Form 10QSB
period 1999-09-30
STAKE TECHNOLOGY LTD
filed 1999-11-09
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            |_| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1999
                           Commission File No. 0-9989

          |X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              STAKE TECHNOLOGY LTD.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                                     CANADA
                         (Jurisdiction of Incorporation)

                                 Not Applicable
                      (I.R.S. Employer Identification No.)

                                 2838 Highway 7
                         Norval, Ontario L0P 1K0, Canada
                    (Address of Principle Executive Offices)

                                 (905) 455-1990
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

               Securities registered pursuant to 12(g) of the Act:

                           Common Shares, no par value
                           ---------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

At November 1, 1999, the registrant had 20,701,587 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was U.S. $16.5M. The Company's common shares are traded on Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol STKL. Please note: The company's stock symbol changed from STKLF to STKL effective May 19, 1999.

There are 24 pages in the September 30, 1999 10-QSB and the index follows the cover page.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   1             September 30, 1999  10-QSB

STAKE TECHNOLOGY LTD.
                                   FORM 10-QSB
                               September 30, 1999

PART I - FINANCIAL INFORMATION*

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Consolidated Financial Statements

            Consolidated Balance Sheets as at September 30, 1999, and December 31, 1998.

            Consolidated Statements of Retained Earnings for the Period Ended September 30, 1999, and the Year Ended December 31, 1998.

            Consolidated Statements of Operations for the Nine Months ended September 30, 1999 and 1998.

            Consolidated Statements of Operations for the Third Quarter (July 1
            - September 30, 1999 and 1998).

            Consolidated Statements of Cashflow for the Nine Months ended September 30, 1999 and 1998.

            Condensed Notes to Consolidated Financial Statements.

PART II - OTHER INFORMATION

            All financial information is expressed in Canadian Dollars
            The noon rate of exchange on November 1, 1999 was Cdn. $1 = U.S. $0.6810


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   2             September 30, 1999  10-QSB

            PART I - FINANCIAL INFORMATION

Item 1.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Acquisition of Sunrich, Inc.

On July 29, 1999, the Company's shareholders approved the acquisition of Sunrich, Inc. by way of merger with a wholly owned subsidiary of Stake Technology Ltd., and on August 2, 1999 the transaction closed. The purchase price of 100% of the Sunrich shares was the issuance of 5,519,481 common shares of StakeTech and warrants to acquire up to additional 212,000 common shares. At November, 1999, 5,603,294 common shares have been issued or are committed to be issued and 83,813 warrants exercisable at US $1.00 to December 31, 1999, increasing to US $2.00 on January 1, 2000 and expiring on December 29, 2000 are outstanding related to the Sunrich acquisition. The acquisition consideration issued for accounting purposes was valued at $6,320,000. Under the purchase method of accounting, the share of net assets acquired was $4,288,000 resulting in goodwill of $2,032,000 being recorded on the acquisition of Sunrich.

Sunrich Inc. is an agritech company headquartered in Hope, Minnesota in the agricultural heartland of the USA. Sunrich, is an industry leader in the development and supply of soy food products to U.S. and international markets. Sunrich offers a complete line of soyfoods including whole soybeans specifically developed for traditional Japanese food manufacturing, food ingredients such as liquid soy milk bases and powders, soy flours, TVP (textured soy protein, a meat alternative) and retail products of frozen veggie burgers and soy vegetables.

The acquisition by Stake of Sunrich creates a consolidated entity that will focus on supporting healthy lifestyles by providing nutritious organic food products as well as preserving the environment by providing industry with recycling services and cleaner production processes.

The addition of the net assets and goodwill from the Sunrich acquisition doubles the size of the company's assets at September 30, 1999. Stake has accounted for the results of operations of Sunrich, for the first period since acquisition August 2, 1999 to September 30, 1999, in the third quarter - September 30, 1999 10QSB, which results in a substantial increase in revenues for the period.

Major Developments in Company's Proprietary Steam Explosion Technology in 1999

During 1999, the Company continued to apply its Steam Explosion Technology to specific opportunities in the pulp and paper industry. In the first half of 1999, testing in the Company's Technical Centre focused on two projects, one in South Africa to process sugarcane bagasse and one in North America to convert hardwood.

The Company has been actively seeking to establish marketing alliances that can strengthen its ability to sell steam explosion pulping systems internationally and on August 17, 1999, the Company signed an agreement with Pacitec Inc., of Arlington, Texas for marketing StakeTech's non-woody pulping systems to the Peoples Republic of China.

Under the terms of the agreement, Pacitec acquires exclusive rights to market StakeTech's proprietary pulping systems for non-woody applications in China for a license fee of US $4.0 million payable over twelve years. Maintenance of rights is conditional on achieving performance milestones that total to the sale of a minimum of 40 StakeTech Systems for a total value of approximately US $160 million. All rights to the design and manufacture of StakeTech's proprietary steam explosion pulping systems are retained by StakeTech.

Pacitec is a U.S. trade and development company with offices in Arlington, Texas and Beijing, China. Pacitec specializes in developing business opportunities in China and acts as a sales agent for such companies as Halliburton Energy Services and Kellogg Brown & Root. Pacitec is in partnership with the China National Beijing


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   3             September 30, 1999  10-QSB

Major Developments in Company's Proprietary Steam Explosion Technology in 1999 (continued)

Contracting & Engineering Institute for Light Industry (BCEL) a leading engineering design institute in China. BCEL is an experienced engineering firm with EPC capability and has completed over 20 projects in the pulp and paper industry since 1981.

In the third quarter, a test program was initiated in the Company's Technical Centre to evaluate straw from China as part of the Pacitec marketing program.

Major Developments at Barnes Environmental International in 1999

Sales at B.E.I. for the first nine months were comparable to the same period in 1998, as the addition of new products with good future growth have been able to offset temporary declines in certain other product lines.

Operating earnings from B.E.I. for the first nine months of 1999 compared to 1998 have decreased by $216,000 due to lower margins being earned on the 1999 product mix compared to 1998, as well as increased administrative and other costs. In addition, certain non-recurring income in 1998 related to currency adjustments and the sale of non-essential assets contributed over $200,000 to BEI 1998 results as compared to an expense of $87,000 for these items in the nine months to September 30, 1999. Earnings from BEI to September 30, 1999 were $1,703,000 compared to $2,206,000 for the comparative period of 1998.

Major Developments at Sunrich since acquisition date of August 2, 1999.

On October 26, 1999 the FDA published its final rule authorizing the labeling of products that contain at least 6.25 grams of soy protein with a claim relating to soy's heart disease-fighting properties. The FDA has concluded that 25 grams of soy protein a day, as part of a diet low in saturated fat and cholesterol, may reduce the risk of heart disease.

Stake feels that Sunrich is well positioned to benefit from the FDA ruling. The health advantages of soy combined with increased concern over Genetically Modified Organisms (GMO) food products has resulted in increased demand for Sunrich products and led Sunrich to broaden its Identity Preserved (IP) grain program. Through the Sunrich IP Grain Program, Sunrich can confidently supply its international customers whole soy and grains that meet their specific needs, whether that be high protein content for tofu, or providing Non-GMO product.

Year 2000

The Company has internally prepared for Year 2000 by upgrading and testing its manufacturing/other equipment and computer hardware and software for compliance. In addition, the Company has planned to implement contingency plans for any power or unexplained system failures including printing and backing up all accounting, engineering and other corporate files prior to December 31, 1999.

The Company has sent letters to its key suppliers and customers, to ensure that they are Year 2000 compliant. Unfortunately, the response to our enquiry letters has been low, despite repeated requests. Therefore, Stake cannot confirm whether it will or will not be affected by the Year 2000 issue.

The Company did receive a letter from American Stock Transfer and Trust Company (ASTTC), the administrator of the Company's common shares that their systems are compliant. If any shareholders have questions about their accounts, you should directly contact (ASTTC) at 1-800-937-5449 or (212) 936-5100.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   4             September 30, 1999  10-QSB

The Nine Months to September 30, 1999 Operations compared to September 30, 1998

The Company reported earnings of $905,000 or $0.06 per common share in the nine months of 1999 compared to earnings of $786,000 or $0.05 per common share in the nine months of 1998. Earnings for the third quarter, (July 1, 1999 - September 30, 1999) were $225,000 or $0.01 per common share (1998 - $438,000 - $0.03).
Earnings from B.E.I. in 1999 to date were $1,703,000 (1998 - $2,206,000), earnings from Sunrich since August 2, 1999 before tax were $125,000, (after tax
- $78,000), steam explosion activities loss for nine months were ($330,000) and unallocated corporate costs were a loss of ($546,000), (1998 loss of ($1,420,000) for corporate and steam explosion).

Consolidated revenues for the nine months ended September 30, 1999 increased 69% to $27,805,000 compared to $16,431,000 for the nine months ended September 30, 1998. The increase in revenues is due to the acquisition of Sunrich in August, 1999. Sunrich's revenues for August and September, 1999 were $11,056,000. Sunrich's sales for the two months since acquisition include the sale of both organic and non-organic corn, soybeans and other grains of $9,046,000, the sale of food ingredients of $1,656,000 and other sales of $354,000.

B.E.I. revenues for the first nine months of 1999 were $16,503,000 (1998 - $16,368,000), $190,000 (1998 - $14,000) in revenues from the steam explosion technology division and $56,000 (1998 - $49,000) from general corporate activities. In 1999, B.E.I. sales consisted of sales of abrasives, foundry sands and other products of $13,472,000 (1998 - $12,625,000), recycling revenues of $1,655,000 (1998 - $2,417,000) and other income $1,376,000 (1998 - $1,326,000).
The 7% increase in abrasives, foundry sands and other products sales in 1999 over 1998 is due to an increase in the number of products B.E.I. is distributing and further expansion into the U.S. The decrease in recycling revenues is due to poorer weather conditions in 1999 compared to 1998 and lower landfill prices resulting in less materials being received for recycling in 1999 compared to 1998. The increase in steam explosion sales is due to the receipt of the first licence fee instalment from Pacitec.

Cost of sales increased to $23,700,000 for the nine months ended September 30, 1999 from $12,867,000 for the nine months ended September 30, 1998, again principally due to the consolidation of Sunrich for August and September.

Cost of sales to date in 1999, from Sunrich is $10,272,000, from B.E.I. is $13,320,000 (1998 - $12,752,000), steam explosion technology of $81,000 (1998 -
$94,000) corporate office $27,000 (1998-$21,000).

Sunrich's gross margin for the two months since acquisition was 7.1%. B.E.I's margin was 19.28% in 1999 compared to 22.1% in 1998 due to a lower margin product mix in 1999 compared to 1998. Consolidated gross margins to September 30, 1999 are 14.8% compared to 21.7% in 1998, due to the lower margins earned on Sunrich's product lines.

Research and development costs related to Steam Explosion Technology activities decreased in the period to $242,000 for the nine months of 1999 from $293,000 for the nine months ended September 30, 1998, due to cost reductions implemented in the last quarter of 1998.

Administration and market development expenditures increased in the nine months of 1999 to $2,582,000 compared to $2,384,000 for the nine months ended September 30, 1998. Sunrich's administration costs for the August and September was $605,000. Therefore, administration costs in the rest of the Company in 1999 are significantly lower due principally to lower acquisition cost write-offs in 1999 compared to 1998.

Long-term debt interest was $102,000 for the nine months of 1999 (1998- $107,000). Interest on Canadian long-term debt decreased to $79,000 in the first nine months of 1999 from $107,000 in the nine months of 1998 due to the lower debt balance in 1999 over 1998, resulting from scheduled repayments. Interest on U.S. long-term debt held in the Sunrich subsidiary was $23,000 since August 2, 1999.

The share of losses on equity accounted investees of $21,000 (1998 - ($9,000)) is from the Company's 35% equity investment in Easton Minerals Ltd. (Easton). Equity losses of the magnitude reported in 1999 are expected to continue on an annual basis until the Company disposes of this investment.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   5             September 30, 1999  10-QSB

Liquidity and Capital Resources at September 30, 1999 and 1998

The dividend on preference shares of subsidiary company of $22,000 (1998 - $22,000) and the imputed interest of preference shares of a subsidiary company of $23,000 (1998 - $25,000) are related to the acquisition of B.E.I. made in 1995 and are paid to a former director of the Company.

Cash and short-term deposits increased by $1,111,000 to $1,292,000 at September 30, 1999 compared to cash of $181,000 held at December 31, 1998. The increase in cash is due to the cash acquired on the acquisition of Sunrich of $366,000, and additional cash generated by B.E.I. for nine months and Sunrich for two months, offset by cash used by steam explosion and corporate expenses of $745,000.

Trade accounts receivable increased to $9,961,000 at September 30, 1999 from $3,805,000 at December 31, 1998. Trade accounts receivables at September 30, 1999 related to Sunrich operations were $5,445,000; B.E.I. operations receivables were $4,295,000 (December 31, 1998 - $3,727,000) and steam explosion and general corporate activities receivables were $221,000 (December 31, 1998 - $78,000). B.E.I.'s increase in trade accounts receivable is due to a temporary increase in the age of the receivable balance.

Inventories increased to $5,884,000 at September 30, 1999 from $2,878,000 at December 31, 1998. Sunrich's inventory at September 30, 1999 was $3,102,000 and B.E.I.'s was $2,782,000 (December 31, 1998 - $2,878,000). The increase in the balance at September 30, 1999 is due to the acquisition of Sunrich. There are no inventories in the steam explosion division.

Investments and advances totalled $578,000 at September 30, 1999 compared to $565,000 at December 31, 1998, due to the equity loss accounted for on Easton of $21,000 plus cash advances made during the year totalling $34,000.

Property, plant and equipment at September 30, 1999 have increased by $5,041,000 principally due to the acquisition of Sunrich. On August 2, 1999, Stake acquired physical assets of Sunrich with a fair value of $4,946,000 that has been included in this balance. In addition, $613,000 in capital additions has been made by the Company on equipment upgrades during the year to date and depreciation of $518,000 has been charged.

The Company has capital commitments of approximately $450,000 at of September 30, 1999. Sunrich's commitments total $320,000 mainly related to the construction of an additional grain storage bin. BEI's 1999 capital budget is $500,000, of which $425,000 was spent in the first nine months, and $75,000 will be spent in the last quarter. Corporate office computer upgrades and Company wide integration of computer operations will cost approximately $50,000 in the last quarter of 1999.

Accounts payable and accrued liabilities increased from $2,937,000 at December 31, 1998 to $8,491,000 at September 30, 1999. The largest reason for the increase is due to the inclusion of $4,957,000 of Sunrich' accounts payable balances at September 30, 1999. In addition, the increase is also partially due to legal and other closing costs related to the acquisition of Sunrich being included in accounts payable at September 30, 1999, that did not exist in 1998. The accrued recycling reserve of $284,000 (December 31, 1998 - $393,000) is included in the account payable balance which relates to BEI's business and represents the future costs to process and dispose of the reclaimed materials that B.E.I. has accepted for recycling, and were on site at September 30, 1999.

The Company also has bank lines of credit totalling $7,500,000 based on margining of trade accounts receivable and a ratio of inventories and a $400,000 unused equipment purchase line of credit. The Company is also required to maintain cash deposits of $400,000 as collateral for the Canadian facilities. $3,000,000 of this credit line can be drawn from the Company's principal Canadian bank and is available at Canadian prime. $4,500,000 (US$3,000,000) can be drawn and secured against the Company's wholly owned subsidiary, Sunrich, and bears interest at Sunrich's choice of LIBOR plus 2 1/2% or the US lenders prime lending rate. The rate at September 30, 1999 was 7.9%

Notes payables at September 30, 1999 total $2,812,000. The Company's subsidiary, Sunrich has drawn US$1,260,000, (Canadian $1,852,000) against the US $3,000,000 line of credit. Also included in the Note Payable balance on the financial statements is a US $653,000 Note Payable (Canadian $960,000) related to and secured by certain Sunrich


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   6             September 30, 1999  10-QSB
inventories, which bears interest at 8.25%. Sunrich repaid the US $653,000 Note Payable in October, 1999 from operating cash flow.

At September 30, 1999, the Company is also contingently responsible for $2,052,000, which was drawn under letters of credit from the Canadian line of credit; $750,000 under the conditions of BEI's Certificate of Approval, $1,164,000 for the importation of inventory and $138,000 to several suppliers.

Included in long term debt as a result of the acquisition of Sunrich Inc. are two mortgages, and various equipment and vehicle loans. One mortgage is for US $832,000 and is held on Sunrich's Hope, Minnesota property. This mortgage bears interest at .25% above the lenders reference rate and bears interest only on a monthly basis, with annual escalating yearly principal payments ranging from US $47,000 in 1999 to a final payment of US $113,000 on February 1, 2009; its maturity date. The second mortgage is for US $285,000 and is secured by Sunrich's Cresco, Iowa physical assets. This mortgage also bears interest at the lender's reference rate plus .25% and requires combined interest and principal payments of US$8,333 monthly and matures on July 1, 2013. Both mortgages require the Sunrich subsidiary, to maintain certain financial covenants. At September 30, 1999, Sunrich, Inc. meets these covenants.

The equipment and vehicle loans totalling $113,000 are also held by the Company's subsidiary, Sunrich and are owed to three different lenders. These loans bear interest between 0.9% and 9.3% and mature at various times to March 2001.

Also included in long term debt is a Canadian term loan which decreased from $2,100,000 from December 31, 1998 to $1,600,000 at September 30, 1999, due to a
$300,000 payment in May, 1999 and a payment of $200,000 in August. In November, 1999, the Company paid a further $200,000 on this loan, and has therefore completed the required $700,000 debt reduction on this loan for 1999. The term loan bears interest at Canadian prime + 1% or banker's acceptances + 1.25%; the Canadian prime interest rate is currently 6.25%. Principal payments totalling $700,000 in 1999, $600,000 in 2000 and $800,000 in 2001 are required to be made per annum, with a minimum of $100,000 to be paid each quarter, and interest is to be paid monthly. Full or partial repayment of the term loan will be permitted based on the maturity of the underlying debt instruments

Capital leases on the balance sheet are related to certain sorting and manufacturing equipment held by the Company's subsidiary, Sunrich. Capital lease obligations at September 30, 1999 total $500,000 of which $124,000 are required current payments in the year.

Substantially all of the Company's assets in Canada and the US are pledged as collateral under these lending agreements, with the exception of the real property at Stake's corporate offices in Norval, Ontario Canada.

The Company considers its relationship with its principal bankers, and its subsidiary's banks to be very satisfactory.

The Company believes that its working capital and its available lines of credit at November 1, 1999 are sufficient for the Company's operations during 1999, and 2000.

The Company's substantial increase in shares issued and common stock value on the balance sheet is due to the acquisition of Sunrich that was paid for by the issuance of shares and warrants. Note 9 to the financial statements explains in detail the shares issued for this transaction as well as other capital transactions that have occurred in the period.

Cash flow provided by operations for the first nine months ended September 30, 1999 was $2,016,000 compared to cash used of ($197,000) for the nine months ended September 30, 1998. The cash flow provided from earnings after non-cash items increased from $1,243,000 in 1998 to $1,552,000 in 1999 due to higher net earnings and higher depreciation expenses in 1999 over 1998. Non cash working capital related to operations increased by a net of $464,000 in 1999 compared to a use of $1,440,000 in 1998, due to short term borrowings in 1999 offsetting the increase in trade accounts receivable.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   7             September 30, 1999  10-QSB

Cash used in investment activities increased to ($579,000) in the first nine months of 1999 from cash used of ($351,000) in the first nine months of 1998 due principally to a $235,000 increase in the amount of property, plant and equipment assets acquired in 1999 compared to 1998.

Cash used for financing activities was ($326,000) for the first nine months of 1999 is comparable to ($315,000) used for the first nine months of 1998. Scheduled repayment of debt totalling $500,000 and preference shares redemption in each year and the relaxation of cash restrictions in 1998 were partially offset in both 1999 and 1998 by the issuance of common shares from options and warrants.

PART II - OTHER INFORMATION.

Item 6.

1. An S-4 dated June 24, 1999 was filed by Stake related to the acquisition of Sunrich, Inc, by way of merger with a wholly owned subsidiary of Stake was deemed effective at 1 p.m. on June 24, 1999 by the SEC.

2. An 8K dated August 11, 1999 reporting the closing of the acquisition of Sunrich Inc. on August 2, 1999 was filed with the SEC and Nasdaq on August 12, 1999.

PART I - FINANCIAL INFORMATION

Item 2.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   8             September 30, 1999  10-QSB

                        Consolidated Financial Statements

                              Stake Technology Ltd.

              For the Nine Months ended September 30, 1999 and 1998


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   9             September 30, 1999  10-QSB

Stake Technology Ltd.
Consolidated Balance Sheets as at September 30, 1999 and December 31, 1998 (Expressed in Canadian Dollars)
================================================================================

                                                                      September 30,    December 31,
                                                                          1999             1998
===================================================================================================
Assets (note 5)
Current Assets
Cash and cash equivalents                                              $ 1,292,000      $   181,000
Cash held as security deposit (note 5)                                     400,000          400,000
Accounts receivable - trade                                              9,961,000        3,805,000
Inventories                                                              5,884,000        2,878,000
Miscellaneous receivables and other assets                                 579,000          161,000
Deferred taxes                                                             375,000               --
                                                                       ----------------------------
                                                                        18,491,000        7,425,000
Property, Plant and Equipment - at cost
  less accumulated amortization of $2,969,000
  (December 31, 1998 - $2,451,000)                                      10,866,000        5,825,000

Investments - at cost
   quoted market value - $315,000
   (December 31, 1998 - $1,258,000)                                        578,000          565,000

Goodwill at cost - less accumulated
   amortization of $459,000
   (December 31, 1998 - $358,000)                                        3,828,000        1,897,000

Patents, trademarks and licences and other assets  - at cost, less accumulated amortization of $922,000
  (December 31, 1998 - $900,000)                                           373,000          384,000
                                                                       ----------------------------

                                                                       $34,136,000      $16,096,000
                                                                       ============================
Liabilities
Current Liabilities
Notes payable (note 5)                                                 $ 2,812,000               --
Accounts payable and accrued liabilities                                 8,491,000        2,937,000
Current portion of long-term debt (note 6)                                 732,000          700,000
Current portion of capital leases (note 7)                                 124,000               --
Current portion of preference shares                                       140,000          237,000
                                                                       ----------------------------
                                                                        12,299,000        3,874,000

Long-term debt (note 6)                                                  2,623,000        1,400,000
Capital leases (note 7)                                                    376,000               --
Preference shares of subsidiary company                                    717,000          749,000
Deferred taxes                                                             520,000               --
                                                                       ----------------------------
                                                                        16,535,000        6,023,000
                                                                       ----------------------------
Shareholders' Equity
Capital stock (note 8)                                                  11,090,000        4,467,000
Contributed surplus                                                      4,635,000        4,635,000
Retained earnings (note 8)                                               1,876,000          971,000
                                                                       ----------------------------
                                                                        17,601,000       10,073,000
                                                                       ----------------------------

                                                                       $34,136,000      $16,096,000
                                                                       ============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  10             September 30, 1999  10-QSB

Stake Technology Ltd.

Consolidated Statements of Retained Earnings

For the Period Ended September 30, 1999 and the Year Ended December 31, 1998 (Expressed in Canadian Dollars)
================================================================================

                                               Nine months
                                                  ended           Year ended
                                              September 30,      December 31,
                                                  1999               1998
================================================================================

Retained Earnings - Beginning of the year      $  971,000         $  149,000

Net Earnings for the period                       905,000            822,000
                                               -----------------------------

Retained Earnings - End of period              $1,876,000         $  971,000
                                               =============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  11             September 30, 1999  10-QSB

Stake Technology Ltd.

Consolidated Statements of Operations

For the Nine Months ended September 30, 1999 and 1998
(Expressed in Canadian Dollars)
================================================================================

                                                                           1999                1998

========================================================================================================

Revenues                                                               $ 27,805,000       $ 16,431,000
                                                                       -------------------------------

Cost of goods sold                                                       23,700,000         12,867,000
                                                                       -------------------------------
Gross profit                                                              4,105,000          3,564,000
                                                                       -------------------------------

Expenses

Research and development                                                    242,000            293,000
Administration, market development
  and demonstration                                                       2,582,000          2,384,000
Amortization of patents, trademarks, licences and goodwill                  118,000            104,000
Gain on sale of property, plant and equipment                               (15,000)           (60,000)
                                                                       -------------------------------
                                                                          2,927,000          2,721,000
                                                                       -------------------------------
Earnings from operations                                                  1,178,000            843,000

Interest on long-term debt                                                 (102,000)          (107,000)
Other interest expense                                                      (30,000)                --
Interest and other income                                                    43,000             52,000
Foreign exchange (loss) gain                                                (72,000)            54,000
Share of losses of equity accounted investees                               (21,000)            (9,000)
Dividend on preference shares of subsidiary company                         (22,000)           (22,000)
Imputed interest on preference shares of subsidiary company                 (23,000)           (25,000)
                                                                       -------------------------------

Earnings before taxes                                                       951,000            786,000
                                                                       -------------------------------

Provision for income taxes                                                 (383,000)          (315,000)
Tax recovery                                                                337,000            315,000
                                                                       -------------------------------

Net earnings for the period                                            $    905,000       $    786,000
                                                                       ===============================

Net earnings per share for the period                                  $       0.06       $       0.05
                                                                       ===============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  12             September 30, 1999  10-QSB

Stake Technology Ltd.

Consolidated Statements of Operations

For the Third Quarter (July 1 - September 30, 1999 and 1998)
(Expressed in Canadian Dollars)
================================================================================

                                                                          1999                 1998

=======================================================================================================

Revenues                                                               $ 16,696,000       $  6,226,000
                                                                       -------------------------------

Cost of goods sold                                                       15,185,000          4,805,000
                                                                       -------------------------------
Gross profit                                                              1,511,000          1,421,000
                                                                       -------------------------------

Expenses

Research and development                                                     82,000             93,000
Administration, market development
  and demonstration                                                       1,049,000            868,000
Amortization of patents, trademarks, licences and goodwill                   40,000             35,000
Gain on sale of property, plant and equipment                               (15,000)                --
                                                                       -------------------------------
                                                                          1,156,000            996,000
                                                                       -------------------------------
Earnings from operations                                                    355,000            425,000

Interest on long-term debt                                                  (51,000)           (33,000)
Other interest expense                                                      (24,000)                --
Interest and other income                                                    19,000             20,000
Foreign exchange (loss) gain                                                 (6,000)            42,000
Share of losses on equity accounted investees                                (7,000)                --
Dividend on preference shares of subsidiary company                          (8,000)            (7,000)
Imputed interest on preference shares of subsidiary company                  (7,000)            (9,000)
                                                                       -------------------------------

Earnings before taxes                                                       271,000            438,000
                                                                       -------------------------------

Provision for income taxes                                                 (105,000)          (175,000)
Tax recovery                                                                 59,000            175,000
                                                                       -------------------------------

Net earnings for the period                                            $    225,000       $    438,000
                                                                       ===============================

Net earnings per share for the period                                  $       0.01       $       0.03
                                                                       ===============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  13             September 30, 1999  10-QSB

Stake Technology Ltd.

Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 1999 and 1998
(Expressed in Canadian Dollars)
================================================================================

                                                                       September 30,      September 30,
                                                                           1999               1998
=========================================================================================================

Cash flows from operating activities
Net earnings for the period                                            $    905,000       $    786,000
Items not affecting cash -
  Amortization                                                              641,000            508,000
  Share of losses of investees                                               21,000              9,000
  Gain on sale of property, plant and equipment                             (15,000)           (60,000)
                                                                       -------------------------------
                                                                          1,552,000          1,243,000
                                                                       -------------------------------
Change in non-cash working capital
  related to operations
  Accounts receivable - trade                                            (1,058,000)        (2,336,000)
  Inventories                                                               (18,000)           275,000
  Miscellaneous receivables and other assets                                  6,000            124,000
  Notes payable                                                           1,487,000                 --
  Accounts payable and accrued liabilities                                   47,000            497,000
                                                                       -------------------------------
Net cash provided from (used in) operating activities                     2,016,000           (197,000)
                                                                       -------------------------------

Cash flows from investment activities
Acquisition of a company (note 4)                                            64,000                 --
Acquisition of property, plant and equipment                               (613,000)          (378,000)
Proceeds on sale of property, plant and equipment                            15,000             88,000
Acquisition of patents, trademarks and licences                             (11,000)           (10,000)
Increase in investments and advances                                        (34,000)           (51,000)
                                                                       -------------------------------
Net cash (used in) investing activities                                    (579,000)          (351,000)
                                                                       -------------------------------

Cash flows from financing activities
Redemption of preference shares in subsidiary company                      (129,000)          (142,000)
Reduction in cash held as security deposit                                       --            202,000
Repayment of long-term debt                                                (500,000)          (500,000)
Issuance of common shares                                                   303,000            125,000
                                                                       -------------------------------
Net cash (used in) financing activities                                    (326,000)          (315,000)
                                                                       -------------------------------
Increase in Cash during the Period                                        1,111,000           (863,000)

Cash and cash equivalents - Beginning of year                               181,000            740,000
                                                                       -------------------------------
Cash and cash equivalents (Bank indebtedness) - End of period          $  1,292,000       $   (123,000)
                                                                       ===============================

 Cash and cash equivalents consist of unrestricted cash and short-term deposits maturing in less than 90 days.

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  14             September 30, 1999  10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 1999
(Expressed in Canadian Dollars)
================================================================================

1. The information presented in the accompanying Consolidated Financial Statements has not been audited by independent chartered accountants. In the opinion of the Company, such statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company, the results of its operations and the changes in its financial position for the applicable periods, in conformity with generally accepted accounting principles in Canada, which differ in some respects from accounting principles accepted in the United States, the effect of which is explained in note 11, applied on a consistent basis. The consolidated balance sheet at December 31, 1998 has been taken from the Company's Annual Report to Shareholders for the year then ended. The accompanying consolidated financial statements should be read in conjunction therewith.

2. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

3.    Description of Business and significant accounting policies

      Stake Technology Ltd. (the "Company") was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. Through its division, Barnes Environmental International (B.E.I.), the Company sells abrasives and industrial materials and recycles inorganic materials. Through its wholly owned subsidiary of Sunrich Inc., the company sells food ingredients, which include organic and non-GMO product lines. The Company also operates a division developing and commercializing a proprietary steam, explosion technology for processing of biomass into higher value products. The company's assets and employees at September 30, 1999 are split equally in the US and Canada. The company's operations through to July 31, 1999 where largely in Canada. With the acquisition of Sunrich on August 2, 1999, approximately 65% of the revenues in the third quarter were from US based operations.

      These financial statements are prepared in accordance with accounting principles generally accepted in Canada. Differences arising from the application of accounting principles generally accepted in the United States are described in note 11. The significant policies are outlined below:

            Basis of Presentation

            The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts have been eliminated on consolidation.

            Cash and cash equivalents

            Cash and cash equivalents consist of unrestricted cash and short-term deposits with a maturity at acquisition of less than 90 days.

            Inventories

            Inventories of grain are valued at market less any necessary adjustments. All other Inventories are valued at the lower of cost and estimated realizable value. Cost is determined on a first in first out basis.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  15             September 30, 1999  10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 1999
(Expressed in Canadian Dollars)
================================================================================

3.    Significant Accounting Policies - continued

            Investments and marketable securities

            Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings. Other long-term investments are recorded at cost and are written down to their estimated recoverable value when there is evidence of a decline in value which is other than temporary.

            Short-term marketable securities are carried at the lower of cost or quoted market value.

            Amortization of capital assets

            Amortization is provided on plant and equipment on the diminishing balance basis at rates of 20% to 33% per annum for office furniture and equipment, machinery and laboratory equipment and vehicles and 4-8% for buildings. Amortization is calculated from the time the asset is put into use.

            Costs of acquiring or filing patents, trademarks and licences rights are capitalized and amortized on a straight-line basis over their expected lives of 10 to 20 years. Costs of renewing patents, trademarks and licences are expensed as incurred.

            Revenue recognition

            Revenue from the sale of grain, food ingredients, industrial minerals and other sales are recognized upon the transfer of ownership which is usually shipment.

            Tipping fee revenue which consists of a per ton fee paid to the Company for waste recycling materials being received by the Company is recognized at the time the waste material is received. Provision is made for the net costs of processing and disposal of material.

            The percentage of completion method is used to account for significant contracts in progress when related costs can be reasonably estimated. The Company uses costs incurred to date as a percentage of total expected costs to measure the extent of progress towards completion.

            Revenue from consulting and contract revenue is recognized when the service is completed.

            License fees related to sales of the Company's technologies are recorded as revenue when earned and collection is reasonably assured.

            Foreign currency translation

            Revenues and expenses arising from foreign currency transactions are translated into Canadian dollars using the exchange rate in effect at the transaction date. Monetary assets and liabilities are translated using the rate in effect at the balance sheet date. Related exchange gains and losses are included in the determination of earnings.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  16             September 30, 1999  10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 1999
(Expressed in Canadian Dollars)
================================================================================

3.    Significant Accounting Policies - continued

            Goodwill

            Goodwill represents the excess of cost of investment in subsidiaries and businesses over the assigned value of net assets acquired. Goodwill is amortized on a straight-line basis over its estimated life of twenty years. The Company reviews the recoverability of goodwill whenever circumstance indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis.

            Income taxes

            During 1998, the Company adopted the asset and liability method of accounting for income taxes whereby deferred income tax assts are recognized for deductible temporary differences and operating loss carryforwards, and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the amount of assets and liabilities recorded for income tax and financial reporting purposes. Deferred income tax assets are recognized only to the extent that management determines that it is more likely then not that the deferred income tax assets will be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment or substantive enactment. The income tax expenses or benefit is the income tax payable or refundable for the period plus or minus the change in deferred income tax assets and liabilities during the period. The adoption of the liability method has had no impact on the reported earnings for the periods presented.

            Earnings per share

            The computation of earnings per share is based on the weighted average number of common shares outstanding during the period.

            Use of estimates

            The preparation of these financial statements requires management to make estimates and assumptions that affect revenues and expenses during the reporting periods, in addition to the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from those estimates.

            Derivative Instruments

            The Company's wholly owned subsidiary, Sunrich, Inc. uses derivatives for the purpose of hedging grain commodity prices that exist as a part of its ongoing business operations.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  17             September 30, 1999  10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 1999
(Expressed in Canadian Dollars)
================================================================================

3.    Significant Accounting Policies continued

            Commodity Contracts

            The Company's wholly owned subsidiary, Sunrich, Inc. uses grain commodity futures and forward contracts to manage price fluctuations in various grain commodities traded or used in its business. The Company reflects grain commodity contract gains and losses as, adjustments to the basis of underlying hedged grain commodities purchased; gains or losses are recognized in the statement of earnings as a component of cost of goods sold upon sale of the hedged grain commodity. In general, derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Changes in market values of derivative instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.

            Cash flows related to derivative financial instruments are classified in the statements of cash flows in a manner consistent with those of transactions being hedged.

            Financial Instruments

            The Company's financial instruments recognized in the consolidated balance sheet and included in working capital consist of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities. The fair value of these instruments approximate their carrying value due to their short term maturities.

            The Company's financial instruments that are exposed to credit risk include cash and cash equivalents and accounts receivable. The Company places its cash with institutions of high credit worthiness. The Company's trade accounts receivables are not subject to a high concentration of credit risk. The Company routinely assesses the financial strength of its customers and as a consequence, believes that its accounts receivable risk exposure is limited. The Company maintains an allowance for losses based on the expected collectibility of the accounts.

4.    Acquisition of a Company

            In August, 1999, the Company acquired 100% of the common shares of Sunrich Inc. The issue of 5,519,481 common shares and up to 212,000 common share warrants satisfied the acquisition price. 106,000 of the purchase agreement warrants were exercisable for 30 days at US $0.50, and if this warrant was exercised the shareholder would be entitled to another warrant at higher prices. Within the 30 day period, 83,813 warrants were exercised at US $0.50 per common share, which resulting in an additional 83,813 new warrants being issued which are exercisable at US $1.00 to December 31, 1999 increasing to US $2.00 on January 1, 2000 and expiring on December 29, 2000. As the warrants were issued at US $0.50 and were below the market price of the common shares of the Company at that time, the difference between the exercise price and fair market value of the shares have also been added to the acquisition equation.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  18             September 30, 1999  10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 1999
(Expressed in Canadian Dollars)
================================================================================

4.    Acquisition of a Company (continued)

            The Sunrich Inc. share of the net assets acquired and consideration given is summarized below:

            Share of assets acquired -

            Cash                              $    366,000
            Net working capital                  3,204,000
            Property, plant and equipment        4,946,000
            Goodwill                             2,032,000
            Notes payable                       (1,325,000)
            Long-term debt                      (2,371,000)
            Deferred taxes                        (532,000)
                                              ------------
                                              $  6,320,000
                                              ------------
            Consideration -

            Common shares and warrants        $  6,320,000
                                              ------------

            The Company has consolidated 100% of the operations of Sunrich Inc. from August 2, 1999 to September 30, 1999.

5.    Bank Facilities and Notes Payable

      The Company also has bank lines of credit totalling $7,500,000 based on margining of trade accounts receivable and a ratio of inventories and a $400,000 unused equipment purchase line of credit. $3,000,000 of this credit line can be drawn from the Company's principal Canadian bank and is available at Canadian prime. $4,500,000 (US$3,000,000) can be drawn against the Company's wholly owned subsidiary, Sunrich's assets.

      The Company has provided a general collateral agreement representing a first charge on all Canadian assets of Stake Technology Ltd. (excluding real property) as collateral for a $3,000,000 operating bank facility and a term loan facility of $1,600,000 at September 30, 1999. The Company has also provided first mortgages in the amount of $2,575,000 on certain land and buildings located in Waterdown, Ontario and a pledge of certain book debts, inventories and other assets. The Company is also required to maintain cash deposits of $400,000 as collateral for the loan facility. As at September 30, 1999, the Company is contingently liable under letters of credit in the amount of $2,052,000, which can be drawn on these Canadian facilities.

      The Company subsidiary, Sunrich Inc. has a available a US $3,000,000 line of credit facility secured most of the assets of Sunrich Inc - excluding real property located in Hope, Minnesota and Cresco, Iowa. At September 30, 1999 US $1,260,000 was outstanding (Canadian $1,852,000) as a Note Payable at September 30, 1999. The Note Payable bears interest at Sunrich's choice of LIBOR plus 2 1/2% or the US lenders prime lending rate. The rate at September 30, 1999 was 7.9%. In addition, included in the Note Payable balance on the financial statements at September 30, 1999 is a US $653,000 Note Payable (Canadian $960,000) to another lender related to and secured by certain Sunrich inventories, which bears interest at 8.25%. Sunrich repaid the US $653,000 Note Payable in October, 1999 from operating cash flow.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  19             September 30, 1999  10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 1999
(Expressed in Canadian Dollars)
================================================================================

6.    Long term debt

      In addition to the long-term debt disclosed in the December 31, 1999 audited financial statements, the acquisition of Sunrich resulted in additional long-term debt being reflected on the September 30, 1999 balance sheet, as listed:

(a) A mortgage for US $832,000 held on Sunrich's Hope, Minnesota property. This mortgage bears interest at 0.25% above the lenders reference rate and bears interest only on a monthly basis, with annual escalating yearly principal payments ranging to $47,000 in 1999 to a final payment of $113,000 on February 1, 2009; its maturity date.

(b) A second mortgage is for US $285,000 and is secured by Sunrich's Cresco, Iowa physical assets. This mortgage also bears interest at the lender's reference rate plus 0.25% and requires combined interest and principal payments of US$8,333 monthly and matures on July 1, 2013. Both mortgages require the Sunrich subsidiary, to maintain certain financial covenants. At September 30, 1999, Sunrich's balance sheet meets these covenants.

(c) A number of equipment and vehicle loans totalling $113,000 are also held by the Company's subsidiary, Sunrich and are owed to three different lenders. These loans bear interest between 0.9% and 9.3%, are secured by the underlying assets and mature at various times to March 2001.

7.    Capital leases

      Capital leases on the balance sheet are related to certain sorting and manufacturing equipment held by the Company's subsidiary, Sunrich. Capital lease obligations at September 30, 1999 total $500,000 of which $124,000 are required current payments over the next year.

8.    Capital Stock
                                                September 30,      December 31,
                                             1999         1998         1998
                                             ----         ----         ----

(a)   Issued and fully paid -
      20,685,837 common shares
      (September 30, 1998 and
      December 31, 1998 - 14,779,718)   $ 11,090,000    4,478,000    $ 4,467,000
                                        =========================    ===========

(b) During 1997, the shareholders of the Company agreed to amend the Company's by-laws. These changes included reducing the stated capital account of the Company in respect of its common shares in the amount of $25,026,000 and applying this amount against the deficit.

(c) At December 31, 1998, the Company had 1,182,500 warrants outstanding to acquire common shares. Of these warrants, 650,000 were exercisable at U.S. $2.25 per share, and 532,500 were exercisable at U.S. $2.00 per share. As at December 31, 1998, the warrants expiry date was September 30, 1999. In December 1998, the Company offered all warrant holders a 4 for 1 exchange of the 1,182,500 warrants for 295,625 new warrants with an exercise price of U.S. $0.50 per share expiring on January 31, 1999; provided the new warrants above were exercised prior to January 31, 1999, 295,625 additional warrants with an exercise price of U.S. $1.00 to December 31, 1999, rising to U.S. $2.00 on January 1, 2000 and expiring on December 31, 2000 would be issued.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  20             September 30, 1999  10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 1999
(Expressed in Canadian Dollars)
================================================================================

8.    Capital Stock (continued)

      During January, 1999, 283,125 of the 295,625 warrants were exercised to acquire 283,125 common shares for proceeds of $212,000. The 50,000 warrants exercisable at U.S. $2.00, that were not converted expired on September 30, 1999.

      During the first nine months in 1999, 19,700 new warrants were exercised to acquire 19,700 common shares for net proceeds of $26,000. In October 1999, 15,750 new warrants were exercised to acquire 15,750 common shares for gross proceeds of $24,000.

      From this transaction, at November 1, 1999, the Company has 247,675 warrants with an exercise price of U.S. $1.00 to December 31, 1999, rising to U.S. $2.00 on January 1, 2000 and expiring on December 31, 2000.

(d) As a result of the Sunrich acquisition, 5,519,481 common shares have been issued or committed to be issued valued at US $4,750,000. All of these shares have been registered with the SEC, however under a agreed restriction program, 1/5 of these shares will be issued in unrestricted form on or after August 2, 1999, with the remaining 4/5's released in 90 day intervals of August 2, 1999 over the next year. In addition:

      (i) 83,813 of the up to 106,000 new Sunrich warrants with an exercise price of U.S. $0.50 per share were exercised with gross proceeds of $41,000.

      (ii) as 83,813 warrants in (i) were exercised prior to or on September 1, 1999, an additional 83,813 Sunrich warrants with an exercise price of U.S. $1.00 to December 31, 1999, rising to U.S. $2.00 on January 1, 2000 and expiring on December 29, 2000 were issued.

(e) On July 29 and August 2, 1999, the Board of Directors granted 640,500 options from the 1998 and 1999 Stock Option Plans at U.S. $1.063. Of these, 412,000 options were granted to Sunrich employees and consultants. The 640,500 options granted vest as follows: 248,500 options vest immediately, 87,000 vest annually each on the anniversary date of August 2 over the next four years, and 44,000 vest on August 2, 2004.

      Therefore, at November 1, 1999, there were options vested to employees, consultants and directors to acquire 1,508,750 common shares at exercise prices of U.S. $1.03125 to U.S. $1.875, and unvested options totalling 392,400 common shares at an exercise price of U.S. $1.063.

9.    Commitments and Contingencies

      In addition to those disclosed in the audited financial statements at December 31, 1998:

      (a) The Company's subsidiary, Sunrich Inc.'s. net position in the grain market at September 30, 1999 is long 198,699 bushels of various grains. The Company's exposure is to price fluctuations on this balance. An increase in the commodity's market price will result in a gain, and a reduction will result in a loss. The Company accounts for changes to its net position and market value of its position on a monthly basis.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  21             September 30, 1999  10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 1999
(Expressed in Canadian Dollars)

================================================================================

9.    Commitments and Contingencies (continued)

      (b) The Company's subsidiary, Sunrich Inc. at September 30, 1999 is storing 575,162 bushels of commodities for third parties, and is responsible for any deficiencies of grade or shortages of quantity that may arise in connection with commodities stored for others.

10.   Uncertainty due to the Year 2000 Issue

      The Year 2000 Issue arises because many computerized systems use two digits rather four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when the information using year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than that date. The effects of Year 2000 Issue may be experienced before, on or after January 1, 2000, and, if not addressed, the impact on the operations and financial reporting may range from minor errors to significant systems failure which could effect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

11.   United States Accounting Principles Differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") which conform in all material respects applicable to the Company with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:

      (a) Under U.S. GAAP, the amounts due from related parties at September 30, 1999 were $84,000 (December 31, 1998 - $33,000) would be shown separately on the balance sheet. Also, under U.S GAAP, the allowance for doubtful accounts at September 30, 1999 of $479,000 (December 31, 1998 - $133,000) must be disclosed. Also, included in accounts a payable and accrued liability is an accrual for recycling costs of $284,000 (December 31, 1998 - $393,000).


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  22             September 30, 1999  10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 1999
(Expressed in Canadian Dollars)
================================================================================

11.   United States Accounting Principles Differences (continued)

      (b)   Accordingly, the following would have been reported under U.S. GAAP:

                                                               (In thousands)
                                              -----------------------------------------------
                                                    Nine months               Year ended
                                                ended September 30,          December 31,
                                                -------------------          ------------
                                                    (unaudited)                (audited)
                                                 1999         1998         1998         1997
Net Earnings - as reported                       $905         $786         $822         $149
Dilution gain                                      --           --          (26)        (226)
Development costs expensed                         --          (32)         (35)         (62)
                                              -----------------------------------------------

Net Earnings (loss) - U.S. GAAP                  $905         $754         $761        ($139)
                                              ===============================================
Net Earnings (loss) per share - U.S. GAAP       $0.06        $0.05        $0.05       $(0.01)
                                              ===============================================
Weighted average number of common
shares outstanding                             16,233       14,676       14,702       14,391
                                              ===============================================

Shareholder's equity - as reported             17,601       10,048       10,073        9,060
Cumulative development costs expensed            (164)        (161)        (164)        (129)
                                              -----------------------------------------------

Shareholders' equity - U.S. GAAP              $17,437       $9,887       $9,909       $8,931
                                              ===============================================

12.   Comparative Balances

      Certain comparative account balances have been reclassified to achieve comparability to current period balances.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  23             September 30, 1999  10-QSB

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          STAKE TECHNOLOGY LTD.


                                          \s\ Leslie N. Markow
Date November 1, 1999
                                          Stake Technology Ltd.
                                          by Leslie N. Markow
                                          Vice President - Finance
                                          & Chief Financial Officer


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  24             September 30, 1999  10-QSB