Form 10KSB40
period 1999-12-31
STAKE TECHNOLOGY LTD
filed 2000-05-31
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                           Commission File No. 0-9989

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

                                 (905) 455-1990
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

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

                                Yes |X|. No |_|.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                Yes |X|. No |_|.

Revenue for the year ended December 31, 1999: CDN $47,304,000

At March 13, 2000 the registrant had outstanding and allotted 20,872,888 common shares, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was US $40,441,000. The Company's common shares traded on Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol STKL.

Transitional Small Business Disclosure Format

                                Yes |_|. No |X|.

There are 34 pages in the December 31, 1999 10-KSB and the index follows the cover page.

                              STAKE TECHNOLOGY LTD.

                              --------------------

                         Index and Cross Reference Sheet
                                  Annual Report
                               on Form 10-KSB for
                          Year Ended December 31, 1999

                               -------------------

FORM 10-KSB                                                                 Page
-----------                                                                 ----

                                     PART I

Item 1.  Description of Business...............................................1

Item 2.  Description of Property..............................................10

Item 3.  Legal Proceedings....................................................11

Item 4.  Submission of Matters to a Vote of
              Security Holders................................................11

                                     PART II

Item 5.  Market for Registrant's Common Equity and
              Related Stockholder Matters.....................................12

Item 6.  Management Discussion and Analysis or
              Plan of Operations .............................................12

Item 7.  Financial Statements.................................................19

Item 8.  Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure............................................19

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................20

Item 10. Executive Compensation...............................................25

Item 11. Security Ownership of Certain Beneficial
              Owners and Management...........................................28

Item 12. Certain Relationships and Related Transactions.......................28

Item 13. Exhibits and Reports on Form 8-K.....................................30

Currency Presentation

All dollar amounts herein are expressed in Canadian dollars. Amounts expressed in United States dollars are preceded by the symbols "US $". On March 13, 2000, the noon buying rate, in New York City for cable transfers in Canadian dollars for customs purposes by the Federal Reserve Bank of New York was US $0.6843 for $1.00 Canadian.

The following table sets forth, for each of the years indicated, information with respect to the exchange rate of the Canadian dollar into United States currency. (1) the rates of exchange for the Canadian dollar, expressed in US dollars, in effect at the end of the years indicated, (2) the average of exchange rates in effect on the last day of each month during such years and (3) the high and low exchange rates during such years, in each case based as certified by the Board of Governors of the Federal Reserve System.

================================================================================
RATES                   1995         1996        1997        1998         1999
--------------------------------------------------------------------------------
Last Day..(1)..       $0.7323      $0.7301      $0.6999     $0.6530      $0.693

--------------------------------------------------------------------------------
Average..(2)..        $0.7286      $0.7332      $0.7221     $0.6712      $0.673

--------------------------------------------------------------------------------
High..(3)..           $0.7527      $0.7526      $0.7467     $0.7045      $0.6537

--------------------------------------------------------------------------------
Low..(3)..            $0.7023      $0.7212      $0.6945     $0.6382      $0.693

================================================================================

                                     PART I
Item 1. Description of Business

Stake Technology Ltd. ("Stake" or the "Company") operates in three principal businesses. Through its division, Barnes Environmental International (BEI), the Company sells abrasives and industrial materials and recycles inorganic materials. The Company also operates a division developing and commercializing a proprietary steam explosion technology for the production of pulp from straw and other forms of biomass. In August 1999, the Company acquired Sunrich, Inc., a US agritech company specializing in organic and non-GMO food ingredients.

The Company was incorporated under the laws of Canada on November 13, 1973. The principle executive offices and the steam explosion technology division are located at 2838 Highway 7, Norval, Ontario, Canada, L0P 1K0, telephone: (905) 455-1990, fax: (905) 455-2529, e-mail: info@staketech.com and Web site: www.staketech.com. BEI operates from 407 Parkside Drive, Waterdown, Ontario, Canada, L0R 2H0, telephone: (905) 689-6661, fax: (905) 689-0485, e-mail:
info@barnesenvironmental.com and Web site: www.barnesenvironmental.com, BEI also has a warehouse and sales facility at 2270 - 43rd Avenue, Lachine (Montreal), Quebec, Canada, H8T 2J8, telephone: (514) 631-3578 and fax: (514) 631-7044, and a abrasion manufacturing facility at 2 Elaine Street, New Orleans, Louisiana USA, 70126, telephone: (504) 243-2205 and fax: (504) 243-2204. Sunrich operates from 3824 - 93rd Street S.W., Hope, Minnesota, 56046-0128, telephone:
(507)-451-3316 fax: (507) 330-2910, e-mail: info@sunrich.com and web site:
www.sunrich.com and its division Integrity Mills operates from 616 - 6 th Avenue West, Cresco, Iowa.

Subsequent Event

On February 29, 2000 Stake acquired 100% of the shares of George F. Pettinos (Canada) Limited, also known as PECAL from US Silica Company of Berkeley Springs, West Virginia for $4,700,000 cash. The acquisition of Pettinos will complement the business of the company's division, Barnes Environmental International (BEI).

PECAL was a direct competitor of BEI in the sand, coated sand, bentonite, chromite, and zircon businesses, and they have strengths in several other businesses that are closely related to BEI's existing markets. PECAL will add to BEI's product lines in several key areas, and will help to build sales in Ontario and the US. PECAL has sales in the range of $15 million per year, with a history of profitability and a broad customer base.

The PECAL plant located in Hamilton, Ontario will be manufacturing and producing coated sand, foundry mixes and providing wholesaler and distribution service. The PECAL administration office located at a separate rented site will be closed in the next few months and certain employees relocated to the BEI Waterdown Head Office.

The purchase price of $4,700,000 cash was financed by the assumption of a new five-year term loan of $2,600,000 and the expanding of the Canadian line of credit from $3,000,000 to $5,000,000.

As the acquisition of PECAL closed after December 31, 1999, none of its operations or assets are included in the December 31, 1999 10-KSB.

Acquisition of Sunrich, Inc.

The acquisition of Sunrich, Inc., on August 2, 1999 has significantly increased the Company's balance sheet and the size of operations. As the operations and net assets of Sunrich are included in the December 31, 1999 10-KSB for the first time, a detailed description of Sunrich's business follows:

Sunrich is a US based national supplier and exporter of waxy corn, speciality grains, food quality soybeans used for soymilk and soy meat substitute products, Sweet Beans, vegetables, other natural food ingredients, maltodextrin and natural sweeteners. Sunrich maintains a direct link with growers, processors and food manufacturers, offering farmers such retail products as feed, chemical herbicides and pesticides, fertilizer, seed, grain services, including buying, storing and selling soybeans and field corn and other agricultural services. Sunrich consistently provides non-genetically modified specialty grains and other food products by taking a "full circle" approach to commodity marketing, through which Sunrich takes part in all facets of commodity production, including providing growers with seed and supplies, harvesting and processing, direct shipping, and manufacturing and processing of food products. Sunrich's divisions include: Integrity Mills, Inc., an organic corn milling company which produces corn flour, grits, cones and germ and Hearty & Natural, a manufacturer of soybean meat product substitutes.

Seven farmers conceived Sunrich in 1978 as a supplier of waxy corn for starch manufacturing markets and other markets needing larger quantities of waxy corn than an individual farmer could grow. The original company, under the name Minnesota Waxy Corn Growers, Inc., consisted of approximately 300 founding shareholders who were farmers and purchasers and conducted their operations primarily out of Hope, Minnesota. Since then, Sunrich has progressively grown expanding its operations into other food quality identity, preserved grains, including blue corn, white corn, soybeans, and other soy products.

Sunrich provides a variety of food and agricultural products to domestic and foreign customers. Its principal product lines include waxy and other specialty corns, identify-preserved soybeans and other soy products, vegetable and bean powders, frozen vegetables, and other food ingredients.

Identity-Preserved Specialty Grains: Sunrich is a leading processor and exporter of specialty grains including waxy corn, blue corn and food grade soybeans. Many Sunrich specialty grain products are certified organic by Quality Assurance International as well as other national and international organic certifying associations, and certified organic processing facilities are used throughout the manufacturing process. For the period since acquisition, August 2, 1999 to December 31, 1999, sales of identity-preserved specialty grains accounted for approximately US $9,019,000 or 54% of Sunrich's net sales.

Identity-Preserved Soybeans and Soybean Products: Sunrich provides a variety of soybean and soy products, including soymilk powder, tofu powder, soy beverage powder, liquid soy base, low fat soymilk powder, and soy creamer. Each of the soy-based products produced by Sunrich, along with organic beans, corns, and/or other ingredients sold as an organic product, is certified organic by Quality Assurance International. Sunrich produces the podded and peeled green soybean called Edamame under the trademark Sweet Bean. Sunrich uses an automatic vision colour scanner to sort out defective pods of Edamame soybeans and Sweet Beans to ensure consistent high quality products for its customers. The facility is used extensively to provide the highest quality soybeans for the production of soymilk, tofu, and other soy foods. Sales of Sweet Bean, soybeans and other soy related products accounted for approximately US $3,694,000 or 22% of Sunrich's net sales, in the period since Sunrich was acquired.

Distribution, Marketing and Sales

Distribution systems: Sunrich is located on 93rd Street in Hope, Minnesota one mile west of the Interstate 35 and alongside the Union Pacific Railroad. The railroad is utilized for the grain elevator business and distribution of product nationally.

Sales and Marketing: Sunrich's management believes that the nature of the agricultural commodities business does not require extensive sales and marketing staff. As a result, the Sunrich sales and marketing team consists of six individuals, who develop all of the promotional materials, travel to and make contact with growers and farmers, and respond to the high volume of inquires channeled through Sunrich's interactive domain on the World Wide Web at www.sunrich.com.

Sunrich ensures that it provides its customers with the highest quality identity-preserved specialty grains, by serving as a grower's supplier of seed, purchaser of growers identity-preserved specialty crops and distributor of identity-preserved specialty products. Sunrich's "full circle" approach allows Sunrich to satisfy the specific needs of foreign and domestic food manufacturers and processors by providing products in the varieties and quantity needed in a timely fashion, transporting products to meet customers' needs, packages in containers, truck, rail or barge, providing product information and technical support during the growing, processing, and marketing phases, and offering complete service of product, including formulation, processing, grading, quality control and packaging.

Customers

Sunrich currently markets its specialty grains products to more than 30 distributors and suppliers. In Sunrich's agricultural elevator business, Sunrich serves more than 500 growers, providing feed; seed; agro-chemicals, grain buying, selling and storage; grain trucking; agro-services, grain conditioning and livestock feed services. Sunrich's Hope, Minnesota facility has the capacity to store approximately 1,328,500 bushels of grain to service these customers. Sunrich's food ingredient business provides food ingredients to foreign and national manufacturers and processors.

Management of Sunrich believes that it has strengthened its food ingredients customer base by the integration of Integrity Mills into its business as a division in 1998. Integrity annually accounts for approximately 2.6 million pounds of the approximately 7 million pounds of the North American organic milled-corn (non-feed) market. Lastly, through its retail business, Sunrich currently services approximately 35 distributors, which the management of Sunrich believes will continue to grow through its Hearty & Natural division retail soybean based meat substitute product line. Sunrich believes that the size and diversity of its customer base, and its "full circle" approach to customers, suppliers, growers, manufacturers and processors reduces Sunrich's dependence on any single customer, product line or market.

Barnes Environmental International Division (BEI)

BEI's operations have two principal segments: (1) the recycling of industrial mineral wastes and from site reclamation projects; these materials are cleaned, crushed and blended to specific chemistry for resale to cement and steel industries; and (2) the manufacture and distribution of industrial mineral based products such as speciality sands, bentonite clays, abrasives and products for foundry and the steel industry, many which can subsequently be recycled.

During the year BEI's processing of cement additives slows down during January to mid March corresponding to reduced cement production and difficult winter operating conditions. The foundry and steel businesses on the other hand are not considered seasonal. The seasonal effects of the cement and abrasive product lines are partially offset by sales of other products. Also, the establishment of the Louisiana manufacturing facility centre during 1998 has helped to mitigate the seasonality of BEI sales.

Steam Explosion Technology Division

The Company has developed the StakeTech System, including process engineering and the hardware required.

The patented StakeTech System provides a method for the rapid and continuous steam treatment of biomass under high pressure. The biomass that can be processed in the system includes material such as wood chips, sugarcane bagasse, cereal straws and waste paper.

In their natural state, these materials are not easily separated into their component parts. By processing with the addition of high-pressure steam, the StakeTech System breaks the chemical and physical bonds that exist between the components of these materials allowing their subsequent separation and processing into products and components that potentially have wide and diverse applications. The Company has demonstrated its equipment and technology on a commercial scale in several applications including the production of the sweetener xylitol, alcohol and pulp for paper.

In 1993, the Company completed the turnkey supply of a US $3 million biomass demonstration plant to the Italian Commission for New Technology for Energy and the Environment ("ENEA") in Italy. This plant is the first facility in the world to utilize continuous steam explosion combined with continuous extractions to fractionate biomass into its components to serve in several fibre and chemical end-use applications.

In 1996, the Company delivered a StakeTech System to Weyerhaeuser Company (Weyerhaeuser) which passed its performance tests and was fully accepted by Weyerhaeuser. This was the first sale of a StakeTech System to the pulp and paper industry.

Since 1995, the Company has focussed marketing efforts relative to the Steam Explosion Technology on the production of pulp for paper from non-woody fibres and the production of cellulose derivatives.

StakeTech's steam explosion business is not affected by seasonality.

Major Developments at BEI Division in 1999

In the second half of 1999 BEI expanded its distribution facility in Louisiana to include an abrasive manufacturing plant and began to export raw material directly by ship. This facility is being used to widen the distribution of Barshot products to the marine and industrial markets in the US Gulf area.

BEI has a licence agreement with the patent holder of "Specular Hematite as an Impact Material" which gives BEI the exclusive right to market this material in two central Canadian provinces and 13 Great Lake and North East Atlantic region states. BEI also has the first right of refusal for a licence in 5 other US states.

Barshot:

Specular Hematite is marketed under the name Barshot as a recyclable abrasive providing higher profit margins for the user and competing with existing materials such as garnet, staurolite, aluminium oxide, various slags and steel grit. The Company is continuing to develop agents/distributors primarily for the US exclusive territory, focusing on companies and contractors capable of recycling Barshot.

In 1999, BEI continued to develop certain speciality grades of Specular Hematite to be used in industrial markets for higher value applications.

Slag Abrasives: BEI continues to market copper slag abrasives under the name Ebony Grit into the Ontario and Quebec markets. A new three-year supply agreement was signed in the last quarter of 1998, which confirms future supply of this product.

Garnets: In the last quarter of 1998, the Company signed an exclusive distribution agreement for North America with a garnet supplier in India to market garnets to the water jet metal cutting market and the abrasives market and in the second half of 1999 signed an exclusive agreement with a sand supplier in China.

Silica Sands: The Company will continue to supply its major foundry customers in Quebec and Ontario with silica products; however, growth in this market in 1999 was limited due to competition from a local low cost supplier. During the last quarter of 1998, the Company signed an exclusive distribution agreement with US Silica to market their silica sands to the foundry industry in Ontario and Quebec.

Zircon Sands: In 1999, BEI continued to explore the opportunities of recycling higher value added products and has an agreement with a large automobile manufacturer in southern Ontario to recycle very high value zircon sand used in the manufacturing of engine castings. This product is being produced at the Waterdown location, with a portion of the recycled product being sold back to the automobile manufacturer, and the remainder is sold into the industrial materials market.

A quality system was put into place during 1996 and 1997 and BEI was awarded ISO-9002 registration after successful completion in May, 1997. A number of ISO-9002 update audits have been successfully completed, the most recent in December, 1999.

Major Developments in Steam Explosion Division in 1999

During 1999, the Company continued to apply its Steam Explosion Technology to specific opportunities in the pulp and paper industry. In 1999, testing in the Company's Technical Centre focused on opportunities relating to the processing of sugarcane in South Africa, the processing of hardwoods in North America and the processing of straw in China.

The Company has been actively seeking to establish marketing alliances that can strengthen its ability to sell steam explosion pulping systems internationally and on August 17, 1999, the Company signed an agreement with Pacitec Inc., of Arlington, Texas for marketing StakeTech's non-woody pulping systems to the Peoples Republic of China.

Under the terms of the agreement, Pacitec acquired exclusive rights to market StakeTech's proprietary pulping systems for non-woody applications in China for a license fee of US $4.0 million payable over twelve years. Maintenance of these rights is conditional on achieving the sale of a minimum of 40 StakeTech Systems valued at approximately US $160 million over the twelve year period. StakeTech retains all rights to the design and manufacture of StakeTech's proprietary steam explosion pulping systems.

Pacitec is a US trade and development company with offices in Arlington, Texas and Beijing, China. Pacitec specializes in developing business opportunities in China and acts as a sales agent for such companies as Halliburton Energy Services and Kellogg Brown & Root. Pacitec is in partnership with the China National Beijing Contracting & Engineering Institute for Light Industry (BCEL) a leading engineering design institute in China. BCEL is an experienced engineering firm with Engineering, Procurement and Construction (EPC) capability and has completed over 20 projects in the pulp and paper industry since 1981.

                              Segmented Information

The Company operates in three industries:

(1) the sale or processing, recycling and resale of inorganic materials;

(2) the design and engineering of customized steam explosion technology systems, and

(3) the production and marketing of organic and transmutagenetic food organisms (non-GMO) food ingredients.

The Company's operations and assets are located in both Canada and the US.

                                   Competition

Competition for Sunrich, Inc.

Today's grain market is subject to change, which results in constantly changing market pressures and competitive forces. Sunrich's specialty grain operation competes in the larger US commercial grain handling market. Sunrich's organic specialty grains compete, in the smaller niche US commercial organic grains market. In the agri-business industry, the Company competes with other grain merchandisers, grain processors and end-users for the purchase of grains, as well as with other grain merchandisers, private elevator operators and co-operatives for the sale of grain. While Sunrich believes it has substantial market share in the organic specialty grain market, many of its competitors in the non-organic grain market are significantly larger and compete in wider markets.

Sunrich's retail business is also highly competitive in part due to the growing consumer demand for organic soy based products. Sunrich competes with a variety of organic food processors and retailers, primarily smaller organic food producers in the Midwest markets. Some of these competitors are larger than Sunrich with a larger distribution of products in grocery stores than Sunrich, however; Sunrich believes that the Hearty & Natural meat substitute lines may allow a greater penetration into retail prepared food markets.

Competition in BEI Division

BEI conducts its businesses primarily in the region comprising the Quebec-Detroit corridor and through its new distribution facility in New Orleans, to the Louisiana Gulf region. BEI also believes it can be competitive in various other areas such as upstate New York, Michigan and Northern Ontario.

In 1995, BEI was awarded a Certificate of Approval from the Ontario Ministry of Environment and Energy to recycle non-hazardous and hazardous solid waste at its Waterdown site. The significance of this Certificate of Approval, is that BEI can now handle certain types of solid waste which it had recycled in the past, but could not recycle without a Certificate of Approval, as these materials have been declared hazardous by the Ontario Ministry of Environment and Energy over the past few years. The Certificate of Approval has no fixed expiry date, however the Company must comply with requirements listed in the terms of Certificate of Approval to maintain it's good standing.

Materials that can be recycled under the Certificate of Approval represent approximately 40% of the materials processed by BEI, however management expects that, through product formulation changes, BEI will be able to process additional quantities of materials to incorporate these materials into certain of its existing products. In addition to its higher profit potential, there is a strong strategic fit for BEI to process non-hazardous, hazardous and recyclable materials.

The Certificate of Approval serves as a barrier to entry by other operators. BEI has one of only two Certificate of Approval's in South Western Ontario for the recycling of certain non-hazardous and hazardous solid waste. BEI therefore competes in its recycling business with the holder of the other Certificate of Approval; Philip Services Corp. and Ontario landfill site operators, including those operated by municipal and regional governments. Furthermore, due to the difficulty in gaining local community and political support, it is very difficult, expensive and time consuming to obtain a Certificate of Approval.

At present, most solid industrial waste that is hazardous is disposed of at hazardous waste landfill sites. There are three hazardous landfill sites operating in this market: Chemical Waste Management (New York state), Saftey-Kleen (Sarnia, Ontario) and Stablex (Blaineville, Quebec).

In general, BEI's competitive advantages in its core recycling area include:

      o Superior knowledge of many industrial minerals and the local markets for these materials.

      o Long standing relationships with both generators and potential users of industrial mineral waste.

      o Efficient and cost effective material handling and processing skills, based on decades of experience.

      o Expertise necessary to provide cement companies and other customers with materials of a consistent and reliable quality, and the ability to adjust chemical composition as required.

      o The ability to combine the sale of certain materials with a waste removal service as one transaction.

      o The ability to inventory some materials. This is attractive to cement companies as a source of uninterrupted and "just in time" supply.

      o Being known in the market as a recycler, in contrast to the large traditional waste management companies, which derive most of their profit from landfill and trucking operations.

      o The specular hematite licence and certain exclusive supply arrangements.

Competition in Steam Explosion Division

The Company is focussing its marketing efforts on applying the Steam Explosion Technology to the production of pulp for paper.

The Company believes the ability of StakeTech Systems to operate at high pressure presents advantages in terms of reducing chemical requirements and improving product yields.

The Company's success in marketing to the pulp and paper industry will depend on the extent to which the StakeTech System can be shown to have advantages over the technology of existing suppliers. These existing suppliers include:
Ahlstrom, Kvaerner, Valmet and Andritz Sprout-Bauer.

The Company is aware of other groups that are attempting to develop and market new pulping processes. These include the NACO process from Italy and the Saicca process from Spain.

It is anticipated that competition from suppliers of alternative systems and equipment in these markets will be strong and that the potential advantages for the StakeTech System will have to be demonstrated.

                   Availability of Raw Materials and Suppliers

Sunrich, Inc. Suppliers

The products distributed by Sunrich are grown, processed and manufactured by over 550 growers, processors or manufacturers, the ten largest of which provided approximately 6% of the products purchased by Sunrich. Organic specialty beans are sourced by Sunrich's buyer who personally visits organic farms throughout the agricultural states of the Midwest to locate and contract for specific beans required for Sunrich's customers. Non-organic specialty beans are purchased from, other contract growers, and members of Southwest Iowa Specialty Crop Growers, Inc., in which Sunrich owns a 45% stake. Southwest Iowa Specialty Crop Growers is an organization formed to provide geographical diversification from regional crop disease and weather problems. Sunrich believes that obtaining product through Southwest Iowa Specialty Crop Growers allows Sunrich to avoid temporary shortage of product or price fluctuations that may affect other distributors, and also allows Sunrich to sell seed to growers for the contract growing of special varieties of grain. Contract growers in Southern Minnesota grow Sunrich's waxy corn. Unlike specialty beans, most of Sunrich's waxy corn growers are located in Southern Minnesota and as a result, Sunrich may be exposed to regional weather or disease problems that could negatively affect profits.

BEI Division's Suppliers

Most of BEI's critical raw materials are purchased through approved suppliers to ensure the highest quality and the supplier's ability to adhere to BEI's usage requirements.

There is an abundance of inorganic materials that are increasingly becoming subject to federal, provincial and state legislative restrictions. The Company expects the supply of contaminated materials to increase due to increased awareness by the general public and the resulting laws that will require these wastes to be recycled in the future. However, the availability of these materials could be reduced if the demand for recycling subsides. While BEI's sources of hazardous and non-hazardous waste materials are expected to eventually come from a variety of industries, many of the opportunities identified to date are from its existing customer base in the foundry, steel and industrial sandblasting industries.

BEI receives materials from over 200 suppliers. While BEI has several alternative sources of supply for many of the inputs it requires, it also has several key supplier relationships, which are summarized below.

BEI obtains its key abrasive raw materials from certain Canadian mines. Specular Hematite reserves at the current mine supplier are estimated to be sufficient to supply BEI's needs for many years. Ebony Grit, a product produced from copper slag is supplied on exclusive basis by a Canadian mining company. BEI has adequate inventory reserves of this product to meet 2000 demand.

BEI has the exclusive right to distribute high purity silica sand to the foundry industry in Quebec and Ontario for US Silica. BEI is one of US Silica's largest distributors.

BEI represents the Bentonite Corporation focusing on sales to the foundry market, as well as other bentonite sales to the industrial market in Quebec and Ontario.

BEI has recently signed an exclusive North American agreement to market garnet from a supplier in India and a second agreement with a supplier to China.

Steam Explosion Division's Suppliers

Waste biomass such as straw is currently available in abundant supply in many parts of the world. If other economic uses for waste biomass increase, the Company may find that the supply of such raw materials is reduced. The unavailability or significantly increased cost of raw materials would have a materially adverse effect on the Company's business.

In respect of the design and engineering of the customized steam explosion technology systems, the Company provides equipment fabricators with detailed drawings and equipment specifications. All major pieces of equipment and major components have at least two alternative Company approved suppliers.

                 Government Regulation and Environmental Hazards

The Company believes, with respect to both its operations and real property, that it is in material compliance with environmental laws and the requirements of its Certificate of Approval., at the BEI property in Waterdown, Ontario.

BEI Regulation

BEI's business primarily involves the handling of materials, which are inorganic, and mineral based. These types of materials are generally benign and should not give rise to environmental problems. Accordingly, to date there has been low potential for environmental liabilities to arise. The Ontario Ministry of Environment and Energy has the right to inspect the site and review the results of third party monitoring and perform its own testing.

Based on known existing conditions and the Company's experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its financial position, but there can be no assurance that unforeseen changes in the laws or enforcement policies of relevant governmental bodies, or the discovery of changed conditions on the Company's real property or in its operations, will not result in the occurrence of significant costs.

Sunrich, Inc Regulation

The agri-business and meat substitute industries are affected by governmental agricultural policies. Government-sponsored price supports and acreage set aside programs are two examples of policies that may affect Sunrich's business. There can be no assurance that government policies will not change from time to time in a manner adverse to Sunrich's business.

In addition, several of Sunrich's business activities are subject to US environmental regulations. Sunrich is involved in the manufacture, supply, processing and marketing of organic seed and food products and, as such, is voluntarily subject to certain organic quality assurance standards. Sunrich is currently in compliance with all state and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food-handling regulations. While Sunrich endeavours to comply in all material respects with applicable environmental, safety and health regulations, there can be no assurance that existing environmental regulations will be revised or that new regulations will not be adopted or become applicable that may have a material adverse effect on Sunrich's business or financial condition.

Steam Explosion Technology Regulation

The Stake steam explosion technology may use chemicals in addition to steam to treat fibrous material. This technology does not generally produce appreciable pollutants and the Company believes that its existing facilities are in full compliance with applicable laws concerning the environment. The Company has not to date found it necessary to spend material amounts in order to comply with applicable environmental laws. It is anticipated that future sales or licenses of the Company's technology will be made where the StakeTech System is but one part of a larger process, as for example in the manufacture of pulp. In these instances, the overall project may be subject to Federal, State or local provisions regulating the discharge of materials into the environment. Compliance with such provisions may result in significant increases in the costs associated with the overall project.

                            Research and Development

The Company spent $367,000 in 1999 and $357,000 in 1998 on research and development related activities. In 1999, these development activities were primarily directed to furthering the application of the steam explosion technology to the production of pulp for paper.

Research and development in BEI Division

Environmental: In 1999, BEI continued to evaluate the processing and recycling of a number of waste mineral streams into higher value added products. These spent materials originating primarily from the foundry, steel and industrial sectors can often be separated back into their original composition, which increases the value of the recycled product and can lead to a greater number of markets.

Specular Hematite: In 1999, BEI continued to study the use of Specular Hematite in a number of value-added markets, requiring fast cutting and cleaning speed, as well as developing new markets in nuclear shielding, non-slip flooring and ballast products.

Research and development in Steam Explosion Division

In 1999, major technical developments were related to the application of steam explosion to the pulping of bagasse in South Africa, hardwoods in North America, and wheat and rice straw in China.

                              Easton Minerals Ltd.

In addition to its core businesses, the Company has a 35% interest in Easton Minerals Ltd. (Easton), a mining exploration company listed on the Canadian Venture Exchange (EM-CDNX). Easton is in the process of diversifying its business interests beyond mining exploration. The Company's investment is represented by two of Stake's directors who are members of the Easton Board of Directors. It is the Company's intention to sell its interest in Easton in the future, as mining development and exploration is not related to the Company's primary businesses.

                                    Employees

As of March 13, 2000 the Company had 88 employees, 46 at Sunrich, 34 at BEI and 8 at StakeTech's corporate office and steam explosion technology centre.

Sunrich has 46 full-time employees, of whom 7 were engaged in executive and administrative activities, 15 were engaged in sales and marketing, 2 were engaged in customer service, 10 were engaged in production, 9 were engaged in elevator operations, and 3 were engaged in truck driving operations. Sunrich has no union activity, and Sunrich considers its relations with its employees to be good.

BEI's 34 employees are engaged in the following: 5 in administrative positions, 6 in sales and marketing, 1 responsible for environmental compliance, 2 in research and quality control, 3 in production supervision and traffic, 1 in plant engineering, 12 in production and warehousing and 4 in plant maintenance.

15 of the 16 BEI production and maintenance employees are represented by Teamsters Local Union #879. The current Collective Bargaining Contract with the Teamsters is in effect from July 1, 1999 to June 30, 2002. The 1999 contract was renegotiated with no work stoppages. The Company experienced no work stoppages in 1999.

The Steam Explosion Technology and corporate office division has 8 employees: 2 engaged in research and development, 1 engaged in engineering, 1 engaged in marketing and selling and 4 employees involved in executive and administrative activities. Since the Company subcontracts out the production of its equipment, it does not anticipate significantly increasing the size of its work force.

The Company depends and will continue to depend in the foreseeable future on the services of its present officers and key employees. The loss of three or more of these senior persons at the same time would have a serious adverse effect on the Company's ability to implement its business plans on a timely basis.

                                   Commodities

Sunrich uses the commodity futures market on the Chicago Board of Trade to "hedge" its grain positions, as it is common in the grain industry. Sunrich will buy or sell future contracts to offset its cash grain purchase and sales contracts, effectively protecting the company's margins. This process is considered a "hedge" and is non-speculative in nature. The accounting for commodities is monitored daily and the transactions arising from these activities are booked monthly.

There are no future contracts in the BEI division and steam explosion/corporate activities.

Item 2. Description of Properties

The Company's executive offices and Steam Explosion Technology division are located at 2838 Highway 7, Norval, Ontario, Canada L0P 1K0. The property is approximately 10 acres and is within 15 minutes of Pearson (Toronto) International Airport. The property consists of 3 principal buildings, the corporate office; which covers approximately 7,500 square feet, a separate laboratory facility, and a pilot plant facility. The Company owns this property, and no security is held against this property.

BEI operates from 3 locations: the primary operating facility, administrative, laboratory and principal production facilities are located on a 31.6 acre site at 407 Parkside Drive, Waterdown, Ontario, Canada L0R 2H0, which is 60 miles from Toronto; a warehouse facility in Lachine (Montreal), Quebec and a distribution and manufacturing facility outside of New Orleans, Louisiana.

The Waterdown site has a Canadian Pacific Railways rail spur and good access to major highways. There are eight structures on site including four, which are primarily production related, two warehouse type facilities and two, which are primarily used as offices. This property is owned by the Company and has been pledged as collateral for long-term debt. Both the Quebec and Louisiana facilities are leased. Quebec's lease runs until 2004 and Louisiana's lease is renewable yearly by the Company and the Port Authority of New Orleans.

Major capital equipment at the Waterdown site includes bulk sand handling and storage equipment, automated equipment to fill bags with sand and to stack pallets, other mixing equipment, various material handling equipment such as front-end loaders and forklifts, laboratory equipment, truck scales, conveyer systems, mixers, crushing and screening equipment. The distribution facility located in Lachine, Quebec consists of a 20,000 square foot warehouse and office space. The manufacturing and distribution facility in New Orleans, Louisiana consists of a dryer, storage bins, loading, distribution facilities and an office.

Sunrich's principal executive offices are located at 3824 Southwest 93rd Street, Hope, Minnesota, 56046 and has approximately 4,100 square feet. Sunrich owns all of its facilities. The Union Pacific Railroad runs alongside the Sunrich property and is utilized for the grain elevator business. Sunrich is also adjacent to Interstate 35. The Sunrich property is not located in a flood hazard zone and is centrally located within the Owatonna County fire-fighting district.

Major capital equipment at the Hope site includes a grain elevator system with scale, storage bins and truck and rail loading capabilities. Also at the Hope site is a grain conditioning system which includes grain cleaners, spirals, gravity table and colour sorting equipment. In addition, Sunrich has bulk and bag storage facilities for fertilizer, chemical and feed.

Sunrich owns a dry-milling corn plant in Cresco, Iowa. Equipment here includes various grain cleaning equipment such as screeners, a gravity table, roller mill, an aspirator, a degermer and grain bins.

Sunrich leases a facility in Blaine, Minnesota to manufacture its "Veggie Burgers". Equipment at this location, which Sunrich owns, includes ovens, a freezer, a scale, and a mixing unit.

Item 3. Legal Proceedings

The Company has filed a claim against a former director relating to certain actions taken when he was the President of its operating division, BEI. The former director has counter claimed against the Company and its subsidiaries, the Chairman of the Company and Easton, the Company's 35% equity investment.

The Company and its legal counsel believe their claim has merit and that the counterclaim is without merit. It cannot be determined if there will be any recovery by the Company at this time or if there will be an additional loss to the Company, and no provision has been made in the Company's financial statements in respect of these matters.

Although the nature of Sunrich's business could lead to litigation incidental to the conduct of such business, Sunrich has not been, and is not currently, a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table indicates the high and low bid prices for Stake's common shares for each quarterly period during the past two years as reported by Nasdaq. The Company's common shares trade on The Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol STKL. The prices shown are representative inter-dealer prices, do not include retail mark ups, mark downs or commissions and do not necessarily reflect actual transactions.

                            Trade Prices (US Dollars)

================================================================================
     1999                          HIGH                                  LOW
--------------------------------------------------------------------------------
First Quarter                     1 15/32                                 5/8
--------------------------------------------------------------------------------
Second Quarter                    1 17/32                                 3/4
--------------------------------------------------------------------------------
Third Quarter                     1 15/32                                15/32
--------------------------------------------------------------------------------
Fourth Quarter                     15/32                                 11/16
--------------------------------------------------------------------------------
     1998                          HIGH                                  LOW
--------------------------------------------------------------------------------
First Quarter                      1 7/8                                 1 5/16
--------------------------------------------------------------------------------
Second Quarter                    1 13/16                                1 5/32
--------------------------------------------------------------------------------
Third Quarter                      1 7/16                                19/32
--------------------------------------------------------------------------------
Fourth Quarter                     15/16                                  1/2
================================================================================

At December 31, 1999, the Company has 750 record holders. Based on proxy requests from shareholders and nominee holders at the last annual meeting date, the Company estimates that there are at least 3,300 beneficial holders of the Company's common shares. The Company has never paid dividends on its common stock and does not anticipate paying dividends for the foreseeable future. The receipt of cash dividends by United States shareholders from a Canadian corporation, such as the Company, may be subject to Canadian withholding tax.

Item 6. Management's Discussion and Analysis or Plan of Operations

The Company is pleased to report net earnings of $1,524,000 or $0.09 per share in 1999 compared to $822,000 or $0.06 per share in 1998, and a 114% increase in revenue for 1999 of $47,304,000 (1998 - $22,077,000).

Working capital has improved to $6,824,000 in 1999 compared to $3,551,000 in 1998. The increase in working capital is primarily due to the acquisition of the Sunrich assets in August 1999, as well as growth in the working capital assets over the year.

1997 Change to Capital Structure

A change to the Company's capital structure in 1997 was made under rules of the Canadian Business Corporations Act, the Company's incorporating statute that must be disclosed in its financial statements for 10 years to December 31, 2006. In 1997, the Company's shareholders approved and the Company:

1. eliminated the 5,000,000 Class "A " non dividend bearing, non-voting, redeemable, preference shares that were authorized but never issued;
2. increased the authorized common shares from 25,000,000 to an unlimited number; and
3. reduced the stated capital account of the Company in respect of its common shares by $25,026,000, being the deficit at December 31, 1996.

These changes result in the common share class being the only authorized capital of the Company. This change should eliminate the confusion that existed concerning the purpose of the previously authorized but unissued Class "A" preference shares.

In addition, the reduction of the stated capital account by the deficit provides better presentation in the shareholder's equity section of the balance sheet, as it reflects the Company as the operating Company it is today, rather than the development Company it was before the acquisition of BEI in 1995.

Acquisition of Sunrich, Inc.

On August 2, 1999, the Company acquired 100% of the common shares of Sunrich, Inc. an agritech company in Minnesota, in exchange for 5,471,866 common shares of the Company and 104,821 common share warrants of the Company. The common shares warrants were exercisable for 30 days at US $0.50, and if these warrants were exercised, the shareholders would be entitled to another warrant exercisable at US $1.00 to December 31, 1999, rising to US $2.00 on January 1, 2000 and expiring on December 29, 2000.

Certain shareholders of Sunrich chose to exercise dissenter's rights and received $49,000 in cash for their Sunrich shares.

The acquisition has been accounted for using the purchase method. The net assets acquired and consideration given is summarized below.

      Net assets acquired
               Cash                                               368,000
               Net working capital                              3,044,000
               Property, plant and equipment                    4,911,000
               Goodwill                                         2,183,000
               Notes payable                                   (1,325,000)
               Long-term debt                                  (2,370,000)
               Net future income tax liability                    (18,000)
                                                               ----------
                                                                6,793,000
                                                               ----------

      Consideration
               Common shares                                    6,346,000
               Common share warrants                               55,000
               Cash                                               392,000
                                                               ----------
                                                                6,793,000
                                                               ----------

The company has consolidated the operations of Sunrich from the date of acquisition.

Year 2000 Issue

The Year 2000 issue arises because many computer systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900, or some other date, resulting in errors when information-using dates beyond 1999 is processed.

The Company experienced no significant year 2000 problems and does not anticipate any time sensitive issues will occur.

1999 Operations Compared with 1998 Operations

Revenues in 1999 increased by 114% to $47,304,000 from $22,077,000 in 1998 and the Company's earnings for 1999 were $1,524,000 or $0.09 per common share compared to $822,000 or $0.06 per share for the year ended December 31, 1998.

Revenues in 1999 were derived from Sunrich of $24,991,000, from BEI 1999 sales were $21,829,000 (1998 - $21,995,000) and steam explosion and corporate sales in 1999 were $484,000 (1998 - $82,000). Substantially all revenues in 1998 were derived from the BEI division.

In 1999, BEI sales consisted of sales of abrasives, foundry sands and other products were $19,215,000 (1998 - $19,006,000) and recycling revenues were of $2,614,000 (1998 - $2,989,000). Sunrich's $24,991,000 of sales since acquisition were from identity preserved specialty products of $13,320,000 or 53% of sales, soy and soybean product sales of $5,450,000 or 22% of sales; other grain sales of $4,328,000 or 17% of sales; feed sales of $1,140,000 and other sales of $753,000. Steam explosion and general corporate revenues of $484,000 in 1999 were generated primarily from steam explosion licence fee revenue of $399,000 (1998 - nil). Private industry technology projects generated revenue in 1999 of $11,000 (1998 - $16,000), and other corporate revenues were $74,000 (1998 -
$66,000). No equipment sales were made in 1999 or 1998

Cost of sales increased by 132 % to $40,145,000 for the year ended December 31, 1999 compared to $17,308,000 for the year ended December 31, 1998. The increase in cost of sales is primarily related to the acquisition of Sunrich. Cost of sales in 1999 attributable to the BEI segment were $17,667,000 (1998 - $17,195,000), and on Sunrich, cost of sales was $22,340,000. Steam explosion division cost of sales were $138,000 (1998 - $113,000), which primarily relates to standard amortization charges.

BEI's cost of sales in 1999 from abrasives, foundry and other products was $15,745,000 (1998 - $14,515,000) and recycling of $1,922,000 (1998 -
$2,680,000). The margins in products contained in the abrasive, foundry and other category have improved slightly to 26.5 % from 23.6% in 1998. Recycling margins have increased in 1999 over 1998 due to an increase in the incoming recycling fees and stable freight costs.

Sunrich's cost of sales since acquisition from identity preserved specialty products of $11,944,000; soy and soybean product sales of $4,778,000 other grain sales of $4,225,000; feed sales of $1,062,000; and other sales of $331,000.

The Company's gross margin was 15.1% in 1999 compared to 21.6% in 1998 due to the lower margins in the agritech business of Sunrich. BEI's margin decreased to 19.1% in 1999 from 21.8% in 1998, due to tight price competition in some of BEI's principal product lines. Sunrich's margin was 10.6% for the five months since acquisition. Steam explosion and corporate margins were $346,000 on $484,000 of revenue or 71.5% due to the nature of the revenues in this division.

Research and development costs, principally related to steam explosion division was $367,000 in 1999 compared to $357,000 for the year ended December 31, 1998 due to minor increases in research into non-wood applications for steam explosion technology during 1999.

Administration and market development expenditures increased in 1999 to $4,965,000 compared to $3,419,000 for the year ended December 31, 1998. In 1999 Sunrich's administration costs were $2,005,000, BEI's operations accounted for $1,722,000 of the administration costs (1998 - $1,902,000) and steam explosion marketing and demonstration and corporate administration expenses were $1,238,000 (1998 - $1,517,000). The principal reason for the increase in these expenses in 1999 over 1998 results from the inclusion of Sunrich's administration costs, however based on operations that were in place at the end of 1998, administration costs decreased by $459,000 due to less acquisition cost write-offs and certain administration efficiencies.

Amortization of patents, trademarks, licences and goodwill increased to $158,000 in 1999, compared to $139,000 in 1998 due to the amortization of the new goodwill arising on the acquisition of Sunrich, Inc. offset by certain other assets in this category being fully amortized in the year.

The gain on sale of property, plant and equipment of $5,000 (1998 - $60,000) in 1999 is due to the sale of non-essential equipment for net proceeds of $13,000. In 1998, the gain was due to the sale of non-essential land for net proceeds of $89,000 at a location separate from the Company's principal operations.

1999 Operations Compared with 1998 Operations

Interest and other income decreased to $181,000 in 1999 from $57,000 in 1998 due an increase in interest earned on the higher cash balances being available during 1999 over 1998.

Interest on long-term debt and other interest increased to $330,000 in 1999 from $134,000 in 1998 due to Sunrich's debt obligations.

The share of losses of equity accounted investees of ($321,000) (1998 - ($29,000)) and dilution gain of $nil (1998 - $26,000) is related to the Company's 35% equity investment in Easton Minerals Ltd. (Easton) a mining exploration company listed on the Canadian Venture Exchange (EM-CDNX). Dilution gains result from the increase in equity value of Easton due to issues of capital above Stake's carrying cost of this investment. The market value of Easton is based on limited trading values, and while it is unlikely that these values will be received upon the sale of this investment at this time, sale proceeds could add to the Company's net equity and management plans to use any cash proceeds to reduce debt and increase working capital. US readers should note that dilution gains are not recognized as income for US GAAP purposes due to the development stage nature of Easton, and accordingly, the effects of this gain are reversed in Note 17 of the Company's financial statements.

The Company's investment in Easton is carried at a book value of $186,000 and accumulated advances of $95,000 have also been made. The market value of Easton at March 13, 2000 was $3,932,000. On June 15, 1998, the Company's Board decided to sell its holdings in Easton as mining development and exploration are not related to the Company's primary businesses, and has filed appropriate notification of this intent with Easton's regulators.

The foreign exchange loss of $76,000 (1998 - gain of $67,000) is attributable to the weakening in 1999 and the strengthening in 1998 of the US $ on the Company's net foreign transactions and balances.

The loss on sales of marketable securities was $nil in 1999 (1998 - $16,000) was related to the disposal on non-core investments. The dividend on preference shares of a subsidiary company of $25,000 (1998 - $30,000) and the imputed interest of preference shares of a subsidiary company of $31,000 (1998 - $33,000) are related to the preference shares issued for the acquisition of BEI.

Liquidity and Capital Resources at December 31, 1999

Cash and short-term deposits increased $2,464,000 at December 31, 1999 from $181,000 at December 31, 1998. The increase is principally due to customer deposits of $1,618,000 being paid to Sunrich, in 1999 for year 2000 purchases by Sunrich's customers, and the remaining increase is due to internally generated cash.

Trade accounts receivable increased to $7,300,000 at December 31, 1999 from $3,805,000 at December 31, 1998 due largely to the acquisition of Sunrich. Trade receivables at December 31, 1999 related to the BEI operations were $3,375,000 (1998 - $3,727,000); Sunrich operations were $3,747,000 and general corporate activities and steam explosion $178,000 (1998 - $78,000).

Inventories increased to $8,589,000 at the end of 1999 from $2,878,000 at December 31, 1998, principally due to the addition of the Sunrich balances, which are $5,145,000 at December 31, 1999. BEI's inventory was $3,444,000 (1998
- $2,878,000). The increase in BEI's inventory in 1999 over 1998 is due to the receipt of inventory delivered by ship in late 1999 in order to meet anticipated demand in the spring of 2000. The inventory balance at December 31, 1998 was entirely related to BEI operations as the steam explosion division is not required to carry inventory.

Future income tax assets of $1,020,000 at December 31, 1999 (nil - December 31,
1998) consists of $635,000 of Canadian tax losses and scientific research expenditures recorded by the Canadian entity in the current year and the remaining balance of $385,000 relates to the Sunrich tax losses and accounting reserves. The Company believes that it is more likely than not that the tax benefit of the recorded assets will be realized.

The Company has formal capital commitments of approximately $100,000 at of December 31, 1999, relating to normal equipment replacement at BEI, Sunrich, and in the steam explosion and corporate divisions.

In 1999, $500,000 (1998 - $463,000) was spent at BEI for machinery and equipment improvements in Waterdown, establishment of the facilities is Louisiana, general upgrading of computers and the acquisition of accounting software that is year 2000 compliant. Sunrich spent $591,000 on capital expenditures since August 2, 1999 principally on the construction of a new grain storage bin. In 1999, $47,000 (1998 - $4,000) was spent at corporate office primarily on computer equipment.

BEI's capital budget for 2000 is $500,000 and is to improve and replace production equipment primarily in Waterdown and Louisiana. Sunrich's capital budget is US $660,000 principally for expansion of a warehouse, two additional grain trucks and improved handling and packaging equipment. There are no plans to make significant capital expenditures during 2000 at Stake's steam explosion pilot plant. Corporate office has a capital budget of $50,000 to make certain computer upgrades.

Investments decreased to $281,000 in 1999 from $565,000 in 1998 due primarily to the equity loss on Easton of $321,000 (1998 - $29,000), offset by advances of $37,000 made to Easton (1997 - $21,000) and the dilution gain of $nil (1998 - $26,000).

Goodwill increased to $3,922,000 at December 31, 1999 from $1,897,000 at December 31, 1998 due to the $2,183,000 in goodwill recorded on the acquisition of Sunrich, Inc. offset by amortization of this goodwill and goodwill recorded on the BEI acquisition in 1995.

Patents, trademarks, licences and other assets has increased to $446,000 from $384,000 due to further investments in the Company's proprietary positions during 1999.

Accounts payable and accrued liabilities increased to $10,179,000 in 1999 from $2,937,000 in 1998. The increase is due to the addition of Sunrich's balances, which are $7,075,000 at December 31, 1999. The accrued recycling reserve of $384,000 (1998 - $393,000) included in accounts payable in 1999 relates to BEI's business and represents the future costs to process and dispose of the reclaimed materials that BEI has accepted for recycling, and were on site at December 31, 1998.

The note payable of $208,000 at December 31, 1999 is a demand note related to Sunrich's hedging activities. The loan may be drawn up to US $200,000 (US $144,000 outstanding at December 31, 1999) with interest at prime. Borrowings under this note are due May 31, 2000.

Customer deposits of $1,618,000 at December 31, 1999 (1998 - nil) are related to cash deposits made by Sunrich customers in 1999 for year 2000 purchases. No recognition of revenue or accrual of costs is booked on these transactions until the goods are shipped.

The Company's term bank loan, which was outstanding before Sunrich was acquired has a 5 year amortization period and will be paid over the next 2 years to December, 2001 subject to the Company's compliance to certain financial covenants. The Company does not anticipate a breach of these covenants.

The term bank loan is financed by short-term instruments to take advantage of low short-term Canadian interest rates and the ability to repay the term bank loan ahead of schedule. The Company can elect to fix the rate and term of this term bank loan at the maturity date of underlying debt instruments, which is generally every 90 days. The term bank loan bears interest at Canadian prime + 1 % or banker's acceptances + 1.25%; the Canadian prime interest rate is currently 6.5%. Interest is paid in advance with the banker's acceptances. Full or partial repayment of the term bank loan is permitted based on the maturity of the underlying debt instruments. During 1999, $600,000 was repaid. At December 31, 1999, the loan outstanding was $1,400,000. Payments of $600,000 in 2000, and $800,000 in 2001 are required.

In addition to the term bank loan, the Company has bank lines of credit of $3,000,000 and US $3,500,000 available based on margining of trade accounts receivable and inventory. At December 31, 1999, $1,116,000 (1998 - $823,000) was drawn on the Canadian facility for a letter of credit to the Ontario Ministry Of the Environment and Energy for the Certificate of Approval; to two key suppliers, and for security on the Louisiana lease. There are no amount drawn on the US lines of credit at December 31, 1999.

Sunrich has notes payable of $1,133,000 at December 31, 1999 on its Hope, Minnesota property and $410,000 on its Cresco, Iowa property. Both the notes payable are secured by the underlying real estate. The Hope note payable is payable in monthly instalments to February 29, 2009 and the Cresco property note payable is payable monthly to July 2013. Both mortgages bear interest at the bank's reference rate, currently 9% at December 31, 1999.

Sunrich has a further note payable of $433,000 at December 31, 1999, with interest at 8.75% only through May 2000, and then monthly payments through to November 2006 related to the construction of the new grain storage bin in 1999.

Sunrich also has auto and truck loans totalling $179,000 at December 31, 1999 at interest rates ranging from 0.9% to 8.0% due in varying instalments through July, 2002, and are secured by the vehicles.

Capital lease obligations of $350,000 at December 31, 1999 are related to Sunrich's business and are for certain production equipment. These leases are due in monthly instalments through June, 2003 with interest ranging from 7.57% to 8.06%. Interest included in the $350,000 at December 31, 1999 was $52,000.

The future tax liability of $579,000 at December 31, 1999 (1998 - nil) relates principally to Sunrich and represents differences between accounting and taxable income that will result in taxes being payable in a future period, primarily related to property, plant and equipment.

Substantially all of the Company's assets are pledged as collateral under various lending agreements, with the exception of the real property at Stake's corporate offices in Norval, and the lease and physical assets in Louisiana.

The Company considers its relationship with its principal Canadian bankers and Sunrich bankers to be very satisfactory.

The Company believes that its cash to be generated from operations, its current cash and short term deposits and its available lines of credit at March 13, 2000 are sufficient for the Company's operations during 2000.

Cash flow provided by operations for the year ended December 31, 1999 was $5,004,000 (1998 - $277,000) due to higher earnings in 1999 over 1998 and a significant positive turnover of working capital assets in the year principally related to the Sunrich assets acquired.

Cash used in investment activities increased to $1,273,000 in 1999 (1998 - $357,000) due principally to larger capital additions in 1999 over 1998 due to the addition of Sunrich.

Cash used for financing activities was $1,422,000 in 1999 (1998 - $479,000). The increase in cash used for financing is principally due to higher net debt repayments in 1999 compared to 1998 due to the addition of Sunrich's debt obligations during the year.

1998 Operations Compared with 1997 Operations

Revenues in 1998 increased by 31% to $22,077,000 from $16,847,000 in 1997 and the Company's earnings for 1998 were $822,000 or $0.06 per common share compared to $149,000 or $0.01 per share for the year ended December 31, 1997.

Substantially all revenues in 1998 were derived from the BEI division. Sales of BEI increased by 34.7% to $21,995,000 (1997 - $16,334,000). BEI segment sales represent 99.6% of consolidated sales in 1998. (1997 - 97%).

In 1998, BEI sales consisted of sales of abrasives, foundry sands and other products were $19,006,000 (1997 - $13,504,000) and recycling revenues were of $2,989,000 (1997 - $2,830,000). The sales of abrasive, foundry sands and other products increased by over $5,000,000 in 1998. The increase is principally attributable to a 143% increase in sales of Barshot, the Company's specular hematite product; 10% increases in 1998 over 1997 in sales of three significant existing product lines and sales of new products such as Chromite Zircon, Garnet and others which added over $1 million in new sales to the Company. Aggressive marketing, development of new product lines and the opening of the Louisiana facility, which has broadened the Company's market area, resulted in this significant sales growth.

Steam explosion and general corporate revenues in 1998 were $82,000 (1997 - $513,000). No equipment sales were made in 1998 (1997 - $139,000). Private industry technology projects generated revenue of $16,000 (1997 - $305,000), and other corporate revenues were $66,000 (1997 - $69,000).

Cost of sales increased by 30.3% to $17,308,000 for the year ended December 31, 1998 from $13,287,000 for the year ended December 31, 1997. The increase in cost of sales is primarily related to the 34.7% increase in BEI sales. Cost of sales in 1998 attributable to the BEI segment were $17,195,000 (1997 - $12,953,000). Steam explosion division cost of sales were $113,000 (1997 - $334,000), which primarily relates to standard amortization charges.

BEI's cost of sales in 1998 from abrasives, foundry and other products was $14,515,000 (1997 - $10,455,000) and recycling of $2,680,000 (1997 -
$2,498,000). The margins in products contained in the abrasive, foundry and other category have improved slightly to 23.6% from 22.6% in 1997. Recycling margins have decreased in 1998 over 1997 due to a decrease in the incoming recycling fees and increased freight costs.

The Company's gross margin was 21.6% in 1998 compared to 21.1% in 1997. BEI's margin increased to 21.8% in 1998 from 20.7% in 1997, however, due to the lack of equipment sales and private industry contracts, steam explosion division margins were negative due to standard depreciation charges compared to 34.8% in 1997 when there was more activity in this business line.

Research and development costs increased to $357,000 in 1998 from $349,000 for the year ended December 31, 1997 due to minor increases in research into non-wood applications for steam explosion technology in 1998.

Administration and market development expenditures increased in 1998 to $3,419,000 compared to $2,973,000 for the year ended December 31, 1997. In 1998, BEI operations accounted for $1,902,000 of the administration costs (1997 - $1,935,000). Steam explosion marketing and demonstration and corporate administration expenses were $1,517,000 (1997 - $1,038,000). The principal reason for the increase in these expenses in 1998 over 1997 results from salary increases and over $220,000 related to costs of uncompleted acquisitions that have been written off during 1998.

Other income decreased to $57,000 in 1998 from $83,000 in 1997 due a decrease in interest earned due to lower cash balances being available during 1998 over 1997. Lower cash balances were held during 1998 due to the need to invest in working capital to support the Company's growth in sales.

Interest on long-term debt decreased to $134,000 in 1998 from $155,000 in 1997 due to debt repayments of $500,000 during 1998.

The share of losses of equity accounted investees of ($29,000) (1997 - ($35,000)) and dilution gain of $26,000 (1997 - $226,000) is related to the
Company's 35% equity investment in Easton Minerals Ltd. (Easton) a mining exploration company listed on the Vancouver Stock Exchange (EM-VSE). Dilution gains result from the increase in equity value of Easton due to issues of capital above Stake's carrying cost of this investment. US readers should note that dilution gains are not recognized as income for US GAAP purposes due to the development stage nature of Easton, and accordingly, the effects of this gain are reversed in Note 17 of the Company's financial statements.

The Company's investment in Easton is carried at a book value of $507,000 and accumulated advances of $58,000 have also been made. The market value of Easton at February 19, 1999 was $1,258,000. On June 15, 1998, the Company's Board decided to sell its holdings in Easton as mining development and exploration are not related to the Company's primary businesses, and has filed appropriate notification of this intent with Easton's regulators. The market value of Easton is based on limited trading values, and while it is unlikely that these values will be received upon the sale of this investment at this time, sale proceeds could add to the Company's net equity and management plans to use any cash proceeds to reduce debt and increase working capital.

The foreign exchange gain of $67,000 (1997 - $7,000) is attributable to the strengthening of the US $ on the Company's net receivable balance during 1998.

The loss on sales of marketable securities of ($16,000) (1997 - gain on sale of marketable securities of $36,000) is related to the disposal on non-core investments. The gain on sale of property, plant and equipment of $60,000 (1997
- nil) is due to the sale of non-essential land for net proceeds of $89,000 at a location separate from the Company's principal operations.

The dividend on preference shares of a subsidiary company of $30,000 (1997 - $35,000) and the imputed interest of preference shares of a subsidiary company of $33,000 (1997 - $39,000) are related to the preference shares issued for the acquisition of BEI

Item 7. Financial Statements

Financial statements are set forth on pages F-1 through F-26 of this Report and are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a) Identification of directors and executive officers:

Information concerning the directors and executive officers as at March 13, 2000 is set forth below:

===================================================================================================================
                                                                                    Number of
                                  Year First         Position                         Shares
                                    Elected            With       Class of         Beneficially           % of
Name                     Age       Director          Company       Shares              Owned              Class
-------------------------------------------------------------------------------------------------------------------
J.N. Kendall*            60          1978           Chairman of    Common           634,383 (1)           2.86%
                                                    the Board,
                                                      Chief
                                                    Executive
                                                    Officer &
                                                    Director
-------------------------------------------------------------------------------------------------------------------
C.A. Ing                 67          1984         Secretary and    Common           107,500 (2)           0.49%
                                                    Director
-------------------------------------------------------------------------------------------------------------------
J. Riz*                  52          1986          Independent     Common            81,100 (3)           0.37%
                                                    Director
-------------------------------------------------------------------------------------------------------------------
J.D. Taylor              47          1994             Chief        Common           287,227 (4)           1.30%
                                                    Operating
                                                    Officer,
                                                   President &
                                                    Director
-------------------------------------------------------------------------------------------------------------------
T. Bergqvist             68          1989          Independent     Common            72,500 (5)           0.33%
                                                    Director
-------------------------------------------------------------------------------------------------------------------
M. Boyd *                48          1995          Independent     Common            40,000 (6)           0.18%
                                                    Director
-------------------------------------------------------------------------------------------------------------------
J. Rifenbergh            69          1996          Director of     Common           401,031 (7)           1.81%
                                                  Sunrich, Inc.
-------------------------------------------------------------------------------------------------------------------
A. Routh                 48          1999         President of     Common           540,559 (8)           2.44%
                                                  Sunrich, Inc.
-------------------------------------------------------------------------------------------------------------------
L. N. Markow             39           N/A             Chief        Common            83,050 (9)           0.37%
                                                    Financial
                                                     Officer
-------------------------------------------------------------------------------------------------------------------
All Directors and
Officers as a group
(nine)                                                             Common         2,247,350 (10)         10.14%%

===================================================================================================================

Percentage ownership is calculated based on total Common Shares outstanding at March 13, 2000 of 20,872,888 outstanding plus all Common Shares subject to an option currently exercisable, which at March 13, 2000 total 1,282,750 of which 937,000 related to directors and officers noted below and 345,750 are options vested to other employees of the Company. This calculation does not include options that have not yet vested or warrants currently outstanding.

*Mr. Kendall, Mr. Riz and Mr. Boyd are members of the Company's audit committee. Mr. Kendall is management's representative and Mr. Riz and Mr. Boyd are independent directors. Mr. Boyd is chairman of the Audit Committee.

(1) Includes options to purchase 27,500 common shares at US $1.063 per share pursuant to the 1993 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 102,500 common shares at US $1.063 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 226,500 common shares at US $1.063 per share pursuant to the 1998 Stake Stock Option Plan.

(2) Includes options to purchase 7,500 common shares at US $1.063 per share pursuant to the 1993 Stake Employee/Director Stock Option Plan

      Includes options to purchase 13,750 common shares at US $1.063 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 26,250 common shares at US $1.063 per share pursuant to the 1998 Stake Stock Option Plan.

(3) Includes options to purchase 7,500 common shares at US $1.063 per share pursuant to the 1993 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 13,750 common shares at US $1.063 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 26,250 common shares at US $1.063 per share pursuant to the 1998 Stake Stock Option Plan.

(4) Includes options to purchase 27,500 common shares at US $1.063 per share pursuant to the 1993 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 55,000 common shares at US $1.063 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 114,000 common shares at US $1.063 per share pursuant to the 1998 Stake Stock Option Plan.

(5) Includes options to purchase 7,500 common shares at US $1.063 pursuant to the 1993 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 13,750 common shares at US $1.063 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 26,250 common shares at US $1.063 per share pursuant to the 1998 Stake Stock Option Plan.

(6) Includes options to purchase 13,750 common shares at US $1.063 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 26,250 common shares at US $1.063 per share pursuant to the 1998 Stake Stock Option Plan

(7) Includes options to purchase 21,250 common shares at US $1.063 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 26,250 common shares at US $1.063 per share pursuant to the 1998 Stake Stock Option Plan.

      Includes options to purchase 50,000 common shares at US $1.063 per share pursuant to 1999 Stake Option Plan.

(8) Includes options to purchase 50,000 common shares at US $1.063 pursuant to 1999 Stake Option Plan.

(9) Includes options to purchase 12,500 common shares at US $1.063 per share pursuant to the 1993 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 23,000 common shares at US $1.063 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 18,500 common shares at US $1.063 per share pursuant to the 1998 Stake Stock Option Plan.

(10) Includes options to purchase 90,000 common shares at US $1.063 per share pursuant to the 1993 Stake Employee/Director Stock Option Plan with an expiry of December 31, 2004.

      Includes options to purchase 266,750 common shares at US $1.063 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan with an expiry of March 10, 2001.

      Includes options to purchase 490,250 common shares at US $1.063 pursuant to the 1998 Stake Stock Option Plan with an expiry date of December 11, 2003.

      Includes options to purchase 50,000 common shares of US $1.063 pursuant to 1999 Stake Stock Option Plan, with an expiry date of August 1, 2004.

      Includes options to purchase 50,000 common shares of US $1.063 pursuant to 1999 Stake Stock Option Plan, with an expiry date of August 1, 2005.

(b)   Set forth below is a biographical description of each director of the
      Company:

Jeremy N. Kendall has served as a Director of the Company since September 1978. In June 1983, he was elected Chairman of the Board and Chief Executive Officer of the Company. He is Chairman of the Board of all of the Company's subsidiaries except 1108176 Ontario Limited. He is also Chairman of BI Inc., Jemtec Inc. and Easton Minerals Ltd and Logicsys Inc. He is also a Director of Environthermic Technologies and a number of private and charitable organizations.

Cyril A. Ing was elected a Director in January 1984 and became an employee in August 1985. He was an independent consultant specializing in engineering projects involving the combustion of biomass from May of 1982 to August 1985. For the previous 10 years he was President of the Conat Group, a holding company, whose major subsidiary, Westair Systems Inc., is a distributor and manufacturer of industrial dehumidification equipment. In March 1990, Mr. Ing retired from full time employment.

Joseph Riz was elected a Director of the Company in July, 1986. He is presently managing director of Tricapital Management Ltd., a merchant banking and financial advisory firm. From 1983 to 1985 he was an Executive Vice President of Crowntek, Inc..

Tim Bergqvist was elected a director of the Company in January of 1989. He has recently retired as the Chairman of Eucalyptus Pulp Mills PLC. He is currently Chairman of Quinta da Rosa (Vinhos do Porto) Lda in Portugal.

John Taylor was elected to the Board of Directors in December, 1994. He was appointed President and Chief Operating Officer of the Company in 1991. From 1986-1991, Mr. Taylor was the Company's Vice-President of Marketing and Planning.

Michael Boyd was elected to the Board of Directors in December, 1995. Mr. Boyd is a Vice President of HSBC Capital (Canada) Inc., a merchant banking subsidiary of the HSBC Bank of Canada..

Jim Rifenbergh was elected to the Board of Directors in April, 1996. Mr. Rifenbergh is past President and Chairman of Brown Printing Company of Waseca, Minnesota, a $440 million printing company with plants throughout the United States. He is also a Director of Sunrich, Inc., the Company's subsidiary and a number of other private companies and organizations.

Allan Routh was elected to the Board of Directors in September, 1999. Mr. Routh is President of the Company's subsidiary, Sunrich, Inc.

Beginning, January 1, 2000 directors who are not Company officers receive a director fee of $1,500 for each board meeting attended in person as well as $250 for participating in committee meetings and telephonic board meetings and reimbursement of travelling expenses to attend meetings.

(c) Identification of Executive Officers of Registrant:

The following table shows certain information with respect to the Company's Officers, including its Executive Officers, as of March 13, 2000.

================================================================================
Name                   Age                         Officers of Stake
--------------------------------------------------------------------------------
Jeremy N. Kendall *    60   Chairman of the Board (1983)
                            Chief Executive Officer (1983)
                            Director (1978)

--------------------------------------------------------------------------------
John D. Taylor *       47   Director (1994)
                            President and Chief Operating Officer (1991)
                            Vice President, Marketing and Planning (1986)

--------------------------------------------------------------------------------
Cyril A. Ing *         67   Secretary and Director (1984)

--------------------------------------------------------------------------------
Leslie Markow          39   Vice President - Finance and Chief Financial Officer
                            (1997)
                            Controller (1991)
                            Assistant Corporate Secretary (1993) (A)
================================================================================

      * Directors biographies are detailed in the preceding pages

(A) Miss Markow joined the Company in 1991 and was appointed Vice President Finance and Chief Financial Officer in 1997. She is also Controller of Easton Minerals Limited the Company's 35% owned investment and a director of Jemtec Inc.. Miss Markow was with Coopers & Lybrand now known as PricewaterhouseCoopers from 1983-1991, last as an Audit Manager. Miss Markow is a Chartered Accountant and has a BA (Administrative Studies-Finance) from the University of Western Ontario.

There are no family relationships between any of the Officers or Directors of the Company.

Officers of the Company are elected by the Board of Directors at its first meeting after each Annual Meeting of Shareholders and serve a term of office until the next Annual Meeting. Officers elected by the Board of Directors at any other time serve a term of office until the next Annual Meeting.

The Annual and Special Meeting of Shareholders for 2000 will be held in June 22, 2000, at a location in downtown Toronto.

Stake is a foreign private issuer eligible under SEC Regulations to use Form 20-F, and accordingly, is exempt from the requirements of Section 16 under the Securities Exchange Act of 1934 pursuant to Rule 3a12-3(b) thereunder.

Item 10. Executive Compensation

                             EXECUTIVE COMPENSATION

The following tables set forth all remuneration paid by the Company and its subsidiaries during the last three years ended December 31, 1999, 1998 and 1997 to its C.E.O. and executive officers earning in excess of US $100,000:

                           SUMMARY COMPENSATION TABLE
                             (STATED IN US DOLLARS)

                                         Annual Compensation                      Awards                    Payouts
============================================================================================================================
                                                                      Other
                                                                     Annual      Restrict                          All Other
       Name and Principal                                            Compen-      Stock    Options      LTIP        Compen-
          Occupation            Year      Salary         Bonus       sation       Award      SARs      Payouts      sation
----------------------------------------------------------------------------------------------------------------------------
Jeremy Kendall - C.E.O          1999     $154,478       $ 4,889     $17,524(1)
----------------------------------------------------------------------------------------------------------------------------
John D Taylor - C.O.O.          1999     $112,245       $14,747     $11,494(1)
----------------------------------------------------------------------------------------------------------------------------
Jeremy Kendall - C.E.O.         1998     $159,417       $81,704     $10,415(1)      --        --          --          --
----------------------------------------------------------------------------------------------------------------------------
John Taylor - C.O.O.            1998     $110,753       $48,600     $ 6,033(1)      --        --          --          --
----------------------------------------------------------------------------------------------------------------------------
Jeremy Kendall - C.E.O.         1997     $100,030       $18,517    $10,366 (1)      --        --          --          --
============================================================================================================================

(1) Represents taxable benefit of automobile, life insurance, retirement savings contributions and short-term loans.

The following table contains information concerning individual grants of stock options made during the last completed fiscal year, to the following executive officers:

                        OPTION GRANTS IN PAST FISCAL YEAR

================================================================================================================
                                                % of Total Options
                                 Options       Granted to Employees     Exercise on Base
           Name                  Granted          in Fiscal Year         price ($/Share)        Expiration Date
----------------------------------------------------------------------------------------------------------------
     Jeremy N. Kendall            7,500                 N/A                   1.063            December 11, 2003
================================================================================================================
       John D. Taylor             7,500                 N/A                   1.063            December 11, 2003
================================================================================================================

                       AND DECEMBER 31, 1999 OPTION VALUES
                             (STATED IN US DOLLARS)

================================================================================================================
           (a)                     (b)                (c)                 (d)                       (e)
----------------------------------------------------------------------------------------------------------------
                                                                      Number of          Value of Unexercised in
                                                                     Unexercised           the Money Options at
                             Shares Acquired        Value        Options at 12/31/99            12/31/99
                              on Exercise in     Realized in           Vested/                   Vested/
          Name                   1999 (#)          1999 ($)         Not Yet Vested           Not Yet Vested
----------------------------------------------------------------------------------------------------------------
    Jeremy N. Kendall               0                 N/A            356,500/6,000                $0/$0
================================================================================================================
      John D. Taylor                0                 N/A            206,500/6,000                $0/$0
================================================================================================================

1993, 1996, 1998 and 1999 Employee/Director Stock Option Plans

The 1993 Employee/Director Stock Option Plan was adopted by the Board of Directors on June 17, 1993, at which time 500,000 common shares, no par value of the Company were reserved for issuance under the Plan. This Option Plan was approved by the shareholders of the Company at the Annual and Special Meeting of Shareholders on June 18, 1993.

In March, 1994, the Board of Directors approved the issue of 96,000 options to employees and directors of the Company at a price of US $0.4375. The price of these options reflected the price of the Company's stock on that date. No changes were made at that date to the price of the options outstanding in the Company at December 31, 1993.

In October, 1994, the Board of Directors approved an amendment to the 1986, 1988 and 1993 Stock Option Plans which reduced the exercise price from US $1.00 and US $0.4375 respectively to US $0.25 for all directors and employees. Consultants option exercise price remained at US $1.00.

The option price of the $1.00 options was reduced to the market price of US $0.25 in October, 1994 as the market price of the Company's common shares had experienced a significant decline in 1994, and the Board of Directors determined that as stock options comprise a significant motivating benefit to the employees of the Company, and the only benefit received by the directors of the Company, it was necessary for the options to reflect current market prices to ensure the continued relevance of the Stock Option Plan at Stake.

In February, 1995, 34,500 options, exercisable at US $0.25 per share were granted from the 1993 Employee/Director Stock Option Plan and were approved by the Board of Directors. Stake granted these options to all Stake employees and the salaried employees of BEI to commemorate the acquisition of 51% of BEI.

In June, 1995, 72,000 options, exercisable at US $0.25 per share from the 1988 Employee/Director Stock Option Plan were approved by the Board of Directors and awarded to two senior officers and a director. Also in June, 1995, 240,000 options were granted at US $0.625 per share from the 1993 Employee/Director Stock Option Plan and approved by the Board of Directors. 180,000 of these options were granted to employees, 60,000 to directors.

In December, 1995, 7,500 options were granted to a new director of the Board at $1.4375 per share from the 1993 Employee/Director Stock Option Plan and approved by the Board of Directors.

In January, 1996, 235,000 options were granted at US $1.8125 from the 1993 Employee/Director Stock Option Plan and approved by the Board of Directors. From this grant 147,500 options vested immediately and 87,500 vested January 1, 1997.

The 1996 Employee/Director Stock Option Plan was adopted by the Board of Directors in December, 1995, at which time 550,000 common shares, no par value of the Company were reserved for issuance under the Plan. This Option Plan was approved by the shareholders of the Company at the Annual and Special Meeting of Shareholders on June 17, 1996.

In April, 1996, 25,500 options were granted to employees and a director at US $1.75 per common share from the 1996 Employee/Director Stock Option Plan. All of the options were vested at December 31, 1996.

In August, 1996, 8,000 options were granted at US $1.875 per common share from the 1996 Employee/Director Stock Option Plan. 4,000 of these options vested at December 31, 1996, 2,000 vested February 9, 1997 and 2,000 vested on May 9, 1997.

In December, 1996, 279,500 options were granted at US $1.21875 per common share from the 1996 Employee/Director Stock Option Plan. 67,500 options were granted to directors vesting immediately and 212,000 to employees, which vested one half on July 1, 1997, and one half on January 1, 1998.

In January, 1997, 12,000 options were granted at US $1.66 per common share under the 1996 Employee/Director Stock Option Plan vesting at the rate of 1,000 per month from January 31, 1997. All 12,000 were vested at the end of 1997.

In August, 1997 8,000 options were granted at US $1.03125 per common share from the 1996 Employee/Director Stock Option Plan. 4,000 of these options vested at December 31, 1998, 2,000 vested February 9, 1998 and 2,000 vested on May 9, 1998. All 8,000 of these options were retracted in 1998 due to the employee leaving.

In December, 1997, 5,000 options were granted at US $1.375 from the 1996 Employee/Director Stock Option Plan which vested 2,500 on March 31, 1998 and 2,500 on June 30, 1998, respectively.

In December, 1997, the Board of Directors extended the expiry of all options exercisable at $1.8125 from February 12, 1998 to February 12, 1999.

Also in December, 1997, 893,000 options were granted at US $1.25 under the 1996 Employee/Director Stock Options Plan and from the 1998 Employee/Director Stock Option Plan which was approved by the shareholders in June, 1998.

From the 1997 grants, 260,000 of these options vested at December 31, 1998, and 12,000 vested at the rate of 1,000 per month throughout 1998, 309,125 of the options vested on August 31, 1998 and the remaining 301,125 options vested on January 1, 1999. 35,750 options vesting during 1998 and 1999 were retracted due to employees leaving and the death of a director.

In December, 1998, the Board of Directors extended the expiry of all options exercisable at US $1.8125 from February 12, 1998 to December 31, 2004, and approved the issuance of 5,000 options from the 1998 Stock Option Plan to a new employee at US $0.75, of which 2,500 vested in 1998 and 2,500 vested in 1999.

In 1999, 303,625 options that were granted in prior periods at US $1.25 vested, and 12,000 options were retracted.

In addition 620,000 options from 1998 and 1999 Stock Options Plans were granted at US $1.063. These options vest as follows: 253,600 vest immediately, 82,900 vest annually on the anniversary date of August 2, over the next four years and 34,800 vest on August 2, 2004.

At December 31, 1999, there are options to acquire 1,501,850 shares that have vested; 459,250 at exercise prices ranging from US $1.22 to US $1.75 per share expiring on March 10, 2001; 672,200 at exercise prices ranging from US $0.75 to US $1.38 per share expiring on December 11, 2003, 131,900 at US $1.063 expiring August 2, 2004, 182,500 at US $1.8175 expiring December 31, 2004, and 56,000 at
US $1.063 which expire August 2, 2005, under the 1993, 1996, 1998 and 1999
Employee/Director Stock Option Plans.

At December 31, 1999, options to acquire 366,400 common shares at prices ranging from US 0.75 to US $1.25 have been granted but not vested.

In January 1999, the Board of Directors re-priced all options to US $ 1.063.

From January 1, 2000 to March 13, 2000, 219,100 options were exercised at US $1.063 for gross proceeds of $338,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning share ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Shares and all directors and officers of the Company as a group as of March 13, 2000.

===================================================================================================================
        Name and Address                          Class of
      of Beneficial Holder                          Share              Amount of Ownership      Percent of Class(2)
-------------------------------------------------------------------------------------------------------------------
Gruber & McBaine Capital Management                 Common                   3,040,600                 14.6%
50 Osgood Place, San Francisco
California USA 94133
===================================================================================================================
All Directors and Officers                        Common (1)                 1,310,350                 6.28%
as a group (nine)
===================================================================================================================

(1) For details of shares owned by officers and directors, see Page 20 - Item 9 (a) - Identification of Directors and Executive Officers.
(2) Percentage ownership is calculated based on total Common Shares outstanding at March 13, 2000 of 20,872,888. It does not include options that have vested or have not yet vested or warrants currently outstanding.

Item 12. Certain Relationships and Related Transactions

During 1995, the Company issued 1,220,000 warrants to acquire additional 1,220,000 common shares. Of these warrants, 37,500 warrants were exercised in 1996, and the remaining 1,182,500 warrants; 650,000 were exercisable at US $2.25, and 532,500 were exercisable at US $2.00. In 1997, these warrants were extended to December 31, 1998.

In 1995, a management director of the Company subscribed for and paid for 75,000 common shares in the private placement of shares. This transaction entitled this director the right to exercise 37,500 warrants of the 532,500 warrants noted above at US $2.00 for 2 years. In addition, an independent director of the Company held 70,000 of the 532,500 warrants noted above which entitled this director to exercise 70,000 common shares at US $2.00 for 2 years to October 3, 1997. As described above, both of these warrants, were extended to December 31, 1998.

In 1997, subsequent to the extension of the expiration date, the third party holder of the 650,000 warrants exercisable at US $2,25, and the independent director of the Company who held 70,000 of the 532,500 warrants exercisable at US $2.00 asked the Company to find interested parties to purchase their respective warrants. As a result of this request, third parties purchased the right to 525,000 of the US $2.25 warrants and 13,000 of the US $2.00 warrants. Employees purchased the right to 125,000 of the US $2.25 warrants and 37,000 of the US $2.00 warrants. The director sold 37,000 warrants to employees of the Company and 13,000 to a third party for $0.15 per warrant.

During 1998, all 1,182,500 warrants including those noted above held by employees and a director had their expiry date extended to June 30, 1999, by the Company's Board.

In December, 1998, the Company offered all the warrant holders of the 1,182,500 warrants a 4 for 1 exchange for their warrants at a price of US $0.50 until January 31, 1999 (162,000 warrants are held by employees and 20,000 by the director). As a result, employees and the director were offered the same terms and conditions as all of the warrant holders which was:

(a) by exchanging their existing warrants 45,500 new warrants would be issued, exercisable at US $0.50 expiring on January 31, 1999, and

(b) provided that this US $0.50 warrant was exercised prior to January 31, 1999, 45,500 additional warrants would be issued with an exercise price of US $1.00 to December 31, 1999, rising to US 2.00 on January 1, 2000 and expiring on December 29, 2000.

In January, 1999 all 45,500 exchanged warrants were exercised for proceeds of $34,000, and new warrants equalling 45,500 were issued to the respective employees and director with an exercise price of US $1.00 to December 31, 1999, increasing to US $2.00 on January 1, 2000 and expiring on December 31, 2000.

During 1999, two employees exercised 35,400 new warrants for net proceeds of $38,000.

Item 13. Exhibits, Financial Statements and Reports on Form 8-K

                                                                     Form 10-KSB
STAKE TECHNOLOGY LTD.                                                Page
---------------------                                                ----

(a) Documents filed as part of this Report

      1. Financial Statements                                          F-1

      Independent Auditors' Report                                     F-2

      Consolidated Balance Sheets as of
      December 31, 1999 and 1998                                       F-3, F-4

      Consolidated Statements of Operations -
      Years ended December 31, 1999 and 1998                           F-5

      Consolidated Statements of Retained Earnings -
      Years ended December 31, 1999 and 1998                           F-6

      Consolidated Statements of Cashflow -
      Years ended December 31, 1999 and 1998                           F-7

      Notes to Consolidated Financial Statements -
      Years ended December 31, 1999 and 1998                           F-8 - F26

      3. Exhibits

      3.1    -    Articles of Continuance. (A)

      3.2    -    Articles of Amendment dated March 20, 1981, August 6, 1981 and
                  September 29, 1983. (A)

      3.3    -    By-Laws (A)

      10.1   -    Licensing Agreement between Registrant and STAKE TECHNOLOGY
                  (USA.) INC. and Compagnie Francaise d'Etudes et de
                  Construction Technip dated June 15, 1983. (A)

      10.2   -    Licensing Agreement between Registrant and Technip relating to
                  Pulping technology. (B)

      10.3   -    Marketing Agreement between Registrant and Technip relating to
                  Pulping technology. (B)

      10.8   -    Court Order dated January 20, 1995 awarding certain assets of
                  Barmin Inc. to Barnes Environmental Inc. (C)

      10.9   -    Shareholder Agreement dated January 20, 1995 between Stake
                  Technology Ltd., Bentonite of Canada Inc. and Barnes
                  Environmental Inc. (C)

      10.10  -    1993 Employee/Director Stock Option Plan dated May 19, 1993
                  (D)

      10.11  -    Share Purchase Agreement dated November 15, 1995 between Stake
                  Technology Ltd., Bentonite of Canada Inc. and Peter Barnes.
                  (D)

      10.12  -    Proforma Statements of Earnings (Loss) of Stake Technology
                  Ltd. for the years ended December 31, 1995 and 1994. (D).
                  Amended (E).

      10.13  -    Audited Consolidated Financial Statements for the Company's
                  subsidiary - Barnes Environmental Inc. for the period December
                  5, 1994 to December 31, 1995. (D)

      10.14  -    Amalgamation of Stake Technology Ltd. and Barnes Environmental
                  Inc. dated July 1, 1996. (E)

      10.15  -    1996 Employee/Director Stock Option Plan dated September 27,
                  1996. (E)

      10.16  -    Bylaw No. 14 approved by shareholders - June 17, 1997. (F)

      10.17  -    1998 Stock Option Plan dated December 12, 1997. (G)

      10.18  -    Agreement and plan of reorganization among Stake Technology
                  Ltd, Stake Minnesota, Inc. and Sunrich, Inc. dated April 8,
                  1999. (H)

      10.19  -    1999 Stock Option Plan dated February 18, 1999. (I)

      25    Powers of Attorney (I)

      (A) Previously filed as an Exhibit to the Company's registration Statement No. 2-99775 on Form S-1 dated August 15, 1985 and incorporated herein by reference.

      (B) Previously filed as an Exhibit to Amendment No. I to Registration Statement No. 33-136136 of Form S-1 dated August 24, 1987 and incorporated herein by reference.

      (C) Previously filed as an Exhibit to Company's annual report of Form 10KSB for the year ended December 31, 1994 and incorporated herein by reference.

      (D) Previously filed as an Exhibit to Company's annual report of Form 10KSB for the year ended December 31, 1995 and incorporated herein by reference.

      (E) Previously filed as an Exhibit to Company's annual report of Form 10KSB for the year ended December 31, 1996 and incorporated herein by reference

      (F) Previously filed as an Exhibit to Company's annual report of Form 10KSB for the year ended December 31, 1997 and incorporated herein by reference

      (G) Previously filed as an Exhibit to Company's annual report of Form 10KSB for the year ended December 31, 1998 and incorporated herein by reference

      (H) Previously filed as an Exhibit to the Company's registration statements number 333-10454 on Form S-4 filed June 24, 1999.

      (I)   Filed herewith.

         No reports on Form 8K were filed in the last quarter of 1999.

                              STAKE TECHNOLOGY LTD.


Date  March 17, 2000          /s/ Leslie N. Markow
      --------------          --------------------
                              Stake Technology Ltd.
                               by Leslie N. Markow
                          Vice President - Finance and
                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                                     Date

        *
--------------------
Jeremy N. Kendall       Chairman, Chief Executive Officer         March 17, 2000
                        and Director (Principal Executive
                        Officer)
        *
--------------------
John D. Taylor          President and Chief Operating Officer     March 17, 2000

        *
--------------------
Leslie N. Markow        Vice President-Finance (Chief Financial   March 17, 2000
                        Officer)  (Principal Financial and
                        Accounting Officer)

        *
--------------------
Cyril A. Ing            Director                                  March 17, 2000

        *
--------------------
Joseph Riz              Director                                  March 17, 2000

        *
--------------------
Tim Bergqvist           Director                                  March 17, 2000

        *
--------------------
Michael Boyd            Director                                  March 17, 2000

        *
--------------------
Jim Rifenbergh          Director                                  March 17, 2000

        *
--------------------
Allan Routh             Director                                  March 17, 2000

        *

* By her signature set forth below, Leslie N. Markow, pursuant to a duly executed power of attorney filed with the Securities and Exchange Commission as an exhibit to this report, has signed this report on behalf of and as Attorney-In-Fact for this person.


/s/ Leslie N. Markow
--------------------
Leslie N. Markow
Attorney-in-Fact

Stake Technology Ltd.

Consolidated Financial Statements
December 31, 1999 and 1998
(expressed in Canadian dollars)

March 3, 2000

Independent Auditors' Report

To the Shareholders of
Stake Technology Ltd.

We have audited the consolidated balance sheets of Stake Technology Ltd. as at December 31, 1999 and 1998 and the consolidated statements of operations, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.


(Signed) PricewaterhouseCoopers LLP


Chartered Accountants

Stake Technology Ltd.
Consolidated Balance Sheets
As at December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                                       1999         1998
                                                                          $            $
Assets (note 7)

Current assets
Cash and cash equivalents                                         2,464,000      181,000
Cash held as security deposit (note 7)                              400,000      400,000
Accounts receivable - trade                                       7,300,000    3,805,000
Inventories (note 3)                                              8,589,000    2,878,000
Miscellaneous receivables and other assets                          246,000      161,000
Future income taxes (note 10)                                     1,020,000           --
                                                                ------------------------

                                                                 20,019,000    7,425,000

Property, plant and equipment (note 4)                           10,766,000    5,825,000

Investments (note 5)                                                281,000      565,000

Goodwill - at cost, less accumulated amortization of
   $516,000 (1998 - $358,000)                                     3,922,000    1,897,000

Patents, trademarks, licenses and other assets - at cost,
   less accumulated amortization of $925,000 (1998 - $900,000)      446,000      384,000
                                                                ------------------------

                                                                 35,434,000   16,096,000
                                                                ========================

Approved by the Board of Directors

     "John Taylor"      Director                        "Joe Riz"       Director
-----------------------                             -------------------

                 Commitments and Contingencies (notes 7 and 12)

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Balance Sheets ... continued
As at December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                                               1999                   1998
                                                                                  $                      $
Liabilities
Current liabilities
Accounts payable and accrued liabilities                                 10,179,000             2,937,000
Note payable (note 6)                                                       208,000                     -
Customer deposits                                                         1,618,000                     -
Current portion of long-term debt (note 7)                                  950,000               700,000
Current portion of preference shares (note 8)                               240,000               237,000
                                                                   -----------------------------------------

                                                                         13,195,000             3,874,000

Long-term debt and bank facilities (note 7)                               2,955,000             1,400,000

Future income taxes (note 10)                                               579,000                    --

Preference shares of subsidiary company (note 8)                            607,000               749,000
                                                                   -----------------------------------------

                                                                         17,336,000             6,023,000
                                                                   -----------------------------------------
Shareholders' Equity

Capital stock (note 9)
Authorized
    Unlimited common shares without par value
Issued
    20,653,788 (1998 - 14,779,718) common shares                         11,163,000             4,467,000

Contributed surplus                                                       4,635,000             4,635,000

Retained earnings (note 9)                                                2,495,000               971,000

Currency translation adjustment                                            (195,000)                   --
                                                                   -----------------------------------------

                                                                         18,098,000            10,073,000
                                                                   -----------------------------------------

                                                                         35,434,000            16,096,000
                                                                   =========================================

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Operations
For the years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                                                                  1999                  1998
                                                                                                     $                     $
Revenues                                                                                    47,304,000            22,077,000

Cost of goods sold                                                                          40,145,000            17,308,000
                                                                                      -----------------------------------------

Gross profit                                                                                 7,159,000             4,769,000
                                                                                      -----------------------------------------

Expenses
Research and development                                                                       367,000               357,000
Administration, market development and demonstration                                         4,965,000             3,419,000
Amortization of patents, trademarks, licenses and goodwill                                     158,000               139,000
Gain on sale of property, plant and equipment                                                   (5,000)              (60,000)
                                                                                      -----------------------------------------

                                                                                             5,485,000             3,855,000
                                                                                      -----------------------------------------

Earnings from operations                                                                     1,674,000               914,000

Interest on long-term debt                                                                    (308,000)             (134,000)
Other interest                                                                                 (22,000)                   --
Interest and other income                                                                      181,000                57,000
Foreign exchange (loss) gain                                                                   (76,000)               67,000
Loss on sale of marketable securities                                                               --               (16,000)
Gain on dilution of investment interests in equity accounted investee
    (note 5)                                                                                        --                26,000
Share of losses of equity accounted investee (note 5)                                         (321,000)              (29,000)
Dividend on preference shares of subsidiary company                                            (25,000)              (30,000)
Imputed interest on preference shares of subsidiary company                                    (31,000)              (33,000)
                                                                                      -----------------------------------------

Earnings before income taxes                                                                 1,072,000               822,000

Recovery of income taxes (note 10)
Future income taxes                                                                            452,000                    --
                                                                                      -----------------------------------------

Net earnings for the year                                                                    1,524,000               822,000
                                                                                      =========================================

Earnings per share (note 13)                                                                      0.09                  0.06
                                                                                      =========================================


          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Retained Earnings
For the years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                                               1999                  1998
                                                                                  $                     $
Retained earnings - Beginning of year                                       971,000               149,000

Net earnings for the year                                                 1,524,000               822,000
                                                                   -----------------------------------------

Retained earnings - End of year                                           2,495,000               971,000
                                                                   =========================================


          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Cash Flows
For the years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                                                                  1999                  1998
                                                                                                     $                     $
Cash provided by (used in)
Operating activities
Net earnings for the year                                                                    1,524,000               822,000
Items not affecting cash
     Amortization                                                                            1,070,000               716,000
     Share of losses of investee                                                               321,000                29,000
     Loss on sale of marketable securities                                                          --                16,000
     Gain on sale of property, plant and equipment                                              (5,000)              (60,000)
     Gain on dilution of interest in investee                                                       --               (26,000)
     Imputed interest on preference shares                                                      31,000                33,000
     Future income taxes                                                                      (455,000)                   --
                                                                                      -----------------------------------------

                                                                                             2,486,000             1,530,000
Change in non-cash working capital balances related to operations
     Accounts receivable - trade                                                             3,394,000            (1,190,000)
     Inventories                                                                            (2,922,000)             (947,000)
     Miscellaneous receivables and other assets                                                 54,000               188,000
     Accounts payable and accrued liabilities                                                  336,000               696,000
     Customer deposits                                                                       1,656,000                    --
                                                                                      -----------------------------------------

                                                                                             5,004,000               277,000
                                                                                      -----------------------------------------
Investing activities
Acquisition of company - net of cash acquired                                                  (24,000)                   --
Acquisition of patents, trademarks, licences and other assets                                  (87,000)              (63,000)
Cash held as security deposit                                                                       --               125,000
Acquisition of property, plant and equipment                                                (1,138,000)             (471,000)
Proceeds on sale of property, plant and equipment                                               13,000                89,000
Increase in investments and advances                                                           (37,000)              (37,000)
                                                                                      -----------------------------------------

                                                                                            (1,273,000)             (357,000)
                                                                                      -----------------------------------------
Financing activities
Purchase of preference shares in subsidiary company                                           (100,000)             (100,000)
Redemptions of preference shares in subsidiary company                                         (70,000)              (70,000)
Repayment of long-term debt and notes payable                                               (3,680,000)             (500,000)
Issuance of long-term debt and notes payable                                                 2,133,000                    --
Issuance of common shares                                                                      295,000               191,000
                                                                                      -----------------------------------------

                                                                                            (1,422,000)             (479,000)
                                                                                      -----------------------------------------

Foreign exchange loss on cash held in a foreign currency                                       (26,000)                   --
                                                                                      -----------------------------------------

Increase (decrease) in cash during the year                                                  2,283,000              (559,000)

Cash and cash equivalents - Beginning of year                                                  181,000               740,000
                                                                                      -----------------------------------------

Cash and cash equivalents - End of year                                                      2,464,000               181,000
                                                                                      =========================================

Supplemental cash flow information
Interest paid                                                                                  298,000               131,000
Income taxes paid                                                                                3,000                    --


          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Notes to Consolidated Financial Statements
For the years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

1     Description of business and significant accounting policies

      Stake Technology Ltd. (the Company) was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. Through its wholly owned U.S. subsidiary Sunrich, Inc. (Sunrich), which was acquired on August 2, 1999, the company sells agricultural products. Its division, Barnes Environmental International (BEI), sells abrasives and industrial materials and recycles inorganic materials. The Company also operates a division developing and commercializing a proprietary steam explosion technology for processing of biomass into higher value products. The Company's assets, operations and employees at December 31, 1999 are located in Canada and the U.S.

      These financial statements are prepared in accordance with accounting principles generally accepted in Canada. Differences arising from the application of accounting principles generally accepted in the United States are described in note 17. The significant policies are outlined below:

      Basis of presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated on consolidation.

      Cash and cash equivalents

      Cash and cash equivalents consist of unrestricted cash and short-term deposits with a maturity at acquisition of less than 90 days.

      Inventories

      Inventories related to the recycling and industrial minerals business of BEI and merchandise inventories of Sunrich are valued at the lower of cost and estimated net realizable value. Cost is determined on a first-in, first-out basis.

      Inventories of grain are valued at market. Changes in market value are included in cost of sales. Sunrich generally follows a policy of hedging its grain transactions to protect gains and minimize losses due to market fluctuations. Hedge contracts are adjusted to market price and gains and losses from such transactions are included in cost of sales. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled.

      Investments and marketable securities

      Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings. Other long-term investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value which is other than temporary.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      Amortization of capital assets

      Amortization is provided on plant and equipment on the diminishing balance basis at rates of 20% to 33% per annum for office furniture and equipment, machinery and laboratory equipment and vehicles and 4-8% for buildings. Amortization is calculated from the time the asset is put into use.

      Costs of acquiring or filing patents, trademarks and licenses are capitalized and amortized on a straight-line basis over their expected lives of 10 to 20 years. Costs of renewing patents and trademarks are expensed as incurred.

      Revenue recognition

      i)    BEI

            Revenue from the sale of industrial minerals is recognized upon shipment.

            Tipping fee revenue, which consists of a per ton fee paid to the Company for waste recycling materials being received by the Company, is recognized at the time the material is received. Provision is made for the net costs of processing and disposal of the material.

      ii)   Sunrich

            Grain sales are recorded at the time of shipment. Other Sunrich revenue is recognized upon the sale and shipment of a product or the providing of a service to a customer.

      iii)  Steam explosion technology

            The percentage of completion method is used to account for significant contracts in progress when related costs can be reasonably estimated. The Company uses costs incurred to date as a percentage of total expected costs to measure the extent of progress towards completion.

            Revenue from consulting and contract research is recognized when the service is completed.

            License fees related to sales of the Company's technologies are recorded as revenue when earned and collection is reasonably assured.

      Foreign currency translation

      Sunrich is considered to be a self-sustaining operation. Sunrich's assets and liabilities are translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Resulting unrealized gains or losses are accumulated and reported as currency transaction adjustment in shareholders' equity.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      Revenues and expenses arising from foreign currency transactions are translated into Canadian dollars using the exchange rate in effect at the transaction date. Monetary assets and liabilities are translated using the rate in effect at the balance sheet date. Related exchange gains and losses are included in the determination of earnings.

      Goodwill

      Goodwill represents the excess of the cost of subsidiaries and businesses over the assigned value of net assets acquired. Goodwill is amortized on a straight-line basis over its estimated life of 20 years. The Company reviews the recoverability of goodwill whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis.

      Customer deposits

      Customer deposits principally include prepayments by Sunrich's customers for fertilizer and chemicals to be purchased during the spring planting season.

      Income taxes

      During 1998, the Company adopted the asset and liability method of accounting for income taxes whereby future income tax assets are recognized for deductible temporary differences and operating loss carry-forwards, and future income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Future income tax assets are recognized only to the extent that management determines that it is more likely than not that the future income tax assets will be realized. Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment or substantive enactment. The income tax expense or benefit is the income tax payable or refundable for the period plus or minus the change in future income tax assets and liabilities during the period.

      Derivative instruments

      Sunrich enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transaction to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All future transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      Earnings per share

      The computation of earnings per share is based on the weighted average number of common shares outstanding during the period.

      Use of estimates

      The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2     Acquisition of business

      Effective August 2, 1999, the Company acquired 100% of the common shares of Sunrich in exchange for 5,471,866 common shares of the Company and 104,821 warrants of the Company. The warrants were exercisable for 30 days at US$0.50, and if these warrants were exercised, the shareholders would be entitled to another warrant exercisable at US$1.00 to December 31, 1999, rising to US$2.00 on January 1, 2000 and expiring on December 29, 2000.

      Certain shareholders of Sunrich chose to exercise dissenter's rights and received $49,000 in cash for their Sunrich shares.

      The acquisition has been accounted for using the purchase method. The net assets acquired and consideration given is summarized below:

                                                                             $

           Net assets acquired
                Cash                                                   368,000
                Net working capital                                  3,044,000
                Property, plant and equipment                        4,911,000
                Goodwill                                             2,183,000
                Notes payable                                       (1,325,000)
                Long-term debt                                      (2,370,000)
                Net future income tax liability                        (18,000)
                                                              ------------------

                                                                     6,793,000
                                                              ==================

           Consideration
                Common shares                                        6,346,000
                Warrants                                                55,000
                Cash                                                   392,000
                                                              ------------------

                                                                     6,793,000
                                                              ==================

The company has consolidated the operations of Sunrich from the date of acquisition.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)


3     Inventories

                                                                                    1999                  1998
                                                                                       $                     $
      Raw materials                                                            2,196,000             1,696,000
      Finished goods and merchandise                                           4,003,000             1,182,000
      Grain                                                                    2,390,000                    --
                                                                       -----------------------------------------

                                                                               8,589,000             2,878,000
                                                                       =========================================


      Grain inventories consist of the following:
                                                                                  $

           Company owned grain                                            2,479,000
           Unrealized gain (loss) on
               Contracts with producers                                    (172,000)
               Futures contracts                                             83,000
                                                                   ------------------

                                                                          2,390,000
                                                                   ==================

4     Property, plant and equipment

                                                                                                          1999
                                                 ----------------------------------------------------------------

                                                                            Accumulated
                                                            Cost           Amortization                    Net
                                                               $                      $                      $
      Land and buildings                                8,218,000              1,790,000             6,428,000
      Office furniture and equipment                      945,000                580,000               365,000
      Vehicles                                            633,000                272,000               361,000
      Machinery and laboratory equipment                7,946,000              4,334,000             3,612,000
                                                 ----------------------------------------------------------------

                                                       17,742,000              6,976,000            10,766,000
                                                 ================================================================

                                                                                                          1998
                                                 ----------------------------------------------------------------

                                                                            Accumulated
                                                            Cost           amortization                    Net
                                                               $                      $                      $

      Land and buildings                                4,087,000                396,000             3,691,000
      Office furniture and equipment                      566,000                275,000               291,000
      Vehicles                                             60,000                 59,000                 1,000
      Machinery and laboratory equipment                3,563,000              1,721,000             1,842,000
                                                 ----------------------------------------------------------------

                                                        8,276,000              2,451,000             5,825,000
                                                 ================================================================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      Included in machinery and laboratory equipment is equipment under capital lease with a cost of $699,000 (1998 - $nil) and net book value of $552,000 (1998 - $nil).

5     Investments

                                                                                                 1999                  1998
                                                                                                    $                     $
      Easton Minerals Ltd.
          35% (1998 - 35%) common share ownership                                             186,000               507,000
          Advances                                                                             95,000                58,000
                                                                                      -----------------------------------------

                                                                                              281,000               565,000
                                                                                      =========================================

      Easton Minerals Ltd. (Easton) is a small mining exploration company listed on the Canadian Venture Exchange. The quoted market value of the shares held by the Company at December 31, 1999 was $550,000 (1998 - $1,258,000),
      however, this value is based upon limited trading volumes of the common shares of Easton. It is unlikely that these values could be realized upon sale of all or a portion of the Company's holdings in Easton, particularly given the significant number of shares held by the Company.

      The Company's share of losses of Easton for 1999 amounted to $321,000 (1998 - $29,000). In 1998, Easton issued 500,000 common shares to third parties for cash consideration of $98,000, and a dilution gain on this transaction of $26,000 was recognized on the reduction of the Company's percentage ownership of Easton.

6     Note payable

      Sunrich maintains a demand note related to its hedging activities, which provides for maximum borrowings of up to US$200,000 (US$144,000 outstanding at December 31, 1999) with interest at prime. Borrowings under this note are due on May 31, 2000.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)


7     Long-term debt and bank facilities

      Long-term debt consists of the following:

                                                                                                1999                  1998
                                                                                                   $                     $
         Term bank loan, interest based on banker's acceptance rates,
              currently 6.6%, repayable in annual instalments of $600,000                  1,400,000             2,100,000
         Note payable to bank, interest at bank reference rate (9% at
              December 31, 1999), due in monthly payments through July 2013,
              collateralized by real estate                                                  410,000                     -
         Note payable to bank, interest at bank reference rate (9% at
              December 31, 1999), due in monthly payments through February
              2009, collateralized by property, equipment and general
              intangibles                                                                  1,133,000                     -
         Note payable to bank, interest at 8.75%, interest only through May
              2000 and thereafter, due in monthly payments through November
              2006, collateralized by equipment and intangibles                              433,000                     -
         Other, interest rates from 0.9% to 8.0%, due in varying installments
              through July 2002, collateralized by vehicles                                  179,000                     -
         Capital lease obligations, due in monthly instalments through June
              2003 with interest ranging from 7.57% to 8.06%                                 350,000                     -
                                                                                    -----------------------------------------

                                                                                           3,905,000             2,100,000
         Less: Current portion                                                               950,000               700,000
                                                                                    -----------------------------------------

                                                                                           2,955,000             1,400,000
                                                                                    =========================================

      The loans and capital leases detailed above require payments as follows:


                                                                                                   $
          2000                                                                               980,000
          2001                                                                               979,000
          2002                                                                               442,000
          2003                                                                               212,000
          2004                                                                               195,000
          Thereafter                                                                       1,149,000
                                                                                     ------------------

                                                                                           3,957,000
           Less: interest on capital lease obligations, ranging from 7.57% to
                8.06%                                                                         52,000
                                                                                     ------------------

                                                                                           3,905,000
                                                                                     ==================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      In the event of default under the term bank loan of $1,400,000, a former director of the Company has a right to acquire all of the common shares of a subsidiary company of the Company for $1. The sole asset of the subsidiary is 19.2 acres of land with a book value of $1,312,000. If this occurred, the liability in respect of the first and second preference shares of the subsidiary company reflected in these financial statements (note 8) would be extinguished without payment.

      The Company has provided a general collateral agreement representing a first charge on all Canadian assets of the Company as collateral for a $3,000,000 operating bank facility and the term bank loan. The Company has also provided first mortgages in the aggregate amount of $2,575,000 on certain land and buildings located in Waterdown, Ontario, and a pledge of certain book debts, inventories and other assets as collateral. The Company is also required to maintain cash deposits of $400,000 (1998 - $400,000) as collateral for the loan facility. As at December 31, 1999, the Company is contingently liable under letters of credit in the amount of $1,116,000, which have been drawn on this operating facility.

      Sunrich maintains a line of credit with a bank, which provides for maximum borrowings of up to US$3,000,000 based on eligible accounts receivable and inventories, with interest at the bank's reference rate (8.33% at December 31, 1999) and collateralized by accounts receivable and inventories. There were no borrowings outstanding under this line of credit at December 31, 1999.

      Sunrich also maintains a line of credit with a lending institution, which provides for maximum borrowings of up to US$500,000, collateralized by certain inventories, with interest at a variable rate. The line of credit matured on November 1, 1999 and was renewed in February 2000 and matures November 15, 2000. There were no borrowings under this line of credit at December 31, 1999.

      The fair value of the long-term debt would not be materially different from the carrying amount. The effective interest rate at December 31, 1999 is 8.1% (1998 - 6.6%).

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)


8     Preference shares of subsidiary company

                                                                                                  1999                  1998
                                                                                                     $                     $
      500,000 (1998 - 600,000) first preference shares                                         500,000               600,000
      455,834 (1998 - 525,834) second preference shares                                        347,000               386,000
                                                                                      -----------------------------------------

                                                                                               847,000               986,000
      Less: Current portion of preference shares                                               240,000               237,000
                                                                                      -----------------------------------------

                                                                                               607,000               749,000
                                                                                      =========================================

      The Company is required to purchase 100,000 first preference shares issued by 1108176 Ontario Inc., its subsidiary, per annum at $1 per share plus unpaid dividends thereon calculated at 5% per annum, commencing December 31, 1996, until the term bank loan described in note 7 is repaid. Thereafter, the Company is required to purchase 200,000 first preference shares per annum under the same terms and conditions.

      In January 1999, 100,000 first preference shares were purchased for $100,000, and a dividend of $30,000 was paid. Payment for a further purchase of 100,000 first preference shares and a dividend of $25,000 was delivered in trust to the Company's lawyer in January 2000 pending receipt of the shares purchased.

      The second preference shares of the subsidiary company with a stated value of $1 per share are non-dividend bearing and are redeemable monthly at the rate of 5,833 shares ($5,833) per month until fully paid out. The Company is required to fund the redemption. As a result of the fixed repayment requirements, the second preference shares have been discounted at an imputed rate of 8%. During the year, 70,000 (1998 - 70,000) second preference shares were redeemed. Imputed interest on the second preference shares during the year amounted to $31,000 (1998 - $33,000).

      The Company is required to purchase all of the outstanding first preference shares at $1 per share in the event of a change in the current Chairman of the Company or upon the sale of the Company's environmental recycling business, BEI.

      The fair market values of the first and second preference shares would not be materially different from their carrying amounts and could vary with fluctuations in interest rates.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

9     Capital stock

      (a) During 1997, the shareholders of the Company agreed to amend the Company's by-laws as follows:

            i) the authorized common shares were changed from 25,000,000 to an unlimited number;

            ii) the 5,000,000 Class A non-dividend bearing, non-voting, redeemable, preference shares authorized that had never been issued were eliminated; and

            iii) the stated capital account of the Company in respect of its common shares was reduced by $25,026,000 and applied against the deficit.

      (b) The following is a summary of changes in share capital during the year.

                                                                               Warrants                             Common shares
                                                   --------------------------------------    ---------------------------------------
                                                            Number                    $               Number                    $
           Balance outstanding at
                 December 31, 1997                       1,182,500                    -           14,425,718            4,276,000
           Options exercised                                     -                    -              354,000              191,000
                                                   ---------------------------------------------------------------------------------

           Balance at December 31, 1998                  1,182,500                    -           14,779,718            4,467,000

           Shares and warrants issued to
                 acquire Sunrich Inc. (note 2)             104,821               55,000            5,471,866            6,346,000
           4 for 1 warrant exchange (c)                   (849,375)                   -                    -                    -
           Warrants exercised                             (402,204)             (55,000)             402,204              350,000
           Warrants issued                                 366,804                    -                    -                    -
           Warrants expired                                (71,142)                   -                    -                    -
                                                   ---------------------------------------------------------------------------------

           Balance at December 31, 1999                    331,404                    -           20,653,788           11,163,000
                                                   =================================================================================

(c) At December 31, 1998, the Company had outstanding 1,182,500 warrants to acquire common shares. Of these warrants, 650,000 were exercisable at US$2.25 per share, and 532,500 are exercisable at US$2.00 per share. As a result of extensions to the original expiry dates approved in 1997 and 1998, the warrants were to expire on June 30, 1999. In December 1998, the Company offered to the warrant holders a 4 for 1 exchange of the 1,182,500 warrants with an exercise price of US$0.50 per share expiring on January 31, 1999.

      Provided the new warrants were exercised prior to January 31, 1999, an equivalent number of additional warrants with an exercise price of US$1.00 to December 31, 1999, rising to US$2.00 on January 1, 2000 and expiring on December 29, 2000 would be issued.

      During January 1999, 283,125 of the new warrants were exercised to acquire 283,125 common shares for proceeds of $212,000. Accordingly, 283,125 additional warrants were issued. Of these additional warrants, 35,400 warrants were exercised for proceeds of $38,000.

      During August 1999, 83,679 of the warrants issued to acquire Sunrich were exercised to acquire 83,679 common shares for proceeds of $45,000. Accordingly, 83,679 additional warrants were issued.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      As at December 31, 1999, the Company had 331,404 warrants outstanding with an exercise price of US$2.00 and expiring on December 29, 2000.

(d)   Director/employee option plans

      The Company grants options to employees and directors from time to time under employee/director stock option plans. On July 29, 1999 and August 2, 1999, the Board of Directors granted 620,000 options from the 1998 and 1999 Stock Option Plans at US$1.06. The 620,000 options granted vest as follows: 253,600 options vest immediately, 82,900 vest annually each on the anniversary date of August 2 over the next four years, and 34,800 vest on August 2, 2004. Details of the options exercisable and changes during the periods presented are as follows:

                                                                                      Granted
                                                  Balance as at                          with          Vested    Balance as at
                                  Exercise         December 31,                     immediate      from prior     December 31,
                   Expiry date       price                 1998      Retracted        vesting    years grants             1999
             --------------------------------------------------------------------------------------------------------------------
             March 10, 2001      US$1.22 to
                                 US$1.75                471,250       (12,000)             --             --           459,250
             December 11, 2003   US$0.75 to
                                 US$1.38                302,875            --          65,700        303,625           672,200
             August 2, 2004      US$1.06                     --            --         131,900             --           131,900
             December 31, 2004   US$1.82                182,500            --              --             --           182,500
             August 2, 2005      US$1.06                     --            --          56,000             --            56,000
                                                ---------------------------------------------------------------------------------

                                                        956,625       (12,000)        253,600        303,625         1,501,850
                                                =================================================================================

                                                                                                        Vested
                                                                                          Granted         from
                                Balance as at                                                with        prior     Balance as at
                     Exercise    December 31,                                           immediate         year      December 31,
      Expiry date       price            1997     Exercised    Retracted    Extended      vesting       grants              1998
---------------------------------------------------------------------------------------------------------------------------------
February 12, 1998  US$0.25 to
                   US$1.44             93,500      (89,500)      (4,000)          --           --           --                --
April 27, 1998     US$0.25            250,000     (250,000)          --           --           --           --                --
February 12, 1999  US$1.81            192,500           --      (10,000)    (182,500)          --           --                --
March 10, 2001     US$1.03 to
                   US$1.75            431,750      (14,500)     (55,250)          --           --      109,250           471,250
December 11, 2003  US$0.75 to
                   US$1.38                 --           --      (21,375)          --        4,500      319,750           302,875
December 31, 2004  US$1.81                 --           --           --      182,500           --           --           182,500
                                -------------------------------------------------------------------------------------------------

                                      967,750     (354,000)     (90,625)          --        4,500      429,000           956,625
                                =================================================================================================

      The weighted average exercise price of the above outstanding options at December 31, 1999 is US$1.29 per share (1998 - US$1.36 per share). On January 7, 2000, all options were repriced to US$1.06.

      At December 31, 1999, options to acquire an additional 366,400 common shares at US$1.06 have been granted but have not yet vested. Options that have not vested are excluded from the above table.

      Subsequent to year-end, 219,100 options were exercised to acquire 219,100 common shares for gross proceeds of $338,000.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

10    Income taxes

      The effective income tax rate on consolidated earnings is influenced by items such as available losses carried forward and non-deductible expenses:

                                                                                                  1999                  1998
                                                                                                     $                     $
           Net earnings before income taxes                                                  1,072,000               822,000
                                                                                      =========================================

           Income taxes at Canadian statutory rates of 44%                                     472,000               362,000
           Increase (decrease) by the effects of
                Application of prior year losses and scientific research
                      expenditures carried forward                                            (473,000)             (438,000)
                Reduction in valuation allowance                                              (635,000)                   --
                Differences in foreign tax rates                                                20,000                    --
                Non-taxable income/non-deductible expenses                                     164,000                76,000
                                                                                      -----------------------------------------

           Income taxes recoverable                                                           (452,000)                   --
                                                                                      =========================================

      Future tax assets (liabilities) of the Company are as follows:

                                                                                                  1999                  1998
                                                                                                     $                     $

           Excess of book over tax amortization                                               (608,000)                   --
           Accounting reserves not deducted for tax                                            278,000                    --
           Operating and capital losses                                                        241,000                    --
           Tax benefit of scientific research expenditures                                   2,913,000             3,266,000
           Other                                                                                12,000                    --
                                                                                      -----------------------------------------

                                                                                             2,836,000             3,266,000
           Valuation allowance                                                              (2,395,000)           (3,266,000)
                                                                                      -----------------------------------------

                                                                                               441,000                    --
                                                                                      =========================================

      The Company has approximately $6,600,000 in Canadian scientific research expenditures which can be carried forward indefinitely to reduce future years' taxable income, and approximately $150,000 in scientific research investment tax credits which can be used to reduce future years' income taxes payable. These scientific research investment tax credits expire in varying amounts from 2000 to 2006.

      Sunrich has a net capital loss carry-forward of approximately $397,000 at December 31, 1999 available to reduce future federal and state capital gains that begins to expire in 2002.

      A valuation allowance of $2,395,000 has been recorded to reduce the net benefit recorded in the financial statements related to these future tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these future tax assets.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

11    Related party transactions and balances

      In addition to transactions disclosed elsewhere in these financial statements, the Company entered into the following related party transactions:

      (a) During 1999, the Company charged affiliated companies $66,000 for services rendered (1998 - $66,000). Included in accounts receivable at December 31, 1999 is $56,000 (1998 - $30,000) due from affiliated companies.

      (b) Included in accounts receivable at December 31, 1999 is $88,000 (1998 - $3,000) due from officers/directors of the Company

12    Commitments and contingencies

      (a) The Company has filed a claim against a former director relating to certain actions taken when he was the President of one of the Company's operating divisions, BEI. The former director has counter claimed against the Company and its subsidiaries, the Chairman of the Company and Easton, the Company's 35% equity investment. It cannot be determined if there will be any recovery by the Company at this time or if there will be any loss to the Company, and no provision has been made in these financial statements in respect of this matter.

            Sunrich is involved in a lawsuit arising in the ordinary course of business. The ultimate outcome of this lawsuit is unknown at the present time. No provision for any liability that might result has been made in the accompanying financial statements. In the opinion of management, the existing litigation is not considered to be material in relation to the Company's financial position.

      (b) The Company believes, with respect to both its operations and real property, that it is in material compliance with current environmental laws. Based on known existing conditions and the Company's experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its financial position, but there can be no assurance that unforeseen changes in the laws or enforcement policies of relevant governmental bodies, the discovery of changed conditions on the Company's real property or in its operations, or changes in use of such properties and any related site restoration requirements, will not result in the incurrence of significant costs. No provision has been made in these financial statements for these future costs since such costs, if any, are not determinable at this time.

      (c) An irrevocable letter of credit for $750,000 has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

      (d) In the normal course of business, Sunrich holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      (e) The Company has a commitment to buy from growers at set prices and times and also has commitments to sell to terminals at set prices and times. To offset the risk of market movement in prices, the Company will buy or sell future positions with commodity brokers. The quantities of commodities of these open futures contracts at December 31, 1999 are as follows:


                                                                                                           Number of Bushels
                                                                                      -----------------------------------------
                                                                                                  Corn              Soybeans
                Company-owned grain                                                            592,132               113,343
                Purchase contracts                                                             720,158               (91,603)
                Sales contracts                                                                (68,745)              (21,482)
                Futures contracts                                                           (1,290,000)               75,000
                                                                                      -----------------------------------------

                Total net position (short) long                                                (46,455)               75,258
                                                                                      =========================================

      (f) Sunrich has a contingent obligation to pay up to US$1.5 million representing 50% of the cumulative pretax profits from Sunrich's analog meat production business through October 31, 2005. The analog meat production business incurred a loss during the period from August 2, 1999 (the date of acquisition of Sunrich) through December 31, 1999. Sunrich has incurred a cumulative loss of approximately US$1,000,000 for the analog meat production business. Any payments associated with this agreement will result in an increase in the Sunrich goodwill.

      (g) During the year, the Company entered into a 12-year exclusive license agreement related to the sales of company's steam explosion equipment in China.

      (h) Commitments under operating leases, principally for distribution centres and warehouse, are as follows:

                                                                                                     $

                2000                                                                           208,000
                2001                                                                           157,000
                2002                                                                           103,000
                2003                                                                            73,000
                2004 and thereafter                                                             73,000
                                                                                      ------------------

                                                                                               614,000
                                                                                      ==================

            Rent expense incurred in the year amounted to $195,000 (1998 - $89,000).

13    Earnings per share

      The calculation of the earnings per share is based on the weighted average number of shares outstanding of 17,384,644 (1998 - 14,702,000). The dilutive effect on earnings per share of the potential exercise of outstanding warrants and options is not considered material for the years presented.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

14    Financial instruments

      The Company's financial instruments recognized in the consolidated balance sheet and included in working capital consist of cash and cash equivalents, miscellaneous receivables, accounts receivable, accounts payable and accrued liabilities, note payable and customer deposits. The fair values of these instruments approximate their carrying value due to their short-term maturities.

      The Company's financial instruments that are exposed to credit risk include cash and cash equivalents and accounts receivable. The Company places its cash with institutions of high credit worthiness. The Company's trade accounts receivable are not subject to a high concentration of credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for losses based on the expected collectibility of the accounts.

      Information on the Company's other financial instruments is contained in other notes to the financial statements.

15    Segmented information

      Since August 2, 1999, the Company operates in three industry segments: (a) the design, engineering, and sale of customized steam explosion technology systems; (b) the recycling and sale or disposal of certain non-hazardous and hazardous industrial waste and resale of inorganic minerals and (c) the marketing and distribution of grains, supplies and other agriculture related merchandise. The Company's assets, operations and employees are located in Canada and the United States.

      Industry segments


                                                                                                                        1999
                                                          ---------------------------------------------------------------------

                                                                  Steam              Waste
                                                              Explosion      Recycling and
                                                             Technology          Resale of
                                                            Systems and          Inorganic     Agriculture
                                                              Corporate           Minerals        products       Consolidated
                                                                      $                  $               $                  $
      External sales by market
      Canada                                                     85,000         18,554,000             --         18,639,000
      U.S.                                                      399,000          3,275,000     24,481,000         28,155,000
      Japan                                                          --                 --        510,000            510,000
                                                          ---------------------------------------------------------------------

      Total sales to external customers                         484,000         21,829,000     24,991,000         47,304,000
                                                          =====================================================================

      Interest expense                                               --            113,000        217,000            330,000
                                                          =====================================================================

      Segment net income (loss)                                (843,000)         2,058,000        309,000          1,524,000
                                                          =====================================================================

      Identifiable assets                                     4,659,000         11,773,000     19,002,000         35,434,000
                                                          =====================================================================

      Amortization                                              257,000            477,000        336,000          1,070,000
                                                          =====================================================================

      Expenditures on property plant and equipment               47,000            500,000        591,000          1,138,000
                                                          =====================================================================

      Equity accounted investments                              186,000                 --             --            186,000
                                                          =====================================================================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                                                                                        1998
                                                               ----------------------------------------------------------------

                                                                          Steam                  Waste
                                                                      Explosion          Recycling and
                                                                     Technology                 Resale
                                                                    Systems and           of Inorganic
                                                                      Corporate               Minerals           Consolidated
                                                                              $                      $                      $
      External sales by market
      Canada                                                             78,000             17,690,000             17,768,000
      U.S.                                                                4,000              4,305,000              4,309,000
                                                               ----------------------------------------------------------------

      Total sales to external customers                                  82,000             21,995,000             22,077,000
                                                               ================================================================

      Interest expense                                                       --                134,000                134,000
                                                               ================================================================

      Segment net income (loss)                                      (1,791,000)             2,613,000                822,000
                                                               ================================================================

      Identifiable assets                                             4,353,000             11,743,000             16,096,000
                                                               ================================================================

      Amortization                                                      274,000                442,000                716,000
                                                               ================================================================

      Expenditures on property plant and equipment                        8,000                463,000                471,000
                                                               ================================================================

      Equity accounted investments                                      507,000                     --                507,000
                                                               ================================================================


      Geographic segments
                                                                         1999                                            1998
                                  ---------------------------------------------- ----------------------------------------------
                                        Canada            U.S.          Total          Canada            U.S.           Total
                                             $               $              $               $               $               $
      Capital assets                 5,373,000       5,393,000     10,766,000       5,560,000         265,000       5,825,000
                                  =============================================================================================

      Goodwill                       1,785,000       2,137,000      3,922,000       1,897,000              --       1,897,000
                                  =============================================================================================

      Total assets                  16,219,000      19,215,000     35,434,000      15,831,000         265,000      16,096,000
                                  =============================================================================================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

16    Subsequent event

      On February 29, 2000, the Company acquired 100% of the common shares of George F. Pettinos (Canada), which operates under the tradename of PECAL for $4,700,000 cash. PECAL was a competitor in some of the products that BEI distributes.

      During February 2000, the Company obtained a 5-year term loan in the amount of $2,600,000 and increased the Canadian line of credit from $3,000,000 to $5,000,000.

17    United States accounting principles differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (U.S. GAAP) during the periods presented except with respect to the following:

      Under U.S. GAAP, the gain on dilution in the amount of $nil in 1999 (1998
      - $26,000) resulting from the dilution of the Company's ownership of the common share equity of Easton would have been excluded from income and included as a separate component of shareholders' equity as Easton is a development stage exploration company. Also, under U.S. GAAP, certain development and start-up costs of $75,000 (1998 - $35,000) deferred in these financial statements would be expensed.

      Accordingly, the following would have been reported under U.S. GAAP:

                                                                                         1999                  1998
                                                                                            $                     $
          Net earnings for the year - as reported                                   1,524,000               822,000
          Dilution gain                                                                     -               (26,000)
          Development and start-up costs expensed                                     (75,000)              (35,000)
                                                                             -----------------------------------------

          Net earnings for the year - U.S. GAAP                                     1,449,000               761,000
                                                                             =========================================

          Net earnings per share - U.S. GAAP                                             0.08                  0.05
                                                                             =========================================

          Weighted average number of common shares outstanding                     17,384,644            14,702,000
                                                                             =========================================

          Shareholders' equity - as reported                                       18,098,000            10,073,000
          Cumulative development and start-up costs expensed                         (239,000)             (164,000)
                                                                             -----------------------------------------

          Shareholders' equity - U.S. GAAP                                         17,859,000             9,909,000
                                                                             =========================================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      Comprehensive income

      U.S. GAAP requires that a comprehensive income statement be prepared. Comprehensive income is defined as "The change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner events". It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The comprehensive income statement reconciles the reported net income to the comprehensive income.

      The following is a comprehensive income statement (prepared in accordance with U.S. GAAP) which, under U.S. GAAP, would have the same prominence as other financial statements.

                                                                                                  1999                  1998
                                                                                                     $                     $
           Net earnings for the year - US GAAP                                               1,449,000               761,000
           Currency translation adjustment (taxes - nil)                                      (195,000)                   --
           Dilution gain (taxes - nil)                                                              --                26,000
                                                                                      -----------------------------------------

           Comprehensive income                                                              1,254,000               787,000
                                                                                      =========================================

      Other US GAAP disclosures

                                                                                                  1999                  1998
                                                                                                     $                     $

           Allowance for doubtful accounts                                                     665,000               133,000
                                                                                      =========================================

           Accrued recycling costs                                                             384,000               393,000
                                                                                      =========================================

      Pro forma data (unaudited)

      Condensed pro forma income statement, as if the acquisition of Sunrich had occurred at the beginning of the previous year are as follows:

                                                                                                  1999                  1998
                                                                                                     $                     $

           Revenue                                                                          74,424,000            69,510,000
                                                                                      =========================================

           Net income                                                                        1,091,000             1,575,000
                                                                                      =========================================

           Earnings per share                                                                    $0.06                 $0.08
                                                                                      =========================================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      Effective January 1, 1996, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require, companies to include in compensation cost the fair value of stock options granted. The Company has decided not to adopt the fair value method. A company that does not adopt this new method must disclose pro forma net income and earnings per share giving effect to the method of compensation cost described in SFAS No. 123.

      The Company's stock option plan is described in note 9. Employee stock options granted by the Company in 1998 and 1999 were granted at prices which were at the value of stock on the grant date, vest at various dates ranging from the date of the grants to August 2, 2004 and expire 2 to 6 years subsequent to the grant date.

      The fair value of the options granted during 1998 and 1999 was estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (1998 - 0%), an expected volatility of 84% (1998 - 75%), a risk-free interest rate of 4% (1998 - 4%), and an expected life of 1 to 6 years.

      The total value of 620,000 (1998 - 4,500) stock options that were granted by the Company to employees during 1999 was $632,000 (1998 - $3,000). Of this total amount, under SFAS No. 123, the cost of stock compensation expense for the year ended December 31, 1999 would be $239,000 (1998 - $1,000). The unrecognized value of $393,000 (1998 - $2,000) will be charged to pro forma net earnings in future years according to the vesting terms of the options. Compensation expense of options granted in 1998 and 1997 and vesting in 1999 is $307,000 (1998 - $296,000). The resulting pro forma net earnings (loss) and earnings (loss) per share for the year ended December 31, 1999 under U.S. GAAP are $903,000 (1998 - ($464,000)) and
      $0.05 (1998 - ($0.03)), respectively.

      The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The Company's adoption of SFAS 123 for pro forma disclosure purposes does not apply to awards prior to 1995, and additional awards in future years are anticipated.

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, a new standard related to the accounting for derivative transactions and hedging activities. In July 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. While management does not believe this standard will materially impact financial results of the Company, it is currently evaluating the reporting requirements under this new standard.