Form 10QSB
period 2000-03-31
STAKE TECHNOLOGY LTD
filed 2000-06-15
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            |_| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2000
                           Commission File No. 0-9989

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

                                 Yes |X| No. |_|

At May 10, 2000 registrant had 20,887,888 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was U.S. $22,846,000. The Company's common shares are traded on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market under the symbol STKL.

Transitional Small Business Disclosure Format

                                 Yes |_| No.|X|

There are 21 pages in the March 31, 2000 10-QSB and the index follows the cover page.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  1                   March 31, 2000 10-QSB

STAKE TECHNOLOGY LTD.

                                   FORM 10-QSB
                                 March 31, 2000

PART I - FINANCIAL INFORMATION*

Item 1. Management's Discussion and Analysis or Plan of Operations

Item 2. Consolidated Financial Statements

            Consolidated Balance Sheets as at March 31, 2000, and December 31, 1999.

            Consolidated Statements of Retained Earnings for the Period Ended March 31, 2000, and the Year ended December 31, 1999.

            Consolidated Statements of Operations for the First Three Months Ended March 31, 2000 and 1999.

            Consolidated Statements of Cash Flow for the First Three Months Ended March 31, 2000 and 1999.

            Condensed Notes to Consolidated Financial Statements.

PART II - OTHER INFORMATION

            All financial information is expressed in Canadian Dollars

              The noon rate of exchange on May 10, 2000 was CDN.
                $1 = U.S. $0.6687


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  2                   March 31, 2000 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.

          Management's Discussion and Analysis of Financial Condition,
                  Results of Operations and Plan of Operations

On February 29, 2000 Stake acquired 100% of the shares of George F. Pettinos (Canada) Limited, also know as PECAL from US Silica Company of Berkeley Springs, West Virginia for $4,700,000 in cash and acquisition costs of approximately $300,000. The acquisition of PECAL will complement the business of the Company's division, Barnes Environmental International (BEI).

PECAL was direct competitor of BEI in the sand, coated sand, bentonite, chromite, and zircon businesses, and they have strengths in several other businesses that are closely related to BEI's existing markets. PECAL will add to BEI's product lines in several key areas, and will help to build sales in Ontario and the US. PECAL has sales in the range of $15 million per year, with a history of profitability and a broad customer base.

The PECAL plant located in Hamilton, Ontario will continue to manufacture and produce coated sand, foundry mixes and provide wholesaler and distributor service. The PECAL administration office located at a separate rented site will be closed by the end of June, 2000 and certain employees relocated to the BEI Waterdown Office.

The acquisition cost was financed by the assumption of a new five-year term loan of $2,600,000, and the expansion of the Canadian line of credit from $3,000,000 to $5,000,000.

As the acquisition of PECAL closed on February 29, 2000, the assets of PECAL are included in the March 31, 2000 balance sheet in this 10QSB and operations of PECAL are included for one month: March 2000.

Major Developments at SunRich in 2000

In early, April, 2000, SunRich formed a joint venture with Northern Food & Dairy, Inc., an independent soy processing company located in Alexandria, Minnesota to be known as Nordic Aseptic Inc. (Nordic). Nordic assumed management control of a Tetra-Pak soymilk packaging plant known as Hoffman on April 19, 2000, and has until June 11, 2000 to negotiate and formalize the acquisition of this soymilk packaging facility. Management is currently focusing on increasing production and creating more effective production while at the same time seeking longer-term commitment from its customer base and lenders before committing to this acquisition.

During the first quarter soymilk sales continue to climb rapidly as soymilk was introduced throughout many National food chains in the U.S. Concerns over genetically modified foods also stimulated SunRich sales of organic products.

Major Developments at BEI in 2000

The first quarter of 2000 was a particularly busy time due to the acquisition of PECAL and the integration of its operations into BEI. Significant overhead savings will be realized as a result of the acquisition and PECAL sales for March were at record levels. Computer systems, accounting systems and sales forces have now been fully integrated.

Also during the first quarter of 2000 Barnes Environmental (BEI) completed an agreement with a major supplier to permit the sale of Ebony Grit (Copper Slag) into the U.S. and initial results have been most encouraging.

Major Developments in Company's proprietary Steam Explosion technology in 2000

In the first quarter of 2000, the Company continued to focus Steam Explosion Technology on marketing pulping systems to China through Pacitec Inc.

Under the terms of an agreement signed in August, 1999, Pacitec acquired exclusive rights to market StakeTech's proprietary pulping systems for non-wood applicants in China for a license fee of U.S. $4.0 million payable over


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  3                   March 31, 2000 10-QSB

Major Developments in Company's proprietary Steam Explosion technology in 2000 (continued)

twelve years. Maintenance of these rights is conditional on achieving the sale of a minimum of 40 StakeTech Systems valued at approximately U.S. $160 million over the twelve-year period. StakeTech retains all rights to the design and manufacture of StakeTech's proprietary steam explosion pulping systems.

Pacitec is a US trade and development company with offices in Arlington, Texas and Beijing, China. Pacitec specializes in developing business opportunities in China and acts as a sales agent for such companies as Haliburton Energy Services and Kellogg Brown and Root. Pacitec is in partnership with the China National Beijing Contracting and Engineering Institute for Light Industry (BCEL) a leading engineering design institute in China. BCEL is an experienced engineering firm with Engineering, Procurement and Construction (EPC) capability and has completed over 20 projects in the pulp and paper industry since 1981.

In January, 2000, Pacitec joined with an investment group to form New Chinese Paper Investment Corporation (NCPIC). NCPIC has been established to purchase existing mills in China and convert them to the StakeTech Steam Explosion pulping process. The first mill has been identified and acquisition and conversion are expected to begin in 2000.

In February, 2000, meetings were held between the Company and NCPIC in Hong Kong and a detailed proposal for the supply of the first StakeTech Pulping Systems was requested. This proposal was forwarded to Pacitec in March, 2000.

The First Three Months of 2000 Operations Compared with the First Three Months of 1999 Operations

Acquisition of George F. Pettinos (Canada) Limited

On February 29, 2000, the Company acquired 100% of the common shares of George
F. Pettinos (Canada) Limited, also know as PECAL from US Silica Company of Berkeley Springs, West Virginia for $4,700,000 cash and acquisition costs of approximately $300,000. The acquisition of PECAL will complement the business of the Company's division, BEI.

The acquisition of PECAL has been accounted for using the purchase method, and accordingly, the consolidated financial statements include the results of operations of the acquired business from the date of the acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on management's best estimate of fair values. Given the complexity of the acquired operations, as well as the short time that has elapsed since acquisition, the cost and the allocation thereof, of the acquisition is subject to change based on the final resolution of those estimates. However, management believes that the final resolution of the estimates will not have a material impact on the financial position or results of operations of the Company. The excess of the estimated purchase price over the net assets acquired is approximately $1,500,000 and will be amortized over twenty years.

Results of operations

Revenues in the first three months of 2000 increased by 213% to $16,009,000 from $5,122,000 in the first quarter of 1999 and the Company's earnings for the first quarter of 2000 were $408,000 or $0.02 per common share compared to $75,000 or $0.01 per share for the quarter ended March 31, 1999.

Revenues in the first quarter of 2000 from SunRich operations were $10,504,000. BEI/ PECAL's first quarter 2000 sales were $5,486,000 (1999 - $5,100,000) and steam explosion and corporate sales in the first quarter of 2000 were $19,000 (1999 - $22,000). Substantially all revenues in the first quarter of 1999 were derived from the BEI division.

In the first quarter of 2000, BEI/ PECAL sales consisted of sales of abrasives, foundry sands and other products of $4,732,000 (1999 - $4,335,000), recycling revenues were $448,000 (1999 - $421,000) and other sales were $306,000 (1999 -
$344,000). SunRich's sales in the first quarter were from soy and soybean product sales were $6,066,000 or 58% of sales; identity preserved specialty product sales were $2,186,000 or 21% of sales; other grain sales were $1,917,000 or 18% of sales; feed sales were $78,000 and other sales were $257,000. Steam explosion and general corporate revenues of $19,000 in the first quarter of 2000 (1999 - $22,000) were generated primarily from other corporate revenues. No Steam Explosion equipment sales or licence fees were recorded in the first three months of 2000 or 1999.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  4                   March 31, 2000 10-QSB

Cost of sales increased to $13,438,000 for the first quarter of 2000 compared to $4,192,000 for the quarter ended March 31, 1999 due primarily to the acquisition of SunRich. Cost of sales in the first quarter of 2000 attributable to the BEI/PECAL segment were $4,730,000 (1999 - $4,184,000), and on SunRich, cost of sales were $8,684,000. Steam Explosion division costs of sales were $24,000 (1999 - $8,000), which primarily relates to standard amortization charges.

The Company's consolidated gross margin was 16.1% in the first quarter of 2000 compared to 18.2% in the first quarter of 1999 due to the lower margins of BEI in the quarter. BEI/PECAL's margin decreased to 13.8% in the first quarter of 2000 from 18.9% in 1999, due to the temporary loss of a high margin product line customer and tight price competition in some of BEI's principal product lines. Sunrich's margin was 17.3% for the first three months of 2000. Steam explosion/ corporate margins were negative due to standard amortization charges.

Research and development costs, principally related to steam explosion division was $127,000 in the first quarter of 2000 compared to $72,000 for the quarter ended March 31, 2000 due principally an increase into research into non-wood applications for steam explosion technology, as well as applied research done at SunRich during the quarter.

Administration, market development and demonstration expenditures increased in the first quarter of 2000 to $2,036,000 compared to $619,000 for the quarter ended March 31, 1999. In the first quarter of 2000 SunRich's administration costs were $1,320,000; BEI/PECAL's operations accounted for $423,000 of the administration costs (1999 - $373,000) and steam explosion marketing and demonstration and corporate administration expenses were $293,000 (1999 - $246,000). The principal reason for the increase in these expenses in the first three months of 2000 compared to the first three months of 1999 results from the inclusion of Sunrich's administration costs and one month of PECAL's administrative expenses, as well as increased corporate costs related to the redesign of the Company's web site and the retention of an investor relations firm starting at the beginning of 2000.

Amortization of patents, trademarks, licences and goodwill increased to $68,000 in the first quarter of 2000, compared to $48,000 in the first quarter of 1999 due to the amortization of the goodwill arising on the acquisition of SunRich, Inc. and PECAL, offset by some of the assets in this category being fully amortized by the end of the 1999.

The gain on sale of property, plant and equipment of $84,000 in the first quarter of 2000 (1999 - nil) is principally due to the sale of non-essential land at a location separate from the Company's principal operations.

Interest on long-term debt increased to $143,000 in the first quarter of 2000 from $28,000 in the first quarter of 1999, due principally to the acquisition of SunRich and its debt obligations, and the new debt assumed by the Company to purchase PECAL.

Interest and other income increased to $79,000 in the first quarter of 2000 from nil in the first quarter of 1999 due to interest earned on cash balances during the first quarter of 2000.

The share of losses of equity accounted investees of ($12,000) in the first quarter of 2000 (1999 - ($7,000)) and dilution gain of $140,000 (1999 - nil) is related to the Company's 35% equity investment in Easton Minerals Ltd.. (Easton) is a mining exploration company listed on the Canadian Venture Exchange (EM-CDNX). Easton is currently undergoing a change of business, subject to regulatory and shareholder approval, to acquire an Internet company that owns the web site: theultimatedream.com.

Dilution gains result from the increase in equity value of Easton due to issues of capital above StakeTech's carrying cost of this investment. The market value of Easton is based on limited trading values, and while it is unlikely that these values will be received upon the sale of this investment at this time, sale proceeds could add to the Company's net equity and management plans to use any cash proceeds to reduce debt and increase working capital. U.S. readers should note that dilution gains are not recognized as income for U.S. GAAP purposes and accordingly, the effects of this gain are reversed in Note 7 of the Company's financial statements.

The Company's investment in Easton is carried at a book value of $412,000. The market value of StakeTech's shares in Easton at May 10, 2000 was $1,258,000. On June 15, 1998, the Company's Board decided to sell its holdings in Easton as its business is not related to the Company's primary businesses, and has filed appropriate notification of this intent with Easton's regulators.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  5                   March 31, 2000 10-QSB

The foreign exchange gain of $10,000 in the first three months of 2000 (1999 - loss of ($60,000)) is attributable to changes in the U.S. $ on the Company's net foreign transactions and balances.

The dividend on preference shares of a subsidiary company for the first three months of 2000 was $7,000 (1999 - $7,000) and the imputed interest of preference shares of a subsidiary company for the first three months of 2000 was $8,000 (1999 - $8,000). Both of these expenses are related to the preference shares issued for the acquisition of BEI.

Liquidity and Capital Resources at March 31, 2000

Cash and short-term deposits decreased to nil at March 31, 2000 from $2,464,000 at December 31, 1999. The decrease is principally due to the use of cash to finance the purchase of PECAL as well as SunRich's need for cash in the first quarter due to the seasonal nature of its business.

The $400,000 of cash held as a security deposit at December 31, 1999 was released into non-restricted cash upon the re-issuance of the Canadian banking agreement during the quarter.

Trade accounts receivable increased to $9,492,000 at March 31, 2000 from $7,300,000 at December 31, 1999 due largely to the acquisition of PECAL. Trade receivables at March 31, 2000 related to the BEI/PECAL operations were $5,832,000 (December 31, 1999 - $3,375,000); SunRich operations receivables were $3,419,000 at March 31, 2000 (December 31, 1999 -$3,747,000) and general corporate activities and steam explosion $241,000 (1999 - $178,000).

Inventories increased to $9,659,000 at March 31, 2000 from $8,589,000 at December 31, 1999, again, principally due to the addition of the PECAL inventory balances, which are $887,000 at March 31, 2000. The Steam Explosion division is not required to carry inventory.

Future income tax assets of $966,000 at March 31, 2000 ($1,020,000 - December 31, 1999) consists of $675,000 of Canadian tax losses and scientific research expenditures recorded by the Canadian entity and $291,000 relates to the Sunrich tax losses and accounting reserves. The Company believes that it is more likely than not that the tax benefit of the recorded assets will be realized.

The Company has formal capital commitments of approximately $100,000 at of March 31, 2000, relating to normal equipment replacement at BEI/PECAL, SunRich, and in the Steam Explosion/corporate division.

In the first quarter of 2000, $140,000 was spent at BEI/PECAL for machinery and equipment improvements in Waterdown and Louisiana and general upgrading of computers. SunRich spent $103,000 on capital expenditures in the first three months of 2000 for general production equipment and vehicles and $9,000 was spent at the corporate office, primarily on computer equipment.

Investments increased to $412,000 at March 31, 2000 from $281,000 at December 31, 1999 due primarily to the equity loss on Easton of ($12,000) (1999 - ($7,000)) offset by the dilution gain of $140,000 (1999 - nil).

Goodwill increased to $5,328,000 at March 31, 2000 from $3,922,000 at December 31, 1999 due to the goodwill recorded on the acquisition of PECAL offset by amortization of this goodwill and goodwill recorded on the SunRich acquisition in 1999 and the BEI acquisition in 1995.

Patents, trademarks, licences and other assets has increased to $495,000 at March 31, 2000 from $446,000 at December 31, 1999 due to further investments in the Company's proprietary positions during 2000, offset by the amortization of these assets, and the deferment of $47,000 of debt issuance costs that will be amortized over the 5-year term of the loan.

Bank indebtedness increased to $2,986,000 at March 31, 2000 from nil at December 31, 1999, due to short-term bank indebtedness being used to finance the acquisition of PECAL and to finance SunRich in the first quarter due to the nature of their business. Included in this balance is $2,133,000 drawn on the Canadian line of credit, plus U.S. $1,300,000, which is drawn on SunRich's cash lines of credit, off set by offsetable cash balances of U.S. $778,000 on the balance sheet of SunRich.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  6                   March 31, 2000 10-QSB

The payment of nearly half of the purchase price of PECAL and related costs of the acquisition was done in order that the Company is able to repay this debt at any time from the operating efficiencies that will flow from the combination of BEI and PECAL operations and the closure of the business office of PECAL. The ability to finance the acquisition this way is due to the expansion of the Company's Canadian line of credit to $5,000,000 from $3,000,000.

Accounts payable and accrued liabilities decreased to $7,630,000 at March 31, 2000 from $10,179,000 at December 31, 1999. This major decrease is due to the nature of SunRich's business, which is reflected by the Sunrich payables being $3,921,000 at March 31, 2000 compared to $7,705,000 at December 31, 2000. This decrease is offset by the inclusion of the PECAL payable balances at March 31, 2000 of $1,046,000. (At acquisition - $2,012,000). The remaining increase in the accounts payable balance principally relates to the accrual of severance and other costs related to the acquisition of PECAL. A accrued recycling reserve of $406,000 (December 31, 1999 - $384,000) is included in accounts payable at March 31, 2000 relates to BEI's business and represents the future costs to process and dispose of the reclaimed materials that BEI has accepted for recycling, and were on site at March 31, 2000.

The note payable of $162,000 at March 31, 2000 (December 31, 1999 - $208,000) is a demand note related to Sunrich's hedging activities. The loan may be drawn up to U.S. $200,000 with interest at prime. Borrowings under this note are due May 31, 2000.

Customer deposits of $1,796,000 recorded at March 31, 2000 ($1,618,000 - December 31, 1999) are related to cash deposits made by Sunrich customers in 1999 and early year 2000 for year 2000 purchases. No recognition of revenue or accrual of costs is booked on these transactions until the goods are shipped.

The increase in the short term portion of long-term debt and long-term debt is due to the new 5-year term loan for $2,600,000 obtained to partially finance the acquisition price of PECAL. The loan requires payments of a minimum of $100,000 per quarter starting in July 2000, which are to aggregate to $600,000 by April 30 of each year, the loan anniversary date. The financing methodology on this loan has been set up to allow for full repayment of the loan based on the maturity of the underlying debt instruments. The interest rate on the new loan is Canadian prime +1 1/4%, or banker's acceptances + 1.5%. Costs of $47,000 were incurred on in obtaining this loan and will be amortized over 5 years. This balance is included in patents, trademarks and other assets on the balance sheet.

In addition to the term bank loan, the Company has bank lines of credit of $5,000,000 and US $3,500,000 available based on margining of trade accounts receivable and inventory. At March 31, 2000 combined bank lines of credit outstanding is $2,986,000 compared to nil at December 31, 1999. This increase use of bank lines was principally incurred to pay the purchase price of PECAL, as well as supply cash to Sunrich's business in the quarter, due to its seasonal nature.

Also, at March 31, 2000, amounts that are drawn on the two line of credits, but not included in the above balance are $1,120,000 (December 31, 1999 - $1,116,000) drawn on the Canadian bank line of credit for letters of credit to the Ontario Ministry of the Environment and Energy for the Certificate of Approval; for the importation of materials for BEI/PECAL; for two key suppliers and for security on the Louisiana lease. There is also U.S. $65,000 drawn on the U.S. line of credit at March 31, 2000 for the purchase of a product held for resale.

Substantially all of the Company's assets are pledged as collateral under various lending agreements, with the exception of the real property at Stake's corporate offices in Norval, and the lease and physical assets in Louisiana.

The Company considers its relationship with its principal Canadian bankers and Sunrich bankers to be very satisfactory.

The Company believes that the cash to be generated from operations, the operational efficiencies that will flow from the BEI/PECAL operations due to the combination of their operations, the movement from the cash negative to cash positive season of SunRich's business and the Company's Canadian and U.S. lines of credit are sufficient for the Company's consolidated operations during 2000.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  7                   March 31, 2000 10-QSB

The increase in the future tax liability of $1,240,000 at March 31, 2000 ($579,000 - December 31, 1999) relates principally to PECAL and the difference between the tax and accounting base of its physical assets. The December 31, 1999 amount relates to SunRich. This balance represents differences between accounting and taxable income that will result in taxes being payable in a future period, primarily related to property, plant and equipment.

Cash flow from operations before working capital changes increased to $554,000 in the first quarter of 2000 compared to $274,000 in the first quarter of 1999, due principally to higher earnings.

Cash flow used for operations after working capital changes was $3,707,000 for the first three months of 2000 compared to cash provided of $91,000 in the first three months of 1999. This large change is due primarily to SunRich's agricultural business which results in a large amount of accounts payable recorded at year end being settled in the early part of the first quarter of each year, at the request of the vendor's, due to the change to a new tax year. This large use of cash to settle the previous years' grain accounts will repeat on an annual basis in each first quarter due to the nature of SunRich's business.

Cash used in investment activities increased to $4,199,000 in the first three months of 2000 compared to cash used of $118,000 in the first three months of 1999 is due principally to the acquisition of PECAL.

Cash provided for financing activities was $2,442,000 the first three months of 2000 compared to cash provided of $128,000 in the first three months of 1999. The increase in cash provided by financing is principally due to the new term loan debt acquired in the first quarter of 2000 that enabled the Company to finance the acquisition of PECAL.

PART II - OTHER INFORMATION.

Item 6.

8K filed March 12, 2000 relating to the acquisition of PECAL.

PART I - FINANCIAL INFORMATION

Item 2.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  8                   March 31, 2000 10-QSB

                        Consolidated Financial Statements

                              Stake Technology Ltd.

                 For the First Three Months Ended March 31, 2000


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  9                   March 31, 2000 10-QSB

Stake Technology Ltd.

Consolidated Balance Sheets as at March 31, 2000 and December 31, 1999 (Expressed in Canadian Dollars)

--------------------------------------------------------------------------------
                                                      March 31,     December 31,
                                                        2000            1999
--------------------------------------------------------------------------------
Assets (note 5)
Current assets
Cash and cash equivalents                          $         --    $  2,464,000
Cash held as security deposit                                --         400,000
Accounts receivable - trade                           9,492,000       7,300,000
Inventories                                           9,659,000       8,589,000
Miscellaneous receivables and other assets              316,000         246,000
Future income taxes                                     966,000       1,020,000
                                                   ----------------------------
                                                     20,433,000      20,019,000
Property, Plant and Equipment - at cost
  less accumulated amortization of $7,298,000
  (December 31, 1999 - $6,976,000)                   12,952,000      10,766,000

Investments - at cost
  quoted market value - $3,145,000
  (December 31, 1999 - $550,000)                        412,000         281,000

Goodwill at cost - less accumulated
  amortization of $584,000
  (December 31, 1999 - $516,000)                      5,328,000       3,922,000

Patents, trademarks and licences and other assets
  - at cost,  less accumulated amortization of
  $945,000 (December 31, 1999 - $925,000)               495,000         446,000
                                                   ----------------------------

                                                   $ 39,620,000    $ 35,434,000
                                                   ============================
Liabilities
Current liabilities
Bank indebtedness                                  $  2,986,000    $         --
Accounts payable and accrued liabilities              7,630,000      10,179,000
Note payable                                            162,000         208,000
Customer deposits                                     1,796,000       1,618,000
Current portion of long-term debt (note 5)            1,439,000         950,000
Current portion of preference shares                    140,000         240,000
                                                   ----------------------------
                                                     14,153,000      13,195,000

Long-term debt and bank facilities (note 5)           4,746,000       2,955,000
Future income taxes                                   1,240,000         579,000
Preference shares of subsidiary company                 597,000         607,000
                                                   ----------------------------
                                                     20,736,000      17,336,000
                                                   ----------------------------
Shareholders' Equity
Capital stock (note 6)                               11,527,000      11,163,000
Contributed surplus                                   4,635,000       4,635,000
Retained earnings (note 5)                            2,903,000       2,495,000
Current translation adjustment                         (181,000)       (195,000)
                                                   ----------------------------
                                                     18,884,000      18,098,000
                                                   ----------------------------

                                                   $ 39,620,000    $ 35,434,000
                                                   ============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                 10                   March 31, 2000 10-QSB

Stake Technology Ltd.

Consolidated Statements of Retained Earnings

For the Period Ended March 31, 2000 and the Year Ended December 31, 1999 (Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

                                             Three months ended     Year ended
                                                  March 31,         December 31,
                                                    2000               1999
--------------------------------------------------------------------------------

Retained Earnings - Beginning of the Year        $2,495,000          $  971,000

Net Earnings for the Period                         408,000           1,524,000
                                                 ------------------------------

Retained Earnings - End of Period                $2,903,000          $2,495,000
                                                 ==============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                 11                   March 31, 2000 10-QSB

Stake Technology Ltd.

Consolidated Statements of Operations

For the First Three Months Ended March 31, 2000 and 1999
(Expressed in Canadian Dollars)

----------------------------------------------------------------------------------

                                                        March 31,       March 31,
                                                          2000             1999
----------------------------------------------------------------------------------
Revenues                                              $ 16,009,000    $  5,122,000
                                                      ----------------------------
Cost of goods sold                                      13,438,000       4,192,000
                                                      ----------------------------
Gross profit                                             2,571,000         930,000
                                                      ----------------------------

Expenses

Research and development                                   127,000          72,000
Administration, market development
  and demonstration                                      2,036,000         619,000
Amortization of patents, trademarks, licences
  and goodwill                                              68,000          48,000
Gain on sale of property, plant and equipment              (84,000)             --
                                                      ----------------------------
                                                         2,147,000         739,000
                                                      ----------------------------
Earnings from operations                                   424,000         191,000

Interest on long-term debt                                (143,000)        (28,000)
Other interest                                             (16,000)         (6,000)
Interest and other income                                   79,000              --
Foreign exchange gain (loss)                                10,000         (60,000)
Gain on dilution of investment interests
  in equity accounted investee                             140,000              --
Share of loss of equity accounted investees                (12,000)         (7,000)
Dividend on preference shares of subsidiary company         (7,000)         (7,000)
Imputed interest on preference shares of
  subsidiary company                                        (8,000)         (8,000)
                                                      ----------------------------

Earnings before taxes                                      467,000          75,000
                                                      ----------------------------

Recovery of income taxes - future income taxes              40,000              --
Provision for income taxes                                 (99,000)             --
                                                      ----------------------------

Net Earnings for the Period                           $    408,000    $     75,000
                                                      ============================

Net Earnings per Share for the Period                 $       0.02    $       0.01
                                                      ============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                 12                   March 31, 2000 10-QSB

Stake Technology Ltd.

Consolidated Statements of Cash Flow

For the First Three Months ended March 31, 2000 and 1999
(Expressed in Canadian Dollars)

------------------------------------------------------------------------------------
                                                          March 31,      March 31,
                                                            2000           1999
------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                              $   408,000    $    75,000
Items not affecting cash
  Amortization                                               410,000        192,000
  Share of losses of investee                                 12,000          7,000
  Gain on sale of property, plant and equipment              (84,000)            --
  Gain on dilution of interest in investee                  (140,000)            --
  Imputed interest on preference shares                        8,000             --
  Future income taxes                                        (60,000)            --
                                                         --------------------------
                                                             554,000        274,000

Change in non-cash working capital balances
  related to operations
  Accounts receivable - trade                                175,000       (196,000)
  Inventories                                               (122,000)       295,000
  Miscellaneous receivables and other assets                  69,000         32,000
  Accounts payable and accrued liabilities                (4,561,000)      (314,000)
  Customer deposits                                          178,000             --
                                                         --------------------------
                                                          (3,707,000)        91,000

                                                         --------------------------
Investing activities
Acquisition of company - net of cash acquired             (2,093,000)            --
Acquisition of patents, trademarks, licences
  and other assets                                           (69,000)            --
Cash held as security deposit                                400,000             --
Acquisition of property, plant and equipment              (2,546,000)      (124,000)
Proceeds on sale of property, plant and equipment            112,000             --
Increase in investments and advances                          (3,000)         6,000
                                                         --------------------------
                                                          (4,199,000)      (118,000)

                                                         --------------------------
Financing activities
Purchase of preference shares in subsidiary company         (100,000)      (100,000)
Redemptions of preference shares in subsidiary company       (10,000)       (10,000)
Repayment of long-term debt and note payable                (447,000)            --
Issuance of long-term debt                                 2,635,000             --
Issuance of common shares                                    364,000        238,000
                                                         --------------------------
                                                           2,442,000        128,000

                                                         --------------------------

Foreign exchange gain on cash held in a foreign
  currency                                                    14,000             --
                                                         --------------------------

(Decrease) increase in cash during the period             (5,450,000)       101,000

Cash and cash equivalents - Beginning of period            2,464,000        181,000
                                                         --------------------------

(Bank indebtedness) Cash and cash equivalents - End
  of period                                               (2,986,000)       282,000
                                                         ==========================

           Cash and cash equivalents consist of unrestricted cash and short-term deposits maturing in less than 90 days.

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                 13                   March 31, 2000 10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the First Three Months ended March 31, 2000
(Expressed in Canadian Dollars)

================================================================================

1. Independent chartered accountants have not audited the information presented in the accompanying Consolidated Financial Statements. In the opinion of the Company, such statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company, the results of its operations and the changes in its financial position for the applicable periods, in conformity with generally accepted accounting principles in Canada, which differ in some respects from accounting principles accepted in the United States, the effect of which is explained in note 7, applied on a consistent basis. The consolidated balance sheet at December 31, 1999 has been taken from the Company's Annual Report to Shareholders for the year then ended. The consolidated financial statements as at December 31, 1999 should be read in conjunction therewith.

2. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

3.    Description of business and significant accounting policies

      Stake Technology Ltd. (the Company) was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. Through its wholly owned U.S. subsidiary Sunrich, Inc. (SunRich), which was acquired on August 2, 1999, the Company sells agricultural products. Its division, Barnes Environmental International (BEI), and its subsidiary, George F. Pettinos (Canada) Limited (PECAL) acquired February 29, 2000 sell abrasives and industrial materials and recycles inorganic materials. The Company also operates a division developing and commercializing a proprietary Steam Explosion technology for processing of biomass into higher value products. The Company's assets, operations and employees at March 31, 2000 are located in Canada and the U.S.

      These financial statements are prepared in accordance with accounting principles generally accepted in Canada. Differences arising from the application of accounting principles generally accepted in the United States are described in note 7. The significant policies are outlined below:

      Basis of presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant inter-company accounts and transactions have been eliminated on consolidation.

      Cash and cash equivalents

      Cash and cash equivalents consist of unrestricted cash and short-term deposits with a maturity at acquisition of less than 90 days.

      Inventories

      Inventories related to the recycling and industrial minerals business of BEI/PECAL and merchandise inventories of SunRich are valued at the lower of cost and estimated net realizable value. Cost is determined on a first-in, first-out basis.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                 14                   March 31, 2000 10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the First Three Months ended March 31, 2000
(Expressed in Canadian Dollars)

================================================================================

      Inventories (continued)

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

      i) SunRich

            Grain sales are recorded at the time of shipment. Other SunRich revenue is recognized upon the sale and shipment of a product or the providing of a service to a customer.

      ii) BEI/PECAL

            Revenue from the sale of industrial minerals is recognized upon shipment.

            Tipping fee revenue, which consists of a per ton fee paid to BEI for waste recycling materials being received by the BEI is recognized at the time the material is received. Provision is made for the net costs of processing and disposal of the material.

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

      Foreign currency translation


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                 15                   March 31, 2000 10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the First Three Months ended March 31, 2000
(Expressed in Canadian Dollars)

================================================================================

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

      Derivative instruments

      SunRich enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transaction to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                 16                   March 31, 2000 10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the First Three Months ended March 31, 2000
(Expressed in Canadian Dollars)

================================================================================

      Derivative instruments (continued)

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

4.    Acquisition of a Business

      On February 29, 2000, the Company acquired 100% of the common shares of George F. Pettinos (Canada) Limited, also know as PECAL from US Silica Company of Berkeley Springs, West Virginia for $4,700,000 cash and approximately $300,000 in acquisition costs. The acquisition of PECAL will complement the business of the Company's division, BEI.

      The acquisition of PECAL has been accounted for using the purchase method, and accordingly, the consolidated financial statements include the results of operations of the acquired business from the date of the acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on management's best estimate of fair values. Given the complexity of the acquired operations, as well as the short time that has elapsed since acquisition, the cost and the allocation thereof, of the acquisition is subject to change based on the final resolution of those estimates. However, management believes that the final resolution of the estimates will not have a material impact on the financial position or results of operations of the Company. The excess of the estimated purchase price over the net assets acquired is approximately $1,500,000, which will be amortized over twenty years.

5.    Long-term debt and banking facilities

      Substantially all of the Company's assets are pledged as collateral under various lending agreements, with the exception of the real property at Stake's corporate offices in Norval, and the lease and physical assets in Louisiana. In order to finance the acquisition of PECAL, the Company's principal bankers extended the Company's Canadian line of credit to $5,000,000 from $3,000,000 based on the margining of certain working capital balances. As part of this expanded line of credit, the Company's interest rate increased from Canadian prime to Canadian prime +0.2%. In addition, a new $2,600,000 term loan was provided to pay the remaining portion of the PECAL acquisition price. The new term loan is payable in minimum $100,000 quarterly instalments, which are to total at


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                 17                   March 31, 2000 10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the First Three Months ended March 31, 2000
(Expressed in Canadian Dollars)

================================================================================

      least $600,000 per annum to each April 30, the anniversary date of the loan. The interest rate of the term loan is Canadian prime +1.25%.

6.    Capital Stock

                                               March 31,            December 31,
                                           2000         1999            1999
                                           ----         ----            ----
(a)   Issued and fully paid -
      20,886,888 common shares
      (March 31, 1999 - 15,082,543
      December 31, 1999 - 20,653,788)   $ 11,527,000  4,705,000     $ 11,163,000
                                        ------------  ---------     ------------

(b) During 1997, the shareholders of the Company agreed to amend the Company's by-laws. These changes included reducing the stated capital account of the Company in respect of its common shares in the amount of $25,026,000 and applying this amount against the deficit.

(c) To March 31, 2000, 233,100 options have been exercised for gross proceeds of $364,000. There was a further 1,000 options exercised between April 1, 2000 and May 10, 2000.

(d) As at May 10, 2000, there were options vested to Employees and Directors to acquire 1,267,750 common shares at exercise prices of U.S. $1.063. In addition, at May 10, 2000 options to acquire an additional 620,000 common shares at U.S. $1.063 have been granted but have not yet vested.

7.    United States Accounting Principles Differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (U.S. GAAP) during the periods presented except with respect to the following:

      Under U.S. GAAP, the gain on dilution in the amount of $140,000 in the first quarter of 2000 (December 31, 1999 - nil) resulting from the dilution of the Company's ownership of the common share equity of Easton would have been excluded from income and included as a separate component of shareholders' equity as Easton is a development stage company. Also, under U.S. GAAP, certain development and start-up costs of nil in the first quarter of 2000 (December 31, 1999 - $75,000) deferred in these financial statements would be expensed.

      Also under U.S. GAAP, the allowance for doubtful accounts at March 31, 2000 of $746,000 (December 31, 1999 - $665,000) needs to be disclosed, as does the amounts due from related parties at March 31, 2000 of $107,000 (December 31, 1999 - $44,000). Also included in accounts payable and accrued liabilities is an accrual for recycling costs of $406,000 at March 31, 2000 (December 31, 1999 - $384,000).


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                 18                   March 31, 2000 10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the First Three Months ended March 31, 2000
(Expressed in Canadian Dollars)

================================================================================

      Accordingly, the following would have been reported under U.S. GAAP:

                                              March 31,       March 31,       December        December
                                                2000            1999          31, 1999        31, 1998
                                            ------------------------------------------------------------
Net earnings for the year - as reported     $    408,000    $     75,000    $  1,524,000    $    822,000
Dilution gain (taxes - nil)                     (140,000)             --              --         (26,000)
Development and start-up costs expensed               --              --         (75,000)        (35,000)
                                            ------------------------------------------------------------

Net earnings for the year - U.S. GAAP       $    268,000    $     75,000    $  1,449,000    $    761,000
                                            ============================================================

Net earnings per share - U.S. GAAP          $       0.01    $       0.01    $       0.08    $       0.05
                                            ============================================================

Weighted average number of common shares
   outstanding                                20,736,190      14,827,000      17,384,644      14,702,000
                                            ============================================================

Shareholders' equity - as reported          $ 18,884,000    $ 10,386,000    $ 18,098,000    $ 10,073,000
Cumulative development and start-up costs
  expensed                                      (239,000)       (164,000)       (239,000)       (164,000)
                                            ------------------------------------------------------------

Shareholders' equity - U.S. GAAP            $ 18,645,000    $ 10,222,000    $ 17,859,000    $  9,909,000
                                            ------------------------------------------------------------

Comprehensive Income

U.S. GAAP requires that a comprehensive income statement be prepared. Comprehensive income is defined as "The change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner events". It includes all changes in equity during a period, except those resulting from investments by owners and distribution to owners. The comprehensive statement reconciles the reported net income to the comprehensive income.

The following is a comprehensive income statement (prepared in accordance with U.S. GAAP), which, under U.S. GAAP, would have the same prominence as other financial statements.

                                              March 31,       March 31,       December     December 31,
                                                2000            1999          31, 1999          1998
                                            -----------------------------------------------------------
Net earnings for the year - U.S. GAAP       $   268,000     $    75,000     $ 1,449,000     $   761,000
Dilution gain (taxes - nil)                     140,000              --              --          26,000
Currency translation adjustment
  (taxes - nil)                                  14,000              --        (195,000)             --
                                            -----------------------------------------------------------

 Comprehensive income                       $   422,000     $    75,000     $ 1,254,000     $   787,000
                                            ===========================================================

8. Comparative Balances


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                 19                   March 31, 2000 10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the First Three Months ended March 31, 2000
(Expressed in Canadian Dollars)

================================================================================

      Certain comparative account balances have been reclassified to achieve comparability to current period balances


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                 20                   March 31, 2000 10-QSB

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        STAKE TECHNOLOGY LTD.


                                        /s/ Leslie N. Markow
Date  May 10, 2000
      ----------------
                                        Stake Technology Ltd.
                                        by Leslie N. Markow
                                        Vice President - Finance
                                        & Chief Financial Officer


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                 21                   March 31, 2000 10-QSB