Form 10QSB
period 2000-06-30
STAKE TECHNOLOGY LTD
filed 2000-08-15
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            |_| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000
                           Commission File No. 0-9989

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

                                 Yes |X| No. |_|

At August 10, 2000 registrant had 20,945,388 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was U.S. $22,100,000. The Company's common shares are traded on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market under the symbol STKL.

Transitional Small Business Disclosure Format

                                 Yes |_| No. |X|

There are 22 pages in the June 30, 2000 10-QSB and the index follows the cover page.

STAKE TECHNOLOGY LTD.

                                   FORM 10-QSB
                                  June 30, 2000

PART I - FINANCIAL INFORMATION

Item 1. Management's Discussion and Analysis or Plan of Operations

Item 2. Consolidated Financial Statements

            Consolidated Balance Sheets as at June 30, 2000, and December 31, 1999.

            Consolidated Statements of Retained Earnings for the Period Ended June 30, 2000, and the Year ended December 31, 1999.

            Consolidated Statements of Operations for the Six Months Ended June 30, 2000 and 1999.

            Consolidated Statements of Operations for the Three months April 1 - June 30, 2000 and 1999.

            Consolidated Statements of Cash Flow for the Six Months Ended June 30, 2000 and 1999.

            Condensed Notes to Consolidated Financial Statements.

PART II - OTHER INFORMATION

            All financial information is expressed in Canadian Dollars
            The noon rate of exchange on August 10, 2000 was CDN. $1 = U.S. $0.6745

PART I - FINANCIAL INFORMATION

Item 1.

          Management's Discussion and Analysis of Financial Condition,
                  Results of Operations and Plan of Operations

Northern Dairy & Food, Inc.

On August 18, 2000, the Company is holding a Special Shareholder Meeting to vote on the acquisition of 100% of the common shares of Northern Food & Dairy, Inc. for U.S. $10,500,000 in the form of 7,000,000 common shares valued at U.S. $1.50 each and 500,000 common share warrants exercisable for U.S. $1.50 for 5 years. The issuance of these shares will represent approximately 24.5% of the outstanding common shares of Stake after the transaction. Full information on this acquisition is contained in the information circular sent to shareholders for this Special Meeting.

PECAL

On February 29, 2000 Stake acquired 100% of the shares of George F. Pettinos (Canada) Limited, also known under its trade name as PECAL from US Silica Company of Berkeley Springs, West Virginia for $4,700,000 in cash and acquisition costs of approximately $300,000. The acquisition of PECAL will complement the business of the Company's division, Barnes Environmental International (BEI).

PECAL was direct competitor of BEI in the sand, coated sand, bentonite, chromite, and zircon businesses, and they have strengths in several other businesses that are closely related to BEI's existing markets. PECAL will add to BEI's product lines in several key areas, and will help to build sales in Ontario and the U.S.. PECAL has sales in the range of $15 million per year, with a history of profitability and a broad customer base.

The PECAL plant located in Hamilton, Ontario will continue to manufacture and produce coated sand, foundry mixes and provide wholesaler and distributor service. The PECAL administration office located at a separate rented site was closed in May, 2000 and certain employees relocated to the BEI Waterdown Office.

The acquisition cost was financed by the assumption of a new five-year term loan of $2,600,000, and the expansion of the Canadian line of credit from $3,000,000 to $5,000,000.

As the acquisition of PECAL closed on February 29, 2000, the net assets of PECAL are included in the June 30, 2000 balance sheet in the 10QSB and operations of PECAL are included for four months from March 1, 2000 to June 30, 2000.

Major Developments at SunRich in 2000

In early, April, 2000, SunRich formed a joint venture with Northern Food & Dairy, Inc., the company that Stake plans to acquire, to be known as Norsun, Inc. During the quarter, Norsun entered into two transactions.

The first is the Nordic Aseptic Inc. (Nordic), which resulted in the assumption of management control of a soymilk packaging plant on April 19, 2000. Nordic is in the process of formalizing the acquisition of this soymilk packaging facility, which should be completed by the end of August, 2000. Management is currently focusing on increasing production and creating more effective production and during the quarter achieved a longer-term commitment from its customer and lenders before committing to this acquisition. As Sunrich, Inc. owned 50% of Nordic, 50% of the net assets of Nordic are included in the June 30, 2000 balance sheet of this 10QSB and the 50% of the operations of Nordic have been included for the period of April 19 - June 30, 2000.

Norsun's second transaction was the acquisition of a dormant dairy facility in Wyoming, which is in the process of being converted into a soy processing facility to serve the Western U.S. market.

During the first six months soymilk sales continue to climb rapidly as soymilk was introduced throughout many National food chains in the U.S. Concerns over genetically modified foods also stimulated SunRich sales of organic products.

Major Developments at BEI in 2000

The first six months of 2000 was a particularly busy time due to the acquisition of PECAL and the integration of its operations into BEI. Significant overhead savings will be realized as a result of the acquisition and PECAL sales for March were at record levels. Computer systems, accounting systems and sales forces have now been fully integrated.

Also during the first six months of 2000 Barnes Environmental (BEI) completed an agreement with a major supplier to permit the sale of Ebony Grit (Copper Slag) into the U.S. and initial results have been most encouraging.

Major Developments in Company's proprietary Steam Explosion technology in 2000

In the first six months of 2000, the Company continued to focus Steam Explosion Technology on marketing pulping systems to China through Pacitec Inc.

Under the terms of an agreement signed in August, 1999, Pacitec acquired exclusive rights to market StakeTech's proprietary pulping systems for non-wood applications in China for a license fee of U.S. $4.0 million payable over twelve years. Maintenance of these rights is conditional on achieving the sale of a minimum of 40 StakeTech Systems valued at approximately U.S. $160 million over the twelve-year period. StakeTech retains all rights to the design and manufacture of StakeTech's proprietary steam explosion pulping systems.

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

In February, 2000, meetings were held between the Company and NCPIC in Hong Kong and a detailed proposal for the supply of the first StakeTech Pulping Systems was requested. This proposal was forwarded to Pacitec in March 2000. In May 2000, Pacitec informed the Company that one of its partners had completed the acquisition of a majority interest in the first mill and the project approval process is now underway with the China authorities.

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

Results of Operations

Revenues in the first six months of 2000 increased by 309% to $45,441,000 from $11,109,000 in the first six months of 1999 and the Company's earnings for the first six months of 2000 were up 123% to $1,518,000 or $0.07 per common share compared to $680,000 or $0.05 per share for the first six months ended June 30, 1999.

Sales for the second six months of 2000 were up 392% to $29,432,000 compared to $5,987,000 in the second six months of 1999. Earnings for the second six months were up 83% to $1,110,00 or $0.05 per share compared to $605,000 or $0.04 per share in 1999.

Revenues of $45,441,000 in the first six months of 2000 were from SunRich operations of $31,198,000; BEI/ PECAL's sales were $14,205,000 (1999 -
$11,064,000) and steam explosion and corporate sales in the first six months of 2000 were $38,000 (1999 - $45,000). Substantially all revenues in the first six months of 1999 were derived from the BEI division.

In the first six months of 2000, BEI/ PECAL sales consisted of sales of abrasives, foundry sands and other products were $12,463,000 (1999 - $9,147,000), recycling revenues were $870,000 (1999 - $1,066,000) and other sales were $872,000 (1999 - $851,000). SunRich's sales in the first six months were from soy and soybean product sales of $15,190,000 or 49% of sales; identity preserved specialty product sales were $6,452,000 or 21% of sales; other grain sales were $5,101,000 or 16% of sales; other sales were $3,998,000, and SunRich's 50% share of Nordic's sales since April 18, 2000 were $457,000.

Cost of sales increased to $39,002,000 for the first six months of 2000 compared to $8,515,000 for the six months ended June 30, 1999 due primarily to the acquisition of SunRich. Cost of sales in the first six months of 2000 attributable to the BEI/PECAL segment were $11,848,000 (1999 - $8,483,000), and on SunRich, cost of sales were $26,653,000 and their share of Nordic's cost of sales was $453,000. Steam Explosion division costs of sales were $48,000 (1999 - $32,000), which primarily relates to standard amortization charges.

The Company's consolidated gross margin was 14.2% in the first six months of 2000 compared to 23.4% in the first six months of 1999. BEI/PECAL's margin decreased to 16.6% in the first six months of 2000 from 23.3% in 1999, due to the temporary loss of a high margin product line customer and tight price competition in some of BEI's principal product lines. Sunrich's margin was 14.6% for the first six months of 2000. Nordic's operating margin was 1%, due to the low level of production in the plant during the initial management control period. With the renegotiation of production levels and full acquisition of this business by the end of August 2000, Stake expects Nordic to begin profitable production in September, 2000. Steam explosion/ corporate margins were negative due to standard amortization charges.

Research and development costs were $249,000 in the first six months of 2000 compared to $160,000 for the six months ended June 30, 2000. The increase is due primarily to applied research done at SunRich during the six months.

Administration, market development and demonstration expenditures increased in the first six months of 2000 to $4,399,000 compared to $1,533,000 for the six months ended June 30, 1999. In the first six months of 2000 SunRich's administration costs were $2,630,000, and their share of Nordic's administrative costs were $124,000; BEI/PECAL's operations accounted for $942,000 of the administration costs (1999 - $878,000) and steam explosion marketing and demonstration and corporate administration expenses were $703,000 (1999 - $655,000). The principal reason for the increase in these expenses in 2000 compared to the first six months of 1999 results from the inclusion of Sunrich's administration costs for six months, four months of PECAL's administrative expenses, 50% of 2.5 months of Nordic's administrative costs. The increased corporate costs are related to the redesign of the Company's web site and the retention of an investor relations firm starting at the beginning of 2000.

Amortization of patents, trademarks, licences and goodwill increased to $167,000 in the first six months of 2000, compared to $78,000 in the first six months of 1999 due to the amortization of the goodwill arising on the acquisition of SunRich, Inc. and PECAL, offset by some of the assets in this category being fully amortized by the end of the 1999.

The gain on sale of property, plant and equipment of $43,000 in the first six months of 2000 (1999 - nil) is principally due to the gain of $84,000 on the sale of non-essential land at a location separate from the Company's principal operations being offset by the ($41,000) loss on sales of redundant manufacturing assets.

Interest on long-term debt increased to $231,000 in the first six months of 2000 from $51,000 in the first six months of 1999, is due principally to the acquisition of SunRich and its debt obligations and the new debt assumed by the Company to purchase PECAL.

Interest and other income increased to $79,000 in the first six months of 2000 from $24,000 in the first six months of 1999 due to miscellaneous income earned in the year and interest earned on cash balances during the first six months of 2000.

The share of losses of equity accounted investees of ($24,000) in the first six months of 2000 (1999 - ($14,000)) and dilution gain of $140,000 (1999 - nil) is related to the Company's 35% equity investment in Easton Minerals Ltd. (Easton) is a mining exploration company listed on the Canadian Venture Exchange (EM-CDNX). Easton is currently undergoing a change of business, subject to regulatory and shareholder approval, to acquire an Internet company that owns the web site: theultimatedream.com.

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

The Company's investment in Easton is carried at a book value of $302,000, with accumulated advances of $105,000. The market value of StakeTech's shares in Easton at August 10, 2000 was $786,000. On June 15, 1998, the Company's Board decided to sell its holdings in Easton as its business is not related to the Company's primary businesses, and has filed appropriate notification of this intent with Easton's regulators.

The foreign exchange gain of $30,000 in the first six months of 2000 (1999 - loss of ($66,000)) is attributable to changes in the exchange value of the U.S. $ on the Company's net foreign transactions and balances.

The dividend on preference shares of a subsidiary company for the first six months of 2000 was $14,000 (1999 - $14,000) and the imputed interest of preference shares of a subsidiary company for the first six months of 2000 was $15,000 (1999 - $16,000). Both of these expenses are related to the preference shares issued for the acquisition of BEI.

Liquidity and Capital Resources at June 30, 2000

Cash and short-term deposits decreased to $nil at June 30, 2000 from $2,464,000 at December 31, 1999. The decrease is principally due to the use of cash to finance the purchase of PECAL as well as SunRich's need for cash in the first six months due to the seasonal nature of its business.

The $400,000 of cash held as a security deposit at December 31, 1999 was released into non-restricted cash upon the renegotiation of the Canadian banking agreement during the year.

Trade accounts receivable increased to $14,192,000 at June 30, 2000 from $7,300,000 at December 31, 1999 due largely to the acquisition of PECAL and the seasonal nature of SunRich's business. Trade receivables at June 30, 2000 related to the BEI/PECAL operations were $6,517,000 (December 31, 1999 - $3,375,000); SunRich operations receivables were $7,471,000 at June 30, 2000 (December 31, 1999 - $3,747,000) and general corporate activities and steam explosion $204,000 (1999 - $178,000).

Inventories decreased to $7,151,000 at June 30, 2000 from $8,589,000 at December 31, 1999, due principally to the seasonal nature of SunRich's inventory balances, offset by the addition of the PECAL inventory balances. The Steam Explosion division is not required to carry inventory.

Future income tax assets of $1,173,000 at June 30, 2000 ($1,020,000 - December 31, 1999) consists of $875,000 of Canadian tax losses and scientific research expenditures recorded by the Canadian entity and $298,000 relating to the

Sunrich tax losses and accounting reserves. The Company believes that it is more likely than not that the tax benefit of the recorded assets will be realized.

The Company has formal capital commitments of approximately $350,000 at of June 30, 2000, relating to normal equipment replacement at BEI/PECAL, SunRich, and in the Steam Explosion/corporate division.

Investments increased to $737,000 at June 30, 2000 from $281,000 at December 31, 1999 principally due to the Norsun's investment in the Wyoming plant of U.S. $180,000 advanced by SunRich that will reallocated to fixed assets once the plant is completed and the dilution gain of $140,000 (1999 - nil) offset by the equity loss on Easton of ($24,000) (1999 - ($14,000)).

Goodwill increased to $5,489,000 at June 30, 2000 from $3,922,000 at December 31, 1999 due to the goodwill recorded on the acquisition of PECAL offset by amortization of this goodwill and goodwill recorded on the SunRich acquisition in 1999 and the BEI acquisition in 1995.

Patents, trademarks, licences and other assets decreased to $365,000 at June 30, 2000 from $446,000 at December 31, 1999, due to the amortization of these assets, the write off of a non-successful licencing transaction offset by the deferment of $47,000 of debt issuance costs that will be amortized over the 5-year term of the loan.

Bank indebtedness increased to $2,470,000 at June 30, 2000 from nil at December 31, 1999, due to short-term bank indebtedness being used to finance the acquisition of PECAL and to finance SunRich in the first six months due to the nature of their business. Included in this balance is $1,748,000 drawn on the Canadian line of credit, plus U.S. $715,000 which is drawn on SunRich's cash lines of credit, less offsetable cash balances of $336,000 on the balance sheets of corporate office and Nordic.

The payment of nearly half of the purchase price of PECAL and related costs of the acquisition from the current line of credit was done in order that the Company is able to repay this debt at any time from the operating efficiencies that will flow from the combination of BEI and PECAL operations and the closure of the business office of PECAL. The ability to finance the acquisition this way is due to the expansion of the Company's Canadian line of credit to $5,000,000 from $3,000,000.

Accounts payable and accrued liabilities decreased to $9,831,000 at June 30, 2000 from $10,179,000 at December 31, 1999. This decrease is due in part, to the nature of SunRich's business, which is reflected by the Sunrich payables being $5,065,000 at June 30, 2000 compared to $7,705,000 at December 31, 2000. This decrease is offset by the inclusion of the PECAL payable balances. (At acquisition - $2,012,000). The remaining increase in the accounts payable balance principally relates to the accrual of severance and other costs related to the acquisition of PECAL. A accrued recycling reserve of $388,000 (December 31, 1999 - $384,000) is included in accounts payable at June 30, 2000 relates to BEI's business and represents the future costs to process and dispose of the reclaimed materials that BEI has accepted for recycling, and were on site at June 30, 2000.

The notes payable of $1,330,000 at June 30, 2000 (December 31, 1999 - $208,000)
bear interest between 7.5% and 8.75% and are primarily used to finance agricultural chemical inventory at the beginning of the planting season for SunRich's business. In addition, included in this balance is $257,000 (December 31, 1999 - $218,000) which is a demand note related to Sunrich's hedging activities. This loan may be drawn up to U.S. $200,000 with interest at prime.

Customer deposits of $778,000 at June 30, 2000 ($1,618,000 - December 31, 1999)
are related to cash deposits made by SunRich customers in 1999 and early year 2000 for year 2000 purchases. No recognition of revenue or accrual of costs is booked on these transactions until the goods are shipped.

The short term portion of long-term debt and long-term debt is due to the new 5-year term loan for $2,600,000 obtained to partially finance the acquisition price of PECAL. The loan requires payments of a minimum of $100,000 each quarter starting in July 2000, which are to aggregate to $600,000 by April 30 of each year, the loan anniversary date. The financing methodology on this loan has been set up to allow for full repayment of the loan based on the maturity of the underlying debt instruments. The interest rate on the new loan is Canadian prime +1 1/4%, or banker's acceptances +

1.5%. Costs of $47,000 were incurred on in obtaining this loan and will be amortized over 5 years. This balance is included in patents, trademarks and other assets on the balance sheet. In addition to the term bank loan, the Company has bank lines of credit of $5,000,000 and US $3,500,000 available based on margining of trade accounts receivable and inventory.

At June 30, 2000 combined bank lines of credit outstanding is $2,470,000 compared to nil at December 31, 1999. This increase use of bank lines was principally incurred to pay the purchase price of PECAL, as well as supply cash to Sunrich's business in the six months, due to its seasonal nature.

Also, at June 30, 2000, amounts that are drawn on the Canadian line of credit, but not included in the above balance is $891,000 (December 31, 1999 - $1,116,000) for letters of credit for $750,000 to the Ontario Ministry of the Environment and Energy for the Certificate of Approval; $120,000 for two key suppliers and $21,000 for security on the lease of BEI's Louisiana operating base. In addition, SunRich has co-guaranteed a US $504,000 lease of a third party company, for certain production equipment needed to harvest and produce some of SunRich's products.

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

The increase in the future tax liability of $1,171,000 at June 30, 2000 ($579,000 - December 31, 1999) relates principally to PECAL and the difference between the tax and accounting base of its physical assets. The December 31, 1999 amount relates to SunRich. This balance represents differences between accounting and taxable income that will result in taxes being payable in a future period, primarily related to property, plant and equipment.

Cash flow from operations before working capital changes increased to $2,335,000 in the first six months of 2000 compared to $1,067,000 in the first six months of 1999, due principally to higher earnings.

Cash flow used for operations after working capital changes was ($2,824,000) for the first six months of 2000 compared to cash provided of $572,000 in the first six months of 1999. This large use of cash in the first six months of 2000 compared to 1999 is due to the seasonality of the company's businesses which sees large cash outflows in the first six months to finance and pay for inventories, which are then sold resulting in these sales building the accounts receivable balances to higher than normal levels at June 30, 2000.

Cash used in investment activities increased to ($4,574,000) in the first six months of 2000 compared to cash used of $657,000 in the first six months of 1999 is due principally to the acquisition of PECAL.

Cash provided for financing activities was $2,344,000 the first six months of 2000 compared to cash provided of $181,000 in the first six months of 1999. The increase in cash provided by financing is principally due to the new term loan debt acquired in the first six months of 2000 that enabled the Company to finance the acquisition of PECAL.

PART II - OTHER INFORMATION.

Item 6.

8K filed March 12, 2000 relating to the acquisition of PECAL.

PART I - FINANCIAL INFORMATION

Item 2.

                        Consolidated Financial Statements

                              Stake Technology Ltd.

                  For the First Six Months Ended June 30, 2000

Stake Technology Ltd.

Consolidated Balance Sheets as at June 30, 2000 and December 31, 1999 (Expressed in Canadian Dollars)

===========================================================================================
                                                                June 30,       December 31,
                                                                  2000             1999
===========================================================================================
Assets (note 5)
Current assets
Cash and cash equivalents                                     $         --    $  2,464,000
Cash held as security deposit                                           --         400,000
Accounts receivable - trade                                     14,192,000       7,300,000
Inventories                                                      7,151,000       8,589,000
Miscellaneous receivables and other assets                         639,000         246,000
Future income taxes                                              1,173,000       1,020,000
                                                              ----------------------------
                                                                23,155,000      20,019,000
Property, Plant and Equipment - at cost
  Less accumulated amortization of $7,674,000
  (December 31, 1999 - $6,976,000)                              12,682,000      10,766,000

Investments - at cost
  Quoted market value - $1,022,000
  (December 31, 1999 - $550,000)                                   737,000         281,000

Goodwill at cost - less accumulated
  amortization of $669,000
  (December 31, 1999 - $516,000)                                 5,489,000       3,922,000

Patents, trademarks and licences and other assets - at cost
  Less accumulated amortization of $939,000
  (December 31, 1999 - $925,000)                                   365,000         446,000
                                                              ----------------------------
                                                              $ 42,428,000    $ 35,434,000
                                                              ============================
Liabilities
Current liabilities

Bank indebtedness (note 5)                                    $  2,470,000    $         --
Accounts payable and accrued liabilities                         9,831,000      10,179,000
Note payable (note 5)                                            1,330,000         208,000
Customer deposits                                                  778,000       1,618,000
Current portion of long-term debt (note 5)                       1,433,000         950,000
Current portion of preference shares                               140,000         240,000
                                                              ----------------------------
                                                                15,982,000      13,195,000

Long-term debt and bank facilities (note 5)                      4,586,000       2,955,000
Future income taxes                                              1,171,000         579,000
Preference shares of subsidiary company                            587,000         607,000
                                                              ----------------------------
                                                                22,326,000      17,336,000
                                                              ----------------------------

Shareholders' Equity
Capital stock (note 6)                                          11,529,000      11,163,000
Contributed surplus                                              4,635,000       4,635,000
Retained earnings (note 5)                                       4,013,000       2,495,000
Current translation adjustment                                     (75,000)       (195,000)
                                                              ----------------------------
                                                                20,102,000      18,098,000
                                                              ----------------------------

                                                              $ 42,428,000    $ 35,434,000
                                                              ============================

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.

Consolidated Statements of Retained Earnings

For the Period Ended June 30, 2000 and the Year Ended December 31, 1999 (Expressed in Canadian Dollars)

=====================================================================================
                                             Three months ended         Year ended
                                                June 30, 2000       December 31, 1999
-------------------------------------------------------------------------------------
Retained Earnings - Beginning of the Year       $  2,495,000            $    971,000

Net Earnings for the Period                        1,518,000               1,524,000
                                                ------------------------------------

Retained Earnings - End of Period               $  4,013,000            $  2,495,000
                                                ====================================

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.

Consolidated Statements of Operations

For the First Six Months Ended June 30, 2000 and 1999
(Expressed in Canadian Dollars)

==========================================================================================
                                                                June 30,        June 30,
                                                                  2000            1999
==========================================================================================
Revenues                                                      $ 45,441,000    $ 11,109,000
                                                              ----------------------------
Cost of goods sold                                              39,002,000       8,515,000
                                                              ----------------------------
Gross profit                                                     6,439,000       2,594,000
                                                              ----------------------------

Expenses

Research and development                                           249,000         160,000
Administration, market development
  And demonstration                                              4,399,000       1,533,000
Amortization of patents, trademarks, licences and goodwill         167,000          78,000
Gain on sale of property, plant and equipment                      (43,000)             --
                                                              ----------------------------
                                                                 4,772,000       1,771,000
                                                              ----------------------------
Earnings from operations                                         1,667,000         823,000

Interest on long-term debt                                        (231,000)        (51,000)
Other interest                                                     (28,000)         (6,000)
Interest and other income                                           79,000          24,000
Foreign exchange gain (loss)                                        30,000         (66,000)
Gain on dilution of investment interests
  in equity accounted investee                                     140,000              --
Share of loss of equity accounted investees                        (24,000)        (14,000)
Dividend on preference shares of subsidiary company                (14,000)        (14,000)
Imputed interest on preference shares of subsidiary company        (15,000)        (16,000)
                                                              ----------------------------

Earnings before taxes                                         $  1,604,000    $    680,000
                                                              ----------------------------

Recovery of income taxes - future income taxes                     240,000              --
Provision for income taxes                                        (326,000)             --

                                                              ----------------------------
Net Earnings for the Period                                   $  1,518,000    $    680,000
                                                              ============================

Net Earnings per Share for the Period                         $       0.07    $       0.05
                                                              ============================

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.

Consolidated Statements of Operations

For the Second Quarter (April 1 - June 30, 2000 and 1999)
(Expressed in Canadian Dollars)

==========================================================================================
                                                                June 30,        June 30,
                                                                  2000            1999
==========================================================================================
Revenues                                                      $ 29,432,000    $  5,987,000
                                                              ----------------------------
Cost of goods sold                                              25,564,000       4,323,000
                                                              ----------------------------
Gross profit                                                     3,868,000       1,664,000
                                                              ----------------------------

Expenses

Research and development                                           122,000          88,000
Administration, market development
   And demonstration                                             2,363,000         914,000
Amortization of patents, trademarks, licences and goodwill          99,000          30,000
Loss on sale of property, plant and equipment                       41,000              --
                                                              ----------------------------
                                                                 2,625,000       1,032,000
                                                              ----------------------------
Earnings from operations                                         1,243,000         632,000

Interest on long-term debt                                         (88,000)        (23,000)
Other interest                                                     (12,000)             --
Interest and other income                                               --          24,000
Foreign exchange gain (loss)                                        20,000          (6,000)
Gain on dilution of investment interests
   in equity accounted investee                                         --              --
Share of loss of equity accounted investees                        (12,000)         (7,000)
Dividend on preference shares of subsidiary company                 (7,000)         (7,000)
Imputed interest on preference shares of subsidiary company         (7,000)         (8,000)
                                                              ----------------------------
Earnings before taxes                                         $  1,137,000    $    605,000
                                                              ----------------------------

Recovery of income taxes - future income taxes                     200,000              --
Provision for income taxes                                        (227,000)             --
                                                              ----------------------------
Net Earnings for the Period                                   $  1,110,000    $    605,000
                                                              ============================

Net Earnings per Share for the Period                         $       0.05    $       0.04
                                                              ============================

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.

Consolidated Statements of Cash Flow

For the Six Months ended June 30, 2000 and 1999
(Expressed in Canadian Dollars)

=====================================================================================
                                                             June 30,       June 30,
                                                               2000           1999
=====================================================================================
Cash provided by (used in)

Operating activities
Net earnings for the period                                $ 1,518,000    $   680,000
Items not affecting cash
     Amortization                                              865,000        373,000
     Share of losses of investee                                24,000         14,000
     Gain on sale of property, plant and equipment             (43,000)            --
     Gain on dilution of interest in investee                 (140,000)            --
     Imputed interest on preference shares                      16,000             --
     Future income taxes                                        95,000             --
                                                           --------------------------
                                                             2,335,000      1,067,000
Change in non-cash working capital balances
     Accounts receivable - trade                            (4,292,000)      (870,000)
     Inventories                                             2,351,000        537,000
     Miscellaneous receivables and other assets               (253,000)        51,000
     Accounts payable and accrued liabilities               (2,683,000)      (213,000)
     Note payable                                           (1,122,000)            --
         Customer deposits                                     840,000             --
                                                           --------------------------
                                                            (2,824,000)       572,000
                                                           --------------------------

Investments
Acquisition of company - net of cash acquired               (4,508,000)            --
Disposal of other assets                                        67,000         (5,000)
Cash held as security deposit                                  400,000             --
Acquisition of property, plant and equipment                  (332,000)      (360,000)
Proceeds on sale of property, plant and equipment              139,000             --
Increase in investments and advances                          (340,000)      (292,000)
                                                           --------------------------
                                                            (4,574,000)      (657,000)
                                                           --------------------------
Financing
Purchase of preference shares in subsidiary company           (100,000)      (100,000)
Redemptions of preference shares in subsidiary company         (36,000)       (19,000)
Repayment of long-term debt                                   (521,000)      (300,000)
Issuance of long-term debt                                   2,635,000             --
Issuance of common shares                                      366,000        238,000
                                                           --------------------------
                                                             2,344,000       (181,000)
                                                           --------------------------

Foreign exchange loss on cash held in a foreign currency       120,000             --
                                                           --------------------------

(Decrease) increase in cash during the period               (4,934,000)      (266,000)

Cash and cash equivalents - Beginning of period              2,464,000        181,000
                                                           --------------------------

(Bank indebtedness) - End of period                        $(2,470,000)   $   (85,000)
                                                           ==========================

           Cash and cash equivalents consist of unrestricted cash and short-term deposits maturing in less than 90 days.

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Six Months ended June 30, 2000
(Expressed in Canadian Dollars)

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

3.    Description of business and significant accounting policies

      Stake Technology Ltd. (the Company) was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. Through its wholly owned U.S. subsidiary Sunrich, Inc. (SunRich), which was acquired on August 2, 1999, the Company sells agricultural products. Its division, Barnes Environmental International (BEI), and its subsidiary, George F. Pettinos (Canada) Limited (PECAL) acquired February 29, 2000 sell abrasives and industrial materials and recycles inorganic materials. The Company also operates a division developing and commercializing a proprietary Steam Explosion technology for processing of biomass into higher value products. The Company's assets, operations and employees at June 30, 2000 are located in Canada and the U.S.

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

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Six Months ended June 30, 2000
(Expressed in Canadian Dollars)

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

      Investments and marketable securities

      Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings. Other long-term investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value, which is other than temporary.

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

      Revenue recognition

      i)    SunRich

            Grain sales are recorded at the time of shipment. Other SunRich revenue and revenue of its 50% joint venture; Nordic are recognized upon the sale and shipment of a product or the providing of a service to a customer.

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

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Six Months ended June 30, 2000
(Expressed in Canadian Dollars)

================================================================================

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

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Six Months ended June 30, 2000
(Expressed in Canadian Dollars)

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

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Six Months ended June 30, 2000
(Expressed in Canadian Dollars)

================================================================================

      In addition, a new $2,600,000 term loan was provided to pay the remaining portion of the PECAL acquisition price. The new term loan is payable in minimum $100,000 quarterly instalments, which are to total Long-term debt and banking facilities (continued)

      at least $600,000 per annum to each April 30, the anniversary date of the loan. The interest rate of the term loan is Canadian prime +1.25%. In addition, there is $891,000 secured against the Canadian line of credit for under various security arrangements, the largest being the $750,000 financial assurance provided to the Ontario Ministry of Environment for BEI's business.

      Sunrich has $1,058,000 outstanding on its U.S. line of credit at June 30, 2000, and has co-guaranteed U.S. $584,000 for a third party company that harvests and processes some of its production.

      The notes payable of $1,330,000 at June 30, 2000 (December 31, 1999 - $208,000) bear interest between 7.5% and 8.75% and are primarily used to finance agricultural chemical inventory at the beginning of the planting season for SunRich's business. In addition, included in this balance is $257,000 (December 31, 1999 - $218,000) which is a demand note related to Sunrich's hedging activities. This loan may be drawn up to U.S. $200,000 with interest at prime.

6.    Capital Stock

                                                  June 30,          December 31,
                                             2000         1999          1999
                                             ----         ----          ----
(a)   Issued and fully paid -
      20,937,388 common shares
      (June 30, 1999 - 15,082,543
      December 31, 1999 - 20,653,788)    $ 11,529,000   4,705,000   $ 11,163,000
                                         ============   =========   ============

(b) During 1997, the shareholders of the Company agreed to amend the Company's by-laws. These changes included reducing the stated capital account of the Company in respect of its common shares in the amount of $25,026,000 and applying this amount against the deficit.

(c) To June 30, 2000, 283,600 options have been exercised for gross proceeds of $366,000. There was a further 8,000 options exercised between July 1, 2000 and August 10, 2000.

(d) At June 30, 2000, there were options vested to Employees and Directors to acquire 1,239,550 common shares at exercise prices of U.S. $0.75 to U.S.$1.4062. In addition, at June 30, 2000 options to acquire an additional 402,400 common shares at exercise prices of U.S. $1.063 -U.S.$1.4062 have been granted but have not yet vested.

7.    United States Accounting Principles Differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (U.S. GAAP) during the periods presented except with respect to the following:

      Under U.S. GAAP, the gain on dilution in the amount of $140,000 in the first six months of 2000 (December 31, 1999 - nil) resulting from the dilution of the Company's ownership of the common share equity of Easton would have been excluded from income and included as a separate component of shareholders' equity as Easton

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Six Months ended June 30, 2000
(Expressed in Canadian Dollars)

================================================================================

      is a development stage company. Also, under U.S. GAAP, certain development and start-up costs of nil in the first six months of 2000 (December 31, 1999 - $75,000) deferred in these financial statements would be expensed.

      Also under U.S. GAAP, the allowance for doubtful accounts at June 30, 2000 of $760,000 (December 31, 1999 - $665,000) needs to be disclosed, as does the amounts due from related parties at June 30, 2000 of $167,000 (December 31, 1999 - $44,000). Also included in accounts payable and accrued liabilities is an accrual for recycling costs of $388,000 at June 30, 2000 (December 31, 1999 - $384,000).

      Accordingly, the following would have been reported under U.S. GAAP:

                                                          June 30,       June 30,         December       December
                                                            2000           1999           31, 1999       31, 1998
                                                       ------------------------------------------------------------
Net earnings for the year - as reported                $  1,518,000         680,000    $  1,524,000    $    822,000
Dilution gain (taxes - nil)                                (140,000)             --              --         (26,000)
Development and start-up costs expensed                          --              --         (75,000)        (35,000)
                                                       ------------------------------------------------------------

Net earnings for the year - U.S. GAAP                  $  1,378,000    $    680,000    $  1,449,000    $    761,000
                                                       ============================================================

Net earnings per share - U.S. GAAP                     $       0.07    $       0.05    $       0.08    $       0.05
                                                       ============================================================

Weighted average number of common shares outstanding     20,817,000      14,903,000      17,384,644      14,702,000
                                                       ============================================================

Shareholders' equity - as reported                       20,102,000    $ 10,991,000    $ 18,098,000    $ 10,073,000
Cumulative development and start-up costs expensed         (164,000)       (164,000)       (239,000)       (164,000)
                                                       -------------------------------------------------------------

Shareholders' equity - U.S. GAAP                       $ 19,938,000    $ 10,827,000    $ 17,859,000    $  9,909,000
                                                       ============================================================

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

                                                   June 30,       June 30,      December      December
                                                     2000           1999        31, 1999      31, 1998
                                                 -------------------------------------------------------
Net earnings for the year - U.S. GAAP            $ 1,378,000    $   680,000   $ 1,449,000    $   761,000
Dilution gain (taxes - nil)                          140,000             --            --         26,000
Currency translation adjustment (taxes - nil)        (75,000)            --      (195,000)            --
                                                 -------------------------------------------------------

Comprehensive income                             $ 1,443,000    $   680,000   $ 1,254,000    $   787,000
                                                 =======================================================

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Six Months ended June 30, 2000
(Expressed in Canadian Dollars)

================================================================================

8.    Comparative Balances

      Certain comparative account balances have been reclassified to achieve comparability to current period balances.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       STAKE TECHNOLOGY LTD.


Date August 10, 2000                   /s/ Leslie N. Markow
    ------------------------------     -----------------------------------------
                                       Stake Technology Ltd.
                                       by Leslie N. Markow
                                       Vice President - Finance
                                       & Chief Financial Officer