Form 10QSB
period 2000-09-30
STAKE TECHNOLOGY LTD
filed 2000-11-13
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2000
                           Commission File No. 0-9989

          (X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No.


At November 8, 2000 registrant had 28,184,847 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was US $32,551,000. The Company's common shares are traded on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market under the symbol STKL.

Transitional Small Business Disclosure Format
                                    Yes No. X

There are 24 pages in the September 30, 2000 10-QSB and the index follows the cover page.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   1              September 30, 2000 10-QSB

STAKE TECHNOLOGY LTD.

                                   FORM 10-QSB
                               September 30, 2000

PART I - FINANCIAL INFORMATION

Item 1.  Management's Discussion and Analysis or Plan of Operations

Item 2.  Consolidated Financial Statements

            Consolidated Balance Sheets as at September 30, 2000, and December 31, 1999.

            Consolidated Statements of Retained Earnings for the Period Ended September 30, 2000, and the Year ended December 31, 1999.

            Consolidated Statements of Operations for the Nine Months Ended September 30, 2000 and 1999.

            Consolidated Statements of Operations for the Third Quarter - July 1 to September 30, 2000 and 1999.

            Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 2000 and 1999.

            Condensed Notes to Consolidated Financial Statements.

PART II - OTHER INFORMATION

            All financial information is expressed in Canadian Dollars The closing rate of exchange on November 8, 2000 was CDN. $1 = U.S. $0.657


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   2              September 30, 2000 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.

          Management's Discussion and Analysis of Financial Condition,
                  Results of Operations and Plan of Operations

Acquisitions

Northern Dairy & Food, Inc.

On September 15, 2000, the Company acquired 100% of the common shares of Northern Food & Dairy, Inc. (Northern) by the issuance of 7,000,000 common shares, 500,000 common share warrants exercisable for US $1.50 for 5 years, a $375,000 cash investment in working capital and approximately $40,0000 in acquisition costs. The issuance of these shares represented approximately 24.5% of the outstanding common shares of the Company after the transaction.

Northern is a US based manufacturer and supplier of soymilk, other food products and ingredients that are produced in three production facilities in Northern Minnesota. Northern is the largest manufacturer of soy milk in the US with approximately 60% of the US soy milk market. Northern also specializes in dry soy sauce, tofu and other speciality food ingredients such as dietary fibres, natural food preservative, grain fractions, dried honey coatings, dried molasses, cheese flavours, starter media, margarine enhancement and dried meat flavours.

Recently, Northern started operation of a new plant producing a natural food preservative under a long-term contact for a major European food company.

As the acquisition of Northern closed September 15, 2000, the net assets of Northern are included in the September 30, 2000 balance sheet, therefore the results of operations are only included for the 14 - day period of September 16
- 30, 2000.

Nordic Aseptic, Inc.

In the second quarter of 2000, Northern and SunRich, Stake's existing food technology company created at joint venture to purchase an aseptic packaging plant located in Northern Minnesota to be known as Nordic Aseptic, Inc. (Nordic). This plant packages aseptic soymilk for Northern and SunRich's largest soymilk customer. The joint venture assumed management control of the plant in April 2000, and on August 17, 2000, Nordic acquired the assets of Hoffman Aseptic Inc. by the assumption of certain debts.

Under the terms of the agreement, the joint venture partners were responsible for the operations of the plant from April 19, 2000 and therefore the results of Nordic are accounted for based on SunRich's 50% interest from April 19, 2000 to September 15, 2000. As Northern was acquired on September 15, 2000, 100% of Nordic's results are included for the period of September 16 - 30, 2000. The net assets of Nordic are included in the September 30, 2000 balance sheet.

Star Valley

The joint venture's second transaction was the acquisition of a dormant dairy facility in Wyoming, which is in the process of being converted into a soy processing facility to serve the Western US market. With the acquisition of Northern on September 15, 2000, the Company owns 100% of this facility. This facility is under construction and operations are expected to commence by the end of the year.

PECAL

On February 29, 2000 Stake acquired 100% of the shares of George F. Pettinos (Canada) Limited, also known under the trade name PECAL, from US Silica Company for $4,700,000 in cash and acquisition costs of


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   3              September 30, 2000 10-QSB
approximately $300,000. The acquisition of PECAL complements the business of the Company's division, Barnes Environmental International (BEI).

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

The PECAL plant is located in Hamilton, Ontario and will continue to manufacture and produce coated sand, foundry mixes and provide wholesaler and distributor service. The PECAL administration office located at a separate rented site was closed in May, 2000 and certain employees were relocated to the BEI Waterdown Office.

The acquisition cost was financed by the assumption of a new five-year term loan of $2,600,000, and the expansion of the Canadian line of credit from $3,000,000 to $5,000,000.

As the acquisition of PECAL closed on February 29, 2000, the net assets of PECAL are included in the September 30, 2000 balance sheet and the operations of PECAL are included for seven months from March 1, 2000 to September 30, 2000.

Major Developments in the Food Technology Group in 2000

In the nine months of 2000, soymilk sales continue to climb rapidly as soymilk was introduced throughout many national food chains in the US. Concerns over genetically modified foods also stimulated SunRich sales of organic products and the acquisitions of Northern and Nordic and the start up of Star Valley by the end of the year, allows the food technology group to market a fully integrated program from seed to aseptic package.

Major Developments at BEI/PECAL in 2000

The nine months of 2000 have been a particularly busy time due to the acquisition of PECAL and the integration of its operations into BEI. Significant overhead savings will be realized as a result of the acquisition. Computer systems, accounting systems and sales forces have now been fully integrated.

Also during the first nine months of 2000, BEI completed an agreement with a major supplier to permit the sale of Ebony Grit (Copper Slag) into the US and initial results have been most encouraging.

Major Developments in Steam Explosion Technology in 2000

In the first nine months of 2000, this division continued to focus Steam Explosion Technology on marketing pulping systems to China through Pacitec Inc. In August, 1999, Pacitec acquired exclusive rights to market StakeTech's proprietary pulping systems for non-wood applications in China for a license fee of U.S. $4.0 million payable over twelve years. Maintenance of these rights is conditional on payment of these fees and achieving the sale of a minimum of 40 StakeTech Systems valued at approximately U.S. $160 million over the twelve-year period. StakeTech retains all rights to the design and manufacture of StakeTech's proprietary steam explosion pulping systems.

In May 2000, Pacitec informed the Company that one of its partners had completed the acquisition of a majority interest in a pulp and paper mill and has initiated the project approval process for conversion of the mill to StakeTech's pulping process. Marketing licence fees due from Pacitec in the third quarter were received and are included in third quarter revenues.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   4              September 30, 2000 10-QSB

The Nine Months of 2000 Operations Compared with the Nine Months of 1999 Operations

Acquisitions

On February 29, 2000, the Company acquired 100% of the common shares of George
F. Pettinos (Canada) Limited, also know as PECAL from US Silica Company for $4,700,000 cash and acquisition costs of approximately $300,000. The acquisition of PECAL will complement the business of the Company's division, BEI.

On April 18, 2000, through its wholly owned subsidiary SunRich, Inc., the Company acquired a 50% operating interest in Nordic Aseptic Inc. (Nordic), a soymilk packaging company.

On September 15, 2000, the Company acquired 100% of the common shares of Northern Food & Dairy, Inc. (Northern) by the issuance of 7,000,000 common shares, 500,000 common share warrants exercisable for US. $1.50 for 5 years, a $375,000 cash investment in working capital and approximately $400,000 in acquisition costs.

With the acquisition of Northern who was the other partner in Nordic, the Company now owns 100% of Nordic through Northern and SunRich as of September 15, 2000, as the business assets of business now known as Nordic were acquired August 17, 2000.

The acquisition of Northern and Nordic, along with SunRich, Inc. acquired in August, 1999 vertically integrates the U.S. based food technology group from seed to packaged soymilk.

The acquisition of these companies has been accounted for using the purchase method, and accordingly, the consolidated financial statements include the results of operations of the acquired business from the date of the acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on management's best estimate of fair values. Given the number of acquisitions in the year, the complexity of the acquired operations, as well as the short time that has elapsed since acquisition, the cost and the allocation of the acquisition is subject to change based on the final resolution of those estimates. However, management believes that the final resolution of the estimates will not have a material impact on the financial position or results of operations of the Company.

The excess of the estimated purchase price over the net assets acquired on PECAL is approximately $1,500,000, and will be amortized on a straight-line basis over twenty years.

The excess of the estimated purchase price over the net assets acquired on Northern is approximately $6,100,000, and will be amortized on a straight-line basis over twenty years.

There was no goodwill on the acquisition of Nordic, or creation of Star Valley.

Results of Operations

The Company's earnings for the nine months ended September 30, 2000 were up 261% to $3,271,000 or $0.15 per common share compared to $905,000 or $0.06 per share for the nine months ended September 30, 2000.

Earnings for the third quarter, July 1 - September 30, 2000 were $1,753,000 or $0.08 per share compared to $225,000 or $0.01 per share for the third quarter of 1999.

Revenues in the nine months ended September 30, 2000 increased by 153% to $70,448,000 compared to revenue of $27,805,000 in the nine months of 1999. The increase in revenues is due principally to a full year of revenue of SunRich, which was acquired August 2, 1999 and the acquisition of PECAL at the end of February, 2000.

Revenues of $70,448,000 for the nine months ended September 30, 2000 resulted from SunRich's operations of $45,345,000 (2 months 1999 - $11,056,000); BEI/ PECAL's operations of $23,276,000 (1999 - $16,503,000) and steam explosion and corporate sales of $780,000 (1999 - $246,000). Northern's sales for the period of September 16 - 30, 2000 were $1,047,000.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   5              September 30, 2000 10-QSB

Cost of sales increased to $59,647,000 for the nine months of 2000 compared to $23,700,000 for the nine months ended September 30, 1999 due primarily to the acquisition of SunRich in the summer of 1999 and the acquisition of PECAL in 2000. Cost of sales in the first nine months of 2000 attributable to the BEI/PECAL segment were $19,182,000 (1999 - $13,320,000); SunRich's cost of sales was $39,610,000 (two month period in 1999 - $10,272,000) and Northern's cost of sales for the period of September 16 - 30, 2000 was $783,000. Steam Explosion and corporate cost of sales were $72,000 (1999 - $108,000), which primarily relates to standard amortization charges.

The Company's consolidated gross margin was 15.3% for the nine months ended September 30, 2000 compared to 14.8% in the first nine months of 1999. BEI/PECAL's margin decreased to 17.6% in the nine months of 2000 from 19.3% in 1999, due to the temporary loss of a high margin product line customer and tight price competition in some of BEI/PECAL's principal product lines. Sunrich's margin was 12.6% for the nine months of 2000, compared to 7.1% for the two months of August and September, 1999 due to increased sales prices of speciality soybeans and certain operational efficiencies. Northern's margin for the period of September 16 - 30, 2000 was 25.2%. Nordic's net costs of operation of $222,000 have been deferred until the plant reaches the end of its start-up phase. With the full acquisition of this business in August 2000, the Company expects Nordic to achieve profitable production by the end of 2000.

Steam explosion/corporate margins increased due to the receipt of the annual license fee from Pacitec, as well as consulting revenue.

Research and development costs were $362,000 in the nine months ended September 30, 2000 compared to $242,000 for the nine months ended September 30, 1999. The costs in 1999 and 2000 primarily related to the steam explosion technology division. The increase in 2000 is due to applied research at SunRich.

Administration, market development and demonstration expenditures increased in the nine months ended September 30, 2000 to $6,898,000 compared to $2,582,000 for the nine months ended September 30, 1999. In the nine months of 2000, SunRich's administration costs were $3,749,000 (for the two month period of 1999
- $605,000); BEI/PECAL's administration costs were $1,572,000 of the administration costs (1999 - $1,176,000); steam explosion marketing and demonstration and corporate administrative expenses were $1,178,000 (1999 - $801,000); Northern's administrative costs for the period of September 14 - 30, 2000 were $107,000 and Nordic's administrative costs for the period of April 10
- September 30 were $292,000. The principal reason for the increase in these expenses in 2000 compared to 1999 results from the inclusion of Sunrich's administration costs for nine months, compared to two months in 1999 as well as seven months of PECAL's administrative expenses being included with BEI and new administrative expenses resulting from the acquisition of Northern and Nordic.

The increased corporate administration costs, offset by certain savings in the steam explosion division in 2000 compared to 1999 are due to the redesign of the Company's web site, the retention of an investor relations firm starting at the beginning of 2000, and higher shareholder and investor relation costs.

Amortization of patents, trademarks, licences and goodwill increased to $256,000 in the nine months ended September 30, 2000 compared to $118,000 in the nine months of 1999 due to the amortization of new goodwill arising on the acquisition of SunRich, PECAL and Northern, offset by some of the assets in this category being fully amortized by the end of the 1999.

The gain on sale of property, plant and equipment of $41,000 in the nine months ended September 30, 2000 (1999 - $15,000) is principally due to a gain of $84,000 on the sale of non-essential land at a location separate from the Company's principal operations being offset by a ($43,000) loss on sales of redundant manufacturing assets.

Interest on long-term debt increased to $416,000 in the nine months ended September 30, 2000 from $102,000 in the nine months of 1999, due principally to the acquisition of SunRich and its debt obligations in August, 1999, the new debt assumed by the Company to purchase PECAL, as well as interest on the debt in Nordic and Northern for the periods since acquiring these companies.

Interest and other income increased to $79,000 in the nine months ended September 30, 2000 from $43,000 in the first nine months of 1999 due to miscellaneous income earned in the year and interest earned on cash balances.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   6              September 30, 2000 10-QSB

The share of losses of equity accounted investees of ($36,000) in the nine months ended September 30, 2000 (1999 - ($21,000)) and dilution gain of $140,000 (1999 - nil) is related to the Company's equity investment in Easton Minerals Ltd. (Easton) which is a mining exploration company listed on the Canadian Venture Exchange (EM - CDNX). Easton is currently undergoing a change of business, subject to regulatory and shareholder approval, to acquire an Internet company that owns the web site: theultimatedream.com.

Dilution gains result from the increase in equity value of Easton due to issuance of capital above StakeTech's carrying cost of this investment. The market value of Easton is based on limited trading values and while it is unlikely that these values will be received upon the sale of this investment at this time, sale proceeds could add to the Company's net equity and management plans to use any cash proceeds to reduce debt and increase working capital. US readers should note that dilution gains are not recognized as income for US GAAP purposes and accordingly, the effects of this gain are reversed in Note 8 of the Company's financial statements.

The foreign exchange gain of $68,000 in the nine months ended September 30, 2000 (1999 - loss of ($72,000)) is attributable to changes in the exchange value of the US$ on the Company's net foreign transactions and balances.

Liquidity and Capital Resources at September 30, 2000

Cash and short-term deposits decreased to $657,000 at September 30, 2000 from $2,464,000 at December 31, 1999. The decrease is principally due to the use of cash to finance the purchase of PECAL as well as SunRich's need for cash in the first nine months of 2000 due to the seasonal nature of its business.

The $400,000 of cash held as a security deposit at December 31, 1999 was released into non-restricted cash upon the renegotiation of the Canadian banking agreement during the year.

Trade accounts receivable increased to $17,995,000 at September 30, 2000 from $7,300,000 at December 31, 1999 due largely to the acquisition of Northern, PECAL, Nordic and the seasonal nature of SunRich's business. Trade receivables at September 30, 2000 related to the BEI/PECAL operations were $7,198,000 (December 31, 1999 - $3,375,000); SunRich receivables were $6,032,000 at September 30, 2000 (December 31, 1999 - $3,747,000); Northern receivables were $4,207,000; Nordic receivables were $331,000 and general corporate activities and steam explosion receivables were $227,000 (1999 - $178,000).

The current note receivable of $1,127,000 at September 30, 2000 (nil - December 31, 1999) and the long-term note receivable of $4,479,000 (nil - December 31,
1999) are due from a large European customer of Northern and will be received in monthly instalments over 36 months, starting October, 2000. As this note is non-interest bearing, these amounts have been discounted at a rate of 9.5%.

Inventories increased to $13,337,000 at September 30, 2000 from $8,589,000 at December 31, 1999, due principally to the seasonal nature of SunRich's inventory balances, offset by the addition of the PECAL, Northern and Nordic's inventory balances. The Steam Explosion division is not required to carry inventory.

Current and long term future income tax assets total $1,690,000 at September 30, 2000 ($1,020,000 - December 31, 1999) and consists of $1,388,000 of Canadian tax losses and scientific research expenditures recorded by the Canadian entity and $302,000 relating to the SunRich tax losses and accounting reserves. The Company believes that it is more likely than not that the tax benefit of the recorded assets will be realized.

The Company has formal capital commitments of approximately $500,000 at of September 30, 2000, relating to normal equipment replacement and production improvements for BEI/PECAL and the food technology group. In addition, approximately US $1,000,000 is planned to be spent in the next quarter on construction and start -up of the Star Valley soy processing facility.

Investments increased to $391,000 at September 30, 2000 from $281,000 at December 31, 1999 principally due to the dilution gain of $140,000 (1999 - nil) offset by the equity loss on Easton of ($36,000) (1999 - ($21,000)).


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   7              September 30, 2000 10-QSB

Goodwill increased to $11,199,000 at September 30, 2000 from $3,922,000 at December 31, 1999 due to the goodwill recorded on the acquisition of PECAL and Northern offset by amortization of this new goodwill and goodwill recorded on the SunRich acquisition in 1999 and the BEI acquisition in 1995.

Patents, trademarks, licences and other assets increased to $615,000 at September 30, 2000 from $446,000 at December 31, 1999, primarily due to the deferment of $222,000 of start-up costs on Nordic offset by amortization of these assets and the write off of a non-successful licencing transaction. Under US GAAP these start-up costs have been expensed.

Bank indebtedness increased to $5,473,000 at September 30, 2000 from nil at December 31, 1999, due to short-term bank indebtedness being used to finance the acquisition of PECAL, acquired bank indebtedness on Northern and the use of the lines of credit to expand the growth of the food technology group. Included in this balance is $1,886,000 drawn on the Canadian line of credit, plus US $1,436,000, which is drawn on SunRich's line of credit and US $950,000, which is drawn on Northern's line of credit.

The financing of the PECAL acquisition partially from current bank line of credit was done in order that the Company could repay this debt at any time from the operating efficiencies that will flow from the combination of BEI and PECAL operations and the closure of the business office of PECAL. The ability to finance part of the acquisition this way results from an expansion of the Company's Canadian line of credit from $3,000,000 to $5,000,000 during the year.

The Company therefore has bank lines of credit of $5,000,000 and US $4,000,000 in total based on margining of trade accounts receivable and inventory. As part of the Northern acquisition agreement, Stake has reserved an additional US$1,000,000 in credit facilities from its Canadian bankers to advance to Northern if business operations of Northern require these funds.

At September 30, 2000, amounts drawn against the Canadian line of credit, but not included in the balance of bank indebtedness at September 30, 2000 is $891,000 (December 31, 1999 - $1,116,000) for letters of credit. The letters of credit are issued for $750,000 to the Ontario Ministry of the Environment and Energy for the Certificate of Approval; $120,000 for two key suppliers and $21,000 for security on the lease of BEI/PECAL's Louisiana operating base.

SunRich has co-guaranteed with a third party, a US $504,000 lease of a third party company, for certain production equipment needed to harvest and produce some of SunRich's products. In addition, SunRich and Northern have each guaranteed 50% of the long-term loan advanced to Nordic of US $3,700,000 at September 30, 2000.

Accounts payable and accrued liabilities increased to $20,522,000 at September 30, 2000 from $10,179,000 at December 31, 1999. This increase is due to the acquisitions in the year. An accrued recycling reserve of $310,000 (December 31, 1999 - $384,000) is included in accounts payable at September 30, 2000 relates to BEI/PECAL's business and represents the future costs to process and dispose of the reclaimed materials that BEI/PECAL has accepted for recycling, and were on site at September 30, 2000.

The current notes payable of $955,000 at September 30, 2000 (December 31, 1999 - $208,000) bear interest at rates between 8% and 10% and are comprised of $472,000 used to finance agricultural chemical inventory at the beginning of the planting season for SunRich's business, as well as $155,000 (December 31, 1999 - $208,000), which is related to the food technology group's hedging activities, and may be drawn up to US $200,000 with interest at prime and $328,000 of miscellaneous notes payable.

There are no customer deposits at September 30, 2000 ($1,618,000 - December 31,
1999) The balance at December 31, 1999 is related to cash deposits made by SunRich customers in 1999 for year 2000 purchases. No recognition of revenue or accrual of costs is booked on these transactions until the goods are shipped.

The increase in the short-term portion of long-term debt and long-term debt at September 30, 2000 compared to December 31, 1999 is due to the acquisition of Northern and Nordic's debt and a new 5-year term loan for $2,600,000 obtained to partially finance the acquisition price of PECAL.

The current and long-term portion of debt totals $26,806,000 at September 30, 2000 and is comprised of: US based production equipment loans which total $17,750,000 at rates based on US prime and LIBOR which currently range from


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   8              September 30, 2000 10-QSB

9.29% to 9.5%; mortgages on buildings and structures of $2,730,000 at rates ranging from 8% to 10%; capital leases of $370,000 at interest rates between 5% and 15.4%; miscellaneous US company based long-term loans of $2,506,000 at rates ranging from 0.9% and 10%; the PECAL acquisition loan of $2,500,000 at September 30, 2000 and existing Canadian long term loan of $950,000 which bears interest at rates of prime to prime + 1.25%. All of these loans are payable on a monthly or quarterly basis and mature between November 30, 2000 and July 1, 2013.

Substantially all of the Company's assets are pledged as collateral under various lending agreements, with the exception of the real property at Stake's corporate offices in Norval, and the lease and physical assets in Louisiana.

The Company considers its relationship with its principal Canadian bankers and its various US bankers to be satisfactory.

The Company believes that the cash to be generated from operations, the operational efficiencies that will flow from BEI/PECAL due to the combination of their operations, the vertical integration of the food technology group with the acquisition of Northern and Nordic and the Company's Canadian and US lines of credit are sufficient for the Company's consolidated operations during 2000.

The increase in the future tax liability of $1,109,000 at September 30, 2000 ($579,000 - December 31, 1999) relates principally to acquired tax liabilities on PECAL and Northern and the difference between the tax and accounting base of its physical assets. The December 31, 1999 amount relates to SunRich. This balance represents differences between accounting and taxable income that will result in taxes being payable in a future period, primarily related to property, plant and equipment.

Cash flow from operations before working capital changes increased to $4,357,000 in the nine months ended September 30, 2000 compared to $1,575,000 in the first nine months of 1999, due principally to higher earnings.

Cash flow provided from operations after working capital changes was $1,285,000 for the nine months ended September 30, 2000 compared to cash provided of $2,039,000 in the first nine months of 1999. This use of cash for working capital in both 1999 and 2000 is due to the seasonality of the company's businesses which sees large cash outflows in the first nine months to finance and pay for inventories, which are then sold resulting in these sales building the accounts receivable balances to higher than normal levels at September 30, 2000.

Cash used in investment activities increased to ($8,224,000) in the nine months ended September 30, 2000 compared to cash used of ($579,000) in the nine months of 1999 is principally due to the acquisition activities of the Company and the purchase of capital assets.

Cash provided for financing activities was $5,093,000 the nine months ended September 30, 2000 compared to cash used of ($349,000) in the nine months of 1999. The increase in cash provided by financing is principally due to the new term loan acquired to purchase PECAL and the use of short-term bank indebtedness to finance the acquisition of PECAL and to fund the growth of the US food technology group.

PART II - OTHER INFORMATION.

Item 6.

8K filed March 12, 2000 relating to the acquisition of PECAL.

8K filed September 28, 2000 relating to the acquisition of Northern

PART I - FINANCIAL INFORMATION

Item 2.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   9              September 30, 2000 10-QSB

                        Consolidated Financial Statements

                              Stake Technology Ltd.

               For the First Nine Months Ended September 30, 2000


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   10             September 30, 2000 10-QSB

Stake Technology Ltd.

Consolidated Balance Sheets as at September 30, 2000 and December 31, 1999 (Expressed in Canadian Dollars)

-----------------------------------------------------------------------------------------------
                                                                 September 30,     December 31,
                                                                     2000              1999
-----------------------------------------------------------------------------------------------
Assets (note 6)
Current assets
Cash and cash equivalents                                        $    657,000      $  2,464,000
Cash held as security deposit                                              --           400,000
Accounts receivable - trade                                        17,995,000         7,300,000
Note receivable (note 4)                                            1,127,000                --
Inventories                                                        13,337,000         8,589,000
Miscellaneous receivables and other assets                          1,322,000           246,000
Future income taxes                                                 1,020,000         1,020,000
                                                                 ------------------------------
                                                                   35,458,000        20,019,000
Property, Plant and Equipment - at cost
  Less accumulated amortization of $8,358,000
  (December 31, 1999 - $6,976,000)                                 38,014,000        10,766,000

Investments - at cost
  Quoted market value - $1,186,000
  (December 31, 1999 - $550,000)                                      391,000           281,000

Long term receivable (note 4)                                       4,479,000                --

Future income taxes                                                   670,000                --

Goodwill - at cost
  Less amortization of $772,000                                                              --
  (December 31, 1999 - $516,000)                                   11,199,000         3,922,000

Patents, trademarks and licences and other assets - at cost
  Less accumulated amortization of $1,072,000
  (December 31, 1999 - $925,000)                                      615,000           446,000
                                                                 ------------------------------
                                                                 $ 90,826,000      $ 35,434,000
                                                                 ==============================
Liabilities
Current liabilities
Bank indebtedness (note 6)                                          5,473,000                --
Accounts payable and accrued liabilities                           20,522,000        10,179,000
Note payable (note 6)                                                 955,000           208,000
Customer deposits                                                          --         1,618,000
Current portion of long-term debt (note 6)                          4,512,000           950,000
Current portion of preference shares                                  140,000           240,000
                                                                 ------------------------------
                                                                   31,602,000        13,195,000

Long-term debt and bank facilities (note 6)                        22,294,000         2,955,000
Future income taxes                                                 1,109,000           579,000
Preference shares of subsidiary company                               577,000           607,000
                                                                 ------------------------------
                                                                   55,582,000        17,336,000
                                                                 ------------------------------
Shareholders' Equity
Capital stock (note 7)                                             24,715,000        11,163,000
Contributed surplus                                                 4,635,000         4,635,000
Retained earnings (note 7)                                          5,766,000         2,495,000
Current translation adjustment                                        128,000          (195,000)
                                                                 ------------------------------
                                                                   35,244,000        18,098,000
                                                                 ------------------------------

                                                                 $ 90,826,000      $ 35,434,000
                                                                 ==============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   11             September 30, 2000 10-QSB

Stake Technology Ltd.

Consolidated Statements of Retained Earnings

For the Period Ended September 30, 2000 and the Year Ended December 31, 1999 (Expressed in Canadian Dollars)

-----------------------------------------------------------------------------------------------
                                                     Nine months ended           Year ended
                                                    September 30, 2000       December 31, 1999
-----------------------------------------------------------------------------------------------
Retained Earnings - Beginning of the Year              $  2,495,000             $      971,000

Net Earnings for the Period                               3,271,000                  1,524,000
                                                       ---------------------------------------

Retained Earnings - End of Period                      $  5,766,000             $    2,495,000
                                                       =======================================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   12             September 30, 2000 10-QSB

Stake Technology Ltd.

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2000 and 1999
(Expressed in Canadian Dollars)

------------------------------------------------------------------------------------------------
                                                                 September 30,     September 30,
                                                                     2000              1999
------------------------------------------------------------------------------------------------
Revenues                                                         $ 70,448,000       $ 27,805,000
                                                                 -------------------------------
Cost of goods sold                                                 59,647,000         23,700,000
                                                                 -------------------------------
Gross profit                                                       10,801,000          4,105,000
                                                                 -------------------------------

Expenses

Research and development                                              362,000            242,000
Administration, market development
   And demonstration                                                6,898,000          2,582,000
Amortization of patents, trademarks, licences and goodwill            256,000            118,000
Gain on sale of property, plant and equipment                         (41,000)           (15,000)
                                                                 -------------------------------
                                                                    7,475,000          2,927,000
                                                                 -------------------------------
Earnings from operations                                            3,326,000          1,178,000

Interest on long-term debt                                           (416,000)          (102,000)
Other interest                                                        (28,000)           (30,000)
Interest and other income                                              79,000             43,000
Foreign exchange gain (loss)                                           68,000            (72,000)
Gain on dilution of investment interests
   in equity accounted investee                                       140,000                 --
Share of loss of equity accounted investees                           (36,000)           (21,000)
Dividend on preference shares of subsidiary company                   (22,000)           (22,000)
Imputed interest on preference shares of subsidiary company           (23,000)           (23,000)
                                                                 -------------------------------

Earnings before taxes                                               3,088,000            951,000
                                                                 -------------------------------

Recovery of income taxes - future income taxes                        652,000            337,000
Provision for income taxes                                           (469,000)          (383,000)
                                                                 -------------------------------
Net Earnings for the Period                                      $  3,271,000       $    905,000
                                                                 ===============================

Net Earnings per Share for the Period                            $       0.15       $       0.06
                                                                 ===============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   13             September 30, 2000 10-QSB

Stake Technology Ltd.

Consolidated Statements of Operations

For the Third Quarter (July 1 - September 30, 2000 and 1999)
(Expressed in Canadian Dollars)

---------------------------------------------------------------------------------------------------------------
                                                                                September 30,     September 30,
                                                                                    2000               1999
---------------------------------------------------------------------------------------------------------------
Revenues                                                                        $ 25,007,000       $ 16,696,000
                                                                                -------------------------------
Cost of goods sold                                                                20,645,000         15,185,000
                                                                                -------------------------------
Gross profit                                                                       4,362,000          1,511,000
                                                                                -------------------------------

Expenses

Research and development                                                             113,000             82,000
Administration, market development
   And demonstration                                                               2,499,000          1,049,000
Amortization of patents, trademarks, licences and goodwill                            89,000             40,000
Loss on sale of property, plant and equipment                                          2,000            (15,000)
                                                                                -------------------------------
                                                                                   2,703,000          1,156,000
                                                                                -------------------------------
Earnings from operations                                                           1,659,000            355,000

Interest on long-term debt                                                          (185,000)           (51,000)
Other interest                                                                            --            (24,000)
Interest and other income                                                                 --             19,000
Foreign exchange gain (loss)                                                          38,000             (6,000)
Gain on dilution of investment interests
   in equity accounted investee                                                           --                 --
Share of loss of equity accounted investees                                          (12,000)            (7,000)
Dividend on preference shares of subsidiary company                                   (8,000)            (8,000)

Imputed interest on preference shares of subsidiary
   company                                                                            (8,000)            (7,000)
                                                                                -------------------------------
Earnings before taxes                                                              1,484,000            271,000
                                                                                -------------------------------

Recovery of income taxes - future income taxes                                       412,000             59,000
Provision for income taxes                                                          (143,000)          (105,000)

                                                                                -------------------------------
Net Earnings for the Period                                                     $  1,753,000       $    225,000
                                                                                ===============================

Net Earnings per Share for the Period                                           $       0.08       $       0.01
                                                                                ===============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   14             September 30, 2000 10-QSB

Stake Technology Ltd.

Consolidated Statements of Cash Flow

For the Nine Months ended September 30, 2000 and 1999
(Expressed in Canadian Dollars)

----------------------------------------------------------------------------------------------------
                                                                      September 30,    September 30,
                                                                          2000             1999
----------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                                            $ 3,271,000       $   905,000
Items not affecting cash
      Amortization                                                       1,785,000           641,000
      Share of losses of investee                                           36,000            21,000
      Gain on sale of property, plant and equipment                        (41,000)          (15,000)
      Gain on dilution of interest in investee                            (140,000)               --
      Write off of patents, trademarks, licences and other assets           75,000                --
      Imputed interest on preference shares                                 23,000            23,000
      Future income taxes                                                 (652,000)               --
                                                                       -----------------------------
                                                                         4,357,000         1,575,000
Change in non-cash working capital balances
      Accounts receivable - trade                                       (3,611,000)       (1,058,000)
      Inventories                                                         (977,000)          (18,000)
      Miscellaneous receivables and other assets                          (543,000)            6,000
      Accounts payable and accrued liabilities                           2,281,000            47,000
      Note payable                                                       1,442,000         1,487,000
         Customer deposits                                              (1,664,000)               --
                                                                       -----------------------------
                                                                         1,285,000         2,039,000
                                                                       -----------------------------

Investments
Acquisition of company - net of cash acquired                           (4,996,000)           64,000
Cash held as security deposit                                              400,000                --
Acquisition of property, plant and equipment                            (3,544,000)         (613,000)
Proceeds on sale of property, plant and equipment                          238,000            15,000
Increase in investments and advances                                        (6,000)          (11,000)
Acquisition of patents, trademarks and licences and other assets          (316,000)          (34,000)
                                                                       -----------------------------
                                                                        (8,224,000)         (579,000)
                                                                       -----------------------------
Financing
Purchase of preference shares in subsidiary company                       (100,000)         (100,000)
Redemptions of preference shares in subsidiary company                     (53,000)          (52,000)
Repayment of long-term debt                                               (723,000)         (500,000)
Increase in bank indebtedness                                            2,147,000                --
Issuance of long-term debt                                               3,343,000                --
Issuance of common shares                                                  479,000           303,000
                                                                       -----------------------------
                                                                         5,093,000          (349,000)
                                                                       -----------------------------

Foreign exchange loss on cash held in a foreign currency                    39,000                --
                                                                       -----------------------------

(Decrease) increase in cash during the period                           (1,807,000)        1,111,000

Cash and cash equivalents - Beginning of period                         2,464, 000           181,000
                                                                       -----------------------------

Cash and cash equivalents - End of period                              $   657,000       $ 1,292,000
                                                                       =============================

      Cash and cash equivalents consist of unrestricted cash and short-term deposits maturing in less than 90 days.

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   15             September 30, 2000 10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 2000
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

1. Independent chartered accountants have not audited the information presented in the accompanying Consolidated Financial Statements. In the opinion of the Company, such statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company, the results of its operations and the changes in its financial position for the applicable periods, in conformity with generally accepted accounting principles in Canada, which differ in some respects from accounting principles accepted in the United States, the effect of which is explained in note 8, applied on a consistent basis. The consolidated balance sheet at December 31, 1999 has been taken from the Company's Annual Report to Shareholders for the year then ended. The consolidated financial statements as at December 31, 1999 should be read in conjunction therewith.

2. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

3.    Description of business and significant accounting policies

      Stake Technology Ltd. (the Company) was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses.

      The food technology group located in Minnesota, Iowa and Wyoming, consists of three separate US wholly owned subsidiaries: SunRich Inc., (SunRich) acquired August 2, 1999; Northern Food & Dairy, Inc. (Northern) acquired September 15, 2000, and Nordic Aseptic Inc. (Nordic) of which 50% was acquired on April 18, 2000 through SunRich and the remaining 50% on September 15, 2000, with the acquisition of Northern. The food technology group sources and monitors identity preserved soy and corn products focusing on organic non-GMO crops, which are then sold to third parties or sold within the group to be processed into soymilk and food ingredients. This group also packages and blends soymilk using Tetra-Pak technology.

      The industrial minerals and abrasives group is located in Ontario, Quebec, and Louisiana and consists of the Company's division, Barnes Environmental International (BEI), and it's now amalgamated company known as PECAL, which was acquired February 29, 2000. This group sells abrasives, industrial materials and recycles inorganic materials.

      The Company also operates a division developing and commercializing a proprietary Steam Explosion technology for processing of biomass into higher value products.

      The Company's assets, operations and employees at September 30, 2000 are located in both in Canada and the US.

      These financial statements are prepared in accordance with accounting principles generally accepted in Canada. Differences arising from the application of accounting principles generally accepted in the United States are described in note 8. The significant policies are outlined below:

      Basis of presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant inter-company accounts and transactions have been eliminated on consolidation.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   16             September 30, 2000 10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 2000
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      Cash and cash equivalents

      Cash and cash equivalents consist of unrestricted cash and short-term deposits with maturity at acquisition of less than 90 days.

      Inventories

      Inventories related to the recycling and industrial minerals business of BEI/PECAL and merchandise and finished goods inventories of the food technology group are valued at the lower of cost and estimated net realizable value. Cost is determined on a first-in, first-out basis.

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

      Amortization of capital assets

      Amortization is provided on plant and equipment on the diminishing balance basis at rates of 20% to 33% per annum for office furniture and equipment, machinery and laboratory equipment and vehicles and 4-8% for buildings and structures. Amortization is calculated from the time the asset is put into use.

      Costs of acquiring or filing patents, trademarks and licenses are capitalized and amortized on a straight-line basis over their expected lives of 10 to 20 years. Costs of renewing patents and trademarks are expensed as incurred.

      Costs of starting up new production facilities are deferred until the facility achieves certain operating parameters and is amortized on a straight-line basis over three years.

      Revenue recognition

      i)    Food Technology Group

            Grain sales are recorded at the time of shipment. All other revenue of this group is recognized upon the sale and shipment of the product or the providing of a service to a customer.

      ii)   Abrasives Group

            Revenue from the sale of industrial minerals is recognized upon shipment.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   17             September 30, 2000 10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 2000
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      Revenue recognition (continued)

            Tipping fee revenue, which consists of a per ton fee paid to BEI/PECAL for waste recycling materials being received by the BEI/PECAL is recognized at the time the material is received. Provision is made for the net costs of processing and disposal of the material.

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

      Foreign currency translation

      The companies in the US based food technology group are considered to be self-sustaining operations. The food technology group's assets and liabilities are translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Resulting unrealized gains or losses are accumulated and reported as currency transaction adjustment in shareholders' equity.

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

      Customer deposits

      Customer deposits principally include prepayments by the food technology group's customers for fertilizer and chemicals to be purchased during the spring planting season.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   18             September 30, 2000 10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 2000
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      Income taxes (continued)

      assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment or substantive enactment. The income tax expense or benefit is the income tax payable or refundable for the period plus or minus the change in future income tax assets and liabilities during the period.

      Derivative instruments

      The food technology group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transaction to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Group's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that counter-party to a transaction is unable to fulfill its contractual obligation.

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

4.    Acquisition of Businesses

      On February 29, 2000, the Company acquired 100% of the common shares of George F. Pettinos (Canada) Limited, also know as PECAL from US Silica Company for $4,700,000 cash and approximately $300,000 in acquisition costs. The acquisition of PECAL will complement the business of the Company's division, BEI, which will now be known as BEI/PECAL. Through its wholly owned subsidiary SunRich, Inc., the Company acquired a 50% operating interest in Nordic Aseptic Inc. (Nordic), a soymilk packaging company on April 18, 2000 and on August 17, 2000, the net assets of this business were acquired by SunRich and its partner by the assumption of certain debts.

      On September 15, 2000, the Company acquired 100% of the common shares of Northern Food & Dairy, Inc, from its three shareholders by the issuance of 7,000,000 common shares, 500,000 common share purchase warrants


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   19             September 30, 2000 10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 2000
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

4.    Acquisition of Businesses (continued)

      exercisable at U.S. $1.50 for five years, a $375,000 cash investment in working capital and approximately $400,000 in acquisition costs.

      With the acquisition of Northern, the other partner of Nordic, the Company owns 100% of Nordic through Northern and SunRich as of September 15, 2000.

      The acquisition of Northern and Nordic with SunRich, Inc. acquired in August 1999, vertically integrate the US based food technology group from seed to packaged soymilk.

      The acquisition of these companies has been accounted for using the purchase method, and accordingly, the consolidated financial statements include the results of operations of the acquired business from the date of the acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on management's best estimate of fair values. Given the number of acquisitions in the year, the complexity of the acquired operations, as well as the short time that has elapsed since acquisition, the cost and the allocation thereof, of the acquisition is subject to change based on the final resolution of those estimates. However, management believes that the final resolution of the estimates will not have a material impact on the financial position or results of operations of the Company.

      The excess of the estimated purchase price over the net assets acquired on PECAL is approximately $1,500,000, and will be amortized on a straight-line basis over twenty years.

      The excess of the estimated purchase price over the net assets acquired on Northern is approximately $6,100,000, and will be amortized on a straight-line basis over twenty years.

      There was no goodwill on the acquisition of Nordic or the start up of Star Valley.

5.    Note Receivable

      The current note receivable of $1,127,000 at September 30, 2000 (nil - December 31, 1999), and the long-term note receivable of $4,479,000 (nil - December 31, 1999) are due from a large European customer of Northern and will be received in monthly instalments over 36 months. As the note is non-interest bearing, these amounts have been discounted at a rate of 9.5%.

6.    Long-term debt and banking facilities

      Substantially all of the Company's assets are pledged as collateral under various lending agreements, with the exception of the real property at Stake's corporate offices in Norval, and the lease and physical assets in Louisiana.

      In addition, to the bank indebtedness reflected in the balance sheet, there is $891,000 secured against the Canadian line of credit for under various security arrangements, the largest being the $750,000 financial assurance provided to the Ontario Ministry of Environment for BEI's business. SunRich has also co-guaranteed with a third party, a US $504,000 lease of a third party company, for certain production equipment needed to harvest and produce some of SunRich's products. In addition, SunRich and Northern have each guaranteed 50% of the long-term loans advanced to Nordic, which total $3,700,000 at September 30, 2000.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   20             September 30, 2000 10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 2000
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

6.    Long-term debt and banking facilities (continued)

      The current notes payable of $955,000 at September 30, 2000 (December 31, 1999 - $208,000) bear interest at rates between 8% and 10% and are comprised of $472,000 used to finance agricultural chemical inventory at the beginning of the planting season for SunRich's business, as well as $155,000 (December 31, 1999 - $208,000), which is related to the food technology group's hedging activities, and may be drawn up to US $200,000 with interest at prime and $328,000 of miscellaneous notes payable.

      The current and long-term portion of debt is $26,806,000 at September 30, 2000 and is comprised of: US based production equipment loans of $17,750,000 at rates based on US prime and LIBOR which currently range from 9.29% to 9.5%; mortgages on buildings and structures of $2,730,000 at rates ranging from 8% to 10%; capital leases of $370,000 at interest rates between 5% and 15.4%; miscellaneous US company based long-term loans of $2,506,000 at rates ranging from 0.9% and 10%; the PECAL acquisition loan of $2,500,000 at September 30, 2000 and existing Canadian long term loan of $950,000 which bear interest at rates of prime to prime + 1.25%. These loans are all payable on a monthly or quarterly basis and mature between November 30, 2000 and July 1, 2013.

7.    Capital Stock

                                                               September 30,            December 31,
                                                            2000          1999              1999
                                                            ----          ----              ----
      Authorized
       Unlimited common shares without par value

(a)   Issued and fully paid -
      27,949,888 common shares
      (September 30, 1999 - 20,604,788
      December 31, 1999 - 20,653,788)                   $ 24,685,000    $ 11,090,000    $ 11,163,000
      Warrants                                                30,000              --              --
                                                        --------------------------------------------
                                                        $ 24,715,000    $ 11,090,000    $ 11,163,000
                                                        --------------------------------------------

(b) During 1997, the shareholders of the Company agreed to amend the Company's by-laws. These changes included reducing the stated capital account of the Company in respect of its common shares in the amount of $25,026,000 and applying this amount against the deficit.

(c) On September 15, 2000, the Company issued 7,000,000 common shares and 500,000 common share purchase warrants at US $1.50 exercisable for five years. As these shares were issued with restrictive legends, they have been discounted by 35% from the market price of the company's shares on the date the transaction that was US $1.5625 to US $1.015625. The warrants have been valued at $30,000.

(d) To September 30, 2000, 296,100 options have been exercised for gross proceeds of US $315,000. There were no options exercised between October 1, 2000 and November 8, 2000.

(e) At September 30, 2000, there were options vested to Employees and Directors to acquire 1,234,650 common shares at exercise prices of US $0.75 to US$1.4062. In addition, at September 30, 2000 options to acquire an additional 303,000 common shares at exercise prices of US $1.063 - US $1.4062 have been granted but have not yet vested.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   21             September 30, 2000 10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 2000
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

7.    Capital Stock (continued)

(f) On September 27, 2000, the Board approved a reduction in the exercise price of 331,404 warrants from US $2.00 to US $1.50 until October 27, 2000. This price reduction resulted in 234,959 warrants being exercised and 234,959 shares being issued subsequent to September 30, 2000 for gross proceeds of US $352,000. The remaining 96,445 warrants are exercisable at US $2.00 until December 29, 2000.

8.    United States Accounting Principles Differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (US GAAP) during the periods presented except with respect to the following:

      Under US GAAP, the gain on dilution in the amount of $140,000 in the first nine months of 2000 (December 31, 1999 - nil) results from the dilution of the Company's ownership of the common share equity of Easton would have been excluded from income and included as a separate component of shareholders' equity as Easton is a development stage company. Also, under US GAAP, certain development and start-up costs of $222,000 in the first nine months of 2000 (December 31, 1999 - $75,000) deferred in these financial statements would be expensed.

      Additional disclosures under US GAAP are as follows: the allowance for doubtful accounts at September 30, 2000 is $1,071,000 (December 31, 1999 - $665,000); amounts due from officers and directors are $105,000 at September 30, 2000 (December 31, 1999 - $44,000), and amounts due to officers and directors at September 30, 2000 are $125,000 (December 31, 1999 - nil); accounts payable and accrued liabilities includes an accrual for recycling costs of $310,000 at September 30, 2000 (December 31, 1999 - $384,000).

      Under US GAAP, investments in joint ventures would be accounted for under the equity method whereas under Canadian GAAP, proportionate consolidation is used. There is no effect to income of shareholders' equity related to this GAAP difference.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   22             September 30, 2000 10-QSB

Stake Technology Ltd.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 2000
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

8.    United States Accounting Principles Differences (continued)

Accordingly, the following would have been reported under US GAAP:

                                                          9 months to        9 months to
                                                            Sept 30,           Sept 30,           Dec. 31,            Dec. 31,
                                                              2000               1999               1999               1998
                                                          ---------------------------------------------------------------------
Net earnings for the period - as reported                 $  3,271,000       $    905,000       $  1,524,000       $    822,000
Dilution gain (taxes - nil)                                   (140,000)                --                 --            (26,000)
Development and start-up costs expensed                       (222,000)                --            (75,000)           (35,000)

Amortization of development costs                              138,000                 --                 --                 --
                                                          ---------------------------------------------------------------------

Net earnings for the period - U.S. GAAP                   $  3,047,000       $    905,000       $  1,449,000       $    761,000
                                                          =====================================================================

Net earnings per share - U.S. GAAP                        $       0.14       $       0.06       $       0.08       $       0.05
                                                          =====================================================================

Weighted average number of common shares outstanding        21,268,000         16,233,000         17,385,000         14,702,000
                                                          =====================================================================

Shareholders' equity - as reported                        $ 35,244,000       $ 17,601,000       $ 18,098,000       $ 10,073,000
Cumulative development and start-up costs expensed            (248,000)          (164,000)          (239,000)          (164,000)
                                                          ---------------------------------------------------------------------

Shareholders' equity - US GAAP                            $ 34,966,000       $ 17,437,000       $ 17,859,000       $  9,909,000
                                                          =====================================================================

Comprehensive Income

US GAAP requires that a comprehensive income statement be prepared Comprehensive income is defined as " The change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner events". It includes all changes in equity during a period, except those resulting from investments by owners and distribution to owners The comprehensive statement reconciles the reported net income to the comprehensive income.

The following is a comprehensive income statement (prepared in accordance with US GAAP), which, under US GAAP, would have the same prominence as other financial statements.

                                                          9 months to        9 months to
                                                           September          September           December           December
                                                            30, 2000           30, 1999           31, 1999           31, 1998
                                                          ---------------------------------------------------------------------
Net earnings for the period - US GAAP                     $  3,047,000       $    905,000       $  1,449,000       $    761,000
Dilution gain (taxes - nil)                                    140,000                 --                 --             26,000
Currency translation adjustment (taxes - nil)                  323,000                 --           (195,000)                --
                                                          ---------------------------------------------------------------------

Comprehensive income                                      $  3,510,000       $    905,000       $  1,254,000       $    787,000
                                                          =====================================================================

9.    Comparative Balances

      Certain comparative account balances have been reclassified to achieve comparability to current period balances.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   23             September 30, 2000 10-QSB

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                       STAKE TECHNOLOGY LTD.


                                                       \s\ Leslie N. Markow

Date:  November 10, 2000
       -----------------
                                                       Stake Technology Ltd.
                                                       by Leslie N. Markow
                                                       Vice President - Finance
                                                       & Chief Financial Officer


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   24             September 30, 2000 10-QSB