Form 10KSB
period 2000-12-31
STAKE TECHNOLOGY LTD
filed 2001-04-13
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                December 31, 2000
                           Commission File No. 0-9989

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

                                 Yes |X| No |_|

Revenue for the year ended December 31, 2000: CDN $101,653,000

At March 7, 2001 the registrant had outstanding 29,022,305 common shares, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was US$35,554,000. The Company's common shares traded on Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol STKL.

Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                             STAKE TECHNOLOGY LTD.

                              --------------------

                         Index and Cross Reference Sheet
                                  Annual Report
                               on Form 10-KSB for
                          Year Ended December 31, 2000

                               -------------------

FORM 10-KSB                                                                                                    Page
-----------                                                                                                    ----

                                                                PART I
Item 1.      Description of Business..............................................................................1

Item 2.      Description of Property.............................................................................16

Item 3.      Legal Proceedings.................................................................................. 16

Item 4.      Submission of Matters to a Vote of
                  Security Holders.............................................................................. 16

                                                                PART II

Item 5.      Market for Registrant's Common Equity and
                  Related Stockholder Matters....................................................................17

Item 6.      Management Discussion and Analysis or
                  Plan of Operations ............................................................................17

Item 7.      Financial Statements................................................................................28

Item 8.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure................28

                                                               PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act...................................................29

Item 10.     Executive Compensation..............................................................................33

Item 11.     Security Ownership of Certain Beneficial
                  Owners and Management..........................................................................37

Item 12.     Certain Relationships and Related Transactions......................................................37

Item 13.     Exhibits and Reports on Form 8-K....................................................................39

Currency Presentation

All dollar amounts herein are expressed in Canadian dollars. Amounts expressed in United States dollars are preceded by the symbols "US$". On March 7, 2001, the noon buying rate, in New York City for cable transfers in Canadian dollars for customs purposes by the Federal Reserve Bank of New York was US$0.645 for $1.00 Canadian.

The following table sets forth, for each of the years indicated, information with respect to the exchange rate of the Canadian dollar into United States currency. (1) The rates of exchange for the Canadian dollar, expressed in US dollars, in effect at the end of the years indicated, (2) the average of exchange rates in effect on the last day of each month during such years and (3) the high and low exchange rates during such years.

==========================================================================================================
RATES                      1996              1997              1998              1999               2000
----------------------------------------------------------------------------------------------------------
Last Day..(1)..           $0.7301          $0.6999           $0.6530            $0.693             $0.6666

----------------------------------------------------------------------------------------------------------
Average..(2)..            $0.7332          $0.7221           $0.6712            $0.673             $0.6733

----------------------------------------------------------------------------------------------------------
High..(3)..               $0.7526          $0.7467           $0.7045            $0.6537            $0.6973

----------------------------------------------------------------------------------------------------------
Low..(3)..                $0.7212          $0.6945           $0.6382            $0.693             $0.6413

==========================================================================================================

                                     PART I

Item 1. Description of Business

Stake Technology Ltd. ("Stake" or the "Company") operates in three principal businesses; (1) natural food product sourcing, processing, and packaging, (2) distribution and recycling of environmentally responsible aggregate products and
(3) engineering and marketing of a clean pulping system using patented steam explosion technology. The Company was incorporated under the laws of Canada on November 13, 1973. The principle executive offices and the Steam Explosion Technology Group are located at 2838 Highway 7, Norval, Ontario, Canada, L0P 1K0, telephone: (905) 455-1990, fax: (905) 455-2529, e-mail: info@staketech.com and web site: www.staketech.com.

SunRich Food Group, Inc. consists of four legal entities, SunRich Inc., Northern Food & Dairy, Inc., Nordic Aseptic Inc, and Star Valley LLC. The SunRich Food Group produces organic and non-GMO food ingredients with a specialization in soymilk and other soy products. The SunRich Food Group operates from five plants in Minnesota and one plant in each of Iowa and Wyoming. The Sunrich Food Group can be contacted at 3824 - 93rd Street S.W., Hope, Minnesota, 56046-0128, telephone: (507) 451-3316 fax: (507) 451-2910, e-mail: info@sunrich.com and web site: www.sunrich.com.

The Environmental Industrial Group includes BEI/PECAL, a division of the Stake Technology Ltd. and Temisca, Inc. This Group sources specialty sands from its Temisca property in Northern Quebec, as well as sells and distributes abrasives and other industrial materials from third party suppliers to the foundry, steel and marine/bridge cleaning industries. The Group also recycles inorganic materials under a special permit from the Ministry of Environment and Energy of Ontario, one of two such licences issued in Canada's largest province. The Environmental Industrial Group can be contacted at 407 Parkside Drive, Waterdown, Ontario, Canada, L0R 2H0, telephone: (905) 689-6661, fax: (905) 689-0485, e-mail: info@barnesenvironmental.com and web site: www.bei.com. The Environmental Industrial Group also has a warehouse and sales facility in Montreal, Quebec, a manufacturing and distribution facility in, New Orleans, Louisiana, and a sand quarry and processing facility located in Ville Marie, Quebec.

                              Segmented Information

The Company operates in three industries:

      (1) The SunRich Food Group produces, markets and packages organic and transmutagenetic food organisms (non-GMO) food products and ingredients with a focus on soy milk; and

      (2) The Environmental Industrial Group manufactures, processes, sells and recycles inorganic materials, which are used in the foundry, steel, bridge and ship cleaning industries; and

      (3) The Steam Explosion Technology Group owns numerous patents on steam explosion technology systems and designs and subcontracts the manufacture of equipment that process non-woody fibres with a high pressure steam process.

The Company's operations and assets are located in both Canada and the US.

Acquisitions during 2000 and to date in 2001

The SunRich Food Group

Jenkins & Gournoe, Inc.

In February, 2001, the Company's wholly owned subsidiary, SunRich Food Group, Inc acquired 100% of the common shares of Jenkins & Gournoe, Inc. (First Light Foods), a private Illinois company that owns certain soy trademarks including Soy-Um, and Rice-Um that are sold under an agreement to a major California based food retailer. The purchase price was US$1,900,000 and was paid by the issuance of 833,333 common shares issued by Stake, 35,000 warrants exercisable at US$1.70 for five years, US$300,000 in cash, a note payable for US$700,000, which is repayable quarterly over 2 years by payments of US$87,500, with interest at US Prime, and acquisition costs of approximately US$100,000. There is also contingent consideration that may be payable on this acquisition; (a) if certain profit targets are met up to an additional 140,000 warrants exercisable at market at the time they are earned, may be issued in 2002 - 2005, as well as (b) a percentage of gross profits in excess of US$1,100,000 per annum from 2001-2005 will be paid to the vendors of First Light Foods. The acquisition of First Light Foods complements the SunRich Food Group's strategy of becoming a vertically integrated group - from seed to merchandisable products of soy milk.

As the acquisition of First Light Foods closed after December 31, 2000, none of its operations or assets are included in the December 31, 2000 10-KSB.

Northern Dairy & Food, Inc.

On September 15, 2000, the Company acquired 100% of the common shares of Northern Food & Dairy, Inc. (Northern) by the issuance of 7,000,000 common shares, 500,000 common share warrants exercisable at US$1.50 for five years, and cash consideration of $608,000 for a total purchase price of $11,190,000 The issuance of the shares for acquisition represented approximately 24.5% of the outstanding common shares of the Company after the transaction, and results in Mr. Dennis Anderson, the principal vendor of Northern owning 19% of Stake, at December 31, 2000. Mr. Anderson remains the President of Northern and is the Vice President of Operations of the SunRich Food Group.

Northern is a US based manufacturer and supplier of soymilk, other food products and ingredients that are produced in three production facilities in northern Minnesota. Northern is the largest manufacturer of soy milk concentrate in the US with approximately 55% of the US soy milk market. Northern also produces and dries soy sauce, tofu and other speciality food ingredients such as dietary fibres, natural food preservatives, grain fractions, dried honey coatings, dried molasses, cheese flavours, starter media, margarine enhancement and dried meat flavours.

In October, 2000, Northern started operation of one of these three plants to produce a natural food preservative under a long-term contact for a major European food company.

As the acquisition of Northern was completed on September 15, 2000, the net assets of Northern are included in the December 31, 2000 balance sheet. Northern's results of operations are included for the 106-day period of September 16 - December 31, 2000.

Nordic Aseptic, Inc.

In the second quarter of 2000, Northern and SunRich, Stake's only food company as at December 31, 1999 created a joint venture to purchase an aseptic packaging plant located in northern Minnesota to be known as Nordic Aseptic, Inc. (Nordic). This plant packages aseptic soymilk for Northern and SunRich's largest soymilk customer. The joint venture assumed management control of the plant in April 2000 and on August 15, 2000, Nordic acquired certain assets of Hoffman Aseptic Inc. by the assumption of certain debts, resulting in a purchase price of $380,000.

Under the terms of the agreement, the joint venture partners were responsible for the operations of the plant from April 19, 2000 and therefore the operating results of Nordic are accounted for based on SunRich's 50% interest from April 19, 2000 to September 15, 2000. As Northern was acquired on September 15, 2000, 100% of Nordic's operating results are included for the period of September 16 - December 31, 2000. The net assets of Nordic are included in the December 31, 2000 balance sheet.

Star Valley

The joint venture's second transaction was the acquisition of a dormant dairy facility in Wyoming, which is in the process of being converted into an additional soy processing facility to serve the western US market and was formed under the name of Star Valley LLC. With the acquisition of Northern on September 15, 2000, the Company owns 100% of this facility. Star Valley LCC has been amalgamated into Northern and will operate as a division of Northern within the SunRich Food Group effective January 2, 2001. This facility is under construction and operations are expected to commence in the summer of 2001.

Environmental Industrial Group

PECAL

On February 29, 2000 Stake acquired 100% of the shares of George F. Pettinos (Canada) Limited, operating as PECAL, from US Silica Company for $4,682,000 cash which was financed by the assumption of a new five-year term loan of $2,600,000 and an expansion of the Company's Canadian line of credit from $3,000,000 to $5,000,000. On December 29, 2000, the Company renegotiated the Canadian debt agreement and as a result $1,800,000 of the increased line of credit was reallocated to a long-term facility and reduced the Canadian line of credit from $5,000,000 to $4,000,0000.

The acquisition of PECAL complements the business of the Company's division, Barnes Environmental International (now all part of the Environmental Industrial Group). PECAL was a direct competitor of BEI in the sand, coated sand, bentonite, chromite, and zircon businesses, and they have strengths in several other businesses that are closely related to BEI's existing markets. PECAL will add to the Environmental Industrial Group's product lines in several key areas and will help to build sales in Ontario and the US.

The PECAL plant located in Hamilton, Ontario was retained and manufactures and produces coated sand, foundry mixes and provides wholesaler and distribution service. The PECAL administration office located at a separate rented site was closed in May 2000 and certain employees relocated to the Environmental Industrial Group's Waterdown Head Office.

Temisca, Inc.

On October 31, 2000, the Company acquired Temisca, Inc. a private sand deposit and processing company in Ville Marie, Quebec. The purchase price was $1,676,000 consisting of cash paid to the vendor and acquisition costs of $926,000 and the issuance of a $750,000 note payable which bears interest at 5% and is repayable over five years.

The acquisition of Temisca gives the Environmental Industrial Group its first directly controlled raw material source that will allow the Group to increase its sales to existing and new customers. The properties of the Temisca sands are suited to filtration, frac sand, golf course sand and abrasive applications. The acquisition of Temisca also provides the Environmental Industrial Group with better transportation opportunities due to the physical location of Temisca to the Environmental Industrial Group's suppliers and customers.

                               SunRich Food Group

The SunRich Food Group has been created in the last eighteen months with the acquisition of four companies; starting with SunRich Inc, in August 1999, the purchase of Nordic Aseptic, Inc. in August 2000, the creation of Star Valley during 2000, the acquisition of Northern Food & Dairy, Inc. in September, 2000 and most recently the acquisition of First Light Foods (Jenkins & Gournoe) in February 2001. The acquisition of these companies establishes a unique vertically integrated food company that is now a significant presence in the growing soy market.

These acquisitions have also significantly increased the size of the Company's balance sheet, the size of its operations and results in a majority of the revenues and assets of the Company being based in the US in 2000.

The SunRich Food Group is composed of three vertically integrated business units operating in various segments of the food industry.

1) SunRich, Inc. sources and markets Identity Preserved (IP) specialty grain and natural, certified organic food ingredients to domestic and foreign food processors. Products include, IP corn, food grade soybeans, soymilk, soymilk powders, grain (corn, rice and oat) sweeteners and maltodextrins, organic vegetable oils, organic corn, soy and oat flours and organic feed ingredients.

2) Northern Food & Dairy, Inc. is a technical processor of specialty and functional food ingredients. Principal products and processes are soymilk extraction, fractionalize, extract and hydrolyze grain products, extract and refine soluble fiber, ferment and hydrolyze natural food preservatives, spray dry a variety of technically difficult products, formulate and dry powdered honey and sweeteners and formulate and blend dairy powders.

3) Nordic Aseptic, Inc. is an aseptic packager of shelf stable beverages and liquid products. Products packaged include shelf stable soymilk, rice beverages, soy/fruit smoothies, soups and broths.

Vertical integration of soymilk and organic sweetener production allows the SunRich Food Group to control the entire production chain from sourcing specific IP soybeans and grains through processing, formulating and retail packaging of branded soymilk and beverages.

The group's sales revenue slows during December to March each year when bulk grain shipments are inhibited by winter weather. Food ingredient sales, processing revenue and retail food product sales are not as seasonal except for lapses in production when customers draw down inventories at the end of fiscal periods.

Bulk commodity products sales are freight cost sensitive which can limit their competitiveness in particular markets. Competitive bulk and container freight give the group access to Japanese and Mexican export markets but uncompetitive European freight limits possibilities in that market. Food ingredients enjoy much wider distribution because of their product uniqueness and higher margin that diminishes the effect of freight costs.

Major Developments during 2000

The SunRich Food Group was formed in 2000 with the acquisition of Northern Food & Dairy, Inc. in September 2000 and the purchase of Nordic Aseptic Inc. from Hoffman Aseptic Packaging in August 2000. SunRich's capabilities of raw material sourcing and ingredient marketing coupled with Northern's technical processing expertise to produce and market ingredients for the high growth natural, organic and nutraceutical food markets and Nordic's aseptic packaging capabilities, create a business group that is vertically integrated in businesses such as soymilk starting with contracting of IP soybeans from growers, proceeding through the processing of raw materials into high quality ingredients and packaging retail soymilk products for consumers.

Major Products

Identity Preserved grains: The demand for non-genetically modified soybeans from foreign customers and the increase demand from domestic soyfoods manufacturers fueled an increase in business volume. These trends are expected to continue through 2001.

Soymilk and soy ingredients: Soymilk and soy ingredients are marketed throughout the United States where the Group has a strong presence, providing approximately 55% of the soy concentrate to the US market. The SunRich Food Group is continuing to develop new customers as the demand for soy base products experiences continued growth.

Organic and Natural Food Ingredients: The natural food market is one of the fastest growing markets in the food industry. The SunRich Food Group markets grain sweeteners and maltodextrins under the names Maisweet, Arrosweet and Oatsweet. Organic and natural vegetable oils were introduced in 2000 and are marketed to customers throughout the United States and exported to customers in Hong Kong and Japan.

Powdered Honey and Molasses: The Group produces and markets dried sweeteners such as powdered honey and molasses, which are marketed to United States food manufacturers.

Toll Spray drying: Technical processing and spray drying is contracted with various customers to produce food ingredients at the three Northern plants.

Aseptic Packaging: Contract processing of shelf stable liquid products for retail markets is performed at Nordic Aseptic. Major products packed are soymilk, broth and soups.

Custom Ingredients: Northern produces unique food ingredients on a contract basis utilizing customer's proprietary technology. Products produced include:

      Benefiber: A soluble guar based fiber food ingredient, produced under license for Taiyo Kaguka and Novartis.

      Betatrim: Fractionalized oat based food ingredients produced under agreement for Quaker Oats and Rhodia.

      Microguard: A natural food preservative produced for Rhodia.

      Dairy Blends: The Group produces custom blended powdered dairy ingredients for several customers in the United States.

Competition

Today's grain market is subject to change, which results in constantly changing market pressures and competitive forces. The SunRich Food Group's specialty grain operation competes in the larger US commercial grain procurement market. The SunRich Food Group's organic specialty grains compete in the smaller niche US commercial organic grains market.

Food ingredients are unique niche items developed for specific customers or processed for specific customers. Primary customers are Japanese or American. The SunRich Food Group competes with other product developers and specialty processors for the specialty ingredient business.

The SunRich Food Group's competitive advantages are:

o     Established IP grain producer network with over 20 years of experience

o     grain conditioning and storage facilities

o USDA grain warehouse, State of Minnesota, Department of Agriculture - Dairy Division inspected processing plants

o     organically certified handler and processor

o technical staff that identifies product specifications to meet the needs of the end user and create innovative products or processes.

o     modern processing facilities

o     the ability to process, formulate and package for the retail market

o     fully integrated from the seed to the end product

Distribution, Marketing and Sales

Distribution systems: SunRich is located in Hope, Minnesota one mile west of the Interstate 35 and alongside the Union Pacific Railroad. The railroad is utilized for the grain elevator business and distribution of product nationally. The Hope facility is 70 miles from Minneapolis/St. Paul, which also gives it access to the Mississippi River for grain, export business and "containerized" shipments to the west coast for export.

Northern and Nordic are located near Interstate 94 in Alexandria, Minnesota. The facilities are 120 miles west of Minneapolis / St. Paul.

Sales and Marketing: The SunRich Food Group sales and marketing team consists of ten individuals, who develop all of the promotional materials, travel to and make contact with customers, both domestically and internationally and respond to the high volume of inquires channelled through the SunRich Food Group's customer service department or interactive domain on the World Wide Web at www.sunrich.com.

The SunRich Food Group ensures that it provides its customers with the highest quality identity-preserved specialty grains, by serving as a grower's supplier of seed, purchaser of the grower's identity-preserved specialty crops and distributor of identity-preserved specialty products. The SunRich Food Group's "full circle" approach allows the SunRich Food Group to satisfy the specific needs of foreign and domestic food manufacturers and processors by providing products in the varieties and quantity needed in a timely fashion; transporting products to meet customers' needs by being able to package in containers, truck, rail or barge; providing product information and technical support during the growing, processing, and marketing phases, and offering complete service of product, including formulation, processing, grading, quality control and packaging.

Suppliers

SunRich Food Group's raw materials needs are sourced from suppliers who provide products delivered on contract to comply with required specifications or identity preserved grains, which are contracted for a specific use and graded upon delivery to SunRich's facility.

The SunRich Food Group's needs are sourced from domestic and foreign growers and suppliers. Products are sourced utilizing over 1,000 suppliers with availability subject to world market conditions. There are a number of alternative sources of supply for all raw materials with critical process customer supply relationships highlighted below.

Identity Preserved and Organic grains are primarily sourced from over 1,000 North American growers and suppliers via annual contracts or spot market purchases. There is ample supply of grains to satisfy SunRich Food Group's needs with expanding production in other parts of the world to provide additional supply if crop or market conditions limit North American supply.

Dairy ingredients are purchased from a number of suppliers, primarily dairy producer cooperatives. Product is purchased in the spot market with certain ingredients purchased via short-term supply contracts.

Maltodextrin is purchased on contract from several suppliers. There is substantial production capacity among these Unites States suppliers for maltodextrin.

Honey, molasses, high fructose corn syrup and flour are purchased to specification in the spot market. The supply for these ingredients is sufficient for the present. Supply shortfalls will have an effect on availability and price and would be reflected in finished product pricing for the Group.

The other ingredients, such as guar, oat flour and carbon are supplied by process customers and are not purchased by suppliers of the SunRich Food Group.

Regulation

The SunRich Food Group is affected by governmental agricultural policies. Government-sponsored price supports and acreage set aside programs are two examples of policies that may affect the SunRich Food Group's business. There can be no assurance that government policies will not change from time to time in a manner adverse to the SunRich Food Group's business.

In addition, several of the SunRich Food Group's business activities are subject to US environmental regulations. The SunRich Food Group is involved in the manufacture, supply, processing and marketing of organic seed and food products and, as such, is voluntarily subject to certain organic quality assurance standards. The SunRich Food Group is currently in compliance with all state and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food-handling regulations. Regulatory agencies include the United State Department of Agriculture (USDA), which monitors both the food and grain business. While the SunRich Food Group endeavours to comply in all material respects with applicable environmental, safety and health regulations, there can be no assurance that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable that may have a material adverse effect on the SunRich Food Group's business or financial condition.

Research and Development

In 2000, the SunRich Food Group developed new soy ingredients to accommodate new product adaptation of soy ingredients into various food items. The expanding interest to incorporate soyfoods in consumer's diets creates numerous opportunities to develop soy ingredients that can be incorporated into food developer's menu items. The SunRich Food Group continues to research processing systems and products that are required for the growing natural foods market.

Employees

The SunRich Food Group has 205 full-time employees; 66 salaried employees and 139 hourly workers. The salary workers comprise; 6 who are senior managers engaged in executive and administrative activities, 23 who are production managers, 12 who are engaged in sales and marketing, 21 who are engaged in accounting, administration and customer service, and 4 who are salaried production/maintenance employees. The 139 hourly workers are engaged in production, elevator operations, maintenance, and delivery services. The SunRich Food Group has no union activity and management considers its relations with its SunRich Food Group employees to be good.

Properties

The SunRich Food Group operates from eight locations in Minnesota and Iowa. The Star Valley soy processing plant is located in Afton, Wyoming and is expected to begin operations in the summer of 2001. There are two administration facilities, one located in Hope, Minnesota, which is one hour south of Minneapolis, and one in Alexandria Minnesota, which is two hours north of Minneapolis and six production facilities. The Hope administration offices are located at 3824 Southwest 93rd Street, Hope, Minnesota, 56046 and covers approximately 4,100 square feet. The Alexandria administration offices are located on Geneva Road in Alexandria and are approximately 4,000 square feet.

The Hope production facility is adjacent to the Union Pacific Railroad and utilizes this for its grain elevator business. The Hope site is also adjacent to Interstate 35, is not located in a flood hazard zone and is centrally located within the Owatonna County fire-fighting district. There are three food-processing plants in Alexandria, Bertha and Fosston, Minnesota, which are all in northern Minnesota and are equipped with a multiple of sophisticated stainless steel food production equipment. These facilities have adequate access to Interstate 94. None of these plants are located in a flood hazard zone and two of the three are within communities with local fire fighting services. The SunRich Food Group also has an aseptic packaging plant in Alexandria, Minnesota, ten minutes from the Alexandria administration office and an organic dry-milling corn plant in Cresco, Iowa.

                       The Environmental Industrial Group

The Environmental Industrial Group has two principal business lines:

      (1) The manufacture and distribution of industrial mineral based products such as speciality sands, bentonite clays, abrasives and products for foundry and the steel industry, many of which can subsequently be recycled; and

      (2) The recycling of waste industrial mineral by-products and materials from site reclamation projects; these materials are cleaned, crushed and blended to specific chemistry for resale to cement, steel and related industries

The Environmental Industrial Group's processing of cement additives slows down during January to mid March corresponding to reduced cement production and difficult winter operating conditions, while the foundry and steel businesses are not considered seasonal, which partially offset the seasonal factors. Also, the establishment of the Louisiana manufacturing facility centre during 1998 has helped to mitigate the seasonality of the Environmental Industrial Group sales.

The distribution of products is freight sensitive for lesser value added products and is focused on the Ontario and Quebec markets while the higher value products such as abrasives, garnets, resin-coated sand and frac sand are shipped throughout the US. The annual volume of materials processed and distributed is approximately 250,000 tonnes.

Major Developments during 2000

The major development in 2000 was the purchase of a competitor known as PECAL in February 2000 and the acquisition of Temisca in October 2000, which adds a direct raw material source to the Group. These acquisitions have broadened the Group by expanding the product range offered to existing customers and enable the entry into new market areas.

In the second half of 2000, the Environmental Industrial Group expanded its distribution facility in Louisiana to include an abrasive manufacturing plant and began to import raw materials directly by ship. This facility facilitates the distribution of Barshot products to the marine and industrial markets in the US Gulf area.

Major Products

Barshot: The Environmental Industrial Group has a licence agreement with the patent holder of "Specular Hematite as an Impact Material" which gives the Group the exclusive right to market this material in two central Canadian provinces and 13 Great Lake and northeast Atlantic region states. The Group also has the first right of refusal for a licence in 5 other US states.

Specular Hematite is marketed under the name "Barshot" as a recyclable abrasive providing higher profit margins for the user and competing with existing materials such as garnet, staurolite, aluminium oxide, various slags and steel grit. The Group is continuing to develop agents/distributors primarily for the US exclusive territory, focusing on companies and contractors capable of recycling Barshot.

In 2000, the Environmental Industrial Group continued to develop certain specialty grades of Specular Hematite to be used in industrial markets for higher value applications.

Slag Abrasives: The Environmental Industrial Group continues to market copper slag abrasives under the name "Ebony Grit" into the Ontario and Quebec markets. In 2000, the Group began shipment to New York, New Jersey and Michigan, which has significantly expanded this product's sales.

Garnets: In the second half of 2000, an exclusive agreement was signed with a sand supplier in China, complimenting the established Distributor Agreement with a garnet sand supplier in India. This high value product is sold to the water jet cutting and wet and dry abrasive blasting markets.

Silica Sands: The Environmental Industrial Group will continue to supply its major foundry customers in Quebec and Ontario with silica products; however, growth in this market in 2000 was limited due to competition from a lakesand supplier. The acquisition of Temisca Inc. in the last quarter of 2000 provides the Group with a lower cost and secured supply of silica raw materials. The properties of the Temisca silica sands are suited to the filtration, frac sand, golf course sand and abrasive applications.

Resin Coated Sand: With the first quarter 2000 acquisition of PECAL, the Group is now the dominant supplier of resin coated sand in Ontario and Quebec with the products manufactured at the PECAL Hamilton facility and through the distribution of a US sourced product. Resin coated sand is used exclusively by the foundry industry.

Zircon Sands: In 2000, the Environmental Industrial Group continued the recycling of higher value added products and has an agreement with a large automobile manufacturer in southern Ontario to recycle very high value zircon sand used in the manufacturing of engine castings. This product is produced at the Waterdown location, with a portion of the recycled product sold back to the automobile manufacturer, and the remainder sold into the industrial materials market.

A quality system was put into place during 1996 and 1997 and the BEI operations within the Environmental Industrial Group were awarded ISO-9002 registration after successful completion in May, 1997. A number of ISO-9002 update audits have been successfully completed, the most recent in December, 2000. In the first quarter of 2001, the PECAL facility achieved ISO registration and by the end of 2001, the Group is striving to have all of its operations ISO-9002 registered.

Competition

The Environmental Industrial Group conducts its businesses primarily in the region comprising the Quebec-Detroit corridor and through its new operations at Temisca there will be expansion further into northern Ontario and Quebec. It also distributes through its facility in New Orleans, to the Louisiana Gulf region. The Group is competitive in various surrounding areas such as New York, Michigan, New Jersey and Ohio, for abrasive and other higher value products.

In 1994, the Waterdown site was awarded a Certificate of Approval from the Ontario Ministry of Environment and Energy to recycle non-hazardous and hazardous solid waste. The significance of this Certificate of Approval is that the Environmental Industrial Group can now recycle certain types of solid waste, which it could not recycle without a Certificate of Approval, as these materials have been declared hazardous by the Ontario Ministry of Environment and Energy over the past few years. The Certificate of Approval has no fixed expiry date, however the Company must comply with requirements listed in the terms of the Certificate of Approval to maintain its good standing.

Materials that can be recycled under the Certificate of Approval represent approximately 25% of the materials processed by the Environmental Industrial Group, however management expects that, through product formulation changes, the Group will be able to process additional quantities of materials and incorporate these materials into certain of its existing products. In addition to its higher profit potential, there is a strong strategic fit for the Environmental Industrial Group to process non-hazardous, hazardous and recyclable materials.

The Certificate of Approval serves as a barrier to entry by other operators. The Environmental Industrial Group has one of only two Certificates of Approval in Ontario for the recycling of these materials. The Environmental Industrial Group therefore competes in its recycling business with the holder of the other Certificate of Approval; Philip Services Corp. and Ontario landfill site operators, including those operated by municipal and regional governments. Furthermore, due to the difficulty in gaining local community and political support, it is very expensive and time consuming to obtain a Certificate of Approval.

At present, most solid industrial waste that is hazardous is disposed of at hazardous waste landfill sites. There are three hazardous landfill sites operating in this market: Chemical Waste Management (New York state), Safety-Kleen (Sarnia, Ontario) and Stablex (Blaineville, Quebec).

In general, the Environmental Industrial Group's competitive advantages in its core recycling area include:

      o Superior knowledge of many industrial minerals and the local markets for these materials.

      o Long-standing relationships with both generators and potential users of industrial mineral waste.

      o Efficient and cost effective material handling and processing skills, based on decades of experience.

      o Expertise necessary to provide cement companies and other customers with materials of a consistent and reliable quality and the ability to adjust chemical composition as required.

      o The ability to combine the sale of certain materials with a waste removal service as one transaction.

      o The ability to inventory some materials. This is attractive to cement companies as a source of uninterrupted and "just in time" supply.

      o The Environmental Industrial Group's Waterdown site is known in the market as a recycler, in contrast to the large traditional waste management companies, which derive most of their profit from landfill and trucking operations.

      o The Specular Hematite licence and certain exclusive supply arrangements.

Suppliers

Most of the Environmental Industrial Group's critical raw materials are purchased through approved suppliers to ensure the highest quality and the supplier's ability to adhere to the Group's requirements.

There is an abundance of inorganic materials that are increasingly becoming subject to federal, provincial and state legislative restrictions. The Group expects the supply of contaminated materials from remediation projects to increase, due to increased awareness by the general public and the resulting laws that will require these wastes to be recycled in the future. However, the availability of these materials could be reduced if the demand for recycling subsides.

While the Environmental Industrial Group's sources of hazardous and non-hazardous waste materials are expected to eventually come from a variety of industries, many of the opportunities identified to date are from its existing customer base in the foundry, steel and industrial sandblasting industries.

The Environmental Industrial Group receives materials from over 2,000 suppliers. While the Group has several alternative sources of supply for many of the inputs it requires, it also has several key supplier relationships, which are summarized below.

The Group obtains its key abrasive raw materials from certain Canadian mines. Specular Hematite reserves at the current mine supplier are estimated to be sufficient to supply the Group's needs for many years. Ebony Grit, a product produced from copper slag is supplied on exclusive basis by a Canadian mining and refining company. The Environmental Industrial Group has adequate inventory reserves of this product to meet 2001 demand.

The Group has the exclusive right to distribute certain high purity silica sand to the foundry industry in Quebec and Ontario for US Silica.

The Group represents Bentonite Performance Minerals focusing on sales to the foundry market, as well as other bentonite sales to the industrial market in Quebec and Ontario.

The Group has recently signed an exclusive North American agreement to market garnet from a supplier in India and a second agreement with a supplier in China.

Regulation

The Environmental Industrial Group's business primarily involves the handling of materials, which are inorganic, and mineral based. These types of materials are generally benign and should not give rise to environmental problems.

Accordingly, to date there has been low potential for environmental liabilities to arise. The Ontario Ministry of Environment and Energy has the right to inspect the Waterdown site and review the results of third party monitoring and perform its own testing.

Based on known existing conditions and the Group's experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its financial position, but there can be no assurance that unforeseen changes in the laws or enforcement policies of relevant governmental bodies, or the discovery of changed conditions on the Company's real property or in its operations, will not result in the occurrence of significant costs.

Research and Development

Environmental: In 2000, the Environmental Industrial Group continued to evaluate the processing and recycling of a number of waste mineral streams into higher value added products. These spent materials originating primarily from the foundry, steel and industrial sectors can often be separated back into their original composition, which increases the value of the recycled product and can lead to a greater number of markets.

Specular Hematite: In 2000, the Environmental Industrial Group continued to study the use of Specular

Hematite in a number of value-added markets, requiring fast cutting and cleaning speed, as well as developing new markets in nuclear shielding, non-slip flooring and ballast products.

Employees

The Environmental Industrial Group's 60 employees are engaged in the following, 10 in sales and marketing, 9 in administrative positions, 1 responsible for environmental compliance, 4 in research and quality control, 4 in production supervision and traffic, 4 in plant maintenance, 2 in plant engineering, and 26 are operators at the Company's three plants.

The Environmental Industrial Group's 15 production and maintenance employees at the Waterdown location are represented by Teamsters Local Union #879. The current Collective Bargaining Contract with the Teamsters is in effect from July 5, 1999 to June 30, 2002. The 11 hourly employees at the plant in Hamilton are represented by United Steelworkers of America #16506 and the Agreement is in effect to February 2002. The Company experienced no work stoppages in 2000.

Properties

The Environmental Industrial Group has five locations: the primary operating facility, administrative, laboratory and principal production facilities are located on a 31.6 acre site at 407 Parkside Drive, Waterdown, Ontario, Canada L0R 2H0, which is 40 miles west of Toronto. In addition, the Group has a production facility in Hamilton, Ontario, a distribution/warehouse facility in Lachine (Montreal), Quebec, the Temisca sand property in northern Quebec and a distribution/production facility outside of New Orleans, Louisiana.

The main Waterdown site has a Canadian Pacific Railways rail spur and good access to major highways. This property is owned by the Company and has been pledged as collateral for Canadian $ denominated long-term debt. The Hamilton production facility consists of 3.55 acres and is also pledged for the Canadian $ denominated long term debt.

The Ville Marie, Quebec sand deposit and production facility consists of approximately 120 acres that are owned and 20 acres that are under various mineral leases. There is production and storage equipment on this site and the owned land is pledged towards the long-term debt of Temisca Inc. The production facilities at Temisca are located on leased property. The Montreal, Quebec and Louisiana facilities are leased. The Montreal, Quebec distribution center's lease runs until 2004 and Louisiana's lease is renewable yearly by the Company and the Port Authority of New Orleans.

                        Steam Explosion Technology Group

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

In 1993, the Company completed the turnkey supply of a US$3 million biomass demonstration plant to the Italian Commission for New Technology for Energy and the Environment ("ENEA") in Italy. This plant is the first facility in the world to utilize continuous steam explosion combined with continuous extractions to fractionate biomass into its components to serve in several fibre and chemical end-use applications.

In 1996, the Company delivered a StakeTech System to Weyerhaeuser Company (Weyerhaeuser), which passed its performance tests and was fully accepted by Weyerhaeuser. This was the first sale of a StakeTech System to the pulp and paper industry.

Since 1995, the Company has focused marketing efforts relative to the Steam Explosion Technology on the production of pulp for paper from non-woody fibres and the production of cellulose derivatives.

In August, 1999, Pacitec Inc. acquired exclusive rights to market StakeTech's proprietary pulping systems for non-wood applications in China for a license fee of US$4.0 million payable over twelve years. Maintenance of these rights is conditional on Pacitec making scheduled license fee payments and selling a minimum of 40 StakeTech Systems valued at approximately US$160 million over the twelve-year period. StakeTech retains all rights to the design and manufacture of StakeTech's proprietary steam explosion pulping systems.

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

StakeTech's steam explosion business is not affected by seasonality.

Major Developments in Steam Explosion Technology in 2000

In 2000, Steam Explosion Technology continued to focus on marketing pulping systems to China through Pacitec Inc. In 2000, Pacitec maintained its exclusive rights and all license fee payments due from Pacitec in 2000 were received and taken into revenue in the third quarter of 2000.

In May 2000, Pacitec informed the Company that one of its partners had completed the acquisition of a majority interest in a pulp and paper mill in China and has initiated the project approval process for conversion of the mill to StakeTech's pulping process. This project became the focus of the Company's China initiative in 2000.

In 2000, the Company continued to work with a European client in regards to applying steam explosion to the production of certain high value cellulose derivative products. In 2000, this client requested and received a quotation from the Company for a continuous steam explosion system. This project is at the technical development and evaluation stage.

Competition

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

Suppliers

Waste biomass such as straw is currently available in abundant supply in many parts of the world. If other economic uses for waste biomass increase, the Company may find that the supply of such raw materials is reduced. The unavailability or significantly increased cost of raw materials would have a materially adverse effect on the Company's steam explosion technology business.

In respect of the design and engineering of the customized steam explosion technology systems, the Company provides equipment fabricators with detailed drawings and equipment specifications. All major pieces of equipment and major components have at least two alternate Company approved suppliers.

Regulation

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

Proprietary Technology

The Company recognizes that there exists a threat of others attempting to copy the Company's proprietary StakeTech System and/or appropriate the technology. To mitigate this risk, the normal business practice of the Steam Explosion Technology Group includes the signing of confidentiality agreements with all parties to which confidential information is supplied including all customers and licensees. The Company also holds several patents on its equipment and process technology.

In 2000, the company received approval of a patent application made under the Patent Cooperation Treaty (PCT) agreement. This patent application covers certain proprietary equipment designs relating to the StakeTech System and this approval served as the basis for a patent application made in China in January 2001. China is a signatory to the PCT.

Research and Development

In 2000, Steam Explosion research and development activities related to client specific investigations and focused on the production of pulp from a variety of non-wood fibres including straw, flax fibres and kenaf.

Employees

The Steam Explosion Technology Group has 3 employees: 1 engaged in technical support and R&D, 1 engaged in engineering and 1 engaged in marketing and sales. Since the division subcontracts out the production of its equipment, it does not anticipate significantly increasing the size of its work force until it receives a contract for its equipment. The Company depends and will continue to depend in the foreseeable future on the services of its employees in this division. The loss of one senior person, Mr. John Taylor would have a serious adverse effect on the Company's ability to successfully develop the steam explosion business.

                              Environmental Hazards

The Company believes, with respect to both its operations and real property, that it is in material compliance with environmental laws at all of its locations and specifically with the requirements of its Certificate of Approval issued by the Ontario Ministry of the Environment and Energy on the Environmental Industrial Group property in Waterdown, Ontario Canada.

                              Easton Minerals Ltd.

In addition to its core businesses, the Company has a 32% interest in Easton Minerals Ltd. (Easton), a mining exploration company listed on the Canadian Venture Exchange (EM-CDNX). Easton is in the process of diversifying its business interests beyond mining exploration. The Company's investment is represented by two of Stake's directors who are members of the Easton Board of Directors. It is the Company's intention to sell its interest in Easton in the future, as mining development and exploration is not related to the Company's primary businesses.

                                    Employees

As of March 7, 2001 the Company had a total of 273 employees; 205 in the SunRich Food Group, 60 in the Environmental Industrial Group, 5 at StakeTech's corporate office and 3 in the Steam Explosion Technology Group. A detail of the roles of these employees at each location is discussed in the description of each segment.

Corporate office employees include the CEO, the CFO and three financial/administration support staff members. The President/COO of the Company is included in the steam explosion employees.

 The Company depends and will continue to depend in the foreseeable future on the services of its present officers and key employees. The loss of three or more of these senior persons from the SunRich Food Group, the Environmental Industrial Group, and/or Mr. Taylor from the Steam Explosion Technology Group would have a serious adverse effect on the Company's ability to implement its business plans on a timely basis.

                                   Commodities

The SunRich Food Group uses the commodity futures market on the Chicago Board of Trade to "hedge" its grain positions, as it is common in the grain industry. The SunRich Food Group will buy or sell future contracts to offset its cash grain purchase and sales contracts, effectively protecting the company's margins. This process is considered a "hedge" and is non-speculative in nature. The accounting for commodities is monitored daily and the transactions arising from these activities are booked to as income or expense on a monthly basis.

There are no future contracts in the Environmental Industrial Group or the Steam Explosion Technology Group or related to corporate activities.

Item 2. Description of Properties

Steam Explosion Technology Group and Corporate

The Company's executive offices and the Steam Explosion Technology Group are located at 2838 Highway 7, Norval, Ontario, Canada L0P 1K0. The property is approximately 10 acres and is within 15 minutes of Pearson (Toronto) International Airport. The property consists of three principal buildings, the corporate office; which covers approximately 7,500 square feet, a separate laboratory facility and a pilot plant facility. The Company owns this property and no lien or mortgage is held against this property.

Environmental Industrial Group

The Environmental Industrial Group operates from five locations, three owned and two leased. The primary operating facility, administrative, laboratory and principal production facilities are located on a 31.6-acre site at 407 Parkside Drive, Waterdown, Ontario, Canada L0R 2H0, which is 40 miles west of Toronto. In addition, the Group has a production facility in Hamilton, Ontario, a distribution/warehouse facility in Lachine (Montreal), Quebec, a production facility in Northern Quebec and a distribution/production facility outside of New Orleans, Louisiana. A detailed description of these properties is included in the description of this segment earlier in this document.

SunRich Food Group

The SunRich Food Group operates from eight locations in Minnesota and Iowa. SunRich Food Group owns all of these locations. There are two sales and administration facilities; one is located in Hope, Minnesota, which is one hour south of Minneapolis and the other Alexandria, Minnesota, which is two hours north of Minneapolis and six production facilities, located in Hope, Alexandria, Fosston and Bertha, Minnesota, as well as in Cresco, Iowa and one under construction in Afton, Wyoming. The Hope administrative offices and the main contact location for the SunRich Food Group is located at 3824 Southwest 93rd Street, Hope, Minnesota, 56046. A detailed description of these properties is included in the description of this segment earlier in this document.

Item 3. Legal Proceedings

The Company has filed a claim against a former director relating to certain actions taken when he was the President of its operating division, BEI. The former director has counter-claimed against the Company and its subsidiaries, the Chairman of the Company and Easton, the Company's 32% equity investment. In addition, this former director has claimed that the Montreal distribution facility that the Environmental Industrial Group leases from the former director needs significant repairs.

The Company and its legal counsel believe in the first matter their claim has merit and that the counter-claim is without merit. In the second matter, the Company has determined that it is connected to the first matter, and the Company and its legal counsel believe the claim is without merit as to the full extent of the claim. It cannot be determined if there will be any recovery by the Company at this time or if there will be an additional loss to the Company, and no provision has been made in the Company's financial statements in respect of these matters.

The SunRich Food Group has not been and is not currently a party to any material litigation.

The Environmental Industrial Group has not been and is not currently a party to any material litigation.

The Steam Explosion Technology Group has not been and is not currently a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table indicates the high and low bid prices for Stake's common shares for each quarterly period during the past two years as reported by Nasdaq. The Company's common shares trade on The Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol STKL. The prices shown are representative inter-dealer prices, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

                            Trade Prices (US Dollars)

====================================================================================================
                 2000                                    HIGH                                  LOW
----------------------------------------------------------------------------------------------------
First Quarter                                           2.4688                                0.7812
----------------------------------------------------------------------------------------------------
Second Quarter                                          1.9062                                1.0312
----------------------------------------------------------------------------------------------------
Third Quarter                                           1.8125                                1.0938
----------------------------------------------------------------------------------------------------
Fourth Quarter                                          1.8125                                 1.25
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                 1999                                    HIGH                                  LOW
----------------------------------------------------------------------------------------------------
First Quarter                                          1.46875                                0.625
----------------------------------------------------------------------------------------------------
Second Quarter                                         1.53125                                 0.75
----------------------------------------------------------------------------------------------------
Third Quarter                                          1.46875                               0.46875
----------------------------------------------------------------------------------------------------
Fourth Quarter                                         1.46875                                0.6875
====================================================================================================

At December 31, 2000, the Company has 750 record holders. Based on proxy requests from shareholders and nominee holders at the last annual meeting date, the Company estimates that there are at least 3,300 beneficial holders of the Company's common shares. The Company has never paid dividends on its common stock and does not anticipate paying dividends for the foreseeable future. The receipt of cash dividends by United States shareholders from a Canadian corporation, such as the Company, may be subject to Canadian withholding tax.

There have been two sales of unregistered securities in 2000 and 2001 connected to acquisitions the Company has made. The first is the 7,000,000 common shares issued to purchase Northern Food & Dairy, Inc. in September, 2000 and the 833,333 common shares issued as part of the consideration to acquire Jenkins & Gournoe in February, 2001. Both of these acquisitions are discussed under
Section 1. Description of Business.

Item 6. Management's Discussion and Analysis or Plan of Operations

The Company is pleased to report net earnings of $3,374,000 or $0.15 per share in 2000 compared to $1,524,000 or $0.09 per share in 1999, and a 115% increase in revenue for 2000 to $101,653,000 (1999 - $47,304,000).

All operating companies were profitable with the exception of Nordic, which is in a start-up phase of its Tetra pak packaging facility and recorded a $1,104,000 after tax loss for the period. In addition, SunRich's profits were reduced by a $707,000 after tax loss for the year from its discontinued veggie burger product line. The related closure costs were expensed in the year and are included in the $707,000. Although these losses reduced earnings per share by $0.08, earnings per share still rose by 67% for 2000 versus 1999.

The assets of the Company have grown 162% from $35,434,000 in 1999 to $92,866,000 at December 31, 2000, and the shareholders equity has increased 84%, from $18,098,000 to $33,277,000, while the number of shares issued have increased 36.5% from 20,653,788 at December 31, 1999 to 28,186,972 at December 31, 2000.

The changes to the size of the Company's operations and assets are primarily a result of the Company's acquisition strategy over the past year.

Acquisition of Businesses

The acquisition of these companies has been accounted for using the purchase method and the purchase price has been allocated to the assets acquired and the liabilities assumed based on management's best estimate of fair values, and described in detail in table format in note 2 of the audited financial statements. The consolidated financial statements include the results of operations of the acquired business from the date of the acquisition.

PECAL - On February 29, 2000, the Company acquired 100% of the common shares of George F. Pettinos (Canada) Limited, also know as PECAL from US Silica for $4,682,000 cash. The acquisition of PECAL eliminated a competitor in some product lines and expands the products offered for sale by the Environmental Industrial Group. The excess of the purchase price over the net assets acquired on PECAL is $1,103,000, was allocated to goodwill and will be amortized over twenty years, giving rise to an annual charge of $55,000.

Northern - On September 15, 2000, the Company acquired 100% of the common shares of Northern Food & Dairy, Inc, from its three shareholders for $11,190,000 by the issuance of 7,000,000 common shares and 500,000 common share warrants exercisable at US$1.50 for five years, and cash consideration of $608,000. The excess of the purchase price over the net assets acquired on Northern is $6,341,000 was allocated to goodwill and will be amortized over twenty years, giving rise to an annual charge of $317,000.

Nordic - On April 19, 2000, SunRich Inc. and Northern created a corporate joint venture to operate a soymilk packaging plant owned by Hoffman Aseptic Inc. On August 15, 2000, Nordic acquired certain assets of Hoffman Aseptic Inc. and assumed certain debts. The total cash cost of this acquisition at August 15, 2000 was $380,000. Upon the acquisition of Northern on September 15, 2000, the Company owned 100% of Nordic as of September 15, 2000. The excess of the purchase price over the net assets acquired on Nordic is approximately $157,000 was allocated to goodwill and will be amortized over twenty years and will result in an annual charge of $8,000.

Temisca - On October 31, 2000, the Company acquired Temisca, Inc. a private sand deposit and manufacturing company in Ville Marie, Quebec. The purchase price was $1,676,000 and was paid by the payment of $926,000 to the vendor as well as acquisition costs and the issuance of a $750,000 note payable which bears interest at 5% and is repayable over 5 years. There was no goodwill on the acquisition of Temisca.

1997 Change to Capital Structure

A change to the Company's capital structure in 1997 was made under rules of the Canadian Business Corporations Act, the Company's incorporating statute that must be disclosed in its financial statements for 10 years to December 31, 2006.

In 1997, the shareholders of the Company agreed to reduce the stated capital account of the Company's common shares by $25,026,000 through a reduction of the deficit.

2000 Operations Compared with 1999 Operations

Consolidated

Revenues in 2000 increased by 115% to $101,653,000 from $47,304,000 in 1999 and the Company's earnings for 2000 increased by 121% to $3,374,000 or $0.15 per common share compared to $1,524,000 or $0.09 per share for the year ended December 31, 1999. The increase in the Company's revenues is due to the 2000 results having SunRich's operations being included for twelve months rather than five months in 1999 and the acquisitions of PECAL, Northern and Nordic during 2000.

While earnings increased 121%, earnings per share increased 67% as earnings per share in 2000 was based on an increased number of shares outstanding due to the acquisition transactions in 2000. The weighted average number of common shares in 2000 was 22,975,986 (1999 - 17,384,644).

US readers should note that due to differences between Canadian and US GAAP, earnings for the 2000 under US GAAP are $2,571,000 or $0.11 per common share (1999 - $1,449,000 or $0.08 per common share). Note 17 to the audited financial statements itemize these differences.

Cost of sales increased by 117% to $87,046,000 for the year ended December 31, 2000 compared to $40,127,000 for the year ended December 31, 1999. As noted in the revenue analysis above, the increase in cost of sales is related to the sales increase resulting from the acquisitions made in mid 1999 and during 2000.

The Company's consolidated gross margin was 14.4% in 2000 compared to 15.2% in 1999 due to slightly lower margins in the SunRich Food Group.

Research and development costs relate to the Steam Explosion Technology Group and were $200,000 in 2000 compared to $367,000 in 1999. The decrease in research based steam explosion activities in 2000 was as a result of lower employee costs due to a more focused effort towards the marketing and sale of the technology rather than research.

Administration and market development expenditures increased 113% in 2000 to $10,570,000 compared to $4,953,000 for the year ended December 31, 1999. The increase in administrative costs is due to the acquisitions made in mid 1999 and during 2000, and the increased costs of operating a larger public company.

Amortization of patents, trademarks, licences and goodwill increased to $524,000 in 2000, compared to $183,000 in 1999 due to the amortization of new goodwill arising on the acquisitions of Northern, Nordic and PECAL in 2000 and a full year of amortization on the mid 1999 SunRich acquisition.

The Company's earnings from operations increased by 98% to $3,313,000 in 2000 from $1,674,000 in 1999, as a result of these previously related changes to the Company.

Interest on long-term debt and other interest expense increased to $1,527,000 in 2000 from $361,000 in 1999, due principally to the SunRich Food Group's debt obligations. Canadian debt held by the Environmental Industrial Group and Corporate Office represents $416,000 of interest expense in 2000 and SunRich Food Group's interest expense in 2000 was $1,111,000.

Interest and other income increased to $402,000 in 2000 from $181,000 in 1999 due an increase in interest earned in the Company in 2000 over 1999, principally due to the interest income on long term receivable.

The gain on purchase of preference shares of $175,000 (1999 - $nil) results from the purchase of the preference shares outstanding in a subsidiary company at a value less than their carrying value.

The share of losses of equity accounted investees of $48,000 (1999 - $321,000) and dilution gain of $140,000 (1999 - $nil) is related to the Company's 32% equity investment in Easton Minerals Ltd. (Easton) a mining exploration company listed on the Canadian Venture Exchange (EM-CDNX). Dilution gains result from the increase in equity value of Easton due to issues of capital above Stake's carrying cost of this investment. The market value of Easton is based on limited trading values, and while it is unlikely that these values will be received upon the sale of this investment at this time, sale proceeds could add to the Company's net equity and management plans to use any cash proceeds to reduce debt and increase working capital. US readers should note that dilution gains are not recognized as income for US GAAP purposes due to the development stage nature of Easton, and accordingly, the effects of this gain are reversed in Note 17 of the Company's financial statements.

The Company's investment in Easton is carried at a book value of $382,000. The market value of Easton at December 31, 2000 is $531,000; at March 7, 2001 the market value was $442,000 (March 13, 2000 - $3,932,000). On June 15, 1998, the
Company's Board decided to sell its holdings in Easton as mining development and exploration are not related to the Company's primary businesses, and has filed appropriate notification of this intent with Easton's regulators.

Earnings before taxes increased by 134% to $2,506,000 in 2000 from $1,072,000 in 1999, as a result of these changes.

The Company recorded the benefit of previously unrecognized Canadian loss tax loss carry forwards of $1,798,000 (1999 - $635,000) and provided a tax provision of $864,000 (1999 - $183,000) on the net earnings of the SunRich Food Group. Due to the complex US tax structure, the Company was unable to recognize the tax benefit of Nordic's start-up losses. The Company has since restructured the SunRich Food Group, which provides for more effective tax strategies. The Nordic tax loss carry forward will be recognized when Nordic becomes profitable. The resulting net tax recovery increased net earnings by 122% to $3,374,000 from $1,524,000 in 1999.

Segmented Operations Information

The SunRich Food Group

The SunRich Food Group contributed 68.7% or $69,822,000 of the $101,653,000 in total revenue (1999 - five months - $24,991,000). In 2000, SunRich sales were $59,693,000, and Northern sales were $10,129,000, for the three and one-half month period since acquisition on September 15, 2000. As Nordic was in pre-operating stage until December 31, 2000 all revenues and certain operating costs were deferred in accordance with Canadian GAAP.

The Sunrich Food Group's cost of sales in 2000 was $60,721,000 (1999 - five months - $22,340,000). The SunRich Food Group's margin in 2000 was 13% (1999 - 10.6%). The increased margin results from higher margins in the food processing business of Northern.

In 2000, the SunRich Food Group's administration costs were $6,800,000 (1999 - five months - $2,005,000). The increase in these costs is due to the twelve versus five months of administration costs being included for SunRich, and the administration costs of Northern and Nordic since acquisition.

Pre-tax earnings of the SunRich Food Group were $1,230,000 (1999 - five months - $492,000). The net earnings of the Sunrich Food Group were $366,000 (1999 - five months - $309,000). The net earnings of the SunRich Food Group were significantly impacted by the after tax loss from the start-up of the Nordic Tetra-Pak operations of $1,104,000 and a $707,000 after tax loss from the veggie burger business that was closed prior to December 31, 2000. The Company expects Nordic to be profitable by the third quarter of 2001.

The Company has not recognized the benefits of the Nordic tax losses of approximately $2,200,000. Therefore, the effective tax rate increased in 2000 to 70% compared to 37% in 1999. The benefit of a portion of these losses will be recognized when Nordic becomes profitable. The remaining portion of the losses relates to Northern's interest prior to the Company's acquisition of Northern would be applied to reduce goodwill.

Environmental Industrial Group

The Environmental Industrial Group contributed 30.8% or $31,286,000 of 2000 consolidated sales (1999 - $21,829,000). In 2000, the Environmental Industrial Group sales increased by 43.3% due to the purchase of PECAL in February and Temisca in October, 2000 and growth in the existing business lines. Sales consisted of sales of abrasives, foundry sands and other products of $29,081,000 (1999 - $19,215,000), recycling revenues of $1,832,000 (1999 - $2,614,000) and
Temisca sales for two winter months were $373,000 (1999 - $nil).

Cost of sales in 2000 attributable to the Environmental Industrial Group were $26,272,000 (1999 - $17,667,000), The Environmental Industrial Group's margin decreased to 16% in 2000 from 19.1% in 1999, due to tight price competition in some of the Environmental Industrial Group's principal product lines.

The Environmental Industrial Group's operations accounted for $2,253,000 of consolidated administration costs (1999 - $1,722,000). The 30.8% increase in these costs is due to the addition of three salesmen and the retention of administration staff from the PECAL acquisition to create a new customer service function for the Environmental Industrial Group and the costs of running a larger Group with more locations.

Pre-tax earnings from operations of the Environmental Industrial Group were $2,579,000 (1999 - $2,058,000).

Tax expense of $66,000 (1999 - $nil) for the Environmental Industrial Group relates to the earnings of Temisca Inc. Due to the loss carry forwards of the Canadian legal entity, no provision for income taxes has been recorded for the earnings of BEI/PECAL. The benefits of these loss carry forwards of $1,798,000 (1999 - $635,000) have been recorded in the Steam Explosion Technology Group and Corporate segment.

Net earnings of the Environmental Industrial Group were $2,513,000 for fiscal 2000 compared to $2,058,000 for fiscal 1999.

Steam Explosion Technology Group and Corporate Activities

Of the $101,653,000 in total revenues 0.5% or $545,000 was derived from the Steam Explosion Technology Group and corporate sales (1999 - $484,000).

Steam Explosion Technology Group and general corporate revenues of $545,000 in 2000 were generated from steam explosion licence fee revenue and private industry projects of $231,000 (1999 - $410,000) and other corporate revenues were $314,000 (1999 - $74,000). No steam explosion equipment sales were made in 2000 or 1999.

Steam Explosion Technology Group's cost of sales was $53,000 (1999 - $120,000), which primarily relates to standard amortization charges.

Steam Explosion Technology Group and corporate margins were $492,000 or 90.3% on $545,000 of revenue or (1999 - $364,000 on $484,000 of revenue or 75.2%) due to the nature of the revenues in this Group.

Steam Explosion Technology Group's marketing and demonstration and corporate administration expenses were $1,517,000 (1999 - $1,226,000). The increase in these costs were due to more aggressive investor relations activities, the increased costs of insurance, salaries and other costs of operating a larger public company and increased marketing and travel costs incurred towards securing a steam explosion equipment sale in China.

The loss from operations before tax of $1,303,000 (1999 - $1,478,000) is principally due to the additional corporate costs of operating a larger public company being charged to this segment.

Liquidity and Capital Resources at December 31, 2000

Assets

Cash and short-term deposits decreased to $1,013,000 at December 31, 2000 from $2,464,000 at December 31, 1999. The decrease is due to cash being used to run the corporate office and the cash costs to pay the fees and other costs associated with acquiring companies over the year being drawn from existing cash as the operating groups internally use the cash they produced for their respective businesses.

Trade accounts receivable increased to $13,111,000 at December 31, 2000 from $7,016,000 at December 31,

1999 due largely to the acquisitions. Trade receivables at December 31, 2000 related to the Environmental Industrial Group were $4,836,000 (1999 - $3,375,000); SunRich Food Group was $8,250,000 (1999 - $3,463,000) and general corporate activities and Steam Explosion Technology Group was $25,000 (1999 - $178,000).

The note receivable of $5,186,000 and the other long-term payable of $1,651,000 are all related to an agreement with a major European based company to supply product that was signed by Northern before it was acquired. This agreement required Northern to expand a food processing plant to the customer's specifications. In accordance with the terms of the agreements the customer is required to pay Northern 36 monthly instalments of US$119,000 following the customer's acceptance of the plant specifications. The agreement also requires Northern to provide the customer with a product rebate beginning three years after production at the plant commences, until US$1,720,000 is repaid.

Upon acquisition of Northern on September 15, 2000, the Company assigned fair values of $5,534,000 to the note receivable and $1,587,000 to the product rebate payable based on the cash flows associated with these financial instruments discounted at a rate of 9.5%.

During the period of September 16 to December 31, 2000, Northern received payments of $543,000 on the note receivable from this agreement and recorded imputed interest income of $131,000 from the note receivable, which is included in the $402,000 of interest and other income. Imputed interest expense of $47,000 was recorded on the product rebate payable and is included in the $1,455,000 of interest expense on the income statement.

Inventories increased to $15,290,000 at the end of 2000 from $8,589,000 at December 31, 1999, principally due to the acquisitions made during the year. The SunRich Food Group comprise $10,064,000 of this balance (1999 - $5,145,000) and the Environmental Industrial Group's inventory was $5,226,000 (1999 - $3,444,000). The Steam Explosion Technology Group is not required to carry inventory.

Future income tax assets of $954,000 at December 31, 2000 (1999 - $1,020,000) consists of $715,000 (1999 - $635,000) of Canadian tax losses and scientific research expenditures recorded by the Canadian entity in the current year and the remaining balance of $239,000 (1999 - $385,000) relates to the SunRich Food Group's accounting reserves. The Company believes that it is more likely than not that the tax benefit of the recorded assets will be realized.

The Company has formal capital commitments of approximately $300,000 at of December 31, 2000, relating to normal equipment replacement at the SunRich Food Group, the Environmental Industrial Group, in the Steam Explosion Technology Group and corporate office.

In 2000, $667,000 (1999 - $500,000) was spent in the Environmental Industrial Group for machinery and equipment improvements in Waterdown, establishment of additional facilities is Louisiana, general upgrading of computers and the acquisition of accounting software that is year 2000 compliant. In 2000, the SunRich Food Group spent $4,631,000 (1999 - $591,000) on capital expenditures principally on the construction of new production facilities at Northern's plant in Fosston connected to the agreement with the major European Company and a new grain storage bin at SunRich's location in Hope. In 2000, $55,000 (1999 - $47,000) was spent by the Steam Explosion Technology Group and at corporate office primarily on computer equipment.

The Company's capital budget for 2001 is $7,660,000. The Environmental Industrial Group's capital budget for 2001 is $1,205,000 and is to improve and replace production equipment. SunRich Food Group's capital budget is US$4,291,000 principally for production equipment expansion and replacement, and the remaining equipment needs of the Wyoming soy plant, but the largest individual component of the capital plans for 2001 is a proposal to construct additional warehouse space attached to Nordic's plant to decrease the dependence and costs of third party storage and decrease the cost of moving inventories.

There are no plans to make significant capital expenditures during 2000 at Stake's steam explosion pilot plant. Corporate office has a capital budget of $50,000 to make office furniture and computer upgrades. The Company's capital needs will be provided by a combination of internal cash flow, capital leases and new mortgages or loans.

Investments increased to $382,000 in 2000 from $281,000 in 1999 due primarily to the dilution gain of $140,000 (1999 - $nil), by advances of $9,000 (1999 - $37,000) offset by the equity loss on Easton of $48,000 (1999 - $321,000). During the year, advances of $104,000 were converted to 980,103 common shares of Easton.

Goodwill increased to $11,231,000 at December 31, 2000 from $3,922,000 at December 31, 1999 due to the $1,103,000 in goodwill recorded on the acquisition of PECAL, $157,000 of goodwill acquired on the purchase of Nordic and the $6,341,000 in goodwill recorded on the acquisition of Northern offset by amortization of this goodwill on these three purchases from the date of acquisitions and goodwill recorded on BEI in 1995 and the acquisition of SunRich in 1999.

The Company deferred $768,000 of pre-operating costs related to Nordic, which is comprised of the portion of the operating losses from April to December 31, 2000 that were related to the start up phase of the plant. This amount will be written off equally over the next 36 months. The Company also expensed $1,104,000 of certain operating costs, administration expenses and interest costs related to Nordic during 2000, which were in addition to the costs deferred during the year. US readers should note that the $768,000 of pre-operating costs have been expensed under US GAAP.

Patents, trademarks, licences and other assets have decreased to $432,000 from $446,000 at December 31, 1999 due mainly to standard amortization.

Current liabilities

Accounts payable and accrued liabilities increased to $19,359,000 in 2000 from $10,179,000 in 1999. The increase is due to the addition of the larger balances from the larger SunRich Food Group, which are $15,259,000 of the balance at December 31, 2000.

Included in the accounts payable and accrued liabilities is an accrued recycling reserve of $298,000 (1999 - $384,000) which relates to the Environmental Industrial Group and represents the future costs to process and dispose of the reclaimed materials that the Waterdown site that has the Certificate of Approval from the Ontario Ministry of the Environment and Energy has accepted for recycling and were on site at December 31, 2000.

Customer deposits of $1,262,000 at December 31, 2000 (1999 - $1,618,000) are
related to cash deposits made by the SunRich Food Group customers in 2000 for year 2001 customer purchases. No recognition of revenue or accrual of costs is booked on these transactions until the goods are shipped.

Lines of Credit

The Company has Canadian bank lines of credit of $4,300,000 and US$4,000,000. Of these amounts the $4,000,000 is from the Company's' primary Canadian banker for use of the Environmental Industrial Group, the Steam Explosion Technology Group and the corporate office, which is secured against a margin of accounts receivable and inventory of BEI/PECAL. In addition, Temisca, Inc., which is part of the Environmental Industrial Group, has an unsecured line of credit of $300,000. The SunRich Food Group has two separate lines of credit totalling US$4,000,000 with two different financial institutions, of which US$1,000,000 is secured against a margin of accounts receivable and inventory of Northern and US$3,000,000 is secured against a margin of accounts receivable and inventory of SunRich. At December 31, 2000, US$900,000 is drawn against the US$3,000,000 facility and US$950,000 against the US$1,000,000 facility. The Environmental Industrial Group is not drawn against the $4,000,000 facility at December 31, 2000, and Temisca had $125,000 drawn against the $300,000 facility at December 31, 2000.

In addition to the above cash draws against the lines of credit, at December 31, 2000, $900,000 (1999 - $1,116,000) was drawn on an off balance sheet basis against the $4,000,000 Canadian facility for a letter of credit to the Ontario Ministry of the Environment and Energy for the Certificate of Approval; to two key suppliers and for security on the Louisiana lease. There are no amounts drawn on an off balance sheet basis against the US lines of credit at December 31, 2000.

Long Term Debt - Corporate Debt

The Company's term bank loan from the acquisition of BEI in 1995 was reduced to $800,000 at December 31, 2000 from $1,400,000 at the end of 1999 by scheduled payments of $600,000.

During the year, the Company borrowed an additional $4,200,000 to finance the purchase of PECAL. Under a new payment schedule both the $800,000 and the $4,200,000 each have a 5-year amortization period and currently a 3-year term with payments of $300,000 per quarter being pro-rated against both the $800,000 and $4,200,000 loan based on quarterly payments started on January 31, 2001 with interest at the bank reference rate + 1 % or banker's acceptances + .0.88%; the Canadian prime interest rate is currently 6.75%. Full or partial repayment of the term bank loan is permitted based on the maturity of the underlying debt instruments. These term loans are collateralized by first mortgages on certain property located in Waterdown and Hamilton, Ontario and a pledge of certain book debts, investments and other assets of the Canadian parent company.

In December, 2000, Stake the Canadian parent company advanced the SunRich Food Group US$1,000,000 which was the proceeds of a US$1,000,000 four year loan from its principal Canadian bankers which bears interest at US bank reference rate + 1% and is repayable in blended interest and principal payments of US$25,000 per month. The US dollar term loan is collateralized by an assignment of the shares of Northern.

Environmental Industrial Group Debt

There are three loans related to this group totalling $1,705,000 requiring payments of $18,000 monthly and one annual payment of $150,000. The note payable of $750,000 is unsecured and is due to the vendor of Temisca, Inc., and is repayable over 5 years and bears interest semi annually at 5%. The mortgage payable for $491,000 bears interest at 8%, and is repayable over 60 months. The $464,000 term loan bears interest at 7.87% on a renewable 3-year term loan. The mortgage payable and the term loan are collateralized by property, plant and equipment of Temisca.

SunRich Food Group Debt

The SunRich Food Group has eight individually significant loans and mortgages payable, which total $21,216,000 at December 31, 2000 (1999 - $2,184,000).

There are three loans secured directly against SunRich, Inc. assets, which total $3,810,000 at December 31, 2000 (1999 - $2,184,000). These loans include a
$412,000 note payable with payments of US$3,094 through July, 2013 and a note payable of $398,000 with interest and principal payments of US$29,048 through to November, 2006. Both loans are at the US bank reference rate, which at December 31, 2000 was 8.75%.

The third note payable included in this balance is for $3,000,000 with interest only at 9.375% to February 2002 and thereafter semi-annual principal and interest payment of US$66,000 through February, 2016. These three loans are secured against the property, plant, equipment and intangibles of SunRich, Inc.

There are four loans directly secured against Northern's assets that total $12,120,000 at December 31, 2000.

These loans include a note payable for $6,251,000 with interest at 9.45% due in monthly payments of US$144,043 through September, 2003. Collateral for this loan consists of the Fosston production facility and equipment related to this plant constructed under agreement for a major European company as well as an assignment of the production contract and the note receivable. The note payable for $4,824,000 has monthly payments of US$53,918 through September, 2007 with interest at 3% above 30 day commercial paper rate (9.3% at December 31, 2000).

The mortgage payable of $583,000 bears interest at 10% payable at US$6,000 per month through October, 2008 and is collateralized by equipment. The mortgage payable of $462,000 is secured against certain property with interest only at 9.375% due August 2005, comprise the remaining balances of Northern's debt payable. All of Northern's assets are secured under these four agreements.

Nordic has a $5,286,000 loan which bears interest at US Prime + 1% which at December 31, 2000 was 9.5%. Monthly principal payments of US$44,048 through August, 2007 are required and the loan is collateralized by the property, plant, equipment and intangibles of Nordic.

Northern and SunRich have co-guaranteed this loan payable by Nordic. The loan contains restrictive financial covenants for Northern, SunRich and Nordic. As at December 31, 2000, Nordic was not in compliance with certain of the financial covenants. However, on April 12, 2001, the Company entered into an agreement with the lender whereby the lender agreed to not take any action until April 15, 2002, with respect to the various covenant breaches, which existed at December 31, 2000. As part of the agreement the Company renegotiated the financial covenants of the bank loan payable and agreed to place US$264,000 on deposit with the lender. This agreement is subject to the Company complying with certain new financial covenants detailed in the agreement. As at April 12, 2001, the Company is in compliance with the new financial covenants and expects to remain in compliance throughout 2001. At December 31, 2000, $4,493,000 of the $5,286,000 bank loan payable has been classified as a long-term obligation in these financial statements.

The Company has total capital lease obligations of $859,000 principally for production equipment in the SunRich Food Group and to a lesser extent for the Environmental Industrial Group which bear interest at a weighted rate of 10.25% and are due in various instalments through 2005.

There are also other loans, which total $1,275,000, which are predominately related to the SunRich Food Group for miscellaneous debts, and car loans which bear interest at a weighted average of 7.5% and are due in varying instalments through to July, 2007.

Substantially all of the Company's assets are pledged as collateral under various lending agreements, with the exception of the real property at Stake's corporate offices in Norval, and the lease and physical assets in Louisiana.

The Company considers its relationship with its principal Canadian bankers and the various Sunrich Food Group bankers to be satisfactory.

The Company believes that the cash to be generated from operations in 2001, its current cash and cash equivalents, its available lines of credit and its ability to secure additional financing through combining its US lines of credit in 2001, are sufficient for the Company's operations during 2001.

Other long-term liabilities

The long-term future tax liability of $1,508,000 (1999 - $579,000) relates principally to the SunRich Food Group and is related to the values assigned in the opening balance sheet on the acquisition of Northern in 2000 and SunRich in 1999. These balances represent differences between accounting and tax basis of assets and liabilities primarily related to property, plant and equipment offset by the benefit of losses carried forward.

The short-term portion of the preference shares in subsidiary companies increased from $240,000 in 1999 to $387,000 in 2000 due to $148,000 of preference shares of Temisca. This balance is due when Temisca achieves certain profit and balance sheet stability tests which management anticipates will be achieved during fiscal 2001. The remaining balance is the scheduled yearly payments for the preference shares related to the purchase of land in the BEI acquisition.

The long-term portion of the preference shares of subsidiary companies was reduced to $462,000 from $607,000 as a result of the scheduled payments in 2000, which totalled $170,000 in cash payments.

Cash Flow

Cash flow provided by operations before working capital changes for the year ended December 31, 2000 increased by $1,935,000 to $4,421,000 (1999 -
$2,486,000) due principally to the $1,850,000 in increased earnings in 2000 over 1999.

Cash flow provided by operations after working capital changes decreased to $55,000 for the year ended December 31, 2000 (1999 - $5,004,000) due to a significant use of cash required to pay acquired obligations in 2000, primarily by Northern and PECAL.

Cash used in investment activities increased to $10,820,000 in 2000 (1999 - $1,273,000) due principally to larger acquisition of property, plant and equipment in 2000 of $5,353,000 compared to 1999 of $1,138,000 due to the greater number of locations of both the Sunrich Food Group and the Environmental Industrial Group; due to the acquisitions in the past year, as well as the larger amount of net investment of $5,359,000 made in acquiring companies (1999
- $24,000).

Cash provided by financing activities was $9,270,000 in 2000 (1999 - used for financing of $1,422,000). The increase in cash from financing in 2000 is principally due the new debt acquired to purchase PECAL and to finance certain acquisitions of property, plant and equipment offset by scheduled debt repayments in 2000. In 1999, the debt repayments exceeded the issuance of new debt.

1999 Operations Compared with 1998 Operations

Revenues in 1999 increased by 114% to $47,304,000 from $22,077,000 in 1998 and the Company's earnings for 2000 were $1,524,000 or $0.09 per common share compared to $822,000 or $0.06 per share for the year ended December 31, 1998.

Revenues in 1999 were derived from the SunRich Food Group of $24,991,000, from the Environmental Industrial Group 1999 sales were $21,829,000 (1998 - $21,995,000) and Steam Explosion Technology Group and corporate sales in 2000 were $484,000 (1998 - $82,000). Substantially all revenues in 1998 were derived from the Environmental Industrial Group.

In 1999, Environmental Industrial Group sales consisted of sales of abrasives, foundry sands and other products were $19,215,000 (1998 - $19,006,000) and recycling revenues were $2,614,000 (1998 - $2,989,000). The SunRich Food Group's $24,991,000 of sales since acquisition were from identity preserved specialty products of $13,320,000 or 53% of sales, soy and soybean product sales of $5,450,000 or 22% of sales; other grain sales of $4,328,000 or 17% of sales; feed sales of $1,140,000 and other sales of $753,000. Steam Explosion Technology Group's and general corporate revenues of $484,000 in 2000 were generated primarily from steam explosion licence fee revenue of $399,000 (1998 - nil). Private industry technology projects generated revenue in 2000 of $11,000 (1998
- $16,000), and other corporate revenues were $74,000 (1998 - $66,000). No equipment sales were made in 1999 or 1998.

Cost of sales increased by 132% to $40,127,000 for the year ended December 31, 1999 compared to $17,308,000 for the year ended December 31, 1998. The increase in cost of sales is primarily related to the acquisition of SunRich. Cost of sales in 1999 attributable to the Environmental Industrial Group were $17,667,000 (1998 - $17,195,000), and on SunRich cost of sales was $22,340,000.
Steam Explosion Technology Group cost of sales was $120,000 (1998 - $113,000), which primarily relates to standard amortization charges.

Environmental Industrial Group's cost of sales in 1999 from abrasives, foundry and other products was $15,745,000 (1998 - $14,515,000) and recycling of $1,922,000 (1998 - $2,680,000). The margins in products contained in the abrasive, foundry and other category have improved slightly to 26.5 % from 23.6% in 1998. Recycling margins have increased in 1999 over 1998 due to an increase in the incoming recycling fees and stable freight costs.

SunRich's cost of sales since acquisition from identity preserved specialty products of $11,944,000; soy and soybean product sales of $4,778,000 other grain sales of $4,225,000; feed sales of $1,062,000; and other sales of $331,000.

The Company's gross margin was 15.1% in 1999 compared to 21.6% in 1998 due to the lower margins in the SunRich Food Group. The Environmental Industrial Group's margin decreased to 19.1% in 1999 from 21.8% in 1998, due to tight price competition in some of the principal product lines. SunRich's margin was 10.6% for the five months since acquisition. Steam Explosion Technology and Corporate Group and corporate margins were 75.2% due to the nature of the revenues in this Group.

Research and development costs, principally related to Steam Explosion Technology and Corporate Group was $367,000 in 1999 compared to $357,000 for the year ended December 31, 1998 due to minor increases in research into non-wood applications for steam explosion technology during 1999.

Administration and market development expenditures increased in 1999 to $4,953,000 compared to $3,419,000 for the year ended December 31, 1998. In 1999, SunRich Food Group's administration costs were $2,005,000, Environmental Industrial Group's operations accounted for $1,722,000 of the administration costs (1998 - $1,902,000) and Steam Explosion Technology and Corporate Group's marketing and demonstration and corporate administration expenses were $1,226,000 (1998 - $1,517,000). The principal reason for the increase in these expenses in 1999 over 1998 results from the inclusion of SunRich's administration costs, however based on operations that were in place at the end of 1998, administration costs decreased by $459,000 due to less acquisition cost write-offs and certain administration efficiencies.

Amortization of patents, trademarks, licences and goodwill increased to $183,000 in 1999, compared to $139,000 in 1998 due to the amortization of the new goodwill arising on the acquisition of SunRich offset by certain other assets in this category that the Environmental Industrial Group has fully amortized in the year.

The gain on sale of property, plant and equipment of $5,000 (1998 - $60,000) in 1999 is due to the sale of non-essential equipment for net proceeds of $13,000. In 1998, the gain was due to the sale of non-essential land for net proceeds of $89,000 at a location separate from the Company's principal operations.

Interest and other income decreased to $181,000 in 1999 from $57,000 in 1998 due an increase in interest earned on the higher cash balances that the Environmental Industrial Group had available during 1999 over 1998.

Interest on long-term debt and other interest expense increased to $361,000 in 1999 from $134,000 in 1998 due to the inclusion of SunRich Food Group's debt obligations.

The share of losses of equity accounted investees of $321,000 (1998 - $29,000) and dilution gain of $nil (1998 - $26,000) is related to the Company's 35% equity investment in Easton Minerals Ltd. (Easton) a mining exploration company listed on the Canadian Venture Exchange (EM-CDNX). US readers should note that dilution gains are not recognized as income for US GAAP purposes due to the development stage nature of Easton, and accordingly, the effects of this gain are reversed in Note 17 of the Company's financial statements.

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

Item 7. Financial Statements

Financial statements are set forth on pages F-1 through F-33 of this Report and are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)   Identification of directors and executive officers:

Information concerning the directors and executive officers as at March 7, 2001 is set forth below:


                            Year First                                                Number of Shares
                             Elected             Position            Class of    Beneficially Owned/Number     % of
      Name           Age     Director          With Company           Shares         of Vested Options         Class
--------------------------------------------------------------------------------------------------------------------
  J.N. Kendall       61        1978       Chairman of the Board,      Common        301,013/358,000 (1)        2.17%
                                              CEO & Director
--------------------------------------------------------------------------------------------------------------------
    C.A. Ing         68        1984       Secretary and Director      Common         66,335/57,500 (2)         0.41%
--------------------------------------------------------------------------------------------------------------------
     J. Riz*         53        1986        Independent Director       Common         33,600/57,500 (3)         0.30%
--------------------------------------------------------------------------------------------------------------------
   J.D. Taylor       48        1994      President, COO & Director    Common         97,027/198,000 (4)        0.97%
--------------------------------------------------------------------------------------------------------------------
  T. Bergqvist       69        1989        Independent Director       Common         20,000/57,500 (5)         0.25%
--------------------------------------------------------------------------------------------------------------------
    M. Boyd *        49        1995        Independent Director       Common          5,000/50,000 (6)         0.18%
--------------------------------------------------------------------------------------------------------------------
  J. Rifenbergh      70        1996              Director             Common        313,448/107,500 (7)        1.38%
--------------------------------------------------------------------------------------------------------------------
    A. Routh         50        1999       Director and President      Common         553,781/80,000 (8)        2.08%
                                             of the Food Group
--------------------------------------------------------------------------------------------------------------------
   D. Anderson       56        2000       Director and Operations     Common        5,356,335/2,000 (9)       17.62%
                                         Manager of the Food Group
--------------------------------------------------------------------------------------------------------------------
   L. Anderson       52        2000       Director and Part-time      Common         367,089/1,500 (10)        1.2%
                                           CFO of the Food Group
--------------------------------------------------------------------------------------------------------------------
    K. Houde*        42        2000        Independent Director       Common           0 /10,000 (11)          0.03%
--------------------------------------------------------------------------------------------------------------------
   L N. Markow       40        N/A                  CFO               Common         29,050/57,500 (12)        0.28%
--------------------------------------------------------------------------------------------------------------------
 All Directors
 and Officers as
a group (twelve)                                                      Common      7,142,678/1,037,000 (13)     26.9%
--------------------------------------------------------------------------------------------------------------------

Percentage ownership is calculated based on total Common Shares outstanding at March 7, 2001 of 29,022,305 outstanding plus all Common Shares subject to an option currently exercisable, which at March 7, 2001 total 1,385,425 of which 1,037,000 related to directors and officers noted above and described below and 347,425 are options vested to other employees of the Company. This calculation does not include options that have not yet vested or warrants currently outstanding. Therefore the % of Class is based on 30,407,730 common shares.

*Mr. Riz and Boyd and Ms. Houde are members of the Company's audit committee. All members of the audit committee are independent directors. Mr. Boyd is Chairman of the Audit Committee.

(1) Includes options to purchase 27,500 common shares, 102,500 common shares and 228,000 common shares at US$1.063 per share pursuant to the 1993, 1996 and 1998 Stake Employee/Director Stock Option Plans respectively.

(2) Includes options to purchase 7,500 common shares, 13,750 common shares and 26,250 common shares at US$1.063 per share pursuant to the 1993, 1996 and 1998 Stake Employee/Director Stock Option Plans respectively.

      Includes options to purchase 10,000 common shares at US$1.313 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

(3) Includes options to purchase 7,500 common shares, 13,750 common shares and 26,250 common shares at US$1.063 per share pursuant to the 1993, 1996 and 1998 Stake Employee/Director Stock Option Plans respectively.

      Includes options to purchase 10,000 common shares at US$1.313 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

(4) Includes options to purchase 27,500 common shares, 55,000 common shares and 115,500 common shares at US$1.063 per share pursuant to the 1993, 1996 and 1998 Stake Employee/Director Stock Option Plans respectively.

(5) Includes options to purchase 7,500 common shares, 13,750 common shares and 26,250 common shares at US$1.063 pursuant to the 1993, 1996 and 1998 Stake Employee/Director Stock Option Plans respectively.

      Includes options to purchase 10,000 common shares at US$1.313 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

(6) Includes options to purchase 13,750 common shares and 26,250 common shares at US$1.063 per share pursuant to the 1996 and 1998 Stake
      Employee/Director Stock Option Plans respectively.

      Includes options to purchase 10,000 common shares at US$1.313 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

(7) Includes options to purchase 21,250 common shares, 26,250 common shares and 50,000 common shares at US$1.063 per share pursuant to the 1996, 1998 and 1999 Stake Employee/Director Stock Option Plans respectively.

      Includes options to purchase 10,000 common shares at US$1.313 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

(8) Includes options to purchase 80,000 common shares at US$1.063 pursuant to 1999 Stake Option Plan.

(9) Includes options to purchase 2,000 common shares at US$1.313 per share pursuant to the 1999 Stake Employee/Director Stock Option Plan.

(10) Includes options to purchase 1,500 common shares at US$1.313 per share pursuant to the 1999 Stake Employee/Director Stock Option Plan.

(11) Includes options to purchase 10,000 common shares at US$1.313 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

(12) Includes options to purchase 12,500 common shares, 23,000 common shares and 20,000 common shares at US$1.063 per share pursuant to the 1993, 1996 and 1998 Stake Employee/Director Stock Option Plans respectively.

      Includes options to purchase 2,000 common shares at US$1.313 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

(13) Includes options to purchase 90,000 common shares at US$1.063 per share pursuant to the 1993 Stake Employee/Director Stock Option Plan with an expiry of December 31, 2004.

      Includes options to purchase 256,750 common shares at US$1.063 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan with an expiry of December 31, 2003.

      Includes options to purchase 62,000 common shares at US$1.313 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan with an expiry date of December 20, 2005.

      Includes options to purchase 494,750 common shares at US$1.063 pursuant to the 1998 Stake Stock Option Plan with an expiry date of December 11, 2003.

      Includes options to purchase 130,000 common shares of US$1.063 pursuant to 1999 Stake Stock Option Plan, with an expiry date of August 1, 2004.

      Includes options to purchase 3,500 common shares of US$1.063 pursuant to 1999 Stake Stock Option Plan, with an expiry date of August 1, 2005.

(b)   Set forth below is a biographical description of each director of the
      Company:

Jeremy N. Kendall has served as a Director of the Company since September 1978. In June 1983, he was elected Chairman of the Board and Chief Executive Officer of the Company. He is Chairman of the Board of all of the Company's subsidiaries except 1108176 Ontario Limited. He is also Chairman of Jemtec Inc., Easton Minerals Ltd. and Logicsys Inc. He is also a Director of a number of private and charitable organizations.

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

Joseph Riz was elected a Director of the Company in July 1986. He is presently managing director of Tricapital Management Ltd., a merchant banking and financial advisory firm. From 1983 to 1985 he was an Executive Vice President of Crowntek, Inc..

Tim Bergqvist was elected a director of the Company in January of 1989. He has recently retired as the Chairman of Eucalyptus Pulp Mills PLC. He is currently Chairman of Quinta da Rosa (Vinhos do Porto) Lda in Portugal.

John Taylor was elected to the Board of Directors in December 1994. He was appointed President and Chief Operating Officer of the Company in 1991. From 1986-1991, Mr. Taylor was the Company's Vice-President of Marketing and Planning.

Michael Boyd was elected to the Board of Directors in December 1995. Mr. Boyd is Managing Director Merchant Banking of HSBC Capital (Canada) Inc., a merchant-banking subsidiary of the HSBC Bank Canada.

Jim Rifenbergh was elected to the Board of Directors in April 1996. Mr. Rifenbergh is past President and Chairman of Brown Printing Company of Waseca, Minnesota, a $440 million printing company with plants throughout the United States. He is also a Director of SunRich Food Group, Inc., the Company's subsidiary and a number of other private companies and organizations.

Allan Routh was elected to the Board of Directors in September 1999. Mr. Routh is President of the SunRich Food Group, Inc., the Company's subsidiary.

Dennis Anderson was elected to the Board of Directors in September 2000; Mr. Anderson is the Vice President Operations Manager of the SunRich Food Group, the Company's subsidiary and he is the Company's largest shareholder.

Larry (Andy) Anderson was elected to the Board of Directors in September 2000. Mr. Anderson is a CPA and acts as a part time financial officer to the SunRich Food Group. Prior to his involvement with the SunRich Food Group, Mr. Anderson was a partner in a Minneapolis CPA firm.

Katrina Houde was elected to the Board of Directors in December 2000. Ms. Houde has extensive experience both with production and administrative function with food companies, having most recently been the President of Cuddy Food, Inc. a large turkey and chicken processor.

Board Compensation

In addition to annual grants of options, Directors who are not Company officers receive a director fee of $1,500 for each board meeting attended in person as well as $250 for participating in committee meetings and telephone meetings and reimbursement of travelling and administrative expenses to attend meetings and manage their Board responsibilities. The Corporate Secretary receives an additional $500 per quarter for his additional responsibilities.

(c)   Identification of Executive Officers of Registrant:

The following table shows certain information with respect to the Company's Officers, including its Executive Officers, as of March 7, 2001:

Name                                      Age                            Officers of Stake
-------------------------------------------------------------------------------------------------
Jeremy N. Kendall  *                         61      Chairman of the Board (1983)
                                                     Chief Executive Officer (1983)
                                                     Director (1978)
-------------------------------------------------------------------------------------------------
John D. Taylor  *                            48      Director (1994)
                                                     President and Chief Operating Officer (1991)
                                                     Vice President, Marketing and Planning (1986)
-------------------------------------------------------------------------------------------------
Cyril A. Ing *                               68      Corporate Secretary and Director (1984)
-------------------------------------------------------------------------------------------------
Leslie Markow                                40      Vice President - Finance and Chief Financial
                                                     Officer (1997), Controller (1991)
                                                     Assistant Corporate Secretary (1993) (A)
-------------------------------------------------------------------------------------------------

      *     Director's biographies are detailed in the preceding pages

(A) Ms. Markow joined the Company in 1991 and was appointed Chief Financial Officer in 1997. She is also CFO of Easton Minerals Limited the Company's 32% owned investment and a director of Jemtec Inc.. Ms. Markow was with Coopers & Lybrand now known as PricewaterhouseCoopers LLP from 1983-1991, last as an Audit Manager. Ms. Markow is a Canadian Chartered Accountant.

There are no family relationships between any of the Officers or Directors of the Company.

Officers of the Company are elected by the Board of Directors at its first meeting after each Annual Meeting of Shareholders and serve a term of office until the next Annual Meeting. Officers elected by the Board of Directors at any other time serve a term of office until the next Annual Meeting.

The Annual Meeting of Shareholders for 2001 will be held on June 14, 2001 at a location in downtown Toronto, Canada.

Item 10. Executive Compensation

                             EXECUTIVE COMPENSATION

The following tables set forth all remuneration paid by the Company and its subsidiaries during the last three years ended December 31, 2000, 1999 and 1998 to its C.E.O. and executive officers earning in excess of US$100,000:

                           SUMMARY COMPENSATION TABLE
                             (STATED IN US DOLLARS)

                                         Annual Compensation                   Awards                      Payouts
========================================================================================================================
                                                                              Restricted
     Name and Principal                                        Other Annual      Stock                         All Other
         Occupation            Year      Salary       Bonus    Compensation     Awards      Options   LTIP      Compen-
                                                                                             SARs     Pay-outs   sation
------------------------------------------------------------------------------------------------------------------------
Jeremy Kendall - C.E.O.        2000     $169,263      $45,590     $6,910 (1)
------------------------------------------------------------------------------------------------------------------------
John D Taylor - C.O.O.         2000     $115,479      $32,870    $15,560 (1)
------------------------------------------------------------------------------------------------------------------------
Allan Routh - President of     2000     $110,000      $20,000     $6,555 (1)
the SunRich Food Group
------------------------------------------------------------------------------------------------------------------------
Jeremy Kendall - C.E.O.        1999     $154,478       $4,889    $17,524 (1)
------------------------------------------------------------------------------------------------------------------------
John D Taylor - C.O.O.         1999     $112,245      $14,747    $11,494 (1)       -           -         -         -
------------------------------------------------------------------------------------------------------------------------
Jeremy Kendall - C.E.O.        1998     $159,417      $81,704    $10,415 (1)       -           -         -         -
------------------------------------------------------------------------------------------------------------------------
John Taylor - C.O.O.           1998     $110,753      $48,600     $6,033 (1)
========================================================================================================================

(1) Represents taxable benefit of automobile, life insurance, retirement savings contributions, short-term loans and benefit received over exercise price of stock options exercised.

Note: Mr. Dennis Anderson's compensation exceeds US$100,000 per annum as the Vice-President of Operations of the SunRich Food Group, however as Northern was acquired on September 15, 2000, the compensation in the three and one half months since acquisition did not exceed US$100,000.

The following table contains information concerning individual grants of stock options made during the last completed fiscal year, to the following executive officers:

                        OPTION GRANTS IN PAST FISCAL YEAR

========================================================================================================================
                                                % of Total Options      Exercise on Base
            Name                 Options       Granted to Employees      price ($/Share)        Expiration Date
                                 Granted          in Fiscal Year
------------------------------------------------------------------------------------------------------------------------
     Jeremy N. Kendall              0                   N/A                    N/A                    N/A
------------------------------------------------------------------------------------------------------------------------
       John D. Taylor               0                   N/A                    N/A                    N/A
------------------------------------------------------------------------------------------------------------------------
        Allan Routh                 0                   N/A                    N/A                    N/A
========================================================================================================================

                         DECEMBER 31, 2000 OPTION VALUES
                             (STATED IN US DOLLARS)

========================================================================================================================
           (a)                     (b)                (c)                 (d)                       (e)
------------------------------------------------------------------------------------------------------------------------
                                                                       Number of          Value of Unexercised in
           Name              Shares Acquired    Value Realized    Unexercised Options      the Money Options at
                              on Exercise in          in              at 12/31/00                12/31/00
                                 2000 (#)          2000 ($)             Vested/                   Vested/
                                                                    Not Yet Vested            Not Yet Vested
------------------------------------------------------------------------------------------------------------------------
    Jeremy N. Kendall               0                 N/A            358,000/4,500            $134,071/$1,685
------------------------------------------------------------------------------------------------------------------------
      John D. Taylor              10,000            $8,432           198,000/4,500            $74,151/$1,685
------------------------------------------------------------------------------------------------------------------------
       Allan Routh                  0                 N/A           80,000/120,000            $29,960/$44,940
========================================================================================================================

1993, 1996, 1998 and 1999 Employee/Director Stock Option Plans

The Board of Directors adopted the 1993 Employee/Director Stock Option Plan on June 17, 1993, at which time 500,000 common shares with no par value of the Company were reserved for issuance under the Plan. The shareholders of the Company approved this Option Plan at the Annual and Special Meeting of Shareholders on June 18, 1993.

In March, 1994, the Board of Directors approved the issue of 96,000 options to employees and directors of the Company at a price of US$0.4375. The price of these options reflected the price of the Company's stock on that date.

In October, 1994, the Board of Directors approved an amendment to the 1986, 1988 and 1993 Stock Option Plans which reduced the exercise price from US$1.00 and US$0.4375 respectively to US$0.25 for all directors and employees. Consultants option exercise price remained at US$1.00.

The option price of the $1.00 options was reduced to the market price of US$0.25 in October, 1994 as the market price of the Company's common shares had experienced a significant decline in 1994, and the Board of Directors determined that as stock options comprise a significant motivating benefit to the employees of the Company, and the only benefit received by the directors of the Company, it was necessary for the options to reflect current market Prices to ensure the continued relevance of the Stock Option Plan at Stake.

In February, 1995, 34,500 options, exercisable at US$0.25 per share were granted from the 1993 Employee/Director Stock Option Plan and were approved by the Board of Directors. Stake granted these options to all Stake employees and the salaried employees of Environmental Industrial Group to commemorate the acquisition of 51% of BEI.

In June, 1995, 72,000 options, exercisable at US$0.25 per share from the 1988 Employee/Director Stock Option Plan were approved by the Board of Directors and awarded to two senior officers and a director. Also in June, 1995, 240,000 options were granted at US$0.625 per share from the 1993 Employee/Director Stock Option Plan and approved by the Board of Directors. 180,000 of these options were granted to employees, 60,000 to directors.

In December 1995, 7,500 options were granted to a new director of the Board at $1.4375 per share from the 1993 Employee/Director Stock Option Plan and approved by the Board of Directors.

In January 1996, 235,000 options were granted at US$1.8125 from the 1993 Employee/Director Stock Option Plan and approved by the Board of Directors. From this grant 147,500 options vested immediately and 87,500 vested January 1, 1997.

The 1996 Employee/Director Stock Option Plan was adopted by the Board of Directors in December, 1995, at which time 550,000 common shares, no par value of the Company were reserved for issuance under the Plan. The shareholders of the Company approved this Option Plan at the Annual and Special Meeting of Shareholders on June 17, 1996.

In April 1996, 25,500 options were granted to employees and a director at US$1.75 per common share from the 1996 Employee/Director Stock Option Plan. All of the options were vested at December 31, 1996.

In August 1996, 8,000 options were granted at US$1.875 per common share from the 1996 Employee/Director Stock Option Plan. 4,000 of these options vested at December 31, 1996, 2,000 vested February 9, 1997 and 2,000 vested on May 9, 1997.

In December 1996, 279,500 options were granted at US$1.21875 per common share from the 1996 Employee/Director Stock Option Plan. 67,500 options were granted to directors vesting immediately and 212,000 to employees, which vested one half on July 1, 1997, and one half on January 1, 1998.

In January 1997, 12,000 options were granted at US$1.66 per common share under the 1996 Employee/Director Stock Option Plan vesting at the rate of 1,000 per month from January 31, 1997. All 12,000 were vested at the end of 1997.

In August, 1997 8,000 options were granted at US$1.03125 per common share from the 1996 Employee/Director Stock Option Plan. 4,000 of these options vested at December 31, 1998, 2,000 vested February 9, 1998 and 2,000 vested on May 9, 1998. All 8,000 of these options were retracted in 1998 due to the employee leaving.

In December 1997, 5,000 options were granted at US$1.375 from the 1996 Employee/Director Stock Option Plan, which vested 2,500 on March 31, 1998, and 2,500 on June 30, 1998, respectively.

In December 1997, the Board of Directors extended the expiry of all options exercisable at $1.8125 from February 12, 1998 to February 12, 2000.

Also in December 1997, 893,000 options were granted at US$1.25 under the 1996 Employee/Director Stock Options Plan and from the 1998 Employee/Director Stock Option Plan, which was approved by the shareholders in June, 1998.

From the 1997 grants, 260,000 of these options vested at December 31, 1998, and 12,000 vested at the rate of 1,000 per month throughout 1998, 309,125 of the options vested on August 31, 1998 and the remaining

301,125 options vested on January 1, 1999. 35,750 options vesting during 1998 and 2000 were retracted due to employees leaving and the death of a director.

In December, 1998, the Board of Directors extended the expiry of all options exercisable at US$1.8125 from February 12, 1998 to December 31, 2004, and approved the issuance of 5,000 options from the 1998 Stock Option Plan to a new employee at US$0.75, of which 2,500 vested in 1998 and 2,500 vested in 2000.

In 1999, 303,625 options that were granted in prior periods at US$1.25 vested, and 12,000 options were retracted.

In addition, 620,000 options from 1998 and 1999 Stock Options Plans were granted at US$1.063. These options vest as follows: 253,600 vest immediately, 82,900 vest annually on the anniversary date of August 2, over the next four years and 34,800 vest on August 2, 2004.

At December 31, 1999, there were options to acquire 1,501,850 shares that have vested; 459,250 at exercise prices ranging from US$1.22 to US$1.75 per share expiring on March 10, 2001; 672,200 at exercise prices ranging from US$0.75 to US$1.38 per share expiring on December 11, 2003, 131,900 at US$1.063 expiring August 2, 2004, 182,500 at US$1.8175 expiring December 31, 2004, and 56,000 at
US$1.063 which expire August 2, 2005, under the 1993, 1996, 1998 and 1999
Employee/Director Stock Option Plans.

In January 2000, the Board of Directors re-priced all options that exceeded US$1.063 to US$1.063.

During 2000, the Company retracted 3,000 common shares. From January 1, 2000 to December 31, 2001, 298,225 options were exercised at US$1.063 for gross proceeds of $436,000.

During 2000, 295,500 options were granted, 108,000 options were granted with immediate vesting, 48,300 vest in 2001 and 47,300 vest in 2002 and 2003 and 44,600 vest in 2004. Of these 295,500 options that were granted, 246,500 were granted at US$1.313, 4,000 were granted at US$1.41, 41,000 were granted at US$1.375 and 4,000 were granted at US$0.91.

At December 31, 2000, there are options to acquire 1,385,425 shares that have vested; 313,875 at US$1.063 expiring on March 10, 2001; 595,950 at exercise prices ranging from US$0.75 to US$1.063 per share expiring on December 11, 2003; 139,800 at US$1.063 expiring August 2, 2004; 138,000 at US$1.063 expiring
December 31, 2004; 90,800 at US$1.063 expiring on August 2, 2005; 8,000 at
US$1.375 to $1.41 on April 4, 2005; 1,600 at US$0.91 expiring on December 11, 2004; 97,400 at US$1.313 expiring on December 20, 2005; under the 1993, 1996,
1998 and 1999 Employee/Director Stock Option Plans.

At December 31, 2000, an additional 472,100 options (1999 - 366,400) to acquire 472,100 common shares at prices ranging from US$0.75 to US$1.375 (1999 - $ 0.75 to US$1.25) have been granted but not vested.

Subsequent to year-end, from January 1, 2001 to March 7, 2001, 2,000 options were exercised for US$1.063 for net proceeds of $3,000.

In March, 2000, 304,375 options exercisable at US$1.063 that were to expire on March 10, 2001 were extended to December 31, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning share ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Shares and all directors and officers of the Company as a group as of March 7, 2001.

===================================================================================================================
               Name and Address                  Class of Share     Amount of Ownership        Percent of Class (2)
             of Beneficial Holder
-------------------------------------------------------------------------------------------------------------------
Dennis Anderson                                      Common                  5,356,335                18.46%
2214 Geneva Road NE, Alexandria
Minnesota USA 56308
===================================================================================================================
Gruber & McBaine Capital Management                  Common                  3,498,900                12.06%
50 Osgood Place, San Francisco
California USA 94133
===================================================================================================================
All Directors and Officers                           Common (1)           1,786,343(a)               6.2% (a)
As a group (eleven) after excluding Dennis                                7,142,678(b)               24.6% (b)
Anderson who is disclosed above (a) and not
excluding Mr. Anderson's shares (b)
===================================================================================================================

(1) For details of shares owned by officers and directors, see Page 28 - Item 9 (a) - Identification of Directors and Executive Officers.

(2) Percentage ownership is calculated based on total Common Shares outstanding at March 7, 2001 of 29,022,305. It does not include warrants or options that have vested or have not yet vested.

Item 12. Certain Relationships and Related Transactions

Warrants

During 1995, the Company issued 1,220,000 warrants to acquire additional 1,220,000 common shares. Of these warrants, 37,500 warrants were exercised in 1996, and the remaining 1,182,500 warrants; 650,000 were exercisable at US$2.25, and 532,500 were exercisable at US$2.00. In 1997, these warrants were extended to December 31, 1998.

In 1995, a management director of the Company subscribed for and paid for 75,000 common shares in the private placement of shares. This transaction entitled this director the right to exercise 37,500 warrants of the 532,500 warrants noted above at US$2.00 for 2 years. In addition, an independent director of the Company held 70,000 of the 532,500 warrants noted above which entitled this director to exercise 70,000 common shares at US$2.00 for 2 years to October 3, 1997. As described above, both of these warrants were extended to December 31, 1998.

In 1997, subsequent to the extension of the expiration date, the third party holder of the 650,000 warrants exercisable at US$2.25, and the independent director of the Company who held 70,000 of the 532,500 warrants exercisable at US$2.00 asked the Company to find interested parties to purchase their respective warrants. As a result of this request, third parties purchased the right to 525,000 of the US$2.25 warrants and 13,000 of the US$2.00 warrants.

Employees purchased the right to 125,000 of the US$2.25 warrant and 37,000 of the US$2.00 warrant. The director sold 37,000 warrants to employees of the Company and 13,000 to a third party for $0.15 per warrant.

During 1998, all 1,182,500 warrants including those noted above held by employees and a director had their expiry date extended to June 30, 2000, by the Company's Board.

In December 1998, the Company offered all the warrant holders of the 1,182,500 warrants a 4 for 1 exchange for their warrants at a price of US$0.50 until January 31, 2000 (162,000 warrants were held by employees and 20,000 by the director). As a result, employees and the director were offered the same terms and conditions as all of the warrant holders which was:

(a) by exchanging their existing warrants 45,500 new warrants would be issued, exercisable at US$0.50 expiring on January 31, 2000; and

(b) provided that this US$0.50 warrant was exercised prior to January 31, 2000, 45,500 additional warrants would be issued with an exercise price of US$1.00 to December 31, 2000, rising to US$2.00 on January 1, 2000 and expiring on December 29, 2000.

In January, 1999 all 45,500 exchanged warrants were exercised for proceeds of $34,000, and 45,500 new warrants were issued to the respective employees and director with an exercise price of US$1.00 to December 31, 1999, increasing to US$2.00 on January 1, 2000 and expiring on December 31, 2000.

During 1999, two employees exercised 35,400 of the 45,500 new warrant issued to employees and a director for gross proceeds of $35,400.

In October 2000, the Board of Directors authorized a 30-day reduction in the exercise price of these warrants reducing the price to US$1.50 from US$2.00. A director exercised 9,375 warrants at US$1.50 for gross proceeds of $21,900 and the remaining 725 warrants issued to other employees expired without being exercised.

Loans

Included in other long-term debt is an uncollateralized loan of $178,000 due to a shareholder, payable in monthly instalments of principal and interest of US$2,543 through to August 24, 2005, bearing interest at 8%.

Rental property

The Company leases certain real estate from a shareholder under operating leases that expire in August, 2010. Annual rental under each of the leases is $2.

Item 13. Exhibits, Financial Statements and Reports on Form 8-K

STAKE TECHNOLOGY LTD.                                                           Form 10-KSB
---------------------
(a) Documents filed as part of this Report                                      Page
                                                                                ----

         1.  Financial Statements                                               F-1

         Independent Auditors' Report                                           F-2

         Consolidated Balance Sheets as at
         December 31, 2000 and 1999                                             F-3, F-4

         Consolidated Statements of Earnings -
         For the Years ended December 31, 2000 and 1999                         F-5

         Consolidated Statements of Retained Earnings -
         For the Years ended December 31, 2000 and 1999                         F-6

         Consolidated Statements of Cash Flows -
         For the Years ended December 31, 2000 and 1999                         F-7

         Notes to Consolidated Financial Statements -
         For the Years ended December 31, 2000 and 1999                         F-8- F33

         3.  Exhibits

            3.1   - Amalgamation of Stake Technology Ltd and 3754481 Canada Ltd.
                    (formerly George F. Pettinos (Canada) Limited) (I)

            3.3   - Bylaw No. 14 approved by shareholders - June 17, 1997 (D)

            10.1  - Court Order dated January 20, 1995 awarding certain assets of Barmin Inc. to Barnes Environmental Inc. (A)

            10.2  - Shareholder Agreement dated January 20, 1995 between Stake
                    Technology Ltd., Bentonite of Canada Inc. and Barnes Environmental Inc. (A)

            10.3  - 1993 Employee/Director Stock Option Plan dated May 19, 1993
                    (B)

            10.4  - Share Purchase Agreement dated November 15, 1995 between
                    Stake Technology Ltd., Bentonite of Canada Inc. and Peter Barnes. (B)

            10.5  - 1996 Employee/Director Stock Option Plan dated September 27,
                    1996 (C)

            10.6  - 1998 Stock Option Plan dated December 12, 1997 (E)

            10.7  - Agreement and Plan of Reorganization among Stake Technology
                    Ltd, Stake Minnesota, Inc. and SunRich, Inc. dated April 8, 1999. (F)

            10.8  - 1999 Stock Option Plan dated February 18, 1999 (G)

            10.9  - Agreement to purchase George F. Pettinos (Canada) Limited dated February 28, 2000 (I)

            10.10 - Agreement to purchase Northern Food & Dairy, Inc. dated
                    September 15, 2000 (H)

            10.11 - Agreement to purchase Temisca, Inc. dated October 31, 2000
                    (I)

            21    - List of subsidiaries (I)

            24    - Powers of Attorney (I)

            (A) Previously filed as an Exhibit to Company's annual report of Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

            (B) Previously filed as an Exhibit to Company's annual report of Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

            (C) Previously filed as an Exhibit to Company's annual report of Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

            (D) Previously filed as an Exhibit to Company's annual report of Form 10-KSB for the year ended December 31, 1997 and incorporated herein by reference.

            (E) Previously filed as an Exhibit to Company's annual report of Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

            (F) Previously filed as an Exhibit to the Company's registration statements number 333-10454 on Form S-4 filed June 24, 1999.

            (G) Previously filed as an Exhibit to Company's annual report of Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

            (H) Previously filed as an Exhibit to the Company's Form 8K filed September 28, 2000.

            (I)   Filed herewith.

         Filings of 8K

         Form 8K filed March 12, 2000 relating to the acquisition of PECAL. Form 8K filed September 28, 2000 relating to the acquisition of Northern Food & Dairy, Inc. Form 8K amendment filed November 28, 2000 relating to the acquisition of Northern Food & Dairy, Inc.

                              STAKE TECHNOLOGY LTD.

Date:  April 12, 2001                          /s/ Leslie N. Markow
                                               --------------------
                                              Stake Technology Ltd. -
     Leslie N. Markow- Vice President - Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature                             Title                                                   Date
------------------------------------------------------------------------------------------------------------


       *                                                                                     April 12, 2001
-----------------
Jeremy N. Kendall                     Chairman, Chief Executive Officer
                                      and Director (Principal Executive Officer)
       *                                                                                     April 12, 2001
-----------------
John D. Taylor                        President and Chief Operating Officer


       *                                                                                     April 12, 2001
-----------------
Leslie N. Markow                      Vice President-Finance (Chief Financial
                                      Officer)  (Principal Financial and Accounting
                                      Officer)


       *
-----------------                                                                            April 12, 2001
Cyril A. Ing                          Director and Corporate Secretary


       *                                                                                     April 12, 2001
-----------------
Joseph Riz                            Director


       *                                                                                     April 12, 2001
-----------------
Tim Bergqvist                         Director


       *
-----------------
Michael Boyd                          Director                                               April 12, 2001


       *
-----------------
Jim Rifenbergh                        Director                                               April 12, 2001


       *
-----------------
Allan Routh                           Director                                               April 12, 2001


       *
-----------------
Dennis Anderson                       Director                                               April 12, 2001


       *
-----------------
Larry Anderson                        Director                                               April 12, 2001


       *
-----------------
Katrina Houde                         Director                                               April 12, 2001

* By her signature set forth below, Leslie N. Markow, pursuant to a duly executed power of attorney filed with the Securities and Exchange Commission as an exhibit to this report, has signed this report on behalf of and as Attorney-In-Fact for this person.

/s/ Leslie N. Markow - Leslie N. Markow -Attorney-in-Fact
-----------------------

Stake Technology Ltd.

Consolidated Financial Statements
December 31, 2000 and 1999
(expressed in Canadian dollars)

[Letterhead of PricewaterhouseCoopers]

March 20, 2001, except as to note 7(a),
which is as of April 12, 2001

Auditors' Report

To the Shareholders of
Stake Technology Ltd.

We have audited the consolidated balance sheets of Stake Technology Ltd. as at December 31, 2000 and 1999 and the consolidated statements of earnings, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada and the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.


/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Stake Technology Ltd.
Consolidated Balance Sheet
As at December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                             2000           1999
                                                                $              $

Assets (note 7)

Current assets
Cash and cash equivalents                               1,013,000      2,464,000
Cash held as security deposit (note 7)                         --        400,000
Accounts receivable - trade                            13,111,000      7,016,000
Current portion of note receivable (note 3)             2,150,000             --
Inventories (note 4)                                   15,290,000      8,589,000
Other receivables and prepaid expenses                  1,341,000        530,000
Future income taxes (note 10)                             954,000      1,020,000
                                                       -------------------------

                                                       33,859,000     20,019,000

Note receivable (note 3)                                3,036,000             --

Property, plant and equipment (note 5)                 43,158,000     10,766,000

Investments (note 6)                                      382,000        281,000

Goodwill - at cost, less accumulated
  amortization of $925,000
  (1999 - $516,000)                                    11,231,000      3,922,000

Pre-operating costs - at cost, less
  accumulated amortization of $nil                        768,000             --

Patents, trademarks, licences and other
  assets - at cost, less accumulated
  amortization of $1,034,000
  (1999 - $925,000)                                       432,000        446,000
                                                       -------------------------

                                                       92,866,000     35,434,000
                                                       =========================

Approved by the Board of Directors


/s/ Jeremy N. Kendall       Director        /s/ John D. Taylor          Director
----------------------------                ----------------------------

          (see accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Balance Sheet ...continued
As at December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                             2000           1999
                                                                $              $

Liabilities

Current liabilities
Bank indebtedness (note 7)                              3,405,000            --
Accounts payable and accrued liabilities               19,359,000    10,179,000
Customer deposits                                       1,262,000     1,618,000
Current portion of long-term debt (note 7)              6,799,000     1,158,000
Current portion of preference shares of
  subsidiary companies (note 8)                           387,000       240,000
                                                      -------------------------

                                                       31,212,000    13,195,000

Long-term debt (note 7)                                24,756,000     2,955,000

Other long-term payable (note 3)                        1,651,000            --

Future income taxes (note 10)                           1,508,000       579,000

Preference shares of subsidiary companies (note 8)        462,000       607,000
                                                      -------------------------

                                                       59,589,000    17,336,000
                                                      -------------------------

Shareholders' Equity

Capital stock (note 9)
Authorized
      Unlimited common shares without par value
Issued
      28,186,972 (1999 - 20,653,788) common shares     22,710,000    11,163,000

Contributed surplus                                     4,635,000     4,635,000

Retained earnings (note 9)                              5,869,000     2,495,000

Currency translation adjustment                            63,000      (195,000)
                                                      -------------------------

                                                       33,277,000    18,098,000
                                                      -------------------------

                                                       92,866,000    35,434,000
                                                      =========================

Commitments and contingencies (notes 7 and 12)

          (see accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statement of Earnings
For the years ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                                2000            1999
                                                                   $               $
Revenues                                                 101,653,000      47,304,000

Cost of goods sold                                        87,046,000      40,127,000
                                                        ----------------------------

Gross profit                                              14,607,000       7,177,000
                                                        ----------------------------

Expenses
Research and development                                     200,000         367,000
Administration, market development and
  demonstration                                           10,570,000       4,953,000
Amortization of patents, trademarks, licences
  and goodwill                                               524,000         183,000
                                                        ----------------------------

                                                          11,294,000       5,503,000
                                                        ----------------------------

Earnings from operations                                   3,313,000       1,674,000

Interest on long-term debt                                (1,455,000)       (308,000)
Other interest                                               (72,000)        (53,000)
Interest and other income                                    402,000         181,000
Foreign exchange gain (loss)                                  71,000         (76,000)
Gain on redemption of preference shares (note 8)             175,000              --
Gain on dilution of investment interests
  in equity accounted investee (note 6)                      140,000              --
Share of losses of equity accounted investee (note 6)        (48,000)       (321,000)
Dividend on preference shares of subsidiary
  company (note 8)                                           (20,000)        (25,000)
                                                        ----------------------------

Earnings before income taxes                               2,506,000       1,072,000
                                                        ----------------------------

Recovery of (provision for) income
  taxes (note 10)
Current                                                     (528,000)         (3,000)
Future                                                     1,396,000         455,000
                                                        ----------------------------

                                                             868,000         452,000
                                                        ----------------------------

Net earnings for the year                                  3,374,000       1,524,000
                                                        ============================

Earnings per share (note 13)
Basic                                                           0.15            0.09
                                                        ============================

Fully diluted                                                   0.14            0.09
                                                        ============================

          (see accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statement of Retained Earnings
For the years ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                            2000            1999
                                                               $               $

Retained earnings - Beginning of year                  2,495,000         971,000

Net earnings for the year                              3,374,000       1,524,000
                                                       -------------------------

Retained earnings - End of year                        5,869,000       2,495,000
                                                       =========================

          (see accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statement of Cash Flows
For the years ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                                              2000           1999
                                                                                 $              $
Cash provided by (used in)

Operating activities
Net earnings for the year                                                3,374,000      1,524,000
Items not affecting cash
      Amortization                                                       2,713,000      1,070,000
      Share of losses of investee                                           48,000        321,000
      Gain on redemption of preference shares                             (175,000)            --
      Gain on dilution of interest in investee                            (140,000)            --
      Gain on sale of property, plant and equipment                        (19,000)        (5,000)
      Imputed interest                                                     (59,000)        31,000
      Future income taxes                                               (1,396,000)      (455,000)
      Writedown of other assets                                             75,000             --
                                                                       --------------------------

                                                                         4,421,000      2,486,000
Change in non-cash working capital balances related to operations
      Accounts receivable - trade                                        1,813,000      3,110,000
      Inventories                                                       (2,399,000)    (2,922,000)
      Other receivables and prepaid expenses                              (470,000)       338,000
      Accounts payable and accrued liabilities                          (2,894,000)       336,000
      Customer deposits                                                   (416,000)     1,656,000
                                                                       --------------------------

                                                                            55,000      5,004,000
                                                                       --------------------------

Investing activities
Acquisitions of companies - net of cash acquired                        (5,359,000)       (24,000)
Acquisition of patents, trademarks, licences and other assets              (81,000)       (87,000)
Acquisition of property, plant and equipment                            (5,353,000)    (1,138,000)
Proceeds on sale of property, plant and equipment                          207,000         13,000
Increase in investments and advances                                        (9,000)       (37,000)
Proceeds from note receivable                                              543,000             --
Increase in pre-operating costs                                           (768,000)            --
                                                                       --------------------------

                                                                       (10,820,000)    (1,273,000)
                                                                       --------------------------

Financing activities
Purchase and redemption of preference shares of subsidiary companies      (275,000)      (170,000)
Cash held as security deposit                                              400,000             --
Increase in bank indebtedness                                            1,980,000             --
Repayment of long-term debt and notes payable                          (11,364,000)    (3,680,000)
Issuance of long-term debt and notes payable                            17,564,000      2,133,000
Issuance of common shares                                                  965,000        295,000
                                                                       --------------------------

                                                                         9,270,000     (1,422,000)
                                                                       --------------------------

Foreign exchange gain (loss) on cash held in a foreign currency             44,000        (26,000)
                                                                       --------------------------

Increase (decrease) in cash during the year                             (1,451,000)     2,283,000

Cash and cash equivalents - Beginning of year                            2,464,000        181,000
                                                                       --------------------------

Cash and cash equivalents - End of year                                  1,013,000      2,464,000
                                                                       ==========================

Supplemental cash flow information
Interest paid                                                            1,355,000        298,000
Income taxes paid                                                          445,000          3,000

          (see accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Notes to Consolidated Financial Statements
For the years ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

1     Description of business and significant accounting policies

      Stake Technology Ltd. (the Company) was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. The SunRich Food Group manufactures and sells agricultural products with a focus on soy, soymilk and other food products. The Environmental Industrial Group sells abrasives and industrial materials and recycles inorganic materials. The Company also operates a division developing and commercializing a proprietary steam explosion technology for processing of biomass into higher value products. The Company's assets, operations and employees at December 31, 2000 are located in Canada and the U.S.

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

      Inventories

      Raw materials, finished goods and merchandise inventory are valued at the lower of cost and estimated net realizable value. Cost is determined on a first-in, first-out basis.

      Inventories of grain are valued at market. Changes in market value are included in cost of sales. The SunRich Food Group generally follows a policy of hedging its grain transactions to protect gains and minimize losses due to market fluctuations. Hedge contracts are adjusted to market price and gains and losses from such transactions are included in cost of sales. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled.

      Investments

      Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      Property, plant and equipment

      Property, plant and equipment is stated at cost, less accumulated amortization.

      Amortization is provided on property, plant and equipment on the diminishing balance or, in the case of certain U.S.-based subsidiaries, straight-line method at rates based on the estimated useful lives of the assets as follows: 10% to 33% for office furniture and equipment, machinery and equipment and vehicles and 4-8% for buildings. Amortization is calculated from the time the asset is put into use.

      Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates. During the year, approximately $25,000 (1999 - $nil) of interest was capitalized.

      Pre-operating costs

      Net costs incurred in the pre-operating stage of start-up businesses are deferred until the business reaches commercial operation or the passage of a certain period of time as predetermined by management. During 2000, the Company acquired Nordic Aseptic, Inc. (Nordic), which was considered a start-up business from the date of acquisition to December 31, 2000. Certain operating costs, net of income earned during the pre-operating period, have been deferred. Amortization of these net costs will commence January 1, 2001 and will be amortized on a straight-line basis over 3 years.

      Patents, trademarks, licences and other assets

      Costs of acquiring or registering patents, trademarks and licences are capitalized and amortized on a straight-line basis over their expected lives of 10 to 20 years. Costs of renewing patents and trademarks are expensed as incurred.

      Costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related financing agreement.

      Revenue recognition

      i)    Environmental Industrial Group

            Revenue from the sale of industrial minerals is recognized upon shipment.

            Tipping fee revenue is recognized upon receipt of the recycling materials. Provision is made for the net costs of processing of the material.

      ii)   SunRich Food Group

            Grain sales are recorded at the time of shipment. Revenues from custom drying services are recorded upon provision of services and on completion of quality testing. All other SunRich Food Group revenue is recognized upon the sale and shipment of a product or the providing of a service to a customer.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

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

            Licence fees related to sales of the Company's technologies are recorded as revenue when earned and collection is reasonably assured.

      Foreign currency translation

      The SunRich Food Group is considered to be a self-sustaining operation. The SunRich Food Group's assets and liabilities are translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Resulting unrealized gains or losses are accumulated and reported as currency translation adjustment in shareholders' equity.

      Other revenues and expenses arising from foreign currency transactions are translated into Canadian dollars using the exchange rate in effect at the transaction date. Monetary assets and liabilities are translated using the rate in effect at the balance sheet date. Related exchange gains and losses are included in the determination of earnings.

      Long-term monetary debt of the Company that is denominated in foreign currencies is translated at exchange rates in effect at the balance sheet dates and the resulting gains or losses are deferred and amortized over the period of the debt.

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

      Customer deposits

      Customer deposits principally include prepayments by the SunRich Food Group's customers for merchandise inventory to be purchased during the spring planting season.

      Income taxes

      The Company follows the asset and liability method of accounting for income taxes whereby future income tax assets are recognized for deductible temporary differences and operating loss carry-forwards, and future income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Future income tax assets are recognized only to the extent that management determines that it is more likely than not that the future income tax assets will be realized. Future income tax assets and liabilities are adjusted for the

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      effects of changes in tax laws and rates on the date of enactment or substantive enactment. The income tax expense or benefit is the income tax payable or refundable for the period plus or minus the change in future income tax assets and liabilities during the period.

      Derivative instruments

      The SunRich Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold.

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

2     Acquisitions of businesses

      During 2000, the Company acquired four businesses (1999 - one business). These acquisitions have been accounted for as purchases, and accordingly, the financial statements include the results of operations of the acquired businesses from the dates of acquisition.

      2000

      On February 29, 2000, the Company acquired 100% of the outstanding shares of George F. Pettinos (Canada) Limited (PECAL), from US Silica Company, for cash consideration of $4,682,000. In certain markets, PECAL was a competitor of the Environmental Industrial Group and at the acquisition date, management intended to amalgamate the operations of PECAL with those of the Environmental Industrial Group. Accordingly, included in the purchase price allocation was a restructuring reserve of $245,000. The restructuring reserve consisted primarily of severance costs related to the closing of PECAL's administration offices. The restructuring plan was completed by December 31, 2000.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      On September 15, 2000, the Company acquired 100% of the outstanding common shares of Northern Food and Dairy, Inc. (Northern) for total consideration of $11,190,000. The consideration paid consisted of the issuance of 7,000,000 common shares, 500,000 common share warrants exercisable for US$1.50 for five years and cash consideration of $608,000. Northern is a U.S. based manufacturer and supplier of soymilk and other food products and ingredients that are produced in three production facilities in Minnesota.

      In April 2000, the Company and Northern created a corporate joint venture (Nordic) to operate an aseptic packaging plant owned by Hoffman Aseptic Inc. (Hoffman) located in Northern Minnesota. The plant packages aseptic soymilk. Nordic assumed management control of the plant on April 19, 2000 and on August 15, 2000, Nordic acquired the assets of Hoffman by the assumption of certain debts and the payment of cash consideration of $380,000. For the period of April 19, 2000 to September 15, 2000, Nordic was a 50% owned corporate joint venture and, therefore, the results for this period were proportionately consolidated. Upon the acquisition of Northern on September 15, 2000, the Company acquired the remaining 50% interest in Nordic. Accordingly, the results of Nordic have been fully consolidated effective September 15, 2000.

      On October 31, 2000, the Company acquired 100% of the outstanding shares of Temisca Inc. (Temisca) for cash consideration of $926,000 and the issuance of a note payable of $750,000. The note payable bears interest at 5% and is repayable in annual installments of $150,000. Temisca is a producer of specialty sands and owns and/or obtained mineral licences on 16 properties in Quebec.

      The net assets acquired and consideration given is summarized below:

                                        PECAL       Northern         Nordic        Temisca          Total
                                            $              $              $              $              $
Net assets acquired
  Cash                                162,000      1,030,000             --         45,000      1,237,000
  Net working capital               1,447,000     (1,313,000)      (267,000)       790,000        657,000
  Long-term note receivable                --      5,534,000             --             --      5,534,000
  Property, plant and equipment     2,235,000     21,480,000      3,198,000      2,084,000     28,997,000
  Other long-term assets                   --         91,000         43,000             --        134,000
  Goodwill                          1,103,000      6,341,000        157,000             --      7,601,000
  Bank indebtedness                        --     (1,410,000)            --       (400,000)    (1,810,000)
  Long-term debt                      (46,000)   (15,912,000)    (2,751,000)    (1,340,000)   (20,049,000)
  Other long-term payable                  --     (1,587,000)            --             --     (1,587,000)
  Redeemable preference shares             --             --             --       (427,000)      (427,000)
  Net future income tax asset
    (liability)                      (219,000)    (3,064,000)            --        924,000     (2,359,000)
                                  -----------------------------------------------------------------------

                                    4,682,000     11,190,000        380,000      1,676,000     17,928,000
                                  =======================================================================

Consideration given
  Common shares                            --     10,552,000             --             --     10,552,000
  Warrants                                 --         30,000             --             --         30,000
  Long-term debt                           --             --             --        750,000        750,000
  Cash                              4,682,000        608,000        380,000        926,000      6,596,000
                                  -----------------------------------------------------------------------

                                    4,682,000     11,190,000        380,000      1,676,000     17,928,000
                                  =======================================================================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      1999

      Effective August 2, 1999, the Company acquired 100% of the common shares of SunRich Inc. (SunRich) in exchange for 5,471,866 common shares of the Company and 104,821 warrants of the Company. The warrants were exercisable for 30 days at US$0.50, and if these warrants were exercised, the shareholders would be entitled to another warrant exercisable at US$1.00 to December 31, 1999, rising to US$2.00 on January 1, 2000 and expiring on December 29, 2000.

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
                                                         ----------

                                                          6,793,000
                                                         ==========

            Consideration
              Common shares                               6,346,000
              Warrants                                       55,000
              Cash                                          392,000
                                                         ----------

                                                          6,793,000
                                                         ==========

      The following amounts are included in the financial statements and represent the Company's proportionate share of earnings of Nordic for the period from April 19, 2000 to September 15, 2000:

                                                                  $

               Sales                                             --
                                                         ==========

               Net loss for the period                     (192,080)
                                                         ==========

               Cash used in operations                   (1,754,000)
                                                         ==========

               Cash used in investing activities         (1,534,000)
                                                         ==========

               Cash provided from financing activities    3,425,000
                                                         ==========

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

3     Note receivable/Other long-term payable

      Prior to the Company's acquisition of Northern on September 15, 2000 (note
      2), Northern signed an agreement with a major European based customer to supply product. This required Northern to expand its food processing plant to the customer's specifications. In accordance with the terms of the agreement, the customer is required to pay Northern 36 monthly instalments of US$119,000 following the customer's acceptance of the plant specifications. The agreement also requires Northern to provide the customer with a product rebate beginning three years after production at the new plant commences until US$1,720,000 is repaid.

      Upon acquisition of Northern on September 15, 2000, the Company assigned fair values of $5,534,000 to the note receivable and $1,587,000 to the product rebate payable based on the cash flows associated with these financial instruments discounted at a rate of 9.5%.

      During the period from September 16, 2000 to December 31, 2000, Northern received payments of $543,000 and recorded imputed interest income of $131,000 on the note receivable. Imputed interest expense of $47,000 was recorded on product rebate payable.

      The fair values of the note receivable and product rebate payable at December 31, 2000 approximate their carrying amounts but could vary with fluctuations in interest rates.

4     Inventories

                                                              2000         1999
                                                                 $            $

      Raw materials                                      4,991,000    2,196,000
      Finished goods and merchandise                     7,834,000    4,003,000
      Grain                                              2,465,000    2,390,000
                                                        -----------------------

                                                        15,290,000    8,589,000
                                                        =======================

      Grain inventories consist of the following:

                                                              2000         1999
                                                                 $            $

            Company owned grain                          2,208,000    2,479,000
            Unrealized gain (loss) on
              Contracts with producers                     156,000     (172,000)
              Futures contracts                            101,000       83,000
                                                        -----------------------

                                                         2,465,000    2,390,000
                                                        =======================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

5     Property, plant and equipment

                                                                        2000
                                      --------------------------------------

                                                   Accumulated
                                            Cost   Amortization          Net
                                               $              $            $

     Land and buildings               20,531,000      2,037,000   18,494,000
     Machinery and equipment          29,828,000      5,970,000   23,858,000
     Office furniture and equipment    1,083,000        766,000      317,000
     Vehicles                            848,000        359,000      489,000
                                      --------------------------------------

                                      52,290,000      9,132,000   43,158,000
                                      ======================================

                                                                        1999
                                      --------------------------------------

                                                   Accumulated
                                            Cost   Amortization          Net
                                               $              $            $

     Land and buildings                8,218,000      1,790,000    6,428,000
     Machinery and equipment           7,946,000      4,334,000    3,612,000
     Office furniture and equipment      945,000        580,000      365,000
     Vehicles                            633,000        272,000      361,000
                                      --------------------------------------

                                      17,742,000      6,976,000   10,766,000
                                      ======================================

      Included in machinery and equipment is equipment under capital lease with a cost of $1,096,000 (1999 - $699,000) and net book value of $773,000
      (1999 - $552,000).

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

6     Investments

                                                            2000      1999
                                                               $         $
      Easton Minerals Ltd.
           32% (1999 - 35%) common share ownership       382,000   186,000
           Advances                                           --    95,000
                                                         -----------------

                                                         382,000   281,000
                                                         =================

      Easton Minerals Ltd. (Easton) is a small mining exploration company listed on the Canadian Venture Exchange. The quoted market value of the shares held by the Company at December 31, 2000 was $531,000 (1999 - $550,000),
      however, this value is based upon limited trading volumes of the common shares of Easton. It is unlikely that these values could be realized upon sale of all or a portion of the Company's holdings in Easton, particularly given the significant number of shares held by the Company.

      During 2000, advances of $104,000 were converted into 980,103 common shares of Easton.

      The Company's share of losses of Easton for 2000 amounted to $48,000 (1999
      - $321,000). In 2000, Easton issued 2,533,334 common shares to third parties for cash consideration of $475,000, and a dilution gain on this transaction of $140,000 was recognized on the reduction of the Company's percentage ownership of Easton.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

7     Long-term debt and bank facilities

      Long-term debt consists of the following:

                                                                             2000         1999
                                                                                $            $
SunRich
Note payable, interest at bank's reference rate (8.75% at December
     31, 2000), due in monthly payments of principal and interest of
     US$3,094 through July 2013, collateralized by
     property, plant and equipment                                        412,000      410,000
Note payable, interest at 8.75%, interest only through May 2000 and thereafter due in monthly interest and principal payments of
     US$29,048 through November 2006, collateralized by equipment
     and intangibles                                                      398,000      433,000
Note payable, interest at prime, due May 31, 2000                              --      208,000
Note payable, interest at 9.375%, interest only through to February
     2002 and thereafter, due in semi-annual payments of principal and interest of US$66,000 through February 1, 2016,
     collateralized by equipment and general intangibles                3,000,000    1,133,000
Northern
Note payable, interest at 9.45%, due in monthly payments of
     US$144,043 through September 2003, collateralized by plant and
     equipment and assignment of a production contract                  6,251,000           --
Note payable, interest at the 30-day commercial paper rate, plus 3%
     (9.3% at December 31, 2000), due in monthly payments of
     US$53,918 through September 2007, collateralized by equipment      4,824,000           --
Mortgage payable, interest at 10%, due in monthly payments of
     US$6,000 through October 2008, collateralized by property            583,000           --
Mortgage payable, interest only at 9.375%, due August 2005,
     collateralized by property                                           462,000           --
Nordic
Bank loan payable, U.S. prime plus 1%, due in monthly instalments of principal of US$44,048 plus interest through August 2007,
     collateralized by property, plant, equipment and intangible
     assets (a)                                                         5,286,000           --
                                                                       -----------------------

Carried forward                                                        21,216,000    2,184,000
                                                                       =======================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                                             2000         1999
                                                                                $            $
Brought forward                                                        21,216,000    2,184,000
Stake Corporate
U.S. dollar term loan of US$1,000,000 payable in monthly payments of principal and interest of US$25,000, commencing January 31,
     2001. Interest accrues at the U.S. bank reference rate plus 1%
     (10% at December 31, 2000) (c)                                     1,500,000           --
Term loan payable in quarterly instalments of $48,000 beginning
     January 31, 2001 until January 31, 2003 at which time the
     remaining balance is repayable in full. Interest is payable monthly at the bank reference rate plus 1% (8.5% at
     December 31, 2000) (b and c)                                         800,000    1,400,000
Term loan payable in quarterly instalments of $252,000, beginning
     January 31, 2001 until January 31, 2003 at which time the
     remaining balance is repayable in full. Interest is payable monthly at the bank reference rate plus 1% (8.5% at December
     31, 2000) (c)                                                      4,200,000           --
Note payable, required annual payments of $150,000, interest at 5%
     payable semi-annually, uncollateralized                              750,000           --
Temisca
Mortgage payable in 60 monthly blended interest and principal payments of $7,000. Remaining balance is payable at maturity on
     January 2002. Interest accrues at 8%, collateralized by
     property, plant and equipment                                        491,000           --
Term loan payable in monthly blended interest and principal payments of $11,000. Interest accrues at 7.87%, collateralized by
     property, plant and equipment                                        464,000           --
Other
Other with a weighted average interest rate of 7.5%, due in varying
     instalments through July 2007 (note 11)                            1,275,000      179,000
Capital lease obligations due in monthly payments through 2005, with
     a weighted average interest rate of 10.25%                           859,000      350,000
                                                                       -----------------------

                                                                       31,555,000    4,113,000
Less: Current portion                                                   6,799,000    1,158,000
                                                                       -----------------------

                                                                       24,756,000    2,955,000
                                                                       =======================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      The loans and capital leases detailed above require payments as follows:

                                                                         $

            2001                                                 6,828,000
            2002                                                 7,035,000
            2003                                                 7,444,000
            2004                                                 2,274,000
            2005                                                 2,640,000
            Thereafter                                           5,388,000
                                                                ----------

                                                                31,609,000
            Less interest on capital lease obligations
             with a weighted average interest rate of 10.25%        54,000
                                                                ----------

                                                                31,555,000
                                                                ==========

      a) Northern and SunRich have co-guaranteed a bank loan payable by Nordic of $5,286,000. The loan contains restrictive financial covenants for Northern, SunRich and Nordic. As at December 31, 2000, Nordic was not in compliance with certain of the financial covenants. However, on April 12, 2001, the Company entered into an agreement with the lender whereby the lender agreed to forebear taking any action, until April 15, 2002, with respect to the various covenant breaches which existed at December 31, 2000. As part of the agreement, the Company renegotiated the financial covenants of the bank loan payable and agreed to place US$264,000 on deposit with the lender. As at April 12, 2001, the Company is in compliance with the new financial covenants and expects to remain in compliance throughout 2001. At December 31, 2000, $4,493,000 of the $5,286,000
            bank loan payable has been classified as a long-term obligation in these financial statements.

      b) In the event of default under the term bank loan of $800,000 (1999 - $1,400,000), a former director of the Company has a right to acquire all of the common shares of a subsidiary company of the Company for $1. The sole asset of the subsidiary is 19.2 acres of land with a book value of $1,312,000. If this occurred, the liability in respect of the first and second preference shares of the subsidiary company reflected in these financial statements (note 8) would be extinguished without payment.

      c) The Company has provided a general collateral agreement representing a first charge on all Canadian assets other than real property of the Company as collateral for a $4,000,000 operating bank facility, the term bank loans and the U.S. dollar term loan. The Company has also provided first mortgages in the aggregate amount of $3,743,000 on certain land and buildings located in Waterdown and Hamilton, Ontario, an assignment of the Northern common shares and a pledge of certain book debts, inventories and other assets as collateral. The Company is also required to maintain cash deposits of $nil (1999 - $400,000) as collateral for the loan facility. As at December 31, 2000, the Company has issued letters of credit in the amount of $900,000 on this operating facility. As at December 31, 2000, the Company has available borrowings under the operating bank facility of $3,100,000. The operating facility bears interest at the Canadian bank reference rate plus 0.2%.

      d) Temisca has an unsecured line of credit of $300,000 of which $125,000 was drawn at December 31, 2000. The line of credit bears interest at the bank reference rate plus 0.25% (8.5% at December 31, 2000).

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      e) SunRich maintains a line of credit with a bank, which provides for maximum borrowings of up to US$3,000,000 based on eligible accounts receivable and inventories, with interest at the U.S. bank's reference rate or LIBOR rate plus 2.5% (9.5% at December 31, 2000) and collateralized by accounts receivable and inventories at December 31, 2000. SunRich has drawn US$900,000 (CAN$1,350,000) against this facility at December 31, 2000.

      f) Northern maintains a line of credit with a bank which provides for maximum borrowings of US$1,000,000 of eligible accounts receivable and inventory, with an interest rate at the bank's reference rate plus 1.5% (10.5% at December 31, 2000). Borrowings under this line of credit are due on demand and are collateralized by accounts receivable, inventories and certain equipment of Northern. Borrowings under this line of credit totalled US$950,000 (CAN$1,425,000) at December 31, 2000.

      g) The aggregate value of debt denominated in U.S. dollars at December 31, 2000 amounted to US$14,141,000 (1999 - US$1,513,000).

      h) The fair value of the long-term debt would not be materially different from the carrying amount. The effective interest rate at December 31, 2000 is 9.1% (1999 - 8.1%).

8     Preference shares of subsidiary companies

                                                                 2000      1999
                                                                    $         $

      400,000 (1999 - 500,000) first preference shares (a)    400,000   500,000
      385,834 (1999 - 455,834) second preference shares (a)   301,000   347,000
      146,795 (1999 - nil) H preference shares (b)            148,000        --
                                                              -----------------

                                                              849,000   847,000
      Less: Current portion of preference shares              387,000   240,000
                                                              -----------------

                                                              462,000   607,000
                                                              =================

      a)    First and Second preference shares

            The Company is required to purchase 100,000 first preference shares issued by 1108176 Ontario Inc., its subsidiary, per annum at $1 per share plus unpaid dividends thereon calculated at 5% per annum, commencing December 31, 1996, until the term bank loan described in note 7(b) is repaid. Thereafter, the Company is required to purchase 200,000 first preference shares per annum under the same terms and conditions.

            In January 2000, 100,000 first preference shares were purchased for $100,000, and a dividend of $25,000 was paid. Payment for a further purchase of 100,000 first preference shares and a dividend of $20,000 was delivered in trust to the Company's lawyer in January 2001 pending receipt of the shares purchased.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

            The second preference shares of the subsidiary company with a stated value of $1 per share are non-dividend bearing and are redeemable monthly at the rate of 5,833 shares ($5,833) per month until fully paid out. The Company is required to fund the redemption. As a result of the fixed repayment requirements, the second preference shares have been discounted at an imputed rate of 8%. During the year, 70,000 (1999 - 70,000) second preference shares were redeemed. Imputed interest on the second preference shares during the year amounted to $24,000 (1999 - $31,000).

            The Company is required to purchase all of the outstanding first preference shares at $1 per share in the event of a change in the current Chairman of the Company or upon the sale of BEI.

      b)    H preference shares

            The Company is required to redeem the H preference shares issued by Temisca, its subsidiary, plus unpaid interest thereon calculated at 3% if certain financial ratios are achieved by Temisca. Upon acquisition of Temisca on October 31, 2000, the Company assigned a fair value of $427,000 to the H preference shares based on the Company's anticipated date of redemption at a discount rate of 8%. Subsequent to the acquisition of Temisca, the Company offered to redeem all of the H preference shares at prices ranging from $0.33 to $0.40 per share. Holders of 279,885 H preference shares accepted the Company's offer and a gain of $175,000 was recorded. During the period from October 31, 2000 to December 31, 2000, the Company recorded imputed interest expense of $1,000 on these preference shares.

      c) The fair market values of the first and second preference shares and the H preference shares would not be materially different from their carrying amounts and could vary with fluctuations in interest rates.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

9     Capital stock

      a) During 1997, the shareholders of the Company agreed to reduce the stated capital account of the Company's common shares by $25,026,000 through a reduction of the deficit.

      b) The following is a summary of changes in share capital during the year.

                                                              Warrants              Common shares        Total
                                              ------------------------    -----------------------   ----------
                                                  Number             $        Number            $            $

            Balance at December 31, 1998       1,182,500            --    14,779,718    4,467,000    4,467,000

            Shares and warrants issued to
                  acquire SunRich (note 2)       104,821        55,000     5,471,866    6,346,000    6,401,000
            4 for 1 warrant exchange (c)        (849,375)           --            --           --           --
            Warrants exercised                  (402,204)      (55,000)      402,204      350,000      295,000
            Warrants issued                      366,804            --            --           --           --
            Warrants expired                     (71,142)           --            --           --           --
                                              ----------------------------------------------------------------

            Balance at December 31, 1999         331,404            --    20,653,788   11,163,000   11,163,000

            Warrants exercised (c)              (234,959)           --       234,959      529,000      529,000
            Warrants expired (c)                 (96,445)           --            --           --           --
            Options exercised (d)                     --            --       298,225      436,000      436,000
            Shares and warrants issued to
                  acquire Northern (note 2)      500,000        30,000     7,000,000   10,552,000   10,582,000
                                              ----------------------------------------------------------------

            Balance at December 31, 2000         500,000        30,000    28,186,972   22,680,000   22,710,000
                                              ================================================================

      c) At December 31, 1998, the Company had outstanding 1,182,500 warrants to acquire common shares. Of these warrants, 650,000 were exercisable at US$2.25 per share, and 532,500 were exercisable at US$2.00 per share. As a result of extensions to the original expiry dates approved in 1997 and 1998, the warrants were to expire on June 30, 1999. In December 1998, the Company offered to the warrant holders a 4 for 1 exchange of the 1,182,500 warrants with an exercise price of US$0.50 per share expiring on January 31, 1999.

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

            During 2000, the exercise price of the additional warrants issued in 1999 was reduced, for a 30-day period, from US$2.00 to US$1.50. During this 30-day period, 234,959 warrants were exercised resulting in 234,959 common shares being issued for proceeds of $529,000. The remaining 96,445 additional warrants issued in 1999 expired on December 29, 2000.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

            As at December 31, 2000, the Company had 500,000 warrants outstanding with an exercise price of US$1.50 and an expiry date of September 15, 2005 (note 2).

      d)    Director/employee option plans

            The Company grants options to employees and directors from time to time under employee/director stock option plans. The Company has authorized 2,123,400 (1999 - 2,123,400) shares to be made available for the stock option plans. The following is a summary of grants during the year.

                                                   Exercise
                                                      price      Number of
            Grant date          Expiry date               $        options

            January 6, 2000     December 11, 2004   US$0.91          4,000
            April 4, 2000       April 4, 2005       US$1.38         41,000
            June 28, 2000       April 4, 2005       US$1.41          4,000
            December 20, 2000   December 20, 2005   US$1.31        246,500
                                                                  --------

                                                                   295,500
                                                                  ========

            Employee stock options granted by the company contain exercise prices, which are equivalent to the share price on the grant date. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital.

            The 295,500 options granted vest as follows: 108,000 options vested in 2000, 48,300 vest in 2001, 47,300 vest in 2002, 47,300 vest in
            2003 and 44,600 vest in 2004. Details of the options exercisable and changes during the periods presented are as follows:

                                                                            Granted                       Balance
                                   Balance at                                  with         Vested          as at
                      Exercise   December 31,                             immediate     from prior   December 31,
      Expiry date        price           1999   Retracted    Exercised      vesting    year grants           2000
-----------------------------------------------------------------------------------------------------------------
March 10, 2001      US$1.06           459,250          --     (145,375)          --             --        313,875
                    US$0.75 to
December 11, 2003   US$1.06           672,200          --     (98,350)           --         22,100        595,950
August 2, 2004      US$1.06           131,900      (2,000)    (10,000)           --         19,900        139,800
December 31, 2004   US$1.06           182,500          --     (44,500)           --             --        138,000
August 2, 2005      US$1.06            56,000          --    --                  --         34,800         90,800
                    US $1.38 to
April 4, 2005       US$1.41                --      (1,000)   --               9,000             --          8,000
December 11, 2004   US $0.91               --          --    --               1,600             --          1,600
December 20, 2005   US $1.31               --          --    --              97,400             --         97,400
                                 --------------------------------------------------------------------------------

                                    1,501,850      (3,000)    (298,225)     108,000         76,800      1,385,425
                                 ================================================================================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                               Granted                      Balance
                                 Balance as at                    with        Vested          as at
                      Exercise    December 31,               immediate    from prior   December 31,
      Expiry date        price            1998   Retracted     vesting   year grants           1999
----------------------------------------------------------------------------------------------------
                    US$1.22 to
March 10, 2001      US$1.75            471,250    (12,000)          --            --        459,250
                    US$0.75 to
December 11, 2003   US$1.38            302,875         --       65,700       303,625        672,200
August 2, 2004      US$1.06                 --         --      131,900            --        131,900
December 31, 2004   US$1.82            182,500         --           --            --        182,500
August 2, 2005      US$1.06                 --         --       56,000            --         56,000
                                 -------------------------------------------------------------------

                                       956,625    (12,000)     253,600       303,625      1,501,850
                                 ===================================================================

            The weighted average exercise price of the above outstanding options at December 31, 2000 is US$1.09 per share (1999 - US$1.29 per share). On January 7, 2000, all options with an option price in excess of US$1.06 were repriced to US$1.06. The weighted average price of options exercised in the year was US$1.06 (1999 - US$nil).

            At December 31, 2000, options to acquire an additional 472,100 common shares at US$0.75 to US$1.38 have been granted but have not yet vested. Options that have not vested are excluded from the above table. The weighted average exercise price of the 472,100 (1999 - 366,400) options granted but not vested is US$1.17 (1999 - US$1.06).

            Subsequent to year-end, 2,000 options were exercised to acquire 2,000 common shares for gross proceeds of $3,000. In addition, on March 5, 2000, the Board approved a resolution extending the exercise period of 304,375 options, from March 10, 2001 to December 31, 2003.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

10    Income taxes

      The effective income tax rate on consolidated earnings is influenced by items such as available losses carried forward and non-deductible expenses:

                                                                         2000          1999
                                                                            $             $
Net earnings before income taxes                                    2,506,000     1,072,000
                                                                   ========================

Income taxes at Canadian statutory rates of 42% (1999 - 44%)        1,053,000       472,000
Increase (decrease) by the effects of
     Current year non-capital loss not recognized                     457,000            --
     Application of prior year losses and scientific research
           expenditures carried forward                              (695,000)     (433,000)
     Reduction in valuation allowance                              (1,798,000)     (635,000)
     Differences in foreign, capital gains and manufacturing and
           processing tax rates                                       (63,000)      (20,000)
     Non-taxable income/non-deductible expenses                       178,000       164,000
                                                                   ------------------------

Recovery of income taxes                                             (868,000)     (452,000)
                                                                   ========================

Future tax assets (liabilities) of the Company are as follows:

                                                             2000          1999
                                                                $             $

Differences in capital assets basis                    (3,191,000)     (608,000)
Accounting reserves not deducted for tax                  239,000       278,000
Capital and non-capital losses                          1,279,000       241,000
Tax benefit of scientific research expenditures         2,125,000     2,913,000
Pre-operating costs                                      (307,000)           --
Other                                                      81,000        12,000
                                                       ------------------------

                                                          226,000     2,836,000
Valuation allowance                                      (780,000)   (2,395,000)
                                                       ------------------------

                                                         (554,000)      441,000
                                                       ========================

                                                             2000          1999
                                                                $             $

Future income taxes asset                                 954,000     1,020,000
Future income taxes liability                          (1,508,000)     (579,000)
                                                       ------------------------

                                                         (554,000)      441,000
                                                       ========================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      The Company has approximately $5,300,000 in Canadian scientific research expenditures which can be carried forward indefinitely to reduce future years' taxable income, and approximately $150,000 in scientific research investment tax credits which can be used to reduce future years' income taxes payable. These scientific research investment tax credits expire in varying amounts from 2001 to 2006.

      The SunRich Food Group has capital and non-capital loss carry-forwards of approximately $2,693,000 at December 31, 2000 available to reduce future federal and state income tax that begins to expire in 2002.

      The Environmental Industrial Group has non-capital losses carry-forwards of $139,000 at December 31, 2000 available to reduce future federal and provincial income tax. These non-capital losses expire in varying amounts from 2001 to 2002.

      A valuation allowance of $780,000 (1999 - $2,395,000) has been recorded to reduce the net benefit recorded in the financial statements related to the capital and non-capital loss carry-forwards. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these future tax assets. Of this amount, approximately $333,000 relates to the acquisition of SunRich in 1999 and Nordic in 2000 and accordingly, any recognition of these amounts in the future will be accounted for as a reduction of the related goodwill.

11    Related party transactions and balances

      In addition to transactions disclosed elsewhere in these financial statements, the Company entered into the following related party transactions:

      a) During 2000, the Company charged affiliated companies $66,000 for services rendered (1999 - $66,000). Included in accounts receivable at December 31, 2000 is $168,000 (1999 - $56,000) due from affiliated companies. Also included in accounts receivable at December 31, 2000 is $105,000 (1999 - $88,000) due from officers/directors of the Company;

      b) Included in other long-term debt is an uncollateralized loan of $178,000 due to a shareholder, payable in monthly instalments of principal and interest of US$2,543 through to August 24, 2005, bearing interest at 8%; and

      c) The Company leases certain real estate from a shareholder under operating leases that expire in August 2010. Annual rental under each of the leases is $2.

12    Commitments and contingencies

      a) The Company has filed a claim against a former director relating to certain actions taken when he was the President of one of the Company's operating division. The former director has counter claimed against the Company and its subsidiaries, the Chairman of the Company and Easton, the Company's 32% equity investment. It cannot be determined if there will be any recovery by the Company at this time or if there will be any loss to the Company, and no provision has been made in these financial statements in respect of this matter.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      b) The Company believes, with respect to both its operations and real property, that it is in material compliance with current environmental laws. Based on known existing conditions and the Company's experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its financial position, but there can be no assurance that unforeseen changes in the laws or enforcement policies of relevant governmental bodies, the discovery of changed conditions on the Company's real property or in its operations, or changes in use of such properties and any related site restoration requirements, will not result in the incurrence of significant costs. No provision has been made in these financial statements for these future costs since such costs, if any, are not determinable at this time.

      c) An irrevocable letter of credit for $750,000 has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval. Additional letters of credit totalling $150,000 have been placed with various third parties as security on transactions occurring in the ordinary course of operations.

      d) In the normal course of business, the SunRich Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

      e) The Company has a commitment to buy from growers at set prices and times and also has commitments to sell to terminals at set prices and times. To offset the risk of market movement in prices, the Company will buy or sell future positions with commodity brokers. The quantities of commodities of these open futures contracts at December 31, 2000 are as follows:

                                                              Number of bushels
                                                           --------------------
                                                               Corn    Soybeans

                  Company-owned grain                       196,972     145,938
                  Purchase contracts                        170,032     (51,260)
                  Sales contracts                          (244,559)   (260,550)
                  Futures contracts                          50,000     320,000
                                                           --------------------

                  Total net position (short) long           172,445     154,128
                                                           ====================

      f) During 1999, the Company entered into a 12-year exclusive licence agreement related to the sales of the Company's steam explosion equipment in China.

      g) Commitments under operating leases, principally for distribution centres and warehouse, are as follows:

                                                                      $

                  2001                                        1,030,000
                  2002                                          941,000
                  2003                                          883,000
                  2004                                          830,000
                  2005 and thereafter                         1,498,000
                                                              ---------

                                                              5,182,000
                                                              =========

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

            Rent expense incurred in the year amounted to $1,038,000 (1999 - $195,000).

13    Earnings per share

      The calculation of earnings per share is based on the weighted average number of shares outstanding of 22,975,986 (1999 - 17,384,644). Fully diluted earnings per share reflect the dilutive effect of the exercise of warrants and options as disclosed in note 9. The number of shares for the fully diluted earnings per share calculation was 25,333,604 (1999 - 19,217,852). Interest on the funds, which would have been received had the warrants and options been exercised at the beginning of the year, amounts to $182,000 (1999 - $158,000) on an after tax bases, calculated at Canadian bank prime.

14    Financial instruments

      The Company's financial instruments recognized in the consolidated balance sheets and included in working capital consist of accounts receivable, other receivables and accounts payable and accrued liabilities. The fair values of these instruments approximate their carrying value due to their short-term maturities.

      The Company's financial instruments that are exposed to credit risk include cash and cash equivalents and accounts receivable. The Company places its cash with institutions of high creditworthiness. The Company's trade accounts receivable are not subject to a high concentration of credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for losses based on the expected collectibility of the accounts.

      Information on the Company's other financial instruments is contained in other notes to the consolidated financial statements.

15    Segmented information

      The Company operates in three industry segments: (a) Steam Explosion Technology Group: the design, engineering, and sale of customized steam explosion technology systems; (b) Environmental Industrial Group, which recycles and sells or disposes of certain non-hazardous and hazardous industrial waste and resale of inorganic minerals and (c) the SunRich Food Group, which manufactures, markets, distributes and packages grains and other food products with a focus on soy products. The Company's assets, operations and employees are located in Canada and the United States.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

Industry segments
                                                                                                      2000
                                                ----------------------------------------------------------

                                                       Steam
                                                   Explosion
                                                  Technology  Enrironmental
                                                   Group and     Industrial         SunRich
                                                   Corporate          Group      Food Group   Consolidated
                                                           $              $               $              $
External sales by market
Canada                                               169,000      25,549,000        397,000     26,115,000
U.S.                                                 376,000       5,737,000     67,515,000     73,628,000
Asia                                                      --              --      1,795,000      1,795,000
Europe                                                    --              --        115,000        115,000
                                                ----------------------------------------------------------

Total sales to external customers                    545,000      31,286,000     69,822,000    101,653,000
                                                ==========================================================

Interest expense                                          --         416,000      1,111,000      1,527,000
                                                ==========================================================

Income tax expense (recovery)                     (1,798,000)         66,000        864,000       (868,000)
                                                ==========================================================

Segment net income                                   495,000       2,513,000        366,000      3,374,000
                                                ==========================================================

Identifiable assets                                3,094,000      21,465,000     68,307,000     92,866,000
                                                ==========================================================

Amortization                                         220,000         781,000      1,712,000      2,713,000
                                                ==========================================================

Expenditures on property, plant and equipment         55,000         667,000      4,631,000      5,353,000
                                                ==========================================================

Equity accounted investments                         382,000              --             --        382,000
                                                ==========================================================

                                                                                                      1999
                                                ----------------------------------------------------------

                                                       Steam
                                                   Explosion
                                                  Technology  Enrironmental
                                                   Group and     Industrial         SunRich
                                                   Corporate          Group      Food Group   Consolidated
                                                           $              $               $              $
External sales by market
Canada                                                85,000      18,554,000             --     18,639,000
U.S.                                                 399,000       3,275,000     24,481,000     28,155,000
Asia                                                      --              --        510,000        510,000
                                                ----------------------------------------------------------

Total sales to external customers                    484,000      21,829,000     24,991,000     47,304,000
                                                ==========================================================

Interest expense                                          --         144,000        217,000        361,000
                                                ==========================================================

Income tax expense (recovery)                       (635,000)             --        183,000       (452,000)
                                                ==========================================================

Segment net income (loss)                           (843,000)      2,058,000        309,000      1,524,000
                                                ==========================================================

Identifiable assets                                2,919,000      13,513,000     19,002,000     35,434,000
                                                ==========================================================

Amortization                                         257,000         477,000        336,000      1,070,000
                                                ==========================================================

Expenditures on property, plant and equipment         47,000         500,000        591,000      1,138,000
                                                ==========================================================

Equity accounted investments                         186,000              --             --        186,000
                                                ==========================================================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

Geographic segments

                                                      2000                                   1999
                      ------------------------------------   ------------------------------------
                          Canada         U.S.        Total       Canada          U.S.       Total
                               $            $            $            $            $            $
Property, plant and
  equipment            9,944,000   33,214,000   43,158,000    5,373,000    5,393,000   10,766,000
                      ==========   ==========   ==========   ==========   ==========   ==========

Goodwill               2,774,000    8,457,000   11,231,000    1,785,000    2,137,000    3,922,000
                      ==========   ==========   ==========   ==========   ==========   ==========

Total assets          21,526,000   71,340,000   92,866,000   16,219,000   19,215,000   35,434,000
                      ==========   ==========   ==========   ==========   ==========   ==========

16    Subsequent event

      Subsequent to year-end, the Company acquired 100% of the common shares of Jenkins & Gournoe, Inc., which operates under the name of First Light Foods, Inc. Consideration consisted of the issuance of 833,333 common shares, US$300,000 in cash, a US$700,000 note payable and up to 175,000 warrants. The purchase price is subject to change contingent on the operating results of the acquired Company.

      First Light Foods, Inc., which owns several trademarked soymilk brands that are marketed as the private label brands of a major California food chain, will be part of the SunRich Food Group.

17    United States accounting principles differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (U.S. GAAP) during the periods presented except with respect to the following:

      Under U.S. GAAP, the gain on dilution in the amount of $140,000 in 2000 (1999 - $nil) resulting from the dilution of the Company's ownership of the common share equity of Easton would have been excluded from income and included as a separate component of shareholders' equity as Easton is a development stage exploration company. Also, under U.S. GAAP, certain development and pre-operating costs of $768,000 (1999 - $75,000) deferred in these financial statements would be expensed. Amortization of $157,000 (1999 - $nil) related to the development and start-up costs would not have been expensed.

      During the year, the Company repriced certain options as described in note
      9. As a result, $52,000 (1999 - $nil) of compensation expense would be recognized under U.S. GAAP.

      The net effect of income taxes on the above items is insignificant.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      Accordingly, the following would have been reported under U.S. GAAP:

                                                                                    2000           1999
                                                                                       $              $
            Net earnings for the year - as reported                            3,374,000      1,524,000
            Dilution gain                                                       (140,000)            --
            Development costs                                                    157,000        (75,000)
            Pre-operating costs                                                 (768,000)            --
            Stock option compensation expense                                    (52,000)            --
                                                                             ==========================

            Net earnings for the year - U.S. GAAP                              2,571,000      1,449,000
                                                                             ==========================

            Basic and fully diluted earnings per share - U.S. GAAP                  0.11           0.08
                                                                             ==========================

            Weighted average number of common shares outstanding              22,975,986     17,384,644
                                                                             ==========================

            Shareholders' equity - as reported                                33,277,000     18,098,000
            Cumulative development, start-up costs and pre-operating costs      (850,000)      (239,000)
            Cumulative stock compensation expense                                (52,000)            --
                                                                             --------------------------

            Shareholders' equity - U.S. GAAP                                  32,375,000     17,859,000
                                                                             ==========================

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

                                                          2000         1999
                                                             $            $

            Net earnings for the year - U.S. GAAP    2,571,000    1,449,000
            Currency translation adjustment            258,000     (195,000)
                                                    -----------------------

            Comprehensive income                     2,829,000    1,254,000
                                                    =======================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      Other U.S. GAAP disclosures

                                                      2000      1999
                                                         $         $

            Allowance for doubtful accounts        939,000   665,000
                                                   =================

            Inventory provisions                    61,000   134,000
                                                   =================

            Accrued recycling costs                298,000   384,000
                                                   =================

      Pro forma data (unaudited)

      Condensed pro forma income statement, as if the acquisitions of PECAL, Northern, Nordic and Temisca had occurred at the beginning of the previous year, is as follows:

                                                   2000         1999
                                                      $            $

            Revenue                         134,169,000   93,727,000
                                            ========================

            Net income                        1,752,000    1,550,000
                                            ========================

            Earnings per share                     0.08         0.09
                                            ========================

      Employee stock compensation

      Effective January 1, 1996, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require, companies to include in compensation cost at the fair value of stock options granted. The Company has decided not to adopt the fair value method. A company that does not adopt this new method must disclose pro forma net income and earnings per share giving effect to the method of compensation cost described in SFAS No. 123.

      The Company's stock option plan is described in note 9. Employee stock options granted by the Company in 1999 and 2000 were granted at prices which were at the value of stock on the grant date, vest at various dates ranging from the date of the grants to August 2, 2004 and expire 2 to 6 years subsequent to the grant date.

      The fair value of the options granted during 1999 and 2000 was estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (1998 - 0%), an expected volatility of 51% (1999 - 84%), a risk-free interest rate of 5% (1999 - 4%), and an expected life of 1 to 6 years.

      The total value of 295,500 (1999 - 620,000) stock options that were granted by the Company to employees during 1999 was $260,000 (1999 - $632,000). Of this total amount, under SFAS No. 123, the cost of stock compensation expense for the year ended December 31, 2000 would be $107,000 (1999 - $239,000). The unrecognized value of $153,000 (1999 -
      $393,000) will be charged to pro forma net earnings in future years according to the vesting terms of the options. Compensation expense of options granted in 1999 and vesting in 2000 is $86,000 (1999 - $307,000).
      The resulting pro forma net earnings (loss) and earnings (loss) per share for the year ended December 31, 2000 under U.S. GAAP are $2,378,000 (1999
      - ($903,000)) and $0.10 (1999 - ($0.05)), respectively.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company's adoption of SFAS No. 123 for pro forma disclosure purposes does not apply to awards prior to 1995, and additional awards in future years are anticipated.

      Recent accounting developments

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting of Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivatives be recorded on the balance sheets at their fair value. Changes in fair value are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The impact on the Company's consolidation results of operations, financial position or cash flow will be dependent on the level and types of derivative instruments the Company will have entered into at the time SFAS No. 133 is implemented.

      In June 1999, FASB issued an Exposure Draft to defer the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. As a result, the standard will be adopted by the Company in fiscal 2001.