Form 10-Q
period 2001-03-31
STAKE TECHNOLOGY LTD
filed 2001-05-15
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                           Commission File No. 0-9989

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

                           Common Shares, no Par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

At May 4, 2001 registrant had 29,023,905 common shares outstanding, the only class of registrant's common stock outstanding. In addition, the Company has allotted for issuance 1,411,498 common shares in respect of a private placement of Units comprising common shares and warrants (note 6(f)). There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was US 39,386,000. The Company's common shares are traded on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market under the symbol STKL.

There are 25 pages in the March 31, 2001 10-Q and the index follows the cover page.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   1                    March 31, 2001 10-Q

STAKE TECHNOLOGY LTD.

                                    FORM 10-Q
                                 March 31, 2001

PART I - FINANCIAL INFORMATION*

Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets as at March 31, 2001 and December 31, 2000.

         Consolidated Statements of Retained Earnings for the Period Ended March 31, 2001 and the year ended December 31, 2000.

         Consolidated Statements of Earnings for the Three Months Ended March 31, 2001 and 2000.

         Consolidated Statements of Cash Flow for the Three Months Ended March 31, 2001 and 2000.

         Condensed Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

PART II - OTHER INFORMATION

         All financial information is expressed in Canadian Dollars The closing rate of exchange on May 4, 2001 was CDN. $1 = US $0.6445


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   2                    March 31, 2001 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

                        Consolidated Financial Statements

                              Stake Technology Ltd.

                    For the Three Months Ended March 31, 2001


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   3                    March 31, 2001 10-Q

Stake Technology Ltd.
Consolidated Balance Sheets as at March 21, 2001 and December 31, 2000
Unaudited
(Expressed in Canadian Dollars)

=======================================================================================================

                                                                            March 31,      December 31,
                                                                               2001            2000
=======================================================================================================
Assets (note 5)
Current assets
Cash and cash equivalents                                                   $        --     $ 1,013,000
Accounts receivable - trade                                                  14,025,000      13,111,000
Current portion of note receivable                                            2,114,000       2,150,000
Inventories (note 4)                                                         15,419,000      15,290,000
Other receivables and prepaid expenses                                        2,365,000       1,341,000
Future income taxes                                                             952,000         954,000
                                                                            ---------------------------
                                                                             34,875,000      33,859,000

Note receivable                                                               2,886,000       3,036,000

Property, plant and equipment -at cost, less
     accumulated amortization of $10,240,000
     (December 31, 2000 - $9,132,000)                                        44,472,000      43,158,000

Investments                                                                     375,000         382,000

Goodwill -at cost, less accumulated amortization of
$1,071,000 (December 31, 2000 - $925,000)                                    11,535,000      11,231,000

Pre-operating costs - at cost, less accumulated amortization of
$64,000 (December 31, 2000 - $nil)                                              704,000         768,000

Patents, trademarks, licences and other assets - at cost
less accumulated amortization of $1,106,000
(December 31, 2000 - $1,034,000) (note 3)                                     4,336,000         432,000
                                                                            ---------------------------
                                                                            $99,183,000     $92,866,000
                                                                            ===========================
Liabilities
Current liabilities
Bank indebtedness (note 5)                                                  $ 8,334,000     $ 3,405,000
Accounts payable and accrued liabilities                                     15,031,000      19,359,000
Customer deposits                                                             1,844,000       1,262,000
Current portion of long-term debt                                             7,312,000       6,799,000
Current portion of preference shares of subsidiary companies                    287,000         387,000
                                                                            ---------------------------
                                                                             32,808,000      31,212,000

Long-term debt                                                               25,309,000      24,756,000
Other long-term payable                                                       1,812,000       1,651,000
Future income taxes                                                           2,835,000       1,508,000
Preference shares of subsidiary company                                         458,000         462,000
                                                                            ---------------------------
                                                                             63,222,000      59,589,000
                                                                            ---------------------------
Shareholders' Equity
Capital stock (note 6)
Authorized
     Unlimited common shares without par value
Issued
     29,023,905 (December 31, 2000 - 28,186,972) common shares               23,994,000      22,710,000
Contributed surplus                                                           4,635,000       4,635,000
Retained earnings                                                             5,904,000       5,869,000
Currency translation adjustment                                               1,428,000          63,000
                                                                            ---------------------------
                                                                             35,961,000      33,277,000
                                                                            ---------------------------
                                                                            $99,183,000     $92,866,000
                                                                            ===========================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   4                    March 31, 2001 10-Q

Stake Technology Ltd.
Consolidated Statements of Retained Earnings
For the Three Months Ended March 31, 2001 and the Year Ended December 31, 2000 Unaudited
(Expressed in Canadian Dollars)

================================================================================

                                           Three months ended     Year ended
                                             March 31, 2001    December 31, 2000
--------------------------------------------------------------------------------

Retained Earnings - Beginning of the Year      $5,869,000         $2,495,000

Net Earnings for the Period                        35,000          3,374,000
                                               -----------------------------

Retained Earnings - End of Period              $5,904,000         $5,869,000
                                               =============================

         (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   5                    March 31, 2001 10-Q

Stake Technology Ltd.
Consolidated Statements of Earnings
For the Three Months Ended March 31, 2001 and 2000
Unaudited
(Expressed in Canadian Dollars)

=====================================================================================================

                                                                        March 31,         March 31,
                                                                           2001             2000

=====================================================================================================
Revenues                                                               $ 30,453,000      $ 16,009,000
Cost of goods sold                                                       26,208,000        13,438,000
                                                                       ------------------------------
Gross profit                                                              4,245,000         2,571,000
                                                                       ------------------------------

Expenses

Research and development                                                    113,000           127,000
Administration, market development and demonstration                      3,570,000         1,952,000
Amortization of patents, trademarks, licences and goodwill                  109,000            68,000
                                                                       ------------------------------
                                                                          3,792,000         2,147,000
                                                                       ------------------------------
Earnings from operations                                                    453,000           424,000

Interest on long-term debt                                                 (698,000)         (151,000)
Other interest                                                              (82,000)          (16,000)
Interest and other income                                                   154,000            79,000
Foreign exchange gain                                                        47,000            10,000
Gain on dilution of investment interests
   in equity accounted investee                                                  --           140,000
Share of losses of equity accounted investees                               (12,000)          (12,000)
Dividend on preference shares of subsidiary company                          (6,000)           (7,000)
                                                                       ------------------------------
Earnings before income taxes                                               (144,000)          467,000
                                                                       ------------------------------

Recovery of (provision for) income taxes
Current                                                                     135,000            40,000
Future                                                                       44,000           (99,000)
                                                                       ------------------------------
                                                                            179,000           (59,000)
                                                                       ------------------------------
Net earnings for the period                                            $     35,000      $    408,000
                                                                       ==============================

Net earnings per share                                                 $       0.00      $       0.02
                                                                       ==============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   6                    March 31, 2001 10-Q

Stake Technology Ltd.
Consolidated Statements of Cash Flow
For the Three Months ended March 31, 2001 and 2000
Unaudited
(Expressed in Canadian Dollars)

===============================================================================================
                                                                     March 31,       March 31,
                                                                       2001            2000
===============================================================================================
Cash provided by (used in)

Operating activities
Net earnings for the period                                        $    35,000      $   408,000
Items not affecting cash
     Amortization                                                    1,359,000          410,000
     Share of losses of equity accounted investee                       12,000           12,000
     Gain on dilution of interest in investee                               --         (140,000)
     Loss (gain) on sale of property, plant and
         equipment                                                       3,000          (84,000)
     Imputed interest                                                  (23,000)           8,000
     Future income taxes                                               (44,000)         (60,000)
                                                                  -----------------------------
                                                                     1,342,000          554,000
Change in non-cash working capital balances related to
     operations
     Accounts receivable - trade                                      (556,000)         175,000
     Inventories                                                       361,000         (122,000)
     Other receivables and prepaid expenses                           (945,000)          69,000
     Accounts payable and accrued liabilities                       (4,457,000)      (4,561,000)
     Customer deposits                                                 502,000          178,000
                                                                  -----------------------------
                                                                    (3,753,000)      (3,707,000)
Investing activities
Acquisition of company - net of cash acquired                         (513,000)      (2,093,000)
Decrease (increase) in patents, trademarks, licences
     and other assets                                                   34,000          (69,000)
Cash held as security deposit                                               --          400,000
Acquisition of property, plant and equipment                          (629,000)      (2,546,000)
Proceeds on sale of property, plant and equipment                           --          112,000
Increase in investments and advances                                    (5,000)          (3,000)
Decrease in notes receivable                                           548,000               --
                                                                  -----------------------------
                                                                      (565,000)      (4,199,000)
                                                                  -----------------------------
Financing activities
Purchase and redemption of preference shares of
     subsidiary companies                                             (118,000)        (110,000)
Repayment of long-term debt and note payable                        (1,255,000)        (447,000)
Issuance of long-term debt                                                  --        2,635,000
Borrowings under line of credit                                      4,693,000        2,986,000
Issuance of common shares                                                5,000          364,000
                                                                  -----------------------------
                                                                     3,325,000        5,428,000

Foreign exchange gain on cash held in a foreign currency               (20,000)          14,000
                                                                  -----------------------------

Decrease in cash during the period                                  (1,013,000)      (2,464,000)

Cash and cash equivalents - Beginning of period                      1,013,000        2,464,000
                                                                  -----------------------------
Cash and cash equivalents - End of period                                   --               --
                                                                  -----------------------------

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   7                    March 31, 2001 10-Q

Stake Technology Ltd.
Notes to Consolidated Financial Statements
For the Three Months ended March 31, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

1.    Interim Financial Statement

      The accompanying interim consolidated financial statements of Stake Technology Ltd. have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in Canada which conform, in all material respects (except as indicated in Note 8, with accounting principles generally accepted in the U.S.) Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included; all such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, see the Company's consolidated financial statements, including the accounting policies and notes thereto, included in the Annual Report on Form 10KSB for the year ended December 31, 2000.

2.    Description of business and significant accounting policies

      Stake Technology Ltd. (the Company) was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. The SunRich Food Group manufactures and sells agricultural products with a focus on soy, soymilk and other food products. The Environmental Industrial Group sells abrasives and industrial materials and recycles inorganic materials. The Company also operates a division developing and commercializing a proprietary steam explosion technology for processing of biomass into higher value products. The Company's assets, operations and employees at March 31, 2001 are located in Canada and the United States.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   8                    March 31, 2001 10-Q

Stake Technology Ltd.
Notes to Consolidated Financial Statements
For the Three Months ended March 31, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      Investments

      Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings.

      Property, plant and equipment

      Property, plant and equipment is stated at cost, less accumulated amortization.

      Amortization is provided on property, plant and equipment on the diminishing balance basis or, in the case of certain US-based subsidiaries, straight-line basis at rates based on the estimated useful lives of the assets as follows: 10% to 33% for office furniture and equipment, machinery and equipment and vehicles and 4-8% for buildings. Amortization is calculated from the time the asset is put into use.

      Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates.

      Pre-operating costs

      Net costs incurred in the pre-operating stage of start-up businesses are deferred until the business reaches commercial operation or the passage of a certain period of time as predetermined by management. During 2000, the Company acquired Nordic Aseptic, Inc. (Nordic), which was considered a start-up business from the date of acquisition to December 31, 2000. Certain operating costs, net of income earned during the pre-operating period, have been deferred. Amortization of these net costs is computed on a straight-line basis over 3 years and commenced on January 1, 2001.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   9                    March 31, 2001 10-Q

Stake Technology Ltd.
Notes to Consolidated Financial Statements
For the Three Months ended March 31, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      Revenue recognition

      i)    Environmental Industrial Group

            Revenue from the sale of industrial minerals is recognized upon shipment or providing of a service to a customer.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   10                   March 31, 2001 10-Q

Stake Technology Ltd.
Notes to Consolidated Financial Statements
For the Three Months ended March 31, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

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

3.    Acquisition of a Business

      First Light Foods

      On February 1, 2001, the Company acquired 100% of the common shares of Jenkins and Gournoe Inc., which operates under the name of First Light Foods. Consideration consisted of the issuance of 833,333 common shares, US $300,000 in cash, a US $700,000 note payable that is repayable quarterly over 2 years by payments of US $87,500, plus interest at US Prime, 35,000 warrants exercisable at US $1.70 for five years to February, 2006 and acquisition costs of approximately US $42,000. In addition contingent consideration that may be payable on this acquisition; (a) if certain profit targets are achieved up to an additional 140,000 warrants may be issued in 2002 through to 2005, and (b) a percentage of gross profits in excess of US $1,100,000 per annum from 2001- 2005 will be paid to the vendors of First Light Foods.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   11                   March 31, 2001 10-Q

Stake Technology Ltd.
Notes to Consolidated Financial Statements
For the Three Months ended March 31, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      First Light Foods owns several trade marked soymilk brands that are marketed as the private label brands of a major California food chain. The acquisition of First Light Foods complements the SunRich Food Group's strategy of becoming a vertically integrated group - from seed to merchandisable products of soymilk. The acquisition of First Light Foods has been accounted for using the purchase method, and accordingly, the consolidated financial statements include the results of operations of the acquired business from the date of the acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on management's best estimate of fair values. Given the complexity of the acquired operations, as well as the short time that has elapsed since acquisition, the cost and the allocation thereof, of the acquisition is subject to change based on the final resolution of those estimates. However, management believes that the final resolution of the estimates will not have a material impact on the financial position or results of operations of the Company. The excess of the estimated purchase price over the fair value of the net assets acquired consists primarily of trademarks of $4,000,000 and future income tax liabilities of $1,000,000. The trademarks paid will be amortized over twenty years.

      First Light Foods operations are included for 59 days and its assets are included in the March 31, 2001 Balance Sheet.

      4.    Inventories

                                                       March 31,        December
                                                            2001        31, 2000
                                                               $               $

      Raw materials                                    4,918,000       4,991,000
      Finished goods and merchandise                   7,331,000       7,834,000
      Grain                                            3,170,000       2,465,000
                                                      --------------------------

                                                      15,419,000      15,290,000
                                                      ==========================


      Grain inventories consist of the following:

                                                       March 31,        December
                                                            2001        31, 2000
                                                               $               $


      Company owned grain                              2,689,000       2,208,000
      Unrealized gain (loss) on
          Contracts with producers                       438,000         156,000
          Futures contracts                               43,000         101,000
                                                      --------------------------

                                                       3,170,000       2,465,000
                                                     ==========================

5.    Long-term debt and banking facilities

      a) The SunRich Food Group and certain of its subsidiary companies have co-guaranteed a bank loan payable by the Food Group's wholly owned subsidiary Nordic Aseptic Inc. (Nordic) of $5,154,000. The loan contains restrictive financial covenants for the SunRich Food Group and certain subsidiaries. As at March 31, 2001, Nordic was not in compliance with certain of the financial covenants. However, on April 12, 2001, the Company entered into an agreement with the lender whereby the lender agreed to forebear taking


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   12                   March 31, 2001 10-Q

Stake Technology Ltd.
Notes to Consolidated Financial Statements
For the Three Months ended March 31, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      any action if any, until April 15, 2002, with respect to the various covenant breaches, which existed at December 31, 2000 and March 31, 2001. As part of the agreement, the Company renegotiated the financial covenants of the bank loan payable and agreed to maintain US $264,000 on deposit with the lender. As at April 12, 2001, the Company is in compliance with the new financial covenants and expects to remain in compliance throughout 2001.

      b) During the quarter the SunRich Food Group issued a US $700,000 note payable in connection with the acquisition of First Light Food, which is repayable over 2 years by payments of US $87,500 per quarter plus interest at US Prime.

      Substantially all of the Company's assets are pledged as collateral under various lending agreements, with the exception of the real property at Stake's corporate offices in Norval, and the lease and physical assets in Louisiana.

6.    Capital Stock

                                                   March 31,            December 31,
                                             2001            2000           2000
(a)  Issued and fully paid -
     29,023,905 common shares
     (March 31, 2000 - 20,886,888
     December 31, 2000 - 28,186,972)     $23,994,000      11,527,000     $22,710,000
                                         ===========      ==========     ===========

(b) During 1997, the shareholders of the Company agreed to reduce the capital account of the Company's common shares by $25,026,000 through a reduction of the deficit.

(c) In February 2001, the Company issued 833,333 common shares as a component of the purchase price to acquire First Light Foods (note 3) as partial consideration of the acquired company; the Company also issued 35,000 warrants which are exercisable at US $1.70 for five years to February 2006. An additional 140,000 warrants may be issued prior to 2006 if First Light Foods achieves certain gross profits targets

(d) In the first quarter of 2001, employees exercised 3,600 options and 3,600 common shares were issued for net proceeds of $5,000.

(e) On March 5, 2001, the Board approved a resolution extending the exercise period of 304,375 options from March 10, 2001 to December 31, 2003.

(f) Subsequent to March 31, the Company completed a private placement of 1,411,498 units, which are comprised of 1,411,498 common shares, and 705,749 common share warrants exercisable at US $1.75 on or before April 30, 2004. Net proceeds from this placement were US $1,728,000.

(g) As at March 31, and May 4, 2001, there were options vested to Employees and Directors to acquire 1,381,825 common shares at exercise prices of US $0.75 to US $1.41. In addition, at March 31 and May 4, 2000 options to acquire an additional 469,700 common shares at US $1.063 have been granted but have not yet vested.

7.    Segmented information

      The Company operates in three industry segments: (a) Steam Explosion Technology Group: the design, engineering, and sale of customized steam explosion technology systems; (b) Environmental Industrial Group, which recycles and sells or disposes of certain non-hazardous and hazardous industrial waste and resale of


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   13                   March 31, 2001 10-Q

Stake Technology Ltd.
Notes to Consolidated Financial Statements
For the Three Months ended March 31, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

     inorganic minerals and (c) the SunRich Food Group, which manufactures, markets, distributes and packages grains and other food products with a focus on soy products. The Company's assets, operations and employees are located in Canada and the United States.
     Industry segments

                                                   March 31, 2001
                                                   --------------------------------------------------------------
                                                   Steam
                                                   Explosion
                                                   Technology
                                                   Group and         Environmental     SunRich
                                                   Corporate         Industrial Group  Food Group     Consolidated
                                                   $                 $                 $              $
      External sales by market
      Canada                                           13,000        5,796,000            104,000       5,913,000
      US                                              114,000        1,480,000         20,130,000      21,724,000
      Asia                                                 --               --          2,786,000       2,786,000
      Central and South America                            --           30,000                 --          30,000
                                                   --------------------------------------------------------------

      Total sales to external customers               127,000        7,306,000         23,020,000      30,453,000
                                                   --------------------------------------------------------------

      Interest expense                                     --          135,000            645,000         780,000
                                                   --------------------------------------------------------------

      Income tax (recovery)                           (26,000)        (153,000)                --        (179,000)
                                                   --------------------------------------------------------------

      Segment net income (loss)                      (386,000)         370,000             51,000          35,000
                                                   --------------------------------------------------------------

      Identifiable assets                             744,000       24,868,000         73,571,000      99,183,000
                                                   --------------------------------------------------------------

      Amortization                                     51,000          243,000          1,065,000       1,359,000
                                                   --------------------------------------------------------------

      Expenditures  on  property,  plant  and
          equipment                                        --           60,000            569,000         629,000
                                                   --------------------------------------------------------------

      Equity accounted investments                    375,000               --                 --         375,000
                                                   --------------------------------------------------------------

                                                   March 31, 2000
                                                   --------------------------------------------------------------
                                                   Steam
                                                   Explosion
                                                   Technology
                                                   Group and         Environmental     SunRich
                                                   Corporate         Industrial Group  Food Group     Consolidated
                                                   $                 $                 $              $
      External sales by market
      Canada                                           19,000        4,352,000       1,034,000          5,405,000
      US                                                   --        1,134,000       9,348,000         10,482,000
      Asia                                                 --               --         122,000            122,000
                                                   -----------------------------------------------------------------

      Total sales to external customers                19,000        5,486,000      10,504,000         16,009,000
                                                   -----------------------------------------------------------------

      Interest expense                                     --           63,000         104,000            167,000
                                                   -----------------------------------------------------------------

      Income tax expense (recovery)                   (40,000)              --          99,000            (59,000)
                                                   -----------------------------------------------------------------

      Segment net income (loss)                      (240,000)         351,000         297,000            408,000
                                                   -----------------------------------------------------------------

      Identifiable assets                           2,039,000       19,748,000      17,833,000         39,620,000
                                                   -----------------------------------------------------------------

      Amortization                                     61,000          129,000         220,000            410,000
                                                   -----------------------------------------------------------------

      Expenditures  on  property,  plant  and
          equipment                                        --        2,464,000          82,000          2,546,000
                                                   -----------------------------------------------------------------

      Equity accounted investments                    412,000               --              --            412,000
                                                   -----------------------------------------------------------------


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   14                   March 31, 2001 10-Q

Stake Technology Ltd.
Notes to Consolidated Financial Statements
For the Three Months ended March 31, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      Geographic segments

                               March 31, 2001                             December 31, 2000
                              ----------------------------------------    -----------------------------------------
                              Canada         US             Total          Canada         US             Total
                              $              $              $              $              $              $
      Property, plant and
          equipment            9,869,000     34,603,000     44,472,000      9,944,000     33,214,000     43,158,000
                              ========================================    =========================================

      Goodwill                 2,687,000      8,848,000     11,535,000      2,774,000      8,457,000     11,231,000
                              ========================================    =========================================

      Total assets            22,163,000     77,020,000     99,183,000     21,526,000     71,340,000     92,866,000
                              ========================================    =========================================

8.    United States Accounting Principles Differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (US GAAP) during the periods presented except with respect to the following:

      Under US GAAP, the gain on dilution in the amount of $nil in the first quarter of 2001 (December 31, 2000 - $140,000) resulting from the dilution of the Company's ownership of the common share equity of Easton would have been excluded from income and included as a separate component of shareholders' equity as Easton Minerals Ltd. (Easton) is a development stage company. Also, under US GAAP, certain development and start-up costs of $nil in the first quarter of 2001 (December 31, 2000 - $768,000) deferred in these financial statements would be expensed. Amortization of $85,000 (December 31, 2000 - $157,000) related to the development and start-up costs would not have been expensed.

      During 2000, the Company repriced certain options. As a result $323,000 (December 31, 2000 - $52,000) would be recognized as an expense under US GAAP.

      Other U.S. GAAP disclosures

                                                 March 31,    December 31,
                                                      2001            2000
                                                         $               $

      Allowance for doubtful accounts            1,025,000         939,000
                                                 =========================

      Related Parties                              249,000         273,000
                                                 -------------------------

      Inventory provisions                          55,000          61,000
                                                 =========================

      Accrued recycling costs                      353,000         298,000
                                                 =========================

      The net effect of income taxes on the above items is insignificant.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   15                   March 31, 2001 10-Q

Stake Technology Ltd.
Notes to Consolidated Financial Statements
For the Three Months ended March 31, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      Accordingly, the following would have been reported under US GAAP:

                                                         ------------------------------------------------------------------
                                                             March 31,         March 31,         December          December
                                                                  2001             2000          31, 2000          31, 1999
                                                         ------------------------------------------------------------------
       Net earnings for the period - as reported         $     35,000      $    408,000      $  3,374,000      $  1,524,000
       Dilution gain                                               --          (140,000)         (140,000)               --
       Development, start-up and pre-operating costs
          expensed                                             85,000                --           157,000           (75,000)
       Pre-operating costs capitalized                             --                --          (768,000)               --
       Stock option compensation expense                     (323,000)               --           (52,000)               --
                                                         ------------------------------------------------------------------
       Net (loss) earnings for the period - US GAAP      $   (203,000)     $    268,000      $  2,571,000      $  1,449,000
                                                         ==================================================================

       Net (loss) earnings per share - US GAAP                 ($0.01)     $       0.01      $       0.11      $       0.08
                                                         ==================================================================
       Weighted average number of common shares
          outstanding                                      28,485,219        20,736,190        22,975,986        17,384,644
                                                         ==================================================================

       Shareholders' equity - as reported                $ 35,961,000      $ 18,884,000      $ 33,277,000      $ 18,098,000
       Cumulative development, start-up and
          pre-operating costs expensed                       (765,000)         (239,000)         (850,000)         (239,000)
       Cumulative stock compensation expense                 (375,000)               --           (52,000)               --
                                                         ------------------------------------------------------------------

       Shareholders' equity - US GAAP                    $ 34,821,000      $ 18,645,000      $ 32,375,000      $ 17,859,000
                                                         ==================================================================

      Comprehensive Income

      US GAAP requires that a comprehensive income statement be prepared. Comprehensive income is defined as "The change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner events". It includes all changes in equity during a period, except those resulting from investments by owners and distribution to owners. The comprehensive statement reconciles the reported net income to the comprehensive income.

      The following is a comprehensive income statement (prepared in accordance with US GAAP), which, under US GAAP, would have the same prominence as other financial statements.

                                                       March 31,        March 31,        December        December
                                                            2001             2000        31, 2000        31, 1999
                                                     ------------------------------------------------------------
       Net (loss) earnings for the year - US GAAP    $  (203,000)     $   268,000     $ 2,571,000     $ 1,449,000
       Currency translation adjustment                 1,365,000           14,000         258,000        (195,000)
                                                     ------------------------------------------------------------

       Comprehensive income                          $ 1,162,000      $   282,000     $ 2,829,000     $ 1,254,000
                                                     ============================================================

9.    Comparative Balances

      Certain comparative account balances have been reclassified to achieve comparability to current period balances.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   16                   March 31, 2001 10-Q

PART I - FINANCIAL INFORMATION

Item 2 -

      Management's Discussion and Analysis of Financial Condition and Results of Operations

      Developments at SunRich Food Group, Inc. in the Quarter

      Acquisition in 2001 - Jenkins & Gournoe, Inc.

      In February, 2001, the Company's wholly owned subsidiary, SunRich Food Group, Inc acquired 100% of the common shares of Jenkins & Gournoe, Inc. (First Light Foods), a private Illinois company that owns certain soy trademarks including Soy-Um, and Rice-Um that are sold under an agreement to a major California based food retailer. The purchase price was approximately $3,000,000 plus certain contingent consideration. The excess of the purchase price over the fair value of the assets acquired consists primarily of trademarks of $4,000,000 and future tax liabilities of $1,000,000. (note 3)

      The acquisition of First Light Foods complements the SunRich Food Group's strategy of becoming a vertically integrated group - from seed to merchandisable products of soymilk. Sales for this profitable company are running at approximately $12 million US per annum and the business is growing with the rapid expansion of the California based retailer across the US. First Light Foods operations are included for 59 days in 2001 and its assets are included in the March 31, 2001 balance sheet.

      Nordic start-up losses have decreased in each successive month this year and we expect Nordic to be profitable by the end of the third quarter.

      The Star Valley soy processing facility will start up production of soy milk in July, 2001.

      Northern's revenues exceeded their internal budget in the first quarter, however SunRich's operations were affected by poor winter weather conditions that resulted in certain shipments budgeted for in the first quarter being delayed until the second quarter because of flooding conditions on the Mississippi River.

      Developments at the Environmental Industrial Group in the Quarter

      The Environmental Industrial Group's aggregates blasting business has secured significant sales contracts for supply of the aggregate materials for most of the major bridges in the city of New York, the Holland Tunnel and 45 bridges in Michigan. Sales of garnets from China continue to expand with the appointment of three new distributors.

      Significant new markets are being penetrated in 2001 in the water filtration and golf sand trap markets as a result of having a raw material source acquired in the Temisca acquisition. The worldwide shortage of zircon has resulted in significant price increases, which has benefited current inventory balances and margins. Foundry industry sales have remained strong throughout the quarter benefiting from the low Canadian dollar.

      During the quarter the Environmental Industrial Group successfully, achieved ISO9002 registration for its Hamilton plant operations.

      During the quarter the Temisca sales functions was integrated with the BEI/PECAL national sales force resulting in significant growth in sales. The financial systems will be fully integrated in the second quarter.

      Developments in the Steam Explosion Technology Group in the Quarter

      In the first quarter of 2001, steam explosion activities focused on supporting Pacitec Inc. to market the Company's proprietary pulping systems in China. Pacitec acquired certain exclusive marketing rights for China under an agreement signed in August 1999.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   17                   March 31, 2001 10-Q

      Activities in the quarter included a visit by Stake representatives to China for technical and economic discussions relating to the proposed first system sale. This included a visit to the actual operating mill where the first project is to be installed.

      Subsequent to the visit, activities have centered on the preparation of technical and commercial documents related to the first system sale to China.

      Securing of a firm contract for a system sale to China remains subject to several factors including agreement on final documentation, securing of financing by Pacitec and approval of various government authorities in China.

      Major Developments in Corporate Activities in the Quarter

      On April 18, 2001 the Company entered into a transaction for the private placement of 1,411,498 units, which comprise 1,411,498 commons shares, and a half warrant representing up to 705,749 common shares exercisable at US $1.75 until April 30, 2004. The net proceeds of this transaction are US $1,728,000, and are to be used both for improving working capital and for future business acquisitions.

      The First Three Months of 2001 Operations Compared with the First Three Months of 2000 Operations

      Results of operations

      Revenues in the first three months of 2001 increased by 90% to $30,453,000 from $16,009,000 in the first quarter of 2000 and the Company's earnings for the first quarter of 2001 were $35,000 or $0.00 per common share compared to $408,000 or $0.02 per share for the quarter ended March 31, 2000.

      Revenues have increased due to the inclusion of the revenues from companies acquired over the past year that were not owned by the Company in the first quarter of 2000; Northern, Nordic, First Light Foods and Temisca. The decrease in earnings in the first quarter of 2001 compared to 2000 is due to start-up losses in Nordic and the severe winter weather in the first quarter, which has delayed certain shipments and other business transactions until the second quarter of 2001.

      The Company expects that Nordic will be profitable by the third quarter of 2001 and that the weather related delays can be recouped in the second and third quarter of 2001.

      Revenues in the first quarter of 2001 from SunRich Food Group operations were $23,020,000 (Q1 - 2000 - $10,504,000). Environmental Industrial
      Group's first quarter 2001 sales were $7,306,000 (Q1 - 2000 - $5,486,000)
      and steam explosion and corporate sales in the first quarter of 2001 were $127,000 (Q1 - 2000 - $19,000).

      Cost of sales increased to $26,208,000 for the first quarter of 2001 compared to $13,438,000 for the quarter ended March 31, 2000. Cost of sales in the first quarter of 2001 attributable to the Environmental Industrial Group segment were $6,193,000 (Q1 - 2000 - $4,730,000), and the SunRich Food Group, cost of sales were $19,970,000 (Q1 - 2000 - $8,684,000). Steam Explosion division costs of sales were $45,000 (Q1 - 2000 - $24,000), which primarily relates to standard amortization charges.

      The Company's consolidated gross margin was 13.9% in the first quarter of 2001 compared to 16.1% in the first quarter of 2000 principally due to a negative operating margin of $429,000 resulting from Nordic's start-up costs.

      Research and development costs, principally related to steam explosion division as well as applied research done in the SunRich Food Group was $113,000 in the first quarter of 2001 (Q1 - 2000 - $127,000).

      Administration, market development and demonstration expenditures increased in the first quarter of 2001 to $3,570,000 compared to $1,952,000 for the quarter ended March 31, 2000. The principal reason for the increase in these expenses results from the inclusion of Northern, Nordic, First Light Foods and Temisca administration costs and as well as one additional month of PECAL's administrative expenses in 2001 compared to 2000,


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   18                   March 31, 2001 10-Q
      increased corporate costs related to the retention of an investor relations firm starting in the fall of 2000 and the increased costs of administering a larger company. In the first quarter of 2001 SunRich Food Group's administration costs were $2,463,000 (Q1 - 2000 - $1,320,000);
      Environmental Industrial Group's operations accounted for $633,000 of the administration costs (Q1 - 2000 - $339,000) and steam explosion marketing and demonstration and corporate administration expenses were $474,000 (Q1
      - 2000 - $293,000).

      Amortization of patents, trademarks, licences and goodwill increased to $109,000 in the first quarter of 2001, compared to $68,000 in the first quarter of 2000 due to the additional amortization of the goodwill from the acquisitions completed over the past year. Operating earnings were $453,000 in the first quarter of 2001 compared to $424,000 in the first quarter of 2000. These earnings have been affected by a pre-tax loss of $839,000 resulting from start up losses of Nordic and the weather related delays in certain shipments and sales noted above.

      Interest on long-term debt and other interest increased to $780,000 in the first quarter of 2001 from $167,000 in the first quarter of 2000, due principally to the acquisition of Northern in September 2000.

      Interest and other income increased to $154,000 in the first quarter of 2001 from $79,000 in the first quarter of 2000 due principally to imputed interest earned on the discounted note receivable balance.

      The share of losses of equity accounted investees of ($12,000) in the first quarter of 2001 (2000 - ($12,000)) and dilution gain of $nil (2000 - $140,000) is related to the Company's 32% equity investment in Easton Minerals Ltd.

      A loss before taxes of $144,000 for the quarter results due to the expensing of startup costs of Nordic and the weather related delays compared to pre tax earnings of $467,000 in the first quarter of 2000.

      During the quarter the Company received a $135,000 tax refund related to a reassessment of an acquired company's 1998 income taxes. Also, the Company has recorded a future tax recovery related to operating losses incurred in the quarter. Effective January 2, 2001, the Company restructured the US operations which allows the US companies to file consolidated tax returns and therefore the SunRich Food Group, Inc. has recognized the benefits of the Nordic start-up losses incurred in the first quarter.

      Net earnings of $35,000 resulted from the first quarter compared to $408,000 in the first quarter of 2001.

      Segmented Operations Information

      The SunRich Food Group

      The SunRich Food Group contributed 76% or $23,020,000 of the $30,453,000 in consolidated revenues in the first quarter. (Q1 - 2000 - $10,504,000 or 66% of consolidated sales). In the first quarter of 2001, SunRich sales were $10,807,000 (Q1 - 2000 $10,504,000); Northern sales were $9,216,000
      (Q1 - 2000 - N/A), First Light Foods were $2,063,000 (Q1 2000 - N/A) and
      Nordic's were $934,000 (Q1 - 2000 - N/A).

      The SunRich Food Group's cost of sales in the first quarter of 2000 was $19,970,000 (Q1 - 2000 - $8,684,000). The SunRich Food Group's margin in the first quarter of 2001 was 13.4% (Q1 - 2000 - 17.3%). The decreased margin principally results from Nordic's negative margin in the quarter of $429,000. In the first quarter of 2001, the SunRich Food Group's administration costs were $2,463,000 (Q1 - 2000 - $1,320,000). The increase in administrative costs is due to additional administration costs of the newly acquired companies in the Group; Northern, Nordic and First Light Foods.

      Pre-tax earnings of the SunRich Food Group were $51,000 (Q1 - 2000 - $297,000). The net earnings of the SunRich Food Group were significantly impacted by the pre-tax tax loss from the start-up of the Nordic Tetra-Pak operations, which totaled $839,000 in the quarter. In addition, delays in the release of certain SunRich inventories due to severe winter weather resulted in sales and earnings budgeted in the first quarter being pushed into the second quarter of 2001. The Company expects Nordic to be profitable by the end of the third quarter.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   19                   March 31, 2001 10-Q

      As a result of a corporate restructuring in the US companies, the benefit of tax losses on the Nordic in the quarter have been offset against the tax provisions of the profitable companies in the Sunrich Food Group; Northern, SunRich and First Light Foods. As a result, no tax provision was recorded in the first quarter.

      Environmental Industrial Group

      The Environmental Industrial Group contributed 24% or $7,306,000 of first quarter 2001 consolidated revenues (Q1 - 2000 - $5,486,000). The increase in revenues is due to one more month of PECAL operations being included in the first quarter of 2001 compared to 2000, as well as the sales of Temisca and a general increase in revenues throughout the Group in the quarter.

      Cost of sales in the first quarter of 2001 for the Environmental Industrial Group was $6,193,000 (Q1 - 2000 - $4,730,000). The
      Environmental Industrial Group's margin increased to 15.2% in the first quarter of 2001 (Q1 - 2000 - 13.8%). The increase in the margin is due to higher margin products becoming a larger percentage of the sales mix due to the retention of additional distributors of aggregates for blasting and the increase in sales of other specialty materials.

      The Environmental Industrial Group's operations accounted for $633,000 of consolidated administration costs (Q1 -2000 - $339,000). The 87% increase in these costs is due to the addition of three salesmen, the addition of the Temisca administrative staff, the retention of certain administration staff from the PECAL acquisition to create a new customer service function for the Environmental Industrial Group and the costs of running a larger Group with more locations.

      Pre-tax earnings from operations of the Environmental Industrial Group were $217,000 in the quarter (Q1 - 2000 - $351,000).

      A tax recovery of $153,000 (1999 - $nil) for the Environmental Industrial Group relates to the loss of Temisca Inc. in the quarter. Due to the loss of the Canadian corporate office and the fact that a majority of this Group is part of the same legal entity, no provision for income taxes has been recorded for the earnings of Environmental Industrial Group. Net earnings of the Environmental Industrial Group were $370,000 in the first quarter of 2001 (Q1 - 2000- $351,000)

      Steam explosion Technology Group and Corporate Activities

      Revenue of $127,000 was derived from the Steam Explosion Technology Group and corporate sales in the first quarter of 2001(Q1 -2000 - $19,000). Revenues are related mainly to license fees and private industry projects.

      Steam Explosion Technology Group's cost of sales was $45,000 (Q1 - 2000 - $24,000), which primarily relates to standard amortization charges. Steam Explosion Technology Group and corporate margins fluctuate significantly due to the nature of the revenues in this Group. Steam Explosion Technology Group's marketing and demonstration and corporate administration expenses in the first quarter of 2001 were $474,000 (Q1 - 2000 - $293,000). The increase in these costs was due to more aggressive investor relations' activities, the increased costs of insurance, salaries and other costs of operating a larger public company

      The loss from operations after tax of $386,000 (Q1 - 2000 - $240,000) is principally due to these additional corporate costs.

      Liquidity and Capital Resources at March 31, 2001

      Trade accounts receivable increased to $14,025,000 at March 31, 2001 from $13,111,000 at December 31, 2000 due principally to currency changes. Trade receivables at March 31, 2001 related to the Environmental Industrial Group's operations were $5,101,000 (December 31, 2000 - $4,836,000); SunRich Food Group's operations receivables were $8,599,000 at March 31, 2001 (December 31, 2000 - $8,250,000) and general corporate activities and steam explosion $325,000 (December 31, 2000 - $25,000).


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   20                   March 31, 2001 10-Q

      The note receivable totalling $5,000,000 at March 31, 2001 and the other long-term payable of $1,812,000 are related to an agreement with a major European based company. In the first quarter of 2001, Northern received payments of $548,000 on the note receivable from this agreement.

      Inventories were $15,419,000 at March 31, 2001 and are similar to December 31, 2000 inventory balances of $15,290,000 at December 31, 2000. First Light Foods does not carry an inventory balance.

      Future income tax assets of $952,000 at March 31, 2001 ($954,000 - December 31, 2000) consist principally of the benefit of Canadian tax losses and scientific research expenditures recorded by the Canadian entity.

      In the first quarter of 2001, $629,000 was spent on capital additions throughout the Company for scheduled and budgeted machinery and equipment improvements and the construction of the Star Valley facility which is expected to start up in the third quarter of 2001. The Company has no significant capital commitments at March 31, 2001.

      Investments decreased to $375,000 at March 31, 2001 from $382,000 at December 31, 2000 due primarily to the equity loss on Easton of ($12,000) (Q1- 2000 - ($12,000)) offset by the dilution gain of $nil (Q1- 2000 - $140,000) and cash advances of $5,000 (Q1 - 2000 - $nil).

      The Company deferred $768,000 of pre-operating costs related to Nordic, which is comprised of the portion of the operating losses from April to December 31, 2000 that were related to the start up phase of the plant. This amount will be written off equally over 36 months and $64,000 of these deferred costs was amortized in the first quarter of 2001. US readers should note that the $768,000 of pre-operating costs was expensed under US GAAP in 2000 and the $64,000 in amortization expensed under Canadian GAAP in the quarter would not be recorded under US GAAP.

      Goodwill increased to $11,535,000 at March 31, 2001 from $11,231,000 at December 31, 2000 due to currency fluctuations, offset by amortization of goodwill on the acquisitions of Northern, SunRich, PECAL, Nordic and BEI.

      Patents, trademarks, licences and other assets has increased to $4,336,000 at March 31, 2001 from $432,000 at December 31, 2000 due to the addition of trademarks acquired in the First Light Foods acquisition (which will be amortized over 20 years on a straight line basis), offset by the amortization of existing patents and other assets.

      Accounts payable and accrued liabilities decreased to $15,031,000 in 2000 from $19,359,000 in December 31, 2000. This major decrease in this balance is due to the seasonal nature of SunRich's business, which results in the decrease in this balance and the compensating increase in the bank indebtedness balance.

      Customer deposits are $1,844,000 at March 31, 2001 ($1,262,000 - December 31, 2000) and are related to cash deposits made by SunRich customers in 2000 and early year 2001 for year 2001 purchases. No recognition of revenue or accrual of costs is booked on these transactions until the goods are shipped.

      Lines of Credit

      The Company has total available lines of credit of $10,605,000, comprised of a $4,300,000 Canadian facility and a US $4,000,000 facility. The increase in the use of lines of credit from $3,405,000 at December 31, 2000 to $8,334,000 at March 31, 2001 is principally due to the nature of the SunRich business in the SunRich Food Group, which had US $3,000,000 drawn at March 31, 2001 compared to US $900,000 at December 31, 2000, while trade payables in SunRich have decreased in the quarter by approximately the same amount. This increase in the bank indebtedness of SunRich occurs each year and is quickly repaid in the second and third quarters once the Mississippi River opens and large barge shipments of inventory already under sales contracts are shipped, then recorded as sales and received in cash through the spring and summer.

      As part of the Company's strategy to consolidate its US banking, the SunRich Food Group is negotiating a line of credit of up to US $6,000,000 to replace US $3,000,000 of the US $4,000,000 in line of credit. The US $6,000,000 line of credit is subject to completion of the lender's due diligence on the security being provided. The Company expects this to be completed during the second quarter.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   21                   March 31, 2001 10-Q

      In addition to the above cash draws against the lines of credit, at March 31, 2001 - $892,000 (December 31, 2000 - $900,000) was drawn against the
      $4,000,000 Canadian facility for a letter of credit to the Ontario Ministry of the Environment and Energy for the Certificate of Approval; to two key suppliers and for security on the Louisiana lease. There are no amounts drawn against the US lines of credit at March 31, 2001 for letters of credit.

      Long Term Debt

      Long-term debt, current and long-term portions combined total $32,621,000 at March 31, 2001 compared to $31,555,000 at December 31, 2000. The increase is partially due to a new loan issued as part of the consideration paid for First Light Foods. This loan is for US $700,000 and is to be repaid quarterly in principal payment of US $87,500 plus interest at US Prime. The debt balance otherwise remained constant due to the increase in the US exchange rate, offset by scheduled repayments.

      Substantially all of the Company's assets are pledged as collateral under various lending agreements, with the exception of the real property at Stake's corporate offices in Norval, and the lease and physical assets in Louisiana.

      The Company considers its relationship with its principal Canadian bankers and the various SunRich Food Group bankers to be satisfactory.

      The Company believes that the cash to be generated from operations in 2001, its available lines of credit and its ability to secure additional working capital financing through an increased US line of credit and the additional cash resulting from the private placement of common shares completed subsequent to March 31, 2001 are sufficient for the Company's operations during 2001.

      Other long-term liabilities

      The long-term future tax liability of $2,835,000 (December 31, 2000 - $1,508,000) has increased principally due to the recording of a future tax liability related to the trademarks acquired in the First Light Food acquisition.

      The short-term portion of the preference shares in subsidiary companies decreased to $287,000 at March 31, 2001 compared to $387,000 at December 31, 2000 due to $100,000 in preference shares being redeemed in the quarter. The remaining balance is balance is due when Temisca achieves certain profit and balance sheet stability tests which management anticipates may be achieved during fiscal 2001 as well as the scheduled yearly payments for the preference shares related to the purchase of land in the BEI acquisition.

      Cash Flow

      Cash flow provided by operations before working capital changes for the quarter ended March 31, 2001 increased by $788,000 to $1,342,000 (Q1 - 2000 - $554,000) due to higher income before amortization. Cash flow used by operations after working capital changes was similar in the first quarter of 2001 at $3,753,000 (Q1 - 2000 - $3,707,000).

      Cash used in investment activities decreased to $565,000 for the quarter ended March 31, 2001 (Q1 - 2000 - $4,199,000) is due to decreased capital additions in the first quarter of 2001 compared to 2000, as well as a decrease in the size of the acquisitions made in the first quarter of 2001 compared to the first quarter of 2000.

      Cash provided by financing activities was $3,325,000 in the first quarter ended March 31, 2001 (Q1 - 2000 -$5,428,000). The decrease in cash from financing in 2001 compared to 2000 is principally due to a lower combined issuance of long-term debt and borrowings under lines of credit.

      Item 3 -


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   22                   March 31, 2001 10-Q

      Quantitative and Qualitative Disclosures about Market Risk

      Interest Rate Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealised gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

      Debt in both fixed rate and floating rate interest carry varying degrees of interest rate risk. Fixed rate debt may have their fair market value adversely impacted due to a rise in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate securities generally are subject to less interest rate risk than fixed rate securities. A of March 31, 2000, the weighted average interest rate of the fixed rate debt was 9%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of the total fixed rate debt could decrease (increase) by approximately $245,000.

      Foreign Currency Risk

      International sales are made mostly from our foreign sales in the US and other countries by our US subsidiaries that also incur most of their expenses in the local currency. Accordingly, all US subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. These intercompany accounts are typically denominated in US $, the functional currency of the US subsidiaries order to centralize foreign exchange risk with the parent Company in Canada. We are also exposed to foreign exchange rate fluctuations as the financial results of US subsidiaries are translated into Canadian $ on consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected profitability.

      A 10 percent movement in the levels of foreign currency exchange rates against the Canadian dollar with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $1,905,000. A 10 percent movement in favour of the Canadian dollar with all other variables held constant would result in an increase in the fair value of the Company's financial instructions by $1,905,000.

      Commodity Risk

      The SunRich Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that counterparty to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   23                   March 31, 2001 10-Q

PART II - OTHER INFORMATION.

      Item 1. Legal proceedings

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

      Item 2. Changes in securities and use of proceeds

      In February 2001, the Company issued to the shareholders of Jenkins and Gournoe, Inc., which operate under the name First Light Foods, 833,333 of its common shares as a component of the purchase price for 100% of the common stock of Jenkins and Gournoe. In addition, the Company also issued 35,000 warrants to acquire common shares of the Company, which are exercisable at US $1.70 per share for a five year period ending February 2006. Up to an additional 140,000 warrants to acquire common shares of the Company may be issued prior to February 2006 if First Light Foods achieves certain gross profit targets. The exercise price for these warrants, if issued, will be the market price of the Company's common shares at the time the warrants are issued. The warrants will have a term of five years from the date of issued. See note 3 to the Financial Statements for further information.

      Item 3. Defaults on Senior Securities

            Not applicable

      Item 4. Submission of Matters to a Vote of Security Holders

            Not applicable

      Item 5. Other

            Not applicable

      Item 6. Exhibits and reports on Form 8-K

      (a)   Exhibits - Not applicable

      (b) Reports on Form 8-K - No current report on Form 8-K was filed by the Company during the quarter ended March 31,2001


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   24                   March 31, 2001 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                    STAKE TECHNOLOGY LTD.


                                                     /s/ Leslie N. Markow
Date May 10, 2001
     -------------                                  Stake Technology Ltd.
                                                    by Leslie N. Markow
                                                    Vice President - Finance
                                                    & Chief Financial Officer