Form 10-Q
period 2001-06-30
STAKE TECHNOLOGY LTD
filed 2001-08-14
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                           Commission File No. 0-9989

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

                                 Yes |X| No |_|

At August 7, 2001 registrant had 32,923,203 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was US $41,765,000. The Company's common shares are traded on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market under the symbol STKL.

There are 31 pages in the June 30, 2001 10-Q and the index follows the cover page.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  1                      June 30, 2001 10-Q

STAKE TECHNOLOGY LTD.

                                    FORM 10-Q
                                  June 30, 2001

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets as at June 30, 2001 and December 31,
            2000

            Consolidated Statements of Retained Earnings for the six months ended June 30, 2001 and the year ended December 31, 2000

            Consolidated Statements of Earnings for the three months ended June 30, 2001 and 2000

            Consolidated Statements of Earnings for the six months ended June 30, 2001 and 2000.

            Consolidated Statements of Cash Flow for the three months ended June 30, 2001 and 2000

            Consolidated Statements of Cash Flow for the six months ended June 30, 2001 and 2000

            Condensed Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

PART II - OTHER INFORMATION

            All financial information is expressed in Canadian Dollars The closing rate of exchange on August 7, 2001 was CDN. $1 = US $0.6514


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  2                      June 30, 2001 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

                        Consolidated Financial Statements

                              Stake Technology Ltd.

                     For the Six Months ended June 30, 2001


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  3                      June 30, 2001 10-Q

Stake Technology Ltd.
Consolidated Balance Sheets as at June 30, 2001 and December 31, 2000
Unaudited
(Expressed in Canadian Dollars)

=================================================================================================
                                                                      June 30,       December 31,
                                                                        2001             2000
=================================================================================================
Assets (note 5)
Current assets
Cash and cash equivalents                                           $  2,775,000     $ 1,013,000
Restricted cash (note 5(a) and 6(g))                                   2,216,000              --
Accounts receivable - trade                                           17,969,000      13,111,000
Current portion of note receivable                                     2,031,000       2,150,000
Inventories (note 4)                                                  13,987,000      15,290,000
Other receivables and prepaid expenses                                 2,414,000       1,341,000
Future income taxes                                                      971,000         954,000
                                                                    ----------------------------
                                                                      42,363,000      33,859,000

Note receivable                                                        2,335,000       3,036,000

Property, plant and equipment - at cost, less accumulated
amortization of $11,434,000  (December 31, 2000 - $9,132,000)         43,599,000      43,158,000

Investments                                                              362,000         382,000

Goodwill - at cost, less accumulated amortization of
$1,174,000 (December 31, 2000 - $925,000)                             10,982,000      11,231,000

Pre-operating costs - at cost, less accumulated amortization of
$128,000 (December 31, 2000 - $nil)                                      640,000         768,000

Patents, trademarks, licences and other assets - at cost
less accumulated amortization of $1,151,000
(December 31, 2000 - $1,034,000) (note 3)                              4,223,000         432,000
                                                                    ----------------------------
                                                                    $104,504,000     $92,866,000
                                                                    ============================
Liabilities
Current liabilities
Bank indebtedness (note 5)                                          $  6,207,000     $ 3,405,000
Accounts payable and accrued liabilities                              18,802,000      19,359,000
Customer deposits                                                        227,000       1,262,000
Current portion of long-term debt (note 5)                             7,156,000       6,799,000
Current portion of preference shares of subsidiary companies             247,000         387,000
                                                                    ----------------------------
                                                                      32,639,000      31,212,000

Long-term debt  (note 5)                                              21,191,000      24,756,000
Other long-term payable                                                1,688,000       1,651,000
Future income taxes (note 3)                                           2,713,000       1,508,000
Preference shares of subsidiary companies                                448,000         462,000
                                                                    ----------------------------
                                                                      58,679,000      59,589,000
                                                                    ----------------------------
Shareholders' Equity
Capital stock (note 6)
Authorized
     Unlimited common shares without par value
Issued
     32,923,203 (December 31, 2000 - 28,186,972) common shares        33,517,000      22,710,000
Contributed surplus                                                    4,635,000       4,635,000
Retained earnings  (note 6 (b))                                        6,740,000       5,869,000
Currency translation adjustment                                          933,000          63,000
                                                                    ----------------------------
                                                                      45,825,000      33,277,000
                                                                    ----------------------------
                                                                    $104,504,000     $92,866,000
                                                                    ============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  4                      June 30, 2001 10-Q

Stake Technology Ltd.
Consolidated Statements of Retained Earnings
For the six months ended June 30, 2001 and the year ended December 31, 2000 Unaudited
(Expressed in Canadian Dollars)

================================================================================
                                            Six months ended       Year ended
                                              June 30, 2001    December 31, 2000
================================================================================
Retained Earnings - Beginning of the Year       $5,869,000         $2,495,000

Net Earnings for the Period                        871,000          3,374,000
                                                -----------------------------

Retained Earnings - End of Period               $6,740,000         $5,869,000
                                                =============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  5                      June 30, 2001 10-Q

Stake Technology Ltd.
Consolidated Statements of Earnings
For the three months ended June 30, 2001 and 2000
Unaudited
(Expressed in Canadian Dollars)

=====================================================================================================
                                                                         June 30,          June 30,
                                                                           2001              2000
=====================================================================================================
Revenues                                                               $ 38,208,000      $ 29,432,000
Cost of goods sold                                                       32,142,000        25,564,000
                                                                       ------------------------------
Gross profit                                                              6,066,000         3,868,000
                                                                       ------------------------------

Expenses

Research and development                                                    107,000           122,000
Administration, market development and demonstration                      3,420,000         2,404,000
Amortization of patents, trademarks, licences, pre-operating costs
     and goodwill                                                           445,000            99,000
                                                                       ------------------------------
                                                                          3,972,000         2,625,000
                                                                       ------------------------------
Earnings from operations                                                  2,094,000         1,243,000

Interest on long-term debt                                                 (638,000)          (88,000)
Other interest                                                             (188,000)          (19,000)
Interest and other income                                                   247,000                --
Foreign exchange (loss) gain                                                (65,000)           20,000
Share of losses of equity accounted investee                                (13,000)          (12,000)
Dividend on preference shares of subsidiary company                          (8,000)           (7,000)
                                                                       ------------------------------

Earnings before income taxes                                              1,429,000         1,137,000
                                                                       ------------------------------

Recovery of (Provision for) income taxes
Current                                                                    (457,000)          200,000
Future                                                                     (136,000)         (227,000)
                                                                       ------------------------------
                                                                           (593,000)          (27,000)
                                                                       ------------------------------
Net earnings for the period                                            $    836,000      $  1,110,000
                                                                       ==============================

Net earnings per share for the period
   - Basic                                                             $       0.03      $       0.05
                                                                       ==============================
   - Fully diluted                                                     $       0.03      $       0.05
                                                                       ==============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  6                      June 30, 2001 10-Q

Stake Technology Ltd.
Consolidated Statements of Earnings
For the six months ended June 30, 2001 and 2000
Unaudited
(Expressed in Canadian Dollars)

=====================================================================================================
                                                                          June 30,         June 30,
                                                                            2001             2000
=====================================================================================================
Revenues                                                               $ 68,661,000      $ 45,441,000
Cost of goods sold                                                       58,350,000        39,002,000
                                                                       ------------------------------
Gross profit                                                             10,311,000         6,439,000
                                                                       ------------------------------

Expenses

Research and development                                                    220,000           249,000
Administration, market development and demonstration                      6,990,000         4,356,000
Amortization of patents, trademarks, licences, pre-operating costs
     and goodwill                                                           554,000           167,000
                                                                       ------------------------------
                                                                          7,764,000         4,772,000
                                                                       ------------------------------
Earnings from operations                                                  2,547,000         1,667,000

Interest on long-term debt                                               (1,336,000)         (231,000)
Other interest                                                             (270,000)          (43,000)
Interest and other income                                                   401,000            79,000
Foreign exchange (loss) gain                                                (18,000)           30,000
Gain on dilution of investment interests
   in equity accounted investee                                                  --           140,000
Share of losses of equity accounted investee                                (25,000)          (24,000)
Dividend on preference shares of subsidiary company                         (14,000)          (14,000)
                                                                       ------------------------------

Earnings before income taxes                                              1,285,000         1,604,000
                                                                       ------------------------------

Recovery of (Provision for) income taxes
Current                                                                    (322,000)          240,000
Future                                                                      (92,000)         (326,000)
                                                                       ------------------------------
                                                                           (414,000)          (86,000)
                                                                       ------------------------------
Net earnings for the period                                            $    871,000      $  1,518,000
                                                                       ==============================

Net earnings per share for the period
   - Basic                                                             $       0.03      $       0.07
                                                                       ==============================
   - Fully diluted                                                     $       0.03      $       0.07
                                                                       ==============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  7                      June 30, 2001 10-Q

Stake Technology Ltd.
Consolidated Statements of Cash Flow
For the three months ended June 30, 2001 and 2000
Unaudited
(Expressed in Canadian Dollars)

==================================================================================================
                                                                       June 30,         June 30,
                                                                         2001             2000
==================================================================================================
Cash provided by (used in)

Operating activities
Net earnings for the period                                           $   836,000      $ 1,110,000
Items not affecting cash
      Amortization                                                      1,313,000          455,000
      Share of losses of equity accounted investee                         13,000           12,000
      Loss on sale of property, plant and equipment                        10,000           41,000
      Gain on settlement of preference shares                             (25,000)              --
      Imputed interest                                                   (107,000)           8,000
      Future income taxes                                                 136,000          155,000
                                                                      ----------------------------
                                                                        2,176,000        1,781,000
Change in non-cash working capital balances related to operations
      Accounts receivable - trade                                      (4,273,000)      (4,467,000)
      Inventories                                                       1,047,000        2,473,000
      Other receivables and prepaid expenses                             (129,000)        (322,000)
      Accounts payable and accrued liabilities                          4,607,000        1,878,000
      Note payable                                                             --       (1,122,000)
      Customer deposits                                                (1,563,000)         662,000
                                                                      ----------------------------
                                                                        1,865,000          883,000
                                                                      ----------------------------
Investing activities
(Increase) decrease in patents, trademarks, licences and other
      assets                                                              (24,000)          69,000
Disposal of other assets                                                       --           67,000
Restricted cash                                                        (2,216,000)              --
Acquisition of property, plant and equipment                           (1,815,000)        (201,000)
Proceeds on sale of property, plant and equipment                              --           27,000
Increase in investments and advances                                           --         (337,000)
Decrease in notes receivable                                              552,000               --
                                                                      ----------------------------
                                                                       (3,503,000)        (375,000)
                                                                      ----------------------------
Financing activities
Purchase and redemption of preference shares of subsidiary
      companies                                                           (31,000)         (26,000)
Repayment of long-term debt and note payable                           (3,333,000)         (74,000)
Issuance of long-term debt                                                 97,000               --
Repayments of line of credit                                             (520,000)              --
Borrowings under line of credit                                        (1,352,000)      (2,980,000)
Issuance of common shares and warrants                                  9,521,000            2,000
                                                                      ----------------------------
                                                                        4,382,000       (3,078,000)
Foreign exchange gain on cash held in a foreign currency                   31,000          106,000
                                                                      ----------------------------
Increase (decrease) in cash during the period                           2,775,000       (2,464,000)

Cash and cash equivalents - Beginning of period                                --      $ 2,464,000
                                                                      ----------------------------
Cash and cash equivalents - End of period                             $ 2,775,000               --
                                                                      ============================

Supplemental cash flow information:

Interest paid                                                         $   583,000      $    99,000
                                                                      ============================
Income taxes paid                                                     $        --      $        --
                                                                      ============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  8                      June 30, 2001 10-Q

Stake Technology Ltd.
Consolidated Statements of Cash Flow
For the six months ended June 30, 2001 and 2000
Unaudited
(Expressed in Canadian Dollars)

==================================================================================================
                                                                        June 30,         June 30,
                                                                          2001             2000
==================================================================================================
Cash provided by (used in)

Operating activities
Net earnings for the period                                           $   871,000      $ 1,518,000
Items not affecting cash
      Amortization                                                      2,672,000          865,000
      Share of losses of equity accounted investee                         25,000           24,000
      Loss (gain) on sale of property, plant and equipment                 13,000          (43,000)
      Gain on dilution of interest in investee                                 --         (140,000)
      Gain on settlement of preference shares                             (25,000)              --
      Imputed interest                                                   (130,000)          16,000
      Future income taxes                                                  92,000           95,000
                                                                      ----------------------------
                                                                        3,518,000        2,335,000
Change in non-cash working capital balances related to operations
      Accounts receivable - trade                                      (4,829,000)      (4,292,000)
      Inventories                                                       1,408,000        2,351,000
      Other receivables and prepaid expenses                           (1,074,000)        (253,000)
      Accounts payable and accrued liabilities                            150,000       (2,683,000)
      Note payable                                                             --       (1,122,000)
      Customer deposits                                                (1,061,000)         840,000
                                                                      ----------------------------
                                                                       (1,888,000)      (2,824,000)
                                                                      ----------------------------
Investing activities
Acquisition of company - net of cash acquired                            (513,000)      (4,508,000)
Decrease in patents, trademarks, licences and other assets                 10,000               --
Disposal of other assets                                                       --           67,000
Restricted cash                                                        (2,216,000)         400,000
Acquisition of property, plant and equipment                           (2,444,000)        (332,000)
Proceeds on sale of property, plant and equipment                              --          139,000
Increase in investments and advances                                       (5,000)        (340,000)
Decrease in notes receivable                                            1,100,000               --
                                                                      ----------------------------
                                                                       (4,068,000)      (4,574,000)
                                                                      ----------------------------
Financing activities
Purchase and redemption of preference shares of subsidiary
      companies                                                          (149,000)        (136,000)
Repayment of long-term debt and note payable                           (4,588,000)        (521,000)
Issuance of long-term debt                                                 97,000        2,635,000
Repayments of line of credit                                             (520,000)              --
Borrowings under line of credit                                         3,341,000        2,470,000
Issuance of common shares and warrants                                  9,526,000          366,000
                                                                      ----------------------------
                                                                        7,707,000        4,814,000
Foreign exchange gain on cash held in a foreign currency                   11,000          120,000
                                                                      ----------------------------
Increase in cash during the period                                      1,762,000        2,464,000

Cash and cash equivalents - Beginning of period                         1,013,000      $ 2,464,000
                                                                      ----------------------------
Cash and cash equivalents - End of period                             $ 2,775,000               --
Supplemental cash flow information:
                                                                      ============================

Interest paid                                                         $ 1,248,000      $   299,000
                                                                      ============================
Income taxes paid                                                     $        --      $        --
                                                                      ============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  9                      June 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

1.    Interim Financial Statement

      The accompanying interim consolidated financial statements of Stake Technology Ltd. have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in Canada which conform, in all material respects (except as indicated in Note 8), with accounting principles generally accepted in the U.S. Accordingly, these interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included; all such adjustments are of a normal, recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, see the Company's consolidated financial statements, including the accounting policies and notes thereto, included in the Annual Report on Form 10KSB for the year ended December 31, 2000.

2.    Description of business and significant accounting policies

      Stake Technology Ltd. (the Company) was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. The SunRich Food Group manufactures and sells agricultural products with a focus on soy, soymilk and other food products. The Environmental Industrial Group sells abrasives and industrial materials and recycles inorganic materials. The Company also operates a division developing and commercializing a proprietary steam explosion technology for processing of biomass into higher value products. The Company's assets, operations and employees at June 30, 2001 are located in Canada and the United States.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  10                     June 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      Investments

      Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings.

      Property, plant and equipment

      Property, plant and equipment are stated at cost, less accumulated amortization.

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

      Revenue recognition

      i) Environmental Industrial Group

            Revenue from the sale of industrial minerals is recognized upon shipment or providing of a service to a customer.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  11                     June 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

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

      Income taxes

      The Company follows the asset and liability method of accounting for income taxes whereby future income tax assets are recognized for deductible temporary differences and operating loss carry-forwards, and future income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Future income tax assets are recognized only to the extent that management determines that it is more likely than not that the future income tax assets will be realized. Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment or substantive enactment. The income tax expense or benefit is the income tax payable or recoverable for the period plus or minus the change in future income tax assets and liabilities during the period.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  12                     June 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

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

3.    Acquisition of a Business

      First Light Foods

      On February 1, 2001, the Company acquired 100% of the common shares of Jenkins and Gournoe Inc., which operates under the name of First Light Foods. Consideration consisted of the issuance of 833,333 common shares, US $300,000 in cash, a US $700,000 note payable that is repayable quarterly over 2 years by payments of US $87,500, plus interest at US Prime, 35,000 warrants exercisable at US $1.70 for five years to February, 2006 and acquisition costs of approximately US $60,000. In addition, contingent consideration may be payable on this acquisition; (a) if certain predetermined profit targets are achieved by the acquired business up to an additional 140,000 warrants may be issued in 2002 through to 2005, and (b) a percentage of gross profits in excess of US $1,100,000 per annum from 2001- 2005 will be paid to the vendors of First Light Foods.

      First Light Foods owns several trade marked soymilk brands that are marketed as the private label brands of a major California food chain. The acquisition of First Light Foods complements the SunRich Food Group's strategy of becoming a vertically integrated group - from seed to merchandisable products of soymilk

      The acquisition of First Light Foods has been accounted for using the purchase method, and accordingly, the consolidated financial statements include the results of operations of the acquired business from the date of the acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on management's best estimate of fair values. Given the complexity of the acquired operations, as well as the short time that has elapsed since acquisition, the cost and the allocation thereof, of the acquisition is subject to change based on the final resolution of those estimates. However, management believes that the final resolution of the estimates will not have a material impact on the financial position or results of operations of the Company. The fair value of the net assets acquired consists primarily of trademarks of $4,000,000 and future income tax liabilities of $1,000,000. The trademarks will be amortized over twenty years.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  13                     June 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

4.    Inventories

                                                  June 30,    December 31,
                                                      2001            2000
                                                ----------    ------------
                                                         $               $

      Raw materials                              4,347,000       4,991,000
      Finished goods and merchandise             6,983,000       7,834,000
      Grain                                      2,657,000       2,465,000
                                                --------------------------

                                                13,987,000      15,290,000
                                                ==========================

      Grain inventories consist of the following:

                                                  June 30,    December 31,
                                                      2001            2000
                                                ----------    ------------
                                                         $               $
      Company owned grain                        2,477,000       2,208,000
      Unrealized gain on
           Contracts with producers                 14,000         156,000
           Futures contracts                       166,000         101,000
                                                 -------------------------

                                                 2,657,000       2,465,000
                                                 =========================

5.    Long-term debt and banking facilities

      a) The SunRich Food Group and certain of its subsidiary companies have co-guaranteed a bank loan payable by the Group's wholly owned subsidiary Nordic of $4,935,000 (December 31, 2000 - $5,286,000).
            The loan contains restrictive financial covenants for the SunRich Food Group and certain subsidiaries. As at December 31, 2000 and March 31, 2001, Nordic was not in compliance with certain of the financial covenants.

            However, on April 12, 2001, the Company entered into an agreement with the lender whereby the lender agreed to forebear taking action (if any), until April 15, 2002, with respect to the various covenant breaches, which existed at December 31, 2000 and March 31, 2001. As part of the agreement, the Company renegotiated the financial covenants of the bank loan payable and agreed to maintain US $264,000 on deposit with the lender. This deposit has been included in restricted cash on the balance sheet of the Company at June 30, 2001. As at April 12, 2001 and June 30, 2001, the Company is in compliance with the new financial covenants and expects to remain in compliance throughout 2001.

      b) During the first quarter of 2001, the SunRich Food Group issued a US $700,000 note payable in connection with the acquisition of First Light Foods, which is repayable over 2 years by payments of US $87,500 per quarter plus interest at US Prime (note 3).

      c) During the second quarter of 2001, the Company repaid a US dollar term loan of US $1,000,000.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  14                     June 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

            Substantially all of the Company's assets are pledged as collateral under various lending agreements, with the exception of the real property at Stake's corporate offices in Norval, and the lease and physical assets in Louisiana.

6.    Capital stock

      (a) The following is a summary of changes in share capital during the period.

                                                   Warrants                 Common shares
                                           --------------------------------------------------------------------
                                             Number              $       Number                $       Total $
                                           --------------------------------------------------------------------
        Balance at December 31, 2000         500,000        30,000     28,186,972     22,680,000     22,710,000
        Shares and warrants to acquire
        First Light Foods (c)                 35,000        13,000        833,333      1,268,000      1,281,000
        Options exercised (d)                     --            --         91,400        146,000        146,000
        US private placement (f)             705,749       808,000      1,411,498      1,843,000      2,651,000
        Canadian private placement (g)     1,200,000     1,214,000      2,400,000      5,515,000      6,729,000
                                           --------------------------------------------------------------------
        Balance at June 30, 2001           2,440,749     2,065,000     32,923,203     31,452,000     33,517,000
                                           ====================================================================

      (b) During 1997, the shareholders of the Company agreed to reduce the capital account of the Company's common shares by $25,026,000 through a reduction of the deficit.

      (c) In February 2001, the Company issued 833,333 common shares as a component of the purchase price to acquire First Light Foods (note
            3) as partial consideration of the acquired company; the Company also issued 35,000 warrants which are exercisable at US $1.70 for five years to February 2006. An additional 140,000 warrants may be issued prior to 2006 if First Light Foods achieves certain gross profits targets.

      (d) In the first six months of 2001, employees exercised 91,400 options and 91,400 common shares were issued for net proceeds of $146,000.

      (e) On March 5, 2001, the Board approved a resolution extending the exercise period of 304,375 options from March 10, 2001 to December 31, 2003.

      (f) On April 18, 2001, the Company entered into a transaction for the private placement of 1,411,498 units. Each unit was comprised of one common share plus a warrant to purchase one-half of a common share. As a result, the Company issued 1,411,498 common shares and 705,749 whole warrants which are exercisable at US $1.75 to purchase 705,749 common shares until April 30, 2004. The net proceeds of this transaction were US $1,728,000 after associated commission, legal and other related costs.

      (g) The Company entered into an agreement on May 18, 2001 for the private placement, outside of the United States of 2,400,000 units at US $2.00 per unit. Each unit consisted of one common share plus a warrant to purchase one-half of a common share. As a result, the Company issued 2,400,000 common shares and 1,200,000 whole warrants which are exercisable at US $2.40 to purchase 1,200,000 common shares until March 31, 2004.

            The Company's agent on this transaction was paid a cash commission and was granted a compensation warrant, exercisable until June 8, 2003, to purchase 144,000 option units at US $2.00 per unit. Each option unit is comprised of one common share plus a warrant to purchase one-half a common share. As a result, the Company issued 144,000 common shares and 72,000 whole warrants which are exercisable at US $2.40 to purchase 72,000 common shares until March 31, 2004.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  15                     June 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

            The net proceeds of this transaction were approximately US $4,375,000 after associated commission, legal and other related costs.

            One quarter of the gross proceeds of this private placement which amounted to US $1,200,000 is held in escrow at June 30, 2001 and will be released to the Company on the earlier of (i) the second business day following receipt by the Agent and the Escrow Agent of an opinion of the Company's US counsel that the Form S-3 Registration Statement filed by the Company registering the common shares issued or issuable in this private placement has been declared effective by the SEC, or (ii) June 8, 2002, the first anniversary of the closing of this private placement. The escrowed amount is included in restricted cash on the balance sheet at June 30, 2001.

      (h) As at June 30, 2001 there were options vested to Employees and Directors to acquire 1,366,325 common shares at exercise prices of US $0.75 to US $1.80. In addition, at June 30, 2001 options to acquire an additional 548,900 common shares at US $1.063 to US $1.80 had been granted but had not yet vested.

7.    Segmented information

            The Company operates in three industry segments: (a) Steam Explosion Technology Group: which designs, engineers and sells customized steam explosion technology systems; (b) Environmental Industrial Group, which sells abrasives and industrial materials and recycles in-organic materials and (c) the SunRich Food Group, which manufactures, markets, distributes and packages grains and other food products with a focus on soy products. The Company's assets, operations and employees are located in Canada and the United States.

            Industry segments                                                               June 30, 2001
                                                                  -----------------------------------------------------------------
                                                                  Steam
                                                                  Explosion
                                                                  Technology
                                                                  Group and    Environmental           SunRich
                                                                  Corporate    Industrial Group        Food Group       Consolidated
                                                                  $            $                       $                $
                                                                  -----------------------------------------------------------------
            External sales by market
            Canada                                                        --         11,971,000           125,000        12,096,000
            US                                                       450,000          3,500,000        51,513,000        55,463,000
            Asia                                                          --                 --           993,000           993,000
            Other                                                         --            109,000                --           109,000
                                                                  -----------------------------------------------------------------
            Total sales to external customers                        450,000         15,580,000        52,631,000        68,661,000
                                                                  =================================================================

            Interest expense                                          50,000            262,000         1,294,000         1,606,000
                                                                  -----------------------------------------------------------------

            Income tax provision (recovery)                         (227,000)           207,000           434,000           414,000
                                                                  -----------------------------------------------------------------

            Segment net income (loss)                               (557,000)           586,000           842,000           871,000
                                                                  -----------------------------------------------------------------

            Identifiable assets                                   10,441,000         19,444,000        74,619,000       104,504,000
                                                                  -----------------------------------------------------------------

            Amortization                                              86,000            461,000         2,125,000         2,672,000
                                                                  -----------------------------------------------------------------

            Expenditures on property, plant and equipment             12,000            383,000         2,049,000         2,444,000
                                                                  -----------------------------------------------------------------

            Equity accounted investments                             362,000                 --                --           362,000
                                                                  -----------------------------------------------------------------


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  16                     June 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

                                                                                     June 30, 2000
                                                           ------------------------------------------------------------------
                                                           Steam
                                                           Explosion
                                                           Technology
                                                           Group and    Environmental           SunRich
                                                           Corporate    Industrial Group        Food Group       Consolidated
                                                           $            $                       $                $
                                                           ------------------------------------------------------------------
      External sales by market
      Canada                                                   34,000         12,267,000           190,000         12,491,000
      US                                                        4,000          1,911,000        29,560,000         31,475,000
      Asia                                                         --                 --         1,424,000          1,424,000
      Other                                                        --             27,000            24,000             51,000
                                                           ------------------------------------------------------------------

      Total sales to external customers                        38,000         14,205,000        31,198,000         45,441,000
                                                           ==================================================================

      Interest expense                                             --            170,000           104,000            274,000
                                                           ------------------------------------------------------------------

      Income tax  provision (recovery)                       (240,000)                --           326,000            (86,000)
                                                           ------------------------------------------------------------------

      Segment net income (loss)                              (558,000)         1,335,000           741,000          1,518,000
                                                           ------------------------------------------------------------------

      Identifiable assets                                   3,757,000         22,066,000        16,605,000         42,428,000
                                                           ------------------------------------------------------------------

      Amortization                                             65,000            372,000           428,000            865,000
                                                           ------------------------------------------------------------------

      Expenditures on property, plant and equipment             6,000            225,000           101,000            332,000
                                                           ------------------------------------------------------------------

      Equity accounted investments                            365,000                 --                --            365,000
                                                           ------------------------------------------------------------------

      Geographic segments

                                                  June 30, 2001                                December 31, 2000
                                    -----------------------------------------------------------------------------------------
                                    Canada          US            Total            Canada          US              Total
                                    $               $             $                $               $               $
      Property, plant and
           equipment                 9,933,000      33,666,000     43,599,000       9,944,000      33,214,000      43,158,000
                                    =========================================      ==========================================

      Goodwill                       2,651,000       8,331,000     10,982,000       2,774,000       8,457,000      11,231,000
                                    =========================================      ==========================================

      Total assets                  29,885,000      74,619,000    104,504,000      21,526,000      71,340,000      92,866,000
                                    =========================================      ==========================================

8.    United States Accounting Principles Differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (US GAAP) during the periods presented except with respect to the following:

      Under US GAAP, the gain on dilution resulting from the dilution of the Company's ownership of the common share equity of Easton Minerals Limited (Easton) would have been excluded from income and included as a separate component of shareholders' equity as Easton is a development stage company. Also, under US GAAP,


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  17                     June 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      certain development and start-up costs deferred in these financial statements would be expensed. Amortization of related to the development and start-up costs would not have been expensed.

      During 2001, the Company repriced certain options. As a result compensation expense would be recognized under US GAAP.

      The net effect of income taxes on the above items is insignificant.

      Accordingly, the following would have been reported under US GAAP:

                                                                     Six months ended                Year ended
                                                              --------------------------------------------------
                                                                June 30,           June 30,           December
                                                                    2001               2000           31, 2000
                                                              --------------------------------------------------
Net earnings for the period - as reported                     $    871,000       $  1,518,000       $  3,374,000
Dilution gain                                                           --           (140,000)          (140,000)
Development, start-up and pre-operating costs expensed             169,000                 --            157,000
Pre-operating costs capitalized                                         --                 --           (768,000)
Stock option compensation expense                                 (891,000)                --            (52,000)
                                                              --------------------------------------------------
Net earnings for the period - US GAAP                         $    149,000       $  1,378,000       $  2,571,000
                                                              ==================================================

Net earnings per share - US GAAP                              $       0.01       $       0.07       $       0.11
                                                              --------------------------------------------------
Weighted average number of common shares outstanding            29,322,000         20,817,000         22,976,000
                                                              ==================================================

Shareholders' equity - as reported                            $ 45,825,000       $ 20,102,000       $ 33,277,000
Cumulative development, start-up and pre-operating costs
    expensed (net of related amortization)                        (681,000)          (164,000)          (850,000)
Cumulative stock compensation expense                             (943,000)                --            (52,000)
                                                              --------------------------------------------------

Shareholders' equity - US GAAP                                $ 44,201,000       $ 19,938,000       $ 32,375,000
                                                              ==================================================

      Other U.S. GAAP disclosures

                                                         June 30,   December 31,
                                                             2001           2000
                                                        ---------        -------
                                                                $              $
          Allowance for doubtful accounts               1,104,000        939,000
                                                        ------------------------

          Due from Related Parties                        497,000        451,000
                                                        ------------------------

          Inventory provisions                             53,000         61,000
                                                        ------------------------

          Accrued recycling costs                         346,000        298,000
                                                        ------------------------


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  18                     June 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

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

                                                   Six months ended             Year ended
                                              June 30,          June 30,          December
                                                  2001              2000          31, 2000
                                             ----------------------------------------------
Net earnings for the period - US GAAP        $  149,000        $1,378,000        $2,571,000
Currency translation adjustment                 870,000           120,000           258,000
                                             ----------------------------------------------

Comprehensive income                         $1,019,000        $1,498,000        $2,829,000
                                             ==============================================

9.    Comparative Balances

      Certain comparative account balances have been reclassified to achieve comparability to current period balances.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  19                     June 30, 2001 10-Q

PART I - FINANCIAL INFORMATION

Item 2 -

      Management's Discussion and Analysis of Financial Condition and Results of Operations

      Recent corporate developments

      On April 18, 2001, the Company entered into a transaction for the private placement of 1,411,498 units. Each unit was comprised of one common share plus a warrant to purchase one-half of a common share. As a result, the Company issued 1,411,498 common shares and 705,749 whole warrants which are exercisable at US $1.75 to purchase 705,749 common shares until April 30, 2004. The net proceeds of this transaction were US $1,728,000 after associated commission, legal and other related costs.

      The Company entered into an agreement on May 18, 2001 for the private placement, outside of the United States of 2,400,000 units at US $2.00 per unit. Each unit consisted of one common share plus a warrant to purchase one-half of a common share. As a result, the Company issued 2,400,000 common shares and 1,200,000 whole warrants which are exercisable at US $2.40 to purchase 1,200,000 common shares until March 31, 2004. In addition to a commission, the agent was granted a compensation warrant, exercisable until June 8, 2003, to purchase 144,000 option units at the US $2.00 per unit sale price. Each option unit is comprised of one common share plus a warrant to purchase one-half a common share. As a result, the Company issued 144,000 common shares and 72,000 whole warrants which are exercisable at US $2.40 to purchase 72,000 common shares until March 31, 2004. The net proceeds of this transaction were US $4,375,000 after associated commission, legal and other related costs.

      One quarter of the gross proceeds of this private placement which amounted to US $1,200,000 is held in escrow at June 30, 2001 and will be released to the Company on the earlier of (i) the second business day following receipt by the Agent and the Escrow Agent of an opinion of the Company's US counsel that the Form S-3 Registration Statement filed by the Company registering the common shares issued or issuable in this private placement has been declared effective by the SEC, or (ii) June 8, 2002, the first anniversary of the closing of this private placement. The escrowed amount is included in restricted cash on the balance sheet at June 30, 2001.

      To date, from the proceeds of the two private placements, the Company has repaid a US $1,000,000 corporate loan that was drawn in 2000 to provide working capital to Northern Food and Dairy, Inc. The Company also transferred US $1,995,000 (at June 30, 2000 US $745,000 and a further US $1,250,000 subsequent to June 30, 2001) to the SunRich Food Group, Inc. to fund the Wyoming soy plant expansion; to replace funds used in the start up of Nordic, Inc., the Company's aseptic packaging company and improve the Group's working capital. The remaining proceeds will be used for working capital as needed and for future business acquisitions.

      Developments at SunRich Food Group, Inc.

      Acquisition in 2001 - Jenkins & Gournoe, Inc.

      In February, 2001, the Company's wholly owned subsidiary, SunRich Food Group, Inc acquired 100% of the common shares of Jenkins & Gournoe, Inc. (First Light Foods), a private Illinois company that owns certain soy trademarks including Soy-Um, and Rice-Um that are sold under an agreement to a major California based food retailer. The purchase price was approximately $3,000,000 plus certain contingent consideration. The fair value of the assets acquired consists primarily of trademarks of $4,000,000 less future tax liabilities of $1,000,000.

      The acquisition of First Light Foods complements the SunRich Food Group's strategy of becoming a vertically integrated group - from seed to merchandisable products of soymilk. Sales for this profitable company are running at approximately US $12 million per annum and the business is growing with the rapid expansion of the California based retailer across the US. First Light Foods operations are included for 150 days in 2001 and its assets are included in the June 30, 2001 balance sheet.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  20                     June 30, 2001 10-Q

      Nordic start-up losses have decreased in each successive month this year and we expect Nordic to be profitable by the end of the fourth quarter of 2001; however, positive cash flow should be achieved in the third quarter of 2001 due to a number of contracts that Nordic has signed that will increase production levels.

      In the first week of August, Northern began commissioning its second soy milk plant in Wyoming, with production expected to commence in September 2001. This plant allows Northern to increase total production and better serve its customers needs for Western US distribution.

      Northern's revenues exceeded their internal budget in the first quarter but had lower sales in the second quarter due to customers reducing inventory and some lost dairy business as result of foot and mouth disease affecting the transfer of raw materials. Northern sales are now improving and the outlook for the second half is encouraging. SunRich's operations were affected by poor winter weather conditions and flooding conditions on the Mississippi River that resulted in certain shipments budgeted for the first quarter being delayed until the second quarter. SunRich has now achieved its budgeted earnings and in fact has had a record first half. Results for the second half from this subsidiary of the Group should equal or exceed budget. Overall soy milk markets remain strong as more consumers recognize the health benefit of soy.

      Developments at the Environmental Industrial Group

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

      During the year, the Environmental Industrial Group successfully, achieved ISO9002 registration for its Hamilton plant operations.

      During the year, the Temisca sales functions were integrated with the BEI/PECAL national sales force resulting in a growth in sales. The financial systems have been fully integrated in the second quarter.

      The Environmental Industrial Group was profitable each month during the first half of 2001 however, earnings were affected by two bad debts of foreign controlled customers. The foundry and steel business have slowed in the second quarter with a commensurate slowdown in this Group's sales however business remains above the previous year and costs are being carefully controlled.

      Developments in the Steam Explosion Technology Group

      In the second quarter of 2001, activities in the steam explosion group focused on supporting Pacitec Inc. to market the Company's proprietary pulping systems in China. Pacitec acquired certain exclusive marketing rights for China under an agreement signed in August 1999.

      Securing the first system sale contract to China remains subject to several factors including client financing and approval of various government authorities in China.

      In the second quarter, the Company also entered into discussions with an overseas group in regard to expanding the Company's marketing efforts into certain other regions. These discussions are at an early stage and the Company is not in a position to predict whether any agreement will be reached. These discussions are covered by a confidentiality agreement between the parties.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  21                     June 30, 2001 10-Q

      The First Six Months of 2001 Operations Compared with the First Six Months of 2000 Operations

      Results of operations

      Revenues in the first six months of 2001 increased by 51% to $68,661,000 from $45,441,000 in 2000 and the Company's earnings for the first six months of 2001 were $871,000 or $0.03 per common share compared to $1,518,000 or $0.07 per share for the six months ended June 30, 2000.

      Revenues in the second quarter ended June 30, 2001 increased by 30% to $38,208,000 from $29,432,000 in 2000 and the Company's earnings for the second quarter of 2001 were $836,000 or $0.03 per common share compared to $1,110,000 or $0.05 per share in the second quarter of 2000.

      Revenues have increased due to the inclusion of the revenues from companies acquired over the past year that were not owned by the Company in the first six months of 2000; specifically Northern, Nordic, First Light Foods and Temisca. The decrease in earnings in the first six months of 2001 compared to 2000 is due to general weakness in the industrial minerals business due to the economy and the after tax start-up losses in Nordic of $872,000. The Company expects that Nordic will be profitable by the fourth quarter of 2001.

      Revenues in the first six months of 2001 from SunRich Food Group operations were $52,631,000 (2000 - $31,198,000). Environmental Industrial Group's 2001 sales to date were $15,580,000 (2000 - $14,205,000) and steam explosion and corporate sales in 2001 to date were $450,000 (2000 - $38,000).

      Cost of sales increased to $58,350,000 for the first half of 2001 compared to $39,002,000 for the 2000. Cost of sales in the first six months of 2001 attributable to the Environmental Industrial Group segment were $13,079,000 (2000 - $11,848,000), and the SunRich Food Group, cost of sales were $45,200,000 (2000 - $27,106,000). Steam Explosion division costs of sales were $71,000 (2000 - $48,000), which primarily relates to standard amortization charges.

      The Company's consolidated gross margin improved to 15% in the first half of 2001 compared to 14.2% in the six months ended June 30, 2000 even though there was a negative operating margin of $508,000 resulting from Nordic's start-up costs. Without these costs of Nordic, which were not in the comparative 2000 margin, the Company's margin has increased to 15.8% from 14.2% in 2000 due to better margins in some of the businesses acquired into the SunRich Food Group over the past year.

      Research and development costs, principally related to steam explosion division as well as applied research done in the SunRich Food Group was $220,000 in the first half of 2001 (2000 - $249,000).

      Administration, market development and demonstration expenditures increased in the first half of 2001 to $6,990,000 compared to $4,356,000 for the period ended June 30, 2000. The principal reason for the increase in these expenses results from the inclusion of the acquired companies:
      Northern, Nordic, First Light Foods and Temisca administration costs and as well as one additional month of PECAL's administrative expenses in 2001 compared to 2000, increased corporate costs related to the retention of an investor relations firm starting in the fall of 2000 and the increased costs of administering a larger company.

      In the first half of 2001, SunRich Food Group's administration costs were $4,568,000 (2000 - $2,754,000); Environmental Industrial Group's operations accounted for $1,430,000 of the administration costs (2000 - $899,000) and steam explosion marketing and demonstration and corporate administration expenses were $992,000 (2000 - $703,000).

      Amortization of patents, trademarks, licences, pre-operating costs and goodwill increased to $554,000 in the first half of 2001, compared to $167,000 in the comparable period in 2000 due principally to the additional amortization of the goodwill from the acquisitions completed over the past year. In addition, the Company deferred $768,000 of pre-operating costs at December 31, 2000 related to Nordic, which is comprised of the portion of the operating losses from April to December 31, 2000 that were related to the start up phase of the plant. This amount will be written off equally over 36 months and $128,000 of these deferred costs was


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  22                     June 30, 2001 10-Q
      amortized in the first half of 2001. US readers should note that the $768,000 of pre-operating costs was expensed under US GAAP in 2000 and the $128,000 in amortization expensed under Canadian GAAP in the first half of 2001 would not be recorded under US GAAP.

      Operating earnings outpaced sales growth of 51% and increased by 53% in the first six months of 2001 compared to 2000. For the six months ended June 30, 2001 operating earnings were $2,547,000 compared to $1,667,000 in the same period in 2000, even after absorbing $1,208,000 (2000 - $nil) of operating losses resulting from start up losses of Nordic.

      Interest on long-term debt and other interest increased to $1,606,000 in the first half of 2001 from $274,000 in the same period of 2000, due principally to the acquisition of Northern and Nordic and their existing debt instruments into the SunRich Food Group in August and September 2000.

      Interest and other income increased to $401,000 in the first half of 2001 from $79,000 in the same period in 2000 due to imputed interest earned on the discounted note receivable balance and interest earned on cash received from the two private placements.

      The share of losses of equity accounted investees of $25,000 in the first half of 2001 (2000 - $24,000) and dilution gain of $nil (2000 - $140,000)
      is related to the Company's 32% equity investment in Easton Minerals Ltd.

      Income before taxes decreased by $319,000 to $1,285,000 for the first six months after absorbing the pre - tax startup costs of Nordic of $1,452,000 compared to pre-tax earnings of $1,604,000 in the first six months of 2000.

      In contrast, the Company's income before taxes for the second quarter increased to $1,429,000 for the period of April 1- June 30, 2001 compared to $1,137,000 in the comparable period of 2000, largely due to Nordic's pre-tax loss before taxes in the second quarter being $512,000, compared to $940,000 in the first quarter of 2001. Nordic's losses continue to decrease each month as production levels increase.

      During the year the Company received a $135,000 tax refund related to a reassessment of an acquired company's 1998 income taxes. Effective January 2, 2001, the Company restructured the US operations which allows the US companies to file consolidated tax returns and therefore the SunRich Food Group, Inc. has recognized the benefits of the Nordic start-up losses incurred in the period ended June 30, 2001.

      Net earnings of $871,000 result from the first six months of 2001 compared to $1,518,000 in the first six months of 2000. Start up costs expensed by Nordic negatively impacted earnings by $872,000 or $0.03 per common share after tax. A large part of this decrease is also due to the Company's taxes on earning is the six months of 2001 being $414,000 or 32% compared to $86,000 or 5% in 2000, due to the 2000 tax provision including the recognition of the benefit of the Canadian tax loss carryforward.

      Net earnings of $836,000 result from the second quarter compared to $1,110,000 in 2000. This decrease is directly connected to the fact that $593,000 or 41% of tax was provided against 2001 income compared to $27,000 or 2% being taxed against 2000 income due to the 2000 tax provision including the recognition of the benefit of the Canadian tax loss carryforward.

      Segmented Operations Information

      The SunRich Food Group

      The SunRich Food Group contributed 77% or $52,631,000 of the $68,661,000 in consolidated revenues in the first six months. (2000 - $31,198,000 or 69% of consolidated sales). For the six months ended June 30, 2001, SunRich, which now includes First Light Foods sales were $33,750,000 (2000
      - $31,198,000); Northern sales were $16,726,000 (2000 - N/A), and Nordic's were $2,155,000 (2000 - N/A).


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  23                     June 30, 2001 10-Q

      The SunRich Food Group's cost of sales in the first six months of 2001 was $45,200,000 (2000 - $27,106,000). The SunRich Food Group's margin in the second quarter of 2001 was 14.1% (2000 - 13.1%). The increased margin is due to the addition of higher margin businesses by acquisition during the year after accounting for Nordic's negative margin in the quarter of $508,000. (2000 - $4,000).

      In the first half of 2001, the SunRich Food Group's administration costs were $4,568,000 (2000 - $2,754,000). The increase in administrative costs is due to additional administration costs of the newly acquired companies in the Group: Northern, Nordic and First Light Foods.

      Pre-tax earnings of the SunRich Food Group were $1,276,000 (2000 - $1,067,000). While the net earnings of the Group have increased due to the addition of Northern and First Light Foods in 2001 compared to 2000, the net earnings of the SunRich Food Group were significantly impacted by the pre-tax tax loss from the start-up of the Nordic Tetra-Pak operations, which totaled $1,452,000 (2000- $120,000) in the period. The Company expects Nordic to be profitable by the fourth quarter.

      As a result of a corporate restructuring in the US companies, the benefit of tax losses on the Nordic in the first six months have been offset against the tax provisions of the profitable companies in the Sunrich Food Group; Northern, SunRich and First Light Foods. As a result, a tax provision of $434,000 was recorded on consolidated US earnings in the period.

      Environmental Industrial Group

      The Environmental Industrial Group contributed 23% or $15,580,000 of the first six months of 2001 consolidated revenues (2000 - $14,205,000). The 9.7% increase in revenues is due to one more month of PECAL operations being included in 2001 compared to 2000, as well as the sales of Temisca that was acquired into this Group in November 2000. There has been some slowdown in the industries that this Group sells to as well as a decision to exit a long term low margin supply arrangement that have lead the existing B.E.I. sales levels prior to these acquisitions being only slightly improved in total in 2001 compared to 2000.

      Cost of sales in the second quarter of 2001 for the Environmental Industrial Group was $13,079,000 (2000 - $11,848,000). The Environmental Industrial Group's margin decreased to 16.1% in the first six months of 2001 (2000 - 16.6%). The decrease in margins in 2001 compared to 2000 is due to fewer higher margin products being sold in 2001 compared to 2000 due to supply difficulties as well as general resistance to sales price increases from customers due to the general economic uncertainty while certain other costs continue to increase.

      The Environmental Industrial Group's operations accounted for $1,430,000 of consolidated administration costs (2000 - $899,000). The 59% increase in these costs is due to the addition of three salesmen, the addition of the Temisca administrative staff, the retention of certain administration staff from the PECAL acquisition to create a new customer service function for the Environmental Industrial Group and the costs of running a larger Group with more locations.

      The lower margins and increased administration costs of running a larger Group has resulted in pre-tax earnings from operations of the Environmental Industrial Group being $793,000 in the first half (2000 - $1,335,000).

      Steam Explosion Technology Group and Corporate Activities

      Revenue of $450,000 was derived from the Steam Explosion Technology Group and corporate sales in the first half of 2001 (2000 - $38,000) and are related mainly to license fees and private industry projects.

      Steam Explosion Technology Group's cost of sales in the first half was $71,000 (2000 - $48,000), which primarily relates to standard amortization charges. Steam Explosion Technology Group and corporate margins fluctuate significantly due to the nature of the revenues in this Group.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  24                     June 30, 2001 10-Q

      Steam Explosion Technology Group's marketing and demonstration and corporate administration expenses in the first half of 2001 were $992,000 (2000 - $703,000). The increase in these costs was due to more aggressive investor relations' activities, the increased costs of insurance, salaries and other costs of operating a larger public company.

      The loss from operations pre - tax of $784,000 (2000 - $798,000) is similar due to higher revenues in the six months offset by the these additional corporate costs.

      Liquidity and Capital Resources at June 30, 2001

      Cash and cash equivalents of $2,775,000 results from the cash balances of $4,636,000 at corporate office remaining from the private placement of common shares offset by amounts drawn on the Canadian line of credit of $2,368,000 with the ability of offset and cash of $507,000 in the Sunrich Food Group.

      From the proceeds of the two private placements, the Company has repaid a US $1,000,000 corporate loan that was drawn in 2000 to provide working capital to Northern Food and Dairy, Inc. The Company also transferred US $745,000 up to June 30, 2001 to the SunRich Food Group, Inc. to fund the Wyoming soy plant expansion; to replace funds used in the start up of Nordic, Inc., the Company's aseptic packaging company and improve its working capital. The remaining proceeds will be used for working capital as needed and for future business acquisitions.

      Restricted cash of $2,216,000 (December 31, 2000 - nil) results primarily from one quarter of the gross proceeds of the May 18, 2001 private placement which amounted to US $1,200,000 is held in escrow and will be released to the Company on the earlier of (i) the second business day following receipt by the Agent and the Escrow Agent of an opinion of the Company's US counsel that the Form S-3 Registration Statement filed by the Company registering the common shares issued or issuable in this private placement has been declared effective by the SEC, or (ii) June 8, 2002, the first anniversary of the closing of this private placement. The remaining restricted cash balance is US $264,000 in cash that his held on deposit with Nordic's lender as part of security provided under terms of the lending agreement.

      Trade accounts receivable increased to $17,969,000 at June 30, 2001 from $13,111,000 at December 31, 2000 due the increase in sales, especially in the second quarter compared to the fourth quarter of 2000. Trade receivables at June 30, 2001 related to the Environmental Industrial Group's operations were $5,600,000 (December 31, 2000 - $4,836,000);
      SunRich Food Group's operations receivables were $11,782,000 at June 30, 2001 (December 31, 2000 - $8,250,000) and general corporate activities and steam explosion $587,000 (December 31, 2000 - $25,000).

      The note receivable totalling $4,366,000 at June 30, 2001 (December 31, 2000 - $5,186,000) and the other long-term payable of $1,688,000 (December 31, 2000 - $1,651,000) are related to an agreement with a major European based company. In the first half of 2001, Northern received payments of $1,100,000 on the note receivable from this agreement.

      Inventories were $13,987,000 at June 30, 2001 (December 31, 2000 - $15,290,000) due to lower inventories at SunRich due principally to the large shipment of grain inventories in the second quarter. First Light Foods and the steam explosion business do not carry an inventory balance.

      Future income tax assets of $971,000 at June 30, 2001 ($954,000 - December 31, 2000) consist principally of the benefit of Canadian tax losses and scientific research expenditures recorded by the Canadian entity.

      In the first six months of 2001, $2,444,000 was spent on capital additions throughout the Company for scheduled and budgeted machinery and equipment improvements and the construction of the Star Valley facility in Wyoming, which is expected to start up in September 2001. The Company has no significant unbudgeted capital commitments at June 30, 2001.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  25                     June 30, 2001 10-Q

      Investments decreased to $362,000 at June 30, 2001 from $382,000 at December 31, 2000 due primarily to the equity loss on Easton of $25,000 (2000 - $24,000) offset by cash advances of $5,000 (Q2 - 2000 - $nil).

      The Company deferred $768,000 of pre-operating costs in 2000 related to Nordic and as previously discussed expensed $128,000 of these costs in the first half of 2001, which results in the net balance of $640,000 at June 30, 2001.

      Goodwill decreased to $10,982,000 at June 30, 2001 from $11,231,000 at December 31, 2000 due to currency fluctuations, offset by amortization of goodwill on the acquisitions of Northern, SunRich, PECAL, Nordic and BEI.

      Patents, trademarks, licences and other assets has increased to $4,223,000 at June 30, 2001 from $432,000 at December 31, 2000 due to the addition of trademarks acquired in the First Light Foods acquisition of approximately $4,000,000 (which is being amortized over 20 years on a straight line basis), offset by the amortization of existing patents and other assets.

      Accounts payable and accrued liabilities decreased to $18,802,000 in 2001 from $19,359,000 in December 31, 2000. The decrease in this balance is due to the seasonal nature of SunRich's business, which results in the decrease in this balance and a compensating increase in the bank indebtedness balance.

      Customer deposits decreased to $227,000 at June 30, 2001 ($1,262,000 - December 31, 2000) because SunRich's products where shipped during 2001. This balance is related to cash deposits made by SunRich customers in 2000 and early year 2001 for year 2001 purchases. Revenue is booked on these transactions when the goods are shipped.

      Lines of Credit

      The Company has total available lines of credit of $10,356,000, comprised of $4,300,000 in two Canadian facilities and two US lines comprising US $4,000,000 in facilities. The increase in the use of lines of credit from $3,405,000 at December 31, 2000 to $6,207,000 at June 30, 2001 is
      principally due to the nature of the SunRich business. SunRich has increased their line of credit to US $3,000,000 at June 30, 2001 compared to US $900,000 at December 31, 2000. This increase in the bank indebtedness of SunRich occurs each year and is quickly repaid in the third quarter once the Company has collected the cash from the large barge shipments of inventory shipped during the second quarter. The Environmental Industrial Group's line of credit use also increased at June 30, 2001 from December 31, 2000 due the building of inventories to meet the large demands of summer business in this Group.

      As part of the Company's strategy to consolidate its US banking, the SunRich Food Group is negotiating a line of credit of up to US $4,000,000 to replace US $3,000,000 of the US $4,000,000 in line of credit. The US $4,000,000 line of credit is subject to completion of the lender's due diligence on the security being provided. The Company expects this to be completed during the third quarter.

      In addition to the above cash draws against the lines of credit, at June 30, 2001 - $952,000 (December 31, 2000 - $900,000) was drawn against the
      $4,000,000 Canadian facility for a letter of credit to the Ontario Ministry of the Environment and Energy for the Certificate of Approval; to three key suppliers and for security on the Louisiana lease. There are no amounts drawn against the US lines of credit at June 30, 2001 for letters of credit.

      Long Term Debt

      Long-term debt, current and long-term portions combined total $28,347,000 at June 30, 2001 compared to $31,555,000 at December 31, 2000. The decrease in the long term debt is due to scheduled repayments, repayment of the corporate loan of $1,500,000, offset by a new loan issued as part of the consideration paid for First Light Foods.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  26                     June 30, 2001 10-Q

      The new loan is for US $700,000 and is to be repaid quarterly in principal payment of US $87,500 plus interest at US Prime.

      Substantially all of the Company's assets are pledged as collateral under various lending agreements, with the exception of the real property at Stake's corporate offices in Norval and physical assets in Louisiana.

      The Company considers its relationship with its principal Canadian bankers and the various SunRich Food Group bankers in the US to be satisfactory.

      The Company believes that the cash to be generated from operations in 2001, its available lines of credit and its ability to secure additional working capital financing through an increased US line of credit and the additional cash resulting from the private placement of common shares are sufficient for the Company's operations during 2001.

      Other long-term liabilities

      The long-term future tax liability of $2,713,000 (December 31, 2000 - $1,508,000) has increased principally due to the recording of a future tax liability related to the trademarks acquired in the First Light Food acquisition.

      The short-term portion of the preference shares in subsidiary companies decreased to $247,000 at June 30, 2001 compared to $387,000 at December 31, 2000 due to $140,000 in preference shares being redeemed in the year to date. The remaining balance is due when Temisca achieves certain profit and balance sheet stability tests which management anticipates may be achieved during fiscal 2001 as well as the scheduled yearly payments for the preference shares related to the purchase of land in the BEI acquisition.

      Cash Flow

      Cash flow provided by operations before working capital changes for the six months ended June 30, 2001 increased by $1,183,000 to $3,518,000 (2000
      - $2,335,000) due to the increase in amortization in the period due to larger capital base the Company has now due to the acquisitions over the past year. Cash flow used by operations after working capital changes was lower by $936,000 resulting in cash used of $1,888,000 compared to $2,824,000 in the first half of 2000.

      Cash used in investment activities decreased to $4,068,000 for the six months ended June 30, 2001 (2000 - $4,574,000). In 2001 the investment activities were related to a larger acquisition of property plant and equipment of $2,444,000 (2000 - $332,000) due to the increased size of the Company and $2,216,000 (2000 - nil) from the addition of restricted cash resulting from a deposit placed with a lender and certain funds held in escrow from the private placement of shares in the second quarter. In 2000, the cash used was principally connected to the acquisition of PECAL, which is now part of the Environmental Industrial Group.

      Cash provided by financing activities was $7,707,000 in the first half of 2001 (2000 - $4,814,000). The increase is largely due to the issuance of common shares from two private placements completed during the second quarter offset by the repayments of long-term debt exceeding the borrowings under lines of credit. In 2000 the financing activities were substantially connected to the issuance of new debt connected to the acquisition of PECAL in the first quarter of 2000, which is now part of the Environmental Industrial Group.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  27                     June 30, 2001 10-Q

      Item 3 -

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

      Debt in both fixed rate and floating rate interest carry varying degrees of interest rate risk. Fixed rate debt may have their fair market value adversely impacted due to a rise in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate securities generally are subject to less interest rate risk than fixed rate securities. As of June 30, 2001, the weighted average interest rate of the fixed rate debt was 9%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of the total fixed rate debt could decrease (increase) by approximately $241,000.

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

      A 10% movement in the levels of foreign currency exchange rates against the Canadian dollar with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $2,033,000. A 10% movement in favour of the Canadian dollar with all other variables held constant would result in an increase in the fair value of the Company's financial instructions by $2,033,000.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  28                     June 30, 2001 10-Q

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

      During 2001, the SunRich Food Group has commenced a suit against a supplier for failure to adhere to the terms of a contract. The Company and its legal counsel believe that this claim has merit. It cannot however be determined if there will be any recovery by the Company at this time and the Group is providing for the costs of pursuing this suit on a monthly basis. Other than this action, the Group has not been and is not currently a party to any material litigation.

      The Environmental Industrial Group has not been and is not currently a party to any material litigation.

      The Steam Explosion Technology Group has not been and is not currently a party to any material litigation.

      Item 2. Changes in securities and use of proceeds

      In February 2001, the Company issued to the shareholders of Jenkins and Gournoe, Inc., which operate under the name First Light Foods, 833,333 of its common shares as a component of the purchase price for 100% of the common stock of Jenkins and Gournoe. In addition, the Company also issued 35,000 warrants to acquire common shares of the Company, which are exercisable at US $1.70 per share for a five-year period ending February 2006. Up to an additional 140,000 warrants to acquire common shares of the Company may be issued prior to February 2006 if First Light Foods achieves certain pre determined gross profit targets. The exercise price for these warrants, if issued, will be the market price of the Company's common shares at the time the warrants are issued. The warrants will have a term of five years from the date of issue. See note 3 to the Financial Statements for further information.

      On April 18, 2001, the Company entered into a transaction for the private placement of 1,411,498 units. Each unit was comprised of one common share plus a warrant to purchase one-half of a common share. As a result, the Company issued 1,411,498 common shares and 705,749 whole warrants which are exercisable at US $1.75 to purchase 705,749 common shares until April 30, 2004. The net proceeds of this transaction were US $1,728,000 after associated commission, legal and other related costs.

      The Company entered into an agreement on May 18, 2001 for the private placement, outside of the United States of 2,400,000 units at US $2.00 per unit. Each unit consisted of one common share plus a warrant to purchase one-half of a common share. As a result, the Company issued 2,400,000 common shares and 1,200,000 whole warrants which are exercisable at US $2.40 to purchase 1,200,000 common shares until March 31, 2004. In addition to commission, the agent was granted a compensation warrant, exercisable until June 8, 2003, to purchase 144,000 option units at the US $2.00 per unit sale price. Each option unit is comprised of one common share plus a warrant to purchase one-half a common share. As a result, the Company issued 144,000 common shares and 72,000 whole warrants which are exercisable at US $2.40 to purchase 72,000 common shares until


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  29                     June 30, 2001 10-Q

      March 31, 2004. The net proceeds of this transaction were US $4,375,000 after associated commission, legal and other related costs.

      One quarter of the gross proceeds of this private placement which amounted to US $1,200,000 is held in escrow at June 30, 2001 and will be released to the Company on the earlier of (i) the second business day following receipt by the Agent and the Escrow Agent of an opinion of the Company's US counsel that the Form S-3 Registration Statement filed by the Company registering the common shares issued or issuable in this private placement has been declared effective by the SEC, or (ii) June 8, 2002, the first anniversary of the closing of this private placement. The escrowed amount is included in restricted cash on the balance sheet at June 30, 2001.

      To date, from the proceeds of the two private placements, the Company has repaid a US $1,000,000 corporate loan that was drawn in 2000 to provide working capital to Northern Food and Dairy, Inc. as was agreed in the purchase agreement with Northern. The Company transferred US $745,000 up to June 30, 2001 and a further US $1,250,000 subsequent to June 30, 2001 for a total of US $1,995,000 to the SunRich Food Group, Inc. to fund the Wyoming soy plant expansion; to replace funds used in the start up of Nordic, Inc., the Company's aseptic packaging company and improve its working capital. The remaining proceeds will be used for working capital as needed and for future business acquisitions.

      As of the date of this document Stake has 32,923,203 Common Shares outstanding, and 4,571,975 additional common shares are reserved for issuance and are detailed as follows:

            1) Warrants to purchase 500,000 shares exercisable at US$1.50 expiring September 15, 2005 from the acquisition of Northern;
            2) Warrants to purchase 35,000 shares exercisable at US$1.70 expiring February 28, 2006 from the acquisition of Jenkins & Gournoe Inc.;
            3) Warrants to purchase 705,750 shares exercisable at US$1.75 expiring March 31, 2004 from the private placement completed on April 18, 2001;
            4) Warrants to purchase 1,200,000 shares exercisable at $US2.40 expiring March 31, 2004 from the private placement completed on June 8, 2001;
            5) Option to acquire 144,000 shares which may be acquired by the agent under the terms of the May 18, 2001 private placement agreement at US$2.00;
            6) Warrants to purchase 72,000 shares, which may be acquired by the agent under the terms of the May 18, 2001 private placement agreement if the 144,000 options (noted above in 5) are exercised. The warrants to purchase 72,000 shares are exercisable at US$2.40 expiring March 31, 2004; and
            7) Options to acquire 1,915,225 shares previously granted to employees, directors and consultants under various company stock option plans.

Item 3. Defaults on Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5. Other

      Not applicable

Item 6. Exhibits and reports on Form 8-K

            (a)   Exhibits - Not applicable

            (b) Reports on Form 8-K - No current report on Form 8-K was filed by the Company during the six month period ended June 30, 2001


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  30                     June 30, 2001 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        STAKE TECHNOLOGY LTD.


                                        /s/ Leslie N. Markow
Date August 10, 2001
     ---------------
                                        Stake Technology Ltd.
                                        by Leslie N. Markow
                                        Vice President - Finance
                                        & Chief Financial Officer


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  31                     June 30, 2001 10-Q