Form 10-Q
period 2001-09-30
STAKE TECHNOLOGY LTD
filed 2001-11-13
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                           Commission File No. 0-9989

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

                                 Yes |X| No |_|

At November 1, 2001 registrant had 36,827,828 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was US $35,487,000. The Company's common shares are traded on the Nasdaq Smallcap Market tier of the Nasdaq Stock Market under the symbol STKL. As of November 6, 2001, the Company's common shares also trade on The Toronto Stock Exchange under the symbol SOY.

There are 34 pages in the September 30, 2001 10-Q and the index follows the cover page.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   1                September 30, 2001 10-Q

STAKE TECHNOLOGY LTD.

                                    FORM 10-Q
                               September 30, 2001

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets as at September 30, 2001 and December 31, 2000

            Consolidated Statements of Retained Earnings for the nine months ended September 30, 2001 and the year ended December 31, 2000

            Consolidated Statements of Earnings for the three months ended September 30, 2001 and 2000

            Consolidated Statements of Earnings for the nine months ended September 30, 2001 and 2000

            Consolidated Statements of Cash Flow for the three months ended September 30, 2001 and 2000

            Consolidated Statements of Cash Flow for the nine months ended September 30, 2001 and 2000

            Condensed Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

PART II - OTHER INFORMATION

            All financial information is expressed in Canadian Dollars
            The closing rate of exchange on November 1, 2001 was CDN $1 = US $0.6285


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   2                September 30, 2001 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

                        Consolidated Financial Statements

                              Stake Technology Ltd.

                               September 30, 2001


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   3                September 30, 2001 10-Q

Stake Technology Ltd.
Consolidated Balance Sheets as at September 30, 2001 and December 31, 2000 Unaudited (Expressed in Canadian Dollars)

------------------------------------------------------------------------------------------------------------

                                                                         September 30,          December 31,
                                                                                  2001                  2000
------------------------------------------------------------------------------------------------------------
Assets (note 5)
Current assets
Cash and cash equivalents                                               $   11,696,000         $   1,013,000
Restricted cash (note 5(a))                                                    417,000                     -
Accounts receivable - trade                                                 17,696,000            13,111,000
Current portion of note receivable                                           2,117,000             2,150,000
Inventories (note 4)                                                        15,224,000            15,290,000
Other receivables and prepaid expenses                                       2,982,000             1,341,000
Future income taxes                                                            961,000               954,000
                                                                        -------------------------------------
                                                                            51,093,000            33,859,000

Note receivable                                                              1,974,000             3,036,000

Property, plant and equipment - at cost, less accumulated
amortization of $12,501,000  (December 31, 2000 - $9,132,000)               45,642,000            43,158,000

Investments                                                                    394,000               382,000

Goodwill - at cost, less accumulated amortization of
$1,525,000 (December 31, 2000 - $925,000)                                   11,017,000            11,231,000

Pre-operating costs - at cost, less accumulated amortization of
$192,000 (December 31, 2000 - $nil)                                            576,000               768,000

Patents, trademarks, licences and other assets - at cost
less accumulated amortization of $1,229,000
(December 31, 2000 - $1,034,000) (note 3)                                    4,431,000               432,000
                                                                        -------------------------------------
                                                                        $  115,127,000         $  92,866,000
                                                                        =====================================
Liabilities
Current liabilities
Bank indebtedness (note 5)                                               $   7,274,000         $   3,405,000
Accounts payable and accrued liabilities                                    18,508,000            19,359,000
Customer deposits                                                              103,000             1,262,000
Current portion of long-term debt (note 5)                                   7,334,000             6,799,000
Current portion of preference shares of subsidiary companies                   248,000               387,000
                                                                        -------------------------------------
                                                                            33,467,000            31,212,000

Long-term debt  (note 5)                                                    22,089,000            24,756,000
Other long-term payable                                                      1,803,000             1,651,000
Future income taxes (note 3)                                                 3,224,000             1,508,000
Preference shares of subsidiary companies                                      438,000               462,000
                                                                        -------------------------------------
                                                                            61,021,000            59,589,000
                                                                        -------------------------------------
Shareholders' Equity
Capital stock (note 6)
Authorized
     Unlimited common shares without par value
Issued
     35,923,203 (December 31, 2000 - 28,186,972) common shares              42,358,000            22,710,000
Contributed surplus                                                          4,635,000             4,635,000
Retained earnings  (note 6 (b))                                              6,988,000             5,869,000
Currency translation adjustment                                                125,000                63,000
                                                                        -------------------------------------
                                                                            54,106,000            33,277,000
                                                                        -------------------------------------
                                                                        $  115,127,000        $   92,866,000
                                                                        =====================================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   4                September 30, 2001 10-Q

Stake Technology Ltd.
Consolidated Statements of Retained Earnings
For the nine months ended September 30, 2001 and the year ended December 31,
2000
Unaudited (Expressed in Canadian Dollars)

-------------------------------------------------------------------------------------------

                                                      Nine months ended          Year ended
                                                     September 30, 2001   December 31, 2000
-------------------------------------------------------------------------------------------
Retained Earnings - Beginning of the Period          $  5,869,000           $     2,495,000

Net Earnings for the Period                             1,119,000                 3,374,000
                                                     --------------------------------------

Retained Earnings - End of Period                    $  6,988,000           $     5,869,000
                                                     ======================================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   5                September 30, 2001 10-Q

Stake Technology Ltd.
Consolidated Statements of Earnings
For the three months ended September 30, 2001 and 2000
Unaudited (Expressed in Canadian Dollars)

-----------------------------------------------------------------------------------------------------------

                                                                         September 30,        September 30,
                                                                                  2001                 2000

-----------------------------------------------------------------------------------------------------------
Revenues                                                                  $ 36,481,000         $ 25,007,000
Cost of goods sold                                                          32,003,000           20,645,000
                                                                          ---------------------------------
Gross profit                                                                 4,478,000            4,362,000
                                                                          ---------------------------------

Expenses

Research and development                                                       152,000              113,000
Administration, market development and demonstration                         3,454,000            2,501,000
Amortization of patents, trademarks, licences, pre-operating costs
      and goodwill                                                             434,000               89,000
                                                                          ---------------------------------
                                                                             4,040,000            2,703,000
                                                                          ---------------------------------
Earnings from operations                                                       438,000            1,659,000

Interest on long-term debt                                                    (447,000)            (185,000)
Other interest                                                                (187,000)              (8,000)
Interest and other income                                                      167,000                   --
Foreign exchange gain                                                          553,000               38,000
Share of losses of equity accounted investee                                    (5,000)             (12,000)
Dividend on preference shares of subsidiary company                                 --               (8,000)
                                                                          ---------------------------------

Earnings before income taxes                                                   519,000            1,484,000
                                                                          ---------------------------------

Recovery of (provision for) income taxes
Current                                                                        (13,000)            (478,000)
Future                                                                        (258,000)             747,000
                                                                          ---------------------------------
                                                                              (271,000)             269,000
                                                                          ---------------------------------
Net earnings for the period                                               $    248,000         $  1,753,000
                                                                          =================================

Net earnings per share for the period
   - Basic                                                                $       0.01         $       0.08
                                                                          =================================
   - Diluted                                                              $       0.01         $       0.08
                                                                          =================================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   6                September 30, 2001 10-Q

Stake Technology Ltd.
Consolidated Statements of Earnings
For the nine months ended September 30, 2001 and 2000
Unaudited (Expressed in Canadian Dollars)

------------------------------------------------------------------------------------------------------------

                                                                          September 30,        September 30,
                                                                                   2001                 2000

------------------------------------------------------------------------------------------------------------
Revenues                                                                  $ 105,142,000         $ 70,448,000
Cost of goods sold                                                           90,353,000           59,647,000
                                                                          ----------------------------------
Gross profit                                                                 14,789,000           10,801,000
                                                                          ----------------------------------

Expenses

Research and development                                                        372,000              362,000
Administration, market development and demonstration                         10,444,000            6,857,000
Amortization of patents, trademarks, licences, pre-operating costs
      and goodwill                                                              988,000              256,000
                                                                          ----------------------------------
                                                                             11,804,000            7,475,000
                                                                          ----------------------------------
Earnings from operations                                                      2,985,000            3,326,000

Interest on long-term debt                                                   (1,783,000)            (416,000)
Other interest                                                                 (457,000)             (51,000)
Interest and other income                                                       568,000               79,000
Foreign exchange gain                                                           535,000               68,000
Gain on dilution of investment interests
   in equity accounted investee                                                      --              140,000
Share of losses of equity accounted investee                                    (30,000)             (36,000)
Dividend on preference shares of subsidiary company                             (14,000)             (22,000)
                                                                          ----------------------------------

Earnings before income taxes                                                  1,804,000            3,088,000
                                                                          ----------------------------------

Recovery of (provision for) income taxes
Current                                                                        (335,000)            (469,000)
Future                                                                         (350,000)             652,000
                                                                          ----------------------------------
                                                                               (685,000)             183,000
                                                                          ----------------------------------
Net earnings for the period                                               $   1,119,000         $  3,271,000
                                                                          ==================================

Net earnings per share for the period
   - Basic                                                                $        0.04         $       0.15
                                                                          ==================================
   - Diluted                                                              $        0.04         $       0.15
                                                                          ==================================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   7                September 30, 2001 10-Q

Stake Technology Ltd.
Consolidated Statements of Cash Flow
For the three months ended September 30, 2001 and 2000
Unaudited (Expressed in Canadian Dollars)

-------------------------------------------------------------------------------------------------------------

                                                                            September 30,       September 30,
                                                                                     2001                2000

-------------------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                                                  $    248,000         $ 1,753,000
Items not affecting cash
      Amortization                                                              1,617,000             920,000
      Share of losses of equity accounted investee                                  5,000              12,000
      (Gain) loss on sale of property, plant and equipment                        (95,000)              2,000
      Gain on settlement of preference shares of a subsidiary company             (13,000)                 --
      Write off of patents, trademarks, licenses and other assets                      --              75,000
      Imputed interest - net                                                      (36,000)              7,000
      Future income taxes                                                         258,000            (747,000)
                                                                             --------------------------------
                                                                                1,984,000           2,022,000
Change in non-cash working capital balances related to operations
      Accounts receivable - trade                                                 762,000             681,000
      Inventories                                                                (830,000)         (3,328,000)
      Other receivables and prepaid expenses                                     (478,000)           (290,000)
      Accounts payable and accrued liabilities                                 (1,773,000)          4,964,000
      Customer deposits                                                          (133,000)         (2,504,000)
                                                                             --------------------------------
                                                                                 (468,000)          1,545,000
                                                                             --------------------------------
Investing activities
Acquisition of company - net of cash acquired                                          --            (488,000)
Restricted cash                                                                 1,799,000                  --
Acquisition of property, plant and equipment                                   (1,516,000)         (3,212,000)
Acquisition of patents, trademarks, licences and other assets                          --            (383,000)
Proceeds on sale of property, plant and equipment                                      --              99,000
(Increase) decrease in investments and advances                                   (37,000)            334,000
Decrease in notes receivable                                                      553,000                  --
                                                                             --------------------------------
                                                                                  799,000          (3,650,000)
                                                                             --------------------------------
Financing activities
Purchase and redemption of preference shares of subsidiary companies              (19,000)            (17,000)
Repayment of long-term debt                                                        98,000            (202,000)
Issuance of long-term debt                                                          1,000             708,000
Net repayments of bank indebtedness                                              (290,000)           (323,000)
Issuance of common shares and warrants                                          8,841,000             113,000
Note payable                                                                           --           2,564,000
                                                                             --------------------------------
                                                                                8,631,000           2,843,000
Foreign exchange gain on cash held in a foreign currency                          (41,000)            (81,000)
                                                                             --------------------------------
Increase in cash during the period                                              8,921,000             657,000

Cash and cash equivalents - Beginning of period                                 2,775,000                  --
                                                                             --------------------------------
Cash and cash equivalents - End of period                                    $ 11,696,000         $   657,000
                                                                             ================================

Supplemental cash flow information:

Interest paid                                                                $    836,000         $   161,000
                                                                             ================================
Income taxes paid                                                            $    211,000         $   441,000
                                                                             ================================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   8                September 30, 2001 10-Q

Stake Technology Ltd.
Consolidated Statements of Cash Flow
For the nine months ended September 30, 2001 and 2000
Unaudited (Expressed in Canadian Dollars)

-------------------------------------------------------------------------------------------------------------

                                                                            September 30,       September 30,
                                                                                     2001                2000

-------------------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                                                  $  1,119,000         $ 3,271,000
Items not affecting cash
      Amortization                                                              4,289,000           1,785,000
      Share of losses of equity accounted investee                                 30,000              36,000
      Gain on sale of property, plant and equipment                               (82,000)            (41,000)
      Gain on dilution of interest in investee                                         --            (140,000)
      Gain on settlement of preference shares of a subsidiary company             (38,000)                 --
      Write off of patents, trademarks, licences and other assets                      --              75,000
      Imputed interest - net                                                     (166,000)             23,000
      Future income taxes                                                         350,000            (652,000)
                                                                             --------------------------------
                                                                                5,502,000           4,357,000
Change in non-cash working capital balances related to operations
      Accounts receivable - trade                                              (4,067,000)         (3,611,000)
      Inventories                                                                 578,000            (977,000)
      Other receivables and prepaid expenses                                   (1,552,000)           (543,000)
      Accounts payable and accrued liabilities                                 (1,623,000)          2,281,000
      Customer deposits                                                        (1,194,000)         (1,664,000)
                                                                             --------------------------------
                                                                               (2,356,000)           (157,000)
                                                                             --------------------------------
Investing activities
Acquisitions of companies - net of cash acquired                                 (514,000)         (4,996,000)
Decrease (increase) in patents, trademarks, licences and other assets              11,000            (316,000)
Restricted cash                                                                  (417,000)            400,000
Acquisition of property, plant and equipment                                   (3,960,000)         (3,544,000)
Proceeds on sale of property, plant and equipment                                      --             238,000
Increase in investments and advances                                              (42,000)             (6,000)
Decrease in notes receivable                                                    1,653,000                  --
                                                                             --------------------------------
                                                                               (3,269,000)         (8,224,000)
                                                                             --------------------------------
Financing activities
Purchase and redemption of preference shares of subsidiary companies             (168,000)           (153,000)
Repayment of long-term debt                                                    (4,490,000)           (723,000)
Issuance of long-term debt                                                         98,000           3,343,000
Net borrowings of bank indebtedness                                             2,531,000           2,147,000
Issuance of common shares and warrants                                         18,367,000             479,000
Note payable                                                                           --           1,442,000
                                                                             --------------------------------
                                                                               16,338,000           6,535,000
Foreign exchange (loss) gain on cash held in a foreign currency                   (30,000)             39,000
                                                                             --------------------------------
Increase (decrease) in cash during the period                                  10,683,000          (1,807,000)

Cash and cash equivalents - Beginning of period                                 1,013,000           2,464,000
                                                                             --------------------------------
Cash and cash equivalents - End of period                                    $ 11,696,000         $   657,000
                                                                             ================================
Supplemental cash flow information:

Interest paid                                                                $  2,084,000         $   460,000
                                                                             ================================
Income taxes paid                                                            $    221,000         $   441,000
                                                                             ================================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   9                September 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

1.    Interim Financial Statement

      The accompanying interim consolidated financial statements of Stake Technology Ltd. have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in Canada which conform, in all material respects (except as indicated in Note 8), with accounting principles generally accepted in the U.S. Accordingly, these interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included; all such adjustments are of a normal, recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, see the Company's consolidated financial statements, including the accounting policies and notes thereto, included in the Annual Report on Form 10KSB for the year ended December 31, 2000.

2.    Description of business and significant accounting policies

      Stake Technology Ltd. (the Company) was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. The SunRich Food Group manufactures and sells agricultural products with a focus on soy and other food products. The Environmental Industrial Group sells abrasives and industrial materials and recycles inorganic materials. The Company also operates a division developing and commercializing a proprietary steam explosion technology for processing of biomass into higher value products. The Company's assets, operations and employees at September 30, 2001 are located in Canada and the United States.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  10                September 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      Investments

      Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings.

      Property, plant and equipment

      Property, plant and equipment are stated at cost, less accumulated amortization. . Amortization is provided on property, plant and equipment on the diminishing balance basis or, in the case of certain US-based subsidiaries, straight-line basis at rates based on the estimated useful lives of the assets as follows: 10% to 33% for office furniture and equipment, machinery and equipment and vehicles and 4-8% for buildings. Amortization is calculated from the time the asset is put into use.

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

      Revenue recognition

      i)    Environmental Industrial Group

            Revenue from the sale of industrial minerals is recognized upon shipment or providing of a service to a customer.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  11                September 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2001
Unaudited
(Expressed in Canadian Dollars)

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

      Foreign currency translation

      The SunRich Food Group is considered to be a self-sustaining foreign operation. The SunRich Food Group's assets and liabilities are translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Resulting unrealized gains or losses are accumulated and reported as currency translation adjustment in shareholders' equity.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  12                September 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      Derivative instruments

      The SunRich Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures and options transactions are marked to market. Gains and losses on futures and options transactions related to grain inventories are included in cost of goods sold.

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

      First Light Foods owns several trademarked brands that are marketed as the private label brands of a major California food chain. The acquisition of First Light Foods complements the SunRich Food Group's strategy of becoming a vertically integrated group - from seed to merchandisable products of soymilk.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  13                September 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

4.    Inventories

                                                     September 30,     December 31,
                                                              2001             2000
                                                    --------------   --------------
                                                                 $                $
      Raw materials                                      7,051,000        4,991,000
      Finished goods and merchandise                     7,633,000        7,834,000
      Grain                                                540,000        2,465,000
                                                    -------------------------------

                                                        15,224,000       15,290,000
                                                    ===============================

      Grain inventories consist of the following:

                                                     September 30,     December 31,
                                                              2001             2000
                                                    --------------   --------------
                                                                 $                $
           Company owned grain                             262,000        2,208,000
           Unrealized gain on
                Contracts with producers                   181,000          156,000
                Futures contracts                           97,000          101,000
                                                    -------------------------------

                                                           540,000        2,465,000
                                                    ===============================

5.    Long-term debt and banking facilities

      a) The SunRich Food Group and certain of its subsidiary companies have co-guaranteed a bank loan payable by the Group's wholly owned subsidiary Nordic of $4,938,000 (December 31, 2000 - $5,286,000).
            The loan contains restrictive financial covenants for the SunRich Food Group and certain subsidiaries. As at December 31, 2000 and March 31, 2001, Nordic was not in compliance with certain of the financial covenants.

            On April 12, 2001, the Company entered into an agreement with the lender whereby the lender agreed to forebear taking action (if any), until April 15, 2002, with respect to the various covenant breaches, which existed at December 31, 2000 and March 31, 2001. As part of the agreement, the Company renegotiated the financial covenants of the bank loan payable and agreed to maintain US $264,000 on deposit with the lender. This deposit has been included in restricted cash on the balance sheet of the Company at September 30, 2001.

            As at September 30, 2001, the Company was not in compliance with certain covenants of the above referenced forbearance agreement. As a result, the Company has entered into an agreement with the lender whereby the lender will waive the covenant breach as at September 30, 2001 in return for a payment of US $1,000,000 to be applied against the principal balance of the loan. Regular payments will continue as per the normal terms of the loan agreement, with the remaining balance due and payable on October 1, 2002.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  14                September 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

            In connection with the agreement to pay US $1,000,000 on the above referenced loan, the Company has entered into an agreement with a director/shareholder to issue a note payable for US $1,000,000 bearing interest at 6%, interest payable monthly, with the balance due January 31, 2003.

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

                                                        Warrants                       Common shares
                                             ---------------------------------------------------------------------------
                                                    Number            $           Number              $         Total $
                                             ---------------------------------------------------------------------------
    Balance at December 31, 2000                   500,000       30,000       28,186,972     22,680,000      22,710,000
    Shares and  warrants  to acquire  First
       Light Foods (c)                              35,000       13,000          833,333      1,268,000       1,281,000
    Options exercised (d)                               --           --           91,400        146,000         146,000
    April 2001 private placement (f)               705,749      808,000        1,411,498      1,843,000       2,651,000
    May 2001 private placement (g)               1,200,000    1,214,000        2,400,000      5,515,000       6,729,000
    September 2001 private placement (h)         2,250,000    2,628,000        3,000,000      6,213,000       8,841,000
                                             ===========================================================================
    Balance at September 30, 2001                4,690,749    4,693,000       35,923,203     37,665,000      42,358,000
                                             ===========================================================================

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

(d) In the first nine months of 2001, employees and directors exercised 91,400 options and 91,400 common shares were issued for net proceeds of $146,000. During the period ended September 30, 2001 127,500 options to employees and directors were granted with exercise prices of US $1.53 to US $1.90 and expire between May 5 and September 19, 2006.

(e) On March 5, 2001, the Board approved a resolution extending the exercise period of 304,375 options from March 10, 2001 to December 31, 2003.

(f) On April 18, 2001, the Company entered into a transaction for the private placement of 1,411,498 units. Each unit was comprised of one common share plus a warrant to purchase one-half of a common share. As a result, the company issued 1,411,498 common shares and 705,749 whole warrants which are exercisable at US $1.75 to purchase 705,749 common shares until April 30, 2004. The net proceeds of this transaction were US $1,728,000 (CDN. $2,651,000) after associated commission, legal and other related costs.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  15                September 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

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

      The Company's agent on this transaction was paid a cash commission and was granted a compensation warrant, exercisable until June 8, 2003, to purchase 144,000 option units at US $2.00 per unit. Each option unit is comprised of one common share plus a warrant to purchase one-half a common share. As a result, the Company may issue 144,000 common shares and 72,000 whole warrants which are exercisable at US $2.40 to purchase 72,000 common shares until March 31, 2004.

      One quarter of the gross proceeds of this private placement, which amounted to US $1,200,000, was held in escrow at June 30, 2001 and under terms of this agreement the cash was released from escrow during the third quarter. The net proceeds of this transaction were approximately US $4,375,000 (CDN. $6,279,000) after associated commission, legal and other related costs.

(h) The Company entered into an agreement, on September 28, 2001 for the private placement, of 3,000,000 units at US $2.00 per unit. Each unit consisted of one common share plus a warrant to purchase three quarters of a common share. As a result, the Company issued 3,000,000 common shares and 2,2500,000 whole warrants which are exercisable at US $2.40 to purchase 2,250,000 common shares until September 30, 2004.

      The Company's agent on this transaction was paid a cash commission and was granted a compensation warrant, exercisable until September 28, 2003 to purchase 150,000 option units at US $2.00 per unit. Each option unit is comprised of one common share plus a warrant to purchase three-quarters of a common share. As a result, the Company may issue 150,000 common shares and 112,500 whole warrants which are exercisable at US $2.40 to purchase 112,500 common shares until September 30, 2004.

      The net proceeds of this transaction were approximately US $5,650,000 (CDN. $8,841,000) after associated commission, legal and other related costs.

(i) As at September 30, 2001 there were options vested to Employees and Directors to acquire 1,476,125 common shares at exercise prices of US $0.75 to US $1.90. In addition, at September 30, 2001 options to acquire an additional 457,200 common shares at US $1.063 to US $1.90 had been granted but had not yet vested. Subsequent to September 30, 2001, 904,625 options were exercised and 904,625 common shares were issued for gross proceeds of US $962,000. Also subsequent to September 30, 2001, 894,125 options were granted to employees and directors with an exercise price of US $1.86 with 487,500 expiring on December 11, 2003; 282,625 expiring on December 31, 2003 and 124,000 expiring on December 31, 2004.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  16                September 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      Industry segments                                                           September 30, 2001
                                                        -----------------------------------------------------------------------
                                                                Steam
                                                            Explosion
                                                           Technology     Environmental
                                                            Group and        Industrial            SunRich
                                                            Corporate             Group         Food Group      Consolidated
                                                                    $                 $                  $                 $
                                                        -----------------------------------------------------------------------
      External sales by market
      Canada                                                   27,000        17,074,000            213,000        17,314,000
      US                                                      454,000         5,496,000         76,758,000        82,708,000
      Asia                                                         --                --          4,968,000         4,968,000
      Other                                                        --           152,000                 --           152,000
                                                        -----------------------------------------------------------------------

      Total sales to external customers                       481,000        22,722,000         81,939,000       105,142,000
                                                        -----------------------------------------------------------------------

      Interest expense                                         50,000           355,000          1,835,000         2,240,000
                                                        -----------------------------------------------------------------------

      Income tax provision (recovery)                        (108,000)          360,000            433,000           685,000
                                                        -----------------------------------------------------------------------

      Segment net income (loss)                              (746,000)          923,000            942,000         1,119,000
                                                        -----------------------------------------------------------------------

      Identifiable assets                                  16,987,000        19,785,000         78,355,000       115,127,000
                                                        -----------------------------------------------------------------------

      Amortization                                            117,000           728,000          3,444,000         4,289,000
                                                        -----------------------------------------------------------------------

      Expenditures on property, plant and equipment            14,000           749,000          3,197,000         3,960,000
                                                        -----------------------------------------------------------------------

      Equity accounted investment                             394,000                --                 --           394,000
                                                        -----------------------------------------------------------------------

                                                                                   September 30, 2000
                                                        -----------------------------------------------------------------------
                                                                Steam
                                                            Explosion
                                                           Technology
                                                            Group and     Environmental            SunRich
                                                            Corporate  Industrial Group         Food Group      Consolidated
                                                                    $                 $                  $                 $
                                                        -----------------------------------------------------------------------
      External sales by market
      Canada                                                   14,000        19,354,000            267,000        19,635,000
      US                                                      766,000         3,831,000         44,580,000        49,177,000
      Asia                                                         --                --          1,498,000         1,498,000
      Other                                                        --            91,000             47,000           138,000
                                                        -----------------------------------------------------------------------

      Total sales to external customers                       780,000        23,276,000         46,392,000        70,448,000
                                                        -----------------------------------------------------------------------

      Interest expense                                             --           290,000            177,000           467,000
                                                        -----------------------------------------------------------------------

      Income tax provision (recovery)                        (753,000)               --            570,000          (183,000)
                                                        -----------------------------------------------------------------------

      Segment net income (loss)                              (191,000)        2,521,000            941,000         3,271,000
                                                        -----------------------------------------------------------------------

      Identifiable assets                                   3,783,000        20,955,000         66,088,000        90,826,000
                                                        -----------------------------------------------------------------------

      Amortization                                             99,000           574,000          1,112,000         1,785,000
                                                        -----------------------------------------------------------------------

      Expenditures on property, plant and equipment            48,000         1,327,000          2,169,000         3,544,000
                                                        -----------------------------------------------------------------------

      Equity accounted investment                             391,000                --                 --           391,000
                                                        -----------------------------------------------------------------------


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  17                September 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      Geographic segments
                                               September 30, 2001                             December 31, 2000
                                  ---------------------------------------------------------------------------------------------
                                        Canada              US          Total          Canada              US           Total
                                             $               $              $               $               $               $
      Property, plant and
           equipment                10,028,000      35,614,000     45,642,000       9,944,000      33,214,000      43,158,000
                                  ---------------------------------------------- ----------------------------------------------

      Goodwill                       2,635,000       8,382,000     11,017,000       2,774,000       8,457,000      11,231,000
                                  ---------------------------------------------- ----------------------------------------------

      Total assets                  36,272,000      78,855,000    115,127,000      21,526,000      71,340,000      92,866,000
                                  ---------------------------------------------- ----------------------------------------------

8.    United States accounting principles differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (US GAAP) during the periods presented except with respect to the following:

      Under US GAAP, the gain on dilution resulting from the dilution of the Company's ownership of the common share equity of Easton Minerals Limited (Easton) would have been excluded from income and included as a separate component of shareholders' equity as Easton is a development stage company. Also, under US GAAP, certain development, start-up and pre-operating costs deferred in these financial statements would be expensed. Amortization related to the development, start-up and pre-operating costs would not have been expensed.

      During 2000, the Company repriced certain options. As a result compensation expense would be recognized under US GAAP. Accordingly, the following would have been reported under US GAAP:

                                                                       Nine months ended                  Year ended
                                                                ------------------------------------------------------
                                                                   September        September 30,         December 31,
                                                                    30, 2001                 2000                 2000
                                                                ------------------------------------------------------
Net earnings for the period - as reported                       $  1,119,000         $  3,271,000         $  3,374,000
Dilution gain                                                             --             (140,000)            (140,000)
Development, start-up and pre-operating costs expensed               253,000              138,000              157,000
Pre-operating costs capitalized                                           --             (222,000)            (768,000)
Option compensation expense                                         (485,000)                  --              (52,000)
Tax effect of above items                                             93,000                   --                   --
                                                                ------------------------------------------------------
Net earnings for the period - US GAAP                           $    980,000         $  3,047,000         $  2,571,000
                                                                ------------------------------------------------------
Net earnings per share - US GAAP                                $       0.03         $       0.14         $       0.11
                                                                ------------------------------------------------------
Weighted average number of common shares outstanding              30,569,000           21,268,000           22,976,000
                                                                ------------------------------------------------------

Shareholders' equity - as reported                              $ 54,106,000         $ 35,244,000         $ 33,277,000
Cumulative development, start-up and pre-operating costs
    expensed (net of related amortization and taxes)                (698,000)            (323,000)            (850,000)
Cumulative stock compensation expense (net of taxes)                (343,000)                  --              (52,000)
                                                                ------------------------------------------------------

Shareholders' equity - US GAAP                                  $ 53,065,000         $ 34,921,000         $ 32,375,000
                                                                ------------------------------------------------------


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  18                September 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      Other U.S. GAAP disclosures

                                               September 30,     December 31,
                                                        2001             2000
                                             ---------------  ---------------
                                                           $                $
           Allowance for doubtful accounts         1,215,000          939,000
                                             --------------------------------

           Due from Related Parties                  571,000          451,000
                                             --------------------------------

           Inventory provisions                       15,000           61,000
                                             --------------------------------

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

                                                             Nine months ended          Year ended
                                                             -----------------          ----------
                                                         September     September 30,      December
                                                          30, 2001              2000      31, 2000
                                                        ------------------------------------------
Net earnings for the period - US GAAP                     $  980,000      $3,047,000    $2,571,000
Currency translation adjustment (net of taxes of nil)         62,000         323,000       258,000
                                                        ------------------------------------------

Comprehensive income                                      $1,042,000      $3,370,000    $2,829,000
                                                        ------------------------------------------

9.    Subsequent Event

      Virginia Materials

      Effective October 31, 2001, the Company acquired certain assets of Virginia Material and Supply, Inc. (Virginia Materials) as well as 51% of International Materials and Supplies, Inc. (International Materials) for cash consideration and acquisition costs of approximately US $1,835,000. The new business was incorporated, as Virginia Material, Inc. Virginia Materials is a supplier of abrasives to the shipbuilding and repair industry, in particular to the Newport News Shipyard and also to the bridge repair and roofing granular markets. It has a production facility located in Norfolk, Virginia and a second plant is scheduled to open shortly in Baltimore, Maryland. Virginia Materials also recycles spent abrasives, which are used in the production of Portland cement and converts aluminum smelting waste into a roofing and abrasive product.

      International Materials produces industrial garnets as a by-product from a mining operation and processes these garnets for sale to the water filtration, water jet cutting and abrasives markets.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  19                September 30, 2001 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2001
Unaudited
(Expressed in Canadian Dollars)

--------------------------------------------------------------------------------

      The acquisition of these businesses complements the Company's environmental industrial group as it broadens both the current abrasive and filtration product lines and expands on the Company's customer base. The Eastern US seaboard and New York locations of these acquired assets link the Company's existing plant facilities in Louisiana and Waterdown/Hamilton for optimum supply and production.

      As the acquisition of these two companies was completed after September 30, 2001, the assets acquired will be included in the Company's balance sheet starting October 31, 2001 and the operating results for the months of November and December 2001 will be included in the Company's final 2001 results.

      The fair value of the net tangible assets acquired is equivalent to the purchase price and accordingly no goodwill arises on this acquisition.

10.   Comparative balances

      Certain comparative account balances have been reclassified to achieve comparability to current period balances


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  20                September 30, 2001 10-Q

PART I - FINANCIAL INFORMATION

Item 2 -

      Management's Discussion and Analysis of Financial Condition and Results of Operations

      Recent corporate developments

      Between April and September 2001, the Company completed three private placements, the most recent which was completed on September 28, 2001. Total shares issued under these private placements were 6,811,498 common shares. In addition, up to 4,634,249 warrants exercisable until September 30, 2004 into common shares at US $1.75 to US $2.40 were issued related to these transactions. The net proceeds of these transactions were $18,221,000 after associated commission, legal and other related costs.

      From the proceeds of these placements, the Company has repaid a US $1,000,000 corporate loan that was drawn in 2000 to provide working capital to Northern Food and Dairy, Inc. The Company also transferred US $1,995,000 up to September 30, 2001 and a further US $560,000 subsequent to September 30, 2001 to the SunRich Food Group, Inc. to fund the Wyoming soy plant expansion; to replace funds used in the start up of Nordic Aseptic, Inc. (Nordic), the Company's aseptic packaging company and improve the Food Group's working capital. Also subsequent to September 30, 2001, the Company repaid lines of credit totaling $1,755,000, and paid the purchase price on closing of $2,757,000 for the assets of Virginia Materials and Supplies, Inc. and 51% of International Minerals and Supplies, Inc. The remaining proceeds will be used for working capital as needed and for future business acquisitions.

      New directors/management changes

      During the quarter, Mr. Camillo Lisio, the former President of Saputo, Inc. and Mr. Stephen Bronfman of the Claridge Group joined the Board of Directors of Stake Technology Ltd.

      Also during the quarter, in order to address the dramatic increase in finance and administrative requirements within the organization, Ms. Leslie Markow relinquished the position of Chief Financial Officer and assumed the position of Vice President of Regulatory Reporting/Corporate Compliance and Chief Administrative Officer. Mr. Steven Bromley assumed the role of Vice President, Finance and Chief Financial Officer of the Company. Prior to this appointment, Mr. Bromley held the position of Chief Financial Officer of the Company's wholly owned subsidiary, SunRich Food Group, Inc.

      Toronto Stock Exchange Listing

      On November 6, 2001, the Company's common shares commenced trading on the Toronto Stock Exchange (TSE) under the symbol "SOY". The Company's common shares also continue to trade on the Nasdaq Smallcap market tier of the Nasdaq Stock Market under the symbol "STKL". The Company added the TSE listing to better serve its Canadian based shareholders and to better represent the Company to the Canadian business market.

      Developments at SunRich Food Group, Inc.

      Acquisition in 2001 - Jenkins & Gournoe, Inc.

      In February, 2001, the Company's wholly owned subsidiary, SunRich Food Group, Inc. acquired 100% of the common shares of Jenkins & Gournoe, Inc. (First Light Foods), a private Illinois company that owns certain soy trademarks including Soy-Um and Rice-Um that are licenced under an agreement to a major California based food retailer who purchases finished product from First Light Foods. The purchase price was approximately $3,000,000 plus certain contingent consideration. The fair value of the assets acquired consists primarily of trademarks of $4,000,000 less future tax liabilities of $1,000,000.

      The acquisition of First Light Foods complements the SunRich Food Group's strategy of becoming a vertically integrated group - from seed to merchandisable products of soymilk. Sales for this profitable company are


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  21                September 30, 2001 10-Q
      running at approximately US $11,000,000 per annum. First Light Foods operations are included for 242 days in 2001 and its net assets are included in the September 30, 2001 balance sheet.

      SunRich, Inc. has realized a record nine months on both a revenue and earnings basis as a result of improved product mix and related margins, the acquisition of First light Foods and reduced marketing costs.

      Northern Food and Dairy, Inc. revenues declined in the second quarter of 2001, but have improved significantly in the third quarter and the outlook remains quite positive going forward. Northern commenced production at its' Wyoming processing facility in September 2001. This plant allows Northern to increase total production and better serve its customers needs for Western US distribution. The Company has also announced its intention to double the capacity of this plant in early 2002.

      Nordic has incurred significant start-up losses in the first nine months of 2001 as a result of ongoing production problems. As a result of significant volume increases and improved manufacturing capabilities. Nordic is expected to be profitable by the end of the fourth quarter of 2001.

      The Company also announced that it intends to build a third plant in Eastern North America early in 2002 in order to meet the demand for production in this region.

      Developments at the Environmental Industrial Group

      Acquisition of Virginia Materials & Supplies, Inc. and 51% of International Materials and Supplies, Inc.

      On October 31, 2001, the Company completed the acquisition of the business and certain assets of privately held Virginia Materials & Supplies, Inc. ("Virginia Materials") of Norfolk, Virginia. In addition, the Company purchased a 51% interest in International Materials & Supplies, Inc. ("International Materials") located south of Plattsburgh, New York. The purchase price including associated legal, accounting and acquisition costs was approximately US $1,835,000.

      Both Virginia Materials and International Materials are profitable companies with combined sales of approximately US $8.0 million. The Company has retained the services of the current management of both acquired companies.

      Virginia Materials is a supplier of abrasives to the shipbuilding and repair industry, in particular to the Newport News Shipyard and also to the bridge repair and roofing granular markets. It has a production facility located in Norfolk, Virginia and a second plant is scheduled to open shortly in Baltimore, Maryland. Virginia Materials also recycles spent abrasives, which are used in the production of Portland cement and converts aluminum smelting waste into a roofing and abrasive product.

      International Materials produces industrial garnets as a by-product from a mining operation and processes these garnets for sale to the water filtration, water jet cutting and abrasives markets.

      The acquisition of these businesses complements the Company's environmental industrial group as it broadens both the current abrasive and filtration product lines and expands the Company's customer base. The Eastern US seaboard and New York locations of these acquired assets link the Company's existing plant facilities in Louisiana and Waterdown/Hamilton for optimum supply and production.

      As the acquisition of these two companies was completed after September 30, 2001, the assets acquired will be included in the Company's balance sheet starting October 31, 2001 and the operating results for the months of November and December 2001 will be included in the Company's final 2001 results.

      The Environmental Industrial Group's aggregates blasting business has secured significant sales contracts for supply of the aggregate materials for most of the major bridges in the City of New York, the Holland Tunnel and 45 bridges in Michigan, however a number of the New York contracts have been delayed due to the September 11th tragedy. Sales of garnets from China continue to expand with the appointment of three new distributors.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  22                September 30, 2001 10-Q

      Significant new markets are being penetrated in 2001 in the water filtration and golf sand trap markets as a result of having a raw material source acquired in the Temisca acquisition. The worldwide shortage of zircon has resulted in significant price increases, which has benefited current inventory balances and margins.

      During the period, the Environmental Industrial Group successfully achieved ISO9002 registration for its Hamilton plant operations.

      During the period, the Temisca sales functions were integrated with the BEI/PECAL national sales force resulting in a growth in sales. The financial systems were fully integrated in the second quarter of 2001.

      The Environmental Industrial Group has been profitable each month during the three quarters of 2001, however earnings were affected by two bad debts of foreign controlled customers. The foundry and steel business have slowed in the second and third quarter with a commensurate slowdown in this Group's sales, however business remains strong and costs are being carefully controlled.

      Developments in the Steam Explosion Technology Group

      During 2001, activities in the steam explosion group have focused on supporting Pacitec Inc. (Pacitec) to market the Company's proprietary pulping systems in China. Pacitec acquired certain exclusive marketing rights for China under an agreement signed in August 1999.

      In conjunction with Pacitec, the Company is pursuing three separate opportunities for system sales.

      In the third quarter, straw from a client in China was processed at the Company's Norval pilot plant. The resulting samples were forwarded to the client for evaluation.

      Securing the first system sale contract to China remains subject to several factors including client financing and approval of various government authorities in China.

      The Operations for the nine months to September 30, 2001 compared with the Operations for the nine months of 2000

      Results of operations

      Revenues in the first nine months of 2001 increased by 49% to $105,142,000 from $70,448,000 in 2000 and the Company's net earnings for the first nine months of 2001 were $1,119,000 or $0.04 per common share compared to $3,271,000 or $0.15 per share for the nine months ended September 30, 2000.

      Revenues in the third quarter ended September 30, 2001 increased by 46% to $36,481,000 from $25,007,000 in 2000 and the Company's net earnings for the third quarter of 2001 were $248,000 or $0.01 per common share compared to $1,753,000 or $0.08 per share in the third quarter of 2000.

      Revenues have increased due to the inclusion of the revenues from companies acquired over the past year that were not owned by the Company in the first nine months of 2000; specifically Northern, Nordic, First Light Foods and Temisca. The decrease in earnings in the nine months of 2001 compared to 2000 is due to pre tax losses on Nordic's operations of $2,260,000. The Company expects that Nordic will become profitable during the fourth quarter of 2001.

      Revenues in the first nine months of 2001 from SunRich Food Group operations were $81,939,000 (2000 - $46,392,000). Environmental Industrial Group's 2001 sales to date were $22,722,000 (2000 - $23,276,000) and Steam
      Explosion and Corporate sales in 2001 to date were $481,000 (2000 - $780,000).


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  23                September 30, 2001 10-Q

      Cost of sales increased to $90,353,000 for the first nine months of 2001 compared to $59,647,000 for the 2000. Cost of sales in the nine months of 2001 attributable to the Environmental Industrial Group segment were $18,890,000 (2000 - $19,182,000), and the SunRich Food Group, cost of sales were $71,370,000 (2000 - $40,393,000). Steam Explosion division costs of sales were $93,000 (2000 - $72,000), which primarily relates to standard amortization charges.

      The Company's consolidated gross margin decreased to 14.1% for the nine months to September 30, 2001 compared to 15.3% in 2000 due principally to a negative gross margin of $1,195,000 resulting from Nordic's operating losses. Without these costs of Nordic, which were not in the comparative 2000 margin, the Company's 2001 margin would have increased to 15.2% from 14.1%, comparable to 2000 margins of 15.3%.

      Research and development costs, principally related to steam explosion division as well as applied research done in the SunRich Food Group was $372,000 in the nine months to September 30, 2001 (2000 - $362,000).

      Administration, market development and demonstration expenditures increased in the nine months to September 30, 2001 to $10,444,000 compared to $6,857,000 for the period ended September 30, 2000. The principal reason for the increase in these expenses results from the inclusion of the acquired companies: Northern on September 15, 2000, Nordic in August, 2000, Temisca in November, 2000 and First Light Foods in February, 2001 and as well as one additional month of PECAL's administrative expenses in 2001 compared to 2000; increased corporate costs related to the retention of an investor relations firm starting in the fall of 2000 and the increased costs of administering a larger company.

      In addition, commencing in June 2001, the Company began the study and subsequent development of a Canadian based organic and natural foods business. The Company expects to commence active operations early in fiscal 2002. At September 30, 2001, the Company has expensed $60,000 of study related costs, which are, included as corporate administrative expenses.

      The Company has also entered into the study and analysis of a European based soy business. At September 2001 the Company has expensed $177,000 of the third party consultant and related costs and these are included in the SunRich Food Group administrative costs.

      In the first nine months of 2001, SunRich Food Group's administration costs were $6,799,000 (2000 - $4,174,000); Environmental Industrial Group's operations accounted for $2,111,000 of the administration costs (2000 - $1,505,000) and steam explosion marketing and demonstration and corporate administration expenses were $1,534,000 (2000 - $1,178,000).

      Amortization of patents, trademarks, licences, pre-operating costs and goodwill increased to $988,000 in the first nine months of 2001, compared to $256,000 in the comparable period in 2000 due principally to the additional amortization of the goodwill from the acquisitions completed over the past year. In addition the Company deferred $768,000 of pre-operating costs at December 31, 2000 related to Nordic, which is comprised of the portion of the operating losses from April to December 31, 2000 that were related to the pre-operating phase of the plant. This amount will be written off equally over 36 months and $192,000 of these deferred costs was amortized in the first nine months of 2001. US readers should note that the $768,000 of pre-operating costs was expensed under US GAAP in 2000 and the $192,000 in amortization expensed under Canadian GAAP in the first nine months of 2001 would not be recorded under US GAAP.

      For the nine months ended September 30, 2001 operating earnings were $2,985,000 compared to $3,326,000 in the same period in 2000, even after absorbing $1,914,000 (2000 - $279,000) of operating losses resulting from Nordic's operations. Operating earnings for the nine months of 2001, without the Nordic losses, would have improved by 64% to $4,899,000 from the operating earnings reported. (2000 - $3,605,000).

      Interest on long-term debt and other interest increased to $2,240,000 in the nine months to September 30, 2001 from $467,000 in the same period of 2000, due principally to the acquisition of Northern and Nordic and the existing debt instruments into the SunRich Food Group in August and September 2000.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  24                September 30, 2001 10-Q

      Interest and other income increased to $568,000 in the first nine months of 2001 from $79,000 in the same period in 2000 due to imputed interest earned on the note receivable and interest earned on cash received from the private placements.

      The foreign exchange gain of $535,000 (2000 - $68,000) principally arises from unrealized foreign exchange gains on corporate cash held in US $ related to the private placement funds received in the second and third quarters.

      The share of losses of equity accounted investees of $30,000 in the first nine months of 2001 (2000 - $36,000) and dilution gain of $nil (2000 - $140,000) is related to the Company's 32% equity investment in Easton Minerals Ltd.

      Income before taxes decreased to $1,804,000 in 2001 compared to $3,088,000 for the first nine months of 2000 principally due to the pre-tax loss of Nordic of $2,260,000. Without this loss from Nordic, the Company's pre-tax earnings would have improved to $4,064,000 due to the contribution of the acquired companies during the period.

      The Company's income before taxes for the third quarter decreased to $519,000 for the period of July 1- September 30, 2001 compared to $1,484,000 in the comparable period of 2000, largely due to Nordic's pre-tax loss before taxes.

      During the year the Company received a $135,000 tax refund related to a reassessment of an acquired company's 1998 income taxes. Effective January 2, 2001, the Company restructured the US operations which allows the US companies to file consolidated tax returns and therefore the SunRich Food Group, Inc. has recognized the benefits of the Nordic's operating losses incurred in the nine month period ended September 30, 2001.

      Net earnings of $1,119,000 were reported for the nine months of 2001 compared to $3,271,000 in the nine months of 2000, resulting in an earnings per share of $0.04 in 2001 on an average number of shares of 30,569,000 compared to an earnings per share of $0.15 in 2000 on an average number of shares of 21,268,000. The year to date loss of Nordic negatively impacted earnings by $1,356,000 or $0.04 per common share after tax. A large part of this decrease is also due to the Company's taxes on earnings in the nine months of 2001 being $685,000 or 38% compared to a recovery of $183,000 or (6%) in 2000, due to the 2000 tax provision including the recognition of the benefit of the previously unrecognized Canadian tax loss carry-forwards.

      As a result of the Nordic losses, net earnings of $248,000 result from the third quarter compared to $1,753,000 in 2000. In addition to the decreased operating earnings as a result of the Nordic losses, this decrease is also directly connected to the fact that $271,000 or 52% of tax was provided against Q-3 2001 income compared to a recovery of $269,000 or (18)% against 2000 income due to the 2000 tax provision including the recognition of the benefit of the previously unrecognized Canadian tax loss carry-forwards.

      Segmented Operations Information

      The SunRich Food Group

      The SunRich Food Group contributed 78% or $81,939,000 of the $105,142,000 in consolidated revenues in the first nine months. (2000 - $46,392,000 or 66% of consolidated sales). For the nine months ended September 30, 2001, SunRich, which now includes First Light Foods, sales were $52,556,000 (2000 - 45,345,000); Northern sales were $25,499,000 (2000 - $1,047,000), and Nordic's were $3,884,000 (2000 - nil).

      The SunRich Food Group's cost of sales in the first nine months of 2001 was $71,370,000 (2000 - $40,393,000). The SunRich Food Group's margin in the first nine months of 2001 was 13% (2000 - 13%). The addition of higher margin businesses acquired during the year is offset by Nordic's negative gross margin in the year of $1,195,000. (2000 - $nil).


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  25                September 30, 2001 10-Q

      In the first nine months of 2001, the SunRich Food Group's administration costs were $6,799,000 (2000 - $4,174,000). The increase in administrative costs is due to additional administration costs of the newly acquired companies in the Group; Northern; Nordic and First Light Foods.

      Pre-tax earnings of the SunRich Food Group were $1,375,000 (2000 - $1,511,000). While the net earnings of the Group have increased due to the addition of Northern and First Light Foods in 2001 compared to 2000, the net earnings of the SunRich Food Group were significantly impacted by the pre-tax tax loss from the Nordic operations, which totaled $2,260,000 (2000 - $279,000) in the period. The Company expects Nordic to become profitable by the end of the fourth quarter.

      As a result of a corporate restructuring in the US companies, the benefit of tax losses of Nordic in the first nine months have been offset against the tax provisions of the profitable companies in the Sunrich Food Group; Northern, SunRich and First Light Foods. As a result, a tax provision of $433,000 (2000 - $570,000) was recorded on consolidated US earnings in the period.

      Environmental Industrial Group

      The Environmental Industrial Group contributed 22% or $22,722,000 of the nine months of 2001 consolidated revenues (2000 - $23,276,000). The decrease is due to a general slow down in the automotive and heavy industrial industries that this Group sells to due to general economic conditions as well as specific sale cancellations and delays associated with the tragedy of September 11, 2001. In addition, some of the decrease is related to the Group's decision to exit long-term low margin supply arrangements, offset by additional revenues contributed by Temisca in Q-3 of 2001 over 2000 as they were acquired in November of 2000.

      Cost of sales in the first nine months of 2001 for the Environmental Industrial Group was $18,890,000 (2000 - $19,182,000). The Environmental Industrial Group's margin decreased to 16.9% in the first nine months of 2001 (2000 - 17.6%). The decrease in margins in 2001 compared to 2000 is due to fewer higher margin products being sold in 2001 compared to 2000 due to supply difficulties, as slow downs in the steel and foundry industries due to general economic uncertainty and a slow down of shipments of abrasives to New York City for bridge work following the September 11, 2001 tragedy.

      The Environmental Industrial Group's operations accounted for $2,111,000 of consolidated administration costs (2000 - $1,505,000). The 40% increase in these costs is due to the addition of three salesmen, the addition of the Temisca administrative staff, the retention of certain administration staff from the PECAL acquisition to create a new customer service function for the Environmental Industrial Group and the costs of running a larger Group with more locations.

      The lower sales, lower margins and increased administration costs has resulted in pre-tax earnings from operations of the Environmental Industrial Group being $1,283,000 to September 30, 2001 compared to $2,521,000 in 2000.

      Steam Explosion Technology Group and Corporate Activities

      Revenue of $481,000 was derived from the Steam Explosion Technology Group and corporate activities to September 30, 2001 (2000 - $780,000) and is related mainly to license fees and private industry projects.

      The Group's cost of sales in the period was $93,000 (2000 - $72,000), which primarily relates to standard amortization charges. Steam Explosion Technology Group and corporate margins fluctuate significantly due to the nature of the revenues in this Group. Marketing, demonstration and corporate administration expenses in the first nine months of 2001 were $1,534,000 (2000 - $1,178,000). The increase in these costs was due to more aggressive investor relations' activities, the increased costs of insurance, salaries and other costs of operating a larger public company.

      The pre-tax loss from operations of $854,000 (2000 - ($944,000)) has decreased due to a large unrealized foreign exchange gain on US cash balances held at corporate office related to the US funds received from private placements earlier in the year.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  26                September 30, 2001 10-Q

      Liquidity and capital resources at September 30, 2001

      Cash and cash equivalents of $11,696,000 results from the cash balances of $13,489,000 at corporate office remaining from the private placement of common shares offset by amounts drawn on the Canadian line of credit of $2,494,000 with the ability of offset and cash of $701,000 in the Sunrich Food Group.

      From the proceeds of the three private placements, the Company has repaid a US $1,000,000 corporate loan that was drawn in 2000 to provide working capital to Northern Food and Dairy, Inc. The Company also transferred US $1,995,000 up to September 30, 2001 to the SunRich Food Group, Inc. to fund the Wyoming soy plant expansion; to replace funds used in the start up of Nordic, the Company's aseptic packaging company and improve its working capital. The remaining proceeds will be used for working capital as needed and for future business acquisitions.

      Restricted cash of $417,000 (December 31, 2000 - nil) is US $264,000 in cash that is held on deposit with Nordic's lender as part of security provided under terms of the lending agreement.

      Trade accounts receivable increased to $17,696,000 at September 30, 2001 from $13,111,000 at December 31, 2000 due the increase in sales in the third quarter of 2001 compared to the third quarter of 2000. Trade receivables at September 30, 2001 related to the Environmental Industrial Group's operations were $5,361,000 (December 31, 2000 - $4,836,000);
      SunRich Food Group's operations receivables were $12,127,000 at September 30, 2001 (December 31, 2000 - $8,250,000) and general corporate activities and Steam Explosion were $208,000 (December 31, 2000 - $25,000).

      The note receivable totalling $4,091,000 at September 30, 2001 (December 31, 2000 - $5,186,000) and the other long-term payable of $1,803,000
      (December 31, 2000 - $1,651,000) are related to an agreement with a major European based company. In the three quarters of 2001, Northern has received payments of $1,653,000 on the note receivable.

      Inventories were comparable at $15,224,000 at September 30, 2001 (December 31, 2000 - $15,290,000). First Light Foods and the Steam Explosion business do not carry an inventory balance.

      Future income tax assets of $961,000 at September 30, 2001 ($954,000 - December 31, 2000) consist principally of the benefit of Canadian tax losses and scientific research expenditures recorded by the Canadian entity.

      In the first nine months of 2001, $3,960,000 was spent on capital additions throughout the Company for scheduled and budgeted machinery and equipment improvements and the construction of the Star Valley facility in Afton, Wyoming, which started up in September 2001.

      The Company has agreed to a US $2,400,000 operating lease that relates to certain manufacturing and processing equipment that will be installed between now and March 2002 in the SunRich Food Group.

      Investments increased to $394,000 at September 30, 2001 from $382,000 at December 31, 2000 due primarily to the equity loss on Easton of $30,000 (2000 - $36,000) offset by cash advances of $42,000 (2000 - $6,000).

      The Company deferred $768,000 of pre-operating costs in 2000 related to Nordic, and as previously discussed, expensed $192,000 of these costs in the first nine months of 2001, resulting in a net balance of $576,000 at September 30, 2001.

      Goodwill decreased to $11,017,000 at September 30, 2001 from $11,231,000 at December 31, 2000 due to amortization of goodwill on the acquisitions of Northern, SunRich, PECAL, Nordic and BEI offset by currency fluctuations.

      Patents, trademarks, licences and other assets has increased to $4,431,000 at September 30, 2001 from $432,000 at December 31, 2000 due to the addition of trademarks acquired in the First Light Foods acquisition of approximately $4,000,000 (which is being amortized over 20 years on a straight line basis), offset by the amortization of existing patents and other assets.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  27                September 30, 2001 10-Q

      Accounts payable and accrued liabilities are comparable at $18,508,000 at September 30, 2001 compared to $19,359,000 at December 31, 2000.

      Customer deposits decreased to $103,000 at September 30, 2001 versus $1,262,000 at December 31, 2000. This balance fluctuates on a seasonal basis and relates to cash deposits made by SunRich customers in late 2000 for year 2001 purchases. Revenue is booked on these transactions when the goods are shipped.

      Lines of credit

      The Company has total available lines of credit of $10,614,000, comprised of $4,300,000 in two Canadian facilities and two US lines comprising US $4,000,000 in facilities. The increase in the use of lines of credit from $3,405,000 at December 31, 2000 to $7,274,000 at September 30, 2001 is
      principally due to the nature of the SunRich business. SunRich has increased their line of credit to US $2,896,000 at September 30, 2001 compared to US $900,000 at December 31, 2000. This increase in bank indebtedness is a seasonal occurrence and relates primarily to deposits normally received from customers late in the calendar year for future agronomy inputs, which decrease the line of credit at year-end from its normal level. Also, during 2001, SunRich has funded capital expenditures related to improvements to their conditioning plant of approximately US $850,000 from the line of credit.

      The Company is currently perusing options to consolidate its US banking. As part of this strategy the SunRich Food Group is currently considering a line of credit of up to US $5,000,000 to replace US $3,000,000 of the US $4,000,000 in line of credit. The US $5,000,000 line of credit for the entire SunRich Food Group is subject to completion of the lender's due diligence on the security being provided. The Company expects new arrangements to be completed during the fourth quarter.

      In addition to the above cash draws against the lines of credit, at September 30, 2001 - $962,000 (December 31, 2000 - $900,000) was drawn against the $4,000,000 Canadian facility for a letter of credit to the Ontario Ministry of the Environment and Energy for the Certificate of Approval, to three key suppliers and for security on the Louisiana lease. There are no amounts drawn against the US lines for letters of credit as at September 30, 2001.

      Long term-debt

      Long-term debt, current and long-term portions combined, total $29,423,000 at September 30, 2001 compared to $31,555,000 at December 31, 2000. The decrease in the long-term debt is due to scheduled repayments and the repayment of the corporate loan of $1,500,000, offset by a new loan issued as part of the consideration paid for First Light Foods.

      The new loan is for US $700,000 and is to be repaid quarterly in principal payments of US $87,500 plus interest at US Prime.

      Substantially all of the Company's assets are pledged as collateral under various lending agreements, with the exception of the real property at Stake's corporate offices in Norval and physical assets in Louisiana.

      The SunRich Food Group and certain of its subsidiary companies have co-guaranteed a bank loan payable by the Group's wholly owned subsidiary, Nordic of $4,938,000 (December 31, 2000 - $5,286,000). The loan contains restrictive financial covenants for the SunRich Food Group and certain subsidiaries. As at December 31, 2000 and March 31, 2001, Nordic was not in compliance with certain of the financial covenants.

      On April 12, 2001, the Company entered into an agreement with the lender whereby the lender agreed to forebear taking action (if any), until April 15, 2002, with respect to the various covenant breaches, which existed at December 31, 2000 and March 31, 2001. As part of the agreement, the Company renegotiated the financial covenants of the bank loan payable and agreed to maintain US $264,000 on deposit with the lender. This deposit has been included in restricted cash on the balance sheet of the Company at September 30, 2001.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  28                September 30, 2001 10-Q

      As at September 30, 2001, the Company was not in compliance with certain covenants of the above referenced forbearance agreement. As a result, the Company has entered into an agreement with the lender whereby the lender will waive the covenant breach as at September 30, 2001 in return for a payment of US $1,000,000 to be applied against the principal balance of the loan. Regular payments will continue as per the normal terms of the loan agreement, with the remaining balance due and payable on October 1, 2002.

      In connection with agreement to pay US $1,000,000 on the above referenced loan, the Company has entered into an agreement with a director/shareholder to issue a note payable for US $1,000,000 bearing interest at 6%, interest payable monthly, with the balance due January 31, 2003.

      The Company considers its relationship with its principal Canadian bankers and the various SunRich Food Group bankers in the US to be satisfactory.

      The Company believes that the cash to be generated from operations in 2001, its available lines of credit and its ability to secure additional working capital financing through an increased US line of credit in hand with current cash resulting from the private placement of common shares is sufficient for the Company's operations during 2001.

      Other long-term liabilities

      The long-term future tax liability of $3,224,000 (December 31, 2000 - $1,508,000) has increased principally due to the recording of a future tax liability related to the trademarks acquired in the First Light Food acquisition.

      The short-term portion of the preference shares in subsidiary companies decreased to $248,000 at September 30, 2001 compared to $387,000 at December 31, 2000 due to $168,000 in preference shares being redeemed or purchased in the year to date. The remaining balance is due when Temisca achieves certain profit and balance sheet stability tests which management anticipates may be achieved during fiscal 2001 as well as the scheduled yearly payments for the preference shares related to the purchase of land in the BEI acquisition.

      Cash flow

      Cash flow provided by operations before working capital changes for the nine months ended September 30, 2001 increased by $1,145,000 to $5,502,000 (2000 - $4,357,000). This was principally due to an increase in amortization up to $4,289,000 in the period (2000 - $1,785,000), due in most part to the larger capital base of the Company as a result of the acquisitions over the past year, offsetting the lower earnings of $1,119,000 for the nine months ended September 30, 2001 (2000 - $3,271,000). Cash flow used by operations after working capital changes was lower by $2,199,000 resulting in cash used of $2,356,000 compared to cash used of $157,000 to September 30, 2000; due to the use of cash to improve working capital balances during the period. Cash flow provided by operations before working capital changes for the third quarter representing the period of July 1 - September 30, 2001 decreased by $38,000 to $1,984,000 (Q-3 2000 - $2,022,000) due principally to the increase in amortization to $1,617,000 for Q-3 2001 compared to $920,000 in Q-3 2000, due in most part to the larger capital base of the Company as a result of acquisitions over the past year.

      Cash used in investment activities decreased to $3,269,000 in the nine months to September 30, 2001, (2000 - $8,224,000). In 2001, investment activities were related to the acquisition of certain property plant and equipment of $3,960,000 (2000 - $3,544,000), the cash component of the First Light Foods acquisition and $417,000 of cash used as a deposit in respect of the Nordic term debt offset by funds received on the note receivable. In 2000, cash of $4,508,000 was used to acquire PECAL, which is now part of the Environmental Industrial Group, $3,544,000 was expended on certain property, plant and equipment and cash of $488,000 was used to acquire Nordic and Northern.

      Cash provided by investment activities increased to $799,000 for the third quarter of 2001 compared to a use of cash for investment activities of $3,650,000 in the third quarter of 2000. In the third quarter of 2001 the provision of cash is due to the release of cash in the quarter of $1,799,000 (Q-3 2000 - $nil) that was held in


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  29                September 30, 2001 10-Q
      restricted cash at June 30, 2001 related to certain conditions of one of the private placements, offsetting capital expenditures of $1,516,000 in the third quarter of 2001 (Q-3 2000- $3,212,000).

      Cash provided by financing activities was $16,338,000 for the nine months of 2001 (2000 - $6,535,000). The increase is largely due to the issuance of common shares primarily related to the three private placements completed during the year which provided $18,367,000 (2000 - $479,000), offset by larger repayments of long-term debt in 2001 of $4,490,000 (2000
      - $723,000) and lower borrowings under new debt and lines of credit which totalled $2,629,000 in 2001 compared to $5,490,000 for the nine months ended September 30, 2000. In 2000, the additional debt acquired was substantially connected to the acquisition of PECAL in the first quarter of 2000, which is now part of the Environmental Industrial Group.

      Cash provided by financing activities in the third quarter was $8,631,000 compared to $2,843,000 for the three months ended September 30, 2001. The increase is largely due to the issuance of common shares from private placements completed in the third quarter, which provided $8,841,000 (Q-3 2000-$113,000 from the exercise of options).

      Item 3 -

      Quantitative and Qualitative Disclosures about Market Risk

      Interest rate risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

      Debt in both fixed rate and floating rate interest carry varying degrees of interest rate risk. Fixed rate debt may have their fair market value adversely impacted due to a rise in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate securities generally are subject to less interest rate risk than fixed rate securities. As of September 30, 2001, the weighted average interest rate of the fixed rate debt was 9%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of the total fixed rate debt could decrease (increase) by approximately $235,000.

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

      A 10% movement in the levels of foreign currency exchange rates against the Canadian dollar with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $2,439,000. A 10% movement in favour of the Canadian dollar with all other variables held constant would result in an increase in the fair value of the Company's financial instructions by $2,439,000.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  30                September 30, 2001 10-Q

      Commodity risk

      The SunRich Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that counterparty to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. As at September 30, 2001, the quantity of grain was not significant and therefore a change in the market price would not have a material impact.

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

      In addition, this former director has claimed that the Montreal distribution facility that the Environmental Industrial Group leases from the former director needs significant repairs. This lawsuit will be eliminated if the Company purchases this facility. Final surveys are being completed and this transaction is expected to be completed by mid November 2001. The Company has determined that it is connected to the first matter, and the Company and its legal counsel believe the claim is without merit as to the full extent of the claim. It cannot be determined if there will be any recovery by the Company at this time or if there will be an additional loss to the Company, and no provision has been made in the Company's financial statements in respect of these matters.

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

      Item 2. Changes in securities and use of proceeds

      In February 2001, the Company issued to the shareholders of Jenkins and Gournoe, Inc., which operate under the name First Light Foods, 833,333 of its common shares as a component of the purchase price for 100% of the common stock of Jenkins and Gournoe. In addition, the Company also issued 35,000 warrants to acquire common shares of the Company, which are exercisable at US $1.70 per share for a five - year period ending February 2006. Up to an additional 140,000 warrants to acquire common shares of the Company may be issued prior to February 2006 if First Light Foods achieves certain pre determined gross profit targets. The exercise price for these warrants, if issued, will be the market price of the Company's common shares at the time the warrants are issued. The warrants will have a term of five years from the date of issue. See note 3 to the Financial Statements for further information.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  31                September 30, 2001 10-Q

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

      The Company entered into an agreement on May 18, 2001, which closed on June 8, 2001 for the private placement, outside of the United States of 2,400,000 units at US $2.00 per unit. Each unit consisted of one common share plus a warrant to purchase one-half of a common share. As a result, the Company issued 2,400,000 common shares and 1,200,000 whole warrants which are exercisable at US $2.40 to purchase 1,200,000 common shares until March 31, 2004. In addition to commission, the agent was granted a compensation warrant, exercisable until June 8, 2003, to purchase 144,000 option units at the US $2.00 per unit sale price. Each option unit is comprised of one common share plus a warrant to purchase one-half a common share. As a result, the Company issued 144,000 common shares and 72,000 whole warrants which are exercisable at US $2.40 to purchase 72,000 common shares until March 31, 2004. The net proceeds of this transaction were US $4,375,000 after associated commission, legal and other related costs.

      The Company entered into an agreement, which closed September 28, 2001 for the private placement, of 3,000,000 units at US $2.00 per unit. Each unit consisted of one common share plus a warrant to purchase three quarters of a common share. As a result, the Company issued 3,000,000 common shares and 2,250,000 whole warrants which are exercisable at US $2.40 to purchase 2,250,000 common shares until September 30, 2004.

      The Company's agent on this transaction was paid a cash commission and was granted a compensation warrant, exercisable until September 28, 2003 to purchase 150,000 option units at US $2.00 per unit. Each option unit is comprised of one common share plus a warrant to purchase one-half a common share. As a result, the Company may issue 150,000 common shares and 112,500 whole warrants which are exercisable at US $2.40 to purchase 72,000 common shares until September 30, 2004.

      The net proceeds of this transaction were approximately US $5,650,000 after associated commission, legal and other related costs.

      From the proceeds of these placements, the Company has repaid a US $1,000,000 corporate loan that was drawn in 2000 to provide working capital at to Northern Food and Dairy, Inc. The Company also transferred US $1,995,000 up to September 30, 2000 and a further US $560,000 subsequent to September 30, 2001 to the SunRich Food Group, Inc. to fund the Wyoming soy plant expansion; to replace funds used in the start up of Nordic, the Company's aseptic packaging company and improve the Group's working capital. Also subsequent to September 30, 2001, the Company repaid lines of credit totalling $1,755,000, and paid the purchase price on closing of $2,757,000 for the assets of Virginia Materials and Supplies, Inc. and 51% of Industrial Material and Supplies, Inc. The remaining proceeds will be used for working capital as needed and for future business acquisitions

      As of the November 1, 2001 Stake has 36,827,828 Common Shares outstanding, and 7,092,074 additional common shares are reserved for issuance and are detailed as follows:

            1) Warrants to purchase 500,000 shares exercisable at US $1.50 expiring September 15, 2005 from the acquisition of Northern;
            2) Warrants to purchase 35,000 shares exercisable at US $1.70 expiring February 28, 2006 from the acquisition of Jenkins & Gournoe Inc.;
            3) Warrants to purchase 705,749 shares exercisable at US $1.75 expiring March 31, 2004 from the private placement completed on April 18, 2001;
            4) Warrants to purchase 1,200,000 shares exercisable at US $2.40 expiring March 31, 2004 from the private placement completed on June 8, 2001;
            5) Option to acquire 144,000 shares which may be acquired by the agent under the terms of the May 18, 2001 private placement agreement which was completed June 8, 2001 at US $2.00 until June 8, 2003;


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  32                September 30, 2001 10-Q

            6) Warrants to purchase 72,000 shares, which may be acquired by the agent under the terms of the May 18, 2001 private placement agreement, which closed on June 8, 2003, if the 144,000 options (noted above in 5) are exercised. The warrants to purchase 72,000 shares are exercisable at US $2.40 expiring March 31, 2004;
            7) Warrants to purchase 2,250,000 shares exercisable at US $2.40 expiring September 30, 2004 from the private placement completed on September 28, 2001;
            8) Option to acquire 150,000 shares which may be acquired by the agent under the terms of the September 28, 2001 private placement agreement at US $2.00 until September 28, 2003;
            9) Warrants to purchase 112,500 shares, which may be acquired by the agent under the terms of the September 28, 2001 private placement agreement if the 150,000 options (noted above in 8) are exercised. The warrants to purchase 112,500 shares are exercisable at US $2.40 expiring September 30, 2004; and
            10) Options to acquire 1,922,825 shares previously granted to employees, directors and consultants under various company stock option plans.

Item 3. Defaults on senior securities

Not applicable

Item 4. Submission of matters to a vote of security holders

Not applicable

Item 5. Other

Not applicable

Item 6. Exhibits and reports on Form 8-K

(a)   Exhibits- Not applicable

(b) Reports on Form 8-K - No current report on Form 8-K was filed by the Company during the nine month period ended September 30, 2001


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  33                September 30, 2001 10-Q

      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  STAKE TECHNOLOGY LTD.


                                                  /s/ Steve Bromley

Date November 7, 2001                             Stake Technology Ltd.
     ----------------                             by Steve Bromley
                                                  Vice President - Finance
                                                  & Chief Financial Officer


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  34                September 30, 2001 10-Q