Form 10-K405
period 2001-12-31
STAKE TECHNOLOGY LTD
filed 2002-04-01
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                           Commission File No. 0-9989

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

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes |X| No |_|

Revenue for the year ended December 31, 2001: CDN $143,069,000

At March 8, 2002 the registrant had outstanding 41,129,328 common shares, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was US$76,136,543. The Company's common shares traded on Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol STKL and on November 6, 2001 the Company listed on the Toronto Stock Exchange under the symbol SOY.

There are 58 pages in the December 31, 2001 10-K including this page and the index after the cover page.


--------------------------------------------------------------------------------
Stake Technology Ltd.                                   December 31, 2001 - 10-K

STAKE TECHNOLOGY LTD.

--------------------

Table of Contents

-------------------

FORM 10-K                                                                   Page
                                                                            ----

PART I

Item 1.    Business............................................................4
Item 2.    Properties.........................................................20
Item 3     Legal Proceedings..................................................20
Item 4.    Submission of Matters to a Vote of Security Holders................21

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................22
Item 6     Selected Financial Data............................................25
Item 7.    Management's Discussion and Analysis of Financial Conditions
           and Results of Operations..........................................26
Item 7A    Quantitative and Qualitative Disclosures about Market Risk.........37
Item 8     Financial Statements and Supplementary Data........................38
Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...........................................38

PART III

Item 10.   Directors and Executive Officers of the Registrant.................39
Item 11.   Executive Compensation.............................................50
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....53
Item 13.   Certain Relationships and Related Transactions.....................53

PART IV
Item 14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K...55
Index to Financial Statements................................................F-1


--------------------------------------------------------------------------------
Stake Technology Ltd.                 ii                December 31, 2001 - 10-K

Currency Presentation

All dollar amounts herein are expressed in Canadian dollars. Amounts expressed in United States dollars are preceded by the symbols "US$". On March 8, 2002, the noon buying rate, in New York City for cable transfers in Canadian dollars for customs purposes by the Federal Reserve Bank of New York was US$0.6306 for $1.00 Canadian.

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

=========================================================================================================
RATES                1997            1998             1999            2000             2001
---------------------------------------------------------------------------------------------------------
Last Day (1)         $0.6999         $0.6530          $0.693          $0.6666          $0.6279

---------------------------------------------------------------------------------------------------------
Average (2)          $0.7221         $0.6712          $0.673          $0.6733          $0.6457

---------------------------------------------------------------------------------------------------------
High (3)             $0.7467         $0.7045          $0.6537         $0.6973          $0.6711

---------------------------------------------------------------------------------------------------------
Low (3)              $0.6945         $0.6382          $0.693          $0.6413          $0.6230

=========================================================================================================

Note Regarding Forward-Looking Financial Information

Certain statements included herein may constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to references to business strategies, competitive strengths, goals, capital expenditure plans, business and operational growth plans and references to the future growth of the business. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its interpretation of current conditions, historical trends and expected future developments as well as other factors that the Company believes are appropriate in the circumstance.

However, whether actual results and developments will agree with expectations and predications of the Company is subject to many risks and uncertainties including, but not limited to; general economic, business or market risk conditions; competitive actions by other companies; changes in laws or regulations or policies of local governments, provinces and states as well as the governments of United States and Canada; many of which are beyond the control of the Company. Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  3                December 31, 2001 - 10-K

PART I

Item 1. Business

Overview

Stake Technology Ltd. ("Stake" or the "Company") operates in three principal businesses; (1) natural food product sourcing, processing, and packaging, (2) processing, distribution and recycling of environmentally responsible aggregate products and (3) engineering and marketing of a clean pulping system using patented steam explosion technology.

The Company was incorporated under the laws of Canada on November 13, 1973. The principal executive offices are located at 2838 Highway 7, Norval, Ontario, Canada, L0P 1K0, telephone: (905) 455-1990, fax: (905) 455-2529, e-mail:
info@staketech.com and web site: www.staketech.com.

The SunRich Food Group consists of Sunrich, Inc. (Sunrich), Northern Food and Dairy, Inc. (Northern), and Nordic Aseptic, Inc. (Nordic). Sunrich, Northern and Nordic form the basis of the Company's Food Group and operate under the management of the SunRich Food Group, Inc., producing organic and non-GMO food ingredients with a specialization in soy milk and other soy and natural food products. The Food Group operates from five plants in Minnesota and one plant in both Iowa and Wyoming. The SunRich Food Group can be contacted at 3824 - 93rd Street S.W., Hope, Minnesota, 56046-0128, telephone: (507) 451-3316, fax: (507)
451-2910, e-mail: info@sunrich.com and web site: www.sunrich.com.

The Environmental Industrial Group includes BEI/PECAL, a division of the Company, Temisca Inc., Virginia Materials inc. (Virginia Materials) and 51% of International Materials & Supplies, Inc. (International Materials). This Group processes, sells and distributes abrasives and other industrial materials to the foundry, steel and marine/bridge cleaning industries; sources specialty sands and garnets for the water filtration industry; and recycles inorganic materials under special permits from government authorities at both its Waterdown, Ontario and Norfolk, Virginia sites. The Environmental Industrial Group operates from manufacturing and distribution facilities in Waterdown, Ontario; Hamilton, Ontario; Ville Marie, Quebec; New Orleans, Louisiana; Norfolk, Virginia; Keeseville, New York and a warehouse and sales facility in Montreal, Quebec. The Environmental Industrial Group can be contacted at 407 Parkside Drive, Waterdown, Ontario, Canada, L0R 2H0, telephone: (905) 689-6661, fax: (905) 689-0485, e-mail: info@barnesenvironmental.com and web site: www.bei.ca.

The StakeTech Steam Explosion Group is a division of Stake Technology Ltd. and is located within the corporate office of the Company in Norval, Ontario. There are separate buildings at this location which contain a demonstration unit of this division's steam explosion technology process as well as laboratory and office facilities. This division holds numerous patents on its technology and is currently marketing this clean pulping system with a special focus on opportunities in China. The Steam Explosion group can be contacted at 2838 Hwy 7, Norval, Ontario, Canada, L0P 1K0, telephone: (905) 455-1990, fax: (905) 455-2529, e-mail: info@staketech.com and web site: www.steamexplosion.com.

Listing on the Toronto Stock Exchange

The Company listed its common shares on the Toronto Stock Exchange (TSE) under the symbol "SOY" on November 6, 2001. This listing is in addition to the Company's listing on the Nasdaq Small Cap Market under the symbol "STKL". The listing in Canada on the TSE was completed with the intent of broadening investor and analyst interest in the Company in Canada and to access funds in Canadian capital markets more efficiently.

Private Placements

During 2001, the Company completed four private placements, which resulted in 11,061,498 common shares being issued for net proceeds of $31,500,000 CDN (US$20,035,000). These transactions also resulted in 705,750 warrants exercisable at US $1.75 until March 31, 2004; 3,450,000 warrants exercisable at US $2.40, (1,200,000 until March 31, 2004 and 2,250,000 until September 30,
2004) plus underwriter options. The underwriter options relate to the third and fourth private placements and are for 144,000 options exercisable at US $2.00 until June 8, 2003, that if


--------------------------------------------------------------------------------
Stake Technology Ltd.                  4                December 31, 2001 - 10-K
exercised allow the underwriter to also receive 72,000 warrants at US $2.40 until March 31, 2004, plus an additional 150,000 underwriter options at US $2.00, that if exercised prior to September 28, 2003, allow the underwriter to also receive 112,500 warrants exercisable at US $2.40 until September 30, 2004.

Segmented Information

The Company operates in three industries:

      (1) The SunRich Food Group produces, packages and markets organic and non-GMO food products and ingredients with a focus on soy milk and related soy and natural food products; and

      (2) The Environmental Industrial Group manufactures, processes, sells and recycles inorganic materials which are commonly used in the foundry, steel, bridge and ship cleaning industries; and

      (3) The Steam Explosion Technology Group owns numerous patents on steam explosion technology systems and designs and subcontracts the manufacture of equipment that process non-woody fibres with a high pressure steam process.

The Company's operations and assets are located in both Canada and the United States.

Acquisitions during 2000 and 2001

The SunRich Food Group

Jenkins & Gournoe, Inc.

In February, 2001, the Company's wholly owned subsidiary, SunRich Food Group, Inc. acquired 100% of the common shares of Jenkins & Gournoe, Inc. (First Light Foods), a private Illinois company that owned certain soy trademarks including Soy-Um and Rice-Um. The total acquisition purchase price was $2,887,000 (US$1,925,000) and was paid by the issuance of 833,333 common shares issued by Stake, 35,000 warrants exercisable at US$1.70 for five years, $557,000 (US$365,000) (including acquisition costs) in cash, a note payable for $1,049,000 (US$700,000), repayable quarterly over 2 years by payments of US$87,500, with interest at 8.5%. There is also contingent consideration that may be payable on this acquisition if; (a) certain predetermined profit targets are achieved, up to an additional 140,000 warrants may be issued in 2002 through to 2005, as well as (b) a percentage of gross profits in excess of US$1,100,000 per annum from 2001 to 2005 will be paid to the vendors of First Light Foods. The acquisition of First Light Foods complements the SunRich Food Group's strategy of becoming a vertically integrated business providing expertise from seed to merchandisable products of soy milk.

As the acquisition of First Light Foods closed February 1, 2001, its operations are included for the 11 months of 2001 starting February 1, 2001 and its assets are included in the December 31, 2001 balance sheet.

Northern Food & Dairy, Inc.

On September 15, 2000, the Company acquired 100% of the common shares of Northern Food & Dairy, Inc. (Northern) for total consideration of $11,190,000. The consideration paid consisted of the issuance of 7,000,000 common shares of Stake, 500,000 common share warrants exercisable at US$1.50 over five years and cash consideration of $608,000. The issuance of the shares for acquisition represented approximately 24.5% of the outstanding common shares of the Company after the transaction, and resulted in Mr. Dennis Anderson, the principal vendor of Northern owning 19% of Stake, at December 31, 2000. Mr. Anderson remains the President of Northern and is the Executive Vice President of Operations of the SunRich Food Group.

Northern is a US based manufacturer and supplier of soy milk concentrate and other natural food products and ingredients that are produced in three production facilities in northern Minnesota and a fourth facility in Afton, Wyoming. The Afton facility commenced operation late in 2001 and was built to serve the western US market. Northern is one of the largest manufacturers of soy milk concentrate in the US. Northern also produces other specialty food ingredients including dietary fibres, natural food preservatives, grain fractions, dried honey coatings, dried molasses, cheese flavours, starter media, margarine enhancement and dried meat flavours.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  5                December 31, 2001 - 10-K

As the acquisition of Northern was completed on September 15, 2000, the net assets of Northern are included in the December 31, 2001 and 2000 balance sheets. Northern's results of operations are included for all of 2001 and for the 106 day period from September 16 to December 31, 2000.

Nordic Aseptic, Inc.

In April of 2000, Sunrich (Stake's only food company as at December 31, 1999) and Northern created a joint venture to purchase an aseptic packaging plant located in Alexandria, Minnesota, to be known as Nordic Aseptic, Inc. (Nordic). This plant packages aseptic beverages, primarily soy milk, and at the time was producing for Sunrich and Northern's largest soy milk customer.

Nordic assumed control of the plant in April 2000 and on August 15, 2000, Nordic acquired certain assets of Hoffman Aseptic Inc. through the assumption of certain debts and the payment of cash consideration of $380,000.

Under the terms of the agreement, the joint venture partners were responsible for the operations of the plant from April 19, 2000 and therefore the operating results of Nordic were accounted for based on Sunrich's 50% proportionate interest from April 19, 2000 to September 15, 2000. Upon the acquisition of Northern on September 15, 2000, 100% of Nordic's operating results were included for the period from September 16 to December 31, 2000. Operations of Nordic are included for all of 2001. The net assets of Nordic are included in the December 31, 2001 and 2000 balance sheets.

Environmental Industrial Group

Virginia Materials

Effective October 31, 2001, the Company's wholly owned subsidiary, Virginia Materials acquired certain assets of Virginia Materials and Supplies, Inc. as well as 51% of the outstanding common shares of International Materials and Supplies, Inc. (International Materials) for cash consideration (including acquisition costs) of $2,777,000 (US$1,751,000) plus deferred purchase consideration of $1,824,000 (US$1,150,000) and contingent consideration. The deferred purchase consideration will be paid upon the Company's purchase of the vendor's inventory. Management estimates that it will take approximately 18 months to purchase all of the inventory.

In addition, the Company will pay 50% of the profits for a two-year period from the date of the acquisition. The vendor's share of profit is considered contingent consideration.

Virginia Materials is a supplier of abrasives to the shipbuilding and repair industry. It has a production facility located in Norfolk, Virginia and a second plant is scheduled to open in the second quarter of 2002 in Baltimore, Maryland. Virginia Materials also recycles spent abrasives which are used in the production of Portland cement and converts aluminum smelting waste into a roofing and abrasive product.

International Materials produces industrial garnets as a by-product from a mining operation and processes these garnets for sale to the water filtration, water jet cutting and abrasives markets.

As the acquisition of Virginia Materials was completed on October 31, 2001, the net assets of Virginia Materials are included in the December 31, 2001 balance sheet. Virginia Materials results of operations are included for the 61 day period from October 31, 2001 to December 31, 2001.

Temisca Inc.

On October 31, 2000, the Company acquired the outstanding shares of Temisca Inc. (Temisca), a private sand deposit and processing company in Ville Marie, Quebec. The purchase price was $1,676,000 consisting of cash consideration of $926,000 and the issuance of a note payable of $750,000. The note payable bears interest at 5% and is repayable over five years.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  6                December 31, 2001 - 10-K

The acquisition of Temisca gives the Environmental Industrial Group its first directly controlled raw material source, allowing the Group to increase its sales to existing and new customers. The properties of the Temisca sands are suited to filtration, frac sand, golf course sand and abrasive applications.

As the acquisition of Temisca was completed on October 31, 2000, the net assets of Temisca are included in the December 31, 2001 and 2000 balance sheets. Temisca's results of operations are included for a full year in 2001 and for the 61 day period from October 31, 2000 to December 31, 2000.

PECAL

On February 29, 2000, the Company acquired 100% of the outstanding shares of George F. Pettinos (Canada) Limited, operating as PECAL, from US Silica Company for cash consideration of $4,682,000. The acquisition of PECAL complemented the business of the Company's division, Barnes Environmental International (BEI) (now all part of the Environmental Industrial Group). PECAL was a direct competitor of BEI in the sand, coated sand, bentonite, chromite, and zircon businesses and they possessed strengths in several other businesses that were closely related to BEI's existing markets. PECAL added to the Environmental Industrial Group's product lines in several key areas and has built sales in the Ontario and US markets. The PECAL administration office located at a separate rented site was closed in May 2000 and certain employees were relocated to the Environmental Industrial Group's Waterdown office.

As the acquisition of PECAL was completed on February 29, 2000, the net assets of PECAL are included in the December 31, 2001 and 2000 balance sheets. PECAL's results of operations are included for all of 2001 and for the 10 month period of February 29, 2000 to December 31, 2000.

SunRich Food Group

The SunRich Food Group has been built over the past three years with the acquisition of four companies, starting with Sunrich Inc. in August, 1999, the purchase of Nordic Aseptic, Inc. in August, 2000, the acquisition of Northern Food & Dairy, Inc. in September, 2000 and the acquisition of First Light Foods (Jenkins & Gournoe) in February, 2001. The acquisition of these companies coupled with significant internal growth and development has established a unique vertically integrated food company with significant presence in the growing soy and natural foods markets.

The SunRich Food Group is composed of three key vertically integrated business groups:

1) Product and Ingredients Group - This group sources and markets Identity Preserved (IP) specialty grains and natural certified organic food ingredients to domestic and foreign food processors. Products include specialty soybeans, IP corn, soy milk powders, grain (corn, rice and oat) sweeteners and maltodextrins, organic vegetable oils, organic corn, soy and oat flours and organic feed ingredients.

2) Technical Processing Group - This group focuses on the technical processing of specialty and functional food ingredients. Principal products and processes include soy milk extraction; fractionalizion, extraction and hydrolyzation of various grain products; extraction and refining of soluble fiber; fermentation and hydrolyzation of natural food preservatives; various drying processes for a variety of technically difficult products; and formulating and blending of various dairy products.

3) Packaging Group - This group focuses in the aseptic packaging of shelf stable beverages and liquid products. Products packaged include shelf stable soy milk, rice beverages and soy/fruit smoothies.

Vertical integration of soy milk concentrate and organic sweetener production allows the SunRich Food Group to control the entire production chain from sourcing specific IP soybeans and grains through processing, formulating and packaging of branded soy milk and beverages.

The Group's sales revenue slows during December to March each year when bulk grain shipments are inhibited by winter weather. Food ingredient sales, processing revenue and retail food product sales are not as seasonal except for lapses in production when customers draw down inventories at the end of certain periods.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  7                December 31, 2001 - 10-K

Bulk commodity products sales are freight cost sensitive. This can limit their competitiveness in particular markets. Competitive bulk and container freight costs give the group access to Japanese and Mexican export markets but uncompetitive European freight limits possibilities in that market. Food ingredients enjoy much wider distribution because of their product uniqueness and higher margin that diminishes the effect of freight costs.

Major Developments during 2001

During 2001, the Sunrich Food Group acquired 100% of the outstanding shares of Jenkins & Gournoe, Inc. (First Light Foods). This company owned certain beverage trademarks including Soy-Um and Rice-Um. These marks are co-branded and product is subsequently sold to a major California based retailer. This acquisition compliments the Food Group's strategy of vertical integration from field to table.

In September, 2001 the SunRich Food Group commissioned its second soy milk concentrate plant in Afton, Wyoming to service customer demands on the west coast of the United States. Subsequent to commissioning, the Company announced plans to further expand this facility. When fully operational, this facility effectively doubles the Food Group's soy concentrate production capacity.

Major Products

Identity Preserved grains: The demand for non-genetically modified soybeans from foreign customers and the increased demand from domestic soyfoods manufacturers has continued to fuel an increase in business volume. These trends are expected to continue in the future as the soy and natural foods markets continue to grow.

Soy milk and soy ingredients: Soy milk and soy ingredients are marketed throughout the United States where the Group has a strong presence. The SunRich Food Group is continuing to develop new product offerings and customers as the demand for soy based products continue to grow.

Organic and Natural Food Ingredients: The natural foods market is one of the fastest growing segments in the food industry. The SunRich Food Group markets grain sweeteners and maltodextrins under the names Maisweet, Arrosweet and Oatsweet. Organic and natural vegetable oils were introduced in 2000 and are sold to customers throughout the United States, Hong Kong and Japan.

Aseptic Packaging: Processing and packaging of shelf stable liquid products is performed at Nordic Aseptic. Major products packed include soy milk and related soy line beverages.

Custom Ingredients: The Company produces a number of unique functional food ingredients on a contract basis utilizing customer's proprietary technology. Products produced include:

      Benefiber: A soluble guar based fiber food ingredient, produced under license for Japanese and US based customers.

      Betatrim: Fractionalized oat based food ingredients produced under agreement for domestic customers.

      Microgard: A natural food preservative.

      Dairy Blends: The Group produces custom blended powdered dairy ingredients for several customers in the United States.

Powdered Honey and Molasses: The Group produces and markets dried sweeteners such as powdered honey and molasses, which are sold to United States food manufacturers.

Toll Spray drying: Technical processing and spray drying is contracted with various customers to produce various food ingredients.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  8                December 31, 2001 - 10-K

Competition

The SunRich Food Group's specialty grain operation competes in the larger US commercial grain procurement market. The SunRich Food Group's organic specialty grains compete in the smaller niche US commercial organic grains market.

Food ingredients are unique niche items usually developed or processed for specific customers. Primary customers are Japanese or American. The SunRich Food Group competes with other product developers and specialty processors for the specialty ingredient business.

The SunRich Food Group's competitive advantages are:

      o Established IP grain producer network with over 20 years of experience.

      o     Grain conditioning and storage facilities.

      o     Organically certified handler and processor.

      o Technical staff that identifies product specifications to meet the needs of the end user and create innovative products or processes.

      o     Modern processing facilities.

      o     The ability to process, formulate and package for the retail market.

      o     Fully integrated from the seed to the end product.

Distribution, Marketing and Sales

Sunrich is located in Hope, Minnesota one mile west of the Interstate 35 and alongside the Union Pacific Railroad. The railroad is used for the grain elevator business and distribution of products nationally. The Hope facility is 70 miles south of Minneapolis/St. Paul, which gives it access to the Mississippi River for grain transporting and "containerized" shipments to the west coast for export. A second facility is located in Cresco, Iowa. This facility is 120 miles southwest of Hope, Minnesota and produces organic corn milled products.

Northern Food and Dairy is headquartered in Alexandria, Minnesota, 120 miles northwest of Minneapolis/St. Paul. The Alexandria processing plant is located near Interstate 94, the prime transportation link to and from the area. The Afton, Wyoming plant is situated on the Idaho/Wyoming border and is utilized to serve the west coast soy concentrate market. The Bertha drying plant is located approximately 40 miles northeast of Alexandria, Minnesota where its key supply plant is located. The Fosston, Minnesota natural preservative facility is located three hours north of Alexandria, Minnesota.

Nordic Aseptic is located near Interstate 94 in Alexandria, Minnesota. The facilities are 120 miles northwest of Minneapolis/St. Paul.

The SunRich Food Group ensures that it provides its customers with the highest quality organic, non-GMO and identity-preserved specialty grains, by serving as a grower's supplier of seed, purchaser of the grower's specialty crops and distributor of identity-preserved specialty products. The SunRich Food Group's "full circle" approach allows the SunRich Food Group to satisfy the specific needs of foreign and domestic food manufacturers and processors by providing products in the varieties and quantity needed in a timely fashion; transporting products to meet customers' needs by being able to package in containers, truck, rail or barge; providing product information and technical support during the growing, processing, and marketing phases, and offering complete service of product, including grading, formulation, processing, quality control and packaging.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  9                December 31, 2001 - 10-K

Suppliers

SunRich Food Group's raw materials and packaging needs are sourced from various suppliers who provide products that are delivered on contract to comply with required specifications. Products are sourced from over 1,000 suppliers with availability subject to world market conditions. There are a number of alternative sources of supply for all raw materials with critical process customer supply relationships highlighted below.

Identity Preserved and organic grains are primarily sourced from over 1,200 North American growers and suppliers via annual contracts or spot market purchases. There is ample supply of grains to satisfy SunRich Food Group's needs with expanding production in other parts of the world to provide additional supply if crop or market conditions limit North American supply. The SunRich Food Group has the ability to divert available product based on market demand and customer requirements in order to maximize return.

Dairy ingredients are purchased from a number of suppliers, primarily dairy producer cooperatives. Product is purchased in the spot market with certain ingredients purchased via short-term supply contracts.

Maltodextrin is purchased on contract from several suppliers. There is substantial production capacity among these United States suppliers for maltodextrin.

Honey, molasses, high fructose corn syrup and flour are purchased to specification in the spot market. The supply for these ingredients is sufficient for the present. Supply shortfalls would have an effect on availability and price and would be reflected in finished product pricing for the Group.

Other ingredients such as guar, oat flour and carbon are supplied by process customers and are not sourced directly from SunRich Food Group suppliers.

Regulation

The SunRich Food Group is affected by governmental agricultural regulations and policies. State and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food regulations are examples of regulations that affect this Group. Government-sponsored price supports and acreage set aside programs are two examples of policies that may affect this Group. There can be no assurance that government policies will not change from time to time in a manner adverse to the SunRich Food Group's business regulations or that may present delays and costs that could adversely affect this Group.

In addition, several of the SunRich Food Group's business activities are subject to US environmental regulations. The SunRich Food Group is involved in the manufacture, supply, processing and marketing of organic seed and food products and, as such, is voluntarily subject to certain organic quality assurance standards. The SunRich Food Group is currently in compliance with all state and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food-handling regulations. Regulatory agencies include the United States Department of Agriculture (USDA), which monitors both the food processing and agricultural grain business. While the SunRich Food Group endeavours to comply in all material respects with applicable environmental, safety and health regulations, there can be no assurance that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable that may have a material adverse effect on the SunRich Food Group's business or financial condition.

Research and Development

In 2001, the SunRich Food Group developed a number of new soy ingredients and alternatives to accommodate new product adaptation of these ingredients into various food items. The expanding interest to incorporate soyfoods in consumers' diets creates numerous opportunities to develop soy ingredients that can be incorporated into food developer's menu items. The SunRich Food Group continues to research products and processing systems that are required to serve the growing natural foods market.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 10                December 31, 2001 - 10-K

Employees

The SunRich Food Group has 232 full-time employees; 74 salaried and 158 hourly workers. The salaried employees are engaged in executive and administrative activities, production management, sales and marketing, accounting, administration and customer service. The 158 hourly workers are engaged in production, elevator operations, maintenance, and delivery services. The SunRich Food Group has no union activity and management considers its relations with its SunRich Food Group employees to be good.

Properties

The SunRich Food Group operates from ten company owned production, warehousing and office facilities located in Minnesota, Iowa and Wyoming and two leased warehouse properties. In addition the company owns a waterfront property that is used to provide temporary accommodations for out of town personnel. The facilities are further detailed within the property section.

The Environmental Industrial Group

The Environmental Industrial Group has two principal business lines:

      (1) The manufacture and distribution of industrial mineral based products such as speciality sands, bentonite clays, silica free abrasives, garnets and other products for the foundry, shipbuilding, bridge repair and steel industries. Many of these products can subsequently be recycled; and

      (2) The recycling of waste industrial mineral by-products and materials from site reclamation projects; these materials are cleaned, crushed and blended to specific chemistry for resale to cement, steel and related industries.

The Environmental Industrial Group's processing of cement additives and certain abrasives slow down during January to March corresponding to reduced cement production and difficult winter operating conditions, while the foundry and steel businesses are not considered seasonal. The establishment of the Louisiana manufacturing facility during 1998 and the subsequent acquisition of Virginia Materials helps mitigate the seasonality of the Environmental Industrial Group sales.

The distribution of products is freight sensitive for lesser value added products and is focused on the Ontario and Quebec markets while the higher value products such as abrasives, garnets, resin-coated sand and frac sand are shipped throughout the US. The annual volume of materials processed and distributed is approximately 250,000 tonnes.

Major Developments during 2001

Effective October 31, 2001, the Environmental Industrial Group acquired certain assets of Virginia Materials & Supplies, Inc. as well as 51% of the outstanding common shares of International Materials and Supplies, Inc. (International Materials). Virginia Materials is a supplier of abrasives to the shipbuilding and bridge repair industry with a production facility located in Norfolk, Virginia with a second plant scheduled to open in the second quarter of 2002 in Baltimore, Maryland. International Materials produces industrial garnets as a by-product from a mining operation and processes these garnets for sale to the water filtration, water jet cutting and abrasives markets. These acquisitions have broadened the Group by expanding the product range in the area of abrasives and garnet offered to existing customers and will provide the basis for entry into new market areas, especially in the northeast United States.

Major Products

Barshot/Crystalgrit: The Environmental Industrial Group has a licence agreement with the patent holder of "Specular Hematite as an Impact Material" which gives the Group the exclusive right to market this material in the two central Canadian provinces, Great Lakes and Northeast Atlantic region states and the state of Alabama and the non-exclusive right for the balance of North America. The Group also has the first right of refusal for a licence in 5 other US states.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 11                December 31, 2001 - 10-K

Specular Hematite is marketed under the name "Barshot" or "Crystalgrit" as a recyclable abrasive providing higher profit margins for the user and competing with existing materials such as garnet, staurolite, aluminium oxide, various slags and steel grit.

The Group is continuing to develop agents/distributors primarily for the US exclusive territory, focusing on companies and contractors capable of recycling Barshot or Crystalgrit.

In 2001, the Environmental Industrial Group continued to develop certain specialty grades of Specular Hematite to be used in industrial markets for higher value applications.

Slag Abrasives: The Environmental Industrial Group continues to market copper slag abrasives under the name "Ebony Grit" into the Ontario and Quebec markets. In 2001, the Group continued shipments to New York, New Jersey and Michigan, significantly expanding sales of this product. With the acquisition of Virginia Materials the Environmental Industrial Group has expanded its product offering with a coal slag abrasive under the name of "Blackblast". This product is marketed primarily into the Virginia, North Carolina, West Virginia and Alabama markets and will be expanded and offered across the entire Environmental Group network in the future.

Garnets: In 2001 the Environmental Industrial Group expanded its product offering and current markets served with the purchase of 51% of the outstanding common shares of International Materials and Supplies, Inc., a producer of garnets for the water jet cutting, water filtration and abrasive industries. The Group also continued its exclusive agreement with a sand supplier in China, complimenting this with a Distributor Agreement with a garnet sand supplier in India. These high value products are sold to the water jet cutting and wet and dry abrasive blasting markets.

Silica Sands: The Environmental Industrial Group continues to supply its major foundry customers in Quebec and Ontario with silica products, however, growth in this market in 2001 was limited due to continued competition from lake sand suppliers. The acquisition of Temisca Inc. in 2000 provided the Group with a lower cost and secured supply of silica raw materials which has allowed the Group to remain the key supplier in this market. The properties of the Temisca silica sands are suited to the filtration, frac sand, golf course sand and abrasive applications.

Resin Coated Sand: With the acquisition of PECAL in 2000, the Group continues to be a dominant supplier of resin coated sand in Ontario and Quebec with the products manufactured at the PECAL Hamilton facility and through the distribution of a US sourced product. Resin coated sand is used exclusively by the foundry industry.

Zircon Sands: The Environmental Industrial Group continues to recycle higher value added products, and in this regard has an agreement with a large automobile manufacturer in southern Ontario to recycle very high value zircon sand used in the manufacturing of engine castings. This product is produced at the Waterdown location, with a portion of the recycled product sold back to the automobile manufacturer, and the remainder sold into the industrial materials market.

The Environmental Industrial Group is committed to providing quality products and services. A quality system was put into place during 1996 and in 1997 the BEI operations within the Environmental Industrial Group were awarded ISO-9002 registration. A number of ISO-9002 update audits have been successfully completed since that time. In the first quarter of 2001, the PECAL facility achieved ISO registration and by the end of 2003, the Group is striving to have all of its operations ISO-9002 registered.

Competition

The Environmental Industrial Group conducts business throughout North America with a focus by key region. Key regions comprise the Quebec-Detroit corridor with expansion into Northern Ontario and Northern Quebec. With new locations in Virginia and New York, the group has increased its presence and competitive edge in these areas for the abrasive and garnet markets. It also distributes through its facility in New Orleans to the Louisiana Gulf region. The Group is competitive in abrasive and value added products in surrounding areas such as Michigan, New Jersey and Ohio.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 12                December 31, 2001 - 10-K

The Group competes against a variety of competitors servicing the foundry, steel, abrasive, water jet and filtration industries. Each of these product categories are normally served by as many as three competitors. The Group competes through a combination of exceptional product quality and customer service combined with competitive pricing in these markets.

In 1994, the Waterdown site was awarded a Certificate of Approval from the Ontario Ministry of Environment and Energy to recycle non-hazardous and hazardous solid waste. The significance of this Certificate of Approval is that the Environmental Industrial Group can recycle certain types of solid waste, which could not be recycled without a Certificate of Approval, as many materials have been declared hazardous by the Ontario Ministry of Environment and Energy. The Certificate of Approval has no fixed expiry date, however the Company must comply with requirements listed in the terms of the Certificate of Approval to maintain its good standing.

Materials that can be recycled under the Certificate of Approval represent approximately 25% of the materials processed by the Environmental Industrial Group. However, management expects that through product formulation changes, the Group will be able to process additional quantities of materials and incorporate these materials into certain of its existing products. In addition to its higher profit potential, there is a strong strategic fit for the Environmental Industrial Group to process non-hazardous, hazardous and recyclable materials.

The Certificate of Approval serves as a barrier to entry for other operators. The Environmental Industrial Group has one of only two Certificates of Approval in Ontario for the recycling of these materials. The Environmental Industrial Group therefore competes in its recycling business with the holder of the other Certificate of Approval; Philip Services Corp. and Ontario landfill site operators, including those operated by municipal and regional governments. Furthermore, due to the difficulty in gaining local community and political support, it is very expensive and time consuming to obtain a Certificate of Approval.

At present, most solid industrial waste that is hazardous is disposed of at hazardous waste landfill sites. There are three hazardous landfill sites operating in this market; Chemical Waste Management (New York state), Safety-Kleen (Sarnia, Ontario) and Stablex (Blaineville, Quebec).

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

      o Expertise necessary to provide cement and other companies with materials of a consistent and reliable quality and the ability to adjust chemical composition as required.

      o The ability to combine the sale of certain materials with a waste removal service as one transaction.

      o The ability to inventory some materials. This is attractive to cement companies as a source of uninterrupted and "just-in-time" supply.

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


--------------------------------------------------------------------------------
Stake Technology Ltd.                 13                December 31, 2001 - 10-K

There is an abundance of inorganic materials that are increasingly becoming subject to federal, provincial and state legislative restrictions. The Group expects the supply of contaminated materials from remediation projects to continue to increase, due to increased awareness by the general public and the resulting laws that will require these wastes to be recycled in the future. However, the availability of these materials could be reduced if the demand for recycling subsides.

While the Environmental Industrial Group's sources of hazardous and non-hazardous waste materials are expected to eventually come from a wider variety of industries, many of the opportunities to date have come from its existing customer base in the foundry, steel and industrial blasting industries.

The Environmental Industrial Group receives materials from in excess of 2,000 suppliers. While the Group has several alternative sources of supply for many of the inputs it requires, it also has several key supplier relationships, which are summarized below.

The Group obtains its key abrasive raw materials from certain Canadian mines. Specular Hematite reserves at the current mine supplier are estimated to be sufficient to supply the Group's needs for many years. Ebony Grit, a product produced from copper slag is supplied on an exclusive basis by a Canadian mining and refining company. Blackblast, a product produced from coal slag is supplied on an exclusive basis by a US power plant. The Environmental Industrial Group has adequate inventory reserves of this product to meet 2002 demand.

The Group has the exclusive right to distribute certain high purity silica sand to the foundry industry in Quebec and Ontario for US Silica.

The Group represents Bentonite Performance Minerals, focusing on sales to the foundry market, as well as other bentonite sales to the industrial market in Quebec and Ontario.

The Group now produces its own garnet at it's Keesville, New York facility. In addition the group has an exclusive North American Agreement to market garnet from a supplier in India and a second agreement with a supplier in China.

Regulation

The Environmental Industrial Group's business primarily involves the handling of materials, which are inorganic and mineral based. These types of materials are generally benign and should not give rise to environmental problems.

Accordingly, to date there has been low potential for environmental liabilities to arise. The Ontario Ministry of Environment and Energy has the right to inspect the Waterdown site and review the results of third party monitoring and perform its own testing. Similar rights of inspection exist at our facility in Norfolk, Virginia.

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

Research and Development

Environmental: In 2001, the Environmental Industrial Group continued to evaluate the processing and recycling of a number of waste mineral streams into higher value added products. These spent materials, originating primarily from the foundry, steel and industrial sectors can often be separated back into their original composition, which increases the value of the recycled product and can lead to a greater number of markets.

Specular Hematite: In 2001, the Environmental Industrial Group continued to study the use of Specular Hematite in a number of value-added markets, requiring fast cutting and cleaning speed, as well as developing new markets in nuclear shielding, non-slip flooring and ballast products.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 14                December 31, 2001 - 10-K

Employees

The Environmental Industrial Group has 82 employees, 36 salaried and 46 hourly workers.

The Environmental Industrial Group's 14 production and maintenance employees at the Waterdown location are represented by Teamsters Local Union #879. The current Collective Bargaining Contract with the Teamsters expires June 30, 2002. The 10 hourly employees at the plant in Hamilton are represented by United Steelworkers of America #16506 and the Agreement is in effect to February, 2005. The Company experienced no work stoppages in 2001 and management considers relations with the unions to be good.

Properties

The Environmental Industrial Group operates from seven locations. The primary operating facility with administrative, laboratory and principal production is located on a 31.6 acre site at 407 Parkside Drive, Waterdown, Ontario, Canada L0R 2H0, located 40 miles west of Toronto. In addition, the Group owns a production facility in Hamilton, Ontario, a distribution/warehouse facility in Lachine (Montreal), Quebec and the Temisca sand property in located in northern Quebec. The Group also leases production/distribution facilities in New Orleans, Louisiana, Norfolk, Virginia and Keesville, New York.

The main Waterdown site has a Canadian Pacific Railways rail spur and good access to major highways. This property is owned by the Company and is used for the processing, storage and distribution of numerous abrasives and related industrial materials.

The Hamilton production facility consists of 3.55 acres and is used in the processing of sands and related materials to the steel and foundry industries.

The Montreal distribution/warehouse facility was purchased by the Company in 2001. Prior to this the facility was leased. The facility sits on 3 aces of land and contains a 20,000 square foot warehouse and office building.

The Temisca (Ville Marie, Quebec) sand deposit and production facility consists of approximately 100 acres of sand quarry that are owned and 100 acres of industrial property that are leased. There is production and storage equipment on this site.

The Louisiana facility is leased from the Port Authority of New Orleans. The facility is used for processing abrasives for supply primarily to the shipbuilding and repair industry.

Virginia Materials is located on Peterson Street in Norfolk, Virginia on approximately 12 acres of land. This facility is leased and the Company owns certain assets located on the leased property.

International Materials is located in Keeseville, New York on 5 acres of leased property. The facility is used to process industrial garnets recovered from a mining operation for sale to the water filtration, water jet cutting and abrasive industries.

Steam Explosion Technology Group

The Company has developed the StakeTech System, including process engineering and the hardware required.

The patented StakeTech System provides a method for the rapid and continuous steam treatment of biomass under high pressure. The suitable raw materials include wood chips, sugarcane bagasse, cereal straws and waste paper. In their natural state, these materials are not easily separated into their component parts. By processing with the addition of high-pressure steam, the StakeTech System breaks the chemical and physical bonds that exist between the components of these materials allowing their subsequent separation and processing into products and components that potentially have wide and diverse applications. The Company has demonstrated its equipment and technology on a commercial scale in several applications including the production of the sweetener xylitol, alcohol and pulp for paper.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 15                December 31, 2001 - 10-K

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

In August, 1999, Pacitec Inc. (Pacitec) acquired exclusive rights to market StakeTech's proprietary pulping systems for non-wood applications in China for a license fee of US$4.0 million payable over twelve years. Under this agreement Pacitec has the right to terminate this contract at the end of any scheduled renewal period, the current period is due to end July 28, 2002. Maintenance of these rights is conditional on Pacitec making scheduled license fee payments and selling a minimum of 40 StakeTech Systems valued at approximately US$160 million over the twelve-year period. The Company retains all rights to the design and manufacture of StakeTech's proprietary steam explosion pulping systems.

Pacitec is a US trade and development company with offices in Arlington, Texas and Beijing, China. Pacitec specializes in developing business opportunities in China and acts as a sales agent for such companies as Halliburton Energy Services and Kellogg Brown & Root. Pacitec is in partnership with the China National Beijing Contracting & Engineering Institute for Light Industry (BCEL), a leading engineering design institute in China.

StakeTech's steam explosion business is not affected by seasonality.

Major Developments in Steam Explosion Technology in 2001

In 2001, the Steam Explosion Technology Group continued to focus on marketing pulping systems to China through Pacitec Inc. In 2001, Pacitec maintained its exclusive rights and all license fee payments due from Pacitec were received.

In conjunction with Pacitec, the Company is now pursuing equipment sales to three separate projects in China.

Competition

The Company is focussing its marketing efforts on applying the Steam Explosion Technology to the production of pulp for paper from non-woody fibres. The Company believes the ability of StakeTech Systems to operate at high pressure presents advantages in terms of reducing chemical requirements and improving product yields.

The Company's success in marketing to the pulp and paper industry will depend on the extent to which the StakeTech System can be shown to have advantages over the technology of existing suppliers. These existing suppliers include, Ahlstrom, Kvaerner, Metso and Andritz. The Company is aware of other groups that are attempting to develop and market new pulping processes. These include the NACO process from Italy, the Saicca process from Spain and the Anbokem process from Canada.

It is anticipated that competition from suppliers of alternative systems and equipment in these markets will be strong and that the potential advantages for the StakeTech System will have to be demonstrated.

Suppliers

Waste biomass such as straw is currently available in abundant supply in many parts of the world. If other economic uses for waste biomass increase, the Company may find that the supply of such raw materials is reduced and this could have a materially adverse effect on the Company's steam explosion technology business.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 16                December 31, 2001 - 10-K

In respect of the manufacturing of the customized steam explosion technology systems, the Company provides equipment fabricators with detailed drawings and equipment specifications. All major equipment components have at least two alternate suppliers.

Regulation

Stake steam explosion technology may use chemicals in addition to steam to treat fibrous material. This technology does not generally produce appreciable pollutants and the Company believes that its existing facilities are in full compliance with applicable laws concerning the environment. To date the Company has not found it necessary to spend significant amounts in order to comply with applicable environmental laws. It is anticipated that future sales or licenses of the Company's technology will be made where the StakeTech System is but one part of a larger process, as for example in the manufacture of pulp. In these instances, the overall project may be subject to federal, state or local provisions regulating the discharge of materials into the environment. Compliance with such provisions may result in significant increases in the costs associated with the overall project.

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

Financial Exposure Related to Bonding and Guarantees

To enter new markets such as China, the Company expects to have to provide substantial performance guarantees in the form of process guarantees and equipment guarantees. These guarantees will need to be backed by bank guarantees and/or surety bonds. The Company will endeavour to reduce the associated risks, however there will always remain a possibility that the Company's guarantees or bonds could be called, rightfully or wrongfully and/or the equipment supplied fails to meet the guarantees and warranties provided resulting in potential financial losses to the Company.

Research and Development

In 2001, Steam Explosion research and development activities related to client specific investigations and focused on the production of pulp from straw from China.

Employees

The Steam Explosion Technology Group has 2 employees; 1 engaged in technical support and R&D and 1 engaged in marketing and sales. Since the division subcontracts out the production of its equipment, it does not anticipate significantly increasing the size of its work force until it receives a contract for its equipment. The Company depends and will continue to depend in the foreseeable future on the services of its employees in this division. The loss of one senior person, Mr. John Taylor would have a serious adverse effect on the Company's ability to successfully develop the steam explosion business.

SunRich Valley, a Division of Stake Technology Ltd.

During 2001 The Company completed an in depth study and decided to enter the Canadian organic dairy business. As a result the Company has commenced business in Canada under the name SunRich Valley, a division of Stake Technology Ltd. (SunRich Valley), with an initial focus on marketing organic dairy products. The business currently employs four personnel in management, sales, administration and producer development and expects to realize its


--------------------------------------------------------------------------------
Stake Technology Ltd.                 17                December 31, 2001 - 10-K
first sales late in the first quarter of 2002. The business currently operates from the Company's corporate office in Norval, Ontario.

Corporate Office

The corporate office of Stake is located in owned premises in Norval, Ontario. Seven staff are employed in a variety of management, financial and administration roles.

Environmental Hazards

The Company believes, with respect to both its operations and real property, that it is in material compliance with environmental laws at all of its locations and specifically with the requirements of its Certificate of Approval issued by the Ontario Ministry of the Environment and Energy on the Environmental Industrial Group property in Waterdown, Ontario, Canada.

Easton Minerals Ltd.

In addition to its core businesses, the Company has a 32% interest in Easton Minerals Ltd. (Easton), a mining exploration company listed on the Canadian Venture Exchange (EM-CDNX). Easton is in the process of diversifying its business interests beyond mining exploration. During 2001, Easton entered into an acquisition agreement with a third party and the stock was halted from trading pending regulatory review of the transaction. The shares of Easton resumed trading on January 28, 2002 upon receipt of conditional approval of the acquisition. The Company's investment is represented by two of Stake's directors who are members of the Easton Board of Directors. It is the Company's intention to sell its interest in Easton in the future, as mining development and exploration is not related to the Company's primary businesses.

Employees

As of March 18, 2002 the Company had 327 employees broken out by division below:

------------------------------------------------------------------------------
Divisions                                                 Number of Employees
------------------------------------------------------------------------------
Sunrich Food Group                                                        232
------------------------------------------------------------------------------
Environmental Industrial Group                                             82
------------------------------------------------------------------------------
Steam Explosion, SunRich Valley and Corporate Office                       13
------------------------------------------------------------------------------
Total                                                                     327
------------------------------------------------------------------------------

Risk Factors

The Common Shares of the Company are speculative in nature and involve a high degree of risk. Accordingly, in analyzing an investment in these securities, prospective investors should carefully consider the following risk factors, together with all of the other information appearing, or incorporated by reference, in this document, in light of his or her particular financial circumstances and/or investment objectives.

Dependence on Key Personnel, including Directors and Officers

The Company is wholly dependent upon the personal efforts and abilities of its Officers and Directors. The loss or unavailability to the Company of the services of its officers, particularly Jeremy N. Kendall, Chairman and Chief Executive Officer of the Company, John Taylor, President and Chief Operating Officer of the Company or Allan Routh, President and Dennis Anderson, Executive Vice President and Director of Operations of SunRich Food Group, Inc., the Company's wholly-owned subsidiary, would have a materially adverse effect on the Company's business prospects, ability to raise funds and its potential earning capacity. If the Company were to lose the services of any of the aforementioned officers and directors before a qualified replacement could be obtained, its business could be materially and adversely affected.

Northern Food and Dairy, Inc. has key man insurance for Dennis Anderson in the amount of U.S. $1,000,000. The beneficiary of this insurance is Northern. The Company does not carry any other insurance on other executives to compensate for any such loss. The ability of the Company to attract and retain qualified management and technical


--------------------------------------------------------------------------------
Stake Technology Ltd.                 18                December 31, 2001 - 10-K
personnel as employees or consultants is critical to the operations of the Company. To date, the Company has been able to attract and retain sufficient professional employees and consultants, however, there can be no assurance that the Company will be able to do so in the future. If the Company were unable to employ the qualified employees and consultants needed, then its business would be materially and adversely affected.

Future Capital Needs

The costs associated with some of the growth of the Company's present business operations and to fund the acquisition strategies of the Company will likely require additional capital, which may result in additional dilution to the Company's shareholders. The ability of the Company to raise such funds may delay or prevent the Company from meeting some of its strategic goals.

Competition

The Company and its subsidiaries carry on their businesses in competition with companies and individuals with financial resources and staffs larger than the Company's and the Company is, therefore, subject to competitive factors over which it has little control or can otherwise affect. Extreme competition for financial resources exists in our businesses and this competition for funds may also create risks for the Company if the Company is unable to attain the funds needed to carry out its strategic plans.

Governmental Regulation and Policies

The Company and its subsidiaries are, and are expected to continue to be, subject to substantial federal, state, provincial and local environmental regulation. These regulations exist in virtually all the Company's operational business locations throughout North America and can present delays and costs that can adversely affect business development.

Consolidation Within the Food Group's Industry May Require Access to Greater Financial Resources

The SunRich Food Group, Inc., the Company's wholly-owned subsidiary competes with substantially larger companies in the natural food, grain and specialty grain markets who have greater financial resources than the Company. The SunRich Food Group's ability to retain market share is uncertain because these food businesses continue to consolidate, leaving potentially less market share for smaller competitors.

Stake's Steam Explosion Technology Group

The Steam Explosion Technology Group has yet to gain wide acceptance within the industry and consequently earnings can fluctuate from quarter to quarter. Its patented steam technology, while proven, has yet to develop a firm customer base. The success of this division will depend upon its ability to promote commercial acceptance of the StakeTech system.

Lack of Dividends; Dividend Restrictions

Stake has never paid dividends on its common shares and does not contemplate paying cash dividends in the foreseeable future. Moreover, Stake is precluded under the terms of various agreements with its creditors from paying dividends until the related indebtedness has been satisfied. It is the Company's intention to retain future earnings to fund growth. Accordingly, investors will not receive a return on investment in Stake common shares through the payment of dividends in the foreseeable future and may not realize a return on investment even if they sell their shares. Any future payment of dividends to Stake security holders will depend on decisions that will be made by the Board of Directors and will depend on then existing conditions, including the Company's financial condition, contractual restrictions, capital requirements and business prospects. The receipt of cash dividends by United States shareholders from a Canadian corporation, such as Stake, is subject to a 15% Canadian withholding tax.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 19                December 31, 2001 - 10-K

Item 2. Properties

A detailed description of these properties is included in the business segment earlier in this document.

SunRich Food Group

The SunRich Food Group operates from thirteen locations in Minnesota, Iowa and Wyoming, eleven owned and two leased.

-------------------------------------------------------------------------------------------------------------------
Division                             Address
-------------------------------------------------------------------------------------------------------------------
Sunrich, Inc.                        3824-93rd St. SW, Hope, MN 56046
-------------------------------------------------------------------------------------------------------------------
                                     616-6th Avenue W. Cresco, Iowa 52136
-------------------------------------------------------------------------------------------------------------------
Northern Food & Dairy, Inc.          2214 Geneva Rd. NE Alexandria, MN 56308
-------------------------------------------------------------------------------------------------------------------
                                     601-3rd Avenue W. Alexandria, MN 56308
-------------------------------------------------------------------------------------------------------------------
                                     4601 Co. Road 13 NE Alexandria, MN 56308
-------------------------------------------------------------------------------------------------------------------
                                     3035 Evergreen Lane S. Alexandria, MN 56308
-------------------------------------------------------------------------------------------------------------------
                                     308-2nd Avenue NW, Bertha, MN 56437
-------------------------------------------------------------------------------------------------------------------
                                     701 W. 1st Street, Fosston, MN 56542
-------------------------------------------------------------------------------------------------------------------
                                     2442 County Road 120 NE, Alexandria, MN 56308
-------------------------------------------------------------------------------------------------------------------
                                     199 W. 2nd Avenue, Afton, Wyoming 83110
-------------------------------------------------------------------------------------------------------------------
Nordic Aseptic, Inc.                 3915 Minnesota Street, Alexandria, MN 56308
-------------------------------------------------------------------------------------------------------------------
                                     4761 Hwy 27 East, Alexandria, MN 56308   (Leased)
-------------------------------------------------------------------------------------------------------------------
                                     3810 Minnesota Street, Alexandria, MN 56308 (Leased)
-------------------------------------------------------------------------------------------------------------------

Environmental Industrial Group

The Environmental Industrial Group operates from seven locations, four owned and three leased.

-------------------------------------------------------------------------------------------------------------------
Division                                        Address
-------------------------------------------------------------------------------------------------------------------
BEI                                             407 Parkside Drive, Waterdown, Ontario
-------------------------------------------------------------------------------------------------------------------
                                                70 Brant Street, Hamilton, Ontario
-------------------------------------------------------------------------------------------------------------------
                                                2270-43rd Avenue, Lachine, Quebec
-------------------------------------------------------------------------------------------------------------------
                                                Elaine Street, New Orleans, Louisiana   (Leased)
-------------------------------------------------------------------------------------------------------------------
Temisca, Inc.                                   1299 Rang I, St. Bruno de Guiges, Quebec
-------------------------------------------------------------------------------------------------------------------
Virginia Materials & Supply, Inc.               3306 Peterson Avenue, Norfolk, Virginia   (Leased)
-------------------------------------------------------------------------------------------------------------------
International Materials and Supplies, Inc.      56 Industrial Park Rd, Keeseville, New York   (Leased)
-------------------------------------------------------------------------------------------------------------------

Steam Explosion Technology Group, SunRich Valley and Executive Offices

The Company's Executive Group, the Steam Explosion Technology Group and Sunrich Valley organic dairy operation are located at 2838 Highway 7, Norval, Ontario, Canada L0P 1K0. The property is approximately 10 acres, is owned by the Company and is within 15 minutes of Pearson (Toronto) International Airport. The property consists of three principal buildings, the corporate office, which covers approximately 7,500 square feet, a separate laboratory and office facility and a pilot plant facility.

Item 3. Legal Proceedings

The Company has filed a claim against a former director relating to certain actions taken when he was the President of its operating division, BEI. The former director has counter-claimed against the Company and its subsidiaries, the Chairman of the Company and Easton, the Company's 32% equity investment. The Company and its legal counsel believe that the counter-claim is without merit.

During 2001, the SunRich Food Group commenced an action against a supplier for failure to adhere to the terms of a supply contract. The Company and its legal counsel believe that this claim has merit. It cannot however be


--------------------------------------------------------------------------------
Stake Technology Ltd.                 20                December 31, 2001 - 10-K
determined if there will be any recovery by the Company at this time and the Group is providing for the costs of pursuing this suit on a monthly basis. Other than this action, the SunRich Food Group is not currently a party to any material litigation.

The Environmental Industrial Group is not currently a party to any material litigation.

The Steam Explosion Technology Group is not currently a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2001.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 21                December 31, 2001 - 10-K

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common shares trade in US$ on The Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol STKL, and as of November 6, 2001, the Company's shares trade in Canadian $ under the symbol SOY on the Toronto Stock Exchange. The following table indicates the high and low bid prices for Stake's common shares for each quarterly period during the past two years as reported by Nasdaq. The prices shown are representative inter-dealer prices, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

Trade Prices on Nasdaq (US Dollars)

==================================================================================================================
2001                                                    HIGH                 LOW
------------------------------------------------------------------------------------------------------------------
First Quarter                           US$1.75                              US$1.375
------------------------------------------------------------------------------------------------------------------
Second Quarter                          US$2.45                              US$1.49
------------------------------------------------------------------------------------------------------------------
Third Quarter                           US$2.05                              US$1.41
------------------------------------------------------------------------------------------------------------------
Fourth Quarter                          US$2.17                              US$1.63
------------------------------------------------------------------------------------------------------------------
2000                                                    HIGH                 LOW
------------------------------------------------------------------------------------------------------------------
First Quarter                           US$2.4688                            US$0.7812
------------------------------------------------------------------------------------------------------------------
Second Quarter                          US$1.9062                            US$1.0312
------------------------------------------------------------------------------------------------------------------
Third Quarter                           US$1.8125                            US$1.0938
------------------------------------------------------------------------------------------------------------------
Fourth Quarter                          US$1.8125                            US$1.25
==================================================================================================================

The Company listed on the Toronto Stock Exchange on November 6, 2001, therefore information is only provided for the fourth quarter of 2001.

Trade Prices on TSE (Canadian Dollars)

-------------------------------------------------------------------------------------------------------------------
2001                                   High                                  Low
-------------------------------------------------------------------------------------------------------------------
Fourth Quarter - 06/11/01 forward      $3.85                                 $2.65
-------------------------------------------------------------------------------------------------------------------

At December 31, 2001, the Company has 714 record holders. Based on proxy requests from shareholders and nominee holders at the last annual meeting date, the Company estimates that there are at least an additional 3,000 beneficial holders of the Company's common shares.

The Company has never paid dividends on its common stock and does not anticipate paying dividends for the foreseeable future. The receipt of cash dividends by United States shareholders from a Canadian corporation, such as the Company, may be subject to Canadian withholding tax.

Issuance of securities and use of proceeds

Acquisition of Jenkins & Gournoe (First Light Foods)

In February 2001, the Company issued to the shareholders of Jenkins & Gournoe, Inc., (Jenkins & Gournoe) which operated under the name First Light Foods, 833,333 of its common shares as a component of the purchase price for 100% of the common stock of Jenkins & Gournoe. In addition, the Company also issued 35,000 warrants to acquire common shares of the Company, which are exercisable at US $1.70 per share for five years ending February, 2006. Up to an additional 140,000 warrants to acquire common shares of the Company may be issued prior to 2005 if First Light


--------------------------------------------------------------------------------
Stake Technology Ltd.                 22                December 31, 2001 - 10-K

Foods achieves certain pre-determined gross profit targets. The exercise price for these warrants, if issued, will be the market price of the Company's common shares at the time the warrants are issued. The warrants will have a term of five years from the date of issue.

Private Placement 1 - 2001

On April 18, 2001, the Company entered into a transaction for the private placement of 1,411,498 units. Each unit was comprised of one common share plus a warrant to purchase one-half of a common share. As a result, the company issued 1,411,498 common shares and 705,750 whole warrants which are exercisable at US $1.75 to purchase 705,750 common shares until March 31, 2004. The net proceeds of this transaction was $ 2,651,000 (US $1,728,000) after associated commission, legal and other related costs.

Private Placement 2 - 2001

The Company entered into an agreement on May 18, 2001 for the private placement, outside of the United States of 2,400,000 units at US $2.00 per unit. Each unit consisted of one common share plus a warrant to purchase one-half of a common share. As a result, the Company issued 2,400,000 common shares and 1,200,000 whole warrants which are exercisable at US $2.40 to purchase 1,200,000 common shares until March 31, 2004. The net proceeds of this transaction was $6,279,000 (US $4,375,000) after associated commission, legal and other related costs.

The Company's agent on this transaction was paid a cash commission and was granted a compensation warrant, exercisable until June 8, 2003, to purchase 144,000 option units at US $2.00 per unit. Each option unit is comprised of one common share plus a warrant to purchase one-half a common share. If exercised in full, the Company will issue 144,000 common shares and 72,000 whole warrants which are exercisable at US $2.40 to purchase 72,000 common shares until March 31, 2004.

Private Placement 3 - 2001

The Company entered into a subscription agreement on September 28, 2001 for the private placement of 3,000,000 units at US $2.00 per unit. Each unit consisted of one common share plus a warrant to purchase three quarters of a common share. As a result, the Company issued 3,000,000 common shares and 2,250,000 whole warrants which are exercisable at US $2.40 to purchase 2,250,000 common shares until September 30, 2004. The net proceeds of this transaction was $8,841,000 (US $5,650,000) after associated commission, legal and other related costs.

The Company's agent on this transaction was paid a cash commission and was granted a compensation warrant, exercisable until September 28, 2003 to purchase 150,000 option units at US $2.00 per unit. Each option unit is comprised of one common share plus a warrant to purchase three-quarters of a common share. If exercised in full, the Company will issue 150,000 common shares and 112,500 whole warrants which are exercisable at US $2.40 to purchase 112,500 common shares until September 30, 2004.

Claridge Group Pre-emptive Rights

As part of the subscription agreement, Claridge and the Claridge Group (as defined below) were granted a contractual pre-emptive right, for as long as they collectively remain the beneficial owners of five percent (5%) or more of the Company's outstanding common shares, to purchase a portion of any proposed offering of the Company's common shares or securities convertible into common shares (or units if offered in units) to any third party for the purpose of obtaining financing for the Company. The portion of any such financing to be offered to each member of the Claridge Group shall be equal to the percentage that the common shares then owned by such member represents to the total number of common shares issued and outstanding at the time of such proposed financing. The Claridge Group is defined as (i) Charles R. Bronfman and his lineal descendants; (ii) the spouses of any one or more of the foregoing; (iii) any trust of which any one or more of such persons is a beneficiary; (iv) a partnership in which one or more of the foregoing entities owns a majority interest; and (v) any company directly under the control of one or more of the foregoing.

Under the subscription agreement the Company shall give notice to Claridge and each member of the Claridge Group, who holds common shares, of any such proposed offering of common shares or securities convertible into


--------------------------------------------------------------------------------
Stake Technology Ltd.                 23                December 31, 2001 - 10-K
common shares, whether such offerings be by way of private placement or to the public by way of prospectus, registration statement or otherwise.

Private Placement 4 - 2001

On December 21, 2001, the Company closed a private placement of 4,250,000 common shares at US $2.10. The net proceeds of this transaction was $13,279,000 (US $8,282,000) after associated commission, legal and other related costs. By agreement, one tenth of the gross proceeds is being held in escrow until the later of (i) a registration statement registering these Shares under the Securities Act of 1933 has been filed and declared effective by the SEC, or (ii) four months from the closing date of this private placement, April 21, 2002. A registration statement was filed by the Company in compliance with such agreement on February 20, 2002.

Exemption From Registration

The Company's common shares issued in the acquisition and private placements described above, were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 (the "Act") provided by Section 4 (2) of the Act or Regulation D promulgated under the Act, and in the case of issuance to non-US persons were issued in transactions to which the Act did not apply.

Options exercised during the year

During the year ended December 31, 2001, employees and directors exercised 999,425 common share options and an equal number of common shares were issued for net proceeds of $1,651,000. Subsequent to December 31, 2001, employees exercised 48,100 common share options and an equal number of common shares were issued for net proceeds of $130,000.

Use of 2001 private placement and option proceeds

From the proceeds of the 2001 placements, the Company repaid a US $1,000,000 corporate loan that was drawn in 2000 to provide working capital to Northern. The Company also transferred US $5,911,000 during 2001 and US $700,000 subsequent to December 31, 2001 to the SunRich Food Group, Inc. to fund the Wyoming soy plant expansion; to replace funds used in the start up of Nordic, pay corporate income taxes; to reduce lines of credit and improve the Group's working capital. Of the US$5,911,000 transferred during 2001, US $2,206,000 was specifically used to repay a line of credit due to US Bank, as this line of credit was not renewed under the existing terms.

In addition, during 2001 the Company also repaid Canadian lines of credit totalling $1,755,000, paid the purchase price of $2,777,000 to acquire certain assets Virginia Materials and Supplies, Inc. and 51% of the outstanding common shares of International Material and Supplies, Inc. and paid approximately $800,000 to purchase BEI/PECAL's Montreal distribution centre. In 2002, $500,000 has been used to draw down Canadian lines of credit and $640,000 has been provided to Virginia Materials, Inc. to finance working capital and capital additions. The remaining proceeds will be used for working capital as needed and for future business acquisitions.

As of December 31, 2001, the Company had 41,081,228 common shares outstanding. As a result of certain departed employees 48,100 options were exercised into common shares in the first quarter of 2002. As of March 8, 2002, 41,129,328 common shares are outstanding. In addition 7,115,475 common shares have been reserved for issuance and are detailed as follows:

      1)    Warrants to purchase 500,000 common shares exercisable at US $1.50 expiring September 15, 2005 from the acquisition of Northern;
      2)    Warrants to purchase 35,000 common shares exercisable at US $1.70 expiring February 28, 2006 from the acquisition of Jenkins &
            Gournoe, Inc.;
      3) Warrants to purchase 705,750 common shares exercisable at US $1.75 expiring March 31, 2004 from the private placement completed on April 18, 2001;
      4) Warrants to purchase 1,200,000 common shares exercisable at US $2.40 expiring March 31, 2004 from the private placement completed on June 8, 2001;


--------------------------------------------------------------------------------
Stake Technology Ltd.                 24                December 31, 2001 - 10-K

      5) Option to acquire 144,000 common shares which may be acquired by the agent under the terms of the May 18, 2001 private placement agreement which was completed June 8, 2001 at US $2.00 until June 8, 2003;
      6) Warrants to purchase 72,000 common shares, which may be acquired by the agent under the terms of the May 18, 2001 private placement agreement, which closed on June 8, 2003, if the 144,000 options (noted above in 5) are exercised. The warrants to purchase 72,000 common shares are exercisable at US $2.40 expiring March 31, 2004;
      7) Warrants to purchase 2,250,000 common shares exercisable at US $2.40 expiring September 30, 2004 from the private placement completed on September 28, 2001;
      8) Option to acquire 150,000 common shares which may be acquired by the agent under the terms of the September 28, 2001 private placement agreement at US $2.00 until September 28, 2003;
      9) Warrants to purchase 112,500 common shares, which may be acquired by the agent under the terms of the September 28, 2001 private placement agreement if the 150,000 options (noted above in 8) are exercised. The warrants to purchase 112,500 common shares are exercisable at US $2.40 expiring September 30, 2004; and
      10) Options to acquire 1,946,225 common shares previously granted to employees, directors and consultants under various Company stock option plans.

      In addition, if certain pre-determined profit targets are achieved by the First Light Foods business, which was acquired in February 2001, up to an additional 140,000 warrants may be issued in 2002 through to 2005, at a rate of up to 35,000 per year. Subsequent to December 31, 2001, the 35,000 warrants issuable in 2002 have been cancelled as First Light Foods did not meet their profit targets for 2001, therefore 105,000 warrants may be issued in 2003 to 2005 at a rate of up to 35,000 per year.

Item 6. Selected Financial Data

The following information has been summarized from the Company's consolidated financial statements.

Summary

----------------------------------------------------------------------------------------------------------------
                                      2001             2000            1999            1998           1997
----------------------------------------------------------------------------------------------------------------
Total revenues                      $143,069,000     $101,653,000     $47,304,000    $22,077,000    $16,847,000
----------------------------------------------------------------------------------------------------------------
Net earnings - CDN GAAP                   31,000        3,374,000       1,524,000        822,000        149,000
----------------------------------------------------------------------------------------------------------------
Net earnings - US GAAP                 (328,000)        2,571,000       1,449,000        761,000      (139,000)
----------------------------------------------------------------------------------------------------------------
Total assets                         127,521,000       92,866,000      35,434,000     16,096,000     15,024,000
----------------------------------------------------------------------------------------------------------------
Long-term debt (includes              26,517,000       31,555,000       4,113,000      2,100,000      2,600,000
current portion)
----------------------------------------------------------------------------------------------------------------
Other long-term obligations            7,147,000        4,008,000       1,426,000        986,000      1,123,000
includes future taxes (includes
current portion)
----------------------------------------------------------------------------------------------------------------
Basic earnings per share - CDN             $0.00            $0.15           $0.09          $0.06          $0.01
GAAP
----------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per                $(0.01)            $0.11           $0.08          $0.05        $(0.01)
share - US GAAP
----------------------------------------------------------------------------------------------------------------
Cash dividends                                --               --              --             --             --
----------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Stake Technology Ltd.                 25                December 31, 2001 - 10-K

Item 7. Management's Discussion and Analysis of Financial Conditions and Results

Revenues for 2001 grew by 41% to $143,069,000 versus $101,653,000 in 2000. Net earnings for the year were $31,000 or $0.00 per share compared to $3,374,000 or $0.15 per share in 2000. The company's financial position improved dramatically over the course of 2001 with working capital improving by over $24,000,000 and the ratio of long-term debt to equity improving to 0.38:1 from 0.95:1 in 2000.

Operating results in 2001 were negatively impacted by a number of factors, including ongoing losses before income taxes of $2,945,000 at Nordic Aseptic, Inc., the company's aseptic packaging operation. In addition, the Environmental Industrial Group was negatively effected in 2001 by the impact of both the general economic slowdown in the foundry and steel industries and the fall out as a result September 11th tragedy on the bridge repair and shipbuilding industries.

With the exception of Nordic, all operating companies were profitable in 2001. A great deal of energy and focus has been directed to addressing the operating issues at Nordic and management is confident that the operations will be profitable in 2002.

The assets of the Company have grown 37% to $127,521,000 from $92,866,000 in 2000, driven primarily by the proceeds of equity financing throughout the year. These financings increased the number of common shares outstanding from 28,186,972 to 41,081,228.

The changes to the size of the Company's operations and assets are primarily a result of the Company's business acquisition strategy combined with the specific financing activities. These items are summarized below.

Business Acquisitions

The acquisitions of the companies detailed below have been accounted for using the purchase method and the purchase price has been allocated to the assets acquired and the liabilities assumed based on management's best estimates of fair values, and described in detail in table format in note 2 to the audited consolidated financial statements. The consolidated financial statements include the results of operations of the acquired businesses from the date of acquisition.

Virginia Materials - On October 31, 2001, the Company's wholly-owned subsidiary, Virginia Materials, Inc., acquired certain assets of Virginia Materials and Supplies, Inc. as well as 51% of the outstanding common shares of International Materials and Supplies, Inc. (International Materials) for cash consideration and acquisition costs of approximately $2,777,000 (US $1,751,000), plus deferred purchase consideration of $1,824,000 (US $1,150,000) and contingent consideration. The deferred purchase consideration will be paid upon the Company's purchase of the vendor's inventory. Management estimates that it will take approximately 18 months to purchase all the inventory. In addition, the Company will pay 50% of the profits for a two-year period from the date of the acquisition. The vendor's share of profit is considered contingent consideration.

Virginia Materials is a supplier of abrasives to the shipbuilding and repair industry. It has a production facility located in Norfolk, Virginia and a second plant is scheduled to open in the second quarter of 2002 in Baltimore, Maryland. Virginia Materials also recycles spent abrasives which are used in the production of Portland cement and converts aluminum smelting waste into a roofing and abrasive product.

International Materials produces industrial garnets as a by-product from a mining operation and processes these garnets for sale to the water filtration, water jet cutting and abrasives markets.

This business is operated within the Environmental Industrial Group.

First Light Foods - On February 1, 2001, the Company acquired 100% of the common shares of Jenkins and Gournoe, Inc., which operated under the name of First Light Foods. Consideration consisted of the issuance of 833,333 common shares, $557,000 (US $365,000) in cash, a $1,049,000 (US $700,000) note payable that is repayable quarterly over 2 years by payments of US $87,500, plus interest at 8.5% and 35,000 warrants exercisable at US $1.70 for five years to February, 2006. In addition, contingent consideration may be payable on this acquisition if; (a) certain predetermined profit targets are achieved by the acquired business up to an additional 140,000 warrants may be issued in 2002 through


--------------------------------------------------------------------------------
Stake Technology Ltd.                 26                December 31, 2001 - 10-K
to 2005, and (b) a percentage of gross profits in excess of US $1,100,000 per annum from 2001 to 2005 will be paid to the vendors of First Light Foods. First Light Foods owns several trademarked brands that are co-branded as private label brands for a major California food chain. The acquisition of First Light Foods is included in the operations of the SunRich Food Group and compliments this Group's strategy of becoming a vertically integrated business from seed to merchandisable products of soymilk.

Temisca - On October 31, 2000, the Company acquired 100% of the outstanding common shares of Temisca Inc., a private sand deposit and manufacturing company in Ville Marie, Quebec. The purchase price was $1,676,000 and was paid via cash consideration of $926,000 and the issuance of a $750,000 note payable bearing interest at 5% with repayment terms over 5 years.

Northern - On September 15, 2000, the Company acquired 100% of the outstanding common shares of Northern Food & Dairy, Inc, from its three shareholders, for total consideration of $11,190,000. The consideration paid consisted of the issuance of 7,000,000 common shares ($10,552,000), 500,000 common share warrants exercisable at US$1.50 for five years ($30,000), and cash consideration of $608,000. Northern is a US based manufacturer and supplier of soymilk and other natural food products and ingredients. This business is operated within the SunRich Food Group.

Nordic - On April 19, 2000, Sunrich and Northern created a corporate joint venture to operate an aseptic packaging plant owned by Hoffman Aseptic Inc. The plant packages aseptic soy milk. Nordic assumed management control of the plant on April 19, 2000 and on August 15, 2000, Nordic acquired certain assets of Hoffman Aseptic Inc. by the assumption of certain debts and the payment of cash consideration of $380,000. Upon the acquisition of Northern on September 15, 2000, the Company acquired the remaining 50% interest in Nordic Aseptic, Inc.. This business is operated within the SunRich Food Group.

PECAL - On February 29, 2000, the Company acquired 100% of the outstanding common shares of George F. Pettinos (Canada) Limited, also operated as PECAL, from US Silica for cash consideration of $4,682,000. In certain markets, PECAL was a competitor of the Environmental Industrial Group. This business is operated within the Environmental Industrial Group.

Financing Activities

Private Placement 1 - 2001 - On April 18, 2001, the Company entered into a transaction for the private placement of 1,411,498 units. Each unit was comprised of one common share plus a warrant to purchase one-half of a common share. As a result, the company issued 1,411,498 common shares and 705,750 whole warrants which are exercisable at US $1.75 to purchase 705,750 common shares until March 31, 2004. The net proceeds of this transaction was $2,651, 000 (US $1,728,000) after associated commission, legal and other related costs.

Private Placement 2 - 2001 - The Company entered into an agreement on May 18, 2001 for the private placement, outside of the United States of 2,400,000 units at US $2.00 per unit. Each unit consisted of one common share plus a warrant to purchase one-half of a common share. As a result, the Company issued 2,400,000 common shares and 1,200,000 whole warrants which are exercisable at US $2.40 to purchase 1,200,000 common shares until March 31, 2004. The net proceeds of this transaction was $6,279,000 (US $4,375,000) after associated commission, legal and other related costs.

Private Placement 3 - 2001 - The Company entered into a subscription agreement on September 28, 2001 for the private placement of 3,000,000 units at US $2.00 per unit. Each unit consisted of one common share plus a warrant to purchase three quarters of a common share. As a result, the Company issued 3,000,000 common shares and 2,250,000 whole warrants which are exercisable at US $2.40 to purchase 2,250,000 common shares until September 30, 2004. The net proceeds of this transaction was $8,841,000 (US $5,650,000) after associated commission, legal and other related costs.

Private Placement 4 - 2001 - On December 21, 2001, the Company closed a private placement of 4,250,000 common shares at US $2.10. The net proceeds of this transaction were approximately $13,279,000 (US $8,282,000) after associated commission, legal and other related costs. By agreement, one tenth of the gross proceeds is being held in escrow until the later of (i) a registration statement registering these Shares under the Securities Act of 1933 has been filed and declared effective by the SEC, or (ii) four months from the closing date of this private placement,


--------------------------------------------------------------------------------
Stake Technology Ltd.                 27                December 31, 2001 - 10-K

April 21, 2002. A registration statement was filed by the Company in compliance with such agreement on February 20, 2002.

2001 Operations Compared with 2000 Operations

Consolidated

Revenues in 2001 increased by 41% ($41,416,000) to $143,069,000 from
$101,653,000 in 2000 and the Company's earnings for 2000 decreased to $31,000 or $0.00 per common share compared to $3,374,000 or $0.15 per common share for the year ended December 31, 2000. The increase in the Company's revenues in 2001 is due to a number of factors including the acquisitions of First Light Foods ($9,607,000) and Virginia Materials ($1,407,000) plus the full year impact of the acquisitions completed in 2000. (PECAL, Northern, Nordic and Temisca).

Earnings decreased due to a number of factors including the significant loss issues at Nordic, weak market/economic conditions that impacted the Environmental Industrial Group, increased costs of operating a growing public organization and the benefit of previously unrecognized income tax loss carry forwards having been fully realized in 2000.

EBITDA (earnings before interest, taxes, depreciation and amortization) increased by 29% to $8,115,000 from $6,439,000 in 2000. The increase was due to increased amortization and interest expenses offset by lower earnings as noted above.

US readers should note that due to differences between Canadian and US GAAP, the loss for 2001 under US GAAP is ($328,000) or ($0.01) per common share versus earnings of $2,571,000 or $0.11 per common share in 2000. Note 16 to the audited financial statements itemize these differences.

Cost of sales increased by 42% to $123,363,000 for the year ended December 31, 2001 compared to $87,046,000 for the year ended December 31, 2000. Consistent with the revenue analysis above, the increase in cost of sales is related to the sales increase resulting from the acquisitions completed in 2000 and 2001.

The Company's consolidated gross margin was 13.8% in 2001 compared to 14.4% in 2000. Excluding the impact of the losses incurred related to Nordic Aseptic, gross margin increased to in excess of $21,000,000 or 14.8%.

Research and development costs increased in 2001 to $757,000 from $200,000 in 2000. The increase is due in most part to activities in the Food Group related to expanded product development initiatives and a study of the European soy opportunities.

Selling, general and administration expenditures increased 53% in 2001 to $16,990,000 compared to $11,094,000 for the year ended December 31, 2000. The increase in administrative costs is due to the acquisitions made in 2000 and 2001, increased bad debt provisions, the higher costs of operating a larger public company and increased amortization of trademarks, patents and goodwill.

Interest on long-term debt, other interest expense and financing charges increased to $3,073,000 in 2001 from $1,527,000 in 2000. The bulk of this increase is due to the SunRich Food Group's debt obligations. Interest expense related to the SunRich Food Group totalled $2,560,000, ($1,111,000 in 2000) including $294,000 of financing charges related to the write-off of costs due to the new banking agreement. Canadian debt held by the Environmental Industrial Group and Corporate Office represents $513,000 of interest expense in 2001 ($416,000 in 2000).

Interest and other income increased to $846,000 in 2001 from $402,000 in 2000 due to an increase in interest earned on higher cash/investment balances throughout the year and the annualised impact of interest income on the long term receivable.

The gain on purchase of preference shares of $24,000 (2000 - $175,000) results from the purchase of the preference shares outstanding in a subsidiary company at a value less than their carrying value.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 28                December 31, 2001 - 10-K

The share of losses of equity accounted investee of $42,000 (2000 - $48,000) and dilution gain of $140,000 in 2000 is related to the Company's 32% equity investment in Easton Minerals Ltd. (Easton), a mining exploration company listed on the Canadian Venture Exchange (EM-CDNX). Dilution gains result from the increase in equity value of Easton due to issues of capital above Stake's carrying cost for this investment. US readers should note that dilution gains are not recognized as income for US GAAP purposes due to the development stage nature of Easton, and accordingly, the effects of this gain are reversed in Note 16 of the Company's financial statements.

The Company's investment in Easton is carried at a book value of $583,000.

(2000 - $442,000). During 2001 Easton entered into an acquisition agreement with a third party and the stock was subsequently halted from trading pending CDNX review of the transaction. The stock resumed trading on January 28, 2002 and since that time the value of the Company's shareholdings have ranged from $265,000 to $707,000 based on limited traded volumes. It is unlikely that these values could be realized upon the sale of all or a position of the Company's holding in Easton, particularly given the significant number of shares held by the Company.

Income taxes increased as a percentage of earnings in 2001 due to expenses in most part to loss carry forward benefits realized in 2000 and increases in non-deductible expenses in 2001. In 2000 the Company recorded the benefit of previously unrecognized Canadian tax loss carry forwards of $1,798,000 (1999 - $635,000) and provided a tax provision of $864,000 (1999 - $183,000) on the net earnings of the SunRich Food Group. Due to the complex US tax structure, the Company was unable to recognize the tax benefit of Nordic's start-up losses. The Company has since restructured the SunRich Food Group, which provides for more effective tax strategies. The Nordic tax loss carry forward will be recognized when Nordic becomes profitable.

Segmented Operations Information

The SunRich Food Group

The SunRich Food Group contributed $111,452,000 or 77.9% of total Company consolidated revenues in 2001 versus $69,822,000 or 68.7% in 2000. The increase of $41,630,000 in Food Group sales (59.6%) was due to a number of factors including the acquisition of First Light Foods in 2001, which contributed sales of $9,607,000, increased sales at Nordic in 2001 versus 2000 of $10,016,000, in addition to the full impact of the Northern acquisition completed in 2000.

Gross margin in the SunRich Food Group increased by $4,968,000, an increase of 54.6% to $14,069,000 in 2001 versus $9,101,000 in 2000, representing 71.4% of the Company's 2001 consolidated gross margin. The increase in gross margin resulted from the acquisitions noted above, combined with improved product margins on food ingredient and organic feed products, partially offset by the significant losses incurred at Nordic during the year. Excluding losses at Nordic, gross margin increased to 13.9% of revenues versus 13.0% in the prior year.

Research and development costs increased to $547,000 in 2001 as a result of expanded product development initiatives and a study of opportunities related to the European soy foods market. Continued product development is important as the soy and natural food markets continue to grow.

Selling, general and administrative expenses increased to $10,985,000 in 2001 versus $7,072,000 in 2000. The increase is due primarily to the acquisition of First Light Foods in 2001, the full impact of the Northern and Nordic acquisitions in 2000 and increased payroll and related costs as the organization continues to support the growth in operations.

Interest expense on long-term debt and other interest increased to $2,266,000 in 2001 versus $1,111,000 in 2000. The increase was due to the full impact of the acquisitions noted above, in addition to increased use of operating lines of credit throughout the year to support Nordic losses and capital expansion projects.

Pre-tax earnings of the SunRich Food Group were $790,000 in 2001 versus $1,230,000 in 2000. Results were positively impacted by the additions of First Light Foods and Northern, but negatively impacted by the near $3,000,000 pre-tax loss at Nordic. The Company expects Nordic to be profitable in 2002.

Net earnings improved to $494,000 in 2001 versus $366,000 in 2000.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 29                December 31, 2001 - 10-K

Environmental Industrial Group

The Environmental Industrial Group contributed $31,045,000 or 21.7% of the total Company consolidated revenues, versus $31,286,000 or 30.8% in 2000. Revenues were favourably impacted by the acquisition of Virginia Materials in 2001 plus the full effect of the Temisca and PECAL acquisitions completed in 2000. These increases were partially offset by weak market and economic conditions in the steel and foundry businesses, the loss of a key distribution agreement, the economic impact of the September 11th tragedy on the demand for abrasives and increased competition in the silica sands market.

Gross margin in the Environmental Industrial Group increased to $5,187,000 in 2001 versus $5,014,000 in 2000, representing 26.3% of the Company's consolidated gross margin in 2001. The increase in margin resulted primarily from the acquisition and economic impacts as noted above. As a percentage of revenues, gross margin improved to 16.7% in 2001 from 16.0% in 2000.

Selling, general and administrative expenses increased to $3,885,000 in 2001 versus $2,409,000 in 2000. The increase is due in most part to the acquisition of Virginia Materials in 2001, the full effect of the Temisca and PECAL acquisitions in 2000 and increased costs related to provisions for doubtful accounts.

Interest expense on long-term debt and other interest increased to $463,000 in 2001 versus $416,000 in 2000. The increase in interest expense resulted from additional borrowings required to finance the acquisitions noted above, and increased use of operating lines at times during the year to support internal expansion projects.

Pre-tax earnings of the Environmental Industrial Group were $1,052,000 in 2001 versus $2,579,000 in 2000. Results were positively impacted by the additions of Virginia Materials, Temisca and PECAL, but negatively impacted by unfavourable economic and market conditions and increased competitive pressures in key product groups.

Net earnings were $782,000 in 2001 versus $2,513,000 in 2000 as a result of the factors noted above.

Steam Explosion Technology Group and Corporate Activities

Revenues for the Steam Explosion Technology Group were $572,000 in 2001 versus $545,000 in 2000. Both periods reflect revenues earned from steam explosion licence fees and consulting. No steam explosion equipment sales were recorded in either 2001 or 2000.

Gross margin in the Steam Explosion Technology Group was $450,000 in 2001 versus $492,000 in 2000. The gross margin as a percentage of revenue of 78.7% (90.2% in 2000) reflects the nature of the revenues with minimal associated cost of sales.

The Steam Explosion Technology Group and Corporate selling, general and administration expenses were $2,227,000 in 2001 versus $1,366,000 in 2000. The increase was due to an increase in the costs of administering a growing public company including incremental payroll and related costs, public relations and professional fees, in addition to the ongoing marketing and travel costs incurred to secure a steam explosion equipment sale in China.

The net loss before taxes of $1,578,000 in 2001 versus $1,303,000 in 2000 reflects the positive effect of foreign exchange gains and interest and other income partially offset by the increase in selling, general and administration costs as noted above.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 30                December 31, 2001 - 10-K

Liquidity and Capital Resources at December 31, 2001

Current Assets

Cash and cash equivalents increased to $5,358,000 at December 31, 2001 (2000 - $1,013,000). The balance is due in most part to cash held at the corporate level of $4,290,000 due to funds from private placements completed in 2001, plus cash at SunRich Food Group of $2,723,000 from customer deposits normally received each December. These amounts are partially offset by the Environmental Industrial Group line of credit of $1,783,000 that is netted against corporate cash.

As of December 31, 2001 the company had restricted cash of $1,827,000 (2000 -
Nil) and marketable securities of $10,045,000 (2000 - Nil). The restricted cash relates primarily to funds received on the last private placement that will be released upon final approval of S-3 filing and clearance of the Ontario Securities Commission hold period. The marketable securities are funds from the last private placement, held at year end in a mutual fund corporation which holds cash equivalents.

Trade accounts receivable increased to $13,343,000 at December 31, 2001 from $13,111,000 at December 31, 2000. Trade receivables at December 31, 2001 related to the SunRich Food Group were $8,104,000 (2000 - $8,250,000). Days sales outstanding improved within the Food Group versus 2000. Trade receivables in the Environmental Industrial Group were $5,239,000 (2000 - $4,836,000). Lower accounts receivable balances due to lower fourth quarter year over year sales were offset by higher receivables as a result of the Virginia Materials acquisition in the amount of $909,000.

The note receivable of $3,668,000 (2000 - $5,186,000) and the other long-term payable of $1,926,000 (2000 - $1,651,000) are all related to an agreement with a major European based company to supply product. This agreement required Northern to expand a food processing plant to the customer's specifications and this was completed in 2001. In accordance with the terms of the agreement the customer pays 36 monthly instalments of US$119,000 (total receipts in 2001 - $2,219,000, 2000 - $543,000). The agreement also requires that the Company provide the customer with a product rebate beginning October 2003 until US$1,720,000 is repaid. Upon the application of purchase accounting in 2000, both the receivable and payable were fair valued using a discount rate of 9.5 %.

Inventories increased $6,724,000 to $22,014,000 at December 31, 2001. The SunRich Food Group accounts for $16,446,000 of the total balance (2000 - $10,064,000) and Environmental Industrial Group $5,568,000 (2000 - $5,226,000).
The Steam Explosion Technology Group is not required to carry significant inventories. The higher balances in the SunRich Food Group are primarily due to a change in business practise at Nordic from simply billing a major customer for processing and packaging to buying and invoicing the full product cost including raw materials. In addition, the SunRich Food Group increased its inventory of finished goods related to a specific customer. The Virginia Materials acquisition increased inventories within the Environmental Industrial group by $621,000.

Future income tax assets of $1,057,000 at December 31, 2001 (2000 - $954,000) consists of $715,000 (2000 - $715,000) of Canadian tax losses and scientific research expenditures recorded by the Canadian entity in 2000 and the remaining balance of $342,000 (2000 - $239,000) relates to the SunRich Food Group's accounting reserves not deductible for tax until realized. The Company believes that it is more likely than not that the tax benefit of the recorded assets will be realized.

Property, Plant and Equipment

In 2001, the Company spent $6,223,000 (2000 - $5,353,000) on capital expenditures; the SunRich Food Group spent $4,125,000 (2000 - $4,631,000) on capital expenditures, principally on the acquisition and build-out of the production facility in Afton, Wyoming ($1,814,000) and the upgrade of the Hope conditioning plant ($1,476,000). In 2001, $2,054,000 (2000 - $667,000) was spent in the Environmental Industrial Group, $730,000 for the purchase of a warehouse and the remaining on general additions and replacements including, scales, forklifts and computer equipment. In 2001, $44,000 (2000 - $55,000) was spent by the Steam Explosion Technology Group and at corporate office primarily on computer and lab equipment


--------------------------------------------------------------------------------
Stake Technology Ltd.                 31                December 31, 2001 - 10-K

Investments

Investments increased to $583,000 in 2001 (2000 - $442,000), due primarily to net advances of $183,000 (2000 - $60,000) offset by the equity loss on Easton of $42,000 (2000 - $48,000).

Goodwill

Goodwill increased to $13,602,000 at December 31, 2001 from $11,231,000 at December 31, 2000. This increase was due to $2,488,000 in goodwill recorded on the acquisition of Virginia Materials and International Materials offset by normal amortization.

Pre-operating Costs

In 2001 the company deferred $51,000 in costs related to the start-up of an organic dairy business based in Canada. Amortization of these costs will commence no later than June 30, 2002 and will be amortized on a straight-line basis to December 31, 2003. In 2000, the Company deferred $768,000 of pre-operating costs related to Nordic, which was comprised of the portion of the operating losses from April to December 31, 2000 that were related to the start up phase of the plant. This amount is being written off equally over a 36-month period. As at December 31, 2001 the unamortized balance is $512,000. Readers should note that the $51,000 and $768,000 of pre-operating costs would have been expensed under US GAAP in 2001 and 2000 respectively.

Patents, Trademarks, Licenses and Other Assets

Patents, trademarks, licences and other assets have increased to $4,266,000 at December 31, 2001 (2000 - $432,000) due to the acquisition of trademarks related to First Light Foods of $3,999,000 partially offset by standard amortization expense.

Current liabilities

Accounts payable and accrued liabilities increased to $20,437,000 in 2001

(2000 - $19,359,000). The increase is due primarily to the Virginia Materials acquisition.

Customer deposits of $2,213,000 at December 31, 2001 (2000 - $1,262,000) are
related to cash deposits made by the SunRich Food Group customers in 2001 for year 2002 customer purchases. No recognition of revenue or accrual of costs is booked on these transactions until the goods are shipped.

The current portion of Preference Shares in subsidiary companies increased from $387,000 in 2000 to $458,000 in 2001 and is due to accelerated payments on preferred shares related to the purchase of land in the BEI acquisition. This acceleration is due to the repayment of specific outstanding debt.

New Financing Arrangement Replacing Existing Lines of Credit and Long Term Debt

On March 15, 2002, the Company entered into a new financing arrangement with a major Canadian bank and its U.S. subsidiary. This arrangement includes the following components:

1. US $15,000,000 demand loan with scheduled quarterly payments to amortize the debt over seven years.

      Interest on the demand loan is payable at the borrower's option at U.S. dollar base rate or U.S. LIBOR plus a premium based on certain financial ratios.

      While this loan is payable on demand, the lender has indicated that it is not their intention to demand repayment of this loan in 2002. Accordingly, the only repayment required in 2002 in respect of this loan relates to the regular quarterly payments, which in 2002 amount to $1,750,000 (US $ 1,100,000).

2.    CAN $4,000,000 line of credit facility


--------------------------------------------------------------------------------
Stake Technology Ltd.                 32                December 31, 2001 - 10-K

      Interest on borrowings under this facility is payable monthly and accrues at the borrower's option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers' acceptances, plus a margin based on certain financial ratios of the Company.

3.    US $5,000,000 line of credit facility

      Interest on borrowings under this facility is payable monthly and accrues at the borrower's option based on various reference rates including U.S. bank prime, or LIBOR, plus a margin based on certain financial ratios of the Company.

Total debt of $24,604,000 outstanding at December 31, 2001 was repaid on March 15, 2002 with the proceeds of the new financing arrangement.

The US $15,000,000 demand loan and the Canadian and U.S. line of credit facilities described above are collateralised by a first priority security against all of the Company's assets in both Canada and the United States.

The current and long-term portion of the outstanding debt at December 31, 2001 reflects repayment terms contained in the new financing arrangement. Under new accounting guidelines effective January 1, 2002 all the outstanding new debt as per current terms would be classified as short term to satisfy Canadian GAAP. This classification would be required as the facilities are all due on demand. The Company intends to review these terms in the future. As long as the company continues to make regular scheduled payments and maintain certain financial ratios, it is not the banks intention to demand repayment of this facility.

Under U.S. GAAP, the entire US$15 million demand loan would be classified as a current liability. As a result, currently liabilities would increase by $21,503,000 and long-term debt would decrease by $21,503,000.

Bank Indebtedness

Bank indebtedness as of December 31, 2001 was $1,921,000 (2000 - $3,405,000).
The decrease versus 2000 was due to the repayment and cancellation of a line of credit used in the SunRich Food Group and the netting of the Environmental Industrial Group bank debt of $1,783,000 against corporate cash as the line was held at the same institution.

Long Term Debt

As at December 31, 2001, the company's long term debt, including current portion, was $26,517,000, a decrease of $5,038,000 versus the prior year. Repayment of debt totalled $9,856,000, which included scheduled repayments plus an accelerated US$1,000,000 on one of the Food Group loans. New debt during the year totalled US$2,119,000. Included in this was debt with a related party for US$1,000,000 which was used to repay the amount noted above, plus debts related to the Virginia Materials and First Light Foods acquisitions. The remaining difference is attributable to exchange on US denominated debt.

The new financing arrangements previously stated replaces all but $1,913,000 of the year-end debt including obligations under capital leases. This debt is secured against specific equipment or is uncollateralized.

Other long-term liabilities

The Company had deferred purchase consideration of $1,657,000 at December 31, 2001 relating to the Virginia Materials acquisition. The deferred purchase consideration will be paid on the purchase of the vendor's inventory as acquired. It is expected to take approximately 16 months from December 31, 2001 to satisfy this liability.

The long-term future tax liability of $2,901,000 (2000 - $1,508,000) relates principally to the SunRich Food Group and represents differences between the accounting and tax basis of assets and liabilities primarily related to property, plant and equipment and trademarks offset by the benefit of losses carried forward and the long term portion of the scientific research expenditures tax benefit.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 33                December 31, 2001 - 10-K

The long-term portion of Preference Shares of subsidiary companies was reduced to $205,000 from $462,000 as a result of payments in 2001, which totalled $186,000 in cash payments and the accelerated payments classified as current.

Cash Flow

For the year ended December 31, 2001, cash flow provided by operations before working capital changes increased by $985,000 to $5,406,000 (2000 - $4,421,000), due principally to a $3,115,000 increase in amortization and a decline in the future tax recovery of $1,170,000, offset by lower net earnings of $3,343,000.

Cash flow provided by operations after working capital changes was $510,000 for the year ended December 31, 2001 (2000 - $55,000) as a result of an increase in inventory of $5,389,000 partially offset by lower accounts receivable balances and higher customer deposits.

Cash used in investment activities increased to $17,588,000 in 2001 (2000 - $10,820,000) as a result of an investment of $10 million in marketable securities. During 2001, less cash was utilized in the acquisition of businesses ($3,460,000 in 2001 vs. $5,359,000 in 2000), capital spending increased $870,000
(2001 - $6,223,000 vs. 2000 - $5,353,000) and Northern received a full year repayment from its note receivable in 2001 compared to three months in 2000.

Cash provided by financing activities was $21,317,000 in 2001 (2000 - $9,270,000). The increase in cash from financing in 2001 is due to the four equity placements during the year and proceeds from stock options for total equity proceeds of $33,151,000. This was offset by net repayment of debt and bank indebtedness of $9,821,000 and restricted cash primarily related to the last private placement of $1,827,000.

2000 Operations Compared with 1999 Operations

Consolidated

Revenues in 2000 increased by 115% to $101,653,000 from $47,304,000 in 1999 and the Company's earnings for 2000 increased by 121% to $3,374,000 or $0.15 per common share compared to $1,524,000 or $0.09 per share for the year ended December 31, 1999. The increase in the Company's revenues was due to the 2000 results having Sunrich's operations being included for twelve months rather than five months in 1999 and the acquisitions of PECAL, Northern ,Nordic and Temisca during 2000.

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

Cost of sales increased by 117% to $87,046,000 for the year ended December 31, 2000 compared to $40,127,000 for the year ended December 31, 1999. As noted in the revenue analysis above, the increase in cost of sales was related to the sales increase resulting from the acquisitions made in mid 1999 and during 2000.

The Company's consolidated gross margin was 14.4% in 2000 compared to 15.2% in 1999 as a result of product mix in businesses acquired.

Research and development costs related to the Steam Explosion Technology Group were $200,000 in 2000 compared to $367,000 in 1999. The decrease in research based steam explosion activities in 2000 was as a result of a more focused effort towards the marketing and sale of the technology rather than research.

Selling, general and administration expenditures increased 116% in 2000 to $11,094,000 compared to $5,136,000 for the year ended December 31, 1999. The increase in administrative costs was due to the acquisitions made in mid 1999 and during 2000, and the increased costs of operating a larger public company.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 34                December 31, 2001 - 10-K

Interest on long-term debt and other interest expense increased to $1,527,000 in 2000 from $361,000 in 1999, due principally to the SunRich Food Group's debt obligations. Canadian debt held by the Environmental Industrial Group and Corporate represented $416,000 of interest expense in 2000 and SunRich Food Group's interest expense in 2000 was $1,111,000.

Interest and other income increased to $402,000 in 2000 from $181,000 in 1999 due an increase in interest earned in the Company in 2000 over 1999, principally due to the interest income on long term receivable.

The gain on purchase of Preference Shares of $175,000 (1999 - $nil) resulted from the purchase of the Preference Shares outstanding in a subsidiary company at a value less than their carrying value

The share of losses of equity accounted investees of $48,000 (1999 - $321,000) and dilution gain of $140,000 (1999 - $nil) related to the Company's 32% equity investment in Easton Minerals Ltd. (Easton) a mining exploration company listed on the Canadian Venture Exchange (EM-CDNX). Dilution gains result from the increase in the equity value of Easton due to issues of capital above Stake's carrying cost of this investment.

Earnings before taxes increased by 134% to $2,506,000 in 2000 from $1,072,000 in 1999, as a result of these changes.

The Company recorded the benefit of previously unrecognized Canadian tax loss carry forwards of $1,798,000 (1999 - $635,000) and provided a tax reserve of $864,000 (1999 - $183,000) on the net earnings of the SunRich Food Group. The net tax recovery contributed to an overall increase in net earnings of 122% to $3,374,000 from $1,524,000 in 1999.

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

In 2000, the SunRich Food Group's administration costs were $7,072,000 (1999 - five months - $2,005,000). The increase in these costs is due to the twelve versus five months of administration costs being included for SunRich, and the administration costs of Northern and Nordic since acquisition.

Pre-tax earnings of the SunRich Food Group were $1,230,000 (1999 - five months - $492,000). The net earnings of the Sunrich Food Group were $366,000 (1999 - five months - $309,000). The net earnings of the SunRich Food Group were significantly impacted by the after tax loss from the veggie burger business that was closed prior to December 31, 2000.

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


--------------------------------------------------------------------------------
Stake Technology Ltd.                 35                December 31, 2001 - 10-K

Cost of sales in 2000 attributable to the Environmental Industrial Group were $26,272,000 (1999 - $17,667,000), The Environmental Industrial Group's margin decreased to 16% in 2000 from 19.1% in 1999, due to tight price competition in some of the Environmental Industrial Group's principal product lines.

The Environmental Industrial Group's operations accounted for $2,579,000 of consolidated administration costs (1999 - $1,722,000). The 49.8% increase in these costs is due to the addition of three salesmen and the retention of administration staff from the PECAL acquisition to create a new customer service function for the Environmental Industrial Group and the costs of running a larger Group with more locations.

Pre-tax earnings from operations of the Environmental Industrial Group were $2,579,000 (1999 - $2,058,000).

Tax expense of $66,000 (1999 - $nil) for the Environmental Industrial Group relates to the earnings of Temisca Inc. Due to the loss carry forwards of the Canadian legal entity, no provision for income taxes has been recorded for the earnings of BEI/PECAL. The benefits of these loss carry forwards of $1,798,000 (1999 - $635,000) has been recorded in the Steam Explosion Technology Group and Corporate segment.

Net earnings of the Environmental Industrial Group were $2,513,000 for fiscal 2000 compared to $2,058,000 for fiscal 1999.

Steam Explosion Technology Group and Corporate Activities

Of the $101,653,000 in total revenues 0.5% or $545,000 were derived from the Steam Explosion Technology Group and corporate sales (1999 - $484,000).

The Steam Explosion Technology Group and general corporate revenues of $545,000 in 2000 were generated from steam explosion licence fee revenue and private industry projects of $231,000 (1999 - $410,000) and other corporate revenues were $314,000 (1999 - $74,000). No steam explosion equipment sales were made in 2000 or 1999.

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


--------------------------------------------------------------------------------
Stake Technology Ltd.                 36                December 31, 2001 - 10-K

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of the Company's investment activities is to preserve principal and limit risk. To achieve this objective, the company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash equivalents and are recorded on the balance sheet at fair value with unrealised gains or losses reported through profit and loss.

Debt in both fixed rate and floating rate interest carry varying degrees of interest rate risk. Fixed rate debt may have its fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate debt is generally subject to less interest rate risk than fixed rate debt. As of December 31, 2001, the weighted average interest rate of the fixed rate debt was 7%. With the new financing arrangement as of March 15, 2002 interest expense is expected to decline. Presently the Company's new debt is at floating interest rates that are partially hedged to variable rate investments. Remaining fixed debt is under $2,000,000 and consequently the fair value would not be materially affected by changing interest rates.

Foreign currency risk

All US subsidiaries use the US dollar as their functional currency. These subsidiaries are subject to risks typical of multi-jurisdiction businesses, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The company is exposed to foreign exchange rate fluctuations as the financial results of US subsidiaries are translated into Canadian dollars on consolidation. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in a decrease (increase) in the translated value of the Company's net assets in subsidiaries by $2,436,000. These changes would flow through the Company's cumulative translation adjustment account.

During the year the company realized substantial exchange gains on US denominated net assets at corporate, due primarily to funds held in US dollar cash equivalents. The Company's Environmental Group has US based receivables and payables that on a net basis provide limited exchange exposure. The Company's Food Group also has limited net exposure to other currencies including Canadian. It is the company's intention to hold funds in the currency in which the funds are likely to be used, which will from time to time, potentially expose the company to exchange rate fluctuations when converted into Canadian dollars. At year-end US dollar funds were US$2,500,000. A 10% movement in the level of foreign currency in favour of (against) the Canadian dollar would result in a decrease (increase) in the company's year end financial instruments by $400,000. International sales are made by our US based Food Group in US dollars to avoid currency exposure.

Commodity risk

The SunRich Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practical for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. As at December 31, 2001, the quantity of grain not hedged is not significant and therefore a change in the market price would not have a material impact. There are no futures contracts in the Environmental Industrial Group or the Steam Explosion Technology Group or related to corporate activities.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 37                December 31, 2001 - 10-K

Item 8. Financial Statements and Supplementary Data

Financial statements are set forth on pages F-1 through F-42 of this Report and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 38                December 31, 2001 - 10-K

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Identification of directors and executive officers as at March 8, 2002 is set forth below:

===================================================================================================================================
                                                                                               Number of Shares
                                  Year First                                                     Beneficially
            Name                   Elected                Position              Class of    Owned/Number of Vested
         Directors:            Director/Officer         With Company             Shares             Options            % of Class
----------------------------------------------------------------------------------------------------------------------------------
Jeremy N. Kendall                     1978         Chairman of the Board,        Common        420,317/359,500 (1)         1.83%
                                                     C.E.O. & Director
----------------------------------------------------------------------------------------------------------------------------------
Cyril A. Ing, P. Eng.                 1984         Secretary and Director        Common          66,335/63,500 (2)         0.30%
----------------------------------------------------------------------------------------------------------------------------------
Joseph. Riz, CMA                      1986          Independent Director         Common          33,600/63,500 (3)         0.23%
----------------------------------------------------------------------------------------------------------------------------------
John D. Taylor                        1994      President, C.O.O. & Director     Common         97,027/199,500 (4)         0.70%
----------------------------------------------------------------------------------------------------------------------------------
Tim Bergqvist                         1989          Independent Director         Common          20,000/63,500 (5)         0.20%
----------------------------------------------------------------------------------------------------------------------------------
Michael Boyd                          1995          Independent Director         Common               0/16,000 (6)        0.038%
----------------------------------------------------------------------------------------------------------------------------------
James Rifenbergh                      1996          Independent Director         Common        313,448/113,500 (7)          1.0%
----------------------------------------------------------------------------------------------------------------------------------
Allan Routh                           1999       Director and President of       Common        553,781/110,000 (8)         1.56%
                                                       the Food Group
----------------------------------------------------------------------------------------------------------------------------------
Dennis Anderson                       2000      Director and Executive Vice      Common        3,806,335/4,000 (9)         8.93%
                                                 President of Operations of
                                                       the Food Group
----------------------------------------------------------------------------------------------------------------------------------
Larry (Andy) Anderson, CPA            2000         Director and Part-time        Common         367,089/3,000 (10)         0.87%
                                                  Financial Officer of the
                                                         Food Group
----------------------------------------------------------------------------------------------------------------------------------
Katrina Houde                         2000          Independent Director         Common             0 /16,000 (11)        0.038%
----------------------------------------------------------------------------------------------------------------------------------
Camillo Lisio                  August 2001          Independent Director         Common             0/ 16,000 (12)        0.038%
----------------------------------------------------------------------------------------------------------------------------------
Stephen Bronfman (A)          October 2001          Independent Director         Common              0/10,000 (13)        0.023%
----------------------------------------------------------------------------------------------------------------------------------
Robert Fetherstonhaugh (A)        December          Independent Director         Common              0/10,000 (14)        0.023%
                                      2001
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Other officers:
----------------------------------------------------------------------------------------------------------------------------------
Leslie N. Markow, CA                  1997      Chief Administrative Officer     Common         29,050/61,000 (15)         0.21%
----------------------------------------------------------------------------------------------------------------------------------
David Kruse, CMA                      2000          Vice President , COO         Common              0/19,500 (16)        0.046%
                                                  Environmental Industrial
                                                           Group
----------------------------------------------------------------------------------------------------------------------------------
Steven R. Bromley, CGA           September        Chief Financial Officer        Common         10,000/10,000 (17)        0.047%
                                      2001
===================================================================================================================================
All  Directors  and  Officers                                                    Common   5,716,982/1,138,500 (18)        16.07%
as a group
===================================================================================================================================


--------------------------------------------------------------------------------
Stake Technology Ltd.                 39                December 31, 2001 - 10-K

Percentage ownership is calculated based on 41,081,228 total common shares outstanding at December 31, 2001, plus all common shares subject to an option currently exercisable, which at December 31, 2001 totaled 1,575,425 of which 1,137,500 are related to directors and officers noted above and described below. The remaining 437,925 are options vested to other employees of the Company. This calculation does not include options that have not vested or that have not yet been approved by the directors or warrants or underwriter options/warrants currently outstanding. Therefore, the "Percentage of Class" column is based on 42,656,653 common shares.

(A) Pursuant to the subscription agreement dated September 28, 2001 (described under "Issuance of Securities and Use of Proceeds" - "Private Placement 3
      - 2000"), so long as any member of the Claridge Group (as defined in such subsection) remains the beneficial owner of at least five percent (5%) of the Company's issued and outstanding common shares, the Company will nominate for election and recommend to its shareholders a person designated by Claridge to serve on the Company's Board of Directors. For so long as the beneficial holdings of Claridge shall be at least fifteen percent (15%) of the Company's issued and outstanding common shares, the Company shall nominate a second designee of Claridge. Claridge currently beneficially owns more than fifteen percent (15%) of the Company's issued and outstanding common shares. Messrs. Bronfman and Fetherstonhaugh presently serve on the Company's Board pursuant to this agreement.

(1) Includes options to purchase 4,500 common shares at US$1.06 per share pursuant to 1998 Stake Employee/Director Stock Option Plan

      Includes options to purchase 355,000 common shares at US $1.86 per share pursuant to 2001 Stake Employee/Director Stock Option Plan.

(2) Includes options to purchase 7,500 common shares at US$1.06 per share pursuant to 1998 Stake Employee/Director Stock Option Plan

      Includes options to purchase 10,000 common shares at US$1.313 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 40,000 common shares at US $1.86 per share pursuant to the 2001 Stake Stock Option Plan.

      Includes options to purchase 6,000 common shares at US $2.10 per shares pursuant to 2002 Stake Stock Option Plan.

(3) Includes options to purchase 7,500 common shares at US$1.06 per share pursuant to 1998 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 10,000 common shares at US$1.31 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 40,000 common shares at US $1.86 per share pursuant to 2001 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 6,000 common shares at US $2.10 per shares pursuant to 2002 Stake Stock Option Plan.

(4) Includes options to purchase 4,500 common shares at US$1.06 per share pursuant to 1998 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 195,000 common shares at US $1.86 per share pursuant to 2001 Stake Employee/Director Stock Option Plan.

(5) Includes options to purchase 7,500 common shares at US$1.06 pursuant to the 1998 Stake Employee/Director Stock Option Plan.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 40                December 31, 2001 - 10-K

      Includes options to purchase 10,000 common shares at US$1.31 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 40,000 common shares at US $1.86 per share pursuant to 2001 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 6,000 common shares at US $2.10 per shares pursuant to 2002 Stake Stock Option Plan.

(6) Includes options to purchase 10,000 common shares at US$1.31 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 6,000 common shares at US $2.10 per shares pursuant to 2002 Stake Stock Option Plan.

(7) Includes options to purchase 7,500 common shares and 50,000 common shares at US$1.06 per share pursuant to the 1998 and 1999 Stake Employee/Director Stock Option Plans respectively.

      Includes options to purchase 10,000 common shares at US$1.31 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 40,000 common shares at US $1.86 per share pursuant to 2001 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 6,000 common shares at US $2.10 per shares pursuant to 2002 Stake Stock Option Plan.

(8) Includes options to purchase 110,000 common shares at US$1.06 pursuant to 1999 Stake Option Plan.

(9) Includes options to purchase 4,000 common shares at US$1.31 per share pursuant to the 1999 Stake Employee/Director Stock Option Plan.

(10) Includes options to purchase 3,000 common shares at US$1.31 per share pursuant to the 1999 Stake Employee/Director Stock Option Plan.

(11) Includes options to purchase 10,000 common shares at US$1.31 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 6,000 common shares at US $2.10 per shares pursuant to 2002 Stake Stock Option Plan.

(12) Mr. Lisio was made a director of the Company on August 21, 2001 and 10,000 options were granted upon him joining at US$1.61 per share pursuant to the 2001 Stake Employee/Director Stock Option.

      Includes options to purchase 6,000 common shares at US $2.10 per shares pursuant to 2002 Stake Stock Option Plan.

(13) Mr. Bronfman was elected a director of the Company on September 28, 2001 and 10,000 options were granted at US $2.10 per shares pursuant to the 2002 Stake Employee/Directors Stock Option Plan.

(14) Mr. Fetherstonhaugh was elected a director of the Company on December 13, 2001 and 10,000 options were granted at US $2.10 per shares pursuant to the 2002 Stake Employee/Directors Stock Option Plan.

(15) Includes options to purchase 4,000 common shares at US$1.31 per share pursuant to the 1996 Stake Employee/Director Stock Option Plan.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 41                December 31, 2001 - 10-K

      Includes options to purchase 4,500 common shares at US$1.06 pursuant to the 1998 Stake Stock Option Plan

      Includes options to purchase 52,500 common shares at US $1.86 per share pursuant to 2001 Stake Employee/Director Stock Option Plan.

(16) Includes options to purchase 5,000 common shares at US $1.86 per share pursuant to 2001 Stake Employee/Director Stock Option Plan.

      Includes options to purchase 4,500 common shares at US$1.06 pursuant to the 1998 Stake Stock Option Plan.

      Includes options to purchase 10,000 common shares at US$1.31 per share pursuant to the 1993 Stake Employee/Director Stock Option Plan.

(17) Includes options to purchase 10,000 common shares at US$1.53 from the 1999 Stake Employee/Director Stock Option Plan.

(18)  Summary of Employee/Director Stock Option Plans:

-----------------------------------------------------------------------------------------------------------------
                                                                                 #Held by           Total
                                                 # Held by     # Held by        Employees
      Expiry date            Exercise Price      Directors      Officers       /Consultants
-----------------------------------------------------------------------------------------------------------------
December 11, 2003               US$1.86             454,000           31,000           92,100            577,100
-----------------------------------------------------------------------------------------------------------------
December 31, 2003          US$0.75 to US$1.86       279,500           23,000           39,625            342,125
-----------------------------------------------------------------------------------------------------------------
August 2, 2004                  US$1.06             100,000               --           52,800            152,800
-----------------------------------------------------------------------------------------------------------------
December 31, 2004          US$1.06 to US$1.86        77,500           12,500           34,000            124,000
-----------------------------------------------------------------------------------------------------------------
April 5, 2005                   US$1.41                  --               --           16,000             16,000
-----------------------------------------------------------------------------------------------------------------
August 2, 2005                  US$1.06             110,000               --           10,400            120,400
-----------------------------------------------------------------------------------------------------------------
October 1, 2005              US$1.31-$1.53            7,000               --           45,400             52,400
-----------------------------------------------------------------------------------------------------------------
December 20, 2005               US $1.31             10,000           14,000           59,000             83,000
-----------------------------------------------------------------------------------------------------------------
May 5, 2006                     US$1.80                  --               --           59,500             59,500
-----------------------------------------------------------------------------------------------------------------
June 4, 2006                    US $1.53                 --           10,000               --             10,000
-----------------------------------------------------------------------------------------------------------------
August 21, 2006                 US$1.61              10,000               --            5,000             15,000
-----------------------------------------------------------------------------------------------------------------
September 20, 2006              US $1.80                 --               --            5,500              5,500
-----------------------------------------------------------------------------------------------------------------
December 12, 2006               US $2.10                 --               --           17,600             17,600
-----------------------------------------------------------------------------------------------------------------
                   Total                          1,048,000           90,500          436,925          1,575,425
-----------------------------------------------------------------------------------------------------------------

(b) Set forth below is a biographical description of each director and officer of the Company:

Jeremy Kendall has served as a Director of the Company since September 1978. In June 1983, he was elected Chairman of the Board and Chief Executive Officer of the Company. He is Chairman of the Board of all of the Company's subsidiaries except 1108176 Ontario Limited. He is also Chairman of Jemtec Inc. (6/91 to present), Easton Minerals Ltd. (1/95 to present). In the past 5 years, Mr. Kendall has served on the following board of directors: BI Inc. (9/81 to 11/00), Brigdon Resources Inc. (6/93 to 2/99) and Redaurum Ltd. (6/94 to 12/98). He is also a Director of a number of private and charitable organizations.

Cyril Ing is a Professional Engineer and was elected a Director in January 1984 and became an employee in August 1985. He was an independent consultant specializing in engineering projects involving the combustion of biomass from May of 1982 to August 1985. For the previous 10 years he was President of the Conat Group, a holding company, whose major subsidiary, Westair Systems Inc., is a distributor and manufacturer of industrial dehumidification equipment. In March 1990, Mr. Ing retired from full time employment. In the past 5 years, Mr. Ing has served on the following board of directors: Wisper Inc. (11/99 to present), and Jemtec Inc. (11/99 to present).

Joseph Riz was elected a Director of the Company in July 1986. He is presently Managing Director of Tricapital Management Ltd., a merchant banking and financial advisory firm. From 1983 to 1985 he was an Executive Vice


--------------------------------------------------------------------------------
Stake Technology Ltd.                 42                December 31, 2001 - 10-K

President of Crowntek, Inc. In the past 5 years, Mr. Riz has served on the Board of Directors of Telepanel Systems Inc. (4/89 to present).

Tim Bergqvist was elected a Director of the Company in January of 1989. He has recently retired as the Chairman of Eucalyptus Pulp Mills PLC. He is currently Chairman of Quinta da Rosa (Vinhos do Porto) Lda in Portugal. In the past 5 years, Mr. Bergqvist has not served on any other reporting issuers Board of Directors.

John Taylor was elected to the Board of Directors in December 1994. He was appointed President and Chief Operating Officer of the Company in 1991. From 1986 to 1991, Mr. Taylor was the Company's Vice President of Marketing and Planning. In the past 5 years, Mr. Taylor has not served on any other reporting issuers Board of Directors.

Michael Boyd was elected to the Board of Directors in December 1995. Mr. Boyd was the former Managing Director Merchant Banking of HSBC Capital (Canada) Inc., a merchant-banking subsidiary of the HSBC Bank of Canada. In the past 5 years, Mr. Boyd has served on the following Board of Directors: Wescam Inc. (06/98 to present), Afton Food Group Ltd. (5/00 to present), Rtica Inc. (5/97 to present), and Funtime Gaming Inc. (6/96 to 8/99).

Jim Rifenbergh was elected to the Board of Directors in April 1996. Mr. Rifenbergh is Past President and Chairman of Brown Printing Company of Waseca, Minnesota, a large printing company with plants throughout the United States. He is also a Director of a number of other private companies and organizations. In the past 5 years, Mr. Rifenbergh has served on the Board of Directors of ARC Capital Inc. (6/96 to 12/96).

Allan Routh was elected to the Board of Directors in September 1999. Mr. Routh is President of the SunRich Food Group, Inc., the Company's wholly owned subsidiary. Mr. Routh has been involved in the soy industry since 1984. Mr. Routh has been President and Chief Executive Officer of Sunrich, Inc. since 1994. Mr. Routh is presently serving a term on the Board of Directors of the Soyfoods Association of North America and served as its President between 1999 and 2000. In the past 5 years, Mr. Routh has not served on any other reporting issuers Board of Directors.

Dennis Anderson was elected to the Board of Directors in September 2000. Mr. Anderson is the Executive Vice President Operations of the SunRich Food Group, Inc., the Company's wholly owned subsidiary. Mr. Anderson was the owner of Northern Food & Dairy, Inc. for five years prior to the Company's' acquisition. In the past 5 years, Mr. Anderson has not served on any other reporting issuers Board of Directors.

Larry (Andy) Anderson was elected to the Board of Directors in September 2000. Mr. Anderson is a CPA and a member of the American Institute of CPA's and Minnesota Society of CPA's and acts as a part time financial officer to the SunRich Food Group, Inc.. Prior to his involvement with the SunRich Food Group, Inc., Mr. Anderson was a partner in a Minneapolis CPA firm for more than five years prior to the Company's acquisition of Northern. In the past 5 years, Mr. Anderson has not served on any other reporting issuers Board of Directors.

Katrina Houde was elected to the Board of Directors in December 2000. Ms. Houde is currently an independent consultant. For the five years prior to her election to the Stake Board, Ms. Houde was with Cuddy International Corp., a large international poultry company with 2,200 employees worldwide. Ms. Houde held several senior executive positions at Cuddy International Corp., and served as President of Cuddy Food Products. Her positions at Cuddy encompassed a wide range of responsibilities including human resources, IT, finance, public relations, strategic planning, and governmental affairs, as well as overall accountability for all operating divisions. In the past 5 years, Ms. Houde has not served on any other reporting issuers Board of Directors.

Camillo Lisio spent the last 18 years with Saputo Inc., most recently as President and Chief Operating Officer, until his recent decision to pursue other business and personal interests. Mr. Lisio has been active in business and civic affairs. Other than serving on the Board of Directors of Saputo Inc., he was also a director of the Santa Cabrini Hospital, the International Dairy Foods Association and the National Dairy Council of Canada. Early in his career, he was with CFMB, a multilingual radio station in Montreal, where as interim President, he transitioned the station following the death of the founder. In the past 5 years, Mr. Lisio has served on Board of Directors: of Saputo Inc. (03/98 to 4/01) and Uniforet Inc. (10/98 to 4/01).


--------------------------------------------------------------------------------
Stake Technology Ltd.                 43                December 31, 2001 - 10-K

Stephen Bronfman is Chairman of Claridge SRB Investments Inc., a privately held company with worldwide interests, formed in 1998 to manage his existing holdings and to evaluate future investment opportunities. The Claridge Group currently owns approximately 17.0% of the issued and outstanding common shares of Stake Technology Ltd.. Mr. Bronfman has been active in numerous business and civic affairs. Mr. Bronfman sits on the Board of Directors of The David Suzuki Foundation; The Saidye Bronfman Centre for the Arts; The Samuel and Saidye Bronfman Family Foundation; and The Summit School Foundation. Previously Mr. Bronfman served on the Board of Directors of The Seagram Company, Ltd. and was Co-Chairman of the Executive Committee of the Montreal Expos Baseball Club.

Robert Fetherstonhaugh is a Chartered Accountant and is the Executive Vice President of The Claridge Group. Mr. Fetherstonhaugh has a broad business background both in North America and internationally, previously serving as Deputy Chairman of Trader.com, an international publishing company, and a former partner at KPMG. Mr. Fetherstonhaugh is also currently a director of Trader.com and Unity Wireless Corporation.

Steven Bromley is a Certified General Accountant and joined the Company in June 2001. The Board of Directors appointed Mr. Bromley Chief Financial Officer on September 19, 2001. Prior to joining the Company, Mr. Bromley spent over 13 years in the Canadian dairy industry in a wide rage of financial and operational roles with both Natrel Inc. and Ault Foods Limited. In his last position with Natrel Inc., Mr. Bromley served as Vice President, Business Development and Information Systems. From 1997 to 1999 he served on the Board of Directors of Natrel, Inc.. In the past 5 years, Mr Bromley has not served on any other reporting issuers Board of Directors.

Leslie Markow is a Chartered Accountant and joined the Company in 1991. Ms. Markow was appointed Chief Financial Officer in 1997 and held this position until September 2001 at which time Ms Markow shifted responsibilities to become the Chief Administrative Officer. Ms. Markow was with Coopers & Lybrand, now known as PricewaterhouseCoopers LLP, from 1983-1991, last as an Audit Manager. She is also CFO and nominated as a director of Easton Minerals Limited as well as being a director of Jemtec Inc., both CDNX listed companies.

David Kruse is a Certified Management Accountant and joined the Company in 1997. Mr. Kruse was appointed Vice President of the Company and the Chief Operating Officer of the Environmental Industrial Group in 2000. In the past 5 years, Mr. Kruse has not served on any reporting issuers Board of Directors

Audit Committee

The following three independent Directors are members of the audit committee:
Michael Boyd, Joseph Riz, and Katrina Houde.

Mr. Boyd is chairman of the Audit Committee. The Audit Committee's duties and responsibilities are documented in a formal audit committee charter. These duties include (a) providing oversight of the financial reporting process and management's responsibility for the integrity, accuracy and objectivity of financial reports and related financial reporting practices; (b) recommending to the Board of Directors the appointment of the Company's auditors; (c) providing oversight of the adequacy of the Company's system of internal controls; and (d) providing oversight of management practices relating to ethical considerations and business conduct, including compliance with laws and regulations.

The audit committee meets formally four times a year, once to review the 10K and annual audited financial statements and before each quarter's earnings are filed to review interm financial statements and Form 10Q which is filed with the Securities and Exchange Commission/Nasdaq in the US and the Toronto Stock Exchange and Ontario Securities Commission in Canada. Other meetings may be held as at the discretion of the Chair of the Audit Committee, Mr. Michael Boyd. During, 2001, the audit committee met four times. The Audit Committee has free and unfettered access to PricewaterhouseCoopers, the Company's auditors.

Corporate Governance (Executive Committee) and Compensation Committee

The following three independent Directors are members of the Corporate Governance (Executive Committee) and Compensation Committee: Camillo Lisio, Joe Riz and Robert Fetherstonhaugh.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 44                December 31, 2001 - 10-K

On September 13, 2001 the Company created, by board resolution, the Corporate Governance Committee. This committee also acts as the Company's Compensation Committee. The Company and the Corporate Governance Committee have developed a set of formal Corporate Governance Policies that are monitored on an ongoing basis to ensure that the Company is in compliance with its Corporate Governance Policies.

The function of the Compensation Committee is to determine the compensation of the CEO as well as to review and approve the compensation recommended by the CEO for all other senior officers and employees of the Company. In addition, this committee oversees the Option Plans of the Company. The Compensation Committee formally meets in person once a year, normally in December. In addition, several telephone meetings are held during the year for administrative matters connected to the responsibilities of this Committee.

Statement of Stake Technology Ltd.'s Corporate Governance Practices:

           Governance Guidelines                       Stake Technology Ltd.'s Practices
1.         The Board of the Directors is responsible   In accordance with the Canada Business Corporations Act,
           for the stewardship of Stake Technology     the business of the Corporation is managed under the
           Ltd. ("Corporation"), and specifically      direction of its Board of Directors. The Chairman and
           for:                                        Chief Executive Officer makes recommendations to the
                                                       Board of Directors with respect to matters of corporate
                                                       policy after discussion, when appropriate, with the
                                                       members of Senior Management. The Board of Directors
                                                       then takes the decisions that it deems appropriate,
                                                       supervises the execution of such decisions and reviews
                                                       the results obtained.

  (a.)     adoption of a strategic planning process    The duties of the Board of Directors include the review
                                                       on an annual basis of the three-year strategic plan for
                                                       each operating group of the Corporation.

  (b.).    identification of principal risks, and      The Board of Directors' duties include the review of
           implementing risk managing systems          overall business risks and of the Corporation's
                                                       practices and policies for dealing with these risks.

                                                       In addition, the Audit Committee assesses principal
                                                       risks which the Corporation faces and, where
                                                       appropriate, proposes the implementation of risk
                                                       management systems.

  (c.)     succession planning and monitoring senior   The Board Governance Committee reviews, reports, and
           management                                  where appropriate, provides recommendations to the Board
                                                       of Directors on succession planning matters and, with
                                                       the Audit Committee and the Board of Directors, monitors
                                                       the performance of senior management.

  (d.)     communications policy                       Each of the Board of Directors and the Audit committee
                                                       reviews and, where required, approves statutory
                                                       disclosure documents prior to their distribution to
                                                       shareholders.

                                                       In addition, the Corporation has a shareholder relations
                                                       process to respond to shareholder questions and
                                                       concerns. All communications from shareholders are
                                                       referred to the Chairman or the appropriate corporate
                                                       officer for response. Management promptly advises the
                                                       Board of Directors if shareholders raise any significant
                                                       issues. In addition, the Corporation communicates with
                                                       its shareholders, securities analysts and the media
                                                       regularly on developments in its business and results,
                                                       through the annual report, interim financial statements
                                                       and reports to shareholders, press releases and material
                                                       change reports as per communication policy.

  (e.)     integrity of internal control and           The Board of Directors' duties include the assessment of
           management information systems              the integrity


--------------------------------------------------------------------------------
Stake Technology Ltd.                 45                December 31, 2001 - 10-K

                                                       of the Corporation's internal controls and information
                                                       systems. In addition, the Audit Committee has oversight
                                                       responsibility of internal controls and management
                                                       information systems.

2.         Majority of Directors should be             The Board of Directors is composed of fourteen persons.
           "unrelated" (independent of management      Of the fourteen Directors, nine are "unrelated" under
           and free from conflicting interest) to      the Guidelines and the five others are Senior Officers
           the Corporation and the Corporation's       of the Corporation. The composition of the Board of
           significant shareholder, if any.            Directors fairly reflects, therefore, the investment in
                                                       the Corporation by the shareholders.

3.         Disclose for each Director whether he is    Jeremy N. Kendall         Related         Chairman and Chief
           related, and how that conclusion was                                                  Executive Officer
           reached
                                                       John D. Taylor            Related         President and Chief
                                                                                                 Operating Officer
                                                       Allan Routh               Related         Director and President of
                                                                                                 the SunRich Food Group,
                                                                                                 Inc.
                                                       Dennis Anderson           Related         Director and Executive
                                                                                                 Vice President -
                                                                                                 Operations of the SunRich
                                                                                                 Food Group, Inc.
                                                       Larry (Andy) Anderson     Related         Director and Part-time
                                                                                                 Financial Officer of the
                                                                                                 Sunrich Food Group, Inc.
                                                       Cyril A. Ing              Unrelated
                                                       Joseph Riz                Unrelated
                                                       Tim Bergqvist             Unrelated
                                                       Michael Boyd              Unrelated
                                                       Jim Rifenbergh            Unrelated
                                                       Katrina Houde             Unrelated
                                                       Camillo Lisio             Unrelated
                                                       Robert Fetherstonhaugh    Unrelated
                                                       Stephen Bronfman          Unrelated

4.         Appoint a Committee of Directors            The Chairman of the Board or other Directors submits to
           responsible for proposing to the full       the Board Governance Committee candidates to fill
           Board of Directors new nominees to the      vacancies on the Board of Directors. If the candidacy is
           Board and for assessing Directors on an     endorsed by the Board Governance Committee, it is then
           ongoing basis                               submitted to the approval of the Board of Directors. New
                                                       Directors are then included in an orientation and
                                                       education program (see Item 6).

5.         The Board Governance Committee is           The Board Governance Committee is composed of three
           composed exclusively of outside Directors   outside Directors.

6.         Implement a process for assessing the       An annual review of Board members is undertaken by the
           effectiveness of the Board of Directors,    Board Governance Committee with advice from the Chairman
           its Committees and individual Directors     and CEO.
           in accordance with overall governance
           policy


--------------------------------------------------------------------------------
Stake Technology Ltd.                 46                December 31, 2001 - 10-K

7.         Provide orientation and education           New Directors participate in an initial information
           programs for new Directors                  session on the Corporation in the presence of Management
                                                       representatives. In addition, they are furnished with
                                                       appropriate documentation relating to the commercial
                                                       activities of the Corporation and the internal
                                                       organization of the Corporation; monthly reports
                                                       detailing the commercial activities of the Corporation
                                                       and the internal organization of the Corporation. The
                                                       meetings in which new Directors participate (including
                                                       annual strategic planning sessions) as well as
                                                       discussions with other Directors and with management
                                                       permit new Directors to familiarize themselves rapidly
                                                       with the operations of Corporation. Facility visits can
                                                       also be arranged for new Directors.

8.         Consider reducing the size of the Board     The Board of Directors is of the view that its size and
           of Directors, with a view to improving      composition is somewhat larger than ideal and intends to
           effectiveness                               reduce its size from 14 to 9 over a period of time,
                                                       reducing both related and unrelated Directors.

9.         The Board of Directors should review        The Board Governance Committee of the Board of Directors
           compensation of Directors in light of       reviews periodically compensation policies in light of
           risks and responsibilities                  market conditions and practice and in light of risks and
                                                       responsibilities.

10.        Committees of the Board of Directors        The Board Governance Committee is composed of three
           should generally be composed of unrelated   unrelated Directors. The Board Governance Committee has
           (non-management) Directors, a majority of   the responsibility, upon the recommendation of the
           whom are unrelated Directors                Chairman and Chief Executive Officer, for defining
                                                       salary classes and levels and extent of participation in
                                                       the incentive program. In addition, this Committee
                                                       determines, based on the proposal of the Chairman of the
                                                       Board, the persons eligible to benefit from the stock
                                                       option plan and in which proportion, according to their
                                                       position. The Board Governance Committee also assesses
                                                       the performance of the Chairman and Chief Executive
                                                       Officer; the Committee's recommendations in this regard
                                                       are then presented to the Board of Directors. When a
                                                       vacancy on the Board of Directors needs to be filled,
                                                       the Chairman of the Board recommends the person or
                                                       persons whom he deems appropriate to fill the vacancy
                                                       and submits his proposal to the Board Governance
                                                       Committee. The Board Governance Committee can then
                                                       endorse such recommendations, which, if endorsed, are
                                                       presented to the Board of Directors.

11.        The Board of Directors should expressly     The Board Governance Committee is responsible for
           assume responsibility for, or assign to a   developing and monitoring the Corporation's approach to
           committee the general responsibility for,   governance issues and for the Corporation's response to
           approach to corporate governance issues     the Guidelines and recommending these policies to the
                                                       Board of Directors.

12.a.      Define limits to Management's
           responsibilities by developing mandates
           for:

  (i)      the Board of Directors                      The Board of Directors is, by law, responsible for
                                                       managing the business and affairs of the Corporation.
                                                       Any responsibility, which is not delegated to either
                                                       Management or a Committee remains with the Board of
                                                       Directors. In general, all matters of policy and all
                                                       actions proposed to be taken which are not in the
                                                       ordinary course of business require the prior approval
                                                       of the Board of Directors or of a Board committee to
                                                       which approval authority has been delegated.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 47                December 31, 2001 - 10-K

  (ii)     the CEO                                     The corporate objectives which the Chairman and Chief
                                                       Executive Officer is responsible for meeting, with the
                                                       rest of Management placed under his supervision, are
                                                       determined by the strategic plans and the budget as they
                                                       are approved each year by the Board of Directors.
                                                       Performance of the Chairman and Chief Executive Officer
                                                       and Management is assessed against the achievement of
                                                       the strategic plans and the budget.

  b.       the Board of Directors should approve       The Board of Directors governs the strategic plan and
           CEO's corporate objective                   budgets for the Corporation.

13.        Establish procedures to enable the Board    While there are no formal structures in place to ensure
           of Directors to function independently of   that the Board of Directors can function independently
           management                                  of Management, the Board of Directors of the Corporation
                                                       is free to ask one or more members of Management to
                                                       withdraw during certain discussions and the Directors of
                                                       the Corporation would not hesitate to meet without the
                                                       presence of the members of Management who are also
                                                       Directors, including the Chairman and Chief Executive
                                                       Officer, if the circumstances were to so require.

14(a.)     establish an Audit Committee with a         The roles and responsibilities of the Audit Committee
           specifically defined mandate                have been specifically defined by the Audit Committee
                                                       and approved by the Board of Directors and include the
                                                       review of the annual and interim financial statements of
                                                       the Corporation. The Audit Committee has direct
                                                       communication channels with both the internal financial
                                                       management and external auditors to discuss and review
                                                       specific issues as appropriate.

  (b.)     all members should be non-management        The Audit Committee is composed of three outside
           Directors                                   Directors, all of whom are "unrelated" and are advised
                                                       by the Vice President, Finance and Chief Financial
                                                       Officer who can facilitate the understanding by the
                                                       remaining members of the Committee of given situations.

15.        Implement a system to enable individual     Individual Directors could, if required, retain outside
           Directors to engage outside advisors, at    advisors at the Corporation's expense.
           the Corporation's expense


--------------------------------------------------------------------------------
Stake Technology Ltd.                 48                December 31, 2001 - 10-K

Board Compensation

In addition to annual grants of options, Directors who are not Company officers receive a director fee of $1,500 for each board meeting attended in person as well as $250 for participating in committee meetings and telephone meetings, plus reimbursement of travelling and administrative expenses to attend meetings and manage their Board responsibilities. The Corporate Secretary receives an additional $500 per quarter for his additional responsibilities.

(c)   Identification of Executive Officers of Registrant:

The following table shows certain information with respect to the Company's Officers, including its Executive Officers as of March 8, 2002:

===================================================================================================================
Name                       Age            Officers of Stake
-------------------------------------------------------------------------------------------------------------------
Jeremy N. Kendall  *       62             Chairman of the Board (1983)
                                          Chief Executive Officer (1983)
                                          Director (1978)
===================================================================================================================
John D. Taylor  *          49             Director (1994)
                                          President and Chief Operating Officer (1991)
                                          Vice President, Marketing and Planning (1986)
===================================================================================================================
Cyril A. Ing *             69             Corporate Secretary and Director (1984)
===================================================================================================================
Steven R. Bromley  *       42             Vice President, Finance and Chief Financial Officer (2001)
===================================================================================================================
Leslie N. Markow  *        41             Vice-President,  Corporate  Compliance/Regulatory  Reporting  and  Chief
                                          Administration Officer (2001)
                                          Vice President, Finance and Chief Financial Officer (1997- 2001),
                                          Controller (1991-1997), Assistant Corporate Secretary (1993)
===================================================================================================================
David Kruse  *             34             Vice President, COO, Environmental Industrial Group (2000)
===================================================================================================================

*     Director and Officer biographies are detailed in the proceeding pages

There are no family relationships between any of the Officers or Directors of the Company.

Officers of the Company are elected by the Board of Directors at its first meeting after each Annual Meeting of Shareholders and serve a term of office until the next Annual Meeting. Officers elected by the Board of Directors at any other time serve a term of office until the next Annual Meeting.

The Annual Meeting of Shareholders for 2002 will be held on June 18, 2002 at a location in downtown Toronto, Ontario, Canada.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 49                December 31, 2001 - 10-K

Item 11. Executive Compensation

The following tables set forth all remuneration paid by the Company and its subsidiaries during the last three years ended December 31, 2001, 2000 and 1999 to its C.E.O. and top four executive officers as well as top two divisional employees earning in excess of US$100,000:

                           SUMMARY COMPENSATION TABLE
                             (STATED IN US DOLLARS)

                                                    Annual Compensation                        Awards                Payouts
================================================================================================================================
                                                                         Other
   Name and Principal Occupation                                         Annual     Restricted                      All Other
                                                                      Compensation    Stock     Option    LTIP     Compensation
                                        Year      Salary      Bonus        (6)        Awards     SARs    Pay-outs      (7)
--------------------------------------------------------------------------------------------------------------------------------
Jeremy N. Kendall - C.E.O.              2001     $167,332    $13,347       $14,001         --        --       --       $269,123
--------------------------------------------------------------------------------------------------------------------------------
                                        2000     $169,263    $45,590        $6,910         --        --       --             --
--------------------------------------------------------------------------------------------------------------------------------
                                        1999     $154,478     $4,889       $17,524         --        --       --             --
--------------------------------------------------------------------------------------------------------------------------------
John D. Taylor - C.O.O.                 2001     $109,679    $10,968       $10,003         --        --       --       $147,828
--------------------------------------------------------------------------------------------------------------------------------
                                        2000     $115,479    $32,870       $15,560         --        --       --             --
--------------------------------------------------------------------------------------------------------------------------------
                                        1999     $112,245    $14,747       $11,494
--------------------------------------------------------------------------------------------------------------------------------
Steven R. Bromley - C.F.O (1).          2001      $60,282     $6,236       $10,425         --        --       --             --
--------------------------------------------------------------------------------------------------------------------------------
Leslie N. Markow - C.A.O (2)            2001      $90,381     $8,314       $11,937         --        --       --        $39,800
--------------------------------------------------------------------------------------------------------------------------------
                                        2000      $69,014    $11,824       $13,137
--------------------------------------------------------------------------------------------------------------------------------
                                        1999      $60,573     $5,358        $7,745
--------------------------------------------------------------------------------------------------------------------------------
David Kruse - VP, COO Environmental     2001      $83,925     $1,358       $11,049         --        --       --         $3,790
Industrial Group (3)
--------------------------------------------------------------------------------------------------------------------------------
                                        2000      $62,618     $8,457       $12,345                                      $12,345
--------------------------------------------------------------------------------------------------------------------------------
Allan Routh - Director and              2001     $116,923    $40,000        $5,370         --        --       --             --
President of the SunRich Food Group
(4)
--------------------------------------------------------------------------------------------------------------------------------
                                        2000     $110,000    $20,000        $6,555
--------------------------------------------------------------------------------------------------------------------------------
                                        1999      $44,423    $60,000        $3,774
--------------------------------------------------------------------------------------------------------------------------------
Dennis Anderson - Director and          2001     $130,960    $18,689        $2,619         --        --       --             --
Executive Vice President of
Operations of the Food Group (5)
--------------------------------------------------------------------------------------------------------------------------------
                                        2000      $18,689         --          $761         --        --       --             --
================================================================================================================================

      (1) Mr. Steven R. Bromley joined the Company on June 4, 2001 and was appointed Vice President, Finance and Chief Financial Officer in September 2001, at an annual salary before bonuses and benefits of US$103,292.

      (2) Ms. Leslie N. Markow was the Vice President, Finance and Chief Financial Officer in 1999, 2000. In September 2001, Ms. Markow relinquished this position and assumed the role of Chief Administrative Officer.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 50                December 31, 2001 - 10-K

      (3) Mr. David Kruse was appointed a Vice President of the Company during 2000; therefore 1999 earnings are not reported.

      (4) Mr. Alan Routh joined the Company in August 1999; therefore 1999 compensation reflects the five month period from August to December 1999.

      (5) Mr. Dennis Anderson joined the Company in September 2000; therefore 2000 compensation reflects the period of September 16 to December 31, 2000.

      (6) Other annual compensation represents taxable benefits for automobile use or reimbursement of costs, life insurance, retirement savings contributions, and interest on short-term loans.

      (7) All Other compensation is the value received over exercise price of stock options exercised.

Executive employment contracts

Mr. Jeremy Kendall, Chairman & C.E.O., entered into an employment contract with the Company in October 2001 for a period through February 26, 2020. The contract anticipates that on February 26, 2005, his 65th birthday, Mr. Kendall may elect to relinquish the role of C.E.O. and maintain being the Chairman of the Board, subject to shareholder and Board approval, at a reduced level of compensation. The contract provides for consulting fees to be paid on a sliding scale over time until February 20, 2020 to Mr. Kendall or his spouse. These consulting fees are to be paid even if Mr. Kendall retires fully, the Company no longer requires his services or if Mr. Kendall passes away before February 26, 2020.

Mr Allan Routh, President of The SunRich Food Group, Inc. has an annual employment contract renewable on a mutual basis between Mr. Routh and the Company each August 1st.

Mr. Dennis Anderson, Executive Vice President of The SunRich Food Group, Inc. has an initial 2 year employment contract that may be renewed on a mutual basis between Mr. Anderson and the Company starting at the end of the first two year period which expires on September 20, 2002.

None of the other executives listed in the Summary Compensation Table above have employment contacts.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 51                December 31, 2001 - 10-K

The following table contains information concerning individual grants of stock options made during the last completed fiscal year, to the following executive officers:

                        OPTION GRANTS IN PAST FISCAL YEAR

===============================================================================================================================
                                                      % of Total Options     Exercise on
           Name                 Options Granted      Granted to Employees     base price             Expiration Date
                                                        in Fiscal Year       (US$/Share)
-------------------------------------------------------------------------------------------------------------------------------
 Jeremy N. Kendall - C.E.O.         355,000                  29.3%              $1.86         225,000 on December 11, 2003,
                                                                                              102,500 on December 31, 2003,
                                                                                               27,500 on December 31, 2004
-------------------------------------------------------------------------------------------------------------------------------
 John D. Taylor - President         195,000                  16.1%              $1.86         112,000 on December 11, 2003,
        and C.O.O.                                                                             55,000 on December 31, 2003,
                                                                                               27,500 on December 31, 2004
-------------------------------------------------------------------------------------------------------------------------------
 Steven R. Bromley - C.F.O      50,000 - 10,000              4.1%              $1.53125                June 4, 2006
                              vested on grant and
                               10,000 on each of
                              June 4, 2002 to 2005
===============================================================================================================================
 Leslie N. Markow - C.A.O.           52,500                  4.3%               $1.86          17,000 on December 11, 2003,
                                                                                               23,000 on December 31, 2003,
                                                                                               12,500 on December 31, 2004
===============================================================================================================================
     David Kruse - Vice              5,000                   0.4%               $1.86               December 11, 2003
      President, COO
 Environmental Industrial
           Group
===============================================================================================================================

No options were granted to Mr. Routh or Mr. Dennis Anderson during 2001.

                         DECEMBER 31, 2001 OPTION VALUES
                             (STATED IN US DOLLARS)

===============================================================================================================================
                 (a)                       (b)           (c)                (d)                           (e)
-------------------------------------------------------------------------------------------------------------------------------
                 Name                     Shares       Value
                                         Acquired   Realized in   Number of Unexercised     Value of Unexercised in the Money
                                            on        2000 ($)     Options at 12/31/01             Options at 12/31/01
                                         Exercise                 Vested/Not Yet Vested           Vested/Not Yet Vested
                                            in
                                         2001 (#)
-------------------------------------------------------------------------------------------------------------------------------
Jeremy N. Kendall - C.E.O.               355,000      $269,123         359,500/3,000                $115,032/$3,321
===============================================================================================================================
John D. Taylor - C.O.O.                  195,000      $147,828         199,500/3,000                 $65,432/$3,321
===============================================================================================================================
Steven R. Bromley - C.F.O.                  --            --           10,000/40,000                 $6,388/$25,550
===============================================================================================================================
Leslie N. Markow - C.A.O.                 52,500       $39,800          61,000/9,000                 $24,685/$8,463
===============================================================================================================================
David Kruse - Vice President, COO          5,000        $3,790         19,500/18,000                 $15,102/16,176
Environmental Industrial Group
===============================================================================================================================
Allan Routh - Director and President        --            --          110,000/90,000               $238,700/$99,630
of the SunRich Food Group
===============================================================================================================================
Dennis Anderson - Director and              --            --            4,000/4,500                  $2,571/$3,857
Executive Vice President of
Operations of the Food Group
===============================================================================================================================


--------------------------------------------------------------------------------
Stake Technology Ltd.                 52                December 31, 2001 - 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning share ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Shares and all directors and officers of the Company as a group as of March 8, 2002.

====================================================================================================================
               Name and Address                 Class of Share    Amount of Ownership       Percent of Class (2)
             of Beneficial Holder
--------------------------------------------------------------------------------------------------------------------
Claridge Israel LLC                                 Common           7,011,600                      17.0%
C/o Davies Ward Phillips and Vineberg
625 Madison Avenue Floor 12
New York, New York 10022
====================================================================================================================
Gruber & McBaine Capital Management                 Common           3,837,100                      9.3%
50 Osgood Place, San Francisco
California USA 94133
====================================================================================================================
Dennis Anderson                                     Common           3,806,335                      9.3%
2214 Geneva Road NE, Alexandria
Minnesota USA 56308
====================================================================================================================
All Directors and Officers                        Common (1)       1,910,647(a)                    4.6% (a)
As a group (sixteen) - (a) excluding Dennis                        5,716,982(b)                   13.9% (b)
Anderson who is disclosed above and (b)
not excluding Mr. Anderson's shares
====================================================================================================================

(1) For details of shares owned by officers and directors - Identification of Directors and Executive Officers.

(2) Percentage ownership is calculated based on total Common Shares outstanding at March 8, 2002 of 41,129,328. It does not include warrants or options that have vested or have not yet vested.

Item 13. Certain Relationships and Related Transactions

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


--------------------------------------------------------------------------------
Stake Technology Ltd.                 53                December 31, 2001 - 10-K
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

Loans

Included in other long-term debt is an uncollateralized loan due to a shareholder of US$1,592,000 (2000 - $nil) bearing interest at 6% with interest only payable to January 31, 2003, at which time the full note is due. Also included in other long-term debt is an uncollateralized loan of US$154,000

(2000 - $178,000) due to a shareholder, payable in monthly instalments of principal and interest of US$2,543 through to August 24, 2005, bearing interest at 8%.

In March 2002, both notes were repaid as part of the Company's new financing arrangements with the Bank of Montreal and Harris Trust and Savings Bank.

Rental property

The Company leases certain real estate to a shareholder under operating leases that expire in August 2010. Annual rental under each of the leases is $2.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 54                December 31, 2001 - 10-K

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

STAKE TECHNOLOGY LTD.                                                  Form 10-K

(a) Documents filed as part of this Report                                              Page
                                                                                        ----
         1.  Consolidated Financial Statements                                          F-1

         Independent Auditors' Report                                                   F-2

         Consolidated Balance Sheets as at
         December 31, 2001 and 2000                                                     F-3, F-4

         Consolidated Statements of Earnings -
         For the Years ended December 31, 2001, 2000 and 1999                           F-5

         Consolidated Statements of Retained Earnings -
         For the Years ended December 31, 2001, 2000 and 1999                           F-6

         Consolidated Statements of Cash Flows -
         For the Years ended December 31, 2001, 2000 and 1999                           F-7

         Notes to Consolidated Financial Statements -
         For the Years ended December 31, 2001 and 2000                                 F-8 - F42

         3.  Exhibits

         3.1      -     Amalgamation of Stake Technology Ltd and 3754481 Canada
                        Ltd. (formerly George F. Pettinos (Canada) Limited) (I)

         3.3      -     Bylaw No. 14 approved by shareholders - June 17, 1997
                        (D)

         10.1     -     Court Order dated January 20, 1995 awarding certain
                        assets of Barmin Inc. to Barnes Environmental Inc. (A)

         10.2     -     Shareholder Agreement dated January 20, 1995 between
                        Stake Technology Ltd., Bentonite of Canada Inc. and
                        Barnes Environmental Inc. (A)

         10.3     -     1993 Employee/Director Stock Option Plan dated May 19,
                        1993 (B)

         10.4     -     Share Purchase Agreement dated November 15, 1995 between
                        Stake Technology Ltd., Bentonite of Canada Inc. and
                        Peter Barnes. (B)

         10.5     -     1996 Employee/Director Stock Option Plan dated September
                        27, 1996 (C)

         10.6     -     1998 Stock Option Plan dated December 12, 1997 (E)

         10.7     -     Agreement and Plan of Reorganization among Stake
                        Technology Ltd, Stake Minnesota, Inc. and SunRich, Inc.
                        dated April 8, 1999. (F)

         10.8     -     1999 Stock Option Plan dated February 18, 1999 (G)

         10.9     -     Agreement to purchase George F. Pettinos (Canada)
                        Limited dated February 28, 2000 (I)

         10.10    -     Agreement to purchase Northern Food & Dairy, Inc. dated
                        September 15, 2000 (H)


--------------------------------------------------------------------------------
Stake Technology Ltd.                 55                December 31, 2001 - 10-K

         10.11    -     Agreement to purchase Temisca, Inc. dated October 31,
                        2000 (I)

         10.12          Credit Agreement with Bank of Montreal dated February 28
                        2002 (J)

         10.13 Facility B Loan Authorization Agreement with Harris Trust and Saving Bank (J)

         10.14          2001 Stock Option Plan dated March 13, 2001 (J)

         21       -     List of subsidiaries (J)

         24       -     Powers of Attorney (J)

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

         (H) Previously filed as an Exhibit to the Company's Form 8K filed September 28, 2000.

         (I) Previously filed as an Exhibit to Company's annual report of Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

         (J)      Filed herewith.

         No filings of 8K in 2001

         Filings of 8K in 2000

         Form 8K filed March 12, 2000 relating to the acquisition of PECAL.

         Form 8K filed September 28, 2000 relating to the acquisition of Northern Food & Dairy, Inc.

         Form 8K amendments filed November 28, 2000 relating to the acquisition of Northern Food & Dairy, Inc.


--------------------------------------------------------------------------------
Stake Technology Ltd.                 56                December 31, 2001 - 10-K

STAKE TECHNOLOGY LTD.


Date:  March 27, 2002                          /s/ Steven R. Bromley
       --------------                          ---------------------
Stake Technology Ltd.
Steven R. Bromley
Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature                             Title                                                   Date
------------------------------------------------------------------------------------------------------------------------------
            *                                                                                 March 27, 2002
-----------------------------
Jeremy N. Kendall                     Chairman, Chief Executive Officer
                                      And Director (Principal Executive Officer)
                                                                                              March 27, 2002
-----------------------------
John D. Taylor                        President and Chief Operating Officer

            *                                                                                 March 27, 2002
-----------------------------
Steven R. Bromley                     Vice President, Finance and Chief Financial
                                      Officer (Principal Financial and Accounting Officer)

            *                                                                                 March 27, 2002
-----------------------------
Cyril A. Ing                          Director and Corporate Secretary

            *                                                                                 March 27, 2002
-----------------------------
Joseph Riz                            Director

            *                                                                                 March 27, 2002
-----------------------------
Tim Bergqvist                         Director

            *
-----------------------------
Michael Boyd                          Director                                                March 27, 2002

            *
-----------------------------
Jim Rifenbergh                        Director                                                March 27, 2002

            *
-----------------------------
Allan Routh                           Director                                                March 27, 2002

            *
-----------------------------
Dennis Anderson                       Director                                                March 27, 2002

            *
-----------------------------
Larry Anderson                        Director                                                March 27, 2002

            *
-----------------------------
Katrina Houde                         Director                                                March 27, 2002

            *
-----------------------------
Camillo Lisio                         Director                                                March 27, 2002


--------------------------------------------------------------------------------
Stake Technology Ltd.                 57                December 31, 2001 - 10-K

-----------------------------
Stephen Bronfman                      Director                                                March 27, 2002

-----------------------------
Robert Fetherstonhaugh                Director                                                March 27, 2002

* By his signature set forth below, Steven R. Bromley, pursuant to a duly executed power of attorney filed with the Securities and Exchange Commission as an exhibit to this report, has signed this report on behalf of and as Attorney-In-Fact for this person.


/s/ Steven R. Bromley - Steven R. Bromley -Attorney-in-Fact
---------------------


--------------------------------------------------------------------------------
Stake Technology Ltd.                 58                December 31, 2001 - 10-K