Form 10-K405/A
period 2001-12-31
STAKE TECHNOLOGY LTD
filed 2002-04-08
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

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

            *                                                                                 March 27, 2002
-----------------------------
John D. Taylor                        President and Chief Operating Officer

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

            *
-----------------------------
Stephen Bronfman                      Director                                                March 27, 2002

            *
-----------------------------
Robert Fetherstonhaugh                Director                                                March 27, 2002

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

Stake Technology Ltd.

Consolidated Financial Statements
(expressed in Canadian dollars)

                   [LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP]

March 18, 2002

Auditors' Report

To the Shareholders of Stake Technology Ltd.

We have audited the consolidated balance sheets of Stake Technology Ltd. as at December 31, 2001 and 2000 and the consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in accordance with Canadian generally accepted accounting principles.


/s/ PricewaterhouseCoopers LLP

Chartered Accountants

PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and other members of the worldwide PricewaterhouseCoopers organization.

Stake Technology Ltd.
Consolidated Balance Sheets
As at December 31, 2001 and 2000
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                                           2001           2000
                                                                              $              $
Assets (note 7)

Current assets
Cash and cash equivalents                                             5,358,000      1,013,000
Restricted cash (notes 7 and 9)                                       1,827,000             --
Marketable securities                                                10,045,000             --
Accounts receivable - trade                                          13,343,000     13,111,000
Current portion of note receivable (note 3)                           2,001,000      2,150,000
Inventories (note 4)                                                 22,014,000     15,290,000
Other receivables and prepaid expenses                                2,004,000      1,281,000
Future income taxes (note 10)                                         1,057,000        954,000
                                                                    --------------------------

                                                                     57,649,000     33,799,000

Note receivable (note 3)                                              1,667,000      3,036,000

Property, plant and equipment (note 5)                               49,191,000     43,158,000

Investments (note 6)                                                    583,000        442,000

Goodwill - at cost, less accumulated amortization of $1,569,000
  (2000 -$925,000)                                                   13,602,000     11,231,000

Pre-operating costs - at cost, less accumulated amortization of
  $256,000 (2000 - $nil)                                                563,000        768,000

Patents, trademarks, licences and other assets - at cost, less
  accumulated amortization of $388,000 (2000 - $1,034,000)            4,266,000        432,000
                                                                    --------------------------

                                                                    127,521,000     92,866,000
                                                                    ==========================

         (see accompanying notes to consolidated financial statements)

Approved by the Board of Directors


_______________________ Director                _______________________ Director

Stake Technology Ltd.
Consolidated Balance Sheets... continued
As at December 31, 2001 and 2000
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                                        2001           2000
                                                                           $              $
Liabilities

Current liabilities
Bank indebtedness (note 7)                                         1,921,000      3,405,000
Accounts payable and accrued liabilities                          20,437,000     19,359,000
Customer deposits                                                  2,213,000      1,262,000
Current portion of long-term debt (note 7)                         4,195,000      6,799,000
Current portion of deferred purchase consideration (note 2)        1,242,000             --
Current portion of Preference Shares of subsidiary companies
  (note 8)                                                           458,000        387,000
                                                                 --------------------------

                                                                  30,466,000     31,212,000

Long-term debt (note 7)                                           22,322,000     24,756,000

Other long-term payable (note 3)                                   1,926,000      1,651,000

Deferred purchase consideration (note 2)                             415,000             --

Future income taxes (note 10)                                      2,901,000      1,508,000

Preference Shares of subsidiary companies (note 8)                   205,000        462,000
                                                                 --------------------------

                                                                  58,235,000     59,589,000
                                                                 --------------------------

Shareholders' Equity

Capital stock (note 9)                                            57,142,000     22,710,000

Contributed surplus                                                4,635,000      4,635,000

Retained earnings (note 9)                                         5,900,000      5,869,000

Currency translation adjustment                                    1,609,000         63,000
                                                                 --------------------------

                                                                  69,286,000     33,277,000
                                                                 --------------------------

                                                                 127,521,000     92,866,000
                                                                 ==========================

Commitments and contingencies (notes 7 and 12)

         (see accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Earnings
For the years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                                  2001              2000             1999
                                                                     $                 $                $
Revenues                                                   143,069,000       101,653,000       47,304,000

Cost of sales                                              123,363,000        87,046,000       40,127,000
                                                           ----------------------------------------------

Gross profit                                                19,706,000        14,607,000        7,177,000
                                                           ----------------------------------------------

Expenses
Research and development                                       757,000           200,000          367,000
Selling, general and administration                         16,990,000        11,094,000        5,136,000
                                                           ----------------------------------------------

                                                            17,747,000        11,294,000        5,503,000
                                                           ----------------------------------------------

Earnings before the following                                1,959,000         3,313,000        1,674,000

Interest on long-term debt                                  (2,106,000)       (1,455,000)        (308,000)
Other interest                                                (673,000)          (72,000)         (53,000)
Interest and other income                                      846,000           402,000          181,000
Financing charges (note 7)                                    (294,000)               --               --
Foreign exchange gain (loss)                                   565,000            71,000          (76,000)
Gain on redemption of Preference Shares (note 8)                24,000           175,000               --
Share of losses of equity accounted investee (note 6)          (42,000)          (48,000)        (321,000)
Gain on dilution of investment interests in equity
      accounted investee (note 6)                                   --           140,000               --
Dividend on Preference Shares of subsidiary company
      (note 8)                                                 (15,000)          (20,000)         (25,000)
                                                           ----------------------------------------------

Earnings before income taxes                                   264,000         2,506,000        1,072,000
                                                           ----------------------------------------------

Recovery of (provision for) income taxes (note 10)
Current                                                       (459,000)         (528,000)          (3,000)
Future                                                         226,000         1,396,000          455,000
                                                           ----------------------------------------------

                                                              (233,000)          868,000          452,000
                                                           ----------------------------------------------

Net earnings for the year                                       31,000         3,374,000        1,524,000
                                                           ==============================================

Earnings per share (note 13)
Basic                                                             0.00              0.15             0.09
                                                           ==============================================

Diluted                                                           0.00              0.14             0.09
                                                           ==============================================

         (see accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Retained Earnings
For the years December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                2001          2000          1999
                                                   $             $             $
Retained earnings - Beginning of year      5,869,000     2,495,000       971,000

Net earnings for the year                     31,000     3,374,000     1,524,000
                                           -------------------------------------

Retained earnings - End of year            5,900,000     5,869,000     2,495,000
                                           =====================================

          (see accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Cash Flows
For the years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                                                2001             2000            1999
                                                                                   $                $               $
Cash provided by (used in)

Operating activities
Net earnings for the year                                                     31,000        3,374,000       1,524,000
Items not affecting cash
     Amortization                                                          5,903,000        2,788,000       1,070,000
     Share of losses of investee                                              42,000           48,000         321,000
     Gain on redemption of Preference Shares                                 (24,000)        (175,000)             --
     Gain on dilution of interest in investee                                     --         (140,000)             --
     Gain on sale of property, plant and equipment                           (81,000)         (19,000)         (5,000)
     Imputed interest - net                                                 (239,000)         (59,000)         31,000
     Future income taxes                                                    (226,000)      (1,396,000)       (455,000)
                                                                         --------------------------------------------

                                                                           5,406,000        4,421,000       2,486,000

Change in non-cash working capital balances related to operations
     Accounts receivable - trade                                             502,000        1,813,000       3,110,000
     Inventories                                                          (5,389,000)      (2,399,000)     (2,922,000)
     Other receivables and prepaid expenses                                 (643,000)        (470,000)        338,000
     Accounts payable and accrued liabilities                               (215,000)      (2,894,000)        336,000
     Customer deposits                                                       849,000         (416,000)      1,656,000
                                                                         --------------------------------------------

                                                                             510,000           55,000       5,004,000
                                                                         --------------------------------------------

Investing activities
Marketable securities                                                    (10,045,000)              --              --
Acquisitions of companies - net of cash acquired                          (3,460,000)      (5,359,000)        (24,000)
Acquisition of patents, trademarks, licences and other assets                (16,000)         (81,000)        (87,000)
Acquisition of property, plant and equipment                              (6,223,000)      (5,353,000)     (1,138,000)
Proceeds on sale of property, plant and equipment                            171,000          207,000          13,000
Increase in investments                                                     (183,000)          (9,000)        (37,000)
Proceeds from note receivable                                              2,219,000          543,000              --
Pre-operating costs                                                          (51,000)        (768,000)             --
                                                                         --------------------------------------------

                                                                         (17,588,000)     (10,820,000)     (1,273,000)
                                                                         --------------------------------------------

Financing activities
Purchase and redemption of Preference Shares of subsidiary companies        (186,000)        (275,000)       (170,000)
Restricted cash                                                           (1,827,000)         400,000              --
Increase (decrease) in bank indebtedness                                  (1,625,000)       1,980,000              --
Repayment of long-term debt and deferred purchase consideration           (9,856,000)     (11,364,000)     (3,680,000)
Issuance of long-term debt and notes payable                               1,660,000       17,564,000       2,133,000
Issuance of common shares                                                 33,151,000          965,000         295,000
                                                                         --------------------------------------------

                                                                          21,317,000        9,270,000      (1,422,000)
                                                                         --------------------------------------------

Foreign exchange gain (loss) on cash held in a foreign
     currency                                                                106,000           44,000         (26,000)
                                                                         --------------------------------------------

Increase (decrease) in cash during the year                                4,345,000       (1,451,000)      2,283,000

Cash and cash equivalents - Beginning of year                              1,013,000        2,464,000         181,000
                                                                         --------------------------------------------

Cash and cash equivalents - End of year                                    5,358,000        1,013,000       2,464,000
                                                                         ============================================

Supplemental cash flow information
Interest paid                                                              2,850,000        1,355,000         298,000
Income taxes paid                                                            645,000          445,000           3,000

         (see accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

1     Description of business and significant accounting policies

      Stake Technology Ltd. (the Company) was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. The SunRich Food Group manufactures and sells agricultural products with a focus on soy, soymilk and other food products. The Environmental Industrial Group processes and sells abrasives and industrial materials and recycles inorganic materials. The Company also operates a division developing and commercializing a proprietary steam explosion technology for processing of biomass into higher value products. The Company's assets, operations and employees at December 31, 2001 are located in the United States and Canada.

      These financial statements are prepared in accordance with accounting principles generally accepted in Canada. The significant policies are outlined below.

      Differences arising from the application of accounting principles generally accepted in the United States are described in note 16.

      Basis of presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, with the exception of International Materials and Supplies, Inc., which the Company owns 51% of the outstanding common shares. All significant intercompany accounts and transactions have been eliminated on consolidation.

      Cash and cash equivalents

      Cash and cash equivalents consist of unrestricted cash and short-term deposits with maturity at acquisition of less than 90 days.

      Marketable securities

      Marketable securities consist of portfolio investments in other companies and are valued at market.

      Inventories

      Raw materials, finished goods and merchandise inventories are valued at the lower of cost and estimated net realizable value. Cost is determined on a first-in, first-out basis.

      Inventories of grain are valued at market. Changes in market value are included in cost of sales. The SunRich Food Group generally follows a policy of hedging its grain transactions to protect gains and minimize losses due to market fluctuations. Futures, purchase and sales contracts are adjusted to market price and gains and losses from such transactions are included in cost of sales. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      Investments

      Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings.

      Property, plant and equipment

      Property, plant and equipment are stated at cost, less accumulated amortization.

      Amortization is provided on property, plant and equipment on the diminishing balance method or, in the case of certain U.S.-based subsidiaries, straight-line method at rates based on the estimated useful lives of the assets as follows: 10% to 33% for office furniture and equipment, machinery and equipment and vehicles and 4% to 8% for buildings. Amortization is calculated from the time the asset is put into use.

      Pre-operating costs

      Net costs incurred in the pre-operating stage of start-up businesses are deferred until the business reaches commercial operation or the passage of a certain period of time as predetermined by management. During 2001, the Company initiated the start-up of an organic dairy business based in Canada. Certain pre-operating costs of $51,000 have been deferred. Amortization of these costs will commence no later than June 30, 2002 on a straight-line basis to the end of December 31, 2003.

      During 2000, the Company acquired Nordic Aseptic, Inc. (Nordic), which was considered a start-up business from the date of acquisition to December 31, 2000. Certain operating costs, net of income earned during the pre-operating period totaling $768,000 were deferred. Amortization of these net costs commenced January 1, 2001 and is being amortized on a straight-line basis over three years.

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

      The net carrying amount of goodwill deductible for tax purposes totalled $2,412,000 for 2001 (2000 -$533,000).

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      Revenue recognition

      i)    SunRich Food Group

            Grain sales are recorded at the time of shipment. Revenues from custom drying services are recorded upon provision of services and on completion of quality testing. All other SunRich Food Group revenue is recognized upon the sale and shipment of a product or the providing of a service to a customer.

      ii)   Environmental Industrial Group

            Revenue from the sale of industrial minerals is recognized upon the sale and shipment or the disposal of non-hazardous material received.

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

      Foreign currency translation

      The SunRich Food Group and Virginia Materials, Inc. are self-sustaining foreign operations. The assets and liabilities of the self-sustaining foreign operations are translated at exchange rates in effect at the balance sheet dates. Revenues and expenses are translated at average exchange rates prevailing during the year. Resulting unrealized gains or losses are accumulated and reported as currency translation adjustment in shareholders' equity.

      Other revenues and expenses arising from foreign currency transactions are translated into Canadian dollars using the exchange rate in effect at the transaction date. Monetary assets and liabilities are translated using the rate in effect at the balance sheet dates. Related exchange gains and losses are included in the determination of earnings.

      Customer deposits

      Customer deposits principally include prepayments by the SunRich Food Group's customers for merchandise inventory to be purchased during the spring planting season.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

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

      Earnings per share

      Effective January 1, 2001, the Company adopted the new recommendations of the CICA Handbook Section 3500, Earnings per Share. Basic earnings per share are computed by dividing the income available for common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the treasury stock method whereby the weighted average number of common shares used in the basic earnings per share calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

2     Acquisitions of businesses

      During 2001, the Company acquired three businesses (2000 - four businesses). The acquisitions have been accounted for using the purchase method, and accordingly, the consolidated financial statements include the results of operations of the acquired businesses from the date of the acquisitions. The purchase price has been allocated to the assets acquired and the liabilities assumed based on management's best estimate of fair values.

      2001

      On February 1, 2001, the Company acquired 100% of the common shares of Jenkins and Gournoe, Inc., which operated under the name of First Light Foods. Consideration consisted of the issuance of 833,333 common shares, $557,000 (US$365,000) in cash, a $1,049,000 (US$700,000) note payable that is repayable quarterly over two years by payments of US$87,500, plus interest at 8.5% and 35,000 warrants exercisable at US$1.70 for five years to February 2006. In addition, contingent consideration may be payable on this acquisition; (a) if certain predetermined profit targets are achieved by the acquired business, up to an additional 140,000 warrants may be issued in 2002 through to 2005, and (b) a percentage of gross profits in excess of US$1,100,000 per annum from 2001 to 2005 will be paid to the vendors of First Light Foods. Contingent consideration will increase the amount allocated to trademarks. No contingent consideration was paid in 2001.

      First Light Foods owns several trademarked brands that are marketed as the private label brands of a major California food chain. The acquisition of First Light Foods complements the SunRich Food Group's strategy of becoming a vertically integrated group from seed to merchandisable products of soymilk.

      On October 31, 2001, the Company's wholly owned subsidiary, Virginia Materials, Inc. (Virginia Materials), acquired certain assets of Virginia Materials and Supplies, Inc. as well as 51% of the outstanding common shares of International Materials and Supplies, Inc. (International Materials) for cash consideration (including acquisition costs) of $2,777,000 (US$1,751,000), deferred purchase consideration of $1,824,000 (US$ 1,150,000) and contingent consideration.

      The deferred purchase consideration will be paid on the purchase of the vendor's inventory. During the period from November 1, 2001 to December 31, 2001, $174,000 (US$110,000) of the deferred purchase consideration has been paid. Management anticipates paying an additional $1,242,000 of the deferred purchase consideration during fiscal 2002 based on expected purchase requirements.

      In addition, the Company will pay 50% of the profits earned for a two-year period from the date of the acquisition. This contingent consideration will be recorded as an increase to goodwill when the amount of the contingency is determinable. During the period from November 1, 2001 to December 31, 2001, the Company paid $141,000 (US$89,000) in respect of the contingent consideration.

      Virginia Materials is a supplier of abrasives to the shipbuilding and bridge repair industry. International Materials produces industrial garnets as a by-product from a mining operation and processes these garnets for sale to the water filtration, water jet cutting and abrasives markets.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      The net assets acquired and the consideration given is summarized below:

                                                                 Virginia
                                                               Materials/
                                           First Light      International
                                                 Foods          Materials              Total
                                                     $                  $                  $
Net assets acquired
     Cash                                           --             15,000             15,000
     Non-cash working capital                       --            544,000            544,000
     Property, plant and equipment                  --          2,293,000          2,293,000
     Other long-term assets                         --             70,000             70,000
     Trademarks                              3,999,000                 --          3,999,000
     Goodwill                                       --          2,488,000          2,488,000
     Long-term debt                                 --           (539,000)          (539,000)
     Net future income tax liability        (1,112,000)          (129,000)        (1,241,000)
                                            ------------------------------------------------

                                             2,887,000          4,742,000          7,629,000
                                            ================================================

Consideration given
     Common shares                           1,268,000                 --          1,268,000
     Warrants                                   13,000                 --             13,000
     Note payable                            1,049,000                 --          1,049,000
     Deferred purchase consideration                --          1,824,000          1,824,000
     Contingent consideration paid                  --            141,000            141,000
     Cash                                      557,000          2,777,000          3,334,000
                                            ------------------------------------------------

                                             2,887,000          4,742,000          7,629,000
                                            ================================================

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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      In April 2000, the Company and Northern created a corporate joint venture (Nordic) to operate an aseptic packaging plant owned by Hoffman Aseptic Inc. (Hoffman). The plant packages aseptic soymilk. Nordic assumed management control of the plant on April 19, 2000 and on August 15, 2000, Nordic acquired the assets of Hoffman by the assumption of certain debts and the payment of cash consideration of $380,000. For the period of April 19, 2000 to September 15, 2000, Nordic was a 50% owned corporate joint venture and, therefore, the results for this period were proportionately consolidated. Upon the acquisition of Northern on September 15, 2000, the Company acquired the remaining 50% interest in Nordic. Accordingly, the results of Nordic have been fully consolidated effective September 15, 2000.

      On October 31, 2000, the Company acquired 100% of the outstanding shares of Temisca Inc. (Temisca) for cash consideration of $926,000 and the issuance of a note payable of $750,000. The note payable bears interest at 5% and is repayable in annual installments of $150,000. Temisca is a producer of specialty sands and has mineral licences on 16 properties in Quebec.

      The net assets acquired and consideration given is summarized below:

                                             PECAL         Northern          Nordic          Temisca            Total
                                                 $                $               $                $                $
Net assets acquired
     Cash                                  162,000        1,030,000              --           45,000        1,237,000
     Non-cash working capital            1,447,000       (1,313,000)       (267,000)         790,000          657,000
     Long-term note receivable                  --        5,534,000              --               --        5,534,000
     Property, plant and equipment       2,235,000       21,480,000       3,198,000        2,084,000       28,997,000
     Other long-term assets                     --           91,000          43,000               --          134,000
     Goodwill                            1,103,000        6,341,000         157,000               --        7,601,000
     Bank indebtedness                          --       (1,410,000)             --         (400,000)      (1,810,000)
     Long-term debt                        (46,000)     (15,912,000)     (2,751,000)      (1,340,000)     (20,049,000)
     Other long-term payable                    --       (1,587,000)             --               --       (1,587,000)
     Redeemable Preference
         Shares                                 --               --              --         (427,000)        (427,000)
     Net future income tax asset
         (liability)                      (219,000)      (3,064,000)             --          924,000       (2,359,000)
                                         ----------------------------------------------------------------------------

                                         4,682,000       11,190,000         380,000        1,676,000       17,928,000
                                         ============================================================================

Consideration given
     Common shares                              --       10,552,000              --               --       10,552,000
     Warrants                                   --           30,000              --               --           30,000
     Note payable                               --               --              --          750,000          750,000
     Cash                                4,682,000          608,000         380,000          926,000        6,596,000
                                         ----------------------------------------------------------------------------

                                         4,682,000       11,190,000         380,000        1,676,000       17,928,000
                                         ============================================================================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

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
                                                                     ==========

3     Note receivable/Other long-term payable

      a) Prior to the Company's acquisition of Northern on September 15, 2000 (note 2), Northern signed an agreement with a major European based customer to supply a natural food product. This required Northern to expand its food processing plant to the customer's specifications. In accordance with the terms of the agreement, the customer is required to pay Northern 36 monthly instalments of US$119,000 commencing October 2000. The agreement also requires Northern to provide the customer with a product rebate beginning three years after production at the new plant commences until US$1,720,000 is repaid.

            Upon acquisition of Northern on September 15, 2000, the Company assigned fair values of $5,534,000 to the note receivable and $1,587,000 to the product rebate payable based on the cash flows associated with these financial instruments discounted at a rate of 9.5%.

            During 2001, Northern received payments of $2,219,000 (2000 - $543,000) and recorded imputed interest income of $431,000 (2000 - $131,000) on the note receivable. Imputed interest expense of $169,000 (2000 - $47,000) was recorded on product rebate payable.

      b) The fair values of the note receivable and product rebate payable at December 31, 2001 approximate their carrying amounts but could vary with fluctuations in interest rates.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

4     Inventories

                                                         2001               2000
                                                            $                  $

Raw materials                                       9,598,000          4,991,000
Finished goods and merchandise                     10,072,000          7,834,000
Grain                                               2,344,000          2,465,000
                                                   -----------------------------

                                                   22,014,000         15,290,000
                                                   =============================

      Grain inventories consist of the following:

                                                          2001              2000
                                                             $                 $

Company-owned grain                                  2,131,000         2,208,000
Unrealized gain on
     Sales and purchase contracts                      159,000           156,000
     Futures contracts                                  54,000           101,000
                                                     ---------------------------

                                                     2,344,000         2,465,000
                                                     ===========================

      The Company has a commitment to buy grain from growers at set prices and times and also has commitments to sell grain to terminals at set prices and times. To offset the risk of market movement in prices, the Company will buy or sell future positions with commodity brokers. The quantities of commodities related to grain inventory and open contracts at December 31, 2001 are as follows:

                                                              Number of bushels
                                                     ---------------------------
                                                        Corn           Soybeans

Company-owned grain                                    91,344            86,831
Purchase contracts                                    268,994            74,593
Sales contracts                                      (122,337)         (388,380)
Futures contracts                                    (230,000)          220,000
                                                     ---------------------------

Total net position (short) long                         8,001            (6,956)
                                                     ===========================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

5     Property, plant and equipment

                                                                            2001
                                        ----------------------------------------

                                                      Accumulated
                                              Cost   Amortization            Net
                                                 $              $              $

Land and buildings                      22,636,000      2,739,000     19,897,000
Machinery and equipment                 37,757,000      9,761,000     27,996,000
Office furniture and equipment           1,922,000      1,004,000        918,000
Vehicles                                   869,000        489,000        380,000
                                        ----------------------------------------

                                        63,184,000     13,993,000     49,191,000
                                        ========================================

                                                                            2000
                                        ----------------------------------------

                                                      Accumulated
                                              Cost   Amortization            Net
                                                 $              $              $

Land and buildings                      20,531,000      2,037,000     18,494,000
Machinery and equipment                 29,828,000      5,970,000     23,858,000
Office furniture and equipment           1,083,000        766,000        317,000
Vehicles                                   848,000        359,000        489,000
                                        ----------------------------------------

                                        52,290,000      9,132,000     43,158,000
                                        ========================================

      Included in machinery and equipment is equipment under capital lease with a cost of $1,067,000 (2000 - $1,096,000) and net book value of $722,000
      (2000 - $773,000).

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

6     Investments

                                                             2001           2000
                                                                $              $
Easton Minerals Limited
  32% (2000 - 32%) common share ownership                 340,000        382,000
  Advances                                                243,000         60,000
                                                          ----------------------

                                                          583,000        442,000
                                                          ======================

      Easton Minerals Limited (Easton) is a small mining exploration company listed on the Canadian Venture Exchange (CDNX). Easton entered into an acquisition agreement with a third party during 2001 and the stock was subsequently halted in June from trading pending CDNX's review of the potential transaction. The common shares of Easton resumed trading on January 28, 2002 upon receipt from CDNX of conditional approval of Easton's acquisition. Easton intends to acquire a company which holds several mineral properties and one oil property in Argentina. Since the resumption of trading, the value of the Company's shareholdings in Easton has ranged from $265,000 to $707,000 based on limited trading volumes and quoted prices. It is unlikely that these values could be realized upon the sale of all or a portion of the Company's holdings in Easton, particularly given the significant number of shares held by the Company.

      Easton's acquisition is scheduled to close on or before June 30, 2002. Subsequent to the acquisition, the Company's ownership share in Easton will be reduced to approximately 19%.

      The Company believes that the acquisition will be completed as planned. The Company believes that the carrying value of its investment in Easton is fully recoverable and accordingly, no provision has been recorded in these financial statements.

      The Company's share of losses in Easton for 2001 amounted to $42,000 (2000 - $48,000; 1999 - $321,000). Easton issued no additional shares in 2001. In 2000, Easton issued 2,533,334 common shares to third parties for cash consideration of $475,000 and a dilution gain on this transaction of $140,000 was recognized on the reduction of the Company's percentage ownership of Easton.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

7     Long-term debt and bank facilities

      Long-term debt consists of the following:

                                                                                 2001           2000
                                                                                    $              $
Sunrich
Note payable, interest at bank's reference rate (6.75% at
     December 31, 2001), due in monthly payments of principal
     and interest of US$3,094 through July 2013, collateralized
     by property, plant and equipment (a)                                     418,000        412,000
Note payable, interest at 8.75%, interest only through May 2002 and thereafter due in semi-annual monthly interest and
     principal payments of US$29,044 through November
     2006, collateralized by equipment and intangibles (a)                    368,000        398,000
Note payable, interest at 9.375%, interest only through to
     February 2002 and thereafter, due in semi-annual
     payments of principal and interest of US$66,000
     through February 1, 2016, collateralized by equipment and general
     intangibles (a)                                                        3,186,000      3,000,000
Note payable, interest at 8.5%, due in quarterly payments of
     US$87,500 plus interest through January 2003,
     uncollateralized (a)                                                     697,000             --
Northern
Note payable, interest at 9.45%, due in monthly payments of
     US$144,043 through September 2003, collateralized by
     plant and equipment and assignment of a production
     contract (a)                                                           4,425,000      6,251,000
Note payable, interest at the 30-day commercial paper rate, plus
     3% (5.01% at December 31, 2001), due in monthly
     payments of US$53,915 through September 2007,
     collateralized by equipment (a)                                        4,439,000      4,824,000
Mortgage payable, interest at 10%, due in monthly payments of
     US$6,000 through October 2008, collateralized by
     property (a)                                                             564,000        583,000
Mortgage payable, interest at 9.375%, due in monthly payments of US$3,260, balance due August 2005, collateralized by
     property (a)                                                             474,000        462,000
Note payable, interest at 8%, due in monthly payments of
     US$2,543 through August 2005, uncollateralized, due to a
     shareholder (note 11(b)) (a)                                             154,000        178,000
Nordic
Bank loan payable, U.S. prime plus 1% (6% at December 31,
     2001), due in monthly instalments of principal of
     US$44,048 plus interest through October 31, 2002, balance
     due October 31, 2002, collateralized by property, plant,
     equipment and intangible assets (a) and (e)                            3,178,000      5,286,000
Note payable, interest at 6%, interest only through January 31,
     2003, uncollateralized, due to a related party (note 11(b))
     (a)                                                                    1,592,000             --
                                                                           -------------------------

Carried forward                                                            19,495,000     21,394,000
                                                                           -------------------------

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                                          2001           2000
                                                                             $              $
Brought forward                                                     19,495,000     21,394,000
Stake Corporate
U.S. dollar term loan of US$1,000,000 repaid during 2001                    --      1,500,000
Term loan payable in quarterly instalments of $48,000,
   beginning January 31, 2001 until January 31, 2003 at
   which time the remaining balance is repayable in full.
   Interest payable monthly at the banker's acceptance rate
   plus 1.88% (4.26% at December 31, 2001) (a)                         608,000        800,000
Term loan payable in quarterly instalments of $252,000,
   beginning January 31, 2001 until January 31, 2003 at
   which time the remaining balance is repayable in full.
   Interest payable monthly at the banker's acceptance rate
   plus 1.88% (4.26% at December 31, 2001) (note 8(a)) (a)           3,192,000      4,200,000
Note payable, required annual payments of $150,000, interest at
   5% payable semi-annually, uncollateralized                          600,000        750,000
Temisca
Mortgage payable in 60 monthly blended interest and principal payments of $7,000. Interest accrues at 8%, collateralized
   by property, plant and equipment (a)                                413,000        491,000
Term loan payable in monthly blended interest and principal
   payments of $l1,000. Interest accrues at 7.5%,
   collateralized by property, plant and equipment (a)                 371,000        464,000
International Materials
U.S. dollar term loan payable in monthly payments of principal and interest of US$5,266 commencing October 31, 2001.
   Interest accrues at 8% collateralized by property, plant and
   equipment (a)                                                       401,000             --
U.S. dollar term loan payable in monthly payments of principal and interest of US$1,620 commencing October 31, 2001.
   Interest accrues at 8%, uncollateralized (a)                        124,000             --
Other
Other with a weighted average interest rate of 9.2%, due in
   varying instalments through July 2007                               781,000      1,097,000
Capital lease obligations due in monthly payments through
   2005, with a weighted average interest rate of 8.55%                532,000        859,000
                                                                    -------------------------

                                                                    26,517,000     31,555,000
Less: Current portion                                                4,195,000      6,799,000
                                                                    -------------------------

                                                                    22,322,000     24,756,000
                                                                    =========================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      The loans and capital leases detailed above require payments as follows:

                                                                               $

2002                                                                   4,195,000
2003                                                                   3,197,000
2004                                                                   3,340,000
2005                                                                   3,593,000
2006                                                                   3,751,000
2007 and thereafter                                                    8,441,000
                                                                      ----------

                                                                      26,517,000
                                                                      ==========

      a)    New financing arrangement

            On March 15, 2002, the Company entered into a new financing arrangement with a major Canadian bank and its U.S. subsidiary. This financing arrangement includes the following components:

            i) US$15,000,000 demand loan with scheduled quarterly payments to amortize the debt over seven years.

                  Interest on the demand loan is payable at the borrower's option at U.S. dollar base rate or U.S. LIBOR plus a premium based on certain financial ratios.

                  This loan is payable on demand. The lender has advised the Company that it is not their intention to demand repayment of this loan (other than the quarterly scheduled repayments) in the next fiscal year. Accordingly, the amount due in 2002 and classified as current in respect of this loan is $1,750,000 (US$1,100,000). The remaining $21,503,000 has been classified as long-term in the balance sheet.

            ii)   CAN$4,000,000 line of credit facility

                  Interest on borrowings under this facility is payable monthly and accrues at the borrower's option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers' acceptances, plus a margin based on certain financial ratios of the Company.

            iii)  US$5,000,000 line of credit facility

                  Interest on borrowings under this facility is payable monthly and accrues at the borrower's option based on various reference rates including U.S. bank prime, or LIBOR, plus a margin based on certain financial ratios of the Company.

            Total debt of $24,604,000 outstanding at December 31, 2001 was repaid on March 15, 2002 with the proceeds of the new financing arrangement. Financing charges (loan breakage fees and deferred financing costs) of $294,000 related to the debt outstanding at December 31, 2001, which was extinguished on March 15, 2002, have been expensed in 2001.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

            The US$15,000,000 demand loan and the Canadian and U.S. line of credit facilities described above are collateralized by a first priority security against all of the Company's assets in both Canada and the United States.

            The current and long-term portion of the outstanding debt at December 31, 2001 reflects repayment terms contained in the new financing arrangement.

      b) As at March 15, 2002, the Company does not have any line of credit facilities other than those described above and a US$200,000 margin financing facility. The margin financing facility was fully utilized at December 31, 2001.

      c) The aggregate value of the debt denominated in U.S. dollars at December 31, 2001 amounted to US$13,265,000 (2000 - US$14,141,000).

      d) The fair value of the long-term debt would not be materially different from the carrying amount (as at March 15, 2002 or December 31, 2001). The effective interest rate on long-term debt at December 31, 2001 is 7% (2000 - 9.1%). The effective interest rate on bank indebtedness at December 31, 2001 is 7.6% (2000 - 9.8%).

      e) The Company must maintain $420,000 (US$264,000) (2000 - $nil) on deposit with the lender.

8     Preference Shares of subsidiary companies

                                                                2001        2000
                                                                   $           $

300,000 (2000 - 400,000) First preference shares (a)         300,000     400,000
315,834 (2000 - 385,834) Second preference shares (a)        255,000     301,000
108,792 (2000 - 148,335) H Preference Shares (b)             108,000     148,000
                                                             -------------------

                                                             663,000     849,000
Less: Current portion of Preference Shares                   458,000     387,000
                                                             -------------------

                                                             205,000     462,000
                                                             ===================

      a)    First and Second preference shares

            The Company is required to purchase 100,000 First preference shares issued by 1108176 Ontario Inc., its subsidiary, per annum at $1 per share plus unpaid dividends thereon calculated at 5% per annum, commencing December 31, 1996, until the term loan payable of $3,192,000 described under Stake Corporate in note 7 is repaid. Thereafter, the Company is required to purchase 200,000 First preference shares per annum under the same terms and conditions.

            In January 2001, 100,000 First preference shares were purchased for $100,000, and a dividend of $20,000 was paid. Payment for a further purchase of 100,000 First preference shares and a dividend of $15,000 was delivered in trust to the Company's lawyer in January 2002 pending receipt of the shares purchased.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

            The Second preference shares of the subsidiary company with a stated value of $1 per share are non-dividend bearing and are redeemable monthly at the rate of 5,833 shares ($5,833) per month until fully paid out. The Company is required to fund the redemption. As a result of the fixed repayment requirements, the Second preference shares have been discounted at an imputed rate of 8%. During the year, 70,000 (2000 - 70,000) Second preference shares were redeemed. Imputed interest on the Second preference shares during the year amounted to $23,000 (2000 - $24,000).

            The Company is required to purchase all of the outstanding First preference shares at $1 per share in the event of a change in the current Chairman of the Company or upon the sale of the Company's division, Barnes Environmental/Pecal.

      b)    H Preference Shares

            The Company is required to redeem the H Preference Shares issued by Temisca, its subsidiary, plus unpaid interest thereon calculated at 3% if certain financial ratios are achieved by Temisca. Upon acquisition of Temisca on October 31, 2000, the Company assigned a fair value of $427,000 to the H Preference Shares based on the Company's anticipated date of redemption at a discount rate of 8%. Subsequent to the acquisition of Temisca, the Company offered to redeem all of the H Preference Shares at prices ranging from $0.33 to $0.66 per share. Holders of 39,543 (2000 - 279,885) H Preference Shares accepted the Company's offer and a gain of $24,000 (2000 - $175,000) was recorded during the year.

      c) The fair market values of the First and Second preference shares and the H Preference Shares would not be materially different from their carrying amounts and could vary with fluctuations in interest rates.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

9     Capital stock

      a) The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value.

      b)    The following is a summary of changes in share capital.

                                                        Warrants                  Common shares          Total
                                      ---------------------------     --------------------------    ----------
                                         Number                $          Number              $              $
Balance at December 31, 1998          1,182,500               --      14,779,718      4,467,000      4,467,000

Shares and warrants issued to
     acquire Sunrich                    104,821           55,000       5,471,866      6,346,000      6,401,000
4 for 1 warrant exchange (e)           (849,375)              --              --             --
Warrants exercised                     (402,204)         (55,000)        402,204        350,000        295,000
Warrants issued                         366,804               --              --             --             --
Warrants expired                        (71,142)              --              --             --             --
                                      ------------------------------------------------------------------------

Balance at December 31, 1999            331,404               --      20,653,788     11,163,000     11,163,000

Warrants exercised (e)                 (234,959)              --         234,959        529,000        529,000
Warrants expired (e)                    (96,445)              --              --             --             --
Options exercised (f)                        --               --         298,225        436,000        436,000
Shares and warrants issued to
     acquire Northern (note 2)          500,000           30,000       7,000,000     10,552,000     10,582,000
                                      ------------------------------------------------------------------------

Balance at December 31, 2000            500,000           30,000      28,186,972     22,680,000     22,710,000
                                      ------------------------------------------------------------------------

Shares and warrants issued to
     acquire First Light Foods
     (note 2)                            35,000           13,000         833,333      1,268,000      1,281,000
Options exercised (f)                        --               --         999,425      1,651,000      1,651,000
April 2001 private placement (c)        705,750          808,000       1,411,498      1,843,000      2,651,000
May 2001 private placement (c)        1,200,000        1,214,000       2,400,000      5,515,000      6,729,000
September 2001 private
     placement (c)                    2,250,000        2,628,000       3,000,000      6,213,000      8,841,000
December 2001 private
     placements (c and d)                    --               --       4,250,000     13,279,000     13,279,000
                                      ------------------------------------------------------------------------

                                      4,190,750        4,663,000      12,894,256     29,769,000     34,432,000
                                      ------------------------------------------------------------------------

Balance at December 31, 2001          4,690,750        4,693,000      41,081,228     52,449,000     57,142,000
                                      ========================================================================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      c) During the year, the Company completed four private placements. The Company issued 11,061,498 common shares and 4,155,750 warrants to acquire 4,155,750 common shares for total proceeds of $31,500,000 net of costs. The following is a summary of the warrants issued:

                            Exercise
Expiry date                    price                Number
                                   $                                           $

March 31, 2004               US$1.75               705,750               808,000
March 31, 2004               US$2.40             1,200,000             1,214,000
September 30, 2004           US$2.40             2,250,000             2,628,000
                                                 -------------------------------

                                                 4,155,750             4,650,000
                                                 ===============================

            In addition, pursuant to the private placement agreements, the Company has granted to their agents:

            i) Compensation warrant exercisable until June 8, 2003 to purchase 144,000 option units at US$2.00 per unit. If exercised in full, the Company will issue 144,000 common shares and 72,000 warrants exercisable at US$2.40 to acquire 72,000 common shares, which expire on March 31, 2004.

            ii) Compensation warrant exercisable until September 28, 2003 to purchase 150,000 option units at US$2.00 per unit. If exercised in full, the Company will issue 150,000 common shares and 112,500 warrants exercisable at US$2.40 to acquire 112,500 common shares, which expire on September 30, 2004.

      d) As per the terms of the December 2001 private placement agreement, the Company was required to place 10% of the gross proceeds in escrow until the registration statement registering the shares with the Securities and Exchange Commission was filed. At December 31, 2001, the amount placed in escrow was $1,407,000.

      e) At December 31, 1998, the Company had outstanding 1,182,500 warrants to acquire common shares. Of these warrants, 650,000 were exercisable at US$2.25 per share, and 532,500 were exercisable at US$2.00 per share. As a result of extensions to the original expiry dates approved in 1997 and 1998, the warrants were to expire on June 30, 1999. In December 1998, the Company offered to the warrant holders a 4 for 1 exchange of the 1,182,500 warrants with an exercise price of US$0.50 per share expiring on January 31, 1999. Provided the new warrants were exercised prior to January 31, 1999, an equivalent number of additional warrants with an exercise price of US$1.00 to December 31, 1999, rising to US$2.00 on January 1, 2000 and expiring on December 29, 2000, would be issued.

            During January 1999, 283,125 of the new warrants were exercised to acquire 283,125 common shares for proceeds of $212,000. Accordingly, 283,125 additional warrants were issued. Of these additional warrants, 35,400 warrants were exercised for proceeds of $38,000.

            During August 1999, 83,679 of the warrants issued to acquire Sunrich, Inc. were exercised to acquire 83,679 common shares for proceeds of $45,000, and 83,679 additional warrants were then issued.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

            During 2000, the exercise price of the additional warrants issued in 1999 was reduced, for a 30-day period, from US$2.00 to US$1.50. During this 30-day period, 234,959 warrants were exercised resulting in 234,959 common shares being issued for proceeds of $529,000. The remaining 96,445 additional warrants issued in 1999 expired on December 29, 2000.

            As at December 31, 2001, in addition to the warrants issued pursuant to the private placements, the Company has 500,000 warrants outstanding with an exercise price of US$1.50 and an expiry date of September 15, 2005 and 35,000 warrants with an exercise price of U.S.$1.70 and an expiry date of February 2006 (note 2).

      f)    Director/employee option plans

            The Company grants options to employees and directors from time to time under employee/director stock option plans. The Company has authorized 2,086,800 (2000 - 2,123,400) shares to be made available for the stock option plans. The following is a summary of grants during the year.

                                                  Exercise             Number of
Grant date             Expiry date                   price               options
                                                         $

March 23, 2001         October 1, 2005             US$1.53                14,000
May 5, 2001            May 5, 2006                 US$1.80                87,500
June 4, 2001           June 4, 2006                US$1.53                50,000
August 21, 2001        August 21, 2006             US$1.61                15,000
September 20, 2001     September 20, 2006          US$1.80                27,500
October 18, 2001       December 11, 2003           US$1.86               490,000
October 18, 2001       December 31, 2003           US$1.86               280,125
October 18, 2001       December 31, 2004           US$1.86               124,000
December 13, 2001      December 31, 2003           US$2.10                62,000
December 13, 2001      December 12, 2006           US$2.10                88,000
                                                                       ---------

                                                                       1,238,125
                                                                       =========

            Employee/director stock options granted by the Company contain exercise prices, which are equivalent to the share price on the grant date. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital.

            The 1,238,125 options granted vest as follows: 1,066,525 options vested in 2001, 42,900 vest per annum in 2002 to 2005.

            During 2001, 999,425 (2000 - 298,225; 1999 - nil) options were exercised and 999,425 (2000 - 298,225; 1999 - nil) common shares were issued for net proceeds of $1,651,000 (2000 - $436,000; 1999 -
            $nil).

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

            Details of changes in vested employee/director stock options are as follows:

                                           2001            2000            1999

Balance - Beginning of year           1,385,425       1,501,850         956,625
Granted with immediate vesting        1,066,525         108,000         253,600
Vested from prior year grants           137,900          76,800         303,625
Exercised                              (999,425)       (298,225)             --
Retracted                               (15,000)         (3,000)        (12,000)
                                      -----------------------------------------

Balance - End of year                 1,575,425       1,385,425       1,501,850
                                      =========================================

            Details of employee/director stock options exercisable at December 31 are as follows:

Expiry date                Exercise price           2001          2000            1999
March 10, 2001                    US$1.06             --       313,875         459,250
December 11, 2003      US$0.75 to US$1.86        577,100       595,950         672,200
December 31, 2003      US$1.86 to US$2.10        342,125            --              --
August 2, 2004                    US$1.06        152,800       139,800         131,900
December 11, 2004                 US$0.91             --         1,600              --
December 31, 2004      US$1.06 to US$1.86        124,000       138,000         182,500
April 4, 2005                     US$1.41         16,000         8,000              --
August 2, 2005                    US$1.06        120,400        90,800          56,000
October 1, 2005        US$1.31 to US$1.53         52,400        24,800              --
December 20, 2005                 US$1.31         83,000        72,600              --
May 5, 2006                       US$1.80         59,500            --              --
June 4, 2006                      US$1.53         10,000            --              --
August 21, 2006                   US$1.61         15,000            --              --
September 20, 2006                US$1.80          5,500            --              --
December 12, 2006                 US$2.10         17,600            --              --
                                               ---------------------------------------

                                               1,575,425     1,385,425       1,501,850
                                               =======================================

            The weighted average exercise price of the employee/director options exercisable at December 31, 2001 is US$1.63 per share (2000 - US$1.09 per share; 1999 - US$1.29 per share). On January 7, 2000, all options with an option price in excess of US$1.06 were repriced to US$1.06. In addition, on March 5, 2000, the Board approved a resolution extending the exercise period of 304,375 options from March 10, 2001 to December 31, 2003. The weighted average price of options exercised in 2001 was US$1.06 (2000 - US$1.06; 1999 - $nil).

            At December 31,2001, options to acquire an additional 370,800 common shares at US$1.06 to US$2.10 have been granted but have not yet vested. Options that have not vested are excluded from the above table. The weighted average exercise price of the 370,800 (2000 - 472,100; 1999 - 366,400) options granted but not vested is US$1.44 (2000 - US$1.17; 1999 - US$1.06).

            Subsequent to year-end, 48,100 options were exercised to acquire 48,100 common shares for gross proceeds of $130,000.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      g) During 1997, the shareholders of the Company agreed to reduce the stated capital account of the Company's common shares by $25,026,000 through the elimination of the deficit.

10    Income taxes

      The effective income tax rate on consolidated earnings is influenced by the items detailed below:

                                                           2001            2000            1999
                                                              $               $               $
Net earnings before income taxes                        264,000       2,506,000       1,072,000
                                                        =======================================

Income taxes at Canadian statutory rates of 42%
   (2000 - 42%; 1999 - 44%)                             111,000       1,053,000         472,000
Increase (decrease) by the effects of
   Current year non-capital loss not recognized              --         457,000              --
   Application of prior year losses and scientific
      research expenditures carried forward                  --        (695,000)       (433,000)
   Reduction in valuation allowance                     (68,000)     (1,798,000)       (635,000)
   Differences in foreign, capital gains and
      manufacturing and processing tax rates             (4,000)        (63,000)        (20,000)
   Non-taxable income/non-deductible expenses           245,000         178,000         164,000
   Other                                                (51,000)             --              --
                                                        ---------------------------------------

Provision for (recovery of) income taxes                233,000        (868,000)       (452,000)
                                                        =======================================

      Future tax liabilities of the Company are as follows:

                                                           2001            2000
                                                              $               $

Differences in capital assets basis                  (4,507,000)     (3,191,000)
Accounting reserves not deducted for tax                349,000         239,000
Capital and non-capital losses                        1,209,000       1,279,000
Tax benefit of scientific research expenditures       2,125,000       2,125,000
Pre-operating costs                                    (205,000)       (307,000)
Other                                                   (52,000)         81,000
                                                     --------------------------

                                                     (1,081,000)        226,000
Valuation allowance                                    (763,000)       (780,000)
                                                     --------------------------

                                                     (1,844,000)       (554,000)
                                                     ==========================

                                                           2001            2000
                                                              $               $

Future income taxes asset                             1,057,000         954,000
Future income taxes liability                        (2,901,000)     (1,508,000)
                                                     --------------------------

                                                     (1,844,000)       (554,000)
                                                     ==========================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      The Company has approximately $5,300,000 in Canadian scientific research expenditures, which can be carried forward indefinitely to reduce future years' taxable income. The Company also has approximately $150,000 in Canadian scientific research investment tax credits and $450,000 in Canadian non-capital losses, which can be carried forward to reduce future years' income taxes payable. These scientific research investment tax credits and non-capital loss carry-forwards expire in varying amounts from 2002 to 2008.

      The SunRich Food Group has non-capital loss carry-forwards of approximately $2,420,000 (2000 - $2,693,000) at December 31, 2001
      available to reduce future federal and state income tax that begins to expire in 2020.

      A valuation allowance of $763,000 (2000 - $780,000) has been recorded to reduce the net benefit recorded in the financial statements related to the capital and non-capital loss carry-forwards. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these future tax assets. Of this amount, approximately $180,000 relates to the acquisition of Nordic in 2000 and accordingly, any recognition of these amounts in the future will be accounted for as a reduction of the related goodwill.

11    Related party transactions and balances

      In addition to transactions disclosed elsewhere in these financial statements, the Company entered into the following related party transactions:

      a) During 2001, the Company charged affiliated companies $133,000 for services rendered (2000 - $66,000).

            Also included in other receivables at December 31, 2001 is $53,000 (2000 - $105,000) due from officers/directors of the Company.

      b) Included in other long-term debt is an uncollateralized loan of $1,592,000 (2000 - $nil) bearing interest at 6% with interest only payable through January 31, 2003 at which time the full note is due. Also, included in other long-term debt is an uncollateralized loan of $154,000 (2000 - $178,000) due to a shareholder, payable in monthly instalments of principal and interest of US$2,543 through to August 24, 2005 bearing interest at 8%.

            Subsequent to December 31, 2001, both notes were repaid as part of the Company's debt refinancing described in note 7.

      c) The Company leases certain real estate to a shareholder under operating leases that expire in August 2010. Annual rental under each of the leases is $2.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

12    Commitments and contingencies

      a) The Company has filed a claim against a former director relating to certain actions taken when he was the President of its operating division, Barnes Environmental/Pecal. The former director has counter-claimed against the Company and its subsidiaries, the Chairman of the Company and Easton, the Company's 32% equity investment. The Company and its legal counsel believe that the counter-claim is without merit.

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

      c) An irrevocable letter of credit for $750,000 has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval. Additional letters of credit totalling $143,000 have been placed with various third parties as security on transactions occurring in the ordinary course of operations.

      d) In the normal course of business, the SunRich Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

      e) During 1999, the Company entered into a 12-year exclusive licence agreement related to the sale of the Company's steam explosion equipment in China.

      f) Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                   Non-
                            cancellable          Cancellable               Total
                                      $                    $                   $

2002                            814,000              771,000           1,585,000
2003                            678,000            1,097,000           1,775,000
2004                            574,000            1,288,000           1,862,000
2005                            492,000            1,288,000           1,780,000
2006 and thereafter           2,807,000            3,017,000           5,824,000
                              --------------------------------------------------

                              5,365,000            7,461,000          12,826,000
                              ==================================================

            The cancellable operating leases can be cancelled by the Company on the anniversary date of the related lease. The commitment above assumes that the leases will not be cancelled during the contract term.

            Rent expense incurred in the year amounted to $957,000 (2000 - $1,038,000; 1999 - $195,000).

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      g) The Company has guaranteed loans of a third party to facilitate the purchase of equipment used in the processing of certain of the Company's inventory. As at December 31, 2001, the balance due on these notes was US$199,000.

13    Earnings per share

      The calculation of earnings per share is based on the weighted average number of shares outstanding of 32,220,352 (2000 - 22,975,986; 1999 -
      17,384,644). Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options as disclosed in note 9. The number of shares for the diluted earnings per share was calculated as follows:

                                                  2001         2000         1999

Weighted average number of shares used
   in basic earnings per share              32,220,352   22,975,986   17,384,644
Dilutive potential of the following
   Employee/director stock options             150,191      381,744           --
   Warrants                                     85,392           --           --
                                            ------------------------------------

Weighted average number of shares used
   in diluted earnings per share            32,455,935   23,357,730   17,384,644
                                            ====================================

14    Financial instruments

      The Company's financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, other receivables and accounts payable and accrued liabilities. The fair values of these instruments approximate their carrying value due to their short-term maturities.

      The Company's financial instruments that are exposed to credit risk include cash and cash equivalents, restricted cash and accounts receivable. The Company places its cash with institutions of high creditworthiness. The Company's trade accounts receivable are not subject to a high concentration of credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for losses based on the expected collectibility of the accounts.

      Information on the Company's other financial instruments is contained in other notes to the consolidated financial statements.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

15    Segmented information

      The Company operates in three industry segments: (a) the SunRich Food Group, which manufactures, markets, distributes and packages grains and other food products with a focus on soy products; (b) Environmental Industrial Group, which recycles and sells or disposes of certain non-hazardous and hazardous industrial waste and resale of inorganic minerals; and (c) Steam Explosion Technology Group, which is responsible for the design, engineering, and sale of customized steam explosion technology systems. The Company's assets, operations and employees are located in Canada and the United States.

      Industry segments

                                                                                                                     2001
                                                     --------------------------------------------------------------------
                                                                                                Steam
                                                                                            Explosion
                                                                     Environmental         Technology
                                                         SunRich        Industrial          Group and
                                                      Food Group             Group          Corporate        Consolidated
                                                               $                 $                  $                   $
External sales by market
Canada                                                   318,000        22,497,000                 --          22,815,000
U.S.                                                 105,775,000         8,546,000            572,000         114,893,000
Asia                                                   5,359,000                --                 --           5,359,000
Europe                                                        --             2,000                 --               2,000
                                                     --------------------------------------------------------------------

Total sales to external customers                    111,452,000        31,045,000            572,000         143,069,000
                                                     ====================================================================

Interest expense                                       2,266,000           463,000             50,000           2,779,000
                                                     ====================================================================

Income tax expense (recovery)                            296,000           270,000           (333,000)            233,000
                                                     ====================================================================

Segment net income (loss)                                494,000           782,000         (1,245,000)             31,000
                                                     ====================================================================

Goodwill                                               8,564,000         5,038,000                 --          13,602,000
                                                     ====================================================================

Identifiable assets                                   81,349,000        26,995,000         19,177,000         127,521,000
                                                     ====================================================================

Amortization                                           4,601,000         1,123,000            179,000           5,903,000
                                                     ====================================================================

Expenditures on property, plant and equipment          4,125,000         2,054,000             44,000           6,223,000
                                                     ====================================================================

Equity accounted investments                                  --                --            583,000             583,000
                                                     ====================================================================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

                                                                                                                     2000
                                                     --------------------------------------------------------------------
                                                                                                Steam
                                                                                            Explosion
                                                                     Environmental         Technology
                                                         SunRich        Industrial          Group and
                                                      Food Group             Group          Corporate        Consolidated
                                                               $                 $                  $                   $
External sales by market
Canada                                                   397,000        25,549,000            169,000          26,115,000
U.S.                                                  67,515,000         5,737,000            376,000          73,628,000
Asia                                                   1,795,000                --                 --           1,795,000
Europe                                                   115,000                --                 --             115,000
                                                     --------------------------------------------------------------------

Total sales to external customers                     69,822,000        31,286,000            545,000         101,653,000
                                                     ====================================================================

Interest expense                                       1,111,000           416,000                 --           1,527,000
                                                     ====================================================================

Income tax expense (recovery)                            864,000            66,000         (1,798,000)           (868,000)
                                                     ====================================================================

Segment net income                                       366,000         2,513,000            495,000           3,374,000
                                                     ====================================================================

Goodwill                                               8,501,000         2,730,000                 --          11,231,000
                                                     ====================================================================

Identifiable assets                                   68,307,000        21,465,000          3,094,000          92,866,000
                                                     ====================================================================

Amortization                                           1,712,000           856,000            220,000           2,788,000
                                                     ====================================================================

Expenditures on property, plant and equipment          4,631,000           667,000             55,000           5,353,000
                                                     ====================================================================

Equity accounted investments                                  --                --            442,000             442,000
                                                     ====================================================================

                                                                                                                     1999
                                                     --------------------------------------------------------------------
                                                                                                Steam
                                                                                            Explosion
                                                                     Environmental         Technology
                                                         SunRich        Industrial          Group and
                                                      Food Group             Group          Corporate        Consolidated
                                                               $                 $                  $                   $
External sales by market
Canada                                                        --        18,554,000             85,000          18,639,000
U.S.                                                  24,481,000         3,275,000            399,000          28,155,000
Asia                                                     510,000                --                 --             510,000
                                                     --------------------------------------------------------------------

Total sales to external customers                     24,991,000        21,829,000            484,000          47,304,000
                                                     ====================================================================

Interest expense                                         217,000           144,000                 --             361,000
                                                     ====================================================================

Income tax expense (recovery)                            183,000                --           (635,000)           (452,000)
                                                     ====================================================================

Segment net income (loss)                                309,000         2,058,000           (843,000)          1,524,000
                                                     ====================================================================

Amortization                                             336,000           477,000            257,000           1,070,000
                                                     ====================================================================

Expenditures on property, plant and equipment             47,000           500,000            591,000           1,138,000
                                                     ====================================================================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      Geographic segments

                                                          2001                                      2000
                       ---------------------------------------    --------------------------------------
                             U.S.        Canada          Total          U.S.        Canada         Total
                                $             $              $             $             $             $
Property, plant and
  equipment            38,242,000    10,949,000     49,191,000    33,214,000     9,944,000    43,l58,000
                       =======================================    ======================================

Goodwill               11,040,000     2,562,000     13,602,000     8,457,000     2,774,000    11,231,000
                       =======================================    ======================================

Total assets           88,081,000    39,440,000    127,521,000    71,340,000    21,526,000    92,866,000
                       =======================================    ======================================

16    United States accounting principles differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (U.S. GAAP) during the periods presented except with respect to the following:

      Under U.S. GAAP, the gain on dilution in the amount of $nil in 2001 (2000
      - $140,000; 1999 - $nil) resulting from the dilution of the Company's ownership of the common share equity of Easton would have been excluded from income and included as a separate component of shareholders' equity as Easton is a development stage exploration company. Also, under U.S. GAAP, certain development and pre-operating costs of $51,000 (2000 - $768,000; 1999 - $75,000) deferred in these financial statements would be expensed. Amortization of $338,000 (2000 - $157,000; 1999 - $nil) related to the development and pre-operating costs would not have been expensed.

      Under U.S. GAAP, the entire US$15 million demand loan would be classified as a current liability. As a result, current liabilities would increase by $21,503,000 and long-term debt would decrease by $21,503,000.

      During 2000, the Company repriced certain options as described in note 9. As a result, $511,000 (2000 - $52,000; 1999 - $nil) of compensation expense would be recognized under U.S. GAAP.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      Accordingly, the following would have been reported under U.S. GAAP:

                                                       2001            2000            1999
                                                          $               $               $
Net earnings for the year - as reported              31,000       3,374,000       1,524,000
Dilution gain                                            --        (140,000)             --
Development and pre-operating costs
   expensed                                         338,000         157,000              --
Pre-operating costs                                 (51,000)       (768,000)        (75,000)
Stock option compensation expense                  (511,000)        (52,000)             --
Tax effect of above items                          (135,000)             --              --
                                                 ------------------------------------------

Net earnings (loss) for the year - U.S.
   GAAP                                            (328,000)      2,571,000       1,449,000
                                                 ==========================================

Basic and fully diluted earnings per share -
   U.S. GAAP                                          (0.01)           0.11            0.08
                                                 ==========================================

Shareholders' equity - as reported               69,286,000      33,277,000      18,098,000
Cumulative development, start-up costs
   and pre-operating costs - net of
   related amortization and taxes of
   $135,000 (2000 and 1999 - $nil)                 (698,000)       (850,000)       (239,000)
Cumulative stock compensation expense -
   net of taxes of $nil                            (563,000)        (52,000)             --
                                                 ------------------------------------------

Shareholders' equity - U.S. GAAP                 68,025,000      32,375,000      17,859,000
                                                 ==========================================

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

      The following is a comprehensive income statement (prepared in accordance with U.S. GAAP) which, under U.S. GAAP, would have the same prominence as other financial statements:

                                                 2001         2000         1999
                                                    $            $            $

Net earnings (loss) for the year - U.S.
   GAAP                                      (328,000)   2,571,000    1,449,000
Currency translation adjustment             1,546,000      258,000     (195,000)
                                            -----------------------------------

Comprehensive income                        1,218,000    2,829,000    1,254,000
                                            ===================================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      Other U.S. GAAP disclosures

                                                           2001             2000
                                                              $                $

Allowance for doubtful accounts                       1,779,000          939,000
                                                      ==========================

Accrued payroll                                       1,686,000        1,265,000
                                                      ==========================

      Pro forma data (unaudited)

      Condensed pro forma income statement, as if the acquisitions of Jenkins & Gournoe, Inc., Virginia Materials and International Materials had occurred at the beginning of 1999, is as follows:

                                         2001              2000             1999
                                            $                 $                $

Revenue                           150,184,000       126,139,000       66,311,000
                                  ==============================================

Net income                          1,514,000         4,900,000        2,827,000
                                  ==============================================

Earnings per share                       0.05              0.21             0.16
                                  ==============================================

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

      The Company's stock option plan is described in note 9. Employee stock options granted by the Company in 2001, 2000 and 1999 were granted at prices which were at the value of stock on the grant date, vest at various dates ranging from the date of the grants to December 12, 2005 and expire two to six years subsequent to the grant date.

      The fair value of the options granted during 2001, 2000 and 1999 was estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2000 and 1999 - 0%), an expected volatility of 30% (2000 - 51%; 1999 - 84%), a risk-free interest rate of 3% (2000 - 5%; 1999 - 4%), and an expected life of one to six years.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      The total value of 1,238,125 (2000 - 295,500; 1999 - 620,000) stock options that were granted by the Company to employees and directors during 2001 was $809,000 (2000 - $260,000; 1999 - $632,000). Of this total amount, under SFAS No. 123, the cost of stock compensation expense for the year ended December 31, 2001 would be $653,000 (2000 - $107,000; 1999 -
      $239,000). The unrecognized value of $156,000 (2000 - $153,000; 1999 -
      $393,000) will be charged to pro forma net earnings in future years according to the vesting terms of the options. Compensation expense of options granted in prior years and vesting in 2001 is $103,000 (2000 - $86,000; 1999 - $307,000). The resulting pro forma net earnings (loss) and basic earnings (loss) per share for the year ended December 31, 2001 under U.S. GAAP are ($1,084,000) (2000 - $2,378,000; 1999 - $903,000) and
      $(0.03) (2000 - $0.10; 1999 - $0.05), respectively.

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company's adoption of SFAS No. 123 for pro forma disclosure purposes does not apply to awards prior to 1995, and additional awards in future years are anticipated.

      Recent accounting developments

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These new standards eliminate pooling as a method of accounting for business combinations and features new accounting rules for goodwill and intangible assets. SFAS No. 141 was effective for business combinations initiated from July 1, 2001. SFAS No. 142 will be adopted on January 1, 2002. The Company is currently addressing the impact of the adoption of SFAS No. 142. These new U.S. GAAP standards are substantially consistent with the changes in the Canadian Standards, Canadian Institute of Chartered Accountants Handbook Sections 1581 and 3062, and are effective January 1, 2002.

      The Company will be adopting SFAS 143, "Accounting for Asset Retirement Obligations" in 2003. This standard requires that the fair value of liabilities for asset retirement obligations be recognized in the period in which they are incurred and capitalized as part of the asset carrying value and depreciated over the asset's useful life. The Company has not determined the effect of adoption of this new standard.

      Effective in 2002, the Company will adopt SFAS 144, "Accounting for the Impairment of Long-Lived Assets". This standard supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and retains the basic principals of SFAS 121, but broadens the presentation of discontinued operations. The adoption of SFAS 144 is not expected to significantly impact the Company.

      Canadian GAAP Accounting Changes

      Effective January 1,2002, the Company will adopt a new CICA accounting standard relating to stock-based compensation and other stock-based payments. This new standard requires either the recognition of compensation expense for grants of stock, stock options and other equity instruments to employees, or, alternatively, the disclosure of pro forma net earnings and net earnings per share data as if stock-based compensation had been recognized in earnings. The Company has elected to disclose pro forma net earnings and earning per share data, therefore, there is no effect of adopting this new standard on the Company's results of operations and financial position.

      Also, effective January 1, 2002, the Company will adopt a new CICA accounting standard in respect of foreign currency translation that will eliminate the deferral and amortization of currency translation adjustments related to long-term monetary items with a fixed and ascertainable life.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(expressed in Canadian dollars)

      During 2001, the CICA issued new Accounting Guideline 13 (AG 13), which will be effective beginning in 2003. AG 13 addresses the identification, designation, documentation and effectiveness of hedge accounting and establishes conditions for applying hedge accounting. Under the guideline, the Company is required to document its hedging relationships and explicitly demonstrate that the hedges are sufficiently effective in order to continue accrual accounting for positions hedged with derivatives. Otherwise, the derivative financial instruments will be required to be marked to market with the resultant gain or loss being recognized in income. The impact of adopting this guideline has not yet been determined.