Form 10-Q
period 2002-03-31
STAKE TECHNOLOGY LTD
filed 2002-05-15
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                           Commission File No. 0-9989

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

                                 (905) 455-1990
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 Yes |X| No |_|

At May 7, 2002 registrant had 41,158,928 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $90,356,666. The Company's common shares are traded on the Nasdaq Smallcap Market tier of the Nasdaq Stock Market under the symbol STKL and The Toronto Stock Exchange under the symbol SOY.

There are 27 pages in the March 31, 2002 10-Q and the index follows the cover page.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   1                    March 31, 2002 10-Q

STAKE TECHNOLOGY LTD.
                                  FORM 10-Q
                                March 31, 2002

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets as at March 31, 2002 and December 31, 2001.

         Consolidated Statements of Retained Earnings for the three months ended March 31, 2002 and 2001, and the year ended December 31, 2001.

         Consolidated Statements of Earnings for the three months ended March 31, 2002 and 2001.

         Consolidated Statements of Cash Flow for the three months ended March 31, 2002 and 2001.

         Condensed Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

PART II - OTHER INFORMATION

         All financial information is expressed in United States Dollars
         The closing rate of exchange on May 7, 2002 was CDN $1 = U.S. $0.6380


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   2                    March 31, 2002 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

                      Consolidated Financial Statements

                            Stake Technology Ltd.

                                March 31, 2002


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   3                    March 31, 2002 10-Q

Stake Technology Ltd.
Consolidated Balance Sheets
As at March 31, 2002 and December 31, 2001
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------
                                                         March 31,  December 31,
                                                              2002          2001
--------------------------------------------------------------------------------

Assets (note 5)

Current assets
Cash and cash equivalents                                 $  8,354      $  3,364
Restricted cash                                                880         1,147
Marketable securities                                           --         6,307
Accounts receivable - trade                                  9,413         8,377
Current portion of note receivable                           1,289         1,256
Inventories (note 3)                                        15,862        13,821
Other receivables and prepaid expenses                         946         1,258
Future income taxes                                            719           663
                                                          ----------------------
                                                            37,463        36,193

Note receivable                                                707         1,047

Property, plant and equipment - at cost,
less accumulated amortization of $9,674
(December 31, 2001 - $8,785)                                31,133        30,883

Investments                                                    367           366

Goodwill - at cost, less accumulated
amortization of $985
(December 31, 2001 - $985)                                   8,747         8,540

Other assets (note 4)                                        3,606         3,032
                                                          ----------------------
                                                          $ 82,023      $ 80,061
                                                          ======================
Liabilities

Current liabilities
Bank indebtedness (note 5)                                $  3,901      $  1,206
Accounts payable and accrued liabilities                    12,232        12,831
Customer deposits                                            1,714         1,389
Current portion of long-term debt (note 5)                   2,062         2,634
Current portion of long-term payables (note 6)                 968         1,067
                                                          ----------------------
                                                            20,877        19,127

Long-term debt  (note 5)                                    14,116        14,014
Long-term payables (note 6)                                  1,474         1,598
Future income taxes                                          1,855         1,822
                                                          ----------------------
                                                            38,322        36,561
                                                          ----------------------
Shareholders' Equity

Capital stock (note 7)                                      35,973        35,875
Contributed surplus                                          2,910         2,910
Retained earnings                                            3,732         3,709
Currency translation adjustment                              1,086         1,006
                                                          ----------------------
                                                            43,701        43,500
                                                          ----------------------
                                                          $ 82,023      $ 80,061
                                                          ======================

Contingencies (note 9)

        (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   4                    March 31, 2002 10-Q

Stake Technology Ltd.
Consolidated Statements of Retained Earnings
For the three months ended March 31, 2002 and 2001, and the year ended December 31, 2001 Unaudited
(expressed in thousands of U.S. dollars)

                                              Three months ended        Year ended
                                           ------------------------    ------------
                                           March 31,      March 31,    December 31,
                                                2002           2001            2001
------------------------------------------------------------------------------------
Retained Earnings - Beginning of
    the Period                                $3,709         $3,690          $3,690

Net earnings for the period                       23             22              19
                                              -------------------------------------

Retained Earnings - End of Period             $3,732         $3,712          $3,709
                                              =====================================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   5                    March 31, 2002 10-Q

Stake Technology Ltd.
Consolidated Statements of Earnings
For the three months ended March 31, 2002 and 2001 Unaudited
(expressed in thousands of U.S. dollars, except per share amounts)

-------------------------------------------------------------------------------
                                                         March 31,    March 31,
                                                           2002           2001
-------------------------------------------------------------------------------

Revenues                                                 $  23,283    $  19,119

Cost of sales                                               19,979       16,454
                                                         ----------------------

Gross profit                                                 3,304        2,665

Selling, general and administrative expenses                 2,983        2,380
                                                         ----------------------

Earnings before the following                                  321          285

Interest expense                                              (422)        (489)
Interest and other income                                      111           87
Foreign exchange (loss) gain                                    (4)          27
                                                         ----------------------
                                                              (315)        (375)
                                                         ----------------------
Earnings (loss) before income taxes                              6          (90)

Recovery of income taxes                                        17          112
                                                         ----------------------

Net earnings for the period                              $      23    $      22
                                                         ======================

Net earnings per share for the period

   - Basic                                               $    0.00    $    0.00
                                                         ======================
   - Diluted                                             $    0.00    $    0.00
                                                         ======================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   6                    March 31, 2002 10-Q

Stake Technology Ltd.
Consolidated Statements of Cash Flow
For the three months ended March 31, 2002 and 2001
Unaudited
(expressed in thousands of U.S. dollars)

-------------------------------------------------------------------------------
                                                        March 31,     March 31,
                                                             2002          2001
-------------------------------------------------------------------------------

Cash provided by (used in)

Operating activities

Net earnings for the period                              $      23    $      22
Items not affecting cash
    Amortization                                               934          853
    Provision for future income tax                            (21)         (28)
    Other                                                      (24)          (4)
                                                         ----------------------
                                                               912          843
Change in operating assets and liabilities
    (note 8)                                                (2,890)      (3,199)
                                                         ----------------------
                                                            (1,978)      (2,356)
                                                         ----------------------
Investing activities
Proceeds from disposition of marketable
    securities                                               6,307           --
Acquisition of companies, net of cash acquired                (214)        (322)
Acquisition of property, plant and equipment                (1,167)        (395)
Proceeds from note receivable                                  358          344
Other                                                         (103)          18
                                                         ----------------------
                                                             5,181         (355)
                                                         ----------------------
Financing activities
Borrowings under revolving credit facilities,
    net                                                      2,695        2,946
Borrowings under long-term debt facilities                  15,000           --
Repayment of long-term debt facilities                     (15,470)        (788)
Payment of deferred purchase consideration                    (147)          --
Proceeds from the issuance of common shares,
    net of issuance costs                                       98            4
Financing costs                                               (486)          --
Proceeds from restricted cash                                  267           --
Purchase and redemption of Preference Shares
    of subsidiary companies                                   (105)         (74)
                                                         ----------------------
                                                             1,852        2,088
                                                         ----------------------
Foreign exchange loss on cash held in a
    foreign currency                                           (65)         (13)
                                                         ----------------------

Increase (decrease) in cash during the period                4,990         (636)

Cash and cash equivalents - Beginning of period              3,364          636
                                                         ----------------------
Cash and cash equivalents - End of period                $   8,354    $      --
                                                         ======================

         (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   7                    March 31, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

1.    Interim financial statements

      The interim consolidated financial statements of Stake Technology Ltd. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in Canada which conform, in all material respects (except as indicated in Note 11, with accounting principles generally accepted in the U.S.) Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included; all such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, see the Company's consolidated financial statements, including the accounting policies and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2001.

2.    Description of business and significant accounting policies

      The Company was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. The SunRich Food Group manufactures and sells agricultural products with a focus on soy, soymilk and other food products. The Environmental Industrial Group processes and sells abrasives and industrial materials and recycles inorganic materials. The Company also operates a division developing and commercializing a proprietary steam explosion technology for processing of biomass into higher value products. The Company's assets, operations and employees at March 31, 2002 are located in the United States and Canada.

      The Company's significant accounting policies are outlined below:

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

      Inventories of grain are valued at market. Changes in market value are included in cost of sales. The SunRich Food Group generally follows a policy of hedging its grain transactions to protect gains and minimize losses due to market fluctuations. Futures, purchase and sale contracts are adjusted to market price and gains and


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   8                   March 31, 2002 10-Q
      losses from such transactions are included in cost of sales. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   9                    March 31, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2002
Unaudited
(expressed in thousands of U.S. dollars)

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

      Amortization is provided on property, plant and equipment on the diminishing balance basis or, in the case of certain U.S.-based subsidiaries, straight-line basis at rates based on the estimated useful lives of the assets as follows: 10% to 33% for office furniture and equipment, machinery and equipment and vehicles and 4-8% for buildings. Amortization is calculated from the time the asset is put into use.

      Goodwill and intangible assets

      The Company adopted the new CICA Handbook Section 3062 "Goodwill and Intangible Assets" on January 1, 2002. This new standard eliminates the amortization of goodwill. Goodwill represents the excess of cost of subsidiaries and businesses over the assigned value of net assets acquired.

      In accordance with the new standard, by June 30, 2002 the Company will assess the carrying value of goodwill for possible impairment. The Company's trademarks are intangible assets with an indefinite life. The Company has determined that there is no impairment in the value of trademarks. As required by the standard, the new rules related to goodwill and other intangible assets has been applied prospectively. On a pro-forma basis, the impact of adopting the new standard on prior period earnings is:

                                                         March 31,     March 31,
                                                              2002          2001
                                                                 $             $

      Net earnings for the quarter                              23            22

      Add back: goodwill and trademark amortization             --            90
                                                          ----------------------
      Adjusted net earnings for the quarter                     23           112
                                                          ======================

      Adjusted net earnings per common share                  0.00          0.00
                                                          ======================


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   10                   March 31, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

      Other assets

      Pre-operating costs

      Net costs incurred in the pre-operating stage of start-up businesses are deferred until the business reaches commercial operation or the passage of a certain period of time as predetermined by management.

      During 2001, the Company initiated the start-up of an organic dairy business based in Canada. Certain pre-operating costs of $119 (December 31, 2001 - $32) have been deferred. Amortization of these costs will commence no later than June 30, 2002 on a straight-line basis to the end of December 31, 2003.

      During 2000, the Company acquired Nordic Aseptic, Inc. (Nordic), which was considered a start-up business from the date of acquisition to December 31, 2000. Certain operating costs, net of income earned during the pre-operating period totaling $482 were deferred. Amortization of these net costs commenced January 1, 2001 and is being amortized on a straight-line basis over three years.

      Patents, trademarks and licences

      Costs of acquiring or registering patents, and licences are capitalized and amortized on a straight-line basis over their expected lives of 10 to 20 years. As described above, the Company's trademarks have been deemed to be indefinite life intangible assets, and therefore are not amortized. Costs of renewing patents and trademarks are expensed as incurred.

      Deferred financing costs

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

            Revenue from consulting and contract research is recognized when the service is completed.

            Licence fees related to sales of the Company's technologies are recorded as revenue when earned and collection is reasonably assured.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   11                   March 31, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

      Change in reporting currency

      The Company has historically prepared and filed its consolidated financial statements in Canadian dollars. On January 1, 2002, the Company adopted the United States (U.S.) dollar as its reporting currency for presentation of its consolidated financial statements. With the recent acquisitions of the SunRich Food Group companies and Virginia Materials in the United States, a significant portion of the Company's net earnings will be earned by its U.S. operations. Historical consolidated results have been restated using a translation of convenience, whereby all historical results have been reflected using the exchange rate in effect on December 31, 2001 of $1 U.S. to $1.5928 CDN.

      Foreign currency translation

      The Company's Canadian operations are self-sustaining operations. The assets and liabilities are translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Resulting unrealized gains or losses are accumulated and reported as currency translation adjustment in shareholders' equity.

      Other revenues and expenses arising from foreign currency transactions are translated into U.S. dollars using the exchange rate in effect at the transaction date. Monetary assets and liabilities are translated using the rate in effect at the balance sheet date. Related exchange gains and losses are included in the determination of earnings.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   12                   March 31, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

      Earnings per share

      Basic earnings per share are computed by dividing the income available for common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the treasury stock method whereby the weighted average number of common shares used in the basic earnings per share calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

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

3.    Inventories

                                                         March 31,  December 31,
                                                              2002          2001
                                                                 $             $

      Raw materials                                          5,817         6,026
      Finished goods and merchandise                         7,960         6,323
      Grain                                                  2,085         1,472
                                                         -----------------------

                                                            15,862        13,821
                                                         =======================

      Grain inventories consist of the following:

                                                         March 31,  December 31,
                                                              2002          2001
                                                                 $             $

      Company owned grain                                    2,067         1,338
      Unrealized gain (loss) on
          Sales and purchase contracts                         (71)          100
          Futures contracts                                     89            34
                                                         -----------------------

                                                             2,085         1,472
                                                         =======================


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   13                   March 31, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

4.    Other assets

                                                         March 31,  December 31,
                                                              2002          2001
                                                                 $             $

      Trademarks                                             2,498         2,498
      Pre-operating costs, net of accumulated
          amortization of $201
          (December 31, 2001 - $161)                           413           366
      Deferred financing costs                                 508            24
      Other                                                    187           144
                                                         -----------------------

                                                             3,606         3,032
                                                         =======================

5.    Long-term debt and banking facilities

      New financing arrangement

            On March 15, 2002, the Company entered into a new financing arrangement with a major Canadian bank and its U.S. subsidiary. This financing arrangement includes the following components:

            i) $15,000 term loan due May 2005, with scheduled quarterly payments to amortize the debt over seven years.

                  Interest on the term loan is payable at the borrower's option at U.S. dollar base rate or U.S. LIBOR plus a premium based on certain financial ratios of the Company.

            ii)   CDN $4,000 demand line of credit facility

                  Interest on borrowings under this facility is payable monthly and accrues at the borrower's option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers' acceptances, plus a margin based on certain financial ratios of the Company. As at March 31, 2002 $nil (December 31, 2001 - $nil) of this facility has been utilized.

            iii)  $5,000 demand line of credit facility

                  Interest on borrowings under this facility is payable monthly and accrues at the borrower's option based on various reference rates including U.S. bank prime, or LIBOR, plus a margin based on certain financial ratios of the Company. As at March 31, 2002 $3,800 (December 31, 2002 - $nil) of this facility has been utilized.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  14                    March 31, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

5.    Long-term debt and banking facilities, continued

      Total debt of $15,447 outstanding at December 31, 2001 was repaid on March 15, 2002 with the proceeds of the new financing arrangement. Financing charges (loan breakage fees and deferred financing costs) of $185 related to the debt outstanding at December 31, 2001, which was extinguished on March 15, 2002, were expensed in the fourth quarter of 2001.

      The $15,000 term loan and the Canadian and U.S. line of credit facilities described above are collateralized by a first priority security against all of the Company's assets in both Canada and the United States.

      In addition to the $15,000 term loan described above, the Company also has $1,178 of other debt outstanding at March 31, 2002 (December 31, 2001 - $16,648).

      As at March 31, 2002, the Company does not have any line of credit facilities other than those described above and a $200 margin financing facility, of which $121was utilized at March 31, 2002 (December 31, 2001 - $200).

6.    Long-term payables

                                                         March 31,  December 31,
                                                              2002          2001
                                                                 $             $

      Product rebate payable                                 1,238         1,209
      Deferred purchase consideration                          893         1,040
      Preference shares of subsidiary companies                311           416
                                                         -----------------------
                                                             2,442         2,665
      Less: current portion                                    968         1,067
                                                         -----------------------

                                                             1,474         1,598
                                                         =======================

7.   Capital stock

                                                         March 31,  December 31,
                                                              2002          2001
                                                                 $             $

      (a)   Issued and fully paid -
            41,129,328 common shares
            (December 31, 2001 - 41,081,228)                33,058        32,960
            4,690,750 warrants
            (December 31, 2001 - 4,690,750)                  2,915         2,915
                                                        ------------------------
                                                            35,973        35,875
                                                        ------------------------

      (b) In the first quarter of 2002, employees exercised 48,100 options and 48,100 common shares were issued for net proceeds of $98.

      (c) As at March 31, and May 7, 2002, there were options vested to Employees and Directors to acquire 1,496,125 common shares at exercise prices of $0.75 to $2.10. In addition, at March 31 and May 7, 2002 options to acquire an additional 353,900 common shares at $1.06 to $2.10 have been granted to employees and directors but have not yet vested. As at March 8, 2002, the Company has committed to grant certain employees 110,000 options to acquire common shares at $2.15. These options will be provided to employees upon approval by the shareholders of the 2002 stock option plan. The approval is expected to be received in June 2002.

      (d) During 1997, the shareholders of the Company agreed to reduce the capital account of the Company's common shares by $15,712 through a reduction of the deficit.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   15                   March 31, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

8.    Supplemental cash flow information

                                                         March 31,    March 31,
                                                              2002         2001
                                                                 $            $

      Change in non-cash working capital balances
        related to operations:
      Accounts receivable - trade                           (1,036)        (349)
      Inventories                                           (2,041)         227
      Other receivables and prepaid expenses                   461         (594)
      Accounts payable and accrued liabilities                (599)      (2,798)
      Customer deposits                                        325          315
                                                        ------------------------

                                                            (2,890)      (3,199)
                                                        ------------------------

9.    Contingencies

      a) The Company has filed a claim against a former director relating to certain actions taken when he was the President of its operating division, Barnes Environmental/Pecal. The former director has counter-claimed against the Company and its subsidiaries, the Chairman of the Company and Easton Minerals Limited, the Company's 32% equity investment. The Company and its legal counsel believe that the counter-claim is without merit.

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

      c) In the normal course of business, the SunRich Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

      d) The Company has guaranteed loans of a third party to facilitate the purchase of equipment used in the processing of certain of the Company's inventory. As at March 31, 2002, the balance due on these loans was $199.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   16                   March 31, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

10.   Segmented information

      The Company operates in three industry segments: (a) the SunRich Food Group, which manufactures, markets, distributes and packages grains and other food products with a focus on soy products; (b) the Environmental Industrial Group, which recycles and sells or disposes of certain non-hazardous and hazardous industrial waste and resale of inorganic minerals; and (c) the Steam Explosion Technology Group: which is responsible for the design, engineering, and sale of customized steam explosion technology systems. The Company's assets, operations and employees are located in Canada and the United States.

      Industry segments

                                                                                                             March 31, 2002
                                                       --------------------------------------------------------------------
                                                                                                    Steam
                                                                                                Explosion
                                                                          Environmental        Technology
                                                              SunRich        Industrial         Group and
                                                           Food Group             Group         Corporate      Consolidated
                                                                    $                 $                 $                 $
      External revenues by market
      Canada                                                       75             2,821                --             2,896
      U.S.                                                     17,344             2,287                75            19,706
      Other                                                       648                33                --               681
                                                       --------------------------------------------------------------------

      Total sales to external customers                        18,067             5,141                75            23,283
                                                       --------------------------------------------------------------------

      Interest expense                                            369                53                --               422
                                                       --------------------------------------------------------------------

      Segment net income (loss)                                     2               265              (244)               23
                                                        -------------------------------------------------------------------

      Identifiable assets                                      52,651            18,251            11,121            82,023
                                                        -------------------------------------------------------------------

      Expenditures on property, plant and equipment               699               397                71             1,167
                                                        -------------------------------------------------------------------

                                                                                                             March 31, 2002
                                                       --------------------------------------------------------------------
                                                                                                    Steam
                                                                                                Explosion
                                                                          Environmental        Technology
                                                              SunRich        Industrial         Group and
                                                           Food Group             Group         Corporate      Consolidated
                                                                    $                 $                 $                 $
      External revenues by market
      Canada                                                       65             3,639                 8             3,712
      U.S.                                                     12,638               929                72            13,639
      Other                                                     1,749                19                 -             1,768
                                                       --------------------------------------------------------------------

      Total sales to external customers                        14,452             4,587                80            19,119
                                                       --------------------------------------------------------------------

      Interest expense                                            404                85                 -               489
                                                       --------------------------------------------------------------------

      Segment net income (loss)                                    33               232              (243)               22
                                                       --------------------------------------------------------------------

      Expenditures on property, plant and equipment               357                38                 -               395
                                                       --------------------------------------------------------------------


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   17                   March 31, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2002
Unaudited
(expressed in thousands of U.S. dollars)

    Geographic segments

                                      March 31, 2002               December 31, 2001
                         ----------------------------     ---------------------------
                           U.S.     Canada      Total       U.S.    Canada      Total
                              $          $          $          $         $          $
    Goodwill and
        trademarks        9,636      1,609     11,245      9,429     1,609     11,038
                         ============================     ===========================

    Property, plant
        and equipment    24,065      7,068     31,133     24,009     6,874     30,883
                         ============================     ===========================

    Total assets         56,796     25,227     82,023     55,299    24,762     80,061
                         ============================     ===========================

11.   United States Accounting Principles differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (U.S. GAAP) during the periods presented except with respect to the following:

      Under U.S. GAAP, certain development and start-up costs of $87 incurred in the first quarter of 2002 (March 31, 2001 - $nil; December 31, 2001 - $32) deferred in these financial statements would be expensed. Amortization of $40 (March 31, 2001 - $53; December 31, 2001 - $212) related to the development and start-up costs would not have been expensed.

      During 2000, the Company repriced certain options. As a result $nil (March 31, 2001 - $203; December 31, 2001 - $321) would be recognized as an expense under U.S. GAAP.

      Effective January 1, 2002, the Company adopted the U.S. dollar as its reporting currency. Under Canadian GAAP historical results were restated using a translation of convenience, whereas under U.S. GAAP, the consolidated financial statements would be restated on a retroactive basis.

      Accordingly, the following would have been reported under U.S. GAAP:

                                                                             March 31,       March 31,    December 31,
                                                                                  2002            2001            2001
                                                                                     $               $               $
                                                                            ------------------------------------------
      Net earnings for the period - as reported                                     23              22              19
      Development, start-up and pre-operating costs expensed                        40              53             212
      Pre-operating costs capitalized                                              (87)             --             (32)
      Stock option compensation expense                                             --            (203)           (321)
      Tax effect of above items                                                     --              --             (85)
                                                                            ------------------------------------------
      Net loss for the period - US. GAAP                                           (24)           (128)           (207)
                                                                            ==========================================

      Net loss per share - U.S. GAAP                                              0.00            0.00           (0.01)
                                                                            ==========================================
      Weighted average number of common shares outstanding                  41,110,488      28,485,219      32,455,935
                                                                            ==========================================

      Shareholders' equity - as reported                                        43,701          22,577          43,500
      Cumulative development, start-up and pre-operating costs
        expensed, net of related amortization                                     (413)           (480)           (366)
      Cumulative stock compensation expense, net of taxes of $nil                 (353)           (235)           (353)
                                                                            ------------------------------------------

      Shareholders' equity - U.S. GAAP                                          42,935          21,862          42,781
                                                                            ==========================================


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   18                   March 31, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

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

                                                    March 31,       March 31,    December 31,
                                                         2002            2001            2001
                                                            $               $               $
                                                   ------------------------------------------

       Net loss for the year - U.S. GAAP                  (24)           (128)           (207)
       Currency translation adjustment                    (80)            743             328
                                                   ------------------------------------------

       Comprehensive (loss) income                       (104)            615             121
                                                   ==========================================

      Other U.S. GAAP disclosures

                                                         March 31,  December 31,
                                                              2002          2001
                                                                 $             $

      Allowance for doubtful accounts                        1,133         1,117
                                                         =======================

      Accrued payroll                                        1,200         1,059
                                                         =======================

12.   Comparative balances

      Certain comparative account balances have been reclassified to achieve comparability to current period balances.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   19                   March 31, 2002 10-Q

PART I - FINANCIAL INFORMATION

Item 2 -

Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Corporate Developments

On March 15, 2002 the Company entered into a new financing arrangement with a major Canadian bank and its U.S. subsidiary, replacing existing lines of credit and long-term debt facilities. The new facilities consist of the following components; i) $15,000 term loan due May 2005, with scheduled quarterly repayments to amortize over seven years; ii) CDN $4,000 demand line of credit facility and, iii) $5,000 demand line of credit facility. The new facilities are collateralized by a first priority security against all the Company's assets. Interest is payable at the borrower's option depending on the facility (LIBOR, U.S. dollar base rate, Canadian prime or Canadian bankers' acceptances) plus a premium based on certain financial ratios of the Company. The Company expects to save $450 in interest on an annualized basis and realize improved cash flow in addition to savings in administrating multiple debt facilities.

On March 25, 2002 the Company announced the launch of a new Division, Sunrich Valley, which has entered the Canadian organic milk market with a full range of organic milk and butter products. These products will be marketed under the brand "MU". The organic dairy market is one of the fastest growing segments of the natural foods business. The Company intends to complement its current product offering with cheese and cultured products over the next year and plans to continue to build a niche business focused on organic foods.

New Directors/Management Changes

Mr. Tim Bergqvist and Mr. Michael Boyd have announced that they will retire from the Company's Board of Directors and thus will not be standing for re-election at the Annual Shareholders meeting on June 18, 2002. Mr. Bergqvist has been a Director since 1989 and Mr. Boyd since 1995. Mr. Boyd was also chairman of the Audit Committee.

Ms. Leslie Markow who held the position of Vice President of Regulatory Reporting/Corporate Compliance and Chief Administrative Officer has left the Company. Mr. John Dietrich has assumed most of Ms. Markow's responsibilities and holds the position of Vice President, Treasurer, reporting to the Chief Financial Officer.

Change in Reporting Currency

The Company has historically prepared and filed its consolidated financial statements in Canadian dollars. On January 1, 2002, the Company adopted the United States (U.S.) dollar as its reporting currency for presentation of its consolidated financial statements. With the recent acquisitions of the SunRich Food Group companies and Virginia Materials in the United States, a significant portion of the Company's net earnings will be earned by its U.S. operations. Historical consolidated results have been restated using a translation of convenience, whereby all historical results have been reflected using the exchange rate in effect on December 31, 2001 of $1 U.S.
to $1.5928 CDN.

Significant Developments at SunRich Food Group

Nordic Aseptic start-up phase complete

In March 2002, the Company brought its Nordic Aseptic facility into full production with Nordic Aseptic expecting to achieve its first profit in the second quarter of the year. Sales volumes have increased dramatically and a major packaging contract is now in force. This represents a major milestone for the SunRich Food Group as cumulative losses at Nordic Aseptic for the 15 month period ending March 31, 2002 were approximately $2,700.

Significant Developments at the Environmental Industrial Group

There were no significant developments in the Environmental Industrial Group in the quarter.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  20                    March 31, 2002 10-Q

Significant Developments in the Steam Explosion Technology Group

On April 2, 2002 the Company announced the signing of a contract for the first sale of a StakeTech Steam Explosion Pulping System in China. The sale is valued at $4,200. The system will be used to produce pulp for paper from straw. A major advantage of the StakeTech System is that it uses high pressure steam with minimal chemicals, and is therefore a far less polluting alternative. It is also economic at a small scale, utilizing less energy as compared to traditional pulping systems, all at a reduced upfront capital cost.

The contract will come into full force upon the client providing an initial 10% down payment and provision of a letter of credit for 100% of the purchase price, both expected by the end of May, 2002. In turn, the Company will issue various performance guarantees to support the manufacturing and quality performance phases of the project. Manufacturing of the system will commence upon receipt of the required down payment and letter of credit and will be ready for shipment in approximately 14 months. Installation, commissioning and final system acceptance will take an additional 16 months from the date of shipment.

The Company will continue to focus on selling additional Steam Explosion Pulping Systems in the China market through its license agreement with Pacitec Inc.

Operations For the Three Months ended March 31, 2002 Compared With the Three Months Ended March 31, 2001

Consolidated

Revenues in the first three months of 2002 increased by 21.8% to $23,283 from $19,119 in the first three months of 2001 and the Company's net earnings for the first three months in 2002 were $23 or $0.00 per common share compared to $22 or $0.00 per common share for the first three months of 2001. The increase in the Company's revenues is due to a number of factors including increased sales of aseptic packaged soymilk products, increased sale of bulk grains and specialty beans and the acquisition of the business and certain assets of Virginia Materials and Supplies, Inc. and 51% of the outstanding common shares of International Materials and Supplies, Inc. (Virginia Materials) in October, 2001.

Earnings were flat compared to the same period in 2001 due to continued losses at Nordic Aseptic, reduced volumes for certain soymilk products as a result of customer inventory adjustments, weak market/economic conditions that impacted the Environmental Industrial Group and increased Corporate costs to support a growing public organization, offset by the positive impact of the October 2001 acquisitions.

EBITDA (earnings before interest, taxes, deprecation and amortization) increased 7% to $1,252 versus $1,165 in 2001.

U.S. readers should note that due to differences between Canadian and U.S. GAAP, the loss for the three months ended March 31, 2002 under U.S. GAAP is $24 or $0.00 per common share versus a loss of $128 or $0.00 per common share in the same period in 2001. Note 11 to the consolidated financial statements itemizes these differences.

Cost of sales increased by 21.4% to $19,979 for the three months ended March 31, 2002 compared to $16,454 for the three months ended March 31, 2001. Consistent with the revenue analysis above, the increase in cost of sales is related to the revenue increase resulting from increased sales of certain food based products and the acquisition of Virginia Materials.

The Company's consolidated gross margin was 14.2% for the three months ended March 31, 2002 compared to 13.9% in the three months ended March 31, 2001. Excluding the impact of the losses incurred related to Nordic Aseptic, gross margin was 15.5%.

Selling, general and administrative expenditures increased 25.3% in the three months ended March 31, 2002 to $2,983 compared to $2,380 for the three months ended March 31, 2001. The increase in administrative costs is due to the Virginia Materials acquisition completed in October 2001 and increased Corporate costs to support a larger public company. These increases were partially offset by a reduction in amortization expense as a result of the Company adopting the new CICA Handbook Section 3062 "Goodwill and Intangible Assets" on January 1, 2002,


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   21                   March 31, 2002 10-Q
whereby goodwill and trademarks are not amortized. Amortization of goodwill and trademarks in the three months ended March 31, 2001 was $90.

Interest on long-term debt, other interest expense and financing charges decreased to $422 in the three months ended March 31, 2002 from $489 in the three months ended March 31, 2001. The decrease in borrowing costs relates mainly to a decrease in floating interest rates on certain debt instruments versus 2001 and a decrease in the effective borrowing rate as a result of the new financing arrangements, as announced by the Company in March 2002.

Interest and other income increased to $111 in the three months ended March 31, 2002 from $87 in the three months ended March 31, 2001. This is due to interest earned on higher cash/investment balances throughout the period resulting from the private placements completed in 2001.

The recovery of income taxes decreased in the first three months of 2002 compared to the first three months of 2001 largely due to receipt of a 85,000 tax refund in 2001 related to the reassessment of an acquired Company's taxes and a reduction in the loss carry forward benefits realized in the period. The recovery of income taxes in the first three months of 2002 resulted largely from the deductibility of certain goodwill for tax purposes.

Segmented Operations Information

The SunRich Food Group

The SunRich Food Group contributed $18,067 or 77.6% of total Company consolidated revenues in the first three months of 2002 versus $14,452 or 75.6% in the same period in 2001. The increase of $3,615 in the SunRich Food Group sales (25.0%) was due primarily to increased sales of aseptic packaged soymilk at Nordic Aseptic of $1,923 and an increase in sales of bulk grains and specialty beans of $1,535.

Gross margin in the SunRich Food Group increased by $84 in the three months ended March 31, 2002 to $1,999 (11.1%) compared to $1,915 (13.3%) in the same period in 2001. Excluding the negative impact of Nordic Aseptic operations, adjusted gross margin was 12.7% for the three months ended March 31, 2002. The increase in total gross margin reflects the positive impact of improved product margins on organic feed and specialty products and cost reduction initiatives undertaken throughout the Group, offset by low margins on bulk grains and a decline in certain soymilk margins as a result of temporary customer inventory adjustments.

Selling, general and administrative expenses increased to $1,783 in the three months ended March 31, 2002 versus $1,569 in the three months ended March 31, 2001. The increase is due primarily to increased payroll and related costs as the organization continues to support the growth in operations and legal costs associated with an action against a former supplier for failure to adhere to the terms of a supply contact, as detailed in Part II - Other Information.

Interest expense on long-term debt and other interest decreased to $369 in the three months ended March 31, 2002 versus $404 in the three months ended March 31, 2001. The decrease was due to reductions in floating interest rates on certain debt instruments versus 2001 and the refinancing of the majority of the Group's debt in March 2002, as noted above.

Pre-tax losses of the SunRich Food Group were $145 in the three months ended March 31, 2002 versus earnings of $32 in the three months ended March 31, 2001. Results were positively impacted by improved volume and margins on grain and specialty beans and internal cost control programs, but negatively impacted by the near $600 pre-tax loss at Nordic Aseptic. The Company expects Nordic Aseptic to be profitable in the second quarter of 2002.

The SunRich Food Group net earnings decreased to $2 in the first three months ended March 31, 2002 from $33 in the three months ended March 31, 2001 as a result of the key issues noted above.

Environmental Industrial Group

The Environmental Industrial Group contributed $5,141 or 22.1% of the total Company consolidated revenues in the first three months of 2002, versus $4,587 or 24.0% in 2001. Revenues were favourably impacted by the acquisition of Virginia Materials ($1,115) in 2001, partially offset by weak market and economic conditions in the


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   22                   March 31, 2002 10-Q
steel and foundry businesses, the termination of a key distribution agreement, the economic impact of the September 11th tragedy on the demand for abrasives and continued competition in the silica sands market.

Gross margin in the Environmental Industrial Group increased to $1,229 in the three months ended March 31, 2002 versus $700 in the three months ended March 31, 2001, an increase of 75.6%. The increase in margin resulted primarily from the acquisition noted above, improvement in price and sales mix margins, offset by a decrease in volume as a result of the economic conditions noted above. As a percentage of revenues, gross margin improved to 23.9% in the first three months of 2002 from 15.3% in the first three months of 2001.

Selling, general and administrative expenses increased to $780 in the three months ended March 31, 2002 versus $509 in the three months ended March 31, 2001. The increase is due in most part to the acquisition of Virginia Materials in 2001.

Interest expense on long-term debt and other interest decreased to $53 in the first three months of 2002 versus $85 in the first three months of 2001. The decrease was due to a combination of reduced operating line utilization and the refinancing of the majority of the Group's debt in March 2002, as noted above.

Pre-tax earnings of the Environmental Industrial Group were $390 in the three months ended March 31, 2002 versus $136 in the three months ended March 31, 2001. Results were positively impacted by the addition of Virginia Materials, and improved price and sales mix margins, but negatively impacted by unfavourable economic and market conditions and increased competitive pressures in key product groups.

Net earnings were $265 in the three months ended March 31, 2002 versus $232 in the three months ended March 31, 2001.

Steam Explosion Technology Group

Revenues of $75 for the three months ended March 31, 2002 and $80 for the same period in 2001 were derived from licence fees.

Cost of sales for the three months ended March 31, 2001 consisted of amortization charges. The asset was fully amortized in 2001, and therefore there were no amortization charges in the first three months ended March 31, 2002.

Selling general and administrative expenses were $65 for the first three months of 2002 compared to $74 for the same period in 2001. These costs reflect payroll and related expenses required to manage and maintain the business.

Corporate Activities

Selling, general and administration expenses were $355 in the three months ended March 31, 2002 versus $228 in the three months ended March 31, 2001. The increase was due to an increase in the costs of administering a growing public company including incremental payroll and related costs, public relations and professional fees. The results for the quarter ended March 31, 2002 include a provision for severance costs of $75.

Liquidity and Capital Resources at March  31, 2001

Current assets

Cash and cash equivalents increased to $8,354 at March 31, 2002 (December 31, 2001 - $3,364), primarily due to the conversion of $6,307 of marketable securities held at year end to cash equivalents

As of March 31, 2002 the Company had restricted cash of $880 (December 31, 2001
- $1,147) and marketable securities of $nil (December 31, 2001 - $6,307). The restricted cash relates primarily to funds restricted from the December 2001 private placement. These funds were subsequently received by the Company in April 2002 based on final approval of S-3 filing and clearance of the Ontario Securities Commission hold period. The marketable securities were funds held at year end in a mutual fund corporation which holds cash equivalents. These securities were disposed in the quarter ended March 31, 2002 and the proceeds invested in cash equivalents, as noted above.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   23                   March 31, 2002 10-Q

Trade accounts receivable increased to $9,413 at March 31, 2002 from $8,377 at December 31, 2001. Trade receivables at March 31, 2002 attributable to the SunRich Food Group were $6,048 (December 31, 2001 - $5,088). The increase was primarily related to a $432 reclassification of other receivables and prepaid expenses to trade receivables and the impact of increased sales in the quarter. Trade receivables in the Environmental Industrial Group were $3,290 (December 31, 2001 - $3,289). The Steam Explosion Technology Group has a receivable of $75 as the Company recorded 25% of its annual $300 license fee due in July 2002.

The note receivable of $1,996 (December 31, 2001- $2,303) and the product rebate payable in long-term payables of $1,238 (December 31, 2001 - $1,209) are related to an agreement with a major European based company to supply product. This agreement required the SunRich Food Group to expand a food processing plant to the customer's specifications, which was completed in 2001. In accordance with the terms of the agreement the customer pays 36 monthly instalments of $119. The agreement also requires the Company to provide the customer with a product rebate beginning October 2003 until $1,720 is repaid. Upon the application of purchase accounting in 2000, both the receivable and payable were fair valued using a discount rate of 9.5 %.

Inventories increased $2,041 to $15,862 at March 31, 2002. The SunRich Food Group accounts for $12,466 of the total balance (December 31, 2001 - $10,325) and the Environmental Industrial Group $3,378 (December 31, 2001 - $3,496). The Steam Explosion Technology Group is not required to carry significant inventories. The higher balances in the SunRich Food Group are primarily due to increased inventory of finished aseptic packaged goods of $1,668 and higher grain inventory of $613.

Future income tax assets of $719 at March 31, 2002 (December 31 2001 - $663) consist primarily of Canadian tax losses and scientific research expenditures recorded by the Canadian entity from 2000 through to March 31, 2002 with the remaining balance of $215 (December 31, 2001 - $215) relating to the SunRich Food Group's accounting reserves not deductible for tax until realized. The Company believes that it is more likely than not that the tax benefit of the recorded assets will be realized.

Property, plant and equipment

In the first quarter of 2002, the Company spent $1,167 (March 31, 2001 - $395) on capital expenditures, of which, the SunRich Food Group spent $699, with the larger projects being the acquisition of a boiler for the production facility in Afton, Wyoming ($121) and the acquisition of a CIP system for Nordic Aseptic ($162). During the first quarter of 2002, $397 was spent in the Environmental Industrial Group, of which, $206 was spent on equipment and installation of a new plant in Baltimore, Maryland and the remaining on general additions and replacements. In the first quarter of 2002, $71 was spent by the Steam Explosion Technology Group and the Corporate Office primarily on office and computer equipment.

Investments

Investments remained virtually unchanged at $367 at March 31, 2002 (December 31, 2001 - $366), due to limited activity in the period in the Company's equity investment in Easton.

Goodwill

Goodwill increased to $8,747 at March 31, 2002 from $8,540 at December 31, 2001. The increase relates to the profit sharing component related to the acquisition of Virginia Materials.

Other long-term assets

Trademarks, valued at $2,498 at March 31, 2002 remained unchanged versus December 31, 2001. During the year the Company adopted the new CICA Handbook
Section 3062 "Goodwill and Intangible Assets" The new standard eliminates the amortization of goodwill and certain intangibles. The Company believes that it's trademarks "Rice Um" and "Soy Um" acquired through the acquisition of First Light Foods have an indefinite life and in accordance with the standard will no longer be amortized. The Company will assess the carrying value of these marks on an annual basis to determine if there is an impairment in their value.

In the first quarter of 2002 the Company deferred an additional $87 (December 31, 2001 - $32) in costs related to the start-up of an organic dairy business based in Canada. Amortization of these costs will commence no later than the third quarter of 2002 and will be amortized on a straight-line basis to December 31, 2003. In 2000, the


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   24                   March 31, 2002 10-Q

Company deferred $482 of pre-operating costs related to Nordic Aseptic, which was comprised of the portion of the operating losses from April to December 31, 2000 that were related to the start up phase of the plant. This amount is being amortized equally over a 36-month period. As at March 31, 2002 the unamortized balance is $280. Readers should note that these pre-operating costs would have been expensed under U.S. GAAP.

During the quarter the Company deferred financing related costs of $484 and has a balance of $508 at March 31, 2002 (December 31, 2001 - $24). These costs are related to the conversion and consolidation of substantially all of the Company's and its subsidiaries outstanding debt to one major Canadian bank and its U.S. subsidiary. These costs will be amortized over seven years, the term of the agreement.

Current liabilities

Accounts payable and accrued liabilities decreased to $12,232 at March 31, 2002 from $12,831 at December 31, 2001. The decrease is primarily due to deferred payments to grain suppliers at December 31, 2001 of $606 which were processed in January 2002.

Customer deposits of $1,714 at March 31, 2002 (December 31, 2001 - $1,389) relate to cash deposits made by SunRich Food Group customers primarily in 2001 for purchases made throughout the growing season in 2002. No recognition of revenue or accrual of costs is booked on these transactions until the goods are shipped.

New Financing  Arrangement  Replacing  Existing  Lines of Credit and Long Term
Debt

On March 15, 2002, the Company entered into a new financing arrangement with a major Canadian bank and its U.S. subsidiary. This arrangement includes the following components:

1. $15,000 term loan due May 2005, with scheduled quarterly payments to amortize the debt over seven years.

      Interest on the term loan is payable at the borrower's option at U.S. dollar base rate or U.S. LIBOR plus a premium based on certain financial ratios of the Company.

2.    CAN $4,000 demand line of credit facility.

      Interest on borrowings under this facility is payable monthly and accrues at the borrower's option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers' acceptances, plus a margin based on certain financial ratios of the Company.

3.    $5,000 demand line of credit facility.

      Interest on borrowings under this facility is payable monthly and accrues at the borrower's option based on various reference rates including U.S. bank prime, or LIBOR, plus a margin based on certain financial ratios of the Company.

Total debt of $15,447 outstanding at December 31, 2001 was repaid on March 15, 2002 with the proceeds of the new financing arrangement.

The $15,000 term loan and the Canadian and U.S. line of credit facilities described above are collateralized by a first priority security against all of the Company's assets in both Canada and the United States.

Bank indebtedness

Bank indebtedness at March 31, 2002 is $3,901 (December 31, 2001 - $1,206). The entire balance resides in the SunRich Food Group. The increase relates primarily to an increase in working capital requirements, capital acquisitions and refinancing of certain long-term debt.

Long term debt


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   25                   March 31, 2002 10-Q

At March 31, 2002, the Company's long-term debt, including current portion, is $16,178, a decrease of $470 from December 31, 2001. The decrease relates to partial financing of certain long-term debts on March 15, 2002 through the operating line of credit in addition to regularly scheduled debt repayment terms. The first scheduled quarterly principal repayment under the new financing arrangement is on June 30, 2002 for $350.

Long-term payables

The Company had deferred purchase consideration of $893 at March 31, 2002 (December 31, 2001 - $1,040) related to the acquisition of Virginia Materials. The deferred purchase consideration is paid on the purchase of the vendor's inventory as acquired by the Company. It is expected that it will take approximately 13 months from March 31, 2002 to satisfy this liability. Twelve months have been classified as a short-term obligation.

The Preference Shares of subsidiary companies were reduced to $311 from $416 as a result of regularly scheduled repurchases in the quarter of $76 (excluding interest and dividend expense) and an additional repurchase of preferred shares related to one of the Company's subsidiaries for $29.

Future income tax liability

The future income tax liability of $1,855 at March 31, 2002 (December 31, 2001 - $1,822) relates principally to the SunRich Food Group and represents differences between the accounting and tax basis of assets and liabilities primarily related to property, plant and equipment and trademarks offset by the benefit of losses carried forward and the long term portion of the scientific research expenditures tax benefit.

Cash flow

For the quarter ended March 31, 2002, cash flow provided by operations before working capital changes is $912 (December 31, 2001 - $843). The change is due primarily to higher amortization on a higher capital base in the first quarter of 2002 versus 2001.

Cash flow used in operations after working capital changes was $1,978 for the three months ended March 31, 2002 (March 31, 2001 - $2,356), reflecting the utilization of funds for non-cash working capital of $2,890 (March 31, 2001 - $3,199). This utilization consists principally of an increase in inventory ($2,041), increase in trade receivables ($1,036) and a decrease in accounts payable and accrued liabilities ($599) offset by an increase in customer deposits ($325) and a decrease in other current items ($461). The working capital deficiencies in the first quarter are comparable to the same period in the prior year, which reflect the impact of seasonality of the business on working capital, including the purchase and payment method with grain suppliers in the SunRich Food Group and the economic market seasonality in the Environmental Industrial Group.

Cash provided by investment activities generated $5,181. The Company sold its marketable securities for proceeds of $6,307 and received payments on a note receivable of $358 (March 31, 2001 - $344), partially offset by acquisitions of property, plant and equipment of $1,167 (March 31, 2001 - $395), and continued payment to the former owner of Virginia Materials as part of the Company's profit sharing arrangement of the acquired business, in the amount of $214.

Cash provided by financing activities was $1,852 in the quarter (March 31, 2001
- $2,088), which consists primarily of borrowings from the operating line of credit $2,695 (March 31, 2001 - $2,946), partially offset by net debt repayments of $470 (March 31, 2001 - $788) and financing costs of $485 (March 31, 2001 - $nil).

Item 3 -Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash equivalents and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   26                   March 31, 2002 10-Q

Debt in both fixed rate and floating rate interest carry varying degrees of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As of March 31, 2002, the weighted average interest rate of the fixed rate term debt was 7.75% and $1,057 of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $15,121 at an interest rate of 3.4% is partially hedged by variable rate cash equivalent investments. The Company's looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and as of January 1, 2002 the United States dollar has become the Company's reporting currency. The subsidiaries are subject to risks typical of multi-jurisdiction businesses, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in a decrease (increase) in the fair value of the Company's net assets by $1,629. These changes would flow through the Company's cumulative translation adjustment account in shareholders' equity.

The Environmental Group has Canadian based receivables and payables that on a net basis provide limited exchange exposure. The SunRich Food Group has no exposure to other currencies since all sales are made in U.S. dollars. It is the Company's intention to hold funds in the currency in which the funds are likely to be used, which will from time to time, potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

Commodity risk

The SunRich Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that counterparty to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. As at March 31, 2002, the quantity of grain not hedged is not significant and therefore a change in the market price would not have a material impact. There are no futures contracts in the Environmental Industrial Group or the Steam Explosion Technology Group or related to Corporate activities.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   27                   March 31, 2002 10-Q
pursuing this suit on a monthly basis. Other than this action, the SunRich Food Group is not currently a party to any material litigation.

The Environmental Industrial Group is not currently a party to any material litigation.

The Steam Explosion Technology Group is not currently a party to any material litigation.

Item 2. Changes in securities and use of proceeds

Options exercised during the year

During the quarter ended March 31, 2002, employees and directors exercised 48,110 common share options and an equal number of common shares were issued for net proceeds of $98. Subsequent to March 31, 2002, employees exercised 29,600 common share options and an equal number of common shares were issued for net proceeds of $36,274.

Item 3. Defaults on senior securities

Not applicable

Item 4. Submission of matters to a vote of security holders

Not applicable

Item 5. Other

Not applicable

Item 6. Exhibits and reports on Form 8-K

(a)   Exhibits - Not applicable

(b) Reports on Form 8-K - No current report on Form 8-K was filed by the Company during the three month period ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            STAKE TECHNOLOGY LTD.

                                            /s/ Steven R.  Bromley
Date  May 14, 2002
                                            Stake Technology Ltd.
                                            by Steven R. Bromley
                                            Vice President, Finance
                                             & Chief Financial Officer



--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   28                   March 31, 2002 10-Q