Form 10-Q
period 2002-06-30
STAKE TECHNOLOGY LTD
filed 2002-08-14
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30,
                         2002 Commission File No. 0-9989

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

                                Yes |X|   No |_|

At July 29, 2002 registrant had 41,937,428 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $79,056,745. The Company's common shares are traded on the Nasdaq Smallcap Market tier of the Nasdaq Stock Market under the symbol STKL and The Toronto Stock Exchange under the symbol SOY.

There are 35 pages in the June 30, 2002 10-Q and the index follows the cover page.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   1                     June 30, 2002 10-Q

STAKE TECHNOLOGY LTD.

                                    FORM 10-Q
                                  June 30, 2002

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

      Consolidated Balance Sheets as at June 30, 2002 and December 31, 2001

      Consolidated Statements of Retained Earnings for the six months ended June 30, 2002, June 30, 2001 and the year ended December 31, 2001

      Consolidated Statements of Earnings for the three months ended June 30, 2002 and 2001

      Consolidated Statements of Earnings for the six months ended June 30, 2002 and 2001.

      Consolidated Statements of Cash Flow for the three months ended June 30, 2002 and 2001

      Consolidated Statements of Cash Flow for the six months ended June 30, 2002 and 2001

      Condensed Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

PART II - OTHER INFORMATION

All financial information is expressed in Canadian Dollars
The closing rate of exchange on July 29, 2002 was CDN. $1 = US $0.6364


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   2                     June 30, 2002 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

                        Consolidated Financial Statements

                              Stake Technology Ltd.

                     For the Six Months ended June 30, 2002


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   3                     June 30, 2002 10-Q

Stake Technology Ltd.
Consolidated Balance Sheets
As at June 30, 2002 and December 31, 2001
Unaudited
(Expressed in thousands of U.S. dollars)

                                                              June 30,    December 31,
                                                                  2002            2001
                                                               -------         -------
Assets (note 6)

Current assets
Cash and cash equivalents                                      $ 7,647         $ 3,364
Restricted cash                                                     --           1,147
Marketable securities                                               --           6,307
Accounts receivable - trade                                     12,749           8,377
Current portion of note receivable                               1,330           1,256
Inventories (note 4)                                            13,593          13,821
Other receivables and prepaid expenses                           1,351           1,258
Future income taxes                                                752             663
                                                               -------         -------
                                                                37,422          36,193

Note receivable                                                    363           1,047

ProPProperty, plant and equipment - at cost, less accumulated
amortization of $10,585  (December 31, 2001 - $8,785)           31,583          30,883

Investments                                                        394             366

Goodwill - at cost, less accumulated amortization of
$985 (December 31, 2001 - $985)                                  9,120           8,540

Other assets (note 5)                                            3,745           3,032
                                                               -------         -------
                                                               $82,627         $80,061
                                                               =======         =======
Liabilities

Current liabilities
Bank indebtedness (note 6)                                     $ 2,871         $ 1,206
Accounts payable and accrued liabilities                        13,607          12,831
Customer deposits                                                  299           1,389
Current portion of long-term debt (note 6)                       2,154           2,634
Current portion of long term payables (note 7)                     808           1,067
                                                               -------         -------
                                                                19,739          19,127

Long-term debt  (note 6)                                        13,600          14,014
Long-term payables (note 7)                                      1,386           1,598
Future income taxes                                              1,696           1,822
                                                               -------         -------
                                                                36,421          36,561
                                                               -------         -------
Shareholders' Equity

Capital stock (note 8)                                          36,236          35,875
Contributed surplus                                              2,937           2,910
Retained earnings                                                5,436           3,709
Currency translation adjustment                                  1,597           1,006
                                                               -------         -------
                                                                46,206          43,500
                                                               -------         -------
                                                               $82,627         $80,061
                                                               =======         =======
Contingencies (note 10)

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   4                     June 30, 2002 10-Q

Stake Technology Ltd.
Consolidated Statements of Retained Earnings
For the six months ended June 30, 2002 and 2001 and the year ended December 31, 2001
Unaudited
(Expressed in thousands of U.S. dollars)

                                               Six months ended      Year ended
                                              -------------------   ------------
                                              June 30,   June 30,   December 31,
                                                  2002       2001           2001
                                              --------   --------   ------------

Retained Earnings - Beginning of the Year       $3,709     $3,690         $3,690
Net earnings for the period                      1,727        547             19
                                                ------     ------         ------
Retained Earnings - End of Period               $5,436     $4,237         $3,709
                                                ======     ======         ======

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   5                     June 30, 2002 10-Q

Stake Technology Ltd.
Consolidated Statements of Earnings For the three months ended June 30, 2002 and 2001 Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

                                                         June 30,      June 30,
                                                             2002          2001
                                                         --------      --------

Revenues                                                 $ 31,378      $ 23,988

Cost of goods sold                                         25,942        20,180
                                                         --------      --------
Gross profit                                                5,436         3,808
Selling, general and administrative expenses                3,223         2,494
                                                         --------      --------
Earnings before the following                               2,213         1,314

Interest expense                                             (306)         (519)
Interest and other income                                      97           143
Foreign exchange gain (loss)                                  466           (41)
                                                         --------      --------
Earnings before income taxes                                2,470           897
Provision for income taxes                                    766           372
                                                         --------      --------
Net earnings for the period                              $  1,704      $    525
                                                         ========      ========
Net earnings per share for the period
   - Basic                                               $   0.04      $   0.02
                                                         ========      ========
   - Diluted                                             $   0.04      $   0.02
                                                         ========      ========

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   6                     June 30, 2002 10-Q

Stake Technology Ltd.
Consolidated Statements of Earnings
For the six months ended June 30, 2002 and 2001
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

                                                         June 30,      June 30,
                                                             2002          2001
                                                         --------      --------

Revenues                                                 $ 54,685      $ 43,107

Cost of goods sold                                         45,971        36,634
                                                         --------      --------
Gross profit                                                8,714         6,473
Selling, general and administrative expenses                6,174         4,874
                                                         --------      --------
Earnings before the following                               2,540         1,599

Interest expense                                             (726)       (1,009)
Interest and other income                                     203           228
Foreign exchange gain (loss)                                  460           (11)
                                                         --------      --------
Earnings before income taxes                                2,477           807
Provision for income taxes                                    750           260
                                                         --------      --------
Net earnings for the period                              $  1,727      $    547
                                                         ========      ========
Net earnings per share for the period
   - Basic                                               $   0.04      $   0.02
                                                         ========      ========
   - Diluted                                             $   0.04      $   0.02
                                                         ========      ========

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   7                     June 30, 2002 10-Q

Stake Technology Ltd.
Consolidated Statements of Cash Flow
For the three months ended June 30, 2002 and 2001
Unaudited
(Expressed in thousands of U.S. dollars)

                                                                     June 30,    June 30,
                                                                         2002        2001
                                                                     --------    --------
Cash provided by (used in)

Operating activities
Net earnings for the period                                          $  1,704    $    525
Items not affecting cash
      Amortization                                                        929         824
      Provision for future income tax                                    (196)         85
      Other                                                               (24)        (68)
                                                                     --------    --------
                                                                        2,413       1,366
Change in non-cash working capital balances related to operations
      (note 9)                                                         (1,492)       (195)
                                                                     --------    --------
                                                                          921       1,171
                                                                     --------    --------
Investing activities
Acquisition of companies, net of cash acquired (note 3)                  (293)         --
Acquisition of property, plant and equipment                             (985)     (1,140)
Proceeds from note receivable                                             356         347
Other                                                                    (161)        (15)
                                                                     --------    --------
                                                                       (1,083)       (808)
                                                                     --------    --------
Financing activities
Repayments of revolving credit facilities, net                         (1,030)     (1,175)
Repayment of long-term debt facilities                                   (442)     (2,093)
Borrowings under long-term debt facilities                                 --          61
Payment of deferred purchase consideration                               (285)         --
Proceeds from the issuance of common shares, net of issuance costs        290       5,978
Increase in deferred financing costs                                      (23)         --
Decrease (increase) in restricted cash                                    880      (1,391)
Purchase and redemption of preference shares of subsidiary
      companies                                                           (12)        (19)
                                                                     --------    --------
                                                                         (622)      1,360
                                                                     --------    --------
Foreign exchange gain on cash held in a foreign currency                   77          19
                                                                     --------    --------

(Decrease) increase in cash during the period                            (707)      1,742

Cash and cash equivalents - Beginning of period                         8,354          --
                                                                                 --------
Cash and cash equivalents - End of period                            $  7,647    $  1,742
                                                                     ========    ========

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   8                     June 30, 2002 10-Q

Stake Technology Ltd.
Consolidated Statements of Cash Flow
For the six months ended June 30, 2002 and 2001
Unaudited
(Expressed in thousands of U.S. dollars)

                                                                     June 30,    June 30,
                                                                         2002        2001
                                                                     --------    --------
Cash provided by (used in)

Operating activities
Net earnings for the period                                          $  1,727    $    547
Items not affecting cash
      Amortization                                                      1,863       1,678
      Provision for future income tax                                    (217)         58
      Other                                                               (49)        (76)
                                                                     --------    --------
                                                                        3,324       2,207
Change in non-cash working capital balances related to operations
      (note 9)                                                         (4,382)     (3,394)
                                                                     --------    --------
                                                                       (1,058)     (1,187)
                                                                     --------    --------
Investing activities
Proceeds from disposition of marketable securities                      6,307          --
Acquisition of companies, net of cash acquired (note 3)                  (507)       (322)
Acquisition of property, plant and equipment                           (2,152)     (1,534)
Proceeds from note receivable                                             714         691
Other                                                                    (264)          3
                                                                     --------    --------
                                                                        4,098      (1,162)
                                                                     --------    --------
Financing activities
Borrowings under revolving credit facilities, net                       1,665       1,771
Repayment of long-term debt facilities                                (15,912)     (2,880)
Borrowings under long-term debt facilities                             15,000          61
Payment of deferred purchase consideration                               (432)         --
Proceeds from the issuance of common shares, net of issuance costs        388       5,981
Increase in deferred financing costs                                     (509)         --
Decrease (increase) in restricted cash                                  1,147      (1,391)
Purchase and redemption of preference shares of subsidiary
      companies                                                          (117)        (94)
                                                                     --------    --------
                                                                        1,230       3,448
                                                                     --------    --------
Foreign exchange gain on cash held in a foreign currency                   13           7
                                                                     --------    --------

Increase in cash during the period                                      4,283       1,106

Cash and cash equivalents - Beginning of period                         3,364         636
                                                                     --------    --------
Cash and cash equivalents - End of period                            $  7,647    $  1,742
                                                                     ========    ========

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                   9                     June 30, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

1.    Interim financial statements

      The interim consolidated financial statements of Stake Technology Ltd. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in Canada which conform, in all material respects (except as indicated in Note 12, with accounting principles generally accepted in the U.S.) Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included; all such adjustments are of a normal, recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, see the Company's consolidated financial statements, including the accounting policies and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2001.

2.    Description of business and significant accounting policies

      The Company was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. The Food Group manufactures and sells agricultural products with a focus on soy, soymilk and other natural and organic food products. The Environmental Industrial Group processes and sells abrasives and industrial minerals and recycles inorganic materials. The Company also operates a division developing and commercializing a proprietary steam explosion technology for processing of biomass into higher value products. The Company's assets, operations and employees at June 30, 2002 are located in the United States and Canada.

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

      Inventories of grain are valued at market. Changes in market value are included in cost of sales. The Food Group generally follows a policy of hedging its grain transactions to protect gains and minimize losses due to market fluctuations. Sale, purchase and futures contracts are adjusted to market price and gains and losses from such contracts are included in cost of sales. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  10                     June 30, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

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

      Goodwill and intangible assets

      The Company adopted the new CICA Handbook Section 3062 "Goodwill and Intangible Assets" on January 1, 2002. This new standard eliminates the amortization of goodwill and indefinite life intangible assets. Goodwill represents the excess of cost of subsidiaries and businesses over the assigned value of net assets acquired.

      In accordance with the new standard, the Company has assessed the carrying value of goodwill for possible impairment, and has determined that no such impairment exists as at January 1, 2002. The Company's trademarks are intangible assets with an indefinite life. The Company has further determined that there is no impairment in the value of trademarks. As required by the standard, the new rules related to goodwill and other intangible assets has been applied prospectively. On a pro-forma basis, the impact of adopting the new standard on prior period earnings is:

                                                             Three months ended
                                                            -------------------
                                                            June 30,   June 30,
                                                                2002       2001
                                                                   $          $
                                                            --------   --------
Net earnings for the quarter                                   1,704        525
Add back: goodwill and trademark amortization, net of tax         --         85
                                                            --------   --------
Adjusted net earnings for the quarter                          1,704        610
                                                            ========   ========

Adjusted net earnings per common share                          0.04       0.02
                                                            ========   ========

                                                                Six months ended
                                                            -------------------
                                                            June 30,   June 30,
                                                                2002       2001
                                                                   $          $
                                                            --------   --------
Net earnings for the period                                    1,727        547

Add back: goodwill and trademark amortization, net of tax         --        153
                                                            --------   --------
Adjusted net earnings for the period                           1,727        700
                                                            ========   ========

Adjusted net earnings per common share                          0.04       0.02
                                                            ========   ========


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  11                     June 30, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

      Other assets

      Pre-operating costs

      Net costs incurred in the pre-operating stage of start-up businesses are deferred until the business reaches commercial operation or the passage of a certain period of time as predetermined by management.

      During 2001, the Company initiated the start-up of an organic dairy business based in Canada. Certain pre-operating costs of $308 (December 31, 2001 - $32) have been deferred. Amortization of these costs on a straight-line basis will commence in July 2002 and will be fully amortized by December 31, 2003.

      During 2000, the Company acquired Nordic Aseptic, Inc., which was considered a start-up business from the date of acquisition to December 31, 2000. Certain operating costs, net of income earned during the pre-operating period totaling $482 were deferred. Amortization of these costs commenced January 1, 2001 and are being amortized on a straight-line basis over three years.

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

      Revenue recognition

      i) Food Group

            Grain sales are recorded at the time of shipment. Revenues from custom drying services are recorded upon provision of services and on completion of quality testing. All other Food Group revenue is recognized upon the sale and shipment of a product or the providing of a service to a customer.

      ii) Environmental Industrial Group

            Revenue from the sale of industrial minerals is recognized upon the sale and shipment of the related minerals. Revenue from recycling activities is recognized upon the sale and shipment or the disposal of non-hazardous material received.

      iii) Steam Explosion Technology

            The percentage of completion method is used to account for significant contracts in progress when related costs can be reasonably estimated. The Company uses costs incurred to date as a percentage of total expected costs to measure the extent of progress towards completion.

            Revenue from consulting and contract research is recognized when the service is completed.

            License fees related to sales of the Company's technologies are recorded as revenue over the term of the license.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  12                     June 30, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

      Change in reporting currency

      The Company has historically prepared and filed its consolidated financial statements in Canadian dollars. On January 1, 2002, the Company adopted the United States (U.S.) dollar as its reporting currency for presentation of its consolidated financial statements. With the recent acquisitions of a number of Food Group companies and Virginia Materials in the United States, a significant portion of the Company's net earnings will be earned by its U.S. operations. Historical consolidated results have been restated using a translation of convenience, whereby all historical results have been reflected using the exchange rate in effect on December 31, 2001 of $1 U.S. to $1.5928 CDN.

      Foreign currency translation

      The Company's Canadian operations are self-sustaining operations, with the exception of the Corporate office, which is considered to be an integrated operation. The assets and liabilities of the self-sustaining operations are translated at exchange rates in effect at the balance sheet date. Monetary assets and liabilities of the Corporate office are translated at exchange rates in effect at the balance sheet date. All other assets and liabilities of the integrated operations are translated at historical exchange rates. Revenues and expenses are translated at average exchange rates prevailing during the period. Unrealized gains or losses resulting from self-sustaining operations are accumulated and reported as currency translation adjustment in shareholders' equity. Unrealized gains or losses resulting from integrated operations are included in the determination of earnings.

      Other revenues and expenses arising from foreign currency transactions are translated into U.S. dollars using the exchange rate in effect at the transaction date. Monetary assets and liabilities are translated using the rate in effect at the balance sheet date. Related exchange gains and losses are included in the determination of earnings.

      Customer deposits

      Customer deposits principally include prepayments by the Food Group's customers for merchandise inventory to be purchased during the spring planting season.

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

      Employee stock compensation

      Employee/director stock options granted by the Company contain exercise prices, which are equivalent to the share price on the grant date. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital. No compensation expense is recorded upon issuance of stock options to employees.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  13                     June 30, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

      Derivative instruments

      The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold.

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

3.    Business acquisitions

      (a) As part of the October 31, 2001 acquisition of certain assets of Virginia Materials and Supplies, Inc. and 51% of the outstanding common shares of International Materials & Supplies, Inc., the Company agreed to pay the vendors contingent consideration equivalent to 50% of the pre-tax profit generated by these businesses for a two year period from the date of acquisition. This contingent consideration will be recorded as an increase to goodwill when the amount of the contingency is determinable. During the period, the Company paid $507 (December 31, 2001 - $89) in respect of the contingent consideration.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  14                     June 30, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

3.    Business acquisitions, continued

      (b) On July 2, 2002, the Company acquired certain assets and the businesses of Organic Kitchen Inc. and Cloud Mountain Inc. Consideration consisted of $297 ($450 CDN) paid in cash on closing. In addition, the Company will pay 10% of the pre-tax profits earned to December 31, 2005, up to a maximum of $1,319 ($2,000 CDN). This contingent consideration will be recorded as an increase to the trademark and producer contracts when the amount of the contingency is determinable.

            Organic Kitchen Inc. owns the trademark "Organic Kitchen" which is utilized in the sale of various organic products in Canada. Cloud Mountain Inc. sources organic animal feed for the production of organic animals. The acquisition of these businesses is in line with the Company's strategy to expand its organic food business in Canada.

            The net assets acquired are summarized below:

                                                                   $
            Net assets acquired
                   Inventory                                     132
                   Trademark and producer contracts              165
                                                                 ---
                                                                 297
                                                                 ===

4.    Inventories

                                                   June 30,   December 31,
                                                       2002           2001
                                                          $              $

            Raw materials                             5,973          6,026
            Finished goods and merchandise            6,276          6,323
            Grain                                     1,344          1,472
                                                   --------   ------------
                                                     13,593         13,821
                                                   ========   ============

      Grain inventories consist of the following:

                                                     June 30,    December 31,
                                                         2002            2001
                                                            $               $

            Company owned grain                         1,342           1,338
            Unrealized gain (loss) on
                 Sales and purchase contracts             (15)            100
                 Futures contracts                         17              34
                                                     --------    ------------
                                                        1,344           1,472
                                                     ========    ============


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  15                     June 30, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

5.    Other assets

                                                                               June 30,   December 31,
                                                                                   2002           2001
                                                                                      $              $
            Trademarks                                                            2,498          2,498
            Pre-operating costs, net of accumulated amortization of $243
                (December 31, 2001 - $161)                                          549            366
            Deferred financing costs, net of accumulated amortization of $21
              (December 31, 2001 - $nil)                                            512             24
            Other                                                                   186            144
                                                                               --------   ------------
                                                                                  3,745          3,032
                                                                               ========   ============

6.    Long-term debt and banking facilities

      On March 15, 2002, the Company entered into a new financing arrangement with a major Canadian bank and its U.S. subsidiary. This financing arrangement includes the following components:

            i) $15,000 term loan with scheduled quarterly payments to amortize the debt over seven years.

                  Interest on the term loan is payable at the borrower's option at U.S. dollar base rate or U.S. LIBOR plus a premium based on certain financial ratios of the Company.

                  On June 28, 2002, the Company made its first scheduled quarterly payment of the term loan, reducing the total amount outstanding at June 30, 2002 to $14,650.

            ii)   CDN $4,000 demand line of credit facility

                  Interest on borrowings under this facility is payable monthly and accrues at the borrower's option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers' acceptances, plus a margin based on certain financial ratios of the Company. As at June 30, 2002 $540 (December 31, 2001 - $nil) of this facility has been utilized.

                  Subsequent to June 30, 2002, the Company completed an amendment to this credit agreement, whereby the CDN $4,000 demand line of credit facility has been increased to CDN $5,000.

            iii)  $5,000 demand line of credit facility

                  Interest on borrowings under this facility is payable monthly and accrues at the borrower's option based on various reference rates including U.S. bank prime, or LIBOR, plus a margin based on certain financial ratios of the Company. As at June 30, 2002 $3,650 (December 31, 2002 - $nil) of this facility has been utilized.

      Total debt of $15,447 outstanding at December 31, 2001 was repaid on March 15, 2002 with the proceeds of the new financing arrangement. Financing charges (loan breakage fees and deferred financing costs) of $185 related to the debt outstanding at December 31, 2001, which was extinguished on March 15, 2002, were expensed in the fourth quarter of 2001.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  16                     June 30, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

6.    Long-term debt and banking facilities, continued

      The term loan and the Canadian and U.S. line of credit facilities described above are collateralized by a first priority security against all of the Company's assets in both Canada and the United States.

      In addition to the $14,650 term loan described above, the Company also has $1,104 of other debt outstanding at June 30, 2002 (December 31, 2001 - $16,648).

      As at June 30, 2002, the Company does not have any line of credit facilities other than those described above and a $200 margin financing facility, of which $111was utilized at June 30, 2002 (December 31, 2001 - $200).

7.    Long-term payables

                                                        June 30,   December 31,
                                                            2002           2001
                                                               $              $

            Product rebate payable                         1,266          1,209
            Deferred purchase consideration                  608          1,040
            Preference shares of subsidiary companies        320            416
                                                        --------   ------------
                                                           2,194          2,665
            Less: current portion                            808          1,067
                                                        --------   ------------
                                                           1,386          1,598
                                                        ========   ============

8.    Capital stock

                                                                 June 30,   December 31,
                                                                     2002           2001
                                                                        $              $
      (a)   Issued and fully paid -
            41,321,528 common shares (December 31, 2001 -
            41,081,228)                                            33,387         32,929
            4,555,750 warrants (December 31, 2001 - 4,690,750)      2,849          2,946
                                                                 --------   ------------
                                                                   36,236         35,875
                                                                 ========   ============

      (b) In the first six months of 2002, employees and directors exercised 165,300 options and 165,300 common shares were issued for net cash proceeds of $296.

      (c) In the second quarter of 2002, 75,000 warrants were exercised and 75,000 common shares were issued for net cash proceeds of $131.

      (d) On April 2, 2002, 60,000 warrants with an exercise price of $1.75 per unit, were repurchased by the Company for a net cash cost of $39.

      (e) Subsequent to June 30, 2002, 500,000 warrants and 113,500 options have been exercised and 613,500 common shares have been issued for net cash proceeds of $1,396.

      (f) As at June 30, and July 26, 2002, there were options vested to employees and directors to acquire 1,444,125 common shares at exercise prices of $1.06 to $2.10. In addition, at June 30 and July 26, 2002 options to acquire an additional 440,900 common shares at $1.06 to $2.10 have been granted to employees and directors but have not yet vested.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  17                     June 30, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

8.    Capital stock, continued

      (g) During 1997, the shareholders of the Company agreed to reduce the capital account of the Company's common shares by $15,712 through a reduction of the deficit.

      (h) Employee stock options granted by the Company in 2002 and 2001 were granted at prices, which approximated the value of stock on the grant date. These options vest at various dates ranging from the date of the grants to June 17, 2006 and expire two to six years subsequent to the grant date.

            The fair value of the options granted during 2002 and 2001 was estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2001 - 0%), an expected volatility of 30% (2001 - 30%), a risk-free interest rate of 3% (2001 - 3%), and an expected life of one to six years.

            The total value of 110,000 (2001 - 1,238,125) stock options that were granted by the Company to employees and directors during 2002 was $118 (2001 - $508). Of this total amount, the cost of stock compensation expense for the period ended June 30, 2002 would be $24 (December 31, 2001 - $410). The unrecognised value of $94 (December 31, 2001 - $98) will be charged to pro forma net earnings in future years according to the vesting terms of the options. Compensation expense of options granted in prior years and vesting in 2002 is $44 (December 31, 2001 - $65). The resulting pro forma net earnings
            (loss) and basic earnings (loss) per share for the six month period ended June 30, 2002 are $1,659 (December 31, 2001 - $(456)) and
            $0.04 (December 31, 2001 - $(0.01)) respectively.

9.    Supplemental cash flow information

                                                                                   Three months ended
                                                                                ---------------------
                                                                                 June 30,    June 30,
                                                                                     2002        2001
                                                                                        $           $
            Change in non-cash working capital balances related to operations:
                 Accounts receivable - trade                                       (3,222)     (2,682)
                 Inventories                                                        2,432         657
                 Other receivables and prepaid expenses                              (541)        (81)
                 Accounts payable and accrued liabilities                           1,254       2,892
                 Customer deposits                                                 (1,415)       (981)
                                                                                 --------    --------
                                                                                   (1,492)       (195)
                                                                                 ========    ========

                                                                                     Six months ended
                                                                                ---------------------
                                                                                 June 30,    June 30,
                                                                                     2002        2001
                                                                                        $           $
            Change in non-cash working capital balances related to operations:
                 Accounts receivable - trade                                       (4,258)     (3,032)
                 Inventories                                                          391         884
                 Other receivables and prepaid expenses                               (80)       (674)
                 Accounts payable and accrued liabilities                             655          94
                 Customer deposits                                                 (1,090)       (666)
                                                                                 --------    --------
                                                                                   (4,382)     (3,394)
                                                                                 ========    ========


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  18                     June 30, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

10.   Contingencies

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

      b) Various other claims or potential claims arising in the normal course of business are pending against the Company. It is the opinion of management that these claims or potential claims are without merit and that the final determination of these claims or potential claims will not materially affect the financial position or results of the Company.

      c) The Company believes, with respect to both its operations and real property, that it is in material compliance with current environmental laws. Based on known existing conditions and the Company's experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its financial position, but there can be no assurance that unforeseen changes in the laws or enforcement policies of relevant governmental bodies, the discovery of changed conditions on the Company's real property or in its operations, or changes in use of such properties and any related site restoration requirements, will not result in the incurrence of significant costs. No provision has been made in these financial statements for these future costs since such costs, if any, are not determinable at this time.

      d) In the normal course of business, the Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

      e) The Company has guaranteed loans of a third party to facilitate the purchase of equipment used in the processing of certain of the Company's inventory. As at June 30, 2002, the balance due on these loans was $199.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  19                     June 30, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

11.   Segmented information

      The Company operates in three industry segments: (a) the Food Group, which manufactures, markets, distributes and packages grains and other food products with a focus on soy, natural and organic food products; (b) the Environmental Industrial Group, which recycles and sells or disposes of certain non-hazardous and hazardous industrial waste and resale of inorganic minerals; and (c) the Steam Explosion Technology Group: which is responsible for the design, engineering, and sale of customized steam explosion technology systems. The Company's assets, operations and employees are located in Canada and the United States.

      Industry segments

                                                                                          Three months ended
                                                                                               June 30, 2002
                                                      ------------------------------------------------------
                                                                                        Steam
                                                                                    Explosion
                                                                   Environmental   Technology
                                                                      Industrial    Group and
                                                      Food Group           Group    Corporate   Consolidated
                                                               $               $            $              $
      External revenues by market
      Canada                                                 191           3,529           --          3,720
      U.S                                                 23,358           3,134           75         26,567
      Other                                                1,036              54           --          1,090
                                                      ----------   -------------   ----------   ------------
      Total revenues to external customers                24,585           6,718           75         31,378
                                                      ----------   -------------   ----------   ------------
      Interest expense                                       257              83           --            306
                                                      ----------   -------------   ----------   ------------
      Segment net income                                     863             555            6          1,704
                                                      ----------   -------------   ----------   ------------
      Identifiable assets                                 51,493          20,124       11,010         82,627
                                                      ----------   -------------   ----------   ------------
      Expenditures on property, plant and equipment          747             234            4            985
                                                      ----------   -------------   ----------   ------------

                                                                                          Three months ended
                                                                                               June 30, 2001
                                                      ------------------------------------------------------
                                                                                        Steam
                                                                                    Explosion
                                                                   Environmental   Technology
                                                                      Industrial    Group and
                                                      Food Group           Group    Corporate   Consolidated
                                                               $               $            $              $
      External revenues by market
      Canada                                                  13           3,887           --          3,900
      U.S                                                 18,578           1,268          192         20,038
      Other                                                   --              50           --             50
                                                      ----------   -------------   ----------   ------------
      Total revenues to external customers                18,591           5,205          192         23,988
                                                      ----------   -------------   ----------   ------------
      Interest expense                                       406              80           33            519
                                                      ----------   -------------   ----------   ------------
      Segment net income (loss)                              498             136         (109)           525
                                                      ----------   -------------   ----------   ------------
      Expenditures on property, plant and equipment          929             203            8          1,140
                                                      ----------   -------------   ----------   ------------


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  20                     June 30, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

11.   Segmented information, continued

      Industry segments, continued

                                                                                            Six months ended
                                                                                               June 30, 2002
                                                      ------------------------------------------------------
                                                                                        Steam
                                                                                    Explosion
                                                                   Environmental   Technology
                                                                      Industrial    Group and
                                                      Food Group           Group    Corporate   Consolidated
                                                               $               $            $              $
      External revenues by market
      Canada                                                 266           6,351           --          6,617
      U.S                                                 40,726           5,421          150         46,297
      Other                                                1,684              88           --          1,772
                                                      ----------   -------------   ----------   ------------
      Total revenues to external customers                42,676          11,859          150         54,685
                                                      ----------   -------------   ----------   ------------
      Interest expense                                       590             136           --            726
                                                      ----------   -------------   ----------   ------------
      Segment net income                                     879             820           28          1,727
                                                      ----------   -------------   ----------   ------------
      Expenditures on property, plant and equipment        1,444             632           76          2,152
                                                      ----------   -------------   ----------   ------------

                                                                                            Six months ended
                                                                                               June 30, 2001
                                                      ------------------------------------------------------
                                                                                        Steam
                                                                                    Explosion
                                                                   Environmental   Technology
                                                                      Industrial    Group and
                                                      Food Group           Group    Corporate   Consolidated
                                                               $               $            $              $
      External revenues by market
      Canada                                                  78           7,517           --          7,595
      U.S                                                 32,342           2,197          282         34,821
      Other                                                  623              68           --            691
                                                      ----------   -------------   ----------   ------------
      Total revenues to external customers                33,043           9,782          282         43,107
                                                      ----------   -------------   ----------   ------------
      Interest expense                                       812             164           33          1,009
                                                      ----------   -------------   ----------   ------------
      Segment net income (loss)                              529             368         (350)           547
                                                      ----------   -------------   ----------   ------------
      Expenditures on property, plant and equipment        1,286             240            8          1,534
                                                      ----------   -------------   ----------   ------------

      Geographic segments

                                           June 30, 2002          December 31, 2001
                                ------------------------   ------------------------
                                  U.S.   Canada    Total     U.S.   Canada    Total
                                     $        $        $        $        $        $
      Goodwill and trademarks    9,928    1,690   11,618    9,429    1,609   11,038
                                ======   ======   ======   ======   ======   ======
      Property, plant and
           equipment            24,124    7,459   31,583   24,009    6,874   30,883
                                ======   ======   ======   ======   ======   ======
      Total assets              56,591   26,036   82,627   55,299   24,762   80,061
                                ======   ======   ======   ======   ======   ======


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  21                     June 30, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

12.   United States Accounting Principles differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (U.S. GAAP) during the periods presented except with respect to the following:

      Under U.S. GAAP, certain development and start-up costs of $189 and $276 incurred in the three months and six months ended June 30, 2002, respectively (three months ended June 30, 2001 - $nil; six months ended June 30, 2001 - $nil; December 31, 2001 - $32), deferred in these financial statements would be expensed. Amortization of $40 and $80 in the three months and six months ended June 30, 2002 (three months ended June 30, 2001 - $53; six months ended June 30, 2001 - $106; December 31, 2001 -
      $212) capitalized in the current and prior periods, related to the development and start-up costs would not have been expensed.

      On March 8, 2002, the Company committed to grant certain employees 110,000 options to acquire 110,000 common shares at $2.15. These options were provided to employees contingent upon approval by the shareholders of the 2002 stock option plan on June 18, 2002. Under U.S. GAAP, the difference in stock price between the exercise price and the closing price the day immediately preceding the day of shareholders' approval, is considered to be compensation expense. Accordingly, $59 was recorded in the second quarter of 2002 as stock option compensation expense.

      During 2000, the Company repriced certain options. As a result $nil (six months ended June 30, 2001 - $559; December 31, 2001 - $321) would be recognized as an expense under U.S. GAAP.

      Effective January 1, 2002, the Company adopted the U.S. dollar as its reporting currency. Under Canadian GAAP historical results were restated using a translation of convenience, whereas under U.S. GAAP, the consolidated financial statements would be restated on a retroactive basis.

      Accordingly, the following would have been reported under U.S. GAAP:

                                                              Three months ended           Six months ended    Year ended
                                                         -----------------------   ------------------------  ------------
                                                           June 30,     June 30,     June 30,      June 30,  December 31,
                                                               2002         2001         2002          2001          2001
                                                                  $            $            $             $             $
                                                         ----------   ----------   ----------    ----------  ------------
Net earnings for the period - as reported                     1,704          525        1,727           547            19
Development, start-up and pre-operating costs expensed           40           53           80           106           212
Pre-operating costs capitalized                                (189)          --         (276)           --           (32)
Stock option compensation expense                               (59)        (357)         (59)         (559)         (321)
Tax effect of above items                                       (16)          --          (32)           --           (85)
                                                         ----------   ----------   ----------    ----------  ------------
Net earnings (loss) for the period - US. GAAP                 1,480          221        1,440            94          (207)
                                                         ==========   ==========   ==========    ==========  ============

Net earnings (loss) per share - U.S. GAAP                      0.04         0.01         0.04          0.00         (0.01)
                                                         ==========   ==========   ==========    ==========  ============

Weighted average number of common shares outstanding     41,198,000   30,159,000   41,156,000    29,322,000    32,456,000
                                                         ==========   ==========   ==========    ==========  ============

Shareholders' equity - as reported                                                     46,206        28,770        43,500
Cumulative development, start-up and pre-operating
  costs  expensed, net of related amortization and
  taxes of $117 (June 30, 2001 - $nil; December 31,
  2001 - $85)                                                                            (666)         (428)         (438)
Cumulative stock compensation expense, net of taxes
of $nil                                                                                  (412)         (592)         (353)
                                                                                   ----------    ----------  ------------
Shareholders' equity - U.S. GAAP                                                       45,128        27,750        42,709
                                                                                   ==========    ==========  ============


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  22                     June 30, 2002 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

12.   United States Accounting Principles differences, continued

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

                                                       Three months ended       Six months ended     Year ended
                                                      -------------------    -------------------   ------------
                                                      June 30,   June 30,    June 30,   June 30,   December 31,
                                                          2002       2001        2002       2001           2001
                                                             $          $           $          $              $
                                                      --------   --------    --------   --------   ------------
      Net earnings (loss) for the period-U.S.  GAAP      1,480        221       1,440         94           (207)
      Currency translation adjustment                      510       (311)        591        546            971
                                                      --------   --------    --------   --------   ------------
      Comprehensive income (loss)                        1,990        (90)      2,031        640            764
                                                      ========   ========    ========   ========   ============

       Other U.S. GAAP disclosures

                                                         June 30,   December 31,
                                                             2002           2001
                                                                $              $

      Allowance for doubtful accounts                       1,262          1,117
                                                         ========   ============
      Accrued payroll                                       1,094          1,059
                                                         ========   ============

13.   Comparative balances

      Certain comparative account balances have been reclassified to achieve comparability to current period balances.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  23                     June 30, 2002 10-Q

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Corporate Developments

On July 2, 2002, the Company completed the acquisition of certain assets and the businesses of Organic Kitchen Inc. and Cloud Mountain Inc. Organic Kitchen Inc. owns the trademark "Organic Kitchen" which is utilized in the sale of various organic products in Canada. Cloud Mountain Inc. sources organic animal feed for the production of organic animals. The acquisition is intended to further compliment the Company's strategy to build a Canadian niche business focused on organic foods.

On March 25, 2002, the Company announced the launch of a new Division, Sunrich Valley, which has entered the Canadian organic milk market with a full range of organic milk products. These products will be marketed under the brand "MU". The organic dairy market is one of the fastest growing segments of the natural and organic foods business. The Company intends to complement its current product offering with butter, cheese and cultured products over the next year.

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

New Directors/Management Changes

Mr. Tim Bergqvist and Mr. Michael Boyd retired from the Company's Board of Directors at the Annual Shareholders meeting on June 18, 2002. Mr. Bergqvist has been a Director since 1989 and Mr. Boyd since 1995. Mr. Boyd was also chairman of the Audit Committee.

Ms. Leslie Markow who held the position of Vice President of Regulatory Reporting/Corporate Compliance and Chief Administrative Officer left the Company during the second quarter. Mr. John Dietrich has assumed most of Ms. Markow's responsibilities and holds the position of Vice President, Treasurer, reporting to the Chief Financial Officer.

Change in Reporting Currency

The Company has historically prepared and filed its consolidated financial statements in Canadian dollars. On January 1, 2002, the Company adopted the United States (U.S.) dollar as its reporting currency for presentation of its consolidated financial statements. With the recent acquisitions of the Food Group companies and Virginia Materials in the United States, a significant portion of the Company's net earnings will be earned by its U.S. operations. Historical consolidated results have been restated using a translation of convenience, whereby all historical results have been reflected using the exchange rate in effect on December 31, 2001 of $1 U.S. to $1.5928 CDN.

Developments at the Food Group

Sales and earnings have increased significantly in the Food Group versus the same period in 2001. Key to this growth has been the turnaround at Nordic Aseptic, the Company's aseptic packaging operation. In the second quarter of 2002, this facility achieved its first profitable month in history and was profitable for two consecutive months in the quarter. This represents a major milestone for the Food Group as cumulative losses at Nordic Aseptic for the 16 month period ending April 2002, were in excess of $2,800. Efforts remain focused on increasing sales volumes over and above current levels while at the same time continuing to achieve efficiency improvements through a combination of improved processes and cost reduction initiatives.

The Group's Technical Processing function continues to drive improved results due to the strong growth in the Group's dietary fibre product line and sales of soy concentrate, further supplemented by the positive impact of cost reduction programs implemented in the first quarter of 2002. These positive factors are expected to continue in future months given the strong demand for key products.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  24                     June 30, 2002 10-Q

Sales of specialty beans, organic feeds and bulk grains continue to show strong volume and margin growth as a result of the continued growth in the natural and organic food markets. The Company is currently pursuing a number of exciting sales opportunities as mainstream marketers enter the natural and organic food markets. These opportunities are expected to have a positive impact on the Group in the latter part of the year.

Developments at the Environmental Industrial Group

Sales and earnings in the Environmental Industrial Group have increased significantly versus the same period in 2001. The Group's U.S. based operations continue to exceed expectations as a result of strong sales of silica-free abrasives from Virginia Materials. The start-up of the Baltimore plant forecast for the second quarter of 2002 has been delayed pending resolution of a number of regulatory matters. In the meantime, this market is being serviced from existing operations. It is expected that the issues related to the Baltimore plant will be resolved during the third quarter and sales will remain strong going forward.

Sale of abrasives from Canadian operations to the bridge cleaning markets in the Northeast U.S., subsequent to the September 11th tragic events have been slow, but showed a significant lift late in the second quarter. This is expected to continue through the summer and fall blasting seasons as the Group has secured significant contracts in both New York State and Michigan. Environmental recycling was also slow in the first half of the year due to a number of economic factors, but showed improvement during the second quarter. This is expected to continue as the year progresses and the Group aggressively pursues a number of additional opportunities.

During 2002, BEI/PECAL management have signed new 3-year collective bargaining agreements with the unions representing the unionized workforce of these facilities.

Developments in the Steam Explosion Technology Group

In April 2002, the Company announced the signing of a contract for the first sale of a StakeTech Steam Explosion Pulping System in China. The sale is valued at $4,200. The system will be used to produce pulp for paper from straw. A major advantage of the StakeTech System is that it uses high pressure steam with minimal chemicals, and is therefore a far less polluting alternative. It is also economic at a small scale, utilizing less energy as compared to traditional pulping systems, all at a reduced upfront capital cost.

The contract will come into full force upon the client providing an initial 10% down payment and provision of a letter of credit for 100% of the purchase price, now expected by the middle of August, 2002. In turn, the Company will issue various performance guarantees to support the manufacturing and quality performance phases of the project. Manufacturing of the system will commence upon receipt of the required down payment and letter of credit and will be ready for shipment in approximately 14 months. Installation, commissioning and final system acceptance will take an additional 16 months from the date of shipment.

The Group continues to focus on selling additional Steam Explosion Pulping Systems in the China market through its license agreement with Pacitec Inc.

Operations For the Six Months ended June 30, 2002 Compared With the Six Months Ended June 30, 2001

Consolidated

Revenues in the quarter ended June 30, 2002, increased by 30.8% to $31,378 from $23,988 in 2001, and earnings for the second quarter of 2002 were $1,704 or $0.04 per common share compared to $525 or $0.02 per common share in the second quarter of 2001.

Revenues in the first six months of 2002 increased by 26.9% to $54,685 from $43,107 in the first six months of 2001, and the Company's net earnings for the first six months in 2002 were $1,727 or $0.04 per common share compared to $547 or $0.02 per common share for the first six months of 2001.

The increase in the Company's revenues of $11,578 is due to a number of factors including increased sales of aseptic packaged soymilk products, increased sales of bulk grains and specialty beans and the impact of the acquisitions of the business and certain assets of Virginia Materials and Supplies, Inc. and 51% of the outstanding common shares of International Materials and Supplies, Inc. (Virginia Materials) in October, 2001.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  25                     June 30, 2002 10-Q

Earnings for the six month period ended June 30, 2002 increased by $1,180 or 216% to $1,727, compared to the same period in 2001, due to improved financial performance at Nordic Aseptic, the Company's aseptic packaging operations, the October 2001 Virginia Materials acquisitions, improved volumes and margins in dietary fiber and certain grain and agronomy products, cost reduction programs implemented throughout the Company, reduced borrowing costs as a result of the new banking arrangements implemented earlier this year and foreign exchange gains as a result of the appreciation of the Canadian dollar.

EBITDA (earnings before interest, taxes, deprecation and amortization) for the six months ended June 30, 2002 increased 49% to $4,863 versus $3,266 in the same period in 2001.

U.S. readers should note that due to differences between Canadian and U.S. GAAP, the earnings for the six months ended June 30, 2002 under U.S. GAAP is $1,472 or $0.04 per common share versus earnings of $94 or $0.00 per common share in the same period in 2001. Note 12 to the consolidated financial statements itemizes these differences.

Cost of sales increased by 25.5% to $45,971 for the six months ended June 30, 2002 compared to $36,634 for the six months ended June 30, 2001. Consistent with the revenue analysis above, the increase in cost of sales is related to the revenue increase resulting from increased sales of certain food based products and the acquisition of Virginia Materials.

The Company's consolidated gross margin improved to 15.9% for the six months ended June 30, 2002 compared to 15.0% in the six months ended June 30, 2001. Excluding the impact of the Nordic Aseptic operations, gross margin was 18.2%.

Selling, general and administrative expenditures increased 26.7% for the six months ended June 30, 2002 to $6,176 compared to $4,874 for the six months ended June 30, 2001. The increase in administrative costs is consistent with to the Virginia Materials acquisition completed in October 2001 and increased Corporate costs to support a larger public company. These increases were partially offset by a reduction in amortization expense as a result of the Company adopting the new CICA Handbook Section 3062 "Goodwill and Intangible Assets" on January 1, 2002, whereby goodwill and trademarks are not amortized. Amortization of goodwill and trademarks in the six months ended June 30, 2001 was $180.

Interest expense decreased to $726 in the first six months of 2002 from $1,009 in the first six months of 2001. The decrease in borrowing costs relates mainly to a decrease in the effective borrowing rate as a result of the new financing arrangements, as announced by the Company in March 2002, in addition to a decrease in floating interest rates on certain debt instruments versus 2001.

Interest and other income decreased to $203 in the six months ended June 30, 2002 from $228 in the six months ended June 30, 2001. This is due to higher interest rates on cash and investment balances held throughout 2002 versus 2001.

Provision for income taxes increased to $750 for the six months ended June 30, 2002, compared to $260 in the same period in 2001 (2001 included a tax refund of $85 related to the reassessment of an acquired Company's business). The effective tax rate decreased from 42.7% in 2001, before the aforementioned reassessment, to 30.2% in 2002 as a result of the realization of certain loss carryforwards and tax planning strategies implemented by the Company.

Segmented Operations Information

Food Group

The Food Group contributed $42,676 or 78.0% of total Company consolidated revenues in the first six months of 2002 versus $33,043 or 76.6% in the same period in 2001. The increase of $9,633, or 29.2%, in Food Group sales was due primarily to increased sales of aseptic packaged soymilk at Nordic Aseptic of $6,154 and an increase in sales of bulk grains and specialty beans of $3,829.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  26                     June 30, 2002 10-Q

Gross margin in the Food Group increased by $833 in the six months ended June 30, 2002 to $5,500 (12.9%) compared to $4,667 (14.1%) in the same period in
2001. Excluding the negative impact of Nordic Aseptic operations, adjusted gross margin was 15.3% for the six months ended June 30, 2002. The increase in total gross margin reflects the positive impact of improved product margins on organic feed and specialty products and cost reduction initiatives undertaken throughout the Group, offset by lower margins on bulk grains and a decline in margins in certain retail consumer products.

Selling, general and administrative expenses increased to $3,687 in the six months ended June 30, 2002 versus $3,298 in the six months ended June 30, 2001. The increase is due primarily to increased payroll and related costs as the organization continues to support the growth in operations and legal costs associated with an action against a former supplier for failure to adhere to the terms of a supply contact, as detailed in Part II - Other Information.

Interest expense decreased to $590 in the six months ended June 30, 2002 versus $812 in the six months ended June 30, 2001. The decrease was due to the refinancing of the majority of the Group's debt in March 2002, in addition to reductions in floating interest rates on certain debt instruments versus 2001, as noted above.

Pre-tax earnings of the Food Group were $1,465 in the six months ended June 30, 2002 versus pre-tax earnings of $882 in the six months ended June 30, 2001. Results were positively impacted by improved volume and margins on grain and specialty beans and internal cost control programs, but negatively impacted by the approximate $400 pre-tax loss at Nordic Aseptic. During the second quarter of 2002 Nordic Aseptic had two consecutive profitable months, and the Company expects that this trend will continue for the balance of the year.

The Food Group net earnings increased to $879 in the first six months of 2002 from $529 in the first six months of 2001 as a result of the key issues noted above.

Environmental Industrial Group

The Environmental Industrial Group contributed $11,859 or 21.7% of the total Company consolidated revenues in the first six months of 2002, versus $9,782 or 22.7% in 2001, an increase of $2,077 or 21.2%. Revenues were favourably impacted by the acquisition of Virginia Materials ($2,862) in October 2001, partially offset by weak market and economic conditions in the steel and foundry businesses, the termination of a key distribution agreement, the economic impact of the September 11th tragedy on the demand for abrasives and continued competition in the silica sands market.

Gross margin in the Environmental Industrial Group increased to $3,064 in the six months ended June 30, 2002 versus $1,602 in the six months ended June 30, 2001, an increase of 91.2%. The increase in margin resulted primarily from the acquisition noted above and improvements in price and sales mix margins, offset by a decrease in volume as a result of the economic conditions noted above. As a percentage of revenues, gross margin improved to 25.8% in the first six months of 2002 from 16.4% in the first six months of 2001.

Selling, general and administrative expenses increased to $1,582 in the six months ended June 30, 2002 versus $960 in the six months ended June 30, 2001. The increase is due in most part to the acquisition of Virginia Materials in 2001.

Interest expense decreased to $136 in the first six months of 2002 versus $164 in the first six months of 2001. The decrease was due to a combination of reduced operating line utilization and the refinancing of the majority of the Group's debt in March 2002, as noted above.

Pre-tax earnings of the Environmental Industrial Group were $1,364 in the six months ended June 30, 2002 versus $498 in the six months ended June 30, 2001. Results were positively affected by the addition of Virginia Materials, and improved price and sales mix margins, but negatively impacted by unfavourable economic and market conditions and increased competitive pressures in key product groups.

Net earnings were $820 in the six months ended June 30, 2002 versus $368 in the six months ended June 30, 2001.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  27                     June 30, 2002 10-Q

Steam Explosion Technology Group

Revenues of $150 for the six months ended June 30, 2002 and $251 for the same period in 2001 were derived from licence fees. The decrease in revenues over the previous year is due to a change in the revenue recognition policy related to the license fee. In 2001, the full annual license fee from the Company's agent in China was recorded in the first half of the year. Commencing in 2002, the Company is recording this revenue equally over the year.

Cost of sales for the six months ended June 30, 2001 consisted of amortization charges. The asset was fully amortized in 2001, and therefore there were no amortization charges in the first six months ended June 30, 2002.

Selling general and administrative expenses were $171 for the first six months of 2002 compared to $150 for the same period in 2001. These costs reflect payroll and related expenses required to manage and maintain the business and prepare for implementation of the first sale of a StakeTech Steam Explosion Pulping System in China.

Corporate Activities

Selling, general and administration expenses were $734 in the six months ended June 30, 2002 versus $460 in the six months ended June 30, 2001. The increase was due to an increase in the costs of administering a growing public company including incremental payroll and related costs, public relations and professional fees. The results for the quarter ended June 30, 2002 include a provision for severance costs of $75.

Liquidity and Capital Resources at June 30, 2002

Current assets

Cash and cash equivalents increased to $7,647 at June 30, 2002 (December 31, 2001 - $3,364), primarily due to the conversion of $6,307 of marketable securities held at year end to cash equivalents, offset by funding of certain working capital and capital projects.

As of June 30, 2002 the Company had restricted cash of $nil (December 31, 2001 - $1,147) and marketable securities of $nil (December 31, 2001 - $6,307). The restricted cash at December 31, 2001 related primarily to funds restricted from the December 2001 private placement. These funds were subsequently received by the Company in April 2002 based on final approval of S-3 filing and clearance of the Ontario Securities Commission hold period. The marketable securities were funds held at year end in a mutual fund corporation which held cash equivalents. These securities were disposed in the quarter ended March 31, 2002 and the proceeds invested in cash equivalents, as noted above.

Trade accounts receivable increased to $12,749 at June 30, 2002 from $8,377 at December 31, 2001. Trade receivables at June 30, 2002 attributable to the Food Group were $8,705 (December 31, 2001 - $5,088). The increase was primarily related to the seasonality of grain sales, in addition to improved sales in the aseptic and soy concentrate operations. Trade receivables in the Environmental Industrial Group were $3,885 (December 31, 2001 - $3,289), due in most part to the seasonal upswing in this business. The Steam Explosion Technology Group has a receivable of $150 as the Company recorded 50% of its annual $300 license fee due in July 2002.

The note receivable of $1,693 (December 31, 2001- $2,303) including the long-term portion, and the product rebate payable in long-term payables of $1,266 (December 31, 2001 - $1,209) are related to an agreement with a major European based company to supply product. This agreement required the Food Group to expand a food processing plant to the customer's specifications, which was completed in 2000. In accordance with the terms of the agreement the customer pays 36 monthly instalments of $119. The agreement also requires the Company to provide the customer with a product rebate beginning October 2003 until $1,720 is repaid. Upon the application of purchase accounting in 2000, both the receivable and payable were fair valued using a discount rate of 9.5 %.

Inventories decreased $228 to $13,593 at June 30, 2002. The Food Group accounts for $9,786 of the total balance (December 31, 2001 - $10,325) and the Environmental Industrial Group $3,775 (December 31, 2001 - $3,496). The Steam Explosion Technology Group is not required to carry significant inventories. The lower balances in the Food Group are primarily due to decreased inventory of aseptic packaging goods and seasonal grain inventories. The increase in the Environmental Industrial Group is due in most part to seasonal inventory levels.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  28                     June 30, 2002 10-Q

Future income tax assets of $752 at June 30, 2002 (December 31 2001 - $663) consist primarily of Canadian tax losses and scientific research expenditures recorded by the Canadian entity from 2000 through to June 30, 2002 with the remaining balance of $215 (December 31, 2001 - $215) relating to the Food Group's accounting reserves not deductible for tax until realized. The Company believes that it is more likely than not that the tax benefit of the recorded assets will be realized.

Property, plant and equipment

In the first six months of 2002, the Company spent $2,152 (June 30, 2001 - $1,534) on capital expenditures, of which, the Food Group spent $1,444, with the larger projects being the acquisition of a boiler for the production facility in Afton, Wyoming ($180) and the acquisition of a CIP system for Nordic Aseptic ($162). During the first six months of 2002, $632 was spent in the Environmental Industrial Group, of which, $263 was spent on equipment refurbishment for a new plant in Baltimore, Maryland and the remaining on general additions and replacements. In the first six months of 2002, $76 was spent by the Steam Explosion Technology Group and the Corporate Office primarily on office and computer equipment to accommodate continued expansion.

Investments

Investments remained virtually unchanged at $394 at June 30, 2002 (December 31, 2001 - $366), due to limited activity in the period in the Company's equity investment in Easton.

Goodwill

Goodwill increased to $9,120 at June 30, 2002 from $8,540 at December 31, 2001. The increase relates to the profit sharing component related to the acquisition of Virginia Materials which is booked to goodwill as earned.

Other long-term assets

Trademarks, valued at $2,498 at June 30, 2002 remained unchanged versus December 31, 2001. During the year the Company adopted the new CICA Handbook Section 3062 "Goodwill and Intangible Assets" The new standard eliminates the amortization of goodwill and certain intangibles. The Company believes that it's trademarks "Rice Um" and "Soy Um" acquired through the acquisition of First Light Foods have an indefinite life and in accordance with the standard are no longer amortized. The Company will assess the carrying value of these marks on an annual basis to determine if there is an impairment in their value.

In the first six months of 2002 the Company deferred $276 (December 31, 2001 - $32) in costs related to the start-up of an organic dairy business based in Canada. Amortization of these costs will commence in July 2002 and will be amortized on a straight-line basis to December 31, 2003. In 2000, the Company deferred $482 of pre-operating costs related to Nordic Aseptic, which was comprised of the portion of the operating losses from April to December 31, 2000 that were related to the start up phase of the plant. This amount is being amortized equally over a 36-month period. As at June 30, 2002 the unamortized balance is $241. Readers should note that these pre-operating costs would have been expensed under U.S. GAAP.

During the first six months the Company deferred financing related costs of $509 and has a balance of $512 at June 30, 2002 (December 31, 2001 - $24). These costs are related to the conversion and consolidation of substantially all of the Company's and its subsidiaries outstanding debt to one major Canadian bank and its U.S. subsidiary. These costs will be amortized over seven years, consistent with the term of the agreement.

Current liabilities

Accounts payable and accrued liabilities increased to $13,607 at June 30, 2002 from $12,831 at December 31, 2001. The increase is primarily due to the improvement in trade operations in both the Food and the Environmental Industrial Groups.

Customer deposits of $299 at June 30, 2002 (December 31, 2001 - $1,389) relate to cash deposits made by Food Group customers primarily in 2001 for purchases made throughout the growing season in 2002. No recognition of revenue or accrual of costs is booked on these transactions until the goods are shipped.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  29                     June 30, 2002 10-Q

New Financing Arrangement Replacing Existing Lines of Credit and Long Term Debt

On March 15, 2002, the Company entered into a new financing arrangement with a major Canadian bank and its U.S. subsidiary. This arrangement included the following components:

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

            Subsequent to June 30, 2002, the Company completed an amendment to the credit agreement, whereby the CDN $4,000 demand line of credit facility increased to CDN $5,000.

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

Bank indebtedness

Net bank indebtedness at June 30, 2002 is $2,871 (December 31, 2001 - $1,206). The entire balance resides in the Food Group. The increase relates primarily to an increase in working capital requirements, capital acquisitions and refinancing of certain long-term debt within the Group.

Long term debt

At June 30, 2002, the Company's long-term debt, including current portion, is $15,754, a decrease of $894 from December 31, 2001. The decrease relates to financing of certain long-term debts on March 15, 2002 through the operating line of credit in addition to regularly scheduled debt repayment terms. Of the total of $15,754, $14,650 relates to the term loan referred to above, while $1,104 relates to a number of small debt and capital lease facilities which are being discharged on an ongoing basis. The first scheduled quarterly principal repayment under the new financing arrangement was on June 30, 2002 in the amount of $350.

Long-term payables

The Company had deferred purchase consideration of $608 at June 30, 2002 (December 31, 2001 - $1,040) related to the acquisition of Virginia Materials. The deferred purchase consideration is paid on the purchase of the vendor's inventory as acquired by the Company. It is expected that it will take approximately 10 months from June 30, 2002 to satisfy this liability.

The Preference Shares of subsidiary companies were reduced to $320 from $416 as a result of regularly scheduled repurchases in the first six months of $70 (excluding interest and dividend expense) and an additional repurchase of preferred shares related to one of the Company's subsidiaries for $26.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  30                     June 30, 2002 10-Q

Future income tax liability

The future income tax liability of $1,696 at June 30, 2002 (December 31, 2001 - $1,822) relates principally to the Food Group and represents differences between the accounting and tax basis of assets and liabilities primarily related to property, plant and equipment and trademarks offset by the benefit of losses carried forward and the long term portion of the scientific research expenditures tax benefit.

Cash flow

For the six months ended June 30, 2002, cash flow provided by operations before working capital changes was $3,324 (June 30, 2001 - $2,207), an increase of 50.4%. The increase was due primarily to increased net earnings throughout the Company.

Cash flow used in operations after working capital changes was $1,058 for the six months ended June 30, 2002 (June 30, 2001 - $1,187), reflecting the utilization of funds for non-cash working capital of $4,382 (June 30, 2001 - $3,394). This utilization consists principally of an increase in accounts receivable ($4,258), a decrease in customer deposits ($1,090), and an increase in other current items ($80), offset by an increase in accounts payable and accrued liabilities ($655) and a decrease in inventories ($391). The working capital deficiencies in the first six months are comparable to the same period in the prior year, which reflect the impact of seasonality of the business on working capital, including the purchase and payment method with grain suppliers in the Food Group and the economic market seasonality in the Environmental Industrial Group.

Cash provided by investment activities generated $4,098. The Company sold its marketable securities for proceeds of $6,307 and received payments on a note receivable of $714 (June 30, 2001 - $691), partially offset by acquisitions of property, plant and equipment of $2,152 (June 30, 2001 - $1,534), and continued payment to the former owner of Virginia Materials as part of the Company's profit sharing arrangement of the acquired business, in the amount of $507.

Cash provided by financing activities was $1,230 in the first six months ended June 30, 2002 (June 30, 2001 - $3,448), which consists primarily of borrowings from the operating line of credit of $1,665 (June 30, 2001 - $1,771), proceeds from restricted cash of $1,147 (June 30, 2001 - ($1,391)), partially offset by net debt repayments of $912 (June 30, 2001 - $2,819), deferred financing costs of $509 (June 30, 2001 - $nil) and deferred purchase consideration to the former owner of Virginia Materials of $432 (June 30, 2001 - $nil).

Commitments

a)    i)    An irrevocable letter of credit for $495 has been placed with the
            Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

      ii) An irrevocable letter of credit for $195 has been placed with the Commonwealth of Virginia Department of Environmental Qualities as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

      iii) Additional letters of credit totalling $855 have been placed with various third parties as security on transactions in the ordinary course of business.

b) Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                                     Total
                                                                         $
                                                                     -----
      2002                                                             523
      2003                                                           1,171
      2004                                                           1,228
      2005                                                           1,174
      2006 and thereafter                                            3,841
                                                                     -----
                                                                     7,937
                                                                     =====


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  31                     June 30, 2002 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As of June 30, 2002, the weighted average interest rate of the fixed rate term debt was 7.8% and $1,104 of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $14,650 at an interest rate of 3.3% is partially hedged by variable rate cash equivalent investments. The Company's looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and as of January 1, 2002 the United States dollar has become the Company's reporting currency. The subsidiaries are subject to risks typical of multi-jurisdiction businesses, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in a decrease (increase) in the fair value of the Company's net assets by $1,209. These changes would flow through the Company's cumulative translation adjustment account in shareholders' equity.

The Environmental Group has Canadian based receivables and payables that on a net basis provide limited exchange exposure. The Food Group has no exposure to other currencies since all sales are made in U.S. dollars. It is the Company's intention to hold funds in the currency in which the funds are likely to be used, which will from time to time, potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that counterparty to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. As at June 30, 2002, the quantity of grain not hedged is not significant and therefore a change in the market price would not have a material impact. There are no futures contracts in the Environmental Industrial Group or the Steam Explosion Technology Group or related to Corporate activities.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  32                     June 30, 2002 10-Q

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

During 2001, the Food Group commenced an action against a supplier for failure to adhere to the terms of a supply contract. The Company and its legal counsel believe that this claim has merit. It cannot however be determined if there will be any recovery by the Company at this time and the Group is providing for the costs of pursuing this suit on a monthly basis. The supplier has counter-claimed against the Company. The Company and its legal counsel believe that the counter-claim is without merit. Other than this action, the Food Group is not currently a party to any material litigation.

The Environmental Industrial Group is not currently a party to any material litigation.

The Steam Explosion Technology Group is not currently a party to any material litigation.

Item 2. Changes in securities and use of proceeds

Options exercised during the year

During the six months ended June 30, 2002, employees and directors exercised 165,300 common share options and an equal number of common shares were issued for net proceeds of $283. Subsequent to June 30, 2002, employees and directors exercised 113,500 common share options and an equal number of common shares were issued for net proceeds of $196.

Warrants exercised during the year

During the six months ended June 30, 2002, 75,000 warrants were exercised, and an equal number of common shares were issued for net proceeds of $131. Subsequent to June 30, 2002, 500,000 warrants were exercised, and an equal number of common shares were issued for net proceeds of $1,200. During the six months ended June 30, 2002, 60,000 warrants were repurchased by the Company for a net cost of $39.

All proceeds have been used to reduce outstanding operating lines of credit, or other general purposes.

Item 3. Defaults on senior securities

Not applicable

Item 4. Submission of matters to a vote of security holders

Not applicable

Item 5. Other

Forward-looking information

This form may contain forward-looking information. Actual future results may differ materially. The risks, uncertainties, and other factors that could influence actual results are described in the Company's Annual Report to shareholders and in SEC reports.

Item 6. Exhibits and reports on Form 8-K

(a)   Exhibits - Not applicable

(b) Reports on Form 8-K - No current report on Form 8-K was filed by the Company during the six month period ended June 30, 2002.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  33                     June 30, 2002 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        STAKE TECHNOLOGY LTD.


Date August 13, 2002                    /s/ Steven R.  Bromley
                                        -----------------------------

                                        Stake Technology Ltd.
                                        by Steven R. Bromley
                                        Vice President, Finance
                                        & Chief Financial Officer


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  34                     June 30, 2002 10-Q

August 13, 2002

Securities and Exchange Commission

Dear Sirs,

We have reviewed the attached quarterly report of Stake Technology Ltd. for the period ending June 30, 2002. Based on our knowledge, the report contains no material misrepresentations or omissions, the financial statements and other financial information in the report fully comply with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the reports fairly present, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Steven R.  Bromley
                                        ---------------------------
                                        Vice President, Finance
                                        & Chief Financial Officer
                                        Stake Technology Ltd.


                                        /s/ Jeremy N. Kendall
                                        ---------------------------
                                        Chairman and CEO
                                        Stake Technology Ltd.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  35                     June 30, 2002 10-Q
June 30, 2002 10-Q