Form 10-Q
period 2002-09-30
STAKE TECHNOLOGY LTD
filed 2002-11-08
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                           Commission File No. 0-9989

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

                                   Yes - X       No


At October 30, 2002 registrant had 41,974,768 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $89,361,694. The Company's common shares are traded on the Nasdaq Smallcap Market tier of the Nasdaq Stock Market under the symbol STKL and The Toronto Stock Exchange under the symbol SOY.

There are 38 pages in the September 30, 2002 10-Q and the index follows the cover page.

STAKE TECHNOLOGY LTD.
                                    FORM 10-Q
                               September 30, 2002


PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as at September 30, 2002 and December 31, 2001

              Consolidated Statements of Retained Earnings for the nine months ended September 30, 2002, September 30, 2001 and the year ended December 31, 2001

              Consolidated Statements of Earnings for the three months ended September 30, 2002 and 2001

              Consolidated Statements of Earnings for the nine months ended September 30, 2002 and 2001

              Consolidated Statements of Cash Flow for the three months ended September 30, 2002 and 2001

              Consolidated Statements of Cash Flow for the nine months ended September 30, 2002 and 2001

              Condensed Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Item 4.  Controls and Procedures

PART II - OTHER INFORMATION

              All financial information is expressed in United States Dollars The closing rate of exchange on October 30, 2002 was CDN $1 = US $0.6385

PART I - FINANCIAL INFORMATION

Item 1 -





                        Consolidated Financial Statements



                              Stake Technology Ltd.



                  For the Nine Months ended September 30, 2002

Stake Technology Ltd.
Consolidated Balance Sheets
As at September 30, 2002 and December 31, 2001
Unaudited
(Expressed in thousands of U.S. dollars)

===========================================================================================
                                                               September 30,   December 31,
                                                                       2002            2001
===========================================================================================
Assets (note 7)

Current assets
Cash and cash equivalents                                       $     6,808     $     3,364
Restricted cash                                                          --           1,147
Marketable securities                                                    --           6,307
Accounts receivable - trade                                          13,827           8,377
Current portion of note receivable                                    1,362           1,256
Inventories (note 4)                                                 13,958          13,821
Other receivables and prepaid expenses                                1,299           1,258
Future income taxes                                                   1,462             663
                                                                ---------------------------
                                                                     38,716          36,193

Note receivable                                                          --           1,047

PropProperty, plant and equipment - at cost, less accumulated
      amortization of $11,450 (December 31, 2001 - $8,785)           31,108          30,883

Goodwill and intangibles (note 5)                                    11,943          11,038

Other assets (note 6)                                                 1,227             900
                                                                ---------------------------
                                                                $    82,994     $    80,061
                                                                ===========================
Liabilities

Current liabilities
Bank indebtedness (note 7)                                      $     1,464     $     1,206
Accounts payable and accrued liabilities                             13,817          12,831
Customer deposits                                                        78           1,389
Current portion of long-term debt (note 7)                            2,279           2,634
Current portion of long-term payables (note 8)                          412           1,067
                                                                ---------------------------
                                                                     18,050          19,127

Long-term debt  (note 7)                                             13,117          14,014
Long-term payables (note 8)                                           1,470           1,598
Future income taxes                                                   1,790           1,822
                                                                ---------------------------
                                                                     34,427          36,561
                                                                ---------------------------
Shareholders' Equity

Capital stock (note 9)                                               37,680          35,875
Contributed surplus                                                   2,914           2,910
Retained earnings                                                     6,963           3,709
Currency translation adjustment                                       1,010           1,006
                                                                ---------------------------
                                                                     48,567          43,500
                                                                ---------------------------
                                                                $    82,994     $    80,061
                                                                ===========================
Commitments and contingencies (note 11)



          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Retained Earnings
For the nine months ended September 30, 2002 and 2001 and the year ended December 31, 2001 Unaudited
(Expressed in thousands of U.S. dollars)

====================================================================================================================
                                                                               Nine months ended          Year ended
                                                          ---------------------------------------    ---------------
                                                               September 30,        September 30,       December 31,
                                                                        2002                 2001               2001
====================================================================================================================
Retained Earnings - Beginning of the Year                           $  3,709             $  3,690           $  3,690

Net earnings for the period                                            3,254                 703                  19
                                                          ----------------------------------------------------------

Retained Earnings - End of Period                                   $  6,963             $ 4,393            $  3,709
                                                          ==========================================================


















          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Earnings
For the three months ended September 30, 2002 and 2001
Unaudited
(Expressed in thousands of U.S. dollars)

=====================================================================================
                                                      September 30,     September 30,
                                                               2002              2001
=====================================================================================
Revenues                                               $     32,800      $     22,904

Cost of goods sold                                           27,510            20,093
                                                       ------------------------------

Gross profit                                                  5,290             2,811

Selling, general and administrative expenses                  3,240             2,536
                                                       ------------------------------

Earnings before the following                                 2,050               275

Interest expense                                               (302)             (398)
Interest and other income                                        30               102
Foreign exchange (loss) gain                                   (322)              347
                                                       ------------------------------
                                                               (594)               51
                                                       ------------------------------

Earnings before income taxes                                  1,456               326

(Recovery of) provision for income taxes                        (71)              170
                                                       ------------------------------

Net earnings for the period                            $      1,527      $        156
                                                       ==============================

Net earnings per share for the period


   - Basic                                             $       0.04      $       0.00
                                                       ==============================


   - Diluted                                           $       0.03      $       0.00
                                                       ==============================



          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Earnings
For the nine months ended September 30, 2002 and 2001
Unaudited
(Expressed in thousands of U.S. dollars)

================================================================================
                                                 September 30,    September 30,
                                                         2002              2001
================================================================================

Revenues                                         $     87,605      $     66,011

Cost of goods sold                                     73,600            56,727
                                                 ------------------------------

Gross profit                                           14,005             9,284

Selling, general and administrative expenses            9,416             7,410
                                                 ------------------------------

Earnings before the following                           4,589             1,874

Interest expense                                       (1,028)           (1,407)
Interest and other income                                 233               330
Foreign exchange gain                                     140               336
                                                 ------------------------------
                                                         (655)             (741)
                                                 ------------------------------

Earnings before income taxes                            3,934             1,133

Provision for income taxes                                680               430
                                                 ------------------------------

Net earnings for the period                      $      3,254      $        703
                                                 ==============================

Net earnings per share for the period


   - Basic                                       $       0.08      $       0.02
                                                 ==============================


   - Diluted                                     $       0.07      $       0.02
                                                 ==============================





          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Cash Flows
For the three months ended September 30, 2002 and 2001
Unaudited
(Expressed in thousands of U.S. dollars)

=====================================================================================================
                                                                      September 30,     September 30,
                                                                               2002              2001
=====================================================================================================
Cash provided by (used in)

Operating activities
Net earnings for the period                                            $      1,527      $        156
Items not affecting cash
      Amortization                                                            1,054             1,015
      Provision for future income taxes                                        (498)              162
      Other                                                                      85               (87)
                                                                       ------------------------------
                                                                              2,168             1,246

Change in operating assets and liabilities (note 10)                         (1,574)           (1,539)
                                                                       ------------------------------
                                                                                594              (293)
                                                                       ------------------------------
Investing activities
Acquisition of businesses (note 3)                                             (573)               --
Acquisition of property, plant and equipment                                   (903)             (952)
Proceeds from note receivable                                                   331               347
Other                                                                           364               (23)
                                                                       ------------------------------
                                                                               (781)             (628)
                                                                       ------------------------------
Financing activities
Repayments of revolving credit facilities, net                               (1,407)             (182)
Borrowings under long-term debt facilities                                       --                62
Repayments of long-term debt                                                   (297)               --
Payment of deferred purchase consideration                                     (322)               --
Proceeds from the issuance of common shares, net of issuance costs            1,444             5,551
Decrease in restricted cash                                                      --             1,129
Purchase and redemption of preference shares of subsidiary
      companies                                                                  (5)              (12)
                                                                       ------------------------------
                                                                               (587)            6,548

Foreign exchange loss on cash held in a foreign currency                        (65)              (26)
                                                                       ------------------------------

(Decrease) increase in cash during the period                                  (839)            5,601

Cash and cash equivalents - Beginning of period                               7,647             1,742
                                                                       ------------------------------
Cash and cash equivalents - End of period                              $      6,808      $      7,343
                                                                       ==============================

Supplemental cash flow information (note 10)


          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2002 and 2001
Unaudited
(Expressed in thousands of U.S. dollars)

=====================================================================================================
                                                                      September 30,     September 30,
                                                                               2002              2001
=====================================================================================================
Cash provided by (used in)

Operating activities
Net earnings for the period                                            $      3,254      $        703
Items not affecting cash
      Amortization                                                            2,917             2,693
      Provision for future income taxes                                        (715)              220
      Other                                                                      42              (162)
                                                                       ------------------------------
                                                                              5,498             3,454

Change in operating assets and liabilities (note 10)                         (5,956)           (4,933)
                                                                       ------------------------------
                                                                               (458)           (1,479)
                                                                       ------------------------------
Investing activities
Proceeds from disposition of marketable securities                            6,307                --
Acquisition of businesses (note 3)                                           (1,080)             (322)
Acquisition of property, plant and equipment                                 (3,055)           (2,486)
Proceeds from note receivable                                                 1,045             1,038
Other                                                                           101               (21)
                                                                       ------------------------------
                                                                              3,318            (1,791)
                                                                       ------------------------------
Financing activities
Borrowings under revolving credit facilities, net                               258             1,589
Repayment of long-term debt facilities                                      (16,209)           (2,880)
Borrowings under long-term debt                                              15,000               123
Payment of deferred purchase consideration                                     (754)               --
Proceeds from the issuance of common shares, net of issuance costs
     and warrant repurchase                                                   1,805            11,531
Increase in deferred financing costs                                           (499)               --
Decrease (increase) in restricted cash                                        1,147              (262)
Purchase and redemption of preference shares of subsidiary
      companies                                                                (122)             (105)
                                                                       ------------------------------
                                                                                626             9,996

Foreign exchange loss on cash held in a foreign currency                        (42)              (19)
                                                                       ------------------------------

Increase in cash during the period                                            3,444             6,707

Cash and cash equivalents - Beginning of period                               3,364               636
                                                                       ------------------------------
Cash and cash equivalents - End of period                              $      6,808      $      7,343
                                                                       ==============================

Supplemental cash flow information (note 10)




          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

1.    Interim financial statements

      The interim consolidated financial statements of Stake Technology Ltd. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in Canada which conform, in all material respects (except as indicated in Note 13, with accounting principles generally accepted in the U.S.) Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included; all such adjustments are of a normal, recurring nature. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, see the Company's consolidated financial statements, including the accounting policies and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2001.

2.    Description of business and significant accounting policies

      The Company was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. The Food Group manufactures and sells agricultural products with a focus on soy and other natural and organic food products. The Environmental Industrial Group processes and sell abrasives and industrial minerals and recycles inorganic materials. The Company also operates a division developing and commercializing a proprietary steam explosion technology for processing of biomass into higher value products. The Company's assets, operations and employees at September 30, 2002 are located in the United States and Canada.

      The Company's significant accounting policies are outlined below:

      Basis of presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, with the exception of International Materials & Supplies, Inc., which the Company owns 51% of the outstanding common shares. All significant intercompany accounts and transactions have been eliminated on consolidation.

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

      Inventories of grain are valued at market. Changes in market value are included in cost of goods sold. The Food Group generally follows a policy of hedging its grain transactions to protect gains and minimize losses due to market fluctuations. Futures, purchase and sale contracts are adjusted to market price and gains and losses from such transactions are included in cost of goods sold. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled.

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

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

      Goodwill and intangible assets

      The Company adopted the new CICA Handbook Section 3062 "Goodwill and Intangible Assets" on January 1, 2002. This new standard eliminates the need for amortization of goodwill and indefinite life intangible assets. Goodwill represents the excess of cost of subsidiaries and businesses over the assigned value of net assets acquired.

      In accordance with the new standard, the Company has assessed the carrying value of goodwill for possible impairment, and has determined that no such impairment exists as at January 1, 2002. Certain of the Company's trademarks are intangible assets with an indefinite life. The Company has further determined that there is no impairment in the value of these indefinite life trademarks. As required by the standard, the new rules related to goodwill and other intangible assets have been applied prospectively. On a pro-forma basis, the impact of adopting the new standard on prior period earnings is:

                                                                             Three months ended
                                                                   ----------------------------
                                                                   September 30,  September 30,
                                                                            2002           2001
                                                                               $              $
       Net earnings for the quarter                                        1,527            156

       Add back: goodwill and trademark amortization, net of tax              --             85
                                                                   ----------------------------
       Adjusted net earnings for the quarter                               1,527            241
                                                                   ============================

       Adjusted net earnings per common share                               0.04           0.01
                                                                   ============================
                                                                              Nine months ended
                                                                   ----------------------------
                                                                   September 30,  September 30,
                                                                            2002           2001
                                                                               $              $
       Net earnings for the period                                         3,254            703

       Add back: goodwill and trademark amortization, net of tax              --            238
                                                                   ----------------------------
       Adjusted net earnings for the period                                3,254            941
                                                                   ============================

       Adjusted net earnings per common share                               0.08           0.03
                                                                   ============================

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

      Other assets

      Pre-operating costs

      Net costs incurred in the pre-operating stage of start-up businesses are deferred until the business reaches commercial operation or the passage of a certain period of time as predetermined by management.

      During 2001, the Company initiated the start-up of an organic dairy business based in Canada. Certain pre-operating costs of $308 (December 31, 2001 - $32) have been deferred. Amortization of these costs on a straight-line basis commenced in July 2002 and will result in these costs being fully amortized by December 31, 2003.

      During 2000, the Company acquired Nordic Aseptic, Inc., which was considered a start-up business from the date of acquisition to December 31, 2000. Certain operating costs, net of income earned during the pre-operating period totaling $482 were deferred. Amortization of these costs commenced January 1, 2001 and are being amortized on a straight-line basis over three years.

      Patents and licenses

      Costs of acquiring or registering patents, and licenses are capitalized and amortized on a straight-line basis over their expected lives of 10 to 20 years. Costs of renewing patents are expensed as incurred.

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

      Revenue recognition

      i)    Food Group

            Grain sales are recorded at the time of shipment. Revenues from custom processing services are recorded upon provision of services and on completion of quality testing. All other Food Group revenue is recognized upon the sale and shipment of a product or the providing of a service to a customer.

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

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

      Change in reporting currency

      The Company historically prepared and filed its consolidated financial statements in Canadian dollars. On January 1, 2002, the Company adopted the United States (U.S.) dollar as its reporting currency for presentation of its consolidated financial statements. With the recent acquisitions of a number of Food Group companies and Virginia Materials in the United States, a significant portion of the Company's net earnings are earned by its U.S. operations. Historical consolidated results have been restated using a translation of convenience, whereby all historical results have been reflected using the exchange rate in effect on December 31, 2001 of $1 U.S. to $1.5928 CDN.

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

      Employee stock compensation

      Employee/director stock options granted by the Company contain exercise prices which are equivalent to the share price on the grant date. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital. No compensation expense is recorded upon issuance of stock options to employees.

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

      Derivative instruments

      The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold.

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

3.    Business acquisitions

      (a) As part of the October 31, 2001 acquisition of certain assets of Virginia Materials and Supplies, Inc. and 51% of the outstanding common shares of International Materials & Supplies, Inc., the Company agreed to pay the vendors contingent consideration equivalent to 50% of the pre-tax profit generated by these businesses for a two year period from the date of acquisition. This contingent consideration is recorded as an increase to goodwill when the amount of the contingency is determinable. During the nine months ended September 30, 2002, the Company paid $783 (three months ended September 30, 2002 - $276, December 31, 2001 - $89) in respect of the contingent consideration.

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

3.    Business acquisitions continued

      (b) On July 2, 2002, the Company acquired certain assets and the businesses of Organic Kitchen Inc. and Cloud Mountain Inc. Consideration consisted of $297 ($450 CDN) paid in cash on closing. In addition, the Company will pay 10% of the pre-tax profits earned to December 31, 2005, up to a maximum of $1,260 ($2,000 CDN). This contingent consideration will be recorded as an increase to intangibles assets when the amount of the contingency is determinable. The allocation of the purchase price is not final due to the estimates used in determining the fair value of the net assets acquired and may vary from the amounts disclosed below.

            Organic Kitchen Inc. owns the trademark "Organic Kitchen" which is utilized in the sale of various organic products in Canada. Cloud Mountain Inc. sources organic animal feed for the production of organic animals. The acquisition of these businesses is in line with the Company's strategy to expand its natural and organic food business in Canada.

           The net assets acquired are summarized below:

                                                               $
            Net assets acquired
               Inventory                                     133
               Trademark                                     164
                                                       ---------
                                                             297
                                                       =========

4.    Inventories

                                                          September 30,          December 31,
                                                                   2002                  2001
                                                                      $                     $
      Raw materials                                               7,067                 6,026
      Finished goods                                              6,350                 6,323
      Grain                                                         541                 1,472
                                                          -----------------------------------
                                                                 13,958                13,821
                                                          ===================================

      Grain inventories consist of the following:

                                                          September 30,          December 31,
                                                                   2002                  2001
                                                                      $                     $
           Company owned grain                                      390                 1,338
           Unrealized gain on
                Sales and purchase contracts                         91                   100
                Futures contracts                                    60                    34
                                                          -----------------------------------
                                                                    541                 1,472
                                                          ===================================

5.    Goodwill and intangibles

                                                          September 30,          December 31,
                                                                   2002                  2001
                                                                      $                     $
      Goodwill - at cost, less accumulated
           amortization of $985
           (December 31, 2001 - $985)                             9,291                 8,540
      Trademarks (indefinite life)                                2,498                 2,498
      Trademarks (definite life) - at cost, less
           accumulated amortization of $3 (December
           31, 2001 - $nil)                                         154                    --
                                                          -----------------------------------
                                                                 11,943                11,038
                                                          ===================================

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

6.    Other assets

                                                                            September 30,          December 31,
                                                                                     2002                  2001
                                                                                        $                     $
      Pre-operating costs, net of accumulated amortization of $342
          (December 31, 2001 - $161)                                                  446                   353
      Deferred financing costs, net of accumulated amortization of $40
        (December 31, 2001 - $nil)                                                    483                    24
      Investments                                                                     103                   366
      Other                                                                           195                   157
                                                                            -----------------------------------
                                                                                    1,227                   900
                                                                            ===================================

7.    Long-term debt and banking facilities

                                                                            September 30,          December 31,
                                                                                     2002                  2001
                                                                                        $                     $
      Term debt                                                                    14,300                    --
      Other long-term debt                                                          1,096                16,648
                                                                            -----------------------------------
                                                                                   15,396                16,648
      Less: current portion                                                        (2,279)               (2,634)
                                                                            -----------------------------------
                                                                                   13,117                14,014
                                                                            ===================================

      During 2002, the Company entered into a new financing arrangement with a major Canadian bank and the bank's U.S. subsidiary. Under the terms of this financing arrangement, total debt of $15,447 was repaid on March 15, 2002 with the proceeds of the new agreement, which included the following components:

      i) $15,000 term loan with scheduled quarterly payments to amortize the debt over seven years.

            Interest on the term loan is payable at the borrower's option at U.S. dollar base rate or U.S. LIBOR plus a premium based on certain financial ratios of the Company. As at September 30, 2002, $14,300 (December 31, 2001 - $nil) was still outstanding.

      ii)   CDN $5,000 line of credit facility

            Interest on borrowings under this facility is payable monthly and accrues at the borrower's option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers' acceptances, plus a margin based on certain financial ratios of the Company. As at September 30, 2002 $nil (December 31, 2001 - $nil) of this facility has been utilized.

      iii)  $5,000 line of credit facility

            Interest on borrowings under this facility is payable monthly and accrues at the borrower's option based on various reference rates including U.S. bank prime, or LIBOR, plus a margin based on certain financial ratios of the Company. As at September 30, 2002 $1,464 (December 31, 2002 - $nil) of this facility has been utilized.

      The term loan and the Canadian and U.S. line of credit facilities described above are collateralized by a first priority security against all of the Company's assets in both Canada and the United States.

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

7.    Long-term debt and banking facilities, continued

      As at September 30, 2002, the Company does not have any line of credit facilities other than those described above and a $200 margin financing facility, of which $127 was utilized at September 30, 2002 (December 31, 2001 - $200) and is included in the current portion of the long-term debt.

8.    Long-term payables

                                                         September 30,       December 31,
                                                                  2002               2001
                                                                     $                  $
      Product rebate payable                                      1,299             1,209
      Deferred purchase consideration                               286             1,040
      Preference shares of subsidiary companies                     297               416
                                                         ---------------------------------
                                                                  1,882             2,665
      Less: current portion                                        (412)           (1,067)
                                                         ---------------------------------
                                                                  1,470             1,598
                                                         =================================

9.    Capital stock

                                                         September 30,        December 31,
                                                                  2002                2001
                                                                     $                   $
      (a)   Issued and fully paid -
            41,974,768 common shares
            (December 31, 2001 - 41,081,228)                    35,184              32,929
            3,975,750 warrants
            (December 31, 2001 - 4,690,750)                      2,496               2,946
                                                         ---------------------------------
                                                                37,680              35,875
                                                         =================================

      (b) In the first nine months of 2002, employees and directors exercised 238,540 options and 238,540 common shares were issued for net proceeds of $373.

      (c) In the nine months ended September 30, 2002, 655,000 shareholder warrants were exercised and 655,000 common shares were issued for net proceeds of $1,471. 580,000 of the shareholder warrants were exercised in the third quarter of 2002 and 580,000 common shares were issued for net proceeds of $1,340.

      (d) On April 2, 2002, 60,000 shareholder warrants with an exercise price of $1.75 per unit, were repurchased by the Company for a net cost of $39.

      (e) As at September 30, 2002 there were options vested to employees and directors to acquire 1,496,005 common shares at exercise prices of $1.06 to $3.07. In addition, at September 30, 2002 options to acquire an additional 505,080 common shares at $1.06 to $3.07 have been granted to employees and directors but have not yet vested.

      (f) During 1997, the shareholders of the Company agreed to reduce the capital account of the Company's common shares by $15,712 through a reduction of the deficit.

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

9.    Capital stock continued

      (g) Employee stock options granted by the Company in 2002 and 2001 were granted at prices, which approximated the value of stock on the grant date. These options vest at various dates ranging from the date of the grants to June 17, 2006 and expire two to six years subsequent to the grant date.

            The fair value of the options granted during 2002 and 2001 was estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2001 - 0%), an expected volatility of 30% (2001 - 30%), a risk-free interest rate of 3% (2001 - 3%), and an expected life of one to six years.

            The total value of 225,600 (2001 - 1,238,125) stock options that were granted by the Company to employees and directors during 2002 was $208 (2001 - $508). Of this total amount, the cost of stock compensation expense for the nine months ended September 30, 2002 would be $89 (December 31, 2001 - $410). The unrecognised value of $119 (December 31, 2001 - $98) will be charged to pro forma net earnings in future years according to the vesting terms of the options. Compensation expense of options granted in prior years and vesting in 2002 is $86 (December 31, 2001 - $65). The resulting pro forma net earnings (loss) and basic earnings (loss) per share for the nine months ended September 30, 2002 are $3,079 December 31, 2001 - ($456)) and $0.07 (December 31, 2001 - ($0.01)) respectively.

10.   Supplemental cash flow information

                                                                         Three months ended
                                                           --------------------------------
                                                            September 30,     September 30,
                                                                     2002              2001
                                                                        $                 $
      Change in operating assets and liabilities:
           Accounts receivable - trade                             (1,192)              478
           Inventories                                               (536)             (520)
           Other receivables and prepaid expenses                      41              (300)
           Accounts payable and accrued liabilities                   334            (1,113)
           Customer deposits                                         (221)              (84)
                                                           --------------------------------
                                                                   (1,574)           (1,539)
                                                           ================================
      Cash paid for:
            Interest                                                  368               525
                                                           ================================
            Income Taxes                                              808               132
                                                           ================================
                                                                          Nine months ended
                                                           --------------------------------
                                                            September 30,     September 30,
                                                                     2002              2001
                                                                        $                 $
      Change in operating assets and liabilities:
           Accounts receivable - trade                             (5,450)           (2,553)
           Inventories                                               (145)              363
           Other receivables and prepaid expenses                     (39)             (974)
           Accounts payable and accrued liabilities                   989            (1,019)
           Customer deposits                                       (1,311)             (750)
                                                           --------------------------------

                                                                   (5,956)           (4,933)
                                                           ================================
      Cash paid for:
            Interest                                                1,253             1,308
                                                           ================================
            Income Taxes                                              873               139
                                                           ================================

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

11.   Commitments and contingencies

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

      b) Various other claims or potential claims arising in the normal course of business are pending against the Company. It is the opinion of management that these claims or potential claims are without merit and the amount of potential liability, if any, to the Company is not determinable. Management believes the final determination of these claims or potential claims will not materially affect the financial position or results of the Company.

      c) The Company believes, with respect to both its operations and real property that it is in material compliance with current environmental laws. Based on known existing conditions and the Company's experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its financial position, but there can be no assurance that unforeseen changes in the laws or enforcement policies of relevant governmental bodies, the discovery of changed conditions on the Company's real property or in its operations, or changes in use of such properties and any related site restoration requirements, will not result in the incurrence of significant costs. No provision has been made in these financial statements for these future costs since such costs, if any, are not determinable at this time.

      d) In the normal course of business, the Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

      e) The Company has guaranteed loans of a third party to facilitate the purchase of equipment used in the processing of certain of the Company's inventory. As at September 30, 2002, the balance due on these loans was $199.

      f)    Letters of credit:

            i) An irrevocable letter of credit for $473 ($750 CDN) has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

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

      g) Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                         Total
                                                             $
            2002                                           249
            2003                                         1,114
            2004                                         1,169
            2005                                         1,118
            2006 and thereafter                          3,656
                                                 -------------
                                                         7,306
                                                 =============

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

12.   Segmented information

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

      Industry segments

                                                                                                    Three months ended
                                                                                                    September 30, 2002
                                                ----------------------------------------------------------------------
                                                                                    Steam Explosion
                                                                   Environmental         Technology
                                                                      Industrial          Group and
                                                  Food Group               Group          Corporate       Consolidated
                                                           $                   $                  $                  $
      External revenues by market
      U.S.                                             24,985              3,323               76               28,384
      Canada                                              386              3,258               --                3,644
      Other                                               686                 86               --                  772
                                                ----------------------------------------------------------------------

      Total sales to external customers                26,057              6,667               76               32,800
                                                ----------------------------------------------------------------------

      Interest expense                                    216                 86               --                  302
                                                ----------------------------------------------------------------------

      Segment net income (loss)                         1,437                677             (586)               1,527
                                                ----------------------------------------------------------------------

      Identifiable assets                              53,366             20,859            8,769               82,994
                                                ----------------------------------------------------------------------

      Expenditures on property, plant and
           equipment                                      722                162               19                  903
                                                ----------------------------------------------------------------------

                                                                                                   Three months ended
                                                                                                   September 30, 2001
                                                ---------------------------------------------------------------------
                                                                                             Steam
                                                                                         Explosion
                                                                   Environmental        Technology
                                                                      Industrial         Group and
                                                  Food Group               Group         Corporate       Consolidated
                                                           $                   $                 $                  $
                                                ---------------------------------------------------------------------
      External revenues by market
      U.S.                                             15,849              1,253                3              17,105
      Canada                                               55              3,204               17               3,276
      Other                                             2,496                 27                -               2,523
                                                ---------------------------------------------------------------------

      Total sales to external customers                18,400              4,484               20              22,904
                                                ---------------------------------------------------------------------

      Interest expense                                    340                 58                -                 398
                                                ---------------------------------------------------------------------

      Segment net income (loss)                            61                212             (117)                156
                                                ---------------------------------------------------------------------

      Identifiable assets                              49,193             12,422           10,665              72,280
                                                ---------------------------------------------------------------------

      Expenditures on property, plant and
           equipment                                      721                230                1                 952
                                                ---------------------------------------------------------------------

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

12.   Segmented information, continued

                                                                                                    Nine months ended
                                                                                                   September 30, 2002
                                                ---------------------------------------------------------------------
                                                                                             Steam
                                                                                         Explosion
                                                                   Environmental        Technology
                                                                      Industrial         Group and
                                                  Food Group               Group         Corporate       Consolidated
                                                           $                   $                 $                  $
      External revenues by market
      U.S.                                             65,831              8,744              226              74,801
      Canada                                              652              9,608               --              10,260
      Other                                             2,370                174               --               2,544
                                                ---------------------------------------------------------------------

      Total sales to external customers                68,853             18,526              226              87,605
                                                ---------------------------------------------------------------------

      Interest expense                                    806                222               --               1,028
                                                ---------------------------------------------------------------------

      Segment net income                                2,316              1,497             (559)              3,254
                                                ---------------------------------------------------------------------

      Expenditures on property, plant and
           equipment                                    2,169                794               92               3,055
                                                ---------------------------------------------------------------------
                                                                                                    Nine months ended
                                                                                                   September 30, 2001
                                                ---------------------------------------------------------------------
                                                                                             Steam
                                                                                         Explosion
                                                                   Environmental        Technology
                                                                      Industrial         Group and
                                                  Food Group               Group         Corporate       Consolidated
                                                           $                   $                 $                  $
      External revenues by market
      U.S.                                             48,191              3,451              285              51,927
      Canada                                              134             10,719               17              10,870
      Other                                             3,119                 95               --               3,214
                                                ---------------------------------------------------------------------

      Total sales to external customers                51,444             14,265              302              66,011
                                                ---------------------------------------------------------------------

      Interest expense                                  1,184                223               --               1,407
                                                ---------------------------------------------------------------------

      Segment net income (loss)                           591                579             (467)                703
                                                ---------------------------------------------------------------------

      Expenditures on property, plant and
           equipment                                    2,007                470                9               2,486
                                                ---------------------------------------------------------------------

      Geographic segments

                                                           September 30, 2002                       December 31, 2001
                                  -------------------------------------------  --------------------------------------
                                          U.S.          Canada          Total          U.S.        Canada       Total
                                             $               $              $             $             $           $
      Property, plant and
        equipment                       24,033           7,075         31,108        24,009         6,874      30,883
                                  ===================================================================================

      Goodwill and intangibles          10,175           1,768         11,943         9,429         1,609      11,038
                                  ===================================================================================

      Total assets                      57,454          25,540         82,994        55,300        24,761      80,061
                                  ===================================================================================

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

13.   United States Accounting Principles differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (U.S. GAAP) during the periods presented except with respect to the following:

      Under U.S. GAAP, certain development and pre-operating costs of $nil and $276 incurred in the three months and nine months ended September 30, 2002, respectively (three months ended September 30, 2001 - $nil; nine months ended September 30, 2001 - $nil; December 31, 2001 - $32), deferred in these financial statements would be expensed. Amortization of $90 and $170 in the three months and nine months ended September 30, 2002 (three months ended September 30, 2001 - $53; nine months ended September 30, 2001 - $159; year ended December 31, 2001 - $212) related to the development and pre-operating costs would not have been expensed.

      On March 8, 2002, the Company committed to grant certain employees 110,000 options to acquire 110,000 common shares at $2.15. These options were provided to employee's contingent upon approval by the shareholders of the 2002 stock option plan on June 18, 2002. Under U.S. GAAP, the difference in stock price between the exercise price and the closing price the day immediately preceding the day of shareholders' approval is considered to be compensation expense. Accordingly, $59 was recorded in the second quarter of 2002 as stock option compensation expense.

      During 2000, the Company repriced certain options. As a result, for the three and nine months ended September 30, 2002 - $nil (three months ended September 30, 2001 - $255 recovery; nine months ended September 30, 2001 - $304; year ended December 31, 2001 - $321) would be recognized as an expense under U.S. GAAP.

      Effective January 1, 2002, the Company adopted the U.S. dollar as its reporting currency. Under Canadian GAAP historical results were restated using a translation of convenience, whereas under U.S. GAAP, the consolidated financial statements would be restated on a retroactive basis.

      Accordingly, the following would have been reported under U.S. GAAP:

                                                                Three months ended          Nine months ended      Year ended
                                                            ------------------------------------------------------------------
                                                              Sept 30,    Sept 30,      Sept 30,     Sept 30,     December 31,
                                                                  2002        2001          2002         2001             2001
                                                                     $           $             $            $                $
     Net earnings for the period - as reported                   1,527         156         3,254          703               19
     Development and pre-operating costs amortized                  90          53           170          159              212
     Pre-operating costs capitalized                                --          --          (276)          --              (32)
     Stock option compensation expense                              --         255           (59)        (304)            (321)
     Tax effect of above items                                     (36)        (21)           42          (64)             (72)
                                                            ------------------------------------------------------------------
     Net earnings (loss) for the period - US. GAAP               1,581         443         3,131          494             (194)
                                                            ==================================================================

     Net earnings (loss) per share = U.S. GAAP                    0.04        0.01          0.08         0.02            (0.01)
                                                            ==================================================================
     Weighted average number of common shares outstanding   41,879,000  34,423,000    41,402,000   30,569,000       32,456,000
                                                            ==================================================================

     Shareholders' equity - as reported                                                   48,567       33,969           43,500
     Cumulative development and pre-operating costs, net of
       related amortization, net of tax                                                     (268)        (217)            (212)
     Cumulative stock compensation expense                                                  (412)        (358)            (353)
                                                                                    ------------------------------------------
     Shareholders' equity - U.S. GAAP                                                     47,887       33,394           42,935
                                                                                    ==========================================

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

13.   United States Accounting Principles differences, continued

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

                                                        Three months ended       Nine months ended      Year ended
                                                    -----------------------------------------------------------------
                                                       Sept 30,   Sept 30,     Sept 30,   Sept 30,        Dec 31,
                                                           2002       2001         2002       2001           2001
                                                              $          $            $          $              $
       Net earnings (loss) for the period - U.S. GAAP     1,581        341        3,131        616           (207)
       Currency translation adjustment                     (587)      (507)           4         39            971
                                                    -----------------------------------------------------------------

       Comprehensive income (loss)                          994       (166)       3,135        655            764
                                                    =================================================================

      Other U.S. GAAP disclosures

                                           September 30,           December 31,
                                                    2002                   2001
                                                       $                      $
      Allowance for doubtful accounts              1,184                  1,117
                                          =====================================
      Accrued payroll                                902                  1,059
                                          =====================================

14.   Subsequent events

      On October 28, 2002, the Company announced a tender offer to acquire all of the outstanding common shares of Opta Food Ingredients, Inc., a leading developer and manufacturer of proprietary food ingredients, at the tender price of $2.50 cash per share. The total cost of this acquisition will be approximately $28,000. Opta Food Ingredients, Inc. is traded on the NASDAQ stock exchange under the symbol OPTS. Assuming shareholder approval, the completion of this transaction is expected to take place by year end.

      On October 15, 2002, the Company announced that it has signed an agreement to acquire privately owned Simply Organic Co. Ltd, a Toronto based distributor of organic and natural food products. The completion of this transaction is expected to take place by the end of November, 2002.

      On October 10, 2002, the Company announced that is has signed an agreement to acquire privately owned Wild West Organic Harvest Co-Operative Association, a Vancouver, British Columbia based distributor of organic and natural food products. The completion of this transaction is expected to take place by the end of November, 2002.

15.   Comparative balances

      Certain comparative account balances have been reclassified to achieve comparability to current period balances.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

All figures, except per share amounts, are expressed in thousands of United States dollars.

Recent Corporate Developments

On October 28, 2002, the Company announced a tender offer to acquire all of the outstanding common shares of Opta Food Ingredients, Inc., a leading developer and manufacturer of proprietary food ingredients, at the tender price of $2.50 cash per share. The total cost of this acquisition will be approximately $28,000. Opta Food Ingredients, Inc. is traded on the NASDAQ stock exchange under the symbol OPTS. The transaction is subject to certain closing conditions, including the tender of a majority of Opta's shares. Assuming shareholder approval, the completion of this transaction is expected to take place by year end.

On October 15, 2002, the Company announced that it has signed an agreement to acquire privately owned Simply Organic Co. Ltd, a Toronto based distributor of organic and natural food products, subject to completion of mutual and customary due diligence. This acquisition is intended to supplement the acquisition of Wild West, announced on October 10, 2002, in creating an organic and natural foods distribution network across Canada. The completion of this transaction is expected to take place by the end of November, 2002.

On October 10, 2002, the Company announced that is has signed an agreement to acquire privately owned Wild West Organic Harvest Co-Operative Association, a Vancouver, British Columbia based distributor of organic and natural food products, subject to completion of mutual and customary due diligence. This acquisition represents the first step in creating a unique organic and natural foods distribution network across Canada. The completion of this transaction is expected by the end of November, 2002.

On October 1, 2002, Sunrich Valley, the Company's organic dairy products division, signed a distribution agreement with Natrel, a division of Agropur cooperative. Under the agreement, Natrel acquired certain exclusive rights for the distribution of Sunrch Valley certified organic dairy products in Ontario and Quebec.

On July 2, 2002, the Company completed the acquisition of certain assets and the businesses of Organic Kitchen Inc. and Cloud Mountain Inc. Organic Kitchen Inc. owns the trademark "Organic Kitchen" which is utilized in the sale of various organic products in Canada. Cloud Mountain Inc. sources organic animal feed for the production of organic animals. The acquisition is intended to further compliment the Company's strategy to build a Canadian niche business focused on organic and natural foods.

On March 25, 2002, the Company announced the launch of a new Division, Sunrich Valley, which has entered the Canadian organic milk market with a full range of organic milk and butter products. These products are marketed under the brandname "MU". The organic dairy market is one of the fastest growing segments of the natural and organic foods business. The Company intends to complement its current product offering with various cheese and cultured products over the next year.

On March 15, 2002, the Company entered into a new financing arrangement with a major Canadian bank and its U.S. subsidiary, replacing existing lines of credit and long-term debt facilities. The new facilities consisted of the following components; i) $15,000 term loan due May 2005, with scheduled quarterly repayments to amortize over seven years; ii) CDN $5,000 demand line of credit facility and, iii) $5,000 demand line of credit facility. The new facilities are collateralized by a first priority security against all the Company's assets. Interest is payable at the borrower's option depending on the facility (LIBOR, U.S. dollar base rate, Canadian prime or Canadian bankers' acceptances) plus a premium based on certain financial ratios of the Company.

New Directors/Management Changes

Mr. Tim Bergqvist and Mr. Michael Boyd retired from the Company's Board of Directors at the Annual Shareholders meeting on June 18, 2002. Mr. Bergqvist has been a Director since 1989 and Mr. Boyd since 1995. Mr. Boyd was also chairman of the Audit Committee.

As a result of the departure of Mr. Boyd, Mr. Joe Riz was appointed chairman of the Audit Committee and Mr. James Rifenbergh was appointed to the Committee. All members of the Audit Committee (three) are independent external directors.

Ms. Leslie Markow who held the position of Vice President of Regulatory Reporting/Corporate Compliance and Chief Administrative Officer left the Company during the second quarter. Mr. John Dietrich has assumed most of Ms. Markow's responsibilities and holds the position of Vice President, Treasurer, reporting to the Chief Financial Officer.

Change in Reporting Currency

The Company has historically prepared and filed its consolidated financial statements in Canadian dollars. On January 1, 2002, the Company adopted the United States (U.S.) dollar as its reporting currency for presentation of its consolidated financial statements. With the recent acquisitions of the Food Group companies and Virginia Materials in the United States, a significant portion of the Company's net earnings are earned by its U.S. operations. Historical consolidated results have been restated using a translation of convenience, whereby all historical results have been reflected using the exchange rate in effect on December 31, 2001 of $1 U.S. to $1.5928 CDN.

Developments in the Food Group

Sales and earnings have increased significantly in the Food Group versus the same period in 2001. Key to this growth has been the turnaround at Nordic Aseptic, the Company's aseptic packaging operation. In the third quarter of 2002, this facility achieved record earnings and has now been profitable for five consecutive months. This represents a major milestone for the Food Group as cumulative losses at Nordic Aseptic for the 16 months ending April 2002, were in excess of $2,800. Efforts remain focused on increasing sales volumes over and above current levels while at the same time continuing to achieve efficiency improvements through a combination of improved processes and cost reduction initiatives.

The Group's Technical Processing function continues to drive improved results due to the strong growth in the dietary fiber product line and sales of soy concentrate, further supplemented by the positive impact of cost reduction programs implemented in the first quarter of 2002. These positive factors are expected to continue in future months given the strong demand for key products.

Sales of specialty beans, organic feeds and bulk grains continue to show strong volume and margin growth as a result of the continued growth in the natural and organic food markets, but may be impacted in the future by a potential over supply of locally grown Japanese product, thus reducing margins on excess crop sold to the North American domestic market. The Company is currently pursuing a number of exciting sales opportunities as mainstream marketers enter the natural and organic food markets. These opportunities are expected to have a positive impact on the Group in the latter part of the year.

The Company has commenced the building of a Canadian natural and organic foods business, vertically integrated from supply through distribution. The launch of Sunrich Valley's MU organic dairy product line was the first step in this regard and the recently signed distribution agreement with Natrel is expected to increase sales of these products. The July, 2002 acquisition of Organic Kitchen and Cloud Mountain further expanded the range of organic products available to the Canadian market place. The recently announced agreements to acquire both Wild West Organic Harvest Co-operative Association and Simply Organic Co. Ltd further serve to expand the natural and organic foods distribution network across Canada.

Developments in the Environmental Industrial Group

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

Sale of abrasives from Canadian operations to the bridge cleaning markets in the Northeast U.S., improved significantly over the beginning of the year but have not returned to pre-September 11, 2001 levels. Environmental recycling was also slow in the beginning of the year due to a number of economic factors, but showed improvement during the past two quarters. This is expected to continue into the fourth quarter as the Group aggressively pursues a number of additional opportunities.

During 2002, BEI/PECAL management signed new 3-year collective bargaining agreements with the unions representing the unionized workforce of these facilities.

Developments in the Steam Explosion Technology Group

In April 2002, the Company announced the signing of a contract for the first sale of a StakeTech Steam Explosion Pulping System in China. The sale is valued at $4,200. The system will be used to produce pulp for paper from straw.

The project will commence upon the client providing an initial 10% down payment and provision of a letter of credit for 100% of the purchase price. Numerous delays have occurred related to the delivery of the letter of credit by the client, thus manufacturing has not commenced to date. The Company has issued various performance guarantees to support the manufacturing and quality performance phases of the project. Manufacturing of the system will only commence upon receipt of the required down payment and letter of credit and will be ready for shipment in approximately 14 months. Installation, commissioning and final system acceptance will take an additional 16 months from the date of shipment. The Company has informed the client that if there are not substantial developments and the letter of credit is not received by November 30, 2002, the Company may elect to cancel the contract and demand the return of the performance guarantees.

The Group continues to focus on selling additional Steam Explosion Pulping Systems in the China market through its license agreement with Pacitec Inc.

Operations For the Nine Months ended September 30, 2002 Compared With the Nine Months Ended September 30, 2001

Consolidated

Revenues in the quarter ended September 30, 2002, increased by 43.2% to $32,800 from $22,904 in 2001. Earnings for the third quarter of 2002 were $1,527 or $0.04 per common share compared to $156 or $0.00 per common share in the third quarter of 2001.

Revenues in the first nine months of 2002 increased by 32.7% to $87,605 from $66,011 in the first nine months of 2001. The Company's net earnings for the first nine months in 2002 were $3,254 or $0.08 per common share compared to $703 or $0.02 per common share for the first nine months of 2001.

The increase in the Company's revenues of $9,896 in the third quarter is due to a number of factors including increased sales of aseptic packaged soymilk products, increased sales of bulk grains, specialty beans and dietary fiber, the growth of the Canadian organic foods business and the impact of the acquisitions of the business and certain assets of Virginia Materials & Supplies, Inc. and 51% of the outstanding common shares of International Materials and Supplies, Inc. (Virginia Materials) in October, 2001.

Earnings for the nine month period ended September 30, 2002 increased by $2,551 or 363% to $3,254, compared to the same period in 2001, due to improved financial performance at Nordic Aseptic, the Company's aseptic packaging operations, the October 2001 Virginia Materials acquisitions, improved volumes and margins in dietary fiber and certain grain and agronomy products, cost reduction programs implemented throughout the Company, certain price increases in the Environmental Industrial Group and the reduced borrowing costs as a result of the new banking arrangements implemented earlier this year.

EBITDA(1) (earnings before interest and other income, taxes, deprecation and amortization) for the nine months ended September 30, 2002 increased 55.9% to $7,646 versus $4,903 in the same period in 2001.

U.S. readers should note that due to differences between Canadian and U.S. GAAP, the earnings for the nine months ended September 30, 2002 under U.S. GAAP is $3,131 or $0.08 per common share versus earnings of $494 or $0.02 per common share in the same period in 2001. Note 13 to the consolidated financial statements itemizes the nature of these differences.

----------
(1) EBITDA is not a recognized measure under Canadian or United States generally accepted accounting principles (GAAP). Management believes that in addition to net income, EBITDA is a useful supplemental measure as it provides investors with an indication of earnings from operations prior to debt service, amortization and income taxes. Investors should be cautioned however, that EBITDA should not be construed as an alternative to net income determined in accordance with GAAP as an indicator of Stake's performance or to cash flows from operating, investing and financing activities as a measure of liquidity and cash flows. Stake's method of calculating EBITDA may differ from other companies and, accordingly, EBITDA may not be comparable to measures used by other companies.

Cost of good sold increased by 29.7% to $73,600 for the nine months ended September 30, 2002 compared to $56,727 for the nine months ended September 30, 2001. Consistent with the revenue analysis above, the increase in cost of sales is related to the revenue increase resulting from increased sales of certain food based products and the acquisition of Virginia Materials.

The Company's consolidated gross margin improved to 16.0% for the nine months ended September 30, 2002 compared to 14.1% in the nine months ended September 30, 2001.

Selling, general and administrative expenditures increased 27.1% for the nine months ended September 30, 2002 to $9,416 compared to $7,410 for the nine months ended September 30, 2001. The increase in administrative costs is consistent with the growth in food operations, the Virginia Materials acquisition completed in October 2001 and increased Corporate costs to support a larger public company. These increases were partially offset by a reduction in amortization expense as a result of the Company adopting the new CICA Handbook Section 3062 "Goodwill and Intangible Assets" on January 1, 2002, whereby goodwill and indefinite life intangibles are not amortized. Amortization of goodwill and indefinite life intangibles in the nine months ended September 30, 2001 was $238.

Interest expense decreased to $1,028 in the first nine months of 2002 from $1,407 in the first nine months of 2001. The decrease in borrowing costs relates mainly to a decrease in the effective borrowing rate as a result of the new financing arrangements, as announced by the Company in March 2002, lower debt loads versus the prior year and a decrease in floating interest rates on certain debt instruments versus 2001.

Interest and other income was $233 in the nine months ended September 30, 2002, compared to $330 in the nine months ended September 30, 2001. Included in the results for the nine months ended September 30, 2002 is a write-down of the Company's 32% investment in Easton Minerals Limited of $297, offset by a gain in the sale of non-core assets of $239.

Provision for income taxes increased to $680 in the nine months ended September 30, 2002, compared to $430 in the same period in 2001 (2001 included a tax refund of $85 related to the reassessment of an acquired Company's business). The effective tax rate decreased from 38.0% in 2001, before the aforementioned reassessment, to 17.3% in 2002 as a result of the realization of certain loss carry-forwards including the realization of the Nordic loss carry-forwards of $600 previously unrecorded, and tax planning strategies implemented by the Company.

Segmented Operations Information

Food Group

The Food Group contributed $68,853 or 78.6% of total Company consolidated revenues in the first nine months of 2002 versus $51,444 or 77.9% in the same period in 2001. The increase of $17,410 or 33.8%, in Food Group sales was due primarily to increased sales of aseptic packaged soymilk at Nordic Aseptic of $9,893, and an increase in sales of bulk grains, specialty beans and food ingredients of $5,063.

Gross margin in the Food Group increased by $2,178 in the nine months ended September 30, 2002 to $8,813 (12.8%) compared to $6,635 (12.9%) in the same period in 2001. The increase in total gross margin reflects the positive impact of improved product margins on organic feed, dietary fiber and various other specialty processed products, coupled with cost reduction initiatives undertaken throughout the Group, offset by lower margins on bulk grains, aseptic product due to the losses incurred at Nordic in the first four months of 2002 and a decline in margins in certain retail consumer products.

Selling, general and administrative expenses increased to $5,750 in the nine months ended September 30, 2002 versus $5,008 in the nine months ended September 30, 2001. The increase is due primarily to an increase in payroll and related costs as the organization continues to support the growth in operations and legal costs associated with an action against a former supplier for failure to adhere to the terms of a supply contact, as detailed in Part II - Other Information.

Interest expense decreased to $806 in the nine months ended September 30, 2002 versus $1,184 in the nine months ended September 30, 2001. The decrease was due to the refinancing of the majority of the Group's debt in March 2002, in addition to reductions in floating interest rates on certain debt instruments versus 2001, as noted above.

The Food Group net earnings increased to $2,316 in the first nine months of 2002 from $591 in the first nine months of 2001 as a result of the improved financial performance at Nordic Aseptic, improved volume on grain and specialty beans and internal cost control programs, the one-time gain on sale of property, and the realization of the Nordic loss carry-forwards.

Environmental Industrial Group

The Environmental Industrial Group contributed $18,526 or 21.1% of the total Company consolidated revenues in the first nine months of 2002, versus $14,265 or 21.6% in 2001, an increase of $4,260 or 29.9%. Revenues were favourably impacted by the acquisition of Virginia Materials in October 2001, partially offset by weak market and economic conditions in the Canadian steel and foundry businesses, the termination of a key distribution agreement, the economic impact of the September 11th tragedy on the demand for abrasives and continued competition in the silica sands market.

Gross margin in the Environmental Industrial Group increased to $4,966 in the nine months ended September 30, 2002 versus $2,399 in the nine months ended September 30, 2001, an increase of 107%. The increase in margin resulted primarily from the acquisition noted above and improvements in price and sales mix, offset by a decrease in volume as a result of the economic conditions noted above. As a percentage of revenues, gross margin improved to 26.8% in the first nine months of 2002 from 16.8% in the first nine months of 2001.

Selling, general and administrative expenses increased to $2,311 in the nine months ended September 30, 2002 versus $1,444 in the nine months ended September 30, 2001. The increase is due in most part to the acquisition of Virginia Materials in 2001.

Interest expense was $222 in the first nine months of 2002 compared to $223 in the first nine months of 2001.

Net earnings were $1,497 in the nine months ended September 30, 2002 versus $579 in the nine months ended September 30, 2001 as a result of the addition of Virginia Materials and improved price and sales margins on certain products, offset by unfavourable economic and market conditions in the Canadian steel and foundry businesses and increased competitive pressures in key product groups.

Steam Explosion Technology Group

Revenues of $226 for the nine months ended September 30, 2002 and $302 for the same period in 2001 were derived from licence fees. The decrease in revenues over the previous year is due to a change in the revenue recognition policy related to the license fee. In 2001, the full annual license fee from the Company's agent in China was recorded in the first half of the year. Commencing in 2002, the Company is recording this revenue equally over the year.

Cost of good sold for the nine months ended September 30, 2001 of $52 consisted of amortization charges. The asset was fully amortized in 2001, and therefore there were no amortization charges in the first nine months ended September 30, 2002.

Selling general and administrative expenses were $251 for the first nine months of 2002 compared to $230 for the same period in 2001. These costs reflect payroll and related expenses required to manage and maintain the business and prepare for implementation of the first sale of a StakeTech Steam Explosion Pulping System in China.

For the nine months ended September 30, 2002 the Group had a net loss of $15 compared to net earnings of $43 for the same period in 2001.

Corporate Activities

Selling, general and administration expenses were $1,104 in the nine months ended September 30, 2002 versus $728 in the nine months ended September 30, 2001. The increase was due to an increase in the costs of administering a growing public company including incremental payroll and related costs, public relations and professional fees.

Liquidity and Capital Resources at September 30, 2002

Current assets

Cash and cash equivalents increased to $6,808 at September 30, 2002 (December 31, 2001 - $3,364), primarily due to the conversion of $6,307 of marketable securities held at year end to cash equivalents, offset by funding of certain working capital, capital projects and acquisitions.

As of September 30, 2002 the Company had restricted cash of $nil (December 31, 2001 - $1,147) and marketable securities of $nil (December 31, 2001 - $6,307). The restricted cash at December 31, 2001 related primarily to funds restricted from the December 2001 private placement. These funds were subsequently received by the Company in April 2002 based on final approval of S-3 filing and clearance of the Ontario Securities Commission hold period. The marketable securities were funds held at year end in a mutual fund corporation which held cash equivalents. These securities were disposed in the quarter ended March 31, 2002 and the proceeds invested in cash equivalents, as noted above.

Trade accounts receivable increased to $13,827 at September 30, 2002 from $8,377 at December 31, 2001. Trade receivables at September 30, 2002 attributable to the Food Group were $9,840 (December 31, 2001 - $5,088). The increase was primarily related to the seasonality of grain sales in addition to improved sales in the aseptic and soy concentrate operations. Trade receivables in the Environmental Industrial Group were $3,916 (December 31, 2001 - $3,289), due in most part to the seasonal upswing in this business. The Steam Explosion Technology Group has a receivable of $71 as the Company recorded 25% of its annual $300 license fee due in the third quarter.

The note receivable of $1,362 (December 31, 2001- $2,303) and the product rebate payable in long-term payables of $1,299 (December 31, 2001 - $1,209) are related to an agreement with a major European based company to supply product. This agreement required the Food Group to expand a food processing plant to the customer's specifications, which was completed in 2000. In accordance with the terms of the agreement the customer pays 36 monthly instalments of $119, expiring September 2003. The agreement also requires the Company to provide the customer with a product rebate beginning October 2003 until $1,720 is repaid. Upon the application of purchase accounting in 2000, both the receivable and payable were fair valued using a discount rate of 9.5 %.

Inventories increased $137 to $13,958 at September 30, 2002. The Food Group accounts for $9,710 of the total balance (December 31, 2001 - $10,325) and the Environmental Industrial Group $4,248 (December 31, 2001 - $3,496). The Steam Explosion Technology Group is not required to carry significant inventories. The higher balances in the Food Group are primarily due to increased inventory of aseptic packaging goods, increase in organic inventories in Canada and seasonal grain inventories. The increase in the Environmental Industrial Group is due in most part to seasonal inventory levels.

Future income tax assets of $1,462 at September 30, 2002 (December 31 2001 - $663) consist primarily of Canadian tax losses and scientific research expenditures recorded by the Canadian entity from 2000 through to September 30, 2002, realized loss carry-forwards of Nordic Aseptic, and certain Food Group's accounting reserves not deductible for tax until realized. The Company believes that it is more likely than not that the tax benefit of the recorded assets will be realized.

Property, plant and equipment

In the first nine months of 2002, the Company spent $3,055 (September 30, 2001 - $2,486) on capital expenditures, of which, the Food Group spent $2,169, with the larger projects being the acquisition of a boiler for the production facility in Afton, Wyoming and the acquisition of a CIP system for Nordic Aseptic. During the first nine months of 2002, $794 was spent in the Environmental Industrial Group, of which, $268 was spent on equipment refurbishment for a new plant in Baltimore, Maryland and the remaining on general additions and replacements. In the first nine months of 2002, $92 was spent by the Steam Explosion Technology Group and the Corporate Office primarily on office and computer equipment to accommodate continued expansion.

Goodwill and intangibles

Goodwill increased to $9,291 at September 30, 2002 from $8,540 at December 31, 2001. The increase relates to the contingent consideration component related to the acquisition of Virginia Materials which is booked to goodwill as earned.

Indefinite life trademarks, valued at $2,498 at September 30, 2002 remained unchanged from December 31, 2001. During the year the Company adopted the new CICA Handbook Section 3062 "Goodwill and Intangible Assets" The new standard eliminates the amortization of goodwill and certain intangibles. The Company believes that it's trademarks "Rice Um" and "Soy Um" acquired through the acquisition of First Light Foods have an indefinite life and in accordance with the standard are no longer amortized. The Company will assess the carrying value of these trademarks on an annual basis to determine if there is an impairment in their value.

Definite life trademarks, obtained in the acquisition of Organic Kitchen in July 2002 increased to $154 at September 30, 2002 (December 31, 2001 - $nil). These trademarks are being amortized over the life of the trademarks.

Other assets

In the first nine months of 2002 the Company deferred $276 (December 31, 2001 - $32) in costs related to the start-up of an organic dairy business based in Canada. Amortization of these costs commenced in July 2002 and will be amortized on a straight-line basis to December 31, 2003. In 2000, the Company deferred $482 of pre-operating costs related to Nordic Aseptic, which was comprised of the portion of the operating losses from April to December 31, 2000 that were related to the start up phase of the plant. This amount is being amortized equally over a 36-month period. As at September 30, 2002 the unamortized balance of these items is $446 (December 31, 2001 - $353). Readers should note that these pre-operating costs would have been expensed under U.S. GAAP.

During the first nine months the Company deferred financing related costs of $499 and has a balance of $483 at September 30, 2002 (December 31, 2001 - $24). These costs are related to the conversion and consolidation of substantially all of the Company's and its subsidiaries outstanding debt to one major Canadian bank and its U.S. subsidiary. These costs will be amortized over seven years, consistent with the term of the agreement.

Investments decreased to $103 at September 30, 2002 from $366 at December 31, 2001 as a result of a write-down in the Company's equity investment in Easton Minerals Limited.

At September 30, 2002, other items were $195 versus $157 as at December 31,
2001.

Current liabilities

Accounts payable and accrued liabilities increased to $13,817 at September 30, 2002 from $12,831 at December 31, 2001. The increase is primarily due to the improvement in trade operations in both the Food and the Environmental Industrial Groups.

Customer deposits of $78 at September 30, 2002 (December 31, 2001 - $1,389) relate to cash deposits made by Food Group customers in 2001 for purchases made throughout the 2002 season. No recognition of revenue or accrual of costs is booked on these transactions until the goods are shipped.

New Financing Arrangement Replacing Existing Lines of Credit and Long Term Debt

During 2002, the Company entered into a new financing arrangement with a major Canadian bank and the bank's U.S. subsidiary. This arrangement included the following components:

      1. $15,000 term loan due May 2005, with scheduled quarterly payments to amortize the debt over seven years.

            Interest on the term loan is payable at the borrower's option at U.S. dollar base rate or U.S. LIBOR plus a premium based on certain financial ratios of the Company.

      2.    CAN $5,000 line of credit facility.

            Interest on borrowings under this facility is payable monthly and accrues at the borrower's option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers' acceptances, plus a margin based on certain financial ratios of the Company.

      3.    $5,000 line of credit facility.

            Interest on borrowings under this facility is payable monthly and accrues at the borrower's option based on various reference rates including U.S. bank prime, or LIBOR, plus a margin based on certain financial ratios of the Company.

Total debt of $15,447 outstanding at December 31, 2001 was repaid on March 15, 2002 with the proceeds of the new financing arrangement.

The $15,000 term loan and the Canadian and U.S. line of credit facilities described above are ~ollateralised by a first priority security against all of the Company's assets in both Canada and the United States.

Bank indebtedness

Net bank indebtedness at September 30, 2002 is $1,464 (December 31, 2001 - $1,206). The entire balance resides in the Food Group. The increase relates primarily to an increase in working capital requirements and capital acquisitions.

Long term debt

At September 30, 2002, the Company's long-term debt, including current portion, is $15,396, a decrease of $1,252 from December 31, 2001. The decrease relates to financing of certain long-term debts on March 15, 2002 through the operating line of credit in addition to regularly scheduled debt repayment terms. Of the total long term debt, $14,300 relates to the term loan referred to above, while $1,096 relates to a number of small debt and capital lease facilities which are being discharged on an ongoing basis.

Long-term payables

In addition to the product rebate payable previously discussed, the Company had deferred purchase consideration of $286 at September 30, 2002 (December 31, 2001
- $1,040) related to the acquisition of Virginia Materials. The deferred purchase consideration is paid on the purchase of the vendor's inventory as acquired by the Company. It is expected that it will take approximately five months from September 30, 2002 to satisfy this liability.

The Preference Shares of subsidiary companies were reduced to $297 from $416 as a result of regularly scheduled repurchases in the first nine months of $93 (excluding interest and dividend expense) and an additional repurchase of preferred shares related to one of the Company's subsidiaries for $26.

Future income tax liability

The future income tax liability of $1,790 at September 30, 2002 (December 31, 2001 - $1,822) relates principally to the Food Group and represents differences between the accounting and tax basis of assets and liabilities primarily related to property, plant and equipment and trademarks offset by the benefit of losses carried forward and the long term portion of the scientific research expenditures tax benefit.

Cash flow

For the nine months ended September 30, 2002, cash flow provided by operations before working capital changes was $5,498 (September 30, 2001 - $3,454), an increase of 59.2%. The increase was due primarily to increased net earnings throughout the Company, offset by the non-cash realization of loss carry-forwards.

Cash flow used in operations after working capital changes was $458 for the nine months ended September 30, 2002 (September 30, 2001 - $1,479), reflecting the utilization of funds for non-cash working capital of $5,956 (September 30, 2001
- $4,933). This utilization consists principally of an increase in accounts receivable ($5,450), a decrease in customer deposits ($1,311), an increase in inventories ($145), and an increase in other current items ($39), offset by an increase in accounts payable and accrued liabilities of $989. The working capital deficiencies in the first nine months reflect the impact of seasonality of the business on working capital, and the increase in working capital requirements as a result of the growth in operations.

Cash provided by investment activities generated $3,318. The Company sold its marketable securities for proceeds of $6,307 and received payments on a note receivable of $1,045 (September 30, 2001 - $1,038), partially offset by acquisitions of property, plant and equipment of $3,055 (September 30, 2001 - $2,486), continued payments to the former owner of Virginia Materials as part of the Company's profit sharing arrangement of the acquired business in the amount of $783, and the acquisition of Organic Kitchen of $297.

Cash provided by financing activities was $626 in the first nine months ended September 30, 2002 (September 30, 2001 - $9,996), which consists primarily of borrowings from the operating line of credit of $258 (September 30, 2001 - $1,589), decrease in restricted cash of $1,147 (September 30, 2001 - increase of $262), net proceeds from the issuance of common shares of $1,805 (September 30, 2001 - $11,531), partially offset by net debt repayments of $1,209 (September 30, 2001 - $2,757), deferred financing costs of $499 (September 30, 2001 - $nil) deferred purchase consideration to the former owner of Virginia Materials of $754 (September 30, 2001 - $nil), and purchase and redemption of preference shares of subsidiary companies of $122 (September 30, 2001 - $105).

Commitments

      a)    Letters of Credit:

            i) An irrevocable letter of credit for $473 ($750 CDN) has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

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

      b) Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                             Total
                                                                 $
                                                         ---------
            2002                                               249
            2003                                             1,114
            2004                                             1,169
            2005                                             1,118
            2006 and thereafter                              3,656
                                                         ---------
                                                             7,306
                                                         =========

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

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As of September 30, 2002, the weighted average interest rate of the fixed rate term debt was 7.8% and $1,096 of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $14,300 at an interest rate of 3.19% is partially hedged by variable rate cash equivalent investments. The Company's looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and as of January 1, 2002 the United States dollar has become the Company's reporting currency. The subsidiaries are subject to risks typical of multi-jurisdiction businesses, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in a decrease (increase) in the fair value of the Company's net assets by $2,600.

The Environmental Group has Canadian based receivables and payables that on a net basis provide limited exchange exposure. The Food Group has no exposure to other currencies since all sales are made in U.S. dollars. It is the Company's intention to hold funds in the currency in which the funds are likely to be used, which will from time to time; potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. As at September 30, 2002, the quantity of grain not hedged is not significant and therefore a change in the market price would not have a material impact. There are no futures contracts in the Environmental Industrial Group or the Steam Explosion Technology Group or related to Corporate activities.

Item 4 - Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of disclosure controls pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION.

Item 1.   Legal proceedings

The Company has filed a claim against a former director relating to certain actions taken when he was the President of its operating division, BEI. The former director has counter-claimed against the Company and its subsidiaries, the Chairman of the Company and Easton Minerals Ltd., the Company's 32% equity investment. The Company and its legal counsel believe that the counter-claim is without merit.

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

Item 2.   Changes in securities and use of proceeds

Options exercised during the year

During the nine months ended September 30, 2002, employees and directors exercised 238,540 common share options and an equal number of common shares were issued for net proceeds of $373.

Warrants exercised during the year

During the nine months ended September 30, 2002, 655,000 warrants were exercised, and an equal number of common shares were issued for net proceeds of $1,471. During the nine months ended September 30, 2002, 60,000 warrants were repurchased by the Company for a net cost of $39.

All proceeds have been used to reduce outstanding operating lines of credit and debt facilities or for other general operating purposes.


Item 3.  Defaults on senior securities

Not applicable

Item 4.  Submission of matters to a vote of security holders

Not applicable

Item 5.  Other

Not applicable

Item 6.  Exhibits and reports on Form 8-K

(a)   Exhibits -

      1.1 Certification of the Principal Executive Officer, Jeremy N. Kendall, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      1.2 Certification of the Principal Financial Officer, Steven R. Bromley, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K - No current reports on Form 8-K were filed by the Company during the nine months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            STAKE TECHNOLOGY LTD.


                                            /s/ Steven R. Bromley
Date     October 31, 2002
                                            Stake Technology Ltd.
                                            By Steven R. Bromley
                                            Vice President, Finance
                                            & Chief Financial Officer

                                  EXHIBIT INDEX

      1.1 Certification of the Principal Executive Officer, Jeremy N. Kendall, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      1.2 Certification of the Principal Financial Officer, Steven R. Bromley, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.