Form 10-K
period 2002-12-31
STAKE TECHNOLOGY LTD
filed 2003-03-31
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                           Commission File No. 0-9989

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

                                 Yes |X| No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b02 of the Act).

                                 Yes |X| No | |

At March 7, 2003 the registrant had outstanding 42,489,943 common shares, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was US$102,730,000. The Company's common shares traded on Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

There are 48 pages in the December 31, 2002 10-K including this page and the index after the cover page.

--------------------------------------------------------------------------------
Stake Technology Ltd.                                   December 31, 2002 - 10-K

STAKE TECHNOLOGY LTD.

Table of Contents


FORM 10-K                                                                                               Page
---------                                                                                               ----


PART I

Item 1.      Business......................................................................................4
Item 2.      Properties...................................................................................22
Item 3.      Legal Proceedings............................................................................23
Item 4.      Submission of Matters to a Vote of Security Holders..........................................23

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters........................24
Item 6.      Selected Financial Data......................................................................26
Item 7.      Management's Discussion and Analysis of Financial Conditions and Results of Operations.......26
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk...................................36
Item 8.      Financial Statements and Supplementary Data..................................................37
Item 9.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.........37

PART III

Item 10.     Directors and Executive Officers of the Registrant...........................................38
Item 11.     Executive Compensation.......................................................................43
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
             Matters......................................................................................44
Item 13.     Certain Relationships and Related Transactions...............................................45
Item 14.     Controls and Procedures......................................................................45

PART IV
Item 15.     Exhibits, Financial Statements Schedules and Reports on Form 8-K.............................46
Index to Financial Statements.............................................................................46


--------------------------------------------------------------------------------
Stake Technology Ltd.                  ii               December 31, 2002 - 10-K

Currency Presentation

All dollar amounts herein are expressed in United States dollars. Amounts expressed in Canadian dollars are preceded by the symbol "CDN$". On March 7, 2003, the noon buying rate, in New York City for cable transfers in Canadian dollars for customs purposes by the Federal Reserve Bank of New York was US$0.6820 for $1.00 Canadian.

The following table sets forth information with respect to the exchange rate of the Canadian dollar into United States currency during 2002. (1) The rate of exchange for the Canadian dollar, expressed in US dollars, in effect at the end of the year (2) the average of exchange rates in effect on the last day of each month during the year and (3) the high and low exchange rates during the year. For previous years, historical results have been restated to U.S. dollars using a translation of convenience, whereby all historical results have been reflected using the exchange rate in effect on December 31, 2001 of $1 U.S. to $1.5928 CDN.

======================================    ======================================
RATES                                                       2002
--------------------------------------    --------------------------------------
Last Day (1)                                               $0.6331
--------------------------------------    --------------------------------------
Average (2)                                                $0.6373
--------------------------------------    --------------------------------------
High (3)                                                   $0.6618
--------------------------------------    --------------------------------------
Low (3)                                                    $0.6199
======================================    ======================================

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


--------------------------------------------------------------------------------
Stake Technology Ltd.                  3                December 31, 2002 - 10-K

PART I

Item 1. Business

Overview

Stake Technology Ltd. ("Stake" or the "Company") operates in three principal businesses; (1) natural and organic food product markets including sourcing, processing, packaging and distribution, (2) processing, distribution and recycling of environmentally responsible industrial mineral products and (3) engineering and marketing of a proprietary clean pulping system using patented steam explosion technology.

The Company was incorporated under the laws of Canada on November 13, 1973. The principal executive offices are located at 2838 Highway 7, Norval, Ontario, Canada, L0P 1K0, telephone: (905) 455-1990, fax: (905) 455-2529, e-mail:
info@staketech.com and web site: www.staketech.com.

The Food Group, which represents approximately 80% of consolidated revenues, consists of the SunRich Food Group (SunRich), recently acquired Opta Food Ingredients, Inc. (Opta) and the newly formed Canadian Organic Food Group. These groups form the backbone of the Company's vertically integrated food operations, focused on the natural and organic foods markets. SunRich produces organic and non-genetically modified (non-GMO) food ingredients with a specialization in soy and other natural and organic food products. SunRich is headquartered at 3824 - 93rd Street S.W., Hope, Minnesota, 56046-0128, telephone: (507) 451-3316, fax:
(507) 451-2910, e-mail: info@sunrich.com and web site: www.sunrich.com. Opta is the world's largest supplier of oat fiber to the food industry. Its mission is to resolve its customer's product formulation challenges through innovating, manufacturing and selling proprietary ingredients to improve the nutritional content, healthfulness, texture and taste of foods. Opta is headquartered at 25 Wiggins Avenue, Bedford, Massachusetts, 01730, telephone: (781) 276-5100, fax
(781) 276-5101, email: customer_service@opta-food.com and web site: www.opta-food.com. The Canadian Organic Food Group consists of the 2002 acquisitions of Wild West Organic Harvest Co-operative Association (Wild West) of Richmond, British Columbia, Simply Organic Co. Ltd. (Simply Organic) of Toronto, Ontario, Organic Kitchen of Toronto, Ontario and Sunrich Valley, a new division launched in 2002. Wild West is well established in specializing the distribution of natural and organic foods throughout Western Canada. Simply Organic is a growing natural and organic foods distribution business serving the Central Canada market. Organic Kitchen provides organic feeds and partners with processors to market organic poultry and other organic meat products. Sunrich Valley markets a full line of organic dairy products under the brand name mu. For details contact their respective web sites are as follows: www.wildwestorganicharvest.com; www.organickitchen.com and www.muorganics.com.

The Environmental Industrial Group, which represents approximately 20% of consolidated sales, includes BEI/PECAL, a division of the Company, Temisca Inc., Virginia Materials Inc. (Virginia Materials) and International Materials & Supplies, Inc. (International Materials). The Group processes, sells and distributes abrasives and other industrial minerals to the foundry, steel and marine/bridge cleaning industries; sources specialty sands and garnets for the water filtration industry; and recycles inorganic materials under special permits from government authorities at both its Waterdown, Ontario and Norfolk, Virginia sites. The Environmental Industrial Group can be contacted at 407 Parkside Drive, Waterdown, Ontario, L0R 2H0, telephone: (905) 689-6661, fax:
(905) 689-0485, e-mail: info@barnesenvironmental.com and web site: www.bei.ca.

The Steam Explosion Technology Group, a division of Stake, is located on the corporate property of the Company in Norval, Ontario. This division holds numerous patents on its steam explosion process and is marketing this clean pulping system with a special focus on China, the world's largest user of non-woody pulp. The Group is also pursuing opportunities to leverage this technology in food grade applications in North America. The Steam Explosion Technology Group can be contacted at 2838 Hwy 7, Norval, Ontario, L0P 1K0, telephone: (905) 455-1990, fax: (905) 455-2529, e-mail: info@staketech.com and web site: www.steamexplosion.com.

Segmented Information


--------------------------------------------------------------------------------
Stake Technology Ltd.                  4                December 31, 2002 - 10-K

The Company operates in three industries:

      (1) The Food Group produces, packages, markets and distributes a wide range of natural and organic food products and ingredients with a focus on soy, oat and corn;

      (2) The Environmental Industrial Group processes, sells and distributes industrial minerals, and recycles inorganic materials for the foundry, steel, bridge and ship cleaning industries; and

      (3) The Steam Explosion Technology Group owns numerous patents on its proprietary steam explosion technology and designs and subcontracts the manufacture of these systems for processing non-woody fibers for use in the paper and food industries.

The Company's operations and assets are located in both Canada and the United States.

Acquisitions during 2002 and 2001

Food Group

Opta

On December 4, 2002, Stake completed its cash tender offer for Opta (formally listed on Nasdaq - OPTS) for $2.50 per share in accordance with the terms of its tender offer for all of the outstanding shares of Opta. Approximately 92.6% of the outstanding common shares were tendered. On December 18, 2002 the Company amalgamated Opta with Stake Acquisition Corp., a wholly owned subsidiary. As a result the remaining 7.4% of outstanding common shares were converted to a right to receive $2.50 per share in cash from Stake.

Opta is a leading innovator, manufacturer and marketer of proprietary food ingredients that improve the nutritional content, healthfulness, texture and taste of its customers' food products. Opta's food ingredients are used by more than 350 food companies, including 12 of the largest U.S. consumer packaged food companies and three of the world's largest quick service restaurant chains. For the nine-month period ended September 30, 2002, Opta's sales were $21.1 million with an EBITDA of $2.8 million from its four manufacturing plants. As of September 30, 2002, Opta's net assets were approximately $38 million, which included approximately $9.5 million in cash and short-term investments. The acquisition of Opta is expected to be immediately accretive to future earnings of the Company.

Wild West Organic Harvest

On November 1, 2002 the Company acquired privately owned 632100 B.C. Ltd., formally operated as Wild West Organic Harvest Co-Operative Association (Wild
West), a Vancouver (Richmond), British Columbia based distributor of organic and natural food products. The purchase price included cash and contingent consideration payable upon achieving certain gross margin targets over the next two to four years. The acquisition is expected to be accretive to earnings. Wild West had annualized revenues of approximately $11.0 million in the current fiscal year.

Wild West distributes 2,400 products throughout Western Canada to both the mass market and natural food retail outlets. It has a historical annual growth rate of 43% over the last three years and operates from a newly expanded 38,000 square foot refrigerated and frozen warehouse facility. A natural and organic industry fresh food pioneer with 26 years of operation, Wild West runs one of Canada's only certified organic distribution centres.

Simply Organic

On December 1, 2002. the Company acquired privately owned Simply Organic Co. Ltd. (Simply Organic), a Toronto based distributor of natural and organic food products. The purchase price included cash and contingent consideration payable upon achieving certain gross margin targets over the next two to four years. This acquisition is expected to be accretive to earnings. Simply Organic celebrated its second year in business in November, 2002 and had annualized revenues of approximately $3.5 million in the current fiscal year.

Simply Organic distributes a broad range of regionally and internationally grown and produced certified organic food products including Stake's line of organic dairy products, sold under the brand name mu, throughout much of Ontario to both the mass market and natural food retail outlets. It has recently expanded to a new 14,000 square foot refrigerated warehouse to serve as the distribution hub for its extensive line of certified organic food products.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  5                December 31, 2002 - 10-K

Organic Kitchen

On July 3, 2002 the Company acquired certain assets and the businesses of Cloud Mountain Inc. and Organic Kitchen Inc. (together, Organic Kitchen). These two companies form an integrated unit which sources, blends and supplies proprietary organic feeds to organic poultry and other meat producers. The companies then partner with organic processors who package poultry and other meat products and distribute to mass marketers under private label or the Organic Kitchen(TM) brand.

Organic Kitchen is one of the only major suppliers of organic chicken in Canada, a market which is expanding rapidly with the growth in the natural and organic food industry. The company is currently growing between 40,000 to 80,000 chickens every 8 weeks and intends to expand that significantly in the future.

Under the terms of the acquisition agreement, Stake purchased these assets for cash and contingent consideration based on profits through December 2005.

Results from operations of the four Food Group acquisitions are included in the Company's results of operations from the date of acquisition to December 31, 2002 and their respective assets and liabilities are included in the December 31, 2002 consolidated balance sheet.

Jenkins & Gournoe, Inc.

In February, 2001, the Food Group acquired 100% of the common shares of Jenkins & Gournoe, Inc. (First Light Foods), a private Illinois company that owned certain soy trademarks including Soy-Um and Rice-Um. The total acquisition purchase price was $1,813,000 and was paid by the issuance of 833,333 common shares issued by Stake, 35,000 warrants exercisable at US$1.70 for five years, $350,000 (including acquisition costs) in cash and a note payable for $659,000, repayable quarterly over 2 years by payments of $87,500, with interest at 8.5%. There is also contingent consideration that may be payable on this acquisition if; (a) certain predetermined profit targets are achieved, up to an additional 140,000 warrants may be issued in 2002 through to 2005, as well as (b) a percentage of gross profits in excess of $1,100,000 per annum from 2001 to 2005 will be paid to the vendors of First Light Foods. No contingent consideration was paid in 2001 or 2002. The acquisition of First Light Foods complements the Food Group's strategy of becoming a vertically integrated business providing expertise from seed to merchandisable products of soy milk.

As part of the Company's bank refinancing in March 2002, the note payable was repaid.

Environmental Industrial Group

Virginia Materials

On October 31, 2001, the Company's wholly owned subsidiary, Virginia Materials acquired certain assets of Virginia Materials and Supplies, Inc. as well as 51% of the outstanding common shares of International Materials & Supplies, Inc. (International Materials) for cash consideration (including acquisition costs) of $1,743,000 plus deferred purchase consideration now estimated to be $1,754,000 (previously estimated as $1,145,000) and contingent consideration. The deferred purchase consideration will be paid upon the Company's purchase of the vendor's inventory. Management estimates that the entire inventory will be acquired by the end of 2003. On November 1, 2002 Virginia Materials purchased the remaining 49% outstanding common shares of International Materials.

In addition, the Company agreed to pay 50% of the profits for a two-year period from the date of the acquisition. The vendor's share of profits is considered contingent consideration. The Company has amended the arrangement with the vendor of Virginia Materials and will pay $50,000 per month for the period January 1, 2003 to October 31, 2003 in lieu of 50% of profits.

Virginia Materials is a supplier of abrasives to the shipbuilding and repair industry. It has a production facility located in Norfolk, Virginia and a second plant is scheduled to open during 2003 in Baltimore, Maryland. Virginia Materials also recycles spent abrasives which are used in the production of cement and converts aluminum smelting waste into a roofing and abrasive product.

International Materials produces industrial garnets as a by-product from a mining operation and processes these garnets for sale to the water filtration, water jet cutting and abrasives markets.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  6                December 31, 2002 - 10-K

New and Amended Banking Agreement and Other Lending Facilities

On March 15, 2002, Stake consolidated most of its existing banking relationships with a single Canadian lender and its wholly owned U.S. subsidiary (collectively, "the banks"). Over a number of years Stake had acquired a number of companies with numerous separate banking and private lending relationships. The new agreement consolidated these arrangements and resulted in administration and interest cost savings in 2002 of approximately $450,000, and approximately a $1,250,000 improvement in cash flow on an annualized basis.

On November 25, 2002, Stake entered into a tender facility agreement with the banks for a maximum availability of $17 million, to be used solely for the purchase of the outstanding common shares of Opta, pursuant to the cash tender offer dated October 25, 2002. As at December 31, 2002, $15.2 million was outstanding on this facility. This facility expired and was fully repaid on March 5, 2003 with cash and the incremental proceeds from the amended banking facility, as described below.

On December 4, 2002, Stake issued to Claridge Israel LLC (Claridge), the Company's largest shareholder, a $5 million convertible debenture. If not converted the debenture is due and fully payable on November 30, 2004. Interest is payable quarterly at an annual rate of 5.5%. The debenture is convertible at the option of the holder at any time after November 30, 2003 or earlier under certain circumstances at the conversion price of $3.00 per common share. Stake has the option to repay the debenture at anytime subject to certain restrictions within its amended and restated banking facility. In addition, the Company issued Claridge 250,000 warrants exercisable into an equivalent number of common shares of Stake at a price of $3.25 per common share. These warrants expire November 30, 2004. Claridge has collateralised the convertible debenture with a second priority security interest on certain of Stake's Canadian and U.S properties.

On March 5, 2003 the Company amended and restated the banking facility entered into in March 2002 and entered into a bank syndication arrangement. The amended facility includes a Canadian line of credit for CDN $5 million, a U.S. committed line of credit for $9 million and a two year term facility for $21.7 million, with repayments amortized over seven years. Incremental proceeds from this amended facility were used to repay the tender facility.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  7                December 31, 2002 - 10-K

Food Group

The Food Group has been built over the past four years with the acquisition of eight companies and the startup of one. The acquisitions include Sunrich Inc. in August, 1999, the purchase of Nordic Aseptic, Inc. in August, 2000, the acquisition of Northern Food & Dairy, Inc. in September, 2000 and the acquisition of First Light Foods (Jenkins & Gournoe) in February, 2001. In April, 2002, Sunrich Valley, a newly formed Division of Stake, launched a full line of organic dairy products under the brand name mu. In addition, during 2002, Stake completed the acquisitions of Organic Kitchen, Wild West, Opta, and Simply Organic. The acquisitions coupled with significant internal growth have established a unique, vertically integrated natural and organic foods company with significant presence in both the United States and Canada.

The Food Group is comprised of three business units, the SunRich Food Group, Opta Food Ingredients and the Canadian Organic Food Group. These units form the basis of the Company's vertically integrated food operations. The Company intends on integrating these operations in order to leverage efficiencies and cost savings, maximize product and processing capabilities and develop a platform to support continued growth in the natural and organic foods sectors.

                                    [IMAGE]

SunRich Food Group


--------------------------------------------------------------------------------
Stake Technology Ltd.                  8                December 31, 2002 - 10-K

The SunRich Food Group consists of three key vertically integrated business groups: The Product and Ingredients Group ("Products"), the Technical Processing Group ("Processing") and the Packaging Group, ("Packaging").

The Products Group specializes in identity-preserved (IP), non-genetically modified (non-GMO) and organic grain products and natural food ingredients, including soybeans, corn, soy ingredients, grain sweeteners, milled flours, meals, grains and vegetable oils.

The Processing Group is one of the largest soymilk concentrate producers in the U.S.. This group focuses on the technical processing of specialty and functional food ingredients including soymilk concentrate, soluble fiber products, natural food preservatives, grain sweeteners, custom drying and blending.

The Packaging Group focuses on the aseptic packaging of shelf stable beverages and liquid products from the Nordic Aseptic facility. The Nordic Aseptic facility has been significantly upgraded over the past two years and has entered into a long-term agreement with a major food company to provide aseptic finished product. After a period of ongoing operating losses, Nordic Aseptic realized profitability during 2002.

The SunRich Food Group is well positioned to capitalize on the rapid growth of the natural and organic food markets. The Company produces a broad offering of soy-based food products to the U.S. and international markets from field to table, or seed to retail product. The proliferation of great tasting, healthy soyfoods has increased the availability of soy products to consumers. The increase in consumer demand has resulted in soyfoods products experiencing some of the largest growth rates of any category in the food industry. The FDA allows soy products containing more than 6.25 grams of soy protein per serving to make the claim of improving cardiovascular health of consumers.

The SunRich Food Group's major products are as follows:

Grains and Inputs: Included in grain and inputs are specialty soybeans, IP corn, various other grains (corn, rice and oat), organic corn and milled products, soy and oat flours and organic feed ingredients. IP specialty grains are sold to both domestic and foreign food processors.

The demand for non-GMO soybeans from foreign customers and the increased demand from domestic soyfoods manufacturers has continued to fuel an increase in business volume. These trends are expected to continue in the future as the soy and natural foods markets continue to grow.

The Group's grain revenues slow during the period from December to March of the following year when bulk grain shipments are inhibited by winter weather. Food ingredient, processing and retail food product revenues are not as seasonal except for slowdowns in production due to customers utilizing existing inventories, usually at the beginning of each fiscal quarter.

Bulk commodity products revenues are sensitive to distribution costs. This can limit their competitiveness in particular markets. Competitive bulk and container freight costs give the Group access to Japanese and Mexican export markets but uncompetitive freight costs limit opportunities in European markets.

Soy Milk and Soy Ingredients: Soy milk and soy ingredients are marketed throughout the United States where the Group has a strong presence. The Food Group is continuing to develop new product offerings and customers as the demand for soy based products continue to grow.

Organic and Natural Food Ingredients: The natural and organic foods market is one of the fastest growing segments in the food industry. The Food Group markets grain sweeteners and maltodextrins under the names Maisweet, Arrosweet and Oatsweet. Organic and natural vegetable oils are sold to customers throughout the United States, Hong Kong and Japan. Organic snack coatings will be launched during 2003 in response to heavy customer demand.

Custom Ingredients: The Company produces a number of unique functional food ingredients on a contract basis utilizing customer's proprietary technology. Products include:

      Benefiber: A soluble guar based fiber food ingredient, produced under license for Japanese and US based customers.

      Betatrim: Fractionalized oat based food ingredients produced under agreement for domestic customers.

      Microgard: A natural food preservative.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  9                December 31, 2002 - 10-K

      Dairy Blends: The Group produces custom blended powdered dairy ingredients for several customers in the United States.

Powdered Honey and Molasses: The Group produces and markets dried sweeteners such as powdered honey and molasses, which are sold to food manufacturers.

Technical Processing and Spray Drying: Technical processing and spray drying is contracted with various customers to produce a variety of food ingredients.

Aseptic Packaged Products: Processing and packaging of shelf stable liquid products is performed at Nordic Aseptic. The Sunrich Food Group packages aseptic products for some of the leading consumer branded food companies in the United States and also has its own proprietary branded products being marketed under the trade names Rice Um and Soy Um.

Opta

Opta Food Ingredients, Inc. (Opta) is a market innovator in the value-added food ingredients market. Opta is the world's largest supplier of oat fiber to the food industry, a developer of value-added starch-based texturizers and resistant starches and a manufacturer of proprietary stabilizer blends.

Opta's food ingredients are used by more than 350 customers in the U.S., Canada, Latin America, Western Europe, the Middle East, Asia and the Pacific Rim, including 12 of the largest U.S. consumer packaged food companies and 3 of the world's largest quick service restaurant chains. Opta has an excellent reputation for product quality, and innovation and technical expertise in developing value-added solutions for major food and food service companies.

Opta works closely with consumer food and foodservice companies to identify product formulation, cost and/or productivity issues and develop solutions to these problems based on proprietary, value-added, highly functional food ingredients and ingredient systems.

Opta has added a unique portfolio of products which expanded the Food Group's specialty food ingredient business on the basis of two main technology platforms: fiber-based texturizers which include Canadian Harvest(TM) Oat Fibers and Stabilized Bran products, and Opta Ingredient Systems(TM) which include OptaGrade(R), OptaMist(R), OptaFil(R), CrystaLean(R), OptaMax(R), Shimizu Konjac Flour, Blanver's Best microcrystalline cellulose (MCC) and other proprietary stabilizer blends

In addition to helping food manufacturers improve the healthfulness of their food products, Opta's family of texturizing ingredients can improve the overall quality of food products, reduce formulation costs and meet specific processing requirements. The Company believes that all of its products are GRAS (Generally Regarded As Safe, see Regulation section for a further description) under current FDA regulations.

Opta's major products are as follows:

Fiber-Based Products

Canadian Harvest: Canadian Harvest Oat Fibers are a family of insoluble fiber products derived from oat hulls. Oat Fibers are used commercially to increase yield and enhance texture in ground meat products, to add strength and reduce breakage of taco shells and ice cream cones, and to enhance texture and increase the fiber content of cereals, breads, cookies and crackers. Opta also offers Canadian Harvest Stabilized Brans derived from oat, wheat and corn, as well as wheat germ. The Stabilized Brans are heat-treated to extend shelf life and ground to meet customer needs for appropriate particle size.

Opta Ingredient Systems

Opta Ingredient Systems are proprietary blends of texturizing agents and other ingredients that are primarily developed and sold for use in the dairy, salad dressing and soy-based product categories. Many of the Ingredient Systems contain one of Opta's unique and proprietary starch-based texturizers which are described below.

OptaGrade: OptaGrade is a natural, starch-based texturizing agent that is used commercially in a variety of dairy products including natural, imitation and processed cheeses, sour cream, cream cheese and cottage cheese. Fat free cheeses made with OptaGrade have shown superb meltability with none of the off-taste or rubbery texture


--------------------------------------------------------------------------------
Stake Technology Ltd.                  10               December 31, 2002 - 10-K
found in most fat free and reduced fat cheeses. By using OptaGrade in cottage cheese, food manufacturers are able to reduce total formulation costs while delivering excellent taste, texture and appearance. OptaGrade is also used to improve the taste and texture of reduced fat and fat free cream cheeses. In sour cream, OptaGrade is used to create a smooth, creamy texture, and allows for a "cleaner" all natural ingredient label.

OptaMist: OptaMist is also a starch-based texturizing agent that improves the taste, texture and appearance of dairy products, yogurt, natural and processed cheese products, salad dressings and mayonnaise. While the functionality of OptaMist is similar to that of OptaGrade, its unique processing flexibility allows it to be used in food products made within a wide variety of processing systems.

OptaFil: OptaFil is a starch-based opacifying agent and whitener used in reduced fat or fat free dairy and non-dairy creamers, whipped toppings, puddings, beverages, cheeses and salad dressings.

CrystaLean: CrystaLean is an enzyme-resistant, starch-based bulking and texturizing agent designed to enhance texture and add fiber to food products including baked goods and extruded products such as cereals and snack foods. CrystaLean is being used commercially in a nutrition bar specifically marketed to diabetics as well as a nutritional beverage marketed to individuals with insulin resistance.

OptaMax: OptaMax is a starch-based texturizing agent developed to increase yields and improve the texture of reduced fat natural cheese including Mozzarella, Cheddar, Colby, Monterey Jack and Feta.

Konjac Flour: Under a distribution agreement with Shimizu International, Inc. of Japan, Opta is the exclusive North American distributor for konjac flour. A unique and very versatile texturizing agent obtained from the konjac plant commonly cultivated in East Asia, konjac flour provides excellent heat and freeze thaw stability when used to thicken or gel processed foods.

Microcrystalline Cellulose (MCC): Under a distribution agreement with Blanver Farmoquimica, Ltda. of Brazil, Opta is the exclusive distributor of MCC for food related applications in the United States. MCC, commonly known and labeled as cellulose gel, is a naturally derived stabilizer, texturizing agent and fat replacer. It is used extensively in reduced fat salad dressings, numerous dairy products including cheese, frozen desserts and whipped toppings and bakery products.

Canadian Organic Food Group

The Canadian Organic Food Group was recently formed with the objective of becoming the dominant player in the Canadian natural and organic foods sector, vertically integrated from supply through distribution.

With the recent acquisitions of Wild West and Simply Organic, the Company is building a Canadian organic and natural foods distribution network that will support the organization's current branded products as well as further integrated product developments.

Wild West is a well-established business specializing in the distribution of organic and natural foods throughout Western Canada and Simply Organic is a growing certified organic distribution business serving the Central Canada market. Numerous combined purchasing and product sourcing opportunities exist for these operations.

In April 2002 the Company launched a full line of organic dairy products under the brand name mu, and in July 2002 acquired certain assets and the business of Organic Kitchen Inc., a company that provides organic feeds and partners with processors to market organic poultry and other meat products to the mass markets.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  11               December 31, 2002 - 10-K

The Canadian Organic Food Group's major products are as follows:

Organic Dairy - Full line of packaged organic milk and organic butter products under the tradename mu.

Organic Poultry - Current products include organic chicken and organic turkey sold under the Organic Kitchen trademark and various private label names.

Fresh Organic Produce - Both Simply Organics and Wild West distribute a full line of organic fruits and vegetables.

Natural and Organic Grocery - Wild West distributes approximately 2,400 natural and organic grocery items from a broad range of North American suppliers. Simply Organic also distributes a select number of organic and natural grocery items.

Major Developments during 2002

The three Canadian acquisitions and one startup business in 2002 have given the Company a major presence in Canada in the rapidly growing organic and natural foods market. The acquisition of Opta has further strengthened and enhanced the Company's presence and profile in the value-added food ingredients industry, including a greater global presence, as 15 to 20% of Opta's sales are internationally based.

During 2002, the Food Group commenced commercial application of its three year contract with a major customer for the supply of aseptic soy milk from its Nordic Aseptic facility. The production from this contract has contributed to improved performance at this facility, which had operating and startup losses of approximately $3 million in the 16 months prior to April, 2002.

Competition

The Food Group's specialty grain and inputs operation competes with large companies in the U.S. commercial grain procurement market. Within the last several years competition from other suppliers sourcing U.S., Canadian, South American and Chinese origin product has increased. The Food Group's organic specialty grains compete in the smaller niche U.S. commercial organic grains market. Key to competing in these markets is access to transportation, supply and relationships with organic producers.

The grain and inputs business is centered in Hope, Minnesota alongside the Union Pacific Railroad. The railroad is used for the grain elevator business and distribution of products nationally. The Hope facility is 70 miles south of Minneapolis/St. Paul, which gives it access to the Mississippi River for grain transporting and "containerized" shipments to the west coast for export. The facility is centrally located within the heart of soy and corn producers. The Group has an established IP grain producer network with approximately 1,500 producers, with many relationships existing for over 20 years. The Group has also been an organic certified handler and processor for a number of years and has ample grain processing and storage facilities to meet the needs of its producers and customers.

Specialty food ingredients are unique niche items usually developed or processed for specific customers. The Food Group competes with other product developers and specialty processors for the specialty ingredient business. The food ingredients industry is intensely competitive. Competitors include major chemical companies with food ingredient divisions, other food ingredient companies, stabilizer companies and those consumer food companies that also engage in the development and sale of food ingredients. Many of these competitors have financial and technical resources as well as production and marketing capabilities that are greater than those of the Company. In addition, many of the Company's competitors have experience that is significantly greater than that of the Company in the testing of new or improved products.

The Company's Aseptic packaged products compete with numerous other manufacturers of similar aseptic packaged products.

The Canadian Organic Food Group competes against conventional food distributors that are much larger than Wild West and Simply Organic and other organic and natural foods distributors which are approximately the same size. Organic Kitchen and Sunrich Valley compete against other providers of organic meat and organic dairy products as well as significantly larger food companies that provide specialty or high end products that compete with organic products.

The Food Group's competitive advantages are:


--------------------------------------------------------------------------------
Stake Technology Ltd.                  12               December 31, 2002 - 10-K

      o     Integrated from the seed through finished product.

      o     Established IP grain producer network.

      o     Focus on natural and organic food products.

      o Technical staff and expertise that identifies product specifications to meet the needs of the end user and create innovative products and processes.

      o     Flexible manufacturing facilities.

Distribution, Marketing and Sales

The Food Group grains and inputs unit ensures that it provides its customers with the highest quality organic, non-GMO and IP specialty grains, by serving as a grower's supplier of seed, purchaser of the grower's specialty crops and distributor of IP specialty products. The Food Group's "full circle" approach allows it to satisfy the specific needs of foreign and domestic food manufacturers and processors by providing products in the varieties and quantity needed in a timely fashion; transporting products to meet customers' needs by being able to package in containers, truck, rail or barge; providing product information and technical support during the growing, processing, and marketing phases, and offering complete service of product, including grading, formulation, processing, quality control and packaging.

Utilizing a technically sophisticated customer account team, the Food Group believes that the most effective way to solve each customer's problem is to gain a thorough understanding of the customer at all levels, build solid working relationships throughout the customer's organization, be knowledgeable of the market segment in which the customer competes, and have a detailed technical understanding of the customer's problem as well as its preferred solution. The Company takes a multidisciplinary approach in order to achieve this level of customer understanding and service. Members of the Food Group's direct sales force are teamed up with the appropriate technical personnel to work as "consultants" in defining and developing a range of potential solutions to their formulation and product development problems. In all cases, the Food Group's strategy is to provide outstanding service and responsiveness, which the Company believes, will lead to additional opportunities with existing and prospective customers.

The Canadian Organic Food Group's primary distribution coverage includes central and western Canada. It competes through the breadth of its product line, providing excellent product quality and consistency and by maintaining strong relationships with customers, growers, and suppliers.

Suppliers

The Food Group's raw materials and packaging needs are sourced from various suppliers who provide products that contractually are required to comply with certain specifications. Products are sourced from over 1,000 suppliers with availability subject to world market conditions. There are a number of alternative sources of supply for all raw materials with critical customer supply relationships highlighted below.

IP and organic grains are primarily sourced from over 1,500 North American growers and suppliers via annual contracts or spot market purchases. There is ample supply of grains to satisfy the Food Group's needs with expanding production in other parts of the world to provide additional supply if crop or market conditions limit the North American supply. The Food Group has the ability to divert available product based on market demand and customer requirements in order to maximize return.

Dairy ingredients are purchased from a number of suppliers, primarily dairy producer cooperatives. Product is purchased in the spot market with certain ingredients purchased via short-term supply contracts.

Oat hulls are primarily sourced from a major food company and there is ample supply to meet production requirements.

Maltodextrin is purchased on contract from several suppliers. There is substantial production capacity among these suppliers for maltodextrin. Organic maltodextrins are produced by the Food Group from organic grains sourced from contract growers.

Honey, molasses, high fructose corn syrup and flour are purchased based on required specifications in the spot market. The supply for these ingredients is sufficient to meet current demand. Supply shortfalls would have an effect on availability and price and would be reflected in finished product pricing for the Group.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  13               December 31, 2002 - 10-K

Other ingredients such as guar, oat flour and carbon are supplied by process customers and are not sourced directly from Food Group suppliers.

The Canadian Organic Food Group sources products from over 500 suppliers. Overall supply is sufficient. Supply related to fresh produce items is controlled through spot pricing and changes are reflected in prices to end customers.

Regulation

The Food Group is affected by governmental agricultural regulations and policies. State and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food regulations are examples of regulations that affect this Group. Government-sponsored price supports and acreage set aside programs are two examples of policies that may affect this Group. There can be no assurance that government policies will not change from time to time in a manner adverse to the Food Group's business regulations or that may present delays and costs that could adversely affect this Group.

In addition, several of the Food Group's business activities are subject to U.S. environmental regulations. The Food Group is involved in the manufacture, supply, processing and marketing of organic seed and food products and, as such, is voluntarily subject to certain organic quality assurance standards. The Food Group is currently in compliance with all state and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food-handling regulations. Regulatory agencies include the United States Department of Agriculture (USDA), which monitors both the food processing and agricultural grain business.

Certain food ingredient products are regulated under the 1958 Food Additive Amendments to the Federal Food, Drug and Cosmetic Act of 1938 (the "Act"), as administered by the FDA. Under the Act, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is GRAS under the conditions of its intended use by experts qualified by scientific training and experience to evaluate the safety of food ingredients. A food additive is any substance, "the intended use of which results or may reasonably be expected to result, directly or indirectly, in its becoming a component or otherwise affecting the characteristics of any food." Such pre-marketing approval for ingredients that are not GRAS, which is issued in the form of formal regulation, requires a showing both that the food ingredient is safe under its intended conditions of use and that it achieves the function for which it is intended. GRAS status can be established in two ways, either by "self-affirmation" in which the producer determines on its own that the ingredient is GRAS, or by the issuance of a "GRAS affirmation regulation" by the FDA in response to a GRAS petition. A food ingredient may be deemed GRAS under the conditions of its intended use based upon its history of common use in foods prior to 1958, or based upon scientific procedures which produce the same quantity and quality of scientific evidence as would be required for the FDA to issue a pre-market approval of the sale of a food additive.

In either case, in order to establish that a product is GRAS, it must not only actually be safe in its intended use, but it must be generally recognized as such. If a food ingredient is not entitled to GRAS status, pre-market approval must be sought through the filing of a Food Additive Petition.

Countries other than the U.S. also regulate the sale of food ingredients. Regulations vary substantially from country to country, and the Company takes appropriate steps to comply with such regulations as necessary.

Many of the Food Group products are being marketed pursuant to GRAS self-affirmation. The Food Group believes that most products for which it has retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. Thereafter, the group decides whether self-affirmation procedures or a GRAS petition will be appropriate. Certain of the Company's products may require a Food Additive Petition and in the event that one is required, the Company may elect to sell or license its rights to another party. There can be no assurance that the Company will be successful in bringing its products to market based on its determination that such products meet these criteria.

While the Food Group endeavours to comply in all material respects with applicable environmental, safety and health regulations, there can be no assurance that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable that may have a material adverse effect on the Food Group's business or financial condition.

Research and Development

The Food Group has developed a number of new soy ingredients and alternatives to accommodate new product adaptation of these ingredients into various food items. The expanding interest to incorporate soy based foods in consumers' diets creates numerous opportunities to develop soy ingredients that can be incorporated into food developer's menu items. The Food Group continues to research products and processing systems that are


--------------------------------------------------------------------------------
Stake Technology Ltd.                  14               December 31, 2002 - 10-K
required to serve the growing natural and organic foods markets and continues to expand in areas such as organic oils and organic snack coatings.

The nature of a number of the Food Groups products and processes requires the Company to create and maintain a number of patents and trade secrets. The Group's policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the U.S. and in selected foreign jurisdictions.

The Group's success will depend, in part, on its ability to protect its products and technology under U.S. and international patent laws and other intellectual property laws. The Company believes that it owns or has the right to use all proprietary technology necessary to manufacture and market its products under development. There can be no assurance, however, that patent applications relating to the Company's products or technology will result in patents being issued or that current or additional patents will afford protection against competitors with similar technology.

The Company also relies on trade secrets and proprietary know-how and confidentiality agreements to protect certain of its technologies and processes. There can be no assurance that the Company's outside partners and contract manufacturers will be prevented from gaining access to the Company's proprietary technology and confidential information.

Employees

The Food Group has 475 full-time employees. There is one union at the Company's St. Thomas, Ontario facility that covers approximately 11 employees. This contract was renewed in August 2002 and expiries in 2004. Many of the Company's management and professional employees have had extensive prior experience with consumer food companies. Management considers relations with its employees to be good.

Properties

The Food Group operates from eleven processing facilities (10 owned, 1 leased) in five U.S. states and one Canadian province. The Group also owns and leases a number of office and distribution locations and also leases and utilizes public warehouses to satisfy its storage needs. For more details please see Item 2. - Properties.

The Environmental Industrial Group

The Environmental Industrial Group has two principal business lines:

      (1) The manufacture and distribution of industrial mineral based products such as specialty sands, bentonite clays, silica free abrasives, garnets and other products for the foundry, shipbuilding, bridge repair and steel industries. Many of these products can subsequently be recycled; and

      (2) The recycling of waste industrial mineral by-products and materials from site reclamation projects; these materials are cleaned, crushed and blended to specific chemistry for resale to cement, steel and related industries.

This Group, like the Food Group, has also been built through several acquisitions starting with the initial acquisition of Barnes Environmental and Industrial in 1995. In 2000, Pecal and Temisca, Inc. were acquired followed by the acquisitions of Virginia Materials and 51% of International Materials in 2001. In late 2002, the 49% minority interest in International Materials was also acquired.

The Environmental Industrial Group's processing of cement additives and certain abrasives slows down during the January to March period, corresponding to reduced cement production and difficult winter operating conditions. The foundry and steel businesses are not considered seasonal. The establishment of the Louisiana manufacturing facility during 1998 and the subsequent acquisition of Virginia Materials helps to mitigate the seasonality of the Environmental Industrial Group sales.

The distribution of products is freight sensitive for lesser value added products and is focused on the Ontario and Quebec markets while the higher value products such as abrasives and garnets are shipped throughout the U.S.. The annual volume of materials processed and distributed is approximately 180,000 tonnes.

Major Developments during 2002

During the year the Company acquired the 49% minority interest in International Materials.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  15               December 31, 2002 - 10-K

From its acquisition of Virginia Materials in October 2001 the Group planned on adding a second plant location in Baltimore, Maryland, close to its supply of coal slag. Due to regulatory delays this plant has not yet become operational. Management is hopeful that approval will be obtained in 2003.

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

Specular Hematite: Marketed under the name "Barshot" or "Crystalgrit" as a recyclable abrasive providing higher profit margins for the user and competing with existing materials such as garnet, staurolite, aluminum oxide, various slags and steel grit.

The Group is continuing to develop agents/distributors primarily for the U.S. exclusive territory, focusing on companies and contractors capable of recycling Barshot or Crystalgrit.

Slag Abrasives: The Environmental Industrial Group markets copper slag abrasives under the name "Ebony Grit" into the Ontario and Quebec markets. With the acquisition of Virginia Materials the Environmental Industrial Group expanded its product offering with a coal slag abrasive under the name of "Blackblast". This product is marketed primarily into the Virginia, North Carolina, West Virginia and Alabama markets and will be expanded and offered across the entire Environmental Industrial Group network going forward.

Garnets: The Environmental Industrial Group is a producer of garnets for the water jet cutting, water filtration and abrasive industries. The Group also has an exclusive agreement with a garnet supplier in China, complimenting this with a Distributor Agreement with a garnet sand supplier in India. These high value products are sold to the water jet cutting and wet and dry abrasive blasting markets.

Silica Sands: The Environmental Industrial Group supplies major foundry customers in Quebec and Ontario with silica products. The acquisition of Temisca Inc. in 2000 provided the Group with a lower cost and secured supply of silica raw materials which has allowed the Group to remain a key supplier in this market. The properties of the Temisca silica sands are suited to the filtration, frac sand, golf course sand and abrasive applications.

Resin Coated Sand: The Group is a dominant supplier of resin coated sand in Ontario and Quebec with the products manufactured at the PECAL Hamilton facility and through the distribution of a U.S. sourced product. Resin coated sand is used exclusively by the foundry industry.

Zircon Sands: The Group recycles high value added products, and in this regard has an agreement with a large automobile manufacturer in southern Ontario to recycle very high value zircon sand used in the manufacturing of engine castings. This product is produced at the Waterdown location, with a portion of the recycled product sold back to the automobile manufacturer, and the remainder sold into the industrial materials market.

The Environmental Industrial Group is committed to providing quality products and services. The Environmental Industrial Group is ISO-9002 registered at its Waterdown and Hamilton locations. By the end of 2003, the Group is striving to have all of its operations ISO-9002 registered.

Competition

The Environmental Industrial Group conducts business throughout North America with a focus on key regions. Key regions comprise the Quebec-Detroit corridor, New York, Norfolk, Virginia and the Louisiana Gulf region, all of which are areas of high volume ship repairs and bridge cleaning activities. The Group is competitive in abrasive and value added products in surrounding areas such as Michigan, New Jersey and Ohio.

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


--------------------------------------------------------------------------------
Stake Technology Ltd.                  16               December 31, 2002 - 10-K
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

In general, the Environmental Industrial Group's competitive advantages include:

      o Geographic location of facilities, strategically located near raw material sources.

      o Superior knowledge of many industrial minerals and the markets for these materials.

      o Long-standing relationships with both generators and users of industrial waste streams.

      o Efficient and cost effective material handling and processing skills.

      o Expertise necessary to provide customers with materials of a consistent and reliable quality and the ability to adjust chemical composition as required.

      o     Exclusive licence and supply arrangements.

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

The Group obtains its key abrasive raw materials from certain Canadian mines and a U.S. power plant. Ebony Grit, a product produced from copper slag is supplied on an exclusive basis by a Canadian mining and refining company. Specular Hematite reserves at the current mine supplier are estimated to be sufficient to supply the Group's needs for many years. Blackblast, a product produced from coal slag is supplied on an exclusive basis by a U.S. power plant.

The Group has the exclusive right to distribute certain high purity silica sand to the foundry industry in Quebec and Ontario for US Silica.

The Group represents Bentonite Performance Minerals, focusing on sales to the foundry market, as well as other bentonite sales to the industrial market in Quebec and Ontario.

The Group produces industrial garnet derived a waste mining stream at it's Keesville, New York facility. In addition the group has an exclusive North American Agreement to market garnet from a supplier in India and a second agreement with a supplier in China.

Regulation

The Environmental Industrial Group's business primarily involves the handling of materials, which are inorganic and mineral based. These types of materials are generally benign and do not give rise to environmental problems.

Accordingly, to date there has been low potential for environmental liabilities to arise. The Ontario Ministry of Environment and Energy has the right to inspect the Waterdown site and review the results of third party monitoring and perform its own testing. Similar rights of inspection exist at the facility in Norfolk, Virginia.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  17               December 31, 2002 - 10-K

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

Research and Development

Environmental: In 2002, the Environmental Industrial Group continued to evaluate the processing and recycling of a number of waste mineral streams into higher value added products. These spent materials, originating primarily from the foundry, steel and industrial sectors can often be separated back into their original composition, which increases the value of the recycled product and can lead to a greater number of markets.

Specular Hematite: In 2002, the Environmental Industrial Group continued to study the use of Specular Hematite in a number of value-added markets, requiring fast cutting and cleaning speed, as well as developing new markets in nuclear shielding, non-slip flooring and ballast products.

Employees

The Environmental Industrial Group has 77 employees. The Environmental Industrial Group has two union sites, one in Waterdown, Ontario and one at its Hamilton, Ontario location. Both contracts have been extended to 2005. Management considers relations with employees to be good.

Properties

The Environmental Industrial Group operates from seven locations. The primary operating facility with administrative, laboratory and principal production is located in Waterdown, Ontario. In addition, the Group owns a production facility in Hamilton, Ontario, a distribution/warehouse facility in Lachine (Montreal), Quebec and the Temisca sand property in located in northern Quebec. The Group also leases production/distribution facilities in New Orleans, Louisiana, Norfolk, Virginia and Keesville, New York. For more details please see Item 2 Properties.

Steam Explosion Technology Group

The Company has developed a steam explosion technology known as the "StakeTech System", including process engineering and the hardware required.

The patented StakeTech System provides a method for the rapid and continuous steam treatment of biomass under high pressure. The suitable raw materials include wood chips, sugarcane bagasse, cereal straws and waste paper. In their natural state, these materials are not easily separated into their component parts. By processing with the addition of high-pressure steam, the StakeTech System breaks the chemical and physical bonds that exist between the components of these materials allowing their subsequent separation and processing into products and components that potentially have wide and diverse applications. The Company has demonstrated its equipment and technology on a commercial scale in several applications.

For the past several years the group has focussed its marketing efforts on the production of pulp for paper firm non-woody fibers and the production of celluose derivatives. The Group is also pursing a number of food based applications with both external parties and internally through the Company's Food Group.

StakeTech's steam explosion business is not affected by seasonality.

Major Developments in Steam Explosion Technology in 2002

In 2002, the Steam Explosion Technology Group continued to focus on marketing pulping systems to China through its agent, Pacitec Inc. (Pacitiec). In 2002, Pacitec maintained its exclusive rights for the Chinese market and continues to actively pursue the sale of Staketech systems.

In conjunction with Pacitec, the Company is currently pursuing equipment sales to several separate projects in China. The final stage of these contracts is to establish irrevocable lines of credit with the Chinese clients.

Competition


--------------------------------------------------------------------------------
Stake Technology Ltd.                  18               December 31, 2002 - 10-K

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

Financial Exposure Related to Bonding and Guarantees

To enter markets such as China, the Company expects to have to provide substantial performance guarantees in the form of process guarantees and equipment guarantees. These guarantees will need to be backed by bank guarantees and/or surety bonds. The Company endeavours to reduce the associated risks, however there will always remain a possibility that the Company's guarantees or bonds could be called, rightfully or wrongfully and/or the equipment supplied fails to meet the guarantees and warranties provided resulting in potential financial losses to the Company.

Research and Development

During 2002, Steam Explosion research and development activities related to client specific investigations and focused on the production of pulp from straw from China and other food based applications.

Employees


--------------------------------------------------------------------------------
Stake Technology Ltd.                  19               December 31, 2002 - 10-K

The Steam Explosion Technology Group has 3 employees; 2 engaged in technical support, systems design and R&D, and 1 engaged in marketing, sales and engineering. Since the division subcontracts out the production of its equipment, it does not anticipate significantly increasing the size of its work force until it receives a contract for its equipment. Stake has engaged other engineering and sales resources to assist in product testing and contractual negotiations for the Company's Steam Explosion Technology Group.

Corporate Office

The corporate office of Stake is located in owned premises in Norval, Ontario. Nine staff are employed in a variety of management, financial and administration roles.

Environmental Hazards

The Company believes, with respect to both its operations and real property, that it is in material compliance with environmental laws at all of its locations and specifically with the requirements of its Certificate of Approval issued by the Ontario Ministry of the Environment and Energy on the Environmental Industrial Group property in Waterdown, Ontario.

Employees

As of March 7, 2003 the Company had 564 employees broken out by division below:

----------------------------------------------------- -------------------------
Divisions                                                Number of Employees
----------------------------------------------------- -------------------------
Food Group                                                                 475
----------------------------------------------------- -------------------------
Environmental Industrial Group                                              77
----------------------------------------------------- -------------------------
Steam Explosion and Corporate Office                                        12
----------------------------------------------------- -------------------------
Total                                                                      564
----------------------------------------------------- -------------------------


--------------------------------------------------------------------------------
Stake Technology Ltd.                  20               December 31, 2002 - 10-K

Item 2. Properties

Food Group

The Food Group operates from the following locations:

------------------------ ---------------------- ---------------------------- --------------------------------------------
Location                 State/Province         Group/Sub Group              Description
------------------------ ---------------------- ---------------------------- --------------------------------------------
Hope                     Minnesota              SunRich Food Group           Head office and grain processing
------------------------ ---------------------- ---------------------------- --------------------------------------------
Alexandria (2)           Minnesota              SunRich Food Group           Soymilk processing and aseptic packaging
------------------------ ---------------------- ---------------------------- --------------------------------------------
Bertha                   Minnesota              SunRich Food Group           Drying and blending
------------------------ ---------------------- ---------------------------- --------------------------------------------
Fosston                  Minnesota              SunRich Food Group           Processing and drying
------------------------ ---------------------- ---------------------------- --------------------------------------------
Cambridge                Minnesota              Opta                         Oat fiber processing
------------------------ ---------------------- ---------------------------- --------------------------------------------
Cresco                   Iowa                   SunRich Food Group           Milling
------------------------ ---------------------- ---------------------------- --------------------------------------------
Afton                    Wyoming                SunRich Food Group           Soymilk processing
------------------------ ---------------------- ---------------------------- --------------------------------------------
Bedford                  Massachusetts          Opta                         Head office and development center
------------------------ ---------------------- ---------------------------- --------------------------------------------
Louisville               Kentucky (Leased)      Opta                         Oat fiber production
------------------------ ---------------------- ---------------------------- --------------------------------------------
Galesburg                Illinois               Opta                         Starch based production
------------------------ ---------------------- ---------------------------- --------------------------------------------
                         British Columbia
Richmond                 (Leased)               Wild West                    Office and distribution
------------------------ ---------------------- ---------------------------- --------------------------------------------
Mississauga              Ontario (Leased)       Simply Organic               Office and distribution
------------------------ ---------------------- ---------------------------- --------------------------------------------
St. Thomas               Ontario                Opta                         Brans and wheat germ production
------------------------ ---------------------- ---------------------------- --------------------------------------------
                                                SunrichValley and Organic
Norval                   Ontario                Kitchen                      Head office
------------------------ ---------------------- ---------------------------- --------------------------------------------

Environmental Industrial Group

The Environmental Industrial Group operates from the following locations:

----------------------- ---------------------- --------------------- ----------------------------------------------------
Location                State/Province         Group                 Description
----------------------- ---------------------- --------------------- ----------------------------------------------------
Waterdown               Ontario                EIG                   Head office, processing and distribution
----------------------- ---------------------- --------------------- ----------------------------------------------------
Hamilton                Ontario                EIG                   Processing and distribution
----------------------- ---------------------- --------------------- ----------------------------------------------------
Lachine                 Quebec                 EIG                   Distribution
----------------------- ---------------------- --------------------- ----------------------------------------------------
Bruno de Guiges         Quebec                 EIG                   Specialty sands
----------------------- ---------------------- --------------------- ----------------------------------------------------
New Orleans              Louisiana (Leased)    EIG                   Abrasives processing
----------------------- ---------------------- --------------------- ----------------------------------------------------
Norfolk                 Virginia (Leased)      EIG                   Processing and distribution
----------------------- ---------------------- --------------------- ----------------------------------------------------
Keeseville              New York (Leased)      EIG                   Garnet processing and distribution
----------------------- ---------------------- --------------------- ----------------------------------------------------

Steam Explosion Technology Group and Executive Offices

The Company's Executive Group, Steam Explosion Technology Group, Sunrich Valley and Organic Kitchen operations are located at 2838 Highway 7, Norval, Ontario, a property owned by the Company.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  21               December 31, 2002 - 10-K

Item 3. Legal Proceedings

      The SunRich Food Group. has commenced a suit against a supplier for failure to adhere to the terms of a contract. The Company and its legal counsel believe that this claim has merit. The Company has ceased co-packing arrangements under the existing contract and has commenced packing under separate arrangements. It cannot however be determined if there will be any recovery by the Company at this time and the Group is expensing the costs of pursuing this suit on a monthly basis. Other than this action, the Group has not been and is not currently a party to any material litigation other than stated above.

      The supplier has counter-sued the Company for breach of contract. The Company believes this suit is without merit.

      Opta has filed a claim against a former wholesaler in Germany for non-payment of invoices totalling $77,000 and the former wholesaler has filed a counterclaim alleging that they are eligible for compensation based on Opta Foods purported termination of the distribution agreement, which they allege existed. Under German law the maximum award the wholesaler could be entitled to receive is $130,000.

      The Canadian Organic Food Group which includes Sunrich Valley, Organic Kitchen, Simply Organic and Wild West has not been and is not currently a party to any material litigation.

      The Environmental Industrial Group has not been and is not currently a party to any material litigation.

      The Steam Explosion Technology Group has not been and is not currently a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2002.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  22               December 31, 2002 - 10-K

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common shares trade in US$ on The Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol STKL, and in CDN$ under the symbol SOY on the Toronto Stock Exchange. The following table indicates the high and low bid prices for Stake's common shares for each quarterly period during the past two years as reported by Nasdaq. The prices shown are representative inter-dealer prices, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

Trade Prices on Nasdaq (US Dollars)

======================================== ===================================== =====================================
2002                                     HIGH                                  LOW
---------------------------------------- ------------------------------------- -------------------------------------
First Quarter                            $2.68                                 $1.97
---------------------------------------- ------------------------------------- -------------------------------------
Second Quarter                           $3.48                                 $2.58
---------------------------------------- ------------------------------------- -------------------------------------
Third Quarter                            $3.07                                 $2.31
---------------------------------------- ------------------------------------- -------------------------------------
Fourth Quarter                           $3.41                                 $2.39
---------------------------------------- ------------------------------------- -------------------------------------
2001                                     HIGH                                  LOW
---------------------------------------- ------------------------------------- -------------------------------------
First Quarter                            $1.75                                 $1.38
---------------------------------------- ------------------------------------- -------------------------------------
Second Quarter                           $2.45                                 $1.49
---------------------------------------- ------------------------------------- -------------------------------------
Third Quarter                            $2.05                                 $1.41
---------------------------------------- ------------------------------------- -------------------------------------
Fourth Quarter                           $2.17                                 $1.63
======================================== ===================================== =====================================

The following table indicates the high and low bid prices for Stake's common shares for each quarterly period since the company's listing on the Toronto Stock Exchange. The Company listed on the Toronto Stock Exchange on November 6, 2001, therefore information is only provided for the fourth quarter of 2001.

Trade Prices on TSX (Canadian Dollars)

-------------------------------------- -------------------------------------- -------------------------------------
2002                                   HIGH                                   LOW
-------------------------------------- -------------------------------------- -------------------------------------
First Quarter                          $4.17                                  $3.15
-------------------------------------- -------------------------------------- -------------------------------------
Second Quarter                         $5.39                                  $3.74
-------------------------------------- -------------------------------------- -------------------------------------
Third Quarter                          $4.75                                  $3.48
-------------------------------------- -------------------------------------- -------------------------------------
Fourth Quarter                         $5.27                                  $3.75
-------------------------------------- -------------------------------------- -------------------------------------
2001                                   HIGH                                   LOW
-------------------------------------- -------------------------------------- -------------------------------------
Fourth Quarter - 11/06/01 forward      $3.85                                  $2.65
-------------------------------------- -------------------------------------- -------------------------------------

At December 31, 2002, the Company has approximately 650 record holders. Based on proxy requests from shareholders and nominee holders at the last annual meeting date, the Company estimates that there are at least an additional 4,000 beneficial holders of the Company's common shares.

Stake has never paid dividends on its common stock and does not anticipate paying dividends for the foreseeable future. The receipt of cash dividends by United States shareholders from a Canadian corporation, such as Stake, may be subject to Canadian withholding tax.

Issuance of securities and use of proceeds


--------------------------------------------------------------------------------
Stake Technology Ltd.                  23               December 31, 2002 - 10-K

Claridge Convertible Debenture

In December 2002, Stake issued Claridge a $5 million convertible debenture due November 30, 2004, bearing interest at the rate of 5.5% per annum convertible into common shares of the Company at a price of $3.00 per share on and after November 30, 2003. The funds were specifically used for the acquisition of Opta. In conjunction with the debenture, the Company issued 250,000 common share purchase warrants with an exercise price of $3.25, expiring November 30, 2004.

Options and warrants exercised during the year

During the year ended December 31, 2002, employees and directors exercised 246,740 common share options and an equal number of common shares were issued for net proceeds of $397,000. Subsequent to December 31, 2002, directors, officers and employees exercised 214,825 common share options and an equal number of common shares were issued for net proceeds of $392,000.

During the year ended December 31, 2002, 656,150 warrants were exercised and an equal number of common shares were issued for net proceeds of $1,474,000. Subsequent to December 31, 2002, 291,000 warrants were exercised and an equal number of common shares were issued for net proceeds of $641,000.

These funds were used for general business purposes including working capital and capital expenditures in existing businesses and for the recent Food Group acquisitions.

Bank Financing

The Company completed two bank financings in 2002 and has completed a further financing in March 2003.

The first refinancing in March 2002 and was used to consolidate a number of separate banking and private lending relationships. This facility included a CDN$5 million line of credit, a U.S. $5 million line of credit, and a $15 million reducing term facility.

In November 2002, Stake entered into a tender facility agreement with the banks for $17 million, to be used solely for the purchase of Opta's outstanding common shares pursuant to the cash tender offer.

In February 2003 the Company entered into an amended and restated banking agreement. This amended facility increased the term debt to $21.7 million and the U.S. line of credit to $9 million. The incremental proceeds from this facility, in addition to cash on hand were used, to repay the tender facility. The term of the facility is two years with a renewal option by the lender and the Company. Principal payments are made quarterly and amortize over 7 years. The Company fully intends to renew the facility which matures in March, 2005.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  24               December 31, 2002 - 10-K

Item 6. Selected Financial Data

The following information has been summarized from the Company's consolidated financial statements.

Summary (expressed in thousands of U.S. dollars)

----------------------------- ---------- ------------ --------------- --------------- --------------
                                   2002         2001            2000            1999           1998
----------------------------- ---------- ------------ --------------- --------------- --------------
Total revenues                  120,898       89,822          63,821          29,699         13,860
----------------------------- ---------- ------------ --------------- --------------- --------------
Net earnings - CDN GAAP           3,766           19           2,118             957            516
----------------------------- ---------- ------------ --------------- --------------- --------------
Net earnings - U.S. GAAP          3,701        (225)           1,743             910            478
----------------------------- ---------- ------------ --------------- --------------- --------------
Total assets                    115,287       80,061          58,304          22,246         10,105
----------------------------- ---------- ------------ --------------- --------------- --------------
Long-term debt (includes
current portion)                 36,749       16,648          19,811           2,582          1,318
----------------------------- ---------- ------------ --------------- --------------- --------------
Other long-term obligations
including future taxes
(includes current portion)        4,963        4,487           2,516             895            619
----------------------------- ---------- ------------ --------------- --------------- --------------
Basic earnings per share -
CDN GAAP                          $0.09        $0.00           $0.09           $0.06          $0.04
----------------------------- ---------- ------------ --------------- --------------- --------------
Basic earnings (loss) per
share - U.S. GAAP                 $0.09       $(0.01)          $0.07           $0.05          $0.03
----------------------------- ---------- ------------ --------------- --------------- --------------
Cash dividends                       --           --              --              --             --
----------------------------- ---------- ------------ --------------- --------------- --------------

Note: The above table for the years 1998 to 2001 have been converted from Canadian to U.S. at a rate of convenience of 1.5928 $U.S. to $CDN.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

The Company's consolidated financial statements include the results of the organizations three principal operating groups; the Food Group, accounting for approximately 80% of 2002 revenues, with a focus on vertically integrated sourcing, processing and selling of soy and other natural and organic food products; the Environmental Industrial Group accounting for approximately 20% of 2002 revenues, with a focus on processing, distributing and recycling industrial minerals; and the Steam Explosion Technology Group accounting for less than 1% of 2002 revenues, with a focus on developing and commercializing proprietary steam explosion technology for processing of biomass into higher value products. All three operating groups are considered high growth ethical businesses, focused on environmental responsibility and the health and well being of its communities.

The Management's Discussion and Analysis (MD&A), detailed below, is presented in four parts; Results of Operations, Liquidity and Capital Resources, Business Outlook and Risks and Uncertainties, and should be read in conjunction with the audited consolidated financial statements and accompanying notes contained on pages F-1 to F-36 of this Annual Report.

In 2002, the Company adopted the United States dollar as its reporting currency for presentation of its consolidated financial statements. With the acquisitions completed in 2001 and 2002, a significant portion of the Company's revenues, assets and earnings are attributable to its U.S. based operations. Historical consolidated results have been restated using a translation of convenience, whereby all historical results have been reflected using the exchange rate in effect on December 31, 2001 of $1.00 U.S. to $1.5928 CDN.

In 2002, the Company completed four acquisitions; Organic Kitchen, Wild West, Simply Organic and Opta, and also launched a new business unit, Sunrich Valley. All four acquisitions and the business launch served to complement the Company's vertically integrated growth strategy in the rapidly vertically integrated growing, value-added natural and organic foods markets. The acquisitions of Organic Kitchen, an integrated organic poultry producer, Wild West, a Western Canada based natural and organic foods distributor and Simply Organic, a

Central Canada based natural and organic foods distributor, in addition to the start-up of Sunrich Valley, which markets organic dairy products, have positioned Stake Technology Ltd. as a major player in the Canadian natural


--------------------------------------------------------------------------------
Stake Technology Ltd.                  25               December 31, 2002 - 10-K
and organic foods markets. The acquisition of Opta, with operations in both the United States and Canada, further strengthened the Company's presence in the value-added food ingredients market. Opta is the world's largest supplier of oat fiber to the food industry.

Revenues in 2002 increased by 34.6% to $120,898,000 from $89,822,000 in 2001.
Gross margin on revenues improved to 16.1% from 13.8% in the prior year. Net earnings for the year increased to $3,766,000 or $0.09 per common share compared to $19,000 or $0.00 per common share in 2001.

Operating results in 2002 improved significantly over 2002 due to a number of factors including the turnaround at the Company's aseptic packaging operation, Nordic Aseptic, and improved results in other Food Group operations, including grain sales and food ingredients. The Environmental Industrial Group also reported improved earnings due in most part to the acquisition of Virginia Materials in the fourth quarter of 2001. The growth of the Group was partially offset in 2002 by the general economic slowdown in the foundry and steel industries and the impact of the September 11th tragedy on the bridge repair and shipbuilding industries, however, these industries have shown improvement in the latter half of 2002.

Three of the four acquisitions noted above were completed late in fiscal 2002 and therefore did not have a significant impact on operating results in 2002.

The assets of the Company increased by $35,226,000 or 44.0% to $115,287,000 at December 31, 2002, due primarily to growth within existing operations and the acquisitions completed during the year, all in accordance with the Company's growth strategy. Long-term debt increased to $36,749,000, mainly as a result of financing related to acquisitions.

Results of Operations

2002 Operations Compared With 2001 Operations

Consolidated

Revenues in the year ended December 31, 2002, increased by 34.6% to $120,898,000 from $89,822,000 in 2001. Earnings increased to $3,766,000 or $0.09 per common share from $19,000 or $0.00 per common share in 2001.

The increase in the Company's revenues of $31,076,000 in 2002 is due to a number of factors including increased sales of aseptic packaged soymilk products, increased sales of bulk grains, specialty beans and dietary fiber, the three acquisitions and one start-up within the Canadian natural and organic foods business in 2002, the acquisition of Opta Food Ingredients, Inc. in December 2002 and the acquisitions of the business and certain assets of Virginia Materials & Supplies, Inc. and the outstanding common shares of International Materials and Supplies, Inc. (Virginia Materials) in October, 2001.

Net earnings for the year ended December 31, 2002 increased to $3,766,000 from $19,000 in 2001, due to improved financial performance at Nordic Aseptic, the Company's aseptic packaging operations, as well as improved volumes and margins in dietary fiber and certain grain and agronomy products. In addition, cost reduction programs implemented throughout the Company and certain price increases in the Environmental Industrial Group combined with the October 2001 Virginia Materials acquisitions contributed to improved earnings. The Company realized reduced borrowing costs as a result of new banking arrangements implemented in 2002 and had a reduced effective tax rate due to the recognition of previously unrecorded tax loss carry forwards and tax planning strategies, partially offset by the write-off of the Company's 32% investment in Easton Minerals Limited.

EBITDA(1) (earnings before interest expense, interest and other income, taxes, depreciation and amortization) for the year ended December 31, 2002 increased 79.4% to $9,492,000 from $5,291,000 in the prior year.

U.S. readers should note that due to differences between Canadian and U.S. GAAP, the net earnings for the year ended December 31, 2002 under U.S. GAAP were $3,701,000 or $0.09 per common share versus a loss of ($225,000) or ($0.01) per common share in 2001. Note 18 to the consolidated financial statements itemizes the nature of these differences.

----------------------

(1) EBITDA is not a recognized measure under Canadian or United States generally accepted accounting principles (GAAP). Management believes that in addition to net earnings, EBITDA is a useful supplemental measure as it provides investors with an indication of earnings from operations prior to debt service, amortization and income taxes. Investors should be cautioned however, that EBITDA should not be construed as an alternative to net earnings determined in accordance with GAAP as an indicator of the Company's performance or to cash flows from operating, investing and financing activities as a measure of liquidity and cash flows. The Company's method of calculating EBITDA may differ from other companies and, accordingly, EBITDA may not be comparable to measures used by other companies.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  26               December 31, 2002 - 10-K

Cost of goods sold increased by 31.0% to $101,431,000 for the year ended December 31, 2002 compared to $77,450,000 for the year ended December 31, 2001. Consistent with the revenue increase, the increase in cost of sales resulted from increased sales of certain food based products, the acquisitions completed during 2002 and a full year's revenue relating to acquisitions made in 2001.

The Company's consolidated gross margin improved to 16.1% in the year ended December 31, 2002 from 13.8% in 2001. The key drivers of this improvement are provided in the segmented operations information detailed below.

Selling, general and administrative expenditures increased 28.2% in the year ended December 31, 2002 to $14,281,000 from $11,142,000 in 2001. The increase in administrative costs is consistent with the growth in food operations, the 2002 acquisitions, the Virginia Materials acquisition completed in October 2001 and increased Corporate costs to support a rapidly growing public company. These increases were partially offset by a reduction in amortization expense as a result of the Company adopting the new CICA Handbook Section 3062 "Goodwill and Intangible Assets" on January 1, 2002, whereby goodwill and indefinite life intangibles are no longer amortized. Amortization of goodwill and indefinite life intangibles included in selling, general and administrative expenses in the year ended December 31, 2001 was $492,000.

Interest expense decreased to $1,413,000 in the year ended December 31, 2002 from $1,745,000 in 2001. The decrease in borrowing costs relates mainly to a decrease in the effective borrowing rate due to the consolidation of a number of loans under the new financing arrangements which resulted in lower interest rates and a decrease in floating interest rates on certain debt instruments versus 2001.

Interest and other income was $218,000 in the year ended December 31, 2002, compared to $326,000 in the year ended December 31, 2001. Included in the results for the year ended December 31, 2002 is a write-down of the Company's 32% investment in Easton Minerals Limited of $366,000, offset by a gain in the sale of non-core assets of $285,000.

Provision for income taxes increased to $401,000 in the year ended December 31, 2002, compared to $147,000 in 2001. The effective tax rate decreased from 88.6% in 2001 (2001 included a tax refund of $85,000 related to the reassessment of an acquired business) to 9.6% in 2002 mainly due to the realization of certain loss carry-forwards including the realization of the previously unrecorded Nordic loss carry-forwards of $550,000 and tax planning strategies implemented by the Company.

Segmented Operations Information

Food Group

The Food Group contributed $96,319,000 or 79.7% of total Company consolidated revenues in the year ended December 31, 2002 versus $69,973,000 or 77.9% in the same period in 2001. The increase of $26,346,000 or 37.7% (of which 31.4% was generated through internal growth), was due primarily to increased sales of aseptic packaged soymilk at Nordic Aseptic of $12,808,000, an increase in sales of bulk grains and specialty beans, a supply contract cancellation fee of $1,557,000 and the acquisitions of the Canadian natural and organic food companies and Opta in the second half of 2002.

Gross margin in the Food Group increased by $4,364,000 in the year ended December 31, 2002 to $13,197,000, or 13.7%, from $8,833,000 or 12.6% in 2001.
The increase in gross margin reflects the positive impact of improved product margins on organic feed, dietary fiber and various other specialty processed products, the impact of the turnaround at Nordic Aseptic, cost reduction initiatives undertaken throughout the Group, the supply contract cancellation fee and acquisitions completed in 2002, offset by lower margins on bulk grains and certain retail consumer products.

Selling, general and administrative expenses increased to $8,301,000 in the year ended December 31, 2002 versus $6,297,000 in the year ended December 31, 2001. The increase is due primarily to an increase in payroll and related costs (as the organization continues to support the growth in operations), selling, general and administrative expenses incurred through acquisitions and legal costs associated with an action against a former supplier for failure to adhere to the terms of a supply contact, as detailed in Part II - Other Information.

Interest expense decreased to $1,034,000 in the year ended December 31, 2002 from $1,42,000 in the year ended December 31, 2001. The decrease was due to the refinancing of the majority of the Group's debt in March 2002, in addition to reductions in floating interest rates on certain debt instruments versus 2001, as noted above.

The Food Group net earnings increased to $3,166,000 in the year ended December 31, 2002 from $310,000 in 2001 as a result of the improved financial performance at Nordic Aseptic, improved volumes and margins on


--------------------------------------------------------------------------------
Stake Technology Ltd.                  27               December 31, 2002 - 10-K
grains, specialty beans and dietary fiber. Net earnings also benefited from internal cost control programs, the supply contract cancellation fee, a one-time gain on sale of property and the reversal of a valuation allowance on the Nordic loss carry-forwards that was previously provided.

Environmental Industrial Group

The Environmental Industrial Group contributed $24,422,000 or 20.2% of the Company's consolidated revenues in the year ended December 31, 2002, versus $19,490,000 or 21.7% in 2001, an increase of $4,932,000 or 25.3%. Revenues were favourably impacted by the acquisition of Virginia Materials in October 2001, partially offset by weak market and economic conditions in the Canadian steel and foundry businesses, the economic impact of the September 11th tragedy on the demand for abrasives and continued competition in the silica and coated sands markets.

Gross margin in the Environmental Industrial Group increased to $6,112,000 in the year ended December 31, 2002 versus $3,256,000 in the year ended December 31, 2001, an increase of $2,856,000 or 87.7%. The increase in margin resulted primarily from the acquisition of Virginia Materials and improvements in price and sales mix, offset by a decrease in volume as a result of the economic conditions noted above. As a percentage of revenues, gross margin improved to 25.0% in 2002 from 16.7% in 2001.

Selling, general and administrative expenses increased to $2,933,000 in the year ended December 31, 2002 from $2,326,000 in 2001. The increase is due in most part to a full year of expenses in relation to Virginia Materials.

Interest expense was $320,000 in the year ended December 31, 2002 compared to $291,000 in 2001. The increase was due to an increase in debt as a result of the acquisition of Virginia Materials.

Net earnings improved significantly in the year ended December 31, 2002 to $1,741,000 versus $491,000 in 2001, due in most part to the addition of Virginia Materials and improved price and sales margins on certain products, offset by unfavourable economic and market conditions in the Canadian steel and foundry businesses and increased competitive pressures in key product groups.

Steam Explosion Technology Group

Revenues of $157,000 in the year ended December 31, 2002 and $359,000 in 2001 were derived primarily from licence fees. The decrease in revenues over the prior year is due to the uncertainty of collection of the second half of the annual licence fees. The remainder of the licence fee revenue will be recorded once collection becomes certain.

Cost of goods sold for the year ended December 31, 2002 was nil versus $76,000 in 2001 (mainly amortization charges). The asset was fully amortized in 2001, and therefore no amortization was recorded in 2002.

Selling general and administrative expenses were $332,000 in the year ended December 31, 2002 compared to $270,000 in 2001. These costs reflect payroll and related expenses required to manage and maintain the business and prepare for implementation of the first sale of a StakeTech Steam Explosion Pulping System in China.

For the year ended December 31, 2002 the Group had a net loss before taxes of $204,000 compared to a net loss before taxes of $17,000 in 2001.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  28               December 31, 2002 - 10-K

Corporate Activities

Selling, general and administration expenses were $2,715,000 in the year ended December 31, 2002 compared to $2,249,000 in the year ended December 31, 2001. The increase was due to an increase in the costs of administering a growing public company including incremental payroll and related costs, public relations, professional fees and financing costs, in addition to accrued costs in the settlement of a legal action as detailed in Part II - Other Information.

Commitments and contingencies

      (a) Various claims or potential claims arising in the normal course of business are pending against the Company. It is the opinion of management that these claims or potential claims are without merit and the amount of potential liability, if any, to the Company is not determinable. Management believes the final determination of these claims or potential claims will not materially affect the financial position or results of the Company. Legal counsel has concluded the outcome of these claims or potential claims is not determinable.

      (b) The Company believes, with respect to both its operations and real property that it is in material compliance with current environmental laws. Based on known existing conditions and the Company's experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its financial position, but there can be no assurance that unforeseen changes in the laws or enforcement policies of relevant governmental bodies, the discovery of changed conditions on the Company's real property or in its operations, or changes in use of such properties and any related site restoration requirements, will not result in the incurrence of significant costs. No provision has been made in these consolidated financial statements for these future costs since such costs, if any, are not determinable at this time.

      (c) In the normal course of business, the Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

      (d)   Letters of credit:

            i) An irrevocable letter of credit for $475 has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

            ii) An irrevocable letter of credit for $195 has been placed with the Commonwealth of Virginia Department of Environmental Qualities as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

            iii) Additional letters of credit totalling $28 have been placed with third parties as security on transactions occurring in the ordinary course of operations.

      (e) Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                                         $

            2003                                                     1,672
            2004                                                     1,595
            2005                                                     1,514
            2006                                                     1,474
            2007                                                     1,339
            2008 and thereafter                                      1,430
                                                              -------------
                                                                     9,024
                                                              =============

2001 Operations Compared With 2000 Operations

Consolidated


--------------------------------------------------------------------------------
Stake Technology Ltd.                  29               December 31, 2002 - 10-K

Revenues in 2001 increased by $26,002,000 or 40.7% to $89,822,000, from
$63,820,000 in 2000. Net earnings in 2001 decreased to $19 or $0.00 per common share compared to $2,118,000 or $0.09 per common share for the year ended December 31, 2000. The increase in the Company's revenues in 2001 was due to a number of factors including the acquisitions of First Light Foods ($6,031,000) and Virginia Materials ($883,000) plus the full year impact of the acquisitions completed in 2000. (PECAL, Northern, Nordic and Temisca).

Earnings decreased due to a number of factors including the significant operating issues at Nordic Aseptic, weak market/economic conditions that impacted the Environmental Industrial Group, increased costs of operating a growing public organization and the benefit of certain previously unrecognized income tax loss carry forwards having been fully realized in 2000.

EBITDA increased by 36.5% to $5,291,000 from $3,875,000 in 2000. The increase was due to increased amortization and interest expenses offset by lower earnings as noted above.

U.S. readers should note that due to differences between Canadian and U.S. GAAP, the loss for 2001 under U.S. GAAP was ($225,000) or ($0.01) per common share versus earnings of $1,743,000 or $0.07 per common share in 2000. Note 18 to the audited financial statements itemizes these differences.

Cost of sales increased by 41.7% to $77,450,000 for the year ended December 31, 2001 compared to $54,650,000 for the year ended December 31, 2000. Consistent with the revenue analysis above, the increase in cost of sales was related to the sales increase resulting from the acquisitions completed in 2000 and 2001.

The Company's consolidated gross margin was 13.8% in 2001 compared to 14.4% in 2000. Excluding the impact of the losses incurred related to Nordic Aseptic, gross margin increased to in excess of $13,000,000 or 14.8%.

Selling, general and administration expenditures increased 57.1% in 2001 to $11,142,000 compared to $7,091,000 for the year ended December 31, 2000. The increase in administrative costs was due to the acquisitions made in 2000 and 2001, increased bad debt provisions, the higher costs of operating a larger public company and increased amortization of trademarks, patents and goodwill.

Interest expense increased to $1,745,000 in 2001 from $959,000 in 2000. The bulk of this increase was due to the Food Group's debt obligations related to acquisitions completed in 2000. Interest expense related to the increase in the Food Group totalled $1,423,000 ($698,000 in 2000). Canadian debt held by the Environmental Industrial Group and Corporate Office represents $322,000 of interest expense in 2001 ($261,000 in 2000).

Interest and other income decreased to $326,000 in 2001 from $407,000 in 2000.

The effective income tax rate increased in 2001 to 88.6% (2000 - (34.6%)) due in most part to loss carry forward benefits realized in 2000 and a proportionate increase in non-deductible expenses in 2001. In 2000 the Company recorded the benefit of previously unrecognized Canadian tax loss carry forwards of $1,129,000 and provided a tax provision of $542,000 on the net earnings of the Food Group. Due to the complex US tax structure, the Company was unable to recognize the tax benefit of Nordic Aseptic's start-up losses. The Company has since restructured the Food Group, which provides for more effective tax strategies.

Liquidity and Capital Resources (at December 31, 2002)

Current assets

Cash and cash equivalents increased to $7,012,000 at December 31, 2002 (2001 - $3,364,000), primarily due to the conversion of $6,307,000 of short term investments held at December 31, 2001 to cash and the removal of the restriction on $1,147,000 of cash, as detailed below, offset by funding of certain working capital, capital projects and acquisitions.

As of December 31, 2002 the Company had restricted cash of $nil (2001 - $1,147,000) and short term investments of $2,038,000 (2001 - $6,307,000). The restricted cash at December 31, 2001 related primarily to funds restricted from the December 2001 private placement. These funds were subsequently received by the Company in April 2002 based on the Form S-3 registration statement being declared effective and clearance of the Ontario Securities Commission hold period.

The short term investments held at December 31, 2002 consist of short-term money market investments with maturity dates greater than 90 days from acquisition, obtained in the acquisition of Opta. The short term


--------------------------------------------------------------------------------
Stake Technology Ltd.                  30               December 31, 2002 - 10-K
investments held at December 31, 2001 were funds held in a mutual fund corporation which held cash equivalents. These securities were disposed in 2002 and the proceeds invested in cash equivalents, as noted above.

Trade accounts receivable increased to $18,144,000 at December 31, 2002 from $8,377,000 at December 31, 2001. Trade receivables attributable to the Food Group as at December 31, 2002 were $14,889,000 (2001 - $5,088,000). The increase was primarily due to an increase in grain sales late in the year, an increase in sales of aseptic and soy concentrate products, the supply contract cancellation fee of $1,557,000 which was received in early 2003 and the impact of acquisitions completed in 2002. Trade receivables in the Environmental Industrial Group were $3,255,000 compared to $3,289 in 2001.

The note receivable of $1,034,000 at December 31, 2002 (2001 - $2,303,000) and
the product rebate payable included in long-term payables of $1,330,000 (2001 - $1,209,000) are related to an agreement with a major customer to supply product. This agreement required the Food Group to expand a food processing plant to the customer's specifications, which was completed in 2000. In accordance with the terms of the agreement the customer committed to pay 36 monthly instalments of $119,000, expiring September 2003. The agreement also requires the Company to provide the customer with a rebate based on product purchases beginning in October 2003 until such time as $1,720,000 is repaid. Upon the application of purchase accounting in 2000, both the receivable and payable were fair valued using a discount rate of 9.5%.

Inventories increased $9,168,000 to $22,989,000 at December 31, 2002. Inventories in the Food Group increased $8,167,000 to $18,492,000, primarily due to increased inventory of aseptic packaging goods, the acquisition of Opta, an increase in natural and organic product inventories in Canada as a result of acquisitions and seasonal grain inventories. Inventories in the Environmental Industrial Group increased $1,001,000 to $4,497,000, due in most part to the committed purchase of raw material inventories from the previous owner of Virginia Materials, as agreed in the October 2001 acquisition. The Steam Explosion Technology Group is not required to carry significant inventories.

Property, plant and equipment

In the year ended December 31, 2002, the Company spent $4,464,000 (2001 - $3,907,000) on capital expenditures. Of this, the Food Group expended $3,306,000, with the larger projects being the acquisition of a boiler for the production facility in Afton, Wyoming and the acquisition of a CIP system for Nordic Aseptic. The Environmental Industrial Group expended $1,058,000, of which, $268,000 was spent on equipment refurbishment for a new plant to be opened in Baltimore, Maryland and the remaining on general additions and replacements. The Corporate Office and Steam Explosion Technology Group expended $100,000, primarily on office and computer equipment to accommodate continued expansion.

Goodwill and intangibles

Goodwill increased to $12,212,000 at December 31, 2002 from $8,540,000 at December 31, 2001. The increase relates to the contingent consideration component and revised estimate of the deferred purchase consideration related to the acquisition of Virginia Materials and the Canadian natural and organic food acquisitions. No goodwill was recorded on the acquisition of Opta.

Indefinite life trademarks, valued at $2,498,000 at December 31, 2002 remained unchanged from December 31, 2001. During the year the Company adopted the new CICA Handbook Section 3062 "Goodwill and Intangible Assets" The new standard eliminates the amortization of goodwill and certain intangibles. The Company believes that it's trademarks "Rice Um" and "Soy Um", acquired through the acquisition of First Light Foods have an indefinite life and in accordance with the standard are no longer being amortized. The Company will assess the carrying value of these trademarks on an annual basis to determine if there is an impairment in their value.

Definite life trademarks, obtained in the acquisition of Organic Kitchen in July 2002 and the acquisition of Wild West in November 2002, increased to $207,000 at December 31, 2002 (2001 - $nil). These trademarks are being amortized over the life of the asset.

Future income taxes

Net future income tax assets of $10,007,000, (including current portion of $115,000) as at December 31, 2002 (2001 - net future income taxes liability of $1,159,000) relate principally to loss carry-forwards recorded on the acquisition of Opta, loss carry-forwards available in the Food Group, scientific research expenditures credits available in Canada and differences between the accounting and tax basis of assets and liabilities primarily related to property, plant and equipment and intangibles.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  31               December 31, 2002 - 10-K

Other assets

Other assets increased to $1,155,000 at December 31, 2002 versus $900,000 as at December 31, 2001. In 2002 the Company deferred $276,000 (December 31, 2001 - $32,000) in costs related to the start-up of an organic dairy business based in Canada. Amortization of these costs commenced in July 2002 and will be amortized on a straight-line basis to December 31, 2003. In 2000, the Company deferred $482,000 of pre-operating costs related to Nordic Aseptic, which comprised the operating losses from April to December 31, 2000 that were related to the start-up phase of the plant. This amount is being amortized equally over a 36-month period. As at December 31, 2002, the unamortized balance of these items is $358,000 (2001 - $353,000). Readers should note that these pre-operating costs would have been expensed under U.S. GAAP.

In 2002 the Company deferred financing related costs of $796,000 and has a net balance remaining of $619,000 at December 31, 2002 (2001 - $24,000). These costs are related to the conversion and consolidation of substantially all of the Company's and its subsidiaries outstanding debt to one major Canadian bank and its U.S. subsidiary. While the amortization period for the term loan is seven years, these costs are being written off over two years, which represents the first renewal date of the agreement.

Investments decreased to $nil at December 31, 2002 from $366,000 at December 31, 2001 as a result of a write-down in the Company's equity investment in Easton Minerals Limited.

At December 31, 2002, other items were $178,000 versus $157,000 at December 31, 2001.

Current liabilities

Accounts payable and accrued liabilities increased to $19,664,000 at December 31, 2002 from $12,831,000 at December 31, 2001. The increase is primarily due to an increase in base business and the acquisitions completed in 2002.

Customer deposits of $421,000 at December 31, 2002 (2001 - $1,389,000) relate to cash deposits made by Food Group customers in 2002 for purchases to be completed throughout the 2003 season. No recognition of revenue or accrual of costs is booked on these transactions until the goods are shipped. The significant decrease from the prior year relates to one particular customer who chose not to place funds on deposit prior to December 31, 2002 due to a change in internal policy, but is expected to continue to purchase goods from the Food Group throughout 2003.

New Financing Arrangement Replacing Existing Lines of Credit and Long Term Debt

During 2002, the Company entered into a new financing arrangement with a major Canadian bank and the bank's U.S. subsidiary. Subsequent to December 31, 2002, the Company entered into an amended financing arrangement with the existing lenders and a bank syndication agreement. The amended arrangement increased the term loan by $7,800,000 to $21,700,000 and the U.S. line of credit facility by $4,000,000 to $9,000,000. The Canadian line of credit facility remained unchanged at CDN $5,000,000. The term loan is repayable quarterly and amortizes over seven years. All three facilities bear interest at various reference rates including U.S. bank prime, U.S. LIBOR and/or Canadian bank prime plus a premium based on certain financial ratios of the Company. The term loan has a two year maturity at which point the facility is renewable at the option of the lender and the Company. The Company fully expects to renew this facility.

Total debt of $15,447,000 outstanding at December 31, 2001 was repaid during 2002 with the proceeds of the new financing arrangement.

The three facilities described above are collateralised by a first priority security against substantially all of the Company's assets in both Canada and the United States.

Bank indebtedness

Net bank indebtedness at December 31, 2002 is $3,963,000 (2001 - $1,206,000).
The increase relates primarily to an increase in working capital requirements and capital acquisitions.

Long term debt

At December 31, 2002, the Company's long-term debt, including current portion, is $36,749,000, an increase of $20,101,000 from December 31, 2001. Included in long-term debt is a $13,900,000 term loan, noted above prior to


--------------------------------------------------------------------------------
Stake Technology Ltd.                  32               December 31, 2002 - 10-K
the amended arrangement, a $5,000,000 convertible debenture with a fair value at December 31, 2002 of $4,697,000, $15,186,000 in a tender facility obtained to facilitate the December 2002 acquisition of Opta, and $2,966,000 in other long-term debt. The tender facility was repaid subsequent to December 31, 2002 with cash and the incremental proceeds from the amended facilities as noted above. The increase from the prior year relates primarily to incremental financing obtained to finance the acquisition of Opta in the form of the convertible debenture and the tender facility.

Long-term payables

Total long-term payables (including current portion) at December 31, 2002 were $4,963,000, compared to $2,665,000 at December 31, 2001. Long-term payables consist of (1) the product rebate payable to a major customer as previously discussed, (2) deferred purchase consideration related to the acquisition of Virginia Materials, (3) preference shares of subsidiary companies, and (4) amounts payable to former shareholders of acquired companies.

The increase in 2002 is due in most part to the increase in amounts due to former shareholders of acquired companies of $2,675,000, of which $1,871,000 is due to former shareholders of Opta for untendered shares, which was paid subsequent to December 31, 2002. The remaining amount payable to former shareholders of acquired companies relates to the contingent consideration portions of the acquisitions of Virginia Materials completed in 2001, and Wild West and Simply Organic completed in 2002.

Cash flows

Net cash and cash equivalents increased $3,648,000 during fiscal 2002 (2001 - $272,000) to $7,012,000 as at December 31, 2002 (2001 - $3,364,000).

For the year ended December 31, 2002, cash provided by operations before working capital changes was $6,989,000 (2001 - $3,394,000), an increase of $3,595,000 or
106%. The increase was due primarily to increased net earnings throughout the Company and the non-cash write-off of the Easton Minerals Limited investment, offset by the non-cash realization of loss carry-forwards.

Cash provided by operations after working capital changes was $72,000 for the year ended December 31, 2002 (2001 - $320,000), reflecting the utilization of funds for non-cash working capital of ($6,917,000) (2001 - $3,074,000). This utilization consists principally of an increase in accounts receivable ($4,712,000), an increase in inventories ($3,086,000) and a decrease in customer deposits ($969,000), offset by a an increase in accounts payable and accrued liabilities ($1,271,000) and decrease in other current assets ($579,000). The usage of cash flows to fund working capital in 2002 reflects the increase in working capital requirements required to fund the rapid growth in operations and the supply contract cancellation fee which was subsequently collected in January 2003.

Cash used in investment activities of $18,546,000 in 2002 (2001 - $11,042,000), reflects cash used to complete acquisitions, net of cash acquired, of $21,919,000 (2001 - $2,172,000) and acquisitions of property, plant and equipment of $4,464,000 (2001 - $3,907,000), offset by a decrease of short term investments for proceeds of $6,307,000 (2001 - increase of ($6,307,000)) and payments received on a note receivable of $1,425,000 (2001 - $1,393,000).

Cash provided by financing activities was $22,031,000 in the year ended December 31, 2002 (2001 - $13,383,000), consisting primarily of net borrowings from long-term facilities of $17,943,000 (2001 - net repayments of ($5,146,000)), net increase in operating lines of credit of $2,757,000 (2001 - net decrease of ($1,020,000)), decrease in restricted cash of $1,147,000 (2001 - increase of ($1,147,000)), net proceeds from the issuance of common shares of $2,091,000 (2001 - $20,813,000), offset by payment of deferred purchase consideration to the former owner of Virginia Materials of ($982,000) (2001 - $nil), deferred financing costs of ($796,000) (2001 - $nil) and the purchase and redemption of preference shares of subsidiary companies of ($129,000) (2001 - ($117,000)).

Business Outlook

The natural and organic foods industries in the North American market are currently estimated to be in excess of $10 billion, with a large number of companies competing in specific segments of the market. However, there are relatively few companies well positioned to take advantage of this rapidly growing market, currently estimated to be growing at 15 to 20% annually. The Food Group's vertically integrated business model coupled with its growth strategy based on a combination of internal growth and acquisitions, has positioned the Company as a leader in the North American natural and organic foods market.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  33               December 31, 2002 - 10-K

The Company plans to continue to exercise this growth strategy in the future.

Based on current market projections and annualized results of the acquisitions completed in 2002, the Company expects revenues in 2003, excluding additional potential acquisitions, to be approximately $175,000,000, a 45% increase over 2002. In addition, the Company's business plan includes strategies and initiatives designed to improve the underlying performance of the operations and to improve the quality of earnings. Specifically, the Company is looking to improve the strategic synergies across its Food Group operations, vertically integrating wherever possible. Initiatives to improve the productivity of the operations include continued training and development of employees, consolidated procurement and internal services programs, improved information systems to provide better analysis and timely decision-making and plant rationalization programs.

The Company expects to continue its rapid growth through an effective balance of internal growth and acquisitions, all in support of its vertically integrated field to table strategy. Growth will be financed by internally generated cash resources and a combination of debt and equity financing, as required, maintaining a target debt to equity ratio of 0.6 to 1. The Company will continue to devote significant effort to increase returns on capital by improving its investment in working capital and capital projects with increased accountability and measurement.

As previously stated, the Company will continue to pursue strategic alternatives for its non-core operations; the Environmental Industrial Group and the Steam Explosion Technology Group. However, the Company will only divest itself of these operations if and when a strategy that is beneficial to the shareholders of Stake Technology Ltd. is identified. In 2002, the Environmental Industrial Group provided approximately 20% of the Company's consolidated revenues and net earnings of $1,657,000. Based on current market projections, the Company anticipates the Group's results in 2003 will improve upon 2002 results. The Steam Explosion Technology Group continues to focus on selling the steam explosion technology to the China market and is also pursuing a number of potential food applications. The outlook for the Group for 2003 is uncertain due to the time and effort required to complete the signing of each contract.

Risks and Uncertainties

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

Future Capital Needs

Certain of the Company's operations operate at, or near, capacity. Continued growth in these operations is reliant upon the Company's ability to increase capacity through internal capital projects or acquisition. The Company's ability to raise capital, through equity and/or debt financing, is directly related to its ability to continue to grow and improve returns from operations. Additional capital through equity financing may also result in additional dilution to the Company's shareholders.

Competition

The Company carries on its businesses in competition with companies and individuals with financial resources and staffs larger than the Company's and the Company is, therefore, subject to competitive factors over which it has little control or can otherwise affect.

Product Liability Claims

The Company's Food Group operates in a highly sterilized environment. However, the sourcing, processing, testing and sale of food products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against the Company. While the Company currently has product liability insurance coverage, it will be required to expand such coverage as new products are introduced into the market and/or additional capacity is added. The availability of such insurance coverage in the future at cost effective prices may have a negative impact on results. Furthermore, there can be no assurance that such insurance coverage will be adequate, or that a product liability claim, even one without merit, would not materially and adversely affect the Company's operations or financial condition.

Technological Innovation and Protection of Intellectual Property and Proprietary Rights

Competitors include major chemical companies, other food ingredient companies and consumer food companies that also engage in the development and sale of food ingredients. Many of these companies are engaged in the


--------------------------------------------------------------------------------
Stake Technology Ltd.                  34               December 31, 2002 - 10-K
development of texturizers and other food ingredients and have introduced a number of texturizers into the market. There can be no assurance that existing products or products under development by our competitors will not prove to be more effective or less costly than any products which have been or are being developed by us.

The Company and particularly the Food Group and Steam Technology Group depend in part, on their ability to protect intellectual property rights. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

Governmental Regulation and Policies

The Company and its subsidiaries are, and are expected to continue to be, subject to substantial federal, state, provincial and local environmental regulation. These regulations exist in virtually all the Company's operational business locations throughout North America and can present delays and costs that can adversely affect business development. Any changes to current regulations may impact the development, manufacturing and marketing of the Company's products, and may have a negative impact on future results.

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

Customer Concentration

A portion of the Company's revenues in the Food Group are derived from a relatively low number of customers. Although the Company has a good working relationship with these customers, the loss of one of these customers would have a negative impact on the results of the Company. The Company plans to continue to mitigate this risk going forward by broadening its customer base and product offering.

Integration of Acquired Companies

The Company's growth strategy inherently asserts that acquisitions will be integrated successfully. However, the Company's ability to integrate current and future acquisitions will have a direct impact on the Company's future results. Failure to integrate acquisitions in a timely and efficient manner may have a negative impact on the future results of the Company.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  35               December 31, 2002 - 10-K

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at December 31, 2002, the weighted average interest rate of the fixed rate term debt was 7.5% and $7,663,000 of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $29,086,000 at an interest rate of 3.2% is partially hedged by variable rate cash equivalent investments. The Company's looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and as of January 1, 2002 the United States dollar has become the Company's reporting currency. The subsidiaries are subject to risks typical of multi-jurisdiction businesses, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The Company is exposed to foreign exchange rate fluctuations as the financial results of Stake's Canadian Corporate office and its Canadian subsidiaries are translated into U.S. dollars on consolidation. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in a decrease (increase) in the fair value of the Company's net assets by $2,263,000.

The Environmental Group has Canadian based receivables and payables that on a net basis provide limited exchange exposure. The Canadian Organic Food Group has exposure of U.S. dollars as its U.S. payables are greater than U.S. receivables. U.S. based Food operations have no exposure to other currencies since almost all sales and purchases are made in U.S. dollars. It is the Company's intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time; potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. As at December 31, 2002, the quantity of grain not hedged is not significant and therefore a change in the market price would not have a material impact. There are no futures contracts in the other Food Group segments, Environmental Industrial Group, the Steam Explosion Technology Group or related to Corporate office activities.

Item 8. Financial Statements and Supplementary Data

Financial statements are set forth on pages F-1 through F-36 of this Report and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None


--------------------------------------------------------------------------------
Stake Technology Ltd.                  36               December 31, 2002 - 10-K

PART III

10. Directors and Executive Officers of the Registrant

(a) Identification of directors and executive officers as at March 7, 2003 is set forth below:

=============================== ============= ============================= =========== =========================== ==========
                                 Year First
                                  Elected               Position                             Number of Shares
             Name                Director/            With Company           Class of   Beneficially Owned/Number     % of
          Directors:              Officer                                     Shares        of Vested Options       Class (1)
------------------------------- ------------- ----------------------------- ----------- --------------------------- ----------
                                               Chairman of the Board, CEO
Jeremy N. Kendall                       1978           & Director               Common           457,317 / 369,000      1.90%
------------------------------- ------------- ----------------------------- ----------- --------------------------- ----------
Cyril A. Ing                            1984     Secretary and Director         Common             61,335 / 68,875      0.30%
------------------------------- ------------- ----------------------------- ----------- --------------------------- ----------
Joseph Riz                              1986      Independent Director          Common             33,600 / 69,500      0.24%
------------------------------- ------------- ----------------------------- ----------- --------------------------- ----------
James Rifenbergh                        1996      Independent Director          Common           313,448 / 119,500      0.99%
------------------------------- ------------- ----------------------------- ----------- --------------------------- ----------
                                               Director and President of
Allan Routh                             1999     the SunRich Food Group         Common           553,781 / 140,000      1.59%
------------------------------- ------------- ----------------------------- ----------- --------------------------- ----------
                                              Director and Executive Vice
                                                President - SunRich Food
Dennis Anderson                         2000             Group                  Common           3,806,335 / 6,000      8.73%
------------------------------- ------------- ----------------------------- ----------- --------------------------- ----------
                                              Director and Vice President
Larry (Andy) Anderson                   2000   of the SunRich Food Group        Common             367,089 / 4,500      0.85%
------------------------------- ------------- ----------------------------- ----------- --------------------------- ----------
Katrina Houde                           2000      Independent Director          Common                  0 / 22,000      0.05%
------------------------------- ------------- ----------------------------- ----------- --------------------------- ----------
Camillo Lisio                           2001      Independent Director          Common                  0 / 22,000      0.05%
------------------------------- ------------- ----------------------------- ----------- --------------------------- ----------
Stephen Bronfman (A)                    2001            Director                Common                  0 / 16,000      0.04%
------------------------------- ------------- ----------------------------- ----------- --------------------------- ----------
Robert Fetherstonhaugh (A)              2001            Director                Common                  0 / 16,000      0.04%
------------------------------- ------------- ----------------------------- ----------- --------------------------- ----------
Other executive officers:
------------------------------- ------------- ----------------------------- ----------- --------------------------- ----------
                                               Executive Vice President,
Steven R. Bromley                       2001    Chief Financial Officer         Common             10,000 / 35,000      0.10%
------------------------------- ------------- ----------------------------- ----------- --------------------------- ----------
                                                     President, CEO
                                                Environmental Industrial
David Kruse                             2000             Group                  Common                  0 / 23,500      0.05%
------------------------------- ------------- ----------------------------- ----------- --------------------------- ----------
Arthur J. McEvily                       2002      President, CEO - Opta         Common                       0 / 0         0%
=============================== ============= ============================= =========== =========================== ==========
All Directors and Executive
Officers as a group                                                             Common         5,602,905 / 911,875     14.94%
=============================== ============= ============================= =========== =========================== ==========

(1) Percentage ownership is calculated based on 41,984,118 total common shares outstanding at December 31, 2002, plus all common shares subject to an option currently exercisable, which at December 31, 2002 totaled 1,613,480 of which 911,875 are related to directors and officers noted above and described below. The remaining 701,605 are options vested to other employees of the Company. This calculation does not include options that have not vested or warrants or underwriter options/warrants currently outstanding. Therefore, the "Percentage of Class" column is based on 43,597,598 common shares.

      (A) Pursuant to a subscription agreement between the Company and Claridge and the Claridge Group dated September 28, 2001, so long as any member of the Claridge Group remains the beneficial owner of at least five percent (5%) of the Company's issued and outstanding common shares, the Company will nominate for election and recommend to its shareholders a person designated by Claridge to serve on the Company's Board of Directors. For so long as the beneficial holdings of Claridge shall be at least fifteen percent (15%) of the Company's issued and outstanding common shares, the Company shall nominate a second designee of Claridge. Claridge currently beneficially owns more than fifteen percent (15%) of the Company's issued and outstanding common shares. Messrs. Bronfman and Fetherstonhaugh presently serve on the Company's Board pursuant to this agreement.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  37               December 31, 2002 - 10-K

The Chart below details the number of vested director and executive officer options by plan and option price:

============================================ ============= ================== =====================
Employee/Director                            Plan          Option Price             Vested Options
-----------------                            ----          ------------             --------------
Jeremy Kendall                               1998                $1.06                       6,000
                                             2001                $1.86                     355,000
                                             2002                $3.00                       8,000
                                                                              ---------------------
                                                                                           369,000
-------------------------------------------- ------------- ------------------ ---------------------
Cyril Ing                                    1996                $1.31                      10,000
                                             1998                $1.06                       6,875
                                             2001                $1.86                      40,000
                                             2002                $2.10                       6,000
                                             2002                $3.00                       6,000
                                                                              ---------------------
                                                                                            68,875
-------------------------------------------- ------------- ------------------ ---------------------
Joseph Riz                                   1996                $1.31                      10,000
                                             1998                $1.06                       7,500
                                             2001                $1.86                      40,000
                                             2002                $2.10                       6,000
                                             2002                $3.00                       6,000
                                                                              ---------------------
                                                                                            69,500
-------------------------------------------- ------------- ------------------ ---------------------
James Rifenbergh                             1996                $1.31                      10,000
                                             1998                $1.06                       7,500
                                             1999                $1.06                      50,000
                                             2001                $1.86                      40,000
                                             2002                $2.10                       6,000
                                             2002                $3.00                       6,000
                                                                              ---------------------
                                                                                           119,500
-------------------------------------------- ------------- ------------------ ---------------------
Allan Routh                                  1999                $1.06                     140,000
-------------------------------------------- ------------- ------------------ ---------------------
Dennis Anderson                              1999                $1.31                       6,000
-------------------------------------------- ------------- ------------------ ---------------------
Larry (Andy) Anderson                        1999                $1.31                       4,500
-------------------------------------------- ------------- ------------------ ---------------------
Katrina Houde                                1996                $1.31                      10,000
                                             2002                $2.10                       6,000
                                             2002                $3.00                       6,000
                                                                              ---------------------
                                                                                            22,000
-------------------------------------------- ------------- ------------------ ---------------------
Camillo Lisio                                2001                $1.61                      10,000
                                             2002                $2.10                       6,000
                                             2002                $3.00                       6,000
                                                                              ---------------------
                                                                                            22,000
-------------------------------------------- ------------- ------------------ ---------------------
Stephen Bronfman                             2002                $2.10                      10,000
                                             2002                $3.00                       6,000
                                                                              ---------------------
                                                                                            16,000
-------------------------------------------- ------------- ------------------ ---------------------
Robert Fetherstonhaugh                       2002                $2.10                      10,000
                                             2002                $3.00                       6,000
                                                                              ---------------------
                                                                                            16,000
-------------------------------------------- ------------- ------------------ ---------------------
David Kruse                                  1993                $1.31                      12,500
                                             2001                $1.06                       6,000
                                             2001                $1.86                       5,000
                                                                              ---------------------
                                                                                            23,500
-------------------------------------------- ------------- ------------------ ---------------------
Steven R. Bromley                            1999                $1.53                      20,000
                                             2002                $2.15                       6,000
                                             2002                $3.07                       4,000
                                             2002                $3.00                       5,000
                                                                              ---------------------
                                                                                            35,000
-------------------------------------------- ------------- ------------------ ---------------------
                                                                                           911,875
============================================ ============= ================== =====================

Summary of Employee/Director Executive Officer Vested Stock Option Plans:


--------------------------------------------------------------------------------
Stake Technology Ltd.                  38               December 31, 2002 - 10-K

------------ ------------------------------ -------------- ----------------- ---------------------
                                              # Held by        #Held by
                      Executive              Directors /      Employees
Expiry date         Exercise Price            Officers       /Consultants           Total
------------ ------------------------------ -------------- ----------------- ---------------------
   2003              $1.06 - $2.10                513,125           236,325               749,450
------------ ------------------------------ -------------- ----------------- ---------------------
   2004              $1.06 - $1.86                 42,500           138,460               180,960
------------ ------------------------------ -------------- ----------------- ---------------------
   2005              $1.06 - $1.38                259,000           151,900               410,900
------------ ------------------------------ -------------- ----------------- ---------------------
   2006              $1.53 - $2.10                 32,250           123,300               155,550
------------ ------------------------------ -------------- ----------------- ---------------------
   2007              $2.15 - $3.07                 65,000            51,620               116,620
------------ ------------------------------ -------------- ----------------- ---------------------
   Total                                          911,875           701,605             1,613,480
------------ ------------------------------ -------------- ----------------- ---------------------

(b) Set forth below is a biographical description of each director and officer of the Company:

Jeremy Kendall has served as a Director of the Company since September 1978. In June 1983, he was elected Chairman of the Board and Chief Executive Officer of the Company. He is Chairman of the Board of all of the Company's subsidiaries except 1108176 Ontario Limited. He is also Chairman of Jemtec Inc. (6/91 to present) and Easton Minerals Ltd. (1/95 to present). In the past 5 years, Mr. Kendall has served on the following Board of Directors: BI Inc. (9/81 to 11/00), Brigdon Resources Inc. (6/93 to 2/99), Redaurum Ltd. (6/94 to 12/98) and Wisper Inc. (6/95 to 3/02). Mr. Kendall is also a Director of a number of private and charitable organizations.

Cyril Ing is a Professional Engineer and was elected a Director in January 1984 and became an employee in August 1985. He was an independent consultant specializing in engineering projects involving the combustion of biomass from May of 1982 to August 1985. Mr. Ing retired from full time employment in March 1990. For the 10 years prior to retirement he was President of the Conat Group, a holding company, whose major subsidiary, Westair Systems Inc., is a distributor and manufacturer of industrial dehumidification equipment. In the past 5 years, Mr. Ing has served on the following Board of Directors: Wisper Inc. (11/99 to present), and Jemtec Inc. (11/99 to present).

Joseph Riz was elected a Director of the Company in July 1986 and currently serves as Chairman of the Company's Audit Committee. He is presently Managing Director of Tricapital Management Ltd., a merchant banking and financial advisory firm. From 1983 to 1985 he was an Executive Vice President of Crowntek, Inc.. In the past 5 years, Mr. Riz has served on the Board of Directors of Telepanel Systems Inc. (4/89 to present).

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

Allan Routh was elected to the Board of Directors in September 1999. Mr. Routh is President and Chief Executive Officer of the SunRich Food Group, Inc., a wholly owned subsidiary of the Company. Mr. Routh has been involved in the soy industry since 1984. Mr. Routh is presently serving a term on the Board of Directors of the Soyfoods Association of North America and served as its President between 1999 and 2000. In the past 5 years, Mr. Routh has not served on any other reporting issuers Board of Directors.

Dennis Anderson was elected to the Board of Directors in September 2000. Mr. Anderson is the Executive Vice President of the SunRich Food Group, Inc., a wholly owned subsidiary of the Company. Mr. Anderson was the owner of Northern Food & Dairy, Inc. for five years prior to the Company's acquisition. In the past 5 years, Mr. Anderson has not served on any other reporting issuers Board of Directors.

Larry (Andy) Anderson was elected to the Board of Directors in September 2000. Mr. Anderson is a CPA and acts as a Vice President to the SunRich Food Group, Inc.. Prior to his involvement with the SunRich Food Group, Mr. Anderson was a partner in a Minneapolis CPA firm. In the past 5 years, Mr. Anderson has not served on any other reporting issuers Board of Directors.

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

Camillo Lisio spent 18 years with Saputo Inc., most recently as President and Chief Operating Officer, until his decision to pursue other business and personal interests. Mr. Lisio has been active in business and civic affairs. Other than serving on the Board of Directors of Saputo Inc., he was also a director of the Santa Cabrini Hospital, the International Dairy Foods Association and the National Dairy Council of Canada. Early in his career, he was with CFMB, a multilingual radio station in Montreal, where as interim President, he transitioned the station


--------------------------------------------------------------------------------
Stake Technology Ltd.                  39               December 31, 2002 - 10-K
following the death of the founder. In the past 5 years, Mr. Lisio has served on Board of Directors: of Saputo Inc. (3/98 to 4/01) and Uniforet Inc. (10/98 to 4/01).

Stephen Bronfman is Chairman of Claridge SRB Investments Inc., a privately held company with worldwide interests, formed in 1998 to manage his existing holdings and to evaluate future investment opportunities. The Claridge Group currently owns approximately 17.1% of the issued and outstanding common shares of Stake Technology Ltd.. Mr. Bronfman has been active in numerous business and civic affairs. Mr. Bronfman sits on the Board of Directors of The David Suzuki Foundation; The Saidye Bronfman Centre for the Arts; The Samuel and Saidye Bronfman Family Foundation; and The Summit School Foundation. Previously Mr. Bronfman served on the Board of Directors of The Seagram Company, Ltd. and was Co-Chairman of the Executive Committee of the Montreal Expos Baseball Club.

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

David Kruse is a Certified Management Accountant and joined the Company in 1997. Mr. Kruse was appointed President of the Environmental Industrial Group in 2002 and Vice President and Chief Operating Officer of the Environmental Industrial Group in 2000. In the past 5 years, Mr. Kruse has not served on any reporting issuers Board of Directors

Steven Bromley is a Certified General Accountant and joined Stake in June 2001. The Board of Directors appointed Mr. Bromley Executive Vice President and Chief Financial Officer in November 2002. Mr Bromley was appointed Vice President, Finance and Chief Financial Officer in September 2001. Prior to joining the Company, Mr. Bromley spent over 13 years in the Canadian dairy industry in a wide range of financial and operational roles with both Natrel Inc. and Ault Foods Limited. From 1997 to 1999 he served on the Board of Directors of Natrel, Inc.. In the past 5 years, Mr. Bromley has not served on any other reporting issuers Board of Directors.

Arthur McEvily was named President and Chief Executive Officer of Opta Foods in February 2000. Previously, he was named Executive Vice President in January 1999, Senior Vice President, Commerical Development in December 1997 and served as Vice President Applications, Technical Service and New Product Commercialization from August 1996 to December 1997. He served as Vice President Sales and Business Development of the Opta from December 1993 to July 1996. Mr. McEvily received a B.Sc. in Biochemistry from Marlboro College, Marlboro, Vermont and a a Ph.D. in chemistry at the University of North Carolina at Chapel Hill. He was a postdoctoral fellow at Harvard Medical School.

Audit Committee

The following three independent Directors are members of the audit committee:
Joseph Riz, Jim Rifenbergh and Katrina Houde.

Mr. Riz is chairman of the Audit Committee. The Audit Committee's duties and responsibilities are documented in a formal audit committee charter. These duties include (a) providing oversight of the financial reporting process and management's responsibility for the integrity, accuracy and objectivity of financial reports and related financial reporting practices; (b) recommending to the Board of Directors the appointment of the Company's auditors; (c) providing oversight of the adequacy of the Company's system of internal controls; and (d) providing oversight of management practices relating to ethical considerations and business conduct, including compliance with laws and regulations.

The audit committee meets formally four times a year, once to review the Form 10K and annual audited financial statements and before each quarter's earnings are filed to review interim financial statements and Form 10Q which is filed with the Securities and Exchange Commission/Nasdaq in the U.S. and the Toronto Stock Exchange and Ontario Securities Commission in Canada. Other meetings may be held as at the discretion of the Chair of the Audit Committee. During, 2002, the audit committee met four times. The Audit Committee has free and unfettered access to PricewaterhouseCoopers, the Company's auditors.

During 2002 the committee implemented a company wide policy related to reporting of concerns in accounting or internal controls. This policy gives all employees of the Company direct access to the Audit Committee for concerns dealing with accounting practices, internal controls or other matters affecting the Company's well being.

Corporate Governance (Executive Committee) and Compensation Committee


--------------------------------------------------------------------------------
Stake Technology Ltd.                  40               December 31, 2002 - 10-K

The following three independent Directors are members of the Corporate Governance (Executive Committee) and Compensation Committee: Camillo Lisio, Joesph Riz and Robert Fetherstonhaugh.

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

The Governance Committee met formally four times during 2002. In addition, several telephone meetings were held during the year for administrative matters connected to the responsibilities of this Committee.

Board Compensation

In addition to annual grants of options, Directors who are not Company officers receive an annual retainer of $4,000, a director fee of $1,500 for each board meeting attended in person as well as $500 for participating in committee meetings and telephone meetings. In addition, all Directors are reimbursed for travel and administrative expenses to attend meetings and manage their board responsibilities. The Corporate Secretary receives an additional $500 per quarter for his additional responsibilities.

(c)   Identification of Executive Officers of Registrant:

The following table shows certain information with respect Stake's Executvie Officers as of March 7, 2003:

=========================== ====== ==================== ======================================================================
                                   Year First Elected
Name                         Age   Director/Officer     Executive Officers of Stake
--------------------------- ------ -------------------- ----------------------------------------------------------------------
Jeremy N. Kendall  *         63           1978          Chairman of the Board, CEO & Director
=========================== ====== ==================== ======================================================================
Allan Routh *                52           1999          Director, President and CEO of the SunRich Food Group
=========================== ====== ==================== ======================================================================
Dennis Anderson *            58           2000          Director and Executive Vice President of the SunRich Food Group
=========================== ====== ==================== ======================================================================
David Kruse  *               35           2000          President and CEO of the Environmental Industrial Group
=========================== ====== ==================== ======================================================================
Steven R. Bromley  *         43           2001          Executive Vice President & Chief Financial Officer
=========================== ====== ==================== ======================================================================
Arthur J. McEvily *          51           2002          President and Chief Executive Officer of Opta Foods
=========================== ====== ==================== ======================================================================

* Director and Executive Officer biographies are detailed in the preceding pages

There are no family relationships between any of the Officers or Directors of the Company.

Executive Officers of the Company are elected by the Board of Directors at its first meeting after each Annual Meeting of Shareholders and serve a term of office until the next Annual Meeting. Executive officers elected by the Board of Directors at any other time serve a term of office until the next Annual Meeting.

John D. Taylor, former President and COO of Stake, resigned from the Company and Board of Directors in January, 2003. Mr. Taylor received no additional stock options in 2002 and exercised 201,000 vested options in 2003. During 2002, Mr. Taylor's total compensation was approximately $121,000.

The Annual Meeting of Shareholders for 2003 will be held on June 18, 2003 at a location in downtown Toronto, Ontario, Canada.

Item 11. Executive Compensation

The following tables set forth all remuneration paid by the Company and its subsidiaries during the last three years ended December 31, 2002, 2001, and 2000 to its C.E.O. and top four Executive Officers as well as top two divisional employees earning in excess of US$100,000:

                           SUMMARY COMPENSATION TABLE


--------------------------------------------------------------------------------
Stake Technology Ltd.                  41               December 31, 2002 - 10-K

                                                           Annual Compensation                       Awards              Payouts
======================================= ========= ============ ========== ============= ========== ========= ======== ==============
                                                                             Other
                                                                             Annual     Restricted  Option              All Other
                                                                          Compensation  Stock                LTIP     Compensation
    Name and Principal Occupation         Year      Salary       Bonus        (3)        Awards      SARs    Pay-outs      (4)
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------
Jeremy N. Kendall - CEO                     2002     $176,391    $18,149       $11,173         --        --       --             --
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------
                                            2001     $167,332    $13,347       $14,001         --        --       --       $269,123
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------
                                            2000     $169,263    $45,590        $6,910         --        --       --             --
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------
Steven R. Bromley - Executive Vice
President & CFO                             2002     $118,926     $6,992       $18,056         --        --       --             --
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------
                                            2001      $60,282     $6,236       $10,425         --        --       --             --
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------
David Kruse - President, CEO
Environmental Industrial Group              2002      $86,730      3,828       $10,246         --        --       --             --
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------
                                            2001      $83,925     $1,358       $11,049         --        --       --        $12,345
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------
                                            2000      $62,618     $8,457       $12,345         --        --       --             --
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------
Allan Routh - Director and President
of the Sunrich Food Group                   2002     $130,000         --        $2,906         --        --       --             --
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------
                                            2001     $116,923    $40,000        $5,370         --        --       --             --
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------
                                            2000     $110,000    $20,000        $6,555         --        --       --             --
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------
Dennis Anderson - Director and
Executive Vice President of
Operations of the Sunrich Food Group
(1)                                         2002           --    $19,878            --         --        --       --             --
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------
                                            2001     $130,960    $18,689        $2,619         --        --       --             --
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------
                                            2000      $18,689         --          $761         --        --       --             --
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------
Arthur J. McEvily - President  (2)          2002      $17,833         --            --         --        --       --             --
--------------------------------------- --------- ------------ ---------- ------------- ---------- --------- -------- --------------

      (1)   Mr. Dennis Anderson did not receive a salary in 2002.

      (2) Arthur McEvily joined the Company in December 2002; therefore his compensation reflects the month of December, 2002 only.

      (3) Other annual compensation represents taxable benefits for automobile use or reimbursement of costs, life insurance, retirement savings contributions, and interest on short-term loans.

      (4) All Other compensation is the value received over exercise price of stock options exercised.

Executive employment contracts

Mr. Jeremy Kendall, Chairman & CEO, entered into an employment contract with the Company in October 2001 for a period through February 26, 2020. The contract anticipates that on February 26, 2005, his 65th birthday, Mr. Kendall may elect to relinquish the role of CEO and maintain being the Chairman of the Board, subject to shareholder and Board approval, at a reduced level of compensation. The contract provides for consulting fees to be paid on a sliding scale over time until February 20, 2020 to Mr. Kendall or his spouse. These consulting fees are to be paid even if Mr. Kendall retires fully, the Company no longer requires his services or if Mr. Kendall passes away before February 26, 2020.

Mr Allan Routh, President of the Sunrich Food Group, Inc. has an annual employment contract of a minimum $100,000 renewable on a mutual basis between Mr. Routh and the Company each August 1st.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  42               December 31, 2002 - 10-K

Opta Foods has change in control agreements with Mr. McEvily and four other officers of Opta. These contracts entitle the employees to a predetermined compensation benefit if their job descriptions change materially after the acquisition by Stake.

None of the other executives listed in the Summary Compensation Table above have employment contacts.

The following table contains information concerning individual grants of stock options made during the last completed fiscal year, to the following executive officers:

                                    OPTION GRANTS IN PAST FISCAL YEAR TO EXECUTIVE OFFICERS
============================ ======================= ====================== =============== ===================================
                                                      % of Total Options     Exercise on
                                                     Granted to Employees     base price
           Name                 Options Granted         in Fiscal Year       (US$/Share)             Expiration Date
---------------------------- ----------------------- ---------------------- --------------- -----------------------------------
Jeremy N. Kendall - C.E.O.           40,000                  9.7%               $3.00               December 16, 2007
---------------------------- ----------------------- ---------------------- --------------- -----------------------------------
Steven R. Bromley                    30,000                 18.1%               $2.15                 March 11, 2007
- Executive Vice President           20,000                                     $3.07                August 13, 2007
& C.F.O                              25,000                                     $3.00               December 16, 2007
============================ ======================= ====================== =============== ===================================

No options were granted to Mr. Kruse, Mr. Routh, Mr. Anderson or Mr. McEvily during 2002.

                                                DECEMBER 31, 2002 OPTION VALUES
======================================= ==================================== ==================================================
                 (a)                                   (b)                                         (c)
--------------------------------------- ------------------------------------ --------------------------------------------------
                                         Number of Unexercised Options at      Value of Unexercised in the Money Options at
                 Name                     12/31/02 Vested/Not Yet Vested              12/31/02 Vested/Not Yet Vested
--------------------------------------- ------------------------------------ --------------------------------------------------
Jeremy N. Kendall - CEO                          369,000 / 33,500                            $471,672 / $5,025
======================================= ==================================== ==================================================
Steven R. Bromley - Executive Vice                35,000 / 90,000                             $39,470 / $72,600
President & CFO
======================================= ==================================== ==================================================
David Kruse - President and CEO                   23,500 / 1,500                              $41,941 / $3,131
Environmental Industrial Group
======================================= ==================================== ==================================================
Allan Routh - Director and President             140,000 / 60,000                            $292,180 / $125,220
of the Sunrich Food Group
======================================= ==================================== ==================================================
Dennis Anderson- Director and                      6,000 / 4,000                              $11,022 / $7,348
Executive Vice President of the
Sunrich Food Group
======================================= ==================================== ==================================================

Except for the options exercised by Mr. Taylor, no other executive officers exercised options during 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning share ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Shares and all directors and officers of the Company as a group as of March 7, 2003.

================================================ =============== =========================== ==========================
               Name and Address
             of Beneficial Holder                Class of Share     Amount of Ownership        Percent of Class (2)
------------------------------------------------ --------------- --------------------------- --------------------------
Claridge Israel LLC                                  Common            7,281,812                       17.1%
C/o Davies Ward Phillips and Vineberg
625 Madison Avenue Floor 12
New York, New York 10022
================================================ =============== =========================== ==========================
Gruber & McBaine Capital Management                  Common            3,928,600                       9.2%
50 Osgood Place, San Francisco
California USA 94133
================================================ =============== =========================== ==========================
Dennis Anderson                                      Common            3,806,335                       9.0%
2214 Geneva Road NE, Alexandria
Minnesota USA 56308
================================================ =============== =========================== ==========================
All Directors and Executive Officers               Common (1)        1,796,570(a)                    4.2% (a)
As a group (sixteen) - (a) excluding Dennis
Anderson who is disclosed above and (b)                              5,602,905(b)                    13.2% (b)
not excluding Mr. Anderson's shares
================================================ =============== =========================== ==========================


--------------------------------------------------------------------------------
Stake Technology Ltd.                  43               December 31, 2002 - 10-K

(1) For details of shares owned by executive officers and directors - Identification of Directors and Executive Officers.

(2) Percentage ownership is calculated based on total Common Shares outstanding at March 7, 2003 of 42,489,943. It does not include warrants or options that have vested or have not yet vested.

Item 13. Certain Relationships and Related Transactions

Rental property

The Company leases certain real estate to a shareholder under operating leases that expire in August 2010. Annual rental under each of the leases is negligible.

Item 14 - Controls and Procedures

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


--------------------------------------------------------------------------------
Stake Technology Ltd.                  44               December 31, 2002 - 10-K

Item 15. Exhibits, Financial Statements and Reports on Form 8-K

STAKE TECHNOLOGY LTD.                                             Form 10-K

(a) Documents filed as part of this Report                        Page

         1. Consolidated Financial Statements                      F-1

         Independent Auditors' Report                              F-2

         Consolidated Balance Sheets as at
         December 31, 2002 and 2001                                F-3

         Consolidated Statements of Retained Earnings -
         For the Years ended December 31, 2002, 2001 and 2000      F-4

         Consolidated Statements of Earnings -
         For the Years ended December 31, 2002, 2001 and 2000      F-5

         Consolidated Statements of Cash Flows -
         For the Years ended December 31, 2002, 2001 and 2000      F-6

         Notes to Consolidated Financial Statements -
         For the Years ended December 31, 2002 and 2001            F-7 - F-36

         3. Exhibits

         2.1      -        Agreement and Plan of Merger dated as of October 25,
                           2002 among Opta Food Ingredients, Inc., Stake
                           Technology Ltd. and Stake Acquisition Corp. (A)

         3.1      -        Amalgamation of Stake Technology Ltd and 3754481
                           Canada Ltd. (formerly George F. Pettinos (Canada)
                           Limited) (B)

         3.3      -        Bylaw No. 14 approved by shareholders - June 17, 1997
                           (C)

         10.1(a)  -        1993 Employee/Director Stock Option Plan dated May
                           19, 1993 (D)

         10.1(b)  -        1996 Employee/Director Stock Option Plan dated
                           September 27, 1996 (E)

         10.1(c)  -        1998 Stock Option Plan dated December 12, 1997 (F)

         10.1(d)  -        1999 Stock Option Plan dated February 18, 1999 (G)

         10.1(e)  -        2001 Stock Option Plan dated March 13, 2001 (H)

         10.1(f)  -        2002 Stock Option Plan dated March 26, 2002 (I)

         10.3(a)  -        Credit Agreement with Bank of Montreal dated February
                           28, 2002 (H)

         10.3(b)  -        Facility B Loan Authorization Agreement with Harris
                           Trust and Savings Bank (H)

         10.3(c)  -        Credit Agreement dated as of November 25, 2002 among
                           Stake Acquisition Corp., certain Lenders and Harris
                           Trust and Savings Bank, as Administrative Agent (I)

         10.3(d)  -        Debenture Purchase Agreement dated as of December 4,
                           2002 between Stake Technology Ltd. and Claridge
                           Israel LLC (I)

         10.3(e)  -        Amended and Restated Credit Agreement dated as of
                           February 21, 2003 among Stake Technology Ltd. (the
                           "Company"), certain affiliates of the Company, Bank of Montreal and Harris Trust and Savings Bank. (I)


--------------------------------------------------------------------------------
Stake Technology Ltd.                  45               December 31, 2002 - 10-K

         21       -        List of subsidiaries (I)

         24       -        Powers of Attorney (I)

         (A) Previously filed as an Exhibit to Company's Form 8K filed November 6, 2002.

         (B) Previously filed as an Exhibit to Company's annual report on Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

         (C) Previously filed as an Exhibit to Company's annual report on Form 10-KSB for the year ended December 31, 1997 and incorporated herein by reference.

         (D) Previously filed as an Exhibit to Company's annual report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

         (E) Previously filed as an Exhibit to Company's annual report on Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

         (F) Previously filed as an Exhibit to Company's annual report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

         (G) Previously filed as an Exhibit to Company's annual report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

         (H) Previously filed as an Exhibit to Company's annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

         (I)      Filed herewith

         Filings of Form 8K in the last Quarter of 2002

         Form 8K filed November 6, 2002 relating to the Agreement and Plan of Merger dated as of October 25, 2002 among Opta Food Ingredients, Inc., Stake Technology Ltd. and Stake Acquisition Corp.


--------------------------------------------------------------------------------
Stake Technology Ltd.                  46               December 31, 2002 - 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1984, the registrant has duly caused this report to be signed on its behalf by the undersigned. Thereunto duly authorized.

STAKE TECHNOLOGY LTD.

Steven R. Bromley                                       /s/ Steven R. Bromley
Executive Vice President and Chief Financial Officer    ---------------------

Date: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature                             Title                                                   Date
------------------------------------------------------------------------------------------------------------------------------
 /s/ Jeremy N. Kendall                                                                        March 27, 2003
----------------------------------
Jeremy N. Kendall                     Chairman, Chief Executive Officer
                                      And Director (Principal Executive Officer)

 /s/ Steven R. Bromley                                                                        March 27, 2003
----------------------------------
Steven R. Bromley                     Executive Vice President and Chief Financial
                                      Officer (Principal Financial and Accounting Officer)

/s/ Cyril A. Ing                                                                              March 27, 2003
----------------------------------
Cyril A. Ing                          Director and Corporate Secretary

/s/ Joseph Riz                                                                                March 27, 2003
----------------------------------
Joseph Riz                            Director

/s/ Jim Rifenbergh
----------------------------------
Jim Rifenbergh                        Director                                                March 27, 2003

 /s/ Allan Routh
----------------------------------
Allan Routh                           Director                                                March 27, 2003

 /s/ Dennis Anderson
----------------------------------
Dennis Anderson                       Director                                                March 27, 2003

/s/ Larry Anderson
----------------------------------
Larry Anderson                        Director                                                March 27, 2003

/s/ Katrina Houde
----------------------------------
Katrina Houde                         Director                                                March 27, 2003

 /s/ Camillo Lisio
----------------------------------
Camillo Lisio                         Director                                                March 27, 2003

 /s/ Stephen Bronfman
----------------------------------
Stephen Bronfman                      Director                                                March 27, 2003

 /s/ Robert Fetherstonhaugh
----------------------------------
Robert Fetherstonhaugh                Director                                                March 27, 2003


--------------------------------------------------------------------------------
Stake Technology Ltd.                  47               December 31, 2002 - 10-K

* By his signature set forth below, Steven R. Bromley, pursuant to a duly executed power of attorney filed with the Securities and Exchange Commission as an exhibit to this report, has signed this report on behalf of and as Attorney-In-Fact for this person.

/s/ Steven R. Bromley - Steven R. Bromley -Attorney-in-Fact
---------------------


--------------------------------------------------------------------------------
Stake Technology Ltd.                  48               December 31, 2002 - 10-K

Stake Technology Ltd.

Consolidated Financial Statements
(expressed in US dollars)

[LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP]

February 28, 2003  (except as to note 8, which is of March 5, 2003)

Auditors' Report

To the Shareholders of Stake Technology Ltd.

We have audited the consolidated balance sheets of Stake Technology Ltd. as at December 31, 2002 and 2001 and the consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in accordance with Canadian generally accepted accounting principles.


/s/ PricewaterhouseCoopers LLP
Chartered Accountants

PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and the other member firms of PricewaterhouseCoopers International Limited, each of which is a separate and independent legal entity.

Stake Technology Ltd.
Consolidated Balance Sheets
As at December 31, 2002 and 2001
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

                                                                2002        2001
                                                                   $           $
Assets (note 8)

Current assets
Cash and cash equivalents                                      7,012       3,364
Restricted cash                                                   --       1,147
Short-term investments                                         2,038       6,307
Accounts receivable - trade                                   18,144       8,377
Current portion of note receivable (note 3)                    1,034       1,256
Inventories (note 4)                                          22,989      13,821
Prepaid expenses and other current assets                        958       1,258
Future income taxes (note 11)                                    115         663
                                                             -------     -------
                                                              52,290      36,193

Note receivable (note 3)                                          --       1,047
Property, plant and equipment, net  (note 5)                  37,033      30,883
Goodwill and intangibles, net  (note 6)                       14,917      11,038
Future income taxes (note 11)                                  9,892          --
Other assets (note 7)                                          1,155         900
                                                             -------     -------
                                                             115,287      80,061
                                                             =======     =======

Liabilities

Current liabilities
Bank indebtedness (note 8)                                     3,963       1,206
Accounts payable and accrued liabilities                      19,664      12,831
Customer deposits                                                421       1,389
Current portion of long-term debt (note 8)                    11,650       2,634
Current portion of long-term payables (note 9)                 3,458       1,067
                                                             -------     -------
                                                              39,156      19,127

Long-term debt  (note 8)                                      25,099      14,014
Long-term payables (note 9)                                    1,505       1,598
Future income taxes (note 11)                                     --       1,822
                                                             -------     -------
                                                              65,760      36,561

Shareholders' Equity

Capital stock (note 10)                                       38,020      35,875
Contributed surplus                                            2,914       2,910
Retained earnings                                              7,470       3,704
Currency translation adjustment                                1,123       1,011
                                                             -------     -------
                                                              49,527      43,500
                                                             -------     -------
                                                             115,287      80,061
                                                             =======     =======
Commitments and contingencies (note 14)

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Retained Earnings
For the years ended December 31, 2002, 2001 and 2000
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

                                                        2002      2001      2000
                                                           $         $         $

Retained earnings - Beginning of the year              3,704     3,685     1,567

Net earnings for the year                              3,766        19     2,118

                                                       -----     -----     -----
Retained earnings - End of the year                    7,470     3,704     3,685
                                                       =====     =====     =====

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Earnings
For the years ended December 31, 2002, 2001 and 2000
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

                                                     2002       2001       2000
                                                        $          $          $

Revenues                                          120,898     89,822     63,821

Cost of goods sold                                101,431     77,450     54,650
                                                 --------   --------   --------

Gross profit                                       19,467     12,372      9,171

Selling, general and administrative expenses       14,281     11,142      7,091
                                                 --------   --------   --------

Earnings before the following                       5,186      1,230      2,080

Interest expense                                   (1,413)    (1,745)      (959)
Interest and other income                             218        326        407
Foreign exchange gain                                 176        355         45
                                                 --------   --------   --------
                                                   (1,019)    (1,064)      (507)
                                                 --------   --------   --------

Earnings before income taxes                        4,167        166      1,573

Provision for (recovery of) income taxes
      (note 11)                                       401        147       (545)
                                                 --------   --------   --------

Net earnings for the year                           3,766         19      2,118
                                                 ========   ========   ========

Net earnings per share for the year (note 15)

   Basic                                             0.09       0.00       0.09
                                                 ========   ========   ========

   Diluted                                           0.09       0.00       0.09
                                                 ========   ========   ========

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Cash Flows
For the years ended December 31, 2002, 2001 and 2000
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

                                                                      2002       2001       2000
                                                                         $          $          $
Cash provided by (used in)

Operating activities
Net earnings for the year                                            3,766         19      2,118
Items not affecting cash
     Amortization                                                    4,130      3,706      1,750
     Future income taxes                                            (1,000)      (142)      (876)
     Write-down of investment                                          366         --         --
     Other                                                            (273)      (189)      (218)
                                                                   -------    -------    -------
                                                                     6,989      3,394      2,776
Changes in non-cash working capital, net of businesses
    acquired (note 12)                                              (6,917)    (3,074)    (2,741)
                                                                   -------    -------    -------
                                                                        72        320         35

Investing activities
Decrease (increase) in short-term investments                        6,307     (6,307)        --
Acquisition of companies, net of cash acquired                     (21,919)    (2,172)    (3,365)
Acquisition of property, plant and equipment                        (4,464)    (3,907)    (3,361)
Proceeds from notes receivable                                       1,425      1,393        341
Other                                                                  105        (49)      (409)
                                                                   -------    -------    -------
                                                                   (18,546)   (11,042)    (6,794)

Financing activities
Increase (decrease) in line of credit facilities                     2,757     (1,020)     1,243
Borrowings under long-term debt and tender facility                 34,883      1,042     11,027
Repayment of long-term debt                                        (16,940)    (6,188)    (7,135)
Repayment of deferred purchase consideration                          (982)        --         --
Proceeds from the issuance of common shares, net of
    issuance costs                                                   2,091     20,813        606
Financing costs                                                       (796)        --         --
Decrease (increase) in restricted cash                               1,147     (1,147)       251
Purchase and redemption of Preference Shares of subsidiary
    Companies                                                         (129)      (117)      (173)
                                                                   -------    -------    -------
                                                                    22,031     13,383      5,820

Foreign exchange gain on cash held in foreign currency                  91         67         28

Increase (decrease) in cash and cash equivalents during the year     3,648      2,728       (911)

Cash and cash equivalents - Beginning of year                        3,364        636      1,547
                                                                   -------    -------    -------

Cash and cash equivalents - End of year                              7,012      3,364        636
                                                                   =======    =======    =======

See note 12 for supplemental cash flow information

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

      1. Description of business and significant accounting policies

      Stake Technology Ltd. (the Company) was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. The Food Group processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on soy and other natural and organic food products. The Environmental Industrial Group processes, distributes and recycles industrial minerals. The Steam Explosion Technology Group markets proprietary steam explosion technology systems for the pulp and food processing industries. The Company's assets, operations and employees at December 31, 2002 are located in the United States and Canada.

      The Company's significant accounting policies are outlined below. These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. Differences arising from the application of accounting principles generally accepted in the United States are described in note 18.

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

      Short-term investments

      Short-term investments consist of portfolio investments in other companies and deposits with a maturity at acquisition of greater than 90 days, and are valued at market.

      Inventories

      Raw materials and finished goods inventories are valued at the lower of cost and estimated net realizable value. Cost is determined on a first-in, first-out basis.

      Inventories of grain are valued at market. Changes in market value are included in cost of goods sold. The Food Group generally follows a policy of hedging its grain transactions to protect gains and minimize losses due to market fluctuations. Futures and purchase and sale contracts are adjusted to market price and gains and losses from such transactions are included in cost of goods sold. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled.

      Property, plant and equipment

      Property, plant and equipment are stated at cost, less accumulated amortization.

      Amortization is provided on property, plant and equipment on the diminishing balance basis or, in the case of certain U.S.-based subsidiaries, straight-line basis at rates based on the estimated useful lives of the assets as follows: 10% to 33% for office furniture and equipment, machinery and equipment and vehicles and 4 to 8% for buildings. Amortization is calculated from the time the asset is put into use.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

      Goodwill and intangibles

      The Company adopted the new CICA Handbook Section 3062 "Goodwill and Intangible Assets" on January 1, 2002. This new standard eliminates the need for amortization of goodwill and indefinite life intangible assets. Goodwill represents the excess of the purchase price over the assigned value of net assets acquired. Under the transitional provisions of the standard, a goodwill impairment test was carried out and no impairment was identified on January 1, 2002.

      In accordance with the new standard, the Company has assessed the carrying value of goodwill for possible impairment, and has determined that no such impairment exists as at December 31, 2002. Certain of the Company's trademarks are intangible assets with an indefinite life. The Company has further determined that there is no impairment in the value of these indefinite life trademarks. As required by the standard, the new rules related to goodwill and other intangible assets have been applied prospectively. On a pro-forma basis, the impact of adopting the new standard on prior year's earnings is:

                                                                2001        2000
                                                                   $           $

      Net earnings for the year                                   19       2,118
      Add back: goodwill and trademark amortization,
            net of tax                                           492         329
                                                               -----       -----
      Adjusted net earnings for the year                         511       2,447
                                                               =====       =====

      Adjusted net earnings per common share                    0.02        0.11
                                                               =====       =====

      Other assets

      i)    Pre-operating costs

            Net costs incurred in the pre-operating stage of a start-up business are deferred until the business reaches commercial operation or the passage of a certain period of time as predetermined by management.

            During 2001, the Company initiated the start-up of an organic dairy business based in Canada. Certain pre-operating costs totaling $308 (2001 - $32) have been deferred. Amortization of these costs on a straight-line basis commenced in July 2002 and will result in these costs being fully amortized by December 31, 2003.

            During 2000, the Company acquired Nordic Aseptic, Inc., which was considered a start-up business from the date of acquisition to December 31, 2000. Certain operating costs, net of income earned during the pre-operating period totaling $482 were deferred. Amortization of these costs commenced January 1, 2001 and are being amortized on a straight-line basis over three years.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

      ii)   Patents and licenses

            Costs of acquiring or registering patents and licenses are capitalized and amortized on a straight-line basis over their expected lives of 8 to 20 years. Costs of renewing patents are expensed as incurred.

      iii)  Deferred financing costs

            Costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related financing agreement.

      Revenue recognition

      i)    Food Group

            Grain revenues are recorded at the time of shipment. Revenues from custom processing services are recorded upon provision of services and upon completion of quality testing. All other Food Group revenues are recognized upon the sale and shipment of a product or the providing of a service to a customer.

      ii)   Environmental Industrial Group

            Revenues from the sale of industrial minerals are recognized upon the sale and shipment of the related minerals. Revenues from recycling activities are recognized upon the sale and shipment or the disposal of non-hazardous material received.

      iii)  Steam Explosion Technology Group

            The percentage of completion method is used to account for significant contracts in progress when related costs can be reasonably estimated. The Company uses costs incurred to date as a percentage of total expected costs to measure the extent of progress towards completion.

            Revenues from consulting and contract research are recognized when the service is completed.

            License fees related to the right to sell the Company's technologies are recorded as revenues over the term of the license, when collectibility is reasonably assured.

      Change in reporting currency

      The Company historically prepared and filed its consolidated financial statements in Canadian dollars. On January 1, 2002, the Company adopted the United States (U.S.) dollar as its reporting currency for presentation of its consolidated financial statements. With the recent acquisitions of a number of companies in the United States, a significant portion of the Company's net earnings are earned by its U.S. operations. Historical consolidated results have been restated using a translation of convenience, whereby all historical results have been reflected using the exchange rate in effect on December 31, 2001 of $1 U.S. to $1.5928 CDN.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

      Foreign currency translation

      The Company's Canadian operations are self-sustaining operations, with the exception of the Corporate office, which is considered to be an integrated operation. The assets and liabilities of the self-sustaining operations are translated at exchange rates in effect at the balance sheet date. Monetary assets and liabilities of the Corporate office are translated at exchange rates in effect at the balance sheet date. All other assets and liabilities of the Corporate office are translated at historical exchange rates. Revenues and expenses are translated at average exchange rates prevailing during the period. Unrealized gains or losses resulting from translating self-sustaining operations are accumulated and reported as currency translation adjustment in shareholders' equity. Unrealized gains or losses resulting from translating the Corporate office accounts are included in the determination of earnings.

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

      Employee stock compensation

      Employee/director stock options granted by the Company contain exercise prices which are equivalent to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to capital stock. No compensation expense is recorded upon issuance of stock options to employees. Stock options granted have a maximum life of six years and usually vest over a four year period.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

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

      Use of estimates

      The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.    Business acquisitions

      2002

      During 2002, the Company acquired four businesses (2001 - three businesses). The acquisitions have been accounted for using the purchase method, and accordingly, the consolidated financial statements include the results of operations of the acquired businesses from the date of the acquisitions. The purchase price has been allocated to the assets acquired and the liabilities assumed based on management's best estimate of fair values.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

2.    Business acquisitions, continued

      The net assets acquired in 2002 and the consideration given are summarized below:

                                            Opta Food         Other
                                    Ingredients, Inc.  Acquisitions
                                                  (a)           (b)       Total
                                                    $             $           $
      Net assets acquired
             Cash                               7,611         (188)       7,423
             Short term investments             2,038           --        2,038
             Non-cash working capital           5,580           49        5,629
             Property, plant and equipment      5,020          410        5,430
             Goodwill and intangibles              --        1,790        1,790
             Future income tax asset           10,056           --       10,056
             Long-term debt                    (1,705)        (258)      (1,963)
                                              -------      -------      -------
                                               28,600        1,803       30,403
                                              =======      =======      =======

      Consideration given
          Contingent consideration                 --          304          304
          Due to former shareholders            1,871           --        1,871
          Cash                                 26,729        1,499       28,228
                                              -------      -------      -------
                                               28,600        1,803       30,403
                                              =======      =======      =======


(a)   Opta Food Ingredients, Inc.

      On December 4, 2002 the Company completed a cash tender offer for the outstanding common shares of Opta Food Ingredients, Inc. (Opta). Approximately 92.6% of the outstanding common shares were tendered on December 4, 2002 for $2.50 per share in cash in accordance with the tender offer. On December 18, 2002 the Company amalgamated Opta with Stake Acquisition Corp, a wholly owned subsidiary. As a result of this amalgamation, the 7.4% of the outstanding common shares of Opta were converted to a right to receive $2.50 per share in cash from the Company, amounting to $1,871. This amount was disbursed subsequent to December 31, 2002.

      Opta is a leading innovator, manufacturer and marketer of proprietary food ingredients that improve the nutritional content, healthfulness, texture and taste of its customers' food products. Opta is the world's largest supplier of oat fiber to the food industry.

(b)   Simply Organic Co. Ltd.

      On December 1, 2002 the Company acquired 100% of the outstanding common shares of Simply Organic Co. Ltd. for cash consideration of $187. In addition, contingent consideration of $160 may be payable if certain predetermined profit targets are achieved by the acquired business. The full amount of contingent consideration has been accrued at December 31, 2002, however, no contingent consideration was paid in 2002.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

2.    Business acquisitions, continued

            Simply Organic Co. Ltd. is an Ontario, Canada based distributor of a broad range of regionally and internationally grown and produced certified organic food products, distributed throughout much of Ontario to mass market and natural food retail outlets.

            Wild West

            On November 1, 2002, the Company acquired 100% of the outstanding common shares of 632100 B.C. Ltd., successor to Wild West Organic Harvest Co-Operative Association (Wild West) for cash consideration of $889. In addition, contingent consideration of $144 may be payable if certain predetermined profit targets are achieved by the acquired business. The full amount of contingent consideration has been accrued at December 31, 2002, however, no contingent consideration was paid in 2002.

            Wild West is a British Columbia, Canada based distributor of certified organic and natural food products throughout Western Canada to mass market and natural food retail outlets.

            Virginia Materials and International Materials

            Under the terms of the Virginia Materials acquisition completed on October 31, 2001, the Company agreed to pay the vendor contingent consideration equivalent to 50% of the pre-tax profit generated by these businesses for a two year period from the date of acquisition. In December 2002, the Company reached an agreement with the vendor to fix the contingent consideration for the period from January 1, 2003 to October 31, 2003 at $500. This amount has been reflected in accounts payable and accrued liabilities at December 31, 2002 and an equivalent amount has been reflected in goodwill. During the year ended December 31, 2002, the Company paid $1,031 (2001 - $89) in respect of the contingent consideration. The payment of this amount resulted in an equivalent increase in goodwill.

            On November 1, 2002, the Company acquired the remaining 49% minority interest in International Materials & Supplies, Inc. (International Materials), for cash consideration of $125.

            Organic Kitchen

            On July 2, 2002, the Company acquired certain assets and the businesses of Organic Kitchen Inc. and Cloud Mountain Inc. Consideration consisted of $297 paid in cash on closing. In addition, the Company will pay 10% of the pre-tax profits earned to December 31, 2005, up to a maximum of $1,268. This contingent consideration will be recorded as an increase to goodwill when the amount of the contingency is determinable. No contingent consideration was paid in 2002.

            Organic Kitchen Inc. owns the trademark "Organic Kitchen" which is utilized in the sale of various organic products in Canada. Cloud Mountain Inc. sources organic animal feed for the production of organic animals. The acquisition of these businesses is in line with the Company's strategy to expand its natural and organic food business in Canada.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

2.    Business acquisitions, continued

      2001

      The net assets acquired in 2001 and the consideration given are summarized below:

                                             Virginia
                                        Materials and
                                        International  First Light
                                            Materials        Foods
                                                  (a)          (b)        Total
                                                    $            $            $
      Net assets acquired
           Cash                                     9           --            9
           Non-cash working capital               342           --          342
           Property, plant and equipment        1,440           --        1,440
           Other long-term assets                  43           --           43
           Goodwill and intangibles             1,562        2,511        4,073
           Long-term debt                        (338)          --         (338)
           Net future income tax liability        (81)        (698)        (779)
                                               ------       ------       ------

                                                2,977        1,813        4,790
                                               ======       ======       ======
      Consideration given
           Common shares                           --          796          796
           Warrants                                --            8            8
           Note payable                            --          659          659
           Deferred purchase consideration      1,145           --        1,145
           Contingent consideration paid           89           --           89
           Cash                                 1,743          350        2,093
                                               ------       ------       ------

                                                2,977        1,813        4,790
                                               ======       ======       ======

      (a)   Virginia Materials and International Materials

            On October 31, 2001, the Company's wholly owned subsidiary, Virginia Materials, Inc. (Virginia Materials), acquired certain assets of Virginia Materials and Supplies, Inc. as well as 51% of the outstanding common shares of International Materials and Supplies, Inc. (International Materials) for cash consideration (including acquisition costs) of $1,743, deferred purchase consideration of $1,145 and contingent consideration.

            The deferred purchase consideration will be paid on the purchase of the vendor's inventory. During 2002, the Company recorded an additional $609 in deferred purchase consideration. The recording of this liability in 2002, resulted in a corresponding increase in goodwill. During the year the Company paid $982 (2001 - $109) in deferred purchase consideration. The remaining deferred purchase consideration will be paid in 2003.

            Virginia Materials is a supplier of abrasives to the shipbuilding and bridge repair industry. International Materials produces industrial garnets as a by-product from a mining operation and processes these garnets for sale to the water filtration, water jet cutting and abrasives markets.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

2.    Business acquisitions, continued

      (b)   First Light Foods

            On February 1, 2001, the Company acquired 100% of the common shares of Jenkins and Gournoe, Inc., which operated in the United States under the name of First Light Foods. Consideration consisted of the issuance of 833,333 common shares, $350 in cash, a $659 note payable plus interest at 8.5% (subsequently paid in 2002) and 35,000 warrants exercisable at $1.70 for five years to February 2006. In addition, contingent consideration may be payable on this acquisition; (a) if certain predetermined profit targets are achieved by the acquired business, up to an additional 140,000 warrants may be issued in 2002 through to 2005, and (b) a percentage of gross profits in excess of $1,100 per annum from 2001 to 2005 will be paid to the vendors of First Light Foods. Contingent consideration will be recorded as an increase to trademarks, when the amount of the contingency is determinable. No contingent consideration was paid in 2002 (2001 - $nil).

            First Light Foods owns several trademarked brands that are marketed as the private label brands of a major food chain. The acquisition of First Light Foods complemented the Food Group's a vertically integrated soymilk strategy.

3.    Note receivable

      Prior to the Company's acquisition of Northern Food & Dairy Inc. (Northern) on September 15, 2000, Northern signed an agreement with a major customer to supply a natural food product. This agreement required Northern to expand its food processing plant to the customer's specifications. In accordance with the terms of the agreement, the customer is required to pay Northern 36 monthly instalments of $119 commencing October 2000. The agreement also requires Northern to provide the customer with a product rebate beginning three years after production at the new plant commences until $1,720 is repaid.

      Upon acquisition of Northern on September 15, 2000, the Company assigned fair values of $3,425 to the note receivable and $1,075 to the product rebate payable based on the cash flows associated with these financial instruments discounted at a rate of 9.5%.

      During 2002, Northern received payments of $1,425 (2001 - $1,393) and recorded imputed interest income of $156 (2001 - $271) on the note receivable. Imputed interest expense of $121 (2001 - $106) was recorded on the product rebate payable.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

4.    Inventories

                                                              2002          2001
                                                                 $             $

      Raw materials                                          7,859         6,026
      Finished goods                                        11,750         6,323
      Grain                                                  3,380         1,472
                                                           -------       -------

                                                            22,989        13,821
                                                           =======       =======
      Grain inventories consist of the following:

                                                              2002          2001
                                                                 $             $

           Company owned grain                               3,338         1,338
           Unrealized gain (loss) on
                Sales and purchase contracts                   (79)          100
                Futures contracts                              121            34
                                                           -------       -------

                                                             3,380         1,472
                                                           =======       =======

5.    Property, plant and equipment

                                                                            2002
                                               ---------------------------------
                                                           Accumulated
                                                  Cost    Amortization       Net
                                                    $                $         $

      Land and buildings                       22,423            1,033    21,390
      Machinery and equipment                  24,904           10,714    14,190
      Office furniture and equipment            1,546              640       906
      Vehicles                                    575               28       547
                                               ------           ------    ------

                                               49,448           12,415    37,033
                                               ======           ======    ======

                                                                            2001
                                               ---------------------------------
                                                           Accumulated
                                                  Cost    Amortization       Net
                                                    $                $         $

      Land and buildings                        14,211           1,720    12,491
      Machinery and equipment                   23,707           6,128    17,579
      Office furniture and equipment             1,205             630       575
      Vehicles                                     545             307       238
                                                ------          ------    ------

                                                39,668           8,785    30,883
                                                ======          ======    ======

      Included in land and buildings at December 31, 2002, are certain properties held for sale totaling $5,020 (2001 - $nil).

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

6.    Goodwill and intangibles

                                                                   2002     2001
                                                                      $        $
      Goodwill - at cost, less accumulated amortization of $985
           (2001 - $985)                                         12,212    8,540
      Trademarks (indefinite life)                                2,498    2,498
      Trademarks (definite life) - at cost, less accumulated
           amortization of $6 (2001 - $nil)                         207       --
                                                                 ------   ------

                                                                 14,917   11,038
                                                                 ======   ======

7.    Other assets

                                                                          2002   2001
                                                                             $      $
      Pre-operating costs, net of accumulated amortization of $432
           (2001 - $161)                                                   358    353
      Deferred financing costs, net of accumulated amortization of $201
           (2001 - $nil)                                                   619     24
      Investments                                                           --    366
      Other                                                                178    157
                                                                         -----   -----

                                                                         1,155    900
                                                                         =====   =====

8.    Long-term debt and banking facilities

                                                         2002               2001
                                                            $                  $

      Term loan (a)                                    13,900                --
      Tender facility (b)                              15,186                --
      Convertible debenture (c)                         4,697                --
      Other long-term debt (d)                          2,966            16,648
                                                      -------           -------
                                                       36,749            16,648
      Less: current portion                           (11,650)           (2,634)
                                                      -------           -------

                                                       25,099            14,014
                                                      =======           =======

      (a) During 2002, the Company entered into a new financing arrangement with a major Canadian bank and the bank's U.S. subsidiary. Under the terms of this financing arrangement, total debt of $15,447 was repaid on March 15, 2002 with the proceeds of the new agreement, which included the following components:

            i)    Term loan

                  Principal payable quarterly based on a seven year amortization. The term loan has a two year maturity and is renewable at the option of the lender and the Company.

                  Interest on the term loan is payable at the borrower's option at U.S. dollar base rate or U.S. LIBOR plus a margin based on certain financial ratios of the Company (3.0% as at December 31, 2002). As at December 31, 2002, $13,900 (2001 - $nil) was
                  still outstanding.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

8.    Long-term debt and banking facilities, continued

            ii)   $3,169 (CDN $5,000) line of credit facility

                  Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers' acceptances, plus a margin based on certain financial ratios of the Company (3.2% as at December 31, 2002). As at December 31, 2002 $494
                  (CDN $780) of this facility has been utilized. This amount has been offset with cash on hand at the same institution for financial statement presentation purposes.

            iii)  $5,000 line of credit facility

                  Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including U.S. bank prime, or LIBOR, plus a margin based on certain financial ratios of the Company (3.0% as at December 31, 2002). As at December 31, 2002 $3,963 of this facility has been utilized.

            Subsequent to December 31, 2002, the Company amended its financing arrangement. The amendment syndicated the financing arrangement to a group of banks which includes existing lenders and increased the term loan by $7,800 to $21,700. In addition, the U.S. line of credit facility was increased by $4,000 to $9,000. The Company used the incremental proceeds on the term loan, drew on the U.S. line of credit facility to the extent of $3,500 and utilized $3,886 of cash on hand to repay the tender facility obtained to finance the acquisition of Opta (note 2). As part of the amendment, the term loan matures in March of 2005. The Company fully intends to renew this term loan at that time. However, for financial statement purposes, the principal payments have been categorized as due in 2005.

            The term loan and the Canadian and U.S. line of credit facilities described above are collateralized by a first priority security against substantially all of the Company's assets in both Canada and the United States.

      (b) On December 4, 2002, the Company entered into a tender financing arrangement with its principal lender to facilitate the Company's tender offer to purchase all of the outstanding common shares of Opta (note 2).

            The tender facility had a maximum borrowing base of $17,000. As at December 31, 2002, $15,186 of this facility had been utilized. Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including the bank's prime plus 100 basis points, or LIBOR plus 200 basis points (3.3% as at December 31,2002).

            Subsequent to December 31, 2002, the tender facility was repaid with cash and the incremental proceeds from the amended term loan and line of credit facilities, as described above.

      (c) On December 4, 2002, in conjunction with the acquisition of Opta, the Company issued a $5,000 convertible debenture, with interest payable quarterly at 5.5% per annum. The debenture is convertible at the option of the holder at any time after November 30, 2003, or earlier under certain circumstances at the conversion price of $3.00 per share. The Company has the option to repay the debenture at any time subject to certain restrictions within its amended banking arrangement. The convertible debenture expires and is fully payable on November 30, 2004.

            In conjunction with the issuance of the convertible debenture, the Company issued 250,000 share purchase warrants with an exercise price of $3.25. The warrants and the convertible right inherent in the debenture have been fair valued at $317, as at December 4, 2002, and have been classified as a component of shareholders' equity. As a result, the fair value attributed to the debt component of the convertible debenture was $4,683.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

8.    Long-term debt and banking facilities, continued

            At December 31, 2002 the accreted fair value of the convertible debenture was $4,697. The effective interest rate on the debenture at December 31, 2002 was 9.6%.

            The convertible debenture is collateralized by a second priority security against certain of the Company's assets in the United States and Canada.

      (d)   Other long-term debt consists of the following:

                                                                             2002     2001
                                                                                $        $
      Note payable with required annual payments of $95, interest at
          5% payable semi-annually, uncollateralized                          285      377

      Term loan assumed on acquisition of Wild West, payable in monthly instalments of $4 until July 2007. Interest payable monthly at the Canadian prime rate plus 11%, collateralized by certain assets in Canada. This loan was
          fully repaid subsequent to December 31, 2002                        299       --

      Term loan assumed on acquisition of Opta, payable in quarterly instalments of $27 including interest at 7.4% due June 2003, collateralized by certain assets in the United States. This loan was fully repaid subsequent to December
          31, 2002                                                          1,705       --

      Other debt with a weighted average interest rate of 9.2%, due
          in varying instalments through July 2007                            354      490

      Capital lease obligations due in monthly payments through 2006,
          with a weighted average interest rate of 8.5%                       323      334

      Long-term debt repaid on March 15, 2002 with proceeds from the new financing arrangement (as detailed in (a)) with a
          weighted average interest rate of 8.5%                               --   15,447
                                                                           ------   ------
                                                                            2,966   16,648
                                                                           ======   ======

      (e) In addition to the line of credit facilities noted above, the Company has a $200 margin financing facility, of which $93 was utilized as at December 31, 2002 (2001 - $200) and is included in the current portion of the long-term debt.

      (f) The loans and capital leases detailed above require payments as follows:

                                                                         $

                  2003                                              11,650
                  2004                                               7,251
                  2005                                              17,671
                  2006                                                  90
                  2007 and thereafter                                   87
                                                                    -------
                                                                    36,749
                                                                    =======

      (g) Interest expense on long-term debt for the year ended December 31, 2002 was $1,292.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

      (h) The fair value of long-term debt is not materially different from the carrying amount.

9.    Long-term payables

                                                                 2002      2001
                                                                    $         $

      Product rebate payable                                    1,330     1,209
      Deferred purchase consideration                             667     1,040
      Preference shares of subsidiary companies                   291       416
      Payable to former shareholders of acquired companies      2,675        --
                                                               ------     -----
                                                                4,963     2,665
      Less: Current portion                                    (3,458)   (1,067)
                                                               ------     -----

                                                                1,505     1,598
                                                               ======     =====

10.   Capital stock

      The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value.

      The following is a summary of changes in capital stock:

                                                            Warrants
                                                           and rights              Common shares        Total
                                             ------------------------    -----------------------   ----------
                                                 Number             $        Number            $            $
        Balance as at December 31, 1999         331,404            --    20,653,788        7,008        7,008

        Warrants exercised (a)                 (234,959)           --       234,959          332          332
        Warrants expired                        (96,445)           --            --           --           --
        Options exercised (b)                        --            --       298,225          274          274
        Shares and warrants issued to
              acquire Northern (a)              500,000            19     7,000,000        6,625        6,644
                                             ----------    ----------    ----------   ----------   ----------

        Balance as at December 31, 2000         500,000            19    28,186,972       14,239       14,258
                                             ----------    ----------    ----------   ----------   ----------

        Shares and warrants issued to
             acquire First Light Foods (a)       35,000             8       833,333          796          804
        Options exercised (b)                        --            --       999,425        1,037        1,037
        April 2001 private placement (c)        705,750           507     1,411,498        1,157        1,664
        May 2001 private placement (c)        1,200,000           762     2,400,000        3,462        4,224
        September 2001 private
             placement (c)                    2,250,000         1,650     3,000,000        3,901        5,551
        December 2001 private
             placements (c)                          --            --     4,250,000        8,337        8,337
                                             ----------    ----------    ----------   ----------   ----------

        Balance as at December 31, 2001       4,690,750         2,946    41,081,228       32,929       35,875
                                             ----------    ----------    ----------   ----------   ----------

        Warrants exercised (c)                 (656,150)         (430)      656,150        1,904        1,474
        Warrants issued (a)                     250,000           263            --           --          263
        Warrants repurchased (a)                (60,000)          (43)           --           --          (43)
        Options exercised (b)                        --            --       246,740          397          397
        Convertible right associated
              with convertible debenture             --            54            --           --           54
                                             ----------    ----------    ----------   ----------   ----------

        Balance as at December 31, 2002       4,224,600         2,790    41,984,118       35,230       38,020
                                             ==========    ==========    ==========   ==========   ==========

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

10.   Capital stock, continued

      (a) During 2002, 656,150 warrants were exercised at prices ranging from $1.75 to $2.40 for net proceeds of $1,474. (2001 - nil warrants, $nil net proceeds; 2000 - 234,959 warrants, $332 net proceeds).

            In conjunction with the convertible debenture issued in 2002 (note
            8) the Company issued 250,000 warrants with a fair value of $263, an exercise price of $3.25, and an expiry date of November 30, 2004. The convertible right issued in conjunction with the convertible debenture has a fair value of $54.

            On April 2, 2002, 60,000 shareholder warrants with an exercise price of $1.75 per unit, were repurchased by the Company for a net cost of $39.

      (b)   Employee/director option plans

            The Company grants options to employees and directors from time to time under employee/director stock option plans. The Company has authorized 3,586,800 (2001 - 2,086,800) shares to be made available for the stock option plans. The following is a summary of grants during the year.

                                                                     Number of
            Grant date          Expiry date         Exercise price     options

            March 11, 2002      March 11, 2007      $2.15              114,000
            August 13, 2002     August 13, 2007     $3.07               98,100
            November 7, 2002    November 7, 2007    $3.04               43,000
            December 16, 2002   December 16, 2007   $3.00              160,000
                                                                     ---------

                                                                       415,100
                                                                     =========

            Employee/director stock options granted by the Company contain an exercise price, which is equivalent to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to capital stock.

            The 415,100 options granted during 2002 vest as follows: 116,620 options vested in 2002, 74,620 vest per annum in 2003 to 2006.

            During 2002, 246,740 (2001 - 999,425; 2000 - 298,225) options were exercised and the equivalent number of common shares were issued for net proceeds of $397 (2001 - $1,037; 2000 - $274).

            Details of changes in vested employee/director stock options are as follows:

                                                        2002          2001          2000
              Balance - Beginning of year          1,575,425     1,385,425     1,501,850
              Granted with immediate vesting         116,620     1,066,525       108,000
              VestVested from prior year grants      185,975       137,900        76,800
              Exercised                             (246,740)     (999,425)     (298,225)
              Retracted                              (17,800)      (15,000)       (3,000)
                                                   ----------    ----------    ---------

              Balance - End of year                1,613,480     1,575,425     1,385,425
                                                   ==========    ==========    =========

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

10.   Capital stock, continued

            Details of employee/director stock options exercisable as at December 31 are as follows:

             Expiry date                         Exercise price        Options

             2003                                $1.06 to $2.10        749,450
             2004                                $1.06 to $1.86        180,960
             2005                                $1.06 to $1.38        410,900
             2006                                $1.53 to $2.10        155,550
             2007                                $2.15 to $3.07        116,620
                                                                    ----------

                                                                     1,613,480
                                                                    ==========

            Weighted average exercise price                         $     1.69

            At December 31, 2002, options to acquire an additional 587,780 common shares at $1.06 to $3.07 have been granted but have not yet vested. Options that have not vested are excluded from the above table. The weighted average exercise price of the 587,780 (2001 - 475,900; 2000 - 472,100) options granted but not vested is $2.14 (2001 - $1.44; 2000 - $1.17).

            On January 7, 2000, all options with an option price in excess of $1.06 were repriced to $1.06. In addition, on March 5, 2000, the Board approved a resolution extending the exercise period of 304,375 options from March 10, 2001 to December 31, 2003.

            Subsequent to year-end, 213,225 options were exercised to acquire an equivalent number of common shares for net proceeds of $389.

            The fair value of the options granted during 2002, 2001 and 2000 was estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% for each year, an expected volatility of 60% (2001 - 30%; 2000 - 51%), a risk-free interest rate of 3% (2001 - 3%; 2000 - 5%), and an expected life of one to six years.

            Pro-forma net earnings (loss), reflecting stock compensation expense for 2002, 2001 and 2000 are as follows:

                                                                             2002       2001     2000
            Number of options granted                                     415,100  1,238,125  295,500
                                                                         --------- ---------- --------

                                                                                $          $        $

            Total fair value                                                  630        508      163
                                                                          ======== ========== ========

            Net earnings for the year as reported                           3,766         19    2,118

            Stock compensation expense:
                 Options vested in current year from current year grants      126        410       67
                 Options vested in current year from prior years grants       115         65       54
                                                                          -------- ---------- --------
                                                                              241        475      121
                                                                          -------- ---------- --------

            Pro-forma net earnings (loss) for the year                      3,525      (456)    1,997
                                                                          ======== ========== ========

            Pro-forma net earnings (loss) per common share                   0.08     (0.01)     0.09
                                                                          ======== ========== ========

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

10.   Capital stock, continued

      (c) In 2001, the Company completed four private placements. The Company issued 11,061,498 common shares and 4,155,750 warrants to acquire 4,155,750 common shares for total proceeds of $19,776 net of issuance costs. The following is a summary of the warrants issued:

            Expiry date          Exercise price    Warrants       $

            March 31, 2004       $1.75              705,750     507
            March 31, 2004       $2.40            1,200,000     762
            September 30, 2004   $2.40            2,250,000   1,650
                                                  ---------   -----

                                                  4,155,750   2,919
                                                  =========   =====

            In addition, pursuant to the private placement agreements, the Company granted to their agents:

            i) Compensation warrants exercisable until June 8, 2003 to purchase 144,000 option units at $2.00 per unit. If exercised in full, the Company will issue 144,000 common shares and 72,000 warrants exercisable at $2.40 to acquire 72,000 common shares, which expire on March 31, 2004.

                  Subsequent to December 31, 2002, these warrants were exercised in full and the subsequently issued warrants were also exercised. The Company issued 246,000 shares for net proceeds of $533.

            ii) Compensation warrants exercisable until September 28, 2003 to purchase 150,000 option units at $2.00 per unit. If exercised in full, the Company will issue 150,000 common shares and 112,500 warrants exercisable at $2.40 to acquire 112,500 common shares, which expire on September 30, 2004.

      (d) During 1997, the shareholders of the Company agreed to reduce the stated capital account of the Company's common shares by $15,712 through the elimination of the deficit.

11.   Income taxes

      The Company's effective income tax rate on consolidated earnings has been determined as follows:

                                                                     2002        2001        2000
        Canadian statutory income tax rate                           39.0%       42.0%       42.0%

        Increase (decrease) by the effects of
            Reduction in valuation allowance                        (13.2%)     (25.8%)     (71.7%)
            Differences in foreign, capital gains manufacturing
                  and processing and future income tax rates         (3.7%)      (1.5%)      (2.5%)
            Application of prior years losses and scientific
                  research expenditures carried forward                --          --       (27.7%)
            Current year non-capital loss not recognized               --          --        18.2%
            Other                                                   (12.5%)     (74.1%)       7.1%
                                                                  -------     -------     -------

        Effective income tax rate                                     9.6%       88.9%      (34.6%)
                                                                  =======     =======     =======

        Net earnings before income taxes                            4,167         166       1,573
                                                                  =======     =======     =======

        Provision for (recovery of) income taxes                      401         147        (545)
                                                                  =======     =======     =======

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

11.   Income taxes, continued

      Future income taxes of the Company comprise the following:

                                                               2002        2001
                                                                  $           $

      Differences in property, plant and equipment basis      4,946      (2,829)
      Capital and non-capital losses                          6,443         759
      Tax benefit of scientific research expenditures         2,112       1,334
      Other                                                     613          56
                                                            -------     -------
                                                             14,114        (680)
      Valuation allowance                                    (4,107)       (479)
                                                            -------     -------

                                                             10,007      (1,159)
                                                            -------     -------

                                                               2002        2001
                                                                  $           $

      Future income tax asset                                10,007         663
      Future income tax liabilities                              --      (1,822)
                                                            -------     -------

                                                             10,007      (1,159)
                                                            -------     -------

      The Company has approximately $5,020 (2001 - $4,090) in Canadian scientific research expenditures, which can be carried forward indefinitely to reduce future years' taxable income. The Company also has approximately $120 (2001 - $95) in Canadian scientific research investment tax credits.

      The Company has U.S. non-capital loss carry-forwards of approximately $20,963 as at December 31, 2002 (2001 - $1,664) available to reduce future federal and state income taxes and expire in varying amounts from 2008 to 2020.

      A valuation allowance of $4,107 (2001 - $479) has been recorded to reduce the net benefit recorded in the se consolidated financial statements related to the capital and non-capital loss carry-forwards. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these future tax assets.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

12.   Supplemental cash flow information

                                                              2002      2001      2000
                                                                 $         $         $
        Changes in non-cash working capital, net of
            businesses acquired:
                Accounts receivable - trade                 (4,712)      315     1,138
                Inventories                                 (3,086)   (3,383)   (1,506)
                Prepaid expenses and other current assets      579      (404)     (295)
                Accounts payable and accrued liabilities     1,271      (135)   (1,817)
                Customer deposits                             (969)      533      (261)
                                                            ------    ------    ------

                                                            (6,917)   (3,074)   (2,741)
                                                            ======    ======    ======
        Cash paid for:
                Interest                                     1,632     1,789       851
                                                            ======    ======    ======
                Income taxes                                 1,373       405       279
                                                            ======    ======    ======

13.   Related party transactions and balances

      In addition to transactions disclosed elsewhere in these consolidated financial statements, the Company entered into the following related party transactions:

      (a) During 2002, the Company charged affiliated companies $nil for services rendered (2001 - $84).

      (b) Included in other current assets as at December 31, 2002 is $75 (2001 - $33) due from officers/directors of the Company. Subsequent to December 31, 2002, $50 was received in respect of this amount.

      (c) Included in other long-term debt as at December 31, 2001 were uncollateralized loans of $1,097 due to shareholders, which were repaid during 2002.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

14.   Commitments and contingencies

      (a) Various claims or potential claims arising in the normal course of business are pending against the Company. It is the opinion of management that these claims or potential claims are without merit and the amount of potential liability, if any, to the Company is not determinable. Management believes the final determination of these claims or potential claims will not materially affect the financial position or results of the Company. Legal counsel has concluded the outcome of these claims or potential claims is not determinable.

      (b) The Company believes, with respect to both its operations and real property that it is in material compliance with current environmental laws. Based on known existing conditions and the Company's experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its financial position, but there can be no assurance that unforeseen changes in the laws or enforcement policies of relevant governmental bodies, the discovery of changed conditions on the Company's real property or in its operations, or changes in use of such properties and any related site restoration requirements, will not result in the incurrence of significant costs. No provision has been made in these consolidated financial statements for these future costs since such costs, if any, are not determinable at this time.

      (c) In the normal course of business, the Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

      (d)   Letters of credit:

            i) An irrevocable letter of credit for $475 has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

            ii) An irrevocable letter of credit for $195 has been placed with the Commonwealth of Virginia Department of Environmental Qualities as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

            iii) Additional letters of credit totaling $28 have been placed with third parties as security on transactions occurring in the ordinary course of operations.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

14.   Commitments and contingencies, continued

      (e) Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                                          $

            2003                                                      1,672
            2004                                                      1,595
            2005                                                      1,514
            2006                                                      1,474
            2007                                                      1,339
            2008 and thereafter                                       1,430
                                                                      ------
                                                                      9,024
                                                                      ======

15.   Earnings per share

      The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options as disclosed in note 10. The number of shares for the diluted earnings per share was calculated as follows:

                                                          2002         2001         2000
        Weighted average number of shares used in
             basic earnings per share               41,547,302   32,220,352   22,975,986
        Dilutive potential of the following
             Employee/director stock options           765,034      150,191      381,744
             Warrants                                  747,459       85,392           --
                                                    ----------   ----------   ----------
        Weighted average number of shares used in
             diluted earnings per share             43,059,795   32,455,935   23,357,730
                                                    ==========   ==========   ==========

      Warrants to purchase 250,000 common shares, options to purchase 301,100 common shares and the convertible debenture convertible into 1,666,667 common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

16.   Financial Instruments

      The Company's financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, restricted cash, short term investments, accounts receivable, other receivables, accounts payable and accrued liabilities and customer deposits. The fair values of these instruments approximate their carrying value due to their short-term maturities.

      The Company's financial instruments that are exposed to credit risk include cash and cash equivalents, short term investments and accounts receivable. The Company places its cash, cash equivalents and short term investments with institutions of high creditworthiness. The Company's trade accounts receivable are not subject to a high concentration of credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that it accounts receivable credit risk exposure is limited. The Company maintains an allowance for losses based on the expected collectibility of the accounts.

      Information on the Company's other financial instruments is contained in other notes to the consolidated financial statements.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

17.   Segmented information

      Industry segments

      The Company operates in three industry segments: (a) the Food Group, processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on soy, natural and organic food products; (b) the Environmental Industrial Group, processes, distributes, and recycles industrial minerals; and (c) the Steam Explosion Technology Group, markets proprietary steam explosion technology systems for the pulp and food processing industries. The Company's assets, operations and employees are located in Canada and the United States.

                                                                                                                2002
                                                 -------------------------------------------------------------------
                                                                                            Steam
                                                                                        Explosion
                                                                 Environmental         Technology
                                                                    Industrial          Group and
                                                 Food Group              Group          Corporate       Consolidated
                                                          $                  $                  $                  $
        External revenues by market
        U.S.                                         89,088              8,305                157             97,550
        Canada                                        2,936             15,902                 --             18,838
        Other                                         4,295                215                 --              4,510
                                                 ----------         ----------         ----------         ----------

        Total revenue to external customers          96,319             24,422                157            120,898
                                                 ----------         ----------         ----------         ----------

        Interest expense                              1,034                320                 59              1,413
                                                 ----------         ----------         ----------         ----------

        Provision for (recovery of) income
             taxes                                    1,146              1,115             (1,860)               401
                                                 ----------         ----------         ----------         ----------

        Segment net earnings (loss)                   3,166              1,741             (1,141)             3,766
                                                 ----------         ----------         ----------         ----------

        Identifiable assets                          85,040             21,981              8,266            115,287
                                                 ----------         ----------         ----------         ----------

        Amortization                                  2,995                861                274              4,130
                                                 ----------         ----------         ----------         ----------

        Expenditures on property, plant and
             equipment                                3,306              1,058                100              4,464
                                                 ----------         ----------         ----------         ----------

                                                                                                                2001
                                                 -------------------------------------------------------------------
                                                                                            Steam
                                                                                        Explosion
                                                                 Environmental         Technology
                                                                    Industrial          Group and
                                                 Food Group              Group          Corporate       Consolidated
                                                          $                  $                  $                  $
        External revenues by market
        U.S.                                         66,408              5,365                359             72,132
        Canada                                          200             14,124                 --             14,324
        Other                                         3,365                  1                 --              3,366
                                                 ----------         ----------         ----------         ----------

        Total sales to external customers            69,973             19,490                359             89,822
                                                 ----------         ----------         ----------         ----------

        Interest expense                              1,423                291                 31              1,745
                                                 ----------         ----------         ----------         ----------

        Provision for (recovery of) income
             taxes                                      186                170               (209)               147
                                                 ----------         ----------         ----------         ----------

        Segment net earnings (loss)                     310                491               (782)                19
                                                 ----------         ----------         ----------         ----------

        Identifiable assets                          51,073             16,948             12,040             80,061
                                                 ----------         ----------         ----------         ----------

        Amortization                                  2,889                705                112               3706
                                                 ----------         ----------         ----------         ----------

        Expenditures on property, plant and
             equipment                                2,590              1,290                 27              3,907
                                                 ----------         ----------         ----------         ----------

        Equity accounted investment                      --                 --                366                366

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

17.   Segmented information, continued

                                                                                                                2000
                                                 -------------------------------------------------------------------
                                                                                            Steam
                                                                                        Explosion
                                                                 Environmental         Technology
                                                                    Industrial          Group and
                                                 Food Group              Group          Corporate       Consolidated
                                                          $                  $                  $                  $
        External revenues by market
        U.S.                                         42,388              3,602                236             46,226
        Canada                                          249             16,040                106             16,395
        Other                                         1,199                 --                 --              1,199
                                                 ----------         ----------         ----------         ----------

        Total sales to external customers            43,836             19,642                342             63,820
                                                 ----------         ----------         ----------         ----------

        Interest expense                                698                261                 --                959
                                                 ----------         ----------         ----------         ----------

        Provision for (recovery of) income
             taxes                                      542                 41             (1,128)              (545)
                                                 ----------         ----------         ----------         ----------

        Segment net earnings                            230              1,578                310              2,118
                                                 ----------         ----------         ----------         ----------

        Amortization                                  1,075                537                138              1,750
                                                 ----------         ----------         ----------         ----------

        Expenditures on property, plant and
             equipment                                2,907                419                 35              3,361
                                                 ----------         ----------         ----------         ----------

      Geographic segments

                                                          2002                          2001
                                   ---------------------------   ---------------------------
                                      U.S.    Canada     Total      U.S.    Canada     Total
                                         $         $         $         $         $         $
        Property, plant and
          equipment                 29,568     7,465    37,033    24,009     6,874    30,883
                                   =======   =======   =======   =======   =======   =======

        Goodwill and intangibles    11,655     3,262    14,917     9,429     1,609    11,038
                                   =======   =======   =======   =======   =======   =======

        Total assets                87,399    27,888   115,287    55,300    24,761    80,061
                                   =======   =======   =======   =======   =======   =======

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

18.   United States generally accepted accounting principles differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (U.S. GAAP) during the periods presented, except with respect to the following:

      Under U.S. GAAP, certain pre-operating costs of $276 incurred in the year ended December 31, 2002, (2001 - $32), deferred in these financial statements would be expensed. Amortization of $271 in the year ended December 31, 2002, (2001 - $161) related to pre-operating costs would not have been expensed.

      On March 11, 2002, the Company committed to grant certain employees 114,000 options to acquire 114,000 common shares at $2.15. These options were provided to employees contingent upon approval by the shareholders of the 2002 stock option plan. This approval was received on June 18, 2002. Under U.S. GAAP, the difference in stock price between the exercise price and the closing price the day immediately preceding the day of shareholders' approval is considered to be compensation expense. Accordingly, $62 would be recorded under U.S. GAAP in 2002 as stock option compensation expense.

      During 2001, the Company repriced certain options. As a result, for the year ended December 31, 2002 - $nil (2001 - $321; 2000 - $33) would be recognized as stock option compensation expense under U.S. GAAP.

      In conjunction with the issuance of the convertible debenture described in note 8 and 10 for Canadian GAAP purposes, the fair value of the convertible right was determined to be $54. For U.S. GAAP purposes, the value of the right was determined to be $383. For U.S. GAAP this amount has been measured and disclosed but will not be recorded until the option right is exercisable on November 30, 2003.

      Under U.S. GAAP, the gain on dilution in the amount of $nil in 2002 (2001
      - $nil; 2000 - $88) resulting from the dilution of the Company's ownership of the common share equity of Easton would have been excluded from income and included as a separate component of shareholder's equity as Easton is a development stage exploration company.

      Effective January 1, 2002, the Company adopted the U.S. dollar as its reporting currency. Under Canadian GAAP historical results were restated using a translation of convenience, whereas under U.S. GAAP, the consolidated financial statements would be restated on a retroactive basis. The effect of this adjustment would not be material.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

18. United States generally accepted accounting principles differences, continued

      Accordingly, the following would have been reported under U.S. GAAP:

                                                                                  2002           2001           2000
                                                                                     $              $              $
         Net earnings for the year - as reported                                 3,766             19          2,118
         Dilution gain                                                              --             --            (88)
         Pre-operating costs amortized                                             271            161             --
         Pre-operating costs capitalized                                          (276)           (32)          (482)
         Stock option compensation expense                                         (62)          (321)           (33)
         Tax effect of above items                                                   2            (52)           228
                                                                           -----------    -----------    -----------
         Net earnings (loss) for the year - US. GAAP                             3,701           (225)         1,743
                                                                           ===========    ===========    ===========

         Net earnings (loss) per share = U.S. GAAP                                0.09          (0.01)          0.07
                                                                           ===========    ===========    ===========
         Weighted average number of common shares
              Outstanding                                                   41,547,302     32,220,352     22,975,986
                                                                           ===========    ===========    ===========

         Shareholders' equity - as reported                                     49,527         43,500         20,892

         Cumulative pre-operating costs, net of amortization, net of tax           215            212            289
         Cumulative stock compensation expense                                    (416)          (354)           (33)
                                                                           -----------    -----------    -----------

         Shareholders' equity - U.S. GAAP                                       49,326         43,358         21,148
                                                                           ===========    ===========    ===========

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

                                                         2002    2001     2000
                                                            $       $        $

      Net earnings (loss) for the year - U.S. GAAP      3,701    (225)   1,743
      Currency translation adjustment                     112     971      162
                                                        -----   -----    -----
      Comprehensive income for the year                 3,813     746    1,905
                                                        =====   =====    =====

      Other U.S. GAAP disclosures

                                                                2002        2001
                                                                   $           $

      Allowance for doubtful accounts                          1,491       1,117
                                                               -----       -----
      Accrued payroll                                          1,235       1,059
                                                               =====       =====

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

19.   Comparative balances

      Certain comparative account balances have been reclassified to achieve comparability to current year's balances.

Recent accounting developments

Effective January 1, 2003, the Company will adopt, SFAS no. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, retirement obligations will be recognized when incurred and recorded as liabilities at fair value. The liability will be accreted over time through periodic charges to earnings. In addition, the asset retirement cost will be capitalized as part of the asset's carrying value and depreciated over the asset's useful life. The adoption of the new standard will not have a significant impact on the Company's results of operations or financial condition.

Effective January 1, 2003, the Company will adopt SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination, an asset retirement obligation covered by SFAS No. 143 or with a disposal activity covered by SFAS No. 144. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred provided that such fair value can be reasonably estimated. An exception applies for certain one-time termination benefits that are incurred over time. The adoption of the new standard is not expected to have a significant impact on the Company's results of operations or financial condition.

Effective January 1, 2003, the Company will adopt SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently discloses proforma net earnings and earnings per share data and will comply with the further disclosures as required by SFAS No. 148 starting in January 1, 2003.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

Supplemental Financial Information (Unaudited)

                                                    Quarter ended         Quarter ended
                                                      December 31          September 30
                                               ------------------    ------------------
                                                  2002       2001       2002       2001
Revenues                                        33,293     23,811     32,800     22,904

Cost of goods sold                              27,831     20,723     27,510     20,093
                                               -------    -------    -------    -------

Gross profit                                     5,462      3,088      5,290      2,811

Selling, general and administrative expenses     4,865      3,732      3,240      2,536
                                               -------    -------    -------    -------

Earnings (loss) before the following               597       (644)     2,050        275

Interest expense                                  (385)      (338)      (302)      (398)
Interest and other income (expense)                (15)        (4)        30        102
Foreign exchange gain (loss)                        36         19       (322)       347
                                               -------    -------    -------    -------
                                                  (364)      (323)      (594)        51
                                               -------    -------    -------    -------
Earnings (loss) before income taxes                233       (967)     1,456        326

Provision for (recovery of) income taxes           279        283        (71)       170
                                               -------    -------    -------    -------

Net earnings (loss) for the year                   512       (684)     1,527        156
                                               =======    =======    =======    =======

Net earnings (loss) per share for the year
   Basic                                          0.01      (0.02)      0.04       0.00
                                               =======    =======    =======    =======
   Diluted                                        0.01      (0.02)      0.04       0.00
                                               =======    =======    =======    =======

                                                    Quarter ended         Quarter ended
                                                          June 30              March 31
                                               ------------------    ------------------
                                                  2002       2001       2002       2001
Revenues                                        31,378     23,988     23,283     19,119

Cost of goods sold                              25,942     20,180     19,979     16,454
                                               -------    -------    -------    -------

Gross profit                                     5,436      3,808      3,304      2,665

Selling, general and administrative expenses     3,223      2,494      2,983      2,380
                                               -------    -------    -------    -------

Earnings before the following                    2,213      1,314        321        285

Interest expense                                  (306)      (519)      (422)      (489)
Interest and other income                           97        143        111         87
Foreign exchange gain (loss)                       466        (41)        (4)        27
                                               -------    -------    -------    -------
                                                   257       (417)      (315)      (375)
                                               -------    -------    -------    -------
Earnings before income taxes                     2,470        897          6        (90)

Provision for income taxes                         766        372         17        112
                                               -------    -------    -------    -------

Net earnings for the year                        1,704        525         23         22
                                               =======    =======    =======    =======

Net earnings per share for the year
   Basic                                          0.04       0.02       0.00       0.00
                                               =======    =======    =======    =======
   Diluted                                        0.04       0.02       0.00       0.00
                                               =======    =======    =======    =======

PART I - FINANCIAL INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        STAKE TECHNOLOGY LTD.

                                         /s/ Steven R. Bromley
Date    March 7, 2003
                                        Stake Technology Ltd.
                                        By Steven R. Bromley
                                        Executive Vice President
                                        & Chief Financial Officer

EXHIBIT INDEX

1.1 Certification of the Principal Executive Officer, Jeremy N. Kendall, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.2 Certification of the Principal Financial Officer, Steven R. Bromley, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.