Form 10-K/A
period 2002-12-31
STAKE TECHNOLOGY LTD
filed 2003-04-11
CIK 351834

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

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes |X| No |_|

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

                                Explanatory Note

      This Amendment No. 1 to Form 10-K (the "Form 10-K/A") of Stake Technology Ltd. for the fiscal year ended December 31, 2002, is being filed: (1) to submit certifications made by the Chief Executive Officer and Chief Financial Officer in compliance with Section 906 of the Sarbanes-Oxley Act; and (2) to amend the Supplemental Financial Information (Unaudited), the final item contained in the Notes to Consolidated Financial Statements.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------
Supplemental Financial Information (Unaudited)

                                                        Quarter ended             Quarter ended
                                                          December 31              September 30
                                                 ----------------------------------------------
                                                    2002         2001         2002         2001
Revenues                                          33,437       23,811       32,800       22,904

Cost of goods sold                                28,000       20,723       27,510       20,093
                                                 ----------------------------------------------

Gross profit                                       5,437        3,088        5,290        2,811

Selling, general and administrative expenses       4,835        3,732        3,240        2,536
                                                 ----------------------------------------------

Earnings (loss) before the following                 602         (644)       2,050          275

Interest expense                                    (383)        (338)        (302)        (398)
Interest and other income (expense)                  (20)          (4)          30          102
Foreign exchange gain (loss)                          36           19         (322)         347
                                                 ----------------------------------------------
                                                    (367)        (323)        (594)          51
                                                 ----------------------------------------------
Earnings (loss) before income taxes                  235         (967)       1,456          326

Provision for (recovery of) income taxes            (277)         283          (71)         170
                                                 ----------------------------------------------

Net earnings (loss) for the year                     512         (684)       1,527          156
                                                 ==============================================

Net earnings (loss) per share for the year
   Basic                                            0.01        (0.02)        0.04         0.00
                                                 ==============================================
   Diluted                                          0.01        (0.02)        0.04         0.00
                                                 ==============================================

                                                        Quarter ended             Quarter ended
                                                              June 30                  March 31
                                                 ----------------------------------------------
                                                    2002         2001         2002         2001
Revenues                                          31,378       23,988       23,283       19,119

Cost of goods sold                                25,942       20,180       19,979       16,454
                                                 ----------------------------------------------

Gross profit                                       5,436        3,808        3,304        2,665

Selling, general and administrative expenses       3,223        2,494        2,983        2,380
                                                 ----------------------------------------------

Earnings before the following                      2,213        1,314          321          285

Interest expense                                    (306)        (519)        (422)        (489)
Interest and other income                             97          143          111           87
Foreign exchange gain (loss)                         466          (41)          (4)          27
                                                 ----------------------------------------------
                                                     257         (417)        (315)        (375)
                                                 ----------------------------------------------
Earnings before income taxes                       2,470          897            6          (90)

Provision for income taxes                           766          372          (17)         112
                                                 ----------------------------------------------

Net earnings for the year                          1,704          525           23           22
                                                 ==============================================

Net earnings per share for the year
   Basic                                            0.04         0.02         0.00         0.00
                                                 ==============================================
   Diluted                                          0.04         0.02         0.00         0.00
                                                 ==============================================

Item 15. Exhibits, Financial Statements and Reports on Form 8-K

STAKE TECHNOLOGY LTD.                                                  Form 10-K
(a) Documents filed as part of the Report on Form 10-K.                Page
                                                                       ---------

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

      Consolidated Balance Sheets as at
      December 31, 2002 and 2001                                       F-3

      Consolidated Statements of Retained Earnings -
      For the Years ended December 31, 2002, 2001 and 2000             F-4

      Consolidated Statements of Earnings -
      For the Years ended December 31, 2002, 2001 and 2000             F-5

      Consolidated Statements of Cash Flows -
      For the Years ended December 31, 2002, 2001 and 2000             F-6

      Notes to Consolidated Financial Statements -
      For the Years ended December 31, 2002 and 2001                   F-7- F36

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

      21       -  List of subsidiaries (I)

      24       -  Powers of Attorney (I)

      99.1     -  Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002. (J)

      99.2     -  Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002. (J)

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

      (I) Previously filed as an Exhibit to Company's annual report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

      (J)   Filed herewith

      4. Filings of Form 8-K in the last Quarter of 2002

      Form 8-K filed November 6, 2002 relating to the Agreement and Plan of Merger dated as of October 25, 2002 among Opta Food Ingredients, Inc., Stake Technology Ltd. and Stake Acquisition Corp.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1984, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned. Thereunto duly authorized.

STAKE TECHNOLOGY LTD.


Steven R. Bromley                       /s/ Steven R. Bromley
Executive Vice President and            ----------------------------------------
Chief Financial Officer

Date: April 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this amendment to report below.

Signature                        Title                                                    Date
--------------------------------------------------------------------------------------------------------

 /s/ Jeremy N. Kendall                                                                    April 10, 2003
------------------------------
Jeremy N. Kendall                Chairman, Chief Executive Officer
                                 And Director (Principal Executive Officer)


 /s/ Steven R. Bromley                                                                    April 10, 2003
------------------------------
Steven R. Bromley                Executive Vice President and Chief Financial
                                 Officer (Principal Financial and Accounting Officer)


 /s/ Cyril A. Ing                                                                         April 10, 2003
------------------------------
Cyril A. Ing                     Director and Corporate Secretary


 /s/ Joseph Riz
------------------------------
Joseph Riz                       Director                                                 April 10, 2003


 /s/ Jim Rifenbergh
------------------------------
Jim Rifenbergh                   Director                                                 April 10, 2003


 /s/ Allan Routh
------------------------------
Allan Routh                      Director                                                 April 10, 2003


 /s/ Dennis Anderson
------------------------------
Dennis Anderson                  Director                                                 April 10, 2003


 /s/ Larry Anderson
------------------------------
Larry Anderson                   Director                                                 April 10, 2003


 /s/ Katrina Houde
------------------------------
Katrina Houde                    Director                                                 April 10, 2003


 /s/ Camillo Lisio
------------------------------
Camillo Lisio                    Director                                                 April 10, 2003


 /s/ Stephen Bronfman
------------------------------
Stephen Bronfman                 Director                                                 April 10, 2003


 /s/ Robert Fetherstonhaugh
------------------------------
Robert Fetherstonhaugh           Director                                                 April 10, 2003

* By his signature set forth below, Steven R. Bromley, pursuant to a duly executed power of attorney filed with the Securities and Exchange Commission as an exhibit to the report on Form 10-K, has signed this amendment to report on behalf of and as Attorney-In-Fact for this person.


/s/ Steven R. Bromley - Steven R. Bromley -Attorney-in-Fact
---------------------