Form 10-Q
period 2003-03-31
STAKE TECHNOLOGY LTD
filed 2003-05-12
CIK 351834

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                           Commission File No. 0-9989

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

                                 Yes |x| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes |x| No |_|

At April 30, 2003 registrant had 42,616,999 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $147,661,410. The Company's common shares are traded on the Nasdaq Smallcap Market tier of the Nasdaq Stock Market under the symbol STKL and The Toronto Stock Exchange under the symbol SOY.

There are 32 pages in the March 31, 2003 10-Q and the index follows the cover page.


--------------------------------------------------------------------------------

STAKE TECHNOLOGY LTD.

                                    FORM 10-Q
                                 March 31, 2003

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets as at March 31, 2003 and December 31, 2002.

            Consolidated Statements of Retained Earnings for the three months ended March 31, 2003 and 2002, and the year ended December 31, 2002.

            Consolidated Statements of Earnings for the three months ended March 31, 2003 and 2002.

            Consolidated Statements of Cash Flow for the three months ended March 31, 2003 and 2002.

            Condensed Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

            All financial information is expressed in United States Dollars The closing rate of exchange on April 30, 2003 was CDN $1 = U.S. $0.6976


--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1 -

                        Consolidated Financial Statements

                              Stake Technology Ltd.

                    For the Three Months Ended March 31, 2003


--------------------------------------------------------------------------------

Stake Technology Ltd.
Consolidated Balance Sheets
As at March 31, 2003 and December 31, 2002
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------
                                                    March 31,       December 31,
                                                         2003               2002
                                                            $                  $
--------------------------------------------------------------------------------
Assets

Current assets
Cash and cash equivalents                               1,782              7,012
Short-term investments                                     --              2,038
Accounts receivable - trade                            17,698             18,144
Note receivable                                           697              1,034
Inventories (note 4)                                   23,642             22,989
Prepaid expenses and other current assets               1,736                958
Future income taxes                                        --                115
                                                  ------------------------------
                                                       45,555             52,290

Property, plant and equipment                          37,741             37,033
Goodwill and intangibles, net                          15,245             14,917
Future income taxes                                     9,956              9,892
Other assets (note 5)                                     988              1,155
                                                  ------------------------------
                                                      109,485            115,287
                                                  ==============================
Liabilities

Current liabilities
Bank indebtedness                                       9,191              3,963
Accounts payable and accrued liabilities               17,073             19,664
Customer deposits                                       1,334                421
Current portion of long-term debt (note 6)              2,626             11,650
Current portion of long-term payables (note7)           1,190              3,458
                                                  ------------------------------

                                                       31,414             39,156

Long-term debt (note 6)                                24,125             25,099
Long-term payables (note 7)                             1,447              1,505
                                                  ------------------------------

                                                       56,986             65,760
                                                  ------------------------------
Shareholders' Equity

Capital stock (note 8)                                 39,150             38,020
Contributed surplus                                     2,914              2,914
Retained earnings                                       8,534              7,470
Currency translation adjustment                         1,901              1,123
                                                  ------------------------------
                                                       52,499             49,527
                                                  ------------------------------
                                                      109,485            115,287
                                                  ==============================

Commitments and contingencies (note 10)

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------

Stake Technology Ltd.
Consolidated Statements of Retained Earnings
For the three months ended March 31, 2003 and 2002, and the year ended December 31, 2002
Unaudited
(expressed in thousands of U.S. dollars)

----------------------------------------------------------------------------------------
                                                      Three months ended      Year ended
                                               -----------------------------------------
                                                March 31,      March 31,    December 31,
                                                     2003           2002            2002
                                                        $              $               $
----------------------------------------------------------------------------------------

Retained Earnings - Beginning of the period         7,470          3,709           3,704

Net earnings for the period                         1,064             23           3,766
                                               -----------------------------------------
Retained Earnings - End of the period               8,534          3,732           7,470
                                               =========================================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------

Stake Technology Ltd.
Consolidated Statements of Earnings
For the three months ended March 31, 2003 and 2002
Unaudited
(expressed in thousands of U.S. dollars, except per share amounts)

-------------------------------------------------------------------------------
                                                      March 31,      March 31,
                                                           2003            2002
                                                              $               $
-------------------------------------------------------------------------------

Revenues                                                 41,411          23,283

Cost of good sold                                        34,293          19,979
                                                  -----------------------------
Gross profit                                              7,118           3,304

Selling, general and administrative expenses              5,485           2,983
                                                  -----------------------------
Earnings before the following                             1,633             321

Interest expense                                           (491)           (422)
Interest and other income                                    37             111
Foreign exchange gain (loss)                                341              (4)
                                                  -----------------------------
                                                           (113)           (315)
                                                  -----------------------------
Earnings before income taxes                              1,520               6

Provision for (recovery of) income taxes                    456             (17)
                                                  -----------------------------
Net earnings for the period                               1,064              23
                                                  =============================
Net earnings per share for the period

   - Basic                                                 0.03            0.00
                                                  =============================
   - Diluted                                               0.02            0.00
                                                  =============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------

Stake Technology Ltd.
Consolidated Statements of Cash Flow
For the three months ended March 31, 2003 and 2002
Unaudited
(expressed in thousands of U.S. dollars)

----------------------------------------------------------------------------------------------------
                                                                            March 31,      March 31,
                                                                                 2003           2002
                                                                                    $              $
----------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                                                     1,064             23
Items not affecting cash
      Amortization                                                              1,178            934
      Future income taxes                                                          51            (21)
      Other                                                                        45            (24)
                                                                         ---------------------------
                                                                                2,338            912

Changes in non-cash working capital (note 9)                                   (2,729)        (2,890)
                                                                         ---------------------------
                                                                                 (391)        (1,978)
                                                                         ---------------------------
Investing activities
Decrease in short term investments                                              2,038          6,307
Acquisition of companies, net of cash acquired                                 (1,871)          (214)
Acquisition of property, plant and equipment                                   (1,229)        (1,167)
Proceeds from note receivable                                                     358            358
Other                                                                            (147)          (103)
                                                                         ---------------------------
                                                                                 (851)         5,181
                                                                         ---------------------------
Financing activities
Increase in bank indebtedness                                                   5,228          2,695
Borrowings under term debt facilities                                           7,800         15,000
Repayment of term debt and tender facilities                                  (17,819)       (15,470)
Repayment of deferred purchase consideration                                     (227)          (147)
Proceeds from the issuance of common shares, net of issuance costs              1,130             98
Financing costs                                                                   (70)          (486)
Decrease in restricted cash                                                        --            267
Purchase and redemption of Preference Shares of subsidiary companies             (130)          (105)
                                                                         ---------------------------
                                                                               (4,088)         1,852

Foreign exchange gain (loss) on cash held in a foreign currency                   100            (65)
                                                                         ---------------------------
(Decrease) Increase in cash and cash equivalents during the period             (5,230)         4,990

Cash and cash equivalents - Beginning of the period                             7,012          3,364
                                                                         ---------------------------

Cash and cash equivalents - End of the period                                   1,782          8,354
                                                                         ===========================

See note 9 for supplemental cash flow information

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

1.    Interim financial statements

      The interim consolidated financial statements of Stake Technology Ltd. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in Canada which conform, in all material respects (except as indicated in Note 12, with accounting principles generally accepted in the U.S.). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. For further information, see the Company's consolidated financial statements, and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2002.

2.    Description of business and significant accounting policies

      The Company was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. The Food Group processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on soy and other natural and organic food products. The Environmental Industrial Group processes, distributes and recycles industrial minerals. The Steam Explosion Technology Group markets proprietary steam explosion technology systems for the pulp and food processing industries. The Company's assets, operations and employees at March 31, 2003 are located in the United States and Canada.

      The Company's significant accounting policies are outlined below. These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. Differences arising from the application of accounting principles generally accepted in the United States are described in note 12.

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


--------------------------------------------------------------------------------

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

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

      Goodwill and intangibles

      The Company adopted the new CICA Handbook Section 3062 "Goodwill and Intangible Assets" on January 1, 2002. This new standard eliminated the need for amortization of goodwill and indefinite life intangible assets. Goodwill represents the excess of the purchase price over the assigned value of net assets acquired. Under the transitional provisions of the standard, a goodwill impairment test was carried out and no impairment was identified on January 1, 2002.

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

            During 2001, the Company initiated the start-up of an organic dairy business based in Canada. Certain pre-operating costs totaling $308 were deferred up to June 30, 2002 (2001 - $32). Amortization of these costs on a straight-line basis commenced in July 2002 and will result in these costs being fully amortized by December 31, 2003.

            During 2000, the Company acquired Nordic Aseptic, Inc., which was considered a start-up business from the date of acquisition to December 31, 2000. Certain operating costs, net of income earned during the pre-operating period totaling $482 were deferred. Amortization of these costs on a straight-line basis commenced in January, 2001 and will result in these costs being fully amortized by December 31, 2003.

      ii)   Deferred financing costs

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


--------------------------------------------------------------------------------

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

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

3.    Business acquisitions

      On April 11, 2003 the Company announced that it has reached an agreement to acquire 100% of the outstanding shares of Kettle Valley Dried Fruit Ltd. (Kettle Valley) and its related companies, subject to completion of required documentation and definitive agreements.

      Kettle Valley produces natural and organic fruit bars and fruit leathers with an apple base and markets these products under the Kettle Valley Real Fruit Snack and Frunola brands. The Company operates two production facilities in Summerland, British Columbia, the heart of the B.C. apple growing district, and is currently constructing a third plant in the State of Washington, the center of the apple growing district of the Western U.S. In addition, Kettle Valley produces a number of private label products for customers in the U.S., Canada and the United Kingdom. The company's products are sold through agents and distributors to the health food and mass markets as well as to various school districts who are leading the trend in improving the dietary content of student lunches.


--------------------------------------------------------------------------------

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

4.   Inventories

                                                      March 31,    December 31,
                                                           2003            2002
                                                              $               $

     Raw materials                                        7,928           7,859
     Finished goods                                      12,225          11,750
     Grain                                                3,489           3,380
                                                  -----------------------------
                                                         23,642          22,989
                                                  =============================

     Grain inventories consist of the following:
                                                      March 31,    December 31,
                                                           2003            2002
                                                              $               $

        Company owned grain                               3,550           3,338
        Unrealized gain (loss) on
          Sales and purchase contracts                     (150)            (79)
          Futures contracts                                  89             121
                                                  -----------------------------
                                                          3,489           3,380
                                                  =============================

5.   Other assets

                                                      March 31,    December 31,
                                                           2003            2002
                                                              $               $
     Pre-operating costs, net of accumulated
           amortization of $520 (2002 - $432)               268             358
     Deferred financing costs, net of accumulated
           amortization of $272 (2002 - $201)               618             619
     Other                                                  102             178
                                                  -----------------------------
                                                            988           1,155
                                                  =============================

6.   Long-term debt and banking facilities

                                                      March 31,    December 31,
                                                           2003            2002
                                                              $               $

     Term loan (a)                                       21,275          13,900
     Tender facility (b)                                     --          15,186
     Convertible debenture                                4,733           4,697
     Other long-term debt (c)                               743           2,966
                                                  -----------------------------
                                                         26,751          36,749
     Less: current portion                               (2,626)        (11,650)
                                                  -----------------------------
                                                         24,125          25,099
                                                  =============================


--------------------------------------------------------------------------------

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

6.    Long-term debt and banking facilities, continued

      (a) In March 2003 the Company amended its financing arrangement with its current lenders and entered into a syndication agreement. As part of the amendment, the term loan increased by $7,800 and a line of credit facility increased by $4,000. On March 31, 2003 the Company made a regularly scheduled repayment on the term loan of $425.

      (b) During the first quarter of 2003, the Company repaid the tender facility with proceeds from the amended term loan of $7,800, $3,500 from an increase in a line of credit facility and the utilization of $3,886 in cash.

      (c) During the first quarter the Company repaid certain other long-term debt of $2,097, in addition to making regularly scheduled repayments of $111.

7.    Long-term payables

                                                                 March 31,    December 31,
                                                                      2003            2002
                                                                         $               $

     Product rebate payable                                          1,361           1,330
     Deferred purchase consideration                                   440             667
     Preference shares of subsidiary companies                         161             291
     Payable to former shareholders of acquired companies (a)          675           2,675
                                                               ---------------------------
                                                                     2,637           4,963
     Less: Current portion                                          (1,190)         (3,458)
                                                               ---------------------------
                                                                     1,447           1,505
                                                               ===========================

      (a) During the first quarter $1,871 was paid to the former shareholders of Opta in respect of untendered shares converted to a right to receive $2.50 per share in cash as a result of the amalgamation of Stake Acquisition Corp. with Opta.

8.    Capital stock

                                                                          March 31,    December 31,
                                                                               2003            2002
                                                                                  $               $
      (a)   Issued and fully paid -
            42,547,199 common shares (December 31, 2002 - 41,984,118)        36,449          35,230
            4,101,244 warrants (December 31, 2002 - 4,224,600)                2,701           2,790
                                                                       ----------------------------
                                                                             39,150          38,020
                                                                       ============================

      (b) During the quarter ended March 31, 2003, employees and directors exercised 223,725 (March 31, 2002 - 48,100) common share options and an equal number of common shares were issued for net proceeds of $405 (March 31, 2002 - $98). Subsequent to March 31, 2003, employees exercised 19,800 common share options and an equal number of common shares were issued for net proceeds of $26.

      (c) During the quarter ended March 31, 2003, 123,356 warrants were exercised and an equal number of common shares were issued for net proceeds of $207. In addition, 216,000 compensation warrants were exercised during the quarter for net proceeds of $518. Subsequent to March 31, 2003, 50,000 warrants were exercised and an equal number of common shares were issued for net proceeds of $88. Stake Technology Ltd. Condensed Notes to Consolidated Financial Statements For the three months ended March 31, 2003 Unaudited (expressed in thousands of U.S. dollars, except per share amounts)


--------------------------------------------------------------------------------

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

8.    Capital stock, continued

      (d) During the quarter 398,750 options were granted to employees at a price range of $3.06 to $3.72.

      (e) As at March 31, 2003 there were options vested to employees and directors to acquire 1,491,930 common shares at exercise prices of $1.06 to $3.72. In additional, at March 31, 2003, options to acquire an additional 881,480 common shares at $1.06 to $3.72 have been granted to employees and directors but have not yet vested.

      (f) Employee stock options granted by the Company in 2003 and 2002 were granted at prices which approximated the value of stock on the grant date. These options vest at various dates ranging from the date of the grants to March 20, 2007 and expire two to six years subsequent to the grant date.

            The fair value of the options granted during the first quarter of 2003 was estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2002 - 0%), an expected volatility of 60% (2002 - 60%), a risk-free interest rate of 3% (2002 - 3%), and an expected life of one to six years.

            Pro-forma net earnings (loss) reflecting stock compensation for the first quarter in 2003 and 2002 are as follows:

                                                                                Three months ended
                                                                    ------------------------------
                                                                         March 31,       March 31,
                                                                              2003            2002

          Number of options granted                                        398,750          33,900
                                                                    ==============================

                                                                                 $               $

     Total fair value                                                          791             131
                                                                    ==============================
     Net earnings for the period as reported                                 1,064              23

     Stock compensation expense:
         Options vested in current year from current year grants                40               7
         Options vested in current year from prior years grants                 60              29
                                                                    ------------------------------
                                                                               100              36
                                                                    ------------------------------
     Pro-forma net earnings (loss) for the period                              964             (13)
                                                                    ==============================
     Pro-forma net earnings (loss) per common share
        - Basic                                                               0.02           (0.00)
                                                                    ==============================
        - Diluted                                                             0.02           (0.00)
                                                                    ==============================


--------------------------------------------------------------------------------

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

9.    Supplemental cash flow information

                                                                                   Three months ended
                                                                          ---------------------------
                                                                             March 31,      March 31,
                                                                                  2003           2002
                                                                                     $              $
      Changes in non-cash working capital, net of businesses acquired:
              Accounts receivable - trade                                          346        (1,036)
              Inventories                                                         (725)       (2,041)
              Prepaid expenses and other current assets                           (785)          461
              Accounts payable and accrued liabilities                          (2,478)         (599)
              Customer deposits                                                    913           325
                                                                          --------------------------
                                                                                (2,729)       (2,890)
                                                                          ==========================
     Cash paid for:
              Interest                                                             304           424
                                                                          ==========================
              Income taxes                                                         418            65
                                                                          ==========================

10.   Commitments and contingencies

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


--------------------------------------------------------------------------------

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

10.   Commitments and contingencies, continued


      (d)   Letters of credit:

            i) An irrevocable letter of credit for $510 has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

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

      (e) Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                                              $

            2003                                                          1,254
            2004                                                          1,595
            2005                                                          1,514
            2006                                                          1,474
            2007                                                          1,339
            2008 and thereafter                                           1,430
                                                                       --------
                                                                          8,606
                                                                       ========


--------------------------------------------------------------------------------

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

11.   Segmented information

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

                                                                                           Three months ended
                                                                                               March 31, 2003
                                                 ------------------------------------------------------------
                                                                                       Steam
                                                                                   Explosion
                                                               Environmental      Technology
                                                                  Industrial       Group and
                                                  Food Group           Group       Corporate     Consolidated
                                                           $               $               $                $
      External revenues by market
      U.S                                             29,824           1,994             225           32,043
      Canada                                           4,507           3,382              --            7,889
      Other                                            1,452              24               3            1,479
                                                 ------------------------------------------------------------
      Total revenues to external customers            35,783           5,400             228           41,411
                                                 ------------------------------------------------------------
      Interest expense                                   386              90              15              491
                                                 ------------------------------------------------------------
      Provision for (recovery of) income taxes           397             121             (62)             456
                                                 ------------------------------------------------------------
      Segment net earnings (loss)                        927             284            (147)           1,064
                                                 ------------------------------------------------------------
      Identifiable assets                             82,025          22,685           4,775          109,485
                                                 ------------------------------------------------------------
      Amortization                                       876             209              93            1,178
                                                 ------------------------------------------------------------
      Expenditures on property, plant and
           equipment                                   1,111             110               8            1,229
                                                 ============================================================



--------------------------------------------------------------------------------

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

11.   Segmented information continued

                                                                                         Three months ended
                                                                                             March 31, 2002
                                                 ----------------------------------------------------------
                                                                                      Steam
                                                                                  Explosion
                                                                Environmental    Technology
                                                                   Industrial     Group and
                                                   Food Group           Group      Corporate    Consolidated
                                                            $               $              $               $
      External revenues by market
      U.S                                              17,344          2,287             75          19,706
      Canada                                               75          2,821             --           2,896
      Other                                               648             33             --             681
                                                 ----------------------------------------------------------
      Total revenues to external customers             18,067          5,141             75          23,283
                                                 ----------------------------------------------------------
      Interest expense                                    369             53             --             422
                                                 ----------------------------------------------------------
      Provision for (recovery of) income taxes              2            176           (195)            (17)
                                                 ----------------------------------------------------------
      Segment net earnings (loss)                           2            265           (244)             23
                                                 ----------------------------------------------------------
      Identifiable assets                              52,651         18,251         11,121          82,023
                                                 ----------------------------------------------------------
      Amortization                                        712            203             19             934
                                                 ----------------------------------------------------------
      Expenditures on property, plant and
           equipment                                      699            397             71           1,167
                                                 ----------------------------------------------------------

      Geographic segments

                                                                  March 31,                           December 31,
                                                                       2003                                   2002
                                  -----------------------------------------    -----------------------------------
                                         U.S.         Canada          Total        U.S.        Canada        Total
                                            $              $              $           $             $            $
      Property, plant and
        equipment                      29,713          8,028         37,741      29,568         7,465       37,033
                                  =========================================    ===================================
      Goodwill and intangibles         11,666          3,579         15,245      11,655         3,262       14,917
                                  =========================================    ===================================
      Total assets                     78,445         31,040        109,485      87,399        27,888      115,287
                                  =========================================    ===================================

12.   United States generally accepted accounting principles differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (U.S. GAAP) during the periods presented, except with respect to the following:

      Under U.S. GAAP, certain pre-operating costs of $nil incurred in the quarter ended March 31, 2003, (2002 - $87), deferred in these financial statements would be expensed. Amortization of $50 in the quarter ended March 31, 2003, (2002 - $40) related to pre-operating costs would not have been expensed.


--------------------------------------------------------------------------------

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

12. United States generally accepted accounting principles differences, continued

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

      Accordingly, the following would have been reported under U.S. GAAP:

                                                                                  Three months ended        Year ended
                                                                     -------------------------------------------------
                                                                         March 31,         March 31,      December 31,
                                                                              2003              2002              2002
                                                                                 $                 $                 $

      Net earnings for the period - as reported                              1,064                23             3,766

      Pre-operating costs amortized                                             90                40               271
      Pre-operating costs capitalized                                           --               (87)             (276)
      Stock option compensation expense                                         --                --               (62)
      Tax effect of above items                                                (27)               19                 2
                                                                     -------------------------------------------------
      Net earnings (loss) for the period - U.S. GAAP                         1,127                (5)            3,701
                                                                     =================================================
      Net earnings (loss) per share - U.S. GAAP                               0.03              0.00              0.09
                                                                     =================================================
      Weighted average number of common shares
       Outstanding                                                      42,290,857        41,110,488        41,547,302
                                                                     =================================================
      Shareholders' equity - as reported                                    52,499            43,701            49,527
      Cumulative pre-operating costs, net of amortization,
       net of tax                                                             (152)             (413)             (215)
      Cumulative stock compensation expense                                   (416)             (353)             (416)
                                                                     -------------------------------------------------
      Shareholders' equity - U.S. GAAP                                      51,931            42,935            48,896
                                                                     =================================================


--------------------------------------------------------------------------------

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

12. United States generally accepted accounting principles differences, continued

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

                                                               Three months ended       Year ended
                                                       -------------------------------------------
                                                         March 31,      March 31,     December 31,
                                                              2003           2002             2002
                                                                 $              $                $

      Net earnings (loss) for the period - U.S. GAAP         1,127             (5)           3,701
      Currency translation adjustment                          778            (80)             112
                                                       -------------------------------------------
      Comprehensive income (loss) for the period             1,905            (85)           3,813
                                                       ===========================================

      Other U.S. GAAP disclosures

                                                      March 31,     December 31,
                                                           2003             2002
                                                              $                $

      Allowance for doubtful accounts                       626              709
                                                 ===============================
      Accrued payroll                                     1,600            1,235
                                                 ===============================

13.   Adoption of FIN 45 "Accounting for Guarantees"

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which imposes new disclosure and liability-recognition requirements for financial guarantees, performance guarantees, indemnifications and indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim and annual periods ending after December 15, 2002. As the Company did not have any material guarantees outstanding, the issuance of FIN 45 did not have an effect on the Company's financial statements.

14.   Comparative balances

      Certain comparative account balances have been reclassified to achieve comparability to current year's balances.


--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 2 -

Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

On April 11, 2003 the Company announced that it has reached an agreement to acquire 100% of the outstanding shares of Kettle Valley Dried Fruit Ltd. (Kettle Valley) and its related companies, subject to completion of required documentation and definitive agreements.

Kettle Valley produces natural and organic fruit bars and fruit leathers with an apple base and markets these products under the Kettle Valley Real Fruit Snack and Frunola brands. The Company operates two production facilities in Summerland, British Columbia, the heart of the B.C. apple growing district, and is currently constructing a third plant in the State of Washington, the center of the apple growing district of the Western U.S. In addition, Kettle Valley produces a number of private label products for customers in the U.S., Canada and the United Kingdom. The company's products are sold through agents and distributors to the health food and mass markets as well as to various school districts who are leading the trend in improving the dietary content of student lunches.

In March 2003, the Company amended its financing arrangements. The amendment syndicated the financing arrangement to a group of banks which includes existing lenders and increased the term loan by $7,800 to $21,700 ($21,275 as at March 31, 2003). In addition, the U.S. line of credit facility was increased by $4,000 to $9,000. The Company used the incremental proceeds on the term loan, drew on the U.S. line of credit facility to the extent of $3,500 and utilized $3,886 of cash on hand to repay the tender facility which had been obtained to finance the acquisition of Opta Food Ingredients, Inc. The term loan is repayable quarterly and is intended to amortize over seven years. The term loan has a two year maturity at which point the facility is renewable at the option of the lender and the Company. The Company fully expects to renew this facility.

Operations For the Three Months ended March 31, 2003 Compared With the Three Months Ended March 31, 2002

Consolidated

Revenues in the first three months of 2003 increased by 77.9% to $41,411 from $23,283 in the first three months of 2002 and the Company's net earnings for the first three months in 2003 were $1,064 or $0.03 per common share compared to $23 or $0.00 per common share for the first three months of 2001. The increase in the Company's revenues is due to a number of factors including increased sales of aseptic packaged soymilk products, increased sales of bulk grains and specialty beans, the impact of the acquisitions of Organic Kitchen, Wild West, Simply Organic and Opta and the start-up of the Company's organic diary operation, Sunrich Valley.

Earnings increased significantly over the same period in 2002 due to the turn around at Nordic Aseptic, improved market/economic conditions that impacted the Environmental Industrial Group, the earnings from acquisitions noted above and the foreign exchange gain as a result of the appreciation of the Canadian dollar.

EBITDA(1) (earnings before interest, taxes, depreciation and amortization) increased 152% to $3,152 versus $1,251 in 2002.

U.S. readers should note that due to differences between Canadian and U.S. GAAP, the earnings for the three months ended March 31, 2003 under U.S. GAAP are $1,127 or $0.03 per common share versus a loss of $5 or $0.00 per common share in the same period in 2002. Note 12 to the consolidated financial statements itemizes these differences.

(1) EBITDA is not a recognized measure under Canadian or United States generally accepted accounting principles (GAAP)/ Management believes that in addition to net income, EBITDA is a useful supplemental measure as it provides investors with an indication of earnings from operations prior to debt service, amortization and income taxes. Investors should be cautioned however, EBITDA should not be construed as an alternative to net income determined in accordance with GAAP as an indicator of Stake's performance or to cash flows from operating, investing and financing activities as a measure of liquidity and cash flows. Stake's method of calculating EBITDA may differ from other companies and accordingly, EBITDA may not be comparable to measures used by other companies. As such, the Company's EBITDA is calculated as follows: Earnings before income taxes $1,520 (2002 - $6), interest expense $491 (2002 - $422), interest and other income ($37) (2002 - ($111)) and amortization expense $1,178 (2002 -
$934).


--------------------------------------------------------------------------------

Cost of goods sold increased by 71.6% to $34,293 for the three months ended March 31, 2003 compared to $19,979 for the three months ended March 31, 2002. Consistent with the revenue analysis above, the increase in cost of goods sold is related to the revenue increase resulting from increased sales of certain food based products and the acquisitions completed in 2002.

The Company's consolidated gross margin increased to 17.2% for the three months ended March 31, 2003 versus 14.2% in the three months ended March 31, 2002. The improvement in gross margin is attributable to improvements in efficiencies at Nordic Aseptic and other Food Group operations, as well as the impact of higher gross margins in the acquired businesses.

Selling, general and administrative expenditures of $5,485 increased to 13.2% of revenues in the three months ended March 31, 2003 compared to $2,983 or 12.8% of revenues for the three months ended March 31, 2002. The increase in administrative costs is mainly due to the acquisitions completed in 2002 and the incremental legal costs related to the Company's legal proceeding against a former supplier for failure to adhere to the terms of a supply contact, as detailed in Part II - Other Information.

Interest expense increased to $491 in the three months ended March 31, 2003 from $422 in the three months ended March 31, 2002. The increase in borrowing costs reflects the increase in borrowings to support the acquisition of Opta in December of 2002.

Interest and other income decreased to $37 in the three months ended March 31, 2003 from $111 in the three months ended March 31, 2002, primarily due to lower cash/investment balances versus the prior year.

Foreign exchange gain increased to $341 from a loss of $4 in the same period in 2002 as a result of the significant appreciation of the Canadian dollar.

The provision for income taxes in the first three months of 2003 reflects the Company's estimated effective tax rate in 2003 of 30%.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with the current year presentation which eliminates all intercompany charges for segmented reporting purposes)

Food Group

The Food Group contributed $35,783 of 86.4% of total Company consolidated revenues in the first three months of 2002 versus $18,067 or 77.6% in the same period in 2002. The increase of $17,716 or 98.0% in Food Group revenues was due primarily to increased sales of aseptic packaged soymilk, an increase in sales of bulk grains and specialty beans and the acquisitions and start-up completed in 2002. The increase in food revenues as a percentage of consolidated revenues reflects the Company's continued growth via acquisitions in the natural and organic food industry and the inherently higher internal growth rates associated with these businesses.

Gross margin in the Food Group increased by $3,825 in the three months ended March 31, 2003 to $5,825 or 16.3% compared to $2,000 or 11.1%, in the same period in 2002. The increase in gross margin reflects the turnaround at the Nordic Aseptic packaging operation and the acquisitions completed in 2002.

Selling, general and administrative expenses increased to $4,116 in the three months ended March 31, 2003 versus $1,679 in the three months ended March 31, 2002. The increase is due primarily to acquisitions completed in 2002 and legal costs associated with an action against a former supplier for failure to adhere to the terms of a supply contact, as detailed in Part II - Other Information.

Interest expense increased to $386 in the three months ended March 31, 2003 versus $369 in the three months ended March 31, 2002. The increase was due to the acquisitions completed in 2002.

Net earnings in the Food Group were $927 in the three months ended March 31, 2003 compared to earnings of $2 in the three months ended March 31, 2002 due to the factors noted above.


--------------------------------------------------------------------------------

Environmental Industrial Group

The Environmental Industrial Group contributed $5,400 or 13.0% of the total Company consolidated revenues in the first three months of 2003, versus $5,141 or 22.1% in 2002. Revenues were favourably impacted by the improvement in the market and economic conditions in the steel and foundry businesses and a resurgence in demand for abrasives.

Gross margin in the Environmental Industrial Group was $1,066 in the three months ended March 31, 2003 versus $1,229 in the three months ended March 31, 2002. As a percentage of revenues, gross margin decreased to 19.7% in the first three months of 2003 from 23.9% in the first three months of 2002. The decrease in margin is due primarily to a relocation of certain plant operating costs from selling, general and administrative expenses to cost of goods sold in 2003 of approximately $200 (after adjustment for the reallocation, 2002 gross margin was 20.0%).

Selling, general and administrative expenses decreased to $536 in the three months ended March 31, 2003 versus $729 in the three months ended March 31, 2002. The decrease is mainly due to the reallocation noted above.

Interest expense increased to $90 in the first three months of 2003 versus $53 in the first three months of 2002. The increase was mainly due to cash utilization due to payments made as part of the acquisition of Virginia Materials in 2001.

Net earnings were $284 in the three months ended March 31, 2003 versus $265 in the three months ended March 31, 2002.

Steam Explosion Technology Group

Revenues of $228 for the three months ended March 31, 2003 were primarily derived from licence fees earned in the quarter in addition to licence fees of $150 relating to 2002 recorded in 2003 as collection has become reasonably assured.

Selling, general and administrative expenses were $66 for the first three months of 2003 compared to $57 for the same period in 2002. These costs reflect payroll and related expenses required to manage and maintain the business.

Net earnings were $113 versus net earnings of $11 in the same period in 2002.

Corporate Activities

Selling, general and administration expenses were $767 in the three months ended March 31, 2003 versus $518 in the three months ended March 31, 2002. The increase was due to an increase in the costs of administering a growing public company and an increase in the amortization of financing fees.

Liquidity and Capital Resources at March 31, 2003

Current assets

Cash and cash equivalents decreased to $1,782 at March 31, 2003 (December 31, 2002 - $7,012), primarily due to the repayment of the tender facility in March 2003.

The short term investments held at December 31, 2002 consisted of short-term money market investments with maturity dates greater than 90 days from acquisition, obtained in the acquisition of Opta. These short term investments matured prior to March 31, 2003.

Trade accounts receivable decreased to $17,698 at March 31, 2003 from $18,144 at December 31, 2002. Trade receivables at March 31, 2003 attributable to the Food Group were $14,026 (December 31, 2002 - $14,889). The decrease was primarily due to the collection of a contract cancellation fee subsequent to year-end, offset by the impact of increased sales in the quarter. Trade receivables in the Environmental Industrial Group were $3,447 (December 31, 2002 - $3,255). The Steam Explosion Technology Group has a receivable of $225 related to the license fee revenue recorded in the quarter (December 31, 2002 - $nil).

The note receivable of $697 (December 31, 2002- $1,034) and the product rebate payable in long-term payables of $1,361 (December 31, 2002 - $1,330) are related to an agreement with a major European based company to supply


--------------------------------------------------------------------------------
product. This agreement required the Food Group to expand a food processing plant to the customer's specifications, which was completed in 2001. In accordance with the terms of the agreement the customer pays 36 monthly instalments of $119. The agreement also requires the Company to provide the customer with a product rebate beginning October 2003 until $1,720 is repaid. Upon the application of purchase accounting in 2000, both the receivable and payable were fair valued using a discount rate of 9.5 %.

Inventories increased $653 to $23,642 at March 31, 2003 versus December 31, 2002. The Food Group accounts for $19,125 of the consolidated balance (December 31, 2002 - $18,492) and the Environmental Industrial Group $4,517 (December 31, 2002 - $4,497). The Steam Explosion Technology Group is not required to carry significant inventories. The higher balances in the Food Group are primarily due to increased inventory of finished aseptic packaged goods, raw materials and ingredients to support the increase in production and sales and higher grain inventories.

Prepaid expenses and other current assets increased $778 to $1,736 at March 31, 2003 from $958 at December 31, 2002. The increase is mainly due to an increase in prepaid insurance as a result of policy renewals in the first quarter and timing of a prepaid inventory in the Food Group.

Property, plant and equipment

In the first quarter of 2003 the Company expended $1,229 (March 31, 2002 - $1,167) on property, plant and equipment, of which, the Food Group comprised of $1,111. Key projects in the quarter included the micro filter sweetener project at the Group's operation in Alexandria, MN and the expansion of the grain cleaning and transfer system in Hope, MN. During the first quarter of 2003, $110 was expended by the Environmental Industrial Group on general additions and replacements. $8 was spent by the Steam Explosion Technology Group and the Corporate Office on computer equipment.

Goodwill and intangibles

Goodwill and intangibles increased to $15,245 March 31, 2003 from $14,917 at December 31, 2002. The increase is due primarily to foreign exchange valuation of Canadian goodwill and intangibles.

Future income taxes

The future income tax asset relates primarily to loss carry-forwards recorded on the acquisition of Opta Food Ingredients, Inc. and scientific research and development credits available in Canada.

Other assets

Other assets decreased by $167 to $988, primarily due to amortization of pre-operating costs and financing fees and a decrease in other items, offset by the capitalization of $70 in financing fees.

Current liabilities

Bank indebtedness

Bank indebtedness at March 31, 2003 was $9,191 (December 31, 2002 - $3,963). The increase relates primarily to the utilization of the line of credit facilities to repay the tender facility which occurred in March 2003.

Accounts payable and accrued liabilities decreased to $17,073 at March 31, 2003 from $19,664 at December 31, 2002. The decrease is primarily due to deferred payments to grain suppliers at December 31, 2002 , the payment of bonuses related to 2002 and the disbursement of acquisition based accruals.

Customer deposits of $1,334 at March 31, 2003 (December 31, 2002 - $421) relate to cash deposits made by Food Group customers for purchases made throughout the growing season in 2003. No recognition of revenue or accrual of costs is booked on these transactions until the goods are shipped.

Long term debt

At March 31, 2003, the Company's long-term debt, including current portion, is $26,751, a net decrease of $9,998 from December 31, 2002. The decrease relates to the repayment of the tender facility and certain other debt


--------------------------------------------------------------------------------
instruments, offset by the increase in the term debt facility of $7,800 as a result of the refinancing completed in March 2003.

Long-term payables

The Company had deferred purchase consideration of $440 at March 31, 2003 (December 31, 2002 - $667) related to the acquisition of Virginia Materials. The deferred purchase consideration is paid on the purchase of the vendor's inventory as acquired by the Company. It is expected that it will take approximately 4 to 6 months from March 31, 2003 to satisfy this liability.

The Preference Shares of subsidiary companies were reduced to $161 from $291 as a result of regularly scheduled repurchases in the quarter and an additional repurchase of preferred shares related to a settlement with a former director relating to certain actions taken while he was the president of an operating division.

Payable to former shareholders of acquired companies decreased by $2,000 to $675 at March 31, 2003. The reduction is due primarily to the payment for the untendered shares of the former shareholders of Opta, in addition to payments related to the acquisition of Virginia Materials.

Cash flow

For the quarter ended March 31, 2003, cash flow provided by operations before working capital changes was $2,338 an increase of 156% versus 2002 (March 31, 2002 - $912). The increase is due primarily to improvement in earnings and higher amortization charges in the first quarter of 2003 versus 2002.

Cash flow used in operations after working capital changes was ($391) for the three months ended March 31, 2003 (March 31, 2002 - ($1,978)), reflecting the utilization of funds for non-cash working capital of ($2,729) (March 31, 2002 - ($2,890)). This utilization consists principally of an increase in inventory of ($725), a decrease in accounts payable and accrued liabilities of ($2,478) and an increase in prepaids and other current assets of ($785), offset by a decrease in accounts receivable of $346 and an increase in customer deposits of $913. The working capital deficiencies in the first quarter are comparable to the same period in the prior year, which reflects the impact of seasonality of the business on working capital, including the purchase and payment method with grain suppliers in the Food Group and the economic market seasonality in the Environmental Industrial Group.

Cash used in investing activities was ($851). The Company sold its short term investments for proceeds of $2,038 (March 31, 2002 - $6,307) and received payments on a note receivable of $358 (March 31, 2002 - $358), partially offset by acquisitions of property, plant and equipment of ($1,229) (March 31, 2002 - ($1,167)), and payment for the acquisition of Companies, in this case to the former shareholders of Opta, of ($1,871) (March 31, 2002 - ($214)).

Cash used in financing activities was ($4,088) in the quarter (March 31, 2002 - $1,852), which consists primarily of an increase in bank indebtedness of $5,228 (March 31, 2002 - $2,695), proceeds from the issuance of common shares of $1,130 (March 31, 2002 - $98), offset by net debt repayments of ($10,019) (March 31, 2002 - ($470)), deferred purchase consideration payments of ($227) (March 31, 2002 - ($147)) and financing costs of ($70) (March 31, 2002 - ($486)).

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

Debt in both fixed rate and floating rate interest carry varying degrees of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As of March 31, 2003, the weighted average interest rate of the fixed rate term debt including the convertible debenture was 9.10% and $5,476 of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $21,275 at an interest rate of 3.78% is outstanding at March 31, 2003. The Company's looks at varying


--------------------------------------------------------------------------------
factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency, and since January 1, 2002 the United States dollar has been the Company's reporting currency. Canadian subsidiaries and corporate office use the Canadian dollar as their functional currency. The subsidiaries are subject to risks typical of multi-jurisdiction businesses, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. During the first quarter the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from CDN $1.5776 at December 31, 2002 to CDN $1.4678 at March 31, 2003 for each U.S. dollar. The net effect of this appreciation has been a $341 exchange gain and a $1,119 increase in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company's net assets by $1,886. These changes would flow through the Company's cumulative translation adjustment account in shareholders' equity.

The Food Group and the Environmental Group Canadian operations have U.S. based receivables and payables that on a net basis provide limited exchange exposure. The Food Group U.S. operations have no exposure to other currencies since all sales are made in U.S. dollars. It is the Company's intention to hold funds in the currency in which the funds are likely to be used, which will from time to time, potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that counterparty to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. As at March 31, 2003, the quantity of grain not hedged is not significant and therefore a change in the market price would not have a material impact. There are no futures contracts in the Environmental Industrial Group or the Steam Explosion Technology Group or related to Corporate activities.

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of disclosure controls pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuing that all material information has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

The Food Group continues to pursue a suit against a supplier for failure to adhere to the terms of a contract. The Company and its legal counsel believe that this claim has merit. The Company has ceased co-packing arrangements under the existing contract and has commenced packing under separate arrangements. It cannot however be determined if there will be any recovery by the Company at this time and the Group is expensing the costs of


--------------------------------------------------------------------------------
pursuing this suit on a monthly basis. Other than this action, the Group has not been and is not currently party to any material litigation other than stated above.

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

Item 2. Changes in securities and use of proceeds - Not applicable

Item 3. Defaults on senior securities - Not applicable

Item 4. Submission of matters to a vote of security holders - Not applicable

Item 5. Other - Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits -

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K -

      i) Form 8-K filed February 5, 2003 resignation of John D. Taylor, President & C.O.O.

      ii) Form 8-K amendment filed February 14, 2003 relating to the Agreement and Plan of Merger among Opta Food Ingredients, Inc., Stake Technology and Stake Acquisition Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                STAKE TECHNOLOGY LTD.


                                                /s/ Steven R.  Bromley
Date  May 7, 2003
                                                Stake Technology Ltd.
                                                by Steven R. Bromley
                                                Executive Vice President
                                                & Chief Financial Officer


--------------------------------------------------------------------------------

                                  Certification

I, Jeremy N. Kendall, Chairman of the Board and Chief Executive Officer of Stake Technology Ltd., certify that:

      (1) I have reviewed this quarterly report on Form 10-Q of Stake Technology Ltd. for the quarter ended March 31, 2003,

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Jeremy N. Kendall
---------------------

Chairman & Chief Executive Officer
Stake Technology Ltd.
May 7, 2003


--------------------------------------------------------------------------------

                                  Certification

I, Steven R. Bromley, Executive Vice President and Chief Financial Officer of Stake Technology Ltd., certify that:

      (1) I have reviewed this quarterly report on Form 10-Q of Stake Technology Ltd. for the quarter ended March 31, 2003,

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Steven R. Bromley
---------------------

Executive Vice President & Chief Financial Officer
Stake Technology Ltd.
May 7, 2003


--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit No.
-----------

    99.1 Certification of the Principal Executive Officer, Jeremy N. Kendall, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification of the Principal Financial Officer, Steven R. Bromley, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


--------------------------------------------------------------------------------
                                       30