Form 10-K/A
period 2002-12-31
STAKE TECHNOLOGY LTD
filed 2003-07-02
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 3

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

There are 53 pages in the December 31, 2002 10-K including this page and the index after the cover page.


--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

STAKE TECHNOLOGY LTD.

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-K filed on Form 10K/A for the year ended December 31, 2002 is being filed to clarify and expand various disclosures in "Item 1. Business"; "Item 2. Properties"; "Item 6. Selected Financial Data"; "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"; "Item 7A-Quantitative and Qualitative Disclosures about Market Risk"; "Item 10. Directors and Executive Officers of the Registrant"; "Item 13. Certain Relationships and Related Transactions"; and the Consolidated Financial Statements and the Notes thereto. All information contained herein is as of March 7, 2003, and does not reflect any events or changes in information that may have occurred subsequent to March 7, 2003. For a discussion of events and developments relating to periods subsequent to such dates, see the Company's reports filed with the Securities and Exchange Commission for such subsequent periods, including the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

TABLE OF CONTENTS

FORM 10-K                                                                                                    Page
                                                                                                             ----

PART I

Item 1.    Business .........................................................................................   4
Item 2.    Properties .......................................................................................  22
Item 3.    Legal Proceedings ................................................................................  23
Item 4.    Submission of Matters to a Vote of Security Holders ..............................................  23

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ............................  24
Item 6.    Selected Financial Data ..........................................................................  26
Item 7.    Management's Discussion and Analysis of Financial Conditions and Results of Operations ...........  26
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk .......................................  39
Item 8.    Financial Statements and Supplementary Data ......................................................  40
Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .............  40

PART III

Item 10.   Directors and Executive Officers of the Registrant ...............................................  41
Item 11.   Executive Compensation ...........................................................................  47
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ...  49
Item 13.   Certain Relationships and Related Transactions ...................................................  49
Item 14.   Controls and Procedures ..........................................................................  49

PART IV

Item 15.   Exhibits, Financial Statements Schedules and Reports on Form 8-K .................................  50
           Index to Consolidated Financial Statements .......................................................  50

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

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

=========================================

RATES                               2002
-----------------------------------------
Last Day (1)                      $0.6331
-----------------------------------------
Average (2)                       $0.6373
-----------------------------------------
High (3)                          $0.6618
-----------------------------------------
Low (3)                           $0.6199
=========================================

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

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

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

The Food Group, which represents approximately 80% of consolidated revenues, consists of the SunRich Food Group (SunRich), recently acquired Opta Food Ingredients, Inc. (Opta) and the newly formed Canadian Organic Food Group. These groups form the backbone of the Company's vertically integrated food operations, focused on the natural and organic foods markets. SunRich produces organic and non-genetically modified (non-GMO) food ingredients with a specialization in soy and other natural and organic food products. SunRich is headquartered at 3824 - 93rd Street S.W., Hope, Minnesota, 56046-0128, telephone: (507) 451-3316, fax:
(507) 451-2910, e-mail: info@sunrich.com and web site: www.sunrich.com. Opta is the worlds largest supplier of oat fiber to the food industry based upon management's knowledge of these markets. Its mission is to resolve its customer's product formulation challenges through innovating, manufacturing and selling proprietary ingredients to improve the nutritional content, healthfulness, texture and taste of foods. Opta is headquartered at 25 Wiggins Avenue, Bedford, Massachusetts, 01730, telephone: (781) 276-5100, fax (781) 276-5101, email: customer_service @opta-food.com and web site: www.opta-food.com. The Canadian Organic Food Group consists of the 2002 acquisitions of Wild West Organic Harvest Co-operative Association (Wild West) of Richmond, British Columbia, Simply Organic Co. Ltd. (Simply Organic) of Toronto, Ontario, Organic Kitchen of Toronto, Ontario and Sunrich Valley, a new division launched in 2002. Wild West is well established and specializes in the distribution of natural and organic foods throughout Western Canada. Simply Organic is a growing natural and organic foods distribution business serving the Central Canada market. Organic Kitchen provides organic feeds and partners with processors to market organic poultry and other organic meat products. Sunrich Valley markets a full line of organic dairy products under the brand name mu. For details contact their respective web sites are as follows: www.wildwestorganicharvest.com; www.organickitchen.com and www.muorganics.com.

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

The Steam Explosion Technology Group, a division of Stake, is located on the corporate property of the Company in Norval, Ontario. This division holds numerous patents on its steam explosion process and is marketing this clean pulping system with a special focus on China, the world's largest user of non-woody pulp. The Steam Explosion Technology uses high temperature and pressure rather than chemicals to process non-woody fibers into pulp which can be used to produce various paper products. The Group is also pursuing opportunities to leverage this technology to North American companies for food grade applications, primarily to convert complex sugars into food grade sweeteners. The Steam Explosion Technology Group can be contacted at 2838 Hwy 7, Norval, Ontario, L0P 1K0, telephone: (905) 455-1990, fax: (905) 455-2529,
e-mail: info@staketech.com and web site: www.steamexplosion.com.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Segmented Information

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

The Company provides segmented operating and financial information based on these segments. With the continued expansion of the Food Group, the Company is in the process of transitioning its management structure and related reporting systems in support of its vertically integrated food model. The Company intends to expand segmented reporting once this transition is complete and information is compiled and reviewed accordingly.

The Company's operations and assets are located in both Canada and the United States.

Acquisitions during 2002 and 2001

Food Group

Opta

On December 4, 2002, Stake completed its cash tender offer for Opta (formally listed on Nasdaq - OPTS) for $2.50 per share in accordance with the terms of its tender offer for all of the outstanding shares of Opta. Approximately 92.6% of the outstanding common shares were tendered. On December 18, 2002 the Company merged Opta with Stake Acquisition Corp., a wholly owned subsidiary. As a result the remaining 7.4% of outstanding common shares were converted to a right to receive $2.50 per share in cash from Stake.

Opta is an innovator, manufacturer and marketer of proprietary food ingredients that improve the nutritional content, healthfulness, texture and taste of its customers' food products. Opta's food ingredients are used by more than 350 food companies, including 12 of the largest U.S. consumer packaged food companies and three of the world's largest quick service restaurant chains. For the nine-month period ended September 30, 2002, Opta's sales were $21.1 million from its four manufacturing plants. As of September 30, 2002, Opta's net assets were approximately $38 million, which included approximately $9.5 million in cash and short-term investments. The acquisition of Opta is expected to be immediately accretive to future earnings of the Company.

Wild West Organic Harvest

On November 1, 2002, the Company acquired privately owned 632100 B.C. Ltd., formally operated as Wild West Organic Harvest Co-Operative Association (Wild
West), a Vancouver (Richmond), British Columbia based distributor of organic and natural food products. The purchase price included cash and contingent consideration payable upon achieving certain gross margin targets over the next two to four years. The acquisition is expected to be accretive to earnings. Wild West had annualized revenues of approximately $11.0 million in the current fiscal year.

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

Simply Organic

On December 1, 2002,. the Company acquired privately owned Simply Organic Co. Ltd. (Simply Organic), a Toronto based distributor of natural and organic food products. The purchase price included cash and contingent consideration payable upon achieving certain gross margin targets over the next two to four years. This

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3
acquisition is expected to be accretive to earnings. Simply Organic celebrated its second year in business in November, 2002 and had annualized revenues of approximately $3.5 million in the current fiscal year.

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

Organic Kitchen

On July 2, 2002, the Company acquired organic feed and related inventories, the Organic Kitchen trademark and the businesses of Organic Kitchen Inc. and Cloud Mountain Inc. (together forming Organic Kitchen). Consideration consisted of $297,000 paid in cash on closing. In addition, the Company will pay 10% of the pre-tax profits earned to December 31, 2005, up to a maximum of $1,268,000. This contingent consideration will be recorded as an increase to goodwill when the amount of the contingency is determinable. No contingent consideration was paid in 2002.

These two companies form an integrated unit which sources, blends and supplies proprietary organic feeds to organic poultry and other meat producers. The companies then partner with organic processors who package poultry and other meat products and distribute to mass marketers under private label or the Organic Kitchen(TM) brand.

Based on management's current market knowledge, Organic Kitchen is one of the only major suppliers of organic chicken in Canada, a market which is expanding rapidly with the growth in the natural and organic food industry.

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

Environmental Industrial Group

Virginia Materials

On October 31, 2001, the Company's wholly owned subsidiary, Virginia Materials acquired certain assets of Virginia Materials and Supplies, Inc. including inventory, equipment and other long-term assets as well as 51% of the outstanding common shares of International Materials & Supplies, Inc. (International Materials) for cash consideration (including acquisition costs) of $1,743,000 plus deferred purchase consideration now estimated to be $1,754,000 (previously estimated as $1,145,000) and contingent consideration. The deferred purchase consideration, consisting of the Company's purchase of the vendor's inventory, was adjusted in 2002 to reflect a revised estimate of the amount of inventory remaining to be purchased. Management estimates that the entire inventory will be acquired by the end of 2003. On November 1, 2002 Virginia Materials purchased the remaining 49% of the outstanding common shares of International Materials, for cash consideration of $125,000.

In addition, the Company agreed to pay 50% of the profits for a two-year period from the date of the acquisition. The vendor's share of profits is considered contingent consideration. The Company has amended the arrangement with

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3
the vendor of Virginia Materials and will pay $50,000 per month for the period January 1, 2003 to October 31, 2003 in lieu of 50% of profits.

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

On December 4, 2002, Stake issued to Claridge Israel LLC (Claridge), the Company's largest shareholder, a $5 million convertible debenture. If not converted the debenture is due and fully payable on November 30, 2004. Interest is payable quarterly at an annual rate of 5.5%. The debenture is convertible at the option of the holder at any time after November 30, 2003 or earlier under certain circumstances at the conversion price of $3.00 per common share. Stake has the option to repay the debenture at anytime subject to the approval of the banks which, unless waived, will be based on the Company meeting or exceeding its 2003 financial projections. In addition, the Company issued Claridge 250,000 warrants exercisable into an equivalent number of common shares of Stake at a price of $3.25 per common share. These warrants expire November 30, 2004. Claridge has collateralised the convertible debenture with a second priority security interest on certain of Stake's Canadian and U.S properties.

On March 5, 2003, the Company amended and restated the banking facility entered into in March 2002 and entered into a bank syndication arrangement. The amended facility includes a Canadian line of credit for CDN $5 million, a U.S. committed line of credit for $9 million and a two year term facility for $21.7 million, with repayments amortized over seven years. Incremental proceeds from this amended facility were used to repay the tender facility.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

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

                                  [FLOWCHART]

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

SunRich Food Group

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

The Processing Group is one of the largest soymilk concentrate producers in the U.S. based upon management estimates of the market. This group focuses on the technical processing of specialty and functional food ingredients including soymilk concentrate, soluble fiber products, natural food preservatives, grain sweeteners, custom drying and blending.

The Packaging Group focuses on the aseptic packaging of shelf stable beverages and liquid products from the Nordic Aseptic facility. The Nordic Aseptic facility has been significantly upgraded over the past two years as a result of the acquisition of a new half gallon filler, a new boiler, new mix room facilities, a new CIP (clean in place) system, two storage tanks and numerous upgrades and improvements to existing equipment. The Company has entered into a long-term agreement with a major food company to provide aseptic finished product. After a period of ongoing operating losses, Nordic Aseptic realized profitability during 2002.

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

Organic and Natural Food Ingredients: The natural and organic foods market is one of the fastest growing segments in the food industry. The Food Group markets a range of grain sweeteners and maltodextrins under the names Maisweet, Arrosweet and Oatsweet with sweeteners carrying a high dextrose equivalent (DE) and maltodextrins carrying a lower equivalent. Organic and natural vegetable oils are sold to customers throughout the United States, Hong Kong and Japan. Organic snack coatings will be launched during 2003 in response to heavy customer demand.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Custom Ingredients: The Company produces a number of unique functional food ingredients on a contract basis utilizing customer's proprietary technology. Products include:

      Benefiber: A soluble guar based fiber food ingredient, produced under a manufacturing agreement for a Japanese customer, whereby the Japanese based customer has the sole and exclusive rights to the product specifications. The product is also sold to a U.S. based customer for U.S. distribution.

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

Opta

Opta Food Ingredients, Inc. (Opta) is an innovator in the value-added food ingredients market. Opta is the worlds largest supplier of oat fiber to the food industry based upon management's knowledge and estimates of this market, a developer of value-added starch-based texturizers and resistant starches and a manufacturer of proprietary stabilizer blends.

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

Opta has added a unique portfolio of products and this has expanded the Food Group's specialty food ingredient business on the basis of two main technology platforms: fiber-based texturizers which include Canadian Harvest(TM) Oat Fibers and Stabilized Bran products, and Opta Ingredient Systems(TM) which include OptaGrade(R), OptaMist(R), OptaFil(R), CrystaLean(R), OptaMax(R), Shimizu Konjac Flour, Blanver's Best microcrystalline cellulose (MCC) and other proprietary stabilizer blends

In addition to helping food manufacturers improve the healthfulness of their food products, Opta's family of texturizing ingredients can improve the overall quality of food products, reduce formulation costs and meet specific processing requirements. The Company believes that all of its products are GRAS (Generally Regarded As Safe, see Regulation section for a further description) under current FDA regulations.

Opta's major products are as follows:

Fiber-Based Products

Canadian Harvest: Canadian Harvest Oat Fibers are a family of insoluble fiber products derived from oat hulls. Oat Fibers are used commercially to increase yield and enhance texture in ground meat products, to add strength and reduce breakage of taco shells and ice cream cones, and to enhance texture and increase the fiber content of cereals, breads, cookies and crackers. Opta also offers Canadian Harvest Stabilized Brans derived from oat, wheat

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3
and corn, as well as wheat germ. The Stabilized Brans are heat-treated to extend shelf life and ground to meet customer needs for appropriate particle size.

Opta Ingredient Systems

Opta Ingredient Systems are proprietary blends of texturizing agents and other ingredients that are primarily developed and sold for use in the dairy, salad dressing and soy-based product categories. Many of the Ingredient Systems contain one of Opta's unique and proprietary starch-based texturizers which are described below.

OptaGrade: OptaGrade is a natural, starch-based texturizing agent that is used commercially in a variety of dairy products including natural, imitation and processed cheeses, sour cream, cream cheese and cottage cheese. Fat free cheeses made with OptaGrade have shown superb meltability with none of the off-taste or rubbery texture found in most fat free and reduced fat cheeses. By using OptaGrade in cottage cheese, food manufacturers are able to reduce total formulation costs while delivering excellent taste, texture and appearance. Cottage Cheese is a two component system: the solid cheese curd and the liquid portion known as dressing. The curd is the more expensive of the two. Thus, if a high quality cottage cheese can be produced with a higher proportion of dressing than previously used, then overall formulation costs will be reduced. Opta has successfully reformulated fat-free, low fat and full fat cottage cheeses for several customers in which dressing-to-curd ratios were increased, thereby reducing overall formulation costs. These reformulations incorporated OptaGrade into the dressing. OptaGrade lends itself very well to this application in that it enhances cling of the dressing to the curd and develops the right level of viscosity. This is critical to increasing the dressing-to-curd ratio, maintaining quality and realizing the cost savings. OptaGrade is also used to improve the taste and texture of reduced fat and fat free cream cheeses. In sour cream, OptaGrade is used to create a smooth, creamy texture, and allows for a "cleaner" all natural ingredient label. Formulations for fat-reduced or fat-free sour creams typically contain several ingredients that aid in replacing the fat-like attributes of the full-fat product. These ingredients may include fairly expensive hydrocolloids such as xanthan gum, alginates, agar or others. Opta successfully reformulated the light sour cream product of a multinational consumer food company by simplifying the formulation. This was made possible due to the fat replacement and textural properties of OptaGrade. Based on direct feedback from this customer, OptaGrade improved the taste, texture and appearance of the product while reducing formulation costs by over $500,000 on an annualized basis.

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

CrystaLean: CrystaLean is an enzyme-resistant, starch-based bulking and texturizing agent designed to enhance texture and add fiber to food products including baked goods and extruded products such as cereals and snack foods and to nutrition bars and nutritional beverages.

OptaMax: OptaMax is a starch-based texturizing agent developed to increase yields and improve the texture of reduced fat natural cheese including Mozzarella, Cheddar, Colby, Monterey Jack and Feta.

Konjac Flour: Under a distribution agreement with Shimizu International, Inc. of Japan, Opta is the exclusive North American distributor for konjac flour for food ingredient applications. A unique and very versatile texturizing agent obtained from the konjac plant commonly cultivated in East Asia, konjac flour provides excellent heat and freeze thaw stability when used to thicken or gel processed foods. Based upon current sales levels, the Company does not believe the distribution agreement with Shimizu is material.

Microcrystalline Cellulose (MCC): Under a distribution agreement with Blanver Farmoquimica, Ltda. of Brazil, Opta is the exclusive distributor of MCC for food related applications in the United States. MCC, commonly known and labeled as cellulose gel, is a naturally derived stabilizer, texturizing agent and fat replacer. It is used extensively in reduced fat salad dressings, numerous dairy products including cheese, frozen desserts and whipped toppings and bakery products. Based upon current sales levels, the Company does not believe the distribution agreement with Blanver is material.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

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

Wild West is a well-established business specializing in the distribution of organic and natural foods throughout Western Canada and Simply Organic is a growing certified organic distribution business serving the Central Canada market. Combined purchasing and product sourcing opportunities exist for these operations including consolidated purchasing of organic fruits and vegetables from key suppliers and expanded distribution opportunities for certain products based on existing supply arrangements.

In April, 2002, the Company launched a full line of organic dairy products under the brand name mu, and in July 2002 acquired certain assets and the business of Organic Kitchen Inc., a company that provides organic feeds and partners with processors to market organic poultry and other meat products to the mass markets.

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

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

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

Utilizing a technically sophisticated customer account team, the Food Group believes that the most effective way to solve each customer's problem is to gain a thorough understanding of the customer at all levels, build solid working relationships throughout the customer's organization, be knowledgeable of the market segment in which the customer competes, and have a detailed technical understanding of the customer's problem as well as its preferred solution. The Company takes a multidisciplinary approach in order to achieve this level of customer understanding and service. Members of the Food Group's direct sales force are teamed up with the appropriate technical personnel to work as "consultants" in defining and developing a range of potential solutions to their formulation and product development problems. In all cases, the Food Group's strategy is to provide outstanding service and responsiveness, which the Company believes, will lead to additional opportunities with existing and

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3
prospective customers.

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

Certain food ingredient products are regulated under the 1958 Food Additive Amendments to the Federal Food, Drug and Cosmetic Act of 1938 (the "Act"), as administered by the FDA. Under the Act, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is GRAS under the conditions of its intended use by experts qualified by scientific training and experience to evaluate the safety of food ingredients. A food additive is any substance, "the intended use of which results or may reasonably be expected to

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3
result, directly or indirectly, in its becoming a component or otherwise affecting the characteristics of any food." Such pre-marketing approval for ingredients that are not GRAS, which is issued in the form of formal regulation, requires a showing both that the food ingredient is safe under its intended conditions of use and that it achieves the function for which it is intended. GRAS status can be established in two ways, either by "self-affirmation" in which the producer determines on its own that the ingredient is GRAS, or by the issuance of a "GRAS affirmation regulation" by the FDA in response to a GRAS petition. A food ingredient may be deemed GRAS under the conditions of its intended use based upon its history of common use in foods prior to 1958, or based upon scientific procedures which produce the same quantity and quality of scientific evidence as would be required for the FDA to issue a pre-market approval of the sale of a food additive.

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

The Food Group endeavours to comply in all material respects with applicable environmental regulations. Some of the key regulations include:

Air Quality - regulated by EPA and certain city/state air pollution control groups. Emission reports are filed annually.

Waste Treatment/Disposal - solid waste is either disposed of by a third-party or in some cases the Company has a permit to haul and land apply the sludge. Agreement exists with local city sewer districts to treat waste at specified levels of BOD and TSS.

Sewer - agreements with the local city sewer districts to treat waste as specified limits of BOD and TSS. This requires weekly/monthly reporting as well as annual inspection.

Hazardous Chemicals - various reports are filed with local city/state emergency response agencies to identify potential hazardous chemicals being used.

Research and Development

The Food Group has developed a number of new soy ingredients and alternatives to accommodate new product adaptation of these ingredients into various food items. The expanding interest to incorporate soy based foods in consumers' diets creates numerous opportunities to develop soy ingredients that can be incorporated into food developer's menu items. The Food Group continues to research products and processing systems that are required to serve the growing natural and organic foods markets and continues to expand in areas such as organic oils and organic snack coatings.

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

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

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

Properties

The Food Group operates from eleven processing facilities (10 owned, 1 leased) in five U.S. states and one Canadian province. The leased property is for 23,775 square feet. Monthly rent costs are currently $11,812 and increase every August 1st by 2.5% until expiry of the lease on July 31, 2005. The Group also owns and leases a number of office and distribution locations and also leases and utilizes public warehouses to satisfy its storage needs. For more details please see Item 2. - Properties.

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

This Group, like the Food Group, has also been built through several acquisitions starting with the initial acquisition of Barnes Environmental and Industrial in 1995. In 2000, George F. Pettinos (Canada) Limited (PECAL) and Temisca, Inc. were acquired followed by the acquisitions of Virginia Materials and 51% of International Materials in 2001. In late 2002, the 49% minority interest in International Materials was also acquired.

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

The distribution of products is freight sensitive for lesser value added products and is focused on the Ontario and Quebec markets while the higher value products such as abrasives and garnets are shipped throughout the U.S. The annual volume of materials processed and distributed is approximately 180,000 tonnes.

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

Major Products

Barshot/Crystalgrit: The Environmental Industrial Group has a licence agreement with Crystalgrit, Inc. from Quebec, Canada, the patent holder of "Specular Hematite as an Impact Material" which gives the Group the exclusive right to market this material in the two central Canadian provinces, Great Lakes and Northeast Atlantic

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3
region states and the state of Alabama and the non-exclusive right for the balance of North America. The Company pays 5.5% of the net sales price on products sold under the license agreement to a maximum of CDN $175,000 per year. The Group also has the first right of refusal for a licence in 5 other US states.

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

Resin Coated Sand: Based upon management's understanding of the market, the Group is a dominant supplier of resin coated sand in Ontario and Quebec via products which are manufactured at the Group's Hamilton facility and through the distribution of a U.S. sourced product. Resin coated sand is used exclusively by the foundry industry.

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

The Environmental Industrial Group is committed to providing quality products and services. The Environmental Industrial Group is ISO-9002 registered at its Waterdown and Hamilton locations. By the end of 2003, the Group is striving to have all of its operations ISO-9002 registered. ISO-9002 is an independent Quality Management System which requires documentation, standardized procedures and employee training for all processes affecting product quality and service.

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

In 1994, the Waterdown site was awarded a Certificate of Approval from the Ontario Ministry of Environment and Energy to recycle non-hazardous and hazardous solid waste. To obtain the certificate management was required to file an operations and management plan with its initial application. Along with maintaining a bond of CDN $750,000 with the Ontario Ministry of Environment, the Company is limited in the amount of hazardous waste that it can store and receive on any one day as well as the overall length of time hazardous wastes can be stored. The

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Company is subject to periodic audits by the Ministry to ensure proper storage, proper classification of hazardous wastes and security of materials as well as controls and monitoring of ground and storm water management, contingency plans and site inspections. The significance of this Certificate of Approval is that the Environmental Industrial Group can recycle certain types of solid waste, which could not be recycled without a Certificate of Approval, as many materials have been declared hazardous by the Ontario Ministry of Environment and Energy. The Certificate of Approval has no fixed expiry date, however the Company must comply with requirements listed in the terms of the Certificate of Approval, as summarized above to maintain its good standing.

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

The Group has a non-exclusive right to distribute certain high purity silica sand to the foundry industry in Quebec and Ontario for US Silica.

The Group represents Bentonite Performance Minerals, focusing on sales to the foundry market, as well as other bentonite sales to the industrial market in Quebec and Ontario.

The Group produces industrial garnet derived from a waste mining stream at its Keesville, New York facility. In addition the group has an exclusive North American Agreement to market garnet from a supplier in India and a second agreement with a supplier in China.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Regulation

The Environmental Industrial Group's business primarily involves the handling of materials, which are inorganic and mineral based. These types of materials are generally benign and do not give rise to environmental problems.

Accordingly, to date there has been low potential for environmental liabilities to arise. The Ontario Ministry of Environment and Energy has the right to inspect the Waterdown site and review the results of third party monitoring and perform its own testing. Similar rights of inspection exist at the facility in Norfolk, Virginia. Almost all of the Company's environmental regulation is standard to the respective industries with the exception of the permits in Ontario and Virginia to recycle certain types of solid waste including items listed as hazardous materials. In both locations the Company is subject to monthly reporting and periodic audits as well as having a financial bond in place with the respective government should there be a contamination.

Based on known existing conditions and the Group's experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its financial position.

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

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

StakeTech's steam explosion business is not affected by seasonality.

Major Developments in Steam Explosion Technology in 2002

In 2002, the Steam Explosion Technology Group continued to focus on marketing pulping systems to China through its agent, Pacitec Inc. (Pacitec). In 2002, Pacitec maintained its exclusive rights for the Chinese market and continues to actively pursue the sale of StakeTech Systems.

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

The Company's success in marketing to the pulp and paper industry will depend on the extent to which the StakeTech System can be shown to have advantages over the technology of existing suppliers. These existing suppliers include Ahlstrom, Kvaerner, Metso and Andritz. The Company is aware of other groups that are attempting to develop and market new pulping processes. These include the NACO process from Italy, the Saicca process from Spain and the Anbokem process from Canada.

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

In 2000, the Company received approval of a patent application made under the Patent Cooperation Treaty (PCT) agreement. This patent application covers certain proprietary equipment designs relating to the StakeTech System

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3
and this approval served as the basis for a patent application made in China in January 2001. China is a signatory to the PCT.

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

Employees

As of March 7, 2003 the Company had 564 employees broken out by division below:

       ---------------------------------------------------------------
       Divisions                                   Number of Employees
       ---------------------------------------------------------------
       Food Group                                                  475
       ---------------------------------------------------------------
       Environmental Industrial Group                               77
       ---------------------------------------------------------------
       Steam Explosion and Corporate Office                         12
       ---------------------------------------------------------------
       Total                                                       564
       ---------------------------------------------------------------

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Item 2. Properties

Food Group

The Food Group operates from the following locations which are owned unless otherwise noted:

-----------------------------------------------------------------------------------------------------------------------------
Location                     State/Province     Group/Sub Group                      Description
-----------------------------------------------------------------------------------------------------------------------------
Hope                         Minnesota          SunRich Food Group                   Head office and grain processing
-----------------------------------------------------------------------------------------------------------------------------
Alexandria-two facilities    Minnesota          SunRich Food Group                   Soymilk processing and aseptic packaging
-----------------------------------------------------------------------------------------------------------------------------
Bertha                       Minnesota          SunRich Food Group                   Drying and blending
-----------------------------------------------------------------------------------------------------------------------------
Fosston                      Minnesota          SunRich Food Group                   Processing and drying
-----------------------------------------------------------------------------------------------------------------------------
Cambridge                    Minnesota          Opta                                 Oat fiber processing
-----------------------------------------------------------------------------------------------------------------------------
Cresco                       Iowa               SunRich Food Group                   Milling
-----------------------------------------------------------------------------------------------------------------------------
Afton                        Wyoming            SunRich Food Group                   Soymilk processing
-----------------------------------------------------------------------------------------------------------------------------
Bedford                      Massachusetts      Opta                                 Head office and development center
-----------------------------------------------------------------------------------------------------------------------------
Louisville (Leased) (1)      Kentucky           Opta                                 Oat fiber production
-----------------------------------------------------------------------------------------------------------------------------
Galesburg                    Illinois           Opta                                 Starch based production
-----------------------------------------------------------------------------------------------------------------------------
Richmond (Leased) (2)        British Columbia   Wild West                            Office and distribution
-----------------------------------------------------------------------------------------------------------------------------
Mississauga (Leased) (3)     Ontario            Simply Organic                       Office and distribution
-----------------------------------------------------------------------------------------------------------------------------
St. Thomas                   Ontario            Opta                                 Brans and wheat germ production
-----------------------------------------------------------------------------------------------------------------------------
Norval                       Ontario            Sunrich Valley and Organic Kitchen   Head office
-----------------------------------------------------------------------------------------------------------------------------

      (1)   Lease has an expiry date of July 2005.

      (2)   Lease has an expiry date of September 2007.

      (3)   Lease has an expiry date of December 2007.

Environmental Industrial Group

The Environmental Industrial Group operates from the following locations which are owned unless otherwise noted:

--------------------------------------------------------------------------------------------------
Location                     State/Province     Group     Description
--------------------------------------------------------------------------------------------------
Waterdown                    Ontario            EIG       Head office, processing and distribution
--------------------------------------------------------------------------------------------------
Hamilton                     Ontario            EIG       Processing and distribution
--------------------------------------------------------------------------------------------------
Lachine                      Quebec             EIG       Distribution
--------------------------------------------------------------------------------------------------
Bruno de Guiges              Quebec             EIG       Specialty sands
--------------------------------------------------------------------------------------------------
New Orleans (Leased) (4)     Louisiana          EIG       Abrasives processing
--------------------------------------------------------------------------------------------------
Norfolk (Leased) (5)         Virginia           EIG       Processing and distribution
--------------------------------------------------------------------------------------------------
Keeseville (Leased) (6)      New York           EIG       Garnet processing and distribution
--------------------------------------------------------------------------------------------------

      (4)   Lease has an expiry date of December 2003.

      (5) Lease has an expiry date of October 2010 and an option to purchase for $2 million before October 2006.

      (6)   Lease has an expiry date of September 2010.

Steam Explosion Technology Group and Executive Offices

The Company's Executive Group, Steam Explosion Technology Group, Sunrich Valley and Organic Kitchen operations are located at 2838 Highway 7, Norval, Ontario, a property owned by the Company.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

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

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

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

Trade Prices on Nasdaq (US Dollars)

==================================================================
2002                                       HIGH              LOW
------------------------------------------------------------------
First Quarter                              $2.68             $1.97
------------------------------------------------------------------
Second Quarter                             $3.48             $2.58
------------------------------------------------------------------
Third Quarter                              $3.07             $2.31
------------------------------------------------------------------
Fourth Quarter                             $3.41             $2.39
------------------------------------------------------------------
2001                                       HIGH              LOW
------------------------------------------------------------------
First Quarter                              $1.75             $1.38
------------------------------------------------------------------
Second Quarter                             $2.45             $1.49
------------------------------------------------------------------
Third Quarter                              $2.05             $1.41
------------------------------------------------------------------
Fourth Quarter                             $2.17             $1.63
==================================================================

The following table indicates the high and low bid prices for Stake's common shares for each quarterly period since the company's listing on the Toronto Stock Exchange. The Company listed on the Toronto Stock Exchange on November 6, 2001, therefore information is only provided for the fourth quarter of 2001.

Trade Prices on TSX (Canadian Dollars)

------------------------------------------------------------------
2002                                       HIGH              LOW
------------------------------------------------------------------
First Quarter                              $4.17             $3.15
------------------------------------------------------------------
Second Quarter                             $5.39             $3.74
------------------------------------------------------------------
Third Quarter                              $4.75             $3.48
------------------------------------------------------------------
Fourth Quarter                             $5.27             $3.75
------------------------------------------------------------------
2001                                       HIGH              LOW
------------------------------------------------------------------
Fourth Quarter - 11/06/01 forward          $3.85             $2.65
------------------------------------------------------------------

At December 31, 2002, the Company has approximately 650 shareholders of record. Based on proxy requests from shareholders and nominee holders at the last annual meeting date, the Company estimates that there are at least an additional 4,000 beneficial holders of the Company's common shares.

Stake has never paid dividends on its common stock and does not anticipate paying dividends for the foreseeable future. The receipt of cash dividends by United States shareholders from a Canadian corporation, such as Stake, may be subject to Canadian withholding tax.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Issuance of securities and use of proceeds

Claridge Convertible Debenture

In December 2002, Stake issued to Claridge a $5 million convertible debenture due November 30, 2004, bearing interest at the rate of 5.5% per annum and convertible into common shares of the Company at a price of $3.00 per share on or after November 30, 2003. The funds were specifically used for the acquisition of Opta. In conjunction with the debenture, the Company issued 250,000 common share purchase warrants with an exercise price of $3.25, expiring November 30, 2004.

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

Bank Financing

The Company completed two bank refinancings in 2002 and has completed a further refinancing in March, 2003.

The first refinancing in March, 2002, was used to consolidate a number of separate banking and private lending relationships. This facility included a CDN$5 million line of credit, a $5 million line of credit, and a $15 million reducing term facility.

In November, 2002, Stake entered into a tender facility agreement with the banks for $17 million, to be used solely for the purchase of Opta's outstanding common shares pursuant to the cash tender offer.

In February, 2003, the Company entered into an amended and restated banking agreement. This amended facility increased the term debt to $21.7 million and the U.S. line of credit to $9 million. The incremental proceeds from this facility, in addition to cash on hand, were used to repay the tender facility. The term of the facility is two years with a renewal option by the lender and the Company. Principal payments are made quarterly and amortize over 7 years. The Company fully intends to renew the facility which matures in March, 2005.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Item 6. Selected Financial Data

The following information has been summarized from the Company's consolidated financial statements.

Summary (expressed in thousands of U.S. dollars, except per share amounts)

Canadian GAAP
------------------------------------------------------------------------------------------------
                                              2002       2001       2000        1999       1998
------------------------------------------------------------------------------------------------
Revenues                                   120,898     89,822     63,821      29,699     13,860
------------------------------------------------------------------------------------------------
Net earnings                                 3,766         19      2,118         957        516
------------------------------------------------------------------------------------------------
Total assets                               115,287     80,061     58,304      22,246     10,105
------------------------------------------------------------------------------------------------
Long-term debt (includes current            36,749     16,648     19,811       2,582      1,318
portion)
------------------------------------------------------------------------------------------------
Other long-term obligations including        4,963      4,487      2,516         895        619
future taxes (includes current portion)
------------------------------------------------------------------------------------------------
Basic earnings per share                     $0.09      $0.00      $0.09       $0.06      $0.04
------------------------------------------------------------------------------------------------
Diluted earnings per share                   $0.09      $0.00      $0.09       $0.06      $0.04
------------------------------------------------------------------------------------------------
Cash dividends                                  --         --         --          --         --
------------------------------------------------------------------------------------------------

Note: The above table for the years 1998 to 2001 have been converted from Canadian dollars to U.S. dollars at a rate of convenience of $1.00 U.S. to $1.5928 CDN.

United States GAAP
------------------------------------------------------------------------------------------------
                                              2002       2001       2000        1999       1998
------------------------------------------------------------------------------------------------
Revenues                                   120,898     92,362     68,445      31,836     14,880
------------------------------------------------------------------------------------------------
Net earnings                                 3,701       (231)     1,869         975        513
------------------------------------------------------------------------------------------------
Total assets                               114,929     79,708     61,450      24,550     10,497
------------------------------------------------------------------------------------------------
Long-term debt (includes current            36,749     16,648     21,044       2,849      1,369
portion)
------------------------------------------------------------------------------------------------
Other long-term obligations including        4,963      4,487      2,673         988        643
future taxes (includes current portion)
------------------------------------------------------------------------------------------------
Basic earnings per share                     $0.09     $(0.01)     $0.08       $0.06      $0.03
------------------------------------------------------------------------------------------------
Diluted earnings per share                   $0.09     $(0.01)     $0.08       $0.06      $0.03
------------------------------------------------------------------------------------------------
Cash dividends                                  --         --         --          --         --
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Exchange rates (U.S. GAAP)
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Period end                                  1.5703     1.5490     1.5000      1.4859     1.4836
------------------------------------------------------------------------------------------------
Average rate                                1.5776     1.5928     1.4852      1.4433     1.5333
------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

The Company's consolidated financial statements include the results of the organization's three principal operating groups: the Food Group, accounting for approximately 80% of 2002 revenues, with a focus on vertically integrated sourcing, processing and selling of soy and other natural and organic food products; the Environmental Industrial Group accounting for approximately 20% of 2002 revenues, with a focus on processing, distributing and recycling industrial minerals; and the Steam Explosion Technology Group accounting for less than 1% of 2002 revenues, with a focus on developing and commercializing proprietary steam explosion technology for processing of biomass into higher value products. All three operating groups are considered high growth ethical businesses, focused on environmental responsibility and the health and well being of its communities.

The Management's Discussion and Analysis (MD&A), detailed below, is presented in four parts; Results of Operations, Liquidity and Capital Resources, Business Outlook and Risks and Uncertainties, and should be read in

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3
conjunction with the audited consolidated financial statements and accompanying notes contained on pages F-1 to F-36 of this Annual Report.

In 2002, the Company adopted the United States dollar as its reporting currency for presentation of its consolidated financial statements. With the acquisitions completed in 2001 and 2002, a significant portion of the Company's revenues, assets and earnings are attributable to its U.S. based operations. Historical consolidated results have been restated using a translation of convenience for Canadian GAAP purposes, whereby all historical results have been reflected using the exchange rate in effect on December 31, 2001 of $1.00 U.S. to $1.5928 CDN.

In 2002, the Company completed four acquisitions; Organic Kitchen, Wild West, Simply Organic and Opta, and also launched a new business unit, Sunrich Valley. All four acquisitions and the business launch served to complement the Company's vertically integrated growth strategy in the rapidly vertically integrated growing, value-added natural and organic foods markets. The acquisitions of Organic Kitchen, an integrated organic poultry producer, Wild West, a Western Canada based natural and organic foods distributor and Simply Organic, a Central Canada based natural and organic foods distributor, in addition to the start-up of Sunrich Valley, which markets organic dairy products, have positioned Stake Technology Ltd. as a major player in the Canadian natural and organic foods markets. The acquisition of Opta, with operations in both the United States and Canada, further strengthened the Company's presence in the value-added food ingredients market. Opta is the world's largest supplier of oat fiber to the food industry.

In 2001, the Company acquired Jenkins and Gournoe, Inc. (First Light Foods). First Light Foods owns several trademarked brands. This acquisition complemented the Company's vertically integrated soymilk strategy.

Revenues in 2002 increased by 34.6% to $120,898,000 from $89,822,000 in 2001
(2000 - $63,821,000). Gross margin on revenues improved to 16.1% from 13.8% in the prior year (2000 - 14.4%). Net earnings for the year increased to $3,766,000 or $0.09 per basic common share compared to $19,000 or $0.00 per basic common share in 2001 (2000 - $2,118,000 or $0.09 per basic common share).

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

Operating results in 2001 decreased versus 2000 as a result of a number of factors, including the significant losses at Nordic Aseptic, weak market/economic conditions that impacted the Environmental Industrial Group, partially due to the September 11th tragedy, and increased costs of operating a growing public company.

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

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

The increase in the Company's revenues of $31,076,000 in 2002 is due to a number of factors including increased sales of aseptic packaged soymilk products of $12,808,000, increased sales of bulk grains of $9,647,000, specialty beans and dietary fiber of $3,089,000, the three acquisitions and one start-up within the Canadian natural and organic foods business in 2002 totalling $2,585,000, the acquisition of Opta Food Ingredients, Inc. in December 2002, adding $1,942,000, and the acquisitions of the business and certain assets of Virginia Materials & Supplies, Inc. and the outstanding common shares of International Materials and Supplies, Inc. (Virginia Materials) in October, 2001 of $5,351,000.

Net earnings for the year ended December 31, 2002 increased to $3,766,000 from $19,000 in 2001, due to improved financial performance at Nordic Aseptic, the Company's aseptic packaging operations of $1,990,000 after tax, as well as improved volumes and margins in dietary fiber of $624,000 after tax and certain grain and agronomy products of $276,000 after tax. In addition, cost reduction programs implemented throughout the Company and certain price increases in the Environmental Industrial Group combined with the October 2001 Virginia Materials acquisition of $1,097,000 after tax contributed to improved earnings. The Company realized reduced borrowing costs as a result of new banking arrangements implemented in 2002 of $232,000 after tax, and had a reduced effective tax rate due to the reversal of a valuation allowance recorded against tax loss carry forward of $550,000 partially offset by the write-down of the Company's 32% investment in Easton Minerals Limited of $366,000, reduction in Steam Explosion Technology earnings of $187,000 after tax and net higher corporate costs of approximately $300,000 after tax. The Company wrote down the value of the investment to $nil since the shares have not traded since early 2002 and a potential financing to facilitate a business merger in 2002 did not materialize.

U.S. readers should note that due to differences between Canadian and U.S. GAAP, the net earnings for the year ended December 31, 2002 under U.S. GAAP were $3,701,000 or $0.09 per common share versus a loss of ($231,000) or ($0.01) per common share in 2001. Note 18 to the consolidated financial statements itemizes the nature of these differences.

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

Selling, general and administrative expenditures increased 28.2% in the year ended December 31, 2002 to $14,281,000 from $11,142,000 in 2001. The increase in administrative costs is consistent with the growth in food operations, the 2002 acquisitions, the Virginia Materials acquisition completed in October 2001 and increased Corporate costs to support a rapidly growing public company. These increases were partially offset by a reduction in amortization expense as a result of the Company adopting the new CICA Handbook Section 3062 "Goodwill and Intangible Assets" on January 1, 2002, whereby goodwill and indefinite life intangibles are no longer amortized. Amortization of goodwill and intangibles included in selling, general and administrative expenses in the year ended December 31, 2001 was $492,000.

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

Interest and other income was $218,000 in the year ended December 31, 2002, compared to $326,000 in the year ended December 31, 2001. Included in the results for the year ended December 31, 2002 is a write-down of the Company's 32% investment in Easton Minerals Limited of $366,000, offset by a gain in the sale of non-core assets of $285,000, which included certain surplus real estate properties obtained in the acquisitions of Barnes Environmental International and Northern Food & Dairy, Inc.

Provision for income taxes increased to $401,000 in the year ended December 31, 2002, compared to $147,000 in 2001. The effective tax rate decreased from 88.6% in 2001 (2001 included a tax refund of $85,000 related to the reassessment of an acquired business) to 9.6% in 2002 mainly due to the realization of certain loss carry-forwards

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3
including the realization of the previously unrecorded Nordic loss carry-forwards of $550,000 and tax planning strategies implemented by the Company.

Segmented Operations Information

Food Group

The Food Group contributed $96,319,000 or 79.7% of total Company consolidated revenues in the year ended December 31, 2002 versus $69,973,000 or 77.9% in the same period in 2001. The increase of $26,346,000 or 37.7% (of which 31.4% was generated through internal growth), was due primarily to increased sales of aseptic packaged soymilk at Nordic Aseptic of $12,808,000, an increase in sales of bulk grains and specialty beans of $9,528,000, a supply contract cancellation fee of $1,557,000 and the acquisitions of the Canadian natural and organic food companies and Opta in the second half of 2002.

Gross margin in the Food Group increased by $4,364,000 in the year ended December 31, 2002 to $13,197,000, or 13.7%, from $8,833,000 or 12.6% in 2001.
The increase in gross margin reflects the positive impact of improved product margins on organic feed, dietary fiber and various other specialty processed products of $664,000, the impact of the turnaround at Nordic Aseptic of $3,262,000, cost reduction initiatives undertaken throughout the Group, the supply contract cancellation fee of $1,557,000 and acquisitions completed in 2002, offset by lower margins on bulk grains and certain retail consumer products of $862,000.

Selling, general and administrative expenses increased to $8,301,000 in the year ended December 31, 2002 versus $6,297,000 in the year ended December 31, 2001. The increase is due primarily to an increase in payroll and related costs (as the organization continues to support the growth in operations), selling, general and administrative expenses incurred through acquisitions and legal costs of approximately $200,000, due in most part to an action against a former supplier for failure to adhere to the terms of a supply contact, as detailed in
Part II - Other Information.

Interest expense decreased to $1,034,000 in the year ended December 31, 2002 from $1,423,000 in the year ended December 31, 2001. The decrease was due to the refinancing of the majority of the Group's debt in March 2002, in addition to reductions in floating interest rates on certain debt instruments versus 2001, as noted above.

The Food Group net earnings increased to $3,166,000 in the year ended December 31, 2002 from $310,000 in 2001 as a result of the improved financial performance at Nordic Aseptic, improved volumes and margins on grains, specialty beans and dietary fiber. Net earnings also benefited from internal cost control programs, the supply contract cancellation fee, a one-time gain on sale of property and the reversal of a valuation allowance on the Nordic loss carry-forwards that was previously provided.

Environmental Industrial Group

The Environmental Industrial Group contributed $24,422,000 or 20.2% of the Company's consolidated revenues in the year ended December 31, 2002, versus $19,490,000 or 21.7% in 2001, an increase of $4,932,000 or 25.3%. Revenues were favourably impacted by the acquisition of Virginia Materials in October 2001 of $5,351,000, partially offset by weak market and economic conditions in the Canadian steel and foundry businesses, the economic impact of the September 11th tragedy on the demand for abrasives and continued competition in the silica and coated sands markets.

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

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

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

Selling, general and administrative expenses were $332,000 in the year ended December 31, 2002 compared to $270,000 in 2001. These costs reflect payroll and related expenses required to manage and maintain the business and prepare for implementation of the first sale of a StakeTech Steam Explosion Pulping System in China.

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

      (d)   Letters of credit:

            i) An irrevocable letter of credit for $475,000 has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

            ii) An irrevocable letter of credit for $195,000 has been placed with the Commonwealth of Virginia Department of Environmental Qualities as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

            iii) Additional letters of credit totalling $28,000 have been placed with third parties as security on transactions occurring in the ordinary course of operations.

      (e) Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                                               $

            2003                                                       1,672,000
            2004                                                       1,595,000
            2005                                                       1,514,000
            2006                                                       1,474,000
            2007                                                       1,339,000
            2008 and thereafter                                        1,430,000
                                                                      ----------
                                                                       9,024,000
                                                                      ==========

2001 Operations Compared With 2000 Operations

Consolidated

Revenues in 2001 increased by $26,001,000 or 40.7% to $89,822,000, from
$63,821,000 in 2000. Net earnings in 2001 decreased to $19,000 or $0.00 per common share compared to $2,118,000 or $0.09 per common share for the year ended December 31, 2000. The increase in the Company's revenues in 2001 was due to a number of factors including the acquisitions of First Light Foods ($6,031,000) and Virginia Materials ($883,000) plus the full year impact of the acquisitions completed in 2000. (PECAL, Northern, Nordic and Temisca).

Earnings decreased due to a number of factors including the significant operating issues at Nordic Aseptic, weak market/economic conditions that impacted the Environmental Industrial Group, increased costs of operating a growing public organization and the reversal of a valuation allowance recorded against tax loss-carryforwards, fully realized in 2000.

U.S. readers should note that due to differences between Canadian and U.S. GAAP, the loss for 2001 under U.S. GAAP was ($231,000) or ($0.01) per common share versus earnings of $1,869,000 or $0.08 per common share in 2000. Note 18 to the audited financial statements itemizes these differences.

Cost of goods sold increased by 41.7% to $77,450,000 for the year ended December 31, 2001 compared to $54,650,000 for the year ended December 31, 2000. Consistent with the revenue analysis above, the increase in cost of good sold was related to the increase in revenues resulting from the acquisitions completed in 2000 and 2001.

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

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Interest and other income decreased to $326,000 in 2001 from $407,000 in 2000.

The effective income tax rate increased in 2001 to 88.6% (2000 - (34.6%)) due in most part to loss carry forward benefits realized in 2000 and a proportionate increase in non-deductible expenses in 2001. In 2000 the Company recorded the benefit of previously unrecognized Canadian tax loss carry forwards of $1,128,000 and provided a tax provision of $542,000 on the net earnings of the Food Group. Due to the complex US tax structure, the Company was unable to recognize the tax benefit of Nordic Aseptic's start-up losses. The Company has since restructured the Food Group, which provides for more effective tax strategies.

Food Group

The Food Group contributed $69,973,000 or 77.9% of total Company consolidated revenues in 2001 versus $43,836,000 or 68.7% in 2000. The increase of $26,137,000 in Food Group sales (59.6%) was due to a number of factors including the acquisition of First Light Foods in 2001, which contributed revenues of $6,031,000, increased revenues at Nordic in 2001 versus 2000 of $6,288,000, the impact of the Northern acquisition completed in 2000, which resulted in additional revenues of $17,652,000, partially offset by a decrease in waxy corn sales of $4,531,000.

Gross margin in the Food Group increased by $3,119,000, an increase of 54.6% to $8,833,000 in 2001, or 12.6% of revenues, versus $5,714,000 in 2000, or 13.0% of revenues, representing 71.4% of the Company's 2001 consolidated gross margin. The increase in gross margin resulted from the acquisitions noted above, combined with improved product margins on food ingredient and organic feed products, partially offset by the significant losses incurred at Nordic during the year. Excluding losses at Nordic, gross margin increased to 13.8% of revenues versus 13.0% in the prior year.

Selling, general and administrative expenses increased to $6,297,000 in 2001 versus $4,440,000 in 2000. The increase was due primarily to the acquisition of First Light Foods in 2001, the full impact of the Northern and Nordic acquisitions in 2000, increased research and development costs as a result of expanded development initiatives, the costs of a study of opportunities related to the European soy foods market, and increased payroll and related costs as the organization continues to support the growth in operations.

Interest expense on long-term debt and other interest increased to $1,423,000 in 2001 versus $698,000 in 2000. The increase was due to the impact of the acquisitions noted above, in addition to increased use of operating lines of credit throughout the year to support Nordic losses and capital expansion projects.

Pre-tax earnings of the Food Group were $496,000 in 2001 versus $772,000 in 2000. Results were positively impacted by the additions of First Light Foods and Northern, but negatively impacted by the near $2,000,000 pre-tax loss at Nordic

Net earnings improved to $310,000 in 2001 versus $230,000 in 2000.

Environmental Industrial Group

The Environmental Industrial Group contributed $19,490,000 or 21.7% of the total Company consolidated revenues, versus $19,642,000 or 30.8% in 2000. Revenues were favourably impacted by the acquisition of Virginia Materials in 2001 plus the full effect of the Temisca and PECAL acquisitions completed in 2000. These increases were partially offset by the economic impact of the September 11th tragedy on the demand for abrasives in New York City, weak market and economic conditions in the steel and foundry businesses, and increased competition in the silica sands market.

Gross margin in the Environmental Industrial Group increased to $3,256,000 in 2001 versus $3,148,000 in 2000, representing 26.3% of the Company's consolidated gross margin in 2001. The increase in gross margin resulted primarily from the acquisition offset by economic impacts as noted above. As a percentage of revenues, gross margin improved to 16.7% in 2001 from 16.0% in 2000.

Selling, general and administrative expenses increased to $2,326,000 in 2001 versus $1,512,000 in 2000. The increase was due in most part to the acquisition of Virginia Materials in 2001, the full effect of the Temisca and PECAL acquisitions in 2000 and increased costs related to provisions for doubtful accounts.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Interest expense increased to $291,000 in 2001 versus $261,000 in 2000. The increase in interest expense resulted from additional borrowings required to finance the acquisitions noted above, and increased use of operating lines at times during the year to support internal expansion projects.

Pre-tax earnings of the Environmental Industrial Group were $661,000 in 2001 versus $1,619,000 in 2000. Results were positively impacted by the additions of Virginia Materials, Temisca and PECAL, but negatively impacted by unfavourable economic and market conditions and increased competitive pressures in key product groups.

Net earnings were $491,000 in 2001 versus $1,578,000 in 2000 as a result of the factors noted above.

Steam Explosion Technology Group and Corporate Activities

Revenues for the Steam Explosion Technology Group were $359,000 in 2001 versus $343,000 in 2000. Both periods reflect revenues earned from steam explosion licence fees and consulting. No steam explosion equipment sales were recorded in either 2001 or 2000.

Gross margin in the Steam Explosion Technology Group was $283,000 in 2001 versus $309,000 in 2000. The gross margin as a percentage of revenue of 78.8% (90.1% in 2000) reflects the nature of the revenues with minimal associated cost of goods sold.

The Steam Explosion Technology Group and Corporate selling, general and administration expenses were $2,519,000 in 2001 versus $1,139,000 in 2000. The increase was due to an increase in the costs of administering a growing public company including incremental payroll and related costs, public relations and professional fees, in addition to the ongoing marketing and travel costs incurred to secure a steam explosion equipment sale in China.

The net loss before taxes of $991,000 in 2001 versus $818,000 in 2000 reflects the increase in selling, general and administration expenses noted above offset by the positive effect of exchange gains and interest and other income noted above.

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

The short term investments held at December 31, 2002 consist of short-term money market investments with maturity dates greater than 90 days from acquisition, obtained in the acquisition of Opta. The short term investments held at December 31, 2001 were funds held in a mutual fund corporation which held cash equivalents. These securities were disposed in 2002 and the proceeds invested in cash equivalents, as noted above.

Trade accounts receivable increased to $18,144,000 at December 31, 2002 from $8,377,000 at December 31, 2001. Trade receivables attributable to the Food Group as at December 31, 2002 were $14,889,000 (2001 - $5,088,000). The increase was primarily due to an increase in grain sales late in the year, an increase in sales of aseptic and soy concentrate products, the supply contract cancellation fee of $1,557,000 which was received in early 2003 and the impact of acquisitions completed in 2002. Trade receivables in the Environmental Industrial Group were $3,255,000 compared to $3,289,000 in 2001.

The note receivable of $1,034,000 at December 31, 2002 (2001 - $2,303,000) and
the product rebate payable included in long-term payables of $1,330,000 (2001 - $1,209,000) are related to an agreement with a major

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3
customer to supply product. This agreement required the Food Group to expand a food processing plant to the customer's specifications, which was completed in 2000. In accordance with the terms of the agreement the customer committed to pay 36 monthly instalments of $119,000, expiring September 2003. The agreement also requires the Company to provide the customer with a rebate based on product purchases beginning in October 2003 until such time as $1,720,000 is repaid. Upon the application of purchase accounting in 2000, both the receivable and payable were fair valued using a discount rate of 9.5 %.

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

Indefinite life trademarks, valued at $2,498,000 at December 31, 2002 remained unchanged from December 31, 2001. During the year the Company adopted the new CICA Handbook Section 3062 "Goodwill and Intangible Assets" The new standard eliminates the amortization of goodwill and certain intangibles. The Company believes that its trademarks "Rice Um" and "Soy Um", acquired through the acquisition of First Light Foods have an indefinite life and in accordance with the standard are no longer being amortized. The Company will assess the carrying value of these trademarks on an annual basis to determine if there is an impairment in their value.

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

Other assets

Other assets increased to $1,080,000 at December 31, 2002 versus $840,000 as at December 31, 2001. In 2002, the Company deferred $276,000 (December 31, 2001 - $32,000) in costs related to the start-up of an organic dairy business based in Canada. Amortization of these costs commenced in July 2002 and will be amortized on a straight-line basis to December 31, 2003. In 2000, the Company deferred $482,000 of pre-operating costs related to Nordic Aseptic, which comprised the operating losses from April to December 31, 2000 that were related to the start-up phase of the plant. This amount is being amortized equally over a 36-month period. As at December 31,

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

2002, the unamortized balance of these items is $358,000 (2001 - $353,000). Readers should note that these pre-operating costs would have been expensed under U.S. GAAP.

In 2002, the Company deferred financing related costs of $796,000 and has a net balance remaining of $619,000 at December 31, 2002 (2001 - $24,000). These costs are related to the conversion and consolidation of substantially all of the Company's and its subsidiaries' outstanding debt to one major Canadian bank and its U.S. subsidiary. While the amortization period for the term loan is seven years, these costs are being written off over two years, which represents the first renewal date of the agreement.

Investments decreased to $nil at December 31, 2002 from $366,000 at December 31, 2001 as a result of a write-down in the Company's equity investment in Easton Minerals Limited.

At December 31, 2002, other items were $103,000 versus $97,000 at December 31, 2001.

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

Long term debt

At December 31, 2002, the Company's long-term debt, including current portion, is $36,749,000, an increase of $20,101,000 from December 31, 2001. Included in long-term debt is a $13,900,000 term loan, noted above prior to the amended arrangement, a $5,000,000 convertible debenture with a fair value at December 31, 2002 of $4,697,000, $15,186,000 in a tender facility obtained to facilitate the December 2002 acquisition of Opta, and $2,966,000 in other long-term debt. The tender facility was repaid subsequent to December 31, 2002 with cash and the incremental proceeds from the amended facilities as noted above. The increase from the prior year relates primarily to incremental financing obtained to finance the acquisition of Opta in the form of the convertible debenture and the tender facility.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

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

Cash flows

Net cash and cash equivalents increased $3,648,000 during fiscal 2002 (2001 - $2,728,000) to $7,012,000 as at December 31, 2002 (2001 - $3,364,000).

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

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

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

The Company expects to continue its rapid growth through an effective balance of internal growth and acquisitions, all in support of its vertically integrated field to table strategy. Maintaining liquidity and having available sources of cash will be imperative if the Company is to continue to grow. At December 31, 2002 the Company had $9,050,000 in cash and short term investments plus $4,206,000 in unused bank lines. The new bank financing, previously described in the Business Overview and in Note 8 of the Consolidated Financial Statements, provided an additional $11,800,000 in term debt and line of credit availability. In March 2003 the Company repaid the tender facility used to acquire Opta, the term loans assumed on acquisition of Wild West and Opta, and former shareholders of Opta, for a total $19,060,000. The Company's remaining cash and unused lines plus cash generated from operations are sufficient to finance capital maintenance estimated at $1,500,000 to $2,000,000, remaining debt service of $1,475,000 and payment of the remaining current portion of long-term payables of $1,588,000, plus finance targeted internal growth and expansion within the Company's current facilities. The Company also has $1,080,000 in potential option proceeds related to options that expire in 2003 and are currently in the money. It is unknown if any proceeds will be received from these or other options and warrants that do not expire in 2003 during the year. In order to finance significant acquisitions the Company would need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a target debt to equity ratio of 0.6 to 1. Risks associated with rapid growth are detailed below.

The Company will continue to devote significant effort to increase returns on capital by improving its investment in working capital and capital projects with increased accountability and measurement.

As previously stated, the Company will continue to pursue strategic alternatives for its non-core operations; the Environmental Industrial Group and the Steam Explosion Technology Group. However, the Company will only divest itself of these operations if and when a strategy that is beneficial to the shareholders of Stake Technology Ltd. is identified. In 2002, the Environmental Industrial Group provided approximately 20% of the Company's consolidated revenues and net earnings of $1,741,000. Based on current market projections, the Company anticipates the Group's results in 2003 will improve upon 2002 results. The Steam Explosion Technology Group continues to focus on selling the steam explosion technology to the China market and is also pursuing a number of potential food applications. The outlook for the Group for 2003 is uncertain due to the time and effort required to complete the signing of each contract.

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

Future Capital Needs to Maintain Current Growth Rates

The Company's two facilities in Alexandria, MN operate at, or near, capacity on many of their processing lines. Continued growth in these operations is reliant upon the Company's ability to increase capacity through internal capital projects, new facilities or acquisition. The Company's ability to raise capital, through equity and/or debt financing, is directly related to its ability to continue to grow and improve returns from operations. Additional capital through equity financing may also result in additional dilution to the Company's current shareholders and a decrease in the share price if the Company is unable to realize returns equal to or above the Company's current return rate. The Company will not be able to maintain its growth rate and its strategy as a consolidator within the natural and organic food industries without further capital.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Food Competitors Larger Than the Company

The Company carries on its businesses in competition with companies and individuals with financial resources and staffs larger than the Company's and the Company is, therefore, subject to competitive factors over which it has little control or can otherwise affect.

Technological Innovation by Competitors Could Make the Company's Products Less Competitive

Competitors include major chemical companies, other food ingredient companies and consumer food companies that also engage in the development and sale of food ingredients. Many of these companies are engaged in the development of texturizers and other food ingredients and have introduced a number of texturizers into the market. Existing products or products under development by our competitors could prove to be more effective or less costly than any products which have been or are being developed by us.

Protection of Intellectual Property and Proprietary Rights

The Company and particularly the Food Group and Steam Technology Group depend in part, on their ability to protect intellectual property rights. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. The failure of any patents or other intellectual property rights to provide protection to our technologies would make it easier for our competitors to offer similar products, which could result in lower sales or gross margins.

Governmental Regulation and Policies

The Company and its subsidiaries are, and are expected to continue to be, subject to substantial federal, state, provincial and local environmental regulation. Specific risks to the Company would include labeling and other regulatory rules specific to the natural and organic foods industry, governed by the USDA and/or Federal Food and Drug Administration and environmental regulation with the Company's Environmental Industrial Group, regulated by the Ontario Ministry of Environment and Energy and the Commonwealth of Virginia, Department of Environment Quality, specifically related to the recycling of solid waste material. These regulations as well as others common to the industries that the Company participates in can present delays and costs that can adversely affect business development and growth. Any changes to current regulations may impact the development, manufacturing and marketing of the Company's products, and may have a negative impact on future results

Acceptance of Steam Explosion Technology

The Steam Explosion Technology Group has yet to gain wide acceptance within the industry and consequently earnings can fluctuate from quarter to quarter. Its patented steam technology, while proven, has yet to develop a firm customer base. The success of this division will depend upon its ability to promote commercial acceptance of the StakeTech System.

Lack of Dividends; Dividend Restrictions and Potential Withholding Taxes on Dividends

Stake has never paid dividends on its common shares and does not contemplate paying cash dividends in the foreseeable future. Moreover, Stake is precluded under the terms of various agreements with its creditors from paying dividends until the related indebtedness has been satisfied. It is the Company's intention to retain future earnings to fund growth. Accordingly, investors will not receive a return on investment in Stake common shares through the payment of dividends in the foreseeable future and may not realize a return on investment even if they sell their shares. Any future payment of dividends to Stake security holders will depend on decisions that will be made by the Board of Directors and will depend on then existing conditions, including the Company's financial condition, contractual restrictions, capital requirements and business prospects. Also if dividends are paid by the Company, the receipt of cash dividends by United States shareholders from a Canadian corporation, is subject to a 5 - 15% Canadian withholding tax.

Customer Concentration

The Company has one customer, the Hain Celestial Group, whose purchases from the Company in 2002 amounted to more than 10% of the Company's revenue. The Company plans to continue to mitigate this risk going forward by broadening its customer base and product offering.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

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

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at December 31, 2002, the weighted average interest rate of the fixed rate term debt was 9.0% and $7,663,000 of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $29,086,000 at an interest rate of 3.2% is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company's after tax earnings would (decrease) increase by approximately $200,000. Given the short duration of fixed rate debt changes in interest rates would have a negligible affect on fixed rate debt valuations.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and as of January 1, 2002 the United States dollar has become the Company's reporting currency. The subsidiaries are subject to risks typical of multi-jurisdiction businesses, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The Company is exposed to foreign exchange rate fluctuations as the financial results of Stake's Canadian Corporate office and its Canadian subsidiaries are translated into U.S. dollars on consolidation. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company's net assets by $2,263,000.

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

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3
market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At December 31, 2002 the Company owned 503,000 bushels of corn with a weighted average price of $2.08 and 278,000 bushels of soy beans with a weighted average price of $7.37. The Company has at December 31, 2002 net long positions on corn and soy beans of 20,000 and 13,000 bushels respectively. Therefore a change in the commodity prices would not have a material impact on the Company. There are no futures contracts in the other Food Group segments, Environmental Industrial Group, the Steam Explosion Technology Group or related to Corporate office activities.

Item 8. Financial Statements and Supplementary Data

Financial statements are set forth on pages F-1 through F-40 of this Report and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

PART III

10. Directors and Executive Officers of the Registrant

(a) Identification of directors and executive officers as at March 7, 2003 is set forth below:

===================================================================================================================================
                                     Year First                                                      Number of Shares
                                      Elected                                                          Beneficially
            Name                      Director/             Position                  Class of       Owned/Number of        % of
         Directors:           Age     Officer             With Company                 Shares         Vested Options      Class (1)
-----------------------------------------------------------------------------------------------------------------------------------
Jeremy N. Kendall             63        1978      Chairman of the Board, CEO &         Common        457,317 / 369,000      1.90%
                                                            Director
-----------------------------------------------------------------------------------------------------------------------------------
Cyril A. Ing                  70        1984         Secretary and Director            Common          61,335 / 68,875      0.30%
-----------------------------------------------------------------------------------------------------------------------------------
Joseph Riz                    55        1986          Independent Director             Common          33,600 / 69,500      0.24%
-----------------------------------------------------------------------------------------------------------------------------------
James Rifenbergh              72        1996          Independent Director             Common        313,448 / 119,500      0.99%
-----------------------------------------------------------------------------------------------------------------------------------
Allan Routh                   52        1999     Director and President of the         Common        553,781 / 140,000      1.59%
                                                       SunRich Food Group
-----------------------------------------------------------------------------------------------------------------------------------
Dennis Anderson               58        2000      Director and Executive Vice          Common        3,806,335 / 6,000      8.73%
                                                 President - SunRich Food Group
-----------------------------------------------------------------------------------------------------------------------------------
Larry (Andy) Anderson         54        2000     Director and Vice President of        Common          367,089 / 4,500      0.85%
                                                     the SunRich Food Group
-----------------------------------------------------------------------------------------------------------------------------------
Katrina Houde                 44        2000          Independent Director             Common               0 / 22,000      0.05%
-----------------------------------------------------------------------------------------------------------------------------------
Camillo Lisio                 49        2001          Independent Director             Common               0 / 22,000      0.05%
-----------------------------------------------------------------------------------------------------------------------------------
Stephen Bronfman (A)          39        2001                Director                   Common               0 / 16,000      0.04%
-----------------------------------------------------------------------------------------------------------------------------------
Robert Fetherstonhaugh (A)    47        2001                Director                   Common               0 / 16,000      0.04%
-----------------------------------------------------------------------------------------------------------------------------------
Other executive officers:
-----------------------------------------------------------------------------------------------------------------------------------
Steven R. Bromley             43        2001    Executive Vice President, Chief        Common          10,000 / 35,000      0.10%
                                                       Financial Officer
-----------------------------------------------------------------------------------------------------------------------------------
David Kruse                   35        2000      President, CEO Environmental         Common               0 / 23,500      0.05%
                                                        Industrial Group
-----------------------------------------------------------------------------------------------------------------------------------
Arthur J. McEvily             51        2002          President, CEO- Opta             Common                    0 / 0         0%
===================================================================================================================================
All Directors and Executive                                                            Common      5,602,905 / 911,875     14.94%
Officers as a group
===================================================================================================================================

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

      (A) Pursuant to a subscription agreement between the Company and Claridge and the Claridge Group dated September 28, 2001, so long as any member of the Claridge Group remains the beneficial owner of at least five percent (5%) of the Company's issued and outstanding common shares, the Company will nominate for election and recommend to its shareholders a person designated by Claridge to serve on the Company's Board of Directors. For so long as the beneficial holdings of Claridge shall be at least fifteen

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3
            percent (15%) of the Company's issued and outstanding common shares, the Company shall nominate a second designee of Claridge. Claridge currently beneficially owns more than fifteen percent (15%) of the Company's issued and outstanding common shares. Messrs. Bronfman and Fetherstonhaugh presently serve on the Company's Board pursuant to this agreement.

The Chart below details the number of vested director and executive officer options by plan and option price:

================================================================================
Employee/Director           Plan    Option Price   Expiry Date    Vested Options
-----------------           ----    ------------   -----------    --------------
Jeremy Kendall              1998       $1.06        Dec. 11/03             6,000
                            2001       $1.86        Dec. 11/03           225,000
                            2001       $1.86        Dec. 31/03           102,500
                            2001       $1.86        Dec. 31/04            27,500
                            2002       $3.00        Dec. 16/07             8,000
                                                                  --------------
                                                                         369,000
--------------------------------------------------------------------------------
Cyril Ing                   1996       $1.31        Dec. 20/05            10,000
                            2001       $1.06        Dec. 11/03             6,875
                            2001       $1.86        Dec. 11/03            18,750
                            2001       $1.86        Dec. 31/03            13,750
                            2001       $1.86        Dec. 31/04             7,500
                            1996       $2.10        Dec. 12/06             2,250
                            1996       $2.10        Dec. 31/03             3,750
                            2002       $3.00        Dec. 16/07             6,000
                                                                  --------------
                                                                          68,875
--------------------------------------------------------------------------------
Joseph Riz                  1996       $1.31        Dec. 20/05            10,000
                            1998       $1.06        Dec. 11/03             7,500
                            2001       $1.86        Dec. 11/03            18,750
                            2001       $1.86        Dec. 31/03            13,750
                            2001       $1.86        Dec. 31/04             7,500
                            1996       $2.10        Dec. 31/03             6,000
                            2002       $3.00        Dec. 16/07             6,000
                                                                  --------------
                                                                          69,500
--------------------------------------------------------------------------------
James Rifenbergh            1996       $1.31        Dec. 20/05            10,000
                            1998       $1.06        Dec.11/03              7,500
                            1999       $1.06        Aug. 01/05            50,000
                            2001       $1.86        Dec. 11/03            40,000
                            1998       $2.10        Dec. 31/03             6,000
                            2002       $3.00        Dec. 16/07             6,000
                                                                  --------------
                                                                         119,500
--------------------------------------------------------------------------------
Allan Routh                 1999       $1.06        Aug. 01/05           140,000
--------------------------------------------------------------------------------
Dennis Anderson             1999       $1.31        Oct. 01/05             6,000
--------------------------------------------------------------------------------
Larry (Andy) Anderson       1999       $1.31        Oct. 01/05             4,500
--------------------------------------------------------------------------------
Katrina Houde               1996       $1.31        Dec. 20/05            10,000
                            1998       $2.10        Dec. 31/03             6,000
                            2002       $3.00        Dec. 16/07             6,000
                                                                  --------------
                                                                          22,000
--------------------------------------------------------------------------------
Camillo Lisio               2001       $1.61        Aug. 21/06            10,000
                            1999       $2.10        Dec. 31/03             6,000
                            2002       $3.00        Dec. 16/07             6,000
                                                                  --------------
                                                                          22,000
--------------------------------------------------------------------------------
Stephen Bronfman            2001       $2.10        Dec. 31/03            10,000
                            2002       $3.00        Dec. 16/07             6,000
                                                                  --------------
                                                                          16,000
--------------------------------------------------------------------------------
Robert Fetherstonhaugh      1999       $2.10        Dec. 31/03            10,000
                            2002       $3.00        Dec. 16/07             6,000
                                                                  --------------
                                                                          16,000
--------------------------------------------------------------------------------
David Kruse                 1993       $1.31        Dec. 20/05            12,500
                            2001       $1.06        Aug. 02/05             6,000
                            2001       $1.86        Dec. 11/03             5,000
                                                                  --------------
                                                                          23,500
--------------------------------------------------------------------------------
Steven R. Bromley           1999       $1.53        Jul. 04/06            20,000
                            2002       $2.15        Mar. 11/07             6,000
                            2002       $3.07        Aug. 13/07             4,000
                            2002       $3.00        Dec. 16/07             5,000
                                                                  --------------
                                                                          35,000
--------------------------------------------------------------------------------
                                                                         911,875
================================================================================

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Summary of Employee/Director Executive Officer Vested Stock Option Plans:

--------------------------------------------------------------------------------
                                      # Held by       #Held by
                                     Directors /      Employees
Expiry date    Exercise Price         Executive      /Consultants        Total
                                      Officers
--------------------------------------------------------------------------------
   2003         $1.06 - $2.10          513,125          236,325          749,450
--------------------------------------------------------------------------------
   2004         $1.06 - $1.86           42,500          138,460          180,960
--------------------------------------------------------------------------------
   2005         $1.06 - $1.38          259,000          151,900          410,900
--------------------------------------------------------------------------------
   2006         $1.53 - $2.10           32,250          123,300          155,550
--------------------------------------------------------------------------------
   2007         $2.15 - $3.07           65,000           51,620          116,620
--------------------------------------------------------------------------------
   Total                               911,875          701,605        1,613,480
--------------------------------------------------------------------------------

(b) Set forth below is a biographical description of each director and officer of the Company:

Jeremy Kendall has served as a Director of the Company since September 1978. In June 1983, he was elected Chairman of the Board and Chief Executive Officer of the Company. He is Chairman of the Board of all of the Company's subsidiaries except 1108176 Ontario Limited. He is also Chairman of Jemtec Inc. (6/91 to present), a distributor of electronic home incarceration equipment and Easton Minerals Ltd. (1/95 to present) a mineral exploration company. In the past 5 years, Mr. Kendall has served on the following Boards of Directors: BI Inc. (9/81 to 11/00), producer of electronic home incarceration equipment, Brigdon Resources Inc. (6/93 to 2/99), oil and gas exploration company, Redaurum Ltd. (6/94 to 12/98), mineral exploration and production company and Wisper Inc. (6/95 to 3/02), a provider of wireless electronic equipment and services. Mr. Kendall is also a Director of a number of private and charitable organizations.

Cyril Ing is a Professional Engineer, was elected a Director in January 1984 and became an employee in August 1985. He was an independent consultant specializing in engineering projects involving the combustion of biomass from May of 1982 to August 1985. Mr. Ing retired from full time employment in March 1990. For the 10 years prior to retirement he was President of the Conat Group, a holding company, whose major subsidiary, Westair Systems Inc., is a distributor and manufacturer of industrial dehumidification equipment. In the past 5 years, Mr. Ing has served on the following Boards of Directors: Wisper Inc. (11/99 to present) and Jemtec Inc. (11/99 to present).

Joseph Riz was elected a Director of the Company in July 1986 and currently serves as Chairman of the Company's Audit Committee and as a member of the Corporate Governance Committee. From 1985 to present Mr. Riz has served as Managing Director of Tricapital Management Ltd., a merchant banking and financial advisory firm. Since 1989 Mr. Riz has served on the Board of Directors of Telepanel Systems Inc, a manufacturer of electronic pricing equipment for retail stores.

James Rifenbergh was elected to the Board of Directors in April 1996 and currently serves on the Audit Committee. Mr. Rifenbergh is Past President and Chairman of Brown Printing Company of Waseca, Minnesota, a large printing company with plants throughout the United States. He is also a Director of a number of other private companies and organizations. In the past 5 years, Mr. Rifenbergh has not served on any other reporting issuers.

Allan Routh was elected to the Board of Directors in September 1999. Mr. Routh is President of the Company's Grains and Soy Products Group and prior to March 2003 was President and Chief Executive Officer of the SunRich Food Group, Inc., a wholly-owned subsidiary of the Company. Mr. Routh has been involved in the soy industry since 1984. Mr. Routh is presently serving a term on the Board of Directors of the Soyfoods Association of North America and served as its President between 1999 and 2000. In the past 5 years, Mr. Routh has not served on any other reporting issuers Board of Directors.

Dennis Anderson was elected to the Board of Directors in September 2000. Mr. Anderson was the Executive Vice President of the SunRich Food Group, Inc., a wholly owned subsidiary of the Company prior to stepping down from day to day operations in June 2002. Mr. Anderson was the owner of Northern Food and Dairy, Inc. for five years prior to it's acquisition by the Company. In the past 5 years, Mr. Anderson has not served on any other reporting issuers Board of Directors.

Larry (Andy) Anderson was elected to the Board of Directors in September 2000. Mr. Anderson is a CPA and acts as a Vice President of the SunRich Food Group, Inc.. Prior to his involvement with the SunRich Food Group, Mr.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Anderson was a partner in a Minneapolis CPA firm. In the past 5 years, Mr. Anderson has not served on any other reporting issuers Board of Directors.

Katrina Houde was elected to the Board of Directors in December 2000 and also serves as a member of the Audit Committee. Ms. Houde has been an independent consultant since March 2000. From January 1999 to March 2000, Ms. Houde was President of Cuddy Food Products, a division of Cuddy International Corp., a large international poultry company with 2,200 employees worldwide. Ms. Houde was Chief Operating Officer of Cuddy International Corp. from January 1996 to January 1999 and held progressively more senior positions with Cuddy since joining them in September 1991. In the past 5 years, Ms. Houde has not served on any other reporting issuers Board of Directors.

Camillo Lisio was elected to the Board of Directors in August 2001 and serves on the Corporate Governance Committee as Chairman. Mr. Lisio is an independent consultant and spent 18 years with Saputo Inc., a food company operating in the dairy and grocery products sector, until his decision to pursue other business and personal interests in April 2001. Mr. Lisio was President and Chief Operating Officer of Saputo Inc. from April 1998 to April 2001. In the past 5 years Mr.Lisio served on reporting issuers Board of Directors of Saputo Inc., (March 1998 to April 2001) and Uniforet Inc, an integrated Forest products company, (October 1998 to April 2001).. Mr. Lisio has also served as a director of Santa Cabrini Hospital, the International Dairy Foods Association and the National Dairy Council of Canada.

Stephen Bronfman was elected to the Board of Director in October 2001. Mr. Bronfman is Chairman of Claridge Inc. In 2002 Mr. Bronfman was Chairman of Claridge SRB Investments Inc., a privately held company with worldwide interest, formed in 1998 to manage his existing holdings and to evaluate future investment opportunities. Claridge currently owns approximately 17.1% of the issued and outstanding common shares of the Company. Mr. Bronfman has been active in numerous business and civic affairs. In the past five years Mr. Bronfman served on the Board of Directors of The Seagram Company, Ltd. from November, 1999 to December, 2000 and was Co-Chairman of the Executive Committee of the Montreal Expos Baseball Club a non reporting issuer. Mr. Bronfman also sits on the Board of Directors of The David Suzuki Foundation; The Saidye Bronfman Centre for the Arts; The Samuel and Saidye Bronfman Family Foundation; and The Summit School Foundation.

Robert Fetherstonhaugh was elected to the Board of Directors in December 2001 and serves on the Corporate Governance Committee. Mr. Fetherstonhaugh is a Chartered Accountant and has been the President of Claridge Inc since December 2002. Mr. Fetherstonhaugh joined Claridge Inc. in May 2001 as Executive Vice President. Mr. Fetherstonhaugh has a broad business background both in North America and internationally, previously serving as Deputy Chairman of Trader Classified Media, an international publishing company from 1998 to 2001 and as a partner at KPMG. In the past five years Mr. Fetherstonhaugh served as a director of Trader Classified Media and Cryopak Industries Inc., a manufacturer of quality temperature controlling products which are marketed to a wide-range of industries.

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

Arthur McEvily was named President and Chief Executive Officer of Opta Foods in February 2000. Previously, he was named Executive Vice President in January 1999, Senior Vice President, Commerical Development in December 1997 and served as Vice President Applications, Technical Service and New Product Commercialization from August 1996 to December 1997. He served as Vice President Sales and Business Development of the Opta from December 1993 to July 1996. Mr. McEvily received a B.Sc. in Biochemistry from Marlboro College, Marlboro, Vermont and a Ph.D. in chemistry at the University of North Carolina at Chapel Hill. He was a postdoctoral fellow at Harvard Medical School.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

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

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

(c)   Identification of Executive Officers of Registrant:

The following table shows certain information with respect Stake's Executive Officers as of March 7, 2003:

=============================================================================================================
Name                     Year First Elected   Executive Officers of Stake
                         Director /Officer
-------------------------------------------------------------------------------------------------------------
Jeremy N. Kendall  *            1978          Chairman of the Board, CEO & Director
=============================================================================================================
Allan Routh *                   1999          Director, President and CEO of the SunRich Food Group
=============================================================================================================
Dennis Anderson *               2000          Director and Executive Vice President of the SunRich Food Group
=============================================================================================================
David Kruse  *                  2000          President and CEO of the Environmental Industrial Group
=============================================================================================================
Steven R. Bromley  *            2001          Executive Vice President & Chief Financial Officer
=============================================================================================================
Arthur J. McEvily *             2002          President and Chief Executive Officer of Opta Foods
=============================================================================================================

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

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Item 11. Executive Compensation

The following tables set forth all remuneration paid by the Company and its subsidiaries during the last three years ended December 31, 2002, 2001, and 2000 to its C.E.O. and top four Executive Officers as well as top two divisional employees earning in excess of US$100,000:

                           SUMMARY COMPENSATION TABLE

                                                         Annual Compensation                        Awards                 Payouts
===================================================================================================================================
                                                                            Other
                                                                            Annual     Restricted                         All Other
                                                                         Compensation    Stock      Option     LTIP     Compensation
Name and Principal Occupation             Year      Salary      Bonus         (3)        Awards      SARs    Pay-outs        (4)
------------------------------------------------------------------------------------------------------------------------------------
Jeremy N. Kendall - CEO                   2002     $176,391    $18,149      $11,173        --         --        --                --
------------------------------------------------------------------------------------------------------------------------------------
                                          2001     $167,332    $13,347      $14,001        --         --        --          $269,123
------------------------------------------------------------------------------------------------------------------------------------
                                          2000     $169,263    $45,590       $6,910        --         --        --                --
------------------------------------------------------------------------------------------------------------------------------------
Steven R. Bromley - Executive Vice        2002     $118,926     $6,992      $18,056        --         --        --                --
President & CFO
------------------------------------------------------------------------------------------------------------------------------------
                                          2001      $60,282     $6,236      $10,425        --         --        --                --
------------------------------------------------------------------------------------------------------------------------------------
David Kruse - President, CEO              2002      $86,730      3,828      $10,246        --         --        --                --
Environmental Industrial Group
------------------------------------------------------------------------------------------------------------------------------------
                                          2001      $83,925     $1,358      $11,049        --         --        --           $12,345
------------------------------------------------------------------------------------------------------------------------------------
                                          2000      $62,618     $8,457      $12,345        --         --        --                --
------------------------------------------------------------------------------------------------------------------------------------
Allan Routh - Director and President      2002     $130,000         --       $2,906        --         --        --                --
of the Sunrich Food Group
------------------------------------------------------------------------------------------------------------------------------------
                                          2001     $116,923    $40,000       $5,370        --         --        --                --
------------------------------------------------------------------------------------------------------------------------------------
                                          2000     $110,000    $20,000       $6,555        --         --        --                --
------------------------------------------------------------------------------------------------------------------------------------
Dennis Anderson - Director and            2002           --    $19,878           --        --         --        --                --
Executive Vice President of Operations
of the Sunrich Food Group (1)
------------------------------------------------------------------------------------------------------------------------------------
                                          2001     $130,960    $18,689       $2,619        --         --        --                --
------------------------------------------------------------------------------------------------------------------------------------
                                          2000      $18,689         --         $761        --         --        --                --

------------------------------------------------------------------------------------------------------------------------------------
Arthur J. McEvily - President  (2)        2002      $17,833         --           --        --         --        --                --
------------------------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

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

The following table contains information concerning individual grants of stock options made during the last completed fiscal year, to the following executive officers:

             OPTION GRANTS IN PAST FISCAL YEAR TO EXECUTIVE OFFICERS

========================================================================================================
                                                  % of Total Options    Exercise on
                                                 Granted to Employees    base price
           Name               Options Granted       in Fiscal Year      (US$/Share)     Expiration Date
--------------------------------------------------------------------------------------------------------
Jeremy N. Kendall - C.E.O.         40,000                9.7%              $3.00       December 16, 2007
--------------------------------------------------------------------------------------------------------
Steven R. Bromley -                30,000               18.1%              $2.15         March 11, 2007
Executive Vice President
& C.F.O                            20,000                                  $3.07        August 13, 2007

                                   25,000                                  $3.00       December 16, 2007
========================================================================================================

No options were granted to Mr. Kruse, Mr. Routh, Mr. Anderson or Mr. McEvily during 2002.

                         DECEMBER 31, 2002 OPTION VALUES

=======================================================================================================================
                 (a)                                  (b                                        (c)
-----------------------------------------------------------------------------------------------------------------------
                 Name                  Number of Unexercised Options at    Value of Unexercised in the Money Options at
                                        12/31/02 Vested/Not Yet Vested            12/31/02 Vested/Not Yet Vested
-----------------------------------------------------------------------------------------------------------------------
Jeremy N. Kendall - CEO                        369,000 / 33,500                          $471,672 / $5,025
=======================================================================================================================
Steven R. Bromley - Executive Vice              35,000 / 90,000                          $39,470 / $72,600
President & CFO
=======================================================================================================================
David Kruse - President and CEO                 23,500 / 1,500                           $41,941 / $3,131
Environmental Industrial Group
=======================================================================================================================
Allan Routh - Director and President           140,000 / 60,000                         $292,180 / $125,220
of the Sunrich Food Group
=======================================================================================================================
Dennis Anderson- Director and                    6,000 / 4,000                           $11,022 / $7,348
Executive Vice President of the
Sunrich Food Group
=======================================================================================================================

Except for the options exercised by Mr. Taylor, no other executive officers exercised options during 2002.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning share ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Shares and all directors and officers of the Company as a group as of March 7, 2003.

=========================================================================================================
           Name and Address                   Class of Share   Amount of Ownership   Percent of Class (1)
              of Holder
---------------------------------------------------------------------------------------------------------
Claridge Israel LLC                               Common            7,281,812               17.1%
c/o Davies Ward Phillips & Vineberg LLP
625 Madison Avenue Floor 12
New York, New York 10022 (2)
=========================================================================================================
Gruber & McBaine Capital Management               Common            3,928,600                9.2%
50 Osgood Place, San Francisco
California USA 94133 (3)
=========================================================================================================
RBC Global Investment Inc.                        Common            2,750,000                6.5%
Royal Trust Tower
77 King Street West
Toronto, Ontario  M5K 1H1 (4)
=========================================================================================================
Dennis Anderson                                   Common            3,806,335                9.0%
2214 Geneva Road NE, Alexandria
Minnesota USA 56308
=========================================================================================================
All Directors and Executive Officers              Common (5)        1,796,570(a)             4.2%(a)
As a group (sixteen) -(a) excluding Dennis                          5,602,905(b)            13.2%(b)
Anderson who is disclosed above and (b) not
excluding Mr. Anderson's shares
=========================================================================================================

(1) Percentage ownership is calculated based on total Common Shares outstanding at March 7, 2003 of 42,489,943. This total does not include warrants or options that have vested or have not yet vested.

(2) Record and beneficial holder. Mr. Bronfman as Chairman of Claridge Inc. has voting and investment decision power.

(3) Beneficial holders not known. Mr. Gruber and McBaine have voting and investment decision power.

(4) Beneficial holders not known. Mr. M. George Lewis as President & CEO of RBC Global Investment Management Inc. has voting and investment decision power.

(5) For details of shares owned by Executive Officers and Directors see Share Ownership of Directors and Executive Officers below.

Item 13. Certain Relationships and Related Transactions

Rental property

The Company leases certain real estate to Dennis Anderson under operating leases that expire in August 2010. Annual rental under each of the leases is negligible.

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

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

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

      Consolidated Balance Sheets as at
      December 31, 2002 and 2001                                       F-3

      Consolidated Statements of Retained Earnings -
      For the Years ended December 31, 2002, 2001 and 2000             F-4

      Consolidated Statements of Earnings -
      For the Years ended December 31, 2002, 2001 and 2000             F-5

      Consolidated Statements of Cash Flows -
      For the Years ended December 31, 2002, 2001 and 2000             F-6

      Notes to Consolidated Financial Statements -
      For the Years ended December 31, 2002 and 2001                   F-7-F-40

      3. Exhibits

      2A. Agreement and Plan of Merger dated as of October 25, 2002 among Opta Food Ingredients, Inc., Stake Technology Ltd. and Stake Acquisition Corp. (incorporated herein by reference to the Company's Form 8-K, SEC file No. 0-9989, filed November 6, 2002, Exhibit 2.1).

      3i          Amalgamation of Stake Technology Ltd and 3754481 Canada Ltd.
                  (formerly George F. Pettinos (Canada) Limited) (incorporated herein by reference to the Company's Form 10-KSB, SEC file No. 0-9989, for the year ended December 31, 2000, Exhibit 3.1).

      3ii Bylaw No. 14 approved by shareholders - June 17, 1997 (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31 1997, SEC file No. 0-9989,
                  Exhibit 3.3).

      10A. 1993 Employee/Director Stock Option Plan dated May 19, 1993 (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 1995, , SEC file No. 0-9989,
                  Exhibit 10.18).

      10B. 1996 Employee/Director Stock Option Plan dated September 27, 1996 (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 1996, SEC file No. 0-9989, Exhibit 10.22).

      10C. 1998 Stock Option Plan dated December 12, 1997 (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 1998, SEC file No. 0-9989, Exhibit 10.16).

      10D. 1999 Stock Option Plan dated February 18, 1999 (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 1999, SEC file No. 0-9989, Exhibit 10.19)..

      10E. 2001 Stock Option Plan dated March 13, 2001 (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 2001, SEC file No. 0-9989, Exhibit 10.14).

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

      10F. 2002 Stock Option Plan dated March 26, 2002 (previously filed with Form 10-K for the year ended December 31, 2002, SEC file No. 0-9989 filed on March 31, 2003, Exhibit 10.1(f)).

      10G. Credit Agreement with Bank of Montreal dated February 28, 2002 (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 2001, SEC file No. 0-9989,
                  Exhibit 10.12).

      10H. Facility B Loan Authorization Agreement with Harris Trust and Savings Bank (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 2001,SEC file No. 0-9989, Exhibit 10.13).

      10I. Credit Agreement dated as of November 25, 2002 among Stake Acquisition Corp., certain Lenders and Harris Trust and Savings Bank, as Administrative Agent (previously filed with Form 10-K for the year ended December 31, 2002, SEC file No. 0-9989, filed on March 31, 2003) *.

      10J. Debenture Purchase Agreement dated as of December 4, 2002 between Stake Technology Ltd. and Claridge Israel LLC (previously filed with Form 10-K for the year ended December 31, 2002, SEC file No. 0-9989, filed on March 31, 2003,
                  Exhibit 10.3(d)).

      10K. Amended and Restated Credit Agreement dated as of February 21, 2003 among Stake Technology Ltd. (the "Company"), certain affiliates of the Company, Bank of Montreal and Harris Trust and Savings Bank. (previously filed with Form 10-K for the year ended December 31, 2002, SEC file No. 0-9989, filed on March 31, 2003, Exhibit 10.3(e)).

      10L. Employment Agreement dated October 1, 2001 between the Company and Mr. Jeremy Kendall **

      10M. Employment Agreement dated August 2, 1999.between the Sunrich, Inc (a wholly-owned subsidiary of the Company) and Mr. Allan Routh **

      10N. Employment Agreement dated January 26, 2001 between the Opta Food ingredients, Inc. (a wholly-owned subsidiary of the Company) and Mr. Arthur McEvily. **

      10O. Production Agreement and Addendum dated August 6, 2001 between The Hain Celestial Group and Nordic Aseptic, Inc. (a wholly owned subsidiary of the Company) previously filed with Form 10KA2, SEC file No. 0-9989, filed on June 26, 2003. ***

      21 List of subsidiaries (previously filed with Form 10-K for the year ended December 31, 2002 filed on March 31, 2003, Exhibit
                  21).

      24 Powers of Attorney (previously filed with Form 10-K for the year ended December 31, 2002 filed on March 31, 2003, Exhibit
                  24).

      99.1 Certification by Jeremy Kendall, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification by Steven Bromley, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

      * This exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

      **    Filed herewith

      *** Portions of the Production Agreement have been omitted pursuant to a request for confidential treatment made pursuant to Rule 24b-2 of the Exchange Act.

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Filings of Form 8K in the last Quarter of 2002

Form 8K filed November 6, 2002 relating to the Agreement and Plan of Merger dated as of October 25, 2002 among Opta Food Ingredients, Inc., Stake Technology Ltd. and Stake Acquisition Corp. Accession # 0001169232-03-000763

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1984, the registrant has duly caused this report to be signed on its behalf by the undersigned. Thereunto duly authorized.

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

Signature                             Title                                                   Date
------------------------------------------------------------------------------------------------------------


*                                                                                             March 27, 2003
----------------------------------
Jeremy N. Kendall                     Chairman, Chief Executive Officer
                                      And Director (Principal Executive Officer)


/s/ Steven R. Bromley                                                                         March 27, 2003
----------------------------------
Steven R. Bromley                     Executive Vice President and Chief Financial
                                      Officer (Principal Financial and Accounting Officer)


*                                                                                             March 27, 2003
----------------------------------
Cyril A. Ing                          Director and Corporate Secretary


*                                                                                             March 27, 2003
----------------------------------
Joseph Riz                            Director


*
----------------------------------
Jim Rifenbergh                        Director                                                March 27, 2003


*
----------------------------------
Allan Routh                           Director                                                March 27, 2003


 *
----------------------------------
Dennis Anderson                       Director                                                March 27, 2003


*
----------------------------------
Katrina Houde                         Director                                                March 27, 2003


*
----------------------------------
Camillo Lisio                         Director                                                March 27, 2003


*
----------------------------------
Stephen Bronfman                      Director                                                March 27, 2003


*
----------------------------------
Robert Fetherstonhaugh                Director                                                March 27, 2003

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

* By his signature set forth below, Steven R. Bromley, pursuant to a duly executed power of attorney filed with the Securities and Exchange Commission as an exhibit to this report, has signed this report on behalf of and as Attorney-In-Fact for this person.


/s/ Steven R. Bromley - Steven R. Bromley -Attorney-in-Fact
---------------------

--------------------------------------------------------------------------------
Stake Technology Ltd.                               December 31, 2002  -  10-KA3

Stake Technology Ltd.

Consolidated Financial Statements
(expressed in U.S. dollars)

                     [LETTERHEAD OF PRICEWATERHOUSECOOPERS]

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

Stake Technology Ltd.
Consolidated Balance Sheets
As at December 31, 2002 and 2001
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

                                                                  2002      2001
                                                                     $         $

Assets (note 8)

Current assets
Cash and cash equivalents                                        7,012     3,364
Restricted cash                                                     --     1,147
Short-term investments                                           2,038     6,307
Accounts receivable - trade                                     18,144     8,377
Current portion of note receivable (note 3)                      1,034     1,256
Inventories (note 4)                                            22,989    13,821
Prepaid expenses and other current assets                          958     1,258
Future income taxes (note 11)                                      115       663
                                                               -------   -------
                                                                52,290    36,193

Note receivable (note 3)                                            --     1,047
PropProperty, plant and equipment, net  (note 5)                37,033    30,883
Goodwill and intangibles, net  (note 6)                         14,992    11,098
Future income taxes (note 11)                                    9,892        --
Other assets (note 7)                                            1,080       840
                                                               -------   -------
                                                               115,287    80,061
                                                               =======    ======
Liabilities

Current liabilities
Bank indebtedness (note 8)                                       3,963     1,206
Accounts payable and accrued liabilities                        19,664    12,831
Customer deposits                                                  421     1,389
Current portion of long-term debt (note 8)                      11,650     2,634
Current portion of long-term payables (note 9)                   3,458     1,067
                                                               -------   -------
                                                                39,156    19,127

Long-term debt  (note 8)                                        25,099    14,014
Long-term payables (note 9)                                      1,505     1,598
Future income taxes (note 11)                                       --     1,822
                                                               -------   -------
                                                                65,760    36,561
                                                               -------   -------
Shareholders' Equity (note 19)

Capital stock (note 10)                                         38,020    35,875
Authorized
  Unlimited common shares without par value
Issued
  41,984,118 (December 31, 2001 - 41,081,228) common shares
Contributed surplus                                              2,914     2,910
Retained earnings                                                7,470     3,704
Currency translation adjustment                                  1,123     1,011
                                                               -------   -------
                                                                49,527    43,500
                                                               -------   -------
                                                               115,287    80,061
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

      Restricted Cash

      Restricted cash consists of amounts held in escrow related to the private placements completed in 2001, subject to registration statements filed with the Securities and Exchange Commission being declared effective. Upon release of these funds, the amounts are classified as cash and cash equivalents.

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

                                                                2001        2000
                                                                   $           $

      Net earnings for the year                                   19       2,118
      Add back: goodwill and trademark amortization,
            net of tax                                           492         329
                                                               -----       -----
      Adjusted net earnings for the year                         511       2,447
                                                               =====       =====
      Adjusted net earnings per common share
           - Basic                                              0.02        0.11
                                                               =====       =====
           - Diluted                                            0.02        0.10
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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

      iii)  Investments

            The Company has a 32% (2001 - 32%) investment in Easton Minerals Limited. This investment is considered impaired and the carrying value at December 31, 2002 is nil (2001 - $366).

            All other subsidiaries are 100% owned at December 31, 2002. On November 1, 2002, the Company acquired the remaining 49% minority interest in International Materials & Supplies, Inc. Investments in these subsidiaries are recorded using the consolidation method, whereby revenues and expenses are consolidated with the results of the Company.

      Revenue recognition

      i)    Food Group

            Grain revenues are recorded at the time of shipment. Revenues from custom processing services are recorded upon provision of services and upon completion of quality testing. All other Food Group revenues are recognized upon the sale and shipment of a product or the providing of a service to a customer. Revenues are generally recorded at the time of shipment unless there is a specific agreement with the customer for FOB destination. Customer rebates are recorded at the earlier of when the related revenue is recognized and when the rebate is determinable or when a reasonable estimate is available.

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

      Change in reporting currency

      The Company historically prepared and filed its consolidated financial statements in Canadian dollars. On January 1, 2002, the Company adopted the United States (U.S.) dollar as its reporting currency for presentation of its consolidated financial statements. With the recent acquisitions of a number of companies in the United States, a significant portion of the Company's net earnings are earned by its U.S. operations. Historical consolidated results have been restated using a translation of convenience, whereby all historical results have been reflected using the exchange rate in effect on December 31, 2001 of $1 U.S. to $1.5928 CDN. The functional currency of all operations located in the United States of America is the United States dollar. The functional currency of all operations located in Canada is the Canadian dollar.

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

      (b)   Simply Organic Co. Ltd.

            On December 1, 2002 the Company acquired 100% of the outstanding common shares of Simply Organic Co. Ltd. (Simply Organic) for cash consideration of $187. In addition, contingent consideration of $160 may be payable if certain predetermined profit targets are achieved by the acquired business. The full amount of contingent consideration has been accrued at December 31, 2002, however, no contingent consideration was paid in 2002.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

2.    Business acquisitions, continued

            Simply Organic is an Ontario, Canada based distributor of a broad range of regionally and internationally grown and produced certified organic food products, distributed throughout much of Ontario to mass market and natural food retail outlets.

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

            Organic Kitchen

            On July 2, 2002, the Company acquired organic feed and related inventories, the Organic Kitchen trademark and the businesses of Organic Kitchen Inc. and Cloud Mountain Inc. (together forming Organic Kitchen). Consideration consisted of $297 paid in cash on closing. In addition, the Company will pay 10% of the pre-tax profits earned to December 31, 2005, up to a maximum of $1,268. This contingent consideration will be recorded as an increase to goodwill when the amount of the contingency is determinable. No contingent consideration was paid in 2002.

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
                                                     ======        ======        ======

      (a)   Virginia Materials and International Materials

            On October 31, 2001, the Company's wholly owned subsidiary, Virginia Materials, Inc. (Virginia Materials), acquired certain assets of Virginia Materials and Supplies, Inc. including inventory, equipment and other long-term assets, as well as 51% of the outstanding common shares of International Materials and Supplies, Inc. (International Materials) for cash consideration (including acquisition costs) of $1,743, deferred purchase consideration of $1,145 and contingent consideration.

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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

4.    Inventories


                                                            2002           2001
                                                               $              $

      Raw materials                                        7,859          6,026
      Finished goods                                      11,750          6,323
      Grain                                                3,380          1,472
                                                          ------         ------
                                                          22,989         13,821
                                                          ======         ======
      Grain inventories consist of the following:
                                                            2002           2001
                                                               $              $

      Company owned grain                                  3,338          1,338
      Unrealized gain (loss) on
           Sales and purchase contracts                      (79)           100
           Futures contracts                                 121             34
                                                          ------         ------
                                                           3,380          1,472
                                                          ======         ======

5.    Property, plant and equipment

                                                                           2002
                                          -------------------------------------
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
                                          ======          ======         ======

                                                                           2001
                                          -------------------------------------
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
                                          ======          ======         ======

      Included in land and buildings at December 31, 2002, are certain properties held for sale totalling $5,020 (2001 - $nil). These properties consist primarily of Opta's head office located in Bedford, MA which has a value of $4,800. The 45,000 square foot facility was deemed to be excessive for the needs of the organization at the time of acquisition and as a result was put up for sale. Included in machinery and equipment is equipment under capital lease with a cost of $490 (2001 - $670) and net book value of $277 (2001 - $453).

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

6.    Goodwill and intangibles


                                                                     2002      2001
                                                                        $         $

      Goodwill - at cost, less accumulated amortization
           of $985 (2001 - $985)                                   12,212     8,540
      Trademarks (indefinite life)                                  2,498     2,498
      Trademarks (definite life) - at cost, less accumulated
           amortization of $6 (2001 - $nil)                           207        --
      Patents and licenses, net                                        75        60
                                                                  -------   -------
                                                                   14,992    11,098
                                                                  =======   =======

7.    Other assets

                                                                     2002      2001
                                                                        $         $

      Pre-operating costs, net of accumulated amortization
           of $432 (2001 - $161)                                      358       353
      Deferred financing costs, net of accumulated amortization
          of $201 (2001 - $nil)                                       619        24
      Investments                                                      --       366
      Other                                                           103        97
                                                                  -------   -------
                                                                    1,080       840
                                                                  =======   =======

8.    Long-term debt and banking facilities


                                                                     2002      2001
                                                                        $         $

      Term loan (a)                                                13,900        --
      Tender facility (b)                                          15,186        --
      Convertible debenture (c)                                     4,697        --
      Other long-term debt (d)                                      2,966    16,648
                                                                  -------   -------
                                                                   36,749    16,648
      Less: current portion                                       (11,650)   (2,634)
                                                                  -------   -------
                                                                   25,099    14,014
                                                                  =======   =======


      (a) During 2002, the Company entered into a new financing arrangement with a major Canadian bank and the bank's U.S. subsidiary. Under the terms of this financing arrangement, total debt of $15,447 was repaid on March 15, 2002 with the proceeds of the new agreement as follows:

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

            The tender facility had a maximum borrowing base of $17,000. As at December 31, 2002, $15,186 of this facility had been utilized. Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including the bank's prime plus 100 basis points, or LIBOR plus 200 basis points (3.3% as at December 31, 2002).

            Subsequent to December 31, 2002, the tender facility was repaid with cash of $3,886, the incremental proceeds from the amended term loan of $7,800 and the utilization of the additional line of credit facilities of $3,500.

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

            The convertible debenture is collateralized by a second priority security interest against certain of the Company's assets in the United States and Canada.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

8.    Long-term debt and banking facilities, continued

      (d)   Other long-term debt consists of the following:

                                                                                 2002     2001
                                                                                    $        $

             Note payable with required annual payments of $95, interest at       285      377
                 5% payable semi-annually, uncollateralized

             Term loan assumed on acquisition of Wild West, payable in            299       --
                 monthly instalments of $4 until July 2007.  Interest
                 payable monthly at the Canadian prime rate plus 11%,
                 collateralized by certain assets in Canada.  This loan was fully repaid subsequent to December 31, 2002

             Term loan assumed on acquisition of Opta, payable in quarterly     1,705       --
                 instalments of $27 including interest at 7.4% due June
                 2003, collateralized by certain assets in the United
                 States.  This loan was fully repaid subsequent to December
                 31, 2002

             Other debt with a weighted average interest rate of 9.2%, due        354      490
                 in varying instalments through July 2007

             Capital lease obligations due in monthly payments through 2006,      323      334
                 with a weighted average interest rate of 8.5%

             Long-term debt repaid on March 15, 2002 with proceeds from the        --   15,447
                 new financing arrangement (as detailed in (a)) with a
                 weighted average interest rate of 8.5%
                                                                               ------   ------
                                                                                2,966   16,648
                                                                               ======   ======

      (e) As part of the new financing agreement as described in (a) above, the Company also entered into two line of credit facilities, as follows

            i)    $3,169 (CDN $5,000) line of credit facility:

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

            ii)   $5,000 line of credit facility

                  Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including U.S. bank prime, or LIBOR, plus a margin based on certain financial ratios of the Company (3.0% as at December 31, 2002). As at December 31, 2002 $3,963 of this facility has been utilized.

            Subsequent to December 31, 2002 the Company amended its financing arrangement As a result the U.S. line of credit facility was increased by $4,000 to $9,000. The Company used the incremental proceeds on the term loan, drew on the U.S. line of credit facility to the extent of $3,500 and utilized $3,886 of cash on hand to repay the tender facility obtained to finance the acquisition of Opta (note 2).

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

      (f) In addition to the line of credit facilities noted above, the Company has a $200 margin financing facility, of which $93 was utilized as at December 31, 2002 (2001 - $200) and is included in the current portion of the long-term debt.

      (g) The loans and capital leases detailed above require payments as follows:

                                                            $

                  2003                                 11,650
                  2004                                  7,251
                  2005                                 17,671
                  2006                                     90
                  2007 and thereafter                      87
                                                       ------
                                                       36,749
                                                       ======

      (h) Interest expense on long-term debt for the year ended December 31, 2002 was $1,292.

      (i) The fair value of long-term debt is not materially different from the carrying amount.

9.    Long-term payables

                                                                2002       2001
                                                                   $          $

      Product rebate payable                                   1,330      1,209
      Deferred purchase consideration                            667      1,040
      Preference shares of subsidiary companies                  291        416
      Payable to former shareholders of acquired companies     2,675         --
                                                              ------     ------
                                                               4,963      2,665
      Less: Current portion                                   (3,458)    (1,067)
                                                              ------     ------
                                                               1,505      1,598
                                                              ======     ======

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

10.   Capital stock

      The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value.

      The following is a summary of changes in capital stock:

                                                                 Warrants
                                                               and rights                Common shares         Total
                                                 ------------------------     ------------------------    ----------
                                                    Number              $         Number             $             $

            Balance as at December 31, 1999        331,404             --     20,653,788         7,008         7,008

            Warrants exercised (a)                (234,959)            --        234,959           332           332
            Warrants expired                       (96,445)            --             --            --            --
            Options exercised (b)                       --             --        298,225           274           274
            Shares and warrants issued to
                  acquire Northern (a)             500,000             19      7,000,000         6,625         6,644
                                                ----------     ----------     ----------    ----------    ----------
            Balance as at December 31, 2000        500,000             19     28,186,972        14,239        14,258
                                                ----------     ----------     ----------    ----------    ----------
            Shares and warrants issued to
                 acquire First Light Foods
                 (a)                                35,000              8        833,333           796           804
            Options exercised (b)                       --             --        999,425         1,037         1,037
            April 2001 private placement (c)       705,750            507      1,411,498         1,157         1,664
            May 2001 private placement (c)       1,200,000            762      2,400,000         3,462         4,224
            September 2001 private
                 placement (c)                   2,250,000          1,650      3,000,000         3,901         5,551
            December 2001 private
                 placements (c)                         --             --      4,250,000         8,337         8,337
                                                ----------     ----------     ----------    ----------    ----------
            Balance as at December 31, 2001      4,690,750          2,946     41,081,228        32,929        35,875
                                                ----------     ----------     ----------    ----------    ----------
            Warrants exercised (c)                (656,150)          (430)       656,150         1,904         1,474
            Warrants issued (a)                    250,000            263             --            --           263
            Warrants repurchased (a)               (60,000)           (43)            --            --           (43)
            Options exercised (b)                       --             --        246,740           397           397
            Convertible right associated
                  with convertible debenture            --             54             --            --            54
                                                ----------     ----------     ----------    ----------    ----------
            Balance as at December 31, 2002      4,224,600          2,790     41,984,118        35,230        38,020
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

                                                                       Number of
            Grant date           Expiry date          Exercise price     options

            March 11, 2002       March 11, 2007       $2.15              114,000
            August 13, 2002      August 13, 2007      $3.07               98,100
            November 7, 2002     November 7, 2007     $3.04               43,000
            December 16, 2002    December 16, 2007    $3.00              160,000
                                                                         -------
                                                                         415,100
                                                                         =======

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

            Details of changes in employee/director stock options are as follows:

                                                                                    2002           2001           2000

            Outstanding at beginning of year                                   2,050,700      1,811,325      1,958,150
            Granted                                                              415,100      1,253,800        154,400
            Exercised                                                           (246,740)      (999,425)      (298,225)
            Retracted                                                            (17,800)       (15,000)        (3,000)
                                                                              ----------     ----------     ----------
            Outstanding exercisable at year end                                2,201,260      2,050,700      1,811,325
            Weighted average fair value of options granted during the year         $2.79          $1.86          $1.32
                                                                              ----------     ----------     ----------

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

10.   Capital stock, continued

            Details of employee/director stock options as at December 31 are as follows:

            Expiry Date   Exercise Price         Vested         Weighted           Total   Weighted Average
                                   Range    Outstanding    Average Price     Outstanding              Price
                                                Options                          Options

            2003          $1.06 to $2.10        749,450            $1.81         773,000              $1.80
            2004          $1.06 to $1.86        180,960            $1.61         200,960              $1.55
            2005          $1.06 to $1.38        410,900            $1.15         532,800              $1.16
            2006          $1.53 to $2.10        155,550            $1.81         275,000              $1.82
            2007          $2.15 to $3.07        116,620            $2.85         419,500              $2.78
                                              ---------            -----       ---------              -----
                                              1,613,480            $1.69       2,201,260              $1.81
                                              =========            =====       =========              =====

            The weighted average remaining contractual life for vested outstanding options and total outstanding options is 2.2 and 2.7 years respectively.

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

            Pro-forma net earnings (loss), reflecting stock compensation expense for 2002, 2001 and 2000 are as follows:

                                                                                 2002         2001          2000

            Number of options granted                                         415,100    1,238,125       295,500
                                                                           ----------   ----------    ----------

                                                                                    $            $             $
            Total fair value                                                      630          508           163
                                                                           ----------   ----------    ----------
            Net earnings for the year as reported                               3,766           19         2,118
            Stock compensation expense:
                 Options vested in current year from current year grants          126          410            67
                 Options vested in current year from prior years grants           115           65            54
                                                                           ----------   ----------    ----------
                                                                                  241          475           121
                                                                           ----------   ----------    ----------
            Pro-forma net earnings (loss) for the year                          3,525         (456)        1,997
                                                                           ==========   ==========    ==========
            Pro-forma net earnings (loss) per common share
                 - Basic                                                         0.08        (0.01)         0.09
                                                                           ==========   ==========    ==========
                 - Diluted                                                       0.08        (0.01)         0.09
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

11.   Income taxes

      The Company's effective income tax rate on consolidated earnings has been determined as follows:

                                                                    2002        2001        2000

      Canadian statutory income tax rate                           39.0%       42.0%       42.0%

      Increase (decrease) by the effects of
          Reduction in valuation allowance                        (13.2%)     (25.8%)     (71.7%)
          Differences in foreign, capital gains manufacturing      (3.7%)      (1.5%)      (2.5%)
                and processing and future income tax rates
          Application of prior years losses and scientific           --          --       (27.7%)
                research expenditures carried forward
          Current year non-capital loss not recognized               --          --        18.2%
          Other                                                   (12.5%)      73.9%        7.1%
                                                                -------     -------     -------
      Effective income tax rate                                     9.6%       88.6%      (34.6%)
                                                                =======     =======     =======
      Net earnings before income taxes                            4,167         166       1,573
                                                                =======     =======     =======
      Provision for (recovery of) income taxes                      401         147        (545)
                                                                =======     =======     =======

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

11.   Income taxes, continued

      Future income taxes of the Company comprise the following:

                                                               2002        2001
                                                                  $           $

      Differences in property, plant and equipment basis      4,946      (2,829)
      Capital and non-capital losses                          6,443         759
      Tax benefit of scientific research expenditures         2,112       1,334
      Other                                                     613          56
                                                            -------     -------
                                                             14,114        (680)
      Valuation allowance                                    (4,107)       (479)
                                                            -------     -------
                                                             10,007      (1,159)
                                                            =======     =======

                                                               2002        2001
                                                                  $           $

      Future income tax asset                                10,007         663
      Future income tax liabilities                              --      (1,822)
                                                            -------     -------
                                                             10,007      (1,159)
                                                            =======     =======

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

      A valuation allowance of $4,107 (2001 - $479) has been recorded to reduce the net benefit recorded in these consolidated financial statements related to the capital and non-capital loss carry-forwards. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these future tax assets.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

12.   Supplemental cash flow information

                                                             2002      2001      2000
                                                                $         $         $
      Changes in non-cash working capital, net of
          businesses acquired:
               Accounts receivable - trade                    315     1,138    (4,712)
               Inventories                                 (3,086)   (3,383)   (1,506)
               Prepaid expenses and other current assets      579      (404)     (295)
               Accounts payable and accrued liabilities     1,271      (135)   (1,817)
               Customer deposits                             (969)      533      (261)
                                                           ------    ------    ------
                                                           (6,917)   (3,074)   (2,741)
                                                           ======    ======    ======
      Cash paid for:
               Interest                                     1,632     1,789       851
                                                           ======    ======    ======
               Income taxes                                 1,373       405       279
                                                           ======    ======    ======

                                                             2002      2001      2000
                                                                $         $         $

       Non-cash investing and financing activities:

        Common shares and warrants issued in the
           acquisition of First Light Foods                    --       804        --
                                                           ======    ======    ======
        Common shares and warrants issued in the
           acquisition of Northern Food & Dairy, Inc.          --        --     6,644
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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

14.   Commitments and contingencies, continued

      (e) Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                     $
            2003                                 1,672
            2004                                 1,595
            2005                                 1,514
            2006                                 1,474
            2007                                 1,339
            2008 and thereafter                  1,430
                                                 -----
                                                 9,024
                                                 =====

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

      Information on the Company's other financial instruments is contained in other notes to the consolidated financial statements. .

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

17.   Segmented information

      The Company operates in three segments: a) the Food Group, processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on soy, natural and organic food products; (b) the Environmental Industrial Group, processes, distributes, and recycles industrial minerals; and (c) the Steam Explosion Technology Group, markets proprietary steam explosion technology systems for the pulp and food processing industries. Management has identified its segments based on the nature of the products and services being sold and its organizational structure in support of these segments. Operating segments have been aggregated within the Food Group segment. The Company's assets, operations and employees are located in Canada and the United States

       Industry segments.

                                                                                                 2002
                                             --------------------------------------------------------
                                                                                Steam
                                                                            Explosion
                                                         Environmental     Technology
                                                            Industrial      Group and
                                             Food Group          Group      Corporate    Consolidated
                                                      $              $              $               $
      External revenues by market
      U.S                                        89,088          8,305            157          97,550
      Canada                                      2,936         15,902             --          18,838
      Other                                       4,295            215             --           4,510
                                                -------        -------        -------         -------
      Total revenue to external customers        96,319         24,422            157         120,898
                                                -------        -------        -------         -------
      Interest expense                            1,034            320             59           1,413
                                                -------        -------        -------         -------
      Provision for (recovery of) income
           taxes                                  1,146          1,115         (1,860)            401
                                                -------        -------        -------         -------
      Segment net earnings (loss)                 3,166          1,741         (1,141)          3,766
                                                -------        -------        -------         -------
      Identifiable assets                        85,040         21,981          8,266         115,287
                                                -------        -------        -------         -------
      Amortization                                2,995            861            274           4,130
                                                -------        -------        -------         -------
      Expenditures on property, plant and
           equipment                              3,306          1,058            100           4,464
                                                =======        =======        =======         =======

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

17.   Segmented information, continued

                                                                                                  2001
      ------------------------------------------------------------------------------------------------
                                                                                 Steam
                                                                             Explosion
                                                          Environmental     Technology
                                                             Industrial      Group and
                                              Food Group          Group      Corporate    Consolidated
                                                       $              $              $               $

      External revenues by market
      U.S                                         66,408          5,365            359          72,132
      Canada                                         200         14,124             --          14,324
      Other                                        3,365              1             --           3,366
                                                 -------        -------        -------         -------
      Total sales to external customers           69,973         19,490            359          89,822
                                                 -------        -------        -------         -------
      Interest expense                             1,423            291             31           1,745
                                                 -------        -------        -------         -------
      Provision for (recovery of) income
           taxes                                     186            170           (209)            147
                                                 -------        -------        -------         -------
      Segment net earnings (loss)                    310            491           (782)             19
                                                 -------        -------        -------         -------
      Identifiable assets                         51,073         16,948         12,040          80,061
                                                 -------        -------        -------         -------
      Amortization                                 2,889            705            112            3706
                                                 -------        -------        -------         -------
      Expenditures on property, plant and
           equipment                               2,590          1,290             27           3,907
                                                 -------        -------        -------         -------
      Equity accounted investment                     --             --            366             366
                                                 =======        =======        =======         =======

                                                                                                  2000
                                             ---------------------------------------------------------
                                                                                 Steam
                                                                             Explosion
                                                          Environmental     Technology
                                                             Industrial      Group and
                                              Food Group          Group      Corporate    Consolidated
                                                       $              $              $               $

      External revenues by market
      U.S                                         42,388          3,602            236          46,226
      Canada                                         249         16,040            106          16,395
      Other                                        1,199             --             --           1,199
                                                 -------        -------        -------         -------
      Total revenues to external customers        43,836         19,642            342          63,820
                                                 -------        -------        -------         -------
      Interest expense                               698            261             --             959
                                                 -------        -------        -------         -------
      Provision for (recovery of) income
           taxes                                     542             41         (1,128)           (545)
                                                 -------        -------        -------         -------
      Segment net earnings                           230          1,578            310           2,118
                                                 -------        -------        -------         -------
      Amortization                                 1,075            537            138           1,750
                                                 -------        -------        -------         -------
      Expenditures on property, plant and
           equipment                               2,907            419             35           3,361
                                                 =======        =======        =======         =======

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

17.   Segmented information, continued

      Geographic segments

                                                           2002                             2001
                                  -----------------------------    -----------------------------
                                     U.S.     Canada      Total       U.S.     Canada      Total
                                        $          $          $          $          $          $
      Property, plant and
        equipment                  29,568      7,465      37,03     24,009      6,874     30,883
                                  =======    =======    =======    =======    =======    =======
      Goodwill and intangibles     11,655      3,262     14,917      9,429      1,609     11,038
                                  =======    =======    =======    =======    =======    =======
      Total assets                 87,399     27,888    115,287     55,300     24,761     80,061
                                  =======    =======    =======    =======    =======    =======

Customer concentration

The Company has one customer in the Food Group whose purchases were 16% of the Company's total revenue in 2002 (2001 - 6%).

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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

18. United States generally accepted accounting principles differences, continued

      Accordingly, the following would have been reported under U.S. GAAP:

                                                                    2002           2001           2000
                                                                       $              $              $

      Net earnings for the year - as reported                      3,766             19          2,118
      Translation adjustment                                          --             (6)           126
      Dilution gain                                                   --             --            (88)
      Pre-operating costs amortized                                  271            161             --
      Pre-operating costs capitalized                               (276)           (32)          (482)
      Stock option compensation expense                              (62)          (321)           (33)
      Tax effect of above items                                        2            (52)           228
                                                             -----------    -----------    -----------
      Net earnings (loss) for the year - US. GAAP                  3,701           (231)         1,869
                                                             ===========    ===========    ===========

      Net earnings (loss) per common share - U.S. GAAP:
           - Basic                                                  0.09          (0.01)          0.08
                                                             ===========    ===========    ===========
           - Diluted                                                0.09          (0.01)          0.08
                                                             ===========    ===========    ===========
      Weighted average number of common shares
           Outstanding                                        41,547,302     32,220,352     22,975,986
                                                             ===========    ===========    ===========

      Shareholders' equity - as reported                          49,527         43,500         20,892
      Cumulative pre-operating costs, net of amortization,
      net of tax                                                     215            212            289
      Cumulative stock compensation expense                         (416)          (354)           (33)
                                                             -----------    -----------    -----------

      Shareholders' equity - U.S. GAAP                            49,326         43,358         21,148
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

                                                       2002      2001       2000
                                                          $         $          $

      Net earnings (loss) for the year - U.S. GAAP    3,701      (231)     1,869
      Currency translation adjustment                   112       971        162
                                                      -----     -----      -----
      Comprehensive income for the year               3,813       740      2,031
                                                      =====     =====      =====

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

18. United States generally accepted accounting principles differences, continued

      Other U.S. GAAP disclosures

      Changes in Reserves                                                2002      2001     2000
                                                                            $         $        $
      Allowance for Doubtful Accounts
             Balance, beginning of year                                 1,117       590      418
             Additions charged to profit and loss, including
                 effects of foreign exchange rate differences             450       912      538
             Accounts receivable charged off, net of recoveries           (76)     (385)    (366)
                                                                       ------    ------   ------
             Balance, end of year                                       1,491     1,117      590
                                                                       ======    ======   ======

      Deferred Tax Valuation Allowance
             Balance, beginning of year                                   479       479    1,504
             Additions to valuation allowance                           4,107        --      479
             Adjustments to valuation allowance, including
                 effects of foreign exchange rate differences            (479)       --   (1,504)
                                                                       ------    ------   ------
             Balance, end of year                                       4,107       479      479
                                                                       ======    ======   ======

          The following items are considered part of operating income:   2002      2001     2000
                                                                            $         $        $

      Write down of investment in Easton Minerals Limited                (366)       --       --
      Gain of sales of assets                                             285        51       12
                                                                       ------    ------   ------
                                                                          (81)       51       12
                                                                       ======    ======   ======

                                                                         2002      2001
                                                                            $         $

      Accrued payroll                                                   1,235     1,059
                                                                       ======    ======

      Proforma data (unaudited)

      Condensed proforma income statement, as if the acquisitions of Opta, Wild West, Organic Kitchen, Simply Organic, First Light Foods and Virginia Materials had occurred at the beginning of 2001, is as follows:

                                                           2002            2001
                                                              $               $

      Revenue                                           153,686         126,316
      Net earnings                                        4,875             210
      Earnings per share
         - Basic                                           0.12            0.01
         - Diluted                                         0.11            0.01

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

19.   Shareholders' Equity

                                            Capital     Contributed       Retained       Currency          Total
                                              Stock         Surplus       Earnings   Translaction
                                                                                       Adjustment
                                            ====================================================================
                                                  $               $              $              $              $

      Balance at December 31, 1999            7,008           2,910          1,567           (122)        11,363
      Warrants exercised                        332                                                          332
      Options exercised                         274                                                          274
      Shares and warrants issued to
      acquire Northern                        6,644                                                        6,644
      Net earnings for the year                                              2,118                         2,118
      Currency translation adjustment                                                         162            162
      Balance at December 31, 2000           14,258           2,910          3,685             40         20,893
      Shares and  warrants issued to
      acquire First Light Foods                 804                                                          804
      Shares and warrants issued under
      private placements                     19,776                                                       19,776
      Options exercised                       1,037                                                        1,037
      Net earnings for the year                                                 19                            19
      Currency translation adjustment                                                         971            971
      Balance at December 31, 2001           35,875           2,910          3,704          1,011         43,500
      Warrants exercised                      1,474              --             --             --          1,474
      Warrants issued                           263              --             --             --            263
      Warrants repurchased                      (43)              4             --             --            (39)
      Options exercised                         397              --             --             --            397
      Convertible right associated
            with convertible debenture           54              --             --             --             54
      Net earnings for the year                  --              --          3,766             --          3,766
      Currency translation adjustment            --              --             --            112            112
                                            -------         -------        -------        -------        -------
      Balance at December 31, 2002           38,020           2,914          7,470          1,123         49,527
                                            =======         =======        =======        =======        =======

20.   Comparative balances

Certain line items in the prior year consolidated balance sheet and prior years consolidated statements of earnings and consolidated statements of cash flows have been combined to achieve comparability to current year's presentation. The reclassifications of these prior year balances did not have a significant impact on the presentation of the consolidated financial statements.

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

Recent accounting developments, continued

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any ownership in any variable interest entities. The Company believes that the adoption of FIN 46 will not have a material impact on the Company's consolidated financial position or on its results of operations.

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

Supplemental Financial Information (Unaudited)

                                                            Quarter ended           Quarter ended
                                                              December 31            September 30
                                                      -------------------------------------------
                                                         2002        2001        2002        2001

      Revenues                                         33,437      23,811      32,800      22,904

      Cost of goods sold                               28,000      20,723      27,510      20,093
                                                      -------     -------     -------     -------
      Gross profit                                      5,437       3,088       5,290       2,811

      Selling, general and administrative expenses      4,835       3,732       3,240       2,536
                                                      -------     -------     -------     -------
      Earnings (loss) before the following                602        (644)      2,050         275

      Interest expense                                   (383)       (339)       (302)       (398)
      Interest and other income (expense)                 (20)         (6)         30         102
      Foreign exchange gain (loss)                         36          22        (322)        347
                                                      -------     -------     -------     -------
                                                         (367)       (323)       (594)         51
                                                      -------     -------     -------     -------
      Earnings (loss) before income taxes                 235        (967)      1,456         326

      Provision for (recovery of) income taxes           (277)       (283)        (71)        170
                                                      -------     -------     -------     -------
      Net earnings (loss) for the year                    512        (684)      1,527         156
                                                      =======     =======     =======     =======
      Net earnings (loss) per share for the year
         Basic                                           0.01       (0.02)       0.04        0.00
                                                      =======     =======     =======     =======
         Diluted                                         0.01       (0.02)       0.04        0.00
                                                      =======     =======     =======     =======

                                                            Quarter ended           Quarter ended
                                                                  June 30                March 31
                                                      -------------------------------------------
                                                         2002        2001        2002        2001

      Revenues                                         31,378      23,988      23,283      19,119

      Cost of goods sold                               25,942      20,180      19,979      16,454
                                                      -------     -------     -------     -------
      Gross profit                                      5,436       3,808       3,304       2,665

      Selling, general and administrative expenses      3,223       2,494       2,983       2,380
                                                      -------     -------     -------     -------
      Earnings before the following                     2,213       1,314         321         285

      Interest expense                                   (306)       (519)       (422)       (489)
      Interest and other income                            97         143         111          87
      Foreign exchange gain (loss)                        466         (41)         (4)         27
                                                      -------     -------     -------     -------
                                                          257        (417)       (315)       (375)
                                                      -------     -------     -------     -------
      Earnings before income taxes                      2,470         897           6         (90)

      Provision for income taxes                          766         372         (17)       (112)
                                                      -------     -------     -------     -------
      Net earnings for the year                         1,704         525          23          22
                                                      =======     =======     =======     =======
      Net earnings per share for the year
         Basic                                           0.04        0.02        0.00        0.00
                                                      =======     =======     =======     =======
         Diluted                                         0.04        0.02        0.00        0.00
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