Form 10-K/A
period 2002-12-31
STAKE TECHNOLOGY LTD
filed 2003-07-02
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

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

                                Explanatory Note

      This Amendment No. 2 to Form 10-K (the "Form 10-K/A") of Stake Technology Ltd. (the "Company") for the fiscal year ended December 31, 2002, is being filed to file a copy of Exhibit 10O, the Production Agreement and Addendum dated August 6, 2001 between The Hain Celestial Group and Nordic Aseptic, Inc., a wholly-owned subsidiary of the Company. Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

Item 15. Exhibits, Financial Statements and Reports on Form 8-K

STAKE TECHNOLOGY LTD.

(a) Documents filed herewith as part of the Report on Form 10-K.

         Exhibits
         --------

            10O. Production Agreement and Addendum dated August 6, 2001 between The Hain Celestial Group and Nordic Aseptic, Inc. (a wholly-owned subsidiary of the Company) ** / ***

            99.1 Certification by Jeremy Kendall, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

            99.2 Certification by Steven Bromley, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

----------
**    Filed herewith

*** Portions of the Exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1984, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned. Thereunto duly authorized.

STAKE TECHNOLOGY LTD.


Steven R. Bromley                              /s/ Steven R. Bromley
                                               ---------------------
Executive Vice President and Chief Financial Officer

Date: June 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this amendment to report below.

Signature                             Title                                                   Date
-----------------------------------------------------------------------------------------------------------
*                                                                                             June 25, 2003
----------------------------------
Jeremy N. Kendall                     Chairman, Chief Executive Officer
                                      And Director (Principal Executive Officer)

/s/ Steven R. Bromley                                                                         June 25, 2003
----------------------------------
Steven R. Bromley                     Executive Vice President and Chief Financial
                                      Officer (Principal Financial and Accounting Officer)

*                                                                                             June 25, 2003
----------------------------------
Cyril A. Ing                          Director and Corporate Secretary

*                                                                                             June 25, 2003
----------------------------------
Joseph Riz                            Director

*
----------------------------------
Jim Rifenbergh                        Director                                                June 25, 2003

*
----------------------------------
Allan Routh                           Director                                                June 25, 2003

*
----------------------------------
Dennis Anderson                       Director                                                June 25, 2003

*
----------------------------------
Katrina Houde                         Director                                                June 25, 2003

*
----------------------------------
Camillo Lisio                         Director                                                June 25, 2003

*
----------------------------------
Stephen Bronfman                      Director                                                June 25, 2003

*
----------------------------------
Robert Fetherstonhaugh                Director                                                June 25, 2003

* By his signature set forth below, Steven R. Bromley, pursuant to a duly executed power of attorney filed with the Securities and Exchange Commission as an exhibit to the report on Form 10-K, has signed this amendment to report on behalf of and as Attorney-In-Fact for this person.


/s/ Steven R. Bromley - Steven R. Bromley -Attorney-in-Fact
---------------------

                                INDEX TO EXHIBITS

    Exhibit No.                                                         Page No.
    -----------                                                         --------

            10O. Production Agreement and Addendum dated August 6, 2001 between The Hain Celestial Group and Nordic Aseptic, Inc. (a wholly-owned subsidiary of the Company) (1)

            99.1 Certification by Jeremy Kendall, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification by Steven Bromley, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

(1) Portions of the Exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.