Form 10-Q/A
period 2003-03-31
STAKE TECHNOLOGY LTD
filed 2003-07-02
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

There are 35 pages in the March 31, 2003 10-Q and the index follows the cover page.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  1                   March 31, 2003 10-QA1

STAKE TECHNOLOGY LTD.

                                   FORM 10-QA
                                 March 31, 2003

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q filed on Form 10Q/A for the year quarter ended March 31, 2003 is being filed to clarify and expand various disclosures in "Item
1. Consolidated Financial Statements"; "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations"; "Item 3. Quantitative and Qualitative Disclosure about Market Risk". All information contained herein is as of April 30, 2003, and does not reflect any events or changes in information that may have occurred subsequent to April 30, 2003.

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

            Consolidated Statements of Cash Flow for the three months ended March 31, 2003 and 2002.

            Condensed Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

            All financial information is expressed in United States Dollars The closing rate of exchange on April 30, 2003 was CDN $1 = U.S. $0.6976


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  2                   March 31, 2003 10-QA1

PART I - FINANCIAL INFORMATION

Item 1 -

                        Consolidated Financial Statements
                    (Expressed in thousands of U.S. dollars)

                              Stake Technology Ltd.

                    For the Three Months Ended March 31, 2003


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  3                   March 31, 2003 10-QA1

Stake Technology Ltd.
Consolidated Balance Sheets
As at March 31, 2003 and December 31, 2002
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

                                                                 March 31,     December 31,
                                                                      2003             2002
                                                                         $                $
-------------------------------------------------------------------------------------------
Assets

Current assets
Cash and cash equivalents                                            1,782            7,012
Short-term investments                                                  --            2,038
Accounts receivable - trade                                         17,698           18,144
Note receivable                                                        697            1,034
Inventories (note 4)                                                23,642           22,989
Prepaid expenses and other current assets                            1,736              958
Future income taxes                                                     --              115
                                                                   ------------------------

                                                                    45,555           52,290

Property, plant and equipment                                       37,741           37,033
Goodwill and intangibles, net                                       15,245           14,992
Future income taxes                                                  9,956            9,892
Other assets (note 5)                                                  988            1,080
                                                                   ------------------------

                                                                   109,485          115,287
                                                                   ========================
Liabilities

Current liabilities
Bank indebtedness                                                    9,191            3,963
Accounts payable and accrued liabilities                            17,073           19,664
Customer deposits                                                    1,334              421
Current portion of long-term debt (note 6)                           2,626           11,650
Current portion of long-term payables (note7)                        1,190            3,458
                                                                   ------------------------

                                                                    31,414           39,156

Long-term debt  (note 6)                                            24,125           25,099
Long-term payables (note 7)                                          1,447            1,505
                                                                   ------------------------

                                                                    56,986           65,760
                                                                   ------------------------
Shareholders' Equity

Capital stock (note 8)                                              39,150           38,020
Authorized
   Unlimited common shares without par value
Issued
   42,547,199 (December 31, 2002 - 41,984,118) common shares
Contributed surplus                                                  2,914            2,914
Retained earnings                                                    8,534            7,470
Currency translation adjustment                                      1,901            1,123
                                                                   ------------------------

                                                                    52,499           49,527
                                                                   ------------------------

                                                                   109,485          115,287
                                                                   ========================

Commitments and contingencies (note 10)

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  4                   March 31, 2003 10-QA1

Stake Technology Ltd.
Consolidated Statements of Retained Earnings
For the three months ended March 31, 2003 and 2002, and the year ended December 31, 2002
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

                                                     Three months ended    Year ended
                                                -----------------------  ------------
                                                March 31,     March 31,  December 31,
                                                     2003          2002          2002
                                                        $             $             $
-------------------------------------------------------------------------------------
Retained Earnings - Beginning of the period         7,470         3,709         3,704

Net earnings for the period                         1,064            23         3,766
                                                    ---------------------------------

Retained Earnings - End of the period               8,534         3,732         7,470
                                                    =================================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  5                   March 31, 2003 10-QA1

Stake Technology Ltd.
Consolidated Statements of Earnings
For the three months ended March 31, 2003 and 2002
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

                                                     March 31,         March 31,
                                                          2003             2002
                                                             $                $
--------------------------------------------------------------------------------
Revenues                                                41,411           23,283

Cost of good sold                                       34,293           19,979
                                                       ------------------------

Gross profit                                             7,118            3,304

Selling, general and administrative expenses             5,485            2,983
                                                       ------------------------

Earnings before the following                            1,633              321

Interest expense                                          (491)            (422)
Interest and other income                                   37              111
Foreign exchange gain (loss)                               341               (4)
                                                       ------------------------

                                                          (113)            (315)
                                                       ------------------------

Earnings before income taxes                             1,520                6

Provision for (recovery of) income taxes                   456              (17)
                                                       ------------------------

Net earnings for the period                              1,064               23
                                                       ========================

Net earnings per share for the period

   - Basic                                                0.03             0.00
                                                       ========================

   - Diluted                                              0.02             0.00
                                                       ========================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  6                   March 31, 2003 10-QA1

Stake Technology Ltd.
Consolidated Statements of Cash Flow
For the three months ended March 31, 2003 and 2002
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

                                                                           March 31,        March 31,
                                                                                2003             2002
                                                                                   $                $
-----------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                                                    1,064               23
Items not affecting cash
       Amortization                                                            1,178              934
       Future income taxes                                                        51              (21)
       Other                                                                      45              (24)
                                                                             ------------------------
                                                                               2,338              912

Changes in non-cash working capital (note 9)                                  (2,729)          (2,890)
                                                                             ------------------------

                                                                                (391)          (1,978)
                                                                             ------------------------
Investing activities
Decrease in short term investments                                             2,038            6,307
Acquisition of companies, net of cash acquired                                (1,871)            (214)
Acquisition of property, plant and equipment                                  (1,229)          (1,167)
Proceeds from note receivable                                                    358              358
Other                                                                           (147)            (103)
                                                                             ------------------------

                                                                                (851)           5,181
                                                                             ------------------------
Financing activities
Increase in bank indebtedness                                                  5,228            2,695
Borrowings under term debt facilities                                          7,800           15,000
Repayment of term debt and tender facilities                                 (17,819)         (15,470)
Repayment of deferred purchase consideration                                    (227)            (147)
Proceeds from the issuance of common shares, net of issuance costs             1,130               98
Financing costs                                                                  (70)            (486)
Decrease in restricted cash                                                       --              267
Purchase and redemption of Preference Shares of subsidiary companies            (130)            (105)
                                                                             ------------------------

                                                                              (4,088)           1,852

Foreign exchange gain (loss) on cash held in a foreign currency                  100              (65)
                                                                             ------------------------

(Decrease) Increase in cash and cash equivalents during the period            (5,230)           4,990

Cash and cash equivalents - Beginning of the period                            7,012            3,364
                                                                             ------------------------

Cash and cash equivalents - End of the period                                  1,782            8,354
                                                                             ========================

See note 9 for supplemental cash flow information

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  7                   March 31, 2003 10-QA1

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

2.    Description of business and significant accounting policies

      The Company was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. The Food Group processes, packages, markets and distributes a wide range of natural and organic food products and ingredients via its vertically integrated operations with a focus on soy, oat and corn based products. The Environmental Industrial Group processes, distributes and recycles industrial minerals. The Steam Explosion Technology Group markets proprietary steam explosion technology systems for the pulp and food processing industries. The Company's assets, operations and employees at March 31, 2003 are located in the United States and Canada.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  8                   March 31, 2003 10-QA1

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

      ii)   Deferred financing costs

            Costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related financing agreement.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  9                   March 31, 2003 10-QA1

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

      iii)  Investments

            The Company has a 32% (2002 - 32%) investment in Easton Minerals Limited. This investment is considered impaired and the carrying value at December 31, 2002 is nil (2002 - $nil).

            All other subsidiaries are 100% owned at March 31, 2003. On November 1, 2002, the Company acquired the remaining 49% minority interest in International Materials & Supplies, Inc. Investments in these subsidiaries are recorded using the consolidation method, whereby revenues and expenses are consolidated with the results of the Company.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  10                  March 31, 2003 10-QA1

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  11                  March 31, 2003 10-QA1

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

3.    Business acquisitions

      On April 11, 2003 Stake announced that it has reached an agreement to acquire 100% of the outstanding shares of Kettle Valley Dried Fruit Ltd. (Kettle Valley) and its related companies, subject to completion of required documentation and definitive agreements, for total consideration of $2,668, consisting of cash, common shares and notes payable.

      Kettle Valley produces natural and organic fruit bars and fruit leathers with an apple base and markets these products under the Kettle Valley Real Fruit Snack and Frunola brands. Kettle Valley operates two production facilities in Summerland, British Columbia, the heart of the B.C. apple growing district, and is currently constructing a third plant in the State of Washington, the center of the apple growing district of the Western U.S. In addition, Kettle Valley produces a number of private label products for customers in the U.S., Canada and the United Kingdom. Kettle Valley's products are sold through agents and distributors to the health food and mass markets as well as to various school districts who are leading the trend in improving the dietary content of student lunches.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  12                  March 31, 2003 10-QA1

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

4.    Inventories

                                                       March 31,   December 31,
                                                            2003           2002
                                                               $              $

      Raw materials                                        7,928          7,859
      Finished goods                                      12,225         11,750
      Grain                                                3,489          3,380
                                                          ---------------------

                                                          23,642         22,989
                                                          =====================

       Grain inventories consist of the following:

                                                       March 31,   December 31,
                                                            2003           2002
                                                               $              $

      Company owned grain                                  3,550          3,338
      Unrealized gain (loss) on
            Sales and purchase contracts                    (150)           (79)
            Futures contracts                                 89            121
                                                          ---------------------

                                                           3,489          3,380
                                                          =====================

5.    Other assets

                                                       March 31,   December 31,
                                                            2003           2002
                                                               $              $

      Pre-operating costs, net of accumulated
            amortization of $520 (2002 - $432)               268            358
      Deferred financing costs, net of accumulated
            amortization of $272 (2002 - $201)               618            619
      Other                                                  102            103
                                                          ---------------------

                                                             988          1,080
                                                          =====================

6.    Long-term debt and banking facilities

                                                       March 31,   December 31,
                                                            2003           2002
                                                               $              $

      Term loan (a)                                       21,275         13,900
      Tender facility (b)                                     --         15,186
      Convertible debenture                                4,733          4,697
      Other long-term debt (c)                               743          2,966
                                                          ---------------------
                                                          26,751         36,749
      Less: current portion                               (2,626)       (11,650)
                                                          ---------------------

                                                          24,125         25,099
                                                          =====================


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  13                  March 31, 2003 10-QA1

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

6.    Long-term debt and banking facilities, continued

      (a) In March 2003, the Company amended its financing arrangement with its current lenders and entered into a syndication agreement. As part of the amendment, the term loan increased by $7,800. On March 31, 2003 the Company made a regularly scheduled repayment on the term loan of $425.

      (b) During the first quarter of 2003, the Company repaid the tender facility with proceeds from the amended term loan of $7,800, $3,500 from an increase in a line of credit facility (noted in (d) below) and the utilization of $3,886 in cash.

      (c) During the first quarter the Company repaid certain other long-term debt of $2,097, in addition to making regularly scheduled repayments of $111.

      (d) As part of the amended financing arrangement noted above in (a), the Company also increased a line of credit facility by $4,000.

7.    Long-term payables

                                                                     March 31,     December 31,
                                                                          2003             2002
                                                                             $                $
      Product rebate payable                                             1,361            1,330
      Deferred purchase consideration                                      440              667
      Preference shares of subsidiary companies                            161              291
      Payable to former shareholders of acquired companies (a)             675            2,675
                                                                        -----------------------
                                                                         2,637            4,963
      Less: Current portion                                             (1,190)          (3,458)
                                                                        -----------------------

                                                                         1,447            1,505
                                                                        =======================

      (a) During the first quarter $1,871 was paid to the former shareholders of Opta in respect of untendered shares converted to a right to receive $2.50 per share in cash as a result of the amalgamation of Stake Acquisition Corp. with Opta.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  14                  March 31, 2003 10-QA1

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

8.    Capital stock

                                                                            March 31,    December 31,
                                                                                 2003            2002
                                                                                    $               $
      (a)   Issued and fully paid -
            42,547,199 common shares (December 31, 2002 - 41,984,118)          36,449          35,230
            4,101,244 warrants (December 31, 2002 - 4,224,600)                  2,701           2,790
                                                                               ----------------------

                                                                               39,150          38,020
                                                                               ======================

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  15                  March 31, 2003 10-QA1

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

--------------------------------------------------------------------------------

8.    Capital stock, continued

            Pro-forma net earnings (loss) reflecting stock compensation for the first quarter in 2003 and 2002 are as follows:

                                                                                 Three months ended
                                                                            -----------------------
                                                                            March 31,     March 31,
                                                                                 2003          2002
            Number of options granted                                         398,750        33,900
                                                                              =====================

                                                                                    $             $

            Total fair value                                                      791           131
                                                                              =====================

            Net earnings for the period as reported                             1,064            23

            Stock compensation expense:
                Options vested in current year from current year grants            40             7
                Options vested in current year from prior years grants             60            29
                                                                              ---------------------
                                                                                  100            36
                                                                              ---------------------

            Pro-forma net earnings (loss) for the period                          964           (13)
                                                                              =====================

            Pro-forma net earnings (loss) per common share
               - Basic                                                           0.02         (0.00)
                                                                              =====================
               - Diluted                                                         0.02         (0.00)
                                                                              =====================

9.    Earnings per share

      The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

                                                      March 31,        March 31,
                                                           2003             2002
      Weighted average number of shares used in
           basic earnings per share                  42,290,847       41,110,488
      Dilutive potential of the following
           Employee/director stock options              915,514          602,821
           Warrants                                   1,343,550          247,359
                                                     ---------------------------
      Weighted average number of shares used in
           diluted earnings per share                44,549,911       41,960,668
                                                     ===========================

      Warrants to purchase nil common shares (2002 - $1,250,000) and options to purchase 388,750 common shares (2002 - nil) and the convertible debenture, convertible into 1,666,667 common shares (2002 - nil) have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  16                  March 31, 2003 10-QA1

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

10.   Supplemental cash flow information

                                                                  Three months ended
                                                             -----------------------
                                                             March 31,     March 31,
                                                                  2003          2002
                                                                     $             $
       Changes in non-cash working capital, net of
           businesses acquired:
                Accounts receivable - trade                        346        (1,036)
                Inventories                                       (725)       (2,041)
                Prepaid expenses and other current assets         (785)          461
                Accounts payable and accrued liabilities        (2,478)         (599)
                Customer deposits                                  913           325
                                                                --------------------

                                                                (2,729)       (2,890)
                                                                ====================
      Cash paid for:                                               304           424
                Interest
                                                                ====================
                Income taxes                                       418            65
                                                                ====================

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  17                  March 31, 2003 10-QA1

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
                                                                       -----

                                                                       8,606
                                                                       =====


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  18                  March 31, 2003 10-QA1

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

                                                                                                      Three months ended
                                                                                                          March 31, 2003
                                                      ------------------------------------------------------------------
                                                                                     Steam Explosion
                                                                                          Technology
                                                                     Environmental         Group and
                                                      Food Group  Industrial Group         Corporate        Consolidated
                                                               $                 $                 $                   $
      External revenues by market
      U.S                                                 29,824             1,994               225              32,043
      Canada                                               4,507             3,382                --               7,889
      Other                                                1,452                24                 3               1,479
                                                          --------------------------------------------------------------

      Total revenues to external customers                35,783             5,400               228              41,411
                                                          --------------------------------------------------------------

      Interest expense                                       386                90                15                 491
                                                          --------------------------------------------------------------

      Provision for (recovery of) income taxes               397               121               (62)                456
                                                          --------------------------------------------------------------

      Segment net earnings (loss)                            927               284              (147)              1,064
                                                          --------------------------------------------------------------

      Identifiable assets                                 82,025            22,685             4,775             109,485
                                                          --------------------------------------------------------------

      Amortization                                           876               209                93               1,178
                                                          --------------------------------------------------------------

      Expenditures on property, plant and
            equipment                                      1,111               110                 8               1,229
                                                          ==============================================================


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  19                  March 31, 2003 10-QA1

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

11.   Segmented information continued

                                                                                                      Three months ended
                                                                                                          March 31, 2002
                                                      ------------------------------------------------------------------
                                                                                     Steam Explosion
                                                                                          Technology
                                                                     Environmental         Group and
                                                      Food Group  Industrial Group         Corporate        Consolidated
                                                               $                 $                 $                   $
      External revenues by market
      U.S                                                 17,344             2,287                75              19,706
      Canada                                                  75             2,821                --               2,896
      Other                                                  648                33                --                 681
                                                          --------------------------------------------------------------

      Total revenues to external customers                18,067             5,141                75              23,283
                                                          --------------------------------------------------------------

      Interest expense                                       369                53                --                 422
                                                          --------------------------------------------------------------

      Provision for (recovery of) income taxes                 2               176              (195)                (17)
                                                          --------------------------------------------------------------

      Segment net earnings (loss)                              2               265              (244)                 23
                                                          --------------------------------------------------------------

      Identifiable assets                                 52,651            18,251            11,121              82,023
                                                          --------------------------------------------------------------

      Amortization                                           712               203                19                 934
                                                          --------------------------------------------------------------

      Expenditures on property, plant and
            equipment                                        699               397                71               1,167
                                                          --------------------------------------------------------------

      Geographic segments

                                                          March 31,                         December 31,
                                                               2003                                 2002
                                    -------------------------------      -------------------------------
                                      U.S.      Canada        Total        U.S.      Canada        Total
                                         $           $            $           $           $            $
      Property, plant and
        equipment                   29,713       8,028       37,741      29,568       7,465       37,033
                                    ===============================      ===============================

      Goodwill and intangibles      11,666       3,579       15,245      11,655       3,262       14,917
                                    ===============================      ===============================

      Total assets                  78,445      31,040      109,485      87,399      27,888      115,287
                                    ===============================      ===============================

      Customer concentration

      The Company has one customer in the Food Group whose purchases were 12% of the Company's total revenue in the first quarter of 2003 (2002 - 10.3%).


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  20                  March 31, 2003 10-QA1

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

      Accordingly, the following would have been reported under U.S. GAAP:

                                                                                            Three months ended           Year ended
                                                                               ----------------------------------------------------
                                                                                March 31,            March 31,         December 31,
                                                                                     2003                 2002                 2002
                                                                                        $                    $                    $
      Net earnings for the period - as reported                                     1,064                   23                3,766

      Pre-operating costs amortized                                                    90                   40                  271
      Pre-operating costs capitalized                                                  --                  (87)                (276)
      Stock option compensation expense                                                --                   --                  (62)
      Tax effect of above items                                                       (27)                  19                    2
                                                                               ----------------------------------------------------

      Net earnings (loss) for the period - U.S. GAAP                                1,127                   (5)               3,701
                                                                               ====================================================

      Net earnings (loss) per common share - U.S. GAAP
            - Basic                                                                  0.03                 0.00                 0.09
                                                                               ====================================================
            - Diluted                                                                0.03                 0.00                 0.09
                                                                               ====================================================
      Weighted average number of common shares
       outstanding                                                             42,290,857           41,110,488           41,547,302
                                                                               ====================================================

      Shareholders' equity - as reported                                           52,499               43,701               49,527

      Cumulative pre-operating costs, net of amortization, net of tax                (152)                (413)                (215)
      Cumulative stock compensation expense                                          (416)                (353)                (416)
                                                                               ----------------------------------------------------

      Shareholders' equity - U.S. GAAP                                             51,931               42,935               48,896
                                                                               ====================================================


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  21                  March 31, 2003 10-QA1

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

                                                                                            Three months ended           Year ended
                                                                               ----------------------------------------------------
                                                                                March 31,            March 31,         December 31,
                                                                                     2003                 2002                 2002
                                                                                        $                    $                    $
      Net earnings (loss) for the period - U.S. GAAP                                1,127                   (5)               3,701
      Currency translation adjustment                                                 778                  (80)                 112
                                                                                    -----------------------------------------------

      Comprehensive income (loss) for the period                                    1,905                  (85)               3,813
                                                                                    ===============================================

      Other U.S. GAAP disclosures

                                                                                            Three months ended           Year ended
                                                                               ----------------------------------------------------
      Changes in Reserves                                                       March 31,            March 31,         December 31,
                                                                                     2003                 2002                 2002
                                                                                        $                    $                    $
      Allowance for Doubtful Accounts
            Balance, beginning of period                                              709                  367                  367
            Additions charged to profit and loss, including
                effects of foreign exchange rate differences                           70                   16                  450
            Accounts receivable charged off, net of recoveries                        (48)                  --                 (108)
                                                                              -----------------------------------------------------
            Balance, end of period                                                    731                  383                  709
                                                                              =====================================================

            Deferred Tax Valuation Allowance
            Balance, beginning of period                                            4,107                  479                  479
            Additions to valuation allowance                                           --                   --                4,107
            Adjustments to valuation allowance, including
                  effects of foreign exchange rate differences                         --                   --                 (479)
                                                                              -----------------------------------------------------
               Balance, end of period                                               4,107                  479                4,107
                                                                              =====================================================

       Accrued payroll                                                              1,600                1,235
                                                                              ================================


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  22                  March 31, 2003 10-QA1

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

13.   Recent accounting developments

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

14.   Comparative balances

      Certain line items in the prior year consolidated balance sheet and prior years consolidated statements of earnings and consolidated statements of cash flows have been combined to achieve comparability to current year's presentation. The reclassifications of these prior year balances did not have a significant impact on the presentation of the consolidated financial statements.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  23                  March 31, 2003 10-QA1

PART I - FINANCIAL INFORMATION

Item 2 -

Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

On April 11, 2003, Stake announced that it has reached an agreement to acquire 100% of the outstanding shares of Kettle Valley Dried Fruit Ltd. (Kettle Valley) and its related companies, subject to completion of required documentation and definitive agreements, for total consideration of $2,634, consisting of cash, common shares and notes payable.

Kettle Valley produces natural and organic fruit bars and fruit leathers with an apple base and markets these products under the Kettle Valley Real Fruit Snack and Frunola brands. Kettle Valley operates two production facilities in Summerland, British Columbia, the heart of the B.C. apple growing district, and is currently constructing a third plant in the State of Washington, the center of the apple growing district of the Western U.S. In addition, Kettle Valley produces a number of private label products for customers in the U.S., Canada and the United Kingdom. Kettle Valley's products are sold through agents and distributors to the health food and mass markets as well as to various school districts who are leading the trend in improving the dietary content of student lunches.

In March 2003, Stake amended its financing arrangements. The amendment syndicated the financing arrangement to a group of banks which includes existing lenders and increased the term loan by $7,800 to $21,700 ($21,275 as at March 31, 2003). In addition, the U.S. line of credit facility was increased by $4,000 to $9,000. The Company used the incremental proceeds on the term loan, drew on the U.S. line of credit facility to the extent of $3,500 and utilized $3,886 of cash on hand to repay the tender facility which had been obtained to finance the acquisition of Opta Food Ingredients, Inc. The term loan is repayable quarterly and is intended to amortize over seven years. The term loan has a two year maturity at which point the facility is renewable at the option of the lender and Stake. Stake fully expects to renew this facility.

Operations For the Three Months ended March 31, 2003 Compared With the Three Months Ended March 31, 2002

Consolidated

Revenues in the first three months of 2003 increased by 77.9% to $41,411 from $23,283 in the first three months of 2002 and the Company's net earnings for the first three months in 2003 were $1,064 or $0.03 per common share compared to $23 or $0.00 per common share for the first three months of 2001. The increase in the Company's revenues of $18,128 is due in most part to increased sales of aseptic packaged soymilk products of $2,939, increased sales of bulk grains and specialty beans of $4,485, the combined impact of the acquisitions of Organic Kitchen, Wild West, Simply Organic and Opta and the start-up of the Company's organic dairy operation, Sunrich Valley totalling $11,273.

Net earnings increased significantly over the same period in 2002 due in most part to the turn around at the Company's aseptic packaging operations of $796 after tax, improved market/economic conditions that impacted the Environmental Industrial Group of $11, earnings from acquisitions noted above of $106 after tax, and a foreign exchange gain as a result of the appreciation of the Canadian dollar of $239 after tax.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  24                  March 31, 2003 10-QA1
in efficiencies at the Company's aseptic packaging operation and other Food Group operations, as well as the impact of higher gross margins in the acquired businesses.

Selling, general and administrative expenses increased to $5,485 or 13.2% of revenues in the three months ended March 31, 2003 compared to $2,983 or 12.8% of revenues for the three months ended March 31, 2002. The increase in administrative costs is mainly due to the acquisitions completed in 2002 of $2,352 and incremental legal costs of $95 related to the Company's legal proceeding against a former supplier for failure to adhere to the terms of a supply contact, as detailed in Part II - Other Information.

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

Food Group

The Food Group contributed $35,783 or 86.4% of total Company consolidated revenues in the first three months of 2002 versus $18,067 or 77.6% in the same period in 2002. The increase of $17,716 or 98.0% in Food Group revenues was due primarily to increased sales of aseptic packaged soymilk of $2,939, an increase in sales of bulk grains and specialty beans of $4,485 and the combined impact of the acquisitions and start-up completed in 2002 of $11,273. The increase in food revenues as a percentage of consolidated revenues reflects the Company's continued growth via acquisitions in the natural and organic food industry and the inherently higher internal growth rates associated with these businesses.

Gross margin in the Food Group increased by $3,825 in the three months ended March 31, 2003 to $5,825 or 16.3% compared to $2,000 or 11.1%, in the same period in 2002. The increase in gross margin reflects the turnaround at the Nordic Aseptic packaging operation and the acquisitions completed in 2002.

Selling, general and administrative expenses increased to $4,116 in the three months ended March 31, 2003 versus $1,679 in the three months ended March 31, 2002. The increase of $2,437 is due primarily to acquisitions completed in 2002 of $2,352 and legal costs of $95 associated with an action against a former supplier for failure to adhere to the terms of a supply contact, as detailed in
Part II - Other Information.

Interest expense increased to $386 in the three months ended March 31, 2003 versus $369 in the three months ended March 31, 2002. The increase was due to the acquisitions completed in 2002.

Net earnings in the Food Group were $927 in the three months ended March 31, 2003 compared to earnings of $2 in the three months ended March 31, 2002 due to the factors noted above.

Environmental Industrial Group

The Environmental Industrial Group contributed $5,400 or 13.0% of the total Company consolidated revenues in the first three months of 2003, versus $5,141 or 22.1% in 2002. Revenues were favourably impacted by the improvement in the market and economic conditions in the steel and foundry businesses and a resurgence in demand for abrasives totalling $260.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  25                  March 31, 2003 10-QA1

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

Corporate Activities

Selling, general and administration expenses were $767 in the three months ended March 31, 2003 versus $518 in the three months ended March 31, 2002. The increase was due to an increase in the costs of administering a growing public company of approximately $175 and an increase in the amortization of financing fees of $71.

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

The note receivable of $697 (December 31, 2002- $1,034) and the product rebate payable in long-term payables of $1,361 (December 31, 2002 - $1,330) are related to an agreement with a major European based company to supply product. This agreement required the Food Group to expand a food processing plant to the customer's specifications, which was completed in 2001. In accordance with the terms of the agreement, the customer pays 36 monthly instalments of $119. The agreement also requires the Company to provide the customer with a product rebate beginning October 2003 until $1,720 is repaid. Upon the application of purchase accounting in 2000, both the receivable and payable were fair valued using a discount rate of 9.5 %.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  26                  March 31, 2003 10-QA1

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

Property, plant and equipment

In the first quarter of 2003, the Company expended $1,229 (March 31, 2002 - $1,167) on property, plant and equipment, of which, the Food Group comprised of $1,111. Key projects in the quarter included the micro filter sweetener project at the Group's operation in Alexandria, MN and the expansion of the grain cleaning and transfer system in Hope, MN. During the first quarter of 2003, $110 was expended by the Environmental Industrial Group on general additions and replacements and $8 was spent by the Steam Explosion Technology Group and the Corporate Office on computer equipment.

Goodwill and intangibles

Goodwill and intangibles increased to $15,245 at March 31, 2003 from $14,992 at December 31, 2002. The increase is due primarily to foreign exchange valuation of Canadian goodwill and intangibles.

Future income taxes

The future income tax asset relates primarily to loss carry-forwards recorded on the acquisition of Opta Food Ingredients, Inc. and scientific research and development credits available in Canada.

Other assets

Other assets decreased by $92 to $988, primarily due to amortization of pre-operating costs and financing fees, offset by the capitalization of $70 in financing fees.

Current liabilities

Bank indebtedness

Bank indebtedness at March 31, 2003 was $9,191 (December 31, 2002 - $3,963). The increase relates primarily to the utilization of the line of credit facilities to repay the tender facility which occurred in March 2003.

Accounts payable and accrued liabilities decreased to $17,073 at March 31, 2003 from $19,664 at December 31, 2002. The decrease is primarily due to deferred payments to grain suppliers at December 31, 2002, the payment of bonuses related to 2002 and the disbursement of acquisition based accruals.

Customer deposits of $1,334 at March 31, 2003 (December 31, 2002 - $421) relate to cash deposits made by Food Group customers for purchases made throughout the growing season in 2003. No recognition of revenue or accrual of costs is booked on these transactions until the goods are shipped.

Long term debt

At March 31, 2003, the Company's long-term debt, including current portion, is $26,751, a net decrease of $9,998 from December 31, 2002. The decrease relates to the repayment of the tender facility and certain other debt instruments, offset by the increase in the term debt facility of $7,800 as a result of the refinancing completed in March 2003.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  27                  March 31, 2003 10-QA1

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

Payables to former shareholders of acquired companies decreased by $2,000 to $675 at March 31, 2003. The reduction is due primarily to the payment for the untendered shares of the former shareholders of Opta, in addition to payments related to the acquisition of Virginia Materials.

Cash flow

For the quarter ended March 31, 2003, cash flow provided by operations before working capital changes was $2,338, an increase of 156% versus 2002 (March 31, 2002 - $912). The increase is due primarily to improvements in earnings and higher amortization charges in the first quarter of 2003 versus 2002.

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

Debt in both fixed rate and floating rate interest carry varying degrees of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As of March 31, 2003, the weighted average interest rate of the fixed rate term debt including the convertible debenture was 9.10% and $5,476 of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $21,275 at an interest rate of 3.78% is outstanding at March 31, 2003. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including the interest rate spread between variable and


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  28                  March 31, 2003 10-QA1
fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company's ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates, the Company's after-tax earnings would decrease (increase) by approximately $150,000. Given the short duration of fixed rate debt, changes in interest rates would have a negligible affect on fixed rate debt valuations.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency, and since January 1, 2002, the United States dollar has been the Company's reporting currency. Canadian subsidiaries and corporate office use the Canadian dollar as their functional currency. The subsidiaries are subject to risks typical of multi-jurisdiction businesses, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. During the first quarter, the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from CDN $1.5776 at December 31, 2002 to CDN $1.4678 at March 31, 2003 for each U.S. dollar. The net effect of this appreciation has been a $341 exchange gain and a $1,119 increase in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company's net assets by $1,886. These changes would flow through the Company's cumulative translation adjustment account in shareholders' equity.

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

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At March 31, 2003, the Company owned 135,405 bushels of corn with a weighted average price of $2.16 and 285,396 bushels of soy beans with a weighted average price of $7.42. The Company has at March 31, 2003 net long positions on corn and soy beans of 12,162 bushels and 16,250 bushels, respectively. Therefore, a change in the commodity prices would not have a material impact on the Company. There are no futures contracts in the Environmental Industrial Group or the Steam Explosion Technology Group or related to Corporate activities.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  29                  March 31, 2003 10-QA1

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

The Food Group continues to pursue a suit against a supplier for failure to adhere to the terms of a contract. The Company and its legal counsel believe that this claim has merit. The Company has ceased co-packing arrangements under the existing contract and has commenced packing under separate arrangements. It cannot, however, be determined if there will be any recovery by the Company at this time and the Group is expensing the costs of pursuing this suit on a monthly basis. Other than this action, the Group has not been and is not currently party to any material litigation other than stated above.

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

                                        STAKE TECHNOLOGY LTD.


                                        /s/ Steven R.  Bromley
Date May 7, 2003
                                        Stake Technology Ltd.
                                        by Steven R. Bromley
                                        Executive Vice President
                                        & Chief Financial Officer


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  30                  March 31, 2003 10-QA1

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


/s/ Jeremy N. Kendall
----------------------------

Chairman & Chief Executive Officer
Stake Technology Ltd.
May 7, 2003


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  31                  March 31, 2003 10-QA1

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


/s/ Steven R. Bromley
-------------------------------

Executive Vice President & Chief Financial Officer
Stake Technology Ltd.
May 7, 2003


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  32                  March 31, 2003 10-QA1

                                  EXHIBIT INDEX

Exhibit No.

99.1 Certification of the Principal Executive Officer, Jeremy N. Kendall, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Principal Financial Officer, Steven R. Bromley, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                  33                  March 31, 2003 10-QA1