Form 10-K/A
period 2002-12-31
STAKE TECHNOLOGY LTD
filed 2003-07-14
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 4

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

STAKE TECHNOLOGY LTD.

EXPLANATORY NOTE

This Amendment No. 4 to Form 10-K filed on Form 10K/A for the year ended December 31, 2002 is being filed to clarify and expand various disclosures in "Item 1. Business"; "Item 2 Properties"; "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"; "Item 15. Exhibits" and the Notes to the Consolidated Financial Statements. All information contained herein is as of March 7, 2003, and does not reflect any events or changes in information that may have occurred subsequent to March 7, 2003. For a discussion of events and developments relating to periods subsequent to such dates, see the Company's reports filed with the Securities and Exchange Commission for such subsequent periods, including the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

TABLE OF CONTENTS

FORM 10-K                                                                   Page
                                                                            ----

PART I

Item 1.      Business..........................................................4
Item 2.      Properties.......................................................22
Item 3.      Legal Proceedings................................................23
Item 4.      Submission of Matters to a Vote of Security Holders..............23

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
               Matters........................................................24
Item 6.      Selected Financial Data..........................................26
Item 7.      Management's Discussion and Analysis of Financial Conditions
               and Results of Operations......................................26
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.......39
Item 8.      Financial Statements and Supplementary Data......................40
Item 9.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.......................................40

PART III

Item 10.     Directors and Executive Officers of the Registrant...............41
Item 11.     Executive Compensation...........................................47
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.....................49
Item 13.     Certain Relationships and Related Transactions...................49
Item 14.     Controls and Procedures..........................................49

PART IV

Item 15.     Exhibits, Financial Statements Schedules and Reports
               on Form 8-K....................................................50
             Index to Consolidated Financial Statements.......................50

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

==========================================================
RATES                                  2002
----------------------------------------------------------
Last Day (1)                         $0.6331

----------------------------------------------------------
Average (2)                          $0.6373

----------------------------------------------------------
High (3)                             $0.6618

----------------------------------------------------------
Low (3)                              $0.6199

==========================================================

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

                                   [GRAPHIC]

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

Opta has added a unique portfolio of products and this has expanded the Food Group's specialty food ingredient business on the basis of two main technology platforms: fiber-based texturizers which include Canadian Harvest(TM) Oat Fibers and Stabilized Bran products, and Opta Ingredient Systems(TM) which include OptaGrade(R), OptaMist(R), OptaFil(R), CrystaLean(R), OptaMax(R), Shimizu Konjac Flour, Blanver's Best microcrystalline cellulose (MCC) and other proprietary stabilizer blends.

Many of Opta's ingredients can be used to make more healthful versions of standard products:

In publications from both the American Dietetic Association and a Mayo Clinic Health letter it was noted that fiber consumption is below recommended levels in the US. Opta's Canadian Harvest line of oat fibers and stabilized brans are used in numerous products such as fiber-enriched breads and other baked goods, breakfast cereals and snack bars as well as a bran-containing yogurt specifically to boost fiber content. Opta's products can be used to increase fiber content of foods while minimizing negative effects on taste and texture. Opta's oat fibers which are insoluble fibers can be used in products to enhance overall gastrointestinal health. Stabilized brans can be used as a source of soluble fiber (beta-glucan) which is beneficial to cardiovascular health.

Many of Opta's starch-based texturizers and ingredient blends were originally developed for and are used in reduced fat versions of a variety of dairy products such as lowfat or fat-free cottage cheese, sour cream, cream cheese, or process cheeses. As discussed in a document entitled " Taking the Fat Out of Food" from the U.S. Food and Drug Administration, reducing fat intake by consuming reduced fat versions of these products is an element of a healthier diet.

Opta is also a leader in the area of resistant starches. Resistant starch is more slowly digested than conventional food starch and therefore, is partially fermented in the lower gastrointestinal tract. The resistant starch can then be used as an energy source for gut bacteria which promote good intestinal health and can also be metabolized to short chain fatty acids which are purported to be anti-carcinogenic. Most importantly, resistant starch is broken down to glucose at a slower rate than conventional starch which is advantageous for foods formulated specifically for diabetics.

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

Garnets: The Environmental Industrial Group is a producer of garnets for the water jet cutting, water filtration and abrasive industries. The Group also has a supply agreement with a garnet supplier in China, complimenting this with a Distributor Agreement with a garnet sand supplier in India. These high value products are sold to the water jet cutting and wet and dry abrasive blasting markets.

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

Zircon Sands: The Group recycles very high value zircon sand used by a large automobile manufacturer in southern Ontario in the manufacturing of engine castings. This product is processed at the Waterdown location, with a portion of the recycled product sold back to the automobile manufacturer, and the remainder sold into the industrial materials market.

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

In 1994, the Waterdown site was awarded a Certificate of Approval from the Ontario Ministry of Environment and Energy to recycle non-hazardous and hazardous solid waste. To obtain the certificate management was required to file an operations and management plan with its initial application. Along with maintaining a bond of CDN $750,000 with the Ontario Ministry of Environment, the Company is limited in the amount of hazardous waste that it can store and receive on any one day as well as the overall length of time hazardous wastes can be stored. The Company is subject to periodic audits by the Ministry to ensure proper storage, proper classification of hazardous wastes and security of materials as well as controls and monitoring of ground and storm water management, contingency plans and site inspections. The significance of this Certificate of Approval is that the Environmental Industrial Group can recycle certain types of solid waste, which could not be recycled without a Certificate of Approval, as many materials have been declared hazardous by the Ontario Ministry of Environment and Energy. The Certificate of Approval has no fixed expiry date, however the Company must comply with requirements listed in the terms of the Certificate of Approval, as summarized above to maintain its good standing.

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

The Group obtains its key abrasive raw materials from certain Canadian mines and a U.S. power plant. Ebony Grit, a product produced from copper slag is supplied by a Canadian mining and refining company. Specular Hematite reserves at the current mine supplier are estimated to be sufficient to supply the Group's needs for many years. Blackblast, a product produced from coal slag is supplied on an exclusive basis by a U.S. power plant.

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

Based on known existing conditions and the Group's experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its financial position..

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

Employees

As of March 7, 2003 the Company had 564 employees broken out by division below:

          ----------------------------------------------------------------------
          Divisions                                         Number of Employees
          ----------------------------------------------------------------------
          Food Group                                                        475
          ----------------------------------------------------------------------
          Environmental Industrial Group                                     77
          ----------------------------------------------------------------------
          Steam Explosion and Corporate Office                               12
          ----------------------------------------------------------------------
          Total                                                             564
          ----------------------------------------------------------------------

Item 2. Properties

Food Group

The Food Group has the following major operating locations which are owned unless otherwise noted:

--------------------------------------------------------------------------------------------------------------------------------
Location                     State/Province     Group/Sub Group                      Description
--------------------------------------------------------------------------------------------------------------------------------
Hope                         Minnesota          SunRich Food Group                   Head office and grain processing
--------------------------------------------------------------------------------------------------------------------------------
Alexandria-two facilities    Minnesota          SunRich Food Group                   Soymilk processing and aseptic packaging
--------------------------------------------------------------------------------------------------------------------------------
Bertha                       Minnesota          SunRich Food Group                   Drying and blending
--------------------------------------------------------------------------------------------------------------------------------
Fosston                      Minnesota          SunRich Food Group                   Processing and drying
--------------------------------------------------------------------------------------------------------------------------------
Cambridge                    Minnesota          Opta                                 Oat fiber processing
--------------------------------------------------------------------------------------------------------------------------------
Cresco                       Iowa               SunRich Food Group                   Milling
--------------------------------------------------------------------------------------------------------------------------------
Afton                        Wyoming            SunRich Food Group                   Soymilk processing
--------------------------------------------------------------------------------------------------------------------------------
Bedford                      Massachusetts      Opta                                 Head office and development center
--------------------------------------------------------------------------------------------------------------------------------
Louisville (Leased) (1)      Kentucky           Opta                                 Oat fiber production
--------------------------------------------------------------------------------------------------------------------------------
Galesburg                    Illinois           Opta                                 Starch based production
--------------------------------------------------------------------------------------------------------------------------------
Richmond (Leased) (2)        British Columbia   Wild West                            Office and distribution
--------------------------------------------------------------------------------------------------------------------------------
Mississauga (Leased) (3)     Ontario            Simply Organic                       Office and distribution
--------------------------------------------------------------------------------------------------------------------------------
St. Thomas                   Ontario            Opta                                 Brans and wheat germ production
--------------------------------------------------------------------------------------------------------------------------------
Norval                       Ontario            Sunrich Valley and Organic Kitchen   Head office
--------------------------------------------------------------------------------------------------------------------------------

      (1)   Lease has an expiry date of July 2005.

      (2)   Lease has an expiry date of September 2007.

      (3)   Lease has an expiry date of December 2007.

Environmental Industrial Group

The Environmental Industrial Group has the following major operating locations which are owned unless otherwise noted:

------------------------------------------------------------------------------------------------------------------------------
Location                       State/Province        Group                Description
------------------------------------------------------------------------------------------------------------------------------
Waterdown                      Ontario               EIG                  Head office, processing and distribution
------------------------------------------------------------------------------------------------------------------------------
Hamilton                       Ontario               EIG                  Processing and distribution
------------------------------------------------------------------------------------------------------------------------------
Lachine                        Quebec                EIG                  Distribution
------------------------------------------------------------------------------------------------------------------------------
Bruno de Guiges                Quebec                EIG                  Specialty sands
------------------------------------------------------------------------------------------------------------------------------
New Orleans (Leased) (4)        Louisiana            EIG                  Abrasives processing
------------------------------------------------------------------------------------------------------------------------------
Norfolk (Leased) (5)           Virginia              EIG                  Processing and distribution
------------------------------------------------------------------------------------------------------------------------------
Keeseville (Leased) (6)        New York              EIG                  Garnet processing and distribution
------------------------------------------------------------------------------------------------------------------------------

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

Trade Prices on Nasdaq (US Dollars)

================================================================================
2002                                  HIGH                            LOW
--------------------------------------------------------------------------------
First Quarter                         $2.68                           $1.97
--------------------------------------------------------------------------------
Second Quarter                        $3.48                           $2.58
--------------------------------------------------------------------------------
Third Quarter                         $3.07                           $2.31
--------------------------------------------------------------------------------
Fourth Quarter                        $3.41                           $2.39
--------------------------------------------------------------------------------
2001                                  HIGH                            LOW
--------------------------------------------------------------------------------
First Quarter                         $1.75                           $1.38
--------------------------------------------------------------------------------
Second Quarter                        $2.45                           $1.49
--------------------------------------------------------------------------------
Third Quarter                         $2.05                           $1.41
--------------------------------------------------------------------------------
Fourth Quarter                        $2.17                           $1.63
================================================================================

The following table indicates the high and low bid prices for Stake's common shares for each quarterly period since the company's listing on the Toronto Stock Exchange. The Company listed on the Toronto Stock Exchange on November 6, 2001, therefore information is only provided for the fourth quarter of 2001.

Trade Prices on TSX (Canadian Dollars)

--------------------------------------------------------------------------------
2002                                 HIGH                              LOW
--------------------------------------------------------------------------------
First Quarter                        $4.17                             $3.15
--------------------------------------------------------------------------------
Second Quarter                       $5.39                             $3.74
--------------------------------------------------------------------------------
Third Quarter                        $4.75                             $3.48
--------------------------------------------------------------------------------
Fourth Quarter                       $5.27                             $3.75
--------------------------------------------------------------------------------
2001                                 HIGH                              LOW
--------------------------------------------------------------------------------
Fourth Quarter - 11/06/01 forward    $3.85                             $2.65
--------------------------------------------------------------------------------

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

Summary (expressed in thousands of U.S. dollars, except per share amounts)

Canadian GAAP
-------------------------------------------------------------------------------------------------------------
                                               2002         2001         2000            1999           1998
-------------------------------------------------------------------------------------------------------------
Revenues                                    120,898       89,822       63,821          29,699         13,860
-------------------------------------------------------------------------------------------------------------
Net earnings                                  3,766           19        2,118             957            516
-------------------------------------------------------------------------------------------------------------
Total assets                                115,287       80,061       58,304          22,246         10,105
-------------------------------------------------------------------------------------------------------------
Long-term debt (includes current             36,749       16,648       19,811           2,582          1,318
portion)
-------------------------------------------------------------------------------------------------------------
Other long-term obligations including         4,963        4,487        2,516             895            619
future taxes (includes current portion)
-------------------------------------------------------------------------------------------------------------
Basic earnings per share                      $0.09        $0.00        $0.09           $0.06          $0.04
-------------------------------------------------------------------------------------------------------------
Diluted earnings per share                    $0.09        $0.00        $0.09           $0.06          $0.04
-------------------------------------------------------------------------------------------------------------
Cash dividends                                   --           --           --              --             --
-------------------------------------------------------------------------------------------------------------

Note: The above table for the years 1998 to 2001 have been converted from Canadian dollars to U.S. dollars at a rate of convenience of $1.00 U.S. to $1.5928 CDN.

United States GAAP
-------------------------------------------------------------------------------------------------------------
                                               2002         2001         2000            1999           1998
-------------------------------------------------------------------------------------------------------------
Revenues                                    120,898       92,362       68,445          31,836         14,880
-------------------------------------------------------------------------------------------------------------
Net earnings                                  3,701         (231)       1,869             975            513
-------------------------------------------------------------------------------------------------------------
Total assets                                114,929       79,708       61,450          24,550         10,497
-------------------------------------------------------------------------------------------------------------
Long-term debt (includes current             36,749       16,648       21,044           2,849          1,369
portion)
-------------------------------------------------------------------------------------------------------------
Other long-term obligations including         4,963        4,487        2,673             988            643
future taxes (includes current portion)
-------------------------------------------------------------------------------------------------------------
Basic earnings per share                      $0.09       $(0.01)       $0.08           $0.06          $0.03
-------------------------------------------------------------------------------------------------------------
Diluted earnings per share                    $0.09       $(0.01)       $0.08           $0.06          $0.03
-------------------------------------------------------------------------------------------------------------
Cash dividends                                   --           --           --              --             --
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Exchange rates (U.S. GAAP)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Period end                                   1.5703       1.5490       1.5000          1.4859         1.4836
-------------------------------------------------------------------------------------------------------------
Average rate                                 1.5776       1.5928       1.4852          1.4433         1.5333
-------------------------------------------------------------------------------------------------------------

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

Segmented Operations Information

Food Group

The Company currently treats the Food Group as one reporting segment. With the continued expansion of the Food Group, the Company is in the process of transitioning its management structure and related reporting systems in support of its vertically integrated food model. The Company intends to expand segmented reporting once this transition is complete and information is compiled and reviewed accordingly and intends to provide expanded segments no later than December 31, 2003.

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

      (e) Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                                       $

               2003                                            1,672,000
               2004                                            1,595,000
               2005                                            1,514,000
               2006                                            1,474,000
               2007                                            1,339,000
               2008 and thereafter                             1,430,000
                                                         ----------------
                                                               9,024,000
                                                         ================

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

None

PART III

10. Directors and Executive Officers of the Registrant

(a) Identification of directors and executive officers as at March 7, 2003 is set forth below:

=================================================================================================================================
                                         Year First                                                  Number of Shares
                               Age        Elected             Position                                 Beneficially        % of
            Name                         Director/          With Company               Class of       Owned/Number of      Class
         Directors:                       Officer                                       Shares        Vested Options        (1)
---------------------------------------------------------------------------------------------------------------------------------
Jeremy N. Kendall              63           1978    Chairman of the Board, CEO &        Common       457,317 / 369,000     1.90%
                                                              Director
---------------------------------------------------------------------------------------------------------------------------------
Cyril A. Ing                   70           1984       Secretary and Director           Common         61,335 / 68,875     0.30%
---------------------------------------------------------------------------------------------------------------------------------
Joseph Riz                     55           1986        Independent Director            Common         33,600 / 69,500     0.24%
---------------------------------------------------------------------------------------------------------------------------------
James Rifenbergh               72           1996        Independent Director            Common       313,448 / 119,500     0.99%
---------------------------------------------------------------------------------------------------------------------------------
Allan Routh                    52           1999   Director and President of the        Common       553,781 / 140,000     1.59%
                                                         SunRich Food Group
---------------------------------------------------------------------------------------------------------------------------------
Dennis Anderson                58           2000    Director and Executive Vice         Common       3,806,335 / 6,000     8.73%
                                                   President - SunRich Food Group
---------------------------------------------------------------------------------------------------------------------------------
Larry (Andy) Anderson          54           2000   Director and Vice President of       Common         367,089 / 4,500     0.85%
                                                       the SunRich Food Group
---------------------------------------------------------------------------------------------------------------------------------
Katrina Houde                  44           2000        Independent Director            Common              0 / 22,000     0.05%
---------------------------------------------------------------------------------------------------------------------------------
Camillo Lisio                  49           2001        Independent Director            Common              0 / 22,000     0.05%
---------------------------------------------------------------------------------------------------------------------------------
Stephen Bronfman (A)           39           2001              Director                  Common              0 / 16,000     0.04%
---------------------------------------------------------------------------------------------------------------------------------
Robert Fetherstonhaugh (A)     47           2001              Director                  Common              0 / 16,000     0.04%
---------------------------------------------------------------------------------------------------------------------------------
Other executive officers:
---------------------------------------------------------------------------------------------------------------------------------
Steven R. Bromley              43           2001  Executive Vice President, Chief       Common         10,000 / 35,000     0.10%
                                                         Financial Officer
---------------------------------------------------------------------------------------------------------------------------------
David Kruse                    35           2000    President, CEO Environmental        Common              0 / 23,500     0.05%
                                                          Industrial Group
---------------------------------------------------------------------------------------------------------------------------------
Arthur J. McEvily              51           2002        President, CEO- Opta            Common                   0 / 0        0%
=================================================================================================================================
All Directors and Executive                                                             Common     5,602,905 / 911,875    14.94%
Officers as a group
=================================================================================================================================

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

The Chart below details the number of vested director and executive officer options by plan and option price:

              =======================================================================================
              Employee/Director                 Plan      Option Price  Expiry Date   Vested Options
              -----------------                 ----      ------------  -----------   --------------
              Jeremy Kendall                    1998         $1.06       Dec. 11/03            6,000
                                                2001         $1.86       Dec. 11/03          225,000
                                                2001         $1.86       Dec. 31/03          102,500
                                                2001         $1.86       Dec. 31/04           27,500
                                                2002         $3.00       Dec. 16/07            8,000
                                                                                      ---------------
                                                                                             369,000
              ---------------------------------------------------------------------------------------
              Cyril Ing                         1996         $1.31       Dec. 20/05           10,000
                                                2001         $1.06       Dec. 11/03            6,875
                                                2001         $1.86       Dec. 11/03           18,750
                                                2001         $1.86       Dec. 31/03           13,750
                                                2001         $1.86       Dec. 31/04            7,500
                                                1996         $2.10       Dec. 12/06            2,250
                                                1996         $2.10       Dec. 31/03            3,750
                                                2002         $3.00       Dec. 16/07            6,000
                                                                                      ---------------
                                                                                              68,875
              ---------------------------------------------------------------------------------------
              Joseph Riz                        1996         $1.31       Dec. 20/05           10,000
                                                1998         $1.06       Dec. 11/03            7,500
                                                2001         $1.86       Dec. 11/03           18,750
                                                2001         $1.86       Dec. 31/03           13,750
                                                2001         $1.86       Dec. 31/04            7,500
                                                1996         $2.10       Dec. 31/03            6,000
                                                2002         $3.00       Dec. 16/07            6,000
                                                                                      ---------------
                                                                                              69,500
              ---------------------------------------------------------------------------------------
              James Rifenbergh                  1996         $1.31       Dec. 20/05           10,000
                                                1998         $1.06       Dec.11/03             7,500
                                                1999         $1.06       Aug. 01/05           50,000
                                                2001         $1.86       Dec. 11/03           40,000
                                                1998         $2.10       Dec. 31/03            6,000
                                                2002         $3.00       Dec. 16/07            6,000
                                                                                      ---------------
                                                                                             119,500
              ---------------------------------------------------------------------------------------
              Allan Routh                       1999         $1.06       Aug. 01/05          140,000
              ---------------------------------------------------------------------------------------
              Dennis Anderson                   1999         $1.31       Oct. 01/05            6,000
              ---------------------------------------------------------------------------------------
              Larry (Andy) Anderson             1999         $1.31       Oct. 01/05            4,500
              ---------------------------------------------------------------------------------------
              Katrina Houde                     1996         $1.31       Dec. 20/05           10,000
                                                1998         $2.10       Dec. 31/03            6,000
                                                2002         $3.00       Dec. 16/07            6,000
                                                                                      ---------------
                                                                                              22,000
              ---------------------------------------------------------------------------------------
              Camillo Lisio                     2001         $1.61       Aug. 21/06           10,000
                                                1999         $2.10       Dec. 31/03            6,000
                                                2002         $3.00       Dec. 16/07            6,000
                                                                                      ---------------
                                                                                              22,000
              ---------------------------------------------------------------------------------------
              Stephen Bronfman                  2001         $2.10       Dec. 31/03           10,000
                                                2002         $3.00       Dec. 16/07            6,000
                                                                                      ---------------
                                                                                              16,000
              ---------------------------------------------------------------------------------------
              Robert Fetherstonhaugh            1999         $2.10       Dec. 31/03           10,000
                                                2002         $3.00       Dec. 16/07            6,000
                                                                                      ---------------
                                                                                              16,000
              ---------------------------------------------------------------------------------------
              David Kruse                       1993         $1.31       Dec. 20/05           12,500
                                                2001         $1.06       Aug. 02/05            6,000
                                                2001         $1.86       Dec. 11/03            5,000
                                                                                      ---------------
                                                                                              23,500
              ---------------------------------------------------------------------------------------
              Steven R. Bromley                 1999         $1.53       Jul. 04/06           20,000
                                                2002         $2.15       Mar. 11/07            6,000
                                                2002         $3.07       Aug. 13/07            4,000
                                                2002         $3.00       Dec. 16/07            5,000
                                                                                      ---------------
                                                                                              35,000
              ---------------------------------------------------------------------------------------
                                                                                             911,875
              =======================================================================================

Summary of Employee/Director Executive Officer Vested Stock Option Plans:

              -----------------------------------------------------------------------------------------------
                                                            # Held by        #Held by
                                                           Directors /      Employees
              Expiry date         Exercise Price            Executive      /Consultants              Total
                                                            Officers
              -----------------------------------------------------------------------------------------------
                 2003              $1.06 - $2.10             513,125           236,325               749,450
              -----------------------------------------------------------------------------------------------
                 2004              $1.06 - $1.86              42,500           138,460               180,960
              -----------------------------------------------------------------------------------------------
                 2005              $1.06 - $1.38             259,000           151,900               410,900
              -----------------------------------------------------------------------------------------------
                 2006              $1.53 - $2.10              32,250           123,300               155,550
              -----------------------------------------------------------------------------------------------
                 2007              $2.15 - $3.07              65,000            51,620               116,620
              -----------------------------------------------------------------------------------------------
                 Total                                       911,875           701,605             1,613,480
              -----------------------------------------------------------------------------------------------

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

(c)   Identification of Executive Officers of Registrant:

The following table shows certain information with respect Stake's Executive Officers as of March 7, 2003:

====================================================================================================================
Name                       Year First Elected  Executive Officers of Stake
                           Director /Officer
--------------------------------------------------------------------------------------------------------------------
Jeremy N. Kendall *               1978         Chairman of the Board, CEO & Director
====================================================================================================================
Allan Routh *                     1999         Director, President and CEO of the SunRich Food Group
====================================================================================================================
Dennis Anderson *                 2000         Director and Executive Vice President of the SunRich Food Group
====================================================================================================================
David Kruse *                     2000         President and CEO of the Environmental Industrial Group
====================================================================================================================
Steven R. Bromley *               2001         Executive Vice President & Chief Financial Officer
====================================================================================================================
Arthur J. McEvily *               2002         President and Chief Executive Officer of Opta Foods
====================================================================================================================

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

                           SUMMARY COMPENSATION TABLE

                                                              Annual Compensation                    Awards              Payouts
==================================================================================================================================

    Name and Principal Occupation                                            Other      Restricted                       All Other
                                                                             Annual       Stock      Option    LTIP    Compensation
                                           Year     Salary      Bonus     Compensation    Awards      SARs   Pay-outs      (4)
                                                                              (3)
----------------------------------------------------------------------------------------------------------------------------------
Jeremy N. Kendall - CEO                    2002    $176,391    $18,149       $11,173         --        --       --             --
----------------------------------------------------------------------------------------------------------------------------------
                                           2001    $167,332    $13,347       $14,001         --        --       --       $269,123
----------------------------------------------------------------------------------------------------------------------------------
                                           2000    $169,263    $45,590       $ 6,910         --        --       --             --
----------------------------------------------------------------------------------------------------------------------------------
Steven R. Bromley - Executive Vice         2002    $118,926    $ 6,992       $18,056         --        --       --             --
President & CFO
----------------------------------------------------------------------------------------------------------------------------------
                                           2001    $ 60,282    $ 6,236       $10,425         --        --       --             --
----------------------------------------------------------------------------------------------------------------------------------
David Kruse - President, CEO               2002    $ 86,730      3,828       $10,246         --        --       --             --
Environmental Industrial Group
----------------------------------------------------------------------------------------------------------------------------------
                                           2001    $ 83,925    $ 1,358       $11,049         --        --       --       $ 12,345
----------------------------------------------------------------------------------------------------------------------------------
                                           2000    $ 62,618    $ 8,457       $12,345         --        --       --             --
----------------------------------------------------------------------------------------------------------------------------------
Allan Routh - Director and President       2002    $130,000         --       $ 2,906         --        --       --             --
of the Sunrich Food Group
----------------------------------------------------------------------------------------------------------------------------------
                                           2001    $116,923    $40,000       $ 5,370         --        --       --             --
----------------------------------------------------------------------------------------------------------------------------------
                                           2000    $110,000    $20,000       $ 6,555         --        --       --             --
----------------------------------------------------------------------------------------------------------------------------------
Dennis Anderson - Director and             2002          --    $19,878            --         --        --       --             --
Executive Vice President of
Operations of the Sunrich Food Group
(1)
----------------------------------------------------------------------------------------------------------------------------------
                                           2001    $130,960    $18,689       $ 2,619         --        --       --             --
----------------------------------------------------------------------------------------------------------------------------------
                                           2000    $ 18,689                  $   761         --        --       --             --
                                                                    --
----------------------------------------------------------------------------------------------------------------------------------
Arthur J. McEvily - President  (2)         2002    $ 17,833         --            --         --        --       --             --
----------------------------------------------------------------------------------------------------------------------------------

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

The following table contains information concerning individual grants of stock options made during the last completed fiscal year, to the following executive officers:

                                      OPTION GRANTS IN PAST FISCAL YEAR TO EXECUTIVE OFFICERS
===============================================================================================================================
                                                      % of Total Options     Exercise on
           Name                 Options Granted      Granted to Employees     base price             Expiration Date
                                                        in Fiscal Year       (US$/Share)
-------------------------------------------------------------------------------------------------------------------------------
Jeremy N. Kendall -                  40,000                  9.7%               $3.00               December 16, 2007
C.E.O.
-------------------------------------------------------------------------------------------------------------------------------
Steven R. Bromley -                  30,000                 18.1%               $2.15                 March 11, 2007
Executive Vice President
& C.F.O                              20,000                                     $3.07                August 13, 2007

                                     25,000                                     $3.00               December 16, 2007
===============================================================================================================================

No options were granted to Mr. Kruse, Mr. Routh, Mr. Anderson or Mr. McEvily during 2002.

                                                  DECEMBER 31, 2002 OPTION VALUES
===============================================================================================================================
                 (a)                                    (b                                          (c)
-------------------------------------------------------------------------------------------------------------------------------
                 Name                    Number of Unexercised Options at      Value of Unexercised in the Money Options at
                                          12/31/02 Vested/Not Yet Vested              12/31/02 Vested/Not Yet Vested
-------------------------------------------------------------------------------------------------------------------------------
Jeremy N. Kendall - CEO                          369,000 / 33,500                            $471,672 / $5,025
===============================================================================================================================
Steven R. Bromley - Executive Vice                35,000 / 90,000                            $39,470 / $72,600
President & CFO
===============================================================================================================================
David Kruse - President and CEO                   23,500 / 1,500                             $41,941 / $3,131
Environmental Industrial Group
===============================================================================================================================
Allan Routh - Director and President             140,000 / 60,000                           $292,180 / $125,220
of the Sunrich Food Group
===============================================================================================================================
Dennis Anderson- Director and                      6,000 / 4,000                             $11,022 / $7,348
Executive Vice President of the
Sunrich Food Group
===============================================================================================================================

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

=======================================================================================================================
               Name and Address                  Class of Share     Amount of Ownership        Percent of Class (1)
                   of Holder
-----------------------------------------------------------------------------------------------------------------------
Claridge Israel LLC                                  Common            7,281,812                      17.1%
c/o Davies Ward Phillips & Vineberg LLP
625 Madison Avenue Floor 12
New York, New York 10022 (2)
=======================================================================================================================
Gruber & McBaine Capital Management                  Common            3,928,600                       9.2%
50 Osgood Place, San Francisco
California USA 94133 (3)
=======================================================================================================================
RBC Global Investment Inc.                           Common            2,750,000                       6.5%
Royal Trust Tower
77 King Street West
Toronto, Ontario  M5K 1H1 (4)
=======================================================================================================================
Dennis Anderson                                      Common            3,806,335                       9.0%
2214 Geneva Road NE, Alexandria
Minnesota USA 56308
=======================================================================================================================
All Directors and Executive Officers                 Common (5)        1,796,570(a)                    4.2% (a)
As a group (sixteen) -(a) excluding Dennis                             5,602,905(b)                   13.2% (b)
Anderson who is disclosed above and (b)
not excluding Mr. Anderson's shares
=======================================================================================================================

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

            Consolidated Balance Sheets as at
            December 31, 2002 and 2001                                F-3

            Consolidated Statements of Retained Earnings -
            For the Years ended December 31, 2002, 2001 and 2000      F-4

            Consolidated Statements of Earnings -
            For the Years ended December 31, 2002, 2001 and 2000      F-5

            Consolidated Statements of Cash Flows -
            For the Years ended December 31, 2002, 2001 and 2000      F-6

            Notes to Consolidated Financial Statements -
            For the Years ended December 31, 2002 and 2001            F-7-F-39

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

            10L. Employment Agreement dated October 1, 2001 between the Company and Mr. Jeremy Kendall (previously filed with Form 10-K/ A-3 for the year ended December 31, 2002, SEC file No. 0-9989, filed on July 2, 2003).

            10M. Employment Agreement dated August 2, 1999 between the Sunrich, Inc (a wholly-owned subsidiary of the Company) and Mr. Allan Routh (previously filed with Form 10-K for the year ended December 31, 2002, SEC file No. 0-9989, filed on July 2, 2003).

            10N. Employment Agreement dated January 26, 2001 between the Opta Food Ingredients, Inc. (a wholly-owned subsidiary of the Company) and Mr. Arthur McEvily (previously filed with Form 10-K for the year ended December 31, 2002, SEC file No. 0-9989, filed on July 2, 2003).

            10O. Production Agreement and Addendum dated August 6, 2001 between The Hain Celestial Group and Nordic Aseptic, Inc. (a wholly owned subsidiary of the Company).**

            21 List of subsidiaries (previously filed with Form 10-K for the year ended December 31, 2002 filed on March 31, 2003, Exhibit 21).

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

Date: July 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this amendment to report below.

Signature                             Title                                                   Date
--------------------------------------------------------------------------------------------------------------
*                                                                                             July 14, 2003
----------------------------------
Jeremy N. Kendall                     Chairman, Chief Executive Officer
                                      And Director (Principal Executive Officer)

/s/ Steven R. Bromley                                                                         July 14, 2003
----------------------------------
Steven R. Bromley                     Executive Vice President and Chief Financial
                                      Officer (Principal Financial and Accounting Officer)

*                                                                                             July 14, 2003
----------------------------------
Cyril A. Ing                          Director and Corporate Secretary

*                                                                                             July 14, 2003
----------------------------------
Joseph Riz                            Director

*
----------------------------------
Jim Rifenbergh                        Director                                                July 14, 2003

*
----------------------------------
Allan Routh                           Director                                                July 14, 2003

 *
----------------------------------
Dennis Anderson                       Director                                                July 14, 2003

*
----------------------------------
Katrina Houde                         Director                                                July 14, 2003

*
----------------------------------
Camillo Lisio                         Director                                                July 14, 2003

*
----------------------------------
Stephen Bronfman                      Director                                                July 14, 2003

*
----------------------------------
Robert Fetherstonhaugh                Director                                                July 14, 2003

* By his signature set forth below, Steven R. Bromley, pursuant to a duly executed power of attorney filed with the Securities and Exchange Commission as an exhibit to this report, has signed this amendment to report on behalf of and as Attorney-In-Fact for this person.


/s/ Steven R. Bromley - Steven R. Bromley -Attorney-in-Fact
---------------------

Stake Technology Ltd.

Consolidated Financial Statements
(expressed in U.S. dollars)

PRICEWATERHOUSECOOPER(LOGO)
--------------------------------------------------------------------------------
                                            PricewaterhouseCoopers LLP
                                            Chartered Accountants
                                            Mississauga Executive Centre
                                            One Robert Speck Parkway, Suite 1100
                                            Mississauga, Ontario
                                            Canada L4Z 3M3
                                            Telephone +1 905 949 7400
                                            Facsimile -4-I 905 949 7415

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

Stake Technology Ltd.
Consolidated Balance Sheets
As at December 31, 2002 and 2001
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

                                                                  2002      2001
                                                                     $         $

Assets (note 8)

Current assets
Cash and cash equivalents                                        7,012     3,364
Restricted cash                                                     --     1,147
Short-term investments                                           2,038     6,307
Accounts receivable - trade                                     18,144     8,377
Current portion of note receivable (note 3)                      1,034     1,256
Inventories (note 4)                                            22,989    13,821
Prepaid expenses and other current assets                          958     1,258
Future income taxes (note 11)                                      115       663
                                                             -------------------
                                                                52,290    36,193

Note receivable (note 3)                                            --     1,047
PropProperty, plant and equipment, net  (note 5)                37,033    30,883
Goodwill and intangibles, net  (note 6)                         14,992    11,098
Future income taxes (note 11)                                    9,892        --
Other assets (note 7)                                            1,080       840
                                                             -------------------
                                                               115,287    80,061
                                                             ===================
Liabilities

Current liabilities
Bank indebtedness (note 8)                                       3,963     1,206
Accounts payable and accrued liabilities                        19,664    12,831
Customer deposits                                                  421     1,389
Current portion of long-term debt (note 8)                      11,650     2,634
Current portion of long-term payables (note 9)                   3,458     1,067
                                                             -------------------
                                                                39,156    19,127

Long-term debt  (note 8)                                        25,099    14,014
Long-term payables (note 9)                                      1,505     1,598
Future income taxes (note 11)                                       --     1,822
                                                             -------------------
                                                                65,760    36,561
                                                             -------------------
Shareholders' Equity (note 19)

Capital stock (note 10)                                         38,020    35,875
Authorized
  Unlimited common shares without par value
Issued
  41,984,118 (December 31, 2001 - 41,081,228) common shares
Contributed surplus                                              2,914     2,910
Retained earnings                                                7,470     3,704
Currency translation adjustment                                  1,123     1,011
                                                             -------------------
                                                                49,527    43,500
                                                             -------------------
                                                               115,287    80,061
                                                             ===================
Commitments and contingencies (note 14)

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Retained Earnings
For the years ended December 31, 2002, 2001 and 2000
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

                                                      2002       2001       2000
                                                         $          $          $

Retained earnings - Beginning of the year            3,704      3,685      1,567

Net earnings for the year                            3,766         19      2,118

                                                   -----------------------------
Retained earnings - End of the year                  7,470      3,704      3,685
                                                   =============================

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Earnings
For the years ended December 31, 2002, 2001 and 2000
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

                                                     2002       2001       2000
                                                        $          $          $

Revenues                                          120,898     89,822     63,821

Cost of goods sold                                101,431     77,450     54,650
                                                -------------------------------

Gross profit                                       19,467     12,372      9,171

Selling, general and administrative expenses       14,281     11,142      7,091
                                                -------------------------------

Earnings before the following                       5,186      1,230      2,080

Interest expense                                   (1,413)    (1,745)      (959)
Interest and other income                             218        326        407
Foreign exchange gain                                 176        355         45
                                                -------------------------------
                                                   (1,019)    (1,064)      (507)
                                                -------------------------------

Earnings before income taxes                        4,167        166      1,573

Provision for (recovery of) income taxes
   (note 11)                                          401        147       (545)
                                                -------------------------------

Net earnings for the year                           3,766         19      2,118
                                                ===============================

Net earnings per share for the year (note 15)

   Basic                                             0.09       0.00       0.09
                                                ===============================

   Diluted                                           0.09       0.00       0.09
                                                ===============================

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Cash Flows
For the years ended December 31, 2002, 2001 and 2000
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

                                                                        2002       2001       2000
                                                                           $          $          $

Cash provided by (used in)

Operating activities
Net earnings for the year                                              3,766         19      2,118
Items not affecting cash
     Amortization                                                      4,130      3,706      1,750
     Future income taxes                                              (1,000)      (142)      (876)
     Write-down of investment                                            366         --         --
     Other                                                              (273)      (189)      (218)
                                                                   -------------------------------
                                                                       6,989      3,394      2,776
Changes in non-cash working capital, net of businesses
    acquired (note 12)                                                (6,917)    (3,074)    (2,741)
                                                                   -------------------------------
                                                                          72        320         35

Investing activities
Decrease (increase) in short-term investments                          6,307     (6,307)        --
Acquisition of companies, net of cash acquired                       (21,919)    (2,172)    (3,365)
Acquisition of property, plant and equipment                          (4,464)    (3,907)    (3,361)
Proceeds from notes receivable                                         1,425      1,393        341
Other                                                                    105        (49)      (409)
                                                                   -------------------------------
                                                                     (18,546)   (11,042)    (6,794)

Financing activities
Increase (decrease) in line of credit facilities                       2,757     (1,020)     1,243
Borrowings under long-term debt and tender facility                   34,883      1,042     11,027
Repayment of long-term debt                                          (16,940)    (6,188)    (7,135)
Repayment of deferred purchase consideration                            (982)        --         --
Proceeds from the issuance of common shares, net of
    issuance costs                                                     2,091     20,813        606
Financing costs                                                         (796)        --         --
Decrease (increase) in restricted cash                                 1,147     (1,147)       251
Purchase and redemption of Preference Shares of subsidiary
    Companies                                                           (129)      (117)      (173)
                                                                   -------------------------------
                                                                      22,031     13,383      5,820

Foreign exchange gain on cash held in foreign currency                    91         67         28

Increase (decrease) in cash and cash equivalents during the year       3,648      2,728       (911)

Cash and cash equivalents - Beginning of year                          3,364        636      1,547
                                                                   -------------------------------

Cash and cash equivalents - End of year                                7,012      3,364        636
                                                                   ===============================

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

                                                                2001        2000
                                                                   $           $

      Net earnings for the year                                   19       2,118
      Add back: goodwill and trademark amortization,
            net of tax                                           492         329
                                                             -------------------
      Adjusted net earnings for the year                         511       2,447
                                                             ===================

      Adjusted net earnings per common share
           - Basic                                              0.02        0.11
                                                             ===================
           - Diluted                                            0.02        0.10
                                                             ===================

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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

      iii)  Investments

            The Company has a 32% (2001 - 32%) investment in Easton Minerals Limited ("Easton"). This investment is considered impaired and the carrying value at December 31, 2002 is nil (2001 - $366). The investment was accounted for using the equity method of accounting. The Company does not have any guaranteed obligations with respect to Easton or any commitment to provide further financial support, thus it is not anticipated that further losses will be recorded on this investment.

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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

2.    Business acquisitions, continued

      The net assets acquired in 2002 and the consideration given are summarized below:

                                                      Opta Food         Other
                                              Ingredients, Inc.  Acquisitions
                                                            (a)           (b)         Total
                                                              $             $             $
        Net assets acquired
               Cash                                       7,611          (188)        7,423
               Short term investments                     2,038            --         2,038
               Non-cash working capital                   5,580            49         5,629
               Property, plant and equipment              5,020           410         5,430
               Goodwill and intangibles                      --         1,790         1,790
               Future income tax asset                   10,056            --        10,056
               Long-term debt                            (1,705)         (258)       (1,963)
                                                     --------------------------------------
                                                         28,600         1,803        30,403
                                                     ======================================

        Consideration given
            Contingent consideration                         --           304           304
            Due to former shareholders                    1,871            --         1,871
            Cash                                         26,729         1,499        28,228
                                                     --------------------------------------
                                                         28,600         1,803        30,403
                                                     ======================================

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

--------------------------------------------------------------------------------

2.    Business acquisitions, continued

      2001

      The net assets acquired in 2001 and the consideration given are summarized below:

                                                       Virginia
                                                  Materials and
                                                  International  First Light
                                                      Materials        Foods
                                                            (a)          (b)        Total
                                                              $            $            $
        Net assets acquired
             Cash                                             9           --            9
             Non-cash working capital                       342           --          342
             Property, plant and equipment                1,440           --        1,440
             Other long-term assets                          43           --           43
             Goodwill and intangibles                     1,562        2,511        4,073
             Long-term debt                                (338)          --         (338)
             Net future income tax liability                (81)        (698)        (779)
                                                      -----------------------------------

                                                          2,977        1,813        4,790
                                                      ===================================
        Consideration given
             Common shares                                   --          796          796
             Warrants                                        --            8            8
             Note payable                                    --          659          659
             Deferred purchase consideration              1,145           --        1,145
             Contingent consideration paid                   89           --           89
             Cash                                         1,743          350        2,093
                                                      -----------------------------------

                                                          2,977        1,813        4,790
                                                      ===================================

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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

4.    Inventories


                                                             2002          2001
                                                                $             $

      Raw materials                                         7,859         6,026
      Finished goods                                       11,750         6,323
      Grain                                                 3,380         1,472
                                                        -----------------------

                                                           22,989        13,821
                                                        =======================
      Grain inventories consist of the following:
                                                             2002          2001
                                                                $             $

           Company owned grain                              3,338         1,338
           Unrealized gain (loss) on
                Sales and purchase contracts                  (79)          100
                Futures contracts                             121            34
                                                        -----------------------

                                                            3,380         1,472
                                                        =======================

5.    Property, plant and equipment

                                                                            2002
                                          --------------------------------------
                                                      Accumulated
                                              Cost   Amortization            Net
                                                 $              $              $

      Land and buildings                    22,423          1,033         21,390
      Machinery and equipment               24,904         10,714         14,190
      Office furniture and equipment         1,546            640            906
      Vehicles                                 575             28            547
                                          --------------------------------------

                                            49,448         12,415         37,033
                                          ======================================

                                                                            2001
                                          --------------------------------------
                                                      Accumulated
                                              Cost   Amortization            Net
                                                 $              $              $

      Land and buildings                    14,211          1,720         12,491
      Machinery and equipment               23,707          6,128         17,579
      Office furniture and equipment         1,205            630            575
      Vehicles                                 545            307            238
                                          --------------------------------------

                                            39,668          8,785         30,883
                                          ======================================

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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

6.    Goodwill and intangibles

                                                                                2002         2001
                                                                                   $            $
        Goodwill - at cost, less accumulated amortization of $985
             (2001 - $985)                                                    12,212        8,540
        Trademarks (indefinite life)                                           2,498        2,498
        Trademarks (definite life) - at cost, less accumulated
             amortization of $6 (2001 - $nil)                                    207           --
        Patents and licenses, net                                                 75           60
                                                                            ---------------------

                                                                              14,992       11,098
                                                                            =====================

7.    Other assets

                                                                                2002         2001
                                                                                   $            $
        Pre-operating costs, net of accumulated amortization of $432
          (2001 - $161)                                                          358          353
        Deferred financing costs, net of accumulated amortization of $201
           (2001 - $nil)                                                         619           24
        Investments                                                               --          366
        Other                                                                    103           97
                                                                            ---------------------

                                                                               1,080          840
                                                                            =====================

8.    Long-term debt and banking facilities

                                                                                2002         2001
                                                                                   $            $

        Term loan (a)                                                         13,900           --
        Tender facility (b)                                                   15,186           --
        Convertible debenture (c)                                              4,697           --
        Other long-term debt (d)                                               2,966       16,648
                                                                            ---------------------
                                                                              36,749       16,648
        Less: current portion                                                (11,650)      (2,634)
                                                                            ---------------------

                                                                              25,099       14,014
                                                                            =====================

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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

8.    Long-term debt and banking facilities, continued

      (d) Other long-term debt consists of the following:

                                                                               2002        2001
                                                                                  $           $

        Note payable with required annual payments of $95, interest at
            5% payable semi-annually, uncollateralized                          285         377

        Term loan assumed on acquisition of Wild West, payable in
            monthly instalments of $4 until July 2007.  Interest
            payable monthly at the Canadian prime rate plus 11%,
            collateralized by certain assets in Canada.  This loan was
            fully repaid subsequent to December 31, 2002                        299          --

        Term loan assumed on acquisition of Opta, payable in quarterly instalments of $27 including interest at 7.4% due June
            2003, collateralized by certain assets in the United
            States.  This loan was fully repaid subsequent to December
            31, 2002                                                          1,705          --

        Other debt with a weighted average interest rate of 9.2%, due
            in varying instalments through July 2007                            354         490

        Capital lease obligations due in monthly payments through 2006,
            with a weighted average interest rate of 8.5%                       323         334

        Long-term debt repaid on March 15, 2002 with proceeds from the new financing arrangement (as detailed in (a)) with a
            weighted average interest rate of 8.5%                               --      15,447
                                                                           --------------------
                                                                              2,966      16,648
                                                                           ====================

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
                                                              ------
                                                              36,749
                                                              ======

      (h) Interest expense on long-term debt for the year ended December 31, 2002 was $1,292.

      (i) The fair value of long-term debt is not materially different from the carrying amount.

9.    Long-term payables

                                                                 2002      2001
                                                                    $         $

      Product rebate payable                                    1,330     1,209
      Deferred purchase consideration                             667     1,040
      Preference shares of subsidiary companies                   291       416
      Payable to former shareholders of acquired companies      2,675        --
                                                             ------------------
                                                                4,963     2,665
      Less: Current portion                                    (3,458)   (1,067)
                                                             ------------------

                                                                1,505     1,598
                                                             ==================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

10.   Capital stock

      The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value.

      The following is a summary of changes in capital stock:

                                                               Warrants and
                                                                     rights                Common shares        Total
                                                  -------------------------     ------------------------    ---------
                                                        Number            $           Number           $            $

            Balance as at December 31, 1999            331,404           --       20,653,788       7,008        7,008

            Warrants exercised (a)                    (234,959)          --          234,959         332          332
            Warrants expired                           (96,445)          --               --          --           --
            Options exercised (b)                           --           --          298,225         274          274
            Shares and warrants issued to
                  acquire Northern (a)                 500,000           19        7,000,000       6,625        6,644
                                                  -------------------------------------------------------------------

            Balance as at December 31, 2000            500,000           19       28,186,972      14,239       14,258
                                                  -------------------------------------------------------------------

            Shares and warrants issued to
                 acquire First Light Foods (a)          35,000            8          833,333         796          804
            Options exercised (b)                           --           --          999,425       1,037        1,037
            April 2001 private placement (c)           705,750          507        1,411,498       1,157        1,664
            May 2001 private placement (c)           1,200,000          762        2,400,000       3,462        4,224
            September 2001 private
                 placement (c)                       2,250,000        1,650        3,000,000       3,901        5,551
            December 2001 private
                 placements (c)                             --           --        4,250,000       8,337        8,337
                                                  -------------------------------------------------------------------

            Balance as at December 31, 2001          4,690,750        2,946       41,081,228      32,929       35,875
                                                  -------------------------------------------------------------------

            Warrants exercised (c)                    (656,150)        (430)         656,150       1,904        1,474
            Warrants issued (a)                        250,000          263               --          --          263
            Warrants repurchased (a)                   (60,000)         (43)              --          --          (43)
            Options exercised (b)                           --           --          246,740         397          397
            Convertible right associated
                  with convertible debenture                --           54               --          --           54
                                                  -------------------------------------------------------------------

            Balance as at December 31, 2002          4,224,600        2,790       41,984,118      35,230       38,020
                                                  ===================================================================

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

                                                                       Number of
            Grant date           Expiry date          Exercise price     options

            March 11, 2002       March 11, 2007       $2.15              114,000
            August 13, 2002      August 13, 2007      $3.07               98,100
            November 7, 2002     November 7, 2007     $3.04               43,000
            December 16, 2002    December 16, 2007    $3.00              160,000
                                                                      ----------

                                                                         415,100
                                                                      ==========

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

            Details of changes in employee/director stock options are as follows:

                                                                                    2002           2001           2000

            Outstanding at beginning of year                                   2,050,700      1,811,325      1,958,150
            Granted                                                              415,100      1,253,800        154,400
            Exercised                                                           (246,740)      (999,425)      (298,225)
            Retracted                                                            (17,800)       (15,000)        (3,000)
                                                                             -----------------------------------------

            Outstanding exercisable at year end                                2,201,260      2,050,700      1,811,325
            Weighted average fair value of options granted during the year         $2.79          $1.86          $1.32
                                                                             -----------------------------------------

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

10.   Capital stock, continued

            Details of employee/director stock options as at December 31 are as follows:

            Expiry Date    Exercise Price         Vested   Weighted Average              Total   Weighted Average
                                    Range    Outstanding              Price        Outstanding              Price
                                                 Options                               Options

            2003           $1.06 to $2.10        749,450              $1.81            773,000              $1.80
            2004           $1.06 to $1.86        180,960              $1.61            200,960              $1.55
            2005           $1.06 to $1.38        410,900              $1.15            532,800              $1.16
            2006           $1.53 to $2.10        155,550              $1.81            275,000              $1.82
            2007           $2.15 to $3.07        116,620              $2.85            419,500              $2.78
                                            ---------------------------------------------------------------------
                                               1,613,480              $1.69          2,201,260              $1.81
                                            =====================================================================

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

            Pro-forma net earnings (loss), reflecting stock compensation expense for 2002, 2001 and 2000 are as follows:

                                                                                 2002          2001        2000

            Number of options granted                                         415,100     1,238,125     295,500
                                                                            -----------------------------------

                                                                                    $             $           $
            Total fair value                                                      630           508         163
                                                                            ===================================

            Net earnings for the year as reported                               3,766            19       2,118
            Stock compensation expense:
                 Options vested in current year from current year grants          126           410          67
                 Options vested in current year from prior years grants           115            65          54
                                                                            -----------------------------------
                                                                                  241           475         121
                                                                            -----------------------------------

            Pro-forma net earnings (loss) for the year                          3,525          (456)      1,997
                                                                            ===================================

            Pro-forma net earnings (loss) per common share
                 - Basic                                                         0.08         (0.01)       0.09
                                                                            ===================================
                 - Diluted                                                       0.08         (0.01)       0.09
                                                                            ===================================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

10.   Capital stock, continued

      (c) In 2001, the Company completed four private placements. The Company issued 11,061,498 common shares and 4,155,750 warrants to acquire 4,155,750 common shares for total proceeds of $19,776 net of issuance costs. The following is a summary of the warrants issued:

            Expiry date              Exercise price       Warrants             $


            March 31, 2004           $1.75                 705,750           507
            March 31, 2004           $2.40               1,200,000           762
            September 30, 2004       $2.40               2,250,000         1,650
                                                       -------------------------

                                                         4,155,750         2,919
                                                       =========================

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

11.   Income taxes

      The Company's effective income tax rate on consolidated earnings has been determined as follows:

                                                                    2002         2001         2000

      Canadian statutory income tax rate                            39.0%        42.0%        42.0%

      Increase (decrease) by the effects of
          Reduction in valuation allowance                         (13.2%)      (25.8%)      (71.7%)
          Differences in foreign, capital gains manufacturing
                and processing and future income tax rates          (3.7%)       (1.5%)       (2.5%)
          Application of prior years losses and scientific
                research expenditures carried forward                 --           --        (27.7%)
          Current year non-capital loss not recognized                --           --         18.2%
          Other                                                    (12.5%)       73.9%         7.1%
                                                                ----------------------------------

      Effective income tax rate                                      9.6%        88.6%       (34.6%)
                                                                ==================================

      Net earnings before income taxes                             4,167          166        1,573
                                                                ==================================

      Provision for (recovery of) income taxes                       401          147         (545)
                                                                ==================================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

11.   Income taxes, continued

      Future income taxes of the Company comprise the following:

                                                               2002        2001
                                                                  $           $

      Differences in property, plant and equipment basis      4,946      (2,829)
      Capital and non-capital losses                          6,443         759
      Tax benefit of scientific research expenditures         2,112       1,334
      Other                                                     613          56
                                                           --------------------
                                                             14,114        (680)
      Valuation allowance                                    (4,107)       (479)
                                                           --------------------

                                                             10,007      (1,159)
                                                           ====================

                                                               2002        2001
                                                                  $           $

      Future income tax asset                                10,007         663
      Future income tax liabilities                              --      (1,822)
                                                           --------------------

                                                             10,007      (1,159)
                                                           ====================

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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

12.   Supplemental cash flow information

                                                               2002       2001       2000
                                                                  $          $          $
       Changes in non-cash working capital, net of
          businesses acquired:
               Accounts receivable - trade                      315      1,138     (4,712)
               Inventories                                   (3,086)    (3,383)    (1,506)
               Prepaid expenses and other current assets        579       (404)      (295)
               Accounts payable and accrued liabilities       1,271       (135)    (1,817)
               Customer deposits                               (969)       533       (261)
                                                           ------------------------------

                                                             (6,917)    (3,074)    (2,741)
                                                           ==============================
      Cash paid for:                                          1,632      1,789        851
               Interest
                                                           ==============================
               Income taxes                                   1,373        405        279
                                                           ==============================

                                                               2002       2001       2000
                                                                  $          $          $

       Non-cash investing and financing activities:

        Common shares and warrants issued in the
           acquisition of First Light Foods                      --        804         --
                                                           ==============================

        Common shares and warrants issued in the
           acquisition of Northern Food & Dairy, Inc.            --         --      6,644
                                                           ==============================

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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

14.   Commitments and contingencies, continued

      (e) Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                                               $
            2003                                                           1,672
            2004                                                           1,595
            2005                                                           1,514
            2006                                                           1,474
            2007                                                           1,339
            2008 and thereafter                                            1,430
                                                                        --------
                                                                           9,024
                                                                        ========

15.   Earnings per share

      The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options as disclosed in note 10. The number of shares for the diluted earnings per share was calculated as follows:

                                                            2002          2001          2000
      Weighted average number of shares used in
           basic earnings per share                   41,547,302    32,220,352    22,975,986
      Dilutive potential of the following
           Employee/director stock options               765,034       150,191       381,744
           Warrants                                      747,459        85,392            --
                                                   -----------------------------------------
      Weighted average number of shares used in
           diluted earnings per share                 43,059,795    32,455,935    23,357,730
                                                   =========================================

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

                                                                                                          2002
                                                --------------------------------------------------------------
                                                                                       Steam
                                                                                   Explosion
                                                              Environmental       Technology
                                                                 Industrial        Group and
                                                Food Group            Group        Corporate      Consolidated
                                                         $                $                $                 $
      External revenues by market
      U.S                                           89,088            8,305              157            97,550
      Canada                                         2,936           15,902               --            18,838
      Other                                          4,295              215               --             4,510
                                                --------------------------------------------------------------

      Total revenue to external customers           96,319           24,422              157           120,898
                                                --------------------------------------------------------------

      Interest expense                               1,034              320               59             1,413
                                                --------------------------------------------------------------

      Provision  for  (recovery of) income
           taxes                                     1,146            1,115           (1,860)              401
                                                --------------------------------------------------------------

      Segment net earnings (loss)                    3,166            1,741           (1,141)            3,766
                                                --------------------------------------------------------------

      Identifiable assets                           85,040           21,981            8,266           115,287
                                                --------------------------------------------------------------

      Amortization                                   2,995              861              274             4,130
                                                --------------------------------------------------------------

      Expenditures on property, plant and
           equipment                                 3,306            1,058              100             4,464
                                                ==============================================================


Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

17.   Segmented information, continued

                                                                                                       2001
                                                                                     Steam
                                                                                 Explosion
                                                             Environmental      Technology
                                                                Industrial       Group and
                                                Food Group           Group       Corporate     Consolidated
                                                         $               $               $                $

      External revenues by market
      U.S                                           66,408           5,365             359           72,132
      Canada                                           200          14,124              --           14,324
      Other                                          3,365               1              --            3,366
                                                   --------------------------------------------------------

      Total sales to external customers             69,973          19,490             359           89,822
                                                   --------------------------------------------------------

      Interest expense                               1,423             291              31            1,745
                                                   --------------------------------------------------------

      Provision  for  (recovery of) income
           taxes                                       186             170            (209)             147
                                                   --------------------------------------------------------

      Segment net earnings (loss)                      310             491            (782)              19
                                                   --------------------------------------------------------

      Identifiable assets                           51,073          16,948          12,040           80,061
                                                   --------------------------------------------------------

      Amortization                                   2,889             705             112             3706
                                                   --------------------------------------------------------

      Expenditures on property, plant and
           equipment                                 2,590           1,290              27            3,907
                                                   --------------------------------------------------------

      Equity accounted investment                       --              --             366              366
                                                   --------------------------------------------------------

                                                                                                       2000
                                                   --------------------------------------------------------
                                                                                     Steam
                                                                                 Explosion
                                                             Environmental      Technology
                                                                Industrial       Group and
                                                Food Group           Group       Corporate     Consolidated
                                                         $               $               $                $

      External revenues by market
      U.S                                           42,388           3,602             236           46,226
      Canada                                           249          16,040             106           16,395
      Other                                          1,199              --              --            1,199
                                                   --------------------------------------------------------

      Total revenues to external customers          43,836          19,642             342           63,820
                                                   --------------------------------------------------------

      Interest expense                                 698             261              --              959
                                                   --------------------------------------------------------

      Provision  for  (recovery of) income
           taxes                                       542              41          (1,128)            (545)
                                                   --------------------------------------------------------

      Segment net earnings                             230           1,578             310            2,118
                                                   --------------------------------------------------------

      Amortization                                   1,075             537             138            1,750
                                                   --------------------------------------------------------

      Expenditures on property, plant and
           equipment                                 2,907             419              35            3,361
                                                   --------------------------------------------------------

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

17.   Segmented information, continued

      Geographic segments

                                                           2002                              2001
                                 ------------------------------    ------------------------------
                                     U.S.     Canada      Total        U.S.     Canada      Total
                                        $          $          $           $          $          $
      Property, plant and
        equipment                  29,568      7,465     37,033      24,009      6,874     30,883
                                 ==============================    ==============================

      Goodwill and intangibles     11,655      3,262     14,917       9,429      1,609     11,038
                                 ==============================    ==============================

      Total assets                 87,399     27,888    115,287      55,300     24,761     80,061
                                 ==============================    ==============================

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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

18. United States generally accepted accounting principles differences, continued

      Accordingly, the following would have been reported under U.S. GAAP:

                                                                                  2002            2001            2000
                                                                                     $               $               $

      Net earnings for the year - as reported                                    3,766              19           2,118
      Translation adjustment                                                        --              (6)            126
      Dilution gain                                                                 --              --             (88)
      Pre-operating costs amortized                                                271             161              --
      Pre-operating costs capitalized                                             (276)            (32)           (482)
      Stock option compensation expense                                            (62)           (321)            (33)
      Tax effect of above items                                                      2             (52)            228
                                                                         ---------------------------------------------
      Net earnings (loss) for the year - US. GAAP                                3,701            (231)          1,869
                                                                         =============================================

      Net earnings (loss) per common share - U.S. GAAP:

           - Basic                                                                0.09           (0.01)           0.08
                                                                         =============================================
           - Diluted                                                              0.09           (0.01)           0.08
                                                                         =============================================

      Weighted average number of common shares
           Outstanding                                                      41,547,302      32,220,352      22,975,986
                                                                         =============================================

      Shareholders' equity - as reported                                        49,527          43,500          20,892
      Cumulative pre-operating costs, net of amortization, net of tax              215             212             289
      Cumulative stock compensation expense                                       (416)           (354)            (33)
                                                                         ---------------------------------------------

      Shareholders' equity - U.S. GAAP                                          49,326          43,358          21,148
                                                                         =============================================

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

                                                         2002     2001      2000
                                                            $        $         $

      Net earnings (loss) for the year - U.S. GAAP      3,701     (231)    1,869
      Currency translation adjustment                     112      971       162
                                                     ---------------------------
      Comprehensive income for the year                 3,813      740     2,031
                                                     ===========================

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

18. United States generally accepted accounting principles differences, continued

      Other U.S. GAAP disclosures

      Changes in Reserves                                                    2002       2001       2000
                                                                                $          $          $
      Allowance for Doubtful Accounts
             Balance, beginning of year                                     1,117        590        418
             Additions charged to profit and loss, including
                 effects of foreign exchange rate differences                 450        912        538
             Accounts receivable charged off, net of recoveries               (76)      (385)      (366)
                                                                         ------------------------------
             Balance, end of year                                           1,491      1,117        590
                                                                         ==============================

      Deferred Tax Valuation Allowance
             Balance, beginning of year                                       479        479      1,504
             Additions to valuation allowance                               4,107         --        479
             Adjustments to valuation allowance, including
                 effects of foreign exchange rate differences                (479)        --     (1,504)
                                                                         ------------------------------
             Balance, end of year                                           4,107        479        479
                                                                         ==============================

          The following items are considered part of operating income:       2002       2001       2000
                                                                                $          $          $

          Write down of investment in Easton Minerals Limited                (366)        --         --
          Gain of sales of assets                                             285         51         12
                                                                         ------------------------------
                                                                              (81)        51         12
                                                                         ==============================

                                                                             2002       2001
                                                                                $          $

      Accrued payroll                                                       1,235      1,059
                                                                         ===================

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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

19.   Shareholders' Equity

                                                                                   Currency
                                         Capital    Contributed      Retained  Translaction
                                           Stock        Surplus      Earnings    Adjustment         Total
                                       ==================================================================
                                               $              $             $             $             $

Balance at December 31, 1999               7,008          2,910         1,567          (122)       11,363
Warrants exercised                           332                                                      332
Options exercised                            274                                                      274
Shares and warrants issued to
acquire Northern                           6,644                                                    6,644
Net earnings for the year                                               2,118                       2,118
Currency translation adjustment                                                         162           162
Balance at December 31, 2000              14,258          2,910         3,685            40        20,893
Shares and warrants issued to
acquire First Light Foods                    804                                                      804
Shares and warrants issued under
private placements                        19,776                                                   19,776
Options exercised                          1,037                                                    1,037
Net earnings for the year                                                  19                          19
Currency translation adjustment                                                         971           971
Balance at December 31, 2001              35,875          2,910         3,704         1,011        43,500
Warrants exercised                         1,474             --            --            --         1,474
Warrants issued                              263             --            --            --           263
Warrants repurchased                         (43)             4            --            --           (39)
Options exercised                            397             --            --            --           397
Convertible right associated
      with convertible debenture              54             --            --            --            54
Net earnings for the year                     --             --         3,766            --         3,766
Currency translation adjustment               --             --            --           112           112
                                       ------------------------------------------------------------------
Balance at December 31, 2002              38,020          2,914         7,470         1,123        49,527
                                       ==================================================================

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

Stake Technology Ltd.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

Supplemental Financial Information (Unaudited)

                                                        Quarter ended             Quarter ended
                                                          December 31              September 30
                                               ------------------------------------------------
                                                    2002         2001         2002         2001

Revenues                                          33,437       23,811       32,800       22,904

Cost of goods sold                                28,000       20,723       27,510       20,093
                                               ------------------------------------------------

Gross profit                                       5,437        3,088        5,290        2,811

Selling, general and administrative expenses       4,835        3,732        3,240        2,536
                                               ------------------------------------------------

Earnings (loss) before the following                 602         (644)       2,050          275

Interest expense                                    (383)        (339)        (302)        (398)
Interest and other income (expense)                  (20)          (6)          30          102
Foreign exchange gain (loss)                          36           22         (322)         347
                                               ------------------------------------------------
                                                    (367)        (323)        (594)          51
                                               ------------------------------------------------
Earnings (loss) before income taxes                  235         (967)       1,456          326

Provision for (recovery of) income taxes            (277)        (283)         (71)         170
                                               ------------------------------------------------

Net earnings (loss) for the year                     512         (684)       1,527          156
                                               ================================================

Net earnings (loss) per share for the year
   Basic                                            0.01        (0.02)        0.04         0.00
                                               ================================================
   Diluted                                          0.01        (0.02)        0.04         0.00
                                               ================================================

                                                        Quarter ended             Quarter ended
                                                              June 30                  March 31
                                               ------------------------------------------------
                                                    2002         2001         2002         2001

Revenues                                          31,378       23,988       23,283       19,119

Cost of goods sold                                25,942       20,180       19,979       16,454
                                               ------------------------------------------------

Gross profit                                       5,436        3,808        3,304        2,665

Selling, general and administrative expenses       3,223        2,494        2,983        2,380
                                               ------------------------------------------------

Earnings before the following                      2,213        1,314          321          285

Interest expense                                    (306)        (519)        (422)        (489)
Interest and other income                             97          143          111           87
Foreign exchange gain (loss)                         466          (41)          (4)          27
                                               ------------------------------------------------
                                                     257         (417)        (315)        (375)
                                               ------------------------------------------------
Earnings before income taxes                       2,470          897            6          (90)

Provision for income taxes                           766          372          (17)        (112)
                                               ------------------------------------------------

Net earnings for the year                          1,704          525           23           22
                                               ================================================

Net earnings per share for the year
   Basic                                            0.04         0.02         0.00         0.00
                                               ================================================
   Diluted                                          0.04         0.02         0.00         0.00
                                               ================================================

PART I - FINANCIAL INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                 STAKE TECHNOLOGY LTD.


                                                 /s/ Steven R. Bromley
Date July 14, 2003
                                                 Stake Technology Ltd.
                                                 By Steven R. Bromley
                                                 Executive Vice President
                                                 & Chief Financial Officer

                                  Certification

I, Jeremy N. Kendall, Chairman of the Board and Chief Executive Officer of Stake Technology Ltd., certify that:

(1) I have reviewed this annual report on Form 10-K of Stake Technology Ltd. for the year ended December 31, 2002,

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

      c. Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Jeremy N. Kendall
---------------------

Chairman & Chief Executive Officer
Stake Technology Ltd.
July 14, 2003

                                  Certification

I, Steven R. Bromley, Executive Vice President and Chief Financial Officer of Stake Technology Ltd., certify that:

(1) I have reviewed this annual report on Form 10-K of Stake Technology Ltd. for the year ended December 31, 2002,

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

      c. Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Steven R. Bromley
---------------------

Executive Vice President & Chief Financial Officer
Stake Technology Ltd.
July 14, 2003

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