Form 10-Q/A
period 2003-03-31
STAKE TECHNOLOGY LTD
filed 2003-07-14
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 2

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

STAKE TECHNOLOGY LTD.

                                   FORM 10-QA
                                 March 31, 2003

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q filed on Form 10Q/A for the year quarter ended March 31, 2003 is being filed to clarify and expand various disclosures in "Item
1. Consolidated Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations". All information contained herein is as of April 30, 2003, and does not reflect any events or changes in information that may have occurred subsequent to April 30, 2003.

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

                        Consolidated Financial Statements
                    (Expressed in thousands of U.S. dollars)

                              Stake Technology Ltd.

                    For the Three Months Ended March 31, 2003

Stake Technology Ltd.
Consolidated Balance Sheets
As at March 31, 2003 and December 31, 2002
Unaudited
(Expressed in thousands of U.S. dollars)

                                                                  March 31,   December 31,
                                                                       2003           2002
                                                                          $              $
------------------------------------------------------------------------------------------
Assets

Current assets
Cash and cash equivalents                                             1,782          7,012
Short-term investments                                                   --          2,038
Accounts receivable - trade                                          17,698         18,144
Note receivable                                                         697          1,034
Inventories (note 4)                                                 23,642         22,989
Prepaid expenses and other current assets                             1,736            958
Future income taxes                                                      --            115
                                                                 -------------------------

                                                                     45,555         52,290

Property, plant and equipment                                        37,741         37,033
Goodwill and intangibles, net                                        15,245         14,992
Future income taxes                                                   9,956          9,892
Other assets (note 5)                                                   988          1,080
                                                                 -------------------------

                                                                    109,485        115,287
                                                                 =========================
Liabilities

Current liabilities
Bank indebtedness                                                     9,191          3,963
Accounts payable and accrued liabilities                             17,073         19,664
Customer deposits                                                     1,334            421
Current portion of long-term debt (note 6)                            2,626         11,650
Current portion of long-term payables (note7)                         1,190          3,458
                                                                 -------------------------

                                                                     31,414         39,156

Long-term debt  (note 6)                                             24,125         25,099
Long-term payables (note 7)                                           1,447          1,505
                                                                 -------------------------

                                                                     56,986         65,760
                                                                 -------------------------
Shareholders' Equity

Capital stock (note 8)                                               39,150         38,020
Authorized
   Unlimited common shares without par value
Issued
   42,547,199 (December 31, 2002 - 41,984,118) common shares
Contributed surplus                                                   2,914          2,914
Retained earnings                                                     8,534          7,470
Currency translation adjustment                                       1,901          1,123
                                                                 -------------------------

                                                                     52,499         49,527
                                                                 -------------------------

                                                                    109,485        115,287
                                                                 =========================

Commitments and contingencies (note 11)

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Retained Earnings
For the three months ended March 31, 2003 and 2002, and the year ended December 31, 2002 Unaudited
(Expressed in thousands of U.S. dollars)

                                                                                Three months ended             Year ended
                                                         ------------------------------------------    ------------------
                                                                   March 31,             March 31,           December 31,
                                                                        2003                  2002                   2002
                                                                           $                     $                      $
-------------------------------------------------------------------------------------------------------------------------
Retained Earnings - Beginning of the period                            7,470                 3,709                  3,704

Net earnings for the period                                            1,064                    23                  3,766
                                                         ----------------------------------------------------------------

Retained Earnings - End of the period                                  8,534                 3,732                  7,470
                                                         ================================================================

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Earnings
For the three months ended March 31, 2003 and 2002
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

                                                                                   March 31,             March 31,
                                                                                        2003                   2002
                                                                                           $                      $
-------------------------------------------------------------------------------------------------------------------
Revenues                                                                              41,411                 23,283

Cost of good sold                                                                     34,293                 19,979
                                                                          -----------------------------------------

Gross profit                                                                           7,118                  3,304

Selling, general and administrative expenses                                           5,485                  2,983
                                                                          -----------------------------------------

Earnings before the following                                                          1,633                    321

Interest expense                                                                        (491)                  (422)
Interest and other income                                                                 37                    111
Foreign exchange gain (loss)                                                             341                     (4)
                                                                          -----------------------------------------

                                                                                        (113)                  (315)
                                                                          -----------------------------------------

Earnings before income taxes                                                           1,520                      6

Provision for (recovery of) income taxes                                                 456                    (17)
                                                                          -----------------------------------------

Net earnings for the period                                                            1,064                     23
                                                                          =========================================

Net earnings per share for the period

   - Basic                                                                              0.03                   0.00
                                                                          =========================================

   - Diluted                                                                            0.02                   0.00
                                                                          =========================================

          (See accompanying notes to consolidated financial statements)

Stake Technology Ltd.
Consolidated Statements of Cash Flow
For the three months ended March 31, 2003 and 2002
Unaudited
(Expressed in thousands of U.S. dollars)

                                                                                  March 31,           March 31,
                                                                                       2003                2002
                                                                                          $                   $
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                                                           1,064                  23
Items not affecting cash
      Amortization                                                                    1,178                 934
      Future income taxes                                                                51                 (21)
      Other                                                                              45                 (24)
                                                                           ------------------------------------
                                                                                      2,338                 912

Changes in non-cash working capital (note 10)                                        (2,729)             (2,890)
                                                                           ------------------------------------

                                                                                       (391)             (1,978)
                                                                           ------------------------------------
Investing activities
Decrease in short term investments                                                    2,038               6,307
Acquisition of companies, net of cash acquired                                       (1,871)               (214)
Acquisition of property, plant and equipment                                         (1,229)             (1,167)
Proceeds from note receivable                                                           358                 358
Other                                                                                  (147)               (103)
                                                                           ------------------------------------

                                                                                       (851)              5,181
                                                                           ------------------------------------
Financing activities
Increase in bank indebtedness                                                         5,228               2,695
Borrowings under term debt facilities                                                 7,800              15,000
Repayment of term debt and tender facilities                                        (17,819)            (15,470)
Repayment of deferred purchase consideration                                           (227)               (147)
Proceeds from the issuance of common shares, net of issuance costs                    1,130                  98
Financing costs                                                                         (70)               (486)
Decrease in restricted cash                                                               -                 267
Purchase and redemption of Preference Shares of subsidiary companies                   (130)               (105)
                                                                           ------------------------------------

                                                                                     (4,088)              1,852

Foreign exchange gain (loss) on cash held in a foreign currency                         100                 (65)
                                                                           ------------------------------------

(Decrease) Increase in cash and cash equivalents during the period                   (5,230)              4,990

Cash and cash equivalents - Beginning of the period                                   7,012               3,364
                                                                           ------------------------------------

Cash and cash equivalents - End of the period                                         1,782               8,354
                                                                           ====================================

See note 10 for supplemental cash flow information

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

      iii)  Investments

            The Company has a 32% (2002 - 32%) investment in Easton Minerals Limited ("Easton). This investment is considered impaired and the carrying value at March 31, 2003 is nil (2002 - $nil). The investment was accounted for using the equity method of accounting. The Company does not have any guaranteed obligations with respect to Easton or any commitment to provide further financial support, thus it is not anticipated that further losses will be recorded on this investment.

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

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

4.    Inventories

                                                                                March 31,          December 31,
                                                                                     2003                  2002
                                                                                        $                     $
      Raw materials                                                                 7,928                  7,859
      Finished goods                                                               12,225                 11,750
      Grain                                                                         3,489                  3,380
                                                                         ---------------------------------------

                                                                                   23,642                 22,989
                                                                         =======================================

      Grain inventories consist of the following:

                                                                                March 31,           December 31,
                                                                                     2003                   2002
                                                                                        $                      $
           Company owned grain                                                      3,550                  3,338
           Unrealized gain (loss) on
                Sales and purchase contracts                                         (150)                   (79)
                Futures contracts                                                      89                    121
                                                                         ---------------------------------------

                                                                                    3,489                  3,380
                                                                         =======================================

5.    Other assets

                                                                                March 31,           December 31,
                                                                                     2003                   2002
                                                                                        $                      $
      Pre-operating costs, net of accumulated amortization of $520
           (2002 - $432)                                                              268                    358
      Deferred financing costs, net of accumulated amortization of $272
           (2002 - $201)                                                              618                    619
      Other                                                                           102                    103
                                                                         ---------------------------------------

                                                                                      988                  1,080
                                                                         =======================================

6.    Long-term debt and banking facilities

                                                                                March 31,           December 31,
                                                                                     2003                   2002
                                                                                        $                      $
      Term loan (a)                                                                21,275                 13,900
      Tender facility (b)                                                              --                 15,186
      Convertible debenture                                                         4,733                  4,697
      Other long-term debt (c)                                                        743                  2,966
                                                                         ---------------------------------------
                                                                                   26,751                 36,749
      Less: current portion                                                        (2,626)               (11,650)
                                                                         ---------------------------------------

                                                                                   24,125                 25,099
                                                                         =======================================

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

      (d) As part of the amended financing arrangement noted above in (a), the Company also increased a line of credit facility by $4,000.

7.    Long-term payables

                                                                                March 31,         December 31,
                                                                                     2003                 2002
                                                                                        $                    $
      Product rebate payable                                                        1,361                1,330
      Deferred purchase consideration                                                 440                  667
      Preference shares of subsidiary companies                                       161                  291
      Payable to former shareholders of acquired companies  (a)                       675                2,675
                                                                           -----------------------------------
                                                                                    2,637                4,963
      Less: Current portion                                                        (1,190)              (3,458)
                                                                           -----------------------------------

                                                                                    1,447                1,505
                                                                           ===================================

      (a) During the first quarter $1,871 was paid to the former shareholders of Opta in respect of untendered shares converted to a right to receive $2.50 per share in cash as a result of the amalgamation of Stake Acquisition Corp. with Opta.

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.    Capital stock

                                                                                       March 31,     December 31,
                                                                                            2003             2002
                                                                                               $                $
      (a)   Issued and fully paid -
            42,547,199 common shares (December 31, 2002 - 41,984,118)                     36,449           35,230
            4,101,244 warrants (December 31, 2002 - 4,224,600)                             2,701            2,790
                                                                                ---------------------------------

                                                                                          39,150           38,020
                                                                                =================================

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

8.    Capital stock, continued

      Pro-forma net earnings (loss) reflecting stock compensation for the first quarter in 2003 and 2002 are as follows:

                                                                                                   Three months ended
                                                                        ---------------------------------------------
                                                                                     March 31,              March 31,
                                                                                          2003                   2002
          Number of options granted                                                    398,750                 33,900
                                                                        =============================================

                                                                                             $                      $

          Total fair value                                                                 791                    131
                                                                        =============================================

          Net earnings for the period as reported                                        1,064                     23

          Stock compensation expense:
              Options vested in current year from current year grants                       40                      7
              Options vested in current year from prior years grants                        60                     29
                                                                        ---------------------------------------------
                                                                                           100                     36
                                                                        ---------------------------------------------

          Pro-forma net earnings (loss) for the period                                     964                    (13)
                                                                        =============================================

          Pro-forma net earnings (loss) per common share
             - Basic                                                                      0.02                  (0.00)
                                                                        =============================================
             - Diluted                                                                    0.02                  (0.00)
                                                                        =============================================

9.    Earnings per share

      The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

                                                                                     March 31,              March 31,
                                                                                          2003                   2002
        Weighted average number of shares used in
             basic earnings per share                                               42,290,847             41,110,488
        Dilutive potential of the following
             Employee/director stock options                                           915,514                602,821
             Warrants                                                                1,343,550                247,359
                                                                        ---------------------------------------------
        Weighted average number of shares used in
             diluted earnings per share                                             44,549,911             41,960,668
                                                                        =============================================

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

10.   Supplemental cash flow information

                                                                                            Three months ended
                                                                           -----------------------------------
                                                                                  March 31,          March 31,
                                                                                       2003               2002
                                                                                          $                  $
        Changes in non-cash working capital, net of businesses acquired:
                Accounts receivable - trade                                             346             (1,036)
                Inventories                                                            (725)            (2,041)
                Prepaid expenses and other current assets                              (785)               461
                Accounts payable and accrued liabilities                             (2,478)              (599)
                Customer deposits                                                       913                325
                                                                           -----------------------------------

                                                                                     (2,729)            (2,890)
                                                                           ===================================
       Cash paid for:                                                                   304                424
                Interest
                                                                           ===================================
                Income taxes                                                            418                 65
                                                                           ===================================

11.   Commitments and contingencies

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

      (e) Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                                    $

               2003                                             1,254
               2004                                             1,595
               2005                                             1,514
               2006                                             1,474
               2007                                             1,339
               2008 and thereafter                              1,430
                                                       --------------

                                                                8,606
                                                       ==============

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

12.   Segmented information

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

                                                                                                Three months ended
                                                                                                    March 31, 2003
                                              --------------------------------------------------------------------
                                                                               Steam Explosion
                                                               Environmental        Technology
                                                                  Industrial         Group and
                                                Food Group             Group         Corporate        Consolidated
                                                         $                 $                 $                   $
      External revenues by market
      U.S.                                          29,824             1,994               225              32,043
      Canada                                         4,507             3,382                 -               7,889
      Other                                          1,452                24                 3               1,479
                                              --------------------------------------------------------------------
      Total revenues to external customers          35,783             5,400               228              41,411
                                              --------------------------------------------------------------------
      Interest expense                                 386                90                15                 491
                                              --------------------------------------------------------------------
      Provision for (recovery of) income
           taxes                                       397               121               (62)                456
                                              --------------------------------------------------------------------
      Segment net earnings (loss)                      927               284              (147)              1,064
                                              --------------------------------------------------------------------
      Identifiable assets                           82,025            22,685             4,775             109,485
                                              --------------------------------------------------------------------
      Amortization                                     876               209                93               1,178
                                              --------------------------------------------------------------------
      Expenditures on property, plant and
           equipment                                 1,111               110                 8               1,229
                                              ====================================================================

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

12.   Segmented information continued

                                                                                                Three months ended
                                                                                                    March 31, 2002
                                              --------------------------------------------------------------------
                                                                               Steam Explosion
                                                               Environmental        Technology
                                                                  Industrial         Group and
                                                Food Group             Group         Corporate        Consolidated
                                                         $                 $                 $                   $
      External revenues by market
      U.S.                                          17,344             2,287                75              19,706
      Canada                                            75             2,821                --               2,896
      Other                                            648                33                --                 681
                                              --------------------------------------------------------------------
      Total revenues to external customers          18,067             5,141                75              23,283
                                              --------------------------------------------------------------------
      Interest expense                                 369                53                --                 422
                                              --------------------------------------------------------------------
      Provision for (recovery of) income
           taxes                                         2               176              (195)                (17)
                                              --------------------------------------------------------------------
      Segment net earnings (loss)                        2               265              (244)                 23
                                              --------------------------------------------------------------------
      Identifiable assets                           52,651            18,251            11,121              82,023
                                              --------------------------------------------------------------------
      Amortization                                     712               203                19                 934
                                              --------------------------------------------------------------------
      Expenditures on property, plant and
           equipment                                   699               397                71               1,167
                                              --------------------------------------------------------------------

      Geographic segments

                                                                 March 31,                            December 31,
                                                                      2003                                    2002
                                 -----------------------------------------  --------------------------------------
                                          U.S.        Canada         Total         U.S.        Canada        Total
                                            $              $             $            $             $            $
      Property, plant and
        equipment                      29,713          8,028        37,741       29,568         7,465       37,033
                                 =========================================  ======================================

      Goodwill and intangibles         11,666          3,579        15,245       11,655         3,262       14,917
                                 =========================================  ======================================

      Total assets                     78,445         31,040       109,485       87,399        27,888      115,287
                                 =========================================  ======================================

      Customer concentration

      The Company has one customer in the Food Group whose purchases were 12% of the Company's total revenue in the first quarter of 2003 (2002 - 10.3%).

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

13.   United States generally accepted accounting principles differences

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

13. United States generally accepted accounting principles differences, continued

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

                                                                            Three months ended            Year ended
                                                        ------------------------------------------------------------
                                                              March 31,              March 31,          December 31,
                                                                   2003                   2002                  2002
                                                                      $                      $                     $
      Net earnings (loss) for the period - U.S. GAAP              1,127                     (5)                3,701
      Currency translation adjustment                               778                    (80)                  112
                                                        ------------------------------------------------------------

      Comprehensive income (loss) for the period                  1,905                    (85)                3,813
                                                        ============================================================

      Other U.S. GAAP disclosures

                                                                                Three months ended        Year ended
                                                                 ---------------------------------------------------
      Changes in Reserves                                            March 31,           March 31,      December 31,
                                                                          2003                2002              2002
                                                                             $                   $                 $
      Allowance for Doubtful Accounts
           Balance, beginning of period                                    709                 367               367
           Additions charged to profit and loss, including
               effects of foreign exchange rate differences                 70                  16               450
           Accounts receivable charged off, net of recoveries              (48)                 --              (108)
                                                                 ---------------------------------------------------
           Balance, end of period                                          731                 383               709
                                                                 ===================================================

           Deferred Tax Valuation Allowance
           Balance, beginning of period                                  4,107                 479               479
           Additions to valuation allowance                                 --                  --             4,107
           Adjustments to valuation allowance, including
                  effects of foreign exchange rate differences              --                  --              (479)
                                                                 ---------------------------------------------------
               Balance, end of period                                    4,107                 479             4,107
                                                                 ===================================================

      Accrued payroll                                                    1,600               1,235
                                                             =====================================

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

14.   Recent accounting developments

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

15.   Comparative balances

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

U.S. readers should note that due to differences between Canadian and U.S. GAAP, the earnings for the three months ended March 31, 2003 under U.S. GAAP are $1,127 or $0.03 per common share versus a loss of $5 or $0.00 per common share in the same period in 2002. Note 13 to the consolidated financial statements itemizes these differences.

Cost of goods sold increased by 71.6% to $34,293 for the three months ended March 31, 2003 compared to $19,979 for the three months ended March 31, 2002. Consistent with the revenue analysis above, the increase in cost of goods sold is related to the revenue increase resulting from increased sales of certain food based products and the acquisitions completed in 2002.

The Company's consolidated gross margin increased to 17.2% for the three months ended March 31, 2003 versus 14.2% in the three months ended March 31, 2002. The improvement in gross margin is attributable to improvements in efficiencies at the Company's aseptic packaging operation and other Food Group operations, as well as the impact of higher gross margins in the acquired businesses.

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

Debt in both fixed rate and floating rate interest carry varying degrees of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As of March 31, 2003, the weighted average interest rate of the fixed rate term debt including the convertible debenture was 9.10% and $5,476 of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $21,275 at an interest rate of 3.78% is outstanding at March 31, 2003. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company's ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates, the Company's after-tax earnings would decrease (increase) by approximately $150,000. Given the short duration of fixed rate debt, changes in interest rates would have a negligible affect on fixed rate debt valuations.

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