Form 10-Q
period 2003-06-30
STAKE TECHNOLOGY LTD
filed 2003-08-18
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                           Commission File No. 0-9989

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

                                 Yes |x| No |_|

At August 12, 2003 registrant had 43,289,778 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $226,119,542. The Company's common shares are traded on the Nasdaq Smallcap Market tier of the Nasdaq Stock Market under the symbol STKL and The Toronto Stock Exchange under the symbol SOY.

There are 42 pages in the June 30, 2003 10-Q and the index follows the cover page.

--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

STAKE TECHNOLOGY LTD.

                                    FORM 10-Q
                                  June 30, 2003

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets as at June 30, 2003 and December 31, 2002.

          Consolidated Statements of Retained Earnings for the six months ended June 30, 2003 and 2002, and the year ended December 31, 2002.

          Consolidated Statements of Earnings for the three and six months ended June 30, 2003 and 2002.

          Consolidated Statements of Cash Flow for the three and six months ended June 30, 2003 and 2002.

          Condensed Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Controls and Procedures


PART II - OTHER INFORMATION

            All financial information is expressed in United States Dollars The closing rate of exchange on June 30, 2003 was CDN $1 = U.S. $0.7421


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

                        Consolidated Financial Statements
                    (Expressed in thousands of U.S. dollars)

                              Stake Technology Ltd.

                     For the Six Months Ended June 30, 2003


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Consolidated Balance Sheets
As at June 30, 2003 and December 31, 2002
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------------
                                                               June 30,   December 31,
                                                                   2003           2002
                                                                      $              $
--------------------------------------------------------------------------------------
Assets

Current assets
Cash and cash equivalents                                         2,649          7,012
Short-term investments                                               --          2,038
Accounts receivable - trade                                      21,316         18,144
Note receivable                                                     354          1,034
Inventories (note 4)                                             23,892         22,989
Prepaid expenses and other current assets                         2,254            958
Future income taxes                                                  --            115
                                                              ------------------------

                                                                 50,465         52,290

Property, plant and equipment, net                               39,808         37,033
Goodwill and intangibles, net                                    17,250         14,992
Future income taxes                                               9,601          9,892
Other assets (note 5)                                               985          1,080
                                                              ------------------------
                                                                118,109        115,287
                                                              ========================
Liabilities

Current liabilities
Bank indebtedness                                                10,152          3,963
Accounts payable and accrued liabilities                         20,098         19,664
Customer deposits                                                   118            421
Current portion of long-term debt (note 6)                        2,820         11,650
Current portion of long-term payables (note7)                     1,392          3,458
                                                              ------------------------

                                                                 34,580         39,156

Long-term debt  (note 6)                                         24,460         25,099
Long-term payables (note 7)                                       1,270          1,505
                                                              ------------------------
                                                                 60,310         65,760
                                                              ------------------------
Shareholders' Equity (note 10)

Capital stock (note 8)                                           40,770         38,020
Authorized
   Unlimited common shares without par value
Issued
  43,206,278 (December 31, 2002 - 41,984,118) common shares
Contributed surplus                                               2,914          2,914
Retained earnings                                                10,930          7,470
Currency translation adjustment                                   3,185          1,123
                                                              ------------------------
                                                                 57,799         49,527
                                                              ------------------------
                                                                118,109        115,287
                                                              ========================
Commitments and contingencies (note 12)

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Consolidated Statements of Retained Earnings
For the six months ended June 30, 2003 and 2002
and the year ended December 31, 2002
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------
                                           June 30,      June 30,   December 31,
                                               2003          2002           2002
                                                  $             $              $
--------------------------------------------------------------------------------

Retained Earnings - Beginning of the Year     7,470         3,704          3,704

Net earnings for the period                   3,460         1,727          3,766
                                           -------------------------------------
Retained Earnings - End of Period            10,930         5,431          7,470
                                           =====================================


          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Consolidated Statements of Earnings
For the three months ended June 30, 2003 and 2002
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

-------------------------------------------------------------------------------
                                                         June 30,      June 30,
                                                             2003          2002
                                                                $             $
-------------------------------------------------------------------------------

Revenues                                                   52,641        31,378

Cost of goods sold                                         43,536        25,942
                                                       ------------------------

Gross profit                                                9,105         5,436

Selling, general and administrative expenses                5,874         3,223
                                                       ------------------------

Earnings before the following                               3,231         2,213

Interest expense                                             (493)         (306)
Interest and other income                                     173            97
Foreign exchange gain                                         254           466
                                                       ------------------------

Earnings before income taxes                                3,165         2,470

Provision for income taxes                                    769           766
                                                       ------------------------

Net earnings for the period                                 2,396         1,704
                                                       ========================

Net earnings per share for the period (note 9)

   - Basic                                                   0.06          0.04
                                                       ========================

   - Diluted                                                 0.05          0.04
                                                       ========================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Consolidated Statements of Earnings
For the six months ended June 30, 2003 and 2002
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

-------------------------------------------------------------------------------
                                                        June 30,       June 30,
                                                            2003           2002
                                                               $              $
-------------------------------------------------------------------------------

Revenues                                                  94,052         54,685

Cost of goods sold                                        77,829         45,971
                                                       ------------------------

Gross profit                                              16,223          8,714

Selling, general and administrative expenses              11,359          6,174
                                                       ------------------------

Earnings before the following                              4,864          2,540

Interest expense                                            (984)          (726)
Interest and other income                                    210            203
Foreign exchange gain                                        595            460
                                                       ------------------------

Earnings before income taxes                               4,685          2,477

Provision for income taxes                                 1,225            750
                                                       ------------------------

Net earnings for the period                                3,460          1,727
                                                       ========================

Net earnings per share for the period (note 9)

   - Basic                                                  0.08           0.04
                                                       ========================

   - Diluted                                                0.08           0.04
                                                       ========================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Consolidated Statements of Cash Flow
For the three months ended June 30, 2003 and 2002
Unaudited
(Expressed in thousands of U.S. dollars)

-----------------------------------------------------------------------------------------------
                                                                          June 30,     June 30,
                                                                              2003         2002
                                                                                 $            $
-----------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                                                  2,396        1,704
Items not affecting cash
       Amortization                                                          1,248          929
       Future income taxes                                                     273         (196)
       Other                                                                  (151)         (24)
                                                                         ----------------------
                                                                             3,766        2,413

Changes in non-cash working capital (note 11)                               (1,843)      (1,492)
                                                                         ----------------------
                                                                             1,923          921
                                                                         ----------------------
Investing activities
Acquisition of companies, net of cash acquired                                (874)        (293)
Acquisition of property, plant and equipment                                (1,251)        (985)
Proceeds from note receivable                                                  358          356
Other                                                                          127         (161)
                                                                         ----------------------
                                                                            (1,640)      (1,083)
                                                                         ----------------------
Financing activities
Increase (decrease) in revolving credit facilities                             491       (1,030)
Repayment of term debt facilities                                             (516)        (442)
Repayment of deferred purchase consideration                                   (20)        (285)
Proceeds from the issuance of common shares, net of issuance costs             800          290
Financing costs                                                               (180)         (23)
Decrease in restricted cash                                                     --          880
Purchase and redemption of Preference Shares of subsidiary companies            (1)         (12)
                                                                         ----------------------
                                                                               574         (622)

Foreign exchange gain on cash held in a foreign currency                        10           77
                                                                         ----------------------
Increase (decrease) in cash and cash equivalents during the period             867         (707)

Cash and cash equivalents - Beginning of the period                          1,782        8,354
                                                                         ----------------------
Cash and cash equivalents - End of the period                                2,649        7,647
                                                                         ======================

See note 11 for supplemental cash flow information

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Consolidated Statements of Cash Flow
For the six months ended June 30, 2003 and 2002
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------------------------
                                                                            June 30,      June 30,
                                                                                2003          2002
                                                                                   $            $
--------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                                                    3,460         1,727
Items not affecting cash
       Amortization                                                            2,426         1,863
       Future income taxes                                                       324          (217)
       Other                                                                    (106)          (49)
                                                                          ------------------------
                                                                               6,104         3,324

Changes in non-cash working capital (note 11)                                 (4,572)       (4,382)
                                                                          ------------------------
                                                                               1,532        (1,058)
                                                                          ------------------------
Investing activities
Decrease in short term investments                                             2,038         6,307
Acquisition of companies, net of cash acquired                                (2,744)         (507)
Acquisition of property, plant and equipment                                  (2,480)       (2,152)
Proceeds from note receivable                                                    716           714
Other                                                                            (21)         (264)
                                                                          ------------------------
                                                                              (2,491)        4,098
                                                                          ------------------------
Financing activities
Increase in revolving credit facilities                                        5,719         1,665
Repayment of term debt and tender facilities                                 (18,335)      (15,912)
Borrowings under term debt facilities                                          7,800        15,000
Payment of deferred purchase consideration                                      (247)         (432)
Proceeds from the issuance of common shares, net of issuance costs             1,930           388
Financing costs                                                                 (250)         (509)
Decrease in restricted cash                                                       --         1,147
Purchase and redemption of Preference Shares of subsidiary companies            (131)         (117)
                                                                          ------------------------
                                                                              (3,514)        1,230

Foreign exchange gain on cash held in a foreign currency                         110            13
                                                                          ------------------------
(Decrease) increase in cash and cash equivalents during the period            (4,363)        4,283

Cash and cash equivalents - Beginning of the period                            7,012         3,364
                                                                          ------------------------
Cash and cash equivalents - End of the period                                  2,649         7,647
                                                                          ========================

See note 11 for supplemental cash flow information

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

1.    Interim financial statements

      The interim consolidated financial statements of Stake Technology Ltd. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in Canada which conform, in all material respects (except as indicated in note 14, with accounting principles generally accepted in the U.S.). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. For further information, see the Company's consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-KA4 for the year ended December 31, 2002.

2.    Description of business and significant accounting policies

      The Company was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. The Food Group processes, packages, markets and distributes a wide range of natural and organic food products and ingredients via its vertically integrated operations with a focus on soy, oat and corn based products. The Environmental Industrial Group processes, distributes and recycles industrial minerals. The Steam Explosion Technology Group engineers and markets proprietary steam explosion technology systems for the pulp and food processing industries. The Company's assets, operations and employees at June 30, 2003 are located in the United States and Canada.

      The Company's significant accounting policies are outlined below. These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. Differences arising from the application of accounting principles generally accepted in the United States are described in note 14.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

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

            During 2001, the Company initiated the start-up of an organic dairy business based in Canada. Certain pre-operating costs totaling $308 were deferred up to June 30, 2002. Amortization of these costs on a straight-line basis commenced in July 2002 and will result in these costs being fully amortized by December 31, 2003.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

      iii)  Investments

            The Company has a 32% (2002 - 32%) investment in Easton Minerals Limited ("Easton). This investment is considered impaired and the carrying value at June 30, 2003 is $nil (2002 - $nil). The investment was accounted for using the equity method of accounting. The Company does not have any guaranteed obligations with respect to Easton or any commitment to provide further financial support, thus it is not anticipated that further losses will be recorded on this investment.

            All other subsidiaries are 100% owned at June 30, 2003. On November 1, 2002, the Company acquired the remaining 49% minority interest in International Materials & Supplies, Inc. Investments in these subsidiaries are recorded using the consolidation method, whereby revenues and expenses are consolidated with the results of the Company.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

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

3.    Business acquisitions

      On May 1, 2003, the Company acquired 100% of the outstanding shares of Integrated Drying Systems Inc. and its subsidiaries, Kettle Valley Dried Fruits Ltd. and Kettle Valley Dried Fruits Inc. (together Kettle Valley) for total purchase consideration of $2,669. Consideration consisted of $874 in cash, a note payable of $820, interest at 5%, repayable semi-annually over five years, a note payable of $155, interest of 2.5%, due in February 2004 and the issuance of 196,809 common shares for $820. Kettle Valley's results since the date of acquisition have been included in the Company's consolidated financial statements.

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

      The preliminary purchase price allocation of the net assets acquired and consideration given is summarized below:

                                                                              $
              Net assets acquired:
                Non-cash working capital                                    471
                Property, plant and equipment                             1,217
                Goodwill and intangibles                                  1,564
                Bank indebtedness and term debt                            (583)
                                                                        -------
                                                                          2,669
                                                                        =======
              Consideration given:
                Cash                                                        874
                Notes payable                                               975
                Common shares                                               820
                                                                        -------
                                                                          2,669
                                                                        =======


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

4.    Inventories

                                                       June 30,    December 31,
                                                           2003            2002
                                                              $               $

      Raw materials                                       9,032           7,859
      Finished goods                                     11,673          11,750
      Grain                                               3,187           3,380
                                                      -------------------------
                                                         23,892          22,989
                                                      =========================

      Grain inventories consist of the following:

                                                       June 30,    December 31,
                                                           2003           2002
                                                              $              $

      Company owned grain                                 3,183           3,338
      Unrealized gain (loss) on
            Sales and purchase contracts                    (79)            (79)
            Futures contracts                                84             121
                                                      -------------------------
                                                          3,187           3,380
                                                      =========================

5.    Other assets

                                                       June 30,    December 31,
                                                           2003            2002
                                                              $               $
      Pre-operating costs, net of accumulated
           amortization of $592 (2002 - $432)               196             358
      Deferred financing costs, net of accumulated
           amortization of $372 (2002 - $201)               698             619
      Other                                                  91             103
                                                      -------------------------
                                                            985           1,080
                                                      =========================

6.    Long-term debt and banking facilities

                                                       June 30,    December 31,
                                                           2003            2002
                                                              $               $

      Term loan (a)                                      20,800          13,900
      Tender facility (b)                                    --          15,186
      Convertible debenture                               4,767           4,697
      Other long-term debt (c)(d)                         1,713           2,966
                                                      -------------------------
                                                         27,280          36,749
      Less: current portion                              (2,820)        (11,650)
                                                      -------------------------
                                                         24,460          25,099
                                                      =========================


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

6.    Long-term debt and banking facilities, continued

      (a) In March 2003, the Company amended its financing arrangement with its current lenders and entered into a syndication agreement. As part of the amendment, the term loan increased by $7,800. On March 31, 2003 and June 30, 2003 the Company made regularly scheduled repayments on the term loan of $425 and $475, respectively.

      (b) During the first quarter of 2003, the Company repaid the tender facility with proceeds from the amended term loan of $7,800, $3,500 from an increase in a line of credit facility (noted in (e) below) and the utilization of $3,886 in cash.

      (c) During the first six months of 2003 the Company repaid certain other long-term debt of $2,097, in addition to making regularly scheduled repayments of $152.

      (d) As part of the acquisition of Kettle Valley, the Company has recorded a $820 note payable in other long-term debt.

      (e) As part of the amended financing arrangement noted above in (a), the Company also increased a line of credit facility by $4,000.

      (f) During the second quarter of 2003, the Company increased its Canadian line of credit to CDN $7,500 from CDN $5,000, due to the acquisition of Kettle Valley.

7.    Long-term payables

                                                                   June 30,   December 31,
                                                                       2003           2002
                                                                          $              $

      Product rebate payable                                          1,361          1,330
      Deferred purchase consideration                                   420            667
      Preference shares of subsidiary companies                         160            291
      Payable to former shareholders of acquired companies (a)          688          2,675
                                                                   -----------------------
                                                                      2,662          4,963
      Less: Current portion                                          (1,392)        (3,458)
                                                                   -----------------------
                                                                      1,270          1,505
                                                                   =======================

      (a) During the first quarter $1,871 was paid to the former shareholders of Opta in respect of untendered shares converted to a right to receive $2.50 per share in cash as a result of the merger of Stake Acquisition Corp. with Opta.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

      8.    Capital stock

                                                                         June 30,    December 31,
                                                                             2003            2002
                                                                                $               $
      (a)   Issued and fully paid -
            43,206,278 common shares (December 31, 2002 - 41,984,118)      38,232          35,230
            3,916,244 warrants (December 31, 2002 - 4,224,600)              2,538           2,790
                                                                        -------------------------
                                                                           40,770          38,020
                                                                        =========================

      (b) In the first six months of 2003, employees and directors exercised 500,995 (June 30, 2002 - 165,300) common share options and an equal number of common shares were issued for net proceeds of $887 (June 30, 2002 - $296).

      (c) In the first six months of 2003, 308,356 warrants were exercised (June 30, 2002 - 75,000) and an equal number of common shares were issued for net proceeds of $582 (June 30, 2002 - $131). In addition, 216,000 (June 30, 2002 - $nil) compensation warrants were exercised in the first six months for net proceeds of $461 (June 30, 2002 - $nil).

      (d) On May 1, 2003, the Company issued 196,809 common shares at a price of $4.17 per common share, in respect of the acquisition of Kettle Valley (see note 3).

      (e) As at June 30, 2003 there were options vested to employees and directors to acquire 1,265,800 common shares at exercise prices of $1.06 to $5.24. In addition, at June 30, 2003, options to acquire an additional 941,040 common shares at $1.06 to $5.24 have been granted to employees and directors but have not yet vested.

      (f) In the first six months of 2003, 557,450 options were granted to employees at a price range of $3.06 to $5.24.

            Employee stock options granted by the Company in 2003 and 2002 were granted at prices which approximated the value of stock on the grant date. These options vest at various dates ranging from the date of the grants to May 7, 2007 and expire two to six years subsequent to the grant date.

            The fair value of the options granted during the first six months of 2003 was estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2002 - 0%), an expected volatility of 60% (2002 - 60%), a risk-free interest rate of 3% (2002 - 3%), and an expected life of one to six years.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

8.    Capital stock, continued

            Pro-forma net earnings reflecting stock compensation for the three and six months ended June 30, 2003 and 2002 are as follows:

                                                                             Three months ended     Six months ended
                                                                            ------------------------------------------
                                                                             June 30,   June 30,   June 30,   June 30,
                                                                                 2003       2002       2003       2002


            Number of options granted                                         158,700         --    557,450    110,000
                                                                            ------------------------------------------

                                                                                    $          $          $          $

            Total fair value                                                      481         --      1,272        118
                                                                            ==========================================
            Net earnings for the period as reported                             2,396      1,704      3,460      1,727

            Stock compensation expense:
                Options vested in current period from current year grants          64         12        127         24
                Options vested in current period from prior years grants           60         22        121         44
                                                                            ------------------------------------------
                                                                                  124         34        248         68
                                                                            ------------------------------------------
            Pro-forma net earnings for the period                               2,272      1,670      3,212      1,659
                                                                            ==========================================
            Pro-forma net earnings per common share
               - Basic                                                           0.05       0.04       0.08       0.04
                                                                            ==========================================
               - Diluted                                                         0.05       0.04       0.07       0.04
                                                                            ==========================================

9.    Earnings per share

      The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

                                                       Three months ended           Six months ended
                                                  ------------------------------------------------------
                                                      June 30,      June 30,      June 30,      June 30,
                                                          2003          2002          2003          2002

      Weighted average number of shares used in
           basic earnings per share                 42,871,386    41,198,000    42,448,394    41,156,000
      Dilutive potential of the following
           Employee/director stock options           1,214,409       847,455     1,036,986       765,519
           Warrants                                  2,213,031       928,689     1,852,812       648,597
          Convertible debenture                      1,666,667            --            --            --
                                                  ------------------------------------------------------
      Weighted average number of shares used in
           diluted earnings per share               47,965,493    42,974,144    45,338,192    42,570,116
                                                  ======================================================

      For the six months ended June 30, 2003 options to purchase 158,700 common shares (June 30, 2002 - nil) have been excluded from the calculation of dilutive earnings per share due to their anti-dilutive effect. The convertible debenture, convertible into 1,666,667 common shares has been excluded from the calculation of diluted earnings per share in the six months ended June 30, 2003 due to its anti-dilutive effect. However, the convertible debenture has been included in the three months ended June 30, 2003 due to its dilutive effect.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

10.   Shareholders' equity

                                                                                   Cumulative
                                               Capital  Contributed     Retained  Translation
                                                 Stock      Surplus     Earnings   Adjustment        Total
                                                     $            $            $            $            $

      Balance at December 31, 2002              38,020        2,914        7,470        1,123       49,527
      Options exercised                            887           --           --           --          887
      Warrants exercised                           582           --           --           --          582
      Compensation warrants exercised              461           --           --           --          461
      Shares issued to acquire Kettle Valley       820           --           --           --          820
      Net earnings for the period                   --           --        3,460           --        3,460
      Cumulative translation adjustment             --           --           --        2,062        2,062
                                              ------------------------------------------------------------
      Balance at June 30, 2003                  40,770        2,914       10,930        3,185       57,799
                                              ============================================================


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

11.   Supplemental cash flow information

                                                                  Three months ended
                                                                -----------------------
                                                                  June 30,     June 30,
                                                                      2003         2002
                                                                         $            $
       Changes in non-cash working capital, net of businesses
          acquired:
             Accounts receivable - trade                            (3,251)      (3,222)
             Inventories                                               246        2,432
             Prepaid expenses and other current assets                (213)        (541)
             Accounts payable and accrued liabilities                2,591        1,254
             Customer deposits                                      (1,216)      (1,415)
                                                                -----------------------
                                                                    (1,843)      (1,492)
                                                                =======================
      Cash paid for:
             Interest                                                  416          428
                                                                =======================
             Income taxes                                              654           15
                                                                =======================

                                                                    Six months ended
                                                                -----------------------
                                                                  June 30,     June 30,
                                                                      2003         2002
                                                                         $            $
       Changes in non-cash working capital, net of businesses
          acquired:
             Accounts receivable - trade                            (2,905)      (4,258)
             Inventories                                              (479)         391
             Prepaid expenses and other current assets                (998)         (80)
             Accounts payable and accrued liabilities                  113          655
             Customer deposits                                        (303)      (1,090)
                                                                -----------------------
                                                                    (4,572)      (4,382)
                                                                =======================
      Cash paid for:
             Interest                                                  718          852
                                                                =======================
             Income taxes                                            1,058           80
                                                                =======================

      On May 1, 2003, the Company issued 196,809 common shares in respect of the acquisition of Kettle Valley (see note 3).


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

12.   Commitments and contingencies

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

      (b) The Company believes, with respect to both its operations and real property that it is in material compliance with current environmental laws, with the exception of its processing and packaging facilities located in Alexandria, Minnesota. These facilities are currently not in complete compliance with the industrial permit limits for the discharge of industrial waste water. The Company has applied for increased discharge limits and is also re-engineering certain processes and considering installation of pre-treatment equipment to remedy this issue. Other than this, based on known existing conditions and the Company's experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its financial position, but there can be no assurance that unforeseen changes in the laws or enforcement policies of relevant governmental bodies, the discovery of changed conditions on the Company's real property or in its operations, or changes in use of such properties and any related site restoration requirements, will not result in the incurrence of significant costs. No provision has been made in these consolidated financial statements for these future costs since such costs, if any, are not determinable at this time.

      (c) In the normal course of business, the Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

      (d)   Letters of credit:

            i) An irrevocable letter of credit for $538 has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

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

      (e) Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                                               $
            2003                                                           1,278
            2004                                                           1,716
            2005                                                           1,649
            2006                                                           1,547
            2007                                                           1,474
            2008 and thereafter                                            1,472
                                                                        --------
                                                                           9,136
                                                                        ========


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

13.   Segmented information

      Industry segments

      The Company operates in three segments: a) the Food Group, processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on soy, natural and organic food products; (b) the Environmental Industrial Group, processes, distributes, and recycles industrial minerals; and (c) the Steam Explosion Technology Group, engineers and markets proprietary steam explosion technology systems for the pulp and food processing industries. Management has identified its segments based on the nature of the products and services being sold and its organizational structure in support of these segments. Operating segments have been aggregated within the Food Group segment. The Company's assets, operations and employees are located in Canada and the United States.

                                                                                                    Three months ended
                                                                                                         June 30, 2003
                                                 ---------------------------------------------------------------------
                                                                                    Steam Explosion
                                                                                         Technology
                                                                   Environmental          Group and
                                                   Food Group   Industrial Group          Corporate       Consolidated
                                                            $                  $                  $                  $
      External revenues by market
      U.S                                              37,858              2,543                 76             40,477
      Canada                                            6,523              4,070                 --             10,593
      Other                                             1,520                 51                 --              1,571
                                                 ---------------------------------------------------------------------
      Total revenues to external customers             45,901              6,664                 76             52,641
                                                 ---------------------------------------------------------------------
      Interest expense                                    317                 91                 85                493
                                                 ---------------------------------------------------------------------
      Provision for (recovery of) income taxes            719                217               (167)               769
                                                 ---------------------------------------------------------------------
      Segment net earnings (loss)                       2,251                677               (532)             2,396
                                                 ---------------------------------------------------------------------
      Identifiable assets                              87,934             23,477              6,698            118,109
                                                 ---------------------------------------------------------------------
      Amortization                                        923                201                124              1,248
                                                 ---------------------------------------------------------------------
      Expenditures on property, plant and
            equipment                                   1,001                218                 32              1,251
                                                 ---------------------------------------------------------------------

                                                                                                    Three months ended
                                                                                                         June 30, 2002
                                                 ---------------------------------------------------------------------
                                                                                    Steam Explosion
                                                                                         Technology
                                                                   Environmental          Group and
                                                   Food Group   Industrial Group          Corporate       Consolidated
                                                            $                  $                  $                  $
      External revenues by market
      U.S                                              23,358              3,134                 75             26,567
      Canada                                              191              3,529                 --              3,720
      Other                                             1,036                 55                 --              1,091
                                                 ---------------------------------------------------------------------
      Total revenues to external customers             24,585              6,718                 75             31,378
                                                 ---------------------------------------------------------------------
      Interest expense                                    223                 83                 --                306
                                                 ---------------------------------------------------------------------
      Provision for income taxes                          482                282                  2                766
                                                 ---------------------------------------------------------------------
      Segment net earnings                              1,074                630                 --              1,704
                                                 ---------------------------------------------------------------------
      Identifiable assets                              51,493             20,124             11,010             82,627
                                                 ---------------------------------------------------------------------
      Amortization                                        716                203                 10                929
                                                 ---------------------------------------------------------------------
      Expenditures on property, plant and
            equipment                                     747                234                  4                985
                                                 ---------------------------------------------------------------------


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

13.   Segmented information, continued

                                                                                                       Six months ended
                                                                                                          June 30, 2003
                                                  ---------------------------------------------------------------------
                                                                                    Steam Explosion
                                                                                         Technology
                                                                   Environmental          Group and
                                                   Food Group   Industrial Group          Corporate        Consolidated
                                                            $                  $                  $                   $

      External revenues by market
      U.S                                              67,682              4,537                301              72,520
      Canada                                           11,031              7,452                 --              18,483
      Other                                             2,972                 75                  2               3,049
                                                  ---------------------------------------------------------------------
      Total revenues to external customers             81,685             12,064                303              94,052
                                                  ---------------------------------------------------------------------
      Interest expense                                    704                180                100                 984
                                                  ---------------------------------------------------------------------
      Provision for (recovery of) income taxes          1,116                338               (229)              1,225
                                                  ---------------------------------------------------------------------
      Segment net earnings (loss)                       3,177                962               (679)              3,460
                                                  ---------------------------------------------------------------------
      Amortization                                      1,799                409                218               2,426
                                                  ---------------------------------------------------------------------
      Expenditures on property, plant and
            equipment                                   2,111                327                 42               2,480
                                                  ---------------------------------------------------------------------

                                                                                                       Six months ended
                                                                                                          June 30, 2002
                                                  ---------------------------------------------------------------------
                                                                                   Steam Explosion
                                                                                        Technology
                                                                   Environmental         Group and
                                                   Food Group   Industrial Group         Corporate         Consolidated
                                                            $                  $                 $                    $
      External revenues by market
      U.S                                              40,726              5,421                150              46,297
      Canada                                              266              6,351                 --               6,617
      Other                                             1,684                 87                 --               1,771
                                                  ---------------------------------------------------------------------
      Total revenues to external customers             42,676             11,859                150              54,685
                                                  ---------------------------------------------------------------------
      Interest expense                                    593                133                 --                 726
                                                  ---------------------------------------------------------------------
      Provision for (recovery of) income taxes            485                458               (193)                750
                                                  ---------------------------------------------------------------------
      Segment net earnings (loss)                       1,076                894               (243)              1,727
                                                  ---------------------------------------------------------------------
      Amortization                                      1,428                406                 29               1,863
                                                  ---------------------------------------------------------------------
      Expenditures on property, plant and
            equipment                                   1,444                632                 76               2,152
                                                  ---------------------------------------------------------------------


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

13.   Segmented information, continued

      Geographic segments

                                                         June 30,                      December 31,
                                                             2003                              2002
                                   ------------------------------   -------------------------------
                                       U.S.     Canada      Total       U.S.      Canada      Total
                                          $          $          $          $           $          $
      Property, plant and
        equipment                    29,725     10,082     39,808     29,568       7,465     37,033
                                   ==============================   ===============================
      Goodwill and intangibles       11,668      5,581     17,250     11,655       3,337     14,992
                                   ==============================   ===============================
      Total assets                   80,786     37,323    118,109     87,399      27,888    115,287
                                   ==============================   ===============================

      Customer concentration

      The Company has one customer in the Food Group whose purchases were 11.5% (June 30, 2002 - 17.2%) of the Company's second quarter total revenue and 11.6% of the Company's total revenue in the first six months of 2003 (June 30, 2002 - 14.3%).


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

14.   United States generally accepted accounting principles differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (U.S. GAAP) during the periods presented, except with respect to the following:

      Under U.S. GAAP, certain pre-operating costs of $nil incurred in the six months ended June 30, 2003, (2002 - $276), deferred in these financial statements would be expensed. Amortization of $160 in the six months ended June 30, 2003, (2002 - $80) related to pre-operating costs would not have been expensed.

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

      Accordingly, the following would have been reported under U.S. GAAP:

                                                      Three months ended          Six months ended    Year ended
                                                   -------------------------------------------------------------
                                                   June 30,     June 30,     June 30,     June 30,  December 31,
                                                       2003         2002         2003         2002          2002
                                                          $            $            $            $             $

      Net earnings for the period - as reported       2,396        1,704        3,460        1,727         3,766

      Pre-operating costs expensed                       70           40          160           80           271
      Pre-operating costs capitalized                    --         (189)          --         (276)         (276)
      Stock option compensation expense                  --          (62)          --          (62)          (62)
      Tax effect of above items                         (18)          45          (42)          59             2
                                                    ------------------------------------------------------------

      Net earnings for the period - U.S. GAAP         2,448        1,538        3,578        1,528         3,701
                                                    ============================================================

      Net earnings per common share - U.S. GAAP
            - Basic                                    0.06         0.04         0.08         0.04          0.09
                                                    ============================================================
            - Diluted                                  0.05         0.03         0.08         0.03          0.09
                                                    ============================================================

      Shareholders' equity - as reported                                       57,799       46,206        49,527

      Cumulative pre-operating costs, net of
           amortization,  net of tax                                              (97)        (349)         (215)
      Cumulative stock compensation expense                                      (416)        (416)         (416)
                                                                              ----------------------------------
      Shareholders' equity - U.S. GAAP                                         57,286       45,441        48,896
                                                                              =================================


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

14. United States generally accepted accounting principles differences, continued

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

                                                               Three months ended       Six months ended    Year ended
                                                            ---------------------  -----------------------------------
                                                             June 30,    June 30,   June 30,    June 30,  December 31,
                                                                 2003        2002       2003        2002          2002
                                                                    $           $          $           $             $

      Net earnings for the period-U.S. GAAP                     2,448       1,538      3,578       1,528         3,701
      Currency translation adjustment                           1,297         671      2,062         591           112
                                                            ----------------------------------------------------------
      Comprehensive income for the period                       3,745       2,209      5,640       2,119         3,813
                                                            ==========================================================

      Other U.S. GAAP disclosures

       Changes in reserves                                     Three months ended       Six months ended    Year ended
                                                            ---------------------  -----------------------------------
                                                             June 30,    June 30,   June 30,    June 30,  December 31,
                                                                 2003        2002       2003        2002          2002
                                                                    $           $          $           $             $
      Allowance for doubtful accounts
        Balance - beginning of period                             731         383        709         367           367
        Additions charged to expense, including effects of
           foreign exchange rate differences                       35         127        105         143           450
        Accounts receivable charged off, net recoveries          (166)         --       (214)         --          (108)
                                                            ----------------------------------------------------------
        Balance - end of period                                   600         510        600         510           709
                                                            ==========================================================
      Future income tax valuation allowance
        Balance - beginning of period                           4,107         479      4,107         479           479
        Additions to valuation allowance                           --          --         --          --         4,107
        Adjustments to valuation allowance, including
           effects of foreign exchange rate differences            --          --         --          --          (479)
                                                            ----------------------------------------------------------
        Balance - end of period                                 4,107         479      4,107         479         4,107
                                                            ==========================================================


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Stake Technology Ltd.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------
                                                        June 30,    December 31,
                                                            2003            2002
                                                               $               $

      Accrued payroll                                      1,939           1,235
                                                      ==========================

      Proforma data (unaudited)

      Condensed proforma income statement, as if the acquisitions of Opta, Wild West, Organic Kitchen, Simply Organic and Kettle Valley had occurred at the beginning of 2002, is as follows:

                              Three months ended        Six months ended    Year ended
                          ----------------------  ------------------------------------
                            June 30,    June 30,    June 30,    June 30,  December 31,
                                2003        2002        2003        2002          2002
                                   $           $           $           $             $

      Revenues                52,948      43,126      95,376      76,093       153,686
      Net earnings             2,396       2,112       3,522       2,223         4,875
      Earnings per share
            - Basic             0.06        0.05        0.08        0.05          0.12
            - Diluted           0.05        0.05        0.08        0.05          0.11

15.   Subsequent event note (financing) to come

      On August 11, 2003, the Company entered into a public offering in the United States and certain provinces of Canada to sell 7,000,000 common shares at $7.00 per common share, for gross proceeds of $49,000. The common shares were offered in the United States pursuant to a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission, which became effective on July 30, 2003. In connection with the offering, the Company also filed a preliminary short form prospectus in Canada on August 11, 2003 and a prospectus supplement in the United States on August 12, 2003. Transaction costs are expected to be approximately 5% of gross proceeds, including underwriters' commission. The Company has granted the underwriters an over-allotment of 500,000 shares expiring 30 days subsequent to the offering, for gross proceeds of up to $3,500.

      Concurrent with the offering described above, the Company entered into an agreement with a trust of which Mr. Stephen Bronfman, a director of the Company, is the beneficiary, whereby the Company will sell 285,714 common shares at $7.00 per common share for gross proceeds of $2,000, conditional upon the above referenced offering closing on or before August 31, 2003.

16.   Comparative balances

      Certain line items in the prior year consolidated balance sheet and prior years consolidated statements of earnings and consolidated statements of cash flows have been combined to achieve comparability to current year's presentation. The reclassifications of these prior year balances did not have a significant impact on the presentation of the consolidated financial statements.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

PART I - FINANCIAL INFORMATION

Item 2 -

Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

On August 11, 2003, the Company entered into a public offering in the United States and certain provinces of Canada to sell 7,000,000 common shares at $7.00 per common share, for gross proceeds of $49,000,000. The common shares were offered in the United States pursuant to a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission, which became effective on July 30, 2003. In connection with the offering, the Company also filed a preliminary short form prospectus in Canada on August 11, 2003 and a prospectus supplement in the United States on August 12, 2003. Transaction costs are expected to be approximately 5% of gross proceeds, including underwriters' commission. The Company has granted the underwriters an over-allotment of 500,000 shares expiring 30 days subsequent to the offering, for gross proceeds of up to $3,500,000.

Concurrent with the offering described above, the Company entered into an agreement with a trust of which Mr. Stephen Bronfman, a director of the Company, is the beneficiary, whereby the Company will sell 285,714 common shares at $7.00 per common share for gross proceeds of $2,000,000, conditional upon the above referenced offering closing on or before August 31, 2003.

On May 1, 2003, the Company acquired 100% of the outstanding shares of Integrated Drying Systems Inc. and its subsidiaries, Kettle Valley Dried Fruits Ltd. and Kettle Valley Dried Fruits Inc. (together Kettle Valley) for a total purchase consideration of $2,669,000. Consideration consisted of $874,000 in cash, a note payable of $820,000, interest at 5%, repayable semi-annually over five years, a note payable of $155,000, interest of 2.5% due in February 2004 and the issuance of 196,809 common shares for $820,000. Kettle Valley's results since the date of acquisition have been included in the Company's consolidated financial statements.

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

During the second quarter, due to the acquisition of Kettle Valley the Company increased its Canadian line of credit to CDN $7,500,000 from CDN $5,000,000.

In March 2003, Stake amended its financing arrangements. The amendment syndicated the financing arrangement to a group of banks which includes existing lenders and increased the term loan by $7,800,000 to $21,700,000 ($20,800,000 as at June 30, 2003). In addition, the U.S. line of credit facility was increased by $4,000,000 to $9,000,000. The Company used the incremental proceeds on the term loan, utilized the U.S. line of credit facility to the extent of $3,500,000 and utilized $3,886,000 of cash on hand to repay the tender facility which had been obtained to finance the acquisition of Opta Food Ingredients, Inc. The term loan is repayable in quarterly installments and is intended to amortize the debt over seven years. The term loan has a two year maturity at which point the facility is renewable at the option of the lender and Stake. Stake fully expects to renew this facility.

Operations For the Three Months Ended June 30, 2003 Compared With the Three Months Ended June 30, 2002

Consolidated

Revenues in the three months ended June 30, 2003 increased by 67.8% or $21,263,000 to $52,641,000 from $31,378,000 in the three months ended June 30,
2002. Net earnings for the three months ended June 30, 2003 were $2,396,000 or $0.06 per basic common share compared to $1,704,000 or $0.04 per basic common share for the three months ended June 30, 2002. The increase in revenues is due to an increase in grain sales of $6,804,000, an increase in sales of aseptic packaged product of $1,766,000, the acquisition of Opta in December of 2002 of $8,318,000, the acquisitions of Organic Kitchen, Wild West and Simply Organic in the latter part of 2002 and Kettle Valley in May


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q
of 2003, totalling $5,977,000 and an increase in other revenues of $35,000, partially offset by decreases in certain toll processing revenues of $776,000 and a decrease in soy concentrate revenues of $861,000 due to timing and customer mix.

Net earnings before income taxes in the three month period ended June 30, 2003 were $3,165,000, compared to $2,470,000 over the same period in 2002, an increase of $695,000 or 28.1%. The increase is primarily attributable to improved volumes and margins in aseptic packaged products of $571,000, an increase in margins as a result of the increase in grain sales of $283,000, a gain on the sale of non-core property of $134,000 and earnings resulting from the acquisitions noted above of $746,000. Significant offsetting factors include a reduction of $382,000 in margin due to weak abrasive sales in the U.S. East coast, a reduction on certain toll processing margins of $252,000 due to the shortage in volume noted above, a reduction in the foreign exchange gain as a result of fluctuations in the Canadian dollar of $212,000 and an increase in borrowing costs of $187,000.

Net earnings for the three months ended June 30, 2003 increased by $692,000 over the same period in 2002 as a result of the factors noted above, in addition to a reduction in the effective income tax rate in the second quarter of 2003 to 24.3% from 31.0% in the same period in 2002. The decrease reflects the deduction of share issue costs, the recognition of certain loss carry-forwards and the implementation of tax planning strategies.

U.S. readers should note that due to differences between Canadian and U.S. GAAP, the earnings for the three months ended June 30, 2003 under U.S. GAAP are $2,448,000 or $0.06 per basic common share versus $1,538,000 or $0.04 per basic common share in the same period in 2002. Note 14 to the consolidated financial statements itemizes these differences.

Cost of goods sold increased by 67.8% to $43,536,000 for the three months ended June 30, 2003 compared to $25,942,000 for the three months ended June 30, 2002. The increasing factors are consistent with the revenue factors noted above.

The Company's consolidated gross margin of 17.3% for the three months ended June 30, 2003 was consistent with the same period in 2002. Improvements attributable to higher margins in the businesses acquired in 2002 and 2003 and improvements in efficiencies and volumes at the Company's aseptic packaging operation, were offset by the significant increase in grain sales, a lower margin business averaging less than 10% in gross margin.

Selling, general and administrative expenses increased to $5,874,000 or 11.2% of revenues in the three months ended June 30, 2003 compared to $3,223,000 or 10.3% of revenues for the three months ended June 30, 2002. The increase in administrative costs is mainly due to the acquisitions completed in 2002 and 2003 of $2,561,000, and additional amortization charges related to deferred bank financing costs of $81,000.

Interest expense increased to $493,000 in the three months ended June 30, 2003 from $306,000 in the three months ended June 30, 2002. The increase in borrowing costs reflects the increase in borrowings to support the acquisitions completed in 2002 and 2003.

Interest and other income increased to $173,000 in the three months ended June 30, 2003 from $97,000 in the three months ended June 30, 2002, primarily due to a gain on sale of non-core property of $134,000, offset by a decrease in interest income as a result of lower cash and short term investment balances versus the prior year.

Foreign exchange gain decreased to $254,000 from $466,000 in the same period in 2002 as a result of fluctuations in the Canadian dollar.

The provision for income taxes reflects the Company's estimated effective tax rate in fiscal 2003 of 26.1%.

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


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Food Group

Revenues in the Food Group were $45,901,000 in the three months ended June 30, 2003 versus $24,585,000 in the same period in 2002. The increase of $21,316,000 or 86.7% in Food Group revenues was due to an increase in grain sales of $6,804,000, an increase in sales of aseptic packaged product of $1,766,000, the acquisition of Opta in December of 2002 of $8,318,000, the acquisitions of Organic Kitchen, Wild West, Simply Organic and Kettle Valley, totalling $5,977,000, partially offset by decreases in certain toll processing revenues of $776,000, and a decrease in soy concentrate revenues as a result of customer mix of $861,000. The increase in Food Group revenues as a percentage of consolidated revenues reflects the Company's focus on the natural and organic food markets through internal growth projects and acquisitions.

Gross profit in the Food Group increased by $4,135,000 in the three months ended June 30, 2003 to $7,661,000 or 16.7% of revenues compared to $3,526,000 or 14.3%
of revenues in the same period in 2002. The increase in gross margin reflects the higher gross margins of the acquired businesses and improvements in efficiencies and volumes at the Company's aseptic packaging operation, partially offset by the significant increase in grain sales, a lower margin business.

Selling, general and administrative expenses increased to $4,353,000 in the three months ended June 30, 2003 versus $1,797,000 in the three months ended June 30, 2002. The increase of $2,835,000 is due primarily to acquisitions completed in 2002 and 2003 of $2,561,000.

Interest expense increased to $317,000 in the three months ended June 30, 2003 from $223,000 in the three months ended June 30, 2002, primarily as a result of the acquisitions completed in 2002 and 2003.

Net earnings in the Food Group were $2,251,000 in the three months ended June 30, 2003 compared to net earnings of $1,074,000 in the three months ended June 30, 2002 due to the factors noted above.

Environmental Industrial Group

Revenues in the Environmental Industrial Group were $6,664,000 for the three months ended June 30, 2003, compared to $6,718,000 in 2002. Improved abrasive and mineral sales from the Canadian operations of $395,000 were offset by weak abrasive sales in the U.S. East coast as a result of the continuing war efforts in the Middle East of $617,000. Specialty sands revenues including water filtration sands and garnets improved by $157,000 over the same period in 2002.

Gross profit in the Environmental Industrial Group was $1,368,000 in the three months ended June 30, 2003 versus $1,835,000 in the three months ended June 30, 2002. As a percentage of revenues, gross margin decreased to 20.5% in the three months ended June 30, 2003 from 27.3% in the three months ended June 30, 2002. The decrease in margin is partially due to the shift in revenues to the Canadian operations, which have inherently lower margins, and a reallocation of certain plant operating costs from selling, general and administrative expenses to cost of goods sold in 2003 of approximately $159,000 (after adjustment for the reallocation, 2002 gross margin was 24.9%).

Selling, general and administrative expenses decreased to $493,000 in the three months ended June 30, 2003 from $779,000 in the three months ended June 30, 2002, primarily due to the allocation noted above of $159,000, and net cost reduction programs implemented throughout the Group of $127,000.

Interest expense increased to $91,000 in the three months ended June 30, 2003 from $83,000 in the three months ended June 30, 2002, mainly due to cash utilization as a result of payments made as part of the acquisition of Virginia Materials in 2001.

Net earnings were $677,000 in the three months ended June 30, 2003 versus $630,000 in the three months ended June 30, 2002.

Steam Explosion Technology Group

Revenues of $76,000 for the three months ended June 30, 2003 (2002 - $75,000) were primarily derived from licence fees.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Selling, general and administrative expenses were $107,000 for the three months ended June 30, 2003 compared to $98,000 for the same period in 2002. These costs reflect payroll and related expenses required to manage and maintain the business.

Net loss for the period was $24,000, which is consistent with the same period in 2002.

Corporate Activities

Selling, general and administration expenses were $922,000 in the three months ended June 30, 2003 compared to $549,000 in the three months ended June 30, 2002. The increase of $373,000 reflects the additional amortization of deferred bank financing charges of $82,000, and an increase in other administrative costs $291,000 including public company, insurance and professional fees.

Operations For the Six Months Ended June 30, 2003 Compared With the Six Months Ended June 30, 2002

Consolidated

Revenues in the first six months of 2003 increased by 72.1% or $39,391,000 to $94,052,000 from $54,661,000 in the first six months of 2002, and the Company's net earnings for the first six months in 2003 were $3,460,000 or $0.08 per basic common share compared to $1,727,000 or $0.04 per basic common share for the first six months of 2002. The increase in revenues is due to an increase in grain sales of $10,874,000, an increase in sales of aseptic packaged product of $4,705,000, the acquisition of Opta in December of 2002 of $15,424,000, the acquisitions of Organic Kitchen, Wild West, Simply Organic and Kettle Valley, totalling $10,07l,000 and an increase in other revenues of $307,000, partially offset by decreases in certain toll processing revenues of $1,990,000.

Net earnings before income taxes in the six month period ended June 30, 2003 were $4,685,000, compared to $2,477,000 over the same period in 2002, an increase of $2,208,000 or 89.1%. The increase is primarily attributable to improved volumes and margins in aseptic packaged products of $1,708,000, an increase in margins as a result of the increase in grain sales of $277,000, earnings derived from the acquisitions noted above of $1,104,000 and an increase in the foreign exchange gain as a result of the appreciation in the Canadian dollar of $135,000. Significant offsetting factors include a reduction in certain toll processing margins of $679,000 due to the shortage in volume noted above, and an increase in administrative and other costs of $337,000, excluding acquisitions.

Net earnings for the six months ended June 30, 2003 increased by $1,733,000 over the same period in 2002 as a result of the factors noted above, in addition to a reduction in the effective income tax rate to 26.1% in 2003 from 30.3% in 2002.

U.S. readers should note that due to differences between Canadian and U.S. GAAP, the earnings for the six months ended June 30, 2003 under U.S. GAAP are $3,578,000 or $0.08 per basic common share versus $1,528,000 or $0.04 per basic common share in the same period in 2002. Note 14 to the consolidated financial statements itemizes these differences.

Cost of goods sold increased by 69.5% to $77,829,000 for the six months ended June 30, 2003 compared to $45,921,000 for the six months ended June 30, 2002. The increasing factors are consistent with the revenue factors noted above.

The Company's consolidated gross margin increased to 17.2% of revenue for the six months ended June 30, 2003 versus 16.0% of revenues in the six months ended June 30, 2002. The improvement in gross margin is attributable to the higher gross margins in the businesses acquired in 2002 and 2003 and improvements in efficiencies and volumes at the Company's aseptic packaging operation, offset by the significant increase in grain sales, a lower margin business averaging less than 10% in gross margin.

Selling, general and administrative expenses increased to $11,359,000 or 12.1% of revenues in the six months ended June 30, 2003 compared to $6,174,000 or 11.3% of revenues for the six months ended June 30, 2002. The increase in administrative costs is mainly due to the acquisitions completed in 2002 and 2003 of $4,647,000, incremental legal costs of $150,000 related to the Company's legal proceeding against a former supplier for failure to adhere to the terms of a supply contact, as detailed in Part II - Other Information, additional amortization charges related to deferred bank financing costs of $150,000 and incremental administrative costs applicable to managing a growing public company.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Interest expense increased to $984,000 in the six months ended June 30, 2003 from $726,000 in the six months ended June 30, 2002. The increase in borrowing costs reflects the increase in borrowings to support the acquisitions completed in 2002 and 2003.

Interest and other income increased to $210,000 in the six months ended June 30, 2003 from $203,000 in the six months ended June 30, 2002, primarily due to a gain on sale of non-core property of $134,000, offset by a decrease in interest income as a result of lower cash and short term investment balances versus the prior year.

Foreign exchange gain increased to $595,000 from $460,000 in the same period in 2002 as a result of the appreciation of the Canadian dollar.

The provision for income taxes in the first three months of 2003 reflects the Company's estimated effective tax rate in 2003 of 26.1% due to the aforementioned factors.

Segmented Operations Information

Food Group

The Food Group contributed $81,685,000 or 87.0% of total Company consolidated revenues in the first six months of 2003 versus $42,676,000 or 78.0% in the same period in 2002. The increase of $39,009,000 or 91.4% in Food Group revenues was due to an increase in grain sales of $10,874,000, an increase in sales of aseptic packaged product of $4,705,000, the acquisition of Opta in December of 2002 of $15,424,000, the acquisitions of Organic Kitchen, Wild West and Simply Organic in the latter part of 2002 and Kettle Valley in May of 2003, totalling $10,071,000, partially offset by decreases in certain toll processing revenues of $1,990,000 and a net decrease in other revenues of $75,000.

Gross profit in the Food Group increased by $7,960,000 in the six months ended June 30, 2003 to $13,486,000 or 16.5% of revenues compared to $5,526,000 or
13.0% of revenues in the same period in 2002. The increase in gross margin reflects the higher gross margins of the acquired businesses and improvements in efficiencies and volumes at the Company's aseptic packaging operation, partially offset by the significant increase in grain sales, a lower margin business.

Selling, general and administrative expenses increased to $8,468,000 in the six months ended June 30, 2003 versus $3,474,000 in the six months ended June 30, 2002. The increase of $4,994,000 is due primarily to acquisitions completed in 2002 and 2003 of $4,647,000 and legal costs of $150,000 associated with an action against a former supplier for failure to adhere to the terms of a supply contact, as detailed in Part II - Other Information.

Interest expense increased to $704,000 in the six months ended June 30, 2003 from $593,000 in the six months ended June 30, 2002, primarily as a result of the acquisitions completed in 2002 and 2003.

Net earnings in the Food Group were $3,177,000 in the six months ended June 30, 2003 compared to net earnings of $1,076,000 in the six months ended June 30, 2002 due to the factors noted above.

Environmental Industrial Group

The Environmental Industrial Group contributed $12,064,000 or 12.8% of the total Company consolidated revenues in the first six months of 2003, compared to $11,859,000 or 21.7% in 2002. Improved abrasive and mineral sales from the Canadian operations of $524,000 were offset by weak abrasive sales in the U.S. East coast as a result of the continuing war efforts in the Middle East of $477,000. Specialty sands revenues, including coated sands, water filtration sands and garnets improved by $154,000 over the same period in 2002.

Gross profit in the Environmental Industrial Group was $2,434,000 in the six months ended June 30, 2003 versus $3,063,000 in the six months ended June 30, 2002. As a percentage of revenues, gross margin decreased to 20.2% in the first six months of 2003 from 25.8% in the first six months of 2002. The decrease in margin is partially due to the shift in revenues to the Canadian operations, which have inherently lower margins, and a reallocation of certain plant operating costs from selling, general and administrative expenses to cost of goods sold in 2003 of approximately $330,000 (after adjustment for the reallocation, 2002 gross margin was 23.1%).


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Selling, general and administrative expenses decreased to $1,029,000 in the six months ended June 30, 2003 from $1,508,000 in the six months ended June 30, 2002, primarily due to the allocation noted above of $330,000, and net cost reduction programs implemented throughout the Group of $149,000.

Interest expense increased to $181,000 in the first six months of 2003 from $136,000 in the first six months of 2002, mainly due to cash utilization as a result of payments made as part of the acquisition of Virginia Materials in 2001.

Net earnings were $962,000 in the six months ended June 30, 2003 versus $894,000 in the six months ended June 30, 2002.

Steam Explosion Technology Group

Revenues of $304,000 for the six months ended June 30, 2003 (2002 - $150,000) were primarily derived from licence fees. The increase in 2003 over the prior year is primarily derived from the recognition of $150,000 in license fees relating to 2002 in 2003.

Selling, general and administrative expenses were $173,000 for the first six months of 2003 compared to $155,000 for the same period in 2002. These costs reflect payroll and related expenses required to manage and maintain the business.

Net earnings were $89,000 compared to a net loss of ($13,000) in the same period in 2002.

Corporate Activities

Selling, general and administration expenses were $1,689,000 in the six months ended June 30, 2003 compared to $1,067,000 in the six months ended June 30, 2002. The increase of $622,000 reflects the additional amortization of deferred bank financing charges of $150,000, an increase in costs related to the administration of a growing public company of $220,000 and an increase in insurance and professional fees of $252,000.

Liquidity and Capital Resources at June 30, 2003

Current assets

Cash and cash equivalents decreased to $2,649,000 at June 30, 2003 (December 31, 2002 - $7,012,000), primarily due to the repayment of the tender facility in March 2003.

The short term investments held at December 31, 2002 of $2,038,000 consisted of short-term money market investments with maturity dates greater than 90 days from acquisition, obtained in the acquisition of Opta. These short term investments matured prior to June 30, 2003.

Trade accounts receivable increased to $21,316,000 at June 30, 2003 from $18,144,000 at December 31, 2002. Trade receivables at June 30, 2003 attributable to the Food Group were $16,811,000 (December 31, 2002 - $14,889,000). Trade receivables in the Environmental Industrial Group were $4,183,000 (December 31, 2002 - $3,255,000). The increases in trade account receivables in the Food Group and the Environmental Industrial Group are consistent with the increase in sales in the respective Groups, as a result of seasonality and acquisitions. The Steam Explosion Technology Group has a receivable of $322,000 related to the license fee revenues (December 31, 2002 - $nil).

The note receivable of $354,000 (December 31, 2002 - $1,034,000) and the product rebate payable in long-term payables of $1,394,000 (December 31, 2002 - $1,330,000) are related to an agreement with a major European based company to supply product. This agreement required the Food Group to expand a food processing plant to the customer's specifications, which was completed in 2001. In accordance with the terms of the agreement, the customer pays 36 monthly instalments of $119,000. The agreement also requires the Company to provide the customer with a product rebate beginning October 2003 until $1,720,000 is repaid. Upon the application of purchase accounting in 2000, both the receivable and payable were fair valued using a discount rate of 9.5 %.

Inventories increased $903,000 to $23,892,000 at June 30, 2003 from $22,989,000 at December 31, 2002. The Food Group accounts for $18,881,000 of the consolidated balance (December 31, 2002 - $18,492,000) and the Environmental Industrial Group accounts for $5,011,000 (December 31, 2002 - $4,497,000). The Steam Explosion


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Technology Group is not required to carry significant inventories. The higher inventories balance in the Food Group is primarily due to the acquisition of Kettle Valley. The increase in inventories in the Environmental Industrial Group is due to timing of supply shipments. In order to achieve more efficient and competitive cost structures, inventories are purchased in large quantities less frequently, and therefore timing of these shipments can result in significant fluctuations from quarter to quarter.

Prepaid expenses and other current assets increased to $2,254,000 at June 30, 2003 from $958,000 at December 31, 2002. The increase is mainly due to an increase in prepaid insurance as a result of policy renewals in the first six months, receivables from the sale of non-core properties and the acquisition of Kettle Valley.

Property, plant and equipment

In the first six months of 2003, the Company expended $2,480,000 (June 30, 2002
- $2,152,000) on property, plant and equipment, of which, the Food Group comprised of $2,112,000. Key projects in the period included the micro filter sweetener project at the Group's operation in Alexandria, MN and the expansion of the grain cleaning and transfer system in Hope, MN. During the first six months of 2003, $327,000 was expended by the Environmental Industrial Group on general additions, betterments and replacements and $41,000 was spent by the Steam Explosion Technology Group and the Corporate Office on computer equipment and furniture.

Goodwill and intangibles

Goodwill and intangibles increased to $17,250,000 at June 30, 2003 from $14,992,000 at December 31, 2002. The increase is due to the acquisition of Kettle Valley of $1,564,000, a foreign exchange valuation increase of Canadian goodwill and intangibles of $710,000, less amortization of $8,000.

Future income taxes

The future income tax asset relates primarily to loss carry-forwards recorded on the acquisition of Opta Food Ingredients, Inc., loss carry-forwards in Canada and scientific research and development credits available in Canada.

Other assets

Other assets decreased to $985,000 at June 30, 2003 from $1,080,000 at December 31, 2003, due in most part to amortization of pre-operating costs and financing fees of $331,000, offset by the capitalization of $250,000 in bank financing fees.

Current liabilities

Bank indebtedness at June 30, 2003 was $10,152,000 (December 31, 2002 - $3,963,000). The increase relates primarily to the utilization of the line of credit facilities to repay the tender facility in March 2003, of $3,500,000, $190,000 due to the acquisition of Kettle Valley and addition of their third facility and the balance to support ongoing business growth.

Accounts payable and accrued liabilities increased to $20,098,000 at June 30, 2003 from $19,664,000 at December 31, 2002. The increase is primarily due to the acquisition of Kettle Valley and the increase in current supplier payables as a result of the increase in operations, partially offset by the payment of deferred payments to grain suppliers at December 31, 2002, and the disbursement of acquisition based accruals.

Customer deposits of $118,000 at June 30, 2003 (December 31, 2002 - $421,000)
relate to cash deposits made by Food Group customers for purchases made throughout the growing season in 2003. No recognition of revenue or accrual of costs is booked on these transactions until the goods are shipped. Deposits decrease during the planting season as customers purchase seeds and agronomy products.

Long term debt

At June 30, 2003, the Company's long-term debt, including current portion, is $27,280,000, a net decrease of $9,469,000 from December 31, 2002. The decrease relates primarily to the repayment of the tender facility of $15,186,000 and certain other term debt, offset by the increase in the term debt facility of $7,800,000 as a result of the refinancing completed in March 2003, and the note payable to the former shareholders of Kettle Valley of $820,000.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Long-term payables

The Company had deferred purchase consideration of $420,000 at June 30, 2003 (December 31, 2002 - $667,000) related to the acquisition of Virginia Materials. The deferred purchase consideration is paid on the purchase of the vendor's inventory as acquired by the Company. It is expected that it will take approximately 3 to 4 months from June 30, 2003 to satisfy this liability.

The Preference Shares of subsidiary companies were reduced to $160,000 from $291,000 as a result of regularly scheduled repurchases in the quarter and an additional repurchase of preferred shares related to a settlement with a former director relating to certain actions taken while he was the president of an operating division.

Payables to former shareholders of acquired companies decreased by $1,987,000 to $688,000 at June 30, 2003. The reduction is due primarily to the payment for the untendered shares of the former shareholders of Opta, in addition to payments related to the acquisition of Virginia Materials, offset by a note payable to former shareholders of Kettle Valley of $165,000 ($155,000 at acquisition plus foreign exchange valuation of $10,000).

Cash flow

For the six months ended June 30, 2003, cash flow provided by operations before working capital changes was $6,104,000, an increase of 84% from $3,324,000 in the same period in 2002. The increase is due primarily to improvements in earnings and higher amortization charges in the first six months of 2003 versus 2002.

Cash flow provided by operations after working capital changes was $1,532,000 for the six months ended June 30, 2003 (June 30, 2002 - ($1,058,000)), reflecting the utilization of funds for non-cash working capital of ($4,572,000) (June 30, 2002 - ($4,382,000)). This utilization consists principally of an increase in accounts receivable of ($2,905,000), an increase in prepaid expenses and other current assets of ($998,000), a decrease in inventories of ($479,000), a decrease in customer deposits of ($303,000), offset by an increase in accounts payable and accrued liabilities of $113,000. The working capital deficiencies in the first six months are comparable to the same period in the prior year, which reflects the impact of seasonality of the business on working capital, including the purchase and payment method with grain suppliers in the Food Group, the growth in the operations and the economic market seasonality in the Environmental Industrial Group.

Cash used in investing activities was ($2,491,000). The Company sold its short term investments for proceeds of $2,038,000 (June 30, 2002 - $6,307,000) and received payments on a note receivable of $716,000 (June 30, 2002 - $714,000), partially offset by acquisitions of property, plant and equipment of ($2,480,000) (June 30, 2002 - ($2,152,000)), and payment for the acquisition of companies of ($2,744,000) (June 30, 2002 - ($507,000)).

Cash used in financing activities was ($3,514,000) in the six months ended June 30, 2003 (June 30, 2002 - $1,230,000), which consists primarily of an increase in bank indebtedness of $5,719,000 (June 30, 2002 - $1,665,000), proceeds from the issuance of common shares of $1,930,000 (June 30, 2002 - $388,000), offset by net debt repayments of ($10,535,000) (June 30, 2002 - ($912,000)), deferred purchase consideration payments of ($247,000) (June 30, 2002 - ($432,000)) and financing costs of ($250,000) (June 30, 2002 - ($509,000)).

Item 3 -Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the Company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash equivalents and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. At June 30, 2003 the Company had no short term investments.

Debt in both fixed rate and floating rate interest carry varying degrees of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As of June 30, 2003, the weighted average interest rate of the fixed rate term debt including the convertible debenture was 8.4% and $6,480,000 of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $20,800,000 at an interest rate of 3.70% is outstanding at June 30, 2003. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including the interest rate spread between


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q
variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company's ability to manage the business with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates, the Company's after-tax earnings would decrease (increase) by approximately $154,000. Given the short duration of fixed rate debt, changes in interest rates would have a negligible affect on fixed rate debt valuations.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency, and since January 1, 2002, the United States dollar has been the Company's reporting currency. Canadian subsidiaries and corporate office use the Canadian dollar as their functional currency. The subsidiaries are subject to risks typical of multi-jurisdiction businesses, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. During the first quarter, the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from CDN $1.5776 at December 31, 2002 to CDN $1.3475 at June 30, 2003 for each U.S. dollar. The net effect of this appreciation has been a $595,000 exchange gain and a $2,062,000 increase in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company's net assets by $2,164,000. Changes would flow through the Company's cumulative translation adjustment account in shareholders' equity for self sustaining operations and through the statement of earnings for integrated operations.

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

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At June 30, 2003, the Company owned 81,743 bushels of corn with a weighted average price of $2.18 and 295,864 bushels of soy beans with a weighted average price of $7.14. The Company has at June 30, 2003 net long positions on corn and soy beans of 5,351 bushels and 266 bushels, respectively. Therefore, a change in the commodity prices would not have a material impact on the Company. There are no futures contracts in the Environmental Industrial Group or the Steam Explosion Technology Group or related to Corporate activities.

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods. During the period covered by this report, there have been no changes in internal controls, or other factors that have materially affected, or are reasonably likely to material to affect, the Company's internal controls over financial reporting.


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

The Food Group continues to pursue a suit against a former supplier for failure to adhere to the terms of a contract. The Company and its legal counsel believe that this claim has merit. The Company has ceased co-packing arrangements under the existing contract and has commenced packing under separate arrangements. It cannot, however, be determined if there will be any recovery by the Company at this time and the Group is expensing the costs of pursuing this suit on a monthly basis. Other than this action, the Group has not been and is not currently party to any material litigation other than stated above.

The supplier has counter-sued the Company for breach of contract. The Company believes this suit is without merit.

Item 2. Changes in securities and use of proceeds - Not applicable

Item 3. Defaults on senior securities - Not applicable

Item 4. Submission of matters to a vote of security holders

The Company's Annual and Special Meeting of Shareholders was held in Toronto on June 18, 2003.

The following persons were elected to serve as directors of the Company until the next Annual Meeting of Shareholders or until their successors are elected:
Jeremy N. Kendall (33,057,304 votes "FOR", 90,270 votes "WITHHELD"); Cyril A. Ing (33,126,924 votes "FOR", 20,650 votes "WITHHELD"); Joseph Riz (33,125,499 votes "FOR", 22,075 votes "WITHHELD"); James Rifenbergh (33,125,849 votes "FOR", 21,725 votes "WITHHELD"); Allan Routh (33,050,554 votes "FOR", 97,020 votes "WITHHELD"); Dennis Anderson (31,353,644 votes "FOR", 1,793,930 votes "WITHHELD"); Katrina Houde (33,124,624 votes "FOR", 22,950 votes "WITHHELD"); Camillo Lisio (33,124,849 votes "FOR", 22,725 votes "WITHHELD"); Stephen Bronfman (31,345,069 votes "FOR", 1,802,505 votes "WITHHELD"); and Robert Fetherstonhaugh (33,053,479 votes "FOR", 94,095 votes "WITHHELD").

In addition to the election of directors, the following matters were voted upon:

1. The appointment of PricewaterhouseCoopers LLP as auditors for the Company for 2003. There were 33,086,074 shares voted "FOR" the appointment, 38,950 shares voted "AGAINST" the appointment and 22,550 shares "ABSTAINED".

2. An amendment to the Company's Articles to change the Company's name to "SunOpta Inc.". There were 32,323,732 shares voted "FOR" the amendment; 753,867 shares voted "AGAINST" the amendment; and 69,975 shares "ABSTAINED".

3. The adoption of the Company's Employee Stock Purchase Plan. There were 24,634,599 shares voted "FOR" the adoption of the Plan; 573,946 shares voted "AGAINST" the adoption of the Plan; and 194,436 shares "ABSTAINED".

Item 5. Other - Not applicable


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits -

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  STAKE TECHNOLOGY LTD.
                                                  (Registrant)


                                                  /s/ Steven R.  Bromley
Date  August 14, 2003
                                                  Stake Technology Ltd.
                                                  by Steven R. Bromley
                                                  Executive Vice President
                                                  & Chief Financial Officer


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q

                                  EXHIBIT INDEX

Exhibit No.                                                             Page No.
-----------                                                             --------

31.1         Certification of Chief Executive Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002                40

31.2         Certification of Chief Financial Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002                41

32.1         Certification of Chief Executive Officer and Chief
             Financial Officer Pursuant to 18 U.S.C. Section 1350,
             as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002                                                  42


--------------------------------------------------------------------------------
STAKE TECHNOLOGY LTD.                                         June 30, 2003 10-Q