Form 10-Q
period 2003-09-30
SUNOPTA INC
filed 2003-11-07
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003
                           Commission File No. 0-9989

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                  SunOpta Inc.
             (Exact name of registrant as specified in its charter)

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

                                 Yes |X| No |_|

At November 6, 2003 registrant had 52,578,460 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $317,233,375. The Company's common shares are traded on the Nasdaq Smallcap Market tier of the Nasdaq Stock Market under the symbol STKL and The Toronto Stock Exchange under the symbol SOY.

There are 42 pages in the September 30, 2003 10-Q and the index follows the cover page.

--------------------------------------------------------------------------------

SUNOPTA INC.

                                    FORM 10-Q
                               September 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

            Consolidated Balance Sheets as at September 30, 2003 and December 31, 2002.

            Consolidated Statements of Retained Earnings for the nine months ended September 30, 2003 and 2002, and the year ended December 31, 2002.

            Consolidated Statements of Earnings for the three and nine months ended September 30, 2003 and 2002.

            Consolidated Statements of Cash Flow for the three and nine months ended September 30, 2003 and 2002.

            Condensed Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

            All financial information is expressed in United States Dollars The closing rate of exchange on September 30, 2003 was CDN $1 = U.S. $0.7408


--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1 -

                        Consolidated Financial Statements
                    (Expressed in thousands of U.S. dollars)

                                  SunOpta Inc.

                  For the Nine Months Ended September 30, 2003

SunOpta Inc.
Consolidated Balance Sheets
As at September 30, 2003 and December 31, 2002
Unaudited
(Expressed in thousands of U.S. dollars)

-----------------------------------------------------------------------------------------

                                                             September 30,   December 31,
                                                                      2003           2002
                                                                         $              $
-----------------------------------------------------------------------------------------
Assets

Current assets
Cash and cash equivalents                                           38,892          7,012
Short-term investments                                                  --          2,038
Accounts receivable - trade                                         23,520         18,144
Note receivable                                                         --          1,034
Inventories (note 4)                                                24,005         22,989
Prepaid expenses and other current assets                            1,965            958
Future income taxes                                                     --            115
                                                               --------------------------

                                                                    88,382         52,290

Property, plant and equipment, net                                  40,055         37,033
Goodwill and intangibles, net                                       17,220         14,992
Future income taxes                                                 11,440          9,892
Other assets (note 5)                                                  813          1,080
                                                               --------------------------

                                                                   157,910        115,287
                                                               ==========================
Liabilities

Current liabilities
Bank indebtedness                                                       --          3,963
Accounts payable and accrued liabilities                            18,103         19,664
Customer and other deposits                                            608            421
Current portion of long-term debt (note 6)                           2,769         11,650
Current portion of long-term payables (note 7)                         872          3,458
                                                               --------------------------

                                                                    22,352         39,156

Long-term debt (note 6)                                             19,095         25,099
Long-term payables (note 7)                                          1,454          1,505
                                                               --------------------------

                                                                    42,901         65,760
                                                               --------------------------
Shareholders' Equity (note 10)

Capital stock (note 8)                                              95,786         38,020
Authorized
   Unlimited common shares without par value
Issued
  52,325,281 (December 31, 2002 - 41,984,118) common shares
Contributed surplus                                                  2,968          2,914
Retained earnings                                                   13,030          7,470
Currency translation adjustment                                      3,225          1,123
                                                               --------------------------

                                                                   115,009         49,527
                                                               --------------------------

                                                                   157,910        115,287
                                                               ==========================

Commitments and contingencies (note 12)

          (See accompanying notes to consolidated financial statements)

SunOpta Inc.
Consolidated Statements of Retained Earnings
For the nine months ended September 30, 2003 and 2002 and the year ended December 31, 2002 Unaudited
(Expressed in thousands of U.S. dollars)

-----------------------------------------------------------------------------------------------------
                                                                   Nine months ended       Year ended
                                                                   -----------------       ----------
                                                      September 30,    September 30,     December 31,
                                                               2003             2002             2002
                                                                  $                $                $
-----------------------------------------------------------------------------------------------------
Retained Earnings - Beginning of the Year                     7,470            3,704            3,704

Net earnings for the period                                   5,560            3,254            3,766
                                                         --------------------------------------------

Retained Earnings - End of Period                            13,030            6,958            7,470
                                                         ============================================

          (See accompanying notes to consolidated financial statements)

SunOpta Inc.
Consolidated Statements of Earnings
For the three months ended September 30, 2003 and 2002
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

-------------------------------------------------------------------------------------

                                                    September 30,       September 30,
                                                             2003                2002
                                                                $                   $
-------------------------------------------------------------------------------------
Revenues                                                   50,384              32,800

Cost of goods sold                                         41,404              27,510
                                                     --------------------------------

Gross profit                                                8,980               5,290

Selling, general and administrative expenses                5,887               3,240
                                                     --------------------------------

Earnings before the following                               3,093               2,050

Interest expense                                             (680)               (302)
Interest and other income                                     201                  30
Foreign exchange  loss                                       (171)               (322)
                                                     --------------------------------
                                                             (650)               (594)
                                                     --------------------------------

Earnings before income taxes                                2,443               1,456

Provision for (recovery of) income taxes                      343                 (71)
                                                     --------------------------------

Net earnings for the period                                 2,100               1,527
                                                     ================================

Net earnings per share for the period (note 9)

   - Basic                                                   0.05                0.04
                                                     ================================

   - Diluted                                                 0.04                0.04
                                                     ================================

          (See accompanying notes to consolidated financial statements)

SunOpta Inc.
Consolidated Statements of Earnings
For the nine months ended September 30, 2003 and 2002
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------------
                                                     September 30,       September 30,
                                                              2003                2002
                                                                 $                   $
--------------------------------------------------------------------------------------
Revenues                                                   144,436              87,461

Cost of goods sold                                         119,232              73,431
                                                     ---------------------------------

Gross profit                                                25,204              14,030

Selling, general and administrative expenses                17,247               9,446
                                                     ---------------------------------

Earnings before the following                                7,957               4,584

Interest expense                                            (1,664)             (1,030)
Interest and other income                                      411                 238
Foreign exchange gain                                          425                 140
                                                     ---------------------------------
                                                              (828)               (652)
                                                     ---------------------------------

Earnings before income taxes                                 7,129               3,932

Provision for income taxes                                   1,569                 678
                                                     ---------------------------------

Net earnings for the period                                  5,560               3,254
                                                     =================================

Net earnings per share for the period (note 9)

   - Basic                                                    0.13                0.08
                                                     =================================

   - Diluted                                                  0.12                0.08
                                                     =================================

          (See accompanying notes to consolidated financial statements)

SunOpta Inc.
Consolidated Statements of Cash Flow
For the three months ended September 30, 2003 and 2002
Unaudited
(Expressed in thousands of U.S. dollars)

----------------------------------------------------------------------------------------------------------

                                                                          September 30,      September 30,
                                                                                   2003               2002
                                                                                      $                  $
----------------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                                                       2,100              1,527
Items not affecting cash
       Amortization                                                               1,331              1,054
       Future income taxes                                                         (867)              (498)
       Other                                                                        354                 85
                                                                           -------------------------------

                                                                                  2,918              2,168

Changes in non-cash working capital (note 11)                                    (3,992)            (1,574)
                                                                           -------------------------------

                                                                                 (1,074)               594
                                                                           -------------------------------
Investing activities
Acquisition of businesses, net of cash acquired                                    (150)              (573)
Acquisition of property, plant and equipment                                     (1,298)              (903)
Proceeds from note receivable                                                       358                331
Other                                                                               220                364
                                                                           -------------------------------

                                                                                   (870)              (781)
                                                                           -------------------------------
Financing activities
Decrease in bank indebtedness                                                   (10,004)            (1,407)
Repayment of term debt facilities                                                (5,674)              (297)
Repayment of deferred purchase consideration                                       (243)              (322)
Proceeds from the issuance of common shares, net of issuance costs               54,098              1,444
Financing costs                                                                     (93)                --
Purchase and redemption of Preference Shares of subsidiary companies                 (8)                (5)
                                                                           -------------------------------

                                                                                 38,076               (587)

Foreign exchange gain (loss) on cash held in a foreign currency                     111                (65)
                                                                           -------------------------------

Increase (decrease) in cash and cash equivalents during the period               36,243               (839)

Cash and cash equivalents - Beginning of the period                               2,649              7,647
                                                                           -------------------------------

Cash and cash equivalents - End of the period                                    38,892              6,808
                                                                           ===============================

See note 11 for supplemental cash flow information

          (See accompanying notes to consolidated financial statements)

SunOpta Inc.
Consolidated Statements of Cash Flow
For the nine months ended September 30, 2003 and 2002
Unaudited
(Expressed in thousands of U.S. dollars)

-----------------------------------------------------------------------------------------------------------

                                                                          September 30,       September 30,
                                                                                   2003                2002
                                                                                      $                   $
-----------------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                                                       5,560               3,254
Items not affecting cash
       Amortization                                                               3,757               2,917
       Future income taxes                                                         (543)               (715)
       Other                                                                        247                  42
                                                                           --------------------------------

                                                                                  9,021               5,498

Changes in non-cash working capital (note 11)                                    (8,564)             (5,956)
                                                                           --------------------------------

                                                                                    457                (458)
                                                                           --------------------------------
Investing activities
Decrease in short term investments                                               2, 038               6,307
Acquisition of businesses, net of cash acquired                                  (2,894)             (1,080)
Acquisition of property, plant and equipment                                     (3,778)             (3,055)
Proceeds from note receivable                                                     1,074               1,045
Other                                                                               199                 101
                                                                           --------------------------------

                                                                                 (3,361)              3,318
                                                                           --------------------------------
Financing activities
(Decrease) increase in bank indebtedness                                         (4,285)                258
Repayment of term debt and tender facilities                                    (24,009)            (16,209)
Borrowings under term debt facilities                                             7,800              15,000
Payment of deferred purchase consideration                                         (490)               (754)
Proceeds from the issuance of common shares, net of issuance costs               56,028               1,805
Financing costs                                                                    (343)               (499)
Decrease in restricted cash                                                          --               1,147
Purchase and redemption of Preference Shares of subsidiary companies               (139)               (122)
                                                                           --------------------------------

                                                                                 34,562                 626

Foreign exchange gain (loss) on cash held in a foreign currency                     222                 (42)
                                                                           --------------------------------

Increase in cash and cash equivalents during the period                          31,880               3,444

Cash and cash equivalents - Beginning of the period                               7,012               3,364
                                                                           --------------------------------

Cash and cash equivalents - End of the period                                    38,892               6,808
                                                                           ================================

See note 11 for supplemental cash flow information

          (See accompanying notes to consolidated financial statements)

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

1.    Interim financial statements

      The interim consolidated financial statements of SunOpta Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in Canada which conform, in all material respects (except as indicated in note 13, with accounting principles generally accepted in the U.S.). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003. For further information, see the Company's consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-KA4 for the year ended December 31, 2002.

      As of October 31, 2003, Stake Technology Ltd. has changed its name to SunOpta Inc. (SunOpta). The name SunOpta better describes the Company's commitment to environmental responsibility and natural and organic food products nourished in the `sun' with `optimal' nutritional value.

2.    Description of business and significant accounting policies

      The Company was incorporated under the laws of Canada on November 13, 1973 and operates in three principal businesses. The Food Group processes, packages, markets and distributes a wide range of natural and organic food products and ingredients via its vertically integrated operations with a focus on soy, oat and corn based products. The Environmental Industrial Group processes, distributes and recycles industrial minerals. The Steam Explosion Technology Group engineers and markets proprietary steam explosion technology systems for the pulp and food processing industries. The Company's assets, operations and employees at September 30, 2003 are located in the United States and Canada.

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

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

      Inventories, continued

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

      Included in land and buildings at September 30, 2003, are certain properties held for sale totaling $5,020 (December 31, 2002 - $5,020). The Company has entered into an option agreement to sell one of the properties with a net book value of $4,800 (note 12 c).

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

            During 2000, the Company acquired Nordic Aseptic, Inc., which was considered a start-up business from the date of acquisition to December 31, 2000. Certain operating costs, net of income earned during the pre-operating period totaling $482 were deferred. Amortization of these costs on a straight-line basis commenced in January 2001 and will result in these costs being fully amortized by December 31, 2003.

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

      ii)   Deferred financing costs

            Costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related financing agreement.

      iii)  Investments

            The Company has a 32% (2002 - 32%) investment in Easton Minerals Limited ("Easton). This investment is considered impaired and the carrying value at September 30, 2003 is $nil (2002 - $nil). The investment was accounted for using the equity method of accounting. The Company does not have any guaranteed obligations with respect to Easton or any commitment to provide further financial support, thus it is not anticipated that further losses will be recorded on this investment.

            All other subsidiaries are 100% owned at September 30, 2003. On November 1, 2002, the Company acquired the remaining 49% minority interest in International Materials & Supplies, Inc. Investments in these subsidiaries are recorded using the consolidation method, whereby revenues and expenses are consolidated with the results of the Company.

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

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

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

      Customer and other deposits

      Customer and other deposits principally include prepayments by the Food Group's customers for merchandise inventory to be purchased during the spring planting season and $500 as at September 30, 2003, (December 31, 2002 - nil) related to a deposit received on an option agreement related to a property held for sale (note 12 c).

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

      Employee stock compensation

      Employee/director stock options granted by the Company contain exercise prices, which are equivalent to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to capital stock. No compensation expense is recorded upon issuance of stock options to employees. Stock options granted have a maximum life of six years and usually vest over a four-year period.

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

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

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

3.    Acquisition of businesses

      On May 1, 2003, SunOpta reached an agreement to acquire 100% of the outstanding shares of Kettle Valley Dried Fruit Ltd. (Kettle Valley) and its related companies.

      Kettle Valley produces natural and organic fruit bars and fruit leathers with an apple base and markets these products under the Kettle Valley Real Fruit Snack and Frunola brands. The Company operates two production facilities in Summerland, British Columbia, the heart of the B.C. apple growing district, and has constructed a third plant in the State of Washington, the center of the apple growing district of the Western U.S.

      The preliminary purchase price allocation of the net assets acquired and consideration given is summarized below:

        Net assets acquired:                                            $
           Non-cash working capital                                   471
           Property, plant and equipment                            1,217
           Goodwill                                                 1,063
           Customer relationships and contracts                       370
           Trademark                                                  401
           Bank indebtedness and term debt                           (583)
           Future tax liability                                      (270)
                                                               ----------
                                                                    2,669
                                                               ==========

        Consideration given:
           Cash                                                       874
           Notes payable                                              975
           Common shares                                              820
                                                               ----------
                                                                    2,669
                                                               ==========

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

4.    Inventories

                                                      September 30,      December 31,
                                                               2003              2002
                                                                  $                 $
      Raw materials                                           9,093             7,859
      Finished goods                                         12,867            11,750
      Grain                                                   2,045             3,380
                                                     --------------------------------

                                                             24,005            22,989
                                                     ================================

      Grain inventories consist of the following:

                                                      September 30,     December 31,
                                                               2003             2002
                                                                  $                $
      Company owned grain                                     2,074            3,338
      Unrealized gain (loss) on
            Sales and purchase contracts                        (39)             (79)
            Futures contracts                                    10              121
                                                     --------------------------------

                                                              2,045            3,380
                                                     ================================

5.    Other assets

                                                      September 30,      December 31,
                                                               2003              2002
                                                                  $                 $
       Pre-operating costs, net of accumulated
             amortization of $690 (2002 - $432)                  98               358
       Deferred financing costs, net of accumulated
             amortization of $572  (2002 - $201)                644               619
       Other                                                     71               103
                                                     --------------------------------

                                                                813             1,080
                                                     ================================

6.    Long-term debt and banking facilities


                                                      September 30,      December 31,
                                                               2003              2002
                                                                  $                 $
       Term loan (a)                                         20,325            13,900
       Tender facility (b)                                       --            15,186
       Convertible debenture (e)                                 --             4,697
       Other long-term debt (c)(d)                            1,539             2,966
                                                     --------------------------------
                                                             21,864            36,749
       Less: current portion                                 (2,769)          (11,650)
                                                     --------------------------------

                                                             19,095            25,099
                                                     ================================

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

6.    Long-term debt and banking facilities, continued

      (a) In March 2003, the Company amended its financing arrangement with its current lenders and entered into a syndication agreement. As part of the amendment, the term loan increased by $7,800 and the credit facility increased by $4,000.

      (b) During the first quarter of 2003, the Company repaid the tender facility with proceeds from the amended term loan of $7,800, $3,500 from an increase in a line of credit facility (noted in (a) above) and the utilization of $3,886 in cash.

      (c) During the first nine months of 2003, the Company repaid certain other long-term debt of $2,097, in addition to making regularly scheduled repayments of $202.

      (d) As part of the acquisition of Kettle Valley, the Company has recorded an $872 (CDN $1,174) note payable in other long-term debt. In addition, the Company increased its Canadian line of credit to CDN $7,500 from CDN $5,000 as a result of the acquisition.

      (e) During the third quarter of 2003, the Company redeemed the convertible debenture at the face value of $5,000. As a result of the early redemption a loss on extinguishment of debt of $183, representing the accelerated interest accretion was recorded.

7.    Long-term payables

                                                                   September 30,       December 31,
                                                                            2003               2002
                                                                               $                  $
       Product rebate payable                                              1,427              1,330
       Deferred purchase consideration                                       177                667
       Preference shares of subsidiary companies                             152                291
       Payable to former shareholders of acquired companies (a)              570              2,675
                                                                  ---------------------------------
                                                                           2,326              4,963
         Less: current portion                                              (872)            (3,458)
                                                                  ---------------------------------

                                                                           1,454              1,505
                                                                  =================================

      (a) During the first quarter $1,871 was paid to the former shareholders of Opta Food Ingredients, Inc.(Opta) in respect of untendered shares converted to a right to receive $2.50 per share in cash as a result of the amalgamation of Stake Acquisition Corp. with Opta.

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

8.    Capital stock

                                                                            September 30,         December 31,
                                                                                     2003                 2002
                                                                                        $                    $
        (a) Issued and fully paid -
            52,325,281 common shares (December 31, 2002 - 41,984,118)              93,813               35,230
            3,090,175 warrants (December 31, 2002 - 4,224,600)                      1,973                2,790
                                                                          ------------------------------------

                                                                                   95,786               38,020
                                                                          ====================================

      (b) In the first nine months of 2003, employees and directors exercised 1,008,215 (September 30, 2002 - 238,540) common share options and an equal number of common shares were issued for net proceeds of $1,882 (September 30, 2002 - $373).

      (c) In the first nine months of 2003, 1,134,425 warrants were exercised (September 30, 2002 - 655,000) and an equal number of common shares were issued for net proceeds of $1,963 (September 30, 2002 - $1,471). In addition, 216,000 (September 30, 2002 - $nil)
            compensation warrants were exercised in the first nine months for net proceeds of $461 (September 30, 2002 - $nil).

      (d) On May 1, 2003, the Company issued 196,809 common shares at a price of $4.17 per common share, in respect of the acquisition of Kettle Valley.

      (e) On August 28, 2003, the Company issued 7,500,000 common shares at a price of $7.00 per common share, in respect to a public offering for gross proceeds of $52,500. The Company incurred $1,806 in share issuance costs (net of tax).

      (f) On August 29, 2003, the Company issued 285,714 common shares pursuant to a private placement with a significant shareholder, for proceeds of $2,000.

      (g) As at September 30, 2003 there were options vested to employees and directors to acquire 886,080 common shares at exercise prices of $1.06 to $9.11. In addition, at September 30, 2003, options to acquire an additional 985,340 common shares at $1.06 to $9.11 have been granted to employees and directors but have not yet vested.

      (h) In the first nine months of 2003, 731,850 options were granted to employees at a price range of $3.06 to $9.11.

            Employee stock options granted by the Company in 2003 and 2002 were granted at prices which approximated the value of stock on the grant date. These options vest at various dates ranging from the date of the grants to September 29, 2007 and expire two to six years subsequent to the grant date.

            The fair value of the options granted during the first nine months of 2003 was estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2002 - 0%), an expected volatility of 60% (2002 - 60%), a risk-free interest rate of 3% (2002 - 3%), and an expected life of one to six years.

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)
--------------------------------------------------------------------------------

8.    Capital stock, continued

      Pro-forma net earnings reflecting stock compensation for the three and nine months ended September 30, 2003 and 2002 are as follows:

                                                                                Three months ended                Nine months ended
                                                                     --------------------------------------------------------------
                                                                     September 30,   September 30,    September 30,   September 30,
                                                                              2003            2002             2003            2002
                                                                                 $               $                $               $
     Number of options granted                                             152,400              --          731,850         110,000
                                                                     ==============================================================

                                                                                 $               $                $               $

     Total fair value                                                          715              --            2,049             118
                                                                     ==============================================================

     Net earnings for the period as reported                                 2,100           1,527            5,560           3,254

     Stock compensation expense:
         Options vested in current period from current year grants             179              12              306              36
         Options vested in current period from prior years grants               60              22              181              66
                                                                     --------------------------------------------------------------

                                                                               239              34              487             102
                                                                     --------------------------------------------------------------

     Pro-forma net earnings for the period                                   1,861           1,493            5,073           3,152
                                                                     ==============================================================

     Pro-forma net earnings per common share
        - Basic                                                               0.04            0.04             0.12            0.08
                                                                     ==============================================================
        - Diluted                                                             0.04            0.03             0.11            0.07
                                                                     ==============================================================

9.    Earnings per share

      The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

                                                                             Three months ended                 Nine months ended
                                                               ------------------------------------------------------------------
                                                                September 30,     September 30,    September 30,    September 30,
                                                                         2003              2002             2003             2002
                                                                            $                 $                $                $
         Weighted average number of shares used in
              basic earnings per share                             46,394,941        41,879,000       43,903,794       41,402,000
         Dilutive potential of the following
              Warrants                                              2,342,159           765,519        1,904,963          765,519
              Employee/director stock options                       1,184,910           648,597          947,313          648,597
                                                               ------------------------------------------------------------------
         Weighted average number of shares used in
              diluted earnings per share                           49,922,010        43,293,116       46,756,700       42,816,116
                                                               ==================================================================

         Earnings per share:
                - Basic                                                  0.05              0.04             0.13             0.08
                                                               ==================================================================

                - Diluted                                                0.04              0.04             0.12             0.08
                                                               ==================================================================

      For the three months ended September 30, 2003, 90,000 options have been excluded from the calculation due to their anti-dilutive nature. For the nine months ended September 30, 2003, 152,400 options have been excluded from the calculation due to their anti-dilutive nature.

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

10.   Shareholders' equity

                                                                                                          Cumulative
                                                              Capital    Contributed       Retained      Translation
                                                                Stock        Surplus       Earnings       Adjustment         Total
                                                                    $              $              $                $             $
      Balance at December 31, 2002                             38,020          2,914          7,470            1,123        49,527

      Options exercised                                         1,882             --             --               --         1,882
      Warrants exercised                                        1,963             --             --               --         1,963
      Compensation warrants exercised                             461             --             --               --           461
      Shares issued to acquire Kettle Valley                      820             --             --               --           820
      Proceeds of equity issue, net of issuance costs          50,694             --             --               --        50,694
      Proceeds of private placement                             2,000             --             --               --         2,000
      Elimination of convertible right                           (54)             54             --               --             -
      Net earnings for the period                                  --             --          5,560               --         5,560
      Currency translation adjustment                              --             --             --            2,102         2,102
                                                         -------------------------------------------------------------------------

      Balance at September 30, 2003                            95,786          2,968         13,030            3,225       115,009
                                                         =========================================================================

11.   Supplemental cash flow information

                                                                                        Three months ended
                                                                     -------------------------------------
                                                                        September 30,        September 30,
                                                                                 2003                 2002
                                                                                    $                    $
         Changes in non-cash working capital:
                  Accounts receivable - trade                                  (2,621)              (1,192)
                  Inventories                                                      71                 (536)
                  Prepaid expenses and other current assets                       105                   41
                  Accounts payable and accrued liabilities                     (2,037)                 334
                  Customer and other deposits                                     490                 (221)
                                                                     -------------------------------------

                                                                               (3,992)              (1,574)
                                                                     =====================================
        Cash paid for:
                  Interest                                                        611                   401
                                                                     =====================================
                  Income taxes                                                  1,041                  793
                                                                     =====================================

                                                                                         Nine months ended
                                                                     -------------------------------------
                                                                        September 30,        September 30,
                                                                                 2003                 2002
                                                                                    $                    $
         Changes in non-cash working capital:
                  Accounts receivable - trade                                  (5,526)              (5,450)
                  Inventories                                                    (408)                (145)
                  Prepaid expenses and other current assets                      (893)                 (39)
                  Accounts payable and accrued liabilities                     (1,924)                 989
                  Customer and other deposits                                     187               (1,311)
                                                                     -------------------------------------

                                                                               (8,564)              (5,956)
                                                                     =====================================

        Cash paid for:
                  Interest                                                      1,329                1,253
                                                                     =====================================
              Income taxes                                                      2,099                  873

      On May 1, 2003, the Company issued 196,809 common shares in respect of the acquisition of Kettle Valley.

Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

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

      (b) The Company believes, with respect to both its operations and real property that it is in material compliance with current environmental laws, with the exception of its processing and packaging facilities located in Alexandria, Minnesota. These facilities are currently not in complete compliance with the industrial permit limits for the discharge of industrial wastewater. The Company has applied for increased discharge limits and is also re-engineering certain processes and installing pre-treatment equipment to remedy this issue. Other than this, based on known existing conditions and the Company's experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its financial position, but there can be no assurance that unforeseen changes in the laws or enforcement policies of relevant governmental bodies, the discovery of changed conditions on the Company's real property or in its operations, or changes in use of such properties and any related site restoration requirements, will not result in the incurrence of significant costs. No provision has been made in these consolidated financial statements for these future costs since such costs, if any, are not determinable at this time.

      (c) During the quarter the Company's subsidiary, Opta Food Ingredients, Inc. (Opta) entered into an option agreement whereby a Purchaser was granted a one year option to purchase the former Opta Corporate Headquarters and Development Centre (45,000 square feet) at a price of $4,850. The option was granted for a period of one year and expires on September 22, 2004.

            As per the terms of the option agreement, as of September 30, 2003 Opta has received a $500 non-refundable option deposit which will be applied to the sale price at closing should the option be exercised. Opta will also receive non-refundable monthly option payments of $30, which will not be applied to the purchase price. An option deposit in the amount of $700 is due on or before December 15, 2003 and Opta will also receive monthly option deposits of $20, all of which will be applied to the purchase price if exercised. The $500 is recorded on the Company's balance sheet under customer and other deposits.

      (d) In the normal course of business, the Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

      (e)   Letters of credit:

            i) An irrevocable letter of credit for $555 has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

            ii) An irrevocable letter of credit for $195 has been placed with the Commonwealth of Virginia Department of Environmental Qualities as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

12.   Commitments and contingencies, continued

            iii) Additional letters of credit totalling $28 have been placed with third parties as security on transactions occurring in the ordinary course of operations.

      (f) Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                                         $
                 2003                                                  247
                 2004                                                1,665
                 2005                                                1,597
                 2006                                                1,516
                 2007                                                1,320
                 2008 and thereafter                                 1,433
                                                           ---------------

                                                                     7,778
                                                           ===============

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

                                                                                                                Three months ended
                                                                                                                September 30, 2003
                                                 ---------------------------------------------------------------------------------
                                                                                                 Steam Explosion
                                                                                                      Technology
                                                                             Environmental             Group and
                                                         Food Group       Industrial Group             Corporate      Consolidated
                                                                  $                      $                     $                 $
       External revenues by market
       U.S.                                                  36,118                  3,798                    82            39,998
       Canada                                                 6,274                  2,609                    --             8,883
       Other                                                  1,434                     69                    --             1,503
                                                    ------------------------------------------------------------------------------

       Total revenues to external customers                  43,826                  6,476                    82            50,384
                                                    ------------------------------------------------------------------------------

       Interest expense                                         362                     96                   222               680
                                                    ------------------------------------------------------------------------------

       Provision for (recovery of) income taxes                 457                    124                  (234)              343
                                                    ------------------------------------------------------------------------------

       Segment net earnings (loss)                            2,451                    638                  (989)            2,100
                                                    ------------------------------------------------------------------------------

       Identifiable assets                                  101,508                 23,523                32,879           157,910
                                                    ------------------------------------------------------------------------------

       Amortization                                             864                    277                   190             1,331
                                                    ------------------------------------------------------------------------------

       Expenditures on property, plant and
             equipment                                        1,097                    185                    16             1,298
                                                    ------------------------------------------------------------------------------

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

13.   Segmented information, continued

                                                                                                                Three months ended
                                                                                                                September 30, 2002
                                                    ------------------------------------------------------------------------------
                                                                                                 Steam Explosion
                                                                                                      Technology
                                                                             Environmental             Group and
                                                         Food Group       Industrial Group             Corporate      Consolidated
                                                                  $                      $                     $                 $
       External revenues by market
       U.S.                                                  24,985                  3,323                    76            28,384
       Canada                                                   386                  3,258                    --             3,644
       Other                                                    686                     86                    --               772
                                                    ------------------------------------------------------------------------------

       Total revenues to external customers                  26,057                  6,667                    76            32,800
                                                    ------------------------------------------------------------------------------

       Interest expense                                         216                     86                    --               302
                                                    ------------------------------------------------------------------------------

       Provision for (recovery of) income taxes                (130)                   451                  (392)              (71)
                                                    ------------------------------------------------------------------------------

       Segment net earnings (loss)                            1,530                    726                  (729)            1,527
                                                    ------------------------------------------------------------------------------

       Identifiable assets                                   53,366                 20,859                 8,769            82,994
                                                    ------------------------------------------------------------------------------

       Amortization                                             793                    220                    41             1,054
                                                    ------------------------------------------------------------------------------
       Expenditures on property, plant and
             equipment                                          722                    162                    19               903
                                                    ------------------------------------------------------------------------------

                                                                                                                 Nine months ended
                                                                                                                September 30, 2003
                                                    ------------------------------------------------------------------------------
                                                                                                 Steam Explosion
                                                                                                      Technology
                                                                             Environmental             Group and
                                                         Food Group       Industrial Group             Corporate      Consolidated
                                                                  $                      $                     $                 $
       External revenues by market
       U.S.                                                 103,800                  8,335                   383           112,518
       Canada                                                17,305                 10,060                    --            27,365
       Other                                                  4,406                    144                     3             4,553
                                                    ------------------------------------------------------------------------------

       Total revenues to external customers                 125,511                 18,539                   386           144,436
                                                    ------------------------------------------------------------------------------

       Interest expense                                       1,165                    277                   222             1,664
                                                    ------------------------------------------------------------------------------

       Provision for income taxes                             1,561                    454                  (446)            1,569
                                                    ------------------------------------------------------------------------------

       Segment net earnings                                   5,532                  1,608                (1,580)            5,560
                                                    ------------------------------------------------------------------------------

       Amortization                                           2,663                    686                   408             3,757
                                                    ------------------------------------------------------------------------------

       Expenditures on property, plant and
             equipment                                        3,208                    513                    57             3,778
                                                    ------------------------------------------------------------------------------

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

13.   Segmented information, continued

                                                                                                             Nine months ended
                                                                                                            September 30, 2002
                                                    --------------------------------------------------------------------------
                                                                                               Steam Explosion
                                                                                                    Technology
                                                                             Environmental           Group and
                                                         Food Group       Industrial Group           Corporate    Consolidated
                                                                  $                      $                   $               $
       External revenues by market
       U.S.                                                  65,687                  8,744                 226          74,657
       Canada                                                   652                  9,608                  --          10,260
       Other                                                  2,370                    174                  --           2,544
                                                    --------------------------------------------------------------------------

       Total revenues to external customers                  68,709                 18,526                 226          87,461
                                                    --------------------------------------------------------------------------

       Interest expense                                         808                    222                  --           1,030
                                                    --------------------------------------------------------------------------

       Provision for (recovery of) income taxes                 352                    909                (583)            678
                                                    --------------------------------------------------------------------------

       Segment net earnings (loss)                            2,583                  1,589                (918)          3,254
                                                    --------------------------------------------------------------------------

       Amortization                                           2,174                    640                 103           2,917
                                                    --------------------------------------------------------------------------
       Expenditures on property, plant and
             equipment                                        2,169                    794                  92           3,055
                                                    --------------------------------------------------------------------------

       Geographic segments

                                                                    September 30,                              December 31,
                                                                             2003                                      2002
                                           --------------------------------------   ---------------------------------------
                                                U.S.        Canada          Total          U.S.        Canada         Total
                                                   $             $              $             $             $             $
       Property, plant and
         equipment                            29,520        10,535         40,055        29,568         7,465        37,033
                                           ======================================   =======================================

       Goodwill and intangibles               11,669         5,551         17,220        11,655         3,337        14,992
                                           ======================================   =======================================

       Total assets                           92,782        65,128        157,910        87,399        27,888       115,287
                                           ======================================   =======================================

      Customer concentration

      The Company has one customer in the Food Group whose purchases were 14.8% (September 30, 2002 - 13.6%) of the Company's third quarter total revenue and 12.7% of the Company's total revenue in the first nine months of 2003 (September 30, 2002 - 14.0%).

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)
--------------------------------------------------------------------------------

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

      Under U.S. GAAP, certain pre-operating costs of $nil incurred in the nine months ended September 30, 2003, (2002 - $276), deferred in these financial statements would be expensed. Amortization of $258 in the nine months ended September 30, 2003, (2002 - $170) related to pre-operating costs would not have been expensed.

      In conjunction with the issuance of the convertible debenture in 2002 for Canadian GAAP purpose, the fair value of the convertible right was determined to be $54. For U.S. GAAP purposes, the convertible right would not be recorded until the option right is exercisable.

      On March 11, 2002, the Company committed to grant certain employees 114,000 options to acquire 114,000 common shares at $2.15. These options were provided to employees' contingent upon approval by the shareholders of the 2002 stock option plan. This approval was received on June 18, 2002. Under U.S. GAAP, the difference in stock price between the exercise price and the closing price the day immediately preceding the day of shareholders' approval is considered to be compensation expense. Accordingly, $62 would be recorded under U.S. GAAP in 2002 as stock option compensation expense.

      Accordingly, the following would have been reported under U.S. GAAP:

                                                              Three months ended                Nine months ended        Year ended
                                                  ---------------------------------------------------------------------------------
                                                  September 30,    September 30,   September 30,    September 30,      December 31,
                                                           2003             2002            2003             2002             2002
                                                              $                $            $                $                $

      Net earnings for the period - as reported           2,100            1,527           5,560            3,254            3,766
      Pre-operating costs expensed                           98               90             258              170              271
      Pre-operating costs capitalized                        --               --              --             (276)            (276)
      Accretion on convertible debenture                     54               --              54               --               --
      Stock option compensation expense                      --               --              --              (62)             (62)
      Tax effect of above items                             (58)             (36)           (119)              42               42
                                                      ----------------------------------------------------------------------------

      Net earnings for the period - U.S. GAAP             2,194            1,581           5,753            3,128            3,701
                                                      ============================================================================

      Net earnings per common share - U.S. GAAP
            - Basic                                        0.05             0.04            0.13             0.08             0.09
                                                      ============================================================================
            - Diluted                                      0.04             0.04            0.12             0.07             0.09
                                                      ============================================================================

            Shareholders' equity - as reported                                           115,009           43,701           49,527

            Cumulative pre-operating costs, net of
                 amortization, net of tax                                                    (61)            (268)            (215)
            Cumulative stock compensation expense                                           (416)            (416)            (416)
                                                                                    ----------------------------------------------

            Shareholders' equity - U.S. GAAP                                             114,532           43,017           48,896
                                                                                    ==============================================

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

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

                                                               Three months ended               Nine months ended       Year ended
                                                ----------------------------------------------------------------------------------
                                                  September 30,     September 30,   September 30,    September 30,    December 31,
                                                           2003              2002            2003             2002            2002
                                                              $                 $               $                $               $
       Net earnings for the period-U.S. GAAP              2,194             1,581           5,753            3,128           3,701
       Currency translation adjustment                       40              (587)          2,102                4             112
                                                ----------------------------------------------------------------------------------

       Comprehensive income for the period                2,234               994           7,855            3,132           3,813
                                                ==================================================================================

      Other U.S. GAAP disclosures

      Changes in reserves                                     Three months ended                 Nine months ended      Year ended
                                                ----------------------------------------------------------------------------------

                                                 September 30,     September 30,   September 30,     September 30,    December 31,
                                                          2003              2002            2003              2002            2002
                                                             $                 $               $                 $               $
       Allowance for doubtful accounts

        Balance - beginning of period                      675               510             709               367             367
        Additions charged to expense including
           effects of foreign exchange rate                322               674             427               817             450
           differences
        Accounts receivable charged off, net             (230)                --           (369)                --            (108)
           of  recoveries
                                                ----------------------------------------------------------------------------------

        Balance - end of period                            767             1,184             767             1,184             709
                                                ==================================================================================

      Future income tax valuation allowance
        Balance - beginning of period                    4,107               479           4,107               479             479
        Additions to valuation allowance                    --                --              --                --           4,107

        Adjustments to valuation allowance                  --                --              --                --            (479)
                                                ----------------------------------------------------------------------------------

        Balance - end of period                          4,107               479           4,107               479           4,107
                                                ==================================================================================

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the nine months ended September 30, 2003
Unaudited
(Expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

14. United States generally accepted accounting principles differences, continued

                                                September           December 31,
                                                 30, 2003                   2002
                                                        $                      $

       Accrued payroll                              2,167                  1,235
                                        =================        ===============

      Proforma data (unaudited)

      Condensed proforma income statement, as if the acquisitions of Opta, Wild West, Organic Kitchen, Simply Organic and Kettle Valley had occurred at the beginning of 2002, is as follows:

                                                     Three months ended                    Nine months ended       Year ended
                                        -------------------------------------------------------------------------------------
                                         September 30,    September 30,      September 30,     September 30,     December 31,
                                                  2003             2002               2003              2002             2002
                                                     $                $                  $                 $                $
       Revenues                                 50,384           44,185            145,760           120,278          153,686
       Net earnings                              2,100            1,837              5,622             4,060            4,875
       Earnings per share
             - Basic                              0.05             0.04               0.13              0.10             0.12
             - Diluted                            0.04             0.04               0.12              0.09             0.11

15.   Subsequent Events

      On October 10, 2003, the Company acquired 100% of the outstanding shares of Pro Organics Marketing Inc, and related companies ("Pro Organics") for cash consideration of approximately $5,000 including transaction costs. The terms of the agreement also provide for an earn out during the three year period commencing January 1, 2004. Pro Organics results will be included in the Company's consolidated financial statements from the date of acquisition.

      Pro Organics is a leading distributor of certified organic fresh foods in Canada with distribution facilities located in Vancouver, Toronto and Montreal.

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

PART I - FINANCIAL INFORMATION

Item 2 -

Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Effective October 31, 2003 the Company changed it's name from Stake Technology Ltd. to SunOpta Inc. The new name combines the names of two of the Company's historical operating food groups, the Sunrich Food Group and Opta Food Ingredients. The change reflects the Company's commitment to environmental responsibility and to the natural and organic foods markets.

On October 10, 2003, the Company acquired 100% of the outstanding shares of Pro Organics Marketing Inc, and related companies ("Pro Organics") for cash consideration of approximately $5,000,000. The terms of the agreement also provide for an earn out during the three year period commencing January 1, 2004. Pro Organics results will be included in the Company's consolidated financial statements from the date of acquisition.

Pro Organics is a distributor of certified organic fresh foods in Canada with distribution facilities located in Vancouver, Toronto and Montreal. Pro Organics supplies a range of certified organic produce as well as offerings in organic bulk foods and dairy.

On August 11, 2003, the Company entered into a public offering in the United States and certain provinces of Canada to sell 7,000,000 common shares at $7.00 per common share, for gross proceeds of $49,000,000. The common shares were offered in the United States pursuant to a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission, which became effective on July 30, 2003. In connection with the offering, the Company also filed a preliminary short form prospectus in Canada on August 11, 2003 and a prospectus supplement in the United States on August 12, 2003. Funds from the public offering were received on August 28, 2003. The Company also granted the underwriters an over-allotment of 500,000 shares which was exercised on September 4, 2003, for gross proceeds of $3,500,000. Total transaction costs were $1,806,000, net of tax.

Concurrent with the offering described above, the Company entered into an agreement with a trust of which Mr. Stephen Bronfman, a director of the Company, is the beneficiary, whereby the Company sold 285,714 common shares at $7.00 per common share for gross proceeds of $2,000,000.

On May 1, 2003, the Company acquired 100% of the outstanding shares of Kettle Valley Dried Fruits Ltd. and its related companies ("Kettle Valley") for a total purchase consideration of $2,669,000. Consideration consisted of $874,000 in cash, a note payable of $820,000, interest at 5%, repayable semi-annually over five years, a note payable of $155,000, interest of 2.5% due in February 2004 and the issuance of 196,809 common shares for $820,000. Kettle Valley's results since the date of acquisition have been included in the Company's consolidated financial statements.

Kettle Valley produces natural and organic fruit bars and fruit leathers with an apple base and markets these products under the Kettle Valley Real Fruit Snack and Frunola brands. Kettle Valley operates two production facilities in Summerland, British Columbia and has constructed a third plant in the State of Washington, the center of the apple growing district of the Western U.S. In addition, Kettle Valley produces a number of private label products for customers in the U.S., Canada and the United Kingdom. Kettle Valley's products are sold through agents and distributors to the health food and mass markets as well as to various school districts.

During the second quarter, due to the acquisition of Kettle Valley, the Company increased its Canadian line of credit to CDN $7,500,000 from CDN $5,000,000.

In March 2003, the Company amended its financing arrangements. The amendment syndicated the financing arrangements to a group of banks, which includes existing lenders and increased the term loan by $7,800,000 to $21,700,000 ($20,325,000 as at September 30, 2003). In addition, the U.S. line of credit facility was increased by $4,000,000 to $9,000,000. The Company used the incremental proceeds on the term loan, utilized the U.S. line of credit facility to the extent of $3,500,000 and utilized $3,886,000 of cash on hand to repay the tender facility which had been obtained to finance the acquisition of Opta Food Ingredients, Inc. The term loan is repayable in quarterly installments and is intended to amortize the debt over seven years. The term loan has a two-year maturity at which point the facility is renewable at the option of the lender and the Company. The Company fully expects to renew this facility.

Operations For the Three Months Ended September 30, 2003 Compared With the Three Months Ended September 30, 2002

Consolidated

Revenues in the three months ended September 30, 2003 increased by 53.6% or $17,584,000 to $50,384,000 from $32,800,000 in the three months ended September 30, 2002. Net earnings for the three months ended September 30, 2003 were $2,100,000 or $0.05 per basic common share compared to $1,527,000 or $0.04 per basic common share for the three months ended September 30, 2002. The increase in revenues is due to an increase in grain sales of $1,749,000, an increase in sales of aseptic packaged product of $3,203,000, the acquisitions of Opta, Wild West, Simply Organic and Kettle Valley, totalling $13,797,000, offset by a decrease in certain consumer products revenues of $776,000 and other revenues of $389,000.

Net earnings before income taxes in the three month period ended September 30, 2003 were $2,443,000, compared to $1,456,000 over the same period in 2002, an increase of $987,000 or 67.8%. The increase is primarily attributable to an increase in margin in certain food processing gross profit of $215,000, earnings resulting from the acquisitions noted above of $1,241,000 and a reduction in the foreign exchange loss as a result of fluctuations in the Canadian dollar of $151,000. Significant offsetting factors include a reduction of $272,000 in gross profit due to weak abrasive sales in the U.S. East coast, an increase in selling general and administration costs of $355,000 due to increased bank financing fees, public company and other expenses, and an increase in borrowing costs of $194,000, primarily attributable to the accretion of interest on extinguishment of debt repaid in the quarter.

Net earnings for the three months ended September 30, 2003 increased by $573,000 or 37.5% over the same period in 2002 as a result of the factors noted above, offset by an increase in the effective income tax rate in the third quarter of 2003 to 14% from (4.9%) in the same period in 2002. The effective income tax rate for the third quarter 2003 reflects the cumulative year-to-date impact of the recognition of certain loss carry-forwards and the implementation of tax planning strategies. The effective rate in third quarter 2002 of (4.9%) reflects the recognition of certain tax loss carry-forwards in the amount of $600,000.

U.S. readers should note that due to differences between Canadian and U.S. GAAP, the earnings for the three months ended September 30, 2003 under U.S. GAAP are $2,194,000 or $0.05 per basic common share versus $1,581,000 or $0.04 per basic common share in the same period in 2002. Note 14 to the consolidated financial statements itemizes these differences.

Cost of goods sold increased by 50.5% to $41,404,000 for the three months ended September 30, 2003 compared to $27,510,000 for the three months ended September 30, 2002. The increase is consistent with the revenue factors noted above.

The Company's consolidated gross profit margin of 17.8% for the three months ended September 30, 2003 was higher than the 16.1% recognized in the same period in 2002. Improvements attributable to higher margins in the businesses acquired in 2002 and 2003 and improvements in volumes at the Company's aseptic packaging operation were offset by the significant increase in grain sales, a lower margin business averaging less than 10% gross profit margin.

Selling, general and administrative expenses increased to $5,887,000 in the three months ended September 30, 2003 compared to $3,240,000 for the three months ended September 30, 2002. The increase in administrative costs is mainly due to the acquisitions completed in 2002 and 2003 of $2,292,000, additional amortization charges related to bank financing fees of $129,000 and an increase of public company, insurance and other corporate expenses of $226,000.

Interest expense increased to $680,000 in the three months ended September 30, 2003 from $302,000 in the three months ended September 30, 2002. The increase in borrowing costs reflects the loss on extinguishment of debt of $183,000, and the increase in borrowings to support the acquisitions completed in 2002 and 2003.

Interest and other income of $202,000 in the three months ended September 30, 2003 is $172,000 greater than the $30,000 recognized in the three months ended September 30, 2002. The increase is primarily due to a gain recognized on a discharged liability and proceeds recorded on unexercised foreign exchange option agreements entered into during the quarter.

Foreign exchange improved in the three months ended September 30, 2003 to a loss of $171,000 compared to a loss of $322,000 in the three months ended September 30, 2002.

The provision for income taxes reflects the Company's estimated effective tax rate in fiscal 2003 of 22%.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with the current year presentation which eliminates all inter-company charges for segmented reporting purposes)

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

Food Group

Revenues in the Food Group were $43,826,000 or 87% of total revenues in the three months ended September 30, 2003 versus $26,057,000, or 79% of total revenues in the same period in 2002. The increase of $17,769,000 or 68.2% in Food Group revenues was due to an increase in grain sales of $1,749,000, an increase in sales of aseptic packaged product of $3,203,000, the acquisition of Opta, Wild West, Simply Organic and Kettle Valley, totalling $13,797,000, offset by a decrease in consumer products revenues of $776,000 and a decrease in other revenues of $204,000. The increase in Food Group revenues as a percentage of consolidated revenues reflects the Company's focus on the natural and organic food markets via a combination of internal growth projects and acquisitions.

Gross profit in the Food Group increased by $4,088,000 in the three months ended September 30, 2003 to $7,401,000 or 16.9% of revenues compared to $3,313,000 or 13.0% of revenues in the same period in 2002. The increase in gross profit as a percentage of sales reflects the higher margins of the acquired businesses and improvements in efficiencies and volumes at the Company's aseptic packaging operation, partially offset by the significant increase in grain sales, a lower margin business.

Selling, general and administrative expenses increased to $4,257,000 in the three months ended September 30, 2003 versus $1,953,000 in the three months ended September 30, 2002. The increase of $2,304,000 is due primarily to acquisitions completed in 2002 and 2003 of $2,292,000.

Interest expense increased to $362,000 in the three months ended September 30, 2003 from $216,000 in the three months ended September 30, 2002, primarily as a result of the acquisitions completed in 2002 and 2003.

Net earnings in the Food Group increased by 60.2% to $2,451,000 in the three months ended September 30, 2003 compared to net earnings of $1,530,000 in the three months ended September 30, 2002 due to the factors noted above. Net earnings in the three months ended September 30, 2002 reflect the recognition of certain tax loss carry forwards in the amount of $600,000.

Environmental Industrial Group

Revenues in the Environmental Industrial Group were $6,476,000 for the three months ended September 30, 2003, compared to $6,667,000 in 2002. Improved abrasive and mineral sales from the Canadian operations of $229,000 were offset by weak abrasive sales in the U.S. East coast of $523,000. Weak abrasive sales in the U.S. operations resulted from fewer ships in port undergoing cleaning and maintenance as a result of the war effort and extreme weather conditions late in the quarter. Specialty sands revenues including water filtration sands and garnets improved by $94,000 over the same period in 2002.

Gross profit in the Environmental Industrial Group was $1,495,000 in the three months ended September 30, 2003 versus $1,902,000 in the three months ended September 30, 2002. As a percentage of revenues, gross margin decreased to 23.1% in the three months ended September 30, 2003 from 28.5% in the three months ended September

30, 2002. The decrease in margin is partially due to the shift in revenues to the Canadian operations, which have inherently lower margins, and a reallocation of certain plant operating costs from selling, general and administrative expenses to cost of goods sold in 2003 of $104,000.

Selling, general and administrative expenses decreased to $642,000 in the three months ended September 30, 2003 compared to $703,000 in the three months ended September 30, 2002. The decrease in expenses was due to the reallocation of certain plant costs noted above offset by incremental professional fees and information system costs.

Interest expense increased to $96,000 in the three months ended September 30, 2003 from $86,000 in the three months ended September 30, 2002, mainly due to cash utilization as a result of payments made as part of the acquisition of Virginia Materials in 2001.

Net earnings were $638,000 in the three months ended September 30, 2003 versus $726,000 in the three months ended September 30, 2002 due to the factors noted above.

Steam Explosion Technology Group

Revenues of $82,000 for the three months ended September 30, 2003 (2002 - $76,000) were primarily derived from licence fees.

Selling, general and administrative expenses were $91,000 for the three months ended September 30, 2003 compared to $72,000 for the same period in 2002. These costs reflect payroll and related expenses required to manage and maintain the business.

Net loss for the period of $8,000 fell short of the profit of $9,000 recognized in the same period in 2002.

Corporate Activities

Selling, general and administration expenses were $898,000 in the three months ended September 30, 2003 compared to $513,000 in the three months ended September 30, 2002. The increase of $385,000 reflects the additional amortization of bank financing fees of $129,000, and an increase in other administrative costs of $256,000 including investor relations, public company, insurance and professional fees.

Operations For the Nine Months Ended September 30, 2003 Compared With the Nine Months Ended September 30, 2002

Consolidated

Revenues in the first nine months of 2003 increased by 65.1% or $56,975,000 to $144,436,000 from $87,461,000 in the first nine months of 2002, and the Company's net earnings for the first nine months in 2003 were $5,560,000 or $0.13 per basic common share compared to $3,254,000 or $0.08 per basic common share for the first nine months of 2002. The increase in revenues is due to an increase in grain sales of $12,480,000, an increase in sales of aseptic packaged product of $7,908,000, the acquisitions of Opta, Organic Kitchen, Wild West, Simply Organic and Kettle Valley, totalling $39,291,000, offset by decreases in certain customer products, toll processing, and other revenues of $2,704,000.

Net earnings before income taxes in the nine-month period ended September 30, 2003 were $7,129,000, compared to $3,932,000 over the same period in 2002, an increase of $3,197,000 or 81.3%. The increase is primarily attributable to improved volumes and margins in aseptic packaged products of $1,752,000, net increase in gross profit as a result of the increase in grain sales and change of customer mix totalling $298,000, earnings derived from the acquisitions noted above of $2,345,000 and an increase in the foreign exchange gain as a result of the appreciation in the Canadian dollar of $285,000. Significant offsetting factors include a reduction in dairy blend processing margins of $649,000 due to low competitive costs, a shortfall in earnings due to weak abrasive sales in the U.S. East Coast of $635,000, and an increase in administrative and other costs of $199,000, excluding acquisitions.

Net earnings for the nine months ended September 30, 2003 increased by $2,306,000 or 70.9% over the same period in 2002. The increase in earnings was as a result of the factors noted above, offset by an increase in the effective income tax rate to 22% in 2003 from 17% in 2002.

U.S. readers should note that due to differences between Canadian and U.S. GAAP, the earnings for the nine months ended September 30, 2003 under U.S. GAAP are $5,753,000 or $0.13 per basic common share versus $3,128,000 or $0.08 per basic common share in the same period in 2002. Note 14 to the consolidated financial statements itemizes these differences.

Cost of goods sold increased by 62.4% to $119,232,000 for the nine months ended September 30, 2003 compared to $73,431,000 for the nine months ended September 30, 2002. The increasing factors are consistent with the revenue factors noted above.

The Company's consolidated gross profit margin increased to 17.4% of revenue for the nine months ended September 30, 2003 versus 16.0% of revenues in the nine months ended September 30, 2002. The improvement in gross margin is attributable to the higher gross profit margin in the businesses acquired in 2002 and 2003 and improvements in efficiencies and volumes at the Company's aseptic packaging operation, offset by the significant increase in grain sales, a lower margin business averaging less than 10% in gross margin.

Selling, general and administrative expenses increased to $17,247,000 of revenues in the nine months ended September 30, 2003 compared to $9,446,000 of revenues for the nine months ended September 30, 2002. The increase in administrative costs is mainly due to the acquisitions completed in 2002 and 2003 of $6,940,000, incremental legal costs of $150,000 related to the Company's legal proceeding against a former supplier for failure to adhere to the terms of a supply contact, as detailed in Part II - Other Information, additional amortization charges related to bank financing fees of $278,000 and incremental administrative costs applicable to managing a growing public company of $433,000.

Interest expense increased to $1,664,000 in the nine months ended September 30, 2003 from $1,030,000 in the nine months ended September 30, 2002. The increase in interest expense reflects the loss on extinguishment of debt of $183,000 and the increase in borrowings to support the acquisitions completed in 2002 and 2003.

Interest and other income increased to $411,000 in the nine months ended September 30, 2003 from $238,000 recognized in the nine months ended September 30, 2002. The gains recorded in 2003 are primarily attributable to a gain on sale of non-core property of $134,000, a gain recognized on a discharged liability of $133,000, proceeds on an unexercised option agreement and interest recognized on cash balances.

Foreign exchange gain increased to $425,000 from $140,000 in the same period in 2002 as a result of the appreciation of the Canadian dollar.

The provision for income taxes in the first three months of 2003 reflects the Company's estimated effective tax rate in 2003 of 22% due to the aforementioned factors.

Segmented Operations Information

Food Group

The Food Group contributed $125,511,000 or 86.9% of total Company consolidated revenues in the first nine months of 2003 versus $68,709,000 or 78.6% in the same period in 2002. The increase of $56,802,000 or 82.7% in Food Group revenues was due to an increase in grain sales of $12,480,000, an increase in sales of aseptic packaged product of $7,908,000, the acquisitions of Opta, Organic Kitchen, Wild West, Simply Organic and Kettle Valley totalling $39,291,000, partially offset by decreases in certain toll processing revenues of $2,134,000, a decrease in certain consumer products of $446,000 and a net decrease in other revenues of $297,000.

Gross profit in the Food Group increased by $12,047,000 in the nine months ended September 30, 2003 to $20,887,000 or 16.6% of revenues compared to $8,840,000 or 12.9% of revenues in the same period in 2002. The increase in gross profit reflects the higher gross profit margins of the acquired businesses and improvements in efficiencies and volumes at the Company's aseptic packaging operation, partially offset by the significant increase in grain sales, a lower margin business.

Selling, general and administrative expenses increased to $12,727,000 in the nine months ended September 30, 2003 versus $5,492,000 in the nine months ended September 30, 2002. The increase of $7,235,000 is due primarily to acquisitions completed in 2002 and 2003 of $6,940,000 and legal costs of $150,000 associated with an action against a former supplier for failure to adhere to the terms of a supply contact, as detailed in Part II - Other Information.

Interest expense increased to $1,170,000 in the nine months ended September 30, 2003 from $808,000 in the nine months ended September 30, 2002, primarily as a result of additional borrowings to fund the acquisitions completed in 2002 and 2003.

Net earnings in the Food Group were $5,532,000 in the nine months ended September 30, 2003 compared to net earnings of $2,583,000 in the nine months ended September 30, 2002 due to the factors noted above.

Environmental Industrial Group

The Environmental Industrial Group contributed $18,539,000 or 12.8% of the total Company consolidated revenues in the first nine months of 2003, compared to $18,526,000 or 21.2% in 2002. Improved abrasive and mineral sales from the Canadian operations of $752,000 were offset by weak abrasive sales in the U.S. East coast as a result of reduced ship repair activity of $1,001,000. Specialty sands revenues, including coated sands, water filtration sands and garnets improved by $249,000 over the same period in 2002.

Gross profit in the Environmental Industrial Group was $3,930,000 in the nine months ended September 30, 2003 versus $4,964,000 in the nine months ended September 30, 2002. As a percentage of revenues, gross margin decreased to 21.2% in the first nine months of 2003 from 26.8% in the first nine months of 2002. The decrease in margin is partially due to the shift in revenues to the Canadian operations, which have inherently lower margins versus abrasive sales in the U.S., and a reallocation of certain plant operating costs from selling, general and administrative expenses to cost of goods sold in 2003 of approximately $404,000 (after adjustment for the reallocation, 2002 gross margin was 24.6%).

Selling, general and administrative expenses decreased to $1,671,000 in the nine months ended September 30, 2003 from $2,211,000 in the nine months ended September 30, 2002, primarily due to the allocation noted above of $404,000, and net cost reduction programs implemented throughout the Group of $136,000.

Interest expense increased to $277,000 in the first nine months of 2003 from $222,000 in the first nine months of 2002, mainly due to cash utilization as a result of payments made as part of the acquisition of Virginia Materials in 2001.

Net earnings were $1,608,000 in the nine months ended September 30, 2003 versus $1,589,000 in the nine months ended September 30, 2002.

Steam Explosion Technology Group

Revenues of $386,000 for the nine months ended September 30, 2003 (2002 - $226,000) were primarily derived from licence fees. The increase in 2003 over the prior year is primarily derived from the recognition of $150,000 in license fees relating to 2002 in 2003.

Selling, general and administrative expenses were $264,000 for the first nine months of 2003 compared to $227,000 for the same period in 2002. These costs reflect payroll and related expenses required to manage and maintain the business.

Net earnings were $95,000 compared to a net loss of ($13,000) in the same period in 2002.

Corporate Activities

Selling, general and administration expenses were $2,583,000 in the nine months ended September 30, 2003 compared to $1,580,000 in the nine months ended September 30, 2002. The increase of $1,003,000 reflects the additional amortization of bank financing fees of $278,000, an increase in costs related to the administration of a growing public company of $220,000 and an increase in insurance and professional fees of $252,000.

Liquidity and Capital Resources at September 30, 2003

Current assets

Cash and cash equivalents increased to $38,892,000 at September 30, 2003 (December 31, 2002 - $7,012,000), primarily due to the funds raised through the share issuance in August 2003, offset by the repayment of certain term debt and operating lines of credit throughout the period.

Trade accounts receivable increased to $23,520,000 at September 30, 2003 from $18,144,000 at December 31, 2002. Trade receivables at September 30, 2003 attributable to the Food Group were $19,051,000 (December 31, 2002 - $14,889,000). Trade receivables in the Environmental Industrial Group were $4,072,000 (December 31, 2002 - $3,255,000). The increases in trade account receivables in the Food Group and the Environmental Industrial Group are consistent with the increase in sales in the respective Groups, as a result of seasonality and acquisitions. The Steam Explosion Technology Group has a receivable of $397,000 related to license fee revenues (December 31, 2002 - $nil).

The note receivable of $nil (December 31, 2002 - $1,034,000) and the product rebate payable in long-term payables of $1,427,000 (December 31, 2002 - $1,330,000) are related to an agreement with a major European based company to supply product. This agreement required the Food Group to expand a food processing plant to the customer's specifications, which was completed in 2001. In accordance with the terms of the agreement, the customer paid 36 monthly instalments of $119,000. The last payment of the note receivable was received in the period ended September 30, 2003. Commencing October 2003 the agreement requires the Company to provide the customer with a product rebate on all purchases until a total of $1,720,000 is repaid. Upon the application of purchase accounting in 2000, both the receivable and payable were fair valued using a discount rate of 9.5%.

Inventories increased $1,016,000 to $24,005,000 at September 30, 2003 from $22,989,000 at December 31, 2002. The Food Group accounts for $18,647,000 of the consolidated balance (December 31, 2002 - $18,492,000) and the Environmental Industrial Group accounts for $5,358,000 (December 31, 2002 - $4,497,000). The Steam Explosion Technology Group is not required to carry significant inventories. The higher inventory balance in the Food Group is primarily due to the acquisition of Kettle Valley, accounting for $466,000 of the increase. The increase in inventories in the Environmental Industrial Group is due to timing of supply shipments. In order to achieve more efficient and competitive cost structures, inventories are purchased in large quantities less frequently, and therefore timing of these shipments can result in significant fluctuations from quarter to quarter.

Prepaid expenses and other current assets increased to $1,965,000 at September 30, 2003 from $958,000 at December 31, 2002. The increase is mainly due to an increase in prepaid insurance as a result of policy renewals in the first nine months, receivables from the sale of non-core properties and prepaid expenses associated with Kettle Valley.

Property, plant and equipment

In the first nine months of 2003, the Company expended $3,778,000 (September 30, 2002 - $3,055,000) on property, plant and equipment, of which, the Food Group comprised of $3,208,000. Key projects in the period included the micro filter sweetener project at the Group's operation in Alexandria, MN, the expansion of the grain cleaning and transfer system in Hope, MN and the completion of the Kettle Valley plant in the state of Washington. During the first nine months of 2003, $513,000 was expended by the Environmental Industrial Group on general additions, betterments and replacements and $57,000 was spent by the Steam Explosion Technology Group and the Corporate Office on office equipment and furniture.

Goodwill and intangibles

Goodwill and intangibles increased to $17,220,000 at September 30, 2003 from $14,992,000 at December 31, 2002. The increase is due to the acquisition of Kettle Valley of $1,564,000, a foreign exchange valuation increase of Canadian goodwill and intangibles of $710,000, less amortization of $46,000.

Future income taxes

The future income tax asset relates primarily to loss carry-forwards recorded on the acquisition of Opta Food Ingredients, Inc., loss carry-forwards in Canada and scientific research and development credits available in Canada.

Other assets

Other assets decreased to $813,000 at September 30, 2003 from $1,080,000 at December 31, 2002, due in most part to amortization of pre-operating costs and financing fees of $629,000, offset by the capitalization of $343,000 in bank financing fees.

Current liabilities

Bank indebtedness at September 30, 2003 was $nil (December 31, 2002 - $3,963,000). The decrease relates primarily to the repayment of the operating lines of credit with proceeds from the share issuance in the third quarter (note
8).

Accounts payable and accrued liabilities decreased to $18,103,000 at September 30, 2003 from $19,664,000 at December 31, 2002. The decrease is primarily due to timing of vendor payments.

Customer and other deposits of $608,000 at September 30, 2003 (December 31, 2002
- $421,000) relate to cash deposits made by Food Group customers for purchases made throughout the growing season in 2003, and to a deposit received on an option agreement related to certain properly held for sale (note 12 (c)).

No recognition of revenue or accrual of costs is booked until the goods are shipped. Deposits decrease during the planting season as customers purchase seeds and agronomy products.

Long term debt

At September 30, 2003, the Company's long-term debt, including current portion, is $21,864,000, a net decrease of $14,885,000 from December 31, 2002. The decrease relates to the repayment of the tender facility of $15,186,000, repayment of the convertible debenture of $5,000,000 and net repayments of other term debt of $3,319,000, offset by the increase in the term debt facility of $7,800,000 as a result of the refinancing completed in March 2003, and the note payable to the former shareholders of Kettle Valley of $820,000.

Long-term payables

The Company had deferred purchase consideration of $177,000 at September 30, 2003 (December 31, 2002 - $667,000) related to the acquisition of Virginia Materials. The deferred purchase consideration is paid on the purchase of the vendor's inventory as acquired by the Company. It is expected that this liability will be extinguish by December 31, 2003.

The Preference Shares of subsidiary companies were reduced to $152,000 from $291,000 as a result of regularly scheduled repurchases during the period and an additional repurchase of preferred shares related to a settlement with a former director relating to certain actions taken while he was the president of an operating division.

Payables to former shareholders of acquired companies decreased by $2,105,000 to $570,000 at September 30, 2003. The reduction is due primarily to the payment for the untendered shares of the former shareholders of Opta, in addition to payments related to the acquisition of Virginia Materials, offset by a note payable to former shareholders of Kettle Valley of $165,000 ($155,000 at acquisition plus foreign exchange valuation of $10,000).

Cash flow

For the nine months ended September 30, 2003, cash flow provided by operations before working capital changes was $9,021,000, an increase of 64.1% from $5,498,000 in the same period in 2002. The increase is due primarily to improvements in earnings and higher amortization charges in the first nine months of 2003 versus 2002.

Cash flow provided by operations after working capital changes was $457,000 for the nine months ended September 30, 2003 (2002 - ($458,000)), reflecting the utilization of funds for non-cash working capital of ($8,564,000) (2002 - ($5,956,000)). This utilization consists principally of an increase in accounts receivable of ($5,526,000), an increase in inventories of ($408,000), an increase in prepaid expenses and other current assets of ($893,000) and a decrease in accounts payable and accrued liabilities of ($1,924,000), offset by an increase in customer and other deposits of $187,000. The working capital deficiencies in the first nine months of 2003 reflects the impact of seasonality of the business on working capital, including the purchase and payment method with grain suppliers in the Food Group, the growth in the operations and the economic market seasonality in the Environmental Industrial Group.

Cash used in investing activities was ($3,361,000). The Company sold its short term investments for proceeds of $2,038,000 (2002 - $6,307,000), received payments on a note receivable of $1,074,000 (2002 - $1,045,000), and received payments from other investing activities of $199,000 (2002 - $101,000), offset by acquisitions of property, plant and equipment of ($3,778,000) (2002 - ($3,055,000)) and payment for the acquisition of companies of ($2,894,000) (2002
- ($1,080,000)).

Cash generated from financing activities was $34,562,000 in the nine months ended September 30, 2003 (2002 - $626,000), consisting primarily of proceeds from the issuance of common shares of $56,028,000 (2002 - $1,805,000) and an increase in borrowings under term debt facilities of $7,800,000 (2002 - $15,000,000), offset by a net decrease in bank indebtedness of ($4,285,000) (2002 - $258,000), net debt repayments of ($24,009,000) (2002 - ($16,209,000)), deferred purchase consideration payments of ($490,000) (2002 - ($754,000)), purchase and redemption of preferred shares of subsidiary companies of ($139,000) (2002 - ($922,000)) and financing costs of ($343,000) (2002 -
($499,000)). In the nine months ended September 30, 2003, there was no comparable decrease in restricted cash (2002 - $1,147,000).

Item 3 -Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the Company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash equivalents and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. At September 30, 2003 the Company had $38,892 in cash and cash equivalents.

Debt in both fixed rate and floating rate interest carry varying degrees of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As of September 30, 2003, the weighted average interest rate of the fixed rate term debt was 5.3% and $1,339,000 of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $20,525,000 at an interest rate of 3.67% is outstanding at September 30, 2003. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company's ability to manage the business with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates, the Company's after-tax earnings would decrease (increase) by approximately $171,000. Given the short duration of fixed rate debt, changes in interest rates would have a negligible affect on fixed rate debt valuations.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency, and since January 1, 2002, the United States dollar has been the Company's reporting currency. Canadian subsidiaries and corporate office use the Canadian dollar as their functional currency. The subsidiaries are subject to risks typical of multi-jurisdiction businesses, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. During the first nine months in 2003, the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from CDN $1.5776 at December 31, 2002 to CDN $1.3499 at September 30, 2003 for each U.S. dollar. The net effect of this appreciation has been a $425,000 exchange gain and a $2,103,000 increase in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company's net assets by $2,327,000. Changes would flow through the Company's cumulative translation adjustment account in shareholders' equity for self -sustaining operations and through the statement of earnings for integrated operations.

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

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At September 30, 2003, the Company owned 150,780 bushels of corn with a weighted average price of $1.86 and 173,945 bushels of soybeans with a weighted average price of $7.46. The Company has at September 30, 2003 net long positions on corn and soy beans of 75,415 bushels and 197,060 bushels, respectively. An increase/(decrease) in the commodity prices of 10% would result in a gain/(loss) of $14,000 in corn and $147,000 in soy beans, respectively. There are no futures contracts in the Environmental Industrial Group or the Steam Explosion Technology Group or related to Corporate activities.

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

Item 2. Changes in securities and use of proceeds

Net proceeds from the public offering and concurrent private placement, as described in significant developments was approximately $52,694,000. During the quarter approximately $16,200,000 was used to pay down the revolving and term credit facilities and to repay the convertible debenture. Subsequent to the quarter, approximately $5,738,000 of the proceeds was used to purchase Pro Organics and repay associated debts. We intend to use the remaining proceeds resulting from the share issuance for general corporate purposes including future acquisitions, internal expansion projects and working capital requirements.

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

                                       SUNOPTA INC.
                                       (Registrant)


                                       /s/ John Dietrich
Date November 7, 2003

                                       SunOpta Inc.
                                       by John Dietrich
                                       Vice President & Chief Financial Officer

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