Form 10-K
period 2003-12-31
SUNOPTA INC
filed 2004-03-15
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                           Commission File No. 0-9989

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

                             2838 Bovaird Drive West
                         Norval, Ontario L0P 1K0, Canada
                    (Address of Principle Executive Offices)

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

                                 Yes |X| No |_|

At March 11, 2004 the registrant had outstanding 52,892,753 common shares, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was US $445,726,637. The Company's common shares traded on Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

There are 51 pages in the December 31, 2003 10-K including this page and the index after the cover page.

SUNOPTA INC.

TABLE OF CONTENTS

FORM 10-K                                                                                                      Page
                                                                                                               ----
PART I

Item 1.   Business.................................................................................................4
Item 2.   Properties..............................................................................................22
Item 3.   Legal Proceedings.......................................................................................23
Item 4.   Submission of Matters to a Vote of Security Holders.....................................................23

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and
          Issuer Purchase of Equity Securities....................................................................24
Item 6.   Selected Financial Data.................................................................................26
Item 7.   Management's Discussion and Analysis of Financial Conditions and Results of Operations..................27
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..............................................44
Item 8.   Financial Statements and Supplementary Data.............................................................45
Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....................45
Item 9A.  Controls and Procedures.................................................................................45

PART III

Item 10.  Directors and Executive Officers of the Registrant......................................................46
Item 11.  Executive Compensation..................................................................................47
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..........47
Item 13.  Certain Relationships and Related Transactions..........................................................47
Item 14.  Principal Accountant Fees and Services..................................................................47

PART IV
Item 15.  Exhibits, Financial Statements Schedules and Reports on Form 8-K........................................48
          Index to Consolidated Financial Statements..............................................................48

Currency Presentation

All dollar amounts herein are expressed in United States dollars. Amounts expressed in Canadian dollars are preceded by the symbol "CDN$". On March 11, 2004, the noon buying rate, in New York City for cable transfers in Canadian dollars for customs purposes by the Federal Reserve Bank of New York was US$0.7560 for $1.00 Canadian.

The following table sets forth information with respect to the exchange rate of the Canadian dollar into United States currency during 2003. (1) The rate of exchange for the Canadian dollar, expressed in US dollars, in effect at the end of the year (2) the average of exchange rates in effect on the last day of each month during the year and (3) the high and low exchange rates during the year.

===========================================================
RATES                                           2003
-----------------------------------------------------------
Last Day (1)                                   $0.7713
-----------------------------------------------------------
Average (2)                                    $0.7135
-----------------------------------------------------------
High (3)                                       $0.7788
-----------------------------------------------------------
Low (3)                                        $0.6338
===========================================================

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

PART I

Item 1. Business

Overview

SunOpta Inc. ("the Company or SunOpta") owns and operates high-growth ethical businesses, focused on environmental responsibility and the health and well-being of its communities. The Company has three business units, the largest being the SunOpta Food Group (Food Group), accounting for approximately 87% of revenues. This group is well positioned in the rapidly growing natural and organic foods sectors through its vertically integrated operations throughout North America. In addition to the Food Group, Opta Minerals (formally the Environmental Industrial Group) produces distributes, and recycles industrial materials, and the StakeTech Steam Explosion Group (formally the Steam Explosion Technology Group) markets proprietary non-wood processing technology with significant licensing and application potential in the pulp, food processing and bio-fuel industries.

The Company was incorporated under the laws of Canada on November 13, 1973. The principal executive offices are located at 2838 Bovaird Drive West, Norval, Ontario, Canada, L0P 1K0, telephone: (905) 455-1990, fax: (905) 455-2529,
e-mail: info@sunopta.com and web site: www.sunopta.com.

The Company makes available, free of charge through its website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements on Form S-3 and any amendments to those reports as soon as practicable after filing or furnishing the material with the Securities and Exchange Commission.

The SunOpta Food Group, operates in the natural and organic sectors of the food industry, sectors which are realizing annual growth rates of 10% to 20%. The Company has implemented a vertically integrated model, giving basis for its "seed to table" strategy. Seed to table makes reference to the Company's ability to source grains and other agricultural products through its Grains and Soy Products Group, transforming these inputs into value added food ingredients through the SunOpta Ingredients Group, and ultimately producing and selling consumer packaged products, which are sold and distributed through the Company's Packaged & Distributed Products Group. The Grains and Soy Products Group is headquartered at 3824 93rd Street SW Hope, Minnesota 56048-0128, telephone:
(507) 451-3316, fax: (507) 451-2910, email: info@sunrich.com and website:
www.sunrich.com. The SunOpta Ingredients Group is headquartered at 25 Wiggins Avenue, Bedford, Massachusetts, 01730, telephone: (781) 276-5100, fax: (718) 276-5101, email: customer_service@opta-food.com and website: www.opta-food.com. The Packaged & Distributed Products Group can be contacted through the Norval, Ontario address.

Opta Minerals, which represents approximately 12% of consolidated sales, includes BEI/PECAL, a division of the Company, Temisca Inc., Virginia Materials Inc. (Virginia Materials) and International Materials & Supplies, Inc. (International Materials). The Group processes, sells and distributes abrasives and other industrial minerals to the foundry, steel and marine/bridge cleaning industries; sources specialty sands and garnets for the water filtration industry; and recycles inorganic materials under special permits from government authorities at both its Waterdown, Ontario and Norfolk, Virginia sites. Opta Minerals can be contacted at 407 Parkside Drive, Waterdown, Ontario, L0R 2H0, telephone: (905) 689-6661, fax: (905) 689-0485, e-mail:
info@barnesenvironmental.com and web site: www.bei.ca.

The StakeTech Steam Explosion Group, a division of SunOpta, is located on the corporate property of the Company in Norval, Ontario. This division holds numerous patents on its steam explosion process and is marketing this clean pulping system with a special focus on China, the world's largest user of non-woody pulp. The steam explosion technology uses high temperature and pressure rather than chemicals to process non-woody fibers into pulp which can be used to produce various paper products. The Group is also pursuing opportunities to leverage this technology for numerous food grade applications, primarily to convert complex sugars into food grade sweeteners and for bio-fuel production. The StakeTech Steam Explosion Group can be contacted at 2838 Bovaird Drive West, Norval, Ontario, L0P 1K0, telephone: (905) 455-1990, fax: (905) 455-2529, e-mail: info@staketech.com and web site: www.steamexplosion.com.

Change of Corporate Name

At the annual and special meeting of the shareholders of the Company held in Toronto, Canada on June 18, 2003, the shareholders of the Company approved a special resolution to change the name of the Company to SunOpta Inc., which occurred on October 31, 2003. The name change more accurately reflects the Company's stated mission and focus on the development of vertically integrated natural and organic food businesses.

The Company also changed some of its affiliated and division names, most notably the Environmental Industrial Group to Opta Minerals, the Steam Explosion Technology Group to StakeTech Steam Explosion Group and Opta Food Ingredients Inc. to SunOpta Ingredients, Inc..

Segmented Information

The Company operates in three industries:

      (1) SunOpta Food Group produces, packages, markets and distributes a wide range of natural and organic food products and ingredients with a focus on soy, oat, sunflower and corn. There are three segments in the SunOpta Food Group comprising:

            a)    Grains and Soy Products Group

            b)    SunOpta Ingredients Group

            c)    Packaged & Distributed Products Group

      (2) Opta Minerals processes, sells and distributes industrial minerals, and recycles inorganic materials for the foundry, steel, bridge and ship cleaning industries; and

      (3) StakeTech Steam Explosion Group owns numerous patents on its proprietary steam explosion technology and designs and subcontracts the manufacture of these systems for processing non-woody fibers for use in the paper, food and biofuel industries.

The Company's operations and assets are located in both Canada and the United States.

Acquisitions during 2003 and 2002

Food Group

One of SunOpta's strategies is to continue to pursue acquisitions that align with its vertically integrated model in the natural and organic food industry. SunOpta believes that this sector of the food industry is growing at 10-20% per year and that it is fragmented with numerous players in both Canada and the United States.

Specific growth strategies of SunOpta include the following:

      o Diversify the range of organic and non-GMO grains that SunOpta markets specifically including businesses that are vertically integrated through ingredients and packaged products.

      o Develop value added natural and organic food ingredient solutions to meet demands of food manufacturers wanting to improve the healthfulness of their products or expand into the natural and organic markets.

      o Expand Canadian natural and organic produce and grocery distribution businesses to become the leading coast to coast distributor in Canada.

      o Invest in healthy convenience food businesses as we believe this will be a strong area of growth in the natural and organic food sectors.

      o Selectively target natural and organic branded businesses that fit with our vertically integrated model and compliment our current product portfolio.

During the last two years SunOpta has acquired eight food businesses which are described below:

2003

Sigco Sun Products

On November 12, 2003, the Company completed the acquisition of property, plant and equipment, working capital and the business of Sigco Sunplant Inc., doing business as Sigco Sun Products (Sigco) of Breckenridge, Minnesota for total consideration of $8,479,000 including transaction costs. An additional $1,347,000 of contingent consideration may be payable if certain predetermined profit targets are achieved by the acquired business during the period January 1, 2004 to December 31, 2008 and will be recorded as goodwill when the amount and outcome of this contingency becomes determinable.

Sigco is a worldwide supplier of sunflower products and is fully integrated from the sale of sunflower seed to farmers through processing the contracted crop into finished in-shell and kernel sunflower products. The Company operates four facilities located in Minnesota, North Dakota and Kansas. Sigco markets its non-genetically modified sunflower products throughout the United States and to international markets in Europe, Asia and the Americas. The acquisition builds on the Company's vertically integrated model from seed to table and diversifies the grain products that the Company markets.

Pro Organics Marketing Inc.

On October 10, 2003, the Company acquired all of the outstanding shares of Pro Organics Marketing Inc. (Pro Organics) and related companies for cash consideration of $4,957,000 including transaction costs. An additional $964,000 of contingent consideration may be payable to the former shareholders if certain predetermined targets are achieved during the period of January 1, 2004 to December 31, 2006 and will be recorded as additional goodwill when the amount and outcome of this contingency becomes determinable.

Pro Organics is a leading distributor of certified organic fresh foods in Canada with distribution facilities located in Vancouver, Toronto and Montreal. Along with Wild West and Simply Organic, both acquired in 2002, Pro Organics gives the Company a dominant market share of the certified organic fresh foods market in Canada.

Kettle Valley Dried Fruit Ltd.

On May 1, 2003, the Company acquired all of the outstanding shares of Kettle Valley Dried Fruit Ltd. (Kettle Valley) and its related companies for cash consideration of $873,000, a note payable of $975,000 and issuance of the Company's shares valued at $821,000 for total consideration of $2,669,000.

Kettle Valley produces natural and organic fruit bars and fruit leathers with an apple base and markets these products under the Kettle Valley Real Fruit Snack and Frunola brands. The Company operates two production facilities in Summerland, British Columbia, (B.C.) the heart of the B.C. apple growing district, and has constructed a third plant in the State of Washington, the center of the apple growing region of the Western U.S. The acquisition of this business is in line with the Company's strategy to expand the natural and organic food business in Canada and enter the healthy convenience roods market, a fast growing sector for natural or organic products.

Sonne Labs Inc.

On December 1, 2003, the Company acquired all of the outstanding shares of Sonne Labs Inc. (operating as Dakota Gourmet) for cash consideration of $1,850,000 including acquisition costs. In addition, contingent consideration of $750,000 may be payable if certain predetermined profit targets are achieved by the business from January 1, 2004 to December 31, 2007 and will be recorded as additional goodwill.

Dakota Gourmet is focused on the manufacturing of innovative natural and organic snack foods using vertically integrated soy, corn and sunflower ingredients. These products are sold under the Dakota Gourmet (TM) brand and are also produced for private label customers. This acquisition will expand the Company's presence in the healthy convenience foods market and further supports the Company's strategy to grow its natural and organic product offering in this food sector.

2002

Opta Food Ingredients, Inc.

On December 4, 2002, the Company completed a cash tender offer for the outstanding common shares of Opta Food Ingredients, Inc. (Opta). Approximately 92.6% of the outstanding common shares were tendered for $2.50 per share in cash in accordance with the tender offer. On December 18, 2002 the Company merged Opta with Stake Acquisition Corp, a wholly owned subsidiary. As a result of this merger, the remaining 7.4% of the outstanding common shares of Opta were converted to a right to receive $2.50 per share in cash from the Company, amounting to $1,871,000. This amount was disbursed in 2003.

Now part of the SunOpta Ingredients Group, Opta is a leading innovator, manufacturer and marketer of proprietary food ingredients that improve the nutritional content, healthfulness, texture and taste of its customers' food products. Opta is also the world's largest supplier of oat fiber to the food industry.

Simply Organic Co. Ltd.

On December 1, 2002, the Company acquired 100% of the outstanding common shares of Simply Organic Co. Ltd. for cash consideration of $187,000. In addition, contingent consideration of $160,000 is payable and will be paid over the next two fiscal years. The full amount of contingent consideration has been accrued at December 31, 2002.

Simply Organic Co. Ltd. is an Ontario, Canada-based distributor of certified organic food products, distributed throughout much of Ontario to mass market and natural food retail outlets. As of December 31, 2003, Simply's operations have been merged with the recently acquired Pro Organic's Toronto operations.

Wild West

On November 1, 2002, the Company acquired 100% of the outstanding common shares of 632100 B.C. Ltd., successor to Wild West Organic Harvest Co-Operative Association (Wild West) for cash consideration of $889,000. In addition, contingent consideration of $144,000 may be payable if certain predetermined profit targets are achieved by the acquired business. The full amount of contingent consideration was accrued at December 31, 2002.

Wild West is a British Columbia, Canada-based distributor of certified organic and natural food products throughout Western Canada to mass market and natural food retail outlets.

Organic Kitchen

On July 2, 2002, the Company acquired certain assets including organic feed, related inventories and trademarks and the businesses of Organic Kitchen Inc. and Cloud Mountain Inc. (together forming Organic Kitchen). Consideration consisted of $297,000 paid in cash on closing. In addition, the Company will pay 10% of the pre-tax profits earned to December 31, 2005, up to a maximum of $1,268,000. This contingent consideration will be recorded as an increase to goodwill when the amount of the contingency is determinable. No contingent consideration was paid in 2003 (2002 - $nil).

The two businesses form an integrated unit which sources, blends and supplies proprietary organic feeds to organic poultry and other meat producers. The companies then partner with organic processors who package poultry and other meat products and distribute to mass marketers under private label or the Organic Kitchen (TM) brand.

Opta Minerals

International Materials

On November 1, 2002 Virginia Materials purchased the remaining 49% of the outstanding common shares of International Materials, for cash consideration of $125,000.

International Materials produces industrial garnets as a by-product from a mining operation and processes these garnets for sale to the water filtration, water jet cutting and abrasives markets.

Results from operations of the Food Group and for Opta Minerals acquisitions are included in the Company's results of operations from the date of acquisition and their respective assets and liabilities are included in the December 31, 2003 and December 31, 2002 consolidated balance sheet.

New and Amended Banking Agreement and Other Lending Facilities

During 2003, the Company amended and restated its credit agreement and also completed two subsequent amendments to its financing arrangement. The amended and restated agreement syndicated the financing arrangement to a group of banks which includes existing lenders and increased the term loan by $7,800,000 to $21,700,000. In addition, the U.S. line of credit facility was increased by $4,000,000 to $9,000,000. The Company used the incremental proceeds on the term loan, drew on the credit facility to the extent of $3,500,000 and utilized $3,886,000 of cash on hand to repay the tender facility obtained to finance the acquisition of Opta .

In May 2003, and as part of the acquisition of Kettle Valley the Company amended its facility and increased the Canadian line of credit facility to CDN $7,500,000 from CDN $5,000,000.

In December 2003, the Company amended its credit agreement and extended the term loan to June 2005. The Company fully intends to renew this term loan prior to its maturity, however, for financial statement purposes, the principal payments have been categorized as due in 2005.

Other debt facilities were entered into with the acquisitions of Kettle Valley, Sigco, Dakota Gourmet and the purchase of Oracle enterprise software for a total of $4,854,000. These have been disclosed in Note 8(d) of the financial statements.

SUNOPTA FOOD GROUP

The SunOpta Food Group (Food Group) has been built over the past five years with the acquisition of twelve companies and the start-up of one. The acquisitions include Sunrich Inc. in August, 1999, Nordic Aseptic, Inc. in August, 2000, Northern Food & Dairy, Inc. in September, 2000 and First Light Foods (Jenkins & Gournoe) in February, 2001. In April, 2002, Sunrich Valley, a newly formed division of SunOpta, launched a full line of organic dairy products under the brand name mu (TM). In addition, during 2002, SunOpta completed the acquisitions of Organic Kitchen, Wild West, Opta, and Simply Organic. In 2003, SunOpta completed the acquisitions of Sigco, Dakota Gourmet, Pro Organics and Kettle Valley. The acquisitions, coupled with significant internal growth, have established a unique, vertically integrated natural and organic foods company with significant presence in both the United States and Canada.

The Food Group is comprised of three segments, the Grains and Soy Products Group, the SunOpta Ingredients Group, and the Packaged & Distributed Products Group. These segments form the basis of the Company's vertically integrated food operations. The Company has integrated these operations in order to leverage efficiencies and cost savings, maximize product and processing capabilities and develop a platform to support continued growth in the natural and organic foods sectors.

                              [FLOW CHART OMITTED]

MAJOR DEVELOPMENTS DURING 2003 - SUNOPTA FOOD GROUP

The Company has continued to realize on its strategy of becoming a major participant in the natural and organic sector of the food industry in North America. The four acquisitions in 2003 support SunOpta's strategy and have helped the Company realize on specific objectives as follows:

      o Entered the healthy convenience foods category with the acquisitions of Kettle Valley and Dakota Gourmet.

      o Positioned the Company as the leading organic fresh food distributor in Canada with the acquisition of Pro Organics. Pro Organics has operations in Vancouver, Toronto and Montreal. Subsequent to year end, on March 1, 2004 SunOpta acquired Distribue-Vie Fruits & Legumes Biologigues Inc. (Distribue-Vie) of Montreal, Quebec. Distribue-Vie specializes in the distribution of organic fresh foods with a emphasis on produce. It services the key Quebec market along with geographic reach into Eastern Ontario and the Maritime provinces. Sales of Distribue-Vie are approximately $5,000,000. This acquisition further strengthens SunOpta's market share in natural and organic produce in Canada and also expands the Canadian Distribution Groups geographic coverage.

      o Diversified our Grains and Soy Products business with the acquisition of Sigco, a world wide supplier of vertically integrated sunflower products.

SunOpta Ingredients has also seen significant growth during the year in its oat fiber business due to the popularity of high fiber products and of the Atkins and other low carbohydrate diets. We expect these trends to continue in 2004 and have added capacity to our Cambridge, Minnesota facility and plan to add additional capacity in 2004 to meet these demands.

GRAINS AND SOY PRODUCTS GROUP

The Grains and Soy Products Group forms the foundation of the Company's vertically integrated natural and organic foods business model. This group specializes in bringing a number of identity preserved, non-genetically modified (non-GMO) and organic crops and related agronomic services to market with a core focus in food use soybean, sunflower, corn, rice and oat products. This group maintains ongoing relationships with approximately 1,850 Identity Preserved (IP) growers throughout the midwest United States, whereby seeds and related services are provided and much of the crop is subsequently purchased, genetically tested, processed and then sold to the Group's domestic and international customers. In addition, many of the grains are transferred to the Company's Ingredients Group where they are transformed into value-added specialty food ingredients and ultimately, consumer branded products. With the acquisition of Sigco, the Grains and Soy Products Group has duplicated the model that it has for soybean products with sunflowers. Sigco maintains relationships with approximately 500 farmers in the midwest. All product is non-GMO and sold to domestic and international customers as well as transferred to the Company's Packaged & Distributed Products Group which produces healthy convenience foods with a sunflower base.

The Grains and Soy Products Group also markets a number of value-added soymilk and soy ingredients including soy concentrates and dried soy powders and organic and natural food ingredients including organic snack coatings, grain sweeteners, maltodextrins, dry milled corn, milled soy, various vegetable oils, traditional and high oleic sunflower kernel.

The Grains and Soy Products Group is headquartered in Hope, Minnesota with main grain handling operations in Hope, Minnesota; Cresco, Iowa; Breckenridge, Minnesota; Goodland, Kansas; and Edson, Kansas and a sales and marketing office located in Minneapolis, Minnesota. A number of products marketed by the Group are manufactured within the SunOpta Ingredients Group.

The Grains and Soy Products Group's major products are as follows:

Grains and Inputs: Included in grain and inputs are IP, specialty soybeans, corn, various other grains such as sunflower, rice and oat, organic corn, soybeans, organic feed ingredients, milled corn, soy and oat flours. IP specialty grains and ingredients are sold to both domestic and foreign food processors.

The demand for non-GMO soybeans from foreign customers and the increased demand from domestic soy foods manufacturers have continued to fuel an increase in business volume. These trends are expected to continue in the future because of the continued growth of soy, organic and natural foods markets. The growth of sunflowers can be attributed to international demand as well as increasing domestic consumption due to growing incidence of nut allergies and increasing consumer awareness of the healthy benefits of sunflowers.

Soy and Grain Based Organic Ingredients: Soy and grain based ingredients are marketed in Asia, Europe and throughout the United States where the Group has a strong presence. The Food Group is continuing to develop new ingredient products and customers as the demand for soy-based and organic products continue to grow. The Company manufactures a range of grain sweeteners and maltodextrins under the names Maisweet, Arrosweet and Oatsweet with sweeteners carrying a high dextrose equivalent (DE) and maltodextrins carrying a lower equivalent. Organic and natural vegetable oils are sold to customers throughout the United States, Hong Kong and Japan. Organic snack coatings have been introduced in response to heavy customer demand.

Competition

The Grain and Soy products group competes with large companies in the U.S. and international commercial grain procurement market. The Group's organic specialty grains compete in the smaller niche U.S. commercial organic grains market. Key to competing in these markets is access to transportation, supply and relationships with organic producers.

The soy products business is centered in Hope, Minnesota alongside the Union Pacific Railroad. The railroad is used for the grain elevator business and distribution of products nationally. The Hope facility is 70 miles south of Minneapolis/St. Paul, which gives it access to the Mississippi River for grain transporting and "containerized" shipments to the west coast for export. The facility is centrally located within the heart of soy and corn producers. The Group has an established IP grain producer network with approximately 1,500 producers with many relationships existing for over 20 years. The Group has also been an organic certified handler and processor for a number of years and has ample grain processing and storage facilities to meet the needs of its producers and customers. The sunflower business is centered in Breckenridge, Minnesota, located within the heart of North American sunflower production and close to required transportation sources.

Distribution, Marketing and Sales

The Grains and Soy Products unit ensures that it provides its customers with the highest quality organic, non-GMO and IP specialty grains and seeds, by serving as a grower's supplier of seed, purchaser of the grower's specialty crops and distributor of IP specialty products. The Group's "full circle" approach allows it to satisfy the specific needs of foreign and domestic food manufacturers and processors by providing products in the varieties and quantity needed in a timely fashion; transporting products to meet customers' needs by being able to package in containers, truck, rail or barge; providing product information and technical support during the growing, processing, and marketing phases, and offering complete service of product including grading, formulation, processing, quality control and packaging.

Bulk commodity products revenues are sensitive to distribution costs. This can limit their competitiveness in particular markets. Competitive bulk and container freight costs give the Group access to Japanese and Mexican export markets. Uncompetitive freight costs compared to South American and Eastern Canada limit soybean opportunities in European markets, however Europe is a major market for the Company's containers shipments of inshell and kernel sunflowers.

Suppliers

IP and organic grains and seeds sourced from over 2,000 North American growers and suppliers via annual contracts or spot market purchases. There is ample supply of grains to satisfy the Group's needs with expanding production in other parts of the world to provide additional supply if crop or market conditions limit the North American supply. The Group has the ability to divert available product based on market demand and customer requirements in order to maximize return.

THE SUNOPTA INGREDIENTS GROUP

The SunOpta Ingredients Group (Ingredients Group) is focused on transforming both internally and externally sourced raw material inputs into value-added food ingredient solutions. The Group specializes in the technical processing of specialty food ingredients with a focus on non-genetically modified, natural, functional and organic offerings. The Group works closely with customers to identify product formulation, cost and productivity issues and develops solutions to these problems based on proprietary, value-added, highly functional food ingredients and ingredient systems utilizing the Group's extensive technical and manufacturing base.

The Ingredients Group is an innovator in the value-added food ingredients market with a technical selling and product applications focus. Based on management's estimates, the Group is one of the largest producers of soymilk concentrate in the United States and is the world's largest supplier of oat fiber to the food industry. Through its extensive manufacturing platform, the Group markets the Canadian Harvest(TM) Oat Fiber family of insoluble fiber products, a number of value-added starch-based texturizers, resistant starches and proprietary stabilizer blends under the Opta Ingredient Systems(TM) umbrella, and a number of custom processed ingredients including soluble fiber, natural preservatives and fractionalized oat.

The Ingredients Group is headquartered in Bedford, Massachusetts. Processing facilities are located in Alexandria, Minnesota (2); Fosston, Minnesota; Cambridge, Minnesota; Galesburg, Illinois; Bertha, Minnesota; Afton, Wyoming, Louisville, Kentucky and St. Thomas, Ontario. (The St. Thomas facility is scheduled for closure in the second quarter of 2004).

The Ingredients Group is well positioned to capitalize on the rapid growth of the natural and organic food markets. The Company produces a broad offering of soy-based food products for the U.S. and international markets. The proliferation of great tasting, healthy soy foods has increased the availability of soy products to consumers. The increase in consumer demand has resulted in soy food products experiencing some of the largest growth rates of any category in the food industry. The FDA allows soy products containing more than 6.25 grams of soy protein per serving to make the claim of improving cardiovascular health of consumers.

The 2002 acquisition of Opta has added a unique portfolio of products and this has expanded the Group's specialty food ingredient business on the basis of two main technology platforms: fiber-based texturizers which include Canadian Harvest (TM) Oat Fibers and Stabilized Bran products, and Opta Ingredient Systems(TM) which include OptaGrade(R), OptaMist(R), OptaFil(R), CrystaLean(R), OptaMax(R), Shimizu Konjac Flour, Blanver's Best microcrystalline cellulose
(MCC) and other proprietary stabilizer blends.

The Group's food ingredients are used by more than 350 customers in the U.S., Canada, Latin America, Western Europe, the Middle East, Asia and the Pacific Rim, including some of the largest U.S. consumer packaged food companies and quick service restaurant chains.

In publications from both the American Dietetic Association and a Mayo Clinic Health letter it was noted that fiber consumption is below recommended levels in the US. The Ingredients Group's Canadian Harvest line of oat fibers and stabilized brans are used in numerous products such as fiber-enriched breads and other baked goods, breakfast cereals and snack bars as well as a bran-containing yogurt specifically to boost fiber content. These products can be used to increase fiber content of foods while minimizing negative effects on taste and texture. The Group's oat fibers which are insoluble fibers enhance overall gastrointestinal health. Oat fiber is a primary ingredient in breads, pastries, muffins, tacos and tortillas as food companies reformulate their products to meet the explosive growth of consumers adhering to the Atkins and other low carbohydrate diets. Stabilized oat brans can be used as a source of soluble fiber (beta-glucan) which is beneficial to cardiovascular health.

The Ingredients Group is also a leader in the area of resistant starches under the tradename CrystaLean(R). Resistant starch is more slowly digested than conventional food starch and therefore, is partially fermented in the lower gastrointestinal tract. The resistant starch can then be used as an energy source for gut bacteria which promote good intestinal health and can also be metabolized to short chain fatty acids which are purported to be anti-carcinogenic. Most importantly, resistant starch is broken down to glucose at a slower rate than conventional starch which is advantageous for foods formulated specifically for diabetics.

Many of the starch-based texturizers and ingredient blends were originally developed for and are used in reduced fat versions of a variety of dairy products such as low fat or fat-free cottage cheese, sour cream, cream cheese, or process cheeses. As discussed in a document entitled " Taking the Fat Out of Food" from the U.S. Food and Drug Administration, reducing fat intake by consuming reduced fat versions of these products is an element of a healthier diet.

In addition to helping food manufacturers improve the healthfulness of their food products, the Ingredients Group's family of texturizing ingredients can improve the overall quality of food products, reduce formulation costs and meet specific processing requirements. The Company believes that all of its products are GRAS (Generally Regarded As Safe, see Regulation section for a further description) under current FDA regulations.

The Ingredients Group's major products are as follows:

Fiber-Based Products

Canadian Harvest: Canadian Harvest Oat Fibers are a family of insoluble fiber products derived from oat hulls. Oat Fibers are used commercially to increase yield and enhance texture in ground meat products, to add strength and reduce breakage of taco shells and ice cream cones, and to enhance texture and increase the fiber content of cereals, breads, cookies and crackers. The company also offers Canadian Harvest Stabilized Brans derived from oat, wheat and corn, as well as wheat germ. The Stabilized Brans are heat-treated to extend shelf life and ground to meet customer needs for appropriate particle size.

Opta Ingredient Systems

Opta Ingredient Systems are proprietary blends of texturizing agents and other ingredients that are primarily developed and sold for use in the dairy, salad dressing and soy-based product categories. Many of the Ingredient Systems contain one of the Group's unique and proprietary starch-based texturizers which are described below.

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

Konjac Flour: Under a distribution agreement with Shimizu International, Inc. of Japan, SunOpta Ingredients is the exclusive North American distributor for konjac flour for food ingredient applications. A unique and very versatile texturizing agent obtained from the konjac plant commonly cultivated in East Asia, konjac flour provides excellent heat and freeze thaw stability when used to thicken or gel processed foods. Based upon current sales levels, the Company does not believe the distribution agreement with Shimizu is material.

Microcrystalline Cellulose (MCC): Under a distribution agreement with Blanver Farmoquimica, Ltda. of Brazil, SunOpta Ingredients is the exclusive distributor of MCC for food-related applications in the United States. MCC, commonly known and labeled as cellulose gel, is a naturally derived stabilizer, texturizing agent and fat replacer. It is used extensively in reduced fat salad dressings, numerous dairy products including cheese, frozen desserts and whipped toppings and bakery products. Based upon current sales levels, the Company does not believe the distribution agreement with Blanver is material.

Custom Ingredients and Services

The Company produces a number of unique functional food ingredients on a contract basis utilizing customer's proprietary technology. Products include:

Benefiber: A soluble guar based fiber food ingredient, produced under a manufacturing agreement for a Japanese customer, whereby the Japanese based customer has the sole and exclusive rights to the product specifications. The product is also sold to a U.S. based customer for U.S. distribution. Based upon current sales levels, the Company does not believe the manufacturing agreement is material.

Beta-Trim: Fractionalized oat based food ingredients produced under agreement for domestic customers.

Microgard: A family of natural food preservatives.

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

Competition

Food ingredients are considered unique niche items usually developed or processed for specific customers. This Group competes with other product developers and specialty processors for the specialty ingredient business.

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

Distribution, Marketing and Sales

Utilizing a technically oriented customer account team, the Ingredients Group believes that the most effective way to solve each customer's problem is to gain a thorough understanding of the customer at all levels, build solid working relationships throughout the customer's organization, be knowledgeable of the market segment in which the customer competes, and have a detailed technical understanding of the customer's problem as well as its preferred solution. The Company takes a multidisciplinary approach in order to achieve this level of customer understanding and service. Members of the Ingredient Group's direct sales force are teamed up with the appropriate technical personnel to work as "consultants" in defining and developing a range of potential solutions to their formulation and product development problems. In all cases, the Ingredient Group's strategy is to provide outstanding service and responsiveness, which the Company believes, will lead to additional opportunities with existing and prospective customers.

Suppliers

The Ingredients Group's raw materials and packaging needs are sourced from various suppliers who provide products that contractually are required to comply with certain specifications. Products are sourced from over 1,000 suppliers with availability subject to world market conditions. There are a number of alternative sources of supply for all raw materials with critical customer supply relationships highlighted below.

Dairy ingredients are purchased from a number of suppliers, primarily dairy producer cooperatives. Product is purchased in the spot market with certain ingredients purchased via short-term supply contracts.

Oat hulls are primarily sourced from a major food company and there is ample supply to meet production requirements.

Maltodextrin is purchased on contract from several suppliers. There is substantial production capacity among these suppliers for maltodextrin. Organic maltodextrins are produced by the Group from organic grains sourced from contract growers.

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

THE PACKAGED & DISTRIBUTED PRODUCTS GROUP

The Packaged & Distributed Products Group represents the final layer of the Company's vertically integrated natural and organic foods business model. This Group includes a small but growing branded foods business in both Canada and the U.S., aseptic packaging services for soymilk and other customers, a rapidly growing Canadian distribution business and a healthy convenience food business which includes the recent acquisitions of Kettle Valley and Dakota Gourmet. The focus of this group is on the development, marketing and distribution of consumer branded natural and organic food products, utilizing integrated inputs and processing expertise to drive low cost, high quality products.

In Canada, the Company markets a line of branded organic dairy products including milk, butter and creams under the mu trademark and a number of organic food ingredients including organic skim and whole milk powders. The Group also markets a line of organic poultry and pork products under the Organic Kitchen label and other private labels.

The Packaged & Distributed Products Group started to build a Canadian national natural and organic food distribution system in 2002 when the Company acquired Wild West Organic Harvest based in Richmond, British Columbia and Simply Organics based in Toronto, Ontario. In late 2003 SunOpta acquired Pro Organics based in Burnaby, British Columbia with other facilities in Toronto and Montreal. Most recently the Company acquired Distribue-Vie, an organic fresh foods distributor serving Montreal, Eastern Ontario and the Maritime provinces. Together these companies form the basis of the national distribution system, handling approximately 3,000 natural and organic food products, including the Company's branded line of dairy, poultry and fruit bar products.

In the U.S. the Group focuses on the aseptic packaging of shelf stable beverages and liquid products from the SunOpta Aseptic (formerly Nordic Aseptic Inc.) facility. The SunOpta Aseptic facility has been significantly upgraded over the past three years as a result of the acquisition of a new half gallon filler, a new boiler, new mix room facilities, a new CIP (clean in place) system, a number of storage tanks, waste treatment processing and numerous upgrades and improvements to existing equipment. The Company has an agreement with a major food company to provide aseptic finished product. The Group also owns beverage trademarks including Rice-um and Soy-um which are currently co-branded under an arrangement with a U.S. Specialty Food retailer. The U.S. Packaged division also markets a number of organic consumer products in the United States under the brand names SunRich Naturals including soy-based veggie burgers, edamame and other frozen soy vegetables.

The Packaged & Distributed Products Group's major products are as follows:

Aseptic Packaged Products: Processing and packaging of shelf stable liquid products is performed at SunOpta Aseptic. The Group packages aseptic products for some of the leading consumer branded food companies in the United States and also has its own proprietary branded products being marketed under the trade names Rice Um and Soy Um.

Fruit Bars and Leathers - The Group produces apple based natural and organic fruit bars and leathers, which are marketed under the names Kettle Valley Real Fruit Snack, Frunola and various private label brands.

Sunflower Snacks - The Group produces natural and organic packaged ready to eat sunflower products sold under the Dakota Gourmet brand and various private label brands.

Sunrich Naturals - The Group produces and markets North American grown Individually Quick Frozen (IQF) frozen soy vegetables as podded edamame and shelled edamame. A line of gluten free soy-based veggie burgers was introduced under the Sunrich Naturals label to the Natural Foods Market in 2003.

Organic Dairy - Full line of packaged organic milk and organic butter products under the trade name mu as well as organic dairy ingredients including organic skim milk powder.

Organic Meat Products - Current products include organic chicken, organic pork and organic turkey sold under the Organic Kitchen trademark and various private label names.

Fresh Organic Produce - The Group distributes a full line of certified organic fruits and vegetables.

Natural and Organic Grocery - The Group distributes approximately 2,400 natural and organic grocery items from a broad range of North American suppliers.

Competition

The Company's aseptic packaged products compete with numerous other manufacturers of similar size with similar aseptic packaged products.

Kettle Valley and Dakota Gourmet competes against much larger competitors in the snack food category.

The Canadian Distribution division compete against much larger conventional produce and natural food grocery distributors.

Organic Kitchen and SunOpta Dairy competes against other providers of organic poultry and organic dairy products as well as significantly larger food companies that provide specialty or high end products that compete with organic products. The Group is the largest distributor of organic fresh foods in Canada.

Distribution, Marketing and Sales

Kettle Valley and Dakota Gourmet market their products through natural and mass market grocery retailers, mass merchandising, U.S. School programs and other distribution channels. The products are sold under the Kettle Valley Real Fruit Snacks, Frunola and Dakota Gourmet Labels as well as by contract under various private label brands.

The Canadian Distribution Group's primary distribution coverage includes central and western Canada. It competes through the breadth of its product line, providing excellent product quality and consistency and by maintaining strong relationships with customers, growers, and suppliers.

The Group's Packaged Products are marketed to other food manufacturers under private label brands and direct to grocery, and food specialty stores for our own branded products.

Suppliers

The Canadian Distribution Group sources products from over 500 suppliers. Overall supply is sufficient. Supply related to fresh produce items is controlled through spot pricing and changes are reflected in prices to end customers.

There are no supply contraints for the other organic and natural products including culled apples, organic milk, organic soy concentrate (supplied internally) and sunflowers (supplied internally).

REGULATION - SUNOPTA FOOD GROUP

The Food Group is affected by governmental agricultural regulations and policies. State and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food regulations are examples of regulations that affect this Group. Government-sponsored price supports and acreage set aside programs are two examples of policies that may affect this Group.

In addition, several of the Food Group's business activities are subject to U.S. environmental regulations. The Food Group is involved in the manufacture, supply, processing and marketing of organic seed and food products and, as such, is voluntarily subject to certain organic quality assurance standards. The Food Group is currently in compliance with all state and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food-handling regulations. Regulatory agencies include the United States Department of Agriculture (USDA), which monitors both the food processing and agricultural grain business as well as the Food and Drug Administration (FDA) which oversees food safety and efficacy.

Certain food ingredient products are regulated under the 1958 Food Additive Amendments to the Federal Food, Drug and Cosmetic Act of 1938 (the "Act"), as administered by the FDA. Under the Act, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is Generally Recognized As Safe (GRAS) under the conditions of its intended use by experts qualified by scientific training and experience to evaluate the safety of food ingredients. A food additive is any substance, "the intended use of which results or may reasonably be expected to result, directly or indirectly, in its becoming a component or otherwise affecting the characteristics of any food." Such pre-marketing approval for ingredients that are not GRAS, which is issued in the form of formal regulation, requires a showing both that the food ingredient is safe under its intended conditions of use and that it achieves the function for which it is intended.

GRAS status can be established through "self-affirmation" in which the producer determines on its own that the ingredient is GRAS, typically with the assistance of a panel of experts. At its option, the producer may also submit a "GRAS Notification" to the FDA. Although FDA no longer officially recognizes the GRAS status of ingredients through a petition and regulation process, a lack of FDA objection to such a GRAS Notification is widely recognized as important evidence of GRAS status.

A food ingredient may be deemed GRAS under the conditions of its intended use based upon its history of common use in food prior to 1958, or based upon scientific procedures which produce the same quantity and quality of scientific evidence as would be required for the FDA to issue a pre-market approval of the sale of a food additive. In either case, in order to establish that a product is GRAS, it must not only actually be safe in its intended use, but it must be generally recognized as such. If a food ingredient is not entitled to GRAS status, pre-market approval must be sought through the filing of a Food Additive Petition.

Countries other than the U.S. also regulate the sale of food ingredients. Regulations vary substantially from country to country, and the Company takes appropriate steps to comply with such regulations as necessary.

Many of the Food Group products are being marketed pursuant to GRAS self-affirmation. The Food Group believes that most products for which it has retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. Thereafter, the group decides whether self-affirmation procedures, and a GRAS notification will be appropriate. Certain of the Company's products may require a Food Additive Petition and in the event that one is required, the Company may elect to sell or license its rights to another party.

The Food Group endeavours to comply in all material respects with applicable environmental regulations. Some of the key regulations include:

Air Quality - regulated by EPA and certain city/state air pollution control groups. Emission reports are filed annually.

Waste Treatment/Disposal - solid waste is either disposed of by a third-party or in some cases the Company has a permit to haul and land apply. Agreements exists with local city sewer districts to treat waste at specified levels of Biological Oxygen Demand (BOD) and Total Suspended Solids (TSS).

Sewer - agreements with the local city sewer districts to treat waste as specified limits of BOD and TSS. This requires weekly/monthly reporting as well as annual inspection.

Hazardous Chemicals - various reports are filed with local city/state emergency response agencies to identify potential hazardous chemicals being used in our facilities.

RESEARCH AND DEVELOPMENT - SUNOPTA FOOD GROUP

The Food Group has developed a number of new soy ingredients and alternatives to accommodate new product adaptation of these ingredients into various food items. The expanding interest to incorporate soy-based foods in consumers' diets creates numerous opportunities to develop soy ingredients that can be incorporated into food developer's menu items. The Food Group continues to research products and processing systems that are required to serve the growing natural and organic foods markets and continues to expand in areas such as organic oils and organic snack coatings.

In addition to the development of basic ingredients the Food Group has a staff of highly trained and experimental food scientists and engineers dedicated to resolve its customer formulation challenges. Applications and technical service support provided by the Group includes all aspects of food product development from concept to commercial launch as well as ongoing manufacturing support.

INTELLECTUAL PROPERTY - SUNOPTA FOOD GROUP

The nature of a number of the Food Group's products and processes requires the Company to create and maintain a number of patents and trade secrets. The Group's policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the U.S. and in selected foreign jurisdictions.

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

EMPLOYEES - SUNOPTA FOOD GROUP

The Food Group has 696 full-time employees. There is one union at the Company's St. Thomas, Ontario facility that covers approximately 11 employees. Subsequent to year end, the Company announced closure of this facility, which will result in the termination of the employees and the transfer of the business to one of the Food Groups other facilities. Management considers relations with its employees to be good.

PROPERTIES - SUNOPTA FOOD GROUP

The Food Group operates from seventeen processing facilities (13 owned, 4 leased) in seven U.S. states and one Canadian province. The Group also owns and leases a number of office and distribution locations and also leases and utilizes public warehouses to satisfy its storage needs. For more details please see Item 2. - Properties.

OPTA MINERALS

Opta Minerals has two principal business lines:

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

Opta Minerals' processing of cement additives and certain abrasives slows down during the January to March period, corresponding to reduced cement production and difficult winter operating conditions. The foundry and steel businesses are not considered seasonal. The establishment of the Louisiana manufacturing facility in 1998 and the subsequent acquisition of Virginia Materials helps to mitigate the seasonality of this Group.

The distribution of products is freight sensitive for lesser value added products and is focused on the Ontario and Quebec markets while the higher value products such as abrasives and garnets are shipped throughout the U.S. The annual volume of materials processed and distributed is approximately 180,000 tonnes.

Major Developments during 2003

During the year the Company finalized its plan to sell its Hamilton based manufacturing and processing facility for $1,041,000. The sale was completed in early 2004. Production from this facility has been transferred to the

Group's Waterdown, Ontario facility. Cost savings are expected to be approximately $290,000 per annum, excluding onetime costs.

In 2003 Opta Minerals signed a 5 year lease in Baltimore, Maryland. The Group plans to complete installation of an abrasives facility on this site and be operational by the third quarter of 2004.

Major Products

Barshot/Crystalgrit: Opta Minerals has a licence agreement with Crystalgrit, Inc. from Quebec, Canada, the patent holder of "Specular Hematite as an Impact Material" which gives the Group the exclusive right to market this material in the two central Canadian provinces, Great Lakes and Northeast Atlantic region states and the state of Alabama and the non-exclusive right for the balance of North America. The Company pays 5.5% of the net sales price on products sold under the license agreement with a minimum of CDN $175,000 per year. The Group also has the first right of refusal for a licence in 5 other US states. Based on current sales levels, the Company does not believe the license agreement to be material.

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

Slag Abrasives: Opta Minerals markets copper slag abrasives under the name "Ebony Grit" into the Ontario and Quebec markets. With the acquisition of Virginia Materials the Group expanded its product offering with a coal slag abrasive under the name of "Blackblast".

Garnets: Opta Minerals is a producer of garnets for the water jet cutting, water filtration and abrasive industries. The Group also has an agreement with a garnet supplier in China, complimenting this with a Distributor Agreement with a garnet sand supplier in India. These high value products are sold to the water jet cutting and wet and dry abrasive blasting markets.

Silica Sands: Opta Minerals supplies major foundry customers in Quebec and Ontario with silica products. The acquisition of Temisca Inc. in 2000 provided the Group with a lower cost and secured supply of silica raw materials which has allowed the Group to remain a key supplier in this market. The properties of the Temisca silica sands are suited to the filtration, frac sand, golf course sand and construction applications.

Resin Coated Sand: Based upon management's understanding of the market, the Group is a dominant supplier of resin coated sand in Ontario and Quebec via products sourced from the U.S.. Resin coated sand is used exclusively by the foundry industry.

Competition

Opta Minerals conducts business throughout North America with a focus on key regions. Key regions comprise the Quebec-Detroit corridor, New York, Norfolk, Virginia and the Louisiana Gulf region, all of which are areas of high volume ship repairs and bridge cleaning activities. The Group is competitive in abrasive and value added products in surrounding areas such as Michigan, New Jersey and Ohio.

The Group competes against a variety of competitors servicing the foundry, steel, abrasive, water jet and filtration industries. Each of these product categories are normally served by as many as three competitors. The Group competes through a combination of exceptional product quality and customer service combined with competitive pricing in these markets.

In 1994, the Waterdown site was awarded a Certificate of Approval from the Ontario Ministry of Environment and Energy to recycle non-hazardous and hazardous solid waste. To obtain the certificate management was required to file an operations and management plan with its initial application. Along with maintaining a bond of CDN $750,000 with the Ontario Ministry of Environment, the Company is limited in the amount of hazardous waste that it can store and receive on any one day as well as the overall length of time hazardous wastes can be stored. The Company is subject to periodic audits by the Ministry to ensure proper storage, proper classification of hazardous wastes and security of materials as well as controls and monitoring of ground and storm water management, contingency plans and site inspections. The significance of this Certificate of Approval is that the Opta Minerals Group can recycle certain types of solid waste, which could not be recycled without a Certificate of Approval, as many materials have been declared hazardous by the Ontario Ministry of Environment and Energy. The Certificate of Approval has no fixed expiry date, however the Company must comply with requirements listed in the terms of the Certificate of Approval, as summarized above to maintain its good standing.

Materials that can be recycled under the Certificate of Approval represent less than 25% of the materials processed by Opta Minerals. The Certificate of Approval serves as a barrier to entry for other operators.

Suppliers

Most of the Opta Minerals' critical raw materials are purchased through approved suppliers to ensure the highest quality and the supplier's ability to adhere to the Group's requirements.

Opta Minerals receives materials from in excess of 2,000 suppliers. While the Group has several alternative sources of supply for many of the inputs it requires, it also has several key supplier relationships, which are summarized below.

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

Regulation

Opta Minerals' business primarily involves the handling of materials, which are inorganic and mineral based. These types of materials are generally benign and do not give rise to environmental problems.

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

Employees

Opta Minerals has 83 employees. With the closure of the Hamilton location, Opta Minerals has one union site in Waterdown, Ontario. The contract extends to 2005. Management considers relations with employees to be good.

Properties

Opta Minerals operates from six locations excluding Hamilton. The primary operating facility with administrative, laboratory and principal production is located in Waterdown, Ontario. In addition, the Group owns a distribution/warehouse facility in Lachine (Montreal), Quebec and the Temisca sand property in located in northern Quebec. The Group also leases production/distribution facilities in New Orleans, Louisiana, Norfolk, Virginia and Keesville, New York. For more details please see Item 2 Properties. In January 2004 the Company sold its Hamilton, Ontario production facility and moved the operations to its Waterdown location.

STAKETECH STEAM EXPLOSION GROUP

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

For the past several years the group has focussed its marketing efforts on the production of pulp for paper from non-woody fibers and the production of celluose derivatives. The Group is also pursuing a number of food based applications with both external parties and internally through the Company's SunOpta Food Group and bio-fuel opportunities specifically related to the production of ethanol.

StakeTech's steam explosion business is not affected by seasonality.

Major Developments in StakeTech Steam Explosion Group in 2003

In 2003, the StakeTech Steam Explosion Group continued to focus on marketing pulping systems to China through its agent, Pacitec Inc. (Pacitec). In 2003, Pacitec maintained its exclusive rights for the Chinese market and continues to actively pursue the sale of StakeTech Systems.

In conjunction with Pacitec, the Company is currently pursuing equipment sales to several separate projects in China. The Company is pursuing the setup of a pilot/demonstration plant in China as a means to realize on its technology in China. The Group has also begun to focus on the use of its technology for food applications specifically related to the grains, (oats, soy and sunflowers) that the Company currently sells. Testing of the materials began in 2003 in the Group's newly renovated labs and will continue in 2004.

Along with food applications the Group has been working with a major ethanol producer for the use of the StakeTech system to convert biomass to ethanol.

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

The application of this technology to food and biofuel applications is "application specific" and it is not believed that direct competition is a factor in this regard.

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

Regulation

StakeTech steam explosion technology may use chemicals in addition to steam to treat fibrous material. This technology does not generally produce appreciable pollutants and the Company believes that its existing facilities are in full compliance with applicable laws concerning the environment. To date the Company has not found it necessary to spend significant amounts in order to comply with applicable environmental laws. It is anticipated that future sales or licenses of the Company's technology will be made where the StakeTech System is but one part of a larger process, as for example in the manufacture of pulp or biofuels. In these instances, the overall project may be subject to federal, state or local provisions regulating the discharge of materials into the environment. Compliance with such provisions may result in significant increases in the costs associated with the overall project.

Proprietary Technology

The Company recognizes that there exists a threat of others attempting to copy the Company's proprietary StakeTech System and/or appropriate the technology. To mitigate this risk, the normal business practice of the Group includes the signing of confidentiality agreements with all parties to which confidential information is supplied including all customers and licensees. The Company also holds several patents on its equipment and process technology.

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

Financial Exposure Related to Bonding and Guarantees

To enter markets such as China, the Company expects to have to provide substantial performance guarantees in the form of process guarantees and equipment guarantees. These guarantees will need to be backed by bank guarantees and/or surety bonds. The Company endeavours to reduce the associated risks; however there will always remain a possibility that the Company's guarantees or bonds could be called, rightfully or wrongfully and/or the equipment supplied fails to meet the guarantees and warranties provided resulting in potential financial losses to the Company.

Research and Development

During 2003, research and development activities related to client specific investigations and focused on the production of pulp from straw from China and other food based and biofuel applications.

Employees

The StakeTech Steam Explosion Group has 3 employees; 2 engaged in technical support, systems design and R&D, and 1 engaged in marketing, sales and engineering. Since the division subcontracts out the production of its equipment, it does not anticipate significantly increasing the size of its work force until it receives a contract for its equipment. The Group has hired additional people in 2004 related to research and customer contracts in the development of the technology for bio-fuel and food based applications.

CORPORATE OFFICE

The corporate office of SunOpta is located in owned premises in Norval, Ontario. Ten staff are employed in a variety of management, financial and administration roles.

Environmental Hazards

The Company believes, with respect to both its operations and real property, that it is in material compliance with environmental laws at all of its locations and specifically with the requirements of its Certificate of Approval issued by the Ontario Ministry of the Environment and Energy on the Opta Minerals property in Waterdown, Ontario.

Employees

As of December 31, 2003 the Company had 792 employees broken out by division below:

    ----------------------------------------------------------------------------------------------------
    Divisions                                                                 Number of Employees
    ----------------------------------------------------------------------------------------------------
    Food Group                                                                                      696
    ----------------------------------------------------------------------------------------------------
    Opta Minerals                                                                                    83
    ----------------------------------------------------------------------------------------------------
    StakeTech Steam Explosion, Cdn Packaged Products and Corporate Office                            13
    ----------------------------------------------------------------------------------------------------
    Total                                                                                           792
    ----------------------------------------------------------------------------------------------------

Item 2. Properties

SunOpta Food Group

The Company operates from the following major locations which are owned unless otherwise noted:

------------------------------------------------------------------------------------------------------------------------------------
  Location                        State/Province      Group/Sub Group                         Description
------------------------------------------------------------------------------------------------------------------------------------
  Norval                          Ontario             Corporate Head Office/Steam Explosion   Corporate office and laboratory
                                                      & Packaged & Distributed Products       facilities
------------------------------------------------------------------------------------------------------------------------------------
  Louisville (Leased) (1)         Kentucky            SunOpta Ingredients                     Oat fiber production
------------------------------------------------------------------------------------------------------------------------------------
  Hope                            Minnesota           SunOpta Ingredients                     Head office and grain processing
------------------------------------------------------------------------------------------------------------------------------------
  Alexandria                      Minnesota           SunOpta Ingredients                     Soymilk processing
------------------------------------------------------------------------------------------------------------------------------------
  Bertha                          Minnesota           SunOpta Ingredients                     Drying and blending
------------------------------------------------------------------------------------------------------------------------------------
  Fosston                         Minnesota           SunOpta Ingredients                     Processing and drying
------------------------------------------------------------------------------------------------------------------------------------
  Cambridge                       Minnesota           SunOpta Ingredients                     Oat fiber processing
------------------------------------------------------------------------------------------------------------------------------------
  St. Thomas                      Ontario             SunOpta Ingredients                     Brans and wheat germ production
------------------------------------------------------------------------------------------------------------------------------------
  Afton                           Wyoming             SunOpta Ingredients                     Soymilk processing
------------------------------------------------------------------------------------------------------------------------------------
  Bedford                         Massachusetts       SunOpta Ingredients                     Head office and development center
------------------------------------------------------------------------------------------------------------------------------------
  Galesburg                       Illinois            SunOpta Ingredients                     Starch based production
------------------------------------------------------------------------------------------------------------------------------------
  Richmond (Leased) (2)           British Columbia    Packaged & Distribution Products        Office, distribution and warehousing
------------------------------------------------------------------------------------------------------------------------------------
  Mississauga (Leased) (3)        Ontario             Packaged & Distribution Products        Distribution
------------------------------------------------------------------------------------------------------------------------------------
  Burnaby (Leased) (4)            British Columbia    Packaged & Distribution Products        Office, distribution and warehousing
------------------------------------------------------------------------------------------------------------------------------------
  Toronto (Leased) (5)            Ontario             Packaged & Distribution Products        Distribution
------------------------------------------------------------------------------------------------------------------------------------
  Leonard (Leased) (6)            Quebec              Packaged & Distribution Products        Distribution
------------------------------------------------------------------------------------------------------------------------------------
  Alexandria                      Minnesota           Packaged & Distribution Products        Aseptic Packaging
------------------------------------------------------------------------------------------------------------------------------------
  Summerland (2 Leased) (7)       British Columbia    Packaged & Distribution Products        Head office and processing facility
------------------------------------------------------------------------------------------------------------------------------------
  Omak (Leased) (8)               Washington          Packaged & Distribution Products        Processing, warehouse and distribution
------------------------------------------------------------------------------------------------------------------------------------
  Wahpeton                        North Dakota        Packaged & Distribution Products        Processing, warehouse and distribution
------------------------------------------------------------------------------------------------------------------------------------
  Cresco                          Iowa                Grains & Soy Products                   Milling
------------------------------------------------------------------------------------------------------------------------------------
  Breckenridge                    Minnesota           Grains & Soy Products                   Distribution
------------------------------------------------------------------------------------------------------------------------------------
  Goodland                        Kansas              Grains & Soy Products                   Grain processing and distribution
------------------------------------------------------------------------------------------------------------------------------------
  Edson (Land Lease) (9)          Kansas              Grains & Soy Products                   Grain processing and distribution
------------------------------------------------------------------------------------------------------------------------------------

(1)   Lease has an expiry date of July 2005.

(2)   Lease has an expiry date of September 2007.

(3)   Lease has an expiry date of December 2007.

(4)   Lease has an expiry date of August 2009.

(5)   Lease has an expiry date of December 2006.

(6)   Lease has an expiry date of December 2005.

(7)   Leases have an expiry date of Nov. 2007 & Sept. 2016 respectively.

(8)   Lease has an expiry date of April, 2008.

(9)   Lease has an expiry date of December 2006.

Opta Minerals

Opta Minerals operates from the following major locations which are owned unless otherwise noted:

-----------------------------------------------------------------------------------------------------------------------
Location                        State/Province         Group                 Description
-----------------------------------------------------------------------------------------------------------------------
Waterdown                       Ontario                Opta Minerals         Head office, processing and distribution
-----------------------------------------------------------------------------------------------------------------------
Lachine                         Quebec                 Opta Minerals         Distribution
-----------------------------------------------------------------------------------------------------------------------
Bruno de Guiges                 Quebec                 Opta Minerals         Specialty sands
-----------------------------------------------------------------------------------------------------------------------
New Orleans (Leased) (1)        Louisiana              Opta Minerals         Abrasives processing
-----------------------------------------------------------------------------------------------------------------------
Norfolk (Leased) (2)            Virginia               Opta Minerals         Processing and distribution
-----------------------------------------------------------------------------------------------------------------------
Keeseville (Leased) (3)         New York               Opta Minerals         Garnet processing and distribution
-----------------------------------------------------------------------------------------------------------------------
Baltimore (Leased) (4)          Maryland               Opta Minerals         Future site for abrasives facility
-----------------------------------------------------------------------------------------------------------------------

(1)   Lease has an expiry date of December 2005.

(2) Lease has an expiry date of October 2010 and an option to purchase for $2 million before October 2006.

(3)   Lease has an expiry date of September 2010.

(4)   Lease has an expiry date of December 2008.

StakeTech Steam Explosion Group and Executive Offices

The Company's Executive Group, StakeTech Steam Explosion Group, SunOpta Dairy and Organic Kitchen operations are located at 2838 Bovaird Drive West, Norval, Ontario, a property owned by the Company.

Item 3. Legal Proceedings

The SunRich Food Group a subsidiary to the Company has commenced a suit against a supplier for failure to adhere to the terms of a contract. The Company and its legal counsel believe that this claim has merit. The Company has ceased co-packing arrangements under the existing contract and has commenced packing under separate arrangements. It cannot however be determined if there will be any recovery by the Company at this time and the Group is expensing the costs of pursuing this suit on a monthly basis. The supplier has counter-sued the Company for breach of contract. The Company believes this suit is unfounded. Other than this action, the Company has not been and is not currently a party to any material litigation other than stated above.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common shares trade in US$ on The Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol STKL, and in CDN$ under the symbol SOY on the Toronto Stock Exchange. The following table indicates the high and low bid prices for SunOpta's common shares for each quarterly period during the past two years as reported by Nasdaq. The prices shown are representative inter-dealer prices, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

Trade Prices on Nasdaq (U.S. Dollars)

================================================================================
2003                    HIGH                            LOW
--------------------------------------------------------------------------------
First Quarter           $4.04                           $2.90
--------------------------------------------------------------------------------
Second Quarter          $7.06                           $3.87
--------------------------------------------------------------------------------
Third Quarter           $11.15                          $5.07
--------------------------------------------------------------------------------
Fourth Quarter          $10.25                          $7.10
--------------------------------------------------------------------------------
2002                    HIGH                            LOW
--------------------------------------------------------------------------------
First Quarter           $2.68                           $1.97
--------------------------------------------------------------------------------
Second Quarter          $3.48                           $2.58
--------------------------------------------------------------------------------
Third Quarter           $3.07                           $2.31
--------------------------------------------------------------------------------
Fourth Quarter          $3.41                           $2.39
================================================================================

The following table indicates the high and low bid prices for SunOpta's common shares for each quarterly period since the company's listing on the Toronto Stock Exchange.

Trade Prices on TSX (Canadian Dollars)

================================================================================
2003                    HIGH                            LOW
--------------------------------------------------------------------------------
First Quarter           $5.95                           $4.50
--------------------------------------------------------------------------------
Second Quarter          $9.65                           $5.75
--------------------------------------------------------------------------------
Third Quarter           $15.03                          $8.82
--------------------------------------------------------------------------------
Fourth Quarter          $13.74                          $8.32
--------------------------------------------------------------------------------
2002                    HIGH                            LOW
--------------------------------------------------------------------------------
First Quarter           $4.17                           $3.15
--------------------------------------------------------------------------------
Second Quarter          $5.39                           $3.74
--------------------------------------------------------------------------------
Third Quarter           $4.75                           $3.48
--------------------------------------------------------------------------------
Fourth Quarter          $5.27                           $3.75
================================================================================

At December 31, 2003, the Company has approximately 600 shareholders of record. Based on proxy requests from shareholders and nominee holders at the last annual meeting date, the Company estimates that there are at least an additional 6,500 beneficial holders of the Company's common shares.

SunOpta has never paid dividends on its common stock and does not anticipate paying dividends for the foreseeable future. The receipt of cash dividends by United States shareholders from a Canadian corporation, such as SunOpta, may be subject to Canadian withholding tax.

Issuance of securities and use of proceeds

Public and Private Offerings

On August 28, 2003, the Company issued 7,500,000 common shares at a price of $7.00 per common share, as part of a public offering for gross proceeds of $52,500,000. The Company incurred $1,496,000 in share issuance costs, (net of tax) in relation to this offering.

On August 29, 2003, the Company issued 285,714 common shares at a price of $7.00 per common share, pursuant to a private placement with a significant shareholder, for proceeds of $2,000,000.

Options and warrants exercised during the year

During the year ended December 31, 2003, employees and directors exercised 1,276,705 common share options and an equal number of common shares were issued for net proceeds of $2,257,000.

During the year ended December 31, 2003, 1,461,750 warrants were exercised and an equal number of common shares were issued for net proceeds of $2,622,000.

Claridge Convertible Debenture

In December 2002, SunOpta issued to Claridge a $5,000,000 convertible debenture which was used to finance the acquisition of Opta. In September 2003 the debenture was repaid using proceeds from the public offering.

Use of Proceeds

The funds raised through the offerings and on exercise of options and warrants were used for general business purposes including working capital, debt repayment and capital expenditures in existing businesses and for the Food Group acquisitions completed in 2003. In 2003 SunOpta, subsequent to the public and private offerings noted above, paid down its U.S. and CDN lines of credit which can be drawn upon at any time. As at December 31, 2003 SunOpta has available cash resources of $21,990,000 and approximately $14,000,000 in available lines to draw upon for general business purposes and to advance the Company's business acquisition strategy.

Item 6. Selected Financial Data

The following information has been summarized from the Company's consolidated financial statements.

Summary (expressed in thousands of U.S. dollars, except per share amounts)

Canadian GAAP
---------------------------------------------------------------------------------------------------------
                                               2003        2002         2001         2000            1999
---------------------------------------------------------------------------------------------------------
Revenues                                    199,099     120,898       89,822       63,821          29,699
---------------------------------------------------------------------------------------------------------
Net earnings                                  8,697       3,766           19        2,118             957
---------------------------------------------------------------------------------------------------------
Total assets                                173,756     115,287       80,061       58,304          22,246
---------------------------------------------------------------------------------------------------------
Long-term debt (including current            25,036      36,656       16,648       19,811           2,582
portion)
---------------------------------------------------------------------------------------------------------
Other long-term obligations                   2,331       5,056        4,487        2,516             895
(including current portion)
---------------------------------------------------------------------------------------------------------
Basic earnings per share                      $0.19       $0.09        $0.00        $0.09           $0.06
---------------------------------------------------------------------------------------------------------
Diluted earnings per share                    $0.18       $0.09        $0.00        $0.09           $0.06
---------------------------------------------------------------------------------------------------------
Cash dividends                                   --          --           --           --              --
---------------------------------------------------------------------------------------------------------

Note: The above table for the years 1999 to 2001 have been converted from Canadian dollars to U.S. dollars at a rate of convenience of $1.00 U.S. to $1.5928 CDN.

United States GAAP
---------------------------------------------------------------------------------------------------------
                                               2003        2002         2001         2000            1999
---------------------------------------------------------------------------------------------------------
Revenues                                    199,099     120,898       92,362       68,445          31,836
---------------------------------------------------------------------------------------------------------
Net earnings                                  8,940       3,701        (231)        1,869             975
---------------------------------------------------------------------------------------------------------
Total assets                                173,756     114,929       79,708       61,450          24,550
---------------------------------------------------------------------------------------------------------
Long-term debt (including current            25,036      36,656       16,648       21,044           2,849
portion)
---------------------------------------------------------------------------------------------------------
Other long-term obligations                   2,331       5,056        4,487        2,673             988
(including current portion)
---------------------------------------------------------------------------------------------------------
Basic earnings per share                      $0.19       $0.09      $(0.01)        $0.08           $0.06
---------------------------------------------------------------------------------------------------------
Diluted earnings per share                    $0.18       $0.09      $(0.01)        $0.08           $0.06
---------------------------------------------------------------------------------------------------------
Cash dividends                                               --          --            --              --
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Exchange rates (U.S. GAAP)
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Period end                                   1.2965      1.5776       1.5490       1.5000          1.4859
---------------------------------------------------------------------------------------------------------
Average rate                                 1.4007      1.5703       1.5928       1.4852          1.4433
---------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

The Company's consolidated financial statements include the results of the organization's three principal operating groups: the SunOpta Food Group, accounting for approximately 87% of 2003 revenues, with a focus on vertically integrated sourcing, processing and selling of soy, oat fiber and other natural and organic food products; Opta Minerals accounting for approximately 12.5% of 2003 revenues, with a focus on processing, distributing and recycling industrial minerals; and the StakeTech Steam Explosion Group accounting for less than 1% of 2003 revenues, with a focus on developing and commercializing proprietary steam explosion technology for processing of biomass into higher value products. All operating groups are growth oriented ethical businesses, focused on environmental responsibility and the health and well being of its communities.

During the year the Company expanded its reporting structure and has further refined its SunOpta Food Group segments as follows: Grains and Soy Products Group, the foundation of the Food Group, specializing in bringing a number of identity preserved, non-genetically modified and organic grains and related agronomic services to market with a core focus in soy, sunflower, corn, rice and oats ; SunOpta Ingredients Group, specializing in the technical processing of specialty food ingredients, with a focus on non-genetically modified, natural, functional and organic offerings ; and Packaged and Distributed Products Group focusing on branded and packaged foods businesses in both Canada and the U.S., recently formed Canadian natural and organic distribution business and healthy convenience foods business which includes the recent acquisitions of Kettle Valley and Dakota Gourmet. The results of operations for the expanded reporting segments have been disclosed for 2003, but prior year results have not been expanded due to reporting constraints. Comparative analysis by expanded reporting segment will commence in the first quarter of 2004.

The Management's Discussion and Analysis (MD&A), detailed below, is presented in six parts; Critical Accounting Policies and Estimates, Results of Operations 2003 versus 2002 and 2002 versus 2001, Recent Accounting Developments Liquidity and Capital Resources, Business Outlook and Risks and Uncertainties, and should be read in conjunction with the audited consolidated financial statements and accompanying notes contained on pages F-1 to F-37 of this Annual Report.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in Canada requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require judgment on the part of management and are based on the Company's historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as the business of the Company and the business environment generally changes. The use of estimates is pervasive throughout the Company's financial statements. The following are the accounting policies and estimates which management believes to be most important to the business of the Company.

Revenue Recognition

      Revenue recognition

      i)    SunOpta Food Group

            Grain revenues are recorded at the time of shipment. Revenues from custom processing services are recorded upon provision of services and upon completion of quality testing. All other Food Group revenues are recognized upon the shipment of product or at the time the service is provided to the customer.

      ii)   Opta Minerals

            Revenues from the sale of industrial minerals are recognized upon the sale and shipment of the related minerals. Revenues from recycling activities are recognized upon the sale and shipment or the disposal of the non-hazardous material received.

      iii)  StakeTech Steam Explosion Group

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

Accounts Receivable

The Company's accounts receivable primarily includes amounts due from its customers. The carrying value of each account is carefully monitored with a view to assessing the likelihood of collection. An allowance for doubtful accounts is provided for an estimate of losses that could result from customers defaulting on their obligation to the Company. In assessing the amount of reserve required, a number of factors are considered including the age of the account, the credit worthiness of the customer, payment terms, the customer's historical payment history and general economic conditions. Because the amount of the reserve is an estimate, the actual amount collected could differ from the carrying value of the debt. Note 17 of the Audited Consolidated Financial Statements provides an analysis of the movements in the allowance for doubtful accounts.

Inventory

Inventory is the Company's largest current asset. The Company's inventory consists primarily of finished goods held for sale. Inventories are valued at the lower of cost, valued on a first-in, first-out basis, or estimate net realizable value except certain grain inventories that are carried at market. SunOpta assesses the net realizable value of its inventory on a regular basis by reviewing, on a item-by-item basis, the realizable value of its inventory, net of anticipated selling costs. If it is management's judgment that the selling price of an item must be lowered below its cost in order for it to be sold, then the carrying value of the related inventory is written down to realizable value. A number of factors would be taken into consideration in assessing realizable value including the quantity on hand, age and expiration, historical sales, consumer demand and preferences. Depending on market conditions, the actual amount received on sale could differ from management's estimate.

Impairment of Goodwill

In accordance with CICA section 3062, the Company evaluate its goodwill for impairment on an annual basis or whenever indicators of impairment exist.
Section 3062 requires that if the carrying value of a reporting unit for which goodwill exists exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the reporting unit goodwill exceeds the "implied fair value" of reporting unit goodwill.

As discussed in the notes to the financial statements, the Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceeds their carrying value, and as a result no impairment of goodwill has been recorded. Goodwill of approximately $18,182,000 is recorded in the financial statements as of December 31, 2003.

Accrued Expenses

The Company is constantly required to make estimates of future payments that will be made which relate to the current accounting period. These estimates range from things such as accrued but unpaid wages and bonuses to estimates of capital taxes. In establishing appropriate accruals, management must make judgements regarding the amount of the disbursement that will ultimately be incurred. In making such assessments, management uses historical experience as well as any other special circumstances surrounding a particular item. The actual amount paid could differ from management's estimate.

Income Taxes

The Company is liable for income taxes in the United States and Canada. In making an estimate of its income tax liability the Company must first make an assessment of which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on the Company's balance sheet. The Company also makes an estimate on the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. Management assesses the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses which they can be applied to, the number of years based on management's estimate it will take to use the tax assets and any other special circumstances. If different judgements had been used, the Company's income tax liability could have been different from the amount recorded. In addition, the taxing authorities of those jurisdictions upon audit may not agree with the Company's assessment. Note 17 of the Audited Consolidated Financial Statements provides an analysis of the movements in the valuation allowance.

Results of Operations

2003 Operations Compared With 2002 Operations

Consolidated

Revenues for the year ended December 31, 2003, increased by 64.7% to $199,099,000 from $120,898,000 in 2002. The Company's net earnings for the year ended December 31, 2003 were $8,697,000 or $0.19 per basic common share (diluted
- $0.18) compared to $3,766,000 or $0.09 per basic common share (diluted - $0.09) in 2002, an increase of 131%.

The revenue increase of $78,201,000 is attributable to a $77,488,000 increase in revenue from the SunOpta Food Group, an increase of $409,000 in revenue from Opta Minerals, and an increase in revenue attributable to StakeTech Steam Explosion of $304,000.

Net earnings before interest expense and income taxes in the year ended December 31, 2003 were $11,498,000 compared to $5,580,000 in 2002, an increase of
$5,918,000 or 106.1%. The increase is attributable to the SunOpta Food Group, which increased by $5,980,000 or 131% and net decrease in Corporate and StakeTech Steam Explosion costs of $222,000 (including the effect of foreign exchange gains) or 12.1%, partially offset by a reduction in Opta Minerals of $284,000 or 11%.

Interest expense increased to $1,942,000 in the year ended December 31, 2003 from $1,413,000 in 2002. The increase in interest expense reflects the loss on extinguishment of debt of $183,000 relating to the early redemption on the convertible debenture by the Company and the increase in borrowings prior to the equity financing completed in the year, to support acquisitions and internal growth.

The provision for income taxes in 2003 reflects the reversal of a valuation allowance against loss carry forwards relating to certain U.S. operations since their utilization is now considered more likely than not. Without this reversal the tax rate would have been approximately 28%. The effective tax rate was 9.0% in 2003 compared to 9.6% in 2002. U.S. readers should note that due to differences between Canadian and U.S. GAAP, net earnings for the year ended December 31, 2003 under U.S. GAAP were $8,940,000 or $0.19 per basic common share (diluted - $0.18) versus a $3,701,000 or $0.09 per basic common share (diluted - $0.09) in 2002. Note 17 to the consolidated financial statements itemizes these differences.

Segmented Operations Information

SunOpta Food Group

The SunOpta Food Group contributed $173,807,000 or 87.3% of the Company's total consolidated revenues in 2003 versus $96,319,000 or 79.7% in 2002. The increase in revenues as a percentage of total revenues reflects the Company's commitment to natural and organic foods and aggressive acquisition and internal growth strategies. Of the revenues recognized in 2003, the Grains & Soy Products Group accounted for $60,322,000 or 34.7% of Food Group revenue, the SunOpta Ingredients Group accounted for $49,949,000 or 28.7% of Food Group revenue, and the Packaged and Distributed Products Group accounted for $63,536,000 or 36.6% of Food Group revenue.

The increase of $77,488,000 or 80.5% in SunOpta Food Group revenues was due to an increase in grain sales of $13,377,000, an increase in sales of aseptic soy and are packaged products of $9,709,000 due to increased demand, in addition to the acquisitions (including internal growth on base revenues subsequent to their acquisition) of Opta, Organic Kitchen, Wild West and Simply Organic in 2002 and the acquisitions of Sigco Sun Products, Pro Organics, Kettle Valley and Sonne Labs in 2003 totalling $58,707,000. These increases were partially offset by decreases in certain soy ingredients sales of $1,790,000, decrease in dairy blending revenue of $1,139,000 due to normal fluctuations in this business, decrease in certain toll processing revenue of $819,000 and decreases in certain other consumer products of $551,000.

Gross profit in the SunOpta Food Group increased by $16,889,000 in 2003 to $30,086,000 or 17.9% of revenues compared to $13,197,000 or 13.7% of revenues in 2002. The increase in gross profit reflects the higher gross profit margins of certain acquired businesses and improvements in efficiencies and volumes at the Company's aseptic packaging operation, partially offset by the significant increase in grain sales which is a lower margin business.

Selling, general and administrative expenses increased to $19,704,000 or 11.3% of sales in 2003 from $9,088,000 or 9.4% of sales in 2002. The increase of $10,616,000 is due primarily to acquisitions completed in 2002 and 2003 of $10,945,000, partially offset by certain cost reduction programs implemented throughout the Group.

Net earnings before interest expense and income taxes in the SunOpta Food Group were $10,536,000 in 2003 compared to $4,556,000 in 2002. The Grains & Soy
Products Group accounted for $2,745,000 the SunOpta Ingredients Group accounted for $4,797,000, and the Packaged and Distributed Products Group accounted for $2,994,000 of the net earnings before interest expense and income taxes of this group. Readers should be advised that internal product transfers of Grains and Soy Products to the SunOpta Ingredients Group and Packaged and Distributed Products Group are accounted for at cost.

Opta Minerals

Opta Minerals contributed $24,831,000 or 12.5% of the total Company's consolidated revenues in the year ended December 31, 2003, compared to $24,422,000 or 20.2% in 2002. Improved abrasive and mineral sales from the Canadian operations of $993,000 were partially offset by weak abrasive sales in the U.S. East coast as a result of reduced ship repair activity of $823,000. Specialty sands revenues, including coated sands, water filtration sands and garnets improved by $239,000 over the same period in 2002.

Gross profit in Opta Minerals was $5,132,000 in 2003 versus $6,112,000 in 2002. As a percentage of revenues, gross margin decreased to 20.7% for the current year from 25.0% in 2002. The decrease in margin is partially due to the shift in revenues to the Canadian operations, which have inherently lower margins versus abrasive sales in the U.S., and a reallocation of certain plant operating costs from selling, general and administrative expenses to cost of goods sold in 2003 of approximately $404,000 (after adjustment for the reallocation, 2002 gross margin was 23.3%).

Selling, general and administrative expenses decreased to $2,605,000 or 10.5% in sales in 2003 from $3,258,000 or 13.3% in sales in 2002 a decrease of $653,000. The decrease is primarily due to the reallocation noted above of $404,000, and cost reduction programs implemented throughout the Group.

Net earnings before interest expense and income taxes were $2,580,000 in 2003 versus $2,864,000 in 2002.

StakeTech Steam Explosion Group and Corporate

Revenues and gross profit of $461,000 in the year ended December 31, 2003 and $157,000 in 2002 were primarily derived from licence fees. The increase in 2003 is attributable to the recognition of $150,000 in license fees relating to 2002 and the recognition of a full year of license fees in 2003.

Selling, general and administration expenses were $3,479,000 in the year ended December 31, 2003 compared to $1,935,000 in the year ended December 31, 2002. The increase of $1,545,000 reflects the additional amortization and costs of bank financing fees of $324,000, a $300,000 allowance for doubtful accounts, an increase in professional fees of $250,000 for specific transactions and an increase in costs related to the administration of a growing public company of $671,000.

Interest and other income (expense) increased to $114,000 in the year ended December 31, 2003 from ($212,000) recognized in 2002. The gains recorded in 2003 are primarily attributable to a gain on sale of non-core property of $134,000, a gain recognized on a discharged liability of $133,000 and interest earned on higher cash balances held subsequent to the equity financing completed in August 2003.

Corporate foreign exchange gains in 2003 increased to $1,288,000 from $209,000 in 2002, resulting primarily from the translation of net assets held in Canada due to the appreciation of the Canadian dollar during the year.

Net loss before interest expense and income taxes was $1,618,000 for 2003, compared to a net loss before interest expense and income taxes of $1,840,000 in 2002.

2002 Operations Compared With 2001 Operations

Consolidated

Revenues in the year ended December 31, 2002, increased by 34.6% to $120,898,000 from $89,822,000 in 2001. Earnings increased to $3,766,000 or $0.09 per common share from $19,000 or $0.00 per common share in 2001.

The increase in the Company's revenues of $31,076,000 in 2002 is due to a number of factors including increased sales of aseptic packaged soymilk products of $12,808,000, increased sales of bulk grains of $9,647,000, specialty beans and dietary fiber of $3,089,000, the three acquisitions and one start-up within the Canadian natural and organic foods business in 2002 totalling $2,585,000, the acquisition of Opta Food Ingredients, Inc. in December 2002, added $1,942,000, and the acquisitions of the business and certain assets of Virginia Materials & Supplies, Inc. and the outstanding common shares of International Materials and Supplies, Inc. (Virginia Materials) in October, 2001 resulted in increased revenues of $5,351,000.

Net earnings for the year ended December 31, 2002 increased to $3,766,000 from $19,000 in 2001, due to improved financial performance at Nordic Aseptic, the Company's aseptic packaging operations of $1,990,000 after tax, as well as improved volumes and margins in dietary fiber of $624,000 after tax and certain grain and agronomy products of $276,000 after tax. In addition, cost reduction programs implemented throughout the Company and certain price increases in Opta Minerals combined with the incremental earnings through the October 2001 Virginia Materials acquisition resulted in $1,097,000 after tax contributed to improved earnings. The Company realized reduced borrowing costs as a result of new banking arrangements implemented in 2002 of $232,000 after tax, and had a reduced effective tax rate due to the reversal of a valuation allowance recorded against tax loss carry forward of $550,000 partially offset by the write-down of the Company's 32% investment in Easton Minerals Limited of $366,000, reduction in StakeTech Steam Explosion earnings of $187,000 after tax and net higher corporate costs of approximately $300,000 after tax. The Company wrote down the value of the Easton Minerals Limited investment to $nil since the shares have not traded since early 2002 and a potential financing to facilitate a business merger in 2002 did not materialize.

U.S. readers should note that due to differences between Canadian and U.S. GAAP, the net earnings for the year ended December 31, 2002 under U.S. GAAP were $3,701,000 or $0.09 per common share versus a loss of ($231,000) or ($0.01) per common share in 2001. Note 17 to the consolidated financial statements itemizes the nature of these differences.

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

Segmented Operations Information

Food Group

The Company treated the Food Group as one reporting segment in 2002. With the continued expansion of the Food Group, the Company has transitioned its management structure and related reporting systems in support of its vertically integrated food model. The Company has expanded its segmented reporting for the year ending December 31, 2003 however it was not practical to break out the segments for the year ending 2002 and 2001.

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

The Food Group net earnings before interest expense and taxes increased to $4,556,000 in the year ended December 31, 2002 from $1,655,000 in 2001 as a result of the improved financial performance at Nordic Aseptic, improved volumes and margins on grains, specialty beans and dietary fiber. Earnings also benefited from internal cost control programs, the supply contract cancellation fee, a one-time gain on sale of property and the reversal of a valuation allowance on the Nordic loss carry-forwards that was previously provided.

Opta Minerals

Opta Minerals contributed $24,422,000 or 20.2% of the Company's consolidated revenues in the year ended December 31, 2002, versus $19,490,000 or 21.7% in 2001, an increase of $4,932,000 or 25.3%. Revenues were favourably impacted by the acquisition of Virginia Materials in October 2001 of $5,351,000, partially offset by weak market and economic conditions in the Canadian steel and foundry businesses, the economic impact of the September 11th tragedy on the demand for abrasives and continued competition in the silica and coated sands markets.

Gross margin in Opta Minerals increased to $6,112,000 in the year ended December 31, 2002 versus $3,256,000 in the year ended December 31, 2001, an increase of $2,856,000 or 87.7%. The increase in margin resulted primarily from the acquisition of Virginia Materials and improvements in price and sales mix, offset by a decrease in volume as a result of the economic conditions noted above. As a percentage of revenues, gross margin improved to 25.0% in 2002 from 16.7% in 2001.

Selling, general and administrative expenses increased to $2,933,000 in the year ended December 31, 2002 from $2,326,000 in 2001. The increase is due in most part to a full year of expenses in relation to Virginia Materials.

Net earnings before interest expense and income taxes improved significantly in the year ended December 31, 2002 to $2,864,000 versus $836,000 in 2001, due in most part to the addition of Virginia Materials and improved price and sales margins on certain products, offset by unfavourable economic and market conditions in the Canadian steel and foundry businesses and increased competitive pressures in key product groups.

StakeTech Steam Explosion and Corporate

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

Selling, general and administrative expenses were $3,047,000 in the year ended December 31, 2003 compared to $2,514,000 in 2001. The increase was due to an increase in the costs of administering a growing public company including incremental payroll and related costs, public relations, professional fees and financing costs, in addition to accrued costs in the settlement of a legal action as detailed in Part II - Other Information.

For the year ended December 31, 2002 the Group had a net loss before interest expense and income taxes of $1,840,000 compared to $580,000 in 2001.

Recent Accounting Developments

Effective January 1, 2004 the Company will adopt CICA 3870 which will require the Company to record stock compensation expense on options granted to employees. Under the transitional provisions of this new standard, the Company will record a charge through retained earnings representing the cumulative impact of stock options granted since January 2002 and will record an expense for existing and any new options over the remaining vesting period.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies reporting for derivative instruments. It is effective for contracts entered into or modified after June 30, 2003. The Company adopted this standard in fiscal year 2003. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FASB 150). The statement clarifies how issuers classify and measure certain instruments with characteristics of both liabilities and equity. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this standard in fiscal year 2003. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

In December 2003, the Financial Accounting Standards Board, ("FASB") issued Interpretation No. 46R, "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46R, companies have generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. FIN 46R changes that by requiring a variable entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The adoption of this standard did not have a significant effect on the Company's Consolidated Financial Statements.

Liquidity and Capital Resources (at December 31, 2003)

Current assets

Cash and cash equivalents increased to $21,990,000 at December 31, 2003 (2002 - $7,012,000), primarily due to issuance of common shares for net proceeds of $56,601,000 in August of 2003. (The bulk of the common shares were issued in a public and private offering finalized in August, for net proceeds of $53,004,000).

As of December 31, 2003 the Company had short term investments of $Nil (2002 - $2,038,000). The short term investments held at December 31, 2002 consisted of short-term money market investments with maturity dates greater than 90 days from acquisition, obtained in the acquisition of Opta. These securities were disposed in 2003 and the proceeds invested in cash equivalents, as noted above. The Company's cash is invested in the money market.

Trade accounts receivable increased to $26,241,000 at December 31, 2003 from $18,144,000 at December 31, 2002. Trade receivables attributable to the Food Group as at December 31, 2003 were $21,893,000 (2002 - $14,889,000). The increase was primarily due to acquisitions completed in 2003 and an increase in business especially oat fiber sales within the Ingredients Group. Trade receivables in Opta Minerals were $4,229,000 compared to $3,225,000 in 2002.

The note receivable of $Nil at December 31, 2003 (2002 - $1,034,000) and the product rebate payable included in long-term payables of $1,402,000 (2002 - $1,330,000) are related to an agreement with a major customer to supply product. This agreement required the Food Group to expand a food processing plant to the customer's specifications, which was completed in 2000. In accordance with the terms of the agreement the customer committed to pay 36 monthly instalments of $119,000, of which the remaining payments were received in 2003. The agreement also requires the Company to provide the customer with a rebate based on product purchases beginning in October 2003 until such time as $1,720,000 is repaid. During 2003, $75,000 of the product rebate has been repaid. Upon the application of purchase accounting in 2000, both the receivable and payable were fair valued using a discount rate of 9.5 %.

Inventories increased $11,789,000 to $34,778,000 at December 31, 2003. Inventories in the Food Group increased $9,893,000 to $28,385,000, primarily due to the acquisitions as noted in the Business Overview section. Inventories in Opta Minerals increased $1,896,000 to $6,332,000, due in most part to the committed purchase of raw material inventories from the previous owner of Virginia Materials, as agreed in the October 2001 acquisition and the required purchases under contract from the Baltimore utility. As of January 2004 Opta Minerals has consumed all the inventory from the former owner and will begin using Company owned inventory for future sales. The StakeTech Steam Explosion Group is not required to carry significant inventories.

Assets held for sale

Assets held for sale of $6,007,000 at December 31, 2003 (2002 - $5,020,000)
include the former Opta head office in Bedford, Massachusetts, which has a book value of $4,800,000, SunOpta Ingredients' St. Thomas Ontario Canada facility with a book value of $193,000 and Opta Minerals' Hamilton, Ontario facility, with a book value of $1,014,000. Subsequent to year end, the Hamilton facility was sold for proceeds of $1041,000. The Company has received deposits of $1,260,000 relating to the Bedford property which have been included in customer and other deposits. Upon exercise of the option these amounts will be applied to the purchase price.

Property, plant and equipment

In the year ended December 31, 2003, the Company spent $7,139,000 (2002 - $4,464,000) on capital expenditures. Of this, the Food Group expended $5,361,000, with the larger projects being $500,000 to expand oat fiber capacity, $700,000 in the Grain and Soy Products Group to support a specific customers requirements, $950,000 on the new Kettle Valley plant in Omak, Washington and $400,000 on equipment to improve soy concentrate yields. Opta Minerals expended $796,000, of which, $151,000 was spent on processing equipment for new products and $104,000 for environmental improvements The Corporate Office and Staketech Steam Explosion Group expended $982,000, including $807,000 on an enterprise system computer software to be implemented throughout the Company in 2004 and improvements and expansion of the StakeTech Steam Explosion labs and facility for $101,000.

Goodwill and intangibles

Goodwill increased by $5,970,000 to $18,182,000 at December 31, 2003 from $12,212,000 at December 31, 2002. The increase relates to the four acquisitions completed during 2003 combined with the payment of the deferred purchase consideration relating to the acquisition of Virginia Materials.

Definite life assets, of $4,035,000 were obtained in the acquisitions noted in the Business Overview and Note 2 of the Audited Consolidated Financial Statements. These definite life assets were valued by management as part of the purchase accounting related to these acquisitions using a discounted cash flow methodology and managements' best estimate of the cash flows related to each asset. The December 31, 2003 balance of $6,798,000 (2002 - $2,705,000) includes the reclassification of trademarks "Rice-um and Soy-um" acquired through the acquisition of First Light Foods from Indefinite life trademarks and amortization of $116,000 during the year. SunOpta's definite life intangible assets consist of customer lists, trademarks and production agreements and are amortized over their estimated useful lives, ranging from 4 to 15 years.

Future income taxes

Net future income tax assets of $10,195,000, (including current portion of $1,172,000) as at December 31, 2003 (2002 - 10,007,000) relate principally to loss carry-forwards recorded on the acquisition of Opta, loss carry-forwards available in Canada, scientific research expenditures credits available in Canada and differences between the accounting and tax basis of assets and liabilities primarily related to property, plant and equipment and intangibles. During the year ended December 31, 2003 the Company reversed the valuation allowance of $3,239,000 related to certain U.S. losses as management determined it is more likely than not that these U.S. loss carry forwards will be utilized. Included in future income taxes is a valuation allowance of $1,738,000 (2002 - $4,107,000). The valuation allowance has decreased as a result of greater certainty associated with the ultimate realization of these future tax assets. See Note 11 of the Audited Consolidated Financial Statements for a more thorough breakdown and discussion of the Company's future income tax assets

Other assets

Other assets decreased to $490,000 at December 31, 2003 versus $1,080,000 as at December 31, 2002. In 2002 and 2001 the Company deferred $308,000 in costs related to the start-up of an organic dairy business based in Canada. Amortization of these costs commenced July 2002 and were amortized on a straight-line basis to December 31, 2003. In 2000, the Company deferred $482,000 of pre-operating costs related to SunOpta Aseptic, which comprised the operating losses from April to December 31, 2000 that were related to the start-up phase of the plant. This amount was amortized equally over a 36-month period and as at December 31, 2003, the unamortized balance of these items is $Nil (2002 - $358,000). Readers should note that these pre-operating costs would have been expensed under U.S. GAAP at the time incurred.

In 2002, the Company deferred financing related costs of $796,000 and as at December 31, 2003 has a net balance remaining of $436,000 (2002 - $619,000). These costs are related to the conversion and consolidation of substantially all of the Company's and its subsidiaries' outstanding debt to one major Canadian bank and its U.S. subsidiary. While the amortization period for the term loan is seven years, these costs are being amortized over two years, which represents the first renewal date of the agreement.

Current liabilities

Accounts payable and accrued liabilities increased to $24,664,000 at December 31, 2003 from $19,664,000 at December 31, 2002. The increase is primarily due to an increase in base business and the acquisitions completed in 2003.

Customer and other deposits of $1,778,000 at December 31, 2003 (2002 - $421,000) relate to cash deposits made by Food Group customers in 2003 for purchases to be completed throughout the 2004 season of $518,000 and $1,260,000 (2002 - $Nil) related to deposits received for the former Opta Bedford facility as described above in Assets Held for Sale and in Note 5 of the financial statements. No recognition of revenue or accrual of costs is booked on the cash deposits made by Food Group customers until the goods are shipped.

New Financing Arrangement Replacing Existing Lines of Credit and Long Term Debt

During 2003, the Company amended and restated its credit agreement which syndicated the financing arrangement to a group of banks including existing lenders and increased the term loan by $7,800,000 to $21,700,000. In addition, the U.S. line of credit facility was increased by $4,000,000 to $9,000,000. The Company used the incremental proceeds on the term loan, drew on the credit facility to the extent of $3,500,000 and utilized $3,886,000 of cash on hand to repay at tender facility obtained to finance the acquisition of Opta. The term loan is repayable quarterly and amortizes over seven years. All credit facilities bear interest at various reference rates including U.S. bank prime, U.S. LIBOR and/or Canadian bank prime plus a premium based on certain financial ratios of the Company. The term loan has a two year maturity at which point the facility is renewable at the option of the lender and the Company. The Company fully expects to renew this facility. These are collateralised by a first priority security against substantially all of the Company's assets in both Canada and the United States.

In May 2003 and as part of the acquisition of Kettle Valley, the Company amended its facility and increased the Canadian line of credit facility to CDN $7,500,000 from CDN $5,000,000.

The Company also assumed or issued debt of $4,854,000 related to the acquisitions of Kettle Valley, Sigco, and Dakota Gourmet and the purchase of a software license agreement.

Total debt of $24,149,000 outstanding at December 31, 2002 was repaid during 2003 with the proceeds of the new financing arrangements and proceeds from the public offering in August 2003.

Bank indebtedness

Net bank indebtedness at December 31, 2003 is $Nil (2002 - $3,963,000). The decrease is due to the paydown of the Company's credit facilities with proceeds from the public and private offering completed during the year.

Long term debt

At December 31, 2003, the Company's long-term debt, including current portion, is $25,036,000, a decrease of $11,620,000 from December 31, 2002. Included in long term debt is a $19,800,000 remaining on the term loan, noted above and $5,236,000 of other debt including assumed and new debt of $4,854,000 noted above.

Long-term payables

Total long-term payables (including current portion) at December 31, 2003 were $2,331,000, compared to $5,056,000 at December 31, 2002. Long-term payables consist of (1) the product rebate payable to a major customer as previously discussed, (2) deferred purchase consideration related to the acquisition of Virginia Materials, (3) preference shares of subsidiary companies (4) amounts payable to former shareholders of acquired companies, and (5) grain brokerage account.

The decrease of $2,725,000 in 2003 is due in most part to the payment of $1,871,000 to former shareholders of Opta and the payment of $602,000 in deferred purchase consideration related to the acquisition of Virginia Materials.

Cash flows

Net cash and cash equivalents increased $14,978,000 during fiscal 2003 (2002 - $3,648,000) to $21,990,000 as at December 31, 2003 (2002 - $7,012,000).

For the year ended December 31, 2003, cash provided by operations before working capital changes was $14,041,000 (2002 - $6,989,000), an increase of $7,052,000 or 101%. The increase was due primarily to increased net earnings throughout the Company and increased amortization.

Cash provided by operations after working capital changes was $1,926,000 for the year ended December 31, 2003 (2002 - $72,000), reflecting the use of funds for non-cash working capital of ($12,115,000) (2002 - $6,917,000). This utilization consists principally of an increase in accounts receivable ($3,484,000), an increase in inventories ($4,976,000), an increase in prepaid expenses and other assets and income taxes recoverable of ($1,686,000) and a decrease in accounts payable and accrued liabilities ($2,139,000), offset by a an increase in customer deposits of $1,357,000. The usage of cash flows to fund working capital in 2003 reflects the increase in working capital requirements required to fund the rapid growth in operations.

Cash used in investment activities of $21,624,000 in 2003 (2002 - $18,546,000), reflects cash used to complete acquisitions, net of cash acquired, of $17,594,000 (2002 - $21,919,000) and acquisitions of property, plant and equipment of $7,139,000 (2002 - $4,464,000), offset by a decrease of short term investments for proceeds of $2,038,000 (2002 - increase of 6,307,000) and payments received on a note receivable of $1,071,000 (2002 - $1,425,000).

Cash provided by financing activities was $34,187,000 in the year ended December 31, 2003 (2002 - $22,031,000), consisting primarily of net proceeds from the issuance of common shares of $56,601,000, primarily from the public and private offerings in August 2003, offset by net repayment of long-term debt facilities of $15,791,000 (2002 - net borrowings of 17,943,000), net decrease in operating lines of credit of $5,531,000 (2002 - net increase of $2,757,000)), payment of deferred purchase consideration to the former owner of Virginia Materials of ($602,000) (2002 - ($982,000)), deferred financing costs of ($343,000) (2002 -
($796,000)) and the purchase and redemption of preference shares of subsidiary companies of ($147,000) (2002 - ($129,000)).

Business Outlook

The natural and organic foods industries in the North American market are currently estimated to be in excess of $10 billion based on managements estimates, with a large number of companies competing in specific segments of the market. However, there are relatively few companies well positioned to take advantage of this rapidly growing market, currently estimated to be growing at 10 to 20% annually. The Food Group's vertically integrated business model coupled with its growth strategy based on a combination of internal growth and acquisitions, has positioned the Company as a leader in the North American natural and organic foods market.

Based on current market projections and annualized results of the acquisitions completed in 2003, the Company expects revenues in 2004, excluding additional potential acquisitions, to be approximately $275,000,000, a 38% increase over 2003. In addition, the Company's business plan includes strategies and initiatives designed to improve the underlying performance of the operations and to improve the quality of earnings. Specifically, the Company is looking to improve the strategic synergies across its Food operations, vertically integrating wherever possible. Initiatives to improve the productivity of the operations include, plant rationalization programs, continued training and development of employees, consolidated procurement and internal services programs, consolidated information and accounting systems to provide better analysis and timely decision-making.

The Company expects to continue its rapid growth through an effective balance of internal growth and acquisitions, all in support of its vertically integrated field to table strategy. Maintaining liquidity and having available sources of cash will be imperative if the Company is to continue to grow. At December 31, 2003 the Company had $21,990,000 in cash and approximately $14,000,000 in unused bank lines for a total of $35,990,000 in cash availability. The proceeds from the issuance of common shares and new bank financing, previously described in the Business Overview and in Note 8 and Note 10 of the Consolidated Financial Statements, provided approximately $56,000,000 in cash resources. The Company's remaining cash and unused lines plus cash generated from operations are sufficient to finance capital maintenance estimated at $3,000,000, annual debt service of $3,840,000 and payment of the remaining current portion of long-term payables of $740,000, plus finance targeted internal growth and acquisitions. In order to finance significant acquisitions beyond those already completed or closed in 2004, the Company would need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a target debt to equity ratio of 0.6 to 1 versus the current position of 0.21 to 1. If the Company's current operating lines were maximized to full borrowing base metrics and long term debt was increased to 0.6 to 1 debt to equity ratio, incremental funds for growth in excess of $60,000,000 should be available.

The table below sets out the Company's obligation under its long-term debt, long term payables, operating and capital leases at December 31, 2003:

                                                                                                  2008 &
                                   2004            2005             2006            2007      thereafter            Total
                         ------------------------------------------------------------------------------------------------
Long term debt &
capital leases                3,840,000      18,934,000          793,000         764,000         705,000       25,036,000
Operating leases              2,930,000       2,625,000        2,289,000       1,813,000       2,001,000       11,658,000
Long-term payables              740,000         718,000          503,000         370,000              --        2,331,000
                         ------------------------------------------------------------------------------------------------
                              7,510,000      22,277,000        3,585,000       2,947,000       2,706,000       39,025,000
                         ================================================================================================

This table does not include certain contingent consideration related to acquisitions in 2002 and 2003 that may become payable if predetermined profit target are achieved.

Risks associated with rapid growth are detailed below:

The Company will continue to devote significant effort to increase returns on capital by improving its investment in working capital and capital projects with increased accountability and measurement.

As previously stated, the Company will continue to pursue strategic alternatives for its non-core operations; the Opta Minerals and StakeTech Steam Explosion Group. However, the Company will only divest itself of these operations if and when a strategy that is beneficial to the shareholders of SunOpta Inc. is identified. In 2003, the Opta Minerals provided approximately 12% of the Company's consolidated revenues and net earnings before interest and taxes of $2,580,000. The StakeTech Steam Explosion Group continues to focus on selling the steam explosion technology to the China market and is also pursuing a number of potential food and bio-fuel applications. The outlook for the Group for 2004 is uncertain due to the time and effort required to complete the signing of each contract.

Risks and Uncertainties

The Common Shares of the Company are speculative in nature and involve a high degree of risk. Accordingly, in analyzing an investment in these securities, prospective investors should carefully consider the following risk factors, together with all of the other information appearing, or incorporated by reference, in this document, in light of his or her particular financial circumstances and/or investment objectives. These risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to us.

We Need Additional Capital to Maintain Current Growth Rates

Our facilities in Alexandria, Minnesota and Cambridge, Minnesota operate at, or near, capacity on many of their processing lines. Continued growth in these operations is reliant upon our ability to increase capacity through internal capital projects, new facilities or acquisition. Our ability to raise capital, through equity and/or debt financing, is directly related to our ability to continue to grow and improve returns from operations. Additional capital through equity financing may also result in additional dilution to our current shareholders and a decrease in our share price if we are unable to realize returns equal to or above our current rate of return. We will not be able to maintain our growth rate and our strategy as a consolidator within the natural and organic food industries without continued access to capital.

Exercise of Warrants and Stock Options and Issuance of Additional Securities Could Dilute the Value of Our Common Shares

As of December 31, 2003, there are approximately 5,268,527 warrants and stock options outstanding to purchase Common Shares, with exercise prices ranging from $1.06 to $9.90 per Common Share. The exercise of these warrants and stock options could result in dilution in the value of our Common Shares and the voting power represented thereby. Furthermore, to the extent the holders of our warrants and stock options exercise such securities and then sell the Common Shares they receive upon exercise, our share price may decrease due to the additional amount of Common Shares available in the market. The subsequent sales of these shares could encourage short sales by our shareholders and others which could place further downward pressure on our share price. Moreover, the holders of our warrants and stock options may hedge their positions in our Common Shares by short selling our Common Shares, which could further adversely affect our stock price.

The Company has also implemented an employee stock purchase plan (ESPP) beginning March 1, 2004. the program will allow all qualifying employees to buy the Company's stock at a discount to market prices.

In addition, to attract and retain key personnel or to raise capital, we may issue additional securities, including stock options. No prediction can be made as to the effect, if any, that future issuance of stock options, the ESPP or sales of our Common Shares, or the availability of Common Shares for future sale, will have on the market price of our Common Shares prevailing from time to time. Sales of substantial amounts of our Common Shares in the public market, or the perception that such sales could occur, may adversely affect the market price of our Common Shares and may make it more difficult for us to sell our equity securities in the future at a time and price which we deem appropriate.

Consumer Preferences for Natural and Organic Food Products are Difficult to Predict and May Change

87% of our fiscal 2003 consolidated revenue was derived from the Food Group. Our success depends, in part, on our ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. A significant shift in consumer demand away from our products or products that utilize our integrated ingredients, or our failure to maintain our current market position could reduce our sales, which could harm our business. Consumer trends change based on a number of possible factors, including nutritional values, such as a change in preference from fat free to reduced fat to no reduction in fat; and a shift in preference from organic to non-organic and from natural products to non-natural products. These changes could lead to, among other things, reduced demand and price decreases, which could have a material adverse effect on our business.

We Operate in a Highly Competitive Industry

We carry on businesses in highly competitive product and geographic markets in the U.S., Canada and various international markets. The Grains and Soy Products Group and the Ingredients Group compete with large companies in the U.S. and various international commercial grain procurement marketers, major chemical companies with food ingredient divisions, other food ingredient companies, stabilizer companies and consumer food companies that also engage in the development and sale of food ingredients. The Food Group's Packaged & Distributed Products Group competes against conventional food distributors, providers of organic meat and organic dairy products and significantly larger food companies that provide specialty or high end products. Many of these competitors have financial resources and staff larger than ours and may be able to benefit from economics of scale, pricing advantages and greater resources to launch new products that compete with our offerings. We have little control over and cannot otherwise affect these competitive factors. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, results of operations and financial condition will be materially impacted.

We Rely on Our Manufacturing Facilities

We own, manage and operate a number of manufacturing, processing and packaging facilities located throughout the United States and Canada. The Food Group operates from seventeen processing facilities (thirteen owned, four leased) in seven U.S. states and two Canadian provinces. Opta Minerals operates from six locations (three owned, three leased) located throughout the United States and Canada. The StakeTech Steam Explosion Group operates its facilities at our corporate location in Norval, Ontario.

An interruption in or the loss of operations at one or more of these facilities, or the failure to maintain our labour force at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until we could secure an alternate source of supply.

The Loss of Key Management or Our Inability to Attract and Retain Management Talent Could Adversely Affect our Business

Our future prospects depend to a significant extent upon the continued service of our key executives. In particular, we are highly dependent upon the services of Jeremy N. Kendall, our chairman of the board and chief executive officer. We believe Mr. Kendall's management expertise, knowledge and vision are critical factors in our continuing growth.

Furthermore, our continued growth depends on our ability to identify, recruit and retain key management personnel. The competition for such employees is intense. We are also dependent on our ability to continue to attract, retain and motivate our sourcing, production, distribution, sales, marketing and other personnel.

We Rely on Our Ability to Manage Our Supply Chain Efficiently

Our supply chain is complex. We rely on third parties for our raw materials and for the manufacturing, processing and distribution of many of our products. The inability of any of these third parties to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. Many of our products are perishable and require timely processing and transportation to our customers. Many of our products can only be stored for a limited amount of time before they spoil and cannot be sold. We must continuously monitor our inventory and product mix against forecasted demand, or risk having inadequate supplies to meet consumer demand as well as having too much inventory that may reach its expiration date. If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could fall.

Volatility in the Prices of Raw Materials Could Increase Our Cost of Sales and Reduce Our Gross Margin

Raw materials used in the Food Group and Opta Minerals represent a significant portion of our cost of sales. Our cost to purchase these materials, such as organic grains and abrasive industrial minerals, from our suppliers can fluctuate depending on many factors, including weather patterns, economic and political conditions and pricing volatility. In addition, we must compete with competitors having substantially greater resources than us for limited supplies of these raw materials. If the cost of these materials increases due to any of the above factors, we may not be able to pass along the increased costs to our customers.

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to our assessment of our exposure from expected price fluctuations. Exchange purchase and sales contracts may expose us to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. We are unable to hedge 100% of the price risk of each transaction due to timing, availability of hedge contracts and third party credit risk. In addition, we have a risk of loss from hedge activity if a grower does not deliver the grain as scheduled.

Technological Innovation by Competitors Could Make Our Products Less Competitive

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

We Rely on Protection of Our Intellectual Property and Proprietary Rights

We and particularly our Food Group and StakeTech Steam Explosion Group depend, in part, on our ability to protect intellectual property rights. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. The failure of any patents or other intellectual property rights to provide protection to our technologies would make it easier for our competitors to offer similar products, which could result in lower sales or gross margins.

The Food Group has developed a number of new ingredients and alternatives to accommodate new product adaptation of these and other ingredients into various food items. The nature of a number of the Food Group's products and processes requires us to create and maintain a number of patents and trade secrets. The Food Group's policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the U.S. and in selected foreign jurisdictions.

Our trademarks and brand names are registered in the United States, Canada and other jurisdictions and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We rely on trade secrets and proprietary know-how and confidentiality agreements to protect certain of the technologies and processes used by the Food Group.

In addition, the StakeTech Steam Explosion Group holds a number of patents on its steam explosion process and is marketing a clean pulping system with a special focus on China. We recognize that there exists a threat of others attempting to copy our proprietary steam explosion technology. To mitigate this risk, the normal business practice of this group includes the signing of confidentiality agreements with all parties to which confidential information is supplied including all customers and licensees. We also hold several patents on our equipment and process technology.

We are Subject to Substantial Environmental Regulation and Policies

We are, and expect to continue to be, subject to substantial federal, state, provincial and local environmental regulation. There are specific regulations governing the recycling of solid waste material regulated by the Ontario Ministry of Environment and Energy and the Commonwealth of Virginia, Department of Environment Quality. Some of the key regulations include:

      o Air Quality - regulated by Environmental Protection Agency (EPA) and certain city/state air pollution control groups. Emission reports are filed annually;

      o Waste Treatment/Disposal - solid waste is either disposed of by a third-party or in some cases the Company has a permit to haul and apply the sludge to land. Agreements exist with local city sewer districts to treat waste at specified levels of biochemical oxygen demand (BOD) and total suspended solids (TSS);

      o Sewer - agreements with the local city sewer districts to treat waste as specified limits of BOD and TSS, which requires weekly/monthly reporting as well as annual inspection; and

      o Hazardous Chemicals - various reports are filed with local city/state emergency response agencies to identify potential hazardous toxic chemicals being used, including reports filed with the Department of Public Safety Emergency Response Commission in Minnesota and the Kentucky Emergency Response Commission.

Permits are required from various state, provincial and local authorities, including the Minnesota Pollution Control Agency, the Commonwealth of Virginia, Department of Environmental Quality and the Ontario Ministry of Environment related to air quality, storm water discharge, solid waste, land spreading and hazardous waste.

In the event that our safety procedures for handling and disposing of potentially hazardous materials in certain of our businesses were all to fail, we could be held liable for any damages that result and any such liability could exceed our resources. We may be required to incur significant costs to comply with environmental laws and regulations in the future. In addition, changes to environmental regulations may require us to modify our existing plant and processing facilities and could significantly increase the cost of those operations.

Our soymilk processing facility and aseptic packaging facility, both located in Alexandria, Minnesota, are currently not in complete compliance with the industrial permit limits for the discharge of industrial wastewater. To regain compliance, we will apply for increased discharge limits. We have installed a pretreatment system which came online in early 2004. We have an agreement with the sanitary district to operate the pretreatment system for 60 days. After the 60 days we will review the effectiveness of the pretreatment system and begin negotiations for a combined permit for the two facilities. If we fail to regain compliance through the foregoing actions, we could be required to reduce our discharge of such industrial wastewater to approved levels, which may force us to reduce production and/or transfer part of our production capabilities to other facilities.

The foregoing environmental regulations, as well as others common to the industries in which we participate, can present delays and costs that can adversely affect business development and growth. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, results of operations and financial condition. In addition, any changes to current regulations may impact the development, manufacturing and marketing of our products, and may have a negative impact on our future results.

The Food Group Is Subject to Significant Food Regulations

The Food Group is affected by state and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food regulations. Government-sponsored price supports and acreage set aside programs are two examples of policies that may affect the Food Group. The Food Group is currently in compliance with all state and federal regulations. Because the Food Group is involved in the manufacture, supply, processing and marketing of organic seed and food products, it is voluntarily subject to certain organic quality assurance standards.

Certain food ingredient products are regulated under the 1958 Food Additive Amendments to the Federal Food, Drug and Cosmetic Act of 1938 (FDCA), as administered by the United States Food and Drug Administration (FDA). Under the FDCA, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is Generally Recognized As Safe (GRAS) under the conditions of its intended use by qualified experts in food safety. We believe that most products for which the Food Group has retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. As a result, the Food Group may be adversely impacted if the FDA determines that our food ingredient products do not meet the criteria for GRAS.

In December 2000, the USDA adopted regulations with respect to a national organic labeling and certification program which became fully effective in October 2002. These regulations, among other things, set forth the minimum standards producers must meet in order to have their products labeled as "certified organic." We currently manufacture and distribute a number of organic products that are covered by these new regulations. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. In addition, in January 2001, the FDA proposed new policy guidelines regarding the labeling of genetically engineered foods. These guidelines, if adopted, could require us to modify the labeling of our products, which could affect the sales of our products and thus harm our business. We could lose our "organic" certification if a facility becomes contaminated with non-organic materials or if we do not use raw materials that are certified organic. The loss of our "organic" certifications could materially harm our business, results of operations and financial condition.

Product Liability Suits, if Brought, Could Have a Material Adverse Effect on Our Business

As a manufacturer and marketer of natural and organic food products and environmental mineral products, we are subject to the risk of claims for product liability. If a product liability claim exceeding our insurance coverage were to be successfully asserted against us, it could harm our business.

Acceptance of StakeTech Steam Explosion technology

The StakeTech Steam Explosion Group's technology has yet to gain wide acceptance within the industry and, consequently, earnings can fluctuate from quarter to quarter. Its patented steam technology, while proven, has yet to develop a firm customer base. The success of this division will depend upon its ability to promote commercial acceptance of our steam explosion technology.

We Are Subject to Financial Exposure Related to Bonding and Guarantees

For the StakeTech Steam Explosion Group to enter markets such as China, we expect to have to provide substantial performance guarantees in the form of process guarantees and equipment guarantees. These guarantees will need to be backed by bank guarantees and/or surety bonds. We endeavor to reduce the associated risks, however there will always remain a possibility that our guarantees or bonds could be called, rightfully or wrongfully and/or that the equipment supplied fails to meet the guarantees and warranties provided resulting in potential financial losses.

We Are Subject to Dividend Restrictions and Potential Withholding Taxes on Dividends

We have not paid dividends on our Common Shares since our inception and have used available cash resources to fund growth. Moreover, we are precluded under the terms of various agreements with our creditors from paying dividends without approval from certain creditors. It is our intention to retain future earnings to fund growth. We will consider paying dividends on our Common Shares in the future when circumstances permit, having regard to, among other things, our earnings, cash flow and financial requirements, as well as relevant legal and business considerations. Accordingly, investors should not expect to receive a return on investment in our Common Shares through the payment of dividends in the foreseeable future and may not realize a return on investment even if they sell their shares. Any future payment of dividends to holders of our Common Shares will depend on decisions that will be made by the Board of Directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects. Also, if we pay dividends, the receipt of cash dividends by United States shareholders from a Canadian corporation may be subject to a 5% to 15% Canadian withholding tax.

Loss of Our Key Customer Could Materially Reduce Sales and Earnings

We have one customer, The Hain Celestial Group, whose purchases from SunOpta in fiscal 2003 amounted to more than 10% of our revenue. As a result of this concentration of our customer base, the loss or cancellation of business from The Hain Celestial Group could materially and adversely affect our business, financial condition or results of operations.

Our Operating Results and Share Price are Subject to Significant Volatility

Our net sales and operating results may vary significantly from period to period due to:

      o     changes in our operating expenses;

      o     management's ability to execute our business and growth strategies;

      o     personnel changes;

      o     demand for natural products;

      o     supply shortages;

      o     general economic conditions;

      o changes in customer preferences and demands for natural and organic food products;

      o volatility in commodity prices resulting from poor growing conditions, natural disasters or otherwise; and

      o future acquisitions, particularly in periods immediately following the consummation of such acquisition transactions while the operations of the acquired businesses are being integrated into our operations.

In addition, our share price is more volatile than other larger public companies. Announcements regarding:

      o     fluctuations in financial performance from period to period;

      o     mergers and acquisitions;

      o     strategic partnerships or arrangements;

      o     litigation and governmental inquiries;

      o     changes in governmental regulation and policy;

      o     patents or proprietary rights;

      o     changes in consumer preferences and demand;

      o     new financings; and

      o     general market conditions

may have a significant impact on our share price. Higher volatility increases the chance of larger than normal price swings which reduces predictability in the share value of our stock and could impair investment decisions. In addition, price and volume trading volatility in the U.S. stock markets can have a substantial effect on our share price, frequently for reasons other than our operating performance. These broad market fluctuations could adversely affect the market price of our Common Shares.

Fluctuations in Exchange Rates, Interest Rates and Certain Commodities Could Adversely Affect Our Results of Operations Financial Condition and Liquidity

We are exposed to foreign exchange rate fluctuations as the financial results of our Canadian Corporate office and our Canadian subsidiaries are translated into U.S. dollars on consolidation and to interest rate risk as a large percentage of our term debt is at variable rates. See Item 7A for a quantitative and qualitative disclose about these risks.

We May Not Be Able to Effectively Manage Our Growth and Integrate Acquired Companies

Our growth strategy inherently assumes that we will be able to identify suitable acquisition candidates on terms acceptable to us and that these acquisitions, if pursued and completed, will be integrated successfully. Our ability to effectively integrate current and future acquisitions, including our ability to realize potentially available marketing opportunities and cost savings in a timely and efficient manner will have a direct impact on our future results. We may encounter problems in connection with the integration of any new businesses, such as:

      o integration of an acquired brand or business' distribution channels with those of SunOpta;

      o     integration of an acquired company's products into our product mix;

      o amount of cost savings that may be realized as the result of our integration of an acquired brand or business;

      o     unanticipated quality and production issues with acquired products;

      o adverse effects on business relationships with our suppliers and customers;

      o     diversion of management attention;

      o     difficulty with personnel and loss of key employees;

      o compatibility of financial control and information systems; and exchange rate risk with respect to our acquisitions in Canada.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at December 31, 2003 all of SunOpta's excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at December 31, 2003, the weighted average interest rate of the fixed rate term debt was 3.9% (2002 - 9.0%) and $2,796,000 (2002 - $7,663,000) of the
Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $22,240,000 (2002 - $29,086,000) at an interest rate of 2.3% (2002 -
3.2%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company's after tax earnings would (decrease) increase by approximately $150,000. Given the short duration of fixed rate debt changes in interest rates would have a negligible affect on fixed rate debt valuations.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and as of January 1, 2002 the United States dollar has become the Company's reporting currency. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. In 2003, the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from CDN 1.5776 at December 31, 2002 to CDN 1.2965 at December 31, 2003 for each U.S. dollar. The net effect of this appreciation has been a $1,077,000 exchange gain and a $4,096,000 increase in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company's net assets by $2,230,000 (2002 - $2,263,000).

The functional currency of all operations located in Canada is the Canadian dollar. For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as Foreign Exchange gain (loss) in the Consolidated Statement of Earnings while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in the Currency Translation Adjustment account within Shareholders' Equity. The functional currency of the corporate head office is the U.S. dollar. Transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within Foreign Exchange gains (losses) on the Consolidated Statement of Earnings. U.S. based Food Group operations have no exposure to other currencies since almost all sales and purchases are made in U.S. dollars. It is the Company's intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time; potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At December 31, 2003 the Company owned 482,600 (2002 - 503,000) bushels of corn with a weighted average price of $2.15 (2002 - $2.08) and 389,868 (2002 - 278,000) bushels of soy beans with a weighted average price of $7.07 (2002 - $7.37). The Company has at December 31, 2003 net long positions on corn and soy beans of 4,576 (2002 - 20,000) and 167,294 (2002
- 13,000) bushels respectively. An increase/decrease in commodity prices of 10% would result in a gain (loss) of $984 (2002 - $4,150) in corn and $118,277 (2002
- $9,581) in soy beans, respectively. There are no futures contracts in the other Food Group segments, Opta Minerals, the StakeTech Steam Explosion Group or related to Corporate office activities.

Item 8. Financial Statements and Supplementary Data

Financial statements are set forth on pages F-1 through F-37 of this Report and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)   Directors and Executive Officers

The information with respect to directors required by this item is incorporated herein by reference from the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 13, 2004 (the "2004 Proxy Statement"), to be filed with the Securities and Exchange Commission not later than April 29, 2004.

(b)   Executive Officers

The following table shows certain information with respect SunOpta's Executive Officers as of December 31, 2003:

================================================================================
Name                       Executive Officers of SunOpta
--------------------------------------------------------------------------------
Jeremy N. Kendall          Chairman of the Board, CEO & Director
================================================================================
Steven R. Bromley          Executive Vice President & Chief Operating Officer
================================================================================
John Dietrich              Vice President & Chief Financial Officer
================================================================================
Allan Routh                Director, President, Grains and Soy Products Group
================================================================================
Arthur J. McEvily          President, SunOpta Ingredients Group
================================================================================

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

Steven Bromley is a Certified General Accountant and joined SunOpta in June 2001 and was appointed Vice President, Finance and Chief Financial Officer in September 2001. The Board of Directors appointed Mr. Bromley Executive Vice President and Chief Financial Officer in November 2002 and in September 2003 Mr. Bromley was appointed Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Bromley spent over 13 years in the Canadian dairy industry in a wide range of financial and operational roles with both Natrel Inc. and Ault Foods Limited. From 1997 to 1999 he served on the Board of Directors of Natrel, Inc.. In the past 5 years, Mr. Bromley has not served on any other reporting issuers Board of Directors.

John Dietrich is a Chartered Accountant and Chartered Financial Analyst. He joined the Company in January 2002 as Vice President & Treasurer. The Board of Directors appointed Mr. Dietrich Vice President & Chief Financial Officer in September, 2003. In the last 5 years he has held finance roles at Natrel Inc., as Director of Business Development and Paragon Trade Brands (Canada) Inc., as Director of Finance. Mr. Dietrich has not served on any reporting issuers Board of Directors.

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

Arthur McEvily was appointed President of SunOpta Ingredients Group in April 2003. Mr. McEvily previously held the position of President and Chief Executive Officer of Opta Food Ingredients which he obtained in

February 2000. Prior to that, he was named Executive Vice President in January 1999, Senior Vice President, Commerical Development in December 1997 and served as Vice President Applications, Technical Service and New Product Commercialization from August 1996 to December 1997. He served as Vice President Sales and Business Development of Opta from December 1993 to July 1996. Mr. McEvily received a B.Sc. in Biochemistry from Marlboro College, Marlboro, Vermont and a Ph.D. in chemistry at the University of North Carolina at Chapel Hill. He was a postdoctoral fellow at Harvard Medical School.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the section entitled "Executive Compensation" in the 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 403 of Regulation S-K is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement.

The information required by item 201(d) of Regulation S-K regarding the Company's equity compensation plans is set out in the table below. All such plans have received shareholder approval.

                                Number of Securities      Weighted Average Exercise      Number of Securities
                                   to be Issued on          Price of Outstanding         Available for Future
                                      Exercise                     Options                     Issuance
                                      --------                     -------                     --------
Equity compensation plans
approved by shareholders             2,027,177                      $4.56                        nil

Item 13. Certain Relationships and Related Transactions

Rental property

The Company leases certain real estate to Dennis Anderson under operating leases that expire in August 2010. Annual rental under each of the leases is negligible.

Pursuant to the Pro Organics acquisition the Company has leased Pro Organics Vancouver warehouse and administration facility from the former owners who still remain as executive officers of Pro Organics. The lease is at market rates and is for a five year term with two five year renewal periods.

Item 14 - Principal Accountant Fees and Services

Information with respect to principal accountant fees and services may be found under the caption "Independent Auditor Fees" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2004. Such information is incorporated herein by reference.

Item 15. Exhibits, Financial Statements and Reports on Form 8-K

SUNOPTA INC.

(a) Documents filed as part of this Report                         Page
                                                                   ----

      1. Consolidated Financial Statements                         F-1

      Independent Auditors' Report                                 F-2

      Consolidated Balance Sheets as at
      December 31, 2003 and 2002                                   F-3

      Consolidated Statements of Shareholders Equity
      For the Years ended December 31, 2003, 2002 and 2001         F-4

      Consolidated Statements of Earnings -
      For the Years ended December 31, 2003, 2002 and 2001         F-5

      Consolidated Statements of Cash Flows -
      For the Years ended  December 31, 2003, 2002 and 2001        F-6

      Notes to Consolidated Financial Statements -
      For the Years ended December 31, 2003 and 2002               F-7-F-37

      3. Exhibits

      2A. Agreement and Plan of Merger dated as of October 25, 2002 among Opta Food Ingredients, Inc., SunOpta Inc. and Stake Acquisition Corp. (incorporated herein by reference to the Company's Form 8-K, SEC file No. 0-9989, filed November 6, 2002, Exhibit 2.1).

      3i(a) Amalgamation of Stake Technology Ltd and 3754481 Canada Ltd. (formerly George F. Pettinos (Canada) Limited) (incorporated herein by reference to the Company's Form 10-KSB, SEC file No. 0-9989, for the year ended December 31, 2000, Exhibit 3.1).

      3i(b) Certificate of Amendment dated October 31, 2003 to change the Company's name from Stake Technology Ltd. to SunOpta Inc. **

      3i(c) Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd. dated January 1, 2004. **

      3ii Bylaw No. 14 approved by shareholders - June 17, 1997 (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31 1997, SEC file No. 0-9989,
                  Exhibit 3.3).

      10A. 1993 Employee/Director Stock Option Plan dated May 19, 1993 (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 1995, SEC file No. 0-9989,
                  Exhibit 10.18).

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

      10D. 1999 Stock Option Plan dated February 18, 1999 (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 1999, SEC file No. 0-9989, Exhibit 10.19).

      10E. 2001 Stock Option Plan dated March 13, 2001 (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 2001, SEC file No. 0-9989, Exhibit 10.14).

      10F. 2002 Stock Option Plan dated March 26, 2002 (previously filed with Form 10-K for the year ended December 31, 2002, SEC file No. 0-9989 filed on March 31, 2003, Exhibit 10.1(f)).

      10G. Debenture Purchase Agreement dated as of December 4, 2002 between StakeTechnology Ltd. and Claridge Israel LLC (previously filed with Form 10-K for the year ended December 31, 2002, SEC file No. 0-9989, filed on March 31, 2003,
                  Exhibit 10.3(d)).

      10H. Amended and Restated Credit Agreement dated as of February 21, 2003 among SunOpta Inc. (the "Company"), certain affiliates of the Company, Bank of Montreal, as Agent and Harris Trust and Savings Bank, as U.S. Security Agent and other Lenders within the lending group. (previously filed with Form 10-K for the year ended December 31, 2002, SEC file No. 0-9989, filed on March 31, 2003, Exhibit 10.3(e)).

      10I. Employment Agreement dated October 1, 2001 between the Company and Mr. Jeremy Kendall (previously filed with Form 10-K/ A-3 for the year ended December 31, 2002, SEC file No. 0-9989, filed on July 2, 2003).

      10J. Employment Agreement dated August 2, 1999.between the Sunrich, Inc (a wholly-owned subsidiary of the Company) and Mr. Allan Routh (previously filed with Form 10-K for the year ended December 31, 2002, SEC file No. 0-9989, filed on July 2,
                  2003).

      10K. Employment Agreement dated January 26, 2001 between the Opta Food Ingredients, Inc. (now SunOpta Ingredients Inc., a wholly-owned subsidiary of the Company) and Mr. Arthur McEvily (previously filed with Form 10-K for the year ended December 31, 2002, SEC file No. 0-9989, filed on July 2, 2003).

      10L. Production Agreement and Addendum dated August 6, 2001 between The Hain Celestial Group and Nordic Aseptic, Inc. (a wholly owned subsidiary of the Company) (previously filed with Form 10-K for the year ended December 31, 2002, SEC file No. 0-9889, filed on July 14, 2003).

      10M. First Amending Agreement to Amended and Restated Credit Agreement dated as of May 16, 2003 among SunOpta Inc. (the "Company"), certain affiliates of the Company, Bank of Montreal, as Agent and Harris Trust and Savings Bank as U.S. Security Agent and other Lenders within the lending group. **

      10N. Second Amending Agreement to Amended and Restated Credit Agreement dated as of December 31, 2003 among SunOpta Inc. (the "Company"), certain affiliates of the Company, Bank of Montreal, as Agent and Harris Trust and Savings Bank as U.S. Security Agent and other Lenders within the lending group. **

      10O. Employee Stock Purchase Plan dated May 7, 2003 for 1,000,000 common shares. **

      21          List of subsidiaries- Exhibit 21 **

      24          Powers of Attorney - Exhibit 24 **

      31.1 Certification by Jeremy Kendall, Chief Executive Officer pursuant to SEC Release No. 33-8238 as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification by John Dietrich, Chief Financial Officer pursuant SEC Release No. 33-8238 as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification by Jeremy Kendall, Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification by John Dietrich, Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      * This exhibit does not include the Exhibits and Schedules thereto as listed in its table of contents. The Company undertakes to furnish any such Exhibits and Schedules to the Securities and Exchange Commission upon its request.

      **          Filed herewith

(b) Reports on Form 8K

      No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1984, the registrant has duly caused this report to be signed on its behalf by the undersigned. Thereunto duly authorized.

SUNOPTA INC.


John Dietrich                                  /s/ John Dietrich
                                               -----------------
Vice President and Chief Financial Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                                                   Date
------------------------------------------------------------------------------------------------------------------
*                                                                                             March 12, 2004
----------------------------------
Jeremy N. Kendall                     Chairman, Chief Executive Officer
                                      and Director (Principal Executive Officer)

/s/ John Dietrich                                                                             March 12, 2004
----------------------------------
John Dietrich                         Vice President and Chief Financial
                                      Officer (Principal Financial and Accounting Officer)

*                                                                                             March 12, 2004
----------------------------------
Cyril A. Ing                          Director and Corporate Secretary

*                                                                                             March 12, 2004
----------------------------------
Joseph Riz                            Director

*
----------------------------------
Jim Rifenbergh                        Director                                                March 12, 2004

*
----------------------------------
Allan Routh                           Director                                                March 12, 2004

 *
----------------------------------
Dennis Anderson                       Director                                                March 12, 2004

*
----------------------------------
Katrina Houde                         Director                                                March 12, 2004

*
----------------------------------
Camillo Lisio                         Director                                                March 12, 2004

*
----------------------------------
Stephen Bronfman                      Director                                                March 12, 2004

*
----------------------------------
Robert Fetherstonhaugh                Director                                                March 12, 2004

* By his signature set forth below, John Dietrich, pursuant to a duly executed power of attorney filed with the Securities and Exchange Commission as an exhibit to this report, has signed this report on behalf of and as Attorney-In-Fact for this person.

/s/ John Dietrich - John Dietrich -Attorney-in-Fact
-----------------

SunOpta Inc.

Consolidated Financial Statements
(expressed in U.S. dollars)


                                     - F1 -

PRICEWATERHOUSECOOPERS [LOGO]

--------------------------------------------------------------------------------

                                            PricewaterhouseCoopers LLP
                                            Chartered Accountants
February 20, 2004 (except as to             Mississauga Executive Centre
note 18, which is as of March 1, 2004)      One Robert Speck Parkway, Suite 1100
                                            Mississauga, Ontario Canada L4Z 3M3
                                            Telephone +1 905 949 7400
                                            Facsimile +1 905 949 7415

Auditors' Report

To the Shareholders of
SunOpta Inc.

We have audited the consolidated balance sheets of SunOpta Inc. as at December 31, 2003 and 2002 and the consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in accordance with Canadian generally accepted accounting principles.


/s/ PricewaterhouseCoopers LLP

Chartered Accountants

PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and the other member firms of PricewaterhouseCoopers International Limited, each of which is a separate and independent legal entity.


                                     - F2 -

SunOpta Inc.
Consolidated Balance Sheets
As at December 31, 2003 and 2002
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

                                                                  2003      2002
                                                                     $         $
Assets (note 8)

Current assets
Cash and cash equivalents                                       21,990     7,012
Short-term investments                                              --     2,038
Accounts receivable - trade                                     26,241    18,144
Current portion of note receivable (note 3)                         --     1,034
Inventories (note 4)                                            34,778    22,989
Prepaid expenses and other current assets                        2,524       958
Income taxes recoverable                                         1,686        --
Future income taxes (note 11)                                    1,172       115
                                                               -----------------
                                                                88,391    52,290

Assets held for sale (note 5)                                    6,007     5,020
Property, plant and equipment, net  (note 5)                    44,761    32,013
Goodwill and intangibles, net  (note 6)                         25,084    14,992
Future income taxes (note 11)                                    9,023     9,892
Other assets (note 7)                                              490     1,080
                                                               -----------------
                                                               173,756   115,287
                                                               =================
Liabilities

Current liabilities
Bank indebtedness (note 8)                                          --     3,963
Accounts payable and accrued liabilities                        24,664    19,664
Customer and other deposits                                      1,778       421
Current portion of long-term debt (note 8)                       3,840    11,557
Current portion of long-term payables (note 9)                     740     3,551
                                                               -----------------
                                                                31,022    39,156

Long-term debt  (note 8)                                        21,196    25,099
Long-term payables (note 9)                                      1,591     1,505
                                                               -----------------
                                                                53,809    65,760
                                                               -----------------
Shareholders' Equity

Capital stock (note 10)                                         96,670    38,020
Authorized
  Unlimited common shares without par value
Issued
  52,705,096 (December 31, 2002 - 41,984,118) common shares
Contributed surplus                                              2,968     2,914
Retained earnings                                               16,167     7,470
Currency translation adjustment                                  4,142     1,123
                                                               -----------------
                                                               119,947    49,527
                                                               -----------------
                                                               173,756   115,287
                                                               =================
Commitments and contingencies (note 14)

          (See accompanying notes to consolidated financial statements)


                                     - F3 -

SunOpta Inc.
Consolidated Statements of Shareholders Equity
For the years ended December 31, 2003, 2002 and 2001
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

Shareholders' Equity

                                                                                                         Currency
                                                              Capital     Contributed     Retained    Translation
                                                                Stock         Surplus     Earnings     Adjustment         Total
                                                                    $               $            $              $             $
Balance at December 31, 2000                                   14,258           2,910        3,685             40        20,893

Shares and warrants issued to acquire First Light Foods           804              --           --             --           804
Shares and warrants issued under private placements            19,776              --           --             --        19,776
Options exercised                                               1,037              --           --             --         1,037
Net earnings for the year                                          --              --           19             --            19
Currency translation adjustment                                    --              --           --            971           971

Balance at December 31, 2001                                   35,875           2,910        3,704          1,011        43,500

Warrants exercised and issued, net of repurchased               1,694               4           --             --         1,698
Options exercised                                                 397              --           --             --           397
Convertible right associated with convertible debenture            54              --           --             --            54
Net earnings for the year                                          --              --        3,766             --         3,766
Currency translation adjustment                                    --              --           --            112           112

Balance at December 31, 2002                                   38,020           2,914        7,470          1,123        49,527

Warrants exercised                                              1,861              --           --             --         1,861
Compensation warrants exercised                                   761              --           --             --           761
Options exercised                                               2,257              --           --             --         2,257
Shares issued under equity offerings                           53,004              --           --             --        53,004
Shares issued to acquired Kettle Valley                           821              --           --             --           821
Convertible right                                                 (54)             54           --             --            --
Net earnings for the year                                          --              --        8,697             --         8,697
Currency translation adjustment                                    --              --           --          3,019         3,019
                                                              -----------------------------------------------------------------

Balance at December 31, 2003                                   96,670           2,968       16,167          4,142       119,947
                                                              =================================================================

          (See accompanying notes to consolidated financial statements)


                                     - F4 -

SunOpta Inc.
Consolidated Statements of Earnings
For the years ended December 31, 2003, 2002 and 2001
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

                                                    2003        2002       2001
                                                       $           $          $

Revenues                                         199,099     120,898     89,822

Cost of goods sold                               163,421     101,431     77,450
                                                 ------------------------------

Gross profit                                      35,678      19,467     12,372

Selling, general and administrative expenses      25,788      14,281     11,142
                                                 ------------------------------

Earnings before the following                      9,890       5,186      1,230

Interest expense                                  (1,942)     (1,413)    (1,745)
Interest and other income                            531         218        326
Foreign exchange gain                              1,077         176        355
                                                 ------------------------------
                                                    (334)     (1,019)    (1,064)
                                                 ------------------------------

Earnings before income taxes                       9,556       4,167        166

Provision for income taxes (note 11)                 859         401        147
                                                 ------------------------------

Net earnings for the year                          8,697       3,766         19
                                                 ==============================

Net earnings per share for the year (note 15)

   Basic                                            0.19        0.09       0.00
                                                 ==============================

   Diluted                                          0.18        0.09       0.00
                                                 ==============================

          (See accompanying notes to consolidated financial statements)


                                     - F5 -

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2003, 2002 and 2001
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

                                                                            2003         2002         2001
                                                                               $            $            $
Cash provided by (used in)

Operating activities
Net earnings for the year                                                  8,697        3,766           19
Items not affecting cash
     Amortization                                                          5,484        4,130        3,706
     Future income taxes                                                    (475)      (1,000)        (142)
     Write-down of investment                                                 --          366           --
     Other                                                                   335         (273)        (189)
                                                                         ---------------------------------
                                                                          14,041        6,989        3,394
Changes in non-cash working capital, net of businesses
    acquired (note 12)                                                   (12,115)      (6,917)      (3,074)
                                                                         ---------------------------------
                                                                           1,926           72          320
                                                                         ---------------------------------

Investing activities
Decrease (increase) in short-term investments                              2,038        6,307       (6,307)
Acquisition of companies, net of cash acquired                           (17,594)     (21,919)      (2,172)
Acquisition of property, plant and equipment, net of disposals            (7,139)      (4,464)      (3,907)
Proceeds from notes receivable                                             1,071        1,425        1,393
Other                                                                         --          105          (49)
                                                                         ---------------------------------
                                                                         (21,624)     (18,546)     (11,042)
                                                                         ---------------------------------

Financing activities
Increase (decrease) in line of credit facilities                          (5,531)       2,757       (1,020)
Borrowings under long-term debt and tender facility                        8,907       34,883        1,042
Repayment of long-term debt                                              (24,698)     (16,940)      (6,188)
Repayment of deferred purchase consideration                                (602)        (982)          --
Proceeds from the issuance of common shares, net of  issuance costs       56,601        2,091       20,813
Financing costs                                                             (343)        (796)          --
Decrease (increase) in restricted cash                                        --        1,147       (1,147)
Purchase and redemption of Preference Shares of subsidiary companies        (147)        (129)        (117)
                                                                         ---------------------------------
                                                                          34,187       22,031       13,383

Foreign exchange gain on cash held in foreign currency                       489           91           67
                                                                         ---------------------------------

Increase (decrease) in cash and cash equivalents during the year          14,978        3,648        2,728

Cash and cash equivalents - Beginning of year                              7,012        3,364          636
                                                                         ---------------------------------

Cash and cash equivalents - End of year                                   21,990        7,012        3,364
                                                                         =================================

See note 12 for supplemental cash flow information

          (See accompanying notes to consolidated financial statements)


                                     - F6 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

1.    Description of business and significant accounting policies

      SunOpta Inc. (the Company) was incorporated under the laws of Canada on November 13, 1973. Formerly operating as Stake Technology Ltd., the Company changed its name to SunOpta Inc. on October 31, 2003. The new corporate name combines the names of two of the Company's historical operating food groups, the Sunrich Food Group and Opta Food Ingredients. The change reflects the Company's commitment to environmental responsibility and to the natural and organic food markets. The Company conducts business in three main areas, the SunOpta Food Group (Food Group) processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on soy, oat fiber and other natural and organic food products. Opta Minerals (formally the Environmental Industrial Group) processes, distributes and recycles industrial minerals. The StakeTech Steam Explosion Group markets proprietary steam explosion technology systems for the pulp, bio-fuel and food processing industries. The Company's assets, operations and employees at December 31, 2003 are located in the United States and Canada.

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

      Cash and cash equivalents

      Cash and cash equivalents consist of unrestricted cash and short-term deposits with a maturity of less than 90 days.

      Short-term investments

      Short-term investments consist of portfolio investments in other companies and deposits with a maturity at acquisition of greater than 90 days, and are valued at market.

      Inventories

      Raw materials and finished goods inventories are valued at the lower of cost and estimated net realizable value. Cost is determined on a first-in, first-out basis.

      Inventories of grain, are valued at market. Changes in market value are included in cost of goods sold. The Food Group generally follows a policy of hedging its grain transactions to protect gains and minimize losses due to market fluctuations. Futures and purchase and sale contracts are adjusted to market price and gains and losses from such transactions are included in cost of goods sold. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled. The Company also has inventories consisting of sunflowers and specialty beans which are valued at cost.


                                     - F7 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

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

      Goodwill and intangibles

      The Company adopted CICA Handbook Section 3062 "Goodwill and Intangible Assets" on January 1, 2002. This standard eliminates the need for amortization of goodwill and indefinite life intangible assets. Goodwill represents the excess of the purchase price over the assigned value of net assets acquired.

      In accordance with the standard, the Company has assessed the carrying value of goodwill and indefinite life intangibles for possible impairment, and has determined that no such impairment exists as at December 31, 2003. The Company's definite life intangible assets consist of customer lists, trademarks and distribution agreements and are amortized straight line over their estimated useful lives, ranging from 4 to 15 years. As required by the standard, the new rules related to goodwill and other intangible assets have been applied prospectively. On a pro-forma basis, the impact of adopting the new standard on 2001 earnings were:

                                                                      2001
                                                                         $

      Net earnings for the year                                         19
      Add back: goodwill and trademark amortization,
            net of tax                                                 492
                                                                     -----
      Adjusted net earnings for the year                               511
                                                                     =====

      Adjusted net earnings per basic and diluted common share        0.02
                                                                     =====

      Other assets

      i)    Pre-operating costs

            Net costs incurred in the pre-operating stage of a start-up business are deferred until the business reaches commercial operation or the passage of a certain period of time as predetermined by management. As at December 31, 2003 the unamortized balance of pre-operating costs was $nil (2002 - $358, 2001 - $353).

            The Company deferred pre-operating expenses of $308 in 2002 relating to the start up of an organic dairy business in Canada. Amortization of these costs on a straight line basis commenced in July 2002 and as at December 31, 2003 these costs have been fully amortized.

            In 2000, the Company acquired Nordic Aseptic, Inc., which was considered a start-up business from the date of acquisition to December 31, 2000. Certain operating costs, net of income earned during the pre-operating period totaling $482 were deferred. Amortization of these costs commenced January 1, 2001 and as of December 31, 2003 these deferred costs have been fully amortized.


                                     - F8 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

      ii)   Deferred financing costs

            Costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the instrument.

      iii)  Investments

            The Company has a 32% (2002 - 32%) investment in Easton Minerals Limited ("Easton"). This investment is considered impaired and the carrying value at December 31, 2003 is $nil (2002 - $nil). The investment was accounted for using the equity method of accounting. The Company does not have any guaranteed obligations with respect to Easton or any commitment to provide further financial support, and therefore it is not anticipated that further losses will be recorded on this investment.

            All other subsidiaries are 100% owned at December 31, 2003. Investments in these subsidiaries are recorded using the consolidation method, whereby revenues and expenses are consolidated with the results of the Company.

      Revenue recognition

      i)    SunOpta Food Group

            Grain revenues are recorded at the time of shipment. Revenues from custom processing services are recorded upon provision of services and upon completion of quality testing. All other Food Group revenues are recognized upon the shipment of product or at the time the service is provided to the customer.

      ii)   Opta Minerals

            Revenues from the sale of industrial minerals are recognized upon the sale and shipment of the related minerals. Revenues from recycling activities are recognized upon the sale and shipment or the disposal of non-hazardous material received.

      iii)  StakeTech Steam Explosion Group

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

      Change in reporting currency

      The Company historically prepared and filed its consolidated financial statements in Canadian dollars. On January 1, 2002 the Company adopted the United States (U.S.) dollar as its reporting currency for presentation of its consolidated financial statements. With the recent acquisitions of a number of companies in the United States, a significant portion of the Company's net earnings are earned by its U.S. operations. Historical consolidated results have been restated using a translation of convenience, whereby all historical results have been reflected using the exchange rate in effect on December 31, 2001 of $1 U.S. to $1.5928 CDN. The functional currency of all operations located in the United States and the corporate head office is the United States dollar. The functional currency of all other operations located in Canada is the Canadian dollar.


                                     - F9 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

      Foreign currency translation

      The Company's operations are self-sustaining operations, with the exception of the corporate head office, which is considered to be an integrated operation. The assets and liabilities of the self-sustaining operations are translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Unrealized gains or losses resulting from translating self-sustaining operations are accumulated and reported as a currency translation adjustment in shareholders' equity.

      Customer and other deposits

      Customer and other deposits principally include prepayments by the Food Group's customers for merchandise inventory to be purchased during the spring planting season and an amount of $1,260 at December 31, 2003 (December 31, 2002 - $nil) related to a deposit received on an option agreement related to a property held for sale (note 5).

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

      Employee stock compensation

      The Company measures the expense associated with its stock based compensation using the intrinsic value method. Employee/director stock options granted by the Company contain exercise prices which are equivalent to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to capital stock. No compensation expense is recorded upon issuance of stock options to employees. Stock options granted have a maximum life of six years and usually vest over a four year period.

      The fair value of the options granted during 2003, 2002 and 2001 was estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% for each year, an expected volatility of 55% (2002- 60%; 2001 - 30%), a risk-free interest rate of 2.5% (2002 - 3%; 2001 - 3%), and an expected life of four years.


                                    - F10 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

      Pro-forma net earnings (loss), reflecting stock compensation expense for 2003, 2002 and 2001 are as follows:

                                                                                  2003        2002           2001
            Number of options granted                                        1,152,450     415,100      1,238,125
                                                                             ====================================

                                                                                     $           $              $
            Total fair value                                                     3,328         630            508
                                                                             ====================================

            Net earnings for the year as reported                                8,697       3,766             19
            Stock compensation expense:
                 Options vested in current year from current year grants           664         126            410
                 Options vested in current year from prior years grants            241         115             65
                                                                             ------------------------------------
                                                                                   905         241            475
                                                                             ------------------------------------

            Pro-forma net earnings (loss) for the year                           7,792       3,525           (456)
                                                                             ====================================

            Pro-forma net earnings (loss) per common share
                 - Basic                                                          0.17        0.08          (0.01)
                                                                             ====================================
                 - Diluted                                                        0.16        0.08          (0.01)
                                                                             ====================================

      Derivative instruments

      The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved growers.

      The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold.

      Financial Instruments

      The Company's financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, short term investments, accounts receivable, other current assets, accounts payable and accrued liabilities and customer and other deposits. The fair values of these instruments approximate their carrying value due to their short-term maturities.

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


                                    - F11 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

      Earnings per share

      Basic earnings per share are computed by dividing the earnings available for common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the treasury stock method whereby the weighted average number of common shares used in the basic earnings per share calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued at the beginning of the period.

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

2.    Business acquisitions

      2003

      In 2003, the Company acquired four businesses (2002 - four businesses). All of these acquisitions have been accounted for using the purchase method, and accordingly, the consolidated financial statements include the results of operations of the acquired businesses from the dates of the acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on management's best estimate of fair values.

      The purchase price allocation of the net assets acquired and consideration given is summarized below:

                                                                Pro Organics
                                                  Sigco Sun        Marketing             Other
                                                   Products             Inc.      Acquisitions             Total
      Net assets acquired:                              (a)              (b)               (c)                 $
         Non-cash working capital                     4,217              855               708             5,780
         Property, plant and equipment                6,429              818             2,117             9,364
         Goodwill                                        --            3,196             1,627             4,823
         Intangible assets - definite life              505            1,723             1,807             4,035
         Future tax liability                            --             (692)             (761)           (1,453)
         Debt (including bank indebtedness)          (2,672)            (943)             (979)           (4,594)
                                                     -----------------------------------------------------------

                                                      8,479            4,957             4,519            17,955
                                                     -----------------------------------------------------------
       Consideration given:
         Cash paid on closing                         7,543            4,957             2,723            15,223
         Contingent consideration                       253               --                --               253
         Due to former shareholders                     683               --                --               683
         Common shares issued                            --               --               821               821
         Note payable                                    --               --               975               975
                                                     -----------------------------------------------------------

                                                      8,479            4,957             4,519            17,955
                                                     -----------------------------------------------------------


                                    - F12 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

(a)   Sigco Sun Products

      On November 12, 2003, the Company completed the acquisition of the business and certain net assets of Sigco Sun Products Inc. (Sigco) of Breckenridge, Minnesota for total consideration of $8,479 including transaction costs. An additional $1,347 of contingent consideration may be payable if certain predetermined profit targets are achieved by the acquired business during the period January 1, 2004 to December 31, 2008 and will be recorded as goodwill when the amount and outcome of this contingency becomes determinable.

      Sigco is a worldwide supplier of sunflower products and is fully integrated from the sale of sunflower seed to farmers through processing the contracted crop into finished in-shell and kernel sunflower products. The Company operates four facilities located in Minnesota, North Dakota and Kansas. Sigco markets its non-genetically modified sunflower products throughout the United States and to international markets in Europe, Asia and the Americas. The acquisition builds on the Company's vertically integrated model from seed to table and diversifies the grain products that the Company sells.

(b)   Pro Organics Marketing Inc.

      On October 10, 2003, the Company acquired all of the outstanding shares of Pro Organics Marketing Inc. (Pro Organics) and related companies for cash consideration of $4,957 including transaction costs. An additional $964 of contingent consideration may be payable to the former shareholders if certain predetermined targets are achieved during the period of January 1, 2004 to December 31, 2006 and will be recorded as additional goodwill when the amount and outcome of this contingency becomes determinable.

      Pro Organics is a leading distributor of certified organic fresh foods in Canada with distribution facilities located in Vancouver, Toronto and Montreal. Along with Wild West and Simply Organic, both acquired in 2002, Pro Organics gives the Company a dominant market share of the certified organic fresh foods market in Canada.

Other acquisitions:

(c)   Kettle Valley Dried Fruit Ltd.

      On May 1, 2003, the Company acquired all of the outstanding shares of Kettle Valley Dried Fruit Ltd. (Kettle Valley) and its related companies for cash consideration of $873, a note payable of $975 and issuance of the Company's shares valued at $821 for total consideration of $2,669.

      Kettle Valley produces natural and organic fruit bars and fruit leathers with an apple base and markets these products under the Kettle Valley Real Fruit Snack and Frunola brands. The Company operates two production facilities in Summerland, British Columbia, (B.C.) the heart of the B.C. apple growing district, and has constructed a third plant in the State of Washington, the center of the apple growing region of the Western U.S. The acquisition of this business is in line with the Company's strategy to expand the natural and organic food business in Canada and enter the healthy convenience foods market, a fast growing sector for natural or organic products.

      Sonne Labs Inc.

      On December 1, 2003, the Company acquired all of the outstanding shares of Sonne Labs Inc. (operating as Dakota Gourmet) for cash consideration of $1,850 including acquisition costs. In addition, contingent consideration of $750 may be payable if certain predetermined profit targets are achieved by the business from January 1, 2004 to December 31, 2007 and will be recorded as additional goodwill when the amount of this contingency becomes determinable.


                                    - F13 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

2.    Business acquisitions

      Dakota Gourmet is focused on the manufacture of innovative natural and organic snack foods using soy, corn and sunflower ingredients. These products are sold under the Dakota Gourmet (TM) brand and are also produced for private label customers. This acquisition will expand the Company's presence in the healthy convenience foods market and further supports the Company's strategy to grow its natural and organic product offering in this food sector.

      2002

      The net assets acquired relating to business acquisitions completed in 2002 and the consideration given are summarized below:

                                                        Opta Food             Other
                                                Ingredients, Inc.      Acquisitions
                                                              (a)               (b)             Total
                                                                $                 $                 $
            Net assets acquired
                   Cash                                     7,611              (188)            7,423
                   Short term investments                   2,038                --             2,038
                   Non-cash working capital                 5,580                49             5,629
                   Property, plant and equipment            5,020               410             5,430
                   Goodwill                                    --             1,570             1,570
                   Definite life intangibles                   --               220               220
                   Future income tax asset                 10,056                --            10,056
                   Long-term debt                          (1,705)             (258)           (1,963)
                                                          -------------------------------------------

                                                           28,600             1,803            30,403
                                                          ===========================================

            Consideration given
                Cash paid on closing                       26,729             1,498            28,227
                Contingent consideration                       --               305               305
                Due to former shareholders                  1,871                --             1,871
                                                          -------------------------------------------

                                                           28,600             1,803            30,403
                                                          ===========================================

      (a)   Opta Food Ingredients, Inc.

            On December 4, 2002, the Company completed a cash tender offer for the outstanding common shares of Opta Food Ingredients, Inc. (Opta). Approximately 92.6% of the outstanding common shares were tendered for $2.50 per share in cash in accordance with the tender offer. On December 18, 2002 the Company merged Opta with Stake Acquisition Corp, a wholly owned subsidiary. As a result of this merger, the remaining 7.4% of the outstanding common shares of Opta were converted to a right to receive $2.50 per share in cash from the Company, amounting to $1,871. This amount was disbursed in 2003.

            Now part of the SunOpta Ingredients Group, Opta was a leading innovator, manufacturer and marketer of proprietary food ingredients that improve the nutritional content, healthfulness, texture and taste of its customers' food products. Opta was also the world's largest supplier of oat fiber to the food industry.


                                    - F14 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

      Other acquisitions:

      (b)   Simply Organic Co. Ltd.

            On December 1, 2002, the Company acquired 100% of the outstanding common shares of Simply Organic Co. Ltd. for cash consideration of $187. In addition, contingent consideration of $160 is payable and will be paid over the next two fiscal years. The full amount of contingent consideration has been accrued at December 31, 2002.

            Simply Organic Co. Ltd. is an Ontario, Canada-based distributor of certified organic food products, distributed throughout much of Ontario to mass market and natural food retail outlets. As of December 31, 2003, Simply's operations have been merged with the recently acquired Pro Organic's Toronto operations.

            Wild West Organic Harvest Co-operative Association

            On November 1, 2002, the Company acquired 100% of the outstanding common shares of 632100 B.C. Ltd., successor to Wild West Organic Harvest Co-Operative Association (Wild West) for cash consideration of $889. In addition, contingent consideration of $144 may be payable if certain predetermined profit targets are achieved by the acquired business. The full amount of contingent consideration was accrued at December 31, 2002.

            Wild West is a British Columbia, Canada-based distributor of certified organic and natural food products throughout Western Canada to mass market and natural food retail outlets.

            International Materials

            On November 1, 2002, Virginia Materials purchased the remaining 49% of the outstanding common shares of International Materials, for cash consideration of $125.

            International Materials produces industrial garnets as a by-product from a mining operation and processes these garnets for sale to the water filtration, water jet cutting and abrasives markets.

            Organic Kitchen

            On July 2, 2002, the Company acquired certain assets and the businesses of Organic Kitchen Inc. and Cloud Mountain Inc. (together forming Organic Kitchen). Consideration consisted of $297 paid in cash on closing. In addition, the Company will pay 10% of the pre-tax profits earned to December 31, 2005, up to a maximum of $1,268. This contingent consideration will be recorded as an increase to goodwill when the amount of the contingency is determinable. No contingent consideration was paid in 2003 (2002 - $nil).

            The two companies form an integrated unit which sources, blends and supplies proprietary organic feeds to organic poultry and other meat producers. The companies then partner with organic processors who package poultry and other meat products and distribute to mass marketers under private label or the Organic Kitchen (TM) brand.


                                    - F15 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

      (c)   Virginia Materials

            On October 31, 2001, the Company's wholly owned subsidiary, Virginia Materials Inc. acquired certain assets of Virginia Materials and Supplies, Inc. including inventory, equipment and other long-term assets as well as 51% of the outstanding common shares of International Materials & Supplies, Inc. (International Materials) for cash consideration, including acquisition costs of $1,743, contingent consideration and deferred purchase consideration, consisting of the Company's purchase of the vendor's inventory at prices above fair market value. At the time of acquisition, the Company agreed to pay 50% of the profits for a two-year period from the date of the acquisition. The vendor's share of profits was considered contingent consideration. During 2002, the Company amended the arrangement with the vendor of Virginia Materials and paid $50 per month for the period January 1, 2003 to October 31, 2003 in lieu of 50% of profits. During 2002 and 2003, the deferred purchase consideration was also adjusted to reflect revised estimates of the amount of inventory remaining to be purchased. This resulted in an increase to goodwill of $248 which was recorded during 2003.

            Virginia Materials is a supplier of abrasives to the shipbuilding and repair industry. It has a production facility located in Norfolk, Virginia. Virginia Materials also recycles spent abrasives which are used in the production of cement and converts aluminium smelting waste into a roofing and abrasive product.

3.    Note receivable

      Prior to the Company's acquisition of Northern Food & Dairy Inc. (Northern) on September 15, 2000, Northern signed an agreement with a major customer to supply a natural food product. This agreement required Northern to expand its food processing plant to the customer's specifications. In accordance with the terms of the agreement, the customer paid Northern 36 monthly instalments of $119 commencing October 2000 and as at December 31, 2003 the outstanding receivable was fully collected. The agreement also requires Northern to provide the customer with a product rebate beginning three years after production at the new plant commences until $1,720 is repaid. During 2003, $75 of the product rebate has been repaid.

      Upon acquisition of Northern on September 15, 2000, the Company assigned fair values of $3,425 to the note receivable and $1,075 to the product rebate payable based on the cash flows associated with these financial instruments discounted at a rate of 9.5%.

      During 2003, Northern received payments of $1,071 (2002 - $1,425) and recorded imputed interest income of $37 (2002 - $156) on the note receivable. Imputed interest expense of $147 (2002 - $121) was recorded on the product rebate payable.

4.    Inventories

                                                        2003        2002
                                                           $           $
      Raw materials                                    8,437       7,859
      Finished goods                                  24,525      13,628
      Grain                                            1,816       1,502
                                                      ------------------

                                                      34,778      22,989
                                                      ==================
      Grain inventories consist of the following:

         Company owned grain                           1,491       1,460
         Unrealized gain (loss) on
              Sale and purchase contracts                153         (79)
              Future contracts                           172         121
                                                      ------------------

                                                       1,816       1,502
                                                      ==================


                                    - F16 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

5.    Property, plant and equipment

                                                                          2003
                                        --------------------------------------
                                                   Accumulated
                                          Cost    Amortization             Net
                                             $               $               $
      Land and buildings                22,513           2,321          20,192
      Machinery and equipment           34,536          13,903          20,633
      Office furniture and equipment     4,300           1,281           3,019
      Vehicles                           1,055             138             917
                                        --------------------------------------
                                        62,404          17,643          44,761
                                        ======================================

                                                                          2002
                                        --------------------------------------
                                                   Accumulated
                                          Cost    Amortization             Net
                                             $               $               $
      Land and buildings                17,403           1,033          16,370
      Machinery and equipment           24,904          10,714          14,190
      Office furniture and equipment     1,546             640             906
      Vehicles                             575              28             547
                                        --------------------------------------
                                        44,428          12,415          32,013
                                        ======================================

      Included in machinery and equipment is equipment under capital lease with a cost of $457 (2002 - $490) and net book value of $330 (2002 - $277).
      Included in office furniture and equipment is $807 of capitalized computer software, which is currently not being amortized as it has not been placed into use.

      Assets held for sale

      Assets held for sale include the former Opta's head office located in Bedford, Massachusetts, SunOpta Ingredients' St. Thomas, Ontario processing facility (both acquired in the acquisition of Opta - note 2) and Opta Minerals' Hamilton, Ontario processing and distribution facility.

      (a)   Former Opta Facilities

            Assets held for sale include the former Opta's head office located in Bedford, Massachusetts, which has a book value at December 31, 2003 of $4,800 (December 31, 2002 - $4,800). During the year, the
            Company entered into an option agreement to sell the building at a price of $4,850. The option was granted for one year and expires on September 22, 2004.

            As per the terms of the option agreement, as of December 31, 2003, Opta has received $1,260 in non-refundable option deposits which will be applied to the sale price at closing should the option be exercised. Opta will continue to receive non-refundable monthly option payments of $30, which will not be applied to the purchase price and monthly option deposits of $20, which will be applied to the purchase price if exercised. The Company has recorded $1,260 in customer and other deposits and option payments of $90 have been included in other income in 2003.

            Upon sale of the building it is the Company's intent to lease a portion of the building from the new owners.

            Subsequent to year end the Company announced the closure of the SunOpta Ingredients' St. Thomas, Ontario Canada facility and has classified this building as an asset held for sale. The book value as at December 31, 2003 was $193 (December 31, 2002 - $220). The estimated realizable value exceeds this amount at December 31, 2003.


                                    - F17 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

      (b)   Opta Minerals

            In January 2003, the Company relocated its production operation from Hamilton, Ontario to its existing facility in Waterdown, Ontario and as a result classified the land and building as an asset held for sale. At December 31, 2003 the land and building has a book value of $1,014. Subsequent to year end, the facility was sold for proceeds of $1,041.

6.    Goodwill and intangibles

                                                                             2003       2002
                                                                                $          $
      Goodwill - at cost, less accumulated amortization of $985
           (2002 - $985)                                                   18,182     12,212
      Trademarks and other intangibles with a definite life - at cost,
           less accumulated amortization of $122 (2002 - $6)                6,798      2,705
      Patents and licenses, net                                               104         75
                                                                           -----------------

                                                                           25,084     14,992
                                                                           =================

                                             Goodwill     Intangibles        Patents
                                                                        and licenses             Total
                                                    $               $              $                 $
      Balance as at December 31, 2002          12,212           2,705             75            14,992
      Additions during the year                 5,071           4,035             16             9,122
      Amortization                                 --            (116)           (30)             (146)
      Impact of foreign exchange                  899             174             43             1,116
                                               -------------------------------------------------------

      Balance at December 31, 2003             18,182           6,798            104            25,084
                                               =======================================================

      The Company estimates that aggregate amortization expense associated with definite life trademarks and other intangibles will be $726 for 2004 through 2007, and $702 in 2008.

7.    Other assets

                                                                        2003      2002
                                                                           $         $
      Pre-operating costs, net of accumulated amortization of $790
           (2002 - $432)                                                  --       358
      Deferred financing costs, net of accumulated amortization
           of $727 (2002 - $201)                                         436       619
      Other                                                               54       103
                                                                       ---------------

                                                                         490     1,080
                                                                       ===============


                                    - F18 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

8.    Long-term debt and banking facilities

                                                     2003            2002
                                                        $               $

      Term loan (a)                                19,800          13,900
      Tender facility (b)                              --          15,186
      Convertible debenture (c)                        --           4,697
      Other long-term debt (d)                      5,236           2,873
                                                   ----------------------
                                                   25,036          36,656
      Less: current portion                        (3,840)        (11,557)
                                                   ----------------------

                                                   21,196          25,099
                                                   ======================

      (a) In March 2003 the Company amended and restated its credit agreement which syndicated the financing arrangement to a group of banks including existing lenders and increased the term loan by $7,800 to $21,700. In addition, the U.S. line of credit facility was increased by $4,000 to $9,000. The Company used the incremental proceeds on the term loan, drew on the credit facility to the extent of $3,500 and utilized $3,886 of cash on hand to repay the tender facility obtained to finance the acquisition of Opta (note 2).

            In May 2003 and as part of the acquisition of Kettle Valley, the Company amended its facility and increased the Canadian line of credit facility to CDN $7,500 from CDN $5,000.

            In December 2003, the Company further amended its credit agreement and extended the term loan to June 2005. The Company fully intends to renew this term loan prior to its maturity however, for financial statement purposes the principal payments have been categorized as due in 2005. The amended and restated agreement has the following components;

            i)    Term loan

                  Principal payable quarterly based on a seven year amortization. The term loan matures June 2005 and is renewable at the option of the lender and the Company. As at December 31, 2003, $19,800 (2002 - $13,900) remained outstanding.

                  Interest on the term loan is payable at the borrower's option at U.S. dollar base rate or U.S. LIBOR plus a margin based on certain financial ratios of the Company (2.2% as at December 31, 2003 and 3.0% as at December 31, 2002).

            ii)   $5,785 (CDN $7,500) line of credit facility

                  Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers' acceptances, plus a margin based on certain financial ratios. As at December 31, 2003 $nil (2002 - $494) of this facility has been utilized and $802 has been committed through letters of credit as itemized in note 14 (d).

            iii)  $9,000 line of credit facility

                  Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including U.S. bank prime, or LIBOR, plus a margin based on certain financial ratios. As at December 31, 2003 $nil (2002 - $3,963) of this facility has been utilized.


                                    - F19 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

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

            The tender facility had a maximum borrowing base of $17,000. As at December 31, 2002, $15,186 of this facility had been utilized. Interest on borrowings under this facility accrued at the borrower's option based on various reference rates including the bank's prime plus 100 basis points, or LIBOR plus 200 basis points (3.3% as at December 31, 2002). In March 2003, the tender facility was repaid with cash and the incremental proceeds from the amended term loan and line of credit facilities, as described above.

      (c) On December 4, 2002, to finance the acquisition of Opta, the Company issued a $5,000 convertible debenture, with interest payable quarterly at 5.5% per annum. In conjunction with the issuance of the convertible debenture, the Company issued 250,000 share purchase warrants with an exercise price of $3.25. The warrants and the convertible right inherent in the debenture were fair valued at $317, as at December 4, 2002, and have been classified as a component of shareholders' equity. As a result, the fair value attributed to the debt component of the convertible debenture was $4,683. The debenture was convertible at the option of the holder at any time after November 30, 2003, or earlier under certain circumstances at the conversion price of $3.00 per share. The effective interest rate on the debenture was 9.6%.

            On August 29, 2003, the Company redeemed the convertible debenture at the face value of $5,000. As a result of the early redemption a loss on extinguishment of debt of $183, representing the accelerated interest accretion was recorded and has been recorded as interest expense. The warrants remain outstanding and have an expiry date of November 30, 2004.


                                    - F20 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

      (d)   Other long-term debt consists of the following:

                                                                                   2003      2002
                                                                                      $         $
            Note payable (Cdn $1,088) issued to the former shareholders of          816        --
            Kettle Valley as part of the acquisition (note 2), interest at 5%
            payable in ten semi-annual instalments, uncollateralized

            Term loan assumed on the acquisition of Sigco (note 2) payable        2,440        --
            in ten semi annual instalments of $244.  Interest payable
            monthly at LIBOR + 1.95% (December 31 - 3.15%),
            collateralized by the property and equipment of Sigco

            Term loan issued to Oracle Credit Corp. on the purchase of a          1,107        --
            software license agreement.  Interest at 2.0% payable in eight quarterly instalments

            Other term debt with a weighted average interest rate of 2.4%,          802       845
            due in varying instalments through July 2007

            Capital lease obligations due in monthly payments through                71       323
            2006, with a weighted average interest rate of 8.5%

            Term loan assumed on acquisition of Opta, payable in quarterly           --     1,705
            instalments of $27 including interest at 7.4% due June 2003, collateralized by certain assets in the United States
                                                                                  ---------------
                                                                                  5,236     2,873
                                                                                  ===============

      (e) The loans and capital leases detailed above require payments as follows:

                                                                         $
            2004                                                     3,840
            2005                                                    18,934
            2006                                                       793
            2007                                                       764
            2008 and thereafter                                        705
                                                                    ------
                                                                    25,036
                                                                    ------

      (f) Interest expense on long-term debt for the year ended December 31, 2003 was $1,664 (December 31, 2002 - $1,292).

      (g) The fair value of long-term debt as at December 31, 2003 is considered not to be materially different from the carrying amount.


                                    - F21 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

9.    Long-term payables

                                                               2003        2002
                                                                  $           $

      Product rebate payable (note 3)                         1,402       1,330
      Deferred purchase consideration                            65         667
      Preference shares of subsidiary companies                 144         291
      Payable to former shareholders of acquired companies      623       2,675
      Other                                                      97          93
                                                              -----------------
                                                              2,331       5,056
      Less: Current portion                                    (740)     (3,551)
                                                              -----------------

                                                              1,591       1,505
                                                              =================

10.   Capital stock

      The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value.

      The following is a summary of changes in capital stock:

                                                                        Warrants and rights              Common shares       Total
                                                                ---------------------------      ---------------------      ------
                                                                    Number                $          Number          $           $
            Balance as at December 31, 2000                        500,000               19      28,186,972     14,239      14,258
                                                                ------------------------------------------------------------------

            Shares and warrants issued to acquire First
                 Light Foods (a)                                    35,000                8         833,333        796         804
            Options exercised (b)                                       --               --         999,425      1,037       1,037
            April 2001 private placement (c)                       705,750              507       1,411,498      1,157       1,664
            May 2001 private placement (c)                       1,200,000              762       2,400,000      3,462       4,224
            September 2001 private placement (c)                 2,250,000            1,650       3,000,000      3,901       5,551
            December 2001 private placements (c)                        --               --       4,250,000      8,337       8,337
            Warrants issued (c)                                    478,500               --              --         --          --
                                                                ------------------------------------------------------------------
            Balance as at December 31, 2001                      5,169,250            2,946      41,081,228     32,929      35,875
                                                                ------------------------------------------------------------------

            Warrants exercised (a)                                (656,150)            (430)        656,150      1,904       1,474
            Warrants issued (a)                                    250,000              263              --         --         263
            Warrants repurchased (a)                               (60,000)             (43)             --         --         (43)
            Options exercised (b)                                       --               --         246,740        397         397
            Convertible right associated with convertible
                  debenture (a)                                         --               54              --         --          54
                                                                ------------------------------------------------------------------
            Balance as at December 31, 2002                      4,703,100            2,790      41,984,118     35,230      38,020
                                                                ------------------------------------------------------------------

            Warrants exercised (a)                              (1,095,750)            (438)      1,095,750      2,299       1,861
            Compensation and related warrants exercised (a)       (366,000)              --         366,000        761         761
            Shares issued to acquire Kettle Valley (a)                  --               --         196,809        821         821
            August 2003 public offering (c)                             --               --       7,500,000     51,004      51,004
            August 2003 private placement (c)                                                       285,714      2,000       2,000
            Options exercised (b)                                       --               --       1,276,705      2,257       2,257
            Convertible right (a)                                       --              (54)             --         --         (54)
                                                                ------------------------------------------------------------------
            Balance as at December 31, 2003                      3,241,350            2,298      52,705,096     94,372      96,670
                                                                ==================================================================


                                    - F22 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

      (a)   Warrants

            During 2003, 1,461,750 warrants including compensation warrants granted as part of private placements completed in 2001 were exercised at prices ranging from $1.50 to $2.40 for net proceeds of $2,622; (2002 - 656,150 warrants, $1,474; 2001 - nil warrants, $nil proceeds).

            On May 1, 2003, the Company issued 196,809 common shares at a price of $4.17 per common share, in the acquisition of Kettle Valley (note
            2).

            In conjunction with the convertible debenture issued in 2002 (note
            8) the Company issued 250,000 warrants with a fair value of $263, an exercise price of $3.25, and an expiry date of November 30, 2004. The convertible right issued in conjunction with the convertible debenture has a fair value of $54 and expired during the year, as the debenture was repaid prior to redemption.

            On April 2, 2002, 60,000 shareholder warrants with an exercise price of $1.75 per unit, were repurchased by the Company for a net cost of $39.

            During February, 2001 in respect of the acquisition of Jenkins and Gournoe Inc. the Company issued 833,333 common shares at a price of $0.96 per common share and 35,000 warrants exercisable at $1.70 for five years to February 2006, at a price of $0.23 per warrant.

      (b)   Employee/director option plans

            Details of changes in employee/director stock options are as follows:

                                                                                     2003            2002            2001
            Outstanding at beginning of year                                    2,201,260       2,050,700       1,811,325
            Granted                                                             1,152,450         415,100       1,253,800
            Exercised                                                          (1,276,705)       (246,740)       (999,425)
            Retracted                                                             (49,828)        (17,800)        (15,000)
                                                                               ------------------------------------------

            Outstanding options at year end                                     2,027,177       2,201,260       2,050,700
                                                                               ==========================================

            Exercisable options at year end                                       787,907       1,613,480       1,598,305
                                                                               ==========================================

            Weighted average fair value of options granted during the year     $     2.89      $     1.51      $     0.41
                                                                               ==========================================

            The Company grants options to employees and directors from time to time under employee/director stock option plans. The Board of Directors of the Company has authorized and approved 5,150,000 (2002
            - 5,150,000) shares to be made available for the stock option plans. The following is a summary of options granted during the year.

                                                                                                               Number of
                                                                                         Number of     Options vested at
            Grant date                 Expiry date            Exercise price               options          Dec 31, 2003
            January 02, 2003           January 02, 2008                $3.06                10,000                 2,000
            March 20, 2003             March 20, 2008                  $3.72               398,750                79,750
            May 01, 2003               May 01, 2008                    $5.00                12,000                 2,400
            May 07, 2003               May 07, 2008                    $5.24               158,700                31,740
            August 13, 2003            August 13, 2008                 $7.49                62,400                12,480
            September 29, 2003         September 29, 2008              $9.11                90,000                18,000
            November 04, 2003          November 04, 2008               $9.90               242,900                48,580
            December 10, 2003          December 10, 2008               $7.42               177,700                37,990
                                                                                         -------------------------------

                                                                                         1,152,450               232,940
                                                                                         ===============================


                                    - F23 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

            Employee/director stock options granted by the Company contain an exercise price, which is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to capital stock.

            During the year the Company granted 1,152,450 options which vest as follows: 232,940 options vested in 2003, 232,503 vest per annum in 2004 to 2006 and 222,002 in 2007. During 2003, 1,276,705 (2002 -
            246,740; 2001 - 999,425) options were exercised and the equivalent number of common shares were issued for net proceeds of $2,257 (2002
            - $397; 2001 - $1,037).

            Details of employee/director stock options as at December 31, 2003 are as follows:

            -------------------------------------------------------------------------------------------------
            Expiry           Exercise             Vested       Weighted              Total           Weighted
            Date                Price        Outstanding        Average        Outstanding      Average Price
                                Range            Options          Price            Options
            2004       $1.06 to $1.86             50,437          $1.34             50,437              $1.34
            2005       $1.06 to $1.38            256,200          $1.17            317,100              $1.18
            2006       $1.53 to $2.10            141,350          $1.84            227,150              $1.84
            2007       $2.15 to $3.07            148,100          $2.84            363,560              $2.79
            2008       $3.06 to $9.90            191,820          $6.97          1,068,930              $6.64
                                             ----------------------------------------------------------------

                                                 787,907          $3.03          2,027,177              $4.56
                                             ================================================================

            The weighted average remaining contractual life for vested outstanding options and total outstanding options is 3.2 and 4.0 years respectively.

            On January 7, 2000, based on Board of Director approval all options with an option price in excess of $1.06 were repriced to $1.06. In addition, on March 5, 2000, the Board of Directors approved a resolution extending the exercise period of 304,375 options from March 10, 2001 to December 31, 2003.

      (c)   Equity Offerings and Private Placements

            On August 28, 2003, the Company issued 7,500,000 common shares at a price of $7.00 per common share, as part of a public offering for gross proceeds of $52,500. The Company incurred $1,496 in share issuance costs, (net of tax) in relation to this offering.

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

            In 2001, the Company completed four private placements. The Company issued 11,061,498 common shares and 4,155,750 warrants to acquire 4,155,750 common shares for total proceeds of $19,776 net of issuance costs. The following is a summary of the warrants issued:

            Expiry date                Exercise price     Warrants             $


            March 31, 2004             $1.75               705,750           507
            March 31, 2004             $2.40             1,200,000           762
            September 30, 2004         $2.40             2,250,000         1,650
                                                         -----------------------

                                                         4,155,750         2,919
                                                         =======================


                                    - F24 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

            In addition, pursuant to the 2001 private placement agreements, the Company granted to their agents:

            i) Compensation warrants exercisable until June 8, 2003 to purchase 144,000 option units at $2.00 per unit. If exercised in full, the Company would issue 144,000 common shares and 72,000 warrants exercisable at $2.40 to acquire 72,000 common shares, which expire on March 31, 2004.

                  During 2003, all of the above 144,000 compensation warrants were exercised and 216,000 common shares were issued for net proceeds of $461.

            ii) Compensation warrants exercisable until September 28, 2003 to purchase 150,000 option units at $2.00 per unit. If exercised in full, the Company will issue 150,000 common shares and 112,500 warrants exercisable at $2.40 to acquire 112,500 common shares, which expire on September 30, 2004.

                  During 2003, the above 150,000 compensation warrants were exercised and 150,000 common shares were issued for net proceeds of $300. The above 112,500 compensation warrants remain outstanding at year end.

      (d) During 1997, the shareholders of the Company agreed to reduce the stated capital account of the Company's common shares by $15,712 through the elimination of a deficit.

11.   Income taxes

      The Company's effective income tax rate on consolidated earnings has been determined as follows:

                                                                   2003          2002          2001
      Canadian statutory income tax rate                           36.1%         39.0%         42.0%

      Increase (decrease) by the effects of:
      Change in valuation allowance                               (24.8%)       (13.2%)       (25.8%)
       Differences in foreign, capital gains, manufacturing        (2.1%)        (3.7%)        (1.5%)
            and processing and future income tax rates
      Other                                                        (0.2%)       (12.5%)        73.9%
                                                                -----------------------------------

      Effective income tax rate                                     9.0%          9.6%         88.6%
                                                                ===================================

                                                                      $             $             $
      Net earnings before income taxes                            9,556         4,167           166
                                                                ===================================

      Provision for income taxes                                    859           401           147
                                                                ===================================


                                    - F25 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

      The components of the provisions for Canada and U.S. income taxes are shown below:

                                             2003         2002       2001
                                                $            $          $
      Current (benefit) expense:
          Canada                              370       (1,094)       (85)
          United States                       433          110        374
                                           ------------------------------
                                              803         (984)       289
      Future (benefit) expense:
          Canada                               50         (717)         2
          United States                         6        2,102       (144)
                                           ------------------------------

                                               56        1,385       (142)
                                           ------------------------------

      Provision for income taxes              859          401        147
                                           ==============================

      Future income taxes of the Company are comprised of the following:

                                                                             2003         2002
                                                                                $            $
      Differences in property, plant and equipment basis                     (106)       4,946
      Non-capital losses                                                    7,291        6,443
      Tax benefit of scientific research expenditures                       2,783        2,112
      Tax benefit of costs  incurred  during share issuance (note 10)       1,281
      Other                                                                   684          613
                                                                          --------------------
                                                                           11,933       14,114
      Valuation allowance                                                  (1,738)      (4,107)
                                                                          --------------------

                                                                           10,195       10,007
                                                                          ====================

      The Company has approximately $5,245 and $1,000 (2002 - $4,373 and $1,000) in Canadian and U.S. scientific research expenditures respectively, which can be carried forward indefinitely to reduce future years' taxable income. The Company also has approximately $nil (2002 - $120) in Canadian scientific research investment tax credits and approximately $870 (2002 - $870) in U.S. state scientific research investment tax credits which will expire in approximately 12 years.

      The Company has Canadian and U.S. non-capital loss carry-forwards of approximately $7,404 and $32,500 respectively, as at December 31, 2003 (2002 - $2,116 and 34,900). The Company also has State loss carry forwards of approximately $5,800 as of December 31, 2003 (2002 - $8,400). The amounts are available to reduce future federal and provincial/state income taxes. Non-capital loss carry-forwards attributable to Canada expire over varying amounts over the next seven years while non-capital loss carry-forwards attributable to the U.S. expire in varying amounts over the next 17 years.

      A valuation allowance of $1,738 (2002 - $4,107) has been recorded to reduce the net benefit recorded in these consolidated financial statements related to the capital and non-capital loss carry-forwards. The valuation allowance has decreased as a result of greater certainty associated with the ultimate realization of these future tax assets.


                                    - F26 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

12.      Supplemental cash flow information

                                                                2003        2002        2001
                                                                   $           $           $
       Changes in non-cash working capital, net of
           businesses acquired:
               Accounts receivable - trade                    (3,484)     (4,712)        315
               Inventories                                    (4,976)     (3,086)     (3,383)
               Prepaid expenses and other current assets      (1,187)        579        (404)
               Income taxes recoverable                       (1,686)         --          --
               Accounts payable and accrued liabilities       (2,139)      1,271        (135)
               Customer deposits                               1,357        (969)        533
                                                             -------------------------------

                                                             (12,115)     (6,917)     (3,074)
                                                             ===============================
      Cash paid for:
               Interest                                        1,698       1,632       1,789
                                                             ===============================

               Income taxes                                    2,099       1,373         405
                                                             ===============================

13.   Related party transactions and balances

      In addition to transactions disclosed elsewhere in these consolidated financial statements, the Company entered into the following related party transactions:

      (a) Included in other current assets as at December 31, 2003 is $25 (2002 - $75) due from officers/directors of the Company.

      (b) Pursuant to the Pro Organics acquisition the Company has leased Pro Organics Vancouver, British Columbia warehouse and administration facility from the former owners who still remain as executive officers of Pro Organics. The lease is at market rates and is for a five year term with two five year renewal periods.

      (c) Pursuant to the acquisition of Sigco the Company has a receivable of $310 as at December 31, 2003 from the selling company which is controlled by the President of Sigco, for certain accounts receivable collected on behalf of the Company. This amount has been included in Prepaid expenses and Other assets and was fully discharged subsequent to year end.


                                    - F27 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

14.   Commitments and contingencies

      (a) SunRich Inc. a subsidiary of the Company has commenced a suit against a supplier for failure to adhere to the terms of a contract. The Company and its legal counsel believe that this claim has merit. The Company has ceased co-packing arrangements under the existing contract and has commenced packing under separate arrangements. It cannot however be determined if there will be any recovery by the Company at this time and the Company is expensing the costs of pursuing this suit as incurred. The supplier has counter-sued the Company for breach of contract. The Company believes this suit is unfounded. Other than this action, the Company has not been and is not currently a party to any other material litigation.

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

      (d)   Letters of credit:

            i) An irrevocable letter of credit for $578 has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

            ii) An irrevocable letter of credit for $195 has been placed with the Commonwealth of Virginia Department of Environmental Qualities as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

            iii) Additional letters of credit totalling $29 have been placed with third parties as security on transactions occurring in the ordinary course of operations.

      (e)   Real property lease commitments:

            The Company has entered into various leasing arrangements which have fixed monthly rents that are adjusted annually each year for inflation.

            Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                                     $
            2004                                                 2,930
            2005                                                 2,625
            2006                                                 2,289
            2007                                                 1,813
            2008 and thereafter                                  2,001
                                                                ------
                                                                11,658
                                                                ======

            In the years 2003, 2002 and 2001, minimum rents, including immaterial contingent rents and sublease rental income, were $1,766, $921 and $604, respectively.


                                    - F28 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

15.   Earnings per share

      The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options as disclosed in note 10. The number of shares for the diluted earnings per share was calculated as follows:

                                                          2003           2002           2001
      Weighted average number of shares used in
           basic earnings per share                 46,094,627     41,547,302     32,220,352
      Dilutive potential of the following
           Employee/director stock options             840,085        765,034        150,191
           Warrants                                  2,004,201        747,459         85,392
                                                    ----------------------------------------
      Weighted average number of shares used in
           diluted earnings per share               48,938,913     43,059,795     32,455,935
                                                    ========================================

      Net earnings for the period                        8,697          3,766             19
                                                    ========================================
      Earnings per share:
           - Basic                                        0.19           0.09           0.00
                                                    ----------------------------------------
           - Diluted                                      0.18           0.09           0.00
                                                    ----------------------------------------

      Options to purchase 573,000 common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

16.   Segmented information

      Industry segments

      The Company operates in three industry segments: (a) the SunOpta Food Group, processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on soy, natural and organic food products. During the year the Company expanded its reporting structure and has further defined its segments into Grains and Soy Products Group, SunOpta Ingredients Group and Packaged and Distributed Products Group (which combined form the Food Group). The addition of these segments better reflects how management views and manages the business and is aligned with the Company's vertically integrated model; (b) Opta Minerals (formally known as Environmental Industrial Group), processes, distributes, and recycles industrial minerals; and (c) the StakeTech Steam Explosion Group, markets proprietary steam explosion technology systems for the pulp and food processing industries. The Company's assets, operations and employees are located in Canada and the United States.

      The Company has presented segmented information under the new reporting structure for the current year; however, due to reporting constraints it is considered impractical to do so for 2002 and 2001 results. The Company has also revised its reporting of segmented net earnings (loss) to net earnings (loss) before interest and taxes but inclusive of allocated corporate management fees, as this is more aligned with how management views its operations. SunRich Food Group Inc., the holding company of U.S. operations, has also been reclassified from the Food Group segment to Corporate. For 2002 and 2001 the Company has restated its segments to include the effect of the Sunrich Food Group and management fee reclassifications.


                                    - F29 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

                                                                                                                         2003
                                                          -------------------------------------------------------------------
                                                                                                StakeTech
                                                                                          Steam Explosion
                                                             SunOpta     Opta Minerals          Group and
                                                          Food Group             Group          Corporate        Consolidated
                                                                   $                 $                  $                   $
      External revenues by market
      U.S                                                    134,964             9,446                461             144,871
      Canada                                                  30,754            15,202                 --              45,956
      Other                                                    8,089               183                 --               8,272
                                                          -------------------------------------------------------------------

      Total revenues from external customers                 173,807            24,831                461             199,099
                                                          -------------------------------------------------------------------

      Segment net earnings (loss) before interest
           expense and income taxes                           10,536             2,580             (1,618)             11,498
                                                          -------------------------------------------------------------------

      Interest  expense                                           --                --                 --               1,942
                                                          -------------------------------------------------------------------

      Provision for  income taxes                                 --                --                 --                 859
                                                          -------------------------------------------------------------------

      Net earnings                                                --                --                 --               8,697
                                                          -------------------------------------------------------------------

      Identifiable assets                                    117,346            26,363             30,047             173,756
                                                          -------------------------------------------------------------------

      Amortization                                             3,889               952                643               5,484
                                                          -------------------------------------------------------------------

      Goodwill                                                12,062             6,120                 --              18,182
                                                          -------------------------------------------------------------------

      Expenditures on property, plant and
           equipment                                           5,361               796                982               7,139
                                                          -------------------------------------------------------------------

The SunOpta Food Group has the following segmented reporting:

                                                                                                                         2003
                                                        ---------------------------------------------------------------------
                                                          Grains and           SunOpta       Packaged and
                                                        Soy Products       Ingredients        Distributed             SunOpta
                                                               Group             Group     Products Group          Food Group
                                                                   $                 $                  $                   $
      External revenues by market
      U.S                                                     57,499            42,756             36,043             136,298
      Canada                                                     439             1,488             27,333              29,260
      Other                                                    2,384             5,705                160               8,249
                                                        ---------------------------------------------------------------------

      Total revenues from external customers                  60,322            49,949             63,536             173,807
                                                        ---------------------------------------------------------------------

      Segment net earnings before interest
           expense and income taxes                            2,745             4,797              2,994              10,536
                                                        ---------------------------------------------------------------------

      Identifiable assets                                     36,588            46,140             34,618             117,346
                                                        ---------------------------------------------------------------------

      Amortization                                               744             1,656              1,489               3,889
                                                        ---------------------------------------------------------------------

      Goodwill                                                 1,293             3,893              6,877              12,062
                                                        ---------------------------------------------------------------------

      Expenditures on property, plant and
           equipment                                             986             2,874              1,837               5,698
                                                        ---------------------------------------------------------------------


                                    - F30 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

                                                                                                                         2002
                                                          -------------------------------------------------------------------
                                                                                                StakeTech
                                                                                          Steam Explosion
                                                                         Opta Minerals          Group and
                                                          Food Group             Group          Corporate        Consolidated
                                                                   $                 $                  $                   $
      External revenues by market
      U.S                                                     89,088             8,305                157              97,550
      Canada                                                   2,936            15,902                 --              18,838
      Other                                                    4,295               215                 --               4,510
                                                          -------------------------------------------------------------------

      Total revenues from external customers                  96,319            24,422                157             120,898
                                                          -------------------------------------------------------------------

      Segment net earnings (loss) before
           interest expense and income taxes                   4,556             2,864             (1,840)              5,580
                                                          -------------------------------------------------------------------

      Interest expense                                           821               320                272               1,413
                                                          -------------------------------------------------------------------

      Provision for (recovery of) income taxes                 1,394             1,115             (2,108)                401
                                                          -------------------------------------------------------------------

      Net earnings (loss)                                      3,203             1,741             (1,178)              3,766
                                                          -------------------------------------------------------------------
      Identifiable assets                                     85,040            21,981              8,266             115,287
                                                          -------------------------------------------------------------------

      Amortization                                             2,995               861                274               4,130
                                                          -------------------------------------------------------------------

      Goodwill                                                 6,692             5,520                 --              12,212

                                                          -------------------------------------------------------------------
      Expenditures on property, plant
           and equipment                                       3,306             1,058                100               4,464
                                                          -------------------------------------------------------------------

                                                                                                                         2001
                                                          -------------------------------------------------------------------
                                                                                                StakeTech
                                                                                          Steam Explosion
                                                                         Opta Minerals          Group and
                                                          Food Group             Group          Corporate        Consolidated
                                                                   $                 $                  $                   $

      External revenues by market
      U.S                                                     66,408             5,365                359              72,132
      Canada                                                     200            14,124                 --              14,324
      Other                                                    3,365                 1                 --               3,366
                                                          -------------------------------------------------------------------

      Total revenues from external customers                  69,973            19,490                359              89,822
                                                          -------------------------------------------------------------------

      Segment net earnings (loss) before
           interest expense and income taxes                   1,655               836               (580)              1,911
                                                          -------------------------------------------------------------------

      Interest expense                                         1,423               291                 31               1,745
                                                          -------------------------------------------------------------------

      Provision for (recovery of) income taxes                   186               170               (209)                147
                                                          -------------------------------------------------------------------

      Net earnings (loss)                                        310               491               (782)                 19
                                                          -------------------------------------------------------------------

      Identifiable assets                                     51,073            16,948             12,040              80,061
                                                          -------------------------------------------------------------------

      Amortization                                             2,889               705                112                3706
                                                          -------------------------------------------------------------------

      Goodwill                                                 7,874             3,163                 60              11,097
                                                          -------------------------------------------------------------------

      Expenditures on property, plant and
           equipment                                           2,590             1,290                 27               3,907
                                                          -------------------------------------------------------------------

      Equity accounted investment                                 --                --                366                 366
                                                          -------------------------------------------------------------------


                                    - F31 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

      Geographic segments

                                                              2003                                    2002
                                ----------------------------------       ---------------------------------
                                   U.S.       Canada         Total         U.S.       Canada         Total
                                      $            $             $            $            $             $
      Property, plant and
        equipment                34,540       10,221        44,761       29,568        7,465        37,033
                                ==================================       =================================

      Goodwill                    9,926        8,256        18,182        9,158        3,054        12,212
                                ==================================       =================================

      Total assets              110,224       63,532       173,756       87,399       27,888       115,287
                                ==================================       =================================

      Customer concentration

      The Company has one customer in the Food Group whose purchases were 13% of the Company's total revenue in 2003 (2002 - 16%).

17.   United States generally accepted accounting principles differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which conform in all material respects applicable to the Company with those in the United States (U.S. GAAP) during the periods presented, except with respect to the following:

      Under U.S. GAAP, certain pre-operating costs of $nil incurred in the year ended December 31, 2003, (2002 - $276, 2001 - $32)), deferred in these financial statements would be expensed. Amortization of $358 in the year ended December 31, 2003, (2002 - $271, 2001 - $161) related to pre-operating costs would not have been expensed.

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

      During 2001, the Company repriced certain options. As a result, for the year ended December 31, 2003 - $nil (2002 - $nil; 2001 - $321) would be recognized as stock option compensation expense under U.S. GAAP.

      In conjunction with the issuance of the convertible debenture described in notes 8 and 10 for Canadian GAAP purposes, the fair value of the convertible right was determined to be $54. For U.S. GAAP purposes, the value of the right was determined to be $383. For U.S. GAAP this amount has been measured and disclosed but would not be recorded until the option right became exercisable on November 30, 2003. As the convertible debenture was repaid prior to November 30, 2003 the value of the right under U.S. GAAP was not recorded. The Canadian GAAP accretion of $34 on the convertible debenture has not been recorded for U.S. GAAP purposes.

      Effective January 1, 2002, the Company adopted the U.S. dollar as its reporting currency. Under Canadian GAAP historical results were restated using a translation of convenience, whereas under U.S. GAAP, the consolidated financial statements would be restated on a retroactive basis. The effect of this adjustment would not be material.


                                    - F32 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

17. United States generally accepted accounting principles differences continued

      Accordingly, the following would have been reported under U.S. GAAP:

                                                                      2003             2002             2001
                                                                         $                $                $
      Net earnings for the year - as reported                        8,697            3,766               19
      Pre-operating costs amortized                                    358              271              161
      Pre-operating costs capitalized                                   --             (276)             (32)
      Accretion on convertible debenture                                34               --               --
      Stock option compensation expense                                 --              (62)            (321)
      Tax effect of above items                                       (149)               2              (52)
                                                                --------------------------------------------

      Net earnings (loss) for the year - US. GAAP                    8,940            3,701             (225)
                                                                ============================================

      Net earnings (loss) per share - U.S. GAAP - Basic               0.19             0.09            (0.01)
                                                                ============================================
      Net earnings (loss) per share - U.S. GAAP - Diluted             0.18             0.09            (0.01)
                                                                ============================================
      Weighted average number of common shares
           outstanding                                          46,094,627       41,547,302       32,220,352
                                                                ============================================

      Diluted weighted average number of common shares          48,938,913       43,059,795       32,455,935
                                                                ============================================

      Shareholders' equity - as reported                           119,947           49,527           43,500
      Cumulative pre-operating costs, net of amortization,
            net of tax                                                  --              215              212
      Cumulative stock compensation expense                           (416)            (416)            (354)
                                                                --------------------------------------------

      Shareholders' equity - U.S. GAAP                             119,531           49,326           43,358
                                                                ============================================

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

                                                       2003      2002     2001
                                                          $         $        $

      Net earnings (loss) for the year - U.S. GAAP    8,940     3,701     (225)
      Currency translation adjustment                 3,019       112      971
                                                     -------------------------

      Comprehensive income for the year              11,959     3,813      746
                                                     =========================


                                    - F33 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

17. United States generally accepted accounting principles differences, continued

      Other U.S. GAAP disclosures

      Changes in Reserves                                                  2003        2002        2001
                                                                              $           $           $
      Allowance for Doubtful Accounts
             Balance, beginning of year                                     709         367         590
             Additions charged to profit and loss, including
                 effects of foreign exchange rate differences               892         450         162
             Accounts receivable charged off, net of recoveries            (383)       (108)       (385)
                                                                         ------------------------------
             Balance, end of year                                         1,218         709         367
                                                                         ==============================

      Deferred Tax Valuation Allowance
             Balance, beginning of year                                   4,107         479         479
             Additions (reductions) to valuation allowance               (2,369)      4,107          --
             Adjustments to valuation allowance, including
                 effects of foreign exchange rate differences                --        (479)         --
                                                                         ------------------------------
             Balance, end of year                                         1,738       4,107         479
                                                                         ==============================

      The following items are considered part of operating income:

                                                                          2003        2002        2001
                                                                             $           $           $
      Write down of investment in Easton Minerals Limited                   --        (366)         --
         Gain on sale of assets (net of assets written off of $112)         21         285          51
                                                                        ------------------------------
                                                                            21         (81)         51
                                                                        ==============================

                                                                          2003        2002        2001
                                                                             $           $           $
      Accrued payroll                                                    1,607       1,235       1,059
                                                                        ==============================

      Proforma data (unaudited)

      Condensed proforma income statement, as if the acquisitions of Sigco Sun Products, Sonne Labs, Pro Organics, Kettle Valley occurred at the beginning of 2003 and the acquisitions of Opta, Wild West, Organic Kitchen and Simply Organic, had occurred at the beginning of 2002, is as follows:

                                                      2003            2002
                                                         $               $

      Revenue                                      239,320         214,135
      Net earnings                                   9,275           4,016
      Earnings per share
         - Basic                                      0.20            0.10
         - Diluted                                    0.19            0.09


                                    - F34 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

18.   Subsequent Events

      (i) Business acquisition

      On March 1, 2004 the Company announced the acquisition of Distribue-vie Fruits & Legumes Biologigues Inc. (Distribue-vie) of Montreal, Quebec for approximately $853 including acquisition costs. Contingent consideration may be payable to the former shareholders if certain predetermined targets are achieved during the period of April 1, 2004 to April 1, 2006.

      Distribue-vie specializes in the distribution of organic fresh foods with an emphasis on produce and serves the Quebec market along with geographic reach to Eastern Ontario and the Maritime provinces. Distribue-vie had revenue in the past year of approximately $5,000. The Company is a further addition to the Canadian organic and natural distribution group that the company has formed over the last several years.

      (ii) Assets held for sale

      Subsequent to year-end the Company sold its Opta Minerals Hamilton facility for proceeds of $1,041 and announced the closure of its St. Thomas facility. These assets are classified as "Assets held for sale" at December 31, 2003 within the Consolidated Balance Sheet and are detailed further in Note 5.

Recent accounting developments

Effective January 1, 2004 the Company will adopt CICA 3870 which will require the Company to record stock compensation expense on options granted to employees. Under the transitional provisions of this new standard, the Company will record a charge through retained earnings representing the cumulative impact of stock options granted since January 2002 and will record an expense for existing and any new options over the remaining vesting period.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies reporting for derivative instruments. It is effective for contracts entered into or modified after June 30, 2003. The Company adopted this standard in fiscal year 2003. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FASB 150). The statement clarifies how issuers classify and measure certain instruments with characteristics of both liabilities and equity. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this standard in fiscal year 2003. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

In December 2003, the Financial Accounting Standards Board, ("FASB") issued Interpretation No. 46R, "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46R, companies have generally included another entity in its consolidated financial statements only if it controlled the entity through voting interest. FIN 46R changes that by requiring a variable entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The Company does not have any investments in variable interest entities.


                                    - F35 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

Supplemental Financial Information (Unaudited)

                                                          Quarter ended               Quarter ended
                                                            December 31                September 30
                                                   ------------------------------------------------
                                                     2003          2002          2003          2002
Revenues                                           54,663        33,437        50,384        32,800

Cost of goods sold                                 44,188        28,000        41,404        27,510
                                                   ------------------------------------------------

Gross profit                                       10,475         5,437         8,980         5,290

Selling, general and administrative expenses        8,543         4,835         5,887         3,240
                                                   ------------------------------------------------

Earnings (loss) before the following                1,932           602         3,093         2,050

Interest expense                                     (278)         (383)         (680)         (302)
Interest and other income (expense)                   120           (20)          201            30
Foreign exchange gain (loss)                          653            36          (171)         (322)
                                                   ------------------------------------------------
                                                      495          (367)         (650)         (594)
                                                   ------------------------------------------------
Earnings before income taxes                        2,427           235         2,443         1,456

Provision for (recovery of) income taxes             (710)         (277)          343           (71)
                                                   ------------------------------------------------

Net earnings for the year                           3,137           512         2,100         1,527
                                                   ================================================

Net earnings per share for the year
   Basic                                             0.06          0.01          0.05          0.04
                                                   ================================================
   Diluted                                           0.06          0.01          0.04          0.04
                                                   ================================================

                                                          Quarter ended               Quarter ended
                                                                June 30                    March 31
                                                   ------------------------------------------------
                                                     2003          2002          2003          2002
Revenues                                           52,641        31,378        41,411        23,283

Cost of goods sold                                 43,536        25,942        34,293        19,979
                                                   ------------------------------------------------

Gross profit                                        9,105         5,436         7,118         3,304

Selling, general and administrative expenses        5,874         3,223         5,485         2,983
                                                   ------------------------------------------------

Earnings before the following                       3,231         2,213         1,633           321

Interest expense                                     (493)         (306)         (491)         (422)
Interest and other income                             173            97            37           111
Foreign exchange gain (loss)                          254           466           341            (4)
                                                   ------------------------------------------------
                                                      (66)          257          (113)         (315)
                                                   ------------------------------------------------
Earnings before income taxes                        3,165         2,470         1,520             6

Provision for (recovery of) income taxes              769           766           456           (17)
                                                   ------------------------------------------------

Net earnings for the year                           2,396         1,704         1,064            23
                                                   ================================================

Net earnings per share for the year
   Basic                                             0.06          0.04          0.03          0.00
                                                   ================================================
   Diluted                                           0.05          0.04          0.02          0.00
                                                   ================================================


                                    - F36 -

PART I - FINANCIAL INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        SUNOPTA INC.


                                        /s/ John Dietrich
Date March 12, 2004
                                        SunOpta Inc.
                                        By John Dietrich
                                        Vice President & Chief Financial Officer


                                    - F37 -