Form 10-Q
period 2004-03-31
SUNOPTA INC
filed 2004-05-07
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                           Commission File No. 0-9989

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

                             2838 Bovaird Drive West
                         Norval, Ontario L0P 1K0, Canada
                    (Address of Principal Executive Offices)

                                 (905) 455-1990
              (Registrant's telephone number, including area code)

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

                                Yes |X|  No |_|

At April 30, 2004 registrant had 53,429,803 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $423,999,168. The Company's common shares are traded on the Nasdaq Smallcap Market tier of the Nasdaq Stock Market under the symbol STKL and The Toronto Stock Exchange under the symbol SOY.

There are 34 pages in the March 31, 2004 10-Q and the index follows the cover page.


--------------------------------------------------------------------------------
SUNOPTA INC.                            1                    March 31, 2004 10-Q

SUNOPTA INC.

                                    FORM 10-Q
                                 March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets as at March 31, 2004 and December 31,
          2003.

          Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2004 and December 31, 2003.

          Consolidated Statements of Earnings for the three months ended March 31, 2004 and 2003.

          Consolidated Statements of Cash Flow for the three months ended March 31, 2004 and 2003.

          Condensed Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Disclosure Controls and Procedures

PART II - OTHER INFORMATION

           All financial information is expressed in United States Dollars

           The closing rate of exchange on April 30, 2004 was CDN $1 = U.S. $0.7288


--------------------------------------------------------------------------------
SUNOPTA INC.                            2                    March 31, 2004 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

                        Consolidated Financial Statements

                                  SunOpta Inc.

                    For the Three Months Ended March 31, 2004


--------------------------------------------------------------------------------
SUNOPTA INC.                            3                    March 31, 2004 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at March 31, 2004 and December 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

                                                       March 31,    December 31,
                                                            2004            2003
                                                               $               $
--------------------------------------------------------------------------------

Assets

Current assets
Cash and cash equivalents                                 19,503          21,990
Accounts receivable - trade (note 6)                      28,391          26,241
Inventories (note 7)                                      38,059          34,778
Prepaid expenses and other current assets                  3,328           2,524
Income taxes recoverable                                   1,686           1,686
Future income taxes                                          667           1,172
                                                        ------------------------

                                                          91,634          88,391

Assets held for sale                                       4,993           6,007
Property, plant and equipment                             47,283          44,761
Goodwill and intangibles, net                             25,838          25,084
Future income taxes                                        8,891           9,023
Other assets                                                 420             490
                                                        ------------------------

                                                         179,059         173,756
                                                        ========================
Liabilities

Current liabilities
Bank Indebtedness (note 8)                                 3,227              --
Accounts payable and accrued liabilities                  22,806          24,670
Customer and other deposits                                2,966           1,778
Current portion of long-term debt (note 8)                 3,992           3,840
Current portion of long-term payables (note 9)             1,024             740
                                                        ------------------------

                                                          34,015          31,028

Long-term debt  (note 8)                                  20,398          21,196
Long-term payables (note 9)                                1,382           1,591
                                                        ------------------------

                                                          55,795          53,815
                                                        ------------------------
Shareholders' Equity

Capital stock (note 10)                                   98,286          96,636
Contributed surplus                                        3,384           3,384
Retained earnings                                         17,649          15,779
Accumulated other comprehensive income                     3,945           4,142
                                                        ------------------------

                                                         123,264         119,941
                                                        ------------------------

                                                         179,059         173,756
                                                        ========================

Commitments and contingencies (note 14)

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
SUNOPTA INC.                            4                    March 31, 2004 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at March 31, 2004 and December 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

                                                                                        Accumulated
                                                                                              Other
                                            Capital      Contributed      Retained    Comprehensive
                                              Stock          Surplus      Earnings           Income          Total

                                                  $                $             $                $              $
   Balance at December 31, 2003              96,636            3,384        15,779            4,142        119,941
   Options exercised                            225               --            --               --            225
   Warrants exercised                         1,425               --            --               --          1,425
   Net earnings for the period                   --               --         1,870               --          1,870
   Currency translation adjustment               --               --            --             (197)          (197)
                                         -------------------------------------------------------------------------

   Balance at March 31, 2004                 98,286            3,384        17,649            3,945        123,264
                                         =========================================================================


--------------------------------------------------------------------------------
SUNOPTA INC.                            5                    March 31, 2004 10-Q

SunOpta Inc.
Consolidated Statements of Earnings
For the three months ended March 31, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

                                                    March 31,         March 31,
                                                         2004              2003
                                                            $                 $
-------------------------------------------------------------------------------

Revenues                                               62,502            41,411

Cost of goods sold                                     50,231            34,293
                                                     --------------------------

Gross profit                                           12,271             7,118

Warehousing and distribution expenses                   1,156               178
Selling, general and administrative expenses            7,979             5,217
                                                     --------------------------

                                                        9,135             5,395
                                                     --------------------------

Earnings before the following                           3,136             1,723

Interest expense                                         (208)             (491)
Interest and other income (expense)                      (115)               37
Foreign exchange gain (loss)                             (141)              341
                                                     --------------------------

                                                         (464)             (113)
                                                     --------------------------

Earnings before income taxes                            2,672             1,610

Provision for income taxes                                802               483
                                                     --------------------------

Net earnings for the period                             1,870             1,127
                                                     ==========================

Net earnings per share for the period (note 11)

   - Basic                                               0.04              0.03
                                                     ==========================

   - Diluted                                             0.03              0.03
                                                     ==========================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
SUNOPTA INC.                            6                    March 31, 2004 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flow
For the three months ended March 31, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

                                                                            March 31,         March 31,
                                                                                 2004              2003
                                                                                    $                 $
-------------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                                                     1,870             1,127
Items not affecting cash
      Amortization                                                              1,618             1,088
      Future income taxes                                                         447                51
      Other                                                                       111                45
                                                                             --------------------------
                                                                                4,046             2,311

Changes in non-cash working capital (note 12)                                  (7,073)           (2,702)
                                                                             --------------------------

                                                                               (3,027)             (391)
                                                                             --------------------------
Investing activities
Decrease in short term investments                                                 --             2,038
Acquisition of companies, net of cash acquired                                   (911)           (1,871)
Acquisition of property, plant and equipment                                   (3,849)           (1,229)
Proceeds from sale of property                                                  1,014                --
Proceeds from note receivable                                                      --               358
Other                                                                             (17)             (147)
                                                                             --------------------------

                                                                               (3,763)             (851)
                                                                             --------------------------
Financing activities
Increase in bank indebtedness                                                   3,227             5,228
Borrowings under term debt facilities                                              --             7,800
Repayment of term debt and tender facilities                                     (663)          (17,819)
Repayment of deferred purchase consideration                                      (21)             (227)
Proceeds from the issuance of common shares, net of issuance costs              1,650             1,130
Financing costs                                                                    --               (70)
Purchase and redemption of Preference Shares of subsidiary companies              (16)             (130)
                                                                             --------------------------

                                                                                4,177            (4,088)

Foreign exchange gain on cash held in a foreign currency                          126               100
                                                                             --------------------------

(Decrease) in cash and cash equivalents during the period                      (2,487)           (5,230)

Cash and cash equivalents - Beginning of the period                            21,990             7,012
                                                                             --------------------------

Cash and cash equivalents - End of the period                                  19,503             1,782
                                                                             ==========================

See note 12 for supplemental cash flow information

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
SUNOPTA INC.                            7                    March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

1.    Interim financial statements

      The interim consolidated financial statements of SunOpta Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, see the Company's consolidated financial statements, and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2003.

      As of January 1, 2004, SunOpta Inc. changed the basis of financial statement preparation from generally accepted accounting principles in Canada (Canadian GAAP) to those generally accepted in the United States (U.S. GAAP). This change was made as a majority of the Company's operations and shareholders are located in the U.S. As a result of this change all comparative financial statement balances and related notes have been amended to reflect the change to U.S. GAAP. Accounting principles in the U.S. conform in all material respects to those in Canada, except as indicated in Note 15.

2.    Description of business and significant accounting policies

      The Company was incorporated under the laws of Canada on November 13, 1973. The Company conducts business in three main areas, the SunOpta Food Group (Food Group) processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on soy, oat fiber and other natural and organic food products. Opta Minerals processes, distributes and recycles industrial minerals. The StakeTech Steam Explosion Group markets proprietary steam explosion technology systems for the pulp, bio-fuel and food processing industries. The Company's assets, operations and employees at March 31, 2004 are located in the United States and Canada.

      The Company's significant accounting policies are outlined below. These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Differences arising from the application of accounting principles generally accepted in Canada are described in note 15.

      Basis of presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated on consolidation.

      Cash and cash equivalents

      Cash and cash equivalents consist of unrestricted cash and short-term deposits with a maturity of less than 90 days.


--------------------------------------------------------------------------------
SUNOPTA INC.                            8                    March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

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

      Goodwill and intangibles

      The Company assesses the carrying value of goodwill and indefinite life intangibles for possible impairment on an annual basis. The Company's finite life intangible assets consist of customer lists, trademarks and distribution agreements and are amortized straight line over their estimated useful lives, ranging from 4 to 15 years.

      Other assets

      i)    Deferred financing costs

            Costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the instrument.

      ii)   Investments

            The Company has a 32% (2003 - 32%) investment in Easton Minerals Limited ("Easton"). This investment is considered impaired and the carrying value at March 31, 2004 is $nil (2003 - $nil). The investment was accounted for using the equity method of accounting. The Company does not have any guaranteed obligations with respect to Easton or any commitment to provide further financial support, and therefore it is not anticipated that further losses will be recorded on this investment.

            All other subsidiaries are 100% owned at March 31, 2004. Investments in these subsidiaries are recorded using the consolidation method, whereby revenues and expenses are consolidated with the results of the Company.


--------------------------------------------------------------------------------
SUNOPTA INC.                            9                    March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

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

      Foreign currency translation

      The Company's operations are self-sustaining operations, with the exception of the corporate head office, which is considered to be an integrated operation. The assets and liabilities of the self-sustaining operations are translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Unrealized gains or losses resulting from translating self-sustaining operations are accumulated and reported as a currency translation adjustment in shareholders' equity and are disclosed as part of comprehensive income.

      The functional currency of all operations located in the United States and the corporate head office is the United States dollar. The functional currency of all other operations located in Canada is the Canadian dollar.

      Customer and other deposits

      Customer and other deposits principally include prepayments by the Food Group's customers for merchandise inventory to be purchased during the spring planting season and an amount of $1,320 at March 31, 2004 (December 31, 2003 - $1,260) related to a deposit received on an option agreement related to a property held for sale.

      Income taxes

      The Company follows the asset and liability method of accounting for income taxes whereby future income tax assets are recognized for deductible temporary differences and operating loss carry-forwards, and future income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Future income tax assets are recognized only to the extent that management determines that it is more likely than not that the future income tax assets will be realized. Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax expense or benefit is the


--------------------------------------------------------------------------------
SUNOPTA INC.                           10                    March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

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

      Financial Instruments

      The Company's financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities and customer and other deposits. The fair values of these instruments approximate their carrying value due to their short-term maturities.

      The Company's financial instruments that are exposed to credit risk include cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with institutions of high creditworthiness. The Company's trade accounts receivable are not subject to a high concentration of credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for losses based on the expected collectibility of the accounts.

      Earnings per share

      Basic earnings per share is computed by dividing the earnings available for common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the treasury stock method whereby the weighted average number of common shares used in the basic earnings per share calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued at the beginning of the period.

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


--------------------------------------------------------------------------------
SUNOPTA INC.                            11                   March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

3.    Stock Option Plan

      The Company maintains several stock option plans under which incentive stock options may be granted to employees and non-employee directors. SunOpta accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, because the grant price equals the market price on the date of grant, no compensation expense is recognized by the Company for stock option issued to employees.

      Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company's net earnings and earnings per share would have been as follows:

                                                                                      Three months ended
                                                                                 ----------------------------
                                                                                 March 31,          March 31,
                                                                                      2004               2003
            Number of options granted                                                   --            398,750
                                                                                 ============================
                                                                                         $                  $
            Total fair value                                                            --                791
                                                                                 ============================

            Net earnings for the period as reported                                  1,870              1,127
            Stock compensation expense:
                Options vested in current period from current period grants             --                 40
                Options vested in current period from prior period grants              154                 60
                                                                                 ----------------------------
                                                                                       154                100
                                                                                 ----------------------------
            Pro-forma net earnings for the period                                    1,716              1,027
                                                                                 ============================
            Pro-forma net earnings per common share
               - Basic                                                                0.03               0.02
                                                                                 ============================

               - Diluted                                                              0.03               0.02
                                                                                 ============================

      The fair value of the options granted during the prior year where estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2003 - 0%), an expected volatility of 55% (March 31, 2003 - 60%), a risk-free interest rate of 2.5% (March 31, 2003 - 3%), and an expected life of four to six years. These options vest at various dates ranging from the date of the grants to December 10, 2008 and expire four to six years subsequent to the grant date.

4.    Business acquisitions

      On March 1, 2004 SunOpta acquired the outstanding shares of Distribue-Vie Fruits & Legumes Biologiques Inc. (Distribue-Vie) for $911 including acquisition costs. This acquisition has been accounted for using the purchase method and accordingly the consolidated financial statements include the results of operations of the acquired business from the date of acquisition.

      Distribue-Vie specializes in the distribution of organic fresh foods with an emphasis on produce. Distribue-Vie is the dominant player in the distribution of organic produce in Quebec and operates from a warehousing facility located in Montreal, servicing the key Quebec market along with geographic reach to Eastern Ontario and the Maritime provinces. An additional $229 of contingent consideration may be payable if certain predetermined profit targets are achieved by the acquired business during the period April 1, 2004 to March


--------------------------------------------------------------------------------
SUNOPTA INC.                            12                   March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

4.    Business acquisitions continued

      31, 2006 and will be recorded as goodwill when the amount and outcome of this contingency becomes determinable.

      The addition of Distribue-Vie to SunOpta's Canadian natural and organic distribution system is expected to bring significant benefits to the customer base in the form of broader product lines and greater support for consumer education of organics through marketing and retail merchandising initiatives.

      The preliminary purchase price allocation of the net assets acquired and consideration given is as follows:

                                                               $
      Net assets acquired:
       Non-cash working capital deficiency                   (41)
       Property, plant and equipment                         102
       Goodwill                                              610
       Intangible assets-finite life                         375
       Future income tax liability                          (135)
                                                       ---------

                                                             911
                                                        ========
      Consideration given:
        Cash paid on closing                                 911
                                                        ========

5.    Comprehensive Income (loss)

      The following are components of comprehensive income (loss), net of tax, for the following periods:

                                                                      Three months ended
                                                             ---------------------------
                                                             March 31,         March 31,
                                                                  2004              2003
                                                                     $                 $
         Net earnings                                            1,870             1,127

         Change in foreign currency translation adjustment        (197)              778
                                                             ---------------------------

         Comprehensive income                                    1,673             1,905
                                                             ===========================

6.    Accounts Receivable

                                                             March 31,      December 31,
                                                                  2004              2003
                                                                     $                 $
         Trade receivable                                       29,665            27,417
         Allowance for doubtful accounts                        (1,274)           (1,176)
                                                            ----------------------------

                                                                28,391            26,241
                                                            ============================


--------------------------------------------------------------------------------
SUNOPTA INC.                            13                   March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

7.    Inventories

                                                          March 31,             December 31,
                                                               2004                     2003
                                                                  $                        $
      Raw materials                                          10,005                    8,437
      Finished goods                                         22,904                   24,525
      Grain                                                   5,150                    1,816
                                                          ----------------------------------

                                                             38,059                   34,778
                                                          ==================================

      Grain inventories consist of the following:

                                                          March 31,             December 31,
                                                               2004                     2003
                                                                  $                        $
           Company owned grain                                3,665                    1,491
           Unrealized gain on
                Sales and purchase contracts                  1,313                      153
                Futures contracts                               172                      172
                                                          ----------------------------------

                                                              5,150                    1,816
                                                          ==================================

8.    Long-term debt and banking facilities

                                                           March 31,            December 31,
                                                                2004                    2003
                                                                   $                       $
      Long-Term Debt
        Term loan (a)                                         19,275                  19,800
        Other long-term debt (b)                               5,115                   5,236
                                                          ----------------------------------
                                                              24,390                  25,036
      Less: current portion                                   (3,992)                 (3,840)
                                                          ----------------------------------

                                                              20,398                  21,196
                                                          ==================================

      (a) The Company has an amended and restated agreement with a group of banks with the following components;

            i)    Term loan

                  Principal payable quarterly based on a seven year amortization. The term loan matures June 2005 and is renewable at the option of the lender and the Company. As at March 31, 2004, $19,275 (2003 - $19,800) remained outstanding.

                  Interest on the term loan is payable at the borrower's option at U.S. dollar base rate or U.S. LIBOR plus a margin based on certain financial ratios of the Company (2.2% as at March 31, 2004 and 2.2% as at December 31, 2003).


--------------------------------------------------------------------------------
SUNOPTA INC.                            14                   March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

8.    Long-term debt and banking facilities continued

            ii)   $5,720 (CDN $7,500) line of credit facility

                  Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers' acceptances, plus a margin based on certain financial ratios. As at March 31, 2004 $nil (2003 - $nil) of this facility has been utilized and $805 has been committed through letters of credit as itemized in note 13(d).

            iii)  $9,000 line of credit facility

                  Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including U.S. bank prime, or LIBOR, plus a margin based on certain financial ratios. As at March 31, 2004 $3,227 (2003 - $nil) of this facility has been utilized. This amount has been classified as bank indebtedness on the consolidated balance sheet.

            The term loan and the Canadian and U.S. line of credit facilities described above are collateralized by a first priority security against substantially all of the Company's assets in both Canada and the United States.

      (b)   Other long-term debt consists of the following:

                                                                                            2004              2003
                                                                                               $                 $
             Note payable (Cdn $1,088) issued to the former shareholders of                  807               816
             Kettle Valley Dried Fruit Ltd. as part of the acquisition in 2003, interest at 5% payable in ten semi-annual instalments,
             uncollateralized.

             Term loan assumed on the acquisition of Sigco Sun Products in 2003            2,440             2,440
             payable in ten semi annual instalments of $244. Interest payable monthly at LIBOR + 1.95% (March 31, 2004 - 3.04%),
             collateralized by the property and equipment of Sigco.

             Term loan issued to Oracle Credit Corp. on the purchase of a                    969             1,107
             software license agreement.  Interest at 2.0% payable in eight quarterly instalments.

             Other term debt with a weighted average interest rate of 4.5%,                  795               802
             due in varying instalments through July 2009.

             Capital lease obligations due in monthly payments through 2006,                 104                71
             with a weighted average interest rate of 8.0%.
                                                                                         -------------------------
                                                                                           5,115             5,236
                                                                                         =========================


--------------------------------------------------------------------------------
SUNOPTA INC.                            15                   March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars, except per share amounts)

--------------------------------------------------------------------------------

9.    Long-term payables

                                                                       March 31,       December 31,
                                                                            2004               2003
                                                                               $                  $
                                                                      -----------------------------
         Deferred supplier rebate                                            250                 --
         Product rebate payable                                            1,393              1,402
         Deferred purchase consideration                                      44                 65
         Preference shares of subsidiary companies                           128                144
         Payable to former shareholders of acquired companies                436                623
         Other                                                               155                 97
                                                                      -----------------------------
                                                                           2,406              2,331
                                                                      -----------------------------
         Less: Current Portion                                            (1,024)              (740)
                                                                      -----------------------------

                                                                           1,382              1,591
                                                                      =============================

10.   Capital stock

                                                                           March 31,       December 31,
                                                                                2004               2003
                                                                                   $                  $
      Issued and fully paid -
         53,406,603 common shares (December 31, 2003 - 52,705,096)            96,365             94,338
         2,647,500 warrants (December 31, 2003 - 3,241,350)                    1,921              2,298
                                                                           ----------------------------

                                                                              98,286             96,636
                                                                           ============================

      (a) During the quarter ended March 31, 2004, employees and directors exercised 107,657 (March 31, 2003 - 223,725) common share options and an equal number of common shares were issued for net proceeds of $225 (March 31, 2003 - $405).

      (b) During the quarter ended March 31, 2004, 593,850 (March 31, 2003 - 123,356) warrants were exercised and an equal number of common shares were issued for net proceeds of $1,425 (March 31, 2003 - $207).

      (c)   There were no options granted to employees in the quarter.

      (d) As at March 31, 2004 there were options vested to employees and directors to acquire 774,200 common shares at exercise prices of $1.06 to $9.90. In addition, at March 31, 2004, options to acquire an additional 1,144,320 common shares at $1.06 to $9.90 have been granted to employees and directors but have not yet vested.


--------------------------------------------------------------------------------
SUNOPTA INC.                            16                   March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

11.   Earnings per share

      The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

                                                                                             Three months ended
                                                                                -------------------------------
                                                                                  March 31,           March 31,
                                                                                       2004                2003
                                                                                          $                   $
        Net earnings for the period                                                   1,870               1,127
                                                                                ===============================

        Weighted average number of shares outstanding                            52,838,493          42,290,847
        Dilutive options                                                          1,035,219             915,514
        Dilutive warrants                                                         1,983,011           1,343,550
                                                                                -------------------------------

        Diluted weighted average number of shares outstanding                    55,856,723          44,549,911
                                                                                ===============================
        Earnings per share:
        - Basic                                                                        0.04                0.03
        - Diluted                                                                      0.03                0.03

12.   Supplemental cash flow information

                                                                                            Three months ended
                                                                                -------------------------------
                                                                                  March 31,           March 31,
                                                                                       2004                2003
                                                                                          $                   $
        Changes in non-cash working capital:
                Accounts receivable - trade                                          (2,040)                346
                Inventories                                                          (3,241)               (725)
                Prepaid expenses and other current assets                              (791)               (785)
                Accounts payable and accrued liabilities                             (2,194)             (2,451)
                Customer and other deposits                                           1,193                 913
                                                                                -------------------------------

                                                                                     (7,073)             (2,702)
                                                                                ===============================
       Cash paid for:
                Interest                                                                200                 304
                                                                                ===============================
                Income taxes                                                             --                 418
                                                                                ===============================

13.   Commitments and contingencies

      (a) Sunrich Inc., a subsidiary of the Company has commenced a suit against a supplier for failure to adhere to the terms of a contract. The Company and its legal counsel believe that this claim has merit. The Company has ceased co-packing arrangements under the existing contract and has commenced packing under separate arrangements. It cannot however be determined if there will be any recovery by the Company at this time and the Company is expensing the costs of pursuing this suit as incurred. The Supplier has counter-sued the Company for breach of contract. The Company believes this suit is unfounded. Other than this action, the Company has not been and is not currently a party to any other material litigation.


--------------------------------------------------------------------------------
SUNOPTA INC.                            17                   March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

13.   Commitments and contingencies continued

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

      (d)   Letters of credit:

            i) An irrevocable letter of credit for $571 has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

            ii) An irrevocable letter of credit for $205 has been placed with the Commonwealth of Virginia Department of Environmental Qualities as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

            iii) Additional letters of credit totalling $29 have been placed with third parties as security on transactions occurring in the ordinary course of operations.

      (e)   Real property lease commitments:

            The Company has entered into various leasing arrangements which have fixed monthly rents that are adjusted annually each year for inflation.

            Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                                           $
               2004                                                    2,393
               2005                                                    2,762
               2006                                                    2,427
               2007                                                    1,914
               2008                                                    1,942
               Thereafter                                              1,679
                                                                      ------

                                                                      13,117
                                                                      ======


--------------------------------------------------------------------------------
SUNOPTA INC.                            18                   March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

14.   Segmented information

      Industry segments

      The Company operates in three industry segments: (a) the SunOpta Food Group, processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on soy, oat fiber, natural and organic food products. During 2003 the Company expanded its reporting structure and has further defined its segments into Grains and Soy Products Group, SunOpta Ingredients Group and Packaged and Distributed Products Group (which combined form the Food Group). The addition of these segments reflects how management views and manages the business and is aligned with the Company's vertically integrated model; (b) Opta Minerals, processes, distributes, and recycles industrial minerals; and (c) the StakeTech Steam Explosion Group, markets proprietary steam explosion technology systems for the pulp, biofuel and food processing industries. The Company's assets, operations and employees are located in Canada and the United States.

      The Company has revised its reporting of segmented net earnings (loss) to net earnings (loss) before interest expense and provision for income taxes but inclusive of allocated corporate management fees, as this is better aligned with how management views its operations. The SunRich Food Group Inc., the holding company of U.S. operations, has also been reclassified from the Food Group segment to Corporate.

                                                                                                          Three months ended
                                                                                                              March 31, 2004
                                                            ----------------------------------------------------------------
                                                                                                StakeTech
                                                                                                    Steam
                                                                                                Explosion
                                                                                               Technology
                                                               SunOpta    Opta Minerals         Group and
                                                            Food Group            Group         Corporate       Consolidated
                                                                     $                $                 $                  $
      External revenues by market
      U.S                                                       35,236            4,135               147             39,518
      Canada                                                    15,567            2,704                --             18,271
      Other                                                      4,713               --                --              4,713
                                                            ----------------------------------------------------------------

      Total revenues to external customers                      55,516            6,839               147             62,502
                                                            ----------------------------------------------------------------

      Segment net earnings before interest expense and
        income taxes                                             3,221              507              (848)             2,880
                                                            ----------------------------------------------------------------

      Interest expense                                              --               --               208                208
                                                            ----------------------------------------------------------------

      Provision for income taxes                                    --               --               802                802
                                                            ----------------------------------------------------------------

      Segment net earnings (loss)                                3,221              507            (1,858)             1,870
                                                            ----------------------------------------------------------------

The SunOpta Food Group has the following segmented reporting:

                                                                                                          Three months ended
                                                                                                              March 31, 2004
                                                            ----------------------------------------------------------------
                                                             Grains and
                                                                    Soy          SunOpta       Packaged and
                                                               Products      Ingredients        Distributed          SunOpta
                                                                  Group            Group     Products Group       Food Group
                                                                      $                $                  $                $
      External revenues by market
      U.S                                                        14,381           13,277              7,578           35,236
      Canada                                                        159              493             14,915           15,567
      Other                                                       3,143            1,515                 55            4,713
                                                            ----------------------------------------------------------------

      Total revenues from external customers                     17,683           15,285             22,548           55,516
                                                            ----------------------------------------------------------------
      Segment net earnings before interest expense and
        income taxes                                                522            1,786                913            3,221
                                                            ----------------------------------------------------------------


--------------------------------------------------------------------------------
SUNOPTA INC.                            19                   March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

14.   Segmented information continued

                                                                                                          Three months ended
                                                                                                              March 31, 2003
                                                  --------------------------------------------------------------------------
                                                                                               StakeTech
                                                                                         Steam Explosion
                                                                                              Technology
                                                        SunOpta      Opta Minerals             Group and
                                                     Food Group              Group             Corporate        Consolidated
                                                              $                  $                     $                   $
      External revenues by market
      U.S.                                               29,825              1,993                   225              32,043
      Canada                                              4,507              3,382                    --               7,889
      Other                                               1,452                 24                     3               1,479
                                                  --------------------------------------------------------------------------

      Total revenues to external customers               35,784              5,399                   228              41,411
                                                  --------------------------------------------------------------------------

      Segment net earnings (loss) before
           interest expense and income taxes              1,688                472                   (59)              2,101
                                                  --------------------------------------------------------------------------

      Interest expense                                       --                 --                   491                 491
                                                  --------------------------------------------------------------------------

      Provision for income taxes                             --                 --                   483                 483
                                                  --------------------------------------------------------------------------

      Segment net earnings (loss)                         1,688                472                (1,033)              1,127
                                                  --------------------------------------------------------------------------

The SunOpta Food Group has the following segmented reporting:

                                                                                                       Three months ended
                                                                                                              March, 2003
                                                    ---------------------------------------------------------------------
                                                      Grains and             SunOpta       Packaged and
                                                    Soy Products         Ingredients        Distributed           SunOpta
                                                           Group               Group     Products Group        Food Group
                                                               $                   $                  $                 $
      External revenues by market
      U.S.                                                 12,545              9,766              7,514            29,825
      Canada                                                   53                289              4,165             4,507
      Other                                                   256              1,196                 --             1,452
                                                    ---------------------------------------------------------------------

      Total revenues from external customers               12,854             11,251             11,679            35,784
                                                    ---------------------------------------------------------------------

      Segment net earnings before interest
           expense and income taxes                           337                388                963             1,688
                                                    ---------------------------------------------------------------------

Customer concentration

      The Company had one customer in the Food Group whose purchases were greater than 10% of the Company's revenue for the period ending March 31, 2003. No customer was greater than 10% for the period ending March 31, 2004.


--------------------------------------------------------------------------------
SUNOPTA INC.                            20                   March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

15.   Canadian generally accepted accounting principle differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.
      GAAP) which conform in all material respects applicable to the Company with those in Canada (Canadian GAAP) during the periods presented, except with respect to the following items:

                                                                                            Three months ended
                                                                             ---------------------------------
                                                                                  March 31,          March 31,
                                                                                       2004               2003
                                                                                          $                  $
      Net earnings for the period - as reported                                       1,870              1,127

      Pre-operating costs expenses (i)                                                   --                (90)
      Stock option compensation expense (ii)                                           (134)                --
      Tax effect of above items                                                          --                 27
                                                                             ---------------------------------

      Net earnings for the period - Canadian GAAP                                     1,736              1,064
                                                                             =================================

      Net earnings per share - Canadian GAAP - Basic                                   0.03               0.03
                                                                             =================================
      Net earnings per share - Canadian GAAP - Diluted                                 0.03               0.02
                                                                             =================================

      Shareholders' equity - as reported                                            123,264             49,311
      Cumulative pre-operating costs, net of amortization, net of tax                    --                216
                                                                             ---------------------------------

      Shareholders' equity - Canadian GAAP                                          123,264             49,527
                                                                             =================================

      Retained earnings as reported                                                  17,649             15,779
      Cumulative pre-operating costs, net of amortization, net of tax (i)                --                216
      Stock option compensation expense, net of tax (ii)                               (795)                --
                                                                             ---------------------------------

      Retained earnings - Canadian GAAP                                              16,854             15,995
                                                                             =================================


--------------------------------------------------------------------------------
SUNOPTA INC.                            21                   March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

15.   Canadian generally accepted accounting principles differences, continued

(i) Under Canadian GAAP, certain costs expensed in prior years under U.S. GAAP would have been deferred and amortized. Net costs incurred in the pre-operating stage of a start-up business are deferred until the business reaches commercial operation or the passage of a certain period of time as predetermined by management.

      Under Canadian GAAP, the Company would have deferred pre-operating expenses of $308 in 2002 relating to the start up of an organic dairy business in Canada. Amortization of these costs on a straight line basis would have commenced in July 2002 and as at December 31, 2003 these costs would have been fully amortized.

      In 2000, the Company acquired Nordic Aseptic, Inc., (renamed to SunOpta Aseptic Inc.) which under Canadian GAAP would have been considered a start-up business from the date of acquisition to December 31, 2000. Certain operating costs, net of income earned during the pre-operating period totaling $482 would have been deferred. Amortization of these costs would have commenced January 1, 2001 and as of December 31, 2003 these deferred costs would have been fully amortized.

      Amortization of $nil in the three months ended March 31, 2004 (March 31, 2003 - $90) relating to these pre-operating costs would have been expensed under Canadian GAAP.

(ii) Effective January 1, 2004, Canadian GAAP requires the Company to record stock compensation expense on options granted to employees. Under the transitional provisions of this new standard, the Company would record a charge through retained earnings representing the cumulative impact of stock options granted since January 2002 and would record an expense for existing and any new options over the remaining vesting period.

      In conjunction with the standard, under Canadian GAAP, the Company would have recorded $134 in stock compensation expense for the three months ended March 31, 2004 (2003 - $nil) and a charge to retained earnings of $661 for prior year expenses.

16.   Proforma data (unaudited)

      Condensed proforma income statement, as if the acquisitions of Distribue-Vie, Kettle Valley, Pro Organics, Sigco Sun Products and Sonne Labs Inc. had occurred at the beginning of 2003, is as follows:

                                                           Three months ended
                                                           ------------------
                                                     March 31,      March 31,
                                                          2004           2003
                                                             $              $

      Revenues                                          63,446         54,689
      Net earnings                                       1,920          1,626
      Earnings per share
        - Basic                                           0.04           0.04

        - Diluted                                         0.03           0.04


--------------------------------------------------------------------------------
SUNOPTA INC.                            22                   March 31, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2004
Unaudited
(expressed in thousands of U.S. dollars)

--------------------------------------------------------------------------------

17.   Subsequent Events

      Subsequent to March 31, 2004 the Company completed three acquisitions:

      (a)   Distribution A & L

            On April 1, 2004 the Company acquired the outstanding shares of Distribution A & L of Drummondville, Quebec for approximately $390 including acquisition costs.

      (b)   General Mills Oat Fiber Facility

            On April 19, 2004 the Company completed the purchase of the General Mills Bakeries & Foodservice oat fiber processing facility and related inventory located in Cedar Rapids, Iowa for approximately $11,600 including associated costs.

      (c)   Supreme Foods Limited

            On May 1, 2004 the Company completed the acquisition of Supreme Foods Limited (Supreme) headquartered in Toronto, Canada for approximately $7,700. The acquisition price will be adjusted based on the actual net assets owned by Supreme at closing.


--------------------------------------------------------------------------------
SUNOPTA INC.                            23                   March 31, 2004 10-Q

PART I - FINANCIAL INFORMATION

Item 2 -

Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Change to U.S. GAAP

As of January 1, 2004, SunOpta changed the basis of financial statement preparation from generally accepted accounting principles in Canada to those generally accepted in the United States. This change was made as a majority of the Company's operations and shareholders are located in the U.S. As a result of this change comparative financial statement balances and related notes have been amended to reflect the change to U.S. GAAP. Note 15 to the consolidated financial statements reconciles differences between U.S. and Canadian GAAP.

Acquisitions during 2004

Distribue-Vie

On March 1, 2004 SunOpta acquired the outstanding common shares of Distribue-Vie Fruits & Legumes Biologiques Inc. (Distribue-Vie) for $911 including acquisition costs.

Distribue-Vie specializes in the distribution of organic fresh foods with an emphasis on produce. Distribue-Vie is the dominant player in the distribution of organic produce in Quebec and operates from a warehousing facility located in Montreal, servicing the key Quebec market along with geographic reach to Eastern Ontario and the Maritime provinces.

The addition of Distribue-Vie to SunOpta's Canadian natural and organic distribution system is expected to bring significant benefits to the customer base in the form of broader product lines and greater support for consumer education of organics through marketing and retail merchandising initiatives.

Distribution A & L

On April 1, 2004 the Company acquired the outstanding common shares of Distribution A & L of Drummondville, Quebec for approximately $390 including acquisition costs.

Distribution A& L is a distributor of abrasives to small and specialty customers including retail markets. The acquisition gives Opta Minerals better access to retails markets for their abrasives.

General Mills Oat Fiber Facility

On April 19, 2004 the Company completed the purchase of the General Mills Bakeries & Foodservice oat fiber processing facility and related inventory located in Cedar Rapids, Iowa, for approximately $11,600 including associated costs.

The Company's growth in oat fiber has been driven by the significant increase in consumer demand for healthier food offerings, resulting from the popularity of low-carb diets such as Atkins and South Beach, and the general trend to improve the nutritional content of foods. The facility complements the two other oat fiber facilities that the Company operates and will enable the Company to streamline oat fiber production across the three facilities, lengthening run times and improving operating efficiencies.

Supreme Foods

On May 1, 2004 the Company completed the acquisition of Supreme Foods Limited (Supreme) headquartered in Toronto, Ontario for approximately $7,700. The acquisition price will be adjusted based on the actual net assets owned by Supreme at closing.


--------------------------------------------------------------------------------
SUNOPTA INC.                            24                   March 31, 2004 10-Q

Supreme Foods

Supreme's focus and strength in grocery products will become the base of SunOpta's growing natural, organic, kosher and specialty foods distribution business in Eastern Canada. The combination of Supreme's business in the East, with the grocery business of Wild West in the West, creates a national platform for SunOpta and will allow for considerable expansion of product lines.

Operations For the Three Months ended March 31, 2004 Compared With the Three Months Ended March 31, 2003

Consolidated

Revenues in the first three months of 2004 increased by 50.9% to $62,502,000 versus $41,411,000 in the first three months of 2003. The Company's net earnings for the first three months of 2004 were $1,870,000 or $0.04 per basic common share (diluted - $0.03) compared to $1,127,000 or $0.03 per basic common share (diluted - $003) for the first three months of 2003, representing a 65.9% increase.

The increase in the Company's revenues is due to a $19,732,000 increase in revenue from the SunOpta Food Group and an increase of $1,440,000 from Opta Minerals, partially offset by an $81,000 decrease in revenue attributable to the StakeTech Steam Explosion Group. These increases are due to continued internal growth in certain product lines and the impact of acquisitions completed to date. Details are provided in the segmented analysis below.

Net earnings before interest expense, other income (expense), foreign exchange gains (losses) and income taxes increased to $3,136,000 compared to $1,723,000 for the same period in the prior year, an 82% increase. The increases are due to the acquisitions completed in the prior year, internal sales growth and synergies and cost reductions realized throughout the organization. Further details are included in segmented analysis detailed below.

Interest expense decreased to $208,000 in the three months ended March 31, 2004 from $491,000 in the three months ended March 31, 2003. The decrease in borrowing costs reflects the decrease in debt outstanding during the quarter compared to the three months ended March 31, 2003 and lower borrowing costs as a result of improved financial ratios impacting the premium over LIBOR that the Company pays and lower LIBOR rates in general.

Interest and other income (expense) decreased to ($115,000) in the three months ended March 31, 2004 from $37,000 in the three months ended March 31, 2003, primarily due to plant closing costs of $186,000 for the St. Thomas and Hamilton facilities.

Foreign exchange gain (loss) of ($141,000) compared to $341,000 in the same period in 2003 is due to the depreciation of the Canadian dollar in the three months ended March 31, 2004 compared to significant appreciation in the Canadian dollar in the same period last year.

The provision for income taxes in the first three months of 2004 reflects the Company's estimated effective tax rate in 2004 of 30%.

Readers should note that due to differences between Canadian and U.S. GAAP, the earnings for the three months ended March 31, 2003 was revised from $1,064,000 as previously reported under Canadian GAAP to $1,127,000 under U.S. GAAP. Note 15 to the consolidated financial statements itemizes differences between U.S. and Canadian GAAP.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with the current year presentation and segmented reporting.)

SunOpta Food Group

The SunOpta Food Group contributed $55,516,000 or 88.8% of total Company consolidated revenues in the first three months of 2004 versus $35,784,000 or 86.4% in the same period in 2003. The increase of $19,732,000 or 55.1% in SunOpta Food Group revenues was primarily due to increased sales of oat fiber, specialty food ingredients


--------------------------------------------------------------------------------
SUNOPTA INC.                            25                   March 31, 2004 10-Q
and the acquisitions completed in 2003, partially offset by a decline in sales of certain consumer products as discussed below.

Gross margins as a percentage of sales increased in the quarter from 16.3% to 19.7% reflecting the impact of improved product mix and cost rationalization across the organization.

Net earnings before interest expense and income taxes in the SunOpta Food Group increased 90.8% to $3,221,000 in the three months ended March 31, 2004 compared to $1,688,000 in the three months ended March 31, 2003.

Grains & Soy Products Group

The Grains and Soy Products Group contributed $17,683,000 in revenues in the first three months of 2004 versus $12,854,000 in 2003, a 37.6% increase. Revenues were favourably impacted in the quarter by the acquisition of Sigco Sun Products (Sigco) in late 2003, totalling $5,307,000, partially offset by revenue decreases of $478,000 mainly attributable to a decrease in shipments of grain products as a result of supply issues related to the 2003 crop year, net of higher commodity prices.

Gross margin in the Grains and Soy Products Group increased by $512,000 in the three months ended March 31, 2004 to $2,306,000 or 13.0% of revenues compared to $1,794,000 or 14.0%, in the same period in 2003. The decrease in gross profit margins is related primarily to product mix as sunflower products lines acquired have historically higher gross margins than other grain products, offset by price pressure in soy commodity and ingredient margins due in most part to commodity pricing issues.

Selling, general and administrative expenses increased to $1,839,000 in the three months ended March 31, 2004 versus $1,457,000 in the three months ended March 31, 2003. The increase is due primarily to the Sigco acquisition completed in 2003. Other income in the three months ended March 31, 2004 of $55,000 is primarily related to a gain recognized on the disposition of assets.

Net earnings before interest expense and income taxes in the Grains and Soy Products Group was $522,000 in the three months ended March 31, 2004 compared to $337,000 in the three months ended March 31, 2003, due in most part to the factors noted above.

SunOpta Ingredients Group

The SunOpta Ingredients Group (Ingredients Group) contributed $15,285,000 revenues in the first three months of 2004 versus $11,251,000 in 2003 a 35.9% increase. The increase in revenues is attributable to increased sales of oat fiber and specialty food ingredients. Oat fibre increases of $2,117,000 resulted from the demand generated by low carb diets (such as Atkins, South Beach and Hampton diets) and fiber enriched foods and were supported by increased capacity due to expansion projects completed in late 2003 and early 2004 at our Cambridge facility. Increases in specialty food ingredients were primarily attributable to increases in ingredient blends and strong soluble fiber sales.

Gross margin in the Ingredients Group increased by $1,704,000 in the three months ended March 31, 2004 to $3,687,000 or 24.1% of revenue compared to $1,980,000 or 17.6% of revenue, in the same period in 2003. The increase in gross margin reflects increased percentage of oat fiber revenues on a comparative basis, improved plant utilization and cost rationalization initiatives.

Selling, general and administrative expenses increased to $1,824,000 in the three months ended March 31, 2004 versus $1,564,000 in the three months ended March 31, 2003. The increase is primarily due to recruiting and new hires related to filling previously vacant positions.

Other expenses in the three months ended March 31, 2004 increased to $77,000 compared to $28,000 in the same period in 2003. The increase is primarily related to costs incurred to close the St. Thomas Facility and costs incurred to prepare the Bedford facility for sale, partially offset by proceeds recognized on the option to sell the Bedford Facility. The loss recognized in 2003 was attributable to foreign exchange.

Net earnings before interest expense and income taxes in the Ingredients Group were $1,786,000 in the three months ended March 31, 2004 compared to $388,000 in the three months ended March 31, 2003, due primarily to the factors noted above.


--------------------------------------------------------------------------------
SUNOPTA INC.                            26                   March 31, 2004 10-Q

Packaged & Distributed Products Group

The Packaged & Distributed Products Group contributed $22,548,000 revenues in the first three months of 2004 versus $11,679,000 in 2003, an increase of $10,869,000 or 93.1%. Revenues were favourably impacted by increased produce and grocery revenues of $1,415,000 and revenues of $10,394,000 resulting from the acquisitions completed in 2003 in the Canadian Distribution Group and in the healthy convenience foods sector (including 24.6% internal growth in the acquired companies from the same quarter in the prior year), partially offset by a decline of $940,000 in certain consumer product revenues due to certain customers balancing inventories.

Gross margin in the Packaged & Distributed Products Group increased by $2,870,000 in the three months ended March 31, 2004 to $4,920,000 or 21.8%
compared to $2,050,000 or 17.6%, in the same period in 2003. The increase in gross margin was attributable to the acquired businesses which inherently have higher margin rates and other increases due to synergies recognized in legacy companies within the Canadian Distribution Group. The increases noted were offset by a reduction in contribution due to the decline in sales of aseptic consumer products related to specific customers including the effects of reduced production and fixed overhead absorption at our SunOpta aseptic facility.

Warehousing and distribution costs increased to $1,156,000 in the three months ended March 31, 2004 versus $178,000 in the three months ended March 31, 2003. Selling, general and administrative expenses increased to $2,823,000 in the three months ended March 31, 2004 versus $940,000 in the three months ended March 31, 2003. The increases noted are due primarily to the acquisitions noted above.

Other expenses in the three months ended March 31, 2004 of $28,000 compared to other income of $31,000 in same period in 2003. The expense recognized is due to foreign exchange.

Net earnings before interest expense and income taxes in the Packaged & Distributed Products Group were $913,000 in the three months ended March 31, 2004 compared to $963,000 in the three months ended March 31, 2003 due to the factors noted above.

Opta Minerals

Opta Minerals contributed $6,839,000 or 10.9% of the total Company consolidated revenues in the first three months of 2004, versus $5,399,000 or 13.0% in 2003. Revenues were favourably impacted by increased demand for silica free abrasives due to an increased activity level in the U.S..

Gross margins in Opta Minerals were $1,305,000 in the three months ended March 31, 2004 versus $1,066,000 in the three months ended March 31, 2003. As a percentage of revenues, gross margin decreased to 19.1% in the first three months of 2004 from 19.7% in the first three months of 2003. The decrease in margin is due primarily to increasing material costs within the foundry industry and product mix.

Selling, general and administrative expenses increased to $694,000 in the three months ended March 31, 2003 versus $559,000 in the three months ended March 31, 2002. The increase is due to the fulfillment of previously vacant positions and other general cost increases.

Other expenses increased to $104,000 in the first three months of 2004 versus $35,000 in the first three months of 2003. The increase was due to costs incurred in the quarter on the rationalization of the Hamilton Facility.

Net earnings before interest expense and income taxes were $507,000 in the three months ended March 31, 2004 versus $472,000 in the three months ended March 31, 2003.

StakeTech Steam Explosion Group and Corporate

Revenues of $147,000 for the three months ended March 31, 2004, versus $228,000 in same period in 2003, were derived from pre-engineering work undertaken during the quarter. Licence fees recognized in the first quarter of 2003 were $225,000. There were no licence fee revenues recognized in the first quarter of 2004.

Gross margin in the StakeTech Steam Explosion Group was $54,000 in the three months ended March 31, 2004 versus $228,000 in the three months ended March 31, 2003. As a percentage of revenues, gross margin decreased to


--------------------------------------------------------------------------------
SUNOPTA INC.                            27                   March 31, 2004 10-Q

36.5% in the first three months of 2004 from 100% in the first three months of 2003. Gross margin recognized in 2003 was attributed to license fees which have no associated service costs.

Selling, general and administrative expenses were $798,000 for the first three months of 2004 compared to $697,000 for the same period in 2003. The increase was a result of payroll expenses and increased costs associated with a growing public company including the addition of in-house legal counsel and internal audit functions. In addition, the Company incurred increased personnel and associated costs within the StakeTech Steam Explosion Group in anticipation of additional bio-fuel contracts and work related to the use of steam technology in food applications.

Other income expenses was $104,000 in the first three months of 2004 versus a gain $410,000 in the first three months of 2003. The decrease was mainly due to the depreciation of the Canadian dollar in the three months ended March 31, 2004 compared to significant appreciation in the Canadian dollar in the same period last year.

Net loss before interest expense and income taxes was $848,000 in the three months ended March 31, 2004 versus $59,000 in the three months ended March 31, 2003.

Liquidity and Capital Resources at March 31, 2004

Sources of Liquidity

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At March 31, 2004, the Company's cash and cash equivalents totalled $19,503,000. An additional $10,688,000 is immediately available in operating lines of credit with a syndicate of lenders.

The Company obtains its long term financing through its credit agreement with a syndicate of lenders. The Company fully intends to renew this agreement prior to, or upon maturity in 2005, and may expand this credit agreement, and/or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes.

The Company has the following sources from which it can fund its operating 2004 cash requirements:

      o     Cash and cash equivalents.

      o     Available operating lines of credit.

      o     Cash flows generated from operating activities.

      o     Cash flows generated from the sale of assets held for sale.

      o Cash flows generated from receipts of warrants and options currently in-the-money.

      o Additional long term financing based on securitization of existing assets.

In order to finance significant acquisitions beyond those already completed in 2004, the Company would need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a target term debt to equity ratio of 0.60 to 1 versus the current position of 0.20 to 1.

The Company anticipates having no issues in obtaining additional long term financing in view of its current financial position and past experience in the capital markets.

Cash Flows from Operating Activities

Cash flows provided by operations for the first three months of 2004 before working capital changes was $4,046,000 (2003 - $2,311,000), an increase of $1,735,000 or 75%. The increase was due primarily to an increase in net earnings and an increase in the add-back of amortization and future income taxes.

Cash provided (used) by operations after working capital changes was ($3,027,000) for the three months ended March 31, 2004 (2003 - ($391,000)), reflecting the use of funds for non-cash working capital of ($7,073,000) (2003 - ($2,702,000)). This utilization consists principally of an increase in accounts receivable ($2,040,000), an increase in inventories ($3,241,000), an increase in prepaid expenses and other assets of ($791,000) and a decrease in accounts payable and accrued liabilities ($2,194,000), partially offset by an increase in customer deposits of


--------------------------------------------------------------------------------
SUNOPTA INC.                            28                   March 31, 2004 10-Q

$1,193,000. The usage of cash flows to fund working capital in 2004 reflects the increase in working capital requirements required to fund the rapid growth in operations and seasonal usage of cash to fund the purchase of grains within the Grains and Soy Products Group.

Cash Flows from Investing Activities

Cash provided (used) in investment activities of ($3,763,000) in the first three months of 2004 (2003 - ($851,000)), reflects cash used to complete acquisitions, net of cash acquired, of ($911,000) (2003 - ($1,871,000)) and acquisitions of property, plant and equipment of ($3,849,000) (2003 - ($1,229,000)), offset by a decrease of short term investments for proceeds of $nil (2003 - $2,038,000), payments received on a note receivable of $nil (2003 - $358,000), and proceeds from the sale of property of $1,014,000 (2003 - $nil).

Cash Flows from Financing Activities

Cash provided (used) by financing activities was $4,177,000 in 2004 (2003 - ($4,088,000)), consisting primarily of net proceeds from the issuance of common shares of $1,650,000 (2003 - $1,130,000), primarily from warrants expiring in the quarter, and an increase in bank indebtedness of $3,227,000 (2003 - $5,228,000), partially offset by net repayment on long-term debt facilities of ($633,000) (2003 - ($10,019,000)) payment of deferred purchase consideration of ($21,000) (2003 - ($227,000)), financing costs of $nil (2003 - ($70,000)) and the purchase and redemption of preference shares of subsidiary companies of ($16,000) (2003 - ($130,000)).

Item 3 -Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the company restricts its portfolio to a variety of securities, including government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at March 31, 2004 all of SunOpta's excess funds were held in cash and cash equivalents with a maturity of less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at March 31, 2004, the weighted average interest rate of the fixed rate term debt was 4.0% (2003 - 3.9%) and $2,796,000 (2003 - $2,796,000) of the Company's
outstanding term debt is at fixed interest rates. Variable rate term debt of $21,715,000 (2003 - $22,240,000) at an interest rate of 2.3% (2003 - 2.3%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company's ability to manage interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company's after tax earnings would (decrease) increase by approximately $150,000. Given the short duration of fixed rate debt, changes in interest rates would have a negligible affect on fixed rate debt valuations.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. During the first quarter of 2004, the Canadian dollar has depreciated slightly against the U.S. dollar with closing rates moving from CDN $1.2965 at December 31, 2003 to CDN $1.3113 at March 31, 2004 for each U.S. dollar. The net effect of this appreciation has been a $141,000 net exchange loss and a $338,000 decrease in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company's net assets by $3,308,000 (2003 - $2,230,000).

The functional currency of all operations located in Canada is the Canadian dollar. For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the Consolidated Statement of Earnings while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in Accumulated other comprehensive income account within Shareholders' Equity. The functional


--------------------------------------------------------------------------------
SUNOPTA INC.                            29                   March 31, 2004 10-Q
currency of the corporate head office is the U.S. dollar. Transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange gains (losses) on the Consolidated Statement of Earnings. U.S. based Food Group operations have no exposure to other currencies since almost all sales and purchases are made in U.S. dollars. It is the Company's intention to hold excess funds in the currency in which the funds are likely to be used, which will, from time to time, potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At March 31, 2003 the Company owned 590,943 (2003 - 482,600) bushels of corn with a weighted average price of $2.89 (2003 - $2.15) and 526,215 (2003 - 389,868) bushels of soy beans with a weighted average price of $10.85 (2003 - $7.07). The Company has at March 31, 2004 net long positions on corn and soy beans of 501,067 (2003 - 4,576) and 352,417 (2003 -167,294) bushels respectively. An increase/decrease in commodity prices of 10% would result in a gain (loss) of $144,808 (2003 - $984) in corn and $382,372 (2003 - $118,277) in soy beans, respectively. There are no futures contracts in the other Food Group segments, Opta Minerals, the StakeTech Steam Explosion Group or related to Corporate office activities.

Item 4. Disclosure Controls and Procedures

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the Company's quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


--------------------------------------------------------------------------------
SUNOPTA INC.                            30                   March 31, 2004 10-Q

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

Sunrich Inc., a subsidiary of the Company has commenced a suit against a supplier for failure to adhere to the terms of a contract. The Company and its legal counsel believe that this claim has merit. The Company has ceased co-packing arrangements under the existing contract and has commenced packing under separate arrangements. It cannot however be determined if there will be any recovery by the Company at this time and the Company is expensing the costs of pursuing this suit as incurred. The Supplier has counter-sued the Company for breach of contract. The Company believes this suit is unfounded. Other than this action, the Company has not been and is not currently a party to any other material litigation.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - Not applicable

Item 3. Defaults upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.  Other Information

(a)   Not applicable

(b) The Company has implemented procedures to enable security holders to recommend nominees for election to the Company's Board of Directors. These procedures are outlined in detail on page 9 of the Company's current Information Circular, for its shareholder meeting to be held May 13, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits -

      31.1 Certification by Jeremy Kendall, Chief Executive Officer pursuant to Rule 13(a) - 14(a) under the Exchange Act.

      31.2 Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a) - 14(a) under the Exchange Act.

      32 Certifications by Jeremy Kendall, Chairman and Chief Executive Officer and John Dietrich, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350.

(b)   Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            SUNOPTA INC.


                                            /s/ John Dietrich
Date May 7,  2004
                                            SunOpta Inc.
                                            by John Dietrich
                                            Vice President
                                            and Chief Financial Officer


--------------------------------------------------------------------------------
SUNOPTA INC.                            31                   March 31, 2004 10-Q