Form 10-Q
period 2004-06-30
SUNOPTA INC
filed 2004-08-09
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                           Commission File No. 0-9989

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

                                 Yes |X| No |_|

At July 31, 2004 registrant had 53,516,552 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $346,329,629. The Company's common shares are traded on the Nasdaq Smallcap Market tier of the Nasdaq Stock Market under the symbol STKL and The Toronto Stock Exchange under the symbol SOY.

There are 45 pages in the June 30, 2004 10-Q and the index follows the cover page.


--------------------------------------------------------------------------------
SUNOPTA INC.                           1                      June 30, 2004 10-Q

SUNOPTA INC.

                                    FORM 10-Q
                                  June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as at June 30, 2004 and December 31,
            2003.

            Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2004 and the year ended December 31, 2003.

            Consolidated Statements of Earnings for the three and six months ended June 30, 2004 and 2003.

            Consolidated Statements of Cash Flow for the three and six months ended June 30, 2004 and 2003.

            Condensed Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Item 4.  Disclosure Controls and Procedures

PART II - OTHER INFORMATION

            All financial information is expressed in United States Dollars The closing rate of exchange on July 30, 2004 was CDN $1 = U.S. $0.7522


--------------------------------------------------------------------------------
SUNOPTA INC.                           2                      June 30, 2004 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

                        Consolidated Financial Statements

                                  SunOpta Inc.

                     For the Six Months Ended June 30, 2004

                                   (Unaudited)


--------------------------------------------------------------------------------
SUNOPTA INC.                           3                      June 30, 2004 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at June 30, 2004 and December 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

                                                        June 30,  December 31,
                                                            2004          2003
                                                               $             $
                                                       -----------------------
Assets

Current assets
Cash and cash equivalents                                  1,609        21,990
Accounts receivable - trade (note 6)                      38,487        26,241
Inventories (note 7)                                      40,288        34,778
Prepaid expenses and other current assets (note 17)        5,877         2,524
Income taxes recoverable                                      --         1,686
Future income taxes                                          667         1,172
                                                       -----------------------

                                                          86,928        88,391

Assets held for sale                                         193         6,007
Property, plant and equipment                             54,535        44,761
Goodwill and intangibles, net                             40,198        25,084
Future income taxes                                        6,715         9,023
Other assets                                                 329           490
                                                       -----------------------

                                                         188,898       173,756
                                                       =======================
Liabilities

Current liabilities
Bank Indebtedness (note 8)                                 3,515            --
Accounts payable and accrued liabilities                  29,962        24,670
Customer and other deposits                                   --         1,778
Current portion of long-term debt (note 8)                 4,104         3,840
Current portion of long-term payables (note 9)               851           740
                                                       -----------------------

                                                          38,432        31,028

Long-term debt  (note 8)                                  19,787        21,196
Long-term payables (note 9)                                1,294         1,591
                                                       -----------------------

                                                          59,513        53,815
                                                       -----------------------
Shareholders' Equity

Capital stock (note 10)                                   98,590        96,636
Contributed surplus                                        3,384         3,384
Retained earnings                                         23,673        15,779
Accumulated other comprehensive income                     3,738         4,142
                                                       -----------------------

                                                         129,385       119,941
                                                       -----------------------

                                                         188,898       173,756
                                                       =======================

Commitments and contingencies (note 13)

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
SUNOPTA INC.                           4                      June 30, 2004 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at June 30, 2004 and December 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)

                                                                                   Accumulated
                                            Capital   Contributed      Retained          Other
                                              Stock       Surplus      Earnings  Comprehensive         Total
                                                                                        Income
                                                  $             $             $             $              $
                                           -----------------------------------------------------------------
      Balance at December 31, 2003           96,636         3,384        15,779         4,142        119,941

      Options exercised                         389            --            --            --            389
      Employee Stock Purchase Plan              140            --            --            --            140
      Warrants exercised                      1,425            --            --            --          1,425
      Net earnings for the period                --            --         7,894            --          7,894
      Currency translation adjustment            --            --            --          (404)          (404)
                                           -----------------------------------------------------------------

      Balance at June 30, 2004               98,590         3,384        23,673         3,738        129,385
                                           =================================================================


--------------------------------------------------------------------------------
SUNOPTA INC.                           5                      June 30, 2004 10-Q

SunOpta Inc.
Consolidated Statements of Earnings
For the three months ended June 30, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars, except per share amounts)

                                                    June 30,      June 30,
                                                        2004          2003
                                                           $             $
                                                    ----------------------
Revenues                                              80,946        52,641

Cost of goods sold                                    64,690        43,536
                                                    ----------------------

Gross profit                                          16,256         9,105

Warehousing and distribution expenses                  1,442           229
Selling, general and administrative expenses           8,964         5,575
                                                    ----------------------

                                                      10,406         5,804
                                                    ----------------------

Earnings before the following                          5,850         3,301

Interest expense                                        (152)         (493)
Interest and other income (note 17)                    2,499           173
Foreign exchange gain                                    389           254
                                                    ----------------------

                                                       2,736           (66)
                                                    ----------------------

Earnings before income taxes                           8,586         3,235

Provision for income taxes                             2,562           787
                                                    ----------------------

Net earnings for the period                            6,024         2,448
                                                    ======================

Net earnings per share for the period (note 11)

   - Basic                                              0.11          0.06
                                                    ======================

   - Diluted                                            0.11          0.05
                                                    ======================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
SUNOPTA INC.                           6                      June 30, 2004 10-Q

SunOpta Inc.
Consolidated Statements of Earnings
For the six months ended June 30, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars, except per share amounts)

                                                     June 30,       June 30,
                                                         2004           2003
                                                            $              $
                                                     -----------------------
Revenues                                              143,448         94,052

Cost of goods sold                                    114,921         77,829
                                                     -----------------------

Gross profit                                           28,527         16,223

Warehousing and distribution expenses                   2,597            407
Selling, general and administrative expenses           16,944         10,792
                                                     -----------------------

                                                       19,541         11,199
                                                     -----------------------

Earnings before the following                           8,986          5,024

Interest expense                                         (360)          (984)
Interest and other income (note 17)                     2,384            210
Foreign exchange gain                                     248            595
                                                     -----------------------

                                                        2,272           (179)
                                                     -----------------------

Earnings before income taxes                           11,258          4,845

Provision for income taxes                              3,364          1,270
                                                     -----------------------

Net earnings for the period                             7,894          3,575
                                                     =======================

Net earnings per share for the period (note 11)

   - Basic                                               0.15           0.08
                                                     =======================

   - Diluted                                             0.14           0.08
                                                     =======================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
SUNOPTA INC.                           7                      June 30, 2004 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flow
For the three months ended June 30, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars)

                                                                         June 30,      June 30,
                                                                             2004          2003
                                                                                $             $
                                                                         ----------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                                                 6,024         2,448
Items not affecting cash
      Amortization                                                          1,824         1,178
      Future income taxes                                                   1,001           273
      Other                                                                   (66)         (151)

Changes in non-cash working capital (note 12)                              (4,864)       (1,825)
                                                                         ----------------------

                                                                            3,919         1,923
                                                                         ----------------------
Investing activities
Acquisition of companies, net of cash acquired                            (21,192)         (873)
Acquisition of property, plant and equipment                               (5,399)       (1,251)
Proceeds from sale of property                                              4,850            --
Proceeds from note receivable                                                  --           358
Other                                                                           4           126
                                                                         ----------------------

                                                                          (21,737)       (1,640)
                                                                         ----------------------
Financing activities
Increase in bank indebtedness                                                 288           492
Borrowings under term debt facilities                                         607            --
Repayment of term debt and tender facilities                               (1,083)         (516)
Repayment of deferred purchase consideration                                  (44)          (20)
Proceeds from the issuance of common shares, net of issuance costs            303           799
Financing costs                                                                --          (180)
Purchase and redemption of Preference Shares of subsidiary companies         (202)           (1)
                                                                         ----------------------

                                                                             (131)          574

Foreign exchange gain on cash held in a foreign currency                       55            10
                                                                         ----------------------

Increase (Decrease) in cash and cash equivalents during the period        (17,894)          867

Cash and cash equivalents - Beginning of the period                        19,503         1,782
                                                                         ----------------------

Cash and cash equivalents - End of the period                               1,609         2,649
                                                                         ======================

See note 12 for supplemental cash flow information

          (See accompanying notes to consolidated financial statements)



--------------------------------------------------------------------------------
SUNOPTA INC.                           8                      June 30, 2004 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flow
For the six months ended June 30, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars)

                                                                         June 30,      June 30,
                                                                             2004          2003
                                                                                $             $
                                                                         ----------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                                                 7,894         3,575
Items not affecting cash
      Amortization                                                          3,442         2,266
      Future income taxes                                                   1,448           324
      Other                                                                    45          (106)

Changes in non-cash working capital (note 12)                             (11,937)       (4,527)
                                                                         ----------------------

                                                                              892         1,532
                                                                         ----------------------
Investing activities
Decrease in short term investments                                             --         2,038
Acquisition of companies, net of cash acquired                            (22,103)       (2,744)
Acquisition of property, plant and equipment                               (9,248)       (2,480)
Proceeds from sale of property                                              5,864            --
Proceeds from note receivable                                                  --           716
Other                                                                         (13)          (21)
                                                                         ----------------------

                                                                          (25,500)       (2,491)
                                                                         ----------------------
Financing activities
Increase in bank indebtedness                                               3,515         5,719
Borrowings under term debt facilities                                         607         7,800
Repayment of term debt and tender facilities                               (1,746)      (18,335)
Repayment of deferred purchase consideration                                  (65)         (247)
Proceeds from the issuance of common shares, net of issuance costs          1,954         1,930
Financing costs                                                                --          (250)
Purchase and redemption of Preference Shares of subsidiary companies         (218)         (131)
                                                                         ----------------------

                                                                            4,047        (3,514)

Foreign exchange gain on cash held in a foreign currency                      180           110
                                                                         ----------------------

Decrease in cash and cash equivalents during the period                   (20,381)       (4,363)

Cash and cash equivalents - Beginning of the period                        21,990         7,012
                                                                         ----------------------

Cash and cash equivalents - End of the period                               1,609         2,649
                                                                         ----------------------

See note 12 for supplemental cash flow information

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
SUNOPTA INC.                           9                      June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

1.    Interim financial statements

      The interim consolidated financial statements of SunOpta Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, see the Company's consolidated financial statements, and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2003.

      As of January 1, 2004, SunOpta Inc. changed the basis of financial statement preparation from generally accepted accounting principles in Canada (Canadian GAAP) to those generally accepted in the United States (U.S. GAAP). This change was made as a majority of the Company's operations and shareholders are located in the U.S. As a result of this change, all comparative financial statement balances and related notes have been amended to reflect the change to U.S. GAAP. Accounting principles in the U.S. conform in all material respects to those in Canada, except as indicated in Note 15.

2.    Description of business and significant accounting policies

      The Company was incorporated under the laws of Canada on November 13, 1973. The Company conducts business in three main areas, the SunOpta Food Group (Food Group) processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on soy, oat fiber and other natural and organic food products. Opta Minerals processes, distributes and recycles industrial minerals. The StakeTech Steam Explosion Group markets proprietary steam explosion technology systems for the pulp, bio-fuel and food processing industries. The Company's assets, operations and employees at June 30, 2004 are located in the United States and Canada.

      The Company's significant accounting policies are outlined below. These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Differences arising from the application of accounting principles generally accepted in Canada are described in note 15.

      Basis of presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation.

      Cash and cash equivalents

      Cash and cash equivalents consist of unrestricted cash and short-term deposits with an original maturity of less than 90 days.


--------------------------------------------------------------------------------
SUNOPTA INC.                           10                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

      Inventories

      Raw materials and finished goods (excluding commodity grains) inventories are valued at the lower of cost and estimated net realizable value. Cost is determined on a first-in, first-out basis.

      Inventories of commodity grain are valued at market. Changes in market value are included in cost of goods sold. The Food Group generally follows a policy of hedging its grain transactions to protect gains and minimize losses due to market fluctuations. Futures and purchase and sale contracts are adjusted to market price and gains and losses from such transactions are included in cost of goods sold. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled. The Company also has inventories consisting of sunflowers and specialty beans which are valued at cost.

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

      Other assets

      i)    Deferred financing costs

      Costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the financing agreement.

      ii)   Investments

      The Company has a 32% (2003 - 32%) investment in Easton Minerals Limited ("Easton"). This investment is considered impaired and the carrying value at June 30, 2004 is $nil (2003 - $nil). The investment was accounted for using the equity method of accounting. The Company does not have any guaranteed obligations with respect to Easton or any commitment to provide further financial support, and therefore it is not anticipated that further losses will be recorded on this investment.

      All subsidiaries are 100% owned at June 30, 2004. Investments in these subsidiaries are recorded using the consolidation method, whereby revenues and expenses are consolidated with the results of the Company.


--------------------------------------------------------------------------------
SUNOPTA INC.                           11                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

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

      Foreign currency translation

      The Company's operations are self-sustaining operations, with the exception of the corporate head office, which is considered to be an integrated operation. The assets and liabilities of the self-sustaining operations as well as monetary assets of the corporate head office are translated at exchange rates in effect at the balance sheet date. Non-monetary assets of the corporate head office are translated at their historical rates. Revenues and expenses are translated at average exchange rates prevailing during the period. Unrealized gains or losses resulting from translating self-sustaining operations are accumulated and reported as a currency translation adjustment in shareholders' equity and are disclosed as part of comprehensive income. Gains and losses resulting from translating the corporate head office are included in the consolidated statements of earnings.

      The functional currency of all operations located in the United States and the corporate head office is the United States dollar. The functional currency of all other operations located in Canada is the Canadian dollar.

      Customer and other deposits

      Customer and other deposits principally include prepayments by the Food Group's customers for merchandise inventory to be purchased during the spring planting season and an amount of $nil at June 30, 2004 (December 31, 2003 - $1,260) related to a deposit received on an option agreement related to a property held for sale.

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


--------------------------------------------------------------------------------
SUNOPTA INC.                           12                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

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


--------------------------------------------------------------------------------
SUNOPTA INC.                           13                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

3.    Stock Option Plan

      The Company maintains several stock option plans under which incentive stock options may be granted to employees and non-employee directors. SunOpta accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, because the grant price equals the market price on the date of grant, no compensation expense is recognized by the Company for stock options issued to employees.

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

                                                                          Three months                    Six months
                                                                                 ended                         ended
                                                                 ---------------------------------------------------
                                                                   June 30,   June 30,      June 30,        June 30,
                                                                       2004       2003          2004            2003
          Number of options granted                                 212,500    158,700       212,500         557,450
                                                                 ===================================================
                                                                          $          $             $               $
          Total fair value                                              840        481           840           1,272
                                                                 ===================================================

          Net earnings for the period as reported                     6,024      2,448         7,894           3,575
          Stock compensation expense:
              Options vested in current period from current              42         64            42             127
          period grants
              Options vested in current period from prior               153         60           305             121
          period grants
                                                                 ---------------------------------------------------
                                                                        195        124           347             248
                                                                 ---------------------------------------------------
          Pro-forma net earnings for the period                       5,829      2,324         7,547           3,327
                                                                 ===================================================
          Pro-forma net earnings per common share
             - Basic                                                   0.11       0.05          0.14            0.08
                                                                 ===================================================

             - Diluted                                                 0.10       0.05          0.13            0.07
                                                                 ===================================================

      The fair value of the options granted during the prior year were estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2003 - 0%), an expected volatility of 55% (June 30, 2003 - 60%), a risk-free interest rate of 2.5% (June 30, 2003 - 3%), and an expected life of four to six years. These options vest at various dates ranging from the date of the grants to May 13, 2008 and expire four to six years subsequent to the grant date.

4.    Business acquisitions

      In the first six months of 2004, the Company acquired five businesses. All of these acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on managements best estimate of fair values.

      The preliminary purchase price allocation of the net assets acquired and consideration given is as follows:


--------------------------------------------------------------------------------
SUNOPTA INC.                           14                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

4.    Business acquisitions continued

                                                 General
                                               Mills Oat
                                                   Fiber       Supreme                  Distribution     Distribue
                                                Facility         Foods    Snapdragon           A & L           Vie         Total
                                                     (a)           (b)           (c)             (d)           (e)
                                                       $             $             $               $             $             $
                                               ---------------------------------------------------------------------------------
Net assets acquired:
Non-cash working capital                             725         2,801           695             226           (41)        4,406
Property, plant and equipment                      3,098           233            --             126           102         3,559
Goodwill                                           8,202         3,263            --              68           610        12,143
Intangible assets - finite life                       --         3,148           183             152           375         3,858
Future income tax liability                           --        (1,163)           --             (55)         (135)       (1,353)
Debt and other liabilities                          (374)           --            --            (136)           --          (510)
                                               ---------------------------------------------------------------------------------
                                                  11,651         8,282           878             381           911        22,103
                                               =================================================================================
Consideration given:
Cash paid on closing - net of cash acquired       11,501         7,561           878             381           842        21,163
Note payable                                          --           590            --              --            --           590
Accrued acquisition costs                            150           131            --              --            69           350
                                               ---------------------------------------------------------------------------------
                                                  11,651         8,282           878             381           911        22,103
                                               =================================================================================

(a)   General Mills Oat Fiber Facility

      On April 16, 2004, SunOpta acquired the assets of General Mills Bakeries and Food Service oat fiber processing facility for $11,651 including acquisition costs. The assets included land, building, equipment and inventory.

      With the addition of this facility, the Company continues to increase its total annual oat fiber processing capacity. The Company's growth in oat fiber has been driven by the significant increase in consumer demand for healthier food offerings, resulting from the popularity of low-carb diets such as Atkins and South Beach, and the general trend to improve the nutritional content of foods.

      SunOpta's purchase of this facility is expected to generate efficiencies in the Company's oat fiber processing operations enabling the Company to streamline oat fiber production across three facilities, lengthening run times, improving operating efficiencies and meeting our current backlog of orders.

(b)   Supreme Foods

      On May 1, 2004, SunOpta acquired the outstanding shares of Supreme Foods Limited (Supreme) for $8,282 including acquisition costs and assumption of a note payable to shareholders of $590.

      Supreme is a leading distributor of certified organic, natural, kosher and specialty grocery products across Canada, with headquarters in Toronto, Ontario. Supreme has a number of exclusive sourcing agreements as well as products marketed under its own trade names.

      Supreme's focus and strength in grocery products will become the base of SunOpta's growing natural organic and specialty foods distribution business. The combination of Supreme's business in eastern Canada with Wild West Organic Harvest in western Canada creates a national platform for SunOpta and will allow for considerable expansion of product lines.


--------------------------------------------------------------------------------
SUNOPTA INC.                           15                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

4.    Business acquisitions continued

(c)   Snapdragon

      On June 1, 2004, SunOpta acquired the inventory and business of Snapdragon Natural Foods Inc. (Snapdragon) for $878. Additional consideration may be payable equal to 5% of net sales greater than a predetermined target during the period September 1, 2004 to August 31, 2005.

      Snapdragon distributes organic groceries and frozen products to both mass market and natural food retailers throughout Canada from warehousing facilities located in Montreal, Quebec, Toronto, Ontario and Calgary, Alberta. The Snapdragon operation will further contribute to the Company's stated objective of building Canada's first national natural and organics food distributor.

(d)   Distribution A & L

      On April 1, 2004, SunOpta acquired the outstanding shares of Distribution A&L for $381 including acquisition costs. An additional $381 of contingent consideration may be payable if certain predetermined profit targets are achieved by the acquired business during the period April 1, 2004 to June 30, 2009 and will be recorded as goodwill when the amount and outcome of the consideration becomes determinable.

      Distribution A&L specializes in the distribution of specialty abrasive and related products. Distribution A&L focuses on smaller markets currently not serviced by Opta Minerals via its network of selling professionals specializing in the industrial, automotive and pool filtration industries. The skills contained within this operation are key as the Opta Minerals group continues to strategically expand products and sales capabilities.

(e)   Distribue-Vie

      On March 1, 2004, SunOpta acquired the outstanding shares of Distribue-Vie Fruits & Legumes Biologiques Inc. (Distribue-Vie) for $911 including acquisition costs.

      Distribue-Vie specializes in the distribution of organic fresh foods with an emphasis on produce. Distribue-Vie is the dominant player in the distribution of organic produce in Quebec and operates from a warehousing facility located in Montreal, servicing the key Quebec market along with geographic reach to Eastern Ontario and the Maritime provinces. An additional $229 of contingent consideration may be payable if certain predetermined profit targets are achieved by the acquired business during the period April 1, 2004 to March 31, 2006 and will be recorded as goodwill when the amount and outcome of this contingency becomes determinable.

      The addition of Distribue-Vie to SunOpta's Canadian natural and organic distribution system is expected to bring significant benefits to the customer base in the form of broader product lines and greater support for consumer education of organics through marketing and retail merchandising initiatives.


--------------------------------------------------------------------------------
SUNOPTA INC.                           16                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

5.    Comprehensive Income (loss)

      The following are components of comprehensive income (loss), net of tax, for the following periods:

                                                                       Three months ended                 Six months ended
                                                            --------------------------------------------------------------
                                                               June 30,          June 30,        June 30,         June 30,
                                                                   2004              2003            2004             2003
                                                                      $                 $               $                $
Net earnings                                                      6,024             2,448           7,894            3,575

Change in foreign currency translation adjustment                  (207)            1,297            (404)           2,075
                                                            --------------------------------------------------------------
Comprehensive income                                              5,817             3,745           7,490            5,650
                                                            ==============================================================

6.    Accounts Receivable

                                                        June 30,          December 31,
                                                            2004                  2003
                                                               $                     $
      Trade receivable                                    39,764                27,417
      Allowance for doubtful accounts                     (1,277)               (1,176)
                                                        ------------------------------

                                                          38,487                26,241
                                                        ==============================

7.    Inventories

                                                        June 30,          December 31,
                                                            2004                  2003
                                                               $                     $
      Raw materials                                       12,608                 8,437
      Finished goods                                      22,340                24,525
      Grain                                                5,340                 1,816
                                                        ------------------------------

                                                          40,288                34,778
                                                        ==============================

      Grain inventories consist of the following:

                                                        June 30,          December 31,
                                                            2004                  2003
                                                               $                     $
           Company owned grain                             4,105                 1,491
           Unrealized gain on
                Sales and purchase contracts                 135                   153
                Futures contracts                          1,100                   172
                                                        ------------------------------

                                                           5,340                 1,816
                                                        ==============================


--------------------------------------------------------------------------------
SUNOPTA INC.                           17                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

8.    Long-term debt and banking facilities

                                               June 30,            December 31,
                                                   2004                    2003
                                                      $                       $
      Long-Term Debt
        Term loan (a)                            18,700                  19,800
        Other long-term debt (b)                  5,191                   5,236
                                             ----------------------------------
                                                 23,891                  25,036
      Less: current portion                      (4,104)                 (3,840)
                                             ----------------------------------

                                                 19,787                  21,196
                                             ==================================

      (a) Subsequent to June 30, 2004, the Company has amended and restated its credit agreement with a group of banks with the following components;

            i)    Term loan

                  The term loan has been increased to $35,000 from a June 30, 2004 balance of $18,700 (2003 - $19,800). Principal is payable quarterly based on a seven year amortization. The term loan matures June 30, 2008 and is renewable at the option of the lender and the Company.

                  Interest on the term loan is payable at the borrower's option at U.S. dollar base rate or U.S. LIBOR plus a margin based on certain financial ratios of the Company (2.2% as at June 30, 2004 and 2.2% as at December 31, 2003).

            ii)   $11,246 (CDN $15,000), (CDN $7,500 at June 30, 2004) line of credit facility

                  Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers' acceptances, plus a margin based on certain financial ratios. As at June 30, 2004 $nil (2003 - $nil) of this facility has been utilized and $795 has been committed through letters of credit as itemized in note 13(d).

            iii)  $17,500 ($9,000 at June 30, 2004) line of credit facility

                  Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including U.S. bank prime, or LIBOR, plus a margin based on certain financial ratios. As at June 30, 2004 $3,515 (2003 - $nil) of this facility has been utilized. This amount has been classified as bank indebtedness on the consolidated balance sheet.

            iv)   $10,000 revolving acquisition facility

                  A part of the amendment, subsequent to the quarter end, the Company obtained an acquisition facility to finance future acquisitions and capital expenditures and is subject to certain draw restrictions. Principal is payable quarterly equal to the greater of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw. All remaining outstanding principal under this facility is due on June 30, 2008.

                  Interest on borrowing under this facility is consistent with the term loan described in i) above. This facility was not available at June 30, 2004.


--------------------------------------------------------------------------------
SUNOPTA INC.                           18                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

8.    Long-term debt and banking facilities continued

      The Canadian and U.S. line of credit facilities along with the unused portion of the acquisition facility are subject to annual extensions.

      All of the credit facilities described above are collateralized by a first priority security against substantially all of the Company's assets in both Canada and the United States.

      (b)   Other long-term debt consists of the following:

                                                                                                 2004              2003
                                                                                                    $                 $
             Note payable (Cdn $1,088) issued to the former shareholders of Kettle                705               816
             Valley Dried Fruit Ltd. as part of the acquisition in 2003, interest at 5% payable in ten semi-annual instalments, uncollateralized.

             Note payable (Cdn $809) issued to the former shareholders of Supreme                 607                --
             Foods Inc. as a component of the acquisition in the quarter ended
             June 30, 2004, discounted at 5%, payable in three equal annual instalments, uncollateralized.

             Term loan assumed on the acquisition of Sigco Sun Products in 2003,                2,196             2,440
             payable in ten semi annual instalments of $244.  Interest payable monthly at LIBOR + 1.95% (June 30, 2004 - 3.04%), collateralized by the property and equipment of Sigco.

             Term loan issued to Oracle Credit Corp. on the purchase of a software                834             1,107
             license agreement.  Interest at 2.0% payable in eight quarterly instalments.

             Other term debt with a weighted average interest rate of 4.5%, due in                739               802
             varying instalments through July 2009.

             Capital lease obligations due in monthly payments through 2006, with                 110                71
             a weighted average interest rate of 6.8%.
                                                                                     ----------------------------------
                                                                                                5,191             5,236
                                                                                     ----------------------------------

9.    Long-term payables

                                                                    June 30,         December 31,
                                                                        2004                 2003
                                                                           $                    $
         Deferred supplier rebate                                        192                   --
         Product rebate payable                                        1,403                1,402
         Deferred purchase consideration                                  --                   65
         Preference shares of subsidiary companies                       117                  144
         Payable to former shareholders of acquired companies            433                  623
         Other                                                            --                   97
                                                                  -------------------------------
                                                                       2,145                2,331
         Less: Current Portion                                          (851)                (740)
                                                                  -------------------------------

                                                                       1,294                1,591
                                                                  ===============================


--------------------------------------------------------------------------------
SUNOPTA INC.                           19                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars, except per share amounts)

10.   Capital stock

                                                                     June 30,     December 31,
                                                                         2004             2003
                                                                            $                $
      Issued and fully paid -
         53,481,612 common shares (December 31, 2003 - 52,705,096)     96,669           94,338
         2,647,500 warrants (December 31, 2003 - 3,241,350)             1,921            2,298
                                                                     -------------------------

                                                                       98,590           96,636
                                                                     =========================

      (a) In the first six months of 2004, employees and directors exercised 162,697 (June 30, 2003 - 500,995) common share options and an equal number of common shares were issued for net proceeds of $389 (June 30, 2003 - $887).

      (b)   In the first six months of 2004, 593,850 (June 30, 2003 - 308,356)
            warrants were exercised and an equal number of common shares were issued for net proceeds of $1,425 (June 30, 2003 - $582).

      (c) In the first six months of 2004, 19,969 (June 30, 2003 - $nil) common shares were issued for net proceeds of $140 as part of the Company's employee stock purchase plan.

      (d) In the first six months of 2004, 212,500 options were granted to employees at a price of $7.69.

      (e) As at June 30, 2004, there were options vested to employees and directors to acquire 828,500 common shares at exercise prices of $1.06 to $9.90. In addition, at June 30, 2004, options to acquire an additional 1,239,980 common shares at $1.06 to $9.90 have been granted to employees and directors but have not yet vested.

11.   Earnings per share

      The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

                                                                         Three months ended                Six Months ended
                                                                 ----------------------------------------------------------
                                                                   June 30,        June 30,        June 30,        June 30,
                                                                       2004            2003            2004            2003
                                                                          $               $               $               $
                                                                 ==========================================================
      Net earnings for the period                                     6,024           2,448           7,894           3,575
                                                                 ==========================================================

      Weighted average number of shares outstanding              53,443,189      42,871,386      53,141,253      42,448,394

      Dilutive Warrants                                           1,914,913       2,213,031       1,934,087       1,852,812
      Dilutive Options                                              956,010       1,214,409       1,066,413       1,036,986
      Convertible debenture                                              --       1,666,667              --              --
                                                                 ----------------------------------------------------------

      Diluted weighted average number of shares outstanding      56,314,112      47,965,493      56,141,753      45,338,192
                                                                 ==========================================================
      Earnings per share:
      - Basic                                                          0.11            00.6            0.15            0.08
      - Diluted                                                        0.11            0.05            0.14            0.08


--------------------------------------------------------------------------------
SUNOPTA INC.                           20                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

12.   Supplemental cash flow information

                                                                 Three months ended            Six months ended
                                                             --------------------------------------------------
                                                             June 30,      June 30,      June 30,      June 30,
                                                                 2004          2003          2004          2003
                                                                    $             $             $             $
       Changes in non-cash working capital:
               Accounts receivable - trade                     (8,423)       (3,251)      (10,463)       (2,905)
               Inventories                                      1,724           246        (1,517)         (479)
               Recoveries of income taxes                       1,686            --         1,686            --
               Prepaid expenses and other current assets       (2,418)         (213)       (3,209)         (998)
               Accounts payable and accrued liabilities         5,538         2,609         3,344           158
               Customer and other deposits                     (2,971)       (1,216)       (1,778)         (303)
                                                             --------------------------------------------------
                                                               (4,864)       (1,825)      (11,937)       (4,527)
                                                             ==================================================
      Cash paid for:
               Interest                                           152           200           352           416
                                                             ==================================================
               Income taxes                                        --            --           747           615
                                                             ==================================================

13.   Commitments and contingencies

      (a) The Company is subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of these matters, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, litigation and claims are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable.

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


--------------------------------------------------------------------------------
SUNOPTA INC.                           21                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars, except per share amounts)

      (d)   Letters of credit:

            i) An irrevocable letter of credit for $561 has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

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

      (e)   Real property lease commitments:

            The Company has entered into various leasing arrangements which have fixed monthly rents that are adjusted annually each year for inflation.

            Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

                                                                $
               2004                                         1,817
               2005                                         2,805
               2006                                         2,506
               2007                                         1,996
               2008                                         1,981
               Thereafter                                   1,693
                                                        ---------

                                                           12,798
                                                        =========


--------------------------------------------------------------------------------
SUNOPTA INC.                           22                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

14.   Segmented information

      Industry segments

      The Company operates in three industry segments: (a) the SunOpta Food Group, processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on soy, oat fiber, natural and organic food products. During 2003 the Company expanded its reporting structure and has further defined its segments into Grains and Soy Products Group, Ingredients Group, Distribution Group and Packaged Products Group (which combined form the Food Group). The addition of these segments reflects how management views and manages the business and is aligned with the Company's vertically integrated model; (b) Opta Minerals, processes, distributes, and recycles industrial minerals; and (c) the StakeTech Steam Explosion Group, markets proprietary steam explosion technology systems for the pulp, biofuel and food processing industries. The Company's assets, operations and employees are located in Canada and the United States.

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

                                                                                       Three months ended
                                                                                            June 30, 2004
                                                 --------------------------------------------------------
                                                                                StakeTech
                                                                                    Steam
                                                                                Explosion
                                                                               Technology
                                                    SunOpta  Opta Minerals      Group and
                                                 Food Group          Group      Corporate    Consolidated
                                                          $              $              $               $
      External revenues by market
      U.S.                                           44,825          3,570            290          48,685
      Canada                                         21,123          5,270             --          26,393
      Other                                           5,716            152             --           5,868
                                                 --------------------------------------------------------

      Total revenues to external customers           71,664          8,992            290          80,946
                                                 --------------------------------------------------------

      Segment net earnings(loss) before
         interest expense and income taxes            8,000          1,717           (979)          8,738
                                                 --------------------------------------------------------

      Interest expense                                   --             --            152             152
                                                 --------------------------------------------------------

      Provision for income taxes                         --             --          2,562           2,562
                                                 --------------------------------------------------------

      Segment net earnings (loss)                     8,000          1,717         (3,693)          6,024
                                                 --------------------------------------------------------

The SunOpta Food Group has the following segmented reporting:

                                                                                                      Three months ended
                                                                                                           June 30, 2004
                                                 -----------------------------------------------------------------------
                                                 Grains and
                                                        Soy                                      Packaged        SunOpta
                                                   Products    Ingredients   Distribution        Products           Food
                                                      Group          Group          Group           Group          Group
                                                          $              $              $               $              $
      External revenues by market
      U.S.                                           20,102         14,766             --           9,957         44,825
      Canada                                            341            443         19,403             936         21,123
      Other                                           4,187          1,479             --              50          5,716
                                                 -----------------------------------------------------------------------

      Total revenues from external customers         24,630         16,688         19,403          10,943         71,664
                                                 -----------------------------------------------------------------------

      Segment net earnings before interest
           expense and income taxes                   1,140          2,043          1,421           3,396          8,000
                                                 -----------------------------------------------------------------------


--------------------------------------------------------------------------------
SUNOPTA INC.                           23                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

14.   Segmented information continued

                                                                                         Six months ended
                                                                                            June 30, 2004
                                                 --------------------------------------------------------
                                                                                StakeTech
                                                                                    Steam
                                                                                Explosion
                                                                               Technology
                                                    SunOpta  Opta Minerals      Group and
                                                 Food Group          Group      Corporate    Consolidated
                                                          $              $              $               $
                                                 --------------------------------------------------------
      External revenues by market
      U.S.                                           80,061          7,705            437          88,203
      Canada                                         36,690          7,974             --          44,664
      Other                                          10,429            152             --          10,581
                                                 --------------------------------------------------------

      Total revenues to external customers          127,180         15,831            437         143,448
                                                 ========================================================

      Segment net earnings (loss) before
         interest expense and income taxes           11,221          2,224         (1,827)         11,618
                                                 --------------------------------------------------------

      Interest expense                                   --             --            360             360
                                                 --------------------------------------------------------

      Provision for income taxes                         --             --          3,364           3,364
                                                 --------------------------------------------------------

      Segment net earnings (loss)                    11,221          2,224         (5,551)          7,894
                                                 --------------------------------------------------------

The SunOpta Food Group has the following segmented reporting:

                                                                                                        Six months ended
                                                                                                           June 30, 2004
                                                 -----------------------------------------------------------------------
                                                 Grains and
                                                        Soy                                      Packaged        SunOpta
                                                   Products    Ingredients   Distribution        Products           Food
                                                      Group          Group          Group           Group          Group
                                                          $              $              $               $              $
      External revenues by market
      U.S.                                           34,483         28,043             --          17,535         80,061
      Canada                                            500            936         33,404           1,850         36,690
      Other                                           7,330          2,994             --             105         10,429
                                                 -----------------------------------------------------------------------

      Total revenues from external customers         42,313         31,973         33,404          19,490        127,180
                                                 =======================================================================

      Segment net earnings before interest
           expense and income taxes                   1,662          3,829          2,579           3,151         11,221
                                                 -----------------------------------------------------------------------

                                                                                       Three months ended
                                                                                            June 30, 2003
                                                 --------------------------------------------------------
                                                                                StakeTech
                                                                                    Steam
                                                                                Explosion
                                                                               Technology
                                                    SunOpta  Opta Minerals      Group and
                                                 Food Group          Group      Corporate    Consolidated
                                                          $              $              $               $
                                                 --------------------------------------------------------
      External revenues by market
      U.S.                                           37,858          2,543             76          40,477
      Canada                                          6,523          4,070             --          10,593
      Other                                           1,520             51             --           1,571
                                                 --------------------------------------------------------

      Total revenues to external customers           45,901          6,664             76          52,641
                                                 ========================================================

      Segment net earnings (loss) before
         interest expense and income taxes            3,292            963           (527)          3,728
                                                 --------------------------------------------------------

      Interest expense                                   --             --            493             493
                                                 --------------------------------------------------------

      Provision for income taxes                         --             --            787             787
                                                 --------------------------------------------------------

      Segment net earnings (loss)                     3,292            963         (1,807)          2,448
                                                 --------------------------------------------------------


--------------------------------------------------------------------------------
SUNOPTA INC.                           24                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

14.   Segmented information continued

The SunOpta Food Group has the following segmented reporting:

                                                                                                      Three months ended
                                                                                                           June 30, 2003
                                                 -----------------------------------------------------------------------
                                                 Grains and
                                                        Soy                                      Packaged        SunOpta
                                                   Products    Ingredients   Distribution        Products           Food
                                                      Group          Group          Group           Group          Group
                                                          $              $              $               $              $
      External revenues by market
      U.S.                                           18,616         11,082             --           8,160         37,858
      Canada                                             75            289          5,346             813          6,523
      Other                                             338          1,182             --              --          1,520
                                                 -----------------------------------------------------------------------

      Total revenues from external customers         19,029         12,553          5,346           8,973         45,901
                                                 -----------------------------------------------------------------------

      Segment net earnings before interest
           expense and income taxes                   1,309          1,067            207             709          3,292
                                                 -----------------------------------------------------------------------

                                                                                         Six months ended
                                                                                            June 30, 2003
                                                 --------------------------------------------------------
                                                                                StakeTech
                                                                                    Steam
                                                                                Explosion
                                                                               Technology
                                                    SunOpta  Opta Minerals      Group and
                                                 Food Group          Group      Corporate    Consolidated
                                                          $              $              $               $
                                                 --------------------------------------------------------
      External revenues by market
      U.S.                                           67,682          4,536            301          72,519
      Canada                                         11,031          7,452             --          18,483
      Other                                           2,972             75              3           3,050
                                                 --------------------------------------------------------

      Total revenues to external customers           81,685         12,063            304          94,052
                                                 ========================================================

      Segment net earnings (loss) before
         interest expense and  income taxes           4,980          1,435           (586)          5,829
                                                 --------------------------------------------------------

      Interest expense                                   --             --            984             984
                                                 --------------------------------------------------------

      Provision for income taxes                         --             --          1,270           1,270
                                                 --------------------------------------------------------

      Segment net earnings (loss)                     4,980          1,435         (2,840)          3,575
                                                 --------------------------------------------------------

The SunOpta Food Group has the following segmented reporting:

                                                                                                        Six months ended
                                                                                                           June 30, 2003
                                                 -----------------------------------------------------------------------
                                                 Grains and
                                                        Soy                                      Packaged        SunOpta
                                                   Products    Ingredients   Distribution        Products           Food
                                                      Group          Group          Group           Group          Group
                                                          $              $              $               $              $
      External revenues by market
      U.S.                                           31,161         20,848             --          15,673         67,682
      Canada                                            128            578          9,269           1,056         11,031
      Other                                             594          2,378             --              --          2,972
                                                 -----------------------------------------------------------------------

      Total revenues from external customers         31,883         23,804          9,269          16,729         81,685
                                                 -----------------------------------------------------------------------

      Segment net earnings before interest
           expense and income taxes                   1,646          1,455            256           1,623          4,980
                                                 -----------------------------------------------------------------------

Customer concentration

      The Company had one customer in the Food Group whose purchases were greater than 10% of the Company's revenue for the period ending June 30, 2003. No customer was greater than 10% for the period ending June 30, 2004.


--------------------------------------------------------------------------------
SUNOPTA INC.                           25                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

15.   Canadian generally accepted accounting principle differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.
      GAAP) which conform in all material respects applicable to the Company with those in Canada (Canadian GAAP) during the periods presented, except with respect to the following items:

                                                                         Three months ended                 Six months ended
                                                                      -------------------------         -------------------------
                                                                      June 30,         June 30,         June 30,         June 30,
                                                                          2004             2003             2004             2003
                                                                             $                $                $                $
      Net earnings for the period - as reported                          6,024            2,448            7,894            3,575

      Pre-operating costs expenses (i)                                      --              (70)              --             (160)
      Stock option compensation expense (ii)                              (172)              --             (306)              --
      Tax effect of above items                                             --               18               --               45
                                                                      -----------------------------------------------------------

      Net earnings for the period - Canadian GAAP                        5,852            2,396            7,588            3,460
                                                                      ===========================================================

      Net earnings per share - Canadian GAAP - Basic                      0.11             0.06             0.14             0.08
                                                                      ===========================================================
      Net earnings per share - Canadian GAAP - Diluted                    0.10             0.05             0.14             0.08
                                                                      ===========================================================

      Shareholders' equity - as reported                               129,530           52,347

      Cumulative pre-operating costs, net of amortization, net              --              152
      of tax

                                                                      -------------------------
      Shareholders' equity - Canadian GAAP                             129,530           52,499
                                                                      =========================

      Retained earnings as reported                                     23,673            7,967

      Cumulative pre-operating costs, net of amortization, net              --              152
      of tax (i)

      Stock option compensation expense, net of tax (ii)                  (551)             416
                                                                      -------------------------

      Retained earnings - Canadian GAAP                                 23,122            8,535
                                                                      =========================


--------------------------------------------------------------------------------
SUNOPTA INC.                           26                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

15.   Canadian generally accepted accounting principles differences, continued

(i) Under Canadian GAAP, certain costs expensed in prior years under U.S. GAAP would have been deferred and amortized. Net costs incurred in the pre-operating stage of a start-up business can be deferred until the business reaches commercial operation or the passage of a certain period of time as predetermined by management.

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

      Amortization of $nil in the six months ended June 30, 2004 (June 30, 2003
      - $160) relating to these pre-operating costs would have been expensed under Canadian GAAP.

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

      In conjunction with the standard, under Canadian GAAP, the Company would have recorded $306 in stock compensation expense for the six months ended June 30, 2004 (2003 - $nil) and a charge to retained earnings of $661 for prior year expenses.

      Partially offsetting the balance above, is stock option expenses recognized under US GAAP, not recognized under Canadian GAAP, related to a delay between when options were granted to employees and when they were approved by shareholders. An amount of $416 is a permanent difference between Canadian and US GAAP.


--------------------------------------------------------------------------------
SUNOPTA INC.                           27                     June 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the six months ended June 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)

16.   Proforma data (unaudited)

      Condensed proforma income statement, as if the acquisitions of Supreme, Distribution A & L, Snap Dragon, Distribue-Vie, Kettle Valley, Pro Organics, Sigco Sun Products and Sonne Labs Inc. had occurred at the beginning of 2003, is as follows:

                                                     Three months ended              Six Months ended
                                             --------------------------------------------------------
                                                June 30,       June 30,       June 30,       June 30,
                                                    2004           2003           2004           2003
                                                       $              $              $              $
      Revenues                                    84,279         73,422        156,333        135,176
      Net earnings                                 6,390          2,841          8,634          4,375
      Earnings per share
      - Basic                                       0.11           0.07           0.15           0.10
                                             --------------------------------------------------------
      - Diluted                                     0.11           0.06           0.15           0.09
                                             --------------------------------------------------------

17.   Other Income

      Sunrich Inc. a subsidiary of the Company commenced in 2002, a suit against a supplier for failure to adhere to the terms of a contract. The supplier counter-sued the Company for breach of contract. On June 29, 2004 a federal court jury, in the United States District Court for the District of Oregon, entered a net verdict in favour of Sunrich Inc. against the supplier on Sunrich's breach of contract, trade secrets, and punitive damage claims after a two week trial, in the amount of $2,498 plus legal fees. On July 1st, 2004 Sunrich filed a Proposed Form of Judgment with the Oregon court in the sum of $2,697, excluding legal fees, based upon Sunrich's calculation of prejudgment interest due on damages awarded by the federal jury. It is expected that the court will enter such a judgment in the month of August, 2004.

      The Company has recorded in prepaids and other current assets the value of the verdict plus an estimated amount of legal and interest costs that are recoverable, net of outstanding receivables already recorded on the Companies books that relate to this settlement.


--------------------------------------------------------------------------------
SUNOPTA INC.                           28                     June 30, 2004 10-Q

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

Amended and Restated Financing Agreement

Subsequent to June 30, 2004, the Company amended and restated its credit agreement. The amended and restated agreement increased the term loan $16,300,000 to $35,000,000, increased the Canadian line of credit facility from CDN $7,500,000 to CDN $15,000,000 and increased the US line of credit facility from $9,00,000 to $17,500,000. In addition the agreement added a revolving acquisition facility with maximum borrowings up to $10,000,000, which can be used to finance future acquisitions and significant capital expenditures. The term loan has quarterly payments with a seven year amortization. Draws from the revolving acquisition line pay principal quarterly equal to the greater of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw. Both the term loan and borrowings under the revolving acquisition facility have a maturity of June 30, 2008. The Canadian and US line of credit facilities and unused portion of the revolving acquisition facility are subject to annual extensions.

Acquisitions during 2004

In the first six months of 2004, the Company acquired five businesses. All of these acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on managements best estimate of fair values.

(a)   General Mills Bakeries and Food Service Oat Fiber Facility

      On April 16, 2004 SunOpta acquired the assets of General Mills Bakeries and Food Service oat fiber processing facility for $11,651,000 including acquisition costs.

      With the addition of this facility, the Company continues to increase its total annual oat fiber processing capacity. The Company's growth in oat fiber has been driven by the significant increase in consumer demand for healthier food offerings, resulting from the popularity of low-carb diets such as Atkins and South Beach, and the general trend to improve the nutritional content of foods.

      SunOpta's purchase of this facility is expected to generate efficiencies in the Company's oat fiber processing operations enabling the Company to streamline oat fiber production across the three facilities, lengthening run times and improving operating efficiencies.

(b)   Supreme Foods

      On May 1, 2004 SunOpta acquired the outstanding shares of Supreme Foods Limited (Supreme) for $8,282,000 including acquisition costs and the assumption of a note payable to shareholders of $590,000.

      Supreme is a leading distributor of certified organic, natural, kosher and specialty grocery products across Canada, with headquarters in Toronto, Ontario. Supreme has a number of exclusive sourcing agreements as well as products marketed under its own trade names.


--------------------------------------------------------------------------------
SUNOPTA INC.                           29                     June 30, 2004 10-Q

      Supreme's focus and strength in grocery products will become the base of SunOpta's growing natural organic and specialty foods distribution business. The combination of Supreme's business in eastern Canada with Wild West Organic Harvest in western Canada creates a national platform for SunOpta and will allow for considerable expansion of product lines.

(c)   Snapdragon

      On June 1, 2004 SunOpta acquired the inventory and business of Snapdragon Natural Foods Inc. (Snapdragon) for $878,000. Additional consideration may be payable equal to 5% of net sales greater than a predetermined target during the period September 1, 2004 to August 31, 2005.

      Snapdragon distributes organic groceries and frozen products to both mass market and natural food retailers throughout Canada from warehousing facilities located in Montreal, Quebec, Toronto, Ontario and Calgary, Alberta. The Snapdragon operation will further contribute to the Company's stated objective of building Canada's first national natural and organics food distributor.

(d)   Distribution A & L

      On April 1, 2004 SunOpta acquired the outstanding shares of Distribution A&L for $381,000 including acquisition costs. An additional $381,000 of contingent consideration may be payable if certain predetermined profit targets are achieved by the acquired business during the period April 1, 2004 to June 30, 2009 and will be recorded as goodwill when the amount and outcome of the consideration becomes determinable.

      Distribution A&L specializes in the distribution of specialty abrasive and related products. Distribution A&L focuses on smaller markets currently not serviced by the Opta Minerals via its network of selling professionals specializing in the industrial, automotive and pool filtration industries. The skills contained within this operation are key as the Opta Minerals group continues to strategically expand products and sales capabilities.

(e)   Distribue-Vie

      On March 1, 2004 SunOpta acquired the outstanding shares of Distribue-Vie Fruits & Legumes Biologiques Inc. (Distribue-Vie) for $911,000 including acquisition costs.

      Distribue-Vie specializes in the distribution of organic fresh foods with an emphasis on produce. Distribue-Vie is the dominant player in the distribution of organic produce in Quebec and operates from a warehousing facility located in Montreal, servicing the key Quebec market along with geographic reach to Eastern Ontario and the Maritime provinces. An additional $229,000 of contingent consideration may be payable if certain predetermined profit targets are achieved by the acquired business during the period April 1, 2004 to March 31, 2006 and will be recorded as goodwill when the amount and outcome of this contingency becomes determinable.

      The addition of Distribue-Vie to SunOpta's Canadian natural and organic distribution system is expected to bring significant benefits to the customer base in the form of broader product lines and greater support for consumer education of organics through marketing and retail merchandising initiatives.

Operations For the Three Months Ended June 30, 2004 Compared With the Three Months Ended June 30, 2003

Consolidated

Revenues in the three months ended June 30, 2004 increased by 53.8% to $80,946,000 versus $52,641,000 in the comparable three months of 2003. The Company's net earnings for the three months of 2004 were $6,024,000 or $0.11 per basic common share (diluted - $0.11) compared to $2,448,000 or $0.06 per basic common share (diluted - $0.05) for the three months ended June 30, 2003, representing a 146% increase. Net earnings for the quarter included a gain recognized on the judgment received in a lawsuit against a supplier for breach of contract as described in Note 17 (Other Income) of the consolidated financial statements. Net earnings for the three months ended June 30, 2004 excluding this gain would have been $0.08 per basic common share ($0.07 diluted).


--------------------------------------------------------------------------------
SUNOPTA INC.                           30                     June 30, 2004 10-Q

The increase in the Company's revenues is due to a $25,763,000 increase in revenue from the SunOpta Food Group, an increase of $2,328,000 from Opta Minerals, and an increase of $214,000 in revenue attributable to the StakeTech Steam Explosion Group. These increases are due to continued internal growth in certain product lines and the impact of acquisitions completed to date. Details are provided in the segmented analysis below.

Net earnings before interest expense, other income (expense), foreign exchange gains (losses) and income taxes increased to $5,850,000 compared to $3,301,000 for the same period in the prior year, a 77.2% increase. The increases are due to the acquisitions completed in the prior year and first half of this year, pricing on certain product lines, internal sales growth, synergies and cost reductions realized throughout the organization. Further details are included in segmented analysis detailed below.

Interest expense decreased to $152,000 in the three months ended June 30, 2004 from $493,000 in the three months ended June 30, 2004. The decrease in borrowing costs reflects the decrease in debt outstanding during the quarter compared to the three months ended June 30, 2003, lower borrowing costs as a result of improved financial ratios impacting the Company's premium over LIBOR and lower interest rates in general.

Interest and other income increased to $2,499,000 in the three months ended June 30, 2004 from $173,000 in the three months ended June 30, 2003, primarily due to the gain recognized on the favourable judgment received in a lawsuit against a supplier for breach of contract (see Note 17 - Other Income) offset by costs incurred for the St. Thomas plant closing and the sale of the Bedford facility.

Foreign exchange gain in the quarter increased to $389,000 compared to $254,000 in the same period in 2003. The increase is due to the realization of gains during the quarter based on significant movements of the value of the Canadian dollar.

The provision for income taxes in the three months ended June 30, 2004 reflects the Company's estimated effective tax rate in 2004 of 30%.

Readers should note that due to differences between Canadian and U.S. GAAP, the earnings for the three months ended June 30, 2004 was revised from $2,396,000 as previously reported under Canadian GAAP to $2,448,000 under U.S. GAAP. Note 15 to the consolidated financial statements itemizes differences between U.S. and Canadian GAAP.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with the current year presentation and segmented reporting.)

SunOpta Food Group

The SunOpta Food Group contributed $71,664,000 or 88.5% of total Company consolidated revenues in the three months ended June 30, 2004 versus $45,901,000 or 87.2% in the same period in 2003. The increase of $25,763,000 or 56.1% in SunOpta Food Group revenues was primarily due to increased sales of oat fiber, specialty food ingredients, distributed products and the acquisitions completed in 2003 and 2004, partially offset by a decline in sales of certain consumer products as discussed below.

Gross margins as a percentage of sales increased in the quarter from 16.7% to 19.0% reflecting the impact of improved product mix pricing, higher margins within the Distribution Group which has become a more significant segment and cost rationalization within the Food Group.

Net earnings before interest expense and income taxes in the SunOpta Food Group increased 144.5% to $8,000,000 in the three months ended June 30, 2004 compared to $3,272,000 in the three months ended June 30, 2003.

Grains & Soy Products Group

The Grains and Soy Products Group contributed $24,630,000 in revenues in the second quarter of 2004 versus $19,029,000 in the same quarter of 2003, a 29.4% increase. Revenues were favourably impacted in the quarter by the acquisition of Sigco Sun Products (Sigco) in late 2003, totalling $8,131,000, offset by revenue decreases of $2,530,000 mainly attributable to a decrease in shipments of grain products as a result of supply issues (net of higher commodity prices) and delayed shipments of non-GMO corn in the quarter.


--------------------------------------------------------------------------------
SUNOPTA INC.                           31                     June 30, 2004 10-Q

Gross margin in the Grains and Soy Products Group decreased by $37,000 in the quarter to $2,552,000 or 10.4% of revenues compared to $2,589,000 or 13.6%, in the same period in 2003. The decrease in gross profit margins is primarily attributable to mix, lower volumes of high margin specialty grains and margin pressures on organic feed and soy beans due to the increase in commodity prices and certain fixed sales contract relationships.

Selling, general and administrative expenses increased to $1,451,000 in the three months ended June 30, 2004 versus $1,281,000 in the three months ended June 30, 2003. The increase is due primarily to the Sigco acquisition completed in 2003. Other income in the three months ended June 30, 2004 was $38,000.

Net earnings before interest expense and income taxes in the Grains and Soy Products Group was $1,140,000 in the three months ended June 30, 2004 compared to $1,309,000 in the three months ended June 30, 2003, due to the factors noted above.

Ingredients Group

The Ingredients Group contributed $16,688,000 revenues in the three months of 2004 versus $12,553,000 in 2003 a 32.9% increase. The increase in revenue is attributable to increased sales of oat fiber, dairy blending and specialty food ingredients. Oat fibre increases of $2,622,000 resulted from the demand generated by low carb diets (such as Atkins, South Beach and Hampton diets) and fiber enriched foods and were supported by increased capacity due to expansion projects at our Cambridge facility and the procurement of an additional facility in the quarter (see significant developments). Increased revenues in dairy blending of $872,000 were due to increased pricing and volumes. Increases in specialty food ingredients were primarily attributable to increases in technical processing and custom blending.

Gross margin in the Ingredients Group increased by $1,001,000 in the three months ended June 30, 2004 to $3,810,000 or 22.8% of revenue compared to $2,809,000 or 22.4% of revenue, in the same period in 2003. The increase in gross margin reflects increased percentage of oat fiber revenues on a comparative basis, improved plant utilization and cost rationalization initiatives, partially offset by unfavourable technical processing margins due to downtime required to increase sweetener processing capacity and lower ingredient margins on blending and reduced technical processing revenues at our Alexandria ingredient facility.

Selling, general and administrative expenses decreased to $1,605,000 in the three months ended June 30, 2004 versus $1,714,000 in the three months ended June 30, 2003. The decrease is primarily due to staff reductions from the rationalization of the St. Thomas facility and reduced head-office facility costs.

Other income (expenses) in the three months ended June 30, 2004 increased to ($162,000) compared to ($28,000) in the same period in 2003. The increase is primarily related to costs incurred to close the St. Thomas Facility of ($216,000) and costs incurred to prepare the Bedford facility for sale, partially offset by gains recognized on the sale of the Bedford facility.

Net earnings before interest expense and income taxes in the Ingredients Group were $2,043,000 in the three months ended June 30, 2004 compared to $1,067,000 in the three months ended June 30, 2003, due primarily to the factors noted above.

Distribution Group

The Distribution Group contributed $19,403,000 revenues in the three months ended June 30, 2004 versus $5,346,000 in 2003, an increase of $14,057,000 or
262.9%. Revenues were favourably impacted by increased produce and grocery revenues of $723,000 in our existing divisions and an increase in revenues including internal growth of $13,334,000 resulting from the acquisitions completed in late 2003 and the first half of 2004 in the Canadian Distribution Group.

Gross margin in the Distribution Group increased by $4,392,000 in the three months ended June 30, 2004 to $5,386,000 or 27.8% of revenue compared to $994,000 or 18.6% of revenue, in the same period in 2003. The increase in gross profit is attributable to the acquired businesses and synergies recognized in both the acquisition and existing companies within the Distribution Group.

Warehousing and distribution costs increased to $1,442,000 in the three months ended June 30, 2004 versus $229,000 in the three months ended June 30, 2003. Selling, general and administrative expenses increased to


--------------------------------------------------------------------------------
SUNOPTA INC.                           32                     June 30, 2004 10-Q

$2,515,000 in the three months ended June 30, 2004 versus $576,000 in the three months ended June 30, 2003. The increases noted are due primarily to the acquisitions noted above.

Other expenses in the three months ended June 30, 2004 of $8,000 compared to other income of $18,000 in same period in 2003.

Net earnings before interest expense and income taxes in the Distribution Group were $1,421,000 in the three months ended June 30, 2004 compared to $207,000 in the three months ended June 30, 2003 due to the factors noted above.

Packaged Products Group

The Packaged Products Group contributed $10,943,000 revenues in the three months of 2004 versus $8,973,000 in 2003, an increase of $1,970,000 or 22.0%. Revenues were favourably impacted by increased aseptic sales of $945,000 and an increase of $1,379,000 resulting from the acquisitions completed in 2003 in the healthy convenience foods sector, partially offset by a net decline of $354,000 in consumer product.

Gross margin in the Packaged Products Group increased by $574,000 in the three months ended June 30, 2004 to $1,843,000 or 16.8% of revenues compared to $1,269,000 or 14.1% of revenues, in the same period in 2003. The increase in gross margin was attributable to the acquired businesses which have inherently higher margin rates, offset by a reduction in contribution due to the decline in sales of certain consumer products including the effects of fixed overhead absorption.

Selling, general and administrative expenses increased to $1,106,000 in the three months ended June 30, 2004 versus $547,000 in the three months ended June 30, 2003. The increases noted are due to the acquisitions noted above and other general cost increases.

Other income (expenses) in the three months ended June 30, 2004 is $2,658,000 compared to other income of ($13,000) in same period in 2003. The gain recognized is primarily related to the favourable judgment received in a lawsuit against a supplier for breach of contract (see Note 17 - Other Income).

Net earnings before interest expense and income taxes in the Packaged Products Group were $3,396,000 in the three months ended June 30, 2004 compared to $709,000 in the three months ended June 30, 2003 due to the factors noted above.

Opta Minerals Group

Opta Minerals contributed $8,992,000 or 11.1% of the total Company consolidated revenues in the three months of 2004, versus $6,664,000 or 12.7% in 2003. Revenues were favourably impacted by an increase in revenues of $610,000 due to the acquisition of Distribution A&L and an increase in demand for silica free abrasives due to increased activity in the United States.

Gross margins in Opta Minerals were $2,527,000 in the three months ended June 30, 2004 versus $1,368,000 in the three months ended June 30, 2003. As a percentage of revenues, gross margin increased to 28.1% in the three months of 2004 from 20.5% in the three months of 2003. The increase in margin is due primarily to product mix and an increasing percentage of sales from U.S. based businesses which have inherently higher margins.

Selling, general and administrative expenses increased to $844,000 in the three months ended June 30, 2004 versus $516,000 in the three months ended June 30, 2003. The increase is due to the acquisition of Distribution A&L and the fulfillment of previously vacant positions.

Other income decreased to $34,000 in the three months of 2004 versus $111,000 in the same three months of 2003. Other income recognized in 2003 related to gains on the disposal of non-core assets.

Net earnings before interest expense and income taxes were $1,717,000 in the three months ended June 30, 2004 versus $963,000 in the three months ended June 30, 2003.


--------------------------------------------------------------------------------
SUNOPTA INC.                           33                     June 30, 2004 10-Q

StakeTech Steam Explosion Group and Corporate

Revenues of $290,000 for the three months ended June 30, 2004, versus $76,000 in same period in 2003, were derived from engineering work undertaken during the quarter for the investigation of converting corn stover into bio-mass for the production of ethanol. Licence fees recognized in the second quarter of 2003 were $76,000. There have been no licence fee revenues recognized in 2004.

Gross margin in the StakeTech Steam Explosion Group was $137,000 in the three months ended June 30, 2004 versus $76,000 in the three months ended June 30, 2003. As a percentage of revenues, gross margin decreased to 47.3% in the three months of 2004 from 100% in the three months of 2003. Gross margin recognized in 2003 was attributed to license fees which have no associated service costs.

Selling, general and administrative expenses were $1,443,000 for the three months ended June 30, 2004 compared to $942,000 for the same period in 2003. The increase was a result of payroll expenses and increased costs associated with a growing public company including the addition of in-house legal counsel and internal audit functions. In addition, the Company incurred increased personnel and associated costs within the StakeTech Steam Explosion Group for work completed in the bio-fuel contracts and work related to the use of steam technology in food applications.

Other income was $327,000 in the three months ended June 30, 2004 versus $339,000 in the three months ended June 30, 2003. The gain in 2004 is mainly due foreign exchange gains recognized in the quarter.

Net loss before interest expense and income taxes was $979,000 in the three months ended June 30, 2004 versus $527,000 in the three months ended June 30, 2003 were attributed to the factors listed above.

Operations For the Six Months Ended June 30, 2004 Compared With the Six Months Ended June 30, 2003

Consolidated

Revenues in the first six months of 2004 increased by 52.5% to $143,448,000 versus $94,052,000 in the first six months of 2003. The Company's net earnings for the first six months of 2004 were $7,894,000 or $0.15 per basic common share (diluted - $0.15) compared to $3,575,000 or $0.08 per basic common share (diluted - $0.08) for the first six months of 2003, representing a 120.8% increase.

The increase in the Company's revenues is due to a $45,495,000 increase in revenue from the SunOpta Food Group, an increase of $3,768,000 from Opta Minerals and an $133,000 increase in revenue attributable to the StakeTech Steam Explosion Group. These increases are due to continued internal growth in certain product lines and the impact of acquisitions completed to date. Details are provided in the segmented analysis below.

Net earnings before interest expense, other income (expense), foreign exchange gains (losses) and income taxes increased to $8,986,000 compared to $5,024,000 for the same period in the prior year, a 78.9% increase. The increases are due to the acquisitions completed in the prior year, internal sales growth, synergies and cost reductions realized throughout the organization. Further details are included in segmented analysis detailed below.

Interest expense decreased to $360,000 in the six months ended June 30, 2004 from $984,000 in the six months ended June 30, 2003. The decrease in borrowing costs reflects the decrease in debt outstanding during the year compared to the prior period ended June 30, 2003 and lower borrowing costs as a result of improved premiums and lower LIBOR rates in general.

Interest and other income increased to $2,384,000 in the six months ended June 30, 2004 from $210,000 in the six months ended June 30, 2003, primarily due to the favourable judgment received in a lawsuit against a supplier for breach of contract (see Note 17 - Other Income).

Foreign exchange gains of $248,000 compared to $595,000 in the same period in 2003 are due to the realization of gains due to significant movements in the Canadian dollar during the first half of 2004. The prior year gain is due to significantly greater appreciation of the Canadian dollar in the first 6 months of 2003.

The provision for income taxes in the first three months of 2004 reflects the Company's estimated effective tax rate in 2004 of 30%.


--------------------------------------------------------------------------------
SUNOPTA INC.                           34                     June 30, 2004 10-Q

Readers should note that due to differences between Canadian and U.S. GAAP, the earnings for the six months ended June 30, 2004 was revised from $3,460,000 as previously reported under Canadian GAAP to $3,575,000 under U.S. GAAP. Note 15 to the consolidated financial statements itemizes differences between U.S. and Canadian GAAP.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with the current year presentation and segmented reporting.)

SunOpta Food Group

The SunOpta Food Group contributed $127,180,000 or 88.7% of total Company consolidated revenues in the first six months of 2004 versus $81,685,000 or 86.9% in the same period in 2003. The increase of $45,495,000 or 55.7% is attributable to the acquisitions completed and internal growth from our existing business. For detailed explanations see segments analysis below.

Gross margins as a percentage of sales increased for the first six months from 16.5% to 19.2% reflecting the impact of improved product mix and pricing, higher margins within the Distribution Group which has become a more significant segment and cost rationalization within the Food Group.

Net earnings before interest expense and income taxes in the SunOpta Food Group increased 125.3% to $11,221,000 in the six months ended June 30, 2004 compared to $4,980,000 in the six months ended June 30, 2003.

Grains & Soy Products Group

The Grains and Soy Products Group contributed $42,313,000 in revenues in the first six months of 2004 versus $31,883,000 in 2003, a 32.7% increase. Revenues were favourably impacted by the acquisition of Sigco Sun Products (Sigco) in late 2003, totalling $13,438,000 and increases in certain grain revenues of $784,000, partially offset by revenue decreases attributable to delays in shipments of Non-GMO corn and a reduction of soy product sales to certain customers.

Gross margin in the Grains and Soy Products Group increased by $412,000 in the six months ended June 30, 2004 to $4,795,000 or 11.3% of revenues compared to $4,383,000 or 13.7%, in the same period in 2003. The decrease in gross profit margins is related to product mix, margin pressures on fixed sales contracts of organic feed and lower volumes noted above. The decease was offset by the sunflower product lines acquired which have historically higher gross margins than other grain products.

Selling, general and administrative expenses increased to $3,229,000 in the six months ended June 30, 2004 versus $2,739,000 in the six months ended June 30, 2003. The increase is due primarily to the Sigco acquisition completed in 2003.

Other income in the six months ended June 30, 2004 of $96,000 is primarily related to a gain recognized on the disposition of assets.

Net earnings before interest expense and income taxes in the Grains and Soy Products Group was $1,662,000 in the six months ended June 30, 2004 compared to $1,646,000 in the six months ended June 30, 2003, due to the factors noted above.

Ingredients Group

The Ingredients Group contributed $31,973,000 revenues in the first six months of 2004 versus $23,804,000 in 2003, a 34.3% increase. The increase in revenues is attributable to increased sales of oat fiber, dairy blends, soluble fiber and technical processing. Oat fibre increases of $4,978,000 resulted from the demand generated by low carb diets and fiber enriched foods and were supported by increased capacity at our Cambridge facility and our newly acquired facility in Cedar Rapids, Iowa. An increase of $1,712,000 in dairy blends due to increased volumes and pricing compared to the prior year.


--------------------------------------------------------------------------------
SUNOPTA INC.                           35                     June 30, 2004 10-Q

Gross margin in the Ingredients Group increased by $2,693,000 in the six months ended June 30, 2004 to $7,482,000 or 23.4% of revenue compared to $4,789,000 or 20.1% of revenue, in the same period in 2003. The increase in gross margin reflects increased percentage of oat fiber revenues on a comparative basis, improved pricing, plant utilization and cost rationalization initiatives.

Selling, general and administrative expenses increased to $3,497,000 in the six months ended June 30, 2004 versus $3,278,000 in the six months ended June 30, 2003. The increase is primarily due to recruiting and new hires related to filling previously vacant positions.

Other income (expenses) in the first six months ended June 30, 2004 increased to ($156,000) compared to ($56,000) in the first half of 2003. The expenses in 2004 are related to the closure of the St. Thomas Facility and costs incurred to prepare the Bedford facility for sale, partially offset by proceeds recognized on the sale of the Bedford Facility. The loss recognized in 2003 was primarily attributable to foreign exchange.

Net earnings before interest expense and income taxes in the Ingredients Group were $3,829,000 in the six months ended June 30, 2004 compared to $1,455,000 in the six months ended June 30, 2003, due primarily to the factors noted above.

Distribution Group

The Distribution Group contributed $33,404,000 revenues in the six months of 2004 versus $9,269,000 in 2003, an increase of $24,135,000 or 260.4%. Revenues were favourably impacted by increased produce and grocery revenues of $2,015,000 and revenues of $22,120,000 resulting from the acquisitions completed in 2003 and 2004.

Gross margin increased by $7,668,000 in the six months ended June 30, 2004 to $9,486,000 compared to $1,818,000 in the same period in 2003. The increase in gross profit was attributable to acquisitions and the synergies recognized in our previously existing and acquired businesses.

Warehousing and distribution costs increased to $2,597,000 in the six months ended June 30, 2004 versus $407,000 in the six months ended June 30, 2003. Selling, general and administrative expenses increased to $4,280,000 in the six months ended June 30, 2004 versus $1,202,000 in the six months ended June 30, 2003. The increases noted are due primarily to the acquisitions noted above.

Other income (expenses) in the six months ended June 30, 2004 of ($30,000) compared to other income of $47,000 in same period in 2003. Other expenses recognized in the current year are due to foreign exchange.

Net earnings before interest expense and income taxes in the Distribution Group were $2,579,000 in the six months ended June 30, 2004 compared to $256,000 in the six months ended June 30, 2003, due to the factors noted above.

Packaged Products Group

The Packaged Products Group contributed $19,490,000 revenues in the first six months of 2004 versus $16,729,000 in 2003, an increase of $2,761,000 or 16.5%.
Revenues were favourably impacted by the acquisitions completed in 2003 in the healthy convenience foods sector of $3,111,000 and an increase in Canadian packaged revenues of $432,000, partially offset by a net decline of $687,000 in aseptic packaged and consumer products.

Gross margin in the Group increased by $175,000 in the first six months ended June 30, 2004 to $2,669,000 or 13.7% compared to $2,494,000 or 14.9%, in the same period in 2003. The decrease in gross margin percentage was attributable to a reduction in contribution due to a decline in sales of aseptic consumer products including the effects of fixed overhead absorption, partially offset by higher margins in the acquired businesses.

Selling, general and administrative expenses increased to $2,169,000 in the six months ended June 30, 2004 versus $861,000 in the six months ended June 30, 2003. The increases noted are due primarily to the acquisitions made in the healthy convenience food sector.

Other income (expenses) in the first six months ended June 30, 2004 of $2,651,000 compared to a loss of ($10,000) in same period in 2003. The gain recognized is primarily due to the favorable judgment received in a lawsuit against a supplier for breach of contract, (see note 17-Other Income).


--------------------------------------------------------------------------------
SUNOPTA INC.                           36                     June 30, 2004 10-Q

Net earnings before interest expense and income taxes in the Packaged Products Group were $3,151,000 in the six months ended June 30, 2004 compared to $1,623,000 in the six months ended June 30, 2003 due to the factors noted above.

Opta Minerals

Opta Minerals contributed $15,831,000 or 11.0% of the total Company consolidated revenues in the first six months of 2004, versus $12,063,000 or 12.8% in 2003. Revenues were favourably impacted by an increase in revenues of $610,000 due to the acquisition of Distribution A&L and an increase in demand for abrasives products.

Gross margins in Opta Minerals were $3,896,000 in the six months ended June 30, 2004 versus $2,435,000 in the six months ended June 30, 2003. As a percentage of revenues, gross margin increased to 24.6% in the first six months of 2004 from 20.2% in the first six months of 2003. The increase in margin is due primarily to increased demand for abrasive sales in the U.S. offset by increased material costs within the foundry business.

Selling, general and administrative expenses increased to $1,539,000 in the six months ended June 30, 2004 versus $1,075,000 in the six months ended June 30, 2003. The increase in costs is attributable to the acquisition noted above and the fulfillment of previously vacant positions.

Other income (expense) increased to ($133,000) in the first six months of 2004 versus a gain of $75,000 in the six months of 2003. The increase was due to costs incurred in the first quarter due to the rationalization of the Hamilton Facility.

Net earnings before interest expense and income taxes were $2,224,000 in the six months ended June 30, 2004 versus $1,435,000 in the six months ended June 30, 2003.

StakeTech Steam Explosion Group and Corporate

Revenues of $437,000 for the six months ended June 30, 2004, versus $304,000 in same period in 2003, were derived from pre-engineering work undertaken during the period. Licence fees recognized in the first half of 2003 were $304,000. There have been no license fees recognized in 2004.

Gross margin in the StakeTech Steam Explosion Group was $191,000 in the six months ended June 30, 2004 versus $304,000 in the six months ended June 30, 2003. As a percentage of revenues, gross margin decreased to 43.7% in the first six months of 2004 from 100% in the first six months of 2003. Gross margin recognized in 2003 was attributed to license fees which have no associated service costs.

Selling, general and administrative expenses were $2,231,000 for the six months of 2004 compared to $1,618,000 for the same period in 2003. The increase was a result of payroll expenses and increased costs associated with a growing public company including the addition of in-house legal counsel and internal audit functions. In addition, the Company incurred increased personnel and associated costs within the StakeTech Steam Explosion Group in anticipation of additional bio-fuel contracts and work related to the use of steam technology in food applications.

Other income was $213,000 in the first six months of 2004 versus $728,000 in the first six months of 2003. The gains are primarily related to foreign exchange due to significant fluctuations in the Canadian Dollar.

Net loss before interest expense and income taxes was $1,827,000 in the six months ended June 30, 2004 versus $586,000 in the six months ended June 30, 2003.

Liquidity and Capital Resources at June 30, 2004

Sources of Liquidity

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At June 30, 2004, the Company's had a net line of credit position of $1,906,000. As previously noted the Company has increased its term loan by $16,300,000 and its operating lines of credit subsequent to June 30, 2004. A revolving acquisition line was also added with maximum draws up to $10,000,000.


--------------------------------------------------------------------------------
SUNOPTA INC.                           37                     June 30, 2004 10-Q

The Company obtains its long term financing through its credit agreement with a syndicate of lenders. The Company may expand this credit agreement, and/or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes as required.

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

In order to finance significant acquisitions beyond those already completed in 2004, the Company would need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a target term debt to equity ratio of 0.60 to 1.00 versus the current position of 0.18 to 1.00.

The Company anticipates having no issues in obtaining additional long term financing in view of its current financial position and past experience in the capital markets.

Cash Flows from Operating Activities

Cash flows provided by operations for the first six months of 2004 before working capital changes was $12,829,000 (2003 - $6,059,000), an increase of $6,770,000 or 117%. The increase was due primarily to an increase in net earnings and an increase in the add-back of amortization and future income taxes.

Cash provided by operations after working capital changes was $892,000 for the six months ended June 30, 2004 (2003 -$1,532,000), reflecting the use of funds for non-cash working capital of ($11,937,000) (2003 - ($4,527,000)). This utilization consists principally of an increase in accounts receivable ($10,463,000), an increase in inventories ($1,517,000), an increase in prepaid expenses and other assets of ($3,209,000) and a decrease in customer deposits of ($1,778,000), partially offset by the recovery of income taxes of $1,686,000 and an increase in accounts payable and accrued liabilities of $3,344,000. The usage of cash flows to fund working capital in 2004 reflects the increase in working capital requirements required to fund the rapid growth in operations.

Cash Flows from Investing Activities

Cash used in investment activities of $25,500,000 in the first six months of 2004 (2003 -$2,491,000), reflects cash used to complete acquisitions, net of cash acquired, of ($22,103,000) (2003 - ($2,744,000)) and acquisitions of property, plant and equipment of ($9,248,000) (2003 - ($2,480,000)), offset by proceeds from the sale of property of $5,864,000 (2003 - $nil), a decrease in short term investments for proceeds of $nil (2003 - $2,038,000) and payments received on a note receivable of $nil (2003 - $716,000).

Cash Flows from Financing Activities

Cash provided (used) by financing activities was $4,047,000 in 2004 (2003 - ($3,514,000)), consisting primarily of net proceeds from the issuance of common shares of $1,954,000 (2003 - $1,930,000), primarily from warrants expiring in the year, increased borrowings on long-term debt facilities of $607,000 (2003 - $7,800,000) and an increase in bank indebtedness of $3,515,000 (2003 - $5,719,000), partially offset by repayment on long-term debt facilities of ($1,746,000) (2003 - ($18,335,000)), payment of deferred purchase consideration of ($65,000) (2003 - ($247,000)), financing costs of $nil (2003 - ($250,000))
and the purchase and redemption of preference shares of subsidiary companies of ($218,000) (2003 - ($131,000)).


--------------------------------------------------------------------------------
SUNOPTA INC.                           38                     June 30, 2004 10-Q

Item 3 -Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the company restricts its portfolio to a variety of securities, including government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at June 30, 2004 all of SunOpta's excess funds were held in cash and cash equivalents with a maturity of less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at June 30, 2004, the weighted average interest rate of the fixed rate term debt was 4.2% (2003 - 3.9%) and $2,998,000 (2003 - $2,796,000) of the Company's
outstanding term debt is at fixed interest rates. Variable rate term debt of $20,896,000 (2003 - $22,240,000) at an interest rate of 2.4% (2003 - 2.3%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company's ability to manage interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company's after tax earnings would (decrease) increase by approximately $150,000. Given the short duration of fixed rate debt, changes in interest rates would have a negligible affect on fixed rate debt valuations.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. During the first half of 2004, the Canadian dollar has depreciated slightly against the U.S. dollar with closing rates moving from CDN $1.2965 at December 31, 2003 to CDN $1.3338 at June 30, 2004 for each U.S. dollar. The net effect of this depreciation has been a $248,000 net exchange gain and a $1,303,000 decrease in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company's net assets by $4,529,000 (2003 - $2,164,000).

The functional currency of all operations located in Canada is the Canadian dollar. For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the Consolidated Statements of Earnings while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in Accumulated other comprehensive income account within Shareholders' Equity. The functional currency of the corporate head office is the U.S. dollar. Transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange gains (losses) on the Consolidated Statement of Earnings. U.S. based Food Group operations have no exposure to other currencies since almost all sales and purchases are made in U.S. dollars. It is the Company's intention to hold excess funds in the currency in which the funds are likely to be used, which will, from time to time, potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At June 30, 2004 the Company owned 334,905 (2003 - 482,600) bushels of corn with a weighted average price of $2.37 (2003 - $2.15) and 242,588 (2003 - 313,012) bushels of soy beans with a weighted average price of $11.63 (2003 - $7.07). The Company has at June 30, 2004 net long positions on corn and soy beans of 1,064 (2003 - 4,576) and 111,606 (2003 -167,294)


--------------------------------------------------------------------------------
SUNOPTA INC.                           39                     June 30, 2004 10-Q
bushels respectively. An increase/decrease in commodity prices of 10% would result in a gain (loss) of $nil (2003 - $984) in corn and $129,798 (2003 - $118,277) in soy beans, respectively. There are no futures contracts in the other Food Group segments, Opta Minerals, the StakeTech Steam Explosion Group or related to Corporate office activities.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the Company's quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


--------------------------------------------------------------------------------
SUNOPTA INC.                           40                     June 30, 2004 10-Q

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

      Sunrich Inc. a subsidiary of the Company commenced in 2002, a suit against a supplier for failure to adhere to the terms of a contract. The supplier counter-sued the Company for breach of contract. On June 29, 2004 a federal court jury, in the United States District Court for the District of Oregon, entered a net verdict in favour of Sunrich Inc. against the supplier on Sunrich's breach of contract, trade secrets, and punitive damage claims after a two week trial, in the amount of $2,498,000 plus legal fees. On July 1st, 2004 Sunrich filed a Proposed Form of Judgment with the Oregon court in the sum of $2,697,000, excluding legal fees, based upon Sunrich's calculation of prejudgment interest due on damages awarded by the federal jury. It is expected that the court will enter such a judgment in the month of August, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - Not applicable

Item 3. Defaults upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      The Company's Annual and Special Meeting of Shareholders was held in Toronto on May 13, 2004.

      The following persons were elected to serve as directors of the Company until the next Annual Meeting of shareholders or until their successors are elected: Stephen Bronfman (43,289,927 votes "FOR", 1,402,794 votes "WITHHELD"); Robert Fetherstonhaugh (44,165,977 votes "FOR", 526,744 votes "WITHHELD"); Katrina Houde (44,167,977 votes "FOR", 525,544 votes "WITHHELD"); Cyril Ing (44,167,977 votes "FOR", 524,744 votes "WITHHELD"); Jeremy Kendall (43,760,407 votes "FOR", 932,314 votes "WITHHELD"); Camillo Lisio (44,168,177 votes "FOR", 524,544 votes "WITHHELD"); James Rifenbergh (44,166,027 votes "FOR", 526,694 votes "WITHHELD"); Joseph Riz (44,168,727 votes "FOR", 523,994 votes "WITHHELD") and Allan Routh (44,167,077 votes "FOR", 525,644 votes "WITHHELD").

      In addition to the election of directors, the following matters were voted upon:

      1. The appointment of PricewaterhouseCoopers LLP as auditors for the Company for 2004. There were 43,796,319 shares voted "FOR" the appointment, 837,415 shares voted "AGAINST" the appointment and 58,987 shares "ABSTAINED".

      2. An amendment to the Company's Stock Option Plan to approving amendment of Company's Stock Option Plans. There were 35,291,229 shares voted "FOR" the amendment; 1,091,617 shares voted "AGAINST" the amendment; and 266,422 shares "ABSTAINED".

      3. An amendment to the Company's 2002 Stock Option Plan approving amendment to the Company's 2002 Stock Option Plan. There were 26,864,288 shares voted "FOR" the amendment; 9,426,933 shares voted "AGAINST" the amendment and 275,297 shares "ABSTAINED".

Item 5. Other Information

(a)   Not applicable

(b) The Company has implemented procedures to enable security holders to recommend nominees for election to the Company's Board of Directors. These procedures are outlined in detail on page 9 of the Company's current Information Circular, for its shareholder meeting held on May 13, 2004.


--------------------------------------------------------------------------------
SUNOPTA INC.                           41                     June 30, 2004 10-Q

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits -

      10 Third Amending Agreement to Amended and Restated Credit Agreement dated as of July 7, 2004 among SunOpta Inc. (the "Company"), certain affiliates of the Company, Bank of Montreal, as Agent and Harris Trust and Savings Bank as U.S. Security Agent and other Lenders within the lending group. **

      31.1 Certification by Jeremy Kendall, Chief Executive Officer pursuant to Rule 13(a) - 14(a) under the Exchange Act.

      31.2 Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a) - 14(a) under the Exchange Act.

      32 Certifications by Jeremy Kendall, Chairman and Chief Executive Officer and John Dietrich, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350.

      **    Filed herewith

(b)   Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                 SUNOPTA INC.


                                                 /s/ John Dietrich
Date August 6, 2004
                                                 SunOpta Inc.
                                                 by John Dietrich
                                                 Vice President
                                                 and Chief Financial Officer


--------------------------------------------------------------------------------
SUNOPTA INC.                           42                     June 30, 2004 10-Q