Form 10-Q
period 2004-09-30
SUNOPTA INC
filed 2004-11-05
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                           Commission File No. 0-9989

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

                                 Yes |x| No |_|

At October 27, 2004 registrant had 55,914,525 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $307,546,995. The Company's common shares are traded on the Nasdaq Smallcap Market tier of the Nasdaq Stock Market under the symbol STKL and The Toronto Stock Exchange under the symbol SOY.

There are 46 pages in the September 30, 2004 10-Q and the index follows the cover page.


--------------------------------------------------------------------------------
SUNOPTA INC.                           1                 September 30, 2004 10-Q

SUNOPTA INC.

                                    FORM 10-Q
                               September 30, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as at September 30, 2004 and December 31, 2003.

         Condensed Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2004 and the year ended December 31, 2003.

         Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2004 and 2003.

         Condensed Consolidated Statements of Cash Flow for the three and nine months ended September 30, 2004 and 2003.

         Condensed Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Item 4.  Disclosure Controls and Procedures

PART II - OTHER INFORMATION

      All financial information is expressed in United States Dollars The closing rate of exchange on October 27, 2004 was CDN $1 = U.S. $0.8155


--------------------------------------------------------------------------------
SUNOPTA INC.                           2                 September 30, 2004 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

                   Condensed Consolidated Financial Statements

                                  SunOpta Inc.

             For the Three and Nine Months Ended September 30, 2004

                                   (Unaudited)


--------------------------------------------------------------------------------
SUNOPTA INC.                           3                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Consolidated Balance Sheets
As at September 30, 2004 and December 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

                                                    September 30,   December 31,
                                                             2004           2003
                                                                $              $
--------------------------------------------------------------------------------

Assets

Current assets
Cash and cash equivalents                                  13,423         21,990
Accounts receivable - trade (note 6)                       37,421         26,241
Inventories (note 7)                                       40,676         34,778
Prepaid expenses and other current assets (note 8)          6,588          2,524
Income taxes recoverable                                       --          1,686
Deferred income taxes                                         667          1,172
                                                    ----------------------------
                                                           98,775         88,391

Assets held for sale                                          584          6,007
Property, plant and equipment                              58,683         44,761
Goodwill and intangibles, net                              43,890         25,084
Deferred income taxes                                       5,940          9,023
Other assets                                                  528            490
                                                    ----------------------------
                                                          208,400        173,756
                                                    ============================
Liabilities

Current liabilities
Accounts payable and accrued liabilities                   28,198         24,670
Customer and other deposits                                    --          1,778
Current portion of long-term debt (note 9)                  4,776          3,840
Current portion of long-term payables (note 10)               755            740
                                                    ----------------------------
                                                           33,729         31,028

Long-term debt  (note 9)                                   31,962         21,196
Long-term payables (note 10)                                1,282          1,591
                                                    ----------------------------
                                                           66,973         53,815
                                                    ----------------------------
Minority Interest (note 4(b))                               1,311             --
                                                    ----------------------------
Shareholders' Equity

Capital stock (note 11)                                   104,484         96,636
Contributed surplus                                         3,384          3,384
Retained earnings                                          26,442         15,779
Accumulated other comprehensive income                      5,806          4,142
                                                    ----------------------------
                                                          140,116        119,941
                                                    ----------------------------
                                                          208,400        173,756
                                                    ============================

Commitments and contingencies (note 14)

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
SUNOPTA INC.                           4                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Shareholders' Equity
As at September 30, 2004 and December 31, 2003
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

                                                                            Accumulated
                                     Capital   Contributed      Retained          Other
                                       Stock       Surplus      Earnings  Comprehensive         Total
                                                                                 Income
                                           $             $             $              $             $

Balance at December 31, 2003          96,636         3,384        15,779          4,142       119,941
Options exercised                        472            --            --             --           472
Employee Stock Purchase Plan             281            --            --             --           281
Warrants exercised                     7,095            --            --             --         7,095
Net earnings for the period               --            --        10,663             --        10,663
Currency translation adjustment           --            --            --          1,664         1,664
                                   ------------------------------------------------------------------
Balance at September 30, 2004        104,484         3,384        26,442          5,806       140,116
                                   ==================================================================


--------------------------------------------------------------------------------
SUNOPTA INC.                           5                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Earnings
For the three months ended September 30, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars, except per share amounts)
--------------------------------------------------------------------------------

                                                  September 30,   September 30,
                                                           2004            2003
                                                              $               $
-------------------------------------------------------------------------------

Revenues                                                 80,142          50,384

Cost of goods sold                                       64,673          41,404
                                                  -----------------------------
Gross profit                                             15,469           8,980

Warehousing and distribution expenses                     1,547             221
Selling, general and administrative expenses              9,350           5,567
                                                  -----------------------------
                                                         10,897           5,788
                                                  -----------------------------
Earnings before the following                             4,572           3,192

Interest expense                                           (675)           (680)
Interest and other income (expense)                        (169)            255
Foreign exchange                                            227            (171)
                                                  -----------------------------
                                                           (617)           (596)
                                                  -----------------------------
Earnings before income taxes                              3,955           2,596

Provision for income taxes                                1,188             401
                                                  -----------------------------
Net earnings for the period                               2,767           2,195
                                                  =============================
Net earnings per share for the period (note 12)
   - Basic                                                 0.05            0.05
                                                  =============================
   - Diluted                                               0.05            0.04
                                                  =============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
SUNOPTA INC.                           6                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Earnings
For the nine months ended September 30, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars, except per share amounts)
--------------------------------------------------------------------------------

                                                  September 30,   September 30,
                                                           2004            2003
                                                              $               $
-------------------------------------------------------------------------------

Revenues                                                223,588         144,436

Cost of goods sold                                      179,621         119,233
                                                  -----------------------------
Gross profit                                             43,967          25,203

Warehousing and distribution expenses                     4,144             628
Selling, general and administrative expenses             26,254          16,360
                                                  -----------------------------
                                                         30,398          16,988
                                                  -----------------------------
Earnings before the following                            13,569           8,215

Interest expense                                         (1,035)         (1,664)
Interest and other income (note 8)                        2,238             465
Foreign exchange                                            442             425
                                                  -----------------------------
                                                          1,645            (774)
                                                  -----------------------------
Earnings before income taxes                             15,214           7,441

Provision for income taxes                                4,551           1,671
                                                  -----------------------------
Net earnings for the period                              10,663           5,770
                                                  =============================
Net earnings per share for the period (note 12)
   - Basic                                                 0.20            0.13
                                                  =============================
   - Diluted                                               0.20            0.12
                                                  =============================

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
SUNOPTA INC.                           7                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the three months ended September 30, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

                                                                       September 30,   September 30,
                                                                                2004            2003
                                                                                   $               $
----------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                                                    2,767           2,195
Items not affecting cash
       Amortization                                                            1,658           1,233
       Future income taxes                                                       421            (867)
       Other                                                                    (223)            299
Changes in non-cash working capital (note 13)                                  2,453          (3,935)
                                                                       -----------------------------
                                                                               7,076          (1,075)
                                                                       -----------------------------
Investing activities
Acquisition of companies, net of cash acquired                                (5,345)           (150)
Acquisition of property, plant and equipment                                  (5,585)         (1,298)
Proceeds from note receivable                                                  1,250             358
Other                                                                            (94)            220
                                                                       -----------------------------
                                                                              (9,774)           (870)
                                                                       -----------------------------
Financing activities
Increase (decrease) in bank indebtedness                                      (3,515)        (10,004)
Borrowings under term debt facilities                                         16,400              --
Repayment of term debt                                                        (3,564)         (5,674)
Repayment of deferred purchase consideration                                      --            (243)
Proceeds from the issuance of common shares, net of issuance costs             5,895          54,098
Financing costs                                                                 (198)            (93)
Purchase and redemption of Preference Shares of subsidiary companies              --              (8)
                                                                       -----------------------------
                                                                              15,018          38,076

Foreign exchange gain (loss) on cash held in a foreign currency                 (505)            112
                                                                       -----------------------------
Increase in cash and cash equivalents during the period                       11,815          36,243

Cash and cash equivalents - Beginning of the period                            1,608           2,649
                                                                       -----------------------------
Cash and cash equivalents - End of the period                                 13,423          38,892
                                                                       =============================

See note 13 for supplemental cash flow information

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
SUNOPTA INC.                           8                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the nine months ended September 30, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

                                                                        September 30,   September 30,
                                                                                 2004            2003
                                                                                    $               $
-----------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
Net earnings for the period                                                    10,663           5,770
Items not affecting cash
       Amortization                                                             5,100           3,499
       Future income taxes                                                      1,886            (543)
       Other                                                                     (183)            193
Changes in non-cash working capital (note 13)                                  (9,501)         (8,462)
                                                                        -----------------------------
                                                                                7,965             457
                                                                        -----------------------------
Investing activities
Decrease in short term investments                                                 --           2,038
Acquisition of companies, net of cash acquired                                (27,448)         (2,894)
Acquisition of property, plant and equipment                                  (14,833)         (3,778)
Proceeds from sale of property                                                  5,864              --
Proceeds from note receivable                                                   1,250           1,074
Other                                                                            (107)            199
                                                                        -----------------------------
                                                                              (35,274)         (3,361)
                                                                        -----------------------------
Financing activities
Increase in bank indebtedness                                                      --          (4,285)
Borrowings under term debt facilities                                          17,007           7,800
Repayment of term debt and tender facilities                                   (5,310)        (24,009)
Repayment of deferred purchase consideration                                      (65)           (490)
Proceeds from the issuance of common shares, net of issuance costs              7,848          56,028
Financing costs                                                                  (198)           (343)
Purchase and redemption of Preference Shares of subsidiary companies             (216)           (139)
                                                                        -----------------------------
                                                                               19,066          34,562

Foreign exchange gain (loss) on cash held in a foreign currency                  (324)            222
                                                                        -----------------------------
Increased (decease) in cash and cash equivalents during the period             (8,567)         31,880

Cash and cash equivalents - Beginning of the period                            21,990           7,012
                                                                        -----------------------------
Cash and cash equivalents - End of the period                                  13,423          38,892
                                                                        =============================

See note 13 for supplemental cash flow information

          (See accompanying notes to consolidated financial statements)


--------------------------------------------------------------------------------
SUNOPTA INC.                           9                 September 30, 2004 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

1.    Basis of presentation

      The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation.

      The interim condensed consolidated financial statements of SunOpta Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, see the Company's consolidated financial statements, and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2003.

      As of January 1, 2004, SunOpta Inc. changed the basis of financial statement preparation from generally accepted accounting principles in Canada (Canadian GAAP) to those generally accepted in the United States (U.S. GAAP). This change was made as a majority of the Company's operations and shareholders are located in the U.S. As a result of this change, all comparative financial statement balances and related notes have been amended to reflect the change to U.S. GAAP. Accounting principles in the U.S. conform in all material respects to those in Canada, except as indicated in Note 16.

2.    Description of business and significant accounting policies

      The Company was incorporated under the laws of Canada on November 13, 1973. The Company conducts business in three main areas, the SunOpta Food Group (Food Group) processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on soy, oat fiber and other natural and organic food products. Opta Minerals processes, distributes and recycles industrial minerals. The StakeTech Steam Explosion Group markets proprietary steam explosion technology systems for the pulp, bio-fuel and food processing industries. The Company's assets, operations and employees at September 30, 2004 are located in the United States and Canada.

      The Company's significant accounting policies are outlined below. These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Differences arising from the application of accounting principles generally accepted in Canada are described in Note 16.

      Cash and cash equivalents

      Cash and cash equivalents consist of unrestricted cash and short-term deposits with an original maturity of less than 90 days.


--------------------------------------------------------------------------------
SUNOPTA INC.                          10                 September 30, 2004 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

2.    Description of business and significant accounting policies continued

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

      Goodwill and intangibles

      The Company assesses the carrying value of goodwill and indefinite life intangibles for possible impairment on an annual basis. The Company's finite life intangible assets consist of customer lists, trademarks and distribution agreements and are amortized on a straight line basis over their estimated useful lives, ranging from 4 to 15 years.

      Other assets

      i)    Deferred financing costs

            Costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the financing agreement.

      ii)   Investments

            The Company has a 32% (2003 - 32%) investment in Easton Minerals Limited ("Easton"). This investment is considered impaired and the carrying value at September 30, 2004 is $nil (2003 - $nil). The investment was accounted for using the equity method of accounting. The Company does not have any guaranteed obligations with respect to Easton or any commitment to provide further financial support, and therefore it is not anticipated that further losses will be recorded on this investment.

            All subsidiaries, except Organic Ingredients, Inc. which is owned 50.1%, are 100% owned at September 30, 2004. Investments in these subsidiaries represent control and are recorded using the consolidation method, whereby revenues and expenses are consolidated with the results of the Company. The minority interest balance on the Balance Sheet represents the non-controlling shareholder's interest in Organic Ingredients, Inc. This balance includes the non-controlling equity component as at the date of acquisition and income attributable since that date.


--------------------------------------------------------------------------------
SUNOPTA INC.                          11                 September 30, 2004 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

2.    Description of business and significant accounting policies continued

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

      Customer and other deposits

      Customer and other deposits principally include prepayments by the Food Group's customers for merchandise inventory to be purchased during the spring planting season and an amount of $nil at September 30, 2004 (December 31, 2003 - $1,260) related to a deposit received on an option agreement related to a property held for sale.


--------------------------------------------------------------------------------
SUNOPTA INC.                          12                 September 30, 2004 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

2.    Description of business and significant accounting policies continued

      Income taxes

      The Company follows the asset and liability method of accounting for income taxes whereby deferred income tax assets are recognized for deductible temporary differences and operating loss carry-forwards, and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes.

      Deferred income tax assets are recognized only to the extent that management determines that it is more likely than not that the deferred income tax assets will be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax expense or benefit is the income tax payable or refundable for the period plus or minus the change in deferred income tax assets and liabilities during the period.

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


--------------------------------------------------------------------------------
SUNOPTA INC.                          13                 September 30, 2004 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

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

                                                                        Three months                 Nine months
                                                                               ended                       ended
                                                            ----------------------------------------------------
                                                             Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                                  2004          2003          2004          2003

      Number of options granted                                215,000       152,400       427,500       731,850
                                                            ====================================================
                                                                     $             $             $             $
      Total fair value                                             654           715         1,494         2,049
                                                            ====================================================
      Net earnings for the period as reported                    2,767         2,195        10,663         5,770
      Stock compensation expense:
          Options vested in current period from current
      period grants                                                 75           179           117           306
          Options vested in current period from prior
      period grants                                                148            60           443           181
                                                            ----------------------------------------------------
                                                                   223           239           560           487
                                                            ----------------------------------------------------
      Pro-forma net earnings for the period                      2,544         1,956        10,103         5,283
                                                            ====================================================
      Pro-forma net earnings per common share
         - Basic                                                  0.05          0.04          0.19          0.12
                                                            ====================================================
         - Diluted                                                0.05          0.04          0.19          0.11
                                                            ====================================================

      The fair value of the options granted during the prior year were estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2003 - 0%), an expected volatility of 47% (September 30, 2003 - 60%), a risk-free interest rate of 2.5% (September 30, 2003 - 3%), and an expected life of four to six years. These options vest at various dates ranging from the date of the grants to August 6, 2008 and expire four to six years subsequent to the grant date.


--------------------------------------------------------------------------------
SUNOPTA INC.                          14                 September 30, 2004 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2004 and 2003
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

4.    Business acquisitions

      In the first nine months of 2004, the Company acquired seven businesses. All of these acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition, less minority interest on acquisition when the Company owns less than 100% of the acquired company. The purchase price has been allocated to the assets acquired and the liabilities assumed based on managements best estimate of fair values.

      The preliminary purchase price allocation of the net assets acquired and consideration given is as follows:

                                                           Kofman-         Organic           Other
                                                        Barenholtz     Ingredients    Acquisitions
                                                               (a)             (b)             (c)           Total
                                                                 $               $               $               $
                                                      ------------------------------------------------------------
      Net assets acquired:
      Non-cash working capital                               1,866             886           4,406           7,158
      Property, plant and equipment                             53              71           3,559           3,683
      Goodwill                                                 914             692          12,143          13,749
      Intangible assets - finite life                          595             400           3,858           4,853
      Other assets                                              --           1,577              --           1,577
      Deferred income tax liability                           (214)            (64)         (1,353)         (1,631)
      Debt and other liabilities                                --              --            (510)           (510)
      Minority Interest                                         --          (1,304)             --          (1,304)
                                                      ------------------------------------------------------------
                                                             3,214           2,258          22,103          27,575
                                                      ============================================================
      Consideration given:
      Cash paid on closing - net of cash acquired            3,214           2,228          21,163          26,605
      Note payable                                              --              --             590             590
      Acquisition costs                                         --              30             350             380
                                                      ------------------------------------------------------------
                                                             3,214           2,258          22,103          27,575
                                                      ============================================================

(a)   Kofman-Barenholtz

      On September 2, 2004, SunOpta acquired 100% of the outstanding shares of Kofman-Barenholtz Foods Limited (Kofman-Barenholtz) for cash consideration of $3,214 (Cdn $4,200). An additional Cdn $900 of consideration is payable upon Kofman-Barenholtz's ability to maintain certain product line distribution requirements under the agreement. Upon satisfaction of those terms, any amount paid will become additional goodwill.

      Kofman-Barenholtz is an established market leader in the distribution of kosher and specialty grocery products across Canada, with over 50 years of experience. Kofman-Barenholtz, headquartered in Toronto, maintains a number of exclusive sourcing arrangements with kosher foods suppliers from around the world, including Israel and the United States. Kofman-Barenholtz's focus and strength in the kosher and specialty grocery products market further strengthens SunOpta's Canadian natural, organic, kosher and specialty foods distribution network. This transaction positions SunOpta as the dominant kosher foods distributor. Kofman-Barenholtz has been grouped under the Distribution Group within the SunOpta Food Group segment.


--------------------------------------------------------------------------------
SUNOPTA INC.                          15                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

4.    Business acquisitions continued

(b)   Organic Ingredients

      On September 10, 2004, SunOpta acquired 50.1% of the outstanding shares of Organic Ingredients, Inc. (Organic Ingredients), headquartered in Aptos, California for consideration of $2,258 including acquisition costs. As part of the transaction, SunOpta has also obtained an option to acquire the remaining 49.9% minority position exercisable between March 31, 2005 and July 1, 2005.

      Organic Ingredients is a leading trader and provider of a wide range of certified organic industrial ingredients including processed fruit and vegetable based ingredients, sweeteners, vinegars and others. The company sources and contract manufactures through exclusive arrangements with suppliers located around the world, including North America, South America, Europe and Asia. These exclusive supply arrangements enable the company to maintain a strategic advantage in the organic food ingredient market, in terms of cost and availability of supply. Organic Ingredients has been grouped under the Ingredients Group within the SunOpta Food Group segment.

      The company's strategic cost and supply advantage is expected to generate significant synergies with SunOpta's existing vertically integrated organic food operations as SunOpta continues to expand its organic ingredients and finished product offerings.

(c)   Acquisitions completed during the six months ended June 30, 2004

      Snapdragon

      On June 1, 2004, SunOpta acquired the inventory and business of Snapdragon Natural Foods Inc. (Snapdragon) for $878. Additional consideration may be payable equal to 5% of net sales greater than a predetermined target during the period September 1, 2004 to August 31, 2005.

      Snapdragon distributes organic groceries and frozen products to both mass market and natural food retailers throughout Canada from warehousing facilities located in Montreal, Quebec, Toronto, Ontario and Calgary, Alberta. The Snapdragon operation will further contribute to the Company's stated objective of building Canada's first national natural and organics food distribution network.

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

      Supreme's focus and strength in grocery products will become the base of SunOpta's growing natural, organic and specialty foods distribution business. The combination of Supreme's business in eastern Canada with Wild West Organic Harvest in western Canada creates a national grocery platform for SunOpta and allows for considerable expansion of product lines.


--------------------------------------------------------------------------------
SUNOPTA INC.                          16                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

4.    Business acquisitions continued

      General Mills Oat Fiber Facility

      On April 16, 2004, SunOpta acquired the assets of General Mills Bakeries and Food Service oat fiber processing facility for $11,651 including acquisition costs. The assets included land, building, equipment and inventory.

      With the addition of this facility, the Company continued to increase its total annual oat fiber processing capacity. The Company's growth in oat fiber has been driven by the significant increase in consumer demand for healthier food offerings, and the general trend to improve the nutritional content of foods via the addition of fiber.

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

      The addition of Distribue-Vie to SunOpta's Canadian natural and organic distribution system is expected to bring significant benefits to the customer base in the form of broader product lines and greater support for consumer education of organic foods through marketing and retail merchandising initiatives.


--------------------------------------------------------------------------------
SUNOPTA INC.                          17                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

5.    Comprehensive Income

      The following are components of comprehensive income, net of tax, for the following periods:

                                                                 Three months ended         Nine months ended
                                                           --------------------------------------------------
                                                             Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                                  2004         2003         2004         2003
                                                                     $            $            $            $
      Net earnings                                               2,767        2,195       10,663        5,770

      Change in foreign currency translation adjustment          2,068           40        1,664        2,102
                                                           --------------------------------------------------
      Comprehensive income                                       4,835        2,235       12,327        7,872
                                                           ==================================================

6.    Accounts Receivable

                                                  September 30,    December 31,
                                                           2004            2003
                                                              $               $

      Trade receivables                                  38,701          27,417
      Allowance for doubtful accounts                    (1,280)         (1,176)
                                                 ------------------------------
                                                         37,421          26,241
                                                 ==============================

7.    Inventories

                                                  September 30,    December 31,
                                                           2004            2003
                                                              $               $

      Raw materials                                      15,751          11,599
      Finished goods                                     23,172          21,363
      Grain                                               1,753           1,816
                                                 ------------------------------
                                                         40,676          34,778
                                                 ==============================

      Grain inventories consist of the following:

                                                  September 30,    December 31,
                                                           2004            2003
                                                              $               $

      Company owned grain                                 1,823           1,491
      Unrealized gain (loss) on
            Sales and purchase contracts                   (677)            153
            Futures contracts                               607             172
                                                 ------------------------------
                                                          1,753           1,816
                                                 ==============================


--------------------------------------------------------------------------------
SUNOPTA INC.                          18                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

8.    Prepaid Expenses and Other Current Assets

      Included within prepaid expenses and other current assets is a receivable of $3,343 representing a judgment awarded and recovery of legal fees and interest relating to a suit the Company filed against a supplier for failure to adhere to the terms of a contract. The judgment was awarded on June 29, 2004 by a federal court jury in the United States District Court for the District of Oregon in favour of Sunrich Inc. (Sunrich) a subsidiary of the Company. The supplier counter-sued the Company for breach of contract however, as part of this judgment these counter-claims were dismissed. The supplier has since filed post trial motions. The Company and its legal counsel believe these motions and counter-claims are without merit and the Company believes the collectibility of this receivable is reasonably assured. Included within other income and expense for the nine months ended September 30, 2004 is a recorded pre-tax gain of $2,646. The gain has been recorded within the Packaged Products Group.

9.    Long-term debt and banking facilities

                                                  September 30,    December 31,
                                                           2004            2003
                                                              $               $
      Long-Term Debt
           Term loan (a)(i)                              34,200          19,800
           Other long-term debt (b)                       2,538           5,236
                                                -------------------------------
                                                         36,738          25,036
           Less: current portion                         (4,776)         (3,840)
                                                -------------------------------
                                                         31,962          21,196
                                                ===============================

      (a) On July 7, 2004, the Company amended and restated its credit agreement with its banking syndicate as follows:

            i)    Term loan facility

                  The term loan facility was increased to $35,000 ($34,200 as at September 30, 2004) from a June 30, 2004 balance of $18,700 (2003 - $19,800). Principal is payable quarterly based on a seven year amortization. The term loan matures June 30, 2008 and is renewable at the option of the lender and the Company.

                  Interest on the term loan is payable at the borrower's option at U.S. dollar base rate or U.S. LIBOR plus a margin based on certain financial ratios of the Company (2.7% as at September 30, 2004 and 2.2% as at December 31, 2003).

            ii)   $11,890 (CDN $15,000), (CDN $7,500 at September 30, 2004) line of credit facility

                  Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers' acceptances, plus a margin based on certain financial ratios. As at September 30, 2004, $nil (2003 - $nil) of this facility has been utilized and $829 has been committed through letters of credit as itemized in note 13(d).

            iii)  $17,500 ($9,000 at September 30, 2004) line of credit facility

                  Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including U.S. bank prime, or LIBOR, plus a margin based on certain financial ratios. As at September 30, 2004, $nil (2003 - $nil) of this facility has been utilized.


--------------------------------------------------------------------------------
SUNOPTA INC.                          19                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and  nine months ended September 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

9.    Long-term debt and banking facilities continued

            iv)   $10,000 revolving acquisition facility

                  As part of the amendment, the Company obtained an acquisition facility to finance future acquisitions and capital expenditures. This facility is subject to certain draw restrictions. Principal is payable quarterly equal to the greater of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw. All remaining outstanding principal under this facility is due on June 30, 2008.

                  Interest on borrowing under this facility is consistent with the term loan described in i) above. This facility was not utilized as at September 30, 2004.

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
                                                                               $          $

            Note payable of Cdn $1,088 (September 30, 2004 - Cdn
            $956) issued to the former shareholders of Kettle Valley
            Dried Fruit Ltd. as part of the acquisition in 2003,
            interest at 5%, interest and principle payable in ten
            semi-annual instalments, uncollateralized.                       758        816

            Note payable of Cdn $809 (September 30, 2004 - Cdn $824)
            issued to the former shareholders of Supreme Foods Inc.,
            discounted at 5%, principal payable in three equal
            annual instalments, uncollateralized.                            653         --

            Term loan assumed on the acquisition of Sigco Sun
            Products in 2003. Interest payable monthly at LIBOR +
            1.95% (September 30, 2004 - 3.04%). This balance was
            paid in full during the quarter.                                  --      2,440

            Term loan issued to Oracle Credit Corp. on the purchase
            of a software license agreement. Interest at 2.0%
            payable in eight quarterly instalments.                          695      1,107

            Other term debt with a weighted average interest rate of
            4.0%, due in varying instalments through July 2009.              316        802

            Capital lease obligations due in monthly payments
            through 2006, with a weighted average interest rate of
            6.8%.                                                            116         71
                                                                        -------------------
                                                                           2,538      5,236
                                                                        -------------------


--------------------------------------------------------------------------------
SUNOPTA INC.                          20                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2004
Unaudited
(expressed in thousands of U.S. dollars, except per share amounts)
--------------------------------------------------------------------------------

10.   Long-term payables

                                                                       September 30,   December 31,
                                                                                2004           2003
                                                                                   $              $
      Product rebate payable                                                   1,375          1,402
      Deferred purchase consideration                                             --             65
      Preference shares of subsidiary companies                                  108            144
      Payable to former shareholders of acquired companies                       443            623
      Other                                                                      111             97
                                                                      -----------------------------
                                                                               2,037          2,331
      Less: Current Portion                                                     (755)          (740)
                                                                      -----------------------------
                                                                               1,282          1,591
                                                                      =============================

11.   Capital stock

                                                                       September 30,   December 31,
                                                                                2004           2003
                                                                                   $              $
      Issued and fully paid -
          55,913,025 common shares (December 31, 2003 - 52,705,096)          104,213         94,338
          285,000 warrants (December 31, 2003 - 3,241,350)                       271          2,298
                                                                      -----------------------------
                                                                             104,484         96,636
                                                                      =============================

      (a) In the first nine months of 2004, employees and directors exercised 205,637 (September 30, 2003 - 1,008,215) common share options and an equal number of common shares were issued for net proceeds of $472 (September 30, 2003 - $1,882).

      (b) In the first nine months of 2004, 2,956,350 (September 30, 2003 - 1,134,425) warrants were exercised and an equal number of common shares were issued for net proceeds of $7,095 (September 30, 2003 - $1,963).

      (c) In the first nine months of 2004, 45,942 (September 30, 2003 - $nil) common shares were issued for net proceeds of $281 as part of the Company's employee stock purchase plan.

      (d) In the first nine months of 2004, 427,500 options were granted to employees at a price of $6.93 and $7.69.

      (e) As at September 30, 2004, there were options vested to employees and directors to acquire 904,560 common shares at exercise prices of $1.06 to $9.90. In addition, at September 30, 2004, options to acquire an additional 1,300,880 common shares at $1.06 to $9.90 have been granted to employees and directors but have not yet vested.


--------------------------------------------------------------------------------
SUNOPTA INC.                          21                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

12.   Earnings per share

      The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

                                                                           Three months ended                 Nine Months ended
                                                                ---------------------------------------------------------------
                                                                   Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                                                        2004             2003             2004             2003
                                                                           $                $                $                $

       Net earnings for the period                                     2,767            2,195           10,663            5,770
                                                                ===============================================================
       Weighted average number of shares outstanding              53,544,930       46,394,941       53,285,668       43,903,794

       Dilutive Warrants                                             163,382        2,342,159          182,291        1,904,963
       Dilutive Options                                              750,437        1,184,910          906,674          947,313
                                                                ---------------------------------------------------------------
       Diluted weighted average number of shares outstanding      54,458,749       49,922,010       54,374,633       46,756,070
                                                                ===============================================================
       Earnings per share:
       - Basic                                                          0.05             0.05             0.20             0.13
                                                                ===============================================================
       - Diluted                                                        0.05             0.04             0.20             0.12
                                                                ===============================================================

13.   Supplemental cash flow information

                                                                           Three months ended                 Nine months ended
                                                                ---------------------------------------------------------------
                                                                   Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                                                        2004             2003             2004             2003
                                                                           $                $                $                $

       Changes in non-cash working capital:
             Accounts receivable - trade                               3,676           (2,621)          (6,788)          (5,526)
             Inventories                                               3,178               71            1,660             (408)
             Income tax recoverable                                       --               --            1,686               --
             Prepaid expenses and other current assets                  (484)             105           (3,693)            (893)
             Accounts payable and accrued liabilities                 (3,917)          (1,980)            (589)          (1,822)
             Customer and other deposits                                  --              490           (1,777)             187
                                                                ---------------------------------------------------------------
                                                                       2,453           (3,935)          (9,501)          (8,462)
                                                                ===============================================================
      Cash paid for:
             Interest                                                    572              611              915            1,329
                                                                ===============================================================
             Income taxes                                                860            1,041            1,918            2,099
                                                                ===============================================================


--------------------------------------------------------------------------------
SUNOPTA INC.                          22                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2004
Unaudited
(expressed in thousands of U.S. dollars, except per share amounts)
--------------------------------------------------------------------------------

14.   Commitments and contingencies

      (a) The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of business. While management currently believes that resolving all of these matters, individually or in aggregate, will not have a material adverse impact on the Company's financial position or the results of operations, litigation and claims are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position and the results of operations for the period in which the effect becomes reasonably estimable.

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

      (c) In the normal course of business, the SunOpta Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

      (d)   Letters of credit:

            i) An irrevocable letter of credit for $593 has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

            ii) An irrevocable letter of credit for $205 has been placed with the Commonwealth of Virginia Department of Environmental Qualities as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

            iii) Additional letters of credit totalling $31 have been placed with third parties as security on transactions occurring in the ordinary course of operations.


--------------------------------------------------------------------------------
SUNOPTA INC.                          23                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

      (e)   Real property lease commitments:

            The Company has entered into various leasing arrangements which have fixed monthly rents that are adjusted annually each year for inflation.

            Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

            2004                                                             576
            2005                                                           2,850
            2006                                                           2,583
            2007                                                           2,052
            2008                                                           2,031
            Thereafter                                                     1,756
                                                                     -----------

                                                                         $11,848
                                                                     ===========

15.   Segmented information

      Industry segments

      The Company operates in three industry segments: (a) the SunOpta Food Group, processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on soy, oat fiber, natural and organic food products. During 2003 the Company expanded its reporting structure and has further defined its segments into Grains and Soy Products Group, Ingredients Group, Distribution Group and Packaged Products Group (which combined form the SunOpta Food Group). The addition of these segments reflects how management views and manages the business and is aligned with the Company's vertically integrated model; (b) Opta Minerals, processes, distributes, and recycles industrial minerals; and (c) the StakeTech Steam Explosion Group, markets proprietary steam explosion technology systems for the pulp, biofuel and food processing industries. The Company's assets, operations and employees are located in Canada and the United States.

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

                                                                                                    Three months ended
                                                                                                    September 30, 2004
                                                         -------------------------------------------------------------
                                                                                            StakeTech
                                                                                      Steam Explosion
                                                                                           Technology
                                                              SunOpta   Opta Minerals       Group and
                                                           Food Group           Group       Corporate     Consolidated
                                                                    $               $               $                $
      External revenues by market
      U.S                                                      45,357           3,213             495           49,065
      Canada                                                   21,078           5,111              --           26,189
      Other                                                     4,882               6              --            4,888
                                                         -------------------------------------------------------------
      Total revenues to external customers                     71,317           8,330             495           80,142
                                                         =============================================================
      Segment earnings (loss) before interest expense
          and  income taxes                                     3,865             909            (144)           4,630
                                                         -------------------------------------------------------------
      Interest expense                                             --              --             675              675
                                                         -------------------------------------------------------------
      Provision for income taxes                                   --              --           1,188            1,188
                                                         -------------------------------------------------------------
      Segment net earnings (loss)                               3,865             909          (2,007)           2,767
                                                         -------------------------------------------------------------


--------------------------------------------------------------------------------
SUNOPTA INC.                          24                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

15.   Segmented information continued

      The SunOpta Food Group has the following segmented reporting:

                                                                                                                Three months ended
                                                                                                                September 30, 2004
                                                     -----------------------------------------------------------------------------
                                                        Grains and                                        Packaged
                                                      Soy Products     Ingredients    Distribution        Products         SunOpta
                                                             Group           Group           Group           Group      Food Group
                                                                 $               $               $               $               $
      External revenues by market
      U.S                                                   19,937          16,188              --           9,232          45,357
      Canada                                                   287             481          19,374             936          21,078
      Other                                                  2,983           1,679              --             220           4,882
                                                     -----------------------------------------------------------------------------
      Total revenues from external customers                23,207          18,348          19,374          10,388          71,317
                                                     -----------------------------------------------------------------------------
      Segment earnings before interest expense and
            income taxes                                       369           2,482             590             424           3,865
                                                     -----------------------------------------------------------------------------

                                                                                                      Nine months ended
                                                                                                     September 30, 2004
                                                          -------------------------------------------------------------
                                                                                             StakeTech
                                                                                       Steam Explosion
                                                                                            Technology
                                                               SunOpta   Opta Minerals       Group and
                                                            Food Group           Group       Corporate     Consolidated
                                                                     $               $               $                $
      External revenues by market
      U.S                                                      125,417          10,918             933          137,268
      Canada                                                    57,766          13,085              --           70,851
      Other                                                     15,311             158              --           15,469
                                                          -------------------------------------------------------------
      Total revenues to external customers                     198,494          24,161             933          223,588
                                                          -------------------------------------------------------------
      Segment  earnings (loss) before interest expense
          and income taxes                                      15,056           3,162          (1,969)          16,249
                                                          -------------------------------------------------------------
      Interest expense                                              --              --           1,035            1,035
                                                          -------------------------------------------------------------
      Provision for income taxes                                    --              --           4,551            4,551
                                                          -------------------------------------------------------------
      Segment net earnings (loss)                               15,056           3,162          (7,555)          10,663
                                                          -------------------------------------------------------------

      The SunOpta Food Group has the following segmented reporting:

                                                                                                                 Nine months ended
                                                                                                                September 30, 2004
                                                     -----------------------------------------------------------------------------
                                                        Grains and                                        Packaged         SunOpta
                                                      Soy Products     Ingredients    Distribution        Products            Food
                                                             Group           Group           Group           Group           Group
                                                                 $               $               $               $               $
      External revenues by market
      U.S                                                   54,420          44,231              --          26,766         125,417
      Canada                                                   787           1,417          52,776           2,786          57,766
      Other                                                 10,313           4,673              --             325          15,311
                                                     -----------------------------------------------------------------------------
      Total revenues from external customers                65,520          50,321          52,776          29,877         198,494
                                                     -----------------------------------------------------------------------------
      Segment earnings before interest expense and
            income taxes                                     2,033           6,311           3,138           3,574          15,056
                                                     -----------------------------------------------------------------------------


--------------------------------------------------------------------------------
SUNOPTA INC.                          25                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

15.    Segmented information continued

                                                                                                     Three months ended
                                                                                                     September 30, 2003
                                                          -------------------------------------------------------------
                                                                                             StakeTech
                                                                                       Steam Explosion
                                                                                            Technology
                                                               SunOpta   Opta Minerals       Group and
                                                            Food Group           Group       Corporate     Consolidated
                                                                     $               $               $                $
      External revenues by market
      U.S                                                       36,885           3,798              82           40,765
      Canada                                                     5,507           2,609              --            8,116
      Other                                                      1,434              69              --            1,503
                                                          -------------------------------------------------------------
      Total revenues to external customers                      43,826           6,476              82           50,384
                                                          -------------------------------------------------------------
      Segment  earnings (loss) before interest expense
          and income taxes                                       3,257             834            (815)           3,276
                                                          -------------------------------------------------------------
      Interest expense                                              --              --             680              680
                                                          -------------------------------------------------------------
      Provision for income taxes                                    --              --             401              401
                                                          -------------------------------------------------------------
      Segment net earnings (loss)                                3,257             834          (1,896)           2,195
                                                          -------------------------------------------------------------

       The SunOpta Food Group has the following segmented reporting:

                                                                                                                Three months ended
                                                                                                                September 30, 2003
                                                     -----------------------------------------------------------------------------
                                                        Grains and                                        Packaged
                                                      Soy Products     Ingredients    Distribution        Products         SunOpta
                                                             Group           Group           Group           Group      Food Group
                                                                 $               $               $               $               $
      External revenues by market
      U.S                                                   15,576          11,410              --           9,899          36,885
      Canada                                                   126             289           4,599             493           5,507
      Other                                                    203           1,231              --              --           1,434
                                                     -----------------------------------------------------------------------------
      Total revenues from external customers                15,905          12,930           4,599          10,392          43,826
                                                     -----------------------------------------------------------------------------
      Segment earnings before interest expense and
            income taxes                                       794           1,646              52             765           3,257
                                                     -----------------------------------------------------------------------------

                                                                                                        Nine months ended
                                                                                                       September 30, 2003
                                                          ----------------------------------------------------------------
                                                                                               StakeTech
                                                                                         Steam Explosion
                                                                                              Technology
                                                               SunOpta    Opta Minerals        Group and
                                                            Food Group            Group        Corporate      Consolidated
                                                                     $                $                $                 $
      External revenues by market
      U.S                                                      104,567            8,335              383           113,285
      Canada                                                    16,538           10,060               --            26,598
      Other                                                      4,406              144                3             4,553
                                                          ----------------------------------------------------------------
      Total revenues to external customers                     125,511           18,539              386           144,436
                                                          ----------------------------------------------------------------
      Segment earnings (loss) before interest expense
          and income taxes                                       8,237            2,269           (1,401)            9,105
                                                          ----------------------------------------------------------------
      Interest expense                                              --               --            1,664             1,664
                                                          ----------------------------------------------------------------
      Provision for income taxes                                    --               --            1,671             1,671
                                                          ----------------------------------------------------------------
      Segment net earnings (loss)                                8,237            2,269           (4,736)            5,770
                                                          ----------------------------------------------------------------


--------------------------------------------------------------------------------
SUNOPTA INC.                          26                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

15.    Segmented information continued

       The SunOpta Food Group has the following segmented reporting:

                                                                                                                 Nine months ended
                                                                                                                September 30, 2003
                                                     -----------------------------------------------------------------------------
                                                        Grains and                                        Packaged
                                                      Soy Products     Ingredients    Distribution        Products         SunOpta
                                                             Group           Group           Group           Group      Food Group
                                                                 $               $               $               $               $
      External revenues by market
      U.S                                                   46,737          32,258              --          25,572         104,567
      Canada                                                   254             867          13,868           1,549          16,538
      Other                                                    797           3,609              --              --           4,406
                                                     -----------------------------------------------------------------------------
      Total revenues from external customers                47,788          36,734          13,868          27,121         125,511
                                                     -----------------------------------------------------------------------------
      Segment earnings before interest expense and
            income taxes                                     2,440           3,101             308           2,388           8,237
                                                     -----------------------------------------------------------------------------

Customer concentration

      The Company had one customer in the Food Group whose purchases were greater than 10% of the Company's revenue for the period ending September 30, 2003. No customer was greater than 10% for the period ending September 30, 2004.

16.   Canadian generally accepted accounting principle differences

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.
      GAAP) which conform in all material respects applicable to the Company with those in Canada (Canadian GAAP) during the periods presented, except with respect to the following items:

                                                                                 Three months ended            Nine months ended
                                                                                 ------------------            -----------------
                                                                             Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                                                  2004          2003          2004          2003
                                                                                     $             $             $             $

      Net earnings for the period - as reported                                  2,767         2,195        10,663         5,770
      Pre-operating costs expenses (i)                                              --           (98)           --          (258)
      Stock option compensation expense (ii)                                      (194)           --          (500)           --
      Convertible debenture                                                         --           (54)           --           (54)
      Tax effect of above items                                                     --            58            --           103
                                                                            ----------------------------------------------------
      Net earnings for the period - Canadian GAAP                                2,573         2,101        10,163         5,561
                                                                            ====================================================
      Net earnings per share - Canadian GAAP - Basic                              0.05          0.05          0.19          0.13
                                                                            ====================================================
      Net earnings per share - Canadian GAAP - Diluted                            0.05          0.04          0.18          0.12
                                                                            ====================================================
      Shareholders' equity - as reported                                       140,116        57,701
      Cumulative pre-operating costs, net of amortization, net of tax               --            98
                                                                            ------------------------
      Shareholders' equity - Canadian GAAP                                     140,116        57,799
                                                                            ========================
      Retained earnings as reported                                             26,442        10,415
      Cumulative pre-operating costs, net of amortization, net of tax (i)           --            98
      Stock option compensation expense, net of tax (ii)                          (744)          417
                                                                            ------------------------
      Retained earnings - Canadian GAAP                                         25,698        10,930
                                                                            ========================


--------------------------------------------------------------------------------
SUNOPTA INC.                          27                 September 30, 2004 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2004
Unaudited
(expressed in thousands of U.S. dollars)
--------------------------------------------------------------------------------

16.   Canadian generally accepted accounting principles differences, continued

(i) Under Canadian GAAP, certain costs expensed in prior years under U.S. GAAP would have been deferred and amortized. Net costs incurred in the pre-operating stage of a start-up business can be deferred until the business reaches commercial operation or the passage of a certain period of time as predetermined by management. The Company has not deferred any costs under Canadian GAAP in 2004.

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

      Amortization of $nil in the nine months ended September 30, 2004 (September 30, 2003 - $258) relating to these pre-operating costs would have been expensed under Canadian GAAP.

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

      In conjunction with the standard, under Canadian GAAP, the Company would have recorded $500 in stock compensation expense for the nine months ended September 30, 2004 (2003 - $nil) and a charge to retained earnings of $661 for prior year expenses.

      Partially offsetting the balance above, are stock option expenses recognized under US GAAP, not recognized under Canadian GAAP, related to a delay between when options were granted to employees and when they were approved by shareholders. An amount of $417 was recorded as an expense prior to 2003, is a permanent difference between Canadian and US GAAP.

17.   Proforma data (unaudited)

      Condensed proforma income statement, as if the acquisitions of Kofman-Barenholtz, Organic Ingredients, Supreme, Distribution A & L, Snap Dragon, Distribue-Vie, Kettle Valley, Pro Organics, Sigco Sun Products and Sonne Labs Inc. had occurred at the beginning of 2003, is as follows:

                                  Three months ended           Nine Months ended
                           -----------------------------------------------------
                             Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                  2004          2003          2004          2003
                                     $             $             $             $
      Revenues                  83,733        75,323       250,285       219,161
      Net earnings               2,827         2,521        11,450         6,778
      Earnings per share
      - Basic                     0.05          0.06          0.22          0.15
                           -----------------------------------------------------
      -Diluted                    0.05          0.05          0.21          0.15
                           -----------------------------------------------------


--------------------------------------------------------------------------------
SUNOPTA INC.                          28                 September 30, 2004 10-Q

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Change to U.S. GAAP

As of January 1, 2004, SunOpta changed the basis of financial statement preparation from generally accepted accounting principles in Canada to those generally accepted in the United States. This change was made as a majority of the Company's operations and shareholders are located in the U.S. As a result of this change comparative financial statement balances and related notes have been amended to reflect the change to U.S. GAAP. Note 16 to the condensed consolidated financial statements reconciles differences between U.S. and Canadian GAAP.

Initial Public Offering of Common Shares in Canada by a wholly-owned subsidiary of SunOpta, Opta Minerals Inc.

On October 21, 2004, the Company announced that Opta Minerals Inc., a wholly-owned subsidiary of SunOpta, filed a preliminary prospectus with the securities regulatory authorities in each of the provinces of Canada, in connection with an initial public offering of its common shares. Prior to completion of the proposed initial public offering, SunOpta intends to complete an internal reorganization of its corporate and capital structure pursuant to which all of its interest in the assets and subsidiaries comprising the Opta Minerals Group, a reporting segment of the Company, will be transferred to Opta Minerals Inc.

Amended and Restated Financing Agreement

On July 7, 2004, the Company amended and restated its credit agreement. The amended and restated agreement increased the term loan by $16,300,000 to $35,000,000, increased the Canadian line of credit facility from CDN $7,500,000 to CDN $15,000,000 and increased the U.S. line of credit facility from $9,000,000 to $17,500,000. In addition the agreement added a revolving acquisition facility with maximum borrowings up to $10,000,000, which can be used to finance future acquisitions and significant internal growth opportunities. The term loan has quarterly payments with a seven year amortization. Draws from the revolving acquisition line will pay down the principal on a quarterly basis equal to the greater of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw. Both the term loan and borrowings under the revolving acquisition facility have a maturity of June 30, 2008. The Canadian and U.S. line of credit facilities and unused portion of the revolving acquisition facility are subject to annual extensions.

Acquisitions during 2004

In the first nine months of 2004, the Company acquired seven businesses. All of these acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition, less minority interest on acquisitions when the Company owns less than 100%. The purchase price has been allocated to the assets acquired and the liabilities assumed based on management's best estimate of fair values.

(a)   Organic Ingredients

      On September 10, 2004, SunOpta acquired 50.1% of the outstanding shares of Organic Ingredients, Inc. ("Organic Ingredients"), headquartered in Aptos, California, for cash consideration of $2,258,000 inclusive of acquisition costs. As part of this transaction, SunOpta has also obtained an option to acquire the remaining 49.9% minority position in 2005.

      Organic Ingredients is a leading trader and provider of a wide range of certified organic industrial ingredients including processed fruit and vegetable based ingredients, sweeteners, vinegars and others. The company sources and contract manufactures through exclusive arrangements with suppliers located around the world, including North America, South America, Europe and Asia. These exclusive supply arrangements enable the company to maintain a strategic advantage in the organic food ingredient market, in terms of cost and availability of supply.


--------------------------------------------------------------------------------
SUNOPTA INC.                          29                 September 30, 2004 10-Q

(b)   Kofman-Barenholtz

      On September 2, 2004, SunOpta acquired 100% of the outstanding shares of Kofman-Barenholtz Foods Limited (Kofman-Barenholtz) for cash consideration of $3,214,000 (Cdn $4,200,000). An additional Cdn $900,000 of consideration is contingent upon the Company's ability to satisfy certain product line distribution maintenance requirements under the agreement. Upon satisfaction of those terms, any amount paid will be allocated to goodwill.

      Kofman-Barenholtz is an established market leader in the distribution of kosher and specialty grocery products across Canada, with over 50 years of experience. Kofman-Barenholtz, headquartered in Toronto, maintains a number of exclusive sourcing arrangements with kosher foods suppliers from around the world, including Israel and the United States. Kofman-Barenholtz's focus and strength in the kosher and specialty grocery products market further strengthens SunOpta's Canadian natural, organic, kosher and specialty foods distribution network. This transaction positions SunOpta as the dominant kosher foods distributor in Canada.

(c)   Snapdragon

      On June 1, 2004 SunOpta acquired the inventory and business of Snapdragon Natural Foods Inc. (Snapdragon) for $878,000. Additional consideration may be payable equal to 5% of net sales greater than a predetermined target during the period September 1, 2004 to August 31, 2005.

      Snapdragon distributes organic groceries and frozen products to both mass market and natural food retailers throughout Canada from warehousing facilities located in Montreal, Quebec, Toronto, Ontario and Calgary, Alberta. The Snapdragon operation will further contribute to the Company's stated objective of building Canada's first national natural and organics food distribution network.

(d)   Supreme Foods

      On May 1, 2004, SunOpta acquired the outstanding shares of Supreme Foods Limited ("Supreme") for $8,282,000 including acquisition costs and the assumption of a note payable to shareholders of $590,000.

      Supreme is a leading distributor of certified organic, natural, kosher and specialty grocery products across Canada, with headquarters in Toronto, Ontario. Supreme has a number of exclusive sourcing agreements as well as products marketed under its own trade names.

      Supreme's focus and strength in grocery products will become the base of SunOpta's growing natural organic and specialty foods distribution business. The combination of Supreme's business in eastern Canada with Wild West Organic Harvest in western Canada creates a national grocery platform for SunOpta and allows for considerable expansion of product lines.

(e)   General Mills Bakeries and Food Service Oat Fiber Facility

      On April 16, 2004 SunOpta acquired the assets of General Mills Bakeries and Food Service oat fiber processing facility for $11,651,000 including acquisition costs.

      With the addition of this facility, the Company continued to increase its total annual oat fiber processing capacity. The Company's growth in oat fiber has been driven by the significant increase in consumer demand for healthier food offerings, and the general trend to improve the nutritional content of foods via the addition of fiber.

      SunOpta's purchase of this facility is expected to generate efficiencies in the Company's oat fiber processing operations enabling the Company to streamline oat fiber production across the three facilities, lengthening run times and improving operating efficiencies.


--------------------------------------------------------------------------------
SUNOPTA INC.                          30                 September 30, 2004 10-Q

(f)   Distribution A & L

      On April 1, 2004 SunOpta acquired the outstanding shares of Distribution A&L for $381,000 including acquisition costs. An additional $381,000 of contingent consideration may be payable if certain predetermined profit targets are achieved by the acquired business during the period between April 1, 2004 to June 30, 2009, and will be recorded as goodwill when the amount and outcome of the consideration becomes determinable.

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

(g)   Distribue-Vie

      On March 1, 2004 SunOpta acquired the outstanding shares of Distribue-Vie Fruits & Legumes Biologiques Inc. ("Distribue-Vie") for $911,000 including acquisition costs.

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

      The addition of Distribue-Vie to SunOpta's Canadian natural and organic distribution network is expected to bring significant benefits to the customer base in the form of broader product lines and greater support for consumer education of organics through marketing and retail merchandising initiatives.

Operations For the Three Months Ended September 30, 2004 Compared With the Three Months Ended September 30, 2003

Consolidated

Revenues in the three months ended September 30, 2004 increased by 59.1% to $80,142,000 versus $50,384,000 in the comparable three months of 2003. The Company's net earnings for the three months of 2004 were $2,767,000 or $0.05 per basic common share (diluted - $0.05) compared to $2,195,000 or $0.05 per basic common share (diluted - $0.04) for the three months ended September 30, 2003, representing a 26.1% increase.

The increase of $29,750,000 in the Company's revenues is due to a $27,491,000 increase in revenue from the SunOpta Food Group, an increase of $1,854,000 from Opta Minerals, and an increase of $413,000 in revenue attributable to the StakeTech Steam Explosion Group. These increases are due to continued internal growth in certain product lines and the impact of acquisitions completed throughout 2003 and in 2004 to date. Details are provided in the segmented analysis below.

Earnings before interest expense, interest and other income (expense), foreign exchange gains (losses) and income taxes increased to $4,572,000 compared to $3,192,000 for the same period in the prior year, a 43.2% increase. The increase is due to the acquisitions completed in the prior year and the first nine months of this year, pricing on certain product lines, internal sales growth, synergies and cost reductions realized throughout the organization, offset by expenses related to, addressing the requirements of the Sarbanes-Oxley Act, totalling approximately $300,000. In addition, the Company incurred certain integration costs related to its Toronto and Montreal-based distribution operations during the third quarter which had a negative impact of approximately $600,000. Further details are included in segmented analysis detailed below.

Interest expense decreased slightly to $675,000 in the three months ended September 30, 2004 from $680,000 in the three months ended September 30, 2003. Borrowing costs reflect the increase in debt outstanding compared to the three months ended September 30, 2003 and banking fees incurred on the amended facility. Three months ended September 30, 2003 included costs on extinguishing the convertible debenture of $183,000.

Interest and other income (expense) was ($169,000) in the three months ended September 30, 2004 versus income of $255,000 in the three months ended September 30, 2003. The 2004 expense is primarily due to costs incurred in the


--------------------------------------------------------------------------------
SUNOPTA INC.                          31                 September 30, 2004 10-Q
pending 'Initial Public Offering' of common shares of Opta Minerals announced October 27, 2004. The 2003 other income is primarily due to a gain recognized on a discharged liability and gains realized on the sale of excess assets.

Foreign exchange gain in the quarter increased to $227,000 compared to a foreign exchange loss of $171,000 in the same period in 2003. The gain is due to the favourable movement in the value of the Canadian dollar on the Company's Canadian dollar denominated balances.

The provision for income taxes in the three months ended September 30, 2004 reflects the Company's estimated effective tax rate in 2004 of 30.0%. In 2003 the tax rate of 15.4% reflects the recognition of certain tax loss carry-forwards in the quarter.

Readers should note that due to differences between Canadian and U.S. GAAP, the earnings for the three months ended September 30, 2003 was revised from $2,100,000 as previously reported under Canadian GAAP to $2,195,000 under U.S. GAAP. Note 16 to the consolidated financial statements itemizes differences between U.S. and Canadian GAAP.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with the current year presentation and segmented reporting.)

SunOpta Food Group

The SunOpta Food Group contributed $71,317,000 or 89.0% of total Company consolidated revenues in the three months ended September 30, 2004 versus $43,826,000 or 87.0% in the same period in 2003. The increase of $27,491,000 or 62.7% in SunOpta Food Group revenues was primarily due the acquisitions completed in 2003 and 2004 and internal growth, partially offset by a decline in revenues due to a short supply of soybean and non-GMO corn as discussed below.

Gross margins as a percentage of sales increased in the quarter from 16.9% to 19.0% reflecting the impact of improved product mix, pricing, higher margins within the Distribution Group which has become a more significant segment and cost rationalization within the Food Group, offset by lower margins within the Grain & Soy Products Group due to reduced yields and the short grains crop in 2003.

Earnings before interest expense and income taxes in the SunOpta Food Group increased 18.7% to $3,865,000 in the three months ended September 30, 2004 compared to $3,257,000 in the three months ended September 30, 2003.

Grains & Soy Products Group

The Grains and Soy Products Group contributed $23,207,000 in revenues in the third quarter of 2004 versus $15,905,000 in the same quarter of 2003, a 45.9% increase. Revenues were favourably impacted in the quarter by the acquisition of Sigco Sun Products (Sigco) in late 2003, totalling $7,817,000, and increased waxy corn sales. These increases were offset by revenue decreases of $2,340,000 mainly attributable to reduced yields and the short soybean and non-GMO corn crops in 2003 which resulted in lost revenue. Expectations are for an improved soy and corn crop in 2004 which should see revenues, and margins returning to 2003 levels in 2005.

Gross margin in the Grains and Soy Products Group decreased by $28,000 in the quarter to $1,988,000 or 8.6% of revenues compared to $2,016,000 or 12.7%, in the same period in 2003. The decrease in gross profit margins is primarily attributable to mix, lower volumes of high margin specialty grains and margin pressures on soy beans due to requirements to source soy beans at higher prices to meet sales commitments.

Selling, general and administrative expenses increased to $1,647,000 in the three months ended September 30, 2004 versus $1,222,000 in the three months ended September 30, 2003. The increase is due primarily to the Sigco acquisition completed in 2003. Other income in the three months ended September 30, 2004 was $28,000.

Earnings before interest expense and income taxes in the Grains and Soy Products Group was $369,000 in the three months ended September 30, 2004 compared to $794,000 in the three months ended September 30, 2003, due to the factors noted above.

Ingredients Group

The Ingredients Group contributed revenues of $18,348,000 in the three months of 2004 versus $12,930,000 in 2003, a 41.9% increase. The Organic Ingredients acquisition completed in the third quarter of 2004 increased revenue by $995,000. Oat fiber increases of $2,921,000 resulted from the demand generated by low carb diets (such as Atkins, South


--------------------------------------------------------------------------------
SUNOPTA INC.                          32                 September 30, 2004 10-Q

Beach and Hampton diets) and fiber enriched foods and were supported by increased capacity with expansion projects at our Cambridge facility and the procurement of an additional facility in the second quarter of 2004 (see significant developments). Increased revenues in dairy blending of $591,000 were due to increased pricing and volumes. The remainder of the revenue increase relates to increases in specialty food ingredients attributable to increased technical processing and custom blending.

Gross margin in the Ingredients Group increased by $1,425,000 in the three months ended September 30, 2004 to $4,563,000 or 24.9% of revenue, compared to $3,138,000 or 24.3% of revenue in the same period in 2003. The increase in gross margin reflects increased percentage of oat fiber revenues on a comparative basis, improved plant utilization and cost rationalization initiatives.

Selling, general and administrative expenses increased to $2,035,000 in the three months ended September 30, 2004 versus $1,605,000 in the three months ended September 30, 2003. The increase is primarily due to an increased reserve for bad debts related to certain customers, recruiting costs, increased marketing expenditures and the acquisition of Organic Ingredients.

Other income (expenses) net of foreign exchange in the three months ended September 30, 2004 increased to ($46,000) compared to $113,000 in the same period in 2003. Last year's other income is primarily due to the discharge of a long-term liability.

Earnings before interest expense and income taxes in the Ingredients Group were $2,482,000 in the three months ended September 30, 2004 compared to $1,646,000 in the three months ended September 30, 2003, due primarily to the factors noted above.

Packaged Products Group

The Packaged Products Group contributed revenues of $10,388,000 in the three months of 2004 versus $10,392,000 in 2003, a slight decrease of $4,000. Revenues were unfavourably impacted by decreased aseptic & consumer product sales of $1,447,000 but offset by an increase of $1,443,000 resulting from the acquisitions and internal growth within Kettle Valley and Dakota Gourmet which were acquired in 2003. The decline in the aseptic and consumer product sales is due to timing of sales to a significant customer. The agreement with Vitasoy USA, announced on July 6, 2004, had a minimal impact on third quarter revenues, however is expected to contribute fully in the fourth quarter.

Gross margin in the Packaged Products Group increased by $138,000 in the three months ended September 30, 2004 to $1,546,000 or 14.9% of revenues compared to $1,408,000 or 13.5% of revenues in the same period in 2003. The increase in gross margin was attributable to the acquired businesses which have inherently higher margin rates, offset by a reduction in contribution due to the decline in sales of aseptic and consumer products.

Selling, general and administrative expenses increased to $1,097,000 in the three months ended September 30, 2004 versus $585,000 in the three months ended September 30, 2003. The increases are due to the acquisitions noted above.

Other income (expenses) including foreign exchange for the three months ended September 30, 2004 is ($25,000) compared to ($58,000) in same period in 2003.

Earnings before interest expense and income taxes in the Packaged Products Group were $424,000 in the three months ended September 30, 2004 compared to $765,000 in the three months ended September 30, 2003, due to the factors noted above.

Distribution Group

The Distribution Group contributed revenues of $19,374,000 in the three months ended September 30, 2004 versus $4,599,000 in 2003, an increase of $14,775,000 or 321.3%. Revenues were favourably impacted by increased grocery revenues of $1,024,000 in our existing divisions and an increase in revenues of $13,751,000 resulting from the acquisitions completed in late 2003 and the first nine months of 2004, offset by certain business attrition due to integration issues within central Canada.

Gross margin in the Distribution Group increased by $4,645,000 in the three months ended September 30, 2004 to $5,487,000 or 28.3% of revenue compared to $842,000 or 18.3% of revenue, in the same period in 2003. The increase in gross profit is attributable to the acquired businesses and synergies recognized in both the acquisition and existing operations within the Distribution Group.


--------------------------------------------------------------------------------
SUNOPTA INC.                          33                 September 30, 2004 10-Q

Warehousing and distribution costs increased to $1,547,000 in the three months ended September 30, 2004 versus $221,000 in the three months ended September 30, 2003. Selling, general and administrative expenses increased to $3,415,000 in the three months ended September 30, 2004 versus $580,000 in the three months ended September 30, 2003. The increases noted are due primarily to the acquisitions noted above.

Other expenses net of foreign exchange gain in the three months ended September 30, 2004 resulted in a $65,000 gain compared to other income of $11,000 in same period in 2003.

Earnings before interest expense and income taxes in the Distribution Group were $590,000 in the three months ended September 30, 2004 compared to $52,000 in the three months ended September 30, 2003, due to the factors noted above.

Opta Minerals Group

Opta Minerals contributed $8,330,000 or 10.4% of the total Company consolidated revenues in the three months ended September 30, 2004, versus $6,476,000 or 12.9% in 2003 for the same period. Revenues were favourably impacted by the acquisition of Distribution A&L in the amount of $480,000, an increase in demand for silica free abrasives and general increases in sales activities within Canadian based operations.

Gross margin was $1,707,000 in the three months ended September 30, 2004 versus $1,495,000 in the three months ended September 30, 2003. As a percentage of revenues, gross margin decreased to 20.5% in the three months of 2004 from 23.1% in the three months of 2003. The decrease in margin is due primarily to product mix and an increased percentage of sales from Canadian based businesses which have inherently lower margins.

Selling, general and administrative expenses remained stable at $664,000 in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Additional costs incurred due to the acquisition of Distribution A&L was offset by cost savings in other areas of the business.

Other income (expense) increased to ($183,000) in the three months ended September 30, 2004 versus $14,000 in the comparable three months of 2003. Other expense recognized in 2004 relates to incremental audit costs incurred with respect to the Initial Public Offering of common shares for this group which was announced October 21, 2004. Foreign exchange gain (loss) for the three months ended September 30, 2004 was $49,000 compared to an exchange loss of ($11,000) for the comparable period in 2003.

Earnings before interest expense and income taxes were $909,000 in the three months ended September 30, 2004 versus $834,000 in the three months ended September 30, 2003.

StakeTech Steam Explosion Group and Corporate

Revenues of $495,000 for the three months ended September 30, 2004, versus $82,000 in same period in 2003, were derived from engineering and research and development work undertaken during the quarter for the investigation of converting certain bio-mass for the production of ethanol. The 2003 revenue was primarily driven from licence fees. There have been no licence fee revenues recognized in 2004.

Gross margin in the StakeTech Steam Explosion Group was $178,000 in the three months ended September 30, 2004 versus $81,000 in the three months ended September 30, 2003. As a percentage of revenues, gross margin was 36.0% in the three months ended September 30, 2004 compared to 62.1% in the comparable three months of 2003. Gross margin recognized in 2003 was attributed to license fees which have no associated service costs offset by depreciation expenses.

Selling, general and administrative expenses were $492,000 for the three months ended September 30, 2004 compared to $911,000 for the same period in 2003. The decrease was a result of reclassification of certain costs to interest expense and cost of goods sold and reduced professional fees.

Other income including a foreign exchange gain was $170,000 in the three months ended September 30, 2004 versus $15,000 in the three months ended September 30, 2003. The gain in 2004 is mainly due to foreign exchange gains recognized in the quarter.

Loss before interest expense and income taxes was $144,000 in the three months ended September 30, 2004 versus $815,000 in the three months ended September 30, 2003 which was attributable to the factors listed above.


--------------------------------------------------------------------------------
SUNOPTA INC.                          34                 September 30, 2004 10-Q

Operations For the Nine Months Ended September 30, 2004 Compared With the Nine Months Ended September 30, 2003

Consolidated

Revenues in the first nine months of 2004 increased by 54.8% to $223,588,000 versus $144,436,000 in the first nine months of 2003. The Company's net earnings for the first nine months of 2004 were $10,663,000 or $0.20 per basic common share (diluted - $0.20) compared to $5,770,000 or $0.13 per basic common share (diluted - $0.12) for the first nine months of 2003, representing an 84.8% increase.

The increase in the Company's revenues is due to a $72,983,000 increase in revenue from the SunOpta Food Group, an increase of $5,622,000 from Opta Minerals and an increase of $547,000 in revenue attributable to the StakeTech Steam Explosion Group. These increases are due to continued internal growth in certain product lines and the impact of acquisitions completed to date. Details are provided in the segmented analysis below.

Earnings before interest expense, interest and other income (expense), foreign exchange gains (losses) and income taxes increased to $13,569,000 compared to $8,215,000 for the same period in the prior year, a 65.2% increase. The increases are due to the acquisitions completed in the prior year, internal sales growth, synergies and cost reductions realized throughout the organization. In addition, net earnings for the nine months ended September 30, 2004 included a gain recognized on the judgment received in a lawsuit against a supplier for breach of contract as described in Note 8 (Other Income) of the condensed consolidated financial statements. Further details are included in segmented analysis detailed below.

Interest expense decreased to $1,035,000 in the nine months ended September 30, 2004 from $1,664,000 in the nine months ended September 30, 2003. The decrease in borrowing costs reflects a lower average debt balance outstanding during the year compared to the prior period ended September 30, 2003 and lower borrowing costs as a result of improved premiums and lower LIBOR rates in general.

Interest and other income increased to $2,238,000 in the nine months ended September 30, 2004 versus $465,000 in the nine months ended September 30, 2003. This increase is due to a favourable judgment received in a lawsuit against a supplier for breach of contract for $2,646,000 (see Note 8 - Prepaid Expenses and Other Current Assets). Foreign exchange gains of $442,000 compared to $425,000 in the same period in 2003 are due to the realization of gains due to movements in the Canadian dollar during the first nine months of 2004.

The provision for income taxes in the first nine months of 2004 reflects the Company's estimated effective tax rate in 2004 of 30%. The provision for income tax in 2003 of 22.5% included the realization of loss carryforwards available to the Company.

Readers should note that due to differences between Canadian and U.S. GAAP, the earnings for the nine months ended September 30, 2003 was revised from $5,560,000 as previously reported under Canadian GAAP to $5,770,000 under U.S. GAAP. Note 16 to the consolidated financial statements itemizes differences between U.S. and Canadian GAAP.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with the current year presentation and segmented reporting.)

SunOpta Food Group

The SunOpta Food Group contributed $198,494,000 or 88.8% of total Company consolidated revenues in the first nine months of 2004 versus $125,511,000 or 86.9% in the same period in 2003. The increase of $72,983,000 or 58.1% is attributable to the acquisitions completed over the past year and internal growth from the Company's existing business, which was partially offset by a decline in revenues in 2004 due to the short soybean and corn crop in 2003. For detailed explanations see segments analysis below.

Gross margins as a percentage of sales increased for the first nine months from 16.6% to 19.2% reflecting the impact of improved product mix and pricing, cost rationalization and higher margins within the Distribution Group which has become a more significant segment within the Food Group.

Earnings before interest expense and income taxes in the SunOpta Food Group increased 82.8% to $15,056,000 in the nine months ended September 30, 2004 as compared to $8,237,000 in the nine months ended September 30, 2003.


--------------------------------------------------------------------------------
SUNOPTA INC.                          35                 September 30, 2004 10-Q

Grains & Soy Products Group

The Grains and Soy Products Group contributed $65,520,000 in revenues in the first nine months of 2004 versus $47,788,000 in 2003, a 37.1% increase. Revenues were favourably impacted by the acquisition of Sigco Sun Products in late 2003, totalling $21,255,000 and increases in certain grain revenues. These increases were offset by revenue decreases in 2004 attributable to the short soybean and corn crop in 2003.

Gross margin in the Grains and Soy Products Group increased by $292,000 in the nine months ended September 30, 2004 to $6,691,000 or 10.2% of revenues as compared to $6,399,000 or 13.4%, in the same period in 2003. The decrease in gross profit margins is related to reduced margins on soybean crop sales, especially in the third quarter, fixed sales contracts of organic feed which had a significant impact in the second quarter and the lower volumes noted above. The decrease was offset by the sunflower product lines acquired which have historically higher gross margins than other grain products.

Selling, general and administrative expenses increased to $4,877,000 in the nine months ended September 30, 2004 versus $3,962,000 in the nine months ended September 30, 2003. The increase is due primarily to the Sigco acquisition completed in 2003.

Other income in the nine months ended September 30, 2004 of $219,000, compared to $3,000 in the prior year is primarily related to the sale of non-core assets during the year.

Earnings before interest expense and income taxes in the Grains and Soy Products Group was $2,033,000 in the nine months ended September 30, 2004 compared to $2,440,000 in the nine months ended September 30, 2003, due to the factors noted above.

Ingredients Group

The Ingredients Group contributed revenues of $50,321,000 in the first nine months of 2004 as compared to $36,734,000 in 2003, a 37.0% increase. The increase in revenues is attributable to increased sales of oat fiber, dairy blends, soluble fiber and technical processing. Oat fiber increases of $7,899,000 resulted from the demand generated by low carb diets and fiber enriched foods and were supported by increased capacity at our Cambridge facility and our newly acquired facility in Cedar Rapids, Iowa. An increase of $2,303,000 in dairy blends was realized due to increased volumes and pricing compared to the prior year.

Gross margin in the Ingredients Group increased by $4,117,000 in the nine months ended September 30, 2004 to $12,044,000 or 23.9% of revenue compared to $7,927,000 or 21.6% of revenue, in the same period in 2003. The increase in gross margin reflects increased percentage of oat fiber revenues on a comparative basis, improved pricing, plant utilization and cost rationalization initiatives.

Selling, general and administrative expenses increased to $5,534,000 in the nine months ended September 30, 2004 versus $4,883,000 in the nine months ended September 30, 2003. The increase is due to the acquisition of Organic Ingredients in the third quarter of 2004 and increased compensation costs as a result of previously vacant positions with the group.

Other income (expenses) in the first nine months ended September 30, 2004 was ($283,000) compared to $198,000 in the first nine months of 2003. The expenses in 2004 are related to the closure of the St. Thomas Facility and costs incurred to prepare the Bedford facility for sale, partially offset by a small gain recognized on the sale of the Bedford Facility. The 2003 gain is a result of a gain recognized on a discharged liability. In 2004, the Ingredients group had an exchange gain of $84,000 compared to a loss of ($141,000) in 2003. As the Canadian based St. Thomas facility is now closed, future exchange gains and losses within this group will be minimal.

Earnings before interest expense and income taxes in the Ingredients Group were $6,311,000 in the nine months ended September 30, 2004 as compared to $3,101,000 in the nine months ended September 30, 2003, due primarily to the factors noted above.

Packaged Products Group

The Packaged Products Group contributed $29,877,000 revenues in the first nine months of 2004 versus $27,121,000 in 2003, an increase of $2,756,000 or 10.2%.
Revenues were favourably impacted by internal growth within the acquisitions completed in 2003 of Kettle Valley and Dakota Gourmet of $4,353,000, increased Canadian packaged revenues of $769,000 offset by a year to date decline of $2,171,000 in aseptic packaged and consumer products. The aseptic packaged and consumer products revenues have been affected by our largest customer who has changed its ordering patterns.


--------------------------------------------------------------------------------
SUNOPTA INC.                          36                 September 30, 2004 10-Q

Gross margin in the Group increased by $407,000 in the first nine months ended September 30, 2004 to $4,310,000 or 14.4% compared to $3,903,000 or 14.4%, in the same period in 2003. The gross margin percentage in the year included a reduction in contribution due to a decline in sales of aseptic products including the effects of fixed overhead absorption, offset by higher margins in the acquired businesses.

Selling, general and administrative expenses increased to $3,285,000 in the nine months ended September 30, 2004 versus $1,466,000 in the nine months ended September 30, 2003. The increases noted are due primarily to the acquisitions made in the healthy convenience food sector.

Other income (expenses) including foreign exchange effects in the first nine months ended September 30, 2004 were $2,549,000 as compared to ($49,000) in same period in 2003. A gain of $2,646,000 was recognized on the judgment received in a lawsuit against a supplier for breach of contract as described in Note 8 (Prepaid Expenses and Other Current Assets) in the second quarter.

Earnings before interest expense and income taxes in the Packaged Products Group were $3,574,000 in the nine months ended September 30, 2004 compared to $2,388,000 in the nine months ended September 30, 2003 due to the factors noted above.

Distribution Group

The Distribution Group contributed revenues of $52,776,000 in the nine months of 2004 versus $13,868,000 in 2003, an increase of $38,908,000 or 280.6%. Revenues were favourably impacted by increased produce and grocery revenues of $37,765,000 resulting from the acquisitions completed in 2003 (Pro Organics) and 2004 (Supreme Foods, Snapdragon, Kofman-Barenholtz), however hampered by certain integration issues related to the Toronto and Montreal-based operations.

Gross margin increased by $12,312,000 in the nine months ended September 30, 2004 to $14,972,000 as compared to $2,660,000 in the same period in 2003. The increase in gross profit was attributable to acquisitions and the synergies recognized in our previously existing and acquired businesses.

Warehousing and distribution costs increased to $4,144,000 in the nine months ended September 30, 2004 versus $628,000 in the nine months ended September 30, 2003, which reflects the impact of acquisitions and cost of certain integration issues experienced in the third quarter of 2004. Selling, general and administrative expenses increased to $7,694,000 in the nine months ended September 30, 2004 versus $1,782,000 in the nine months ended September 30, 2003. The increases noted are due primarily to the acquisitions noted above.

Other income (expenses) in the nine months ended September 30, 2004 including exchange gains (losses) were $4,000 compared to other income of $58,000 in same period in 2003.

Earnings before interest expense and income taxes in the Distribution Group were $3,138,000 in the nine months ended September 30, 2004 as compared to $308,000 in the nine months ended September 30, 2003, due to the factors noted above.

Opta Minerals

Opta Minerals contributed $24,161,000 or 10.8% of the total Company consolidated revenues in the first nine months of 2004, versus $18,539,000 or 12.8% in 2003. Revenues were favourably impacted by an increase in revenues due to the acquisition of Distribution A&L and internal growth via an increase in demand for abrasives products.

Gross margins in Opta Minerals were $5,572,000 in the nine months ended September 30, 2004 versus $3,930,000 in the nine months ended September 30, 2003. As a percentage of revenues, gross margin increased to 23.1% in the first nine months of 2004 from 21.2% in the first nine months of 2003. The increase in margin is due primarily to increased demand for abrasive sales, primarily in U.S. based operations.

Selling, general and administrative expenses increased to $2,144,000 in the nine months ended September 30, 2004 versus $1,741,000 in the nine months ended September 30, 2003. The increase in costs is attributable to the acquisition noted above.

Other income (expense) increased to ($324,000) in the first nine months of 2004 versus a gain of $134,000 in the first nine months of 2003. The increase was due to costs incurred in the first quarter due to the rationalization of the Hamilton facility and costs incurred in the third quarter relating to the pending 'Initial Public Offering' of common shares of Opta


--------------------------------------------------------------------------------
SUNOPTA INC.                          37                 September 30, 2004 10-Q

Minerals. The Group also has foreign exchange gains/(losses) of $58,000 for the nine months ended September 30, 2004 and ($54,000) in the comparable period of the previous year.

Earnings before interest expense and income taxes were $3,162,000 in the nine months ended September 30, 2004 versus $2,269,000 in the nine months ended September 30, 2003.

StakeTech Steam Explosion Group and Corporate

Revenues of $933,000 for the nine months ended September 30, 2004, versus $386,000 in same period in 2003, were derived from pre-engineering work and research and development undertaken during the period. Majority of the 2003 revenue relates to licence fees that were recognized. There have been no license fees recognized in 2004.

Gross margin in the StakeTech Steam Explosion Group was $378,000 in the nine months ended September 30, 2004 versus $384,000 in the nine months ended September 30, 2003. As a percentage of revenues, gross margin decreased to 39.7% in the first nine months of 2004 from 87.0% in the first nine months of 2003. Gross margin recognized in 2003 was attributed to license fees which had no associated service costs.

Selling, general and administrative expenses were $2,720,000 for the nine months of 2004 compared to $2,526,000 for the same period in 2003. The increase was a result of payroll expenses and increased costs associated with a growing public company including the addition of in-house legal counsel, internal audit functions and compliance costs related to Sarbanes Oxley. In addition, the Company incurred increased personnel and associated costs within the StakeTech Steam Explosion Group in anticipation of additional bio-fuel contracts and work related to the use of steam technology in food applications. These increases have been partially offset by reduced professional fees.

Other income was $373,000 in the first nine months of 2004 versus $741,000 in the first nine months of 2003. The gains are primarily related to foreign exchange due to significant fluctuations in the Canadian Dollar.

Loss before interest expense and income taxes was $1,969,000 in the nine months ended September 30, 2004 versus $1,401,000 in the nine months ended September 30, 2003.

Liquidity and Capital Resources at September 30, 2004

Sources of Liquidity

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At September 30, 2004, the Company has availability under certain lines of credit of approximately $29,000,000. A revolving acquisition line is also available with maximum draws up to $10,000,000.

The Company obtains its long term financing through its credit agreement with a syndicate of lenders. The Company may expand this credit agreement, and/or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes as required. On July 7, 2004, the Company increased its term loan to $35,000,000 and its operating lines of credit.

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

In order to finance significant acquisitions, the Company may need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a target term debt to equity ratio of 0.60 to 1.00 versus the current position of 0.26 to 1.00.

The Company anticipates having no issues in obtaining additional long term financing in view of its current financial position and past experience in the capital markets.


--------------------------------------------------------------------------------
SUNOPTA INC.                          38                 September 30, 2004 10-Q

Cash Flows from Operating Activities

Cash provided by operations for the first nine months of 2004 before changes in working capital was $17,466,000 (2003 - $8,919,000), an increase of $8,547,000 or 95.8%. The increase was due primarily to an increase in net earnings.

Cash provided by operations after working capital changes was $7,965,000 for the nine months ended September 30, 2004 (2003 -$457,000), reflecting the use of funds for non-cash working capital of ($9,501,000) (2003 - ($8,462,000)). This utilization consists principally of an increase in accounts receivable ($6,788,000), an increase in prepaid expenses and other assets of ($3,693,000), a decrease in accounts payable and accrued liabilities of ($509,000) and a decrease in customer deposits of ($1,777,000), partially offset by a decrease in inventories $1,660,000 and the recovery of income taxes of $1,686,000. The usage of cash flows to fund working capital in 2004 reflects the increase in working capital requirements required to fund the rapid growth in operations.

Cash Flows from Investing Activities

Cash used in investment activities of $35,274,000 in the first nine months of 2004 (2003 -$3,361,000), reflects cash used to complete acquisitions, net of cash acquired, of ($27,448,000) (2003 - ($2,894,000)) and acquisitions of property, plant and equipment of ($14,833,000) (2003 - ($3,778,000)), offset by proceeds from the sale of property of $5,864,000 (2003 - $nil), a decrease in short term investments for proceeds of $nil (2003 - $2,038,000) and payments received on a note receivable of $1,250,000 (2003 - $1,074,000).

Cash Flows from Financing Activities

Cash provided by financing activities was $19,066,000 in 2004 (2003 - $34,562,000), consisting primarily of increased borrowings under term debt facilities $17,007,000 (2003 - $7,800,000), net proceeds from the issuance of common shares of $7,848,000 (2003 - $56,028,000), partially offset by decrease in bank indebtedness $nil (2003 - ($4,285,000)), repayment on long-term debt facilities of ($5,310,000) (2003 - ($24,009,000)), payment of deferred purchase consideration of ($65,000) (2003 - ($490,000)), financing costs of ($198,000)
(2003 - ($343,000)) and the purchase and redemption of preference shares of subsidiary companies of ($216,000) (2003 - ($139,000)).

Item 3 -Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the company restricts its portfolio to a variety of securities, including government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at September 30, 2004 all of SunOpta's excess funds were held in cash and cash equivalents with a maturity of less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have its fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at September 30, 2004, the weighted average interest rate of the fixed rate term debt was 3.5% (2003 - 5.3%) and $2,538,000 (2003 - $1,339,000) of the
Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $34,200,000 (2003 - $20,525,000) at an interest rate of 2.7% (2003 -
3.67%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company's ability to manage interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company's after tax earnings would (decrease) increase by approximately $240,000. Given the short duration of fixed rate debt, changes in interest rates would have a negligible effect on fixed rate debt valuations.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. During the first nine months of 2004, the Canadian dollar has depreciated slightly against the U.S. dollar with closing rates moving from CDN $1.2965 at December 31, 2003 to CDN $1.2616 at September 30, 2004 for each U.S. dollar. The net effect of this depreciation has been a $442,000 net exchange gain and a $1,307,000 increase in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables


--------------------------------------------------------------------------------
SUNOPTA INC.                          39                 September 30, 2004 10-Q
held constant would result in an increase (decrease) in the fair value of the Company's net assets by $4,855,000 (2003 - $2,327,000).

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

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At September 30, 2004 the Company owned 111,885 (2003 - 150,780) bushels of corn with a weighted average price of $2.48 (2003 - $1.86) and 38,361 (2003 - 173,945) bushels of soy beans with a weighted average price of $11.69 (2003 - $7.46). The Company has at September 30, 2004 net long/(short) positions on corn and soy beans of (153,983) (2003 - 75,415) and (52,954) (2003 -197,060) bushels respectively. An increase/decrease in commodity prices of 10% would result in a gain (loss) of $130,794 (2003 - $14,000) in corn and $9,514 (2003 - $147,000) in soy beans, respectively. There are no futures contracts in the other Food Group segments, Opta Minerals, the StakeTech Steam Explosion Group or related to Corporate office activities.

Item 4. Controls and Procedures

Under Section 404 of the Sarbanes-Oxley Act of 2002 ("404"), we are required to include, for the first time in our Annual Report on Form 10-K for 2004 (the "10-K"), management's assessment of the effectiveness of our internal controls over financial reporting (the "Assessment"), and our independent auditor's attestation of that assessment (the "Attestation"). We are working diligently to complete our work required for the Assessment and Attestation. To date, however, we have experienced an increased workload versus initial expectations and have realized some delays in executing against our internal 404 project plan. In the third quarter of 2004 we re-evaluated that plan, adding both significant internal staffing resources and external consultants to our 404 project team. The revised 404 project plan contains many time-critical milestones. Our efforts during November and December 2004 will be critical to our success.

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the Company's quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


--------------------------------------------------------------------------------
SUNOPTA INC.                          40                 September 30, 2004 10-Q

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

      Included within prepaid expenses and other current assets is a receivable of $3,343,000 representing a judgment awarded and recovery of legal fees and interest relating to a suit the Company filed against a supplier for failure to adhere to the terms of a contract. The judgment was awarded on June 29, 2004 by a federal court jury in the United States District Court for the District of Oregon in favour of Sunrich Inc. (Sunrich) a subsidiary of the Company. The supplier counter-sued the Company for breach of contract however, as part of this judgment these counter-claims were dismissed. The supplier has since filed post trial motions. The Company and it's legal counsel believe these motions and counter-claims are without merit and the Company believes the collectibility of this receivable is reasonably assured. Included within other income and expense for the nine months ended September 30, 2004 is a recorded pre-tax gain of $2,646,000.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - Not applicable

Item 3. Defaults upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable

Item 5. Other Information

(a)   Not applicable


--------------------------------------------------------------------------------
SUNOPTA INC.                          41                 September 30, 2004 10-Q

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

                                                SUNOPTA INC.

                                                 /s/ John Dietrich
Date  November 5  2004
                                                SunOpta Inc.
                                                by John Dietrich
                                                Vice President
                                                and Chief Financial Officer


--------------------------------------------------------------------------------
SUNOPTA INC.                          42                 September 30, 2004 10-Q