Form 10-K
period 2004-12-31
SUNOPTA INC
filed 2005-03-16
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File No. 0-9989

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

SUNOPTA INC.

 (Exact name of registrant as specified in its charter)

CANADA
(Jurisdiction of Incorporation)

Not Applicable
(I.R.S. Employer Identification No.)

2838 Bovaird Drive West
Norval, Ontario L0P 1K0, Canada
(Address of Principle Executive Offices)

(905) 455-1990
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant Section to 12(g) of the Act:

Common Shares, no Par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   No

At March 11, 2005 the registrant had outstanding 56,258,093 common shares, the only class of registrant’s common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was US $370,231,700. The Company’s common shares traded on Nasdaq Small Cap Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

There are 55 pages in the December 31, 2004 10-K including this page and the index after the cover page.

SUNOPTA INC.

TABLE OF CONTENTS

ii

Currency Presentation

All dollar amounts herein are expressed in United States dollars. Amounts expressed in Canadian dollars are preceded by the symbol “Cdn$”. On March 11, 2005, the noon buying rate, in New York City for cable transfers in Canadian dollars for customs purposes by the Federal Reserve Bank of New York was US$0.8306 for $1.00 Canadian.

The following table sets forth information with respect to the exchange rate of the Canadian dollar into United States currency during 2004. (1) The rate of exchange for the Canadian dollar, expressed in US dollars, in effect at the end of the year (2) the average of exchange rates in effect on the last day of each month during the year and (3) the high and low exchange rates during the year.

RATES	2004

Last Day (1)	$0.8319
Average (2)	$0.7745
High (3)	$0.8504
Low (3)	$0.7165

Forward-Looking Financial Information

Certain statements included herein may constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to references to business strategies, competitive strengths, goals, capital expenditure plans, business and operational growth plans and references to the future growth of the business. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its interpretation of current conditions, historical trends and expected future developments as well as other factors that the Company believes are appropriate in the circumstance.

However, whether actual results and developments will agree with expectations and predications of the Company is subject to many risks and uncertainties including, but not limited to; general economic, business or market risk conditions; competitive actions by other companies; changes in laws or regulations or policies of local governments, provinces and states as well as the governments of United States and Canada, many of which are beyond the control of the Company. Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized.

PART I

Item 1. Business

Overview

SunOpta Inc. (“the Company or SunOpta”) operates high-growth ethical businesses, focused on environmental responsibility and the health and well-being of its communities. The Company has three business units, the largest being the SunOpta Food Group, accounting for approximately 89% of revenues. This group is well positioned in the rapidly growing natural, organic, kosher and specialty foods sectors through its vertically integrated operations throughout North America. In addition to the SunOpta Food Group, the Opta Minerals Group produces distributes, and recycles silica free loose abrasives, industrial minerals, specialty sands and related products and the StakeTech Steam Explosion Group markets proprietary non-wood processing technology with significant licensing and application potential in the pulp, food processing and bio-fuel industries.

The Company was incorporated under the laws of Canada on November 13, 1973. The principal executive offices are located at 2838 Bovaird Drive West, Norval, Ontario, Canada, L0P 1K0, telephone: (905) 455-1990, fax: (905) 455-2529, e-mail: info@sunopta.com and web site: www.sunopta.com.

The Company makes available, free of charge through its website, its Annual Report, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements on Form S-3 and any amendments to those reports as soon as practicable after filing or furnishing the material with the Securities and Exchange Commission.

The SunOpta Food Group, operates in the natural, organic, kosher and specialty sectors of the food industry, sectors which management believes are growing at an above average annual growth rate compared to other segments of the food industry. The Company has implemented a vertically integrated model, which produces the basis for its “seed to table” strategy. Seed to table makes reference to the Company’s ability to source grains and other agricultural products through its Grains and Soy Products Group, transforming these inputs into value added food ingredients through the SunOpta Ingredients Group producing and selling consumer packaged products, through its Packaged Product Group and ultimately distributing organic, natural, kosher and specialty food products through its Canadian Distribution Food Group. The Grains and Soy Products Group is headquartered at 3824 93rd Street SW Hope, Minnesota 56048-0128, telephone: (507) 451-3316, fax: (507) 451-2910, email: info@sunrich.com. The SunOpta Ingredients Group is headquartered at 25 Wiggins Avenue, Bedford, Massachusetts, 01730, telephone: (781) 276-5100, fax: (718) 276-5101, email: customer_service@sunopta-food.com.. The Packaged Group and Canadian Distribution Food Group can be contacted through the Norval, Ontario address noted above.

The Opta Minerals Group, which represents approximately 10.5% of consolidated sales, processes, sells and distributes silica free loose abrasives and other industrial minerals to the foundry, steel and marine/bridge cleaning industries; sources specialty sands and garnets for the water filtration industry; and recycles inorganic materials under special permits from government authorities at both its Waterdown, Ontario and Norfolk, Virginia sites. In February 2005, 29.2% of the group (including over-allotment granted to underwriter which was exercised in March, 2005) was sold as part of an initial public offering on the Toronto Stock Exchange. The Opta Minerals Group can be contacted at 407 Parkside Drive, Waterdown, Ontario, L0R 2H0, telephone: (905) 689-6661, fax: (905) 689-0485, e-mail: info@optaminerals.com and web site: www.optaminerals.com.

The StakeTech Steam Explosion Group, a division of SunOpta, is located on the corporate property of the Company in Norval, Ontario. This division holds numerous patents on its steam explosion process which has applications in pulp, biofuel and food ingredients. The steam explosion technology uses high temperature and pressure rather than chemicals to process non-woody fibers into pulp which can be used to produce various paper products. The pulping application is being marketed to China the world’s largest user of non-woody pulp. The technology is also suitable for the production of ethanol from biomass and during 2004 the Group worked extensively with an ethanol company to further the technology application. The Group is also pursuing opportunities to leverage this technology for numerous food grade applications, primarily to convert complex sugars into food grade sweeteners. The StakeTech Steam Explosion Group can be contacted at 2838 Bovaird Drive West, Norval, Ontario, L0P 1K0, telephone: (905) 455-1990, fax: (905) 455-2529, e-mail: info@staketech.com and web site: www.steamexplosion.com.

Segmented Information

The Company operates in three industries:

(1)   SunOpta Food Group (“Food Group”) produces, packages, markets and distributes a wide range of natural, organic, kosher and specialty food products and ingredients with a focus on soy, oat, sunflower, rice and corn. There are four segments in the SunOpta Food Group comprising:

a) Grains and Soy Products Group (“Grains Group”)

b) SunOpta Ingredients Group (“Ingredients Group”)

c) Packaged Products Group (“Packaged Group”)

d) Canadian Distribution Food Group (“Distribution Group”)

(2)   Opta Minerals processes, sells and distributes silica free loose abrasives, industrial minerals specialty sands, and recycles inorganic materials for the foundry, steel, bridge and ship cleaning industries; and

(3)   StakeTech Steam Explosion Group owns numerous patents on its proprietary steam explosion technology and designs and subcontracts the manufacture of these systems for processing non-woody fibers for use in the paper, food and biofuel industries.

The Company’s operations and assets are located in both Canada and the United States.

Acquisitions during 2004 and 2003

Food Group

The Food Group’s strategy is to continue to pursue acquisitions that align with its vertically integrated model in the natural, organic and specialty foods industry. SunOpta believes that this sector of the food industry is growing at a rate of 10-20% per year and that it is fragmented with numerous players in both Canada and the United States.

Specific growth strategies of the Food Group include the following:

•	Diversify the range of organic and non-GMO grains that SunOpta markets specifically including businesses that are vertically integrated through ingredients and packaged products.

•
Develop value added natural and organic food ingredient solutions to meet demands of food manufacturers wanting to improve the healthfulness of their products or expand into the natural and organic markets.

•	Expand Canadian natural and organic produce and grocery distribution businesses to become the leading coast to coast distributor in Canada.

•	Expand the Company’s ability to source organic products worldwide.

•	Invest in healthy convenience food businesses as the Company believes this will continue to be a strong area of growth for natural and organic food products.

•	Expand the number of customer private label programs especially within soy and rice beverage categories that the company produces.

•	Selectively target natural and organic branded businesses that fit with the Company’s vertically integrated model and its current product portfolio.

•	Expand the Company’s presence in operations outside of North America.

During the last two years the Food Group has acquired ten food businesses which are described below:

2004

Kofman-Barenholtz

On September 2, 2004, SunOpta acquired 100% of the outstanding shares of Kofman-Barenholtz Foods Limited (Kofman-Barenholtz) for cash consideration including acquisition costs of $3,459,000 (Cdn $4,494,000). A total of $749,000 (Cdn $900,000) of contingent consideration may be payable in 2005 and 2006 based on Kofman-Barenholtz’s ability to maintain certain product line distribution requirements under the agreement. Upon satisfaction of those terms, any amount paid will be recorded as additional goodwill.

Kofman-Barenholtz, headquartered in Toronto, is an established distributor of kosher and specialty grocery products across Canada, with over 50 years of experience. Kofman-Barenholtz’s focus and strength in the kosher and specialty grocery products market further strengthens SunOpta’s Canadian natural, organic, kosher and specialty foods distribution network. Kofman-Barenholtz has been included in the Distribution Group segment within the Food Group.

Supreme Foods

On May 1, 2004, SunOpta acquired 100% of the outstanding shares of Supreme Foods Limited (Supreme) for total consideration of $8,396,000 (Cdn $11,572,000) including acquisition costs and assumption of a note payable to shareholders of $590,000 (Cdn $709,000, discounted at 5%).

Supreme is a distributor of certified organic, natural, kosher and specialty grocery products across Canada, with headquarters in Toronto, Ontario. Supreme has a number of exclusive sourcing agreements as well as products marketed under its own trade names.

Supreme’s focus and strength in grocery products has become the base of SunOpta’s growing natural, organic and specialty foods grocery distribution business. The combination of Supreme’s business with Kofman-Barenholtz in eastern Canada and Wild West Organic Harvest in western Canada creates a national grocery platform for SunOpta and allows for considerable expansion of product lines. Supreme Foods has been included in the Distribution Group segment within the Food Group.

General Mills Oat Fiber Facility

On April 16, 2004, SunOpta acquired a General Mills Bakeries and Food Service oat fiber processing facility for total consideration of $11,590,000 including acquisition costs. The purchase included land, building, equipment and inventory.

With the addition of this facility, the Company continued to increase its total annual oat fiber processing capacity. The Company’s growth in oat fiber has been driven by the significant increase in consumer demand for healthier food offerings, and the general trend to improve the nutritional content of foods via the addition of fiber.

SunOpta’s purchase of this facility has generated efficiencies in the Company’s oat fiber processing operations enabling the Company to streamline oat fiber production across three facilities, lengthening run times and improving operating efficiencies. The facility is part of the Ingredients Group segment within the Food Group.

Organic Ingredients

On September 10, 2004, SunOpta acquired 50.1% of the outstanding shares of Organic Ingredients, Inc. (Organic Ingredients), headquartered in Aptos, California for consideration of $2,257,000 including acquisition costs. During 2004, contingent consideration of $153,000 was earned and has been reflected as goodwill in the balance sheet. Additional consideration may be payable based on Organic Ingredients achieving predetermined earnings targets during the period January 1, 2005 to December 31, 2007. Any additional consideration will be recorded as goodwill when the outcome of the contingency becomes determinable. Organic Ingredients has been included within the Ingredients Group segment of the Food Group.

Included in the consideration is an amount paid by SunOpta of $750,000 for an option to acquire the remaining 49.9% minority position exercisable between March 31, 2005 and July 1, 2005, at the exercise price of $6.05 per share, for a total exercise price of $3,019,000 less the option amount previously paid, subject to an adjustment calculated from certain predetermined earnings levels. In the event that the Company fails to exercise the Option, the other party shall have the right to repurchase the 50.1% at any time beginning July 1, 2005 until October 1, 2005, at the purchase price of $2.95 per share, for a total purchase price of $1,478,000, subject to an adjustment calculated from a certain predetermined net asset position

Organic Ingredients is an established provider of a wide range of certified organic industrial ingredients including processed fruit and vegetable based ingredients, sweeteners, vinegars and others. The company sources and contract manufactures through exclusive arrangements with suppliers located around the world, including North America, South America, Europe and Asia. These exclusive supply arrangements enable the company to maintain a strategic advantage in the organic food ingredient market, in terms of cost and availability of supply and positions the company to provide value added private label products to key customers.

Snapdragon Natural Foods

On June 1, 2004, SunOpta acquired the inventory and the business of Snapdragon Natural Foods Inc. (Snapdragon) for $878,000 (Cdn $1,190,000). Additional consideration may be payable equal to 5% of revenues greater than a predetermined target during the period September 1, 2004 to August 31, 2005. Any contingent consideration will be recorded as goodwill when the outcome of the contingency becomes determinable.

Snapdragon distributed organic groceries and frozen products to both mass market and natural food retailers throughout Canada from warehousing facilities located in Montreal, Quebec, Toronto, Ontario and Calgary, Alberta. Operations of Snapdragon were consolidated into Supreme Foods in January 2005 as part of the opening of the new Toronto based distribution centre. The Snapdragon operation further contributed to the Company’s stated objective of building Canada’s first national natural and organics food distribution network. It has been included under the Distribution Group segment within the Food Group.

Distribue-Vie

On March 1, 2004, SunOpta acquired the outstanding shares of Distribue-Vie Fruits & Legumes Biologiques Inc. (Distribue-Vie) for $911,000 including acquisition costs.

Distribue-Vie specializes in the distribution of organic fresh foods with an emphasis on produce. Distribue-Vie is the dominant player in the distribution of organic produce in Quebec and operates from a warehousing facility located in Montreal, servicing the key Quebec market along with geographic reach to Eastern Ontario and the Maritime provinces. An additional $250,000 (Cdn $300,000) of contingent consideration may be payable if certain predetermined profit targets are achieved by the acquired business for both of the twelve month periods ending March 31, 2005 and 2006 and will be recorded as goodwill when the amount and outcome of this contingency becomes determinable.

The addition of Distribue-Vie to the Distribution Group has brought benefits to the customer base in the form of broader product lines and greater support for consumer education of organic foods through marketing and retail merchandising initiatives.

2003

Sigco Sun Products

On November 12, 2003, the Company completed the acquisition of the business and certain net assets of Sigco Sun Products Inc. (Sigco) of Breckenridge, Minnesota for total consideration of $8,479,000 including acquisition costs. The sale and purchase agreement included contingent consideration of up to $1,600,000 which was based on the acquired business achieving certain predetermined annual earnings targets during the period January 1, 2004 to December 31, 2008. Contingent consideration accrued at December 31, 2003 was $253,000 which has been adjusted by $25,000 as at December 31, 2004, resulting in a contingent consideration amount owing of $228,000. Any further contingent consideration will be recorded as this contingency becomes determinable and will be allocated to goodwill.

Sigco is a worldwide supplier of sunflower products and is fully integrated from the sale of sunflower seed to farmers through processing the contracted crop into finished in-shell and kernel sunflower products. The Company operates four facilities located in Minnesota, North Dakota and Kansas. Sigco markets its non-genetically modified sunflower products throughout the United States and to international markets in Europe, Asia and the Americas. The acquisition builds on the Company’s vertically integrated seed to table model and diversifies the grain products that the Company sells. This acquisition is included within the Grains Group segment within the Food Group.

Pro Organics Marketing Inc.

On October 10, 2003, the Company acquired all of the outstanding shares of Pro Organics Marketing Inc. (Pro Organics) and related companies for cash consideration of $4,957,000 (Cdn $6,557,000) including acquisition costs. The sale and purchase agreement included contingent consideration of up to $1,040,000 (Cdn $1,250,000) which was based on Pro Organics achieving certain predetermined annual earnings targets from January 1, 2004 to

December 31, 2006.  Contingent consideration of $707,000 (Cdn $850,000) was accrued, and related goodwill recorded, during 2004 based on Pro Organics having achieved the predetermined earnings targets in 2004. Any further contingent consideration will be recorded as additional goodwill when the amount and outcome of this contingency becomes determinable.

Pro Organics is a leading distributor of certified organic fresh foods in Canada with distribution facilities located in Vancouver, B.C., Toronto, Ontario and Montreal, Quebec. Along with Wild West Organic Harvest Co-Operative Association and Simply Organic Co. Ltd., both acquired in 2002, Pro Organics gives the Company a dominant market share of the certified organic fresh foods market in Canada. This acquisition has been included within the Distribution Group segment within the Food Group.

Kettle Valley Dried Fruit Ltd.

On May 1, 2003, the Company acquired all of the outstanding shares of Kettle Valley Dried Fruit Ltd. (Kettle Valley) and related companies for cash consideration of $873,000, a note payable of $975,000 and issuance of the Company’s shares valued at $821,000 for total consideration of $2,669,000.

Kettle Valley produces natural and organic fruit bars and fruit leathers with an apple base and markets these products under the Kettle Valley Real Fruit Snack, Frunola brands and are also produced for private label brands. The Company operates two production facilities in Summerland, British Columbia (B.C.), the heart of the B.C. apple growing district, and has constructed a third plant in the State of Washington, the center of the apple growing region of the Western U.S. The acquisition of this business is in line with the Company’s strategy to expand the natural and organic food business in Canada and enter the healthy convenience foods market, a fast growing sector for natural or organic products. This acquisition has been included in the Packaged Group segment within the Food Group.

Sonne Labs Inc.

On December 1, 2003, the Company acquired all of the outstanding shares of Sonne Labs Inc. (operating as Dakota Gourmet) for cash consideration of $1,850,000 including acquisition costs. In addition, contingent consideration of $750,000 may be payable if certain predetermined annual earnings targets are achieved by the business during the period from January 1, 2004 to December 31, 2007 and will be recorded as additional goodwill when the amount of this contingency becomes determinable. No additional consideration is owing for the 2004 year.

Dakota Gourmet is focused on the manufacture of innovative natural and organic snack foods using soy, corn and sunflower ingredients. These products are sold under the Dakota Gourmet ™ brand and are also produced for private label customers. This acquisition expanded the Company’s presence in the healthy convenience foods market and further supports the Company’s strategy to grow its natural and organic product offering in this food sector. This acquisition has been included within the Packaged Group segment within the Food Group.

Opta Minerals

In February 2005, SunOpta completed an initial public offering of 29.2% of the shares of its wholly-owned subsidiary Opta Minerals Inc. (containing the net assets of the Opta Minerals Group), including the over-allotment granted to the underwriters which was exercised in March 2005, for which SunOpta received net proceeds of $13,944,000 (Cdn $17,012,000).

Key elements of Opta Minerals growth strategy to build on its current status as a dominant regional supplier and to become one of the dominant North American suppliers of silica-free loose abrasives include:

•
Continuing to identify, pursue and complete strategic acquisitions in the Opta Minerals’ target markets and to successfully integrate and rationalize acquired operations to boost revenues and profit margins;

•	Continuing its active program of developing and acquiring new products and services that expand the Opta Minerals’ target markets while leveraging its existing infrastructure and expertise;

•
Broadening its geographic coverage by establishing or acquiring new distribution and production facilities in Atlantic and Western Canada and in the Southern and Midwestern States and along the West Coast of the United States; and

•	Expanding its internal processing capabilities through modest capital expenditures designed to improve throughput.

During the last two years Opta Minerals completed one acquisition which is described below:

Distribution A & L

On April 1, 2004, SunOpta acquired the outstanding shares of Distribution A&L for $381,000 including acquisition costs. An additional $416,000 (Cdn $500,000) of contingent consideration may be payable if certain predetermined profit targets are achieved by the acquired business in each of the twelve month periods ending March 31, through 2009, with a maximum of $83,000 (Cdn $100,000) earned in each year. Any amount of this contingent consideration will be recorded as goodwill when the amount and outcome of the consideration becomes determinable.

Distribution A&L specializes in the distribution of specialty abrasives and related products. Distribution A&L focuses on smaller markets currently not serviced by Opta Minerals via its network of selling professionals specializing in the industrial, automotive and pool filtration industries. The skills contained within this operation are key as the Opta Minerals Group continues to strategically expand products and sales capabilities.

New and Amended Banking Agreement and Other Lending Facilities

In July, 2004 SunOpta amended its credit agreement with its banking syndicate. The Company’s term loan was increased from $18,700,000 to $35,000,000 (current balance of $33,400,000) and the Canadian and U.S. revolving line of credit facilities were increased from Cdn $7,500,000 and $9,000,000 to Cdn $15,000,000 and $17,500,000, respectively. The Company also secured a $10,000,000 revolving acquisition facility to finance future acquisitions and capital expenditures. No draws have yet been made on this facility. The term loan maturity was also extended and expires June 30, 2008.

In February, 2005 the Company amended its credit agreement for the primary purpose of releasing all secured collateral relating to Opta Minerals in anticipation of Opta Minerals Inc.’s initial public offering.

Opta Minerals Inc. has also received a term sheet from a Canadian chartered bank that has committed to provide Opta Minerals with a operating facility of up to Cdn $5,000,000 and a term facility for up to Cdn $7,000,000.

Other debt facilities were entered into during the year including debt issued in connection with the acquisition of Supreme Foods and certain capital leases. These have been disclosed in note 9 of the Consolidated Financial Statements.

SUNOPTA FOOD GROUP

The SunOpta Food Group has been built over the past five years with the acquisition of eighteen companies and the start-up of one. The acquisitions include Sunrich Inc. in August, 1999, Nordic Aseptic, Inc. in August, 2000, Northern Food & Dairy, Inc. in September, 2000 and First Light Foods (Jenkins & Gournoe) in February, 2001. In April, 2002, Sunrich Valley, a newly formed division of SunOpta, launched a line of organic dairy products and dairy ingredients. In addition during 2002, SunOpta completed the acquisitions of Organic Kitchen Inc., Wild West Organic Harvest Co-Operative Association, Opta Food Ingredients, Inc., and Simply Organic Co. Ltd. In 2003, SunOpta completed the acquisitions of Sigco, Dakota Gourmet, Pro Organics and Kettle Valley and in 2004 SunOpta completed the acquisitions of Kofman-Barenholtz, Organic Ingredients, Snapdragon Natural Foods, Supreme Foods, the General Mills Oat Fiber Facility and Distribue-Vie. The acquisitions, coupled with significant internal growth, have established a unique, vertically integrated natural, organic and specialty foods company with significant presence in both the United States and Canada.

The Food Group is comprised of four segments, the Grains and Soy Products Group, the SunOpta Ingredients Group, the Packaged Products Group and the Canadian Distribution Food Group. These segments form the basis of the Company’s vertically integrated food operations. The Company has integrated these operations in order to leverage efficiencies and realize cost savings, maximize product and processing capabilities and develop a platform to support continued growth in the natural and organic foods sectors.

MAJOR DEVELOPMENTS DURING 2004 AND 2003 – SUNOPTA FOOD GROUP

The Company has continued to realize on its strategy of becoming a major participant in the natural, organic and specialty sector of the food industry in North America. The six acquisitions in 2004 and four in 2003 support SunOpta’s strategy and have helped the Company realize on specific objectives as follows:

•	Positioned the Company as the leading national natural, organic, kosher and specialty food distributor in Canada. The acquisitions in 2004 and 2003 strengthened SunOpta’s market share in Canada and also expanded the Distribution Group’s geographic coverage.

•	Diversified the Company’s Grains Group with the acquisition of Sigco, a world wide supplier of vertically integrated sunflower products in 2003.

•	Increased SunOpta’s presence in fibers through internal expansion and the acquisition of the General Mills Cedar Rapids Fiber Facility. The Company believes that fiber enriched foods will continue to be a growth area within the healthy foods category.

•	Entered the healthy convenience foods category with the acquisitions of Kettle Valley and Dakota Gourmet in 2003.

GRAINS AND SOY PRODUCTS GROUP (“Grains Group”)

The Grains Group forms the foundation of the Company’s vertically integrated natural and organic foods business model. This Group specializes in bringing a number of identity preserved, non-genetically modified (non-GMO) and organic crops and related agronomic services to market with a core focus in soybean, sunflower, corn, rice and oat products. This Group maintains ongoing relationships with approximately 1,850 Identity Preserved (IP) soy and corn growers throughout the midwest United States, whereby seeds and related services are provided and much of the crop is subsequently purchased, genetically tested, processed and then sold to the Grains Groups domestic and international customers. In addition, many of the grains are transferred to the Ingredients Group where they are transformed into value-added specialty food ingredients and ultimately, consumer branded products. With the acquisition of Sigco in late 2003, the Grains Group has duplicated the model that it has for soybean products with sunflowers. Sigco maintains relationships with approximately 500 farmers in the midwest. All product is non-GMO and sold to domestic and international customers as well as transferred to the Packaged Group which produces healthy convenience foods some with a sunflower base.

The Grains Group also markets a number of value-added soymilk and soy ingredients including soy concentrates (liquid soy base) and dried soy powders and organic and natural food ingredients including organic snack coatings, grain sweeteners, maltodextrins, dry milled corn, milled soy, various vegetable oils and traditional and high oleic sunflower kernel.

The Grains Group is headquartered in Hope, Minnesota with main grain handling operations in Hope, Minnesota; Cresco, Iowa; Breckenridge, Minnesota; Goodland, Kansas; and Edson, Kansas and a sales and marketing office located in Minneapolis, Minnesota. A number of products marketed by the Grains Group are manufactured within the SunOpta Ingredients Group.

The Grains and Soy Products Group’s major products are as follows:

Grains and Inputs:  Included in grain and inputs are organic and IP specialty soybeans, corn, sunflower and various other grains and grain products such as rice, oats, organic feed ingredients, milled corn, soy and oat flours. IP specialty grains and ingredients are sold to both domestic and foreign food processors.

The demand for non-GMO soybeans from foreign customers and the increased demand from domestic soy foods manufacturers have continued to fuel an increase in business volume. These trends are expected to continue in the future because of the continued growth of soy, organic and natural foods markets. The growth of sunflowers can be attributed to international demand as well as increasing domestic consumption due to a growing incidence of nut allergies increasing consumer awareness of the healthy benefits of sunflowers.

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

Competition

The Grains Group competes with large companies in the U.S. and the international commercial grain procurement market. The Grains Group organic specialty grains compete in the smaller niche U.S. commercial organic grains market. Key to competing in these markets is access to transportation, supply and relationships with organic producers.

The soy products business is centered in Hope, Minnesota alongside the Union Pacific Railroad. The railroad is used for the grain elevator business and distribution of products nationally. The Hope facility is 70 miles south of Minneapolis/St. Paul, which gives it access to the Mississippi River for grain transporting and “containerized” shipments to the west coast for export. The facility is centrally located within the heart of soy and corn producers. The Group has an established IP grain producer network with approximately 1,850 producers with many relationships existing for over 20 years. The Group has also been an organic certified handler and processor for a number of years and has ample grain processing and storage facilities to meet the needs of its producers and customers. The sunflower business is centered in Breckenridge, Minnesota, located within the heart of North American sunflower production and close to required transportation sources.

Distribution, Marketing and Sales

The Grains Group ensures that it provides its customers with the highest quality organic, non-GMO and IP specialty grains and seeds, by serving as a grower’s supplier of seed, purchaser of the grower’s specialty crops and distributor of IP specialty products. The Group’s “full circle” approach allows it to satisfy the specific needs of foreign and domestic food manufacturers and processors by providing products in the varieties and quantity needed in a timely fashion; transporting products to meet customers’ needs by being able to package in containers, truck, rail or barge; providing product information and technical support during the growing, processing, and marketing phases, and offering complete service of product including grading, formulation, processing, quality control and packaging.

Bulk commodity product revenues are sensitive to distribution costs. This can limit their competitiveness in particular markets. Competitive bulk and container freight costs give the Grains Group access to Japanese and Mexican import markets. Uncompetitive freight costs compared to South American and Eastern Canada limit soybean opportunities in European markets, however Europe is a major market for the Company’s container shipments of inshell and kernel sunflowers.

In 2004, SunOpta entered into an agreement with the former owner of Sigco, whereby both parties will jointly operate a Hungary-based sunflower business. The Company has an option to acquire the Hungary based operation up to September 30, 2006. SunOpta entered into the agreement to improve its competitiveness in the European market and to further its relationships and understanding of the European sunflower market. The Company sees this joint venture as its first step in pursuing operations outside of North America. (see note 14 to the Consolidated Financial Statements, Related party transactions and balances, for further details on the agreement).

Suppliers

Due to weather conditions and other factors certain grains in North America can be limited. An example includes the shortage of organic soy beans in 2004 as a result of weather patterns and resulting quality issues. The Company is focused on expanding production and sourcing capabilities to other parts of the world in order to ensure supply in years when local production may be below normal levels. The Grains Group also has the ability to divert available product based on market demand and customer requirements in order to maximize return.

SUNOPTA INGREDIENTS GROUP (“Ingredients Group”)

The Ingredients Group focuses on transforming both internally and externally sourced raw material inputs into value-added food ingredient solutions. The Ingredients Group includes the prior acquisitions of Northern Food & Dairy, Opta Food Ingredients Inc. and recently acquired Organic Ingredients Inc. The Group specializes in the technical processing of specialty food ingredients with a focus on non-GMO, natural, functional and organic offerings. The Group works closely with customers to identify product formulation, cost and productivity issues and develops solutions to these problems based on proprietary, value-added, highly functional food ingredients and ingredient systems utilizing the Group’s extensive technical and manufacturing base.

The Ingredients Group is an innovator in the value-added food ingredients market with a technical selling and product applications focus. Based on management’s estimates, the Ingredients Group is one of the largest producers of soymilk concentrate in the United States and is the world’s largest supplier of oat fiber to the food industry. Through its extensive manufacturing platform, the Group markets the Canadian Harvest® Oat Fiber family of insoluble fiber products, a number of value-added starch-based texturizers, resistant starch and proprietary stabilizer blends under the SunOpta Ingredient Systemstm umbrella, and a number of custom processed ingredients including soluble fiber, natural preservatives and fractionated oat. Organic Ingredients has added another dimension to the Ingredients Group as a provider of a wide range of certified organic industrial food ingredients sourced around the world.

The Ingredients Group with the exception of Organic Ingredients is headquartered in Bedford, Massachusetts and operates as SunOpta Ingredients, Inc. Processing facilities are located in Alexandria, Bertha, Fosston and Cambridge, Minnesota; Galesburg, Illinois; Afton, Wyoming; Cedar Rapids, Iowa (acquired in 2004) and Louisville, Kentucky. Organic Ingredients is headquartered in Aptos, California. Its processing is contracted to third parties.

The Ingredients Group is well positioned to capitalize on the rapid growth of the natural and organic food markets. The Company produces a broad offering of soy-based food products for the U.S. and international markets. The proliferation of great tasting, healthy soy foods has increased the availability of soy products to consumers. The increase in consumer demand has resulted in soy food products experiencing some of the largest growth rates of any category in the food industry. The U.S. Food and Drug Administration (“FDA”) allows soy products containing more than 6.25 grams of soy protein per serving to make the claim of improving the cardiovascular health of consumers. Many of the soy products produced by the Ingredients Group are marketed and sold by the Grains Group.

The 2002 acquisition of Opta Food Ingredients, Inc. added a unique portfolio of products and this has expanded the Group’s specialty food ingredient business on the basis of two main technology platforms: fiber-based texturizers which include Canadian Harvest® Oat Fibers and Stabilized Bran products, and SunOptatm Ingredient Systems which include OptaGrade®, OptaMist®, OptaFil®, CrystaLean®, OptaMax®, Shimizu Konjac Flour, Blanver’s microcrystalline cellulose (MCC) and a growing portfolio of proprietary stabilizer blends.

The Ingredients Group food ingredients are used by more than 350 customers in the U.S., Canada, Latin America, Western Europe, the Middle East, Asia and the Pacific Rim, including some of the largest U.S. consumer packaged food companies and quick service restaurant chains.

In publications from both the American Dietetic Association and a Mayo Clinic Health letter it was noted that fiber consumption is below recommended levels in the U.S. The Ingredients Group’s Canadian Harvest line of oat fibers and stabilized brans are used in numerous products such as fiber-enriched breads and other baked goods, breakfast cereals and snack bars as well as a bran-containing yogurt specifically to boost fiber content. These products can be used to increase fiber content of foods while minimizing negative effects on taste and texture. The Ingredients Group oat fibers which are insoluble fibers enhance overall gastrointestinal health. Oat fiber is a primary ingredient in breads, pastries, muffins, tacos and tortillas as food companies reformulate their products to meet the growth of consumers adhering to the Atkins and other low carbohydrate diets. Stabilized oat brans can be used as a source of soluble fiber (beta-glucan) which is beneficial to cardiovascular health.

Many of the Ingredients Group starch-based texturizers and ingredient blends were originally developed for and are used in reduced fat versions of a variety of dairy products such as low fat or fat-free cottage cheese, sour cream, cream cheese, or process cheeses. As discussed in a document entitled “Taking the Fat Out of Food” from the FDA, reducing fat intake by consuming reduced fat versions of these products is an element of a healthier diet.

In addition to helping food manufacturers improve the healthfulness of their food products, the Ingredients Group family of texturizing ingredients can improve the overall quality of food products, reduce formulation costs and meet specific processing requirements. The Company believes that all of its products are GRAS (Generally Regarded As Safe, see Regulation section for a further description) under current FDA regulations.

The Ingredients Group’s major products are as follows:

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

SunOpta Ingredient Systems

SunOpta Ingredient Systems are proprietary blends of texturizing agents and other ingredients that are primarily developed and sold for use in the dairy, salad dressing and soy-based product categories. Several of the ingredient systems contain one of the Group’s unique and proprietary starch-based texturizers which are described below.

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

Konjac Flour: Under a distribution agreement with Shimizu Chemical Corporation of Japan, SunOpta Ingredients is the exclusive North American distributor for konjac flour for food ingredient applications. A unique and very versatile texturizing agent obtained from the konjac plant commonly cultivated in East Asia, konjac flour provides excellent heat and freeze thaw stability when used to thicken or gel processed foods. Based upon current sales levels, the Company does not believe the distribution agreement with Shimizu is material.

Microcrystalline Cellulose (MCC): Under a distribution agreement with Blanver Farmoquimica, Ltda. of Brazil, SunOpta Ingredients is the exclusive distributor of MCC for food applications in the United States. MCC, commonly known and labeled as cellulose gel, is a naturally derived stabilizer, texturizing agent and fat replacer. It is used extensively in reduced fat salad dressings, numerous dairy products including cheese, frozen desserts and whipped toppings and bakery products. Based upon current sales levels, the Company does not believe the distribution agreement with Blanver is material.

Custom Ingredients and Services

The Company produces a number of unique functional food ingredients on a contract basis utilizing customers proprietary technology. Products include:

Benefiber: A soluble guar-based fiber food ingredient, produced under a manufacturing agreement for a Japanese customer, whereby the Japanese based customer has the sole and exclusive rights to the product specifications. The product is also sold to a U.S. based customer for U.S. distribution. Based upon current sales levels, the Company does not believe the manufacturing agreement is material.

Beta-Trim: Fractionated oat based food ingredients produced under agreement for domestic customers.

Microgard: A family of natural food preservatives.

Dairy Blends: The Ingredients Group produces custom blended, powdered dairy ingredients for several customers in the United States.

Powdered Honey and Molasses: The Ingredients Group manufactures dried sweeteners such as powdered honey and molasses for specific customers.

Technical Processing and Spray Drying: Technical processing and spray drying is contracted with various customers to produce a variety of food ingredients.

Organic Ingredients:  Organic Ingredients sources and provides processed fruit and vegetable based ingredients, sweeteners, vinegars and other industrial organic products to customers throughout the United States.

Competition

Food ingredients are considered unique niche items usually developed or processed for specific customers or industry segments. The Ingredients Group competes with other product developers and specialty processors for the specialty ingredient business.

The food ingredients industry is intensely competitive. Competitors include major chemical companies with food ingredient divisions, other food ingredient and sourcing companies, stabilizer companies and those consumer food companies that also engage in the development and sale of food ingredients. Many of these competitors have financial and technical resources as well as production and marketing capabilities that are greater than those of the Company.

Distribution, Marketing and Sales

Utilizing a technically oriented customer account team, the Ingredients Group believes that the most effective way to solve each customer’s problem is to gain a thorough understanding of the customer at all levels, build solid working relationships throughout the customer’s organization, be knowledgeable of the market segment in which the customer competes, and have a detailed technical understanding of the customer’s problem as well as its preferred solution. The Company takes a multidisciplinary approach in order to achieve this level of customer understanding and service. Members of the Ingredient Group’s direct sales force are teamed up with the appropriate technical personnel to work as “consultants” in defining and developing a range of potential solutions to their formulation and product development problems. In all cases, the Ingredient Group’s strategy is to provide outstanding service and responsiveness, which the Company believes, will lead to additional opportunities with existing and prospective customers.

Suppliers

The Ingredients Group’s raw materials and packaging needs are sourced from various suppliers who provide products that contractually are required to comply with certain specifications. Products are sourced from over 1,000 suppliers with availability subject to world market conditions. There are a number of alternative sources of supply for all raw materials with critical customer supply relationships highlighted below.

Dairy ingredients are purchased from a number of suppliers, primarily dairy producer cooperatives. Product is purchased in the spot market with certain ingredients purchased via short-term supply contracts.

Oat hulls are primarily sourced from major food companies or their brokers and there is ample supply to meet production requirements.

Sweeteners such as maltodextrin is purchased on contract from several suppliers. There is substantial production capacity among these suppliers for maltodextrin. Organic maltodextrins are produced by the Ingredients Group from organic grains sourced from contract growers.

Honey, molasses, high fructose corn syrup and flour are purchased based on required specifications in the spot market. The supply for these ingredients is sufficient to meet current demand. Supply shortfalls would have an effect on availability and price and would be reflected in finished product pricing for the Ingredients Group.

Organic Ingredients sources its organic food ingredients from suppliers around the world and have certain exclusive arrangements and relationships with many key suppliers.

Other ingredients such as guar, oat flour and carbon are supplied by process customers and are not sourced directly from Food Group suppliers.

PACKAGED PRODUCTS GROUP (“Packaged Group”)

The Packaged Group represents the third layer of the Company’s vertically integrated natural and organic foods business model. The focus of the Packaged Group is on the development, marketing and distribution of consumer branded natural and organic food products, utilizing integrated inputs and processing expertise to drive low cost, high quality products. The Packaged Group includes the aseptic packaging operation, four facilities focused on healthy convenience foods including natural and organic fruit bars and soybean, corn and sunflower based snacks, a small Canadian packaged products segment focused on certain private label dairy and meat products and a small branded business in the U.S.

In the U.S., the Packaged Group’s primary focus is on aseptic packaging of shelf stable beverages in its SunOpta Aseptic facility located in Alexandria, Minnesota. The SunOpta Aseptic facility has been significantly upgraded over the past three years as a result of the acquisition of a new half-gallon fillers, addition of a third one litre filler, new boiler, new mix room facilities, a new CIP (clean in place) system, a number of storage tanks, waste treatment processing, robotic palletizing, numerous upgrades and improvements to existing equipment and a recently completed expansion of the facility’s warehousing capabilities. The Company has agreements with several major food companies to provide aseptic finished products. In the U.S., the Packaged Group also markets a number of organic consumer products under the brand name Sunrich Naturals including soy-based veggie burgers, edamame and other frozen soy vegetables and provides turn-key extended shelf life (ESL) soymilk under a number of private labels to food retailers. This product uses internally sourced soy concentrates plus third party refrigerated (ESL) co-packers.

In Canada, the Company markets a number of organic dairy food ingredients including organic skim and whole milk powders, bulk milk, cheese and butter to the food industry. The Company is focused on expanding its product line of organic dairy food ingredients to service this small, but rapidly growing niche market. The Packaged Group also markets a line of organic poultry and pork products.

In prior years, the Packaged Group also marketed certain shelf-stable beverages under its own trademarks Rice-Um and Soy-Um. In the fourth quarter of 2004, the Company made the decision to focus future efforts on supplying its existing customers and marketing its services to the rapidly growing private label market. The private label market in North America has grown substantially in recent years as retailers recognize the benefit of generating consumer loyalty with an in-house brand. As a result of this decision, the Company has decided to discontinue the use of its own brand in the shelf-stable beverage market, and accordingly, has written-off the value of the trademarks in its Consolidated Financial Statements in the fourth quarter of 2004. See note 7 to the Consolidated Financial Statements for further details.

The Packaged Group’s major products are as follows:

Aseptic Packaged Products: The Packaged Group processes and packages shelf stable beverage products at its SunOpta Aseptic facility. The Packaged Group packages aseptic products for some of the leading consumer branded organic food companies in the United States.

Fruit Bars and Leathers – The Packaged Group produces apple based natural and organic fruit bars and leathers, which are marketed under the names Kettle Valley Real Fruit Snack, Frunola and a number of private label brands.

Soybean, Corn and Sunflower Snacks – The Packaged Group produces natural and organic packaged ready to eat snack products sold under the Dakota Gourmet brand and a number of private label brands.

Sunrich Naturals – The Packaged Group markets North American grown Individually Quick Frozen (IQF) soy vegetables as podded edamame and shelled edamame, and a line of gluten free soy-based veggie burgers, which was introduced under the Sunrich Naturals label to the Natural Foods Market in 2003.

Organic Dairy  – Line of organic dairy ingredients including organic skim and whole milk powders, and bulk milk, cheese and butter.

Organic Meat Products  – Current products include organic poultry and organic pork sold under the Organic Kitchen trademark, various private label names and at various stages of the supply chain.

Competition

The Company’s aseptic packaged products compete with numerous other regional manufacturers of similar size with similar aseptic packaging capabilities.

Kettle Valley and Dakota Gourmet compete against a number of larger producers of snack products in the food industry.

The Packaged Groups also competes against other suppliers of natural and organic meat and organic dairy products in North America.

Distribution, Marketing and Sales

Kettle Valley and Dakota Gourmet market their products through natural and mass market grocery retailers, mass merchandising, U.S. School meal programs and other distribution channels. The products are sold under the Kettle Valley Real Fruit Snacks, Frunola and Dakota Gourmet Labels as well as by contract under various private label brands.

The Group’s other packaged products are marketed to other food manufacturers under private label brands and direct to grocery, and food specialty stores under the Company’s own brands.

Suppliers

There are very few supply constraints for the production of organic and natural products including culled apples, organic milk, organic soy concentrate (supplied internally) and soybeans, corn and sunflowers (supplied internally).

CANADIAN DISTRIBUTION FOOD GROUP (“Distribution Group”)

The Distribution Group represents the final layer of the Company’s vertically integrated natural and organic foods business model. SunOpta started to build a Canadian national natural, organic, kosher and specialty food distribution system in 2002 with the acquisition of Wild West Organic Harvest based in Richmond, British Columbia and Simply Organics based in Toronto, Ontario. In late 2003, SunOpta acquired Pro Organics, an organic fresh foods distributor based in Burnaby, British Columbia with other facilities in Toronto and Montreal. In 2004 the Company completed a series of acquisitions including: Distribue-Vie, another organic fresh foods distributor serving Montreal, Eastern Ontario and the Maritime provinces; Supreme Foods, an organic, natural, kosher and specialty foods grocery distributor located in Toronto, serving Ontario, Quebec and the Maritimes; Snapdragon Foods an organic and natural grocery distributor based in Montreal serving Quebec, Ontario and the Maritimes; and Kofman-Barenholtz a kosher foods distributor based in Toronto serving Ontario, Quebec and Western Canada. Together these companies form the basis of the national distribution system, handling approximately 12,000 natural, organic, kosher and specialty food products, including the Company’s branded packaged products as well as the soy beverages produced by SunOpta on a co-pack basis for other manufacturers and brand owners.

In January 2005, the Company completed plans to consolidate the operations of Supreme Foods, Snapdragon Foods and Kofman-Barenholtz into a newly constructed 135,000 square foot distribution centre in Toronto, Ontario. The consolidated businesses will represent the largest Canadian distribution center dedicated to organic, natural kosher and specialty foods. The Company intends to achieve operating economies and service improvements through the operational consolidation and implementation of state of the art distribution and warehouse management software. Software implementation is scheduled to be completed by the end of 2005.

The Distribution Group plans to continue expansion through internal growth and through additional strategic acquisitions. The general pace of consolidation in the Canadian natural food distribution segment accelerated in 2004, and this is expected to continue in 2005. The market grew by double digits in 2004, with growth in 2005 expected to be at a slightly more moderate level, as end consumers continue to recognize the benefits of a healthier lifestyle and environment through diets that include natural, organic and quality specialty foods.

The Distribution Group’s major products are as follows:

Fresh Organic Produce  – The Distribution Group distributes a full line of certified organic fruits and vegetables across Canada through its Pro Organics, Distribue-Vie and Wild West Organic Harvest locations.

Fresh Organic Dairy and Dairy Alternatives – The Distribution Group distributes numerous regional and national brands of organic liquid milk, butter, cheese, yogurt, tofu, soy cheese, soy beverages and other dairy alternatives.

Bulk Foods – The Distribution Group distributes a full range of organic bulk foods including grains, nuts, seeds, dried fruits, legumes, flours and healthy snacks.

Natural and Organic Grocery – The Distribution Group distributes approximately 7,000 natural and organic grocery items including dry, refrigerated and frozen categories from a broad range of North American suppliers.

Kosher and Specialty Foods Grocery – The Distribution Group distributes approximately 5,000 kosher and specialty groceries including dry, refrigerated and frozen categories.

Organic and kosher products are certified by independent third parties.

Competition

The Distribution Group competes against much larger conventional produce distributors, however management believes that SunOpta is the largest national organic produce and kosher distributor in Canada. Competition in organic and natural grocery is represented by a number of regional natural and organic food distributors that vary in relative size.

Distribution, Marketing and Sales

The Distribution Group’s primary direct to store distribution coverage includes central, eastern and western Canada. The Company services primarily supermarket chains and independent natural food retailers. The customer mix also includes a lesser component of large mass merchandisers, major drugstore chains and home delivery companies. The Distribution Group’s core competencies include the breadth of its product line, organic market and product knowledge, excellent product quality and consistency, competence in handling refrigerated and frozen products, direct to store service and maintenance of strong relationships with customers, growers, and suppliers. All of the Distribution Group’s organic produce facilities are registered as certified organic food handlers and operate within recognized organic standards to provide traceability and ensure product integrity to customers.

Suppliers

The Distribution Group sources products from over 750 suppliers. Overall supply is sufficient. With respect to fresh produce items, supply is controlled through spot pricing, with changes in supply reflected in prices to end customers.

REGULATION – SUNOPTA FOOD GROUP

The Food Group is affected by governmental agricultural regulations and policies. State and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food regulations are examples of regulations that affect this Group. Government-sponsored price supports and acreage set aside programs are two examples of policies that may affect this Group.

In addition, several of the Food Group’s business activities are subject to U.S. environmental regulations. The Food Group is involved in the manufacture, supply, processing and marketing of organic seed and food products and, as such, is voluntarily subject to certain organic quality assurance standards. The Food Group is currently in compliance with all state and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food-handling regulations. Regulatory agencies include the United States Department of Agriculture (USDA), which monitors both the food processing and agricultural grain business as well as the FDA which oversees food safety and efficacy.

Certain food ingredient products are regulated under the 1958 Food Additive Amendments to the Federal Food, Drug and Cosmetic Act of 1938 (the “Act”), as administered by the FDA. Under the Act, pre-marketing approval by the

FDA is required for the sale of a food ingredient which is a food additive unless the substance is Generally Recognized As Safe (GRAS) under the conditions of its intended use by experts qualified by scientific training and experience to evaluate the safety of food ingredients. A food additive is any substance, “the intended use of which results or may reasonably be expected to result, directly or indirectly, in its becoming a component or otherwise affecting the characteristics of any food.” Such pre-marketing approval for ingredients that are not GRAS, which is issued in the form of formal regulation, requires a showing both that the food ingredient is safe under its intended conditions of use and that it achieves the function for which it is intended.

GRAS status can be established through “self-affirmation” in which the producer determines on its own that the ingredient is GRAS, typically with the assistance of a panel of experts. At its option, the producer may also submit a “GRAS Notification” to the FDA. Although FDA no longer officially recognizes the GRAS status of ingredients through a petition and regulation process, a lack of FDA objection within 90 days to such a GRAS Notification is widely recognized as important evidence of GRAS status.

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

Many of the Food Group products are being marketed pursuant to GRAS self-affirmation. The Food Group believes that most products for which it has retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. Thereafter, the group decides whether self-affirmation procedures, and a GRAS notification will be appropriate. Certain of the Company’s products may require a Food Additive Petition and in the event that one is required, the Company may elect to sell or license its rights to another party.

Countries other than the U.S. also regulate the sale of food ingredients. Regulations vary substantially from country to country, and the Company takes appropriate steps to comply with such regulations as necessary.

The Food Group endeavours to comply in all material respects with applicable environmental regulations. Some of the key regulations include:

Air Quality – regulated by EPA and certain city/state air pollution control groups. Emission reports are filed annually.

Waste Treatment/Disposal – solid waste is either disposed of by a third-party or in some cases the Company has a permit to haul and land apply. Agreements exist with local city sewer districts to treat waste at specified levels of Biological Oxygen Demand (BOD) and Total Suspended Solids (TSS).

Sewer – agreements with the local city sewer districts to treat waste at specified limits of BOD and TSS. This requires weekly/monthly reporting as well as annual inspection.

Hazardous Chemicals – various reports are filed with local city/state emergency response agencies to identify potential hazardous chemicals being used in our facilities.

Storm Water – All facilities are inspected annually and must comply with an approved storm water plan to protect water supplies.

Bioterrorism Compliance – We are currently complying with the four recognized and approved sections of the Bioterrorism Preparedness and Response Act of 2002.

All of the Company’s manufacturing facilities and warehouses are registered with the FDA.

All imported materials are shipped in compliance with the notification systems that alert both FDA and customs before the materials enter the country.

We have the necessary processes and controls in place that provide for an additional level of traceability of all raw materials from the supplier to the immediate subsequent recipient of the finished products.

We also recognize and have the necessary programs that allow the FDA the right to seize any article of food if they have credible evidence that it may be a threat to the health and wellbeing of the intended recipient.

RESEARCH AND DEVELOPMENT – SUNOPTA FOOD GROUP

The Food Group has developed a number of new soy ingredients and alternatives to accommodate new product adaptation of these ingredients into various food items. The expanding interest to incorporate soy-based foods in consumers’ diets creates numerous opportunities to develop soy ingredients that can be incorporated into food developer’s menu items. The Food Group continues to research products and processing systems that are required to serve the growing natural and organic food markets and continues to expand in areas such as organic oils and organic snack coatings.

In recent years, the Food Group has expanded its product portfolio to include fibers, brans, wheat germ and other texturizing agents that can be used along with its soy-derived ingredients to improve the nutritional content of a variety of foods. Many of these ingredients can be used in products that help address the industry’s need to respond to the growing epidemic of obesity in North America and elsewhere by replacing fat, sugars and other calorie-dense components of food. These ingredients can be used in products which qualify for a “whole grain” claim by augmenting the insoluble and soluble fiber content of foods. In 2004, fibers and brans realized significant usage in products that were reformulated to reduce carbohydrate content, more popularly known as “low carb.”

In addition to the development of basic ingredients and blends of ingredients, the Food Group has a staff of highly trained and experienced food scientists and engineers dedicated to resolve its customer formulation challenges. Applications and technical service support provided by the Group to its customers includes all aspects of food product development from concept to commercial launch as well as ongoing manufacturing support. In 2004, engineering capabilities were enhanced to meet the growing needs of the Group in this area. The Group also enhanced resources in the areas of quality control and regulatory compliance.

INTELLECTUAL PROPERTY – SUNOPTA FOOD GROUP

The nature of a number of the Food Group’s products and processes requires the Company to create and maintain a number of patents and trade secrets. The Group’s policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the U.S. and in selected foreign jurisdictions.

The Group’s success will depend, in part, on its ability to protect its products and technology under U.S. and international patent laws and other intellectual property laws. The Company believes that it owns or has the right to use all proprietary technology necessary to manufacture and market its products under development. There is always a risk that patent applications relating to the Company’s products or technology will not result in patents being issued or that current or additional patents will afford protection against competitors with similar technology.

The Company also relies on trade secrets and proprietary know-how and confidentiality agreements to protect certain of its technologies and processes. Even with the steps taken the Company’s outside partners and contract manufacturers could gain access to the Company’s proprietary technology and confidential information.

EMPLOYEES – SUNOPTA FOOD GROUP

The Food Group has approximately 910 full-time employees. There are no unions within the Food Group.

PROPERTIES – SUNOPTA FOOD GROUP

The Food Group operates from eighteen processing facilities (14 owned, 4 leased) in seven U.S. states and one Canadian province. The Group also owns and leases a number of office and distribution locations and also leases and utilizes public warehouses to satisfy its storage needs. For more details please see Item 2. - Properties.

OPTA MINERALS GROUP (“Opta Minerals” or the “Opta Minerals Group”)

Opta Minerals is a vertically integrated producer, manufacturer, distributor and recycler of silica-free loose abrasives, industrial minerals, specialty sands and related products for use primarily in the foundry, steel, marine/bridge cleaning and municipal water filtration industries. The Opta Minerals Group has experienced solid growth since July 1995, with a compound annual growth rate of 12.8% over that period, through a combination of internal growth and successfully integrated strategic acquisitions to become one of the dominant regional suppliers of silica-free loose abrasives in a number of select markets on the east coast of North America.

Opta Minerals has grown steadily since 1995 through a combination of internal growth and strategic acquisitions in Eastern Canada and the Eastern and Southeastern United States. The Opta Minerals Group has completed a number of acquisitions over the past five years and opened operating facilities in Louisiana, South Carolina and Maryland. The Opta Minerals Group has been able to successfully integrate these new businesses into the existing operations and financial management systems, creating synergies that have increased revenues and profit margins. The Company has invested in improving its plant equipment and infrastructure and has been able to reduce costs while growing its production capabilities. As a result, Opta Minerals is currently well-positioned to expand current operations with modest capital expenditures.

This Group started with the initial acquisition of Barnes Environmental and Industrial in 1995. In 2000, George F. Pettinos (Canada) Limited (PECAL) and Temisca, Inc. were acquired followed by the acquisitions of Virginia Materials and 51% of International Materials in 2001. In late 2002, the 49% minority interest in International Materials was also acquired. In 2004 Distribution A&L was required.

Industry Overview

Opta Minerals competes primarily in the silica-free abrasives and other industrial minerals industry, focusing to date on select markets in Eastern North America. In contrast to the Western European market which has recently experienced a period of significant consolidation, the North American marketplace for abrasives and industrial minerals is characterized by a large number of smaller businesses and no single dominant competitor. For the most part, these companies tend to operate in local markets as opposed to on a large regional or national basis.

Opta Minerals’ principal product lines include the following: (i) silica-free abrasives; (ii) other industrial minerals; and (iii) specialty sands and other products and services.

MAJOR DEVELOPMENTS DURING 2004 – OPTA MINERALS GROUP

Opta Minerals Initial Public Offering

On February 17, 2005 Opta Minerals Inc., a wholly–owned subsidiary of SunOpta, completed an initial public offering and raised approximately Cdn $17,012,000 in net proceeds, including an over-allotment option granted to the underwriters. SunOpta’s ownership was reduced to 70.8% from 100% of the outstanding common shares including the fully exercised over-allotment options.

The initial public offering consisted of 4,500,000 units at an initial offering price of Cdn $4.00 per unit. Each unit consisted of one common share and one-half of a common share purchase warrant of Opta Minerals Inc. The over-allotment option allowed the purchase by the underwriters of an additional 450,000 common shares at $3.99 and 225,000 additional warrants at $.01 per each per half warrant. The shares and warrants are listed on the Toronto Stock Exchange under the symbols “OPM” and “OPM.WT”, respectively.

Opta Minerals intends to use the proceeds for strategic acquisitions of, or investments in new products, technologies, and businesses that expand or complement Opta Minerals business and for general corporate purposes. Opta Minerals also repaid Cdn $5,000,000 to SunOpta relating to intercompany loans.

Acquisition of Distribution A&L

In April 2004, Opta Minerals acquired the outstanding shares of Distribution A&L — 9017-0382 Québec Inc. (“Distribution A&L”). See acquisitions during 2004 and 2003 for a complete description.

Acquisition of Certain Assets of Foster Dixiana Corporation

In April 2004, Opta Minerals acquired certain assets of an abrasive facility in Hardeeville, South Carolina for the purpose of improving the cost-effective supply of silica-free abrasives to the North Carolina, South Carolina, Florida and Georgia markets. Since the acquisition of these assets, the facility has been upgraded and operations restructured to meet Opta Minerals’ processing standards and attain U.S. Military Qualified Products List (QPL) approvals, and has commenced the supply of silica-free abrasives to customers in the servicing area. This facility is a large processing location that facilitates cost-effective supply of abrasives to shipyards in the Southeastern United States.

Construction of Abrasives Facility in Baltimore, Maryland

In September 2004, Opta Minerals completed construction of an abrasives processing facility located in Baltimore, Maryland. This facility is strategically located to exploit an exclusive source of quality raw materials located in the area, thus providing a low cost supply to service the marine, bridge cleaning and general abrasives industries. This facility began operations in October 2004.

Both the Hardeeville and Baltimore facilities were in a development phase during 2004 and as a result were not accretive to earnings.

Products

Silica-Free Abrasives - Opta Minerals abrasive products are primarily sold into the shipbuilding, ship repair and bridge cleaning markets, as well as for many other industrial applications. Significant silica-free abrasive products produced by Opta Minerals include Barshot/Crystalgrit, BlackBlast, EconoBlast EbonyGrit Garnet and other specialty abrasives.

Other Industrial Minerals - Opta Minerals Group sells other industrial mineral products primarily to the foundry and steel industries. Significant industrial minerals products produced by the Group include Chromites and Zircons, Clays, Coated Sands, and Foundry Pre-mixes.

Specialty Sands and Other Products and Services - Opta Minerals also generates revenues from the sale of specialty sands and other products and technical services. Opta Minerals specialty sands include silica products which are sourced, processed and packaged from the Group’s quarries located in St. Bruno de Guigues, Québec. The silica sands produced by the Group are not sold for use as an abrasive material. Significant specialty sands and other products and services of Opta Minerals include Filtration and Industrial Sands, Golf Bunker Sand, Silica (not sold for loose abrasive applications), coloured sand, technical services and recycling of used and spent abrasives

The Group produces, manufactures, distributes and recycles silica-free abrasives and other industrial minerals to the foundry, steel, marine/bridge cleaning and municipal water filtration industries and recycles inorganic materials. The patented and sole source abrasives produced by the Group are free of silica, making them a clean, efficient and recyclable alternative to traditional abrasives. Recycling operations are conducted at Waterdown, Ontario and Norfolk, Virginia. This is an important service that the Group provides to its customers which results in the reuse of materials that would otherwise be sent directly to landfills. The Group also continually focuses on new product innovation. Opta Minerals maintains laboratory facilities and works with local universities and research centres to evaluate product quality and develop new products.

Properties

The Group’s operations encompass and service much of the east coast of North America, with production facilities located in Louisiana, South Carolina, Virginia, Maryland, New York, Ontario and Québec, allowing the Group to maintain a strong customer base throughout North America by providing economic supply and timely delivery of the Group’s products and services to its customers. In addition to its manufacturing facilities, Opta Minerals also owns and operates distribution and packaging centres in Lachine and Drummondville, Québec. The Group has built or acquired facilities at locations along the east coast of the United States where major shipbuilding, ship repair and bridge cleaning activities are concentrated. The Group’s multiple facilities allow for fast and economic service and have enabled them to broaden its silica-free abrasive product lines to supply wider markets and applications from these facilities.

The Temisca specialty sand operation located in St. Bruno de Guigues, Québec provides the Group with an economic, high-quality source of specialty sands for non-abrasive applications including water filtration applications, golf course bunkers and other commercial applications. Due to an unusual natural deposit of silica sand, strong quality control, extensive research and development and marketing efforts, Opta Minerals has effectively positioned itself in the markets it serves as a high-quality producer of specialty silica sand products.

For more details, please see Item 2-Properties.

Competition

The industry is characterized by a number of small, regionally-based niche companies with limited product lines tending to focus on geographically adjacent markets. Opta Minerals competition varies by product line, customer classification and geographic market.

Opta Minerals conducts business throughout North America with a focus on key regions including the Québec-Detroit corridor, New York, Virginia, Georgia, Florida and the Louisiana Gulf region, all of which are areas of high volume ship repairs and bridge cleaning activities. The Group is competitive in abrasive and value-added products in other areas such as Michigan, New Jersey and Ohio. Opta Minerals also competes against a variety of competitors servicing the foundry, steel, abrasive, water jet and filtration industries. Each of these product categories is normally served by as many as three competitors. Opta Minerals competes through a combination of exceptional product quality and customer service combined with competitive pricing in these markets.

Suppliers

Opta Minerals purchases raw materials and resale products from approximately 850 suppliers. While the Group has several alternative sources of supply for many of the inputs it requires, it also has several key supplier relationships. Opta Minerals utilizes a number of exclusively sourced raw materials which provide high-quality and highly effective products including specular hematite, clays, beach and rock garnets, chromites and industrial specialty sands. Opta Minerals believes that it maintains good relationships with all of its key suppliers.

Opta Minerals obtains its key abrasive raw materials such as coal slag, copper slag, nickel slag, specular hematite and garnet, primarily from Canadian and U.S. mines and a U.S. power plant. EbonyGrit, a product produced from copper slag is supplied exclusively by a Canadian mining and refining company. Specular hematite reserves at the current mine supplier are estimated to be sufficient to supply the Group’s needs for many years. BlackBlast, a product produced from coal slag is supplied on an exclusive basis by a U.S. power plant and other suppliers where the raw material is acceptable. Opta Minerals produces industrial garnet derived from a waste mining stream at its Keeseville, New York facility. In addition, the Company has an exclusive agreement with a supplier in China to market its garnet in North America.

Regulation

Opta Minerals business primarily involves the handling of inorganic and mineral based materials. These types of materials are generally benign and do not give rise to environmental issues. Accordingly, to date there has been low potential for environmental liabilities to arise. Almost all of the Group’s environmental regulation is standard to the industry with the exception of certain permits required in Ontario and Virginia to recycle various types of solid waste. The Ontario Ministry of Environment has the right to inspect the Waterdown, Ontario site and review the results of third party monitoring and perform its own testing. Similar rights of inspection exist at the facility in Norfolk, Virginia. At both locations, Opta Minerals is subject to monthly reporting and periodic audits as well as having a financial bond in place with the respective governments should there be a contamination.

Since the formation of the business in 1995, Opta Minerals has been in material compliance with all applicable environmental legislation and has not been subject to any actions by regulatory authorities. Based on known existing conditions, all of the Group’s facilities are currently in material compliance with all environmental permitting requirements of the local authorities and are reviewed on an annual basis. These permits generally cover air and ground water at those facilities where applicable. Absent any currently unforeseen changes to applicable legislation, Opta Minerals anticipates that future costs relating to environmental compliance will not have a material adverse effect on its financial position.

Employees

The Opta Minerals Group has been successful in identifying, attracting and retaining talented employees with relevant technical and industry expertise. In particular, the Group has assembled an experienced management team with a diverse and complementary set of skills and experience, both within and from outside of the industry.

As of December 31, 2004 the Group had 101 employees including eleven employees in sales and marketing, eleven in corporate administration and finance, eight in customer service, seven in engineering and plant management, four in research and development and quality control, three in purchasing and the remainder in production. This also includes ten seasonal employees for work related to the quarry operations in St. Bruno de Guigues, Québec.

Opta Minerals is a party to a collective agreement with the Teamsters Local Union No. 879 covering 15 employees in Waterdown, Ontario. The current three-year agreement expires in June 2005. Management of Opta Minerals considers relations with the union to be good. Opta Minerals has never experienced a labour disruption or work stoppage.

STAKETECH STEAM EXPLOSION GROUP

The Company has developed a steam explosion technology known as the “StakeTech System”, including process engineering and the required hardware.

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

StakeTech’s steam explosion business is not affected by seasonality.

MAJOR DEVELOPMENTS DURING 2004 - STEAM EXPLOSION GROUP

For the past several years the Steam Explosion Group has focussed its marketing efforts on the production of pulp for paper from non-woody fibers and the production of celluose derivatives. The Steam Explosion Group started in 2004 pursuing a number of food based applications with both external parties and internally through the Company’s SunOpta Food Group and bio-fuel opportunities specifically related to the production of ethanol. In 2004, Steam Explosion Group continued the efforts to market our pulping systems to China through our agent, Pacitec Inc. The effort continues with other clients in China as well as investigating the opportunity to set up a pilot plant in China.

The Steam Explosion Group has delivered the Preliminary Engineering for several biomass to ethanol plants and are currently in negotiations to provide detailed engineering and equipment supply for these plants. Also substantially all of the revenues in 2004 have come from research and development, applications development and preliminary engineering work related to producing ethanol from biomass. Work continues on the development of the processing of Steam Explosion as applied to food applications both with internal and external clients.

Competition

The Company believes the ability of StakeTech Systems to operate at high pressure presents advantages in terms of reducing chemical requirements and improving product yields is an advantage within the industry that the technology is being marketed.

The Company’s success in marketing to these industries will depend on the extent to which the StakeTech System can be shown to have advantages over the technology of existing suppliers. These existing suppliers include Ahlstrom, Kvaerner, Metso and Andritz. The Company is aware of other groups that are attempting to develop and market new pulping processes.

It is anticipated that competition from suppliers of alternative systems and equipment in these markets will be strong and that the potential advantages for the StakeTech System will have to be demonstrated.

Suppliers

Waste biomass such as straw is currently available in abundant supply in many parts of the world. If other economic uses for waste biomass increase, the Company may find that the supply of such raw materials is reduced and this could have a materially adverse effect on the Company’s steam explosion technology business.

In respect of the manufacturing of the customized steam explosion technology systems, the Company provides equipment fabricators with detailed drawings and equipment specifications. All major equipment components have at least two alternate suppliers.

Regulation

StakeTech steam explosion technology may use chemicals in addition to steam to treat fibrous material. This technology does not generally produce appreciable pollutants and the Company believes that its existing facilities are in full compliance with applicable laws concerning the environment. To date the Company has not found it necessary to spend significant amounts in order to comply with applicable environmental laws. It is anticipated that future sales or licenses of the Company’s technology will be made where the StakeTech System is but one part of a larger process, as for example in the manufacture of pulp or biofuels. In these instances, the overall project may be subject to federal, state or local provisions regulating the discharge of materials into the environment. Compliance with such provisions may result in significant increases in the costs associated with the overall project.

Proprietary Technology

The Company recognizes that there exists a threat of others attempting to copy the Company’s proprietary StakeTech System and/or appropriate the technology. To mitigate this risk, the normal business practice of the Group includes the signing of confidentiality agreements with all parties to which confidential information is supplied including all customers and licensees. The Company also holds several patents on its equipment and process technology.

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

Financial Exposure Related to Bonding and Guarantees

To enter markets such as China, the Company expects to have to provide substantial performance guarantees in the form of process guarantees and equipment guarantees. These guarantees will need to be backed by bank guarantees and/or surety bonds. The Company endeavours to reduce the associated risks, however there will always remain a possibility that the Company’s guarantees or bonds could be called, rightfully or wrongfully and/or the equipment supplied fails to meet the guarantees and warranties provided resulting in potential financial losses to the Company.

Research and Development

During 2004, research and development activities related to client specific investigations and focused on the production of pulp from straw from China and other food based and biofuel applications.

Employees

The StakeTech Steam Explosion Group has 6 full time employees; 2 engaged in technical support, systems design, 3 in R&D, and 1 engaged in marketing, sales and engineering. Since the division subcontracts out the production of its equipment, it does not anticipate significantly increasing the size of its work force until it receives a contract for its equipment. The Group hired additional people in 2004 related to research and customer contracts in the development of the technology for bio-fuel and food based applications.

CORPORATE SERVICES GROUP

The corporate office of SunOpta is located in owned premises in Norval, Ontario. Eighteen staff are employed in a variety of management, financial and administration roles.

Environmental Hazards

The Company believes, with respect to both its operations and real property, that it is in material compliance with environmental laws at all of its locations and specifically with the requirements of its Certificate of Approval issued by the Ontario Ministry of the Environment and Energy on the Opta Minerals property in Waterdown, Ontario.

Employees

As of December 31, 2004 the Company had 1,035 employees broken out by division below:

Divisions	Number of Employees

Food Group	910
Opta Minerals	101
StakeTech Steam Explosion and Corporate Service Group	24
Total	1,035
25

Item 2. Properties SunOpta Food Group The Company operates from the following major locations which are owned unless otherwise noted:

Location	State/Province	Group/Sub Group	Description

Norval	Ontario	Corporate Head Office/Steam Explosion and Packaged Products	Corporate head office and laboratory facilities, Canadian Packaged Products
Minnetonka (Lease) (1)	Minnesota	Corporate Services	IT Corporate
Bedford	Massachusetts	SunOpta Ingredients	Head office and development center
Louisville (Leased) (2)	Kentucky	SunOpta Ingredients	Oat fiber production
Cedar Rapids	Iowa	SunOpta Ingredients	Oat fiber production
Cambridge	Minnesota	SunOpta Ingredients	Oat fiber production
Alexandria	Minnesota	SunOpta Ingredients	Ingredient processing
Bertha	Minnesota	SunOpta Ingredients	Drying and blending
Fosston	Minnesota	SunOpta Ingredients	Processing and drying
Afton	Wyoming	SunOpta Ingredients	Soymilk processing
Galesburg	Illinois	SunOpta Ingredients	Starch based production and ingredients blending
Aptos (Leased) (3)	California	SunOpta Ingredients	Head office Organic Ingredients
Richmond (Leased) (4)	British Columbia	Distribution	Office, distribution and warehousing
Toronto (Leased) (5)	Ontario	Distribution	Office, distribution and warehouse
Toronto (Leased) (6)	Ontario	Distribution	Office, distribution and warehouse
Burnaby (Leased) (7)	British Columbia	Distribution	Office, distribution and warehousing
Toronto (Leased) (8)	Ontario	Distribution	Distribution
Leonard (Leased) (9)	Quebec	Distribution	Distribution
Alexandria	Minnesota	Packaged Products	Aseptic Packaging
Summerland (2 Leased) (10)	British Columbia	Packaged Products	Head office and processing facility
Omak (Leased) (11)	Washington	Packaged Products	Processing, warehouse and distribution
Wahpeton	North Dakota	Packaged Products	Processing, warehouse and distribution
Hope	Minnesota	Grains and Soy Products	Head office and grain processing
Cresco	Iowa	Grains and Soy Products	Milling
Breckenridge	Minnesota	Grains and Soy Products	Grain processing and distribution
Goodland	Kansas	Grains and Soy Products	Grain processing and distribution
Edson (Land Lease) (12)	Kansas	Grains and Soy Products	Grain processing and distribution

(1)	Lease has an expiry date of April 2009.	(2)	Lease has an expiry date of July 2005.
(3)	Lease has an expiry date of December 2006.	(4)	Lease has an expiry date of September 2007.
(5)	Lease has an expiry date of January 2010.	(6)	Lease has an expiry date of July 2008.
(7)	Lease has an expiry date of August 2009.	(8)	Lease has an expiry date of December 2006.
(9)	Lease has an expiry date of December 2005.	(10)	Leases have an expiry date of November 2007
			and September 2016 respectively.
(11)	Lease has an expiry date of April 2008.	(12)	Lease has an expiry date of December 2006.

Opta Minerals Opta Minerals operates from the following major locations which are owned unless otherwise noted:

Location	State/Province	Group	Description

Waterdown	Ontario	Opta Minerals	Group head office, processing and distribution
Lachine	Quebec	Opta Minerals	Distribution Center
Bruno de Guiges	Quebec	Opta Minerals	Specialty sands
New Orleans (Leased) (1)	Louisiana	Opta Minerals	Abrasives processing
Norfolk (Leased) (2)	Virginia	Opta Minerals	Processing and distribution
Keeseville (Leased) (3)	New York	Opta Minerals	Garnet processing and distribution
Baltimore (Leased) (4)	Maryland	Opta Minerals	Abrasives processing
West Columbia	South Carolina	Opta Minerals	Abrasives processing
St-Germain de Grantham	Quebec	Opta Minerals	Distribution center

(1)	Lease has an expiry date of December 2005.

(2)	Lease has an expiry date of October 2010 and an option to purchase for $2 million before October 2006.

(3)	Lease has an expiry date of September 2010.

(4)	Lease has an expiry date of December 2008.

StakeTech Steam Explosion Group and Executive Offices

The Company’s Executive Head Office, StakeTech Steam Explosion Group and Canadian Packaged Group operations are located at 2838 Bovaird Drive West, Norval, Ontario, a property owned by the Company.

Item 3. Legal Proceedings

One of the Company’s subsidiaries, SunRich LLC (formerly SunRich Inc.) filed a claim against a supplier for failure to adhere to the terms of a contract. On July 29, 2004 a judgement was awarded in favour of SunRich by a federal court jury in the United States District Court for the District of Oregon. The supplier countersued the Company for breach of contract however, as part of this judgement these counter-claims were dismissed. On February 8, 2005, the supplier filed an appeal which is believed by management to be without merit. Included within other income and expense for the year ending December 31, 2004 is recorded a pre-tax gain of $2,646,000 relating to this judgement. The gain has been recorded within the Packaged Group. Included within other assets is a receivable of $3,343,000 representing a judgement awarded and recovery of legal fees and interest relating to the suit.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s shareholders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Equity Securities

The Company’s common shares trade in U.S.$ on The Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol STKL, and in Cdn$ under the symbol SOY on the Toronto Stock Exchange. The following table indicates the high and low bid prices for SunOpta’s common shares for each quarterly period during the past two years as reported by Nasdaq. The prices shown are representative inter-dealer prices, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

Trade Prices on Nasdaq (U.S. Dollars)

2004	HIGH	LOW

First Quarter	$11.05	$8.25
Second Quarter	$11.45	$7.08
Third Quarter	$8.85	$5.25
Fourth Quarter	$8.00	$5.85

2003	HIGH	LOW

First Quarter	$4.04	$2.90
Second Quarter	$7.06	$3.87
Third Quarter	$11.15	$5.07
Fourth Quarter	$10.25	$7.10

The following table indicates the high and low bid prices for SunOpta’s common shares for each quarterly period since the company’s listing on the Toronto Stock Exchange.

Trade Prices on TSX (Canadian Dollars)

2004	HIGH	LOW

First Quarter	$10.20	$7.00
Second Quarter	$11.88	$7.30
Third Quarter	$14.85	$9.52
Fourth Quarter	$14.52	$10.47

2003	HIGH	LOW

First Quarter	$5.95	$4.50
Second Quarter	$9.65	$5.75
Third Quarter	$15.03	$8.82
Fourth Quarter	$13.74	$8.32

At December 31, 2004, the Company has approximately 650 shareholders of record.

SunOpta has never paid dividends on its common stock and does not anticipate paying dividends for the foreseeable future. The receipt of cash dividends by United States shareholders from a Canadian corporation, such as SunOpta, may be subject to Canadian withholding tax.

Issuance of securities and use of proceeds

Options and warrants exercised during the year

During the year ended December 31, 2004, employees and directors exercised 232,437 common share options and an equal number of common shares were issued for net proceeds of $777,000.

During the year ended December 31, 2004, 3,206,350 warrants were exercised and an equal number of common shares were issued for net proceeds of $7,907,740.

During the year ended December 31, 2004, 76,329 shares were issued as part of the employee stock purchase plan for net proceeds of $438,850.

In February 2005 Opta Minerals Group a reporting segment of SunOpta completed an initial public offering with net proceeds of approximately $13,944,000 (Cdn $17,012,000) including the over-allotment option granted to the underwriters that was executed in March 2005.

Use of Proceeds

The funds raised through the exercise of options and warrants were used for general business purposes including working capital, debt repayment and capital expenditures in existing businesses and for the Food Group acquisitions completed in 2004. The funds raised in 2005 by the Opta Minerals IPO will be used by Opta Minerals Inc. for strategic acquisition in new products, technologies, and businesses that expand or compliment Opta Minerals business and for general corporate purposes. Opta Minerals also repaid approximately $4,098,000 (Cdn $5,000,000) of intercompany loans to SunOpta.

Item 6. Selected Financial Data

The following information has been summarized from the Company’s consolidated financial statements.

Summary (expressed in thousands of U.S. dollars, except per share amounts)

United States GAAP

	2004	2003	2002	2001	2000

Revenues	306,251	199,099	120,898	92,362	68,445
Net earnings	11,016	8,966	3,701	(231)	1,869
Total assets	220,172	173,756	114,929	79,708	61,450
Long-term debt (including current portion)	35,822	25,036	36,656	16,648	21,044
Other long-term obligations (including current portion)	2,780	2,331	5,056	4,487	2,673
Basic earnings per share	$0.20	$0.19	$0.09	$(0.01)	$0.08
Diluted earnings per share	$0.20	$0.18	$0.09	$(0.01)	$0.08
Cash dividends	—	—	—	—	—

Exchange rates (U.S. GAAP)

Period end	1.2020	1.2965	1.5776	1.5490	1.5000
Average rate	1.3013	1.4007	1.5703	1.5928	1.4852
29

Item 6. Selected Financial Date continued Canadian GAAP

	2004	2003	2002	2001	2000

Revenues	306,251	199,099	120,898	89,822	63,821
Net earnings	9,730	8,697	3,766	19	2,118
Total assets	220,172	173,756	115,287	80,061	58,304
Long-term debt (including current portion)	35,822	25,036	36,656	16,648	19,811
Other long-term obligations (including current portion)	2,780	2,331	5,056	4,487	2,516
Basic earnings per share	$0.18	$0.19	$0.09	$0.00	$0.09
Diluted earnings per share	$0.18	$0.18	$0.09	$0.00	$0.09
Cash dividends	—	—	—	—	—

Note: The above table for the years 2000 to 2001 have been converted from Canadian dollars to U.S. dollars at a rate of convenience of $1.00 U.S. to $1.5928 CDN.

 Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

The Company’s 2004 Consolidated Financial Statements include the results of the organization’s three principal operating groups: the SunOpta Food Group (Food Group) accounting for approximately 89% of 2004 revenues, processes, packages and distributes a wide range of natural, organic and specialty food products via its vertically integrated operations with a focus on soy, oat fiber, sunflower and natural and organic food products; Opta Minerals Group (Opta Minerals) 10.5% of 2004 revenues, processes, distributes and recycles silica free loose abrasives, industrial minerals, specialty sands and related products and the StakeTech Steam Explosion Group (StakeTech Steam Explosion) accounting for less than 1% of 2004 revenues, markets proprietary non-wood processing technology with significant licensing and application potential in the pulp, food processing and bio-fuel industries. All operating groups are growth oriented ethical businesses, focused on environmental responsibility and the health and well being of its communities.

During the year, the Company expanded its reporting segment of the Food Group and has further defined this segment into Grains and Soy Products Group (Grains Group), the foundation of the Food Group, specializing in bringing a number of identity preserved, non-genetically modified and organic grains and related agronomic services to market with a core focus in soy, sunflower, corn, rice and oats; SunOpta Ingredients Group (Ingredients Group), specializing in the technical processing of specialty food ingredients, with a focus on non-genetically modified, natural, functional and organic offerings; Packaged Products Group (Packaged Group) which includes an aseptic packaged products business focused on the production of soymilk and other beverage products, a healthy convenience food business, a U.S. branded packaged products business, and a Canadian packaged products business; and finally, the Canadian Distribution Food Group (Distribution Group) focused on building a Canadian national natural, organic, kosher and specialty food distribution system. The results of operations for the expanded reporting segments have been disclosed for 2004 and 2003, but 2002 results have not been expanded due to reporting constraints.

The Management’s Discussion and Analysis (MD&A), detailed below, is presented in six parts, Critical Accounting Estimates, Results of Operations 2004 versus 2003 and 2003 versus 2002, Recent Accounting Developments, Liquidity and Capital Resources, Business Outlook and Risks and Uncertainties, and should be read in conjunction with the December 31, 2004 Consolidated Financial Statements and accompanying notes. Business outlook and risks and uncertainties can be found in Part II Item 5 of this document.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require judgment on the part of management and are based on the Company’s historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as the business of the Company and the business environment generally changes. The use of estimates is pervasive throughout the Company’s financial statements. The following are the accounting estimates which management believes to be most important to the business of the Company.

Revenue recognition

i)	SunOpta Food Group

Grain revenues are recorded when title is transferred which is usually at time of shipment. Revenues from custom processing services are recorded upon provision of services and upon completion of quality testing. All other Food Group revenues are recognized when title is transferred which is usually upon the shipment of product or at the time the service is provided to the customer.

ii)	Opta Minerals Group

Revenues from the sale of silica free loose abrasives, industrial minerals, specialty sands and related products are recognized upon the sale and shipment of the related minerals. Revenues from recycling activities are recognized upon the sale and shipment or the disposal of non-hazardous material received.

iii)	StakeTech Steam Explosion Group

The percentage of completion method is used to account for significant contracts in progress when related costs can be reasonably estimated. The Company uses costs incurred to date as a percentage of total expected costs to measure the extent of progress towards completion.

License fees related to the right to sell the Company’s technologies are recorded as revenues over the term of the license, when collectibility is reasonably assured.

Accounts Receivable

The Company’s accounts receivable primarily includes amounts due from its customers. The carrying value of each account is carefully monitored with a view to assessing the likelihood of collection. An allowance for doubtful accounts is provided for as an estimate of losses that could result from customers defaulting on their obligation to the Company. In assessing the amount of reserve required, a number of factors are considered including the age of the account, the credit worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions. Because the amount of the reserve is an estimate, the actual amount collected could differ from the carrying value of the debt. Note 3 of the 2004 Consolidated Financial Statements provides an analysis of the movements in the allowance for doubtful accounts.

Inventory

Inventory is the Company’s largest current asset. The Company’s inventory consists primarily of finished goods held for sale. Inventories are valued at the lower of cost, valued on a first-in, first-out basis, or estimate net realizable value except certain grain inventories that are carried at market value. SunOpta assesses the net realizable value of its inventory on a regular basis by reviewing, on an item-by-item basis, the realizable value of its inventory, net of anticipated selling costs. If it is management’s judgment that the selling price of an item must be lowered below its cost in order for it to be sold, then the carrying value of the related inventory is written down to the net realizable value. A number of factors would be taken into consideration in assessing the net realizable value including the quantity on hand, age and expiration, historical sales, consumer demand and preferences. Depending on market conditions, the actual amount received on sale could differ from management’s estimate.

Impairment of Goodwill & Other Intangible Assets

In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (‘FASB 142’), the Company evaluates its goodwill for impairment on an annual basis or whenever indicators of impairment exist. FASB 142 requires that if the carrying value of a reporting unit for which goodwill exists exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the reporting unit goodwill exceeds the “implied fair value” of reporting unit goodwill.

As discussed in the notes to the financial statements, the Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceed their carrying value, and as a result no impairment of goodwill has been recorded. Goodwill of $34,050,000 is recorded in the financial statements as at December 31, 2004.

During the year the Company wrote off impaired trademarks with a pre-tax value of $2,250,000. This intangible was obtained on the acquisition of First Light Foods in 2001. In the fourth quarter the Company made the decision to focus all future soy and rice shelf-stable beverage packaging efforts in supplying existing customers only and to market aseptic packaging capabilities to the rapidly growing private label market. The private label market in North America has grown substantially in recent years as retailers recognize the benefit of generating consumer loyalty with an in-house brand. As a result, the Company has de-emphasized the use of brands in the soy and rice shelf-stable beverage market, and have written-off the value of these trademarks recorded on the balance sheet.

Accrued Expenses and Other Assets

The Company is constantly required to make estimates of future payments that will be made and received which relate to current and future accounting periods. These estimates range from things such as accrued but unpaid wages and bonuses, estimates of capital taxes and estimates of amounts receivable under legal suits. In establishing appropriate accruals and receivable balances, management must make judgements regarding the amount of the disbursement or receipts that will ultimately be incurred or received. In making such assessments, management uses historical experience as well as any other special circumstances surrounding a particular item. The actual amount paid or received could differ from management’s estimate.

Income Taxes

The Company is liable for income taxes in the United States and Canada. In making an estimate of its income tax liability the Company must first make an assessment of which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on the Company’s balance sheet. The Company also makes an estimate on the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. Management assesses the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses which they can be applied to, the number of years based on management’s estimate it will take to use the tax assets and any other special circumstances. If different judgements had been used, the Company’s income tax liability could have been different from the amount recorded. In addition, the taxing authorities of those jurisdictions upon audit may not agree with the Company’s assessment. Note 12 of the 2004 Consolidated Financial Statements provides an analysis of the movements in the valuation allowance.

Results of Operations

Change to U.S. GAAP

As of January 1, 2004, SunOpta changed the basis of financial statement preparation from generally accepted accounting principles in Canada to those generally accepted in the United States. This change was made as a majority of the Company’s operations and shareholders are located in the U.S. As a result of this change comparative financial statement balances and related notes have been amended to reflect the change to U.S. GAAP. Note 18 to the Consolidated Financial Statements reconciles differences between U.S. and Canadian GAAP.

2004 Operations Compared With 2003 Operations

Certain prior year figures have been adjusted to conform with the current year presentation and segmented reporting.

Consolidated

Revenues for the year ended December 31, 2004, increased by 53.8% to $306,251,000 from $199,099,000 in 2003. The Company’s net earnings for the year ended December 31, 2004 were $11,016,000 or $0.20 per basic common share (diluted - $0.20) compared to $8,966,000 or $0.19 per basic common share (diluted - $0.18) in 2003, an increase of 22.9%. The revenue increase of $107,152,000 is attributable to a $98,915,000 increase in revenue from the Food Group, an increase of $7,411,000 in revenue from the Opta Minerals Group, and an increase in revenue attributable to the StakeTech Steam Explosion Group of $826,000.

Net earnings before interest expense and income taxes (including foreign exchange) in the year ended December 31, 2004 were $15,666,000 compared to $11,909,000 in 2003, an increase of $3,757,000 or 31.5%. The increase is attributable to both the Food Group and Opta Minerals Group, which increased by $4,024,000 or 36.9% and $1,007,000 or 39.0%, respectively, when compared to 2003. The increase was partially offset by a net increase in Corporate and StakeTech Steam Explosion Group costs of $1,274,000 or 81.4% when comparing to 2003. The individual segments are described below within segmented operations information.

Interest expense decreased to $1,437,000 in the year ended December 31, 2004 from $1,942,000 in 2003. The decrease in interest expense is a result of more favourable interest rates being made available to the company after the completion of the equity financing in August 2003, which was partially offset by the increase in the Company’s banking facility during July 2004. Generally, interest expense was higher in 2003 due to the loss on extinguishment of debt of $183,000 relating to an early redemption of the convertible debenture and the increase in borrowings prior to the equity financing which was completed in 2003, to support acquisitions and internal growth.

The provision for income taxes in 2004 reflects the reversal of valuation allowance against loss carry forwards relating to certain U.S. and Canadian operations since their utilization is now considered more likely than not. Without this reversal the tax rate would have been approximately 33.8%. The effective tax rate was 22.1% in 2004 compared to 10.0% in 2003.

Canadian readers should note that due to differences between Canadian and U.S. GAAP, net earnings for the year ended December 31, 2004 under Canadian GAAP were $9,730,000 or $0.18 per basic common share (diluted - $0.18) versus a $8,697,000 or $0.19 per basic common share (diluted - $0.18) in 2003. Note 18 to the 2004 Consolidated Financial Statements itemizes these differences.

During the fourth quarter ended December 31, 2004 revenues increased to $82,663,000 compared to $54,663,000 in the comparable 2003 quarter. The Company’s net earnings for the quarter were $353,000 or $0.01 per basic common share (diluted - $0.01) compared to $3,197,000 during the fourth quarter of 2003 or $0.06 per basis common share (diluted - $0.06).

The fourth quarter was impacted by a general slow-down in the low-carb food ingredient market which affected the oat fiber sales and margins, a weak market for custom-blended dairy ingredients, operating issues related to improving yields in the production of rice-based aseptic beverages, increased competition in the Distribution Group, the non-cash write-off of trademarks noted above of pre-tax $2,250,000, and the impact of Sarbanes-Oxley, Opta Minerals Initial Public Offering and other smaller one-time costs. These items were partially offset by a recovery of income taxes in the quarter reflecting the adjustment to an annual effective rate of 22% for the year.

Segmented Operations Information

SunOpta Food Group

The Food Group contributed $272,722,000 or 89.1% of the Company’s total consolidated 2004 revenues versus $173,807,000 or 87.3% in 2003. Of the Food Group revenues recognized in 2004, the Grains Group accounted for $84,293,000 or 30.9%, the Ingredients Group accounted for $69,766,000 or 25.6%, the Packaged Group accounted for $42,717,000 or 15.7% and the Distribution Group accounted for $75,946,000 or 27.8% of Food Group revenue. Approximately $86,375,000 of the $98,915,000 increase in revenues is attributable to the acquisitions completed throughout 2003 & 2004. Internal growth within the Food Group was 13.2%, calculated on a consistent basis and includes revenues of acquired businesses integrated from the date of acquisition compared to the same period in the previous year. Note 2 of the 2004 Consolidated Financial Statements provides further details on the 2003 & 2004 acquisitions.

Gross profit in the Food Group increased by $20,918,000 in 2004 to $51,004,000 or 18.7% of revenues compared to $30,086,000 or 17.3% of revenues in 2003. The increase in gross profit reflects the improved product mix, pricing and cost reduction efforts. Higher margins have been seen particularly in the Distribution Group, which has become a more significant segment within the Food Group.

Selling, general and administrative expenses increased to $30,395,000 or 11.1% of revenues in 2004 from $16,980,000 or 9.8% of revenues in 2003. The increase of $13,415,000 is due primarily to acquisitions completed in 2003 and 2004 of $18,677,000, partially offset by certain synergies and cost reduction programs implemented throughout the Group. Warehouse and distribution costs increased by $3,651,000 or 154.4% in 2004 to $6,016,000, compared to $2,365,000 in 2003. The increase is due to acquisitions completed within the Distribution Group in 2003 & 2004. Warehousing and distribution expenses related to manufacturing operations are included within cost of sales.

Other income within the Food Group was $325,000 in 2004 and $153,000 in 2003. Other income for 2004 is inclusive of $2,646,000 gain on a legal award recognized in the second quarter offset by $2,250,000 related to the write-off of trademarks in the fourth quarter.

Resulting earnings before interest expense and income taxes in the Food Group were $14,918,000 in 2004 compared to $10,894,000 in 2003. The Grains Group accounted for $2,101,000, the Ingredients Group accounted for $7,790,000, the Packaged Group accounted for $1,427,000 and the Distribution Group accounted for $3,600,000 of the net earnings before interest expense and income taxes of the Food Group. Readers should be advised that internal product transfers between the groups are accounted for at cost. See the individual segments within the Food Group below for commentary related to Food Group activities and 2005 outlook.

Grains & Soy Products Group

The Grains Group contributed $84,293,000 in revenues in 2004 versus $60,322,000 in 2003, a 39.7% increase. Revenues were favourably impacted by the acquisition of Sigco Sun Products in late 2003 totalling $29,070,000 (including significant internal growth) and increases in IP Corn sales, Organic Feed and Food Ingredient sales. These increases were offset by revenue decreases attributable to the short soybean and commodity corn crop in 2003 caused by draught and insect damage which was reflected in the 2004 revenue. The decrease is also attributable to a reduction of liquid soy base sales, as a major customer continues to increase internal processing capacity.

Gross margin in the Grains Group increased by $1,105,000 in 2004 to $8,795,000 or 10.4% of revenues, as compared to $7,690,000 or 12.7% of revenues in 2003. The decrease in gross profit margins is related to reduced margins on soybean and corn crop revenues due to limited supply causing cost increases especially in the later half of 2004, fixed revenue contracts in organic feed which had a significant impact in the year and decreased revenues of liquid soy base which has an inherent higher margin rate. The decrease was offset by the sunflower product lines acquired through the Sigco Sun Products acquisition which had higher gross margins than other grain products.

Selling, general and administrative expenses increased to $6,688,000 in 2004 versus $4,681,000 in 2003. The increase is due primarily to the Sigco Sun Products acquisition completed in 2003. Foreign exchange loss was recognized in 2004 of $110,000. The 2004 and 2003 other income (expense) amount of $104,000 and ($264,000) respectively, primarily related to the sale of non-core assets during the respective years.

Earnings before interest expense and income taxes in the Grains Group was $2,101,000 in 2004, compared to $2,745,000 in 2003, due to the factors noted above.

During the year the Company completed an upgrade at the Hope, Minnesota grain processing facility, which expanded both the shipping and grain segregation capabilities. The Company also completed an expansion of the warehouse capabilities at the Breckenridge, Minnesota location and will be implementing state-of-the-art sunflower processing capabilities during the first half of 2005. This technology will further upgrade the product quality and sorting capabilities and will be extremely important as the Company expands further into the international sunflower market.

The soy crop for 2004 was significantly improved over 2003 due to improved growing conditions. The Company expects to be able to avoid some of the late season supply issues experienced in 2004, as there were no reported effects of the soy-rust on the 2004 soy crop. 2004 was another good year for the corn crop and the Company does not anticipate any corn supply issues throughout 2005.

Late season wet weather in the northern part of the U.S. and Canada did impact the sunflower crop for 2004 from these growing areas, however the Grains Group does source supply in Kansas, Colorado, Wyoming and Texas, and these areas were not impacted by the wet northern weather conditions. The Company is well positioned versus many competitors in the industry and expects to realize another good year in the sunflower business. In late 2004, the Company entered into an agreement to jointly operate a sunflower business in Hungary and successfully harvested the first crop in Europe. This business venture will enable the Company to improve its competitiveness in the European market. As part of the Hungary agreement, the Company has an option to acquire the balance of this business and intends to expand into Europe over the next several years.

SunOpta Ingredients Group

The Ingredients Group contributed revenues of $69,766,000 in 2004 as compared to $49,949,000 in 2003, a 39.7% increase. The increase in revenue is attributable to increased sales of oat fiber, custom blends, technical processing and the acquisition of Organic Ingredients in September 2004. Oat fiber increases of $8,392,000 resulted from the demand generated by low carb diets and fiber enriched foods and were supported by increased capacity at the Company’s Cambridge facility and the newly acquired facility in Cedar Rapids, Iowa. An increase of $2,230,000 in dairy blends was realized due to increased volumes and pricing compared to the prior year. An increase in technical processing of $2,404,000 is due to capital initiatives completed during the year. Organic Ingredient accounts for $5,634,000 of the increase, primarily in the fourth quarter.

Gross margin in the Ingredients Group increased by $3,473,000 in 2004 to $15,696,000 or 22.5% of revenue compared to $12,223,000 or 24.5% of revenue in 2003. The gross margin has been positively influenced by increased revenues of key products offset by reduced margins within oat fiber especially in the latter part of the year, due to lower pricing to maintain market share, the impact of start-up issues related to the new bran and germ capabilities and the acquisition of Organic Ingredients in the fourth quarter, which has inherently lower margins.

Selling, general and administrative expenses increased to $7,799,000 in 2004 versus $7,536,000 in 2003. The increase is due to the acquisition of Organic Ingredients in the third quarter of 2004.

Other income (expenses) in 2004 was ($190,000) compared to $294,000 in 2003. The expenses in 2004 are related to the closure of the St. Thomas facility and costs incurred to prepare the Bedford facility for sale, partially offset by gains recognized on the sale of the Bedford and Geneva facilities. The 2003 gain is a result of an amount recognized on a discharged liability. In 2004, the Ingredients group had a foreign exchange gain of $83,000 compared to a loss of $184,000 in 2003. As the Canadian based St. Thomas facility is now closed, future exchange gains and losses within this group will be minimal.

Earnings before interest expense, income taxes and minority interest in the Ingredients Group were $7,790,000 in 2004 as compared to $4,797,000 in 2003, due primarily to the factors noted above.

As previously, noted the demand for low-carb products has leveled off and in some instances declined. Many of the Company’s customers reduced their demand for oat fiber utilized in low-carb applications, as they have either suspended new low-carb product development or are continuing to work through inventories built-up in prior quarters. The Company is also experiencing significant competitive pricing pressure in this market and is aggressively defending its market share. These factors had a significant impact on the Company’s fiber facilities and the operating results of the Ingredients Group in the fourth quarter. However, fiber enriched foods are growing and represent a significant opportunity going forward.

In hand with fiber fortification opportunities the Company has recently expanded its focus on international markets for oat fiber and have added a dedicated international sales resource to drive this business. In addition, the Company is assessing a number of options to establish oat fiber processing in international markets. The Company continues to actively develop its processes and research and development to expand its line of fiber offerings, including the development of both soluble fibers and insoluble fibers derived from sources other than oat.

Packaged Products Group

The Packaged Group contributed revenues of $42,717,000 in 2004 versus $38,465,000 in 2003, an increase of $4,252,000 or 11.1%. Revenues were favourably impacted by the acquisitions completed in 2003 of Kettle Valley and Dakota Gourmet of $5,658,000, increased Canadian packaged revenues of $1,184,000 offset by a year over year decline of $2,590,000 in aseptic packaged and consumer products. The aseptic packaged and consumer products revenues have been affected by the Company’s largest customer who has changed its ordering patterns and another significant customer whose volumes were lower due to making a decision to concentrate on a private label program during the year.

Gross margin in the Group decreased by $592,000 in 2004 to $5,374,000 or 12.6% of 2004 revenues compared to $4,782,000 or 12.4% in 2003. The gross margin percentage in the year included a reduction in contribution due to a decline in sales of certain aseptic products including the effects of fixed overhead absorption, product mix and inventory write downs relating to the Canadian Packaged Products partially offset by higher margins in the acquired businesses.

Selling, general and administrative expenses increased to $4,288,000 in 2004 versus $2,043,000 in 2003. The increase is primarily due to the acquisitions made in the healthy convenience food sector.

Included in 2004 net earnings is an amount classified as other income of $2,646,000 which relates to a gain recognized in relation to a suit the Company filed against a supplier for failure to adhere to the terms of a contract. This lawsuit is currently being appealed and management believes the appeal is without merit. In addition, an impaired trademark relating to an intangible asset recognized on the acquisition of First Light Foods in 2001 was written off for an amount of $2,250,000. Note 15(a) and 7(a) of the 2004 Consolidated Financial Statements provide further details of the law suit & intangible write off. Other expenses including foreign exchange effects in 2004 was $38,000, compared to $276,000 in 2003.

Earnings before interest expense and income taxes in the Packaged Group were $1,427,000 in 2004 compared to $2,463,000 in 2003 due to the factors noted above.

The Company completed the installation and commissioning of a third Tetra Quart filler at its aseptic packaging facility in late 2004 and in January 2005, the Company also completed a 45,000 square foot warehouse expansion and office consolidation at this facility. The expansion included robotic palletizing equipment which is expected to generate operating efficiencies and assist in a further reduction in operating costs. While the efforts required to commission these two major capital expansion projects had significant impacts on the operations and margins at this facility in the fourth quarter, the Company is confident that the facility is well positioned for the future. Rice-based aseptic beverages are a growing opportunity and the Company is now comfortable that it has optimized its rice beverage processing capabilities. While operating margins did not meet expectations in the fourth quarter, revenues are increasing and the Company expects margins to follow in 2005.

The Company’s Kettle Valley fruit bar operations grew significantly in the fourth quarter of 2004 due primarily to private label contracts. Production expansions were required to meet the additional demand from these facilities. The bulk of these improvements were completed in the quarter and the Company is now focused on expanding its sales efforts to fill the expanded capacity. In 2005, the Company will be introducing a new packaging design to a number of new products to meet the needs of health conscious consumers.

Canadian Distribution Food Group

The Distribution Group contributed revenues of $75,946,000 in 2004 versus $25,071,000 in 2003, an increase of $50,875,000 or 202.9%. Revenues were favourably impacted by acquisitions completed in 2003 (Pro Organics) and 2004 (Supreme Foods, Distribue-Vie, Snapdragon and Kofman-Barenholtz) and internal growth within the grocery segment, however hampered by certain integration issues related to the Toronto and Montreal-based operations.

Gross margin increased by $15,748,000 in 2004 to $21,139,000 as compared to $5,391,000 in 2003. The increase in gross profit was attributable to acquisitions and the synergies recognized in the Company’s previously existing and acquired businesses.

Warehousing and distribution costs increased to $6,016,000 in 2004 versus $2,365,000 in 2003, which reflects the impact of acquisitions and cost of certain integration issues experienced in the third quarter of 2004. Selling, general and administrative expenses increased to $11,620,000 in 2004 versus $2,208,000 in 2003. The increases noted are due primarily to the acquisitions noted above.

Other income including exchange gains in 2004 were $97,000 compared to $23,000 in 2003.

Earnings before interest expense and income taxes in the Distribution Group were $3,600,000 in 2004 as compared to $889,000 in 2003, due to the factors noted above.

In just over two years the Company has grown its Distribution Group from zero to an exit rate in 2004 of approximately $105,000,000, distributing 7,000 natural and organic products and 5,000 kosher products. Early in 2005, the Company completed its new state-of-the-art, environmentally friendly, 135,000 square foot warehouse in Toronto and have moved the operations of Supreme Foods Limited and Snapdragon Natural Foods into this facility. Later this year, the Company will complete the consolidation of its Eastern Canada grocery operations when it integrates Kofman-Barenholtz into this facility. The development of this facility was a major focus for the Company’s operations during the fourth quarter. Although the Company has seen additional competition in the marketplace, it continues to see many opportunities to grow its distribution business via expanded services to its customers and suppliers in the coming months and expects this business to continue to grow in 2005.

Opta Minerals

Opta Minerals contributed $32,242,000 or 10.5% of the total Company’s consolidated revenues in the year ended December 31, 2004, compared to $24,831,000 or 12.5% in 2003. Opta Minerals intends to become a dominant supplier of silica free abrasives and other industrial minerals with a wide product line and broad geographic distribution. As part of this strategy Opta Minerals acquired Distribution A&L in April 2004, a Company which specializes in the distribution of specialty abrasives. The increase in revenue from 2003 to 2004 is due the following factors; the acquisition of Distribution A&L which accounts for approximately $1,484,000 of the increase, improved abrasive and mineral sales, increased bridge cleaning and foundry revenues at the Waterdown and Lachine locations, the introduction of new product lines and increased ship cleaning and repair activity at the Virginia and Louisiana facilities. Opta Minerals also acquired the assets of an abrasive facility in Hardeeville, South Carolina in the second quarter of 2004 and in the third quarter of 2004 completed construction of an additional abrasives facility in Baltimore, Maryland.

Gross profit in Opta Minerals was $7,021,000 in 2004 versus $5,132,000 in 2003. As a percentage of revenues, gross margin increased to 21.8% for the current year from 20.7% in 2003. The increase in margin is due primarily to the Distribution A&L acquisition and increased margin rates due to increased revenues from U.S. operations.

During the fourth quarter of 2004, the Baltimore and Hardeeville facilities were commissioned. The start-up costs related to these facilities were expensed in 2004 and impacted fourth quarter earnings. However, these operations will form the basis for the Group’s rapid growth in 2005.

Selling, general and administrative expenses increased to $3,058,000 or 9.5% in revenues in 2004 from $2,605,000 or 10.5% in revenues in 2003 an increase of $453,000. The increases relate to the acquisition of Distribution A&L, increased headcount as a result of the Baltimore and Hardeeville expansions and additional staff and costs as the Group prepared for the initial public offering competed in early 2005.

Other income (expense) including foreign exchange movements increased to ($376,000) in 2004 versus other income and foreign exchange expense of $53,000 in 2003. The increase was due to costs incurred in the first quarter relating to the rationalization of the Hamilton facility and certain costs incurred in the later part of the year relating to the ‘Initial Public Offering’ of common shares of Opta Minerals Inc.

Earnings before interest expense and income taxes were $3,587,000 in 2004 versus $2,580,000 in 2003. A significant number of growth opportunities lay ahead for the Opta Minerals Group which may now be invested in by using the funds received in the initial public offering completed in February 2005.

StakeTech Steam Explosion Group and Corporate

Revenues of $1,287,000 in 2004, versus $461,000 in 2003, were primarily derived from pre-engineering and research and development work with Abengoa Bio Energy on processes to be utilized in the production of ethanol fuel. The 2003 revenue relates to licence fees that were recognized. There have been no license fees recognized in 2004.

Gross margin in the StakeTech Steam Explosion Group was $414,000 in 2004 versus $460,000 in 2003. As a percentage of revenues, gross margin was 31.9% in 2004 from 99.8% in 2003. Gross margin recognized in 2003 was attributed to license fees which had no associated service costs.

Selling, general and administrative expenses were $3,772,000 in 2004 compared to $3,479,000 in 2003. The increase was a result of payroll expenses and increased costs associated with a growing public company including the addition of in-house legal counsel, internal audit functions and compliance costs related to Sarbanes Oxley. In addition, the Company incurred increased personnel and associated costs within the StakeTech Steam Explosion Group in anticipation of additional bio-fuel contracts and work related to the use of steam technology in food applications, offset by increased management fees to the operating groups.

Other income inclusive of foreign exchange was $519,000 in 2004 versus $1,454,000 in 2003. Both years included foreign exchange gains of $539,000 and $1,287,000 respectively, due to the appreciation of the Canadian dollar.

The StakeTech Steam Explosion Group and Corporate loss before interest expense and income taxes was $2,839,000 in 2004 versus $1,565,000 in 2003 as a result of the factors above.

The StakeTech Steam Explosion Group will continue to work on a series of contracts with Abengoa Bio Energy related to the development and commercialization of processes to be utilized in the production of ethanol. In 2005, the Group will continue to pursue a number of food based opportunities including the development of this technology in the production of the Company’s own fibers. The potential ethanol, food and pulping applications present significant opportunities for the future of this technology.

2003 Operations Compared With 2002 Operations

Consolidated

Revenues for the year ended December 31, 2003, increased by 64.6% to $199,099,000 from $120,898,000 in 2002. The Company’s net earnings for the year ended December 31, 2003 were $8,966,000 or $0.19 per basic common share (diluted - $0.18) compared to $3,701,000 or $0.09 per basic common share (diluted - $0.09) in 2002, an increase of 142%.

The revenue increase of $78,201,000 is attributable to a $77,488,000 increase in revenue from the Food Group, an increase of $409,000 in revenue from Opta Minerals, and an increase in revenue attributable to StakeTech Steam Explosion of $304,000.

Net earnings before interest expense and income taxes in the year ended December 31, 2003 were $11,909,000 compared to $5,513,000 in 2002, an increase of $6,396,000 or 116%. The increase is attributable to the Food Group, which increased by $6,405,000 or 143% and net decrease in Corporate and StakeTech Steam Explosion costs of $275,000 (including the effect of foreign exchange gains) or 15%, partially offset by a reduction in Opta Minerals of $284,000 or 9%.

Interest expense increased to $1,942,000 in the year ended December 31, 2003 from $1,413,000 in 2002. The increase in interest expense reflects the loss on extinguishment of debt of $183,000 relating to the early redemption on the convertible debenture by the Company and the increase in borrowings prior to the equity financing completed in the year, to support acquisitions and internal growth.

The provision for income taxes in 2003 reflects the reversal of a valuation allowance against loss carry forwards relating to certain U.S. operations since their utilization is now considered more likely than not. Without this reversal the tax rate would have been approximately 28%. The effective tax rate was 10% in 2003 compared to 9.7% in 2002.  Canadian readers should note that due to differences between Canadian and U.S. GAAP, net earnings for the year ended December 31, 2003 under Canadian GAAP were $8,697,000 or $0.19 per basic common share (diluted - $0.18) versus $3,766,000 or $0.09 per basic common share (diluted - $0.09) in 2002. Note 18 to the 2004 Consolidated Financial Statements itemizes these differences.

Segmented Operations Information

SunOpta Food Group

The SunOpta Food Group contributed $173,807,000 or 87.2% of the Company’s total consolidated revenues in 2003 versus $96,319,000 or 79.6% in 2002. The increase in revenues as a percentage of total revenues reflects the Company’s commitment to natural and organic foods and aggressive acquisition and internal growth strategies. Of the revenues recognized in 2003, the Grains & Soy Products Group accounted for $60,322,000 or 34.7% of Food Group revenue, the SunOpta Ingredients Group accounted for $49,949,000 or 28.7% of Food Group revenue, and the Packaged Products Group accounted for $38,465,000 or 22.2% and the Canadian Distribution Food Group accounted for $25,071,000 or 14.4% of Food Group revenue.

The increase of $77,488,000 or 80.5% in SunOpta Food Group revenues was due to an increase in grain revenues of $13,377,000 an increase in revenues of aseptic soy and packaged products of $9,709,000 due to increased demand, in addition to the acquisitions (including internal growth on base revenues subsequent to their acquisition) of Opta Ingredients, Organic Kitchen, Wild West and Simply Organic in 2002 and the acquisitions of Sigco Sun Products, Pro Organics, Kettle Valley and Sonne Labs in 2003 totalling $58,707,000. These increases were partially offset by decreases in certain soy ingredients revenues of $1,790,000, decrease in dairy blending revenue of $1,139,000 due to normal fluctuations in this business, decrease in certain toll processing revenue of $819,000 and decreases in certain other consumer products of $551,000.

Gross profit in the SunOpta Food Group increased by $16,889,000 in 2003 to $30,086,000 or 17.9% of revenues compared to $13,197,000 or 13.7% of revenues in 2002. The increase in gross profit reflects the higher gross profit margins of certain acquired businesses and improvements in efficiencies and volumes at the Company’s aseptic packaging operation, partially offset by the significant increase in grain sales which is a lower margin business.

Selling, general and administrative expenses including warehousing and distribution costs increased to $19,345,000 or 11.1% of revenues in 2003 from $9,155,000 or 9.5% of revenues in 2002. The increase of $10,190,000 is due primarily to acquisitions completed in 2002 and 2003 of $10,945,000, partially offset by certain cost reduction programs implemented throughout the Group.

Net earnings before interest expense and income taxes in the SunOpta Food Group were $10,894,000 in 2003 compared to $4,489,000 in 2002. The Grains & Soy Products Group accounted for $2,745,000 the SunOpta Ingredients Group accounted for $4,797,000, the Packaged Products Group accounted for $2,463,000 and the Canadian Distribution Food Group accounted for $889,000 of the net earnings before interest expense and income taxes of this group. Readers should be advised that internal product transfers between Groups are accounted for at cost.

Opta Minerals

Opta Minerals contributed $24,831,000 or 12.4% of the total Company’s consolidated revenues in the year ended December 31, 2003, compared to $24,422,000 or 20.2% in 2002. Improved abrasive and mineral sales from the Canadian operations of $993,000 were partially offset by weak abrasive sales in the U.S. East coast as a result of reduced ship repair activity of $823,000. Specialty sands revenues, including coated sands, water filtration sands and garnets improved by $239,000 over the same period in 2002.

Gross profit in Opta Minerals was $5,132,000 in 2003 versus $6,112,000 in 2002. As a percentage of revenues, gross margin decreased to 20.7% from 25.0% in 2002. The decrease in margin is partially due to the shift in revenues to the Canadian operations, which have inherently lower margins versus abrasive sales in the U.S., and a reallocation of certain plant operating costs from selling, general and administrative expenses to cost of goods sold in 2003 of approximately $404,000 (after adjustment for the reallocation, 2002 gross margin was 23.3%).

Selling, general and administrative expenses decreased to $2,605,000 or 10.5% in revenues in 2003 from $3,258,000 or 13.3% in revenues in 2002 a decrease of $653,000. The decrease is primarily due to the reallocation noted above of $404,000, and cost reduction programs implemented throughout the Group.

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

Interest and other income increased to $168,000 in the year ended December 31, 2003 from ($212,000) recognized in 2002. The gains recorded in 2003 are primarily attributable to a gain on sale of non-core property of $134,000..

Corporate foreign exchange gains in 2003 increased to $1,287,000 from $209,000 in 2002, resulting primarily from the translation of net assets held in Canada due to the appreciation of the Canadian dollar during the year.

Net loss before interest expense and income taxes was $1,565,000 for 2003, compared to a net loss before interest expense and income taxes of $1,840,000 in 2002.

Recent Accounting Developments

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim reporting period beginning after June 15, 2005, which is the third quarter of fiscal 2005. The Company has not yet assessed the impact on adopting this new standard. The impact of complying with the standard is disclosed in note 1 of the consolidated financial statements.

Liquidity and Capital Resources (at December 31, 2004)

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At December 31, 2004, the Company has availability under certain lines of credit of approximately $29,000,000. A revolving acquisition line is also available with maximum draws up to $10,000,000.

The Company obtains its long term financing through its credit agreement with a syndicate of lenders. The Company may expand this credit agreement, and/or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes as required.

The Company has the following sources from which it can fund its operating 2005 cash requirements:

•	Cash and cash equivalents.

•	Available operating lines of credit.

•	Cash flows generated from operating activities.

•	Cash flows generated from receipts of options currently in-the-money and the employee stock purchase plan.

•	Additional long term financing based on securitization of existing assets.

In order to finance significant acquisitions, the Company may need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a target term debt to equity ratio of 0.60 to 1.00 versus the current position of 0.25 to 1.00.

The Company anticipates being able to obtain long term financing in view of its current financial position and past experience in the capital markets.

New Financing Arrangement Replacing Existing Lines of Credit and Long Term Debt

During 2004, the Company amended and restated its credit agreement which syndicated the financing arrangement to a group of banks including existing lenders and increased the term loan from $18,700,000 to $35,000,000 (current balance $33,400,000). In addition, the U.S. line of credit facility was increased by $8,500,000 to $17,500,000. The Company also secured a $10,000,000 revolving acquisition facility to finance future acquisitions and capital expenditures. No draws have been made on this facility. The term loan is repayable quarterly and has been extended to June 30, 2008. All credit facilities bear interest at various reference rates including U.S. bank prime, U.S. LIBOR and/or Canadian bank prime plus a premium based on certain financial ratios of the Company. These are collateralised by a first priority security against substantially all of the Company’s assets in both Canada and the United States.

In February, 2005 the Company amended its credit agreement for the primary purpose of releasing all secured collateral relating to Opta Minerals in anticipation of the initial public offering.

Opta Minerals Inc. has also received a term sheet with a Canadian chartered bank that has committed to provide the Company with a operating facility of up to Cdn $5,000,000 and a term facility for up to Cdn $7,000,000.

Other debt facilities were entered into during the year including debt issued with the acquisition of Supreme Foods and certain capital leases. These have been disclosed in Note 9 of the 2004 Consolidated Financial Statements.

Cash flows – 2004 compared to 2003

Net cash and cash equivalents decreased ($13,909,000) during fiscal 2004 (2003 – increase of $14,978,000) to $8,081,000 as at December 31, 2004 (2003 - $21,990,000).

Cash provided by operations after working capital changes was $10,756,000 for the year ended December 31, 2004 (2003 – $1,926,000), including the use of funds for non-cash working capital of ($10,170,000) (2003 – $11,992,000). This utilization consists principally of an increase in accounts receivable ($7,466,000), an increase in inventories ($6,730,000), an increase in prepaid expenses and other current assets of $275,000 and income taxes recoverable of ($314,000) and a decrease in customer and other deposits ($1,347,000), offset by a an increase in accounts payable and accrued liabilities of $5,962,000. The usage of cash flows to fund working capital in 2004 reflects the increase in working capital requirements required to fund the rapid growth in operations.

Cash used in investment activities of $44,039,000 in 2004 (2003 – $21,624,000), reflects cash used to complete acquisitions, net of cash acquired, of $27,284,000 (2003 – $17,594,000), net acquisitions of property, plant and equipment of $13,260,000 (2003 – $7,139,000) and an increase in other assets of $3,495,000 (2003 - $nil), offset in the prior year by decreases in short-term investments and payment received on a note receivable totalling $3,109,000 (2004 - $nil).

Cash provided by (used in) financing activities was $18,828,000 in the year ended December 31, 2004 (2003 – $34,187,000), consisting primarily of net proceeds from the issuance of common shares of $9,125,000 (2003 - $56,601,000), from the exercise of stock options and warrants during the year and a net increase in borrowings under long-term debt of $10,197,000 (2003 – net decrease of ($15,791,000)), net decrease in operating lines of credit of $nil (2003 – $5,531,000), payment of deferred purchase consideration to the former owner of Virginia Materials of ($260,000) (2003 – ($602,000)), and payments under other financing activities of ($234,000) (2003 – ($490,000)).

Cash flows – 2003 compared to 2002

Net cash and cash equivalents increased $14,978,000 during fiscal 2003 (2002 – $3,648,000) to $21,990,000 as at December 31, 2003 (2002 - $7,012,000).

Cash provided by operations after working capital changes was $1,926,000 for the year ended December 31, 2003 (2002 – $72,000), reflecting the use of funds for non-cash working capital of ($11,992,000) (2002 – use of funds of ($6,919,000)). This utilization consists principally of an increase in accounts receivable ($3,484,000), an increase in inventories ($4,976,000), an increase in prepaid expenses and other current assets and income taxes recoverable of ($2,730,000), a decrease in customer and other deposits of $1,357,000 and a decrease in accounts payable and accrued liabilities of $2,159,000. The usage of cash flows to fund working capital in 2003 reflects the increase in working capital requirements required to fund the rapid growth in operations.

Cash used in investment activities of $21,624,000 in 2003 (2002 – $18,546,000), reflects cash used to complete acquisitions, net of cash acquired, of $17,594,000 (2002 - $21,919,000) and net acquisitions of property, plant and equipment of $7,139,000 (2002 - $4,464,000), offset by a decrease in short-term investments of $2,038,000 (2002 - $ 6,307,000) and payments received on a note receivable of $1,071,000 (2002 - $1,425,000).

Cash provided by financing activities was $34,187,000 in the year ended December 31, 2003 (2002 – $22,031,000), consisting primarily of net proceeds from the issuance of common shares of $56,601,000 (2002 - $2,091,000), primarily from the public and private offerings in August 2003, offset by net repayment of long-term debt facilities of $15,791,000 (2002 - net borrowings of $17,943,000), net decrease in operating lines of credit of $5,531,000 (2002 – net increase of $2,757,000), payment of deferred purchase consideration to the former owner of Virginia Materials of ($602,000) (2002 – (982,000)), deferred financing costs and the purchase and redemption of preference shares of subsidiary companies of ($490,000) (2002 – ($222,000)).

Business Outlook

The natural and organic foods industries in the North American market are currently estimated by Management to be in excess of $10 billion growing at a rate of 10 to 20% annually. While a large number of companies compete within specific segments of the market, there are relatively few companies as well positioned as SunOpta to take advantage of this rapidly growing market.

Based on current market projections and annualized results of the acquisitions completed in 2004, the Company expects revenues in 2005, excluding additional potential acquisitions, to be approximately $385,000,000, a 26% increase over 2004. In addition, the Company’s business plan includes strategies and initiatives designed to improve the underlying performance of the operations and to improve the quality of earnings. Specifically, the Company is looking to improve the strategic synergies across its Food operations, vertically integrating wherever possible. Initiatives to improve the productivity of the operations include, plant rationalization programs, continued training and development of employees, consolidated procurement and internal services programs and consolidated information and accounting systems to provide better analysis and timely decision-making.

The Company expects to continue its rapid growth through an effective balance of internal growth and acquisitions, all in support of its vertically integrated field to table strategy. Maintaining liquidity and having available sources of cash will be imperative if the Company is to continue to grow. At December 31, 2004 the Company had $8,081,000 in cash and approximately $29,000,000 in unused bank lines for a total of $35,081,000 in cash availability. The Company also has an unused acquisition line of $10,000,000. The Company’s remaining cash and unused lines plus cash generated from operations are sufficient to finance capital maintenance estimated at $4,500,000, annual debt service of $4,819,000 and payment of the remaining current portion of long-term payables of $1,548,000, plus finance targeted internal growth and acquisitions. Additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a target debt to equity ratio of no greater than 0.6 to 1 versus the current position of 0.25 to 1. If the Company’s current operating lines were maximized to full borrowing base metrics and long term debt was increased to 0.6 to 1 debt to equity ratio, incremental funds for growth in excess of $75,000,000 should be available.

The table below sets out the Company’s obligation under its long-term debt, long term payables, operating and capital leases at December 31, 2004:

	2005	2006	2007	2008	2009 and thereafter	Total

Long term debt &
capital leases	4,819,000	4,688,000	5,285,000	20,883,000	147,000	35,822,000
Operating leases	4,461,000	4,107,000	3,309,000	2,395,000	2,336,000	16,608,000
Long-term payables	1,548,000	186,000	158,000	158,000	730,000	2,780,000

	10,828,000	8,981,000	8,752,000	23,436,000	3,213,000	55,210,000

This table does not include certain contingent consideration related to acquisitions in 2002, 2003 and 2004 that may become payable if predetermined profit target are achieved.

Risks associated with rapid growth are detailed below:

The Company will continue to devote significant effort to increase returns on capital by improving its investment in working capital and capital projects with increased accountability and measurement.

Risks and Uncertainties

The Common Shares of the Company are speculative in nature and involve a high degree of risk. Accordingly, in analyzing an investment in these securities, prospective investors should carefully consider the following risk factors, together with all of the other information appearing, or incorporated by reference, in this document, in light of his or her particular financial circumstances and/or investment objectives. These risk factors could materially and adversely affect the Company’s future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to the Company.

We Need Additional Capital to Maintain Current Growth Rates

Over the last seven years the Company has had a compounded annual growth rate of 62%. Our ability to raise capital, through equity and/or debt financing, is directly related to our ability to continue to grow and improve returns from operations. Additional capital through equity financing may also result in additional dilution to our current shareholders and a decrease in our share price if we are unable to realize returns equal to or above our current rate of return. We will not be able to maintain our growth rate and our strategy as a consolidator within the natural and organic food industries without continued access to capital.

Exercise of Warrants and Stock Options, Participation in our Employee Stock Purchase Plan and Issuance of Additional Securities Could Dilute the Value of Our Common Shares

As of December 31, 2004, there are approximately 2,369,615 warrants and stock options outstanding to purchase Common Shares, with exercise prices ranging from $1.06 to $9.90 per Common Share. The exercise of these warrants and stock options could result in dilution in the value of our Common Shares and the voting power represented thereby. Furthermore, to the extent the holders of our warrants and stock options exercise such securities and then sell the Common Shares they receive upon exercise or upon the sale of common shares received as part of the employee stock purchase plan or the issuance of additional securities, our share price may decrease due to the additional amount of Common Shares available in the market. The subsequent sales of these shares could encourage short sales by our shareholders and others which could place further downward pressure on our share price. Moreover, the holders of our warrants and stock options may hedge their positions in our Common Shares by short selling our Common Shares, which could further adversely affect our stock price.

Consumer Preferences for Natural and Organic Food Products are Difficult to Predict and May Change

89% of our fiscal 2004 consolidated revenue was derived from the Food Group. Our success depends, in part, on our ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. A significant shift in consumer demand away from our products or products that utilize our integrated ingredients, or our failure to maintain our current market position could reduce our sales, which could harm our business. Consumer trends change based on a number of possible factors, including nutritional values, such as a change in preference from fat free to reduced fat to no reduction in fat; and a shift in preference from organic to non-organic and from natural products to non-natural products. These changes could lead to, among other things, reduced demand and price decreases, which could have a material adverse effect on our business.

We Operate in a Highly Competitive Industry

We carry on businesses in highly competitive product and geographic markets in the U.S., Canada and various international markets. The Grains Group and the Ingredients Group compete with large companies in the U.S. and various international commercial grain procurement marketers, major chemical companies with food ingredient divisions, other food ingredient companies, stabilizer companies and consumer food companies that also engage in the development and sale of food ingredients. The Food Group’s Packaged Group and Distribution Group

competes against other organic and natural food distributors, conventional food distributors and significantly larger food companies that provide specialty or high end packaged products. Many of these competitors have financial resources and staff larger than ours and may be able to benefit from economies of scale, pricing advantages and greater resources to launch new products that compete with our offerings. We have little control over and cannot otherwise affect these competitive factors. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, results of operations and financial condition will be materially impacted.

We Rely on Our Manufacturing Facilities

We own, manage and operate a number of manufacturing, processing and packaging facilities located throughout the U. S. and Canada. The Food Group operates from eighteen processing facilities (fourteen owned, four leased) in seven U.S. states and one Canadian province. Opta Minerals Group operates from seven locations (three owned, four leased) located throughout the U. S. and Canada. The StakeTech Steam Explosion Group operates its facilities at our corporate location in Norval, Ontario.

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

Volatility in the Prices of Raw Materials Could Increase Our Cost of Sales and Reduce Our Gross Margin

Raw materials used in the Food Group and Opta Minerals Group represent a significant portion of our cost of sales. Our cost to purchase these materials, such as organic grains and abrasive industrial minerals, from our suppliers can fluctuate depending on many factors, including weather patterns, economic and political conditions and pricing volatility. In addition, we must compete with competitors having substantially greater resources than us for limited supplies of these raw materials. If the cost of these materials increases due to any of the above factors, we may not be able to pass along the increased costs to our customers.

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

The Food Group has developed a number of new ingredients and alternatives to accommodate new product adaptations of these and other ingredients into various food items. The nature of a number of the Food Group’s products and processes requires us to create and maintain a number of patents and trade secrets. The Food Group’s policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the U.S. and in selected foreign jurisdictions.

Our trademarks and brand names are registered in the United States, Canada and other jurisdictions and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We rely on trade secrets and proprietary know-how and confidentiality agreements to protect certain of the technologies and processes used by the Food Group.

In addition, the StakeTech Steam Explosion Group holds a number of patents on its steam explosion process. We recognize that there exists a threat of others attempting to copy our proprietary steam explosion technology. To mitigate this risk, the normal business practice of this group includes the signing of confidentiality agreements with all parties to which confidential information is supplied including all customers and licensees. We also hold several patents on our equipment and process technologies.

We are Subject to Substantial Environmental Regulation and Policies

We are, and expect to continue to be, subject to substantial federal, state, provincial and local environmental regulation. There are specific regulations governing the recycling of solid waste material regulated by the Ontario Ministry of Environment and Energy and the Commonwealth of Virginia, Department of Environment Quality. Some of the key regulations include:

•	Air Quality – regulated by Environmental Protection Agency (EPA) and certain city/state air pollution control groups. Emission reports are filed annually;

•
Waste Treatment/Disposal – solid waste is either disposed of by a third-party or in some cases the Company has a permit to haul and apply the sludge to land. Agreements exist with local city sewer districts to treat waste at specified levels of biochemical oxygen demand (BOD) and total suspended solids (TSS);

•	Sewer – agreements with the local city sewer districts to treat waste as specified limits of BOD and TSS, which requires weekly/monthly reporting as well as annual inspection; and

•
Hazardous Chemicals – various reports are filed with local city/state emergency response agencies to identify potential hazardous toxic chemicals being used, including reports filed with the Department of Public Safety Emergency Response Commission in Minnesota and the Kentucky Emergency Response Commission.

Permits are required from various state, provincial and local authorities, including the Minnesota Pollution Control Agency, the Commonwealth of Virginia, Department of Environmental Quality and the Ontario Ministry of Environment related to air quality, storm water discharge, solid waste, land spreading and hazardous waste.

In the event that our safety procedures for handling and disposing of potentially hazardous materials in certain of our businesses were to fail, we could be held liable for any damages that result and any such liability could exceed our resources. We may be required to incur significant costs to comply with environmental laws and regulations in the future.  In addition, changes to environmental regulations may require us to modify our existing plant and processing facilities and could significantly increase the cost of those operations.

Our soymilk processing facility and aseptic packaging facility, both located in Alexandria, Minnesota, are currently not in complete compliance with the industrial permit limits for the discharge of industrial wastewater. To restore compliance, we have applied for increased discharge limits. We have installed a pretreatment system which came online in early 2004 and significantly modified a number of internal processes to reduce discharges. The Company is currently negotiating with the local sanitary district to obtain new permits for these facilities. If we fail to regain compliance through the foregoing actions, we could be required to reduce our discharge of such industrial wastewater to approved levels, which may force us to reduce production and/or transfer part of our production capabilities to other facilities.

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

In December 2000, the USDA adopted regulations with respect to a national organic labeling and certification program which became fully effective in October 2002. These regulations, among other things, set forth the minimum standards producers must meet in order to have their products labeled as “certified organic.” We currently manufacture and distribute a number of organic products that are covered by these new regulations. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. In addition, in January 2001, the FDA proposed new policy guidelines regarding the labeling of genetically engineered foods. These guidelines, if adopted, could require us to modify the labeling of our products, which could affect the sales of our products and thus harm our business. We could lose our “organic” certification if a facility becomes contaminated with non-organic materials or if we do not use raw materials that are certified organic. The loss of our “organic” certifications could materially harm our business, results of operations and financial condition.

Recently, a court decision in the Harvey vs. Veneman lawsuit ruled that three provisions in the US National Organic Program (NOP) relating to organic ingredients and animal feed were not valid. The Organic Trade Association (OTA) has learned that the decision could affect certified organic handlers that make organic products which use any of the materials listed in 205.605 (b) of the NOP regulations, including products in the “made with organic ingredients” category. The OTA has stated it would work with the US Department of Agriculture to help address these issues and is “optimistic that its members and others in the organic community can pull together to maintain the momentum for organic agriculture”. In addition, OTA is encouraging a rehearing of the case, is considering viable legislative options, and is pursuing with USDA other options that would maintain balance in the current regulations. However, as the ruling is new, the potential impact is, as yet, indeterminable.

Product Liability Suits, if Brought, Could Have a Material Adverse Effect on Our Business

As a manufacturer and marketer of natural and organic food products and environmental mineral products, we are subject to the risk of claims for product liability. If a product liability claim exceeding our insurance coverage were to be successfully asserted against us, it could materially harm our business.

Acceptance of StakeTech Steam Explosion Technology

The StakeTech Steam Explosion Group’s technology has yet to gain wide acceptance within the industry and, consequently, earnings can fluctuate from quarter to quarter. Its patented steam technology, while proven, has yet to develop a firm customer base. The success of this division will depend upon its ability to promote commercial acceptance of our steam explosion technology.

We Are Subject to Financial Exposure Related to Bonding and Guarantees

For the StakeTech Steam Explosion Group to enter international markets, we expect to have to provide substantial performance guarantees in the form of process guarantees and equipment guarantees. These guarantees will need to be backed by bank guarantees and/or surety bonds. We endeavor to reduce the associated risks, however there will always remain a possibility that our guarantees or bonds could be called, rightfully or wrongfully and/or that the equipment supplied fails to meet the guarantees and warranties provided resulting in potential financial losses.

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

Loss of Our Key Customer Could Materially Reduce Revenues and Earnings

We have one customer, The Hain Celestial Group, whose purchases from SunOpta in fiscal 2004 amounted to approximately 8% of our revenue. As a result of this concentration of our customer base, the loss or cancellation of business from The Hain Celestial Group could materially and adversely affect our business, financial condition or results of operations.

Our Operating Results and Share Price are Subject to Significant Volatility

Our net sales and operating results may vary significantly from period to period due to:

•	changes in our operating expenses;

•	management’s ability to execute our business and growth strategies;

•	personnel changes;

•	supply shortages;

•	general economic conditions;

•	changes in customer preferences and demands for natural and organic food products;

•	volatility in commodity prices resulting from poor growing conditions, natural disasters or otherwise; and

•
future acquisitions, particularly in periods immediately following the consummation of such acquisition transactions while the operations of the acquired businesses are being integrated into our operations.

In addition, our share price is more volatile than other larger public companies. Announcements regarding:

•	fluctuations in financial performance from period to period;

•	mergers and acquisitions;

•	strategic partnerships or arrangements;

•	litigation and governmental inquiries;

•	changes in governmental regulation and policy;

•	patents or proprietary rights;

•	changes in consumer preferences and demand;

•	new financings; and

•	general market conditions

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

Debt Financing

The credit facility that the Company has with a syndicate of banks contains restrictive covenants that limit the discretion of the Company’s management with respect to certain business matters. These covenants place restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create other security interests, to complete a liquidation, dissolution, merger, amalgamation or reorganization, to make certain distributions or make certain payments, investments, loans and guarantees and to sell or otherwise dispose of certain assets.

The credit facility also includes covenants requiring the Company to satisfy certain financial ratios and tests. A failure of the Company to comply with these obligations could result in an event of default which, if not cured or waived, could permit the acceleration of the relevant indebtedness. There can be no assurance that, if any indebtedness under the credit facility were to be accelerated, the Company’s assets would be sufficient to repay in full that indebtedness. Furthermore, prior to the expiry of the credit facility, the Company may be required to refinance its short-term debt. If the Company is required to replace the credit facility with new debt on less favourable terms, or if the Company cannot refinance its short-term debt, the Company may be adversely impacted.

We May Not Be Able to Effectively Manage Our Growth and Integrate Acquired Companies

Our growth strategy inherently assumes that we will be able to identify suitable acquisition candidates on terms acceptable to us and that these acquisitions, if pursued and completed, will be integrated successfully. Our ability to effectively integrate current and future acquisitions, including our ability to realize potentially available marketing opportunities and cost savings in a timely and efficient manner will have a direct impact on our future results. We may encounter problems in connection with the integration of any new businesses, such as:

•	integration of an acquired brand or business’ distribution channels with those of SunOpta;

•	integration of an acquired company’s products into our product mix;

•	amount of cost savings that may be realized as the result of our integration of an acquired brand or business;

•	unanticipated quality and production issues with acquired products;

•	adverse effects on business relationships with our suppliers and customers;

•	diversion of management attention;
48

•	difficulty with personnel and loss of key employees;

•	implementation of an integrated enterprise wide accounting and information system;

•	compatibility of financial control and information systems;

•	exchange rate risk with respect to our acquisitions in Canada.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at December 31, 2004 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at December 31, 2004, the weighted average interest rate of the fixed rate term debt was 4.5% (2003 – 3.9%) and $2,422,000 (2003 - $2,796,000) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $33,400,000 (2003 - $22,240,000) at an interest rate of 3.7% (2003 – 2.3%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company’s after tax earnings would (decrease) increase by approximately $200,000 (2003 - $150,000). Given the short duration of fixed rate debt changes in interest rates would have a negligible affect on fixed rate debt valuations.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the United States dollar is also the Company’s reporting currency. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. Since 2003, the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from Cdn $1.5776 at January 1, 2003 to Cdn $1.2020 at December 31, 2004 for each U.S. dollar. The net effect of this appreciation has been a $565,000 (2003 - $1,077,000) exchange gain and a $4,571,000 (2003 - $4,096,000) increase in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company’s net assets by $4,808,000 (2003 - $2,230,000).

The functional currency of all operations located in Canada is the Canadian dollar. For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as Foreign Exchange gain (loss) in the Consolidated Statement of Earnings while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in the Currency Translation Adjustment account within Shareholders’ Equity. The functional currency of the corporate head office is the U.S. dollar. Transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within Foreign Exchange gains (losses) on the Consolidated Statement of Earnings. U.S. based Food Group operations have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. It is the Company’s intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time; potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At December 31, 2004 the Company owned 595,294 (2003 – 482,600) bushels of corn with a weighted average price of $1.64 (2003 - $2.15) and 61,682 (2003 – 389,868) bushels of soy beans with a weighted average price of $11.47 (2003 - $7.07). The Company has at December 31, 2004 net long positions on corn and soy beans of 7,009 (2003 – 4,576) and 27,489 (2003 – 167,294) bushels respectively. An increase/decrease in commodity prices of 10% would result in a gain (loss) of $1,149 (2003 - $984) in corn and $31,530 (2003 - $118,277) in soy beans, respectively. There are no futures contracts in the other Food Group segments, Opta Minerals, the StakeTech Steam Explosion Group or related to Corporate office activities.

Item 8. Financial Statements and Supplementary Data

Financial statements are set forth on pages F-1 through F-40 of this Report and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(e). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. This evaluation excludes the April 1, 2004 acquisition of Distribution A&L, the May 1, 2004 acquisition of Supreme Foods the May 31, 2004 acquisition of the Snapdragon Natural Foods, the September 1, 2004 acquisition of Kofman-Barenholtz and the September 10, 2004 acquisition of Organic Ingredients that collectively represent $25,872 of consolidated total assets and $26,771 of consolidated revenue of SunOpta Inc. in its Consolidated Financial Statements as of and for the year ended December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

SunOpta’s management, with the participation of SunOpta’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in SunOpta’s internal control over financial reporting occurred during the fourth quarter of fiscal 2004. Based on that evaluation, management concluded that there has been no change in SunOpta’s internal control over financial reporting during the fourth quarter of fiscal 2004 that has materially affected or is reasonably likely to materially affect, SunOpta’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)           Directors and Executive Officers

The information with respect to directors required by this item is incorporated herein by reference from the section entitled “Election of Directors” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 24, 2005 (the “2005 Proxy Statement”), to be filed with the Securities and Exchange Commission not later than April 30, 2005.

 (b)          Executive Officers

The following table shows certain information with respect SunOpta’s Executive Officers as of December 31, 2004:

Name	Executive Officers of SunOpta

Jeremy N. Kendall	Chairman of the Board, CEO and Director
Steven R. Bromley	President and Chief Operating Officer
John Dietrich	Vice President and Chief Financial Officer
Allan Routh	Director, President, Grains and Soy Products Group
Arthur J. McEvily	President, SunOpta Ingredients Group

Jeremy Kendall has served as a Director of the Company since September 1978. In June 1983, he was appointed Chairman of the Board and Chief Executive Officer of the Company. He is also currently the Chairman of Opta Minerals Inc. a subsidiary of the Company listed on the TSX (“OPM”), and Chairman of Jemtec Inc. (6/91 to present), a distributor of electronic home incarceration equipment listed on the TSX Venture Exchange (the “TSXV”), and Easton Minerals Ltd. (1/95 to present) a mineral exploration company listed on the TSXV. Mr. Kendall has served on the following Boards of Directors: BI Inc. (9/81 to 11/00), a producer of electronic home incarceration equipment listed on Nasdaq; Brigdon Resources Inc. (06/93 to 02/99) an oil and gas exploration company; Redaurum Ltd. (06/95 to 03/02), a provider of wireless electronic equipment and services listed on the TSX; and Wisper Inc. (6/95 to 3/02), a provider of wireless electronic equipment and services listed on the TSXV. Mr. Kendall is also a Director of a number of private and charitable organizations.

Steven Bromley is a Certified General Accountant and joined SunOpta in June 2001 and was appointed President, and Chief Operating Officer in December 2004. Prior to this appointment, Mr. Bromley held various other positions with the Company including Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President, Finance. Prior to joining the Company, Mr. Bromley was VP, Finance at Bridge2Market Inc. from July 2000 to May 2001. Prior to this, Mr Bromley spent over 13 years in the Canadian dairy industry in a wide range of financial and operational roles with both Natrel Inc. and Ault Foods Limited. From 1997 to 1999 he served on the Board of Directors of Natrel, Inc.. Mr. Bromley is a Director of Opta Minerals Inc. a subsidiary of the Company listed on the TSX (“OPM”).

John Dietrich is a Chartered Accountant and Chartered Financial Analyst. He joined the Company in January 2002 as Vice President and Treasurer. The Board of Directors appointed Mr. Dietrich Vice President and Chief Financial Officer in September, 2003. Prior to joining SunOpta, Mr. Dietrich held finance roles at Natrel Inc., including Director of Business Development. Mr. Dietrich has not served on any reporting issuers Board of Directors.

Allan Routh was elected to the Board of Directors in September 1999. Mr. Routh is President of the Company’s Grains and Soy Products Group and prior to March 2003 was President and Chief Executive Officer of the SunRich Food Group, LLC., a wholly-owned subsidiary of the Company. Mr. Routh has been involved in the soy industry since 1984.  Mr. Routh is presently serving a term on the Board of Directors of the Soyfoods Association of North America and served as its President between 1999 and 2000. In the past 5 years, Mr. Routh has not served on any other reporting issuers Board of Directors.

Arthur McEvily was appointed President of SunOpta Ingredients Group in April 2003. Mr. McEvily previously held the position of President and Chief Executive Officer of Opta Food Ingredients which he obtained in February 2000. Prior to that, he was named Executive Vice President in January 1999, Senior Vice President, Commercial Development in December 1997 and served as Vice President Applications, Technical Service and New Product Commercialization from August 1996 to December 1997. He served as Vice President Sales and Business Development of Opta from December 1993 to July 1996. Mr. McEvily received a B.Sc. in Biochemistry from Marlboro College, Marlboro, Vermont and a Ph.D. in chemistry at the University of North Carolina at Chapel Hill. He was a postdoctoral fellow at Harvard Medical School.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the section entitled “Executive Compensation” in the 2005 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 403 of Regulation S-K is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement.

The information required by item 201(d) of Regulation S-K regarding the Company’s equity compensation plans is set out in the table below. All such plans have received shareholder approval.

	Number of Securities to be Issued on Exercise	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance

Equity compensation plans approved by shareholders	2,334,615	$ 5.28	nil

Item 13. Certain Relationships and Related Transactions

SunOpta has completed many acquisitions of privately held companies over the last five years. Many of the former owners continue to be employed by SunOpta and continue to manage the companies which they have sold to us. In certain circumstances there continues to be commercial relationships between the acquired company and the employee or a company controlled by the employee. These relationships include facilities leased by SunOpta and purchases and sales of product. All transaction are at commercial rates and fully described in note 14 related party transactions and balances of the Consolidated Financial Statements.

Item 14 - Principal Accountant Fees and Services

Information with respect to principal accountant fees and services may be found under the caption “Independent Auditor Fees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2005, such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

SUNOPTA INC.

3. Exhibits

2A.	Agreement and Plan of Merger dated as of October 25, 2002 among Opta Food Ingredients, Inc., SunOpta Inc. and Stake Acquisition Corp. (incorporated herein by reference to the Company’s Form 8-K, SEC file No 0-9989, filed November 6, 2002, Exhibit 2.1).

3i (a)	Amalgamation of Stake Technology Ltd and 3754481 Canada Ltd. (formerly George F. Pettinos (Canada) Limited) (incorporated herein by reference to the Company’s Form 10-KSB, SEC file No. 0-9989, for the year ended December 31, 2000, Exhibit 3.1).

3i (b)	Certificate of Amendment dated October 31, 2003 to change the Company’s name from Stake Technology Ltd. to SunOpta Inc. **

3i (c)	Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd. dated January 1, 2004. **

3i (d)	Articles of Amalgamation of SunOpta Inc. and 6319734 Canada Inc., 4157656 Canada Inc. Kofman-Barenholtz Foods Limited dated January 1, 2005.

3ii	Bylaw No. 14 approved by shareholders – June 17, 1997 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31 1997, SEC file No. 0-9989, Exhibit 3.3).

10A.	1993 Employee/Director Stock Option Plan dated May 19, 1993 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 1995, SEC file No. 0-9989, Exhibit 10.18).

10B.	1996 Employee/Director Stock Option Plan dated September 27, 1996 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 1996, SEC file No. 0-9989, Exhibit 10.22).

10C.	1998 Stock Option Plan dated December 12, 1997 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 1998, SEC file No 0-9989, Exhibit 10.16).

10D.	1999 Stock Option Plan dated February 18, 1999 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 1999, SEC file No 0-9989, Exhibit 10.19).

10E.	2001 Stock Option Plan dated March 13, 2001 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 2001, SEC file No 0-9989, Exhibit 10.14).
53

Exhibits (continued)

10F.	2002 Stock Option Plan dated March 26, 2002 (previously filed with Form 10-K for the year ended December 31, 2003, SEC file No. 0-9989 filed on March 31, 2003, Exhibit 10.1(f)).

10G.
Employment Agreement dated October 1, 2001 between the Company and Mr. Jeremy Kendall (incorporated by reference to the Company’s Form 10-K/ A-3 for the year ended December 31, 2003, SEC file No. 0-9989, filed on July 2, 2003.

10H.
Employment Agreement dated August 2, 1999 between the Sunrich, Inc (a wholly-owned subsidiary of the Company) and Mr. Allan Routh (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, SEC file No. 0-9989, filed on July 2, 2003.

10I.
Employment Agreement dated January 26, 2001 between the Opta Food Ingredients, Inc. (now SunOpta Ingredients Inc., a wholly-owned subsidiary of the Company) and Mr. Arthur McEvily (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, SEC file No. 0-9989, filed on July 2, 2003.

10J.
Second Amended and Restated Credit Agreement dated as of February 17, 2005 among SunOpta Inc. (the “Company”), certain affiliates of the Company, Bank of Montreal, as Agent and Harris Trust and Savings Bank as U.S. Security Agent and other Lenders within the lending group. * / **

10K.	Employee Stock Purchase Plan dated May 7, 2003 for 1,000,000 common shares.

21	List of subsidiaries - Exhibit 21 **

24	Powers of Attorney - Exhibit 24 **

31.1	Certification by Jeremy Kendall, Chief Executive Officer pursuant to SEC Release No. 33-8238 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by John Dietrich, Chief Financial Officer pursuant SEC Release No 33-8238 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeremy Kendall, Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by John Dietrich, Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit does not include the Schedules thereto as listed in its table of contents. The Company undertakes to furnish any Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith
54

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned. Hereunto duly authorized.

SUNOPTA INC.

John Dietrich	/s/ John Dietrich
Vice President and Chief Financial Officer

Date: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeremy Kendall
—————————————
Jeremy N. Kendall	Chairman, Chief Executive Officer	March 11, 2005
and Director (Principal Executive Officer)

/s/ John Dietrich
—————————————
John Dietrich	Vice President and Chief Financial	March 11, 2005
Officer (Principal Financial and Accounting Officer)

/s/ Cyril Ing
—————————————
Cyril A. Ing	Director	March 11, 2005

/s/ Joe Riz
—————————————
Joseph Riz	Director	March 11, 2005

/s/ Jim Rifenbergh
—————————————
Jim Rifenbergh	Director	March 11, 2005

/s/ Allan Routh
—————————————
Allan Routh	Director	March 11, 2005

/s/ Katrina Houde
—————————————
Katrina Houde	Director	March 11, 2005

/s/ Camillo Lisio
—————————————
Camillo Lisio	Director	March 11, 2005

/s/ Stephen Bronfman
—————————————
Stephen Bronfman	Director	March 11, 2005

/s/ Robert Fetherstonhaugh
—————————————
Robert Fetherstonhaugh	Director	March 11, 2005

*  By his signature set forth below, John Dietrich, pursuant to a duly executed power of attorney filed with the Securities and Exchange Commission as an exhibit to this report, has signed this report on behalf of and as Attorney-In-Fact for this person.

55

SunOpta Inc. Consolidated Financial Statements (expressed in U.S. dollars)
- F1 -

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of SunOpta Inc.

We have audited the accompanying consolidated balance sheets of SunOpta Inc. (the “Company”) as at December 31, 2004 and 2003 and the related consolidated statements of earnings and comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. We have also audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2004 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and management’s assessment thereof. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

We conducted our audits of the Company’s financial statements in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We conducted our audit of the effectiveness of the Company’s internal control over financial reporting and management’s assessment thereof in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those

- F2 -

standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in accordance with generally accepted accounting principles in the United States of America. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as at December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the COSO.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Supreme Foods Ltd., Kofman-Barenholtz Foods Limited, Snapdragon Natural Foods Inc. and Organic Ingredients, Inc. from its assessment of internal control over financial reporting as of December 31, 2004 as they were acquired by the Company during 2004. We have also excluded these acquisitions from our audit of internal control over financial reporting. These acquisitions collectively represent $25 million of consolidated total assets and $0.2 Million of consolidated net earnings of SunOpta Inc. as of and for the year ended December 31, 2004

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(Signed) “PricewaterhouseCoopers LLP”

Chartered Accountants

Mississauga, Ontario

March 9, 2005

- F3 -

SunOpta Inc. Consolidated Statements of Earnings and Comprehensive Income For the years ended December 31, 2004, 2003 and 2002 (Expressed in thousands of U.S. dollars, except per share amounts)

	2004 $	2003 $	2002 $

Revenues	306,251	199,099	120,898

Cost of goods sold	247,812	163,421	101,431

Gross profit	58,439	35,678	19,467

Warehousing and distribution expenses	6,016	2,365	96
Selling, general and administrative expenses	37,225	23,065	14,252

Earnings before the following	15,198	10,248	5,119

Interest expense	(1,437)	(1,942)	(1,413)
Interest and other income, net (note 15a)	2,153	585	218
Write-off of intangible asset (note 7)	(2,250)	—	—
Foreign exchange	565	1,076	176

	(969)	(281)	(1,019)

Earnings before income taxes	14,229	9,967	4,100

Provision for income taxes (note 12)	3,139	1,001	399

Net earnings before minority interest	11,090	8,966	3,701

Minority interest	74	—	—

Net earnings for the year	11,016	8,966	3,701

Change in foreign currency
translation adjustment	4,006	3,019	112

Comprehensive income	15,022	11,985	3,813

Earnings per share for the year (note 16)

Basic	0.20	0.19	0.09

Diluted	0.20	0.18	0.09

(See accompanying notes to consolidated financial statements)
- F4 -

SunOpta Inc. Consolidated Balance Sheets As at December 31, 2004 and 2003 (Expressed in thousands of U.S. dollars)

	2004 $	2003 $

Assets (note 9)

Current assets
Cash and cash equivalents	8,081	21,990
Accounts receivable (note 3)	38,446	26,241
Inventories (note 4)	49,537	34,778
Prepaid expenses and other current assets (note 5)	4,472	2,524
Current income taxes recoverable	2,000	1,686
Deferred income taxes (note 12)	421	1,172

	102,957	88,391

Assets held for sale (note 6)	208	6,007
Property, plant and equipment (note 6)	62,411	44,761
Goodwill and intangibles (note 7)	43,934	25,084
Deferred income taxes (note 12)	6,831	9,023
Other assets (note 15a)	3,831	490

	220,172	173,756

Liabilities

Current liabilities
Accounts payable and accrued liabilities (note 8)	35,668	24,664
Customer and other deposits	431	1,778
Current portion of long-term debt (note 9)	4,819	3,840
Current portion of long-term payables (note 10)	1,548	740

	42,466	31,022

Long-term debt (note 9)	31,003	21,196
Long-term payables (note 10)	1,232	1,591

	74,701	53,809

Minority Interest (note 2)	1,378	—

Shareholders’ Equity

Capital stock (note 11)	105,794	96,670
Authorized
Unlimited common shares without par value
Issued
56,220,212 (December 31, 2003 – 52,705,096) common shares
Contributed surplus	3,330	3,330
Retained earnings	26,821	15,805
Cumulative other comprehensive income	8,148	4,142

	144,093	119,947

	220,172	173,756

Commitments and contingencies (note 15) (See accompanying notes to consolidated financial statements)
- F5 -

SunOpta Inc. Consolidated Statements of Shareholders’ Equity For the years ended December 31, 2004, 2003 and 2002 (Expressed in thousands of U.S. dollars)

Shareholder’s Equity
	Capital stock	Contributed surplus	Retained earnings	Cumulative other comprehensive	Total
	$	$	$	income $	$

Balance at December 31, 2001	35,875	3,264	3,138	1,011	43,288

Warrants exercised and issued, net of repurchased	1,694	4	—	—	1,698
Options exercised	397	—	—	—	397
Stock compensation expense	—	62	—	—	62
Net earnings for the year	—	—	3,701	—	3,701
Currency translation adjustment	—	—	—	112	112

Balance at December 31, 2002	37,966	3,330	6,839	1,123	49,258

Warrants exercised and issued	1,861	—	—	—	1,861
Compensation warrants exercised	761	—	—	—	761
Options exercised	2,257	—	—	—	2,257
Shares issued under equity offerings	53,004	—	—	—	53,004
Shares issued to acquire Kettle Valley	821	—	—	—	821
Net earnings for the year	—	—	8,966	—	8,966
Currency translation adjustment	—	—	—	3,019	3,019

Balance at December 31, 2003	96,670	3,330	15,805	4,142	119,947

Warrants exercised and issued	7,908	—	—	—	7,908
Options exercised	777	—	—	—	777
Employee stock purchase plan	439	—	—	—	439
Net earnings for the year	—	—	11,016	—	11,016
Currency translation adjustment	—	—	—	4,006	4,006

Balance at December 31, 2004	105,794	3,330	26,821	8,148	144,093

(See accompanying notes to consolidated financial statements)
- F6 -

SunOpta Inc. Consolidated Statements of Cash Flows For the years ended December 31, 2004, 2003 and 2002 (Expressed in thousands of U.S. dollars)

	2004 $	2003 $	2002 $

Cash provided by (used in)

Operating activities
Net earnings for the year	11,016	8,966	3,701
Items not affecting cash;
Amortization	7,119	5,126	4,197
Deferred income taxes	900	(475)	(1,000)
Write-down of trademark	2,250	—	366
Minority interest	74	—	—
Other	(433)	301	(273)
Changes in non-cash working capital, net of businesses
acquired (note 13)	(10,170)	(11,992)	(6,919)

	10,756	1,926	72

Investing activities
Decrease in short-term investments	—	2,038	6,307
Acquisition of companies, net of cash acquired	(27,284)	(17,594)	(21,919)
Purchases of property, plant and equipment	(19,810)	(7,476)	(4,464)
Proceeds from sale of property, plant and equipment	6,550	337	—
Proceeds from notes receivable	—	1,071	1,425
Other	(3,495)	—	105

	(44,039)	(21,624)	(18,546)

Financing activities
Increase (decrease) in line of credit facilities	—	(5,531)	2,757
Borrowings under long-term debt and tender facility	16,705	8,907	34,883
Repayment of long-term debt	(6,508)	(24,698)	(16,940)
Repayment of deferred purchase consideration	(260)	(602)	(982)
Proceeds from the issuance of common shares, net of issuance costs	9,125	56,601	2,091
Other	(234)	(490)	222

	18,828	34,187	22,031

Foreign exchange gain on cash held in foreign currency	546	489	91

Increase (decrease) in cash and cash equivalents during the year	(13,909)	14,978	3,648

Cash and cash equivalents - beginning of year	21,990	7,012	3,364

Cash and cash equivalents - end of year	8,081	21,990	7,012

See note 13 for supplemental cash flow information

(See accompanying notes to consolidated financial statements)
- F7 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

1.	Description of business and significant accounting policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. Formerly operating as Stake Technology Ltd., the Company changed its name to SunOpta Inc. on October 31, 2003. The new corporate name combines the names of two of the Company’s historical operating food groups, the Sunrich Food Group and Opta Food Ingredients. The change reflects the Company’s commitment to environmental responsibility and to the natural and organic food markets. The Company conducts business in three main industries, the SunOpta Food Group (Food Group) processes, packages and distributes a wide range of natural, organic, kosher and specialty food products via its vertically integrated operations with a focus on soy, oat fiber and other natural and organic food products. Opta Minerals Group (Opta Minerals) processes, distributes and recycles silica free loose abrasives, industrial minerals, specialty sands and related products. The StakeTech Steam Explosion Group markets proprietary steam explosion technology systems for the pulp, bio-fuel and food processing industries. The Company’s assets, operations and employees at December 31, 2004 are located in the United States and Canada.

As of January 1, 2004, SunOpta Inc. changed the basis of financial statement preparation from generally accepted accounting principles in Canada (Canadian GAAP) to those generally accepted in the United States (U.S. GAAP), including the rules and regulations of the U.S. Securities and Exchange Commission. This change was made as a majority of the Company’s operations and shareholders are located in the U.S. As a result of this change, all comparative financial statement balances and related notes have been amended to reflect the change to U.S. GAAP. The Company’s significant accounting policies are presented below and conform in all material respects to those in Canada, except as indicated in note 18.

Basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for Organic Ingredients, Inc. which is 50.1% owned. All significant intercompany accounts and transactions have been eliminated on consolidation.

Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash and short-term deposits with an original maturity of less than 90 days.

Inventories

Raw materials and finished goods inventories (excluding commodity grains) are valued at the lower of cost and estimated net realizable value. Cost is determined on a first-in, first-out basis.

Inventories of commodity grain are valued at market. Changes in market value are included in cost of goods sold. The Food Group generally follows a policy of hedging its grain transactions to protect gains and minimize losses due to market fluctuations. Futures and purchase and sale contracts are adjusted to market price and gains and losses from such transactions are included in cost of goods sold. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled. The Company also has other grain inventories consisting of sunflowers and specialty beans which are valued at the lower of cost and estimated net realizable value.

- F8 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

1.	Description of business and significant accounting policies continued

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated amortization.

Amortization is provided on property, plant and equipment on the diminishing balance basis or, in the case of certain U.S. based subsidiaries, straight-line basis at rates based on the estimated useful lives of the assets as follows: 10% to 33% for office furniture and equipment, machinery and equipment and vehicles and 4 to 8% for buildings. Amortization is calculated from the time the asset is put into use.

Goodwill and intangibles

Goodwill represents the excess of the purchase price over the assigned value of net assets acquired. Goodwill is not amortized. The Company has assessed the carrying value of goodwill for possible impairment, and has determined that no such impairment exists as at December 31, 2004. The Company’s definite life intangible assets consist of customer lists, trademarks and distribution agreements and are amortized straight line over their estimated useful lives, ranging from 4 to 15 years.

Other assets

i)	Deferred financing costs

Costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the financing agreement.

ii)	Investments

The Company has a 32% (2003 – 32%) investment in Easton Minerals Limited (“Easton”). This investment is considered impaired and the carrying value at December 31, 2004 is $nil (2003 - $nil). The investment was accounted for using the equity method of accounting. The Company does not have any guaranteed obligations with respect to Easton or any commitment to provide further financial support, and therefore it is not anticipated that further losses will be recorded on this investment.

All subsidiaries, except Organic Ingredients, Inc. which is 50.1% owned, are 100% owned at December 31, 2004. Investments in all subsidiaries represent control and are recorded using the consolidation method, whereby revenues and expenses are consolidated with the results of the Company. The Minority Interest balance on the balance sheet represents the non-controlling shareholder’s interest in Organic Ingredients, Inc.

Subsequent to December 31, 2004, the Company’s subsidiary, Opta Minerals Inc. completed an initial public offering and SunOpta’s ownership of the Opta Minerals Group was reduced from 100% to 72.7% of the outstanding common shares. The Company also granted an over-allotment option to the underwriters. When the over-allotment option is fully exercised SunOpta’s ownership will be 70.8% of the outstanding common shares (see Subsequent Event, note 20).

Revenue recognition

i)	SunOpta Food Group

Grain revenues are recorded at when title is transferred which is usually the time of shipment. Revenues from custom processing services are recorded upon provision of services and upon completion of quality testing. All other Food Group revenues are recognized when title is transferred which is usually upon the shipment of product or at the time the service is provided to the customer.

- F9 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

1.	Description of business and significant accounting policies continued

ii)	Opta Minerals Group

Revenues from the sale of silica free loose abrasives, industrial minerals, specialty sands and related products are recognized upon the sale and shipment of the related minerals. Revenues from recycling activities are recognized upon the sale and shipment or the disposal of non-hazardous material received.

iii)	StakeTech Steam Explosion Group

The percentage of completion method is used to account for significant contracts in progress when related costs can be reasonably estimated. The Company uses costs incurred to date as a percentage of total expected costs to measure the extent of progress towards completion.

License fees related to the right to sell the Company’s technologies are recorded as revenues over the term of the license, when collectibility is reasonably assured.

Foreign currency translation

The Company’s operations are self-sustaining operations, with the exception of the corporate head office, which is considered to be an integrated operation. The assets and liabilities of the self-sustaining operations as well as monetary assets of the corporate head office are translated at exchange rates in effect at the balance sheet date. Non-monetary assets of the corporate head office are translated at their historical rates. Revenues and expenses are translated at average exchange rates prevailing during the period. Unrealized gains or losses resulting from translating self-sustaining operations are accumulated and reported as a currency translation adjustment in Shareholders’ Equity and are disclosed as part of comprehensive income. Gains and losses resulting from translating the corporate head office are included in net earnings for the year.

The functional currency of all operations located in the United States and the corporate head office is the United States dollar. The functional currency of all operations located in Canada is the Canadian dollar.

Customer and other deposits

Customer and other deposits at December 31, 2004 principally include prepayments by the Food Group’s customers for merchandise inventory to be purchased during the spring planting season. Included in the 2003 balance is $1,260 related to a deposit received in regard to a property held for sale (note 6).

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

Deferred income tax assets are recognized only to the extent that management determines that it is more likely than not that the deferred income tax assets will be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax expense or benefit is the income tax payable or refundable for the year plus or minus the change in deferred income tax assets and liabilities during the year.

- F10 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

1.	Description of business and significant accounting policies continued

Stock Option Plan

The Company maintains several stock option plans under which incentive stock options may be granted to employees and non-employee Directors. SunOpta accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equals the market price on the date of grant, no compensation expense is recognized by the Company for stock options issued to employees.

Had compensation costs for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company’s net earnings and earnings per share would have been as follows:

Pro-forma net earnings reflecting stock compensation expense for 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Number of options granted	588,775	1,152,450	415,100

	$	$	$
Total fair value of options granted	2,061	3,328	630

Net earnings for the year as reported	11,016	8,966	3,701
Stock compensation expense:
Options expense from current year grants	532	664	126
Options expense from prior years grants	833	241	115

	1,365	905	241

Pro-forma net earnings for the year	9,651	8,061	3,460

Pro-forma net earnings per common share
- Basic	0.18	0.17	0.08

- Diluted	0.18	0.16	0.08

The fair value of the options granted during the year were estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2003 – 0%, 2002 – 0%), an expected volatility of 54% (2003 – 55%, 2002 – 60%), a risk-free interest rate of 3% (2003 – 3%, 2002 – 3%), and an expected life of four to six years. These options vest at various dates ranging from the date of the grants to December 9, 2009 and expire four to five years subsequent to the grant date.

- F11 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

1.	Description of business and significant accounting policies continued

Derivative instruments

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Exchange purchase and revenue contracts may expose the Company to risk in the event that a counter party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved growers.

The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Revenue contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures and options transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold.

The Food Group enters into forward foreign exchange contracts to minimize exchange rate fluctuations relating to Euro denominated revenues and accounts receivable. All forward exchange contracts are marked to market.

Financial Instruments

The Company’s financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued liabilities and customer and other deposits. The fair values of these instruments except for long-term debt and long-term payables approximate their carrying value due to their short-term maturities. The fair value of long- term debt and long-term payables as at December 31, 2004 is considered to be not materially different from the carrying amount.

The Company’s financial instruments exposed to credit risk include cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with institutions of high creditworthiness. The Company’s trade accounts receivable are not subject to a high concentration of credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for losses based on the expected collectibility of the accounts.

Earnings per share

Basic earnings per share is computed by dividing the earnings available for common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the treasury stock method whereby the weighted average number of common shares used in the basic earnings per share calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued at the beginning of the year.

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

- F12 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

1.	Description of business and significant accounting policies continued

Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after June 15, 2005, which is the third quarter of fiscal 2005. The impact of adopting this standard has been disclosed within the Stock Option Plan Section above.

2. Business acquisitions

In 2004, the Company acquired seven businesses (2003 – acquired four businesses). All of these acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition, less minority interest when the Company owns less than 100% of the acquired company. The purchase price has been allocated to the assets acquired and the liabilities assumed based on management’s best estimate of fair values.

The purchase price allocation of the net assets acquired and consideration given is summarized below:

	Kofman- Barenholtz (a) $	Supreme Foods (b) $	General Mills Oat Fiber (c) $	Other Acquisitions (d) $	Total $

Net assets acquired:
Non-cash working capital	1,842	2,801	725	3,262	8,630
Property, plant and equipment	53	174	3,098	299	3,624
Goodwill	1,187	3,225	8,142	1,344	13,898
Intangible assets – finite life	589	3,402	—	1,436	5,427
Deferred income tax liability	(212)	(1,206)	—	(320)	(1,738)
Debt and other liabilities	—	—	(374)	(136)	(510)
Minority Interest	—	—	—	(1,304)	(1,304)

	3,459	8,396	11,591	4,581	28,027

Consideration, net of cash acquired	3,459	7,806	11,591	4,428	27,284
Contingent consideration	—	—	—	153	153
Note payable	—	590	—	—	590

	3,459	8,396	11,591	4,581	28,027

2004

(a)	Kofman-Barenholtz

On September 2, 2004, SunOpta acquired 100% of the outstanding shares of Kofman-Barenholtz Foods Limited (Kofman-Barenholtz) for cash consideration including acquisition costs of $3,459 (Cdn $4,494). A total of $749 (Cdn $900) of contingent consideration may be payable in 2005 and 2006 based on Kofman-Barenholtz’s ability to maintain certain product line distribution requirements under the agreement. Upon satisfaction of those terms, any amount paid will be recorded as additional goodwill.

- F13 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

2.	Business acquisitions continued

Kofman-Barenholtz, headquartered in Toronto, is an established distributor of kosher and specialty grocery products across Canada, with over 50 years of experience. Kofman-Barenholtz’s focus and strength in the kosher and specialty grocery products market further strengthens SunOpta’s Canadian natural, organic, kosher and specialty foods distribution network. Kofman-Barenholtz has been included in the Canadian Distribution Food Group segment within the Food Group.

(b)	Supreme Foods

On May 1, 2004, SunOpta acquired 100% of the outstanding shares of Supreme Foods Limited (Supreme) for total consideration of $8,396 (Cdn $11,572) including acquisition costs and assumption of a note payable to shareholders of $590 (Cdn $709, discounted at 5%).

Supreme is a distributor of certified organic, natural, kosher and specialty grocery products across Canada, with headquarters in Toronto, Ontario. Supreme has a number of exclusive sourcing agreements as well as products marketed under its own trade names.

Supreme’s focus and strength in grocery products has become the base of SunOpta’s growing natural, organic and specialty foods grocery distribution business. The combination of Supreme’s business with Kofman-Barenholtz in eastern Canada and Wild West Organic Harvest in western Canada creates a national grocery platform for SunOpta and allows for considerable expansion of product lines. Supreme Foods has been included in the Canadian Distribution Food Group segment within the Food Group.

(c)	General Mills Oat Fiber Facility

On April 16, 2004, SunOpta acquired a General Mills Bakeries and Food Service oat fiber processing facility for total consideration of $11,591 including acquisition costs. The purchase included land, building, equipment and inventory.

With the addition of this facility, the Company continued to increase its total annual oat fiber processing capacity. The Company’s growth in oat fiber has been driven by the significant increase in consumer demand for healthier food offerings, and the general trend to improve the nutritional content of foods via the addition of fiber.

SunOpta’s purchase of this facility has generated efficiencies in the Company’s oat fiber processing operations enabling the Company to streamline oat fiber production across three facilities, lengthening run times and improving operating efficiencies. The facility is part of the SunOpta Ingredients Group segment within the Food Group.

(d)	Other acquisitions:

Organic Ingredients

On September 10, 2004, SunOpta acquired 50.1% of the outstanding shares of Organic Ingredients, Inc. (Organic Ingredients), headquartered in Aptos, California for consideration of $2,257 including acquisition costs. During 2004, contingent consideration of $153 was earned and has been reflected as goodwill in the balance sheet. Additional consideration may be payable based on Organic Ingredients achieving pre-determined earnings targets during the period January 1, 2005 to December 31, 2007. Any additional consideration will be recorded as goodwill when the outcome of the contingency becomes determinable.

- F14 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

2.	Business acquisitions continued

Included in the consideration is an amount paid by SunOpta of $750 for an option to acquire the remaining 49.9% minority position exercisable between March 31, 2005 and July 1, 2005, at the exercise price of $6.05 per share, for a total exercise price of $3,019 less the option amount previously paid, subject to an adjustment calculated from certain predetermined earnings levels. In the event that the Company fails to exercise the Option, the other party shall have the right to repurchase the 50.1% at any time beginning July 1, 2005 until October 1, 2005, at the purchase price of $2.95 per share, for a total purchase price of $1,478, subject to an adjustment calculated from a certain predetermined net asset position.

Organic Ingredients is an established provider of a wide range of certified organic industrial ingredients including processed fruit and vegetable based ingredients, sweeteners, vinegars and others. The company sources and contract manufactures through exclusive arrangements with suppliers located around the world, including North America, South America, Europe and Asia. These exclusive supply arrangements enable the company to maintain a strategic advantage in the organic food ingredient market, in terms of cost and availability of supply, and positions the company to provide value added private label products to key customers. Organic Ingredients has been included within the SunOpta Ingredients Group segment within the SunOpta Food Group.

Snapdragon Natural Foods

On June 1, 2004, SunOpta acquired the inventory and the business of Snapdragon Natural Foods Inc. (Snapdragon) for $878 (Cdn $1,190). Additional consideration may be payable equal to 5% of revenues greater than a predetermined target during the period September 1, 2004 to August 31, 2005. Any contingent consideration will be recorded as goodwill when the outcome of the contingency becomes determinable.

Snapdragon distributed organic groceries and frozen products to both mass market and natural food retailers throughout Canada from warehousing facilities located in Montreal, Quebec, Toronto, Ontario and Calgary, Alberta. Operations of Snapdragon were consolidated into Supreme Foods in January 2005 as part of the opening of the new Toronto based distribution centre. The Snapdragon operation further contributed to the Company’s stated objective of building Canada’s first national natural and organics food distribution network. It has been included under the Canadian Distribution Food Group segment within the Food Group.

Distribution A & L

On April 1, 2004, SunOpta acquired the outstanding shares of Distribution A&L for total consideration of $381 including acquisition costs. An additional $416 (Cdn $500) of contingent consideration may be payable if certain predetermined profit targets are achieved by the acquired business in each of the twelve month periods ending March 31 through 2009, with a maximum of $83 (Cdn $100) earned in each year. Any amount of this contingent consideration will be recorded as goodwill when the amount and outcome of the contingency becomes determinable.

- F15 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

2.	Business acquisitions continued

Distribution A&L specializes in the distribution of specialty abrasives and related products. Distribution A&L focuses on smaller markets currently not serviced by Opta Minerals via its network of selling professionals specializing in the industrial, automotive and pool filtration industries. The skills contained within this operation are key as the Opta Minerals Group continues to expand products and revenue capabilities.

Distribue-Vie

On March 1, 2004, SunOpta acquired the outstanding shares of Distribue-Vie Fruits & Legumes Biologiques Inc. (Distribue-Vie) for $911 including acquisition costs.

Distribue-Vie specializes in the distribution of organic fresh foods with an emphasis on produce. Distribue-Vie is the dominant player in the distribution of organic produce in Quebec and operates from a warehousing facility located in Montreal, servicing the key Quebec market along with geographic reach to Eastern Ontario and the Maritime provinces. An additional $250 (Cdn $300) of contingent consideration may be payable if certain predetermined profit targets are achieved by the acquired business for both of the twelve month periods ending March 31, 2005 and 2006 and will be recorded as goodwill when the amount and outcome of this contingency becomes determinable.

The addition of Distribue-Vie to the Canadian Distribution Food Group has brought benefits to the customer base in the form of broader product lines and greater support for consumer education of organic foods through marketing and retail merchandising initiatives.

2003

In 2003, the Company completed four acquisitions. The net assets acquired relating to these business acquisitions and the consideration given is summarized below:

	Sigco Sun Products (a) $	Pro Organics Marketing Inc. (b) $	Other Acquisitions (c) $	Total $

Net assets acquired:
Non-cash working capital	4,217	855	708	5,780
Property, plant and equipment	6,429	818	2,117	9,364
Goodwill	—	3,196	1,627	4,823
Intangible assets – definite life	505	1,723	1,807	4,035
Deferred income tax liability	—	(692)	(761)	(1,453)
Debt (including bank indebtedness)	(2,672)	(943)	(979)	(4,594)

	8,479	4,957	4,519	17,955

Consideration, net of cash acquired	7,543	4,957	2,723	15,223
Contingent consideration	253	—	—	253
Due to former shareholders	683	—	—	683
Common shares issued	—	—	821	821
Note payable	—	—	975	975

	8,479	4,957	4,519	17,955

- F16 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

2.	Business acquisitions continued

(a)	Sigco Sun Products

On November 12, 2003, the Company completed the acquisition of the business and certain net assets of Sigco Sun Products Inc. (Sigco) of Breckenridge, Minnesota for total consideration of $8,479 including acquisition costs. The sale and purchase agreement included contingent consideration of up to $1,600 which was based on the acquired business achieving certain predetermined annual earnings targets during the period January 1, 2004 to December 31, 2008. Contingent consideration accrued at December 31, 2003 was $253 which has been adjusted by $25 as at December 31, 2004 resulting in a contingent consideration amount owing of $228. Any further contingent consideration will be recorded as this contingency becomes determinable and will be allocated to goodwill.

Sigco is a worldwide supplier of sunflower products and is fully integrated from the sale of sunflower seed to farmers through processing the contracted crop into finished in-shell and kernel sunflower products. The Company operates four facilities located in Minnesota, North Dakota and Kansas. Sigco markets its non-genetically modified sunflower products throughout the United States and to international markets in Europe, Asia and the Americas. The acquisition builds on the Company’s vertically integrated seed to table model and diversifies the grain products that the Company sells. This acquisition is included within the Grains and Soy Products Group segment within the Food Group.

(b)	Pro Organics Marketing Inc.

On October 10, 2003, the Company acquired all of the outstanding shares of Pro Organics Marketing Inc. (Pro Organics) and related companies for cash consideration of $4,957 (Cdn $6,557) including acquisition costs. The sale and purchase agreement included contingent consideration of up to $1,040 (Cdn $1,250) which was based on Pro Organics achieving certain predetermined annual earnings targets from January 1, 2004 to December 31, 2006. Contingent consideration of $707 (Cdn $850) was accrued, and related goodwill recorded during 2004 based on Pro Organics having achieved the predetermined earnings targets in 2004. Any further contingent consideration will be recorded as additional goodwill when the amount and outcome of this contingency becomes determinable.

Pro Organics is a leading distributor of certified organic fresh foods in Canada with distribution facilities located in Vancouver, B.C., Toronto, Ontario and Montreal, Quebec. Along with Wild West and Simply Organic, both acquired in 2002, Pro Organics gives the Company a dominant market share of the certified organic fresh foods market in Canada. This acquisition has been included within the Canadian Distribution Food Group segment within the Food Group.

(c)	Other acquisitions:

Kettle Valley Dried Fruit Ltd.

On May 1, 2003, the Company acquired all of the outstanding shares of Kettle Valley Dried Fruit Ltd. (Kettle Valley) and related companies for cash consideration of $873, a note payable of $975 and issuance of the Company’s shares valued at $821 for total consideration of $2,669.

Kettle Valley produces natural and organic fruit bars and fruit leathers with an apple base, and markets these products under the Kettle Valley Real Fruit Snack, Frunola brands and also produce for private label brands. The Company operates two production facilities in Summerland, British Columbia (B.C.), the heart of the B.C. apple growing district, and has constructed a third plant in the State of Washington, the center of the apple growing region of the Western U.S. The acquisition of this business is in line with the Company’s strategy to expand the natural and organic food business in Canada and enter the healthy convenience foods market,

- F17 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

2.	Business acquisitions continued

a fast growing sector for natural or organic products. This acquisition has been included in the Packaged Products Group segment within the Food Group.

Sonne Labs Inc.

On December 1, 2003, the Company acquired all of the outstanding shares of Sonne Labs Inc. (operating as Dakota Gourmet) for cash consideration of $1,850 including acquisition costs. In addition, contingent consideration of $750 may be payable if certain predetermined annual earnings targets are achieved by the business during the period from January 1, 2004 to December 31, 2007 and will be recorded as additional goodwill when the amount of this contingency becomes determinable. No additional consideration is owing for the 2004 year.

Dakota Gourmet is focused on the manufacture of innovative natural and organic snack foods using soy, corn and sunflower ingredients. These products are sold under the Dakota Gourmet ™ brand and are also produced for private label customers. This acquisition expanded the Company’s presence in the healthy convenience foods market and further supports the Company’s strategy to grow its natural and organic product offering in this food sector. This acquisition has been included within the Packaged Products Group segment within the Food Group.

3.	Accounts Receivable

	2004 $	2003 $

Trade receivables	39,520	27,459
Allowance for doubtful accounts	(1,074)	(1,218)

	38,446	26,241

	2004 $	2003 $

Allowance for doubtful accounts
Balance, beginning of year	1,218	709
Additions charged to profit and loss, including
effects of foreign exchange rate differences	196	892
Accounts receivable written off, net of proceeds	(340)	(383)

Balance, end of year	1,074	1,218

4.	Inventories

	2004	2003
	$	$
Raw materials	15,791	11,599
Finished goods	33,505	21,363
Grain	241	1,816

	49,537	34,778

Grain inventories consist of the following:
Company owned grain	710	1,491
Unrealized gain (loss) on
Sale and purchase contracts	(687)	153
Future contracts	218	172

	241	1,816

- F18 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

5.	Prepaid expenses and other current assets

Included in prepaids and other current assets is approximately $1,314 in deferred transaction and prospectus costs in relation to the initial public offering of the Company’s subsidiary, Opta Minerals Inc. This initial public offering was completed subsequent to year end on February 17, 2005 (see Subsequent Event - note 20).

6.	Property, plant and equipment

	2004

	Cost $	Accumulated Amortization $	Net $
Land and buildings	29,299	2,215	27,084
Machinery and equipment	50,621	20,237	30,384
Office furniture and equipment	5,490	1,816	3,674
Vehicles	1,593	324	1,269

	87,003	24,592	62,411

			2003

	Cost $	Accumulated Amortization $	Net $
Land and buildings	22,513	2,321	20,192
Machinery and equipment	34,536	13,903	20,633
Office furniture and equipment	4,300	1,281	3,019
Vehicles	1,055	138	917

	62,404	17,643	44,761

Included in machinery and equipment is equipment under capital leases with a cost of $784 (2003 - $457) and net book value of $587 (2003 - $330). Included in office furniture and equipment is $1,797 (2003 - $807) of capitalized computer software, which is currently not yet being amortized as it has not been placed into use.

Assets held for sale

Assets held for sale include the St. Thomas, Ontario facility of the SunOpta Ingredients Group segment within the Food Group which was closed during the year. The book value as at December 31, 2004 was $208 (2003 - $193). The estimated realizable value exceeds this amount at December 31, 2004.

Included in assets held for sale in 2003 are; the former head office of the Opta Ingredients Group in Bedford, Massachusetts, which had a book value of $4,800 and was sold during the year for proceeds of $4,850; and, the Opta Minerals Group in Hamilton, Ontario processing and distribution facility which had a book value of $1,014 and was also sold for proceeds of $1,041 in 2004.

7. Goodwill and intangibles

	2004 $	2003 $

Goodwill – at cost, less accumulated amortization of $985 (2003 -$985)	34,050	18,182
Trademarks and other intangibles with a definite life – at cost, less
accumulated amortization $1,234 (2003 - $122) (a)	9,884	6,902

	43,934	25,084

- F19 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

7.	Goodwill and intangibles continued

The following is a summary of changes in goodwill and intangibles:

	Goodwill $	Intangibles $	Total $
Balance as at December 31, 2003	18,182	6,902	25,084
Net additions during the year	14,655	5,515	20,170
Amortization	—	(1,112)	(1,112)
Write-off of intangible assets (a)	—	(2,250)	(2,250)
Impact of foreign exchange	1,213	829	2,042

Balance as at December 31, 2004	34,050	9,884	43,934

The Company estimates that the aggregate future amortization expense associated with definite life intangibles will be in accordance with the following table:

$
2005	1,191
2006	1,185
2007	1,129
2008	1,090
2009	1,069
Thereafter	4,220

9,884

(a)

During the year, the Company wrote off impaired trademarks with a pre-tax value of $2,250. This intangible was obtained during the acquisition of First Light Foods in 2001. During the year, revenues driven from these trademarks have fallen substantially due to the Company’s decision not to pursue a high growth brand strategy and the decision of a major customer to convert to a private label program.

8.	Accounts payable and accrued liabilities

	2004 $	2003 $
Accounts payable and income taxes	26,561	18,856
Payroll and revenue commissions	2,676	2,366
Accrued grain liabilities	3,371	1,573
Other accruals	3,060	1,869

	35,668	24,664

- F20 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

9.	Long-term debt and banking facilities

	2004	2003
	$	$
Term loan (a)	33,400	19,800
Other long-term debt (b)	2,422	5,236

	35,822	25,036
Less: current portion	(4,819)	(3,840)

	31,003	21,196

(a)	On July 7, 2004, the Company amended and restated its credit agreement with its banking syndicate as follows:

i)	Term loan facility:

The term loan facility was increased to $35,000 ($33,400 outstanding as at December 31, 2004) from a December 31, 2003 balance of $19,800. Principal is payable quarterly based on a seven year amortization. The term loan matures June 30, 2008 and is renewable at the option of the lender and the Company.

Interest on the term loan is payable at the borrower’s option at U.S. dollar base rate or U.S. LIBOR plus a margin based on certain financial ratios of the Company (3.7% as at December 31, 2004 and 2.2% as at December 31, 2003).

ii) $12,479 (Cdn $15,000), (Cdn $7,500 at December 31, 2003) line of credit facility:

As at December 31, 2004, $nil (2003 - $nil) of this facility has been utilized and $1,700 (2003 – $802) has been committed through letters of credit as itemized in note 15(d). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios.

iii) $17,500 ($9,000 at December 31, 2003) line of credit facility:

As at December 31, 2004, $nil (2003 - $nil) of this facility has been utilized. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios.

iv)	$10,000 revolving acquisition facility:

As part of the amendment, the Company obtained a facility to finance future acquisitions and capital expenditures. This facility is subject to certain draw restrictions. Principal is payable quarterly equal to the greater of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw. Any remaining outstanding principal under this facility is due on June 30, 2008.

Interest on borrowings under this facility is consistent with the term loan described in i) above. This facility was not utilized as at December 31, 2004.

The Canadian and U.S. line of credit facilities along with the unused portion of the acquisition facility are subject to annual extensions.
- F21 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

9.	Long-term debt and banking facilities continued

All of the credit facilities described above are collateralized by a first priority security against substantially all of the Company’s assets in both Canada and the United States. In February 2005, the Company amended its credit agreement for the primary purpose of releasing all secured collateral relating to the Opta Minerals Group, as part of the group’s initial public offering (see Subsequent Events note 20). As part of the initial public offering Opta Minerals Inc. has also received a term sheet with a Canadian chartered bank that has committed to provide them with an operating facility of up to Cdn $5,000 and a term facility for up to Cdn $7,000. These facilities will be collateralized by a first priority security interest against substantially all of Opta Minerals Inc.’s assets.

In November 2004, the Company signed an agreement with an equipment financing company to provide financing up to $8,319 (Cdn $10,000). The financing remains unused as of December 31, 2004 and any unused portion of the facility expires December 31, 2005.

(b)	Other long-term debt consists of the following:

	2004 $	2003 $

Note payable of Cdn $701 (December 31, 2003 - Cdn $1,088) issued to	583	816
the former shareholders of Kettle Valley Dried Fruit Ltd. as part of the acquisition in 2003, interest at 5%, interest and principle payable in ten semi-annual instalments, uncollateralized.

Note payable of Cdn $832 issued to the former shareholders of	692	—
Supreme Foods Limited., discounted at 5%, principal payable in three equal annual instalments, uncollateralized.

Term loan assumed on the acquisition of Sigco Sun Products in 2003	—	2,440
Interest payable monthly at U.S. LIBOR + 1.95% (December 30, 2003 –
3.15%). This balance was paid in full during 2004.

Term loan issued to Oracle Credit Corp. on the purchase of a software	562	1,107
license agreement. Interest at 2.0% payable in eight quarterly instalments.

Other term debt with a weighted average interest rate of 3.7% (2003 –	225	802
2.4%), due in varying instalments through July 2009.

Capital lease obligations due in monthly payments through 2011, with	360	71
a weighted average interest rate of 7.7% (2003 – 8.5%).

	2,422	5,236

- F22 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

9.	Long-term debt and banking facilities continued

(c)	The loans and capital leases detailed above require payments as follows:

$
2005	4,819
2006	4,688
2007	5,285
2008	20,883
2009 and thereafter	147

35,822

(d)	Interest expense on long-term debt for the year ended December 31, 2004 was $936 (December 31, 2003 - $1,664).

10. Long-term payables

	2004 $	2003 $

Product rebate payable (a)	1,362	1,402
Preference shares of subsidiary companies	108	144
Payable to former shareholders of acquired companies	1,287	623
Other	23	162

	2,780	2,331
Less: Current portion	(1,548)	(740)

	1,232	1,591

(a)	Product rebate payable

Prior to the Company’s acquisition of Northern Food and Dairy Inc. (Northern) on September 15, 2000, Northern signed an agreement with a major customer to supply a natural food ingredient. This agreement required Northern to expand its food processing plant to the customer’s specifications. In accordance with the terms of the agreement, the customer paid Northern 36 monthly instalments of $119 commencing October 2000 and as at October, 2003 the outstanding receivable was fully collected. The agreement also requires Northern to provide the customer with a product rebate beginning three years after production at the new plant commences, until $1,720 is repaid. Upon acquisition of Northern in September, 2000, the Company assigned a fair value of $1,075 to the product rebate payable based on the cash flows associated with this financial instrument discounted at a rate of 9.5%. During 2004, $172 (2003 - $75) of the product rebate has been repaid and imputed interest expense of $132 (2003 - $147) was recorded.

- F23 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

11.	Capital stock

The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value.

The following is a summary of changes in capital stock:

	Warrants and rights		Common shares		Total

	Number	$	Number	$	$

Balance as at December 31, 2001	5,169,250	2,946	41,081,228	32,929	35,875

Warrants exercised (a)	(656,150)	(430)	656,150	1,904	1,474
Warrants issued (a)	250,000	263	—	—	263
Warrants repurchased (a)	(60,000)	(43)	—	—	(43)
Options exercised (b)	—	—	246,740	397	397

Balance as at December 31, 2002	4,703,100	2,736	41,984,118	35,230	37,966

Warrants exercised (a)	(1,095,750)	(438)	1,095,750	2,299	1,861
Compensation and related warrants exercised (a)	(366,000)	—	366,000	761	761
Shares issued to acquire Kettle Valley (a)	—	—	196,809	821	821
August 2003 public offering (c)	—	—	7,500,000	51,004	51,004
August 2003 private placement (c)			285,714	2,000	2,000
Options exercised (b)	—	—	1,276,705	2,257	2,257

Balance as at December 31, 2003	3,241,350	2,298	52,705,096	94,372	96,670

Warrants exercised (a)	(3,093,850)	(2,289)	3,093,850	9,927	7,638
Compensation and related warrants exercised (a)	(112,500)	—	112,500	270	270
Options exercised (b)	—	—	232,437	777	777
Employee Stock Purchase Plan	—	—	76,329	439	439

Balance as at December 31, 2004	35,000	9	56,220,212	105,785	105,794

(a)	Warrants

During 2004, 3,206,350 warrants, including 112,500 compensation warrants, granted as part of private placements completed in 2001 were exercised at prices ranging from $2.40 to $3.25 for net proceeds of $7,908, including proceeds of $270 for compensation warrants; (2003 – 1,461,750 warrants, $2,622; 2002 – 656,150 warrants, $1,474).

The 35,000 warrants outstanding as at December 31, 2004 are exercisable at $1.70 until February 2006.

On May 1, 2003, the Company issued 196,809 common shares at a price of $4.17 per common share, in the acquisition of Kettle Valley (note 2).

In conjunction with the convertible debenture issued in 2002 the Company issued 250,000 warrants with a fair value of $263, an exercise price of $3.25, and an expiry date of November 30, 2004. These warrants were exercised in 2004.

On April 2, 2002, 60,000 shareholder warrants with an exercise price of $1.75 per unit, were repurchased by the Company for a net cost of $39.
- F24 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

11.	Capital stock continued

(b)	Employee/director option plans

Details of changes in employee/director stock options are as follows:

	2004	2003	2002

Outstanding options at beginning of year	2,027,177	2,201,260	2,050,700
Granted	588,775	1,152,450	415,100
Exercised	(232,437)	(1,276,705)	(246,740)
Retracted	(48,900)	(49,828)	(17,800)

Outstanding options at end of year	2,334,615	2,027,177	2,201,260

Exercisable options at year end	1,050,255	787,907	1,613,480

Weighted average fair value of options granted during the year	$3.50	$2.89	$1.51

The Company grants options to employees and directors from time to time under employee/director stock option plans. The Board of Directors of the Company has authorized and approved 6,650,000 (2003 – 5,150,000) shares to be made available for the stock option plans. The following is a summary of options granted during the year.

			Number of options	Number of options vested at Dec31, 2004
Grant date	Expiry date	Exercise price

May 13, 2004	May 13, 2009	$7.69	212,500	44,500
August 6, 2004	August 6, 2009	$6.93	215,000	43,000
November 11, 2004	November 11, 2009	$6.70	72,275	14,455
December 9, 2004	December 9, 2009	$5.96	89,000	20,250

			588,775	122,205

Employee/director stock options granted by the Company contain an exercise price, which is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to capital stock.

During the year, the Company granted 588,775 options which vest as follows: 122,205 options vested in 2004, 122,205 vest per annum in 2005 to 2007 and 99,955 in 2008. During 2004, 232,437 (2003 –1,276,705; 2002 – 246,740) options were exercised and the equivalent number of common shares were issued for net proceeds of $777 (2003 - $2,257; 2002 - $397).

- F25 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

11.	Capital stock continued

Details of employee/director stock options as at December 31, 2004 are as follows:

Expiry Date	Exercise Price Range	Vested Outstanding Options	Weighted Average Price	Total Outstanding Options	Weighted Average Price

2005	$1.06 to $1.38	251,200	$1.14	251,200	$1.14
2006	$1.41 to $2.10	133,200	$1.80	171,700	$1.81
2007	$1.80 to $3.07	178,870	$2.75	309,910	$2.76
2008	$3.06 to $9.90	372,780	$6.87	1,013,030	$6.64
2009	$5.96 to $7.69	114,205	$7.09	588,775	$7.03

		1,050,255	$4.18	2,334,615	$5.28

The weighted average remaining contractual life for vested outstanding options and total outstanding options is 2.6 and 3.3 years respectively.

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

In addition, pursuant to 2001 private placement agreements, the Company granted to their agents:

i)

Compensation warrants exercisable until June 8, 2003 to purchase 144,000 option units at $2.00 per unit. If exercised in full, the Company would issue 144,000 common shares and 72,000 warrants exercisable at $2.40 to acquire 72,000 common shares, with an expiry date of March 31, 2004.

During 2003, all of the above 144,000 compensation warrants were exercised and 216,000 common shares were issued for net proceeds of $461.

ii)

Compensation warrants exercisable until September 28, 2003 to purchase 150,000 option units at $2.00 per unit. If exercised in full, the Company would issue 150,000 common shares and 112,500 warrants exercisable at $2.40 to acquire 112,500 common shares, which expired on September 30, 2004.

During 2003, the above 150,000 compensation warrants were exercised and 150,000 common shares were issued for net proceeds of $300. During 2004, the above 112,500 compensation warrants were exercised and 112,500 common shares were issued for net proceeds of $270.

(d)	In 1997 the shareholders of the Company agreed to reduce the stated capital account of the Company’s common shares by $15,712 through the elimination of a deficit.
- F26 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

12.	Income taxes

The Company’s effective income tax rate on consolidated earnings has been determined as follows:

	2004	2003	2002

Canadian statutory income tax rate	36.1%	36.1%	39.0%

Increase (decrease) by the effects of:
Change in valuation allowance	(11.2%)	(24.8%)	(13.2%)
Differences in foreign, capital gains, manufacturing	3.6%	(2.1%)	(3.7%)
and processing and deferred income tax rates
Other	(6.4%)	0.8%	(12.4%)

Effective income tax rate	22.1%	10.0%	9.7%

	$	$	$
Earnings before income taxes	14,229	9,967	4,100

Provision for income taxes	3,139	1,001	399

The components of the provisions for Canada and U.S. income taxes are shown below:

	2004 $	2003 $	2002 $

Current (benefit) expense:
Canada	679	370	(1,094)
United States	427	433	108

	1,106	803	(986)

Deferred (benefit) expense:
Canada	(1,051)	50	(717)
United States	3,084	148	2,102

	2,033	198	1,385

Provision for income taxes	3,139	1,001	399

Deferred income taxes of the Company are comprised of the following:

	2004 $	2003 $

Differences in property, plant and equipment and intangible basis	(3,011)	869
Capital and non-capital losses	8,719	8,021
Tax benefit of scientific research expenditures	2,000	2,783
Tax benefit of costs incurred during share issuance (note 11)	834	1,281
Other	554	684

	9,096	13,638
Valuation allowance	(1,844)	(3,443)

	7,252	10,195

- F27 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

12.	Income taxes continued

	2004 $	2003 $	2002 $

Deferred income tax valuation allowance:
Balance, beginning of year	3,443	5,990	479
Additions (reductions) to valuation allowance	(1,599)	(2,547)	5,990
Adjustments to valuation allowance, including
effects of foreign exchange rate differences	—	—	(479)

Balance, end of year	1,844	3,443	5,990

The Company has approximately $5,712 and $1,000 (2003 - $5,245 and $1,000) in Canadian and U.S. scientific research expenditures respectively, which can be carried forward indefinitely in Canada,and 20 years in the U.S. to reduce future years’ taxable income. The Company also has approximately $404 (2003 - $870) in U.S. state scientific research investment tax credits which will expire in approximately 11 years.

The Company has Canadian and U.S. non-capital loss carry-forwards of approximately $9,727 and $12,388 respectively, as at December 31, 2004 (2003 - $8,309 and $12,941). The Company also has State loss carry forwards of approximately $4,500 as of December 31, 2004 (2003 - $6,700). The amounts are available to reduce future federal and provincial/state income taxes. Non-capital loss carry-forwards attributable to Canada expire in varying amounts over the next seven years while non-capital loss carry-forwards attributable to the U.S. expire in varying amounts over the next 16 years.

The Company has Canadian capital losses of approximately $1,820, as at December 31, 2004 (2003 – $1,687). The amounts are available to reduce future capital gains. Capital losses in Canada do not expire.

A valuation allowance of $1,844 (2003 - $3,443) has been recorded to reduce the net benefit recorded in these consolidated financial statements related to the capital and non-capital loss carry-forwards and scientific research expenditures. The valuation allowance has decreased as a result of greater certainty associated with the ultimate realization of these future tax assets.

13.	Supplemental cash flow information

	2004 $	2003 $	2002 $

Changes in non-cash working capital, net of
businesses acquire
Accounts receivable	(7,466)	(3,484)	(4,712)
Inventories	(6,730)	(4,976)	(3,086)
Prepaid expenses and other current assets	(275)	(1,187)	579
Income taxes recoverable	(314)	(1,543)	—
Accounts payable and accrued liabilities	5,962	(2,159)	1,269
Customer and other deposits	(1,347)	1,357	(969)

	(10,170)	(11,992)	(6,919)

Cash paid for:	1,373	1,698	1,632
Interest
Income taxes	1,800	2,099	1,373

- F28 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

14.	Related party transactions and balances

In addition to transactions disclosed elsewhere in these consolidated financial statements, the Company entered into the following related party transactions:

(a)

In 2004, SunOpta entered into an agreement with a company owned by the vendor of Sigco who is also a current employee of the Grains and Soy Products Group segment within the Food Group. As a result of this agreement, the Company has provided a guarantee for a loan in the form of standby letters of credit to a maximum of $850, while the other party provides the operating assets. The term of the agreement is for twelve months with an option to renew for an additional twelve months, whereby both parties operate a Hungary based sunflower business and on each anniversary receive an equal share of the adjusted earnings (loss) of the business.

The Company holds an exclusive option, exercisable at anytime prior to September 30, 2006, to purchase all of the assets and specific liabilities. As at December 31, 2004, $850 of these letters of credit are available to support working capital, refer to note 15(d)(iv) for further details.

From the period October 1, 2004 to December 31, 2004, this Hungarian based operation had revenue of $354, net income of $29 and had total assets of $2,112 as of December 31, 2004.

(b)

Pursuant to the Pro Organics acquisition the Company has leased Pro Organics Vancouver, British Columbia warehouse and administration facility from the former owners who still remain as executive officers of Pro Organics. The lease is at market rates and is for a five year term with two five year renewal periods. The total amount payable during 2004 was $282 (2003 - $94).

(c)

Pursuant to the acquisition of Sigco the Company has a receivable of $60 (2003: $310) from the selling company which is controlled by the President of Sigco, for certain accounts receivable collected on behalf of the Company.

(d)

The President of the Canadian Distribution Food Group sold $610 (2003 – $164) of organic product from his family farming operation, at market rates, to the Canadian Distribution Food Group during 2004 and was owed $35 (2003 – $7) from the Company as at December 31, 2004. The amount payable has been recorded in accounts payable and accrued liabilities.

(e)

The President of the Grains and Soy Products Group purchased $32 of seed, fertilizer and herbicides from the Group during 2004, and had a balance receivable outstanding as at December 31, 2004 of $75 (2003 - $nil). In addition, the President of the Grains and Soy Products Group sold through a family farming business $224 (2003 - $197) of soybeans and corn to the Grains and Soy Products Group at market rates. The balance payable by SunOpta as at December 31, 2004 was $55 (2003 - $9).

(f)	Other amounts due to/from officers/directors of the Company included in other current assets as at December 31, 2004 was $nil (2003 - $25).
- F29 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

15.	Commitments and contingencies

(a)

Included in Other assets is a receivable of $3,343 relating to a judgment awarded and recovery of certain legal fees and interest with respect to a suit the Company filed against a supplier for failure to adhere to the terms of a contract. The judgment was awarded on June 29, 2004 by a Federal Court jury in the United States District Court for the District of Oregon in favour of SunRich LLC a subsidiary of the Company. Subsequent to year end, on February 8, 2005 the supplier filed an appeal against this judgement. The Company and legal counsel believe that this appeal is without merit and that in due course the judgement amount along with the legal fees and interest will be fully collected by the Company. Included in interest and other income in the 2004 consolidated statement of earnings is a pre-tax gain of $2,646. The gain has been recorded within the Packaged Group segment within the Food Group.

(b)

The Company believes, with respect to both its operations and real property that it is in material compliance with current environmental laws. Based on known existing conditions and the Company’s experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its financial position, but there can be no assurance that unforeseen changes in the laws or enforcement policies of relevant governmental bodies, the discovery of changed conditions on the Company’s real property or in its operations, or changes in use of such properties and any related site restoration requirements, will not result in the incurrence of significant costs. No provision has been made in these consolidated financial statements for these future costs since such costs, if any, are not determinable at this time.

(c)

In the normal course of business, the Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

(d)	Letters of credit:

The Company has $1,700 in letters of credit outstanding at December 31, 2004 consisting of the following:

i)

An irrevocable letter of credit for $624 (Cdn $750) has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

ii)
An irrevocable letter of credit for $195 has been placed with the Commonwealth of Virginia Department of Environmental Qualities as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

iii)	Additional letters of credit totalling $31 have been placed with third parties as security on transactions occurring in the ordinary course of operations.

iv)	A standby letter of credit has been placed with a Hungarian bank in accordance with an agreement with a related party in the amount of $850. See Related Party note 14 (a).

The standby letters of credit expire in accordance with the following schedule:

$
April 30, 2005	325
June 30, 2005	325
August 30, 2005	200

850

- F30 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

15.	Commitments and contingencies continued

(e)	Real property lease commitments:

The Company has entered into various leasing arrangements which have fixed monthly rents that are adjusted annually each year for inflation.

Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

$
2005	4,461
2006	4,107
2007	3,309
2008	2,395
2009 and thereafter	2,336

16,608

In the years 2004, 2003 and 2002, net minimum rents, including immaterial contingent rents and sublease rental income, were $3,200, $1,766 and $921 respectively.

(f)

During the normal course of business, various claims and proceedings may be instituted against the Company. The disposition of the matters that are pending or asserted, for which provision has not already been made, is not expected by management to have a material adverse effect on the financial position of the Company or its results of operations.

16. Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options as disclosed in note 11. The number of shares for the diluted earnings per share was calculated as follows:

	2004	2003	2002
Weighted average number of shares used in
basic earnings per share	53,971,986	46,094,627	41,547,302
Dilutive potential of the following
Employee/director stock options	862,243	840,085	765,034
Warrants	27,572	2,004,201	747,459

Weighted average number of shares used in
diluted earnings per share	54,861,801	48,938,913	43,059,795

	$	$	$
Net earnings for the year	11,016	8,966	3,701

Earnings per share:
- Basic	0.20	0.19	0.09

- Diluted	0.20	0.18	0.09

Options to purchase 317,000 (2003 - $573,000, 2002 – $301,100) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.
- F31 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

17.	Segmented information

Industry segments

The Company operates in three industry segments: (a) the SunOpta Food Group (Food Group), processes, packages and distributes a wide range of natural, organic and specialty food products via its vertically integrated operations with a focus on soy, natural and organic food products; (b) the Opta Minerals Group, processes, distributes, and recycles silica free loose abrasives, industrial minerals, specialty sands and related products; and (c) the StakeTech Steam Explosion Group, markets proprietary non-wood processing technology with significant licensing and application potential in the pulp, food processing and bio-fuel industries. During the year the Company expanded its reporting segment of the Food Group and has further defined this segment into Grains and Soy Products Group, SunOpta Ingredients Group, Packaged Products Group and Canadian Distribution Food Group (which combined form the SunOpta Food Group). The addition of these segments better reflects how management views and manages the business and is aligned with the Company’s vertically integrated model. The Company’s assets, operations and employees are located in Canada and the United States.

The Company has presented segmented information under the new reporting structure beginning in 2003. However, due to reporting constraints it is considered impractical to do so for 2002. In 2003 the Company also revised its reporting of segmented net earnings (loss) to segment net earnings (loss) before interest and taxes but inclusive of allocated corporate management fees, as this is more aligned with how management views its operations. Sunrich Food Group LLC., the holding company of U.S. operations, was also reclassified from the Food Group segment to Corporate. For 2002 and 2003, the Company has amended its segments to include the effect of the Sunrich Food Group, management fee reclassifications and the change to U.S. GAAP.

- F32 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

	2004

	SunOpta Food Group $	Opta Minerals Group $	StakeTech Steam Explosion Group and Corporate $	Consolidated $
External revenues by market
U.S.	166,946	12,878	1,287	181,111
Canada	84,134	19,233	—	103,367
Other	21,642	131	—	21,773

Total revenues from external customers	272,722	32,242	1,287	306,251

Segment net earnings (loss) before interest
expense, income taxes and minority interest	14,918	3,587	(2,839)	15,666

Interest expense	—	—	1,437	1,437

Provision for income taxes	—	—	3,139	3,139

Minority Interest	74	—	—	74

Net earnings (loss)	14,844	3,587	(7,415)	11,016

Identifiable assets	170,110	26,777	23,285	220,172

Amortization	6,014	948	157	7,119

Goodwill	27,717	6,333	—	34,050

Expenditures on property, plant and equipment	16,216	2,137	1,457	19,810

The SunOpta Food Group has the following segmented reporting:

					2004

	Grains and Soy Products Group $	SunOpta Ingredients Group $	Packaged Products Group $	Canadian Distribution Food Group $	SunOpta Food Group

External revenues by market
U.S.	68,073	61,652	36,813	408	166,946
Canada	1,106	2,011	5,479	75,538	84,134
Other	15,114	6,103	425	—	21,642

Total revenues from external customers	84,293	69,766	42,717	75,946	272,722

Segment net earnings before interest expense, income taxes and minority interest	2,101	7,790	1,427	3,600	14,918

Minority interest	—	74	—	—	74

Segment net earnings before interest expense and income taxes	2,101	7,716	1,427	3,600	14,844

Identifiable assets	43,961	64,589	26,246	35,314	170,110

Amortization	1,434	2,178	1,490	912	6,014

Goodwill	1,343	12,695	1,939	11,740	27,717

Expenditures on property, plant and equipment	1,885	8,746	4,457	1,128	16,216

- F33 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

	2003

	SunOpta Food Group $	Opta Minerals Group $	StakeTech Steam Explosion Group and Corporate $	Consolidated $

External revenues by market
U.S.	136,298	9,446	461	146,205
Canada	29,260	15,202	—	44,462
Other	8,249	183	—	8,432

Total revenues from external customers	173,807	24,831	461	199,099

Segment net earnings(loss) before interest
expense and income taxes	10,894	2,580	(1,565)	11,909

Interest expense	—	—	1,942	1,942

Provision for income taxes	—	—	1,001	1,001

Net earnings (loss)	10,894	2,580	(4,508)	8,966

Identifiable assets	117,346	26,363	30,047	173,756

Amortization	3,531	952	643	5,126

Goodwill	12,062	6,120	—	18,182

Expenditures on property, plant and equipment	5,698	796	982	7,476

The SunOpta Food Group has the following segmented reporting:

	2003

	Grains and Soy Products Group $	SunOpta Ingredients Group $	Packaged Products Group $	Canadian Distribution Food Group $	SunOpta Food Group $

External revenues by market
U.S.	57,499	42,756	36,043	—	136,298
Canada	439	1,488	2,262	25,071	29,260
Other	2,384	5,705	160	—	8,249

Total revenues from external customers	60,322	49,949	38,465	25,071	173,807

Segment net earnings before interest expense and income taxes	2,745	4,797	2,463	889	10,894

Identifiable assets	36,588	46,140	20,985	13,633	117,346

Amortization	744	1,656	985	146	3,531

Goodwill	1,293	3,893	1,924	4,952	12,062

Expenditures on property, plant and equipment	987	2,874	1,625	212	5,698

- F34 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

	2002

	SunOpta Food Group $	Opta Minerals Group $	StakeTech Steam Explosion Group and Corporate $	Consolidated $

External revenues by market
U.S.	89,088	8,305	157	97,550
Canada	2,936	15,902	—	18,838
Other	4,295	215	—	4,510

Total revenues from external customers	96,319	24,422	157	120,898

Segment net earnings (loss) before interest expense and income taxes	4,489	2,864	(1,840)	5,513

Interest expense	—	—	1,413	1,413

Provision for income taxes	—	—	399	399

Net earnings (loss)	4,489	2,864	(3,652)	3,701

Identifiable assets	85,040	21,981	8,266	115,287

Amortization	2,995	861	341	4,197

Goodwill	6,692	5,520	—	12,212

Expenditures on property, plant and equipment	3,306	1,058	100	4,464

Geographic segments
	2004			2003

	U.S. $	Canada $	Total $	U.S. $	Canada $	Total $

Property, plant and equipment	50,835	11,576	62,411	34,540	10,221	44,761

Goodwill	18,779	15,271	34,050	9,926	8,256	18,182

Total assets	141,998	78,174	220,172	110,224	63,532	173,756

Customer concentration The Company had no customers whose purchases exceeded 10% of the Company’s total revenue in 2004 (2003 – 13% was attributable to one customer in the SunOpta Food Group segment).
- F35 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

18.	Canadian generally accepted accounting principle differences

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) which conform in all material respects applicable to the Company with those in Canada (Canadian GAAP) during the years presented, except with respect to the following items:

	2004 $	2003 $	2002 $

Net earnings for the year - as reported	11,016	8,966	3,701
Pre-operating costs expensed	—	(358)	(271)
Pre-operating costs capitalized	—	—	276
Stock option compensation expense	(1,286)	—	62
Convertible debenture	—	(54)	—
Tax effect of above items	—	143	(2)

Net earnings for the year – Canadian GAAP	9,730	8,697	3,766

Net earnings per share – Canadian GAAP - Basic	0.18	0.19	0.09

Net earnings per share – Canadian GAAP - Diluted	0.18	0.18	0.09

Shareholders’ equity – as reported	144,094	119,947	49,311
Cumulative pre-operating costs, net of amortization, net of tax	—	—	216

Shareholders’ equity – Canadian GAAP	144,094	119,947	49,527

Retained earnings - as reported	26,821	15,805	6,839
Cumulative pre-operating costs, net of amortization, net of tax	—	—	215
Accretion on convertible debenture	(54)	(54)	—
Stock option compensation expense, net of tax	(2,047)	416	416

Retained earnings – Canadian GAAP	24,720	16,167	7,470

(i)

Under Canadian GAAP, certain costs expensed in prior years under U.S. GAAP would have been deferred and amortized. Net costs incurred in the pre-operating stage of a start-up business can be deferred until the business reaches commercial operation or the passage of a certain period of time as predetermined by management.

Under Canadian GAAP, the Company would have deferred pre-operating expenses of $276 in 2002 relating to the start up of an organic dairy business in Canada. Amortization of these costs on a straight line basis would have commenced in July 2002 and as at December 31, 2003 these costs would have been fully amortized.

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

Amortization of $nil in 2004 (2003 - $358, 2002 - $271) relating to these pre-operating costs would have been expensed under Canadian GAAP.
- F36 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

18.	Canadian generally accepted accounting principle differences continued

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

In conjunction with the standard, under Canadian GAAP, the Company would have recorded $1,286 in stock compensation expense for 2004 (2003 - $nil) and a charge to retained earnings of $1,177 for prior year expenses.

Partially offsetting the balance above are stock option expenses recognized under U.S. GAAP, not recognized under Canadian GAAP, related to a delay between when options were granted to employees and when they were approved by shareholders. An amount of $416, which was recorded as an expense prior to 2003, is a permanent difference between Canadian and U.S. GAAP.

19.	Proforma data (unaudited)

Condensed proforma income statement, as if the acquisitions of Distribue-vie, Distribution A&L, Supreme, Snapdragon, Kofman-Barenholtz, Organic Ingredients, Sigco Sun Products, Sonne Labs, Pro Organics and Kettle Valley had occurred at the beginning of 2003, is as follows:

	2004 $	2003 $

Proforma revenue	332,978	291,098
Proforma net earnings	11,633	10,174
Proforma earnings per share
- Basic	0.22	0.22

- Diluted	0.21	0.21

20.	Subsequent Events

Opta Minerals Inc. Initial Public Offering

On February 17, 2005 the Company’s subsidiary Opta Minerals Inc. completed its previously announced initial public offering and raised Cdn $15,320 ( U.S. - $12,557) in net proceeds, excluding an over-allotment option granted to the underwriters. The offering consisted of the businesses and net assets that form the Opta Minerals Group segment (note 17). Immediately prior to this transaction the net assets and business of this segment were transferred into the wholly owned subsidiary Opta Minerals Inc. When the over-allotment option is exercised Opta Minerals Inc. will raise Cdn $17,012 ( U.S. - $13,944) in net proceeds. The Company’s ownership will be reduced to 72.7% of the outstanding common shares as a result of this offering and would be reduced to 70.8% when the over-allotment be exercised in full.

The initial public offering consisted of 4,500,000 units at an initial offering price of Cdn $4.00 per unit. Each unit consisted of one common share and one-half of a common share purchase warrant of Opta Minerals Inc.. The shares and warrants are listed on the Toronto Stock Exchange under the symbols “OPM” and “OPM.WT”, respectively.

Opta Minerals Inc. intends to use the proceeds for strategic acquisitions of, or investments in new products, technologies, and businesses that expand or complement Opta Minerals Inc. business and for general corporate purposes. Opta Minerals Inc. also repaid Cdn $5,000 ( U.S. - $4,098) to SunOpta relating to intercompany loans.

- F37 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental Financial Information (Unaudited)

	Quarter ended December 31,		Quarter ended September 30,

	2004	2003	2004	2003

	$	$	$	$
Revenues	82,663	54,663	80,140	50,384

Cost of goods sold	68,191	44,188	64,700	41,404

Gross profit	14,472	10,475	15,440	8,980

Warehousing and distribution expenses	1,872	1,838	1,546	221
Selling, general and administrative expenses	10,971	6,604	9,311	5,567

Earnings (loss) before the following	1,629	2,033	4,583	3,192

Interest expense	(409)	(278)	(668)	(680)
Interest and other income (expense), net	(85)	120	(146)	255
Write-off of intangible asset	(2,250)	—	—	—
Foreign exchange	123	652	194	(171)

	(2,621)	494	(620)	(596)

Earnings before income taxes	(992)	2,527	3,963	2,596

Provision for (recovery of) income taxes	(1,412)	(670)	1,187	401

Net earnings before minority interest	420	3,197	2,776	2,195

Minority interest	67	—	7	—

Net earnings for the period	353	3,197	2,769	2,195

Earnings per share for the period
Basic	0.01	0.06	0.05	0.05

Diluted	0.01	0.06	0.05	0.04

- F38 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental Financial Information (Unaudited)

	Quarter ended June 30,		Quarter ended March 31,

	2004	2003	2004	2003
	$	$	$	$
Revenues	80,946	52,641	62,502	41,411

Cost of goods sold	64,690	43,536	50,231	34,293

Gross profit	16,256	9,105	12,271	7,118

Warehousing and distribution expenses	1,442	229	1,156	178
Selling, general and administrative expenses	8,964	5,576	7,979	5,217

Earnings before the following	5,850	3,300	3,136	1,723

Interest expense	(152)	(493)	(208)	(491)
Interest and other income (expense), net	2,499	173	(115)	37
Write-off of intangible asset	—	—	—	—
Foreign exchange	389	254	(141)	341

	2,736	(66)	(464)	(113)

Earnings before income taxes	8,586	3,234	2,672	1,610

Provision for income taxes	2,562	787	802	483

Net earnings before minority interest	6,024	2,447	1,870	1,127

Minority interest	—	—	—	—

Net earnings for the period	6,024	2,447	1,870	1,127

Earnings per share for the period
Basic	0.11	0.06	0.04	0.03

Diluted	0.11	0.05	0.03	0.03

- F39 -

SunOpta Inc. Notes to Consolidated Financial Statements (Expressed in thousands of U.S. dollars, except per share amounts)

PART I - FINANCIAL INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

/s/ John Dietrich
Date: March 11, 2005
SunOpta Inc. By John Dietrich Vice President and Chief Financial Officer
- F40 -