Form 10-Q
period 2005-03-31
SUNOPTA INC
filed 2005-05-10
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
Commission File No. 0-9989

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

SUNOPTA INC.

(Exact name of registrant as specified in its charter)

CANADA
(Jurisdiction of Incorporation)

Not Applicable
(I.R.S. Employer Identification No.)

2838 Bovaird Drive West
Norval, Ontario L0P 1K0, Canada
(Address of Principal Executive Offices)

(905) 455-1990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes - ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes - ☒    No ☐

At April 29, 2005 registrant had 56,271,430 common shares outstanding, the only class of registrant’s common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $293,327,353. The Company’s common shares are traded on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

There are 27 pages in the March 31, 2005 10-Q and the index follows the cover page.

SUNOPTA INC.	1	March 31, 2005 10-Q

SUNOPTA INC. FORM 10-Q March 31, 2005

SUNOPTA INC.	2	March 31, 2005 10-Q

PART I - FINANCIAL INFORMATION Item 1 - Condensed Consolidated Financial Statements SunOpta Inc. For the Three Months Ended March 31, 2005 (Unaudited)

SUNOPTA INC.	3	March 31, 2005 10-Q

SunOpta Inc. Condensed Consolidated Statements of Earnings For the three months ended March 31, 2005 and 2004 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

	March 31, 2005 $	March 31, 2004 $

Revenues	86,223	62,502

Cost of goods sold	70,587	50,231

Gross profit	15,636	12,271

Warehousing and distribution expenses	2,604	1,156
Selling, general and administrative expenses	9,787	7,979

Earnings before the following	3,245	3,136

Interest expense, net	(302)	(208)
Other income (expense) (note 7)	4,035	(115)
Foreign exchange	35	(141)

	3,768	(464)

Earnings before income taxes	7,013	2,672

Provision for income taxes	235	802

Net earnings before minority interest	6,778	1,870

Minority interest	173	—

Net earnings for the period	6,605	1,870

Change in foreign currency translation adjustment	(165)	(197)

Comprehensive income	6,440	1,673

Net earnings per share for the period (note 6)

– Basic	0.12	0.04

– Diluted	0.12	0.03

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	4	March 31, 2005 10-Q

SunOpta Inc. Condensed Consolidated Balance Sheets As at March 31, 2005 and December 31, 2004 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

	March 31, 2005 $	December 31, 2004 $

Assets

Current assets

Cash and cash equivalents	10,643	8,081
Accounts receivable	41,871	38,446
Inventories	57,757	49,537
Prepaid expenses and other current assets	4,010	4,472
Current income taxes recoverable	—	2,000
Deferred income taxes	421	421

	114,702	102,957

Property, plant and equipment	65,516	62,619
Goodwill and intangibles	43,718	43,934
Deferred income taxes	7,310	6,831
Other assets (note 9(a))	3,372	3,831

	234,618	220,172

Liabilities

Current liabilities
Bank indebtedness	6,815	—
Accounts payable and accrued liabilities	28,511	35,668
Customer and other deposits	2,027	431
Current portion of long-term debt (note 4 (b))	4,947	4,819
Current portion of long-term payables	474	1,548

	42,774	42,466

Long-term debt (note 4(b))	29,768	31,003
Long-term payables	1,131	1,232

	73,673	74,701

Minority interest (note 4(a))	10,203	1,378

Shareholders’ Equity

Capital stock (note 5)	106,003	105,794
Contributed surplus	3,330	3,330
Retained earnings	33,426	26,821
Cumulative other comprehensive income	7,983	8,148

	150,742	144,093

	234,618	220,172

Commitments and contingencies (note 9)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	5	March 31, 2005 10-Q

SunOpta Inc. Condensed Consolidated Statements of Shareholders’ Equity As at March 31, 2005 and December 31, 2004 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

	Capital stock	Contributed surplus	Retained earnings	Cumulative other comprehensive income	Total
	$	$	$	$	$

Balance at December 31, 2004	105,794	3,330	26,821	8,148	144,093

Options exercised	48	—	—	—	48
Employee stock purchase plan	161	—	—	—	161
Net earnings for the period	—	—	6,605	—	6,605
Currency translation adjustment	—	—	—	(165)	(165)

Balance at March 31, 2005	106,003	3,330	33,426	7,983	150,742

	Capital stock	Contributed surplus	Retained earnings	Cumulative other comprehensive income	Total
	$	$	$	$	$

Balance at December 31, 2003	96,636	3,384	15,779	4,142	119,941

Options exercised	225	—	—	—	225
Employee stock purchase plan	1,425	—	—	—	1,425
Net earnings for the period	—	—	1,870	—	1,870
Currency translation adjustment	—	—	—	(197)	(197)

Balance at March 31, 2004	98,286	3,384	17,649	3,945	123,264

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	6	March 31, 2005 10-Q

SunOpta Inc. Condensed Consolidated Statements of Cash Flow For the three months ended March 31, 2005 and 2004 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

	March 31, 2005 $	March 31, 2004 $

Cash provided by (used in)

Operating activities
Net earnings for the period	6,605	1,870
Items not affecting cash
Amortization	1,751	1,618
Deferred income taxes	153	447
Dilution gain (note 4(a))	(6,516)	—
Common shares granted to Opta Minerals employees	234	—
Minority interest	173	—
Other	886	111
Changes in non-cash working capital (note 8)	(14,916)	(7,073)

	(11,630)	(3,027)

Investing activities
Purchase of property, plant and equipment	(4,769)	(3,849)
Acquisition of companies, net of cash acquired	(1,234)	(911)
Proceeds from sale of property, property and equipment	19	1,014
Other	—	(17)

	(5,984)	(3,763)

Financing activities
Proceeds from Opta Minerals Inc. share issuance (note 4)	14,290	—
Increase in bank indebtedness	6,815	3,227
Repayment of term debt	(1,107)	(663)
Proceeds from the issuance of common shares, net of issuance costs	209	1,650
Other	(8)	(37)

	20,199	4,177

Foreign exchange gain (loss) on cash held in a foreign currency	(23)	126

Increase (decrease) in cash and cash equivalents during the period	2,562	(2,487)

Cash and cash equivalents – Beginning of the period	8,081	21,990

Cash and cash equivalents – End of the period	10,643	19,503

See note 8 for supplemental cash flow information

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	7	March 31, 2005 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

1.	Basis of presentation

The interim condensed consolidated financial statements of SunOpta Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2004.

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation.

2.	Description of business and significant accounting policies

The Company was incorporated under the laws of Canada on November 13, 1973. The Company conducts business in three main areas, the SunOpta Food Group (Food Group) processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on soy, oat fiber and other natural and organic food products. Opta Minerals processes, distributes and recycles silia free abrasives and industrial minerals. The StakeTech Steam Explosion Group markets proprietary steam explosion technology systems for the pulp, bio-fuel and food processing industries. The Company’s assets, operations and employees at March 31, 2005 are located in the United States and Canada.

Changes to significant accounting policies since December 31, 2004 are outlined below. For a complete list of significant accounting policies refer to the Company’s consolidated financial statements and notes included in the Annual Report on Form 10K for the year ended December 31, 2004. These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Differences arising from the application of accounting principles generally accepted in Canada are described in Note 11.

Investments

All subsidiaries, except Organic Ingredients, Inc. which is owned 50.1% (refer to note 12) and Opta Minerals which is owned 70.4% (refer to note 4), are 100% owned at March 31, 2005. The remaining 49.9% of minority interest in Organic Ingredients, Inc. was acquired by SunOpta Inc. subsequent to March 31, 2005. Investments in these subsidiaries represent control and are recorded using the consolidation method, whereby revenues and expenses are consolidated with the results of the Company. The minority interest balance on the Condensed Consolidated Balance Sheet represents the non-controlling shareholders’ interest in Organic Ingredients, Inc. and Opta Minerals Inc. This balance includes the non-controlling equity component as at the date of acquisition and income attributable since that date.

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated amortization and accumulated losses. Amortization is provided on property, plant and equipment using the straight-line basis at rates reflecting the estimated useful lives of the assets. Effective January 1, 2005, the estimated useful lives of all asset categories were revised to standardize and better reflect the estimated useful life for all wholly owned subsidiaries in the following ranges:

Buildings	20 - 40 years
Machinery & equipment	10 - 20 years
Office furniture & equipment	3 - 7 years
Vehicles	5 years

SUNOPTA INC.	8	March 31, 2005 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

2.	Description of business and significant accounting policies continued

Amortization is calculated from the time the asset is put into use. Amortization expense would have been approximately $2,051 (actual amortization was $ 1,751) for the three months ended March 31, 2005 if the change to estimated useful lives had not take place.

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

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company’s net earnings and earnings per share would have been as follows:

	Three months ended

	March 31, 2005		March 31, 2004

Number of options granted		159,000		—

	$		$

Total fair value of options granted		520		—

Net earnings for the period as reported		6,605		1,870
Stock compensation expense:
Options expense from current period grants		104		—
Options expense from prior period grants		329		154

		433		154

Pro-forma net earnings for the period		6,172		1,716

Weighted average number of shares outstanding		56,238,585		52,838,493

Diluted weighted average number of shares outstanding		56,928,173		55,856,723

Pro-forma net earnings per common share
- Basic		0.11		0.03

- Diluted		0.11		0.03

The fair value of the options granted during the current and prior periods were estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2004 – 0%), an expected volatility of 54% (March 31, 2004 – 55%), a risk-free interest rate of 3% (March 31, 2004 –3%), and an expected life of four to six years. These options vest at various dates ranging from the date of the grants to March 9, 2010 and expire four to five years subsequent to the grant date.

SUNOPTA INC.	9	March 31, 2005 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three months ended March 31, 2005 and 2004 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

4.	Opta Minerals Inc. Initial Public Offering

(a)
On February 17, 2005, the Company’s subsidiary Opta Minerals Inc. completed its previously announced initial public offering and raised $14,294 (Cdn $17,496) in net proceeds, (gross proceeds Cdn $19,800) including an over-allotment option granted to the underwriters and exercised on March 16, 2005. The offer was for shares of the Company which consisted of the businesses and net assets that form the Opta Minerals Group segment (note 10). Immediately prior to this transaction the net assets and business of this segment were transferred into this wholly owned subsidiary Opta Minerals Inc.. The Company’s ownership was reduced to 70.4% of the outstanding common shares as a result of this transaction including the effect of gifting shares to certain employees of Opta Minerals Inc. in recognition of their contribution in building the Company. The Company recorded a dilution gain of $6,516 as a result of the sale of the approximate 29.6% minority interest in Opta Minerals Inc.

The initial public offering consisted of 4,500,000 units at an initial offering price of Cdn $4.00 per unit. Each unit consisted of one common share and one-half of a common share purchase warrant of Opta Minerals Inc.. The shares and warrants are listed on the Toronto Stock Exchange under the symbols “OPM” and “OPM.WT”, respectively. Opta Minerals Inc. intends to use the proceeds for strategic acquisitions of, or investments in new products, technologies, and businesses that expand or complement Opta Minerals Inc.’s business and for general corporate purposes. During the quarter ended March 31, 2005, Opta Minerals Inc. repaid $4,098 (Cdn $5,000) to SunOpta relating to intercompany loans and repaid an additional $385 (Cdn $500) during the second quarter of 2005.

(b)
In February 2005, the Company amended its credit agreement for the primary purpose of releasing all secured collateral relating to the Opta Minerals Group, as part of the group’s initial public offering. As part of the initial public offering Opta Minerals Inc. received a term sheet with a Canadian chartered bank that has committed to provide them with an operating facility of up to Cdn $5,000 and a term facility for up to Cdn $7,000. These facilities will be collaterized by a first priority security interest against substantially all of Opta Minerals Inc.’s assets.

5.	Capital stock

	March 31, 2005 $	December 31, 2004 $
Issued and fully paid -
56,270,630 common shares (December 31, 2004 – 56,220,212)	105,994	105,785
35,000 warrants (December 31, 2004 –35,000)	9	9

	106,003	105,794

(a)
In the first three months of 2005, employees and directors exercised 20,740 (March 31, 2004 – 107,657) common share options and an equal number of common shares were issued for net proceeds of $48 (March 31, 2004 - $225).

(b)	In the first three months of 2005, nil (March 31, 2004 – 593,850) warrants were exercised and nil common shares were issued for net proceeds of $nil (March 31, 2004 - $1,425).

(c)	In the first three months of 2005, 29,678 (March 31, 2004 - $nil) common shares were issued for net proceeds of $161 as part of the Company’s employee stock purchase plan.

(d)	In the first three months of 2005, 125,000 options were granted to employees at a price of $6.54 and 34,000 options were granted to employees at a price of $6.81.

SUNOPTA INC.	10	March 31, 2005 10-Q

SunOpta Inc. Condensed Notes to Consolidated Financial Statements For the three months ended March 31, 2005 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

6.	Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended

	March 31, 2005 $	March 31, 2004 $

Net earnings for the period	6,605	1,870

Weighted average number of shares used in basic earnings per share	56,238,585	52,838,493

Dilutive potential of the following:
Employee/director stock options	663,827	1,035,219
Dilutive Warrants	25,761	1,983,011

Diluted weighted average number of shares outstanding	56,928,173	55,856,723

Net earnings per share:
Basic	0.12	0.04

Diluted	0.12	0.03

Options to purchase 1,209,415 (March 31, 2004 – 242,900) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

7.	Other income (expense)

	March 31, 2005	March 31, 2004

Dilution gain, net of related costs of $976 (a)	5,540	—
Reduction of assets (b)	(708)	(186)
Other (c)	(797)	71

	4,035	(115)

(a)
The transaction costs of $976 incurred during the Opta Minerals Inc. initial public offering (refer note 4(a)) includes professional fees of $742 and compensation costs of $234 related to the share gifting to certain Opta Minerals Group employees.

(b)	Reduction of assets include the write-down of a business and facilities held for sale to net realizable value.

(c)
Other expenses of $797 relate primarily to certain unrecoverable legal fees (refer note 9(a)), litigation related costs and one time moving costs to a new facility within the Canadian Food Distribution Group segment.

SUNOPTA INC.	11	March 31, 2005 10-Q

SunOpta Inc. Condensed Notes to Consolidated Financial Statements For the three months ended March 31, 2005 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

8.	Supplemental cash flow information

	Three months ended

	March 31, 2005 $	March 31, 2004 $
Changes in non-cash working capital:
Accounts receivable	(3,468)	(2,040)
Inventories	(8,336)	(3,241)
Recoveries of income taxes	2,000	—
Prepaid expenses and other current assets	465	(791)
Accounts payable and accrued liabilities	(7,173)	(2,194)
Customer and other deposits	1,596	1,193

	(14,916)	(7,073)

Cash paid for:
Interest	319	200

Income taxes	—	—

9.	Commitments and contingencies

(a)
Included in Other assets is a receivable of $2,903 (December 31, 2004 - $3,343) representing a judgment awarded and recovery of certain legal fees and interest with respect to a suit the Company filed against a supplier for failure to adhere to the terms of a contract. The judgment was awarded on June 29, 2004 by a federal court jury in the United States District Court for the District of Oregon in favour of SunRich LLC, a subsidiary of the Company. On February 8, 2005 the supplier filed an appeal against this judgement. The Company and legal counsel believe this appeal is without merit and the Company believes the collectibility of this receivable is reasonably assured. During the quarter, certain legal fees were disallowed by the court and an amount of $440 has been charged to other expense during the period representing unrecoverable legal fees.

(b)
In the normal course of business, the SunOpta Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

(c)	Letters of credit:

i)
An irrevocable letter of credit for $620 (Cdn $750) has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

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

iv)
Standby letters of credit in the amount of $850 have been placed with a Hungarian bank in accordance with an agreement with a related party whereby both parties operate a Hungarian based sunflower business. These letters of credit expire on various dates between April 30, 2005 and August 30, 2005.

SUNOPTA INC.	12	March 31, 2005 10-Q

SunOpta Inc. Condensed Notes to Consolidated Financial Statements For the three months ended March 31, 2005 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

10. Segmented information

Industry segments

The Company operates in three industry segments: (a) the SunOpta Food Group (Food Group), processes, packages and distributes a wide range of natural, organic and specialty food products via its vertically integrated operations with a focus on soy, natural and organic food products; (b) the Opta Minerals Group, processes, distributes, and recycles silica free loose abrasives, industrial minerals, specialty sands and related products; and (c) the StakeTech Steam Explosion Group, markets proprietary non-wood processing technology with significant licensing and application potential in the pulp, food processing and bio-fuel industries. During 2004, the Company expanded its reporting segment of the Food Group and has further defined this segment into Grains and Soy Products Group, SunOpta Ingredients Group, Packaged Products Group and Canadian Food Distribution Group (which combined form the SunOpta Food Group). The addition of these segments better reflects how management views and manages the business and is aligned with the Company’s vertically integrated model. The Company’s assets, operations and employees are located in Canada and the United States.

	Three months ended March 31, 2005

	SunOpta Food Group $	Opta Minerals Group $	StakeTech Steam Explosion Group and Corporate $	Consolidated $
External revenues by market
U.S	44,670	3,160	280	48,110
Canada	27,638	4,568	—	32,206
Other	5,897	10	—	5,907

Total revenues to external customers	78,205	7,738	280	86,223

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	3,343	837	(900)	3,280

Other income (expense)			4,035	4,035

Segment earnings before interest expense (net), income taxes and minority interest	3,343	837	3,135	7,315

Interest expense, net	—	—	302	302

Provision for income taxes	—	—	235	235

Minority interest	—	—	173	173

Net earnings	3,343	837	2,425	6,605

SUNOPTA INC.	13	March 31, 2005 10-Q

SunOpta Inc. Condensed Notes to Consolidated Financial Statements For the three months ended March 31, 2005 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

10. Segmented information continued

The SunOpta Food Group has the following segmented reporting:

	Three months ended March 31, 2005

	Grains & Soy Products Group $	SunOpta Ingredients Group $	Packaged Products Group $	Canadian Food Distribution Group $	SunOpta Food Group $
External revenues by market
U.S	15,509	17,851	11,247	63	44,670
Canada	249	385	1,585	25,419	27,638
Other	4,523	1,335	39	—	5,897

Total revenues from external customers	20,281	19,571	12,871	25,482	78,205

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	1,113	1,106	434	690	3,343

	Three months ended March 31, 2004

	SunOpta Food Group $	Opta Minerals Group $	StakeTech Steam Explosion Group and Corporate $	Consolidated $
External revenues by market
U.S	35,236	4,135	147	39,518
Canada	15,567	2,704	—	18,271
Other	4,713	—	—	4,713

Total revenues to external customers	55,516	6,839	147	62,502

Segment earnings before other income (expense), interest expense (net) and income taxes	3,191	677	(873)	2,995

Other income (expense)	—	—	(115)	(115)

Segment earnings before interest expense (net) and income taxes	3,191	677	(988)	2,880

Interest expense, net	—	—	208	208

Provision for income taxes	—	—	802	802

Net earnings (loss)	3,191	677	(1,998)	1,870

SUNOPTA INC.	14	March 31, 2005 10-Q

SunOpta Inc. Condensed Notes to Consolidated Financial Statements For the three months ended March 31, 2005 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

The SunOpta Food Group has the following segmented reporting:

	Three months ended March 31, 2004

	Grains & Soy Products Group $	SunOpta Ingredients Group $	Packaged Products Group $	Canadian Food Distribution Group $	SunOpta Food Group $
External revenues by market
U.S	14,381	13,277	7,578	—	35,236
Canada	159	493	914	14,001	15,567
Other	3,143	1,515	55	—	4,713

Total revenues from external customers	17,683	15,285	8,547	14,001	55,516

Segment earnings before other income, interest expense (net) and income taxes	467	1,812	(246)	1,158	3,191

11. Canadian generally accepted accounting principle differences

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) which conform in all material respects applicable to the Company with those in Canada (Canadian GAAP) during the periods presented, except with respect to the following items:

	Three months ended

	March 31, 2005 $	March 31, 2004 $

Net earnings for the period - as reported	6,605	1,870

Stock option compensation expense (i)	(525)	(134)

Net earnings for the period – Canadian GAAP	6,080	1,736

Net earnings per share – Canadian GAAP – Basic	0.11	0.03

Net earnings per share – Canadian GAAP – Diluted	0.11	0.03

Retained earnings as reported	33,426	17,649

Cumulative stock option compensation expense (i)	(2,572)	(895)
Accretion convertible debenture	(54)	(54)

Retained earnings – Canadian GAAP	30,800	16,700

Shareholders’ equity – as reported	150,742	123,264

Retained earnings change	(2,626)	(949)

Shareholders’ equity – Canadian GAAP	148,116	122,315

SUNOPTA INC.	15	March 31, 2005 10-Q

SunOpta Inc. Condensed Notes to Consolidated Financial Statements For the three months ended March 31, 2005 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

11. Canadian generally accepted accounting principle differences continued

(i)	Under Canadian GAAP, the Company is required to record stock compensation expense on options granted to employees.

In conjunction with the standard, under Canadian GAAP, the Company would have recorded $530 in stock compensation expense for the three months ended March 31, 2005 (2004 - $134). The cumulative impact of this difference is $2,988 as at March 31, 2005 and $1,311 as at March 31, 2004.

Partially offsetting the balance above, are stock option expenses recognized under US GAAP, not recognized under Canadian GAAP, related to a delay between when options were granted to employees and when they were approved by shareholders. An amount of $416 was recorded as an expense prior to 2004, is a permanent difference between Canadian and US GAAP.

12. Subsequent events

On April 5, 2005, SunOpta exercised its option to acquire the remaining 49.9% of the outstanding shares of Organic Ingredients, Inc. (Organic Ingredients), headquartered in Aptos, California for consideration of $2,416. Additional consideration may be payable based on Organic Ingredients achieving pre-determined earnings targets during the period January 1, 2005 to December 31, 2007. Any additional consideration will be recorded as goodwill when the outcome of the contingency becomes determinable.

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

13. Comparative figures

Certain 2004 quarterly comparative figures have been reclassified to conform to the 2005 financial statement presentation.

SUNOPTA INC.	16	March 31, 2005 10-Q

PART I - FINANCIAL INFORMATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Initial Public Offering of Common Shares in Canada by a wholly-owned subsidiary of SunOpta, Opta Minerals Inc.

On February 17, 2005, the Company’s subsidiary Opta Minerals Inc. completed its previously announced initial public offering and raised $14,294 (Cdn $17,496) in net proceeds, (gross proceeds Cdn 19,800) including an over-allotment option granted to the underwriters and exercised on March 16, 2005. The offer was for shares of the Company which consisted of the businesses and net assets that form the Opta Minerals Group segment (note 10). Immediately prior to this transaction the net assets and business of this segment were transferred into this wholly owned subsidiary Opta Minerals Inc.. The Company’s ownership was reduced to 70.4% of the outstanding common shares as a result of this transaction including the effect of gifting shares to certain employees of Opta Minerals Inc. in recognition of their contribution in building the Company. The Company recorded a dilution gain of $6,516 as a result of the sale of the approximate 29.6% minority interest in Opta Minerals Inc.

The initial public offering consisted of 4,500,000 units at an initial offering price of Cdn $4.00 per unit. Each unit consisted of one common share and one-half of a common share purchase warrant of Opta Minerals Inc.. The shares and warrants are listed on the Toronto Stock Exchange under the symbols “OPM” and “OPM.WT”, respectively. Opta Minerals Inc. intends to use the proceeds for strategic acquisitions of, or investments in new products, technologies, and businesses that expand or complement Opta Minerals Inc.’s business and for general corporate purposes. During the quarter ended March 31, 2005, Opta Minerals Inc. repaid $4,098 (Cdn $5,000) to SunOpta relating to intercompany loans and repaid an additional $413 (Cdn $500) during the second quarter of 2005.

Amendment to Credit Agreement

In February 2005, the Company amended its credit agreement for the primary purpose of releasing all secured collateral relating to the Opta Minerals Group, as part of the group’s initial public offering. As part of the initial public offering Opta Minerals Inc. received a term sheet with a Canadian chartered bank that has committed to provide them with an operating facility of up to Cdn $5,000 and a term facility for up to Cdn $7,000. These facilities will be collaterized by a first priority security interest against substantially all of Opta Minerals Inc.’s assets

Subsequent Event – Option exercised to acquire the remaining 49.9% of the outstanding shares of Organic Ingredients Inc.

On April 5, 2005, SunOpta exercised its option to acquire the remaining 49.9% of the outstanding shares of Organic Ingredients, Inc. (Organic Ingredients), headquartered in Aptos, California for consideration of $2,416. Additional consideration may be payable based on Organic Ingredients achieving pre-determined earnings targets during the period January 1, 2005 to December 31, 2007.

Operations for the Three Months ended March 31, 2005 Compared With the Three Months Ended March 31, 2004

Consolidated

Revenues in the first three months of 2005 increased by 38% to $86,223,000 versus $62,502,000 in the first three months of 2004. The Company’s net earnings for the first three months of 2005 were $6,605,000 or $0.12 per basic common share (diluted - $0.12) compared to $1,870,000 or $0.04 per basic common share (diluted - $0.03) for the first three months of 2004, representing a 253% increase.

The increase in the Company’s revenues is due to a $22,689,000 increase in revenue from the SunOpta Food Group, an increase of $899,000 from the Opta Minerals Group and an increase of $133,000 in revenues from the StakeTech Steam Explosion Group. These increases are due to continued internal growth in certain product lines and the impact of acquisitions completed to date. Details are provided in the segmented analysis below.

Net earnings before interest expense (net) and income taxes increased to $7,315,000 compared to $2,880,000 for the same period in the prior year, a 153.9% increase. This increase included a $5,540,000 dilution gain, net of transaction costs of $976, resulting from the sale of approximately 29.6% minority interest in the Initial Public Offering of Opta Minerals Inc, a subsidiary of the company. Excluding other income (expense), net earnings before other income (expense), interest expense $2,995,000 for the same period in the prior year, an 9.5% increase.

SUNOPTA INC.	17	March 31, 2005 10-Q

Acquisitions completed in the prior year, internal sales growth, synergies and cost reductions realized throughout the organization are attributable to this increase. Further details are included in the segmented analysis detailed below.

Interest expense (net) increased slightly to $302,000 in the three months ended March 31, 2005 from $208,000 in the three months ended March 31, 2004. The increase reflects the higher level of debt outstanding during the first quarter of 2005 from the amended credit agreement effective July 2004.

Other income (expense) increased to $4,035,000 in the three months ended March 31, 2005 from $(115,000) in the three months ended March 31, 2004, primarily due to a net dilution gain from the Initial Public Offering of Opta Minerals Inc., as noted above of $5,540,000 a reduction of assets due to the write-down of a business and facilities held for sale to their net realizable value of ($708,000) and other expenses primarily related to certain unrecoverable legal fees, litigation related costs and one time moving costs to a new facility within the Canadian Food Distribution Group segment of ($797,000). Refer to note 7 in the Condensed Consolidated Financial Statements.

Foreign exchange of $35,000 compared to ($141,000) in the same period in 2004 is due to the depreciation of the United States dollar in the three months ended March 31, 2005.

The provision for income taxes in the first three months of 2005 is 3.4% due to the majority of the dilution gain realized upon the Initial Public Offering of Opta Minerals Inc, being non-taxable while a portion of the costs netted against the dilution gain are taxable. Ignoring the effect of the dilution gain, the Company’s effective tax rate is estimated to be in the range of 26% - 31% for the year.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group

The SunOpta Food Group contributed $78,205,000 or 90.7% of total Company consolidated revenues in the first three months of 2005 versus $55,516,000 or 88.8% in the same period in 2004. The increase of $22,689,000 or 40.9% in SunOpta Food Group revenues was primarily due to increased sunflower seed and Identity Preserved (IP) corn sales generated from the Grains & Soy Group, strong increases in sales from the Aseptic Packaging plant in the Packaging Products Group due to the recent expansion and process improvements implemented over the past year and acquisitions completed in 2004 within the SunOpta Ingredient and Canadian Food Distribution Groups. The above increases were somewhat offset by a decrease in fiber sales from the SunOpta Ingredients Group due to a decline in the low-carb market.

The gross margin as a percentage of sales decrease in the quarter from 19.7% to 17.7% was largely due to the fiber sales resulting from increased competition and reduced demand and the shortage of fresh produce supply within the Canadian Food Distribution Group due to unfavourable weather conditions in California for produce growth.

Selling, general and administrative expenses increased to $7,932,000 or 10.1% of revenues in the first three months of 2005 from $6,491,000 or 11.6% of revenues in the same period of 2004. The increase of $1,441,000 is due to the Supreme Foods, Snapdragon, Distribue-Vie and Kofman-Barenholtz acquisitions completed in the second and third quarters of 2004, partially offset by synergies and cost reduction programs implemented throughout the Group. Warehouse and distribution costs increased by $1,448,000 or 125% in the three months of 2005 to $2,604,000, compared to $1,156,000 in the same period in the prior year, again is due to acquisitions completed within the Canadian Food Distribution Group in 2004. A foreign exchange gain of $27,000 was recognized in the three months ended March 31, 2005 compared to ($81,000) in the same period for the prior year.

Net earnings before interest expense and income taxes in the SunOpta Food Group increased 2.2% to $3,343,000 in the three months ended March 31, 2005 compared to $3,191,000 in the three months ended March 31, 2004. Readers should be advised that internal product transfers between the groups are accounted for at cost. See the individual segments within the Food Group below for commentary related to Food Group activities and the 2005 outlook.

Effective January 1, 2005, the estimated useful lives of all asset categories for wholly owned subsidiaries were revised to better reflect the company’s previous experience in the useful life of plant and equipment and to standardize depreciation rates across divisions. Without this change in accounting estimate, additional amortization expense of approximately $310,000 would be been booked for the three months ended March 31, 2005, increasing amortization in the Grain & Soy Group by $65,000, SunOpta Ingredients Group by $190,000, Packaged Products Group by $120,000 and decreasing the Canadian Food Distribution Group by $65,000.

SUNOPTA INC.	18	March 31, 2005 10-Q

Grains & Soy Products Group

The Grains and Soy Products Group contributed $20,281,000 in revenues in the first three months of 2005 versus $17,683,000 in 2004, a 14.7% internal growth increase. Revenues were favourably impacted in the quarter by increased demand for High Oleic Kernel & Inshell sunflower seeds of $3,518,000, partially offset by weaker IP soybean sales due to the late opening of the river shipping season for the IP soybean crop.

Gross margin in the Grains and Soy Products Group increased by $172,000 in the three months ended March 31, 2005 to $2,478,000 or 12.2% of revenues compared to $2,306,000 or 13.0%, in the same period in 2004. The decrease in gross profit margins is primarily due to reduced margins on corn crop due to favourable pricing available in 2004, not available in 2005, partially offset by the increase in the higher margin sunflower seed sales.

Selling, general and administrative expenses decreased to $1,417,000 in the three months ended March 31, 2005 versus $1,839,000 in the three months ended March 31, 2004. The decrease is due to cost rationalization initiatives and an allocation of certain administrative costs performed within Grains & Soy Products Group on behalf of the Packaged Products Segment. A foreign exchange gain of $52,000 was recognized in the three months ended March 31, 2005.

Net earnings before other income (expense), interest expense and income taxes in the Grains and Soy Products Group was $1,113,000 in the three months ended March 31, 2005 compared to $467,000 in the three months ended March 31, 2004.

SunOpta Ingredients Group

The SunOpta Ingredients Group contributed $19,571,000 revenues in the first three months of 2005 versus $15,285,000 in 2004 a 28.0% increase. The increase in revenues is attributable to the acquisition of Organic Ingredients Inc., partially offset by a decrease in the oat fiber demand due to an increase in competition and a decline in the low carb diets (such as Atkins).

Gross margin in the SunOpta Ingredients Group decreased by $284,000 in the three months ended March 31, 2005 to $3,403,000 or 17.4% of revenue compared to $3,687,000 or 24.1% of revenue, in the same period in 2004. The decrease in gross margin reflects the decline in the oat fiber revenues on a comparative basis and the acquisition of Organic Ingredients, which has inherently lower margins.

Selling, general and administrative expenses increased to $2,303,000 in the three months ended March 31, 2005 versus $1,824,000 in the three months ended March 31, 2004. The increase is primarily due to the Organic Ingredient acquisition in September 2004. A foreign exchange gain of $6,000 was recognized in the three months ended March 31, 2005 compared to ($51,000) in the same period for the prior year.

Net earnings before other income (expense), interest expense (net) and income taxes in the SunOpta Ingredients Group were $1,106,000 in the three months ended March 31, 2005 compared to $1,812,000 in the three months ended March 31, 2004, due primarily to the factors noted above.

Packaged Products Group

The Packaged Products Group contributed $12,871,000 in the three months ended March 31, 2005 compared to $8,547,000 in 2004, an increase of $4,323,000 or 50.6%. Revenues were favourably impacted by internal growth within the 2003 acquisitions completed in the Healthy Convenience Food operation of $820,000 and increased aseptic packaged and consumer products revenues of $3,503,000. The increase in aseptic packaged and consumer products revenues reflects the benefits of an expansion and process improvements implemented over the past year at the aseptic packaging facility and new customer contracts.

Gross margin in the Group increased by $433,000 in the three months ended March 31, 2005 to $1,260,000 or 9.8% of revenues compared to $826,000 or 9.7% in the same period of 2004.

Selling, general and administrative expenses were $827,000 in the three months ended March 31, 2005 versus $1,063,000 in the same period of 2004. The decrease is primarily due to the cost rationalization initiatives within all divisions. A foreign exchange gain of $1,000 was recognized in the three months ended March 31, 2005 compared to ($9,000) in the same period of the prior year.

SUNOPTA INC.	19	March 31, 2005 10-Q

Net earnings (loss) before other income (expense), interest expense (net) and income taxes in the Packaged Products Group were $434,000 in the three months ended March 31, 2005 compared to ($246,000) in the same period of 2004, due to the factors noted above.

Canadian Food Distribution Group

The Canadian Food Distribution Group contributed $25,482,000 of revenue in the first three months of 2005 versus $14,001,000 in the same period of 2004, an increase of $11,480,000 or 82.0%. Revenues were favourably impacted by increased produce and grocery revenues of $1,181,000 and revenues of $10,300,000 resulting from the acquisitions completed in 2004 in the Canadian Distribution Group.

Gross margin in the Canadian Food Distribution Group increased by $2,610,000 in the three months ended March 31, 2005 to $6,711,000 or 26.3% compared to $4,100,000 or 29.3%, in the same period in 2004. The decrease in gross margin percentage was attributable to the lack of fresh produce supply from California due to unfavourable growing weather and increased competition in the fresh produce markets.

Warehousing and distribution costs increased to $2,604,000 in the three months ended March 31, 2005 versus $1,156,000 in the three months ended March 31, 2004, which is attributable to the 2004 acquisitions of Supreme Foods, Distribue-Vie, Snapdragon and Kofman-Barenholtz within the Canadian Food Distribution Group. Selling, general and administrative expenses increased to $3,385,000 in the three months ended March 31, 2005 versus $1,765,000 in the three months ended March 31, 2004. The increases noted are due primarily to the acquisitions noted above. A foreign exchange loss of $32,000 was recognized in the three months ended March 31, 2005 compared to $21,000 in the same period in the prior year.

Net earnings before other income (expense), interest expense (net) and income taxes in the Canadian Food Distribution Group were $690,000 in the three months ended March 31, 2005 compared to $1,158,000 in the three months ended March 31, 2004 due to the factors noted above.

Opta Minerals Group

Opta Minerals contributed $7,738,000 or 8.9% of the total Company consolidated revenues in the first three months of 2005, versus $6,839,000 or 10.9% in 2004. Opta Minerals revenues were favourably impacted by the Distribution A&L acquisition completed in 2004, increased sales of products sold to the bridge cleaning and foundry markets at the Waterdown and Lachine locations, revenues from the abrasive facility in Hardeeville, South Carolina acquired in the second quarter of 2004 and from the completion of an additional abrasives facility constructed in the third quarter of 2004.

Gross margins in Opta Minerals were $1,691,000 in the three months ended March 31, 2005 versus $1,305,000 in the three months ended March 31, 2004. As a percentage of revenues, gross margin increased to 21.9% in the first three months of 2005 from 19.1% in the first three months of 2004. The increase in margin is due primarily increased selling prices and volumes.

Selling, general and administrative expenses increased to $917,000 in the three months ended March 31, 2005 versus $694,000 in the three months ended March 31, 2004. The increase was a result of increased costs associated with a new public company and costs associated with the Distribution A&L acquisition in 2004. A foreign exchange gain of $63,000 was recognized in the three months ended March 31, 2005 and $66,000 in the three months ended March 31, 2004.

Net earnings before other income (expense), interest expense (net) and income taxes were $837,000 in the three months ended March 31, 2005 versus $677,000 in the three months ended March 31, 2004.

StakeTech Steam Explosion Group and Corporate

Revenues of $280,000 for the three months ended March 31, 2005, versus $147,000 in same period in 2004, were derived from pre-engineering and research and development work with Abengoa Bio Energy on processes to be utilized in the production of ethanol fuel. The group continues to work with both external and internal groups on a number of food based and fuel applications.

Gross margin in the StakeTech Steam Explosion Group was $93,000 in the three months ended March 31, 2005 versus $54,000 in the three months ended March 31, 2004. As a percentage of revenues, gross margin decreased to 33.2% in the first three months of 2005 from 36.7% in the first three months of 2004.

SUNOPTA INC.	20	March 31, 2005 10-Q

Selling, general and administrative expenses were $938,000 for the first three months of 2005 compared to $801,000 for the same period in 2004. The increase was a result of increased costs associated with a growing public company including the addition of in-house counsel and internal audit functions, partially offset by increased management fees to the operating groups.

A foreign exchange loss of $55,000 was recognized in the three months ended March 31, 2005 compared to a loss of $126,000 in the same period of the previous year.

Net loss before other income (expense), interest expense (net) and income taxes was ($900,000) in the three months ended March 31, 2005 versus ($873,000) in the three months ended March 31, 2004.

Liquidity and Capital Resources at March 31, 2005

Sources of Liquidity

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At March 31, 2005, the Company had availability under certain lines of credit of approximately $29,000,000. A revolving acquisition line is also available with maximum draws up to $10,000,000.

The Company obtains its long term financing through its credit agreement with a syndicate of lenders. The Company may expand this credit agreement, and/or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes as required.

In February 2005, the Company amended its credit agreement for the primary purpose of releasing all secured collateral relating to the Opta Minerals Group, as part of the group’s initial public offering (refer above to Part I – Item 2 Amendment to Credit Agreement).

The Company has the following sources from which it can fund its operating 2005 cash requirements:

•	Cash and cash equivalents.

•	Available operating lines of credit.

•	Cash flows generated from operating activities.

•	Cash flows generated from the sale of assets held for sale.

•	Cash flows generated from receipts of warrants and options currently in-the-money.

•	Additional long term financing based on securitization of existing assets.

In order to finance significant acquisitions, the Company may need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a maximum term debt to equity ratio of 0.60 to 1.00 versus the current position of 0.25 to 1.00.

Cash Flows from Operating Activities

Net cash and cash equivalents increased $2,562,000 during first three months of 2005 (2004 – ($2,487,000)) to $10,643,000 as at March 31, 2004 (2003 - $19,503,000).

Cash flows provided by operations for the first three months of 2005 before working capital changes was $3,286,000 (2004 – $4,046,000), a decrease of $760,000 or 18.7%. The decrease was due primarily to charges of $742,000 incurred during the Initial Public Offering of Opta Minerals Inc..

Cash provided (used) by operations after working capital changes was ($11,630,000) for the three months ended March 31, 2005 (2004 – ($3,027,000)), reflecting the use of funds for non-cash working capital of ($14,916,000) (2003 – ($7,073,000)). This utilization consists principally of an increase in inventories ($8,336,000), a decrease in accounts payable and accrued liabilities of ($7,173,000) and an increase in accounts receivable ($3,468,000), partially offset by a decrease in recoveries of income taxes of $2,000,000, a decrease in customer deposits of $1,596,000 and a decrease in prepaid expenses and other current assets of $465,000. The usage of cash flows to fund working capital in 2005 reflects the increase in working capital requirements to fund seasonal usage of cash for the purchase of grains within the Grains and Soy Products Group and the seasonal increase in kosher products within the Canadian Food Distribution Group for the Passover season.

SUNOPTA INC.	21	March 31, 2005 10-Q

Cash Flows from Investing Activities

Cash provided (used) by investment activities of ($5,984,000) in the first three months of 2005 (2004 – ($3,763,000)), reflects cash used to purchase of property, plant and equipment of ($4,769,000) (2004 – ($3,849,000)), earnout paid on previous acquisitions of companies of ($1,234,000) (2004 – ($911,000)) and other of $nil (2004 – ($17,000)) and offset by proceeds from the sale of property, plant and equipment of $19,000 (2004 - $1,014,000).

Cash Flows from Financing Activities

Cash provided (used) by financing activities was $20,199,000 in the first three months of 2005 (2004 – ($4,177,000)), consisting primarily of net proceeds from the Opta Minerals Inc. share issuance of $14,290,000 (2004 - $nil), increase in bank indebtedness of $6,815,000 (2004 - $3,227,000), from the issuance of common shares of $209,000 (2003 - $1,650,000), partially offset by net repayment on long-term debt facilities of ($1,107,000) (2004 – ($663,000)) and other of ($8,000) (2004 – (37,000)).

Item 3 -Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at March 31, 2005 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at March 31, 2005, the weighted average interest rate of the fixed rate term debt was 4.7% (2004 – 4.5%) and $2,215,000 (2004 - $2,422,000) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $32,450,000 (2004 - $33,400,000) at an interest rate of 3.7% (2004 – 3.7%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company’s ability to manage interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company’s after tax earnings would (decrease) increase by approximately $240,000 (2004 - $200,000). Given the short duration of fixed rate debt, changes in interest rates would have a negligible affect on fixed rate debt valuations.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the U.S. dollar is also the Company’s reporting currency. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. Since 2003, the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from Cdn $1.5776 at January 1, 2003 to Cdn $1.2020 at December 31, 2004 and Cdn 1.2096 at March 31, 2005. The net effect of this three month depreciation has been a $35,000 (2004 - ($141,000)) net exchange gain (loss) and a ($130,000) (2004 – (4,571,000)) decrease in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company’s net assets by $5,673,0000 (2004 - $4,808,000).

The functional currency of all operations located in Canada is the Canadian dollar. For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the Consolidated Statement of Earnings while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in cumulative other comprehensive income account within Shareholders’ Equity. The functional currency of the corporate head office is the U.S. dollar. Transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange gains (losses) on the Condensed Consolidated Statement of Earnings. U.S. based SunOpta Food Group operations have no exposure to other currencies since almost all sales and purchases are made in U.S. dollars. It is the Company’s intention to hold excess funds in the currency in which the funds are likely to be used, which will, from time to time, potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

SUNOPTA INC.	22	March 31, 2005 10-Q

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At March 31, 2005 the Company owned 528,053 (2004 – 595,294) bushels of corn with a weighted average price of $1.83 (2004 - $1.64) and 182,642 (2004 – 61,682) bushels of soy beans with a weighted average price of $6.87 (2004 - $11.47). The Company has at March 31, 2005 net long positions on corn and soy beans of 8,758 (2004 – 7,009) and 36,393 (2004 –27,484) bushels respectively. An increase/decrease in commodity prices of 10% would not be material. There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, the StakeTech Steam Explosion Group or related to Corporate office activities.

Item 4.     Controls and Procedures

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUNOPTA INC.	23	March 31, 2005 10-Q

PART II - OTHER INFORMATION. Item 1. Legal proceedings

Included in Other assets is a receivable of $2,903,000 (December 31, 2004 - $3,343,000) representing a judgment awarded and recovery of certain legal fees and interest with respect to a suit the Company filed against a supplier for failure to adhere to the terms of a contract. The judgment was awarded on June 29, 2004 by a federal court jury in the United States District Court for the District of Oregon in favour of SunRich LLC, a subsidiary of the Company. On February 8, 2005 the supplier filed an appeal against this judgement. The Company and legal counsel believe this appeal is without merit and the Company believes the collectibility of this receivable is reasonably assured. During the quarter, certain legal fees were disallowed by the court and an amount of $440,000 has been charged to other expense during the period representing unrecoverable legal fees.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities – Not applicable

Item 3.    Defaults upon Senior Securities  - Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders – Not applicable

Item 5.    Other Information

(a)        Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits -

31.1	Certification by Jeremy Kendall, Chief Executive Officer pursuant to Rule 13(a) – 14(a) under the Exchange Act.

31.2	Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a) – 14(a) under the Exchange Act.

32	Certifications by Jeremy Kendall, Chairman and Chief Executive Officer and John Dietrich, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350.

** Filed herewith

(b)             Reports on Form 8-K  –  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

/s/ John Dietrich
Date May 9, 2005
SunOpta Inc. by John Dietrich Vice President and Chief Financial Officer

SUNOPTA INC.	24	March 31, 2005 10-Q