Form 10-Q
period 2005-06-30
SUNOPTA INC
filed 2005-08-09
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
Commission File No. 0-9989

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
Yes   ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes   ☒ No

At August 4, 2005 registrant had 56,459,511 common shares outstanding, the only class of registrant’s common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $380,386,850. The Company’s common shares are traded on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

There are 41 pages in the June 30, 2005 10-Q and the index follows the cover page.

SUNOPTA INC.	1	June 30, 2005 10-Q

SUNOPTA INC.

FORM 10-Q
June 30, 2005

SUNOPTA INC.	2	June 30, 2005 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Condensed Consolidated Financial Statements

SunOpta Inc.

For the three and six months ended June 30, 2005

(Unaudited)

SUNOPTA INC.	3	June 30, 2005 10-Q

SunOpta Inc. Condensed Consolidated Statements of Earnings For the three months ended June 30, 2005 and 2004 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

	June 30, 2005 $	June 30, 2004 $

Revenues	102,858	80,946

Cost of goods sold	84,352	64,690

Gross profit	18,506	16,256

Warehousing and distribution expenses	2,589	1,442
Selling, general and administrative expenses	10,269	8,964

Earnings before the following	5,648	5,850

Interest expense, net	(594)	(135)
Other income (expense) (note 9)	(203)	2,482
Foreign exchange	45	389

	(752)	2,736

Earnings before income taxes	4,896	8,586

Provision for income taxes	1,354	2,562

Net earnings before minority interest	3,542	6,024

Minority interest	235	—

Net earnings for the period	3,307	6,024

Change in foreign currency translation adjustment	(635)	(207)

Comprehensive income	2,672	5,817

Net earnings per share for the period (note 8)

– Basic	0.06	0.11

– Diluted	0.06	0.11

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	4	June 30, 2005 10-Q

SunOpta Inc. Condensed Consolidated Statements of Earnings For the six months ended June 30, 2005 and 2004 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

	June 30, 2005 $	June 30, 2004 $

Revenues	189,081	143,448

Cost of goods sold	154,939	114,921

Gross profit	34,142	28,527

Warehousing and distribution expenses	5,193	2,598
Selling, general and administrative expenses	20,056	16,943

Earnings before the following	8,893	8,986

Interest expense, net	(896)	(343)
Other income (note 9)	3,832	2,367
Foreign exchange	80	248

	3,016	2,272

Earnings before income taxes	11,909	11,258

Provision for income taxes	1,589	3,364

Net earnings before minority interest	10,320	7,894

Minority interest	408	—

Net earnings for the period	9,912	7,894

Change in foreign currency translation adjustment	(800)	(404)

Comprehensive income	9,112	7,490

Net earnings per share for the period (note 8)

– Basic	0.18	0.15

– Diluted	0.17	0.14

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	5	June 30, 2005 10-Q

SunOpta Inc.
Condensed Consolidated Balance Sheets As at June 30, 2005 and December 31, 2004 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

	June 30, 2005 $	December 31, 2004 $

Assets

Current assets

Cash and cash equivalents	7,699	8,081
Accounts receivable	50,736	38,446
Inventories	75,849	49,537
Prepaid expenses and other current assets	4,509	4,472
Current income taxes recoverable	—	2,000
Deferred income taxes	421	421

	139,214	102,957

Property, plant and equipment	73,431	62,619
Goodwill and intangibles	47,216	43,934
Deferred income taxes	6,177	6,831
Other assets (note 11(a))	3,511	3,831

	269,549	220,172

Liabilities

Current liabilities
Bank indebtedness	20,693	—
Accounts payable and accrued liabilities	44,765	35,668
Customer and other deposits	679	431
Current portion of long-term debt (note 6)	6,775	4,819
Current portion of long-term payables	338	1,548

	73,250	42,466

Long-term debt (note 6)	33,015	31,003
Long-term payables	862	1,232

	107,127	74,701

Minority interest	8,946	1,378

Shareholders’ Equity

Capital stock (note 7)	106,160	105,794
Contributed surplus	3,235	3,330
Retained earnings	36,733	26,821
Cumulative other comprehensive income	7,348	8,148

	153,476	144,093

	269,549	220,172

Commitments and contingencies (note 11)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	6	June 30, 2005 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Shareholders’ Equity As at June 30, 2005 and December 31, 2004 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

	Capital stock $	Contributed surplus $	Retained earnings $	Cumulative other comprehensive income $	Total $

Balance at December 31, 2004	105,794	3,330	26,821	8,148	144,093

Options exercised	128	—	—	—	128
Employee stock purchase plan	300	—	—	—	300
Share purchase buy back	(62)	(95)	—	—	(157)
Net earnings for the period	—	—	9,912	—	9,912
Currency translation adjustment	—	—	—	(800)	(800)

Balance at June 30, 2005	106,160	3,235	36,733	7,348	153,476

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	7	June 30, 2005 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow For the three months ended June 30, 2005 and 2004 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

	June 30, 2005 $	June 30, 2004 $

Cash provided by (used in)

Operating activities
Net earnings for the period	3,307	6,024
Items not affecting cash
Amortization	1,680	1,824
Deferred income taxes	72	1,001
Minority interest	235	—
Other	153	(66)
Changes in non-cash working capital (note 10)	1,292	(4,864)

	6,739	3,919

Investing activities
Purchases of property, plant and equipment	(3,137)	(5,399)
Acquisition of companies, net of cash acquired	(8,026)	(21,192)
Proceeds from sale of property, property and equipment	59	4,850
Other	314	4

	(10,790)	(21,737)

Financing activities
Increase in bank indebtedness	1,036	288
Borrowings under term debt	2,800	—
Repayment of term debt	(1,320)	(1,083)
Repayment of deferred purchase consideration	(1,580)	(43)
Proceeds from the issuance of common shares, net of issuance costs	62	303
Other	27	404

	1,025	(131)

Foreign exchange gain on cash held in a foreign currency	82	55

Decrease in cash and cash equivalents during the period	(2,944)	(17,894)

Cash and cash equivalents – Beginning of the period	10,643	19,503

Cash and cash equivalents – End of the period	7,699	1,609

See note 10 for supplemental cash flow information

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	8	June 30, 2005 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow For the six months ended June 30, 2005 and 2004 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

	June 30, 2005 $	June 30, 2004 $

Cash provided by (used in)

Operating activities
Net earnings for the period	9,912	7,894
Items not affecting cash
Amortization	3,431	3,442
Deferred income taxes	225	1,448
Dilution gain (note 5)	(6,516)	—
Common shares granted to Opta Minerals employees	234	—
Minority interest	408	—
Other	1,039	45
Changes in non-cash working capital (note 10)	(13,624)	(11,937)

	(4,891)	892

Investing activities
Purchase of property, plant and equipment	(7,906)	(9,248)
Acquisition of companies, net of cash acquired	(9,260)	(22,103)
Proceeds from sale of property, plant and equipment	78	5,864
Other	312	(13)

	(16,776)	(25,500)

Financing activities
Proceeds from Opta Minerals Inc. share issuance	14,294	—
Increase in bank indebtedness	7,851	3,515
Borrowing under term debt	2,800	—
Repayment of term debt	(2,427)	(1,746)
Repayment of deferred purchase consideration	(1,580)	(64)
Proceeds from the issuance of common shares, net	271	1,954
Other	17	388

	21,226	4,047

Foreign exchange gain on cash held in a foreign currency	59	180

Decrease in cash and cash equivalents during the period	(382)	(20,381)

Cash and cash equivalents – Beginning of the period	8,081	21,990

Cash and cash equivalents – End of the period	7,699	1,609

See note 10 for supplemental cash flow information

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	9	June 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

1.	Basis of presentation

The interim condensed consolidated financial statements of SunOpta Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2004.

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation.

2.	Description of business and significant accounting policies

The Company was incorporated under the laws of Canada on November 13, 1973. The Company conducts business in three main areas, the SunOpta Food Group (Food Group) which processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on grains (soy, corn, sunflowers) oat fiber, ingredients systems, fruits and other natural and organic food products. Opta Minerals Inc. processes, distributes and recycles silica free abrasives and industrial minerals. The StakeTech Steam Explosion Group markets proprietary steam explosion technology systems for the pulp, bio-fuel and food processing industries. The Company’s assets, operations and employees at June 30, 2005 are located in the United States and Canada.

Changes to significant accounting policies since December 31, 2004 are outlined below. For a complete list of significant accounting policies refer to the Company’s consolidated financial statements and notes included in the Annual Report on Form 10K for the year ended December 31, 2004. These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Differences arising from the application of accounting principles generally accepted in Canada are described in Note 13.

Investments

All subsidiaries, except Opta Minerals which is owned 70.4%, are 100% owned at June 30, 2005. Organic Ingredients, Inc. was owned 50.1% (refer to note 4(d)) until April 5, 2005, when the remaining 49.9% of minority interest was acquired by SunOpta Inc. The investment in Opta Minerals represents control and thus is recorded using the consolidation method, whereby revenues and expenses are consolidated with the results of the Company. The minority interest balance on the Condensed Consolidated Balance Sheet represents the non-controlling shareholders’ interest in Organic Ingredients, Inc. (until April 5, 2005) and Opta Minerals Inc. This balance includes the non-controlling equity component as at the date of acquisition and income attributable since that date.

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

Buildings	20 - 40 years
Machinery & equipment	10 - 20 years
Office furniture & equipment	3 - 7 years
Vehicles	5 years

SUNOPTA INC.	10	June 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

2.	Description of business and significant accounting policies continued

Amortization is calculated from the time the asset is put into use. Amortization expense would have been approximately $4,102 (actual amortization was $3,431) for the six months ended June 30, 2005 if the change to estimated useful lives had not taken place.

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

During the second quarter of 2005, the Company modified the terms of all outstanding and unvested options whose exercise prices were greater than $5.00. As a result of the modification, 876,590 stock options vested immediately resulting in the disclosure of an additional proforma expense of $3,044 in the quarter. Under the accounting guidance of APB 25, the accelerated vesting did not result in any compensation to be recognized as these stock options had no intrinsic value. Without this modification, the Company would have incurred $1,128 of compensation expense in 2006 that would have been required to be recognized under SFAS 123R, which the Company will implement beginning January 1, 2006.

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

	Three months ended		Six months ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Number of options granted	17,275	212,500	176,275	212,500

	$	$	$	$

Total fair value of options granted	39	840	559	840

Net earnings for the period as reported	3,307	6,024	9,912	7,894
Stock compensation expense:
Options expense from current period grants	8	42	138	42
Options expense from prior period grants including the accelerated vesting of certain shares	3,398	153	3,701	305

	3,406	195	3,839	347

Pro-forma net earnings (loss) for the period	(99)	5,829	6,073	7,547

Weighted average number of shares outstanding	56,266,650	53,443,189	56,253,099	53,141,253

Diluted weighted average number of shares outstanding	56,731,522	56,314,112	56,798,959	56,141,753

Pro-forma net earnings per common share
- Basic	0.00	0.11	0.11	0.14

- Diluted	0.00	0.10	0.11	0.13

SUNOPTA INC.	11	June 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

3.	Stock Option Plan continued

The fair value of the options granted during the current and prior periods were estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2004 – 0%), an expected volatility of 46% (June 30, 2004 – 55%), a risk-free interest rate of 4% (June 30, 2004 – 3%), and an expected life of four to six years. These options vest at various dates ranging from the date of the grants to May 4, 2010 and expire four to five years subsequent to the grant date.

4.	Business Acquisitions

During the six months ended June 30, 2005, the Company acquired three businesses and the remaining 49.9% minority interest of Organic Ingredients. All of these acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition less minority interest when the Company owns less than 100% of the acquired company.

The purchase price allocation of the net assets acquired and consideration given is summarized below:

	Earthwise Processors, LLC (a) $	Cleughs Frozen Foods, Inc. (b) $	Hillcrest Abrasive Production Division (c) $	Total $

Net assets acquired:
Non-cash working capital	1,148	111	47	1,306
Property, plant and equipment	2,300	3,764	243	6,307
Other assets	—	454	—	454
Goodwill	—	1,320	—	1,320
Intangible assets – finite life	525	930	260	1,715
Deferred income tax liability	—	(909)	—	(909)
Debt and other liabilities	—	(1,575)	—	(1,575)

	3,973	4,095	550	8,618

Consideration, net of cash acquired	3,973	2,168	550	6,691
Notes payable	—	1,927	—	1,927

	3,973	4,095	550	8,618

(a)	Earthwise Processors, LLC

On June 2, 2005, SunOpta purchased the inventory, property, plant and equipment and the business of Earthwise Processors, LLC (Earthwise) for $3,973 including acquisition costs. Additional contingent consideration may be payable upon the achievement of certain pre-determined earnings levels between January 1, 2006 and December 31, 2008. The maximum amount of contingent consideration payable is $750, which will be recorded as goodwill when the amount and outcome of the consideration becomes determinable.

Earthwise is located in Minnesota and is a vertically integrated producer of organic and identity preserved non-genetically modified grains, primarily focused on soy. Strategically this acquisition provides SunOpta with an expanded and diversified grower base, expansion of soy product offerings and entrance into other markets such as

SUNOPTA INC.	12	June 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

4.	Business Acquisitions continued

organic flax and organic wheat, plus ongoing operating synergies. Earthwise has been included in the Grains and Soy Products Group segment within the SunOpta Food Group.

(b)	Cleugh’s Frozen Foods, Inc.

On June 20, 2005, SunOpta purchased 100% of the outstanding shares of Cleugh’s Frozen Foods, Inc. (Cleugh’s) for $2,168 in cash consideration including acquisition costs and notes payable of $1,927. Additional consideration may be payable based on the achievement of pre-determined earnings before interest and tax levels between January 1, 2006 and December 31, 2007, to a maximum of $4,000.

SunOpta has not finalized its process of assigning values to tangible assets, intangible assets and goodwill at the release date of these financial statements. For the purposes of these financial statements, these amounts have been recorded based on the Company’s best estimates of assigned values. The final purchase price allocation is expected to be completed by December 31, 2005.

Cleugh’s processes natural and organic frozen fruits and vegetables for the retail private label, food service and industrial markets. Cleugh’s operates two processing facilities in Buena Park and Salinas, California, with combined production, packaging and warehousing space of approximately 60,000 square feet. Cleugh’s has been grouped under the SunOpta Ingredients Group within the SunOpta Food Group.

(c)	Hillcrest Abrasive Production Division

On May 10, 2005 Opta Minerals acquired certain assets of the abrasive production division of Hillcrest Industries Inc. (Hillcrest) for consideration of $550 (Cdn $674) including acquisition costs. The newly formed division of Opta Materials, Opta Minerals (Hillcrest), will process coal based abrasive products from power generation by-products and distribute a wide range of value added abrasive and industrial mineral products.

In conjunction with the asset purchase, the Company concurrently entered into a long term lease with Hillcrest for warehouse facilities located in Attica, and entered into a service agreement with Hillcrest for the production of material. Under the terms of the service agreement, additional consideration may be payable on occurrence of certain events, which could amount to $326 (Cdn $400). As at June 30, 2005, contingent consideration of $12 (Cdn $15) was payable and recorded as Intangible assets.

(d)	Organic Ingredients, Inc.

On April 5, 2005, SunOpta exercised its option to acquire the remaining 49.9% of the outstanding shares of Organic Ingredients, Inc. (Organic Ingredients) that the Company did not own for consideration of $2,269. As a result the Company recorded an increase in goodwill and intangibles and a decrease in minority interest of $2,493. Additional consideration of $147 was paid during the quarter upon the exercise of the option to acquire the remaining 49.9% of the outstanding shares. Further additional consideration may be payable based on Organic Ingredients achieving pre-determined earnings targets during the period January 1, 2005 to December 31, 2007.

Organic Ingredients is an established provider of a wide range of certified organic industrial ingredients including processed fruit and vegetable based ingredients, sweeteners, vinegars, plus retail private label fruit based products. The company sources and contract manufactures through exclusive arrangements with suppliers located around the world, including North America, South America, Europe and Asia. Organic Ingredients is included within the SunOpta Ingredients Group segment within the SunOpta Food Group.

SUNOPTA INC.	13	June 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

5.	Opta Minerals Inc. Initial Public Offering

On February 17, 2005, the Company’s subsidiary Opta Minerals Inc. completed an initial public offering and raised $14,294 (Cdn $17,496) in net proceeds, (gross proceeds Cdn $19,800) including an over-allotment option granted to the underwriters and exercised on March 16, 2005. The offer was for shares of Opta Minerals Inc. which consisted of the businesses and net assets that form the Opta Minerals Group segment (note 12). Immediately prior to this transaction the net assets and business of this segment were transferred into this wholly owned subsidiary, Opta Minerals Inc.. The Company’s ownership was reduced to 70.4% of the outstanding common shares as a result of this transaction including the effect of gifting shares to certain employees of Opta Minerals Inc. in recognition of their contribution in building the Opta Minerals business. In the first quarter of 2005, the Company recorded a dilution gain of $6,516 before transaction costs of $976 as a result of the sale of the approximate 29.6% minority interest in Opta Minerals Inc.

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

In February 2005, the Company amended its credit agreement for the primary purpose of releasing all secured collateral relating to the Opta Minerals Group, as part of the group’s initial public offering. As part of the initial public offering Opta Minerals Inc. finalized a term sheet with a Canadian chartered bank that has provided them with a revolving operating facility of up to Cdn $5,000 and a revolving term facility for up to Cdn $7,000. These facilities have been collaterized by a first priority security interest against substantially all of Opta Minerals Inc.’s assets.

6.	Long-term debt and banking facilities

	June 30, 2005 $	December 31, 2004 $

Term loans (a)	34,300	33,400
Other long-term debt (b)	5,490	2,422

	39,790	35,822
Less: current portion	(6,775)	(4,819)

	33,015	31,003

(a)	The Company has an amended and restated credit agreement with its banking syndicate as follows:

	i)	Term loan facility:

The initial term loan facility was for $35,000 (balance outstanding as at June 30, 2005 - $31,500). Principal is payable quarterly based on a seven year amortization. The term loan matures June 30, 2008 and is renewable at the option of the lender and the Company.

Interest on the term loan is payable at the borrower’s option at U.S. dollar base rate or U.S. LIBOR plus a margin based on certain financial ratios of the Company (5.12% as at June 30, 2005 and 3.7% as at December 31, 2004).

SUNOPTA INC.	14	June 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

6.	Long-term debt and banking facilities continued

	ii)	$12,241 (Cdn $15,000), line of credit facility:

As at June 30, 2005, $nil (December 31, 2004 - $nil) of this facility has been utilized and $1,048 (December 31, 2004 - $1,700) has been committed through letters of credit as itemized in note 11(c). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios.

	iii)	$17,500 line of credit facility:

As at June 30, 2005, $14,557 (December 31, 2004 - $nil) of this facility has been utilized. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios. Subsequent to the quarter the amount available under this line was increased to $22,500.

	iv)	$10,000 revolving acquisition facility:

The Company has a facility to finance future acquisitions and capital expenditures. As at June 30, 2005, $2,800 (December 31, 2004 - $nil) of this facility has been utilized. Subsequent to June 30, 2005, the remaining $7,200 of this facility was drawn in relation to the acquisition of Pacific Fruit Processors, Inc. (note 15). This facility is subject to certain draw restrictions. Principal is payable quarterly equal to the greater of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw. Any remaining outstanding principal under this facility is due on June 30, 2008.

Interest on borrowings under this facility is consistent with the term loan described in i) above.

SUNOPTA INC.	15	June 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

6.	Long-term debt and banking facilities continued

(b)	Other long-term debt consists of the following:

	June 30, 2005 $	December 31, 2004 $

Promissory note of $700 (discounted to $606), issued to former shareholders of Cleughs, bearing no interest, unsecured and to be repaid in equal annual instalments of $140 over five years commencing on the first anniversary of the closing date.	606	—

Promissory note of $1,000, issued to certain former shareholders of Cleughs, to be paid in equal monthly instalments over 60 months commencing July 1, 2005, unsecured and bearing interest at LIBOR plus 2%.	1,000	—

Promissory note of $370 (discounted to $320), issued to former shareholders of Cleughs, bearing no interest, unsecured and to be repaid in equal annual instalments of $74 over five years commencing on the first anniversary of the closing date.	320	—

Term debt secured by Cleugh’s property plant and equipment with various lenders at a weighted average interest rate of LIBOR plus 4.25% and amortized over various periods not exceeding five years.	792	—

Other term debt with a weighted average interest rate of 5.0% (December 31, 2004 – 5.0%), due in varying instalments through July 2009.	1,673	2,062

Capital lease obligation due in monthly payments through 2001, with a weighted average interest rate of 8% (December 31, 2004 – 7.7%)	1,099	360

	5,490	2,422

(c)	Other:

Assumed under the Cleughs acquisition of June 20, 2005, the Company has a line of credit facility with a maximum draw of $20,000, secured against Cleugh’s accounts receivable and inventory. Interest rate is LIBOR plus 2.5% until December 17, 2005 at which time the premium over LIBOR will fluctuate between 2% - 2.75% based on certain financial ratios of Cleugh’s, adjusted quarterly. The line of credit has a four year term to June 17, 2010. As of June 30, 2005 $10,791 was drawn on the facility.

SUNOPTA INC.	16	June 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

7.	Capital stock

	June 30, 2005 $	December 31, 2004 $

Issued and fully paid -
56,343,911 common shares (December 31, 2004 – 56,220,212)	106,151	105,785
35,000 warrants (December 31, 2004 –35,000)	9	9

	106,160	105,794

(a)

In the first six months of 2005, employees and directors exercised 92,740 (June 30, 2004 – 162,697) common share options and an equal number of common shares were issued for net proceeds of $128 (June 30, 2004 - $389).

(b)	In the first six months of 2005, nil (June 30, 2004 – 593,850) warrants were exercised and nil common shares were issued for net proceeds of $nil (June 30, 2004 - $1,425).

(c)	In the first six months of 2005, 63,959 (June 30, 2004 - 19,969) common shares were issued for net proceeds of $300 (June 30, 2004 - $140) as part of the Company’s employee stock purchase plan.

(d)	In the first six months of 2005, 33,000 (June 30, 2004 – nil) outstanding common shares were repurchased for a net cost of $157 (June 30, 2004 - $nil).

(e)	In the first six months of 2005, 176,275 options were granted to employees at prices ranging from $4.52 to $6.81.

SUNOPTA INC.	17	June 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.	Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended		Six months ended

	June 30, 2005 $	June 30, 2004 $	June 30, 2005 $	June 30, 2004 $

Net earnings for the period	3,307	6,024	9,912	7,894

Weighted average number of shares used in basic earnings per share	56,266,650	53,443,189	56,253,099	53,141,253

Dilutive potential of the following:
Employee/director stock options	442,065	956,010	521,410	1,066,413
Dilutive Warrants	22,807	1,914,913	24,450	1,934,087

Diluted weighted average number of shares outstanding	56,731,522	56,314,112	56,798,959	56,141,753

Net earnings per share:
Basic	0.06	0.11	0.18	0.15

Diluted	0.06	0.11	0.17	0.14

Options to purchase 1,375,995 and 1,250,795 common shares, in the three and six months ended June 30, 2005, respectively (332,900 and 242,900 common shares, in the three months and six months ended June 30, 2004, respectively) have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

9.	Other income (expense)

	Three months ended		Six months ended

	June 30, 2005 $	June 30, 2004 $	June 30, 2005 $	June 30, 2004 $

Dilution gain, net of related costs of $976 (a)	—	—	5,540	—
Reduction of assets (b)	—	—	(708)	—
Law suit (note 11 (a))	—	2,646	(440)	2,646
Other	(203)	(164)	(560)	(279)

	(203)	2,482	3,832	2,367

(a)

The transaction costs of $976 incurred during the Opta Minerals Inc. initial public offering (refer note 5) includes professional fees of $742 and compensation costs of $234 related to the share gifting to certain Opta Minerals Group employees.

(b)	Reduction of assets include the write-down of a business and facilities held for sale to net realizable value.

SUNOPTA INC.	18	June 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

10.	Supplemental cash flow information

	Three months ended		Six months ended

	June 30, 2005 $	June 30, 2004 $	June 30, 2005 $	June 30, 2004 $

Changes in non-cash working capital:
Accounts receivable	(3,587)	(8,423)	(7,055)	(10,463)
Inventories	250	1,724	(8,086)	(1,517)
Recoveries of income taxes	—	1,686	2,000	1,686
Prepaid expenses and other current assets	(476)	(2,418)	(11)	(3,209)
Accounts payable and accrued liabilities	6,453	5,538	(720)	3,344
Customer and other deposits	(1,348)	(2,971)	248	(1,778)

	1,292	(4,864)	(13,624)	(11,937)

Cash paid for:
Interest	106	152	425	352

Income taxes	995	—	1,638	747

11.	Commitments and contingencies

(a)

Included in Other assets is a net receivable of $2,903 (December 31, 2004 - $3,343) representing a judgment awarded and recovery of certain legal fees and interest with respect to a suit the Company filed against a supplier for failure to adhere to the terms of a contract. The judgment was awarded on June 29, 2004 by a federal court jury in the United States District Court for the District of Oregon in favour of SunRich LLC, a subsidiary of the Company. On February 8, 2005 the supplier filed an appeal against this judgement. The Company and legal counsel believe this appeal is without merit and the Company believes the collectibility of this receivable is reasonably assured. In the first quarter of 2005, certain legal fees were disallowed by the court and an amount of $440 was charged to other expense representing unrecoverable legal fees.

(b)

In the normal course of business, the SunOpta Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

	(c)	Letters of credit:

i)

An irrevocable letter of credit for $612 (Cdn $750) has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities. This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

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

iv)

A standby letter of credit in the amount of $200 has been placed with a Hungarian bank in accordance with an agreement with a related party whereby both parties operate a Hungarian based sunflower business. This letter of credit expires on August 30, 2005.

SUNOPTA INC.	19	June 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

12.	Segmented information

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

	Three months ended June 30, 2005

	SunOpta Food Group	Opta Minerals Group	StakeTech Steam Explosion Group and Corporate	Consolidated
	$	$	$	$

External revenues by market
U.S.	57,260	4,643	464	62,367
Canada	27,876	5,153	—	33,029
Other	7,419	43	—	7,462

Total revenues to external customers	92,555	9,839	464	102,858

Segment earnings (loss) before other income (expense), interest expense (net), income taxes and minority interest	5,054	1,621	(982)	5,693

Other income (expense)	—	—	(203)	(203)

Segment earnings (loss) before interest expense (net), income taxes and minority interest	5,054	1,621	(1,185)	5,490

Interest expense, net	—	—	594	594

Provision for income taxes	—	—	1,354	1,354

Minority interest	—	235	—	235

Net earnings (loss)	5,054	1,386	(3,133)	3,307

SUNOPTA INC.	20	June 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

12.	Segmented information continued

The SunOpta Food Group has the following segmented reporting:

	Three months ended June 30, 2005

	Grains & Soy Products Group $	SunOpta Ingredients Group $	Packaged Products Group $	Canadian Food Distribution Group $	SunOpta Food Group $

External revenues by market
U.S.	22,204	22,934	11,980	142	57,260
Canada	486	439	371	26,580	27,876
Other	5,089	1,505	825	—	7,419

Total revenues from external customers	27,779	24,878	13,176	26,722	92,555

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	2,283	1,651	508	612	5,054

	Six months ended June 30, 2005

	SunOpta Food Group $	Opta Minerals Group $	StakeTech Steam Explosion Group and Corporate $	Consolidated $

External revenues by market
U.S.	102,973	7,803	744	111,520
Canada	55,207	9,721	—	64,928
Other	12,580	53	—	12,633

Total revenues to external customers	170,760	17,577	744	189,081

Segment earnings (loss) before other income (expense), interest expense (net) and income taxes and minority interest	8,397	2,458	(1,882)	8,973

Other income (expense)	—	—	3,832	3,832

Segment earnings before interest expense (net), income taxes and minority interest	8,397	2,458	1,950	12,805

Interest expense, net	—	—	896	896

Provision for income taxes	—	—	1,589	1,589

Minority interest	104	304	—	408

Net earnings (loss)	8,293	2,154	(535)	9,912

SUNOPTA INC.	21	June 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

The SunOpta Food Group has the following segmented reporting:

	Six months ended June 30, 2005

	Grains & Soy Products Group $	SunOpta Ingredients Group $	Packaged Products Group $	Canadian Food Distribution Group $	SunOpta Food Group $

External revenues by market
U.S.	38,237	40,785	23,746	205	102,973
Canada	736	824	1,648	51,999	55,207
Other	9,612	2,840	128	—	12,580

Total revenues from external customers	48,585	44,449	25,522	52,204	170,760

Segment earnings before other income (expense), interest expense (net) and income taxes	3,396	2,757	942	1,302	8,397

	Three months ended June 30, 2004

	SunOpta Food Group $	Opta Minerals Group $	StakeTech Steam Explosion Group and Corporate $	Consolidated $

External revenues by market
U.S.	44,825	3,570	290	48,685
Canada	21,123	5,270	—	26,393
Other	5,716	152	—	5,868

Total revenues to external customers	71,664	8,992	290	80,946

Segment earnings (loss) before other income (expense), interest expense (net), and income taxes	5,542	1,716	(1,019)	6,239

Other income (expense)	—	—	2,482	2,482

Segment earnings before interest expense (net) and income taxes	5,542	1,716	1,463	8,721

Interest expense, net	—	—	135	135

Provision for income taxes	—	—	2,562	2,562

Net earnings (loss)	5,542	1,716	(1,234)	6,024

The SunOpta Food Group has the following segmented reporting:

	Three months ended June 30, 2004

	Grains & Soy Products Group $	SunOpta Ingredients Group $	Packaged Products Group $	Canadian Food Distribution Group $	SunOpta Food Group $

External revenues by market
U.S.	20,102	14,766	9,957	—	44,825
Canada	341	443	936	19,403	21,123
Other	4,187	1,479	50	—	5,716

Total revenues from external customers	24,630	16,688	10,943	19,403	71,664

Segment earnings before other income (expense), interest expense (net) and income taxes	1,366	2,262	493	1,421	5,542

SUNOPTA INC.	22	June 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

	Six months ended June 30, 2004

	SunOpta Food Group $	Opta Minerals Group $	StakeTech Steam Explosion Group and Corporate $	Consolidated $

External revenues by market
U.S.	80,061	7,705	437	88,203
Canada	36,690	7,974	—	44,664
Other	10,429	152	—	10,581

Total revenues to external customers	127,180	15,831	437	143,448

Segment earnings (loss) before other income (expense), interest expense (net) and income taxes	8,908	2,368	(2,042)	9,234

Other income (expense)	—	—	2,367	2,367

Segment earnings before interest expense (net) and income taxes	8,908	2,368	325	11,601

Interest expense, net	—	—	343	343

Provision for income taxes	—	—	3,364	3,364

Net earnings (loss)	8,908	2,368	(3,382)	7,894

The SunOpta Food Group has the following segmented reporting:

	Six months ended June 30, 2004

	Grains & Soy Products Group $	SunOpta Ingredients Group $	Packaged Products Group $	Canadian Food Distribution Group $	SunOpta Food Group $

External revenues by market
U.S.	34,483	28,043	17,535	—	80,061
Canada	500	936	1,850	33,404	36,690
Other	7,330	2,994	105	—	10,429

Total revenues from external customers	42,313	31,973	19,490	33,404	127,180

Segment earnings before other income (expense), interest expense (net) and income taxes	1,833	4,074	422	2,579	8,908

SUNOPTA INC.	23	June 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

13.	Canadian generally accepted accounting principle differences

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) which conform in all material respects applicable to the Company with those in Canada (Canadian GAAP) during the periods presented, except with respect to the following items:

	Three months ended		Six months ended

	June 30, 2005 $	June 30, 2004 $	June 30, 2005 $	June 30, 2004 $

Net earnings for the period - as reported	3,307	6,024	9,912	7,894

Stock option compensation expense (i)	(3,422)	(172)	(4,180)	(306)

Net earnings (loss)for the period – Canadian GAAP	(115)	5,852	5,732	7,588

Net earnings per share – Canadian GAAP – Basic	0.00	0.11	0.10	0.14

Net earnings per share – Canadian GAAP – Diluted	0.00	0.10	0.10	0.14

	June 30, 2005 $	Dec 31, 2004 $

Retained earnings as reported	36,733	26,821

Cumulative stock option compensation expense (i)	(6,227)	(2,047)
Accretion convertible debenture	(54)	(54)

Retained earnings – Canadian GAAP	30,452	24,720

Shareholders’ equity – as reported	153,476	144,093

Retained earnings change	(6,281)	(2,101)

Shareholders’ equity – Canadian GAAP	147,195	141,992

(i)	Under Canadian GAAP, the Company is required to record stock compensation expense on options granted to employees.

During the second quarter of 2005, the Company modified the terms of all outstanding and unvested options whose exercise prices were greater than $5.00. As a result of the modification, 876,590 stock options vested immediately resulting in an additional expense of $3,044 in the quarter.

Under Canadian GAAP, the Company would have recorded $4,180 in stock compensation expense for the six months ended June 30, 2005 (2004 - $306). The cumulative impact of this difference is $6,643 as at June 30, 2005 and $1,483 as at June 30, 2004.

Partially offsetting the balance above, are stock option expenses recognized under US GAAP, not recognized under Canadian GAAP, related to a delay between when options were granted to employees and when they were approved by shareholders. An amount of $416 was recorded as an expense prior to 2004 and is a permanent difference between Canadian and US GAAP.

SUNOPTA INC.	24	June 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

14.	Proforma data (unaudited)

Condensed proforma income statement, as if the acquisitions of Earthwise Processors LLC, Cleughs Frozen Foods, Inc., Hillcrest Abrasive Production Division, Organic Ingredients, Supreme Foods, Snapdragon, Distribution A&L and Distribue Vie had occurred at the beginning of 2004, is as follows:

	Three months ended		Six months ended

	June 30, 2005 $	June 30, 2004 $	June 30, 2005 $	June 30, 2004 $

Proforma revenue	120,637	108,248	227,806	205,007
Proforma net earnings	3,524	5,596	10,134	7,800
Proforma earnings per share
- Basic	0.06	0.10	0.18	0.15

- Diluted	0.06	0.10	0.18	0.14

15.	Subsequent events

On July 13, 2005, SunOpta purchased 100% of the outstanding shares of Pacific Fruit Processors, Inc. (Pacific Fruit) for $8,877, including acquisition costs and the assumption of a discounted promissory note payable of $1,060 to the previous shareholders. An additional amount of contingent consideration may be payable based on certain pre-determined levels of earnings before interest, taxes, depreciation and amortization. This contingent consideration will be booked to goodwill as soon as the amount and outcome is determinable. The Company drew the remaining $7,200 on its acquisition facility to partially fund this acquisition.

Pacific Fruit is a manufacturer of value-added fruit products with a focus on fruit-based ingredients for the dairy, bakery and beverage industries. The company offers custom-formulated fruit-based ingredient solutions to its customers, providing unique flavour and texture profiles for a wide range of specialized applications. Pacific operates from a 60,000 square foot facility that houses conventional and aseptic processing capabilities, dry and frozen warehousing space and laboratory facilities.

16.	Comparative figures

Certain 2004 quarterly comparative figures have been reclassified to conform to the 2005 financial statement presentation.

SUNOPTA INC.	25	June 30, 2005 10-Q

PART I - FINANCIAL INFORMATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Initial Public Offering of Common Shares in Canada by a wholly-owned subsidiary of SunOpta, Opta Minerals Inc.

On February 17, 2005, the Company’s subsidiary Opta Minerals Inc. completed its previously announced initial public offering and raised $14,294,000 (Cdn $17,496,000) in net proceeds, (gross proceeds Cdn $19,800,000) including an over-allotment option granted to the underwriters and exercised on March 16, 2005. The offer was for shares of the Company which consisted of the businesses and net assets that form the Opta Minerals Group segment (note 5). Immediately prior to this transaction the net assets and business of this segment were transferred into this wholly owned subsidiary Opta Minerals Inc.. The Company’s ownership was reduced to 70.4% of the outstanding common shares as a result of this transaction including the effect of gifting shares to certain employees of Opta Minerals Inc. in recognition of their contribution in building the Company. The Company recorded a dilution gain of $6,516,000, before transaction costs of $976,000 as a result of the sale of the approximate 29.6% minority interest in Opta Minerals Inc.

The initial public offering consisted of 4,500,000 units at an initial offering price of Cdn $4.00 per unit. Each unit consisted of one common share and one-half of a common share purchase warrant of Opta Minerals Inc.. The shares and warrants are listed on the Toronto Stock Exchange under the symbols “OPM” and “OPM.WT”, respectively. Opta Minerals Inc. intends to use the proceeds for strategic acquisitions of, or investments in new products, technologies, and businesses that expand or complement Opta Minerals Inc.’s business and for general corporate purposes. During the quarter ended March 31, 2005, Opta Minerals Inc. repaid $4,098,000 (Cdn $5,000,000) to SunOpta relating to intercompany loans and repaid an additional $413,000 (Cdn $500,000) during the second quarter of 2005.

Amendment to Credit Agreement, Facility Draws and Assumption of Debt

In February 2005, the Company amended its credit agreement for the primary purpose of releasing all secured collateral relating to the Opta Minerals Group, as part of the group’s initial public offering. As part of the initial public offering Opta Minerals Inc. received a term sheet with a Canadian chartered bank that has committed to provide them with a revolving operating facility of up to Cdn $5,000,000 and a revolving term facility for up to Cdn $7,000,000. These facilities were collaterized by a first priority security interest against substantially all of Opta Minerals Inc.’s assets.

As part of the acquisition of Cleugh’s the Company assumed an acquisition line with a maximum draw of $20,000,000 secured against Cleugh’s account receivable and inventory. In addition the Company entered into or assumed term debt totalling $3,502,000. Refer to note 6 (b) and (c) of the June 30, 2005 Condensed Consolidated Financial Statements for further details.

To partially finance the acquisition of Earthwise Processors, LLC. the Company utilized $2,800,000 of its $10,000,000 revolving acquisition facility during June 2005. Subsequent to June 30, 2005, the remaining $7,200,000 of this facility was drawn in relation to the acquisition of Pacific Fruit Processors, Inc. (see note 15 of the condensed consolidated financial statements). Subsequent to the quarter the Company also increased its U.S. line of credit facility from $17,500,000 to $22,500,000.

Business Acquisitions

Earthwise Processors, LLC

On June 2, 2005, SunOpta purchased the inventory, property, plant and equipment and the business of Earthwise Processors, LLC (Earthwise) for $3,973,000 including acquisition costs. Additional contingent consideration may be payable upon the achievement of certain pre-determined earnings levels between January 1, 2006 and December 31, 2008. The maximum amount of contingent consideration payable is $750,000 which will be recorded as goodwill when the amount and outcome of the consideration becomes determinable.

Earthwise is located in Minnesota and is a vertically integrated producer of organic and identity preserved non-genetically modified grains, primarily focused on soy. Strategically this acquisition provides SunOpta with an expanded and diversified grower base, expansion of soy product offerings and entrance into other markets such as organic flax and organic wheat, plus ongoing operating synergies.

SUNOPTA INC.	26	June 30, 2005 10-Q

Cleugh’s Frozen Foods, Inc.

On June 20, 2005, SunOpta purchased 100% of the outstanding shares of Cleugh’s Frozen Foods, Inc. (Cleugh’s) for $2,168,000 in cash consideration including acquisition costs and notes payable of $1,927,000. Additional consideration may be payable based on the achievement of pre-determined earnings before interest and tax levels between January 1, 2006 and December 31, 2007, to a maximum of $4,000,000.

Cleugh’s processes natural and organic frozen fruits and vegetables for the retail private label, food service and industrial markets. Cleugh’s operates two processing facilities in Buena Park and Salinas, California, with combined production, packaging and warehousing space of approximately 60,000 square feet.

Hillcrest Abrasive Production Division

On May 10, 2005 Opta Minerals acquired certain assets of the abrasive production division of Hillcrest Industries Inc. (Hillcrest) for consideration of $550,000 (Cdn $674,000) including acquisition costs. The newly formed division of Opta Materials, Opta Minerals (Hillcrest), will process coal based abrasive products from power generation by-products and distribute a wide range of value added abrasive and industrial mineral products.

In conjunction with the asset purchase, the Company concurrently entered into a long term lease with Hillcrest for warehouse facilities located in Attica, and entered into a service agreement with Hillcrest for the production of material. Under the terms of the service agreement, additional consideration may be payable on occurrence of certain events which could amount to $326,000 (Cdn $400,000). As at June 30, 2005, contingent consideration of $12,000 (Cdn $15,000) was payable.

Organic Ingredients, Inc.

On April 5, 2005, SunOpta exercised its option to acquire the remaining 49.9% of the outstanding shares of Organic Ingredients, Inc. (Organic Ingredients) that the Company did not own for consideration of $2,269,000. As a result the Company recorded an increase in goodwill and intangibles and a decrease in minority interest of $2,493,000. Additional consideration of $147,000 was paid during the quarter upon the exercise of the option to acquire the remaining 49.9% of the outstanding shares. Further, additional consideration may be payable based on Organic Ingredients achieving pre-determined earnings targets during the period January 1, 2005 to December 31, 2007.

Organic Ingredients is an established provider of a wide range of certified organic industrial ingredients including processed fruit and vegetable based ingredients, sweeteners, vinegars and the private label fruit based products. The company sources and contract manufactures through exclusive arrangements with suppliers located around the world, including North America, South America, Europe and Asia. These exclusive supply arrangements enable the company to maintain a strategic advantage in the organic food ingredient market, in terms of cost and availability of supply, and positions the company to provide value added private label products to key customers.

Pacific Fruit Processors, Inc.

On July 13, 2005, SunOpta purchased 100% of the outstanding shares of Pacific Fruit Processors, Inc. (Pacific Fruit) for $8,877,000, including acquisition costs and the assumption of a discounted promissory note payable of $1,060,000 to the previous shareholders An additional amount of contingent consideration may be payable based on certain pre-determined levels of earnings before interest, taxes, depreciation and amortization. This contingent consideration will be booked to goodwill as soon as the amount and outcome is determinable.

Pacific Fruit is a manufacturer of value-added fruit products with a focus on fruit-based ingredients for the dairy, bakery and beverage industries. The company offers custom-formulated fruit-based ingredient solutions to its customers, providing unique flavour and texture profiles for a wide range of specialized applications. Pacific operates from a 60,000 square foot facility that houses conventional and aseptic processing capabilities, dry and frozen warehousing space and laboratory facilities.

SUNOPTA INC.	27	June 30, 2005 10-Q

Operations for the Three Months Ended June 30, 2005 Compared With the Three Months Ended June 30, 2004

Consolidated

Revenues in the three months ended June 30, 2005 increased by 27.1% to $102,858,000 versus $80,946,000 in the same three month period of 2004. The Company’s net earnings for the three months ended June 30, 2005 were $3,307,000 or $0.06 per basic common share (diluted - $0.06) compared to $6,024,000 or $0.11 per basic common share (diluted - $0.11) for the same three month period of 2004.

The increase in the Company’s revenues is due to a $20,891,000 increase in revenue from the SunOpta Food Group, an increase of $847,000 from the Opta Minerals Group and an increase of $174,000 in revenues from the StakeTech Steam Explosion Group. These increases are due to continued internal growth in certain product lines and the impact of acquisitions completed to date. Details are provided in the segmented analysis below.

Net earnings before other income (expense), interest expense (net) and income taxes was $5,693,000 for the three months ended June 30, 2005 compared to $6,239,000 for the same period in the prior year. This decrease is attributable to a decline in oat fiber sales and margins within the SunOpta Ingredients Group, produce supply and cost issues and increased competition within the Canadian Food Distribution Group and reduced foreign exchange gains generated by the strength of the Canadian versus U.S. dollar. The decrease has been partially offset by acquisitions completed in the prior year, internal sales growth, synergies and cost reductions realized throughout the organization. Further details are included in the segmented analysis detailed below.

Interest expense (net) increased to $594,000 in the three months ended June 30, 2005 from $135,000 in the three months ended June 30, 2004. The increase reflects the higher level of debt outstanding during the second quarter of 2005 from acquisitions completed in the second quarter of 2005 and higher overall interest rates.

Other income (expense) decreased to ($203,000) in the three months ended June 30, 2005 from $2,482,000 in the three months ended June 30, 2004, primarily due to a gain recognized during 2004 on the favourable judgment received in a lawsuit against a supplier for breach of contract, as discussed in note 11(a) of the June 30, 2005 Condensed Consolidated Financial Statements.

The provision for income taxes in the three months ended June 30, 2005 was 28%, compared to 30% in the prior year.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group

The SunOpta Food Group contributed $92,555,000 or 90.0% of total Company consolidated revenues in the three months ended June 30, 2005 versus $71,664,000 or 88.5% in the same period in 2004. The increase of $20,891,000 or 29.2% in SunOpta Food Group revenues was primarily due to increased sunflower seed sales generated from the Grains and Soy Group, strong increases in sales from aseptic packaging in the Packaging Products Group due to the 2004 expansion and process improvements implemented, and acquisitions completed in 2004 and 2005 within the Grains and Soy Products, SunOpta Ingredients and Canadian Food Distribution Groups. These increases in revenue were offset somewhat by the delay in corn sales within the Grains and Soy Group and a decrease in fiber sales within the SunOpta Ingredients Group due to a decline in the low carb market when comparing the three months ended June 30, 2005 with the comparative period in 2004.

The decrease in gross margin percentage in the quarter from 19.0% to 17.1% was largely due to the fiber sales margin loss resulting from increased competition and reduced demand within the SunOpta Ingredients Group and the shortage of fresh produce supply within the Canadian Food Distribution Group due to unfavourable weather conditions in California and higher freight costs to land these products along with increased competition.

Selling, general and administrative expenses increased to $8,330,000 or 9.0% of revenues in the three months ended June 30, 2005 from $6,677,000 or 9.3% of revenues in the same period of 2004. The increase of $1,358,000 is due to the Supreme Foods, Snapdragon, Distribue-Vie and Kofman-Barenholtz acquisitions completed in the second and third quarters of 2004, partially offset by synergies and cost reduction programs implemented throughout the SunOpta Food Group. Warehouse and distribution costs increased by $1,147,000 or 125% in the three months of 2005 to $2,589,000, compared to $1,442,000 in the same period in the prior year which is again due to acquisitions completed within the

SUNOPTA INC.	28	June 30, 2005 10-Q

Canadian Food Distribution Group in 2004. A foreign exchange gain of $191,000 was recognized in the three months ended June 30, 2005 compared to $64,000 in the same period for the prior year.

Net earnings before other income (expense), interest expense, and income taxes within the SunOpta Food Group decreased to $5,054,000 in the three months ended June 30, 2005 compared to $5,542,000 in the three months ended June 30, 2004 primarily due to decreases in SunOpta Ingredients and Canadian Food Distribution Groups offset by increases within the Grains and Soy Products Group. Readers should be advised that internal product transfers between the groups are accounted for at cost. See the individual segments within the Food Group below for commentary related to Food Group activities and the 2005 outlook.

Grains & Soy Products Group

The Grains and Soy Products Group contributed $27,779,000 in revenues in the first three months of 2005 versus $24,630,000 in 2004. Revenues were favourably impacted in the quarter by increased demand for bakery kernel and other sunflower seed products of $2,327,000, strong food ingredients sales including organic sweeteners and coatings and soy powders of $906,000, and increased revenue due to the acquisition of Earthwise on June 2, 2004 of $954,000. These increases in revenue were somewhat offset by a decrease in corn sales of $1,038,000.

Gross margin in the Grains and Soy Products Group increased by $907,000 in the three months ended June 30, 2005 to $3,463,000 or 12.5% of revenues compared to $2,556,000 or 10.4%, in the same period in 2004. The increase in gross profit margins is primarily due to margins on sunflower seed and IP soy beans sales and improved margins on organic feed.

Selling, general and administrative expenses decreased to $1,358,000 in the three months ended June 30, 2005 versus $1,187,000 in the three months ended June 30, 2004. The decrease is due to cost rationalization initiatives and an allocation of certain administrative costs performed within the Grains & Soy Products Group on behalf of the Packaged Products Segment. A foreign exchange gain of $178,000 was recognized in the three months ended June 30, 2005 and a foreign exchange loss of $3,000 in the 2004 comparative period.

Net earnings before other income (expense), interest expense and income taxes in the Grains and Soy Products Group was $2,283,000 in the three months ended June 30, 2005 compared to $1,366,000 in the three months ended June 30, 2004.

SunOpta Ingredients Group

The SunOpta Ingredients Group contributed $24,878,000 in revenues in the first three months of 2005 versus $16,688,000 in 2004, a 49.1% increase. The increase in revenues is attributable to the acquisition of Organic Ingredients Inc. in September 2004, Cleughs in mid-June 2005 and the acquisition of the Cedar Rapids oat fiber facility in late April of 2004, partially offset by a decrease in the oat fiber demand due to the decline in the low carb diets (such as Atkins).

Gross margin in the SunOpta Ingredients Group increased by $325,000 in the three months ended June 30, 2005 to $4,136,000 or 16.6% of revenue compared to $3,811,000 or 22.8% of revenue, in the same period in 2004. The decrease in gross margin reflects the decline in the oat fiber margins on a comparative basis due to volume and competitive activity and the acquisition of Organic Ingredients and Cleughs, which have inherently lower margins.

Selling, general and administrative expenses increased to $2,485,000 in the three months ended June 30, 2005 versus $1,605,000 in the three months ended June 30, 2004. The increase is primarily due to the Organic Ingredient acquisition in September 2004 and Cleughs acquisition in mid-June 2005. A foreign exchange gain of $56,000 was recognized in the three months ended June 30, 2004.

Net earnings before other income (expense), interest expense (net) and income taxes in the SunOpta Ingredients Group were $1,651,000 in the three months ended June 30, 2005 compared to $2,262,000 in the three months ended June 30, 2004, due primarily to the factors noted above.

Packaged Products Group

The Packaged Products Group contributed $13,176,000 in revenue in the three months ended June 30, 2005 compared to $10,943,000 in 2004, an increase of $2,233,000 or 20.4%. Revenues were favourably impacted by internal growth within the 2003 acquisitions completed in the healthy convenience foods operation of $860,000 and increased aseptic packaged and consumer products revenues of $1,373,000. The increase in aseptic packaged and consumer products revenues reflects the benefits of an expansion and process improvements implemented over the past year at the aseptic packaging facility and new customer contracts.

SUNOPTA INC.	29	June 30, 2005 10-Q

Gross margin in the Group decreased by $289,000 in the three months ended June 30, 2005 to $1,555,000 or 11.8% of revenues compared to $1,844,000 or 16.9% in the same period of 2004. The decrease in gross margin is mainly due to product mix and certain reclassifications of expenses charged to SG&A in 2004.

Selling, general and administrative expenses were $1,071,000 in the three months ended June 30, 2005 versus $1,370,000 in the same period of 2004. The decrease is primarily due to reclassifications noted above offset by increased management fees on costs previously recorded in the Grains and Soy Products Group. A foreign exchange gain of $24,000 was recognized in the three months ended June 30, 2005 compared to $19,000 in the same period of the prior year.

Net earnings (loss) before other income (expense), interest expense (net) and income taxes in the Packaged Products Group were $508,000 in the three months ended June 30, 2005 compared to $493,000 in the same period of 2004, due to the factors noted above.

Canadian Food Distribution Group

The Canadian Food Distribution Group contributed $26,722,000 of revenue in the first three months of 2005 versus $19,403,000 in the same period of 2004, an increase of $7,319,000 or 37.7%. Revenues were favourably impacted by increased grocery revenues of $1,397,000 and revenues of $5,922,000 resulting from the acquisitions completed in 2004 in the Canadian Food Distribution Group.

Gross margin in the Canadian Food Distribution Group increased by $1,242,000 in the three months ended June 30, 2005 to $6,628,000 or 24.8% compared to $5,386,000 or 27.8%, in the same period in 2004. The decrease in gross margin percentage was attributable to the lack of fresh produce supply from California due to unfavourable growing weather, increased freight costs and increased competition in the fresh produce markets.

Warehousing and distribution costs increased to $2,589,000 in the three months ended June 30, 2005 versus $1,442,000 in the three months ended June 30, 2004, which is attributable to the 2004 acquisitions of Supreme Foods, Distribue-Vie, Snapdragon and Kofman-Barenholtz within the Canadian Food Distribution Group. Selling, general and administrative expenses increased to $3,416,000 in the three months ended June 30, 2005 versus $2,515,000 in the three months ended June 30, 2004. These increases are due primarily to the acquisitions noted above. A foreign exchange loss of $11,000 was recognized in the three months ended June 30, 2005 compared to a foreign exchange loss of $8,000 in the same period in the prior year.

Net earnings before other income (expense), interest expense (net) and income taxes in the Canadian Food Distribution Group were $612,000 in the three months ended June 30, 2005 compared to $1,421,000 in the three months ended June 30, 2004 due to the factors noted above.

Opta Minerals Group

Opta Minerals contributed $9,839,000 or 9.6% of the total Company consolidated revenues in the first three months of 2005, versus $8,992,000 or 11.1% in 2004. Opta Minerals revenues were favourably impacted by revenues from the abrasive facility in Hardeeville, and the completion of the Baltimore abrasives facility constructed in the third quarter of 2004. These increases were somewhat offset by reduced sales at Waterdown due to reduced chromite sales and short term lack of supply of steel grit and steel shot.

Gross margins in Opta Minerals were $2,601,000 in the three months ended June 30, 2005 versus $2,552,000 in the three months ended June 30, 2004. As a percentage of revenues, gross margin decreased to 26.4% of revenues in the second quarter of 2005 compared to 28.4% of revenues in the second quarter of 2004. This decrease is primarily due to product mix with the shortfalls in chromite and steel grit sales.

Selling, general and administrative expenses increased to $971,000 in the three months ended June 30, 2005 versus $844,000 in the three months ended June 30, 2004. The increase was a result of increased costs associated with a new public company, costs associated with the Distribution A&L acquisition in 2004 and the Hillcrest acquisition in June 2005. A foreign exchange gain (loss) of ($9,000) was recognized in the three months ended June 30, 2005 and $8,000 in the three months ended March 31, 2004.

Net earnings before other income (expense), interest expense (net), income taxes and minority interest were $1,621,000 in the three months ended June 30, 2005 versus $1,716,000 in the three months ended June 30, 2004.

SUNOPTA INC.	30	June 30, 2005 10-Q

StakeTech Steam Explosion Group and Corporate

Revenues of $464,000 for the three months ended June 30, 2005, versus $290,000 in same period in 2004, were derived from pre-engineering and research and development work on processes to be utilized in the production of ethanol. The group continues to work with both external and internal groups on a number of food based and fuel applications.

Gross margin in the StakeTech Steam Explosion Group was $123,000 in the three months ended June 30, 2005 versus $107,000 in the three months ended June 30, 2004.

Selling, general and administrative expenses were $968,000 for the first three months of 2005 compared to $1,443,000 for the same period in 2004. The decrease was a result of general cost reductions and increased management fees to the operating groups.

A foreign exchange loss of $137,000 was recognized in the three months ended June 30, 2005 compared to a gain of $317,000 in the same period of the previous year.

Net loss before other income (expense), interest expense (net) and income taxes was $982,000 in the three months ended June 30, 2005 versus $1,019,000 in the three months ended June 30, 2004.

Operations for the Six Months Ended June 30, 2005 Compared With the Six Months Ended June 30, 2004

Consolidated

Revenues in the first six months of 2005 increased by 31.8% to $189,081,000 versus $143,448,000 in the first six months of 2004. The Company’s net earnings for the first six months of 2005 were $9,912,000 or $0.18 per basic common share (diluted - $0.17) compared to $7,894,000 or $0.15 per basic common share (diluted - $0.14) for the first six months of 2004, representing a 25.5% increase.

The increase in the Company’s revenues is due to a $43,580,000 increase in revenue from the SunOpta Food Group, an increase of $1,746,000 from the Opta Minerals Group and an increase of $307,000 in revenues from the StakeTech Steam Explosion Group. These increases are due to continued internal growth in certain product lines and the impact of acquisitions completed to date.

Net earnings before other income, interest expense (net) and income taxes decreased to $8,973,000 compared to $9,234,000 for the same period in the prior year. This decrease is attributable to the decline in oat fiber volume and margins within the SunOpta Ingredients Group, the lack of fresh produce supply from California, increased freight costs and competition in the fresh produce markets within the Canadian Food Distribution Group, and reduced foreign exchange gains. These decreases were primarily offset by the acquisitions completed in 2004 and 2005, internal sales growth, synergies and cost reductions realized throughout the organization. Further details are included in the segmented analysis detailed below.

Interest expense (net) increased to $896,000 in the six months ended June 30, 2005 from $343,000 in the six months ended June 30, 2004. The increase reflects the higher level of debt outstanding during 2005 and higher overall interest rates.

Other income (expense) increased to $3,832,000 in the six months ended June 30, 2005 from 2,367,000 in the six months ended June 30, 2004. The 2005 balance relates to a net dilution gain from the Initial Public Offering of Opta Minerals Inc., of $5,540,000 a reduction of assets due to the write-down of a business and facilities held for sale to their net realizable value of ($708,000) and other expenses primarily related to certain unrecoverable legal fees, litigation related costs and one time moving costs to a new facility within the Canadian Food Distribution Group segment of ($1,000,000). Other income (expense) for the six months ended June 30, 2004 relates to the gain recognized on the law suit, net of unrecoverable legal fees of $2,646,000. Refer to note 11(a) in the Condensed Consolidated Financial Statements.

The provision for income taxes in the first six months of 2005 is 13.3% due to the majority of the dilution gain realized upon the Initial Public Offering of Opta Minerals Inc. recognized during the first quarter of 2005, being non-taxable, while a portion of the costs netted against the dilution gain are deductible. Ignoring the effect of the dilution gain, the Company’s effective tax rate is estimated to be in the range of 26% - 31% for the year.

SUNOPTA INC.	31	June 30, 2005 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group

The SunOpta Food Group contributed $170,760,000 or 90.3% of total Company consolidated revenues in the first six months of 2005 versus $127,180,000 or 88.7% in the same period in 2004. The increase of $43,580,000 or 34.3% in SunOpta Food Group revenues was primarily due to increased sunflower seed and food ingredients sales generated from the Grains & Soy Group, strong increases in sales from aseptic packaging in the Packaging Products Group due to the recent expansion and process improvements implemented over the past year and acquisitions completed in 2005 and 2004 within the SunOpta Ingredient and Canadian Food Distribution Groups. The above increases were somewhat offset by a decrease in fiber sales and margins from the SunOpta Ingredients Group due to a decline in the low-carb market and produce sales from the Canadian Food Distribution Group.

The gross margin as a percentage of sales decreased in the quarter from 19.2% to 17.4%. The decrease in gross margin percentage is mainly due to the oat fiber margin reduction and produce sales competition within the SunOpta Ingredients and Canadian Food Distribution Groups, respectively.

Selling, general and administrative expenses increased to $16,277,000 or 9.5% of revenues in the first six months of 2005 from $13,174,000 or 10.4% of revenues in the same period of 2004. The increase of $3,368,000 is due to the Supreme Foods, Snapdragon, Distribue-Vie, Kofman-Barenholtz, Earthwise and Cleughs acquisitions completed in 2005 and 2004, partially offset by synergies and cost reduction programs implemented throughout the Group. Warehouse and distribution costs increased by $2,595,000 or 125% in the six months of 2005 to $5,193,000, compared to $2,598,000 in the same period in the prior year, which is due to acquisitions completed within the Canadian Food Distribution Group in 2004. A foreign exchange gain of $232,000 was recognized in the six months ended June 30, 2005 compared to $234,000 in the same period for the prior year.

Net earnings before other income (expense), interest expense and income taxes in the SunOpta Food Group decreased to $8,397,000 in the six months ended June 30, 2005 compared to $8,908,000 in the six months ended June 30, 2004. Readers should be advised that internal product transfers between the groups are accounted for at cost. See the individual segments within the Food Group below for commentary related to Food Group activities and the 2005 outlook.

Effective January 1, 2005, the estimated useful lives of all asset categories for wholly owned subsidiaries were revised to better reflect the company’s previous experience in the useful life of plant and equipment and to standardize depreciation rates across divisions.

Grains & Soy Products Group

The Grains and Soy Products Group contributed $48,585,000 in revenues in the first six months of 2005 versus $42,313,000 in 2004, a 14.8% increase. Revenues were favourably impacted in the quarter by increased demand for high oleic kernel, bakery kernel & inshell sunflower seeds and increased food ingredients sales, partially offset by weaker organic feed and soy concentrate sales.

Gross margin in the Grains and Soy Products Group increased by $1,142,000 in the six months ended June 30, 2005 to $5,941,000 or 12.2% of revenues compared to $4,799,000 or 11.3%, in the same period in 2004. The increase in gross profit margins is primarily due to increased sunflower sales and the acquisition of Earthwise.

Selling, general and administrative expenses decreased to $2,775,000 in the six months ended June 30, 2005 versus $2,965,000 in the six months ended June 30, 2004. The decrease is due to cost rationalization initiatives and an allocation of certain administrative costs performed within the Grains & Soy Products Group on behalf of the Packaged Products Segment. A foreign exchange gain of $230,000 was recognized in the six months ended June 30, 2005 and a foreign exchange loss of $1,000 in the 2004 comparative year to date period.

Net earnings before other income (expense), interest expense and income taxes in the Grains and Soy Products Group was $3,396,000 in the six months ended June 30, 2005 compared to $1,833,000 in the six months ended June 30, 2004.

SunOpta Ingredients Group

The SunOpta Ingredients Group contributed revenues of $44,449,000 in the first six months of 2005 versus $31,973,000 in 2004, a 39.0% increase. The increase in revenues is attributable to the acquisition of Organic Ingredients, Inc. in

SUNOPTA INC.	32	June 30, 2005 10-Q

September 2004, Cleugh’s in June 2005 and the Cedar Rapids oat fiber facility in April 2005, partially offset by a decrease in the oat fiber demand due to an increase in competition and the decline in the low carb diets (such as Atkins).

Gross margin in the SunOpta Ingredients Group increased by $58,000 in the six months ended June 30, 2005 to $7,540,000 or 17.0% of revenue compared to $7,482,000 or 23.4% of revenue, in the same period in 2004. The decrease in gross margin as a percentage of revenue reflects the decline in oat fiber revenues and margin rates on a comparative basis and the acquisition of Organic Ingredients and Cleugh’s, which have inherently lower margins.

Selling, general and administrative expenses increased to $4,802,000 in the six months ended June 30, 2005 versus $3,497,000 in the six months ended June 30, 2004. The increase is primarily due to the Organic Ingredient and Cleugh’s acquisitions. A foreign exchange gain of $19,000 was recognized in the six months ended June 30, 2005 compared to $89,000 in the same period for the prior year.

Net earnings before other income (expense), interest expense (net) and income taxes in the SunOpta Ingredients Group were $2,757,000 in the six months ended June 30, 2005 compared to $4,074,000 in the six months ended June 30, 2004, due primarily to the factors noted above.

Packaged Products Group

The Packaged Products Group contributed revenues of $25,522,000 in the six months ended June 30, 2005 compared to $19,490,000 in 2004, an increase of $6,032,000 or 30.9%. Revenues were favourably impacted by increased aseptic packaged and consumer products revenues of $4,904,000 and by internal growth within the 2003 acquisitions completed in the healthy convenience food operation of $1,128,000. The increase in aseptic packaged revenues reflects the benefits of an expansion and process improvements implemented over the past year at the aseptic packaging facility and new customer contracts.

Gross margin in the Group increased by $146,000 in the six months ended June 30, 2005 to $2,815,000 or 11.0% of revenues compared to $2,669,000 or 13.7% in the same period of 2004.

Selling, general and administrative expenses were $1,899,000 or 7.4% of Group revenue in the six months ended June 30, 2005 versus $2,433,000 or 13.7% of Group revenue in the same period of 2004. The decrease in expenses as a percentage of revenue is primarily due to the cost rationalization initiatives within all divisions and reallocation of certain costs to cost of sales. A foreign exchange gain of $26,000 was recognized in the three months ended June 30, 2005 compared to $186,000 in the same period of the prior year.

Net earnings (loss) before other income (expense), interest expense (net) and income taxes in the Packaged Products Group were $942,000 in the six months ended June 30, 2005 compared to $422,000 in the same period of 2004, due to the factors noted above.

Canadian Food Distribution Group

The Canadian Food Distribution Group contributed $52,204,000 of revenue in the first six months of 2005 versus $33,404,000 in the same period of 2004, an increase of $18,800,000 or 56.3%. Revenues were favourably impacted by the acquisitions completed in 2004 in the Canadian Food Distribution Group.

Gross margin in the Canadian Food Distribution Group increased by $3,843,000 in the six months ended June 30, 2005 to $13,339,000 or 25.6% compared to $9,496,000 or 28.4%, in the same period in 2004. The decrease in gross margin percentage was attributable to the lack of fresh produce supply from California due to unfavourable growing weather, increased delivery costs and increased competition in the fresh produce markets.

Warehousing and distribution costs increased to $5,193,000 in the six months ended June 30, 2005 versus $2,598,000 in the six months ended June 30, 2004, which is attributable to the 2004 acquisitions of Supreme Foods, Distribue-Vie, Snapdragon and Kofman-Barenholtz within the Canadian Food Distribution Group. Selling, general and administrative expenses increased to $6,801,000 in the six months ended June 30, 2005 versus $4,279,000 in the six months ended June 30, 2004. The increases noted are due primarily to the acquisitions noted above. A foreign exchange loss of $43,000 was recognized in the six months ended June 30, 2005 compared to $40,000 in the same period in the prior year.

Net earnings before other income (expense), interest expense (net) and income taxes in the Canadian Food Distribution Group were $1,302,000 in the six months ended June 30, 2005 compared to $2,579,000 in the six months ended June 30, 2004 due to the factors noted above.

SUNOPTA INC.	33	June 30, 2005 10-Q

Opta Minerals Group

Opta Minerals contributed $17,577,000 or 9.3% of the total Company consolidated revenues in the first six months of 2005, versus $15,831,000 or 11.0% in 2004. Opta Minerals revenues were favourably impacted by the Distribution A&L acquisition completed in 2004 and revenues from the acquisition and start-up of abrasive facilities in Hardeeville and Baltimore.

Gross margins in Opta Minerals were $4,144,000 in the six months ended June 30, 2005 versus $3,866,000 in the six months ended June 30, 2004. As a percentage of revenues, gross margin remained consistent at 23.6% and 24.4% in the first six months of 2005 and 2004, respectively.

Selling, general and administrative expenses increased to $1,876,000 in the six months ended June 30, 2005 versus $1,539,000 in the six months ended June 30, 2004. The increase was a result of increased costs associated with a new public company plus the costs associated with the Distribution A&L acquisition in 2004 and Hillcrest acquisition in 2005. A foreign exchange gain of $190,000 was recognized in the six months ended June 30, 2005 and $41,000 in the six months ended June 30, 2004.

Net earnings before other income (expense), interest expense (net) and income taxes and minority interest were $2,458,000 in the six months ended June 30, 2005 versus $2,368,000 in the six months ended June 30, 2004.

StakeTech Steam Explosion Group and Corporate

Revenues of $744,000 for the six months ended June 30, 2005, versus $437,000 in same period in 2004, were derived from pre-engineering and research and development work on processes to be utilized in the production of ethanol. The group continues to work with both external and internal groups on a number of food based and fuel applications.

Gross margin in the StakeTech Steam Explosion Group was $363,000 in the six months ended June 30, 2005 and $215,000 in the six months ended June 30, 2004.

Selling, general and administrative expenses were $1,903,000 for the first six months of 2005 compared to $2,230,000 for the same period in 2004. The decrease was a result of reduced costs, allocation of certain StakeTech Steam Explosion costs to cost of sales and increased management fees charged to the operating groups.

A foreign exchange loss of $342,000 was recognized in the three months ended June 30, 2005 compared to a loss of $27,000 in the same period of the previous year.

Net loss before other income (expense), interest expense (net) and income taxes was $1,882,000 in the six months ended June 30, 2005 versus $2,042,000 in the six months ended June 30, 2004.

Liquidity and Capital Resources at June 30, 2005

Sources of Liquidity

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At June 30, 2005, the Company had availability under certain lines of credit of approximately $17,000,000.

The Company obtains its long term financing through its credit agreement with a syndicate of lenders. The Company may expand this credit agreement, and/or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes as required.

In February 2005, the Company amended its credit agreement for the primary purpose of releasing all secured collateral relating to the Opta Minerals Group, as part of the group’s initial public offering. (refer above to Part I – Item 2 Amendment to Credit Agreement and facility draws).

Additional lines of credit and term debt have been assumed as part of the Cleugh’s acquisition, refer to Amendment to Credit Agreement, Facility Draws and Assumption of Debt section above for further details. To partially finance the Earthwise Processors, LLC. acquisition the Company utilized $2,800,000 of its $10,000,000 revolving acquisition facility during June 2005. Subsequent to June 30, 2005, the remaining $7,200,000 of this facility was drawn in relation to the

SUNOPTA INC.	34	June 30, 2005 10-Q

acquisition of Pacific Fruit Processors, Inc. (see note 15 of the Condensed Consolidated Financial Statements). Subsequent to the quarter the Company also increased its U.S. line of credit facility from $17,500,000 to $22,500,000.

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

Cash Flows from Operating Activities

Net cash and cash equivalents decreased $382,000 during first six months of 2005 (2004 – ($20,381,000)) to $7,699,000 as at June 30, 2005 (2004 - $1,609,000).

Cash flows provided by operations for the first six months of 2005 before working capital changes was $8,733,000 (2004 – $12,829,000), a decrease of $4,096,000 or 31.9%. The decrease was due primarily to shortfalls in the SunOpta Ingredients Group and Canadian Food Distribution Group’s net earnings.

Cash provided (used) by operations after working capital changes was ($4,891,000) for the six months ended June 30, 2005 (2004 – $892,000), reflecting the use of funds for non-cash working capital of ($13,624,000) (2004 – ($11,937,000)). This utilization consists principally of an increase in accounts receivable of ($7,055,000), an increase in inventories of ($8,086,000), an increase in prepaid expenses and other assets of ($11,000) a decrease in accounts payable and accrued liabilities of ($720,000), a decrease in customer and other deposits and a decrease in income taxes recoverable of $2,000,000. The usage of cash flows to fund working capital in 2005 reflects the increase in working capital requirements to fund seasonal usage of cash for the purchase of grains within the Grains and Soy Products Group and an increase in inventory held within the Opta Minerals Group.

Cash Flows from Investing Activities

Cash provided (used) by investment activities of ($16,776,000) in the first six months of 2005 (2004 – ($25,500,000)), reflects cash used to acquire companies of ($9,260,000) (2004 - $22,103,000), and to purchase property, plant and equipment of ($7,906,000) (2004 – ($9,248,000)), offset by proceeds from the sale of property, plant and equipment of $78,000 (2004 - $5,864,000) and other of $312,000 (2004 – ($13,000)).

Cash Flows from Financing Activities

Cash provided (used) by financing activities was $21,226,000 in the first six months of 2005 (2004 – $4,047,000), consisting primarily of net proceeds from the Opta Minerals Inc. share issuance of $14,290,000 (2004 - $nil), increase in bank indebtedness of $7,851,000 (2004 - $3,515,000), from the borrowing under term debt of $2,800,000 (2004 - $nil) from the issuance of common shares of $271,000 (2004 - $1,954,000), partially offset by net repayment on long-term debt facilities and deferred purchase consideration of ($4,007,000) (2004 – ($1,810,000) and other of ($21,000) (2004 – $388,000).

SUNOPTA INC.	35	June 30, 2005 10-Q

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at June 30, 2005 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at June 30, 2005, the weighted average interest rate of the fixed rate term debt was 5.9% (2004 – 4.2%) and $4,490,000 (2004 - $2,998,000) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $35,300,000 (2004 - $20,896,000) at an interest rate of 5.12% (2004 – 2.4%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company’s ability to manage interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company’s after tax earnings would (decrease) increase by approximately $277,000 (2004 - $150,000). Given the short duration of fixed rate debt, changes in interest rates would have a negligible affect on fixed rate debt valuations.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the U.S. dollar is also the Company’s reporting currency. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. Since 2003, the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from Cdn $1.5776 at January 1, 2003 to Cdn $1.2020 at December 31, 2004 and Cdn 1.2254 at June 30, 2005. The net effect of this six month depreciation has been a $80,000 (2004 - $248,000) net exchange gain and a $1,184,000 (2004 – $1,303,000) decrease in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company’s net assets by $6,082,000 (2004 - $4,529,000).

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

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At June 30, 2005 the Company owned 478,224 (2004 – 334,905) bushels of corn with a weighted average price of $1.90 (2004 - $2.37) and 239,934 (2004 – 242,588) bushels of soy beans with a weighted average price of $6.86 (2004 - $11.63). The Company has at June 30, 2005 net long positions on soy beans of 78,300 (2004 – 1,064) and a net short position on corn of 38,220 (2004 –111,606) bushels. An increase/decrease in commodity prices of 10%

SUNOPTA INC.	36	June 30, 2005 10-Q

would not be material. There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, the StakeTech Steam Explosion Group or related to Corporate office activities.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

Included in Other assets is a receivable of $2,903,000 (December 31, 2004 - $3,343,000) representing a judgment awarded and recovery of certain legal fees and interest with respect to a suit the Company filed against a supplier for failure to adhere to the terms of a contract. The judgment was awarded on June 29, 2004 by a federal court jury in the United States District Court for the District of Oregon in favour of SunRich LLC, a subsidiary of the Company. On February 8, 2005 the supplier filed an appeal against this judgement. The Company and legal counsel believe this appeal is without merit and the Company believes the collectibility of this receivable is reasonably assured. In the first quarter of 2005, certain legal fees were disallowed by the court and an amount of $440,000 was charged to other expense during the first quarter of 2005 representing unrecoverable legal fees.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Within the quarter ended June 30, 2005, the Company repurchased 33,000 issued and outstanding common shares for a net cost of $157,000.

Item 3. Defaults upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable

Item 5. Other Information - Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits -

31.1	Certification by Jeremy Kendall, Chief Executive Officer pursuant to Rule 13(a) – 14(a) under the Exchange Act.

31.2	Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a) – 14(a) under the Exchange Act.

32	Certifications by Jeremy Kendall, Chairman and Chief Executive Officer and John Dietrich, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350.

**	Filed herewith

SUNOPTA INC.	37	June 30, 2005 10-Q

(b)        Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

/s/ John Dietrich
Date	August 8, 2005

SunOpta Inc. by John Dietrich Vice President and Chief Financial Officer

SUNOPTA INC.	38	June 30, 2005 10-Q