Form 10-Q
period 2005-09-30
SUNOPTA INC
filed 2005-11-09
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
 Commission File No. 0-9989

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

SUNOPTA INC.
 (Exact name of registrant as specified in its charter)

CANADA
(Jurisdiction of Incorporation)

Not Applicable
(I.R.S. Employer Identification No.)

2838 Bovaird Drive West
Norval, Ontario L7A 0H2, Canada
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

At November 4, 2005 registrant had 56,507,895 common shares outstanding, the only class of registrant’s common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $319,938,210. The Company’s common shares are traded on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

There are 45 pages in the September 30, 2005 10-Q and the index follows the cover page.

SUNOPTA INC.	1	September 30, 2005 10-Q

SUNOPTA INC.

FORM 10-Q
September 30, 2005

SUNOPTA INC.	2	September 30, 2005 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Condensed Consolidated Financial Statements

SunOpta Inc.

For the three and nine months ended September 30, 2005

(Unaudited)

SUNOPTA INC.	3	September 30, 2005 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Earnings and Comprehensive Income
For the three months ended September 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30, 2005 $	September 30, 2004 $

Revenues	114,950	80,142

Cost of goods sold	96,653	64,673

Gross profit	18,297	15,469

Warehousing and distribution expenses	2,655	1,547
Selling, general and administrative expenses	12,218	9,350

Earnings before the following	3,424	4,572

Interest expense, net	(1,186)	(632)
Other income (expense) (note 9)	146	(212)
Foreign exchange	438	227

	(602)	(617)

Earnings before income taxes	2,822	3,955

Provision for income taxes	601	1,188

Net earnings before minority interest	2,221	2,767

Minority interest	133	—

Net earnings for the period	2,088	2,767

Change in foreign currency translation adjustment	2,716	2,068

Comprehensive income	4,804	4,835

Net earnings per share for the period (note 8)

– Basic	0.04	0.05

– Diluted	0.04	0.05

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	4	September 30, 2005 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Earnings and Comprehensive Income
For the nine months ended September 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30, 2005 $	September 30, 2004 $

Revenues	304,031	223,588

Cost of goods sold	251,592	179,621

Gross profit	52,439	43,967

Warehousing and distribution expenses	7,848	4,144
Selling, general and administrative expenses	32,274	26,254

Earnings before the following	12,317	13,569

Interest expense, net	(2,082)	(952)
Other income (note 9)	3,978	2,155
Foreign exchange	518	442

	2,414	1,645

Earnings before income taxes	14,731	15,214

Provision for income taxes	2,190	4,551

Net earnings before minority interest	12,541	10,663

Minority interest	541	—

Net earnings for the period	12,000	10,663

Change in foreign currency translation adjustment	1,916	1,664

Comprehensive income	13,916	12,327

Net earnings per share for the period (note 8)

– Basic	0.21	0.20

– Diluted	0.21	0.20

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	5	September 30, 2005 10-Q

SunOpta Inc.
Condensed Consolidated Balance Sheets
As at September 30, 2005 and December 31, 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30, 2005 $	December 31, 2004 $

Assets

Current assets

Cash and cash equivalents	6,054	8,081
Accounts receivable	53,539	38,446
Inventories	79,564	49,537
Prepaid expenses and other current assets	4,622	4,472
Current income taxes recoverable	—	2,000
Deferred income taxes	421	421

	144,200	102,957

Property, plant and equipment	76,302	62,619
Goodwill and intangibles	57,464	43,934
Deferred income taxes	4,200	6,831
Other assets (note 11(a))	3,644	3,831

	285,810	220,172

Liabilities

Current liabilities
Bank indebtedness (note 6)	22,105	—
Accounts payable and accrued liabilities	40,615	35,668
Customer and other deposits	928	431
Current portion of long-term debt (note 6)	10,559	4,819
Current portion of long-term payables	453	1,548

	74,660	42,466

Long-term debt (note 6)	42,880	31,003
Long-term payables	620	1,232

	118,160	74,701

Minority interest	9,079	1,378

Shareholders’ Equity

Capital stock (note 7)	106,451	105,794
Contributed surplus	3,235	3,330
Retained earnings	38,821	26,821
Cumulative other comprehensive income	10,064	8,148

	158,571	144,093

	285,810	220,172

Commitments and contingencies (note 11)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	6	September 30, 2005 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Shareholders’ Equity
As at September 30, 2005 and December 31, 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Capital stock $	Contributed surplus $	Retained earnings $	Cumulative other comprehensive income $	Total $

Balance at December 31, 2004	105,794	3,330	26,821	8,148	144,093

Options exercised	281	—	—	—	281
Employee stock purchase plan	438	—	—	—	438
Share purchase buy back	(62)	(95)	—	—	(157)
Net earnings for the period	—	—	12,000	—	12,000
Currency translation adjustment	—	—	—	1,916	1,916

Balance at September 30, 2005	106,451	3,235	38,821	10,064	158,571

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	7	September 30, 2005 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the three months ended September 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	September 30,
	2005	2004
	$	$

Cash provided by (used in)

Operating activities
Net earnings for the period	2,088	2,767
Items not affecting cash
Amortization	2,203	1,658
Deferred income taxes	(47)	440
Minority interest	133	—
Gain on disposition on property, plant and equipment	(405)	96
Other	(320)	(341)
Changes in non-cash working capital (note 10)	(7,236)	2,453

	(3,584)	7,073

Investing activities
Purchases of property, plant and equipment	(2,668)	(5,585)
Acquisition of companies, net of cash acquired	(8,490)	(5,345)
Proceeds from sale of property, plant and equipment	414	—
Proceeds from note receivable	—	1,250
Other	(223)	(94)

	(10,967)	(9,774)

Financing activities
Increase (decrease) in bank indebtedness	2,916	(3,515)
Borrowings under term debt facilities	12,081	16,400
Repayment of term debt facilities	(1,714)	(3,564)
Proceeds from the issuance of common shares, net of issuance costs	291	5,895
Other	(65)	(197)

	13,509	15,019

Foreign exchange loss on cash held in a foreign currency	(603)	(503)

Increase (decrease) in cash and cash equivalents during the period	(1,645)	11,815

Cash and cash equivalents – Beginning of the period	7,699	1,608

Cash and cash equivalents – End of the period	6,054	13,423

See note 10 for supplemental cash flow information

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	8	September 30, 2005 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the nine months ended September 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30, 2005 $	September 30, 2004 $

Cash provided by (used in)

Operating activities
Net earnings for the period	12,000	10,663
Items not affecting cash
Amortization	5,708	5,100
Deferred income taxes	178	1,886
Dilution gain (note 5)	(6,516)	—
Common shares granted to Opta Minerals employees	234	—
Minority interest	541	—
Gain on disposition of property, plant and equipment	(550)	(176)
Other	300	(7)
Changes in non-cash working capital (note 10)	(20,860)	(9,501)

	(8,965)	7,965

Investing activities
Purchase of property, plant and equipment	(10,574)	(14,833)
Acquisition of companies, net of cash acquired	(17,597)	(27,448)
Proceeds from sale of property, plant and equipment	492	5,864
Proceeds from note receivable	—	1,250
Other	89	(107)

	(27,590)	(35,274)

Financing activities
Proceeds from Opta Minerals Inc. share issuance	14,294	—
Increase in bank indebtedness	8,767	—
Borrowing under term debt facilities	16,881	17,007
Repayment of term debt facilities	(4,141)	(5,310)
Payment of deferred purchase consideration	(1,287)	(65)
Proceeds from the issuance of common shares, net	719	7,848
Other	(162)	(414)

	35,071	19,066

Foreign exchange loss on cash held in a foreign currency	(543)	(324)

Decrease in cash and cash equivalents during the period	(2,027)	(8,567)

Cash and cash equivalents – Beginning of the period	8,081	21,990

Cash and cash equivalents – End of the period	6,054	13,423

See note 10 for supplemental cash flow information

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	9	September 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

1.	Basis of presentation

The interim condensed consolidated financial statements of SunOpta Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2004.

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation.

2.	Description of business and significant accounting policies

The Company was incorporated under the laws of Canada on November 13, 1973. The Company conducts business in three main areas, the SunOpta Food Group (Food Group) which processes, packages and distributes a wide range of natural and organic food products via its vertically integrated operations with a focus on grains, (soy, corn, sunflowers) oat fiber, ingredients systems, fruits and other natural and organic food products, Opta Minerals Inc. which processes, distributes and recycles silica free abrasives and industrial minerals and the StakeTech Steam Explosion Group markets proprietary steam explosion technology systems for the bio-fuel, food processing and pulp industries. The Company’s assets, operations and employees at September 30, 2005 are located in the United States and Canada.

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

Revenue Recognition

The Company recognizes revenue at the time of delivery of the product or service and when all of the following have occurred: a sales agreement is in place, price is fixed or determinable, and collection is reasonably assured.

i) SunOpta Food Group

Grain revenues are recorded when title and possession of the product is transferred to the customer. Possession is transferred to the customer at the time of shipment from our facility or at the time of delivery to a specified destination depending on the terms of the sale. Revenues from custom processing services are recorded upon provision of services and completion of quality testing. All other Food Group revenues are recognized when title is transferred upon the shipment of product or at the time the service is provided to the customer.

ii) Opta Minerals Group

Revenues from the sale of silica free loose abrasives, industrial minerals, specialty sands and related products are recognized upon the sale and shipment of the related minerals. Revenues from recycling activities are recognized upon the sale and shipment or the disposal of non-hazardous material received.

iii) StakeTech Steam Explosion Group

The percentage of completion method is used to account for significant contracts in progress when related costs can be reasonably estimated. The Company uses costs or hours incurred to date as a percentage of total expected costs or hours to measure the extent of progress towards completion. License fees related to the right to sell the Company’s technologies are recorded as revenues over the term of the license, when collectibility is reasonably assured.

SUNOPTA INC.	10	September 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

2.	Description of business and significant accounting policies continued

Investments

All subsidiaries, except Opta Minerals which is owned 70.6%, are 100% owned at September 30, 2005.  Organic Ingredients, Inc. was owned 50.1% (refer to note 4(e)) until April 5, 2005, when the remaining 49.9% of minority interest was acquired by SunOpta Inc. The investment in Opta Minerals represents control and therefore is recorded using the consolidation method, whereby revenues and expenses are consolidated with the results of the Company. The minority interest balance on the Condensed Consolidated Balance Sheet represents the non-controlling shareholders’ interest in Organic Ingredients, Inc. (until April 5, 2005) and Opta Minerals Inc. This balance includes the non-controlling equity component as at the date of acquisition and income attributable to the minority interest since that date.

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated amortization and accumulated losses.  Amortization is provided on property, plant and equipment using the straight-line basis at rates reflecting the estimated useful lives of the assets. Effective January 1, 2005, the estimated useful lives of all asset categories were revised to standardize and better reflect the estimated useful lives for all wholly owned subsidiaries in the following ranges:

Buildings	20 - 40 years
Machinery & equipment	10 - 20 years
Computer software	5 years
Office furniture & equipment	3 - 7 years
Vehicles	5 years

Amortization is calculated from the time the asset is put into use. Amortization expense would have been approximately $6,153 (actual amortization was $4,761) for the nine months ended September 30, 2005 if the change to estimated useful lives had not taken place.

Derivative instruments

The Company uses derivative financial instruments to manage risks from fluctuations in exchange rates. These instruments are foreign exchange option agreements which have been recorded at their fair value at the balance sheet date. During the quarter ended September 30, 2005, a foreign exchange gain relating to these contracts was recognized in the condensed consolidated statement of income relating to these instruments. All such instruments are only used for risk management purposes.

3.	Stock Option Plan

The Company maintains several stock option plans under which incentive stock options may be granted to employees and non-employee directors. SunOpta accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equals the market price on the date of grant, no compensation expense is recognized by the Company for stock options issued to employees at the time of issuance.

During the second quarter of 2005, the Company modified the terms of all outstanding and unvested options whose exercise prices were greater than $5.00. As a result of the modification, 876,590 stock options vested immediately resulting in the disclosure of an additional proforma expense of $3,044 in the second quarter.  Under the accounting guidance of APB 25, the accelerated vesting did not result in any compensation expense being recognized as these stock options had no intrinsic value. Without this modification, the Company would have incurred $1,128 of compensation expense in 2006 that would have been required to be recognized under SFAS 123R, which the Company will adopt beginning January 1, 2006.

SUNOPTA INC.	11	September 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2005 and 2004
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

	Three months ended		Nine months ended

	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004

Number of options granted	269,000	215,000	445,275	427,500

Total fair value of options granted	$761	$654	$1,320	$1,494

Net earnings for the period as reported	2,088	2,767	12,000	10,663
Stock compensation expense:
Options expense from current period grants	152	75	290	117
Options expense from prior period grants including the accelerated vesting of certain options	70	148	3,771	443

	222	223	4,061	560

Pro-forma net earnings for the period	1,866	2,544	7,939	10,103

Weighted average number of shares outstanding	56,430,733	53,544,930	56,313,771	53,285,668

Diluted weighted average number of shares outstanding	56,870,887	54,458,749	56,758,822	54,374,633

Pro-forma net earnings per common share
- Basic	0.03	0.05	0.14	0.19

- Diluted	0.03	0.05	0.14	0.19

The fair value of the options granted during the current and prior periods were estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (September 30, 2004 – 0%), an expected volatility of 48% (September 30, 2004 – 47%), a risk-free interest rate of 3% (September 30, 2004 – 2.5%), and an expected life of four to six years.  These options vest at various dates ranging from the date of the grants to August 8, 2010 and expire four to five years subsequent to the grant date.

SUNOPTA INC.	12	September 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

4.	Business Acquisitions

During the nine months ended September 30, 2005, the Company acquired four businesses and the remaining 49.9% minority interest of Organic Ingredients that the Company did not own.  All of these acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition less minority interest when the Company owned less than 100% of the acquired company.

The preliminary purchase price allocation of the net assets acquired and consideration given is summarized below:

	Pacific Fruit Processors, Inc. (a) $	Cleughs Frozen Foods, Inc. (b) $	Earthwise Processors, LLC (c) $	Hillcrest Abrasive Production Division (d) $	Total $

Net assets acquired:
Non-cash working capital	1,235	111	1,148	47	2,541
Property, plant and equipment	1,095	3,764	2,300	243	7,402
Other assets	8	454	—	—	462
Goodwill	4,884	1,320	—	—	6,204
Intangible assets – finite life	4,014	930	525	260	5,729
Deferred income tax liability	(1,676)	(909)	—	—	(2,585)
Debt and other liabilities	—	(1,575)	—	—	(1,575)

	9,560	4,095	3,973	550	18,178

Consideration, net of cash acquired	8,060	2,168	3,973	550	14,751
Notes payable	1,500	1,927	—	—	3,427

	9,560	4,095	3,973	550	18,178

(a)	Pacific Fruit Processors, Inc.

On July 13, 2005, SunOpta acquired 100% of the outstanding shares of Pacific Fruit Processors, Inc. (“Pacific”), for total consideration of $9,560 including acquisition costs and a note payable of $1,500. Additional consideration may be payable based on the achievement of certain pre-determined earnings targets between August 1, 2005 and December 31, 2007.  This additional consideration is based on Pacific achieving 50% of a predetermined amount of earnings before interest and taxes calculated annually, commencing on August 1, 2005 and ending on December 31, 2007.  Any amount paid will be recorded as goodwill when the outcome of the contingency becomes determinable.

SunOpta has not finalized its process of assigning values to tangible assets, intangible assets and goodwill at the release date of these financial statements.  For the purposes of these financial statements, these amounts have been recorded based on the Company’s best estimates of the fair values.  The final purchase price allocation is expected to be completed by December 31, 2005.

Pacific is a manufacturer of value-added fruit products with a focus on fruit-based ingredients for the dairy, bakery and beverage industries.  Pacific operates from a 60,000 square foot facility in California that houses conventional and aseptic processing capabilities, dry and frozen warehousing space and laboratory facilities.  The acquisition of Pacific augments SunOpta’s vertically integrated fruit operations by adding further capabilities to the Company’s existing fruit-based operations.  This acquisition has been included in the newly formed SunOpta Fruit Group segment within the Food Group.

SUNOPTA INC.	13	September 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

4.	Business Acquisitions continued

(b)	Cleugh’s Frozen Foods, Inc.

On June 20, 2005, SunOpta purchased 100% of the outstanding shares of Cleugh’s Frozen Foods, Inc. (“Cleugh’s”) for $2,168 in cash consideration including acquisition costs and notes payable of $1,927. Additional consideration may be payable based on the achievement of pre-determined earnings before interest and taxes between January 1, 2006 and December 31, 2007, to a maximum of $4,000.

SunOpta has not finalized its process of assigning values to tangible assets, intangible assets and goodwill at the release date of these financial statements. For the purposes of these financial statements, these amounts have been recorded based on the Company’s best estimates of assigned values. The final purchase price allocation is expected to be completed by December 31, 2005.

Cleugh’s processes natural and organic frozen fruits and vegetables for the retail private label, food service and industrial markets. Cleugh’s operates two processing facilities in Buena Park and Salinas, California, with combined production, packaging and warehousing space of approximately 60,000 square feet. Cleugh’s has been grouped under the newly formed SunOpta Fruit Group segment within the SunOpta Food Group.

(c)	Earthwise Processors, LLC

On June 2, 2005, SunOpta purchased the inventory, property, plant and equipment and the business of Earthwise Processors, LLC (“Earthwise”) for $3,973 including acquisition costs. Additional contingent consideration may be payable upon the achievement of certain pre-determined earnings levels between January 1, 2006 and December 31, 2008. The maximum amount of contingent consideration payable is $750, which will be recorded as additional goodwill when the amount and outcome of the consideration becomes determinable.

Earthwise is located in Moorehead, Minnesota and is a vertically integrated producer of organic and identity preserved non-genetically modified grains, primarily focused on soy. Strategically this acquisition provides SunOpta with an expanded and diversified grower base, expansion of soy product offerings and entrance into other markets such as organic flax and organic wheat, plus ongoing operating synergies. Earthwise has been included in the Grains and Soy Products Group segment within the SunOpta Food Group.

(d)	Hillcrest Abrasive Production Division

On May 10, 2005 Opta Minerals Inc. acquired certain assets of the abrasive production division of Hillcrest Industries Inc. (“Hillcrest”) for consideration of $550 (Cdn $674) including acquisition costs. The newly formed division of Opta Minerals, Opta Minerals (Attica), will process coal-based abrasive products from power generation by-products and serve as a distribution facility for the New York, Pennsylvania and Ohio regions.

In conjunction with the asset purchase, the Company concurrently entered into a long-term lease with Hillcrest for warehouse facilities located in Attica, and entered into a services agreement with Hillcrest for the production of material. Additional consideration may be payable on occurrence of certain events, which could amount to $344 (Cdn $400). As at September 30, 2005, contingent consideration of $40 (Cdn $47) was payable and recorded as additional goodwill.

SUNOPTA INC.	14	September 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

4.	Business Acquisitions continued

(e)	Organic Ingredients, Inc.

On April 5, 2005, SunOpta exercised its option to acquire the remaining 49.9% of the outstanding shares of Organic Ingredients, Inc. (“Organic Ingredients”) that the Company did not own for consideration of $2,269. As a result the Company recorded an increase in goodwill and intangibles and a decrease in minority interest of $2,493. Additional consideration of $147 was paid during the second quarter of 2005 upon the exercise of the option to acquire the remaining 49.9% of the outstanding shares. Further additional consideration may be payable based on Organic Ingredients achieving pre-determined earnings targets during the period January 1, 2005 to December 31, 2007.

Organic Ingredients is an established provider of a wide range of certified organic industrial ingredients including processed fruit and vegetable based ingredients, sweeteners, vinegars, plus retail private label fruit based products. The company sources and contract manufactures through exclusive arrangements with suppliers located around the world, including North America, South America, Europe and Asia. Organic Ingredients is included in the newly formed SunOpta Fruit Group segment within the SunOpta Food Group.

(f)	Kofman-Barenholtz

The Company recorded additional contingent consideration as an increase to goodwill at September 30, 2005 of $430 (Cdn $500) in relation to the prior year’s acquisition of Kofman-Barenholtz’s having met certain defined targets. Further contingent consideration up to $344 (Cdn $400) may be payable 24 months after the anniversary of the acquisition on September 30, 2006.

5.	Opta Minerals Inc. Initial Public Offering

On February 17, 2005, the Company’s subsidiary Opta Minerals Inc. (“Opta Minerals”) completed an initial public offering and raised $14,294 (Cdn $17,496) in net proceeds, (gross proceeds Cdn $19,800) including an over-allotment option granted to the underwriters and exercised on March 16, 2005. The offer was for shares of Opta Minerals Inc. which consisted of the businesses and net assets that form the Opta Minerals Group segment (note 12). Immediately prior to this transaction the net assets and business of this segment were transferred into this wholly owned subsidiary, Opta Minerals Inc.. The Company’s ownership was reduced to 70.4% of the outstanding common shares as a result of this transaction including the effect of gifting shares to certain employees of Opta Minerals Inc. in recognition of their contribution in building the Opta Minerals business. In the first quarter of 2005, the Company recorded a dilution gain of $6,516 before transaction costs of $976 as a result of the sale of the approximate 29.6% minority interest in Opta Minerals Inc. This amount was included in other income. During the quarter as a result of acquiring shares on the open market, the Company increased its ownership of Opta Minerals Inc. to 70.6% of the outstanding common shares.

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

SUNOPTA INC.	15	September 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

6.	Long-term debt and banking facilities

	September 30, 2005 $	December 31, 2004 $

Term loans (a)	40,050	33,400
Other long-term debt (b)	13,389	2,422

	53,439	35,822
Less: current portion	(10,559)	(4,819)

	42,880	31,003

(a)	The Company has an amended and restated credit agreement with its banking syndicate as follows:

	i)	Term loan facility:

The initial term loan facility was for $35,000 (balance outstanding as at September 30, 2005 - $30,550). Principal is payable quarterly based on a seven year amortization. The term loan matures June 30, 2008 and is renewable at the option of the lender and the Company.

Interest on the term loan is payable at the borrower’s option at U.S. dollar base rate or U.S. LIBOR plus a margin based on certain financial ratios of the Company (5.94% as at September 30, 2005 and 3.70% as at December 31, 2004).

	ii)	$12,241 (Cdn $15,000), line of credit facility:

As at September 30, 2005, $nil (December 31, 2004 - $nil) of this facility has been utilized except for $900 (December 31, 2004 - $1,700) which has been committed through letters of credit as itemized in note 11(c)(iv). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios.

This amount, and amounts drawn under the banking facility as described in note 6(a)(iii) have been included in bank indebtedness. For financial statement reporting purposes, these amounts have been offset by cash balances with the same counter parties.

	iii)	$22,500 line of credit facility:

On July 8, 2005, this facility was increased from $17,500 to $22,500. As at September 30, 2005, $18,372 (December 31, 2004 - $nil) of this facility has been utilized. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios.

SUNOPTA INC.	16	September 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

6.	Long-term debt and banking facilities

	iv)	$10,000 revolving acquisition facility:

The Company has a facility to finance future acquisitions and capital expenditures. As at September 30, 2005, $9,500 (December 31, 2004 - $nil) of this facility has been utilized. This facility is subject to certain draw restrictions. Principal is payable quarterly equal to the greater of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw. Any remaining outstanding principal under this facility is due on June 30, 2008. Interest on borrowings under this facility is consistent with the term loan described in 6 (a)(i) above.

(b)	Other long-term debt consists of the following:

	September 30, 2005 $	December 31, 2004 $

On September 30, 2005, Opta Minerals, Inc. amended and restated its credit agreement and banking facilities to establish a term loan facility of $6,881(Cdn $8,000) which was fully drawn upon at September 30, 2005, refer to (c) (i) below.	6,881	—

Promissory note of $700 (originally discounted to $606), issued to former shareholders of Cleughs, bearing no interest, unsecured and to be repaid in equal annual instalments of $140 over five years commencing on the first anniversary of the closing date.	615	—

Promissory note issued to certain former shareholders of Cleughs, to be paid in equal monthly instalments over 60 months commencing July 1, 2005, unsecured and bearing interest at LIBOR plus 2%.	967	—

Promissory note of $370 (originally discounted to $320), issued to former shareholders of Cleughs, bearing no interest, unsecured and to be repaid in equal annual instalments of $74 over five years commencing on the first anniversary of the closing date.	322	—

Term debt secured by Cleugh’s property plant and equipment with various lenders at a weighted average interest rate of LIBOR plus 4.25% and amortized over various periods not exceeding five years.	698	—

Promissory note of $1,500, issued to former shareholders of Pacific, bearing no interest, unsecured and to be repaid in two instalments of $750 on the sixth and twelfth month anniversary of the acquisition closing date of July 13, 2005.	1,500	—

Other term debt with a weighted average interest rate of 5.0% (December 31, 2004 – 5.0%), due in varying instalments through July 2009.	1,387	2,062

Capital lease obligation due in monthly payments, with a weighted average interest rate of 8.0% (December 31, 2004 – 7.7%)	1,019	360

	13,389	2,422

SUNOPTA INC.	17	September 30, 2005 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2005 and 2004
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

6.	Long-term debt and banking facilities

(c)	The Company and subsidiaries has other line of credit facilities as follows:

	i)	Opta Minerals Inc.:

Opta Minerals, Inc. increased its line of credit facility from Cdn $5,000 to Cdn $7,000 and obtained a Cdn $5,000 facility to finance future acquisitions and capital expenditures of which $nil was drawn as at September 30, 2005. These facilities have been collaterized by a priority security interest against substantially all of the Opta Minerals Inc.’s assets.

	ii)	Cleugh’s Frozen Foods, Inc.:

Assumed under the Cleughs acquisition of June 20, 2005, the Company has a line of credit facility with a maximum draw of $20,000, secured against Cleugh’s accounts receivable and inventory. Interest rate is LIBOR plus 2.5% until December 17, 2005 at which time the premium over LIBOR will fluctuate between 2% - 2.75% based on certain financial ratios of Cleugh’s, adjusted quarterly. The line of credit has a four year term to June 17, 2010. As of September 30, 2005 $13,603 was drawn on the facility.

7.	Capital stock

	September 30, 2005 $	December 31, 2004 $

Issued and fully paid -
56,497,895 common shares (December 31, 2004 – 56,220,212)	106,442	105,785
35,000 warrants (December 31, 2004 –35,000)	9	9

	106,451	105,794

(a)

In the first nine months of 2005, employees and directors exercised 216,440 (September 30, 2004 – 205,637) common share options and an equal number of common shares were issued for net proceeds of $281 (September 30, 2004 - $472).

(b)	In the first nine months of 2005, nil (September 30, 2004 – 2,956,350) warrants were exercised and nil common shares were issued for net proceeds of $nil (September 30, 2004 - $7,095).

(c)

In the first nine months of 2005, 94,243 (September 30, 2004 – 45,942) common shares were issued for net proceeds of $438 (September 30, 2004 - $281) as part of the Company’s employee stock purchase plan.

(d)	In the first nine months of 2005, 33,000 (September 30, 2004 – nil) outstanding common shares were repurchased for a net cost of $157 (September 30, 2004 - $nil).

(e)	In the first nine months of 2005, 445,275 options were granted to employees at prices ranging from $4.52 to $6.81.

SUNOPTA INC.	18	September 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.	Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended		Nine months ended

	Sept. 30, 2005 $	Sept. 30, 2004 $	Sept. 30, 2005 $	Sept. 30, 2004 $

Net earnings for the period	2,088	2,767	12,000	10,663

Weighted average number of shares used in basic earnings per share	56,430,733	53,544,930	56,313,771	53,285,668

Dilutive potential of the following:
Employee/director stock options	415,836	750,437	420,638	906,674
Dilutive Warrants	24,318	163,382	24,413	182,291

Diluted weighted average number of shares outstanding	56,870,887	54,458,749	56,758,822	54,374,633

Net earnings per share:
Basic	0.04	0.05	0.21	0.20

Diluted	0.04	0.05	0.21	0.20

Options to purchase 1,469,895 common shares, in the three and nine months ended September 30, 2005, (765,700 and 319,500 common shares, in the three months and nine months ended September 30, 2004, respectively) have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

9.	Other income (expense)

	Three months ended		Nine months ended

	Sept. 30, 2005 $	Sept. 30, 2004 $	Sept. 30, 2005 $	Sept. 30, 2004 $

Dilution gain, net of related costs of $976 (a)	—	—	5,540	—
Reduction of assets (b)	(178)	—	(886)	(186)
Law suit (note 11 (a))	(57)	—	(497)	2,646
Gain on sale of land (c)	402	—	402	—
Other	(21)	(212)	(581)	(305)

	146	(212)	3,978	2,155

(a)

The transaction costs of $976 incurred during the Opta Minerals Inc. initial public offering (refer note 5) includes professional fees of $742 and compensation costs of $234 related to the share gifting to certain Opta Minerals Group employees.

(b)	Reduction of assets include the write-down of a certain assets to net realizable value.

(c)	Gain on sale of excess land within the SunOpta Ingredients Group.

SUNOPTA INC.	19	September 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

10.	Supplemental cash flow information

	Three months ended		Nine months ended

	Sept. 30, 2005 $	Sept. 30, 2004 $	Sept. 30, 2005 $	Sept. 30, 2004 $

Changes in non-cash working capital:
Accounts receivable	(276)	3,676	(7,332)	(6,788)
Inventories	(1,411)	3,178	(9,497)	1,660
Recoveries of income taxes	—	—	2,000	1,686
Prepaid expenses and other current assets	169	(484)	159	(3,693)
Accounts payable and accrued liabilities	(5,967)	(3,917)	(6,687)	(589)
Customer and other deposits	249	—	497	(1,777)

	(7,236)	2,453	(20,860)	(9,501)

Cash paid for:
Interest	1,186	572	1,611	915

Income taxes	714	860	963	1,918

11.	Commitments and contingencies

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

i)

An irrevocable letter of credit for $645 (Cdn $750) was transferred to a subsidiary of the Company, Opta Minerals Inc., which has been placed with the Ontario Ministry of Environment and Energy as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities.  This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

ii)

An irrevocable letter of credit for $201 was transferred to a subsidiary of the Company, Opta Minerals Inc., which has been placed with the Commonwealth of Virginia Department of Environmental Qualities as a security deposit for the Certificate of Approval granted to the Company for certain recycling activities.  This letter of credit must remain in place indefinitely as a condition of the Certificate of Approval.

iii)

Additional letters of credit totalling $106 have been placed with third parties as security on transactions occurring in the ordinary course of operations by a subsidiary of the Company, Opta Minerals, Inc..

SUNOPTA INC.	20	September 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

11.	Commitments and contingencies continued

iv)

Standby letters of credit have been placed with a Hungarian bank in accordance with an agreement with a related party whereby both parties participate in a Hungarian based sunflower business.  The standby letters of credit expire in accordance with the following schedule:

Expiry date	$

May 31, 2006	300
June 30, 2006	300
September 30, 2006	300

900

12.	Segmented information

Industry segments

The Company operates in three industry segments: (a) the SunOpta Food Group (Food Group), processes, packages and distributes a wide range of natural, organic and specialty food products via its vertically integrated operations with a focus on soy, natural and organic food products;  (b) the Opta Minerals Group, processes, distributes, and recycles silica free loose abrasives, industrial minerals, specialty sands and related products; and (c) the StakeTech Steam Explosion Group, markets proprietary non-wood processing technology with significant licensing and application potential in the food processing, bio-fuel and pulp industries.

During 2004, the Company expanded its reporting segment of the Food Group and has further defined this segment  in the third quarter of 2005 into Grains and Soy Products Group, SunOpta Ingredients Group, SunOpta Fruit Group, Packaged Products Group and Canadian Food Distribution Group (which combined form the SunOpta Food Group).  The newly formed operating group effective July 1, 2005, the SunOpta Fruit Group, consists of the Company’s wholly-owned subsidiaries Organic Ingredients Inc., Cleugh’s Frozen Foods, Inc. and Pacific Fruit Processors, Inc.  These integrated businesses form a platform from which the Company can meet virtually any fruit specifications for its retail, food service or industrial customers.  These segments now better reflect how management view and manage the business and is aligned with the Company’s vertically integrated model.  The Company’s assets, operations and employees are located in Canada and the United States.

	Three months ended September 30, 2005

	SunOpta Food Group $	Opta Minerals Group $	StakeTech Steam Explosion Group and Corporate $	Consolidated $

External revenues by market
U.S.	70,765	3,804	—	74,569
Canada	27,604	4,658	—	32,262
Other	6,115	58	1,946	8,119

Total revenues to external customers	104,484	8,520	1,946	114,950

Segment earnings (loss) before other income (expense), interest expense (net), income taxes and minority interest	3,180	948	(266)	3,862

Other income (expense)	—	—	146	146

Segment earnings (loss) before interest expense (net), income taxes and minority interest	3,180	948	(120)	4,008

Interest expense, net	—	—	1,186	1,186

Provision for income taxes	—	—	601	601

Minority interest	—	133	—	133

Net earnings (loss)	3,180	815	(1,907)	2,088

SUNOPTA INC.	21	September 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

12.	Segmented information continued

The SunOpta Food Group has the following segmented reporting:

	Three months ended September 30, 2005

	Grains & Soy Products Group $	SunOpta Ingredients Group $	SunOpta Fruit Group $	Packaged Products Group $	Canadian Food Distribution Group $	SunOpta Food Group $

External revenues by market
U.S.	19,279	12,809	26,360	12,277	40	70,765
Canada	2,373	655	795	1,500	22,281	27,604
Other	3,977	1,582	331	225	—	6,115

Total revenues from external customers	25,629	15,046	27,486	14,002	22,321	104,484

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	323	962	1,264	847	(216)	3,180

	Nine months ended September 30, 2005

	SunOpta Food Group $	Opta Minerals Group $	StakeTech Steam Explosion Group and Corporate $	Consolidated $

External revenues by market
U.S.	173,738	11,607	—	185,345
Canada	82,811	14,379	—	97,190
Other	18,696	111	2,689	21,496

Total revenues to external customers	275,245	26,097	2,689	304,031

Segment earnings (loss) before other income (expense), interest expense (net) and income taxes and minority interest	11,575	3,406	(2,146)	12,835

Other income (expense)	—	—	3,978	3,978

Segment earnings before interest expense (net) , income taxes and minority interest	11,575	3,406	1,832	16,813

Interest expense, net	—	—	2,082	2,082

Provision for income taxes	—	—	2,190	2,190

Minority interest	104	437	—	541

Net earnings (loss)	11,471	2,969	(2,440)	12,000

SUNOPTA INC.	22	September 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

The SunOpta Food Group has the following segmented reporting:

	Nine months ended September 30, 2005

	Grains & Soy Products Group $	SunOpta Ingredients Group $	SunOpta Fruit Group $	Packaged Products Group $	Canadian Food Distribution Group $	SunOpta Food Group $

External revenues by market
U.S.	57,516	39,496	40,458	36,022	246	173,738
Canada	3,109	1,479	796	3,148	74,279	82,811
Other	13,589	4,423	330	354	—	18,696

Total revenues from external customers	74,214	45,398	41,584	39,524	74,525	275,245

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	3,718	2,931	2,051	1,789	1,086	11,575

	Three months ended September 30, 2004

	SunOpta Food Group $	Opta Minerals Group $	StakeTech Steam Explosion Group and Corporate $	Consolidated $

External revenues by market
U.S.	45,357	3,213	495	49,065
Canada	21,078	5,111	—	26,189
Other	4,882	6	—	4,888

Total revenues to external customers	71,317	8,330	495	80,142

Segment earnings (loss) before other income (expense), interest expense (net), and income taxes	3,900	1,092	(193)	4,799

Other income (expense)	—	—	(212)	(212)

Segment earnings before interest expense (net) and income taxes	3,900	1,092	(405)	4,587

Interest expense, net	—	—	632	632

Provision for income taxes	—	—	1,188	1,188

Net earnings (loss)	3,900	1,092	(2,225)	2,767

The SunOpta Food Group has the following segmented reporting:

	Three months ended September 30, 2004

	Grains & Soy Products Group $	SunOpta Ingredients Group $	SunOpta Fruit Group $	Packaged Products Group $	Canadian Food Distribution Group $	SunOpta Food Group $

External revenues by market
U.S.	19,937	15,193	995	9,232	—	45,357
Canada	287	481	—	936	19,374	21,078
Other	2,983	1,679	—	220	—	4,882

Total revenues from external customers	23,207	17,353	995	10,388	19,374	71,317

Segment earnings before other income (expense), interest expense (net) and income taxes	341	2,537	6	420	596	3,900

SUNOPTA INC.	23	September 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

	Nine months ended
	September 30, 2004

	SunOpta Food Group $	Opta Minerals Group $	StakeTech Steam Explosion Group and Corporate $	Consolidated $

External revenues by market
U.S.	125,417	10,918	933	137,268
Canada	57,766	13,085	—	70,851
Other	15,311	158	—	15,469

Total revenues to external customers	198,494	24,161	933	223,588

Segment earnings (loss) before other income (expense), interest expense (net) and income taxes	12,612	3,459	(2,060)	14,011

Other income (expense)	—	—	2,155	2,155

Segment earnings before interest expense (net) and income taxes	12,612	3,459	95	16,166

Interest expense, net	—	—	952	952

Provision for income taxes	—	—	4,551	4,551

Net earnings (loss)	12,612	3,459	(5,408)	10,663

The SunOpta Food Group has the following segmented reporting:

	Nine months ended
	September 30, 2004

	Grains & Soy Products Group $	SunOpta Ingredients Group $	SunOpta Fruit Group $	Packaged Products Group $	Canadian Food Distribution Group $	SunOpta Food Group $

External revenues by market
U.S.	54,420	43,236	995	26,766	—	125,417
Canada	787	1,417	—	2,786	52,776	57,766
Other	10,313	4,673	—	325	—	15,311

Total revenues from external customers	65,520	49,326	995	29,877	52,776	198,494

Segment earnings before other income (expense), interest expense (net) and income taxes	1,912	6,634	6	926	3,134	12,612

Effective July 1, 2005, the Company expanded its segment reporting within the SunOpta Food Group to include the SunOpta Fruit Group consisting of the Company’s wholly-owned subsidiaries Organic Ingredients Inc., Cleugh’s Frozen Foods, Inc. and Pacific Fruit Processors, Inc. During the three months ended March 31, 2005 and the three months ended June 30, 2005 the SunOpta Fruit Group revenue was $5,143 and $8,955 respectively. Segment earnings before other income (expense), interest expense (net) and income taxes were $277 and $510, respectively. The Fruit Group was previously recorded within the SunOpta Ingredients Group.

SUNOPTA INC.	24	September 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

13.	Canadian generally accepted accounting principle differences

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) which conform in all material respects applicable to the Company with those in Canada (Canadian GAAP) during the periods presented, except with respect to the following items:

	Three months ended		Nine months ended

	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
	$	$	$	$

Net earnings for the period - as reported	2,088	2,767	12,000	10,663
Release of cumulative translation adjustment relating to investment in Opta Minerals (ii)	428	—	428	—
Stock option compensation expense (i)	(236)	(194)	(4,416)	(500)

Net earnings for the period – Canadian GAAP	2,280	2,573	8,012	10,163

Net earnings per share – Canadian GAAP – Basic	0.04	0.05	0.14	0.19

Net earnings per share – Canadian GAAP – Diluted	0.04	0.05	0.14	0.19

			Sept. 30, 2005	Dec 31, 2004
			$	$

Retained earnings - as reported			38,821	26,821

Cumulative stock option compensation expense (i)			(6,463)	(2,047)
Accretion convertible debenture			(54)	(54)
Release of cumulative translation adjustment relating to investment in Opta Minerals (ii)			428	—

Retained earnings – Canadian GAAP			32,732	24,720

Shareholders’ equity – as reported			158,571	144,093

Retained earnings change			(6,089)	(2,101)

Shareholders’ equity – Canadian GAAP			152,482	141,992

(i)	Under Canadian GAAP, the Company is required to record stock compensation expense on options granted to employees.

During the second quarter of 2005, the Company modified the terms of all outstanding and unvested options whose exercise prices were greater than $5.00.  As a result of the modification, 876,590 stock options vested immediately resulting in an additional expense for Canadian GAAP purposes of $3,044 in the second quarter.

Under Canadian GAAP, the Company would have recorded $4,416 (including the $3,044 discussed above) in stock compensation expense for the nine months ended September 30, 2005 (2004 - $500). The cumulative impact of this difference is $6,879 as at September 30, 2005 and $1,577 as at September 30, 2004. Partially offsetting this balance, are stock option expenses recognized under US GAAP, not recognized under Canadian GAAP, related to a delay between when options were granted to employees and when they were approved by shareholders. An amount of $416 was recorded as an expense prior to 2004 and is a permanent difference between Canadian and US GAAP.

SUNOPTA INC.	25	September 30, 2005 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share and share amounts)

13.	Canadian generally accepted accounting principle differences continued

(ii)

Under Canadian GAAP, the Company would have recorded the partial release of the cumulative translation account relating to repayment of intercompany loans by Opta Minerals, Inc., resulting in a reduction in the Company’s net investment in Opta Minerals Inc.. Under U.S. GAAP no reduction in the Company’s net investment in Opta Minerals has occurred as a result of the repayment of these loans.

14.	Proforma data (unaudited)

Condensed proforma income statement, as if the acquisitions of Pacific Fruit Processors, Inc., Earthwise Processors LLC, Cleughs Frozen Foods, Inc., Organic Ingredients, Supreme Foods, Snapdragon, Distribution A&L and Distribue Vie had occurred at the beginning of 2004, is as follows:

	Three months ended		Nine months ended

	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
	$	$	$	$

Proforma revenue	115,738	105,429	348,231	310,602
Proforma net earnings	2,093	3,222	12,803	10,553
Proforma earnings per share
- Basic	0.04	0.06	0.24	0.20

- Diluted	0.04	0.06	0.24	0.19

15.	Comparative figures

Certain 2004 quarterly comparative figures have been reclassified to conform to the 2005 financial statement presentation.

SUNOPTA INC.	26	September 30, 2005 10-Q

PART I - FINANCIAL INFORMATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments During the Quarter and Year-to-Date

Initial Public Offering of Common Shares in Canada of Opta Minerals Inc., a wholly-owned subsidiary of SunOpta.

On February 17, 2005, the Company’s subsidiary Opta Minerals Inc. (“Opta Minerals”) completed an initial public offering and raised $14,294,000 (Cdn $17,496,000) in net proceeds, (gross proceeds Cdn $19,800,000) including an over-allotment option granted to the underwriters and exercised on March 16, 2005. The offer was for shares of Opta Minerals Inc. which consisted of the businesses and net assets that form the Opta Minerals Group segment. Immediately prior to this transaction the net assets and businesses of this segment were transferred into this wholly owned subsidiary, Opta Minerals Inc.. The Company’s ownership was reduced to 70.4% of the outstanding common shares as a result of this transaction including the effect of gifting shares to certain employees of Opta Minerals Inc. in recognition of their contribution in building the Opta Minerals business. In the first quarter of 2005, the Company recorded a dilution gain of $6,516,000 before transaction costs of $976,000 as a result of the sale of the approximate 29.6% minority interest in Opta Minerals Inc. This amount was included in other income. During the quarter as a result of acquiring shares on the open market, the Company increased its ownership of Opta Minerals Inc. to 70.6% of the outstanding common shares.

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

Amendments to Credit Agreement, Facility Draws and Assumption of Debt

a)

In February 2005, the Company amended its credit agreement for the primary purpose of releasing all secured collateral relating to the Opta Minerals Group, as part of the group’s initial public offering.

b)

Assumed under the Cleughs acquisition of June 20, 2005, the Company has a line of credit facility with a maximum draw of $20,000,000 secured against Cleugh’s accounts receivable and inventory. Interest rate is LIBOR plus 2.5% until December 17, 2005 at which time the premium over LIBOR will fluctuate between 2% - 2.75% based on certain financial ratios of Cleugh’s, adjusted quarterly. The line of credit has a four year term to June 17, 2010. As of September 30, 2005 $13,603,000 was drawn on the facility and is included in bank indebtedness.

c)	On July 8, 2005, the Company increased its U.S. line of credit facility from $17,500,000 to $22,500,000.

d)

On September 30, 2005, Opta Minerals, Inc. amended and restated its credit agreement and banking facilities to establish a term loan facility specifically to assist in the repayment of the amounts due to SunOpta, of which $6,881,000 (Cdn $8,000,000) was fully drawn upon at September 30, 2005 for that purpose. Opta Minerals, Inc. also increased its line of credit facility from Cdn $5,000,000 to Cdn $7,000,000 and obtained Cdn $5,000,000 facility to finance future acquisitions and capital expenditures of which $nil was drawn as at September 30, 2005. These facilities have been collaterized by a priority security interest against substantially all of the Opta Minerals Inc.’s assets.

Refer to note 6 of the September 30, 2005 Condensed Consolidated Financial Statements for further details regarding the long-term debt and banking facilities of SunOpta Inc.

Business Acquisitions during 2005

Pacific Fruit Processors, Inc.

On July 13, 2005, SunOpta acquired 100% of the outstanding shares of Pacific Fruit Processors, Inc. (“Pacific”), for total consideration of $9,560,000 including acquisition costs and a note payable of $1,500,000. Additional consideration may be payable based on the achievement of certain pre-determined earnings targets between August 1, 2005 and December 31, 2007. This additional consideration is based on Pacific achieving 50% of a pre-determined amount of earnings before interest and taxes calculated annually, commencing from August 1, 2005 and ending December 31, 2007. Any amount paid will be recorded as goodwill when the outcome of the contingency becomes determinable.

SUNOPTA INC.	27	September 30, 2005 10-Q

Pacific is a manufacturer of value-added fruit products with a focus on fruit-based ingredients for the dairy, bakery and beverage industries. Pacific operates from a 60,000 square foot facility in California that houses conventional and aseptic processing capabilities, dry and frozen warehousing space and laboratory facilities. The acquisition of Pacific augments SunOpta’s vertically integrated fruit operations by adding further capabilities to the Company’s existing fruit-based operations. This acquisition has been included in the newly formed SunOpta Fruit Group segment within the Food Group.

Cleugh’s Frozen Foods, Inc.

On June 20, 2005, SunOpta purchased 100% of the outstanding shares of Cleugh’s Frozen Foods, Inc. (“Cleugh’s”) for $2,168,000 in cash consideration including acquisition costs and notes payable of $1,927,000. Additional consideration may be payable based on the achievement of pre-determined earnings before interest and taxes between January 1, 2006 and December 31, 2007, to a maximum of $4,000,000.

Cleugh’s processes natural and organic frozen fruits and vegetables for the retail private label, food service and industrial markets. Cleugh’s operates two processing facilities in Buena Park and Salinas, California, with combined production, packaging and warehousing space of approximately 60,000 square feet. Cleugh’s has been grouped under the newly formed SunOpta Fruit Group segment within the SunOpta Food Group.

Earthwise Processors, LLC

On June 2, 2005, SunOpta purchased the inventory, property, plant and equipment and the business of Earthwise Processors, LLC (“Earthwise”) for $3,973,000 including acquisition costs. Additional contingent consideration may be payable upon the achievement of certain pre-determined earnings levels between January 1, 2006 and December 31, 2008. The maximum amount of contingent consideration payable is $750,000, which will be recorded as goodwill when the amount and outcome of the consideration becomes determinable.

Earthwise is located in Moorehead, Minnesota and is a vertically integrated producer of organic and identity preserved non-genetically modified grains, primarily focused on soy. Strategically this acquisition provides SunOpta with an expanded and diversified grower base, expansion of soy product offerings and entrance into other markets such as organic flax and organic wheat, plus ongoing operating synergies. Earthwise has been included in the Grains and Soy Products Group segment within the SunOpta Food Group.

Hillcrest Abrasive Production Division

On May 10, 2005 Opta Minerals Inc., acquired certain assets of the abrasive production division of Hillcrest Industries Inc. (“Hillcrest”) for consideration of $550,000 (Cdn $674,000) including acquisition costs. The newly formed division of Opta Minerals, Opta Minerals (Attica), will process coal-based abrasive products from power generation by-products and serve as a distribution facility for the New York, Pennsylvania and Ohio regions.

In conjunction with the asset purchase, the Company concurrently entered into a long-term lease with Hillcrest for warehouse facilities located in Attica, and entered into a services agreement with Hillcrest for the production of material. Additional consideration may be payable on occurrence of certain events, which could amount to $344,000 (Cdn $400,000).

Organic Ingredients, Inc.

On April 5, 2005, SunOpta exercised its option to acquire the remaining 49.9% of the outstanding shares of Organic Ingredients, Inc. (“Organic Ingredients”) that the Company did not own for consideration of $2,269,000. As a result the Company recorded an increase in goodwill and intangibles and a decrease in minority interest of $2,493,000. Additional consideration of $147,000 was paid during the second quarter of 2005 upon the exercise of the option to acquire the remaining 49.9% of the outstanding shares. Further additional consideration may be payable based on Organic Ingredients achieving pre-determined earnings targets during the period January 1, 2005 to December 31, 2007.

Organic Ingredients is an established provider of a wide range of certified organic industrial ingredients including processed fruit and vegetable based ingredients, sweeteners, vinegars, plus retail private label fruit based products. The company sources and contract manufactures through exclusive arrangements with suppliers located around the world, including North America, South America, Europe and Asia. Organic Ingredients is included in the newly formed SunOpta Fruit Group segment within the SunOpta Food Group.

Operations for the Three Months Ended September 30, 2005 Compared With the Three Months Ended September 30, 2004

SUNOPTA INC.	28	September 30, 2005 10-Q

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

Consolidated

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Revenue
Food Group	104,484,000	71,317,000	33,167,000	46.5%
Opta Minerals	8,520,000	8,330,000	190,000	2.3%
StakeTech Steam & Corp	1,946,000	495,000	1,451,000	293.1%

Total Revenue	114,950,000	80,142,000	34,808,000	43.4%

Operating Income [1]
Food Group	3,180,000	3,900,000	(720,000)	(18.5%)
Opta Minerals	948,000	1,092,000	(144,000)	(13.2%)
StakeTech Steam & Corp	(266,000)	(193,000)	(73,000)	(37.8%)

Total Operating Income (loss)	3,862,000	4,799,000	(937,000)	(19.5%)

[1]	(Operating Income (loss) is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

In the three months ended September 30, 2005, total revenue increased by $34,808,000 when compared to the same period in the prior year. This increase was mainly attributable to both organic and acquisition growth within the Food Group Segment of $33,167,000 and increased revenues within the StakeTech Steam Explosion Group of $1,451,000 due to the recently announced contract to supply Steam Explosion equipment to a significant customer.

Operating Income decreased by $937,000 which was mainly attributable to the SunOpta Food Group with the decline in the low carb market which began in the fourth quarter of 2004, resulting in decreased oat fiber sales and reduced gross margins within the SunOpta Ingredients Group and transition related costs within the Canadian Food Distribution Group. The decrease has been partially offset by the Pacific Fruit Processors, Inc. acquisition completed on July 13, 2005, the Cleugh’s Frozen Foods, Inc. acquisition on June 20, 2005, and synergies and cost reductions realized throughout the organization.

The decrease in gross margin percentage in the quarter from 19.3% to 15.9% was due to a number of factors. Firstly, the product mix impact of the newly created Fruit Group where gross margins are inherently lower at 12.9%, secondly, the reduction in oat fiber revenues had a negative effect on gross margins due to the lower volume of product being processed and the relating impact on facility throughput and finally integration costs within the Canadian Food Distribution Group causing a drop in gross margin within that group of 3.8% when comparing to the same period in the prior year.

Warehouse and distribution costs increased by $1,108,000 or 71.6% in the three months ended September 30, 2005 to $2,655,000, compared to $1,547,000 in the same period in the prior year which is again due to acquisitions completed within the Canadian Food Distribution Group in 2004 and increased costs associated with the Toronto distribution center.

Selling, general and administrative expenses increased to $12,218,000 or 10.6% of revenue in the three months ended September 30, 2005 from $9,350,000 or 11.7% of revenue in the same period of 2004. As a percentage of revenue, selling, general and administrative expenses decreased as a result of numerous cost reduction programs, synergies realized through the consolidation of some locations, continued management focus on cost reduction and a lower selling, general and administrative expenses as a percentage of revenue within the SunOpta Fruit Group. The absolute dollar increase of $2,868,000 is due to the Pacific, Cleughs, Earthwise, Hillcrest and Kofman-Barenholtz acquisitions completed throughout the third quarter of 2004 & the nine months ended September 30, 2005.

Interest expense (net) increased to $1,186,000 in the three months ended September 30, 2005 from $632,000 in the three months ended September 30, 2004. Half of the increase relates to the higher level of debt outstanding during the third quarter of 2005 from acquisitions completed in the second and third quarter of 2005 and the other half of the increase relates to the higher overall interest rates.

Other income (expense) increased to $146,000 in the three months ended September 30, 2005 from ($212,000) in the three months ended September 30, 2004, primarily due to a gain on sale of excess land as discussed in note 9 of the September 30, 2005 Condensed Consolidated Financial Statements. The three months ended September 30, 2004 Other expense balance primarily related to the incremental audit costs incurred with respect to the Initial Public Offering of common shares for the Opta Minerals Group.

SUNOPTA INC.	29	September 30, 2005 10-Q

The provision for income taxes in the three months ended September 30, 2005 was 21%, compared to 30% in the prior year. The actual tax expense of 21% in the quarter reflects an adjustment to make the Company’s year-to-date effective tax rate 26% excluding the effect of the dilution gain which is not subject to tax.

The Company’s net earnings for the three months ended September 30, 2005 were $2,088,000 or $0.04 per basic common share (diluted - $0.04) compared to $2,767,000 or $0.05 per basic common share (diluted - $0.05) for the same three month period of 2004.

Further revenue and operating details are included in the segmented analysis detailed below.

Segmented Operations Information

SunOpta Food Group for the Three Months ended:

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Food Group Revenue
Grains & Soy Products	25,629,000	23,207,000	2,422,000	10.4%
SunOpta Ingredients	15,046,000	17,353,000	(2,307,000)	(13.3%)
SunOpta Fruit	27,486,000	995,000	26,491,000	2662.4%
Packaged Products	14,002,000	10,388,000	3,614,000	34.8%
Cdn Food Distribution	22,321,000	19,374,000	2,947,000	15.2%

Total Food Group Revenue	104,484,000	71,317,000	33,167,000	46.5%

Food Group Operating Income (loss)[1]
Grains & Soy Products	323,000	341,000	(18,000)	(5.3%)
SunOpta Ingredients	962,000	2,537,000	(1,575,000)	(62.1%)
SunOpta Fruit	1,264,000	6,000	1,258,000	20966.7%
Packaged Products	847,000	420,000	427,000	101.7%
Cdn Food Distribution	(216,000)	596,000	(812,000)	(136.2%)

Total Food Group Operating Income (loss)	3,180,000	3,900,000	(720,000)	(18.5%)

[1]	(Operating Income (loss) is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Food Group contributed $104,484,000 or 91.0% of total Company consolidated revenues in the three months ended September 30, 2005 versus $71,317,000 or 89.0% in the same period in 2004. During the quarter, the company completed the acquisition of Pacific Fruit Processors, Inc. on July 13, 2005. The acquisition of Pacific Fruit Processors, Inc. initiated the formation of a new Group within the SunOpta Food Group Segment, called the SunOpta Fruit Group.

The SunOpta Fruit Group includes Pacific Fruit Processors, Inc., Cleugh’s Frozen Fruit, Inc. and Organic Ingredients, Inc. The SunOpta Fruit Group contributed 79.8% or $26,491,000 of the increase in the SunOpta Food Group revenue when comparing the three months ended September 30, 2005 to the comparable quarter of 2004. Internal growth within the Food Group for the three months ended September 30, 2005 was 9.0%. Excluding the decline in oat fiber, the internal growth rate within the Food Group was 11.5%.

In addition to the SunOpta Fruit Group, increased revenues within the SunOpta Food Group were generated by strong demand for aseptically packaged beverages and roasted products, and acquisitions completed within the Grains & Soy Products and Canadian Food Distribution Groups in prior periods. This increase in revenues was offset somewhat by decreased oat fiber sales of $1,388,000 within the SunOpta Ingredients Group due to the year over year impact of the decline in the low carb market and the resulting impact on the demand for oat fiber.

When comparing the three months ended September 30, 2005 to the same period in the prior year, the impact of the oat fiber volume and margin decline within the SunOpta Ingredients Group represents an Operating Income decrease of $265,000. The balance of the $1,575,000 reduction in Operating Income relates to the packaging and specialty processing due to the increase of material costs which the Company is unable to pass on to customers. An extensive series of cost reduction and business generation programs have been implemented within this group including an international focus on fiber sales, expansion of markets including pet food applications and expansion of product lines including organic oat and

SUNOPTA INC.	30	September 30, 2005 10-Q

soy fiber. The Canadian Food Distribution Group generated an Operating Loss for the three months ended September 30, 2005 of $216,000, which is a result of integration related costs and seasonality.

Readers should be advised that internal product transfers between the groups are accounted for at cost. See the individual segments within the Food Group below for commentary related to SunOpta Food Group activities and the 2005 outlook.

Grains & Soy Products Group for the Three Months ended:

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Revenue	25,629,000	23,207,000	2,422,000	10.4%
Gross Margin	2,085,000	1,988,000	97,000	4.9%
Gross Margin %	8.1%	8.6%	(0.5%)
Operating Income[1]	323,000	341,000	(18,000)	(5.3%)

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

In the three months ended September 30, 2005, revenues within the Grains and Soy Products Group increased by $2,422,000 or 10.4% when compared to the same period in 2004. Revenues were favourably impacted in the quarter by increased IP Soybean sales of $1,019,000 and increased revenue from the acquisition of Earthwise on June 2, 2005 of $1,862,000. These increases in revenue were somewhat offset by a decrease in corn sales of $459,000 due to lower priced Chinese product and delays in contracted sunflower kernel product revenues which are expected to be shipped in the fourth quarter of 2005.

While Earthwise revenues were strong, the anticipated impact of the poor quality of the soy crop from the fall harvest in 2004 resulted in inefficiencies at the processing facility, which negatively effected Earthwise’s quarterly gross margin percentage which was at 2.3% for the quarter. Earthwise’s gross margin is expected to increase to more historical SunOpta ranges of 10 to 12% of revenue in the last quarter of 2005 and throughout 2006.

Other effects on gross margin included a sunflower crop from Texas, which was contracted to bolster early supply in the short North American sunflower market, which unfortunately proved to be of poor quality resulting in throughput issues and lower than anticipated margins; late season quality issues with respect to the last of the soy crop from the fall harvest in 2004; and increased freight costs specifically relating to IP Soybean shipments. Operating Income in 2004 included a cancellation fee received of $250,000.

Looking forward, 2005’s soy, sunflower and corn crops are reportedly in excellent condition, thus boding well for 2006’s throughput and gross margins.

SunOpta Ingredients Group for the Three Months Ended:

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Revenue	15,046,000	17,353,000	(2,307,000)	(13.3%	)
Gross Margin	2,829,000	4,393,000	(1,564,000)	(35.6%	)
Gross Margin %	18.8%	25.3%	6.5%
Operating Income[1]	962,000	2,537,000	(1,575,000)	(62.1%	)

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

This group has been dealing with the year over year impact of the decline in the low carb market and the resulting impact on decreased oat fiber revenues of $1,537,000. This decline is particularly significant as the prior year quarter ended September 30, 2004 was the highest quarter of revenue for oat fiber in the company’s history. The balance of the decline relates to the packaging and technical processing facilities revenues due to decreased demand.

The quarterly gross margin was primarily impacted by the decreased volume in oat fiber revenues of $738,000, decreased volume and increased energy costs within the packaging and specialty processing facilities.

Management implemented a series of cost reduction programs throughout 2005, within the three highly automated, capital intensive fiber facilities under the SunOpta Ingredients Group. In addition to the costs saving initiatives, management have made significant progress on it’s four-phased plan to restore fiber revenues, which includes: international sales development, new market applications such as pet food, whole grain product development and the broadening of the fiber portfolio.

SUNOPTA INC.	31	September 30, 2005 10-Q

SunOpta Fruit Group for the Three Months Ended:

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Revenue	27,486,000	995,000	26,491,000	2662.4%
Gross Margin	3,536,000	169,000	3,367,000	1992.3%
Gross Margin %	12.9%	17.0%	(4.1%)
Operating Income[1]	1,264,000	6,000	1,258,000	20966.7%

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Effective July 1, 2005, the Company expanded its segment reporting within the SunOpta Food Group to include the SunOpta Fruit Group. The SunOpta Fruit Group is comprised of the acquisitions of Pacific Fruit Processors, Inc. acquired on July 13, 2005, Cleugh’s Frozen Fruit, Inc. which was acquired on June 20, 2005 and Organic Ingredients, Inc., of which 51.1% of the outstanding shares were purchased September 10, 2004 and the remaining 49.9% of outstanding shares not owned by SunOpta Inc., were purchased on April 5, 2005. The SunOpta Fruit Group contributed 79.8% or $26,491,000 of the increase in the SunOpta Food Group revenue when comparing the three months ended September 30, 2005 to the comparable quarter of 2004.

The group focuses on the manufacturing of value-added fruit based ingredients for the bakery, dairy and beverage industries and has extensive research and development capabilities that can offer custom formulated fruit based ingredient solutions for a wide range of specialized applications. The SunOpta Fruit Group generated a 12.9% gross margin in the quarter, however to improve the gross margin in future periods, management has implemented a $4,000,000 cost reduction and profit improvement plan across the group. The plan is based upon consolidated purchasing, reduced workers compensation insurance and employee benefit costs and a number of operating efficiency improvements including automation of labor intensive processes.

Packaged Products Group for the Three Months Ended;

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Revenue	14,002,000	10,388,000	3,614,000	34.8%
Gross Margin	1,941,000	1,546,000	395,000	25.5%
Gross Margin %	13.9%	14.9%	1.0%
Operating Income[1]	847,000	420,000	427,000	101.7%

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The Packaged Products Group increased its revenues by 34.8% to $14,002,000 in the three months ended September 30, 2005 compared to $10,388,000 in the comparable period of 2004. The increase was due to internal growth, reflecting the continued strong demand for aseptically packaged soy and rice beverages of $2,662,000 with the balance of the increase relating primarily to the roasted soy, corn and sunflower products.

The aseptic packaging facility continues to produce in excess of 100,000 cases of finished product per week and will continue to upgrade processing and packaging capabilities to meet demand. The healthy convenience foods operations are nearing capacity and expansion is planned in the coming months to service new business for the roasting facilities.

The decrease in gross margin is mainly due to product mix as the aseptic facility is producing a higher percentage of rice products which generate a lower gross margin. In addition, the Company exited its Canadian Organic Chicken and Pork Program due to low profitability. Looking forward, the new soy milk customer announced on October 27, 2005, is expected to have a positive impact on margins as it will improve overall throughput.

Selling, general and administrative expenses have decreased as a percentage of sales by 2.6% due to cost saving initiatives and the wind down of the SunOpta Organics meat line.

The resulting Operating Income of $847,000, shows a 101.7% increase when compared to the third quarter in 2004.

Canadian Food Distribution Group for the Three Months Ended:

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Revenue	22,321,000	19,374,000	2,947,000	15.2%
Gross Margin	5,474,000	5,486,000	(12,000)	(0.2%)
Gross Margin %	24.5%	28.3%	(3.8%)
Operating Income (loss)[1]	(216,000)	596,000	(812,000)	(136.2%)

[1]	(Operating Income(loss) is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

SUNOPTA INC.	32	September 30, 2005 10-Q

Revenues were favourably impacted by increased grocery revenues of $1,897,000 and revenues of $1,050,000 resulting from the acquisitions completed in 2004 in the Canadian Food Distribution Group.

Gross margin in the Canadian Food Distribution Group decreased by 3.8% in the three months ended September 30, 2005, compared to the same period in 2004. The decrease in gross margin percentage was attributable to the increased competition in the fresh produce markets effecting pricing and increased freight costs during the quarter.

Warehousing and distribution costs increased to $2,655,000 in the three months ended September 30, 2005 versus $1,547,000 in the three months ended September 30, 2004, which is attributable to the 2004 acquisition of Kofman-Barenholtz, integration costs surrounding the new 135,000 square foot facility in Toronto built to expand the grocery program in central Canada within the Canadian Food Distribution Group.

The Canadian Food Distribution Group embarked on a $3,400,000 cost reduction and profit improvement plan, which targets the synergies realized through the consolidation of the Group’s central Canadian warehouses, continued management focus on reduced spoilage and labor costs and the targeting of new national grocery listings. Operating Income (loss) in the Canadian Food Distribution Group was ($216,000) in the three months ended September 30, 2005 compared to $596,000 in the three months ended September 30, 2004 due to the factors noted above.

Opta Minerals Group for the Three Months Ended:

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Revenue	8,520,000	8,330,000	190,000	2.3%
Gross Margin	1,825,000	1,707,000	118,000	6.9%
Gross Margin %	21.4%	20.5%	0.9%
Operating Income[1]	948,000	1,092,000	(144,000)	(13.2%)

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Opta Minerals revenues were relatively consistent year over year, with a slight increase of 2.3%. Slower sales in the foundry and chromite sand markets in Waterdown were offset by sales from the new roofing granules and specialty abrasives plants in Baltimore, Maryland and Attica, New York. These plants are expected to be in full production and near capacity in the fourth quarter of 2005.

Selling, general and administrative expenses have increased to $904,000 in the three months ended September 30, 2005 compared to $664,000 in the comparable quarter in the prior year. This increase is due to the additional administrative, audit and legal costs associated with becoming a new public company in early 2005.

Operating income is expected to improve in the fourth quarter of 2005 and throughout 2006, with the heavy demand for roofing shingle granules as the Baltimore, Maryland and Attica, New York facilities reach capacity. Similarly, the Hardeeville plant in South Carolina is also increasing its abrasive revenues and with minor capital investment will be able to supply roofing shingles.

SUNOPTA INC.	33	September 30, 2005 10-Q

StakeTech Steam Explosion Group & Corporate for the Three Months Ended:

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Revenue	1,946,000	495,000	1,451,000	293.1%
Operating Income (loss)[1]	(266,000)	(193,000)	(73,000)	(37.8%)

[1]	(Operating Income (loss) is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

StakeTech Steam Explosion Group revenue improved significantly by 293.1% to $1,946,000 when compared to the same quarter in the prior year. The increase is attributable to the contract (announced on August 8, 2005), to supply the patented steam explosion equipment and process technology for the first commercial production facility in the world to convert wheat straw into ethanol. The facility is scheduled to be operational in the fall of 2006 and will be built in Spain. This contract is being accounted for on a percentage of completion basis.

Corporate selling, general and administrative expenses have increased by $525,000 due to the addition of an Information Technology Group, the amortization of the Oracle costs which began September 1, 2005 and the effects of the appreciation of the Canadian dollar compared to the US dollar on the corporate costs which are primarily in Canadian dollars.

Earnings within the StakeTech Steam Explosion Group are offset against corporate costs, resulting in an Operating loss for the three months ended September 30, 2005 and 2004.

Operations for the Nine Months ended September 30, 2005 Compared With the Nine Months ended September 30, 2004

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

Consolidated

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Revenue
Food Group	275,245,000	198,494,000	76,751,000	38.7%
Opta Minerals	26,097,000	24,161,000	1,936,000	8.0%
StakeTech Steam & Corp	2,689,000	933,000	1,756,000	188.2%

Total Revenue	304,031,000	223,588,000	80,443,000	36.0%

Operating Income[1]
Food Group	11,575,000	12,612,000	(1,037,000)	(8.2%)
Opta Minerals	3,406,000	3,459,000	(53,000)	(1.5%)
StakeTech Steam & Corp	(2,146,000)	(2,060,000)	(86,000)	4.2%

Total Operating Income	12,835,000	14,011,000	(1,176,000)	(8.4%)

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues in the first nine months of 2005 increased by 36.0% to $304,031,000 when compared to the first nine months of 2004, which was driven by internal growth of 9.8% and acquisitions completed throughout 2004 & 2005 of adding approximately $62,000,000. The SunOpta Food Group contributed 95.4% of the increase, generated from acquisitions completed within the newly formed SunOpta Fruit Group, the Canadian Food Distribution Group and the Grains & Soy Products Group. Opta Mineral’s revenue increased by $1,936,000 or 8.0% due to internal growth in certain product lines and the StakeTech Steam Explosion Group increased revenues by $1,756,000 or 188.2% due to a contract announced in August 2005, to supply the patented steam explosion equipment and process technology.

The Company's net earnings for the first nine months of 2005 were $12,000,000 or $0.21 per basic common share (diluted - $0.21) compared to $10,633,000 or $0.20 per basic common share (diluted - $0.20) for the first nine months of 2004, representing a 12.9% increase.

Operating Income for the nine months ended September 30, 2005 decreased to $12,835,000 compared to $14,011,000 for the same period in the prior year. This decrease is attributable to the decline in oat fiber margins of $2,840,000 within the SunOpta Ingredients Group, the shortage of fresh produce supply from California in the first and second quarter of 2005 and integration costs within the Canadian Food Distribution Group of $810,000. Strong earnings in the nine months ended September 30, 2005 that somewhat offset the decreases in Operating Income, were generated from acquisitions completed

SUNOPTA INC.	34	September 30, 2005 10-Q

in 2004 and 2005, internal sales growth, synergies and cost reductions realized throughout the organization. Further revenue and operating details are included in the segmented analysis detailed below.

Selling, general and administrative expenses increased to $32,274,000 or 10.6% of revenues in the first nine months of 2005 from $26,254,000 or 11.7% of revenues in the same period of 2004. The absolute dollar increase of $6,020,000 is primarily due to the Kofman-Barenholtz, Earthwise, Cleughs & Pacific acquisitions completed in 2005 and 2004.

Warehouse and distribution costs relate only to the Canadian Food Distribution Group and increased to $7,848,000 in the nine months of 2005, from $4,144,000 in the same period in the prior year. The increase is due to acquisitions completed within the Canadian Food Distribution Group in 2004, the new warehouse completed in January 2005 and additional warehousing costs incurred with the expansion of the grocery program.

Interest expense (net) increased to $2,082,000 in the nine months ended September 30, 2005 from $952,000 in the nine months ended September 30, 2004. The increase reflects the higher level of debt outstanding during 2005 and higher overall interest rates. Average interest rates of 2005 were 5.94% compared to 2.70% in 2004.

Other income (expense) increased to $3,978,000 in the nine months ended September 30, 2005 from $2,155,000 in the nine months ended September 30, 2004. The 2005 balance relates to a net dilution gain from the Initial Public Offering of Opta Minerals Inc., of $5,540,000, a reduction of assets due to the write-down of a business and facilities held for sale to their net realizable value of ($886,000), gain on sale of excess land within the SunOpta Ingredients Group of $402,000 and other expenses primarily related to certain unrecoverable legal fees, litigation related costs and one time moving costs to a new facility within the Canadian Food Distribution Group segment of ($1,078,000). Other income (expense) for the nine months ended September 30, 2004 relates to the gain recognized on the law suit, net of unrecoverable legal fees of $2,646,000. Refer to note 11(a) in the Condensed Consolidated Financial Statements.

The provision for income taxes in the first nine months of 2005 is 14.8% due to the majority of the dilution gain realized upon the Initial Public Offering of Opta Minerals Inc. recognized during the first quarter of 2005. Ignoring the effect of the non-taxable dilution gain and the portion of the costs netted against the dilution gain that are deductible, the Company’s effective tax rate is estimated to be 26% for the year.

Effective January 1, 2005, the estimated useful lives of all asset categories for wholly owned subsidiaries were revised to better reflect the company’s previous experience in the useful life of plant and equipment and to standardize depreciation rates across divisions.

Segmented Operations Information

SunOpta Food Group for the Nine Months Ended:

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Food Group Revenue
Grains & Soy Products	74,214,000	65,520,000	8,694,000	13.3%
SunOpta Ingredients	45,398,000	49,326,000	(3,928,000)	(8.0%)
SunOpta Fruit	41,584,000	995,000	40,589,000	4079.3%
Packaged Products	39,524,000	29,877,000	9,647,000	32.3%
Cdn Food Distribution	74,525,000	52,776,000	21,749,000	41.2%

Total Food Group Revenue	275,245,000	198,494,000	76,751,000	38.7%

Food Group Operating Income (loss)[1]
Grains & Soy Products	3,718,000	1,912,000	1,806,000	94.5%
SunOpta Ingredients	2,931,000	6,634,000	(3,703,000)	(55.8%)
SunOpta Fruit	2,051,000	6,000	2,045,000	34083.3%
Packaged Products	1,789,000	926,000	863,000	93.2%
Cdn Food Distribution	1,086,000	3,134,000	(2,048,000)	(65.3%)

Total Food Group Operating Income (loss)	11,575,000	12,612,000	(1,037,000)	(8.2%)

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Food Group contributed $275,245,000 or 90.5% of total Company consolidated revenues in the nine months ended September 30, 2005 versus $198,494,000 or 88.8% in the same period in 2004.

SUNOPTA INC.	35	September 30, 2005 10-Q

The increase of $76,751,000 or 38.7% in SunOpta Food Group revenues for the nine months ended September 30, 2005 was primarily due to acquisitions completed in 2005 and 2004 within the, Canadian Food Distribution Group, the Grains and Soy Products Group and the newly created SunOpta Fruit Group of $62,365,000, strong increases in sales from aseptic packaging in the Packaged Products Group due entirely to internal growth of $9,647,000 and strong internal growth of sunflower and soy product revenues within the Grains and Soy Product Group and other net increases within the SunOpta Food Group of $7,632,000.  The above increases were somewhat offset by a decrease in fiber sales from the SunOpta Ingredients Group due to a decline in the low-carb market of $2,893,000.

SunOpta Food Group gross margin decreased as a percentage of revenues when comparing to the nine month results year over year by 2.6% to 16.5%.  This decrease is due to the product mix impact of the newly created SunOpta Fruit Group where margins are inherently lower effecting consolidated margins by approximately 1.4% and the oat fiber margin reduction within the SunOpta Ingredients, effecting consolidated margins by approximately 1.2%.

Operating Income for the SunOpta Food Group declined by $1,037,000 as a result of a decline in gross margins within the SunOpta Ingredients Group of $2,841,000, as noted above, a $2,048,000 decrease due to integration costs, pricing pressures and supply issues which have effected the Canadian Food Distribution Group during the year.  These decreases were somewhat offset by increases in gross margin within the Grains & Soy Products, SunOpta Fruit and the Packaged Products Group due to acquisitions, business development and cost reductions.

Readers should be advised that internal product transfers between the groups are accounted for at cost.  See the individual segments within the Food Group below for commentary related to Food Group activities and the 2005 outlook.

Grains & Soy Products Group for the Nine Months Ended:

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Revenue	74,214,000	65,520,000	8,694,000	13.3%
Gross Margin	8,026,000	6,787,000	1,239,000	18.2%
Gross Margin	10.8%	10.4%	0.04%
Operating Income[1]	3,718,000	1,912,000	1,806,000	94.4%

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The Grains and Soy Products Group increase in revenues of $8,694,000 was generated from the development of the IP soybean market share contributing an additional $1,384,000 increase over prior year, increased soybased food ingredient sales contributing $1,958,000, strong bakery kernel and other sunflower seed product contributing additional revenues of $3,590,000 and the acquisition of Earthwise added an additional $2,816,000 in revenues.  Offsetting these increases was the decline in organic corn sales due to lower priced Chinese competition which has had a negative effect on sales of $1,054,000.

While overall margins are generally flat, there are underlying product mix changes from 2004.  Sunflower gross margins have declined from 11.2% to 8.7% for the first nine months of 2005, due primarily to issues in the third quarter where a substantial portion of the poor Texas grown crop was sold as low margin bird seed.  Offsetting the above are better margins on IP Soybeans and soy-based products due to the better 2004 crop year and certain soy-based cancellation fees received which have no inherent cost.

Due to cost rationalization initiatives and an allocation of certain administrative costs performed within the Grains & Soy Products Group on behalf of the Packaged Products Segment, selling general and administrative expenses have decreased by $632,000 to $4,245,000 in the nine months ended September 30, 2005 when compared to the same period in 2004.  A foreign exchange gain of $238,000 was recognized during the nine months ended September 30, 2005 compared to $nil in the comparable period in 2004.

The Operating Income increase of $1,806,000 within the Grains & Soy Products Group is due to the combination of improved gross margins due to higher volumes, lower or reallocated selling, general and administrative expenses as well as foreign exchange gains during the nine months ended September 30, 2005 as compared to the same period in 2004.

SUNOPTA INC.	36	September 30, 2005 10-Q

SunOpta Ingredients Group for the Nine Months Ended:

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Revenue	45,398,000	49,326,000	(3,928,000)	(8.0%	)
Gross Margin	8,276,000	11,875,000	(3,599,000)	(30.3%	)
Gross Margin $	18.2%	24.1%	(5.9%)
Operating Income[1]	2,931,000	6, 634,000	(3,703,000)	(55.8%	)

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Ingredients Group decreased in revenues by $3,928,000 or 8.0% as compared to the nine months ended September 30, 2004.  The decrease is attributable to the year over year impact of a decline in the low carb market as year to date oat fiber revenues decreased by $2,894,000, combined with a decrease primarily in packaging and technical processing volumes, which decreased revenues by  $1,034,000.

The drop in oat fiber volume has negatively impacted oat fiber gross margins by $2,841,000 with the additional burden of increased material costs which were not able to be passed on to the customer within the packaging and specialty processing facilities, resulting in a year to date decrease in gross margin from the nine months ended September 2004 of 5.7%.

Operating Income declined within the Group due to the decrease in gross margins as noted above.

SunOpta Fruit Group for the Nine Months Ended:

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Revenue	41,584,000	995,000	40,589,000	4079.3%
Gross Margin	5,629,000	169,000	5,460,000	3230.8%
Gross Margin $	13.5%	17.0%	(3.5%)
Operating Income[1]	2,051,000	6,000	2,045,000	34083.3%

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Effective July 1, 2005, the Company expanded its segment reporting within the SunOpta Food Group to include the SunOpta Fruit Group.  The SunOpta Fruit Group comprises of the acquisitions of Pacific Fruit Processors, Cleugh’s Frozen Fruit and Organic Ingredients, Inc.  The SunOpta Fruit Group contributed 52.9% or $40,589,000 of the increase in the SunOpta Food Group revenue when comparing the nine months ended September 30, 2005 to the comparable nine months of 2004.

To improve the Operating Income in future periods, management has implemented a $4,000,000 cost reduction / profit improvement plan across the group.  The plan is based upon consolidated purchasing benefits, reduced workers compensation insurance and employee benefit costs and a number of operating efficiency improvements.

Packaged Products Group for the Nine Months Ended:

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Revenue	39,524,000	29,877,000	9,647,000	32.3%
Gross Margin	4,756,000	4,214,000	542,000	12.9%
Gross Margin %	12.0%	14.1%	(2.1%)
Operating Income[1]	1,789,000	926,000	863,000	93.2%

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The Packaged Products Group generated a 32.3% increase in revenues in the nine months ended September 30, 2005 the same period in 2004, all of which was internal growth.  The increase is mainly attributable to strong aseptic packaged revenues of $8,563,000 including the addition of a new customer in the fourth quarter of 2004 and a strong increase in the demand for roasted soy, corn and sunflower products generated from the healthy convenience food operations of approximately $1,084,000.

Gross margin in the Group decreased slightly by 2.3% due to product mix within the aseptic packaged revenues as a higher percentage of aseptically packaged rice products where processed which inherently produce lower gross margins.

SUNOPTA INC.	37	September 30, 2005 10-Q

Operating Income increase of $863,000 is reflective of the overall higher sales volumes within the nine months ended September 30, 2005 compared to the same period in the prior year.

Canadian Food Distribution Group for the Nine Months Ended

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Revenue	74,525,000	52,776,000	21,749,000	41.2%
Gross Margin	18,813,000	14,980,000	3,833,000	25.5%
Gross Margin %	25.2%	28.4%	(3.2%)
Operating Income[1]	1,086,000	3,134,000	(2,048,000)	(65.3%)

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Increase in revenues within the Canadian Food Distribution Group relates to the acquisitions of Supreme Foods, Distribue-Vie, Snapdragon and Kofman-Barenholtz completed in 2004, and increase in grocery sales which has been a result of strong marketing initiatives that began in the second quarter of 2005. Partially offsetting this increase is a decline in the Company’s organic produce market share as a result of increased competition and unfavourable growing weather conditions in the second quarter of 2005.

The decrease in gross margin as a percentage of revenue was attributable to more competitive pricing in the fresh produce markets and supply issues in the first half of the year.

Warehousing and distribution costs increased to $7,848,000 versus $4,144,000 in the nine months ended September 30, 2004, and selling, general and administrative expenses increased to $9,912,000 or 13.3% versus $7,694,000 or 14.5% for the same period in the prior year.  These increases are primarily due to the acquisitions noted above.  The Canadian Food Distribution Group embarked on a $3,400,000 cost reduction and profit improvement plan in early 2005, which targets the synergies realized through the consolidation of the Group’s central Canadian warehouses, continued management focus on reduced spoilage and labor costs and the targeting of national grocery listings.  To this end, the Company has recently announced the consolidation of its Western Canadian facilities to service all fresh produce and fruit distribution to be effective November 2005.

Opta Minerals Group for the Nine Months Ended:

	Sept 30, 2005 $	Sept 30, 2004 $	Change $	Change %

Revenue	26,097,000	24,161,000	1,936,000	8.0%
Gross Margin	6,116,000	5,574,000	542,000	9.7%
Gross Margin %	23.4%	23.1%	0.3%
Operating Income[1]	3,406,000	3,459,000	(53,000)	(1.5%)

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Opta Minerals revenues were favourably impacted by the Distribution A&L acquisition completed in 2004 and revenues from the acquisition and start-up of abrasive facilities in Hardeeville and Baltimore.

Selling, general and administrative expenses increased to $2,928,000 in the nine months ended September 30, 2005 versus $2,144,000 in the nine months ended September 30, 2004.  The increase was a result of increased costs associated with becoming a new public company in 2005.

The Operating Income decline reflects the higher costs of this Group becoming a public company in 2005 which has been partially offset by an increase in gross margin related to the start-up and acquisition of abrasive facilities.

SUNOPTA INC.	38	September 30, 2005 10-Q

StakeTech Steam Explosion Group and Corporate for the Nine Months Ended

	Sept 30, 2005	Sept 30, 2004	Change	Change
	$	$	$	%

Revenue	2,689,000	933,000	1,756,000	188.2%
Operating Income(loss)[1]	(2,146,000)	(2,060,000)	(86,000)	(4.2%)

[1]	(Operating Income (loss) is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

StakeTech Steam Explosion Group revenue improved significantly by 188.2% to $2,689,000 for the nine months ended September 30, 2005, when compared to the same period in the prior year. The increase is mainly attributable to a contract announced on August 8, 2005, to supply the patented steam explosion equipment and process technology for the first commercial production facility in the world to convert wheat straw into ethanol. The facility is scheduled to be operational in the fall of 2006 and will be built in Spain.

Corporate selling, general and administrative expenses have increased by $682,000 due to the addition of an Information Technology Group of approximately $100,000, the amortization of the Oracle costs which began September 1, 2005 of approximately $100,000, the effects of the appreciation of the Canadian dollar on the corporate costs which are primarily in Canadian dollars of approximately $250,000 and other general increases of approximately $232,000.

Earnings within the StakeTech Steam Explosion Group are offset against corporate costs, resulting in an Operating loss for the nine months ended September 30, 2005 and 2004.

Liquidity and Capital Resources at September 30, 2005

Sources of Liquidity

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. The Company obtains its long term financing through its credit agreement with a syndicate of lenders. The Company may expand this credit agreement, and/or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes as required. At September 30, 2005, the Company had availability under certain lines of credit of approximately $18,800,000.

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

Cash Flows from Operating Activities

Net cash and cash equivalents decreased $2,027,000 to $6,054,000 (2004 - $13,423,000) during the first nine months of 2005 (2004 – ($8,567,000)) as at September 30, 2005.

Cash flows provided by operations for the first nine months of 2005 before working capital changes was $11,895,000 (2004 – $17,466,000), a decrease of $5,571,000 or 31.8%. The decrease was due primarily to the decline in the SunOpta Ingredients Group and Canadian Food Distribution Group’s net earnings.

Cash provided (used) by operations after working capital changes was ($8,965,000) for the nine months ended September 30, 2005 (2004 – $7,965,000), reflecting the use of funds for non-cash working capital of ($20,860,000) (2004 – ($9,501,000)). This utilization consists principally of an increase in accounts receivable of ($7,332,000), an increase in inventories of ($9,497,000), an increase in accounts payable and accrued liabilities of ($6,687,000), an increase in customer and other deposits of $497,000, a decrease in prepaid expenses and other assets of $159,000 and a decrease in income taxes recoverable of $2,000,000. The usage of cash flows to fund working capital in 2005 reflects the increase in working capital requirements related to the seasonally expected increase in inventories within the SunOpta Fruit Group

SUNOPTA INC.	39	September 30, 2005 10-Q

and increased inventories within the Opta Minerals Group related to the timing of certain mineral shipments from overseas which are required to be paid prior to delivery.

Cash Flows from Investing Activities

Cash provided (used) by investment activities of ($27,590,000) in the first nine months of 2005 (2004 – ($35,274,000)), reflects cash used to acquire companies of ($17,597,000) (2004 - $27,448,000), and to purchase property, plant and equipment of ($10,574,000) (2004 – ($14,833,000)), offset by proceeds from the sale of property, plant and equipment of $492,000 (2004 - $5,864,000), proceeds from note receivable of $nil (2004 - $5,864,000) and other of $89,000 (2004 – ($107,000)). Details of acquisitions completed within the nine months of 2005 are noted earlier in this report. Major capital expenditures include approximately $1,500,000 for the building of the Toronto Distribution Centre.

Cash Flows from Financing Activities

Cash provided (used) by financing activities was $35,071,000 in the first nine months of 2005 (2004 – $19,066,000), consisting primarily of net proceeds from the Opta Minerals Inc. share issuance of $14,294,000 (2004 - $nil), increase in bank indebtedness of $8,767,000 (2004 - $nil), net borrowing under term debt of $12,740,000 (2004 - $11,697,000), the issuance of common shares of $719,000 (2004 - $7,848,000), partially offset by payment of deferred purchase consideration of ($1,287,000) (2004 – ($65,000)) and other of ($162,000) (2004 – $414,000).

Item 3 -Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at September 30, 2005 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at September 30, 2005, the weighted average interest rate of the fixed rate term debt was 5.54% (2004 – 3.5%) and $5,497,000 (2004 - $2,538,000) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $61,501,000 (2004 - $34,200,000) at an interest rate of 5.96% (2004 – 2.7%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company’s ability to manage interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company’s after tax earnings would (decrease) increase by approximately $615,000 (2004 - $240,000). Given the short duration of fixed rate debt, changes in interest rates would have a negligible affect on fixed rate debt valuations.

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the U.S. dollar is also the Company’s reporting currency. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. Since 2003, the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from Cdn $1.5776 at January 1, 2003 to Cdn $1.2020 at December 31, 2004 and Cdn 1.1627 at September 30, 2005. The net effect of this nine month depreciation has been a $518,000 (2004 - $442,000) net exchange gain and a $2,434,000 (2004 – $1,307,000) increase in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company’s net assets by $6,595,000 (2004 - $4,855,000).

The functional currency of all operations located in Canada is the Canadian dollar. For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the Condensed Consolidated Statement of Earnings and Comprehensive Income while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in cumulative other comprehensive income account within Shareholders’ Equity. The functional currency of the corporate head office is the U.S. dollar. Transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange gains (losses) on the Condensed Consolidated Statement of Earnings and Comprehensive Income. U.S. based SunOpta Food Group operations have

SUNOPTA INC.	40	September 30, 2005 10-Q

limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. The StakeTech Steam Explosion Group entered into a Euro-based contract in August 2005, where the company expects to receive a total of Euro 4,700,000 over a pre-determined series of cash inflows. The company has entered into foreign exchange option agreements to limit any exposure between the movements of the Cdn dollar and the Euro over the period of the contract. It is the Company’s intention to hold excess funds in the currency in which the funds are likely to be used, which will, from time to time, potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

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

The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At September 30, 2005 the Company owned 57,935 (2004 – 111,885) bushels of corn with a weighted average price of $1.52 (2004 - $2.48) and 15,548 (2004 – 38,361) bushels of soy beans with a weighted average price of $11.09 (2004 - $11.69). The Company has at September 30, 2005 net short positions on soy beans of 43,041 (2004 – 52,954) and a net long/(short) position on corn of 10,027 (2004 –(153,983)) bushels. An increase/decrease in commodity prices of 10% would not be material. There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, the StakeTech Steam Explosion Group or related to Corporate office activities.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except in locations where the Company implemented an Enterprise Resource Planning Software Solution (“ERP”) effective September 1, 2005, consisting of Production, Inventory Control, Procurement, Distribution, and Finance and Accounting modules. The Company’s controls in these locations may have changed during the quarter but are believed to be operating effectively.

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

Included in Other assets is a receivable of $2,903,000 (December 31, 2004 - $3,343,000) representing a judgment awarded and recovery of certain legal fees and interest with respect to a suit the Company filed against a supplier for failure to adhere to the terms of a contract. The judgment was awarded on June 29, 2004 by a federal court jury in the United States District Court for the District of Oregon in favour of SunRich LLC, a subsidiary of the Company. On February 8, 2005 the supplier filed an appeal against this judgement. The Company and legal counsel believe this appeal is without merit and the Company believes the collectibility of this receivable is reasonably assured. In the first quarter of 2005, certain legal fees were disallowed by the court and an amount of $440,000 was charged to other expense representing unrecoverable legal fees.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities None

SUNOPTA INC.	41	September 30, 2005 10-Q

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

SUNOPTA INC.

/s/ John Dietrich
Date November 9, 2005
SunOpta Inc.
by John Dietrich
Vice President
and Chief Financial Officer

SUNOPTA INC.	42	September 30, 2005 10-Q