Form 10-K
period 2005-12-31
SUNOPTA INC
filed 2006-02-27
CIK 351834

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File No. 0-9989

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

SUNOPTA INC.

(Exact name of registrant as specified in its charter)

CANADA

(Jurisdiction of Incorporation)

Not Applicable

(I.R.S. Employer Identification No.)

2838 Bovaird Drive West

Brampton, Ontario L7A 0H2, Canada

(Address of Principle Executive Offices)

(905) 455-1990

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant Section to 12(g) of the Act:

Common Shares, no Par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes |X| No |_|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes |_| No|X|

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

Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No|X|

At February 17, 2006 the registrant had outstanding 56,671,870 common shares, the only class of registrant’s common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was US $332,303,294. The Company’s common shares traded on Nasdaq Small Cap Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

Portions of the registrant’s definitive proxy statement for the registrant’s Annual Meeting of Shareholders, scheduled to be held May 17, 2006, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

There are 62 pages in the December 31, 2005 10-K including this page and the index after the cover page.

SunOpta Inc.	December 31, 2005 - 10-K

SUNOPTA INC.

TABLE OF CONTENTS

FORM 10-K

SunOpta Inc.                                                                           ii                                                                  December 31, 2005 – 10-K

Currency Presentation

All dollar amounts herein are expressed in United States dollars. Amounts expressed in Canadian dollars are preceded by the symbol “Cdn$”. On February 17, 2006, the noon buying rate, in New York City for cable transfers in Canadian dollars for customs purposes by the Federal Reserve Bank of New York was US$0.8679 for $1.00 Canadian.

The following table sets forth information with respect to the exchange rate of the Canadian dollar into United States currency during 2005. (1) The rate of exchange for the Canadian dollar, expressed in US dollars, in effect at the end of the year (2) the average of exchange rates in effect on the last day of each month during the year and (3) the high and low exchange rates during the year.

RATES	2005
Last Day (1)	$0.8598
Average (2)	$0.8255
High (3)	$0.8751
Low (3)	$0.7853

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

SunOpta Inc.                                                                           3                                                                  December 31, 2005 – 10-K

PART I

Item 1. Business

Overview

SunOpta Inc. (“the Company or SunOpta”) operates high-growth ethical businesses, focused on a healthy products portfolio that promotes the health and well-being of its communities and environmental responsibility. The Company has three operating groups, the largest being the SunOpta Food Group, accounting for approximately 91% of 2005 revenues. This group is well positioned in the rapidly growing natural, organic, kosher and specialty foods sectors via its operations throughout North America which utilize a number of vertically integrated business models to bring cost effective and quality products to market. In addition to the SunOpta Food Group, SunOpta owns 70.6% of Opta Minerals Inc., formerly the Opta Minerals Group. This group produces, imports, distributes, and recycles industrial abrasives, specialty minerals and related products. The SunOpta BioProcess Group provides process solutions for the biomass industry from process development and design through the sale of proprietary biomass processing technology.

The Company was incorporated under the laws of Canada on November 13, 1973. The principal executive offices are located at 2838 Bovaird Drive West, Brampton,, Ontario, Canada, L7A 0H2, telephone: (905) 455-1990, fax: (905) 455-2529, e-mail: info@sunopta.com and web site: www.sunopta.com.

The Company makes available, free of charge through its website, its Annual Report, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements on Form S-3 and any amendments to those reports as soon as practicable after filing or furnishing the material with the Securities and Exchange Commission.

The SunOpta Food Group, operates in the natural, organic, kosher and specialty sectors of the food industry, sectors which management believes offers above average growth opportunities compared to other segments of the food industry. The SunOpta Food Group is comprised of four operating groups, the SunOpta Grains and Foods Group, the SunOpta Ingredients Group, the SunOpta Fruit Group and the SunOpta Canadian Food Distribution Group. These groups utilize a combination of specific and vertically integrated seed to table capabilities to serve the fast growing markets of natural, organic and specialty foods. The SunOpta Food Group utilizes a number of vertically integrated business models, using a “seed to table” strategy. Seed to table refers to the Groups ability to control the entire supply chain from farm gate to finished product, thus maintaining control of certification, quality and margins. The SunOpta Grains and Foods Group is headquartered at 3824 93rd Street SW Hope, Minnesota 56048-0128, telephone: (507) 451-3316, fax: (507) 451-2910. The SunOpta Ingredients Group is headquartered at 25 Wiggins Avenue, Bedford, Massachusetts, 01730, telephone: (781) 276-5100, fax: (781) 276-5101, The SunOpta Fruit Group is headquartered at 5742 Rostrata Avenue, Buena Park, California, 90621, telephone: (714) 521-1002, fax: (741) 522-3694. The Canadian Food Distribution Group is headquartered at 2120 Van Dyke Place, Richmond, British Columbia, V6V 1X9, telephone: (604) 276-2441, fax: (604) 214-2942.

Opta Minerals Inc, representing approximately 8.1% of consolidated sales, processes, sells and distributes silica free abrasives and other specialty industrial minerals to the foundry, steel, roofing shingle and marine/bridge cleaning industries; sources specialty sands and garnets for the water filtration industry; and recycles inorganic materials under special permits from government authorities at both its Waterdown, Ontario and Norfolk, Virginia sites. In February 2005, approximately 29% of the Opta Minerals Group was sold as part of an initial public offering on the Toronto Stock Exchange, trading under the symbol “OPM”. SunOpta currently owns 70.6% of the outstanding shares of Opta Minerals Inc.. Opta Minerals Inc can be contacted at 407 Parkside Drive, Waterdown, Ontario, L0R 2H0, telephone: (905) 689-6661, fax: (905) 689-0485, e-mail: info@optaminerals.com.

The SunOpta BioProcess Group, (formerly the StakeTech Steam Explosion Group), operates from facilities located on the corporate property of the Company in Brampton, Ontario. The Group provides equipment and process solutions for the biomass industry from process development and design through the sale of proprietary biomass processing technology. The Group offers extensive scientific and engineering expertise in design and development of biomass solutions, and holds numerous patents on its StakeTech steam explosion technology. This technology has wide solutions potential in pulp, biofuel and food ingredients processing and offers significant licensing and applications potential. The StakeTech steam explosion technology uses high temperature and pressure rather than chemicals to process biomass which can then be used to produce various products for further processing. The SunOpta BioProcess Group can be contacted at 2838 Bovaird Drive West, Brampton, Ontario, L7A 0H2, telephone: (905) 455-1990, fax: (905) 455-2529.

SunOpta Inc.                                                                           4                                                                  December 31, 2005 – 10-K

Segmented Information

The Company operates in three industries:

(1)    The SunOpta Food Group (“Food Group”) produces, packages, markets and distributes a wide range of natural, organic, kosher and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, oat, fiber and other natural and organic food products. There are four segments in the SunOpta Food Group comprising:

a)	SunOpta Grains and Foods Group (“Grains Group”)
b)	SunOpta Ingredients Group (“Ingredients Group”)
c)	SunOpta Fruit Group (“Fruit Group”)
d)	SunOpta Canadian Food Distribution Group (“Distribution Group”)

(2) Opta Minerals processes, sells and distributes silica free loose abrasives, roofing granules, industrial minerals specialty sands, and recycles inorganic materials for the foundry, steel, roofing shingles and bridge and ship cleaning industries; and

(3) The SunOpta BioProcess Group provides a wide range of research and development and engineering services and owns numerous patents on its proprietary steam explosion technology and designs and subcontracts the manufacture of these systems for processing non-woody fibers for use in the paper, food and biofuel industries.

The Company’s operations and assets are located in both Canada and the United States.

SUNOPTA FOOD GROUP

The SunOpta Food Group has been built over the past six years with the acquisition of twenty-two business operations. These acquisitions include Sunrich in August, 1999, Nordic Aseptic in August, 2000, Northern Food & Dairy in September, 2000 and First Light Foods in February, 2001. During, 2002,the Group launched a line of organic dairy ingredients and completed the acquisitions of Organic Kitchen, Wild West Organic Harvest, Opta Food Ingredients and Simply Organic. In 2003, SunOpta completed the acquisitions of Sigco Sun Products, Dakota Gourmet, Pro Organics and Kettle Valley. In 2004 SunOpta completed the acquisitions of Kofman-Barenholtz, 50.1% of Organic Ingredients, Snapdragon Natural Foods, Supreme Foods, an oat fiber facility from General Mills and Distribue-Vie. During 2005 the Group completed the acquisition of the remaining 49.9% of Organic Ingredients, and acquired the operations of Earthwise Processors, Cleugh’s Frozen Fruit, Pacific Fruit Processors and Hahamovitch Kosher Imports (Les Importations Cacheres Hahamovitch). These acquisitions, coupled with significant internal growth, have established a unique, vertically integrated natural, organic, kosher and specialty foods company, with operations in the United States and Canada, serving both domestic and international markets and, representing approximately 91% of SunOpta’s consolidated revenues. See note 2 of the Consolidated Financial Statements for further details of all acquisitions during 2005.

The SunOpta Food Group is comprised of four operating groups, the SunOpta Grains and Foods Group, the SunOpta Ingredients Group, the SunOpta Fruit Group and the SunOpta Canadian Food Distribution Group. These groups work both individually and cooperatively, utilizing a combination of specific and vertically integrated capabilities to serve fast growing markets. The SunOpta Food Group utilizes a number of vertically integrated business models and has been built to leverage efficiencies and realize cost savings, maximize product and processing capabilities and develop a platform to effectively serve the fast growing natural, organic and specialty foods sectors.

The Food Group’s strategy is to continue to pursue acquisitions that align with its vertically integrated model in the natural, organic, kosher and specialty foods industry. SunOpta believes that these sectors of the food industry are growing at a rate of 10-20% per year and that it is fragmented with numerous players in both Canada and the United States.

Specific growth strategies of the Food Group in the last several years have included the following:

•	Diversify the range of organic and non-GMO grains that SunOpta markets, specifically including businesses that are vertically integrated through ingredients and packaged products.

SunOpta Inc.                                                                            5                                                                  December 31, 2005 – 10-K

•

Develop value added natural and organic food ingredient solutions to meet demands of food manufacturers wanting to improve the healthfulness of their products and/or expand into the natural and organic markets.

•	Expand the Canadian natural and organic produce and grocery distribution businesses to become the leading coast to coast distributor in Canada.
•	Expand the Company’s ability to source organic products worldwide.
•	Invest in healthy convenience food businesses as the Company believes this will continue to be a strong area of growth for natural and organic food products.
•	Expand the number of customer private label programs especially ranging from the soy and rice beverage categories through fruit and healthy convenience foods.
•	Expand the Company’s presence in operations outside of North America.
•	Expand the Company’s presence in the natural and organic fruit business with targeted acquisitions aimed at expanding geographical and product offerings.

MAJOR DEVELOPMENTS DURING 2005 – SUNOPTA FOOD GROUP

The Company has continued to realize on its strategy of becoming a major participant in the natural, organic and specialty sectors of the food industry. This has been accomplished via a combination of continued internal growth and selective acquisition. The Company intends on furthering this strategy as many of the markets within which it competes continue to grow at above average rates. In support of this strategy the Company achieved the following during the year,

•

The operations and management of the Grains and Soy Products Group were consolidated with the Package Products Group and are now known as the SunOpta Grains and Foods Group. This Group is now well positioned to serve growing markets utilizing it’s vertically integrated soy, corn and sunflower models.

•

Diversified the Company’s Grains and Foods Group with the acquisition of Earthwise Processors, a world wide supplier of vertically integrated soy products and other grain products This acquisition further expanded the Groups product line-up and grower base.

•

Continued to increase the Company’s presence in the worldwide food fiber market via the operations of the SunOpta Ingredients Group. During the year the Group launched a new line of organic oat and organic soy fiber, completed development of an innovative process for the production of conventional soy fiber, expanded international operations and entered a number of new markets including pet foods, processed meats and beverages. The Company is confident that fiber enriched foods will continue to be a growth area within the healthy foods category as issues with obesity continue to grow around the world.

•

Completed the development of the SunOpta Fruit Group, now a leading supplier of quality frozen fruit and fruit based products to the private label food service and industrial ingredients markets in North America. This was accomplished via the acquisition of the remaining 49.9% of Organic Ingredients, the acquisitions of Cleugh’s Frozen Fruit and Pacific Fruit Processors and an internal reorganization that transferred the operations of Kettle Valley Dried Fruit into this group.

•

Continued the development of the SunOpta Canadian Food Distribution Group with the acquisition of Hahamovitch Kosher Imports, expanding the Group’s dominant kosher distribution position within Canada and establishing a platform for growth in the natural and organic grocery sector within Quebec. In hand with this, the Group completed a number of cost reduction and integration initiatives including the consolidation of three operating groups into a new state of the art grocery distribution center in Toronto and the rationalization of produce warehousing operations in Western Canada. These initiatives have strengthened SunOpta’s market share in Canada and also expanded the Group’s geographic coverage and positioning as the leading national natural, organic, kosher and specialty food distributor in Canada.

SUNOPTA GRAINS AND FOODS GROUP (“Grain and Foods Group”)

The SunOpta Grains and Foods Group is a combination of the former Grains and Soy Products Group and the aseptic packaging plant and dry roasting and packaging operations within the former Packaged Products Group The new group recognizes the fact that these companies are under common management as well as being focused on the vertically integrated sourcing, processing, packaging and marketing of grains and grain based ingredients and packaged products.

The Grains and Foods Group forms the foundation of the Company’s vertically integrated natural and organic foods business model. This Group specializes in marketing identity preserved, non-genetically modified (non-

SunOpta Inc.                                                                            6                                                                  December 31, 2005 – 10-K

GMO) and organic crops and related agronomic services with a core focus on soybean, sunflower and corn products. With the acquisition of Earthwise Processors in 2005, this Group has increased its ongoing relationships with Identity Preserved (IP) and organic soy and corn growers to approximately 2,500 throughout Mid North America, whereby seeds and related services are provided and much of the crop is subsequently purchased, genetically tested, processed and sold to domestic and international customers. In addition, specific grains are transferred to the Ingredients Group where they are transformed into value-added specialty food ingredients which are sold by both the Grains and Foods Group and Ingredients Group or transferred back to the Grains and Foods Group for further processing and packaging as consumer packaged products. With the acquisition of Sigco Sun Products in late 2003, the Grains and Foods Group maintains a vertically integrated business model for confection sunflowers similar to what it utilizes for soybean products. Sigco maintains relationships with approximately 500 farmers in the Midwest. All product is non-GMO and sold to domestic and international customers or further processed and packaged into dry roasted food ingredients or healthy convenience foods.

The Grains and Foods Group also markets value-added soymilk and soy ingredients including soy concentrates (liquid soy base) and dried soy powders and organic and natural food ingredients including organic snack coatings, organic dairy powders, grain sweeteners, maltodextrins, dry milled corn, milled soy, various organic vegetable oils, traditional and high oleic sunflower kernel and inshell sunflowers.

The Grains and Foods Group develops, markets and distributes consumer branded natural and organic food products, utilizing integrated inputs and processing expertise to drive low cost, high quality products. Packaged products processed by this Group include an aseptic packaging operation focusing on the packaging of soy and rice beverages in Alexandria Minnesota and one facility focused on the roasting and packaging of healthy convenience foods including soybean, corn and sunflower based snacks. The Group also markets a number of organic consumer products under the brand name Sunrich Naturals including edamame and other frozen soy vegetables. Extended shelf life (ESL) refrigerated soymilk under a number of private labels and store brands for food retailers are produced utilizing internally sourced ingredients & soy concentrates utilizing packaging facilities of third party refrigerated (ESL) co-packers.

The SunOpta Aseptic facility has been significantly upgraded over the past four years as a result of the installation of a new half-gallon filler and the addition of a third one litre filler. Infrastructure improvements include expanded product mix room facilities, upgraded boiler capabilities, a new CIP (clean in place) system, a number of product storage tank additions, enhanced waste treatment processing, addition of robotic palletizing, numerous upgrades and improvements to existing plant support equipment and expansion of the facility’s warehousing capabilities. The Group is in the process of adding additional equipment and upgrades associated with the conversion of the facility from a five to seven day operation including additional raw bulk liquid storage capacity, additional cooling capacity and other upgrades. The Group has agreements with several major food companies to provide aseptic finished products.

The Grains and Foods Group headquartered in Hope, Minnesota operates grain processing facilities in Hope, Minnesota; Cresco, Iowa; Breckenridge, Minnesota; Goodland, Kansas; Edson, Kansas; and Moorhead, Minnesota with sales and marketing offices located in Minneapolis, Minnesota and Snover, Michigan. The Group operates an aseptic packaging facility in Alexandria, Minnesota and a healthy convenience roasting and packaging facility in Wahpeton, North Dakota. A number of products marketed by the Grains and Foods Group are manufactured at facilities organized within the SunOpta Ingredients Group.

The Grains and Foods Group’s major products are as follows:

Grains and Inputs: Included in grain and inputs are organic and IP specialty soybeans, specialty corn, confection & oilseed sunflower and various other grains and grain products such as rice, organic feed ingredients, milled corn, soy and oat flours. IP specialty grains and ingredients are sold to domestic and foreign food processors.

The demand for non-GMO soybeans from foreign customers and the increased demand from domestic soy food manufacturers have continued to fuel an increase in business volume. These trends are expected to continue in the future due to the continued growth of the soy, organic and natural foods markets. The growth of sunflowers can be attributed to international demand as well as increasing domestic consumption prompted by consumer awareness of the healthy benefits of sunflowers and the consumer’s need for alternative foods with the growing incidence of nut allergies.

Soy and Grain Based Organic Ingredients: Soy and grain based ingredients are marketed in Asia, Europe and throughout the United States where the Group has a strong presence. The Grains and Foods Group is continuing to

SunOpta Inc.                                                                            7                                                                  December 31, 2005 – 10-K

develop new ingredient products and customers as the demand for soy-based and organic products continue to grow in domestic and international markets. The Company manufactures a range of grain sweeteners and maltodextrins under the names Maisweet and Arrosweet with sweeteners possessing a higher dextrose equivalent (DE above 10DE) and the products with lower dextrose equivalent classified as maltodextrins. Organic and natural vegetable oils are sold to customers throughout the United States, Hong Kong and Japan. Organic snack coatings and dairy powders have been introduced in response to heavy customer demand.

Aseptic Packaged Products: The Grains and Foods Group processes and packages shelf stable beverage products at its SunOpta Aseptic facility. The Group packages aseptic products for some of the leading consumer branded organic food companies in the United States.

Sunflower, Soybean and Corn Snacks – The Grains and Foods Group dry roasts a number of grain based ingredients and produces natural and organic packaged ready to eat snack products sold under the Dakota Gourmet brand and a number of private label brands.

Sunrich Naturals – The Grains and Foods Group markets North American grown Individually Quick Frozen (IQF) soy vegetables such as podded edamame and shelled edamame.

Competition

The Grains and Foods Group competes with large companies in the U.S. and the international commercial grain procurement market. The Group’s organic specialty grains compete in the smaller niche U.S. commercial organic grains market. Key to competing in these markets is access to transportation, supply and relationships with organic producers.

The soy products business is centered in Hope, Minnesota alongside the Union Pacific Railroad. The railroad is used for the grain elevator business and distribution of products nationally. The Hope facility is 70 miles south of Minneapolis/St. Paul, which gives it access to the Mississippi River for grain transporting and “containerized” shipments to the west coast for export. The facility is centrally located within the heart of soy and corn producers. With the acquisition of Earthwise in 2005, the Group has expanded it growing region and added a second facility for processing in Moorhead, Minnesota. The Group has an established IP grain producer network with approximately 2,500 producers, with many relationships existing for over 20 years. The Group has also been an organic certified handler and processor for a number of years and has ample grain processing and storage facilities to meet the needs of its producers and customers. The sunflower business is centered in Breckenridge, Minnesota, located within the heart of North American sunflower production and close to required transportation sources.

The Group’s aseptic packaged products facility competes with a number of other regional manufacturers of similar size and similar aseptic packaging capabilities

Distribution, Marketing and Sales

The Grains and Foods Group ensures that it provides its customers with the highest quality organic, non-GMO and IP specialty grains and seeds, by serving as a grower’s supplier of seed, purchaser of the grower’s specialty crops and distributor of IP specialty products. The Group’s “full circle” approach allows it to satisfy the specific needs of foreign and domestic food manufacturers and processors by providing products in the varieties and quantity needed in a timely fashion; transporting products to meet customers’ needs by being able to package in containers, truck, rail or barge; providing product information and technical support during the growing, processing, and marketing phases, and offering complete product service including grading, formulation, processing, quality control and packaging.

Bulk commodity product revenues are sensitive to distribution costs which can limit their competitiveness in particular markets. Competitive bulk and container freight costs give the Grains and Foods Group access to Japanese and Mexican import markets. Uncompetitive freight costs compared to South American and Eastern Canada limit soybean opportunities in European markets, however Europe is a major market for the Group’s container shipments of inshell and kernel sunflowers.

In 2004, SunOpta entered into an agreement with the former owner of Sigco, whereby both parties will jointly operate a Hungary-based confection sunflower business. The Company has an option to acquire the Hungary based operation up to September 30, 2006. SunOpta entered into the agreement to improve its competitiveness in

SunOpta Inc.                                                                            8                                                                  December 31, 2005 – 10-K

the European market and to further its relationships and understanding of the European sunflower market. The Company sees this joint venture as a potential first step in pursuing operations outside of North America.

Dakota Gourmet, the Group’s roasting and packaging arm markets their products through natural and mass market grocery retailers, mass merchandising, U.S. School meal programs and other distribution channels. The Group also markets dried fruit snacks to the US school meal program for the SunOpta Fruit Group. The products are sold under the Kettle Valley Real Fruit Snacks, Frunola and Dakota Gourmet Labels as well as by contract under various private label brands.

The Group’s other packaged products are marketed to other food manufacturers under private label brands and direct to grocery, and food specialty stores under the Company’s own brands.

Suppliers

Due to weather conditions and other factors certain grains in North America can be limited. An example includes the shortage of organic soy beans and sunflowers in 2004 as a result of weather patterns and resulting quality issues. The Company is focused on expanding production and sourcing capabilities to other parts of the world in order to ensure supply in years when local production may be below normal levels. The Grains and Foods Group also has the ability to divert available product based on market demand and customer requirements in order to maximize return.

There are very few supply constraints for the production of organic and natural products including organic soy concentrate (supplied internally) and packaged products produced from soybeans, corn and sunflowers (supplied internally).

SUNOPTA INGREDIENTS GROUP (“Ingredients Group”)

The Ingredients Group focuses on transforming both internally and externally sourced raw materials into value-added food ingredient solutions. The Ingredients Group comprises the prior acquisitions of Northern Food & Dairy and Opta Food Ingredients, Inc.. The Group specializes in the technical processing of specialty food ingredients with a focus on non-GMO, natural, functional and organic offerings. The Group works closely with customers to identify product formulation, cost and productivity issues and develops solutions to these problems based on proprietary, value-added, highly functional food ingredients and ingredient systems utilizing the Group’s extensive technical and manufacturing base.

The Ingredients Group is an innovator in the value-added food ingredients market with a technical selling and product applications focus. Based on management’s estimates, the Ingredients Group is one of the largest producers of whole bean soymilk concentrate in the United States and is the world’s largest supplier of oat fiber to the food industry. Through its extensive manufacturing platform, the Group markets the Canadian Harvest® Oat Fiber family of insoluble fiber products, a number of value-added starch-based texturizers, resistant starch and proprietary stabilizer blends under the SunOpta Ingredient Systemstm umbrella, and a number of custom processed ingredients including soluble fiber, natural preservatives and sweeteners.

The Ingredients Group is headquartered in Bedford, Massachusetts and operates as SunOpta Ingredients, Inc. Processing facilities are located in Alexandria, Bertha, Fosston and Cambridge, Minnesota; Galesburg, Illinois; Afton, Wyoming; Cedar Rapids, Iowa and Louisville, Kentucky.

The Ingredients Group is well positioned to capitalize on the rapid growth of the natural and organic food markets with a clear focus on a wide range of fiber and soy based products.. The Company produces a broad offering of soy-based food products for the U.S. and international markets. The proliferation of great tasting, healthy soy foods has increased the availability of soy products to consumers. The increase in consumer demand has resulted in soy food products experiencing some of the largest growth rates of any category in the food industry. The U.S. Food and Drug Administration (“FDA”) allows soy products containing more than 6.25 grams of soy protein per serving to make the claim of improving the cardiovascular health of consumers. Many of the soy products produced by the Ingredients Group are marketed and sold by the Grains Group.

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

SunOpta Inc.                                                                            9                                                                  December 31, 2005 – 10-K

products can be used to increase total dietary fiber content of foods while minimizing negative effects on taste, texture and appearance. The Ingredients Group oat fibers which are insoluble fibers enhance overall gastrointestinal health. Oat fiber is a primary ingredient in breads, pastries, muffins, tacos and tortillas as food companies reformulate their products to meet the growing opportunities for fiber-enriched foods. Stabilized oat brans can be used as a source of soluble fiber (beta-glucan) which is beneficial to cardiovascular health. The company has expanded the application and sales of its fiber products into the pet food market. The Groups products are used in pet foods to increase total dietary fiber, reduce breakage and improve dental hygiene.

The Group continues to diversify its unique portfolio of products. Products are organized under two main technology platforms: fiber-based texturizers which include Canadian Harvest® Oat Fibers and Stabilized Bran products, and SunOptatm Ingredient Systems which include OptaGrade®, OptaMist®, OptaFil®, CrystaLean®, OptaMax®, Shimizu Konjac Flour, Blanver’s microcrystalline cellulose (MCC) and a growing portfolio of proprietary stabilizer and dairy powder blends. In 2005, the company launched several new value-added ingredients including organic oat fiber, organic and conventional soy fiber, Grade A acid whey, organic okara from soy, and numerous custom ingredient blends.

The Ingredients Group food ingredients are used by approximately 300 customers in the U.S., Canada, Latin America, Western Europe, the Middle East, Asia and the Pacific Rim, including some of the largest U.S. consumer packaged food companies and quick service restaurant chains. In 2005, the Group took several actions to enhance its international sale capabilities including establishing the new position of Director, International Sales and revamping its European distributor network and adding new distributors in several Latin American countries.

Many of the Ingredients Group starch-based texturizers and ingredient blends were originally developed for and are used in reduced fat versions of a variety of dairy products such as low fat or fat-free cottage cheese, sour cream, cream cheese, or process cheeses. As discussed in a document entitled “Taking the Fat Out of Food” from the FDA, reducing fat intake by consuming reduced fat versions of these products is an element of a healthier diet. Given the increased demand for soy-containing foods, the Group has developed several ingredient blends for use in organic and conventional soy-based dairy alternatives such as soy yogurt, cream cheese, beverages, and frozen desserts.

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

The Ingredients Group’s major products are as follows:

Fiber-Based Products

Canadian Harvest: Canadian Harvest Oat Fibers are a family of insoluble fiber products derived from oat hulls. Oat Fibers are used commercially to increase yield and enhance texture in ground meat products, to add strength and reduce breakage of taco shells and ice cream cones, and to enhance texture and increase the fiber content of cereals, breads, cookies and crackers. The company also offers Canadian Harvest Stabilized Brans derived from oat, wheat and corn, as well as wheat germ. The Stabilized Brans are heat-treated to extend shelf life and ground to meet customer needs for appropriate particle size. As mentioned previously, the Group has increased its fiber offerings to include organic oat fiber as well as organic and conventional soy fiber.

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

SunOpta Inc.                                                                            10                                                                  December 31, 2005 – 10-K

OptaFil: OptaFil is a starch-based opacifying agent and whitener used in reduced fat or fat free dairy and non-dairy creamers, whipped toppings, puddings, beverages, cheeses and salad dressings.

OptaMax: OptaMax is a starch-based texturizing agent developed to increase yields and improve the texture of reduced fat natural cheese including Mozzarella, Cheddar, Colby, Monterey Jack and Feta.

Grade A Acid Whey: Grade A Acid Whey is a liquid dairy by-product which is dried into powder at one of the Group’s facilities. The dry Grade A Acid Whey is used as a source of protein and other dairy solids as well as a flavoring agent in various applications.

Organic Okara: Okara is a protein and fiber rich by-product of soy milk manufacturing. Over the past year, the Group added the capability to convert the wet okara from soy milk into a dry powder. Previously, the wet okara was disposed of at significant cost to the company. The okara is used to enrich protein and fiber content of animal feed, pet foods and foods for human consumption.

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

Custom Ingredients and Services

The Company produces a number of unique functional food ingredients on a contract basis utilizing customers proprietary technology. Products include:

Sunfiber®/Benefiber®: A soluble guar-based fiber food ingredient, produced under a manufacturing agreement for a Japanese customer, whereby the Japanese based customer has the sole and exclusive rights to the product specifications. Based upon current sales levels, the Company does not believe the manufacturing agreement is material.

Microgardtm: A family of natural food preservatives.

Dairy Blends: The Ingredients Group produces custom blended, powdered dairy ingredients for several customers in the United States.

Dried Honey and Molasses: The Ingredients Group manufactures dried sweeteners such as powdered honey and molasses for specific customers.

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

The food ingredients industry is intensely competitive. Competitors include major companies with food ingredient divisions, other food ingredient and sourcing companies, stabilizer companies and those consumer food companies that also engage in the development and sale of food ingredients. Many of these competitors have financial and technical resources as well as production and marketing capabilities that are greater than those of the Company.

SunOpta Inc.                                                                            11                                                                  December 31, 2005 – 10-K

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

Sweeteners such as maltodextrin are purchased on contract from several suppliers. There is substantial production capacity among these suppliers for maltodextrin. Organic maltodextrins are produced by the Ingredients Group from organic grains sourced from contract growers.

Honey, molasses, high fructose corn syrup and flour are purchased based on required specifications in the spot market. The supply for these ingredients is sufficient to meet current demand. Supply shortfalls would have an effect on availability and price and would be reflected in finished product pricing for the Ingredients Group.

Other raw materials such as guar are supplied by process customers and are not sourced directly from Food Group suppliers.

SUNOPTA FRUIT GROUP (“Fruit Group”)

The SunOpta Fruit Group focuses on providing natural and organic fruits, vegetables and related products to the private label retail, food service and industrial markets. The Fruit Group integrated the 2005 acquisitions of the remaining 49.9% of Organic Ingredients Inc., Cleugh’s Frozen Foods Inc. and Pacific Fruit Processors Inc. with previously acquired Kettle Valley Dried Fruit Inc. The Fruit Group is well positioned to capitalize on the rapid growth of the natural and organic food markets. The Group’s worldwide sourcing capabilities, extensive product development experience and organic certification expertise provide the Group with a strategic advantage in the organic industry in specific commodities.

Based on management’s estimates, the Fruit Group is one of the largest suppliers of organic frozen fruit and organic citrus juices to the private label retail market and one of the largest processors of frozen strawberries in the United States. Through its extensive production platform, the Fruit Group provides customers with a wide range of vertically-integrated solutions including bulk raw materials, value-added ingredients and turn-key retail solutions.

The Group services over 500 customers, including food manufactures, food service distributors, quick-service restaurants and retail companies, located primarily in the United States, Canada and Japan. The Fruit Group is headquartered in Buena Park, California

SunOpta Inc.                                                                            12                                                                  December 31, 2005 – 10-K

The Group’s four divisions operate as follows:

Organic Ingredients Inc.: Organic Ingredients is a broker, trader and leading supplier of over 300 organic commodities that provides organic food solutions to major food manufacturers, distributors and major US supermarket chains with a variety of industrial and private label retail products in the United States. This group sources and produces fruit and vegetable based ingredients, sweeteners, vinegars, and other organic food products from over forty countries worldwide to ensure quality of supply, minimize crop risk and provide contra-seasonal solutions to its customers. In many cases, the company enters into exclusive arrangements with growers and/or processors of key strategic commodities to control the reliability of its supply chain. Utilizing a number of strategic and/or exclusive co-pack relationships and an experienced research and development team, Organic Ingredients provides its retail customers and distributors with organic private label turn-key solutions in a variety of product categories, including frozen fruits and vegetables, juices, tea beverages, canned tomato products and ketchup, pasta sauces, salsas, apple sauces, sparkling sodas and Italian flavored waters. Organic Ingredients operates administrative and research and development offices in Aptos, California.

The organic food industry is intensively competitive due primarily to the limited worldwide supply of organic raw materials. The company’s competitors in the supply of industrial ingredients include domestic and worldwide brokers, traders and food processors. In the private label retail market, competitors include major food manufacturing companies, some of which have production and technical capabilities more extensive than SunOpta’s. A number of the groups competitors are also their customers and/or co-packers.

The groups raw material suppliers include growers, processors and traders of organic fruit and vegetable based ingredients, sweeteners and other food products. Raw materials are sourced from worldwide growing regions, including North America, South America, Central America, Europe and Asia. Organic food suppliers are required to meet stringent organic certification requirements equivalent to the USDA NOP standards. Wherever possible, the company enters into exclusive supply arrangements, and establishes multiple supply chains of key commodities.

Cleugh’s Frozen Foods Inc.: Cleugh’s is a strawberry and vegetable processor, and packer of natural and organic fruits and vegetables for the food service, private label retail and industrial ingredient markets. The company sources strawberries from various growing regions throughout California and processes the fruit into individually quick-frozen (“IQF”), block frozen, sliced and diced strawberry sugar mixes, purees and juice stock to meet the customer’s technical specifications. Cleugh’s supplies frozen strawberry products to the private label retail, food service and industrial markets, including food manufactures and quick service restaurants. The company also processes certain vegetables during the strawberry off-season, including bell peppers. The company’s poly-bag packaging operation in Buena Park, California provides private label retail customers with natural and organic frozen fruits and vegetables, including internally-produced strawberries and including blueberries, raspberries, blackberries, peaches, mangos, tropical fruit and other items, from domestic and worldwide primary processors of these commodities. Cleugh’s operates two processing facilities, one located in Buena Park (near Los Angeles) and the other in Salinas, California and shares offices with the Fruit Group in Buena Park.

The company faces intense competition from California strawberry processors and strawberry imports from Mexico, South America, Europe and Asia. The California competitive landscape includes divisions of companies with financial resources larger than the company’s. In many cases, Mexican, South American, European and Asian competitors are able to achieve cost efficiencies greater than the company’s due to lower relative cost of living in these regions.

Cleugh’s raw materials consist primarily of fresh strawberries sourced from California growers. The company faces competition in securing the grower base required to meet its needs, however, due to the location of the processing facilities, Cleugh’s is able to source raw materials from a number of strawberry growing regions in the West Coast, minimizing the competitive forces. The company also sources other frozen fruits and vegetables from a number of domestic and worldwide growers, processors and traders.

Pacific Fruit Processors Inc.: Pacific is a supplier of natural and organic value-added fruit ingredients to the dairy, beverage and bakery industries. The company offers fruit bases and preps for customers seeking high-quality, custom formulations to meet their unique flavor and texture profiles. Applications include fruit for yogurts, ice creams, cheeses, smoothies, shakes, frozen desserts, bakery fillings, health bars, various beverages, dressings, marinades, dips and sauces. Pacific’s highly experienced research and development team is integral to the company’s reputable product quality and customer service. Manufacturing capabilities include aseptic and

SunOpta Inc.                                                                            13                                                                  December 31, 2005 – 10-K

conventional processing and packaging. Pacific operates a processing facility in South Gate, California (near Los Angeles).

The company faces intense competition from regional and national food manufacturers with similar capabilities. In addition, the company faces research and development competitive forces from flavor companies. A number of these competitors have production capabilities and financial resources that are greater than the companies.

The company’s primary raw materials are sourced from processors and traders of frozen fruits and vegetables including Organic Ingredients and Cleugh’s Frozen Foods, major sweetener producers, and a number of regional and national flavor companies. Availability of supplies is subject to world market conditions, including quantity and quality of supply.

Kettle Valley Dried Fruit Inc.: Kettle Valley is a producer of natural and organic apple-based fruit bars. The company operates three facilities in the apple-rich Okanagan region with a focus on supplying natural and organic fruit bars to the private label Canadian and U.S. retail markets. The company’s primary raw material, apple, is sourced from local growers. Kettle Valley’s production capabilities include a variety of bar sizes and shapes, as well as the ability to add a variety of ingredients including fiber. Kettle Valley also provides dried apple as an ingredient to food manufactures. The company utilizes the Fruit Group’s research and development capabilities to introduce innovative products to the marketplace. Kettle Valley operates two processing facilities in Summerland, British Columbia and one processing facility in Omak, Washington.

The company faces competition from a small number of competitors, all of which have production and technical capabilities and financial resources greater than the company’s. Competitors include independent fruit bar manufacturers and fruit bar divisions of larger food manufacturers.

The company’s raw material suppliers include growers and traders of apples and flavor companies. The company is subjected to the availability of apples based on conditions beyond its control.

SUNOPTA CANADIAN DISTRIBUTION FOOD GROUP (“Distribution Group”)

The SunOpta Canadian Food Distribution Group represents the final layer of the Company’s vertically integrated natural and organic foods business model. SunOpta started to build a Canadian national natural, organic, kosher and specialty food distribution system in late 2002 with the acquisition of Wild West Organic Harvest based in Richmond, British Columbia and Simply Organics based in Toronto, Ontario. In late 2003, SunOpta acquired Pro Organics, an organic fresh foods distributor based in Burnaby, British Columbia with other facilities in Toronto and Montreal. In 2004 the Company completed a series of acquisitions including: Distribue-Vie, another organic fresh foods distributor serving Montreal, Eastern Ontario and the Maritime provinces; Supreme Foods, an organic, natural, kosher and specialty foods grocery distributor located in Toronto, serving Ontario, Quebec and the Maritimes; Snapdragon Foods an organic and natural grocery distributor based in Montreal serving Quebec, Ontario and the Maritimes; and Kofman-Barenholtz a kosher foods distributor based in Toronto serving Ontario, Quebec and Western Canada. In 2005, Hahamovitch Kosher Imports, a Montreal based kosher foods distributor serving Quebec, was acquired and Pro Organics opened a secondary produce outlet at the Ontario Food Terminal to facilitate broader exposure of its organic produce to the conventional produce retail trade. Together these companies form the basis of the national distribution system, handling approximately 12,500 natural, organic, kosher and specialty food products, including the Company’s branded and private label packaged products.

During 2005, the Company completed the consolidation of the operations of Supreme Foods, Snapdragon Foods and Kofman-Barenholtz into a newly constructed 135,000 square foot distribution operation in Toronto, Ontario. The consolidated businesses represent the largest Canadian distribution center dedicated to organic, natural, kosher and specialty foods. The Group has and will continue to achieve operating economies and service improvements through the operational consolidation and implementation of state of the art distribution and warehouse management software. Software implementation is scheduled to be completed by the end of 2006. The Montreal organic produce operations of Distribue Vie and Pro Organics were consolidated into a single distribution centre in 2004. The organic produce category of Richmond based Wild West Organic Harvest was consolidated into the Pro Organics Burnaby warehouse in late 2005, thus allowing Wild West to expand its organic and natural grocery business without expanding its facility. Similarly, the Burnaby Pro Organics operation leveraged its volume throughput of organic produce without additional warehouse space.

The Distribution Group plans to continue expansion through internal growth and through additional strategic acquisitions. The general pace of consolidation in the Canadian natural food distribution segment moderated in

SunOpta Inc.                                                                            14                                                                  December 31, 2005 – 10-K

2005, and this is expected to continue at a moderate pace in 2006. The market grew by double digits in 2005, with growth in 2006 expected to be at a similar level, as end consumers continue to recognize the benefits of a healthier lifestyle and environment through diets that include natural, organic and quality specialty foods.

The Distribution Group’s major products are as follows:

Fresh Organic Produce – The Distribution Group distributes a full line of certified organic fruits, vegetables and bulk foods across Canada through its warehouses in Burnaby, Toronto and Montreal.

Fresh Organic Dairy and Dairy Alternatives – The Distribution Group distributes numerous regional and national brands of organic liquid milk, butter, cheese, yogurt, tofu, soy cheese, soy beverages and other dairy alternatives.

Bulk Foods – The Distribution Group distributes a full range of organic bulk foods including grains, nuts, seeds, dried fruits, legumes, flours and healthy snacks.

Natural and Organic Grocery – The Distribution Group distributes approximately 7,000 natural and organic grocery items including dry, refrigerated and frozen categories from a broad range of North American and international suppliers.

Kosher and Specialty Foods Grocery – The Distribution Group distributes approximately 5,000 kosher and specialty groceries including dry, refrigerated and product offerings.

Organic and kosher products are certified by independent third parties and the warehouse operations of Pro Organics and Wild West Organic Harvest are certified as organic handlers by third party certifiers.

Competition

The Distribution Group competes against much larger conventional produce distributors, however management believes that SunOpta is the largest national organic produce and kosher distributor in Canada. Competition in organic and natural grocery is represented by a number of regional natural and organic food distributors that vary in relative size.

Distribution, Marketing and Sales

The Distribution Group’s primary direct to store distribution coverage includes central, eastern and western Canada. The Company services primarily supermarket chains and independent natural and organic food retailers. The customer mix also includes a lesser component of large mass merchandisers, major drugstore chains and home delivery companies. The Distribution Group’s core competencies include the breadth of its product line, organic market and product knowledge, excellent product quality and consistency, competence in handling refrigerated and frozen products, direct to store service and maintenance of strong relationships with customers, growers, and suppliers. All of the Distribution Group’s organic produce facilities are registered as certified organic food handlers and operate within recognized organic standards to provide traceability and ensure product integrity to customers.

Suppliers

The Distribution Group sources products from over 750 suppliers, from around the world. Overall supply is sufficient, however quality, price and availability can be affected by harsh weather conditions in a growing region. With respect to fresh produce items, supply is controlled through spot pricing, with changes in supply reflected in prices to end customers.

SunOpta Inc.                                                                            15                                                                  December 31, 2005 – 10-K

REGULATION – SUNOPTA FOOD GROUP

The SunOpta Food Group is affected by a wide range governmental agricultural regulations and policies. Local, state and federal fertilizer, pesticide, food processing, grain buying and warehousing, as well as wholesale food regulations are examples that affect this Group. Government-sponsored price supports and acreage set aside programs are two examples of policies that may also have an impact on the Group. In addition, the Food Group’s business activities are subject to a number of environmental regulations.

The Food Group is involved in the sourcing, manufacture, supply, processing, marketing, selling and distribution of organic seed and food products and, as such, is subject to certain organic quality assurance standards. The Food Group is currently in compliance with all state and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food-handling regulations. Regulatory agencies include the United States Department of Agriculture (USDA), which monitors both the food processing and agricultural grain business, the Food and Drug Administration (FDA) which oversees food safety and efficacy in the United States and the Canadian Food Inspection Agency (CFIA) which monitors food processing and safety in Canada.

Certain food ingredient products are regulated under the 1958 Food Additive Amendments to the Federal Food, Drug and Cosmetic Act of 1938 (the “Act”) as administered by the FDA. Under the Act, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is Generally Recognized As Safe (GRAS) under the conditions of its intended use by experts qualified by scientific training and experience to evaluate the safety of food ingredients. A food additive is any substance, “the intended use of which results or may reasonably be expected to result, directly or indirectly, in its becoming a component or otherwise affecting the characteristics of any food.” Such pre-marketing approval for ingredients that are not GRAS, which is issued in the form of formal regulation, requires a showing both that the food ingredient is safe under its intended conditions of use and that it achieves the function for which it is intended.

GRAS status can be established through “self-affirmation” in which the producer determines on its own that the ingredient is GRAS, typically with the assistance of a panel of experts. At its option, the producer may also submit a “GRAS Notification” to the FDA. Although the FDA no longer officially recognizes the GRAS status of ingredients through a petition and regulation process, a lack of FDA objection within 90 days to such a GRAS Notification is widely recognized as important evidence of GRAS status.

A food ingredient may be deemed GRAS under the conditions of its intended use based upon its history of common use in food prior to 1958 or based upon scientific procedures which produce the same quantity and quality of scientific evidence as would be required for the FDA to issue a pre-market approval of the sale of a food additive. In either case, in order to establish that a product is GRAS, it must not only actually be safe in its intended use, but it must be generally recognized as such. If a food ingredient is not entitled to GRAS status, pre-market approval must be sought through the filing of a Food Additive Petition.

Many of the Food Group products are being marketed pursuant to GRAS self-affirmation. The Food Group believes that most products for which it has retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. Thereafter, the group decides whether self-affirmation procedures and a GRAS notification will be appropriate. Certain of the Company’s products may require a Food Additive Petition and in the event that one is required, the Company may elect to sell or license its rights to another party.

Countries other than the U.S. also regulate the sale of food ingredients. Regulations vary substantially from country to country and the Company takes appropriate steps to comply with such regulations as necessary.

The Food Group endeavours to comply in all material respects with applicable environmental regulations. Some of the key regulations include:

Air Quality – regulated by EPA and certain city/state air pollution control groups. Emission reports are filed annually.

Waste Treatment/Disposal – solid waste is either disposed of by a third-party or in some cases the Company has a permit to haul and land apply. Agreements exist with local city sewer districts to treat waste at specified levels of Biological Oxygen Demand (BOD) and Total Suspended Solids (TSS) and other constituents. This can require weekly/monthly reporting as well as annual inspection.

SunOpta Inc.                                                                            16                                                                  December 31, 2005 – 10-K

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

All of the Group’s manufacturing facilities and warehouses are registered with the FDA and/or CFIA. All imported materials are shipped in compliance with the notification systems that alert both FDA and customs before the materials enter the country. We have the necessary processes and controls in place that provide for an additional level of traceability of all raw materials from the supplier to the immediate subsequent recipient of the finished products. We also recognize and have the necessary programs that allow the FDA the right to seize any article of food if they have credible evidence that it may be a threat to the health and wellbeing of the intended recipient.

RESEARCH AND DEVELOPMENT – SUNOPTA FOOD GROUP

The Food Group maintains extensive applications and research and development expertise via resources which are organized around three key product categories, these being:

•	Grains and grain based ingredients through finished packaged products:
•	Value-added ingredients, focussed on fiber and starch based applications; and
•	Fruits and fruit based ingredients through finished packaged products.

These groups maintain staffs of highly trained and experienced food scientists and engineers, dedicated to resolving customer formulation, processing and packaging challenges. Applications and technical support provided by each of the groups to its customers include all aspects of product development from concept to commercial launch as well as ongoing manufacturing and processing support.

Ongoing research and development priorities are also a key priority of these groups. R&D initiatives are intended to continually improve existing product portfolios, plus bring new and innovative products to the market, a key requirement in the fast growing natural and organic foods categories.

Over the past year, the Food Group has developed a number of new soy ingredients and alternatives to accommodate new product adaptation of these ingredients into various food items. The expanding interest to incorporate soy-based foods in consumers’ diets creates numerous opportunities to develop soy ingredients that can be incorporated into food developer’s menu items.

In addition, the Food Group continues to expand its product portfolio via the addition of new fiber offerings, plus brans, wheat germ and other texturizing agents that can be used along with its soy-derived ingredients to improve the nutritional content of a variety of foods. Many of these ingredients can be used in products that help address the industry’s need to respond to the growing epidemic of obesity in North America and elsewhere by replacing fat, sugars and other calorie-dense components of food. These ingredients can also be used in products which qualify for a “whole grain” claim by augmenting the insoluble and soluble fiber content of foods. In 2005, the Food Group developed organic oat fiber, organic soy fiber and organic dried okara offerings plus developed a new and innovative process for the production of conventional soy fiber.

In hand with continued focus on increasing consumption of fruit based products in North America, the Food Group has developed a number of new fruit based beverage and packaged goods applications and continues to be a leader in the development of innovative fruit ingredient systems

INTELLECTUAL PROPERTY – SUNOPTA FOOD GROUP

The nature of a number of the Food Group’s products and processes requires the Company to create and maintain a number of patents and trade secrets. The Group’s policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the U.S. and in selected

SunOpta Inc.                                                                            17                                                                  December 31, 2005 – 10-K

foreign jurisdictions.

The Group’s success will depend, in part, on its ability to protect its products and technology under U.S. and international patent laws and other intellectual property laws. The Company believes that it owns or has the right to use all proprietary technology necessary to manufacture and market its products. There is always a risk that patent applications relating to the Company’s products or technology will not result in patents being issued or that current or additional patents will afford protection against competitors with similar technology.

The Company also relies on trade secrets and proprietary know-how and confidentiality agreements to protect certain of its technologies and processes. Even with the steps taken, the Company’s outside partners and contract manufacturers could gain access to the Company’s proprietary technology and confidential information. Key employees are required to sign a number of internal policies which are intended to further protect the Group’s technologies, processes and trade secrets.

EMPLOYEES – SUNOPTA FOOD GROUP

The Food Group has approximately 1,230 full-time employees. There are no unions within the Food Group.

PROPERTIES – SUNOPTA FOOD GROUP

The Food Group operates from twenty three processing facilities (15 owned, 8 leased) in eight U.S. states and one Canadian province. The Group also owns and leases a number of office and distribution locations and also leases and utilizes public warehouses to satisfy its storage needs. For more details please see Item 2. - Properties.

OPTA MINERALS INC. (“Opta Minerals” or the “Opta Minerals Group”)

Opta Minerals (currently owned 70.6% by SunOpta) is a vertically integrated producer, manufacturer, distributor and recycler of silica-free loose abrasives and roofing shingle granules, industrial minerals, specialty sands and related products for use primarily in the foundry, steel, marine/bridge cleaning roofing; and municipal water filtration industries. The Opta Minerals Group has experienced solid growth since July 1995, with a compound annual growth rate of 12.54% over that period, via a combination of internal growth and successfully integrated strategic acquisitions. In doing so, Opta Minerals has become one of the dominant regional suppliers of silica-free loose abrasives in a number of select markets on the east coast of North America.

Opta Minerals has grown steadily since 1995 through a combination of internal growth and strategic acquisitions in Eastern and central Canada and the Eastern and Southeastern United States. The Opta Minerals Group has completed a number of acquisitions over the past five years and opened operating facilities in Louisiana, South Carolina, Maryland and Western New York. The Opta Minerals Group has been able to successfully integrate these new businesses into existing operations and financial management systems, creating synergies that have increased revenues and profit margins. The Company has continually invested in improving its plant equipment and infrastructure and has been able to reduce costs while growing its production capabilities. As a result, Opta Minerals is currently well-positioned to expand current operations with modest capital expenditures.

This Group started with the initial acquisition of Barnes Environmental and Industrial in 1995. In 2000, George F. Pettinos (Canada) Limited (PECAL) and Temisca, Inc. were acquired followed by the acquisitions of Virginia Materials and 51% of International Materials in 2001. In late 2002, the 49% minority interest in International Materials was also acquired. In 2004 Opta Minerals purchased Distribution A&L and completed in 2005 the acquisition of certain assets of the abrasive division of Hillcrest Industries Inc. In February 2006 Opta Minerals acquired the outstanding shares of Magnesium Technologies Corporation.

Industry Overview

Opta Minerals competes primarily in the silica-free abrasives and other industrial minerals industry, focusing to date on select markets in Eastern North America. In contrast to the Western European market which has recently experienced a period of significant consolidation, the North American marketplace for abrasives and industrial minerals is characterized by a large number of smaller businesses and no single dominant competitor. For the most part, these companies tend to operate in local markets as opposed to on a large regional or national basis, due in most part to the high costs of freight required to move raw materials and finished products.

SunOpta Inc.                                                                            18                                                                  December 31, 2005 – 10-K

Opta Minerals’ principal product lines include the following: (i) silica-free abrasives and roofing shingle granules; (ii) industrial minerals; and (iii) specialty sands and other products and services.

MAJOR DEVELOPMENTS DURING 2005 – OPTA MINERALS GROUP

Opta Minerals Initial Public Offering

On February 17, 2005, the Company’s subsidiary Opta Minerals Inc. (“Opta Minerals”) completed an initial public offering and raised $14,294,000 (Cdn $17,496,000) in net proceeds, (gross proceeds Cdn $19,800,000) including an over-allotment option granted to the underwriters and exercised on March 16, 2005. The offer was for shares of Opta Minerals Inc. which consisted of the businesses and net assets that form the Opta Minerals Group. Immediately prior to this transaction the net assets and business of this segment were transferred into this wholly owned subsidiary, Opta Minerals Inc.. The Company’s ownership was reduced to 70.4% of the outstanding common shares as a result of this transaction including the effect of gifting shares to certain employees of Opta Minerals Inc. in recognition of their contribution in building the Opta Minerals business. In the first quarter of 2005, the Company recorded a dilution gain of $6,516,000 before transaction costs of $976,000 as a result of the sale of the approximate 29.6% minority interest in Opta Minerals Inc. During the year as a result of acquiring shares on the open market, the Company increased its ownership of Opta Minerals Inc. to 70.6% of the outstanding common shares.

The initial public offering consisted of 4,500,000 units at an initial offering price of Cdn $4.00 per unit. Each unit consisted of one common share and one-half of a common share purchase warrant of Opta Minerals Inc.. The shares and warrants are listed on the Toronto Stock Exchange under the symbols “OPM” and “OPM.WT”, respectively. Opta Minerals Inc. has and continues to use the proceeds for strategic acquisitions of, or investments in new products, technologies, and businesses that expand or complement Opta Minerals Inc.’s business and for general corporate purposes.

Acquisition of Magnesium Technologies Corporation

In February 2006, Opta Minerals acquired Magnesium Technologies Corporation (MagTech) of Richfield, Ohio for $18,000,000. For fiscal 2005, MagTech recorded revenues of approximately $29 million selling its proprietary and patented desulphurizaton system and products which are produced to specific requirements of each customer that it serves within both the Canadian and United States steel industries.

MagTech operates its main production facility in Walkerton, Indiana and maintains a sales and head office in Richfield, Ohio. This profitable company employs approximately 70 people, and is a leader in new product development within its industry. MagTech maintains a very high level of customer specific technical service with its primary customers, through the use of onsite technicians who monitor and manage the use of its products in the desulphurization process. The addition of MagTech substantially increases Opta’s position in the industrial minerals business and further expands its current position as a key service provider to the steel industry.

Acquisition of Certain Assets of Hillcrest Industries

In April 2005, Opta Minerals acquired certain assets of the abrasive division of Hillcrest Industries, located in Attica, New York for the purpose of improving the cost-effective supply of silica-free abrasives and roofing shingle granules to the Western New York, Pennsylvania and Ohio markets. Since the acquisition of these assets, the facility has been upgraded and operations restructured to meet Opta Minerals’ processing standards and has commenced the supply of silica-free abrasives to customers in the servicing area has commenced.

Investment in the Baltimore, Maryland Facility

In June 2005, Opta Minerals completed the upgrade of its processing facility located in Baltimore, Maryland. This facility is strategically located to exploit an exclusive source of quality raw materials located in the area, thus providing a low cost supply to service the roofing granules, marine and bridge cleaning and general abrasives industries.

Products

Silica-Free Abrasives - Opta Minerals abrasive products are primarily sold into the roofing granule, shipbuilding, ship repair and bridge cleaning markets, as well as for many other industrial applications. Significant silica-free

SunOpta Inc.                                                                            19                                                                  December 31, 2005 – 10-K

abrasive products produced by Opta Minerals include Barshot/Crystalgrit, BlackBlast, EconoBlast EbonyGrit, Powerblast, Garnet and other specialty abrasives.

Industrial Minerals - Opta Minerals Group sells industrial mineral products primarily to the foundry and steel industries. Significant industrial minerals products produced by the Group include Chromites and Nozel Sands, Clays, Coated Sands, a wide range of industrial garnets and Foundry Pre-mixes.

Specialty Sands and Other Products and Services - Opta Minerals also generates revenues from the sale of specialty sands and other products and technical services. Opta Minerals specialty sands include silica products which are sourced, processed and packaged from the Group’s quarries located in St. Bruno de Guigues, Québec. The silica sands produced by the Group are not sold for use as an abrasive material. Significant specialty sands and other products and services of Opta Minerals include filtration and industrial sands, construction sands, golf bunker sand, silica (not sold for loose abrasive applications), coloured sand, technical services and recycling of used and spent abrasives

The Group produces, manufactures, distributes and recycles silica-free abrasives and industrial minerals to the foundry, steel, roofing granule, marine/bridge cleaning and municipal water filtration industries and recycles inorganic materials. The patented and sole source abrasives produced by the Group are free of silica, making them a clean, efficient and recyclable alternative to traditional abrasives. Recycling operations are conducted at Waterdown, Ontario and Norfolk, Virginia. This is an important service that the Group provides to its customers which results in the reuse of materials that would otherwise be sent directly to landfills. The Group also continually focuses on new product innovation. Opta Minerals maintains laboratory facilities and works with local universities and research centres to evaluate product quality and develop new products.

Properties

The Group’s operations encompass and service much of the east coast of North America, with production facilities located in Louisiana, South Carolina, Virginia, Maryland, New York, Ontario and Québec, allowing the Group to maintain a strong customer base throughout North America by providing economic supply and timely delivery of the Group’s products and services to its customers. In addition to its manufacturing facilities, Opta Minerals also owns and operates distribution and packaging centres in Brantford, Ontario, Lachine and St-Germain de Grantham, Québec. The Group has built or acquired facilities at locations along the east coast of the United States where major shipbuilding, ship repair, bridge cleaning and roofing shingle production activities are concentrated. The Group’s multiple facilities allow for fast and economic service and have enabled them to broaden its silica-free abrasive and roofing granule product lines to supply wider markets and applications from these facilities.

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

Opta Minerals conducts business throughout North America with a focus on key regions including the Québec-Detroit corridor, New York, Virginia, Georgia, Florida and the Louisiana Gulf region, all of which are areas of high volume ship repairs and bridge cleaning activities. The Group is competitive in abrasive and value-added products in other areas such as Michigan, New Jersey and Ohio. Opta Minerals also competes against a variety of competitors servicing the foundry, steel, abrasive, roofing granule, water jet and filtration industries. Each of these product categories is normally served by as many as three competitors. Opta Minerals competes through a combination of exceptional product quality and customer service combined with competitive pricing in these markets.

SunOpta Inc.                                                                            20                                                                  December 31, 2005 – 10-K

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

Opta Minerals obtains its key abrasive raw materials such as coal slag, copper slag, nickel slag, specular hematite and garnet, primarily from Canadian and U.S. mines and power plants. EbonyGrit, a product produced from copper slag is supplied exclusively by a Canadian mining and refining company. PowerBlast, a product produced from nickel slag is supplied exclusively by a Canadian company. Specular hematite reserves at the current mine supplier are estimated to be sufficient to supply the Group’s needs for many years. BlackBlast, a product produced from coal slag is supplied on an exclusive basis by U.S. power plants and other suppliers where the raw material is acceptable. Opta Minerals produces industrial garnet derived from a waste mining stream at its Keeseville, New York facility. In addition, the Company has an exclusive agreement with a mine in China to market its garnet in North America.

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

As of December 31, 2005 the Group had 108 employees including fourteen employees in sales and marketing, eleven in corporate administration and finance, seven in customer service, seven in engineering and plant management, four in research and development and quality control, three in purchasing and the remainder in production. This also includes ten seasonal employees for work related to the quarry operations in St. Bruno de Guigues, Québec.

Opta Minerals is a party to a collective agreement with the Teamsters Local Union No. 879 covering 15 employees in Waterdown, Ontario. The current three-year agreement expires in June 2008. Management of Opta Minerals considers relations with the union to be good. Opta Minerals has never experienced a labour disruption or work stoppage.

SUNOPTA BIOPROCESS GROUP

The Company has developed a steam explosion technology known as the “StakeTech System”, including process engineering and the required hardware.

SunOpta Inc.                                                                            21                                                                  December 31, 2005 – 10-K

The patented SunOpta BioProcess System provides a method for the rapid and continuous auto hydrolysis pre-treatment of biomass under high temperatures and pressure. The suitable raw materials include wood chips, sugarcane bagasse, cereal straws and waste paper, all other agriculture residues and energy crops. In their natural state, these materials are not easily separated into their component parts. By processing with the addition of high-temperature steam, the StakeTech System breaks the chemical and physical bonds that exist between the components of these materials allowing their subsequent separation and processing into products and components that potentially have wide and diverse applications. The Company has demonstrated its equipment and technology on a commercial scale in several applications.

This technology has been proven via application around the world and is currently focused by management on the treatment for biomass for cellulosic ethanol, food and pulping applications.

The SunOpta BioProcess Group business is not affected by seasonality.

MAJOR DEVELOPMENTS DURING 2005 - SUNOPTA BIOPROCESS GROUP

In August 2005 the SunOpta BioProcess Group signed a contract to supply its patented steam explosion equipment and related technology to Abener Energia S.A. for a plant to be built in Salamanca, Spain. This new facility will convert wheat straw into ethanol and is located adjacent to an existing wheat to ethanol plant.

The awarding of this contract followed an extensive development program carried out over the last eighteen months in SunOpta’s pilot plant and labs under the sponsorship and funding of Abengoa Bioenergy Research and Development, Inc.. The facility is forecast to be operational by November 2006.

The SunOpta BioProcess Group also delivered several Preliminary Engineering contracts for various clients in 2005. Work continues on the development of the SunOpta BioProcess system for food applications both with internal and external clients.

Competition

The Company believes the ability of SunOpta BioProcess Systems to operate continuously at high pressure presents advantages in terms of reducing chemical requirements, improving biomass conversion to fermentable sugars and value added components and providing a significant advantage within the industry that the technology is being marketed.

The Company’s success in marketing to industry will depend on the extent to which the SunOpta BioProcess System can be shown to have advantages over the technology of competing suppliers. These competing suppliers include Ahlstrom, Kvaerner, Metso and Andritz. The Company is aware of other groups that are attempting to develop and market new biomass conversion systems.

It is anticipated that competition from suppliers of alternative systems and equipment in targeted markets will be strong and that the potential advantages for the SunOpta BioProcess system will have to be continually demonstrated.

Suppliers

Waste biomass such as straw is currently available in abundant supply in many parts of the world. If other economic uses for waste biomass increase, the Company may find that the supply of such raw materials is reduced and this could have a materially adverse effect on the Company’s BioProcess business.

In respect of the manufacturing of the customized BioProcess systems, the Company provides equipment fabricators with detailed drawings and equipment specifications. All major equipment components have at least two alternate suppliers.

Regulation

SunOpta BioProcess technology may use chemicals in addition to steam to treat fibrous material. This technology does not generally produce appreciable pollutants and the Company believes that its existing facilities are in full compliance with applicable laws concerning the environment. To date the Company has not found it necessary to spend significant amounts in order to comply with applicable environmental laws. It is anticipated that future sales

SunOpta Inc.                                                                            22                                                                  December 31, 2005 – 10-K

or licenses of the Company’s technology will be made where the BioProcess System is but one part of a larger process, as for example in the manufacture of pulp or cellulosic ethanol. In these instances, the overall project may be subject to federal, state or local provisions regulating the discharge of materials into the environment. Compliance with such provisions may result in significant increases in the costs associated with the overall project.

Proprietary Technology

The Company recognizes that there exists a threat of others attempting to copy the Company’s proprietary SunOpta BioProcess System and/or appropriate the technology. To mitigate this risk, the normal business practice of the Group includes the signing of confidentiality agreements with all parties to which confidential information is supplied including all customers and licensees. The Company also holds several patents on its equipment and process technology.

Financial Exposure Related to Bonding and Guarantees

To enter industrial markets, the Company expects to have to provide substantial performance guarantees in the form of process guarantees and equipment guarantees. These guarantees will need to be backed by bank guarantees and/or surety bonds. The Company endeavours to reduce the associated risks, however there will always remain a possibility that the Company’s guarantees or bonds could be called, rightfully or wrongfully and/or the equipment supplied fails to meet the guarantees and warranties provided resulting in potential financial losses to the Company.

Research and Development

During 2005, research and development activities were related to client specific investigations and focused on the production of cellulosic ethanol, food applications and pulping applications.

Employees

The SunOpta BioProcess Group has 10 full time employees; 3 engaged in technical support, systems design, 3 in R&D, and 4 engaged in marketing, sales and engineering. Since the division subcontracts out the production of its equipment, it does not anticipate significantly increasing the size of its work force. The Group hired additional people in 2005 related to research, sales and marketing for cellulosic ethanol and food based applications.

CORPORATE SERVICES GROUP

The corporate office of SunOpta is located in owned premises in Brampton, Ontario. Eighteen staff are employed in a variety of management, financial and administration roles.

Environmental Hazards

The Company believes, with respect to both its operations and real property, that it is in material compliance with environmental laws at all of its locations and specifically with the requirements of its Certificate of Approval issued by the Ontario Ministry of the Environment and Energy on the Opta Minerals property in Waterdown, Ontario.

Employees

As of December 31, 2005 the Company had 1,366 employees broken out by division below:

Divisions	Number of Employees
Food Group	1,230
Opta Minerals	108
SunOpta BioProcess and Corporate Services Group	28
Total	1,366

SunOpta Inc.                                                                            23                                                                  December 31, 2005 – 10-K

Item 1A. Risk Factors

.

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

We Need Additional Capital to Maintain Current Growth Rates

Over the last seven years the Company has had a compounded annual revenue growth rate of 63%. Our ability to raise capital, through equity and/or debt financing, is directly related to our ability to continue to grow and improve returns from operations. Additional capital through equity financing may also result in additional dilution to our current shareholders and a decrease in our share price if we are unable to realize returns equal to or above our current rate of return. We will not be able to maintain our growth rate and our strategy as a consolidator within the natural and organic food industries without continued access to capital.

Exercise of Warrants and Stock Options, Participation in our Employee Stock Purchase Plan and Issuance of Additional Securities Could Dilute the Value of Our Common Shares

As of December 31, 2005, there are approximately 2,706,400 stock options outstanding to purchase Common Shares, with exercise prices ranging from $1.41 to $9.90 per Common Share. The exercise of these warrants and stock options could result in dilution in the value of our Common Shares and the voting power represented thereby. Furthermore, to the extent the holders of our warrants and stock options exercise such securities and then sell the Common Shares they receive upon exercise or upon the sale of common shares received as part of the employee stock purchase plan or the issuance of additional securities, our share price may decrease due to the additional amount of Common Shares available in the market. The subsequent sales of these shares could encourage short sales by our shareholders and others which could place further downward pressure on our share price. Moreover, the holders of our warrants and stock options may hedge their positions in our Common Shares by short selling our Common Shares, which could further adversely affect our stock price.

Consumer Preferences for Natural and Organic Food Products are Difficult to Predict and May Change

91% of our fiscal 2005 consolidated revenue was derived from the SunOpta Food Group. Our success depends, in part, on our ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. A significant shift in consumer demand away from our products or products that utilize our integrated ingredients, or our failure to maintain our current market position could reduce our sales, which could harm our business. Consumer trends change based on a number of possible factors, including nutritional values, such as a change in preference from fat free to reduced fat to no reduction in fat; and a shift in preference from organic to non-organic and from natural products to non-natural products. These changes could lead to, among other things, reduced demand and price decreases, which could have a material adverse effect on our business.

We Operate in a Highly Competitive Industry

We carry on businesses in highly competitive product and geographic markets in the U.S., Canada and various international markets. The SunOpta Grains and Foods Group, the SunOpta Ingredients Group and the SunOpta Fruit Group compete with large companies in the U.S. and various international commercial grain procurement marketers, major chemical companies with food ingredient divisions, other food ingredient companies, stabilizer companies and consumer food companies that also engage in the development and sale of food ingredients. The SunOpta Canadian Food Distribution Group competes against other organic and natural food distributors and conventional food distributors that provide specialty or high end packaged products. Many of these competitors

SunOpta Inc.                                                                            24                                                                  December 31, 2005 – 10-K

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

We Rely on Our Manufacturing Facilities

We own, manage and operate a number of manufacturing, processing and packaging facilities located throughout the U. S. and Canada. The SunOpta Food Group operates from twenty three processing facilities (fifteen owned, eight leased) in eight U.S. states and one Canadian province. The Opta Minerals Group operates from seven locations (three owned, four leased) located throughout the U. S. and Canada. The SunOpta BioProcess Group operates its facilities at our corporate location in Brampton, Ontario.

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

Volatility in the Prices of Raw Materials, Energy and Freight Logistics Could Increase Our Cost of Sales and Reduce Our Gross Margin

Raw materials used in the SunOpta Food Group and the Opta Minerals Group represent a significant portion of our cost of sales. Our cost to purchase these materials and services, such as organic grains and fruit, abrasive industrial minerals and natural gas, from our suppliers can fluctuate depending on many factors, including weather patterns, economic and political conditions and pricing volatility. In addition, we must compete with competitors having greater resources than us for limited supplies of these raw materials and services. If the cost of these materials and services increases due to any of the above factors, we may not be able to pass along the increased costs to our customers.

The SunOpta Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to our assessment of our exposure from expected price fluctuations. Exchange purchase and sales contracts may expose us to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. We are unable to hedge 100% of the price risk of each transaction due to timing, availability of hedge contracts and third party credit risk. In addition, we have a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. The Company also monitors the prices of natural gas and will from time to time lock in a percentage of its natural gas needs based on current prices and expected trends.

SunOpta Inc.                                                                            25                                                                  December 31, 2005 – 10-K

Technological Innovation by Competitors Could Make Our Products Less Competitive

Competitors include major chemical companies, other food ingredient companies and consumer food companies that also engage in the development and sale of food and food ingredients. Many of these companies are engaged in the development of texturizers and other food ingredients and food products and have introduced a number of products into the market. Existing products or products under development by our competitors could prove to be more effective or less costly than any products which have been or are being developed by us.

We Rely on Protection of Our Intellectual Property and Proprietary Rights

We and particularly the SunOpta Food Group and SunOpta BioProcess Group depend, in part, on our ability to protect intellectual property rights. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. The failure of any patents or other intellectual property rights to provide protection to our technologies would make it easier for our competitors to offer similar products, which could result in lower sales or gross margins.

The SunOpta Food Group has developed a number of new ingredients and alternatives to accommodate new product adaptations of these and other ingredients into various food items. The nature of a number of the SunOpta Food Group’s products and processes requires us to create and maintain a number of patents and trade secrets. The SunOpta Food Group’s policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the U.S. and in selected foreign jurisdictions.

Our trademarks and brand names are registered in the United States, Canada and other jurisdictions and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We rely on trade secrets and proprietary know-how and confidentiality agreements to protect certain of the technologies and processes used by the Food Group.

In addition, the SunOpta BioProcess Group holds a number of patents on its steam explosion process. We recognize that there exists a threat of others attempting to copy our proprietary steam explosion technology. To mitigate this risk, the normal business practice of this group includes the signing of confidentiality agreements with all parties to which confidential information is supplied including all customers and licensees. We also hold several patents on our equipment and process technologies.

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

Permits are required from various state, provincial and local authorities related to air quality, storm water discharge, solid waste, land spreading and hazardous waste.

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

SunOpta Inc.                                                                            26                                                                  December 31, 2005 – 10-K

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

The SunOpta Food Group Is Subject to Significant Food Regulations

The SunOpta Food Group is affected by state and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food regulations. Government-sponsored price supports and acreage set aside programs are two examples of policies that may affect the SunOpta Food Group. The SunOpta Food Group is currently in compliance with all state and federal regulations. Because the Food Group is involved in the manufacture, supply, processing and marketing of organic seed and food products, it is voluntarily subject to certain organic quality assurance standards.

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

Acceptance of StakeTech Steam Explosion Technology

The SunOpta Bioprocess Group’s StakeTech Steam Explosion technology has yet to gain wide acceptance within the industry and, consequently, earnings can fluctuate from quarter to quarter. Its patented steam technology, while proven, has yet to develop a firm customer base. The success of this Group will depend upon its ability to promote commercial acceptance of it’s steam explosion technology and related biomass process solutions.

We Are Subject to Financial Exposure Related to Bonding and Guarantees

For the SunOpta BioProcess Group to enter international markets, we expect to have to provide substantial performance guarantees in the form of process guarantees and equipment guarantees. These guarantees will need to be backed by bank guarantees and/or surety bonds. We endeavor to reduce the associated risks, however there will always remain a possibility that our guarantees or bonds could be called, rightfully or wrongfully and/or that the equipment supplied fails to meet the guarantees and warranties provided resulting in potential financial losses.

SunOpta Inc.                                                                            27                                                                  December 31, 2005 – 10-K

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

Loss of Our Key Customer Could Materially Reduce Revenues and Earnings

We have no customers that represent over 10% of annualized revenues in 2005. The loss or cancellation of business any of our other larger customers could materially and adversely affect our business, financial condition or results of operations.

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

SunOpta Inc.                                                                            28                                                                  December 31, 2005 – 10-K

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

Debt Financing

The credit facility that the Company has with a syndicate of banks and life insurance companies contain restrictive covenants that limit the discretion of the Company’s management with respect to certain business matters. These covenants place restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create other security interests, to complete a liquidation, dissolution, merger, amalgamation or reorganization, to make certain distributions or make certain payments, investments, loans and guarantees and to sell or otherwise dispose of certain assets.

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

We May Not Be Able to Effectively Manage Our Growth and Integrate Acquired Companies

Our growth strategy inherently assumes that we will be able to identify suitable acquisition candidates on terms acceptable to us and that these acquisitions, if pursued and completed, will be integrated successfully. Our ability to effectively integrate current and future acquisitions, including our ability to realize potentially available marketing opportunities and cost savings in a timely and efficient manner will have a direct impact on our future results. We may encounter problems in connection with the integration of any new businesses, such as:

•	integration of an acquired company’s products into our product mix;
•	amount of cost savings that may be realized as the result of our integration of an acquired product or business;
•	unanticipated quality and production issues with acquired products;
•	adverse effects on business relationships with our suppliers and customers;
•	diversion of management attention;
•	difficulty with personnel and loss of key employees;
•	implementation of an integrated enterprise wide accounting and information system;
•	compatibility of financial control and information systems;
•	exchange rate risk with respect to our acquisitions in Canada.

Item 1B. Unresolved Staff Comments - None

SunOpta Inc.                                                                            29                                                                  December 31, 2005 – 10-K

Item 2. Properties

The Company with the exception of Opta Minerals, operates from the following locations which are owned unless otherwise noted:

Location	State/Province	Group/Sub Group	Facility Description
Brampton	Ontario	Corporate Head Office/BioProcess	Corporate head office and BioProcess facilities
Minnetonka (Lease) (1)	Minnesota	Corporate Services	IT Corporate
Hope	Minnesota	SunOpta Grains and Foods	Head office and grain processing
Alexandria	Minnesota	SunOpta Grains and Foods	Aseptic packaging
Wahpeton	North Dakota	SunOpta Grains and Foods	Processing, warehouse and distribution
Blooming Prairie	Minnesota	SunOpta Grains and Foods	Grain storage
Snover	Michigan	SunOpta Grains and Foods	Sales office
Cresco	Iowa	SunOpta Grains and Foods	Milling
Breckenridge	Minnesota	SunOpta Grains and Foods	Grain processing and distribution
Goodland	Kansas	SunOpta Grains and Foods	Grain processing and distribution
Edson (Land Lease) (2)	Kansas	SunOpta Grains and Foods	Grain processing and distribution
Moorehead	Minnesota	SunOpta Grains and Foods	Grain processing and distribution
Bedford	Massachusetts	SunOpta Ingredients	Head office and development center
Louisville (Leased) (3)	Kentucky	SunOpta Ingredients	Oat fiber production
Cedar Rapids	Iowa	SunOpta Ingredients	Oat fiber production
Cambridge	Minnesota	SunOpta Ingredients	Oat fiber production
Alexandria	Minnesota	SunOpta Ingredients	Ingredient processing
Bertha	Minnesota	SunOpta Ingredients	Drying and blending
Fosston	Minnesota	SunOpta Ingredients	Processing and drying
Afton	Wyoming	SunOpta Ingredients	Soymilk processing
Galesburg	Illinois	SunOpta Ingredients	Starch based production and ingredients blending
Buena Park (Leased) (4)	California	SunOpta Fruit Group	Processing, warehouse and distribution and Fruit Group head office
Aptos (Leased) (5)	California	SunOpta Fruit Group	Head office Organic Ingredients
Summerland (2 Leased) (6)	British Columbia	SunOpta Fruit Group	Head office and processing facility
Omak (Leased) (7)	Washington	SunOpta Fruit Group	Processing, warehouse and distribution
South Gate (Leased) (8)	California	SunOpta Fruit Group	Processing, warehouse and distribution
Salinas (Leased) (9)	California	SunOpta Fruit Group	Processing, warehouse and distribution
Richmond (Leased) (10)	British Columbia	SunOpta Cdn Food Distribution	Distribution Group head office, distribution and warehousing
Toronto (Leased) (11)	Ontario	SunOpta Cdn Food Distribution	Office, distribution and warehouse
Toronto (Leased) (12)	Ontario	SunOpta Cdn Food Distribution	Office, distribution and warehouse
Burnaby (Leased) (13)	British Columbia	SunOpta Cdn Food Distribution	Office, distribution and warehousing
Leonard (Leased) (14)	Quebec	SunOpta Cdn Food Distribution	Distribution
St. Laurent (Leased) (15)	Quebec	SunOpta Cdn Food Distribution	Distribution

(1) Lease has an expiry date of April 2009.	(2) Lease has an expiry date of December 2006.
(3) Lease has an expiry date of July 2011.	(4) Lease has an expiry date of December 2009.
(5) Lease has an expiry date of December 2006.	(6) Leases have an expiry date of November 2007and September 2016 respectively.
(7) Lease has an expiry date of December 2008.	(8) Lease has an expiry date of December 2016.
(9) Lease has an expiry date of December 2009.	(10) Lease has an expiry date of September 2007.
(11) Lease has an expiry date of January 2010.	(12) Lease has an expiry date of July 2008.
(13) Lease has an expiry date of August 2009.	(14) Lease has an expiry date of December 2006.
(15) Lease has an expiry date of June 2007.

SunOpta Inc.                                                                            30                                                                  December 31, 2005 – 10-K

Opta Minerals operates from the following major locations which are owned unless otherwise noted:

Location	State/Province	Group	Description
Waterdown	Ontario	Opta Minerals	Group head office, processing and distribution
Brantford (1)	Ontario	Opta Minerals	Distribution and packaging center
Lachine	Quebec	Opta Minerals	Distribution center
Bruno de Guiges	Quebec	Opta Minerals	Specialty sands
New Orleans (Leased) (2)	Louisiana	Opta Minerals	Abrasives processing
Norfolk (Leased) (3)	Virginia	Opta Minerals	Processing and distribution
Keeseville (Leased) (4)	New York	Opta Minerals	Garnet processing and distribution
Baltimore (Leased) (5)	Maryland	Opta Minerals	Abrasives processing
Attica (6)	New York	Opta Minerals	Abrasives processing
West Columbia	South Carolina	Opta Minerals	Abrasives processing
St-Germain de Grantham	Quebec	Opta Minerals	Distribution and packaging center

(1) Lease has an expiry date of April 2010.

(2) Lease has an expiry date of December 2006.

(3) Lease has an expiry date of October 2010 and an option to purchase for $2 million before October 2006.

(4) Lease has an expiry date of September 2010.

(5) Lease has an expiry date of December 2008.

(6) Lease has an expiry date of May 2015.

SunOpta BioProcess Group and Executive Offices

The Company’s Executive Head Office and SunOpta BioProcess Group operations are located at 2838 Bovaird Drive West, Brampton, Ontario, a property owned by the Company.

Item 3. Legal Proceedings

One of the Company’s subsidiaries, SunRich LLC (formerly SunRich Inc.) filed a claim against a supplier for failure to adhere to the terms of a contract. On July 29, 2004 a judgement was awarded in favour of SunRich by a federal court jury in the United States District Court for the District of Oregon. The supplier countersued the Company for breach of contract however, as part of this judgement these counter-claims were dismissed. In the fall of 2005, the Court denied the Company’s application to recover attorney’s fees of approximately $862,000 including costs and awarded a sum of $175,000. During the fourth quarter the Company recorded a charge for the unprovided component of these fees of $400,000. Included within other assets is a receivable of $2,405,000 representing the initial, judgement, and interest and the recovery of legal fees awarded with respect to this suit. The supplier filed an appeal against this judgement which management and legal counsel believe is without merit. The appeal hearing is expected to be held in 2006.

In December 2005, the Company was notified of service of a lawsuit, by an individual farmer in the State of New York, for breach of contract, and other grounds, for an amount of approximately $830,000. While the parties are in the process of considering mediation, management believes that the claim is grossly overstated, and is prepared to defend the lawsuit on various grounds. The Company believes that the outcome of this lawsuit will not materially affect the financial position or the results of the Company.

During the year, the Company was sued by a landlord of one of its leased facilities for non-payment of rent and early lease cancellation. The company has countersued for non-performance by the landlord and damages and believes the ultimate resolution of this matter will not have a material effect on the financial statements.

In addition, various claims and potential claims arising in the normal course of business are pending against the Company. It is the opinion of management that these claims or potential claims are without merit and the amount of potential liability, if any, to the Company is not determinable. Management believes the final determination of these claims or potential claims will not materially affect the financial position or results of the Company.

SunOpta Inc.                                                                            31                                                                  December 31, 2005 – 10-K

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s shareholders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Equity Securities

The Company’s common shares trade in U.S.$ on The NASDAQ National Market under the symbol STKL, and in Cdn$ under the symbol SOY on the Toronto Stock Exchange. Effective February 8, 2006 SunOpta received approval to move from the NASDAQ Small Cap Market to the NASDAQ National Market. The following table indicates the high and low bid prices for SunOpta’s common shares for each quarterly period during the past two years as reported by Nasdaq. The prices shown are representative inter-dealer prices, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

Trade Prices on Nasdaq (U.S. Dollars)

2005	HIGH	LOW
First Quarter	$7.59	$4.86
Second Quarter	$5.91	$4.27
Third Quarter	$6.67	$4.85
Fourth Quarter	$5.74	$4.43
2004	HIGH	LOW
First Quarter	$11.05	$8.25
Second Quarter	$11.45	$7.08
Third Quarter	$8.85	$5.25
Fourth Quarter	$8.00	$5.85

The following table indicates the high and low bid prices for SunOpta’s common shares for each quarterly period since the company’s listing on the Toronto Stock Exchange.

Trade Prices on TSX (Canadian Dollars)

2005	HIGH	LOW
First Quarter	$9.17	$5.90
Second Quarter	$7.25	$5.33
Third Quarter	$7.99	$5.65
Fourth Quarter	$6.64	$5.21
2004	HIGH	LOW
First Quarter	$14.52	$10.47
Second Quarter	$14.85	$9.52
Third Quarter	$11.88	$6.90
Fourth Quarter	$10.20	$7.00

SunOpta Inc.                                                                            32                                                                  December 31, 2005 – 10-K

At December 31, 2005, the Company has approximately 619 shareholders of record.

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

Options and warrants exercised during the year

During the year ended December 31, 2005, employees and directors exercised 276,640 (2004 - 232,437; 2003 -1,276,705) common share options and an equal number of common shares were issued for net proceeds of $370,576 (2004 - $777,000; 2003 - $2,257,000).

During the year ended December 31, 2005 no warrants (2004 - 3,206,350; 2003 -1,461,750) were exercised and an equal number of common shares were issued for net proceeds of $nil (2004 - $7,907,740; 2003 -$2,622,000).

During the year ended December 31, 2005, 123,819 (2004 - 76,329; 2003 – nil) shares were issued as part of the employee stock purchase plan for net proceeds of $576,013 (2004 - $438,850; 2003 – $nil).

During the year ended December 31, 2005, 832,625 options were granted at exercise prices ranging from $4.52 to $6.81. (2004 – 588,775; $5.96 to $$7.69); (2003 – 1,152,450; $3.72 to $9.90).

In February 2005 the Opta Minerals, Inc., a reporting segment of SunOpta completed an initial public offering with net proceeds of approximately $14,294,000 (Cdn $17,496,000) including the over-allotment option granted to the underwriters that was executed in March 2005.

Repurchase of securities during the year

During the second quarter of 2005, 33,000 shares were bought back from shareholders for a net cost of $156,978.

Use of Proceeds

The funds raised through the exercise of options and warrants were used for general business purposes including working capital, debt repayment and capital expenditures in existing businesses and for the Food Group acquisitions completed in 2005. The funds raised in 2005 by the Opta Minerals IPO were and will continue to be used by Opta Minerals Inc. for strategic acquisition in new products, technologies, and businesses that expand or compliment Opta Minerals business and for general corporate purposes. Opta Minerals also repaid approximately $13,052,000 (Cdn $15,968,000) of intercompany loans to SunOpta.

SunOpta Inc.                                                                            33                                                                  December 31, 2005 – 10-K

Item 6. Selected Financial Data

The following information has been summarized from the Company’s consolidated financial statements.

Summary (expressed in thousands of U.S. dollars, except per share amounts)

United States GAAP

	2005	2004	2003	2002	2001
Revenues	426,101	306,251	199,099	120,898	92,362
Net earnings	13,558	11,016	8,966	3,701	(231)
Total assets	301,482	220,172	173,756	114,929	79,708
Long-term debt (including current portion)	59,056	35,822	25,036	36,656	16,648
Other long-term obligations (including current portion)	1,195	2,780	2,331	5,056	4,487
Basic earnings (loss) per share	$0.24	$0.20	$0.19	$0.09	$(0.01)
Diluted earnings (loss) per share	$0.24	$0.20	$0.18	$0.09	$(0.01)
Cash dividends	-	-	-	-	-

Exchange rates (U.S. GAAP)

Period end	1.1630	1.2020	1.2965	1.5776	1.5490
Average rate	1.2114	1.3013	1.5703	1.5703	1.4852

Canadian GAAP

	2005	2004	2003	2002	2001
Revenues	426,101	306,251	199,099	120,898	89,822
Net earnings	8,077	9,730	8,697	3,766	19
Total assets	301,482	220,172	173,756	115,287	80,061
Long-term debt (including current portion)	59,056	35,822	25,036	36,656	16,648
Other long-term obligations (including current portion)	1,195	2,780	2,331	5,056	4,487
Basic earnings per share	$0.14	$0.18	$0.19	$0.09	$0.00
Diluted earnings per share	$0.14	$0.18	$0.18	$0.09	$0.00
Cash dividends	-	-	-	-	-

Note: The above table for the year 2001 have been converted from Canadian dollars to U.S. dollars at a rate of convenience of $1.00 U.S. to $1.5928 CDN.

SunOpta Inc.                                                                            34                                                                  December 31, 2005 – 10-K

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

The Company’s 2005 Consolidated Financial Statements include the results of the organization’s three principal operating groups: the SunOpta Food Group (Food Group) accounting for approximately 91% of 2005 revenues, processes, packages and distributes a wide range of natural, organic and specialty food products via its vertically integrated operations with a focus on soy, oat fiber, sunflower, fruit and natural and organic food products; Opta Minerals Inc. (Opta Minerals) with approximately 8% of 2005 revenues, processes, distributes and recycles silica free loose abrasives, industrial minerals, specialty sands and related products and the SunOpta BioProcess Group (formerly StakeTech Steam Explosion Group) accounting for approximately 1% of 2005 revenues, markets proprietary processing technology with significant licensing and application potential in the pulp, food processing and bio-fuel industries. All operating groups are growth oriented, ethical businesses, focused on environmental responsibility and the health and well being of its communities.

During the year, the Company realigned certain operations and updated the names of two operating groups to better reflect their integration within the SunOpta organization. The SunOpta Grains and Soy and Packaged Products Groups have been consolidated and now operate as the SunOpta Grains and Goods Group. In hand with this change the Company transferred the operations of the Kettle Valley Dried Fruit business to the SunOpta Fruit Group, formed during the third quarter of 2005. In addition, the former StakeTech Steam Explosion Group is now identified as the SunOpta BioProcess Group, reflecting the wide range of applications and markets being served by this Group. This Group will continue to be reported as per current practice.

Within the SunOpta Food Group, the Grains and Foods Group represents the foundation of the group and specializes in bringing a number of identity preserved, non-genetically modified and organic grains and related agronomic services to market with a core focus in soy, sunflower, corn and rice. This Group also includes an aseptic packaged products business focused on the production of soymilk and other beverage products and a healthy convenience business focused on roasting and packaging of soy, corn and sunflower products; SunOpta Ingredients Group (Ingredients Group), specializes in the technical processing of specialty food ingredients, with a focus on non-genetically modified, natural, functional and organic offerings; SunOpta Fruit (Fruit Group) specializes in the supply of frozen organic and natural fruit-based products to the private label, food service and industrial markets, the sourcing and supply of private label organic fruits and vegetables from worldwide growers and a healthy convenience food business specialized in private label and branded apple based fruit bars and leathers: and finally, the Canadian Food Distribution Group (Distribution Group) a Canadian national natural, organic, kosher and specialty food distribution network. The results of operations for the expanded reporting segments have been disclosed for 2005 and 2004, but 2003 results have not been expanded due to reporting constraints.

The Management’s Discussion and Analysis (MD&A), detailed below, is presented in five parts, Critical Accounting Estimates, Results of Operations for 2005 versus 2004 (including supplemental segmented information) and 2004 versus 2003, Recent Accounting Developments, Liquidity and Capital Resources, Business and Financial Outlook and Risks and Uncertainties, and should be read in conjunction with the December 31, 2005 Consolidated Financial Statements and accompanying notes.

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

SunOpta Inc.                                                                            35                                                                  December 31, 2005 – 10-K

Revenue recognition

The Company recognizes revenue at the time of delivery of the product or service and when all of the following have occurred: a sales agreement is in place, price is fixed or determinable, and collection is reasonably assured. Details of specific recognition by group are as follows:

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

iii) SunOpta BioProcess Group

The percentage of completion method is used to account for significant contracts when related costs can be reasonably estimated. The Company uses costs or hours incurred to date as a percentage of total expected costs or hours to measure the extent of progress towards completion. License fees related to the right to sell the Company’s technologies are recorded as revenues over the term of the license, when collectibility is reasonably assured.

Accounts Receivable

The Company’s accounts receivable primarily includes amounts due from its customers. The carrying value of each account is carefully monitored with a view to assessing the likelihood of collection. An allowance for doubtful accounts is provided for as an estimate of losses that could result from customers defaulting on their obligation to the Company. In assessing the amount of reserve required, a number of factors are considered including the age of the account, the credit worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions. Because the amount of the reserve is an estimate, the actual amount collected could differ from the carrying value of the amount receivable. Note 3 of the 2005 Consolidated Financial Statements provides an analysis of the movements in the allowance for doubtful accounts.

Inventory

Inventory is the Company’s largest current asset. The Company’s inventory consists primarily of raw materials and finished goods held for sale. Inventories are valued at the lower of cost, valued on a first-in, first-out basis, or estimate net realizable value except certain grain inventories that are carried at market value. SunOpta assesses the net realizable value of its inventory on a regular basis by reviewing, on an item-by-item basis, the realizable value of its inventory, net of anticipated selling costs. If it is management’s judgment that the selling price of an item must be lowered below its cost in order for it to be sold, then the carrying value of the related inventory is written down to the net realizable value. A number of factors would be taken into consideration in assessing the net realizable value including the quantity on hand, age and expiration, historical sales, consumer demand and preferences. Depending on market conditions, the actual amount received on sale could differ from management’s estimate.

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

SunOpta Inc.                                                                            36                                                                  December 31, 2005 – 10-K

As discussed in the notes to the financial statements, the Company has evaluated its goodwill for impairment and has determined that the fair value of the reporting units exceed their carrying value, and as a result no impairment of goodwill has been recorded. Goodwill of $42,429,000 is recorded in the financial statements as at December 31, 2005.

During the year, the Company impaired goodwill and a trademark in the amount of $185,000 primarily due to the exit of certain businesses.

In 2004 the Company impaired trademarks with a pre-tax value of $2,250,000 relating to the acquisition of First Light Foods in 2001. In the fourth quarter of 2004 the Company made the decision to focus all future soy and rice shelf-stable beverage packaging efforts in supplying existing customers only and to market aseptic packaging capabilities to the rapidly growing private label market. The private label market in North America has grown substantially in recent years as retailers recognize the benefit of generating consumer loyalty with an in-house brand. As a result, the Company has de-emphasized the use of brands in the soy and rice shelf-stable beverage market, and have written-off the value of these trademarks recorded on the balance sheet.

Accrued Expenses and Other Assets

The Company is constantly required to make estimates of future payments that will be made and received which relate to current and future accounting periods. These estimates cover items such as accrued but unpaid wages and bonuses, estimates of capital taxes and estimates of amounts receivable under legal suits. In establishing appropriate accruals and receivable balances, management must make judgements regarding the amount of the disbursement or receipts that will ultimately be incurred or received. In making such assessments, management uses historical experience as well as any other special circumstances surrounding a particular item. The actual amount paid or received could differ from management’s estimate.

Income Taxes

The Company is liable for income taxes in the United States and Canada. In making an estimate of its income tax liability the Company must first make an assessment of which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on the Company’s balance sheet. The Company also makes an estimate on the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. Management assesses the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied to, the number of years based on management’s estimate it will take to use the tax assets and any other special circumstances. If different judgements had been used, the Company’s income tax liability could have been different from the amount recorded. In addition, the taxing authorities of those jurisdictions upon audit may not agree with the Company’s assessment. Note 12 of the 2005 Consolidated Financial Statements provides an analysis of the movements in the valuation allowance.

Results of Operations

Change to U.S. GAAP

As of January 1, 2004, SunOpta changed the basis of financial statement preparation from generally accepted accounting principles in Canada to those generally accepted in the United States. This change was made as a majority of the Company’s operations and shareholders are located in the U.S. As a result of this change comparative financial statement balances prior to January 1, 2004 and related notes have been amended to reflect the change to U.S. GAAP. Note 17 to the Consolidated Financial Statements reconciles differences between U.S. and Canadian GAAP.

SunOpta Inc.                                                                            37                                                                  December 31, 2005 – 10-K

2005 Operations Compared With 2004 Operations

Certain prior year figures have been adjusted to conform with the current year presentation and realignment of segmented reporting as noted above.

Consolidated

	Dec 31, 2005	Dec 31, 2004	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	386,541,000	272,722,000	113,819,000	41.7%
Opta Minerals	34,659,000	32,242,000	2,417,000	7.5%
SunOpta BioProcess & Corporate	4,901,000	1,287,000	3,614,000	280.8%
Total Revenue	426,101,000	306,251,000	119,850,000	39.1%

Operating Income[1]
SunOpta Food Group	16,245,000	14,625,000	1,620,000	11.1%
Opta Minerals	3,808,000	3,957,000	(149,000)	(3.8)%
SunOpta BioProcess & Corporate	(3,505,000)	(2,819,000)	(686,000)	24.3%
Total Operating Income	16,548,000	15,763,000	785,000	5.0%

Interest Expense	3,417,000	1,522,000	1,895,000	124.5%
Other income (expense), net	3,571,000	(12,000)	3,583,000
Provision for income taxes	2,566,000	3,139,000	(573,000)	(18.3%)
Minority Interest	578,000	74,000	504,000	681%
Net earnings	13,558,000	11,016,000	2,542,000	23.1%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues for the year increased 39.1% to $426,101,000 based on internal growth of 13.5% or $50,673,000 and acquisitions of $69,177,000. Please note that internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year. Revenue was $122,070,000 in the fourth quarter, representing an increase of 47.7% versus 2004 and the highest quarter in the Company’s history. Internal growth for the fourth quarter was 18.3%.

Operating income increased to $16,548,000, representing an increase of 5.0% versus fiscal 2004. Growth in operating income lagged behind revenue growth due to a number of factors including the downturn in fiber sales due to the dramatic decline in demand for fiber for low-carb diet applications, integration, supply and competitive issues affecting the Canadian Food Distribution Group and increased freight and energy costs across all businesses. Further details on revenue and operating income are provided below by operating group.

Interest expense increased in 2005 due to increased debt including operating lines of approximately $45,000,000, primarily related to acquisitions (including debt assumed) and other growth initiatives and a combination of increased interest rates due to increases in base rates such as LIBOR and increases in the Company’s rate premium over LIBOR with its lenders. The Company’s long term debt to equity ratio is 0.37:1:00, below the Company’s long term target. Bank indebtedness is approximately 15% of eligible accounts receivable and inventory which it finances.

Other income includes the dilution gain related to the initial public offering (IPO) of Opta Minerals Inc. of $5,540,000 offset by write-downs of certain assets and other one time items plus a write-down related to the recovery of the lawsuit awarded in 2004 and additional legal fees incurred during the year related to the lawsuit. Other income in 2004 primarily includes the gain on the previously noted lawsuit of $2,646,000 offset by a number of one time items. The write off in 2004 includes the write-down of a trademark for $2,250,000. For further details see note 19 and note 15 (a) of the consolidated financial statements.

The income tax rate for 2005 is 15.4% recognizing the fact that the dilution gain on the Opta Minerals IPO was not taxable. With the exception of the dilution gain the rate would be approximately 29.2%. The tax rate in 2004 was 22.1%.

SunOpta Inc.                                                                            38                                                                  December 31, 2005 – 10-K

Minority interest in 2005 is $578,000, reflecting the minority interest component of Opta Minerals of $472,000 as a result of the IPO in February 2005 and $106,000 due to the 49.1% minority interest of Organic Ingredients prior to SunOpta acquiring the balance of this Company in April 2005. Minority interest in 2004 is solely attributable to Organic Ingredients.

Net earnings for the year increased by 23.1% due to the factors noted above, with further details provided below for each operating group. Basic and diluted earnings per share are $0.24 for 2005 compared to $0.20 in 2004, a 20% increase. Basic and diluted earnings per share for the fourth quarter was $0.03 and $0.01 respectively for 2005 and 2004.

Canadian readers should note that due to differences between Canadian and U.S. GAAP, primarily related to the treatment of stock option compensation expenses net earnings for the year ended December 31, 2005 under Canadian GAAP were $8,077,000 or $0.14 per basis and diluted common share versus $9,730,000 or $0.18 per basic and diluted common share in 2004. Note 17 to the 2005 consolidated financial statements itemize these differences.

Segmented Operations Information

SunOpta Food Group for the Year Ended:

	Dec 31, 2005 $	Dec 31, 2004 $	Change $	Change %
SunOpta Food Group Revenue
SunOpta Grains & Foods	148,084,000	120,685,000	27,399,000	22.7%
SunOpta Ingredients	63,953,000	66,301,000	(2,348,000)	(3.5%)
SunOpta Fruit	74,628,000	9,790,000	64,838,000	662%
SunOpta Cdn Food Distribution	99,876,000	75,946,000	23,930,000	31.5%
Total SunOpta Food Group Revenue	386,541,000	272,722,000	113,819,000	41.7%

SunOpta Food Group Operating Income (loss)[1]
SunOpta Grains & Food	8,005,000	4,346,000	3,659,000	84.2%
SunOpta Ingredients	3,784,000	6,585,000	(2,801,000)	(42.5%)
SunOpta Fruit	3,165,000	94,000	3,071,000	3267%
SunOpta Cdn Food Distribution	1,291,000	3,600,000	(2,309,000)	(64.1%)
Total SunOpta Food Group Operating Income (loss)	16,245,000	14,625,000	1,620,000	11.1%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The Food Group contributed $386,541,000 or 90.7% of the Company’s total consolidated 2005 revenues versus $272,722,000 or 89.1% in 2004. Internal growth within the Food Group was 13.2%, calculated on a consistent basis, including revenues of acquired businesses integrated from the date of acquisition compared to the same period in the previous year. Internal growth for the fourth quarter was 17.4%, lead by strong internal growth within the Grains and Foods Group and a return to positive internal growth within the Ingredients Group as oat fiber sales are beginning to increase following the decline in the low-carb market.

Gross profit in the Food Group increased by $12,110,000 in 2005 to $63,114,000 or 16.3% of revenues compared to $51,004,000 or 18.7% of revenues in 2004. The decrease in gross margin rate reflects the impact of product

SunOpta Inc.                                                                            39                                                                  December 31, 2005 – 10-K

mix due to the growth in the Fruit Group to approximately 19% of Food Group sales, which has a lower inherent margin rate of approximately 14%, a reduction of margin and volumes of oat fiber which in 2004 was one of the Company’s higher margin products and a reduction of margin rate on fresh produce within the Distribution Group due to supply and competitive pressures. Margins for the fourth quarter were 15.6% in 2005 and 17.5% in 2004, lower than the annual average due to the seasonal nature of the Company’s sales and the acquisitions in the Fruit Group which occurred late in the second quarter of 2005.

Selling, general and administrative expenses increased to $36,513,000 or 9.4% of revenues in 2005 from $30,395,000 or 11.1% of revenues in 2004. The decline in rate is due to the change in business mix as a result of acquisitions in both the Fruit Group and Grains and Foods Group which have lower inherent SG&A as a percent of sales and due to certain synergies and cost reduction programs implemented throughout the Food Group including reductions in the Distribution Group due to combining acquired businesses plus the reduced impact of Sarbanes-Oxley compliance costs.

Warehousing and distribution costs increased by $4,643,000 to $10,659,000 in 2005 versus $6,016,000 in 2004. The increase is due to acquisitions completed within the Distribution Group in 2004 and are discussed within the Distribution Group section of this MD&A Warehousing and distribution expenses related to manufacturing operations are included within cost of sales.

Foreign exchange gain for the year was $303,000 compared to $32,000 in 2004.

Resulting operating earnings within the Food Group were $16,245,000 in 2005 compared to $14,625,000 in 2004, an 11.1% increase. For the fourth quarter of 2005 operating earnings were $4,695,000 compared to $2,001,000 in 2004, a 135% increase. With the exception of the Distribution Group, all operating groups improved their operating earnings in the fourth quarter as compared to 2004. Key factors and trends that should continue into 2006 include, strong volume growth in aseptic packaged products which will further increase with the addition of a new customer in early 2006, oat fiber sales which are increasing as the Ingredients Group adds new customers, products and applications, and the benefit of rollover acquisitions and continued internal growth within the Fruit Group. The Distribution Group has also taken steps in the third and fourth quarter of 2005 to reduce warehousing and SG&A costs and focus on targeted revenue growth and this is expected to have a positive impact in 2006. Readers should be advised that internal product transfers between the groups are accounted for at cost. See the individual segments within the Food Group below for further detailed commentary related to 2005 results and 2006 outlook.

SunOpta Grains & Foods Group

	Dec 31, 2005 $	Dec 31, 2004 $	Change $	Change %
Revenue	148,084,000	120,685,000	27,399,000	22.7%
Gross Margin	16,418,000	13,134,000	3,284,000	25.0%
Gross Margin %	11.1%	10.9%	0.2%
Operating Income[1]	8,005,000	4,346,000	3,659,000	84.2%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The Grains and Foods Group contributed $148,084,000 in revenues in 2005 versus $120,685,000 in 2004, a 22.7% increase. Revenues were favourably impacted by the acquisition of Earthwise Processors in the second quarter contributing $5,717,000 in revenues and internal growth including internal growth on the Earthwise acquisition of 19.6%. The Group realized increases of $11,470,000 in aseptic based product sales due to the annualized impact of the Vitasoy contract awarded in August 2004 plus increases in revenues with its other aseptic customers; increases in sunflower product sales of $5,780,000 due to higher prices in the early part of 2005 and additional supply due to additional contracted acreage in Texas; increases in roasted products from the Group’s healthy convenience facility of $2,921,000, and $2,621,000 in additional food ingredient sales, primarily private

SunOpta Inc.                                                                            40                                                                  December 31, 2005 – 10-K

label ESL soy products. These increases were offset by revenue decreases of $1,110,000 primarily attributable to a reduction of liquid soy base sales, as a major customer continues to increase internal processing capacity.

Gross margin in the Grains and Foods Group increased by $3,284,000 in 2005 to $16,418,000 or 11.1% of revenues, as compared to $13,134,000 or 10.9% of revenues in 2004. Better margin rates were realized on IP Soybeans and soy-based products due to the better 2004 crop year and certain soy-based cancellation fees received which have no inherent costs. Aseptic margins have increased from 9.6% to 11.0% primarily due to margin improvement in the fourth quarter compared to last year due to a combination of increased volumes and the impact of numerous equipment upgrades and cost reduction initiatives. Sunflower margin rates are lower at 10.4% compared to 12.5% in 2004 due to the higher mix of low margin miscellaneous products related to the poor Texas crop that was sold as bird seed in the third and fourth quarters.

The increase in Operating Income of $3,659,000 to $8,005,000 reflects the increase in Gross Margin as noted above, plus an increase in foreign exchange gains of $378,000 reflecting gains realized on Euro contracts entered into to hedge against sales by the Group in Euros. Selling, general and administrative costs remained virtually unchanged at $8,682,000, however as a percent of revenues declined to 5.9% from 7.2% in the previous year, due in most part to synergies realized with the Earthwise acquisition and higher revenues through existing facilities and with existing customers.

Looking forward, 2005’s soy, sunflower and corn crops are in excellent condition, boding well for 2006’s throughput and gross margins, however ample world supply may also mean pricing pressure on certain products such as sunflower bakery kernel and soy beans. The addition of a significant customer at the aseptic facility will increase revenues and margins at this facility and lower overall throughput costs due to the increased production base. Demand continues strong for both the groups ESL soy beverage products and dry roasted ingredients and packaged products.

SunOpta Ingredients Group

	Dec 31, 2005 $	Dec 31, 2004 $	Change $	Change %
Revenue	63,953,000	66,301,000	(2,348,000)	(3.5%)
Gross Margin	11,150,000	14,363,000	(3,213,000)	(22.4%)
Gross Margin %	17.4%	21.7%	(4.3%)
Operating Income[1]	3,784,000	6,585,000	(2,801,000)	(42.5%)

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The Ingredients Group contributed revenues of $63,953,000 in 2005 as compared to $66,301,000 in 2004, a 3.5% decline. The decrease is attributable to the year over year impact of the decline in the low carb market as oat fiber revenues decreased by $2,606,000 compared to 2004. The low carb market began to decline at the beginning of Q4 2004. The Company is encouraged by the fact that for the first time in four quarters, oat fiber revenues in the fourth quarter were higher than the same quarter in the previous year at $7,040,000 versus $6,600,000 respectively. The increase is due to the addition of new accounts, new applications including pet food and line extensions of the existing products. Bran products and the production of guar fiber products have also performed well in the year with increases of $904,000 and $1,209,000 respectively, offsetting declines in revenues of $1,855,000 due to a reduction in certain packaging and technical processing volumes.

Gross margin in the Ingredients Group decreased by $3,213,000 and margin rate declined by 4.3% from 21.7% to 17.4%. The decline can be attributed primarily to the decline in oat fiber volumes and prices. Approximately $2,200,000 can be attributed to reduced margin rates caused by lower pricing and throughputs for oat fiber and $900,000 can be attributed to reduced margin due to lost fiber volumes. The remaining net decline of $113,000 is due to higher energy costs, offset by lower depreciation expense and the impact of cost reduction initiatives.

Selling, general and administrative expenses decreased to $7,377,000 in 2005 versus $7,869,000 in 2004. The decrease is due to reduced bonus expense and improved focus on discretionary spending.

SunOpta Inc.                                                                            41                                                                  December 31, 2005 – 10-K

The Group had a foreign exchange gain in 2005 of $11,000 compared to a gain in 2004 of $91,000. Previous year gains were due to the St. Thomas Canada facility which was closed in mid 2004.

Operating income of $3,784,000 declined by $2,801,000 due to the factors noted above.

As previously, noted the demand for low-carb products declined in 2005. Many of the Company’s customers reduced their demand for oat fiber utilized in low-carb applications, as they either suspended new low-carb product development or worked through inventories built-up in prior quarters. The Company also experienced significant competitive pricing pressure in this market and has been aggressively defending its market share. These factors had a significant impact on the Company’s fiber facilities and the operating results of the Ingredients Group in 2005. However, fiber enriched foods and many new applications continue to grow and represent a significant opportunity going forward.

In hand with fiber fortification opportunities during 2005 the Company expanded its focus on international markets for oat fiber and added a dedicated international sales resource to drive this business. In addition, the Company continues to assess a number of options to establish oat fiber processing in international markets. During 2005 the Company launched a line of organic oat fiber, organic soy fiber, organic okara and developed a unique process for the production of conventional soy fiber. The Company continues to actively develop its processes and research and development to expand its line of fiber offerings, including the development of both soluble fibers and insoluble fibers derived from sources other than oat, and new applications such as pet food.

The Company is encouraged that fourth quarter 2005 fiber sales were higher than fourth quarter 2004 sales. The Company expects that same quarter sales in each quarter of 2006 will be higher than 2005 as the Group continues to add new customers, products and applications.

SunOpta Fruit Group

	Dec 31, 2005 $	Dec 31, 2004 $	Change $	Change %
Revenue	74,628,000	9,790,000	64,838,000	662%
Gross Margin	10,431,000	2,368,000	8,063,000	341%
Gross Margin $	14.0%	24.2%	(10.2%)
Operating Income[1]	3,165,000	94,000	3,071,000	3267%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Effective July 1, 2005, the Company expanded its segment reporting within the SunOpta Food Group to include the SunOpta Fruit Group. The SunOpta Fruit Group comprises the 2005 acquisitions of Pacific Fruit Processors and Cleugh’s Frozen Foods as well as the previous acquisitions of Organic Ingredients in 2004 and Kettle Valley Dried Fruit in 2003. Almost all the revenue increase is from acquisitions in 2005 and 2004, however internal growth based on pre and post acquisition revenues is approximately 28%, with Organic Ingredients almost doubling their business from 2004.

The decline in Gross Margin rate from 2004 reflects the lower inherent margin rates in the acquired businesses and reduced margins in Kettle Valley (offsetting reduced SG&A) as the business focus shifts to private label versus branded products.

To improve the Operating Income in future periods, management has implemented a cost reduction / profit improvement plan across the group. The plan is based upon consolidated purchasing reduced workers compensation insurance and employee benefit costs and a number of operating efficiency improvements. Continued internal revenue growth is expected for this Group in 2006 based upon realized or expected to be realized new private label contracts, new product offerings, increased capacity and increased leveraging of the groups world wide supply capabilities.

SunOpta Inc.                                                                            42                                                                  December 31, 2005 – 10-K

SunOpta Canadian Food Distribution Group

	Dec 31, 2005 $	Dec 31, 2004 $	Change $	Change %
Revenue	99,876,000	75,946,000	23,930,000	31.5%
Gross Margin	25,115,000	21,139,000	3,976,000	18.8%
Gross Margin %	25.1%	27.8%	(2.7%)
Operating Income[1]	1,291,000	3,600,000	(2,309,000)	(64.1%)

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The Distribution Group contributed revenues of $99,876,000 in 2005 versus $75,946,000 in 2004, an increase of $23,930,000 or 31.5%. Internal growth within the Group including growth at acquired companies was 7.3% or $6,777,000. The remaining increase of $17,153,000 was due to acquisitions completed in 2004 of Supreme Foods, Distribue-Vie, Snapdragon and Kofman-Barenholtz. The late acquisition in 2005 of Hahamovitch had no impact on revenues as the company was substantially shut down for the balance of the year after SunOpta’s acquisition.

Gross margin rates decreased in 2005 by 2.7% versus 2004. Margin rates have declined approximately 5% on the fresh produce markets side of the business due to more competitive pricing to maintain market share and supply issues which plagued the first half of the year. Margin rates on grocery products remained consistent year over year.

Warehousing and distribution costs increased to $10,659,000 from $6,016,000 in 2004. Selling, general and administrative expenses increased to $13,216,000 in 2005 versus $11,620,000 in 2004. As a percentage of revenues, warehouse and distribution and SG&A have increased to 23.9% of revenues compared to 23.2% in 2004. The increase reflects the impact of the decrease in sales price noted above, the cost of carrying duplicate warehouses during the bulk of 2005 and integration issues within the Distribution Group. The Company has taken a series of steps to reduce costs and improve profitability including consolidation of central Canadian warehouses, consolidation of its Western Canadian facilities to service all fresh produce and fruit distribution, reduction in SG&A overhead, cost initiatives focused on reduced spoilage and labor costs and targeted new listings and product lines. The acquisition of Hahamovitch will also provide synergies in SG&A costs as well as freight, logistics and purchasing. During the fourth quarter the company realized a rate of 24.1% of revenue for warehouse, distribution and SG&A costs compared to 25.1% for the same period in 2004, reflecting improvement after consideration for seasonality as the fourth quarter is traditionally a lower revenue quarter.

A gain of $51,000 was realized on foreign exchange in the Group compared to $97,000 during 2004.

The decline in operating income is due to the reduction in Gross Margin rate within the fresh produce segment of the business and higher warehouse, distribution and SG&A costs in the first part of the year related to the new warehouse in Toronto, prior to consolidation and integration.

In just over two years the Company has grown its Distribution Group from zero to an exit rate in 2005 of approximately $110,000,000, distributing 7,000 natural and organic products and 5,000 kosher products. During 2005, the Group completed its new state-of-the-art, environmentally friendly, 135,000 square foot warehouse in Toronto and moved the operations of Supreme Foods Limited, Snapdragon Natural Foods and Kofman-Barenholtz into the facility. The Group has also consolidated its fresh produce and fruit warehousing and distribution in Western Canada in the fourth quarter which has reduced spoilage costs and labor and allowed the group to continue to grow its grocery distribution business without an increase in warehouse distribution space. Late in the year the Group acquired Hahamovitch, further expanding its distribution reach in Eastern Canada. The Group will continue with its integration efforts in 2006, including leveraging its national sales and distribution capabilities, freight and logistic synergies, the implementation of a consolidated information system and implementation of warehouse technologies including radio frequency to drive better warehouse practices and cost savings.

SunOpta Inc.                                                                            43                                                                  December 31, 2005 – 10-K

Opta Minerals

	Dec 31, 2005 $	Dec 31, 2004 $	Change $	Change %
Revenue	34,659,000	32,242,000	2,417,000	7.5%
Gross Margin	7,495,000	7,021,000	474,000	6.8%
Gross Margin %	21.6%	21.8%	(0.2%)
Operating Income[1]	3,808,000	3,957,000	(149,000)	(3.8%)

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Opta Minerals contributed $34,659,000 or approximately 8.1% of the total Company’s consolidated revenues in the year ended December 31, 2005, compared to $32,242,000 or 10.5% in 2004. Internal growth for the year was 6.4% and 6.0% for the fourth quarter. The increase in revenue from 2005 to 2004 is due to net increases in revenues at certain U.S. abrasive facilities (Virginia Materials, Baltimore and Hardeeville) of $1,856,000 as the Baltimore and Hardeeville facilities became fully commissioned during the year, increases at Canadian based facilities of $678,000, primarily due to appreciation of the Canadian dollar offset by weakness in the foundry and automotive industries for the Group’s products and other increases of $356,000, including the acquisition of abrasive production assets located in Attica, New York. These increases were offset by a decline in revenues from the Louisiana abrasives facility of $473,000 due to the impact of hurricane Katrina.

The increase in gross margin is due to the previously mentioned increase in volumes and margin rates at the U.S. abrasive facilities of approximately $1,061,000. Offsetting the increase are net declines in margins of $587,000 primarily due to higher freight costs that could not be passed through, and reduced margins at Louisiana due to the volume decline.

Selling, general and administrative expenses increased by $896,000 to $3,954,000 or 11.4% of revenues in 2005, compared to $3,058,000, or 9.5% in revenues in 2004. Approximately half the increase is due to the appreciation of the Canadian dollar as most of the SG&A expenses are incurred at the Canadian head office. The remainder is due to increases in head count and costs associated with becoming a public company, as well as increases to the sales force related to the additional facilities.

Opta Minerals realized $269,000 in foreign exchange gains during the year compared to a loss of $6,000 in 2004.

SunOpta BioProcess Group and Corporate Office

	Dec 31, 2005 $	Dec 31, 2004 $	Change $	Change %
Revenue	4,901,000	1,287,000	3,614,000	280.8%
Gross Margin	887,000	414,000	475,000	114.7%
Gross Margin %	18.1%	32.2%	(14.1%)
Operating Income (Loss)[1]	(3,505,000)	(2,819,000)	(686,000)	(24.3%)

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues of $4,901,000 in 2005 versus $1,287,000 in 2004 were primarily derived from equipment supply, pre-engineering and research and development work with Abengoa Bio Energy on processes to be utilized in the production of cellulosic ethanol. The 2004 revenue relates to pre-engineering and research and development work with Abengoa.

SunOpta Inc.                                                                            44                                                                  December 31, 2005 – 10-K

Gross margin rate in the BioProcess Group of 18.1% in 2005 compared to 32.2% in 2004 is due to product mix as equipment supply margins are lower than what is realized on pre-engineering and research and development services.

Selling, general and administrative expenses were $5,165,000 in 2005 compared to $3,772,000 in 2004, an increase of $1,393,000. Approximately $850,000 of the increase is due to higher information technology costs including hosting of Oracle, amortization of Oracle related costs and additional personnel and consultants related to the Oracle implementation as well as consolidation and standardization of many IT functions and processes throughout the Company. Approximately $300,000 of the increase is related to translation of Canadian based costs to U.S. dollars as the Canadian dollar average rate for 2005 was 1.21 compared to 1.30 in 2004. The remaining $243,000 is due to general increases related to a growing public Company including increases in personnel and related costs, travel and investor relations.

The Group had a foreign exchange gain of $771,000 in 2005 compared to $539,000 in 2004. $244,000 of the gain in 2005 is due to derivative contracts in place to hedge the Euro denominated Abengoa contract to Canadian dollars. This contract has been marked to market creating a gain as the Canadian dollar has appreciated against the Euro. The remaining gains are from corporate and relate to the appreciation of the Canadian dollar compared to the U.S. dollar.

The BioProcess and Corporate Operating loss in 2005 of $3,505,000 compared to $2,819,000 in 2004 was due to the factors noted above.

The BioProcess Group will continue to work on contracts with Abengoa BioEnergy related to the development and commercialization of processes to be utilized in the production of cellulosic ethanol. Demand for cellulosic ethanol applications from biomass continues to increase as many countries attempt to reduce its dependence on crude oil. The SunOpta BioProcess Group’s continuous biomass pretreatment technology is well suited for the conversion of biomass for subsequent conversion to ethanol. The Group will continue to focus on cellulosic ethanol applications in 2006. Also in 2006, the Group will continue to pursue a number of food based opportunities including the development of this technology in the production of the Company’s own fibers. The Company believes that the potential ethanol, food and pulping applications present significant opportunities for the future of this technology.

Revised Segments for 2005 – Supplemental Segmented Information (unaudited)

With the change in our segments we have recast the segmented information by quarter for 2005.

First Quarter of 2005

	SunOpta Food Group $	Opta Minerals $	SunOpta BioProcess and Corporate $	Consolidated $

Revenues	78,205,000	7,738,000	280,000	86,223,000

Operating income	3,343,000	837,000	(900,000)	3,280,000

	SunOpta Grains & Foods Group $	SunOpta Ingredients Group $	SunOpta Fruit Group $	Canadian Food Distribution Group $	SunOpta Food Group $

Revenues	31,180,000	15,153,000	6,390,000	25,482,000	78,205,000
Operating income	1,612,000	676,000	365,000	690,000	3,343,000

SunOpta Inc.                                                                            45                                                                  December 31, 2005 – 10-K

Second Quarter of 2005

	SunOpta Food Group $	Opta Minerals $	SunOpta BioProcess and Corporate $	Consolidated $

Revenues	92,555,000	9,839,000	464,000	102,858,000

Operating income	5,054,000	1,621,000	(982,000)	5,693,000

	SunOpta Grains & Foods Group $	SunOpta Ingredients Group $	SunOpta Fruit Group $	Canadian Food Distribution Group $	SunOpta Food Group $

Revenues	38,956,000	16,647,000	10,230,000	26,722,000	92,555,000
Operating income	2,880,000	1,062,000	500,000	612,000	5,054,000

Third Quarter of 2005

	SunOpta Food Group $	Opta Minerals $	SunOpta BioProcess and Corporate $	Consolidated $

Revenues	104,484,000	8,520,000	1,946,000	114,950,000

Operating income	3,180,000	948,000	(266,000)	3,862,000

	SunOpta Grains & Foods Group $	SunOpta Ingredients Group $	SunOpta Fruit Group $	Canadian Food Distribution Group $	SunOpta Food Group $

Revenues	38,106,000	15,841,000	28,217,000	22,321,000	104,484,000
Operating income	1,399,000	929,000	1,068,000	(216,000)	3,180,000

Fourth Quarter of 2005

	SunOpta Food Group $	Opta Minerals $	SunOpta BioProcess and Corporate $	Consolidated $

Revenues	111,296,000	8,562,000	2,212,000	122,070,000

Operating income	4,670,000	402,000	(1,358,000)	3,714,000

	SunOpta Grains & Foods Group $	SunOpta Ingredients Group $	SunOpta Fruit Group $	Canadian Food Distribution Group $	SunOpta Food Group $

Revenues	39,842,000	16,311,000	29,792,000	25,351,000	111,296,000
Operating income	2,115,000	1,118,000	1,232,000	205,000	4,670,000

SunOpta Inc.                                                                            46                                                                  December 31, 2005 – 10-K

Consolidated 2005

	SunOpta Food Group $	Opta Minerals $	SunOpta BioProcess and Corporate $	Consolidated $

Revenues	386,540,000	34,659,000	4,902,000	426,101,000

Operating income	16,247,000	3,808,000	(3,506,000)	16,548,000

	SunOpta Grains & Foods Group $	SunOpta Ingredients Group $	SunOpta Fruit Group $	Canadian Food Distribution Group $	SunOpta Food Group $

Revenues	148,084,000	63,952,000	74,629,000	99,876,000	386,540,000
Operating income	8,006,000	3,785,000	3,165,000	1,291,000	16,247,000

(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2004 Operations Compared With 2003 Operations

Certain prior year figures have been adjusted to conform to the current year presentation and segmented reporting.

Consolidated

Segmented Operations Information

SunOpta Food Group for the Year Ended:

	Dec 31, 2004	Dec 31, 2003	Change	Change
	$	$	%	%
Revenue
SunOpta Food Group	272,722,000	173,807,000	98,915,000	56.9%
Opta Minerals	32,242,000	24,831,000	7,411,000	29.8%
SunOpta BioProcess & Corporate	1,287,000	461,000	826,000	179.2%
Total Revenue	306,251,000	199,099,000	107,152,000	53.8%

Operating Income[1]
SunOpta Food Group	14,625,000	12,183,000	2,442,000	20.0%
Opta Minerals	3,957,000	2,479,000	1,478,000	59.6%
SunOpta BioProcess & Corporate	(2,819,000)	(3,338,000)	519,000	(15.5%)
Total Operating Income	15,763,000	11,324,000	4,439,000	39.2%

Interest Expense	1,522,000	1,942,000	420,000	21.6%
Other income (expense), net includes write-off	(12,000)	585,000	(597,000)	(102.1%)
Provision for income taxes	3,139,000	1,001,000	2,138,000	213.6%
Minority Interest	74,000	-	74,000	-
Net earnings	11,016,000	8,966,000	2,050,000	22.9%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues for the year ended December 31, 2004, increased by 53.8% versus 2003. The revenue increase of $107,152,000 was attributable to a $98,915,000 increase in revenue from the Food Group, an increase of $7,411,000 in revenue from Opta Minerals Inc., and an increase in revenue attributable to the SunOpta BioProcess Group of $826,000. Internal growth for the year was approximately 14.5% or $29,152,000 with approximately $78,000,000 of the revenue increase coming from acquisitions completed in 2003 and 2004.

SunOpta Inc.                                                                            47                                                                  December 31, 2005 – 10-K

Operating income in the year ended December 31, 2004 was $15,763,000, an increase of $4,439,000 or 39.2%. The increase was attributable to both the Food Group and Opta Minerals Inc., which increased by $2,442,000 or 20.0% and $1,478,000 or 59.6% respectively, when compared to 2003. The increase also reflected a reduced net loss from the Corporate and SunOpta BioProcess Group of $519,000. The individual groups are described below within segmented operations information.

Interest expense decreased to $1,522,000 in the year ended December 31, 2004 from $1,942,000 in 2003. The decrease in interest expense was a result of improved interest rates being made available to the Company after the completion of the equity financing in August 2003, partially offset by the increase in the Company’s banking facility in July 2004. Interest expense was also higher in 2003 due to the loss on extinguishment of debt of $183,000 relating to an early redemption of a convertible debenture and the increase in borrowings prior to the equity financing to support acquisitions and internal growth.

The provision for income taxes in 2004 reflected the reversal of valuation allowances against loss carry forwards relating to certain U.S. and Canadian operations as their utilization was considered more likely than not. Without this reversal the tax rate would have been approximately 33.8%. The effective tax rate was 22.1% in 2004 compared to 10.0% in 2003. The 2003 effective tax rate was also impacted by a reduction of valuation allowances, without this reduction the effective tax rate would have been 34.8%..

The Company’s net earnings for the year ended December 31, 2004 were $11,016,000 or $0.20 per basic common share (diluted - $0.20) compared to $8,966,000 or $0.19 per basic common share (diluted - $0.18) in 2003, an increase in net earnings of 22.9%.

Canadian readers should note that due to differences between Canadian and U.S. GAAP, net earnings for the year ended December 31, 2004 under Canadian GAAP were $9,730,000 or $0.18 per basic common share (diluted - $0.18) versus a $8,697,000 or $0.19 per basic common share (diluted - $0.18) in 2003. Note 17 to the 2005 Consolidated Financial Statements itemize these differences.

Segmented Operations Information

SunOpta Food Group for the Twelve Months Ended:

	Dec 31, 2004 $	Dec 31, 2003 $	Change $	Change %
SunOpta Food Group Revenue
SunOpta Grains & Foods	120,685,000	94,986,000	25,699,000	27.1%
SunOpta Ingredients	66,301,000	50,978,000	15,323,000	30.1%
SunOpta Fruit	9,790,000	2,772,000	7,018,000	253.2%
SunOpta Cdn Food Distribution	75,946,000	25,071,000	50,875,000	202.9%
Total SunOpta Food Group Revenue	272,722,000	173,807,000	98,915,000	56.9%

SunOpta Food Group Operating Income (loss)[1]
SunOpta Grains & Foods	4,345,000	6,666,000	(2,321,000)	(34.8%)
SunOpta Ingredients	6,586,000	4,509,000	2,077,000	46.1%
SunOpta Fruit	94,000	130,000	(36,000)	(27.7%)
SunOpta Cdn Food Distribution	3,600,000	878,000	2,722,000	210.0%
Total SunOpta Food Group Operating Income (loss)	14,625,000	12,183,000	2,442,000	20.0%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Food Group contributed $272,722,000 or 89.1% of the Company’s total consolidated 2004 revenues versus 87.3% in 2003. Approximately $86,375,000 of the $98,915,000 increase in revenues was attributable to the acquisitions completed throughout 2003 and 2004. Internal growth within the Food Group was 13.2%, calculated on a consistent basis including revenues of acquired businesses integrated from the date of acquisition as compared to the same period in the previous year. Note 2 of the 2004 Consolidated Financial Statements provides further details of the 2004 acquisitions.

Gross profit in the Food Group increased by $20,918,000 in 2004 to $51,004,000 or 18.7% of revenues as compared to 17.3% of revenues in 2003. The increase in gross profit reflect improved product mix, pricing and

SunOpta Inc.                                                                            48                                                                  December 31, 2005 – 10-K

cost reduction efforts. Higher margins have been seen particularly in the Distribution Group, which has become a more significant segment within the Food Group.

Resulting operating income in the Food Group was $14,625,000 in 2004, an increase of $2,442,000 or 20.0% compared to 2003. Selling, general and administrative expenses increased to 11.1% of revenues in 2004 from 8.8% of revenues in 2003. The increase was due primarily to acquisitions in the Distribution Group completed in 2003 and 2004 which inherently have higher inherent percentages of SG&A expenses, partially offset by certain synergies and cost reduction programs implemented throughout the Food Group. Warehouse and distribution costs, within the Distribution Group increased by 154.4% in 2004 to $6,016,000, the increase being attributable to the impact of the acquisitions in 2003 and 2004. Warehousing and distribution expenses for all other groups within the Food Group relate to manufacturing operations, and thus are included within cost of sales.

Readers should be advised that internal product transfers between the groups are accounted for at cost. See the individual segments within the Food Group below for more detailed commentary.

SunOpta Grains & Foods Group

	Dec 31, 2004 $	Dec 31, 2003 $	Change $	Change %
Revenue	120,685,000	94,986,000	25,699,000	27.1%
Gross Margin	13,134,000	11,436,000	1,698,000	14.8%
Gross Margin %	10.9%	12.0%	(1.2%)
Operating Income[1]	4,345,000	6,666,000	(2,321,000)	(34.8%)

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Grains & Foods Group revenues in 2004 were $25,699,000 or 27.1% higher than in 2003. Revenues were favourably impacted by the acquisitions of Sigco Sun Products and Dakota Gourmet in late 2003 totalling $31,033,000 (including significant internal growth) plus increases in IP corn sales, organic feed and food ingredient sales. These increases were offset by revenue decreases attributable to the short soybean and commodity corn crop in 2003 caused by draught and insect damage which was reflected in the 2004 revenue. Aseptic packaged and consumer products revenues were negatively affected by the group’s largest customer who changed its ordering patterns and another significant customer whose volumes were lower due to making a decision to concentrate on a private label program during the year.

Gross margin in the Grains & Foods Group increased by $1,698,000 in 2004, however, gross margin as a percentage of sales declined to 10.9% from 12.0% in 2003. The decrease in gross profit margins was primarily related to lower margins on soybean and corn crop revenues due to limited supply causing cost increases especially in the later half of 2004, fixed revenue contracts in organic feed which had a significant impact in the year on margins and decreased revenues of liquid soy base which has an inherently higher margin rate. The decrease was offset by the sunflower product and packaged product lines acquired through the Sigco Sun Products and Dakota Gourmet acquisitions which have higher gross margins than other products noted. Gross margin percentage in aseptic packaged and consumer products declined from 12.7% in 2003 to 9.7% in 2004, due in part to lower margins on rice based products and lost volumes as noted above.

Operating income decreased by $2,321,000 in 2004 versus the prior year, primarily due to the decline in gross margin rates on the base businesses as noted above. In addition, operating income was negatively impacted by foreign exchange losses of $110,000 which were recognized in 2004.

During the year the Company completed an upgrade at the Hope, Minnesota grain processing facility, which expanded both the shipping and grain segregation capabilities. The Company also completed an expansion of the warehouse and processing capabilities at the Breckenridge, Minnesota location. These initiatives upgrade product quality and sorting capabilities and will be extremely important as the Company expands further into international grains markets.

The Company completed the installation and commissioning of a third Tetra Quart filler at its aseptic packaging facility in late 2004, and in January 2005 the Company also completed a 45,000 square foot warehouse expansion and office consolidation at this facility. The expansion included robotic palletizing equipment which is expected to generate operating efficiencies and assist in a further reduction in operating costs. The efforts required to

SunOpta Inc.                                                                            49                                                                  December 31, 2005 – 10-K

commission these two major capital expansion projects had a negative impact on the operations and margins at this facility in the fourth quarter of 2004.

SunOpta Ingredients Group

	Dec 31, 2004 $	Dec 31, 2003 $	Change $	Change %
Revenue	66,301,000	50,978,000	15,323,000	30.1%
Gross Margin	14,363,000	12,148,000	2,215,000	18.2%
Gross Margin %	21.7%	23.8%	(2.2%)
Operating Income[1]	6,586,000	4,509,000	2,077,000	46.1%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Ingredients Group contributed revenues of $66,301,000 in 2004, a 30.1% increase over the prior year. The increase in revenue was primarily attributable to increased sales of oat fiber, custom blends and technical processing. Oat fiber increases of $8,392,000 resulted from the demand generated by low carb diets and fiber enriched foods and were supported by increased capacity at the Company’s Cambridge facility and the newly acquired facility in Cedar Rapids, Iowa. An increase of $2,230,000 in dairy blends was realized due to increased volumes and pricing compared to the prior year. An increase in technical processing of $2,404,000 was due to capital initiatives completed during the year. The remaining increase of $2,297,000 was spread over a variety of products.

Gross margin in the Ingredients Group increased by $2,215,000 in 2004 to 21.7% of revenue compared to 23.8% of revenue in 2003. Gross margin was positively influenced by increased revenues of key products, offset by reduced margins within oat fiber especially in the latter part of the year, due to lower pricing to maintain market share and the impact of start-up issues related to the new brans and germ facility in Cambridge, Minnesota.

Operating income increased by $2,077,000 or 46.1% versus the prior year. The increase was due primarily to an increase in gross margin dollars (noted above) and a positive foreign exchange variance of $275,000 related to the operation of the groups Canadian based St. Thomas facility. The positive impact from margin and foreign exchange was offset by increased selling, general and administration costs of $1,287,000 to support the increased sales.

As previously, noted the demand for low-carb products began to fall off in late 2004. Many of the Company’s customers reduced their demand for oat fiber utilized in low-carb applications, as they either suspended new low-carb product development or continued to work through inventories built-up in prior quarters. The Company also experienced significant competitive pricing pressure in this market and was aggressively defending its market share. These factors had a significant impact on the Company’s fiber facilities and the operating results of the Ingredients Group in the fourth quarter.

In hand with fiber fortification opportunities the group expanded its focus on international markets for oat fiber, added a dedicated international sales resource to drive this business plus commenced development of a number of pet food applications. In addition, the Company began assessing a number of options to establish oat fiber processing in international markets.

SunOpta Fruit Group

	Dec 31, 2004 $	Dec 31, 2003 $	Change $	Change %
Revenue	9,790,000	2,772,000	7,018,000	253.2%
Gross Margin	2,368,000	1,111,000	1,257,000	113.1%
Gross Margin %	24.2%	40.1%	(15.9%)
Operating Income[1]	94,000	130,000	(36,000)	(27.7%)

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Fruit Group contributed revenues of $9,790,000 in 2004, a 253.2% increase compared to 2003. The increase in revenues was attributable to the May 2003 acquisition of Kettle Valley Dried Fruit and the September 2004 acquisition of 51.1% of Organic Ingredients, Inc..

SunOpta Inc.                                                                            50                                                                  December 31, 2005 – 10-K

Gross margin in the SunOpta Fruit Group increased by $1,257,000 in 2004 to 24.2% of revenue as compared to 40.1% of revenue in 2003. The gross margin rate was influenced by the acquisition of Organic Ingredients in the fourth quarter, as Organic Ingredients has inherently lower gross margin rates than Kettle Valley Dried Fruit, plus the decision by Kettle Valley to focus on private label products .

Operating income decreased by $36,000 or 27.7% versus the prior year. The decrease was due to increased selling, general and administrative costs to support expected internal growth within Kettle Valley Dried Fruit and the shift to private label offset by increased operating income related to the acquisition of Organic Ingredients.

The Company’s Kettle Valley fruit bar operations grew significantly in the fourth quarter of 2004 due primarily to private label contracts. Production expansions were required to meet the additional demand from these facilities. The bulk of these improvements were completed in the fourth quarter and the Company was focused on expanding its sales efforts to fill the expanded capacity.

SunOpta Canadian Food Distribution Group

	Dec 31, 2004 $	Dec 31, 2003 $	Change $	Change %
Revenue	75,946,000	25,071,000	50,875,000	202.9%
Gross Margin	21,139,000	5,391,000	15,748,000	292.1%
Gross Margin %	27.8%	21.5%	6.3%
Operating Income[1]	3,600,000	878,000	2,722,000	310.0%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues for the SunOpta Canadian Food Distribution Group were favourably impacted by the acquisitions completed in 2003 (Pro Organics) and 2004 (Supreme Foods, Distribue-Vie, Snapdragon and Kofman-Barenholtz) and internal growth within the grocery segment.

Gross margin increased by $15,748,000 in 2004 to $21,139,000 as compared to the prior year. The increase in gross profit was attributable to acquisitions and the synergies recognized in the Company’s previously existing and acquired businesses.

Operating income in the Distribution Group was $3,600,000 in 2004, a 210% increase over the prior year. This increase was primarily attributable to the operating income related to the acquisitions completed in 2003 and during 2004.

Opta Minerals Inc.

	Dec 31, 2004 $	Dec 31, 2003 $	Change $	Change %
Revenue	32,242,000	24,831,000	7,411,000	29.8%
Gross Margin	7,021,000	5,132,000	1,889,000	36.8%
Gross Margin %	21.8%	20.7%	1.1%
Operating Income[1]	3,957,000	2,479,000	1,478,000	59.6%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Opta Minerals contributed $32,242,000 or 10.5% of the total Company’s consolidated revenues in the year ended December 31, 2004, compared to 12.5% in 2003. Opta Minerals’ strategy is to become a dominant supplier of silica free abrasives and other industrial minerals with a wide product line and broad geographic distribution. As part of this strategy Opta Minerals acquired Distribution A&L in April 2004, a Company which specializes in the distribution of specialty abrasives. The increase in revenue from 2003 to 2004 was due the following factors; the acquisition of Distribution A&L which accounted for approximately $1,484,000 of the increase, improved abrasive and mineral sales, increased bridge cleaning and foundry revenues at the Waterdown and Lachine locations, the introduction of new product lines and increased ship cleaning and repair activity at the Virginia and Louisiana facilities. Opta Minerals also acquired the assets of an abrasive facility in Hardeeville, South Carolina in the second quarter of 2004 and in the third quarter of 2004 completed initial construction of an additional abrasives facility in Baltimore, Maryland.

SunOpta Inc.                                                                            51                                                                  December 31, 2005 – 10-K

Opta Minerals gross profit as a percentage of revenues increased to 21.8% for 2004 from 20.7% in 2003. The increase in margin was due primarily to the Distribution A&L acquisition and increased margin rates as a result of increased revenues from U.S. operations.

During the fourth quarter of 2004, the Baltimore and Hardeeville facilities were commissioned. The start-up costs related to these facilities were expensed in 2004 and impacted fourth quarter earnings.

Operating income increased by 59.6% to $3,957,000 in 2004. The increase in operating income was attributable to the increase in gross margins noted above, offset by increases in selling, general and administrative expenses of $453,000 and reduced foreign exchange losses of $42,000. Selling, general and administrative expenses increases related to the acquisition of Distribution A&L, increased headcount as a result of the Baltimore and Hardeeville expansions and additional staff and costs as the Group prepared for the initial public offering competed in February 2005.

SunOpta BioProcess Group and Corporate Office

	Dec 31, 2004 $	Dec 31, 2003 $	Change $	Change %
Revenue	1,287,000	461,000	826,000	179.2%
Operating Loss[1]	(2,819,000)	(3,338,000)	519,000	(15.5%)

1 (Operating loss is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

SunOpta BioProcess Group revenues of $1,287,000 in 2004 were primarily derived from pre-engineering and research and development work for Abengoa BioEnergy on processes to be utilized in the production of cellulosic ethanol. The 2003 revenues relate to licence fees that were recognized. There were no license fees recognized in 2004.

Gross margins in the SunOpta BioProcess Group were $414,000 in 2004 versus $460,000 in 2003. As a percentage of revenues, gross margin was 31.9% in 2004 versus 99.8% in 2003. Gross margin recognized in 2003 was attributed to license fees which had no associated service costs.

Selling, general and administrative expenses were $3,772,000 in 2004 compared to $3,479,000 in 2003. These costs relate primarily to corporate and the increase was a result of payroll expenses and increased costs associated with a growing public company including the addition of in-house legal counsel, internal audit functions and compliance costs related to Sarbanes Oxley. In addition, the Company incurred increased personnel and associated costs within the SunOpta BioProcess Group in anticipation of additional cellulosic ethanol opportunities and work related to the use of the group’s steam explosion technology in food applications, offset by increased management fees to the operating groups. In the prior year $1,607,000 of management fees was charged to the operating segments but not allocated to segmented operating income.

Foreign exchange gains declined to $539,000 in 2004 versus $1,288,000 in 2003. These exchange gains were due to the appreciation of the Canadian dollar.

The SunOpta BioProcess Group and Corporate operating loss was $2,819,000 in 2004 versus $3,338,000 in 2003. The change was as a result of the factors noted above.

Recent Accounting Developments

The FASB issued Statement of Financial Accounting Standards (SFAS) Number 123 (revised 2004), Share-Based Payment, which is a revision of SFAS Number 123, Accounting for Stock-Based Compensation , and amends SFAS Number 95, Statement of Cash Flows. SFAS Number 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS Number 123 which requires the note disclosure of the company’s earnings as if stock options expense was recorded. The adoption of SFAS Number 123(R) on January 1, 2006 will result in the recognition of stock compensation expense within the statement of earnings. The Company expects that the impact of this pronouncement, based on unvested grants up to and including December 31, 2005, will be $223 for the year ended December 31, 2006. An additional expense will also be recognized for the vested portion of new options granted during the coming year, the impact of these grants will be known as they occur.

.

SunOpta Inc.                                                                            52                                                                  December 31, 2005 – 10-K

Liquidity and Capital Resources (at December 31, 2005)

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At December 31, 2005, the Company has availability under certain lines of credit of approximately $27,200,000. Revolving acquisition lines are also available for SunOpta and Opta Minerals with maximum draws up to $10,000,000 and Cdn $5,000,000 respectively.

The Company obtains its long term financing through its credit agreement with a syndicate of lenders. The Company may expand this credit agreement, and/or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes as required.

The Company has the following sources from which it can fund its operating 2006 cash requirements:

•	Cash and cash equivalents.
•	Available operating lines of credit.
•	Cash flows generated from operating activities.
•	Cash flows generated from receipts of options currently in-the-money and the employee stock purchase plan.
•	Additional long term financing based on securitization of existing assets.

In order to finance significant acquisitions, the Company may need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a target long term debt to equity ratio of approximately 0.60 to 1.00 versus the current position of 0.37 to 1.00.

The Company anticipates being able to obtain long term financing in view of its current financial position and past experience in the capital markets.

New and Amended Banking Agreement and Other Lending Facilities

In February, 2005 the Company amended its credit agreement for the primary purpose of releasing all secured collateral relating to Opta Minerals in anticipation of Opta Minerals Inc.’s initial public offering.

In May, 2005 Opta Minerals entered into an agreement with a Canadian chartered bank that has provided Opta Minerals with a line of credit facility up to Cdn $5,000,000 and a revolving term facility for up to Cdn $7,000,000 to be used to finance future acquisitions and capital expenditures.

In December, 2005 the Company converted $45,000,000 of variable interest debt to fixed rate debt with a five year interest rate of 6.44%, subject to certain debt to EBITDA ratios. The debt is due in a lump sum at the end of the five year term. This debt replaced existing term debt of approximately $40,000,000 and bank indebtedness of approximately $5,000,000.

The Company’s existing bankers will continue as agents for SunOpta’s overall debt syndication structure. Several Life Insurance Companies have been added to the syndication which provided the $45,000,000 in term debt. As part of this transaction the Company has also increased its U.S line of credit facility from $22,500,000 to $25,000,000.

In September 2005, Opta Minerals amended and restated its credit agreement and banking facilities to establish a term loan facility of Cdn $8,000,000. Opta Minerals also increased its line of credit facility from Cdn $5,000,000 to Cdn $7,500,000 and reduced its revolving term facility from Cdn $7,000,000 to Cdn $5,000,000. Opta Minerals used the funds of the term loan to repay SunOpta for certain debt owed by Opta Minerals.

Other debt facilities and promissory notes were entered into during the year including debt issued or assumed in connection with the acquisitions of Cleugh’s, Pacific Fruit and Hahamovitch plus certain capital leases. Included within these facilities is a $20,000,000 line of credit facility, the availability of which is based on the levels of accounts receivable and inventory, specifically for the Cleugh’s operation.

See note 9 of the Consolidated Financial Statements for further details on existing debt facilities.

SunOpta Inc.                                                                            53                                                                  December 31, 2005 – 10-K

Cash flows – 2005 compared to 2004

Net cash and cash equivalents decreased ($2,626,000) during fiscal 2005 (2004 – $13,909,000) to $5,455,000 as at December 31, 2005 (2004 - $8,081,000).

Cash provided by operations after working capital changes was a deficit of $7,525,000 for the year ended December 31, 2005 (2004 – increase of $10,756,000), including the use of funds for non-cash working capital of $26,006,000 (2004 – $10,170,000). This utilization consists principally of an increase in accounts receivable of $11,184,000 and an increase in inventories of $16,641,000. The increase in accounts receivable is primarily due to the growth in sales in 2005.. Overall accounts receivable as a percentage of revenues has increased from 12.5% to 13.5%. This increase can be attributable to timing of large payments received by the Ingredients Group in early January 2006 and a large receivable balance for the BioProcess Group due to timing of payments related to its current equipment contract.

Inventory has increased from 16.2% to 20.7% as a percentage of revenues. This increase is primarily from the Grains and Foods Group which has increased inventories by approximately $7,000,000 due to the timing of grain deliveries and excellent crops in the fall of 2005 and the impact of frozen fruit inventories as a result of product mix versus 2004.. Opta Minerals has increased by $6,000,000 due to the commissioning of additional facilities and timing of large inventories of materials sourced internationally.

Accounts payable and accrued liabilities increased by $1,141,000 (2004 - $5,962,000), far less than the increase in inventory. After the acquisition of Cleughs approximately $4,000,000 was paid to vendors to bring accounts payable into normal terms. All other working capital changes net to an increase of $678,000 (2004 – decrease of $1,936,000).

Cash used in investment activities of $34,703,000 in 2005 (2004 – $44,039,000), reflects cash used to complete acquisitions, net of cash acquired and payments for contingent consideration, of $20,920,000 (2004 – $27,289,000), net acquisitions of property, plant and equipment of $13,509,000 (2004 – $13,260,000) and an increase in other assets of $274,000 (2004 - $3,495,000).

Cash provided by (used in) financing activities was $39,309,000 in the year ended December 31, 2005 (2004 – $18,828,000), consisting primarily of net proceeds from the issuance of common shares of Opta Minerals of $14,294,000 (2004 - $nil), and a net increase in borrowings under long-term debt of $18,619,000 (2004 – $10,197,000), net increase in operating lines of credit of $7,461,000 (2004 – $nil) proceeds from the issuance of common shares of $946,000 (2004 - $9,125,000) and other payments of $2,011,000 (2004 - $494,000).

Cash flows – 2004 compared to 2003

Net cash and cash equivalents decreased ($13,909,000) during fiscal 2004 (2003 – increase of $14,978,000) to $8,081,000 as at December 31, 2004 (2003 - $21,990,000).

Cash provided by operations after working capital changes was $10,756,000 for the year ended December 31, 2004 (2003 – $1,926,000), including the use of funds for non-cash working capital of ($10,170,000) (2003 – ($11,992,000)). This utilization consisted principally of an increase in accounts receivable of $7,466,000, an increase in inventories of $6,730,000, an increase in prepaid expenses and other current assets of $275,000 and income taxes recoverable of $314,000 and a decrease in customer and other deposits of $1,347,000, offset by a an increase in accounts payable and accrued liabilities of $5,962,000. The usage of cash flows to fund working capital in 2004 reflected the increase in working capital requirements required to fund the rapid growth in operations.

Cash used in investment activities of $44,039,000 in 2004 (2003 – $21,624,000), reflected cash used to complete acquisitions, net of cash acquired, of $27,284,000 (2003 – $17,594,000), net acquisitions of property, plant and equipment of $13,260,000 (2003 – $7,139,000) and an increase in other assets of $3,495,000 (2003 - $nil), offset in the prior year by decreases in short-term investments and payment received on a note receivable totalling $3,109,000 (2004 - $nil).

Cash provided by (used in) financing activities was $18,828,000 in the year ended December 31, 2004 (2003 – $34,187,000), consisted primarily of net proceeds from the issuance of common shares of $9,125,000 (2003 - $56,601,000), from the exercise of stock options and warrants during the year and a net increase in borrowings

SunOpta Inc.                                                                            54                                                                  December 31, 2005 – 10-K

under long-term debt of $10,197,000 (2003 – net decrease of $15,791,000), net decrease in operating lines of credit of $nil (2003 – $5,531,000), payment of deferred purchase consideration to the former owner of Virginia Materials of $260,000 (2003 – $602,000), and payments under other financing activities of $234,000 (2003 – $490,000).

Business and Financial Outlook

The natural and organic foods industries are fast growing via continued common interest in healthy eating. The North American market for organic foods is currently estimated by Management to be in excess of $15 billion growing at a rate of 10 to 20% annually with the natural market also large and growing. While a large number of companies compete within specific segments of the market, there are relatively few companies as well positioned as SunOpta to take advantage of this rapidly growing market.

Managements strategic objective is to grow the business to an exit rate of $1 billion in revenues by 2007, through a combination of continued internal growth and acquisitions. The Company expects to achieve revenues of $540,000,000 to $550,000,000 in 2006, an increase of 27% to 29% versus 2005. The increase is based on a combination of expected 20% internal growth and the annualized revenues of acquisitions completed in 2005. The Company expects to earn $0.26 - $0.30 diluted earnings per common share in 2006, excluding any special items or acquisitions that may be completed during the year. This guidance assumes an effective tax rate of 31%. In addition, the Company’s business plan includes strategies and initiatives designed to improve the underlying performance of the operations and the quality and predictability of earnings. Specifically, the Company is looking to continue to improve the strategic synergies across its Food operations, vertically integrating wherever possible. Initiatives to improve the productivity of the operations include, plant and warehouse rationalization programs, continued training and development of employees, consolidated procurement, supply chain and internal services programs and consolidated information and accounting systems to provide better analysis and timely decision-making. A more fulsome discussion of key strategies is included within Item 1 of this report.

The Company expects to continue its rapid growth through an effective balance of internal growth and acquisitions, all in support of its vertically integrated field to table strategy. Maintaining liquidity and having available sources of cash will be imperative if the Company is to continue to grow. At December 31, 2005 the Company had $5,455,000 in cash and approximately $27,200,000 in unused bank lines for a total of $32,655,000 in cash and borrowings availability. The Company, including Opta Minerals, also has unused acquisition lines totalling $14,300,000. The Company’s remaining cash and unused lines plus cash generated from operations are sufficient to finance capital maintenance estimated at $4,500,000 - $6,000,000, annual debt service of $3,518,000 and payment of the remaining current portion of long-term payables of $723,000, plus finance targeted internal growth and acquisitions. Additional sources of cash could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a target long term debt to equity ratio of approximately 0.6 to 1 versus the current position of 0.37 to 1.

The table below sets out the Company’s obligation under its long-term debt, long term payables, operating and capital leases at December 31, 2005:

	2006	2007	2008	2009	2010 and thereafter	Total
Long term debt & capital leases	3,518,000	4,096,000	1,738,000	1,568,000	48,136,000	59,056,000
Operating leases	6,473,000	5,277,000	3,718,000	3,035,000	7,629,000	26,132,000
Long-term payables	723,000	402,000	70,000	-	-	1,195,000
	10,714,000	9,775,000	5,526,000	4,603,000	55,765,000	86,383,000

This table does not include certain contingent consideration related to acquisitions that may become payable if predetermined profit target are achieved. The total amount of contingent consideration payable is not determinable as certain agreements have no maximum.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the company maintains its portfolio in a variety of securities, including both government and corporate obligations and

SunOpta Inc.                                                                            55                                                                  December 31, 2005 – 10-K

money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at December 31, 2005 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at December 31, 2005, the weighted average interest rate of the fixed rate term debt was 6.4% (2004 – 4.5%) and $50,039,000 (2004 - $2,422,000) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $19,451,000 (2004 - $33,400,000) at an interest rate of 6.1% (2004 – 3.7%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company’s after tax earnings would (decrease) increase by approximately ($136,000) (2004 – ($200,000)).

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the United States dollar is also the Company’s reporting currency. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. Since 2004, the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from Cdn $1.2020 at January 1, 2004 to Cdn $1.1630 at December 31, 2005 for each U.S. dollar. The net effect of this appreciation has been a $1,341,000 (2004 - $565,000) exchange gain and a $3,017,000 (2004 - $4,571,000) increase in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company’s net assets by $6,495,000 (2004 - $4,808,000).

The functional currency of all operations, located in Canada, is the Canadian dollar. For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as Foreign Exchange gain (loss) in the Consolidated Statement of Earnings while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in the Currency Translation Adjustment account within Shareholders’ Equity. The functional currency of the corporate head office is the Canadian dollar. Transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within Foreign Exchange gains (losses) on the Consolidated Statement of Earnings. U.S. based Food Group operations have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. It is the Company’s intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time; potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

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

The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At December 31, 2005 the Company owned 672,443 (2004 – 111,885) bushels of corn with a weighted average price of $1.85 (2004 - $2.48) and 235,637 (2004 – 38,361) bushels of soy beans with a weighted average price of $13.63 (2004 - $11.69). The Company has at December 31, 2005 net long positions on soy beans of 79,488 (2004 – 52,954) and a net long/(short) position on corn of 4,286 (2004 –(153,983)) bushels. An increase/decrease in commodity prices of either soy or corn of 10% would not be material

SunOpta Inc.                                                                            56                                                                  December 31, 2005 – 10-K

to the Company. There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, the StakeTech Steam Explosion Group or related to Corporate office activities.

Item 8. Financial Statements and Supplementary Data

Financial statements are set forth on pages F-1 through F-42 of this Report and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	- None

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(e). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. This evaluation excludes the June 20th acquisition of Cleugh’s Frozen Foods, Inc, the July 13th acquisition of Pacific Fruit Processors, Inc. and the December 22, 2005 acquisition of Les Importations Cacheres Hahamovitch Inc. that collectively represent $47,596,000 of consolidated total assets and $742,000 of consolidated net earnings of SunOpta Inc. in its Consolidated Financial Statements as of and for the year ended December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

SunOpta’s management, with the participation of SunOpta’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in SunOpta’s internal control over financial reporting occurred during the fourth quarter of fiscal 2005. Based on that evaluation, management concluded that there has been no change in SunOpta’s internal control over financial reporting during the fourth quarter of fiscal 2005 that has materially affected or is reasonably likely to materially affect, SunOpta’s internal control over financial reporting.

Item 9B. Other Information - None

SunOpta Inc.                                                                            57                                                                  December 31, 2005 – 10-K

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)	Directors and Executive Officers

The information with respect to directors required by this item is incorporated herein by reference from the section entitled “Election of Directors” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2006 (the “2006 Proxy Statement”), to be filed with the Securities and Exchange Commission not later than April 11, 2006.

(b)	Executive Officers

The following table shows certain information with respect SunOpta’s Executive Officers as of December 31, 2005:

Name	Executive Officers of SunOpta
Jeremy N. Kendall	Chairman of the Board, CEO and Director
Steven R. Bromley	President and Chief Operating Officer
John H. Dietrich	Vice President and Chief Financial Officer
Allan Routh	Director, President, SunOpta Grains and Foods Group
Arthur J. McEvily	President, SunOpta Ingredients Group

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

Steven Bromley is a Certified General Accountant and joined SunOpta in June 2001 and was appointed President, and Chief Operating Officer in December 2004. Prior to this appointment, Mr. Bromley held various other positions with the Company including Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President, Finance. Prior to joining the Company, Mr. Bromley was VP, Finance at Bridge2Market Inc. from July 2000 to May 2001. Prior to this, Mr Bromley spent over 13 years in the Canadian dairy industry in a wide range of financial and operational roles with both Natrel Inc. and Ault Foods Limited. From 1997 to 1999 he served on the Board of Directors of Natrel, Inc. Mr. Bromley is a Director of Opta Minerals Inc., a subsidiary of the Company listed on the TSX (“OPM”).

John Dietrich is a Chartered Accountant and Chartered Financial Analyst. He joined the Company in January 2002 as Vice President and Treasurer. The Board of Directors appointed Mr. Dietrich as Vice President and Chief Financial Officer in September, 2003. Prior to joining SunOpta, Mr. Dietrich held finance roles at Natrel Inc., including Director of Business Development. Mr. Dietrich has not served on any reporting issuers Board of Directors.

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

SunOpta Inc.                                                                            58                                                                  December 31, 2005 – 10-K

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

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the section entitled “Executive Compensation” in the 2006 Proxy Statement for the annual meeting of shareholders to be held on May 17, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 403 of Regulation S-K is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement.

The information required by item 201(d) of Regulation S-K regarding the Company’s equity compensation plans is set out in the table below. All such plans have received shareholder approval.

	Number of Securities to be Issued on Exercise	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance
Equity compensation plans approved by shareholders	2,706,440	$5.72	nil

Item 13. Certain Relationships and Related Transactions

SunOpta has completed many acquisitions of privately held companies over the last five years. Many of the former owners continue to be employed by SunOpta and continue to manage the companies which they have sold to us. In certain circumstances there continues to be commercial relationships between the acquired company and the employee or a company controlled by the employee. These relationships include facilities leased by SunOpta and purchases and sales of product. All transactions are at commercial rates and fully described in note 14 related party transactions and balances of the Consolidated Financial Statements.

Item 14 - Principal Accountant Fees and Services

Information with respect to principal accountant fees and services may be found under the caption “Independent Auditor Fees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2006, such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

SUNOPTA INC.

(a) Documents filed as part of this Report	Page

1. Consolidated Financial Statements	F-1

Independent Auditors’ Report	F-2

Consolidated Statements of Earnings and Comprehensive Income
For the Years ended December 31, 2005, 2004 and 2003	F-4

Consolidated Balance Sheets
As at December 31, 2005 and 2004	F-5

SunOpta Inc.                                                                            59                                                                  December 31, 2005 – 10-K

Consolidated Statements of Shareholders Equity
For the Years ended December 31, 2005, 2004 and 2003	F-6

Consolidated Statements of Cash Flows
For the Years ended December 31, 2005, 2004 and 2003	F-7

Notes to Consolidated Financial Statements
For the Years ended December 31, 2005 and 2004	F-8–F-42

3. Exhibits

2A.

Agreement and Plan of Merger dated as of October 25, 2002 among Opta Food Ingredients, Inc., SunOpta Inc. and Stake Acquisition Corp. (incorporated herein by reference to the Company’s Form 8-K, SEC file No. 0-9989, filed November 6, 2002, Exhibit 2.1).

3i (a)

Amalgamation of Stake Technology Ltd and 3754481 Canada Ltd. (formerly George F. Pettinos (Canada) Limited) (incorporated herein by reference to the Company’s Form 10-KSB, SEC file No. 0-9989, for the year ended December 31, 2000, Exhibit 3.1).

3i (b)

Certificate of Amendment dated October 31, 2003 to change the Company’s name from Stake Technology Ltd. to SunOpta Inc. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, SEC file No. 0-9989).

3i (c)

Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd. dated January 1, 2004. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, SEC file No. 0-9989).

3i (d)	Articles of Amalgamation of SunOpta Inc. and 6319734 Canada Inc., 4157656 Canada Inc. Kofman-Barenholtz Foods Limited dated January 1, 2005. **

3i (e)	Articles of Amalgamation of SunOpta Inc. and 4307623 Canada Inc. dated January 1, 2006. **

3ii	Bylaw No. 14 approved by shareholders – June 17, 1997 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31 1997, SEC file No. 0-9989, Exhibit 3.3)

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

10C.	1998 Stock Option Plan dated December 12, 1997 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 1998, SEC file No. 0-9989, Exhibit 10.16).

10D.	1999 Stock Option Plan dated February 18, 1999 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 1999, SEC file No. 0-9989, Exhibit 10.19).

10E.	2001 Stock Option Plan dated March 13, 2001 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 2001, SEC file No. 0-9989, Exhibit 10.14).

SunOpta Inc.                                                                            60                                                                  December 31, 2005 – 10-K

3. Exhibits (continued)

10F.	2002 Stock Option Plan dated March 26, 2002 (previously filed with Form 10-K for the year ended December 31, 2003, SEC file No. 0-9989 filed on March 31, 2003, Exhibit 10.1(f)).

10G.

Employment Agreement dated October 1, 2001 between the Company and Mr. Jeremy Kendall (incorporated by reference to the Company’s Form 10-K/ A-3 for the year ended December 31, 2003, SEC file No. 0-9989, filed on July 2, 2003.

10H.

Employment Agreement dated August 2, 1999 between Sunrich, Inc (a wholly-owned subsidiary of the Company) and Mr. Allan Routh (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, SEC file No. 0-9989, filed on July 2, 2003.

10I.

Employment Agreement dated January 26, 2001 between Opta Food Ingredients, Inc. (now SunOpta Ingredients Inc., a wholly-owned subsidiary of the Company) and Mr. Arthur McEvily (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, SEC file No. 0-9989, filed on July 2, 2003.

10J.

Third Amended and Restated Credit Agreement dated December 9, 2005 among SunOpta Inc. (the “Company”), certain affiliates of the Company, Bank of Montreal, as Agent and Harris Trust and Savings Bank as U.S. Security Agent and other Lenders within the lending group. * / **

10K.	Employee Stock Purchase Plan dated May 7, 2003 for 1,000,000 common shares.

21	List of subsidiaries - Exhibit 21 **

23.1	Consent of Independent Registered Public Accounting Firm – Exhibit 23.1 **

24	Powers of Attorney - Exhibit 24 **

31.1	Certification by Jeremy Kendall, Chief Executive Officer pursuant to SEC Release No. 33-8238 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification by John Dietrich, Chief Financial Officer pursuant to SEC Release No. 33-8238 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32

Certification by Jeremy Kendall, Chief Executive Officer and John Dietrich, Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	This exhibit does not include the Schedules thereto as listed in its table of contents. The Company undertakes to furnish any Schedules to the Securities and Exchange Commission upon its request.
**	Filed herewith

SunOpta Inc.                                                                            61                                                                  December 31, 2005 – 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

John Dietrich	/s/ John Dietrich

Vice President and Chief Financial Officer

Date: February 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*
Jeremy N. Kendall	Chairman, Chief Executive Officer	February 17, 2006
and Director (Principal Executive Officer)

/s/ John Dietrich
John Dietrich	Vice President and Chief Financial	February 17, 2006
Officer (Principal Financial and Accounting Officer)

*
Cyril A. Ing	Director	February 17, 2006

*
Joseph Riz	Director	February 17, 2006

*
Jim Rifenbergh	Director	February 17, 2006

*
Allan Routh	Director	February 17, 2006

*
Katrina Houde	Director	February 17, 2006

*
Camillo Lisio	Director	February 17, 2006

*
Stephen Bronfman	Director	February 17, 2006

*
Robert Fetherstonhaugh	Director	February 17, 2006

*
Steven Townsend	Director	February 17, 2006

( By his signature set forth below, John Dietrich, pursuant to a duly executed power of attorney filed with the Securities and Exchange Commission as an exhibit to this report, has signed this report on behalf of and as Attorney-In-Fact for this person.

John Dietrich	/s/ John Dietrich
Vice President and Chief Financial Officer	Attorney -In-Fact

SunOpta Inc.                                                                            62                                                                  December 31, 2005 – 10-K

SunOpta Inc.

Consolidated Financial Statements
(expressed in U.S. dollars)

- F1 -

Report of Independent Registered Public Accounting Firm

To the Shareholders of SunOpta Inc.

We have completed integrated audits of SunOpta Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and comprehensive income, of shareholders’ equity and cash flows present fairly, in all material respects, the financial position of SunOpta Inc. at December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that

- F2 -

controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Cleugh’s Frozen Foods, Inc., Pacific Fruit Processors, Inc., Les Importations Cacheres Hahamovitch Inc. from its assessment of internal control over financial reporting as of December 31, 2005 as they were acquired by the Company during 2005. We have also excluded these acquisitions from our audit of internal control over financial reporting. These acquisitions collectively represent $48 million of consolidated total assets and $0.7 million of consolidated net earnings of SunOpta Inc. as of and for the year ended December 31, 2005.

(Signed) “PricewaterhouseCoopers LLP”

Mississauga, Ontario
February 15, 2006

- F3 -

SunOpta Inc.
Consolidated Statements of Earnings and Comprehensive Income
For the years ended December 31, 2005, 2004 and 2003
(Expressed in thousands of U.S. dollars, except per share amounts)

	2005	2004	2003
	$	$	$

Revenues	426,101	306,251	199,099

Cost of goods sold	354,603	247,812	163,421

Gross profit	71,498	58,439	35,678

Warehousing and distribution expenses	10,659	6,016	2,365
Selling, general and administrative expenses	45,632	37,225	23,065

Earnings before the following	15,207	15,198	10,248

Interest expense, net	(3,417)	(1,522)	(1,942)
Other income (expense), net (note 19)	3,571	(12)	585
Foreign exchange	1,341	565	1,076

	1,495	(969)	(281)

Earnings before income taxes	16,702	14,229	9,967

Provision for income taxes (note 12)	2,566	3,139	1,001

Net earnings before minority interest	14,136	11,090	8,966

Minority interest	578	74	—

Net earnings for the year	13,558	11,016	8,966

Change in foreign currency translation adjustment	1,644	4,006	3,019

Comprehensive income	15,202	15,022	11,985

Earnings per share for the year (note 11)

Basic	0.24	0.20	0.19

Diluted	0.24	0.20	0.18

(See accompanying notes to consolidated financial statements)

- F4 -

SunOpta Inc.
Consolidated Balance Sheets
As at December 31, 2005 and 2004
(Expressed in thousands of U.S. dollars)

	2005	2004
	$	$
Assets (Note 9)

Current assets
Cash and cash equivalents	5,455	8,081
Accounts receivable (note 3)	57,608	38,446
Inventories (note 4)	88,340	49,537
Prepaid expenses and other current assets (note 5)	4,194	4,472
Current income taxes recoverable	1,847	2,000
Deferred income taxes (note 12)	691	421

	158,135	102,957

Assets held for sale (note 6)	—	208
Property, plant and equipment (note 6)	77,257	62,411
Goodwill and intangibles (note 7)	58,262	43,934
Deferred income taxes (note 12)	4,473	6,831
Other assets (note 15a)	3,355	3,831

	301,482	220,172

Liabilities

Current liabilities
Bank indebtedness (note 9)	20,799	—
Accounts payable and accrued liabilities (note 8)	50,688	35,668
Customer and other deposits	544	431
Current portion of long-term debt (note 9)	3,518	4,819
Current portion of long-term payables	723	1,548

	76,272	42,466

Long-term debt (note 9)	55,538	31,003
Long-term payables	472	1,232

	132,282	74,701

Minority Interest (note 2)	9,116	1,378

Shareholders’ Equity

Capital stock (note 10)	106,678	105,794
Authorized Unlimited common shares without par value
Issued 56,587,671 (December 31, 2004 – 56,220,212) common shares
Contributed surplus	3,235	3,330
Retained earnings	40,379	26,821
Cumulative other comprehensive income	9,792	8,148

	160,084	144,093

	301,482	220,172

Commitments and contingencies (note 15)

(See accompanying notes to consolidated financial statements)

- F5 -

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2005, 2004 and 2003
(Expressed in thousands of U.S. dollars)

	Capital stock	Contributed surplus	Retained earnings	Cumulative other comprehensive income	Total
	$	$	$	$	$

Balance at December 31, 2002	37,966	3,330	6,839	1,123	49,258

Warrants exercised and issued	1,861	—	—	—	1,861
Compensation warrants exercised	761	—	—	—	761
Options exercised	2,257	—	—	—	2,257
Shares issued under equity offerings	53,004	—	—	—	53,004
Shares issued to acquire Kettle Valley	821	—	—	—	821
Net earnings for the year	—	—	8,966	—	8,966
Currency translation adjustment	—	—	—	3,019	3,019

Balance at December 31, 2003	96,670	3,330	15,805	4,142	119,947

Warrants exercised and issued	7,908	—	—	—	7,908
Options exercised	777	—	—	—	777
Employee stock purchase plan	439	—	—	—	439
Net earnings for the year	—	—	11,016	—	11,016
Currency translation adjustment	—	—	—	4,006	4,006

Balance at December 31, 2004	105,794	3,330	26,821	8,148	144,093

Options exercised	370	—	—	—	370
Employee stock purchase plan	576	—	—	—	576
Share purchase buy back	(62)	(95)	—	—	(157)
Net earnings for the year	—	—	13,558	—	13,558
Currency translation adjustment	—	—	—	1,644	1,644

Balance at December 31, 2005	106,678	3,235	40,379	9,792	160,084

(See accompanying notes to consolidated financial statements)

- F6 -

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003
(Expressed in thousands of U.S. dollars)

	2005	2004	2003
	$	$	$

Cash provided by (used in)

Operating activities
Net earnings for the year	13,558	11,016	8,966
Items not affecting cash;
Amortization	8,141	7,119	5,126
Deferred income taxes	776	900	(475)
Dilution gain, net (note19(a))	(6,516)	—	—
Common shares granted to Opta Mineral employees	234	—	—
Write-down of trademarks	185	2,250	—
Minority interest	578	74	—
Other	1,525	(433)	301
Changes in non-cash working capital, net of businesses acquired (note 13)	(26,006)	(10,170)	(11,992)

	(7,525)	10,756	1,926

Investing activities
Decrease in short-term investments	—	—	2,038
Acquisition of companies, net of cash acquired	(20,920)	(27,284)	(17,594)
Purchases of property, plant and equipment	(14,165)	(19,810)	(7,476)
Proceeds from sale of property, plant and equipment	656	6,550	337
Proceeds from notes receivable	—	—	1,071
Other	(274)	(3,495)	—

	(34,703)	(44,039)	(21,624)

Financing activities
Increase (decrease) in line of credit facilities	7,461	—	(5,531)
Proceeds from Opta Minerals share issuance (note 19(a))	14,294	—	—
Borrowings under long-term debt and tender facility	25,221	16,705	8,907
Repayment of long-term debt	(6,602)	(6,508)	(24,698)
Repayment of deferred purchase consideration	(1,027)	(260)	(602)
Proceeds from the issuance of common shares, net of issuance costs	946	9,125	56,601
Other	(984)	(234)	(490)

	39,309	18,828	34,187

Foreign exchange gain on cash held in foreign currency	293	546	489

Increase (decrease) in cash and cash equivalents during the year	(2,626)	(13,909)	14,978

Cash and cash equivalents - beginning of year	8,081	21,990	7,012

Cash and cash equivalents - end of year	5,455	8,081	21,990

See note 13 for supplemental cash flow information

(See accompanying notes to consolidated financial statements)

- F7 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

1.	Description of business and significant accounting policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. Formerly operating as Stake Technology Ltd., the Company changed its name to SunOpta Inc. on October 31, 2003. The new corporate name combines the names of two of the Company’s historical operating food groups, the Sunrich Food Group and Opta Food Ingredients. The change reflects the Company’s commitment to environmental responsibility and to the natural and organic food markets. The Company conducts business in three main industries, the SunOpta Food Group (Food Group) processes, packages and distributes a wide range of natural, organic, kosher and specialty food products via its vertically integrated operations with a focus on soy, oat fiber and other natural and organic food products. Opta Minerals Inc. (Opta Minerals) processes, distributes and recycles silica free loose abrasives, industrial minerals, specialty sands and related products. The SunOpta BioProcess Group (formerly the StakeTech Steam Explosion Group) markets proprietary bio process technology systems for the pulp, bio-fuel and food processing industries. The Company’s assets, operations and employees at December 31, 2005 are located in the United States and Canada.

As of January 1, 2004, SunOpta Inc. changed the basis of financial statement preparation from generally accepted accounting principles in Canada (Canadian GAAP) to those generally accepted in the United States (U.S. GAAP), including the rules and regulations of the U.S. Securities and Exchange Commission. This change was made as a majority of the Company’s operations and shareholders are located in the U.S. As a result of this change, all comparative financial statement balances and related notes have been amended to reflect the change to U.S. GAAP. The Company’s significant accounting policies are presented below and conform in all material respects to those in Canada, except as indicated in note 17.

Basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for Opta Minerals Inc. which is 70.6% owned. All significant intercompany accounts and transactions have been eliminated on consolidation.

All subsidiaries, except Opta Minerals which is owned 70.6% (see note 19), are 100% owned at December 31, 2005. Organic Ingredients, Inc. was owned 50.1% at December 31, 2004 (refer to note 2(d)) until April 5, 2005, when the remaining 49.9% minority interest was acquired by SunOpta Inc. The investment in Opta Minerals represents control and therefore is recorded using the consolidation method, whereby revenues and expenses are consolidated with the results of the Company as of December 31, 2005. The minority interest balance, on the Consolidated Balance Sheet as at December 31, 2005 represents the non-controlling shareholders’ interest in Opta Minerals Inc. As at December 31, 2004 the minority interest balance included only that of Organic Ingredients, Inc. which as noted above was acquired during the year. Minority interest includes the non-controlling equity component as at the date of the public offering or acquisition and income attributable to the minority interest shareholders since that date.

Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash and short-term deposits with an original maturity of less than 90 days.

Inventories

Raw materials and finished goods inventories (excluding commodity grains) are valued at the lower of cost and estimated net realizable value. Cost is determined on a first-in, first-out basis.

Inventories of commodity grain are valued at market. Changes in market value are included in cost of goods sold. The Food Group generally follows a policy of hedging its grain transactions to protect gains and minimize losses due to market fluctuations. Futures and purchase and sale contracts are adjusted to market price and gains and losses from such transactions are included in cost of goods sold. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled. The Company also has

- F8 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

other grain inventories consisting of sunflowers and specialty soy beans which are valued at the lower of cost and estimated net realizable value.

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

Buildings	20 - 40 years
Machinery & equipment	10 - 20 years
Enterprise software	5 years
Office furniture & equipment	3 - 7 years
Vehicles	5 years

Amortization is calculated from the time the asset is put into use. Amortization expense would have been approximately $8,041 (actual amortization was $6,801) for the year ended December 31, 2005 if the change to estimated useful lives had not taken place.

Goodwill and intangibles

Goodwill represents the excess of the purchase price over the assigned value of net assets acquired. Goodwill is not amortized. The Company has assessed the carrying value of goodwill for possible impairment, and has determined that no such impairment exists as at December 31, 2005. The Company’s finite life intangible assets consist of customer lists, grower relationships, trademarks and distribution agreements and are amortized on a straight line basis over their estimated useful lives, ranging from 2 to 15 years.

Other assets

i)	Deferred financing costs

Costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the financing agreement.

ii)	Investments

The Company has a 32% (2004 – 32%) investment in Easton Minerals Limited (“Easton”). This investment is considered impaired and the carrying value at December 31, 2005 is $nil (2004 - $nil). The investment was accounted for using the equity method of accounting. The Company does not have any guaranteed obligations with respect to Easton or any commitment to provide further financial support, and therefore it is not anticipated that further losses will be recorded on this investment.

Revenue recognition

The Company recognizes revenue at the time of delivery of the product or service and when all of the following have occurred: a sales agreement is in place, price is fixed or determinable, and collection is reasonably assured. Details of specific recognition by group are as follows:

i) SunOpta Food Group

Grain revenues are recorded when title and possession of the product is transferred to the customer.  Possession is transferred to the customer at the time of shipment from the Company’s facility or at the time of delivery to a specified destination depending on the terms of the sale.  Revenues from custom processing services are recorded upon provision of services and completion of quality testing.  All other Food Group revenues are recognized when title is transferred upon the shipment of product or at the time the service is provided to the customer.

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

iii) SunOpta BioProcess Group

The percentage of completion method is used to account for significant contracts when related costs can be reasonably estimated. The Company uses costs or hours incurred to date as a percentage of total expected costs or hours to measure the extent of progress towards completion. License fees related to the right to sell the Company’s technologies are recorded as revenues over the term of the license, when collectibility is reasonably assured.

Foreign currency translation

The Company’s operations are self-sustaining operations, with the exception of the corporate head office, which is considered to be fully integrated with the Company’s US operations. The assets and liabilities of the self-sustaining operations as well as monetary assets of the corporate head office are translated at exchange rates in effect at the balance sheet date. Non-monetary assets of the corporate head office are translated at their historical rates. Revenues and expenses are translated at average exchange rates prevailing during the period. Unrealized gains or losses resulting from translating self-sustaining operations are accumulated and reported as a currency translation adjustment in Shareholders’ Equity and are disclosed as part of cumulative other comprehensive income. Gains and losses resulting from translating the corporate head office are included in net earnings for the year.

The functional currency of all operations located in the United States and the corporate head office is the United States dollar. The functional currency of all operations located in Canada is the Canadian dollar.

Customer and other deposits

Customer and other deposits at December 31, 2005 principally include prepayments by the Food Group’s customers for merchandise inventory to be purchased during the spring planting season.

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

Pro-forma net earnings reflecting stock compensation expense for 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Number of options granted	832,625	588,775	1,152,450

	$	$	$
Total fair value of options granted	2,266	2,061	3,328

Net earnings for the year as reported	13,558	11,016	8,966

Stock compensation expense:
Options expense from current year grants	2,239	532	664
Options expense from prior years grants, including the accelerated vesting of certain options	3,520	833	241

	5,759	1,365	905

Pro-forma net earnings for the year	7,799	9,651	8,061

Pro-forma net earnings per common share
- Basic	0.14	0.18	0.17

- Diluted	0.14	0.18	0.16

The fair value of the options granted during the year were estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2004 – 0%, 2003 – 0%), an expected volatility of 54% (2004 – 54%, 2003 – 55%), a risk-free interest rate of 4% (2004 – 3%, 2003 – 3%), and an expected life of four to six years. These options vest at various dates ranging from the date of the grants to December 8, 2010 and expire four to five years subsequent to the grant date.

(a)

During the year, the Company modified the terms of all outstanding and unvested options whose exercise prices were greater than $5.00. As a result of the modification, 1,284,972 stock options vested immediately resulting in the disclosure of an additional proforma expense of $3,884 in the year. Under the accounting guidance of APB 25, the accelerated vesting did not result in any compensation to be recognized as these stock options had no intrinsic value. Without this modification, the Company would have incurred $1,735 in additional compensation expense in 2006 that would have been required to be recognized under SFAS 123R, which the Company will implement beginning January 1, 2006.

Derivative instruments

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Exchange purchase and revenue contracts may expose the Company to risk in the event that a counter party to a transaction is unable to fulfill its contractual obligation or if a grower does not deliver the grain as scheduled. The Company manages its risk by entering into purchase contracts with pre-approved growers and revenue contracts are entered into

- F11 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

with organizations of acceptable creditworthiness, as internally evaluated. All futures and options transactions are marked to market. Gains and losses on these transactions related to grain inventories are included in cost of goods sold.

The SunOpta Food and SunOpta BioProcess Groups enter into forward foreign exchange contracts to minimize exchange rate fluctuations relating to Euro denominated sales contracts and accounts receivable. All forward exchange contracts are marked to market. Gain and losses on these transactions are included in foreign exchange in the Consolidated Statements of Earnings.

Financial Instruments

The Company’s financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and customer and other deposits. The fair values of these instruments approximate their carrying value due to their short-term maturities. The fair value of long- term debt and long-term payables as at December 31, 2005 is considered to not be materially different from the carrying amount.

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

New Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards (SFAS) Number 123 (revised 2004), Share-Based Payment , which is a revision of SFAS Number 123, Accounting for Stock-Based Compensation , and amends SFAS Number 95, Statement of Cash Flows. SFAS Number 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS Number 123 which requires the note disclosure of the company’s earnings if stock options expense was recorded. The adoption of SFAS Number 123(R) on January 1, 2006 will result in the recognition of stock compensation expense within the statement of earnings. The Company expects that the impact of this pronouncement, based on grants up to and including December 31, 2005, will be $223 for the year ended December 31, 2006. An additional expense will also be recognized for the vested portion of new options granted during the coming year, the impact of these grants will be known as they occur.

- F12 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

2.	Business acquisitions

During the year ended December 31, 2005, the Company acquired five businesses and the remaining 49.9% minority interest of Organic Ingredients. In 2004 the Company acquired seven businesses. All of these acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition less minority interest when the Company owned less than 100% of the acquired company.

The purchase price allocation of the net assets acquired and consideration given is summarized below:

2005 Acquisitions

	Pacific Fruit Processors, Inc. (a) $	Cleughs Frozen Foods, Inc. (b) $	Earthwise Processors, LLC (c) $	Other (d) $	Total $

Net assets acquired:
Non-cash working capital	1,030	98	1,148	812	3,088
Property, plant and equipment	1,095	3,764	2,300	252	7,411
Other assets	339	356	—	—	695
Goodwill	4,226	522	—	2,174	6,922
Intangible assets – finite life	4,014	930	525	1,687	7,156
Deferred income tax liability	(1,676)	—	—	(475)	(2,151)
Debt and other liabilities	—	(4,574)	—	—	(4,574)
Minority interest	—	—	—	1,482	1,482

	9,028	1,096	3,973	5,932	20,029

Consideration, net of cash acquired	7,928	490	3,973	4,122	16,513
Notes payable	1,100	606	—	1,500	3,206
Contingent consideration	—	—	—	310	310

	9,028	1,096	3,973	5,932	20,029

2.	Business acquisitions continued

(a)	Pacific Fruit Processors, Inc.

On July 13, 2005, SunOpta acquired 100% of the outstanding shares of Pacific Fruit Processors, Inc. (“Pacific”), for total consideration of $9,028 including acquisition costs and a note payable of $1,100. Additional consideration may be payable based on the achievement of certain pre-determined earnings targets between August 1, 2005 and December 31, 2007. This additional consideration is based on Pacific achieving a predetermined amount of earnings before interest and taxes calculated annually, commencing on August 1, 2005 and ending on December 31, 2007. Any amount paid will be recorded as goodwill when the outcome of the contingency becomes determinable.

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

On June 20, 2005, SunOpta purchased 100% of the outstanding shares of Cleugh’s Frozen Foods, Inc. (“Cleugh’s”) for $490 in cash consideration including acquisition costs and notes payable of $606 plus the assumption of debt of $4,574. Additional consideration may be payable based on the achievement of pre-determined earnings before interest and taxes between January 1, 2006 and December 31, 2007. The maximum amount of contingent consideration payable is $4,000, which will be recorded as additional goodwill when the amount and outcome of the contingency become determinable.

Cleugh’s processes natural and organic frozen fruits and vegetables for the retail private label, food service and industrial markets. Cleugh’s operates two processing facilities in Buena Park and Salinas, California, with combined production, packaging and warehousing space of approximately 60,000 square feet. Cleugh’s has been grouped under the newly formed SunOpta Fruit Group segment within the Food Group.

(c)	Earthwise Processors, LLC

On June 2, 2005, SunOpta purchased the inventory, property, plant and equipment and the business of Earthwise Processors, LLC (“Earthwise”) for $3,973 including acquisition costs. Additional contingent consideration may be payable upon the achievement of certain pre-determined earnings levels between January 1, 2006 and December 31, 2008. The maximum amount of contingent consideration payable is $750, which will be recorded as additional goodwill when the amount and outcome of the contingency becomes determinable.

Earthwise is located in Moorehead, Minnesota and is a vertically integrated producer of organic and identity preserved non-genetically modified grains, primarily focused on soy. Strategically this acquisition provides SunOpta with an expanded and diversified grower base, expansion of soy product offerings and entrance into other markets such as organic flax and organic wheat, plus ongoing operating synergies. Earthwise has been included in the Grains and Foods Group segment within the Food Group.

(d)	Other Acquisitions:

Les Importations Cacheres Hahamovitch Inc.

On December 22, 2005, SunOpta acquired 100% of the outstanding shares of 4307623 Canada Inc. (“Hahamovitch”) consisting of the business, operating assets and liabilities except for the warehouse facility of Les Importations Cacheres Hahamovitch Inc. for $1,303 (Cdn $1,520) in cash consideration including acquisition costs and notes payable of $1,500 (Cdn $1,750). Additional consideration may be payable based on the achievement of pre-determined earnings targets between January 1, 2006 and December 31, 2008. In conjunction with the acquisition the company entered into a long-term operating lease with the vendor for the warehouse facility at market rates for the period ending June 30, 2007.

Hahamovitch is a Montreal based distributor of kosher and specialty foods. Hahamovitch has been in business for over 50 years. Over this time Hahamovitch has worked closely with organizations that are now key business units of the SunOpta’s Canadian Food Distribution Group. Hahamovitch operates from a 31,000 square foot facility located in Montreal, Quebec. The operations of Hahamovitch will be integrated as part of the SunOpta Canadian Food Distribution Group and will become a platform for the further development of SunOpta's organic, natural and specialty food grocery distribution business in the Province of Quebec.

Hillcrest Abrasive Production Division

On May 10, 2005 Opta Minerals Inc. acquired certain assets of the abrasive production division of Hillcrest Industries Inc. (“Hillcrest”) for consideration of $550 including acquisition costs. The newly formed division of Opta Minerals, Opta Minerals (Attica), will process coal-based abrasive products from power generation by-products and serve as a distribution facility for the New York, Pennsylvania and Ohio regions.

- F14 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

2.	Business acquisitions continued

In conjunction with the asset purchase, Opta Minerals concurrently entered into a long-term lease with Hillcrest for warehouse facilities located in Attica, and entered into a services agreement with Hillcrest for the production of material. Additional consideration may be payable on the occurrence of certain events, which could amount to $344. As at December 31, 2005, contingent consideration of $87 was payable and recorded as additional goodwill.

Organic Ingredients, Inc.

On April 5, 2005, SunOpta exercised its option to acquire the remaining 49.9% of the outstanding shares of Organic Ingredients, Inc. (“Organic Ingredients”) for cash consideration of $2,269. As a result the Company recorded an increase in goodwill and intangibles of $1,010 and a decrease in minority interest of $1,483. During the year, contingent consideration of $221 (2004 - $153) was earned and total contingent consideration earned to date is $374. Further additional consideration may be payable based on Organic Ingredients achieving pre-determined earnings targets during the period January 1, 2006 to December 31, 2007.

2004 Acquisitions

	Kofman- Barenholtz (a) $	Supreme Foods (b) $	General Mills Oat Fiber (c) $	Other Acquisitions (d) $	Total $

Net assets acquired:
Non-cash working capital	1,842	2,801	725	3,262	8,630
Property, plant and equipment	53	174	3,098	299	3,624
Goodwill	1,187	3,225	8,142	1,344	13,898
Intangible assets – finite life	589	3,402	—	1,436	5,427
Deferred income tax liability	(212)	(1,206)	—	(320)	(1,738)
Debt and other liabilities	—	—	(374)	(136)	(510)
Minority Interest	—	—	—	(1,304)	(1,304)

	3,459	8,396	11,591	4,581	28,027

Cash consideration, net of cash acquired	3,459	7,806	11,591	4,428	27,284
Contingent consideration	—	—	—	153	153
Note payable	—	590	—	—	590

	3,459	8,396	11,591	4,581	28,027

(a)	Kofman-Barenholtz

On September 2, 2004, SunOpta acquired 100% of the outstanding shares of Kofman-Barenholtz Foods Limited (Kofman-Barenholtz) for cash consideration including acquisition costs of $3,459 (Cdn $4,494). During 2005, the Company recorded contingent consideration of $430 (Cdn $500) in relation to the 2004 acquisition of Kofman-Barenholtz meeting certain defined targets. The additional consideration has been recorded as goodwill. Further contingent consideration of up to $344 (Cdn $400) may be payable in 2006 based upon Kofman-Barenholtz’s ability to maintain certain product line distribution requirements under the agreement, which would also be recorded as goodwill when earned.

Kofman-Barenholtz, headquartered in Toronto, is an established distributor of kosher and specialty grocery products across Canada, with over 50 years of experience. Kofman-Barenholtz’s focus and strength in the kosher and specialty grocery products market further strengthens SunOpta’s

- F15 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

Canadian natural, organic, kosher and specialty foods distribution network. Kofman-Barenholtz has been included in the Canadian Food Distribution Group segment within the Food Group.

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

Supreme’s focus and strength in grocery products has become the base of SunOpta’s growing natural, organic and specialty foods grocery distribution business. The combination of Supreme’s business with Kofman-Barenholtz in eastern Canada and Wild West Organic Harvest in western Canada creates a national grocery platform for SunOpta and allows for considerable expansion of product lines. Supreme Foods has been included in the Canadian Food Distribution Group segment within the Food Group.

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

SunOpta’s purchase of this facility has generated efficiencies in the Company's oat fiber processing operations enabling the Company to streamline oat fiber production across three facilities, lengthening run times and improving operating efficiencies. The facility is part of the SunOpta Ingredients Group segment within the Food Group.

(d)	Other acquisitions:

Organic Ingredients

On September 10, 2004, SunOpta acquired 50.1% of the outstanding shares of Organic Ingredients, Inc. (Organic Ingredients), headquartered in Aptos, California for consideration of $2,257 including acquisition costs. During 2004, contingent consideration of $153 was earned and has been reflected as goodwill in the balance sheet.

Organic Ingredients is an established provider of a wide range of certified organic industrial ingredients including processed fruit and vegetable based ingredients, sweeteners, vinegars and others. The company sources and contract manufactures through exclusive arrangements with suppliers located around the world, including North America, South America, Europe and Asia. These exclusive supply arrangements enable the company to maintain a strategic advantage in the organic food ingredient market, in terms of cost and availability of supply, and positions the company to provide value added private label products to key customers. Organic Ingredients has been included within the SunOpta Fruit Group segment within the SunOpta Food Group.

- F16 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

2.	Business acquisitions continued

Snapdragon Natural Foods

On June 1, 2004, SunOpta acquired the inventory and the business of Snapdragon Natural Foods Inc. (Snapdragon) for $878 (Cdn $1,190).

Snapdragon distributed organic groceries and frozen products to both mass market and natural food retailers throughout Canada from warehousing facilities located in Montreal, Quebec, Toronto, Ontario and Calgary, Alberta. Operations of Snapdragon were consolidated into Supreme Foods in January 2005 as part of the opening of the new Toronto based distribution centre. The Snapdragon operation further contributed to the Company’s stated objective of building Canada’s first national natural and organics food distribution network. It has been included under the Canadian Food Distribution Group segment within the Food Group.

Distribution A & L

On April 1, 2004, SunOpta acquired the outstanding shares of Distribution A&L for total consideration of $381 (Cdn $500) including acquisition costs. During 2005, the Company recorded contingent consideration of $40 (Cdn $46) which was earned during the twelve month period ending March 31, 2005. Further consideration of $344 (Cdn $400) may be payable based upon Distribution A&L’s ability to meet certain predetermined profit targets between April 1, 2005 and March 31, 2009, with a maximum of $86 (Cdn $100) in each twelve month period. The earned contingent consideration has been recorded to goodwill and any future contingent consideration will be recorded as goodwill when the amount and outcome of the contingency becomes determinable.

Distribution A&L specializes in the distribution of specialty abrasives and related products. Distribution A&L focuses on smaller markets currently not serviced by Opta Minerals via its network of selling professionals specializing in the industrial, automotive and pool filtration industries. The skills contained within this operation are key as Opta Minerals continues to expand products and revenue capabilities.

Distribue-Vie

On March 1, 2004, SunOpta acquired the outstanding shares of Distribue-Vie Fruits & Legumes Biologiques Inc. (Distribue-Vie) for $911 (Cdn $1,217) including acquisition costs.

Distribue-Vie specializes in the distribution of organic fresh foods with an emphasis on produce. Distribue-Vie is the dominant player in the distribution of organic produce in Quebec and operates from a warehousing facility located in Montreal, servicing the key Quebec market along with geographic reach to Eastern Ontario and the Maritime provinces. An additional $250 (Cdn $300) of contingent consideration may be payable if certain predetermined profit targets are achieved by the acquired business for both of the twelve month period ending March 31, 2006 and will be recorded as goodwill when the amount and outcome of this contingency becomes determinable. No contingent consideration was paid for the twelve month period ending March 31, 2005.

The addition of Distribue-Vie to the Canadian Food Distribution Group has brought benefits to the customer base in the form of broader product lines and greater support for consumer education of organic foods through marketing and retail merchandising initiatives.

- F17 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

2.	Business acquisitions continued

(e) Contingent consideration on companies acquired prior to 2004

Sigco Sun Products

During the year, the Company recorded contingent consideration of $155 (2004 - $50) as an increase to goodwill. This amount was recorded in relation to Sigco Sun Products achievement of predetermined earnings targets. Further consideration of $1,217 may be payable between January 1, 2006 and December 31, 2008 based on the terms of the agreement.

Sonne Labs Inc.

During the year, the Company recorded contingent consideration, as an increase to goodwill, of $33 (2004 - $30) in relation to the 2003 acquisition of Sonne Labs Inc. Further consideration of $687 may be payable between January 1, 2006 and December 31, 2007 based upon their ability to meet certain predefined earning targets.

3.	Accounts Receivable

	2005	2004
	$	$
Trade receivables	58,870	39,520
Allowance for doubtful accounts	(1,262)	(1,074)

	57,608	38,446

	2005	2004
	$	$
Allowance for doubtful accounts

Balance, beginning of year	1,074	1,218
Additions and effects of foreign exchange rate differences	365	196
Accounts receivable written off, net of proceeds	(177)	(340)

Balance, end of year	1,262	1,074

4.	Inventories

	2005	2004
	$	$
Raw materials and work in process	35,139	15,791
Finished goods	49,497	32,811
Grain	3,704	935

	88,340	49,537

Grain inventories consist of the following:
Company owned grain	4,260	1,404
Unrealized gain (loss) on
Sale and purchase contracts	(619)	(687)
Future contracts	63	218

	3,704	935

- F18 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

5.	Prepaid expenses and other current assets

In 2004, prepaid expenses and other current assets included approximately $1,314 in deferred transaction and prospectus costs in relation to the initial public offering of the Company’s subsidiary, Opta Minerals Inc. This initial public offering was completed on February 17, 2005 (see note 19). There are no such costs included in the 2005 balance.

6.	Property, plant and equipment

	2005

	Cost $	Accumulated Amortization $	Net $
Land and buildings	36,124	6,181	29,943
Machinery and equipment	63,985	23,127	40,858
Enterprise software	3,361	216	3,145
Office furniture and equipment	4,908	2,983	1,925
Vehicles	2,587	1,201	1,386

	110,965	33,708	77,257

	2004

	Cost $	Accumulated Amortization $	Net $
Land and buildings	29,299	2,215	27,084
Machinery and equipment	50,621	20,237	30,384
Enterprise software	1,797	—	1,797
Office furniture and equipment	3,693	1,816	1,877
Vehicles	1,593	324	1,269

	87,003	24,592	62,411

Included in machinery and equipment is equipment under capital lease with a cost of $521 (2004 - $327) and net book value of $481 (2004 - $322).

Assets held for sale in 2004 included the St. Thomas, Ontario facility which had a book value of $171 (2004 - $208). The facility was sold during 2005 for proceeds of $172.

- F19 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

7.	Goodwill and intangibles

	2005 $	2004 $
Goodwill – at cost, less accumulated amortization of $1,074 (2004 -$985)	42,429	34,050
Trademarks and other intangibles with a finite life – at cost, less accumulated amortization $2,776 (2004 - $1,234)	15,833	9,884

	58,262	43,934

The following is a summary of changes in goodwill and intangibles:

	Goodwill $	Intangibles $	Total $

Balance as at December 31, 2004	34,050	9,884	43,934

Additions during the year	8,081	7,163	15,244
Amortization	—	(1,338)	(1,338)
Write-off of intangible assets and goodwill	(71)	(114)	(185)
Impact of foreign exchange	369	238	607

Balance as at December 31, 2005	42,429	15,833	58,262

The Company estimates that the aggregate future amortization expense associated with finite life intangibles will be as follows:

$

2006	1,871
2007	1,744
2008	1,711
2009	1,673
2010	1,630
Thereafter	7,204

15,833

8.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	2005 $	2004 $
Accounts payable	39,944	26,610
Payroll and commissions	2,850	2,676
Accrued grain liabilities	4,246	3,371
Other accruals	3,648	3,011

	50,688	35,668

- F20 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

9.	Long-term debt and banking facilities

	2005 $	2004 $
Term loan (a)(i)(iv)	45,000	33,400
Other long-term debt (b)	14,056	2,422

	59,056	35,822
Less: current portion	(3,518)	(4,819)

	55,538	31,003

(a)	On December 9, 2005, the Company amended and restated its credit agreement with its lending syndicate as follows:

	i)	Term loan facility:

The term loan facility was increased to $45,000 from $33,400 as at December 31, 2004. Principal payment as a lump sum is payable on maturity, at the end of five years. The term loan matures on December 20, 2010 and is renewable at the option of the lender and the Company.

Interest on the term loan is payable at a fixed rate of 6.44% plus a margin of up to 50 basis points based on certain financial ratios of the Company. Interest on the 2004 term loan facility was at variable rates which was 3.7% at December 31, 2004.

	ii)	$12,898 (Cdn $15,000), line of credit facility:

As at December 31, 2005, $nil (2004 - $nil) of this facility has been utilized except for $472 (2004 - $1,700) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios. The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories as defined in the credit agreement. At December 31, 2005, the line had a maximum borrowing base of $10,882

	iii)	$25,000 ($17,500 at December 31, 2004) line of credit facility:

As at December 31, 2005, $15,195 (2004 - $nil) of this facility has been utilized. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios. As at December 31, 2005, the Company could borrow the full line of credit based on the borrowing base calculations as noted above.

	iv)	$10,000 revolving acquisition facility:

The Company has an available facility to finance future acquisitions and capital expenditures. This facility is subject to certain draw restrictions. Principal is payable quarterly equal to the greater of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw. Any remaining outstanding principal under this facility is due on October 31, 2009.

Interest on borrowings under this facility is consistent with the term loan described in i) above. This facility was not utilized as at December 31, 2005 or December 31, 2004.

- F21 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

9.	Long-term debt and banking facilities continued

The Canadian and U.S. line of credit facilities are subject to annual extensions.

All of the above facilities are collateralized by a first priority security against substantially all of the Company’s assets in both Canada and the United States. In February 2005, the Company amended its credit agreement for the primary purpose of releasing all secured collateral relating to Opta Minerals, as part of the group’s initial public offering (see note 19).

(b)	Other long-term debt consists of the following:

	2005 $	2004 $
On September 30, 2005, Opta Minerals, Inc. amended and restated its credit agreement and banking facilities to establish a term loan facility of $6,879 (Cdn $8,000) which was fully drawn upon at September 30, 2005. The loan has a term of ten years with quarterly payments of Cdn $200. The principle is payable quarterly based on a ten-year amortization. The facility matures October 31, 2010 and is renewable at the option of the lender and Opta Minerals.	6,879	—

Promissory note of Cdn $1,750 issued to former shareholders of Les Importations Cacheres Hahamovitch Inc., bearing no interest, unsecured and to be repaid on January 2, 2007.	1,500	—

Promissory note of $1,100, issued to former shareholders of Pacific, bearing no interest, unsecured and to be repaid in two instalments of $550 on the sixth and twelfth month anniversary of the acquisition closing date of July 13, 2005.	1,100	—

Promissory note of $700 (originally discounted to $606) issued to certain former shareholders of Cleugh’s to be repaid in equal annual instalments of $140 over five years commencing on the first anniversary of the closing date.	639	—

Promissory notes of $1,370 assumed on acquisition of Cleugh’s at a weighted average interest rate of 6%, unsecured and to be repaid in equal annual instalments of $274.	1,239	—

Term debt secured by Cleugh’s property plant and equipment with various lenders at a weighted average interest rate of 5.75% and amortized over various periods not exceeding five years.	602	—

Promissory note of Cdn $573 (December 31, 2004 – Cdn $832) issued to the former shareholders of Supreme Foods Limited., principal payable in three equal annual instalments, unsecured.	493	692

Promissory note of Cdn $501 (December 31, 2004 - Cdn $701) issued to the former shareholders of Kettle Valley Dried Fruit Ltd. as part of the acquisition in 2003, interest at 5%, interest and principal payable in ten semi-annual instalments, unsecured.	431	583

Capital lease obligations due in monthly payments, with a weighted average interest rate of 8.0% (December 31, 2004 – 7.7%)	1,099	360

Other term debt with a weighted average interest rate of 2.0% (2004– 2.5%), due in varying instalments through July 2009.	74	787

	14,056	2,422

- F22 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

9.	Long-term debt and banking facilities continued

(c)	The loans and capital leases detailed above require payments as follows:

$
2006	3,518
2007	4,096
2008	1,738
2009	1,568
2010	46,284
Thereafter	1,852

59,056

(d)	Interest expense on long-term debt for the year ended December 31, 2005 was $1,991 (December 31, 2004 - $936).

(e)	Included in bank indebtedness on the balance sheet are lines of credit of the Company as noted in 9(a)(ii) and 9(a)(iii) above and lines of credit of its subsidiaries as follows:

	i)	Opta Minerals Inc.:

In addition to the term loan facility described above, Opta Minerals, Inc. has a line of credit of $6,019 (Cdn $7,500) and a $4,299 (Cdn $5,000) facility to finance future acquisitions and capital expenditures. As of December 31, 2005 no amounts have been drawn on these facilities with the exception of committed letters of credit of $957. These facilities have been collaterized by a priority security interest against substantially all of the Opta Minerals Inc.’s assets.

	ii)	Cleugh’s Frozen Foods, Inc.:

As part of the Cleughs acquisition, described in note 2 the Company assumed a line of credit facility with a maximum available draw of $20,000, based on and secured by the value of Cleugh’s accounts receivable and inventory. Interest rate is at 7.70% as at December 31, 2005 and fluctuates between LIBOR plus 2% and 2.75% based on certain financial ratios of Cleugh’s, adjusted quarterly. The line of credit has a four year term and expires in June 17, 2010. As of December 31, 2005 $10,433 was drawn on the facility

Cash on deposit with lending institutions has been netted against borrowings under the lines of credit with the same institution.

- F23 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

10.	Capital stock

The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value.

The following is a summary of changes in the Company’s capital stock:

	Warrants and rights		Common shares		Total

	Number	$	Number	$	$

Balance as at December 31, 2002	4,703,100	2,736	41,984,118	35,230	37,966

Warrants exercised (a)	(1,095,750)	(438)	1,095,750	2,299	1,861
Compensation and related warrants exercised (a)	(366,000)	—	366,000	761	761
Shares issued to acquire Kettle Valley (a)	—	—	196,809	821	821
August 2003 public offering (c)	—	—	7,500,000	51,004	51,004
August 2003 private placement (c)			285,714	2,000	2,000
Options exercised (b)	—	—	1,276,705	2,257	2,257

Balance as at December 31, 2003	3,241,350	2,298	52,705,096	94,372	96,670

Warrants exercised (a)	(3,093,850)	(2,289)	3,093,850	9,927	7,638
Compensation and related warrants exercised (a)	(112,500)	—	112,500	270	270
Options exercised (b)	—	—	232,437	777	777
Employee Stock Purchase Plan	—	—	76,329	439	439

Balance as at December 31, 2004	35,000	9	56,220,212	105,785	105,794

Options exercised (b)	—	—	276,640	370	370
Employee Stock Purchase Plan	—	—	123,819	576	576
Share Purchase buy back	—	—	(33,000)	(62)	(62)

Balance as at December 31, 2005	35,000	9	56,587,671	106,669	106,678

(a)	Warrants

During 2005, no warrants were granted or exercised. During 2004, 3,206,350 warrants including 112,500 compensation warrants were exercised for net proceeds of $7,908 (2003 – 1,461,750 warrants, $2,622). These warrants were granted as part of private placements completed in 2001.

The 35,000 warrants outstanding as at December 31, 2005 are exercisable at $1.70 until February 2006.

On May 1, 2003, the Company issued 196,809 common shares at a price of $4.17 per common share, in the acquisition of Kettle Valley (note 2).

In conjunction with the convertible debenture issued in 2002 the Company issued 250,000 warrants with a fair value of $263, an exercise price of $3.25, and an expiry date of November 30, 2004. These warrants were exercised in 2004.

- F24 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

10.	Capital stock continued

(b)	Employee/director option plans

Details of changes in employee/director stock options are as follows:

	2005	2004	2003

Outstanding options at beginning of year	2,334,615	2,027,177	2,201,260
Granted	832,625	588,775	1,152,450
Exercised	(276,640)	(232,437)	(1,276,705)
Retracted	(184,160)	(48,900)	(49,828)

Outstanding options at end of year	2,706,440	2,334,615	2,027,177

Exercisable options at year end	2,510,000	1,050,255	787,907

Weighted average fair value of options granted during the year	$2.72	$3.50	$2.89

The Company grants options to employees and directors from time to time under employee/director stock option plans. The Board of Directors of the Company has authorized and approved 6,650,000 (2004 – 6,650,000) shares to be made available for the stock option plans. As of December 31, 2005, 244,910 remaining to be granted under these plans.

The following is a summary of options granted during the year.

Grant date	Expiry date	Exercise price	Number of options	Number of options vested at Dec 31, 2005

January 21, 2005	January 21, 2010	$6.54	125,000	125,000
March 8, 2005	March 8, 2010	$6.81	34,000	34,000
May 4, 2005	May 4, 2010	$4.52	17,275	3,455
August 8, 2005	August 8, 2010	$5.71	269,000	269,000
November 3, 2005	November 3, 2010	$5.14	94,250	94,250
December 8, 2005	December 8, 2010	$5.50	293,100	293,100

			832,625	818,805

Employee/director stock options granted by the Company contain an exercise price, which is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to capital stock.

During the year, the Company granted 832,625 options which vest as follows: 818,805 options vested immediately on granting in 2005, 3,455 vest per annum in 2006 to 2009. During 2005, 276,640 (2004 – 232,437) options were exercised and the equivalent number of common shares were issued for net proceeds of $370 (2004 - $777).

- F25 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

10.	Capital stock continued

Details of employee/director stock options outstanding as at December 31, 2005 are as follows:

Expiry Date	Exercise Price Range	Vested Outstanding Options	Weighted Average Price	Total Outstanding Options	Weighted Average Price

2006	$1.41 to $2.10	152,600	$1.78	152,600	$1.78
2007	$1.80 to $3.07	230,090	$2.78	286,610	$2.78
2008	$3.06 to $9.90	746,830	$7.03	871,330	$6.55
2009	$5.96 to $7.69	561,675	$7.01	561,675	$7.01
2010	$4.52 to $6.81	818,805	$5.74	832,625	$5.72

		2,510,000	$5.90	2,704,840	$5.72

The weighted average remaining contractual life for vested outstanding options and total outstanding options is 3.3 and 3.2 years respectively.

(c)	Equity offerings and private placements

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

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the potential exercise of warrants and options as disclosed in note 10. The number of shares for the diluted earnings per share was calculated as follows:

	2005	2004	2003
Weighted average number of shares used in basic earnings per share	56,366,852	53,971,986	46,094,627
Dilutive potential of the following
Employee/director stock options	355,957	862,243	840,085
Warrants	24,162	27,572	2,004,201

Weighted average number of shares used in diluted earnings per share	56,746,971	54,861,801	48,938,913

	$	$	$
Net earnings for the year	13,558	11,016	8,966

Earnings per share:
- Basic	0.24	0.20	0.19

- Diluted	0.24	0.20	0.18

Options to purchase 1,751,355 (2004 - 317,000, 2003 - 573,000) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

12.	Income taxes

The Company’s effective income tax rate on consolidated earnings has been determined as follows:

	2005	2004	2003

Canadian statutory income tax rate	36.1%	36.1%	36.1%

Increase (decrease) by the effects of:
Change in valuation allowance	—	(11.2%)	(24.8%)
Differences in foreign, capital gains, manufacturing and processing and deferred income tax rates	(1.3%)	3.6%	(2.1%)
Impact of dilution gain	(13.8%)	—	—
Other	(5.6%)	(6.4%)	0.8%

Effective income tax rate	15.4%	22.1%	10.0%

	$	$	$
Earnings before income taxes	16,702	14,229	9,967

Provision for income taxes	2,566	3,139	1,001

- F27 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

12.	Income taxes continued

The components of the provisions for Canada and U.S. income taxes are shown below:

	2005	2004	2003
	$	$	$
Current expense:
Canada	525	679	370
United States	617	427	433

	1,142	1,106	803

Deferred (benefit) expense:
Canada	(1,489)	(1,051)	50
United States	2,913	3,084	148

	1,424	2,033	198

Provision for income taxes	2,566	3,139	1,001

          Deferred income taxes of the Company are comprised of the following:

	2005 $	2004 $

Differences in property, plant and equipment and intangible basis	(6,696)	(3,011)
Capital and non-capital losses	9,418	8,079
Tax benefit of scientific research expenditures	2,090	2,000
Tax benefit of costs incurred during share issuance (note 10)	994	834
Other	562	554

	6,368	8,456
Valuation allowance	(1,204)	(1,204)

	5,164	7,252

The components of the deferred income taxes for Canada and U.S. are shown below:

	2005	2004
	$	$
Canada	5,854	3,596
United States	(690)	3,656

	5,164	7,252

	2005 $	2004 $	2003 $
Deferred income tax valuation allowance:
Balance, beginning of year	1,204	2,803	5,350
Additions (reductions) to valuation allowance	—	(1,599)	(2,547)

Balance, end of year	1,204	1,204	2,803

- F28 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

The Company has approximately $5,904 and $1,000 (2004 $5,712 and $1,000) in Canadian and U.S. scientific research expenditures respectively, which can be carried forward indefinitely in Canada, and 20 years in the U.S. to reduce future years’ taxable income. The Company also has approximately $402 (2004 - $404) in U.S. state scientific research investment tax credits which will expire in varying amounts up to 2015.

The Company has Canadian and U.S. non-capital loss carry-forwards of approximately $13,557 and $11,728 respectively, as at December 31, 2005 (2004 - $9,727 and $12,388). The Company also has State loss carry forwards of approximately $2,023 as of December 31, 2005 (2004 - $4.500). The amounts are available to reduce future federal and provincial/state income taxes. Non-capital loss carry-forwards attributable to Canada expire in varying amounts over the next ten years while non-capital loss carry-forwards attributable to the U.S. expire in varying amounts over the next 15 years.

The Company has Canadian capital losses of approximately $1,962, as at December 31, 2005 (2004 - $1,820). The amounts are available to reduce future capital gains. Capital losses in Canada do not expire.

A valuation allowance of $1,204 (2004 - $1,204) has been recorded to reduce the net benefit recorded in these consolidated financial statements related to the capital and non-capital loss carry-forwards and scientific research expenditures.

13.	Supplemental cash flow information

	2005 $	2004 $	2003 $
Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	(11,184)	(7,466)	(3,484)
Inventories	(16,641)	(6,730)	(4,976)
Prepaid expenses and other current assets	583	(275)	(1,187)
Income taxes recoverable	(18)	(314)	(1,543)
Accounts payable and accrued liabilities	1,141	5,962	(2,159)
Customer and other deposits	113	(1,347)	1,357

	(26,006)	(10,170)	(11,992)

Cash paid for:
Interest	3,493	1,373	1,698

Income taxes	2,041	1,800	2,099

- F29 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

14.	Related party transactions and balances

In addition to transactions disclosed elsewhere in these consolidated financial statements, the Company entered into the following related party transactions:

(a)

In 2004, SunOpta entered into an agreement with a company owned by the vendor of Sigco who was an employee during 2005 of the SunOpta Grains and Foods Group. As a result of this agreement, the Company has provided a guarantee for a loan in the form of a standby letter of credit to a maximum of $300 (2004 - $850) refer to note 15(d), while the other party provides the operating assets. The term of the agreement is for twelve months with an option to renew for an additional twelve months, whereby both parties operate a Hungary based sunflower business and on each anniversary receive an equal share of the adjusted earnings (loss) of the business.

The Company holds an exclusive option, exercisable at anytime prior to September 30, 2006, to purchase all of the assets and specific liabilities.

In the current year, this Hungarian based operation had revenue of $1,097 (2004 - $354), net income of $23 (2004 - $29) and had total assets of $1,295 (2004 - $2,112) as of December 31, 2005.

(b)

Pursuant to the Pro Organics acquisition the Company leased its Pro Organics Vancouver, British Columbia warehouse and administration facility from the former owners who remain as executive officers of Pro Organics and SunOpta. The lease is at market rates and is for a five year term with two five year renewal periods. The total amount payable during 2005 was $311 (2004 - $282).

(c)

The President of the Canadian Food Distribution Group sold $969 (2004 - $610) of organic product from his family farming operation, at market rates, to the Canadian Distribution Food Group during 2005 and was owed $97 (2004 – $35) from the Company as at December 31, 2005. The amount payable has been recorded in accounts payable and accrued liabilities.

(d)

The President of the SunOpta Grains and Foods Group purchased $69 (2004 - $32) of seed, fertilizer and herbicides from the Group during 2005, and had a balance receivable outstanding as at December 31, 2005 of $33 (2004 - $75). In addition, the President of the SunOpta Grains and Foods Group sold through a family farming business $178 (2004 - $224) of soybeans and corn to the SunOpta Grains and Foods Group at market rates. The balance payable by SunOpta as at December 31, 2005 was $nil (2004 - $55).

(e)	Other amounts due to/from officers/directors of the Company included in other current assets as at December 31, 2005 was $2 (2004 - $nil).

(f)

Pursuant to the acquisition of Les Importations Cacheres Hahamovitch Inc. the Company has leased Les Importations Cacheres Hahamovitch Montreal, Quebec warehouse and administration facility from the former owner who remains as a senior management of the Canadian Food Distribution Group. The lease is at market rates and is for an eighteen month term. The total amount payable at December 31, 2005 was $nil.

(g)

Pursuant to the acquisition of Cleugh’s the Company has leased Cleugh’s Buena Park, California production, packaging, warehouse and administration facility from the former owners who still remain as senior management of SunOpta Fruit Group. The lease is at market rates and is for a five year term. The total amount payable during 2005 was $128. The Company has also guaranteed the mortgage relating to this facility for $2,115.

- F30 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

15.	Commitments and contingencies

(a)

One of the Company’s subsidiaries, SunRich LLC (formerly SunRich Inc.) filed a claim against a supplier for failure to adhere to the terms of a contract. On July 29, 2004 a judgement was awarded in favour of SunRich by a federal court jury in the United States District Court for the District of Oregon. The supplier countersued the Company for breach of contract however, as part of this judgement these counter-claims were dismissed. In the fall of 2005, the Court concluded on the Company’s application to recover attorney’s fees for approximately $862 including costs and awarded a sum of $175. During the fourth quarter the Company recorded a charge for the unprovided component of these fees of $400. Included within other assets is a receivable of $2,405 representing the initial, judgement, and interest and the recovery of legal fees awarded with respect to this suit. The supplier filed an appeal against this judgement which management and legal counsel believe is without merit. The appeal hearing is expected to be held in 2006.

In December 2005, the Company was notified of service of a lawsuit, by an individual farmer in the State of New York, for breach of contract, and other grounds, for an amount of approximately $830. While the parties are in the process of considering mediation, management believes that the claim is grossly overstated, and is prepared to defend the lawsuit on various grounds. The Company believes that the outcome of this lawsuit will not materially affect the financial position or the results of the Company.

During the year, the Company was sued by a landlord of one of its leased facilities for non-payment of rent and early lease cancellation. The company has countersued for non-performance by the landlord and damages and believes the ultimate resolution of this matter will not have a material effect on the financial statements.

In addition, various claims and potential claims arising in the normal course of business are pending against the Company. It is the opinion of management that these claims or potential claims are without merit and the amount of potential liability, if any, to the Company is not determinable. Management believes the final determination of these claims or potential claims will not materially affect the financial position or results of the Company.

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

(c)

In the normal course of business, the Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain. The Food Group also has commitments to purchase $30,942 of grains in the normal course of business.

(d)	Letters of credit:

The Company has outstanding letters of credit at December 31, 2005 totaling $1,429 (see note 9 (a)(ii) and 9(e)(i).

(e)	Real property lease commitments:

- F31 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

The Company has entered into various leasing arrangements which have fixed monthly rents that are adjusted annually each year for inflation.

Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

$
2006	6,473
2007	5,277
2008	3,718
2009	3.035
2010	2,059
Thereafter	5,570

26,132

In the years 2005, 2004 and 2003, net minimum rents, including immaterial contingent rents and sublease rental income, were $5,890, $3,200 and $1,766 respectively.

(f)

As a result of acquisitions the company may be committed to pay contingent consideration for fiscal years 2006 to 2009 based on certain earning targets and thresholds. The amount is not determinable as certain agreements have no maximum on the amount which can be earned.

16.	Segmented information

Industry segments

The Company operates in three industry segments: (a) the SunOpta Food Group (Food Group) which processes, packages and distributes a wide range of natural, organic and specialty food products via its vertically integrated operations with a focus on soy, oat fiber, fruit and other natural and organic food products; (b) the Opta Minerals Group processes which distributes, and recycles silica free loose abrasives, industrial minerals, specialty sands and related products; and (c) the SunOpta BioProcess Group which markets proprietary bioprocess technology systems for the pulp, food processing and bio-fuel industries. During the year the Company realigned its reporting segment within the Food Group and has further defined this segment into SunOpta Grains and Foods Group, SunOpta Ingredients Group, SunOpta Fruit Group and SunOpta Canadian Food Distribution Group (which combined form the SunOpta Food Group). The SunOpta Grains and Foods Group with the exception of Kettle Valley Dried Fruit is a combination of the former Grains and Soy Products Group and the Packaged Products Group. Both of these previous Groups are under common management. Kettle Valley has been included within the SunOpta Fruit Group. The addition of these segments better reflects how management views and manages the business and is aligned with the Company’s vertically integrated model. The Company’s assets, operations and employees are located in Canada and the United States. The prior year segment has been restated to reflect this realignment.

- F32 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

16.	Segmented information continued

The Company has also revised the reporting of segment net earnings (loss) before interest, expense (net), income taxes and minority interest to segment net earnings (loss) before other income (expense), interest expense (net), income taxes and minority interest, as this is more aligned with assessing ongoing operating income of each group.

	2005

	SunOpta Food Group $	Opta Minerals $	SunOpta BioProcess and Corporate $	Consolidated $
External revenues by market	240,052	11,131	—	251,183
U.S.	115,970	23,528	—	139,498
Canada	30,519	—	4,901	35,420
Other

Total revenues from external customers	386,541	34,659	4,901	426,101

Segment net earnings (loss) before other income, interest expense (net), income taxes and minority interest	16,245	3,808	(3,505)	16,548

Other income				3,571

Interest expense, net				3,417

Provision for income taxes				2,566

Minority interest				578

Net earnings				13,558

Identifiable assets	246,122	41,891	13,469	301,482

Amortization	6,466	1,225	450	8,141

Goodwill	35,878	6,551		42,429

Expenditures on property, plant and equipment	9,666	2,404	2,095	14,165

- F33 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

The SunOpta Food Group has the following segmented reporting:

	2005

	SunOpta Grains & Foods Group $	SunOpta Ingredients Group $	SunOpta Fruit Group $	Canadian Food Distribution Group $	SunOpta Food Group $
External revenues by market
U.S.	121,752	52,352	65,675	273	240,052
Canada	5,273	4,058	7,036	99,603	115,970
Other	21,059	7,543	1,917	—	30,519

Total revenues from external customers	148,084	63,953	74,628	99,876	386,541

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	8,005	3,784	3,165	1,291	16,245

Identifiable assets	79,241	60,783	63,641	42,457	246,122

Amortization	1,978	2,159	1,079	1,250	6,466

Goodwill	2,158	12,031	7,618	14,071	35,878

Expenditures on property, plant and equipment	4,154	3,081	874	1,557	9,666

	2004

	SunOpta Food Group $	Opta Minerals $	SunOpta BioProcess and Corporate $	Consolidated $
External revenues by market
U.S.	166,946	12,878	1,287	181,111
Canada	84,134	19,233	—	103,367
Other	21,642	131	—	21,773

Total revenues from external customers	272,722	32,242	1,287	306,251

Segment net earnings (loss) before other income, interest expense (net), income taxes and minority interest	14,625	3,957	(2,819)	15,763

Other income (expense)				(12)

Interest expense, net				1,522

Provision for income taxes				3,139

Minority interest				74

Net earnings				11,016

Identifiable assets	170,110	26,777	23,285	220,172

Amortization	6,014	948	157	7,119

Goodwill	27,717	6,333	—	34,050

Expenditures on property, plant and equipment	16,216	2,137	1,457	19,810

- F34 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

The SunOpta Food Group has the following segmented reporting:

	2004

	SunOpta Grains & Foods Group $	SunOpta Ingredients Group $	SunOpta Fruit Group $	Canadian Food Distribution Group $	SunOpta Food Group $
External revenues by market
U.S.	104,466	56,018	6,054	408	166,946
Canada	1,106	4,180	3,310	75,538	84,134
Other	15,113	6,103	426	—	21,642

Total revenues from external customers	120,685	66,301	9,790	75,946	272,722

Segment earnings before other income, interest expense (net), income taxes and minority interest	4,346	6,585	94	3,600	14,625

Identifiable assets	62,737	58,689	13,370	35,314	170,110

Amortization	2,478	2,227	397	912	6,014

Goodwill	1,940	12,002	2,035	11,740	27,717

Expenditures on property, plant and equipment	6,074	8,705	309	1,128	16,216

	2003

	SunOpta Food Group $	Opta Minerals $	SunOpta BioProcess and Corporate $	Consolidated $
External revenues by market
U.S.	136,298	9,446	461	146,205
Canada	29,260	15,202	—	44,462
Other	8,249	183	—	8,432

Total revenues from external customers	173,807	24,831	461	199,099

Segment net earnings (loss) before other income, interest Expense (net), income taxes and minority interest	12,183	2,479	(3,338)	11,324

Other income (expense)				585

Interest expense, net				1,942

Provision for income taxes				1,001

Net earnings				8,966

Identifiable assets	117,346	26,363	30,047	173,756

Amortization	3,531	952	643	5,126

Goodwill	12,062	6,120	—	18,182

Expenditures on property, plant and equipment	5,698	796	982	7,476

- F35 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

The SunOpta Food Group has the following segmented reporting:

	2003

	SunOpta Grains & Foods Group $	SunOpta Ingredients Group $	SunOpta Fruit Group $	Canadian Food Distribution Group $	SunOpta Food Group $
External revenues by market
U.S.	92,163	42,800	1,335	—	136,298
Canada	439	2,473	1,277	25,071	29,260
Other	2,384	5,705	160	—	8,249

Total revenues from external customers	94,986	50,978	2,772	25,071	173,807

Segment earnings before other income, interest expense (net), income taxes and minority interest	6,666	4,509	130	878	12,183

Identifiable assets	52,444	47,201	4,949	12,752	117,346

Amortization	1,314	1,905	166	146	3,531

Goodwill	1,890	3893	1,148	5,131	12,062

Expenditures on property, plant and equipment	1,658	2,884	944	212	5,698

Geographic segments

	2005			2004

	U.S. $	Canada $	Total $	U.S. $	Canada $	Total $
Property, plant and equipment	63,628	13,629	77,257	50,835	11,576	62,411

Goodwill	25,429	17,000	42,429	18,779	15,271	34,050

Total assets	212,825	88,657	301,482	141,998	78,174	220,172

Customer Concentration

The Company has no customers in 2005 or 2004 whose purchases exceeded 10% of the Company’s total revenue.

- F36 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

17.	Canadian generally accepted accounting principle differences

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) which conform in all material respects applicable to the Company with those in Canada (Canadian GAAP) during the years presented, except with respect to the following items:

	2005 $	2004 $	2003 $

Net earnings for the year - as reported	13,558	11,016	8,966
Pre-operating costs expensed (i)	—	—	(358)
Stock option compensation expense (ii)	(5,909)	(1,286)	—
Release of cumulative translation adjustment – Opta Minerals (iii)	428	—	—
Convertible debenture	—	—	(54)
Tax effect of above items	—	—	143

Net earnings for the year – Canadian GAAP	8,077	9,730	8,697

Net earnings per share – Canadian GAAP – Basic	0.14	0.18	0.19

Net earnings per share – Canadian GAAP – Diluted	0.14	0.18	0.18

	2005 $	2004 $

Retained earnings - as reported	40,379	26,821
Accretion on convertible debenture	(54)	(54)
Stock option compensation expense (ii)	(7,956)	(2,047)
Release of cumulative translation adjustment – Opta Minerals (iii)	428	—

Retained earnings – Canadian GAAP	32,797	24,720

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

Amortization of $nil in 2005 (2004 - $nil; 2003 - $358) relating to these pre-operating costs would have been expensed under Canadian GAAP.

(ii)

Effective January 1, 2004, Canadian GAAP requires the Company to record stock compensation expense on options granted to employees. Under the transitional provisions of this new standard, the Company would record a charge to retained earnings representing the cumulative impact of stock options granted since January 2002 and would record an expense for existing and any new options over the remaining vesting period.

- F37 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

17.	Canadian generally accepted accounting principle differences

In conjunction with this standard, under Canadian GAAP, the Company would have recorded $5,909 in stock compensation expense (2004 - $1,286; 2003 - $nil). The cumulative impact of this difference is $8,372 (2004 - $2,463). Partially offsetting this balance, are stock option expenses recognized under US GAAP, not recognized under Canadian GAAP, related to a delay between when options were granted to employees and when they were approved by shareholders. An amount of $416 was recorded as an expense prior to 2003 and is a permanent difference between Canadian and US GAAP.

During 2005, the Company modified the terms of outstanding and unvested options whose exercise prices were greater than $5.00. As a result of the modification, 876,590 stock options immediately vested and resulted in an additional expense for Canadian GAAP purposes of $3,004. The amount is included in the total stock compensation expense of $5,909, noted above.

(iii)

Under Canadian GAAP, the Company would have recorded the partial release of the cumulative translation account relating to repayment of intercompany loans by Opta Minerals, Inc., resulting in a reduction in the Company’s net investment in Opta Minerals, Inc.. Under U.S. GAAP, no reduction in the Company’s net investment in Opta Minerals has occurred as a result of the repayment of these loans.

18.	Proforma data (unaudited)

Condensed proforma income statement, as if all acquisitions completed in 2005 and 2004 had occurred at the beginning of 2004, is as follows:

	2005	2004
	$	$

Proforma revenue	474,758	428,091
Proforma net earnings	14,424	11,261
Proforma earnings per share	0.26	0.21
- Basic	0.25	0.21
- Diluted

19.	Other income (expense)

	2005	2004
	$	$

Dilution gain, net of related costs of $976 (a)	5,540	—
Reduction of assets (b)	(986)	(2,436)
Lawsuit (note (c) and 15(a))	(1,010)	2,646
Other	27	(222)

	3,571	(12)

(a)	Opta Minerals Inc. – Initial Public Offering

On February 17, 2005, the Company’s subsidiary Opta Minerals Inc. completed its previously announced initial public offering and raised $14,294 (Cdn $17,496) in net proceeds, (gross proceeds Cdn $19,800) including an over-allotment option granted to the underwriters and exercised on March 16, 2005. The offer was for shares of Opta Minerals Inc. which consisted of the businesses and net assets that form the Opta Minerals Group segment (note 16). Immediately prior to this transaction the net assets and business of this segment were transferred into this wholly owned subsidiary Opta Minerals Inc.. The Company’s ownership was reduced to 72.6% of the outstanding common shares as a result of this transaction including the effect of gifting shares to certain employees of Opta Minerals

- F38 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

Inc. in recognition of their contribution in building the Company. The Company recorded a dilution gain of $6,516 as a result of the sale of the approximate 29.6% minority interest in Opta Minerals Inc.

The initial public offering consisted of 4,500,000 units at an initial offering price of Cdn $4.00 per unit. Each unit consisted of one common share and one-half of a common share purchase warrant of Opta Minerals Inc.. Each whole warrant entitles the holder to purchase one common share of Opta Minerals at a price of $5.00 anytime on or before February 17, 2007. The shares and warrants are listed on the Toronto Stock Exchange under the symbols “OPM” and “OPM.WT”, respectively.

(b)

Reduction of assets include the write-down of business, facilities, goodwill and intangibles to net realizable value refer to note 7(a). During 2004 the Company took an impairment charge related to certain intangibles acquired as part of the First Light Foods acquisition in 2001. During 2004, revenues associated with these intangibles, trademarks fell substantially due to the Company’s decision not to pursue a brand strategy and the decision of a major customer to convert to a private label program.

(c)

In relation to the lawsuit awarded in 2004, a charge was taken during the year for legal fees not awarded net of established provisions (see note 15 (a)) and for additional legal fees incurred during the year in support of the judgement.

20.	Subsequent Events

On February 15, 2006, SunOpta’s subsidiary Opta Minerals Inc. acquired 100% of the outstanding common shares of Magnesium Technologies Corporation (Magtech) of Richfield, Ohio for consideration of $18,000 in consideration including notes payable of $6,000.

MagTech operates its main production facility in Walkerton, Indiana and maintains a sales and head office in Richfield, Ohio. This profitable company employs approximately 70 people, and is a leader in new product development within its industry. MagTech maintains a very high level of customer specific technical service with its primary customers, through the use of onsite technicians who monitor and manage the use of its products in the desulphurization process. The addition of MagTech substantially increases Opta’s position in the industrial minerals business and further expands its current position as a key service provider to the steel industry.

- F39 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental Financial Information (Unaudited)

	Quarter ended December 31,		Quarter ended September 30,

	2005	2004	2005	2004
	$	$	$	$
Revenues	122,070	82,663	114,950	80,140

Cost of goods sold	103,011	68,191	96,653	64,700

Gross profit	19,059	14,472	18,297	15,440

Warehousing and distribution expenses	2,811	1,872	2,655	1,546
Selling, general and administrative expenses	13,357	10,971	12,218	9,311

Earnings (loss) before the following	2,891	1,629	3,424	4,583

Interest expense, net	(1,335)	(409)	(1,186)	(668)
Other income (expense)	(407)	(2,335)	146	(146)
Foreign exchange	823	123	438	194

	(919)	(2,621)	(602)	(620)

Earnings before income taxes	1,972	(992)	2,822	3,963

Provision for (recovery of) income taxes	376	(1,412)	601	1,187

Net earnings before minority interest	1,596	420	2,221	2,776

Minority interest	37	67	133	7

Net earnings for the period	1,559	353	2,088	2,769

Earnings per share for the period
Basic	0.03	0.01	0.04	0.05

Diluted	0.03	0.01	0.04	0.05

- F40 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental Financial Information (Unaudited)

	Quarter ended June 30,		Quarter ended March 31,

	2005	2004	2005	2004
	$	$	$	$
Revenues	102,858	80,946	86,223	62,502

Cost of goods sold	84,352	64,690	70,587	50,231

Gross profit	18,506	16,256	15,636	12,271

Warehousing and distribution expenses	2,589	1,442	2,604	1,156
Selling, general and administrative expenses	10,269	8,964	9,787	7,979

Earnings before the following	5,648	5,850	3,245	3,136

Interest expense, net	(594)	(152)	(302)	(208)
Other income (expense)	(203)	2,499	4,035	(115)
Foreign exchange	45	389	35	(141)

	(752)	2,736	3,768	(464)

Earnings before income taxes	4,896	8,586	7,013	2,672

Provision for income taxes	1,354	2,562	235	802

Net earnings before minority interest	3,542	6,024	6,778	1,870

Minority interest	235	—	173	—

Net earnings for the period	3,307	6,024	6,605	1,870

Earnings per share for the period
Basic	0.06	0.11	0.12	0.04

Diluted	0.06	0.11	0.12	0.03

- F41 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

PART I - FINANCIAL INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

/s/ John Dietrich
Date: February 17, 2006
SunOpta Inc.
By John Dietrich
Vice President and Chief Financial Officer

- F42 -