Form 10-Q
period 2006-03-31
SUNOPTA INC
filed 2006-05-05
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
Commission File No. 0-9989

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act)

Large accelerated filer - No  Accelerated filer - Yes  Non-accelerated filer - No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

At April 27, 2006 registrant had 56,914,439 common shares outstanding, the only class of registrant’s common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $489,115,055. The Company’s common shares are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

There are 28 pages in the March 31, 2006 10-Q and the index follows the cover page.

SUNOPTA INC.	1	March 31, 2006 10-Q

SUNOPTA INC.

FORM 10-Q
March 31, 2006

PART I - FINANCIAL INFORMATION

SUNOPTA INC.	2	March 31, 2006 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Condensed Consolidated Financial Statements

SunOpta Inc.

For the Three Months Ended March 31, 2006

(Unaudited)

SUNOPTA INC.	3	March 31, 2006 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Earnings
For the three months ended March 31, 2006 and 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31, 2006 $	March 31, 2005 $

Revenues	133,312	86,223

Cost of goods sold	109,684	70,587

Gross profit	23,628	15,636

Warehousing and distribution expenses	3,429	2,604
Selling, general and administrative expenses	13,960	9,787

Earnings before the following	6,239	3,245

Interest expense, net	(1,399)	(302)
Other income (expense) (note 6)	(85)	4,035
Foreign exchange	(208)	35

	(1,692)	3,768

Earnings before income taxes	4,547	7,013

Provision for income taxes	1,403	235

Net earnings before minority interest	3,144	6,778

Minority interest	132	173

Net earnings for the period	3,012	6,605

Change in foreign currency translation adjustment	(113)	(165)

Comprehensive income	2,899	6,440

Net earnings per share for the period (note 5)

– Basic	0.05	0.12

– Diluted	0.05	0.12

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	4	March 31, 2006 10-Q

SunOpta Inc.
Condensed Consolidated Balance Sheets
As at March 31, 2006 and December 31, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31, 2006 $	December 31, 2005 $

Assets

Current assets

Cash and cash equivalents	5,068	5.455
Accounts receivable	64,043	57,608
Inventories	90,325	88,340
Prepaid expenses and other current assets	6,059	4,194
Current income taxes recoverable	759	1,847
Deferred income taxes	691	691

	166,945	158,135

Property, plant and equipment	82,214	77,257
Goodwill and intangibles (note 3)	76,960	58,262
Deferred income taxes	5,543	4,473
Other assets (note 8(a))	3,307	3,355

	334,969	301,482

Liabilities

Current liabilities
Bank indebtedness	34,424	20,799
Accounts payable and accrued liabilities	48,733	50,688

Customer and other deposits	1,538	544
Current portion of long-term debt (note 3)	6,185	3,518
Current portion of long-term payables	697	723

	91,577	76,272

Long-term debt (note 3)	60,479	55,538
Long-term payables	303	472
Deferred income taxes	9,432	—

	161,791	132,282

Minority interest	9,259	9,116

Shareholders’ Equity

Capital stock (note 4)	107,539	106,678
Contributed surplus (note 2)	3,310	3,235
Retained earnings	43,391	40,379
Cumulative other comprehensive income	9,679	9,792

	163,919	160,084

	334,969	301,482

Commitments and contingencies (note 8)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	5	March 31, 2006 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Shareholders’ Equity
As at March 31, 2006 and December 31, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Capital stock	Contributed surplus	Retained earnings	Cumulative other comprehensive income	Total
	$	$	$	$	$

Balance at December 31, 2005	106,678	3,235	40,379	9,792	160,084

Warrants exercised	60	—	—	—	60
Options exercised	673	—	—	—	673
Employee stock purchase plan	128	—	—	—	128
Stock based compensation	—	75	—	—	75
Net earnings for the period	—	—	3,012	—	3,012
Currency translation adjustment	—	—	—	(113)	(113)

Balance at March 31, 2006	107,539	3,310	43,391	9,679	163,919

	Capital stock	Contributed surplus	Retained earnings	Cumulative other comprehensive income	Total
	$	$	$	$	$

Balance at December 31, 2004	105,794	3,330	26,821	8,148	144,093

Options exercised	48	—	—	—	48
Employee stock purchase plan	161	—	—	—	161
Net earnings for the period	—	—	6,605	—	6,605
Currency translation adjustment	—	—	—	(165)	(165)

Balance at March 31, 2005	106,003	3,330	33,426	7,983	150,742

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	6	March 31, 2006 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the three months ended March 31, 2006 and 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31, 2006 $	March 31, 2005 $

Cash provided by (used in)

Operating activities
Net earnings for the period	3,012	6,605
Items not affecting cash
Amortization	2,615	1,751
Deferred income taxes	321	153
Dilution gain (note 6)	—	(6,516)
Common shares granted to Opta Minerals employees	—	234
Minority interest	132	173
Other	108	886
Changes in non-cash working capital (note 7)	(6,696)	(14,916)

	(508)	(11,630)

Investing activities
Purchase of property, plant and equipment	(2,755)	(4,769)
Acquisition of companies, net of cash acquired	(12,197)	(1,234)
Proceeds from sale of property, plant and equipment	—	19
Other	(11)	—

	(14,963)	(5,984)

Financing activities
Proceeds from Opta Minerals Inc. share issuance (note 6)	—	14,290
Increase in bank indebtedness	12,836	6,815
Borrowings under long-term debt and tender facility	2,542	—
Repayment of term debt	(1,144)	(1,107)
Proceeds from the issuance of common shares, net of issuance costs	870	209
Other	(129)	(8)

	14,975	20,199

Foreign exchange gain (loss) on cash held in a foreign currency	109	(23)

Increase (decrease) in cash and cash equivalents during the period	(387)	2,562

Cash and cash equivalents – Beginning of the period	5,455	8,081

Cash and cash equivalents – End of the period	5,068	10,643

See note 7 for supplemental cash flow information

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	7	March 31, 2006 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1.	Basis of presentation

The interim condensed consolidated financial statements of SunOpta Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2005.

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ending December 31, 2005. All significant intercompany accounts and transactions have been eliminated on consolidation.

2.	Stock Option Plan

The Company maintains several stock option plans under which incentive stock options may be granted to employees and non-employee directors. The Company had previously adopted the fair value measurement provisions of SFAS No. 123 which required the note disclosure of the company’s earnings as if stock compensation was recorded. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Stock Based Compensation, using the modified prospective application transition method which requires the Company to record Stock Based Compensation expenses within the Statement of Earnings. As required by the standard the Company has present proforma note disclosure for Stock Based Compensation for the prior period presented.

Net income for the three months ended March 31, 2006 includes $120 of compensation expense related to our stock-based compensation arrangements including $45 in stock based compensation for the employees of Opta Minerals Inc. Net income for the three months ended March 31, 2005 included $nil of stock based compensation; however, in accordance with the proforma note disclosure requirements of FAS 123 the company would have reported an expense of $433. The Company’s net earnings and earnings per share, including the impact of Stock Based Compensation, would have been as follows:

Three months ended

March 31, 2005

Number of options granted	159,000

$
Total fair value of options granted	520

Net earnings for the period as reported	6,605

Stock compensation expense (current and prior year grants)	433

Pro-forma net earnings for the period	6,172

Weighted average number of shares outstanding	56,238,585

Diluted weighted average number of shares outstanding	56,928,173

Pro-forma net earnings per common share
- Basic	0.11

- Diluted	0.11

SUNOPTA INC.	8	March 31, 2006 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.	Stock Option Plan continued

The fair value of the options granted during the current and prior periods were estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2005 – 0%), an expected volatility of 55.7% (March 31, 2005 – 54%), a risk-free interest rate of 4% (March 31, 2005 –3%), and an expected life of four to six years. These options vest at various dates ranging from the date of the grants to February 23, 2011 and expire four to five years subsequent to the grant date.

3.	Acquisition of Magnesium Technologies Corporation

On February 15, 2006, Opta Minerals, a subsidiary of the Company, acquired 100% of the outstanding common shares of Magnesium Technologies Corporation (“MagTech”) of Richfield, Ohio for $18,197. This acquisition has been accounted for using the purchase method and the results have been included in Opta Minerals from the date of acquisition. Included in the assets acquired are intangibles consisting of customer relationships and profit sharing agreements which have estimated useful lives of between 7 and 25 years. The goodwill and intangibles acquired with this acquisition are not deductible for tax purposes. The following is the preliminary purchase price allocation:

Magnesium Technologies Inc. $

Net assets acquired:
Non-cash working capital	2,371
Property, plant and equipment	4,324
Goodwill	857
Intangible assets	18,504
Other assets	483
Future income tax liability	(8,046)
Debt and other liabilities	(296)

18,197

Net assets acquired:
Cash paid on closing	12,000
Note payable	6,000
Accrued acquisition costs	197

18,197

The purchase was funded by a cash payment of $1,943 on closing and the utilization of a line of credit facility of $7,515 (maximum availability of $10,702) and a term loan of $2,542. The line of credit facility requires interest to be paid quarterly at a rate of U.S. base plus 0.75% and the term loan requires quarterly payments of $64 and interest is due monthly at U.S. base plus 1.25%. In addition, part of the consideration is a note payable to the previous shareholders of $6,000 due in four annual instalments of $1,500 and bearing interest of 5.6%.

MagTech’s revenue consists of its proprietary and patented desulphurization systems and products, which are produced to the specific requirements of each customer that it services within both the Canadian and United States steel industries. MagTech operates its main production facility in Walkerton, Indiana and maintains a sales and head office in Richfield, Ohio. MagTech maintains a very high level of customer specific technical service with its primary customers, through the use of onsite technicians who monitor and manage the use of its products in the desulphurization process. This acquisition increases Opta Mineral’s position in the industrial minerals business and further expands its current position as a key service provider to the steel industry.

SUNOPTA INC.	9	March 31, 2006 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

4.	Capital stock

	March 31, 2006 $	December 31, 2005 $
Issued and fully paid -
56,858,269 common shares (December 31, 2005 – 56,587,671)	107,539	106,669
Nil warrants (December 31, 2005 –35,000)	—	9

	107,539	106,678

(a)

In the first three months of 2006, employees and directors exercised 214,518 (March 31, 2005 – 20,740) common share options and an equal number of common shares were issued for net proceeds of $673 (March 31, 2005 - $48).

(b)	In the first quarter of 2006, 35,000 (March 31, 2005 – nil) warrants were exercised and 35,000 common shares were issued for proceeds of $60 (March 31, 2005 - $nil).

(c)

In the three months ended March 31, 2006, 21,080 (March 31, 2005 – 29,678) common shares were issued for net proceeds of $128 (March 31, 2005 - $161) as part of the Company’s employee stock purchase plan.

(d)	In the first three months of 2006, 5,000 options were granted to employees at a price of $5.36 and 7,000 options were granted to employees at a price of $7.04.

5.	Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended

	March 31, 2006 $	March 31, 2005 $
Net earnings for the period	3,012	6,605

Weighted average number of shares used in basic earnings per share	56,706,170	56,238,585

Dilutive potential of the following:
Employee/director stock options	537,051	663,827
Dilutive Warrants	—	25,761

Diluted weighted average number of shares outstanding	57,243,221	56,928,173

Net earnings per share:
Basic	0.05	0.12

Diluted	0.05	0.12

Options to purchase 660,980 (March 31, 2005 – 1,209,415) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

SUNOPTA INC.	10	March 31, 2006 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.	Other income (expense)

		March 31, 2006	March 31, 2005

	Dilution gain, net of related costs of $976 (a)	—	5,540
	Reduction of assets (b)	—	(708)
	Lawsuit costs (c)	—	(440)
	Other	(85)	(357)

		(85)	4,035

(a)	The Opta Minerals Inc. initial public offering resulted in a non-taxable dilution gain for the Company, net of $976 in transaction costs.

(b)	Reduction of assets includes the write-down of a business and facilities held for sale to net realizable value.

(c)	In relation to a lawsuit awarded in 2004 (note 8(a)), a charge was taken in the first quarter of 2005 for legal fees not awarded net of established provisions and for additional legal fees incurred.

7.	Supplemental cash flow information

		Three months ended

		March 31, 2006 $	March 31, 2005 $
	Changes in non-cash working capital:
	Accounts receivable	(4,325)	(3,468)
	Inventories	(478)	(8,336)
	Recoveries of income taxes	1,088	2,000
	Prepaid expenses and other current assets	(925)	465
	Accounts payable and accrued liabilities	(3,050)	(7,173)
	Customer and other deposits	994	1,596

		(6,696)	(14,916)

	Cash paid for:
	Interest	1,453	319

	Income taxes	99	—

8.	Commitments and contingencies

(a)

One of the Company’s subsidiaries, SunRich LLC (formerly SunRich Inc.) filed a claim against a supplier for failure to adhere to the terms of a contract. On July 29, 2004 a judgement was awarded in favour of SunRich by a federal court jury in the United States District Court for the District of Oregon. The supplier countersued the Company for breach of contract however, as part of this judgement these counter-claims were dismissed. Included within other assets at March 31, 2006 is a receivable of $2,405 (December 31, 2005 - $2,405) representing the initial judgement, and interest and the recovery of legal fees awarded with respect to this suit. The supplier filed an appeal against this judgement which management and legal counsel believe is without merit. The appeal hearing is expected to be held later in 2006.

In December 2005, the Company was notified of service of a lawsuit, by an individual farmer in the State of New York, for breach of contract, and other grounds, for an amount of approximately $830. Management believes that the claim is grossly overstated, and has retained counsel and is in the process of filing a defence on various grounds. The Company believes that the outcome of this lawsuit will not have a material effect on the financial position or the results of the Company.

SUNOPTA INC.	11	March 31, 2006 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.	Commitments and contingencies continued

In 2005, the Company was sued by a landlord of one of its leased facilities for non-payment of rent and early lease cancellation. The Company has countersued for damages resulting from the non-performance by the landlord and damages and believes the ultimate resolution of this matter will not have a material effect on the financial statements.

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

9.	Segmented information

Industry segments

The Company operates in three industry segments:

(a) the SunOpta Food Group (Food Group), processes, packages and distributes a wide range of natural, organic and specialty food products via its vertically integrated operations with a focus on soy, natural and organic food products;

(b) Opta Minerals Inc., processes, distributes, and recycles silica free loose abrasives, industrial minerals, specialty sands and related products; and

(c) the SunOpta BioProcess Group, markets proprietary non-wood processing technology with significant licensing and application potential in ethanol, food processing and pulp industries.

The Company also reports segment information for the Food Group. The Food Group is further segmented into SunOpta Grains and Foods, SunOpta Ingredients, SunOpta Fruit and SunOpta Canadian Food Distribution which combined form the SunOpta Food Group. The Company’s assets, operations and employees are located in Canada and the United States.

SUNOPTA INC.	12	March 31, 2006 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.	Segmented information continued

		Three months ended March 31, 2006

		SunOpta Food Group $	Opta Minerals Inc. $	SunOpta BioProcess and Corporate $	Consolidated $
	External revenues by market
	U.S.	74,686	8,399	—	83,085
	Canada	34,505	4,636	—	39,141
	Other	10,080	10	996	11,086

	Total revenues to external customers	119,271	13,045	996	133,312

	Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	6,829	998	(1,796)	6,031

	Other income (expense)				(85)

	Interest expense, net				1,399

	Provision for income taxes				1,403

	Minority interest				132

	Net earnings				3,012

	The SunOpta Food Group has the following segmented reporting:

	Three months ended March 31, 2006

	SunOpta Grains & Foods $	SunOpta Ingredients $	SunOpta Fruit $	SunOpta Canadian Food Distribution $	SunOpta Food Group $
External revenues by market
U.S.	32,313	12,895	29,449	29	74,686
Canada	942	1,416	1,268	30,879	34,505
Other	5,899	3,802	379	—	10,080

Total revenues from external customers	39,154	18,113	31,096	30,908	119,271

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	1,793	1,706	1,500	1,830	6,829

SUNOPTA INC.	13	March 31, 2006 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.	Segmented information continued

		Three months ended March 31, 2005

		SunOpta Food Group $	Opta Minerals Inc. $	SunOpta BioProcess and Corporate $	Consolidated $
	External revenues by market
	U.S.	44,670	3,160	280	48,110
	Canada	27,638	4,568	—	32,206
	Other	5,897	10	—	5,907

	Total revenues to external customers	78,205	7,738	280	86,223

	Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	3,343	837	(900)	3,280

	Other income				4,035

	Interest expense, net				302

	Provision for income taxes				235

	Minority interest				173

	Net earnings				6,605

          The SunOpta Food Group has the following segmented reporting:

	Three months ended March 31, 2005

	SunOpta Grains & Foods $	SunOpta Ingredients $	SunOpta Fruit $	SunOpta Canadian Food Distribution $	SunOpta Food Group $
External revenues by market
U.S.	26,276	12,708	5,623	63	44,670
Canada	342	1,110	767	25,419	27,638
Other	4,562	1,335	—	—	5,897

Total revenues from external customers	31,180	15,153	6,390	25,482	78,205

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	1,612	676	365	690	3,343

SUNOPTA INC.	14	March 31, 2006 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.	Proforma data (unaudited)

Condensed proforma income statement, as if the acquisition of Magnesium Technologies Inc., Les Importations Cacheres Hahamovitch Inc., Pacific Fruit Processors, Inc., Earthwise Processors LLC, Cleughs Frozen Foods, Inc. and Organic Ingredients Inc. (100%), had occurred at the beginning of 2005, is as follows:

	Three months ended

	March 31, 2006 $	March 31, 2005 $

Proforma revenue	136,960	116,561
Proforma net earnings	3,151	7,341
Proforma earnings per share:
- Basic	0.06	0.13
- Diluted	0.06	0.13

PART I - FINANCIAL INFORMATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Business Acquisitions

On February 15, 2006, Opta Minerals, a subsidiary of the Company, acquired 100% of the outstanding common shares of Magnesium Technologies Corporation (“MagTech”) of Richfield, Ohio for $18,197. The results of MagTech have been included in the Opta Minerals segment from the date of acquisition. The purchase was funded by a cash payment of $1,943 on closing and the utilization of a line of credit facility of $7,515 (maximum availability of $10,702) and a term loan of $2,542. The line of credit facility requires interest to be paid quarterly at a rate of U.S. base plus 0.75% and the term loan requires quarterly payments of $64 and interest is due monthly at U.S. base plus 1.25%. In addition, part of the consideration is a note payable to the previous shareholders of $6,000 due in four annual instalments of $1,500 and bearing interest of 5.6%.

MagTech’s revenue consists of its proprietary and patented desulphurization systems and products, which are produced to the specific requirements of each customer that it services within both the Canadian and United States steel industries. MagTech operates its main production facility in Walkerton, Indiana and maintains a sales and head office in Richfield, Ohio. MagTech maintains a very high level of customer specific technical service with its primary customers, through the use of onsite technicians who monitor and manage the use of its products in the desulphurization process. This acquisition increases Opta Mineral’s position in the industrial minerals business and further expands its current position as a key service provider to the steel industry.

SUNOPTA INC.	15	March 31, 2006 10-Q

Operations for the Three Months ended March 31, 2006 Compared With the Three Months Ended March 31, 2005

Consolidated

	March 31, 2006 $	March 31, 2005 $	Change $	Change %

Revenue
SunOpta Food Group	119,271,000	78,205,000	41,066,000	52.5%
Opta Minerals	13,045,000	7,738,000	5,307,000	68.6%
SunOpta Bio Process	996,000	280,000	716,000	255.7%

Total Revenue	133,312,000	86,223,000	47,089,000	54.6%

Operating Income[1]
SunOpta Food Group	6,829,000	3,343,000	3,486,000	104.3%
Opta Minerals	998,000	837,000	161,000	19.2%
SunOpta Bio Process & Corporate	(1,796,000)	(900,000)	(896,000)	99.6%

Total Operating Income	6,031,000	3,280,000	2,751,000	83.9%

Other Income (Expense), net	(85,000)	4,035,000	(4,120,000)	(102.1%)
Interest Expense	1,399,000	302,000	1,097,000	363.2%
Income Tax Provision	1,403,000	235,000	1,168,000	497.0%
Minority Interest	132,000	173,000	(41,000)	(23.7%)

Net earnings	3,012,000	6,605,000	(3,593,000)	(54.4%)

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues in the first three months of 2006 increased by 54.6% to $133,312,000 based on internal growth of 18.1% and acquisition revenues of $26,690. Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year.

Operating income increased to $6,031,000, representing an increase of 84% versus the first three months of 2005. Growth in operating income exceeded revenue growth due to the leverage of our oat fiber and aseptic packaging facilities which demonstrated improved throughput and efficiencies and cost savings initiatives which have reduced selling, general and administrative expenses (SG&A), primarily in our Canadian distribution operations. These gains are offset by increased freight and energy costs across all businesses. Further details on revenue and operating income are provided below by operating group.

Interest expense increased by 363% to $1,399,000 for the three months ended March 31, 2006 due to increased long-term debt and operating lines of approximately $22,000,000 and higher average interest rates. The increase in debt is primarily related to acquisition of Magnesium Technologies Corporation during the quarter and an increase in working capital to fund seasonal grain purchases. The increase in the average interest rate is due to increases in base rates such as LIBOR. The Company’s long term debt to equity ratio is 0.41:1:00, below the Company’s long term target. Bank indebtedness is approximately 23% of accounts receivable and inventory, which it finances.

Other expense for the three months ending March 31, 2006 of $85,000 includes certain restructuring costs incurred during the acquisition of Magnesium Technologies Corporation and intended to make Opta Minerals Inc. more tax efficient. Other income in the first quarter of 2005 of $4,035,000 included a dilution gain related to the initial public offering of Opta Minerals Inc. offset by the write-downs of certain assets and other one time items including a write-down related to certain legal costs expected to be recovered as part of the lawsuit awarded in 2004.

The income tax rate for the first three months of 2006 is approximately 31.0%. The provision for income taxes in the first three months of 2005 was 3.4% due to the non-taxable dilution gain realized in the quarter, excluding the impact of the one-time dilution gain the income tax rate on operating earnings was approximately 27% in 2005. The Company expects that the full year income tax rate for 2006 will remain between 30% and 34%.

SUNOPTA INC.	16	March 31, 2006 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:

	March 31, 2006 $	March 31, 2005 $	Change $	Change %

Revenue
SunOpta Grains & Foods	39,154,000	31,180,000	7,974,000	25.6%
SunOpta Ingredients	18,113,000	15,153,000	2,960,000	19.5%
SunOpta Fruit	31,096,000	6,390,000	24,706,000	386.6%
SunOpta Cdn Food Distribution	30,908,000	25,482,000	5,426,000	21.3%

Food Group Revenue	119,271,000	78,205,000	41,066,000	52.5%

Operating Income[1]
SunOpta Grains & Foods	1,793,000	1,612,000	181,000	11.2%
SunOpta Ingredients	1,706,000	676,000	1,030,000	152.4%
SunOpta Fruit	1,500,000	365,000	1,135,000	311.0%
SunOpta Cdn Food Distribution	1,830,000	690,000	1,140,000	165.2%

Food Group Operating Income	6,829,000	3,343,000	3,486,000	104.3%

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Food Group contributed $119,271,000 or 89.5% of total Company consolidated revenues in the first three months of 2006 versus 90.7% in the same period in 2005. The increase of 52.5% in SunOpta Food Group revenues reflects strong sales volume from the SunOpta Grains & Food Group due to the aseptic soy milk contract previously disclosed and the acquisition of Earthwise Processors Inc., strong increases in the SunOpta Canadian Food Distribution group due to improving grocery sales, very strong internal growth from the SunOpta Ingredients Group as fiber sales continue to improve due to a number of new customer accounts and applications plus the exceptional growth in the SunOpta Fruit Group, driven by a combination of acquisition and internal growth in these businesses. These increases were offset by slower sales of sunflower and soy grains due to excess world supply and reduced pricing.

Gross margin as a percentage of sales in the Food Group decreased slightly to 17.4% in the quarter versus 17.7% in the first quarter of 2005. The decreases in gross margin rate reflects the impact of product mix due to the growth in the Fruit Group to approximately 26% of Food Group sales, which has lower inherent margins at approximately 14%, plus a reduction in margins due to sunflower grain sales which had been very strong in 2005. The margin reductions noted were offset by very strong margins from oat fiber and aseptic soy milk due to significantly higher volumes and improved plant utilization.

Warehousing and distribution costs increased to $3,429,000 in the three months ended March 31, 2006 versus $2,604,000 in the same quarter of the previous year. The increase noted is due primarily to the acquisition of Hahamovitch, higher distribution group volumes and increasing freight and logistics costs offset by costs savings associated with the consolidation of warehouses.

Selling, general and administrative expenses increased to $10,385,000 or 8.7% of revenues in the first three months of 2006 from $7,932,000 or 10.1% of revenues in the same period of 2005. The decrease in SG&A as a percentage of sales is primarily due to the Company’s cost reduction programs and leverage of our fixed cost base over improved revenues. The rate versus the prior year was also helped by the acquisitions in the SunOpta Fruit Group companies which have inherently lower SG&A rates.

A foreign exchange loss of $94,000 was recognized in the three months ended March 31, 2006 compared to a gain of $27,000 in the same period for the prior year.

Operating income in the SunOpta Food Group increased 104.3% to $6,829,000 in the three months ended March 31, 2006 as compared to $3,343,000 in the three months ended March 31, 2005. See the individual segments within the Food Group for commentary related to specific Food Group activities and outlook for the remainder of 2006. Readers should be advised that internal product transfers between the groups are accounted for at cost.

SUNOPTA INC.	17	March 31, 2006 10-Q

Grains & Foods Group

	March 31, 2006 $	March 31, 2005 $	Change $	Change %

Revenue	39,154,000	31,180,000	7,974,000	25.6%

Gross Margin	4,506,000	3,419,000	1,087,000	31.8%
Gross Margin	11.5%	11.0%	0.5%
Operating Income[1]	1,793,000	1,612,000	181,000	11.2%

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The Grains and Foods Group contributed $39,154,000 in revenues during the first quarter, a $7,974,000 increase over the same quarter in the previous year. This increase was attributed to internal growth of 19.5% during the quarter. Revenues were favourably impacted by an increase of $6,516,000 in aseptic based product sales. This increase is due to a new aseptic soy milk contract obtained late in 2005 with a major retailer and also includes increases from pre-existing aseptic customers. The Group realized revenue increases from grains and food ingredient sales of $2,270,000 primarily due to the acquisition of Earthwise Processors and higher than expected demand for Organic Corn and Soybean Meal offset by delayed shipments of IP Soybeans due a larger than expected domestic crop in Japan. The increases noted were offset by revenue decreases of $812,000 in sunflower product sales due primarily to increased competition from China and Bulgaria and lower prices for certain bi-products.

Gross margin in the Grains and Foods Group increased by $1,087,000 in the three months ended March 31, 2006 to $4,506,000 or 11.5% of revenues, as compared to 11.0% of revenues in 2005. Aseptic margins have increased in the quarter due to a combination of increased volumes and the impact of numerous equipment upgrades and cost reduction initiatives. Better margin rates were realized on grains and food ingredients primarily Organic Corn, Soybean Meal and IP Soybeans. Certain grain margins were lower in the first quarter of 2005 as higher product costs included various supplier premiums to meet contractual demands. Sunflower product margins were approximately 0.6% in the quarter, a decrease of 8.6% compared to the first three months of 2005. Lower sunflower margins are primarily attributable to reduced pricing due to abundant supply and increased foreign competition in European markets.

The increase in operating income of $181,000 to $1,793,000 reflects the increase in Gross Margin, noted above, offset by an increase in SG&A and foreign exchange losses realized in the quarter. SG&A as a percentage of sales increased to 6.8% from 6.0% in the same quarter of the previous year. The increase was primarily due to higher compensation costs versus the same quarter in the previous year and an increase in corporate management fees. A foreign exchange loss of $66,000 was realized on Euro contracts entered into to hedge Euro denominated sales by the Group. In the first quarter of 2005, the group realized a foreign exchange gain of $52,000.

Looking forward in 2006, the addition of a significant customer at the aseptic packaging facility will continue to generate increased revenues and margins at this facility and lower overall throughput costs due to the increased production base. Soy and corn crops are in good condition, boding well for the remainder of the year’s throughput and gross margins, however increased foreign competition may mean continued pricing pressure on certain products. Sunflower products are expected to see continued pricing pressure from excess supply and increased foreign competition which will impact gross margins. Demand continues strong for the groups organics, ingredients, aseptic and refrigerated soy beverage products and dry roasted ingredients and packaged products.

SunOpta Ingredients

	March 31, 2006 $	March 31, 2005 $	Change $	Change %

Revenue	18,113,000	15,153,000	2,960,000	19.5%

Gross Margin	3,513,000	2,577,000	936,000	36.3%
Gross Margin	19.4%	17.0%	2.4%
Operating Income[1]	1,706,000	676,000	1,030,000	152.4%

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

SUNOPTA INC.	18	March 31, 2006 10-Q

The Ingredients Group contributed revenues of $18,113,000 in the first three months of 2006 as compared to $15,153,000 in 2005, a 19.5% increase, all through internal growth. The increase is attributable to higher fiber revenues of $8,115,000, a $1,971,000 or 32.1% increase as compared to the same quarter of the previous year. The increase is due to a number of new customers and applications for oat fiber as well as initial shipments of soy fiber. Certain specialty products and technical processing have also performed well in the quarter with increases of $847,000 and $480,000 respectively. The Group also realized net declines of $338,000 due primarily to reduced volumes of Ingredient Systems and the other packaged products.

In the quarter, gross margin in the Ingredients Group increased by $936,000 and the margin rate increased by 2.4% to 19.4%. This increase can be attributed to better plant utilization offset by higher energy costs.

Operating income increased by $1,030,000 or 152% during the quarter due primarily to the factors noted above. The remaining increase in improved operating income resulted from cost savings of $94,000 from SG&A and foreign exchange. SG&A as a percentage of sales for the Ingredients Group was 10.0% or 2.6% better than the previous year as they leverage the business with higher sales volumes.

The Ingredients Group continues to focus on international markets for oat and soy fiber while strong domestic volumes are expected to continue throughout the remainder of the year. The quarter was extremely active for soy fiber as the Company has completed a number of plant trials with good customer response. This is a significant opportunity as the North American soy fiber market continues to be short of supply. The Company continues to actively develop its processes and research and development efforts to expand its line of fiber offerings, including the development of both soluble fibers and insoluble fibers derived from alternative sources and new applications such as pet food. On the contrary, the Company has received indications from a customer that one of their customers is expected to reformulate their specialty fibre product to an alternative lower cost product. The Customer accounted for approximately $7,400,000 in revenues in 2005 with a margin of approximately 18.0%. The Company expects this volume to trend down through the second quarter. Several opportunities to replace this volume are currently being studied and pursued.

SunOpta Fruit

	March 31, 2006 $	March 31, 2005 $	Change $	Change %

Revenue	31,096,000	6,390,000	24,706,000	386.6%

Gross Margin	4,311,000	1,145,000	3,165,000	276.4%
Gross Margin	13.9%	17.9%	(4.0%)
Operating Income[1]	1,500,000	365,000	1,135,000	311.0%

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Fruit Group comprises the 2005 acquisitions of Pacific Fruit Processors and Cleugh’s Frozen Foods as well as the previous acquisitions of Organic Ingredients in 2004 and Kettle Valley Dried Fruit in 2003. Revenue increased by 386.6% and included 19.0% internal growth including internal growth on the companies acquired. Revenue increased by $22,405,000 due to the recent acquisitions noted above. The remaining increase of $2,301,000 was primarily due to new private label offerings including organic juices, frozen fruits and tomato based products offset by delayed private label fruit bar shipments.

The decline in gross margin rate from the same quarter in the previous year reflects the lower inherent margin rates in the acquired businesses and includes the impact of increasing freight and logistics costs offset by reduced operating costs due to a cost reduction program currently in place.

Management’s cost reduction / profit improvement plan is expected to result in increasing operating income as a percentage of revenue. The Plan is based upon consolidated purchasing, reduced workers compensation insurance and employee benefit costs and a number of operating efficiency improvements. Continued internal revenue growth leading to increased margins are expected to be realized throughout the year and are based upon new private label contracts and new product offerings as the group expands its world wide supply capabilities.

SUNOPTA INC.	19	March 31, 2006 10-Q

SunOpta Canadian Food Distribution

	March 31, 2006 $	March 31, 2005 $	Change $	Change %

Revenue	30,908,000	25,482,000	5,426,000	21.3%

Gross Margin	8,406,000	6,711,000	1,695,000	25.3%
Gross Margin	27.2%	26.3%	0.9%
Operating Income[1]	1,830,000	690,000	1,140,000	165.2%

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The Canadian Food Distribution Group contributed $30,908,000 of revenue in the first three months of 2006, an increase of $5,426,000 or 21.3%. Internal growth within the Group including growth on acquired companies was 13.7% or $3,716,000. The remaining increase of $1,710,000 was due to the acquisition of Les Importations Cacheres Hahamovitch Inc. (Hahamovitch). Revenues were favourably impacted by an increase in grocery and retail sales of $4,938,000 primarily due to strong sales in western Canada, an increase in naturals and kosher product lines from the Keele Street warehouse and the Hahamovitch acquisition. A net increase of $488,000 in produce sales were due to strong sales in western Canada and Ontario offset by declining produce sales in Quebec and eastern Canada, where competitive forces are more intense.

Gross margin in the Canadian Food Distribution Group increased by $1,695,000 in the three months ended March 31, 2006 to 8,406,000 or 27.2%. The increase in gross margin percentage was attributable to better pricing within the grocery segment, including the higher margin revenue associated with the Hahamovitch acquisition. Gross margin as a percentage of sales were relatively flat within the produce segment as higher margins realized in western Canada were offset by lower margins in eastern Canada.

Warehousing and distribution costs increased to $3,429,000 or 11.1% of sales in the three months ended March 31, 2006 versus $2,604,000 or 10.2% in the previous year. The percentage increase noted is due primarily to product and customer mix, higher freight and logistics costs due to higher energy prices offset by costs savings associated with the consolidation of central Canadian warehouses and consolidation of Western Canadian facilities to service all fresh produce and fruit distribution.

Selling, general and administrative expenses decreased to $3,122,000 in the three months ended March 31, 2006 from $3,385,000 in the three months ended March 31, 2005. The decreases are primarily due to reductions in overhead including headcount.

Operating income increased by $1,140,000 or 165.2% during the quarter to $1,830,000, primarily due to the factors noted above. The increases noted were offset by a foreign exchange loss of $25,000 as compared to a loss $32,000 in the same period of the previous year.

The SunOpta Canadian Distribution group remains focused on cost reduction and improved profitability including reduced spoilage and labor costs and targeted new listings and product lines. The acquisition of Hahamovitch is expected to provide additional synergies in SG&A costs as well as freight, logistics and purchasing. The Group will continue with its integration efforts in 2006, including leveraging its national sales and distribution capabilities, freight and logistic synergies, the implementation of a consolidated information system and implementation of warehouse technologies including radio frequency to drive better warehouse practices and cost savings.

Opta Minerals Inc.

	March 31, 2006 $	March 31, 2005 $	Change $	Change %

Revenue	13,045,000	7,738,000	5,307,000	68.6%

Gross Margin	2,752,000	1,691,000	1,061,000	62.7%
Gross Margin	21.1%	21.9%	(0.8%)
Operating Income[1]	998,000	837,000	161,000	19.2%

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

SUNOPTA INC.	20	March 31, 2006 10-Q

Opta Minerals contributed $13,045,000 or 9.8% of the total Company consolidated revenues in the first three months of 2006, versus $7,738,000 or 8.9% in 2005. Opta Minerals revenues increased by $3,531,000 due to the acquisition of Magnesium Technologies Corporation in the quarter, increases in revenues at certain U.S. abrasive facilities of $1,190,000 as the Baltimore and Hardeeville facilities became fully commissioned during the first quarter of 2005, increases at Canadian based facilities of $686,000, primarily due to appreciation of the Canadian dollar and price increases during the quarter offset by weakness in specialty sands and increases of $162,000 due to the acquisition of abrasive production assets located in Attica, New York. These increases were offset by a decline in revenues of $262,000 primarily due to hurricane Katrina, and its impact on our Louisiana abrasives facility.

Gross margins in Opta Minerals were $2,752,000 in the three months ended March 31, 2006 versus $1,691,000 in the three months ended March 31, 2005. As a percentage of revenues, gross margin decreased to 21.1% in the first three months of 2006 from 21.9% in the first three months of 2005. The decrease in margin is due to pricing pressure in our Canadian operations due to increased competition in the foundry market. This decrease was partially offset by higher margins realized from revenues related to the MagTech acquisition and full commercial production at the Baltimore and Hardeeville facilities.

Selling, general and administrative expenses increased to $1,696,000 or 13.0% of revenues during the quarter versus $917,000 or 11.9% of revenues in the three months ended March 31, 2005. The increase in SG&A as a percentage of revenues was as result of the acquisition of MagTech, which has a higher percentage of SG&A at 13.4% and includes approximately $114,000 of non-cash amortization. This amortization resulted from the value assigned to the intangibles between MagTech and its long standing customers. The remaining increase is related to the expansion of our Waterdown sales force and appreciation of the Canadian dollar versus the U.S. dollar as the majority of SG&A costs for Opta Minerals are denominated in Canadian dollars.

A foreign exchange loss of $58,000 was recognized in the three months ended March 31, 2006 compared to a gain of $63,000 in the same period of the previous year.

Operating income increased by $161,000 or 19.3% during the quarter due primarily to the factors noted above.

SunOpta Bio Process and Corporate

	March 31, 2006 $	March 31, 2005 $	Change $	Change %

Revenue	996,000	280,000	716,000	255.7%

Gross Margin	139,000	93,000	46,000	49.5%
Gross Margin	14.0%	33.2%	(19.2%)
Operating Loss[1]	(1,796,000)	(900,000)	(896,000)	99.6%

[1]	(Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues were $996,000 for the three months ended March 31, 2006 versus $280,000 in same period in 2005. Revenues in the quarter were derived from our equipment supply contract with Abengoa Bio Energy on processes to be utilized in the production of cellulosic ethanol. Revenues in the first quarter of 2005 were derived from pre-engineering and research and development work to be utilized in the production of cellulosic ethanol. The group continues to work with both external and internal groups on a number of cellulosic ethanol applications.

Gross margin in SunOpta Bio Process was $139,000 in the three months ended March 31, 2006 versus $93,000 in the three months ended March 31, 2005. As a percentage of revenues, gross margin decreased to 14.0% in the first three months of 2006 from 33.2% in the first three months of 2005. The decrease in the margin rate was due to the nature of the equipment supply contract which has inherently lower margins than the research and development work performed in the same quarter of the prior year.

Selling, general and administrative expenses were $1,879,000 for the first three months of 2006 compared to $938,000 for the same period in 2005.  The increase was as a result of an increase in information technology costs of $518,000 including amortization, hosting and consulting costs as several divisions begin to use the Oracle enterprise software; higher compensation costs of $503,000 due to the addition of certain corporate resources including additional information technology personnel and for support of our company wide cost cutting and service improvement initiatives, increased public company and other costs of $264,000 as the Company moved to the NASDAQ national listing and begins to expense stock based compensation and an impact of $123,000 due to the impact of the higher Canadian dollar on the Canadian corporate operations.  The increases noted were partially offset by an expense reduction of $467,000 due to increased management fees charged to the operating groups.

SUNOPTA INC.	21	March 31, 2006 10-Q

A foreign exchange loss of $56,000 was recognized in the three months ended March 31, 2006 compared to a loss of $55,000 in the same period of the previous year.

Liquidity and Capital Resources at March 31, 2006

Sources of Liquidity

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At March 31, 2006, the Company had availability under certain lines of credit of approximately $19,000,000. Two revolving acquisition lines are also available one for SunOpta with a maximum draw up to $10,000,000 and one for Opta Minerals Inc. with a maximum draw up to Cdn. $5,000,000.

The Company obtains its long term financing through its credit agreement with a syndicate of lenders. The Company may expand this credit agreement, and/or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes as required. Under its credit agreement, the Company is required to maintain compliance with certain covenants which are calculated on a quarterly basis. The Company is currently in compliance with these covenants.

The Company has the following sources from which it can fund its operating 2006 cash requirements:

°	Cash and cash equivalents.

°	Available operating lines of credit.

°	Cash flows generated from operating activities.

°	Cash flows generated from receipts of options currently in-the-money.

°	Additional long term financing based on securitization of existing assets.

In order to finance significant acquisitions, the Company may need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a maximum term debt to equity ratio of 0.60 to 1.00 versus the current position of approximately 0.41 to 1.00.

Cash Flows from Operating Activities

Net cash and cash equivalents decreased ($387,000) during first three months of 2006 (2005 – $2,562,000) to $5,068,000 as at March 31, 2006 (2005 - $10,643,000).

Cash flows provided by operations for the first three months of 2006 before working capital changes was $6,188,000 (2005 – $3,286,000), an increase of $2,902,000 or 88.3%. The increase was due primarily to stronger operating results for the quarter. The 2005 results also included charges of $742,000 incurred during the Initial Public Offering of Opta Minerals Inc.

Cash provided (used) by operations after working capital changes was ($508,000) for the three months ended March 31, 2006 (2005 – ($11,630,000)), reflecting the use of funds for non-cash working capital of ($6,696,000) (2005 – ($14,916,000)). This utilization consists principally of an increase in accounts receivable ($4,325,000), decrease in accounts payable and accrued liabilities of ($3,050,000), an increase in prepaid expenses and other current assets of ($925,000), an increase in inventories ($478,000), and, partially offset by a decrease in recoveries of income taxes of $1,088,000 and a decrease in customer deposits of $994,000. The usage of cash flows to fund working capital in 2006 reflects the increase in working capital requirements to fund seasonal usage of cash for the purchase of grains within the Grains and Soy Products Group and the seasonal increase in kosher products within the Canadian Food Distribution Group for the Passover season as well as general increases to fund internal growth.

Cash Flows from Investing Activities

Cash provided (used) by investment activities of ($14,963,000) in the first three months of 2006 (2005 – ($5,984,000)), reflects cash used to purchase of property, plant and equipment of ($2,755,000) (2005 – ($4,769,000)), and the purchase of MagTech in 2006 by Opta Minerals of ($12,197,000) (2005 – ($1,234,000)) and other of ($11,000) (2005 - $19,000).

Cash Flows from Financing Activities

Cash provided (used) by financing activities was $14,975,000 in the first three months of 2006 (2005 – $20,199,000), consisting primarily of net an increase in bank indebtedness of $12,836,000 (2005 - $6,815,000), proceeds from the issuance of common shares of $870,000 (2005 - $290,000), net borrowings on short and long-term debt facilities of $1,398,000 (2005 – ($1,107,000)) offset by other financing activities of ($129,000) (2005 – ($8,000)) In 2005 the financing activities included net proceeds from the Opta Minerals Inc. share issuance of $14,290,000.

SUNOPTA INC.	22	March 31, 2006 10-Q

Item 3 -Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the Company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at March 31, 2006 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at March 31, 2006, the weighted average interest rate of the fixed rate term debt was 6.08% (2005 – 4.7%) and $56,392,000 (2005 - $2,215,000) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $10,027,000 (2005 - $32,450,000) at an interest rate of 7.3% (2005 – 3.7%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company’s ability to manage interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company’s after tax earnings would (decrease) increase by approximately $69,000 (2005 - $240,000).

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the U.S. dollar is also the Company’s reporting currency. The Company is also exposed to foreign exchange rate fluctuations as the financial results of the Company is Canadian subsidiaries are translated into U.S. dollars on consolidation. Since 2003, the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from Cdn $1.5776 at January 1, 2003 to Cdn $1.163 at December 31, 2005 and Cdn 1.168 at March 31, 2006. The net effect of this three month currency fluctuation and changes between the euro and the U.S. dollar has resulted in a net exchange gain (loss) of $(208,000), (2005 - $35,000) and a $210,000 (2005 – ($130,000)) decrease in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company’s net assets by $5,107,000 (2005 - $5,673,000).

The functional currency of all operations located in Canada is the Canadian dollar. For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the Consolidated Statement of Earnings while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in cumulative other comprehensive income account within Shareholders’ Equity. The functional currency of the corporate head office is the U.S. dollar. Transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange gains (losses) on the Condensed Consolidated Statement of Earnings. U.S. based SunOpta Food Group operations have a low exposure to other currencies since almost all sales and purchases are made in U.S. dollars. It is the Company’s intention to hold excess funds in the currency in which the funds are likely to be used, which will, from time to time, potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

In the circumstances where the Company transacts in currencies other than the Canadian or U.S. dollars, to the extent considered practical the Company enters into futures contracts to hedge its exposure to foreign exchange rate fluctuations.

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At March 31, 2006 the Company owned 742,660 (2005 – 528,053) bushels of corn with a weighted average price of $1.98 (2005 - $1.83) and 440,355 (2005 – 182,642) bushels of soy beans with a weighted average price of $4.00 (2005 - $6.87). The Company has at March 31, 2006 net long (short) positions on corn and soy beans of 203,153 (2005 – 8,758) and (70,069) (2005 – 36,393) bushels respectively. An increase/decrease in commodity prices of 10% would not be

SUNOPTA INC.	23	March 31, 2006 10-Q

material. There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, SunOpta Bio Process or related to Corporate office activities.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

One of the Company’s subsidiaries, SunRich LLC (formerly SunRich Inc.) filed a claim against a supplier for failure to adhere to the terms of a contract. On July 29, 2004 a judgement was awarded in favour of SunRich by a federal court jury in the United States District Court for the District of Oregon. The Supplier countersued the Company for breach of contract however, as part of this judgement these counter-claims were dismissed. Included within other assets at March 31, 2006 is a receivable of $2,405,000 (December 31, 2005 - $2,405,000) representing the initial, judgement, and interest and the recovery of legal fees awarded with respect to this suit. The Supplier filed an appeal against this judgement which management and legal counsel believe is without merit. The appeal hearing is expected to be held later in 2006.

In December 2005, the Company was notified of service of a lawsuit, by an individual farmer in the State of New York, for breach of contract, and other grounds, for an amount of approximately $830,000. Management believes that the claim is grossly overstated, has retained counsel and is in the process of filing a defence on various grounds. The Company believes that the outcome of this lawsuit will not have a material effect on the financial position or the results of the Company.

In 2005, the Company was sued by a landlord of one of its leased facilities for non-payment of rent and early lease cancellation. The Company has countersued for damages resulting from the non-performance by the landlord and damages and believes the ultimate resolution of this matter will not have a material effect on the financial statements.

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

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, under the heading “Risk Factors” in Item 1A of that report. There were no material changes in these risks during the quarter ended March 31, 2006.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities – Not applicable

Item 3. Defaults upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders – Not applicable

SUNOPTA INC.	24	March 31, 2006 10-Q

Item 5. Other Information

(a)	Not applicable

Item 6. Exhibits

(a)	Exhibits -

31.1	Certification by Jeremy N. Kendall, Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

31.2	Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

32	Certifications by Jeremy N. Kendall, Chairman and Chief Executive Officer and John Dietrich, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350. **

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

/s/ John Dietrich
Date April 27, 2006
by John Dietrich
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	25	March 31, 2006 10-Q