Form 10-Q/A
period 2005-09-30
SUNOPTA INC
filed 2006-06-22
CIK 351834

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

Item 5. Other Information

EXPLANATORY NOTE

We are amending our Form 10-Q for the quarter ended September 30, 2005 to include a press release issued on August 8, 2005 announcing financial results for the three months and six months ended June 30, 2005. The text of the press release is included as an exhibit and should have been filed on Form 8-K. Pursuant to the rules and regulations of the Securities and Exchange Commission, such exhibit and the information set forth therein and herein are deemed to be furnished and shall not be deemed to be filed.

Except for the changes noted above, there are no other changes for the quarter ended September 30, 2005.

PART II. - OTHER INFORMATION Item 6. Exhibits

(a)	Exhibits -

	31.1	Certification by Jeremy N. Kendall, Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. *

	31.2	Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. *

	31.3	Certification by Jeremy N. Kendall, Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

	31.4	Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

	32	Certifications by Jeremy N. Kendall, Chairman and Chief Executive Officer and John Dietrich, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350. *

_______________________
	*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on November 9, 2005.

	**	Filed herewith

(b)	None

(c)	Exhibits

Exhibit No.	Description

99.1	Press release dated August 8, 2005

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

By	/s/ Jeremy N. Kendall	By	/s/ John Dietrich
	Jeremy N. Kendall, Chairman and Chief Financial Officer		John Dietrich, Vice President Vice President and Chief Financial Officer

Date June 21, 2006		Date June 21, 2006