Form 10-K/A
period 2005-12-31
SUNOPTA INC
filed 2006-06-22
CIK 351834

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

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
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At February 17, 2006 the registrant had outstanding 56,671,870 common shares, the only class of registrant’s common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was US $332,303,294. The Company’s common shares traded on Nasdaq National Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

TABLE OF CONTENTS Part II. OTHER INFORMATION Item 9.B. – Other Information

Item 6. - Exhibits

Item 9B. Other Information

EXPLANATORY NOTE

We are amending our Form 10-K for the year ended December 31, 2005 to include a press release issued on November 2, 2005, announcing our financial results for the three months and nine months ended September 30, 2005 and on December 13, 2005, SunOpta Inc. issued a press release announcing the appointment of Steven Townsend to the Board of Directors of the Company. Mr. Townsend was also named as a member to the audit committee of the Company. The text of both press releases is included as exhibits and should have been filed on Form 8-K. Pursuant to the rules and regulations of the Securities and Exchange Commission, such exhibit and the information set forth therein and herein are deemed to be furnished and shall not be deemed to be filed.

Except for the changes noted above, there are no changes for the year ended December 31, 2005.

PART II. - OTHER INFORMATION Item 6. Exhibits

(a)	Exhibits -

	31.1	Certification by Jeremy N. Kendall, Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. *

	31.2	Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. *

	31.3	Certification by Jeremy N. Kendall, Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

	31.4	Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

	32	Certifications by Jeremy N. Kendall, Chairman and Chief Executive Officer and John Dietrich, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350. *

—————————
	*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on February 27, 2006.

	**	Filed herewith

(b)	None

(c)	Exhibits

Exhibit No.	Description

99.1	Press release dated November 2, 2005
99.2	Press release dated December 13, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

By	/s/ Jeremy N. Kendall	By	/s/ John Dietrich
	—————————		—————————
	Jeremy N. Kendall,		John Dietrich, Vice President
	Chairman and Chief Financial Officer		Vice President and Chief Financial Officer

Date June 21, 2006		Date June 21, 2006