Form 10-Q/A
period 2006-03-31
SUNOPTA INC
filed 2006-06-22
CIK 351834

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

Item 5. Other Information

EXPLANATORY NOTE

We are amending our Form 10-Q for the quarter ended March 31, 2006 to include a press release issued on January 10, 2006, SunOpta Inc. issued a press release announcing revenue guidance for 2006 and a press release dated February 22, 2006 announcing financial results for the year ended December 31, 2005. The text of both press releases are included as exhibits and should have been filed on Form 8-K. Pursuant to the rules and regulations of the Securities and Exchange Commission, such exhibit and the information set forth therein and herein are deemed to be furnished and shall not be deemed to be filed.

Except for the changes noted above, there are no other changes for the quarter ended March 31, 2006.

PART II. - OTHER INFORMATION Item 6. Exhibits

(a)	Exhibits -

	31.1	Certification by Jeremy N. Kendall, Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. *

	31.2	Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. *

	31.3	Certification by Jeremy N. Kendall, Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

	31.4	Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

	32	Certifications by Jeremy N. Kendall, Chairman and Chief Executive Officer and John Dietrich, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350. *

———————————
	*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on May 4, 2006.

** Filed herewith

(b)	None

(c)	Exhibits

	Exhibit No.	Description

	99.1	Press release dated January 10, 2006
	99.2	Press release dated February 22, 2006

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

By	/s/ Jeremy N. Kendall	By	/s/ John Dietrich
	————————————		———————————
	Jeremy N. Kendall,		John Dietrich, Vice President
	Chairman and Chief Financial Officer		Vice President and Chief Financial Officer

Date June 21, 2006		Date June 21, 2006