Form 10-Q
period 2006-06-30
SUNOPTA INC
filed 2006-08-04
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
Commission File No. 0-9989

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

Yes -   x       No __

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

Yes___     No    x

At July 21, 2006 registrant had 57,311,997 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $439,789,485. The Company's common shares are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

There are 38 pages in the June 30, 2006 10-Q and the index follows the cover page.

SUNOPTA INC.	1	June 30, 2006 10-Q

SUNOPTA INC.
FORM 10-Q
For the quarter ended June 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2006 and 2005.

Condensed Consolidated Balance Sheets as at June 30, 2006 and December 31, 2005.

Condensed Consolidated Statements of Shareholders' Equity as at June 30, 2006 and 2005.

Condensed Consolidated Statements of Cash Flow for the three and six months ended June 30, 2006 and 2005.

Notes to Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

All financial information is expressed in United States Dollars. The closing rate of exchange on July 21, 2006 was CDN $1 = U.S. $0.8784

SUNOPTA INC.	2	June 30, 2006 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Condensed Consolidated Financial Statements

SunOpta Inc.

For the Three and Six Months Ended June 30, 2006

(Unaudited)

SUNOPTA INC.	3	June 30, 2006 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Earnings
For the three months ended June 30, 2006 and 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2006	2005
	$	$

Revenues	155,745	102,858

Cost of goods sold	128,399	84,352

Gross profit	27,346	18,506

Warehousing and distribution expenses	3,834	3,361
Selling, general and administrative expenses	15,337	9,497

Earnings before the following	8,175	5,648

Interest expense, net	(1,748)	(594)
Other expense (note 6)	(194)	(203)
Foreign exchange	597	45

	(1,345)	(752)

Earnings before income taxes	6,830	4,896

Provision for income taxes	2,087	1,354

Net earnings before minority interest	4,743	3,542

Minority interest	400	235

Net earnings for the period	4,343	3,307

Change in foreign currency translation adjustment	1,860	(635)

Comprehensive income	6,203	2,672

Net earnings per share for the period (note 5)

– Basic	0.08	0.06

– Diluted	0.08	0.06

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	4	June 30, 2006 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Earnings
For the six months ended June 30, 2006 and 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2006	2005
	$	$

Revenues	289,057	189,081

Cost of goods sold	238,083	154,939

Gross profit	50,974	34,142

Warehousing and distribution expenses	7,492	6,599
Selling, general and administrative expenses	29,068	18,650

Earnings before the following	14,414	8,893

Interest expense, net	(3,147)	(896)
Other income (expense) (note 6)	(279)	3,832
Foreign exchange	389	80

	(3,037)	3,016

Earnings before income taxes	11,377	11,909

Provision for income taxes	3,490	1,589

Net earnings before minority interest	7,887	10,320

Minority interest	532	408

Net earnings for the period	7,355	9,912

Change in foreign currency translation adjustment	1,747	(800)

Comprehensive income	9,102	9,112

Net earnings per share for the period (note 5)

– Basic	0.13	0.18

– Diluted	0.13	0.17

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	5	June 30, 2006 10-Q

SunOpta Inc.
Condensed Consolidated Balance Sheets
As at June 30, 2006 and December 31, 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	December 31,
	2006	2005
	$	$

Assets

Current assets

Cash and cash equivalents	4,676	5,455
Accounts receivable	68,209	57,608
Inventories	97,772	88,340
Prepaid expenses and other current assets	4,907	4,194
Current income taxes recoverable	-	1,847
Deferred income taxes	691	691

	176,255	158,135

Property, plant and equipment	82,690	77,257
Goodwill and intangibles (note 3)	77,565	58,262
Deferred income taxes	5,519	4,473
Other assets (note 8(a))	2,861	3,355

	344,890	301,482
Liabilities

Current liabilities
Bank indebtedness	26,946	20,799
Accounts payable and accrued liabilities	59,127	50,688
Customer and other deposits	450	544
Current portion of long-term debt (note 3)	6,377	3,518
Current portion of long-term payables	566	723

	93,466	76,272

Long-term debt (note 3)	59,831	55,538
Long-term payables	-	472
Deferred income taxes	9,539	-

	162,836	132,282

Minority interest	9,725	9,116

Shareholders' Equity

Capital stock (note 4)	109,655	106,678
Contributed surplus (note 2)	3,401	3,235
Retained earnings	47,734	40,379
Cumulative other comprehensive income	11,539	9,792

	172,329	160,084

	344,890	301,482

Commitments and contingencies (note 8)

(See accompanying notes to condensed consolidated financial statements)
SUNOPTA INC.	6	June 30, 2006 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Shareholders' Equity
As at June 30, 2006 and 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

				Cumulative
				other
	Capital	Contributed	Retained	comprehensive
	stock	surplus	earnings	income	Total
	$	$	$	$	$

Balance at December 31, 2005	106,678	3,235	40,379	9,792	160,084

Warrants exercised	60				60
Options exercised	2,639				2,639
Employee stock purchase plan	278				278
Stock based compensation		166			166
Net earnings for the period			7,355		7,355
Currency translation adjustment				1,747	1,747

Balance at June 30, 2006	109,655	3,401	47,734	11,539	172,329

				Cumulative
				other
	Capital	Contributed	Retained	comprehensive
	stock	surplus	earnings	income	Total
	$	$	$	$	$

Balance at December 31, 2004	105,794	3,330	26,821	8,148	144,093

Options exercised	128				128
Employee stock purchase plan	300				300
Share purchase buyback	(62)	(95)	-	-	(157)
Net earnings for the period	-	-	9,912	-	9,912
Currency translation adjustment	-	-	-	(800)	(800)

Balance at June 30, 2005	106,160	3,235	36,733	7,348	153,476

(See accompanying notes to condensed consolidated financial statements)
SUNOPTA INC.	7	June 30, 2006 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the three months ended June 30, 2006 and 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2006	2005
	$	$
Cash provided by (used in)

Operating activities
Net earnings for the period	4,343	3,307
Items not affecting cash
Amortization	2,731	1,680
Deferred income taxes	115	72
Minority interest	400	235
Other	449	153
Changes in non-cash working capital (note 7)	229	1,292

	8,267	6,739
Investing activities
Purchase of property, plant and equipment	(2,069)	(3,137)
Acquisition of companies, net of cash acquired	-	(8,026)
Other	182	373

	(1,887)	(10,790)
Financing activities
Increase (Decrease) in bank indebtedness	(7,478)	1,036
Borrowings under long-term debt	258	2,800
Repayment of term debt	(1,160)	(1,320)
Repayment of deferred purchase consideration	(260)	(1,580)
Proceeds from the issuance of common shares	2,107	62
Other	(241)	27
	(6,774)	1,025

Foreign exchange gain on cash held in a foreign currency	2	82

Decrease in cash and cash equivalents during the period	(392)	(2,944)

Cash and cash equivalents – Beginning of the period	5,068	10,643

Cash and cash equivalents – End of the period	4,676	7,699

See note 7 for supplemental cash flow information

(See accompanying notes to condensed consolidated financial statements)
SUNOPTA INC.	8	June 30, 2006 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the six months ended June 30, 2006 and 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2006	2005
	$	$
Cash provided by (used in)

Operating activities
Net earnings for the period	7,355	9,912
Items not affecting cash
Amortization	5,346	3,431
Deferred income taxes	436	225
Dilution gain (note 6)	-	(6,516)
Common shares granted to Opta Minerals employees	-	234
Minority interest	532	408
Other	557	1,039
Changes in non-cash working capital (note 7)	(6,467)	(13,624)

	7,759	(4,891)
Investing activities
Purchase of property, plant and equipment	(4,824)	(7,906)
Acquisition of companies, net of cash acquired	(12,197)	(9,260)
Other	171	390

	(16,850)	(16,776)
Financing activities
Proceeds from Opta Minerals Inc. share issuance (note 6)	-	14,294
Increase in bank indebtedness	5,358	7,851
Borrowings under long-term debt	2,800	2,800
Repayment of term debt	(2,304)	(2,427)
Repayment of deferred purchase consideration	(260)	(1,580)
Proceeds from the issuance of common shares	2,977	271
Other	(370)	17
	8,201	21,226

Foreign exchange gain on cash held in a foreign currency	111	59

Decrease in cash and cash equivalents during the period	(779)	(382)

Cash and cash equivalents – Beginning of the period	5,455	8,081

Cash and cash equivalents – End of the period	4,676	7,699

See note 7 for supplemental cash flow information

(See accompanying notes to condensed consolidated financial statements)
SUNOPTA INC.	9	June 30, 2006 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Basis of presentation

The interim condensed consolidated financial statements of SunOpta Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. For further information, see the Company's consolidated financial statements, and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2005.

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ended December 31, 2005. All significant intercompany accounts and transactions have been eliminated on consolidation.

2. Stock Option Plan

The Company maintains several stock option plans under which incentive stock options may be granted to employees and non-employee directors. The Company had previously adopted the fair value measurement provisions of SFAS No. 123 which required the note disclosure of the company's earnings as if stock compensation was recorded. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123(R), Stock Based Compensation, using the modified prospective application transition method which requires the Company to record Stock Based Compensation expenses within the Statement of Earnings. As required by the standard the Company has presented proforma note disclosure for Stock Based Compensation for the prior period presented.

Net income for the six months ended June 30, 2006 includes $243 of compensation expense related to our stock-based compensation arrangements including $77 in stock based compensation for the employees of Opta Minerals Inc. Net income for the six months ended June 30, 2005 included $nil of stock based compensation; however, in accordance with the proforma note disclosure requirements of FAS 123 the company would have reported an expense of $3,839 including the impact of accelerated vesting. The Company's net earnings and earnings per share, including the impact of stock based compensation, would have been as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2005	2005

Number of options granted	17,275	176,275
	$	$
Total fair value of options granted	39	559
Net earnings for the period as reported	3,307	9,912
Stock compensation expense:
Options expense from current period grants	8	138
Options expense from prior period grants	3,398	3,701
	3,406	3,839
Pro-forma net earnings for the period	(99)	6,073

Weighted average number of shares outstanding	56,266,650	56,253,099
Diluted weighted average number of shares outstanding	56,731,522	56,798,959
Pro-forma net earnings per common share
- Basic	0.00	0.11
- Diluted	0.00	0.11

SUNOPTA INC.	10	June 30, 2006 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2. Stock Option Plan continued

The fair value of the options granted during the current and prior periods were estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (June 30,2005 – 0%), an expected volatility of 55.9% (June 30, 2005 – 46%), a risk-free interest rate of 4% (June 30, 2005 – 4%), and an expected life of four to six years. These options vest at various dates ranging from the date of the grants to May 2, 2011 and expire four to five years subsequent to the grant date.

3. Acquisition of Magnesium Technologies Corporation

On February 15, 2006, Opta Minerals, a subsidiary of the Company, acquired 100% of the outstanding common shares of Magnesium Technologies Corporation ("MagTech") of Richfield, Ohio for $18,197. This acquisition has been accounted for using the purchase method and the results have been included in Opta Minerals from the date of acquisition. Included in the assets acquired are intangibles consisting of customer relationships and profit sharing agreements which have estimated useful lives of between 7 and 25 years. The goodwill and intangibles acquired with this acquisition are not deductible for tax purposes. The following is the preliminary purchase price allocation:

Magnesium
Technologies Inc.
$
Net assets acquired:
Non-cash working capital	2,371
Property, plant and equipment	4,324
Goodwill	857
Intangible assets	18,504
Other assets	483
Future income tax liability	(8,046)
Debt and other liabilities	(296)
18,197
Net assets acquired:
Cash paid on closing	12,000
Note payable	6,000
Acquisition costs	197
18,197

The purchase was funded by a cash payment of $1,943 on closing and the utilization of a line of credit facility of $7,515 (maximum availability of $11,199) and a term loan of $2,542. The line of credit facility requires interest to be paid quarterly at a rate of U.S. base plus 0.75% and the term loan requires quarterly payments of $64 and interest is due monthly at U.S. base plus 1.25%. In addition, part of the consideration is a note payable to the previous shareholders of $6,000 due in four annual instalments of $1,500 and bearing interest of 5.6%.

MagTech's revenue consists of its proprietary and patented desulphurization systems and products, which are produced to the specific requirements of each customer that it services within both the Canadian and United States steel industries. MagTech operates its main production facility in Walkerton, Indiana and maintains a sales and head office in Richfield, Ohio. MagTech maintains a very high level of customer specific technical service with its primary customers, through the use of onsite technicians who monitor and manage the use of its products in the desulphurization process. This acquisition increases Opta Mineral's position in the industrial minerals business and further expands its current position as a key service provider to the steel industry.

SUNOPTA INC.	11	June 30, 2006 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2006 and 2005
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

4.	Capital stock

		June 30,	December 31,
		2006	2005
		$	$
	Issued and fully paid -
	57,286,497 common shares (December 31, 2005 – 56,587,671)	109,655	106,669
	Nil warrants (December 31, 2005 – 35,000)	-	9

		109,655	106,678

(a) In the first six months of 2006, employees and directors exercised 622,715 (June 30, 2005 – 92,740) common share options and an equal number of common shares were issued for net proceeds of   $2,639 (June 30, 2005 - $128).
(b) In the first six months of 2006, 35,000 (June 30, 2005 – nil) warrants were exercised and 35,000 common shares were issued for proceeds of $60 (June 30, 2005 - nil).
(c) In the six months ended June 30, 2006, 41,111 (June 30, 2005 – 63,959) common shares were issued for net proceeds of $278 (June 30, 2005 - $300) as part of the Company's employee stock purchase plan.
(d) In the first six months of 2006, 40,500 (June 30, 2005 – 176,275) options were granted to employees at prices ranging from $5.36 to $10.00.

5.	Earnings per share

	The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted
	earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted
	earnings per share was calculated as follows:

		Three months ended		Six months ended
		June 30,	June 30,	June 30,	June 30,
		2006	2005	2006	2005
		$	$	$	$

	Net earnings for the period	4,343	3,307	7,355	9,912

	Weighted average number of shares used in basic	57,099,478	56,266,650	56,908,642	56,253,099
	earnings per share

	Dilutive potential of the following:
	Employee/director stock options	729,467	442,065	581,616	521,410
	Dilutive Warrants	-	22,807	-	24,450

	Diluted weighted average number of shares outstanding	57,828,945	56,731,522	57,490,258	56,798,959
	Net earnings per share:
	Basic	0.08	0.06	0.13	0.18
	Diluted	0.08	0.06	0.13	0.17

Options to purchase 174,800 and 264,800 in the three and six months ended June 30, 2006 respectively (June 30, 2005 – 1,375,995 and 1,250,795 common shares in the three and six months ended June 30, 2005) have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

SUNOPTA INC.	12	June 30, 2006 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.	Other income (expense)

		Three months ended		Six months ended
		June 30,	June 30,	June 30,	June 30,
		2006	2005	2006	2005
		$	$	$	$

	Dilution gain, net of related costs of $976 (a)	-	-	-	5,540
	Reduction of assets (b)	-	-	-	(708)
	Law suit (c)	(25)	-	(25)	(440)
	Other	(169)	(203)	(254)	(560)
		(194)	(203)	(279)	3,832

(a) In the prior year, Opta Minerals Inc. initial public offering resulted in a non-taxable dilution gain for the Company, net of $976 in transaction costs.
(b) In the prior year the company wrote-down the certain businesses and facilities held for sale to their estimated net realizable value.
(c) In relation to a lawsuit awarded in 2004 (note 8(a)), a charge was taken in the first quarter of 2005 for legal fees not awarded net of established provisions and for additional legal fees incurred.

7.	Supplemental cash flow information

		Three months ended		Six months ended
		June 30,	June 30,	June 30,	June 30,
		2006	2005	2006	2005
		$	$	$	$
	Changes in non-cash working capital:
	Accounts receivable	(3,521)	(3,587)	(7,846)	(7,055)
	Inventories	(6,880)	250	(7,358)	(8,086)
	Recoveries of income taxes	759	-	1,847	2,000
	Prepaid expenses and other current assets	1,189	(476)	264	(11)
	Accounts payable and accrued liabilities	9,771	6,453	6,721	(720)
	Customer and other deposits	(1,089)	(1,348)	(95)	248

		229	1,292	(6,467)	(13,624)
	Cash paid for:
	Interest	1,685	504	3,138	876
	Income taxes	726	995	825	1,638

8. Commitments and contingencies

(a) One of the Company's subsidiaries, SunRich LLC (formerly SunRich Inc.) has filed a claim against a supplier for failure to adhere to the terms of a contract. On July 29, 2004 a judgement was awarded in favour of SunRich by a federal court jury in the United States District Court for the District of Oregon. The supplier countersued the Company for breach of contract however, as part of this judgement these counter-claims were dismissed. Included within other assets at June 30, 2006 is a receivable of $2,405 (December 31, 2005 - $2,405) representing the initial judgement, and interest and the recovery of legal fees awarded with respect to this suit. The supplier has filed an appeal against this judgement which management and legal counsel believe is without merit. The appeal hearing is expected to be held later in 2006.

SUNOPTA INC.	13	June 30, 2006 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2006
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

9. Segmented information

Industry segments

The Company operates in three industries divided into six operating segments:

(a) the SunOpta Food Group (Food Group), processes, packages and distributes a wide range of natural, organic and specialty food products via its vertically integrated operations and is further divided into the following segments:

 i) SunOpta Grains and Foods Group is focused on vertically integrated sourcing, processing, packaging and marketing of grains and grain based ingredients and packaged products.
ii) SunOpta Ingredients Group works closely with its customers to identity product formulation, cost and productivity issues and focuses on transforming raw materials into value-added food ingredient solutions.
iii) SunOpta Fruit Group focuses on providing natural and organic fruits, vegetables and related products to the private label retail, food service and industrial markets.
iv) SunOpta Canadian Food Distribution Group represents the final layer of the Company's vertically integrated natural and organic foods business model, a national natural, organic, kosher and specialty foods distribution system.

(b) Opta Minerals Inc., processes, distributes, and recycles silica free loose abrasives, industrial minerals, specialty sands and related products; and

(c) the SunOpta BioProcess Group, markets proprietary biomass pre-treatment processing technology including pre-engineering, design and laboratory services with significant licensing and applications potential in cellulosic ethanol, food processing and pulp industries.

The Company's assets, operations and employees are located in Canada and the United States.

SUNOPTA INC.	14	June 30, 2006 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.	Segmented information continued

					Three months ended
					June 30, 2006
				SunOpta
		SunOpta	Opta Minerals	BioProcess and
		Food Group	Inc.	Corporate	Consolidated
		$	$	$	$
	External revenues by market
	U.S.	92,140	12,148	-	104,288
	Canada	35,012	5,808	15	40,835
	Other	10,135	304	183	10,622

	Total revenues to external customers	137,287	18,260	198	155,745

	Segment earnings before other income (expense),
	interest expense (net), income taxes and
	minority interest	8,168	2,396	(1,792)	8,772

	Other income (expense)				(194)

	Interest expense, net				1,748

	Provision for income taxes				2,087

	Minority interest				400

	Net earnings				4,343

The SunOpta Food Group has the following segmented reporting:

				Three months ended
					June 30, 2006
				SunOpta
	SunOpta			Canadian
	Grains &	SunOpta	SunOpta	Food	SunOpta
	Foods	Ingredients	Fruit	Distribution	Food Group
	$	$	$	$	$
External revenues by market
U.S.	40,959	13,505	37,603	73	92,140
Canada	1,229	1,466	1,594	30,723	35,012
Other	7,674	2,167	294	-	10,135

Total revenues from external customers	49,862	17,138	39,491	30,796	137,287

Segment earnings before other income (expense),
interest expense (net), income taxes and
minority interest	2,273	1,774	2,870	1,251	8,168
SUNOPTA INC.	15	June 30, 2006 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.	Segmented information continued

					Six months ended
					June 30, 2006
				SunOpta
		SunOpta	Opta Minerals	BioProcess and
		Food Group	Inc.	Corporate	Consolidated
		$	$	$	$
	External revenues by market
	U.S.	166,826	20,547	-	187,373
	Canada	69,517	10,444	15	79,976
	Other	20,215	314	1,179	21,708

	Total revenues to external customers	256,558	31,305	1,194	289,057

	Segment earnings before other income (expense),
	interest expense (net), income taxes and
	minority interest	14,997	3,394	(3,588)	14,803

	Other income (expense)				(279)

	Interest expense, net				3,147

	Provision for income taxes				3,490

	Minority interest				532

	Net earnings				7,355

The SunOpta Food Group has the following segmented reporting:

				Six months ended
					June 30, 2006
				SunOpta
	SunOpta			Canadian
	Grains &	SunOpta	SunOpta	Food	SunOpta
	Foods	Ingredients	Fruit	Distribution	Food Group
	$	$	$	$	$
External revenues by market
U.S.	73,272	26,400	67,052	102	166,826
Canada	2,171	2,882	2,862	61,602	69,517
Other	13,573	5,969	673	-	20,215

Total revenues from external customers	89,016	35,251	70,587	61,704	256,558

Segment earnings before other income (expense),
interest expense (net), income taxes and
minority interest	4,066	3,480	4,370	3,081	14,997

SUNOPTA INC.	16	June 30, 2006 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.	Segmented information continued

					Three months ended
					June 30, 2005
				SunOpta
		SunOpta	Opta Minerals	BioProcess and
		Food Group	Inc.	Corporate	Consolidated
		$	$	$	$
	External revenues by market
	U.S.	57,260	4,643	464	62,367
	Canada	27,876	5,153	-	33,029
	Other	7,419	43	-	7,462

	Total revenues to external customers	92,555	9,839	464	102,858

	Segment earnings before other income (expense),
	interest expense (net), income taxes and
	minority interest	5,054	1,621	(982)	5,693

	Other income (expense)				(203)

	Interest expense, net				594

	Provision for income taxes				1,354

	Minority interest				235

	Net earnings				3,307

The SunOpta Food Group has the following segmented reporting:

				Three months ended
					June 30, 2005
				SunOpta
	SunOpta			Canadian
	Grains &	SunOpta	SunOpta	Food	SunOpta
	Foods	Ingredients	Fruit	Distribution	Food Group
	$	$	$	$	$
External revenues by market
U.S.	33,184	14,703	9,231	142	57,260
Canada	594	439	263	26,580	27,876
Other	5,178	1,505	736	-	7,419

Total revenues from external customers	38,956	16,647	10,230	26,722	92,555

Segment earnings before other income (expense),
interest expense (net), income taxes and
minority interest	2,880	1,062	500	612	5,054

SUNOPTA INC.	17	June 30, 2006 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.	Segmented information continued

					Six months ended
					June 30, 2005
				SunOpta
		SunOpta	Opta Minerals	BioProcess and
		Food Group	Inc.	Corporate	Consolidated
		$	$	$	$
	External revenues by market
	U.S.	101,930	7,803	744	110,477
	Canada	55,514	9,721	-	65,235
	Other	13,316	53	-	13,369

	Total revenues to external customers	170,760	17,577	744	189,081

	Segment earnings before other income (expense),
	interest expense (net), income taxes and
	minority interest	8,396	2,458	(1,881)	8,973

	Other income				3,832

	Interest expense, net				896

	Provision for income taxes				1,589

	Minority interest				408

	Net earnings				9,912

The SunOpta Food Group has the following segmented reporting:

				Six months ended
					June 30, 2005
				SunOpta
	SunOpta			Canadian
	Grains &	SunOpta	SunOpta	Food	SunOpta
	Foods	Ingredients	Fruit	Distribution	Food Group
	$	$	$	$	$
External revenues by market
U.S.	59,460	27,411	14,854	205	101,930
Canada	936	1,549	1,030	51,999	55,514
Other	9,740	2,840	736	-	13,316

Total revenues from external customers	70,136	31,800	16,620	52,204	170,760

Segment earnings before other income (expense),
interest expense (net), income taxes and
minority interest	4,492	1,737	865	1,302	8,396

SUNOPTA INC.	18	June 30, 2006 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.	Proforma data (unaudited)

	A condensed proforma income statement, as if the acquisitions of Magnesium Technologies Corporation, Les Importations
	Cacheres Hahamovitch Inc., Pacific Fruit Processors, Inc., Earthwise Processors LLC and Cleughs Frozen Foods, Inc.,
	had occurred at the beginning of 2005, is as follows:

		Three months ended		Six months ended
		June 30,	June 30,	June 30,	June 30,
		2006	2005	2006	2005
		$	$	$	$

	Proforma revenue	155,745	130,564	292,704	247,125
	Proforma net earnings	4,343	4,224	7,511	11,599
	Proforma earnings per share
	- Basic	0.08	0.07	0.13	0.20
	- Diluted	0.08	0.07	0.13	0.20

11.	Comparative Amounts

Certain comparative amounts have been reclassified to conform to presentation in the current year.

SUNOPTA INC.	19	June 30, 2006 10-Q

PART I - FINANCIAL INFORMATION

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Business Acquisitions

On February 15, 2006, Opta Minerals, a subsidiary of the Company, acquired 100% of the outstanding common shares of Magnesium Technologies Corporation ("MagTech") of Richfield, Ohio for $18,197. The results of MagTech have been included in the Opta Minerals segment from the date of acquisition. The purchase was funded by a cash payment of $1,943,000 on closing and the utilization of a line of credit facility of $7,515,000 (maximum availability of $11,199,000) and a term loan of $2,542,000. The line of credit facility requires interest to be paid quarterly at a rate of U.S. base plus 0.75% and the term loan requires quarterly payments of $64 and interest is due monthly at U.S. base plus 1.25%. In addition, part of the consideration is a note payable to the previous shareholders for $6,000,000, due in four annual instalments of $1,500,000 and bearing interest of 5.6%.

MagTech's revenue consists of its proprietary and patented desulphurization systems and products, which are produced to the specific requirements of each customer that it services within both the Canadian and United States steel industries. MagTech operates its main production facility in Walkerton, Indiana and maintains a sales and head office in Richfield, Ohio. MagTech maintains a very high level of customer specific technical service with its primary customers, through the use of onsite technicians who monitor and manage the use of its products in the desulphurization process. This acquisition increases Opta Mineral's position in the industrial minerals business and further expands its current position as a key service provider to the steel industry.

Operations for the Three Months ended June 30, 2006 Compared With the Three Months Ended June 30, 2005

Consolidated

	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	137,287,000	92,555,000	44,732,000	48.3%
Opta Minerals	18,260,000	9,839,000	8,421,000	85.6%
SunOpta BioProcess	198,000	464,000	(266,000)	-57.4%

Total Revenue	155,745,000	102,858,000	52,887,000	51.4%

Operating Income[1]
SunOpta Food Group	8,168,000	5,054,000	3,114,000	61.6%
Opta Minerals	2,396,000	1,621,000	775,000	47.8%
SunOpta BioProcess & Corporate	(1,792,000)	(982,000)	(810,000)	82.5%

Total Operating Income	8,772,000	5,693,000	3,079,000	54.1%

Other Income (Expense), net	(194,000)	(203,000)	9,000	-4.5%
Interest Expense	1,748,000	594,000	1,154,000	194.1%
Income Tax Provision	2,087,000	1,354,000	733,000	54.1%
Minority Interest	400,000	235,000	165,000	70.2%

Net earnings	4,343,000	3,307,000	1,036,000	31.3%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues in the three months ended June 30, 2006 increased by 51.4% to $155,745,000 based on internal growth of 19.3% and acquisition revenues of $27,706,000. Internal growth includes growth on the base business plus growth on acquisitions from the date of acquisition over their prior year.

Operating income increased to $8,772,000, representing an increase of 54.1% versus the same period in 2005. Growth in operating income was primarily attributed to growth in all Food segments with the exception of the Grains and Food Group plus an increase in Opta Minerals due to the acquisition of MagTech. Offsetting these increases are higher corporation costs

SUNOPTA INC.	20	June 30, 2006 10-Q

and lower earnings from the BioProcess Group. Further details on revenue and operating income are provided below by operating group.

Interest expense increased by 194% to $1,748,000 for the three months ended June 30, 2006 due to increased long-term debt and higher average interest rates. The increase in debt is primarily related to the acquisitions completed over the past year. The increase in interest rates is due to increases in base rates such as LIBOR. The Company's long term debt to equity ratio is .38, below the Company's long term target.

Other expenses in the quarter include the write off of certain costs related to a potential acquisition that has not be completed to date and it is uncertain if the transaction will be finalized. Other expense in the prior year included the write-downs of certain assets to their net realizable value.

The income tax rate for the second quarter of 2006 is approximately 31% and compares to a rate of 28% in same period of the previous year. The Company expects that the full year income tax rate for 2006 will remain between 30% and 34%.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:
For the three month period ending

	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue
SunOpta Grains & Foods	49,862,000	38,956,000	10,906,000	28.0%
SunOpta Ingredients	17,138,000	16,647,000	491,000	3.0%
SunOpta Fruit	39,491,000	10,230,000	29,261,000	286.0%
SunOpta Cdn Food Distribution	30,796,000	26,722,000	4,074,000	15.2%

Food Group Revenue	137,287,000	92,555,000	44,732,000	48.3%

Operating Income[1]
SunOpta Grains & Foods	2,273,000	2,880,000	(607,000)	-21.1%
SunOpta Ingredients	1,774,000	1,062,000	712,000	67.0%
SunOpta Fruit	2,870,000	500,000	2,370,000	474.0%
SunOpta Cdn Food Distribution	1,251,000	612,000	639,000	104.5%

Food Group Operating Income	8,168,000	5,054,000	3,114,000	61.6%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Food Group (Food Group) contributed $137,287,000 or 88.1% of total Company consolidated revenues in the three months ended June 30, 2006 versus 90.0% in the same period in 2005. The 48.3% increase in Food Group revenues reflects exceptional sales growth within the SunOpta Fruit Group, driven by an internal growth rate of almost 40% on the base and 2005 acquired businesses, higher grains and aseptic volumes in the SunOpta Grains & Food Group and increased fiber sales within the SunOpta Ingredients Group. These increases were offset by lower volumes of specialty ingredients within the Ingredients Group.

Gross margin as a percentage of sales in the Food Group decreased slightly to 16.8% in the quarter versus 17.0% in the second quarter of 2005. The decrease in gross margin rate reflects the impact of product mix due to relative growth in the Fruit Group to approximately 29% of Food Group sales, which has lower inherent margins, plus a significant decline in prices and margins due to sunflower grains which had been very strong in 2005. The margin reductions noted were offset by very strong margins from oat fiber and aseptic packaged products due to business growth and improved plant utilization.

Warehousing and distribution costs increased to $3,834,000 in the three months ended June 30, 2006 versus $3,361,000 in the same quarter of the previous year. The increase noted is due primarily to the acquisition of Hahamovitch and higher distribution volumes and increasing freight and logistics costs offset by costs savings associated with the consolidation of warehouses.

Selling, general and administrative expenses increased to $10,978,000 or 8.0% of revenues in the second quarter of 2006 from $7,552,000 or 8.2% in the same period of 2005. The decrease in SG&A as a percentage of sales is primarily due to the Company's cost reduction programs and leverage of our fixed cost base over improved revenues.

SUNOPTA INC.	21	June 30, 2006 10-Q

A foreign exchange loss of $81,000 was recognized in the three months ended June 30, 2006 compared to a gain of $190,000 in the same period for the prior year. Foreign exchange gains and losses in the Food Group are realized due to forward currency contracts used to protect the margin on Euro based grain sales contracts.

Operating income in the SunOpta Food Group increased 61.6% to $8,168,000 in the three months ended June 30, 2006 as compared to $5,054,000 in the three months ended June 30, 2005. See the individual segments within the Food Group for commentary related to specific Food Group activities and outlook for the remainder of 2006. Readers should be advised that internal product transfers between the groups are accounted for at cost.

Grains & Foods Group
For the three month period ending

	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue	49,862,000	38,956,000	10,906,000	28.0%
Gross Margin	5,283,000	4,736,000	547,000	11.5%
Gross Margin %	10.6%	12.2%		-1.6%
Operating Income[1]	2,273,000	2,880,000	(607,000)	-21.1%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The Grains and Foods Group contributed $49,862,000 in revenues during the second quarter, a $10,906,000 increase over the same quarter in the previous year. This increase was attributed to internal growth of 24.0% during the quarter. The Group realized revenue increases from grains and food ingredient sales of $7,779,000, primarily due to the acquisition of Earthwise Processors and higher than expected demand for Waxy and Organic Corn, offset by delayed shipments of other specialty IP soy grains. Revenues were favourably impacted by a $3,147,000 increase in aseptic based product sales based on new business and increases from pre-existing customers. The increases noted were offset by a net revenue decrease of $20,000 in other revenues including a $510,000 decline in sunflower product sales.

Gross margin in the Grains and Foods Group increased by $547,000 in the three months ended June 30, 2006 to $5,283,000 or 10.6% of revenues, as compared to 12.2% of revenues in 2005. Sunflower product margins continue to be impacted by increased supply from domestic, Chinese and European markets. Sunflower crop quality issues from the 2005 crop has resulted in additional volumes being sold to bi-product markets at significantly reduced prices. Margins within the sunflower business have decreased to approximately 4.3% in the quarter versus 11.4% in the previous year. Margin rates were also lower within grains and food ingredients primarily due to lower commodity and specialty soybean prices offset by higher margins from organic corn, soybean meal and IP soybeans. Aseptic margins remain higher due to increased volumes and the impact of cost reduction initiatives.

The decrease in operating income of $607,000 to $2,273,000 reflects an increase in SG&A and foreign exchange losses realized in the quarter. SG&A as a percentage of sales increased to 5.8% from 5.2% in the same quarter of the previous year. The increase was primarily due to higher compensation costs versus the same quarter in the previous year and an increase in corporate management fees. A foreign exchange loss of $136,000 was realized on Euro contracts to hedge Euro denominated sales by the Group. In the second quarter of 2005, the group realized a foreign exchange gain of $178,000. These hedges are marked to market each quarter while the offsetting gain or loss is recorded through sales in the period the products are sold.

Looking to the third and fourth quarters, revenues and margins attributed to the aseptic packaging, refrigerated soy beverage products, organic soy and corn, certain specialty grains and dry roasted products will continue to be strong. Organic soy and corn should remain strong realizing higher throughputs and margins. Sunflower products are expected to see continued pricing pressure from excess supply, and poor quality on certain varieties but are expected to improve in the fourth quarter with the delivery of the new crop and changes in seed varieties.

SUNOPTA INC.	22	June 30, 2006 10-Q

SunOpta Ingredients
For the three month period ending

	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue	17,138,000	16,647,000	491,000	3.0%
Gross Margin	3,281,000	2,824,000	457,000	16.2%
Gross Margin %	19.1%	17.0%		2.1%
Operating Income[1]	1,774,000	1,062,000	712,000	67.0%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The Ingredients Group contributed revenues of $17,138,000 in the second quarter of 2006 as compared to $16,647,000 in 2005, a 3.0% increase. The increase is attributable to an increase of $1,945,000 in fiber revenues due to a number of new customers and applications for both soy and oat fiber. Technical processing has also performed well in the quarter with an increase of $292,000 due to continued increases in contract drying of Omega 3 encapsulated fish oils. The increases noted above were offset by lower revenues of $742,000 due to declining volumes of a specialty soluble fiber product and net decreases of $1,004,000 due to lower volumes from Ingredient Systems, Brans and other packaged products.

In the quarter, gross margin in the Ingredients Group increased by $457,000 and the margin rate increased by 2.1% to 19.1%. This increase can be attributed to better fiber plant utilization offset by lower throughput in other ingredients and higher energy costs.

Operating income increased by $712,000 or 67.0% during the quarter due primarily to the factors noted above. The remaining increase in operating income resulted from cost savings of $255,000 primarily from SG&A. SG&A as a percentage of sales was 8.8% compared to 10.6% in the prior year as the Group leverages the business with higher sales volumes.

The Ingredients Group continues to focus on domestic and international markets for both oat fiber and soy fiber. The domestic market is expected to continue to be strong throughout the remainder of the year. The quarter was extremely active for soy fiber as the Company expanded its new soy fiber product lines. The Company also reached an agreement with a German company to expand its line of fiber offerings in the U.S. The Company received notification from a significant customer that one of its customers has reformulated their specialty soluble fiber product to an alternative lower cost product. The Company experienced a decline of $742,000 in this specialty soluble during the second quarter. In the prior year the customer accounted for approximately $7,400,000 in revenues and a margin of approximately 18.0%. Several opportunities to replace this volume are currently being studied and pursued.

SunOpta Fruit
For the three month period ending

	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue	39,491,000	10,230,000	29,261,000	286.0%
Gross Margin	6,548,000	1,588,000	4,960,000	312.3%
Gross Margin	16.6%	15.5%		1.1%
Operating Income[1]	2,870,000	500,000	2,370,000	474.0%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenue increased by 286% to $39,491,000 and included an internal growth rate of 39.9%. The acquisitions of Cleugh's Frozen Foods, Inc. and Pacific Fruit Processors, Inc. accounted for increased revenues of $22,083,000 including internal growth over acquired revenue. The remaining increase of $7,178,000 was primarily due to new private label and industrial product offerings including tomato, citrus and white grape juices.

Gross margin rates increased from 15.5% in the second quarter of 2005 to 16.6% in the current quarter. Significant internal revenue growth led to improved margins during the quarter. In addition, we are beginning to see the impact of management's cost reduction and profit improvement plan offsetting the impact of higher freight and logistics costs.

SUNOPTA INC.	23	June 30, 2006 10-Q

Operating income increased by $2,370,000 or 474% during the quarter due primarily to the increases noted in revenue and gross margin. A further increase resulted from a lower SG&A as a percentage of sales due to the lower inherent SG&A rates within the acquired companies and leverage of higher sales volumes.

Management's cost reduction / profit improvement plan is expected to continue to result in improved gross margins. Management continues to review opportunities for consolidated purchasing and a number of operating efficiency improvements. Further margin increases are dependant on management's ability to realize new private label contracts and new product offerings as the group expands its world wide supply capabilities.

SunOpta Canadian Food Distribution
For the three month period ending

	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue	30,796,000	26,722,000	4,074,000	15.2%
Gross Margin	7,949,000	6,628,000	1,321,000	19.9%
Gross Margin %	25.8%	24.8%		1.0%
Operating Income[1]	1,251,000	612,000	639,000	104.5%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The Canadian Food Distribution Group contributed $30,796,000 of revenue in the second quarter of 2006, an increase of $4,074,000 or 15.2%. Internal growth within the Group was 10.7%. The remaining increase of $1,086,000 was due to the acquisition of Les Importations Cacheres Hahamovitch Inc. (Hahamovitch). Revenues were favourably impacted by continued strength in grocery products and resulted in an increase of $2,507,000, primarily due to strong sales in western Canada, an increase in naturals and kosher product lines from the Keele Street warehouse and the Hahamovitch acquisition. A net increase of $1,576,000 in produce sales were due to strong sales in western Canada, offset by declining produce sales in central and eastern Canada, where competitive forces are more intense.

Gross margin in the Canadian Food Distribution Group increased by 1.0% in the three months ended June 30, 2006 to 25.8%. The increase in gross margin percentage was attributable to better pricing within the grocery segment, including the higher margin revenue within Hahamovitch. Produce gross margins were lower by 1.0% as higher margins realized in western Canada were offset by lower margins in central and eastern Canada.

Warehousing and distribution costs increased to $3,834,000 or 12.4% of sales in the three months ended June 30, 2006 versus $3,361,000 or 12.6% in the previous year. The percentage decrease noted is due to costs savings associated with the consolidation of grocery warehousing within the central Ontario market and the consolidation of produce operations in Vancouver, offset by higher freight and logistics costs.

Selling, general and administrative expenses increased to $2,964,000 in the three months ended June 30, 2006 from $2,644,000 in the three months ended March 31, 2005. The increase is primarily due to the acquisition of Hahamovitch, offset by a reduction in overhead including headcount.

Operating income increased by $639,000 or 104.5% during the quarter to $1,251,000, primarily due to the factors noted above and increase in foreign exchange of $112,000 as compared to a loss of $12,000 in the previous year.

Further synergies leading to improved SG&A as well as freight, logistics and purchasing costs are expected to be realized later in the year. The Group will continue with its integration efforts, including product line extensions to lever its national sales and distribution capabilities plus freight and logistic synergies. The Group is currently investigating the implementation of warehouse technologies including radio frequency to drive better warehouse practices and cost savings.

SUNOPTA INC.	24	June 30, 2006 10-Q

Opta Minerals Inc.
For the three month period ending

	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue	18,260,000	9,839,000	8,421,000	85.6%
Gross Margin	4,543,000	2,601,000	1,942,000	74.7%
Gross Margin %	24.9%	26.4%		-1.6%
Operating Income[1]	2,396,000	1,621,000	775,000	47.8%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Opta Minerals contributed $18,260,000 or 11.7% of the Company's consolidated revenues in the second quarter of 2006, versus $9,839,000 or 9.6% in 2005. Opta Minerals revenues increased by $7,497,000 due to the acquisition of Magnesium Technologies Corporation (MagTech), increased sales prices and the appreciation of the Canadian dollar contributed $767,000 in additional revenue from the Canadian facilities, and a full quarter of production from US facilities that were acquired or under development generated $336,000 in additional revenue in the quarter. Offsetting the increased revenues was a decrease in volumes within the US Abrasives market in the amount of $179,000.

Gross margins of $4,543,000 in the three months ended June 30, 2006 compared to $2,601,000 in the prior year. As a percentage of revenues, gross margin decreased to 24.9% versus 26.4% during the same period in the prior year. The decrease in the gross margins as a percentage of sales was due to higher freight and logistics costs and lower volumes in the higher margin US abrasives market. This decrease was partially offset by higher margins realized from revenues related to MagTech.

Selling, general and administrative expenses increased to $2,405,000 or 13.2% of revenues during the quarter versus $971,000 or 9.9% of revenues in the three months ended June 30, 2006. The increase in SG&A as a percentage of revenues was as result of the acquisition of MagTech, which has a higher percentage of SG&A at 13.4% and includes approximately $230,000 of non-cash amortization. This amortization resulted from the value assigned to the intangibles between MagTech and its long standing customers. The remaining increase is related to the expansion of our Waterdown sales force and appreciation of the Canadian dollar versus the U.S. dollar as the majority of SG&A costs for Opta Minerals are denominated in Canadian dollars.

A foreign exchange gain of $258,000 was recognized in the three months ended June 30, 2006 compared to a loss of $9,000 in the same period of the prior year. The foreign exchange gain was realized on conversion of a portion of the external debt from US to Canadian funds.

Operating income increased by $775,000 or 47.8% during the quarter due primarily to the factors noted above.

The Opta Minerals group expects its Mill and Foundry operations to benefit from the strength in the steel mill operations that continue to rebuild depleted inventory levels in order to meet the demand from the construction industry and the expansion of foreign manufacturers in the auto industry.

Quarry operations will continue to be been challenged by the availability of economical freight to major customers in the south and increased competition from U.S. Companies taking advantage of the strong Canadian dollar.

The Company's abrasive operations in the southern U.S. continue to benefit from significant shipyard activity, while its roofing shingle granule operations in the US are operating near capacity levels.

SUNOPTA INC.	25	June 30, 2006 10-Q

SunOpta BioProcess and Corporate
For the three month period ending

	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue	198,000	464,000	(266,000)	-57.3%
Gross Margin	(258,000)	129,000	(387,000)	-300.0%
Gross Margin %	-130.3%	27.7%		-158.0%
Operating Loss[1]	(1,792,000)	(982,000)	(810,000)	82.5%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues were $198,000 for the three months ended June 30, 2006 versus $464,000 in same period in 2005. Revenues in the quarter were derived from an equipment supply contract for the production of cellulosic ethanol. Revenues in the second quarter of 2005 were derived from pre-engineering and research and development work for the production of cellulosic ethanol.

Gross margin in SunOpta BioProcess was negative $258,000 in the three months ended June 30, 2006 versus $129,000 in the prior year. The negative margin realized in the quarter reflects the impact of the revised project costs including costs required to meet European equipment specifications and foreign exchange plus development costs for numerous cellulosic ethanol projects that should translate into contracts in future periods.

Selling, general and administrative expenses were $1,954,000 for the second quarter of 2006 compared to $975,000 for the same period in 2005. The increase was as a result of an increase in information technology costs of $473,000 including amortization, hosting and consulting costs as several divisions began to use the Oracle enterprise software; higher compensation costs of $759,000 due to the addition of personnel to support the increased marketing and development activities within the BioProcess Group, information technology personnel to support Oracle, supply chain personnel to support our company wide cost cutting initiatives and increased public company and other costs of $284,000. The noted increases were offset by an expense reduction of $465,000 due to increased management fees charged to the operating groups. The previously noted variances include the impact of foreign exchange on the Canadian corporate operations due to the higher Canadian dollar.

Operating losses of $1,792,000 increased by $810,000 from the same quarter in the previous year. The increase was due primarily to the factors noted above. Offsetting the increase above was a foreign exchange gain of $420,000 which was recognized in the three months ended June 30, 2006 as compared to a loss of $136,000 in the same period of the previous year.

The BioProcess Group continues to work on contracts related to the development and commercialization of processes to be utilized in the production of cellulosic ethanol. Interest in cellulosic ethanol continues to increase as many countries attempt to reduce their dependence on crude oil.

SUNOPTA INC.	26	June 30, 2006 10-Q

Operations for the Six Months ended June 30, 2006 Compared With the Six Months Ended June 30, 2005

Consolidated

	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	256,558,000	170,760,000	85,798,000	50.2%
Opta Minerals	31,305,000	17,577,000	13,728,000	78.1%
SunOpta BioProcess	1,194,000	744,000	450,000	60.5%

Total Revenue	289,057,000	189,081,000	99,976,000	52.9%

Operating Income[1]
SunOpta Food Group	14,997,000	8,396,000	6,601,000	78.6%
Opta Minerals	3,394,000	2,458,000	936,000	38.1%
SunOpta BioProcess & Corporate	(3,588,000)	(1,881,000)	(1,707,000)	90.7%

Total Operating Income	14,803,000	8,973,000	5,830,000	65.0%

Other Income (Expense), net	(279,000)	3,832,000	(4,111,000)	-107.3%
Interest Expense	3,147,000	896,000	2,251,000	251.2%
Income Tax Provision	3,490,000	1,589,000	1,901,000	119.6%
Minority Interest	532,000	408,000	124,000	30.4%

Net earnings	7,355,000	9,912,000	(2,557,000)	-25.8%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues in the first six months of 2006 increased by 52.9% to $289,057,000 based on internal growth of 18.7% and acquisition revenues of $54,395,000. Operating income increased to $14,803,000, representing an increase of 65% versus the first six months of 2005. Growth in operating income exceeded revenue growth due to leveraging higher production volumes through our facilities, cost savings initiatives which have reduced selling, general and administrative expenses (SG&A) and improved foreign exchange during the period. These gains were offset by increased freight and energy costs across all businesses. Further details on revenue and operating income are provided below by operating group.

Interest expense increased by 251% to $3,147,000 for the six months ended June 30, 2006 due to increased long-term debt, operating lines and higher average interest rates. The increase in debt is primarily related to acquisitions completed over the past twelve months and an increase in working capital to fund internal growth. The increase in the average interest rate is due to increases in base rates such as LIBOR.

Other expense for the six months ending June 30, 2006 of $279,000 includes certain acquisition related costs on an acquisition which will not be completed. Other income in the first half of 2005 of $3,832,000 included a dilution gain related to the initial public offering of Opta Minerals Inc. offset by the write-downs of certain assets and other one time items.

The income tax rate for the first six months of 2006 is approximately 31%. The provision for income taxes in the first six months of 2005 was approximately 13% due to the non-taxable dilution gain realized in the first quarter of the prior year.

SUNOPTA INC.	27	June 30, 2006 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:

	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue
SunOpta Grains & Foods	89,016,000	70,136,000	18,880,000	26.9%
SunOpta Ingredients	35,251,000	31,800,000	3,451,000	10.9%
SunOpta Fruit	70,587,000	16,620,000	53,967,000	324.7%
SunOpta Cdn Food Distribution	61,704,000	52,204,000	9,500,000	18.2%

Food Group Revenue	256,558,000	170,760,000	85,798,000	50.2%

Operating Income[1]
SunOpta Grains & Foods	4,066,000	4,492,000	(426,000)	-9.5%
SunOpta Ingredients	3,480,000	1,737,000	1,743,000	100.3%
SunOpta Fruit	4,370,000	865,000	3,505,000	405.2%
SunOpta Cdn Food Distribution	3,081,000	1,302,000	1,779,000	136.6%

Food Group Operating Income	14,997,000	8,396,000	6,601,000	78.6%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Food Group contributed $256,558,000 or 88.8% of total consolidated revenues versus 90.3% in the first six months of 2005. The Food Group realized a 50.2% increase in revenues reflecting internal growth and acquisitions completed in the SunOpta Fruit Group, SunOpta Grains & Food Group and SunOpta Canadian Food Distribution Group. The increase realized in SunOpta Ingredients Group is due exclusively to internal growth.

Gross margin as a percentage of sales decreased slightly to 17.1% versus 17.4% in the first half of 2005. The decreases in gross margin rate reflects the impact of product mix due to the growth in the Fruit Group, which has lower inherent margins, and a reduction in margins within the sunflower business which had been very strong in 2005. The margin reductions noted were offset by strong margins from oat fiber and aseptic packaged products due to higher volumes and improved plant utilization.

Warehousing and distribution costs increased to $7,492,000 in the six months ended June 30, 2006 versus $6,599,000 in the same period of the previous year. The increase noted is due primarily to the acquisitions completed, higher distribution group volumes and increased freight and logistics costs offset by costs savings associated with the consolidation of warehouses.

Selling, general and administrative expenses increased to $21,133,000 or 8.2% of revenues in the first six months of 2006 from $14,851,000 or 8.7% of revenues in the same period of 2005. The decrease in SG&A as a percentage of sales is primarily due to the Company's cost reduction programs and leverage of our fixed cost base over improved revenues. The rate versus the prior year was also helped by the acquisitions in the SunOpta Fruit Group companies which have inherently lower SG&A rates.

A foreign exchange loss of $175,000 was recognized in the six months ended June 30, 2006 compared to a gain of $219,000 in the same period for the prior year.

Operating income in the SunOpta Food Group increased 78.6% to $14,997,000 in the first six months of 2006 as compared to $8,396,000 in the prior year. See below for specific commentary related to operating segments within the SunOpta Food Group.

SUNOPTA INC.	28	June 30, 2006 10-Q

Grains & Foods Group
For the six month period ending
	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue	89,016,000	70,136,000	18,880,000	26.9%
Gross Margin	9,789,000	8,155,000	1,634,000	20.0%
Gross Margin	11.0%	11.6%		-0.6%
Operating Income[1]	4,066,000	4,492,000	(426,000)	-9.5%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The Grains and Foods Group contributed $89,016,000 in revenues during the first half, an increase of $18,880,000 or 26.9% over the same period in the previous year. This increase was primarily attributed to internal growth of 22.0% plus the acquisition of Earthwise Processors Inc. (Earthwise) in the prior year. Revenues were favourably impacted by a $11,398,000 increase in aseptic based product sales due to a new aseptic soy milk contract obtained late in 2005 and also includes increases from pre-existing aseptic customers. The Group realized revenue increases from grains and food ingredient sales of $8,396,000 primarily due to the acquisition of Earthwise Processors and higher than expected demand for waxy corn, organic corn and soybean meal. The Group also had increased revenues in its roasted products business of $1,053,000 The increases noted were offset by net revenue decreases of $1,967,000 in sunflower product sales due primarily to an increase in competition from foreign markets and lower prices for certain bi-products.

Gross margin in the Grains and Foods Group increased by $1,634,000 in the six months ended June 30, 2006 to $9,789,000 or 11.0% of revenues, as compared to 11.6% in the first half of 2005. Aseptic margins have increased significantly due to a combination of increased volumes and the impact of numerous equipment upgrades. Better margin rates were realized on grains and food ingredients, primarily organic corn, soybean meal and IP soybeans. Sunflower product margins were approximately 4.1% in the first half, a decrease of approximately 7.5%. Lower sunflower margins are primarily attributable to reduced pricing due to an abundant supply of bi-products sold at reduced prices and increased foreign competition in European markets.

Operating Income decreased by $426,000 to $4,066,000 reflecting the decline in gross margin rate due in part to sunflower and an increase in SG&A and foreign exchange loss. SG&A as a percentage of sales increased to 6.2% from 5.6% during the same period of the previous year. The increase was primarily due to higher compensation costs and an increase in corporate management fees. Foreign exchange accounted for $432,000 of the decline as a $202,000 loss was realized on contracts entered to hedge Euro denominated sales by the Group as compared to a gain of $230,000 in the prior year.

SunOpta Ingredients
For the six month period ending

	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue	35,251,000	31,800,000	3,451,000	10.9%
Gross Margin	6,794,000	5,401,000	1,393,000	25.8%
Gross Margin	19.3%	17.0%		2.3%
Operating Income[1]	3,480,000	1,737,000	1,743,000	100.3%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The Ingredients Group contributed revenues of $35,251,000 in the first six months of 2006 as compared to $31,800,000 in 2005, a 10.9% increase. The growth is attributable to an increase in fiber revenues of $3,916,000 due to a number of new customers and applications for oat fiber and the successful launch of our new soy fiber product line. Technical processing has also performed well with increases of $772,000 due primarily to increases in drying volumes. The increases noted above were offset by net decreases of $1,237,000 due to lower volumes from Ingredient Systems and the other packaged products. While our soluble fiber product sales declined in the quarter, sales are essentially flat on a year to date basis.

In the first six months of 2006, gross margin in the Ingredients Group increased by $1,393,000 and the margin rate increased by 2.3% to 19.3%. This increase can be attributed to better plant utilization offset by higher energy costs.

SUNOPTA INC.	29	June 30, 2006 10-Q

Operating income increased by $1,743,000 or 100.3% during the first half of the year due primarily to the factors noted above. The remaining increase resulted from SG&A cost savings of $350,000. SG&A as a percentage of sales for the Ingredients Group was 9.4% versus 11.5% in 2005, due to the leverage created by higher sales volumes and cost reductions.

SunOpta Fruit
For the six month period ending

	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue	70,587,000	16,620,000	53,967,000	324.7%
Gross Margin	10,589,000	2,734,000	7,855,000	287.3%
Gross Margin	15.4%	16.4%		-1.0%
Operating Income[1]	4,370,000	865,000	3,505,000	405.2%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Fruit Group includes the 2005 acquisitions of Pacific Fruit Processors Inc. and Cleugh's Frozen Foods Inc. as well as the previous acquisitions of Organic Ingredients in 2004 and Kettle Valley Dried Fruit in 2003. Revenue increased by 325% to $70,587,000 and included 29.8% internal growth. Revenue increased by $44,488,000 due to the recent acquisitions noted above. The remaining increase of $9,479,000 was due primarily to new private label offerings including organic juices and tomato based products, offset by an order backlog of private label fruit bar shipments.

The decline in gross margin rate from the first half of the prior year reflects the lower inherent margin rates in the acquired businesses.

Operating income in the SunOpta Fruit Group increased by 405% to $4,370,000 in the first six months of 2006 as compared to $865,000 in the prior year. The increase is primarily due to the revenue and margin factors noted above plus a reduction of SG&A as a percentage of sales from 11.4% to 9.1%. This rate decline is due to lower SG&A rates in the companies acquired and includes the impact of our profit improvement plan in all Fruit Group businesses.

SunOpta Canadian Food Distribution
For the six month period ending

	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue	61,704,000	52,204,000	9,500,000	18.2%
Gross Margin	16,355,000	13,339,000	3,016,000	22.6%
Gross Margin	26.5%	25.6%		0.9%
Operating Income[1]	3,081,000	1,302,000	1,779,000	136.7%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The Canadian Food Distribution Group contributed $61,704,000 of revenue in the first six months of 2006, an increase of $9,500,000 or 18.2%. Internal growth within the Group including growth within the acquired company was 12.2%. Revenues were favourably impacted by an increase in grocery product sales of $6,442,000, primarily due to strong sales in western Canada, an increase in product lines at the Keele Street warehouse and from the Hahamovitch acquisition. A net increase of $3,058,000 in produce sales were due to strong sales in western Canada, offset by declining produce sales in central and eastern Canada.

Gross margin in the Canadian Food Distribution Group increased by $3,016,000 in the six months ended June 30, 2006 to $16,355,000 or 26.5%. The increase was attributable to better pricing within the grocery segment and includes the higher margin Hahamovitch business. Gross margin as a percentage of sales within the produce segment declined by 0.7% versus the same period in the prior year due to lower margins in central and eastern Canada offsetting margin gains realized in western Canada.

Warehousing and distribution costs decreased to 12.1% of sales in the six months ended June 30, 2006 versus 12.6% in the previous year. The percentage decrease noted is due primarily to costs savings associated with the consolidation of warehouses.

SUNOPTA INC.	30	June 30, 2006 10-Q

Selling, general and administrative expenses increased to $5,857,000 in the six months ended June 30, 2006 from $5,395,000 in the prior year, however the rate as a percentage of revenues declined from 9.5% to 10.3%. The rate decrease is primarily due to reductions of overhead including headcount offset by higher incremental SG&A associated with the Hahamovitch acquisition.

Operating income increased by $1,779,000 or approximately 137% during the first half of the year to $3,081,000, primarily due to the factors noted above. The increases noted include the impact from foreign exchange gains of $75,000 in the period compared to a loss $43,000 in the prior year

Opta Minerals Inc.
For the six month period ending
	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue	31,305,000	17,577,000	13,728,000	78.1%
Gross Margin	7,295,000	4,292,000	3,003,000	70.0%
Gross Margin	23.3%	24.4%		-1.1%
Operating Income[1]	3,394,000	2,458,000	936,000	38.1%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Opta Minerals contributed $31,305,000 or 10.8% of the Company's consolidated revenues for the six months ending June 30, 2006, versus $17,577,000 or 9.3% in 2005. Opta Minerals revenues increased by $11,028,000 due to the acquisition of Magnesium Technologies Corporation (MagTech), full production at various US facilities that resulted in additional revenue of $1,309,000 and increases at Canadian based facilities of $1,289,000 due to the price increases during the quarter. Further increases of $196,000, due to increased production volumes in the US, were offset by lower sales of $94,000 at the Louisiana facility that has not fully recovered from the effects of hurricane Katrina.

As a percentage of revenues, gross margin decreased 1.1% to 23.3%. The decrease in the gross margins are due to higher freight and logistic costs, and mix as the 2005 commissioned abrasive facilities have slightly lower margins. This decrease was partially offset by higher margins realized from revenues related to the MagTech acquisition.

Selling, general and administrative expenses increased to $4,101,000 or 13.1% of revenues during the quarter versus $1,888,000 or 10.7% of revenues in the six months ended June 30, 2006. The increase in SG&A as a percentage of revenues was a result of the acquisition of MagTech, which has a higher percentage of SG&A at 13.4% and includes approximately $337,500 of non-cash amortization. The remaining increase is due to increased sales resources and public company costs and the appreciation of the Canadian dollar as the majority of SG&A costs are denominated in Canadian dollars.

A foreign exchange gain of $200,000 was recognized in the six months ended June 30, 2006 compared to a loss of $54,000 in the same period of the prior year. A foreign exchange gain was realized on the conversion of the external debt from U.S. to Canadian funds.

Operating income increased by $936,000 or 47.8% during the year due primarily to the factors noted above.

SunOpta BioProcess and Corporate
For the six month period ending

	June 30, 2006	June 30, 2005	Change	Change
	$	$	$	%
Revenue	1,194,000	744,000	450,000	60.5%
Gross Margin	(118,000)	222,000	(340,000)	-153.2%
Gross Margin	-9.9%	29.9%		-39.8%
Operating Loss[1]	(3,588,000)	(1,881,000)	(1,707,000)	90.7%

[1] (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues were $1,194,000 for the six months ended June 30, 2006 versus $744,000 in same period in 2005. Revenues during the period were derived from our equipment supply contract for the production of cellulosic ethanol. Revenues in the

SUNOPTA INC.	31	June 30, 2006 10-Q

first half of 2005 were derived from pre-engineering and research and development work focusing on the production of cellulosic ethanol.

Gross margin in SunOpta BioProcess was negative $118,000 in the six months ended June 30, 2006 versus $222,000 in the comparable period of the previous year. The negative gross margin includes the cumulative impact of a revision in the estimated cost to complete the equipment supply contract plus development costs for numerous cellulosic ethanol projects that should translate into revenues in future periods. The decrease in the margin rate is due to the nature of the equipment supply contract which has inherently lower margins than the research and development work preformed in the prior year.

Selling, general and administrative expenses were $3,834,000 for the first six months of 2006 compared to $1,911,000 for the same period in 2005. The increase was as a result of an higher compensation costs of $1,281,000 due to the addition of personnel to support the increased marketing and development activities within the BioProcess Group and supply chain personnel to support our company wide cost cutting initiatives; increase in information technology costs of $1,059,000 including non-cash amortization of $382,000 and operating costs related to our Oracle enterprise software; and increased public company and other costs of $517,000. The increases noted include the impact of the strengthening Canadian Dollar as a significant portion of these costs are incurred at the Canadian based Brampton head-office. Offsetting the above noted factors is a recovery of $934,000 due to increased management fees charged to the operating groups.

A foreign exchange gain of $364,000 was recognized in the six months ended June 30, 2006 compared to a loss of $192,000 in the same period of the previous year.

Liquidity and Capital Resources at June 30, 2006

Sources of Liquidity

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At June 30, 2006, the Company had availability under certain lines of credit of approximately $36,000,000. Two revolving acquisition lines are also available one for SunOpta with a maximum draw up to $10,000,000 and one for Opta Minerals Inc. with a maximum draw up to Cdn. $5,000,000.

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
o Cash flows generated from receipts of options currently in-the-money.
o Additional long term financing

In order to finance significant acquisitions, the Company may need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a maximum term debt to equity ratio of 0.60 to 1.00 versus the current position of approximately 0.38 to 1.00.

Cash Flows from Operating Activities

Net cash and cash equivalents decreased $779,000 during first six months of 2006 (2005 – $382,000) to $4,676,000 as at June 30, 2006 (2005 - $7,699,000).

Cash flows provided by operations for the first six months of 2006 before working capital changes was $14,226,000 (2005 – $8,733,000), an increase of $5,493,000 or 62.9%. The increase was due primarily to stronger operating results. The 2005 results also included charges of $976,000 incurred during the Initial Public Offering of Opta Minerals Inc.

Cash provided (used) by operations after working capital changes was $7,759,000 for the six months ended June 30, 2006 (2005 – ($4,891,000)), reflecting the use of funds for non-cash working capital of ($6,467,000) (2005 – ($13,624,000)). This utilization consists principally of an increase in accounts receivable ($7,846,000), an increase in inventories ($7,358,000), and a decrease in customer deposits of ($95,000) and is partially offset by an increase in accounts payable and accrued liabilities of $6,721,000, a decrease in prepaid expenses and other current assets of $264,000 and by a decrease in recoveries of income

SUNOPTA INC.	32	June 30, 2006 10-Q

taxes of $1,847,000 The usage of cash flows to fund working capital in 2006 reflects the increase in working capital requirements to fund seasonal usage of cash for the purchase of inventories for both the SunOpta Grains and Food Group and the SunOpta Fruit Group as well as general increases to fund internal growth.

Cash Flows from Investing Activities

Cash provided (used) by investment activities of ($16,850,000) in the first six months of 2006 (2005 – ($16,776,000)), reflects cash used to acquire companies of ($12,197,000) (2005 – ($9,260,000)), and to purchase of property, plant and equipment of ($4,824,000) (2005 – ($7,906,000)), offset by other investing activities of $171,000 (2005 - $390,000).

Cash Flows from Financing Activities

Cash provided (used) by financing activities was $8,201,000 in the first six months of 2006 (2005 – $21,226,000), consisting primarily of net an increase in bank indebtedness of $5,358,000 (2005 - $7,851,000), proceeds from the issuance of common shares of $2,977,000 (2005 - $271,000), net borrowings on short and long-term debt facilities of $496,000 (2005 – $373,000), a repayment of deferred purchase consideration of ($260,000) (2005 – ($1,580,000)) and by other financing activities of ($370,000) (2005 – $17,000) In 2005 the financing activities included net proceeds from the Opta Minerals Inc. share issuance of $14,294,000.

Item 3 -Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the Company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at June 30, 2006 all of SunOpta's excess funds were held in cash and cash equivalents with an original maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer term debts are subject to greater interest rate risk than shorter term securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at June 30, 2006, the weighted average interest rate of the fixed rate term debt was 6.1% (2005 – 5.9%) and $56,014,000 (2005 - $4,490,000) of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $10,194,000 (2005 - $35,300,000) at an interest rate of 8.5% (2005 – 5.12%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company's ability to manage interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company's after tax earnings for the year would (decrease) increase by approximately $256,000 (2005 - $277,000) .

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the U.S. dollar is also the Company's reporting currency. The Company is also exposed to foreign exchange rate fluctuations as the financial results of the Company's Canadian subsidiaries are translated into U.S. dollars on consolidation. Since 2003, the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from Cdn $1.5776 at January 1, 2003 to Cdn $1.163 at December 31, 2005 and Cdn 1.1162 at June 30, 2006. The net effect of this six month currency fluctuation and changes between the euro and the U.S. dollar has resulted in a net exchange gain of $389,000, (2005 - $80,000) and a $2,136,000 (2005 – ($720,000)) increase (decrease) in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company's net assets by $4,724,000 (2005 - $6,082,000).

The functional currency of all operations located in Canada is the Canadian dollar. For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the Consolidated Statement of Earnings while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in cumulative other comprehensive income account within Shareholders' Equity. The functional currency of the corporate head office is the U.S. dollar. Transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange gains (losses) on the Condensed Consolidated Statement of Earnings. U.S. based SunOpta Food Group operations have a low exposure to other currencies since almost all sales and purchases are made in U.S. dollars. It is the Company's intention to hold excess funds in the currency in which the funds are likely to be used, which will, from time to time, potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

In the circumstances where the Company transacts in currencies other than the Canadian or U.S. dollars, to the extent considered practical the Company enters into futures contracts to hedge its exposure to foreign exchange rate fluctuations.

SUNOPTA INC.	33	June 30, 2006 10-Q

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers. The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At June 30, 2006 the Company owned 202,593 (2005 – 478,224) bushels of corn with a weighted average price of $1.99 (2005 - $1.90) and 549,986 (2005 – 239,934) bushels of soy beans with a weighted average price of $9.62 (2005 - $6.86). The Company has at June 30, 2006 net long (short) positions on corn and soy beans of 95,399 (2005 – 38,220) and 158,545 (2005 – 78,300) bushels respectively. An increase/decrease in commodity prices of 10% would not be material. There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, SunOpta BioProcess or related to Corporate office activities.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the Company's quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

One of the Company's subsidiaries, SunRich LLC (formerly SunRich Inc.) filed a claim against a supplier for failure to adhere to the terms of a contract. On July 29, 2004 a judgement was awarded in favour of SunRich by a federal court jury in the United States District Court for the District of Oregon. The Supplier countersued the Company for breach of contract however, as part of this judgement these counter-claims were dismissed. Included within other assets at June 30, 2006 is a receivable of $2,405,000 (December 31, 2005 - $2,405,000) representing the initial, judgement, and interest and the recovery of legal fees awarded with respect to this suit. The Supplier filed an appeal against this judgement which management and legal counsel believe is without merit. The appeal hearing is expected to be held later in 2006.

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

SUNOPTA INC.	34	June 30, 2006 10-Q

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, under the heading "Risk Factors" in Item 1A of that report. There were no material changes in these risks during the quarter ended June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3.	Defaults upon Senior Securities - Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not applicable

Item 5.	Other Information

(a)	The Company filed a Form 8-K on July 17, 2006 announcing financial results for the first quarter ended March 31, 2006,
SEC file No. 0-9989.

Item 6.	Exhibits

(a)	Exhibits -

	31.1	Certification by Jeremy N. Kendall, Chief Executive Officer pursuant to Rule 13(a)–14(a) under the
Exchange Act. **

	31.2	Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange
Act. **

	32	Certifications by Jeremy N. Kendall, Chairman and Chief Executive Officer and John Dietrich, Vice
President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350. **

	**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

/s/ John Dietrich
Date	August 3, 2006
by John Dietrich
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	35	June 30, 2006 10-Q