Form 10-Q
period 2006-09-30
SUNOPTA INC
filed 2006-11-06
CIK 351834

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes                  No  X

At October 20, 2006 registrant had 57,601,711 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $574,865,076. The Company's common shares are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

SUNOPTA INC.	1	September 30, 2006 10-Q

SUNOPTA INC.

FORM 10-Q

For the quarter ended September 30, 2006

PART I - FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2006 and 2005.

Condensed Consolidated Balance Sheets as at September 30, 2006 and December 31, 2005.

Condensed Consolidated Statements of Shareholders' Equity as at September 30, 2006 and 2005.

Condensed Consolidated Statements of Cash Flow for the three and nine months ended September 30, 2006 and 2005.

Notes to Condensed Consolidated Financial Statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Item 4.    Controls and Procedures

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Item 6.

Exhibits

All financial information is expressed in United States Dollars.  The closing rate of exchange on October 20, 2006 was CDN $1 = U.S. $0.8888

SUNOPTA INC.	2	September 30, 2006 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Condensed Consolidated Financial Statements

SunOpta Inc.

For the Three and Nine Months Ended September 30, 2006

(Unaudited)

SUNOPTA INC.	3	September 30, 2006 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Earnings

For the three months ended September 30, 2006 and 2005

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	September 30,
	2006	2005
	$	$

Revenues	145,463	114,950

Cost of goods sold	122,771	96,653

Gross profit	22,692	18,297

Warehousing and distribution expenses	3,853	3,309
Selling, general and administrative expenses	15,135	11,564

Earnings before the following	3,704	3,424

Interest expense, net	(1,746)	(1,186)
Other (expense) income (note 6)	(15)	146
Foreign exchange	(157)	438

	(1,918)	(602)

Earnings before income taxes	1,786	2,822

(Recovery of) provision for income taxes	(66)	601

Net earnings before minority interest	1,852	2,221

Minority interest	328	133

Net earnings for the period	1,524	2,088

Change in foreign currency translation adjustment	8	2,716

Comprehensive income	1,532	4,804

Net earnings per share for the period (note 5)

– Basic	0.03	0.04

– Diluted	0.03	0.04

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	4	September 30, 2006 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Earnings

For the nine months ended September 30, 2006 and 2005

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	September 30,
	2006	2005
	$	$

Revenues	434,520	304,031

Cost of goods sold	360,854	251,592

Gross profit	73,666	52,439

Warehousing and distribution expenses	11,345	9,908
Selling, general and administrative expenses	44,203	30,214

Earnings before the following	18,118	12,317

Interest expense, net	(4,893)	(2,082)
Other (expense) income (note 6)	(294)	3,978
Foreign exchange	232	518

	(4,955)	2,414

Earnings before income taxes	13,163	14,731

Provision for income taxes	3,424	2,190

Net earnings before minority interest	9,739	12,541

Minority interest	860	541

Net earnings for the period	8,879	12,000

Change in foreign currency translation adjustment	1,755	1,916

Comprehensive income	10,634	13,916

Net earnings per share for the period (note 5)

– Basic	0.16	0.21

– Diluted	0.15	0.21

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	5	September 30, 2006 10-Q

SunOpta Inc.

Condensed Consolidated Balance Sheets

As at September 30, 2006 and December 31, 2005

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	December 31,
	2006 $	2005 $

Assets

Current assets
Cash and cash equivalents	4,057	5,455
Accounts receivable	73,532	57,608
Inventories	109,396	88,340
Prepaid expenses and other current assets	5,390	4,194
Current income taxes recoverable	-	1,847
Deferred income taxes	691	691

	193,066	158,135

Property, plant and equipment	82,942	77,257
Goodwill and intangibles (note 3)	84,128	58,262
Deferred income taxes	5,375	5,854
Other assets (note 9(a))	3,144	3,355

	368,655	302,863
Liabilities

Current liabilities
Bank indebtedness (note 8)	39,938	20,799
Accounts payable and accrued liabilities	56,011	50,688
Customer and other deposits	348	544
Current portion of long-term debt (note 8)	7,835	3,518
Current portion of long-term payables	433	723

	104,565	76,272

Long-term debt (note 8)	67,593	55,538
Long-term payables	1,150	472
Deferred income taxes	9,427	1,381

	182,735	133,663

Minority interest	10,013	9,116

Shareholders' Equity

Capital stock (note 4)	111,511	106,678
Contributed surplus (note 2)	3,591	3,235
Retained earnings	49,258	40,379
Cumulative other comprehensive income	11,547	9,792

	175,907	160,084

	368,655	302,863

Commitments and contingencies (note 9)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	6	September 30, 2006 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Shareholders' Equity

As at September 30, 2006 and 2005

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	Capital stock	Contributed surplus	Retained earnings	Cumulative other comprehensive income	Total
	$	$	$	$	$
Balance at December 31, 2005	106,678	3,235	40,379	9,792	160,084
Warrants exercised	60				60
Options exercised	3,196				3,196
Employee stock purchase plan	438				438
Acquisition (note 3)	1,139				1,139
Stock based compensation		356			356
Net earnings for the period			8,879		8,879
Currency translation adjustment				1,755	1,755
Balance at September 30, 2006	111,511	3,591	49,258	11,547	175,907

	Capital stock	Contributed surplus	Retained earnings	Cumulative other comprehensive income	Total
	$	$	$	$	$
Balance at December 31, 2004	105,794	3,330	26,821	8,148	144,093
Options exercised	281				281
Employee stock purchase plan	438				438
Share purchase buyback	(62)	(95)			(157)
Net earnings for the period			12,000		12,000
Currency translation adjustment				1,916	1,916
Balance at September 30, 2005	106,451	3,235	38,821	10,064	158,571

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	7	September 30, 2006 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Cash Flow

For the three months ended September 30, 2006 and 2005

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30, 2006 $	September 30, 2005 $
Cash provided by (used in)

Operating activities
Net earnings for the period	1,524	2,088
Items not affecting cash
Amortization	2,979	2,203
Deferred income taxes	164	(47)
Minority interest	328	133
Gain on disposition on property, plant and equipment	-	(405)
Other	215	(320)
Changes in non-cash working capital (note 7)	(11,722)	(7,236)

	(6,512)	(3,584)
Investing activities
Acquisition of companies, net of cash acquired	(7,950)	(8,490)
Purchase of property, plant and equipment	(2,336)	(2,668)
Proceeds from sale of property, plant and equipment	193	414
Other	(365)	(223)

	(10,458)	(10,967)
Financing activities
Increase in line of credit facilities	6,875	2,916
Borrowings under long-term debt and tender facility	10,462	12,081
Repayments of long-term debt	(1,334)	(1,714)
Proceeds from the issuance of common shares	717	291
Other	(133)	(65)
	16,587	13,509

Foreign exchange loss on cash held in a foreign currency	(236)	(603)

Increase (decrease) in cash and cash equivalents during the period	(619)	(1,645)
Cash and cash equivalents – Beginning of the period	4,676	7,699

Cash and cash equivalents – End of the period	4,057	6,054

See note 7 for supplemental cash flow information

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	8	September 30, 2006 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Cash Flow

For the nine months ended September 30, 2006 and 2005

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30, 2006 $	September 30, 2005 $
Cash provided by (used in)

Operating activities
Net earnings for the period	8,879	12,000
Items not affecting cash
Amortization	8,325	5,708
Deferred income taxes	600	178
Dilution gain (note 6)	-	(6,516)
Common shares granted to Opta Minerals employees	-	234
Minority interest	860	541
Gain on disposition of property, plant and equipment	-	(550)
Other	772	300
Changes in non-cash working capital (note 7)	(18,189)	(20,860)

	1,247	(8,965)
Investing activities
Acquisition of companies, net of cash acquired	(20,147)	(17,597)
Purchase of property, plant and equipment	(7,160)	(10,574)
Proceeds from sale of property, plant and equipment	193	492
Other	(194)	89

	(27,308)	(27,590)
Financing activities
Proceeds from Opta Minerals Inc. share issuance	-	14,294
Increase in line of credit facilities	12,233	8,767
Borrowings under long-term debt and tender facilities	13,262	16,881
Repayment of term debt	(3,638)	(4,141)
Payment of deferred purchase consideration	(260)	(1,287)
Proceeds from the issuance of common shares, net	3,694	719
Other	(503)	(162)
	24,788	35,071

Foreign exchange loss on cash held in a foreign currency	(125)	(543)

Increase (decrease) in cash and cash equivalents during the period	(1,398)	(2,027)
Cash and cash equivalents – Beginning of the period	5,455	8,081

Cash and cash equivalents – End of the period	4,057	6,054

See note 7 for supplemental cash flow information

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	9	September 30, 2006 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006 and 2005

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

1.      Basis of presentation

The interim condensed consolidated financial statements of SunOpta Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature.  Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.  For further information, see the Company's consolidated financial statements and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2005.

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ended December 31, 2005.  All significant intercompany accounts and transactions have been eliminated on consolidation.

2.

Stock Option Plan

The Company maintains several stock option plans under which incentive stock options may be granted to employees and non-employee directors.   The Company had previously adopted the fair value measurement provisions of SFAS No. 123 which required the note disclosure of the company's earnings as if stock compensation was recorded.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Stock Based Compensation, using the modified prospective application transition method which requires the Company to record Stock Based Compensation expenses within the Statement of Earnings.  As required by the standard the Company has presented the prior year proforma note disclosure for Stock Based Compensation.

Net earnings for the nine months ended September 30, 2006 includes $387 of compensation expense related to our stock-based compensation arrangements including $101 in stock based compensation for the employees of Opta Minerals Inc.  Net earnings for the nine months ended September 30, 2005 included $nil of stock based compensation; however, in accordance with the proforma note disclosure requirements of FAS 123 the company would have reported an expense of $4,061 including the impact of accelerated vesting of certain options. The Company's net earnings and earnings per share, including the impact of stock based compensation, would have been as follows:

	Three months ended	Nine months ended
	September	September
	30, 2005	30, 2005

Number of options granted	269,000	445,275
	$	$
Total fair value of options granted	761	1,320
Net earnings for the period as reported	2,088	12,000
Stock compensation expense:
Options expense from current period grants	152	290
Options expense from prior period grants including the	70	3,771
accelerated vesting of certain options
	222	4,061
Pro-forma net earnings for the period	1,866	7,939

Weighted average number of shares outstanding	56,430,733	56,313,771
Diluted weighted average number of shares outstanding	56,870,887	56,758,827
Pro-forma net earnings per common share
- Basic	0.03	0.14
- Diluted	0.03	0.14

SUNOPTA INC.	10	September 30, 2006 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006 and 2005

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Stock Option Plan continued

The fair value of the options granted during the current and prior periods were estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (September 30, 2005 – 0%), an expected volatility of 54.9% (September 30, 2005 – 48%), a risk-free interest rate of 4% (September 30, 2005 – 3%), and an expected life of four to six years.  These options vest at various dates ranging from the date of the grants to September 20, 2011 and expire four to five years subsequent to the grant date.

3.

Business Acquisitions

During the nine months ended September 30, 2006, the Company acquired two businesses.  These acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition.

The preliminary purchase price allocation of the net assets acquired and consideration given is summarized below:

	Purity Life Health Products $	Magnesium Technologies Inc. $
Net assets acquired:
Non-cash working capital	2,480	2,371
Property, plant and equipment	494	4,324
Goodwill	-	857
Intangible assets	7,199	18,504
Other assets	-	483
Deferred income tax asset (liability)	133	(8,046)
Debt and other liabilities	(104)	(296)
	10,202	18,197
Net assets acquired:
Cash paid on closing	7,906	12,000
Note payable	-	6,000
Contingent consideration	1,113	-
Share Consideration	1,139	-
Acquisition costs	44	197
	10,202	18,197

Purity Life Health Products

On September 20th, 2006 the company acquired 100% of the business and net assets of Purity Life Health Products ("Purity") and related companies for total consideration of $10,202 including cash consideration of $7,906, issuance of 120,000 shares of the company with a fair value of $1,139 at the date of acquisition and accrued contingent consideration of $1,113.  Additional consideration of $4,000 may be payable based on Purity achieving predetermined earnings targets calculated annually commencing January 1, 2007 and ending December 31, 2011.  Any amount paid up to $1,113 will be recorded against the accrued contingent consideration and any additional amounts will be recorded as goodwill when the outcome of the contingency becomes determinable. Included in the assets acquired are intangibles consisting of customer relationships and trademarks which have estimated useful lives of between 5 and 15 years.  The intangibles acquired with this acquisition are deductible for tax purposes.

Purity, located in Acton, Ontario, Canada, distributes a wide range of health and beauty aids, vitamins, supplements and nutraceuticals. Purity operates warehousing and distribution operations to service customers across Canada and also operates a packaging facility where a number of supplement and nutraceutical products are produced under the brand names Nature's Harmony, Vivitas and RxBalance. The company employs 155 people, including a national sales force, and is Canada's largest independent supplier of natural health care products to all channels of distribution, including health professionals.

SUNOPTA INC.	11	September 30, 2006 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006 and 2005

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

3.

Business Acquisitions continued

Magnesium Technologies Inc.

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

4.      Capital stock

	September 30, 2006 $	December 31, 2005 $
Issued and fully paid -
57,530,881 common shares (December 31, 2005 – 56,587,671)	111,511	106,669
Nil warrants (December 31, 2005 – 35,000)	-	9

	111,511	106,678

(a)

 In the first nine months of 2006, employees and directors exercised 723,375 (September 30, 2005 – 216,440) common share options and an equal number of common shares were issued for net proceeds of $3,196 (September 30, 2005 - $281).

(b)

In the first nine months of 2006, 35,000 warrants were exercised and 35,000 common shares were issued for proceeds of $60.

(c)

In the nine months ended September 30, 2006, 64,835 (September 30, 2005 – 94,243) common shares were issued for net proceeds of $438 (September 30, 2005 - $438) as part of the Company's employee stock purchase plan.

(d)

In the first nine months of 2006, 95,500 options were granted to employees at prices ranging from $5.36 to $10.00.

(e)

As part of the acquisition of Purity (note 3) the Company issued 120,000 shares with a fair value of $1,139.

SUNOPTA INC.	12	September 30, 2006 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006 and 2005

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

5.      Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options.  The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended		Nine months ended
	Sept. 30, 2006 $	Sept. 30, 2005 $	Sept. 30, 2006 $	Sept. 30, 2005 $

Net earnings for the period	1,524	2,088	8,879	12,000

Weighted average number of shares used in basic earnings per share	57,339,332	56,430,733	57,054,678	56,313,771

Dilutive potential of the following:
Employee/director stock options	676,611	415,836	594,525	420,638
Dilutive Warrants	-	24,318	-	24,413

Diluted weighted average number of shares outstanding	58,015,943	56,870,887	57,649,203	56,758,822
Net earnings per share:
Basic	0.03	0.04	0.16	0.21
Diluted	0.03	0.04	0.15	0.21

Options to purchase 221,800 and 321,800 in the three and nine months ended September 30, 2006 respectively (September 30, 2005 – 1,469,895 common shares in the three and nine months ended September 30, 2005) have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

6.      Other income (expense)

	Three months ended		Nine months ended
	September 30, 2006 $	September 30, 2005 $	September 30, 2006 $	September 30, 2005 $

Dilution gain, net of related costs of $976 (a)	-	-	-	5,540
Reduction of assets (b)	-	(178)	-	(886)
Law suit (c)	(24)	(57)	(49)	(497)
Gain on sale of land	-	402	-	402
Other	9	(21)	(245)	(581)
	(15)	146	(294)	3,978

(a)  In the prior year, Opta Minerals Inc. initial public offering resulted in a non-taxable dilution gain for the Company, net of $976 in transaction costs.

(b)  In the prior year the company wrote-down certain businesses and facilities held for sale to their estimated net realizable value.

(c)  In relation to a lawsuit awarded in 2004 (note 9(a)), a charge was taken in the first quarter of 2005 for legal fees not awarded net of established provisions and for additional legal fees incurred.

SUNOPTA INC.	13	September 30, 2006 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

7.

 Supplemental cash flow information

	Three months ended		Nine months ended
	September	September	September	September
	30,	30,	30,	30,
	2006	2005	2006	2005
	$	$	$	$
Changes in non-cash working capital:
Accounts receivable	(1,287)	(277)	(9,133)	(7,332)
Inventories	(3,840)	(1,411)	(11,198)	(9,497)
Recoveries of income taxes	-	-	1,847	2,000
Prepaid expenses and other current assets	(80)	170	184	159
Accounts payable and accrued liabilities	(6,414)	(5,967)	307	(6,687)
Customer and other deposits	(101)	249	(196)	497

	(11,722)	(7,236)	(18,189)	(20,860)
Cash paid for:
Interest	1,767	1,186	4,905	1,611
Income taxes	1,166	714	1,992	963

8.       Long-term debt and banking facilities

	September 30, 2006 $	December 31, 2005 $
Term loan (a)(i)	45,000	45,000
Term loan (a)(ii)	10,000	-
Other long-term debt (c)	20,428	14,056
	75,428	59,056
Less: current portion	(7,835)	(3,518)

	67,593	55,538

On September 20, 2006 the Company amended and restated its credit agreement as follows:

(a)

     i)  Term loan facility:

The term loan facility remained unchanged at $45,000 (2005 - $45,000).  Principal payment as a lump sum is payable on maturity, at the end of five years.  The term loan matures on December 20, 2010 and is renewable at the option of the lender and the Company.

Interest on the term loan is payable at a fixed rate of 6.44% plus a margin of up to 50 basis points based on certain financial ratios of the Company.

ii)  Revolving acquisition facilities:

The Company borrowed $10,000 to assist in the purchase of Purity Life Health Products (note 3).  Principal payments on this facility are payable quarterly equal to the greater of (a) 1/20 of the initial drawdown amount

SUNOPTA INC.	14	September 30, 2006 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

8.        Long-term debt and banking facilities continued

of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw.  Any remaining outstanding principal under this facility is due on October 31, 2009.  This facility was not utilized as of December 31, 2005.

One of the Company's subsidiaries retains a $4,473 (Cdn $5,000) facility to finance future acquisitions and capital expenditures.  As of September 30, 2006 no amounts have been drawn on this facility.

The Company has various lines of credit facilities as described below.  Balances owing on these facilities, certain overdraft balances and cash with the same lending institution are included in bank indebtedness.

(b)

 i)  Canadian line of credit facility:

The Canadian line of credit was increased from Cdn $15,000 to Cdn $ 25,000 as part of the amendment.  As at September 30, 2006 $4,040 (2005 - $472) of this facility was utilized. Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers' acceptances, plus a margin based on certain financial ratios.  The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories as defined in the credit agreement.  At September 30, 2006 the borrowing base supported a maximum line of credit of $19,784.

One of the Company's subsidiaries increased its line of credit facility from $6,019 (Cdn $7,500) to $11,184 (Cdn $12,500).  As at September 30, 2006 $7,479 of this facility has been utilized including an amount of $942 (2005 - $957) committed through letters of credit.

ii)  US line of credit facility:

The US line of credit was increased from $25,000 to $30,000 as of September 20, 2006. As at September 30, 2006 $12,574 (2005 - $15,195) of this facility was utilized.  Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios.  The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories as defined in the credit agreement.  At September 30, 2006 the borrowing base supported the maximum line of credit of $30,000.

The Canadian and U.S. line of credit facilities are subject to annual extensions.

Interest on borrowings under this line of credit facilities is consistent with the term loan described in i) above.

iii)  Asset based line of credit facility

One of the Company's subsidiaries utilizes an asset based line of credit facility. The maximum loan value is determined based on specific accounts receivable and inventory balances.  The facility has a $20,000 upper limit.  As at September 30, 2006 $19,800 (2005 - $10,837) of this facility has been utilized.  Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios.  As at September 30, 2006, the Company could borrow the full line of credit based on the borrowing base calculations as noted above.  This facility expires in May 2008.

All of the above credit facilities are collateralized by a first priority security against substantially all of the Company's assets in both Canada and the United States with the exception of the assets of Opta Minerals.

SUNOPTA INC.	15	September 30, 2006 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

8.       Long-term debt and banking facilities continued

(c)

Other long-term debt consists of the following:

	September 30, 2006 $	December 31, 2005 $
On September 30, 2005, Opta Minerals, Inc. amended and restated its credit agreement and banking facilities to establish a term loan facility of $6,879 (Cdn $8,000) which was fully drawn upon at September 30, 2005. The loan has a term of ten years with quarterly payments of Cdn $200. The principal is payable quarterly based on a ten-year amortization. The facility matures October 31, 2010 and is renewable at the option of the lender and Opta Minerals.	6,598	6,879

Promissory notes issued to shareholders of acquired companies bearing a weight average interest rate of 4.3%, unsecured, due in varying instalments through 2009.	8,698	4,163

Term loan payables bearing a weighted average interest rate of 8.8% due in varying instalments through July 2009.	3,992	1,915

Capital lease obligations due in monthly payments, with a weighted average interest rate of 8.0% (December 31, 2005 – 8%)	1,140	1,099

	20,428	14,056

9.

Commitments and contingencies

(a)   One of the Company's subsidiaries, SunRich LLC (formerly SunRich Inc.) has filed a claim against a supplier for failure to adhere to the terms of a contract. On July 29, 2004 a judgement was awarded in favour of SunRich by a federal court jury in the United States District Court for the District of Oregon. The supplier countersued the Company for breach of contract however, as part of this judgement these counter-claims were dismissed. Included within other assets at September 30, 2006 is a receivable of $2,405 (December 31, 2005 - $2,405) representing the initial judgement, and interest and the recovery of legal fees awarded with respect to this suit. The supplier had filed an appeal against this judgement, however, on October 12, 2006, the United States Court of Appeals for the Ninth Circuit rendered a favourable decision to the Company and substantially reaffirmed the original verdict.

(b)   In December 2005, the Company was notified of service of a lawsuit, by an individual farmer in the State of New York, for breach of contract, and other grounds, for an amount of approximately $830. Management believes that the claim is grossly overstated, has retained counsel and the parties have exchanged pleadings. The Company believes that the outcome of this lawsuit will not have a material effect on the financial position or the results of the Company.

        In 2005, the Company was sued by a landlord of one of its leased facilities for non-payment of rent and early lease cancellation. The Company has countersued for damages resulting from the non-performance by the landlord and damages and believes the ultimate resolution of this matter will not have a material effect on the financial statements.

SUNOPTA INC.	16	September 30, 2006 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

9.

Commitments and contingencies continued

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

10.

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

iv)

SunOpta Canadian Food Distribution Group represents the final layer of the Company's vertically integrated natural and organic foods business model.  This group is a national natural, organic, specialty foods, health and beauty aids, vitamins, supplements and neutraceutical distribution network.

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

				Three months ended
				September 30, 2006
			SunOpta
	SunOpta	Opta Minerals	BioProcess and
	Food Group	Inc.	Corporate	Consolidated
	$	$	$	$
External revenues by market
U.S.	85,935	11,644	340	97,919
Canada	33,065	4,798	-	37,863
Other	8,003	445	1,233	9,681

Total revenues to external customers	127,003	16,887	1,573	145,463

Operating Income[1]	2,625	2,020	(1,098)	3,547

Other income (expense)				(15)

Interest expense, net				1,746

Recovery for income taxes				66

Minority interest				328

Net earnings				1,524

SUNOPTA INC.	17	September 30, 2006 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

10.

Segmented information continued

The SunOpta Food Group has the following segmented reporting:

Three months ended
September 30, 2006
				SunOpta
	SunOpta			Canadian
	Grains &	SunOpta	SunOpta	Food	SunOpta
	Foods	Ingredients	Fruit	Distribution	Food Group
	$	$	$	$	$
External revenues by market
U.S.	39,929	12,435	33,523	48	85,935
Canada	91	1,786	1,974	29,214	33,065
Other	5,720	1,047	1,236	-	8,003

Total revenues from external customers	45,740	15,268	36,733	29,262	127,003

Operating Income[1]	(616)	382	2,392	467	2,625

 1 (Operating Income is defined as earnings (loss) before other income (expense), interest expense (net), income taxes and minority interest)

Three months ended
September 30, 2005
				SunOpta
		SunOpta	Opta Minerals	BioProcess and
		Food Group	Inc.	Corporate	Consolidated
		$	$	$	$
External revenues by market
U.S.		70,765	3,804	1,946	76,515
Canada		27,604	4,658	-	32,262
Other		6,115	58	-	6,173

Total revenues to external customers		104,484	8,520	1,946	114,950

Operating Income[1]		3,180	948	(266)	3,862

Other income (expense)					146

Interest expense, net					1,186

Provision for income taxes					601

Minority interest					133

Net earnings					2,088

The SunOpta Food Group has the following segmented reporting:

Three months ended
September 30, 2005
				SunOpta
	SunOpta			Canadian
	Grains &	SunOpta	SunOpta	Food	SunOpta
	Foods	Ingredients	Fruit	Distribution	Food Group
	$	$	$	$	$
External revenues by market
U.S.	31,427	12,808	26,490	40	70,765
Canada	2,508	1,450	1,365	22,281	27,604
Other	4,170	1,583	362	-	6,115

Total revenues from external customers	38,105	15,841	28,217	22,321	104,484

Operating Income[1]	1,399	929	1,068	(216)	3,180

SUNOPTA INC.	18	September 30, 2006 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

10.   Segmented information continued

				Nine months ended
				September 30, 2006
			SunOpta
	SunOpta	Opta Minerals	BioProcess and
	Food Group	Inc.	Corporate	Consolidated
	$	$	$	$
External revenues by market
U.S.	252,761	32,191	340	285,292
Canada	102,582	15,242	15	117,839
Other	28,218	759	2,412	31,389

Total revenues to external customers	383,561	48,192	2,767	434,520

Operating Income[1]	17,622	5,414	(4,686)	18,350

Other income (expense)				(294)

Interest expense, net				4,893

Provision for income taxes				3,424

Minority interest				860

Net earnings				8,879

The SunOpta Food Group has the following segmented reporting:

Nine months ended
September 30, 2006
				SunOpta
	SunOpta			Canadian
	Grains &	SunOpta	SunOpta	Food	SunOpta
	Foods	Ingredients	Fruit	Distribution	Food Group
	$	$	$	$	$
External revenues by market
U.S.	113,201	38,835	100,575	150	252,761
Canada	2,262	4,668	4,836	90,816	102,582
Other	19,293	7,016	1,909	-	28,218

Total revenues from external customers	134,756	50,519	107,320	90,966	383,561

Operating Income[1]	3,450	3,862	6,762	3,548	17,622

SUNOPTA INC.	19	September 30, 2006 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

10.   Segmented information continued

Nine months ended
September 30, 2005
			SunOpta
	SunOpta	Opta Minerals	BioProcess and
	Food Group	Inc.	Corporate	Consolidated
	$	$	$	$
External revenues by market
U.S.	173,738	11,607	2,689	188,034
Canada	82,811	14,379	-	97,190
Other	18,696	111	-	18,807

Total revenues to external customers	275,245	26,097	2,689	304,031

Operating Income[1]	11,577	3,406	(2,148)	12,835

Other income				3,978

Interest expense, net				2,082

Provision for income taxes				2,190

Minority interest				541

Net earnings				12,000

The SunOpta Food Group has the following segmented reporting:

		Nine months ended
		September 30, 2005
				SunOpta
	SunOpta			Canadian
	Grains &	SunOpta	SunOpta	Food	SunOpta
	Foods	Ingredients	Fruit	Distribution	Food Group
	$	$	$	$	$
External revenues by market
U.S.	90,888	40,526	42,079	245	173,738
Canada	3,445	2,692	2,395	74,279	82,811
Other	13,910	4,423	363	-	18,696

Total revenues from external customers	108,243	47,641	44,837	74,524	275,245

Operating Income[1]	5,905	2,653	1,933	1,086	11,577

11.

Proforma data (unaudited)

A condensed proforma income statement, as if the acquisitions of Purity Life Health Products, Magnesium Technologies Corporation, Les Importations Cacheres Hahamovitch Inc., Pacific Fruit Processors, Inc., Earthwise Processors LLC and Cleughs Frozen Foods, Inc., had occurred at January 1, 2005, is as follows:

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	$	$	$	$

Proforma revenue	156,821	135,920	475,144	406,005
Proforma net earnings	1,675	2,469	9,527	14,029
Proforma earnings per share
- Basic	0.03	0.04	0.17	0.24
- Diluted	0.03	0.04	0.17	0.24

SUNOPTA INC.	20	September 30, 2006 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

12. Comparative Amounts

Certain comparative amounts have been reclassified to conform to presentation in the current year.

13. Subsequent Event

On October 4, 2006, Opta Minerals Inc., a 70.6% owned subsidiary of SunOpta acquired 100% of the outstanding common shares of Bimac Corporation (“Bimac”) of Milan, Michigan.  For fiscal 2005 Bimac recorded revenues of approximately $7,500 selling its proprietary Tundish and ladle insulators, fluxes and conditioners.  These products are used to prevent heat loss, reduct oxidization, and remove impurities in hot metal prior to casting.  Each product is produced to the specific requirements of customers that Bimac services within both the Canadian and United States steel industries.

14. Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109'' (‘‘FIN 48''). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes'' (‘‘SFAS 109''). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. SunOpta will adopt the provisions of FIN 48 on January 1, 2007. The company is currently in the process of assessing the impact of FIN 48 on its results of operations and financial position.

SUNOPTA INC.	21	September 30, 2006 10-Q

PART I - FINANCIAL INFORMATION

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Bimac Corporation

On October 4, 2006, Opta Minerals Inc., a 70.6% owned subsidiary of SunOpta acquired 100% of the outstanding common shares of Bimac Corporation (“Bimac”) of Milan, Michigan.  For fiscal 2005 Bimac recorded revenues of approximately US $7,500,000 selling its proprietary Tundish and ladle insulators, fluxes and conditioners.  These products are used to prevent heat loss, reduct oxidization, and remove impurities in hot metal prior to casting.  Each product is produced to the specific requirements of customers that Bimac services within both the Canadian and United States steel industries.

Shelf Prospectus

On September 29, 2006, SunOpta filed a shelf prospectus with the Securities Exchange Commission (SEC) covering the possible issue of senior debt securities, subordinated debt securities, special shares, and warrants to purchase common shares of SunOpta Inc., as may from time to time be issued at indeterminate prices. Any securities registered shall not have an aggregate price which exceeds $100,000,000 in U.S. dollars or the equivalent in any other currency. This shelf prospectus reinstates a similar prospectus filed in 2003, which had expired.

Purity Life Health Products

On September 20th, 2006 the company acquired 100% of the business and net assets of Purity Life Health Products ("Purity") and related companies for total consideration of $10,202,000 including cash consideration of $7,906,000 issuance of 120,000 shares of the company with a fair value of $1,139,000 at the date of acquisition and accrued contingent consideration of $1,113,000.  Additional consideration of $4,000,000 may be payable based on Purity achieving predetermined earnings targets calculated annually commencing January 1, 2007 and ending December 31, 2011.  Any amount paid up to $1,113,000 will be recorded against the accrued contingent consideration and any additional amounts will be recorded as goodwill when the outcome of the contingency becomes determinable. Included in the assets acquired are intangibles consisting of customer relationships and trademarks which have estimated useful lives of between 5 and 15 years.  The intangibles acquired with this acquisition are deductible for tax purposes.  The results of Purity have been included in the Canadian Distribution Food Group segment from the date of acquisition.

Purity, located in Acton, Ontario, Canada, distributes a wide range of health and beauty aids, vitamins, supplements and nutraceuticals. Purity operates warehousing and distribution operations to service customers across Canada and also operates a packaging facility where a number of supplement and nutraceutical products are produced under the brand names Nature's Harmony, Vivitas and RxBalance. The company employs 155 people, including a national sales force, and is Canada's largest independent supplier of natural health care products to all channels of distribution, including health professionals.

Amendment to Credit Facilities

On September 20, 2006 and in connection with the acquisition of Purity, the company increased its Canadian line of credit facility from CDN $15,000,000 to CDN $25,000,000 and its U.S. line of credit facility from $25,000,000 to $30,000,000.  The Company also drew $10,000,000 on a previously unused acquisition facility to finance the acquisition of Purity described above.

Magnesium Technologies Corporation

On February 15, 2006, Opta Minerals, a subsidiary of the Company, acquired 100% of the outstanding common shares of Magnesium Technologies Corporation ("MagTech") of Richfield, Ohio for $18,197,000.  Included in the assets acquired are intangibles consisting of customer relationships and profit sharing agreements which have estimated useful lives of between 7 and 25 years.  The goodwill and intangibles acquired with this acquisition are not deductible for tax purposes. The results of MagTech have been included in the Opta Minerals segment from the date of acquisition.

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

SUNOPTA INC.	22	September 30, 2006 10-Q

Operations for the Three Months ended September 30, 2006 Compared With the Three Months Ended Sept. 30, 2005

Consolidated

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue
SunOpta Food Group	127,003,000	104,484,000	22,519,000	21.6%
Opta Minerals	16,887,000	8,520,000	8,367,000	98.2%
SunOpta BioProcess	1,573,000	1,946,000	(373,000)	-19.2%

Total Revenue	145,463,000	114,950,000	30,513,000	26.5%

Operating Income[1]
SunOpta Food Group	2,625,000	3,180,000	(555,000)	-17.5%
Opta Minerals	2,020,000	948,000	1,072,000	113.1%
SunOpta BioProcess & Corporate	(1,098,000)	(266,000)	(832,000)	-312.8%
Total Operating Income	3,547,000	3,862,000	(315,000)	-8.2%

Other Income (Expense), net	(15,000)	146,000	(161,000)	-110.3%
Interest Expense	1,746,000	1,186,000	560,000	47.2%
Income Tax Provision (Recovery)	(66,000)	601,000	(667,000)	-111.0%
Minority Interest	328,000	133,000	195,000	146.6%

Net earnings	1,524,000	2,088,000	(564,000)	-27.0%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues in the three months ended September 30, 2006 increased by 26.5% to $145,463,000 based on internal growth of 15.8% and base acquisition revenues of $10,399,000 or 10.7%.  Internal growth includes growth on the base business plus growth on acquisitions from the date of acquisition over their prior year.

Operating income decreased to $3,547,000 from $3,862,000 in the prior period. The decline in operating income was primarily attributed to net declines realized within the Food Group, as a result of lower operating earnings year over year of $2,425,000 in our sunflower business and incremental corporate costs of $1,263,000 due to foreign exchange and IT infrastructure costs.  These declines were partially offset by acquisitions, primarily Magtech within Opta Minerals, internal growth and higher margins within a majority of our other business lines.  Further details on revenue and operating income are provided below by operating group.

Interest expense increased by 47.2% to $1,746,000 for the three months ended September 30, 2006 due to increased long-term debt and higher average interest rates. The increase in debt is primarily related to the acquisitions completed over the past year.  The increase in interest rates is due to increases in base rates such as LIBOR.

The recovery of taxes in the third quarter of 2006 reflects a revision of the year-to-date effective income tax rate from 31% in the first six months to 26% year-to-date in the third quarter.  The Company expects that the full year income tax rate for 2006 will remain between 25% and 27%.

SUNOPTA INC.	23	September 30, 2006 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:

For the three month period ending

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue
SunOpta Grains & Foods	45,740,000	38,105,000	7,635,000	20.0%
SunOpta Ingredients	15,268,000	15,841,000	(573,000)	-3.6%
SunOpta Fruit	36,733,000	28,217,000	8,516,000	30.2%
SunOpta Cdn Food Distribution	29,262,000	22,321,000	6,941,000	31.1%

Food Group Revenue	127,003,000	104,484,000	22,519,000	21.6%

Operating Income[1]
SunOpta Grains & Foods	(616,000)	1,399,000	(2,015,000)	-144.0%
SunOpta Ingredients	382,000	929,000	(547,000)	-58.9%
SunOpta Fruit	2,392,000	1,068,000	1,324,000	124.0%
SunOpta Cdn Food Distribution	467,000	(216,000)	683,000	316.2%

Food Group Operating Income	2,625,000	3,180,000	(555,000)	-17.5%
Operating Margin	2.1%	3.0%		-0.9%

1  (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Food Group (Food Group) contributed $127,003,000 or 87.3% of total Company consolidated revenues in the three months ended September 30, 2006 versus 90.9% in the same period in 2005.  The 21.6% increase in Food Group revenues reflects exceptional sales growth within the SunOpta Fruit and Canadian Food Distribution Groups, driven by an internal growth rate of 26.6% and 18.8% respectively, and higher grains and aseptic volumes in the SunOpta Grains & Foods Group.  These increases were offset by lower volumes within the SunOpta Ingredients Group as increased soy and oat fiber volumes were offset by the lost revenues in soluble fiber produced under contract for a food ingredients supplier and other declines in contract manufacturing.

Operating income in the SunOpta Food Group decreased 17.5% to $2,625,000 in the three months ended September 30, 2006 as compared to $3,180,000 the prior year.  The decline in operating income reflects an operating loss of $2,425,0000 within our sunflower business, which is included in the Grains and Foods Group, the lost soluble fiber revenues and the impact of a number of non-recurring costs associated with incremental oat and soy fiber production and inventory balancing by a key fiber customer within the Ingredients Group offset by internal growth from acquisitions and cost synergies as further detailed below.   Readers should be advised that internal product transfers between the groups are accounted for at cost.

SUNOPTA INC.	24	September 30, 2006 10-Q

Grains & Foods Group

For the three month period ending

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue	45,740,000	38,105,000	7,635,000	20.0%
Gross Margin	2,209,000	3,849,000	(1,640,000)	-42.6%
Gross Margin %	4.8%	10.1%		-5.3%
Operating Income[1]	(616,000)	1,399,000	(2,015,000)	-144.0%
Operating Margin %[2]	-1.3%	3.7%		-5.0%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Operating Margin is operating income1 as a percentage of revenue)

The Grains and Foods Group contributed $45,740,000 in revenues during the third quarter, a $7,635,000 increase over the same quarter in the previous year.  This increase was attributed to internal growth of 19.8% during the quarter.  Revenues were favourably impacted by a $5,078,000 increase in aseptic and refrigerated packaged product sales based on new business.  The Group realized revenue increases from grains sales of $1,603,000, primarily due to higher than expected demand for organic food ingredients and organic soybeans, offset by delayed shipments of corn and IP soy grains.  The group also realized an increase of $1,160,000 in sunflower product sales offset by a decline of $206,000 in revenues for roasted products due to large shipments for hurricane relief in 2005.

Gross margin in the Grains and Foods Group decreased by $1,640,000 in the three months ended September 30, 2006 to $2,209,000 or 4.8% of revenues, as compared to 10.1% of revenues in 2005.  The Sunflower business had a gross margin loss of $2,100,000 in the quarter including inventory write-downs, higher processing costs and increased sales into lower priced markets.  This issue arose as a result of a poor selection of relatively untested sunflower seed genetics combined with very dry weather conditions in our growing area in 2005.  Excluding the negative gross margin on sunflower, gross margins for the Grains and Foods Group would have been 9.4%.  Margin rates were also lower in grains and food ingredients primarily due to lower commodity based margins and increased maintenance and utility costs.  Lower overall margins were offset by efficiencies realized in our aseptic packaging facility due to increased volumes and cost reduction.

The operating loss of $616,000 compared to income of $1,399,000 in 2005 reflects the declines in gross margins noted above, an increase in SG&A of $334,000 and foreign exchange losses versus foreign exchange gains in the comparable prior year quarter for a difference of $41,000.  SG&A as a percentage of sales was reduced to 6.1% from 6.4% in the same quarter of the previous year.  The monetary increase was primarily due to higher compensation costs and an increase in corporate management fees.

Looking to the fourth quarter, we expect to see significant improvements in revenues and operating margins due to higher expected shipments of organic soybeans, the recently announced new refrigerated soy contract, and an expected return to profitability within our sunflower business due to new crop.  Aseptic packaging and other grain sales are expected to remain strong in the fourth quarter.

SunOpta Ingredients

For the three month period ending

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue	15,268,000	15,841,000	(573,000)	-3.6%
Gross Margin	1,730,000	2,860,000	(1,130,000)	-39.5%
Gross Margin %	11.3%	18.1%		-6.8%
Operating Income[1]	382,000	929,000	(547,000)	-58.9%
Operating Margin %[2]	2.5%	5.9%		-3.4%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Operating Margin is operating income1 as a percentage of revenue)

SUNOPTA INC.	25	September 30, 2006 10-Q

The Ingredients Group contributed revenues of $15,268,000 in the third quarter of 2006 as compared to $15,841,000 in 2005, a 3.6% decrease.  The decrease is attributable to lower revenues of $1,689,000 due to the lost volumes of a specialty soluble fiber produced for a food ingredients supplier, due to reformulation by one of their customers, discussed in previous quarter's filing.  The group also realized a $707,000 decline in revenue due to lower volumes from our dairy and other blending operations.  The declines noted were offset by increases of $1,782,000 in fiber revenues due to a number of new customers and applications for both soy and oat fiber.  In addition, there was a net increase of $41,000 in other ingredient products.

In the quarter, gross margin in the Ingredients Group decreased by $1,130,000 and the margin rate decreased by 6.8% to 11.3%. This decrease is primarily attributed to a decline in margin related to the production of oat and soy fiber totalling approximately $700,000. This decline was related to process inefficiencies, down time due to plant expansions and utility interruptions plus low margins realized as soy fiber production ramps to commercial scale. We sold significantly more soy fiber than was expected in the quarter. In addition, there was a decline in volumes realized in soluble fiber operations effecting contribution and fixed cost absorption totalling $350,000 in the quarter.  There were other net decreases totalling $80,000 in the quarter versus the prior year on all other product categories.

Operating income decreased by $547,000 or 58.9% during the quarter due primarily to the factors noted above offset by cost savings of $583,000 in SG&A.  The reduction in SG&A was primarily due to reduced compensation costs related to staff reduction and a reduction in bonus accrual.

The Ingredients Group continues to focus on domestic and international markets for both oat fiber and soy fiber.  The domestic market is expected to continue to be strong throughout the remainder of the year.  The production issues related to soy and oat fiber are not expected to continue through the fourth quarter.  The Company continues to assess options to replace the significant volumes lost in the second quarter when we received notification from a significant customer that one of its customers had reformulated their specialty soluble fiber product.  The Company has taken steps, including staff reductions, to mitigate plant inefficiencies due to the unfilled capacity and is aggressively pursuing new volume opportunities.

SunOpta Fruit

For the three month period ending

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue	36,733,000	28,217,000	8,516,000	30.2%
Gross Margin	5,928,000	3,652,000	2,276,000	62.3%
Gross Margin %	16.1%	12.9%		3.2%
Operating Income[1]	2,392,000	1,068,000	1,324,000	124.0%
Operating Margin %[2]	6.5%	3.8%		2.7%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Operating Margin is operating income1as a percentage of revenue)

Revenue increased by 30.2% to $36,733,000 and included an internal growth rate of 26.6%. Revenue contributed by acquisitions was $788,000 as Pacific Fruit was acquired July 15, 2005.  Internal growth of $7,728,000 is attributable to increased volume sales in all businesses within the Fruit Group including increased IQF fruit sales of $3,538,000, increased sales of organic fruit juices and industrial products of $2,906,000 and increased sales of natural and organic fruit bars of $1,284,000.

Gross margin rates increased from 12.9% in the second quarter of 2005 to 16.1% in the current quarter.  Significant internal revenue growth, improved mix, a number of plant efficiency initiatives and selective price increases have led to improved margins during the quarter.  In addition, we are beginning to see the impact of management's cost reduction and profit improvement plan offsetting the impact of higher freight and logistics costs.

Operating income increased to $2,392,000 or 6.5% during the quarter from $1,068,000 in 2005, due primarily to the increases noted in revenue and gross margin.  SG&A as a percentage of sales is higher at 9.6% this quarter vs. 9.0% in the same quarter of the previous year reflecting increased infrastructure costs as the Fruit Group is developed plus certain expenditures such as brokerage and marketing costs which are tied to sales.

SUNOPTA INC.	26	September 30, 2006 10-Q

Management's cost reduction / profit improvement plan is expected to continue to result in improved gross margins.  Management continues to review opportunities for consolidated purchasing, lower freight costs and a number of operating efficiency improvements.  Further margin increases are dependant on management's ability to realize new private label contracts and new product offerings as the group expands its world wide supply capabilities. Management will continue to look for acquisition opportunities in companies that help secure organic supply around the world, reduce the Group's dependence on third party co-packers for certain products and add product depth or key customer relationships to the Group.

SunOpta Canadian Food Distribution

For the three month period ending

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue	29,262,000	22,321,000	6,941,000	31.1%
Gross Margin	7,384,000	5,474,000	1,910,000	34.9%
Gross Margin %	25.2%	24.5%		0.7%
Operating Income (loss)[1]	467,000	(216,000)	683,000	316.2%
Operating Margin %[2]	1.6%	(1.0%)		2.6%

1 (Operating Income (loss) is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Operating Margin is operating income1 as a percentage of revenue)

The Canadian Food Distribution Group contributed $29,262,000 of revenue in the third quarter of 2006, an increase of $6,941,000 or 31.1%.  Internal growth was 18.8% including growth on acquired businesses.  An increase of $2,315,000 was due to the acquisition of Purity Life Health Products (Purity) late in the third quarter and the acquisition of Les Importations Cacheres Hahamovitch Inc. (Hahamovitch) at the end of 2005.  Revenue growth was favourably impacted by continued strength in grocery products and resulted in an increase of $3,327,000, primarily due to strong sales in western Canada, and an increase in natural, organic and kosher product lines from central Canada.  A net increase of $1,423,000 in produce sales were due to strong sales in western Canada, offset by declining produce sales in central and eastern Canada of $124,000, where competitive forces have reduced market share.

Gross margin in the Canadian Food Distribution Group increased by 0.7% in the three months ended September 30, 2006 to 25.2%. The increase in gross margin percentage was attributable to higher rates in the grocery segment due to selective pricing and the higher margin revenue within the Purity and Hahamovitch acquisitions offset by lower margins in produce sales as a result of increased competition and higher than expected spoilage rates in central and eastern Canada.

Warehousing and distribution costs increased to $3,853,000 or 13.2% of sales in the three months ended September 30, 2006 versus $3,309,000 or 14.8% in the previous year. The percentage decrease noted is due to costs savings associated with the consolidation of grocery warehousing within the central Ontario market and the consolidation of produce operations in Vancouver, offset by higher freight and logistics costs.

Selling, general and administrative expenses increased to $3,057,000 or 10.4% of sales in the three months ended September 30, 2006 from $2,457,000 or 11.0% in the three months ended September 30, 2005.  The increase is primarily due to the acquisition of Purity and Hahamovitch, offset by a reduction in overhead including headcount.

Operating income increased to $467,000 or 1.6% of sales compared to a loss of $216,000 during the comparable quarter. The third quarter of the year is historically the weakest quarter for the distribution group due to increased competition from locally grown produce. The turnaround in earnings is a result of focused pricing and volume growth within the grocery segment coupled with ongoing cost reduction initiatives throughout the Group.

During the quarter the Group closed a produce terminal in central Canada, reduced headcount and adjusted buying and pricing strategies within the central and eastern Canadian produce businesses in an effort to improve profitability from these segments of the produce business.  The Group continues to focus on synergies leading to improved SG&A as well as freight, logistics and purchasing costs and are especially focused on freight, logistics and sales/marketing synergies between the base businesses and the newly acquired Purity business.  The Group has just begun the implementation of a standardized enterprise software solution tailored to distribution based businesses.  Implementation is expected to be completed in late 2007. The Group continues to look and assess potential acquisitions which will increase market share in key markets and expand the product breadth of the Group.

SUNOPTA INC.	27	September 30, 2006 10-Q

Opta Minerals Inc.

For the three month period ending

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue	16,887,000	8,520,000	8,367,000	98.2%
Gross Margin	4,555,000	1,856,000	2,699,000	145.4%
Gross Margin %	27.0%	21.8%		5.2%
Operating Income[1]	2,020,000	948,000	1,072,000	113.1%
Operating Margin %[2]	12.0%	11.1%		0.9%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Operating Margin is operating income1 as a percentage of revenue)

Opta Minerals contributed $16,887,000 or 11.6% of the Company's consolidated revenues in the third quarter of 2006, versus $8,520,000 or 7.4% in 2005. Opta Minerals revenues increased by $7,334,000 due to the acquisition of Magnesium Technologies Corporation (MagTech), full production from US facilities that were acquired or under development in the previous year generated $725,000 plus additional revenue and increases of $287,000 in the US Abrasives market. Revenues within Canadian Foundry & Abrasives and the other markets remained relatively flat with a net increase of $21,000.

Gross margins were $4,555,000 in the three months ended September 30, 2006, as compared to $1,856,000 in the prior year. As a percentage of revenues, gross margin increased to 27.0% versus 21.8% during the same period in the prior year. The increase in the gross margins as a percentage of sales was due to higher margins realized from revenues related to the acquisition of MagTech and higher margins in the Canadian and US abrasives market due to price increases and cost efficiencies.

Selling, general and administrative expenses increased to $2,526,000 or 15.0% of revenues during the quarter versus $904,000 or 9.0% of revenues in the three months ended September 30, 2005.  The increase in SG&A as a percentage of revenues resulted from the acquisition of MagTech, which has a higher percentage of SG&A at 14.9% or $1,055,000 and includes approximately $230,000 of non-cash amortization of intangibles.  The remaining increase of $567,000 is related to the expansion of the Canadian sales force and appreciation of the Canadian dollar versus the U.S. dollar as the majority of SG&A costs for Opta Minerals are denominated in Canadian dollars.

Operating income increased by $1,072,000 or 113.1% during the quarter due primarily to the factors noted above.  A foreign exchange loss of $9,000 was recognized in the quarter compared to a loss of $3,000 in the same period of the prior year.

Opta Minerals Inc. expects its mill and foundry operations to perform consistent with prior quarters.  Quarry operations will continue to be been challenged by the availability of economical freight to major customers in the south and increased competition from U.S. companies taking advantage of the strong Canadian dollar.   The Company's abrasive operations in the southern U.S. continue to benefit from significant shipyard activity, while its roofing granule operations in the US are expected to soften over the next quarter due to customers adjusting their inventory levels.

SunOpta BioProcess and Corporate

For the three month period ending

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue	1,573,000	1,946,000	(373,000)	-19.2%
Gross Margin	886,000	606,000	280,000	46.2%
Gross Margin %	56.3%	31.2%		25.2%
Operating Loss[1]	(1,098,000)	(266,000)	(832,000)	312.8%

 1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

SUNOPTA INC.	28	September 30, 2006 10-Q

Revenues were $1,573,000 for the three months ended September 30, 2006 versus $1,946,000 in same period in 2005.  Revenues in the quarter were derived from the sale of pre-treatment equipment to China Resources Alcohol Corp. (CRAC) and the revenue accrued relating to the equipment supply contract with Celunol (formerly BC International).   Revenues in the third quarter of 2005 were derived from the sale of equipment to Abengoa Bio Energy.

Gross margin in SunOpta BioProcess were $886,000 in the three months ended September 30, 2006 versus $606,000 in the prior year.  The margin realized in the quarter reflects the mix attributable to the contracts realized.

Selling, general and administrative expenses were $1,882,000 for the third quarter of 2006 compared to $1,274,000 for the same period in 2005.  The increase was as a result of an increase in information technology costs of $563,000 including amortization, hosting and consulting costs as several divisions began to use the Oracle enterprise software and higher compensation costs of $663,000 due to the addition of personnel to support the increased marketing and development activities within the BioProcess Group, information technology personnel to support Oracle, supply chain personnel to support our company wide cost cutting initiatives and increased public company costs.  The noted increases were offset by an expense reduction of $618,000 due to increased management fees charged to the operating groups and other cost savings initiatives.  The previously noted variances include the impact of foreign exchange on the Canadian corporate and SunOpta BioProcess operations due to the conversion of expenses at a higher Canadian dollar.

Operating losses of $1,098,000 increased by $832,000 from the same quarter in the previous year.  The increase was due primarily to the factors noted above plus the impact of a foreign exchange loss in the quarter of $102,000 compared to a gain of $402,000 in the same period of the previous year.

The BioProcess Group continues to work on contracts related to the development and commercialization of processes to be utilized in the production of cellulosic ethanol.  Interest in cellulosic ethanol continues to strengthen as many countries attempt to reduce their dependence on crude oil.

Operations for the Nine Months ended September 30, 2006 Compared With the Nine Months Ended June 30, 2005

Consolidated

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue
SunOpta Food Group	383,561,000	275,245,000	108,316,000	39.4%
Opta Minerals	48,192,000	26,097,000	22,095,000	84.7%
SunOpta BioProcess	2,767,000	2,689,000	78,000	2.9%

Total Revenue	434,520,000	304,031,000	130,489,000	42.9%

Operating Income[1]
SunOpta Food Group	17,622,000	11,577,000	6,045,000	52.2%
Opta Minerals	5,414,000	3,406,000	2,008,000	59.0%
SunOpta BioProcess & Corporate	(4,686,000)	(2,148,000)	(2,538,000)	-118.2%
Total Operating Income	18,350,000	12,835,000	5,515,000	43.0%

Other Expense (Income), net	294,000	(3,978,000)	4,272,000	-107.4%
Interest Expense	4,893,000	2,082,000	2,811,000	135.0%
Income Tax Provision	3,424,000	2,190,000	1,234,000	56.3%
Minority Interest	860,000	541,000	319,000	59.0%

Net earnings	8,879,000	12,000,000	(3,121,000)	-26.0%

 1 (Operating Income is defined as earnings before other expense (income), interest expense, (net), income taxes and minority interest)

SUNOPTA INC.	29	September 30, 2006 10-Q

Revenues in the nine months ended September 30, 2006 increased by 42.9% to $434,520,000 based on internal growth of 17.7% and acquisition revenues of $64,794,000 or 25.2%.  Operating income increased to $18,350,000, representing an increase of 43.0% versus 2005.  Growth in operating income was due to internal growth, acquisitions and cost cutting initiatives.  Offsetting these gains was a decline in our sunflower businesses operating earnings of $5,133,000 including inventory provisions in the third quarter.  Further details on revenue and operating income are provided below by operating group.

Other expense for the nine months ending September 30, 2006 of $294,000 includes certain acquisition related costs on an acquisition which will not be completed. Other income in 2005 of $3,978,000 included a dilution gain related to the initial public offering of Opta Minerals Inc.

Interest expense increased by 135% to $4,893,000 for the nine months ended September 30, 2006 due to increased long-term debt, operating lines and higher average interest rates.  The increase in debt is primarily related to acquisitions completed over the past twelve months and an increase in working capital to fund internal growth.  The increase in the average interest rate is due to increases in base rates such as LIBOR.

The income tax rate on a year-to-date basis is 26%.  The provision for income taxes in 2005 was approximately 15% due to the non-taxable dilution gain realized in the first quarter of the prior year.

Operating earnings as a percent of sales remained consistent with the prior year at 4.2%, however net earnings declined due to the dilution gain recorded in 2005 and higher interest expense related to increased debt to acquire businesses.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue
SunOpta Grains & Foods	134,756,000	108,243,000	26,513,000	24.5%
SunOpta Ingredients	50,519,000	47,641,000	2,878,000	6.0%
SunOpta Fruit	107,320,000	44,837,000	62,483,000	139.4%
SunOpta Cdn Food Distribution	90,966,000	74,524,000	16,442,000	22.1%

Food Group Revenue	383,561,000	275,245,000	108,316,000	39.4%

Operating Income[1]
SunOpta Grains & Foods	3,450,000	5,905,000	(2,455,000)	-41.6%
SunOpta Ingredients	3,862,000	2,653,000	1,209,000	45.6%
SunOpta Fruit	6,762,000	1,933,000	4,829,000	249.9%
SunOpta Cdn Food Distribution	3,548,000	1,086,000	2,462,000	226.7%

Food Group Operating Income	17,622,000	11,577,000	6,045,000	52.2%
Operating Margin	4.6%	4.2%		0.4%

 1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Food Group contributed $383,561,000 or 88.3% of total consolidated revenues versus 90.5% in the comparative period in 2005.  The Food Group realized a 39.4% increase in revenues reflecting internal growth of 19.2% plus acquisitions completed in the SunOpta Fruit Group, SunOpta Grains & Food Group and SunOpta Canadian Food Distribution Group.  The increase realized in SunOpta Ingredients Group is due exclusively to internal growth.

SUNOPTA INC.	30	September 30, 2006 10-Q

Operating income in the SunOpta Food Group increased 52.2% to $17,622,000 during the nine months as compared to $11,577,000 in the prior year. The Food Group operating margin increased by 0.4% to 4.6% of sales.  Gross margins declined by 0.7% due to the impact of the sunflower business issues, previously discussed, the loss of the soluble fiber business and the growth of the Fruit Group as a percentage of overall Food sales, which has lower inherent margins.  The gross margin reductions noted were offset by strong margins from oat fiber, aseptic products and the Canadian Distribution Group.  The overall decline in gross margin was more than offset by improved warehousing, selling, general and administrative expenses as a percentage of sales.  The operating margin increase was also partially offset by foreign exchange losses incurred in the year.  See below for specific commentary related to operating segments within the SunOpta Food Group.

Grains & Foods Group

For the nine month period ending

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue	134,756,000	108,243,000	26,513,000	24.5%
Gross Margin	11,998,000	12,144,000	(146,000)	-1.2%
Gross Margin	8.9%	11.2%		-2.3%
Operating Income[1]	3,450,000	5,905,000	(2,455,000)	-41.6%
Operating Margin %[2]	2.6%	5.5%		-2.9%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Operating Margin is operating income1 as a percentage of revenue)

The Grains and Foods Group contributed $134,756,000 in revenues during the first nine months, an increase of $26,513,000 or 24.5%.  This increase was primarily attributed to internal growth of 21.2% plus the acquisition of Earthwise Processors Inc. (Earthwise) in June 2005.  Revenues were favourably impacted by a $13,634,000 increase in aseptic and refrigerated packaged product sales, due primarily to new aseptic soy milk contracts and increases from existing aseptic customers.  The Group also realized revenue increases from grains and food ingredient sales of $6,649,000 primarily due to internal growth in organic soybeans and higher than expected demand for waxy corn, organic corn and soybean meal, offset by a decline in IP soybeans.  Acquisition growth year of year was $6,192,000.  The Group also had increased revenues in its roasted products business of $846,000. The increases noted were offset by revenue decreases of $808,000 in sunflower product sales due primarily to pricing pressures from increased competition in foreign markets and lower prices combined with increased production of sunflower bi-products such as bird seed.

Gross profit in the Grains and Foods Group was relatively flat in dollar terms for the nine months ended September 30, 2006 compared to the prior year's period.  In percentage terms, gross margin was 8.9% of revenues, as compared to 11.2% in 2005.  The decline in margin is primarily attributed to the gross margin losses including inventory provisions taken within the sunflower operations resulting in overall margins declining by $4,458,000 versus the prior year.  Gross margins, prior to the decline in sunflower products, would have been 12.2%. The increase in the remaining businesses is attributable to higher aseptic margins due to a combination of increased volumes and efficiencies.  In addition, higher margin rates realized on organic corn, organic soybeans and IP soybeans were offset by lower margins in waxy and commodity corn and food ingredients.

Operating Income decreased by $2,455,000 to $3,450,000 reflecting the decline in the sunflower business and additional SG&A costs and foreign exchange losses.  SG&A as a percentage of sales was slightly higher year-over-year at 6.2% compared to 6.0% during the same period in the prior year.  The increase was primarily due to increased selling efforts and an increase in corporate management fees.  Foreign exchange accounted for $473,000 of the decline as a $235,000 loss was realized on our hedge of Euro denominated sales, compared to a gain of $238,000 in the prior year.

SUNOPTA INC.	31	September 30, 2006 10-Q

SunOpta Ingredients

For the nine month period ending

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue	50,519,000	47,641,000	2,878,000	6.0%
Gross Margin	8,524,000	8,260,000	264,000	3.2%
Gross Margin	16.9%	17.3%		-0.4%
Operating Income[1]	3,862,000	2,653,000	1,209,000	45.6%
Operating Margin %[2]	7.6%	5.6%		2.0%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Operating Margin is operating income1 as a percentage of revenue)

The Ingredients Group contributed revenues of $50,519,000 in the first nine months of 2006 as compared to $47,641,000 in 2005, a 6.0% increase.  The growth is attributable to an increase in fiber revenues of $5,778,000 due to a number of new customers and applications for oat fiber and launch of the soy fiber product line.  Technical processing has also performed well with increases of $1,194,000 due primarily to increases in drying volumes.  The increases noted above were offset by a decrease of $1,694,000 in soluble fiber and $2,400,000 due to lower volumes from Ingredient Systems and the other packaged and contract manufacturing products.

In the first nine months of 2006, gross margin in the Ingredients Group increased by $264,000 and the margin rate decreased by 0.4% to 16.9%. This decrease in margin rate can be attributed to significant process inefficiencies experienced in the third quarter associated with the recent launch of soy fiber. The company quickly ramped up volume capabilities to grab market share but as a result had to deal with a number of production issues and incremental costs as processes were refined to produce at higher production levels. The remainder of the decrease in margin rates is attributed to the loss of the soluble fiber volume which has inherently higher margins.

Operating income increased by $1,209,000 or 45.6% to $3,862,000 for the nine months due to factors noted above plus decreases in SG&A of $945,000.  SG&A as a percentage of sales was 9.2% versus 11.8% in 2005, partially due to the leverage created by higher sales and overall cost reductions.

SunOpta Fruit

For the nine month period ending

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue	107,320,000	44,837,000	62,483,000	139.4%
Gross Margin	16,787,000	6,386,000	10,401,000	162.9%
Gross Margin	15.6%	14.2%		1.4%
Operating Income[1]	6,762,000	1,933,000	4,829,000	249.8%
Operating Margin %[2]	6.3%	4.3%		2.0%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Operating Margin is operating income1 as a percentage of revenue)

Revenue increased by 139.4% to $107,320,000 and included internal growth of $23,943,000 or 28.7% of revenues including growth on acquired businesses from the date of acquisition. This increase was due primarily to new private label offerings including organic juices, tomato based products and private label fruit bar shipments plus increased sales of organic industrial products and IQF fruit.

The increase in gross margin rate is due to increases in the third quarter as the first six months of the year were impacted by lower margins in acquired business that were not part of the Fruit Group in the first six months of 2005. Margins have also increased due to higher fruit bar shipments which have higher inherent margins, cost reductions due to automation, plant utilization and other initiatives, improved product and customer mix  and selective pricing.

SUNOPTA INC.	32	September 30, 2006 10-Q

Operating income in the SunOpta Fruit Group increased by 249.8% to $6,762,000 in the nine months ending September 30, 2006 with an increase of 2.0% in operating margin from the prior year.  The increase is primarily due to the revenue and margin factors noted above plus a reduction of SG&A as a percentage of sales from 9.9% to 9.3%.  This rate decline is due to lower SG&A rates in the companies acquired and includes the impact of our profit improvement plan in all Fruit Group businesses.

SunOpta Canadian Food Distribution

For the nine month period ending

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue	90,966,000	74,524,000	16,442,000	22.1%
Gross Margin	23,739,000	18,813,000	4,926,000	26.2%
Gross Margin	26.1%	25.2%		0.9%
Operating Income[1]	3,548,000	1,086,000	2,462,000	226.7%
Operating Margin %[2]	3.9%	1.5%		2.4%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Operating Margin is operating income1 as a percentage of revenue)

The Canadian Food Distribution Group contributed $90,966,000 of revenue in the nine months ending September 30 2006, an increase of $16,442,000 or 22.1%.  Internal growth within the Group including growth within the acquired companies was 14.2%.  Acquired revenues from the previous year were $5,111,000. Internal revenue increases of $11,331,000 were favourably impacted by an increase in grocery product sales of $7,600,000 primarily due to strong sales in western Canada including both volume and pricing, and an increase in product lines at the Keele Street grocery warehouse.   The produce sales segment saw increases of $3,731,000 in total which reflects growth in Western Canada with declines in Eastern Canada due increased competitive forces.

Gross margin in the Canadian Food Distribution Group increased by $4,926,000 in the nine months ended September 30, 2006 to $23,739,000 or 26.1% of revenues.  The increase was attributable to better pricing within the grocery segment and includes the higher margin Purity and Hahamovitch businesses for the periods owned.  Gross margin as a percentage of sales within the produce segment declined by 0.1% versus the same period in the prior year due to lower margins in Central and Eastern Canada offsetting margin gains realized in Western Canada.

Warehousing and distribution costs decreased to 12.5% of sales in the nine months ended September 30, 2006 versus 13.3% in the previous year.  The percentage decrease noted is due primarily to costs savings associated with the consolidation of warehouses.

Selling, general and administrative expenses increased to $8,914,000 in the nine months ended September 30, 2006 from $7,852,000 in the prior year, however the rate as a percentage of revenues declined from 10.5% to 9.8%.  The rate decrease is primarily due to reductions of overhead including headcount and leverage of existing businesses on increased sales.

Operating income increased by $2,462,000 to $3,548,000 or approximately 226.7% during the first nine months of the year primarily due to the factors noted above.

SUNOPTA INC.	33	September 30, 2006 10-Q

Opta Minerals Inc.

For the nine month period ending

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue	48,192,000	26,097,000	22,095,000	84.7%
Gross Margin	11,850,000	6,008,000	5,842,000	97.2%
Gross Margin	24.6%	23.0%		1.6%
Operating Income[1]	5,414,000	3,406,000	2,008,000	59.0%
Operating Margin %[2]	11.2%	13.1%		-1.9%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Operating Margin is operating income1 as a percentage of revenue)

Opta Minerals has contributed $48,192,000 or 11.1% of the Company's consolidated revenues for the nine months ending September 30, 2006, versus $26,097,000 or 8.6% in 2005.  Opta Minerals revenues increased by $18,420,000 due to the acquisition of MagTech, full production at certain US facilities that resulted in additional revenue of $2,045,000 and increases at Canadian based facilities of $1,334,000 due to price increases. Further increases of $296,000, due to increased production volumes in the remaining US abrasive facilities offset by lower sales at Louisiana due to the effect of hurricane Katrina.

As a percentage of revenues, gross margin increased 1.6% to 24.6%. The increase in the gross margins is due to higher margins related to the MagTech acquisition and higher margin in the US abrasives markets due to pricing and efficiencies partially offset by higher freight and logistic costs.

Selling, general and administrative expenses increased to $6,627,000 or 13.8% of revenues during the quarter versus $2,789,000 or 10.7% of revenues in the prior year.  The increase in SG&A as a percentage of revenues was a result of the acquisition of MagTech and increased sales and public company costs.  SG&A was also impacted by the appreciation of the Canadian dollar as the majority of SG&A costs are denominated in Canadian dollars.

A foreign exchange gain of $191,000 was recognized in the nine months ended September 30, 2006 compared to $186,000 in the same period of the prior year. The foreign exchange gain in 2006 was realized on conversion of external debt from U.S. funds to Canadian funds.

Operating income increased by $2,008,000 or 59.0% during the year due to the factors noted above.

SunOpta BioProcess and Corporate

For the nine month period ending

	September 30, 2006 $	September 30, 2005 $	Change $	Change %
Revenue	2,767,000	2,689,000	78,000	2.9%
Gross Margin	768,000	829,000	(61,000)	-7.4%
Gross Margin	27.8%	30.8%		-3.0%
Operating Loss[1]	(4,686,000)	(2,148,000)	(2,538,000)	118.2%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues were $2,767,000 for the nine months ended September 30, 2006 versus $2,689,000 in same period in 2005.  Revenues during the period were derived from equipment supply contracts for the production of cellulosic ethanol.   Revenues in the comparative period were derived from pre-engineering, research and development work and equipment supply contracts focusing on the production of cellulosic ethanol.

Gross margin in SunOpta BioProcess was $768,000 in the nine months ended September 30, 2006 versus $829,000 in the comparative period.  The decrease in the margin rate is due to the nature of the equipment supply contract which has inherently lower margins than research and development work preformed in the prior year.

SUNOPTA INC.	34	September 30, 2006 10-Q

Selling, general and administrative expenses were $5,716,000 compared to $3,048,000 for the same period in 2005, an increase of $2,668,000.  The increase was as a result of an higher compensation costs of $2,009,000 due to the addition of personnel to support the increased marketing and development activities within the BioProcess Group and supply chain personnel to support our company wide cost cutting initiatives; increase in information technology costs of $1,829,000 including non-cash amortization of $587,000 and operating costs related to our Oracle enterprise software; and increased public company and other costs of $216,000.  The increases noted include the impact of the strengthening Canadian Dollar.  Offsetting the above noted factors is a recovery of $1,386,000 due to increased management fees charged to the operating groups.

Operating losses of $4,686,000 increased by $2,538,000 from the same quarter in the previous year.  The increase was due primarily to the factors noted above and included a foreign exchange gain of $262,000 compared to a gain of $72,000 in the same period of the previous year.

Liquidity and Capital Resources at September 30, 2006

Sources of Liquidity

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit.  At September 30, 2006, the Company had availability under certain lines of credit of approximately $38,000,000. One revolving acquisition line is available for Opta Minerals Inc. with a maximum draw up to Cdn. $5,000,000.  On October 3, 2006 Opta Minerals Inc. utilized US $1,000,000 of this revolving acquisition line to acquire Bimac.

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

The Company has the following sources from which it can fund its 2006 and 2007 cash operating requirements:

o

Cash and cash equivalents.

o

Available operating lines of credit.

o

Cash flows generated from operating activities.

o

Cash flows generated from receipts of options currently in-the-money.

o

Additional long term financing

In order to finance significant acquisitions, the Company may need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture.  The Company intends to maintain a maximum term debt to equity ratio of 0.60 to 1.00 versus the current position of approximately 0.43 to 1.00.

Cash Flows from Operating Activities

Net cash and cash equivalents decreased $1,398,000 during first nine months of 2006 (2005 – ($2,027,000)) to $4,057,000 as at September 30, 2006 (2005 - $6,054,000).

Cash flows provided by operations for the first nine months of 2006 before working capital changes was $19,436,000 (2005 – $11,895,000), an increase of $7,541,000 or 63.4%.  The increase was due primarily to stronger operating results. The 2005 results also included charges of $976,000 incurred during the Initial Public Offering of Opta Minerals Inc.

Cash provided (used) by operations after working capital changes was $1,247,000 for the nine months ended September 30, 2006 (2005 – ($8,965,000)), reflecting the use of funds for non-cash working capital of ($18,189,000) (2005 – ($20,860,000)).  This utilization consists principally of an increase in accounts receivable ($9,133,000), an increase in inventories ($11,198,000) and a decrease in customer deposits of ($196,000) and is partially offset by an increase in accounts payables and accrued liabilities of $307,000, a decrease in recoveries of income taxes of $1,847,000 and a decrease in prepaid expenses and other current assets of $184,000.   The usage of cash flows to fund working capital in 2006 is consistent with 2005 and reflects the increase in working capital requirements to fund seasonal usage of cash for the purchase of inventories for both the SunOpta Grains and Foods Group and the SunOpta Fruit Group as well as general increases to fund internal growth.

SUNOPTA INC.	35	September 30, 2006 10-Q

Cash Flows from Investing Activities

Cash provided (used) by investment activities of ($27,308,000) in the first nine months of 2006 (2005 – ($27,590,000)), reflects cash used to acquire companies of ($20,147,000) (2005 – ($17,597,000)), the purchase of property, plant and equipment of ($7,160,000) (2005 – ($10,574,000)), and by other investing activities of ($1,000)  (2005 - $581,000).

Cash Flows from Financing Activities

Cash provided (used) by financing activities was $24,788,000 in the first nine months of 2006 (2005 – $35,071,000), consisting primarily of a net increase in bank indebtedness of $12,233,000 (2005 - $8,767,000), a net increase in borrowings under term debt facilities of $9,624,000 (2005 - $12,740,000), proceeds from the issuance of common shares related to stock options of $3,694,000 (2005 - $719,000),  offset by a repayment of deferred purchase consideration of ($260,000) (2005 – ($1,287,000)) and by other financing activities of ($503,000) (2005 – ($162,000))  In 2005 the financing activities also included net proceeds from the Opta Minerals Inc. share issuance of $14,294,000.

Item 3 -Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk.  To achieve this objective, the Company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds.  These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss.  As at September 30, 2006 all of SunOpta's excess funds were held in cash and cash equivalents with an original maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk.  Fixed rate debt may have their fair market value adversely affected by a decline in interest rates.  In general, longer term debts are subject to greater interest rate risk than shorter term securities.  Floating rate term debt gives less predictability to cash flows as interest rates change.  As at September 30, 2006, the weighted average interest rate of the fixed rate term debt was 6.1% (2005 – 6.4%) and $56,332,000 (2005 - $50,039,000) of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $19,096,000 (2005 - $19,451,000) at an interest rate of 8.2% (2005 – 6.1%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company's ability to manage interest rate volatility and uncertainty.  For every 1% increase (decrease) in interest rates the Company's after tax earnings for the year would (decrease) increase by approximately ($131,000) (2005 – ($136,000)).

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the U.S. dollar is also the Company's reporting currency.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of the Company's Canadian subsidiaries are translated into U.S. dollars on consolidation.  Since 2003, the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from Cdn $1.5776 at January 1, 2003 to Cdn $1.163 at December 31, 2005 and Cdn 1.1177 at September 30, 2006.  The net effect of the nine month currency fluctuation in 2006 and changes between the euro and the U.S. dollar has resulted in a net exchange gain of $232,000, (2005 - $518,000) and a $1,917,000 (2005 – ($3,642,000) increase (decrease) in net assets.  A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company's net assets by $5,568,000 (2005 - $5,932,000).

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

SUNOPTA INC.	36	September 30, 2006 10-Q

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations.  Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges.  Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers.  The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled.  Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated.  All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold.  At September 30, 2006 the Company owned 373,511 (2005 – 57,935) bushels of corn with a weighted average price of $2.11 (2005 - $1.52) and 497,348 (2005 – 15,548) bushels of soy beans with a weighted average price of $7.23 (2005 - $11.09).  The Company has at September 30, 2006 net long (short) positions on corn and soy beans of 107,184 (2005 – 10,027) and (75,992) (2005 – (43,041)) bushels respectively.  An increase/decrease in commodity prices of 10%

would not be material.  There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, SunOpta BioProcess or related to Corporate office activities.

Item 4.     Controls and Procedures

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the Company's quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.

 Legal proceedings

One of the Company's subsidiaries, SunRich LLC (formerly SunRich Inc.) has filed a claim against a supplier for failure to adhere to the terms of a contract.  On July 29, 2004 a judgement was awarded in favour of SunRich by a federal court jury in the United States District Court for the District of Oregon.  The supplier countersued the Company for breach of contract however, as part of this judgement these counter-claims were dismissed.  Included within other assets at September 30, 2006 is a receivable of $2,405 (December 31, 2005 - $2,405) representing the initial judgement, and interest and the recovery of legal fees awarded with respect to this suit.  The supplier had filed an appeal against this judgement, however, on October 12, 2006, the United States Court of Appeals for the Ninth Circuit rendered a favourable decision to the Company and substantially reaffirmed the original verdict.

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

SUNOPTA INC.	37	September 30, 2006 10-Q

Item 1A.  Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, under the heading “Risk Factors” in Item 1A of that report.  There were no material changes in these risks during the quarter ended September 30, 2006.

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

31.1

Certification by Jeremy N. Kendall, Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act.  **

31.2

Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act.  **

32

Certifications by Jeremy N. Kendall, Chairman and Chief Executive Officer and John Dietrich, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350. **
____________

**

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

 /s/ John Dietrich

Date   November 3, 2006

by John Dietrich

Vice President and Chief Financial Officer

SunOpta Inc.

SUNOPTA INC.	38	September 30, 2006 10-Q