Form 10-K
period 2006-12-31
SunOpta Inc.
filed 2007-02-26
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

Yes   x          No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes __        No   x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   x          No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer") in Rule 12b-2 of the Act). Check one:

Large accelerated filer ___         Accelerated filer   x          Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __        No   x

At February 16, 2007 the registrant had outstanding 62,879,353 common shares, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was US $569,651,238. The Company's common shares trade on the Nasdaq Global Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

Portions of the registrant's definitive proxy statement for the registrant's Annual Meeting of Shareholders, scheduled to be held May 14, 2007, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

There are 65 pages in the December 31, 2006 10-K including this page and the index after the cover page.

SunOpta Inc.	December 31, 2006 – 10-K

SunOpta Inc.	ii	December 31, 2006 – 10-K

Currency Presentation

All dollar amounts herein are expressed in United States dollars. Amounts expressed in Canadian dollars are preceded by the symbol "Cdn$". On February 16, 2007, the noon buying rate, in New York City for cable transfers in Canadian dollars for customs purposes by the Federal Reserve Bank of New York was US $0.8593 for $1.00 Canadian.

The following table sets forth information with respect to the exchange rate of the Canadian dollar into United States currency during 2006. (1) The rate of exchange for the Canadian dollar, expressed in US dollars, in effect at the end of the year (2) the average of exchange rates in effect on the last day of each month during the year and (3) the high and low exchange rates during the year.

RATES	2006

Last Day (1)	$0.8581

Average (2)	$0.8818

High (3)	$0.9134

Low (3)	$0.8479

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

SunOpta Inc.	3	December 31, 2006 – 10-K

PART I

Item 1. Business

Overview

SunOpta operates high-growth ethical businesses, focused on a healthy products portfolio that promotes the health and well-being of its communities and environmental responsibility. The Company has three operating groups, the largest being the SunOpta Food Group, accounting for approximately 89% of 2006 revenues. This group is well positioned in the rapidly growing natural, organic, kosher and specialty foods sectors via its operations throughout North America which utilize a number of vertically integrated business models to bring cost effective and quality products to market. In addition to the SunOpta Food Group, SunOpta owns 70.4% of Opta Minerals Inc. ("Opta Minerals"), formerly the Opta Minerals Group of the Company. Opta Minerals produces, imports, distributes, and recycles industrial abrasives, specialty minerals and related products. The SunOpta BioProcess Group provides process solutions for the biomass conversion industry from process development and design through the sale of proprietary biomass processing technology with a current focus on applications in the production of cellulosic ethanol.

The SunOpta Food Group operates in the natural, organic, kosher and specialty sectors of the food industry, sectors which management believes offer above average growth opportunities compared to other segments of the food industry. The SunOpta Food Group is comprised of four operating groups, the SunOpta Grains and Foods Group, the SunOpta Ingredients Group, the SunOpta Fruit Group and the SunOpta Canadian Food Distribution Group. These groups utilize a combination of specific and vertically integrated seed to table capabilities to serve the fast growing markets of natural, organic and specialty foods. Seed to table refers to the SunOpta Food Group's ability to control the entire supply chain from farm gate to finished product, thus maintaining control of certification, quality and margins. The SunOpta Grains and Foods Group is headquartered at 3824 93rd Street SW Hope, Minnesota 56048-0128, telephone: (507) 451-3316, fax: (507) 451-2910. The SunOpta Ingredients Group is headquartered at 25 Wiggins Avenue, Bedford, Massachusetts, 01730, telephone: (781) 276-5100, fax: (781) 276-5101. The SunOpta Fruit Group is headquartered at 6571 Altura Blvd., Suite 200, Buena Park, California, 90620, telephone: (714) 521-1002, fax: (741) 522-3694. The SunOpta Canadian Food Distribution Group is headquartered at 2120 Van Dyke Place, Richmond, British Columbia, V6V 1X9, telephone: (604) 276-2441, fax: (604) 214-2942.

Opta Minerals, representing approximately 11% of consolidated 2006 revenues, processes, sells and distributes silica free abrasives and other specialty industrial minerals to the foundry, steel, roofing shingle and marine/bridge cleaning industries; sources specialty sands and garnets for the water filtration industry; and recycles inorganic materials under special permits from government authorities at both its Waterdown, Ontario and Norfolk, Virginia sites. In February 2005, approximately 29% of Opta Minerals was sold as part of an initial public offering on the Toronto Stock Exchange (TSX), trading under the symbol "OPM". SunOpta currently owns approximately 70.4% of the outstanding shares of Opta Minerals. Opta Minerals can be contacted at 407 Parkside Drive, Waterdown, Ontario, L0R 2H0, telephone: (905) 689-6661, fax: (905) 689-0485, e-mail: info@optaminerals.com.

The SunOpta BioProcess Group, representing less than 1% of consolidated revenues operates from facilities located on the corporate property of the Company in Brampton, Ontario. The SunOpta BioProcess Group provides equipment and process solutions for the biomass conversion industry, from process development and design through the sale of proprietary biomass processing technology and the planned investment in cellulosic ethanol production. The SunOpta BioProcess Group offers extensive scientific and engineering expertise in the design and development of biomass conversion solutions, and holds a number of patents on its proprietary steam explosion technology. This technology has wide solutions potential in pulp, biofuel and food ingredients processing and offers significant licensing and applications potential. The proprietary steam explosion technology uses high temperature and pressure rather than chemicals to process biomass which can then be used to produce various products for further processing. The SunOpta BioProcess Group can be contacted at 2838 Bovaird Drive West, Brampton, Ontario, L7A 0H2, telephone: (905) 455-1990, fax: (905) 455-2529.

SunOpta Inc.	4	December 31, 2006 – 10-K

Segmented Information

The Company operates in three industries:

(1)     The SunOpta Food Group ("Food Group") produces, packages, markets and distributes a wide range of natural, organic, kosher and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food products. There are four segments in the SunOpta Food Group comprising:

a)     SunOpta Grains and Foods Group ("Grains and Foods Group")

b)     SunOpta Ingredients Group ("Ingredients Group")

c)     SunOpta Fruit Group ("Fruit Group")

d)     SunOpta Canadian Food Distribution Group ("Distribution Group")

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

MAJOR DEVELOPMENTS DURING THE YEAR

Set out below are certain material events that have taken place within SunOpta's business during 2006 and to February 16, 2007.

On February 15 2006, SunOpta's 70.4% owned subsidiary, Opta Minerals, acquired 100% of the outstanding common shares of Magnesium Technologies Corporation ("MagTech") of Richfield, Ohio for consideration of $18,197,000 including acquisition costs and a note payable of $6,000,000. MagTech operates its main production facility in Walkerton, Indiana and maintains a sales and head office in Richfield, Ohio. This profitable company employs approximately 70 people and is a leader in new product development within its industry. MagTech maintains a very high level of customer specific technical service with its primary customers, through the use of onsite technicians who monitor and manage the use of its products in the desulphurization process. The addition of MagTech substantially increases Opta Minerals' position in the industrial minerals business and further expands its current position as a key service provider to the steel industry.

On September 21, 2006, the Company acquired 100% of the business and assets of Purity Life Health Products Limited ("Purity Life") and related companies for cash, acquisition costs and share consideration of $9,089,000 plus contingent consideration. Purity Life, located in Acton, Ontario distributes a wide range of natural and organic health and beauty aids, vitamins, supplements and natural health products. Purity Life operates warehousing and distribution operations to service customers across Canada and also operates a packaging facility where a number of supplements and natural health products are produced under the brand names Nature's Harmony, Vivitas and RxBalance. Purity Life employs approximately 155 people, including a national sales force, and is Canada's largest independent supplier of natural health care products to all channels of distribution, including health professionals.

On October 4, 2006, Opta Minerals acquired 100% of the outstanding common shares of Bimac Corporation ("Bimac") of Milan, Michigan for cash consideration and acquisition costs of $4,057,000. Additional consideration may also be payable based on pre-determined earnings targets. Bimac, with annual revenues of approximately $7,500,000 markets tundish and ladle insulators, fluxes and conditioners to the Canadian and United States steel industries. These products are used to prevent heat loss, reduce oxidization, and remove impurities in hot metal prior to casting.

SunOpta Inc.	5	December 31, 2006 – 10-K

On November 7, 2006, the Company acquired 100% of the outstanding shares of Hess Food Group LLC ("Hess"), located in Chicago, Illinois, for cash consideration of $2,510,000 plus contingent consideration. Hess is a supplier of frozen fruits and vegetables to the quick service and casual restaurant industry. Hess' business model focuses on providing its customers with supply chain expertise, from initial product development, to sourcing and inventory management. Hess manages over 50 million pounds of raw and processed fruits and vegetables for its customers, sourced from qualified processors, including the Company's processing facilities.

On November 9, 2006, the Company acquired the Quest Vitamins ("Quest") brand and certain assets for cash consideration of $3,916,000. Quest is a premium quality line of natural vitamins and supplements sold throughout Canada in both food, drug and mass and health food retailers.

On November 28, 2006, the Company engaged two investment banks, as agents, with the intention of raising approximately $30,000,000 in equity capital on a private placement basis, for a minority position in the SunOpta BioProcess Group. If completed, the proceeds of the private placement would be used to invest in cellulosic ethanol production and to continue the development of expanded process applications utilizing the SunOpta BioProcess Group's technology and expertise in providing integrated bioprocess solutions.

On December 4, 2006, Cleugh's Frozen Foods Inc., a wholly-owned subsidiary of SunOpta, initiated a voluntary recall of frozen strawberries sold exclusively to one customer because of a concern that the product may have been contaminated with listeria monocytogenes. No suspected illnesses have been reported, and the product that initially tested positive subsequently tested negative. Subsequent to this recall and after extensive additional testing, the facility resumed normal production the week of December 18, 2006. The company accrued $1,601,000 in the fourth quarter of 2006 in relation to costs incurred relating to the recall and an inventory provision relating to product that will be reworked and sold.

On December 18, 2006, the Company acquired 100% of the outstanding shares of Aux Mille et une Saisons Inc. ("Aux Mille") for cash and deferred consideration of $4,421,000. Additional consideration may be payable based on Aux Mille achieving predetermined earnings targets calculated annually. Aux Mille has been in business for over 20 years and is a leading Quebec based distributor of certified organic and natural grocery products supported by a long-term track record of profitable performance. The company operates from a recently expanded 32,000 square foot distribution centre located in Scotstown in the Eastern Townships of Quebec. The acquisition of Aux Mille provides significant presence for the SunOpta Canadian Food Distribution Group within Quebec.

On January 5, 2007 the Company announced the appointment of Steve Bromley as President and Chief Executive Officer of SunOpta Inc. effective February 1, 2007. Steve Bromley succeeded Jeremy Kendall who has been the Company's Chief Executive Officer for 23 years. Mr. Kendall will remain as Chairman of the Board at SunOpta, Opta Minerals and SunOpta BioProcess Inc, as well as be active in strategic planning and business development matters. SunOpta also appointed Joseph Riz as Executive Vice President of SunOpta Inc. Mr Riz has been a member of the Board of Directors of SunOpta for the past 20 years.

On February 13, 2007 the Company closed an underwritten public offering and raised gross proceeds of approximately $53,820,000 including an overallotment option and before deducting underwriters' commissions and other expenses. The offering, including the overallotment, was for 5,175,000 common shares at a price of $10.40 per share before expenses. The proceeds will be used to reduce bank indebtedness as well as for general corporate purposes including future acquisitions, internal expansion projects and working capital requirements.

SunOpta Inc.	6	December 31, 2006 – 10-K

SUNOPTA FOOD GROUP

The SunOpta Food Group has been built over the past seven years with the acquisition of twenty-six business operations. These acquisitions include Sunrich in August, 1999, Nordic Aseptic in August, 2000, Northern Food & Dairy in September, 2000 and First Light Foods in February, 2001. During 2002 the Group launched a line of organic dairy ingredients and completed the acquisitions of Organic Kitchen, Wild West Organic Harvest, Opta Food Ingredients and Simply Organic. In 2003, SunOpta completed the acquisitions of Sigco Sun Products, Dakota Gourmet, Pro Organics and Kettle Valley. In 2004 SunOpta completed the acquisitions of Kofman-Barenholtz, 50.1% of Organic Ingredients, Snapdragon Natural Foods, Supreme Foods, an oat fiber facility from General Mills and Distribue-Vie. During 2005 the Group completed the acquisition of the remaining 49.9% of Organic Ingredients, and acquired the operations of Earthwise Processors, Cleugh's Frozen Fruit, Pacific Fruit Processors and Hahamovitch Kosher Imports (Les Importations Cacheres Hahamovitch). In 2006 the Company completed the acquisitions of Purity Life Health Products, the Quest Vitamins Brand, Aux Mille et une Saisons Inc. and Hess Food Group LLC. These acquisitions, coupled with significant internal growth, have established a unique, vertically integrated natural, organic, kosher and specialty foods company, with operations in the United States and Canada, serving both domestic and international markets and representing approximately 89% of SunOpta's consolidated revenues. See note 2 of the Consolidated Financial Statements for further details of all acquisitions during 2006 and 2005 or press releases found on our website at www.sunopta.com.

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

The Food Group's strategy is to continue to pursue acquisitions that align with its vertically integrated model in the natural, organic, kosher and specialty foods industry. SunOpta believes that these sectors of the food industry are growing at a rate of 10 to 20% per year and that it is fragmented with numerous players in North America and internationally.

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

  Expand the Canadian natural and organic produce, grocery and natural health products distribution businesses to become the leading coast to coast distributor in Canada.

  Expand the Company's ability to source organic products worldwide.

  Invest in healthy convenience food businesses as the Company believes this will continue to be a strong area of growth for natural and organic food products.

  Expand the number of customer private label programs including the soy and rice beverage categories, fruit and healthy convenience foods.

  Develop the Company's presence in operations outside of North America.

  Expand the Company's presence in the natural and organic fruit business with targeted acquisitions aimed at expanding geographical and product offerings.

MAJOR DEVELOPMENTS DURING 2006 – SUNOPTA FOOD GROUP

The Company has continued to realize on its strategy of becoming a major participant in the natural, organic and specialty sectors of the food industry. This has been accomplished via a combination of continued internal growth and selective acquisitions. The Company intends on furthering this strategy as many of the markets within which it competes continue to grow at above average rates. In support of this strategy the Company achieved the following during the year,

SunOpta Inc.	7	December 31, 2006 – 10-K

a) During the year the Grains and Foods Group expanded its soy based aseptic and extended shelf life offerings primarily in the form of new private label customers. Other areas of significant growth for the Group were organic feed sales and increased soy bean, organic barley and milled and whole corn business. This group is also focused on the development and marketing of dried organic dairy products and the development of an organic vegetable oil business. No acquisitions were completed within this group in 2006.

b) Continued to increase the Company's presence in the worldwide food fiber market via the operations of the SunOpta Ingredients Group. During the year the Group expanded capacity at all three of its fiber processing facilities by approximately 25% in total. The Group launched a proprietary soy fiber during the year and exceeded its initial revenue targets and is currently pursuing further expansion of its facilities to keep pace with market demand. The Company is confident that fiber enriched foods will continue to be a growth area within the healthy foods category as issues with obesity continue to grow around the world.

c) Continued to expand the SunOpta Fruit Group with the acquisition of Hess and significant internal expansion in sourcing of organic fruits and vegetables, processing of individually quick frozen fruits and expansion of our healthy snack fruit business. The Company has invested significant capital into automation and expansion projects in 2006 and will continue to do so in 2007.

d) Expanded the product breadth of the SunOpta Canadian Food Distribution Group with the acquisitions of Purity Life and Quest. These two acquisitions move the Distribution Group into a significant market position within health and beauty aids, vitamins, supplements and natural health products across Canada. The acquisition of Aux Mille further supports a strategy to expand our presence in the natural and organic grocery sector within the province of Quebec. These initiatives have further strengthened the Distribution Group's leading national position in specialty food distribution including natural, organic and kosher food products and health based products such as supplements, beauty aids and natural health products.

SUNOPTA GRAINS AND FOODS GROUP ("Grain and Foods Group")

The Grains and Foods Group forms the foundation of the Company's vertically integrated natural and organic foods business model. This Group specializes in marketing identity preserved, non-genetically modified (non-GMO) and organic crops and related agronomic services with a core focus on soybean, sunflower and corn products. With the acquisition of Earthwise Processors in 2005, this Group has increased its ongoing relationships with Identity Preserved (IP) and organic soy and corn growers to approximately 2,500 throughout Mid North America, whereby seeds and related services are provided and much of the crop is subsequently purchased, genetically tested, processed and sold to domestic and international customers. In addition, specific grains are transferred to the Ingredients Group where they are transformed into value-added specialty food ingredients which are sold by both the Grains and Foods Group and Ingredients Group or transferred back to the Grains and Foods Group for further processing and packaging as consumer packaged products. With the acquisition of Sigco Sun Products in late 2003, the Grains and Foods Group maintains a vertically integrated business model for confection sunflowers similar to the model utilized for soybean products. Sigco maintains relationships with approximately 500 farmers in the Midwest. All product is non-GMO and sold to domestic and international customers or further processed and packaged into dry roasted food ingredients or healthy convenience foods.

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

SunOpta Inc.	8	December 31, 2006 – 10-K

The Grains and Foods Group develops, markets and distributes consumer branded natural and organic food products, utilizing integrated inputs and processing expertise to drive low cost, high quality products. Packaged products processed by this Group include an aseptic packaging operation focusing on the packaging of soy and rice beverages and another facility focused on the roasting and packaging of healthy convenience foods including soybean, corn and sunflower based snacks. The Group also markets a number of organic consumer products under the brand name Sunrich Naturals, including edamame and other frozen soy vegetables, and Dakota Gourmet roasted seeds. Extended shelf life (ESL) refrigerated soymilk marketed under a number of private label and store brands for food retailers are produced utilizing internally sourced ingredients and soy concentrates utilizing packaging facilities of third party co-packers.

The SunOpta Aseptic facility has been significantly upgraded over the past four years as a result of the installation of a new half-gallon filler and the addition of a third one litre filler. Infrastructure improvements include expanded product mix room facilities, upgraded boiler capabilities, a new CIP (clean in place) system, a number of product storage tank additions, enhanced waste treatment processing, addition of robotic palletizing, numerous upgrades and improvements to existing plant support equipment and expansion of the facility's warehousing capabilities. The Group has further expanded the plant with additional equipment and upgrades associated with the conversion of the facility from a five to seven day operation including additional raw bulk liquid storage capacity, additional cooling capacity and other upgrades. The Group has agreements with several major retailers and food companies to provide aseptic finished products.

The Grains and Foods Group headquartered in Hope, Minnesota operates grain processing facilities in Hope, Minnesota; Cresco, Iowa; Breckenridge, Minnesota; Goodland, Kansas; Edson, Kansas; and Moorhead, Minnesota with sales and marketing offices located in Minneapolis, Minnesota and Snover, Michigan. The Group operates an aseptic packaging facility in Alexandria, Minnesota and a healthy convenience roasting and packaging facility in Wahpeton, North Dakota. A number of products marketed by the Grains and Foods Group are manufactured at facilities organized within the SunOpta Ingredients Group via third party co-processing relationships.

The Grains and Foods Group's major products are as follows:

Grains and Inputs: Included in grain and inputs are organic and IP specialty soybeans, specialty corn, confection and oilseed sunflower and various other grains and grain products such as rice, organic feed ingredients, milled corn, soy and oat flours. IP specialty grains and ingredients are sold to domestic and foreign food processors.

The demand for non-GMO soybeans from foreign customers and the increased demand from domestic soy food manufacturers have continued to fuel an increase in business volume. These trends are expected to continue in the future due to the continued growth of the soy, organic and natural foods markets. Demand for sunflowers can be attributed to international demand as well as strong domestic consumption prompted by consumer awareness of the healthy benefits of sunflowers and the consumer's need for alternative foods with the growing incidence of nut allergies.

Soy and Grain Based Organic Ingredients: Soy and grain based ingredients are marketed in Asia, Europe and throughout the United States where the Group has a strong presence. The Grains and Foods Group is continuing to develop new ingredient products and customers as the demand for soy-based and organic products continue to grow in domestic and international markets. The Company manufactures a range of grain sweeteners and maltodextrins under the names Maisweet and Arrosweet with sweeteners possessing a higher dextrose equivalent (DE above 10DE) and the products with lower dextrose equivalent classified as maltodextrins. Organic and natural vegetable oils are sold to customers throughout the United States, Hong Kong and Japan. Organic snack coatings and dairy powders have been introduced in response to heavy customer demand.

Aseptic Packaged Products: The Grains and Foods Group processes and packages shelf stable beverage products at its SunOpta Aseptic facility. The Group packages aseptic products for large retailer store brands and some of the leading consumer branded organic food companies in the United States.

Sunflower, Soybean and Corn Snacks – The Grains and Foods Group dry and/or oil roast a number of grain based ingredients and produces natural and organic packaged ready to eat snack products sold under the Dakota Gourmet brand and a number of private label brands.

SunOpta Inc.	9	December 31, 2006 – 10-K

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

The soy products business is centered in Hope, Minnesota alongside the Union Pacific Railroad. The railroad is used for the grain elevator business and distribution of products nationally. The Hope facility is 70 miles south of Minneapolis/St. Paul, which gives it access to the Mississippi River for grain transporting and "containerized" shipments to the west coast for export. The facility is centrally located within the heart of soy and corn producers. With the acquisition of Earthwise in 2005, the Group has expanded it growing region and added a second facility for processing in Moorhead, Minnesota. The Group has an established IP grain producer network with approximately 2,500 producers, with many relationships existing for over 20 years. The Group has also been an organic certified handler and processor for a number of years and has ample grain processing and storage facilities to meet the needs of its producers and customers. The sunflower business is headquartered in Breckenridge, Minnesota, operates plants within the heart of North American sunflower production and is close to required transportation sources.

The Group's aseptic packaged products facility competes with a number of other regional manufacturers of similar size and similar aseptic packaging capabilities

Distribution, Marketing and Sales

The Grains and Foods Group ensures that it provides its customers with the highest quality organic, non-GMO and IP specialty grains and seeds, by serving as a grower's supplier of seed, purchaser of the grower's specialty crops and distributor of IP specialty products. The Group's "full circle" approach allows it to satisfy the specific needs of foreign and domestic food manufacturers and processors by providing products in the varieties and quantities needed in a timely fashion; transporting products to meet customers' needs by being able to package in containers, truck, rail or barge; providing product information and technical support during the growing, processing, and marketing phases, and offering complete product service including grading, formulation, processing, quality control and packaging.

Bulk commodity product revenues are sensitive to distribution costs which can limit their competitiveness in particular markets. Competitive bulk and container freight costs give the Grains and Foods Group access to Japanese and Mexican import markets. Uncompetitive freight costs compared to South American and Eastern Canada limit soybean opportunities in European markets, however Europe is a major market for the Group's container shipments of inshell and kernel sunflowers.

In 2004, SunOpta entered into an agreement with the former owner of Sigco, whereby both parties agreed to jointly operate a Hungary-based confection sunflower business. The Company declined its option to acquire the Hungary based operation in the current year and operations have been terminated. SunOpta will explore other global strategic relationships to improve its competitiveness in the European market and to further its relationships and understanding of the European sunflower market. The Company will continue in pursuing operations outside of North America.

Dakota Gourmet, the Group's roasting and packaging arm markets its products through natural and mass market grocery retailers, mass merchandising, U.S. school meal programs and other distribution channels. The Group also markets dried fruit snacks to the US school meal program for the SunOpta Fruit Group. The products are sold under the Kettle Valley Real Fruit Snacks, Frunola and Dakota Gourmet Labels as well as by contract under various private label brands.

The Group's other packaged products are marketed to other food manufacturers under private label brands and direct to grocery, and food specialty stores under the Company's own brands.

SunOpta Inc.	10	December 31, 2006 – 10-K

Suppliers

Due to weather conditions and other factors certain grains in North America can be limited. An example includes the shortage of sunflowers from the 2005 harvest as a result of weather patterns and resulting quality issues. The Company is focused on expanding production and sourcing capabilities to other parts of the world in order to ensure supply in years when local production may be below normal levels. The Grains and Foods Group also has the ability to divert available product based on market demand and customer requirements in order to maximize return.

There are very few supply constraints for the production of organic and natural products including organic soy concentrate (supplied internally) and packaged products produced from soybeans, corn and sunflowers (supplied internally).

SUNOPTA INGREDIENTS GROUP ("Ingredients Group")

The Ingredients Group focuses on transforming both internally and externally sourced raw materials into value-added food ingredient solutions. The Ingredients Group comprises the prior acquisitions of Northern Food & Dairy, Opta Food Ingredients, Inc., the Cedar Rapids fiber facility from General Mills, and the addition of SunOpta Organics, a Canada-based organic dairy ingredients business in 2006. The Group specializes in the technical processing of specialty food ingredients with a focus on non-GMO, natural, functional and organic offerings. The Group works closely with customers to identify product formulation, cost and productivity issues and develops solutions to these problems based on proprietary, value-added, highly functional food ingredients and ingredient systems utilizing the Group's extensive technical and manufacturing base.

The Ingredients Group is an innovator in the value-added food ingredients market with a technical selling and product applications focus. Based on management's estimates, the Ingredients Group is the world's largest supplier of oat fiber to the food industry and one of the largest producers of whole bean soymilk concentrate and soy fiber in the United States. Through its extensive manufacturing platform, the Group markets the Canadian Harvest® Oat Fiber and SunOpta® Soy and Okara families of insoluble organic and conventional fiber products, a number of value-added starch-based texturizers, resistant starch and proprietary stabilizer blends under the SunOpta Ingredient Systemstm umbrella, and a number of custom processed ingredients including natural preservatives and sweeteners.

The Ingredients Group is headquartered in Bedford, Massachusetts. Processing facilities are located in Alexandria, Bertha, Fosston and Cambridge, Minnesota; Galesburg, Illinois; Afton, Wyoming; Cedar Rapids, Iowa and Louisville, Kentucky.

The Ingredients Group is well positioned to capitalize on the rapid growth of the natural and organic food markets with a clear focus on a wide range of fiber- and soy-based products. In publications from both the American Dietetic Association and a Mayo Clinic Health letter it was noted that fiber consumption is below recommended levels in the U.S. The Ingredients Group's Canadian Harvest line of oat fibers and stabilized brans and SunOpta Soy and Okara fibers are used in numerous products such as fiber-enriched breads and other baked goods, breakfast cereals and snack bars as well as a bran-containing yogurt specifically to boost fiber content. These products can be used to increase total dietary fiber content of foods while minimizing negative effects on taste, texture and appearance. The Ingredients Group oat and soy fibers which are insoluble fibers enhance overall gastrointestinal health. Oat and soy fibers are primary ingredients in breads, pastries, muffins, tacos and tortillas as food companies reformulate their products to meet the growing opportunities for fiber-enriched foods. Stabilized oat brans can be used as a source of soluble fiber (ﾀ-glucan) which is beneficial to cardiovascular health. The company has expanded the application and sales of its fiber products into the pet food market. The Group's products are used in pet foods to increase total dietary fiber, reduce breakage and improve dental hygiene.

The Company produces a broad offering of soy-based food products for the U.S. and international markets. The proliferation of great tasting, healthy soy foods has increased the availability of soy products to consumers. The increase in consumer demand has resulted in soy food products experiencing some of the largest growth rates of any category in the food industry. The U.S. Food and Drug Administration ("FDA") allows soy products containing more than 6.25 grams of soy protein per serving to make the claim of improving the cardiovascular health of consumers. Many of the soy products produced by the Ingredients Group are marketed and sold by the Grains & Foods Group.

SunOpta Inc.	11	December 31, 2006 – 10-K

The Group continues to diversify its unique portfolio of products. Products are organized under five main technology platforms: 1) Fibers and Brans which include Canadian Harvest® Oat Fibers and Stabilized Bran products as well as SunOpta Soy and Okara fibers; 2) SunOptatm Ingredient Systems which include OptaGrade®, OptaMist®, OptaFil®, CrystaLean®, Shimizu Konjac Flour, Blanver's microcrystalline cellulose (MCC) and a growing portfolio of proprietary stabilizer and dairy powder blends; 3) Grade A Acid Whey launched in 2005; 4) Soy concentrates and 5) Contract Manufacturing.

The Ingredients Group food ingredients are used by approximately 300 customers in the U.S., Canada, Latin America, Western Europe, the Middle East, Asia and the Pacific Rim, including some of the largest U.S. consumer packaged food companies and quick service restaurant chains. In 2006, the Group continued to enhance its international sales capabilities by establishing a full-time sales manager in Mexico to manage and grow the company's business in Latin America, revamped its European distributor network and added 23 new distributors around the world.

Many of the Ingredients Group starch-based texturizers and ingredient blends were originally developed for and are used in reduced fat versions of a variety of dairy products such as low fat or fat-free cottage cheese, sour cream, cream cheese, or process cheeses. As discussed in a document entitled "Taking the Fat Out of Food" from the FDA, reducing fat intake by consuming reduced fat versions of these products is an element of a healthier diet. Given the increased demand for soy-containing foods, the Group has developed several ingredient blends for use in organic and conventional soy-based dairy alternatives such as soy yogurt, cream cheese, beverages, and frozen desserts.

In addition to helping food manufacturers improve the healthfulness of their food products, the Ingredients Group family of texturizing ingredients can improve the overall quality of food products, reduce formulation costs, and meet specific processing requirements. The Company believes that all of its products are GRAS (Generally Regarded As Safe, see Regulation section for a further description) under current FDA regulations.

The Ingredients Group's major products are as follows:

Fiber-Based Products

Canadian Harvest and SunOpta Fibers: Canadian Harvest Oat Fibers are a family of insoluble fiber products derived from oat hulls. Oat Fibers are used commercially to increase yield and enhance texture in ground meat products, to add strength and reduce breakage of taco shells and ice cream cones, and to enhance texture and increase the fiber content of cereals, breads, cookies and crackers. The Company also offers Canadian Harvest Stabilized Brans derived from oat, wheat and corn, as well as wheat germ. The Stabilized Brans are heat-treated to extend shelf life and ground to meet customer needs for appropriate particle size. As mentioned previously, the Group has increased its fiber offerings to include organic oat fiber, as well as organic and conventional soy fiber and organic Okara. Okara is a protein and fiber rich by-product of soy concentrate manufacturing. During 2005, the Group added the capability to convert the wet okara from soy concentrate into a dry powder. Previously, the wet okara was disposed of at significant cost to the Company. The Okara is used to enrich protein and fiber content of animal feed, pet foods and foods for human consumption.

SunOpta Ingredient Systems

SunOpta Ingredient Systems are proprietary blends of texturizing agents and other ingredients that are primarily developed and sold for use in dairy, salad dressing and soy-based product categories. Several of the ingredient systems contain one of the Group's unique and proprietary starch-based texturizers which are described below.

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

OptaFil: OptaFil is a starch-based opacifying agent and whitener used in reduced fat or fat free dairy and nondairy creamers, whipped toppings, puddings, beverages, cheeses and salad dressings.

SunOpta Inc.	12	December 31, 2006 – 10-K

Grade A Acid Whey: Grade A Acid Whey is a liquid dairy by-product which is dried into powder at one of the Group's facilities. The dry Grade A Acid Whey is used as a source of protein and other dairy solids as well as a flavoring agent in various applications.

Dried Sweeteners: The Group launched its own internally developed line of dried honeys and molasses in 2006. These products are used primarily in baked goods.

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

Custom Ingredients and Services

The Company produces a number of unique functional food ingredients on a contract basis utilizing customers' proprietary technologies. Products include:

Microgardtm: A family of natural food preservatives.

Dairy Blends: The Ingredients Group produces custom blended, powdered dairy ingredients for several customers in the United States.

Dried Honey and Molasses: The Ingredients Group manufactures dried sweeteners such as powdered honey and molasses for specific customers in addition to its own product line.

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

Distribution, Marketing and Sales

Utilizing a technically oriented customer account team, the Ingredients Group believes that the most effective way to solve each customer's problem is to gain a thorough understanding of the customer at all levels, build solid working relationships throughout the customer's organization, be knowledgeable of the market segment in which the customer competes, and have a detailed technical understanding of the customer's problem as well as its preferred solution. The Company takes a multidisciplinary approach in order to achieve this level of customer understanding and service. Members of the Ingredient Group's direct sales force are teamed up with the appropriate technical personnel to work as "consultants" in defining and developing a range of potential solutions to our customer's formulation and product development problems. In all cases, the Ingredient Group's strategy is to provide outstanding service and responsiveness, which the Company believes, will lead to additional opportunities with existing and prospective customers.

SunOpta Inc.	13	December 31, 2006 – 10-K

Suppliers

The Ingredients Group's raw materials and packaging needs are sourced from various suppliers who provide products that are contractually required to comply with certain specifications. Products are sourced from approximately 1,000 suppliers with availability subject to world market conditions. There are a number of alternative sources of supply for all raw materials with critical customer supply relationships highlighted below.

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

Certain other raw materials are supplied by processing customers and are not sourced directly from Food Group suppliers.

SUNOPTA FRUIT GROUP ("Fruit Group")

The SunOpta Fruit Group focuses on providing natural and organic fruits, vegetables and related products to the private label retail, quick-service restaurant, food service and industrial markets. The Fruit Group consists of the previous acquisitions of Organic Ingredients Inc., Cleugh's Frozen Foods Inc., Pacific Fruit Processors Inc. and Kettle Valley Dried Fruit Inc. and with the 2006 acquisition of Hess Food Group LLC. The Fruit Group is well positioned to capitalize on the rapid growth of the natural and organic food markets. The Group's worldwide sourcing capabilities, extensive product development experience and organic certification expertise provide the Group with a strategic advantage in the organic industry in specific commodities.

Based on management's estimates, the Fruit Group is one of the largest suppliers of organic individually quick frozen fruit and organic citrus juices to the private label retail market in the United States and one of the largest processors of frozen strawberries in the world. Through its extensive production platform, the Fruit Group provides customers with a wide range of vertically-integrated solutions including bulk raw materials, value-added ingredients, quick-service and casual dining restaurant support and turn-key healthy retail solutions.

The Group services over 500 customers, including food manufactures, food service distributors, quick-service and casual dining restaurants and retail companies located principally in North America. The Fruit Group is headquartered in Buena Park, California.

The Group's five divisions operate as follows:

Organic Ingredients Inc.: Organic Ingredients is a broker, trader and leading supplier of over 300 organic commodities that provides organic food solutions to major food manufacturers, distributors and major U.S. supermarket chains with a variety of industrial and private label retail products. The company sources and produces fruit and vegetable based ingredients, sweeteners, vinegars and other organic food products from over forty countries worldwide to ensure quality of supply, minimize crop risk and provide contra-seasonal solutions to its customers. In many cases, the company enters into exclusive arrangements with growers and/or processors of key strategic commodities to control the reliability of its supply chain. Utilizing a number of strategic and/or exclusive co-pack relationships and an experienced research and development team, Organic Ingredients provides its retail customers and distributors with organic private label turn-key solutions in a variety of product categories, including frozen fruits and vegetables, juices, specialty beverages, tomato products, sauces and salsas. Organic Ingredients operates administrative, research and development offices in Aptos, California.

SunOpta Inc.	14	December 31, 2006 – 10-K

The organic food industry is intensively competitive due primarily to the limited worldwide supply of organic raw materials. The company's competitors in the supply of industrial ingredients include domestic and worldwide brokers, traders and food processors. In the private label retail market, competitors include major food manufacturing companies, some of which have production and technical capabilities more extensive than SunOpta's. A number of the company's competitors are also their customers and/or co-packers.

The company's raw material suppliers include growers, processors and traders of organic fruit and vegetable based ingredients, sweeteners and other food products. Raw materials are sourced from worldwide growing regions, including North America, South America, Central America, Europe and Asia. Organic food suppliers are required to meet stringent organic certification requirements equivalent to the USDA NOP standards. Wherever possible, the company enters into exclusive supply arrangements, and establishes multiple supply chains of key commodities.

Cleugh's Frozen Foods Inc.: Cleugh's is a strawberry and vegetable processor, and packer of natural and organic fruits and vegetables for the food service, private label retail and industrial ingredient markets. The company sources strawberries from various growing regions throughout California and Mexico, and processes the fruit into individually quick-frozen ("IQF"), block frozen, strawberry sugar packs and purees to meet the customer's technical specifications. Cleugh's supplies frozen strawberry products to the private label retail, food service and industrial markets, including food manufacturers and quick service and casual dining restaurants. The company also processes bell peppers and brussels sprouts during the strawberry off-season. The company's poly-bag packaging operation in Buena Park, California provides retail customers with a wide range of private label natural and organic frozen fruits and vegetables, including strawberries, blueberries, raspberries, blackberries, peaches, mangos, tropical fruit and many other items. Cleugh's operates two processing facilities; one located in Buena Park (near Los Angeles) and the other in Salinas, California and shares offices with the Fruit Group in Buena Park.

The company faces intense competition from California strawberry processors and strawberry imports from Mexico, South America, Europe and Asia. The California competitive landscape includes divisions of companies with financial resources larger than the company's. In many cases, Mexican, South American, European and Asian competitors are able to achieve cost efficiencies greater than the company's due to lower relative cost of living in these regions.

Cleugh's raw materials consist primarily of fresh strawberries sourced from California and Mexico growers. The company faces competition in securing the grower base required to meet its needs, however, due to the location of its processing facilities, Cleugh's is able to source raw materials from a number of strawberry growing regions by securing exclusive supply arrangements and providing advances to growers to finance upcoming crops, minimizing the competitive forces. The company also sources other frozen fruits and vegetables from a number of domestic and worldwide growers, processors and traders, including Organic Ingredients.

Pacific Fruit Processors Inc.: Pacific is a supplier of natural and organic value-added fruit ingredients to the dairy, beverage and bakery industries. The company offers fruit bases and preps for customers seeking high-quality, custom formulations to meet their unique flavor and texture profiles. Applications include fruit for yogurts, ice creams, cheeses, smoothies, shakes, frozen desserts, bakery fillings, health bars, various beverages, dressings, marinades, dips and sauces. Pacific's highly experienced research and development team is integral to the company's reputable product quality and customer service. Manufacturing capabilities include aseptic and conventional processing and packaging. Pacific operates a processing facility in South Gate, California (near Los Angeles).

The company faces intense competition from regional and national food manufacturers with similar capabilities. In addition, the company faces research and development competitive forces from flavor companies. A number of these competitors have production capabilities and financial resources that are greater than the company's.

The company's primary raw materials are sourced from processors and traders of frozen fruits and vegetables including Organic Ingredients and Cleugh's Frozen Foods, major sweetener producers, and a number of regional and national flavor companies. Availability of supplies is subject to world market conditions, including quantity and quality of supply.

SunOpta Inc.	15	December 31, 2006 – 10-K

Kettle Valley Dried Fruit Inc.: Kettle Valley is a producer of natural and organic apple-based fruit bars. The company operates three facilities in the apple-rich Okanagan region with a focus on supplying natural and organic fruit bars to the private label Canadian and U.S. retail markets. The company's primary raw material, apple, is sourced primarily from local growers. Kettle Valley's production capabilities include a variety of bar sizes and shapes, as well as the ability to add a variety of ingredients including fiber. The company utilizes the Fruit Group's research and development capabilities to introduce innovative products to the marketplace. Kettle Valley operates two processing facilities in Summerland, British Columbia and one processing facility in Omak, Washington.

The company faces competition from a small number of competitors, some of which have production and technical capabilities and financial resources greater than the company's. Competitors include independent fruit bar manufacturers and fruit bar divisions of larger food manufacturers.

The company's raw material suppliers include growers and traders of apples and flavor companies. The company is subject to the availability of apples based on conditions beyond its control.

Hess Food Group LLC: Hess is a supplier of various fruit and vegetable solutions to the quick service and casual dining restaurant industry. The company provides customers in this industry with supply chain expertise, including initial product development, sourcing and inventory management. Hess operates administrative offices in Bannockburn, Illinois (near Chicago).

The company faces competition from numerous suppliers of fruits and vegetables, most of which have production and supply capabilities and financial resources greater than the company's. Competitors include fruit and vegetables processors, brokers and traders.

The company's raw material suppliers consist primarily of domestic fruit and vegetables processors. Availability of supplies is subject to world market conditions, including quantity and quality of supply.

SUNOPTA CANADIAN DISTRIBUTION FOOD GROUP ("Distribution Group")

The SunOpta Canadian Food Distribution Group represents the final layer of the Company's vertically integrated organic, natural and specialty foods business model. SunOpta started to build a Canadian national organic, natural, kosher and specialty food distribution system in late 2002 with the acquisition of Wild West Organic Harvest based in Richmond, British Columbia and Simply Organics based in Toronto, Ontario. In late 2003, SunOpta acquired Pro Organics, an organic fresh foods distributor based in Burnaby, British Columbia with other facilities in Toronto and Montreal. In 2004 the Company completed a series of acquisitions including: Distribue-Vie, another organic fresh foods distributor serving Montreal, Eastern Ontario and the Maritime provinces; Supreme Foods, an organic, natural, kosher and specialty foods grocery distributor located in Toronto, serving Ontario, Quebec and the Maritimes; Snapdragon Foods an organic and natural grocery distributor based in Montreal serving Quebec, Ontario and the Maritimes; and Kofman-Barenholtz a kosher foods distributor based in Toronto serving Ontario, Quebec and Western Canada. In 2005, Hahamovitch Kosher Imports, a Montreal based kosher foods distributor serving Quebec, was acquired. In late 2006 the Company acquired Purity Life Health Products, a natural health products distributor, expanding its distribution scope to include natural vitamins, supplements, health and beauty aids, and other natural health products. To augment the Purity Life product mix, the Company also made strategic purchases of the Quest Vitamin brand and in January 2007 the Herbon natural cough drops brand. The Company's final acquisition of 2006 was Aux Mille et une Saisons, a Quebec based distributor of organic and natural foods. Together these companies form the basis of the national distribution system, handling approximately 18,000 natural, organic, kosher and specialty food products; vitamins, supplements and natural health products. The broad range of skus includes the Company's branded and private label packaged products.

During 2005, the Company completed the consolidation of the operations of Supreme Foods, Snapdragon Foods and Kofman-Barenholtz into a newly constructed 135,000 square foot distribution operation in Toronto, Ontario. Plans were completed in 2006 for a new, larger western distribution centre to be occupied in the fourth quarter of 2007, consolidating three separate natural grocery warehouses. The consolidated businesses represent the largest Canadian distribution centers dedicated to organic, natural, kosher and specialty foods. The Group has and will continue to achieve operating economies and service improvements through the operational consolidation and implementation of state of the art distribution and warehouse management software. Software implementation is scheduled to be completed by the end of 2007.

SunOpta Inc.	16	December 31, 2006 – 10-K

The organic produce category of Richmond based Wild West Organic Harvest was consolidated into the Pro Organics Burnaby warehouse in late 2005, thus allowing Wild West to expand its organic and natural grocery business without expanding its facility. Similarly, the Burnaby Pro Organics operation leveraged its volume throughput of organic produce without additional warehouse space. Both business units had better than market growth in 2006 with improved margin rates attributed to focus on core strengths.

The Distribution Group plans to continue expansion through internal growth and through additional strategic acquisitions. The general pace of consolidation in the Canadian natural food distribution segment moderated in 2006, and this is expected to continue at a moderate pace in 2007. The market grew by double digits in 2006, with growth in 2007 expected to be at a modestly lower level. The market segment growth continues to be significantly higher than conventional foods as consumers continue to recognize the benefits of a healthier lifestyle and environment through diets that include natural, organic and quality specialty foods as well as natural vitamins, supplements and health and beauty aids.

The Distribution Group's major products are as follows:

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

Natural Health Products – Natural vitamins, supplements and health and beauty aids.

Competition

The Distribution Group competes against much larger conventional produce distributors; however management believes that SunOpta is the largest national organic produce distributor in Canada. Competition in organic and natural grocery is represented by a number of regional natural and organic food distributors that vary in relative size. Management believes Purity Life is Canada's largest natural health products distributor and the only operation in its marketplace to have branch warehouses in both the east and west where it competes with smaller regional distributors.

Distribution, Marketing and Sales

The Distribution Group's primary direct to store distribution coverage includes central, eastern and western Canada. The Company services primarily supermarket chains and independent natural and organic food retailers. With the addition of Purity Life and other 2006 market developments the customer mix also includes a growing component of large mass merchandisers and major drugstore chains. The Distribution Group's core competencies include the breadth of its product line, organic market and natural health product knowledge, excellent product quality and consistency, competence in handling refrigerated and frozen products, direct to store service and maintenance of strong relationships with customers, growers, and suppliers. All of the Distribution Group's organic produce facilities are registered as certified organic food handlers and operate within recognized organic standards to provide traceability and ensure product integrity to customers.

SunOpta Inc.	17	December 31, 2006 – 10-K

Suppliers

The Distribution Group sources products from over 900 suppliers, from around the world. Overall supply is sufficient; however quality, price and availability of fresh produce can be affected by harsh weather conditions in a given growing region. With respect to fresh produce items, supply is controlled through spot pricing, with changes in supply reflected in prices to end customers.

REGULATION – SUNOPTA FOOD GROUP

The SunOpta Food Group is affected by a wide range of governmental regulations and policies. Local, state and federal fertilizer, pesticide, food processing, grain buying and warehousing, as well as wholesale food regulations are examples that affect this Group. Government-sponsored price supports and acreage set aside programs are two examples of policies that may also have an impact on the Group. In addition, the Food Group's business activities are subject to a number of environmental regulations.

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

Certain food ingredient products are regulated under the 1958 Food Additive Amendments to the Federal Food, Drug and Cosmetic Act of 1938 (the "Act") as administered by the FDA. Under the Act, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is Generally Recognized As Safe (GRAS) under the conditions of its intended use by experts qualified by scientific training and experience to evaluate the safety of food ingredients. A food additive is any substance, "the intended use of which results or may reasonably be expected to result, directly or indirectly, in its becoming a component or otherwise affecting the characteristics of any food." Such pre-marketing approval for ingredients that are not GRAS, which is issued in the form of formal regulation, requires a showing both that the food ingredient is safe under its intended conditions of use and that it achieves the function for which it is intended.

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

Many of the Food Group's products are being marketed pursuant to GRAS self-affirmation. The Food Group believes that most products for which it has retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. Thereafter, the group decides whether self-affirmation procedures and a GRAS notification will be appropriate. Certain of the Company's products may require a Food Additive Petition and in the event that one is required, the Company may elect to sell or license its rights to another party.

SunOpta Inc.	18	December 31, 2006 – 10-K

Countries other than the U.S. also regulate the sale of food ingredients. Regulations vary substantially from country to country and the Company takes appropriate steps to comply with such regulations as necessary. In Canada the Company has sales of Natural Health Products (NHPs), drugs, cosmetic, devices and pest control products. These are regulated by various Federal, Provincial and Municipal laws. These products are principally regulated by the Federal Government pursuant to Canada's Food and Drugs Act and supporting regulations, the Pest Control Products Act and Regulations and the Canada Environmental Protection Act, 1999, (CEPA). Many of these products are now regulated by the Natural Health Product Regulations (NHP Regulations), enacted under Canada's Food and Drugs Act. As this regulatory framework is relatively new, (became effective as of January, 2004), Health Canada has published compliance policies which has the practical effect of relaxing its enforcement of the NHP Regulations, assisting regulated parties in complying with the NHP Regulations. Prior to the adoption of the NHP Regulations, many of the NHPs now regulated under the NHP Regulations were regulated as drugs pursuant to the Food and Drug Regulations. These products will continue to be sold as drugs pending their transition by the Company to the NHP regulatory framework, which is not required until December 31, 2009. It is anticipated that full compliance with the NHP Regulations for all NHPs including those presently marketed as drugs will be required by December 31, 2009.

In addition to the NHPs and drugs which the Company sells, it also imports and sells cosmetic products for which it files with Health Canada, cosmetic notification forms, a post marketing requirement for those cosmetics manufactured in Canada and a pre-market requirement for those products imported into Canada. In light of the recent amendment to the cosmetic regulations the Company is in the process of working with its vendors to bring cosmetic labelling into compliance. As of November 2006, all labelling for cosmetic products require the inclusion of all ingredients found in the products. The disclosure is to be done using INCI (International Nomenclature for Cosmetic Ingredients).

The Food Group endeavours to comply in all material respects with applicable environmental regulations. Some of the key regulations applicable in the U.S. include:

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

In Canada the key regulatory framework is found in the regulations to the CEPA.

New Chemical entries -prior to the importation and use in products, the importer must ensure that all ingredients are found on the Domestic Substances List (DSL) maintained by Environment Canada. In the event that an ingredient is not found on the DSL, then subject to the amount of the substance imported into Canada and used in products sold in Canada, a filing may become necessary under the New Substances Notification Regulations.

SunOpta Inc.	19	December 31, 2006 – 10-K

All of the Distribution Group's manufacturing facilities and warehouses are registered with the FDA (Canadian Food Inspection Agency) and/or Health Canada. All imported materials are shipped in compliance with the notification systems that alert FDA, Health Canada, the CFIA and customs before the materials enter the country. We have the necessary processes and controls in place that provide for an additional level of traceability of all raw materials from the supplier to the immediate subsequent recipient of the finished products. We also recognize and have the necessary programs that allow the applicable regulatory body the right to seize, voluntarily retain and or recall any regulated product if required at law and if the regulatory body has credible evidence that the sale of the product and its use may be a threat to the health and wellbeing of the intended recipient.

RESEARCH AND DEVELOPMENT – SUNOPTA FOOD GROUP

The Food Group maintains extensive applications and research and development expertise via resources which are organized around four key product categories, these being:

  Grains and grain based ingredients through finished packaged products;

  Value-added ingredients, focused on fiber and starch based applications;

  Fruits and fruit based ingredients through finished packaged products; and

  Natural health products sold via certain owned brands within Purity Life included in the Distribution Group

These groups maintain staffs of highly trained and experienced food scientists and engineers, dedicated to resolving customer formulation, processing and packaging challenges. Applications and technical support provided by each of the groups to its customers include all aspects of product development from concept to commercial launch as well as ongoing manufacturing and processing support.

Ongoing research and development priorities are also a key priority of these groups. R&D initiatives are intended to continually improve existing product portfolios, plus bring new and innovative products to the market, a key requirement in the fast growing natural and organic foods and health categories.

Over the past year, the Food Group has developed a number of new soy ingredients and alternatives to accommodate new product adaptation of these ingredients into various food items. The expanding interest to incorporate soy-based foods in consumers' diets creates numerous opportunities to develop soy ingredients that can be incorporated into food developer's menu items.

In addition, the Food Group continues to expand its product portfolio via the addition of new fiber offerings including soy fiber, plus brans, wheat germ and other texturizing agents that can be used along with its soy-derived ingredients to improve the nutritional content of a variety of foods. Many of these ingredients can be used in products that help address the industry's need to respond to the growing epidemic of obesity in North America and elsewhere by replacing fat, sugars and other calorie-dense components of food. These ingredients can also be used in products which qualify for a "whole grain" claim by augmenting the insoluble and soluble fiber content of foods.

In hand with continued focus on increasing consumption of fruit based products in North America, the Food Group has developed a number of new fruit based beverage and packaged goods applications and continues to be a leader in the development of innovative fruit ingredient systems.

Within the Distribution Group, recently acquired Purity Life is engaged in natural health product research. This research often takes the form of clinical studies. Currently Purity Life is performing a clinical study on a phytosterol based natural health product (Moducare). The objective of the study is two fold; to determine the safety of Moducare® in both allergic and non-allergic subjects as well as to determine the efficacy of Moducare® in subjects with perennial allergic rhinitis.

SunOpta Inc.	20	December 31, 2006 – 10-K

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

The Group's success will depend, in part, on its ability to protect its products and technology under U.S. and international patent laws and other intellectual property laws. The Company believes that it owns or has the right to use all proprietary technology necessary to manufacture and market its products. There is always a risk that patent applications relating to the Company's products or technology will not result in patents being issued or that current or additional patents will afford protection against competitors with similar technology.

The Company also relies on trade secrets and proprietary know-how and confidentiality agreements to protect certain of its technologies and processes. Even with the steps taken, the Company's outside partners and contract manufacturers could gain access to the Company's proprietary technology and confidential information. All employees are required to sign a number of internal policies which are intended to further protect the Group's technologies, processes and trade secrets.

EMPLOYEES – SUNOPTA FOOD GROUP

The Food Group has approximately 1,483 full-time employees. There are no unions within the Food Group.

PROPERTIES – SUNOPTA FOOD GROUP

The Food Group operates from twenty four processing facilities (15 owned, 9 leased) in eight U.S. states and one Canadian province. The Group also owns and leases a number of office and distribution locations and also leases and utilizes public warehouses to satisfy its storage needs. For more details please see Item 2. - Properties.

OPTA MINERALS INC. ("Opta Minerals")

Opta Minerals (currently owned 70.4% by SunOpta) is a vertically integrated producer, manufacturer, distributor and recycler of industrial minerals, abrasives, specialty sands and related products for use primarily in the foundry, steel, marine/bridge cleaning, roofing and municipal water filtration industries. The Company has experienced solid growth since July 1995, through a combination of internal growth and successfully integrated strategic acquisitions to become one of the dominant regional suppliers of silica-free loose abrasives in a number of select markets on the east coast of North America. Through 2005 these results were achieved while the Company was an operating group of SunOpta and during a period in which SunOpta dedicated the majority of its resources to building its core organic and natural food business.

Opta Minerals has grown steadily since 1995 through a combination of internal growth and strategic acquisitions in Eastern and central Canada and the Eastern, Central and Southeastern United States. The Opta Minerals Group has completed a number of acquisitions over the past seven years and opened operating facilities in Louisiana, South Carolina, Maryland and Western New York. The Opta Minerals Group has been able to successfully integrate these new businesses into existing operations and financial management systems, creating synergies that have increased revenues and profit margins. The Company has continually invested in improving its plant equipment and infrastructure and has been able to reduce costs while growing its production capabilities. As a result, Opta Minerals is currently well-positioned to expand current operations with modest capital expenditures.

The group started with the initial acquisition of Barnes Environmental and Industrial in 1995. In 2000, George F. Pettinos (Canada) Limited (PECAL) and Temisca, Inc. were acquired followed by the acquisitions of Virginia Materials Inc. and 51% of International Materials & Supplies Inc. in 2001. In late 2002, the 49% minority interest in International Materials & Supplies was also acquired. In 2004 Opta Minerals purchased Distribution A&L and in 2005 completed the acquisition of certain assets of the abrasive division of Hillcrest Industries Inc. In February 2006 Opta Minerals acquired Magnesium Technologies Corporation followed by the acquisition of Bimac Inc. in October 2006.

SunOpta Inc.	21	December 31, 2006 – 10-K

Industry Overview

Opta Minerals competes primarily in the silica-free abrasives and industrial minerals industry, focusing to date on select markets in the eastern and central areas of North America. In contrast to the Western European market which has recently experienced a period of significant consolidation, the North American marketplace for abrasives and industrial minerals is characterized by a large number of smaller businesses and no single dominant competitor. For the most part, these companies tend to operate in local markets as opposed to on a large regional or national basis due to the high costs of freight required to move raw materials and finished products.

Opta Minerals' principal product lines include the following: (i) silica-free abrasives and roofing shingle granules; (ii) industrial minerals; and (iii) specialty sands and other products and services.

MAJOR DEVELOPMENTS DURING 2006 – OPTA MINERALS

Acquisition of Magnesium Technologies Corporation

In February 2006, Opta Minerals acquired Magnesium Technologies Corporation (MagTech) of Richfield, Ohio for $18,197,000 including acquisition costs. For fiscal 2005, MagTech recorded revenues of approximately $29,000,000 selling its proprietary and patented desulphurization systems and products which are produced to specific requirements of each customer that it serves within both the Canadian and United States steel industries.

MagTech operates its main production facility in Walkerton, Indiana and maintains a sales and head office in Richfield, Ohio. This profitable company employs approximately 70 people, and is a leader in new product development within its industry. MagTech maintains a very high level of customer specific technical service with its primary customers, through the use of onsite technicians who monitor and manage the use of its products in the desulphurization process. The addition of MagTech substantially increases Opta Minerals' position in the industrial minerals business and further expands its current position as a key service provider to the steel industry.

Acquisition of Bimac Inc.

On October 4, 2006, Opta Minerals acquired 100% of the outstanding common shares of Chemincon Corporation and it's wholly owned subsidiary Bimac Inc. (collectively known as "Bimac") of Milan Michigan for $4,057,000 plus contingent consideration. For its fiscal year end 2005, Bimac recorded revenues of approximately $7,500,000 selling its proprietary tundish and ladle insulators, fluxes and conditioners. These products are used to prevent heat loss, reduce oxidization and remove impurities in hot metal prior to casting. Each product is produced to the specific requirements of customers that Bimac services within both the Canadian and United States steel industries.

Bimac operates its main production facility in Milan, Michigan. This profitable company employs approximately 27 people, and is a leader in new product development within its industry. Bimac maintains a very high level of customer specific technical service with a broad customer base that includes customers with both integrated and mini mill steel operations. The addition of Bimac further increases Opta Minerals' position in the industrial minerals business and further expands its current position as a key service provider to the steel industry.

Prior to Magtech and Bimac, approximately 40% of Opta's historical revenues had come from the sale of products into the foundry and steel industries. Magtech and Bimac complement this business with long standing relationships to major integrated and mini mill steel operations in the US and Canada. The companies share very few customers in either Canada or the U.S.

Products

Silica-Free Abrasives - Opta Minerals abrasive products are primarily sold into the roofing granule, shipbuilding, ship repair and bridge cleaning markets, as well as for many other industrial applications. Significant silica-free abrasive products produced by Opta Minerals include Barshot/Crystalgrit, BlackBlast, EconoBlast EbonyGrit, Powerblast, Garnet and other specialty abrasives.

Industrial Minerals - Opta Minerals sells industrial mineral products primarily to the foundry and steel industries. Significant industrial minerals products produced by Opta Minerals include chromites, magnesium blends, lime, nozel sands, clays, coated sands and a wide range of industrial garnets and foundry pre-mixes.

SunOpta Inc.	22	December 31, 2006 – 10-K

Specialty Sands and Other Products and Services - Opta Minerals also generates revenues from the sale of specialty sands and other products and technical services. Opta Minerals specialty sands include silica products which are sourced, processed and packaged from their quarries located in St. Bruno de Guigues, Québec. The silica sands produced are not sold for use as an abrasive material. Significant specialty sands and other products and services of Opta Minerals include filtration and industrial sands, construction sands, golf bunker sand, silica (not sold for loose abrasive applications), coloured sand, technical services and recycling of used and spent abrasives

Opta Minerals produces, manufactures, distributes and recycles silica-free abrasives and industrial minerals to the foundry, steel, roofing granule, marine/bridge cleaning and municipal water filtration industries and recycles inorganic materials. The patented and sole source abrasives produced are free of silica, making them a clean, efficient and recyclable alternative to traditional abrasives. Recycling operations are conducted at Waterdown, Ontario and Norfolk, Virginia. This is an important service that Opta Minerals provides to its customers which results in the reuse of materials that would otherwise be sent directly to landfills. Opta Minerals also continually focuses on new product innovation and maintains laboratory facilities and works with local universities and research centers to evaluate product quality and develop new products.

Properties

Opta Minerals' operations encompass and service much of the east coast and central North America, with production facilities located in Louisiana, South Carolina, Virginia, Maryland, New York, Michigan, Indiana, Ohio, Ontario and Québec, allowing the company to maintain a strong customer base throughout North America by providing economic supply and timely delivery of products and services to its customers. In addition to its manufacturing facilities, Opta Minerals also owns and operates distribution and packaging centers in Brantford, Ontario, Lachine and St-Germain de Grantham, Québec. The Group has built or acquired facilities at locations along the east coast of the United States where major shipbuilding, ship repair, bridge cleaning and roofing shingle production activities are concentrated. Multiple facilities allow for fast and economic service and have enabled Opta Minerals to broaden its product lines to supply wider markets and applications from these facilities.

The Temisca specialty sand operation located in St. Bruno de Guigues, Québec provides Opta Minerals with an economic, high-quality source of specialty sands for non-abrasive applications including water filtration applications, golf course bunkers and other commercial applications. Due to an unusual natural deposit of silica sand, strong quality control, extensive research and development and marketing efforts, Opta Minerals has effectively positioned itself in the markets it serves as a high-quality producer of specialty silica sand products.

For more details, please see Item 2-Properties.

Competition

The industry is characterized by a number of small, regionally-based niche companies with limited product lines tending to focus on geographically adjacent markets. Opta Minerals competition varies by product line, customer classification and geographic market.

Opta Minerals conducts business throughout North America with a focus on key regions including the Québec-Chicago corridor, New York, Virginia, South Carolina, Georgia and the Louisiana gulf region, all of which are areas of high volume industrial minerals consumers. Opta Minerals also competes against a variety of competitors servicing the foundry, steel, abrasive, roofing granule, water jet and filtration industries. Each of these product categories is normally served by as many as three competitors. Opta Minerals competes through a combination of exceptional product quality and customer service combined with competitive pricing in these markets.

SunOpta Inc.	23	December 31, 2006 – 10-K

Suppliers

Opta Minerals purchases raw materials and resale products from approximately 850 suppliers. While the company has several alternative sources of supply for many of the inputs it requires, it also has several key supplier relationships. Opta Minerals utilizes a number of exclusively sourced raw materials which provide high-quality and highly effective products including magnesium, lime, hematite, clays, beach and rock garnets, chromites and industrial specialty sands. Opta Minerals believes that it maintains good relationships with all of its key suppliers.

Opta Minerals obtains its key abrasive raw materials such as coal slag, copper slag, nickel slag and garnet, primarily from Canadian and U.S. mines and power plants. EbonyGrit, a product produced from copper slag is supplied exclusively by a Canadian mining and refining company. PowerBlast, a product produced from nickel slag is supplied exclusively by a Canadian company. BlackBlast, a product produced from coal slag is supplied on an exclusive basis by U.S. power plants and other suppliers where the raw material is acceptable. Opta Minerals produces industrial garnet derived from a waste mining stream at its Keeseville, New York facility. In addition, the company has exclusive agreements with multiple mines in China to market its garnet in North and South America.

Regulation

Opta Minerals business primarily involves the handling of inorganic and mineral based materials. These types of materials are generally benign and do not give rise to environmental issues. Accordingly, to date there has been low potential for environmental liabilities to arise. Almost all of the company's environmental regulation is standard to the industry with the exception of certain permits required in Ontario and Virginia to recycle various types of solid waste. The Ontario Ministry of Environment has the right to inspect the Waterdown, Ontario site and review the results of third party monitoring and perform its own testing. Similar rights of inspection exist at the facility in Norfolk, Virginia. At both locations, Opta Minerals is subject to monthly reporting and periodic audits as well as having a financial bond in place with the respective governments should there be a contamination.

Since the formation of the business in 1995, Opta Minerals has been in material compliance with all applicable environmental legislation and has not been subject to any actions by regulatory authorities. Based on known existing conditions, all facilities are currently in material compliance with all environmental permitting requirements of the local authorities and are reviewed on an annual basis. These permits generally cover air and ground water at those facilities where applicable. Absent any currently unforeseen changes to applicable legislation, Opta Minerals anticipates that future costs relating to environmental compliance will not have a material adverse effect on its financial position.

Employees

Opta Minerals has been successful in identifying, attracting and retaining talented employees with relevant technical and industry expertise. In particular, the company has assembled an experienced management team with a diverse and complementary set of skills and experience, both within and from outside of the industry.

As of December 31, 2006 the company had 206 employees including twenty-one employees in sales and marketing, twenty-five in corporate administration and finance, twenty-eight in customer service, eighteen in engineering and plant management, four in research and development and quality control, three in purchasing and the remainder in production.

Opta Minerals is a party to a collective agreement with the Teamsters Local Union No. 879 covering 10 employees in Waterdown, Ontario. The current three-year agreement expires in June 2008. Management of Opta Minerals considers relations with the union to be good. Opta Minerals has never experienced a labour disruption or work stoppage.

SUNOPTA BIOPROCESS GROUP

The Company has developed a steam explosion technology known as the "SunOpta BioProcess System" (formerly known as the "StakeTech System"), including process engineering and the required hardware.

SunOpta Inc.	24	December 31, 2006 – 10-K

The patented SunOpta BioProcess System provides a method for the rapid and continuous auto hydrolysis pretreatment of biomass under high temperatures and pressure. The suitable raw materials include wood chips, sugarcane bagasse, cereal straws and waste paper, all other agriculture residues and energy crops. In their natural state, these materials are not easily separated into their component parts. By continuously processing with the addition of high-temperature steam, the SunOpta BioProcess System breaks the chemical and physical bonds that exist between the components of these materials allowing their subsequent separation and processing into products and components that potentially have wide and diverse applications. The company has demonstrated its equipment and technology on a commercial scale in several applications.

This technology has been proven via application around the world and is currently focused by management on the treatment of biomass for cellulosic ethanol, food and pulping applications.

The SunOpta BioProcess Group business is not affected by seasonality.

MAJOR DEVELOPMENTS DURING 2006 - SUNOPTA BIOPROCESS GROUP

In November 2006 the Company announced that it had engaged two investment banks as agents with an intention of raising approximately $30,000,000 U.S. in equity capital in a private placement for a minority interest with the SunOpta BioProcess Group. Finalization of the private placement is expected in the first quarter of 2007. The proceeds are to be used for equity participation in Canadian based cellulosic ethanol production facilities where the Group's technology and know how will be included and for an updated pilot plant and laboratory to provide ongoing research and to showcase the Group's technology.

The Group entered into a joint venture agreement with Greenfield Ethanol Inc. to develop and implement commercial scale processes for the production of cellulosic ethanol from wood chips in Canada. The venture will be owned 50% by Greenfield and 50% by SunOpta BioProcess Group and will utilize the Group's patented and proprietary process solution.

The Group sold proprietary biomass conversion equipment to a customer in China and one in the U.S. which in both cases will be used as commercial demonstration facilities. With the contract in 2005 to Abener Energia SA in Spain that is expected to be operational in 2007, the Group now has equipment sales into the U.S., Europe and Asia where the equipment will be utilized in the production of cellulosic ethanol. Management believes that these facilities will be the first commercial facilities in the world and as the technology becomes proven will lead to further orders and larger scale facilities.

Competition

The company believes the ability of the SunOpta BioProcess Systems to operate continuously at high pressure presents advantages in terms of reducing chemical requirements, improving biomass conversion to fermentable sugars and value added components and providing a significant advantage within the industry that the technology is being marketed.

The company's success in marketing to industry will depend on the extent to which the SunOpta BioProcess System can be shown to have advantages over the technology of competing suppliers. These competing suppliers include Ahlstrom, Kvaerner, Metso, Iogen and Andritz. The company is aware of other groups that are attempting to develop and market new biomass conversion systems.

It is anticipated that competition from suppliers of alternative systems and equipment in targeted markets will be strong and that the potential advantages for the SunOpta BioProcess System will have to be continually demonstrated.

Suppliers

Waste biomass such as straw and fast growing tree species such as poplar and aspen is currently available in abundant supply in many parts of the world. If other economic uses for waste biomass increase, the company may find that the supply of such raw materials is reduced and this could have a material adverse effect on the company's BioProcess business.

SunOpta Inc.	25	December 31, 2006 – 10-K

In respect of the manufacturing of the customized SunOpta BioProcess Systems, the company provides equipment fabricators with detailed drawings and equipment specifications. All major equipment components have at least two alternate suppliers.

Regulation

SunOpta BioProcess technology may use chemicals in addition to steam to treat fibrous material. This technology does not generally produce appreciable pollutants and the company believes that its existing facilities are in full compliance with applicable laws concerning the environment. To date the company has not found it necessary to spend significant amounts in order to comply with applicable environmental laws. It is anticipated that future sales or licenses of the company's technology will be made where the BioProcess System is but one part of a larger process, as for example in the manufacture of cellulosic ethanol or pulp. In these instances, the overall project may be subject to federal, state or local provisions regulating the discharge of materials into the environment. Compliance with such provisions may result in significant increases in the costs associated with the overall project.

Proprietary Technology

The company recognizes that there exists a threat of others attempting to copy the company's proprietary SunOpta BioProcess System and/or appropriate the technology. To mitigate this risk, the normal business practice of the Group includes the signing of confidentiality agreements with all parties to which confidential information is supplied including all customers and licensees. The company also holds several patents on its equipment and process technology and is in the process of filing patent applications on a number of advanced process technologies.

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

Research and Development

During 2006, research and development activities were focused on the production of cellulosic ethanol and food applications.

Employees

The SunOpta BioProcess Group has 12 full time employees; 5 engaged in technical support, systems design, 3 in R&D, and 4 engaged in marketing, sales and engineering. The Group hired additional people in 2006 related to research, sales and marketing for cellulosic ethanol and food based applications. The Group expects to hire additional employees in 2007 as the technology becomes accepted and as more commercial scale projects are undertaken.

CORPORATE SERVICES GROUP

The corporate office of SunOpta is located in owned premises in Brampton, Ontario. Thirty staff are employed in a variety of management, financial, information technology and administration roles. Centralized IT and shared services groups are located in Minnesota.

Environmental Hazards

The Company believes, with respect to both its operations and real property, that it is in material compliance with environmental laws at all of its locations and specifically with the requirements of its Certificate of Approval issued by the Ontario Ministry of the Environment and Energy on the Opta Minerals property in Waterdown, Ontario.

SunOpta Inc.	26	December 31, 2006 – 10-K

Employees

As of December 31, 2006 the Company had 1,731 employees broken out by division below:

Divisions	Number of Employees
Food Group	1,483
Opta Minerals	206
SunOpta BioProcess and Corporate Services Group	42
Total	1,731

Item 1A. Risk Factors

The following risk factors, as well as the other information contained in this report, should be considered carefully. These risk factors could materially and adversely affect the Company's future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to the Company.

We Need Additional Capital to Maintain Current Growth Rates

Over the last seven years the Company has had a compounded annual revenue growth rate of 52%. Our ability to raise capital, through equity and/or debt financing, is directly related to our ability to continue to grow and improve returns from operations. Additional capital through equity financings may also result in additional dilution to our current shareholders and a decrease in our share price if we are unable to realize returns equal to or above our current rate of return. We will not be able to maintain our growth rate and our strategy as a consolidator within the natural and organic food industries without continued access to capital.

In order to facilitate our ability to raise capital, whether through equity and/or debt financings, we have filed a registration statement on Form S-3 with the United States Securities and Exchange Commission (the "SEC") under the United States Securities Act of 1933, as amended. Pursuant to the Form S-3, we may offer and sell at one or more times separately or in combination, senior debt securities, subordinated debt securities, special shares, Common Shares and warrants to purchase Common Shares having a total offering price of up to $100,000,000. The Offered Shares will be offered and sold in the United States pursuant to a supplement to the Form S-3 to be prepared and filed with the SEC. No prediction can be made as to the effect, if any, that future issuance of securities under the Form S-3 will have on the market price of the Common Shares prevailing from time to time or that any securities to be issued and sold under the S-3 will not have rights, privileges, terms and conditions which are more favourable than or which diminish or dilute the value of the Common Shares. Sales of substantial amounts of such securities in the public market, or the perception that such sales could occur, may adversely affect the market price of the Common Shares and may make it more difficult for the Company to sell securities in the future at a time and price which the Company deems appropriate.

On February 13, 2007, the Company drew on the S-3 document and raised gross proceeds of approximately $53,820,000 through an equity financing.

Exercise of Stock Options, Participation in our Employee Stock Purchase Plan and Issuance of Additional Securities Could Dilute the Value of Our Common Shares

As of January 31, 2007, there were 1,998,685 stock options outstanding to purchase Common Shares, with exercise prices ranging from $1.41 to $9.90 per Common Share. The exercise of these stock options could result in dilution in the value of our Common Shares and the voting power represented thereby. Furthermore, to the extent the holders of our stock options exercise such securities and then sell the Common Shares they receive upon exercise or upon the sale of Common Shares received as part of the employee stock purchase plan or the issuance of additional securities, our share price may decrease due to the additional amount of Common Shares available in the market. The subsequent sales of these shares could encourage short sales by our shareholders and others which could place further downward pressure on our share price. Moreover, the holders of our stock options may hedge their positions in our Common Shares by short selling our Common Shares, which could further adversely affect our stock price.

SunOpta Inc.	27	December 31, 2006 – 10-K

Consumer Preferences for Natural and Organic Food Products are Difficult to Predict and May Change

89% of our 2006 revenues were derived from the SunOpta Food Group. Our success depends, in part, on our ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. A significant shift in consumer demand away from our products or products that utilize our integrated ingredients, or our failure to maintain our current market position could reduce our sales, which could harm our business. Consumer trends change based on a number of possible factors, including nutritional values, such as a change in preference from fat free to reduced fat to no reduction in fat; and a shift in preference from organic to non-organic and from natural products to non-natural products. These changes could lead to, among other things, reduced demand and price decreases, which could have a material adverse effect on our business.

We Operate in a Highly Competitive Industry

We carry on businesses in highly competitive product and geographic markets in the U.S., Canada and various international markets. The SunOpta Grains and Foods Group, the SunOpta Ingredients Group and the SunOpta Fruit Group compete with large companies in the U.S. and various international commercial grain procurement marketers, major chemical companies with food ingredient divisions, other food ingredient companies, stabilizer companies and consumer food companies that also engage in the development and sale of food ingredients and other food companies involved in natural and organic fruits within the markets that we compete. The SunOpta Canadian Food Distribution Group competes against other organic and natural food distributors and other companies that market and sell vitamins, supplements, aids and natural health products, health and beauty and conventional food distributors that provide specialty or high end packaged products. Many of these competitors have financial resources and staff larger than ours and may be able to benefit from economies of scale, pricing advantages and greater resources to launch new products that compete with our offerings. We have little control over and cannot otherwise affect these competitive factors. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, results of operations and financial condition may be materially impacted.

We Rely on Our Manufacturing Facilities

We own, manage and operate a number of manufacturing, processing and packaging facilities located throughout the United States and Canada. The SunOpta Food Group operates from 24 processing facilities (15 owned and nine leased) in eight states in the United States and one province of Canada. The Opta Minerals Group operates from 13 locations (eight owned and five leased) located throughout the United States and Canada. The SunOpta BioProcess Group operates its facilities at our corporate location in Brampton, Ontario.

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

SunOpta Inc.	28	December 31, 2006 – 10-K

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

The SunOpta Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to our assessment of our exposure from expected price fluctuations. Exchange purchase and sales contracts may expose us to risk in the event that a counter party to a transaction is unable to fulfill its contractual obligation. We are unable to hedge 100% of the price risk of each transaction due to timing, availability of hedge contracts and third party credit risk. In addition, we have a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. The Company also monitors the prices of natural gas and will from time to time lock in a percentage of its natural gas needs based on current prices and expected trends.

Technological Innovation by Competitors Could Make Our Products Less Competitive

Competitors include major food ingredient and consumer food companies that also engage in the development and sale of food and food ingredients. Many of these companies are engaged in the development of texturizers and other food ingredients and food products and have introduced a number of products into the market. Existing products or products under development by our competitors could prove to be more effective or less costly than any products which have been or are being developed by us.

We Rely on Protection of Our Intellectual Property and Proprietary Rights

We, and in particular, the SunOpta Food Group and SunOpta BioProcess Group depend, in part, on our ability to protect intellectual property rights. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. The failure of any patents or other intellectual property rights to provide protection to our technologies would make it easier for our competitors to offer similar products, which could result in lower sales or gross margins.

The SunOpta Food Group has developed a number of new ingredients and alternatives to accommodate new product adaptations of these and other ingredients into various food items. The nature of a number of the SunOpta Food Group's products and processes requires us to create and maintain a number of patents and trade secrets. The SunOpta Food Group's policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the United States and in selected foreign jurisdictions.

Our trademarks and brand names are registered in the United States, Canada and other jurisdictions and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We rely on trade secrets and proprietary know-how and confidentiality agreements to protect certain of the technologies and processes used by the SunOpta Food Group.

SunOpta Inc.	29	December 31, 2006 – 10-K

In addition, the SunOpta BioProcess Group holds a number of patents on its proprietary steam explosion process. We recognize that there exists a threat of others attempting to copy our proprietary steam explosion technology. To mitigate this risk, the normal business practice of this Group includes the signing of confidentiality agreements with all parties to which confidential information is supplied including all customers and licensees. We also hold several patents on our equipment and process technologies and alleviate risk by developing new patents.

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

  Air Quality – regulated by Environmental Protection Agency ("EPA") and certain city/state air pollution control groups. Emission reports are filed annually;

  Waste Treatment/Disposal – solid waste is either disposed of by a third-party or in some cases the Company has a permit to haul and apply the sludge to land. Agreements exist with local city sewer districts to treat waste at specified levels of biochemical oxygen demand ("BOD") and total suspended solids ("TSS");

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

The SunOpta Food Group Is Subject to Significant Food and Health Regulations

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

Certain food ingredient products are regulated under the 1958 Food Additive Amendments to the United States Federal Food, Drug and Cosmetic Act of 1938 (the "FDCA"), as administered by the United States Food and Drug Administration (the "FDA"). Under the FDCA, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is Generally Recognized As Safe ("GRAS") under the conditions of its intended use by qualified experts in food safety. We believe that most products for which the Food Group has retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. As a result, the Food Group may be adversely impacted if the FDA determines that our food ingredient products do not meet the criteria for GRAS.

SunOpta Inc.	30	December 31, 2006 – 10-K

In December 2000, the United States Department of Agriculture adopted regulations with respect to a national organic labeling and certification program which became fully effective in October 2002. These regulations, among other things, set forth the minimum standards producers must meet in order to have their products labeled as "certified organic". We currently manufacture and distribute a number of organic products that are covered by these new regulations. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. We could lose our "organic" certification if a facility becomes contaminated with non-organic materials or if we do not use raw materials that are certified organic. The loss of our "organic" certifications could materially harm our business, results of operations and financial condition.

With the acquisitions of Purity Life and the Quest vitamins brand, the Company is also subject to further regulations under certain federal Canadian legislation, including the Food and Drug Act (Canada), the Pest Control Products Act (Canada) and the regulations made thereunder and the Environmental Protection Act (Canada). While we believe we are in material compliance with all statutes and regulations governing these businesses, any breach of these statutes and regulations could result in fines, penalties or a loss in the ability to sell certain products which could have an adverse affect on our business.

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

Acceptance of SunOpta BioProcess Steam Explosion Technology

The SunOpta BioProcess Group's proprietary steam explosion technology has yet to gain wide-spread acceptance within a number of industries and, consequently, earnings can fluctuate from quarter to quarter. Its patented steam technology, while proven, has yet to develop a broad customer base. The success of the BioProcess Group will depend upon its ability to promote commercial acceptance of its proprietary steam explosion technology and related biomass process solutions.

We Are Subject to Financial Exposure Related to Bonding and Guarantees

For the SunOpta BioProcess Group to enter certain markets, we have to provide substantial performance guarantees in the form of process guarantees and equipment guarantees. These guarantees need to be backed by bank guarantees and/or surety bonds. We endeavor to reduce the associated risks, however there will always remain a possibility that our guarantees or bonds could be called, rightfully or wrongfully and/or that the equipment supplied fails to meet the guarantees and warranties provided resulting in potential financial losses.

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

Loss of a Key Customer Could Materially Reduce Revenues and Earnings

We had no customers that represented over 10% of revenues for the year ended December 31, 2006. However, the loss or cancellation of business with any of our larger customers could materially and adversely affect our business, financial condition or results of operations.

SunOpta Inc.	31	December 31, 2006 – 10-K

Our net sales and operating results may vary significantly from period to period due to:

  changes in our operating expenses;

  management's ability to execute our business and growth strategies;

  personnel changes;

  supply shortages;

  general economic conditions;

  changes in customer preferences and demands for natural and organic food products;

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

In addition, our share price is more volatile than other larger public companies. Announcements regarding:

  fluctuations in financial performance from period to period; mergers and acquisitions;

  strategic partnerships or arrangements;

  litigation and governmental inquiries;

  changes in governmental regulation and policy;

  patents or proprietary rights;

  changes in consumer preferences and demand;

  new financings; and

  general market conditions,

may have a significant impact on our share price. Higher volatility increases the chance of larger than normal price swings which reduces predictability in the share value of our stock and could impair investment decisions. In addition, price and volume trading volatility in the stock markets can have a substantial effect on our share price, frequently for reasons other than our operating performance. These broad market fluctuations could adversely affect the market price of our Common Shares.

Fluctuations in Exchange Rates, Interest Rates and Certain Commodities Could Adversely Affect Our Results of Operations, Financial Condition and Liquidity

We are exposed to foreign exchange rate fluctuations as the financial results of our Canadian corporate office and our Canadian subsidiaries are translated into United States dollars on consolidation and to interest rate risk as a percentage of our debt is at variable rates.

Our Business May be Materially and Adversely Affected by Our Ability to Comply with Restrictive Covenants in Our Credit Agreements

The Credit Facilities that the Company has with a syndicate of lenders contain restrictive covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create other security interests, to complete a liquidation, dissolution, merger, amalgamation or reorganization, to make certain distributions or make certain payments, investments, loans and guarantees and to sell or otherwise dispose of certain assets.

The Credit Facilities also include covenants requiring the Company to satisfy certain financial ratios and tests. A failure of the Company to comply with these obligations could result in an event of default which, if not cured or waived, could permit the acceleration of the relevant indebtedness. There can be no assurance that, if any indebtedness under the Credit Facilities was to be accelerated, the Company's assets would be sufficient to repay in full that indebtedness. Furthermore, prior to the expiry of any of the Credit Facilities, the Company may be required to refinance its short-term debt. If the Company is required to replace the Credit Facilities with new debt on less favourable terms, or if the Company cannot refinance its short-term debt, the Company may be adversely impacted.

We May Not Be Able to Effectively Manage Our Growth and Integrate Acquired Companies

SunOpta Inc.	32	December 31, 2006 – 10-K

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

  integration of an acquired company's products into our product mix;

  amount of cost savings that may be realized as a result of our integration of an acquired product or business;

  unanticipated quality and production issues with acquired products;

  adverse effects on business relationships with our suppliers and customers;

  diversion of management attention;

  difficulty with personnel and loss of key employees;

  implementation of an integrated enterprise wide accounting and information system;

  compatibility of financial control and information systems; and

  exchange rate risk with respect to our acquisitions in Canada.

Item 1B. Unresolved Staff Comments - None

SunOpta Inc.	33	December 31, 2006 – 10-K

Item 2. Properties

The Company with the exception of Opta Minerals, operates from the following locations which are owned unless otherwise noted:

Location	State/Province	Group/Sub Group	Facility Description
Brampton	Ontario	Corporate Head Office/BioProcess	Corporate head office and BioProcess facilities
Minnetonka (2 Leases) (1)	Minnesota	Corporate Services	IT Corporate and Grains Sales Office
Hope	Minnesota	SunOpta Grains and Foods	Grains head office and grain processing
Alexandria	Minnesota	SunOpta Grains and Foods	Aseptic packaging facility
Wahpeton	North Dakota	SunOpta Grains and Foods	Processing, warehouse and distribution
Blooming Prairie	Minnesota	SunOpta Grains and Foods	Grain storage
Snover (Monthly Rent)	Michigan	SunOpta Grains and Foods	Sales office
Cresco	Iowa	SunOpta Grains and Foods	Milling facility
Breckenridge	Minnesota	SunOpta Grains and Foods	Grain processing and distribution
Breckenridge (Lease) (2)	Minnesota	SunOpta Grains and Foods	Sales Office
Goodland	Kansas	SunOpta Grains and Foods	Grain processing and distribution
Edson (Land Lease) (3)	Kansas	SunOpta Grains and Foods	Grain processing and distribution
Moorehead	Minnesota	SunOpta Grains and Foods	Grain processing and distribution
Bedford (Lease) (4)	Massachusetts	SunOpta Ingredients	Ingredients head office and development centre
Louisville (Lease) (5)	Kentucky	SunOpta Ingredients	Fiber processing facility
Cedar Rapids	Iowa	SunOpta Ingredients	Fiber processing facility
Cambridge	Minnesota	SunOpta Ingredients	Fiber processing facility
Alexandria	Minnesota	SunOpta Ingredients	Ingredient processing
Bertha	Minnesota	SunOpta Ingredients	Drying and blending
Fosston	Minnesota	SunOpta Ingredients	Processing and drying
Afton	Wyoming	SunOpta Ingredients	Soymilk processing
Galesburg	Illinois	SunOpta Ingredients	Starch based production and ingredients blending
Buena Park (2 Leases) (6)	California	SunOpta Fruit Group	Processing, warehouse and distribution and Fruit Group head office
Aptos (Lease) (7)	California	SunOpta Fruit Group	Organic Ingredients office
Summerland (2 Leases) (8)	British Columbia	SunOpta Fruit Group	Processing facilities
Omak (Lease) (9)	Washington	SunOpta Fruit Group	Processing, warehouse and distribution
South Gate (Lease) (10)	California	SunOpta Fruit Group	Processing, warehouse and distribution
Salinas (Lease) (11)	California	SunOpta Fruit Group	Processing, warehouse and distribution
Bannockburn (Lease) (12)	Illinois	SunOpta Fruit Group	Hess Food Group office
Richmond (Lease) (13)	British Columbia	SunOpta Cdn Food Distribution	Distribution Group head office, distribution and warehousing
Richmond (Lease) (14)	British Columbia	SunOpta Cdn Food Distribution	Sales office
Toronto (Lease) (15)	Ontario	SunOpta Cdn Food Distribution	Office, distribution and warehousing
Toronto (Lease) (16)	Ontario	SunOpta Cdn Food Distribution	Office, distribution and warehousing
Burnaby (Lease) (17)	British Columbia	SunOpta Cdn Food Distribution	Office, distribution and warehousing
St. Laurent (Lease) (18)	Quebec	SunOpta Cdn Food Distribution	Office, distribution and warehousing
Acton (4 Leases) (19)	Ontario	SunOpta Cdn Food Distribution	Office, distribution and warehousing
Vancouver (Lease) (20)	British Columbia	SunOpta Cdn Food Distribution	Office, distribution and warehousing
Scotstown	Quebec	SunOpta Cdn Food Distribution	Office, distribution and warehousing
Montreal (Lease) (21)	Quebec	SunOpta Cdn Food Distribution	Office, distribution and warehousing

SunOpta Inc.	34	December 31, 2006 – 10-K

(1) Leases have an expiry date of March 2007 and April 2009 respectively.	(2) Lease has an expiry date of October 2009.
(3) Lease has an expiry date of December 2007.	(4) Lease has an expiry date of September 2008.
(5) Lease has an expiry date of July 2011.	(6) Leases have an expiry date of December 2009 and May 2010 respectively.
(7) Lease has an expiry date of December 2008.	(8) Leases have an expiry date of November 2007 and September 2016 respectively.
(9) Lease has an expiry date of December 2008.	(10) Lease has an expiry date of December 2016.
(11) Lease has an expiry date of December 2009.	(12) Lease has an expiry date of October 2008.
(13) Lease has an expiry date of October 2007.	(14) Lease has an expiry date of October 2007.
(15) Lease has an expiry date of January 2010.	(16) Lease has an expiry date of December 2014.
(17) Lease has an expiry date of August 2009.	(18) Lease has an expiry date of June 2007.
(19) All leases have an expiry date of December 2011.	(20) Lease has an expiry date of August 2008.
(21) Lease has an expiry date of April 2007.

Opta Minerals operates from the following major locations which are owned unless otherwise noted:

Location	State/Province	Group	Description
Waterdown	Ontario	Opta Minerals	Group head office, processing and distribution
Brantford (1)	Ontario	Opta Minerals	Distribution and packing center
Lachine	Quebec	Opta Minerals	Distribution center
Bruno de Guiges	Quebec	Opta Minerals	Specialty sands
New Orleans (Lease) (2)	Louisiana	Opta Minerals	Abrasives processing
Norfolk (Lease) (3)	Virginia	Opta Minerals	Processing and distribution
Keeseville (Lease) (4)	New York	Opta Minerals	Garnet processing and distribution
Baltimore (Lease) (5)	Maryland	Opta Minerals	Abrasives processing
Attica (6)	New York	Opta Minerals	Abrasives processing
West Columbia	South Carolina	Opta Minerals	Abrasives processing
St-Germain de Grantham	Quebec	Opta Minerals	Distribution and packaging center
Walkerton	Indiana	Opta Minerals	Abrasives processing
Richfield (Lease) (7)	Ohio	Opta Minerals	Sales Office
Milan	Michigan	Opta Minerals	Abrasives processing

(1)  Lease has an expiry date of April 2010.
(2)  Lease has an expiry date of December 2006.
(3)  Lease has an expiry date of October 2010 and an option to purchase for $2,000,000 before October 2006.
(4)  Lease has an expiry date of September 2010.
(5)  Lease has an expiry date of December 2008.
(6)  Lease has an expiry date of May 2015.
(7)  Lease has an expiry date of July 2007.

SunOpta BioProcess Group and Executive Offices

The Company's Executive Head Office and SunOpta BioProcess Group operations are located at 2838 Bovaird Drive West, Brampton, Ontario, a property owned by the Company.

Item 3.   Legal Proceedings

One of the Company's subsidiaries, SunRich LLC (formerly SunRich Inc.) filed a claim against a supplier for failure to adhere to the terms of a contract. On July 29, 2004, SunRich was awarded the trial judgement, and in the fall of 2006, the decision of the appellate court confirmed the judgement in SunRich's favour. In December of 2006, the Company collected approximately $2,014,000 in satisfaction of the trial judgement. The Company has also filed an application for the recovery of fees which is still outstanding with the Court.

In December 2005, the Company was notified of service of a lawsuit, by an individual farmer in the State of New York, for breach of contract, and other grounds, for an amount of approximately $830,000. On January 24th, 2007, the parties reached a final settlement, at a court appointed mediation, for a sum of $175,000 with appropriate mutual releases.

SunOpta Inc.	35	December 31, 2006 – 10-K

In 2005 the Company was sued by a landlord of one of its leased facilities for non-payment of rent and early lease cancellation. The Company has countersued for non-performance by the landlord and damages and believes the ultimate resolution of this matter will not have a material effect on the financial statements.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Equity Securities

The Company's common shares trade in U.S. $ on The NASDAQ Global Market under the symbol STKL, and in Cdn$ under the symbol SOY on the Toronto Stock Exchange. The following table indicates the high and low bid prices for SunOpta's common shares for each quarterly period during the past two years as reported by Nasdaq. The prices shown are representative inter-dealer prices, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

Trade Prices on Nasdaq (U.S. Dollars)

2006	HIGH	LOW
First Quarter	$8.74	$5.27
Second Quarter	$12.26	$7.28
Third Quarter	$10.73	$8.20
Fourth Quarter	$11.68	$8.73
2005	HIGH	LOW
First Quarter	$7.59	$4.86
Second Quarter	$5.91	$4.27
Third Quarter	$6.67	$4.85
Fourth Quarter	$5.74	$4.43

The following table indicates the high and low bid prices for SunOpta's common shares for each quarterly period since the Company's listing on the Toronto Stock Exchange.

SunOpta Inc.	36	December 31, 2006 – 10-K

Trade Prices on TSX (Canadian Dollars)

2006	HIGH	LOW
First Quarter	$10.19	$5.91
Second Quarter	$13.25	$8.01
Third Quarter	$11.96	$8.92
Fourth Quarter	$13.29	$9.95
2005	HIGH	LOW
First Quarter	$9.17	$5.90
Second Quarter	$7.25	$5.33
Third Quarter	$7.99	$5.65
Fourth Quarter	$6.64	$5.21

At December 31, 2006, the Company has approximately 614 shareholders of record. SunOpta has never paid dividends on its common stock and does not anticipate paying dividends for the foreseeable future. The receipt of cash dividends by United States shareholders from a Canadian corporation, such as SunOpta, may be subject to Canadian withholding tax.

Issuance of securities and use of proceeds

Equity Offering in 2007

On February 13, 2007 the Company closed a public offering and raised gross proceeds of approximately $53,820,000, including an overallotment option, and before deducting underwriters' commissions and other expenses. The offering including the overallotment was for 5,175,000 common shares at a price of $10.40 per share before expenses. The proceeds will be used to reduce bank indebtedness as well as general corporate purposes including future acquisitions, internal expansion projects and working capital requirements.

Shares issued as part of Acquisitions

During the year ended December 31, 2006, the Company issued 120,000 shares at a share price of $9.49 per common share as partial consideration for the acquisition of the business and assets of Purity Life Health Products Limited.

Options and warrants exercised during the year

During the year ended December 31, 2006, employees and directors exercised 844,105 (2005 - 276,640) common share options and an equal number of common shares were issued for net proceeds of $3,842,308 (2005 - $370,576).

Use of Proceeds

The funds raised through the exercise of options and warrants were used for general business purposes including working capital, debt repayment and capital expenditures in existing businesses and for the Food Group acquisitions completed in 2006. The funds raised in 2005 by the Opta Minerals IPO were used by Opta Minerals Inc. for strategic acquisition in new products, technologies, and businesses that expand or complement Opta Minerals business and for general corporate purposes. Opta Minerals also repaid approximately $13,052,000 (Cdn $15,968,000) of intercompany loans to SunOpta in 2005. The proceeds of the February 2007 equity offering will be used to reduce indebtedness related to the Company's credit facilities and other general corporate purposes including future acquisitions, internal expansion projects and working capital requirements.

SunOpta Inc.	37	December 31, 2006 – 10-K

Item 6.   Selected Financial Data

The following information has been summarized from the Company's 2006 Consolidated Financial Statements.

Summary (expressed in thousands of U.S. dollars, except per share amounts)

	2006	2005	2004	2003	2002
Revenues	598,026	426,101	306,251	199,099	120,898
Net earnings	10,959	13,558	11,016	8,966	3,701
Total assets	404,730	302,863	220,172	173,756	114,929
Long-term debt (including current portion)	77,827	59,056	35,822	25,036	36,656
Other long-term obligations (including current portion)	5,343	1,195	2,780	2,331	5,056
Basic earnings per share	$0.19	$0.24	$0.20	$0.19	$0.09
Diluted earnings per share	$0.19	$0.24	$0.20	$0.18	$0.09
Cash dividends	-	-	-	-	-

Exchange rates

Period end	1.1654	1.1630	1.2020	1.2965	1.5776
Average rate	1.1344	1.2114	1.3013	1.5703	1.5703

Item 7.   Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

The Company's 2006 Consolidated Financial Statements include the results of the organization's three principal operating groups: the SunOpta Food Group (Food Group) accounting for 88.7% of 2006 revenues, processes, packages and distributes a wide range of natural, organic and specialty food products via its vertically integrated operations with a focus on soy, oat fiber, sunflower, fruit and natural and organic food products; Opta Minerals Inc. (Opta Minerals) with 10.8% of 2006 revenues, processes, distributes and recycles silica free loose abrasives, industrial minerals, specialty sands and related products and the SunOpta BioProcess Group accounting for less than 1% of 2006 revenues, markets proprietary processing technology with significant licensing and applications potential in the bio fuel, food processing and pulp industries. All operating groups are growth oriented, ethical businesses, focused on environmental responsibility and the health and well being of its communities.

Within the SunOpta Food Group, the Grains and Foods Group represents the foundation of the group and specializes in bringing a number of identity preserved, non-genetically modified and organic grains and related agronomic services to market with a core focus in soy, sunflower, corn and rice. This Group also includes an aseptic and refrigerated packaged products business focused on the production of soymilk and other beverage products and a healthy convenience business focused on roasting and packaging of soy, corn and sunflower products; the SunOpta Ingredients Group (Ingredients Group), specializes in the technical processing of specialty fiber and food ingredients, with a focus on non-genetically modified, natural, functional and organic offerings; the SunOpta Fruit (Fruit Group) specializes in the supply of frozen organic and natural fruit-based products to the private label, food service and industrial markets, the sourcing and supply of private label organic fruits and vegetables from worldwide growers and a healthy convenience food business specialized in private label and branded apple based fruit bars: and finally, the Canadian Food Distribution Group (Distribution Group) specializing in natural, organic, kosher, and specialty food products and vitamins, health and beauty aids, supplements and natural health products.

The Management's Discussion and Analysis (MD&A), detailed below, is presented in five parts, Critical Accounting Estimates, Results of Operations for 2006 versus 2005 and 2005 versus 2004, Recent Accounting Developments, Liquidity and Capital Resources, Business and Financial Outlook and Risks and Uncertainties, and should be read in conjunction with the December 31, 2006 Consolidated Financial Statements and accompanying notes.

SunOpta Inc.	38	December 31, 2006 – 10-K

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

Accounts Receivable

The Company's accounts receivable primarily includes amounts due from its customers. The carrying value of each account is carefully monitored with a view to assessing the likelihood of collection. An allowance for doubtful accounts is provided for as an estimate of losses that could result from customers defaulting on their obligation to the Company. In assessing the amount of reserve required, a number of factors are considered including the age of the account, the credit worthiness of the customer, payment terms, the customer's historical payment history and general economic conditions. Because the amount of the reserve is an estimate, the actual amount collected could differ from the carrying value of the amount receivable. Note 3 of the 2006 Consolidated Financial Statements provides an analysis of the movements in the allowance for doubtful accounts.

SunOpta Inc.	39	December 31, 2006 – 10-K

Inventory

Inventory is the Company's largest current asset. The Company's inventory consists primarily of raw materials and finished goods held for sale. Inventories are valued at the lower of cost, valued on a first-in, first-out basis, or estimate net realizable value except certain grain inventories that are carried at market value. SunOpta assesses the net realizable value of its inventory on a regular basis by reviewing, on an item-by-item basis, the realizable value of its inventory, net of anticipated selling costs. If it is management's judgment that the selling price of an item must be lowered below its cost in order for it to be sold, then the carrying value of the related inventory is written down to the net realizable value. A number of factors would be taken into consideration in assessing the net realizable value including the quantity on hand, age and expiration, historical sales, consumer demand and preferences. Depending on market conditions, the actual amount received on sale could differ from management's estimate.

During the year, the Company adopted FAS 151 amends ARB 43, Chapter 4 to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of production facilities. As required by FAS 151, the Company adopted this new accounting standard on January 1, 2006. The adoption of FAS 151 has not had a material impact on the Company's financial statements.

Prepaid and other current assets

Prepaid and other current assets include amounts paid in cash and recorded as a current asset prior to consumption by the Company. The balance also includes advances to growers required to secure future delivery of product totalling $2,441,000 (2005 - $1,026,000).

Impairment testing of goodwill

With the implementation of Statement of Financial Accounting Standard ("SFAS") 142 in 2002, goodwill and intangible assets with an indefinite life are no longer amortized, but instead are tested at least annually for impairment. Any impairment loss is recognized in income. We have goodwill of $49,457,000 as at December 31, 2006.

In accordance with SFAS 142, we evaluate goodwill for impairment on a reporting unit basis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. The evaluation of goodwill for each reporting unit is based upon the following approach. We compare the fair value of a reporting unit to its carrying value. Where the carrying value is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any of the remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying value of that goodwill to determine the impairment loss.

We measure the fair value of reporting units using discounted future cash flows. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect our long-term view of the market and the discount rate is based on our weighted average cost of capital. Each year we re-evaluate the assumptions used to reflect changes in the business environment. Based on the evaluation performed this year, we determined that the fair values of our reporting units exceeded their carrying value and that as a result the second step of the impairment test was not required.

In 2005 the Company impaired goodwill and a trademark in the amount of $185,000 primarily due to the exit of certain businesses.

In 2004 the Company impaired trademarks with a pre-tax value of $2,250,000 relating to the acquisition of First Light Foods in 2001.

SunOpta Inc.	40	December 31, 2006 – 10-K

Intangible assets

Intangible assets consist principally of customer relationships and trademarks that arise from acquisitions, which amounted to $47,943,000 at December 31, 2006. Customer relationships, trademarks and other intangibles are amortized on a straight-line basis for the period over which we expect to receive economic benefits.

Purchase Price Allocation

Business acquisitions are accounted for by the purchase method of accounting. Under this method, the purchase price is allocated to the assets acquired and the liabilities assumed based on the fair value at the time of the acquisition. The excess purchase price over the fair value of identifiable assets and liabilities acquired is goodwill. The assumptions and estimates with respect to determining the fair value of intangible assets acquired generally requires the most judgment, and include estimates of future profitability, income tax rates and discount rates. Changes in any of the assumptions or estimates used in determining the fair value of acquired assets and liabilities could impact the amounts assigned to assets, liabilities, and goodwill in the purchase price allocation. Future net earnings can be affected as a result of changes in these estimates resulting in an asset or goodwill impairment.

Accrued Expenses and Other Assets

The Company is constantly required to make estimates of future payments that will be made and received which relate to current and future accounting periods. These estimates cover items such as accrued but unpaid wages and bonuses, estimates of capital taxes and estimates of amounts receivable under legal suits. In establishing appropriate accruals and receivable balances, management must make judgements regarding the amount of the disbursement or receipts that will ultimately be incurred or received. In making such assessments, management uses historical experience as well as any other special circumstances surrounding a particular item. The actual amount paid or received could differ from management's estimate.

Income Taxes

The Company is liable for income taxes in the United States and Canada. In making an estimate of its income tax liability the Company must first make an assessment of which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on the Company's balance sheet. The Company also makes an estimate on the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. Management assesses the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied to, the number of years based on management's estimate it will take to use the tax assets and any other special circumstances. If different judgements had been used, the Company's income tax liability could have been different from the amount recorded. In addition, the taxing authorities of those jurisdictions upon audit may not agree with the Company's assessment. Note 12 of the 2006 Consolidated Financial Statements provides an analysis of the movements in the valuation allowance.

Stock Compensation

The Company maintains several stock option plans under which incentive stock options may be granted to employees and non-employee directors. The Company had previously adopted the fair value measurement provisions of SFAS No. 123 which required the note disclosure of the Company's earnings as if stock compensation was recorded. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123(R), Stock Based Compensation, using the modified prospective transition method which requires the Company to record Stock Based Compensation expenses within the Statement of Earnings. As required by the standard the Company has presented the prior year proforma note disclosure for Stock Based Compensation.

SunOpta Inc.	41	December 31, 2006 – 10-K

Net earnings for the year ended December 31, 2006 includes $556,000 of compensation expense related to our stock-based compensation arrangements including $170,000 in stock based compensation for the employees of Opta Minerals Inc. Net earnings for the year ended December 31, 2005 included $nil of stock based compensation; however, in accordance with the proforma note disclosure requirements of FAS 123 the Company would have reported a pre-tax expense of $5,759,000 including the impact of accelerated vesting of certain options. The Company also realized a cash tax benefit of $397,000 relating to options granted in prior years and exercised in the current year. The benefit was recorded as an increase to contributed surplus. The proforma net earnings have been restated from prior years to reflect the fact that stock compensation expense relating to the Company's US employees is tax deductible. The impact of this restatement was to reduce the proforma stock compensation expense to $4,849,000 in 2005 and $1,211,000 in 2004 from $5,759,000 and $1,365,000. As a result, proforma net earnings has been restated to $8,709,000 in 2005 and $9,805,000 in 2004 and proforma EPS is now $0.15 and $0.18 (compared to $0.14 for 2005 and $0.18 in 2004).

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. SunOpta will adopt the provisions of FIN 48 on January 1, 2007. The Company has made a preliminary assessment of the impact of FIN 48 which will include uncertain tax positions and tax returns not audited by tax authorities. The Company does not believe implementation will have a material impact on the results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of assessing the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

Results of Operations

2006 Operations Compared With 2005 Operations

Consolidated

	Dec 31, 2006	Dec 31, 2005	Change	Change
		$	$	%
Revenue
SunOpta Food Group	530,453,000	386,541,000	143,912,000	37.2%
Opta Minerals	64,261,000	34,659,000	29,602,000	85.4%
SunOpta BioProcess & Corporate	3,312,000	4,901,000	(1,589,000)	-32.4%
Total Revenue	598,026,000	426,101,000	171,925,000	40.3%

Segment Operating Income[1]
SunOpta Food Group	23,007,000	16,245,000	6,762,000	41.6%
Opta Minerals	6,876,000	3,808,000	3,068,000	80.6%
SunOpta BioProcess & Corporate	(6,585,000)	(3,505,000)	(3,080,000)	-87.9%
Total Segment Operating Income	23,298,000	16,548,000	6,750,000	40.8%
Interest Expense	7,021,000	3,417,000	3,604,000	105.5%
Other (income) expense, net	1,147,000	(3,571,000)	(4,718,000)	-132.1%
Provision for income taxes	3,129,000	2,566,000	563,000	21.9%
Minority Interest	1,042,000	578,000	464,000	80.3%
Net earnings	10,959,000	13,558,000	(2,599,000)	-19.2%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

SunOpta Inc.	42	December 31, 2006 – 10-K

Revenues for the year increased 40.3% to $598,026,000 based on internal growth of 16.1% (2005 – 13.5%) or $83,054,000 and acquisitions of $88,871,000. Please note that internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year. We calculate internal growth by adding the acquired revenue of $88,871,000 to the 2005 base revenue of $426,101,000 and deducting the total from the 2006 revenue of $598,026,000. Revenue was $163,506,000 in the fourth quarter, representing an increase of 33.9% versus 2005 and the highest quarterly sales in the Company's history.

Total segment operating income increased to $23,298,000, representing an increase of 40.8% versus fiscal 2005. Growth in operating income was consistent with revenue growth. The Food Group results include a loss of $3,948,000 relating to the Sunflower business (primarily related to inventory writedowns and high processing costs due to poor 2005 crop) and the frozen product recall issue for costs of $779,000, resulting in a total of $4,727,000 at the operating income level.

Interest expense increased in 2006 due to increased debt including operating lines of approximately $38,635,000, primarily related to acquisitions (including debt assumed) and other growth initiatives and a combination of increased interest rates due to increases in base rates such as LIBOR and increases in the Company's rate premium over LIBOR with its lenders. The Company's long term debt to equity ratio is 0.44:1:00, below the Company's long term target. Bank indebtedness is approximately 32.1% of eligible accounts receivable and inventory which it finances.

Other income (expense) includes additional costs related to the recall of $822,000 related to direct expenses incurred by SunOpta and by the Fruit Group's key customer affected by this issue. It also includes costs of $325,000 related to the settlement of a legal matter and the write off of certain acquisition costs related to an uncompleted acquisition. The 2005 other income is primarily due to the dilution gain related to the initial public offering (IPO) of Opta Minerals Inc. of $5,540,000 offset by write-downs of certain assets and other one-time items including a write-down related to certain legal costs relating to a lawsuit awarded in 2004. For further details see note 17 and note 14 (a) of the 2006 Consolidated Financial Statements.

The 2006 tax rate is 20.7% and reflects the benefit of certain tax strategies. The income tax rate for 2005 was 15.4% recognizing the fact that the dilution gain on the Opta Minerals IPO was not taxable. With the exception of the dilution gain the rate in 2005 would have been approximately 29.2%.

Minority interest in 2006 is $1,042,000 compared to $578,000 in 2005, reflecting the minority interest component of Opta Minerals as the Company owned approximately 70.4% of this business during 2006. For 2005 the minority interest of $472,000 is related to Opta Minerals and $106,000 due to the 49.1% minority interest of Organic Ingredients prior to SunOpta acquiring the balance of this company in April 2005.

Net earnings for the year decreased by 19.2% due to the factors noted above, with further details provided below for each operating group. Basic and diluted earnings per share are $0.19 in 2006 compared to $0.24 for 2005. The earnings per share in 2005 includes $0.08 per share related to the dilution gain as noted above.

SunOpta Inc.	43	December 31, 2006 – 10-K

Segmented Operations Information

SunOpta Food Group for the Year Ended:
	Dec 31, 2006	Dec 31, 2005	Change	Change
	$	$	$	%
SunOpta Food Group Revenue
SunOpta Grains & Foods	185,646,000	148,084,000	37,562,000	25.4%
SunOpta Ingredients	66,465,000	63,953,000	2,512,000	3.9%
SunOpta Fruit	142,817,000	74,628,000	68,189,000	91.4%
SunOpta Cdn Food Distribution	135,525,000	99,876,000	35,649,000	35.7%
Total SunOpta Food Group Revenue	530,453,000	386,541,000	143,912,000	37.2%

SunOpta Food Group Operating Segment Income[1]
SunOpta Grains & Food	5,852,000	8,005,000	(2,153,000)	-26.9%
SunOpta Ingredients	5,293,000	3,784,000	1,509,000	39.9%
SunOpta Fruit	6,401,000	3,165,000	3,236,000	102.2%
SunOpta Cdn Food Distribution	5,461,000	1,291,000	4,170,000	323.0%
Total SunOpta Food Group Segment Operating Income[1]	23,007,000	16,245,000	6,762,000	41.6%
SunOpta Food Group Segment Margin %	4.3%	4.2%		0.1%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest. Segment Margin % is calculated as segment operating income divided by segment revenues.)

The Food Group contributed $530,453,000 or 88.7% of the Company's total consolidated 2006 revenues versus $386,541,000 or 90.7% in 2005. Internal growth within the Food Group was 18.4% in 2006 (2005 - 13.2%), calculated on a consistent basis, including revenues of acquired businesses integrated from the date of acquisition compared to the same period in the previous year. Internal growth for the fourth quarter was 16.3%, lead by strong internal growth within the Grains and Foods Group and the Fruit Group.

Gross profit in the Food Group increased by $21,770,000 in 2006 to $84,884,000 or 16.0% of revenues compared to $63,114,000 or 16.3% of revenues in 2005. During the year the Food Group had two significant events effecting gross margin. First, the Food Group incurred gross margin losses in the sunflower business of $1,646,000 due primarily to inventory writedowns and processing losses related to sunflower product. Secondly the Company recorded a provision for inventory rework that was produced at the time of the recall concern within the Fruit Group for approximately $779,000. With the exception of the two items noted above, margins have generally improved in the various operating Groups, which is due to better product mix, selective pricing and better overall capacity utilization. Margins for the fourth quarter were 16.1% compared to 15.6% in 2005.

Selling, general and administrative expenses increased to $45,435,000 or 8.6% of revenues in 2006 from $33,717,000 or 8.7% of revenues in 2005. This increase was due primarily to acquisitions.

Warehousing and distribution costs increased by $2,659,000 to $16,114,000 in 2006 versus $13,455,000 in 2005. The increase is due to internal growth and acquisitions completed within the Distribution Group in 2005 and 2006 and further discussed within the Distribution Group section of this MD&A. Warehousing and distribution expenses related to manufacturing operations are included within cost of sales.

The Food Group recorded a foreign exchange loss for the year of $328,000 compared to a gain of $303,000 in 2005. The loss is primarily due to the mark to market contracts to hedge the Euro for specific sales with the Grains and Foods Group

SunOpta Inc.	44	December 31, 2006 – 10-K

Resulting operating earnings within the Food Group were $23,007,000 in 2006 compared to $16,245,000 in 2005, a 41.6% increase. Segment margin was 4.3% compared to 4.2% in 2005. For the fourth quarter of 2006 operating margin was 3.6% compared to 4.2% in 2005 reflecting recall costs incurred in the quarter. With the exception of the Grains and Foods Group due to the sunflower issues noted above, all other Groups increased their segment margin percentage in 2006 compared to 2005. Key factors and trends that should continue into 2007 include, strong volume growth in aseptic and ESL packaged soy based products which will further increase with the addition of a significant new ESL contract in late 2006, increasing oat and soy fiber sales due to increased capacity in 2006 and the expectation of continued strong demand, expanded fruit sales with increased capacity in many of the Fruit Group operations in 2007 including a third IQF tunnel in the berry operations and significant capacity increases within the fruit snack business, and increased revenues within the Distribution Group due to the full year impact of 2006 acquisitions. See the individual segments within the Food Group below for further detailed commentary related to 2006 results and 2007 outlook.

SunOpta Grains & Foods Group

	Dec 31, 2006	Dec 31, 2005	Change	Change
	$	$	$	%
Revenue	185,646,000	148,084,000	37,562,000	25.4%
Gross Margin	17,754,000	16,418,000	1,336,000	8.1%
Gross Margin %	9.6%	11.1%		-1.5%

Segment Operating Income[1]	5,852,000	8,005,000	(2,153,000)	-26.9%
Segment Margin %	3.2%	5.4%		-2.2%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest. Segment Margin % is calculated as segment operating income divided by segment revenues.)

The Grains and Foods Group contributed $185,646,000 in revenues in 2006 versus $148,084,000 in 2005, a 25.4% increase. Internal growth for the year was 22.9% with the remaining increase coming from the acquisition of Earthwise Processors in the second quarter of 2005. The Group realized increases of $19,281,000 in aseptic and extended shelf life product sales due to new contracts awarded in 2006 with major retailers. The Group also had increased revenues in its grain and sunflower based businesses of $18,002,000. Approximately $7,447,000 of the increase is due to the full year impact of the Earthwise acquisition including internal growth within the Earthwise business, $6,935,000 primarily from organic feed products and specialty and commodity based corn and $3,620,000 from increased sales of food ingredients including organic oils, sweeteners and dairy products. The roasted products, snack food business also had increases of $279,000 versus the prior year.

Gross margin in the Grains and Foods Group increased by $1,336,000 in 2006 compared to 2005 however the margin rate fell 1.5% to 9.6% in 2006. During the year the Group incurred Sunflower inventory writedowns and processing issues related to a poor 2005 crop and had a gross margin loss of approximately $1,646,000 compared to $3,577,000 gross margin in 2005. The increase of $6,557,000 in gross margins, excluding the variance within sunflower, are due to increased volumes and efficiencies and cost savings with the Group's aseptic packaging operation offset by slightly lower margin rates in the company's grain business due primarily to product mix and higher maintenance and utility costs.

SG&A has increased to $11,564,000 or 6.2% of revenues compared to $8,682,000 or 5.9% or revenues in 2005. The increase is due to the acquisition of Earthwise, increased personnel due to internal growth and increase in bad debt provision.

Foreign exchange losses of $338,000 compared to gains of $269,000 in 2005 and are due to forward contracts within the sunflower business for sales realized in Euros. These transactions are marked to market at the end of each reporting period.

The decrease in operating income is due to the factors noted above.

SunOpta Inc.	45	December 31, 2006 – 10-K

Looking forward, we expect a rebound in our sunflower business based on an average crop year in 2006 which, if achieved, would generate improved margins in 2007 and higher segment income from the Grains & Food Group. The crops for both soy and corn are of good quality. In 2007 we intend on focusing on growing our IP soy bean business, increasing revenues from organic feed, increasing our participation in the specialty oils market and continuing to pursue aseptic and ESL soy beverage accounts. The long term expectation for this Group is a segment operating margin of 6% to 8% which is based on the sunflower business returning to profitability, improved product mix, facility utilization and cost control.

SunOpta Ingredients Group

	Dec 31, 2006	Dec 31, 2005	Change	Change
	$	$	$	%
Revenue	66,465,000	63,953,000	2,512,000	3.9%
Gross Margin	11,485,000	11,150,000	335,000	3.0%
Gross Margin %	17.3%	17.4%		-0.1%

Segment Operating Income[1]	5,293,000	3,784,000	1,509,000	39.9%
Segment Margin %	8.0%	5.9%		2.1%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest. Segment Margin % is calculated as segment operating income divided by segment revenues.)

The Ingredients Group contributed revenues of $66,465,000 in 2006 as compared to $63,953,000 in 2005, a 3.9% increase. The increase is attributable to an increase in fiber revenues of $6,954,000 due to success of soy fiber launched in the second quarter and a resurgence of oat fiber after the decline that affected the Group in 2005 with the dramatic fall off of the Atkins Diet. The Group also realized increased sales of acid whey which was launched in the fourth quarter of 2005 by $1,691,000 and increases in contract manufacturing of $821,000. The largest decline during the year was $3,842,000 due to the loss of a significant contract manufacturing customer. Other net declines of $3,118,000 in revenues were realized primarily as a result of reduced dairy blend and other blending operations.

Gross margin in the Ingredients Group increased by $335,000 and margin percentage was essentially unchanged from 2005. Margins were positively impacted by $295,000 due to increased volumes of fiber and bran products and plant utilization. This includes approximately $700,000 in additional costs resulting from unscheduled down time from manufacturing disruptions and utility interruptions. Margins declined $1,328,000 due to the loss of the contract manufacturing customer offset by $1,368,000 in margin improvements on all other products.

Selling, general and administrative expenses decreased to $6,191,000 in 2006 versus $7,377,000 in 2005. The decrease is due to reduced headcount and improved focus on discretionary spending.

The Group had a foreign exchange loss in 2006 of $1,000 compared to a gain in 2005 of $11,000.

Operating income is $5,293,000, an increase of $1,509,000 or 8.0% of revenues due to the factors noted above.

The Ingredients Group will continue to focus on growing its fiber portfolio and customer base in 2007. During 2006, the Group made significant progress towards enhancing capacity by approximately 25% depending on product mix. The Group expects to continue to expand capacity through internal growth projects or via acquisition. The Group is also exploring adding soluble fibers to its portfolio of products. The Group's objective is to grow segment operating income percentage to 10% to 12% of revenues in the next several years by focusing on growth of higher margin products, increased capacity utilization, and continued cost reduction programs.

SunOpta Inc.	46	December 31, 2006 – 10-K

SunOpta Fruit Group

	Dec 31, 2006	Dec 31, 2005	Change	Change
	$	$	$	%
Revenue	142,817,000	74,628,000	68,189,000	91.4%
Gross Margin	20,137,000	10,431,000	9,706,000	93.0%
Gross Margin %	14.1%	14.0%		0.1%

Segment Operating Income[1]	6,401,000	3,165,000	3,236,000	102.2%
Segment Margin %	4.5%	4.2%		0.3%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest. Segment Margin % is calculated as segment operating income divided by segment revenues.)

Fruit Group revenues increased 91.4 % versus the previous year and consisted of a combination of internal growth of 25.9% and acquisition growth of 65.5% resulting from the mid year acquisitions of Cleugh's Frozen Foods and Pacific Fruit Processors in 2005 and the acquisition of Hess Food Group in 2006. Internal revenue growth of $29,424,000, which includes internal growth on businesses acquired in 2005, is attributable to growth in revenue across all businesses including; increase in IQF fruit and frozen strawberry sales of $12,480,000; increase in sales of organic fruit juices and organic industrial products of $14,571,000; increase in sales of natural and organic fruit snacks of $1,988,000; and increase in sales of other products of $385,000. Incremental sales from acquisitions accounts for $38,765,000 of the increase in revenue year over year.

Gross margin as a percentage of revenue of 14.1% reflects costs of $779,000 that will be incurred to rework certain inventory processed at the Group's Salinas facility during the suspected recall period. While the Company believes this inventory to be safe and saleable in its current form the Company has decided on the most prudent and cautious action by voluntarily heat treating this inventory and reselling this inventory as puree product. Other costs and expenses related to the contamination have been recorded in other income and expense and have been excluded from segment operating income. Gross margin as a percentage of revenue is expected to improve in 2007. This increase reflects expected plant and other cost efficiency initiatives, increased facility utilization, and improved product mix.

SG&A as a percentage of revenue was 9.6% in 2006 compared to 9.7% in the previous year. The decline as a percentage of revenue is largely due to leveraging resources as the Group continues to experience significant growth, partially offset by certain additional resources and incremental direct variable costs including brokerage fees.

The Group had a foreign exchange gain of $5,000 during the year compared to a loss of $28,000 in 2005.

Segment operating income percentage for the Group was 4.5% in 2006, compared to 4.2% in 2005. The Group will continue to target an improvement in segment margins of 8% to 10% through a combination of strategic pricing, automation and integration among divisions, process efficiencies, procurement optimization and increase in volume to leverage asset utilization. The Group will continue to assess acquisitions that support its strategic plans to expand its global sourcing capabilities, expand its internal processing capabilities and geographical location, and expand its niche product portfolio in industrial, food service and private label markets.

SunOpta Canadian Food Distribution Group

	Dec 31, 2006	Dec 31, 2005	Change	Change
	$	$	$	%
Revenue	135,525,000	99,876,000	35,649,000	35.7%
Gross Margin	35,508,000	25,115,000	10,393,000	41.4%
Gross Margin %	26.2%	25.1%		1.1%

Segment Operating Income[1]	5,461,000	1,291,000	4,170,000	323.0%
Segment Margin %	4.0%	1.3%		2.7%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest. Segment Margin % is calculated as segment operating income divided by segment revenues.)

SunOpta Inc.	47	December 31, 2006 – 10-K

The Distribution Group contributed revenues of $135,525,000 in 2006 versus $99,876,000 in 2005, an increase of $35,649,000 or 35.7%. Internal growth within the Group including growth at acquired companies was 13.1% or $15,746,000. The remaining increase of $19,903,000 was due to the acquisition of Hahamovitch completed in late 2005 and the acquisitions of Purity Life, Aux Mille et une Saisons and the Quest brand completed in the third and fourth quarters of 2006.

Gross margin rates increased in 2006 by 1.1% versus 2005. Margins on produce decreased slightly by 50 bps reflecting increased competitiveness in the Eastern markets. Margins on the rest of the business including grocery items and Purity Life's line of health and beauty aids, vitamins, supplements and natural health products have increased just under 200 bps due to better product mix with more specialty food products including kosher and a higher inherent gross margin on Purity Life's portfolio of owned brands. Higher margins on the owned brands are offset to a degree by higher marketing and promotion costs included in SG&A. The Group is focused on increasing the number of exclusive brands that it carries with the grocery and health care businesses as these generally have better margins and on reduced spoilage and improved margins with its Eastern based produce businesses.

Warehousing and distribution costs increased to $16,144,000 from $13,455,000 in 2005. Selling, general and administrative expenses increased to $13,909,000 in 2006 versus $10,420,000 in 2005. As a percentage of revenues, warehousing and distribution and SG&A have decreased to 22.2% of revenues compared to 23.9% in 2005. The decrease reflects a focus on integration and cost savings throughout the Distribution Group. The Company expects further savings in 2007 as the recent acquisitions are integrated and costs leveraged throughout the Group. Specific to this integration the Group will move in the fourth quarter of 2007 to a newly built 95,000 square foot warehouse in western Canada which will consolidate three warehouses currently used by the Western grocery and Purity Life based businesses. The Group also has further integration opportunities between the recently acquired Purity Life and Quest businesses and between the Eastern Grocery and recently acquired Aux Mille businesses. In 2007 the Group will convert its grocery operations to enterprise based software which specializes in food distribution based businesses. The rollout will begin in the second quarter of 2007 starting with the western grocery businesses. It is expected that this will become the platform for all the distribution businesses and will allow for better information and consolidation of certain back office functions. The Group is focused to reduced warehousing and distribution and SG&A expenses to approximately 20% of revenues.

A gain of $6,000 was realized on foreign exchange in the Group compared to $51,000 during 2005.

The increase in segment margin to 4.0% of revenues is due to the factors noted above. Management is targeting a 2008 segment operating income percentage of 5% to 6% based on savings and efficiencies from the western warehouse as noted above, further integration of 2006 acquisitions during 2007, expansion of exclusive brands that the business carries, reduced spoilage and other savings including operating efficiency improvements provided by the new food distribution enterprise software.

Opta Minerals Inc.

	Dec 31, 2006	Dec 31, 2005	Change	Change
	$	$	$	%
Revenue	64,261,000	34,659,000	29,602,000	85.4%
Gross Margin	15,974,000	7,495,000	8,479,000	113.1%
Gross Margin %	24.9%	21.6%		3.3%

Segment Operating Income[1]	6,876,000	3,808,000	3,068,000	80.6%
Segment Margin %	10.7%	11.0%		-0.3%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest. Segment Margin % is calculated as segment operating income divided by segment revenues.)

Opta Minerals contributed $64,261,000 or approximately 10.7% of the total Company's consolidated revenues in the year ended December 31, 2006, compared to $34,659,000 or 8.1% in 2005. Internal growth for the year was 3.7%. The increase in revenue from 2006 to 2005 is primarily due to the acquisitions completed during the year of Magtech and Bimac with revenues of approximately $25,807,000. The remaining increase of $3,795,000 is primarily due to increases at U.S facilities primarily due to increased abrasive sales.

The increase in gross margin percentage is due to higher margins related to the MagTech and Bimac acquisitions which have inherently higher margins than the base businesses, partially offset by higher freight costs.

SunOpta Inc.	48	December 31, 2006 – 10-K

Selling, general and administrative expenses increased by $5,363,000 to $9,317,000 or 14.5% of revenues in 2006, compared to $3,954,000, or 11.4% in revenues in 2005. The rate increase is due to the appreciation of the Canadian dollar as most of the SG&A expenses are incurred at the Canadian head office and due to the acquisitions which have higher SG&A rates than the base businesses due in part to the amortization of intangibles acquired as part of the acquisitions.

Opta Minerals realized $219,000 in foreign exchange gains during 2006 compared to a gain of $266,000 in 2005.

Segment operating income is $6,876,000 or 10.7% of revenues compared to $3,808,000 or 11.0% of revenues due to the factors noted above. The target segment operating margin for this Group is 12.0% based on leverage of SG&A costs through further internal and acquisition growth, strategic pricing and a focus on excess capacity utilization. Note since SunOpta owns 70.4% of Opta Minerals, segment operating income is presented prior to minority interest expense.

SunOpta BioProcess Group and Corporate Office

	Dec 31, 2006	Dec 31, 2005	Change	Change
	$	$	$	%
Revenue	3,312,000	4,901,000	(1,589,000)	-32.4%
Gross Margin	876,000	888,000	(12)	-1.4%
Gross Margin %	26.4%	18.1%		8.3%

Segment Operating Income[1]	(6,585,000)	(3,505,000)	(3,080,000)	-87.9%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest. Segment Margin % is calculated as segment operating income divided by segment revenues.)

Revenues were $3,312,000 in 2006 versus $4,901,000 in 2005. Revenues during 2006 were derived from equipment supply contracts for the production of cellulosic ethanol. Revenues in the comparative period were derived from pre-engineering, research and development work and equipment supply contracts also focusing on the production of cellulosic ethanol.

Gross margin rate in the BioProcess Group of 26.4% in 2006 compared to 18.1% in 2005. The gross margin rate difference is reflective of differing margins on the projects that the BioProcess Group has had in 2005 and 2006.

Selling, general and administrative expenses relating to BioProcess and Corporate were $7,384,000 in 2006 compared to $5,163,000 in 2005, an increase of $2,221,000. Information technology costs have increased approximately $2,068,000 which includes approximately $533,000 incremental in non-cash depreciation related to Oracle costs and other operating costs including additional IT personnel related to the Oracle enterprise software rollout and other IT initiatives. All other corporate costs have increased approximately $1,513,000 due to increases in corporate personnel and other increases related to a growing public company. These costs are offset by increased management fees of $1,719,000 to the operating groups. BioProcess Group's SG&A has increased $359,000 related to increased personnel as the Company prepares for increased activity and growth within the cellulosic ethanol industry.

The Group had a foreign exchange loss of $77,000 in 2006 compared to an exchange gain of $771,000 in 2005. $244,000 of the gain in 2005 is due to derivative contracts in place to hedge the Euro denominated Abengoa contract to Canadian dollars. This contract had been marked to market creating a gain as the Canadian dollar had appreciated against the Euro. The remaining gains were from corporate and related to the appreciation of the Canadian dollar compared to the U.S. dollar. The loss in 2006 is primarily due to the depreciation of the Canadian dollar compared to the U.S. dollar in the last quarter of the 2006.

The BioProcess and Corporate Operating loss in 2006 of $6,585,000 compared to $3,505,000 in 2005 was due to the factors noted above.

SunOpta Inc.	49	December 31, 2006 – 10-K

The BioProcess Group will continue to work on contracts related to the development and commercialization of processes to be utilized in the production of cellulosic ethanol. Demand for cellulosic ethanol applications from biomass continues to increase as many countries attempt to reduce its dependence on crude oil. The SunOpta BioProcess Group's continuous biomass pretreatment technology is well suited for the conversion of biomass for subsequent conversion to ethanol. The Group will continue to focus on cellulosic ethanol applications in 2007 including a proposed financing to raise approximately $30,000,000 which would be used to further commercialize our proprietary technology and know how in cellulosic ethanol.

2005 Operations Compared With 2004 Operations

Certain prior year figures have been adjusted to conform with the current year presentation.

Consolidated

	Dec 31, 2005	Dec 31, 2004	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	386,541,000	272,722,000	113,819,000	41.7%
Opta Minerals	34,659,000	32,242,000	2,417,000	7.5%
SunOpta BioProcess & Corporate	4,901,000	1,287,000	3,614,000	280.8%
Total Revenue	426,101,000	306,251,000	119,850,000	39.1%

Segment Operating Income[1]
SunOpta Food Group	16,245,000	14,625,000	1,620,000	11.1%
Opta Minerals	3,808,000	3,957,000	(149,000)	-3.8%
SunOpta BioProcess & Corporate	(3,505,000)	(2,819,000)	(686,000)	24.3%
Total Segment Operating Income	16,548,000	15,763,000	785,000	5.0%

Interest Expense	3,417,000	1,522,000	1,895,000	124.5%
Other (income) expense, net	(3,571,000)	12,000	(3,583,000)
Provision for income taxes	2,566,000	3,139,000	(573,000)	-18.3%
Minority Interest	578,000	74,000	504,000	681.1%
Net earnings	13,558,000	11,016,000	2,542,000	23.1%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues for the year 2005 increased 39.1% to $426,101,000 based on internal growth of 13.5% or $50,673,000 and acquisitions of $69,177,000. Please note that internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year. Revenue was $122,070,000 in the fourth quarter, representing an increase of 47.7% versus 2004. Internal growth for the fourth quarter was 18.3%.

Segment operating income increased to $16,548,000, representing an increase of 5.0% versus fiscal 2004. Growth in segment operating income for 2005 lagged behind revenue growth due to a number of factors including the downturn in fiber sales due to the dramatic decline in demand for fiber for low-carb diet applications, integration, supply and competitive issues affecting the Canadian Food Distribution Group and increased freight and energy costs across all businesses. Further details on revenue and segment operating income are provided below by operating group.

Interest expense increased in 2005 due to increased debt including operating lines of approximately $45,000,000, primarily related to acquisitions (including debt assumed) and other growth initiatives and a combination of increased interest rates due to increases in base rates such as LIBOR and increases in the Company's rate premium over LIBOR with its lenders. The Company's long term debt to equity ratio was 0.37:1:00, below the Company's long term target. Bank indebtedness was approximately 15% of eligible accounts receivable and inventory which it finances.

Other income included the dilution gain related to the initial public offering (IPO) of Opta Minerals Inc. of $5,540,000 offset by write-downs of certain assets and other one time items including a write-down related to the recovery of the lawsuit awarded in 2004 and additional legal fees incurred during the year related to the lawsuit. Other income in 2004 primarily included the gain on a lawsuit of $2,646,000 offset by a number of one time items, including the write-down of a trademark for $2,250,000.

SunOpta Inc.	50	December 31, 2006 – 10-K

The income tax rate for 2005 was 15.4% recognizing the fact that the dilution gain on the Opta Minerals IPO was not taxable. With the exception of the dilution gain the rate would have been approximately 29.2%. The tax rate in 2004 was 22.1%.

Minority interest in 2005 was $578,000, reflecting the minority interest component of Opta Minerals of $472,000 as a result of the IPO in February 2005 and $106,000 due to the 49.1% minority interest of Organic Ingredients prior to SunOpta acquiring the balance of this Company in April 2005. Minority interest in 2004 was solely attributable to Organic Ingredients.

Net earnings for 2005 increased by 23.1% due to the factors noted above, with further details provided below for each operating group. Basic and diluted earnings per share were $0.24 for 2005 compared to $0.20 in 2004, a 20% increase. Basic and diluted earnings per share for the fourth quarter were $0.03 and $0.01 respectively for 2005 and 2004.

Segmented Operations Information

SunOpta Food Group for the Year Ended:

	Dec 31, 2005	Dec 31, 2004	Change	Change
	$	$	$	%
SunOpta Food Group Revenue
SunOpta Grains & Foods	148,084,000	120,685,000	27,399,000	22.7%
SunOpta Ingredients	63,953,000	66,301,000	(2,348,000)	-3.5%
SunOpta Fruit	74,628,000	9,790,000	64,838,000	662%
SunOpta Cdn Food Distribution	99,876,000	75,946,000	23,930,000	31.5%
Total SunOpta Food Group Revenue	386,541,000	272,722,000	113,819,000	41.7%

SunOpta Food Group Operating Income (loss)[1]
SunOpta Grains & Food	8,005,000	4,346,000	3,659,000	84.2%
SunOpta Ingredients	3,784,000	6,585,000	(2,801,000)	-42.5%
SunOpta Fruit	3,165,000	94,000	3,071,000	3267%
SunOpta Cdn Food Distribution	1,291,000	3,600,000	(2,309,000)	-64.1%
Total SunOpta Food Group Segment Operating
Income[1]	16,245,000	14,625,000	1,620,000	11.1%
Segment Operating Margin %	4.2%	5.4%		-1.2%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest. Segment Margin % is calculated as segment operating income divided by segment revenues.)

The Food Group contributed $386,541,000 or 90.7% of the Company's total consolidated 2005 revenues versus $272,722,000 or 89.1% in 2004. Internal growth within the Food Group was 13.2%, calculated on a consistent basis, including revenues of acquired businesses integrated from the date of acquisition compared to the same period in the previous year. Internal growth for the fourth quarter was 17.4%, led by strong internal growth within the Grains and Foods Group and a return to positive internal growth within the Ingredients Group as oat fiber sales increased following the decline in the low-carb market.

Gross profit in the Food Group increased by $12,110,000 in 2005 to $63,114,000 or 16.3% of revenues compared to $51,004,000 or 18.7% of revenues in 2004. The decrease in gross margin rate reflects the impact of product mix due to the growth in the Fruit Group to approximately 19% of Food Group sales, which has a lower inherent margin rate of approximately 14%, a reduction of margin and volumes of oat fiber which in 2004 was one of the Company's higher margin products and a reduction of margin rate on fresh produce within the Distribution Group due to supply and competitive pressures. Margins for the fourth quarter were 15.6% in 2005 and 17.5% in 2004, lower than the annual average due to the seasonal nature of the Company's sales and the acquisitions in the Fruit Group which occurred late in the second quarter of 2005.

SunOpta Inc.	51	December 31, 2006 – 10-K

Selling, general and administrative expenses increased to $33,717,000 or 9.4% of revenues in 2005 from $30,395,000 or 11.1% of revenues in 2004. The decline in rate is due to the change in business mix as a result of acquisitions in both the Fruit Group and Grains and Foods Group which have lower inherent SG&A as a percent of sales and due to certain synergies and cost reduction programs implemented throughout the Food Group including reductions in the Distribution Group due to combining acquired businesses plus the reduced impact of Sarbanes-Oxley compliance costs.

Warehousing and distribution costs increased by $7,439,000 to $13,455,000 in 2005 versus $6,016,000 in 2004. The increase was due to acquisitions completed within the Distribution Group in 2004 and are discussed within the Distribution Group section of this MD&A Warehousing and distribution expenses related to manufacturing operations are included within cost of sales.

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

SunOpta Grains & Foods Group

	Dec 31, 2005	Dec 31, 2004	Change	Change
	$	$	$	%
Revenue	148,084,000	120,685,000	27,399,000	22.7%
Gross Margin	16,418,000	13,134,000	3,284,000	25.0%
Gross Margin %	11.1%	10.9%	0.2%

Segment Operating Income[1]	8,005,000	4,346,000	3,659,000	84.2%
Segment Margin %	5.4%	3.6%		1.8%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest. Segment Margin % is calculated as segment operating income divided by segment revenues.)

The Grains and Foods Group contributed $148,084,000 in revenues in 2005 versus $120,685,000 in 2004, a 22.7% increase. Revenues were favourably impacted by the acquisition of Earthwise Processors in the second quarter contributing $5,717,000 in revenues and internal growth including internal growth on the Earthwise acquisition of 19.6%. The Group realized increases of $11,470,000 in aseptic based product sales due to the annualized impact of a long-term contract awarded in August 2004 plus increases in revenues with its other aseptic customers; increases in sunflower product sales of $5,780,000 due to higher prices in the early part of 2005 and additional supply due to additional contracted acreage in Texas; increases in roasted products from the Group's healthy convenience facility of $2,921,000 and $2,621,000 in additional food ingredient sales. These increases were offset by revenue decreases of $1,110,000 primarily attributable to a reduction of liquid soy base sales, as a major customer continues to increase internal processing capacity.

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

The increase in segment operating income of $3,659,000 to $8,005,000 reflected the increase in gross margin as noted above, offset by an increase in selling general and administration costs and a foreign exchange gain realized on Euro contracts entered into to hedge against sales by the Group in Euros. Selling, general and administrative costs remained virtually unchanged at $8,682,000, however as a percent of revenues declined to 5.9% from 7.2% in the previous year, due in most part to synergies realized with the Earthwise acquisition and higher revenues through existing facilities and with existing customers.

SunOpta Inc.	52	December 31, 2006 – 10-K

SunOpta Ingredients Group

	Dec 31, 2005	Dec 31, 2004	Change	Change
	$	$	$	%
Revenue	63,953,000	66,301,000	(2,348,000)	-3.5%
Gross Margin	11,150,000	14,363,000	3,213,000	-22.4%
Gross Margin %	17.4%	21.7%	(4.3%)

Segment Operating Income[1]	3,784,000	6,585,000	(2,801,000)	-42.5%
Segment Margin %	5.9%	9.9%		-4.0%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest. Segment Margin % is calculated as segment operating income divided by segment revenues.)

The Ingredients Group contributed revenues of $63,953,000 in 2005 as compared to $66,301,000 in 2004, a 3.5% decline. The decrease is attributable to the year over year impact of the decline in the low-carb market as oat fiber revenues decreased by $2,606,000 compared to 2004. The low-carb market began to decline at the beginning of Q4 2004. The Company was encouraged by the fact that for the first time in four quarters, oat fiber revenues in the fourth quarter of 2005 were higher than the same quarter in the previous year at $7,040,000 versus $6,600,000 respectively. The increase was due to the addition of new accounts, new applications including pet food and line extensions of the existing products. Bran products and the production of guar fiber products also performed well in the year with increases of $904,000 and $1,209,000 respectively, offsetting declines in revenues of $1,855,000 due to a reduction in certain packaging and technical processing volumes.

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

Selling, general and administrative expenses decreased to $7,377,000 in 2005 versus $7,869,000 in 2004. The decrease was due to reduced bonus expense and improved focus on discretionary spending.

The Group had a foreign exchange gain in 2005 of $11,000 compared to a gain in 2004 of $91,000. Previous year gains were due to the St. Thomas Canada facility which was closed in mid 2004.

Segment operating income of $3,784,000 declined by $2,801,000 due to the factors noted above.

SunOpta Fruit Group

	Dec 31, 2005	Dec 31, 2004	Change	Change
	$	$	$	%
Revenue	74,628,000	9,790,000	64,838,000	662%
Gross Margin	10,431,000	2,368,000	8,063,000	341%
Gross Margin %	14.0%	24.2%	(10.2%)

Segment Operating Income[1]	3,165,000	94,000	3,071,000	3,267%
Segment Margin %	4.2%	1.0%		3.2%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest. Segment Margin % is calculated as segment operating income divided by segment revenues.)

Effective July 1, 2005, the Company expanded its segment reporting within the SunOpta Food Group to include the SunOpta Fruit Group. The SunOpta Fruit Group comprises the 2005 acquisitions of Pacific Fruit Processors and Cleugh's Frozen Foods as well as the previous acquisitions of Organic Ingredients in 2004 and Kettle Valley Dried Fruit in 2003. Almost all the revenue increase was from acquisitions in 2005 and 2004, however internal growth based on pre and post acquisition revenues was approximately 28%, with Organic Ingredients almost doubling their business from 2004.

The decline in Gross Margin rate from 2004 reflects the lower inherent margin rates in the acquired businesses and reduced margins in Kettle Valley (offsetting reduced SG&A) as the business focus shifted to private label versus branded products.

SunOpta Inc.	53	December 31, 2006 – 10-K

SunOpta Canadian Food Distribution Group

	Dec 31, 2005	Dec 31, 2004	Change	Change
	$	$	$	%
Revenue	99,876,000	75,946,000	23,930,000	315%
Gross Margin	25,115,000	21,139,000	3,976,000	18.8%
Gross Margin %	25.1%	27.8%	(2.7%)

Segment Operating Income[1]	1,291,000	3,600,000	(2,309,000)	-64.1%
Segment Margin %	1.3%	4.7%		-3.4%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest. Segment Margin % is calculated as segment operating income divided by segment revenues.)

The Distribution Group contributed revenues of $99,876,000 in 2005 versus $75,946,000 in 2004, an increase of $23,930,000 or 31.5%. Internal growth within the Group including growth at acquired companies was 7.3% or $6,777,000. The remaining increase of $17,153,000 was due to acquisitions completed in 2004 of Supreme Foods, Distribue-Vie, Snapdragon and Kofman-Barenholtz. The late acquisition in 2005 of Hahamovitch had no impact on revenues as the company was substantially shut down for the balance of the year after SunOpta's acquisition.

Gross margin rates decreased in 2005 by 2.7% versus 2004. Margin rates declined approximately 5% on the fresh produce markets side of the business due to more competitive pricing to maintain market share and supply issues which plagued the first half of the year. Margin rates on grocery products remained consistent year over year.

Warehousing and distribution costs increased to $13,455,000 from $6,016,000 in 2004. Selling, general and administrative expenses decreased to $10,420,000 in 2005 versus $11,620,000 in 2004. As a percentage of revenues, warehousing and distribution and SG&A increased to 23.9% of revenues compared to 23.2% in 2004. The increase reflects the impact of the decrease in sales price noted above, the cost of carrying duplicate warehouses during the bulk of 2005 and integration issues within the Distribution Group. The Company took a series of steps to reduce costs and improve profitability including consolidation of central Canadian warehouses, consolidation of its Western Canadian facilities to service all fresh produce and fruit distribution, reduction in SG&A overhead, cost initiatives focused on reduced spoilage and labor costs and targeted new listings and product lines. The acquisition of Hahamovitch also provided synergies in SG&A costs as well as freight, logistics and purchasing. During the fourth quarter of 2005 the company realized a rate of 24.1% of revenue for warehouse, distribution and SG&A costs compared to 25.1% for the same period in 2004, reflecting improvement after consideration for seasonality as the fourth quarter is traditionally a lower revenue quarter.

A gain of $51,000 was realized on foreign exchange in the Group compared to $97,000 during 2004.

The decline in segment operating income is due to the reduction in gross margin rate within the fresh produce segment of the business and higher warehouse, distribution and SG&A costs in the first part of the year related to the new warehouse in Toronto, prior to consolidation and integration.

Opta Minerals

	Dec 31, 2005	Dec 31, 2004	Change	Change
	$	$	$	%
Revenue	34,659,000	32,242,000	2,417,000	7.5%
Gross Margin	7,495,000	7,021,000	474,000	6.8%
Gross Margin %	21.6%	21.8%	(0.2%)

Segment Operating Income[1]	3,808,000	3,957,000	(149,000)	-3.8%
Segment Margin %	11.0%	12.3%		-1.3%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest. Segment Margin % is calculated as segment operating income divided by segment revenues.)

SunOpta Inc.	54	December 31, 2006 – 10-K

Opta Minerals contributed $34,659,000 or approximately 8.1% of the total Company's consolidated revenues in the year ended December 31, 2005, compared to $32,242,000 or 10.5% in 2004. Internal growth for the year was 6.4% and 6.0% for the fourth quarter. The increase in revenue from 2005 to 2004 was due to net increases in revenues at certain U.S. abrasive facilities (Virginia Materials, Baltimore and Hardeeville) of $1,856,000 as the Baltimore and Hardeeville facilities became fully commissioned during the year, increases at Canadian based facilities of $678,000, primarily due to appreciation of the Canadian dollar offset by weakness in the foundry and automotive industries for the Group's products and other increases of $356,000, including the acquisition of abrasive production assets located in Attica, New York. These increases were offset by a decline in revenues from the Louisiana abrasives facility of $473,000 due to the impact of hurricane Katrina.

The increase in gross margin was due to the previously mentioned increase in volumes and margin rates at the U.S. abrasive facilities of approximately $1,121,000. Offsetting the increase were net declines in margins of $647,000 primarily due to higher freight costs that could not be passed through, and reduced margins at Louisiana due to the volume decline.

Selling, general and administrative expenses increased by $896,000 to $3,954,000 or 11.4% of revenues in 2005, compared to $3,058,000, or 9.5% in revenues in 2004. Approximately half the increase was due to the appreciation of the Canadian dollar as most of the SG&A expenses are incurred at the Canadian head office. The remainder was due to increases in head count and costs associated with becoming a public company, as well as increases to the sales force related to the additional facilities.

Opta Minerals realized $269,000 in foreign exchange gains during the year compared to a loss of $6,000 in 2004.

Segment operating income for the year was $3,808,000 compared to $3,957,000 in 2004, a decline of $149,000 due to factors noted above.

SunOpta BioProcess Group and Corporate Office

	Dec 31, 2005	Dec 31, 2004	Change	Change
	$	$	$	%
Revenue	4,901,000	1,287,000	3,614,000	280.8%
Gross Margin	888,000	414,000	475,000	114.3%
Gross Margin %	18.1%	32.2%	(14.1%)

Segment Operating Income[1]	(3,505,000)	(2,819,000)	(686,000)	-24.3%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues of $4,901,000 in 2005 versus $1,287,000 in 2004 were primarily derived from equipment supply, pre-engineering and research and development work with Abengoa Bio Energy on processes to be utilized in the production of cellulosic ethanol. The 2004 revenue relates to pre-engineering and research and development work with Abengoa.

Gross margin rate in the BioProcess Group of 18.1% in 2005 compared to 32.2% in 2004 was due to product mix as equipment supply margins are lower than what is realized on pre-engineering and research and development services.

Selling, general and administrative expenses were $5,165,000 in 2005 compared to $3,772,000 in 2004, an increase of $1,393,000. Approximately $850,000 of the increase is due to higher information technology costs including hosting of Oracle, amortization of Oracle related costs and additional personnel and consultants related to the Oracle implementation as well as consolidation and standardization of many IT functions and processes throughout the Company. Approximately $300,000 of the increase was related to translation of Canadian based costs to U.S. dollars as the Canadian dollar average rate for 2005 was 1.21 compared to 1.30 in 2004. The remaining $243,000 was due to general increases related to a growing public Company including increases in personnel and related costs, travel and investor relations.

SunOpta Inc.	55	December 31, 2006 – 10-K

The Group had a foreign exchange gain of $771,000 in 2005 compared to $539,000 in 2004. $244,000 of the gain in 2005 was due to derivative contracts in place to hedge the Euro denominated Abengoa contract to Canadian dollars. This contract had been marked to market creating a gain as the Canadian dollar had appreciated against the Euro. The remaining gains were from corporate and related to the appreciation of the Canadian dollar compared to the U.S. dollar.

The BioProcess and Corporate operating loss in 2005 of $3,505,000 compared to $2,819,000 in 2004 was due to the factors noted above.

Liquidity and Capital Resources (at December 31, 2006)

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At December 31, 2006, the Company has availability under certain lines of credit of approximately $41,000,000. (2005 – 27,200,000) Revolving acquisition lines are also available for SunOpta and Opta Minerals with maximum draws up to $Nil (2005 - $10,000,000) and Cdn $3,346,000 (2005 - $5,000,000) respectively.

The Company obtains its long term financing through its credit agreement with a syndicate of lenders. The Company may expand this credit agreement, and/or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes as required.

The Company has the following sources from which it can fund its operating 2007 cash requirements:

  Cash and cash equivalents.

  Available operating lines of credit.

  Cash flows generated from operating activities.

  Cash flows generated from receipts of options currently in-the-money and the employee stock purchase plan.

  Additional long term financing based on securitization of existing assets.

In order to finance significant acquisitions, the Company may need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a target long term debt to equity ratio of approximately 0.60 to 1.00 versus the current position post equity financing of approximately 0.33 to 1.00.

The Company anticipates being able to obtain long term financing in view of its current financial position and past experience in the capital markets.

New and Amended Banking Agreement and Other Lending Facilities

In February 2006 Opta Minerals amended its credit agreement, increasing its term loan facility from Cdn $8,000,000 to Cdn $11,000,000. The initial Cdn $8,000,000 was fully drawn in 2005 and used to repay SunOpta for certain debts owed by Opta Minerals. The remaining Cdn $3,000,000 was fully drawn in February 2006 to assist with the acquisition of the outstanding common shares of MagTech. The company also increased its line of credit facility from Cdn $7,500,000 to Cdn $12,500,000.

In September 2006, the company borrowed $10,000,000 on its acquisition line to assist in the acquisition of certain assets and related companies of Purity Life (note 2). The Company also amended its banking agreement to increase its Canadian line of credit facility from Cdn $15,000,000 to Cdn $25,000,000 and its US line of credit facility from $25,000,000 to $30,000,000.

Other term debt facilities and promissory notes were entered into during the year including debt issued or assumed in connection with the acquisitions of MagTech, Purity Life, Aux Mille, Bimac, Hess and Quest plus certain capital leases.

See note 8 of the Consolidated Financial Statements for further details on existing debt facilities.

SunOpta Inc.	56	December 31, 2006 – 10-K

Cash flows – 2006 compared to 2005

Net cash and cash equivalents decreased ($4,501,000) during fiscal 2006 (2005 – ($2,626,000)) to $954,000 as at December 31, 2006 (2005 - $5,455,000).

Cash provided by operations after working capital changes was a surplus of $9,504,000 for the year ended December 31, 2006 (2005 – decrease of ($7,525,000)), including the use of funds for non-cash working capital of $15,212,000 (2005 – $26,006,000). This utilization consisted principally of an increase in accounts receivable of $3,412,000 and an increase in inventories of $26,640,000. The increase in accounts receivable and inventory was primarily due to the growth in sales in 2006. Overall accounts receivable as a percentage of revenues decreased from 13.5% to 12.3%. This return to more historic levels was primarily due to the timing impact of acquisitions on revenues (partial year) versus the year end reported account receivable balance.

Inventory has increased from 20.7% to 21.2% as a percentage of revenues. The increase in inventory is the result of both acquisitions and a requirement to secure seasonal fruit and grain inventories when harvested to support the company's sales growth initiatives.

Accounts payable and accrued liabilities increased by $16,910,000 (2005 - $1,141,000). All other working capital changes net to a decrease of ($2,070,000) (2005 – increase of $678,000).

Cash used in investment activities of $41,396,000 in 2006 (2005 – $34,703,000), reflects cash used to complete acquisitions, net of cash acquired of $33,188,000 (2005 – $20,920,000), net acquisitions of property, plant and equipment of $10,718,000 (2005 – $13,509,000) net of proceeds from other assets of $2,510,000 (2005 - $274,000).

Cash provided by (used in) financing activities was $27,260,000 in the year ended December 31, 2006 (2005 – $39,309,000), consisting primarily of net increase in operating lines of credit of $12,666,000 (2005 – $7,461,000), net increase in borrowings under long-term debt of $10,839,000 (2005 – $18,619,000), proceeds from the issuance of common shares of $4,501,000 (2005 - $946,000), other payments of ($746,000) (2005 - $2,011,000), and net proceeds from the issuance of common shares of Opta Minerals of $nil (2005 - $14,294,000).

Cash flows – 2005 compared to 2004

Net cash and cash equivalents decreased ($2,626,000) during fiscal 2005 (2004 – $13,909,000) to $5,455,000 as at December 31, 2005 (2004 - $8,081,000).

Cash provided by operations after working capital changes was a deficit of $7,525,000 for the year ended December 31, 2005 (2004 – increase of $10,756,000), including the use of funds for non-cash working capital of $26,006,000 (2004 – $10,170,000). This utilization consisted principally of an increase in accounts receivable of $11,184,000 and an increase in inventories of $16,641,000. The increase in accounts receivable was primarily due to the growth in sales in 2005. Overall accounts receivable as a percentage of revenues increased from 12.5% to 13.5%. This increase was attributable to the timing of large payments received by the Ingredients Group in early January 2006 and a large receivable balance for the BioProcess Group due to timing of payments related to its current equipment contract.

Inventory has increased from 16.2% to 20.7% as a percentage of revenues. This increase is primarily from the Grains and Foods Group which has increased inventories by approximately $7,000,000 due to the timing of grain deliveries and the impact of frozen fruit inventories as a result of product mix versus 2004. Opta Minerals has increased by $6,000,000 due to the commissioning of additional facilities and timing of large inventories of materials sourced internationally.

Accounts payable and accrued liabilities increased by $1,141,000 (2004 - $5,962,000), far less than the increase in inventory. With the acquisition of Cleugh's approximately $4,000,000 was paid to their vendors to bring accounts payable into normal terms. All other working capital changes net to an increase of $678,000 (2004 – decrease of $1,936,000).

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

SunOpta Inc.	57	December 31, 2006 – 10-K

Business and Financial Outlook

The natural and organic foods industries are fast growing via continued common interest in healthy eating. The North American market for organic foods is currently estimated by management to be in excess of $30 billion and growing at a rate of 10 to 20% annually, with the natural market also large and growing. While a large number of companies compete within specific segments of the market, there are relatively few companies as well positioned as SunOpta to take advantage of this rapidly growing market.

Management's strategic objective is to grow the business to an exit rate of $1 billion in revenues by 2007, through a combination of continued internal growth and acquisitions. The Company expects to achieve revenues of $740,000,000 to $760,000,000 in 2007, an increase of 24% to 27% versus 2006. The increase is based on a combination of approximately 15% internal growth and the annualized revenues of acquisitions completed in 2006. The Company expects to earn $0.35 - $0.40 diluted earnings per common share in 2007, excluding any special items or acquisitions that may be completed during the year. In addition, the Company's business plan includes strategies and initiatives designed to improve the underlying performance of the operations and the quality and predictability of earnings. Specifically, the Company is looking to continue to improve the strategic synergies across its Food operations, vertically integrating wherever possible. Initiatives to improve the productivity of the operations include, plant and warehouse rationalization programs, continued training and development of employees, consolidated procurement, supply chain and internal services programs and consolidated information and accounting systems to provide better analysis and timely decision-making. A more fulsome discussion of key strategies is included within Item 1 of this report.

The Company expects to continue its rapid growth through an effective balance of internal growth and acquisitions, all in support of its vertically integrated field to table strategy. Maintaining liquidity and having available sources of cash will be imperative if the Company is to continue to grow. At December 31, 2006 the Company had $954,000 in cash and approximately $40,985,000 in unused bank lines for a total of $41,939,000 in cash and borrowings availability. The Company, including Opta Minerals, also has unused acquisition lines totalling approximately $2,900,000. The Company's remaining cash and unused lines plus cash generated from operations are sufficient to finance capital maintenance estimated at $6,000,000 - $9,000,000, annual debt service of $8,433,000 and payment of the remaining current portion of long-term payables of $1,736,000. In February 2007, the Company raised approximately $51,000,000, net of expenses, in an equity offering. These proceeds will position the Company well for significant internal and acquisition growth over the next several years. Additional sources of cash could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a target long term debt to equity ratio of approximately 0.6 to 1 versus the current position post equity financing of 0.33 to 1.00.

The table below sets out the Company's obligation under its long-term debt, operating and capital leases including interest costs and long term payables, at December 31, 2006:

					2011 and
	2007	2008	2009	2010	thereafter	Total
Long term debt &
capital leases	13,355,000	10,664,000	10,063,000	54,460,000	7,127,000	95,669,000
Operating leases	7,107,000	5,430,000	3,775,000	2,892,000	6,609,000	25,813,000
Long-term payables	1,736,000	3,607,000	-	-	-	5,343,000
	22,198,000	19,701,000	13,838,000	57,352,000	13,736,000	126,825,000

This table does not include certain contingent consideration related to acquisitions that may become payable if predetermined profit targets are achieved. The total amount of contingent consideration payable is not determinable as certain agreements have no maximum.

SunOpta Inc.	58	December 31, 2006 – 10-K

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the Company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at December 31, 2006 all of SunOpta's excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at December 31, 2006, the weighted average interest rate of the fixed rate term debt was 6.5% (2005 – 6.4%) and $55,593,000 (2005 - $50,039,000) of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $22,235,000 (2005 - $19,451,000) at an interest rate of 7.8% (2005 – 6.1%) is partially hedged by variable rate cash equivalent investments. The Company looks at various factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company's ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company's after tax earnings would (decrease) increase by approximately ($156,000) (2005 – ($136,000)).

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the United States dollar is also the Company's reporting currency. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. During 2006 the Canadian dollar depreciated slightly against the U.S. dollar with closing rates moving from Cdn $1.163 at December 31, 2005 to Cdn $1.165 at December 31, 2006 for each U.S. dollar. The U.S. dollar also depreciated against the Euro. The net effect of this depreciation has been an exchange loss including losses included in Comprehensive income of $1,119,000 (2005 – gain of $2,985,000). During the year the Company had a $19,412,000 (2005 – $3,017,000) increase in net Canadian assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company's net Canadian assets by $7,269,000 (2005 - $6,495,000).

The functional currency of all operations, located in Canada, is the Canadian dollar. For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as Foreign Exchange gain (loss) in the Consolidated Statement of Earnings while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in the Currency Translation Adjustment account within Shareholders' Equity. The functional currency of the corporate head office is the Canadian dollar. Transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within Foreign Exchange gains (losses) on the Consolidated Statement of Earnings. U.S. based Food Group operations have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. It is the Company's intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

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

SunOpta Inc.	59	December 31, 2006 – 10-K

The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At December 31, 2006 the Company owned 488,425 (2005 – 672,443) bushels of corn with a weighted average price of $3.56 (2005 - $1.85) and 598,875 (2005 – 235,637) bushels of soy beans with a weighted average price of $8.06 (2005 - $13.63). The Company has at December 31, 2006 net long/ (short) positions on soy beans of (80,782) (2005 – 79,488) and a net long/ (short) position on corn of 16,782 (2005 – 4,286) bushels. An increase/decrease in commodity prices of either soy or corn of 10% would not be material to the Company. There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, the Bio Process Group or related to Corporate office activities.

Item 8.   Financial Statements and Supplementary Data

Financial statements are set forth on pages F-1 through F-41 of this Report and are incorporated herein by reference.

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(e). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. This evaluation excludes the February 15, 2006 acquisition of Magnesium Technologies Corporation, the September 21, 2006 acquisition of Purity Life Health Products business and assets, the October 4, 2006 acquisition of Bimac Corporation, the November 6, 2006 acquisition of Hess Food Group LLC, the November 9, 2006 acquisition of Quest vitamins business, and the December 18, 2006 acquisition of Aux Mille et une Saisons Inc. These acquisitions collectively represent $77,079,000 of consolidated total assets and $2,432,000 of consolidated net earnings of SunOpta Inc. in its Consolidated Financial Statements as of and for the year ended December 31, 2006.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

SunOpta's management, with the participation of SunOpta's Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in SunOpta's internal control over financial reporting occurred during the fourth quarter of fiscal 2006. Based on that evaluation, management concluded that there has been no change in SunOpta's internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected or is reasonably likely to materially affect, SunOpta's internal control over financial reporting.

SunOpta Inc.	60	December 31, 2006 – 10-K

Item 9B. Other Information - None

PART III

Item 10.   Directors and Executive Officers of the Registrant

(a)     Directors and Executive Officers

The information with respect to directors required by this item is incorporated herein by reference from the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 14, 2007 (the "2007 Proxy Statement"), to be filed with the Securities and Exchange Commission not later than April 19, 2007.

(b)     Executive Officers

The following table shows certain information with respect SunOpta's Executive Officers as of December 31, 2006:

Name	Executive Officers of SunOpta
Jeremy N. Kendall (1)	Chairman of the Board, CEO and Director
Steven R. Bromley (2)	President and Chief Operating Officer
John H. Dietrich	Vice President and Chief Financial Officer
Allan Routh	Director, President, SunOpta Grains and Foods Group
Arthur J. McEvily	President, SunOpta Ingredients Group

(1) Effective February 1, 2007 Jeremy Kendall retired from the Chief Executive Officer Position

(2) Effective February 1, 2007 Steven Bromley was appointed Chief Executive Officer and a Director of the Company on January 26, 2007.

Jeremy Kendall has served as a Director of the Company since September 1978. In June 1983, he was appointed Chairman of the Board and Chief Executive Officer of the Company. He is also currently the Chairman of Opta Minerals Inc. a subsidiary of the Company listed on the TSX ("OPM"), and Chairman of Jemtec Inc. (6/91 to present), a distributor of electronic home incarceration equipment listed on the TSX Venture Exchange (the "TSXV"), and Easton Minerals Ltd. (1/95 to present) a mineral exploration company listed on the TSXV. Mr. Kendall has served on the following Boards of Directors: BI Inc. (9/81 to 11/00), a producer of electronic home incarceration equipment listed on Nasdaq; Brigdon Resources Inc. (06/93 to 02/99) an oil and gas exploration company; Redaurum Ltd. (06/95 to 03/02), a provider of wireless electronic equipment and services listed on the TSX; and Wisper Inc. (6/95 to 3/02), a provider of wireless electronic equipment and services listed on the TSXV. Mr. Kendall is also a Director of a number of private and charitable organizations.

Steven Bromley serves as President and Chief Executive Officer and a Director of SunOpta Inc. Mr. Bromley joined SunOpta in June 2001 and has served in a number of key operating and financial roles since that time. Mr. Bromley served as Executive Vice President and Chief Financial Officer through September 2003 until his appointment as Chief Operating Officer. In addition to his role of Chief Operating Officer, Mr. Bromley was appointed by the Board of Directors as President in January 2005 and subsequently as Director and Chief Executive Officer in 2007. Prior to joining the Company, Mr. Bromley spent over 13 years in the Canadian dairy industry in a wide range of financial and operational roles with both Natrel Inc. and Ault Foods Limited. From 1977 to 1999 he served on the Board of Directors of Natrel Inc. Mr. Bromley is a Director of all of the companies subsidiaries and in July 2004, Mr. Bromley was elected as Director of the Board of Opta Minerals Inc. (TSX: OPM), which is approximately 70% owned by the Company and was appointed to the Board of Directors of SunOpta Inc. on January 26, 2007.

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

SunOpta Inc.	61	December 31, 2006 – 10-K

Allan Routh was elected to the Board of Directors in September 1999. Mr. Routh is President of the Company's Grains and Soy Products Group and prior to March 2003 was President and Chief Executive Officer of the SunRich Food Group, LLC, a wholly-owned subsidiary of the Company. Mr. Routh has been involved in the soy industry since 1984. Mr. Routh is presently serving a term on the Board of Directors of the Soyfoods Association of North America and served as its President between 1999 and 2000. In the past 5 years, Mr. Routh has not served on any other reporting issuers Board of Directors.

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

Item 11.   Executive Compensation

The information required under this item is incorporated herein by reference from the section entitled "Executive Compensation" in the 2007 Proxy Statement for the annual meeting of shareholders to be held on May 14, 2007.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 403 of Regulation S-K is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2007 Proxy Statement for the annual meeting, etc.

The information required by item 201(d) of Regulation S-K regarding the Company's equity compensation plans is set out in the table below. All such plans have received shareholder approval.

	Number of Securities	Weighted Average	Number of Securities
	to be Issued on	Exercise Price of	Available for Future
	Exercise	Outstanding Options	Issuance
Equity compensation plans
approved by shareholders	2,005,885	$6.39	nil

Item 13.   Certain Relationships and Related Transactions

SunOpta has completed many acquisitions of privately held companies over the last five years. Many of the former owners continue to be employed by SunOpta and continue to manage the companies which they have sold to us. In certain circumstances there continues to be commercial relationships between the acquired company and the employee or a company controlled by the employee. These relationships include facilities leased by SunOpta and purchases and sales of product. All transactions are at commercial rates and fully described in note 13 of the 2006 Consolidated Financial Statements detailing related party transactions and balances.

Item 14.   Principal Accountant Fees and Services

Information with respect to principal accountant fees and services may be found under the caption "Independent Auditor Fees" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2007, such information is incorporated herein by reference.

SunOpta Inc.	62	December 31, 2006 – 10-K

PART IV

Item 15.  Exhibits and Financial Statement Schedules

SUNOPTA INC.

(a) Documents filed as part of this Report

Page

1. Consolidated Financial Statements	F-1

Independent Auditors' Report	F-2

Consolidated Statements of Earnings and Comprehensive Income
For the Years ended December 31, 2006, 2005 and 2004	F-4

Consolidated Balance Sheets
As at December 31, 2006 and 2005	F-5

Consolidated Statements of Shareholders Equity
For the Years ended December 31, 2006, 2005 and 2004	F-6

Consolidated Statements of Cash Flows
For the Years ended December 31, 2006, 2005 and 2004	F-7

Notes to Consolidated Financial Statements
For the Years ended December 31, 2006 and 2005	F-8–F-41

3. Exhibits

3i (a)

Amalgamation of Stake Technology Ltd and 3754481 Canada Ltd. (formerly George F. Pettinos (Canada) Limited) (incorporated herein by reference to the Company's Form 10-KSB, SEC file No. 0-9989, for the year ended December 31, 2000, Exhibit 3.1).

3i (b)	Certificate of Amendment dated October 31, 2003 to change the Company's name from Stake Technology Ltd. to SunOpta Inc. (incorporated by reference to the Company's Form 10-K for the year ended December 31, 2004, SEC file No. 0-9989).

3i (c)

Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd. dated January 1, 2004. (incorporated by reference to the Company's Form 10-K for the year ended December 31, 2004, SEC file No. 0-9989).

3i (d)

Articles of Amalgamation of SunOpta Inc. and 6319734 Canada Inc., 4157656 Canada Inc. Kofman-Barenholtz Foods Limited dated January 1, 2005. (incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 2006, SEC file No. 0-9989).

3ii	Bylaw No. 14 approved by shareholders – June 17, 1997 (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31 1997, SEC file No. 0-9989, Exhibit 3.3).

10C.	1998 Stock Option Plan dated December 12, 1997 (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 1998, SEC file No. 0-9989, Exhibit 10.16).

10D.	1999 Stock Option Plan dated February 18, 1999 (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 1999, SEC file No. 0- 9989, Exhibit 10.19).

SunOpta Inc.	63	December 31, 2006 – 10-K

10E.	2001 Stock Option Plan dated March 13, 2001 (incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 2001, SEC file No. 0-9989, Exhibit 10.14).

10F.	2002 Stock Option Plan dated March 26, 2002 (previously filed with Form 10-K for the year ended December 31, 2003, SEC file No. 0-9989 filed on March 31, 2003, Exhibit 10.1(f)).

10G.

Employment Agreement dated October 1, 2001 between the Company and Mr. Jeremy Kendall (incorporated by reference to the Company's Form 10-K/ A-3 for the year ended December 31, 2003, SEC file No. 0-9989, filed on July 2, 2003.

10J.

First Amending Agreement to the Third Amended and Restated Credit Agreement dated September xx, 2006 among SunOpta Inc. (the "Company"), certain affiliates of the Company, Bank of Montreal, as Agent and Harris Trust and Savings Bank as U.S. Security Agent and other Lenders within the lending group. * / **

10K.	Employee Stock Purchase Plan dated May 7, 2003 for 1,000,000 common shares.

21	List of subsidiaries - Exhibit 21 **

24	Powers of Attorney - Exhibit 24 **

31.1	Certification by Steven R. Bromley, Chief Executive Officer pursuant to SEC Release No. 33-8238 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification by John Dietrich, Chief Financial Officer pursuant SEC Release No. 33- 8238 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification by Steven R. Bromley, Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification by John Dietrich, Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	This exhibit does not include the Schedules thereto as listed in its table of contents. The Company undertakes to furnish any Schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith

SunOpta Inc.	64	December 31, 2006 – 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned. Thereunto duly authorized.

SUNOPTA INC.

/s/ John Dietrich
John Dietrich
Vice President and Chief Financial Officer

Date: February 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*
Jeremy N. Kendall	Chairman and Director	February 16, 2007

*
Steven R. Bromley	President, Chief Executive Officer and Director	February 16, 2007
(Principal Executive Officer)

/s/ John Dietrich
John Dietrich	Vice President and Chief Financial	February 16, 2007
Officer (Principal Financial and Accounting Officer)

*
Cyril A. Ing	Director	February 16, 2007

*
Joseph Riz	Executive Vice President and Director	February 16, 2007

*
Jim Rifenbergh	Director	February 16, 2007

*
Allan Routh	Director	February 16, 2007

*
Katrina Houde	Director	February 16, 2007

*
Stephen Bronfman	Director	February 16, 2007

*
Robert Fetherstonhaugh	Director	February 16, 2007

*
Steven Townsend	Director	February 16, 2007

* By his signature set forth below, John Dietrich, pursuant to a duly executed power of attorney filed with the Securities and Exchange Commission as an exhibit to this report, has signed this report on behalf of and as Attorney-In-Fact for this person.

SunOpta Inc.	65	December 31, 2006 – 10-K

 SunOpta Inc.

Consolidated Financial Statements
(expressed in U.S. dollars)

- F1 -

Report of Independent Registered Public Accounting Firm

To: The Shareholders of SunOpta Inc.

We have completed integrated audits of SunOpta Inc.'s2006, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006. Our opinions, based on our audits, are presented below.

Consolidated Financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and comprehensive income, of shareholders' equity and cash flows present fairly, in all material respects, the financial position SunOpta Inc.at December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Standard ("SFAS") 123(R), Share-Based Payments which changed its method of accounting for stock-based compensation. In addition, the Company adopted SFAS 151, Inventory Costs, which changed its method of accounting for fixed production overheads.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

- F2 -

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Magnesium Technologies Corporation, Purity Life Health Products, Bimac Corporation, Hess Food Group, Quest vitamins business and Aux Mille et Une Saisons Inc. from its assessment of internal control over financial reporting as of December 31, 2006 because these entities were acquired by the Company in purchase business combinations during 2006. We have also excluded Magnesium Technologies Corporation, Purity Life Health Products, Bimac Corporation, Hess Food Group, Quest vitamins business and Aux Mille et Une Saisons Inc. from our audit of internal control over financial reporting. These acquisitions collectively represent $77.1 million of consolidated total assets and $2.4 million of consolidated net earnings of SunOpta Inc. as of and for the year ended December 31, 2006.

(Signed) "PricewaterhouseCoopers LLP"

Mississauga, Ontario
February 22, 2006

- F3 -

SunOpta Inc.
Consolidated Statements of Earnings and Comprehensive Income
For the years ended December 31, 2006, 2005 and 2004
(Expressed in thousands of U.S. dollars, except per share amounts)

	2006	2005	2004
	$	$	$

Revenues	598,026	426,101	306,251

Cost of goods sold	496,292	354,603	247,812

Gross profit	101,734	71,498	58,439

Warehousing and distribution expenses	16,114	13,455	6,016
Selling, general and administrative expenses	59,272	41,498	36,113
Intangible amortization	2,864	1,338	1,112

Earnings before the following	23,484	15,207	15,198

Interest expense, net	(7,021)	(3,417)	(1,522)
Other income (expense), net (note 17)	(1,147)	3,571	(12)
Foreign exchange	(186)	1,341	565
	(8,354)	1,495	(969)

Earnings before income taxes	15,130	16,702	14,229

Provision for income taxes (note 11)	3,129	2,566	3,139

Net earnings before minority interest	12,001	14,136	11,090

Minority interest	1,042	578	74

Net earnings for the year	10,959	13,558	11,016

Change in foreign currency
translation adjustment	(933)	1,644	4,006

Comprehensive income	10,026	15,202	15,022

Earnings per share for the year (note 10)

Basic	0.19	0.24	0.20

Diluted	0.19	0.24	0.20

(See accompanying notes to consolidated financial statements)

- F4 -

SunOpta Inc.
Consolidated Balance Sheets
As at December 31, 2006 and 2005
(Expressed in thousands of U.S. dollars)

	2006	2005
	$	$

Assets (Note 8)

Current assets
Cash and cash equivalents	954	5,455
Accounts receivable (note 3)	73,599	57,608
Inventories (note 4)	126,736	88,340
Prepaid expenses and other current assets	8,129	4,194
Current income taxes recoverable	1,829	1,847
Deferred income taxes (note 11)	1,824	691
	213,071	158,135

Property, plant and equipment (note 5)	87,487	77,257
Goodwill (note 6)	49,457	42,429
Intangible assets (note 6)	47,943	15,833
Deferred income taxes (note 11)	5,615	5,854
Other assets	1,157	3,355
	404,730	302,863
Liabilities

Current liabilities
Bank indebtedness (note 8)	40,663	20,799
Accounts payable and accrued liabilities (note 7)	80,851	50,688
Customer and other deposits	957	544
Current portion of long-term debt (note 8)	8,433	3,518
Current portion of long-term payables	1,736	723
	132,640	76,272

Long-term debt (note 8)	69,394	55,538
Long-term payables	3,607	472
Deferred income taxes (note 11)	12,156	1,381
	217,797	133,663

Minority Interest (note 2)	10,230	9,116

Shareholders' Equity

Capital stock (note 9)	112,318	106,678
Authorized
Unlimited common shares without par value
Issued
57,672,053 (December 31, 2005 – 56,587,671) common shares
Contributed surplus	4,188	3,235
Retained earnings	51,338	40,379
Accumulated other comprehensive income	8,859	9,792
	176,703	160,084
	404,730	302,863
Commitments and contingencies (note 14)

(See accompanying notes to consolidated financial statements)

- F5 -

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2006, 2005 and 2004
(Expressed in thousands of U.S. dollars)

				Accumulated
	Capital	Contributed	Retained	other
	stock	surplus	earnings	comprehensive	Total
				income
	$	$	$	$	$

Balance at December 31, 2003	96,670	3,330	15,805	4,142	119,947

Warrants exercised and issued	7,908	-	-	-	7,908
Options exercised	777	-	-	-	777
Employee stock purchase plan	439	-	-	-	439
Net earnings for the year	-	-	11,016	-	11,016
Currency translation adjustment	-	-	-	4,006	4,006

Balance at December 31, 2004	105,794	3,330	26,821	8,148	144,093

Options exercised	370	-	-	-	370
Employee stock purchase plan	576	-	-	-	576
Share purchase buy back	(62)	(95)	-	-	(157)
Net earnings for the year	-	-	13,558	-	13,558
Currency translation adjustment	-	-	-	1,644	1,644

Balance at December 31, 2005	106,678	3,235	40,379	9,792	160,084

Warrants exercised	60	-	-	-	60
Options exercised	3,842	-	-	-	3,842
Employee stock purchase plan	599	-	-	-	599
Shares issued in relation to an acquisition (note 2)	1,139	-	-	-	1,139
Stock based compensation, including tax benefit of
$397	-	953	-	-	953
Net earnings for the year	-	-	10,959	-	10,959
Currency translation adjustment	-	-	-	(933)	(933)

Balance at December 31, 2006	112,318	4,188	51,338	8,859	176,703

(See accompanying notes to consolidated financial statements)

- F6 -

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004
(Expressed in thousands of U.S. dollars)

	2006	2005	2004
	$	$	$

Cash provided by (used in)

Operating activities
Net earnings for the year	10,959	13,558	11,016
Items not affecting cash;
Amortization	11,701	8,141	7,119
Deferred income taxes	72	776	900
Dilution gain, net (note 17)	-	(6,516)	-
Write-down of trademarks	-	185	2,250
Minority interest	1,042	578	74
Other	942	1,759	(433)
Changes in non-cash working capital, net of businesses
acquired (note 12)	(15,212)	(26,006)	(10,170)
	9,504	(7,525)	10,756

Investing activities
Acquisition of companies, net of cash acquired	(33,188)	(20,920)	(27,284)
Purchases of property, plant and equipment	(10,911)	(14,165)	(19,810)
Proceeds from sale of property, plant and equipment	193	656	6,550
Other	2,510	(274)	(3,495)
	(41,396)	(34,703)	(44,039)

Financing activities
Increase in line of credit facilities	12,666	7,461	-
Proceeds from Opta Minerals share issuance (note 17)	-	14,294	-
Borrowings under long-term debt	15,373	25,221	16,705
Repayment of long-term debt	(4,534)	(6,602)	(6,508)
Repayment of deferred purchase consideration	(356)	(1,027)	(260)
Proceeds from the issuance of common shares, net of issuance costs	4,501	946	9,125
Other	(390)	(984)	(234)
	27,260	39,309	18,828

Foreign exchange gain on cash held in foreign currency	131	293	546

Decrease in cash and cash equivalents during the year	(4,501)	(2,626)	(13,909)

Cash and cash equivalents - beginning of year	5,455	8,081	21,990

Cash and cash equivalents - end of year	954	5,455	8,081

See note 12 for supplemental cash flow information

(See accompanying notes to consolidated financial statements)

- F7 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

1.     Description of business and significant accounting policies

SunOpta Inc. (the "Company" or "SunOpta") was incorporated under the laws of Canada on November 13, 1973. The Company conducts business in three main industries, the SunOpta Food Group (Food Group) processes, packages and distributes a wide range of natural, organic, kosher and specialty food products and other natural health products via its vertically integrated operations with a focus on soy, fiber and other natural and organic food products. Opta Minerals Inc. (Opta Minerals) processes, distributes and recycles silica free loose abrasives, industrial minerals, specialty sands and related products. The SunOpta BioProcess Group provides equipment and process solutions for the biomass conversion industry from process development and design through the sale of proprietary biomass processing technology. The Company's assets, operations and employees at December 31, 2006 are located in the United States and Canada.

Basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for Opta Minerals Inc. which is 70.4% owned. All significant intercompany accounts and transactions have been eliminated on consolidation.

The investment in Opta Minerals represents control and therefore is recorded using the consolidation method, whereby revenues and expenses are consolidated with the results of the Company. The minority interest on the Consolidated Balance Sheet represents the non-controlling shareholders' interest in Opta Minerals Inc.

Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash and short-term deposits with an original maturity of less than 90 days.

Inventories

Raw materials and finished goods inventories (excluding commodity grains) are valued at the lower of cost and estimated net realizable value. Cost is determined on a first-in, first-out basis.

Inventories of commodity grain are valued at market. Changes in market value are included in cost of goods sold. The Food Group hedges certain grain transactions to protect gains and minimize losses due to market fluctuations. Futures and purchase and sale contracts are adjusted to market price and gains and losses from such transactions are included in cost of goods sold. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled. The Company also has other grain inventories consisting of sunflowers and specialty soy beans which are valued at the lower of cost and estimated net realizable value.

During the year, the Company adopted FAS 151 which amends ARB 43, Chapter 4 to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of production facilities. As required by FAS 151, the Company has adopted this new accounting standard on January 1, 2006. The adoption of FAS 151 has not had a material impact on the Company's financial statements.

Prepaid and other current assets

Prepaid and other current assets include amounts paid in cash and recorded as a current asset prior to consumption by the company. The balance also includes advances to growers required to secure future delivery of inventory totaling $2,441 (2005 - $1,026).

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

Goodwill

Goodwill represents the excess of the purchase price over the assigned value of net assets acquired. Goodwill is not amortized. The Company has assessed the carrying value of goodwill for possible impairment, and has determined that no such impairment exists as at December 31, 2006.

Intangible assets

The Company's finite life intangible assets consist of customer lists, grower relationships, trademarks and distribution agreements and are amortized on a straight line basis over their estimated useful lives, ranging from 2 to 25 years.

Other assets

i)     Deferred financing costs

Costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the financing agreement.

ii)     Investments

The Company has a 32% (2005 – 32%) investment in Easton Minerals Limited ("Easton"). This investment is considered impaired and the carrying value at December 31, 2006 is $nil (2005 - $nil). The investment was accounted for using the equity method of accounting. The Company does not have any guaranteed obligations with respect to Easton or any commitment to provide further financial support, and therefore it is not anticipated that further losses will be recorded on this investment.

- F9 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

1.     Description of business and significant accounting policies continued

Revenue recognition

The Company recognizes revenue at the time of delivery of the product or service and when all of the following have occurred: a sales agreement is in place, the price is fixed or determinable, and collection is reasonably assured. Details of specific recognition by group are as follows:

i) SunOpta Food Group

Grain revenues are recorded when title and possession of the product is transferred to the customer. Possession is transferred to the customer at the time of shipment from the Company's facility or at the time of delivery to a specified destination depending on the terms of the sale. Revenues from custom processing services are recorded upon provision of services and completion of quality testing. All other Food Group revenues are recognized when title is transferred upon the shipment of product or at the time the service is provided to the customer.

ii) Opta Minerals

Revenues from the sale of silica free loose abrasives, industrial minerals, specialty sands and related products are recognized upon the sale and shipment of the related minerals.

iii) SunOpta BioProcess Group

The percentage of completion method is used to account for significant contracts when related costs can be reasonably estimated. The Company uses hours incurred to date as a percentage of total expected hours to measure the extent of progress towards completion. License fees related to the right to sell the Company's technologies are recorded as revenues over the term of the license, when collectibility is reasonably assured.

Foreign currency translation

The functional currency of all operations located in the United States and the corporate head office is the United States dollar. The functional currency of all operations located in Canada is the Canadian dollar.

The assets and liabilities of the Company's operations as well as monetary assets of the corporate head office are translated at exchange rates in effect at the balance sheet date. Non-monetary assets of the corporate head office are translated at their historical rates. Revenues and expenses are translated at average exchange rates prevailing during the period. Unrealized gains or losses resulting from translating operations are accumulated and reported as a currency translation adjustment in Shareholders' Equity and are disclosed as part of cumulative other comprehensive income. Gains and losses resulting from translating the corporate head office are included in net earnings for the year.

Customer and other deposits

Customer and other deposits include prepayments by the Food Group's customers for merchandise inventory to be purchased during the spring planting season.

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

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

1.     Description of business and significant accounting policies continued

Stock Option Plan

The Company maintains several stock option plans under which incentive stock options may be granted to employees and non-employee directors. The Company had previously adopted the fair value measurement provisions of SFAS No. 123 which required the note disclosure of the company's earnings as if stock compensation was recorded. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123(R), Stock Based Compensation, using the modified prospective transition method which requires the Company to record Stock Based Compensation expenses within the Statement of Earnings. As required by the standard the Company has presented the prior year proforma note disclosure for Stock Based Compensation.

Net earnings for the year ended December 31, 2006 includes $556 of compensation expense related to our stock-based compensation arrangements including $170 in stock based compensation for the employees of Opta Minerals Inc. Net earnings for the year ended December 31, 2005 included $nil of stock based compensation; however, in accordance with the proforma note disclosure requirements of FAS 123 the company would have reported a pretax expense of $5,759 including the impact of accelerated vesting of certain options. The Company also realized a cash tax benefit of $397 in the current year relating to options granted in prior years and exercised in the current year. The benefit was recorded as an increase to contributed surplus.

The proforma net earnings table below has been restated from prior years to reflect the fact that stock compensation expense relating to the Company's US employees is tax deductible. The impact of this restatement was to reduce the proforma stock compensation expense to $4,849 in 2005 and $1,211 in 2004 from $5,759 and $1,365. As a result, proforma net earnings has been restated to $8,709 in 2005 and $9,805 2004 and proforma earnings per share is now $0.15 and $0.18 (compared to $0.14 for 2005 and $0.18 in 2004).

Pro-forma net earnings reflecting stock compensation expense for 2005 and 2004 are as follows:

	2005	2004

Number of options granted	857,625	596,775

	$	$
Total fair value of options granted	2,266	2,061

Net earnings for the year as reported	13,558	11,016

Stock compensation expense:
Options expense from current year grants	2,239	532
Options expense from prior years grants, including the accelerated vesting of
certain options (a)	3,520	833
Tax benefit	(910)	(154)
	4,849	1,211

Pro-forma net earnings for the year	8,709	9,805
Pro-forma net earnings per common share
- Basic	0.15	0.18
- Diluted	0.15	0.18

- F11 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

1.     Description of business and significant accounting policies continued

The fair value of the options granted during 2006 were estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2005 – 0%, 2004 – 0%), an expected volatility of 55% (2005 – 54%, 2004 – 54%), a risk-free interest rate of 4% (2005 – 4%, 2004 – 3%), forfeiture rate of 10%, and an expected life of five to six years. These options vest at various dates ranging from the date of the grants to November 11, 2011 and expire four to five years subsequent to the grant date. The fair value of the unamortized options at December 31, 2006 is $488. The fair value of options granted are amortized on a straight line basis over the vesting period.

(a)    During 2005, the Company modified the terms of all outstanding and unvested options whose exercise prices were greater than $5.00. As a result of the modification, 1,284,972 stock options vested immediately resulting in the disclosure of an additional proforma expense of $3,884 in the year. Under the accounting guidance of APB 25, the accelerated vesting did not result in any compensation to be recognized as these stock options had no intrinsic value. Without this modification, the Company would have incurred $1,735 in additional pretax compensation expense in 2006 that would have been required to be recognized under SFAS 123R.

Derivative instruments

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. Exchange purchase and revenue contracts may expose the Company to risk in the event that a counter party to a transaction is unable to fulfill its contractual obligation or if a grower does not deliver the grain as scheduled. The Company manages its risk by entering into purchase contracts with pre-approved growers and revenue contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures and options transactions are marked to market. Gains and losses on these transactions related to grain inventories are included in cost of goods sold.

The SunOpta Food and SunOpta BioProcess Groups enter into forward foreign exchange contracts to minimize exchange rate fluctuations relating to Euro denominated sales contracts and accounts receivable.

All forward exchange contracts are marked to market. Gain and losses on these transactions are included in foreign exchange in the Consolidated Statements of Earnings.

Financial Instruments

The Company's financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and customer and other deposits. The fair values of these instruments approximate their carrying value due to their short-term maturities. The fair value of long- term debt and long-term payables as at December 31, 2006 is considered to not be materially different from the carrying amount.

The Company's financial instruments exposed to credit risk include cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with institutions of high creditworthiness. The Company's trade accounts receivable are not subject to a high concentration of credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for losses based on the expected collectibility of the accounts.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. SunOpta will adopt the provisions of FIN 48 on January 1, 2007. The company has made a preliminary assessment of the impact of FIN 48 which will include uncertain tax positions and tax returns not audited by tax authorities. The Company does not believe implementation will have a material impact on the results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of assessing the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

- F13 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

2.     Business acquisitions

During the year ended December 31, 2006, the Company acquired six businesses. In 2005, the Company acquired five businesses and the remaining 49.9% minority interest in one of its subsidiaries. All of these acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition.

	Magnesium	Purity Life	Aux Mille et
	Technologies	Health	une Saisons	Other	Total
	Inc.	Products Ltd.	Inc.
	(a)	(b)	(c)	(d) (e)
	$	$	$	$	$
Net assets acquired:
Non-cash working capital	2,371	2,262	802	769	6,204
Property, plant and
equipment	4,324	494	1,231	2,519	8,568
Goodwill	1,020	-	1,704	4,402	7,126
Intangible assets	18,504	6,705	1,985	8,084	35,278
Other long-term assets	483	-	-	96	579
Deferred income tax	(8,209)	729	(734)	(1,613)	(9,827)
Debt	(296)	(103)	(567)	(480)	(1,466)

	18,197	10,087	4,421	13,777	46,482
Consideration:
Cash payment on closing	12,197	7,950	3,557	9,484	33,188
Note payable	6,000	-	864	-	6,864
Share consideration	-	1,139	-	-	1,139
Contingent Consideration	-	998	-	4,293	5,291

	18,197	10,087	4,421	13,777	46,482

(a)    Magnesium Technologies Inc.

On February 15, 2006, Opta Minerals, a subsidiary of the Company, acquired 100% of the outstanding common shares of Magnesium Technologies Corporation ("MagTech") of Richfield, Ohio for $18,197 including a note payable bearing interest of 5.6% with annual payments of $1,500. Included in the assets acquired are intangibles consisting of customer relationships and profit sharing agreements which have estimated useful lives of between 7 and 25 years. The goodwill and intangibles acquired with this acquisition are not deductible for tax purposes.

MagTech's revenue consists of its proprietary and patented desulphurization systems and products, which are produced to the specific requirements of each customer that it services within both the Canadian and United States steel industries. MagTech operates its main production facility in Walkerton, Indiana and maintains a sales and head office in Richfield, Ohio. MagTech maintains a very high level of customer specific technical service with its primary customers, through the use of onsite technicians who monitor and manage the use of its products in the desulphurization process. This acquisition increases Opta Mineral's position in the industrial minerals business and further expands its current position as a key service provider to the steel industry. Magtech's results of operations have been included in Opta Minerals.

- F14 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

2.     Business acquisitions continued

(b)    Purity Life Health Products

On September 20, 2006 the company acquired 100% of the business and net assets of Purity Life Health Products Limited ("Purity Life") and related companies for total consideration of $10,087 including cash consideration of $7,950, issuance of 120,000 shares of the company with a fair value of $1,139 at the date of acquisition and accrued contingent consideration of $998. Additional consideration of $4,000 may be payable based on Purity Life achieving predetermined earnings targets calculated annually commencing January 1, 2007 and ending December 31, 2011. Any additional consideration up to $998 will be recorded against the accrued contingent consideration and any additional amounts will be recorded as goodwill when the outcome of the contingency becomes determinable. Included in the assets acquired are intangible assets consisting of customer relationships and trademarks which have estimated useful lives of between 5 and 15 years. The intangibles acquired with this acquisition are deductible for tax purposes.

Purity Life, located in Acton, Ontario, Canada, distributes a wide range of health and beauty aids, vitamins, supplements and natural health products. Purity Life operates warehousing and distribution operations to service customers across Canada and also operates a packaging facility where a number of supplement and natural health products are produced under the brand names Nature's Harmony, Vivitas and RxBalance. The company employs 155 people, including a national sales force, and is Canada's largest independent supplier of natural health care products to all channels of distribution, including health professionals. Purity Life's results of operations have been included in the Canadian Food Distribution Group.

(c)    Aux Mille et une Saisons Inc.

On December 18, 2006, the Company acquired 100% of the outstanding shares of Aux Mille et une Saisons Inc. ("Aux Mille") for total consideration of $4,421 including cash consideration of $3,557 and note payable of $864 plus interest at 5.0% per annum. Additional consideration of $432 may be payable based on Aux Mille achieving predetermined earnings targets calculated annually commencing January 1, 2007 and ending December 31, 2011. Any amount paid will be recorded as goodwill when the outcome of the contingency becomes determinable. Included in the assets acquired are intangible assets consisting primarily of customer relationships have an estimated useful lives of between 5 and 12 years. The intangible assets acquired with this acquisition are not deductible for tax purposes.

Aux Mille et une Saisons has been in business for over 20 years and is a leading Quebec based distributor of certified organic and natural grocery products supported by a long-term track record of profitable performance. The company operates from its recently expanded 32,000 square foot distribution centre located in Scotstown, east of Sherbrooke in the Eastern Townships of Quebec and has the most extensive natural and organic distribution network in Quebec and the Maritime provinces. The acquisition of Aux Mille et une Saisons will provide significant presence for the SunOpta Canadian Food Distribution Group within Quebec and solidifies the Group's position as the largest distributor of natural and organic foods in Canada. In addition, the acquisition will benefit the Canadian organic market as a whole, by expanding distribution of exclusive brands throughout SunOpta's network in central and western Canada. Aux Mille's results of operations have been included in the Canadian Food Distribution Group.

- F15 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

2.     Business acquisitions continued

(d)    Other acquisitions

Bimac Corporation

On October 4, 2006, Opta Minerals, a subsidiary of the Company, acquired 100% of the outstanding common shares of Chemincon Inc. and its wholly owned subsidiary Bimac Corporation ("Bimac") of Milan, Michigan for total cash consideration of $4,057 including acquisition costs. Additional consideration of $2,150 has been recorded based on expectation that Bimac will achieve the predetermined earnings targets. Additional consideration is calculated annually commencing January 1, 2007 and ending December 31, 2017. Any amount paid, in excess of the initial $2,150 accrual, will be recorded as goodwill when the outcome of the contingency becomes determinable. Included in the assets acquired are intangibles consisting primarily of customer relationships have an estimated useful life of approximately 15 years. The intangibles acquired with this acquisition are not deductible for tax purposes. Bimac's results of operations have been included in Opta Minerals.

Bimac sells its proprietary products including tundish and ladle insulators, fluxes and conditioners. These products are used to prevent heat loss, reduce oxidization, and remove impurities in hot metal prior to casting. Each product is produced to the specific requirements of customers that Bimac services within both the Canadian and United States steel industries. Bimac operates its main production facility in Milan, Michigan. The addition of Bimac further increases Opta Mineral's position in the industrial minerals business and further expands its current position as a key service provider to the steel industry.

Hess Food Group LLC

On November 7, 2006 the company completed the acquisition of 100% of the outstanding shares of Hess Food Group LLC ("Hess"), of Chicago, Illinois. The consideration of $2,298 includes cash consideration and accrued costs of $1,512 and accrued contingent consideration of $786. Additional consideration of $2,500 may be payable based on Hess' retention of key customers and achieving predetermined earnings targets calculated annually commencing January 1, 2007 and ending December 31, 2009. Any amount paid up to $786 will be recorded against the accrued contingent consideration and any additional amounts will be recorded as goodwill when the outcome of the contingency becomes determinable. Included in the assets acquired are customer relationship intangibles which have estimated useful lives of approximately 12 years. The intangible assets acquired with this acquisition are deductible for tax purposes.

Hess is a privately-owned supplier of fruits and vegetables to the quick-service and casual restaurant industry. Hess's business model focuses on providing its customers with supply chain expertise, from initial product development, to sourcing and inventory management. Hess manages over fifty million pounds of raw and processed fruits and vegetables for its customers, sourced from qualified processors, including SunOpta's processing facilities.

The combination of Hess and the SunOpta Fruit Group will strengthen SunOpta's position in the quick-service and casual restaurant industry which complements SunOpta's strengths in the private label retail and industrial markets. The combination of Hess's product development experience and SunOpta's research and development expertise is anticipated to generate future opportunities as customers benefit from greater resources in product development and innovation.

Quest Vitamins

On November 8, 2006 – SunOpta Inc. completed the acquisition of the Quest Vitamins ("Quest") brand of vitamins, minerals and supplements for total consideration of $3,916 including accrued acquisition costs. The acquisition consisted of the trademark, customer list, inventory, warehousing operations, and a two year manufacturing agreement with the former owner. Included in the assets acquired is a trademark intangible and customer lists which have an estimated useful life of 12 to 15 years. The intangibles acquired with this acquisition are deductible for tax purposes.

- F16 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

2.     Business acquisitions continued

Quest is a premium quality line of natural vitamins and supplements sold for the past 30 years throughout Canada in both Food, Drug and Mass retailers as well as health food stores. The acquisition will be integrated with the recently acquired operations of Purity Life and the SunOpta Canadian Food Distribution Group

(e)    Contingent consideration on companies acquired prior to 2006

i)     Cleughs Frozen Foods, Inc. (Cleughs) - During the year the Company recorded contingent consideration of $541 (2005 - $nil) as an increase to goodwill. The amount was recorded in relation to Cleughs achieving predetermined earnings targets. Further consideration of $3,459 may be payable between January 1, 2007 and December 31, 2007 based on the terms of the agreement.

ii)     Organic Ingredients, Inc. - During the year the Company recorded contingent consideration of $267 (2005 - $221) as an increase to goodwill. The amount was recorded in relation to Organic Ingredients, Inc. achieving predetermined earnings targets. Total contingent consideration of $641 has been earned to date. Further consideration may be payable between January 1, 2007 and December 31, 2007 based on the terms of the agreement.

iii)    Earthwise Processors LLC (Earthwise) - During the year the Company recorded contingent consideration of $166 (2005 - $nil) as an increase to goodwill. The amount was recorded in relation to Earthwise achieving predetermined earnings targets. Total contingent consideration of $166 has been earned to date. Further consideration of $584 may be earned between January 1, 2007 and December 31, 2008 based on the terms of the agreement.

iv)   Kofman-Barenholtz Foods Limited (Kofman) - During the year the Company recorded contingent consideration of $356 (2005 - $430) as an increase to goodwill. The amount was recorded in relation to Kofman's ability to maintain certain product lines . Total contingent consideration of $786 (Cdn$ 900) has been earned to date. Based on the terms of the agreement no additional consideration may be earned.

v)    Additional consideration of $27 was realized related to the acquisition of Dakota Gourmet and Distribution A & L. Additional consideration may be earned based on the terms of the specific agreements.

- F17 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

2.     Business acquisitions continued

2005 Acquisitions

	Pacific	Cleughs
	Fruit	Frozen	Earthwise
	Processors,	Foods,	Processors,
	Inc.	Inc.	LLC	Other	Total
	(a)	(b)	(c)	(d)
	$	$	$	$	$

Net assets acquired:
Non-cash working capital	1,030	98	1,148	812	3,088
Property, plant and equipment	1,095	3,764	2,300	252	7,411
Other assets	339	356	-	-	695
Goodwill	4,226	522	-	2,174	6,922
Intangible assets – finite life	4,014	930	525	1,687	7,156
Deferred income tax liability	(1,676)	-	-	(475)	(2,151)
Debt and other liabilities	-	(4,574)	-	-	(4,574)
Minority interest	-	-	-	1,482	1,482

	9,028	1,096	3,973	5,932	20,029

Consideration, net of cash acquired	7,928	490	3,973	4,122	16,513
Notes payable	1,100	606	-	1,500	3,206
Contingent consideration	-	-	-	310	310

	9,028	1,096	3,973	5,932	20,029

(a)   Pacific Fruit Processors, Inc.

On July 13, 2005, SunOpta acquired 100% of the outstanding shares of Pacific Fruit Processors, Inc. ("Pacific"), for total consideration of $9,028 including acquisition costs and a note payable of $1,100. Additional consideration may be payable based on the achievement of certain pre-determined earnings targets between August 1, 2005 and December 31, 2007. This additional consideration is based on Pacific achieving a predetermined amount of earnings before interest and taxes calculated annually, commencing on August 1, 2005 and ending on December 31, 2007. Any amount paid will be recorded as goodwill when the outcome of the contingency becomes determinable. No contingent consideration has been earned to December 31, 2006.

Pacific is a manufacturer of value-added fruit products with a focus on fruit-based ingredients for the dairy, bakery and beverage industries. Pacific operates from a 60,000 square foot facility in California that houses conventional and aseptic processing capabilities, dry and frozen warehousing space and laboratory facilities.

The acquisition of Pacific augments SunOpta's vertically integrated fruit operations by adding further capabilities to the Company's existing fruit-based operations. This acquisition has been included in the SunOpta Fruit Group segment within the Food Group.

(b)   Cleugh's Frozen Foods, Inc.

On June 20, 2005, SunOpta purchased 100% of the outstanding shares of Cleugh's Frozen Foods, Inc. ("Cleugh's") for $490 in cash consideration including acquisition costs and notes payable of $606 plus the assumption of debt of $4,574. Additional consideration may be payable based on the achievement of predetermined earnings before interest and taxes between January 1, 2006 and December 31, 2007. The maximum amount of contingent consideration payable is $4,000, which will be recorded as additional goodwill when the amount and outcome of the contingency become determinable.

- F18 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

2.     Business acquisitions continued

Cleugh's processes natural and organic frozen fruits and vegetables for the retail private label, food service and industrial markets. Cleugh's operates two processing facilities in Buena Park and Salinas, California, with combined production, packaging and warehousing space of approximately 60,000 square feet. Cleugh's has been grouped under the SunOpta Fruit Group segment within the Food Group.

(c)    Earthwise Processors, LLC

On June 2, 2005, SunOpta purchased the inventory, property, plant and equipment and the business of Earthwise Processors, LLC ("Earthwise") for $3,973 including acquisition costs. Additional contingent consideration may be payable upon the achievement of certain pre-determined earnings levels between January 1, 2006 and December 31, 2008. The maximum amount of contingent consideration payable is $750, which will be recorded as additional goodwill when the amount and outcome of the contingency becomes determinable.

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

(d)    Other Acquisitions:

Les Importations Cacheres Hahamovitch Inc.

On December 22, 2005, SunOpta acquired 100% of the outstanding shares of 4307623 Canada Inc. ("Hahamovitch") consisting of the business, operating assets and liabilities except for the warehouse facility of Les Importations Cacheres Hahamovitch Inc. for $1,303 (Cdn $1,520) in cash consideration including acquisition costs and notes payable of $1,500 (Cdn $1,750). Additional consideration may be payable based on the achievement of pre-determined earnings targets between January 1, 2006 and December 31, 2008. In conjunction with the acquisition the company entered into a long-term operating lease with the vendor for the warehouse facility at market rates for the period ending June 30, 2007. No contingent consideration has been earned to December 31, 2006.

Hahamovitch is a Montreal based distributor of kosher and specialty foods. Hahamovitch has been in business for over 50 years. Over this time Hahamovitch has worked closely with organizations that are now key business units of the SunOpta's Canadian Food Distribution Group. Hahamovitch operates from a 31,000 square foot facility located in Montreal, Quebec. The operations of Hahamovitch will be integrated as part of the SunOpta Canadian Food Distribution Group and will become a platform for the further development of SunOpta's organic, natural and specialty food grocery distribution business in the Province of Quebec.

Hillcrest Abrasive Production Division

On May 10, 2005 Opta Minerals Inc. acquired certain assets of the abrasive production division of Hillcrest Industries Inc. ("Hillcrest") for consideration of $550 including acquisition costs. The newly formed division of Opta Minerals, Opta Minerals (Attica), will process coal-based abrasive products from power generation by-products and serve as a distribution facility for the New York, Pennsylvania and Ohio regions.

In conjunction with the asset purchase, Opta Minerals concurrently entered into a long-term lease with Hillcrest for warehouse facilities located in Attica, and entered into a services agreement with Hillcrest for the production of material. Additional consideration may be payable on the occurrence of certain events, which could amount to $344. As at December 31, 2006, contingent consideration of $104 was earned and recorded as additional goodwill.

- F19 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

2.     Business acquisitions continued

Organic Ingredients, Inc.

On April 5, 2005, SunOpta exercised its option to acquire the remaining 49.9% of the outstanding shares of Organic Ingredients, Inc. ("Organic Ingredients") for cash consideration of $2,269. As a result the Company recorded an increase in goodwill and intangibles of $1,010 and a decrease in minority interest of $1,483. During 2006, contingent consideration of $276 (2005 - $221) was earned and total contingent consideration earned to date is $641. Further additional consideration may be payable based on Organic Ingredients achieving pre-determined earnings targets during the period January 1, 2006 to December 31, 2007.

3.     Accounts Receivable

	2006	2005
	$	$
Trade receivables	72,173	55,458
Unbilled receivable – SunOpta BioProcess Division	3,050	3,012
Allowance for doubtful accounts	(1,624)	(862)

	73,599	57,608

	2006	2005
	$	$
Allowance for doubtful accounts

Balance, beginning of year	862	1,074

Additions and effects of foreign exchange rate differences	695	165
Additions through acquisitions	350	200
Accounts receivable written off, net of proceeds	(283)	(577)

Balance, end of year	1,624	862

4.    Inventories

	2006	2005
	$	$
Raw materials and work in process	35,509	35,139
Finished goods	83,373	49,497
Grain	7,854	3,704

	126,736	88,340
Grain inventories consist of the following:
Company owned grain	7,637	4,260
Unrealized gain (loss) on
Sale and purchase contracts	1,340	(619)
Future contracts	(1,123)	63

	7,854	3,704

- F20 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

5.     Property, plant and equipment

			2006
		Accumulated
	Cost	Amortization	Net
	$	$	$
Land and buildings	39,721	7,085	32,636
Machinery and equipment	75,132	28,774	46,358
Enterprise software	3,410	896	2,514
Office furniture and equipment	6,149	3,905	2,244
Vehicles	5,080	1,345	3,735

	129,492	42,005	87,487

			2005
		Accumulated
	Cost	Amortization	Net
	$	$	$
Land and buildings	36,124	6,181	29,943
Machinery and equipment	63,985	23,127	40,858
Enterprise software	3,361	216	3,145
Office furniture and equipment	4,908	2,983	1,925
Vehicles	2,587	1,201	1,386

	110,965	33,708	77,257

Included in machinery and equipment is equipment under capital lease with a cost of $1,270 (2005 - $521) and net book value of $938 (2005 - $481).

6.    Goodwill and intangible assets

	2006	2005
	$	$
Goodwill – at cost, less accumulated amortization of $1,074 (2005 - $1,074)	49,457	42,429
Customer Relationships, Trademarks & other intangibles with a finite
life – at cost, less accumulated amortization of $5,459 (2005 - $2,776)	47,943	15,833

	97,400	58,262

The following is a summary of changes in goodwill and intangibles:

	Goodwill	Intangible	Total
		assets
	$	$	$

Balance as at December 31, 2005	42,429	15,833	58,262

Acquisitions and additions during the year	7,126	35,373	42,499
Amortization	-	(2,864)	(2,864)
Impact of foreign exchange	(98)	(399)	(497)

Balance as at December 31, 2006	49,457	47,943	97,400

- F21 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

6.     Goodwill and intangible assets continued

The Company estimates that the aggregate future amortization expense associated with finite life intangible assets will be as follows:

$
2007	4,035
2008	3,973
2009	3,899
2010	3,861
2011	3,798
Thereafter	28,377
47,943

7.     Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	2006	2005
	$	$
Accounts Payable	63,153	39,944
Payroll and commissions	5,803	2,850
Accrued grain liabilities	6,302	4,246
Other accruals	5,594	3,648

	80,851	50,688

8.     Long-term debt and banking facilities

	2006	2005
	$	$
Term loan (a)(i)	45,000	45,000
Term loan (a)(ii)	10,000	-
Other long-term debt (b)	22,827	14,056
	77,827	59,056
Less current portion	(8,433)	(3,518)

	69,394	55,538

(a)    Syndicated Lending Agreement

On September 20, 2006 the Company amended and restated its credit agreement with its lending syndicate as follows:

i)     Term loan facility:

The term loan facility remained unchanged at $45,000 (2005 - $45,000). The entire loan principal is due on maturity, (December 20, 2010) and is renewable at the option of the lender and the Company.

Interest on the term loan is payable at a fixed rate of 6.44% plus a margin of up to 50 basis points based on certain financial ratios of the Company. As at December 31, 2006 the interest rate was 6.94% (2005 - 6.44%)

- F22 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

8.     Long-term debt and banking facilities continued

ii)     Revolving acquisition facility:

The Company borrowed $10,000 on its acquisition line (2005 - $nil) to assist in the purchase of certain assets and the business of Purity Life Health Products Limited (note 2). Principal payments on this facility are payable quarterly equal to the greater of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw. Any remaining outstanding principal under this facility is due on October 31, 2009.

iii)    Canadian line of credit facility:

The Canadian line of credit was increased from Cdn $15,000 to Cdn $ 25,000. As at December 31, 2006 $nil (2005 - $nil) of this facility was utilized except for $172 (2005 - $472) committed through letters of credit (note 14). Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers' acceptances, plus a margin based on certain financial ratios. The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories as defined in the credit agreement. At December 31, 2006 the borrowing base supported the maximum line of credit of $25,000 (2005 - $10,882).

iv)    US line of credit facility:

The US line of credit was increased from $25,000 to $30,000. As at December 31, 2006, $13,000 (2005 - $15,195) of this facility was utilized. Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios. The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories as defined in the credit agreement. At December 31, 2006 the borrowing base supported the maximum line of credit of $30,000 (2005 - $25,000).

The Canadian and U.S. line of credit facilities are subject to annual extensions.

All of the above facilities are collateralized by a first priority security against substantially all of the Company's assets in both Canada and the United States with the exception of the assets of Opta Minerals and Cleugh's Frozen Foods Inc. The Company has certain financial covenants that are calculated quarterly and annually for which the Company is in compliance.

- F23 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

8.     Long-term debt and banking facilities continued

(b)	Other long-term debt consists of the following:
		2006	2005
		$	$
	On February 15, 2006, Opta Minerals, Inc. amended and restated its
	credit agreement and banking facilities to increase the term loan
	facility to $9,439 (Cdn $11,000) of which $8,479 is outstanding at
	year end. In addition, on October 4, 2006 Opta Minerals, Inc. also
	drew $1,000 on its acquisition and capital facility for the Bimac
	purchase of which $950 is outstanding. These loans require
	quarterly principal payments of $302 of which $183 (Cdn $213) is
	payable in Canadian dollars, with a weighted average interest rate
	of 8.1%.	9,429	6,879

	Promissory notes issued to former shareholders bearing a weighted
	average interest rate of 4.7% (2005 - 4.3%), unsecured, due in
	varying instalments through 2009 with principal payments of
	$3,668 due in the next 12 months.
		10,027	5,400
	Term loan payables bearing a weighted average interest rate of
	7.1% due in varying instalments through July 2009 with principal
	payments of $688 due in the next 12 months.	2,631	727

	Capital lease obligations due in monthly payments, with a weighted
	average interest rate of 7.9% (December 31, 2005 – 8.0%)	740	1,050

		22,827	14,056

(c)   The loans and capital leases detailed above require payments as follows:

$
2007	8,433
2008	6,214
2009	6,022
2010	50,821
2011	2,675
Thereafter	3,662

77,827

(d)  Interest expense on long-term debt for the year ended December 31, 2006 was $4,614 (December 31, 2005 – $1,991)

- F24 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

8.     Long-term debt and banking facilities continued

(e)    Additional Lines of Credit Facilities

Included in bank indebtedness on the balance sheet are lines of credit of the Company as noted in 8(a) above and the lines of credit of its subsidiaries as follows:

i)     Opta Minerals Inc.:

In addition to the term loan facility described in 8(b), Opta Minerals, Inc. has a line of credit of $10,726 (Cdn $12,500) and a $4,290 (Cdn $5,000) facility to finance future acquisitions and capital expenditures. As of December 31, 2006 Opta Minerals, Inc. has utilized $7,645 (2005-$nil) including letters of credit outstanding of $893 of the line of credit and $950 (2005-$nil) of the acquisition facility. These facilities have been collaterized by a priority security interest against substantially all of the Opta Minerals Inc.'s assets.

ii)    Cleugh's Frozen Foods, Inc.

Cleugh's Frozen Foods Inc., a wholly owned subsidiary, has an available asset based line of credit facility. The maximum loan value is determined based on specific accounts receivable and inventory balances. The facility has a $20,000 maximum draw limit. As at December 31, 2006 $19,740 (2005 - $10,433) of this facility has been utilized. Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios. As at December 31, 2006 the Company could borrow up to $19,790 (2005 - $12,364) at an effective interest rate of 7.4% (2005 – 7.7%). This credit facility is secured by the assets of the subsidiary.

Cash on deposit with lending institutions has been netted against borrowings under the lines of credit with the same institution.

- F25 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

9.    Capital stock

The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value (of which there are none outstanding).

The following is a summary of changes in the Company's capital stock:

	Warrants and rights		Common shares		Total
	Number	$	Number	$	$

Balance as at December 31, 2003	3,241,350	2,298	52,705,096	94,372	96,670

Warrants exercised (a)	(3,093,850)	(2,289)	3,093,850	9,927	7,638
Compensation and related warrants exercised (a)	(112,500)	-	112,500	270	270
Options exercised (b)	-	-	232,437	777	777
Employee Stock Purchase Plan (c)	-	-	76,329	439	439

Balance as at December 31, 2004	35,000	9	56,220,212	105,785	105,794

Options exercised (b)	-	-	276,640	370	370
Employee Stock Purchase Plan (c)	-	-	123,819	576	576
Share Purchase buy back	-	-	(33,000)	(62)	(62)

Balance as at December 31, 2005	35,000	9	56,587,671	106,669	106,678

Warrants exercised (a)	(35,000)	(9)	35,000	69	60
Options exercised (b)	-	-	844,105	3,842	3,842
Employee Stock Purchase Plan (c)	-	-	85,277	599	599
Shares issued in relation to acquisition to Purity
Life (note 2)	-	-	120,000	1,139	1,139

Balance at December 31, 2006	-	-	57,672,053	112,318	112,318

(a)   Warrants and shares issued as part of an acquisition

During the year 35,000 warrants were exercised for net proceeds of $60. These warrants were granted as part of an acquisition of First Light Foods completed in 2002. No warrants were exercised in 2005 (2004-3,206,350 for proceeds of $7,908). These warrants were granted as part of private placements completed in 2001, and in conjunction with a convertible debenture issued in 2002.

Pursuant to a 2001 private placement, the Company granted compensation warrants to purchase 150,000 option units at $2.00 per unit. When exercised in 2003, the Company issued 150,000 common shares and 112,500 warrants exercisable at $2.40 to acquire 112,500 common shares, which were exercised in 2004.

During 2003, the above 150,000 compensation warrants were exercised and 150,000 common shares were issued for net proceeds of $300. During 2004, the above 112,500 compensation warrants were exercised and 112,500 common shares were issued for net proceeds of $270.

On September 20, 2006, the Company issued 120,000 shares at a price of $9.49 per common share, in the acquisition of Purity Life Health Products Ltd. (note 2).

- F26 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

9.     Capital stock continued

(b)    Employee/director option plans

Details of changes in employee/director stock options are as follows:

	2006	2005	2004

Outstanding options at beginning of year	2,726,190	2,342,615	2,027,177
Granted	135,500	857,625	596,775
Exercised	(844,105)	(276,640)	(232,437)
Retracted / Expired	(11,700)	(197,410)	(48,900)

Outstanding options at end of year	2,005,885	2,726,190	2,342,615

Exercisable options at year end	1,834,320	2,529,750	1,058,255

Weighted average fair value of options granted
during the year	$4.84	$2.72	$3.50

The Company grants options to employees and directors from time to time under employee/director stock option plans. The Board of Directors of the Company has authorized and approved 4,802,250 (2005 – 6,650,000) shares to be made available for the stock option plans. As of December 31, 2006, 130,610 options are remaining to be granted under these plans.

The following is a summary of options granted during the year.

				Number of
			Number of	options vested
Grant Date	Expiry date	Exercise price	options	at Dec 31, 2006

January 06, 2006	January 06, 2011	$5.36	5,000	1,000
February 22, 2006	February 22, 2011	$7.04	5,000	1,000
April 11, 2006	April 11, 2011	$5.50	17,500	3,500
May 2, 2006	May 2, 2011	$10.00	11,000	2,200
August 2, 2006	August 2, 2011	$8.60	10,000	2,000
September 20, 2006	September 20, 2011	$9.48	47,000	9,400
November 1, 2006	November 1, 2011	$9.85	40,000	8,000
			135,500	27,100

Employee/director stock options granted by the Company contain an exercise price, which is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to capital stock.

During the year, the Company granted 135,500 options which vest as follows: 27,100 options vested immediately on granting in 2006, 27,100 vest per annum in 2007 to 2010. During 2006, 844,105 (2005 – 276,640) options were exercised and the equivalent number of common shares were issued for net proceeds of $3,842 (2005 - $370).

- F27 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

9.     Capital stock continued

Details of employee/director stock options outstanding as at December 31, 2006 are as follows:

Expiry	Exercise	Vested	Weighted	Total	Weighted
Date	Price	Outstanding	Average	Outstanding	Average Price
	Range	Options	Price	Options

2007	$2.10 to $3.07	166,450	$2.84	166,450	$2.84
2008	$3.72 to $9.90	570,310	$7.51	608,110	$7.27
2009	$5.96 to $7.69	437,375	$7.01	437,375	$7.01
2010	$4.52 to $6.81	633,085	$5.77	658,450	$5.74
2011	$5.36 to $10.00	27,100	$8.81	135,500	$8.00

		1,834,320		2,005,885

The weighted average remaining contractual life for vested outstanding options and total outstanding options is 2.5 and 2.6 years respectively.

c)     Employee share purchase plan

The Company maintains an employee share purchase plan whereby employees through payroll deductions can purchase common shares. In 2006, the Company's employees purchased 85,277 common shares (2005 – 123,819, 2004 – 76,329) for total proceeds of $599 (2005 - $576, 2004 - $439)

10.   Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the potential exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	2006	2005	2004
Weighted average number of shares used in
basic earnings per share	57,196,517	56,366,852	53,971,986
Dilutive potential of the following
Employee/director stock options	571,304	355,957	862,243
Warrants	-	24,162	27,572
Weighted average number of shares used in
diluted earnings per share	57,767,821	56,746,971	54,861,801
	$	$	$
Net earnings for the year	10,959	13,558	11,016
Earnings per share:
- Basic	0.19	0.24	0.20
- Diluted	0.19	0.24	0.20

Options to purchase 348,800 (2005 - 1,751,355, 2004 - 317,000) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

- F28 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

11.   Income taxes

The Company's effective income tax rate on consolidated earnings has been determined as follows:

	2006	2005	2004

Canadian statutory income tax rate	35.1%	36.1%	36.1%

Increase (decrease) by the effects of:
Change in valuation allowance	(2.7%)	-	(11.2%)
Differences in foreign, capital gains, manufacturing and
processing and deferred income tax rates	3.0%	(1.3%)	3.6%
Non-taxable dividends received	(14.7%)	(5.6%)	(6.4%)
Impact of dilution gain	-	(13.8%)	-

Effective income tax rate	20.7%	15.4%	22.1%

	$	$	$
Earnings before income taxes	15,130	16,702	14,229

Provision for income taxes	3,129	2,566	3,139

The components of the provisions for Canada and U.S. income taxes are shown below:

	2006	2005	2004
Current expense:	$	$	$
Canada	993	525	679
United States	2,073	617	427
	3,066	1,142	1,106
Deferred tax (recovery) expense:
Canada	(258)	(1,489)	(1,051)
United States	321	2,913	3,084

	63	1,424	2,033

Provision for income taxes	3,129	2,566	3,139

Deferred income taxes of the Company are comprised of the following:

	2006	2005	2004
	$	$	$

Differences in property, plant and equipment and intangible basis	(18,522)	(6,696)	(3,011)
Capital and non-capital losses	8,615	9,418	8,079
Tax benefit of scientific research expenditures	2,577	2,090	2,000
Tax benefit of costs incurred during share issuance	649	994	834
Other	1,964	562	554
	(4,717)	6,368	8,456
Valuation allowance	-	(1,204)	(1,204)

Net deferred tax asset (liability)	(4,717)	5,164	7,252

- F29 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

11. Income taxes continued

The components of the deferred income taxes for Canada and U.S. are shown below:

	2006	2005	2004
	$	$	$
Canada	5,679	5,854	3,596
United States	(10,396)	(690)	3,656
	(4,717)	5,164	7,252

	2006	2005	2004
	$	$	$
Deferred income tax valuation allowance:
Balance, beginning of year	1,204	1,204	2,803
Adjustments to the valuation allowance, as a result of acquisitions and foreign exchange	(797)	-	-
Reductions to valuation allowance	(407)	-	(1,599)

Balance, end of year	-	1,204	1,204

The Company has approximately $6,902 and $1,000 (2005 - $5,904 and $1,000) in Canadian and U.S. scientific research expenditures respectively, which can be carried forward indefinitely in Canada, and 19 years in the U.S. to reduce future years' taxable income. The Company also has approximately $364 and $402 (2005 – $nil and $402) in Canada and U.S. scientific research investment tax credits which will expire in varying amounts up to 2016.

The Company has Canadian and U.S. non-capital loss carry-forwards of approximately $11,574 and $12,524 respectively, as at December 31, 2006 (2005 - $13,557 and $11,728). The Company also has State loss carry forwards of approximately $4,248 as of December 31, 2006 (2005 - $2,023). The amounts are available to reduce future federal and provincial/state income taxes. Non-capital loss carry-forwards attributable to Canada expire in varying amounts over the next ten years while non-capital loss carry-forwards attributable to the U.S. expire in varying amounts over the next 15 years.

The Company has Canadian capital losses of approximately $686 as at December 31, 2006 (2005 - $1,962). These amounts are available to reduce future capital gains. Capital losses in Canada do not expire.

A valuation allowance of $nil (2005 - $1,204) has been recorded to reduce the net benefit recorded in the consolidated financial statements. A component of the valuation allowance was adjusted in the current year as part of the Purity Life purchase equation, due to the additional income that will be generated in Canada as a result of this acquisition.

- F30 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

12. Supplemental cash flow information

	2006	2005	2004
	$	$	$
Changes in non-cash working capital, net of businesses
acquired:
Accounts receivable	(3,412)	(11,184)	(7,466)
Inventories	(26,640)	(16,641)	(6,730)
Prepaid expenses and other current assets	(26)	583	(275)
Income taxes recoverable	(2,457)	(18)	(314)
Accounts payable and accrued liabilities	16,910	1,141	5,962
Customer and other deposits	413	113	(1,347)

	(15,212)	(26,006)	(10,170)
Cash paid for:
Interest	6,883	3,493	1,373

Income taxes	4,002	2,041	1,800

13.   Related party transactions and balances

In addition to transactions disclosed elsewhere in these consolidated financial statements, the Company entered into the following related party transactions:

(a)    Pursuant to the Pro Organics acquisition the Company leased its Pro Organics Vancouver, British Columbia warehouse and administration facility from a company controlled by the former owners, one who remains as senior management within the Canadian Food Distribution Group. The lease is at market rates and is for a five year term with two five year renewal periods. The total amount paid during 2006 was $342 (2005 - $311).

(b)    The President of the Canadian Food Distribution Group sold $1,107 (2005 - $969) of organic product from his family farming operation, at market rates, to the Canadian Distribution Food Group during 2006 and was owed $93 (2005 – $97) from the Company as at December 31, 2006. The amount payable has been recorded in accounts payable and accrued liabilities.

(c)    The President of the SunOpta Grains and Foods Group purchased $126 (2005 - $69) of agronomy products from the Group during 2006, and had a balance receivable outstanding as at December 31, 2006 of $nil (2005 - $33). In addition, the President of the SunOpta Grains and Foods Group sold through a family farming business $282 (2005 - $178) of soybeans and corn to the SunOpta Grains and Foods Group at market rates.

(d)    Pursuant to the Les Importations Cacheres Hahamovitch Inc. acquisition the Company has leased Les Importations Cacheres Hahamovitch Montreal, Quebec warehouse and administration facility from the former owner who remains as senior management within Canadian Food Distribution Group. The lease is at market rates and is for an eighteen month term. During 2006, the company paid $127 (2005 - $nil) to the former owner.

(e)    Pursuant to the acquisition of Cleugh's the Company leased Cleugh's Buena Park, California production, packaging, warehouse and administration facility from the former owners who still remain as senior management of SunOpta Fruit Group. The lease is at market rates and is for a five year term. During 2006, the company paid $240 (2005 - $128) to the former owner.

- F31 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

13.   Related party transactions and balances continued

(f)    Pursuant to the acquisition of Purity Life Health Products the Company has leased Purity Life Health Products Acton, Ontario warehouse and administration facilities from a company controlled by the former owners, one who remains as senior management within the Canadian Food Distribution Group. The lease is at market rates and is for a 63 month term with a five year renewal period. During 2006 the company paid $106 (2005 - $nil) to the former owner.

(g)    Other amounts due to/from officers/directors of the Company included in other current assets as at December 31, 2006 was $7 (2004 - $2).

14.    Commitments and contingencies

(a)    One of the Company's subsidiaries, SunRich LLC (formerly SunRich Inc.) previously filed a claim against a supplier for failure to adhere to the terms of a contract. On July 29, 2004, Sunrich was awarded the trial judgement, and in the fall of 2006, the decision of the appellate court confirmed the judgement in Sunrich's favour. In December 2006, the Company collected approximately $2,014 in satisfaction of the trial judgement. The Company has also filed an application for the recovery of certain legal fees which is still outstanding with the Court for approval.

In December 2005, the Company was notified of service of a lawsuit, by an individual farmer in the State of New York, for breach of contract, and other grounds, for an amount of approximately $830. On January 24th, 2007, the parties reached a final settlement, at a court appointed mediation, for a sum of $175 with appropriate mutual releases. This amount has been recorded in the financial statements in other income (expense).

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

(c)    In the normal course of business, the Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain. The Food Group also has commitments to purchase $28,675 of grains in the normal course of business.

(d)    Letters of credit:

The Company has outstanding letters of credit at December 31, 2006 totaling $1,065 (see note 8 (a)(iii) and 8(e)(i).

- F32 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

14.    Commitments and contingencies continued

(e)     Real property lease commitments:

The Company has entered into various leasing arrangements which have fixed monthly rents that are adjusted annually each year for inflation.

Commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

$
2007	7,107
2008	5,430
2009	3,775
2010	2,892
2011	2,333
Thereafter	4,276
25,813

In the years 2006, 2005 and 2004, net minimum rents, including immaterial contingent rents and sublease rental income, were $7,303, $5,890 and $3,200 respectively.

(f)     As a result of acquisitions the company may be committed to pay contingent consideration for fiscal years 2007 to 2017 based on certain earning targets and thresholds. This contingent consideration is described in note 2. The total amount is not determinable as certain agreements have no maximum on the amount which can be earned.

15.   Segmented information

The Company operates in three industries:

(1)     The SunOpta Food Group ("Food Group") produces, packages, markets and distributes a wide range of natural, organic, kosher and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, oat, fiber and other natural and organic food products. There are four segments in the SunOpta Food Group comprising:

a)     SunOpta Grains and Foods Group ("Grains Group")
b)     SunOpta Ingredients Group ("Ingredients Group")
c)     SunOpta Fruit Group ("Fruit Group")
d)     SunOpta Canadian Food Distribution Group ("Distribution Group")

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

- F33 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

15. Segmented information continued

					2006
				SunOpta,
	SunOpta		BioProcess and
	Food Group	Opta Minerals	Corporate	Consolidated
	$	$		$	$
External revenues by market
U.S.	339,950	43,919		886	384,755
Canada	153,120	19,537		15	172,672
Other	37,383	805		2,411	40,599

Total revenues from external customers	530,453	64,261		3,312	598,026

Segment net earnings (loss) before other income, interest expense (net), income taxes andminority interest	23,007	6,876		(6,585)	23,298
Other income (expense)					(1,147)
Interest expense, net					7,021
Provision for income taxes					3,129
Minority interest					1,042
Net earnings					10,959
Identifiable assets	312,345	73,422		18,963	404,730
Amortization	8,073	2,700		928	11,701
Goodwill	39,205	10,252		-	49,457
Expenditures on property, plant and equipment	9,259	1,427		225	10,911

The SunOpta Food Group has the following segmented reporting:

					2006
	SunOpta			Canadian
	Grains &	SunOpta	SunOpta	Food	SunOpta
	Foods	Ingredients	Fruit	Distribution	Food
	Group	Group	Group	Group	Group
	$	$	$	$	$
External revenues by market
U.S.	154,053	52,160	133,549	188	339,950
Canada	5,235	6,174	6,374	135,337	153,120
Other	26,358	8,131	2,894	-	37,383

Total revenues from external customers	185,646	66,465	142,817	135,525	530,453

Segment earnings before other income (expense),
interest expense (net), income taxes and minority
interest	5,852	5,293	6,401	5,461	23,007

Identifiable assets	82,486	55,570	94,184	80,105	312,345

Amortization	2,228	2,371	1,868	1,606	8,073

Goodwill	2,158	12,030	8,329	16,688	39,205

Expenditures on property, plant and equipment	3, 592	1,389	3,396	882	9,259

- F34 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

15. Segmented information continued

				2005
			SunOpta,
	SunOpta		BioProcess and
	Food Group	Opta Minerals	Corporate	Consolidated
	$	$	$	$
External revenues by market
U.S.	240,052	11,131	-	251,183
Canada	115,970	23,528	-	139,498
Other	30,519	-	4,901	35,420

Total revenues from external customers	386,541	34,659	4,901	426,101

Segment net earnings (loss) before other
income, interest expense (net), income taxes and
minority interest	16,245	3,808	(3,505)	16,548

Other income				3,571

Interest expense, net				3,417

Provision for income taxes				2,566

Minority interest				578

Net earnings				13,558

Identifiable assets	246,122	41,891	13,469	301,482

Amortization	6,466	1,225	450	8,141

Goodwill	35,878	6,551		42,429

Expenditures on property, plant and equipment	9,666	2,404	2,095	14,165

The SunOpta Food Group has the following segmented reporting:

					2005
	SunOpta			Canadian
	Grains	SunOpta	SunOpta	Food	SunOpta
	& Foods	Ingredients	Fruit	Distribution	Food
	Group	Group	Group	Group	Group
	$	$	$	$	$
External revenues by market
U.S.	121,752	52,352	65,675	273	240,052
Canada	5,273	4,058	7,036	99,603	115,970
Other	21,059	7,543	1,917	-	30,519

Total revenues from external customers	148,084	63,953	74,628	99,876	386,541

Segment earnings before other income (expense),
interest expense (net), income taxes and
minority interest	8,005	3,784	3,165	1,291	16,245

Identifiable assets	79,241	60,783	63,641	42,457	246,122

Amortization	1,978	2,159	1,079	1,250	6,466

Goodwill	2,158	12,031	7,618	14,071	35,878

Expenditures on property, plant and equipment	4,154	3,081	874	1,557	9,666

- F35 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

15. Segmented information continued

				2004
			SunOpta,
	SunOpta		BioProcess and
	Food Group	Opta Minerals	Corporate	Consolidated
	$	$	$	$
External revenues by market
U.S.	166,946	12,878	1,287	181,111
Canada	84,134	19,233	-	103,367
Other	21,642	131	-	21,773

Total revenues from external customers	272,722	32,242	1,287	306,251

Segment net earnings (loss) before other
income, interest expense (net), income taxes and
minority interest	14,625	3,957	(2,819)	15,763

Other income				(12)

Interest expense, net				1,522

Provision for income taxes				3,139

Minority interest				74

Net earnings				11,016

Identifiable assets	170,110	26,777	23,285	220,172

Amortization	6,014	948	157	7,119

Goodwill	27,717	6,333	-	34,050

Expenditures on property, plant and equipment	16,216	2,137	1,457	19,810

The SunOpta Food Group has the following segmented reporting:

					2004
	SunOpta			Canadian
	Grains	SunOpta	SunOpta	Food	SunOpta
	& Foods	Ingredients	Fruit	Distribution	Food
	Group	Group	Group	Group	Group
	$	$	$	$	$
External revenues by market
U.S.	104,466	56,018	6,054	408	166,946
Canada	1,106	4,180	3,310	75,538	84,134
Other	15,113	6,103	426	-	21,642

Total revenues from external customers	120,685	66,301	9,790	75,946	272,722

Segment earnings before other income (expense),
interest expense (net), income taxes and
minority interest	4,346	6,585	94	3,600	14,625

Identifiable assets	62,737	58,689	13,370	35,314	170,110

Amortization	2,478	2,227	397	912	6,014

Goodwill	1,940	12,002	2,035	11,740	27,717

Expenditures on property, plant and equipment	6,074	8,705	309	1,128	16,216

- F36 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

15.   Segmented information continued

Geographic segments
			2006			2005
	U.S.	Canada	Total	U.S.	Canada	Total
	$	$	$	$	$	$

Property, plant and equipment	71,957	15,530	87,487	63,628	13,629	77,257

Goodwill	28,942	20,515	49,457	25,429	17,000	42,429

Total assets	283,512	121,218	404,730	212,825	88,657	301,482

Customer Concentration

The Company had no customers in either 2006, 2005 or 2004 for which sales exceeded 10% of the Company's total revenue.

16.   Proforma data (unaudited)

Condensed proforma income statement, as if all acquisitions completed in 2006 and 2005 (see note 2) had occurred at the beginning of 2005, is as follows:

	2006	2005
	$	$

Proforma revenue	667,215	574,820
Proforma net earnings	13,677	18,140
Proforma earnings per share	0.24	0.32
- Basic	0.24	0.32
- Diluted

17.   Other income (expense)

	2006	2005
	$	$

Product recall and other costs (a)	(822)	-
Dilution gain, net of related costs of $976 (b)	-	5,540
Reduction of assets (c)	-	(986)
Lawsuit (note (d) and 14(a))	-	(1,010)
Other (e)	(325)	27
	(1,147)	3,571

(a)    On December 4, 2006, Cleugh's Frozen Foods Inc. (Cleugh's), a wholly-owned subsidiary of the Company, announced a voluntary recall of frozen strawberries sold exclusively to a customer for use in strawberry smoothies sold in stores in the southwest between the period November 25, 2006 and December 1, 2006 due to the concern that this product may have been contaminated with Listeria monocytogenes.

The Company incurred costs of $822 as a direct result of the recall comprised of the reimbursement and settlement of the customer's costs and professional fees incurred. These costs have been included in the determination of income as an other expense item. In addition to the charges noted above, Cleugh's recorded an inventory provision of $779 relating to the voluntary disposal and rework of product produced during the period of potential contamination. These costs have been included in cost of goods sold within the SunOpta Fruit Group.

 - F37 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

17.   Other income (expense) continued

(b)   On February 17, 2005, the Company's subsidiary Opta Minerals Inc. completed an initial public offering and raised $14,294 (Cdn $17,496) in net proceeds, (gross proceeds Cdn $19,800) including an over-allotment option granted to the underwriters and exercised on March 16, 2005. The offer was for shares of Opta Minerals Inc. which consisted of the businesses and net assets that form the Opta Minerals Group segment (note 15). The Company recorded a dilution gain of $5,540, net of related costs, and resulted in the sale of approximately 29.6% of Opta Minerals Inc.

(c)    Reduction of assets include the write-down of a business, related facilities as well as goodwill and intangibles to net realizable value.

(d)    In relation to a lawsuit awarded in 2004, a charge was taken in 2005 for legal fees not awarded, net of established provisions (see note 14 (a)).

(e)    Other expenses in 2006 mainly relate to a write off of certain acquisition costs related to an acquisition that will not be completed.

18.   Subsequent Events

On February 13, 2007 the Company completed an equity offering of 5,175,000 shares (including a 675,000 common share overallotment option) and raised gross proceeds of approximately $53,820 at $10.40 per share.

 - F38 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental Financial Information (Unaudited)

	Quarter ended		Quarter ended
	December 31,		September 30,
	2006	2005	2006	2005

	$	$	$	$
Revenues	163,506	122,070	145,463	114,950

Cost of goods sold	135,438	103,011	122,771	96,653

Gross profit	28,068	19,059	22,692	18,297

Warehousing and distribution expenses	4,998	3,547	3,853	3,309
Selling, general and administrative expenses	17,704	12,621	15,135	11,564

Earnings (loss) before the following	5,366	2,891	3,704	3,424

Interest expense, net	(2,128)	(1,335)	(1,746)	(1,186)
Other income (expense)	(853)	(407)	(15)	146
Foreign exchange	(418)	823	(157)	438
	(3,399)	(919)	(1,918)	(602)

Earnings before income taxes	1,967	1,972	1,786	2,822

Provision for (recovery of) income taxes	(295)	376	(66)	601

Net earnings before minority interest	2,262	1,596	1,852	2,221

Minority interest	182	37	328	133

Net earnings for the period	2,080	1,559	1,524	2,088

Earnings per share for the period
Basic	0.04	0.03	0.03	0.04
Diluted	0.04	0.03	0.03	0.04

 - F39 -

SunOpta Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental Financial Information (Unaudited)

	Quarter ended		Quarter ended
		June 30,		March 31,
	2006	2005	2006	2005
	$	$	$	$
Revenues	155,745	102,858	133,312	86,223

Cost of goods sold	128,399	84,352	109,684	70,587

Gross profit	27,346	18,506	23,628	15,636

Warehousing and distribution expenses	3,834	3,361	3,429	3,238
Selling, general and administrative expenses	15,337	9,497	13,960	9,153

Earnings before the following	8,175	5,648	6,239	3,245

Interest expense, net	(1,748)	(594)	(1,399)	(302)
Other income (expense)	(194)	(203)	(85)	4,035
Foreign exchange	597	45	(208)	35
	(1,345)	(752)	(1,692)	3,768

Earnings before income taxes	6,830	4,896	4,547	7,013

Provision for income taxes	2,087	1,354	1,403	235

Net earnings before minority interest	4,743	3,542	3,144	6,778

Minority interest	400	235	132	173

Net earnings for the period	4,343	3,307	3,012	6,605

Earnings per share for the period
Basic	0.08	0.06	0.05	0.12
Diluted	0.08	0.06	0.05	0.12

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

 - F41 -