Form 10-Q
period 2007-03-31
SunOpta Inc.
filed 2007-05-10
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
Commission File No. 0-9989

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

Yes  x      No__

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

Yes  x      No__

At May 3, 2007 registrant had 63,025,984 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $695,504,379. The Company's common shares are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

There are 30 pages in the March 31, 2007 10-Q and the index follows the cover page.

SUNOPTA INC.	1	March 31, 2007 10-Q

SUNOPTA INC.
FORM 10-Q
For the quarter ended March 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings for the three months ended March 31, 2007 and 2006.

Condensed Consolidated Balance Sheets as at March 31, 2007 and December 31, 2006.

Condensed Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2007 and 2006.

Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2007 and 2006.

Notes to Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Disclosure Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

All financial information is expressed in United States Dollars. The closing rate of exchange on May 3, 2007 was CDN $1 = U.S. $0.9037

SUNOPTA INC.	2	March 31, 2007 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Condensed Consolidated Financial Statements

SunOpta Inc.

For the Three Months Ended March 31, 2007

(Unaudited)

SUNOPTA INC.	3	March 31, 2007 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Earnings
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31,	March 31,
	2007	2006
	$	$

Revenues	183,440	133,312

Cost of goods sold	148,599	109,684

Gross profit	34,841	23,628

Warehousing and distribution expenses	4,938	3,429
Selling, general and administrative expenses	21,026	13,416
Intangible amortization	983	544

Earnings before the following	7,894	6,239

Interest expense, net	(1,911)	(1,399)
Other expense	(189)	(85)
Foreign exchange	82	(208)

	(2,018)	(1,692)

Earnings before income taxes	5,876	4,547

Provision for income taxes	1,823	1,403

Net earnings before minority interest	4,053	3,144

Minority interest	203	132

Net earnings for the period	3,850	3,012

Change in foreign currency translation adjustment	665	(113)

Comprehensive income	4,515	2,899

Net earnings per share for the period (note 4)

– Basic	0.06	0.05

– Diluted	0.06	0.05

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	4	March 31, 2007 10-Q

SunOpta Inc.
Condensed Consolidated Balance Sheets
As at March 31, 2007 and December 31, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31,	December 31,
	2007	2006
	$	$

Assets

Current assets
Cash and cash equivalents	449	954
Accounts receivable	87,986	73,599
Inventories (note 2)	132,779	126,736
Prepaid expenses and other current assets	8,105	8,129
Current income taxes recoverable	-	1,829
Deferred income taxes	1,824	1,824
	231,143	213,071

Property, plant and equipment	90,562	87,487
Goodwill	49,649	49,457
Intangible assets	48,109	47,943
Deferred income taxes	6,330	5,615
Other assets	2,477	1,157

	428,270	404,730
Liabilities

Current liabilities
Bank indebtedness (note 5)	30,083	40,663
Accounts payable and accrued liabilities	62,365	80,851
Customer and other deposits	1,382	957
Current portion of long-term debt (note 5)	6,699	8,433
Current portion of long-term payables	1,198	1,736
	101,727	132,640

Long-term debt (note 5)	66,733	69,394
Long-term payables	3,002	3,607
Deferred income taxes	12,212	12,156
	183,674	217,797

Minority interest	10,433	10,230

Shareholders' Equity

Capital stock (note 3)	165,039	112,318
Contributed surplus (note 3)	4,412	4,188
Retained earnings	55,188	51,338
Accumulated other comprehensive income	9,524	8,859
	234,163	176,703

	428,270	404,730

Commitments and contingencies (note 7)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	5	March 31, 2007 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Shareholders' Equity
As at March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

				Accumulated
				other
	Capital	Contributed	Retained	comprehensive
	stock	surplus	earnings	income	Total
	$	$	$	$	$

Balance at December 31, 2006	112,318	4,188	51,338	8,859	176,703

Options exercised	776	-	-	-	776
Employee stock purchase plan	214	-	-	-	214
Public offering	51,731	-	-	-	51,731
Stock based compensation	-	224	-	-	224
Net earnings for the period	-	-	3,850	-	3,850
Currency translation adjustment	-	-	-	665	665

Balance at March 31, 2007	165,039	4,412	55,188	9,524	234,163

				Accumulated
				other
	Capital	Contributed	Retained	comprehensive
	stock	surplus	earnings	income	Total
	$	$	$	$	$

Balance at December 31, 2005	106,678	3,235	40,379	9,792	160,084

Warrants exercised	60	-	-	-	60
Options exercised	673	-	-	-	673
Employee stock purchase plan	128	-	-	-	128
Stock based compensation	-	75	-	-	75
Net earnings for the period	-	-	3,012	-	3,012
Currency translation adjustment	-	-	-	(113)	(113)

Balance at March 31, 2006	107,539	3,310	43,391	9,679	163,919

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	6	March 31, 2007 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31,	March 31,
	2007	2006
	$	$
Cash provided by (used in)

Operating activities
Net earnings for the period	3,850	3,012
Items not affecting cash
Amortization	3,431	2,615
Deferred income taxes	328	321
Minority interest	203	132
Other	236	108
Changes in non-cash working capital (note 6)	(36,326)	(6,696)

	(28,278)	(508)
Investing activities
Acquisition of companies, net of cash acquired	-	(12,197)
Purchase of property, plant and equipment	(5,377)	(2,755)
Acquisition of patents, trademarks and licences	(799)	-
Increase in other assets	(1,331)	(11)

	(7,507)	(14,963)
Financing activities
Increase (decrease) in bank indebtedness	(10,572)	12,836
Borrowings under long-term debt and tender facility	1,500	2,542
Repayment of term debt	(5,986)	(1,144)
Net proceeds from the issuance of common shares, net of issuance costs	51,729	870
Repayment of long-term payables	(1,143)	(129)

	35,528	14,975

Foreign exchange gain (loss) on cash held in a foreign currency	(248)	109

Decrease in cash and cash equivalents during the period	(505)	(387)

Cash and cash equivalents – Beginning of the period	954	5,455

Cash and cash equivalents – End of the period	449	5,068

See note 6 for supplemental cash flow information

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	7	March 31, 2007 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

1.     Basis of presentation

The interim condensed consolidated financial statements of SunOpta Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. For further information, see the Company's consolidated financial statements, and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2006.

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ending December 31, 2006. All significant intercompany accounts and transactions have been eliminated on consolidation.

2.     Inventory

	March 31,	December 31,
	2007	2006
	$	$

Raw materials and work in process	26,557	35,509
Finished goods	96,013	83,373
Grain	10,209	7,854

	132,779	126,736
Grain inventories consist of the following:
Company owned grain	9,332	7,637
Unrealized gain (loss) on
Sale and purchase contracts	1,379	1,340
Future contracts	(502)	(1,123)

	10,209	7,854

3.     Capital stock and contributed surplus

	March 31,	December 31,
	2007	2006
	$	$
Common Stock (Issued and fully paid)
62,997,634 common shares (December 31, 2006 – 57,672,053)	165,039	112,318
Contributed Surplus	4,412	4,188

	169,451	116,506

SUNOPTA INC.	8	March 31, 2007 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

3.     Capital stock and contributed surplus continued

(a)    On February 13, 2007, the Company issued 5,175,000 common shares at a price of $10.40 per common share, in respect of a public offering for gross proceeds of $53,820. The Company incurred share issuance costs of $2,089, net of a $992 tax benefit, for net proceeds of $51,731.

(b)    In the three months ended March 31, 2007, employees and directors exercised 127,645 (March 31, 2006 – 214,218) common share options and an equal number of common shares were issued for net proceeds of $776 (March 31, 2006 - $673).

(c)    In the three months ended March 31, 2007, 20,436 (March 31, 2006 – 21,080) common shares were issued for net proceeds of $214 (March 31, 2006 - $128) as part of the Company's employee stock purchase plan.

(d)    In the three months ended March 31, 2007, 100,000 (March 31, 2006 – 12,000) options were granted to employees at a price of $10.86 (March 31, 2006 - $5.36 to 7.04). The fair value of the options granted was $549 (March 31, 2006 – $32) estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2006 - 0%), an expected volatility of 54% (2006 – 55%), a risk-free interest rate of 4% (2006 – 4%), forfeiture rate of 15% (2006 – 10%) and an expected life of five to six years.

(e)    In conjunction with his promotion to Chief Executive Officer, Steve Bromley received an award of 10,000 shares of the Company's stock. The stock was granted 25% on February 8, 2007,plus an additional 25% will be issued on the anniversary for the next three years. Accordingly, 2,500 shares were issued from treasury and the Company recognized stock based compensation costs of $29 in the quarter.

(f)    In the three months ended March 31, 2007, the Company recognized stock based compensation of $195 (March 31, 2006 - $75) related to the Company's stock option plans.

(g)    In the three months ended March 31, 2007, no warrants were exercised, however, in the quarter ending March 31, 2006, there were 35,000 warrants exercised and 35,000 shares were issued for proceeds of $60.

4.     Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended
	March 31,	March 31,
	2007	2006
	$	$
Net earnings for the period	3,850	3,012

Weighted average number of shares used in basic earnings per share	60,419,948	56,706,170
Dilutive potential of the following:
Employee/director stock options	774,602	537,051

Diluted weighted average number of shares outstanding	61,194,550	57,243,221
Net earnings per share:
Basic	0.06	0.05
Diluted	0.06	0.05

Options to purchase 100,000 (March 31, 2006 - 660,980) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

SUNOPTA INC.	9	March 31, 2007 10-Q

SunOpta Inc.
Condensed Notes to Consolidated
Financial Statements
For the three months ended March 31, 2007 Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

5.      Long-term debt and banking facilities

	March 31,	December 31,
	2007	2006
	$	$
Term loan (a)(i)	45,000	45,000
Term loan (a)(ii)	9,000	10,000
Other long-term debt (b)	19,432	22,827
	73,432	77,827
Less current portion	(6,699)	(8,433)

	66,733	69,394

On February 28, 2007 the company repaid $1,890 in term debt and repaid and terminated its $20,000 asset based line of credit arrangement, both of which were secured by the assets of Cleugh's Frozen Foods, Inc. The assets of Cleugh's Frozen Foods, Inc. have now been pledged as collateral under the syndicated lending agreement noted below.

(a) Syndicated Lending Agreement

i)      Term loan facility:

The term loan facility remained unchanged at $45,000 (2006 - $45,000). The entire loan principal is due on maturity. The term loan matures on December 20, 2010 and is renewable at the option of the lender and the Company.

ii)     Revolving acquisition facility:

The acquisition facility of $9,000 (December 31, 2006 - $10,000) is payable quarterly equal to the greater amount of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw. Any remaining outstanding principal under this facility is due on October 31, 2009.

iii)     Canadian line of credit facility:

The Company has a line of credit facility in Canada with a maximum draw of Cdn $25,000 ($21,652). At March 31, 2007, $16,600 (December 31, 2006 - $nil) of this facility was utilized (included in bank indebtedness) plus an additional $172 (December 31, 2006 - $172) was committed through letters of credit.

iv)   US line of credit facility:

The US line of credit facility has a maximum borrowing of $30,000. At March 31, 2007, $3,000 (December 31, 2006 - $13,000) of this facility was utilized (included in bank indebtedness). Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios.

All of the above facilities are collateralized by a first priority security against substantially all of the Company's assets in both Canada and the United States with the exception of the assets of Opta Minerals.

SUNOPTA INC.	10	March 31, 2007 10-Q

SunOpta Inc.
Condensed Notes to Consolidated
Financial Statements
For the three months ended March 31, 2007 Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

5.     Long-term debt and banking facilities continued

(b) Other long-term debt consists of the following:

	March 31,	December 31,
	2007	2006
	$	$
On February 15, 2007, Opta Minerals, Inc. drew Cdn $1,752 ($1,495) from its acquisition and capital facility bringing the total outstanding to $2,417. In addition $8,353 of the $9,527 (Cdn $11,000) term loan facility is outstanding at March 31, 2007. These loans require quarterly principal payments of $379 of which $260 (Cdn $301) is payable in Canadian dollars.	10,770	9,429

Promissory notes issued to former shareholders bearing a weight average interest rate of 5.3% (December 31, 2006 - 4.7%), unsecured, due in varying instalments through 2009 with principal payments of $2,540 due in the next 12 months.	7,370	10,027

Term loans payable bearing a weighted average interest rate of 2.3% (December 31, 2006 – 7.1%) due in varying instalments through July 2009 with principal payments of $331 due in the next 12 months.	690	2,631

Capital lease obligations due monthly with a weighted average interest rate of 7.0% (December 31, 2006 – 7.9%)	602	740

	19,432	22,827

(c)   Additional Credit Facilities

Included in bank indebtedness on the balance sheet are lines of credit of the Company as described in 5(a) above and lines of credit of the Company's subsidiaries as follows

i) Opta Minerals Inc.:

In addition to the term loan facility described above in 5(b), Opta Minerals, Inc. has a line of credit of $10,826 (Cdn $12,500) and a $4,330 (Cdn $5,000) facility to finance future acquisitions and capital expenditures. As of March 31, 2007 Opta Minerals, Inc. has utilized $8,919 (December 31, 2006 - $7,645) of the line of credit, including letters of credit outstanding and $2,417 (December 31, 2006 - $950) of the acquisition facility.

These facilities have been collaterized by a priority security interest against substantially all of the Opta Minerals Inc.'s assets.

Cash on deposit with lending institutions has been netted against borrowings under the lines of credit with the same institutions.

SUNOPTA INC.	11	March 31, 2007 10-Q

SunOpta Inc.
Condensed Notes to Consolidated
Financial Statements
For the three months ended March 31, 2007 Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.      Supplemental cash flow information

	Three months ended
	March 31,	March 31,
	2007	2006
	$	$
Changes in non-cash working capital:
Accounts receivable	(14,209)	(4,325)
Inventories	(5,836)	(478)
Income tax recoverable	1,826	1,088
Prepaid expenses and other current assets	30	(925)
Accounts payable and accrued liabilities	(18,563)	(3,050)
Customer and other deposits	426	994

	(36,326)	(6,696)
Cash paid for:
Interest	1,981	1,453
Income taxes	398	99

7. Commitments and contingencies

(a)   One of the Company's subsidiaries, SunRich LLC (formerly SunRich Inc.) filed a claim against a supplier for failure to adhere to the terms of a contract. In 2004 Sunrich was awarded the trial judgement and in the fall of 2006, the decision of the Appellate Court confirmed this judgement. In 2006, the Company collected $2,014 in satisfaction of the judgement. The Company also has filed an application for the recovery of legal fees which is currently outstanding with the Court for approval.

In 2005, the Company was sued by a landlord of one of its leased facilities for non-payment of rent and early lease cancellation. The company has countersued for non-performance by the landlord and damages. The Company believes the resolution of the matter will not have a material impact on the financial statements.

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

SUNOPTA INC.	12	March 31, 2007 10-Q

SunOpta Inc.
Condensed Notes to Consolidated
Financial Statements
For the three months ended March 31, 2007 Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.     Proforma data (unaudited)

Condensed proforma income statement, as if the acquisition of Magnesium Technologies Corporation, Purity Life Health Products, Bimac Corporation, Quest Vitamins, Hess Food Group and Aux Mille et une Saisons Inc had occurred at the beginning of 2006, is as follows:

	Three months ended
	March 31,	March 31,
	2007	2006
	$	$

Proforma revenue	183,440	157,995
Proforma net earnings	3,850	3,331
Proforma earnings per share:
- Basic	0.06	0.06
- Diluted	0.06	0.06

9.     Segmented information Industry segments

The Company operates in six segments within the following three industry groups:

(1) The SunOpta Food Group ("Food Group"), produces, packages, markets and distributes a wide range of natural, organic, kosher and specialty food products and ingredients with a focus on soy, corn, sunflower, a wide range of fruit based products, oat and soy fiber and other natural and organic food products. There are four segments in the SunOpta Food Group comprising:

a) SunOpta Grains and Foods Group ("Grains Group")
b) SunOpta Ingredients Group ("Ingredients Group")
c) SunOpta Fruit Group ("Fruit Group")
d) SunOpta Canadian Food Distribution Group ("Distribution Group")

(2) Opta Minerals processes, sells and distributes silica free loose abrasives, roofing granules, industrial minerals, specialty sands, and recycles inorganic materials for the foundry, steel, roofing shingles and bridge and ship cleaning industries; and

(3) The SunOpta BioProcess Group owns numerous patents on its proprietary biomass pretreatment steam explosion technology and provides a wide range of research and development services, engineering services and equipment solutions to a range of customers for processing non-woody fibers for use in the paper, food and cellulosic ethanol industries.

SUNOPTA INC.	13	March 31, 2007 10-Q

SunOpta Inc.
Condensed Notes to Consolidated
Financial Statements
For the three months ended March 31, 2007 Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.     Segmented information continued

	Three months ended
				March 31, 2007
			SunOpta
	SunOpta	Opta Minerals	BioProcess and
	Food Group	Inc.	Corporate	Consolidated
	$	$	$	$
External revenues by market
U.S.	97,614	12,609	698	110,921
Canada	60,510	3,685	-	64,195
Other	8,138	169	17	8,324

Total revenues to external customers	166,262	16,463	715	183,440

Segment earnings before other income (expense),
interest expense (net), income taxes and minority
interest	7,935	1,447	(1,406)	7,976

Other income (expense)				(189)

Interest expense, net				1,911

Provision for income taxes				1,823

Minority interest				203

Net earnings				3,850

The SunOpta Food Group has the following segmented reporting:

	Three months ended
					March 31, 2007
				SunOpta
	SunOpta			Canadian
	Grains &	SunOpta	SunOpta	Food	SunOpta
	Foods	Ingredients	Fruit	Distribution	Food Group
	$	$	$	$	$
External revenues by market
U.S.	42,847	15,265	39,246	256	97,614
Canada	2,442	2,001	2,064	54,003	60,510
Other	7,302	712	124	-	8,138

Total revenues from external customers	52,591	17,978	41,434	54,259	166,262

Segment earnings before other income (expense),
interest expense (net), income taxes and
minority interest	2,708	1,019	1,455	2,753	7,935

SUNOPTA INC.	14	March 31, 2007 10-Q

SunOpta Inc.
Condensed Notes to Consolidated
Financial Statements
For the three months ended March 31, 2007 Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.      Segmented information continued

	Three months ended
				March 31, 2006
			SunOpta
	SunOpta		BioProcess and
	Food Group	Opta Minerals Inc.	Corporate	Consolidated
	$	$	$	$
External revenues by market
U.S.	74,686	8,399	-	83,085
Canada	34,505	4,636	-	39,141
Other	10,080	10	996	11,086

Total revenues to external customers	119,271	13,045	996	133,312

Segment earnings before other income (expense),
interest expense (net), income taxes and minority
interest	6,829	998	(1,796)	6,031

Other income (expense)				(85)

Interest expense, net				1,399

Provision for income taxes				1,403

Minority interest				132

Net earnings				3,012

The SunOpta Food Group has the following segmented reporting:

	Three months ended
					March 31, 2006
				SunOpta
	SunOpta			Canadian
	Grains &	SunOpta	SunOpta	Food	SunOpta
	Foods	Ingredients	Fruit	Distribution	Food Group
	$	$	$	$	$
External revenues by market
U.S.	32,313	12,895	29,449	29	74,686
Canada	942	1,416	1,268	30,879	34,505
Other	5,899	3,802	379	-	10,080

Total revenues from external customers	39,154	18,113	31,096	30,908	119,271

Segment earnings before other income (expense),
interest expense (net), income taxes and
minority interest	1,793	1,706	1,500	1,830	6,829

SUNOPTA INC.	15	March 31, 2007 10-Q

SunOpta Inc.
Condensed Notes to Consolidated
Financial Statements
For the three months ended March 31, 2007 Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10. Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109'' ("FIN 48''). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes'' ("SFAS 109''). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. SunOpta has adopted the provisions of FIN 48 on January 1, 2007. The Company has assessed the impact of FIN 48 which includes uncertain tax positions and tax returns not audited by tax authorities. The Company's adoption did not have a significant impact on the results of operations or financial position.

11. Subsequent Events

On May 4, 2007, SunOpta Inc. acquired certain assets of Baja California Congelados, S.A. de C.V. ("BCC"), of Rosarito, Baja California, Mexico. The purchase price of $2,875 consisted of cash paid on closing.

BCC is the leading frozen strawberry processor in Baja California, Mexico. Under the terms of the agreement, SunOpta purchased all of the physical assets in the production facility located in Rosarito and also assumed a long-term lease for the facility, located 20 miles south of San Diego, California. In addition, SunOpta entered into long-term supply agreements with Andrew Williamson Fresh Produce, ("Andrew Williamson") the San Diego-based parent of BCC. The agreements provide for the supply of strawberries from both the Baja California and Oxnard, California growing regions to the Rosarito facility in addition to SunOpta's existing California facilities. As a result, SunOpta expects to add in excess of 20 million pounds of strawberries to the Company's supply chain by 2008.

SUNOPTA INC.	16	March 31, 2007 10-Q

SunOpta Inc.
Condensed Notes to Consolidated
Financial Statements
For the three months ended March 31, 2007 Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

PART I - FINANCIAL INFORMATION

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Public Offering

On February 13, 2007, the Company announced that it had completed its previously announced public offering of common shares. As the underwriters of the offering exercised their over-allotment option in full upon closing, a total of 5,175,000 common shares were issued to the public at a price of US$10.40 per share for aggregate gross proceeds of $53,820,000 or $51,731,000 net of costs.

The net proceeds of the offering were used to repay outstanding bank indebtedness and certain term debts and fund internal expansion projects and working capital requirements.

New Contracts

On March 9, 2007, Opta Minerals Inc., the Company's 70.4% owned subsidiary, announced two new contracts for approximately $12,000,000 in annual revenues for the supply of magnesium desulfurization products to two major integrated steel mills in Canada and the US. These contracts are renewable on a yearly basis.

Opta Minerals also announced that it will commence commercial production of these products in the 2nd quarter at the Waterdown, Ontario facility. This expansion will give Opta three facilities focused on the production of magnesium based reagents and slag conditioners located in Indiana, Ontario and Michigan.

Strategic Agreements

On March 27, 2007, the Company announced, through the SunOpta Fruit Group, that it had entered into a strategic agreement with reputable local fruit industry leaders in Argentina and Chile to develop supply opportunities in the organic and natural frozen fruit industry. The agreements increase SunOpta's supply of natural and organic strawberries, raspberries and blueberries, apple and pear purees and fruit and vegetable concentrates from an important counter cyclical supply region.

In this regard, the Company entered into a five year exclusive supply agreement with Baby's Best Infant Food Ingredients S.A.("Baby's Best), a producer of organic and natural purees and concentrates in Mendoza, Argentina. Under the terms of the agreement, the Company provided a line of credit to enable Baby's Best to expand production and in turn received an option to purchase Baby's Best at a predetermined price in March 2009.

The Company also entered into a three year exclusive organic supply agreement with a leading processor of organic and natural frozen fruits in Chile. Under the terms of the agreement SunOpta financed a capital expansion to further develop growth in critical organic fruit supply.

Working Capital

The Company's working capital increased to $129,420,000 during the quarter versus $80,430,000 at December 31, 2006. A number of business factors drove this increase including an increase in accounts receivable in line with revenue growth, the rapid growth in the Company's global sourcing program which often requires payment for raw materials in advance of shipping to North America, the rapid increase in the costs of certain grains and fruits due to market pricing conditions, changes in the ship and release policy within the Fruit Group which increased inventory levels and aggressive use of all supplier payment discounts made available. In addition, traditional farmer payments which normally straddle the year-end were significant higher in 2007 due to increased volumes and higher commodity prices for corn and soybeans. A number of actions have been taken to reduce these factors and we expect significant improvement in this regard over the balance of the year.

SUNOPTA INC.	17	March 31, 2007 10-Q

Operations for the Three Months ended March 31, 2007 Compared With the Three Months Ended March 31, 2006

Consolidated
	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	166,262,000	119,271,000	46,991,000	39.4%
Opta Minerals	16,463,000	13,045,000	3,418,000	26.2%
SunOpta Bio Process	715,000	996,000	(281,000)	(28.2%)

Total Revenue	183,440,000	133,312,000	50,128,000	37.6%

Operating Income[1]
SunOpta Food Group	7,935,000	6,829,000	1,106,000	16.2%
Opta Minerals	1,447,000	998,000	449,000	45.0%
SunOpta Bio Process &
Corporate	(1,406,000)	(1,796,000)	390,000	(21.7%)

Total Operating Income	7,976,000	6,031,000	1,945,000	32.3%

Other Income (Expense), net	(189,000)	(85,000)	(104,000)	122.4%
Interest Expense	1,911,000	1,399,000	512,000	36.6%
Income Tax Provision	1,823,000	1,403,000	420,000	29.9%
Minority Interest	203,000	132,000	71,000	53.8%

Net earnings	3,850,000	3,012,000	838,000	27.8%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues in the first three months of 2007 increased by 37.6% to $183,440,000 based on internal growth of 16.1% and acquisition revenues of $24,683,000. Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year.

Operating income increased to $7,976,000, representing an increase of 32.3% versus the first three months of 2006. Growth in operating income was attributed to improved operating earnings from the SunOpta Food Group of $1,106,000 due primarily to the strong revenues and margins in the SunOpta Canadian Food Distribution Group operations and improved revenue and operating margins in the SunOpta Grains and Food Group. In addition, operating improvements of $449,000 were realized in Opta Minerals while the SunOpta BioProcess and Corporate segment realized reduced costs of $390,000. Please note that segmented operating income reflects an increase in allocated costs from Corporate to the SunOpta Food Group of $1,169,000 for increased information technology services as well as back office functions provided to divisions using the Oracle ERP system. Further details on revenue and operating income, including the impact of the corporate cost allocations, are provided by operating group below.

Interest expense increased by 36.6% to $1,911,000 for the three months ended March 31, 2007 due to increased average long-term debt and operating lines of approximately $21,000,000. The increase in debt is primarily related to acquisitions completed during the previous year and additional working capital utilized to fund internal growth. The average interest rate for the quarter was approximately 6.4%, slightly higher that the prior years first quarter at 6.2%. The Company's long term debt to equity ratio is 0.31:1:00, below the Company's long term target. Bank indebtedness is approximately 14% of accounts receivable and inventory, which is used to finance operating lines.

Other expense for the three months ending March 31, 2006 of $189,000 includes certain restructuring costs incurred during the quarter mainly relating to the consolidation of warehouses within the SunOpta Canadian Food Distribution Group. Other expenses of $85,000 in the previous year were related to costs incurred with the acquisition of Magnesium Technologies Corporation.

The income tax rate for the first three months of 2007 is approximately 31.0%. The provision for income taxes in the first three months of 2007 is comparable to the prior year. The Company expects that the full year income tax rate for 2007 will be between 30% and 34%.

SUNOPTA INC.	18	March 31, 2007 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:

	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue
SunOpta Grains & Foods	52,591,000	39,154,000	13,437,000	34.3%
SunOpta Ingredients	17,978,000	18,113,000	(135,000)	(0.7%)
SunOpta Fruit	41,434,000	31,096,000	10,338,000	33.2%
SunOpta Cdn Food Distribution	54,259,000	30,908,000	23,351,000	75.6%

Food Group Revenue	166,262,000	119,271,000	46,991,000	39.4%

Operating Income[1]
SunOpta Grains & Foods	2,708,000	1,793,000	915,000	51.0%
SunOpta Ingredients	1,019,000	1,706,000	(687,000)	(40.3%)
SunOpta Fruit	1,455,000	1,500,000	(45,000)	(3.0%)
SunOpta Cdn Food Distribution	2,753,000	1,830,000	923,000	50.4%

Food Group Operating Income	7,935,000	6,829,000	1,106,000	16.2%
SunOpta Food Group Segment Margin %	4.8%	5.7%		-0.9%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Food Group contributed $166,262,000 or 90.6%% of total Company consolidated revenues in the first three months of 2007 versus 89.5% in the same period in 2006. The increase of 39.4% in the SunOpta Food Group reflects very strong sales volume from the SunOpta Grains & Food Group due to strong sales of soybean, corn, sunflower and refrigerated and aseptic soymilk, very strong increases in the SunOpta Canadian Food Distribution group due to improving grocery sales and acquisitions and strong internal growth from the SunOpta Fruit Group driven by increased demand for natural and organic fruits and related ingredients. These increases were offset by lower sales in the SunOpta Ingredients Group due to the previously announced loss of a contract manufacturing customer which contributed $2,542,000 in revenue in 2006.

Operating income in the SunOpta Food Group increased by 16.2% to $7,935,000 including the impact of $1,169,000 in higher corporate costs allocations. Excluding those allocations, the SunOpta Food Group recorded an increase in operating income of 33.3% on a comparable basis. The increase in operating income reflects improved operating results of $923,000 within the SunOpta Canadian Food Distribution Group, due to strong organic, kosher and grocery revenues, cost rationalization and acquisitions completed in the prior year and a $915,000 increase from the SunOpta Grains and Foods Group, due to strong soymilk revenues and a turn around in the sunflower business. The increases noted were offset by reduced operating income of $687,000 in the SunOpta Ingredients Group primarily due to the loss of a contract for manufacturing of a soluble fiber which contributed operating margin of $545 in the first quarter of 2006, plus their share of higher corporate allocations.

SunOpta Grains & Foods Group
	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue	52,591,000	39,154,000	13,437,000	34.3%
Gross Margin	6,094,000	4,506,000	1,588,000	35.2%
Gross Margin %	11.6%	11.5%		0.1%
Segment Operating Income[1]	2,708,000	1,793,000	915,000	51.0%
Segment Margin %	5.1%	4.6%		0.5%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

SUNOPTA INC.	19	March 31, 2007 10-Q

The SunOpta Grains and Foods Group contributed $52,591,000 in revenues during the first quarter, a $13,437,000 or 34.3% increase over the same quarter in the previous year. This increase was attributed entirely to internal growth. The Group realized significant revenue increases of $7,902,000 due to higher demand for organic corn, organic soy, IP soy, organic feed and food ingredients. The Group also had increased revenues of $3,675,000 due to the new extended shelf life (ESL) soymilk product contracts awarded in 2006. Sunflower products sales were $2,077,000 higher than last year due to the strong shipments of Inshell products. Offsetting the increases above are decreased revenues of $217,000 due primarily to the timing of revenues within roasted products and snack foods.

Gross margin in the Grains and Foods Group increased by $1,588,000 to $6,094,000 in the three months ended March 31, 2007. Gross margin as a percentage of revenues of 11.6% was slightly favourable to the prior year's quarter by 0.1%. Higher margin rates in sunflower products, due to pricing and plant efficiencies, have led to increased gross margins of $491,000. Lower gross margin rates were realized on grains, due to higher commodity prices where a fixed margin is realized irrespective of input cost, offset by volume gains which resulted in increased net gross margins of $474,000. Soymilk and roasted product gross margins as a percentage of revenues remained consistent with the prior year and resulted in gross margin gains of $623,000.

The increase in operating income of $915,000 to $2,708,000 reflects the increase in gross margins noted offset by an increase in corporate allocated costs of $390,000 and a net increase of $283,000 related to selling, general and administrative expense and intangible amortization (SG&A) and foreign exchange. The increase in SG&A was attributed to increased sales staff and promotional expenses related to the timing of two industry trade shows.

Looking forward, we expect the rebound in our sunflower business to continue to generate improved margins throughout 2007. As demand for organic products continues to grow the Group will focus on exploiting opportunities in these markets. We expect to increase our participation in the specialty oils market and continuing to pursue aseptic and ESL soy beverage accounts. The long term expectation for this Group is a segment operating margin of 6% to 8% based on a profitable sunflower business and improved product mix, facility utilization and cost control.

SunOpta Ingredients Group

	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue	17,978,000	18,113,000	(135,000)	(0.7%)
Gross Margin	3,347,000	3,513,000	(166,000)	(4.7%)
Gross Margin	18.6%	19.4%		(0.8%)
Segment Operating Income[1]	1,019,000	1,706,000	(687,000)	(40.3%)
Segment Margin %	5.7%	9.4%		-3.7%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Ingredients Group contributed revenues of $17,978,000 in the first three months of 2007 as compared to $18,113,000 in 2006, a 0.7% decrease. The decrease is attributable to lower revenues of $2,542,000 due to the lost volumes of a specialty soluble fiber manufacturing contract which was announced in 2006. This decline was offset by higher sales of oat and soy fiber of $1,381,000 as demand for fibers continues to push capacity constraints. Also offsetting the decline was an increase in dairy blending volumes of $944,000 due to expanded product lines within the channel and an increase of $84,000 in all other products where increased volumes in technical processing offset declines in certain ingredient systems, brans and starches.

In the quarter, gross margin in the Ingredients Group decreased by $166,000 and the margin rate decreased by 0.8% to 18.6% of revenue. The decrease in margin is primarily attributable to the lost volumes of the specialty soluble fiber of $545,000. This decline in margins was partially offset by an increase in margins of $379,000 attributed to the efficiency of higher volume and margins in dairy blending. Net margin gains in oat and soy fiber were offset by softer margins in all other contract manufacturing.

The decrease in operating income of $687,000 to $1,019,000 reflects the decrease in gross margins noted, an increase in corporate allocated costs of $200,000 and an increase of $321,000 in SG&A attributed to increased compensation costs due to new hires in sales, applications and finance groups plus the impact of higher benefit rates.

The Ingredients Group will continue to focus on growing its fiber portfolio and customer base moving forward. Recent and planned price increases are expected to improve margins with our various fiber and contract manufacturing solutions. The Group expects to continue to expand capacity through capital investment projects or acquisition. The Group continues to focus on product innovation and development of both soluble and non-soluble fiber applications as well as contract manufacturing where acceptable margins can be realized. The Group's objective is to grow segment operating income percentage to 10% to 12% of revenues through selective pricing strategies, growth of higher margin products, increased capacity utilization and cost reduction programs.

SUNOPTA INC.	20	March 31, 2007 10-Q

SunOpta Fruit Group

	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue	41,434,000	31,096,000	10,338,000	33.2%
Gross Margin	5,979,000	4,311,000	1,668,000	38.7%
Gross Margin	14.4%	13.9%		0.5%
Segment Operating Income[1]	1,455,000	1,500,000	(45,000)	(3.0%)
Segment Margin %	3.5%	4.8%		-1.3%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The product recall experienced in the fourth quarter of 2006 has been completed without issue. The company is in the process of settling the related liability with its key customer and expects to receive a mutual release in the next quarter.

Revenue increased by 33.2% to $41,343,000 and included an internal growth rate of 31.2%. Revenue increased by $10,338,000 due to continued revenue strength from improved volumes across all fruit group business and price increases in both conventional and organic fruit. Of note, strength within our global sourcing operations contributed $4,422,000 of the increase primarily due to gains in industrial sales of cranberries and organic fruit purees. Also contributing to the increase was higher sales of IQF fruit and frozen strawberries of $2,110,000 and an increase in fruit bars shipments of $2,272,000 due to the continued rollout of new private label programs. The remaining increase of $1,534,000 was attributable to launch of sales of new fruit toppings to a national breakfast restaurant chain and brokerage revenues related to the late 2006 acquisition of the Hess Food Group.

Gross margins in the SunOpta Fruit Group increased by $1,668,000 in the three months ended March 31, 2007 to $5,979,000 or 14.4% of revenue, as compared to 13.9% of revenues in 2006. An increase of $1,113,000 due to higher volume and rates can be attributed to favorable organic and conventional fruit sourcing relating primarily to industrial fruit sales and private label offerings. The acquisition of the Hess Food Group provided additional procurement margins of $407,000. In addition, margin increases of $233,000 in our fruit ingredient business were attributed to price increases and improved plant efficiencies. A net decline of $84,000 was realized within our IQF fruit & frozen strawberry and fruit bar operations due to higher sourcing costs of both conventional and organic fruit. The fruit bar operations realized reduced margins of $123,000 even with the large increase in volume produced. As volumes increased the operations have incurred a number of operational issues which have resulted in high production costs and plant inefficiencies. Results in the quarter include approximately $500,000 of non recurring costs related to these operational issues. A facility expansion commenced during the first quarter which is expected to double capacity and address process inefficiencies throughout the year

Operating income in the SupOpta Fruit Group was relatively consistent with the prior year at $1,455,000 for the three months ended March 31, 2007 as compared to $1,500,000 in 2006. Impacting the increase in gross margins noted above was an increase in corporate allocated costs of $244,000, an increase in other SG&A of $1,395,000 and foreign exchange variance of $74,000. The increase in SG&A is due primarily to higher compensation of $893,000 related to higher commissions paid on increased revenues and additional headcount and travel to support expanded supply agreements and new industrial product programs. In addition, $293,000 of the increase was attributable to the acquisition of Hess Food group and $209,000 related to consulting fees in assisting with the Group's conversion to our new enterprise information system.

The Group will utilize expanded capabilities to exploit a number of product innovation and customer development programs. Recent and planned price increases are expected to improve margins within our frozen strawberry and fruit bar divisions. Focus on operational excellence throughout the group, especially in the fruit bar operation, will also provide for improved margins in future quarters. The Group will continue to support expansion of global sourcing capabilities, internal processing capabilities and an expanded niche product portfolio in industrial, food service and private label markets. Segment margins are targeted at 8% to 10%. We believe this can be attained through a combination of strategic pricing, operational efficiency through automation and integration, procurement optimization and utilization of improved information systems.

SUNOPTA INC.	21	March 31, 2007 10-Q

SunOpta Canadian Food Distribution Group

	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue	54,259,000	30,908,000	23,351,000	75.6%
Gross Margin	15,186,000	8,406,000	6,780,000	80.7%
Gross Margin	28.0%	27.2%		0.8%
Segment Operating Income[1]	2,753,000	1,830,000	923,000	50.4%
Segment Margin %	5.1%	5.9%		-0.8%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Canadian Food Distribution Group contributed revenues of $54,259,000 in the first three months of 2007, an increase of $23,351,000 or 75.6% over the same quarter in the previous year. Internal growth within the group including growth on acquired companies was 9.6%. An increase of $15,699,000 was due to the acquisitions of Purity Life Health Products and Quest Vitamins (Purity) while the acquisition of Aux Mille et une Saisons Inc. (Aux Mille) provided an increase of $3,841,000 over the prior year's quarter. Revenues were favorably impacted by an increase in grocery and retail sales of $4,274,000 primarily due to strong sales in western Canada and an increase in natural organic and kosher product lines in eastern Canada. These increases noted were offset by declining produce sales of $463,000 in eastern Canada, including Quebec, where competitive forces were very intense.

Gross margin in the Canadian Food Distribution Group increased by $6,780,000 in the three months ended March 31, 2007 to $15,186,000 or 28.0% of revenues. The increase in the gross margin rate of 0.8% was attributable to higher margins associated with the Purity acquisition of $4,828,000 and higher margins of $1,229,000 within grocery as improvements in eastern Canada offset slightly lower margins in western Canada. These positive variances were offset by slightly lower margins of $182,000 from produce operations due to increased supply costs and competitive pressures. The rate was also positively impacted by the acquisition of Aux Mille which provided incremental margin of 23.6% or $905,000.

Warehousing and distribution costs (W&D) increased to $4,938,000 from $3,429,000 in the same quarter in the previous year. SG&A expenses increased to $7,499,000 in the quarter as compared to $3,123,000 in the prior year. As a percentage of revenues, warehousing and distribution and SG&A have increased to 22.9% of revenues versus 21.2% in the comparative period. The increase is primarily due to the acquisitions of Purity and Aux Mille completed in late 2006 which have a combined W&D and SG&A rate of 28.6% reflecting the requirement for additional marketing and promotion within their product lines. Offsetting the increase noted was a decline in the combined rate of 0.7% within the remaining grocery and produce operations due primarily to various cost reduction programs and personnel consolidation. Also included in SG&A and W&D are non-cash intangible expenses of $419,000 in the quarter as compared to $209,000 in the first quarter of 2006.

The increase in operating income of $923,000 to $2,753,000 reflects the noted increase in gross margins of $6,780,000 and increased costs of $5,886,000 related to W&D and SG&A. Included in the increase in W&D and SG&A are costs attributed to the acquisitions of Purity and Aux Mille totalling $5,276,000 and an additional allocation of corporate costs of $335,000. The remaining increase of $275,000 in W&D and SG&A costs are primarily attributable to increases in brokerage and freight costs related to the growth experienced in the base business. The remaining positive variance of $29,000 is attributable to foreign exchange losses realized in the prior year that did not recur.

The Group continues to focus on leveraging its dominant position in the Canadian market, integration of 2006 acquisitions, expansion of exclusive brands, reduced spoilage and other savings including operating efficiency improvements which will be provided by the new food distribution enterprise software. All operations have implemented detailed margin improvement plans and are expected to provide increasing profitability improvements throughout the year. The Group has also planned for a 96,000 square foot consolidated grocery facility in the Greater Vancouver Area in order to exploit synergies in the Western Canadian markets. This warehouse is expected to be commissioned early in the fourth quarter of 2007.

SUNOPTA INC.	22	March 31, 2007 10-Q

Opta Minerals Inc.

	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue	16,463,000	13,045,000	3,418,000	26.2%
Gross Margin	4,066,000	2,752,000	1,314,000	47.7%
Gross Margin	24.7%	21.1%		3.6%
Segment Operating Income[1]	1,447,000	998,000	449,000	45.0%

Segment Margin %	8.8%	7.7%		1.1%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Opta Minerals contributed $16,463,000 or 9.0% of the total Company consolidated revenues in the first three months of 2007, versus $13,045,000 or 9.8% in 2006. Opta Minerals revenues increased by $4,817,000 due to the acquisitions of Magnesium Technologies Corporation and Bimac Inc. later in 2006. These increases were offset by revenue declines of $1,334,000 in the Canadian foundry and abrasives business due to reduced cyclical demand within the industry, and a net decline of $65,000 related primarily to a decline in demand from the US steel industry.

Gross margins were $4,066,000 in the three months ended March 31, 2007 versus $2,752,000 in the three months ended March 31, 2006. The increase in margins was mainly attributable to the acquisitions of MagTech and Bimac contributing incremental margins of $1,342,000 in total. The remaining margin decline of $28,000 in the base business was very positive as volume declines in both the Canadian operations and US business were offset by margin rate gains primarily due to price increases and plant inefficiencies

The increase in operating income of $449,000 to $1,447,000 reflects the noted increase in gross margins of $1,314,000 and a net increase related to SG&A and foreign exchange of $865,000. Included in the increased SG&A and intangible amortization are costs attributed to the acquisitions of MagTech and Bimac totalling $679,000 and included an increase of $173,000 in intangible amortization totalling $303,000 for the quarter. The remaining increase of $208,000 in SG&A costs is primarily attributable to an expanded sales function supporting operational realignment. The remaining positive variance of $22,000 is attributable to a reduction in the foreign exchange losses realized in the quarter.

Opta Minerals recently announced several contract wins for the sale of desulphurization products and these new accounts are expected to commence shipping during the second quarter. The target segment operating margin for this Group is 12.0% based on leverage of SG&A costs through further internal and acquisition growth, strategic pricing and a focus on excess capacity utilization. Note: since SunOpta owns 70.4% of Opta Minerals, segment operating income is presented prior to minority interest expense.

SunOpta BioProcess and Corporate Groups

	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue	715,000	996,000	(281,000)	(28.2%)
Gross Margin	169,000	139,000	30,000	21.6%
Gross Margin	23.8%	14.0%		9.6%
Segment Operating Loss[1]	(1,406,000)	(1,796,000)	390,000	(21.7%)

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues were $715,000 for the three months ended March 31, 2007 versus $996,000 in same period in 2006. Revenues in the quarter were derived from the percentage of completion a steam explosion equipment supply contract with Celunol (formerly BC International). Revenues in the first quarter of 2006 were derived from the sale of equipment to Abengoa Bio Energy.

Gross margins in SunOpta BioProcess were $169,000 in the three months ended March 31, 2007 versus $139,000 in the prior year. The margins realized reflect the expected costs attributable to the percentage of completion for equipment supply contracts.

SUNOPTA INC.	23	March 31, 2007 10-Q

Selling, general and administrative expenses decreased by $102,000 in the first quarter of 2007. The decrease in costs was attributable to the increased allocation of corporate costs of $1,169,000 to the operating groups. Offsetting this decline is an increase of $758,000 as a result of additional personnel to support the increased financing and development activities within the BioProcess Group, additional personnel in the corporate office as new functions (logistics and human resources) are added to the corporate management team plus additional positions within the shared services group as more divisions are brought onto the Oracle operating platform. Incremental costs of $270,000 were incurred primarily related to the centralization of information technology service and additional Oracle consulting fees for the continued rollout in the quarter.

Operating losses of $1,406,000 decreased by $390,000 from the same quarter in the previous year. The increase was due primarily to the factors noted above and included the impact of foreign exchange gains in the quarter of $218,000 as compared to a loss of $39,000 in the same period of the previous year.

The BioProcess Group continues to build its infrastructure and work on business development and the commercialization of cellulosic ethanol. Interest in cellulosic ethanol continues to increase exponentially as many countries continue to focus on environmental concerns and reduce their dependence on crude oil. The company continues to work on financing alternatives to raise funds specific to the SunOpta BioProcess Group. This funding will support its accelerating efforts to commercialize the use of cellulosic ethanol.

Liquidity and Capital Resources (at March 31, 2007)

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At March 31, 2007, the Company has availability under certain lines of credit of approximately $31,900,000 (2006 – 19,000,000). Revolving acquisition lines are also available to the Company and Opta Minerals with maximum draws of up to $1,000,000 (2006 - $nil) and Cdn $2,209,000 (2006 - $3,346,000), respectively.

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

In order to finance significant acquisitions, the Company may need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a target long term debt to equity ratio of approximately 0.60 to 1.00 versus the current position of 0.31 to 1.00.

The Company anticipates being able to obtain long term financing in view of its current financial position and past experience in the capital markets.

Cash Flows from Operating Activities

Net cash and cash equivalents decreased ($505,000) during first three months of 2007 (2006 – ($387,000)) to $449,000 as at March 31, 2007 (2006 - $5,068,000).

Cash flows provided by operations for the first three months of 2007 before working capital changes was $8,048,000 (2006 – $6,188,000), an increase of $1,860,000 or 30.0%. The increase was due primarily to stronger operating results for the quarter and non-cash amortization of intangible assets and property, plant and equipment.

Cash used by operations after working capital changes was ($28,278,000) for the three months ended March 31, 2007 (2006 – ($508,000)), reflecting the use of funds for non-cash working capital of ($36,326,000) (2006 – ($6,696,000)). This utilization consists principally of an increase in inventories ($5,836,000) (2006 – ($478,000)), an increase in accounts receivable ($14,209,000) (2006 – ($4,325,000)) and a decrease in accounts payable of ($18,563,000) (2006 – ($3,050,000)). Offsetting these cash outflows are reductions in the recoveries of income taxes, prepaid expenses and other current assets and customer and other deposits totalling $2,282,000 (2006 - $1,157,000). The usage of cash flows to fund working capital in 2007 reflects the increase in working capital requirements to fund growth through the purchase of grains within the SunOpta Grains and Foods Group, organic and conventional fruit in the SunOpta Fruit Group and the seasonal kosher products within the SunOpta Canadian Food Distribution Group due to the Passover season. The substantial reduction of accounts payable reflects increased payments to grain farmers, additional sourcing which require international payment upon delivery and the timing of payments quarter-over-quarter.

SUNOPTA INC.	24	March 31, 2007 10-Q

Cash Flows from Investing Activities

Cash provided (used) by investing activities of ($7,507,000) in the first three months of 2007 (2006 – ($14,963,000)), reflects cash used to purchase property, plant and equipment of ($5,377,000) (2006 – ($2,755,000)), acquisition of patented trademarks and licenses ($799,000) (2006 - $nil) and Other Assets ($1,331,000) (2006 – ($11,000)). In the first quarter of 2006 the Company used funds to acquire companies of ($12,197,000).

Cash Flows from Financing Activities

Cash provided (used) by financing activities was $35,528,000 in the first three months of 2007 (2006 – $14,975,000), consisting primarily of net proceeds from the issuance of common shares of $51,729,000 (2006 - $870,000) and additional borrowings of $1,500,000 (2006 - $2,542,000), partially offset by a reduction in bank indebtedness of ($10,572,000) (2006 - $12,836,000), repayment of term debt ($5,986,000) (2006 – ($1,144,000)) and other ($1,143,000) (2006 – ($129,000)).

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at March 31, 2007 all of SunOpta's excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at March 31, 2007, the weighted average interest rate of the fixed rate term debt was 6.3% (2006 – 6.1%) and $52,810,000 (2006 - $56,392,000) of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $20,622,000 (2006 - $10,027,000) at an interest rate of 8.0% (2006 – 7.3%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company's after tax earnings would (decrease) increase by approximately ($142,000) (2006 – ($69,000)).

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the United States dollar is also the Company's reporting currency. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation. Since 2004, the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from Cdn $1.2020 at January 1, 2004 to Cdn $1.1546 at March 31, 2007 for each U.S. dollar. The net effect of this depreciation has been a $82,000 (2006 – ($208,000)) exchange gain(loss) and a $747,000 (2006 - $113,000) increase(decrease) in net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company's net assets by $7,217,000 (2006 - $7,296,000).

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

SUNOPTA INC.	25	March 31, 2007 10-Q

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

The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At March 31, 2007 the Company owned 518,785 (2006 – 742,660) bushels of corn with a weighted average price of $3.38 (2006 - $1.98) and 588,295 (2006 – 440,355) bushels of soy beans with a weighted average price of $8.10 (2006 - $4.00). The Company has at March 31, 2007 net long/(short) positions on soy beans of (2,940) (2006 – (70,069)) and a net long/(short) position on corn of 85,165 (2006 – 203,153) bushels. An increase/decrease in commodity prices of either soy or corn of 10% would not be material to the Company. There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, the Bio Process Group or related to Corporate office activities.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the Company's quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

One of the Company's subsidiaries, SunRich LLC (formerly SunRich Inc.) filed a claim against a supplier for failure to adhere to the terms of a contract. In 2004 Sunrich was awarded the trial judgement and in the fall of 2006, the decision of the Appellate Court confirmed this judgement. In 2006, the Company collected $2,014 in satisfaction of the judgement. The Company also has filed an application for the recovery of legal fees which is currently outstanding with the Court for approval.

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

SUNOPTA INC.	26	March 31, 2007 10-Q

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, under the heading "Risk Factors" in Item 1A of that report. There were no material changes in these risks during the quarter ended March 31, 2007.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities – Not applicable

Item 3. Defaults upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders – Not applicable

Item 5. Other Information

(a) Not applicable

Item 6. Exhibits

(a) Exhibits -

31.1     Certification by Steven Bromley, President and Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

31.2     Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

32        Certifications by Steven Bromley, President and Chief Executive Officer and John Dietrich, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350. **

_________
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

/s/ John Dietrich
Date May 3, 2007
by John Dietrich
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	27	March 31, 2007 10-Q