Form 10-Q
period 2007-06-30
SunOpta Inc.
filed 2007-08-10
CIK 351834

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-9989

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

Yes                  No  x

At July 30, 2007 registrant had 56,639,449 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $637,760,196. The Company's common shares are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

There are 42 pages in the June 30, 2007 10-Q and the index follows the cover page.

SUNOPTA INC.	1	June 30, 2007 10-Q

SUNOPTA INC.
FORM 10-Q
For the quarter ended June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2007 and 2006.

Condensed Consolidated Balance Sheets as at June 30, 2007 and December 31, 2006.

Condensed Consolidated Statements of Shareholders' Equity as at June 30, 2007 and 2006.

Condensed Consolidated Statements of Cash Flow for the three and six months ended June 30, 2007 and 2006.

Notes to Condensed Consolidated Financial Statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Item 4.    Controls and Procedures

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Item 6.

Exhibits

All financial information is expressed in United States Dollars.  The closing rate of exchange on July 30, 2007 was CDN $1 = U.S. $0.9360

SUNOPTA INC.	2	June 30, 2007 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Condensed Consolidated Financial Statements

SunOpta Inc.

For the Three and Six Months Ended June 30, 2007

(Unaudited)

SUNOPTA INC.	3	June 30, 2007 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Earnings
For the three months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2007	2006
	$	$

Revenues	207,977	155,745

Cost of goods sold	167,859	128,399

Gross profit	40,118	27,346

Warehousing and distribution expenses	4,969	3,834
Selling, general and administrative expenses	22,962	14,600
Intangible amortization	1,012	737

Earnings before the following	11,175	8,175

Interest expense, net	(1,817)	(1,748)
Other expense	(217)	(194)
Foreign exchange	227	597

	(1,807)	(1,345)

Earnings before income taxes	9,368	6,830

Provision for income taxes	2,296	2,087

Net earnings before minority interest	7,072	4,743

Minority interest	322	400

Net earnings for the period	6,750	4,343

Change in foreign currency translation adjustment	5,546	1,860

Comprehensive income	12,296	6,203

Net earnings per share for the period (note 6)

– Basic	0.11	0.08

– Diluted	0.11	0.08

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	4	June 30, 2007 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Earnings
For the six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2007	2006
	$	$
Revenues	391,417	289,057

Cost of goods sold	316,457	238,083

Gross profit	74,960	50,974

Warehousing and distribution expenses	9,907	7,492
Selling, general and administrative expenses	43,989	27,787
Intangible amortization	1,995	1,281

Earnings before the following	19,069	14,414

Interest expense, net	(3,729)	(3,147)
Other expense	(406)	(279)
Foreign exchange	309	389

	(3,826)	(3,037)

Earnings before income taxes	15,243	11,377

Provision for income taxes	4,119	3,490

Net earnings before minority interest	11,124	7,887

Minority interest	524	532

Net earnings for the period	10,600	7,355

Change in foreign currency translation adjustment	6,211	1,747

Comprehensive income	16,811	9,102

Net earnings per share for the period (note 6)

– Basic	0.17	0.13

– Diluted	0.17	0.13

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	5	June 30, 2007 10-Q

SunOpta Inc.
Condensed Consolidated Balance Sheets
As at June 30, 2007 and December 31, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	December 31,
	2007 $	2006 $

Assets

Current assets
Cash and cash equivalents (note 12)	29,680	954
Accounts receivable	99,708	73,599
Inventories (note 4)	171,626	126,736
Prepaid expenses and other current assets	7,896	8,129
Current income taxes recoverable	-	1,829
Deferred income taxes	1,824	1,824

	310,734	213,071

Property, plant and equipment	103,675	87,487
Goodwill (note 2)	54,433	49,457
Intangible assets, net (note 2)	48,771	47,943
Deferred income taxes	5,349	5,615
Other assets (note 9(a))	2,462	1,157

	525,424	404,730
Liabilities

Current liabilities
Bank indebtedness (note 7)	63,813	40,663
Accounts payable and accrued liabilities	81,799	80,851
Customer and other deposits	570	957
Current portion of long-term debt (note 7)	7,947	8,433
Current portion of long-term payables	1,289	1,736

	155,418	132,640

Long-term debt (note 7)	68,456	69,394
Long-term payables	3,065	3,607
Deferred income taxes	12,268	12,156

	239,207	217,797

Preference shares issued by subsidiary (note 3)	26,890	-

Minority interest	10,809	10,230

Shareholders' Equity

Capital stock (note 5)	166,876	112,318
Contributed surplus (note 5)	4,634	4,188
Retained earnings	61,938	51,338
Cumulative other comprehensive income	15,070	8,859

	248,518	176,703

	525,424	404,730

Commitments and contingencies (note 9)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	6	June 30, 2007 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Shareholders' Equity
As at June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Capital stock	Contributed surplus	Retained earnings	Cumulative other comprehensive income	Total
	$	$	$	$	$
Balance at December 31, 2006	112,318	4,188	51,338	8,859	176,703

Options exercised	1,237	-	-	-	1,237
Employee stock purchase plan	417	-	-	-	417
Public offering	51,882	-	-	-	51,882
Warrants issued	1,022	-	-	-	1,022
Stock based compensation	-	446	-	-	446
Net earnings for the period	-	-	10,600	-	10,600
Currency translation adjustment	-	-	-	6,211	6,211
Balance at June 30, 2007	166,876	4,634	61,938	15,070	248,518

	Capital stock	Contributed surplus	Retained earnings	Cumulative other comprehensive income	Total
	$	$	$	$	$
Balance at December 31, 2005	106,678	3,235	40,379	9,792	160,084

Warrants exercised	60	-	-	-	60
Options exercised	2,639	-	-	-	2,639
Employee stock purchase plan	278	-	-	-	278
Stock based compensation	-	166	-	-	166
Net earnings for the period	-	-	7,355	-	7,355
Currency translation adjustment	-	-	-	1,747	1,747
Balance at June 30, 2006	109,655	3,401	47,734	11,539	172,329

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	7	June 30, 2007 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the three months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2007 $	2006 $
Cash provided by (used in)

Operating activities
Net earnings for the period	6,750	4,343
Items not affecting cash
Amortization	3,496	2,731
Deferred income taxes	983	115
Minority interest	322	400
Other	307	449
Changes in non-cash working capital (note 8)	(21,997)	229

	(10,139)	8,267
Investing activities
Purchase of property, plant and equipment	(6,985)	(2,069)
Acquisition of companies, net of cash acquired	(13,380)	-
Other	(88)	182

	(20,453)	(1,887)
Financing activities
Increase (decrease) in bank indebtedness	32,306	(7,478)
Borrowings under long-term debt	-	258
Repayment of long-term debt	(1,518)	(1,160)
Repayment of deferred purchase consideration	-	(260)
Proceeds from the issuance of common shares	887	2,107
Proceeds from the issuance of preference shares by subsidiary	27,880	-
Other	54	(241)
	59,609	(6,774)

Foreign exchange gain on cash held in a foreign currency	214	2

Increase (decrease) in cash and cash equivalents during the period	29,231	(392)

Cash and cash equivalents – Beginning of the period	449	5,068

Cash and cash equivalents – End of the period	29,680	4,676

See note 8 for supplemental cash flow information

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	8	June 30, 2007 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Cash Flow

For the six months ended June 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2007 $	2006 $
Cash provided by (used in)

Operating activities
Net earnings for the period	10,600	7,355
Items not affecting cash
Amortization	6,927	5,346
Deferred income taxes	1,311	436
Minority interest	524	532
Other	544	557
Changes in non-cash working capital (note 8)	(58,323)	(6,467)

	(38,417)	7,759
Investing activities
Purchase of property, plant and equipment	(12,362)	(4,824)
Acquisition of companies, net of cash acquired	(13,380)	(12,197)
Acquisition of patents, trademarks and licences	(887)	-
Other	(1,331)	171

	(27,960)	(16,850)
Financing activities
Increase in bank indebtedness	21,734	5,358
Borrowings under long-term debt	1,500	2,800
Repayment of term debt	(7,504)	(2,304)
Repayment of deferred purchase consideration	(1,089)	(260)
Proceeds from the issuance of common shares	52,616	2,977
Proceeds from the issuance of preference shares by subsidiary	27,880	-
Other	-	(370)
	95,137	8,201

Foreign exchange (loss) gain on cash held in a foreign currency	(34)	111

Increase (decrease) in cash and cash equivalents during the period	28,726	(779)

Cash and cash equivalents – Beginning of the period	954	5,455

Cash and cash equivalents – End of the period	29,680	4,676

See note 8 for supplemental cash flow information

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	9	June 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

1.        Basis of presentation

The interim condensed consolidated financial statements of SunOpta Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.  For further information, see the Company's consolidated financial statements, and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2006.

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ended December 31, 2006.  All significant intercompany accounts and transactions have been eliminated on consolidation.

2.

Business acquisitions

The Company completed two acquisitions in the quarter.  All of these acquisitions have been accounted for using the purchase method of accounting and the condensed consolidated financial statements include the results of operations for these businesses from the date of acquisition.  The following are the preliminary purchase allocations for these acquisitions:

	Congeladora del Rio S.A. de C.V. and Global Trading Inc. (a) $	Baja California Congelados, S.A. de C.V. (b) $
Net assets acquired:
Non-cash working capital	2,766	3,598
Property, plant and equipment	4,397	2,875
Goodwill and intangibles	3,190	-
	10,353	6,473

Consideration paid:
Cash consideration	6,853	6,473
Note payable	3,500	-

	10,353	6,473

a)

Congeladora del Rio S.A. de C.V. and Global Trading Inc.

On May 14, 2007, SunOpta Inc. announced that it has completed the acquisitions of the net operating assets of Congeladora del Rio, S.A. de C.V. ("Del Rio"), and all of the outstanding shares of Global Trading Inc., ("Global") for total consideration of $10,353.  Consideration included a combination of cash and notes payable and acquisition costs.  No additional consideration is payable under the agreement.   The promissory notes payable to former shareholders bear an interest rate of 6% and are payable in quarterly installments over the next three years.

Del Rio operates a fruit processing facility in Irapuato, Mexico. The high quality facility processes strawberries, peaches, mangos, bananas, pineapples, honeydew melons and other fruits, into individually-quick frozen, block frozen and purees for the food service, industrial and retail markets. Under the terms of the agreement, SunOpta purchased all of the net operating assets, including working capital, equipment, land and buildings.

SUNOPTA INC.	10	June 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Business acquisitions, continued

Global, the U.S.-based marketing agent for Del Rio located in Greenville, South Carolina, markets the fruits processed at Del Rio. Global's offices include executive management, sales, customer service and accounting support.

The acquisitions of Del Rio and Global provide additional capacity plus other synergistic opportunities to the SunOpta Fruit Group. In addition, the acquisition completes the Group's vertically integrated model for other fruit varieties, noted above, and expands its core production capabilities.

b)

 Baja California Congelados, S.A. de C.V.

On May 4, 2007, SunOpta completed the acquisition of certain assets, including inventory, machinery and equipment, from Baja California Congelados, S.A. de C.V. ("BCC"), of Rosarito, Baja California, Mexico for total consideration of $6,473.  Consideration consisted entirely of cash and no additional consideration is payable under the agreement.

BCC is the leading frozen strawberry processor in Baja California, Mexico. Under the terms of the agreement, SunOpta purchased all of the physical assets of the production facility located in Rosarito and also assumed a long-term lease for the facility, located 20 miles south of San Diego, California. In addition, SunOpta entered into five year supply agreements with Andrew & Williamson Sales Co., ("Andrew Williamson") the San Diego-based former parent of BCC. The agreements provide for the supply of strawberries from both the Baja California and Oxnard, California growing regions to the Rosarito facility in addition to SunOpta's existing California facilities.

c)

       Contingent consideration on companies acquired prior to 2007

Additional consideration of $54 was realized related to the acquisition of Cleugh's Frozen Foods Inc. ("Cleugh's").The amount was recorded in relation to Cleugh's achieving predetermined earnings targets.

3.

Preferred Shares Issued by Subsidiary

On June 8, 2007, the Company completed a private placement for the sale of 1,500,000 non-dividend bearing, convertible preferred shares of SunOpta BioProcess Inc. (“SBI”, formerly the SunOpta BioProcess Group) for gross proceeds of $30,000.  The company incurred issuance costs of approximately $3,142 including the fair value (non-cash) assigned to warrants of SunOpta Inc. for $1,022, issued as part of the financing. These costs have been netted against the carrying value of the preferred shares.  The preferred shares do not bear any dividend rate and have a conversion feature which allows the holders to convert the preferred shares to common shares at any time on a one for one basis.  At any time following the seventh anniversary of the closing date or upon the occurrence of a change in control, holders of the majority of preferred shares will have the right to require the corporation to redeem all of the preferred shares for a cash payment equal to the original issue price ($20 per share). Should SBI complete a qualified initial public offering (greater than $50,000), the preferred shares would automatically be converted into common shares upon closing of the transaction.

Included in issuance costs is the fair value attributed to warrants to purchase 648,300 common shares of SunOpta at a price of $11.57 (exercisable anytime over six months from the date of closing) that were granted to the SBI investors.  The fair value of these warrants was determined using the Black-Scholes method (note 4) and the fair value attributed to them was $1,022.

The preferred shares are shown net of issuance costs and the value of the preferred shares will be accreted to the $30,000 redemption value using the interest method over seven years (the redemption date).  Annual accretion expense will be approximately $446.

SUNOPTA INC.	11	June 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

3.

Preferred Shares Issued by Subsidiary continued

In conjunction with the private placement, SBI granted 800,000 Restricted Stock Units (RSU) and 800,000 stock options (with an exercise price of $20 per share) in SBI common shares to certain employees of SBI.  The RSU's allow for a cash payment or grant of shares to the employees equal to the issuance price of a future initial public offering (to a maximum of $20 per share).  The RSU's and the stock options granted only vest if a change or control of SBI occurs or SBI completes an initial public offering and as such these units are considered performance based awards under FAS 123 and no expense is recorded in the financial statements until the contingent element has been resolved.

At the date of the grant, the Company estimates that the fair value associated with the stock grant is $10,180 and RSU's is $16,000.  The fair value of the options was calculated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0%, an expected volatility based on industry peers of 77.7%, a risk-free interest rate of 4.0%, a forfeiture rate of 10.0% and a maximum life of up to 7 years.  The fair value of the RSU's is calculated using the maximum $20 per share that could be paid.  Given that no market exists for the SBI common shares, there exists significant measurement uncertainty in assessing the values of these units.

4.       Inventory

	June 30, 2007 $	December 31, 2006 $

Raw materials and work in process	32,126	35,509
Finished goods	127,055	83,373
Grain	12,445	7,854
	171,626	126,736
Grain inventories consist of the following:
Company owned grain	11,390	7,637
Unrealized gain (loss) on
Sale and purchase contracts	2,158	1,340
Future contracts	(1,103)	(1,123)

	12,445	7,854

5.

Capital stock and contributed surplus

	June 30, 2007 $	December 31, 2006 $
Common Stock (Issued and fully paid )
63,103,383 common shares (December 31, 2006 – 57,672,053)	165,854	112,318
648,300 warrants (December 31, 2006 – Nil)	1,022	-

Common Stock	166,876	112,318
Contributed Surplus	4,634	4,188

(a)

On June 8, 2007, the Company issued 1,500,000 non-dividend bearing, convertible preferred shares of SunOpta BioProcess Inc. (see Note 3).  The investors in the private placement were also issued warrants to purchase 648,300 common shares of the Company at a price of $11.57 any time until December 8, 2007.  The fair value of the warrants is $1,022, determined using the Black-Scholes method using a volatility of 53.5%, risk-free interest rate of 4.5% and a six month life.

SUNOPTA INC.	12	June 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

5.

Capital stock and contributed surplus continued

(b)

On February 13, 2007, the Company issued 5,175,000 common shares at a price of $10.40 per common share, in respect of a public offering for gross proceeds of $53,820.  The Company incurred share issuance costs of $1,938, net of a $920 tax benefit, for net proceeds of $51,882.

(c)

In the six months ended June 30, 2007, employees and directors exercised 213,175 (June 30, 2006 – 622,715) common share options and an equal number of common shares were issued for net proceeds of $1,237 (June 30, 2006 - $2,639).

(d)

In the six months ended June 30, 2007, 40,655 (June 30, 2006 – 41,111) common shares were issued for net proceeds of $417 (June 30, 2006 - $278) as part of the Company's employee stock purchase plan.

(e)

In the six months ended June 30, 2007, 250,000 (June 30, 2006 – 38,500) options were granted to employees at a price of $10.86 - $11.60 (June 30, 2006 - $5.36 - $10.00).  The fair value of the options granted were $1,209 (June 30, 2006 - $ 76) estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2006 – 0%), an expected volatility of 53.5% (2006 – 55%), a risk-free interest rate of 4.0% (2006 – 4.0%), forfeiture rate of 15% (2006 – 10%) and an expected life of five to six years.

(f)

In conjunction with his promotion to Chief Executive Officer, Steve Bromley received an award of 10,000 shares of the Company's stock.  The stock was granted 25% on February 8, 2007, plus an additional 25% will be issued on the anniversary for the next three years.  Accordingly, 2,500 shares were issued from treasury and the Company recognized stock based compensation costs of $29.

(g)

In the six months ended June 30, 2007, the Company recognized stock based compensation of $446 (June 30, 2006 - $166) related to the Company's stock options plans including the plan within Opta Minerals Inc.

(h)

In the six months ended June 30, 2007, no warrants were exercised, however, in the six months ending June 30, 2006, there were 35,000 warrants exercised and 35,000 shares were issued for proceeds of $60.

6.

Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options.  The number of shares for the diluted earnings per share was calculated as follows:

Three months ended			Six months ended
	June 30, 2007 $	June 30, 2006 $	June 30, 2007 $	June 30, 2006 $

Net earnings for the period	6,750	4,343	10,600	7,355

Weighted average number of shares used in basic earnings per share	63,040,567	57,099,478	61,738,081	56,908,642

Dilutive potential of the following:
Employee/director stock options	830,011	729,467	782,080	581,616
Dilutive Warrants	9,931	-	-	-

Diluted weighted average number of shares outstanding	63,880,509	57,828,945	62,520,161	57,490,258
Net earnings per share:
Basic	0.11	0.08	0.17	0.13
Diluted	0.11	0.08	0.17	0.13

SUNOPTA INC.	13	June 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

6.

Earnings per share continued

Options to purchase nil and 117,000 common shares in the three and six months ended June 30, 2007 (June 30, 2006 – 174,800 and 264,800), respectively, have been excluded from the calculation of diluted earnings per share due to their anti-dilutive nature.  Warrants to purchase 648,300 common shares in the six months ended June 30, 2007 (June 30, 2006 – Nil) have been excluded from the calculation of diluted earnings per share due to their anti-dilutive nature.

7.

Long-term debt and banking facilities

	June 30, 2007 $	December 31, 2006 $
Term loan (a)(i)	45,000	45,000
Term loan (a)(ii)	8,500	10,000
Other long-term debt (b)	22,903	22,827
	76,403	77,827
Less current portion	(7,947)	(8,433)
	68,456	69,394

Subsequent to the quarter end, on July 4, 2007, the Company completed the expansion of our existing credit facilities adding additional lenders Rabobank and HSBC Bank to its lending syndicate.  As part of this facility expansion, our operating line of credit in the United States has been increased by $30,000 with an additional $20,000 acquisition facility available for future strategic acquisitions.  The numbers presented below do not reflect these increased limits.  The additional operating line replaces other credit facilities that were eliminated earlier in 2007.

On February 28, 2007 the company repaid $1,890 in term debt and repaid and terminated its $20,000 asset based line of credit arrangement, both of which were secured by the assets of Cleugh's Frozen Foods, Inc.   The assets of Cleugh's Frozen Foods, Inc. have now been pledged as collateral under the syndicated lending agreement.

As of June 30, 2007 the syndicated lending agreement was as follows:

(a) Syndicated Lending Agreement

i)  Term loan facility:

The term loan facility is at $45,000 (December 31, 2006 - $45,000). The entire loan principal is due on maturity.  The term loan matures on December 20, 2010 and is renewable at the option of the lender and the Company.

ii)  Revolving acquisition facility:

The acquisition facility of $8,500 (December 31, 2006 - $10,000) is payable in equal quarterly installments of the greater amount of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw.  Any remaining outstanding principal under this facility is due on October 31, 2009.

iii) Canadian line of credit facility:

The Company has a line of credit facility in Canada with a maximum draw of Cdn $25,000 ($23,465).  At June 30, 2007, $22,224 (December 31, 2006 - $nil) of the facility was utilized including outstanding cheques plus an additional $94 (December 31, 2006 - $172) was committed through letters of credit.

SUNOPTA INC.	14	June 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

7.

Long-term debt and banking facilities, continued

iv)  US line of credit facility:

The US line of credit facility has a maximum borrowing of $30,000.  As at June 30, 2007 $32,178 (December 31, 2006 - $13,000) of this facility was utilized including outstanding cheques.  Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including U.S. bank prime rate, or U.S. LIBOR, plus a margin based on certain financial ratios.

All of the above facilities are collateralized by a first priority security against substantially all of the Company's assets in both Canada and the United States with the exception of the assets of Opta Minerals.

(b) Other long-term debt consists of the following:

	June 30, 2007 $	December 31, 2006 $

As of June 30, 2007 Opta Minerals, Inc. utilized $2,431 (Cdn$2,590) of its $4,693 (Cdn $5,000) acquisition and capital facility. In addition, $8,657 of the $10,325 (Cdn $11,000) term loan facility is outstanding at June 30, 2007. The loans require quarterly principal payments of $401 of which $282 (Cdn $300) is payable in Canadian dollars.	11,088	9,429

Promissory notes issued to former shareholders bearing a weighted average interest rate of 5.6% (December 31, 2006 - 4.7%), unsecured, due in varying instalments through 2009 with principal payments of $3,661 due in the next 12 months.	10,637	10,027

Term loans payable bearing a weighted average interest rate of 1.9% (December 31, 2006 – 7.1%) due in varying instalments through July 2009 with principal payments of $322 due in the next 12 months.	685	2,631

Capital lease obligations due monthly with a weighted average interest rate of 6.9% (December 31, 2006 – 7.9%)	493	740

	22,903	22,827

(c) Additional Credit Facilities

Included in bank indebtedness are the lines of credit of the Company as described in 7(a) above and lines of credit of the Company's subsidiaries as follows:

i)  Opta Minerals Inc.:

In addition to the term loan facility described above in 7(b), Opta Minerals, Inc. has a line of credit of $11,733 (Cdn $12,500).  As of June 30, 2007 Opta Minerals, Inc. has utilized $9,411 (December 31, 2006 - $7,645) of the line of credit, including letters of credit outstanding of $964.

These facilities have been collateralized by a priority security interest against substantially all of the Opta Minerals Inc.'s assets.

Cash on deposit with lending institutions has also been netted against borrowings under the lines of credit with the same institutions.

SUNOPTA INC.	15	June 30, 2007 10-Q

SunOpta Inc.

Condensed Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2007

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

8.

 Supplemental cash flow information

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	$	$	$	$
Changes in non-cash working capital:
Accounts receivable	(7,821)	(3,521)	(22,030)	(7,846)
Inventories	(30,420)	(6,880)	(36,256)	(7,358)
Recoveries of income taxes	-	759	1,829	1,847
Prepaid expenses and other current assets	326	1,189	356	264
Accounts payable and accrued liabilities	16,731	9,771	(1,835)	6,721
Customer and other deposits	(813)	(1,089)	(387)	(95)

	(21,997)	229	(58,323)	(6,467)
Cash paid for:
Interest	1,945	1,685	3,926	3,138
Income taxes	701	726	1,099	825

9.

Commitments and contingencies

(a)

One of the Company's subsidiaries, SunRich LLC filed a claim against a supplier for failure to adhere to the terms of a contract.  In 2004 Sunrich was awarded the trial judgement and in the fall of 2006, the decision of the Appellate Court confirmed this judgement.  In 2006, the Company collected $2,014 in satisfaction of the judgement.  The Company also has filed an application for the recovery of legal fees, included in other assets, which is currently outstanding with the Court.

(b)

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

10.

Proforma data (unaudited)

Condensed proforma income statement, as if the acquisitions completed in 2006 and 2007 had occurred at the beginning of 2005, is as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	$	$	$	$

Revenue	210,190	180,712	397,562	339,251
Net earnings	6,734	4,715	10,529	7,807

EPS - Basic	0.11	0.08	0.17	0.14
EPS - Diluted	0.11	0.08	0.17	0.14

SUNOPTA INC.	16	June 30, 2007 10-Q

SunOpta Inc.

Condensed Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2007

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

11.

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

ii)

SunOpta Ingredients Group works closely with its customers to identity product formulation, cost and productivity issues and focuses on transforming raw materials into value-added food ingredient solutions with a focus on fiber based ingredient systems.

iii)

SunOpta Fruit Group focuses on providing natural and organic fruits, vegetables and related products to the private label retail, food service and industrial markets.

iv)

SunOpta Distribution Group (formally the SunOpta Canadian Food Distribution Group) represents the final layer of the Company's vertically integrated natural and organic foods business model, a national natural, organic, kosher and specialty foods distribution system.

(b) Opta Minerals Inc., processes, distributes, and recycles silica free loose abrasives, industrial minerals, specialty sands and related products; and

(c) the SunOpta BioProcess Inc., markets proprietary biomass pre-treatment processing technology including pre-engineering, design and laboratory services with significant licensing and applications potential in cellulosic ethanol, food processing and pulp industries.

The Company's assets, operations and employees are located in Canada, the United States and Mexico.

SUNOPTA INC.	17	June 30, 2007 10-Q

SunOpta Inc.

Condensed Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2007

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

11.

Segmented information, continued

	Three months ended
				June 30, 2007
			SunOpta
	SunOpta	Opta Minerals	BioProcess and
	Food Group	Inc.	Corporate	Consolidated
	$	$	$	$
External revenues by market
U.S.	122,792	13,729	293	136,814
Canada	57,112	4,491	-	61,603
Other	9,360	174	26	9,560

Total revenues to external customers	189,264	18,394	319	207,977

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	11,411	2,061	(2,070)	11,402

Other income (expense)				(217)

Interest expense, net				1,817

Provision for income taxes				2,296

Minority interest				322

Net earnings				6,750

The SunOpta Food Group has the following segmented reporting:

	Three months ended
					June 30, 2007
	SunOpta			SunOpta
	Grains &	SunOpta	SunOpta	Distribution	SunOpta
	Foods	Ingredients	Fruit	Group	Food Group
	$	$	$	$	$
External revenues by market
U.S.	54,727	15,629	52,112	324	122,792
Canada	1,855	2,224	2,114	50,919	57,112
Other	8,036	642	682	-	9,360

Total revenues from external customers	64,618	18,495	54,908	51,243	189,264

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	4,695	1,972	2,955	1,789	11,411

SUNOPTA INC.	18	June 30, 2007 10-Q

SunOpta Inc.

Condensed Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2007

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

11.   Segmented information, continued

	Three months ended
				June 30, 2006
			SunOpta
	SunOpta	Opta Minerals	BioProcess and
	Food Group	Inc.	Corporate	Consolidated
	$	$	$	$
External revenues by market
U.S.	92,140	12,148	-	104,288
Canada	35,012	5,808	15	40,835
Other	10,135	304	183	10,622

Total revenues to external customers	137,287	18,260	198	155,745

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	8,168	2,396	(1,792)	8,772

Other income (expense)				(194)

Interest expense, net				1,748

Provision for income taxes				2,087

Minority interest				400

Net earnings				4,343

The SunOpta Food Group has the following segmented reporting:

	Three months ended
					June 30, 2006
	SunOpta			SunOpta
	Grains &	SunOpta	SunOpta	Distribution	SunOpta
	Foods	Ingredients	Fruit	Group	Food Group
	$	$	$	$	$
External revenues by market
U.S.	40,959	13,505	37,603	73	92,140
Canada	1,229	1,466	1,594	30,723	35,012
Other	7,674	2,167	294	-	10,135

Total revenues from external customers	49,862	17,138	39,491	30,796	137,287

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	2,273	1,774	2,870	1,251	8,168

SUNOPTA INC.	19	June 30, 2007 10-Q

SunOpta Inc.

Condensed Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2007

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

11.   Segmented information, continued

	Six months ended
				June 30, 2007
			SunOpta
	SunOpta	Opta Minerals	BioProcess and
	Food Group	Inc.	Corporate	Consolidated
	$	$	$	$
External revenues by market
U.S.	220,406	26,338	991	247,735
Canada	117,622	8,176	-	125,798
Other	17,498	343	43	17,884

Total revenues to external customers	355,526	34,857	1,034	391,417

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	19,346	3,508	(3,476)	19,378

Other income (expense)				(406)

Interest expense, net				3,729

Provision for income taxes				4,119

Minority interest				524

Net earnings				10,600

The SunOpta Food Group has the following segmented reporting:

	Six months ended
					June 30, 2007
	SunOpta			SunOpta
	Grains &	SunOpta	SunOpta	Distribution	SunOpta
	Foods	Ingredients	Fruit	Group	Food Group
	$	$	$	$	$
External revenues by market
U.S.	97,574	30,894	91,358	580	220,406
Canada	4,297	4,225	4,178	104,922	117,622
Other	15,338	1,354	806	-	17,498

Total revenues from external customers	117,209	36,473	96,342	105,502	355,526

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	7,403	2,991	4,410	4,542	19,346

SUNOPTA INC.	20	June 30, 2007 10-Q

SunOpta Inc.

Condensed Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

11.   Segmented information, continued

	Six months ended
				June 30, 2006
			SunOpta
	SunOpta	Opta Minerals	BioProcess and
	Food Group	Inc.	Corporate	Consolidated
	$	$	$	$
External revenues by market
U.S.	166,826	20,547	-	187,373
Canada	69,517	10,444	15	79,976
Other	20,215	314	1,179	21,708

Total revenues to external customers	256,558	31,305	1,194	289,057

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	14,997	3,394	(3,588)	14,803

Other income				(279)

Interest expense, net				3,147

Provision for income taxes				3,490

Minority interest				532

Net earnings				7,355

The SunOpta Food Group has the following segmented reporting:

	Six months ended
					June 30, 2006
	SunOpta			SunOpta
	Grains &	SunOpta	SunOpta	Distribution	SunOpta
	Foods	Ingredients	Fruit	Group	Food Group
	$	$	$	$	$
External revenues by market
U.S.	73,272	26,400	67,052	102	166,826
Canada	2,171	2,882	2,862	61,602	69,517
Other	13,573	5,969	673	-	20,215

Total revenues from external customers	89,016	35,251	70,587	61,704	256,558

Segment earnings before other income (expense), interest expense (net), income taxes and minority interest	4,066	3,480	4,370	3,081	14,997

SUNOPTA INC.	21	June 30, 2007 10-Q

SunOpta Inc.

Condensed Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

12.

Cash and cash equivalents

Included in cash and cash equivalents is $28,203 of cash relating to SunOpta BioProcess Inc. (SBI) that was raised as a result of the preferred share issuance (Note 3).  These funds are specific to SBI and will be used for the continued development of biomass conversion technologies and to build and operate commercial scale facilities for the conversion of cellulosic biomass to ethanol.  Included in cash and cash equivalents is $415 of cash relating to Opta Minerals, these funds are specific to Opta Minerals. These funds cannot be used for SunOpta general corporate purposes.

13.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109'' (‘‘FIN 48''). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes'' (‘‘SFAS 109''). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. SunOpta has adopted the provisions of FIN 48 on January 1, 2007.  The Company has assessed the impact of FIN 48 which includes significant impact on the results of operations or financial position.

14.

Comparative Balances

The comparative balances for Intangible Amortization have been reclassified from Selling, General and Administrative expenses to conform to the current quarter and year-to-date presentation.

SUNOPTA INC.	22	June 30, 2007 10-Q

PART I - FINANCIAL INFORMATION

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Preferred Shares of SunOpta BioProcess Inc.

On June 8, 2007, the Company announced that it had closed the previously announced private placement for a minority position in SunOpta BioProcess Inc., formerly the SunOpta BioProcess Group. In aggregate, SunOpta raised US$30,000,000 before related placement costs through the issuance of non-dividend bearing, convertible preferred shares of SunOpta BioProcess Inc.

The preferred shares entitle holders to one vote per share, are non-dividend bearing, redeemable in specified circumstances and convertible to acquire common shares of SunOpta BioProcess Inc. on a one for one basis (subject to  customary anti-dilution adjustments). Investors in the private placement were also issued warrants to purchase 648,300 common shares of SunOpta Inc. at any time for a period of six months following closing, at an exercise price of US$11.57 per share.  The net proceeds of $27,880,000 will be used for commercialization of SunOpta BioProcess' patented technology used to convert cellulosic biomass to ethanol.

Bank Facility Expansion

On July 4, 2007, the Company completed the expansion of existing credit facilities adding Rabobank and HSBC Bank to the lending syndicate.  As part of this facility expansion, the Company increased its operating line of credit in the United States by $30,000,000 and added a $20,000,000 acquisition facility available for future strategic acquisitions.  The additional operating line replaces other credit facilities that were eliminated earlier in 2007.

Business Acquisitions

Congeladora del Rio S.A. de C.V. and Global Trading Inc.

On May 14, 2007, SunOpta Inc. announced that it completed the acquisitions of the net operating assets of Congeladora del Rio, S.A. de C.V. ("Del Rio"), and all of the outstanding shares of Global Trading Inc., ("Global") for total consideration of $10,353,000.  Consideration included a combination of cash, notes payable and acquisition costs.  No additional consideration is payable under the agreement.   The promissory notes payable to former shareholders bear an interest rate of 6% and are payable in quarterly installments over the next three years.

Del Rio operates a fruit processing facility in Irapuato, Mexico. The high quality facility processes strawberries, peaches, mangos, bananas, pineapples, honeydew melons and other fruits, into individually-quick frozen, block frozen and purees for the food service, industrial and retail markets. Under the terms of the agreement, SunOpta purchased all of the net operating assets, including working capital, equipment, land and buildings.

Global, the U.S.-based marketing agent for Del Rio located in Greenville, South Carolina, markets the fruits processed at Del Rio. Global's offices include executive management, sales, customer service and accounting support.

The acquisitions of Del Rio and Global provide additional capacity plus other synergistic opportunities to the SunOpta Fruit Group. In addition, the acquisition completes the Group's vertically integrated model for other fruit varieties, noted above, and expands its core production capabilities.

 Baja California Congelados, S.A. de C.V.

On May 4, 2007, SunOpta completed the acquisition of certain assets, including inventory, machinery and equipment, from Baja California Congelados, S.A. de C.V. ("BCC"), of Rosarito, Baja California, Mexico for total consideration of $6,473,000.  Consideration consisted entirely of cash and no additional consideration is payable under the agreement.

BCC is the leading frozen strawberry processor in Baja California, Mexico. Under the terms of the agreement, SunOpta purchased all of the physical assets of the production facility located in Rosarito and also assumed a long-term lease for the facility, located 20 miles south of San Diego, California. In addition, SunOpta entered into five year supply agreements with Andrew & Williamson Sales Co., ("Andrew Williamson") the San Diego-based former parent of BCC. The agreements provide for the supply of strawberries from both the Baja California and Oxnard, California growing regions to the Rosarito facility in addition to SunOpta's existing California facilities.

SUNOPTA INC.	23	June 30, 2007 10-Q

Public Offering

On February 13, 2007, the Company announced that it had completed its previously announced public offering of common shares. As the underwriters of the offering exercised their over-allotment option in full upon closing, a total of 5,175,000 common shares were issued to the public at a price of US$10.40 per share for aggregate gross proceeds of $53,820,000 or $51,882,000 net of costs.

The net proceeds of the offering were used to repay outstanding bank indebtedness and certain term debts and fund internal expansion projects and working capital requirements.

Strategic Agreements

On March 27, 2007, the Company announced, through the SunOpta Fruit Group, that it had entered into strategic agreements with reputable local fruit industry leaders in Argentina and Chile to develop supply opportunities in the organic and natural frozen fruit industry. The agreements increase SunOpta's supply of natural and organic strawberries, raspberries and blueberries, apple and pear purees and fruit and vegetable concentrates from an important counter cyclical supply region.

In this regard, the Company entered into a five year exclusive supply agreement with Baby's Best Infant Food Ingredients S.A.(“Baby's Best), a producer of organic and natural purees and concentrates in Mendoza, Argentina.  Under the terms of the agreement, the Company provided a line of credit to enable Baby's Best to expand production and in turn received an option to purchase Baby's Best at a predetermined price in March 2009.

The Company also entered into a three year exclusive organic supply agreement with a leading processor of organic and natural frozen fruits in Chile. Under the terms of the agreement SunOpta financed a capital expansion to further develop growth in critical organic fruit supply.

Working Capital

The Company's working capital, excluding SBI cash, increased to $127.1 million during the first six months of the year versus $80.4 million at December 31, 2006. A number of business factors drove this increase including the rapid growth in the Company's global sourcing programs which often requires payment for raw materials in advance of shipping to North America, a significant increase in strawberry and other fruits to support growth in the business, the rapid increase in the costs of certain grains and fruits due to market pricing conditions, and changes in the ship and release policy within the Fruit Group which increased inventory levels.  In addition, traditional farmer payments which normally straddle the year-end were significantly higher in 2007 due to increased volumes and higher commodity prices for corn and soybeans.  A number of actions have been taken to reduce working capital and the Company expects significant improvement in this regard over the last half of the year.

Operations for the Three Months ended June 30, 2007 Compared With the Three Months Ended June 30, 2006

Consolidated

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue
SunOpta Food Group	189,264,000	137,287,000	51,977,000	37.9%
Opta Minerals	18,394,000	18,260,000	134,000	0.7%
SunOpta BioProcess	319,000	198,000	121,000	61.1%

Total Revenue	207,977,000	155,745,000	52,232,000	33.5%

Operating Income[1]
SunOpta Food Group	11,411,000	8,168,000	3,243,000	39.7%
Opta Minerals	2,061,000	2,396,000	(335,000)	-14.0%
SunOpta BioProcess & Corporate	(2,070,000)	(1,792,000)	(278,000)	15.5%

Total Operating Income	11,402,000	8,772,000	2,630,000	30.0%

Other expense, net	(217,000)	(194,000)	(23,000)	11.9%
Interest Expense	1,817,000	1,748,000	69,000	3.9%
Income Tax Provision	2,296,000	2,087,000	209,000	10.0%
Minority Interest	322,000	400,000	(78,000)	-19. 5%

Net earnings	6,750,000	4,343,000	2,407,000	55.4%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

SUNOPTA INC.	24	June 30, 2007 10-Q

Revenues in the three months ending June 30, 2007 increased by 33.5% to $207,977,000 based on internal growth of 16.2% and acquisition revenues of $23,200,000.  Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year.  The majority of the growth came from the SunOpta Food Group with both acquisition and internal growth contributing to the increase.

Operating income increased to $11,402,000, representing an increase of 30.0% versus the three months ended June 30, 2006. Growth in operating income was attributed to the continued strength SunOpta Grains and Foods Group which demonstrated improved throughput and efficiencies. Improved operating income was also partially attributed to the strong increases in the SunOpta Distribution Group. For the quarter every operating group in the Food Group increased operating income versus the prior year.  These gains were offset by decreased volume within the Opta Minerals group.  Further details on revenue and operating income are provided below by operating group.

Interest expense increased by 3.9% to $1,817,000 for the three months ended June 30, 2007 due to increased average long-term debt and operating lines of approximately $22,000,000. The increase in debt is primarily related to acquisitions completed and additional working capital to fund internal growth.  The average interest rate for the quarter was approximately 6.6%.   The Company's long term debt to equity ratio is 0.31:1:00, below the Company's long term target. Bank indebtedness is approximately 23.5% of accounts receivable and inventory, which it finances.

Other expense for the three months ending June 30, 2007 of $217,000 includes certain restructuring costs incurred during the quarter mainly relating to the consolidation of warehouses within the SunOpta Distribution Group and settlement of a legal claim.

The income tax rate for the three months ended June 30, 2007 is approximately 24.5%.  The reduced rate in the quarter was required to reduce the annual average effective tax rate to 27.0%.  The provision for income taxes in 2007 is slightly lower than prior year due to planning strategies taking effect.  The Company expects that the full year income tax rate for 2007 will be between 26% and 29%.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:

For the three month period ending

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue
SunOpta Grains & Foods	64,618,000	49,862,000	14,756,000	29.6%
SunOpta Ingredients	18,495,000	17,138,000	1,357,000	7.9%
SunOpta Fruit	54,908,000	39,491,000	15,417,000	39.0%
SunOpta Distribution	51,243,000	30,796,000	20,447,000	66.4%

Food Group Revenue	189,264,000	137,287,000	51,977,000	37.9%

Operating Income[1]
SunOpta Grains & Foods	4,695,000	2,273,000	2,422,000	106.6%
SunOpta Ingredients	1,972,000	1,774,000	198,000	11.2%
SunOpta Fruit	2,955,000	2,870,000	85,000	3.0%
SunOpta Distribution	1,789,000	1,251,000	538,000	43.0%

Food Group Segment Operating Income	11,411,000	8,168,000	3,243,000	39.7%
SunOpta Food Group Segment Margin %	6.0%	5.9%		0.1%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Food Group contributed $189,264,000 or 91.0% of total Company consolidated revenues in the three months ended June 30, 2007 versus $137,287,000 in the same period in 2006.  The increase of 37.9% in SunOpta Food Group reflects very strong growth from the SunOpta Distribution Group due to acquisitions and improving grocery sales.  Revenue growth in the SunOpta Fruit Group was driven by strong internal growth of 30.3%. The SunOpta Grains & Food Group also had a strong quarter due to the strong soybean, corn, sunflower and aseptic sales.

SUNOPTA INC.	25	June 30, 2007 10-Q

Segment operating income in the SunOpta Food Group increased by 39.7% to $11,411,000 including the impact of $1,326,000 in higher corporate costs allocations.  The increase in operating income reflects improved operating results of $2,422,000 in SunOpta Grains & Food due to strong soymilk sales, grain revenues as well as significant improvements in the sunflower business. The SunOpta Distribution Group improved operating income by $538,000 due to acquisitions and higher grocery volumes.

SunOpta Grains & Foods Group

For the three month period ending

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue	64,618,000	49,862,000	14,756,000	29.6%
Gross Margin	8,173,000	5,283,000	2,890,000	54.7%
Gross Margin %	12.6%	10.6%		2.0%
Segment Operating Income[1]	4,695,000	2,273,000	2,422,000	106.6%
Segment Margin	7.3%	4.6%		2.7%

 1 (Operating Income and segment operating income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Grains and Foods Group contributed $64,618,000 in revenues during the second quarter, a $14,756,000 or 29.6% increase over the same quarter in the previous year.  This increase was attributed entirely to internal growth.  The Group realized significant revenue increases of $7,597,000 due to increased sales of aseptic soymilk and refrigerated soymilk. Higher demand for organic corn, organic soy, IP soy and food ingredients totalled $4,295,000.   Sunflower products sales were $3,036,000 higher than last year due to the strong shipments of high oleic kernels, bird food and inshell products.  Offsetting the increases above are decreased revenues of $172,000 due primarily to the timing of revenues within roasted products and snack foods.

Gross margin in the Grains and Foods Group increased by $2,890,000 to $8,173,000 in the three months ended June 30, 2007. Gross margin as a percentage of revenues was favourable compared to the prior year quarter by 2.0% at 12.6%. Price increases, plant efficiencies along with improved crop results have increased sunflower gross margins by $1,276,000. Higher volumes and commodity prices of grain and corn products resulted in increased gross margins of $839,000. As well, higher aseptic and ESL soymilk margin rates due to higher volumes and plant efficiencies have led to an increase of gross margins of $1,053,000. Offsetting these improvements was a decrease of $278,000 in margins related to roasted products.

The increase in segment operating income of $2,422,000 to $4,695,000 reflects the increase in gross margins noted offset by an increase in corporate allocated costs of $390,000 and a net increase of $205,000 related to selling, general and administrative expense (SG&A). The increase in SG&A was attributed to increased sales staff.  Foreign exchange losses in the second quarter were lower than prior year by $127,000, due to certain Euro foreign exchange contracts.

Looking forward, we expect the rebound in our sunflower business to continue to generate improved margins throughout 2007.  As we approach August, the crop conditions in general are fair to good in most of the SunOpta Grains and Foods' growing regions.  We expect to increase our participation in the specialty oils market and continue to pursue aseptic and ESL soy beverage accounts.  The long term expectation for this Group is a segment operating margin of 6% to 8% based on a profitable sunflower business and improved product mix, facility utilization and cost control.

SunOpta Ingredients Group

For the three month period ending

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue	18,495,000	17,138,000	1,357,000	7.9%
Gross Margin	3,961,000	3,281,000	680,000	20.7%
Gross Margin %	21.4%	19.1%		2.3%
Segment Operating Income[1]	1,972,000	1,774,000	198,000	11.2%
Segment Margin	10.7%	10.4%		0.3%

 1 (Operating Income and segment operating income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

SUNOPTA INC.	26	June 30, 2007 10-Q

The SunOpta Ingredients Group contributed revenues of $18,495,000 in the second quarter of 2007 as compared to $17,138,000 in 2006, a 7.9% increase.  The increase is attributable to higher dairy blending volumes of $2,248,000, an increase in contract manufacturing of $418,000, and higher sales of oat and soy fibers of $320,000. These increases were offset by the lost volumes of a specialty soluble fiber product under contract through May 2006 of $891,000 and a net decrease of $738,000 related to starch, molasses and other ingredient blending operations.

In the quarter, gross margin in the SunOpta Ingredients Group increased by $680,000 and the margin rate increased by 2.3% to 21.4% of revenue.   The increase in margin is primarily attributable to higher volumes of dairy blending products of $514,000 and higher volumes, pricing and cost reductions within oat and soy fiber businesses of $273,000. The increase in margins was partially offset by a decrease in ingredient blending of $313,000 due to lower volumes and lower allocation of overhead costs.  The remaining $206,000 of net margin growth was attributed to a net increase in soy, specialty processing and other ingredient products.

The increase in segment operating income of $198,000 to $1,972,000 reflects the increase in gross margins noted above, offset by higher SG&A costs due to additional headcount of $253,000 and increased corporate cost allocations of $229,000.

The SunOpta Ingredients Group will continue to focus on growing its fiber portfolio and customer base throughout the remainder of the year.  The Group expects to continue to expand capacity through capital investment projects or acquisition.  The Group continues to focus on product innovation and development for both insoluble and soluble applications, ingredient systems as well as contract manufacturing.  The Group's objective is to grow segment operating income percentage to 12% to 15% of revenues through growth of higher margin products, increased capacity utilization, and continued cost reduction programs.

SunOpta Fruit Group

For the three month period ending

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue	54,908,000	39,491,000	15,417,000	39.0%
Gross Margin	8,930,000	6,548,000	2,382,000	36.4%
Gross Margin	16.3%	16.6%		-0.3%
Segment Operating Income[1]	2,955,000	2,870,000	85,000	3.0%
Segment Margin	5.4%	7.3%		-1.9%

 1 (Operating Income and segment operating income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Fruit Group contributed revenues of $54,908,000 in the second quarter of 2007 as compared to $39,491,000 in 2006, a 39% increase or $15,417,000. Internal growth within the group was 30.3% in the first half of 2007.  Higher sales of individually quick frozen (IQF) fruit and frozen strawberries accounted for $6,211,000 of the increased revenues. This was due to increased demand from many private label retail customers. The acquisitions of Congeladora del Rio S.A. de C.V (Del Rio), Global Trading Inc (Global), Baja California Congelados, S.A. de C.V. (BCC) in May 2007 and Hess Food Group (Hess) in November 2006 accounted for increased revenues of $4,081,000. Increased volumes related to fruit bars contributed $1,990,000 of increased revenue due to new private label programs. The continued strength of global sourcing operations contributed $1,654,000, mainly from sales to private label customers.  The continued rollout of new fruit toppings to a national breakfast restaurant chain contributed to $1,481,000 of improved revenues.

Gross margins in the SunOpta Fruit Group increased by $2,382,000 in the three months ended June 30, 2007 to $8,930,000 or 16.3% of revenue, as compared to 16.6% in 2006. An increase of $1,280,000 was attributable to our IQF fruit and frozen strawberries operations due to higher sales volumes and plant efficiencies. The acquisition of Hess Food Group provided additional margins of $526,000. The newly acquired Mexican operations accounted for $464,000 of the improved margins. In addition, a net margin increase of $112,000 by our fruit topping business was due to higher sales volumes.  These increases were offset by a decline in our organic fruit bar business due to high sourcing costs and certain plant inefficiencies as the plants are being upgraded to support the significant growth, and one-time organic tomato sales recognized in the prior year, driven by market conditions and a customer's one-time supply shortage.

SG&A in the SunOpta Fruit Group increased $2,188,000 to $5,821,000 in the period.  This was primarily due to an increase of $806,000 in additional structural headcount, such as quality, human resources, and finance resources,  to support the rapid growth in operations, as well as additional travel and commissions on incremental revenues. An increase of $661,000 is specific to the acquisitions noted above.  In addition, variable SG&A increased by $320,000 related to global sourcing operations and corporate cost allocations increased by $401,000.

SUNOPTA INC.	27	June 30, 2007 10-Q

Segment operating income in the SunOpta Fruit Group increased to $2,955,000 in the three months ended June 30, 2007 as compared to $2,870,000 in 2006.  This increase in gross margin was offset by the SG&A variance and additional FX losses of $109,000 in the quarter.

The SunOpta Fruit Group is dedicated to restoring operating margins within the fruit bar business to historical levels through a combination of equipment automation, improved manufacturing processes and selective pricing.  The fruit bar business has struggled in the first half of the year due to the rapid increase in organic apple prices and plant inefficiencies related to increased volumes.  In addition, we will utilize expanded capabilities to exploit a number of product innovation and customer development programs.  Recent and planned price increases are expected to improve margins within our frozen strawberry and fruit bar divisions.  The Group will continue to support expansion of global sourcing capabilities, internal processing capabilities and expanded niche product portfolio in industrial, food service and private label markets.  Segment margins are targeted at 8% to 10%. We believe this can be attained through a combination of strategic pricing, operational efficiency through automation and integration, and procurement optimization.

SunOpta Distribution Group

For the three month period ending

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue	51,243,000	30,796,000	20,447,000	66.4%
Gross Margin	14,527,000	7,949,000	6,578,000	82.8%
Gross Margin %	28.3%	25.8%		2.5%
Segment Operating Income[1]	1,789,000	1,251,000	538,000	43.0%
Segment Margin	3.5%	4.1%		-0.6%

1 (Operating Income and segment operating income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Distribution Group contributed revenues of $51,243,000 in the second quarter of 2007, an increase of $20,447,000 or 66.4% over the prior year.  Internal growth within the group including internal growth on acquired companies was 3.9% and included the rationalization of a number of unprofitable produce accounts.  An increase of $20,247,000 was due to the acquisitions of Purity Life Health Products (Purity), Quest Vitamins (Quest) and Aux Mille et une Saisons Inc. (Aux Mille).  Revenues were favorably impacted by an increase in grocery and retail sales of $2,210,000 primarily due to strong sales in western Canada and an increase in natural organic product lines in eastern Canada.  These increases were offset by the rationalization of certain produce customers and operations totalling $2,010,000 in eastern Canada and Quebec.

Gross margin in the SunOpta Distribution Group increased by $6,578,000 in the three months ended June 30, 2007 to $14,527,000 or 28.3% of revenues.  The increase in the gross margin rate of 2.5% was primarily attributable to higher margins associated with the acquired businesses.  Gross profit increased by $6,327,000 due to the acquisitions of Purity, Quest and Aux Mille, higher margins of $76,000 within grocery as western Canada offset slightly lower margins in eastern Canada and favourable margins of $175,000 from produce operations due to rationalization.

Combined SG&A, warehousing and distribution (W&D) costs increased by $6,175,000 to $12,973,000 as compared to the same quarter in the previous year.  As a percentage of revenues, SG&A and W&D have increased to 25.3% of revenues versus 22.1% in the comparative period.  SG&A and W&D related to the acquisitions totalled $5,690,000, or 28.1% of revenue, reflects the requirement for additional marketing and promotion within their product lines.  The remaining increase includes the allocation of incremental corporate costs totalling $335,000 plus other SG&A increases of $150,000.

The increase in segment operating income of 43.0% or $538,000 to $1,789,000 reflects the noted increase in gross margins of $6,578,000 offset by increased costs of $6,175,000 related to W&D and SG&A.  The remaining positive variance of $135,000 is attributable to foreign exchange gains realized in the quarter.

The SunOpta Distribution Group continues to focus on savings and efficiencies from the western warehouse expansion expected to be completed in the fourth quarter, integration of 2006 acquisitions, expansion of exclusive brands, reduced spoilage and other savings including operating efficiency improvements expected by the new food distribution enterprise software which begins its rollout in August.  The Purity operation has implemented a detailed margin improvement plan and it is expected to provide increasing profitability throughout the year.

SUNOPTA INC.	28	June 30, 2007 10-Q

Opta Minerals Inc.

For the three month period ending

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue	18,394,000	18,260,000	134,000	0.7%
Gross Margin	4,435,000	4,543,000	(108,000)	-2.4%
Gross Margin %	24.1%	24.9%		-0.8%
Segment Operating Income[1]	2,061,000	2,396,000	(335,000)	-14.0%
Segment Margin	11.2%	13.1%		-1.9%

 1 (Operating Income and segment operating income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Opta Minerals contributed $18,394,000 in the second quarter of 2007, versus $18,260,000 in 2006.  Opta Minerals revenue increased by $854,000 due to the net impact of the acquisitions of Magnesium Technologies Corporation (MagTech) and Bimac Inc. (BiMac) in the prior year. These increases were offset by revenue declines of $720,000 due to a decline of demand in the U.S. desulphurization business and declines in the Canadian foundry business due to cyclical demand within the industry.

Gross margins of $4,435,000 in the three months ended June 30, 2006 compared to $4,543,000 in the prior year. As a percentage of revenues, gross margin decreased 0.8% to 24.1% compared to the same period in the prior year. The decrease in the gross margins was due to higher freight and logistics costs and lower volumes in the higher margin US abrasives and steel markets and lower volumes within the Canadian foundry markets.

Selling, general and administrative expenses increased to $2,507,000 or 13.6% of revenues during the quarter versus $2,405,000 or 13.2% of revenues in the three months ended June 30, 2006.  The increase is in SG&A and intangible amortization is attributed to the acquisitions of MagTech and Bimac totalling a net increase of $173,000 during the quarter.  In addition, net SG&A decreases totalling $71,000 due cost savings initiatives in the base business offset the impact of the appreciation of the Canadian dollar versus the U.S. dollar as a significant amount of Opta Minerals SG&A costs are denominated in Canadian dollars.

A foreign exchange gain of $133,000 was recognized in the three months ended June 30, 2007 compared to $258,000 in the same period of the prior year. The foreign exchange gain in the prior year was realized on conversion of a portion of the external debt from US to Canadian funds.

Segment operating income decreased by $335,000 or 14.0% to $2,061,000 during the quarter due to the factors noted above.

Opta Minerals recently announced several contract wins, these new product initiatives are expected to improve results the remainder of the year.  The target segment operating margin for this Group is 12.0% based on leverage of SG&A costs through further internal and acquisition growth, strategic pricing and a focus on excess capacity utilization.

Note: As SunOpta owns only 70.5% of Opta Minerals, segment operating income is presented prior to minority interest expense.

SunOpta BioProcess and Corporate

For the three month period ending

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue	319,000	198,000	121,000	61.1%
Gross Margin	93,000	(258,000)	351,000	-136.0%
Gross Margin %	29.2%	-130.3%		159.5%
Segment Operating Loss[1]	(2,070,000)	(1,792,000)	(278,000)	15.5%

 1 (Operating Income and segment operating income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

SUNOPTA INC.	29	June 30, 2007 10-Q

Revenues were $319,000 for the three months ended June 30, 2007 versus $198,000 in same period in 2006.  Revenues in the quarter were derived from the percentage of completion on equipment supply contracts in the BioProcess business, similar to 2006.

Gross margin in SunOpta BioProcess was $93,000 in the three months ended June 30, 2007 versus a loss of $258,000 in the prior year.  The margin realized reflects the expected costs attributed to the percentage of contracts completed during the quarter.  The negative margin in the prior year was due to the revision of Abengoa project costs to meet European equipment specifications.

Selling, general and administrative expenses were $2,185,000 for the second quarter of 2007 as compared to $1,954,000 for the same period in 2006.  The increase was as a result of an increase of $1,116,000 as result of additional personnel to support development activities within the BioProcess Group, additional personnel in the corporate office as new functions (logistics and human resources) are added to the corporate management team plus additional positions within the shared services group as more divisions are brought onto the Oracle operating platform.  Incremental costs of $507,000 were incurred primarily related to the centralization of information technology service and additional Oracle consulting fees for the continued rollout in the quarter.  Offsetting the increases noted are additional management fee allocations of $1,326,000 and other cost decreases of $66,000.  The increases noted include the impact of the increasing strength of the Canadian dollar as a significant portion of Corporate and BioProcess expenses are based in Canada.

Segment operating losses of $2,070,000 increased by $278,000 from the same quarter in the previous year.  The incremental loss was due primarily to the factors noted above in gross margin and selling, general and administrative expenses plus a reduction of $398,000 in foreign exchange gains realized in the quarter.   The foreign exchange gain realized in the second quarter in the prior year was attributed to the increased value of the corporate Canadian denominated assets reported in U.S. dollars.

SunOpta BioProcess Inc. continues to work on business development and the commercialization of cellulosic ethanol.  Interest in cellulosic ethanol continues to increase exponentially as many countries continue to focus on environmental concerns and their desire to reduce their dependence on crude oil.

Operations for the Six Months ended June 30, 2007 Compared With the Six Months Ended June 30, 2006

Consolidated

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue
SunOpta Food Group	355,526,000	256,558,000	98,968,000	38.6%
Opta Minerals	34,857,000	31,305,000	3,552,000	11.3%
SunOpta BioProcess	1,034,000	1,194,000	(160,000)	-13.4%

Total Revenue	391,417,000	289,057,000	102,360,000	35.4%

Operating Income[1]
SunOpta Food Group	19,346,000	14,997,000	4,349,000	29.0%
Opta Minerals	3,508,000	3,394,000	114,000	3.4%
SunOpta BioProcess & Corporate	(3,476,000)	(3,588,000)	112,000	-3.1%

Total Operating Income	19,378,000	14,803,000	4,575,000	30.9%

Other Expense, net	(406,000)	(279,000)	(127,000)	45.5%
Interest Expense	3,729,000	3,147,000	582,000	18.5%
Income Tax Provision	4,119,000	3,490,000	629,000	18.0%
Minority Interest	524,000	532,000	(8,000)	-1.5%

Net earnings	10,600,000	7,355,000	3,245,000	44.1%

1 (Operating Income and segment operating income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues in the six months ending June 30, 2007 increased by 35.4% to $391,417,000 based on internal growth of 16.2% and acquisition revenues of $47,883,000.  Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year. Revenue growth continues to be led by internal growth of 19.8% in the SunOpta Food Group, driven primarily by strong internal growth in SunOpta Grains and Foods and SunOpta Fruit Groups.

SUNOPTA INC.	30	June 30, 2007 10-Q

Operating income increased $4,575,000, representing an increase of 30.9% versus the six months ended June 30, 2006. Growth in operating income was driven by strong increases in the SunOpta Food Group due primarily to the continued strength of the SunOpta Grains and Foods Group and the SunOpta Distribution Groups. Note that segmented operating income reflects an increase in allocated costs from Corporate to the SunOpta Food Group of $2,495,000 for increased information technology services as well as back office functions provided to divisions using the Oracle ERP platform. Further details on revenue and operating income are provided below by operating group.

Interest expense increased by 18.5% to $3,729,000 for the six months ended June 30, 2006 due to increased long-term debt and operating lines net of cash on hand.  The increase in debt is primarily related to acquisitions completed over the past twelve months and an increase in working capital to fund internal growth.

Other expense for the six months ending June 30, 2007 of $406,000 includes certain restructuring costs incurred mainly relating to the consolidation of warehouses within the SunOpta Distribution Group.

The income tax rate for the first six months of 2007 is approximately 27.0% as compared to 31.0% in the first six months of 2006.  The Company expects that the full year income tax rate for 2007 will be 26% to 29%.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue
SunOpta Grains & Foods	117,209,000	89,016,000	28,193,000	31.7%
SunOpta Ingredients	36,473,000	35,251,000	1,222,000	3.5%
SunOpta Fruit	96,342,000	70,587,000	25,755,000	36.5%
SunOpta Distribution	105,502,000	61,704,000	43,798,000	71.0%

Food Group Revenue	355,526,000	256,558,000	98,968,000	38.6%

Operating Income[1]
SunOpta Grains & Foods	7,403,000	4,066,000	3,337,000	82.1%
SunOpta Ingredients	2,991,000	3,480,000	(489,000)	-14.1%
SunOpta Fruit	4,410,000	4,370,000	40,000	0.9%
SunOpta Distribution	4,542,000	3,081,000	1,461,000	47.4%

Food Group Segment Operating Income	19,346,000	14,997,000	4,349,000	29.0%
SunOpta Food Group Segment Margin %	5.4%	5.8%		-0.4%

1 (Operating Income and segment operating income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Food Group contributed $355,526,000 or 90.8% of total Company consolidated revenues in the six months ended June 30, 2007 versus $256,558,000 in the same period in 2006.  The increase of 38.6% in the SunOpta Food Group reflects very strong sales growth from the SunOpta Distribution Group due to acquisitions and improving grocery sales, continued strength in soybean, corn, sunflower and soymilk revenues in the SunOpta Grains and Foods Group.  The SunOpta Fruit Group also realizes incremental growth driven by strong internal growth and acquisitions.

Segment operating income in the SunOpta Food Group increased by 29.0% to $19,346,000 including the impact of higher corporate cost allocations.  The increase in operating income reflects improved operating results due to strong soymilk and grains revenues as well as the continued turn around in the sunflower business and improvement in the SunOpta Distribution Group due to acquisitions and strength in grocery sales. Offsetting these increases was lowered operating income within the Ingredients group due to the loss of a specialty soluble fiber manufacturing contract and higher SG&A and corporate cost allocations.

SUNOPTA INC.	31	June 30, 2007 10-Q

SunOpta Grains & Foods Group

For the six month period ending

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue	117,209,000	89,016,000	28,193,000	31.7%
Gross Margin	14,267,000	9,789,000	4,478,000	45.7%
Gross Margin	12.2%	11.0%		1.2%
Segment Operating Income[1]	7,403,000	4,066,000	3,337,000	82.1%
Segment Margin	6.3%	4.6%		1.7%

1 (Operating Income and segment operating income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Grains and Foods Group contributed $117,209,000 in revenues in the first half, an increase of $28,193,000 or a 31.7% increase over the same quarter in the previous year.  This increase was attributed entirely to internal growth.  The Group realized significant revenue increases of $12,036,000 due to higher demand and commodity prices for organic corn, organic soy, IP soy and food ingredients. Revenues were also favourably impacted by an $11,283,000 increase in soymilk based product sales due to new ESL and aseptic contracts. Sunflower products sales contributed $5,113,000 of the increased revenue due to higher pricing and demand.  These increases were offset by $239,000 due to lowered volumes of roasted grain products.

Gross margin in the Grains and Foods Group increased by $4,478,000 in the six months ended June 30, 2007 to $14,267,000 or 12.2% of revenue, as compared to 11.0% in the first half of 2006. Sunflower product margins have increased $1,767,000 due to improved pricing, plant efficiencies and improvement in overall crop quality. Higher net margin rates were realized on soymilk and roasted grain products of $1,398,000 due to increased volumes and plant efficiencies due to higher volumes. Higher sales volumes and commodity prices have improved margins in our corn, soybean and food ingredient products by $1,313,000.

SG&A in the first half of the year increased to $6,856,000 from $5,521,000 in the prior year.  The increase is attributed to higher corporate cost allocations of $781,000, an increase of $406,000 due to additional headcount and higher self-insurance benefit costs plus $148,000 in other SG&A primarily related to increased trade advertising and promotional activity.

Segment operating Income increased by $3,337,000 or 82.1% reflecting higher gross margins and a reduction of foreign exchange losses of $194,000 related to our Euro hedges, offset by the increases in SG&A noted above.

SunOpta Ingredients Group

For the six month period ending

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue	36,473,000	35,251,000	1,222,000	3.5%
Gross Margin	7,308,000	6,794,000	514,000	7.6%
Gross Margin	20.0%	19.3%		0.7%
Segment Operating Income[1]	2,991,000	3,480,000	(489,000)	-14.1%
Segment Margin	8.2%	9.9%		-1.7%

1 (Operating Income and segment operating income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Ingredients Group contributed revenues of $36,473,000 in the first half of 2007 as compared to $35,251,000 in 2006, a 3.5% increase. The increase is attributable to higher dairy blending revenues of $3,192,000, higher sales of oat and soy fiber of $1,700,000 and improved volumes of contract ingredient blending by $915,000. These improvements were offset by lower revenues of $3,433,000 due to the lost volumes of a specialty soluble fiber manufacturing contract which was announced in 2006. As well, lower volumes related to our technical processing of starch, molasses and other products decreased revenues by $1,152,000.

SUNOPTA INC.	32	June 30, 2007 10-Q

In the first six months of 2007, gross margin in the Ingredients Group increased by $514,000 and the margin rate increased by 0.7% to 20.0% of revenue.   The increase in margin is attributable to the increased volumes of our dairy blending products by $894,000 due to improved market conditions and plant efficiencies. Also, continued demand related to our oat and soy fiber product lines increased gross margins by $372,000. These were offset by lower volumes related to our specialty soluble fiber products of $543,000 and decreased volumes related to technical processing of ingredients by $209,000.

SG&A in the first six months of $4,318,000 increased by $1,003,000 compared to the prior year.  The increase is primarily related to the increased personnel and related costs of $664,000 due to additional headcount group dedicated to process improvement for operational efficiency and a higher corporate cost allocation of $400,000 offset by a net savings in other SG&A totalling $61,000.

The decrease in segment operating income of $489,000 to $2,991,000 reflects the variances noted above.

SunOpta Fruit Group

For the six month period ending

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue	96,342,000	70,587,000	25,755,000	36.5%
Gross Margin	14,909,000	10,859,000	4,050,000	37.3%
Gross Margin	15.5%	15.4%		0.1%
Segment Operating Income[1]	4,410,000	4,370,000	40,000	0.9%
Segment Margin	4.6%	6.2%		-1.6%

1 (Operating Income and segment operating income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Fruit Group contributed revenues of $96,342,000 in the first half of 2007 as compared to $70,587,000 in 2006, a 36.5% increase or $25,755,000. Internal growth within the group was 30.7% in the first half of 2007.  Revenue increased by $8,321,000 due to continued strength related to IQF fruit and frozen strawberries. Global sourcing operations contributed $6,076,000 of the increase primarily due to gains in industrial and private label sales. Also contributing to the improved revenue growth were increased fruit bar shipments of $4,262,000 due to the continued roll out of new private label programs. The acquisitions of the Mexican operations (Global, Del Rio and BCC) and Hess contributed $4,488,000 of higher revenues. Our fruit topping operations improved by $2,608,000 due to the new rollout of toppings to a national breakfast restaurant chain, and growth in the organic segment.

Gross margins in the Fruit Group increased by $4,050,000 in the six months ended June 30, 2007 to $14,909,000 or 15.5% of revenue, as compared to 15.4% of revenues in 2006. An increase of $1,320,000 was attributable to our IQF fruit and frozen strawberries operations. In addition, margin increases of $1,113,000 were attributable to our global sourcing operations due to gains in industrial and private label sales of fruit products. The acquisition of the Hess Food Group provided additional procurement margins of $933,000.  The newly acquired Mexican operations contributed $464,000 of margins. In addition, a net increase of $220,000 was attributed to increases in fruit bases offset by higher sourcing and processing costs associated with increased fruit bar revenues.

SG&A costs increased $3,827,000 to $10,268,000 as compared to the same period in the prior year.  The increases were attributed to additional structural headcount, including quality, human and finance resources, travel and advertising costs to support new products and programs of $1,686,000, increased variable SG&A costs related to our global sourcing operations of $835,000, incremental costs associated with the acquisitions of $661,000 and $645,000 in additional corporate cost allocations.

Segment operating income in the SunOpta Fruit Group was relatively consistent with the prior year at $4,410,000 for the six months ended June 30, 2007 as compared to $4,370,000 in 2006.   The increases noted above were offset by an increased foreign exchange loss of $183,000 in the quarter

SUNOPTA INC.	33	June 30, 2007 10-Q

SunOpta Distribution Group

For the six month period ending

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue	105,502,000	61,704,000	43,798,000	71.0%
Gross Margin	29,713,000	16,355,000	13,358,000	81.7%
Gross Margin	28.2%	26.5%		1.7%
Segment Operating Income[1]	4,542,000	3,081,000	1,461,000	47.4%
Segment Margin	4.3%	5.0%		-0.7%

1 (Operating Income and segment operating income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Distribution Group contributed revenues of $105,502,000 in the first half of 2007, an increase of $43,798,000 or 71.0% over the prior year.  Internal growth within the group including internal growth on acquired companies was 6.7%.  The acquisitions of Purity, Quest and Aux Mille resulted in increases of $39,786,000 over the prior year.  In addition, revenues were favourably impacted by an increase in grocery and retail sales of $6,485,000 primarily due to strong sales in western Canada and an increase in natural organic and kosher product lines in eastern Canada.  These increases were offset by the rationalization of certain produce customers and operations totalling $2,473,000 primarily in eastern Canada and Quebec.

Gross margin in the SunOpta Distribution Group increased by $13,358,000 in the six months ended June 30, 2007 to $29,713,000 or 28.2% of revenues.  The increase in the gross margin rate of 1.7% was attributable to higher margins associated with the acquisitions of $12,060,000 and higher margins of $1,306,000 within grocery as margins in both eastern and western Canada showed improvement.  These increases were slightly offset in dollar terms by a slight margin decline of $8,000 from produce operations due to the rationalization noted.

Combined SG&A and W&D costs increased by $12,063,000 to $25,410,000 compared to the same period in the previous year.  As a percentage of revenues, SG&A and W&D have increased to 24.1% of revenues versus 21.6% in the comparative period.  SG&A and W&D related to the acquisitions totalled $10,951,000, or 27.5% of revenue reflecting higher marketing and promotion expenses inherent to their product lines.  The remaining increase includes the allocation of incremental corporate costs totalling $670,000 plus other SG&A increases of $442,000 primarily related to increased volumes in the base business.

The increase in segment operating income of 47.4% or $1,461,000 to $4,542,000 reflects the noted increase in gross margins offset by increased costs related to W&D and SG&A.  The remaining positive variance of $166,000 is attributable to foreign exchange gains realized in the period.

Opta Minerals Inc.

For the six month period ending

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue	34,857,000	31,305,000	3,552,000	11.3%
Gross Margin	8,501,000	7,295,000	1,206,000	16.5%
Gross Margin	24.4%	23.3%		1.1%
Segment Operating Income[1]	3,508,000	3,394,000	114,000	3.4%
Segment Margin	10.1%	10.8%		-0.7%

1 (Operating Income and segment operating income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Opta Minerals contributed $34,857,000 or 8.9% of the Company's consolidated revenues for the six months ending June 30, 2006, versus $31,305,000 or 10.8% in 2006.  Opta Minerals revenues increased by $5,671,000 due to the acquisitions of Magnesium Technologies Corporation and Bimac Inc. in the prior year.  These increases were offset by revenue declines of $2,119,000 in the Canadian foundry and abrasives business due to reduced cyclical demand within the industry and a decline in demand from the US steel industry.

SUNOPTA INC.	34	June 30, 2007 10-Q

Gross margins were $8,501,000 or 24.4% of revenues in the six months ended June 30, 2007 versus $7,295,000 or 23.3% of revenues in the 2006.  The increase in margins was mainly attributable to the acquisitions with a net margin increase of $1,241,000.  The remaining margin decline of $35,000 in the base business was minimized as volume declines in both the Canadian and US operations were offset by margin gains primarily due to price increases and plant efficiencies.

The increase in segment operating income of $114,000 to $3,508,000 reflects the noted increase in gross margins of $1,206,000, offset by a net increase related to SG&A of $992,000 and a reduction of exchange gains of $100,000.  Included in the increased SG&A and intangible amortization are net increases in costs attributed to the acquisitions of MagTech and Bimac totalling $920,000 including an increase in non-cash intangible amortization of $233,000.  The remaining net increase of $72,000 is primarily related to the appreciation of the Canadian dollar versus the U.S. dollar as the majority of SG&A costs are denominated in Canadian dollars.

SunOpta BioProcess and Corporate

For the six month period ending

	June 30, 2007 $	June 30, 2006 $	Change $	Change %
Revenue	1,034,000	1,194,000	(160,000)	-13.4%
Gross Margin	262,000	(118,000)	380,000	-322.0%
Gross Margin	25.3%	-9.9%		35.2%
Segment Operating Loss[1]	(3,476,000)	(3,588,000)	112,000	-3.1%

1 (Operating Loss is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues were $1,034,000 for the six months ended June 30, 2006 versus $1,194,000 in same period in 2006.  Revenues during the period were derived from equipment supply contracts for the production of cellulosic ethanol.

Gross margin in SunOpta BioProcess was $262,000 in the six months ended June 30, 2007 versus a negative margin of $118,000 in the comparable period of the previous year.  The margins realized reflect the expected costs attributed to the percentage of contract completion during the period as well as the cumulative impact of any revisions to the expected costs to complete the contract.

Selling, general and administrative expenses were $3,944,000 for the first six months of 2007 as compared to $3,835,000 for the same period in 2006.  The increase of $1,874,000 resulted from additional personnel to support the increased financing and development activities within the BioProcess Group and additional personnel in the corporate offices as new functions (shared services, logistics and human resources) are added.  Incremental costs of $777,000 were incurred primarily related to the centralization of information technology services and additional Oracle consulting fees for the continued rollout.  Offsetting the increases noted are additional management fee allocations of $2,495,000 and other cost decreases of $47,000.  The increases noted include the impact of the strengthening Canadian dollar as a significant portion of Corporate and BioProcess expenses are born in Canada.

Segment operating losses of $3,476,000 decreased by $112,000 from the same quarter in the previous year.  The reduction of loss was due primarily to the factors noted above in gross margin and SG&A offset by a reduction of $159,000 in foreign exchange gains realized.

SUNOPTA INC.	35	June 30, 2007 10-Q

Liquidity and Capital Resources (at June 30, 2007)

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit.  At June 30, 2007, the Company has availability under certain lines of credit of approximately $10,300,000 (2006 – 36,000,000). Revolving acquisition lines are also available to the Company and Opta Minerals with maximum draws of up to $1,500,000 (2006 - $10,000,000) and $2,262,000 (2006 - $4,693,000), respectively.

Subsequent to the quarter end, on July 4, 2007, the Company completed the expansion of existing credit facilities adding additional lenders Rabobank and HSBC Bank to its lending syndicate.  As part of this facility expansion, our operating line of credit in the United States has been increased by $30,000,000 with an additional $20,000,000 acquisition facility available for future strategic acquisitions.  The numbers presented above do not reflect these increased limits.  The additional operating line replaces other credit facilities that were eliminated earlier in 2007.

The Company obtains its long term financing through its credit agreement noted above.  The Company may expand this credit agreement, and/or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes as required.

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

Cash Flows from Operating Activities

Net cash and cash equivalents increased $28,726,000 during first six months of the year (2006 – ($779,000)) to $29,680,000 as at June 30, 2007 (2006 - $4,676,000).  Approximately $28,203,000 of this balance is restricted for use within the SunOpta BioProcess Inc. operations.

Cash flows provided by operations for the first six months before working capital changes was $19,906,000 (2006 – $14,226,000), an increase of $5,680,000 or 39.9%.  The increase was due primarily to stronger operating results from the divisions.

Cash provided (used) by operations after working capital changes was ($38,417,000) for the six months ended June 30, 2007 (2006 – $7,759,000), reflecting the use of funds for non-cash working capital of ($58,323,000) (2006 – ($6,467,000)).  This utilization consists principally of an increase in inventories ($36,256,000) (2006 – ($7,358,000)), an increase in accounts receivable ($22,030,000) (2006 – ($7,846,000)) a decrease in accounts payable of ($1,835,000) (2006 – $6,721,000) and a decrease in customer deposits of ($387,000) (2006 – ($95,000)). Offsetting these cash outflows are reductions in the recoveries of income taxes of $1,829,000, (2006 - $1,847,000) and a decrease in prepaid expenses and other current assets of $356,000 (2006 - $264,000).  The usage of cash flows to fund working capital in 2007 reflects the increase in working capital requirements to fund growth through the purchase of grains within the SunOpta Grains and Foods Group, organic and conventional fruit in the SunOpta Fruit Group and the seasonal kosher products within the SunOpta Distribution Group due to the Passover season. The absence of change in accounts payable reflects increased payments to grain farmers and international sourcing which requires payment at the point of delivery.

Cash Flows from Investing Activities

Cash provided (used) by investing activities of ($27,960,000) in the first six months of 2007 (2006 – ($16,850,000)), reflects cash used to acquire companies of ($13,380,000) (2006 – ($12,197,000)), to purchase property, plant and equipment of ($12,362,000) (2006 – ($4,824,000)), acquisition of patented trademarks and Other Assets ($2,218,000) (2006 – $171,000).

Cash Flows from Financing Activities

SUNOPTA INC.	36	June 30, 2007 10-Q

Cash provided (used) by financing activities was $95,137,000 in the first six months of 2007 (2006 – $8,201,000), consisting primarily of net proceeds from the issuance of common shares of $52,616,000 (2006 - $2,977,000), net proceeds from the issuance of preference shares by a subsidiary of $27,880,000 (2006 - $nil) an increase in bank indebtedness of $21,734,000 (2006 - $5,358,000) and additional borrowings of $1,500,000 (2006 - $2,800,000), partially offset by repayment of term debt ($7,504,000) (2006 – ($2,304,000)) and repayment of deferred purchase consideration and other of ($1,089,000) (2006 – ($630,000)).

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk.  To achieve this objective, the company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds.  These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at June 30, 2007 all of SunOpta's excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk.  Fixed rate debt may have their fair market value adversely affected by a decline in interest rates.  In general, longer date debts are subject to greater interest rate risk than shorter dated securities.  Floating rate term debt gives less predictability to cash flows as interest rates change.  As at June 30, 2007, the weighted average interest rate of the fixed rate term debt was 6.3% (2006 – 6.1%) and the weighted average interest rate of the variable rate term debt was 7.5% (2006 – 8.5%).  As of June 30, 2007 the Company had fixed rate term debt of $55,979,000 (2006 - $56,014,000), variable rate term debt of $20,424,000 (2006 - $10,194,000) and variable rate bank indebtedness of $63,813,000 (2006 - $26,946,000).  The risk associated with variable rate term debt is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty.  For every 1% increase (decrease) in interest rates the Company's after tax earnings would (decrease) increase by approximately ($382,000) (2006 – ($253,000)).

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the United States dollar is also the Company's reporting currency.  The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation.  Since 2004, the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from Cdn $1.2020 at January 1, 2004 to Cdn $1.0654 at June 30, 2007 for each U.S. dollar.  The net effect of this change in the exchange rate during the first six months of the year has been a $309,000 (2006 – $389,000) exchange gain (loss) and an increase $6,211,000 (2006 - $2,136,000) in net assets.  A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company's net assets by $8,330,000 (2006 - $4,724,000).

The functional currency of all operations, located in Canada, is the Canadian dollar, with the exception of SunOpta BioProcess Inc. which uses the U.S. dollar functional currency.  For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as Foreign Exchange gain (loss) in the Consolidated Statement of Earnings while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in the Currency Translation Adjustment account within Shareholders' Equity.  The functional currency of the corporate head office is the Canadian dollar.  Transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within Foreign Exchange gains (losses) on the Consolidated Statement of Earnings.  U.S. based Food Group operations have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars.  It is the Company's intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time; potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

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

The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled.  Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated.  All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold.  At June 30, 2007 the Company owned 432,238 (2006 – 202,593) bushels of corn with a weighted average price of $3.03 (2006 - $1.99) and 660,197 (2006 – 549,986) bushels of soy beans with a weighted average price of $9.16 (2006 - $9.62).  The Company has at June 30, 2007 net long/(short) positions on soy beans of 109,924 (2006 – 158,545) and a net long/(short) position on corn of 13,053 (2006 – 95,399) bushels.  An increase/decrease in commodity prices of either soy or corn of 10% would not be material to the Company.  There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, the SunOpta BioProcess Inc. or related to Corporate office activities.

SUNOPTA INC.	37	June 30, 2007 10-Q

Item 4.     Controls and Procedures

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the Company's quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.

 Legal proceedings

One of the Company's subsidiaries, SunRich LLC filed a claim against a supplier for failure to adhere to the terms of a contract.  In 2004 Sunrich was awarded the trial judgement and in the fall of 2006, the decision of the Appellate Court confirmed this judgement.  In 2006, the Company collected $2,014,000 in satisfaction of the judgement.  The Company also has filed an application for the recovery of legal fees which is currently outstanding with the Court for approval.

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

Item 1A.  Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, under the heading “Risk Factors” in Item 1A of that report.  There were no material changes in these risks during the quarter ended June 30, 2007.

Item 2.

 Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3.

Defaults upon Senior Securities  - Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders – Not applicable

Item 5.

Other Information

(a)

Not applicable.

SUNOPTA INC.	38	June 30, 2007 10-Q

Item 6.

Exhibits

(a)

Exhibits -

31.1

Certification by Steve Bromley, President and Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act.  **

31.2

Certification by John Dietrich, Vice President and Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act.  **

32

Certifications by Steve Bromley, President and Chief Executive Officer and John Dietrich, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350. **

**

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

 /s/ John Dietrich

Date   August 3, 2006

by John Dietrich

Vice President and Chief Financial Officer

SunOpta Inc.

SUNOPTA INC.	39	June 30, 2007 10-Q