Form 10-Q
period 2007-09-30
SunOpta Inc.
filed 2007-11-08
CIK 351834

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes   x         No  ___

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

Yes ___        No   x

At November 2, 2007 registrant had 63,981,483 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $847,522,365. The Company’s common shares are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

SUNOPTA INC.	1	September 30, 2007 10-Q

SUNOPTA INC.

FORM 10-Q

For the quarter ended September 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2007 and 2006.

Condensed Consolidated Balance Sheets as at September 30, 2007 and December 31, 2006.

Condensed Consolidated Statements of Shareholders’ Equity as at September 30, 2007 and 2006.

Condensed Consolidated Statements of Cash Flow for the three and nine months ended September 30, 2007 and 2006.

Notes to Condensed Consolidated Financial Statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Item 4.    Controls and Procedures

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Item 6.

Exhibits

All financial information is expressed in United States Dollars.  The closing rate of exchange on November 2, 2007 was CDN $1 = U.S. $1.0704

SUNOPTA INC.	2	September 30, 2007 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Condensed Consolidated Financial Statements

SunOpta Inc.

For the Three and Nine Months Ended September 30, 2007

(Unaudited)

SUNOPTA INC.	3	September 30, 2007 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Earnings

For the three months ended September 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

September 30,	September 30,
2007 $	2006 $

Revenues	205,666	145,463

Cost of goods sold	167,805	122,771

Gross profit	37,861	22,692

Warehousing and distribution expenses	5,198	3,853
Selling, general and administrative expenses	22,947	14,464
Intangible amortization	1,017	671

Earnings before the following	8,699	3,704

Interest expense, net	(1,973)	(1,746)
Other income (expense) (note 7)	234	(15)
Foreign exchange	326	(157)

	(1,413)	(1,918)

Earnings before income taxes	7,286	1,786

Provision for (recovery of) income taxes	1,751	(66)

Net earnings before minority interest	5,535	1,852

Minority interest	439	328

Net earnings for the period	5,096	1,524

Change in foreign currency translation adjustment	4,870	8

Comprehensive income	9,966	1,532

Net earnings per share for the period (note 6)

– Basic	0.08	0.03

– Diluted	0.08	0.03

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	4	September 30, 2007 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Earnings

For the nine months ended September 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

September 30,	September 30,
2007 $	2006 $

Revenues	597,083	434,520

Cost of goods sold	484,263	360,854

Gross profit	112,820	73,666

Warehousing and distribution expenses	15,105	11,345
Selling, general and administrative expenses	66,935	42,251
Intangible amortization	3,012	1,952

Earnings before the following	27,768	18,118

Interest expense, net	(5,701)	(4,893)
Other expenses (note 7)	(172)	(294)
Foreign exchange	635	232

	(5,238)	(4,955)

Earnings before income taxes	22,530	13,163

Provision for income taxes	5,870	3,424

Net earnings before minority interest	16,660	9,739

Minority interest	964	860

Net earnings for the period	15,696	8,879

Change in foreign currency translation adjustment	11,081	1,755

Comprehensive income	26,777	10,634

Net earnings per share for the period (note 6)

– Basic	0.25	0.16

– Diluted	0.25	0.15

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	5	September 30, 2007 10-Q

SunOpta Inc.

Condensed Consolidated Balance Sheets

As at September 30, 2007 and December 31, 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	December 31,
	2007 $	2006 $

Assets

Current assets
Cash and cash equivalents (note 13)	33,364	954
Accounts receivable	97,823	73,599
Inventories (note 4)	188,585	126,736
Prepaid expenses and other current assets	10,354	8,129
Current income taxes recoverable	-	1,829
Deferred income taxes	1,824	1,824

	331,950	213,071

Property, plant and equipment	112,576	87,487
Goodwill (note 2)	55,974	49,457
Intangible assets, net (note 2)	62,508	47,943
Deferred income taxes	5,674	5,615
Other assets	2,921	1,157

	571,603	404,730

Liabilities

Current liabilities
Bank indebtedness (note 9)	83,731	40,663
Accounts payable and accrued liabilities	80,384	80,851
Customer and other deposits	428	957
Current portion of long-term debt (note 9)	11,089	8,433
Current portion of long-term payables	1,540	1,736

	177,172	132,640

Long-term debt (note 9)	78,993	69,394
Long-term payables	2,381	3,607
Deferred income taxes	11,730	12,156

	270,276	217,797

Preference shares issued by subsidiary (note 3)	27,074	-

Minority interest	13,932	10,230

Shareholders’ Equity

Capital stock (note 5)	168,276	112,318
Contributed surplus (note 5)	4,831	4,188
Retained earnings	67,034	51,338
Accumulated other comprehensive income	20,180	8,859

	260,321	176,703

	571,603	404,730

Commitments and contingencies (note 10)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	6	September 30, 2007 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Shareholders’ Equity

As at September 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	Capital stock	Contributed surplus	Retained earnings	Accumulated other comprehensive income	Total
	$	$	$	$	$
Balance at December 31, 2006	112,318	4,188	51,338	8,859	176,703
Options exercised	2,404	-	-	-	2,404
Employee stock purchase	593	-	-	-	593
Public offering	51,882	-	-	-	51,882
Warrants issued	1,022	-	-	-	1,022
Stock based compensation	57	643	-	-	700
Net earnings for the period	-	-	15,696	-	15,696
Currency translation adjustment	-	-	-	11,321	11,321
Balance at September 30, 2007	168,276	4,831	67,034	20,180	260,321

	Capital stock	Contributed surplus	Retained earnings	Accumulated other comprehensive income	Total
	$	$	$	$	$
Balance at December 31, 2005	106,678	3,235	40,379	9,792	160,084
Warrants exercised	60	-	-	-	60
Options exercised	3,196	-	-	-	3,196
Employee stock purchase plan	438	-	-	-	438
Acquisition (note 3)	1,139	-	-	-	1,139
Stock based compensation	-	356	-	-	356
Net earnings for the period	-	-	8,879	-	8,879
Currency translation adjustment	-	-	-	1,755	1,755
Balance at September 30, 2006	111,511	3,591	49,258	11,547	175,907

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	7	September 30, 2007 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Cash Flow

For the three months ended September 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30, 2007 $	September 30, 2006 $
Cash provided by (used in)

Operating activities
Net earnings for the period	5,096	1,524
Items not affecting cash
Amortization	3,783	2,979
Deferred income taxes	(3,603)	164
Minority interest	439	328
Dilution gain	(793)	-
Other	831	215
Changes in non-cash working capital (note 8)	(17,123)	(11,722)

	(11,370)	(6,512)
Investing activities
Acquisition of companies, net of cash acquired	(6,204)	(7,950)
Purchase of property, plant and equipment, net	(9,562)	(2,143)
Other	(317)	(365)

	(16,083)	(10,458)
Financing activities
Increase in bank indebtedness	18,855	6,875
Borrowings under long-term debt	21,581	10,462
Repayments of long-term debt	(10,784)	(1,334)
Proceeds from the issuance of common shares	1,400	717
Other	(424)	(133)

	30,628	16,587

Foreign exchange gain (loss) on cash held in a foreign currency	509	(236)

Increase (decrease) in cash and cash equivalents during the period	3,684	(619)

Cash and cash equivalents – Beginning of the period	29,680	4,676

Cash and cash equivalents – End of the period	33,364	4,057

See note 8 for supplemental cash flow information

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	8	September 30, 2007 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Cash Flow

For the nine months ended September 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30, 2007 $	September 30, 2006 $
Cash provided by (used in)

Operating activities
Net earnings for the period	15,696	8,879
Items not affecting cash
Amortization	10,710	8,325
Deferred income taxes	(2,292)	600
Dilution gain (note 7)	(793)	-
Minority interest	964	860
Other	1,374	772
Changes in non-cash working capital (note 8)	(75,446)	(18,189)

	(49,787)	1,247
Investing activities
Acquisition of companies, net of cash acquired	(19,584)	(20,147)
Purchase of property, plant and equipment, net	(21,924)	(6,967)
Acquisition of patents, trademarks and licenses	(922)	-
Other	(1,613)	(194)

	(44,043)	(27,308)
Financing activities
Increase in bank indebtedness	40,589	12,233
Borrowings under long-term debt	23,081	13,262
Repayments of long-term debt	(18,288)	(3,638)
Payment of deferred purchase consideration	(1,468)	(260)
Proceeds from the issuance of common shares, net	54,016	3,694
Proceeds from the issuance of preference shares by subsidiary	27,880	-
Other	(45)	(503)

	125,765	24,788

Foreign exchange gain (loss) on cash held in a foreign currency	475	(125)

Increase (decrease) in cash and cash equivalents during the period	32,410	(1,398)

Cash and cash equivalents – Beginning of the period	954	5,455

Cash and cash equivalents – End of the period	33,364	4,057

See note 8 for supplemental cash flow information

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	9	September 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

1.      Basis of presentation

The interim condensed consolidated financial statements of SunOpta Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.  For further information, see the Company’s consolidated financial statements and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2006.

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ended December 31, 2006.  All significant intercompany accounts and transactions have been eliminated on consolidation.  As a result of Opta Minerals issuing one million shares in the quarter, SunOpta’s ownership declined from 70.6% to approximately 66.6%.

2.

Business Acquisitions

During the nine months ended September 30, 2007, the Company completed three acquisitions.  All of these acquisitions have been accounted for using the purchase method of accounting and the condensed consolidated financial statements include the results of operations for these businesses from the date of acquisition.  The following are the preliminary purchase allocations for these acquisitions:

	Newco a.s. (a) $	Congeladora del Rio S.A. de C.V. and Global Trading Inc. (b) $	Baja California Congelados, S.A. de C.V. (c) $	Total $
Net assets acquired:
Non-cash working capital	1,066	2,766	3,598	7,430
Property, plant and equipment	839	4,397	2,875	8,111
Goodwill and intangible assets	13,800	3,190	-	16,990
Future income tax liability	(2,740)	-	-	(2,740)
	12,965	10,353	6,473	29,791

Consideration paid:
Cash consideration	6,204	6,853	6,473	19,530
Issuance of Opta Minerals shares	3,344	-	-	3,344
Note payable	2,662	3,500	-	6,162
Other consideration	755	-	-	755
	12,965	10,353	6,473	29,791

SUNOPTA INC.	10	September 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Business acquisitions continued

a)

Newco a.s.

On July 30, 2007, Opta Minerals Inc., a subsidiary of the Company, acquired 100% of the outstanding common shares of Newco a.s. (“Newco”) of Kosice, Slovakia.  The acquisition included consideration of $12,965.  Consideration included cash and acquisition costs net of cash acquired of $6,204, one million common shares of Opta Minerals Inc. valued at $3,344, notes payable of $2,662 due in February 2008 at face value and other consideration valued at $755.  No additional consideration is payable under the agreement. The intangibles consisting of a customer relationship acquired in this acquisition are not deductible for tax purposes and are being amortized over 23 years.

Newco operates a production facility in Kosice, Slovakia.  This company employs approximately 22 people and maintains a very high level of customer specific technical service. The addition of Newco further increases Opta’s position in the industrial minerals business and further expands its current position as a key service provider to the steel industry.

The acquisition expands Opta’s business capabilities into Europe and complements existing operations which supply a wide range of desulphurization products in both the United States and Canada from operations in Indiana and Ontario.

b)

Congeladora del Rio S.A. de C.V. and Global Trading Inc.

On May 14, 2007, SunOpta Inc. announced that it had completed the acquisitions of the net operating assets of    Congeladora del Rio, S.A. de C.V. ("Del Rio"), and all of the outstanding shares of Global Trading Inc., ("Global") for total consideration of $10,353.  Consideration included a combination of cash and notes payable and acquisition costs.  No additional consideration is payable under the agreement.   The promissory notes payable to former shareholders bear an interest rate of 6% and are payable in quarterly installments over the next three years.   The goodwill and intangibles acquired in this acquisition are not deductible for tax purposes.

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

c)

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

SUNOPTA INC.	11	September 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Business acquisitions continued

d)

       Contingent consideration on companies acquired prior to 2007

Additional consideration of $54 was paid related to the acquisition of Cleugh’s Frozen Foods Inc. ("Cleugh’s").The amount was recorded in relation to Cleugh’s achieving predetermined earnings targets.

3.

Preferred Shares Issued by Subsidiary

On June 8, 2007, the Company completed a private placement for the sale of 1,500,000 non-dividend bearing, convertible preferred shares of SunOpta BioProcess Inc. (“SBI”, formerly the SunOpta BioProcess Group) for gross proceeds of $30,000.  The Company incurred issuance costs of approximately $3,142 including the fair value (non-cash) assigned to warrants of SunOpta Inc. for $1,022, issued as part of the financing. These costs have been offset against the carrying value of the preferred shares.  The preferred shares do not bear any dividend rate and have a conversion feature which allows the holders to convert the preferred shares to common shares at any time on a one for one basis.  At any time following the seventh anniversary of the closing date or upon the occurrence of a change in control, holders of the majority of preferred shares will have the right to require SBI to redeem all of the preferred shares for a cash payment equal to the original issue price ($20 per share). Should SBI complete a qualified initial public offering (greater than $50,000), the preferred shares would automatically be converted into common shares upon closing of the transaction, resulting in a dilution of SunOpta’s interest to 86%.

Included in issuance costs is the fair value attributed to warrants to purchase 648,300 common shares of SunOpta at a price of $11.57 (exercisable anytime over six months from the date of closing) that were granted to the SBI investors.  The fair value of these warrants was determined using the Black-Scholes option pricing model (note 5) and the fair value attributed to them was $1,022.

The preferred shares are recorded net of issuance costs and the value of the preferred shares is accreted to the $30,000 redemption value using the interest method over seven years (the redemption date).  Annual accretion expense will be approximately $446 per year.

In conjunction with the private placement, SBI granted 800,000 Restricted Stock Units (RSU) and 800,000 stock options (with an exercise price of $20 per share) in SBI common shares to certain employees of SBI.  The RSU’s allow for a cash payment or grant of shares to the employees equal to the issuance price of a future initial public offering (to a maximum of $20 per share).  The RSU’s and the stock options granted only vest if a change of control of SBI occurs or SBI completes an initial public offering.  As such these units are considered performance based awards under FAS 123R and no expense is recorded in the financial statements until the contingent element of the award has been resolved.

At the date of the grant, the Company estimates that the fair value associated with the stock option grant is $10,180 and RSU’s is $16,000.  The fair value of the options was calculated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0%, an expected volatility based on industry peers of 77.7%, a risk-free interest rate of 4.0%, a forfeiture rate of 10.0% and a maximum life of up to 7 years.  The fair value of the RSU’s is calculated using the maximum $20 per share that could be paid.  Given that no market exists for the SBI common shares, there exists significant measurement uncertainty in determining the values of these units.

SUNOPTA INC.	12	September 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

4.       Inventory

	September 30, 2007 $	December 31, 2006 $
Raw materials and work in process	29,733	35,509
Finished goods	142,639	83,373
Grain	16,213	7,854
	188,585	126,736
Grain inventories consist of the following:
Company owned grain	15,907	7,637
Unrealized gain (loss) on
Sale and purchase contracts	2,609	1,340
Future contracts	(2,303)	(1,123)

	16,213	7,854

5.      Capital stock and contributed surplus

	September 30, 2007 $	December 31, 2006 $
Common Stock (Issued and fully paid )
63,305,477 common shares (December 31, 2006 – 57,672,053)	167,254	112,318
648,300 warrants (December 31, 2006 – Nil)	1,022	-

Common Stock	168,276	112,318
Contributed Surplus	4,831	4,188

(a)

On June 8, 2007, the Company completed a private placement for the sale of non-dividend bearing, convertible preferred shares of SunOpta BioProcess Inc. (see Note 3).  The investors in the private placement were also issued warrants to purchase 648,300 common shares of the Company at a price of $11.57 any time until December 8, 2007.  The fair value of the warrants is $1,022, determined using the Black-Scholes option pricing model using a volatility of 53.5%, risk-free interest rate of 4.5% and a six month life.

(b)

On February 13, 2007, the Company issued 5,175,000 common shares at a price of $10.40 per common share, in respect of a public offering for gross proceeds of $53,820.  The Company incurred share issuance costs of $1,938, net of a $920 tax benefit, for net proceeds of $51,882.

(c)

In the nine months ended September 30, 2007, employees and directors exercised 393,625 (September 30, 2006 – 723,375) common share options and an equal number of common shares were issued for net proceeds of $2,404 (September 30, 2006 - $3,196).

(d)

In the nine months ended September 30, 2007, 59,799 (September 30, 2006 – 64,835) common shares were issued for net proceeds of $593 (September 30, 2006 - $438) as part of the Company’s employee share purchase program.

SUNOPTA INC.	13	September 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

5.      Capital stock and contributed surplus continued

(e)

In the nine months ended September 30, 2007, 494,000 (September 30, 2006 – 38,500) options were granted to employees at a price between $10.86 - $12.36 (September 30, 2006 - $5.36 - $10.00).  The fair value of the options granted were $2,601 (September 30, 2006 - $176) estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2006 – 0%), an expected volatility of 53.5% (2006 – 55%), a risk-free interest rate of 4.5% (2006 – 4.0%), forfeiture rate of 15% (2006 – 10%) and an expected life of five to six years.

(f)

In conjunction with his promotion to Chief Executive Officer, Steve Bromley received an award of 10,000 shares of the Company’s stock.  The stock was granted 25% on February 8, 2007, plus an additional 25% will be issued on the anniversary for the next three years.  Accordingly, 2,500 shares were issued from treasury and the Company recognized stock based compensation costs of $29 in the first quarter.

(g)

Based on the terms of his contract, Joe Riz, SunOpta’s Executive Vice President, received an award of 10,000 shares of the Company’s stock.  The stock was granted 25% on July 3, 2007, plus an additional 25% will be issued on the anniversary for the next three years.  Accordingly, 2,500 shares were issued from treasury and the Company recognized stock based compensation costs of $28 in the third quarter.

(h)

In the nine months ended September 30, 2007, the Company recognized stock based compensation of $643 (September 30, 2006 - $166) related to the Company’s stock options plans including the plan within Opta Minerals.

(i)

In the nine months ended September 30, 2007, no warrants were exercised, however, in the nine months ending September 30, 2006, there were 35,000 warrants exercised and 35,000 shares were issued for proceeds of $60.

6.      Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options.  The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2007 $	September 30, 2006 $	September 30, 2007 $	September 30, 2006 $
Net earnings for the period	5,096	1,524	15,696	8,879

Weighted average number of shares used in basic earnings per share	63,161,688	57,339,332	62,218,571	57,054,678

Dilutive potential of the following:
Employee/director stock options	782,255	676,611	700,432	594,525
Dilutive Warrants	53,939	-	8,843	-

Diluted weighted average number of shares outstanding	63,997,882	58,015,943	62,927,846	57,649,203

Net earnings per share:
Basic	0.08	0.03	0.25	0.16
Diluted	0.08	0.03	0.25	0.15

Options to purchase nil and 244,000 common shares in the three and nine months ended September 30, 2007 respectively (September 30, 2006 – 221,800 and 321,800), have been excluded from the calculation of diluted earnings per share due to their anti-dilutive nature.  For the three and nine months ended September 30, 2007 and 2006, all warrants have been included in the determination of diluted weighted average shares outstanding.

SUNOPTA INC.	14	September 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2007 and 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

7.

Other income (expense)

	Three months ended		Nine months ended
	September 30, 2007 $	September 30, 2006 $	September 30, 2007 $	September 30, 2006 $
Dilution gain (a)	793	-	793	-
Law suit (b)	(506)	(24)	(506)	(49)
Other	(53)	9	(459)	(245)
	234	(15)	(172)	(294)

(a)  In conjunction with the Newco a.s. acquisition (see note 2), Opta Minerals Inc. issued one million shares resulting in a non-taxable gain arising from the Company’s change in interest in Opta Minerals.

(b)  In relation to a lawsuit awarded in 2004 (note 10(a)), a charge was taken in the third quarter of 2007 for legal fees under appeal.

8.

 Supplemental cash flow information

	Three months ended		Nine months ended
	September 30, 2007 $	September 30, 2006 $	September 30, 2007 $	September 30, 2006 $
Changes in non-cash working capital:
Accounts receivable	3,575	(1,287)	(18,455)	(9,133)
Inventories	(15,087)	(3,840)	(51,343)	(11,198)
Recoveries of income taxes	-	-	1,829	1,847
Prepaid expenses and other current assets	(2,362)	(80)	(2,006)	184
Accounts payable and accrued liabilities	(3,107)	(6,414)	(4,942)	307
Customer and other deposits	(142)	(101)	(529)	(196)

	(17,123)	(11,722)	(75,446)	(18,189)
Cash paid for:
Interest	2,280	1,767	6,206	4,905
Income taxes	269	1,166	1,368	1,992

SUNOPTA INC.	15	September 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2007

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

9.       Long-term debt and banking facilities

	September 30, 2007 $	December 31, 2006 $
Term loan (a)(i)	45,000	45,000
Term loan (a)(ii)	8,000	10,000
Other long-term debt (c)	37,082	22,827

	90,082	77,827
Less: current portion	(11,089)	(8,433)
	78,993	69,394

On July 4, 2007, the Company completed the expansion of its existing credit facilities adding additional lenders to its lending syndicate.  As part of this facility expansion, the operating line of credit in the United States was increased by $30,000, as well as an increase of $20,000 in the acquisition facility available for future strategic acquisitions.  The additional operating line of credit replaces other credit facilities that were eliminated earlier in 2007.

On February 28, 2007 the Company repaid $1,890 in term debt and repaid and terminated its $20,000 asset based line of credit arrangement, both of which were secured by the assets of Cleugh’s Frozen Foods, Inc.   The assets of Cleugh’s Frozen Foods, Inc. have now been pledged as collateral under the syndicated lending agreement.

As of September 30, 2007 the syndicated lending agreement was as follows:

(a) Syndicated Lending Agreement

i)   Term loan facility:

The term loan facility is at $45,000 (December 31, 2006 - $45,000). The entire loan principal is due on maturity.  The term loan matures on December 20, 2010 and is renewable at the option of the lender and the Company.

ii)  Revolving acquisition facility:

The Company has an acquisition facility of $29,000, of which $8,000 (December 31, 2006 - $10,000) has been utilized.  The facility is payable in equal quarterly installments of the greater amount of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw.  Any remaining outstanding principal under this facility is due on October 31, 2009.

iii)  Canadian line of credit facility:

The Company has a line of credit facility in Canada with a maximum draw of Cdn $25,000 ($25,131).  At September 30, 2007, $15,583 (December 31, 2006 - $nil) of the facility was utilized including outstanding cheques plus an additional $50 (December 31, 2006 - $172) was committed through letters of credit.

iv)   US line of credit facility:

The US line of credit facility has a maximum borrowing of $60,000.  As at September 30, 2007 $54,585 (December 31, 2006 - $13,000) of this facility was utilized, however, including outstanding cheques the total bank indebtedness in US funds total $61,631.  Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime rate, or U.S. LIBOR, plus a margin based on certain financial ratios.

SUNOPTA INC.	16	September 30, 2007 10-Q

SunOpta Inc.

Condensed Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2007

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

9.       Long-term debt and banking facilities continued

All of the above facilities are collateralized by a first priority security against substantially all of the Company’s assets in Canada, the United States and Mexico with the exception of the assets of Opta Minerals and SunOpta BioProcess Inc.

(b)         Other long-term debt consists of the following:

	September 30, 2007 $	December 31, 2006 $

Opta Minerals, Inc. entered into a new banking arrangement on July 30, 2007. At that time the company paid off its existing bank indebtedness and drew Cdn $12,500 ($12,565) on its new operating facility. In addition, Opta Minerals drew Cdn $10,390 ($10,444) on its Cdn $20,000 ($20,104) acquisition line to assist with the purchase of Newco (note 2(c)). The loans have a weighted average interest rate of 5.8% (December 31, 2006 – 8.1%) and require quarterly principal payments of Cdn $572 ($575).	23,009	9,429

Promissory notes issued to former shareholders bearing a weighted average interest rate of 4.3% (December 31, 2006 - 4.7%), unsecured, due in varying instalments through 2010 with principal payments of $6,305 due in the next 12 months.	12,939	10,027

Term loans payable bearing a weighted average interest rate of 4.26% (December 31, 2006 – 7.1%) due in varying instalments through December 2009 with principal payments of $354 due in the next 12 months.	710	2,631

Capital lease obligations due monthly with a weighted average interest rate of 6.8% (December 31, 2006 – 7.9%)	424	740

	37,082	22,827

(c)         Additional Credit Facilities

Included in bank indebtedness are the lines of credit of the Company as described in 9(a) above and lines of credit of the Company’s subsidiaries as follows:

i)  Opta Minerals Inc.:

In addition to the term loan facility described above in 9(b), Opta Minerals, Inc. has a line of credit of Cdn $12,500 ($12,565).  As of September 30, 2007 Opta Minerals, Inc. has utilized $6,517 (December 31, 2006 - $7,645) of the line of credit, including letters of credit outstanding of $1,011.

These facilities have been collateralized by a priority security interest against substantially all of the Opta Minerals Inc.’s assets.

Cash on deposit with lending institutions has also been netted against borrowings under the lines of credit with the same institution.

SUNOPTA INC.	17	September 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2007

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

10.

Commitments and contingencies

(a)   One of the Company’s subsidiaries, SunRich LLC filed a claim against a supplier for failure to adhere to the terms of a contract. In 2004 Sunrich was awarded the trial judgement and in the fall of 2006, the decision of the Appellate Court confirmed this judgement. In 2006, the Company collected $2,014 in satisfaction of the judgement. The Company also has filed an appeal for the recovery of legal fees, this matter is currently outstanding with the Court.

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

11.

Segmented information

Industry segments

The Company operates in three industries divided into six operating segments:

(a) the SunOpta Food Group, processes, packages and distributes a wide range of natural, organic and specialty food products via its vertically integrated operations and is further divided into the following segments:

i)

SunOpta Grains and Foods Group is focused on vertically integrated sourcing, processing, packaging and marketing of grains and grain based ingredients and packaged products.

ii)

SunOpta Ingredients Group works closely with its customers to identity product formulation, cost and productivity issues and focuses on transforming raw materials into value-added food ingredient solutions, with a focus on insoluble fiber products.

iii)

SunOpta Fruit Group focuses on providing natural and organic fruits, vegetables and related products to the private label retail, food service and industrial markets.

iv)

SunOpta Distribution Group (formerly the SunOpta Canadian Food Distribution Group) represents the final layer of the Company’s vertically integrated natural and organic foods business model.  This group is a national natural, organic, specialty foods, health and beauty aids, vitamins, supplements and neutraceutical distribution network in Canada.

(b) Opta Minerals Inc., processes, distributes, and recycles silica free loose abrasives, industrial minerals, specialty sands and related products; and

(c) SunOpta BioProcess Inc., markets proprietary biomass pre-treatment processing technology including pre-engineering, design and laboratory services with significant applications potential in the cellulosic ethanol, food processing and pulp industries.

The Company’s assets, operations and employees are located in Canada, the United States and Mexico.

SUNOPTA INC.	18	September 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2007

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

11.

Segmented information continued

Three months ended

September 30, 2007

	SunOpta Food Group $	Opta Minerals Inc. $	SunOpta BioProcess and Corporate $	Consolidated $
External revenues by market
U.S.	116,285	14,044	88	130,417
Canada	58,071	5,127	-	63,198
Other	10,046	1,314	691	12,051

Total revenues to external customers	184,402	20,485	779	205,666

Segment Operating Income[1]	8,480	2,236	(1,691)	9,025

Other income (expense)				234

Interest expense, net				1,973

Provision for income taxes				1,751

Minority interest				439

Net earnings				5,096

The SunOpta Food Group has the following segmented reporting:
	Three months ended September 30, 2007
	SunOpta Grains and Foods $	SunOpta Ingredients $	SunOpta Fruit $	SunOpta Distribution $	SunOpta Food Group $
External revenues by market
U.S.	55,011	15,714	45,197	363	116,285
Canada	1,587	2,026	2,065	52,393	58,071
Other	8,226	502	1,318	-	10,046

Total revenues from external customers	64,824	18,242	48,580	52,756	184,402

Segment Operating Income[1]	4,204	1,735	911	1,630	8,480

 1 (Segment Operating Income is defined as earnings (loss) before other income (expense), interest expense (net), income taxes and minority interest)

SUNOPTA INC.	19	September 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

11.

Segmented information continued

Three months ended

September 30, 2006

	SunOpta Food Group $	Opta Minerals Inc. $	SunOpta BioProcess and Corporate $	Consolidated $
External revenues by market
U.S.	85,935	11,644	340	97,919
Canada	33,065	4,798	-	37,863
Other	8,003	445	1,233	9,681

Total revenues to external customers	127,003	16,887	1,573	145,463

Segment Operating Income[1]	2,625	2,020	(1,098)	3,547

Other income (expense)				(15)

Interest expense, net				1,746

Provision for income taxes				(66)

Minority interest				328

Net earnings				1,524

The SunOpta Food Group has the following segmented reporting:
	Three months ended September 30, 2006
	SunOpta Grains and Foods $	SunOpta Ingredients $	SunOpta Fruit $	SunOpta Distribution $	SunOpta Food Group $
External revenues by market
U.S.	39,929	12,435	33,523	48	85,935
Canada	91	1,786	1,974	29,214	33,065
Other	5,720	1,047	1,236	-	8,003

Total revenues from external customers	45,740	15,268	36,733	29,262	127,003

Segment Operating Income[1]	(616)	382	2,392	467	2,625

        1 (Segment Operating Income is defined as earnings (loss) before other income (expense), interest expense (net), income taxes and minority interest)

SUNOPTA INC.	20	September 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

11.   Segmented information continued

Nine months ended

September 30, 2007

	SunOpta Food Group $	Opta Minerals Inc. $	SunOpta BioProcess and Corporate $	Consolidated $
External revenues by market
U.S.	336,129	40,382	1,079	377,590
Canada	176,256	13,303	-	189,559
Other	27,543	1,657	734	29,934

Total revenues to external customers	539,928	55,342	1,813	597,083

Segment Operating Income[1]	27,825	5,744	(5,166)	28,403

Other income (expense)				(172)

Interest expense, net				5,701

Provision for income taxes				5,870

Minority interest				964

Net earnings				15,696

The SunOpta Food Group has the following segmented reporting:
	Nine months ended September 30, 2007
	SunOpta Grains and Foods $	SunOpta Ingredients $	SunOpta Fruit $	SunOpta Distribution $	SunOpta Food Group $
External revenues by market
U.S.	152,585	46,609	135,992	943	336,129
Canada	5,884	6,251	6,806	157,315	176,256
Other	23,564	1,855	2,124	-	27,543

Total revenues from external customers	182,033	54,715	144,922	158,258	539,928

Segment Operating Income[1]	11,608	4,726	5,320	6,171	27,825

 1 (Segment Operating Income is defined as earnings (loss) before other income (expense), interest expense (net), income taxes and minority interest)

SUNOPTA INC.	21	September 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

11.   Segmented information continued

       Nine months ended

September 30, 2006

	SunOpta Food Group $	Opta Minerals Inc. $	SunOpta BioProcess and Corporate $	Consolidated $
External revenues by market
U.S.	252,761	32,191	340	285,292
Canada	102,582	15,242	15	117,839
Other	28,218	759	2,412	31,389

Total revenues to external customers	383,561	48,192	2,767	434,520

Segment Operating Income[1]	17,622	5,414	(4,686)	18,350

Other income (expense)				(294)

Interest expense, net				4,893

Provision for income taxes				3,424

Minority interest				860

Net earnings				8,879

The SunOpta Food Group has the following segmented reporting:
	Nine months ended September 30, 2006
	SunOpta Grains and Foods $	SunOpta Ingredients $	SunOpta Fruit $	SunOpta Distribution $	SunOpta Food Group $
External revenues by market
U.S.	113,201	38,835	100,575	150	252,761
Canada	2,262	4,668	4,836	90,816	102,582
Other	19,293	7,016	1,909	-	28,218

Total revenues from external customers	134,756	50,519	107,320	90,966	383,561

Segment Operating Income[1]	3,450	3,862	6,762	3,548	17,622

 1 (Segment Operating Income is defined as earnings (loss) before other income (expense), interest expense (net), income taxes and minority interest)

12.

Proforma data (unaudited)

Condensed proforma income statement, as if the acquisitions completed in 2006 and 2007 had occurred at the beginning of 2006, is as follows:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	$	$	$	$

Revenue	206,004	169,902	607,568	515,941
Net earnings	5,128	2,015	16,225	10,457

EPS - Basic	0.08	0.04	0.26	0.18
EPS – Diluted	0.08	0.03	0.26	0.18

SUNOPTA INC.	22	September 30, 2007 10-Q

SunOpta Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2006

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

13.     Cash and cash equivalents

Included in cash and cash equivalents is $27,941 of cash relating to SunOpta BioProcess Inc. (SBI) that was raised as a result of the preferred share issuance (Note 3).  These funds are specific to SBI and will be used for the continued development of biomass conversion technologies and to build and operate commercial scale facilities for the conversion of cellulosic biomass to ethanol.  Included in cash and cash equivalents is $3,999 of cash relating to Opta Minerals, these funds are specific to Opta Minerals. These funds cannot be used for SunOpta general corporate purposes.

14.      Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, ''Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109’’ (''FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ''Accounting for Income Taxes’’ (''SFAS 109’’). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. SunOpta adopted the provisions of FIN 48 on January 1, 2007. The Company has included the impact of FIN 48 in its results of operations and financial position, as at the beginning of this fiscal year.

15.

 Comparative Balances

The comparative balances for Intangible Amortization have been reclassified from Selling, General and Administrative expenses to conform to the current quarter and year-to-date presentation.

SUNOPTA INC.	23	September 30, 2007 10-Q

PART I - FINANCIAL INFORMATION

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Bank Facility Expansion

On July 30, 2007, in conjunction with the acquisition of Newco a.s., as noted below, Opta Minerals, a subsidiary of the Company, refinanced its credit facilities, adding approximately Cdn $16,500,000 in new available financing. Total credit facilities include an operating line of credit in the amount of Cdn $12,500,000; a term loan facility in the amount of Cdn $12,500,000 and an acquisition facility in the amount of Cdn $20,000,000.

On July 4, 2007, the Company completed the expansion of existing credit facilities adding two international banks to the lending syndicate.  As part of this facility expansion, the Company increased its operating line of credit in the United States by $30,000,000 and added a $20,000,000 acquisition facility available for future strategic acquisitions and capital investments.  The additional operating line replaces other credit facilities that were eliminated earlier in 2007.

Preferred Shares of SunOpta BioProcess Inc.

On June 8, 2007, the Company completed a private placement for a minority position in SunOpta BioProcess Inc., formerly the SunOpta BioProcess Group. In aggregate, SunOpta raised US$30,000,000 before related placement costs through the issuance of non-dividend bearing, convertible preferred shares of SunOpta BioProcess Inc.

The preferred shares entitle holders to one vote per share, are non-dividend bearing, redeemable in specified circumstances and convertible into common shares of SunOpta BioProcess Inc. on a one for one basis (subject to customary anti-dilution adjustments). Investors in the private placement were also issued warrants to purchase 648,300 common shares of SunOpta Inc. at any time for a period of six months following closing, at an exercise price of US$11.57 per share.  The net proceeds of $27,880,000 will be used for commercialization of SunOpta BioProcess’ patented technology used to convert cellulosic biomass to ethanol.

Business Acquisitions

Newco a.s.

On July 30, 2007, Opta Minerals Inc., a subsidiary of the Company, acquired 100% of the outstanding common shares of Newco a.s. ("Newco") of Kosice, Slovakia.  The acquisition included consideration of $12,965,000.  Consideration included cash and acquisition costs net of cash acquired of $6,204,000, one million common shares of Opta Minerals Inc. fair valued at $3,344,000, notes payable of $2,662,000 due in February 2008 at face value and other consideration valued at $755,000.  No additional consideration is payable under the agreement.  The intangibles consisting of a customer relationship acquired in this acquisition are not deductible for tax purposes and are being amortized over 23 years.

Newco operates a production facility in Kosice, Slovakia.  This company employs approximately 22 people and maintains a very high level of customer specific technical service.  The addition of Newco further increases Opta’s position in the industrial minerals business and further expands its current position as a key service provider to the steel industry.

The acquisition expands Opta’s business capabilities into Europe and complements existing operations which supply a wide range of desulphurization products in both the United States and Canada from operations in Indiana and Ontario.

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

SUNOPTA INC.	24	September 30, 2007 10-Q

Del Rio operates a fruit processing facility in Irapuato, Mexico. The high quality facility processes strawberries, peaches, mangos, bananas, pineapples, honeydew melons and other fruits, into individually-quick frozen, block frozen and purees for the food service, industrial and retail markets. Under the terms of the agreement, SunOpta purchased all of the net operating assets, including working capital, equipment, land and building. Global, the U.S.-based marketing agent for Del Rio located in Greenville, South Carolina, markets the fruits processed at Del Rio. Global's offices include executive management, sales, customer service and accounting support. The acquisitions of Del Rio and Global provide additional capacity plus other synergistic opportunities to the SunOpta Fruit Group. In addition, the acquisition completes the Group's vertically integrated model for other fruit varieties, noted above, and expands its core production capabilities.

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

Public Offering

On February 13, 2007, the Company completed its previously announced public offering of common shares. As the underwriters of the offering exercised their over-allotment option in full upon closing, a total of 5,175,000 common shares were issued to the public at a price of US$10.40 per share for aggregate gross proceeds of $53,820,000 or $51,882,000 net of costs.

The net proceeds of the offering were used to repay outstanding bank indebtedness and certain term debts and to fund internal expansion projects and working capital requirements.

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

In this regard, the Company entered into a five year exclusive supply agreement with Baby's Best Infant Food Ingredients S.A.("Baby’s Best"), a producer of organic and natural purees and concentrates in Mendoza, Argentina.  Under the terms of the agreement, the Company provided a loan of $850,000, of which $814,000 is outstanding as at September 30, 2007, to enable Baby's Best to expand production, in turn receiving an option to purchase Baby’s Best at a predetermined price in March 2009.

The Company also entered into a three year exclusive organic supply agreement with a leading processor of organic and natural frozen fruits in Chile. Under the terms of the agreement SunOpta financed a capital expansion for $800,000, of which $698,000 is outstanding as at September 30, 2007, to further develop growth in critical organic fruit supply.

Working Capital

The Company’s working capital, excluding SBI’s cash, increased to $127,000,000 during the first nine months of the year versus $80,000,000 at December 31, 2006. A number of business factors have driven this increase including the rapid growth in inventory in the Company’s global sourcing programs which often requires payment for raw materials in advance of shipping to North America, a significant increase in strawberry and other fruits to support growth in the business, the rapid increase in the costs of certain grains and fruits due to market pricing conditions, significant appreciation of the Canadian dollar against the U.S dollar and changes in the number of days certain products remain in hold for quality testing within the SunOpta Fruit Group.  In addition, traditional farmer payments which normally straddle the year-end were significantly higher in 2007 due to increased volumes and higher commodity prices for corn and soybeans.

SUNOPTA INC.	25	September 30, 2007 10-Q

Operations for the Three Months ended September 30, 2007 Compared With the Three Months Ended September 30, 2006

Consolidated

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue
SunOpta Food Group	184,402,000	127,003,000	57,399,000	45.2%
Opta Minerals	20,485,000	16,887,000	3,598,000	21.3%
SunOpta BioProcess	779,000	1,573,000	(794,000)	-50.5%
Total Revenue	205,666,000	145,463,000	60,203,000	41.4%

Operating Income[1]
SunOpta Food Group	8,480,000	2,625,000	5,855,000	223.0%
Opta Minerals	2,236,000	2,020,000	216,000	10.7%
SunOpta BioProcess & Corporate	(1,691,000)	(1,098,000)	(593,000)	54.0%
Total Operating Income	9,025,000	3,547,000	5,478,000	154.4%

Other Income (Expense), net	234,000	(15,000)	249,000	1660.0%
Interest Expense	1,973,000	1,746,000	227,000	13.0%
Income Tax Provision (Recovery)	1,751,000	(66,000)	1,817,000	2753.0%
Minority Interest	439,000	328,000	111,000	33.8%
Net earnings	5,096,000	1,524,000	3,572,000	234.4%

1  (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues in the three months ending September 30, 2007 increased by 41.4% to $205,666,000 based on internal growth of 21.5% and acquisition revenues of $23,872,000.  Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year.  The majority of the growth came from the SunOpta Food Group with both acquisition and internal growth contributing to the increase.

Operating income increased to $9,025,000, representing an increase of 154.4% versus the three months ended September 30, 2006. Growth in operating income was attributed to the continued strength within the SunOpta Grains and Foods Group which realized strong sales of non-GMO (genetically modified organism) and organic grains and grain based ingredients, increased sales of aseptic and extended shelf life (ESL) packaged products and a strong rebound from prior year's sunflower crop issues.  SunOpta Ingredients and SunOpta Distribution operations also experienced strong operating income growth from prior year. These gains were offset by decreased operating income within the SunOpta Fruit Group due to operational issues as the Group continues to invest in operational improvements and expanded capacity within its healthy fruit snack operations.  Improved operating income was also partially attributed to increases in Opta Minerals Inc. from prior and current year acquisitions.  Strong growth from the SunOpta Food Group and Opta Minerals were offset by decreased operating income within SunOpta BioProcess Inc. and Corporate.  Further details on revenue and operating income are provided below by operating group.

Interest expense increased by 13.0% to $1,973,000 for the three months ended September 30, 2007 due to an increase in average long-term debt and operating lines of approximately $43,000,000. The increase in debt is primarily related to acquisitions completed during the last quarter of 2006 and the first nine months of 2007, plus increases in working capital, to support future internal growth.

Other expense for the quarter ending September 30, 2007 of $234,000 includes a dilution gain related to the issuance of Opta Minerals common stock on the acquisition of Newco of $793,000, offset by the write off of legal fees recoverable of $506,000 and other items totalling $53,000.

The income tax rate for the three months ended September 30, 2007 was approximately 24.0%.  The provision for income taxes in the three months ended September 30, 2007 is slightly lower than the year to date rate due to the non-taxable dilution gain recognized in the period.  The Company expects that the full year income tax rate for 2007 will be between 26% and 28% on an annual basis.

SUNOPTA INC.	26	September 30, 2007 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:

For the three month period ending

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue
SunOpta Grains and Foods	64,824,000	45,740,000	19,084,000	41.7%
SunOpta Ingredients	18,242,000	15,268,000	2,974,000	19.5%
SunOpta Fruit	48,580,000	36,733,000	11,847,000	32.3%
SunOpta Distribution	52,756,000	29,262,000	23,494,000	80.3%
Food Group Revenue	184,402,000	127,003,000	57,399,000	45.2%

Segment Operating Income[1]
SunOpta Grains and Foods	4,204,000	(616,000)	4,820,000	-782.5%
SunOpta Ingredients	1,735,000	382,000	1,353,000	354.2%
SunOpta Fruit	911,000	2,392,000	(1,481,000)	-61.9%
SunOpta Distribution	1,630,000	467,000	1,163,000	249.0%
Food Group Operating Income	8,480,000	2,625,000	5,855,000	223.0%
Segment Operating Margin	4.6%	2.1%

1  (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Food Group contributed $184,402,000 or 89.7% of total Company consolidated revenues in the three months ended September 30, 2007 versus 87.3% in the same period in 2006.  The increase of 45.2% in SunOpta Food Group reflects very strong sales growth from the SunOpta Grains and Foods Group due to the strong grains and grain based ingredient revenues, including the impact of higher commodity prices, plus increased sales of aseptic and ESL packaged beverage products.  Revenue growth can also be attributed to the SunOpta Distribution Group and the SunOpta Fruit Group due to  internal growth and acquisitions.

Segment operating income in the SunOpta Food Group increased by 223% to $8,480,000, despite the impact of $1,657,000 in higher corporate costs allocations compared to the prior year.  The increase in segment operating income reflects improved operating results of $4,820,000 in the SunOpta Grains and Foods Group due to increased revenues noted above, as well as the turnaround in the Group’s sunflower business. The sunflower business had net gross margin losses of $2,100,000 in the third quarter of 2006 which included inventory write downs. The SunOpta Ingredients Group contributed $1,353,000 of improved segment operating income due to higher volumes of oat and soy fiber and dairy blending products. The SunOpta Distribution Group improved segment operating income by $1,163,000 due primarily to higher natural and organic grocery volumes and the impact of ongoing margin improvement initiatives. This was offset by a decline of $1,481,000 in the SunOpta Fruit Group segment operating income as the Group continued to invest in operational improvements and expanded capacity.

SUNOPTA INC.	27	September 30, 2007 10-Q

Grains and Foods Group

For the three month period ending

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue	64,824,000	45,740,000	19,084,000	41.7%
Gross Margin	8,045,000	2,209,000	5,836,000	264.2%
Gross Margin %	12.4%	4.8%		7.6%
Segment Operating Income[1] (loss)	4,204,000	(616,000)	4,820,000	782.5%
Segment Operating Margin %[2]	6.5%	-1.3%		7.8%

1 (Segment Operating Income (loss) is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Segment Operating Margin is operating income1 as a percentage of revenue)

The SunOpta Grains and Foods Group contributed $64,824,000 in revenues during the third quarter, a $19,084,000 or 41.7% increase over the same quarter in the previous year.  This increase was attributed entirely to internal growth.  The Group realized significant revenue increases related to higher demand and prices for non-GMO and organic grains and grains based food ingredients totaling $10,269,000. Higher volumes relating to the new extended shelf life (ESL) and aseptic soy beverage product contracts awarded in 2006 contributed $5,331,000 of the revenue growth.  Sunflower products sales were $3,165,000 higher than last year due to the strong shipments of high oleic kernels, bird food and inshell products.  Roasted products and snack foods increased $319,000, due primarily to the timing of revenues from last quarter.

Gross margin in the Grains and Foods Group increased by $5,836,000 to $8,045,000 in the three months ended September 30, 2007. Gross margin as a percentage of revenues was favorable compared to the prior year quarter by 7.6% to 12.4%. In 2006, the Group realized gross margin losses of $2.1 million related to the sunflower business. Net of this loss, gross margins as a percent of sales increased 3% year over year.  Price increases and plant efficiencies along with a strong rebound from prior year's crop issues have increased sunflower gross margins by $3,597,000. Higher volumes and commodity prices of grains and ingredient products resulted in increased gross margins of $1,826,000. As well, a net increase of $413,000 in gross margin relates to higher aseptic and ESL soymilk volumes as well as roasted products margin rates.

The increase in segment operating income of $4,820,000 to $4,204,000 reflects the increase in gross margins noted above, offset by an increase in corporate allocated costs of $600,000 and a net increase of $340,000 related to selling, general and administrative expense (SG&A). The increase in SG&A was attributed to increased staffing levels to support business growth and higher variable SG&A associated with our higher sales volumes.  Foreign exchange losses in the third quarter were higher than the prior year by $76,000, due to losses related to certain Euro foreign exchange contracts.

Looking forward, we expect the rebound in our sunflower business to continue to generate improved margins throughout 2007.  The crop conditions in general are fair to good in most of the SunOpta Grains and Foods Group growing regions.  We expect to increase our participation in the specialty oils market and continue to pursue and expand the aseptic and ESL soy beverage business.  The long term expectation for this Group is a to maintain segment operating margin between 6% to 8% based on a profitable sunflower business and improved product mix, facility utilization and cost control.

SunOpta Ingredients Group

For the three month period ending

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue	18,242,000	15,268,000	2,974,000	19.5%
Gross Margin	3,785,000	1,730,000	2,055,000	118.8%
Gross Margin %	20.7%	11.3%		9.4%
Segment Operating Income[1]	1,735,000	382,000	1,353,000	354.2%
Segment Operating Margin %[2]	9.5%	2.5%		7.0%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Segment Operating Margin is operating income1 as a percentage of revenue)

SUNOPTA INC.	28	September 30, 2007 10-Q

The SunOpta Ingredients Group contributed revenues of $18,242,000 in the third quarter of 2007 as compared to $15,268,000 in 2006, a 19.5% increase.  The increase is attributable to higher sales volumes of oat and soy fiber of $1,617,000, higher dairy blending and ingredient volumes of $1,077,000, an increase in contract manufacturing of $179,000, and a net increase of $101,000 related to other ingredient and blending operations.

In the quarter, gross margin in the SunOpta Ingredients Group increased by $2,055,000 and the margin rate increased by 9.4% to 20.7% of revenue.   The increase in margin is primarily attributable to higher volumes and processing efficiencies of oat and soy fiber totalling $1,117,000, margin on dairy blending and ingredient products of $326,000 and an increase in contract manufacturing margins of $307,000.  It should be noted that during the third quarter of 2006 the Group had a number of plant efficiency issues related to the rapid growth of soy fiber which was a new product line during the year.  The remaining $305,000 of net margin growth was attributed to a net increase in soy, specialty processing and other ingredient products.

The increase in segment operating income of $1,353,000 to $1,735,000 reflects the increase in gross margins noted above; offset by higher SG&A costs due to additional headcount related to the improvement of plant efficiencies of $502,000 and increased corporate cost allocations of $200,000.

The SunOpta Ingredients Group will continue to focus on growing its fiber portfolio and customer base moving forward.  Recent and planned price increases and continued process and efficiency improvement initiatives are expected to improve margins with our various fiber and contract manufacturing solutions. The Group expects to continue to expand capacity through capital investment projects or acquisition.  The Group continues to focus on product innovation and development of both soluble and non-soluble fiber applications as well as contract manufacturing where acceptable margins can be realized.  The Group's objective is to grow the segment operating income percentage to 10% to 12% of revenues through selective pricing strategies, growth of higher margin products, increased capacity utilization and cost reduction programs.

SunOpta Fruit Group

For the three month period ending

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue	48,580,000	36,733,000	11,847,000	32.3%
Gross Margin	6,639,000	5,928,000	711,000	12.0%
Gross Margin %	13.7%	16.1%		-2.4%
Segment Operating Income[1]	911,000	2,392,000	(1,481,000)	-61.9%
Segment Operating Margin %[2]	1.9%	6.5%		-4.6%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Segment Operating Margin is as a percentage of revenue)

The SunOpta Fruit Group contributed revenue of $48,580,000 in the third quarter of 2007 as compared to $36,733,000 in 2006, a 32.3% increase. Internal growth within the Group was 18.1% in the quarter.  Increased sales of individually quick frozen (IQF) fruits and frozen strawberries accounted for $1,369,000 of the increased revenue. This increase was primarily driven by strong sales of organic IQF fruits to the private label retail market and strawberry sales to the food service market. The acquisitions of Congeladora del Rio S.A. de C.V (Del Rio), Global Trading Inc (Global), Baja California Congelados, S.A. de C.V. (BCC) in May 2007 and the Hess Food Group (Hess) in November 2006 accounted for increased revenue of $5,406,000. Increased volumes related to healthy fruit snacks contributed $2,322,000 of increased revenue due to new private label programs and expanded product offerings. The continued strength of global sourcing operations contributed $2,409,000, mainly from sales to private label retail customers and bulk organic industrial sales.  The continued demand for the Group’s fruit toppings and organic fruit bases contributed $341,000 of the increased revenue.

SUNOPTA INC.	29	September 30, 2007 10-Q

Gross margins in the SunOpta Fruit Group increased by $711,000 in the three months ended September 30, 2007 to $6,639,000 or 13.7% of revenue, as compared to 16.1% in 2006. The acquisitions of Del Rio, Global, BCC and Hess accounted for increased gross margin of $1,122,000. Margins in Mexico were partially impacted by the unusual peach freeze experienced earlier in the year. The global sourcing operations contributed $299,000 to the increase in margin, largely as a result of the increase in volume. An increase of $99,000 was attributable to our IQF fruits and frozen strawberries operations due to higher sales volumes. However, gross margin rates within this business fell to 9.3% from 12.4% due to higher labour costs including temp labour, product mix and plant efficiencies.  Gross margin declined in our fruit base and topping operations by $314,000 as a result of timing of passing through higher raw material costs and higher labour costs, driven by the increased volume of toppings for the food service industry. The Group is in the process of commissioning an automated topping line that will reduce the production cost per pound and increase production capacity. The SunOpta Fruit Group snack business had significantly reduced gross margins rates due to plant efficiency and other operational issues associated with the commissioning of the new bar forming equipment. These installations also impaired the ability to price certain customers until production capacity could catch up to customer demand. The SunOpta Fruit Group continued to invest in the expansion and commissioning of new equipment and manufacturing processes of healthy fruit snacks.  This investment is positioning the Group as a leader in the growing healthy fruit snacks market. Overall on $2,409,000 in higher sales volumes within the fruit snack business, gross margins declined $495,000 as a result of these issues.

Segment operating income in the SunOpta Fruit Group declined by $1,481,000 in the three months ended September 30, 2007, to $911,000.  SG&A in the SunOpta Fruit Group increased $1,041,000 due to an increase in additional headcount plus noted acquisitions.  The increase was required to support the rapid growth in operations, quality control resources to ensure product quality and safety, additional travel required for integration activities and commissions on additional revenues. Of the increase, $547,000 is specific to the acquisitions noted above.  In addition, corporate cost allocations increased by $522,000. The decline in segment operating income is attributable to the investment in healthy fruit snacks, the temporary increase in the cost of producing fruit toppings, an investment increase in resources required to support the Group’s growth and incremental FX losses of $82,000, partially offset by margin on incremental revenue.

The SunOpta Fruit Group remains focused on improving operating margins within the healthy fruit snacks operations to historical levels through a combination of equipment automation, improved manufacturing processes and selective pricing and product mix.  The healthy fruit snacks operations has struggled in the first nine months of the year due to the rapid increase in organic apple prices, plant inefficiencies related to increased volumes and investment in operating costs to expand the operations, capacity and capabilities. Overall the fruit snack business has impaired the Group’s segment operating income by approximately $840,000 in the quarter. The Group is currently in the process of launching a number of innovative new healthy products as a result of the expanded capabilities and is expected to realize a $2 million operating earnings turnaround in 2008.

The SunOpta Fruit Group will continue to assess all products, customers and markets to identify pricing or cost efficiency opportunities. In addition, the Group will continue to support expansion of global sourcing capabilities, internal processing capabilities and expanded niche product portfolio in industrial, food service and private label markets.  Segment operating margins are targeted at 8% to 10%, and we believe this can be attained through a combination of strategic pricing, operational efficiency through automation and integration and procurement optimization.

SunOpta Distribution Group

For the three month period ending

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue	52,756,000	29,262,000	23,494,000	80.3%
Gross Margin	14,902,000	7,384,000	7,518,000	101.8%
Gross Margin %	28.2%	25.2%		3.0%
Segment Operating Income (loss)[1]	1,630,000	467,000	1,163,000	249.0%
Segment Operating Margin %[2]	3.1%	1.6%		1.5%

1 (Segment Operating Income (loss) is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Segment Operating Margin is operating income1 as a percentage of revenue)

SUNOPTA INC.	30	September 30, 2007 10-Q

The SunOpta Distribution Group contributed revenues of $52,756,000 in the third quarter of 2007, an increase of $23,494,000 or 80.3% over the prior year.  Internal growth excluding the impact of acquired companies within the Group was 15.6%.  An increase of $19,986,000 was due to the acquisitions of Purity Life Health Products (Purity), Quest Vitamins (Quest) and Aux Mille et une Saisons Inc. (Aux Mille).  Revenues were favourably impacted by an increase in grocery and retail sales of $3,734,000 primarily due to strong sales in Western Canada and an increase in natural and organic product lines in eastern Canada.  Strength in the western Canadian produce market was offset by the rationalization of certain produce customers in eastern Canada and Quebec for a net decrease of $226,000.

Gross margin in the SunOpta Distribution Group increased by $7,518,000 in the three months ended September 30, 2007 to $14,902,000 or 28.2% of revenues.  The increase in the gross margin rate of 3.0% was primarily attributable to higher margins associated with the acquired businesses and improvements in base business operations.  Gross profit increased by $6,261,000 due to the acquisitions of Purity, Quest and Aux Mille, higher margins of $785,000 were realized within grocery operations and favourable margins of $472,000 were realized from produce operations due to rationalization of certain customers in eastern Canada and Quebec.

Combined SG&A, warehousing and distribution (W&D) costs increased by $6,465,000 to $13,376,000 as compared to the same quarter in the previous year.  As a percentage of revenues, SG&A and W&D have increased to 25.4% of revenues versus 23.6% in the comparative period.  SG&A and W&D related to the acquisitions totalled $5,885,000, or 27.5% of revenue and reflects the requirement for additional marketing and promotion funds within their product lines as many of the acquired products are SunOpta owned brands.  The remaining increase includes the allocation of incremental corporate costs totalling $335,000 plus other increases of $45,000 related mainly to the increase in volume freight costs due to product mix (frozen).

The increase in segment operating income of 249% or $1,163,000 to $1,630,000 reflects the noted increase in gross margins of $7,518,000 offset by increased costs of $6,465,000 related to W&D and SG&A.  The remaining positive variance of $110,000 is attributable to foreign exchange gains realized in the quarter.

The SunOpta Distribution Group continues to focus on growing its customer base and an expected savings and efficiencies from the western warehouse expansion completed in the fourth quarter, integration of 2006 acquisitions, expansion of exclusive brands, reduced spoilage and other savings including operating efficiency improvements expected by the new food distribution enterprise software implemented during the quarter.

Opta Minerals Inc.

For the three month period ending

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue	20,485,000	16,887,000	3,598,000	21.3%
Gross Margin	5,138,000	4,555,000	583,000	12.8%
Gross Margin %	25.1%	27.0%		-1.9%
Segment Operating Income[1]	2,236,000	2,020,000	216,000	10.7%
Segment Operating Margin %[2]	10.9%	12.0%		-1.1%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Segment Operating Margin is operating income1 as a percentage of revenue)

Opta Minerals contributed $20,485,000 or 10.0% of total Company consolidated revenues in the third quarter of 2007, versus $16,887,000 or 11.6% in 2006. Opta Minerals revenue increased by $3,024,000 due to the net impact of the acquisitions of Bimac, Inc., the Laval production facility and Newco a.s. during the current quarter. The remaining increase of $574,000 is due to improved sales volumes throughout the Group’s other facilities.

Gross margins were $5,138,000 in the three months ended September 30, 2007 versus $4,555,000 in the three months ended September 30, 2006. The positive variance of $1,165,000 was due in most part to the acquisitions noted above.  This was offset by a margin decline of $582,000 in the base business due to weakness during the quarter on higher margin foundry, abrasive and steel products in both the Canadian and US operations, driven in part by the rapid increase in the value of the Canadian dollar and customer mix in the U.S.

SUNOPTA INC.	31	September 30, 2007 10-Q

The increase in segment operating income of $216,000 to $2,236,000 reflects the noted increase in gross margins of $583,000 offset by net increase in SG&A of $454,000.  Included in the increased SG&A are intangible amortization costs attributed to the acquisition of Bimac, the Laval facility and Newco a.s. totalling $336,000. A bad debt write-off of $102,000 also occurred within the quarter plus other increases of $16,000.  The remaining positive segment operating income variance of $87,000 is attributable to a foreign exchange gain realized in the quarter.

The target segment operating margin for this Group is 12.0% based on leverage of SG&A costs through further internal and acquisition growth, strategic pricing and a focus on excess capacity utilization. Note: since SunOpta owns 66.6% of Opta Minerals, segment operating income is presented prior to minority interest expense.

SunOpta BioProcess and Corporate

For the three month period ending

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue	779,000	1,573,000	(794,000)	-50.5%
Gross Margin	(650,000)	886,000	(1,536,000)	-173.4%
Gross Margin %	-83.4%	56.3%		-139.8%
Segment Operating Income[1]	(1,691,000)	(1,098,000)	(593,000)	54.0%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues were $779,000 for the three months ended September 30, 2007 versus $1,573,000 in the same period in 2006.  Revenues in the quarter were derived from the percentage of completion on equipment supply contracts in the BioProcess business whereas in the prior year the quarterly revenue was attributed to the sale of a cellulosic ethanol pilot plant and equipment contract revenue.

Gross margin in SunOpta BioProcess was negative $650,000 in the three months ended September 30, 2007 versus a positive margin of $886,000 in the prior year.  The negative margin in the quarter reflects costs associated with incremental material costs on projects, additional project costs due to scope changes, and certification costs that are not reimbursable by the client. The strong margin in the prior year reflects the sale of a cellulosic ethanol pilot plant.

Selling, general and administrative expenses were $1,401,000 for the third quarter of 2007 as compared to $1,882,000 for the same period in 2006. The increase was as a result of an increase of $1,010,000 related to additional personnel to support development activities within the BioProcess Group, additional personnel in the corporate office as new functions (logistics and human resources) were added to the corporate management team, plus additional positions within the shared services group as more operations are brought onto the Oracle operating platform. Incremental costs of $166,000 were incurred primarily related to higher public company costs. Offsetting the increases noted are additional management fee allocations of $1,657,000. The increases noted above include the impact of the increase in the Canadian dollar on Canadian denominated expenses.

Operating losses of $1,691,000 increased by $593,000 from the same quarter in the previous year.  The incremental loss was due primarily to the factors noted above in gross margin and selling, general and administrative expenses offset by an increase of $462,000 in foreign exchange gains realized in the quarter.   The foreign exchange gain realized in the third quarter in the prior year was attributed to the increased value of the corporate Canadian denominated assets reported in U.S. dollars.

SunOpta BioProcess Inc. continues to work toward completing current proprietary pre-treatment and fiber preparation equipment projects and is pursuing a number of cellulosic ethanol projects in both North America and around the world.  With the increasing interest in cellulosic ethanol due to raw material supply and cost issues in traditional ethanol markets, the Company has increased development and commercial activities and continues to responsibly invest in personnel and technological advances essential to execute on the potential of this market.

SUNOPTA INC.	32	September 30, 2007 10-Q

Operations for the Nine Months ended September 30, 2007 Compared With the Nine Months Ended September 30, 2006

Consolidated

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue
SunOpta Food Group	539,928,000	383,561,000	156,367,000	40.8%
Opta Minerals	55,342,000	48,192,000	7,150,000	14.8%
SunOpta BioProcess	1,813,000	2,767,000	(954,000)	-34.5%
Total Revenue	597,083,000	434,520,000	162,563,000	37.4%

Operating Income[1]
SunOpta Food Group	27,825,000	17,622,000	10,203,000	57.9%
Opta Minerals	5,744,000	5,414,000	330,000	6.1%
SunOpta BioProcess & Corporate	(5,166,000)	(4,686,000)	(480,000)	10.2%
Total Operating Income	28,403,000	18,350,000	10,053,000	54.8%

Other Income (Expense), net	(172,000)	(294,000)	122,000	-41.5%
Interest Expense	5,701,000	4,893,000	808,000	16.5%
Income Tax Provision	5,870,000	3,424,000	2,446,000	71.4%
Minority Interest	964,000	860,000	104,000	12.1%
Net earnings	15,696,000	8,879,000	6,817,000	76.8%

1 (Operating Income is defined as earnings before other expense (income), interest expense, (net), income taxes and minority interest)

Revenues in the nine months ending September 30, 2007 increased by 37.4% to $597,083,000 based on consolidated internal growth of 18.0% and acquisition revenues of $71,755,000.  Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year.  Revenue growth continues to be driven by the SunOpta Food Group, primarily from internal growth year to date of 21.4% and the impact of acquisitions in the SunOpta Fruit Group and SunOpta Distribution Group.

Operating income increased by $10,053,000, representing an increase of 54.8% versus the nine months ended September 30, 2006. Growth in operating income was mainly attributable to improvements from the SunOpta Food Group, due primarily to strong demand for non-GMO and organic grains and grain based ingredients, packaged soy beverages and the continued strength and turnaround of the sunflower business within the SunOpta Grains and Foods Group. In addition, the SunOpta Distribution Group recorded strong operating income growth due to a combination of strong internal growth, operational improvements and the impact of acquisitions completed in 2006. Please note that segmented operating income reflects an increase in allocated costs from Corporate to the SunOpta Food Group of $4,152,000 for increased information technology services as well as back office functions provided to divisions using the Oracle ERP system. Further details on revenue and operating income, including the impact of the corporate cost allocations are provided by operating group below.

Interest expense increased by 16.5% to $5,701,000 for the nine months ended September, 2007 due to increased average long-term debt and operating lines of approximately $44,000,000. The increase in debt is primarily related to acquisitions completed during 2006 and the first nine months in 2007, and to fund working capital required to support internal growth within the various operating groups.

Other expense for the nine months ending September 30, 2007 of $172,000 includes the dilution gain related to the issuance of Opta Minerals common stock on the acquisition of Newco, offset by certain legal fees and certain restructuring costs incurred during the first half of 2007.

The income tax rate for the first nine months of 2007 was approximately 26% and is consistent with the first nine months of 2006. The Company expects that the full year income tax rate for 2007 will be between 26% and 29%.

SUNOPTA INC.	33	September 30, 2007 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue
SunOpta Grains and Foods	182,033,000	134,756,000	47,277,000	35.1%
SunOpta Ingredients	54,715,000	50,519,000	4,196,000	8.3%
SunOpta Fruit	144,922,000	107,320,000	37,602,000	35.0%
SunOpta Distribution	158,258,000	90,966,000	67,292,000	74.0%
Food Group Revenue	539,928,000	383,561,000	156,367,000	40.8%

Segment Operating Income[1]
SunOpta Grains and Foods	11,608,000	3,450,000	8,158,000	236.4%
SunOpta Ingredients	4,726,000	3,862,000	864,000	22.4%
SunOpta Fruit	5,320,000	6,762,000	(1,442,000)	-21.3%
SunOpta Distribution	6,171,000	3,548,000	2,623,000	73.9%
Food Group Operating Income	27,825,000	17,622,000	10,203,000	57.9%
Segment Operating Margin	5.2%	4.6%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Food Group contributed $539,928,000 or 90.4% of total Company consolidated revenues in the first nine months ended September 30, 2007 versus 88.3% in the same period in 2006.  The increase of 40.8% in SunOpta Food Group reflects favourable sales including internal growth of 21.4% from the food business. The SunOpta Grains and Foods Group continues to experience strong results associated with strong demand for non-GMO and organic grains and grain based ingredients, aseptic and ESL packaged products and improved demand for sunflower products. The SunOpta Distribution Group realized very strong results due to improving natural and organic grocery sales and the impact of 2006 acquisitions.  As well, revenue growth in the SunOpta Fruit Group was driven by strong internal growth and acquisitions completed in 2006 and 2007.

Segment operating income in the SunOpta Food Group increased by 57.9% to $27,825,000, despite the impact of $4,152,000 in corporate costs allocations.  The increase in operating income reflects improved operating results of $8,158,000 in the SunOpta Grains and Foods Group due to strong demand for grains based products as well as the continued turnaround in the sunflower business. The SunOpta Distribution Group improved operating income by $2,623,000 due to the impact of acquisitions and strength in natural and organic grocery sales. The SunOpta Ingredients Group realized increased operating margins of $864,000 due to improved margins as a result of higher volumes of higher margin oat and soy fiber, dairy blends and processing improvements.  Offsetting these increases were $1,442,000 in lowered operating income within the SunOpta Fruit Group as the Group invested in operational improvements and expanded capacity with its healthy fruit snack business.

SunOpta Grains and Foods Group

For the nine month period ending

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue	182,033,000	134,756,000	47,277,000	35.1%
Gross Margin	22,312,000	11,998,000	10,314,000	86.0%
Gross Margin	12.3%	8.9%		3.4%
Segment Operating Income[1]	11,608,000	3,450,000	8,158,000	236.4%
Segment Operating Margin %[2]	6.4%	2.6%		3.8%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Segment Operating Margin is operating income1 as a percentage of revenue)

SUNOPTA INC.	34	September 30, 2007 10-Q

The SunOpta Grains and Foods Group contributed $182,033,000 in revenues in the first nine months, an increase of $47,277,000 or a 35.1% increase over the same period in the previous year.  This increase was attributable entirely to internal growth.  The Group realized significant revenue increases of $22,466,000 due to higher demand and commodity prices for non-GMO and organic grains and grains based food ingredients. Revenues were also favorably impacted by a $16,603,000 increase in soymilk based product sales due to new ESL contracts and improved aseptic volumes. Sunflower products sales contributed $8,278,000 of increased revenue due to higher pricing, volumes and product mix.  Offsetting the increases above were decreased revenues of $70,000 relating to the timing of revenues within roasted products and snack foods.

Gross margin in the SunOpta Grains and Foods Group increased by $10,314,000 in the nine months ended Sept. 30, 2007 to $22,312,000 or 12.3% of revenue, as compared to 8.9% in the same period of 2006. Sunflower product margins have increased $5,364,000 due to improved pricing, plant efficiencies and improvement in overall crop quality. During 2006 the sunflower business had inventory write downs and reduced margins on sales due to a poor 2005 crop year.  Higher sales volumes and commodity prices have improved margins in non-GMO and organic grains and grains based food ingredient products by $3,140,000. Higher net margin rates of $1,810,000 were realized on soymilk and roasted grain products due to increased volumes and plant efficiencies associated with the higher volumes.

Segment operating income increased by $8,158,000 or 236.4% reflecting higher volume, pricing, a turnaround in the Group’s sunflower business, and a decrease in foreign exchange losses of $97,000 related to Euro hedges. Offsetting these improvements were higher corporate cost allocations of $1,380,000, and an increase of $873,000 in SG&A, mainly due to additional headcount, variable SG&A associated with higher sales, and higher self-insurance benefit costs.

SunOpta Ingredients Group

For the nine month period ending

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue	54,715,000	50,519,000	4,196,000	8.3%
Gross Margin	11,094,000	8,524,000	2,570,000	30.2%
Gross Margin	20.3%	16.9%		3.4%
Segment Operating Income[1]	4,726,000	3,862,000	864,000	22.4%
Segment Operating Margin %[2]	8.6%	7.6%		1.0%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Segment Operating Margin is operating income1 as a percentage of revenue)

The SunOpta Ingredients Group contributed revenues of $54,715,000 in the first three quarters of 2007 as compared to $50,519,000 in 2006, an 8.3% increase. The increase is attributable to higher dairy ingredient blended product sales of $3,129,000 and higher sales of oat and soy fiber of $3,318,000. These improvements were offset by lower revenues of $2,338,000 due to the loss of a specialty soluble fiber manufacturing contract which was announced in May of 2006. The remaining net increase related to the technical processing of starch, molasses and other ingredients products which increased revenues by $87,000.

In the first nine months of 2007, gross margin in the SunOpta Ingredients Group increased by $2,570,000 and the margin rate increased by 3.4% to 20.3% of revenue.   The increase in margin is attributable to continued demand and cost improvements related to our oat and soy fiber product lines of $1,491,000 and increased volumes of our dairy blended product gross margins of $760,000.  As well, improved volumes related to specialty processing of tea, soy and other products improved margins by $557,000. These were offset by lower volumes related to technical and specialty processing of ingredients of $238,000.

The increase in segment operating income of $864,000 to $4,726,000 reflects the increase in gross margins of $2,570,000, offset by an increase in SG&A of $1,106,000 due to increased headcount required to drive operational efficiency improvements  realized on the gross margin line plus a higher corporate cost allocation of $600,000.

SUNOPTA INC.	35	September 30, 2007 10-Q

SunOpta Fruit Group

For the nine month period ending

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue	144,922,000	107,320,000	37,602,000	35.0%
Gross Margin	21,548,000	16,787,000	4,761,000	28.4%
Gross Margin	14.9%	15.6%		-0.7%
Segment Operating Income[1]	5,320,000	6,762,000	(1,442,000)	-21.3%
Segment Operating Margin %[2]	3.7%	6.3%		-2.6%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Segment Operating Margin is operating income1 as a percentage of revenue)

The SunOpta Fruit Group contributed revenues of $144,922,000 in the first nine months of 2007 as compared to $107,320,000 in 2006, a 35.0% increase or $37,602,000. Internal growth within the Group was 26.2% in the first nine months of 2007.  Revenue increased by $9,690,000 due to continued strength in the provision of IQF fruits and frozen strawberries. Global sourcing operations contributed $8,486,000 of the increase primarily due to gains in bulk organic industrial products and private label retail sales. Also contributing to the improved revenue growth was increased healthy fruit snacks revenue of $6,583,000 due to the continued roll out of new private label programs and innovative products. The acquisitions of the Mexican operations (Global, Del Rio and BCC) and Hess contributed $9,894,000 to increased revenue. The fruit topping and base operations improved by $2,949,000 due expanded fruit toppings and organic fruit base sales.

Gross margins in the SunOpta Fruit Group increased by $4,761,000 in the nine months ended September 30, 2007 to $21,548,000 or 14.9% of revenue, as compared to 15.6% of revenues in 2006. An increase of $1,418,000 was attributable to IQF fruits and frozen strawberries operations. In addition, margin increases of $1,409,000 were attributable to the global sourcing operations due to gains in bulk organic industrial ingredients and private label retail sales. The acquisitions of the Mexican operations and Hess provided additional margins of $2,522,000.  The fruit toppings operations contributed $59,000 to the incremental margin.  Margin within the healthy fruit snack operations declined by $647,000 despite significant revenue increases as the Company continued to invest in the growth and operating efficiencies of the operations.

Segment operating income in the SunOpta Fruit Group declined by $1,442,000 to $5,320,000 for the nine months ended September 30, 2007.  SG&A costs increased $3,272,000 due to additional headcount required to support rapidly expanding operations, quality control resources to ensure the quality and safety of products, travel to support integration activities and advertising and commission costs to support new products and programs. In addition, higher SG&A costs associated with the acquisitions were $1,500,000 and corporate cost allocations increased by $1,166,000.

SunOpta Distribution Group

For the nine month period ending

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue	158,258,000	90,966,000	67,292,000	74.0%
Gross Margin	44,615,000	23,739,000	20,876,000	87.9%
Gross Margin	28.2%	26.1%		2.1%
Segment Operating Income[1]	6,171,000	3,548,000	2,623,000	73.9%
Segment Operating Margin %[2]	3.9%	3.9%		0.0%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Segment Operating Margin is operating income1 as a percentage of revenue)

SUNOPTA INC.	36	September 30, 2007 10-Q

The SunOpta Distribution Group contributed revenues of $158,258,000 for the first three quarters of 2007, an increase of $67,292,000 or 74.0% over the prior year.  Internal growth excluding the impact of acquired companies within the Group was 9.5%.  The acquisitions of Purity, Quest and Aux Mille resulted in increases of $59,772,000 over the prior year.  In addition, revenues were favourably impacted by an increase in natural and organic grocery sales of $10,219,000, primarily due to strong sales in western Canada and an increase in natural and organic product lines in eastern Canada.  These increases were offset by the rationalization of certain produce customers and operations totalling $2,699,000, primarily in eastern Canada and Quebec.

Gross margin in the SunOpta Distribution Group increased by $20,876,000 in the first three quarters of 2007 to $44,615,000 or 28.2% of revenues.  The increase in the gross margin rate of 2.1% was attributable to higher margins associated with the acquisitions of $18,322,000 and higher margins of $2,090,000 related to the revenue growth in natural and organic groceries.  Very strong margin rates in the Western produce business more than offset the losses due to rationalization within the eastern business for a net increase of 464,000.

Combined SG&A and warehousing and distribution costs increased by $18,532,000 to $38,790,000 as compared to the same period in the previous year.  As a percentage of revenues, these expenses have increased to 24.5% of revenues versus 22.3% in the comparative period.  SG&A and W&D related to the acquisitions totalled $17,247,000, or 28.2% of revenue reflecting higher marketing and promotion expenses inherent to company owned product lines.  The remaining increase includes the allocation of incremental corporate costs totalling $1,004,000 plus other SG&A increases of $281,000 primarily related to increases in volume and increased freight costs due to product mix (frozen).

The increase in segment operating income of 73.9% or $2,623,000 to $6,171,000 reflects the noted increase in gross margins of $20,876,000 offset by increased costs related to W&D and SG&A.  The remaining positive variance of $279,000 is attributable to foreign exchange gains realized during the year.

Opta Minerals Inc.

For the nine month period ending

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue	55,342,000	48,192,000	7,150,000	14.8%
Gross Margin	13,639,000	11,850,000	1,789,000	15.1%
Gross Margin	24.6%	24.6%		0.0%
Segment Operating Income[1]	5,744,000	5,414,000	330,000	6.1%
Segment Operating Margin %[2]	10.4%	11.2%		-0.8%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

2 (Segment Operating Margin is operating income1 as a percentage of revenue)

Opta Minerals contributed 55,342,000 or 9.3% of the Company’s consolidated revenues for the nine months ending September 30, 2007, versus $48,192,000 or 11.1% in 2006.  Opta Minerals revenues increased by $6,919,000 due to the acquisitions of Bimac Inc, the Laval Production facility and Newco a.s.  Revenues improved by $2,091,000 due to the acquisition of Magtech in February of 2006. This was offset by revenue declines of $1,860,000 in the Canadian foundry and abrasives business due to reduced cyclical demand within the industry, and a decline in demand from the US steel industry.

Gross margins were $13,639,000 or 24.6% of revenues in the nine months ended September 30, 2007 versus $11,850,000 or 24.6% of revenues in the 2006.  The increase was mainly attributable to the acquisitions with a net margin increase of $2,405,000.  The remaining margin decline of $616,000 in the base business reflects the weakness on higher margin foundry and abrasive products in both the Canadian and US operations. However, this decline was minimized primarily due to price increases and plant efficiencies.

The increase in segment operating income of $330,000 to $5,744,000 reflects the noted increase in gross margins of $1,789,000, offset by a net increase related to SG&A of $1,446,000 and a reduction of exchange gains of $13,000.  Included in the increased SG&A and intangible amortization are net increases in costs attributed to the acquisitions of Newco and Bimac totalling $880,000 including an increase in non-cash intangible amortization of $205,000.  The remaining net increase of $464,000 is primarily related to a bad debt write-off of $102,000 and the appreciation of the Canadian dollar versus the U.S. dollar as the majority of SG&A costs are denominated in Canadian dollars.

SUNOPTA INC.	37	September 30, 2007 10-Q

SunOpta BioProcess and Corporate

For the nine month period ending

	September 30, 2007 $	September 30, 2006 $	Change $	Change %
Revenue	1,813,000	2,767,000	(954,000)	-34.5%
Gross Margin (loss)	(388,000)	768,000	(1,156,000)	-150.5%
Gross Margin	-21.4%	27.8%		-49.2%
Segment Operating Income[1]	(5,166,000)	(4,686,000)	(480,000)	10.2%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues were $1,813,000 for the nine months ended September 30, 2007 versus $2,767,000 in the same period of 2006.  Revenues during the period were derived from equipment supply contracts utilized in the production of cellulosic ethanol.

Gross margin in SunOpta BioProcess was negative $388,000 in the nine months ended September 30, 2007 versus a positive margin of $768,000 in the comparable period of the previous year.  The negative margin in the current year reflects the cumulative impact of incremental internal costs on projects and certification costs which were not reimbursable.

Selling, general and administrative expenses were $5,345,000 for the first nine months of 2007 as compared to $5,718,000 for the same period in 2006.  The decrease was a result of incremental management fees of $4,152,000 charged to the SunOpta Food Group for consolidated back-office and IT functions. Offsetting the impact of the cost allocations is an increase of $2,807,000 resulting from additional personnel to support the increased activities within the BioProcess Group and additional personnel in the corporate offices as new functions (shared services, logistics and human resources) are added.  Incremental costs of $972,000 were primarily related to the costs associated with the financing and business development activities, in addition to the centralization of information technology services and additional Oracle consulting fees for the continued rollout.  The increases noted include the impact of the strengthening Canadian dollar as most of the Corporate and BioProcess expenses are born in Canada.

Operating losses of $5,166,000 increased by $480,000 from the same quarter in the previous year.  The increased loss was due primarily to the factors noted above in gross margin and SG&A offset by an increase of $303,000 in foreign exchange gains realized.

SUNOPTA INC.	38	September 30, 2007 10-Q

Liquidity and Capital Resources at September 30, 2007

Sources of Liquidity

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit.  At September 30, 2007, the Company had availability under certain lines of credit approximately $15,000,000.  In addition the Company had lines available of approximately $20,000,000 to be used for acquisitions and capital expenditures.  The Company’s subsidiary Opta Minerals also has available lines of credit of $6,000,000 and available acquisition lines of approximately $10,000,000.

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

The Company has the following sources from which it can fund its 2007 and beyond cash operating requirements:

o

Cash and cash equivalents to the extent available.

o

Available operating lines of credit.

o

Cash flows generated from operating activities.

o

Cash flows generated from receipts of options and warrants currently in-the-money.

o

Additional long term financing

In order to finance significant acquisitions, the Company may need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture.  The Company intends to maintain a maximum long term debt to equity ratio of 0.60 to 1.00 versus the current position of approximately 0.35 to 1.00.

Cash Flows from Operating Activities

Net cash and cash equivalents increased $32,410,000 during first nine months of 2007 (2006 – ($1,398,000)) to $33,364,000 as at September 30, 2007 (2006 - $4,057,000).  The increase in cash and cash equivalents is due primarily to the SBI preferred share financing as described on page 24.  Those funds relate to SBI and are not available to SunOpta for general corporate purpose.

Cash flows provided by operations for the first nine months of 2007 before working capital changes was $25,659,000 (2006 – $19,436,000), an increase of $6,223,000 or 32.0%.  The increase was due primarily to stronger operating results from the operating groups.

Cash provided (used) by operations after working capital changes was ($49,787,000) for the nine months ended September 30, 2007 (2006 – $1,247,000), reflecting the use of funds for non-cash working capital of ($75,446,000) (2006 – ($18,189,000)).  This utilization consists principally of an increase in accounts receivable ($18,455,000), an increase in inventories ($51,343,000), a decrease in accounts payables and accrued liabilities of ($4,942,000), a strategic increase in prepaid expenses and other current assets of ($2,006,000) and a decrease in customer deposits of ($529,000) and is partially offset by a decrease in recoveries of income taxes of $1,829,000. The usage of cash flows to fund working capital in 2007 reflects the increase in working capital requirements to fund growth through the purchase of grains within the SunOpta Grains and Foods Group, organic and conventional fruit in the SunOpta Fruit Group and seasonal products within the SunOpta Distribution Group. The absence of change in accounts payable reflects increased payments to grain farmers and international sourcing which requires payment at the point of delivery.

Cash Flows from Investing Activities

Cash provided (used) by investment activities of ($44,043,000) in the first nine months of 2007 (2006 – ($27,308,000)), reflects cash used to acquire companies of ($19,584,000) (2006 – ($20,147,000)), the purchase of property, plant and equipment of ($21,924,000) (2006 – ($6,967,000)), and the acquisition of patents, trademarks and other investments of ($2,535,000)  (2006 - $194,000).

SUNOPTA INC.	39	September 30, 2007 10-Q

Cash Flows from Financing Activities

Cash provided (used) by financing activities was $125,765,000 in the first nine months of 2007 (2006 – $24,788,000), consisting primarily of net proceeds from the issuance of common shares of $54,016,000 (2006 - $3,694,000), net proceeds from the issuance of preference shares by a subsidiary of $27,880,000 (2006 - $nil) an increase in bank indebtedness of $40,589,000 (2006 - $12,233,000) and additional long-term borrowings of $23,081,000 (2006 - $13,262,000), partially offset by repayment of term debt ($18,288,000) (2006 – ($3,638,000)) and repayment of deferred purchase consideration and other financing activities of  ($1,513,000) (2006 – ($763,000)).

Item 3 -Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk.  To achieve this objective, the Company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds.  These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss.  As at September 30, 2007 all of SunOpta’s excess funds were held in cash and cash equivalents with an original maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk.  Fixed rate debt may have their fair market value adversely affected by a decline in interest rates.  In general, longer term debts are subject to greater interest rate risk than shorter term securities.  Floating rate term debt gives less predictability to cash flows as interest rates change.  As at September 30, 2007, the weighted average interest rate of the fixed rate term debt was 6.0% (2006 – 6.1%) and $58,414,000 (2006 - $56,332,000) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $31,157,000 (2006 - $19,096,000) at an interest rate of 6.3% (2006 – 8.2%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company’s ability to manage interest rate volatility and uncertainty.  For every 1% increase (decrease) in interest rates the Company’s after tax earnings for the year would (decrease) increase by approximately ($798,000) (2006 – ($131,000)).

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the U.S. dollar is also the Company’s reporting currency.  The Company is also exposed to foreign exchange rate fluctuations as the financial results of the Company’s Canadian subsidiaries are translated into U.S. dollars on consolidation.  Since 2004, the Canadian dollar has appreciated significantly against the U.S. dollar with closing rates moving from Cdn $1.2020 at January 1, 2004 to Cdn $0.9948 at September 30, 2007 for each U.S. dollar.  The net effect of this change in the exchange rate during the first nine months of the year has been a $635,000, (2006 - $232,000) exchange gain and an increase of $11,081,000 (2006 – $1,755,000) in net assets.  A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company’s net assets by $8,912,000 (2006 - $5,568,000).

The functional currency of all operations located in Canada is the Canadian dollar.  For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the Consolidated Statement of Earnings while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in cumulative other comprehensive income account within Shareholders’ Equity.  The functional currency of the corporate head office and SBI division is the U.S. dollar.  Transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange gains (losses) on the Condensed Consolidated Statement of Earnings.  U.S. based SunOpta Food Group operations have a low exposure to other currencies since almost all sales and purchases are made in U.S. dollars.  It is the Company’s intention to hold excess funds in the currency in which the funds are likely to be used, which will, from time to time, potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

In the circumstances where the Company transacts in currencies other than the Canadian or U.S. dollars, to the extent considered practical the Company enters into futures contracts to hedge its exposure to foreign exchange rate fluctuations.

SUNOPTA INC.	40	September 30, 2007 10-Q

Commodity risk

The SunOpta Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations.  Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges.  Inventories, however, may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers.  The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled.  Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated.  All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold.  At September 30, 2007 the Company owned 136,108 (2006 – 373,511) bushels of corn with a weighted average price of $3.03 (2006 - $2.11) and 871,426 (2006 – 497,348) bushels of soy beans with a weighted average price of $9.16 (2006 - $7.23).  The Company has at September 30, 2007 net long (short) positions on corn and soy beans of 68,843 (2006 – 107,184) and 235,113 (2006 – (75,992)) bushels respectively.  An increase/decrease in commodity prices of 10% would not be material.  There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, SunOpta BioProcess or related to Corporate office activities.

Item 4.     Controls and Procedures

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.

 Legal proceedings

One of the Company’s subsidiaries, SunRich LLC filed a claim against a supplier for failure to adhere to the terms of a contract.  In 2004 Sunrich was awarded the trial judgement and in the fall of 2006, the decision of the Appellate Court confirmed this judgement.  In 2006, the Company collected $2,014,000 in satisfaction of the judgement.  The Company also has filed an appeal for the recovery of legal fees, this matter is currently outstanding with the Court.

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

Item 1A.  Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, under the heading "Risk Factors" in Item 1A of that report.  There were no material changes in these risks during the quarter ended September 30, 2007.

Item 2.

 Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3.

Defaults upon Senior Securities - Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders – Not applicable

SUNOPTA INC.	41	September 30, 2007 10-Q

Item 5.

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

SUNOPTA INC.

/s/ John Dietrich
Date November 8, 2007
by John Dietrich
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	43	September 30, 2007 10-Q