Form 10-Q/A
period 2007-03-31
SunOpta Inc.
filed 2008-07-22
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Amendment to a previously filed 10-Q

Commission File No. 0-9989

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐             No ☒

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

There are 34 pages in the March 31, 2007 10-Q/A/A and the index follows the cover page.

SUNOPTA INC.	1	March 31, 2007 10-Q/A

SUNOPTA INC.
FORM 10-Q/A
Amendment No. 1 to Form 10-Q
For the quarter ended March 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.

Restated Condensed Consolidated Financial Statements

Restated Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2007 and 2006.

Restated Condensed Consolidated Balance Sheets as at March 31, 2007 and December 31, 2006.

Restated Condensed Consolidated Statements of Shareholders’ Equity as at March 31, 2007 and 2006.

Restated Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2007 and 2006.

Restated Notes to Condensed Consolidated Financial Statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4.

Disclosure Controls and Procedures

PART II - OTHER INFORMATION

Item 1A. Risk Factors Item

6. Exhibits

All financial information is expressed in United States Dollars. The closing rate of exchange on May 3, 2007 was CDN $1 = U.S. $0.9037

SUNOPTA INC.	2	March 31, 2007 10-Q/A

EXPLANATORY NOTE TO QUARTERLY REPORT ON FORM 10-Q/A

On January 24, 2008, SunOpta Inc together with its wholly-owned subsidiaries (the "Company") announced its intention to restate its consolidated financial statements as at and for the periods ended March 31, June 30, and September 30, 2007. The Company files this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2007 (this "Form 10-Q/A"), to reflect the correction of errors that were contained in the Company’s first quarter 2007 Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission ("SEC") on May 10, 2007. The first quarter 2007 consolidated financial statements are restated to include the following:

  Adjustments to correctly reflect inventory costs and quantities within the Berry Operations of the SunOpta Fruit Group (Berry Operations include the previous acquisitions of Cleugh’s Frozen Foods Inc., Pacific Fruit Processors, Inc., and Hess Food Group LLC);

  Adjustments identified in connection with the December 31, 2007 year end closing process that relates to the three month period ended March 31, 2007, and other adjustments that were deemed not to be material to the consolidated financial statements when the Company’s first quarter 2007 Quarterly Report on Form 10-Q was originally filed.

The Company has added disclosure in note 2 to the restated condensed consolidated financial statements, which describes in more detail the nature and impact of the adjustments to the previously filed first quarter 2007 consolidated financial statements. The Company has also updated the discussion under Item 4. Discosure Controls and Procedures in connection with the restatement. Items 3 in Part I and 1, 2, 3, 4 and 5 in Part II, for which there is no change from the original filing, have been omitted.

SUNOPTA INC.	3	March 31, 2007 10-Q/A

PART I - FINANCIAL INFORMATION

Item 1 -

Restated Condensed Consolidated Financial Statements

SunOpta Inc.

For the Three Months Ended March 31, 2007

(Unaudited)

SUNOPTA INC.	4	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Condensed Consolidated Statements of Earnings and Comprehensive Income
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31,	March 31,
	2007	2006
	$	$

	(Restated – note 2)

Revenues	183,500	133,312

Cost of goods sold	152,780	109,684

Gross profit	30,720	23,628

Warehousing and distribution expenses	4,938	3,429
Selling, general and administrative expenses	21,048	13,416
Intangible asset amortization	983	544
Other expense, net	189	85
Foreign exchange (gain) loss	(71)	208

Earnings before the following	3,633	5,946

Interest expense, net	(1,911)	(1,399)

Earnings before income taxes	1,722	4,547

Provision for income taxes	464	1,403

Earnings before minority interest	1,258	3,144

Minority interest	203	132

Earnings for the period	1,055	3,012

Change in foreign currency translation adjustment	665	(113)

Comprehensive income	1,720	2,899

Earnings per share for the period (note 5)

– Basic	0.02	0.05

– Diluted	0.02	0.05

(See accompanying notes to restated condensed consolidated financial statements)

SUNOPTA INC.	5	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Condensed Consolidated Balance Sheets
As at March 31, 2007 and December 31, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31,	December 31,
	2007	2006
	$	$

	(Restated – note 2)

Assets

Current assets
Cash and cash equivalents	449	954
Accounts receivable	88,046	73,599
Inventories (note 3)	128,873	126,736
Prepaid expenses and other current assets	8,105	8,129
Current income taxes recoverable	-	1,829
Deferred income taxes	2,158	1,824
	227,631	213,071

Property, plant and equipment	90,562	87,487
Goodwill	50,723	49,457
Intangible assets	47,035	47,943
Deferred income taxes	6,330	5,615
Other assets	2,477	1,157

	424,758	404,730
Liabilities

Current liabilities
Bank indebtedness (note 6)	30,083	40,663
Accounts payable and accrued liabilities	62,673	80,851
Customer and other deposits	1,382	957
Current portion of long-term debt (note 6)	6,699	8,433
Current portion of long-term liabilities	1,198	1,736
	102,035	132,640

Long-term debt (note 6)	66,733	69,394
Long-term liabilities	3,002	3,607
Deferred income taxes	10,753	12,156
	182,523	217,797

Minority interest	10,433	10,230

Shareholders’ Equity

Capital stock (note 4)
62,997,634 common shares (December 31, 2006 – 57,672,053)	165,039	112,318
Additional paid in capital (note 4)	4,746	4,188
Retained earnings	52,493	51,338
Accumulated other comprehensive income	9,524	8,859
	231,802	176,703

	424,758	404,730

Commitments and contingencies (note 8)
Subsequent events (note 11)

(See accompanying notes to restated condensed consolidated financial statements)

SUNOPTA INC.	6	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Condensed Consolidated Statements of Shareholders’ Equity
As at March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

				Accumulated
		Additional		other
	Capital	paid in	Retained	comprehensive
	stock	capital	earnings	income	Total
	$	$	$	$	$

				(Restated – note 2)

Balance at December 31, 2006	112,318	4,188	51,338	8,859	176,703

Options exercised	776	-	-	-	776
Employee stock purchase plan	214	-	-	-	214
Equity offering	51,731	-	-	-	51,731
Stock based compensation	-	558	-	-	558
Adoption of new accounting policy (note 10)	-	-	100	-	100
Earnings for the period	-	-	1,055	-	1,055
Currency translation adjustment	-	-	-	665	665

Balance at March 31, 2007	165,039	4,746	52,493	9,524	231,802

				Accumulated
		Additional		other
	Capital	paid in	Retained	comprehensive
	stock	capital	earnings	income	Total
	$	$	$	$	$

Balance at December 31, 2005	106,678	3,235	40,379	9,792	160,084

Warrants exercised	60	-	-	-	60
Options exercised	673	-	-	-	673
Employee stock purchase plan	128	-	-	-	128
Stock based compensation	-	75	-	-	75
Earnings for the period	-	-	3,012	-	3,012
Currency translation adjustment	-	-	-	(113)	(113)

Balance at March 31, 2006	107,539	3,310	43,391	9,679	163,919

(See accompanying notes to restated condensed consolidated financial statements)

SUNOPTA INC.	7	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Condensed Consolidated Statements of Cash Flow
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31,	March 31,
	2007	2006
	$	$

	(Restated - note 2)

Cash provided by (used in)

Operating activities
Earnings for the period	1,055	3,012
Items not affecting cash
Amortization	3,431	2,615
Deferred income taxes	(1,031)	321
Minority interest	203	132
Other	236	108
Changes in non-cash working capital, net of
businesses acquired (note 7)	(32,172)	(6,696)

	(28,278)	(508)
Investing activities
Acquisition of companies, net of cash acquired	-	(12,197)
Purchases of property, plant and equipment, net	(5,377)	(2,755)
Purchase of patents, trademarks and other intangible assets	(799)	-
Increase in other assets	(1,331)	(11)

	(7,507)	(14,963)
Financing activities
(Decrease) increase in line of credit facilities	(10,572)	12,836
Borrowings under long-term debt	1,500	2,542
Repayment of long-term debt	(5,986)	(1,144)
Proceeds from the issuance of common shares, net of issuance costs	51,729	870
Payment of deferred purchase consideration	(1,143)	(129)

	35,528	14,975

Foreign exchange (loss) gain on cash held in a foreign currency	(248)	109

Decrease in cash and cash equivalents during the period	(505)	(387)

Cash and cash equivalents – beginning of the period	954	5,455

Cash and cash equivalents – end of the period	449	5,068

See note 7 for supplemental cash flow information

(See accompanying notes to restated condensed consolidated financial statements)

SUNOPTA INC.	8	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1.

Basis of presentation

The interim restated condensed consolidated financial statements of SunOpta Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10K for the year ended December 31, 2006.

The interim restated condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ending December 31, 2006. All significant intercompany accounts and transactions have been eliminated on consolidation.

2.

Restatement of Previously Issued Financial Statements

On January 24, 2008, the Company announced the discovery of errors related to inventories within the SunOpta Fruit Group's Berry Operations, and that as a result of these errors, the previously issued condensed consolidated financial statements for the three quarters of 2007 would need to be restated.

SunOpta Fruit Group - Berry Operations

To quantify the misstatement included in the Form 10-Q for the period ended March 31, 2007, (the "Original 10-Q"), the Company performed detailed procedures, analysis and reconciliations to correct for errors in the costing of inventory and the quantities of inventories held as at and for the three month period ended March 31, 2007. These procedures were conducted by management with the assistance of independent accounting advisors. Based on this detailed examination, the Company determined that inventories were overstated and that revenue, cost of sales, accounts receivable and accounts payable previously reported were understated and accordingly, the consolidated financial statements as at and for the period ended March 31, 2007 required adjustment. The adjustments were required to correct for errors in cut-off of revenues and purchasing, costing of inventories and reconciliation of inventory quantities held at third party warehouses, and the related income tax effects.

Other Adjustments

The restated condensed consolidated financial statements for the three months ended March 31, 2007 also include other adjustments that, when the condensed consolidated financial statements were originally filed, were considered either immaterial, or were identified during the December 31, 2007 year-end closing process and were determined to relate to the previously filed March 31, 2007 condensed consolidated financial statements. Other adjustments include a reclassification from intangible assets to goodwill related to a business acquisition that occurred in 2006 as well as an adjustment to additional paid in capital to record a tax benefit related to the exercise of certain stock based awards.

Compared to the previously filed first quarter 2007 financial statements, the impact of all adjustments was a decrease in earnings for the period of $2,795 and a decrease of $0.04 per basic and diluted share for the three months ended March 31, 2007.

The following table reconciles the balances from the Original 10-Q to the restated condensed consolidated financial statements:

SUNOPTA INC.	9	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Restatement of Previously Issued Financial Statements continued

Condensed Consolidated Statement of Earnings and	As Initially	Berry	Other
Comprehensive Income	Reported	Adjustments	Adjustments	Restated
For the three month period ended March 31, 2007	($)	($)	($)	($)

Revenues	183,440	60	-	183,500

Cost of goods sold	148,599	4,132	49	152,780

Gross profit	34,841	(4,072)	(49)	30,720

Warehousing and distribution expenses	4,938	-	-	4,938
Selling, general and administrative expenses	21,026	22	-	21,048
Intangible asset amortization	983	-	-	983
Other expense, net	189	-	-	189
Foreign exchange gain	(82)	-	11	(71)

Earnings before the following	7,787	(4,094)	(60)	3,633

Interest expense, net	(1,911)	-	-	(1,911)

Earnings before income taxes	5,876	(4,094)	(60)	1,722
Provision for income taxes	1,823	(1,302)	(57)	464

Earnings before minority interest	4,053	(2,792)	(3)	1,258

Minority interest	203	-	-	203

Earnings for the period	3,850	(2,792)	(3)	1,055

Change in foreign currency translation adjustment	665	-	-	665

Comprehensive income	4,515	(2,792)	(3)	1,720

Earnings per share for the period

– Basic	0.06			0.02

– Diluted	0.06			0.02

SUNOPTA INC.	10	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Restatement of Previously Issued Financial Statements continued

	As Initially	Berry	Other
Condensed Consolidated Balance Sheet	Reported	Adjustments	Adjustments	Restated
As at March 31, 2007	($)	($)	($)	($)

Assets

Current assets
Cash and cash equivalents	449	-	-	449
Accounts receivable	87,986	60	-	88,046
Inventories	132,779	(3,846)	(60)	128,873
Prepaid expenses and other current assets	8,105	-	-	8,105
Deferred income taxes	1,824	-	334	2,158
	231,143	(3,786)	274	227,631

Property, plant and equipment	90,562	-	-	90,562
Goodwill	49,649	-	1,074	50,723
Intangible assets	48,109	-	(1,074)	47,035
Deferred income taxes	6,330	-	-	6,330
Other assets	2,477	-	-	2,477

	428,270	(3,786)	274	424,758
Liabilities

Current liabilities
Bank indebtedness	30,083	-	-	30,083
Accounts payable and accrued liabilities	62,365	308	-	62,673
Customer and other deposits	1,382	-	-	1,382
Current portion of long-term debt	6,699	-	-	6,699
Current portion of long-term liabilities	1,198	-	-	1,198
	101,727	308	-	102,035

Long-term debt	66,733	-	-	66,733
Long-term liabilities	3,002	-	-	3,002
Deferred income taxes	12,212	(1,302)	(157)	10,753
	183,674	(994)	(157)	182,523

Minority interest	10,433	-	-	10,433

Shareholders’ Equity

Capital stock	165,039	-	-	165,039
Additional paid in capital	4,412	-	334	4,746
Retained earnings	55,188	(2,792)	97	52,493
Accumulated other comprehensive income	9,524	-	-	9,524
	234,163	(2,792)	431	231,802

	428,270	(3,786)	274	424,758

SUNOPTA INC.	11	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Restatement of Previously Issued Financial Statements continued

	As Initially	Berry	Other
Condensed Consolidated Statement of Cash Flows	Reported	Adjustments	Adjustments	Restated
For the three month period ended March 31, 2007	($)	($)	($)	($)

Cash provided by (used in)

Operating activities
Earnings for the period	3,850	(2,792)	(3)	1,055
Items not affecting cash
Amortization	3,431	-	-	3,431
Deferred income taxes	328	(1,302)	(57)	(1,031)
Minority interest	203	-	-	203
Other	236	-	-	236
Changes in non-cash working capital, net of
businesses acquired	(36,326)	4,094	60	(32,172)

	(28,278)	-	-	(28,278)
Investing activities
Purchases of property, plant and equipment, net	(5,377)	-	-	(5,377)
Purchase of patents, trademarks and other intangible assets	(799)	-	-	(799)
Increase in other assets	(1,331)	-	-	(1,331)

	(7,507)	-	-	(7,507)
Financing activities
Decrease in line of credit facilities	(10,572)	-	-	(10,572)
Borrowings under long-term debt	1,500	-	-	1,500
Repayment of long-term debt	(5,986)	-	-	(5,986)
Proceeds from the issuance of common shares, net
of issuance costs	51,729	-	-	51,729
Payment of deferred purchase consideration	(1,143)	-	-	(1,143)

	35,528	-	-	35,528

Foreign exchange loss on cash held in a foreign currency	(248)	-	-	(248)

Decrease in cash and cash equivalents during the period	(505)	-	-	(505)

Cash and cash equivalents – beginning of the period	954	-	-	954

Cash and cash equivalents – end of the period	449	-	-	449

SUNOPTA INC.	12	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

3.

Inventories

	March 31,	December 31,
	2007	2006
	$	$

	(Restated – note 2)

Raw materials and work in process	26,557	33,182
Finished goods	92,107	85,700
Grain	10,209	7,854

	128,873	126,736
Grain inventories consist of the following:
Company owned grain	9,332	7,637
Unrealized gain (loss) on
Sale and purchase contracts	1,379	1,340
Future contracts	(502)	(1,123)

	10,209	7,854

As a result of the restatement described in note 2, finished goods inventories have been reduced from $96,013 to $92,107.

4.

Capital stock and additional paid in capital

	March 31,	December 31,
	2007	2006
	$	$

	(Restated – note 2)

Capital stock	165,039	112,318

Additional paid in capital	4,746	4,188

As a result of the restatement described in note 2, additional paid in capital has been increased from $4,412 to $4,746.

(a)

On February 13, 2007, the Company issued 5,175,000 common shares in a public offering at a price of $10.40 per common share and received gross proceeds of $53,820. The Company incurred share issuance costs of $2,089, net of a $992 tax benefit, for net proceeds of $51,731.

(b)

In the three months ended March 31, 2007, employees and directors exercised 127,645 (March 31, 2006 – 214,218) common share options and an equal number of common shares were issued for net proceeds of $776 (March 31, 2006 - $673).

(c)

In the three months ended March 31, 2007, 20,436 (March 31, 2006 – 21,080) common shares were issued for net proceeds of $214 (March 31, 2006 - $128) as part of the Company’s employee stock purchase plan.

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

SUNOPTA INC.	13	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

4.

Capital stock and additional paid in capital continued

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

(f)

In the three months ended March 31, 2007, the Company recognized stock based compensation of $195 (March 31, 2006 - $75) related to the Company’s stock option plans.

(g)

In the three months ended March 31, 2007, no warrants were exercised; however in the three month period ended March 31, 2006, 35,000 common shares were issued upon the exercise of warrants for proceeds of $60.

5.

Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended
	March 31, 2007	March 31, 2006
	$	$
	(Restated – note 2)

Earnings for the period	1,055	3,012

Weighted average number of shares used in basic earnings per share	60,419,948	56,706,170
Dilutive potential of the following:
Employee/director stock options	774,602	537,051

Diluted weighted average number of shares outstanding	61,194,550	57,243,221
Earnings per share:
Basic	0.02	0.05
Diluted	0.02	0.05

Options to purchase 100,000 (March 31, 2006 - 660,980) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

6.

Long-term debt and banking facilities

	March 31,	December 31,
	2007	2006
	$	$
Term loan (a)(i)	45,000	45,000
Term loan (a)(ii)	9,000	10,000
Other long-term debt (b)	19,432	22,827
	73,432	77,827
Less current portion	(6,699)	(8,433)

	66,733	69,394

SUNOPTA INC.	14	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.

Long-term debt and banking facilities continued

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

All of the above facilities are collateralized by a first priority security against substantially all of the Company’s assets in both Canada and the United States with the exception of the assets of Opta Minerals.

SUNOPTA INC.	15	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
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

Term loans payable bearing a weighted average interest rate of 4.5%
(December 31, 2006 – 7.1%) due in varying instalments through July 2009
with principal payments of $331 due in the next 12 months.	690	2,631

Capital lease obligations due monthly with a weighted average interest rate
of 7.0% (December 31, 2006 – 7.9%)	602	740

	19,432	22,827

(c)

Additional Credit Facilities

Included in bank indebtedness on the balance sheet are lines of credit of the Company as described in 5(a) above and lines of credit of the Company’s subsidiaries as follows

i)

Opta Minerals Inc.:

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

These facilities have been collaterized by a priority security interest against substantially all of the Opta Minerals Inc.’s assets.

Cash on deposit with lending institutions has been netted against borrowings under the lines of credit with the same institutions.

SUNOPTA INC.	16	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.

Supplemental cash flow information

	Three months ended
	March 31,	March 31,
	2007	2006
	$	$
	(Restated – note 2)
Changes in non-cash working capital:
Accounts receivable	(14,269)	(4,325)
Inventories	(1,930)	(478)
Income tax recoverable	1,826	1,088
Prepaid expenses and other current assets	30	(925)
Accounts payable and accrued liabilities	(18,255)	(3,050)
Customer and other deposits	426	994

	(32,172)	(6,696)
Cash paid for:
Interest	1,981	1,453
Income taxes	398	99

As a result of the restatement described in note 2, changes in non-cash working capital, net of businesses acquired has been adjusted from ($36,326) to ($32,172).

8.

Commitments and contingencies

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

SUNOPTA INC.	17	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.

Segmented information

The Company operates in three industries divided into six operating segments:

(a)

the SunOpta Food Group ("Food Group") processes, packages, markets and distributes a wide range of natural, organic, kosher and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food and natural health products. There are four segments in the Food Group:

i)

SunOpta Grains and Foods Group ("Grains and Foods Group") is focused on vertically integrated sourcing, processing, packaging and marketing of grains and grain based ingredients and packaged products.

ii)

SunOpta Ingredients Group ("Ingredients Group") works closely with its customers to identity product formulation, cost and productivity opportunities and focuses on transforming raw materials into value-added food ingredient solutions, with a focus on insoluble oat and soy fiber products.

iii)

SunOpta Fruit Group ("Fruit Group") focuses on providing natural and organic frozen fruits, vegetables and related products to the private label retail, food service and industrial markets.

iv)

SunOpta Distribution Group ("Distribution Group") represents the final layer of the Company’s vertically integrated natural and organic foods business model. This group operates a national natural, organic and specialty foods and health and beauty aids, vitamins, supplements and neutraceutical distribution network in Canada.

(b)

Opta Minerals processes, sells and distributes silica free loose abrasives, roofing granules, industrial minerals specialty sands, and recycles inorganic materials for the foundry, steel, roofing shingles and bridge and ship cleaning industries

(c)

SunOpta BioProcess provides a wide range of research and development and engineering services and owns numerous patents on its proprietary steam explosion technology. It designs and subcontracts the manufacture of these systems, which are used for processing biomass for use in the paper, food and biofuel industries.

The Company’s assets, operations and employees are located in Canada and the United States. Revenues from external countries are allocated to the United States, Canada and Other market based on the location of the customer. Other expense, net, interest expense, net, provision for income taxes and minority interest are not allocated to the segments.

SUNOPTA INC.	18	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.

Segmented information continued

				Three months ended
				March 31, 2007
				(Restated – note 2)
			SunOpta
			BioProcess and
	Food Group	Opta Minerals	Corporate	Consolidated
	$	$	$	$
External revenues by market:
United States	97,674	12,609	698	110,981
Canada	60,510	3,685	-	64,195
Other	8,138	169	17	8,324
Total revenues from external customers	166,322	16,463	715	183,500

Segment earnings before other expense, net	3,781	1,447	(1,406)	3,822
Other expense, net				189
Earnings before the following				3,633

Interest expense, net				(1,911)
Provision for income taxes				464
Minority interest				203
Earnings for the period				1,055

The SunOpta Food Group has the following segmented reporting:

				Three months ended
				March 31, 2007
				(Restated – note 2)
	Grains and Foods	Ingredients		Distribution
	Group	Group	Fruit Group	Group	Food Group
	$	$	$	$	$
External revenues by market:
United States	42,847	15,265	39,306	256	97,674
Canada	2,442	2,001	2,064	54,003	60,510
Other	7,302	712	124	-	8,138
Total revenues from external
customers	52,591	17,978	41,494	54,259	166,322

Segment earnings before
other expense, net	2,708	1,019	(2,699)	2,753	3,781

As a result of the restatement described in note 2, Fruit Group segment earnings have been reduced from $1,455 to a loss of $2,699; and as a result, Food Group segment earnings have been restated from $7,935 to $3,781
SUNOPTA INC.	19	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.

Segmented information continued

				Three months ended
				March 31, 2006
			SunOpta
			BioProcess and
	Food Group	Opta Minerals	Corporate	Consolidated
	$	$	$	$
External revenues by market:
United States	74,686	8,399	-	83,085
Canada	34,505	4,636	-	39,141
Other	10,080	10	996	11,086
Total revenues from external customers	119,271	13,045	996	133,312

Segment earnings before other expense, net	6,829	998	(1,796)	6,031
Other expense, net				85
Earnings before the following				5,946

Interest expense, net				(1,399)
Provision for income taxes				1,403
Minority interest				132
Earnings for the period				3,012

The SunOpta Food Group has the following segmented reporting:

				Three months ended
				March 31, 2006
	Grains and Foods	Ingredients		Distribution
	Group	Group	Fruit Group	Group	Food Group
	$	$	$	$	$
External revenues by market:
United States	32,313	12,895	29,449	29	74,686
Canada	942	1,416	1,268	30,879	34,505
Other	5,899	3,802	379	-	10,080
Total revenues from external
customers	39,154	18,113	31,096	30,908	119,271

Segment earnings before
other expense, net	1,793	1,706	1,500	1,830	6,829

SUNOPTA INC.	20	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.

New Accounting Policy

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109'' (FIN 48''). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes'' ("SFAS 109''). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. SunOpta has adopted the provisions of FIN 48 on January 1, 2007. The Company has included the impact of FIN 48 which includes uncertain tax positions and tax returns not audited by tax authorities. The cumulative effect of adopting FIN 48 was an increase in opening retained earnings of $100.

11.

Subsequent Events

(a)

Acquisition of Baja California Congelados, S.A. de C.V.

On May 4, 2007, the Company completed the acquisition of certain assets including inventory, machinery, and equipment from Baja California Congelados, S.A. de C.V. ("BCC"), of Rosarito, Baja California, Mexico for total consideration of $6,473. Consideration consisted entirely of cash and no additional consideration is payable under the agreement.

BCC is a frozen strawberry processor in Baja California, Mexico. Under the terms of the agreement, SunOpta purchased all of the physical assets in the production facility located in Rosarito and also assumed a long-term lease for the facility, located 20 miles south of San Diego, California. In addition, SunOpta entered into five-year supply agreement with Andrew & Williamson Sales Co., ("Andrew Williamson") the San Diego-based parent of BCC. The agreements provide for the supply of strawberries from both the Baja California and Oxnard, California growing regions to the Rosarito facility in addition to SunOpta’s existing California facilities.

(b)

SunOpta BioProcess Lawsuit Against Abengoa and Abener Arbitration

The Company commenced suit on January 17th, 2008 against Abengoa New Technologies Inc. ("Abengoa"), and a former employee of SunOpta Inc. for theft of trade secrets, breach of contract, tortuous interference with contract and civil conspiracy, along with motions for expedited discovery and a preliminary injunction. Abengoa has filed a counterclaim alleging breach of contract, misappropriation of trade secrets and other contractual violations. The United States District Court, Eastern District of Missouri, recently referred the core claims to arbitration and stayed the rest pending outcome of the arbitration. While management is confident in its position, the outcome of this matter cannot be predicted at this time.

In January 2008, a customer of the Company, Abener Energia S.A. (an affiliate of Abengoa) terminated a contract for the delivery of equipment and related services, forcing the matter into arbitration under its provisions. Both parties have alleged violations under the contract. The matter is currently scheduled for arbitration which is expected to commence in July 2008. The outcome of this arbitration cannot be predicted at this time.

(c)

Fire in the Grains and Foods Group

On January 19, 2008, a fire occurred at the Company’s Breckenridge, Minnesota sunflower facility. The fire destroyed a seed conditioning operation, a warehouse used to clean seeds prior to hulling in the facility’s main building and inventory stored in these two facilities with a total carrying value of $276. The Company has filed claims with its insurance carriers for damaged property, business interruption and inventory losses.

SUNOPTA INC.	21	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.

Subsequent Events continued

(d)

Class Action Lawsuits

Subsequent to the Company’s press release on January 24, 2008, in which it downgraded previously issued earnings expectations and announced the restatement of prior quarterly financial statements due to a significant write-down and other adjustments, the Company and certain officers (one of whom is a director) and a former director were named as defendants in several proposed class action lawsuits in the United States. These lawsuits were filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008. The lawsuits allege, among other things, violations of United States federal securities laws, misrepresentations and insider trading. These lawsuits are in a preliminary phase and are expected to be consolidated in one class action with a lead plaintiff. Similarly, one proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008 against the Company and certain officers (one of whom is a director) alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under Ontario’s Securities Act. The Canadian Action claims damages of Cdn $100,000 plus punitive damages of Cdn $10,000 and other monetary relief. This action is also in its preliminary phase and, may be consolidated if additional class actions are commenced. Management intends to vigorously defend these actions. These claims and possible claims are at an early stage and it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

(e)

Acquisition of The Organic Corporation B.V.

On April 2, 2008, the Company completed the previously announced acquisition of The Organic Corporation B.V., operating as Tradin Organic Agriculture B.V. ("Tradin"). At closing, the Company paid € 6,000 (US - $9,417) and issued a promissory note for € 1,000 (US - $1,570), bearing interest at 7%, payable March 31, 2010. Additional consideration payable on March 31, 2010 is equal to the greater of € 8,000 (US - $12,556) or 2.5 times 2009 EBITDA (as defined in the Purchase and Sale Agreement).

Tradin is one of the world’s leading providers of globally sourced organic food ingredients, and a key supplier of a wide variety of organic products including frozen fruits and vegetables, dried fruits, coffee, cocoa, cereals, rice, soy, beans and more. The acquisition is expected to lead to further integrated sourcing and processing opportunities around the globe, and will position the Company as one of the dominant suppliers to the rapidly growing organic foods industry.

(f)

Flood in the Ingredients Group

In June 2008, as a result of flooding in the midwestern United States, a facility in the Ingredients Group located in Cedar Rapids, Iowa has been unable to operate. In addition to not operating, supply to another facility located in Louisville, Kentucky has also been disrupted, negatively impacting their ability to produce. The Company is in the process of determining the impact on the consolidated financial statements, including filing business interruption insurance for the period these plants are unable to operate.

(g)

Banking Facilities

As part of its lending agreements, the Company is required to maintain compliance with certain financial covenants. As a result of the adjustments and provisions in the SunOpta Fruit Group the Company was not in compliance with these covenants at December 31, 2007 and March 31, 2008. The Company received a permanent waiver to these covenants which allowed the Company to be in compliance for the December 31, 2007 and March 31, 2008 periods, and was not required to recalculate the covenants for previous periods based on restated quarterly numbers. In addition, the Company has obtained amended covenants for June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009 reporting periods for which the Company is required to comply with. As a result of the Company’s expectation of compliance with these amended covenants the term loan of $45,000 and the non-current portion of the non-revolving and revolving acquisition facilities totaling $13,800 continue to be classified as non-current. Should the Company fail to comply with any one of these or other covenants the lenders would have the option to accelerate repayment of these outstanding balances and / or enforce their security rights against the Company and accordingly, these amounts would be reclassified to current liabilities.

SUNOPTA INC.	22	March 31, 2007 10-Q/A

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.

Subsequent Events continued

(h)

Acquisition of MCP Mg-Serbien SAS

On July 10, 2008, the Opta Minerals Inc. announced that it had acquired 67% of the outstanding common shares of MCP Mg-Serbien SAS ("MCP") of France, for $1,100 in cash. Included in the acquisition is the option for Opta Minerals to acquire the remaining 33% minority interest under similar terms. Opta Minerals has also secured an option to purchase a majority position in an associated company located in Europe. MCP sells ground magnesium products. The addition of MCP increases Opta Minerals’ position in the industrials minerals business and expands its position as a service provider to the steel industry.

(i)

Investigation at Berry Operations

Subsequent to year-end, the Company has incurred approximately $5,500 in professional fees, including legal, accounting and advisory fees, related to the investigation within the Berry Operations that will impact earnings in 2008. The Company will also incur a minimum of approximately $1,700 in severance costs in 2008 related to the Company’s Chief Executive Officer and Chief Financial Officer

12.

Comparative Balances

Certain comparative balances for Intangible Asset Amortization have been reclassified from Selling, General and Administrative expenses on the Condensed Consolidated Statement of Earnings and Comprehensive Income to conform to the current quarterly presentation. In addition, $1,074 was reclassified from intangible assets to goodwill as at December 31, 2006 that related to a business acquisition that occurred in 2006.

SUNOPTA INC.	23	March 31, 2007 10-Q/A

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

New Contracts

On March 9, 2007, Opta Minerals Inc., the Company’s 70.4% owned subsidiary, announced two new contracts for approximately $12,000,000 in annual revenues for the supply of magnesium desulfurization products to two major integrated steel mills in Canada and the US. These contracts are renewable on a yearly basis.

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

In this regard, the Company entered into a five year exclusive supply agreement with Baby's Best Infant Food Ingredients S.A.("Baby’s Best), a producer of organic and natural purees and concentrates in Mendoza, Argentina. Under the terms of the agreement, the Company provided a line of credit to enable Baby's Best to expand production and in turn received an option to purchase Baby’s Best at a predetermined price in March 2009.

The Company also entered into a three year exclusive organic supply agreement with a leading processor of organic and natural frozen fruits in Chile. Under the terms of the agreement SunOpta financed a capital expansion to further develop growth in critical organic fruit supply.

Working Capital

The Company’s working capital increased to $125,596,000 during the quarter versus $80,431,000 at December 31, 2006. A number of business factors caused this increase including an increase in accounts receivable in line with revenue growth, the rapid growth in the Company’s global sourcing program which often requires payment for raw materials in advance of shipping to North America, the rapid increase in the costs of certain grains and fruits due to market pricing conditions, increased inventory procurement within the Fruit Group and aggressive use of all supplier payment discounts made available. In addition, traditional farmer payments which normally straddle the year-end were significant higher in 2007 due to increased volumes and higher commodity prices for corn and soybeans.

SUNOPTA INC.	24	March 31, 2007 10-Q/A

Operations for the Three Months ended March 31, 2007 Compared With the Three Months Ended March 31, 2006

Consolidated

	(Restated)
	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	166,322,000	119,271,000	47,051,000	39.4%
Opta Minerals	16,463,000	13,045,000	3,418,000	26.2%
SunOpta BioProcess	715,000	996,000	(281,000)	(28.2%)

Total Revenue	183,500,000	133,312,000	50,188,000	37.6%

Operating Income[1]
SunOpta Food Group	3,781,000	6,829,000	(3,048,000)	(44.6%)
Opta Minerals	1,447,000	998,000	449,000	45.0%
SunOpta BioProcess & Corporate	(1,406,000)	(1,796,000)	390,000	21.7%

Total Operating Income	3,822,000	6,031,000	(2,209,000)	(36.6%)

Other Income (Expense), net	(189,000)	(85,000)	(104,000)	122.4%
Interest Expense	1,911,000	1,399,000	512,000	36.6%
Income Tax Provision	464,000	1,403,000	(939,000)	(66.9%)
Minority Interest	203,000	132,000	71,000	53.8%

Earnings for the period	1,055,000	3,012,000	(1,957,000)	(65.0%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Revenues in the first three months of 2007 increased by 37.6% to $183,500,000 based on internal growth of 16.1% and acquisition revenues of $24,683,000. Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year.

Operating income decreased to $3,822,000, representing a decrease of 36.6% versus the first three months of 2006. Included in the results of the Food Group is a decline in operating income within the Fruit Group of $4,199,000 as a result of lower margins due to increased commodity and processing costs within the Fruit Group Berry Operations. In addition, the SunOpta Food Group’s operating income reflects an increase in allocated costs from Corporate of $1,169,000 for increased information technology services as well as back office functions provided to divisions using the Oracle ERP system. Operating improvements of $449,000 were realized in Opta Minerals. Further details on revenue and operating income, including the impact of the corporate cost allocations, are provided by operating group below.

Interest expense increased by 36.6% to $1,911,000 for the three months ended March 31, 2007 due to increased average long-term debt and operating lines of approximately $21,000,000. The increase in debt is primarily related to acquisitions completed during the previous year and additional working capital utilized to fund internal growth. The average interest rate for the quarter was approximately 6.4%, slightly higher than the prior year’s first quarter at 6.2%. The Company’s long term debt to equity ratio is 0.32:1:00, below the Company’s long term target. Bank indebtedness is approximately 14% of accounts receivable and inventory, which is used to finance operating lines.

Other expense for the three months ending March 31, 2006 of $189,000 includes certain restructuring costs incurred during the quarter mainly relating to the consolidation of warehouses within the SunOpta Distribution Group. Other expenses of $85,000 in the previous year were related to costs incurred with the acquisition of Magnesium Technologies Corporation.

The income tax rate for the first three months of 2007 is approximately 26.9%. The provision for income taxes in the first three months of 2007 was lower than the first three months of 2006, due to lower earnings before income tax in the Food Group.

SUNOPTA INC.	25	March 31, 2007 10-Q/A

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:

	(Restated)
	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue
SunOpta Grains & Foods	52,591,000	39,154,000	13,437,000	34.3%
SunOpta Ingredients	17,978,000	18,113,000	(135,000)	(0.7%)
SunOpta Fruit	41,494,000	31,096,000	10,398,000	33.4%
SunOpta Distribution	54,259,000	30,908,000	23,351,000	75.6%

Food Group Revenue	166,322,000	119,271,000	47,051,000	39.4%

Operating Income[1]
SunOpta Grains & Foods	2,708,000	1,793,000	915,000	51.0%
SunOpta Ingredients	1,019,000	1,706,000	(687,000)	(40.3%)
SunOpta Fruit	(2,699,000)	1,500,000	(4,199,000)	(279.9%)
SunOpta Distribution	2,753,000	1,830,000	923,000	50.4%

Food Group Operating Income	3,781,000	6,829,000	(3,048,000)	(44.6%)

SunOpta Food Group Segment
Margin %	2.3%	5.7%		(3.4%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Food Group contributed $166,322,000 or 90.6% of total Company consolidated revenues in the first three months of 2007 versus 89.5% in the same period in 2006. The increase of 39.4% in the SunOpta Food Group reflects very strong sales volume from the SunOpta Grains & Food Group due to strong sales of soybean, corn, sunflower and refrigerated and aseptic soymilk, very strong increases in the SunOpta Canadian Food Distribution group due to improving grocery sales and acquisitions and strong internal growth from the SunOpta Fruit Group driven by increased demand for natural and organic fruits and related ingredients. These increases were offset by lower sales in the SunOpta Ingredients Group due to the previously announced loss of a contract manufacturing customer which contributed $2,542,000 in revenue in 2006.

Gross margin in the Food Group increased by $5,749,000 in the first three months of 2007 to $26,485,000 or 15.9% of revenues as compared to $20,736,000 or 17.3% of revenues in the first three months of 2006. Included in this increase are reduced margins of $2,464,000 in the Fruit Group which is primarily a function of the Berry Operations acquiring significant amounts of inventory during a period of rising commodity and processing costs. Selling prices were not updated in a timely manner to adequately pass these increased commodity and processing costs on to our customers, which ultimately had a negative impact on gross profit. Excluding the negative impact of the Berry Operations, margins have generally improved in the various other operating groups due to favorable market conditions, capacity utilization and cost reduction initiatives.

Operating income in the SunOpta Food Group decreased by $3,048,000 to $3,781,000 including the impact of $1,169,000 in higher corporate costs allocations. The decrease in operating income is mainly due to the reduced gross profit noted above within the Fruit Group. Excluding the decline of operating income in the Fruit Group and the Corporate cost allocations, the SunOpta Food Group recorded an increase in operating income of 34.0% on a comparable basis. Offsetting the decline in operating income in the Fruit Group were increases in operating income of $923,000 within the SunOpta Distribution Group, due to strong organic, kosher and grocery revenues, cost rationalization and acquisitions completed in the prior year and a $915,000 increase from the SunOpta Grains and Foods Group, due to strong soymilk revenues and a turn-around in the sunflower business. The increases noted were offset by reduced operating income of $687,000 in the SunOpta Ingredients Group primarily due to the loss of a contract for manufacturing of a soluble fiber which contributed operating margin of $545,000 in the first quarter of 2006.

SUNOPTA INC.	26	March 31, 2007 10-Q/A

SunOpta Grains & Foods Group

	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue	52,591,000	39,154,000	13,437,000	34.3%
Gross Margin	6,094,000	4,506,000	1,588,000	35.2%
Gross Margin %	11.6%	11.5%		0.1%
Segment Operating Income[1]	2,708,000	1,793,000	915,000	51.0%
Segment Margin %	5.1%	4.6%		0.5%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

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

Gross margin in the SunOpta Grains and Foods Group increased by $1,588,000 to $6,094,000 in the three months ended March 31, 2007. Gross margin as a percentage of revenues of 11.6% was slightly favorable to the prior year’s quarter by 0.1%. Higher margin rates in sunflower products, due to pricing and plant efficiencies, have led to increased gross margins of $491,000. Lower gross margin rates were realized on grains, due to higher commodity prices where a fixed margin is realized irrespective of input cost, offset by volume gains which resulted in increased net gross margins of $474,000. Soymilk and roasted product gross margins as a percentage of revenues remained consistent with the prior year and resulted in gross margin gains of $623,000.

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

SunOpta Ingredients Group
	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue	17,978,000	18,113,000	(135,000)	(0.7%)
Gross Margin	3,347,000	3,513,000	(166,000)	(4.7%)
Gross Margin	18.6%	19.4%		(0.8%)
Segment Operating Income[1]	1,019,000	1,706,000	(687,000)	(40.3%)
Segment Margin %	5.7%	9.4%		(3.7%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

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

SUNOPTA INC.	27	March 31, 2007 10-Q/A

The decrease in operating income of $687,000 to $1,019,000 reflects the decrease in gross margins noted, an increase in corporate allocated costs of $200,000 and an increase of $321,000 in SG&A attributed to increased compensation costs due to new hires in sales, applications and finance groups plus the impact of higher benefit rates.

SunOpta Fruit Group
	(Restated)
	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue	41,494,000	31,096,000	10,398,000	33.4%
Gross Margin	1,847,000	4,311,000	(2,464,000)	(57.2%)
Gross Margin	4.5%	13.9%		(9.4%)
Segment Operating Income[1]	(2,699,000)	1,500,000	(4,199,000)	(279.9%)
Segment Margin %	(6.5%)	4.8%		(11.3%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Fruit Group contributed revenues of $41,494,000 in the first three months of 2007 as compared to $31,096,000 in 2006, a 33.4% increase or $10,398,000. Internal growth within the group was 31.4%. Global sourcing operations contributed $4,422,000 of the increase primarily due to gains in industrial sales of cranberries and organic fruit purees. Revenue increased by $2,170,000 due to increased volumes of Individually Quick Frozen (IQF) strawberries and other fruits. Also contributing to the improved revenue growth was an increased in healthy fruit snacks revenue of $2,272,000 due to the continued rollout of new private label programs. The remaining increase of $1,534,000 was attributable to launch of sales of new fruit toppings to a national breakfast restaurant chain and brokerage revenues related to the late 2006 acquisition of the Hess Food Group.

Gross margins in the SunOpta Fruit Group decreased by $2,464,000 in the three months ended March 31, 2007 to $1,847,000 or 4.5% of revenue, as compared to 13.9% of revenues in 2006. The substantial decrease is a result of lower margins within the Berry Operations. More specifically, the lower margins were isolated in the Berry Operations, excluding Hess Food Group LLC ("California Berry Operations") and is described in further detail below. Gross margin contributions from other divisions within the Fruit Group increased $1,337,000 as compared to 2006. An increase of $1,053,000 due to higher volume and rates can be attributed to favorable organic and conventional fruit sourcing relating primarily to industrial fruit sales and private label offerings. The November 2006 acquisition of the Hess Food Group also resulted in margin increases of $407,000. Offsetting these increases were reduced margins of $123,000 in the healthy fruit snack business, even with the large increase in volume produced. As volumes increased the operations have incurred a number of operational issues which have resulted in high production costs and plant inefficiencies. Results in the quarter include approximately $500,000 of non recurring costs related to these operational issues. A facility expansion commenced during the first quarter which is expected to double capacity and address process inefficiencies throughout the year.

Gross margins declined by $3,801,000 within the California Berry Operations. The decline was as a result of an aggressive purchasing strategy that began in late 2006 during a time of increasing raw material and input prices primarily related to non-strawberry products. Selling prices were not updated in a timely manner to adequately pass these increased commodity and processing costs on to our customers, which had a negative impact on gross profit. Margins were further eroded by higher storage costs and higher overheads, much of which was because of the increased purchasing volume. Additional operational inefficiencies associated with capital expansion and turnover of key personnel also contributed to the decline in margin. At the time of this report, management is currently working through the existing inventory and has curtailed purchases in order to reduce on-hand inventory. Also included in the California Berry Operations was an increase in margin of $233,000 in our fruit base business, which was attributable to price increases and improved plant efficiencies.

Operating income in the SupOpta Fruit Group declined by $4,199,000 to a loss of $2,699,000 in the three months ended March 31, 2007 compared to income of $1,500,000 in 2006. In addition to the decrease in gross margin of $2,464,000 noted above, operating income was negatively impacted by an increase in other selling, general and administrative costs of $1,417,000, and increase in corporate allocated costs of $244,000, and a foreign exchange variance of $74,000. The increase in other selling, general and administrative costs is due primarily to higher compensation of $893,000 related to higher commissions paid on increased revenues and additional headcount and travel to support expanded supply agreements and new industrial product programs.

SUNOPTA INC.	28	March 31, 2007 10-Q/A

SunOpta Distribution Group
	(Restated)
	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue	54,259,000	30,908,000	23,351,000	75.6%
Gross Margin	15,197,000	8,406,000	6,791,000	80.8%
Gross Margin	28.0%	27.2%		0.8%
Segment Operating Income[1]	2,753,000	1,830,000	923,000	50.4%
Segment Margin %	5.1%	5.9%		(0.8%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Distribution Group contributed revenues of $54,259,000 in the first three months of 2007, an increase of $23,351,000 or 75.6% over the same quarter in the previous year. Internal growth within the group including growth on acquired companies was 9.6%. An increase of $15,699,000 was due to the acquisitions of Purity Life Health Products and Quest Vitamins (Purity) while the acquisition of Aux Mille et une Saisons Inc. (Aux Mille) provided an increase of $3,841,000 over the prior year's quarter. Revenues were favorably impacted by an increase in grocery and retail sales of $4,274,000 primarily due to strong sales in western Canada and an increase in natural organic and kosher product lines in eastern Canada. These increases noted were offset by declining produce sales of $463,000 in eastern Canada, including Quebec, where competitive forces were very intense.

Gross margin in the SunOpta Distribution Group increased by $6,791,000 in the three months ended March 31, 2007 to $15,197,000 or 28.0% of revenues. The increase in the gross margin rate of 0.8% was attributable to higher margins associated with the Purity acquisition of $4,839,000 and higher margins of $1,229,000 within grocery as improvements in eastern Canada offset slightly lower margins in western Canada. These positive variances were offset by slightly lower margins of $182,000 from produce operations due to increased supply costs and competitive pressures. The rate was also positively impacted by the acquisition of Aux Milles which provided incremental margin of 23.6% or $905,000.

Warehousing and distribution costs (W&D) increased to $4,938,000 from $3,429,000 in the same quarter in the previous year. SG&A expenses increased to $7,499,000 in the quarter as compared to $3,123,000 in the prior year. As a percentage of revenues, warehousing and distribution and SG&A have increased to 22.9% of revenues versus 21.2% in the comparative period. The increase is primarily due to the acquisitions of Purity and Aux Mille completed in late 2006 which have a combined W&D and SG&A rate of 27.0% reflecting the requirement for additional marketing and promotion within their product lines. Offsetting the increase noted was a decline in the combined rate of 0.7% within the remaining grocery and produce operations due primarily to various cost reduction programs and personnel consolidation. Also included in SG&A and W&D are non-cash intangible expenses of $419,000 in the quarter as compared to $209,000 in the first quarter of 2006.

The increase in operating income of $923,000 to $2,753,000 reflects the noted increase in gross margins of $6,791,000 and increased costs of $5,886,000 related to W&D and SG&A. Included in the increase in W&D and SG&A are costs attributed to the acquisitions of Purity and Aux Mille totalling $5,276,000 and an additional allocation of corporate costs of $335,000. The remaining increase of $275,000 in W&D and SG&A costs are primarily attributable to increases in brokerage and freight costs related to the growth experienced in the base business. The remaining positive variance of $18,000 is attributable to foreign exchange losses realized in the prior year that did not recur.

Opta Minerals Inc.	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue	16,463,000	13,045,000	3,418,000	26.2%
Gross Margin	4,066,000	2,752,000	1,314,000	47.7%
Gross Margin	24.7%	21.1%		3.6%
Segment Operating Income[1]	1,447,000	998,000	449,000	45.0%
Segment Margin %	8.8%	7.7%		1.1%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

SUNOPTA INC.	29	March 31, 2007 10-Q/A

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

Gross margins were $4,066,000 in the three months ended March 31, 2007 versus $2,752,000 in the three months ended March 31, 2006. The increase in margins was mainly attributable to the acquisitions of MagTech and Bimac contributing incremental margins of $1,342,000 in total. The remaining margin decline of $28,000 in the base business was very positive as volume declines in both the Canadian operations and US business were offset by margin rate gains primarily due to price increases and plant inefficiencies.

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

SunOpta BioProcess and Corporate Groups

	March 31, 2007	March 31, 2006	Change	Change
	$	$	$	%
Revenue	715,000	996,000	(281,000)	(28.2%)
Gross Margin	169,000	139,000	30,000	21.6%
Gross Margin	23.6%	14.0%
Segment Operating Loss[1]	(1,406,000)	(1,796,000)	390,000	(21.7%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

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

SUNOPTA INC.	30	March 31, 2007 10-Q/A

Liquidity and Capital Resources (at March 31, 2007)

The Company obtained its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At March 31, 2007, the Company had availability under certain lines of credit of approximately $31,900,000 (2006 - $19,000,000). Revolving acquisition lines were also available to the Company and Opta Minerals with maximum draws of up to $1,000,000 (2006 - $nil) and Cdn $2,209,000 (2006 - $3,346,000), respectively.

The Company obtained its long term financing through its credit agreement with a syndicate of lenders. The Company may expand this credit agreement, and/or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes as required.

The Company had the following sources from which it could fund its operating 2007 cash requirements:

  Cash and cash equivalents.
  Available operating lines of credit.
  Cash flows generated from operating activities.
  Cash flows generated from receipts of options currently in-the-money and the employee stock purchase plan.
  Additional long term financing based on securitization of existing assets.

In order to finance significant acquisitions, the Company may need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a target long term debt to equity ratio of approximately 0.60 to 1.00 versus the current position of 0.32 to 1.00.

The Company anticipates being able to obtain long term financing in view of its current financial position and past experience in the capital markets.

Cash Flows from Operating Activities

Net cash and cash equivalents decreased ($505,000) during first three months of 2007 (2006 – ($387,000)) to $449,000 as at March 31, 2007 (2006 - $5,068,000).

Cash flows provided by operations for the first three months of 2007 before working capital changes was $3,894,000 (2006 – $6,188,000), a decrease of $2,294,000 or 37.1%. The decrease was due primarily to weaker operating results for the quarter and non cash amortization of intangible assets and property, plant and equipment.

Cash used by operations after working capital changes was ($28,278,000) for the three months ended March 31, 2007 (2006 – ($508,000)), reflecting the use of funds for non-cash working capital of ($32,172,000) (2006 – ($6,696,000)). This utilization consists principally of an increase in inventories ($1,930,000) (2006 – ($478,000)), an increase in accounts receivable ($14,269,000) (2006 – ($4,325,000)) and a decrease in accounts payable of ($18,255,000) (2006 – ($3,050,000)). Offsetting these cash outflows are reductions in the recoveries of income taxes, prepaid expenses and other current assets and customer and other deposits totalling $2,282,000 (2006 - $1,157,000). The usage of cash flows to fund working capital in 2007 reflects the increase in working capital requirements to fund growth through the purchase of grains within the SunOpta Grains and Foods Group, organic and conventional fruit in the SunOpta Fruit Group and the seasonal kosher products within the SunOpta Distribution Group due to the Passover season. The substantial reduction of accounts payable reflects increased payments to grain farmers, additional sourcing which require international payment upon delivery and the timing of payments quarter-over-quarter.

Cash Flows from Investing Activities

Cash used by investing activities of $7,507,000 in the first three months of 2007 (2006 –$14,963,000), reflects cash used to purchase property, plant and equipment of $5,377,000 (2006 –$2,755,000), the acquisition of patented trademarks and licenses $799,000 (2006 - $nil) and increases in other assets of $1,331,000 (2006 –$11,000). In the first quarter of 2006 the Company used funds to acquire companies of $12,197,000.

Cash Flows from Financing Activities

Cash provided by financing activities was $35,528,000 in the first three months of 2007 (2006 – $14,975,000), consisting primarily of net proceeds from the issuance of common shares of $51,729,000 (2006 - $870,000) and additional borrowings of $1,500,000 (2006 - $2,542,000), offset by a reduction in bank indebtedness of $10,572,000 (2006 – increase of $12,836,000), payment of deferred purchase consideration of $1,143,000 (2006 - $129,000) and repayment of term debt of $5,986,000 (2006 – ($1,144,000).

SUNOPTA INC.	31	March 31, 2007 10-Q/A

Item 4. Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that as a result of the need to restate the condensed consolidated financial statements as at and for the three month period ended March 31, 2007, our disclosure controls and procedures were not effective as of March 31, 2007. Refer to "Management’s Report on Internal Control over Financial Reporting" as contained in Item 9A. Controls and Procedures in the Company’s most recently filed Form 10-K for a description of the material weaknesses that have been identified.

Changes in Internal Control Over Financial Reporting

SunOpta’s management, with the participation of SunOpta’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in SunOpta’s internal control over financial reporting occurred during the first quarter of fiscal 2007. Based on that evaluation, management concluded that there was a material change in SunOpta’s internal control over financial reporting during the first quarter of fiscal 2007. Specifically, the Company undertook a financial systems conversion in a reporting unit within the Fruit Group that resulted in control process changes, including manual procedures and adjustments, to most accounting cycles. Additionally, the financial systems conversion within the Fruit Group coincided with a transition of the accounts payable and accounts receivable functions of this reporting unit to our centralized shared services department.

SUNOPTA INC.	32	March 31, 2007 10-Q/A

PART II - OTHER INFORMATION.

Item 1A. Risk Factors

Refer to the most recently filed Form 10-K under the heading "Risk Factors" in Item 1A of that report for a list of certain risks associated with our operations.

Item 6. Exhibits

(a)	Exhibits -

	31.1	Certification by Steven Bromley, President and Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

	31.2	Certification by John Dietrich, Vice President and Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

	32	Certifications by Steven Bromley, President and Chief Executive Officer and John Dietrich, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350. **

	**	Filed herewith

SUNOPTA INC.	33	March 31, 2007 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

/s/ John Dietrich
Date: July 21, 2008
By John Dietrich
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	34	March 31, 2007 10-Q/A