Form 10-Q/A
period 2007-06-30
SunOpta Inc.
filed 2008-07-22
CIK 351834

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

There are 47 pages in the June 30, 2007 10-Q/A and the index follows the cover page.

SUNOPTA INC.	1	June 30, 2007 10-Q

SUNOPTA INC.
FORM 10-Q/A
Amendment No. 1 to Form 10-Q
For the quarter ended June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.

Restated Condensed Consolidated Financial Statements

Restated Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2007 and 2006.

Restated Condensed Consolidated Balance Sheets as at June 30, 2007 and December 31, 2006.

Restated Condensed Consolidated Statements of Shareholders' Equity as at June 30, 2007 and 2006.

Restated Condensed Consolidated Statements of Cash Flow for the three and six months ended June 30, 2007 and 2006.

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

EXPLANATORY NOTE TO QUARTERLY REPORT ON FORM 10-Q/A

On January 24, 2008, SunOpta Inc together with its wholly-owned subsidiaries (the "Company") announced its intention to restate its consolidated financial statements as at and for the periods ended March 31, June 30, and September 30, 2007. The Company files this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2007 (this "Form 10-Q/A"), to reflect the correction of errors that were contained in the Company's second quarter 2007 Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission ("SEC") on August 10, 2007. The second quarter 2007 consolidated financial statements are restated to include the following:

  Adjustments to correctly reflect inventory costs and quantities within the Berry Operations of the SunOpta Fruit Group (Berry Operations include the previous acquisitions of Cleugh's Frozen Foods Inc., Pacific Fruit Processors Inc., Hess Food Group LLC, and the 2007 acquisitions of Baja California Congelados S.A. de C.V., Global Trading Inc. and Congeladora Del Rio S.A. de C.V.);

  Adjustments identified in connection with the December 31, 2007 year end closing process that related to the three and six month periods ended June 30, 2007 and other adjustments deemed not to be material to the consolidated financial statements when the Company's second quarter 2007 Quarterly Report on Form 10-Q was originally filed.

The Company added revised disclosure in note 2 to the restated condensed consolidated financial statements, to describe in more detail the nature and impact of the adjustments to the previously filed second quarter 2007 consolidated financial statements. The Company has also updated the discussion under Item 4. Disclosure Controls and Procedures in connection with the restatement. Items 3 in Part I and 1, 2, 3, 4 and 5 in Part II, for which there is no change from the original filing, have been omitted.

SUNOPTA INC.	3	June 30, 2007 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Restated Condensed Consolidated Financial Statements

SunOpta Inc.

For the Three and Six Months Ended June 30, 2007

(Unaudited)

SUNOPTA INC.	4	June 30, 2007 10-Q

SunOpta Inc.
Restated Condensed Consolidated Statements of Earnings and Comprehensive Income
For the three months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2007	2006
	$	$

	(Restated - note 2)

Revenues	206,378	155,745

Cost of goods sold	170,828	128,399

Gross profit	35,550	27,346

Warehousing and distribution expenses	4,969	3,834
Selling, general and administrative expenses	23,138	14,600
Intangible asset amortization	1,012	737
Other expense, net	217	194
Foreign exchange gain	(378)	(597)

Earnings before the following	6,592	8,578

Interest expense, net	(1,817)	(1,748)

Earnings before income taxes	4,775	6,830

Provision for income taxes	1,048	2,087

Earnings before minority interest	3,727	4,743

Minority interest	322	400

Earnings for the period	3,405	4,343

Change in foreign currency translation adjustment	5,546	1,860

Comprehensive income	8,951	6,203

Earnings per share for the period (note 7)

– Basic	0.05	0.08

– Diluted	0.05	0.08

(See accompanying notes to restated condensed consolidated financial statements)

SUNOPTA INC.	5	June 30, 2007 10-Q

SunOpta Inc.
Restated Condensed Consolidated Statements of Earnings and Comprehensive Income
For the six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2007	2006
	$	$

	(Restated – note 2)

Revenues	389,878	289,057

Cost of goods sold	323,607	238,083

Gross profit	66,271	50,974

Warehousing and distribution expenses	9,907	7,492
Selling, general and administrative expenses	44,187	27,787
Intangible asset amortization	1,995	1,281
Other expense, net	406	279
Foreign exchange gain	(449)	(389)

Earnings before the following	10,225	14,524

Interest expense, net	(3,729)	(3,147)

Earnings before income taxes	6,496	11,377

Provision for income taxes	1,513	3,490

Earnings before minority interest	4,983	7,887

Minority interest	524	532

Earnings for the period	4,459	7,355

Change in foreign currency translation adjustment	6,211	1,747

Comprehensive income	10,670	9,102

Earnings per share for the period (note 7)

– Basic	0.07	0.13

– Diluted	0.07	0.13

(See accompanying notes to restated condensed consolidated financial statements)

SUNOPTA INC.	6	June 30, 2007 10-Q

SunOpta Inc.
Restated Condensed Consolidated Balance Sheets
As at June 30, 2007 and December 31, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	December 31,
	2007	2006
	$	$

Assets	(Restated – note 2)

Current assets

Cash and cash equivalents (note 13)	29,680	954
Accounts receivable	99,358	73,599
Inventories (note 5)	168,661	126,736
Prepaid expenses and other current assets	7,451	8,129
Current income taxes recoverable	-	1,829
Deferred income taxes	2,158	1,824

	307,308	213,071

Property, plant and equipment	103,794	87,487
Goodwill (note 3)	54,890	50,521
Intangible assets, net (note 3)	47,607	46,879
Deferred income taxes	5,349	5,615
Other assets (note 10(a))	3,067	1,157

	522,105	404,730
Liabilities

Current liabilities
Bank indebtedness (note 8)	63,813	40,663
Accounts payable and accrued liabilities	86,583	80,851
Customer and other deposits	570	957
Current portion of long-term debt (note 8)	7,947	8,433
Current portion of long-term liabilities	1,289	1,736

	160,202	132,640

Long-term debt (note 8)	68,456	69,394
Long-term liabilities	3,065	3,607
Deferred income taxes	9,798	12,156

	241,521	217,797

Preferred shares issued by subsidiary (note 4)	27,224	-

Minority interest	10,809	10,230

Shareholders' Equity

Capital stock (note 6)	166,616	112,318
63,103,383 common shares (December 31, 2006 – 57,672,053)
648,300 warrants (December 31, 2006 – Nil)
Additional paid in capital (note 6)	4,968	4,188
Retained earnings	55,897	51,338
Cumulative other comprehensive income	15,070	8,859

	242,551	176,703

	522,105	404,730

(See accompanying notes to restated condensed consolidated financial statements)

SUNOPTA INC.	7	June 30, 2007 10-Q

SunOpta Inc.
Restated Condensed Consolidated Statements of Shareholders' Equity
As at June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

				Cumulative
		Additional		other
	Capital	paid in	Retained	comprehensive
	stock	capital	earnings	income	Total
	$	$	$	$	$
				(Restated – note 2)

Balance at December 31, 2006	112,318	4,188	51,338	8,859	176,703

Options exercised	1,237	-	-	-	1,237
Employee stock purchase plan	417	-	-	-	417
Equity offering	51,882	-	-	-	51,882
Warrants issued	762	-	-	-	762
Stock based compensation	-	780	-	-	780
Adoption of new accounting policy (note 14)	-	-	100	-	100
Earnings for the period	-	-	4,459	-	4,459
Currency translation adjustment	-	-	-	6,211	6,211

Balance at June 30, 2007	166,616	4,968	55,897	15,070	242,551

				Cumulative
		Additional		other
	Capital	paid in	Retained	comprehensive
	stock	capital	earnings	income	Total
	$	$	$	$	$

Balance at December 31, 2005	106,678	3,235	40,379	9,792	160,084

Warrants exercised	60	-	-	-	60
Options exercised	2,639	-	-	-	2,639
Employee stock purchase plan	278	-	-	-	278
Stock based compensation	-	166	-	-	166
Earnings for the period	-	-	7,355	-	7,355
Currency translation adjustment	-	-	-	1,747	1,747

Balance at June 30, 2006	109,655	3,401	47,734	11,539	172,329

(See accompanying notes to restated condensed consolidated financial statements)

SUNOPTA INC.	8	June 30, 2007 10-Q

SunOpta Inc.
Restated Condensed Consolidated Statements of Cash Flow
For the three months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2007	2006
	$	$

	(Restated – note 2)

Cash provided by (used in)

Operating activities
Earnings for the period	3,405	4,343
Items not affecting cash
Amortization	3,496	2,731
Deferred income taxes	(265)	115
Minority interest	322	400
Other	307	449
Changes in non-cash working capital, net of businesses acquired (note 9)	(17,359)	229

	(10,094)	8,267
Investing activities
Acquisition of companies, net of cash acquired	(13,380)	-
Purchases of property, plant and equipment, net	(7,104)	(2,069)
Other	(88)	182

	(20,572)	(1,887)
Financing activities
Increase (decrease) in line of credit facilities	32,306	(7,478)
Borrowings under long-term debt	-	258
Repayment of long-term debt	(1,518)	(1,160)
Proceeds from the issuance of common shares, net of issuance costs	887	2,107
Proceeds from the issuance of preference shares by subsidiary (note 4)	27,954	-
Payment of deferred purchase consideration	-	(260)
Other	54	(241)
	59,683	(6,774)

Foreign exchange gain on cash held in a foreign currency	214	2

Increase (decrease) in cash and cash equivalents during the period	29,231	(392)

Cash and cash equivalents – beginning of the period	449	5,068

Cash and cash equivalents – end of the period	29,680	4,676

See note 9 for supplemental cash flow information

(See accompanying notes to restated condensed consolidated financial statements)

SUNOPTA INC.	9	June 30, 2007 10-Q

SunOpta Inc.
Restated Condensed Consolidated Statements of Cash Flow
For the six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2007	2006
	$	$

	(Restated – note 2)

Cash provided by (used in)

Operating activities
Earnings for the period	4,459	7,355
Items not affecting cash
Amortization	6,927	5,346
Deferred income taxes	(1,295)	436
Minority interest	524	532
Other	544	557
Changes in non-cash working capital, net of businesses acquired (note 9)	(49,531)	(6,467)

	(38,372)	7,759
Investing activities
Acquisition of companies, net of cash acquired	(13,380)	(12,197)
Purchases of property, plant and equipment, net	(12,481)	(4,824)
Purchase of patents, trademarks and other intangible assets	(887)	-
Other	(1,331)	171

	(28,079)	(16,850)
Financing activities
Increase in line of credit facilities	21,734	5,358
Borrowings under long-term debt	1,500	2,800
Repayment of term debt	(7,504)	(2,304)
Proceeds from the issuance of common shares, net of issuance costs	52,616	2,977
Proceeds from the issuance of preference shares by subsidiary (note 4)	27,954	-
Payment of deferred purchase consideration	(1,089)	(260)
Other	-	(370)
	95,211	8,201

Foreign exchange (loss) gain on cash held in a foreign currency	(34)	111

Increase (decrease) in cash and cash equivalents during the period	28,726	(779)

Cash and cash equivalents – beginning of the period	954	5,455

Cash and cash equivalents – end of the period	29,680	4,676

See note 9 for supplemental cash flow information

(See accompanying notes to restated condensed consolidated financial statements)

SUNOPTA INC.	10	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
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

2.

Restatement of Previously Issued Financial Statements

On January 24, 2008, the Company announced the discovery of errors related to inventories within the SunOpta Fruit Group's Berry Operations, and that as a result of those errors, the previously issued condensed consolidated financial statements for the three quarters of 2007 would need to be restated.

SunOpta Fruit Group - Berry Operations

To quantify the misstatement included in the Form 10-Q for the period ended June 30, 2007, (the "Original 10-Q"), the Company performed detailed procedures, analysis and reconciliations to correct for errors in the costing of inventory, the quantities of inventories held, the valuation of inventories at the lower of cost and market as at and for the three and six month periods ended June 30, 2007. These procedures were conducted by management with the assistance of independent accounting advisors. Based on this detailed examination, the Company determined that revenues, accounts receivable and inventories previously reported were overstated and that cost of sales and accounts payable previously reported were understated and accordingly, the consolidated financial statements as at and for the period ended June 30, 2007 required adjustment. Adjustments were required to correct for errors in cut-off of revenues and purchasing, costing of inventories, the reconciliation quantities of inventories held at third party warehouses, and the valuation of inventories at the lower of cost or market and the related income tax effects.

Other Adjustments

The restated condensed consolidated financial statements for the three and six months ended June 30, 2007 also include other adjustments that, when the condensed consolidated financial statements were originally filed, were considered either immaterial, or were identified during the December 31, 2007 year end closing process and related to the previously filed quarterly financial statements. Other adjustments include a reclassification from intangible assets to goodwill related to a business acquisition that occurred in 2006, a correction of gross margin recognized on an in-progress project, corrections to the allocation of the purchase price to assets and liabilities of Congeladora del Rio S.A. de C.V. and Global Trading Inc., adjustments to eliminate intercompany revenue and associated cost of goods sold with no impact on gross profit, an adjustment to additional paid in capital to record a tax benefit related to the exercise of certain stock based awards and an adjustment to the fair value assigned to the warrants issued in conjunction with the preferred share issuance.

Compared to the previously filed second quarter consolidated financial statements, the impact of all adjustments was a decrease in earnings for the period of $3,345 and a decrease in basic and diluted earnings per share of $0.06 for the three months ended June 30, 2007. For the six months ended June 30, 2007 the impact of all adjustments was a decrease in earnings for the period of $6,141 and a decrease in basic and diluted earnings per share of $0.10.

The following table reconciles the balances from the Original 10-Q to the restated condensed consolidated financial statements:

SUNOPTA INC.	11	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Restatement of Financial Statements continued

Condensed Consolidated Statement of Earnings and	As Initially	Berry	Other
Comprehensive Income	Reported	Adjustments	Adjustments	Restated
For the three months ended June 30, 2007	($)	($)	($)	($)

Revenues	207,977	(410)	(1,189)	206,378

Cost of goods sold	167,859	3,311	(342)	170,828

Gross profit	40,118	(3,721)	(847)	35,550

Warehousing and distribution expenses	4,969	-	-	4,969
Selling, general and administrative expenses	22,962	4	172	23,138
Intangible asset amortization	1,012	-	-	1,012
Other expense, net	217	-	-	217
Foreign exchange	(227)	-	(151)	(378)

Earnings before the following	11,185	(3,725)	(868)	6,592

Interest expense, net	(1,817)	-	-	(1,817)

Earnings before income taxes	9,368	(3,725)	(868)	4,775

Provision for income taxes	2,296	(1,008)	(240)	1,048

Earnings before minority interest	7,072	(2,717)	(628)	3,727

Minority interest	322	-	-	322

Earnings for the period	6,750	(2,717)	(628)	3,405

Change in foreign currency translation adjustment	5,546	-	-	5,546

Comprehensive income	12,296	(2,717)	(628)	8,951

Earnings per share for the period

– Basic	0.11			0.05

– Diluted	0.11			0.05

SUNOPTA INC.	12	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Restatement of Financial Statements continued

Condensed Consolidated Statement of Earnings and	As Initially	Berry	Other
Comprehensive Income	Reported	Adjustments	Adjustments	Restated
For the six months ended June 30, 2007	($)	($)	($)	($)

Revenues	391,417	(350)	(1,189)	389,878

Cost of goods sold	316,457	7,443	(293)	323,607

Gross profit	74,960	(7,793)	(896)	66,271

Warehousing and distribution expenses	9,907	-	-	9,907
Selling, general and administrative expenses	43,989	26	172	44,187
Intangible amortization	1,995	-	-	1,995
Other expense, net	406	-	-	406
Foreign exchange	(309)	-	(140)	(449)

Earnings before the following	18,972	(7,819)	(928)	10,225

Interest expense, net	(3,729)	-	-	(3,729)

Earnings before income taxes	15,243	(7,819)	(928)	6,496

Provision for income taxes	4,119	(2,310)	(296)	1,513

Earnings before minority interest	11,124	(5,509)	(632)	4,983

Minority interest	524	-	-	524

Earnings for the period	10,600	(5,509)	(632)	4,459

Change in foreign currency translation adjustment	6,211	-	-	6,211

Comprehensive income	16,811	(5,509)	(632)	10,670

Earnings per share for the period

– Basic	0.17			0.07

– Diluted	0.17			0.07

SUNOPTA INC.	13	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Restatement of Financial Statements continued

	As Initially	Berry	Other
Condensed Consolidated Balance Sheet	Reported	Adjustments	Adjustments	Restated
As at June 30, 2007	($)	($)	($)	($)

Assets

Current assets
Cash and cash equivalents	29,680	-	-	29,680
Accounts receivable	99,708	(350)	-	99,358
Inventories	171,626	(2,793)	(172)	168,661
Prepaid expenses and other current assets	7,896	-	(445)	7,451
Deferred income taxes	1,824	-	334	2,158

	310,734	(3,143)	(283)	307,308

Property, plant and equipment	103,675	-	119	103,794
Goodwill	54,433	-	547	54,980
Intangible assets, net	48,771	-	(1,164)	47,607
Deferred income taxes	5,349	-	-	5,349
Other assets	2,462	-	605	3,067

	525,424	(3,143)	(176)	522,105
Liabilities

Current liabilities
Bank indebtedness	63,813	-	-	63,813
Accounts payable and accrued liabilities	81,799	4,676	108	86,583
Customer and other deposits	570	-	-	570
Current portion of long-term debt	7,947	-	-	7,947
Current portion of long-term liabilities	1,289	-	-	1,289

	155,418	4,676	108	160,202

Long-term debt	68,456	-	-	68,456
Long-term liabilities	3,065	-	-	3,065
Deferred income taxes	12,268	(2,310)	(160)	9,798

	239,207	2,366	(52)	241,521

Preferred shares issued by subsidiary	26,890	-	334	27,224

Minority interest	10,809	-	-	10,809

Shareholders' Equity

Capital stock	166,876	-	(260)	166,616
Additional paid in capital	4,634	-	334	4,968
Retained earnings	61,938	(5,509)	(532)	55,897
Cumulative other comprehensive income	15,070	-	-	15,070

	248,518	(5,509)	(458)	242,551

	525,424	(3,143)	(176)	522,105

SUNOPTA INC.	14	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Restatement of Financial Statements continued

	As Initially	Berry	Other
Condensed Consolidated Statement of Cash Flows	Reported	Adjustments	Adjustments	Restated
For the three months ended June 30, 2007	($)	($)	($)	($)
Cash provided by (used in)

Operating activities
Earnings for the period	6,750	(2,717)	(628)	3,405
Items not affecting cash
Amortization	3,496	-	-	3,496
Deferred income taxes	983	(1,008)	(240)	(265)
Minority interest	322	-	-	322
Other	307	-	-	307
Changes in non-cash working capital, net of businesses
acquired	(21,997)	3,725	913	(17,359)

	(10,139)	-	45	(10,094)
Investing activities
Acquisition of companies, net of cash acquired	(13,380)	-	-	(13,380)
Purchases of property, plant and equipment, net	(6,985)	-	(119)	(7,104)
Other	(88)	-	-	(88)

	(20,453)	-	(119)	(20,572)
Financing activities
Increase in line of credit facilities	32,306	-	-	32,306
Borrowings under long-term debt	-	-	-	-
Repayment of long-term debt	(1,518)	-	-	(1,518)
Proceeds from the issuance of common shares, net of
issuance costs	887	-	-	887
Proceeds from the issuance of preference shares by
subsidiary	27,880	-	74	27,954
Payment of deferred purchase consideration	(1,089)	-	-	(1,089)
Other	1,143	-	-	1,143
	59,609		74	59,683

Foreign exchange gain on cash held in a foreign
currency	214	-	-	214

Increase in cash and cash equivalents during the
period	29,231	-	-	29,231

Cash and cash equivalents – beginning of the period	449	-	-	449

Cash and cash equivalents – end of the period	29,680	-	-	29,680

SUNOPTA INC.	15	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Restatement of Financial Statements continued

Condensed Consolidated Statement of Cash Flows	As Initially	Berry	Other
For the six months ended June 30, 2007	Reported	Adjustments	Adjustments	Restated
	($)	($)	($)	($)
Cash provided by (used in)

Operating activities
Earnings for the period	10,600	(5,509)	(632)	4,459
Items not affecting cash
Amortization	6,927	-	-	6,927
Deferred income taxes	1,311	(2,310)	(296)	(1,295)
Minority interest	524	-	-	524
Other	544	-	-	544
Changes in non-cash working capital, net of businesses
acquired	(58,323)	7,819	973	(49,531)

	(38,417)	-	45	(38,372)
Investing activities
Acquisition of companies, net of cash acquired	(13,380)	-	-	(13,380)
Purchases of property, plant and equipment, net	(12,362)	-	(119)	(12,481)
Purchase of patents, trademarks and other intangible
assets	(887)	-	-	(887)
Other	(1,331)	-	-	(1,331)

	(27,960)	-	(119)	(28,079)
Financing activities
Increase in line of credit facilities	21,734	-	-	21,734
Borrowings under long-term debt	1,500	-	-	1,500
Repayment of term debt	(7,504)	-	-	(7,504)
Proceeds from the issuance of common shares, net of
issuance costs	52,616	-	-	52,616
Proceeds from the issuance of preference shares by
subsidiary	27,880	-	74	27,954
Payment of deferred purchase consideration	(1,089)	-	-	(1,089)
	95,137	-	74	95,211

Foreign exchange gain on cash held in a foreign
currency	(34)	-	-	(34)

Increase in cash and cash equivalents during the
period	28,726	-	-	28,726

Cash and cash equivalents – beginning of the period	954	-	-	954

Cash and cash equivalents – end of the period	29,680	-	-	29,680

SUNOPTA INC.	16	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

3.

Business acquisitions

The Company completed two acquisitions in the quarter. All of these acquisitions have been accounted for using the purchase method of accounting and the condensed consolidated financial statements include the results of operations for these businesses from the date of acquisition. The following are the preliminary purchase allocations for these acquisitions:

	Congeladora del Rio	Baja California
	S.A. de C.V. and	Congelados,
	Global Trading Inc.	S.A. de C.V.
	(a)	(b)	Total
	$	$	$
			(Restated – note 2)
Net assets acquired:
Current assets	3,826	3,785	7,611
Property, plant and equipment	4,381	2,688	7,069
Goodwill	2,501	-	2,501
Intangible assets	74	-	74
Other long-term assets	605	-	605
Current liabilities	(798)	-	(798)
Deferred income tax liability	(236)	-	(236)

	10,353	6,473	16,826

Consideration paid:
Cash consideration	6,853	6,473	13,326
Note payable	3,500	-	3,500

	10,353	6,473	16,826

As a result of the restatement described in note 2, the allocation of consideration paid to net assets acquired has been adjusted.

a)

Congeladora del Rio S.A. de C.V. and Global Trading Inc.

On May 14, 2007, SunOpta Inc. announced that it had completed the acquisitions of the net operating assets of Congeladora del Rio, S.A. de C.V. ("Del Rio"), and all of the outstanding shares of Global Trading Inc., ("Global") for total consideration of $10,353. Consideration included cash of $6,853 including acquisition costs and notes payable of $3,500. No additional consideration is payable under the agreement. The promissory notes payable to former shareholders bear an interest rate of 6% and are payable in quarterly installments over the next three years. The goodwill acquired in this acquisition is not deductible for tax purposes.

Del Rio operates a fruit processing facility in Irapuato, Mexico. The facility processes strawberries, peaches, mangos, bananas, pineapples, honeydew melons and other fruits, into individually-quick frozen, block frozen and purees for the food service, industrial and retail markets. Under the terms of the agreement, SunOpta purchased all of the net operating assets, including working capital, equipment, land and buildings.

Global, the U.S.-based marketing agent for Del Rio located in Greenville, South Carolina, markets the fruits processed at Del Rio. Global's offices include sales, customer service and accounting support.

The acquisitions of Del Rio and Global provide additional capacity plus other potentially synergistic opportunities to the SunOpta Fruit Group. In addition, the acquisition completes the Group's vertically integrated model for other fruit varieties, noted above, and expands its core production capabilities.

SUNOPTA INC.	17	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
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

4.

Preferred Shares Issued by Subsidiary (Restated – note 2)

On June 7, 2007, the Company's subsidiary, SunOpta BioProcess Inc. ("SunOpta BioProcess"), completed a private placement for the sale of 1,500,000 non-dividend bearing, convertible preferred shares of SunOpta BioProcess for gross proceeds of $30,000. SunOpta BioProcess incurred issuance costs of approximately $2,808 in relation to this preferred share offering including the fair value (non-cash) of $762 assigned to warrants of SunOpta Inc. granted to investors as part of the financing. These issuance costs have been offset against the carrying value of the preferred shares. The preferred shares do not bear any dividend rate and contain a conversion feature that allows the holders to convert the preferred shares to common shares of SunOpta BioProcess at any time on a one for one basis. At any time following the seventh anniversary of the closing date of (June 8, 2014) or upon the occurrence of a change in control, holders of the majority of preferred shares will have the right to require SunOpta BioProcess to redeem all of the preferred shares for a cash payment equal to the original issue price ($20 per share and in aggregate $30,000). Should SunOpta BioProcess complete a qualified initial public offering (defined in the preferred share agreement as greater than $50,000), the preferred shares would automatically be converted into common shares of SunOpta BioProcess upon closing of the transaction, resulting in a dilution of SunOpta Inc.'s interest from 100% to approximately 86%. In the event a qualified initial public offering (defined in the preferred share agreement as greater than $50,000) does not occur prior to the seventh anniversary (June 8, 2014) the preferred shares would then represent a liability of SunOpta BioProcess, as the preferred shareholders would have the option to redeem their shares for a cash payment equal to the original issue price of $20 per share.

Included in issuance costs discussed above is the fair value of $762 attributed to warrants to purchase 648,300 common shares of SunOpta Inc. at a price of $11.57 (exercisable anytime over six months from the date of closing) that were granted to the SunOpta BioProcess preferred share investors upon the closing of the transaction. The fair value of these warrants was determined using the Black-Scholes option-pricing model (using a volatility of 40.2%, risk-free rate of 4.99% and a six month life) and the fair value attributed to them was $762.

The preferred shares are presented net of issuance costs (with no associated tax benefit) and the value of the preferred shares will be accreted to the $30,000 redemption value over a seven year period using the effective interest method. Included in interest expense during the three and six month periods ended June 30, 2007 is $32 of accretion expense.

SUNOPTA INC.	18	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

4.

Preferred Shares Issued by Subsidiary (Restated – note 2) continued

In conjunction with the private placement, SunOpta BioProcess granted 800,000 Restricted Stock Units ("RSU") and 800,000 stock options (with an exercise price of $20 per share) in SunOpta BioProcess common shares to certain employees of SunOpta BioProcess. The RSU's allow for a cash payment or the grant of shares to certain employees equal to the issuance price in a future initial public offering (to a maximum of $20 per share). The RSU's and the stock options granted only vest if a change of control of SunOpta BioProcess occurs, or SunOpta BioProcess completes a qualified initial public offering and as such these units are considered performance based awards under SFAS No. 123(R). Accordingly, no expense is recorded in the consolidated financial statements until the contingent element of the award has been resolved. RSU's expire ten days after vesting whereas unless terminated earlier in accordance with SunOpta BioProcess' stock option plan, the stock options expire on the seventh anniversary of the closing date (i.e. June 7. 2014). Should SunOpta BioProcess complete a qualified initial public offering, the preferred shares and RSU's could be converted into common shares of SunOpta BioProcess upon closing of the transaction, resulting in a dilution of SunOpta Inc.'s wholly owned interests in SunOpta BioProcess to 75% (if all shares and options are issued). In the event a qualified initial public offering (defined in the preferred share agreement as greater than $50,000) does not occur prior to the seventh anniversary (June 8, 2014) the preferred shares would then represent a liability of SunOpta BioProcess, as the preferred shareholders would have the option to redeem their shares for a cash payment equal to the original issue price of $20 per share.

At the date of the grant, the Company has estimated that the fair value associated with the stock option grant is $11,025 and RSU's is $14,400. The fair value of the options was calculated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0%, an expected volatility based on industry peers of 81.25%, a risk-free interest rate of 5.11% and an estimated useful life of up to 7 years. The fair value is based on estimates of the number of options that management expects to vest which was estimated to be 90%. The fair value of the RSU's is calculated using the maximum $20 per share that could be paid. Given that no market exists for SunOpta BioProcess' common shares, there exists significant measurement uncertainty in assessing the fair values of the RSU's and stock options.

As a result of the restatement described in note 2, the amount of preferred shares issued by subsidiary has been increased from $26,890 to $27,224.

5.

Inventories

	June 30,	December 31,
	2007	2006
	$	$
	(Restated – note 2)

Raw materials and work in process	32,126	33,182
Finished goods	124,090	85,700
Grain	12,445	7,854
	168,661	126,736
Grain inventories consist of the following:
Company owned grain	11,390	7,637
Unrealized gain (loss) on
Sale and purchase contracts	2,158	1,340
Future contracts	(1,103)	(1,123)

	12,445	7,854

As a result of the restatement described in note 2, finished goods inventories have been reduced from $127,055 to $124,090.

SUNOPTA INC.	19	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.

Capital stock and additional paid in capital

	June 30,	December 31,
	2007	2006
	$	$
	(Restated – note 2)
Capital Stock (Issued and fully paid )
63,103,383 common shares (December 31, 2006 – 57,672,053)	165,854	112,318
648,300 warrants (December 31, 2006 – Nil)	762	-
Capital Stock	166,616	112,318

Additional paid in capital	4,968	4,188

As a result of the restatement described in note 2, additional paid in capital has been increased from $4,634 to $4,968 and capital stock has been decreased from $166,876 to $166,616.

(a)

On June 8, 2007, the Company issued 1,500,000 non-dividend bearing, convertible preferred shares of SunOpta BioProcess Inc. (see note 4). In conjunction with the preferred shares issued by a subsidiary (note 3), warrants to purchase 648,300 common shares of the Company were issued. A fair value of $762 (non-cash) was assigned to these warrants, using the Black-Scholes option pricing model.

(b)

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

(h)

In the six months ended June 30, 2007, no warrants were exercised; however, in the six months ended June 30, 2006, 35,000 common shares were issued upon the exercise of warrants for proceeds of $60.

SUNOPTA INC.	20	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.

Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	$	$	$	$
	(Restated –		(Restated –
	note 2)		note 2)

Earnings for the period	3,405	4,343	4,459	7,355

Weighted average number of shares used in basic
earnings per share	63,040,567	57,099,478	61,738,081	56,908,642

Dilutive potential of the following:
Employee/director stock options	830,011	729,467	782,080	581,616
Dilutive Warrants	9,931	-	-	-

Diluted weighted average number of shares outstanding	63,880,509	57,828,945	62,520,161	57,490,258
Earnings per share:
Basic	0.05	0.08	0.07	0.13
Diluted	0.05	0.08	0.07	0.13

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

8.

Long-term debt and banking facilities

	June 30,	December 31,
	2007	2006
	$	$
Term loan (a)(i)	45,000	45,000
Term loan (a)(ii)	8,500	10,000
Other long-term debt (b)	22,903	22,827
	76,403	77,827
Less current portion	(7,947)	(8,433)

	68,456	69,394

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

SUNOPTA INC.	21	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
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

SUNOPTA INC.	22	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.

Long-term debt and banking facilities, continued

All of the above facilities are collateralized by a first priority security against substantially all of the Company's assets in both Canada and the United States with the exception of the assets of Opta Minerals.

(b)

Other long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
	$	$
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

These facilities have been collateralized by a priority security interest against substantially all of the Opta Minerals Inc.'s assets.

Cash on deposit with lending institutions has also been netted against borrowings under the lines of credit with the same institutions.

SUNOPTA INC.	23	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.

Supplemental cash flow information

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	$	$	$	$
	(Restated – note 2		(Restated – note 2)
Changes in non-cash working capital:
Accounts receivable	(7,411)	(3,521)	(21,680)	(7,846)
Inventories	(31,113)	(6,880)	(33,043)	(7,358)
Recoveries of income taxes	3	759	1,829	1,847
Prepaid expenses and other current assets	652	1,189	682	264
Accounts payable and accrued liabilities	21,323	9,771	3,068	6,721
Customer and other deposits	(813)	(1,089)	(387)	(95)

	(17,359)	229	(49,531)	(6,467)
Cash paid for:
Interest	1,945	1,685	3,926	3,138
Income taxes	701	726	1,099	825

As a result of the restatement described in note 2, changes in non-cash working capital, net of businesses acquired has been adjusted from ($21,997) to ($17,359) for the three month period ended June 30, 2007. For the six month period ended June 30, 2007, non-cash working capital, net of business acquired has been adjusted from ($58,323) to ($49,531).

10.

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

SUNOPTA INC.	24	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.

Pro-forma data (unaudited)

Condensed pro-forma income statement, as if the acquisitions completed in 2006 and 2007 had occurred at the beginning of 2006, is as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	$	$	$	$
	(Restated –		(Restated –
	note 2)		note 2)

Revenue	208,543	180,712	395,976	339,251
Earnings for the period	3,391	4,715	4,390	7,807

EPS - Basic	0.05	0.08	0.07	0.14
EPS - Diluted	0.05	0.08	0.07	0.14

12.

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

iv)

SunOpta Distribution Group ("Distribution Group") represents the final layer of the Company's vertically integrated natural and organic foods business model. This group operates a national natural, organic and specialty foods and health and beauty aids, vitamins, supplements and neutraceutical distribution network in Canada.

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

SUNOPTA INC.	25	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

12.

Segmented information continued

The Company's assets, operations and employees are located in Canada, the United States and Mexico. Revenues from external countries are allocated to the United States, Canada and Other market based on the location of the customer. Other expense, net, interest expense, net, provision for income taxes and minority interest are not allocated to the segments.

				Three months ended
				June 30, 2007
				(Restated – note 2)
			SunOpta
			BioProcess and
	Food Group	Opta Minerals	Corporate	Consolidated
	$	$	$	$
External revenues by market:
United States	121,193	13,729	293	136,404
Canada	57,112	4,491	-	61,603
Other	9,360	174	26	8,371
Total revenues from external customers	187,665	18,394	319	206,378

Segment earnings before other expense, net	7,319	2,061	(2,571)	6,809
Other expense, net				217
Earnings before the following				6,592

Interest expense, net				(1,818)
Provision for income taxes				1,048
Minority interest				321
Earnings for the period				3,405

As a result of the restatement described in note 2, Food Group segment earnings has been reduced from $11,411 to $7,319 and SunOpta BioProcess and Corporate segment earnings has been reduced from a loss of $2,070 to a loss of $2,571.

The SunOpta Food Group has the following segmented reporting:

				Three months ended
					June 30, 2007
				(Restated – note 2)
	Grains and Foods	Ingredients		Distribution
	Group	Group	Fruit Group	Group	Food Group
	$	$	$	$	$
External revenues by market:
United States	54,727	15,629	50,513	324	121,193
Canada	1,855	2,224	2,114	50,919	57,112
Other	8,036	642	682	-	9,360
Total revenues from external
customers	64,618	18,495	53,309	51,243	187,665

Segment earnings before
other expense, net	4,695	1,972	(1,137)	1,789	7,319

As a result of the restatement described in note 2, Fruit Group segment earnings has been reduced from $2,955 to a loss of $1,137 and as a result, Food Group segment earnings has been reduced from $11,411 to $7,319.

SUNOPTA INC.	26	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

12.

Segmented information continued

				Three months ended
				June 30, 2006
			SunOpta
			BioProcess and
	Food Group	Opta Minerals	Corporate	Consolidated
	$	$	$	$
External revenues by market:
United States	92,140	12,148	-	104,288
Canada	35,012	5,808	15	40,835
Other	10,135	304	183	10,622
Total revenues from external customers	137,287	18,260	198	155,745

Segment earnings before other expense , net	8,168	2,396	(1,792)	8,772
Other expense, net				194
Earnings before the following				8,578

Interest expense, net				(1,748)
Provision for income taxes				2,087
Minority interest				400
Earnings for the period				4,343

The SunOpta Food Group has the following segmented reporting:

				Three months ended
					June 30, 2006
	Grains and Foods	Ingredients		Distribution
	Group	Group	Fruit Group	Group	Food Group
	$	$	$	$	$
External revenues by market:
United States	40,959	13,505	37,603	73	92,140
Canada	1,229	1,466	1,594	30,723	35,012
Other	7,674	2,167	294	-	10,135
Total revenues from external
customers	49,862	17,138	39,491	30,796	137,287

Segment earnings before
other expense, net	2,273	1,774	2,870	1,251	8,168

SUNOPTA INC.	27	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

12.

Segmented information continued

				Six months ended
				June 30, 2007
				(Restated – note 2)
			SunOpta
			BioProcess and
	Food Group	Opta Minerals	Corporate	Consolidated
	$	$	$	$
External revenues by market:
United States	218,867	26,338	991	246,196
Canada	117,622	8,176	-	125,798
Other	17,498	343	43	17,884
Total revenues from external customers	353,987	34,857	1,034	389,878

Segment earnings before other expense , net	11,100	3,508	(3,977)	10,631
Other expense, net				406
Earnings before the following				10,225

Interest expense, net				(3,729)
Provision for income taxes				1,513
Minority interest				524
Earnings for the period				4,459

As a result of the restatement described in note 2, Food Group segment earnings has been reduced from $19,346 to $11,100 and SunOpta BioProcess and Corporate segment earnings has been reduced from a loss of $3,476 to a loss of $3,977.

					Six months ended
					June 30, 2007
					(Restated – note 2)
	Grains and Foods	Ingredients		Distribution
	Group	Group	Fruit Group	Group	Food Group
	$	$	$	$	$
External revenues by market:
United States	97,574	30,894	89,819	580	218,867
Canada	4,297	4,225	4,178	104,922	117,622
Other	15,338	1,354	806	-	17,498
Total revenues from external
customers	117,209	36,473	94,803	105,502	353,987

Segment earnings before
other expense, net	7,403	2,991	(3,836)	4,542	11,100

As a result of the restatement described in note 2, Fruit Group segment earnings has been reduced from $4,410 to a loss of $3,836 and as a result, Food Group segment earnings has been reduced from $19,346 to $11,100.

SUNOPTA INC.	28	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

12.

Segmented information continued

				Six months ended
				June 30, 2006
			SunOpta
			BioProcess and
	Food Group	Opta Minerals	Corporate	Consolidated
	$	$	$	$
External revenues by market:
United States	166,826	20,547	-	187,373
Canada	69,517	10,444	15	79,976
Other	20,215	315	1,179	21,708
Total revenues from external customers	256,558	31,305	1,194	289,057

Segment earnings before other expense , net	14,997	3,394	(3,588)	14,803
Other expense, net				279
Earnings before the following				14,524

Interest expense, net				(3,147)
Provision for income taxes				3,490
Minority interest				532
Earnings for the period				7,355

					Six months ended
					June 30, 2006
	Grains and Foods	Ingredients		Distribution
	Group	Group	Fruit Group	Group	Food Group
	$	$	$	$	$
External revenues by market:
United States	73,272	26,400	67,052	102	166,826
Canada	2,171	2,882	2,862	61,602	69,517
Other	13,573	5,969	673	-	20,215
Total revenues from external
customers	89,016	35,251	70,587	61,704	256,558

Segment earnings before
other expense, net	4,066	3,480	4,370	3,081	14,997

13.

Cash and cash equivalents

Included in cash and cash equivalents is $28,203 (2006 - $nil) of cash relating to SunOpta BioProcess that was raised in the preferred share issuance (note 4). These funds can only be used by SunOpta BioProcess, which will use the funds for the continued development of biomass conversion technologies and to build and operate commercial scale facilities for the conversion of cellulosic biomass to ethanol. Also included in cash and cash equivalents are funds of $415 that can only be used by Opta Minerals.

SUNOPTA INC.	29	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

14.

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

15.

Subsequent Events

(a) SunOpta BioProcess Lawsuit Against Abengoa and Abener Arbitration

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

(b) Fire in the Grains and Foods Group

On January 19, 2008, a fire occurred at the Company's Breckenridge, Minnesota sunflower facility. The fire destroyed a seed conditioning operation, a warehouse used to clean seeds prior to hulling in the facility's main building and inventory stored in these two facilities with a total carrying value of $276. The Company has filed claims with its insurance carriers for damaged property, business interruption and inventory losses.

(c) Class Action Lawsuits

Subsequent to the Company's press release on January 24, 2008, in which it downgraded previously issued earnings expectations and announced the restatement of prior quarterly financial statements due to a significant write-down and other adjustments, the Company and certain officers (one of whom is a director) and a former director were named as defendants in several proposed class action lawsuits in the United States. These lawsuits were filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008. The lawsuits allege, among other things, violations of United States federal securities laws, misrepresentations and insider trading. These lawsuits are in a preliminary phase and are expected to be consolidated in one class action with a lead plaintiff. Similarly, one proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008 against the Company and certain officers (one of whom is a director) alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under Ontario's Securities Act. The Canadian Action claims damages of Cdn $100,000 plus punitive damages of Cdn $10,000 and other monetary relief. This action is also in its preliminary phase and, may be consolidated if additional class actions are commenced. Management intends to vigorously defend these actions. These claims and possible claims are at an early stage and it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

SUNOPTA INC.	30	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

15.

Subsequent Events continued

(d) Acquisition of The Organic Corporation B.V.

On April 2, 2008, the Company completed the previously announced acquisition of The Organic Corporation B.V., operating as Tradin Organic Agriculture B.V. ("Tradin"). At closing, the Company paid €6,000 (US - $9,417) and issued a promissory note for €1,000 (US - $1,570), bearing interest at 7%, payable March 31, 2010. Additional consideration payable on March 31, 2010 is equal to the greater of €8,000 (US - $12,556) or 2.5 times 2009 EBITDA (as defined in the Purchase and Sale Agreement).

Tradin is one of the world's leading providers of globally sourced organic food ingredients, and a key supplier of a wide variety of organic products including frozen fruits and vegetables, dried fruits, coffee, cocoa, cereals, rice, soy, beans and more. The acquisition is expected to lead to further integrated sourcing and processing opportunities around the globe, and will position the Company as one of the dominant suppliers to the rapidly growing organic foods industry.

(e) Flood in the Ingredients Group

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

(f) Banking Facilities

As part of its lending agreements, the Company is required to maintain compliance with certain financial covenants. As a result of the adjustments and provisions in the SunOpta Fruit Group the Company was not in compliance with these covenants at December 31, 2007 and March 31, 2008. The Company received a permanent waiver to these covenants which allowed the Company to be in compliance for the December 31, 2007 and March 31, 2008 periods, and was not required to recalculate the covenants for previous periods based on restated quarterly numbers. In addition, the Company has obtained amended covenants for June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009 reporting periods for which the Company is required to comply with. As a result of the Company's expectation of compliance with these amended covenants the term loan of $45,000 and the non-current portion of the non-revolving and revolving acquisition facilities totalling $13,800 continue to be classified as non-current. Should the Company fail to comply with any one of these or other covenants the lenders would have the option to accelerate repayment of these outstanding balances and / or enforce their security rights against the Company and accordingly, these amounts would be reclassified to current liabilities.

(g) Acquisition of MCP Mg-Serbien SAS

On July 10, 2008, the Opta Minerals Inc. announced that it had acquired 67% of the outstanding common shares of MCP Mg-Serbien SAS ("MCP") of France, for $1,100 in cash. Included in the acquisition is the option for Opta Minerals to acquire the remaining 33% minority interest under similar terms. Opta Minerals has also secured an option to purchase a majority position in an associated company located in Europe. MCP sells ground magnesium products. The addition of MCP increases Opta Minerals' position in the industrials minerals business and expands its position as a service provider to the steel industry.

(h) Investigation at Berry Operations

Subsequent to year-end, the Company has incurred approximately $5,500 in professional fees, including legal, accounting and advisory fees, related to the investigation within the Berry Operations that will impact earnings in 2008. The Company will also incur a minimum of approximately $1,700 in severance costs in 2008 related to the Company's Chief Executive Officer and Chief Financial Officer.

SUNOPTA INC.	31	June 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

16.

Comparative Balances

The comparative balances for Intangible Asset Amortization have been reclassified from Selling, General and Administrative expenses and reported separately to conform to the current year's financial statement presentation. In addition, $1,164 was reclassified from intangible assets to goodwill as at December 31, 2006 that related to a business acquisition that occurred in 2006..

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

Preferred Shares of SunOpta BioProcess Inc.

On June 7, 2007, the Company announced that it had closed the previously announced private placement for a minority position in SunOpta BioProcess Inc., formerly the SunOpta BioProcess Group. In aggregate, SunOpta raised $30,000,000 before related placement costs through the issuance of non-dividend bearing, convertible preferred shares of SunOpta BioProcess Inc.

The preferred shares entitle holders to one vote per share, are non-dividend bearing, redeemable in specified circumstances and convertible to acquire common shares of SunOpta BioProcess Inc. on a one for one basis (subject to customary anti-dilution adjustments). Investors in the private placement were also issued warrants to purchase 648,300 common shares of SunOpta Inc. at any time for a period of six months following closing, at an exercise price of $11.57 per share. The net proceeds of $27,192,000 will be used for commercialization of SunOpta BioProcess' patented technology used to convert cellulosic biomass to ethanol.

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

SUNOPTA INC.	32	June 30, 2007 10-Q

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

Equity Offering

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

Working Capital

The Company's working capital, excluding SunOpta BioProcess cash, increased to $118,903,000 during the first six months of the year versus $80,431,000 at December 31, 2006. A number of business factors drove this increase including the rapid growth in the Company's global sourcing programs which often requires payment for raw materials in advance of shipping to North America, a significant increase in strawberry and other fruit inventories, the rapid increase in the costs of certain grains and fruits due to market pricing conditions, and changes in the ship and release policy within the Fruit Group which increased inventory levels. In addition, traditional farmer payments which normally straddle the year-end were significantly higher in 2007 due to increased volumes and higher commodity prices for corn and soybeans.

SUNOPTA INC.	33	June 30, 2007 10-Q

Operations for the Three Months ended June 30, 2007 Compared With the Three Months Ended June 30, 2006

Consolidated

	(Restated)
	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	187,665,000	137,287,000	50,378,000	36.7%
Opta Minerals	18,394,000	18,260,000	134,000	0.7%
SunOpta BioProcess	319,000	198,000	121,000	61.1%
Total Revenue	206,378,000	155,745,000	50,633,000	32.5%

Operating Income[1]
SunOpta Food Group	7,319,000	8,168,000	(849,000)	(10.4%)
Opta Minerals	2,061,000	2,396,000	(335,000)	(14.0%)
SunOpta BioProcess & Corporate	(2,571,000)	(1,792,000)	(779,000)	(43.5%)
Total Operating Income	6,809,000	8,772,000	(1,963,000)	(22.4%)

Other expense, net	(217,000)	(194,000)	(23,000)	11.9%
Interest Expense	1,818,000	1,748,000	70,000	4.0%
Income Tax Provision	1,048,000	2,087,000	(1,039,000)	(49.8%)
Minority Interest	321,000	400,000	(79,000)	(19.8%)
Earnings for the period	3,405,000	4,343,000	(938,000)	(21.6%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Revenues in the three months ended June 30, 2007 increased by 32.5% to $206,378,000 based on internal growth of 15.4% and acquisition revenues of $23,200,000. Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year. The majority of the growth came from the SunOpta Food Group with both acquisition and internal growth contributing to the increase.

Operating income decreased to $6,809,000 representing a decrease of 22.4% versus the three months ended June 30, 2006. Included in the results of the Food Group is a decline in operating income within the Fruit Group of $4,007,000 primarily related to reduced margins due to increased commodity and processing costs within the Fruit Group Berry Operations. For the quarter, the other three operating groups in the Food Group increased operating income versus the prior year. Further details on revenue and operating income are provided below by operating group.

Interest expense increased by 4.0% to $1,818,000 for the three months ended June 30, 2007 due to increased average long-term debt and operating lines of approximately $30,000,000. The increase in debt is primarily related to acquisitions completed and additional working capital to fund internal growth. The average interest rate for the quarter was approximately 5.6%. The Company's long term debt to equity ratio was 0.31:1.00, below the Company's long term target. Bank indebtedness was approximately 23.6% of accounts receivable and inventory, which it finances.

Other expense for the three months ended June 30, 2007 of $217,000 included certain restructuring costs incurred during the quarter mainly relating to the consolidation of warehouses within the SunOpta Distribution Group and settlement of a legal claim.

The income tax rate for the three months ended June 30, 2007 was approximately 22.0%. The reduced rate in the quarter was due to lower earnings before income tax in the Food Group.

SUNOPTA INC.	34	June 30, 2007 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:

For the three month period ended

	(Restated)
	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue
SunOpta Grains & Foods	64,618,000	49,862,000	14,756,000	29.6%
SunOpta Ingredients	18,495,000	17,138,000	1,357,000	7.9%
SunOpta Fruit	53,309,000	39,491,000	13,818,000	35.0%
SunOpta Distribution	51,243,000	30,796,000	20,447,000	66.4%
Food Group Revenue	187,665,000	137,287,000	50,378,000	36.7%

Operating Income[1]
SunOpta Grains & Foods	4,695,000	2,273,000	2,422,000	106.6%
SunOpta Ingredients	1,972,000	1,774,000	198,000	11.2%
SunOpta Fruit	(1,137,000)	2,870,000	(4,007,000)	(139.6%)
SunOpta Distribution	1,789,000	1,251,000	538,000	43.0%
Food Group Segment Operating Income	7,319,000	8,168,000	(849,000)	(10.4%)
SunOpta Food Group Segment Margin %	3.9%	5.9%		(2.0%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Food Group contributed $187,665,000 or 90.9% of total Company consolidated revenues in the three months ended June 30, 2007 versus $137,287,000 in the same period in 2006. The revenue increase of 36.7% within SunOpta Food Group reflects very strong growth from the SunOpta Distribution Group due to acquisitions and improving grocery sales. Revenue growth in the SunOpta Fruit Group was driven by strong internal growth of 26.5%. The SunOpta Grains & Food Group also had a strong quarter due to the strong soybean, corn, sunflower and aseptic sales.

Segment operating income in the SunOpta Food Group decreased by 10.4% to $7,319,000 when compared to the same three month period in 2006. The decrease in segment operating income, which includes the impact of $1,326,000 in higher corporate cost allocations, is mainly due to reduced operating income of $4,007,000 in the Fruit Group which is primarily a function of the Berry Operations acquiring significant amounts of inventory during a period of rising commodity and processing costs.. Selling prices were not updated in a timely manner to adequately pass these increased commodity and processing costs on to our customers, which ultimately had a negative impact on gross profit. Excluding this decrease in the Fruit Group, operating income in the other Groups increased by $3,158,000. The increase in operating income reflects improved operating results of $2,422,000 in SunOpta Grains & Food due to strong soymilk sales, grain revenues as well as significant improvements in the sunflower business. The SunOpta Distribution Group improved operating income by $538,000 due to acquisitions and higher grocery volumes.

SunOpta Grains & Foods Group

For the three month period ended

	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue	64,618,000	49,862,000	14,756,000	29.6%
Gross Margin	8,173,000	5,283,000	2,890,000	54.7%
Gross Margin %	12.6%	10.6%		2.0%
Segment Operating Income[1]	4,695,000	2,273,000	2,422,000	106.6%

Segment Margin	7.3%	4.6%		2.7%

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

SUNOPTA INC.	35	June 30, 2007 10-Q

Higher demand for organic corn, organic soy, IP soy and food ingredients totaled $4,295,000. Sunflower products sales were $3,036,000 higher than last year due to the strong shipments of high oleic kernels, bird food and inshell products. Offsetting the increases above are decreased revenues of $172,000 due primarily to the timing of revenues within roasted products and snack foods.

Gross margin in the Grains and Foods Group increased by $2,890,000 to $8,173,000 in the three months ended June 30, 2007. Gross margin as a percentage of revenues was favorable compared to the prior year quarter by 2.0% at 12.6%. Price increases, plant efficiencies along with improved crop results have increased sunflower gross margins by $1,276,000. Higher volumes and commodity prices of grain and corn products resulted in increased gross margins of $839,000. As well, higher aseptic and ESL soymilk margin rates due to higher volumes and plant efficiencies have led to an increase of gross margins of $1,053,000. Offsetting these improvements was a decrease of $278,000 in margins related to roasted products.

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

SunOpta Ingredients Group

For the three month period ended

	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue	18,495,000	17,138,000	1,357,000	7.9%
Gross Margin	3,961,000	3,281,000	680,000	20.7%
Gross Margin %	21.4%	19.1%		2.3%
Segment Operating Income[1]	1,972,000	1,774,000	198,000	11.2%

Segment Margin	10.7%	10.4%		0.3%

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

SUNOPTA INC.	36	June 30, 2007 10-Q

SunOpta Fruit Group

For the three month period ended

	(Restated)
	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue	53,309,000	39,491,000	13,818,000	35.0%
Gross Margin	5,014,000	6,548,000	(1,534,000)	(23.4)
Gross Margin	9.4%	16.6%		(7.2%)
Segment Operating Income[1]	(1,137,000)	2,870,000	(4,007,000)	(139.6%)

Segment Margin	(2.1%)	7.3%		(9.4%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Fruit Group contributed revenues of $53,309,000 in the second quarter of 2007 as compared to $39,491,000 in 2006, a 35.0% increase or $13,818,000. Internal growth within the group was 26.5% in the first half of 2007. Higher sales of individually quick frozen (IQF) fruit and frozen strawberries accounted for $5,801,000 of the increased revenues. This was due to increased demand from many private label retail customers. The acquisitions of Congeladora del Rio S.A. de C.V (Del Rio), Global Trading Inc (Global), Baja California Congelados, S.A. de C.V. (BCC) in May 2007 and Hess Food Group (Hess) in November 2006 accounted for increased revenues of $2,892,000. Increased volumes related to fruit bars contributed $1,990,000 of increased revenue due to new private label programs. The continued strength of global sourcing operations contributed $1,654,000, mainly from sales to private label customers. The continued rollout of new fruit bases to a national breakfast restaurant chain contributed to $1,481,000 of improved revenues.

Gross margins in the SunOpta Fruit Group decreased by $1,534,000 in the three months ended June 30, 2007 to $5,014,000 or 9.4% of revenue, as compared to 16.6% in 2006. The decrease is due to higher inventory costs resulting in lower margins within the Berry Operations. More specifically, the lower margins were isolated in the Berry Operations excluding Hess Food Group LLC and the Mexican acquisitions ("California Berry Operations") and are described in further detail below. Excluding the decline in California berry operations, gross margins in the other components of the Fruit Group, excluding the healthy fruit snack business, increased. The acquisition of Hess Food Group provided additional margins of $526,000. The newly acquired Mexican berry operations accounted for $464,000 of the improved margins. These increases were offset by a $19,000 decline in margins in our healthy fruit snack business. The decline in our healthy fruit snack business was due to high sourcing costs and certain plant inefficiencies as the plants are being upgraded to support the significant growth, and one-time organic tomato sales recognized in the prior year, driven by market conditions and a customer's one-time supply shortage.

Gross margins declined by $2,505,000 within the California Berry Operations. The decline was as a result of an aggressive purchasing strategy which occurred during a time of increasing raw material and input prices. Selling prices were not updated in a timely manner to adequately pass these increased commodity and processing costs on to our customers, which ultimately had a negative impact on gross profit. Margins were further eroded by higher storage costs, increased temporary labor costs and higher overheads, much of which was a direct function of the rise in purchasing volume. Additional operational inefficiencies associated with capital expansion and turnover of key personnel also contributed to the decline in margin. The increase in carrying value and volume of inventory on hand in relation to a market with abundant supply ultimately resulted in provisions being required to reduce the investment in inventory to net realizable value ("NRV"). These provisions were concentrated mainly in bulk industrial and bi-product inventory.

SG&A in the SunOpta Fruit Group increased $2,364,000 to $5,997,000 in the period. This was primarily due to an increase of $989,000 in additional structural headcount, such as quality, human resources, and finance resources, to support the rapid growth in operations, as well as additional travel and commissions on incremental revenues. An increase of $660,000 is specific to the acquisitions noted above. In addition, variable SG&A increased by $314,000 related to global sourcing operations and corporate cost allocations increased by $401,000.

Segment operating income in the SunOpta Fruit Group decreased to ($1,137,000) in the three months ended June 30, 2007 as compared to $2,870,000 in 2006 due to the decline in gross margin and higher SG&A costs noted above, as well as additional FX losses of $109,000 in the quarter.

SUNOPTA INC.	37	June 30, 2007 10-Q

SunOpta Distribution Group

For the three month period ended

	(Restated)
	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue	51,243,000	30,796,000	20,447,000	66.4%
Gross Margin	14,376,000	7,949,000	6,427,000	80.9%
Gross Margin %	28.1%	25.8%		2.3%
Segment Operating Income[1]	1,789,000	1,251,000	538,000	43.0%

Segment Margin	3.5%	4.1%		(0.6%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Distribution Group contributed revenues of $51,243,000 in the second quarter of 2007, an increase of $20,447,000 or 66.4% over the prior year. Internal growth within the group including internal growth on acquired companies was 3.9% and included the rationalization of a number of unprofitable produce accounts. An increase of $20,247,000 was due to the acquisitions of Purity Life Health Products (Purity), Quest Vitamins (Quest) and Aux Mille et une Saisons Inc. (Aux Mille). Revenues were favorably impacted by an increase in grocery and retail sales of $2,210,000 primarily due to strong sales in western Canada and an increase in natural organic product lines in eastern Canada. These increases were offset by the rationalization of certain produce customers and operations totaling $2,010,000 in eastern Canada and Quebec.

Gross margin in the Distribution Group increased by $6,427,000 in the three months ended June 30, 2007 to $14,376,000 or 28.1% of revenues. The increase in the gross margin rate of 2.3% was primarily attributable to higher margins associated with the acquired businesses. Gross profit increased by $6,176,000 due to the acquisitions of Purity, Quest and Aux Mille, higher margins of $76,000 within natural and organic grocery as western Canada offset slightly lower margins in eastern Canada and favorable margins of $175,000 from produce operations due to rationalization.

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

The increase in segment operating income of 43.0% or $538,000 to $1,789,000 reflects the noted increase in gross margins of $6,427,000 offset by increased costs of $6,175,000 related to W&D and SG&A. The remaining positive variance of $286,000 is attributable to foreign exchange gains realized in the quarter.

Opta Minerals Inc.

For the three month period ended

	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue	18,394,000	18,260,000	134,000	0.7%
Gross Margin	4,435,000	4,543,000	(108,000)	(2.4%)
Gross Margin %	24.1%	24.9%		(0.8%)
Segment Operating Income[1]	2,061,000	2,396,000	(335,000)	(14.0%)

Segment Margin	11.2%	13.1%		(1.9%)

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

SUNOPTA INC.	38	June 30, 2007 10-Q

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

Selling, general and administrative expenses increased to $2,507,000 or 13.6% of revenues during the quarter versus $2,405,000 or 13.2% of revenues in the three months ended June 30, 2006. The increase is in SG&A and intangible amortization is attributed to the acquisitions of MagTech and Bimac totaling a net increase of $173,000 during the quarter. In addition, net SG&A decreases totaling $71,000 due cost savings initiatives in the base business offset the impact of the appreciation of the Canadian dollar versus the U.S. dollar as a significant amount of Opta Minerals SG&A costs are denominated in Canadian dollars.

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

SunOpta BioProcess and Corporate

For the three month period ended

	(Restated)
	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue	319,000	198,000	121,000	61.1%
Gross Margin	(408,000)	(258,000)	(150,000)	(58.1%)
Gross Margin %	(127.9%)	(130.3%)		2.4%
Segment Operating Loss[1]	(2,571,000)	(1,792,000)	(779,000)	43.5%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Revenues were $319,000 for the three months ended June 30, 2007 versus $198,000 in same period in 2006. Revenues in the quarter were derived from the percentage of completion on equipment supply contracts in the BioProcess business, similar to 2006.

Gross margin in SunOpta BioProcess was a loss of $408,000 in the three months ended June 30, 2007 versus a loss of $258,000 in the prior year. During the quarter a profit estimate for a specific in-process project was deemed to be nil, causing a $466,000 reserve to be taken against costs to complete the project. The remaining $58,000 positive margin realized reflects the expected costs attributed to the percentage of contracts completed during the quarter. The negative margin in the prior year was due to the revision of Abengoa project costs to meet European equipment specifications.

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

Segment operating losses of $2,571,000 increased by $779,000 from the same quarter in the previous year. The incremental loss was due primarily to the factors noted above in gross margin and selling, general and administrative expenses plus a reduction of $398,000 in foreign exchange gains realized in the quarter. The foreign exchange gain realized in the second quarter in the prior year was attributed to the increased value of the corporate Canadian denominated assets reported in U.S. dollars.

SUNOPTA INC.	39	June 30, 2007 10-Q

Operations for the Six Months ended June 30, 2007 Compared With the Six Months Ended June 30, 2006

Consolidated

	(Restated)
	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	353,987,000	256,558,000	97,429,000	38.0%
Opta Minerals	34,857,000	31,305,000	3,552,000	11.3%
SunOpta BioProcess	1,034,000	1,194,000	(160,000)	(13.4%)
Total Revenue	389,878,000	289,057,000	100,821,000	34.9%
Operating Income[1]
SunOpta Food Group	11,100,000	14,997,000	(3,897,000)	(26.0%)
Opta Minerals	3,508,000	3,394,000	114,000	3.4%
SunOpta BioProcess & Corporate	(3,977,000)	(3,588,000)	(389,000)	(10.8%)
Total Operating Income	10,631,000	14,803,000	(4,172,000)	(28.2%)

Other Expense, net	406,000	279,000	127,000	(45.5%)
Interest Expense	3,729,000	3,147,000	582,000	18.5%
Income Tax Provision	1,513,000	3,490,000	(1,977,000)	(56.6%)
Minority Interest	524,000	532,000	(8,000)	(1.5%)
Net earnings	4,459,000	7,355,000	(2,896,000)	(39.4%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Revenues in the six months ended June 30, 2007 increased by 34.9% to $389,878,000 based on internal growth of 15.7% and acquisition revenues of $47,883,000. Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year. Revenue growth continues to be led by internal growth of 19.3% in the SunOpta Food Group, driven primarily by strong internal growth in SunOpta Grains and Foods and SunOpta Fruit Groups.

Operating income decreased by $4,172,000, representing a decrease of 28.2% versus the six months ended June 30, 2006. Included in the results of the Food Group is a decline in operating income within the Fruit Group of $8,206,000 primarily related reduced margins due to increased commodity and processing costs within the Fruit Group Berry Operations. Note that segmented operating income reflects an increase in allocated costs from Corporate to the SunOpta Food Group of $2,495,000 for increased information technology services as well as back office functions provided to divisions using the Oracle ERP platform. Further details on revenue and operating income are provided below by operating group.

Interest expense increased by 18.5% to $3,729,000 for the six months ended June 30, 2006 due to increased long-term debt and operating lines net of cash on hand. The increase in debt is primarily related to acquisitions completed over the past twelve months and an increase in working capital to fund internal growth.

Other expense for the six months ended June 30, 2007 of $406,000 includes certain restructuring costs incurred mainly relating to the consolidation of warehouses within the SunOpta Distribution Group.

The income tax rate for the first six months of 2007 is approximately 23.3% as compared to 31.0% in the first six months of 2006. The reduced rate is due to lower earnings before income tax in the Food Group.

SUNOPTA INC.	40	June 30, 2007 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:

	(Restated)
	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue
SunOpta Grains & Foods	117,209,000	89,016,000	28,193,000	31.7%
SunOpta Ingredients	36,473,000	35,251,000	1,222,000	3.5%
SunOpta Fruit	94,803,000	70,587,000	24,216,000	34.3%
SunOpta Distribution	105,502,000	61,704,000	43,798,000	71.0%
Food Group Revenue	353,987,000	256,558,000	97,429,000	38.0%

Operating Income[1]
SunOpta Grains & Foods	7,403,000	4,066,000	3,337,000	82.1%
SunOpta Ingredients	2,991,000	3,480,000	(489,000)	(14.1%)
SunOpta Fruit	(3,836,000)	4,370,000	(8,206,000)	(187.8%)
SunOpta Distribution	4,542,000	3,081,000	1,461,000	47.4%
Food Group Segment Operating	11,100,000	14,997,000	(3,897,000)	(26.0%)
Income
SunOpta Food Group Segment	3.1%	5.8%		(2.7%)
Margin %

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Food Group contributed $353,987,000 or 90.8% of total Company consolidated revenues in the six months ended June 30, 2007 versus $256,558,000 in the same period in 2006. The revenue increase of 38.0% in the SunOpta Food Group reflects very strong sales growth from the SunOpta Distribution Group due to acquisitions and improving grocery sales, continued strength in soybean, corn, sunflower and soymilk revenues in the SunOpta Grains and Foods Group. The SunOpta Fruit Group also realizes incremental growth driven by strong internal growth and acquisitions.

Segment operating income in the SunOpta Food Group decreased by 26.0% to $11,100,000 when compared to the same six month period in 2006. The decrease in segment operating is mainly due to reduced operating income of $8,206,000 in the Fruit Group which is primarily a function of the Berry Operations acquiring significant amounts of inventory during a period of rising commodity and processing costs. Selling prices were not updated in a timely manner to adequately pass these increased commodity and processing costs on to our customers, which ultimately had a negative impact on gross profit. Excluding the decrease in the Fruit Group, the other food groups increased operating income by $4,309,000. This increase reflects improved operating results due to strong soymilk and grains revenues as well as the continued turn around in the sunflower business and improvement in the SunOpta Distribution Group due to acquisitions and strength in grocery sales includes lower operating income, offset by decreases in the Ingredients Group due to the loss of a specialty soluble fiber manufacturing contract and higher SG&A and corporate cost allocations.

SunOpta Grains & Foods Group

For the six month period ended

	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue	117,209,000	89,016,000	28,193,000	31.7%
Gross Margin	14,267,000	9,789,000	4,478,000	45.7%
Gross Margin	12.2%	11.0%		1.2%
Segment Operating Income[1]	7,403,000	4,066,000	3,337,000	82.1%

Segment Margin	6.3%	4.6%		1.7%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

SUNOPTA INC.	41	June 30, 2007 10-Q

The SunOpta Grains and Foods Group contributed $117,209,000 in revenues in the first half, an increase of $28,193,000 or a 31.7% increase over the same quarter in the previous year. This increase was attributed entirely to internal growth. The Group realized significant revenue increases of $12,036,000 due to higher demand and commodity prices for organic corn, organic soy, IP soy and food ingredients. Revenues were also favorably impacted by an $11,283,000 increase in soymilk based product sales due to new ESL and aseptic contracts. Sunflower products sales contributed $5,113,000 of the increased revenue due to higher pricing and demand. These increases were offset by $239,000 due to lowered volumes of roasted grain products.

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

SunOpta Ingredients Group
For the six month period ended

	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue	36,473,000	35,251,000	1,222,000	3.5%
Gross Margin	7,308,000	6,794,000	514,000	7.6%
Gross Margin	20.0%	19.3%		0.7%
Segment Operating Income[1]	2,991,000	3,480,000	(489,000)	(14.1%)

Segment Margin	8.2%	9.9%		(1.7%)

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

SG&A in the first six months of $4,318,000 increased by $1,003,000 compared to the prior year. The increase is primarily related to the increased personnel and related costs of $664,000 due to additional headcount group dedicated to process improvement for operational efficiency and a higher corporate cost allocation of $400,000 offset by a net savings in other SG&A totaling $61,000.

The decrease in segment operating income of $489,000 to $2,991,000 reflects the variances noted above.

SUNOPTA INC.	42	June 30, 2007 10-Q

SunOpta Fruit Group
For the six month period ended

	(Restated)
	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue	94,803,000	70,587,000	24,216,000	34. 3%
Gross Margin	6,861,000	10,859,000	(3,998,000)	(36.8%)
Gross Margin	7.2%	15.4%		(8.2%)
Segment Operating Income[1]	(3,836,000)	4,370,000	(8,206,000)	(187.8%)

Segment Margin	(4.0%)	6.2%		(10.2%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Fruit Group contributed revenues of $94,803,000 in the first half of 2007 as compared to $70,587,000 in 2006, a 34.3% increase or $24,216,000. Internal growth within the group was 28.6% in the first half of 2007. Revenue increased by $7,971,000 due to continued strength related to IQF fruit and frozen strawberries. Global sourcing operations contributed $6,076,000 of the increase primarily due to gains in industrial and private label sales. Also contributing to the improved revenue growth were increased fruit bar shipments of $4,262,000 due to the continued roll out of new private label programs. The acquisitions of the Mexican operations (Global, Del Rio and BCC) and Hess contributed $3,299,000 of higher revenues. Our fruit topping operations improved by $2,608,000 due to the new rollout of toppings to a national breakfast restaurant chain, and growth in the organic segment.

Gross margins in the Fruit Group decreased by $3,998,000 in the six months ended June 30, 2007 to $6,861,000 or 7.2% of revenue, as compared to 15.4% of revenue in 2006. The decrease is due to higher inventory costs resulting in lower margins within the Berry Operations. More specifically, the lower margins were isolated in the Berry Operations excluding Hess Food Group LLC and the Mexican acquisitions ("California Berry Operations") and are described in further detail below. Excluding the decline in California berry operations, gross margins in the other components of the Fruit Group, excluding the healthy fruit snack business, increased. Gross margin increases of $1,063,000 were attributable to our global sourcing operations due to gains in industrial and private label sales of fruit products. The acquisition of the Hess Food Group provided additional procurement margins of $933,000. The newly acquired Mexican berry operations contributed $464,000 of margins. These increases were offset by a $152,000 decline in margin in the healthy fruit snack business due to higher sourcing and processing costs associated with increased fruit bar volume.

Gross margins declined by $6,306,000 within the California Berry Operations. The decline was as a result of an aggressive purchasing strategy which occurred during a time of increasing raw material and input prices. Selling prices were not updated in a timely manner to adequately pass these increased commodity and processing costs on to our customers, which ultimately had a negative impact on gross profit. Margins were further eroded by higher storage costs, increased temporary labor costs and higher overheads, much of which was a direct function of the rise in purchasing volume. Additional operational inefficiencies associated with capital expansion and turnover of key personnel also contributed to the decline in margin. The increase in carrying value and volume of inventory on hand in relation to a market with abundant supply ultimately resulted in provisions being required to reduce the investment in inventory to net realizable value ("NRV"). These provisions were concentrated mainly in bulk industrial and bi-product inventory.

SG&A costs increased $4,025,000 to $10,466,000 as compared to the same period in the prior year. The increases were attributed to additional structural headcount, including quality, human and finance resources, travel and advertising costs to support new products and programs of $1,598,000, increased variable SG&A costs related to our global sourcing operations of $829,000, incremental costs associated with the acquisitions of $953,000 and $645,000 in additional corporate cost allocations.

Segment operating income in the SunOpta Fruit Group decreased from the prior year to a loss of $3,836,000 for the six months ended June 30, 2007 as compared to $4,370,000 in 2006. In addition to the decreases noted above the group experienced an increased foreign exchange loss of $183,000 in the quarter.

SUNOPTA INC.	43	June 30, 2007 10-Q

SunOpta Distribution Group
For the six month period ended

	(Restated)
	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue	105,502,000	61,704,000	43,798,000	71.0%
Gross Margin	29,573,000	16,355,000	13,218,000	80.8%
Gross Margin	28.0%	26.5%		1.5%
Segment Operating Income[1]	4,542,000	3,081,000	1,461,000	47.4%

Segment Margin	4.3%	5.0%		(0.7%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Distribution Group contributed revenues of $105,502,000 in the first half of 2007, an increase of $43,798,000 or 71.0% over the prior year. Internal growth within the group including internal growth on acquired companies was 6.7%. The acquisitions of Purity, Quest and Aux Mille resulted in increases of $39,786,000 over the prior year. In addition, revenues were favorably impacted by an increase in grocery and retail sales of $6,485,000 primarily due to strong sales in western Canada and an increase in natural organic and kosher product lines in eastern Canada. These increases were offset by the rationalization of certain produce customers and operations totaling $2,473,000 primarily in eastern Canada and Quebec.

Gross margin in the Distribution Group increased by $13,218,000 in the six months ended June 30, 2007 to $29,573,000 or 28.0% of revenues. The increase in the gross margin rate of 1.5% was attributable to higher margins associated with the acquisitions of $11,920,000 and higher margins of $1,306,000 within grocery as margins in both eastern and western Canada showed improvement. These increases were slightly offset in dollar terms by a slight margin decline of $8,000 from produce operations due to the rationalization noted.

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

The increase in segment operating income of 47.4% or $1,461,000 to $4,542,000 reflects the noted increase in gross margins offset by increased costs related to W&D and SG&A. The remaining positive variance of $306,000 is attributable to foreign exchange gains realized in the period.

Opta Minerals Inc.
For the six month period ended

	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue	34,857,000	31,305,000	3,552,000	11.3%
Gross Margin	8,501,000	7,295,000	1,206,000	16.5%
Gross Margin	24.4%	23.3%		1.1%
Segment Operating Income[1]	3,508,000	3,394,000	114,000	3.4%

Segment Margin	10.1%	10.8%		(0.7%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Opta Minerals contributed $34,857,000 or 8.9% of the Company's consolidated revenues for the six months ended June 30, 2006, versus $31,305,000 or 10.8% in 2006. Opta Minerals revenues increased by $5,671,000 due to the acquisitions of Magnesium Technologies Corporation and Bimac Inc. in the prior year. These increases were offset by revenue declines of $2,119,000 in the Canadian foundry and abrasives business due to reduced cyclical demand within the industry and a decline in demand from the US steel industry.

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

SUNOPTA INC.	44	June 30, 2007 10-Q

The increase in segment operating income of $114,000 to $3,508,000 reflects the noted increase in gross margins of $1,206,000, offset by a net increase related to SG&A of $992,000 and a reduction of exchange gains of $100,000. Included in the increased SG&A and intangible amortization are net increases in costs attributed to the acquisitions of MagTech and Bimac totaling $920,000 including an increase in non-cash intangible amortization of $233,000. The remaining net increase of $72,000 is primarily related to the appreciation of the Canadian dollar versus the U.S. dollar as the majority of SG&A costs are denominated in Canadian dollars.

SunOpta BioProcess and Corporate
For the six month period ended

	(Restated)
	June 30, 2007	June 30, 2006	Change	Change
	$	$	$	%
Revenue	1,034,000	1,194,000	(160,000)	(13.4%)
Gross Margin	(239,000)	(118,000)	(121,000)	(102.5%)
Gross Margin	(23.1%)	(9.9%)		(13.2%)
Segment Operating Loss[1]	(3,977,000)	(3,588,000)	(389,000)	(10.8%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Revenues were $1,034,000 for the six months ended June 30, 2006 versus $1,194,000 in same period in 2006. Revenues during the period were derived from equipment supply contracts for the production of cellulosic ethanol.

Gross margin in SunOpta BioProcess was a loss of $239,000 in the six months ended June 30, 2007 versus a loss of $118,000 in the comparable period of the previous year. A profit estimate for a specific in-process project was deemed to be nil, causing a $466,000 reserve to be taken against costs to complete the project. The remaining $227,000 positive margin realized reflects the expected costs attributed to the percentage of contracts completed during the quarter. The negative margin in the prior year was due to the revision of Abengoa project costs to meet European equipment specifications.

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

Segment operating losses of $3,977,000 increased by $389,000 from the same quarter in the previous year. The increase in the loss was due primarily to the factors noted above in gross margin and SG&A offset by a reduction of $159,000 in foreign exchange gains realized.

Liquidity and Capital Resources (at June 30, 2007)

The Company obtained its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At June 30, 2007, the Company had availability under certain lines of credit of approximately $10,300,000 (2006 – 36,000,000). Revolving acquisition lines were also available to the Company and Opta Minerals with maximum draws of up to $1,500,000 (2006 - $10,000,000) and $2,262,000 (2006 - $4,693,000), respectively.

On July 4, 2007, the Company completed the expansion of existing credit facilities adding additional lenders Rabobank and HSBC Bank to its lending syndicate. As part of this facility expansion, our operating lines of credit in the United States were increased by $30,000,000 with an additional $20,000,000 acquisition facility available for future strategic acquisitions. The numbers presented above do not reflect these increased limits. The additional operating line replaced other credit facilities that were eliminated earlier in 2007.

The Company obtained its long term financing through its credit agreement noted above. The Company may expand this credit agreement, and/or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes as required.

SUNOPTA INC.	45	June 30, 2007 10-Q

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

Cash flows provided by operations for the first six months before working capital changes was $11,159,000 (2006 – $14,226,000), a decrease of $3,067,000 or 21.6%. Cash provided (used) by operations after working capital changes was ($38,372,000) for the six months ended June 30, 2007 (2006 – $7,759,000), reflecting the use of funds for non-cash working capital of ($49,531,000) (2006 – ($6,467,000)). This utilization consists principally of an increase in inventories ($33,043,000) (2006 – ($7,358,000)), an increase in accounts receivable ($21,680,000) (2006 – ($7,846,000)) and an increase in customer deposits of ($387,000) (2006 – ($95,000)). Offsetting these cash outflows are an increase in accounts payable of $3,068,000 (2006 - $6,721,000), reductions in the recoveries of income taxes of $1,829,000, (2006 - $1,847,000) and a decrease in prepaid expenses and other current assets of $682,000 (2006 - $264,000). The usage of cash flows to fund working capital in 2007 reflects the increase in working capital requirements to fund growth through the purchase of grains within the SunOpta Grains and Foods Group, organic and conventional fruit in the SunOpta Fruit Group and the seasonal kosher products within the SunOpta Distribution Group due to the Passover season. The absence of change in accounts payable reflects increased payments to grain farmers and international sourcing which requires payment at the point of delivery.

Cash Flows from Investing Activities

Cash provided (used) by investing activities of ($28,079,000) in the first six months of 2007 (2006 – ($16,850,000)), reflects cash used to acquire companies of ($13,380,000) (2006 – ($12,197,000)), to purchase property, plant and equipment of ($12,481,000) (2006 – ($4,824,000)) and acquisition of patents, trademarks and Other Assets ($2,218,000) (2006 – $171,000).

Cash Flows from Financing Activities

Cash provided (used) by financing activities was $95,211,000 in the first six months of 2007 (2006 – $8,201,000), consisting primarily of net proceeds from the issuance of common shares of $52,616,000 (2006 - $2,977,000), net proceeds from the issuance of preference shares by a subsidiary of $27,954,000 (2006 - $nil) an increase in bank indebtedness of $21,734,000 (2006 - $5,358,000) and additional borrowings of $1,500,000 (2006 - $2,800,000), partially offset by repayment of term debt of ($7,504,000) (2006 – ($2,304,000)) and repayment of deferred purchase consideration and other financing activities of $1,089,000 (2006 - $630,000).

SUNOPTA INC.	46	June 30, 2007 10-Q

Item 4. Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that as a result of the need to restate the condensed consolidated financial statements as at and for the three and six month periods ended June 30, 2007, our disclosure controls and procedures were not effective as of June 30, 2007. Refer to "Management's Report on Internal Control over Financial Reporting" as contained in Item 9A. Controls and Procedures in the Company's most recently filed Form 10-K for a description of the material weaknesses that have been identified.

Changes in Internal Control Over Financial Reporting

SunOpta's management, with the participation of SunOpta's Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in SunOpta's internal control over financial reporting occurred during the second quarter of fiscal 2007. Based on that evaluation, management concluded that there was a material change in SunOpta's internal control over financial reporting during the second quarter of fiscal 2007. Specifically, in response to a financial systems conversion for a reporting unit within the Fruit Group that took place in the first quarter of fiscal 2007, manual procedures and adjustments supplanted certain system control processes relating to the purchasing, payables, sales, receivables, and inventory accounting cycles.

PART II - OTHER INFORMATION.

Item 1A. Risk Factors

Refer to the most recently filed Form 10-K under the heading "Risk Factors in Item 1A of that report for a list of certain risks associated with our operations.

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

SUNOPTA INC.

/s/ John Dietrich
Date: July 21, 2008
By John Dietrich
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	47	June 30, 2007 10-Q