Form 10-Q/A
period 2007-09-30
SunOpta Inc.
filed 2008-07-22
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Amendment to a previously filed 10-Q

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

There are 49 pages in the September 30, 2007 10-Q/A and the index follows the cover page.

SUNOPTA INC.	1	September 30, 2007 10-Q

SUNOPTA INC.
FORM 10-Q/A
Amended No. 1 to Form 10-Q
For the quarter ended September 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Restated Condensed Consolidated Financial Statements

Restated Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2007 and 2006.

Restated Condensed Consolidated Balance Sheets as at September 30, 2007 and December 31, 2006.

Restated Condensed Consolidated Statements of Shareholders’ Equity as at September 30, 2007 and 2006.

Restated Condensed Consolidated Statements of Cash Flow for the three and nine months ended September 30, 2007 and 2006.

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

EXPLANATORY NOTE TO QUARTERLY REPORT ON FORM 10-Q/A

On January 24, 2008, SunOpta Inc together with its wholly-owned subsidiaries (the "Company") announced its intention to restate its consolidated financial statements as at and for the periods ended March 31, June 30, and September 30, 2007. The Company files this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2007 (this "Form 10-Q/A") to reflect the correction of errors that were contained in the Company’s third quarter 2007 Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission ("SEC") on November 8, 2007. The third quarter 2007 consolidated financial statements are restated to include the following:

  Adjustments to correctly reflect inventory costs and quantities within the Berry Operations of the SunOpta Fruit Group (Berry Operations include the previous acquisitions of Cleugh’s Frozen Foods Inc., Pacific Fruit Processors Inc., Hess Food Group LLC, and the 2007 acquisitions of Baja California Congelados S.A. de C.V., Global Trading Inc. and Congeladora Del Rio S.A. de C.V.);

  Adjustments identified in connection with the December 31, 2007 year end closing process that relates to the three and nine month period ended September 30, 2007 and other adjustments that were deemed not to be material to the consolidated financial statements when the Company’s third quarter 2007 Quarterly Report on Form 10-Q was originally filed.

The Company has added disclosure in note 2 to the restated condensed consolidated financial statements to describe in more detail the nature and impact of the adjustments to the previously filed third quarter 2007 consolidated financial statements. The Company has also updated the discussion under Item 4. Disclosure Controls and Procedures in connection with the restatement. Items 3 in Part I and 1, 2, 3, 4 and 5 in Part II, for which there is no change from the original filing, have been omitted.

SUNOPTA INC.	3	September 30, 2007 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Restated Condensed Consolidated Financial Statements

SunOpta Inc.

For the Three and Nine Months Ended September 30, 2007

(Unaudited)

SUNOPTA INC.	4	September 30, 2007 10-Q

SunOpta Inc.
Restated Condensed Consolidated Statements of Earnings and Comprehensive Income
For the three months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	September 30,
	2007	2006
	$	$

	(Restated – note 2)

Revenues	204,278	145,463

Cost of goods sold	169,867	122,771

Gross profit	34,411	22,692

Warehousing and distribution expenses	5,198	3,853
Selling, general and administrative expenses	22,801	14,464
Intangible asset amortization	1,017	671
Other expense, net (note 8)	373	15
Foreign exchange (gain) loss	(367)	157

Earnings before the following	5,389	3,532

Dilution gain (note 9)	693	-
Interest expense, net	(2,350)	(1,746)

Earnings before income taxes	3,732	1,786

Provision for (recovery of) income taxes	250	(66)

Earnings before minority interest	3,482	1,852

Minority interest	440	328

Earnings for the period	3,042	1,524

Other comprehensive income for the period	4,630	8

Comprehensive income	7,672	1,532

Earnings per share for the period (note 7)

– Basic	0.05	0.03

– Diluted	0.05	0.03

(See accompanying notes to the restated condensed consolidated financial statements)

SUNOPTA INC.	5	September 30, 2007 10-Q

SunOpta Inc.
Restated Condensed Consolidated Statements of Earnings and Comprehensive Income
For the nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	September 30,
	2007	2006
	$	$

	(Restated – note 2)

Revenues	594,156	434,520

Cost of goods sold	493,474	360,854

Gross profit	100,682	73,666

Warehousing and distribution expenses	15,105	11,345
Selling, general and administrative expenses	66,988	42,251
Intangible asset amortization	3,012	1,952
Other expense, net (note 8)	779	294
Foreign exchange gain	(816)	(232)

Earnings before the following	15,614	18,056

Dilution gain (note 9)	693	-
Interest expense, net	(6,079)	(4,893)

Earnings before income taxes	10,228	13,163

Provision for income taxes	1,763	3,424

Earnings before minority interest	8,465	9,739

Minority interest	964	860

Earnings for the period	7,501	8,879

Other comprehensive income for the period	10,841	1,755

Comprehensive income	18,342	10,634

Earnings per share for the period (note 7)

– Basic	0.12	0.16

– Diluted	0.12	0.15

(See accompanying notes to the restated condensed consolidated financial statements)

SUNOPTA INC.	6	September 30, 2007 10-Q

SunOpta Inc.
Restated Condensed Consolidated Balance Sheets
As at September 30, 2007 and December 31, 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	December 31,
	2007	2006
	$	$

	(Restated – note 2)
Assets

Current assets
Cash and cash equivalents (note 15)	33,364	954
Accounts receivable	97,453	73,599
Inventories (note 5)	180,749	126,736
Prepaid expenses and other current assets	9,684	8,129
Current income taxes recoverable	-	1,829
Deferred income taxes	2,282	1,824
	323,532	213,071

Property, plant and equipment	112,576	87,487
Goodwill (note 3)	56,656	50,521
Intangible assets, net (note 3)	61,099	46,879
Deferred income taxes	5,674	5,615
Other assets	3,482	1,157
	563,019	404,730
Liabilities

Current liabilities
Bank indebtedness (note 11)	83,731	40,663
Accounts payable and accrued liabilities	83,744	80,851
Customer and other deposits	428	957
Current portion of long-term debt (note 11)	11,089	8,433
Current portion of long-term liabilities	2,066	1,736
	181,058	132,640

Long-term debt (note 11)	78,993	69,394
Long-term liabilities	1,855	3,607
Deferred income taxes	7,859	12,156
	269,765	217,797

Minority interest	13,869	10,230

Preference shares issued by subsidiary (note 4)	27,325	-

Shareholders’ Equity

Capital stock (note 6)
Issued
63,305,477 common shares (December 31, 2006 – 57,672,053)
648,300 warrants (December 31, 2006 – Nil)	168,016	112,318
Additional paid in capital (note 6)	5,165	4,188
Retained earnings	58,939	51,338
Accumulated other comprehensive income	19,940	8,859
	252,060	176,703
	563,019	404,730

Commitments and contingencies (note 12)
Subsequent events (note 17)

(See accompanying notes to the restated condensed consolidated financial statements)

SUNOPTA INC.	7	September 30, 2007 10-Q

SunOpta Inc.
Restated Condensed Consolidated Statements of Shareholders’ Equity
As at September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

				Accumulated
				other
	Capital	Additional	Retained	comprehensive
	stock	paid in	earnings	income	Total
		capital
	$	$	$	$	$

				(Restated – note 2)

Balance at December 31, 2006	112,318	4,188	51,338	8,859	176,703

Options exercised	2,404	-	-	-	2,404
Employee stock purchase	593	-	-	-	593
Equity offering	51,882	-	-	-	51,882
Warrants issued	762	-	-	-	762
Stock based compensation	57	977	-	-	1,034
Adoption of new accounting policy (note 16)	-	-	100	-	100
Earnings for the period	-	-	7,501	-	7,501
Currency translation adjustment	-	-	-	11,081	11,081

Balance at September 30, 2007	168,016	5,165	58,939	19,940	252,060

				Accumulated
				other
	Capital	Additional	Retained	comprehensive
	stock	paid in	earnings	income	Total
		capital
	$	$	$	$	$

Balance at December 31, 2005	106,678	3,235	40,379	9,792	160,084

Warrants exercised	60	-	-	-	60
Options exercised	3,196	-	-	-	3,196
Employee stock purchase plan	438	-	-	-	438
Acquisition	1,139	-	-	-	1,139
Stock based compensation	-	356	-	-	356
Earnings for the period	-	-	8,879	-	8,879
Currency translation adjustment	-	-	-	1,755	1,755

Balance at September 30, 2006	111,511	3,591	49,258	11,547	175,907

(See accompanying notes to the restated condensed consolidated financial statements)

SUNOPTA INC.	8	September 30, 2007 10-Q

SunOpta Inc.
Restated Condensed Consolidated Statements of Cash Flow
For the three months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	September 30,
	2007	2006
	$	$

	(Restated – note 2)
Cash provided by (used in)

Operating activities
Earnings for the period	3,042	1,524
Items not affecting cash
Amortization	3,783	2,979
Deferred income taxes	(4,980)	164
Minority interest	440	328
Dilution gain (note 9)	(693)	-
Other	1,052	215
Changes in non-cash working capital, net of businesses acquired (note 10)	(14,133)	(11,722)
	(11,489)	(6,512)
Investing activities
Acquisition of companies, net of cash acquired	(6,204)	(7,950)
Purchases of property, plant and equipment, net	(9,443)	(2,143)

Purchase of patents, trademarks and other intangible assets	(35)	-
Other	(282)	(365)
	(15,964)	(10,458)
Financing activities
Increase in line of credit facilities	18,855	6,875
Borrowings under long-term debt	21,581	10,462
Repayment of long-term debt	(10,784)	(1,334)
Proceeds from the issuance of common shares, net of issuance costs	1,400	717
Payment of deferred purchase consideration	(379)	-
Other	(45)	(133)
	30,628	16,587

Foreign exchange gain (loss) on cash held in a foreign currency	509	(236)

Increase (decrease) in cash and cash equivalents during the period	3,684	(619)

Cash and cash equivalents – beginning of the period	29,680	4,676

Cash and cash equivalents – end of the period	33,364	4,057

See note 10 for supplemental cash flow information

(See accompanying notes to the restated condensed consolidated financial statements)

SUNOPTA INC.	9	September 30, 2007 10-Q

SunOpta Inc.
Restated Condensed Consolidated Statements of Cash Flow
For the nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	September 30,
	2007	2006
	$	$

	(Restated – note 2)
Cash provided by (used in)

Operating activities
Earnings for the period	7,501	8,879
Items not affecting cash
Amortization	10,710	8,325
Deferred income taxes	(6,275)	600
Dilution gain (note 9)	(693)	-
Minority interest	964	860
Other	1,596	772
Changes in non-cash working capital, net of businesses acquired (note 10)	(63,664)	(18,189)
	(49,861)	1,247
Investing activities
Acquisition of companies, net of cash acquired	(19,584)	(20,147)
Purchases of property, plant and equipment, net	(21,924)	(6,967)
Purchase of patents, trademarks and other intangible assets	(922)	-
Other	(1,613)	(194)
	(44,043)	(27,308)
Financing activities
Increase in line of credit facilities	40,589	12,233
Borrowings under long-term debt	23,081	13,262
Repayment of long-term debt	(18,288)	(3,638)
Proceeds from the issuance of common shares, net of issuance costs	54,016	3,694
Proceeds from the issuance of preference shares by subsidiary	27,954	-
Payment of deferred purchase consideration	(1,468)	(260)
Other	(45)	(503)
	125,839	24,788

Foreign exchange gain (loss) on cash held in a foreign currency	475	(125)

Increase (decrease) in cash and cash equivalents during the period	32,410	(1,398)

Cash and cash equivalents – beginning of the period	954	5,455

Cash and cash equivalents – end of the period	33,364	4,057

See note 10 for supplemental cash flow information

(See accompanying notes to the restated condensed consolidated financial statements)

SUNOPTA INC.	10	September 30, 2007 10-Q

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

2.

Restatements of Previously Issued Financial Statements

On January 24, 2008, the Company announced the discovery of errors related to inventories within the SunOpta Fruit Group's Berry Operations, and that as a result of these errors, the previously issued condensed consolidated financial statements for the three and nine month periods ended September 30, 2007 would need to be restated.

SunOpta Fruit Group - Berry Operations

To quantify the misstatement included in the Form 10-Q for the period ended September 30, 2007, (the "Original 10-Q"), the Company performed detailed procedures, analysis and reconciliations to correct for errors in the costing of inventory, the quantities of inventories held, the valuation of inventories at the lower of cost and market as at and for the three and nine month periods ended September 30, 2007. These procedures were conducted by management with the assistance of independent accounting advisors. Based on this detailed examination, the Company determined that inventories, accounts receivable, and revenue previously reported were overstated and accounts payable and cost of sales were understated. Adjustments were required to correct for errors in cut-off of revenues and purchasing, costing of inventories, reconciliation of inventory quantities held at third party warehouses, the valuation of inventories at the lower of cost or market and the related income tax effects.

Other Adjustments

The restated condensed consolidated financial statements for the three and nine months ended September 30, 2007 also include adjustments that, when the condensed consolidated financial statements were originally filed, were considered either immaterial, or were identified during the December 31, 2007 year end closing process and were determined to relate to the previously filed September 30, 2007 condensed consolidated financial statements. Other adjustments include a reclassification from intangible assets to goodwill related to a business acquisition that occurred in 2006, an adjustment related to a loss recognized on an interest rate swap entered into by Opta Minerals, a correction of gross profit recognized on an in-progress project, adjustments to eliminate intercompany revenue and associated cost of goods sold with no impact on gross profit, corrections to the allocation of the purchase price to assets and liabilities of Congeladora del Rio S.A. de C.V. and Global Trading Inc, an adjustment to additional paid in capital to record a tax benefit related to the exercise of certain stock based awards, an adjustment to the fair value assigned to the warrants issued in conjunction with the preferred share issuance and a change in fair value assigned to Opta Minerals shares issued in conjunction with the acquisition of Newco a.s..

Compared to the previously filed third quarter 2007 financial statements, the impact of the all adjustments was a decrease in earnings for the period of $2,054 and a decrease in basic and diluted earnings per share of $0.03 for the three months ended September 30, 2007. For the nine months ended September 30, 2007 the impact of the adjustments was a decrease in earnings for the period of $8,195 and a decrease in basic and diluted earnings per share of $0.13.
SUNOPTA INC.	11	September 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Restatements of Previously Issued Financial Statements continued

The following table reconciles the balances from the Original 10-Q to the restated condensed consolidated financial statements:

	As Initially	Berry	Other
Condensed Consolidated Statement of Earnings and Comprehensive Income	Reported	Adjustments	Adjustments	Restated
For the three months ended September 30, 2007	($)	($)	($)	($)

Revenues	205,666	(125)	(1,263)	204,278

Cost of goods sold	167,805	2,985	(924)	169,867

Gross profit	37,861	(3,110)	(339)	34,411

Warehousing and distribution expenses	5,198	-	-	5,198
Selling, general and administrative expenses	22,947	(17)	(128)	22,801
Intangible asset amortization	1,017	-	-	1,017
Other expense, net	559	-	(186)	373
Foreign exchange gain	(326)	-	(41)	(367)

Earnings before the following	8,466	(3,093)	16	5,389

Dilution gain	793	-	(100)	693
Interest expense, net	(1,973)	-	(378)	(2,350)

Earnings before income taxes	7,286	(3,093)	(462)	3,732

Provision for income taxes	1,751	(1,420)	(81)	250

Earnings before minority interest	5,535	(1,673)	(381)	3,482

Minority interest	439	-	-	440

Earnings for the period	5,096	(1,673)	(381)	3,042

Other comprehensive income for the period	4,870	-	(240)	4,630

Comprehensive income	9,966	(1,673)	(621)	7,672

Earnings per share for the period

– Basic	0.08			0.05

– Diluted	0.08			0.05

SUNOPTA INC.	12	September 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Restatements of Previously Issued Financial Statements continued

	As Initially	Berry	Other
Condensed Consolidated Statement of Earnings and Comprehensive Income	Reported	Adjustments	Adjustments	Restated
For the nine months ended September 30, 2007	($)	($)	($)	($)

Revenues	597,083	(475)	(2,452)	594,156

Cost of goods sold	484,263	10,428	(1,217)	493,474

Gross profit	112,820	(10,903)	(1,235)	100,682

Warehousing and distribution expenses	15,105	-	-	15,105
Selling, general and administrative expenses	66,935	9	44	66,988
Intangible asset amortization	3,012	-	-	3,012
Other expense, net	965	-	(186)	779
Foreign exchange gain	(635)	-	(181)	(816)

Earnings before the following	27,438	(10,912)	(912)	15,614

Dilution gain	793	-	(100)	693
Interest expense, net	(5,701)	-	(378)	(6,079)

Earnings before income taxes	22,530	(10,912)	(1,390)	10,228
Provision for income taxes	5,870	(3,730)	(377)	1,763

Earnings before minority interest	16,660	(7,182)	(1,013)	8,465

Minority interest	964	-	-	964

Earnings for the period	15,696	(7,182)	(1,013)	7,501

Other comprehensive income for the period	11,081	-	(240)	10,841

Comprehensive income	26,777	(7,182)	(1,253)	18,342

Earnings per share for the period

– Basic	0.25			0.12

– Diluted	0.25			0.12

SUNOPTA INC.	13	September 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Restatements of Previously Issued Financial Statements continued

	As Initially	Berry	Other
Condensed Consolidated Balance Sheet	Reported	Adjustments	Adjustments	Restated
As at September 30, 2007	($)	($)	($)	($)

Assets

Current assets
Cash and cash equivalents	33,364	-	-	33,364
Accounts receivable	97,823	(475)	105	97,453
Inventories	188,585	(7,577)	(259)	180,749
Prepaid expenses and other current assets	10,354	-	(670)	9,684
Deferred income taxes	1,824	-	458	2,282

	331,950	(8,052)	(366)	323,532

Property, plant and equipment	112,576	-	-	112,576
Goodwill	55,974	-	682	56,656
Intangible assets, net	62,508	-	(1,409)	61,099
Deferred income taxes	5,674	-	-	5,674
Other assets	2,921	-	561	3,482

	571,603	(8,052)	(532)	563,019
Liabilities

Current liabilities
Bank indebtedness	83,731	-	-	83,731
Accounts payable and accrued liabilities	80,384	2,860	500	83,744
Customer and other deposits	428	-	-	428
Current portion of long-term debt	11,089	-	-	11,089
Current portion of long-term liabilities	1,540	-	526	2,066

	177,172	2,860	1,026	181,058

Long-term debt	78,993	-	-	78,993
Long-term liabilities	2,381	-	(526)	1,855
Deferred income taxes	11,730	(3,730)	(141)	7,859

	270,276	(870)	359	269,765

Minority interest	13,932	-	(63)	13,869

Preferred shares issued by subsidiary	27,074	-	251	27,325

Shareholders’ Equity

Capital stock	168,276	-	(260)	168,016
Additional paid in capital	4,831	-	334	5,165
Retained earnings	67,034	(7,182)	(913)	58,939
Accumulated other comprehensive income	20,180	-	(240)	19,940

	260,321	(7,182)	(1,079)	252,060

	571,603	(8,052)	(532)	563,019

SUNOPTA INC.	14	September 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Restatements of Previously Issued Financial Statements continued

	As Initially	Berry	Other
Condensed Consolidated Statement of Cash Flows	Reported	Adjustments	Adjustments	Restated
For the three months ended September 30, 2007	($)	($)	($)	($)

Cash provided by (used in)

Operating activities
Earnings for the period	5,096	(1,673)	(381)	3,042
Items not affecting cash
Amortization	3,783	-	-	3,783
Deferred income taxes	(3,603)	(1,420)	43	(4,980)
Minority interest	439	-	-	439
Dilution gain	(793)	-	100	(693)
Other	831	-	222	1,053
Changes in non-cash working capital, net of businesses acquired	(17,123)	3,093	(103)	(14,133)
	(11,370)	-	(119)	(11,489)
Investing activities
Acquisition of companies, net of cash acquired	(6,204)	-	-	(6,204)
Purchases of property, plant and equipment, net	(9,562)	-	119	(9,443)
Purchase of patents, trademarks and other intangible assets	(35)	-	-	(35)
Other	(282)	-	-	(282)
	(16,083)	-	119	(15,964)
Financing activities
Increase in line of credit facilities	18,855	-	-	18,855
Borrowings under long-term debt	21,581	-	-	21,581
Repayments of long-term debt	(10,784)	-	-	(10,784)
Proceeds from the issuance of common shares, net of issuance costs	1,400	-	-	1,400
Payment of deferred purchase consideration	(379)	-	-	(379)
Other	(45)	-	-	(45)
	30,628	-	-	30,628

Foreign exchange gain on cash held in a foreign currency	509	-	-	509

Increase in cash and cash equivalents during the period	3,684	-	-	3,684

Cash and cash equivalents – beginning of the period	29,680	-	-	29,680

Cash and cash equivalents – end of the period	33,364	-	-	33,364

SUNOPTA INC.	15	September 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Restatements of Previously Issued Financial Statements continued

	As Initially	Berry	Other
Condensed Consolidated Statement of Cash Flows	Reported	Adjustments	Adjustments	Restated
For the nine months ended September 30, 2007	($)	($)	($)	($)

Cash provided by (used in)

Operating activities
Earnings for the period	15,696	(7,182)	(1,013)	7,501
Items not affecting cash
Amortization	10,710	-	-	10,710
Deferred income taxes	(2,292)	(3,730)	(253)	(6,275)
Dilution gain	(793)	-	100	(693)
Minority interest	964	-	-	964
Other	1,374	-	222	1,596
Changes in non-cash working capital, net of businesses acquired	(75,446)	10,912	870	(63,664)
	(49,787)	-	(74)	(49,861)
Investing activities
Acquisition of companies, net of cash acquired	(19,584)	-	-	(19,584)
Purchases of property, plant and equipment, net	(21,924)	-	-	(21,924)
Purchase of patents, trademarks and other intangible assets	(922)	-	-	(922)
Other	(1,613)	-	-	(1,613)
	(44,043)	-	-	(44,043)
Financing activities
Increase in line of credit facilities	40,589	-	-	40,589
Borrowings under long-term debt	23,081	-	-	23,081
Repayments of long-term debt	(18,288)	-	-	(18,288)
Proceeds from the issuance of common shares, net of issuance costs	54,016	-	-	54,016
Proceeds from the issuance of preference shares by subsidiary	27,880	-	74	27,954
Payment of deferred purchase consideration	(1,468)	-	-	(1,468)
Other	(45)	-	-	(45)
	125,765	-	74	125,839

Foreign exchange gain on cash held in a foreign currency	475	-	-	475

Increase in cash and cash equivalents during the period	32,410	-	-	32,410

Cash and cash equivalents – beginning of the period	954	-	-	954

Cash and cash equivalents – end of the period	33,364	-	-	33,364

SUNOPTA INC.	16	September 30, 2007 10-Q

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
(Expressed in thousands of U.S. dollars, except per share amounts)

3.

Business Acquisitions

During the nine months ended September 30, 2007, the Company completed three acquisitions. All of these acquisitions have been accounted for using the purchase method of accounting and the condensed consolidated financial statements include the results of operations for these businesses from the date of acquisition. The following are the preliminary purchase allocations for these acquisitions:

		Congeladora del Rio	Baja California
		S.A. de C.V. and	Congelados,
	Newco a.s.	Global Trading Inc.	S.A. de C.V.
	(a)	(b)	(c)	Total
	$	$	$	$
			(Restated – note 2)
Net assets acquired:
Current assets	1,547	3,826	3,785	9,158
Property, plant and equipment	839	4,381	2,688	7,908
Goodwill	-	2,501	-	2,501
Intangible assets	13,637	74	-	13,711
Other long-term assets	-	605	-	605
Current liabilities	(481)	(798)	-	(1,279)
Deferred income tax liabilities	(2,740)	(236)	-	(2,976)

	12,802	10,353	6,473	29,628

Consideration paid:
Cash	6,204	6,853	6,473	19,530
Issuance of Opta Minerals shares	3,181	-	-	3,181
Note payable	2,662	3,500	-	6,162
Other consideration	755	-	-	755

	12,802	10,353	6,473	29,628

As a result of the restatement described in note 2, the allocation of consideration paid to net assets acquired has been adjusted.

a)

Newco a.s.

On July 30, 2007, Opta Minerals., a subsidiary of the Company, acquired 100% of the outstanding common shares of Newco a.s. ("Newco") of Konica, Slovakia for total consideration of $12,802 including cash and acquisition costs net of cash acquired of $6,204, one million common shares of Opta Minerals fair valued at $3,181, a non-interest bearing note payable of $2,662 due in February 2008 and other consideration valued at $755. No additional consideration is payable under the agreement. The intangible assets consisting of a customer relationship acquired in this acquisition are not deductible for tax purposes and are being amortized over its estimated useful life of 23 years.

Newco operates a production facility in Kosice, Slovakia. This company employs approximately 22 people. The addition of Newco further increases Opta’s position in the industrial minerals business and further expands its current position as a key service provider to the steel industry.

The acquisition expands Opta’s business capabilities into Europe and complements existing operations which supply a wide range of desulphurization products in both the United States and Canada from operations in Indiana and Ontario.

SUNOPTA INC.	17	September 30, 2007 10-Q

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

4.

Preferred Shares Issued by Subsidiary (Restated – note 2)

On June 7, 2007, the Company’s subsidiary, SunOpta BioProcess Inc. ("SunOpta BioProcess"), completed a private placement for the sale of 1,500,000 non-dividend bearing, convertible preferred shares of SunOpta BioProcess for gross proceeds of $30,000. SunOpta BioProcess incurred issuance costs of approximately $2,808 in relation to this preferred share offering including the fair value (non-cash) of $762 assigned to warrants of SunOpta Inc. granted to investors as part of the financing. These issuance costs have been offset against the carrying value of the preferred shares. The preferred shares do not bear any dividend rate and contain a conversion feature that allows the holders to convert the preferred shares to common shares of SunOpta BioProcess at any time on a one for one basis. At any time following the seventh anniversary of the closing date of (June 8, 2014) or upon the occurrence of a change in control, holders of the majority of preferred shares will have the right to require SunOpta BioProcess to redeem all of the preferred shares for a cash payment equal to the original issue price ($20 per share and in aggregate $30,000). Should SunOpta BioProcess complete a qualified initial public offering (defined in the preferred share agreement as greater than $50,000), the preferred shares would automatically be converted into common shares of SunOpta BioProcess upon closing of the transaction, resulting in a dilution of SunOpta Inc.’s interest from 100% to approximately 86%. In the event a qualified initial public offering (defined in the preferred share agreement as greater than $50,000) does not occur prior to the seventh anniversary (June 8, 2014) the preferred shares would then represent a liability of SunOpta BioProcess, as the preferred shareholders would have the option to redeem their shares for a cash payment equal to the original issue price of $20 per share.

SUNOPTA INC.	18	September 30, 2007 10-Q

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

The preferred shares are presented net of issuance costs (with no associated tax benefit) and the value of the preferred shares will be accreted to the $30,000 redemption value over a seven year period using the effective interest method. Included in interest expense during the three and nine month periods ended is $96 and $121 respectively, of the accretion expense.

In conjunction with the private placement, SunOpta BioProcess granted 800,000 Restricted Stock Units ("RSU") and 800,000 stock options (with an exercise price of $20 per share) in SunOpta BioProcess common shares to certain employees of SunOpta BioProcess. The RSU’s allow for a cash payment or the grant of shares to certain employees equal to the issuance price in a future initial public offering (to a maximum of $20 per share). The RSU’s and the stock options granted only vest if a change of control of SunOpta BioProcess occurs, or SunOpta BioProcess completes a qualified initial public offering and as such these units are considered performance based awards under SFAS No. 123(R). Accordingly, no expense is recorded in the consolidated financial statements until the contingent element of the award has been resolved. RSU’s expire ten days after vesting whereas unless terminated earlier in accordance with SunOpta BioProcess’ stock option plan, the stock options expire on the seventh anniversary of the closing date (i.e. June 7. 2014). Should SunOpta BioProcess complete a qualified initial public offering, the preferred shares and RSU’s could be converted into common shares of SunOpta BioProcess upon closing of the transaction, resulting in a dilution of SunOpta Inc.’s wholly owned interests in SunOpta BioProcess to 75% (if all shares and options are issued). In the event a qualified initial public offering (defined in the preferred share agreement as greater than $50,000) does not occur prior to the seventh anniversary (June 8, 2014) the preferred shares would then represent a liability of SunOpta BioProcess, as the preferred shareholders would have the option to redeem their shares for a cash payment equal to the original issue price of $20 per share.

At the date of the grant, the Company has estimated that the fair value associated with the stock option grant is $11,025 and RSU’s is $14,400. The fair value of the options was calculated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0%, an expected volatility based on industry peers of 81.25%, a risk-free interest rate of 5.11% and an estimated useful life of up to 7 years. The fair value is based on estimates of the number of options that management expects to vest which was estimated to be 90%. The fair value of the RSU’s is calculated using the maximum $20 per share that could be paid. Given that no market exists for SunOpta BioProcess’ common shares, there exists significant measurement uncertainty in assessing the fair values of the RSU’s and stock options.

As a result of the restatement described in note 2, the amount of preferred shares issued by subsidiary has been increased from $27,074 to $27,325.

SUNOPTA INC.	19	September 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

5.

Inventories

	September 30,	December 31,
	2007	2006
	$	$
	(Restated – note 2)

Raw materials and work in process	29,733	33,182
Finished goods	134,803	85,700
Grain	16,213	7,854

	180,749	126,736
Grain inventories consist of the following:
Company owned grain	15,907	7,637
Unrealized gain (loss) on
Sale and purchase contracts	2,609	1,340
Future contracts	(2,303)	(1,123)

	16,213	7,854

As a result of the restatement described in note 2, finished goods inventories have been reduced from $142,639 to $134,803.

6.

Capital stock and additional paid in capital

	September 30,	December 31,
	2007	2006
	$	$
	(Restated – note 2)
Capital Stock
Common shares	167,254	112,318
Warrants	762	-
Capital Stock	168,016	112,318

Additional paid in capital	5,165	4,188

As a result of the restatement described in note 2, additional paid in capital has been increased from $4,831 to $5,165 and capital stock has decreased from $168,276 to $168,016.

(a)

On February 13, 2007, the Company issued 5,175,000 common shares in a public offering at a price of $10.40 per common share and received gross proceeds of $53,820. The Company incurred share issuance costs of $1,938, net of a $920 tax benefit, for net proceeds of $51,882.

(b)

In the nine months ended September 30, 2007, employees and directors exercised 393,625 (September 30, 2006 – 723,375) common share options and an equal number of common shares were issued for net proceeds of $2,404 (September 30, 2006 - $3,196).

(c)

In the nine months ended September 30, 2007, 59,799 (September 30, 2006 – 64,835) common shares were issued for net proceeds of $593 (September 30, 2006 - $438) as part of the Company’s employee share purchase program.

(d)

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

SUNOPTA INC.	20	September 30, 2007 10-Q

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

(f)

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

(g)

In the nine months ended September 30, 2007, the Company recognized stock based compensation of $643 (September 30, 2006 - $166) related to the Company’s stock options plans including the plan within Opta Minerals.

(h)

In the nine months ended September 30, 2007, no warrants were exercised; however, in the nine months ended September 30, 2006, 35,000 common shares were issued upon exercise of warrants for proceeds of $60.

7.

Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	$	$	$	$
	(Restated		(Restated –
	– note 2)		note 2)

Earnings for the period	3,042	1,524	7,501	8,879

Weighted average number of shares used in basic earnings per share	63,161,688	57,339,332	62,218,571	57,054,678

Dilutive potential of the following:
Employee/director stock options	782,255	676,611	700,432	594,525
Dilutive Warrants	53,939	-	8,843	-

Diluted weighted average number of shares outstanding	63,997,882	58,015,943	62,927,846	57,649,203

Earnings per share:
Basic	0.05	0.03	0.12	0.16
Diluted	0.05	0.03	0.12	0.15

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

SUNOPTA INC.	21	September 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.

Other expense, net

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	$	$	$	$
Law suit (a)	506	24	506	49
Other	(133)	(9)	273	245
	373	15	779	294

(a)

In relation to a lawsuit awarded in 2004 (note 12(a)), a charge was taken in the third quarter of 2007 for legal fees under appeal.

9.

Dilution gain (restated – note 2)

On July 30, 2007, the Company’s subsidiary, Opta Minerals Inc., acquired 100% of the outstanding shares of Newco (note 3). As part of the consideration for the purchase, Opta Minerals Inc. issued one million common shares. As a result of the issuance of common shares, the Company recorded a non-taxable dilution gain of $693 and the percentage of common shares held by the Company of Opta Minerals was reduced from approximately 70.4% to 66.6%.

As a result of the restatement described in note 2, the dilution gain has decreased from $793 to $693.

10.

Supplemental cash flow information

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	$	$	$	$
	(Restated – note 2)		(Restated – note 2)
Changes in non-cash working capital:
Accounts receivable	3,595	(1,287)	(18,085)	(9,133)
Inventories	(10,216)	(3,840)	(43,259)	(11,198)
Recoveries of income taxes	-	-	1,829	1,847
Prepaid expenses and other current assets	(2,746)	(80)	(2,064)	184
Accounts payable and accrued liabilities	(4,624)	(6,414)	(1,556)	307
Customer and other deposits	(142)	(101)	(529)	(196)

	(14,133)	(11,722)	(63,664)	(18,189)
Cash paid for:
Interest	2,280	1,767	6,206	4,905
Income taxes	269	1,166	1,368	1,992

As a result of the restatement described in note 2, changes in non-cash working capital, net of businesses acquired has been adjusted from ($17,123) to ($14,133) for the three months ended September 30, 2007 and has been adjusted from ($75,446) to ($63,664) for the nine months ended September 30, 2007.

SUNOPTA INC.	22	September 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.

Long-term debt and banking facilities

	September 30,	December 31,
	2007	2006
	$	$
Term loan (a)(i)	45,000	45,000
Term loan (a)(ii)	8,000	10,000
Other long-term debt (c)	37,082	22,827

	90,082	77,827
Less: current portion	(11,089)	(8,433)

	78,993	69,394

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

SUNOPTA INC.	23	September 30, 2007 10-Q

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

(b)

Other long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
	$	$
Opta Minerals, Inc. entered into a new banking arrangement on July 30, 2007. At that time the company paid off its existing bank indebtedness and drew Cdn $12,500 ($12,565) on its new operating facility. In addition, Opta Minerals drew Cdn $10,390 ($10,444) on its Cdn $20,000 ($20,104) acquisition line to assist with the purchase of Newco (note 2(c)). The loans have a weighted average interest rate of 5.8% (December 31, 2006 – 8.1%) and require quarterly principal payments of Cdn $572 ($575).	23,009	9,429

Promissory notes issued to former shareholders bearing a weighted average interest rate of 4.3% (December 31, 2006 - 4.7%), unsecured, due in varying instalments through 2010 with principal payments of $6,305 due in the next 12 months.	12,939	10,027

Term loans payable bearing a weighted average interest rate of 4.26% (December 31, 2006 – 7.1%) due in varying instalments through December 2009 with principal payments of $354 due in the next 12 months.	710	2,631

Capital lease obligations due monthly with a weighted average interest rate of 6.8% (December 31, 2006 – 7.9%)	424	740

	37,082	22,827

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

These facilities have been collateralized by a priority security interest against substantially all of the Opta Minerals Inc.’s assets.

Cash on deposit with lending institutions has also been netted against borrowings under the lines of credit with the same institution.

SUNOPTA INC.	24	September 30, 2007 10-Q

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

13.

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

SUNOPTA INC.	25	September 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

13.

Segmented information continued

The Company’s assets, operations and employees are located in Canada, the United States, Mexico and Slovakia. Revenues from external countries are allocated to the United States, Canada and Other markets based on the location of the customer. Other expense, net, dilution gain, interest expense, net, provision for income taxes and minority interest are not allocated to the segments.

	Three months ended
	September 30, 2007
	(Restated – note 2)
			SunOpta
			BioProcess and
	Food Group	Opta Minerals	Corporate	Consolidated
	$	$	$	$
External revenues by market:
United States	114,897	14,044	88	129,029
Canada	58,071	5,127	-	63,198
Other	10,046	1,314	691	12,051
Total revenues from external customers	183,014	20,485	779	204,278

Segment earnings before other expense , net	5,105	2,236	(1,579)	5,762
Other expense, net				373
Earnings before the following				5,389

Dilution Gain				693
Interest expense, net				(2,350)
Provision for income taxes				250
Minority interest				440
Earnings for the period				3,042

As a result of the restatement described in note 2, Food Group segment earnings before other expense have been reduced from $8,480 to $5,105, and SunOpta BioProcess and Corporate have been increased from ($1,691) to ($1,579) and as a result Consolidated earnings before other expense has been reduced from $9,025 to $5,762.

The SunOpta Food Group has the following segmented reporting:

	Three months ended
	September 30, 2007
	(Restated – note 2)
	Grains and Foods	Ingredients		Distribution
	Group	Group	Fruit Group	Group	Food Group
	$	$	$	$	$
External revenues by market:
United States	55,011	15,714	43,809	363	114,897
Canada	1,587	2,026	2,065	52,393	58,071
Other	8,226	502	1,318	-	10,046
Total revenues from external customers	64,824	18,242	47,192	52,756	183,014

Segment earnings before other expense, net	4,205	1,735	(2,464)	1,629	5,105

As a result of the restatement described in note 2, Fruit Group segment earnings have been reduced from $911 to ($2,464) and as a result Food Group segment earnings have been restated from $8,480 to $5,105.

SUNOPTA INC.	26	September 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

13.

Segmented information continued

	Three months ended
	September 30, 2006

			SunOpta
			BioProcess and
	Food Group	Opta Minerals	Corporate	Consolidated
	$	$	$	$
External revenues by market:
United States	85,935	11,644	340	97,919
Canada	33,065	4,798	-	37,863
Other	8,003	445	1,233	9,681
Total revenues from external customers	127,003	16,887	1,573	145,463

Segment earnings before other expense , net	2,625	2,020	(1,098)	3,547
Other expense, net				(15)
Earnings before the following				3,532

Interest expense, net				(1,746)
Recovery of income taxes				(66)
Minority interest				328
Earnings for the period				1,524

The SunOpta Food Group has the following segmented reporting:

	Three months ended
	September 30, 2006

	Grains and Foods	Ingredients		Distribution
	Group	Group	Fruit Group	Group	Food Group
	$	$	$	$	$
External revenues by market:
United States	39,929	12,435	33,523	48	85,935
Canada	91	1,786	1,974	29,214	33,065
Other	5,720	1,047	1,236	-	8,003
Total revenues from external customers	45,740	15,268	36,733	29,262	127,003

Segment earnings before other expense, net	(616)	382	2,392	467	2,625

SUNOPTA INC.	27	September 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

13.

Segmented information continued

	Nine months ended
	September 30, 2007
	(Restated – note 2)
			SunOpta
			BioProcess and
	Food Group	Opta Minerals	Corporate	Consolidated
	$	$	$	$
External revenues by market:
United States	333,202	40,382	1,079	374,663
Canada	176,256	13,303	-	189,559
Other	27,543	1,657	734	29,934
Total revenues from external customers	537,001	55,342	1,813	594,156

Segment earnings before other expense , net	16,205	5,744	(5,556)	16,393
Other expense, net				779
Earnings before the following				15,614

Dilution gain				693
Interest expense, net				(6,079)
Provision for income taxes				1,763
Minority interest				964
Earnings for the period				7,501

As a result of the restatement described in note 2, Food Group segment earnings before other expense have been reduced from $27,825 to $16,205, and SunOpta BioProcess and Corporate have been decreased from ($5,166) to ($5,556) and as a result Consolidated earnings before other expense has been reduced from $28,403 to $16,393.

The SunOpta Food Group has the following segmented reporting:

	Nine months ended
	September 30, 2007
	(Restated – note 2)
	Grains and Foods	Ingredients		Distribution
	Group	Group	Fruit Group	Group	Food Group
	$	$	$	$	$
External revenues by market:
United States	152,585	46,609	133,065	943	333,202
Canada	5,884	6,251	6,806	157,315	176,256
Other	23,564	1,855	2,124	-	27,543
Total revenues from external customers	182,033	54,715	141,995	158,258	537,001

Segment earnings before other expense, net	11,608	4,726	(6,300)	6,171	16,205

As a result of the restatement described in note 2, Fruit Group segment earnings have been reduced from $5,320 to ($6,300) and as a result Food Group segment earnings have been restated from $27,825 to $16,205.

SUNOPTA INC.	28	September 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

13.

Segmented information continued

	Nine months ended
	September 30, 2006

			SunOpta
			BioProcess and
	Food Group	Opta Minerals	Corporate	Consolidated
	$	$	$	$
External revenues by market:
United States	252,761	32,191	340	285,292
Canada	102,582	15,242	15	117,839
Other	28,218	759	2,412	31,389
Total revenues from external customers	383,561	48,192	2,767	434,520

Segment earnings before other expense , net	17,622	5,414	(4,686)	18,350
Other expense, net				294
Earnings before the following				18,056

Interest expense, net				(4,893)
Provision for income taxes				3,424
Minority interest				860
Earnings for the period				8,879

The SunOpta Food Group has the following segmented reporting:

	Nine months ended
	September 30, 2006

	Grains and Foods	Ingredients		Distribution
	Group	Group	Fruit Group	Group	Food Group
	$	$	$	$	$
External revenues by market:
United States	113,201	38,835	100,575	150	252,761
Canada	2,262	4,668	4,836	90,816	102,582
Other	19,293	7,016	1,909	-	28,218
Total revenues from external customers	134,756	50,519	107,320	90,966	383,561

Segment earnings before other expense, net	3,450	3,862	6,762	3,548	17,622

SUNOPTA INC.	29	September 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

14.

Proforma data (unaudited)

Condensed proforma income statement, as if the acquisitions completed in 2006 and 2007 had occurred at the beginning of 2006, is as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	$	$	$	$
	(Restated – note 2)		(Restated – note 2)

Pro-forma revenue	204,616	169,902	604,641	515,941
Pro-forma earnings	3,074	2,015	8,029	10,457
Pro-forma earnings per share:
- Basic	0.05	0.04	0.13	0.18
- Diluted	0.05	0.03	0.13	0.18

15.

Cash and cash equivalents

Included in cash and cash equivalents is $27,941 of cash relating to SunOpta BioProcess that was raised in the preferred share issuance (note 4). These funds can only be used by SunOpta BioProcess, which will use the funds for the continued development of biomass conversion technologies and to build and operate commercial scale facilities for the conversion of cellulosic biomass to ethanol. Also included in cash and cash equivalents are funds of $3,999 that can only be used by Opta Minerals.

These funds are consolidated for financial statement reporting purposes due to the Company’s ownership; however, these funds cannot be utilized by the Company for general corporate purposes and are maintained in separate bank accounts of the legal entities.

16.

New Accounting Policy

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. SunOpta adopted the provisions of FIN 48 which includes uncertain tax positions and tax returns not audited by tax authorities. The cumulative effect of adopting FIN 48 was an increase in opening retained earnings of $100.

17.

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

SUNOPTA INC.	30	September 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

17.

Subsequent Events continued

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

SUNOPTA INC.	31	September 30, 2007 10-Q

SunOpta Inc.
Restated Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2007 and 2006
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

17.

Subsequent Events continued

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

18.

Comparative Balances

The comparative balances for Intangible Asset Amortization have been reclassified from Selling, General and Administrative expenses and reported separately to conform to the current year’s financial statement presentation. In addition, $1,246 was reclassified from intangible assets to goodwill as at December 31, 2006 that related to a business acquisition that occurred in 2006.

SUNOPTA INC.	32	September 30, 2007 10-Q

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

Preferred Shares of SunOpta BioProcess Inc.

On June 7, 2007, the Company completed a private placement for a minority position in SunOpta BioProcess Inc., formerly the SunOpta BioProcess Group. In aggregate, SunOpta raised $30,000,000 before related placement costs through the issuance of non-dividend bearing, convertible preferred shares of SunOpta BioProcess Inc.

The preferred shares entitle holders to one vote per share, are non-dividend bearing, redeemable in specified circumstances and convertible into common shares of SunOpta BioProcess Inc. on a one for one basis (subject to customary anti-dilution adjustments). Investors in the private placement were also issued warrants to purchase 648,300 common shares of SunOpta Inc. at any time for a period of six months following closing, at an exercise price of $11.57 per share. The net proceeds of $27,192,000 will be used for commercialization of SunOpta BioProcess’ patented technology used to convert cellulosic biomass to ethanol.

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

SUNOPTA INC.	33	September 30, 2007 10-Q

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

Working Capital

The Company’s working capital, excluding SunOpta BioProcess cash, increased to $114,344,000 during the first nine months of the year versus $80,000,000 at December 31, 2006. A number of business factors have driven this increase including the rapid growth in inventory in the Company’s global sourcing programs which often requires payment for raw materials in advance of shipping to North America, a significant increase in strawberry and other fruits to support growth in the business, the rapid increase in the costs of certain grains and fruits due to market pricing conditions, significant appreciation of the Canadian dollar against the U.S dollar and changes in the number of days certain products remain in hold for quality testing within the SunOpta Fruit Group. In addition, traditional farmer payments which normally straddle the year-end were significantly higher in 2007 due to increased volumes and higher commodity prices for corn and soybeans.

SUNOPTA INC.	34	September 30, 2007 10-Q

Operations for the Three Months ended September 30, 2007 Compared With the Three Months Ended September 30, 2006

Consolidated

	(Restated)
	September 30,	September 30,
	2007	2006	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	183,014,000	127,003,000	56,011,000	44.1%
Opta Minerals	20,485,000	16,887,000	3,598,000	21.3%
SunOpta BioProcess	779,000	1,573,000	(794,000)	(50.5%)

Total Revenue	204,278,000	145,463,000	58,815,000	40.4%

Operating Income[1]
SunOpta Food Group	5,105,000	2,625,000	2,480,000	94.5%
Opta Minerals	2,236,000	2,020,000	216,000	10.7%
SunOpta BioProcess & Corporate	(1,579,000)	(1,098,000)	(481,000)	(43.8%)

Total Operating Income	5,762,000	3,547,000	2,215,000	62.5%

Other expense, net	373,000	15,000	358,000	2386.7%
Dilution Gain	693,000	-	693,000	n/a
Interest Expense	2,350,000	1,746,000	604,000	34.6%
Provision for (recovery of) income taxes	250,000	(66,000)	316,000	478.8%
Minority Interest	440,000	328,000	112,000	34.1%

Earnings for the period	3,042,000	1,524,000	1,518,000	99.6%

1 (Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues in the three months ending September 30, 2007 increased by 40.4% to $204,278,000 based on internal growth of 20.6% and acquisition revenues of $23,872,000. Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year. The majority of the growth came from the SunOpta Food Group with both acquisition and internal growth contributing to the increase.

Operating income increased to $5,762,000, representing an increase of 62.5% versus the three months ended September 30, 2006. Growth in operating income was primarily due to growth in the SunOpta Food Group. This growth can be attributed to the continued strength within the SunOpta Grains and Foods Group driven by strong demand for natural and organic grains and grain based ingredients and packaged soymilk products, combined with the turnaround in the group’s sunflower business. SunOpta Ingredients and SunOpta Distribution operations also experienced strong operating income growth from prior year. These gains in the SunOpta Food Group were offset by decreased operating income within the SunOpta Fruit Group of $4,856,000 primarily related to reduced margins due to increased commodity and processing costs within the Fruit Group Berry Operations. Improved operating income was also partially attributed to increases in Opta Minerals Inc. from prior and current year acquisitions. Growth was offset by decreased operating income within SunOpta BioProcess Inc. and Corporate. Further details on revenue and operating income are provided below by operating group.

Interest expense increased by 34.6% to $2,350,000 for the three months ended September 30, 2007 due to an increase in average long-term debt and operating lines of approximately $48,000,000. The increase in debt is primarily related to acquisitions completed during the last quarter of 2006 and the first nine months of 2007, plus increases in working capital, to support future internal growth.

Other expense for the quarter ending September 30, 2007 of $373,000 includes the write off of legal fees recoverable of $506,000 and other items totalling $133,000.

The dilution gain of $693,000 resulted from the dilution in the Company’s ownership in Opta Minerals due to shares issued in conjunction with the acquisition of Newco a.s. ("Newco").

SUNOPTA INC.	35	September 30, 2007 10-Q

The income tax rate for the three months ended September 30, 2007 was approximately 6.7%. The provision for income taxes in the three months ended September 30, 2007 is lower than the year to date rate due to significantly lower earnings before taxes in the SunOpta Food Group and the non-taxable dilution gain recognized in the period.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:
For the three month period ended

	(Restated)
	September 30,	September 30,	Change	Change
	2007	2006
	$	$	$	%
Revenue
SunOpta Grains and Foods	64,824,000	45,740,000	19,084,000	41.7%
SunOpta Ingredients	18,242,000	15,268,000	2,974,000	19.5%
SunOpta Fruit	47,192,000	36,733,000	10,459,000	28.5%
SunOpta Distribution	52,756,000	29,262,000	23,494,000	80.3%

Food Group Revenue	183,014,000	127,003,000	56,011,000	44.1%

Segment Operating Income[1]
SunOpta Grains and Foods	4,205,000	(616,000)	4,821,000	(782.6%)
SunOpta Ingredients	1,735,000	382,000	1,353,000	354.2%
SunOpta Fruit	(2,464,000)	2,392,000	(4,856,000)	(203.0%)
SunOpta Distribution	1,629,000	467,000	1,162,000	248.8%

Food Group Operating Income	5,105,000	2,625,000	2,480,000	94.5%
Segment Operating Margin %	2.8%	2.1%		(0.7%)

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Food Group contributed $183,014,000 or 89.6% of total Company consolidated revenues in the three months ended September 30, 2007 versus 87.3% in the same period in 2006. The revenue increase of 44.1% within SunOpta Food Group reflects very strong sales growth from the SunOpta Grains and Foods Group due to the robust demand for soybean, corn and sunflower based products and packaged soymilk sales. Revenue growth can also be attributed to the SunOpta Distribution Group and the SunOpta Fruit Group due to internal growth and acquisitions.

Segment operating income in the SunOpta Food Group increased by 94.5% to $5,105,000, including the impact of $1,657,000 in higher corporate costs allocations compared to the prior year. The increase in segment operating income reflects improved operating results of $4,821,000 in the SunOpta Grains and Foods Group due to strong demand for organic grains and grains based ingredients and packaged soymilk as well as the turnaround in the sunflower business. The sunflower business had net gross profit losses of $2,100,000 in the third quarter of 2006 which included inventory write downs. The SunOpta Ingredients Group contributed $1,353,000 of improved segment operating income as demand for oat and soy fiber products and dairy blending products continued to grow. The SunOpta Distribution Group improved segment operating income by $1,162,000 due to strong demand for natural and organic foods and natural health product, acquisitions completed in 2006, and the impact of ongoing margin improvement initiatives. This was offset by a decline of $4,856,000 in the SunOpta Fruit Group segment operating income. This decline was primarily a result of the Berry Operations acquiring significant amounts of inventory during a period of rising commodity and processing costs. Selling prices were not updated in a timely manner to adequately pass these increased commodity and processing costs on to our customers, which ultimately had a negative impact on margins.

SUNOPTA INC.	36	September 30, 2007 10-Q

Grains and Foods Group
For the three month period ended

	September 30,	September 30,	Change	Change
	2007	2006
	$	$	$	%
Revenue	64,824,000	45,740,000	19,084,000	41.7%
Gross Margin	8,045,000	2,209,000	5,836,000	264.2%
Gross Margin %	12.4%	4.8%		7.6%
Segment Operating Income[1] (loss)	4,205,000	(616,000)	4,821,000	782.5%
Segment Operating Margin %[2]	6.5%	(1.3%)		7.8%

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

Gross margin in the Grains and Foods Group increased by $5,836,000 to $8,045,000 in the three months ended September 30, 2007. Gross margin as a percentage of revenues was favorable compared to the prior year quarter by 7.6% to 12.4%. In 2006, the Group realized gross margin losses of $2.1 million related to the sunflower business. Net of this loss, gross margin as a percent of sales increased 3% year over year. Price increases and plant efficiencies along with a strong rebound from prior year's crop issues have increased sunflower gross margin by $3,597,000. Higher volumes and commodity prices of grains and ingredient products resulted in increased gross margin of $1,826,000. As well, a net increase of $413,000 in gross margin relates to higher aseptic and ESL soymilk volumes as well as roasted products margin rates.

The increase in segment operating income of $4,821,000 to $4,205,000 reflects the increase in gross margin noted above, offset by an increase in corporate allocated costs of $600,000 and a net increase of $339,000 related to selling, general and administrative expense (SG&A). The increase in SG&A was attributed to increased staffing levels to support business growth and higher variable SG&A associated with our higher sales volumes. Foreign exchange losses in the third quarter were higher than the prior year by $76,000, due to losses related to certain Euro foreign exchange contracts.

SunOpta Ingredients Group
For the three month period ended

	September 30,	September 30,	Change	Change
	2007	2006
	$	$	$	%
Revenue	18,242,000	15,268,000	2,974,000	19.5%
Gross Margin	3,786,000	1,730,000	2,056,000	118.9%
Gross Margin %	20.8%	11.3%		9.5%
Segment Operating Income[1]	1,735,000	382,000	1,353,000	354.2%
Segment Operating Margin %[2]	9.5%	2.5%		7.0%

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

SUNOPTA INC.	37	September 30, 2007 10-Q

In the quarter, gross margin in the SunOpta Ingredients Group increased by $2,056,000 and the margin rate increased by 9.5% to 20.8% of revenue. The increase in margin is primarily attributable to higher volumes and processing efficiencies of oat and soy fiber totalling $1,117,000, margin on dairy blending and ingredient products of $326,000 and an increase in contract manufacturing margins of $307,000. It should be noted that during the third quarter of 2006 the Group had a number of plant efficiency issues related to the rapid growth of soy fiber which was a new product line during the year. The remaining $306,000 of net margin growth was attributed to a net increase in soy, specialty processing and other ingredient products.

The increase in segment operating income of $1,353,000 to $1,735,000 reflects the increase in gross margin noted above; offset by higher SG&A costs due to additional headcount related to the improvement of plant efficiencies of $503,000 and increased corporate cost allocations of $200,000.

SunOpta Fruit Group
For the three month period ended

	(Restated)
	September 30,	September 30,	Change	Change
	2007	2006
	$	$	$	%
Revenue	47,192,000	36,733,000	10,459,000	28.5%
Gross Margin	3,076,000	5,928,000	(2,852,000)	(48.1%)
Gross Margin %	6.5%	16.1%		(9.6%)
Segment Operating Income[1]	(2,464,000)	2,392,000	(4,856,000)	(203.0%)
Segment Operating Margin %[2]	(5.2%)	6.5%		(11.7%)

1 (Segment Operating Income is defined as "earnings before other income (expense), interest expense (net), income taxes and minority interest)
2 (Segment Operating Margin is as a percentage of revenue)

The SunOpta Fruit Group contributed revenue of $47,192,000 in the third quarter of 2007 as compared to $36,733,000 in 2006, a 28.5% increase. Internal growth within the Group was 14.7% in the quarter. Increased sales of individually quick frozen (IQF) fruits and frozen strawberries accounted for $1,244,000 of the increased revenue. This increase was primarily driven by strong sales of organic IQF fruits to the private label retail market and strawberry sales to the food service market. The acquisitions of Congeladora del Rio S.A. de C.V (Del Rio), Global Trading Inc (Global), Baja California Congelados, S.A. de C.V. (BCC) in May 2007 and the Hess Food Group (Hess) in November 2006 accounted for increased revenue of $4,143,000. Increased volumes related to healthy fruit snacks contributed $2,322,000 of increased revenue due to new private label programs and expanded product offerings. The continued strength of global sourcing operations contributed $2,409,000, mainly from sales to private label retail customers and bulk organic industrial sales. The continued demand for the group’s fruit toppings and organic fruit bases contributed $341,000 of the increased revenue.

Gross margin in the SunOpta Fruit Group decreased by $2,852,000 in the three months ended September 30, 2007 to $3,076,000 or 6.5% of revenue, as compared to 16.1% in 2006. The substantial decrease is due to higher inventory costs resulting in lower margins within the Berry Operations. More specifically, the lower margins were isolated in the Berry Operations excluding Hess Food Group LLC and the Mexican acquisition, ("California Berry Operations") of the Fruit Group and is described in further detail below. The other components of the Fruit Group, excluding the healthy fruit snacks operations, increased. The acquisitions of the Mexican operations and Hess accounted for increased gross margin of $614,000. Margins in Mexico were partially impacted by the unusual peach freeze experienced earlier in the year. The global sourcing operations contributed $152,000 to margins, largely as a result of the increase in volume. The healthy fruit snacks operations had significantly reduced gross margin rates due to plant efficiency and other operational issues associated with the commissioning of the new bar forming equipment. These installations also impaired the ability to price certain customers until production capacity could catch up to customer demand. This investment is positioning the group as a leader in the growing healthy fruit snacks market. Overall on $2,409,000 in higher sales volumes within the fruit snack business, gross margin declined $495,000 as a result of these issues.

SUNOPTA INC.	38	September 30, 2007 10-Q

Gross margin declined by $3,123,000 within the California Berry Operations. The decline was as a result of an aggressive purchasing strategy which occurred during a time of increasing raw material and input prices. Selling prices were not updated in a timely manner to adequately pass these increased commodity and processing costs on to our customers, which ultimately had a negative impact on gross profit. Margins were further eroded by higher storage costs, increased temporary labor costs and higher overheads, much of which was a direct function of the rise in purchasing volume. Additional operational inefficiencies associated with capital expansion and turnover of key personnel also contributed to the decline in margin. The increase in carrying value and volume of inventory on hand in relation to a market with abundant supply ultimately resulted in provisions being required to reduce the investment in inventory to NRV. These provisions were concentrated mainly in bulk industrial and bi-product inventory. At the time of this report, management is currently working through the existing inventory and has curtailed purchases in order to reduce on-hand inventory.

Segment operating income in the SunOpta Fruit Group declined by $4,856,000 in the three months ended September 30, 2007, to a loss of $2,464,000. In addition to the gross margin decreases noted above, SG&A in the SunOpta Fruit Group increased $853,000 due to an increase in headcount. The increase was required to support the rapid growth in operations, quality control resources to ensure product quality and safety, additional travel required for integration activities and commissions on additional revenues. Additional SG&A of $547,000 was incurred as a result of the acquisitions noted above. Additionally, corporate cost allocations increased by $522,000, and there were incremental FX losses of $82,000.

SunOpta Distribution Group
For the three month period ended

	(Restated)
	September 30,	September 30,	Change	Change
	2007	2006
	$	$	$	%
Revenue	52,756,000	29,262,000	23,494,000	80.3%
Gross Margin	14,861,000	7,384,000	7,477,000	101.3%
Gross Margin %	28.2%	25.2%		3.0%
Segment Operating Income (loss)[1]	1,629,000	467,000	1,162,000	248.8%
Segment Operating Margin %[2]	3.1%	1.6%		1.5%

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

Gross margin in the SunOpta Distribution Group increased by $7,477,000 in the three months ended September 30, 2007 to $14,861,000 or 28.2% of revenues. The increase in the gross margin rate of 3.0% was primarily attributable to higher margins associated with the acquired businesses and improvements in base business operations. Gross profit increased by $6,218,000 due to the acquisitions of Purity, Quest and Aux Mille, higher margins of $787,000 were realized within grocery operations and favourable margins of $472,000 were realized from produce operations due to rationalization of certain customers in eastern Canada and Quebec.

Combined SG&A, warehousing and distribution (W&D) costs increased by $6,472,000 to $13,383,000 as compared to the same quarter in the previous year. As a percentage of revenues, SG&A and W&D have increased to 25.4% of revenues versus 23.6% in the comparative period. SG&A and W&D related to the acquisitions totalled $5,885,000, or 27.5% of revenue and reflects the requirement for additional marketing and promotion funds within their product lines as many of the acquired products are SunOpta owned brands. The remaining increase includes the allocation of incremental corporate costs totalling $335,000 plus other increases of $252,000 related mainly to the increase in volume freight costs due to product mix (frozen).

The increase in segment operating income of 248.8% or $1,162,000 to $1,629,000 reflects the noted increase in gross margin of $7,477,000 offset by increased costs of $6,472,000 related to W&D and SG&A. The remaining positive variance of $157,000 is attributable to foreign exchange gains realized in the quarter.

SUNOPTA INC.	39	September 30, 2007 10-Q

Opta Minerals Inc.
For the three month period ended

	September 30,	September 30,	Change	Change
	2007	2006
	$	$	$	%
Revenue	20,485,000	16,887,000	3,598,000	21.3%
Gross Margin	5,138,000	4,555,000	583,000	12.8%
Gross Margin %	25.1%	27.0%		(1.9%)
Segment Operating Income[1]	2,236,000	2,020,000	216,000	10.7%
Segment Operating Margin %[2]	10.9%	12.0%		(1.1%)

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

Gross margin was $5,138,000 in the three months ended September 30, 2007 versus $4,555,000 in the three months ended September 30, 2006. The positive variance of $1,165,000 was due in most part to the acquisitions noted above. This was offset by a margin decline of $582,000 in the base business due to weakness during the quarter on higher margin foundry, abrasive and steel products in both the Canadian and US operations, driven in part by the rapid increase in the value of the Canadian dollar and customer mix in the U.S.

The increase in segment operating income of $216,000 to $2,236,000 reflects the noted increase in gross margin of $583,000 offset by net increase in SG&A of $454,000. Included in the increased SG&A are intangible amortization costs attributed to the acquisition of Bimac, the Laval facility and Newco a.s. totalling $336,000. A bad debt write-off of $102,000 also occurred within the quarter plus other increases of $16,000. The remaining positive segment operating income variance of $87,000 is attributable to a foreign exchange gain realized in the quarter.

Note: since SunOpta owns 66.6% of Opta Minerals, segment operating income is presented prior to minority interest expense.

SunOpta BioProcess and Corporate
For the three month period ended

	(Restated)
	September 30,	September 30,	Change	Change
	2007	2006
	$	$	$	%
Revenue	779,000	1,573,000	(794,000)	(50.5%)
Gross Margin	(495,000)	886,000	(1,381,000)	(155.9%)
Gross Margin %	(63.5%)	56.3%		(119.8%)
Segment Operating Income[1]	(1,579,000)	(1,098,000)	(481,000)	(43.8%)

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

Gross margin in SunOpta BioProcess was negative $495,000 in the three months ended September 30, 2007 versus a positive margin of $886,000 in the prior year. The negative margin in the quarter reflects costs associated with incremental material costs on projects, additional project costs due to scope changes, and certification costs that are not reimbursable by the client. The strong margin in the prior year reflects the sale of a cellulosic ethanol pilot plant.

SUNOPTA INC.	40	September 30, 2007 10-Q

Selling, general and administrative expenses were $1,444,000 for the third quarter of 2007 as compared to $1,882,000 for the same period in 2006. The increase was as a result of an increase of $1,010,000 related to additional personnel to support development activities within the BioProcess Group, additional personnel in the corporate office as new functions (logistics and human resources) were added to the corporate management team, plus additional positions within the shared services group as more operations are brought onto the Oracle operating platform. Incremental costs of $209,000 were incurred primarily related to higher public company costs. Offsetting the increases noted are additional management fee allocations of $1,657,000. The increases noted above include the impact of the increase in the Canadian dollar on Canadian denominated expenses.

Operating losses of $1,579,000 increased by $481,000 from the same quarter in the previous year. The incremental loss was due primarily to the factors noted above in gross margin and selling, general and administrative expenses offset by an increase of $462,000 in foreign exchange gains realized in the quarter. The foreign exchange gain realized in the third quarter in the prior year was attributed to the increased value of the corporate Canadian denominated assets reported in U.S. dollars.

Operations for the Nine Months ended September 30, 2007 Compared With the Nine Months Ended September 30, 2006

Consolidated

	(Restated)
	September 30,	September 30,	Change	Change
	2007	2006
	$	$	$	%
Revenue
SunOpta Food Group	537,001,000	383,561,000	153,440,000	40.0%
Opta Minerals	55,342,000	48,192,000	7,150,000	14.8%
SunOpta BioProcess	1,813,000	2,767,000	(954,000)	(34.5%)

Total Revenue	594,156,000	434,520,000	159,636,000	36.7%

Operating Income[1]
SunOpta Food Group	16,205,000	17,622,000	(1,417,000)	(8.0%)
Opta Minerals	5,744,000	5,414,000	330,000	6.1%
SunOpta BioProcess & Corporate	(5,556,000)	(4,686,000)	(870,000)	(18.6%)

Total Operating Income	16,393,000	18,350,000	(1,957,000)	(10.7%)

Other expense	779,000	294,000	485,000	165.0%
Dilution Gain	693,000	-	693,000	n/a
Interest Expense	6,079,000	4,893,000	1,186,000	24.2%
Income Tax Provision	1,763,000	3,424,000	(1,661,000)	(48.5%)
Minority Interest	964,000	860,000	104,000	12.1%

Net earnings	7,501,000	8,879,000	(1,378,000)	(15.5%)

1 (Operating Income is defined as earnings before other expense (income), interest expense, (net), income taxes and minority interest)

Revenues in the nine months ending September 30, 2007 increased by 36.7% to $594,156,000 based on consolidated internal growth of 17.4% and acquisition revenues of $71,755,000. Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year. Revenue growth continues to be driven by the SunOpta Food Group, primarily from internal growth year to date of 20.8% and the impact of acquisitions in the SunOpta Fruit Group and SunOpta Distribution Group.

Operating income decreased by $1,957,000, representing a decrease of 10.7% versus the nine months ended September 30, 2006. Included in the results of the Food Group is a decline in operating income of $13,062,000 within the Fruit Group primarily related to reduced margins due to increased raw material costs within the Fruit Group Berry Operations. Additionally the SunOpta Food Group’s operating income includes an increase in allocated costs from Corporate of $4,151,000 for increased information technology services as well as back office functions provided to divisions using the Oracle ERP system. Further details on revenue and operating income, including the impact of the corporate cost allocations are provided by operating group below.

SUNOPTA INC.	41	September 30, 2007 10-Q

Interest expense increased by 24.2% to $6,079,000 for the nine months ended September, 2007 due to increased average long-term debt and operating lines of approximately $48,000,000. The increase in debt is primarily related to acquisitions completed during 2006 and the first nine months in 2007, and to fund working capital required to support internal growth within the various operating groups.

Other expense for the nine months ending September 30, 2007 of $779,000 includes certain legal fees and certain restructuring costs incurred during the first half of 2007.

The dilution gain of $693,000 resulted from the dilution in the Company’s ownership in Opta Minerals due to shares issued in conjunction with the acquisition of Newco a.s. ("Newco").

The income tax rate for the first nine months of 2007 was approximately 17.2% as compared to 26% in the first nine months of 2006. The reduced rate is due to lower earnings in the Food Group, as a result of the significantly reduced operating income in the Fruit Group.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:

	(Restated)
	September 30,	September 30,	Change	Change
	2007	2006
	$	$	$	%
Revenue
SunOpta Grains and Foods	182,033,000	134,756,000	47,277,000	35.1%
SunOpta Ingredients	54,715,000	50,519,000	4,196,000	8.3%
SunOpta Fruit	141,995,000	107,320,000	34,675,000	32.3%
SunOpta Distribution	158,258,000	90,966,000	67,292,000	74.0%

Food Group Revenue	537,001,000	383,561,000	153,440,000	40.0%

Segment Operating Income[1]
SunOpta Grains and Foods	11,608,000	3,450,000	8,158,000	236.4%
SunOpta Ingredients	4,726,000	3,862,000	864,000	22.4%
SunOpta Fruit	(6,300,000)	6,762,000	(13,062,000)	193.2%
SunOpta Distribution	6,171,000	3,548,000	2,623,000	73.9%

Food Group Operating Income	16,205,000	17,622,000	(1,417,000)	(8.0%)
Segment Operating Margin	3.0%	4.6%

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

The SunOpta Food Group contributed $537,001,000 or 90.4% of total Company consolidated revenues in the first nine months ended September 30, 2007 versus 88.3% in the same period in 2006. The revenue increase of 40.0% within SunOpta Food Group reflects favorable sales including internal growth of 20.8% from the food business. The SunOpta Grains and Foods Group continues to experience strong results associated with strong demand for non-GMO and organic grains and grain based ingredients, aseptic and ESL packaged products and improved demand for sunflower products. The SunOpta Distribution Group realized very strong results due to improving natural and organic grocery sales and the impact of 2006 acquisitions. As well, revenue growth in the SunOpta Fruit Group was driven by strong internal growth and acquisitions completed in 2006 and 2007.

Segment operating income in the SunOpta Food Group decreased by 8.0% to $16,205,000, The decrease in segment operating income is primarily due to reduced operating margins of $13,062,000 in the Fruit Group which is primarily a function of the Berry Operations acquiring significant amounts of inventory during a period of rising commodity and processing costs. Selling prices were not updated in a timely manner to adequately pass these increased commodity and processing costs on to our customers, which ultimately had a negative impact on margin. Excluding this decrease in operating income, the other groups increased by $11,645,000. This increase in operating income reflects an increase in operating income of $8,158,000 in the SunOpta Grains and Foods Group due to strong demand for grains based products as well as the continued turnaround in the sunflower business. The SunOpta Distribution Group improved operating income by $2,623,000 due to the impact of acquisitions and strength in natural and organic grocery sales. The SunOpta Ingredients Group realized increased operating margins of $864,000 due to improved margins as a result of higher volumes of higher margin oat and soy fiber, dairy blends and processing improvements.

SUNOPTA INC.	42	September 30, 2007 10-Q

SunOpta Grains and Foods Group
For the nine month period ended

	September 30,	September 30,	Change	Change
	2007	2006
	$	$	$	%
Revenue	182,033,000	134,756,000	47,277,000	35.1%
Gross Margin	22,312,000	11,998,000	10,314,000	86.0%
Gross Margin %	12.3%	8.9%		3.4%
Segment Operating Income[1]	11,608,000	3,450,000	8,158,000	236.4%
Segment Operating Margin %[2]	6.4%	2.6%		3.8%

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

SunOpta Ingredients Group
For the nine month period ended

	September 30,	September 30,	Change	Change
	2007	2006
	$	$	$	%
Revenue	54,715,000	50,519,000	4,196,000	8.3%
Gross Margin	11,094,000	8,524,000	2,570,000	30.2%
Gross Margin %	20.3%	16.9%		3.4%
Segment Operating Income[1]	4,726,000	3,862,000	864,000	22.4%
Segment Operating Margin %[2]	8.6%	7.6%		1.0%

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

SUNOPTA INC.	43	September 30, 2007 10-Q

In the first nine months of 2007, gross margin in the SunOpta Ingredients Group increased by $2,570,000 and the margin rate increased by 3.4% to 20.3% of revenue. The increase in margin is attributable to continued demand and cost improvements related to our oat and soy fiber product lines of $1,491,000 and increased volumes of our dairy blended product gross margin of $760,000. As well, improved volumes related to specialty processing of tea, soy and other products improved margins by $557,000. These were offset by lower volumes related to technical and specialty processing of ingredients of $238,000.

The increase in segment operating income of $864,000 to $4,726,000 reflects the increase in gross margin of $2,570,000, offset by an increase in SG&A of $1,106,000 due to increased headcount required to drive operational efficiency improvements realized on the gross margin line plus a higher corporate cost allocation of $600,000.

SunOpta Fruit Group
For the nine month period ended

	(Restated)
	September 30,	September 30,	Change	Change
	2007	2006
	$	$	$	%
Revenue	141,995,000	107,320,000	34,675,000	32.3%
Gross Margin	9,937,000	16,787,000	(6,850,000)	(40.8%)
Gross Margin %	7.0%	15.6%		(8.6%)
Segment Operating Income[1]	(6,300,000)	6,762,000	(13,062,000)	(193.2%)
Segment Operating Margin %[2]	(4.4%)	6.3%		(10.7%)

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)
2 (Segment Operating Margin is operating income1 as a percentage of revenue)

The SunOpta Fruit Group contributed revenues of $141,995,000 in the first nine months of 2007 as compared to $107,320,000 in 2006, a 32.3% increase or $34,675,000. Internal growth within the group was 23.6% in the first nine months of 2007. Revenue increased by $9,215,000 due to continued strength in the sale of IQF fruits and frozen strawberries. Global sourcing operations contributed $8,486,000 of the increase primarily due to gains in bulk organic industrial products and private label retail sales. Also contributing to the improved revenue growth was increased healthy fruit snacks revenue of $6,583,000 due to the continued roll out of new private label programs and innovative products. The acquisitions of the Mexican operations (Global, Del Rio and BCC) and Hess contributed $7,442,000 to increased revenue. The fruit topping and base operations improved by $2,949,000 due expanded fruit toppings and organic fruit base sales.

Gross margin in the SunOpta Fruit Group decreased by $6,850,000 in the nine months ended September 30, 2007 to $9,937,000 or 7.0% of revenue, as compared to 15.6% of revenues in 2006. The substantial decrease is due to higher inventory costs resulting in lower margins within the California Berry Operations as described in further detail below. Excluding the California Berry Operation’s decline of $9,433,000, the other components of the Fruit Group, excluding the healthy fruit snack operations, increased. An increase of $1,219,000 was attributable to the global sourcing operations due to gains in bulk organic industrial ingredients and private label retail sales. The acquisitions of the Mexican operations and Hess provided additional margins of $2,011,000. Margin within the healthy fruit snack operations declined by $647,000 despite significant revenue increases as the Company continued to invest in the growth and operating efficiencies of the operations.

Gross margin declined by $9,433,000 within the California Berry Operations. The decline was as a result of an aggressive purchasing strategy which occurred during a time of increasing raw material and input prices. Selling prices were not updated in a timely manner to adequately pass these increased commodity and processing costs on to our customers, which ultimately had a negative impact on gross profit. Margins were further eroded by higher storage costs, increased temporary labor costs and higher overheads, much of which was a direct function of the rise in purchasing volume. Additional operational inefficiencies associated with capital expansion and turnover of key personnel also contributed to the decline in margin. The increase in carrying value and volume of inventory on hand in relation to a market with abundant supply ultimately resulted in provisions being required to reduce the investment in inventory to NRV. These provisions were concentrated mainly in bulk industrial and bi-product inventory. At the time of this report, management is currently working through the existing inventory and has curtailed purchases in order to reduce on-hand inventory.

SUNOPTA INC.	44	September 30, 2007 10-Q

Segment operating income in the SunOpta Fruit Group declined by $13,062,000 to a loss of $6,300,000 for the nine months ended September 30, 2007. In addition to the margin decreases noted above, SG&A costs increased $3,282,000 due to additional headcount required to support rapidly expanding operations, quality control resources to ensure the quality and safety of products, travel to support integration activities and advertising and commission costs to support new products and programs. In addition, higher SG&A costs associated with the acquisitions were $1,500,000 and corporate cost allocations increased by $1,166,000. The remaining negative variance of $264,000 is attributable to higher foreign exchange losses.

SunOpta Distribution Group
For the nine month period ended

	(Restated)
	September 30,	September 30,	Change	Change
	2007	2006
	$	$	$	%
Revenue	158,258,000	90,966,000	67,292,000	74.0%
Gross Margin	44,434,000	23,739,000	20,695,000	87.2%
Gross Margin %	28.1%	26.1%		2.0%
Segment Operating Income[1]	6,171,000	3,548,000	2,623,000	73.9%
Segment Operating Margin %[2]	3.9%	3.9%		0.0%

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

Gross margin in the SunOpta Distribution Group increased by $20,695,000 in the first three quarters of 2007 to $44,434,000 or 28.1% of revenues. The increase in the gross margin rate of 2.0% was attributable to higher margins associated with the acquisitions of $18,141,000 and higher margins of $2,090,000 related to the revenue growth in natural and organic groceries. Very strong margin rates in the Western produce business more than offset the losses due to rationalization within the eastern business for a net increase of $464,000.

Combined SG&A and warehousing and distribution costs increased by $18,532,000 to $38,790,000 as compared to the same period in the previous year. As a percentage of revenues, these expenses have increased to 24.5% of revenues versus 22.3% in the comparative period. Incremental SG&A and W&D related to the acquisitions totalled $16,872,000, or 28.2% of revenue reflecting higher marketing and promotion expenses inherent to company owned product lines. The remaining increase includes the allocation of incremental corporate costs totalling $1,004,000 plus other SG&A increases of $656,000 primarily related to increases in volume and increased freight costs due to product mix (frozen).

The increase in segment operating income of 73.9% or $2,623,000 to $6,171,000 reflects the noted increase in gross margin of $20,695,000 offset by increased costs related to W&D and SG&A. The remaining positive variance of $460,000 is attributable to foreign exchange gains realized during the year.

SUNOPTA INC.	45	September 30, 2007 10-Q

Opta Minerals Inc.
For the nine month period ended

	September 30,	September 30,	Change	Change
	2007	2006
	$	$	$	%
Revenue	55,342,000	48,192,000	7,150,000	14.8%
Gross Margin	13,639,000	11,850,000	1,789,000	15.1%
Gross Margin %	24.6%	24.6%		0.0%
Segment Operating Income[1]	5,744,000	5,414,000	330,000	6.1%
Segment Operating Margin %[2]	10.4%	11.2%		(0.8%)

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

Gross margin was $13,639,000 or 24.6% of revenues in the nine months ended September 30, 2007 versus $11,850,000 or 24.6% of revenues in the 2006. The increase was mainly attributable to the acquisitions with a net margin increase of $2,405,000. The remaining margin decline of $616,000 in the base business reflects the weakness on higher margin foundry and abrasive products in both the Canadian and US operations. However, this decline was minimized primarily due to price increases and plant efficiencies.

The increase in segment operating income of $330,000 to $5,744,000 reflects the noted increase in gross margin of $1,789,000, offset by a net increase related to SG&A of $1,446,000 and a reduction of exchange gains of $13,000. Included in the increased SG&A and intangible amortization are net increases in costs attributed to the acquisitions of Newco and Bimac totalling $880,000 including an increase in non-cash intangible amortization of $205,000. The remaining net increase of $464,000 is primarily related to a bad debt write-off of $102,000 and the impact of the appreciation of the Canadian dollar versus the U.S. dollar as the majority of SG&A costs are denominated in Canadian dollars.

SunOpta BioProcess and Corporate
For the nine month period ended

	(Restated)
	September 30,	September 30,	Change	Change
	2007	2006
	$	$	$	%
Revenue	1,813,000	2,767,000	(954,000)	(34.5%)
Gross Margin (loss)	(734,000)	768,000	(1,502,000)	(195.6%)
Gross Margin %	(40.5%)	27.8%		(68.3%)
Segment Operating Income[1]	(5,556,000)	(4,686,000)	(870,000)	(18.6%)

1 (Segment Operating Income is defined as earnings before other income (expense), interest expense (net), income taxes and minority interest)

Revenues were $1,813,000 for the nine months ended September 30, 2007 versus $2,767,000 in the same period of 2006. Revenues during the period were derived from equipment supply contracts utilized in the production of cellulosic ethanol.

Gross margin in SunOpta BioProcess was negative $734,000 in the nine months ended September 30, 2007 versus a positive margin of $768,000 in the comparable period of the previous year. The negative margin in the current year reflects the cumulative impact of incremental internal costs on projects and certification costs which were not reimbursable.

SUNOPTA INC.	46	September 30, 2007 10-Q

Selling, general and administrative expenses were $5,388,000 for the first nine months of 2007 as compared to $5,717,000 for the same period in 2006. The decrease was a result of incremental management fees of $4,152,000 charged to the SunOpta Food Group for consolidated back-office and IT functions. Offsetting the impact of the cost allocations is an increase of $2,807,000 resulting from additional personnel to support the increased activities within the BioProcess Group and additional personnel in the corporate offices as new functions (shared services, logistics and human resources) are added. Incremental costs of $1,016,000 were primarily related to the costs associated with the financing and business development activities, in addition to the centralization of information technology services and additional Oracle consulting fees for the continued rollout. The increases noted include the impact of the strengthening Canadian dollar as most of the Corporate and BioProcess expenses are born in Canada.

Operating losses of $5,556,000 increased by $870,000 from the same quarter in the previous year. The increased loss was due primarily to the factors noted above in gross margin and SG&A offset by an increase of $303,000 in foreign exchange gains realized.

Liquidity and Capital Resources (at September 30, 2007)

Sources of Liquidity

The Company obtained its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At September 30, 2007, the Company had availability under certain lines of credit approximately $15,000,000. In addition the Company had lines available of approximately $20,000,000 to be used for acquisitions and capital expenditures. The Company’s subsidiary Opta Minerals also had available lines of credit of $6,000,000 and available acquisition lines of approximately $10,000,000.

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

The Company had the following sources from which it can fund its 2007 and beyond cash operating requirements:

  Cash and cash equivalents to the extent available.

  Available operating lines of credit.

  Cash flows generated from operating activities.

  Cash flows generated from receipts of options and warrants currently in-the-money.

  Additional long term financing

In order to finance significant acquisitions, the Company may need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a maximum long term debt to equity ratio of 0.60 to 1.00 versus the current position of approximately 0.36 to 1.00.

Cash Flows from Operating Activities

Net cash and cash equivalents increased $32,410,000 during first nine months of 2007 (2006 – ($1,398,000)) to $33,364,000 as at September 30, 2007 (2006 - $4,057,000). The increase in cash and cash equivalents is due primarily to the SBI preferred share financing as described in note 4. Those funds relate to SBI and are not available to SunOpta for general corporate purpose.

Cash flows provided by operations for the first nine months of 2007 before working capital changes was $13,803,000 (2006 – $19,436,000), a decrease of $5,633,000 or 29.0%. Cash provided (used) by operations after working capital changes was ($49,861,000) for the nine months ended September 30, 2007 (2006 – $1,247,000), reflecting the use of funds for non-cash working capital of $63,664,000 (2006 – ($18,189,000)). This utilization consists principally of an increase in accounts receivable of ($18,085,000) (2006 – $9,133,000), an increase in inventories of ($43,259,000) (2006 - $11,198,000), a decrease in accounts payables and accrued liabilities of ($1,556,000) (2006 – ($307,000)), a strategic increase in prepaid expenses and other current assets of ($2,064,000) (2006 – ($184,000)) and a decrease in customer deposits of ($529,000) (2006 – $196,000) partially offset by a decrease in recoveries of income taxes of $1,829,000 (2006 – $1,847,000). The usage of cash flows to fund working capital in 2007 reflects the increase in working capital requirements to fund growth through the purchase of grains within the SunOpta Grains and Foods Group, organic and conventional fruit in the SunOpta Fruit Group and seasonal products within the SunOpta Distribution Group. The absence of change in accounts payable reflects increased payments to grain farmers and international sourcing which requires payment at the point of delivery.

SUNOPTA INC.	47	September 30, 2007 10-Q

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

Cash Flows from Financing Activities

Cash provided (used) by financing activities was $125,839,000 in the first nine months of 2007 (2006 – $24,788,000), consisting primarily of net proceeds from the issuance of common shares of $54,016,000 (2006 - $3,694,000), net proceeds from the issuance of preference shares by a subsidiary of $27,954,000 (2006 - $nil) an increase in bank indebtedness of $40,589,000 (2006 - $12,233,000) and additional long-term borrowings of $23,081,000 (2006 - $13,262,000), offset by repayment of term debt ($18,288,000) (2006 – ($3,638,000)) and payment of deferred purchase consideration of ($1,468,000) (2006 – ($763,000)).

Item 4. Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that as a result of the need to restate the condensed consolidated financial statements as at and for the three and nine month periods ended September 30, 2007, our disclosure controls and procedures were not effective as of September 30, 2007. Refer to "Management’s Report on Internal Control over Financial Reporting" as contained in Item 9A. Controls and Procedures in the Company’s most recently filed Form 10-K for a description of the material weaknesses that have been identified.

Changes in Internal Control Over Financial Reporting

SunOpta’s management, with the participation of SunOpta’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in SunOpta’s internal control over financial reporting occurred during the third quarter of fiscal 2007. Based on that evaluation, management concluded that there was a material change in SunOpta’s internal control over financial reporting during the third quarter of fiscal 2007. Specifically, in response to a financial systems conversion for a reporting unit within the Fruit Group that took place in the first quarter of fiscal 2007, manual procedures and adjustments supplanted certain system control processes relating to the purchasing, payables, sales, receivables, and inventory accounting cycles.

PART II - OTHER INFORMATION.

Item 1A. Risk Factors

Refer to the most recently filed Form 10-K under the heading "Risk Factors in Item 1A of that report for a list of certain risks associated with our operations.

Item 5. Exhibits

(a)

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

_______________
** Filed herewith

SUNOPTA INC.	48	September 30, 2007 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

Date: July 21, 2008	/s/ John Dietrich
By John Dietrich
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	49	September 30, 2007 10-Q