Form 10-K
period 2007-12-31
SunOpta Inc.
filed 2008-07-22
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes ☐   No ☒

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
Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company”)
in Rule 12b-2 of the Act). Check one:
Large accelerated filer ☐       Accelerated filer  ☒          Filer  ☐        Non-accelerated filer  ☐         Smaller Reporting Company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Aggregate market value of the common shares held by non-affiliates of the registrant, computed using the closing price of the
NASDAQ Global Select Market for the registrant’s common stock on June 30, 2008 was $325,982,981. The registrant’s common shares trade on the NASDAQ Global Select Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

The number of shares of the registrant’s common stock outstanding as of June 30, 2008 was 64,214,373.

SunOpta Inc.	1	December 31, 2007 – 10-K

SUNOPTA INC.

TABLE OF CONTENTS

FORM 10-K

SunOpta Inc.	2	December 31, 2007 – 10-K

Currency Presentation

All dollar amounts herein are expressed in United States dollars. Amounts expressed in Canadian dollars are preceded by the symbol “Cdn$”. On June 30, 2008, the noon buying rate, in New York City for cable transfers in Canadian dollars for customs purposes by the Federal Reserve Bank of New York was U.S. $0.9807 for $1.00 Canadian.

The following table sets forth information with respect to the exchange rate of the Canadian dollar into United States currency during 2007: (1) The rate of exchange for the Canadian dollar, expressed in U.S. dollars, in effect at the end of the year, (2) the average of exchange rates in effect on the last day of each month during the year and (3) the high and low exchange rates during the year.

RATES	2007
Last Day (1)	$1.0088
Average (2)	$0.9303
High (3)	$1.0852
Low (3)	$0.8435

Forward-Looking Financial Information

This report contains forward looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward looking statements do not relate strictly to historical or current facts and include words or phrases such as “management anticipates,” “we believe,” “we anticipate,” “we expect,” “we plan,” “we will,” and words and phrases of similar impact and include, but are not limited to references to business strategies, competitive strengths, goals, capital expenditure plans, business and operational growth plans and references to the future growth of the business. These forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its interpretation of current conditions, historical trends and expected future developments as well as other factors that the Company believes are appropriate in the circumstance.

Whether actual results and developments will agree with expectations and predictions of the Company is subject to many risks and uncertainties including, but not limited to, general economic, business, weather or market risk conditions; the Company’s ability to address inventory issues in its berry operations; the achievement of business forecasts; the outcome of any pending litigation; competitive actions by other companies; changes in laws or regulations or policies of local governments, provinces and states as well as the governments of United States and Canada, many of which are beyond the control of the Company. Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized.

SunOpta Inc.	3	December 31, 2007 – 10-K

PART I

Item 1. Business

Overview

SunOpta Inc. (“SunOpta” or the “Company”), incorporated in 1973, operates high-growth ethical businesses focused on a healthy products portfolio that promotes the health and well-being of its communities and environmental responsibility. The Company has three operating groups, the largest being the SunOpta Food Group (the “Food Group”), which accounted for approximately 90% of 2007 consolidated revenues. This group operates in the rapidly growing natural, organic and specialty foods and natural health product sectors via its operations throughout North America and Europe which operations utilize a number of vertically integrated business models to bring cost effective and quality products to market. In addition to the SunOpta Food Group, SunOpta owns approximately 66.6% of Opta Minerals Inc. (“Opta Minerals”). Opta Minerals is a vertically integrated provider of custom process solutions and industrial mineral products for use primarily in the steel and foundry industries, loose abrasive cleaning, roof shingle granule and water filtration industries. SunOpta’s third operating group is SunOpta BioProcess Inc. (“SBI” or “SunOpta BioProcess”), formerly the SunOpta BioProcess Group provides process solutions for the biomass conversion industry from process development and design through the sale of proprietary biomass processing technology with a current focus on applications in the production of cellulosic ethanol. On June 11, 2007 SunOpta announced the completion of a private placement of 1,500,000 non-dividend bearing, convertible preferred shares of SunOpta BioProcess for total gross proceeds of $30 million. See “Major Developments During 2007.”

The SunOpta Food Group operates in the natural, organic and specialty foods and natural health product sectors, which sectors management believes offer above average growth opportunities compared to other segments of the food industry. The SunOpta Food Group is comprised of four operating groups, the SunOpta Grains and Foods Group (the “Grains and Food Group”), the SunOpta Ingredients Group (the “Ingredients Group”), the SunOpta Fruit Group (the “Fruit Group”) and the SunOpta Distribution Group (the “Distribution Group”). These groups use a combination of specific and vertically integrated seed to table capabilities to serve the fast growing natural, organic and specialty foods and natural health product sectors. “Seed to table” refers to the SunOpta Food Group’s ability to control the entire supply chain from farm gate to finished product, thus maintaining control of certification, quality and margins. The SunOpta Grains and Foods Group is headquartered at 3824 93rd Street SW Hope, Minnesota 56048-0128, telephone: (507) 451-3316, fax: (507) 451-2910. The SunOpta Ingredients Group is headquartered at 25 Wiggins Avenue, Bedford, Massachusetts, 01730, telephone: (781) 276-5100, fax: (781) 276-5101. The SunOpta Fruit Group is headquartered at 6571 Altura Blvd., Suite 200, Buena Park, California, 90620, telephone: (714) 521-1002, fax: (741) 522-3694. The SunOpta Distribution Group is headquartered at 173-12757 Vulcan Way, Richmond, British Columbia, V6V 3C8, telephone: (604) 276-2441, fax: (604) 214-2942.

Opta Minerals, which represented approximately 9% of consolidated 2007 revenues, processes, sells and distributes silica-free loose abrasives and other specialty industrial minerals to the foundry, steel, roofing shingle and marine/bridge cleaning industries; sources specialty sands and garnets for the water filtration industry; and recycles inorganic materials under special permits from government authorities at both its Waterdown, Ontario and Norfolk, Virginia sites. In February 2005, approximately 29% of Opta Minerals was sold as part of an initial public offering on the Toronto Stock Exchange (“TSX”), trading under the symbol “OPM.” As part of the acquisition of Newco a.s. discussed below under “Major Developments During 2007,” Opta Minerals issued 1,000,000 Common Shares which diluted SunOpta’s equity ownership in Opta Minerals to approximately 66.6% . Opta Minerals is headquartered at 407 Parkside Drive, Waterdown, Ontario, L0R 2H0, telephone: (905) 689-7361, fax: (905) 689-3915.

SunOpta Inc.	4	December 31, 2007 – 10-K

SunOpta BioProcess, which represented less than 1% of 2007 consolidated revenues, operates from facilities located on property of the Company in Brampton, Ontario. SunOpta BioProcess provides equipment and process solutions for the biomass conversion industry, from process development and design through the sale of proprietary biomass processing technology and the planned investment in cellulosic ethanol production. SunOpta BioProcess offers extensive scientific and engineering capabilities in the design and development of biomass conversion solutions, and holds a number of patents on its proprietary steam explosion technology and related processes. This technology has wide potential in cellulosic ethanol, pulp, and food ingredients processing and offers licensing and applications potential. The proprietary steam explosion technology uses high temperature and pressure rather than chemicals to process biomass which can then be used to produce various products for further processing. SunOpta BioProcess is headquartered at 2838 Bovaird Drive West, Brampton, Ontario, L7A 0H2, telephone: (905) 455-1990, fax: (905) 455-5744.

Segment Information

The Company operates in three industries:

(1) The SunOpta Food Group produces, packages, markets and distributes a wide range of natural, organic, kosher and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food and natural health products. There are four segments in the SunOpta Food Group:

a)	SunOpta Grains and Foods Group
b)	SunOpta Ingredients Group
c)	SunOpta Fruit Group
d)	SunOpta Distribution Group

(2) Opta Minerals processes, sells and distributes silica free loose abrasives, roofing granules, industrial minerals specialty sands, and recycles inorganic materials for the foundry, steel, roofing shingles and bridge and ship cleaning industries; and

(3) SunOpta BioProcess provides a wide range of research and development and engineering services and owns numerous patents on its proprietary steam explosion technology. SunOpta BioProcess designs and subcontracts the manufacture of these systems, which are used for processing biomass for use in the biofuel, paper and food industries.

The Company’s assets, operations and employees are principally located in North America, and, more recently, in Europe as a result of the Newco a.s. (“Newco”) acquisition in 2007 and the Tradin Organics Agriculture (“Tradin”) and MCP Mg-Serbien SAS (“MCP”) acquisitions that took place in 2008.

MAJOR CORPORATE DEVELOPMENTS DURING 2007 AND 2008

Set out below are certain material events that have taken place within SunOpta’s business during 2007 and to June 23, 2008.

On January 5, 2007 the Company announced the appointment of Steve Bromley as its President and Chief Executive Officer effective February 1, 2007. Mr. Bromley succeeded Jeremy Kendall who had been the Company’s Chief Executive Officer for 23 years. Mr. Kendall has remained as Chairman of the Board at SunOpta, Opta Minerals and SunOpta BioProcess, and is active in strategic planning and business development matters.

On January 5, 2007, the Company also announced the appointment of Joseph Riz as its Executive Vice President, responsible for operations. Mr. Riz resigned this position effective May 31, 2008 and will transition from the Company over the balance of fiscal 2008.

On February 13, 2007, the Company closed a public offering that raised gross proceeds of approximately $53,820,000. The offering was for 5,175,000 common shares at a price of $10.40 per share. The Company incurred share issuance costs of $1,938,000 net of a $920,000 tax benefits, for net proceeds of $51,882,000. The proceeds were used to reduce bank indebtedness as well as for general corporate purposes including acquisitions, internal expansion projects and working capital requirements.

SunOpta Inc.	5	December 31, 2007 – 10-K

On June 11, 2007, the Company announced that it had sold a minority position in SunOpta BioProcess to a group of international investors. In aggregate, SunOpta raised $30,000,000 before related placement costs through the issuance of non-dividend bearing, convertible preferred shares of SunOpta BioProcess Inc. SunOpta has retained approximately 75% of SunOpta BioProcess on a fully-diluted basis. The preferred shares entitle holders to one vote per share, are non-dividend bearing, redeemable at any time following the seventh anniversary of the closing date (June 7, 2014) or upon the occurrence of a change in control including a qualified initial public offering (defined in the preferred share agreement as greater than $50,000,000) and convertible into common shares of SunOpta BioProcess on a one-for-one basis (subject to customary anti-dilution adjustments) at the option of the holder at any time. Investors in the private placement were issued, and subsequently exercised, warrants to purchase 648,300 of SunOpta’s common shares for $11.57 per share.

On July 4, 2007, the Company expanded its existing credit facilities to add two international banks to its lending syndicate, increase its operating line of credit in the United States by $30,000,000 and add a $20,000,000 acquisition facility available for future strategic acquisitions and capital investments. The additional operating line replaced other credit facilities that were eliminated earlier in 2007.

On December 3, 2007, the Company announced that Stephen R. Bronfman, SRB Belvedere Trust and The Charles R. Bronfman Trust (collectively, the “Selling Shareholders”) sold all of their 5,080,532 common shares of SunOpta. The Company confirmed that it did not receive any proceeds from the offering and that it had entered into an underwriting agreement at the request of the Selling Shareholders in accordance with a Registration Rights Agreement between the parties. On December 20, 2007, Stephen Bronfman, Chairman and President of Claridge Inc., a member of the Company’s Board of Directors, submitted his resignation as a Director. Mr. Bronfman’s resignation was expected given the liquidation of his holdings in the Company.

On January 24, 2008, the Company announced that inventories within the SunOpta Fruit Group’s berry operations would require a write-down to net realizable value (“NRV”) plus other adjustments and that previously filed quarters for 2007 would need to be restated. In January, the Company commenced an in-depth review of its internal controls and accounting practices at the SunOpta Fruit Group’s berry operations. In February, the Audit Committee engaged independent counsel and independent accountants to help it investigate and assess the Fruit Group berry operations accounting practices, including internal control deficiencies. The Audit Committee completed its investigation and the Board of Directors accepted its recommendations to remediate internal controls in June 2008. Company personnel have begun to address the weaknesses identified, including having taken a series of specific actions related to inventory valuations and accounting. The Company has amended its quarterly financial statements for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007. A discussion of the material weaknesses in internal controls and the Company’s efforts to remediate those weaknesses is in Item 9A, Controls and Procedures.

The Company received Staff Determination notices on April 2, 2008 and May 20, 2008 from The Nasdaq Stock Market (“Nasdaq”) stating that the Company was not in compliance with the Nasdaq Marketplace Rules as a result of the delay in the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, and that as a result the Company’s securities could be delisted. The Company appealed the determination to delist the Company’s securities, and a Listing Qualifications Panel of Nasdaq notified the Company that it would continue to list the Company’s securities if (1) the Company reported to the Panel the findings of the Audit Committee investigation by July 20, 2008, and (2) the Company filed delinquent filings by July 31, 2008. The Company has reported the Audit Committee’s findings to the Panel and has filed its delinquent annual report on Form 10-K, and expects to file its delinquent quarterly report on Form 10-Q by July 31, 2008.

The Company has also received letters from the Securities and Exchange Commission and from the Ontario Securities Commission requesting additional information related to the write-down and restatements described in its January 24, 2008 press release and it received an additional request from the Ontario Securities Commission for information regarding its stock option granting process. The Company is cooperating with the requests from these agencies.

SunOpta Inc.	6	December 31, 2007 – 10-K

Subsequent to the Company’s press release on January 24, 2008, the Company and certain officers (one of whom is a director) and a former director were named as defendants in several proposed class action lawsuits in the United States. These lawsuits were filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008. The lawsuits allege, among other things, violations of United States federal securities laws, misrepresentations and insider trading. These lawsuits are in a preliminary phase and are expected to be consolidated in one class action with a lead plaintiff. Similarly, one proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008 against the Company and certain officers, one of whom is also a director, alleging misrepresentation, and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under Ontario’s Securities Act. This action is also in its preliminary phase. Management intends to vigorously defend these actions.

On April 24, 2008, the Company announced the appointment of Mr. Tony Tavares to the position of Vice President and Chief Operating Officer, effective June 2, 2008. In this role, Mr. Tavares will assume operational and strategic responsibility for the SunOpta Food Group operations and global supply chain initiatives. Mr. Tavares brings over 20 years of food industry experience to this role.

On June 26, 2008, the Company announced that its Board of Directors had accepted recommendations of its Audit Committee regarding changes to a number of internal processes and procedures and certain management positions. It announced that Steve Bromley, CEO, and John Dietrich, CFO, would transition from their current positions by December 31, 2008. During this transition period the Company will search for suitable replacements. Steve Bromley will continue to serve on the Board of Directors until his term ends at the Annual Meeting in 2009.

On July 11, 2008, the Company received a waiver of its failure to achieve certain ratios for the three month period ended March 31, 2008 and the year ended December 31, 2007. The Company also amended its credit facility with its lending syndicate, primarily to adjust certain covenant ratio calculations and ratio targets.

SUNOPTA FOOD GROUP

The SunOpta Food Group has been built over the past eight years with the acquisition of thirty-one business operations. These acquisitions, coupled with significant internal growth, have established a unique, vertically integrated natural, organic and specialty foods and natural health products company, with global operations, serving domestic and international markets and representing approximately 90% of SunOpta’s consolidated revenues. See note 2 of the Consolidated Financial Statements for further details of all acquisitions during 2007 and 2006 or SunOpta’s press releases, which can be found on our website at www.sunopta.com. Below is a summary listing of acquisitions and significant facilities acquired since inception of the SunOpta Food Group:

Date of Acquisition	Business Operations and Significant Facilities Acquired

August 3, 1999	Sunrich Inc
August 15, 2000	Certain assets of Hoffman Aseptic
September 18, 2000	Northern Food and Dairy, Inc.
March 14, 2001	First Light Foods Inc.
July 18, 2002	Certain assets of Organic Kitchen Inc.
November 1, 2002	Wild West Organic Harvest Co-operative
December 1, 2002	Simply Organic Co. Ltd.
December 4, 2002	Opta Food Ingredients, Inc.
May 8, 2003	Kettle Valley Dried Fruit Ltd.
October 17, 2003	Pro Organics Marketing, Inc.
November 1, 2003	SIGCO Sun Products, Inc
December 1, 2003	Sonne Labs, Inc.
March 1, 2004	Distribue -Vie Fruits & Legumes Biologiques Inc
April 19, 2004	Purchase of the assets of General Mills Bakeries & Foodservice oat fiber processing facility
May 1, 2004	Supreme Foods Limited
SunOpta Inc.	7	December 31, 2007 – 10-K

May 31, 2004	Assets of Snapdragon Natural Foods Inc.
September 1, 2004	Kofman-Barenholtz Foods Limited
September 13, 2004	51% of the outstanding shares of Organic Ingredients, Inc (The remaining 49% of the outstanding shares were acquired on April 5, 2005)
June 2, 2005	Earthwise Processors, LLC
June 20, 2005	Cleugh’s Frozen Foods, Inc.
July 13, 2005	Pacific Fruit Processors, Inc
December 22, 2005	Les Importations Cacheres Hahamovitch Inc.
September 21, 2006	Purity Life Health Products Limited
November 7, 2006	Hess Food Group LLC
November 9, 2006	Quest Vitamins Brand of vitamins
December 18, 2006	Aux Milles et une Saisons Inc.
May 4, 2007	Certain assets of Baja California Congelados, S.A. de C.V.
May 14, 2007	Net operating assets of Congeladora del Rio, S.A. de C.V. and all of the outstanding shares of Global Trading Inc.
August 7, 2007	Operating assets of a soymilk manufacturing facility in Heuvelton, New York.
December 6, 2007	Neo-Nutritionals, Inc.
April 2, 2008	The Organic Corporation.

The Food Group’s strategy is to leverage the platform it has developed and continue to pursue selective acquisitions that align with its vertically integrated models in the natural, organic, kosher and specialty foods and natural health products industries. SunOpta believes that these sectors of the food industry are growing at a rate of 10 to 20% per year and that it is fragmented with numerous players in North America and internationally.

Specific strategies of the Food Group in the last several years have included the following:

  Diversify the range of organic and non-genetically modified (“non-GMO”) grain and fruit based products that SunOpta markets, specifically including businesses that are vertically integrated through ingredients and packaged products.

  Develop value-added natural and organic food ingredient solutions to meet demands of food manufacturers wanting to improve the healthfulness of their products and/or expand into the natural and organic markets.

  Expand the Canadian natural and organic produce, grocery and natural health products distribution businesses to become the leading coast to coast distributor in Canada. The Distribution Group is strategically important to the Company beyond its contribution to earnings and prospects for growth as it provides insights into the trends for natural and organic products; provides a service to the Company’s ingredient and finished packaged goods customers, providing a one-stop outlet for their products into Canada; allows identification of potentially new ingredients supply customers and acquisition opportunities that would allow the Company to expand its vertically integrated model.

  Expand the Company’s ability to source and supply natural and organic products worldwide.

  Invest in healthy convenience food businesses as the Company believes this will continue to be a strong area of growth for natural and organic food products.

  Expand the number of customer private label programs including the soy and rice beverage categories, frozen fruit and fruit beverages, and healthy convenience foods.

  Develop the Company’s presence in operations outside of North America.

SunOpta Inc.	8	December 31, 2007 – 10-K

MAJOR DEVELOPMENTS DURING 2007 AND 2008 – SUNOPTA FOOD GROUP

The Company continues to realize its strategy of becoming a major participant in the natural, organic and specialty foods and natural health products sectors through internal growth and selective acquisitions. The Company achieved the following through June 23, 2008:

a)

On March 27, 2007, the Company announced that the Fruit Group had entered into exclusive agreements with Baby’s Best Infant Food Ingredients S.A., located in Mendoza, Argentina, and Fruticola Olmue S.A., located in Chile, to expand the supply of organic and natural frozen fruit products from those regions. The agreements increase SunOpta’s supply of natural and organic strawberries, raspberries and blueberries, apple and pear purees and fruit and vegetable concentrates from these important supply regions. In the fourth quarter of 2007, amounts owing from Baby’s Best have been fully provided for due to uncertainty of collection; however, the Company continues to procure product from Baby’s Best.

b)

On May 4, 2007, the Company announced that it had completed the acquisition of certain assets of Baja California Congelados, S.A. de C.V. (“BCC”), of Rosarito, Baja California, Mexico for $6,473,000. The purchase price was cash paid at closing. BCC is a leading frozen strawberry processor in Baja California, Mexico. Under the terms of the agreement, SunOpta purchased all of the physical assets of the production facility located in Rosarito and also assumed a long-term lease for the facility, located 20 miles south of San Diego, California. In addition, SunOpta entered into five year supply agreements with Andrew & Williamson Sales Co., the San Diego-based former parent of BCC. The agreements provide for the supply of strawberries from both the Baja California and Oxnard, California growing regions to the Rosarito facility in addition to SunOpta’s other facilities.

c)

On May 14, 2007, the Company announced that it had completed the acquisitions of the net operating assets of Congeladora del Rio, S.A. de C.V. (“Del Rio”), and all of the outstanding shares of Global Trading Inc. (“Global”) for $10,353,000. The purchase price was cash paid at closing and notes payable. Del Rio operates a fruit processing facility in Irapuato, Mexico. The facility processes strawberries, peaches, mangos, bananas, pineapples, honeydew melons and other fruits, into individually quick-frozen, block frozen and purees for the food service, industrial and retail markets. Under the terms of the agreement, SunOpta purchased all of the net operating assets, including working capital, equipment, land and buildings in Irapuato. Global, the U.S.-based marketing agent for Del Rio located in Greenville, South Carolina, markets the fruits processed at Del Rio.

d)

On August 7, 2007, the Company announced that it had acquired certain operating assets of a soymilk manufacturing facility located in Heuvelton, New York from ProSoya Corporation for $1,300,000. The addition of this facility strategically expanded the Company’s ability to effectively serve its growing customer base in the northeastern United States and eastern Canadian markets. Subsequent to acquisition, the Company completed a number of upgrades to the facility to expand capacity and enhance product quality. This transaction, since it only relates to the purchase of a plant, is treated as a capital addition rather than an acquisition for financial reporting purposes.

e)

On December 6, 2007, the Company announced the acquisition of all the outstanding shares of Neo- Nutritionals, Inc. for $1,786,000, further expanding its vertically integrated production of natural health products. Neo-Nutritionals, Inc. develops and manufactures a wide range of natural health products, primarily in tablet, capsule and powder form, and sells the products to both branded natural health products companies and as private label brands for mass market and natural health retailers. The transaction included a combination of cash and a note payable.

f)

On March 11, 2008 the Company announced that it had entered into an agreement to establish a joint venture with Colorado Mills LLC (“Colorado Mills”) of Lamar, Colorado, to build and operate an organic and natural vegetable oil refining facility. The venture will operate as Colorado Sun Oil Processing LLC and will be owned 50% by SunOpta and 50% by Colorado Mills. The processing facility will be located in Lamar, Colorado, adjacent to Colorado Mills’ existing crude oil processing facility, and will be capable of refining approximately 35 million pounds annually of natural and organic sunflower, soybean and canola oils. The refining facility is expected to be operational in early 2009.

SunOpta Inc.	9	December 31, 2007 – 10-K

g)

On April 2, 2008, the Company announced that it had acquired the outstanding shares of Tradin Organics Agriculture (“Tradin”), a global supplier of wide variety of globally sourced organic food ingredients including frozen and fresh fruits and vegetables, dried fruits, coffee, cocoa, cereals, rice, soy, beans, pulses, seeds, nuts, oils, dairy products, seasonings, sweeteners and more. Tradin’s organic foods sourcing and processing expertise complements the Company’s broad natural and organic foods platform, sourcing and processing from diverse geographies and serving a global customer base. The combination of these capabilities is expected to lead to further integrated sourcing and processing opportunities around the globe. The Company paid €6,000,000 (U.S. $9,417,000) in cash and issued a promissory note for €1,000,000 (U.S. $1,570,000) bearing interest at 7% and payable March 31, 2010. Additional consideration is payable on March 31, 2010 in the amount of the greater of €8,000,000 (U.S. $12,556,000) or 2.5 multiplied by earnings before interest, taxes, depreciation and amortization.

GRAINS AND FOODS GROUP

The Grains and Foods Group specializes in marketing organic, identity preserved (“IP”), non-GMO grains, foods, ingredients and processing services with a core focus on soybean, sunflower and corn products. The Grains and Foods Group ensures that it provides its customers with high quality organic, non-GMO and IP specialty grains and seeds, by serving as a grower’s supplier of seed, purchaser of the grower’s specialty crops and distributor of IP and organic specialty products. The Grains and Foods Group’s “seed to table” approach allows it to satisfy the specific needs of foreign and domestic food manufacturers and processors by providing products in the varieties and quantities needed in a timely fashion; transporting products to meet customers’ needs by being able to package in containers, truck, rail or barge; providing product information and technical support during the growing, processing, and marketing phases; and offering complete product service including grading, formulation, processing, quality control and packaging.

The Grains and Foods Group’s products include:

1)

Whole Grains - The Grains and Foods Group produces a wide variety of IP, non-GMO and organic whole grains including soy, corn and sunflower for food applications offering premium varieties with superior food quality. The vertically integrated model results in control at every stage of production, from seed selection and growing to storage, processing and transportation.

2)	Ingredients - The Grains and Foods Group specializes in organic, non-GMO and IP grains based ingredients including:

	•	Soy Ingredients: The Grains and Foods Group provides raw material sourcing and processing, ingredients, dehulling and processing in liquid-base and spray-dried form, and roasted products.

•

Grain and Dairy Based Ingredients: The Grains and Foods Group’s grain-based ingredients utilize non-GMO and organic soy, corn, sunflower and rice; specialty organic functional ingredients, including maltodextrins, tack blends, fiber products, flavor enhancing products include snack coatings and flavor systems; and an innovative line of organic dairy ingredients, including milk, whey and cheese powders. The Grains and Foods Group also produces non-GMO and organic soy and sunflower oils.

3)	Consumer Products – The Grains and Foods Group offers a variety of packaged food products for retail and foodservice use including:

•

Private Label - The Grains and Foods Group produces a wide variety of packaged products for a large number of retailers and consumer food companies, including aseptic and refrigerated soymilk, rice, almond and alternate beverages, frozen edamame and vegetable blends, and roasted grain based snacks.

	•	Branded food products including:

• SoyUm Soymilk - This product is currently sold to foodservice operators, health food stores and supermarkets in the U.S., Caribbean and Mexico.

SunOpta Inc.	10	December 31, 2007 – 10-K

•

Dakota Gourmet - Dakota Gourmet Snacks specialize in providing healthy, natural and organic snacks to schools, daycare centers, retailers and healthcare facilities throughout North America, including military facilities. Products include sunflower kernels, roasted corn and soy nut snacks.

	•	Sunrich Naturals - This brand offers a variety of frozen edamame and vegetable blends to health food stores and supermarkets in the U.S. and Canada.

4)

Animal Feed and Inputs - The Grains and Foods Group provides a full range of grain-based animal feed and pet food products. The premium feed products originate from select organic and non-GMO soy, corn, sunflower and other grains. The Grains and Foods Group prides itself on using the minimum processing necessary to maintain the inherent whole grain goodness while enhancing the nutritional content.

The Grains and Foods Group also engages in processing and Contract Manufacturing services and offers a comprehensive range of processing and packaging services from basic grain cleaning through ingredient processing to custom roasting to finished goods in retail-ready packaging. With over ten processing facilities, the Grains and Foods Group handles orders of every size, including barge lots, rail cars, bags, pallets, retail packages and more. The Grains and Food Group services include:

•

Grain Conditioning - The Grains and Foods Group offers a variety of conditioning services for soy, corn and sunflower. The Grains and Foods Group’s advanced equipment and state- of-the-art technology for scalping and foreign matter removal is engineered to meet USDA Grain Standards for premium food grade seed and grain conditioning.

•	Grain Milling – The Grains and Food Group services include dry mill systems for corn, oat and grain processing - offering various granulations and batch sizing.

•

Ingredient Processing - The Grains and Foods Group’s custom food ingredient processing services offer a full range of technical capabilities. The Grains and Foods Group has the expertise and equipment needed for extraction, separation and concentration of a wide variety of grain and dairy ingredients as well as custom seasoning, dry and oil roasting.

•

Packaging - The Grains and Foods Group’s aseptic packaging facility specializes in Tetra Pak equipment in one liter and ½ gallon sizing, with a variety of opening types and extended shelf life options. The Grains and Foods Group’s roasting facility offers nitrogen- flushed pillow packs, pouches and bulk packaging.

Competition

The Grains and Foods Group competes with large grain suppliers for customers and competes with other companies active on the international commercial grain procurement market for supply. The Grains and Foods Group’s organic specialty grains compete in the smaller niche U.S. commercial organic grains market. Key to competing in these markets is access to transportation, supply and relationships with organic producers. The Grains and Foods Group’s aseptic packaged products facility competes with a number of other regional manufacturers of similar size and similar aseptic packaging capabilities.

Distribution, Marketing, and Sales

The Grains and Foods Group has well established sales and marketing capabilities that have provided for its dramatic yet stable growth. As a leading provider of soy, corn, sunflower and grain-based food ingredients, the group offers a comprehensive range of ingredients and services to the food industry. Distribution channels can vary greatly by product category of raw materials, ingredients and consumer goods, but the Grains and Foods Group enjoys a diverse ‘to market’ strategy in each product category. The Grains and Foods Group’s Organic, Non-GMO and Identity Preserved (IP) ingredients are valued by manufacturers worldwide. For specialty whole food grain raw materials, approximately 50% of the customer base is international, for food ingredients while the majority of customers are North American, the users range from major multi-nationals to smaller specialty innovative organic food makers, and the consumer goods line distribution channels include private label and store brands, food service and also SunOpta controlled brands. This wide array of sales and distribution avenues allows the Grains and Foods Group to maximize sales and margin while mitigating the risk of concentrating business in a single segment of the market.

SunOpta Inc.	11	December 31, 2007 – 10-K

Suppliers

Despite having an established IP, organic soy and corn grower network with approximately 2,500 producers, with many relationships existing for over 20 years, and relationships with approximately 500 sunflower farmers in the Midwest, weather conditions and other factors can limit the availability of certain grains in North America. The Company is focused on expanding production and sourcing capabilities to other parts of the world in order to ensure supply in years when local production may be below normal levels. The Grains and Foods Group also has the ability to divert available product based on market demand and customer requirements in order to maximize return.

INGREDIENTS GROUP

The Ingredients Group focuses on transforming both internally and externally sourced raw materials into value-added food ingredient solutions. The Ingredients Group comprises the previously acquired Northern Food & Dairy’s Fosston and Bertha, Minnesota facilities, Opta Food Ingredients, Inc., and the Cedar Rapids oat fiber facility purchased in 2005 from General Mills. The Ingredients Group specializes in the technical processing of specialty food ingredients with a focus on non-GMO, natural, functional and organic offerings. The Ingredients Group works closely with customers to identify product formulation, cost and productivity issues and develops solutions to these problems based on proprietary, value-added, highly functional food ingredients and ingredient systems utilizing the Ingredients Group’s extensive technical knowledge and manufacturing base.

The Ingredients Group is an innovator in the value-added food ingredients market with a technical selling and product applications focus. Based on management’s estimates, the Ingredients Group is the world’s largest supplier of oat fiber to the food industry and one of the largest producers of soy fibers in the United States. Through its extensive manufacturing platform, the Ingredients Group markets the Canadian Harvest ® Oat Fiber and SunOpta ® Soy Fibers families of insoluble organic and conventional fiber products, a number of value-added starch-based texturizers, resistant starch and proprietary stabilizer blends under the SunOpta Ingredient Systems tm umbrella, and a number of custom processed ingredients including natural preservatives and sweeteners.

The Ingredients Group is headquartered in Bedford, Massachusetts. Processing facilities are located in Bertha, Fosston and Cambridge, Minnesota; Galesburg, Illinois; Cedar Rapids, Iowa; and Louisville, Kentucky.

SunOpta believes the Ingredients Group is well positioned to capitalize on the rapid growth of the natural and organic food markets with a clear focus on a wide range of fiber, soy and starch based products. Publications from both the American Dietetic Association and a Mayo Clinic Health letter noted that fiber consumption is below recommended levels in the U.S. The Ingredients Group’s Canadian Harvest line of oat fibers and stabilized brans and SunOpta soy fibers are used in numerous products such as fiber-enriched breads and other baked goods, breakfast cereals and snack bars. These products can be used to increase total dietary fiber content of foods while minimizing negative effects on taste, texture and appearance. The Ingredients Group oat and soy fibers which are insoluble fibers enhance overall gastrointestinal health. Oat and soy fibers are primary ingredients in breads, pastries, muffins, tacos and tortillas as food companies reformulate their products to meet the growing opportunities for fiber-enriched foods. Recent innovations have expanded applications of fiber into dairy and meat products. Stabilized oat brans can be used as a source of soluble fiber (ß-glucan) which is beneficial to cardiovascular health.

The Ingredients Group continues to diversify its unique portfolio of products. Products are organized under five main technology platforms: 1) Fibers and Brans, which include Canadian Harvest ® , Oat Fibers and Stabilized Bran products as well as SunOpta Soy Fibers; 2) SunOpta tm Ingredient Systems, which include OptaGrade ® , OptaMist ® , Shimizu Konjac Flour, Blanver’s microcrystalline cellulose (“MCC”) and a growing portfolio of proprietary stabilizer and dairy powder blends; 3) Grade A Acid Whey; 4) Dried sweeteners, primarily honey and molasses; and 5) Contract manufacturing.

The Ingredients Group food ingredients are used by approximately 300 customers worldwide, including some of the largest U.S. consumer packaged food companies and quick service restaurant chains. In 2007, the Ingredients Group continued to enhance its international sales capabilities and has approximately 25 distributors around the world.

SunOpta Inc.	12	December 31, 2007 – 10-K

Many of the Ingredients Group starch-based texturizers and ingredient blends were originally developed for and are used in reduced fat versions of a variety of dairy products such as low fat or fat-free cottage cheese, sour cream, cream cheese, or processed cheeses. As discussed in “Taking the Fat Out of Food,” a publication of the United States Food and Drug Administration (“FDA”), reducing fat intake by consuming reduced fat versions of these products is an element of a healthier diet. Given the increased demand for soy-containing foods, the Ingredients Group has developed several ingredient blends for use in organic and conventional soy-based dairy alternatives such as soy yogurt, cream cheese, beverages, and frozen desserts.

In addition to helping food manufacturers improve the healthfulness of their food products, the Ingredients Group family of texturizing ingredients can improve the overall quality of food products, reduce formulation costs, and meet specific processing requirements. The Company believes that all of its products are Generally Regarded As Safe (“GRAS”) under current FDA regulations (see “Regulation – SunOpta Food Group” section for further description).

The Ingredients Group’s major products are as follows:

1)	Fiber-Based Products

Canadian Harvest Oat Fibers and SunOpta Soy Fibers are a family of insoluble fiber products derived from oat and soy hulls. They are used commercially to increase yield and enhance texture in ground meat products, to add strength and reduce breakage in products such as taco shells and ice cream cones, and to enhance texture and increase the fiber content of cereals, breads, cookies and crackers. The Company also offers Canadian Harvest Stabilized Brans derived from oat, wheat and corn, as well as wheat germ. The Stabilized Brans are heat-treated to extend shelf life and ground to meet customer needs for appropriate particle size. The Ingredients Group has increased its fiber offerings over the past few years to include organic oat fiber, as well as organic and conventional soy fibers. One of the Ingredients Group’s unique soy fibers is a protein and fiber rich by-product of soy concentrate manufacturing. This fiber is used to enrich protein and fiber content of animal feed, pet food and a variety of food for human consumption.

2)	SunOpta Ingredient Systems

SunOpta Ingredient Systems are proprietary blends of texturizing agents and other ingredients that are primarily developed and sold for use in dairy, salad dressing and soy-based product categories. Several of the ingredient systems contain one of the Ingredients Group’s unique and proprietary starch-based texturizers which are described below.

•

OptaGrade: OptaGrade is a natural, starch-based texturizing agent that is used commercially in a variety of dairy products including natural, imitation and processed cheeses, sour cream, cream cheese and cottage cheese.

•

OptaMist: OptaMist is also a starch-based texturizing agent that improves the taste, texture and appearance of dairy products, yogurt, natural and processed cheese products, salad dressings and mayonnaise. While the functionality of OptaMist is similar to that of OptaGrade, its unique processing flexibility allows it to be used in food products made within a wide variety of processing systems.

•

Grade A Acid Whey: Grade A Acid Whey is a liquid dairy by-product which is dried into powder at one of the Ingredients Group’s facilities. The dry Grade A Acid Whey is used as a source of protein and other dairy solids as well as a flavoring agent in various applications.

	•	Dried Sweeteners: The Ingredients Group markets a line of dried honeys and molasses. These products are used primarily in baked goods.

	•	Dairy Blends: The Ingredients Group produces custom blended, powdered dairy ingredients for several customers in the United States.

SunOpta Inc.	13	December 31, 2007 – 10-K

•

Konjac Flour: The Ingredients Group is a North American distributor for konjac flour for food ingredient applications. A unique and very versatile texturizing agent obtained from the konjac plant commonly cultivated in East Asia, konjac flour provides excellent heat and freeze thaw stability when used to thicken or gel processed foods. Based upon current sales levels, the Company does not believe the distribution agreement with Shimizu is material.

•

MCC: Under a distribution agreement with Blanver Farmoquimica, Ltd. of Brazil, the Ingredients Group is a distributor of MCC for food applications in the United States. MCC, commonly known and labeled as cellulose gel, is a naturally derived stabilizer, texturizing agent and fat replacer. It is used extensively in reduced fat salad dressings, numerous dairy products including cheese, frozen desserts and whipped toppings and bakery products. Based upon current sales levels, the Company does not believe the distribution agreement with Blanver is material.

3)	Custom Ingredients and Services

The Company produces a number of unique functional food ingredients, and offers services to customers, on a contract basis utilizing customers’ proprietary technologies. Products include:

	•	The Microgardtm family of natural food preservatives.

	•	Dried sweeteners such as powdered honey and molasses.

	•	Technical processing and spray drying to produce a variety of food ingredients.

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

Distribution, Marketing, and Sales

Sales and marketing is done through a technically oriented customer account team, the Ingredients Group believes that the most effective way to solve each customer’s problem is to gain a thorough understanding of the customer at all levels, build solid working relationships throughout the customer’s organization, be knowledgeable of the market segment in which the customer competes, and have a detailed technical understanding of the customer’s problem as well as its preferred solution. The Company takes a multidisciplinary approach in order to achieve this level of customer understanding and service. Members of the Ingredient Group’s direct sales force are teamed up with the appropriate technical personnel to work as “consultants” in defining and developing a range of potential solutions to our customer’s formulation and product development problems. In all cases, the Ingredient Group’s strategy is to provide outstanding service and responsiveness, which we believe will lead to additional opportunities with existing and prospective customers.

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

SunOpta Inc.	14	December 31, 2007 – 10-K

Dairy ingredients are purchased from a number of suppliers, primarily dairy producer cooperatives. Products are purchased in the spot market with certain ingredients purchased under short-term supply contracts. Oat and soy hulls are primarily sourced from major food companies or their brokers and there is ample supply to meet production requirements. Honey, molasses, high fructose corn syrup and flour are purchased based on required specifications in the spot market. The supply for these ingredients is sufficient to meet current demand. Supply shortfalls would have an effect on availability and price and would be reflected in finished product pricing for the Ingredients Group. Certain other raw materials are supplied by processing customers and are not sourced directly from Food Group suppliers.

FRUIT GROUP

The Fruit Group focuses on providing natural and organic fruits, vegetables and related products to the private label retail, quick-service restaurant, food service and industrial markets. Management evaluates the Fruit Group through three separate divisions:

1.	Trading and Sourcing Operations (Organic Ingredients Inc. and The Organic Corporation which was acquired in April 2008),

2.

Berry Operations (Cleugh’s Frozen Foods Inc., Pacific Fruit Processors Inc., Hess Food Group LLC and the 2007 acquisitions of Global Trading Inc., Baja California Congelados S.A. de C.V., and Congeladora del Rio S.A. de C.V., and:

3.	Healthy Fruit Snacks Operations (Kettle Valley Dried Fruit, Ltd.).

SunOpta believes the Fruit Group is well positioned to capitalize on the rapid growth of the natural and organic food markets. The Fruit Group’s global sourcing capabilities, extensive product development experience and organic certification expertise provide the Fruit Group with a strategic advantage in the organic industry in specific commodities.

Based on management’s estimates, the Fruit Group is one of the largest suppliers of organic individually quick-frozen fruit and organic citrus juices to the private label retail market in the United States. Through its extensive production platform, the Fruit Group provides customers with a wide range of vertically-integrated solutions including bulk raw materials, value-added ingredients, quick-service and casual dining restaurant support and turn-key healthy retail solutions.

The Fruit Group services over 700 customers, including food manufactures, food service distributors, quick-service and casual dining restaurants and retail companies located principally in North America. The Fruit Group is headquartered in Buena Park, California.

The Fruit Group’s three divisions operate as follows:

1.

Trading and Sourcing Operations: This division is a sourcing arm for some of the Fruit Group’s raw material ingredients, and is also a trader and, in management’s estimation, a leading supplier of a wide range of organic commodities. This division also operates a small organic brokerage business. In addition, this division provides organic food solutions to major global food manufacturers and distributors, and major U.S. supermarket chains with a variety of industrial and private label retail products. The Company sources and produces fruit-and vegetable-based ingredients, sweeteners, cocoa, coffee, grains, nuts, seeds and pulses and other organic food products from over forty countries worldwide to ensure quality of supply, minimize crop risk and provide contra-seasonal solutions to its customers. In many cases, the Company enters into exclusive arrangements with growers and/or processors of key strategic commodities to control the reliability of its supply chain. Utilizing a number of strategic and/or exclusive co-pack relationships and an experienced research and development team, the division provides its retail customers and distributors with organic private label turn-key solutions in a variety of product categories, including frozen fruits and vegetables, juices, specialty beverages, vitamin waters, energy drinks, soups, tomato products, sauces and salsas. The division operates administrative, research and development offices in Aptos, California, administrative offices in Amsterdam, the Netherlands, and sales and sourcing offices in Germany, France, Austria, Thailand, Ethiopia and the United States. In addition, one of the company’s subsidiaries operates a factory in Dalian China that supplies food grade organic soybeans and feed, organic sunflower kernels and other grains.

SunOpta Inc.	15	December 31, 2007 – 10-K

The organic food industry is intensively competitive due primarily to the limited worldwide supply of organic raw materials. The Company’s competitors in the supply of industrial ingredients include domestic and worldwide brokers, traders and food processors. In the private label retail market, competitors include major food manufacturing companies, some of which have production and technical capabilities more extensive than SunOpta’s. A number of the Company’s competitors are also its customers and/or co-packers.

The Company’s raw material suppliers include growers, processors and traders of organic fruit and vegetable based ingredients, sweeteners and other food products. Raw materials are sourced from worldwide growing regions, including North America, South America, Central America, Europe, Africa and Asia. Organic food suppliers are required to meet stringent organic certification requirements equivalent to the United States Department of Agriculture (“USDA”) National Organic Program or European Union standards. Wherever possible, the company enters into exclusive supply arrangements, and establishes multiple supply chains of key commodities.

2.

Berry Operations: This division consists of berry processing facilities and fruit base operations. The berry processing division processes frozen strawberries, peaches, mangos and other fruits and vegetables, and packs natural and organic frozen fruits and vegetables for the food service, private label retail and industrial ingredient markets. The Company sources strawberries from various growing regions throughout California and Mexico, and processes the fruit into individually quick-frozen (“IQF”), block frozen, strawberry sugar packs and purees to meet the customer’s technical specifications. The division supplies frozen fruit products to the private label retail, food service and industrial markets, including food manufacturers and quick service and casual dining restaurants. The Company’s poly-bag packaging operations in Buena Park, California and Irapuato, Mexico, provide retail customers with a wide range of private label natural and organic frozen fruits and vegetables, including strawberries, blueberries, raspberries, blackberries, peaches, mangos, tropical fruit and many other items. The division operates four berry processing facilities located in Buena Park, CA, Salinas, CA, Rosarito, Mexico and Irapuato, Mexico, and shares offices with the Fruit Group in Buena Park, CA.

The berry processing division faces intense competition from strawberry processors in California and Mexico and frozen fruit imports from Mexico, South America, Europe and Asia. The competitive landscape includes divisions of companies with financial resources larger than the Company’s. In many cases, Mexican, South American, European and Asian competitors are able to achieve cost efficiencies greater than the division’s due to lower relative cost of living in these regions.

The berry processing division’s raw materials consist primarily of fresh strawberries sourced from growers in California and Mexico, and fresh peaches, mangos, honeydew melons and other fruits from growers in Mexico. The Company faces competition in securing the grower base required to meet its needs; however, due to the location of its processing facilities, the division is able to source raw materials from a number of growing regions by securing exclusive supply arrangements and in some cases providing advances to growers to finance upcoming crops. The Company also sources other frozen fruits and vegetables from a number of domestic and worldwide growers, processors and traders, including the Fruit Group’s Trading and Sourcing Operations.

The fruit base operations supply natural and organic value-added fruit ingredients to the dairy, food service and beverage industries. The division offers fruit bases and preps for customers seeking high-quality, custom formulations to meet their flavor and texture profiles. Applications include fruit for yogurts, ice creams, cheeses, smoothies, shakes, frozen desserts, bakery fillings, health bars, various beverages, dressings, marinades, dips and sauces. The fruit base division’s highly experienced research and development team is integral to the Company’s reputable product quality and customer service. Manufacturing capabilities include aseptic and conventional processing and packaging at its processing facility in South Gate, California.

The fruit base operations face intense competition from regional and national food manufacturers with similar capabilities. In addition, the Company faces research and development competition from flavor companies. A number of these competitors have production capabilities and financial resources that are greater than the fruit base division’s. The fruit base division’s primary raw materials are sourced from processors and traders of frozen fruits and vegetables including the Fruit Group’s Trading and Sourcing Operations and Berry Operations, major sweetener producers, and a number of regional and national flavor companies. Availability of supplies is subject to world market conditions, including quantity and quality of supply.

SunOpta Inc.	16	December 31, 2007 – 10-K

3.

Healthy Snack Operations: This division produces natural and organic apple-based fruit snacks. The Company operates three facilities in the apple-rich Okanagan region of British Columbia, Canada with a focus on supplying natural and organic fruit snacks to the private label Canadian and U.S. retail markets. The Company’s primary raw material, apple, is sourced from both local growers and the Fruit Group’s Trading and Sourcing Operations. The division’s production capabilities include a variety of bar, twist, rope and bit sizes and shapes, as well as the ability to add a variety of ingredients including fiber. The Company utilizes the Fruit Group’s research and development capabilities to introduce innovative products to the marketplace. The division operates two processing facilities in Summerland, British Columbia and in Omak, Washington. During 2007, the Company significantly expanded its operations at Omak by adding capacity for an additional 140 million units per year, doubling through-put. The new equipment is highly sophisticated and expanded production capabilities.

This division faces competition from a small number of competitors, some of whom have production and technical capabilities and financial resources greater than the company’s. These competitors include independent fruit snack manufacturers and fruit snack divisions of larger food manufacturers.

This division’s raw material suppliers include growers and traders of apples and flavor companies. This division is subject to the availability of apples based on conditions beyond its control.

DISTRIBUTION GROUP

The SunOpta Distribution Group represents the final layer of the Company’s vertically integrated organic, natural and specialty food and natural health products business model. SunOpta started to build a Canadian national organic, natural, kosher and specialty food distribution system in late 2002 with the acquisition of Wild West Organic Harvest based in Richmond, British Columbia and Simply Organics based in Toronto, Ontario. In late 2003, SunOpta acquired Pro Organics, an organic fresh foods distributor based in Burnaby, British Columbia. In 2004 the Company completed a series of acquisitions including Distribue-Vie, another organic fresh foods distributor serving Montreal, Eastern Ontario and the Maritime provinces; Supreme Foods, an organic, natural, kosher and specialty foods grocery distributor located in Toronto, serving Ontario, Quebec and the Maritimes; Snapdragon Foods, an organic and natural grocery distributor based in Montreal serving Quebec, Ontario and the Maritimes; and Kofman-Barenholtz, a kosher foods distributor based in Toronto serving Ontario, Quebec and western Canada. In 2005, the Company acquired Hahamovitch Kosher Imports, a Montreal based kosher foods distributor serving Quebec. In late 2006 the Company acquired Aux Mille et une Saisons, a Quebec based distributor of organic and natural foods and Purity Life Health Products, a natural health products packager and distributor, expanding its distribution scope to include natural vitamins, supplements, health and beauty aids, and other natural health products. To augment the Purity Life product mix, the Company also made strategic purchases of the Quest Vitamin brand in 2006 and, in January 2007, the Herbon natural cough drops brand. Finally, in late 2007, the Company further strengthened its vertically integrated capabilities in the Natural Health Products category with the acquisition of Neo-Nutritionals, Inc., an Ontario based capsule, tablet and powder manufacturer. These operations will assume the manufacturing of a number of the Company’s branded natural health products, which previously was outsourced. The companies in the Distribution Group form the basis of a national distribution system, handling approximately 22,000 natural, organic, kosher and specialty food products; fresh organic produce, vitamins, supplements and other natural health products. The broad range of stock keeping units (“SKUs”) includes the Company’s branded and private label packaged products.

During 2005, the Company completed the consolidation of the operations of Supreme Foods, Snapdragon Foods and Kofman-Barenholtz into a newly constructed 135,000 square foot distribution center in Toronto, Ontario. The facility name was changed to SunOpta Grocery, Central Region. In the fourth quarter of 2007, the Company consolidated three separate British Columbia grocery warehouses into a 100,000 square foot, high bay state of the art distribution facility and rebranded the distribution centre name to SunOpta Grocery, Western Region. With the acquisition of the Quest Vitamin brand, the Company also established a western division of Purity Life Health Products operations in Vancouver, B.C. in order to improve service lead times to its western customer base.

In tandem with the opening of SunOpta Grocery, Western Region, the company also completed the implementation of a new Enterprise Resource Planning (“ERP”) software system for this region specifically designed for food distribution. The software will be rolled out to the central region distribution center in the second quarter of 2008. Management believes the consolidated central and western warehouse facilities represent two of the larger Canadian distribution centers dedicated to organic, natural, kosher and specialty foods in Canada.

The organic produce category of Richmond, B.C. based Wild West Organic Harvest was consolidated into the Pro Organics Burnaby warehouse in late 2005, allowing Wild West to expand its organic and natural grocery business without expanding its facility. In early 2007, the Company’s Pro Organics division consolidated the operations of its Montreal based fresh produce warehouse into its Etobicoke, Ontario distribution centre.

SunOpta Inc.	17	December 31, 2007 – 10-K

The Distribution Group plans to continue expansion through internal growth and through additional strategic acquisitions. According to The Organic Trade Association’s 2007 Manufacturer Survey, the market for Canadian natural food distribution grew by approximately 10 – 15% in 2007 and is expected to continue to at this rate in 2008. In addition, according to the same survey, the market segment growth, in dollars, continues to be significantly higher than conventional foods and organic penetration continues to increase as consumers continue to recognize the benefits of a healthier lifestyle and environment through diets that include natural, organic and quality specialty foods as well as natural vitamins, supplements and health and beauty aids. The Distribution Group is also strategically important to other parts of the Company’s food business. See specific strategies of the Food Group detailed on page [8] of this report.

The Distribution Group’s major products are as follows:

Fresh Organic Produce – a full line of certified organic fruits, vegetables and bulk foods.

Fresh Organic Dairy and Dairy Alternatives – numerous regional and national brands of organic liquid milk, butter, cheese, yogurt, tofu, soy cheese, soy beverages and other dairy alternatives.

Bulk Foods – a full range of organic bulk foods including grains, nuts, seeds, dried fruits, legumes, flours and healthy snacks.

Natural and Organic Grocery – approximately 8,000 natural and organic grocery items including dry, refrigerated and frozen categories from a broad range of North American and international suppliers.

Kosher and Specialty Foods Grocery – approximately 6,000 kosher and specialty groceries including dry, refrigerated and product offerings.

Natural Health Products – approximately 7,000 SKUs of natural vitamins, supplements and health and beauty aids.

Competition

The Distribution Group competes against much larger conventional distributors; however, management believes that SunOpta is the largest national natural and organic foods distributor in Canada. Competition in organic and natural grocery products is represented by a number of regional natural and organic food distributors that vary in relative size. Management believes that Purity Life is Canada’s largest distributor of natural health products. Purity Life competes with a handful of national distributors and a diverse group of much smaller regional distributors.

Distribution, Marketing and Sales

The Distribution Group’s primary direct to store distribution coverage includes central, eastern and western Canada. The Company primarily services supermarket chains and independent natural and organic food retailers. The customer mix also includes a growing component of large mass merchandisers and major drugstore chains. The Distribution Group’s core competencies include the breadth of its product line, organic market and natural health product knowledge, excellent product quality and consistency, competence in handling refrigerated and frozen products, direct to store service and maintenance of strong relationships with customers, growers, and suppliers.

Suppliers

The Distribution Group sources products from over 900 suppliers around the world. Overall supply is sufficient; however, quality, price and availability of fresh produce can be affected by harsh weather conditions in growing regions. With respect to fresh produce items, supply is controlled through spot pricing, with changes in supply reflected in prices to end customers.

REGULATION – SUNOPTA FOOD GROUP

SunOpta Inc.	18	December 31, 2007 – 10-K

The SunOpta Food Group is affected by a wide range of governmental regulations and policies. Local, state and federal fertilizer, pesticide, food processing, grain buying and warehousing, as well as wholesale food regulations are examples of laws and regulations that affect the Food Group. Government-sponsored price supports and acreage set aside programs are two examples of policies that may also have an impact on the Food Group. In addition, the Food Group’s business activities are subject to a number of environmental regulations.

The Food Group is involved in the sourcing, manufacture, supply, processing, marketing, selling and distribution of organic seed and food products and, as such, is subject to certain organic quality assurance standards. The Food Group is currently in compliance with all state and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food-handling regulations. Regulatory agencies include the USDA, which monitors both the organic process and agricultural grain business, the FDA which oversees the safety, security and efficacy of the food supply in the United States and the Canadian Food Inspection Agency (“CFIA”) which monitors food processing and safety in Canada.

Certain food ingredients are regulated under the 1958 Food Additive Amendments to the Federal Food, Drug and Cosmetic Act of 1938 (the “Act”) as administered by the FDA. Under the Act, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless we believe the substance is generally regarded as safe (“GRAS”) under FDA standards. A food additive is a substance, “the intended use of which results or may reasonably be expected to result, directly or indirectly, either in their becoming a component of food or otherwise affecting the characteristics of food.” Such pre-marketing approval for ingredients that are not GRAS, which is issued in the form of formal regulation, requires a showing both that the food ingredient is safe under its intended conditions of use and that it achieves the function for which it is intended.

Companies may establish GRAS status through “self-affirmation” in which the producer determines on its own that the ingredient is GRAS, normally with the assistance of a panel of qualified experts. The producer may also voluntarily submit a “GRAS Notification” to the FDA that includes the products description, conditions of use, and the basis for GRAS determination among other information. The FDA response, typically within 180 days, to a GRAS notice is not an approval and the product may be marketed while the FDA is reviewing the information.

A food ingredient is eligible for GRAS classification based on the “views of experts qualified by scientific training and experience to evaluate the safety” of the product. The expert’s views are either based on scientific procedures or through experience based on common use of the material prior to 1958. If based on scientific procedures they must use the same quantity and quality of scientific evidence as would be required for the FDA to issue a pre-market approval of the sale of a food additive. If a food ingredient is not entitled to GRAS status, pre-market approval must be sought through the filing of a Food Additive Petition.

Many of the Food Group’s products are being marketed pursuant to GRAS self-affirmation. The Food Group believes that a majority of products for which it has retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. Thereafter, the Food Group decides whether self-affirmation procedures and a GRAS notification will be appropriate. For those components that do not qualify for GRAS, the Company may require a Food Additive Petition. In the event that a petition is required, the Company may elect to sell or license its rights to manufacture, market, and distribute the component to another party.

Countries other than the U.S. also regulate the sale of food ingredients or characterize food ingredients differently. Vitamin and minerals supplements in the US are regulated pursuant to the Dietary Supplement Health and Education Act, which regulates there products as foods. In Canada these products are presently regulated as drugs. Regulations vary substantially from country to country, and the Company takes appropriate steps to comply with such regulations. In Canada, the Company has sales of Natural Health Products (“NHPs"), drugs, cosmetic, devices and pest control products. These may be regulated by various federal, provincial and municipal laws, but are principally regulated by the Canadian federal government pursuant to Canada’s Food and Drugs Act and supporting regulations, the Pest Control Products Act and supporting regulations and the Canada Environmental Protection Act, 1999, (“CEPA”) and supporting regulations. A substantial portion of these products, are classed in Canada as NHPs and are regulated pursuant to the provisions of the Food and Drugs Act and the Natural Health Product Regulations (“NHP Regulations”), enacted under Canada’s Food and Drugs Act.

SunOpta Inc.	19	December 31, 2007 – 10-K

As this regulatory framework is still considered to be relatively new, (it became effective January 1, 2004), Health Canada has published a compliance policy and guide which have the practical effect of relaxing enforcement of the NHP Regulations, assisting regulated parties in complying with the NHP Regulations. Prior to the adoption of the NHP Regulations, many of the NHPs now regulated under the NHP Regulations were regulated as drugs pursuant to the Food and Drug Regulations. These products will continue to be classed as drugs pending their transition by the Company to the NHP regulatory framework, which for those products which bear a DIN is not required until December 31, 2009.

It is anticipated that full compliance with the NHP Regulations including those presently marketed as drugs will be required by April 1, 2010 based on verbal representations made by the NHPD to industry representatives. This extension of the compliance policy and guide is and likely will be dependant on the ability of the Natural Health Products Directorate’s ability to reduce the existing backlog to workload, i.e. reducing the time frame from submission to review of a pre-market application from the existing time frame to a time frame considered to be representative of performance criteria to be established for future operations of the NHPD. As such, the NHP industry as well as the Company’s compliance with the NHP Regulations will at that point become mandatory, and any NHPs for which a market authorization has not been granted will have to be removed from the marketplace until the market authorization is issued. Failure to do so could see enforcement action taken by the Health Products and Food Branch Inspectorate, which could include the removal of non-compliant NHPs from the market place and possibly result in charges against the Company.

In addition to the NHPs and drugs which the Company sells, it also imports and sells cosmetic products for which it files with Health Canada, cosmetic notification forms, a post-marketing requirement for those cosmetics manufactured in Canada and a pre-market requirement for those products imported into Canada. In light of the changes to the Cosmetic Regulations requiring ingredient disclosure on the Cosmetic product labelling, the Company continues to work with its vendors to bring cosmetic labelling into compliance.

In addition there is an ongoing review of ingredients used in regulated products including those sold by the Company for compliance with CEPA. The Federal Government has undertaken a review of ingredients used in commerce for these regulated products with a view of determining whether the use of certain ingredients in these products represent a risk to the environment. This could eventually lead to the removal of the use of these ingredients in Canada. This would require a re-formulation of product affected by such a determination.

On April 8, 2008, the Federal Government introduced two proposed pieces of legislation intended to overhaul the Food and Product Safety Laws in Canada. Bill C-51, legislation to amend the Food and Drugs Act, and Bill C-52, the Canada Consumer Product Safety Act,

Bill C-51 and C-52 propose amendments to the Food and Drugs Act as well as a new Canada Consumer Product Safety Act. The changes include:

Greater oversight of manufacturers, importers and retailers, including requiring holders of market authorizations to provide information and/or conduct tests to establish the benefits and risks associated with the sale of the product.

  Increased public access to risk and benefits associated with products.
  Ability to disclose personal and confidential business information.
  A general prohibition against the manufacture, importation, advertisement or sale of consumer products that are a danger to human health or safety.
  A requirement of mandatory reporting by suppliers of serious product-related incidents including near- misses and defects, allowing for more targeted oversight.
  Dramatically increased fines for violations, including imposing on directors and officers liability for the breaches committed by the corporate bodies.
  The power to order recalls of unsafe products, increased powers for inspectors, direct persons in control of consumer products to take actions or refrain from taking certain actions.

These two pieces of proposed legislation are not yet law in Canada, and it is expected that there will be amendments proposed to be made to the Bills once a committee of the Federal Parliament reviews the proposed Bills and hears comments from stakeholders affected by these Bills.

The Food Group endeavours to comply in all material respects with applicable environmental regulations. Some of the key regulations in the U.S. include:

SunOpta Inc.	20	December 31, 2007 – 10-K

Air Quality – air quality is regulated by the United States Environmental Protection Agency (“EPA”) and certain city/state air pollution control groups. Emission reports are filed annually.

Waste Treatment/Disposal – solid waste is either disposed of by a third-party or in some cases the Company has a permit to haul and land apply. Agreements exist with local city sewer districts to treat waste at specified levels of Biological Oxygen Demand (“BOD”), Total Suspended Solids (“TSS”) and other constituents. This can require weekly/monthly reporting as well as annual inspection.

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

In Canada the key regulatory framework is found in the regulations to the CEPA. New Chemical Entries -prior to the importation and use in products, the importer must ensure that all ingredients are found on the Domestic Substances List (“DSL”) maintained by Environment Canada. In the event that an ingredient is not found on the DSL, then subject to the amount of the substance imported into Canada and used in products sold in Canada, a filing may become necessary under the New Substances Notification Regulations.

All of the Food Group’s Canadian manufacturing facilities and warehouses are registered with the CFIA and/or Health Canada. All imported materials are shipped in compliance with the notification systems that alert FDA, Health Canada, the CFIA and customs before the materials enter the country. We have the necessary processes and controls in place that provide for an additional level of traceability of all raw materials from the supplier to the immediate subsequent recipient of the finished products. We also recognize and have the necessary programs that allow the applicable regulatory body the right to seize, voluntarily retain and or recall any regulated product if required at law and if the regulatory body has credible evidence that the sale of the product and its use may be a threat to the health and wellbeing of the intended recipient.

As a result of the acquisition of Tradin (subsequent to year end) with its headquarters in the Netherlands, the Company is now subject to Dutch and European Commission (“EC”) regulations and policies. Tradin is involved in the sourcing, supply, marketing, selling and distribution of organic food products and, as such, is subject to standards for production, labeling and inspection of organic products contained in EC Regulation 2092/91 (and its subsequent amendments). Tradin is certified by SKAL, the inspection body for the production of organic products in the Netherlands. Products certified as organic by a European Union (“EU”) recognized inspection body such as SKAL can be marketed within the entire EU.

Tradin is also affected by general food legislation both at an EU and Dutch level relating to product safety and hygiene, among others. Tradin is Hazard Analysis and Critical Control Point (“HACCP”) certified in the Netherlands and manages a fully computerized system that guarantees the traceability of each product. In addition, Tradin also considers and abides by EC and local legislation with regard to packaging and packaging waste.

RESEARCH AND DEVELOPMENT – SUNOPTA FOOD GROUP

The Food Group maintains extensive applications and research and development expertise via resources which are organized around four key product categories:

  Grains and grain-based ingredients through finished packaged products;
  Value-added ingredients, focused on fiber and starch based applications;

SunOpta Inc.	21	December 31, 2007 – 10-K

  Fruits and fruit-based ingredients through finished packaged products; and
  Natural health products sold via certain owned brands within Purity Life and other units within the Distribution Group

These groups maintain staffs of highly trained and experienced food scientists and engineers, dedicated to resolving customer formulation, processing and packaging challenges. Applications and technical support provided by each of the groups to its customers include all aspects of product development from concept to commercial launch as well as ongoing manufacturing and processing support.

Ongoing research and development are also a key priority of these groups. Research and development initiatives are intended to continually improve existing product portfolios in addition to bringing new and innovative products to the market, a key requirement in the fast growing natural and organic foods and health categories.

Over the past year, the Food Group has continued to develop a number of new soy and other grain-based ingredients and alternatives to accommodate new product adaptation of these ingredients into various food items. The expanding interest to incorporate soy and grain-based foods in consumers’ diets creates numerous opportunities to develop ingredients that can be incorporated into food developer’s menu items.

In addition, the Food Group continues to expand its product portfolio via the addition of new fiber offerings and other texturizing agents that can be used along with its oat-derived ingredients to improve the nutritional content of a variety of foods. Many of these ingredients can be used in products that help address the industry’s need to respond to the growing epidemic of obesity in North America and elsewhere by replacing fat, sugars and other calorie-dense components of food. These ingredients can also be used in products which qualify for a “whole grain” claim by augmenting the insoluble and soluble fiber content of foods.

In hand with continued focus on increasing consumption of fruit-based products in North America, the Food Group has developed a number of new fruit-based beverage, fruit snack and other packaged goods applications and continues in the development of innovative fruit ingredient systems for the dairy, food service and beverage industries.

INTELLECTUAL PROPERTY – SUNOPTA FOOD GROUP

The nature of a number of the Food Group’s products and processes requires the Company to create and maintain patents and trade secrets. The Food Group’s policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the U.S. and in selected foreign jurisdictions.

The Food Group’s success will depend, in part, on its ability to protect its products and technology under U.S. and international patent laws and other intellectual property laws. The Company believes that it owns or has the right to use all proprietary technology necessary to manufacture and market its products; however, there is always a risk that patent applications relating to the Company’s products or technology will not result in patents being issued or that current or additional patents will not afford protection against competitors with similar technology.

The Company also relies on trade secrets and proprietary know-how and confidentiality agreements to protect certain of its technologies and processes. Even with the steps taken, the Company’s outside partners and contract manufacturers could gain access to the Company’s proprietary technology and confidential information. All employees are required to adhere to internal policies which are intended to further protect the Food Group’s technologies, processes and trade secrets.

EMPLOYEES – SUNOPTA FOOD GROUP

The Food Group has approximately 1,870 full-time employees as of December 31, 2007. There are no unions within the Food Group.

PROPERTIES – SUNOPTA FOOD GROUP

The Food Group operates from 28 processing facilities (18 owned, 10 leased) in eleven U.S. states, one Canadian province, and Mexico. The Food Group also owns and leases a number of office and distribution locations and also leases and utilizes public warehouses to satisfy its storage needs. For more details see Item 2, Properties.

SunOpta Inc.	22	December 31, 2007 – 10-K

OPTA MINERALS

Opta Minerals (currently owned approximately 66.6% by SunOpta) is a vertically integrated provider of custom process solutions and industrial minerals products for use primarily in the steel, foundry, loose abrasive cleaning, roof shingle granules and municipal water filtration industries. The Company has experienced solid growth since 1996, to become, in management’s estimation, one of the leading regional suppliers of industrial minerals and silica-free loose abrasives in a number of select markets in North America and Eastern Europe.

Opta Minerals has grown steadily through a combination of internal growth and strategic acquisitions in eastern and central Canada; eastern, central and southeastern United States; and Slovakia. Opta Minerals has completed a number of acquisitions over the past eight years and opened operating facilities in Louisiana, South Carolina, Maryland, western New York and Quebec. Opta Minerals has been able to successfully integrate these new businesses into existing operations and financial management systems, creating synergies that have increased revenues and profit margins. The Company has continually invested in improving its plant equipment and infrastructure and has been able to reduce costs while growing its production capabilities. As a result, SunOpta believes that Opta Minerals is currently well-positioned to expand current operations with modest capital expenditures.

Opta Minerals started with the initial acquisition of Barnes Environmental and Industrial in 1995. In 2000, George F. Pettinos (Canada) Limited (PECAL) and Temisca, Inc. were acquired followed by the acquisitions of Virginia Materials Inc. and 51% of International Materials & Supplies Inc. in 2001. In late 2002, the remaining 49% minority interest in International Materials & Supplies was also acquired. In 2004, Opta Minerals purchased Distribution A&L, and in 2005 it completed the acquisition of certain assets of the abrasive division of Hillcrest Industries Inc. In February 2006, Opta Minerals acquired Magnesium Technologies Corporation followed by the acquisition of Bimac Inc. in October 2006. In 2007, the Group acquired Newco, a Slovakian company that produces desulphurization products for the steel industry and in July 2008 acquired 67% of MCP of France, a company selling ground magnesium products to the European steel industry.

Industry Overview

Opta Minerals competes primarily in the silica-free abrasives and industrial minerals industry, focusing to date on select markets in the eastern and central areas of North America and Europe. Opta Minerals’ principal product lines include the following: (i) silica-free abrasives and roofing shingle granules; (ii) industrial minerals; and (iii) specialty sands and other products and services.

Acquisition of Newco a.s.

In July 2007, Opta Minerals acquired Newco of Kosice, Slovakia which generates revenues from its proprietary desulphurization and refractory products. Products are produced to the specific requirements of the customers that Newco services within the European steel industry. The acquisition expanded Opta Minerals business capabilities in Europe and complements existing operations which supply a wide range of desulphurization products in both the United States and Canada from operations in Indiana and Ontario.

Acquisition of MCP Mg-Serbien SAS

In July 2008, Opta Minerals acquired 67% of MCP of France. The transaction included an option to acquire the remaining 33% minority interest on similar terms. For fiscal 2007 MCP recorded revenues of approximately $6,300,000 selling ground magnesium products to a variety of industries in Europe including integrated steel mills. This acquisition expands business capabilities in Europe and complements existing operations in the U.S., Canada and Eastern Europe. Opta Minerals also secured an option to purchase a majority position in an associated company located in Europe which is focused on the production of magnesium ingots.

SunOpta Inc.	23	December 31, 2007 – 10-K

Products

Opta Minerals produces, manufactures, distributes and recycles silica-free abrasives and industrial minerals to the foundry, steel, roofing granule, marine/bridge cleaning and municipal water filtration industries, and recycles inorganic materials. The sole source abrasives produced are free of silica, making them a clean, efficient and recyclable alternative to traditional abrasives. Recycling operations are conducted at Waterdown, Ontario and Norfolk, Virginia. This is an important service that Opta Minerals provides to its customers which results in the reuse of materials that would otherwise be sent directly to landfills. Opta Minerals also continually focuses on new product innovation and maintains laboratory facilities and works with local universities and research centers to evaluate product quality and develop new products.

Silica-Free Abrasives - Opta Minerals abrasive products are primarily sold into shipbuilding, ship repair, bridge cleaning and roofing granule markets. Significant silica-free abrasive products produced by Opta Minerals include BlackBlast, Ultra Blast, EconoBlast, EbonyGrit, Powerblast, Garnet and other specialty abrasives.

Industrial Minerals - Opta Minerals sells industrial mineral products primarily to the foundry and steel industries. Significant industrial minerals products produced by Opta Minerals include chromites, magnesium blends, lime, nozel sands, clays, coated sands and a wide range of industrial garnets and foundry pre-mixes.

Specialty Sands and Other Products and Services - Opta Minerals also generates revenues from the sale of specialty sands and other products and technical services. Opta Minerals specialty sands include silica products which are sourced, processed and packaged from their quarries located in St. Bruno de Guigues, Québec. The silica sands produced are not sold for use as an abrasive material. Significant specialty sands and other products and services of Opta Minerals include filtration and industrial sands, construction sands, golf bunker sand, silica (not sold for loose abrasive applications), colored sand, technical services and recycling of used and spent abrasives.

Properties

Opta Minerals’ operations encompass and service much of the east coast and central North America, with production facilities located in Louisiana, South Carolina, Virginia, Maryland, New York, Michigan, Indiana, Ohio, Ontario and Québec, allowing the Company to maintain a strong customer base throughout North America by providing economic supply and timely delivery of products and services to its customers. In addition to its manufacturing facilities, Opta Minerals also owns and operates distribution and packaging centers in Brantford, Ontario, and in Lachine and St-Germain de Grantham, Québec. Opta Minerals has built or acquired facilities at locations along the east coast of the United States where major shipbuilding, ship repair, bridge cleaning and roofing shingle production activities are concentrated. Multiple facilities allow for fast and economic service and have enabled Opta Minerals to broaden its product lines to supply wider markets and applications from these facilities.

Opta Minerals’ operations in Kosice, Slovakia and Romans-sur-Isere, France service major integrated steel mill customers as well as a variety of other industries in Europe and represent a platform for continued growth in European markets.

The Temisca specialty sand operation located in St. Bruno de Guigues, Québec provides Opta Minerals with an economic, high-quality source of specialty sands for non-abrasive applications including water filtration applications, golf course bunkers and other commercial applications. Due to an unusual natural deposit of silica sand (in St. Bruno de Guigues), strong quality control, extensive research and development and marketing efforts, SunOpta believes Opta Minerals has effectively positioned itself in the markets it serves as a high-quality producer of specialty silica sand products.

For more details, see Item 2, Properties.

Competition

The industry is characterized by a number of small, regionally-based niche companies with limited product lines tending to focus on geographically adjacent markets. Opta Minerals competition varies by product line, customer classification and geographic market.

SunOpta Inc.	24	December 31, 2007 – 10-K

Opta Minerals has a variety of competitors servicing the foundry, steel, abrasive, roofing granule, water jet and filtration industries. Each of these product categories is normally served by as many as three competitors. Opta Minerals competes through a combination of exceptional product quality, customer service and competitive pricing in these markets.

Distribution, Marketing and Sales

Opta Minerals is continuing its active program of developing and acquiring new products and services that expand the group’s target markets while leveraging the group’s existing infrastructure and expertise. The group continues to offer one of the broadest ranges of industrial minerals and abrasives in the industry and can provide customer product configurations solutions for every type of application. Opta Minerals conducts business throughout North America, with a focus on high volume industrial mineral consumption regions including the Québec-Chicago corridor, New York, Virginia, South Carolina, Georgia, and the Louisiana gulf region, and Europe. The Opta Minerals facilities are strategically located near customers to economically and efficiently distribute products.

Suppliers

As is customary in the industry, Opta Minerals does not have long-term contracts with certain of its major suppliers. Although Opta Minerals believes that it has access to similar products from competing suppliers, any disruption in the source of supply, particularly of the most commonly used or exclusively sourced items, or any material fluctuation in the quality, quantity or cost of such supply, could have a material adverse effect on the results of operations and financial condition. Opta Minerals does have two notable exclusive supply arrangements:

•

In 2007, Opta Minerals introduced a high quality nickel slag from Greece into the North American market based on a three year supply agreement. This is an important new product offering to Opta Minerals’ customers given the high demand and scarce supply for slag-based abrasives in North America. Initial uses of the product by customers have proven that this is an excellent loose abrasive and roofing granule media. The product is supplied to Opta Minerals on an exclusive basis for sale in North America. The agreement is not considered material to SunOpta.

•

In April 2008, Opta Minerals announced that it had entered into a three year exclusive supply arrangement for staurolite with a large multinational mining company who recently expanded operations in the United States. Powerblast, a staurolite-based abrasive used in new steel applications, shipbuilding, ship repair and bridge maintenance to remove rust, mill scale, and weathered coatings, will be broadly available to customers in Canada and the United States beginning in May 2008. The agreement is not considered material to SunOpta.

Other than noted above, Opta Minerals obtains key abrasive raw materials such as coal, slag, nickel slag and garnet primarily from Canadian and U.S. mines and power plants. EbonyGrit, a product from copper slag, is supplied by a Canadian mining and refining company. Blackblast, a product produced from coal slag is supplied on an exclusive basis by U.S. power plants and other suppliers. Opta Minerals produces industrial garnet derived from a waste mining stream at its Keeseville, New York facility. In addition, Opta Minerals has agreements with multiple mines in China to market its garnet in North and South America. Opta Minerals also purchases significant quantities of magnesium for its mill and foundry services operations. The magnesium is purchased from manufacturers located primarily in China, Eastern Europe and the Middle East.

Regulation

Opta Minerals’ business primarily involves the handling of inorganic and mineral based materials. These types of materials are generally benign and are not expected to give rise to environmental issues. Almost all of the Company’s environmental regulation is standard to the industry with the exception of certain permits required in Ontario and Virginia to recycle various types of solid waste. The Ontario Ministry of Environment has the right to inspect the Waterdown, Ontario site and review the results of third party monitoring and perform its own testing. Similar rights of inspection exist at the facility in Norfolk, Virginia. At both locations, Opta Minerals is subject to monthly reporting and periodic audits as well as having a financial bond in place with the respective governments should there be a contamination.

SunOpta Inc.	25	December 31, 2007 – 10-K

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

As of December 31, 2007, Opta Minerals had 219 employees including 21 employees in sales and marketing, 15 in corporate administration and finance, 28 in customer service, 18 in engineering and plant management, four in research and development and quality control, three in purchasing and the remainder in production.

Opta Minerals is a party to a collective agreement with the Teamsters Local Union No. 879 covering 7 employees in Waterdown, Ontario. The current three-year agreement expired in June 2008 and is currently being renegotiated; the parties continue to operate under the same terms throughout the renegotiation process. Management of Opta Minerals considers relations with the union to be good. Opta Minerals has never experienced a labor disruption or work stoppage.

SUNOPTA BIOPROCESS

SunOpta BioProcess is focused on the commercialization of its internally developed steam explosion technology known as the “SunOpta BioProcess System” (formerly known as the “StakeTech System”), including process engineering and manufacturing equipment.

The patented SunOpta BioProcess System provides a method for the rapid and continuous auto hydrolysis pre-treatment of biomass under high temperatures and pressure. Raw materials can include wood chips, sugarcane bagasse, cereal straws and waste paper, and potentially all other agriculture residues and energy crops. In their natural state, these materials are not easily separated into their component parts. By continuous processing with the addition of high-temperature steam, the SunOpta BioProcess System breaks the chemical and physical bonds that exist between the components of these materials allowing their subsequent separation and processing into products and components that may have wide and diverse applications. SBI has demonstrated its equipment and technology on a commercial scale in several applications.

This technology has been proven via application around the world and is currently focused by management on the treatment of biomass for cellulosic ethanol, food and pulping applications, with the primary focus being on the application of the Company’s technology in the cellulosic ethanol market. The market opportunity in this sector has increased significantly due to the high cost of energy, the increased demand and cost for commodity foods such as corn for use as biofuel feedstocks, energy security issues, and environmental issues related to competing technologies. SBI is executing a two-pronged strategy to pursue this opportunity: (1) sales of manufacturing equipment with associated license fees, and (2) direct investment by SunOpta BioProcess in cellulosic ethanol production capacity.

SBI’s business is not affected by seasonality.

MAJOR DEVELOPMENTS DURING 2007 - SUNOPTA BIOPROCESS GROUP

The Company raised approximately U.S. $28,000,000 in equity capital after fees via a private placement of convertible preferred shares of SBI. The private placement closed in June, 2007. The proceeds will be used for equity participation in cellulosic ethanol production facilities where SBI’s technology and know how will be included, for updated pilot and laboratory facilities to provide ongoing research and development, to enhance personnel resources and capabilities, and to further demonstrate the commercial viability of the Company’s technology.

SunOpta Inc.	26	December 31, 2007 – 10-K

SBI entered into a Letter of Intent in 2007 with Central Minnesota Ethanol Co-op (“CMEC”) of Little Falls, MN to complete feasibility and engineering studies for a joint venture to build, own, and operate a 10 million gallon per year cellulosic ethanol plant. The proposed operation is to be located adjacent to CMEC’s existing 21.5 million gallon per year corn starch-to-ethanol plant and will utilize readily available wood chips. The feasibility and engineering phase is currently underway.

China is a major focus for cellulosic ethanol commercialization efforts due to its high demand for energy and its lack of food-based alternatives for feedstock. In 2006, SunOpta BioProcess sold proprietary biomass conversion equipment to a customer in China which has been successfully installed, commissioned, operated. The Company is currently in discussions with this customer on the potential supply of equipment and technology license for a significantly scaled-up system. Negotiations with a second major supplier of ethanol in China are in the final stages and may result in additional equipment sales in China during the course of 2008. A large gas and oil producer in China has also expressed an interest in a potential exclusive license of the Company’s technology. A proprietary steam explosion system previously sold to a U.S. customer has been installed and is anticipated to come on-line end of the third quarter of 2008. The U.S. and Chinese operations facilities are important as the first commercial cellulosic ethanol demonstration plants in the world and will form the basis for further orders and larger scale facilities.

Competition

The Company believes the ability of the SunOpta BioProcess System to operate continuously at high pressure presents advantages in terms of reducing chemical requirements, handling a wide variety of feedstocks, improving biomass conversion to fermentable sugars and value-added components and providing significant cost and environmental advantages within the industry that the technology is being marketed.

The Company’s success in marketing to the industry will depend on the extent to which the SunOpta BioProcess System can be shown to have advantages over the technology of competing suppliers. These competing suppliers include Ahlstrom, Kvaerner, Metso, Iogen and Andritz. The Company is aware of other groups that are attempting to develop and market new biomass conversion systems.

It is anticipated that competition from suppliers of alternative systems and equipment in targeted markets will be strong and that the potential advantages for the SunOpta BioProcess System will have to be continually demonstrated and improved upon through further research and development.

Distribution, Marketing and Sales

SunOpta BioProcess has several commercial personnel dedicated to the sales, marketing and licensing of its proprietary solutions and process equipment. The commercial personnel are supported by SunOpta BioProcess’ research and engineering teams. The Company actively participates in and sponsors select trade events to promote its products and services. SunOpta BioProcess also maintains a website through which numerous inquiries are generated from the major target markets of Europe, North America, and Asia. Commercial personnel work with clients during every step of the development process including the initial concept, proposal development, contract negotiation, and project execution. At the current state of technology development, each proposal and solution is typically custom in nature. Optimal execution requires a significant level of sales, engineering, and project management resources and interaction with customers. Given the highly specialized and custom nature of the equipment, the Company manages all aspects of fabrication, packing and delivery of SunOpta BioProcess products to its customers utilizing common carriers and other vendors.

Suppliers

Waste biomass such as straw and fast growing tree species such as poplar and aspen is currently available in abundant supply in many parts of the world. If other economic uses for waste biomass increase, the Company may find that the supply of such raw materials is reduced and this could have a material adverse effect on the business of SunOpta BioProcess. The wide variety of raw materials that can be used as feedstocks in the SunOpta BioProcess System helps to mitigate this risk.

In respect of the manufacturing of the customized SunOpta BioProcess System, the Company provides equipment fabricators with detailed drawings and equipment specifications. All major equipment components have at least two alternate suppliers.

SunOpta Inc.	27	December 31, 2007 – 10-K

Regulation

SunOpta BioProcess technology may use chemicals in addition to steam to treat fibrous material. This technology does not generally produce appreciable pollutants and the Company believes that its existing facilities are in full compliance with applicable laws concerning the environment. To date, the Company has not found it necessary to spend significant amounts in order to comply with applicable environmental laws. It is anticipated that future sales or licenses of the Company’s technology will be made where the SunOpta BioProcess System is but one part of a larger process, as for example in the manufacture of cellulosic ethanol or pulp. In these instances, the overall project may be subject to federal, state or local provisions regulating the discharge of materials into the environment. Compliance with such provisions may result in significant increases in the costs associated with the overall project.

Proprietary Technology

The Company recognizes the existence of a threat that others may attempt to copy the Company’s proprietary SunOpta BioProcess System and/or misappropriate the technology. To mitigate this risk, the Company strictly enforces, as a normal business practice, the signing of confidentiality agreements with all parties to which confidential information is supplied including all customers and licensees. The Company holds several patents on its equipment and process technology and in 2007 filed several additional patent applications pertaining to a number of advanced process technologies. Further patent applications are being prepared for filing.

Financial Exposure Related to Bonding and Guarantees

To enter industrial markets, the Company expects it will have to provide substantial performance guarantees in the form of process guarantees and equipment guarantees. These guarantees will need to be backed by bank guarantees and/or surety bonds. The Company endeavours to reduce the risks associated with these commitments; however, there will always remain a possibility that the Company’s guarantees or bonds could be called, rightfully or wrongfully and/or the equipment supplied fails to meet the guarantees and warranties provided resulting in potential financial losses to the Company.

Research and Development

During 2007, research and development activities were focused on the production of cellulosic ethanol and food applications, development of process improvements and novel processes, and enhancement of the Company’s intellectual property including technical know-how, trade secrets and patentable inventions.

Employees

SunOpta BioProcess has fourteen full time employees, engaged in engineering, technical support, systems design, and research and development, as well as sales and marketing. SBI hired additional employees in 2007 related to senior management, commercial development and engineering for cellulosic ethanol and food-based applications. In addition, SBI utilizes external resources, such as certain contract employees and consulting engineers, to meet its manpower needs while effectively managing operating costs. SBI expects to hire additional employees in 2008 as the SunOpta BioProcess System becomes more widely accepted and as demand for commercial scale facilities ramps up.

In conjunction with the private placement of SBI convertible preferred shares, 800,000 Restricted Stock Units (“RSUs”) and 800,000 stock options (with an exercise price of $20 per share) were granted to certain employees of SBI. The RSUs allow for a cash payment or the grant of shares to the certain employees equal to the issuance price in a future initial public offering (to a maximum of $20 per share). The RSUs and the stock options granted only vest if a change of control of the Company occurs or the Company completes a qualified initial public offering. Unless terminated earlier in accordance with the Company’s stock option pan, the stock options shall expire on the seventh anniversary of the closing date (i.e. June 7, 2014). Should the Company complete a qualified initial public offering (defined in the preferred share agreement as greater than $50,000,000), the RSUs would automatically be converted into common shares of the Company upon closing of the transaction.

SunOpta Inc.	28	December 31, 2007 – 10-K

CORPORATE SERVICES GROUP

The corporate office of SunOpta is located in owned premises in Brampton, Ontario. Thirty staff are employed in a variety of management, financial, information technology and administration roles. Centralized information technology and financial shared services groups are located in Minnesota.

Environmental Hazards

The Company believes, with respect to both its operations and real property, that it is in material compliance with environmental laws at all of its locations and specifically with the requirements of its Certificate of Approval issued by the Ontario Ministry of the Environment and Energy on the Opta Minerals property in Waterdown, Ontario.

Employees

As of December 31, 2007, the Company had 2,133 employees broken out by division below:

Divisions	Number of Employees
Food Group	1,870
Opta Minerals	219
SunOpta BioProcess and Corporate Services Group	44
Total	2,133

The Company believes that its relations with its employees (both union and non-union) are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available free of charge on our website at www.sunopta.com as soon as reasonably practicable after we file such information electronically with the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file or furnish to the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, Room 1580, NW, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the sec at www.sec.gov.

Item 1A. Risk Factors

The following risk factors, as well as the other information contained in this report, should be considered carefully. These risk factors could materially and adversely affect the Company’s future operating results and could cause actual events to differ materially from those described in forward-looking statements relating to the Company.

We face risks related to the restatement of our quarterly financial statements.

We have restated our consolidated statements of earnings, balance sheets, statements of cash flows and statements of equity for each of the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007. Proposed class action lawsuits have been filed against us in the United States and Canada, and we may face proceedings from regulatory authorities in the United States and Canada relating to the restatements. We could face monetary judgments, penalties or other sanctions which could adversely affect our financial condition and could cause our stock price to decline.

SunOpta Inc.	29	December 31, 2007 – 10-K

The Company and certain officers (one of whom is a director) and a former director are subject to claims under U.S. and Canadian securities laws

The Company and some of its officers (one of whom is a director) and a former director are defendants in a number of proposed securities class action claims that have been filed in the United States and Canada. It is possible that these actions could result in the award of substantial monetary damages against the Company. There is risk that the Company’s insurance coverage may not be sufficient to cover damages awarded as a result of these actions. The outcome of these actions could negatively impact the market price of the Company’s securities. In addition, the Company expects to continue to incur expenses associated with the defense of these actions, regardless of the outcome, and these pending actions may divert the efforts and attention of the Company’s management team from normal business operations.

We are subject to the rules and regulation of the Securities and Exchange Commission and from the Ontario Securities Commission

We have received letters from each of these agencies requesting additional information related to the write-down and restatements described in our January 24, 2008 press release, and we received a request from the Ontario Securities Commission requesting information regarding our stock opting granting process. The Company is cooperating with the requests from these agencies. An investigation or enforcement action by these entities could result in expense to us and may divert the efforts and attention of our management team from normal business operations.

Turnaround Efforts within SunOpta Fruit Group’s Berry Operations May Not Succeed

As part of the Company’s 2007 year end close procedures within the SunOpta Fruit Group’s Berry Operations, management determined that inventories were overstated and thus required adjustment. The Company has identified and initiated specific actions to understand and address potential root causes and ensure corrective actions are implemented in a timely manner. The actions taken by management may not prove adequate to address the issues identified, or may not prove to be adequate to address the issues identified in the timeframe set out resulting in a negative impact on the Company’s earnings. The Company has significant excess frozen strawberry inventory that management plans to sell. Provisions have been established to record management’s best estimate of costs to rework or liquidate certain inventory. These estimates require judgment and are subject to uncertainties, and if management is unable to reduce its inventory in a timely manner and at estimated costs, further inventory write-downs could be required. In addition, significant efforts are required to remediate material weaknesses as noted in Item 9A herein.

Our Business May be Materially and Adversely Affected by Our Ability to Comply with Restrictive Covenants in Our Credit Agreements

The Company has various credit facilities including a primary facility with a syndicate of lenders. All of the credit facilities contain restrictive covenants that limit the discretion of the Company’s management with respect to certain business matters. These covenants place restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create other security interests, to complete a liquidation, dissolution, merger, amalgamation or reorganization, to make certain distributions or make certain payments, investments, loans and guarantees and to sell or otherwise dispose of certain assets.

SunOpta Inc.	30	December 31, 2007 – 10-K

The credit facilities also include covenants requiring the Company to satisfy certain financial ratios and tests. A failure of the Company to comply with these obligations could result in an event of default which, if not cured or waived, could permit the acceleration of the relevant indebtedness. Due to the large inventory write-down and related professional fees, the restatement of our quarterly financial statements in 2007 and the delay in filing our financial statements for fiscal year 2007 and the first fiscal quarter of 2008, the Company has requested and received various amendments and waivers to its primary credit facility. New amended financial ratio covenants have been set for June, September and December 2008, as well as March 31, 2009. Compliance with these covenants depends on the Company achieving its forecasts and non-compliance could result in the acceleration of amounts owing under the credit facilities. There can be no assurance that, if any indebtedness under the credit facilities were to be accelerated, the Company’s assets would be sufficient to repay in full that indebtedness. Furthermore, prior to the expiry of any of the credit facilities, the Company may be required to refinance its short-term debt. If the Company is required to replace the credit facilities with new debt on less favorable terms, or if the Company cannot refinance its short-term debt, the Company may be adversely impacted.

We Have Material Weaknesses in our Internal Controls Over Financial Reporting That Need to be Remediated

We concluded that material weaknesses existed in our internal controls over financial reporting as of December 31, 2007. In response to the identified material weaknesses, and with oversight from our Audit Committee, we are focused on improving our internal controls over financial reporting and remedying the identified material weaknesses. We intend to expand and strengthen our accounting and internal audit staff, implement policy and process changes to improve the financial close process, implement a new system conversion policy in addition to other information technology enhancements, and dedicate additional resources to improve the processes surrounding inventory costing, but we cannot assure that we will be able to do so on a timely basis or at all. Each of the material weaknesses and control deficiencies could result in a misstatement in the financial statements that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. If we fail to remediate these material weaknesses, or if our internal controls over financial reporting required under Section 404 of the Sarbanes-Oxley Act are inadequate in the future, it could negatively impact our share price and our ability to report accurate consolidated financial statements, obtain financing, attract and retain key employees, officers and directors, and potentially add additional costs to the Company.

Our securities are subject to delisting by Nasdaq

We failed to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2007 and our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2008 as required by Nasdaq listing standards. We appealed the determination to delist the our securities, and a Listing Qualifications Panel of Nasdaq notified us that it would continue to list our securities if (1) we report to the Panel the findings of the Audit Committee investigation by July 20, 2008, and (2) we file delinquent filings by July 31, 2008. We have reported the Audit Committee’s findings to the Panel and have filed our delinquent annual report on Form 10-K. If we are unable to file our delinquent quarterly report, or if we are delinquent in other filings, our securities may be delisted and thus no longer eligible to trade on The Nasdaq National Market System, which may affect the liquidity of our securities and their trading price.

We Need Additional Capital to Maintain Current Growth Rates

Over the last eight years the Company has had a compounded annual revenue growth rate of 58.6% . Our ability to raise capital, through equity and/or debt financing, is directly related to our ability to continue to grow and improve returns from operations. Additional capital through equity financings may also result in additional dilution to our current shareholders and a decrease in our share price if we are unable to realize returns equal to or above our current rate of return. We will not be able to maintain our growth rate and our strategy as a consolidator within the natural and organic food industries without continued access to capital.

SunOpta Inc.	31	December 31, 2007 – 10-K

Consumer Preferences for Natural and Organic Food Products are Difficult to Predict and May Change

Approximately 90% of our 2007 revenues were derived from the SunOpta Food Group. Our success depends, in part, on our ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. A significant shift in consumer demand away from our products or products that utilize our integrated grains, ingredients, fruits and packaged products, or our failure to maintain our current market position could reduce our sales, which could harm our business. Consumer trends change based on a number of possible factors, including nutritional values and a change in consumer preferences. These changes could lead to, among other things, reduced demand and price decreases, which could have a material adverse effect on our business.

We Operate in a Highly Competitive Industry

We operate businesses in highly competitive product and geographic markets in the U.S., Canada and various international markets. The SunOpta Grains and Foods Group, the SunOpta Ingredients Group and the SunOpta Fruit Group compete with various U.S. and international commercial grain procurement marketers, major companies with food ingredient divisions, other food ingredient companies, stabilizer companies, consumer food companies that also engage in the development and sale of food ingredients and other food companies involved in natural and organic fruits. The SunOpta Distribution Group competes against other organic and natural food distributors and other companies that market and sell vitamins, supplements, natural health products, health and beauty aids and conventional food distributors that provide specialty or high end packaged products. These competitors may have financial resources and staff larger than ours and may be able to benefit from economies of scale, pricing advantages and greater resources to launch new products that compete with our offerings. We have little control over and cannot otherwise affect these competitive factors. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, results of operations and financial condition may be materially impacted.

We Rely on Our Manufacturing Facilities

We own, manage and operate a number of manufacturing, processing and packaging facilities located throughout the United States, Canada, Mexico and Europe. As of December 31, 2007 the SunOpta Food Group operates from 28 processing facilities (18 owned and 10 leased). Opta Minerals operates from 16 locations (six owned and ten leased) located in the United States, Canada and Eastern Europe. SunOpta BioProcess operates its facilities at our corporate location in Brampton, Ontario.

An interruption in or the loss of operations at one or more of these facilities, or the failure to maintain our labor force at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until we could secure an alternate source of supply.

The Loss of Key Management or Our Inability to Attract and Retain Management Talent Could Adversely Affect Our Business

Our future prospects depend to a significant extent upon the continued service of our key executives. Furthermore, our continued growth depends on our ability to identify, recruit and retain key management personnel. The competition for such employees is intense. The Company is currently conducting a search for a new Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Any inability to find suitable replacements for these key executives could divert the efforts and attention of the Company’s management and have an adverse impact of normal business operations. We are also dependent on our ability to continue to attract, retain and motivate our sourcing, production, distribution, sales, marketing and other personnel.

SunOpta Inc.	32	December 31, 2007 – 10-K

We Rely on Our Ability to Manage Our Supply Chain Efficiently

Our supply chain is complex. We rely on third parties for our raw materials and for the manufacturing, processing and distribution of many of our products. The inability of any of these third parties to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. Many of our products are perishable and require timely processing and transportation to our customers. Many of our products can only be stored for a limited amount of time before they spoil and cannot be sold. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory that may reach its expiration date. If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could fall.

Volatility in the Prices of Raw Materials and Energy Could Increase Our Cost of Sales and Reduce Our Gross Margin

Raw materials used in the SunOpta Food Group and Opta Minerals represent a significant portion of our cost of sales. Our cost to purchase these materials and services, such as organic grains and fruit, abrasive industrial minerals and natural gas, from our suppliers can fluctuate depending on many factors, including weather patterns, economic and political conditions and pricing volatility. In addition, we must compete with competitors having greater resources than us for limited supplies of these raw materials and services. If the cost of these materials and services increases due to any of the above factors, we may not be able to pass along the increased costs to our customers.

The SunOpta Food Group enters into a number of exchange-traded commodity futures and options contracts to partially hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to our assessment of our exposure from expected price fluctuations. Exchange purchase and sales contracts may expose us to risk in the event that a counter party to a transaction is unable to fulfill its contractual obligation. We are unable to hedge 100% of the price risk of each transaction due to timing, availability of hedge contracts and third party credit risk. In addition, we have a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. The Company also monitors the prices of natural gas and will from time to time lock in a percentage of its natural gas needs based on current prices and expected trends.

Exercise of Stock Options, Participation in our Employee Stock Purchase Plan and Issuance of Additional Securities Could Dilute the Value of Our Common Shares

As of December 31, 2007, there were 1,846,130 stock options outstanding to purchase Common Shares, with exercise prices ranging from $3.72 to $13.75 per common share. The exercise of these stock options could result in dilution in the value of our Common Shares and the voting power represented thereby. Furthermore, to the extent the holders of our stock options exercise such securities and then sell the Common Shares they receive upon exercise or upon the sale of Common Shares received as part of the employee stock purchase plan or the issuance of additional securities, our share price may decrease due to the additional amount of Common Shares available in the market. The subsequent sales of these shares could encourage short sales by our shareholders and others which could place further downward pressure on our share price. Moreover, the holders of our stock options may hedge their positions in our Common Shares by short selling our Common Shares, which could further adversely affect our stock price.

Technological Innovation by Competitors Could Make Our Products Less Competitive

Competitors include major food ingredient and consumer food companies that also engage in the development and sale of food and food ingredients. Many of these companies are engaged in the development of food ingredients and other food products and continually introduce a number of products into the market. Existing products or products under development by our competitors could prove to be more effective or less costly than any products which have been or are being developed by us.

SunOpta Inc.	33	December 31, 2007 – 10-K

We Rely on Protection of Our Intellectual Property and Proprietary Rights

We, and in particular, the SunOpta Food Group and SunOpta BioProcess depend, in part, on our ability to protect intellectual property rights. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. The failure of any patents or other intellectual property rights to provide protection to our technologies would make it easier for our competitors to offer similar products, which could result in lower sales or gross margins.

The SunOpta Food Group has developed a number of new ingredients and alternatives to accommodate new product adaptations of these and other ingredients into various food items. A number of the SunOpta Food Group’s products and processes require us to create and maintain a number of patents and trade secrets. The SunOpta Food Group’s policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the United States and in selected foreign jurisdictions.

Our trademarks and brand names are registered in the United States, Canada and other jurisdictions and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We rely on trade secrets and proprietary know-how and confidentiality agreements to protect certain of the technologies and processes used by the SunOpta Food Group.

In addition, SunOpta BioProcess holds a number of existing patents and recently filed patent applications on its proprietary steam explosion technology and related processes. We recognize that there exists a threat of others attempting to copy our proprietary steam explosion technology. To mitigate this risk, the normal business practice of SBI includes the signing of confidentiality agreements with all parties to which confidential information is supplied including all customers and licensees. We also hold several patents on our equipment and process technologies and alleviate risk by developing new patents.

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

Some of the key regulations include:

  Air Quality – is regulated by the EPA and certain city/state air pollution control groups. Emission reports are filed annually;

  Waste Treatment/Disposal – solid waste is either disposed of by a third-party or in some cases the Company has a permit to haul and apply the sludge to land. Agreements exist with local city sewer districts to treat waste at specified levels of BOD and TSS;

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

SunOpta Inc.	34	December 31, 2007 – 10-K

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

Certain food ingredient products are regulated under the 1958 Food Additive Amendments to the United States Federal Food, Drug and Cosmetic Act of 1938 (the “FDCA”), as administered by the FDA. Under the FDCA, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is GRAS under the conditions of its intended use by qualified experts in food safety. We believe that most products for which the Food Group has retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. As a result, the Food Group may be adversely impacted if the FDA determines that our food ingredient products do not meet the criteria for GRAS.

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

With the acquisitions of Purity Life Health Products and the Quest vitamins brand, the Company is also subject to further regulations under certain federal Canadian legislation, including the Food and Drug Act (Canada), the Pest Control Products Act (Canada) and the regulations made thereunder and the Environmental Protection Act (Canada). While we believe we are in material compliance with all statutes and regulations governing these businesses, any breach of these statutes and regulations could result in fines, penalties or a loss in the ability to sell certain products which could have an adverse affect on our business.

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

Commercial Scale Viability of SunOpta BioProcess Steam Explosion Technology

SunOpta BioProcess’ proprietary steam explosion technology has yet to gain wide-spread acceptance within a number of industries and, consequently, earnings can fluctuate from quarter to quarter. Its patented steam technology, while proven, has yet to develop a broad customer base. The success of SunOpta BioProcess will depend upon its ability to promote commercial acceptance of its proprietary steam explosion technology and related biomass process solutions.

SunOpta Inc.	35	December 31, 2007 – 10-K

Construction or Operational Delays within SunOpta BioProcess Could Materially and Adversely Affect our Project Revenue

Projects in construction under announced and anticipated collaborative agreements may experience delays in regulatory, engineering and construction phases, which may consequently affect delays in expected project revenue. The projects could also be subject to unanticipated interruptions in operations which could have a material adverse effect on the Company’s financial condition. Such delays or interruptions could be caused by, among other factors: construction and other cost overruns; weather conditions affecting the construction process; delays in the regulatory approval process; contractor delays or errors; breakdown or failure of equipment or processes; disruption or difficulty in procuring the supply of raw materials; energy and other inputs; or catastrophic events such as fire or storms.

We Depend on Governmental Programs and the Repeal or Modification of Government Programs Could Materially and Adversely Affect our Sales and Profitability

SunOpta BioProcess’ ability to realize projected cash flows and deploy processes and projects is significantly impacted by governmental regulations and subsidies. The repeal or modification of various fiscal incentives favoring the use of cellulosic ethanol could reduce demand and cause SunOpta BioProcess’ sales and profitability to decline. Examples of such changes could include the elimination of the federal ethanol tax incentives, ethanol tariffs, or changes in the renewable fuel standards (minimum levels of renewable fuels in gasoline).

Failure of Future Growth in Ethanol Demand Could have a Material Adverse Effect on our Business

According to a Bank of America Equity research study published in October 2006, domestic ethanol capacity is expected to grow from 5.1 billion gallons in 2006 to approximately 36 billion gallons per year in 2020. More recently, the U.S. Energy Independence and Security Act of 2007 amended the Renewable Fuels Standard which now mandates 36 billion gallons of total ethanol production by 2022. According to the mandate, a minimum 16 billion gallons of ethanol production must be produced from cellulosic raw materials by 2022, this compares with essentially no commercial production of cellulosic ethanol at present.

In a study released in June, 2008, the World Grain Council estimated 2007 worldwide ethanol production at 13.2 billion gallons. Failure of continued growth of ethanol demand, a reversal in the renewable fuel mandates or the failure to be able to produce commercially reasonable quantities of ethanol from cellulose-based materials would have a material adverse effect on SunOpta BioProcess’ business.

We Are Subject to Financial Exposure Related to Bonding and Guarantees

For SunOpta BioProcess to enter certain markets, we have to provide substantial performance guarantees in the form of process guarantees and equipment guarantees. These guarantees need to be backed by bank guarantees and/or surety bonds. We endeavor to reduce the associated risks, however there will always remain a possibility that our guarantees or bonds could be called, rightfully or wrongfully and/or that the equipment supplied fails to meet the guarantees and warranties provided, resulting in potential financial losses.

We Are Subject to Dividend Restrictions and Potential Withholding Taxes on Dividends

We have not paid dividends on our Common Shares since our inception and have used available cash resources to fund growth. Moreover, we are precluded under the terms of various agreements with our creditors from paying dividends without approval from certain creditors. It is our intention to retain future earnings to fund growth. We will consider paying dividends on our Common Shares in the future when circumstances permit, having regard to, among other things, our earnings, cash flow and financial requirements, as well as relevant legal and business considerations. Accordingly, investors should not expect to receive a return on investment in our Common Shares through the payment of dividends in the foreseeable future and may not realize a return on investment even if they sell their shares. Any future payment of dividends to holders of our Common Shares will depend on decisions that will be made by the Board of Directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects. In addition, if we pay dividends, the receipt of dividends by United States shareholders may be subject to a 5% to 15% Canadian withholding tax.

SunOpta Inc.	36	December 31, 2007 – 10-K

Loss of a Key Customer Could Materially Reduce Revenues and Earnings

We had no customers that represented over 10% of revenues for the year ended December 31, 2007. However, the loss or cancellation of business with any of our larger customers could materially and adversely affect our business, financial condition or results of operations.

Fluctuations in Exchange Rates, Interest Rates and Certain Commodities Could Adversely Affect Our Results of Operations, Financial Condition and Liquidity

We are exposed to foreign exchange rate fluctuations as our Canadian subsidiaries and our European operations are translated into United States dollars for financial reporting purposes. We are exposed to changes in interest rates as a portion of our debt bears interest at variable rates. We are exposed to price fluctuations on grain commodities as we hold inventory and enter into transactions to buy and sell product in the grains market. Additional qualitative and quantitative disclosures about these risks can be found in Item 7A of this Form 10-K.

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

  integration of an acquired company’s products into our product mix;

  amount of cost savings that may be realized as a result of our integration of an acquired product or business;

  unanticipated quality and production issues with acquired products;

  adverse effects on business relationships with our suppliers and customers;

  diversion of management attention;

  difficulty with personnel and loss of key employees;

  implementation of an integrated enterprise wide accounting and information system and consolidation of back office accounting;

  compatibility of financial control and information systems;

  exchange rate risk with respect to our acquisitions in Canada;

  potential for patent and trademark claims or other litigation against or involving the acquired company; and

  in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences.

Adverse Weather Conditions Could Impose Costs on our Business

The Company’s various food products, from seeds and grains to ingredients, fruits, vegetables and other inputs, are vulnerable to adverse weather conditions, including windstorms, floods, drought, fires and temperature extremes, which are quite common but difficult to predict. Unfavorable growing conditions can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

SunOpta Inc.	37	December 31, 2007 – 10-K

Our Operating Results and Share Price are Subject to Significant Volatility

Our net sales and operating results may vary significantly from period to period due to:

  changes in our operating expenses;

  management’s ability to execute our business and growth strategies;

  personnel changes;

  supply shortages;

  general economic conditions;

In addition, our share price is more volatile than other larger public companies. Announcements regarding:

  fluctuations in financial performance from period to period;

  mergers and acquisitions;

  changes in key personnel;

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

Item 1B. Unresolved Staff Comments – None

SunOpta Inc.	38	December 31, 2007 – 10-K

Item 2. Properties

As of December 31, 2007, the Company with the exception of Opta Minerals, operates from the following locations which are owned unless otherwise noted:

Location	State/Province	Group/Sub Group	Facility Description
Brampton	Ontario	Corporate Head Office/BioProcess	Corporate head office and BioProcess facilities
Minnetonka (2 Leases) (1)	Minnesota	Corporate Services	IT Corporate and Grains Sales Office
Hope	Minnesota	SunOpta Grains and Foods	Grains head office and grain processing
Alexandria	Minnesota	SunOpta Grains and Foods	Aseptic packaging facility
Alexandria	Minnesota	SunOpta Grains and Foods	Ingredient processing
Afton	Wyoming	SunOpta Grains and Foods	Soymilk processing
Wahpeton	North Dakota	SunOpta Grains and Foods	Processing, warehouse and distribution
Wahpeton	North Dakota	SunOpta Grains and Foods	Grain storage
Huevelton	New York	SunOpta Grains and Foods	Soymilk processing plant
Blooming Prairie	Minnesota	SunOpta Grains and Foods	Grain storage
Ellendale	Minnesota	SunOpta Grains and Foods	Grain storage
Snover (Monthly Rent)	Michigan	SunOpta Grains and Foods	Sales office
Cresco	Iowa	SunOpta Grains and Foods	Milling facility
Breckenridge	Minnesota	SunOpta Grains and Foods	Grain processing and distribution
Breckenridge (Lease) (2)	Minnesota	SunOpta Grains and Foods	Sales Office
Goodland	Kansas	SunOpta Grains and Foods	Grain processing and distribution
Edson (Land Lease) (3)	Kansas	SunOpta Grains and Foods	Grain processing and distribution
Moorehead	Minnesota	SunOpta Grains and Foods	Grain processing and distribution
Bedford (Lease) (4)	Massachusetts	SunOpta Ingredients	Ingredients head office and development centre
Louisville (Lease) (5)	Kentucky	SunOpta Ingredients	Fiber processing facility
Cedar Rapids	Iowa	SunOpta Ingredients	Fiber processing facility
Cambridge	Minnesota	SunOpta Ingredients	Fiber processing facility
Bertha	Minnesota	SunOpta Ingredients	Drying, blending and warehousing
Fosston	Minnesota	SunOpta Ingredients	Processing and drying
Galesburg	Illinois	SunOpta Ingredients	Starch based production and ingredients blending
Buena Park (2 Leases) (6)	California	SunOpta Fruit Group	Processing, warehouse and distribution and Fruit Group head office
Aptos (Lease) (7)	California	SunOpta Fruit Group	Organic Ingredients office
Summerland (2 Leases) (8)	British Columbia	SunOpta Fruit Group	Processing facilities
Omak (Lease) (9)	Washington	SunOpta Fruit Group	Processing, warehouse and distribution
South Gate (Lease) (10)	California	SunOpta Fruit Group	Processing, warehouse and distribution
Salinas (Lease) (11)	California	SunOpta Fruit Group	Processing, warehouse and distribution
Bannockburn (Lease) (12)	Illinois	SunOpta Fruit Group	Hess Food Group office
Rosarito	Mexico	SunOpta Fruit Group	Frozen fruit processing facility
Guanajuato	Mexico	SunOpta Fruit Group	Frozen fruit processing facility
Brampton (Lease) (13)	Brampton	SunOpta Fruit Group	Sales office
Greenville	South Carolina	SunOpta Fruit Group	Sales, administration office
Richmond (Lease) (14)	British Columbia	SunOpta Distribution Group	Distribution Group head office, distribution and warehousing
Toronto (Lease) (15)	Ontario	SunOpta Distribution Group	Office, distribution and warehousing
Toronto (Lease) (16)	Ontario	SunOpta Distribution Group	Office, distribution and warehousing
Burnaby (Lease) (17)	British Columbia	SunOpta Distribution Group	Office, distribution and warehousing
St. Laurent (Lease) (18)	Quebec	SunOpta Distribution Group	Office, distribution and warehousing
Acton (4 Leases) (19)	Ontario	SunOpta Distribution Group	Office, distribution and warehousing
Vancouver (Lease) (20)	British Columbia	SunOpta Distribution Group	Office, distribution and warehousing
Scotstown	Quebec	SunOpta Distribution Group	Office, distribution and warehousing
Brantford (Lease) (21)	Ontario	SunOpta Distribution Group	Processing, warehouse and distribution

SunOpta Inc.	39	December 31, 2007 – 10-K

(1)	Leases have an expiry date of May 2009 and April 2009 respectively.	(2)	Lease has an expiry date of October 2009.
(3)	Lease has an expiry date of November 2008.	(4)	Lease has an expiry date of September 2008.
(5)	Lease has an expiry date of July 2011.	(6)	Leases have an expiry date of December 2009 and May 2010 respectively.
(7)	Lease has an expiry date of December 2008.	(8)	One lease has an expiry date of December 2016 and one lease is month to month.
(9)	Lease has an expiry date of December 2008.	(10)	Lease has an expiry date of December 2016.
(11)	Lease has an expiry date of December 2009.	(12)	Lease has an expiry date of October 2008.
(13)	Lease has an expiry date of November 2012	(14)	Lease has an expiry date of August 2022.
15)	Lease has an expiry date of January 2010.	(16)	Lease has an expiry date of December 2014
(17)	Lease has an expiry date of August 2009.	(18)	Lease has an expiry date of June 2009.
(19)	All leases have an expiry date of December 2011.	(20)	Lease has an expiry date of August 2008.
(21)	Lease has an expiry date of November 2010.

Opta Minerals operates from the following major locations which are owned unless otherwise noted:

Location	State/Province	Group	Description
Waterdown	Ontario	Opta Minerals	Group head office, processing and distribution
Brantford (1)	Ontario	Opta Minerals	Distribution and packing center
Lachine	Quebec	Opta Minerals	Distribution center
Bruno de Guiges	Quebec	Opta Minerals	Specialty sands
New Orleans (Lease) (2)	Louisiana	Opta Minerals	Abrasives processing
Norfolk (Lease) (3)	Virginia	Opta Minerals	Processing and distribution
Keeseville (Lease) (4)	New York	Opta Minerals	Garnet processing and distribution
Baltimore (Lease) (5)	Maryland	Opta Minerals	Abrasives processing
Hardeeville	South Carolina	Opta Minerals	Processing facility
Attica (6)	New York	Opta Minerals	Abrasives processing
Richfield (Lease) (7)	Ohio	Opta Minerals	Sales office
Laval (8)	Quebec	Opta Minerals	Processing facility
St-Germain de Grantham (9)	Quebec	Opta Minerals	Distribution and packaging center
Walkerton	Indiana	Opta Minerals	Abrasives processing
Kosice (10)	Slovakia	Opta Minerals	Processing facility
Milan	Michigan	Opta Minerals	Abrasives processing

(1)	Lease has an expiry date of April 2010.
(2)	Lease has an expiry date of December 2008.
(3)	Lease has an expiry date of October 2010 and an option to purchase up to expiry.
(4)	Lease has an expiry date of November 2011.
(5)	Lease has an expiry date of December 2008.
(6)	Lease has an expiry date of May 2015.
(7)	Lease is month to month.
(8)	Lease has an expiry date of February 2012.
(9)	Lease has an expiry date of March 2009 and an option to purchase up to expiry.
(10)	Lease has an expiry date of December 31, 2009.

SunOpta BioProcess and Executive Offices

The Company’s Executive Head Office and SunOpta BioProcess Group operations are located at 2838 Bovaird Drive West, Brampton, Ontario, a property owned by the Company.

SunOpta Inc.	40	December 31, 2007 – 10-K

Item 3. Legal Proceedings

Subsequent to the Company’s press release on January 24, 2008, in which it downgraded previously issued earnings expectations and announced the restatement of prior quarterly financial statements due to a significant write-down and other adjustments, the Company and certain officers (one of whom is a director) and a former director were named as defendants in several proposed class action lawsuits in the United States. These lawsuits were filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008. The lawsuits allege, among other things, violations of United States federal securities laws, misrepresentations and insider trading. These lawsuits are in a preliminary phase and are expected to be consolidated in one class action with a lead plaintiff. Similarly, one proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008 against the Company and certain officers (one of whom is a director) alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under Ontario’s Securities Act. The Canadian Action claims damages of Cdn $100,000,000 plus punitive damages of Cdn $10,000,000 and other monetary relief. This action is also in its preliminary phase and, may be consolidated if additional class actions are commenced. Management intends to vigorously defend these actions.

The Company received Staff Determination notices on April 2, 2008 and May 20, 2008 from The Nasdaq Stock Market (“Nasdaq”) stating that the Company was not in compliance with the Nasdaq Marketplace Rules as a result of the delay in the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, and that as a result the Company’s securities could be delisted. The Company appealed the determination to delist the Company’s securities, and a Listing Qualifications Panel of Nasdaq notified the Company that it would continue to list the Company’s securities if (1) the Company reported to the Panel the findings of the Audit Committee investigation by July 20, 2008, and (2) the Company filed delinquent filings by July 31, 2008. The Company has reported the Audit Committee’s findings to the Panel and has filed its delinquent annual report on Form 10-K.

The Company has also received letters from the Securities and Exchange Commission and from the Ontario Securities Commission requesting additional information related to the write-down and restatements described in its January 24, 2008 press release, and it received an additional request from the Ontario Securities Commission for information regarding its stock options granting process. The Company is cooperating with the requests from these agencies.

The Company commenced a suit on January 17, 2008, against Abengoa New Technologies Inc. (“Abengoa”), and a former employee of SunOpta Inc. for theft of trade secrets, breach of contract, tortuous interference with contract and civil conspiracy, along with motions for expedited discovery and a preliminary injunction. Abengoa has filed a counterclaim alleging breach of contract, misappropriation of trade secrets and other contractual violations. The United States District Court, Eastern District of Missouri, recently referred the core claims to arbitration and stayed the rest pending outcome of the arbitration. While management is confident in its position, the outcome of this matter cannot be predicated at this time.

In January 2008, a customer of the Company, Abener Energia S.A. (an affiliate of the above mentioned Abengoa) terminated a contract valued at approximately $7,000,000 for the delivery of equipment and related services, forcing the matter into arbitration under its provisions. Both parties have alleged violations under the contract. The matter is currently slated for arbitration which is expected to commence in July 2008. The outcome of this arbitration cannot be predicated at this time.

One of the Company’s subsidiaries, SunRich LLC previously filed a claim in the U.S. District Court for the District of Oregon against a supplier for failure to adhere to the terms of a contract. On July 29, 2004, Sunrich was awarded the trial judgment, and in the fall of 2006, the decision of the appellate court confirmed the judgment in Sunrich’s favour. In December 2006, the Company collected approximately $2,014,000 in satisfaction of the trial judgment. The Company has also filed an application for the recovery of certain legal fees which is still outstanding with the Court.

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

SunOpta Inc.	41	December 31, 2007 – 10-K

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Equity Securities

The Company’s common shares trade in U.S. dollars on The NASDAQ Global Select Market under the symbol STKL, and in Canadian dollars under the symbol SOY on the Toronto Stock Exchange (“TSX”). The following table indicates the high and low bid prices for SunOpta’s common shares for each quarterly period during the past two years as reported by NASDAQ. The prices shown are representative inter-dealer prices, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

Trade Prices on NASDAQ (U.S. Dollars)

2007	HIGH	LOW
First Quarter	$12.70	$8.35
Second Quarter	$13.11	$10.75
Third Quarter	$14.81	$10.75
Fourth Quarter	$15.50	$11.11
2006	HIGH	LOW
First Quarter	$8.74	$5.27
Second Quarter	$12.26	$7.28
Third Quarter	$10.73	$8.20
Fourth Quarter	$11.68	$8.73

The following table indicates the high and low bid prices for SunOpta’s common shares for each quarterly period during the past two years as reported by the Toronto Stock Exchange.

Trade Prices on TSX (Canadian Dollars)

2007	HIGH	LOW
First Quarter	$14.68	$9.75
Second Quarter	$14.60	$11.42
Third Quarter	$15.01	$11.46
Fourth Quarter	$15.25	$11.13
2006	HIGH	LOW
First Quarter	$10.19	$5.91
Second Quarter	$13.25	$8.01
Third Quarter	$11.96	$8.92
Fourth Quarter	$13.29	$9.95

SunOpta Inc.	42	December 31, 2007 – 10-K

At December 31, 2007, the Company has approximately 614 shareholders of record. SunOpta has never paid dividends on its common stock and does not anticipate paying dividends for the foreseeable future. The receipt of cash dividends by United States shareholders from a Canadian corporation, such as SunOpta, may be subject to Canadian withholding tax.

Issuance of securities and use of proceeds

Equity Offering in 2007

On February 13, 2007 the Company closed a public offering and raised gross proceeds of approximately $53,820,000, including an over allotment option, and before deducting underwriters’ commissions and other expenses. The offering including the over allotment was for 5,175,000 common shares at a price of $10.40 per share. The Company incurred share issuance costs of $1,938,000, net of a $920,000 tax benefit, for net proceeds of $51,882,000.

The offering was completed through a syndicate of underwriters led by Canaccord Adams Inc. in the United States and Canaccord Capital Corporation in Canada and including in Canada, BMO Nesbitt Burns Inc., National Bank Financial Inc., Desjardins Securities Inc. and Octagon Capital Corporation.

Options and warrants exercised during the year

During the year ended December 31, 2007, employees and directors exercised 570,455 (2006 – 844,105) common share options and an equal number of common shares were issued for net proceeds of $2,639,000 (2006 - $3,842,000).

In conjunction with the issuance of preferred shares in SunOpta BioProcess to a group of private investors that was announced on June 11, 2007, the Company issued warrants to purchase 648,300 common shares of the Company at an exercise price of $11.57 per share. As of December 31, 2007, all 648,300 warrants have been exercised for proceeds of $7,501,000.

Use of Proceeds

The funds raised as a result of the equity offering and through the exercise of warrants and employee stock were used for general business purposes including the reduction of bank indebtedness, working capital requirements, internal expansion projects and for future acquisitions.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the five year cumulative shareholder return on the common shares of the Company to the cumulative total return of the S&P/TSE Composite and the NASDAQ Industrial Indices for the period which commenced December 31, 2002.

SunOpta Inc.	43	December 31, 2007 – 10-K

	2003	2004	2005	2006	2007
Nasdaq Industrial Index	$100.00	$77.79	$56.99	$95.34	$144.64
S&P/TSX Composite Inde	$100.00	$115.84	$115.98	$130.35	$135.85
SunOpta Inc.	$100.00	$112.48	$137.12	$157.02	$168.27

Assumes that $100.00 was invested in common shares of the Company and in each Index on December 31, 2002

Item 6. Selected Financial Data

The following information has been summarized from the Company’s 2007 Consolidated Financial Statements.

Summary (expressed in thousands of U.S. dollars, except per share amounts)

	2007	2006	2005	2004	2003
Revenues	804,494	598,026	426,101	306,251	199,099
Net earnings	407	10,959	13,558	11,016	8,966
Total assets	564,540	404,730	302,863	220,172	173,756
Long-term debt (including current portion)	98,714	77,827	59,056	35,822	25,036
Other long-term liabilities (including current
portion)	4,579	5,343	1,195	2,780	2,331
Basic earnings per share	$0.01	$0.19	$0.24	$0.20	$0.19
Diluted earnings per share	$0.01	$0.19	$0.24	$0.20	$0.18
Cash dividends	-	-	-	-	-

Exchange rates

Period end	0.9913	1.1654	1.1630	1.2020	1.2965
Average rate	1.0740	1.1344	1.2114	1.3013	1.5703

SunOpta Inc.	44	December 31, 2007 – 10-K

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

The Company’s 2007 Consolidated Financial Statements include the results of the organization’s three principal operating groups: the SunOpta Food Group accounting for 90.4% of 2007 revenues, produces, packages, markets and distributes a wide range of natural, organic and specialty foods and natural health products with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food and natural health products; Opta Minerals representing 9.4% of 2007 revenues, is a vertically integrated provider of custom process solutions and industrial minerals products for use primarily in the steel, loose abrasive cleaning, roof shingle granules and municipal water filtration industries; and SunOpta BioProcess accounting for less than 1% of 2007 revenues which markets proprietary processing technology with significant licensing and applications potential in the bio fuel, food processing and pulping industries. All operating groups are growth oriented, ethical businesses, focused on environmental responsibility and the health and well being of the communities they serve.

Within the SunOpta Food Group, the Grains and Foods Group specializes in bringing a number of identity preserved, non-genetically modified (non-GMO) and organic grains and related agronomic services to market with a core focus in soy, corn and sunflower. The Grains and Food Group also includes an aseptic and refrigerated packaging products business focused on the production of soymilk and other alternative beverage products and a healthy convenience foods business focused on the roasting and packaging of soy, corn and sunflower products. The SunOpta Ingredients Group specializes in the processing of specialty oat and soy fibers and a number of technical and functional food ingredients, with a focus on non-GMO, natural, functional and organic offerings. The SunOpta Fruit Group specializes in the supply of frozen organic and natural fruit-based ingredients and packaged products to the private label, food service and industrial markets, the sourcing and supply of organic fruits and vegetables from worldwide growers and a healthy convenience foods business specializing in private label and branded dried apple based fruit products. Finally, the SunOpta Distribution Group specializes in the distribution of natural, organic, kosher, and specialty foods and natural health products, primarily in Canada.

The Management’s Discussion and Analysis (“MD&A”), detailed below, is presented in five parts, Critical Accounting Estimates, Results of Operations for 2007 versus 2006 and 2006 versus 2005, Recent Accounting Developments, Liquidity and Capital Resources, Business and Financial Outlook and Risks and Uncertainties. This MD&A should be read in conjunction with the December 31, 2007 Consolidated Financial Statements and accompanying notes.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require judgment on the part of management and are based on the Company’s historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as the business of the Company and the business environment generally changes. The use of estimates is pervasive throughout the Company’s financial statements. The following are the accounting estimates which management believes to be most important to the business of the Company.

Revenue recognition

The Company recognizes revenue at the time of delivery of the product or service and when all of the following have occurred: a sales agreement is in place, price is fixed or determinable, and collection is reasonably assured. In the SunOpta BioProcess segment, the percentage of completion method is used to account for significant contracts when related costs can be reasonably estimated. The amounts of revenue and profit recognized each year are based on the ratio of hours incurred to the total expected hours. Costs incurred on long-term contracts include labor, material, other direct costs and overheads. Losses, if any, on long-term contracts are recognized during the period they are determined.

SunOpta Inc.	45	December 31, 2007 – 10-K

Accounts receivable

The Company’s accounts receivable primarily includes amounts due from its customers. The carrying value of each account is carefully monitored with a view to assessing the likelihood of collection. An allowance for doubtful accounts is provided for as an estimate of losses that could result from customers defaulting on their obligation to the Company. In assessing the amount of reserve required, a number of factors are considered including the age of the account, the credit worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions. Because the amount of the reserve is an estimate, the actual amount collected could differ from the carrying value of the amount receivable. Note 4 of the 2007 Consolidated Financial Statements provides an analysis of the changes in the allowance for doubtful accounts.

Inventory

Inventory is the Company’s largest current asset. The Company’s inventory consists primarily of raw materials and finished goods held for sale. Inventories are valued at the lower of cost, valued on a weighted average cost basis, or estimate net realizable value except certain grain inventories that are carried at market value. Depending on market conditions, the actual amount received on sale could differ from management’s estimate of market. Note 5 of the 2007 Consolidated Financial Statements provides an analysis of the movements in the inventory reserve.

Prepaid and other current assets

Prepaid and other current assets include amounts paid in cash and recorded as a current asset prior to consumption by the Company. The balance also includes advances to growers required to secure future delivery of product (net of provisions). An allowance against realizing these advances is recorded when it is determined that the Company will not recover the advances, due to default on scheduled repayment terms, or general economic or market conditions.

Impairment testing of goodwill

With the implementation of Statement of Financial Accounting Standard (“SFAS”) No. 142 in 2002, goodwill and intangible assets with an indefinite life are no longer amortized, but instead are tested at least annually for impairment. Any impairment loss is recognized in income.

In accordance with SFAS No.142, the Company evaluates goodwill for impairment on a reporting unit basis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. To evaluate goodwill, the fair value of each reporting unit is compared to its carrying value. Where the carrying value is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any of the remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying value of that goodwill to determine whether an impairment loss exists.

The Company measures the fair value of reporting units using discounted future cash flows. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. The long-term growth assumptions incorporated into the discounted cash flow calculation reflect the Company’s long-term view of the market and the discount rate is based on our weighted average cost of capital. These assumptions are subject to change and are also impacted by the Company’s ability to achieve its forecasts. Each year the Company re-evaluates the assumptions used to reflect changes in the business environment. Based on the evaluation performed this year, it was determined that the carrying value of the Berry Operations in the SunOpta Fruit Group exceeded its fair value. As a result, the Company recorded an impairment charge of $996,000 to the Consolidated Statement of Earnings.

In 2005 the Company impaired goodwill and a trademark in the amount of $185,000 primarily due to the exit of certain businesses.

SunOpta Inc.	46	December 31, 2007 – 10-K

Intangible assets

Intangible assets consist principally of customer relationships, grower relationships, patents and trademarks and licences, distribution agreements and acquired workforce that generally arise from acquisitions. Customer relationships, trademarks and other finite intangibles are amortized on a straight-line basis for the period over which we expect to receive economic benefits.

Purchase price allocation

Business acquisitions are accounted for by the purchase method of accounting. Under this method, the purchase price is allocated to the assets acquired and the liabilities assumed based on the fair value at the time of the acquisition. Any excess purchase price over the fair value of identifiable assets and liabilities acquired is recorded as goodwill. The assumptions and estimates with respect to determining the fair value of intangible assets acquired generally requires the most judgment, and include estimates of future profitability, and/or customer and supplier based attrition, income tax rates and discount rates. Changes in any of the assumptions or estimates used in determining the fair value of acquired assets and liabilities could impact the amounts assigned to assets, liabilities, and goodwill in the purchase price allocation. Future net earnings can be affected as a result of changes in these estimates resulting in an asset or goodwill impairment.

Accrued expenses and other assets

The Company is constantly required to make estimates of future payments that will be made and received which relate to current and future accounting periods. These estimates cover items such as accrued but unpaid wages and bonuses, estimates of taxes and estimates of amounts payable or receivable under legal suits. In establishing appropriate accruals and receivable balances, management must make judgements regarding the amount of the disbursement or receipts that will ultimately be incurred or received. In making such assessments, management uses historical experience as well as any other special circumstances surrounding a particular item. The actual amount paid or received could differ from management’s estimate.

Income taxes

The Company is liable for income taxes in the United States, Canada, and other jurisdictions where the Company has conducted business. In making an estimate of its income tax liability the Company must first make an assessment of which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on the Company’s balance sheet. The Company also makes an estimate on the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. This judgment is based on forecasted results in the jurisdiction and certain tax planning strategies and as a result actual results may differ from forecasts. Management assesses the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied to, the number of years based on management’s estimate it will take to use the tax assets and any other special circumstances. If different judgements had been used, the Company’s income tax liability could have been different from the amount recorded. In addition, the taxing authorities of those jurisdictions upon audit may not agree with the Company’s assessment. Note 13 of the 2007 Consolidated Financial Statements provides an analysis of the changes in the valuation allowance and the components of the Company’s deferred tax assets.

SunOpta Inc.	47	December 31, 2007 – 10-K

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company recorded a $100,000 increase to the income tax provision and opening retained earnings in connection with the Company’s adoption of FIN 48 on January 1, 2007. As of December 31, 2007 and January 1, 2007, the Company had total unrecognized tax benefits (including interest and penalties) of $nil for potential foreign exchange gains on certain investments. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company’s accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Stock Compensation

The Company maintains several stock option plans under which incentive stock options may be granted to employees and non-employee directors. Prior to 2006, the Company had adopted the fair value measurement provisions of SFAS No. 123 which required the note disclosure of the company’s earnings as if stock compensation was recorded. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Stock Based Compensation, using the modified prospective transition method which requires the Company to record Stock Based Compensation expenses within the Statement of Earnings. As required by the standard, the Company presents the pro-forma note disclosure for Stock Based Compensation for 2005 in note 1 of the 2007 Consolidated Financial Statements.

Results of Operations

2007 Operations Compared With 2006 Operations Consolidated

	Dec 31, 2007	Dec 31, 2006	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	727,290,000	530,453,000	196,837,000	37.1%
Opta Minerals	75,365,000	64,261,000	11,104,000	17.3%
SunOpta BioProcess & Corporate	1,839,000	3,312,000	(1,473,000)	(44.5%	)
Total Revenue	804,494,000	598,026,000	206,468,000	34.5%

Segment Operating Income
SunOpta Food Group	12,348,000	23,007,000	(10,659,000)	(46.3%	)
Opta Minerals	6,668,000	6,876,000	(208,000)	(3.0%	)
SunOpta BioProcess & Corporate	(13,354,000)	(6,585,000)	(6,769,000)	(102.8%	)
Total Segment Operating Income	5,662,000	23,298,000	(17,636,000)	(75.7%	)
Segment operating income %	0.7%	3.9%		(3.2%	)
Other expense	1,187,000	1,147,000	(40,000)	(3.5%	)
Dilution Gain	693,000	-	693,000	n/m
Goodwill impairment	996,000	-	996,000	n/m
Interest Expense	8,823,000	7,021,000	1,802,000	25.7%
(Recovery of) Provision for income taxes	(6,101,000)	3,129,000	(9,230,000)	(295.0%	)
Minority Interest	1,043,000	1,042,000	1,000	0.1%
Net earnings	407,000	10,959,000	(10,552,000)	(96.3%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net”)

SunOpta Inc.	48	December 31, 2007 – 10-K

Revenues for the year increased by 34.5% to $804,494,000 based on consolidated internal growth of 18.2% and acquisition revenues of $82,346,000. Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year. Revenue growth continues to be driven by the SunOpta Food Group which realized internal revenue growth of 21.2% in 2007.

Operating income decreased to $5,662,000, representing a decrease of 75.7% versus fiscal 2006. Included in the results of the Food Group is a decline in operating income within the Fruit Group of $24,083,000, primarily related to reduced margins due to increased commodity, processing and administrative costs within the Fruit Group’s Berry Operations. Operating income was also negatively impacted by a provision for a significant receivable relating to a contract dispute within SunOpta BioProcess of $3,342,000, as well as increased audit and other professional fees associated with the completion of the year end audit and also the restatement of previously issued 2007 quarterly financial statements.

See additional disclosure related to the inventory adjustments, including a discussion of the impact on previously issued quarterly results in the “SunOpta Fruit Group” discussion below.

The aforementioned shortfalls in the Fruit Group’s Berry Operations and SunOpta BioProcess were offset by the continued strength in the balance of the Food Group operations. The Grains and Food Group realized a 156.2% increase in operating income, driven by strong demand for natural and organic grains and grain based ingredients and packaged products, combined with the turnaround in the group’s sunflower business. The Distribution Group realized strong growth in operating income as a result of continued internal growth and the impact of acquisitions and efficiency gains. The Ingredients Group also realized improved operating income as a result of increased volumes and improved operating efficiencies. Note that segmented operating income reflects an increase in allocated costs from Corporate to the SunOpta Food Group of $5,122,000 for increased information technology and corporate services as well as back office functions provided to divisions using the Oracle ERP system. Further details on revenue and operating income, including the impact of the corporate cost allocations are provided by operating group below.

Interest expense increased by 25.7% to $8,823,000 for 2007 due to increased average long-term debt outstanding and operating lines of approximately $35,000,000. The increase in debt is primarily related to acquisitions completed during the last quarter in 2006, and in 2007, as well as to finance increased working capital within certain operating groups.

Other expense of $1,187,000 relates to certain legal fees and restructuring costs incurred during the first half of 2007 mainly relating to the consolidation of warehouses within the Distribution Group and the write-off of certain legal claims where collectability has become less certain. Other expense in 2006 relates primarily to a frozen product recall issue within the Fruit Group for $822,000 and $325,000 relating to legal settlements and the write off of certain acquisition costs. For further details see note 19 of the 2007 Consolidated Financial Statements.

The dilution gain of $693,000 is a result of a dilution in the Company’s ownership in Opta Minerals due to common shares issued by Opta Minerals in conjunction with the acquisition of Newco.

Based on the Company’s annual test for impairment, it was determined that the carrying value of goodwill in a reporting unit within the Berry Operations exceeded its fair value, leading to a $996,000 goodwill impairment charge.

The income tax recovery in 2007 was $6,101,000. The effective income tax rate for 2006 was 20.7% . The income tax recovery is reflective of a decrease in earnings before income tax and the impact of fixed tax benefits the Company realized as a result of certain financing structures used for tax planning as well as certain timing differences that will reverse in the coming years.

Minority interest in 2007 was $1,043,000 compared to $1,042,000 in 2006, reflecting the minority interest component of Opta Minerals as the Company owned approximately 66.6% at the end of 2007. For 2006, the minority interest of $1,042,000 was related to the 70.4% owned by the Company. The decrease in percentage ownership resulted from common shares issued as a result of the Newco acquisition in July 2007.

Net earnings for the year decreased by 96.3% for the reasons described in the preceding paragraphs. Basic and diluted earnings per share are $0.01 in 2007 as compared to $0.19 for 2006.

SunOpta Inc.	49	December 31, 2007 – 10-K

Segmented Operations Information

SunOpta Food Group for the Year Ended:

	Dec 31, 2007	Dec 31, 2006	Change	Change
	$	$	$	%
SunOpta Food Group Revenue
SunOpta Grains and Foods	246,392,000	185,646,000	60,746,000	32.7%
SunOpta Ingredients	74,704,000	66,465,000	8,239,000	12.4%
SunOpta Fruit	186,684,000	142,817,000	43,867,000	30.7%
SunOpta Distribution	219,510,000	135,525,000	83,985,000	62.0%
Total SunOpta Food Group Revenue	727,290,000	530,453,000	196,837,000	37.1%

SunOpta Food Group Operating Segment Income (Loss)
SunOpta Grains and Foods	14,993,000	5,852,000	9,141,000	156.2%
SunOpta Ingredients	6,008,000	5,293,000	715,000	13.5%
SunOpta Fruit	(17,682,000)	6,401,000	(24,083,000)	(376.2%	)
SunOpta Distribution	9,029,000	5,461,000	3,568,000	65.3%
Total SunOpta Food Group Segment Operating Income	12,348,000	23,007,000	(10,659,000)	(46.3%	)
SunOpta Food Group Segment Operating Income %	1.7%	4.3%

(Segment Operating Income (Loss) is defined as “Earnings (Loss) before the following” excluding the impact of “Other expense, net”. Segment operating income % is calculated as segment operating income divided by segment revenues.)

The SunOpta Food Group contributed $727,290,000 or 90.4% of total Company consolidated revenues in 2007 versus 88.7% in 2006. Internal growth within the Food Group was 21.2% in 2007 (18.4% in 2006), calculated on a consistent basis, including internal growth of acquired businesses from the date of acquisition as compared to the same period in the previous year. The revenue increase of 37.1% within the SunOpta Food Group reflects strong results associated with strong demand for soybean, corn and sunflower based products and packaged soymilk sales within the Grains and Foods Group, increased volume and efficiencies in the Ingredients Group, internal revenue growth and acquisition growth within the Fruit Group, as well as strong sales from the Distribution Group due to increased demand for natural and organic foods and natural health products and the impact of acquisitions.

Gross profit in the Food Group increased by $26,592,000 in 2007 to $111,476,000 or 15.3% of revenues as compared to $84,884,000 or 16.0% of revenues in 2006. Included in this increase are reduced margins of $15,845,000 in the Fruit Group which is primarily a function of the Berry Operations acquiring significant amounts of inventory during a period of rising commodity prices and increased processing costs. Selling prices were not updated in a timely manner to adequately pass these increased commodity costs on to our customers, which ultimately had a negative impact on gross profit. Excluding the negative impact of the Berry Operations, margins have generally improved in the various other operating groups due to favourable market conditions, capacity utilization and cost reduction initiatives.

Segment operating income in the SunOpta Food Group decreased by 46.3% to $12,348,000 from $23,007,000 including the impact of $5,122,000 in higher corporate costs allocations. The decrease in segment operating income is mainly due to the reduced gross profit noted above within the Fruit Group. Offsetting the Fruit Group decline were improved operating results of $9,141,000 within the Grains and Foods Group due to strong demand for organic grains and grains based ingredients and packaged soymilk as well as the turn around in the sunflower business. The Ingredients Group contributed $715,000 in higher segment operating income as demand for oat and soy fiber products continued to grow and plant efficiencies were realized. The Distribution Group improved segment operating income by $3,568,000 due to strong demand for natural and organic foods and natural health product and acquisitions completed in 2006 and 2007. Refer to the individual segments within the Food Group for further detailed commentary related to 2007 results and 2008 outlook.

SunOpta Inc.	50	December 31, 2007 – 10-K

SunOpta Grains and Foods Group

	Dec 31, 2007	Dec 31, 2006	Change	Change
	$	$	$	%
Revenue	246,392,000	185,646,000	60,746,000	32.7%
Gross Margin	30,377,000	17,754,000	12,623,000	71.1%
Gross Margin %	12.3%	9.6%		2.7%

Segment Operating Income	14,993,000	5,852,000	9,141,000	156.2%
Segment Operating Income %	6.1%	3.2%		2.9%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”. Segment Operating Income % is calculated as segment operating income divided by segment revenues.)

The SunOpta Grains and Foods Group contributed $246,392,000 in revenues in 2007 versus $185,646,000 in 2006, a 32.7% increase. This increase was attributed entirely to internal growth driven in part by a rise in commodity prices on soy, corn and sunflower products. The group realized significant increases in revenues related to higher demand and prices for non-GMO and organic grains and grains based food ingredients, including organic oils, sweeteners and dairy products totalling $26,486,000. The group also realized increases of $21,815,000 in aseptic and extended shelf life soy beverage sales due to growth in volumes from existing contracts with major resellers and retailers. The sunflower based businesses were $11,755,000 higher than last year due to increased demand for in-shell and bakery kernel sunflower products. The roasted products snack food business also had increases of $690,000 versus the prior year.

Gross margin in the SunOpta Grains and Foods Group increased by $12,623,000 in 2007 as compared to 2006 and the margin rate increased to 12.3% in 2007. In 2006, the group incurred gross margin losses in its sunflower business of approximately $1,646,000 as a result of an inventory write-down and processing issues related to a poor crop. Price increases and plant efficiencies, together with a strong rebound in crop quality have led to a $6,787,000 improvement in sunflower gross margins. Excluding sunflower operations, gross margins improved by $5,836,000 due mainly to increased volumes, favorable inventory positions in rising commodity markets and operating efficiencies within the group’s grain business and the soymilk packaging operations.

Segment operating income increased by $9,141,000 or 156.2% as a result of higher gross margins in core businesses and a reduction in foreign exchange losses of $206,000 related to forward contracts within the sunflower business for sales realized in Euros. Offsetting these improvements were higher corporate cost allocations of $1,981,000, and increased selling, general and administrative expenses (SG&A) of $1,032,000. The increase in SG&A was attributed to higher variable selling costs directly related to increased sales volumes, increased headcount in support of business growth, bonuses, and higher self-insurance health costs. The remaining unfavourable variance of $675,000 relates to a bad debt allowance related to a specific customer.

Looking forward, we expect a solid year of performance in 2008 with increased revenues and segment income from all businesses within the SunOpta Grains and Foods Group. We will be expanding our capacity to manufacture aseptic and extended shelf life (“ESL”) soy beverages including the addition of a west Coast facility and intend on focusing on growing our IP soy bean business, increasing revenues from organic feed and increasing our participation in the specialty oils markets. The Company’s long term expectation for this group is to maintain a segment operating margin of 6% to 8% which is based on the ability to secure consistent quantity and quality grains and sunflower stocks, improved product mix, facility utilization and cost control.

SunOpta Inc.	51	December 31, 2007 – 10-K

SunOpta Ingredients Group

	Dec 31, 2007	Dec 31, 2006	Change	Change
	$	$	$	%
Revenue	74,704,000	66,465,000	8,239,000	12.4%
Gross Margin	14,395,000	11,485,000	2,910,000	25.3%
Gross Margin %	19.3%	17.3%		2.0%

Segment Operating Income	6,008,000	5,293,000	715,000	13.5%
Segment Operating Income %	8.0%	8.0%		0.0%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”. Segment Operating Income % is calculated as segment operating income divided by segment revenues.)

The SunOpta Ingredients Group contributed revenues of $74,704,000 in 2007 as compared to $66,465,000 in 2006, a 12.4% increase. The increase is attributable to higher sales of oat and soy fiber of $5,825,000, higher dairy blending and ingredient volumes and prices of $5,485,000, higher volumes of contract manufacturing (excluding specialty soluble fiber of $1,559,000), and increased technical processing of starch, molasses, and other ingredient products of $319,000. These improvements were offset by a decrease in revenues of $3,483,000 due to the lost volume of a specialty soluble fiber manufacturing contract which was announced in 2006 and lower volumes of contract ingredient blending of $1,466,000.

Gross margins in the SunOpta Ingredients Group increased by $2,910,000 and the margin rate increased from 17.3% to 19.3% of revenue. The increase in margin is attributable to increased volumes of oat and soy fiber product lines generating incremental margin of $2,160,000 and increased volumes and improved plant efficiencies related to our dairy blending products generating incremental margin of $1,354,000. As well, new intercompany pricing on soy and rice milk improved margins by $887,000 (these are eliminated on consolidation but included to better describe the performance of this segment). These were offset by decreased volumes related to technical processing of ingredients by $804,000 and lower specialty soluble fiber product contribution of $327,000. The remaining decrease of $360,000 of margin was attributed to a net decrease in volumes related to specialty processing of tea and other products.

The increase in segment operating income of $715,000 to $6,008,000 reflects the increase in gross margins noted above offset by an increase in SG&A costs of $1,395,000 due to the increased headcount that was necessary to drive operational efficiency improvements realized on the gross margin line, as well as higher corporate cost allocations of $800,000.

The SunOpta Ingredients Group will continue to focus on growing its fiber portfolio and customer base moving forward. Recent and planned price increases are expected to improve margins with our various fiber, ingredient and contract manufacturing solutions. The Ingredients Group expects to continue to expand capacity through capital investment projects and/or acquisition. The Ingredients Group continues to focus on product innovation and development of both soluble and non-soluble fiber applications as well as contract manufacturing where acceptable margins can be realized. The Ingredients Group’s objective is to grow segment operating income percentage to 12% to 15% of revenues through selective pricing strategies, growth of higher margin products, increased capacity utilization and cost reduction programs.

SunOpta Fruit Group

	Dec 31, 2007		Dec 31, 2006	Change	Change
	$		$	$	%
Revenue	186,684,000		142,817,000	43,867,000	30.7%
Gross Margin	4,292,000		20,137,000	(15,845,000)	(78.7%	)
Gross Margin %	2.3%		14.1%		(11.8%	)

Segment Operating Income (Loss)	(17,682,000)		6,401,000	(24,083,000)	(376.2%	)
Segment Operating Income (Loss) %	(9.5%	)	4.5%		(14.0%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”. Segment Operating Income % is calculated as segment operating income divided by segment revenues.)

SunOpta Inc.	52	December 31, 2007 – 10-K

The SunOpta Fruit Group contributed revenues of $186,684,000 in 2007 as compared to $142,817,000 in 2006, a 30.7% increase or $43,867,000. Internal growth within the group was 20.8% in 2007. Revenue increased by $9,906,000 due to increased volumes of individually quick-frozen (IQF) strawberries and other fruits. Global sourcing operations contributed $11,943,000 of the increase primarily due to gains in bulk organic industrial products and private label retail sales. Also contributing to the improved revenue growth was increased healthy fruit snacks revenue of $8,165,000 due to the roll out of new private label programs and innovative products. The acquisitions of the Mexican operations in May 2007 (Global, Del Rio and BCC) and Hess contributed $9,965,000 to increased revenue. The Fruit Group’s fruit base operations improved by $3,888,000 due to expanded fruit toppings and organic fruit bases sales.

Gross margins in the SunOpta Fruit Group decreased by $15,845,000 in 2007 to $4,292,000 or 2.3% of revenue, as compared to 14.1% of revenues in 2006. The substantial decrease is due to higher inventory and processing costs resulting in lower margins within the Berry Operations, excluding the Mexican acquisition, (“California Berry Operations”) of the Fruit Group and is described in further detail below. Gross margin contributions from other divisions within the Fruit Group increased $1,979,000 as compared to 2006. An increase of $1,226,000 was attributable to the global sourcing operations due to gains in bulk organic industrial ingredients and private label retail sales of fruit based products. The acquisitions of the Mexican operations and Hess provided additional margins of $2,203,000. Margin within the healthy fruit snack operations declined by $1,450,000. This was due to plant inefficiency and other start-up related operational issues associated with the commissioning of the new bar forming equipment. Specifically, included in cost of goods sold is $579,000 related to commissioning costs incurred during trial production on a new equipment line in 2007. Costs to commission the new equipment line were incurred prior to the equipment attaining commercial viability. These installations also impaired the ability to price certain customers until production capacity could consistently respond to customer demand.

Gross margins declined by $17,824,000 within the California Berry Operations. The decline was as a result of an aggressive purchasing strategy which occurred during a time of increasing raw material and input prices. Selling prices were not updated in a timely manner to adequately pass these increased commodity costs on to our customers, which ultimately had a negative impact on gross profit. Margins were further eroded by higher storage costs, increased temporary labor costs and higher overheads, much of which was a direct function of the rise in purchasing volume. Additional operational inefficiencies associated with capital expansion and turnover of key personnel also contributed to the decline in margin. The increase in carrying value and volume of inventory on hand in relation to a market with abundant supply ultimately resulted in provisions being required to reduce the investment in inventory to NRV. These provisions were concentrated mainly in bulk industrial and bi-product inventory. At the time of this report, management is working through the existing inventory and has curtailed purchases in order to reduce on-hand inventory.

Segment operating income in the SunOpta Fruit Group declined by $24,083,000 to a loss of $17,682,000 in 2007. In addition to the margin decreases noted above, SG&A costs increased $7,898,000 from the prior year. Approximately $2,768,000 of the increase was attributed to additional headcount, quality control resources to ensure the quality and safety of our products, travel to support integration activities and advertising and commissioning costs to support new products and programs. Incremental SG&A costs associated with the acquisitions were $2,212,000 and corporate cost allocations increased by $1,003,000. Approximately $1,915,000 of the variance is due to provisions recorded against supplier advances that have defaulted on repayment terms. The losses above were augmented further by incremental foreign exchange losses of $340,000.

The SunOpta Fruit Group will continue to assess all products, customers and markets to identify pricing or cost efficiency opportunities and will work diligently on driving synergies with the recently acquired Tradin operations. The Company has also allocated substantial resources into the Berry Operations in order to address the business and control issues which impacted the group in 2007. The Company believes that it can return Berry Operations to profitable levels, but expects 2008 to be a transition year as it sells through the 2007 inventory which has been written down to NRV and implements key changes in operations and processes. The Company expects to make the necessary adjustments to bring the business to more manageable levels in 2008 before returning to profitable growth in 2009. As part of the turnaround, the Company has hired a new Berry Operations President with significant experience in fruit operations and business turnarounds and replaced senior management in this division. Long term segment operating margins are still targeted at 8% to 10%; however, we expect lower returns in 2008 as we transition Berry Operations back to profitability.

SunOpta Inc.	53	December 31, 2007 – 10-K

SunOpta Distribution Group

	Dec 31, 2007	Dec 31, 2006	Change	Change
	$	$	$	%
Revenue	219,510,000	135,525,000	83,985,000	62.0%
Gross Margin	62,412,000	35,508,000	26,904,000	75.8%
Gross Margin %	28.4%	26.2%		2.2%

Segment Operating Income	9,029,000	5,461,000	3,568,000	65.3%
Segment Operating Income %	4.1%	4.0%		0.1%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”. Segment Operating Income % is calculated as segment operating income divided by segment revenues.)

The SunOpta Distribution Group contributed revenues of $219,510,000 in 2007, an increase of $83,985,000 or 62.0% over the prior year. Internal growth within the group was 13.5% . The acquisitions of Purity Life, Quest Vitamins, Aux Mille et une Saisons and Neo-Nutritionals, Inc. resulted in increases of $69,070,000 over the prior year. In addition, revenues were favourably impacted by an increase in natural and organic grocery sales of $16,194,000 due to strong sales in western Canada and an increase in natural and organic product lines in eastern Canada. These increases were offset by the rationalization of certain produce customers and operations totalling $1,279,000, primarily in eastern Canada and Quebec.

Gross margin in the Distribution Group increased by $26,904,000 in 2007 to $62,412,000 or 28.4% of revenues. As a percentage of revenues, gross margin increased by 2.2% due mainly to higher margins associated with full year results and internal growth for the acquisitions completed in 2006 and 2007 in the amount of $22,085,000, higher margins of $3,600,000 related to the revenue growth and efficiency improvements in natural and organic groceries, very strong margin rates in the western produce business that more than offset the losses due to rationalization within the eastern business for a net increase of $1,219,000.

Combined SG&A and warehousing and distribution costs (W&D) increased by $23,824,000 to $53,876,000 as compared to the previous year. As a percentage of revenues these expenses increased to 24.5% of revenues versus 22.2% in the prior year, primarily due to higher SG&A (offset by higher gross margins) associated with Purity Life’s branded business. Acquisition related SG&A and W&D increases totalled $20,215,000, or 27.6% of increased revenue generated by the acquisitions, reflecting higher marketing and promotion expenses inherent to company-owned product lines. The remaining increase includes the allocation of incremental corporate costs totalling $1,338,000 and other SG&A increases of $2,819,000 primarily related to increases in volume of natural and organic grocery sales; partly offset by costs savings relating to the rationalization of produce customers of $548,000.

The increase in segment operating income of 65.3% to $9,029,000 reflects the noted increase in gross margins offset by increased costs related to W&D and SG&A. The remaining positive variance of $488,000 is attributable to foreign exchange gains realized during the year.

The SunOpta Distribution Group continues to focus on growing its customer base and realizing expected savings and efficiencies from the western Canada warehouse expansion completed in the fourth quarter, further integration of 2006 and 2007 acquisitions, expansion of exclusive brands both domestically and internationally, reduced spoilage and other savings, including operating efficiency improvements expected from the new food distribution enterprise software implemented in western Canada grocery during the third quarter of 2007 and scheduled for continued rollout in 2008. Long term segment operating margins are targeted at 5% of revenues which is expected to be achieved through a combination of pricing, product and efficiency strategies.

SunOpta Inc.	54	December 31, 2007 – 10-K

Opta Minerals

	Dec 31, 2007	Dec 31, 2006	Change	Change
	$	$	$	%
Revenue	75,365,000	64,261,000	11,104,000	17.3%
Gross Margin	17,776,000	15,974,000	1,802,000	11.3%
Gross Margin %	23.6%	24.9%		(1.3%	)

Segment Operating Income	6,668,000	6,876,000	(208,000)	(3.0%	)
Segment Operating Income %	8.8%	10.7%		(1.9%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”. Segment Operating Income % is calculated as segment operating income divided by segment revenues.)

Opta Minerals contributed $75,365,000 or 9.4% of the Company’s consolidated revenues for the year ending December 31, 2007, versus $64,261,000 or 10.7% in 2006. Opta Minerals revenues increased by $3,459,000 due to the acquisition of Newco and the assets of a Quebec based processing facility in 2007. Revenues improved by a further $8,029,000 due to the full year impact of the acquisitions of Magtech and Bimac that occurred in 2006. These increases were offset by net revenue declines in the legacy operations of $384,000. Strong abrasive sales in the U.S. were offset by declines in demand for product in the Canadian foundry and abrasives business and a decline in demand from the US steel industry.

Gross margins were $17,776,000 or 23.6% of revenues in the year ended December 31, 2007 versus $15,974,000 or 24.9% of revenues in the 2006. The increase was mainly attributable to the acquisition of Newco and the full year impact of the 2006 acquisitions, which added $2,284,000 to gross margin. The remaining margin decline of $482,000 in the base business reflects the weakness in foundry and abrasive products in the Canadian operations and a decline in demand for toll processing services to large American steel manufacturers. Price increases and plant efficiencies helped to minimize this decline.

The decrease in segment operating income of $208,000 to $6,668,000 reflects the noted increase in gross margins of $1,802,000, offset by a net increase related to SG&A of $2,010,000. The increase in SG&A is due primarily to incremental SG&A costs of $876,000 added as a result of the acquisitions made in 2006 and 2007, as well as $499,000 in amortization of intangible assets relating to these acquisitions. The remaining net increase of $635,000 is primarily related to a bad debt write-off of $102,000, and the impact of the appreciation of the Canadian dollar versus the U.S. dollar as a significant portion of SG&A costs are denominated in Canadian dollars and general increases in other costs.

The target segment operating margin for Opta Minerals is 10.0% to 12.0% . Opta Minerals expects to realize this range through increased leverage of SG&A costs through further internal and acquisition growth, strategic pricing, new product development and a focus on excess capacity utilization. SunOpta owns approximately 66.6% of Opta Minerals and segment operating income is presented prior to minority interest.

SunOpta BioProcess and Corporate Office

	Dec 31, 2007	Dec 31, 2006	Change	Change
	$	$	$	%
Revenue	1,839,000	3,312,000	(1,473,000)	(44.5%	)
Gross Margin	(1,118,000)	876,000	(1,994,000)	(227.6%	)
Gross Margin %	(60.8% )	26.4%		(87.1%	)

Segment Operating Income (Loss)	(13,354,000)	(6,585,000)	(6,769,000)	(102.8%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”. Segment Operating Income % is calculated as segment operating income divided by segment revenues.)

Revenues were $1,839,000 in 2007 versus $3,312,000 in the same period of 2006. All revenues were generated within SunOpta BioProcess. Revenues during the year were derived from equipment supply and engineering service contracts for the production of cellulosic ethanol.

SunOpta Inc.	55	December 31, 2007 – 10-K

Gross margin in SunOpta BioProcess was negative $1,118,000 in 2007 as compared to positive $876,000 in 2006. The negative margin in the current year reflects the cumulative impact of revisions to the expected costs to complete a key contract, European certification costs in order to comply with European engineering standards, which were not reimbursable, and reserves taken against capitalized project costs due to difficulties in collecting for services and equipment provided to a customer under the terms of an existing equipment supply contract.

Selling, general and administrative expenses relating to SunOpta BioProcess and corporate were $12,536,000 in 2007 as compared to $7,384,000 for the same period in 2006. Approximately $3,341,000 of the increase was due to additional personnel brought on to support increased activity within SunOpta BioProcess and additional corporate personnel as the Company expands its corporate support functions in the areas of shared administrative services, operations, logistics and human resources. Incremental costs of $4,101,000 were incurred primarily related to financing, professional fees and business development activities plus additions to information technology services and additional Oracle consulting fees. Other SG&A increases were approximately $332,000 compared to 2006.

In the fourth quarter of 2007, the Company determined that, due to uncertainty of collection and contractual disputes, it was necessary to record a provision in the amount of $3,342,000, of which $2,640,000 was an SG&A charge, against amounts owing under a contract for a cellulosic ethanol demonstration facility. The Company continues to actively pursue the amounts owing under this contract and the matter has now moved to arbitration with respect to this matter pursuant to the terms of the contract. It has also come to the Company’s attention that based on external information and an internal investigation, the customer’s U.S. affiliate is in violation of a Technical Development Agreement, which delineates the intellectual property of each of the parties. As a result of failed discussions to resolve these issues, SunOpta BioProcess has taken legal action against the customer’s U.S. affiliate to protect its intellectual property and recover costs. This matter is also scheduled for arbitration.

The increases noted above include the negative impact of the strengthening Canadian dollar as a significant portion of corporate and SunOpta BioProcess expenses are incurred in Canadian dollars. Offsetting these increases are additional management fees of $5,262,000 allocated to the operating groups and an increase in foreign exchange gains of $377,000.

SunOpta BioProcess continues to focus on business development and the commercialization of cellulosic ethanol. Interest in cellulosic ethanol continues to increase as many countries become more responsive to environmental concerns and their desire to reduce their dependence on crude oil.

2006 Operations Compared With 2005 Operations

Consolidated

	Dec 31, 2006	Dec 31, 2005	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	530,453,000	386,541,000	143,912,000	37.2%
Opta Minerals	64,261,000	34,659,000	29,602,000	85.4%
SunOpta BioProcess & Corporate	3,312,000	4,901,000	(1,589,000)	(32.4%	)
Total Revenue	598,026,000	426,101,000	171,925,000	40.3%

Segment Operating Income
SunOpta Food Group	23,007,000	16,245,000	6,762,000	41.6%
Opta Minerals	6,876,000	3,808,000	3,068,000	80.6%
SunOpta BioProcess & Corporate	(6,585,000)	(3,505,000)	(3,080,000)	(87.9%	)
Total Segment Operating Income	23,298,000	16,548,000	6,750,000	40.8%
Segment Operating Income %	3.9%	3.9%		0%
Other expense, net	1,147,000	1,969,000	(822,000)	(41.7%	)
Dilution Gain	-	5,540,000	(5,540,000)	(100.0%	)
Interest Expense	7,021,000	3,417,000	3,604,000	105.5%
Provision for income taxes	3,129,000	2,566,000	563,000	21.9%
Minority Interest	1,042,000	578,000	464,000	80.3%
Net earnings	10,959,000	13,558,000	(2,599,000)	(19.2%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”

SunOpta Inc.	56	December 31, 2007 – 10-K

Revenues for the year increased 40.3% to $598,026,000 based on internal growth of 16.1% (2005 – 13.5%) or $83,054,000 and acquisitions of $88,871,000. Internal growth includes growth on base businesses plus growth on acquisitions from the date of acquisition over the previous year. We calculate internal growth by adding the acquired revenue of $88,871,000 to the 2005 base revenue of $426,101,000 and deducting the total from the 2006 revenue of $598,026,000.

Total segment operating income increased to $23,298,000, representing an increase of 40.8% versus fiscal 2005. Growth in operating income was consistent with revenue growth. The Food Group results included a loss of $3,948,000 relating to the sunflower business (primarily related to inventory write-downs and high processing costs due to poor 2005 sunflower crop) and a frozen product recall issue for costs of $779,000, resulting in a total of $4,727,000 at the operating income level.

Interest expense increased in 2006 due to increased debt including operating lines of approximately $38,635,000, primarily related to acquisitions (including debt assumed) and other growth initiatives and a combination of increased interest rates due to increases in base rates such as London Interbank Offered Rate (“LIBOR”) and increases in the Company’s rate premium over LIBOR with its lenders. The Company’s long term debt to equity ratio was 0.44:1:00, below the Company’s long term target. Bank indebtedness was approximately 32.1% of eligible accounts receivable and inventory which it finances.

Other expense includes additional costs related to the recall of $822,000 related to direct expenses incurred by SunOpta and by the Fruit Group’s key customer affected by this issue. It also includes costs of $325,000 related to the settlement of a legal matter and the write off of certain acquisition costs related to an uncompleted acquisition. The 2005 other income is offset by expense related to write-downs of certain assets and other onetime items, including a write-down related to certain legal costs relating to a lawsuit awarded in a prior year. For further details see note 17 and note 14 (a) of the 2006 Consolidated Financial Statements.

In 2005 the Company recorded a dilution gain of $5,540,000 relating to the initial public offering (“IPO”) of Opta Minerals.

The 2006 tax rate was 20.7% and reflects the benefit of certain tax strategies. The income tax rate for 2005 was 15.4% recognizing the fact that the dilution gain on the IPO was not taxable. With the exception of the dilution gain the rate in 2005 would have been approximately 29.2% .

Minority interest in 2006 was $1,042,000 as compared to $578,000 in 2005, reflecting the minority interest component of Opta Minerals as the Company owned approximately 70.4% of this business during 2006. For 2005 the minority interest of $472,000 was related to Opta Minerals and $106,000 was due to the 49.1% minority interest of Organic Ingredients prior to SunOpta acquiring the balance of this company in April 2005.

Net earnings for the year decreased by 19.2% due to the factors noted above, with further details provided below for each operating group. Basic and diluted earnings per share were $0.19 in 2006 as compared to $0.24 for 2005. Earnings per share in 2005 includes $0.08 per share related to the dilution gain as noted above.

SunOpta Inc.	57	December 31, 2007 – 10-K

Segmented Operations Information

SunOpta Food Group for the Year Ended:

	Dec 31, 2006	Dec 31, 2005	Change	Change
	$	$	$	%
SunOpta Food Group Revenue
SunOpta Grains & Foods	185,646,000	148,084,000	37,562,000	25.4%
SunOpta Ingredients	66,465,000	63,953,000	2,512,000	3.9%
SunOpta Fruit	142,817,000	74,628,000	68,189,000	91.4%
SunOpta Distribution	135,525,000	99,876,000	35,649,000	35.7%
Total SunOpta Food Group Revenue	530,453,000	386,541,000	143,912,000	37.2%

SunOpta Food Group Operating Segment Income
SunOpta Grains & Foods	5,852,000	8,005,000	(2,153,000)	(26.9%	)
SunOpta Ingredients	5,293,000	3,784,000	1,509,000	39.9%
SunOpta Fruit	6,401,000	3,165,000	3,236,000	102.2%
SunOpta Distribution	5,461,000	1,291,000	4,170,000	323.0%
Total SunOpta Food Group Segment Operating Income	23,007,000	16,245,000	6,762,000	41.6%
SunOpta Food Group Segment Margin %	4.3%	4.2%		0.1%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”. Segment Operating Income % is calculated as segment operating income divided by segment revenues.)

The Food Group contributed $530,453,000 or 88.7% of the Company’s total consolidated 2006 revenues versus $386,541,000 or 90.7% in 2005. Internal growth within the Food Group was 18.4% in 2006 (2005 - 13.2%), calculated on a consistent basis, including revenues of acquired businesses integrated from the date of acquisition compared to the same period in the previous year.

Gross profit in the Food Group increased by $21,770,000 in 2006 to $84,884,000 or 16.0% of revenues as compared to $63,114,000 or 16.3% of revenues in 2005. During the year, the Food Group had two significant events effecting gross margin. First, the Food Group incurred gross margin losses in the sunflower business of $1,646,000 due primarily to inventory writedowns and processing losses related to sunflower product. Second, the Company recorded a provision for inventory rework that was produced at the time of a recall within the Fruit Group for approximately $779,000. With the exception of the two items noted above, margins generally improved in the various operating groups, due to better product mix, selective pricing and better overall capacity utilization.

Selling, general and administrative expenses increased to $45,435,000 or 8.6% of revenues in 2006 from $33,717,000 or 8.7% of revenues in 2005. This increase was due primarily to acquisitions.

Warehousing and distribution costs increased by $2,659,000 to $16,114,000 in 2006 as compared to $13,455,000 in 2005. The increase was due to internal growth and acquisitions completed within the Distribution Group in 2005 and 2006 and further discussed in the Distribution Group section of this MD&A. Warehousing and distribution expenses related to manufacturing operations are included within cost of sales.

The Food Group recorded a foreign exchange loss for the year of $328,000 as compared to a gain of $303,000 in 2005. The loss was primarily due to mark to market contracts to hedge the Euro for specific sales within the Grains and Foods Group.

Resulting operating earnings within the Food Group were $23,007,000 in 2006 as compared to $16,245,000 in 2005, a 41.6% increase. Segment margin was 4.3% as compared to 4.2% in 2005. With the exception of the Grains and Foods Group due to the sunflower issues noted above, all other groups increased their segment margin percentage in 2006 as compared to 2005. See the individual segments within the Food Group detailed below for further commentary related to 2006.

SunOpta Inc.	58	December 31, 2007 – 10-K

SunOpta Grains & Foods Group

	Dec 31, 2006	Dec 31, 2005	Change	Change
	$	$	$	%
Revenue	185,646,000	148,084,000	37,562,000	25.4%
Gross Margin	17,754,000	16,418,000	1,336,000	8.1%
Gross Margin %	9.6%	11.1%		(1.5%	)

Segment Operating Income	5,852,000	8,005,000	(2,153,000)	(26.9%	)
Segment Margin %	3.2%	5.4%		(2.2%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”. Segment Operating Income % is calculated as segment operating income divided by segment revenues.)

The Grains and Foods Group contributed $185,646,000 in revenues in 2006 versus $148,084,000 in 2005, a 25.4% increase. Internal growth for the year was 22.9% with the remaining increase coming from the acquisition of Earthwise Processors (“Earthwise”) in the second quarter of 2005. The group realized increases of $19,281,000 in aseptic and extended shelf life product sales due to new contracts awarded in 2006 with major retailers. The group also had increased revenues in its grain and sunflower based businesses of $18,002,000. Approximately $7,447,000 of this increase was due to the full year impact of the Earthwise acquisition including internal growth within the Earthwise business, $6,935,000 primarily from organic feed products and specialty and commodity based grains and $3,620,000 from increased sales of food ingredients, including organic oils, sweeteners and dairy products. The roasted products snack food business also had increases of $279,000 versus the prior year.

Gross margin in the Grains and Foods Group increased by $1,336,000 in 2006 as compared to 2005; however, the margin rate fell 1.5% to 9.6% in 2006. During the year, the group incurred sunflower inventory writedowns and processing issues related to a poor 2005 sunflower crop and had a gross margin loss of approximately $1,646,000 as compared to $3,577,000 gross margin in 2005. The increase of $6,557,000 in gross margins, excluding the variance within sunflower, were due to increased volumes and efficiencies and cost savings with the group’s aseptic packaging operation, offset by slightly lower margin rates in the Company’s grain business due primarily to product mix and higher maintenance and utility costs.

SG&A increased to $11,564,000 or 6.2% of revenues as compared to $8,682,000 or 5.9% or revenues in 2005. The increase was due primarily to the acquisition of Earthwise, increased personnel due to internal growth and an increase in bad debt provisions.

Foreign exchange losses of $338,000 compared to gains of $269,000 in 2005 and were due to forward contracts within the sunflower business for sales realized in Euros. These transactions are marked to market at the end of each reporting period.

The decrease in operating income was due to the factors noted above.

SunOpta Ingredients Group

	Dec 31, 2006	Dec 31, 2005	Change	Change
	$	$	$	%
Revenue	66,465,000	63,953,000	2,512,000	3.9%
Gross Margin	11,485,000	11,150,000	335,000	3.0%
Gross Margin %	17.3%	17.4%		(0.1%	)

Segment Operating Income	5,293,000	3,784,000	1,509,000	39.9%
Segment Margin %	8.0%	5.9%		2.1%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”. Segment Operating Income % is calculated as segment operating income divided by segment revenues.)

SunOpta Inc.	59	December 31, 2007 – 10-K

The Ingredients Group contributed revenues of $66,465,000 in 2006 as compared to $63,953,000 in 2005, a 3.9% increase. The increase was attributable to an increase in fiber revenues of $6,954,000 due to success of a soy fiber launched in the second quarter and a resurgence in demand for oat fiber after the decline that affected the group in 2005 following a the dramatic fall-off in the popularity of the Atkins Diet. The group also realized increased sales of acid whey which was launched in the fourth quarter of 2005 of $1,691,000 and increases in contract manufacturing of $821,000. The largest decline during the year was $3,842,000 due to the loss of a significant contract manufacturing customer. Other net declines of $3,118,000 in revenues were realized primarily as a result of reduced dairy and other ingredient blends.

Gross margin in the Ingredients Group increased by $335,000 and margin percentage was essentially unchanged from 2005. Margins were positively impacted by $295,000 due to increased volumes of fiber and bran products and improved plant utilization. This included approximately $700,000 in additional costs resulting from unscheduled down time from manufacturing disruptions and utility interruptions. Margins also declined $1,328,000 due to the loss of a contract manufacturing customer, offset by $1,368,000 in margin improvements on all other products.

Selling, general and administrative expenses decreased to $6,191,000 in 2006 versus $7,377,000 in 2005. The decrease was due to reduced headcount and improved focus on discretionary spending.

The Ingredients Group had a foreign exchange loss in 2006 of $1,000 compared to a gain in 2005 of $11,000.

Operating income was $5,293,000, or 8% of revenues, an increase of $1,509,000 due to the factors noted above.

SunOpta Fruit Group

	Dec 31, 2006	Dec 31, 2005	Change	Change
	$	$	$	%
Revenue	142,817,000	74,628,000	68,189,000	91.4%
Gross Margin	20,137,000	10,431,000	9,706,000	93.0%
Gross Margin %	14.1%	14.0%		0.1%

Segment Operating Income	6,401,000	3,165,000	3,236,000	102.2%
Segment Margin %	4.5%	4.2%		0.3%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”. Segment Operating Income % is calculated as segment operating income divided by segment revenues.)

The Fruit Group’s revenues increased 91.4 % versus the previous year and consisted of a combination of internal growth of 25.9% and acquisition growth of 65.5% resulting from the mid year acquisitions of Cleugh’s Frozen Foods and Pacific Fruit Processors in 2005 and the acquisition of Hess Food Group in 2006. Internal revenue growth of $29,424,000, which included internal growth on businesses acquired in 2005, was attributable to growth in revenue across all businesses including: increase in IQF fruit and frozen strawberry sales of $12,480,000; increase in sales of organic fruit juices and organic industrial products of $14,571,000; increase in sales of natural and organic fruit snacks of $1,988,000; and an increase in sales of other products of $385,000. Incremental sales from acquisitions accounted for $38,765,000 of the increase in revenue year over year.

Gross margin as a percentage of revenue of 14.1% reflected costs of $779,000 that were incurred to rework certain inventory processed at the group’s Salinas berry facility during a suspected recall period. Other costs and expenses related to the recall were recorded in other income and expense and were excluded from segment operating income.

SG&A as a percentage of revenue was 9.6% in 2006 as compared to 9.7% in the previous year. The decline as a percentage of revenue was largely due to leveraging resources as the Fruit Group continued to experience significant growth, partially offset by certain additional resources and incremental direct variable costs including brokerage fees.

The Fruit Group had a foreign exchange gain of $5,000 during the year compared to a loss of $28,000 in 2005.

SunOpta Inc.	60	December 31, 2007 – 10-K

SunOpta Distribution Group

	Dec 31, 2006	Dec 31, 2005	Change	Change
	$	$	$	%
Revenue	135,525,000	99,876,000	35,649,000	35.7%
Gross Margin	35,508,000	25,115,000	10,393,000	41.4%
Gross Margin %	26.2%	25.1%		1.1%

Segment Operating Income	5,461,000	1,291,000	4,170,000	323.0%
Segment Margin %	4.0%	1.3%		2.7%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”. Segment Operating Income % is calculated as segment operating income divided by segment revenues.)

The Distribution Group contributed revenues of $135,525,000 in 2006 versus $99,876,000 in 2005, an increase of $35,649,000 or 35.7% . Internal growth within the group including growth at acquired companies was 13.1% or $15,746,000. The remaining increase of $19,903,000 was due to the acquisition of Hahamovitch completed in late 2005 and the acquisitions of Purity Life, Aux Mille et une Saisons and the Quest Vitamin brand completed in the third and fourth quarters of 2006.

Gross margin rates increased in 2006 by 1.1% versus 2005. Margins on produce decreased slightly by 50 bps reflecting increased competitiveness in the eastern markets. Margins on the rest of the business, including grocery items and Purity Life’s line of health and beauty aids, vitamins, supplements and natural health products, increased just under 200 bps due to better product mix with more specialty food products and a higher inherent gross margin on Purity Life’s portfolio of owned brands. Higher margins on the owned brands were offset to a degree by higher marketing and promotion costs included in SG&A.

Warehousing and distribution costs increased to $16,144,000 from $13,455,000 in 2005. Selling, general and administrative expenses increased to $13,909,000 in 2006 versus $10,420,000 in 2005. As a percentage of revenues, warehousing and distribution and SG&A decreased to 22.2% of revenues as compared to 23.9% in 2005. The decrease reflected a focus on integration and cost savings throughout the Distribution Group.

A gain of $6,000 was realized on foreign exchange in the Distribution Group compared to $51,000 during 2005.

The increase in segment margin to 4.0% of revenues was due to the factors noted above.

Opta Minerals

	Dec 31, 2006	Dec 31, 2005	Change	Change
	$	$	$	%
Revenue	64,261,000	34,659,000	29,602,000	85.4%
Gross Margin	15,974,000	7,495,000	8,479,000	113.1%
Gross Margin %	24.9%	21.6%		3.3%

Segment Operating Income	6,876,000	3,808,000	3,068,000	80.6%
Segment Margin %	10.7%	11.0%		(0.3%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”. Segment Operating Income % is calculated as segment operating income divided by segment revenues.)

Opta Minerals contributed $64,261,000 or approximately 10.7% of the total Company’s consolidated revenues in the year ended December 31, 2006, as compared to $34,659,000 or 8.1% in 2005. Internal growth for the year was 3.7% . The increase in revenue from 2006 to 2005 was primarily due to the acquisitions completed during the year of Magtech and Bimac representing revenues of approximately $25,807,000. The remaining increase of $3,795,000 was primarily due to increases at U.S facilities resulting from increased abrasive sales.

The increase in gross margin percentage was due to higher margins related to the MagTech and Bimac acquisitions which have inherently higher margins than the base businesses, partially offset by higher freight costs.

SunOpta Inc.	61	December 31, 2007 – 10-K

Selling, general and administrative expenses increased by $5,363,000 to $9,317,000 or 14.5% of revenues in 2006, as compared to $3,954,000, or 11.4% of revenues in 2005. The rate increase was due to the appreciation of the Canadian dollar as most of the SG&A expenses were incurred at the Canadian head office plus the impact of the acquisitions which have higher SG&A rates than the base businesses due in part to the amortization of intangibles acquired as part of the acquisitions.

Opta Minerals realized $219,000 in foreign exchange gains during 2006 as compared to a gain of $266,000 in 2005.

Segment operating income was $6,876,000 or 10.7% of revenues as compared to $3,808,000 or 11.0% of revenues due to the factors noted above.

SunOpta BioProcess and Corporate Office

	Dec 31, 2006	Dec 31, 2005	Change	Change
	$	$	$	%
Revenue	3,312,000	4,901,000	(1,589,000)	(32.4%	)
Gross Margin	876,000	888,000	(12)	(1.4%	)
Gross Margin %	26.4%	18.1%		8.3%

Segment Operating Income	(6,585,000)	(3,505,000)	(3,080,000)	(87.9%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”. Segment Operating Income % is calculated as segment operating income divided by segment revenues.)

Revenues were $3,312,000 in 2006 versus $4,901,000 in 2005. Revenues during 2006 were derived from equipment supply contracts for the production of cellulosic ethanol. Revenues in the comparative period were derived from pre-engineering, research and development work and equipment supply contracts also focusing on the production of cellulosic ethanol.

Gross margin rate in SunOpta BioProcess of 26.4% in 2006 compared to 18.1% in 2005. The gross margin rate difference was reflective of differing margins on the projects that the SunOpta BioProcess had in 2005 and 2006.

Selling, general and administrative expenses relating to SunOpta BioProcess and corporate were $7,384,000 in 2006 as compared to $5,163,000 in 2005, an increase of $2,221,000. Information technology costs increased approximately $2,068,000 including approximately $533,000 in non-cash depreciation related to Oracle costs and other operating costs including additional IT personnel related to the Oracle ERP rollout and other IT initiatives. All other corporate costs increased approximately $1,513,000 due to increases in corporate personnel and other increases related to a growing public company. These costs were offset by increased management fees of $1,719,000 to the operating groups. The SunOpta BioProcess Groups’ SG&A increased $359,000 related to increased personnel as the Company prepared for increased activity and growth within the cellulosic ethanol industry.

SunOpta BioProcess and corporate office had a foreign exchange loss of $77,000 in 2006 as compared to an exchange gain of $771,000 in 2005. $244,000 of the gain in 2005 was due to derivative contracts in place to hedge a Euro denominated contract to Canadian dollars. This contract had been marked to market creating a gain as the Canadian dollar appreciated against the Euro. The remaining gains were from corporate and related to the appreciation of the Canadian dollar a as compared to the U.S. dollar. The loss in 2006 was primarily due to the depreciation of the Canadian dollar as compared to the U.S. dollar in the last quarter of the 2006.

SunOpta BioProcess and corporate operating loss in 2006 of $6,585,000 as compared to $3,505,000 in 2005 was due to the factors noted above.

SunOpta Inc.	62	December 31, 2007 – 10-K

Liquidity and Capital Resources

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At December 31, 2007, the Company has availability under certain lines of credit of approximately $37,967,000 (2006 – $41,000,000). Revolving acquisition lines are also available to the Company and to Opta Minerals with availability at December 31, 2007 of up to $10,500,000 (2006 - $Nil) and $9,695,000 (2006 - Cdn $3,346,000) respectively.

As part of its lending syndicate, the Company is required to maintain compliance with certain financial ratios. As a result of the inventory adjustments in the SunOpta Fruit Group, the Company was not in compliance with these covenants at December 31, 2007 and March 31, 2008. The Company received a waiver to these covenants at December 31, 2007 and March 31, 2008 which allowed the Company to be in compliance, and notification that previously filed covenants for the first, second and third quarters of 2007 do not need to be recalculated.

Subsequent to year-end, the Company has also amended its credit facilities with its lenders, adjusting certain financial covenant ratio calculations and ratio targets providing revised financial covenants for June, September and December 2008 and March 2009. Compliance with these covenants is dependant on the Company achieving its forecasts because the covenants are calculated based on trailing twelve month earnings before interest, taxes, depreciation and amortization of the companies that are financed with the lending syndicate, compared to the total debt of those companies. The Company currently believes that further waivers will not be required and that these covenants will be met based on achieving forecasts. Failure to meet these or other covenants could result in the acceleration of the debt amounting to $58,800,000 and allow lenders to exercise their security rights and would require the debt to be classified as current, unless additional waivers are granted which are at the discretion of the lender.

The Company obtains its long term financing through its credit agreement with a syndicate of lenders. The Company may expand this credit agreement and/or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes as required. Under its credit agreement, the Company is required to maintain compliance with certain covenants that are calculated on a quarterly basis. The Company is currently in compliance with these covenants after receiving the above noted amendments and waivers.

The Company has the following sources from which it can fund its operating 2008 cash requirements:

o	Cash and cash equivalents.
o	Available operating lines of credit.
o	Cash flows generated from operating activities.
o	Cash flows generated from exercise of options currently in-the-money.
o	Additional long term financing.
o	Sale of non-core divisions, or assets.

In order to finance significant acquisitions, the Company may need additional sources of cash which may be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the divestiture of various non-core divisions or assets (based on market conditions).

Included in cash and cash equivalents is $26,556,000 (2006 - $nil) of cash relating to SunOpta BioProcess that was raised as a result of the preferred share issuance. These funds are specific to SunOpta BioProcess and will be used for the continued development of biomass conversion technologies and to build and operate commercial scale facilities for the conversion of cellulosic biomass to ethanol. Also included in cash and cash equivalents are funds of $2,336,000 that are specific to Opta Minerals. These funds cannot be used for general corporate purposes by the Company and can only be used within these entities.

The Company intends to maintain a target long term debt to equity ratio of approximately 0.60 to 1.00 versus the current position at December 31, 2007 of approximately 0.39 to 1.00.

New and Amended Banking Agreement and Other Lending Facilities

On July 4, 2007, the Company completed the expansion of its existing credit facilities, adding additional lenders to its lending syndicate. As part of this facility expansion, the United States line of credit facility was increased from $30,000,000 to $60,000,000; and the revolving acquisition facility for future strategic acquisitions was increased by $20,000,000.

SunOpta Inc.	63	December 31, 2007 – 10-K

In addition, Opta Minerals changed its credit agreement and banking facilities on July 31, 2007. The new facilities consist of a Cdn $12,500,000 (U.S. - $12,610,000) term loan facility, as well as a Cdn $20,000,000 (U.S. - $20,176,000) revolving acquisition facility to finance future acquisitions and capital expenditures. A total of $23,091,000 was drawn on these facilities at December 31, 2007. Proceeds were used to pay off balances owing under the previous credit agreement, as well as for the acquisition of Newco a.s. The credit facilities described above are collateralized by a first priority security against substantially all of Opta Minerals assets in both Canada and the United States.

On February 28, 2007, the Company repaid and terminated its $20,000,000 asset based line of credit agreement, which was secured by the assets of a subsidiary in the Berry Operations. This credit agreement was repaid using the United States line of credit facility.

Other term debt facilities and promissory notes were entered into during the year including debt issued or assumed in connection with the acquisitions of Global Trading Inc., Newco and Neo-Nutritionals Inc; plus certain capital leases.

As noted previously, subsequent to year end, the Company’s bank agreement was amended to provide revised financial covenants with respect to its debt facility. See notes 9 and 10 of the Consolidated Financial Statements for further details on existing debt facilities.

Cash flows – 2007 compared to 2006

Net cash and cash equivalents increased $29,348,000 during fiscal 2007 (2006 – decreased $4,501,000) to $30,302,000 as at December 31, 2007 (2006 - $954,000). Overall, the increase in cash and cash equivalents represents the proceeds generated by an equity issuance by the Company and the proceeds from the SunOpta BioProcess preferred share private placement, offset by the use of cash for working capital purposes, capital expenditures, and acquisitions.

Cash provided by operations after working capital changes was a use of ($35,077,000) for the year ended December 31, 2007 (2006 – source of $9,504,000), including the use of funds for non-cash working capital of $47,387,000 (2006 – $14,815,000). This utilization consisted principally of an increase in inventory of $47,204,000 (2006 - $26,640,000) and an increase in accounts receivable of $8,636,000 (2006 - $3,412,000) partially offset by an increase in accounts payable and accrued liabilities of $9,302,000 (2006 - $16,910,000). The usage of cash flows to fund working capital in 2007 reflects the increase in working capital requirements to fund continued growth, plus the impact of substantially elevated commodity costs which have increased the carrying value of key commodities.

Cash used in investment activities of $54,103,000 in 2007 (2006 – $41,396,000) reflects cash used to acquire companies of $21,319,000 (2006 - $33,188,000), net acquisitions of property, plant and equipment of $29,621,000 (2006 – $10,718,000) and the acquisition of patents, trademarks and other investments of $3,163,000 (2006 - cash provided from net proceeds on other assets of $2,510,000).

Cash provided by financing activities was $118,031,000 in the year ended December 31, 2007 (2006 – $27,260,000), consisting primarily of net proceeds from the issuance of common shares net of issuance costs of $54,989,000 (2006 - $4,501,000), net proceeds from the issuance of preferred shares by a subsidiary of $27,954,000 (2006 - $nil), an increase in bank indebtedness of $18,011,000 (2006 - $12,666,000), additional long-term borrowings of $33,216,000 (2006 - $15,373,000), and proceeds from the exercise of warrants of $7,501,000 (2006 - $nil), partially offset by repayment of term debt and other financing activities of $23,640,000 (2006 – $5,280,000).

Cash flows – 2006 compared to 2005

Net cash and cash equivalents decreased ($4,501,000) during fiscal 2006 (2005 – ($2,626,000)) to $954,000 as at December 31, 2006 (2005 - $5,455,000).

SunOpta Inc.	64	December 31, 2007 – 10-K

Cash provided by operations after working capital changes was a surplus of $9,504,000 for the year ended December 31, 2006 (2005 – decrease of ($7,525,000)), including the use of funds for non-cash working capital of $14,815,000 (2005 – $26,006,000). This utilization consisted principally of an increase in accounts receivable of $3,412,000 and an increase in inventories of $26,640,000. The increase in accounts receivable and inventory was primarily due to the growth in sales in 2006. Overall accounts receivable as a percentage of revenues decreased from 13.5% to 12.3% primarily due to the timing of acquisitions on revenues (partial year) versus the year end reported account receivable balance.

Inventory increased from 20.7% to 21.2% as a percentage of revenues. The increase in inventory was the result of both acquisitions and a requirement to secure seasonal fruit and grain inventories when harvested to support the Company’s sales growth initiatives.

Accounts payable and accrued liabilities increased by $16,910,000 (2005 - $1,141,000). All other working capital changes net to a decrease of ($1,673,000) (2005 – increase of $678,000).

Cash used in investment activities of $41,396,000 in 2006 (2005 – $34,703,000) reflects cash used to complete acquisitions, net of cash acquired of $33,188,000 (2005 – $20,920,000), net acquisitions of property, plant and equipment of $10,911,000 (2005 – $14,165,000), and net proceeds from other assets of $2,703,000 (2005 - $382,000).

Cash provided by (used in) financing activities was $27,260,000 in the year ended December 31, 2006 (2005 – $39,309,000), consisting primarily of net increase in operating lines of credit of $12,666,000 (2005 – $7,461,000), net increase in borrowings under long-term debt of $10,839,000 (2005 – $18,619,000), proceeds from the issuance of common shares of $4,501,000 (2005 - $946,000), repayment of deferred purchase consideration and other financing activities of $746,000 (2005 - $2,011,000), and net proceeds from the issuance of common shares of Opta Minerals of $nil (2005 - $14,294,000).

Business and Financial Outlook

Management believes that consumer demand for high quality natural and organic food has grown rapidly over the past decade as global awareness of the benefits of healthy eating continues to proliferate. The global market for organic foods is currently estimated by management to be in excess of $37 billion and growing at a rate of 10% to 20% annually, with the natural market also large and growing. While a large number of companies compete within specific segments of the market, the Company believes there are relatively few companies as well positioned as SunOpta to take advantage of this rapidly growing market. The Company believes that its vertically integrated seed to table business model built over the past nine years has positioned SunOpta as a leader in the North American natural and organic foods market. This has been further strengthened with our recent acquisition of Tradin which has increased our international breadth and product scope in organic products.

Through a combination of acquisitions and internal growth, the Company has realized its previously stated goal of achieving an exit rate of $1 billion in revenues by the end of 2007. The Company expects to achieve revenues in excess of $1 billion in 2008 in the range of $1,050,000,000 to $1,100,000,000, an increase of 31% to 37% versus 2007. The increase is based on a combination of approximately 18.1% internal growth and the annualized revenues of acquisitions completed in 2007.

SunOpta Inc.	65	December 31, 2007 – 10-K

Recent events are expected to delay, but not cease, the Company’s acquisition-based growth strategy. Increased focus on margin improvement, improved internal controls and centralization of key services are key initiatives in 2008. Capital spending is expected to be curtailed in 2008, with most expenditures relating primarily to baseline maintenance capital requirements needed to maintain existing operations and certain expansion capital for significant new business including the new west coast soy processing and aseptic packaging facility. Management is also heavily focused on executing a working capital reduction plan, which is expected to increase available cash resources and alleviate some of the interest burden the Company incurs on its existing debt facilities. Management has also added key experienced operational personnel in both the SunOpta Fruit Group, and at the corporate level to help drive these initiatives. The Company’s overall strategy remains intact and the goal of profitable growth through an effective balance of internal growth and acquisitions in support of its vertically integrated seed to table strategy has not changed. The Company continues to look for ways to improve the strategic synergies across its Food Group operations, vertically integrating wherever possible. Initiatives to improve the productivity of the operations include product rationalization, plant and warehouse rationalization programs, continued training and development of employees, consolidated procurement, supply chain and internal services programs and consolidated information and accounting systems to provide better analysis and timely decision-making. A more fulsome discussion of key strategies is included in Item 1 of this report.

Maintaining liquidity and having available sources of cash will be imperative if the Company is to continue to grow. At December 31, 2007 the Company had $30,302,000 in cash, of which $26,556,000 may only be used within SunOpta BioProcess. The Company also had approximately $37,967,000 in unused bank lines for a total of $41,713,000 in cash and borrowings availability for use. The Company, including Opta Minerals, also has unused revolving acquisition lines totaling approximately $20,195,000. The Company’s remaining cash and unused lines plus cash generated from operations are sufficient to finance capital maintenance estimated at $9,000,000 to $11,000,000, annual debt service of $13,119,000 and payment of the remaining current portion of long-term liabilities of $1,304,000. Additional sources of cash could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or through a divestiture.

Off – Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.

The table below sets out the Company’s obligation under its long-term debt, operating and capital leases including interest costs and long term liabilities, at December 31, 2007:

Contractual Obligations

					2012 and
	2008	2009	2010	2011	Thereafter	Total
Long term debt &
capital leases	13,119,000	9,171,000	60,779,000	2,367,000	13,278,000	98,714,000
Operating leases	6,300,000	5,097,000	4,108,000	3,144,000	5,735,000	24,384,000
Long-term liabilities	1,304,000	3,275,000	-	-	-	4,579,000
Total	20,723,000	17,543,000	64,887,000	5,511,000	19,013,000	127,677,000

This table does not include certain contingent consideration related to acquisitions that may become payable if predetermined profit targets are achieved. The total amount of contingent consideration payable is not determinable as certain agreements have no maximum. Also, in the event that a qualified initial public offering does not occur by June 7, 2014, the preferred shares issued in conjunction with the SunOpta BioProcess private placement would represent a liability to the Company of $30,000,000. The Company’s obligation under capital leases are not considered material, for further details refer to note 10 of the 2007 Consolidated Financial Statements.

SunOpta Inc.	66	December 31, 2007 – 10-K

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the Company may invest its excess cash in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at December 31, 2007 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer term debts are subject to greater interest rate risk than shorter term securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at December 31, 2007, the weighted average interest rate of the fixed rate term debt was 6.0% (2006 – 6.5%) and $77,324,000 (2006 - $55,593,000) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $21,390,000 (2006 - $22,235,000) at an interest rate of 6.5% (2006 – 7.8%) is partially hedged by variable rate cash equivalent investments. The Company looks at various factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company’s ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company’s after tax earnings would increase (decrease) by approximately $130,000 (2006 – $156,000).

Opta Minerals entered into a cash flow hedge in 2007. At inception, the fair value of the cash flow hedge was determined to be a loss of $254,000 using mark-to-market valuations which required an immediate expense of the ineffective portion. The cash flow hedge entered into exchanged a notional amount of Cdn $17,200,000 (US - $17,351,000) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The fair value of the hedging derivative is estimated based on the standard swap valuation methodology. The estimated fair value of the interest rate swap at December 31, 2007 was a loss of $539,000.

Foreign currency risk

All U.S. subsidiaries and SunOpta BioProcess use the U.S. dollar as their functional currency and the U.S. dollar is also the Company’s reporting currency. The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries excluding SunOpta BioProcess are translated into U.S. dollars on consolidation. During 2007, the Canadian dollar appreciated significantly against the U.S. dollar with closing rates moving from Cdn $1.1654 at December 31, 2006 to Cdn $0.9913 at December 31, 2007 for each U.S. dollar. The U.S. dollar also depreciated significantly against the Euro. The net effect of this depreciation has been an exchange gain included in Accumulated Other Comprehensive Income of $12,044,000 (2006 – loss of $933,000). During 2007, the Company had a $3,867,000 (2006 – $19,412,000) increase in net Canadian assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company’s net Canadian assets by $9,014,000 (2006 - $7,269,000).

The functional currency of all operations located in Canada, with the exception of SunOpta BioProcess, is the Canadian dollar. For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as Foreign Exchange gain (loss) in the Consolidated Statement of Earnings while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in the Currency Translation Adjustment account within Shareholders’ Equity. The functional currency of the corporate head office is the U.S. dollar. Transaction gains or losses as well as gains and losses on monetary assets and liabilities are recorded within Foreign Exchange gains (losses) on the Consolidated Statement of Earnings. U.S. based Food Group operations have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. It is the Company’s intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

SunOpta Inc.	67	December 31, 2007 – 10-K

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

The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market as they do not qualify as hedges for accounting purposes. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At December 31, 2007 the Company owned 696,327 (2006 – 488,425) bushels of corn with a weighted average price of $4.20 (2006 - $3.56) and 784,475 (2006 – 598,875) bushels of soy beans with a weighted average price of $11.78 (2006 - $8.06) . The Company has at December 31, 2007 net long/ (short) positions on soy beans of 150,873 (2006 – (80,782)) and a net long/ (short) position on corn of 416,293 (2006 – 16,782) bushels. An increase (decrease) in the commodity prices of either soy or corn of 10% would result in an increase/decrease in carrying value of these commodities by $350,000. There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, SunOpta BioProcess or related to corporate office activities.

Item 8. Financial Statements and Supplementary Data

Financial statements are set forth on pages F-1 through F-52 of this Report and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that, due to the existence of material weaknesses described in “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted account principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

SunOpta Inc.	68	December 31, 2007 – 10-K

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have excluded from our evaluation the May 4, 2007 acquisition of certain assets of Baja California Congelados, S.A. de C.V., the May 14, 2007 acquisition of Congeladora Del Rio, S.A de C.V. and Global Trading Inc., the July 30, 2007 acquisition of Newco a.s, and the December 6, 2007 acquisition of Neo Nutritional Inc. These acquisitions collectively represent 5.3% of consolidated total assets and 1.1% of consolidated revenues of SunOpta Inc. in its Consolidated Financial Statements as of and for the year ended December 31, 2007.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation, management has identified the following material weaknesses:

Control Environment - As of December 31, 2007 we did not maintain an effective control environment. A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. Specifically, (a) we did not maintain a sufficient complement of qualified accounting personnel within the SunOpta Fruit Group to ensure that the selection, application and implementation of GAAP commensurate with our financial reporting requirements, (b) our financial reporting organizational structure was inadequate to support the size, complexity and activities of our divisions and to perform adequate review of each division’s operating results, and (c) our internal audit department was not effective because it did not identify and ensure the remediation of control deficiencies on a timely basis and (d) our whistle blower program did not operate effectively.

These control environment material weaknesses contributed to the material weaknesses discussed below.

Ineffective controls over information technology – We did not maintain effective controls over the conversion from legacy systems to new financial systems nor the change in management processes of existing systems. Specifically, we lacked appropriate management oversight and user training to achieve a successful conversion in the SunOpta Fruit Group. Further, user processing and reporting needs were not properly assessed, configured or implemented, which resulted in manual adjustments to the information in the new financial system. These control deficiencies contributed to the inventory costing and valuation material weakness within the SunOpta Fruit group discussed below.

Ineffective controls over inventory costing and valuation – We did not maintain controls over the accuracy of the inventory costing and subsequent valuation of inventory in the SunOpta Fruit Group. Specifically, we did not maintain effective controls over the application of standard costing including assessing standards as well as analyzing overhead, purchase price and production variances. Further, we did not have effective supervisory and review controls over inventory valuation. These control deficiencies in the California Berry Operations of the SunOpta Fruit Group resulted in the restatement of our consolidated financial statements for each of the quarters ended March 31, June 30 and September 30, 2007 and audit adjustments to our 2007 annual consolidated financial statements affecting inventory and cost of goods sold.

Ineffective controls over inventory held by third parties – We did not maintain effective controls over the existence, completeness and accuracy with respect to inventory of certain divisions held at third party locations. Specifically, we did not perform accurate reconciliations or investigate differences in reconciliations of inventory between our records and those of the third parties and did not maintain independent controls to verify the existence of inventory held on our behalf at third party locations. The control deficiency in the California Berry Operations of the Fruit Group resulted in the restatement of our consolidated financial statements for each of the quarters ended March 31, June 30 and September 30, 2007 and audit adjustments to our 2007 annual consolidated financial statements affecting inventory and cost of goods sold.

SunOpta Inc.	69	December 31, 2007 – 10-K

Ineffective controls over period-end reporting – We did not maintain effective controls over the period-end process including review of business unit results, appropriate review of documentation supporting manual journal entries, estimates of percentage completion of certain contracts and the tax provision process at the corporate office, including note disclosures. Specifically, the degree of precision over business process reviews of financial results at the head office level and divisional level was not sufficient. In addition our procedures surrounding the verification and analysis of account balances and note disclosures were ineffective. These control deficiencies contributed to the restatement of our consolidated financial statements for each of the quarters ended March 31, June 30 and September 30, 2007 and audit adjustments to our 2007 annual consolidated financial statements affecting primarily inventory and cost of goods sold, revenue, and receivables, accounts payable and accrued liabilities, other assets, and certain income tax related balances.

Ineffective controls over the application of GAAP – We did not maintain effective controls to ensure that certain financial statement transactions were appropriately accounted for in accordance with GAAP. The financial impact of these control deficiencies has been reflected in the restatement of our consolidated financial statements for the quarter ended September 30, 2007 and audit adjustments to our 2007 annual consolidated financial statements. Adjustments were required relating to revenue recognition, treatment of interest rate swaps at one of our subsidiaries and the application of purchase accounting on the acquisition of Congaledora del Rio, S.A. de C.V. and Global Trading Inc.

In addition to the restatements and audit adjustments referred to above, each of the control deficiencies above could result in a misstatement in the financial statements that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

As a result of the material weaknesses described above, we have concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company began an in-depth review of internal controls and accounting practices at the SunOpta Fruit Group’s Berry Operations in January 2008. Subsequently, the Audit Committee engaged independent counsel and independent accountants to help it investigate and assess the Fruit Group berry operations accounting practices, including internal control deficiencies. The Audit Committee completed its investigation and the Board of Directors adopted its recommendations to remediate internal controls in June 2008. Company personnel have begun to address the weaknesses identified, including having taken a series of specific actions related to inventory valuations and accounting. The Company’s management, with the oversight of our Audit Committee, is committed to remediating the Company’s material weaknesses in internal control over financial reporting. Specific remediation activities include the following:

  Strengthening our accounting and internal audit departments by hiring additional qualified personnel and providing enhanced training to existing staff in the areas of internal controls and compliance. In addition, we are transitioning the finance departments within each of the Company’s divisions to report directly to the Chief Financial Officer of the Company during 2008. Previously, finance departments reported directly to each division’s President and indirectly to the Chief Financial Officer. We have hired a Vice President (VP) of Risk Management and Internal Audit to start July 22, 2008 who will report directly to the Audit Committee and indirectly to the Chief Executive Officer. The VP of Risk Management and Internal Audit will lead our Internal Audit Department and will be responsible for ensuring the timely identification and remediation of control deficiencies. We intend to further improve our control environment, by providing enhanced communication of the Company’s human resources policies including the code of conduct polices and whistle blower procedures.

SunOpta Inc.	70	December 31, 2007 – 10-K

  Management changes, including hiring a new Chief Executive Officer and Chief Financial Officer by December 31, 2008, and our hiring of Tony Tavares as Vice President and Chief Operating Officer effective June 2, 2008 and Gerald Watts as President, SunOpta Fruit Group Berry Operations effective May 15, 2008. Both of these new hires bring numerous years of experience in food operations. We have replaced the previous senior management team at Berry Operations and are strengthening remaining resources in the Berry Operations finance department. In the first quarter of 2008 we transferred a senior inventory costing resource into a training and oversight role to assist all divisions, beginning with the Berry Operation in the SunOpta Fruit Group. This oversight role includes evaluating and updating processes surrounding our inventory costing. During the first two quarters of 2008, our information technology department attended several of our divisions to provide additional training and refresher courses to users on the functionality of our inventory management software.

  Strengthening our company wide inventory processes and policies related to third party warehouses and reviewing and improving the various service agreements we have with warehousers. In the first and second quarters of 2008, a significant number of the third party warehouses used by the SunOpta Fruit Group began using automated reconciliation processes to ensure inventory reconciliations are performed timely and accurately. We are in the process of assessing the number of facilities required and consolidating the number of locations where inventory is stored. We also plan to perform inventory counts on a rotational basis at third party locations.

  Implementing, under the leadership of the Director of Information Technology, a new information system conversion policy to enhance the involvement by divisional management in the conversion to the enterprise financial system from legacy systems, including assigning specific responsibilities to a local division sponsor. These changes will continue to fall under the oversight of the Steering Committee which is comprised of several members of our executive team and will continue to review implementation milestones. We also intend to enhance training throughout the implementation phase and at scheduled intervals after implementation, and we have formalized our audit trail for authorization and testing of system changes and reports that are used in the financial reporting or decision making process.

  Continuing to implement changes to the financial close process to ensure that balance sheet accounts are properly reconciled and analyzed, and that significant financial statement accounts and accompanying notes are properly presented in the financial statements. In the first quarter of 2008, we implemented a process for a comprehensive review of business unit results in which reconciliations of each business unit are reviewed by corporate finance. Timely feedback from corporate finance’s review will be given to divisional finance staff and corporate accounting will follow up with divisional finance staff before we issue quarterly and annual financial statements.

  Strengthening U.S. GAAP awareness throughout all of our groups’ finance departments through training courses and additional guidance in our finance policies manual. Specifically, we will focus on educating all levels of finance personnel to recognize complex or unusual situations that may require further analysis and the direct involvement of our corporate finance group before we issue quarterly or annual financial statements.

  Regular testing of the accuracy of our inventory costing and independent testing by our internal audit department on a rotational basis at all of the divisions.

Changes in Internal Control Over Financial Reporting

SunOpta’s management, with the participation of SunOpta’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in SunOpta’s internal control over financial reporting occurred during the fourth quarter of fiscal 2007. Based on that evaluation, management concluded that there was a material change in SunOpta’s internal control over financial reporting during the fourth quarter of fiscal 2007. Specifically, in response to a financial systems conversion for a reporting unit within the Fruit Group that took place in the first quarter of fiscal 2007, manual procedures and adjustments supplanted certain system control processes relating to the purchasing, payables, sales, receivables, and inventory accounting cycles.

Item 9B. Other Information - None

SunOpta Inc.	71	December 31, 2007 – 10-K

Item 10. Directors, Executive Officers and Corporate Governance

The following table lists our directors and executive as of December 31, 2007:

Name Directors:	Age	Year First Elected Director	Position with Company
Jeremy Kendall	68	1978	Director and Chairman of the Board
Steven Bromley	48	2007	Director and Chief Executive Officer
Cyril A. Ing (2)(3)	75	1984	Director and Board Secretary
James Rifenbergh (1)(2)(3)	77	1996	Director
Allan Routh	57	1999	Director and President of the SunOpta Grains & Foods Group
Katrina Houde (1)	49	2000	Director
Robert Fetherstonhaugh (2)(3)	52	2001	Director
Steven Townsend (1)(2)(3)	55	2005	Director
Joseph Riz (4)	60	1986	Director and Executive Vice President
John Dietrich	43	N/A	Vice President and Chief Financial Officer
Arthur McEvily	56	N/A	Vice President, Innovation and Technology and Executive Vice President and Chief Operating Officer of SunOpta BioProcess

(1) Member of the Audit Committee
(2) Member of the Corporate Governance Committee
(3) Member of the Compensation Committee
(4) Effective May 30, 2008 Mr. Riz resigned as Executive Vice President of the Company and will not be standing for re-election to the Company’s Board of Directors at the next Annual General Meeting.

Jeremy Kendall has served as a Director of the Company since September 1978. In June 1983, he was elected Chairman of the Board and Chief Executive Officer of the Company and retired as Chief Executive Officer on February 1, 2007. He is also currently the Chairman of Opta Minerals Inc., a subsidiary of the Company listed on the TSX (TSX: OPM) which is approximately 66.6% owned by the Company, Chairman of SunOpta BioProcess Inc., Chairman of Jemtec Inc. (June 1991 to present) a distributor of electronic home incarceration equipment listed on the TSX Venture Exchange (the “TSXV”), and Easton Minerals Ltd. (January 1995 to present) a mineral exploration company which traded on the TSXV (currently delisted) and is approximately 32% owned by the Company. Mr. Kendall has served on the following Board of Directors: BI Inc. (September 1981 to November 2000), a producer of electronic home incarceration equipment listed on NASDAQ; Brigdon Resources Inc. (June 1993 to February 1999) an oil and gas exploration company; Redaurum Ltd. (June 1995 to March 2002), a mineral exploration company listed on the TSX; and Wisper Inc. (June 1995 to March 2002), a provider of wireless electronic equipment and services listed on the TSXV. He is also a Director of a number of private and charitable organizations.

Steven Bromley serves as President, Chief Executive Officer and a Director of SunOpta. Mr. Bromley joined SunOpta in June 2001 and has served in a number of key operating and financial roles since that time. Mr. Bromley served as Executive Vice President and Chief Financial Officer through September 2003 until his appointment as Chief Operating Officer. In addition to his role of Chief Operating Officer, Mr. Bromley was appointed President by the Board of Directors in January 2005 and subsequently as Director and Chief Executive Officer in February 2007. Prior to joining the Company, Mr. Bromley spent over 13 years in the Canadian dairy industry in a wide range of financial and operational roles with both Natrel Inc. and Ault Foods Limited. From 1977 to 1999 he served on the Board of Directors of Natrel Inc. Mr. Bromley is a Director of all of the Company’s subsidiaries, and in July 2004, Mr. Bromley was elected to the Board of Directors of Opta Minerals (TSX: OPM). Mr. Bromley was appointed to the Board of Directors of SunOpta on January 26, 2007. Mr. Bromley will transition out of his role as Chief Executive Officer by December 31, 2008 and will not stand for reelection to the Board of Directors when his term ends in 2009.

SunOpta Inc.	72	December 31, 2007 – 10-K

Cyril Ing is a retired Professional Engineer and was elected as a Director in January 1984. Mr. Ing became an employee of the Company in August 1985 and retired in 1990. He currently serves on the Corporate Governance and Compensation Committees. He was an independent consultant specializing in engineering projects involving the combustion of biomass from May of 1982 to August 1985. In the past 5 years, Mr. Ing has served on the following Boards of Directors: Jemtec Inc. (November 1999 to present) and Easton Minerals Ltd. (November 1999 to present).

James Rifenbergh was elected to the Board of Directors in April 1996 and currently serves on the Audit Committee and chairs the Corporate Governance and Compensation Committees. Mr. Rifenbergh was the President, Chairman and CEO of Brown Printing Company of Waseca, Minnesota, a large printing company with plants throughout the United States, from 1972 to 1990. In the past 5 years, Mr. Rifenbergh has not served on the Board of Directors of any other public issuers.

Allan Routh was elected to the Board of Directors in September 1999. Mr. Routh is President of the Company’s Grains and Foods Group and prior to March 2003 was President and Chief Executive Officer of the SunRich Food Group, Inc., a wholly-owned subsidiary of the Company. Mr. Routh has been involved in the soy industry and soy industry organizations since 1984. He is also a Director of other private companies. In the past 5 years, Mr. Routh has not served on any other reporting issuers’ Board of Directors.

Katrina Houde was elected to the Board of Directors in December 2000 and also serves as a member of the Audit Committee. Ms. Houde has been an independent consultant since March 2000. From January 1999 to March 2000, Ms. Houde was President of Cuddy Food Products, a division of Cuddy International Corp., and was Chief Operating Officer of Cuddy International Corp. from January 1996 to January 1999. In the past 5 years, Ms. Houde has not served on any other reporting issuers’ Board of Directors.

Robert Fetherstonhaugh was elected to the Board of Directors in December 2001 and currently sits on the Corporate Governance and Compensation Committees. He was appointed lead director of the Board of Directors in June 2008. Mr. Fetherstonhaugh is a Chartered Accountant and is President of RBN Fether Capital Advisors. He was previously President of Claridge Inc. and prior to that Deputy Chairman of Trader Classified Media based in Europe. Mr. Fetherstonhaugh has a broad business background in North America and internationally. He is a member of the supervisory board of Trader Classified Media and serves as a director of other private companies. In the past 5 years, Mr. Fetherstonhaugh has not served on any other reporting issuers’ Board of Directors.

Steven Townsend was elected to the Board of Directors in December 2005 and serves as the Chairman of the Audit Committee. Mr. Townsend also serves on the Corporate Governance and Compensation Committees. Steven Townsend served for nearly 25 years at United Natural Foods, Inc. (“UNFI”), the leading natural and organic food distributor in the United States. He joined UNFI in 1981 as Controller and has held progressively advancing executive positions, including President, Chief Operating Officer and Chief Financial Officer. Mr. Townsend was Chairman and CEO of the Company from 2003 until his recent retirement from the Company. Earlier in his career he held management positions at Harris Corporation and Tupperware Corporation. He holds an MBA in Management and Information Systems and a BS in Accounting, Summa Cum Laude from Bryant College. In the past 5 years, Mr. Townsend served as a director of Savings Institute Financial Group, a publicly traded bank in the United States, and UNFI.

Joe Riz was elected a Director of the Company in July 1986. Mr. Riz was appointed Executive Vice President of the Company in January 2007 and resigned this position effective May 31, 2008. Previous to Mr. Riz’s appointment as Executive Vice President, he served as Chairman of the Company’s Audit Committee and as a member of the Corporate Governance Committee. From 1985 through January 2007 Mr. Riz served as Managing Director of Tricapital Management Ltd., a merchant banking and financial advisory firm. Between November 2004 and May 2008, Mr. Riz also served as a Director of Opta Minerals, Inc. (TSX: OPM). He is also a Director of a number of private companies.

Other Executive Officers:

John Dietrich serves as Vice President and Chief Financial Officer. Mr. Dietrich joined SunOpta in 2002 as Vice President and Treasurer and served in this role until his appointment as Vice President and Chief Financial Officer in September 2003. From January 1995 until September 2001, Mr. Dietrich held finance roles at Natrel, Inc. as Director of Business Development, Paragaon Trade Brands (Canada) Inc. as Director of Finance and VP of Finance at Bridge2market Inc. Mr. Dietrich is a Chartered Accountant and Chartered Financial Analyst. Mr. Dietrich will transition out of his role as Chief Financial Officer by December 31, 2008.

SunOpta Inc.	73	December 31, 2007 – 10-K

Arthur McEvily serves as Vice President, Innovation and Technology and Executive Vice President and Chief Operating Officer with SunOpta BioProcess. Dr. McEvily was President of the SunOpta Ingredients Group from April 2003 to December 2007 at which point he was appointed Vice President, Innovation and Technology. Prior to this appointment as Vice President, Innovation and Technology, he held the position of President and Chief Executive Officer of Opta Food Ingredients, Inc. which he obtained in February 2000. During his tenure with Opta Food Ingredients, Inc., Dr. McEvily was named Executive Vice President in 1999, Senior Vice President, and Commercial Development in December 1997 and Vice President Applications, Technical Service and New Product Commercialization from August 1996 to December 1997. He served as Vice President Sales and Business Development from December 1993 to July 1996.

Board Meetings and Committees

The Company presently has three Committees (1) Audit Committee; (2) Corporate Governance Committee which also serves as the Nominating Committee and (3) Compensation Committee. The Board has appointed individuals from its members to serve on these Committees. The membership of these three Committees is composed entirely of independent directors. During 2007 four directors attended the Company’s annual meeting. During 2007, the Board of Directors held five regularly scheduled meetings and eight special telephonic meetings. All board members attended 75% of the meetings of the Board and Committees in which they served, with the exception of Mr. Stephen Bronfman who resigned from the Board on December 20, 2007.

Audit Committee

The following three independent directors are members of the Audit Committee: Steven Townsend (Chairman), Jim Rifenbergh and Katrina Houde. All three members are financially literate, and Steven Townsend is considered the Audit Committee financial expert.

The Audit Committee’s duties and responsibilities are documented in a formal Audit Committee Charter. These duties include (a) providing oversight of the financial reporting process and management’s responsibility for the integrity, accuracy and objectivity of financial reports and related financial reporting practices; (b) recommending to the Board of Directors the appointment of the Company’s auditors; (c) providing oversight of the adequacy of the Company’s system of internal and related disclosure controls; and (d) providing oversight of management practices relating to ethical considerations and business conduct, including compliance with laws and regulations. The Audit Committee normally meets four times a year, once to review the Form 10-K and annual Audited Consolidated Financial Statements and before each quarter’s earnings are filed to review interim financial statements and Form 10-Q which is filed with the Securities and Exchange Commission in the U.S. and the Ontario Securities Commission in Canada. Other meetings may be held at the discretion of the Chair of the Audit Committee. During 2007, the Audit Committee met four times. The Audit Committee has free and unfettered access to PricewaterhouseCoopers LLP, the Company’s auditors and also meets and has direct access to the Company’s internal counsel and external legal advisors.

During 2007 the Audit Committee maintained a company wide whistle-blower policy related to reporting of concerns in accounting or internal controls. This policy gives all employees of the Company direct access to the Audit Committee for concerns dealing with accounting practices, internal controls or other matters affecting the Company’s well being.

Corporate Governance Committee and Nominating Committee

The following four independent Directors were members of the Corporate Governance Committee: James Rifenbergh (Chairman), Robert Fetherstonhaugh, Cyril Ing and Steven Townsend.

The Company and the Corporate Governance Committee have developed a set of formal Corporate Governance Policies that are monitored on an ongoing basis to ensure that the Company is in compliance with its Corporate Governance Policies.

SunOpta Inc.	74	December 31, 2007 – 10-K

The Corporate Governance Committee, in its capacity as the Nominating Committee, concerns itself with the composition of the Board with respect to depth of experience, balance of professional interests, required expertise and other factors. The Nominating Committee evaluates prospective nominees identified on its own initiative or referred to it by other Board members, management, stockholders or external sources and all self-nominated candidates. The Nominating Committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other Board members, management and search companies. To be considered for membership on the Board, the Nominating Committee will consider certain necessary criteria that a candidate should meet, which would include the following: (a) be of proven integrity with a record of substantial achievement, (b) have demonstrated ability and sound judgment that usually will be based on broad experience but, particularly, industry experience; (c) be able and willing to devote the required amount of time to the Company’s affairs, including attendance at Board meetings, Board Committee meetings and annual stockholder meetings; (d) possess a judicious and critical temperament that will enable objective appraisal of management’s plans and programs; and (e) be committed to building sound, long-term Company growth. Evaluation of candidates occurs on the basis of materials submitted by or on behalf of the candidate. If a candidate continues to be of interest, additional information about her/him is obtained through inquiries to various sources and, if warranted, interviews.

A stockholder may recommend a person as a nominee for director by writing to the Secretary of the Company. Recommendations must be received by November 1, 2008 in order for a candidate to be considered for election at the 2009 Annual Meeting. Each notice of nomination should contain the following information: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated, or intended to be nominated, by the Board of Directors; and (e) the consent of each nominee to serve as a director of the Company if so elected.

The Governance Committee met formally three times during 2007. In addition, several telephonic meetings were held during the year for administrative matters connected to the responsibilities of this Committee.

Compensation Committee

The following independent Directors were members of the Compensation Committee: James Rifenbergh (Chairman), Robert Fetherstonhaugh, Cyril Ing and Steven Townsend.

The Company and the Compensation Committee have developed a set of formal Compensation and Benefits policies and practices that are monitored on an ongoing basis to ensure the Company is in compliance with its Corporate Governance Policies.

The function of the Corporate Compensation Committee is to determine the compensation of the CEO as well as to review and approve the compensation recommended by the CEO for certain Officers of the Company and to review overall general compensation policies for all employees of the Company. In addition, this Committee oversees the Stock Option Plan, Employee Stock Purchase Plans and any other incentive plans of the Company.

The Compensation Committee met formally two times during 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules of the SEC require our directors, certain officers and beneficial owners of more than 10% of the outstanding common stock to file reports of their ownership and changes in ownership of common stock with the SEC. Company employees generally prepare these reports on behalf of our executive officers on the basis of information obtained from them and review the forms submitted to us by our non-employee directors and beneficial owners of more than 10% of the common stock. Based on such information, we believe that all reports required by Section 16(a) of the Exchange Act to be filed by our directors, officers and beneficial owners of more than 10% of the common stock during or with respect to fiscal 2007 were filed on time.

SunOpta Inc.	75	December 31, 2007 – 10-K

Code of Ethics

The Company has a Code of Ethics policy applicable to all employees, including the Company’s CEO, Chief Operating Officer, Chief Financial Officer and all other persons performing similar functions, and all directors and consultants. A copy of the Code of Ethics policy is available, without charge, at www.sunopta.com or upon written request to the Company at SunOpta Inc., 2838 Bovaird Drive West, Brampton, Ontario, Canada, L7A 0H2. Attention: Information Officer. Any amendments to, or waivers of, the Code of Ethics which specifically relate to any financial professional will be disclosed promptly following the date of such amendment or waiver at www.sunopta.com.

Item 11. Executive Compensation

Overview and Philosophy

The Compensation Committee of the Board of Directors is responsible for making recommendations concerning salaries and incentive compensation for employees, including the Chief Executive Officer and other executive officers, and administering the Amended and Restated 2002 Stock Option Plan and the Employee Stock Purchase Plan. The Compensation Committee consists entirely of non-employee directors, within the meaning of Rule 16b-3 issued by the Securities and Exchange Commission, and “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code. During 2007, the Compensation Committee consisted of James Rifenbergh, Chair, Robert Fetherstonhaugh, Cyril Ing and Steven Townsend.

Executive Officers assess and recommend compensation levels based on third party data, changes in responsibility, internal equity and the individual’s overall contribution to the Company’s success. These recommendations are submitted to the Compensation Committee for decision and final approval.

This report addresses our compensation policies for the fiscal year ended December 31, 2007 as they affected the Chief Executive Officer and the other executive officers. The objectives of our executive compensation program are to:

  Attract and retain key executive officers critical to our long-term success;

  Align the executive officers’ interests with the interests of stockholders;

  Promote an ownership mentality among key leadership and the Board of Directors;

  Enhance the overall performance of SunOpta; and

  Recognize and reward individual performance and responsibility.

Compensation Program

Our executive compensation program generally consists of base salary, cash incentive compensation (“bonuses”) and long-term incentive compensation in the form of stock options and restricted stock grants. Executive officers also participate in benefit programs that are generally available to all our employees, including medical benefits, the Employee Stock Purchase Plan and the retirement savings plan (RRSP or 401K).

All compensation decisions are determined following a review of many factors that we believe are relevant, including third-party data, our achievements over the past year, the individual’s contributions to our success, any significant changes in role or responsibility, and the internal equity of compensation relationships.

In general, we intend that the overall total compensation opportunities provided to the executive officers should reflect competitive compensation for executive officers with corresponding responsibilities in comparable firms providing similar products and services. To the extent determined to be appropriate, we also consider general economic conditions, our financial performance, including corporate Net Income, Return on Equity and Return on Net Assets, and individual merit in setting compensation policies for our executive officers.

We regularly assess, with the assistance of outside compensation consultants including OCG, Mercer and Towers Perrin, the competitiveness of our total compensation program, including base salaries, annual cash incentives and long-term stock-based incentives. Data for external comparisons are drawn from a number of sources, including the publicly available disclosures of selected comparable firms with similar products and national compensation surveys of companies of similar size or industry.

SunOpta Inc.	76	December 31, 2007 – 10-K

For the fiscal year ended December 31, 2007, we reviewed the appropriate mix between salary and other forms of compensation and set annual compensation guidelines for our executive officers.

Base Compensation

Steven Bromley was appointed President and Chief Executive Officer in February 2007. Mr. Bromley’s base compensation was set at CDN $400,000 and was subsequently adjusted to CDN $430,000 effective January 1, 2008. Mr. Bromley was awarded 10,000 common shares of restricted stock to be granted in equal installments over a four year period commencing at the time of his appointment to CEO and thereafter on each anniversary. Mr. Bromley has an employment agreement with the Company commencing February 1, 2007 until February 1, 2012.

The Company commissioned an independent consulting firm to review the compensation levels paid to executive officers. The consultant used the Mercer Executive Compensation Survey (non-durable manufacturing) as well as compensation data for Agricore United, CoolBrands, Humpty Dumpty and Maple Leaf Foods in establishing a comparative set. For fiscal 2007, compensation for executive officers was set within the range of this compensation review for executive officers with comparable qualifications, experience and responsibilities at other companies in the same or similar businesses, based on the determination of management and approved by the Compensation Committee. Base compensation was also determined in light of a particular individual’s contribution as a whole, including the ability to motivate others, develop the necessary skills to grow, recognize and pursue new business opportunities and initiate programs to enhance the Company’s growth and improve shareholder value.

Short Term Incentives

Short term incentives for executives and management are provided through an annual bonus plans based on the performance of the business. The objectives of these plans are to align the behavior of executives and management with the overall strategy of the business and shareholder interests. The Company commissioned an independent consulting firm to review the bonus levels of executives and management and the eligibility levels for management. Eligible participants could receive an annual bonus based on the actual performance of four criteria: consolidated net income; consolidated return on equity; consolidated return on net assets and Group operating income, all compared to pre-set targets.

Long-Term Incentives

Long-term incentives for executive officers and key employees are provided through individual stock ownership, the Employee Stock Purchase Plan and the Amended and Restated 2002 Stock Option Plan. The objectives of these plans are to align executive and shareholder long-term interests by creating a strong and direct link between executive compensation and shareholder return, and to enable executive officers to develop and maintain a significant, long-term stock ownership position in our common stock. Stock options are usually granted annually to our executive officers and certain key employees. In selecting executive officers eligible to receive stock options and determining the amount and frequency of such grants, we evaluate a variety of factors, including the following: (i) the job level of the executive officer; (ii) stock option grants awarded by competitors to executive officers at a comparable job level; and (iii) past, current and prospective service rendered, or to be rendered, by the executive officer.

Limitations on Deductions

Section 162(m) of the Internal Revenue Code limits the deductibility of executive compensation paid to our Chief Executive Officer and the four other most highly compensated executive officers to $1,000,000 per year, but contains an exception for certain performance-based compensation. For the fiscal year ended December 31, 2007, grants of stock options under the Amended and Restated 2002 Stock Option Plan satisfy the requirements for deductible compensation for employees residing in the U.S. While our general policy is to preserve the deductibility of most compensation paid to executive officers, we authorize payments that may not be deductible if we believe they are in the best interests of SunOpta and its shareholders.

SunOpta Inc.	77	December 31, 2007 – 10-K

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has served as one of our officers or employees at any time over the past year. None of our executive officers serve as a member of the Compensation Committee of any other company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serve as a member of the Board of Directors of any other company that has an executive officer serving as a member of our Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in the Company’s annual report on Form 10-K, filed pursuant to Section 13 and Section 15(d) of the Exchange Act. Based on the reviews and discussions referred to above the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s annual report on Form 10-K.

Compensation Committee:
James Rifenbergh
Robert Fetherstonhaugh
Cyril Ing
Steven Townsend

Effective February 1, 2007, the Company appointed Mr. Steven Bromley, President and Chief Executive Officer, and the parties entered into an employment agreement. The terms of the agreement are for five years commencing February 1, 2007 until February 1, 2012. Mr. Bromley’s employment agreement is disclosed as an exhibit to this filing. Mr. Bromley will transition out of his role as Chief Executive Officer by December 31, 2008.

Effective January 2, 2007 Mr. Joseph Riz was appointed Executive Vice President of SunOpta. Mr. Riz’s employment agreement is disclosed as an exhibit to this filing. Mr. Riz resigned his position effective May 31, 2008, and will remain available to the Company through December 2008.

The following table sets forth all remuneration paid by the Company and its subsidiaries during the last three years ended December 31, 2007, 2006, and 2005 to its CEO, CFO and top three other most highly compensated executive officers:

Annual Compensation	Awards
Name and Principal Occupation	Year	Salary	Bonus	Other Annual Compensation (1)	Auto (2)	Option Awards (3)	Total Compensation
Jeremy N. Kendall (3)(4)(5) Chairman, former CEO	2007 2006 2005	$147,317 $433,651 $330,133	$97,694 - -	$32,108 $17,119 $12,968	$15,966 $14,911 $10,516	$67,300 - $89,609	$360,385 $465,681 $443,226
Steven R. Bromley (3)(4) Director and President & CEO	2007 2006 2005	$367,904 $299,219 $268,233	$56,174 - -	$14,642 $9,647 $8,017	$14,913 $14,374 $13,450	$341,300 - $251,654	$794,933 $323,240 $541,354
John H. Dietrich (4) Vice President & CFO	2007 2006 2005	$279,126 $201,152 $182,399	$31,262 - $9,079	$13,605 $11,233 $7,134	$22,454 $16,097 $15,426	$67,300 - $154,427	$413,747 $228,482 $368,465
Allan Routh Director and President, SunOpta Grains & Foods Group	2007 2006 2005	$229,221 $215,000 $200,000	- - -	$3,515 $4,300 $4,000	$3,535 $3,713 $3,713	$67,300 - $65,084	$303,571 $223,013 $272,797
Joe Riz, (4) Director and Executive Vice	2007	$308,618	-	$10,372	$16,471	$341,300	$676,761
President
Arthur J. McEvily Vice President, Technology and Innovation	2007 2006 2005	$262,709 $246,000 $240,875	- - -	$3,000 $3,000 $3,000	- - -	$67,300 - $65,084	$333,009 $249,000 $308,959

SunOpta Inc.	78	December 31, 2007 – 10-K

(1)	Other Annual Compensation represents taxable benefits, life insurance, retirement savings contributions, and director fees.
(2)	Represents taxable automobile use or reimbursement of costs
(3)

Amounts calculated for the fair value of options utilize the provisions of Statement of Financial Accounts Standards (“SFAS”) No. 123R, “Share-based Payments. The full grant date fair value, computed in accordance with FAS 123R, of the awards granted to each officer during the fiscal year.

(4)	These officers are paid in Canadian dollars. The compensation has been converted to U.S. dollars using the average annual exchange rate applicable for each year.
(5)

Mr. Kendall retired as CEO effective February 1, 2007. This compensation reflects regular salary for January, amounts payable as Chairman and consulting fees thereafter, and director fees paid following his retirement as CEO.

GRANTS OF PLAN BASED AWARDS

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Exercise on Base price of Options Awards (US$/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Jeremy N. Kendall – Chairman, former CEO	8/8/2007	10,000	-	$12.31	$67,300
Steven R. Bromley – President & CEO	8/8/2007 2/1/2007	10,000 50,000	- - 2,500	$12.31 $10.86	$67,300 $274,000 $29,000
John H. Dietrich – Vice President & CFO	8/8/2007	10,000	-	$12.31	$67,300
Allan Routh – President, Grains & Foods Group	8/8/2007	10,000	-	$12.31	$67,300
Joe Riz – Director and Executive Vice President	8/8/2007 2/1/2007	10,000 50,000	- - 2,500	$12.31 $10.86	$67,300 $274,000 $28,000
Art McEvily –Vice President, Technology and Innovation	8/8/2007	10,000	-	$12.31	$67,300

(1)

Amounts calculated for the fair value of options utilize the provisions of Statement of Financial Accounts Standards (“SFAS”) No. 123R, “Share-based Payments.” The full grant date fair value, computed in accordance with FAS 123R, of the awards granted to each officer during the fiscal year.

(2)	The potential realizable value is calculated based upon the term stock award at its time of issue. It is calculated assuming that the stock price on the date of issue.

SunOpta Inc.	79	December 31, 2007 – 10-K

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards				Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Stock That Have Not yet Vested (#)(1)
Jeremy N. Kendall – Chairman, former CEO	08/08/2005 08/06/2004 05/13/2004 08/08/2007	10,000 10,000 40,000	10,000	$5.71 $6.93 $7.69 $12.31	08/08/2010 08/06/2009 05/13/2009 08/08/2013	-	-
Steven R. Bromley – Director and President & CEO	09/29/2003 08/06/2004 01/21/2005 08/08/2005 12/08/2005 02/01/2007 08/08/2007	25,000 10,000 50,000 10,000 25,000 10,000 -	- - - - - 40,000 10,000	$5.50 $5.71 $6.54 $6.93 $9.11 $10.86 $12.31	09/29/2008 08/06/2009 01/21/2010 08/08/2010 12/08/2010 02/01/2012 08/08/2013	7,500	$100,125
John H. Dietrich – Vice President & CFO	12/08/2005 08/08/2005 01/21/2005 08/06/2004 09/29/2003 8/08/2007	25,000 10,000 20,000 10,000 15,000 -	10,000	$5.50 $5.71 $6.54 $6.93 $9.11 $12.31	12/08/2010 08/08/2010 01/21/2010 08/06/2009 09/29/2008 08/08/2012	-	-
Allan Routh – Director and President SunOpta Grains & Foods Group	12/10/2003 12/08/2005 08/08/2005 08/06/2004 12/10/2003 08/08/2007	10,000 15,000 10,000 10,000 10,000 -	- - - - - 10,000	$7.42 $5.50 $5.71 $6.93 $7.42 $12.31	12/10/2008 12/08/2010 08/08/2010 08/06/2009 12/10/2008 08/08/2012	-	-
Joseph Riz – (2) Director and Executive Vice President	12/10/2003 12/09/2004 12/08/2005 02/01/2007 08/08/2007	7,000 7,000 7,000 10,000 -	- - - 40,000 10,000	$5.50 $5.96 $7.41 $10.86 $12.31	12/10/2008 12/09/2009 12/08/2010 02/01/2012 08/08/2013	7,500	$100,125
Art McEvily – Vice President, Technology and Innovation	03/20/2003 12/08/2005 08/08/2005 08/06/2004 08/08/2007	11,000 9,000 10,000 10,000 -	- - - - 10,000	$3.72 $5.50 $5.71 $6.93 $12.31	03/20/2008 12/08/2010 08/08/2010 08/06/2009 08/08/2013	-	-

(1)

These amounts represent the closing price of the Company’s common shares on the last trading day of the year on the NASDAQ Global Select Market. On December 31, 2007, the closing price was U.S. $13.35.

(2)	Restricted stock that has not vested was forfeited due to Mr. Riz’s resignation from the Company.

SunOpta Inc.	80	December 31, 2007 – 10-K

Aggregate Option Exercises during the year ended December 31, 2007 and Option Values at December 31, 2007

The following table details certain information concerning stock options held by the named executive officers during fiscal year ended December 31, 2007:

Name	Number of Shares acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Jeremy N. Kendall – Chairman, former CEO	8,000	$78,719
Steven R. Bromley – President & CEO	75,000	$711,621
John H. Dietrich – Vice President & CFO	15,000	$123,050
Allan Routh – Director and President SunOpta Grains & Foods Group	0	0
Joseph Riz – Executive Vice President	0	0
Art McEvily – Vice President, Technology and Innovation	0	0

(1)

Value Realized on Exercise is calculated as the difference between the total fair market value of the shares on the date of exercise (using the closing market price on the date preceding the exercise date), less the total option price paid for the shares.

Payments on Termination or Change in Control

In 2007, the Company entered into Employment Agreements with Mr. Bromley and Mr. Riz. These agreements provide for certain benefits upon an involuntary termination of employment, other than for cause, or after a “Triggering Event.” In 2007, the Company modified Mr. Dietrich’s employment conditions by providing certain benefits upon an involuntary termination of employment, other than for cause, or after a “Triggering Event.” A Triggering Event includes a merger of the Company with and into an unaffiliated corporation if the Company is not the surviving corporation or the sale of all or substantially all of the Company’s assets. The benefits to be received by the executive officers whose employment is terminated after a Triggering Event occurs include: receipt of a lump sum severance payment equal to two years for Mr. Bromley and eighteen months for Mr. Dietrich and Mr. Riz. Also, bonus based upon average bonus over the preceding two (2) years and participation in certain Company wide benefit plans, for the term of the severance period. This also includes immediate vesting of any outstanding stock options granted to such executive officer.

If an involuntary termination of employment, other than for cause, or a Triggering Event and termination of employment had occurred as of December 31, 2007, we estimate that the value of the benefits under the Employment Agreements and termination benefits would have been as follows:

Name	Lump Sum Severance Payment	Continuation of Insurance Benefit	Accelerated Vesting of Stock Options (1) and Stock Grants
Steven R. Bromley	$968,000	$96,000	$1,018,000
Joseph Riz	$598,500	$63,000	$235,025
John H. Dietrich	$513,000	$54,000	$547,000

(1)

These amounts represent the difference between the exercise price of the stock options and the closing price of the Company’s common shares on the last trading day of the year on the NASDAQ Global Select Market. On December 31, 2007, the closing price was U.S. $13.35.

(2)

Mr. Riz resigned from the Company effective May 31, 2008, he will be available to the Company and paid through December 31, 2008. He will receive no additional payment or benefits under his employment agreement.

SunOpta Inc.	81	December 31, 2007 – 10-K

Director Compensation

In addition to annual grants of options, Directors who are not Company employees receive an annual retainer of CDN $10,000, a directors fee of CDN $1,500 for each Board meeting attended in person as well as CDN $750 for participating in committee meetings and telephone meetings. In addition, all Directors are reimbursed for travel and administrative expenses to attend meetings and manage their Board responsibilities. The Corporate Governance Chairman and the Compensation Committee Chairman receive U.S. $7,500 and the Audit Committee Chairman receives U.S. $20,000 for their additional responsibilities.

On August 8, 2007, the Directors listed below received an annual grant of 10,000 stock options exercisable at a price of U.S. $12.31.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total (1) ($)
Jeremy N. Kendall	16,282	67,300	83,582
Kathy Houde	23,261	67,300	90,561
Stephen Bronfman	14,887	67,300	82,187
Rob Fetherstonhaugh	25,354	67,300	92,654
Steven Townsend	45,170	67,300	112,470
Jim Rifenbergh	33,900	67,300	101,200
Cyril Ing	26,982	67,300	94,282

(1)

Amounts calculated for the fair value of options utilize the provisions of Statement of Financial Accounts Standards (“SFAS”) No. 123R, “Share-based Payments. The full grant date fair value, computed in accordance with FAS 123R, of the awards granted to each officer during the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning share ownership of all persons as known by the Company to own beneficially 5% or more of the Company’s outstanding Common Shares and all directors and officers of the Company as a group as of June 30, 2008:

Name and Address of Holder	Class of Share	Amount of Ownership	Percent Ownership (1)
Sustainable Assets Management AG Seefeldstrasse 215 CH 8008, Zurich	Common	4,746,372	7.39%
Harris Financial Corp. 111 W. Monroe Street PO Box 755 Chicago, Il 60690	Common	4,375,189	6.82%
All Directors and Executive Officers as a group (eleven)	Common	1,429,275	2.2%

(1)	Percentage ownership is calculated based on total Common Shares outstanding at June 30, 2008 of 64,214,373. This total does not include warrants or options that have vested or have not yet vested.

SunOpta Inc.	82	December 31, 2007 – 10-K

Name Directors:	Class of Shares	Number of Shares Beneficially Owned/Number of Vested Options (2) (3)	Total	Percentage Ownership (1)
Jeremy Kendall	Common	477,791 / 62,000	539,791	*
Steven Bromley (3)	Common	87,059 / 142,000	229,059	*
Cyril A. Ing	Common	42,335 / 25,000	67,335	*
James Rifenbergh	Common	230,000 / 25,000	255,000	*
Allan Routh	Common	454,781 / 57,000	511,781	*
Katrina Houde	Common	22,000 / 25,000	47,000	*
Robert Fetherstonhaugh	Common	16,000 / 25,000	41,000	*
Steven Townsend	Common	16,000 /4,000	20,000	*
Joseph Riz	Common	36,100 /43,000	79,100	*
John Dietrich	Common	16,884 / 82,000	98,884	*
Arthur McEvily	Common	30,325 / 31,000	61,325	*
All Directors and Executive Officers as a group (eleven)	Common	1,429,275 / 521,000	1,950,275	3.0%

(1)	Percentage ownership is calculated based on 64,214,373 total common shares outstanding at June 30, 2008 (* indicates less than 1%).
(2)	The exercise price of vested options range from $3.04 to $11.66.
(3)	The number includes vested options that will become exercisable within 60 days of June 30, 2008.

Securities authorized for issuance under equity compensation plans are described in the table below.

			Number of securities
			remaining available
			for future
			issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon	exercise price	plans (excluding
	exercise of	of outstanding	securities reflected
	outstanding options,	options	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by
security holders
Stock option plan	1,846,130	6.77	1,716,660
Employee stock purchase plan	n/a	n/a	661,689
Equity compensation plans not approved by
security holders	-	-	-

Total	1,846,130	6.77	2,378,349

Item 13. Certain Relationships and Related Transactions, Director Independence

SunOpta has completed many acquisitions of privately held companies over the last five years. Many of the former owners continue to be employed by SunOpta and continue to manage the operations which they have sold to us. In certain circumstances there continues to be commercial relationships between the acquired company and the employee or a company controlled by the employee. These relationships include facilities leased by SunOpta and purchases and sales of product. The Company oversees and monitors all related party transactions from its Corporate office. All transactions are at commercial rates and are described in note 15 of the 2007 Consolidated Financial Statements.

SunOpta Inc.	83	December 31, 2007 – 10-K

Director Independence

The Company is governed by our Board of Directors. In accordance with the Company’s Corporate Governance Policies, at least a majority of our Board must consist of independent directors. For a director to be considered independent, our Board must determine that the director does not have any direct or indirect material relationship with the Company. Our Board has established guidelines to assist it in determining director independence, which conform to the independence requires in the NASDAQ listing standards. In addition to applying these guidelines, our Board considers all relevant facts and circumstances in making an independence determination. With the exception of Messrs. Jeremy Kendall, Steve Bromley, Allan Routh and Joe Riz, each of the directors is independent.

All members of the Company’s standing Audit Committee, Compensation Committee, and Corporate Governance Committee must be independent directors as defined in the Company’s Corporate Governance Policies. Members of the Audit Committee must also satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from the company or any of its subsidiaries other than their directors’ compensation.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees paid or payable relating to the audit of 2007 and 2006 consolidated financial statements and the fees billed for other services including:

Fee Category	Fiscal 2007	Fiscal 2006

Audit Fees	$3,874,000	$1,073,000
Audit-Related Fees	$276,000	70,000
Tax Fees	$371,000	$395,000
Other Fees	$150,000	$140,000

Total Fees	$4,671,000	$1,678,000

Total Fees

Fees Paid to PricewaterhouseCoopers (“PwC”)

The following fees were billed to the Company by PwC or accrued by the Company for services rendered during the fiscal years ended December 31, 2007 and December 31, 2006:

Audit Fees: These amounts relate to the annual audit of the Company’s consolidated financial statements included in the Company’s Annual Reports on Form 10-K, annual audits of the effectiveness of the Company’s internal control over financial reporting, reviews of interim financial statements included in the Company’s Quarterly Reports on Form 10-Q, and restated Quarterly Reports on Form 10-QA, services normally provided by the independent registered public accounting firm in connection with statutory or regulatory filings or its engagement for the indicated fiscal year, statutory audits of certain Company’s subsidiaries, and services relating to filings under the Exchange Act. The amounts noted above included out-of-pocket expenses.

Audit-Related Fee: These amounts relate to assistance on acquisitions or divestitures and other audit-related projects.

Tax Fees: These amounts relate to professional services for tax compliance, tax advice and tax planning.

All Other Fees: These amounts relate to all products and services provided to the Company by PwC other than services disclosed in the categories above. These fees include work completed on the equity offering completed by the Company in the first quarter of 2007 and the preferred share offering completed by SunOpta BioProcess in the second quarter of 2007.

SunOpta Inc.	84	December 31, 2007 – 10-K

Pre-Approval of Audit and Non-Audit Services

The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services that may be provided by the Company’s independent registered public accounting firm. The Committee’s policy is to pre-approve all audit and permissible non-audit services provided by PwC prior to the engagement with the exception that management is authorized to engage PwC in respect of services to the extent that (a) each individual engagement is not more than $25,000, and (b) the aggregate for all engagements does not exceed $75,000. These services are to be approved at the next scheduled audit committee meeting. Any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated to its Chair authority to pre-approve proposed audit and non-audit services that arise between Audit Committee meetings, provided that the decision to approve the service is presented at the next scheduled Audit Committee meeting. All audit and non-audit services performed by PwC during the fiscal year ended December 31, 2007 were approved in accordance with this policy. These services have included audit services, audit-related services, tax services and all other fees as described above.

Item 15. Exhibits and Financial Statement Schedules.

Exhibits

3i(a)

Amalgamation of Stake Technology Ltd. and 3754481 Canada Ltd. (formerly George F. Pettinos (Canada) Limited) (incorporated herein by reference to the Company’s Form 10-KSB, SEC File No. 0-9989, for the year ended December 31, 2000, Exhibit 3.1).

3i(b)

Certificate of Amendment dated October 31, 2003 to change the Company’s name from Stake Technology Ltd. to SunOpta Inc. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, SEC File No. 0- 9989).

3i(c)

Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd. dated January 1, 2004. (incorporated by reference to the Company’s Form 10- K for the year ended December 31, 2004, SEC File No. 0-9989).

3i(d)

Articles of Amalgamation of SunOpta Inc. and 6319734 Canada Inc., 4157656 Canada Inc. Kofman-Barenholtz Foods Limited dated January 1, 2005. (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2006, SEC File No. 0-9989).

SunOpta Inc.	85	December 31, 2007 – 10-K

3i(e)	Articles of Amalgamation of SunOpta Inc. and 4307623 Canada Inc., dated January 1, 2006 **

3i(f)	Articles of Amalgamation of SunOpta Inc. and 4208862 SunOpta Food Ingredients Canada Ltd., 4406150 Canada Inc. and 4406168 Canada Inc. dated January 1, 2007 **

3i(g)	Articles of Amalgamation of SunOpta Inc. and 4460596 Canada Inc. Dated January 1, 2008. **

3ii	Bylaw No. 14 approved by shareholders – June 17, 1997 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31 1997, SEC File No. 0-9989, Exhibit 3.3).

4.1	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 7, 2007, SEC File No. 0-9989, Exhibit 4.1).

4.2

Registration Rights Agreement, dated June 7, 2007 among SunOpta BioProcess Inc. and Purchasers listed thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 7, 2007, SEC File No. 0-9989, Exhibit 4.2).

10C.	1998 Stock Option Plan dated December 12, 1997 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 1998, SEC File No. 0-9989, Exhibit 10.16).

10D.	1999 Stock Option Plan dated February 18, 1999 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 1999, SEC File No. 0-9989, Exhibit 10.19).

10E.	2001 Stock Option Plan dated March 13, 2001 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 2001, SEC File No. 0-9989, Exhibit 10.14).

10F.	2002 Stock Option Plan dated March 26, 2002, as amended and restated April 2007 (incorporated by reference to Form S-8 filed on July 24, 2007, SEC File No. 333-144827).

10G.	Employee Stock Purchase Plan dated May 7, 2003 (incorporated by reference to the proxy statement filed on May 6, 2003, SEC File No. 0-9989).

10H.

Employment Agreement dated October 1, 2001 between the Company and Mr. Jeremy Kendall (incorporated by reference to the Company’s Form 10-K/ A-3 for the year ended December 31, 2003, SEC File No. 0-9989, filed on July 2, 2003, SEC file No. 0-9989, Exhibit 10.1).

10I (i)	Employment Agreement dated January 2, 2007 between the Company and Mr. Joseph Riz. **

10I (ii)	Separation and general release agreement dated May 30, 2008 between the Company and Mr. Joseph Riz.**

10J.	Employment Agreement dated February 1, 2007 between the Company and Mr. Steven Bromley. **

SunOpta Inc.	86	December 31, 2007 – 10-K

10K.

Asset Purchase Agreement, dated June 7, 2007 by and between SunOpta BioProcess Inc. and SunOpta, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 7, 2007, SEC File No. 0-9989, Exhibit 10.1).

10L.

Asset Purchase Agreement, dated June 7, 2007 by and between SunOpta BioProcess Inc., SunOpta, Inc., and purchaser listed thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 7, 2007, SEC File No. 0-9989, Exhibit 10.2).

10M.

Fourth Amended and Restated Credit Agreement dated July 7, 2007 among SunOpta Inc. (the “Company”), certain affiliates of the Company, Bank of Montreal, as Agent and Harris Trust and Savings Bank as U.S. Security Agent and other Lenders within the lending group. (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 11, 2007, SEC File No. 0- 9989, Exhibit 10.1).

10N.

Waiver agreement dated April 30, 2008 among SunOpta Inc. (the “Company”), certain affiliates of the Company, Bank of Montreal, as Agent and Harris N.A. as U.S. Security Agent and other Lenders within the lending group.**

10O.

Second waiver and amending agreement dated July 11, 2008 among SunOpta Inc. (the “Company”), certain affiliates of the Company, Bank of Montreal, as Agent and Harris N.A. as U.S. Security Agent and other Lenders within the lending group.**

21	List of subsidiaries - Exhibit 21 **

23.1	Consent of Pricewaterhouse Coopers LLP, Chartered Accountants. **

31.1	Certification by Chief Executive Officer pursuant to SEC Release No. 33-8238 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification by Chief Financial Officer pursuant SEC Release No. 33-8238 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

** Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ JOHN DIETRICH

John Dietrich
Vice President and Chief Financial Officer

Date: July 21, 2008

SunOpta Inc.	87	December 31, 2007 – 10-K

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints, jointly and severally, Steven R. Bromley and John H. Dietrich, and each of them, as the true and lawful attorney or attorneys-in-fact, with full power of substitution and resubstitution, for each of the undersigned and in the name, place and stead of each of the undersigned, to sign on behalf of each of the undersigned any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting to said attorney or attorneys-in-fact, and each of them, full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney or attorneys-in-fact or any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeremy N. Kendall Jeremy N. Kendall	Chairman and Director	July 21, 2008
/s/ Steven R. Bromley Steven R. Bromley	President, Chief Executive Officer and Director, (Principal Executive Officer)	July 21, 2008
/s/ John Dietrich John Dietrich	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 21, 2008
/s/ Cyril A. Ing Cyril A. Ing	Director	July 21, 2008
/s/ Joseph Riz Joseph Riz	Director	July 21, 2008
/s/ Jim Rifenbergh Jim Rifenbergh	Director	July 21, 2008
/s/ Allan Routh Allan Routh	Director	July 21, 2008
/s/ Katrina Houde Katrina Houde	Director	July 21, 2008
/s/ Robert Fetherstonhaugh Robert Fetherstonhaugh	Director	July 21, 2008
/s/ Steven Townsend Steven Townsend	Director	July 21, 2008

* By his signature set forth below, John Dietrich, pursuant to a duly executed power of attorney filed with the Securities and Exchange Commission as an exhibit to this report, has signed this report on behalf of and as Attorney-In-Fact for this person.

SunOpta Inc.	88	December 31, 2007 – 10-K

SunOpta Inc.
Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005
(expressed in thousands of U.S. dollars)

- F1 -

Report of Independent Registered Public Accounting Firm

To the Shareholders of SunOpta Inc.

We have completed integrated audits of SunOpta Inc.’s 2007, 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2007. Our opinions, based on our audits, are presented below.

Consolidated financial statements

We have audited the accompanying consolidated balance sheets of SunOpta Inc. as of December 31, 2007 and December 31, 2006, and the related consolidated statements of earnings and comprehensive income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109". In addition, as disclosed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard ("SFAS") 123(R), "Share-Based Payments" in 2006 which changed its method of accounting for stock-based compensation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Internal control over financial reporting

We have also audited SunOpta Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

- F2 -

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Baja California Congelados, S.A de C.V, Congeladora del Rio, S.A. de C.V., Newco a.s and Neo-Nutritionals Inc. from its assessment of internal control over financial reporting as of December 31, 2007 because these entities were acquired by the Company in purchase business combinations during 2007. We have also excluded Baja California Congelados, S.A de C.V., Congeladora del Rio, S.A. de C.V., Newco a.s and Neo Nutritionals Inc. from our audit of internal control over financial reporting. These entities collectively represent 5.3% ($29,712) of consolidated total assets and 1.1% ($8,628) of consolidated revenues as of December 31, 2007.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As at December 31, 2007, material weaknesses relating to the control environment, information technology, inventory costing and valuation, inventory held at third parties, period-end reporting and application of generally accepted accounting principles were identified as described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.

We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We do not express an opinion or any other form of assurance on management’s statement referring to "Remediation of Material Weaknesses in Internal Control over Financial Reporting", appearing under Item 9A of Form 10-K.

(signed) PricewaterhouseCoopers LLP

Chartered Accountants, Licensed Public Accountants

Mississauga, Ontario
July 17, 2008

- F3 -

SunOpta Inc.
Consolidated Statements of Earnings and Comprehensive Income
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

	2007	2006	2005
	$	$	$

Revenues	804,494	598,026	426,101

Cost of goods sold	676,360	496,292	354,603

Gross profit	128,134	101,734	71,498

Warehousing and distribution expenses	20,899	16,114	13,455
Selling, general and administrative expenses	97,911	59,272	41,498
Intangible asset amortization	4,201	2,864	1,338
Other expense, net (note 19)	1,187	1,147	1,969
Foreign exchange	(539)	186	(1,341)

Earnings before the following	4,475	22,151	14,579

Dilution gain (note 20)	693	-	5,540
Goodwill impairment (note 7)	(996)	-	-
Interest expense, net (note 10)	(8,823)	(7,021)	(3,417)

(Loss) earnings before income taxes	(4,651)	15,130	16,702

(Recovery of) provision for income taxes (note 13)	(6,101)	3,129	2,566

Earnings before minority interest	1,450	12,001	14,136

Minority interest	1,043	1,042	578

Earnings for the year	407	10,959	13,558

Other comprehensive income (loss) for the year	11,759	(933)	1,644

Comprehensive income for the year	12,166	10,026	15,202

Earnings per share (note 12)

Basic	0.01	0.19	0.24

Diluted	0.01	0.19	0.24

(See accompanying notes to consolidated financial statements.)

- F4 -

SunOpta Inc.
Consolidated Balance Sheets
As at December 31, 2007 and 2006
(Expressed in thousands of U.S. dollars)

	2007	2006
	$	$

Assets (note 10)

Current assets
Cash and cash equivalents (note 21)	30,302	954
Accounts receivable (note 4)	87,729	73,599
Inventories (note 5)	182,729	126,736
Prepaid expenses and other current assets	10,201	8,129
Current income taxes recoverable	1,491	1,829
Deferred income taxes (note 13)	1,749	1,824
	314,201	213,071

Property, plant and equipment (note 6)	116,389	87,487
Goodwill (note 7)	55,503	50,521
Intangible assets (note 7)	62,076	46,879
Deferred income taxes (note 13)	14,110	5,615
Other assets	2,261	1,157
	564,540	404,730
Liabilities

Current liabilities
Bank indebtedness (note 9)	58,806	40,663
Accounts payable and accrued liabilities (note 8)	93,462	80,851
Customer and other deposits	1,300	957
Current portion of long-term debt (note 10)	13,119	8,433
Current portion of long-term liabilities	1,304	1,736
	167,991	132,640

Long-term debt (note 10)	85,595	69,394
Long-term liabilities	3,275	3,607
Deferred income taxes (note 13)	11,430	12,156
	268,291	217,797

Minority interest	13,863	10,230

Preferred shares of subsidiary company (note 3)	27,409	-

Shareholders’ Equity

Capital stock (note 11)	176,547	112,318
Authorized
Unlimited common shares without par value
Issued
64,149,593 (2006 – 57,672,053) common shares
Additional paid in capital	5,967	4,188
Retained earnings	51,845	51,338
Accumulated other comprehensive income	20,618	8,859
	254,977	176,703
	564,540	404,730
Commitments and contingencies (note 16)
Subsequent events (note 23)

(See accompanying notes to consolidated financial statements.)

- F5 -

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars)

				Accumulated
		Additional		other
	Capital	paid in	Retained	comprehensive
	stock	capital	earnings	income	Total
	$	$	$	$	$

Balance at December 31, 2004	105,794	3,330	26,821	8,148	144,093

Options exercised	370	-	-	-	370
Employee stock purchase plan	576	-	-	-	576
Share purchase buyback	(62)	(95)	-	-	(157)
Earnings for the year	-	-	13,558	-	13,558
Currency translation adjustment	-	-	-	1,644	1,644

Balance at December 31, 2005	106,678	3,235	40,379	9,792	160,084

Warrants exercised	60	-	-	-	60
Options exercised	3,842	-	-	-	3,842
Employee stock purchase plan	599	-	-	-	599
Shares issued in relation to an acquisition (note 2)	1,139	-	-	-	1,139
Stock-based compensation, including tax benefit of $397	-	953	-	-	953
Earnings for the year	-	-	10,959	-	10,959
Currency translation adjustment	-	-	-	(933)	(933)

Balance at December 31, 2006	112,318	4,188	51,338	8,859	176,703

Warrants issued and exercised	8,263	-	-	-	8,263
Options exercised	3,201	-	-	-	3,201
Employee stock purchase plan and compensation grants	883				883
Equity offering (note 11(d))	51,882	-	-	-	51,882
Stock-based compensation, including tax benefit of $912	-	1,779	-	-	1,779
Adoption of new accounting policy (note 13)	-	-	100	-	100
Earnings for the year	-	-	407	-	407
Currency translation adjustment	-	-	-	12,044	12,044
Change in fair value of interest rate swap	-	-	-	(285)	(285)

Balance at December 31, 2007	176,547	5,967	51,845	20,618	254,977

(See accompanying notes to consolidated financial statements.)

- F6 -

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars)

	2007	2006	2005
Cash provided by (used in)	$	$	$
Operating activities
Earnings for the year	407	10,959	13,558
Items not affecting cash
Amortization	15,058	11,701	8,326
Deferred income taxes	(8,752)	72	776
Minority interest	1,043	1,042	578
Write-off of other assets	1,005	-	-
Goodwill impairment (note 7)	996	-	-
Stock-based compensation	867	556	-
Loss on disposal of property, plant and equipment	663	-	-
Write-off of legal receivable (note 19(b))	501	-	1,010
Loss on fair value of interest rate swap at inception	254	-	-
Non-cash interest accretion	217	-	-
Dilution gain (note 20)	(693)	-	(6,516)
Other	744	(11)	749
Changes in non-cash working capital, net of businesses acquired (note 14)	(47,387)	(14,815)	(26,006)
	(35,077)	9,504	(7,525)

Investing activities
Acquisition of companies, net of cash acquired	(21,319)	(33,188)	(20,920)
Purchases of property, plant and equipment, net	(29,686)	(10,911)	(14,165)
Proceeds from sale of property, plant and equipment	65	193	656
Purchase of patents, trademarks and other intangible assets	(1,805)	(95)	(274)
Increase in other assets	(1,076)	-	-
Other	(282)	2,605	-
	(54,103)	(41,396)	(34,703)

Financing activities
Increase in line of credit facilities	18,011	12,666	7,461
Proceeds from issuance of preferred shares by subsidiary (note 3)	27,954	-	14,294
Borrowings under long-term debt	33,216	15,373	25,221
Repayment of long-term debt	(21,127)	(4,534)	(6,602)
Payment of deferred purchase consideration	(2,156)	(356)	(1,027)
Proceeds from issuance of common shares, net of issuance costs	54,989	4,501	946
Proceeds from exercise of warrants	7,501	-	-
Other	(357)	(390)	(984)
	118,031	27,260	39,309

Foreign exchange gain on cash held in foreign currency	497	131	293

Increase (decrease) in cash and cash equivalents during the year	29,348	(4,501)	(2,626)

Cash and cash equivalents - beginning of year	954	5,455	8,081

Cash and cash equivalents - end of year	30,302	954	5,455

Supplemental cash flow information (notes 14 and 21)

(See accompanying notes to consolidated financial statements.)

- F7 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

1.

Description of business and significant accounting policies

SunOpta Inc. (the "Company" or "SunOpta") was incorporated under the laws of Canada on November 13, 1973. The Company operates high-growth businesses, focused on a healthy products portfolio that promotes the health and well-being of its communities and environmental responsibility. The Company has three segmented operating groups, the largest being the SunOpta Food Group, accounting for approximately 90% of 2007 consolidated revenues. The group operates in the rapidly growing natural, organic, kosher and specialty foods and natural health product sectors via its operations throughout North America, which utilize a number of vertically integrated business models to bring cost-effective and quality products to market. In addition to the SunOpta Food Group, the Company owns approximately 66.6% of Opta Minerals Inc. ("Opta Minerals"). Opta Minerals, representing approximately 9% of consolidated revenues, is a vertically integrated provider of customer process solutions and industrial minerals products for use primarily in the steel, foundry, loose abrasive cleaning, roof shingle granule and water filtration industries. SunOpta BioProcess Inc. ("SunOpta BioProcess"), representing less than 1% of 2007 consolidated revenues, provides equipment and process solutions for the biomass conversion industry, from process development and design through the sale of proprietary biomass processing technology and the planned investment in cellulosic ethanol production. The Company’s assets, operations and employees as at December 31, 2007 are located in the United States, Canada, Mexico and Slovakia.

Basis of presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for Opta Minerals, which is 66.6% owned (2006 – 70.4%). All significant intercompany accounts and transactions have been eliminated on consolidation.

The investment in Opta Minerals is controlled and therefore is consolidated. The minority interest on the consolidated balance sheets and consolidated statements of earnings represents the non-controlling shareholders’ interest in Opta Minerals.

SunOpta BioProcess is a wholly owned subsidiary and is consolidated with the results of the Company. On June 7, 2007, SunOpta BioProcess completed a private placement for gross proceeds of $30,000, and the Company transferred certain net assets to SunOpta BioProcess, which commenced operations on that date. See note 3 for additional information on SunOpta BioProcess’s preferred share issuance.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term deposits with an original maturity of 90 days or less. Certain cash and cash equivalents can only be used by subsidiaries and are consolidated for financial reporting purposes due to the Company’s ownership (see note 21).

Inventories

Raw materials inventory is valued at the lower of cost and replacement value. Finished goods (excluding commodity grains) are valued at the lower of cost and market (net realizable value). Cost is principally determined on a weighted average cost basis.

Inventories of commodity grain are valued at market. Changes in market value are included in cost of goods sold. The SunOpta Food Group hedges certain grain transactions to protect gains and minimize losses due to market fluctuations. Futures and purchase and sale contracts are adjusted to market price and gains and losses from such transactions are included in cost of goods sold. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled. These transactions do not qualify as hedges under U.S. Generally Accepted Accounting Principles ("GAAP") and therefore changes in market value are recorded in the consolidated statements of earnings. The Company also has other grain inventories consisting of sunflowers and specialty soybeans, which are valued at the lower of cost and estimated net realizable value.

- F8 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

1.

Description of business and significant accounting policies continued

Prepaid expenses and other current assets

Prepaid and other current assets include amounts paid in cash and recorded by the Company as a current asset prior to consumption. The balance also includes advances to growers required to secure future delivery of inventory totaling $1,042 (2006 - $2,441), net of provisions.

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated amortization. Amortization is provided using the straight-line basis at rates reflecting the estimated useful lives of the assets.

Buildings	20 – 40 years
Machinery and equipment	10 – 20 years
Enterprise software	5 years
Office furniture and equipment	3 – 7 years
Vehicles	5 years

Goodwill

Goodwill represents the excess of the purchase price over the assigned value of net assets acquired. Goodwill is not amortized but is instead tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. If the carrying value exceeds the reporting unit’s fair value, there is a potential impairment in goodwill. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill.

Intangible assets

The Company’s finite-life intangible assets consist of customer and other relationships, patents and trademarks and other intangible assets. These intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer and other relationships	2 – 23 years
Patents and trademarks	8 – 20 years
Other	4 – 15 years

Long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If an impairment exists based on expected future undiscounted cash flows, a loss is recognized in income. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset.

Other assets

(a)

Deferred financing costs

Costs incurred in connection with obtaining financing are deferred and amortized over the term of the financing agreement, using the effective interest rate method.

- F9 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

1.

Description of business and significant accounting policies continued

(b)

Investments

The Company has a 32% (2006 – 32%) investment in Easton Minerals Limited ("Easton"). This investment is considered impaired and the carrying value at December 31, 2007 is $nil (2006 - $nil). The investment was accounted for using the equity method of accounting. The Company does not have any guaranteed obligations with respect to Easton or any commitment to provide further financial support; therefore, it is not anticipated that further losses will be recorded on this investment.

Revenue recognition

The Company recognizes revenue at the time of delivery of the product or service and when all of the following have occurred: a sales agreement is in place, the price is fixed or determinable, and collection is reasonably assured. Details of specific recognition by group are as follows: (a) SunOpta Food Group

Grain revenues are recorded when title and possession of the product is transferred to the customer. Possession is transferred to the customer at the time of shipment from the Company’s facility or at the time of delivery to a specified destination depending on the terms of the sale. Revenues from custom processing services are recorded upon provision of services and completion of quality testing. All other SunOpta Food Group revenues are recognized when title is transferred upon the shipment of product or at the time the service is provided to the customer.

(b)

 Opta Minerals

Revenues from the sale of silica-free loose abrasives, industrial minerals, specialty sands and related products are recognized upon the shipment to the customer of materials and transfer of title.

(c)

SunOpta BioProcess

The percentage of completion method is used to account for significant contracts when related costs can be reasonably estimated. The amounts of revenue and profit recognized each year are based on the ratio of hours incurred to the total expected hours. Costs incurred on long-term contracts include labour, material, other direct costs and overheads. Losses, if any, on long-term contracts are recognized during the period in which they are determined.

Foreign currency translation

The functional currency of all operations located in the United States, SunOpta BioProcess, Opta Minerals and the corporate head office is the United States dollar. The functional currency of all operations located in Canada is the Canadian dollar except for SunOpta BioProcess, where the functional currency is the U.S. dollar.

The assets and liabilities of the Company’s operations as well as monetary assets of the corporate head office are translated at exchange rates in effect at the dates of the consolidated balance sheets. Non-monetary assets of the corporate head office are translated at their historical rates. Revenues and expenses are translated at average exchange rates prevailing during the period. Unrealized gains or losses resulting from translating operations are accumulated and reported as a currency translation adjustment in shareholders’ equity and are disclosed as part of accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in earnings of each period.

- F10 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

1.

Description of business and significant accounting policies continued

Pension plan

The Company has a defined benefit pension plan covering certain employees as a result of the business acquisition of Global Trading Inc. Net periodic benefit cost, which is included in selling, general and administrative expenses on the consolidated statements of earnings, represents the cost of benefits earned by employees as services are rendered. The cost reflects management’s best estimates of the pension plan’s expected investment returns, wage and salary escalation, mortality of members, terminations and the ages at which members will retire. Changes in these assumptions could impact future pension expense. The excess of the net actuarial gain (loss) over 10% of the greater of the benefit obligation and the fair value of plan assets at the beginning of the year is amortized over the average remaining service lives of the members. At December 31, 2007, the future service lives of participants expected to receive benefits was estimated to be 10 years.

Customer and other deposits

Customer and other deposits include prepayments by the SunOpta Food Group’s customers for merchandise inventory to be purchased during the spring planting season.

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

Deferred income tax assets are recognized only to the extent that management determines that it is more likely than not that the deferred income tax assets will be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax expense or benefit is the income tax payable or recoverable for the year plus or minus the change in deferred income tax assets and liabilities during the year.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional income tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts income tax expense to reflect the Company’s ongoing assessments of such matters, which requires judgment and can materially increase or decrease its effective rate as well as impact operating results. The Company provides for such exposures in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", (an Interpretation of FASB Statement No. 109) ("FIN 48").

Stock option plan

The Company maintains a stock option plan under which incentive stock options may be granted to employees and non-employee directors. Prior to 2006, the Company had adopted the fair value measurement provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, which required the note disclosure of the Company’s earnings as if stock compensation was recorded. Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment", using the modified prospective transition method, which required the Company to record stock-based compensation expenses within the consolidated statements of earnings. As required by the standard, the Company has presented pro forma note disclosure for stock-based compensation for 2005.

- F11 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

1.

Description of business and significant accounting policies continued

Pro forma earnings reflecting stock-based compensation expense for 2005 is as follows:

2005

Number of options granted	857,625

Total fair value of options granted	$2,266

Earnings for the year as reported	$13,558

Stock-based compensation expense
Option expense from current year grants	2,239
Option expense from prior year grants, including the accelerated vesting of certain options (a)	3,520
Tax benefit	(910)
4,849

Pro forma earnings for the year	$8,709

Pro forma earnings per common share
Basic	$0.15
Diluted	$0.15

(a)

During 2005, the Company modified the terms of all outstanding and unvested options whose exercise prices were greater than $5.00. As a result of the modification, 1,284,972 stock options vested immediately resulting in the disclosure of an additional pro forma expense. Under the accounting guidance of Accounting Principles Board Opinion No. 25, the accelerated vesting did not result in any compensation to be recognized, as these stock options had no intrinsic value. Without this modification, the Company would have incurred $1,493 in the current year (2006 - $1,735) in additional pre-tax compensation expense, that would have been required to be recognized under SFAS 123R.

Derivative instruments

The Company is exposed to fluctuations in interest rates, commodities and foreign currency exchange. The Company utilizes certain derivative financial instruments to enhance its ability to manage these risks, including interest rate swaps, exchange-traded commodity futures and forward foreign exchange contracts. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes.

All derivative instruments are recognized on the consolidated balance sheets at fair value. Changes in the fair value of derivative instruments are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period.

(a)

Interest rate swaps

Opta Minerals entered into a cash flow hedge in 2007 to manage its exposure to interest rate risks. The fair value of this contract is included in accounts payable and accrued liabilities. The changes in the fair value of this contract is included in accumulated other comprehensive income to the extent that the hedge continues to be effective. The related other comprehensive income amounts are allocated to earnings in the same period in which the hedged item affects earnings. To the extent that the cash flow hedge is not considered to be effective by completely offsetting the change in fair value of the hedged item, the ineffective portion of the hedging relationship is recorded immediately in earnings and is classified as interest expense on the consolidated statements of earnings.

- F12 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

1.

Description of business and significant accounting policies continued

(b)

Exchange-traded commodity futures

The SunOpta Food Group (Grains and Foods segment) enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for economical hedging purposes are purchased and sold through regulated commodity exchanges in the United States. Inventories, however, may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Exchange purchase and revenue contracts may expose the Company to risk in the event that a counterparty to a transaction is unable to fulfil its contractual obligation or if a grower does not deliver the grain as scheduled. The Company manages its risk by entering into purchase contracts with pre-approved growers and option contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures and options transactions are marked-to-market. Gains and losses on these transactions related to grain inventories are included in cost of goods sold on the consolidated statements of earnings.

(c)

Forward foreign exchange contracts

The SunOpta Food Group and SunOpta BioProcess enter into forward foreign exchange contracts to minimize exchange rate fluctuations relating to euro-denominated sales contracts and accounts receivable. All forward exchange contracts are market-to-market. Gains and losses on these transactions are included in foreign exchange in the consolidated statements of earnings.

Financial instruments

The Company’s financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and customer and other deposits. The fair values of these instruments approximate their carrying values due to their short-term maturities. The fair values of long- term debt and long-term liabilities as at December 31, 2007 is considered not to be materially different from the carrying amounts.

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

Earnings per share

Basic earnings per share is computed by dividing the earnings available for common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the treasury stock method whereby the weighted average number of common shares used in the basic earnings per share calculation is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued at the beginning of the year.

Use of estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

- F13 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

1.

Description of business and significant accounting policies continued

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value, and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 allows companies to voluntarily choose, at specific election dates, to measure certain financial assets and liabilities, as well as certain non-financial instruments that are similar to financial instruments, at the fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument be reported in income. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141"). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. In addition, SFAS No. 141(R) establishes recognizing contingent consideration at the acquisition date measured at its fair value. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is in the process of assessing the impact, if any, that the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for ownership in subsidiaries held by parties other than the parent, the amount of consolidated earnings attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of assessing the impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS No. 161 enhances disclosures about the Company’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial statements.

- F14 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Business acquisitions

During the year ended December 31, 2007, the Company completed four acquisitions (2006 – six acquisitions). All of these acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition.

			Congeladora
			del Rio S.A.	Baja
	Neo-		de C.V. and	California
	Nutritionals,		Global	Congelados,
	Inc.	Newco a.s.	Trading Inc.	S.A. de C.V.
	(a)	(b)	(c)	(d)	Total
Net assets acquired	$	$	$	$	$

Cash	-	3,062	-	-	3,062
Current assets	782	1,559	3,826	3,785	9,952
Property, plant and equipment	628	823	4,381	2,688	8,520
Goodwill	-	-	2,501	-	2,501
Intangible assets	894	13,381	74	-	14,349
Other long-term assets	-	-	605	-	605
Current liabilities	(197)	(356)	(798)	-	(1,351)
Deferred income tax liability	(321)	(2,690)	(236)	-	(3,247)
	1,786	15,779	10,353	6,473	34,391

Consideration

Cash consideration	1,679	9,376	6,853	6,473	24,381
Issuance of Opta Minerals shares	-	3,181	-	-	3,181
Note payable	107	2,662	3,500	-	6,269
Other consideration	-	560	-	-	560
	1,786	15,779	10,353	6,473	34,391

(a)

Neo-Nutritionals, Inc.

On December 6, 2007, the Company acquired 100% of the outstanding common shares of Neo-Nutritionals, Inc. ("Neo-Nutritionals") for total consideration of $1,786, including cash consideration of $1,679 and accrued contingent consideration of $107 bearing interest at 5.0% per annum. Additional consideration of $1,500 may be payable based on Neo-Nutritionals achieving predetermined earnings targets calculated annually commencing January 1, 2008 and ending December 31, 2010. Any additional consideration up to $107 will be recorded against the accrued contingent consideration and any additional amounts will be recorded as goodwill when the outcome of the contingency becomes determinable. Included in the assets acquired are intangible assets consisting primarily of customer relationships, which have an estimated useful life of 10 years. The intangible assets acquired with this acquisition are not deductible for income tax purposes.

Neo-Nutritionals, located in Brantford, Ontario, develops and manufactures a wide range of natural health products, in primarily tablet, capsule and powder form, and sells the products to both branded natural health products companies and as private label brands for mass market and natural health retailers. The business operates from an 18,000 square foot manufacturing facility located in Brantford.

The acquisition expands and vertically integrates SunOpta’s natural health products manufacturing and packaging platform. Neo-Nutritionals’ results of operations have been included in the SunOpta Distribution Group from the date of acquisition.

- F15 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Business acquisitions continued

(b)

Newco a.s.

On July 30, 2007, Opta Minerals, a subsidiary of the Company, acquired 100% of the outstanding common shares of Newco a.s. ("Newco") of Kosice, Slovakia, for total consideration of $15,779, including cash and acquisition costs of $9,376, one million common shares of Opta Minerals fair valued at $3,181, a non-interest bearing note payable fair valued at $2,662 due in February 2008 and other consideration valued at $560. No additional consideration is payable under the agreement. The intangible asset, consisting of a customer relationship, acquired in this acquisition is not deductible for income tax purposes and is being amortized over its estimated useful life of 23 years.

Newco operates a production facility in Kosice, Slovakia. This company employs approximately 22 people. The addition of Newco further increases Opta Mineral’s position in the industrial minerals business and further expands its current position as a key service provider to the steel industry.

The acquisition expands Opta Mineral’s business capabilities into Europe and complements existing operations, which supply a wide range of desulphurization products in both the United States and Canada from operations in Indiana and Ontario.

(c)

Congeladora del Rio S.A. de C.V. and Global Trading Inc.

On May 14, 2007, SunOpta announced that it had completed the acquisitions of the net operating assets of Congeladora del Rio, S.A. de C.V. (Del Rio) and all of the outstanding shares of Global Trading Inc. (Global) for total consideration of $10,353. Consideration included cash of $6,853 including acquisition costs and notes payable of $3,500. No additional consideration is payable under the agreement. The promissory notes payable to former shareholders bear an interest rate of 6% and are payable in quarterly installments over the next three years. The goodwill acquired in this acquisition is not deductible for income tax purposes.

Del Rio operates a fruit processing facility in Irapuato, Guanajuato, Mexico. The facility processes strawberries, peaches, mangoes, bananas, pineapples, honeydew melons and other fruits, into individually quick frozen, block frozen and purees for the food service, industrial and retail markets. Under the terms of the agreement, SunOpta purchased all of the net operating assets, including working capital, equipment, land and buildings.

Global, the U.S.-based marketing agent for Del Rio located in Greenville, South Carolina, markets the fruits processed at Del Rio. Global’s offices include sales, customer service and accounting support.

The acquisitions of Del Rio and Global provide additional capacity plus other potentially synergistic opportunities to the SunOpta Fruit Group. In addition, the acquisition completes the group’s vertically integrated model for other fruit varieties, noted above, and expands its core production capabilities.

(d)

Baja California Congelados, S.A. de C.V.

On May 4, 2007, SunOpta completed the acquisition of certain assets, including inventory, machinery and equipment, from Baja California Congelados, S.A. de C.V. (BCC) of Rosarito, Baja California, Mexico, for total consideration of $6,473. Consideration consisted entirely of cash and no additional consideration is payable under the agreement.

BCC is a frozen strawberry processor in Baja California, Mexico. Under the terms of the agreement, SunOpta purchased all of the physical assets of the production facility located in Rosarito and also assumed a long-term lease for the facility, located 20 miles south of San Diego, California. In addition, SunOpta entered into five-year supply agreements with Andrew & Williamson Sales Co. (Andrew Williamson), the San Diego-based former parent of BCC. The agreements provide for the supply of strawberries from both the Baja California and Oxnard, California, growing regions to the Rosarito facility in addition to SunOpta’s existing California facilities.

- F16 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Business acquisitions continued

e)

Contingent consideration on companies acquired prior to 2007

The Company recorded contingent consideration of $633 as an increase in goodwill relating to companies acquired prior to 2007, based on these companies achieving predetermined earnings results.

Contingent
consideration
recorded in 2007
$
Business acquisition
Sigco Sun Products Inc.	255
Organic Ingredients Inc.	240
Aux Mille et une Saisons Inc.	109
Distribution A&L	29
633

2006 Business acquisitions

During the year ended December 31, 2006, the Company acquired six businesses. All of these acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition.

		Purity Life
	Magnesium	Health	Aux Mille
	Technologies	Products	et une
	Inc.	Ltd.	Saisons Inc.	Other	Total
	(a)	(b)	(c)	(d)(e)
Net assets acquired	$	$	$	$	$

Current assets	4,327	12,263	2,801	7,237	26,628
Property, plant and equipment	4,324	494	1,231	2,519	8,568
Goodwill	1,020	-	1,704	5,466	8,190
Intangible assets	18,504	6,705	1,985	7,020	34,214
Other long-term assets	483	-	-	96	579
Current liabilities	(1,956)	(10,001)	(1,999)	(6,468)	(20,424)
Deferred income tax	(8,209)	729	(734)	(1,613)	(9,827)
Debt	(296)	(103)	(567)	(480)	(1,446)
	18,197	10,087	4,421	13,777	46,482

Consideration

Cash consideration	12,197	7,950	3,557	9,484	33,188
Note payable	6,000	-	864	-	6,864
Share consideration	-	1,139	-	-	1,139
Contingent consideration	-	998	-	4,293	5,291
	18,197	10,087	4,421	13,777	46,482

- F17 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Business acquisitions continued

(a)

Magnesium Technologies Inc.

On February 15, 2006, Opta Minerals, a subsidiary of the Company, acquired 100% of the outstanding common shares of Magnesium Technologies Corporation (MagTech) of Richfield, Ohio, for $18,197, including a note payable of $6,000 bearing interest at 5.6% with annual payments of $1,500. Included in the assets acquired were intangible assets consisting of customer relationships and profit-sharing agreements, which have estimated useful lives of between 7 and 25 years. The goodwill and intangible assets acquired with this acquisition are not deductible for income tax purposes.

MagTech’s revenue consists of its proprietary and patented desulphurization systems and products, which are produced to the specific requirements of each customer that it services within both the Canadian and United States steel industries. MagTech operates its main production facility in Walkerton, Indiana, and maintains a sales and administration office in Richfield, Ohio. MagTech maintains customer-specific technical service with its primary customers through the use of on-site technicians, who monitor and manage the use of its products in the desulphurization process. This acquisition increased Opta Mineral’s position in the industrial minerals business and further expands its current position as a key service provider to the steel industry. Magtech’s results of operations have been included in those of Opta Minerals.

(b)

Purity Life Health Products Ltd.

On September 20, 2006, the Company acquired 100% of the business and net assets of Purity Life Health Products Ltd. (Purity Life) and related companies for total consideration of $10,087, including cash consideration of $7,950, issuance of 120,000 shares of the Company with a fair value of $1,139 at the date of acquisition and accrued contingent consideration of $998. Additional consideration of $4,000 may be payable based on Purity Life achieving predetermined earnings targets calculated annually commencing January 1, 2007 and ending December 31, 2011. Any additional consideration up to $998 will be recorded against the accrued contingent consideration and any additional amounts will be recorded as goodwill when the outcome of the contingency becomes determinable. Included in the assets acquired were intangible assets consisting of customer relationships and trademarks, which have estimated useful lives of between 5 and 15 years. The intangible assets acquired with this acquisition are deductible for income tax purposes.

Purity Life, located in Acton, Ontario, Canada, distributes a wide range of health and beauty aids, vitamins, supplements and natural health products. Purity Life operates warehousing and distribution operations to service customers across Canada and also operates a packaging facility where a number of supplement and natural health products are produced under the brand names Nature’s Harmony, Vivitas and RxBalance. The company employs approximately 155 people, including a national sales force, and is a large Canadian supplier of natural health-care products to all channels of distribution, including health professionals. Purity Life’s results of operations have been included in those of the SunOpta Distribution Group.

(c)

Aux Mille et une Saisons Inc.

On December 18, 2006, the Company acquired 100% of the outstanding shares of Aux Mille et une Saisons Inc. (Aux Mille) for total consideration of $4,421, including cash consideration of $3,557 and a note payable of $864 bearing interest at 5.0% per annum. Additional consideration of $432 may be payable based on Aux Mille achieving predetermined earnings targets calculated annually commencing January 1, 2007 and ending December 31, 2011. Any amount paid will be recorded as goodwill when the outcome of the contingency becomes determinable. Included in the assets acquired were intangible assets consisting primarily of customer relationships, which have an estimated useful life of 12 years. The intangible assets acquired with this acquisition are not deductible for income tax purposes.

- F18 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Business acquisitions continued

Aux Mille has been in business for over 20 years and is a leading Quebec-based distributor of certified organic and natural grocery products. The company operates from a 32,000 square foot distribution centre located in Scotstown, east of Sherbrooke in the Eastern Townships of Quebec, and has the most extensive natural and organic distribution network in Quebec and the Maritime provinces. The acquisition of Aux Mille will provide significant presence for the SunOpta Distribution Group within Quebec and solidifies the group’s position as the largest distributor of natural and organic foods and natural health products in Canada.

In addition, the acquisition will benefit the Canadian organic market as a whole by expanding distribution of exclusive brands throughout SunOpta’s network in central and western Canada. Aux Mille’s results of operations have been included in those of the SunOpta Distribution Group.

(d)

Other acquisitions

Bimac Corporation

On October 4, 2006, Opta Minerals, a subsidiary of the Company, acquired 100% of the outstanding common shares of Chemincon Inc. and its wholly owned subsidiary Bimac Corporation (Bimac) of Milan, Michigan, for total cash consideration of $4,057, including acquisition costs. Additional consideration of $2,150 has been recorded based on expectation that Bimac will achieve predetermined earnings targets. Additional consideration is calculated annually commencing January 1, 2007 and ending December 31, 2017. Any amount paid in excess of the initial $2,150 accrual will be recorded as goodwill when the outcome of the contingency becomes determinable. Included in the assets acquired are intangible assets consisting primarily of customer relationships, which have an estimated useful life of approximately 15 years. The intangible assets acquired with this acquisition are not deductible for income tax purposes. Bimac’s results of operations have been included in those of Opta Minerals.

Bimac sells proprietary products, including tundish and ladle insulators, fluxes and conditioners. These products are used to prevent heat loss, reduce oxidization, and remove impurities in hot metal prior to casting. Each product is produced to the specific requirements of customers that Bimac services within both the Canadian and United States steel industries. Bimac operates its main production facility in Milan, Michigan. The addition of Bimac further increases Opta Mineral’s position in the industrial minerals business and further expands its current position as a key service provider to the steel industry.

Hess Food Group LLC

On November 7, 2006 the Company completed the acquisition of 100% of the outstanding shares of Hess Food Group LLC (Hess) of Chicago, Illinois. Consideration of $2,298 included cash consideration and accrued costs of $1,512 and accrued contingent consideration of $786. Additional consideration of $2,500 may be payable based on Hess’s retention of key customers and achieving predetermined earnings targets calculated annually commencing January 1, 2007 and ending December 31, 2009. Any amount paid up to $786 will be recorded against the accrued contingent consideration and any additional amounts will be recorded as goodwill when the outcome of the contingency becomes determinable. Included in the assets acquired was a customer relationship, which has an estimated useful life of 12 years. The intangible asset acquired with this acquisition is deductible for income tax purposes.

Hess is a supplier of fruits and vegetables to the quick-service and casual restaurant industry. Hess’s business model focuses on providing its customers with supply chain expertise, from initial product development to sourcing and inventory management.

The combination of Hess and the SunOpta Fruit Group strengthens SunOpta’s position in the quick-service and casual restaurant industry, which complements SunOpta’s business in the private label retail and industrial markets. The combination of Hess’s product development experience and SunOpta’s research and development and processing expertise is anticipated to generate future opportunities as customers benefit from greater resources in product development, innovation and production.

- F19 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Business acquisitions continued

Quest Vitamins

On November 8, 2006, the Company completed the acquisition of the Quest Vitamins (Quest) brand of vitamins, minerals and supplements for total consideration of $3,915, including accrued acquisition costs. The acquisition consisted of the trademark, customer list, inventory, warehousing operations and a two-year manufacturing agreement with the former owner. Included in the assets acquired were customer lists and trademark intangible assets, which have estimated useful lives of 12 to 15 years, respectively. The intangible assets acquired with this acquisition are deductible for income tax purposes.

Quest is a premium quality line of natural vitamins and supplements sold for the past 30 years throughout Canada in both food, drug and mass retailers as well as health food stores. The acquisition will be integrated with the acquired operations of Purity Life and the SunOpta Distribution Group.

e)

Contingent consideration on companies acquired prior to 2006

The Company recorded contingent consideration of $1,357 as an increase to goodwill relating to companies acquired prior to 2007, based on these companies achieving pre-determined earnings results.

Contingent
consideration
recorded in 2006
$
Business acquisition
Cleugh’s Frozen Foods Inc.	541
Kofman-Barenholtz Foods Limited	356
Organic Ingredients Inc.	267
Sigco Sun Products Inc.	166
Other acquisitions	27
1,357

3.

Preferred shares of subsidiary company

On June 7, 2007, the Company’s subsidiary, SunOpta BioProcess, completed a private placement for the sale of 1,500,000 non-dividend bearing, convertible preferred shares of SunOpta BioProcess for gross proceeds of $30,000. SunOpta BioProcess incurred issuance costs of approximately $2,808 in relation to this preferred share offering, including the fair value (non-cash) of $762 assigned to warrants of SunOpta Inc. granted to investors as part of the financing. These issuance costs have been offset against the carrying value of the preferred shares. The preferred shares do not bear any dividend and contain a conversion feature that allows the holders to convert the preferred shares to common shares of SunOpta BioProcess at any time on a one-for-one basis. At any time following the seventh anniversary of the closing date (June 7, 2014) or upon the occurrence of a change in control, holders of the majority of preferred shares will have the right to require SunOpta BioProcess to redeem all of the preferred shares for a cash payment equal to the original issue price ($20 per share, in aggregate $30,000). Should SunOpta BioProcess complete a qualified initial public offering (defined in the preferred share agreement as greater than $50,000), the preferred shares would automatically be converted into common shares of SunOpta BioProcess upon closing of the transaction, resulting in a dilution of SunOpta Inc.’s interest from 100% to approximately 86%. In the event that a qualified initial public offering does not occur by June 7, 2014, the preferred shares would then represent a liability of SunOpta BioProcess, as the preferred shareholders would have the option to redeem their shares for a cash payment equal to the original issue price of $20 per share.

Included in the issuance costs discussed above is the fair value of $762 attributed to warrants to purchase 648,300 common shares of SunOpta Inc. at a price of $11.57 (exercisable within six months of the date of closing) that were granted to the SunOpta BioProcess preferred share investors upon the closing of the transaction.

- F20 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

3.

Preferred shares of subsidiary company continued

The fair value of these warrants was determined using the Black-Scholes option pricing model (using an expected volatility of 40.2%, a risk-free interest rate of 4.99% and an estimated useful life of six months). During the fourth quarter of 2007, the warrant holders exercised their warrants, resulting in cash proceeds to SunOpta Inc. of $7,501 (note 11(a)).

The preferred shares are presented net of issuance costs (with no associated tax benefit) and the value of the preferred shares is being accreted to the $30,000 redemption value over a seven-year period using the effective interest method. Included in interest expense during the year ended December 31, 2007 is $217 (2006 - $nil) of accretion expense.

In conjunction with the private placement, SunOpta BioProcess granted 800,000 restricted stock units ("RSUs") and 800,000 stock options (with an exercise price of $20 per share) in SunOpta BioProcess common shares to certain employees of SunOpta BioProcess. The RSUs allow for a cash payment or the grant of shares to certain employees equal to the issuance price in a future initial public offering (to a maximum of $20 per share). The RSUs and the stock options granted only vest if a change of control of SunOpta BioProcess occurs, or SunOpta BioProcess completes a qualified initial public offering and, as such, these units are considered performance-based awards under SFAS No. 123(R). Accordingly, no expense is recorded in the consolidated financial statements until the contingent element of the award has been resolved. The RSUs expire 10 days after vesting whereas, unless terminated earlier in accordance with SunOpta BioProcess’ stock option plan, the stock options expire on the seventh anniversary of the closing date (i.e. June 7, 2014). Should SunOpta BioProcess complete a qualified initial public offering, the preferred shares and RSUs could be converted into common shares of SunOpta BioProcess upon closing of the transaction, resulting in a dilution of SunOpta Inc.’s wholly owned interests in SunOpta BioProcess to 75% (if all shares and options are issued).

At the date of the grant, the Company has estimated that the fair value associated with the stock option grant is $11,025 and RSUs is $14,400. The fair value of the options was calculated using the Black-Scholes option pricing model with the assumptions of a dividend yield of 0%, an expected volatility based on industry peers of 81.25%, a risk-free interest rate of 5.11% and an estimated useful life of up to 7 years. The fair value is based on estimates of the number of options that management expects to vest, estimated to be 90%. The fair value of the RSUs is calculated using the maximum $20 per share that could be paid. Given that no market exists for SunOpta BioProcess’s common shares, there exists significant measurement uncertainty in assessing the fair values of the RSUs and stock options.

4.

Accounts receivable

	2007	2006
	$	$
Trade receivables	92,488	72,173
Unbilled revenue – SunOpta BioProcess	1,659	3,050
Allowance for doubtful accounts	(6,418)	(1,624)
	87,729	73,599

The change in the allowance for doubtful accounts for the years ended December 31, 2007 and 2006 is comprised as follows:

	2007	2006
	$	$
Balance, beginning of year	1,624	862
Additions and effects of foreign exchange rate differences	5,253	695
Additions through acquisitions	-	350
Accounts receivable written off, net of recoveries	(459)	(283)
Balance, end of year	6,418	1,624

- F21 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

4.

Accounts receivable continued

Included in the additions to the allowance for doubtful accounts provision in 2007 is an amount relating to SunOpta BioProcess of $2,640. This allowance reduced the carrying value of the accounts receivable from a specific customer to its estimated realizable value, as a result of a dispute resulting in the uncertainty of collection of amounts owing under an existing long-term contract.

5.

Inventories

	2007	2006
	$	$
Raw materials and work-in-process	37,268	33,182
Finished goods	135,136	87,368
Grain	21,184	7,854
Inventory reserve	(10,859)	(1,668)
	182,729	126,736

Grain inventories
Company-owned grain	19,915	7,637
Unrealized gain (loss) on
Sale and purchase contracts	3,864	1,340
Futures contracts	(2,595)	(1,123)
	21,184	7,854

The change in the inventory reserve for the years ended December 31, 2007 and 2006 is comprised as follows:

	2007	2006
	$	$
Balance, beginning of year	1,668	279
Additions and effects of foreign exchange rate differences	10,328	1,389
Inventories written-off	(1,137)	-
Balance, end of year	10,859	1,668

6.

Property, plant and equipment

			2007
		Accumulated	Net book
	Cost	amortization	value
	$	$	$
Land	5,150	-	5,150
Buildings	42,318	8,697	33,621
Machinery and equipment	107,061	35,974	71,087
Enterprise software	4,479	1,786	2,693
Office furniture and equipment	7,699	6,005	1,694
Vehicles	4,487	2,343	2,144
	171,194	54,805	116,389

- F22 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

6.

Property, plant and equipment continued

			2006
		Accumulated	Net book
	Cost	amortization	value
	$	$	$
Land	3,163	-	3,163
Buildings	36,558	7,085	29,473
Machinery and equipment	75,132	28,774	46,358
Enterprise software	3,410	896	2,514
Office furniture and equipment	6,149	3,905	2,244
Vehicles	5,080	1,345	3,735
	129,492	42,005	87,487

Included in machinery and equipment at December 31, 2007 is $5,957 (2006 - $nil) in construction-in-process relating to new bar-forming equipment in the SunOpta Fruit Group Healthy Fruit Snack business. In addition, there is construction-in-process totalling $539 (2006 - $nil) related to machinery and equipment at a new processing facility in the SunOpta Grains and Foods Group. These construction-in-process assets were not depreciated in 2007. Also included in machinery and equipment is equipment under capital leases with a cost of $871 (2006 - $1,270) and net book value of $576 (2006 - $938).

Total depreciation expense included in cost of sales and selling, general and administrative expense on the consolidated statements of earnings related to property, plant and equipment for the year ended December 31, 2007 was $10,857 (2006 - $8,837; 2005 - $6,988).

7.

Goodwill and intangible assets

	2007	2006
	$	$
Goodwill	55,503	50,521

Intangible assets with a finite life at cost, less accumulated amortization of $8,533 (2006 - $5,459)	62,076	46,879

The following is a summary of changes in goodwill:

Balance at December 31, 2005	$42,429
Acquisitions and additions during the year	8,190
Impact of foreign exchange	(98)
Balance at December 31, 2006	$50,521

Additions and acquisitions during the year	3,134
Goodwill impairment	(996)
Impact of foreign exchange	2,844
Balance at December 31, 2007	$55,503

After completing the annual impairment test for its reporting units, the Company determined that there was an impairment in goodwill relating to Cleugh’s Frozen Foods Inc., a reporting unit within the SunOpta Fruit Group, in the amount of $996.

- F23 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

7.

Goodwill and intangible assets continued

The following is a summary of changes in intangible assets:

	Customer and other	Patents and
	relationships	trademarks	Other	Total
	$	$	$	$
Net book value, December 31, 2005	14,163	1,185	485	15,833
Business acquisitions	28,935	3,832	1,447	34,214
Net additions	-	95	-	95
Amortization	(2,349)	(249)	(266)	(2,864)
Foreign exchange	(399)	-	-	(399)
Net book value, December 31, 2006	40,350	4,863	1,666	46,879

Business acquisitions	14,275	-	74	14,349
Net additions (a)	164	1,389	252	1,805
Amortization	(3,268)	(677)	(256)	(4,201)
Foreign exchange	1,899	1,234	111	3,244
Net book value, December 31, 2007	53,420	6,809	1,847	62,076

(a) Included in patents and trademarks additions is $1,200 relating to the purchase of the Herbon trade name during 2007.

The Company estimates that the aggregate future amortization expense associated with finite-life intangible assets will be as follows:

$
2008	5,619
2009	5,513
2010	5,489
2011	5,399
2012	5,258
Thereafter	34,798
62,076

8.

Accounts payable and accrued liabilities

	2007	2006
	$	$
Accounts payable	69,364	63,153
Payroll and commissions	6,658	5,803
Accrued grain liabilities	8,820	6,302
Other accruals	8,620	5,593
	93,462	80,851

- F24 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

9.

Bank indebtedness

	2007	2006
	$	$
Canadian line of credit facility (a)	15,132	-
U.S. line of credit facility (b)	37,685	13,000
Canadian line of credit facility at Opta Minerals (c)	5,989	7,923
Asset-based line of credit agreement (d)	-	19,740
	58,806	40,663

(a)

Canadian line of credit facility

The Company has a Canadian line of credit of Cdn $25,000 (US $25,219). As at December 31, 2007, $15,182 (2006 - $172) of this facility was utilized, including $50 (2006 - $172) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian banker’s acceptances, plus a margin based on certain financial ratios. At December 31, 2007, the interest rate on this facility was 6.50%, calculated as Canadian prime plus a premium of 0.50%. The maximum availability of this line is based on a borrowing base that includes certain accounts receivable and inventories of the Company’s Canadian business as defined in the credit agreement. At December 31, 2007, the borrowing base supported draws to the maximum line of credit.

(b)

U.S. line of credit facility

The Company has a U.S. line of credit, which was increased from $30,000 at December 31, 2006 to $60,000 during 2007 as part of the expansion of its lending syndicate (note 10). As at December 31, 2007, $37,685 (2006 - $13,893) of this facility was utilized, including $nil (2006 - $893) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime or U.S. LIBOR, plus a margin based on certain financial ratios. At December 31, 2007, the weighted average interest rate on this facility was 6.99%, based on U.S. LIBOR loans plus a premium of 2.00%. The maximum availability of this line is based on the borrowing base that includes certain accounts receivable and inventories of the Company’s U.S. business as defined in the credit agreement. At December 31, 2007, the borrowing base supported the maximum line of credit of $60,000.

The Canadian and U.S. line of credit facilities are subject to annual extensions and, on July 14, 2008 were extended for another year.

The above facilities and certain long-term loans (note 10) are collateralized by a first priority security against substantially all of the Company’s assets in both Canada and the United States, with the exception of Opta Minerals and SunOpta BioProcess.

(c)

Canadian line of credit facility at Opta Minerals

On July 31, 2007, Opta Minerals entered into a new banking agreement and paid off the existing bank indebtedness. Under the new banking agreement, the maximum line of credit facility is Cdn $12,500 (US $12,610). At December 31, 2007, $6,995 of this facility has been utilized, including letters of credit in the amount of $1,006. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian prime, U.S. dollar base rate, banker’s acceptances or LIBOR, plus a margin based on certain financial ratios of the Company. At December 31, 2007, the interest rate on this facility was based on the Canadian prime rate of 6.0%.

- F25 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

9.

Bank indebtedness continued

Opta Minerals’ line of credit facility, along with its unused portion of the revolving acquisition facility (note 10(d)), is subject to annual extensions.

(d)

Asset-based line of credit agreement

On February 28, 2007, the Company repaid and terminated its $20,000 asset-based line of credit agreement, which was secured by the assets of a wholly owned subsidiary. The assets of this wholly owned subsidiary have now been pledged as collateral under the syndicated lending agreement (note 10). This line of credit agreement was repaid using the U.S. line of credit facility, described in note 9(b).

The Company has certain financial covenants that are calculated quarterly and annually. See note 10 for discussion of the Company’s compliance with respect to these financial covenants.

10.

Long-term debt

	2007	2006
	$	$
Syndicated lending agreement
Term loan facility (a)	45,000	45,000
Non-revolving acquisition facility (b)	7,500	10,000
Revolving acquisition facility (c)	9,500	-

Other long-term debt
Opta Minerals (d)	23,091	9,429
Promissory notes (e)	12,626	10,027
Term loans payable (f)	654	2,631
Capital lease obligations (g)	343	740
	98,714	77,827
Less: Current portion	13,119	8,433
	85,595	69,394

On July 4, 2007, the Company completed the expansion of its existing credit facilities, adding additional lenders to its lending syndicate. As part of this facility expansion, the operating line of credit in the United States was increased by $30,000 (note 9(b)) and the revolving acquisition facility available for future strategic acquisitions was increased by $20,000.

Details of the Company’s long-term debt are as follows:

(a)

Term loan facility

The term loan facility remains unchanged at $45,000 (2006 - $45,000). The entire loan principal is due December 20, 2010 and, at that time, is renewable at the option of the lender and the Company. Interest on the term loan facility is payable at a fixed rate of 6.44% plus a margin of up to 50 basis points based on certain financial ratios of the Company. As at December 31, 2007, the interest rate was 6.69% (2006 – 6.94%).

- F26 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

10.

Long-term debt continued

(b)

Non-revolving acquisition facility

In 2006, the Company borrowed $10,000 on this facility to assist in the purchase of certain assets and the business of Purity Life (note 2). As part of the amendments to the syndicated lending agreement, the minimum quarterly repayment amount in 2008 and 2009 will be reduced to $300, with any remaining outstanding principal balance due October 31, 2009. The outstanding balance on this facility at December 31, 2007 was $7,500 (2006 - $10,000) after repayments of $2,500 in 2007. As at December 31, 2007, the interest rate on this facility was 6.84%, calculated as LIBOR plus a premium of 2.00%.

(c)

Revolving acquisition facility

As part of the amended syndicated lending agreement, the Company established a new $20,000 revolving acquisition facility which can be used to finance acquisitions or capital expenditures. Principal payments on this new facility are payable quarterly equal to the greater of: (a) 1/20 of the initial drawdown amount of the facility; or (b) 1/20 of the outstanding principal amount as of the date of the last draw. The outstanding balance on this facility at December 31, 2007 was $9,500, after principal repayments of $500 in 2007. Proceeds were used primarily to fund capital expenditures in 2007. At December 31, 2007, the interest rate on this facility was 6.84%, calculated as LIBOR plus a premium of 2.00%.

The above term loan facility, non-revolving acquisition facility, revolving acquisition facility and the U.S. line of credit facility (note 9(b)) are collateralized by a first priority security against substantially all of the Company’s assets in Canada, the United States and Mexico, with the exception of the assets of Opta Minerals and SunOpta BioProcess.

(d)

Opta Minerals

Opta Minerals obtained a term loan facility and a revolving acquisition facility after entering into a new banking agreement on July 31, 2007.

The term loan facility has a maximum available borrowing amount of Cdn $12,500 (US $12,610). This facility matures on July 30, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of Cdn $312 (US $315). Funds were drawn through both banker’s acceptances and direct advances. Interest on the banker’s acceptances was paid in advance and interest on the direct advances is payable monthly at prime plus a margin based on certain financial ratios of Opta Minerals. At December 31, 2007, $985 (2006 - $nil) was included as a prepaid expense. The term loan facility was fully drawn at December 31, 2007, with the funds being used to assist in the refinancing of balances owing under the previous credit agreement. At December 31, 2007, the weighted average interest rate on this facility was 5.85%.

The revolving acquisition facility has a maximum available borrowing amount of Cdn $20,000 (US $20,176) to finance future acquisitions and capital expenditures. The facility is subject to certain draw restrictions. Principal is payable quarterly and is equal to 1/40 of the drawdown amount. The facility is revolving for one year with a five-year term-out option. Any remaining outstanding principal under this facility is due upon maturity. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including prime, U.S. dollar base rate, banker’s acceptances or LIBOR, plus a margin based on certain financial ratios of Opta Minerals. The outstanding balance on the revolving acquisition facility at December 31, 2007 was $10,481, (Cdn $10,390) and funds were used to assist with the acquisition of Newco a.s. (note 2). At December 31, 2007, the weighted average interest rate on this facility was 5.90%.

The term loan facility, along with the unused portion of the revolving acquisition facility, is subject to annual extensions. The credit facilities described above are collateralized by a first priority security against substantially all of Opta Mineral’s assets in both Canada and the United States.

- F27 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

10.

Long-term debt continued

(e)

Promissory notes

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions, bear a weighted average interest rate of 4.3% (2006 – 4.7%), are unsecured, due in varying installments through 2010 with principal repayments of $6,547 due in the next 12 months.

(f)

Term loans payable

Term loans payable bear a weighted average interest rate of 4.5% (2006 – 7.1%), are due in varying installments through 2010 with principal payments of $320 due in the next 12 months.

(g)

Capital lease obligations

Capital lease obligations are due in monthly payments, and bear a weighted average interest rate of 6.5% (2006 – 7.9%).

The long-term debt and capital leases described above have required repayment terms in the next five years ending December 31 as follows:

$
2008	13,119
2009	9,171
2010	60,779
2011	2,367
2012	13,278
Thereafter	-
98,714

Interest expense on long-term debt for the year ended December 31, 2007 was $5,499 (2006 - $4,614; 2005 - $1,991). Interest on short-term borrowings and other debt was $4,090 (2006 - $2,630; 2005 - $1,576).

Interest expense and interest income include:

	2007	2006	2005
	$	$	$
Interest expense before the following	9,589	7,244	3,567
Accretion of preferred shares issued by SunOpta BioProcess	217	-	-
Loss on fair value of interest rate swap at inception (a)	254	-	-
Interest expense	10,060	7,244	3,567
Interest capitalized (b)	(268)	-	-
Interest income	(969)	(223)	(150)
Interest expense, net	8,823	7,021	3,417

(a) Opta Minerals entered into a cash flow hedge in 2007. At inception, the fair value of the cash flow hedge was determined to be a loss of $254, using mark-to-market valuations, which required an immediate expense of the ineffective portion.

The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (US - $17,351) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The initial fair value of the interest rate swap was deemed to be ineffective for the purposes of hedge accounting and, as a result, a charge of $254 is included in interest expense. The estimated fair value of the interest rate swap at December 31, 2007 was a loss of $539. This incremental loss in fair value has been recorded in other comprehensive income.

- F28 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

10.

Long-term debt continued

(b) Interest capitalized in 2007 relates to the installation of new bar-forming equipment in the SunOpta Fruit Group Healthy Fruit Snack business.

As part of its lending agreements, the Company is required to maintain compliance with certain financial covenants. As a result of the adjustments and provisions in the SunOpta Fruit Group, the Company was not in compliance with these covenants at December 31, 2007 and March 31, 2008. The Company received a permanent waiver to these covenants that allowed the Company to be in compliance for the December 31, 2007 and March 31, 2008 periods, and was not required to recalculate the covenants for previous periods based on restated quarterly numbers. In addition, the Company has obtained amended covenants for the June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009 reporting periods with which the Company is required to comply. As a result of the Company’s expectation of compliance with these amended covenants, the term loan of $45,000 and the non-current portion of the non-revolving and revolving acquisition facilities totaling $13,800 continue to be classified as non-current. Should the Company fail to comply with any one of these or other covenants, the lenders would have the option to accelerate repayment of these outstanding balances or enforce their security rights against the Company and accordingly, these amounts would be reclassified to current liabilities.

11.

Capital stock

The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value (of which none are outstanding).

The following is a summary of changes in the Company’s capital stock:

	Warrants and rights		Common shares		Total
	Number	$	Number	$	$
Balance at December 31, 2004	35,000	9	56,220,212	105,785	105,794
Options exercised (b)	-	-	276,640	370	370
Employee share purchase plan (c)	-	-	123,819	576	576
Share purchase buyback	-	-	(33,000)	(62)	(62)
Balance at December 31, 2005	35,000	9	56,587,671	106,669	106,678

Warrants exercised (a)	(35,000)	(9)	35,000	69	60
Options exercised (b)	-	-	844,105	3,842	3,842
Employee share purchase plan (c)	-	-	85,277	599	599
Shares issued in relation to
acquisition of Purity Life (note 2)	-	-	120,000	1,139	1,139
Balance at December 31, 2006	-	-	57,672,053	112,318	112,318

Warrants issued (a)	648,300	762	-	-	762
Warrants exercised (a)	(648,300)	(762)	648,300	8,263	7,501
Options exercised (b)	-	-	570,455	3,201	3,201
Employee share purchase plan and
compensation grants(c)	-	-	83,785	883	883
Equity offering (d)	-	-	5,175,000	51,882	51,882
Balance at December 31, 2007	-	-	64,149,593	176,547	176,547

(a)

Warrants exercised

In conjunction with the preferred shares issued by a subsidiary (note 3), 648,300 warrants to purchase common shares of the Company were issued. A non-cash fair value of $762 was assigned to these warrants, using the Black-Scholes option pricing model (note 3). In the fourth quarter of 2007, all 648,300 warrants were exercised at a share price of $11.57, resulting in net proceeds of $7,501 to the Company.

- F29 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

11.

Capital stock continued

In 2006, 35,000 warrants were exercised for net proceeds of $60. These warrants were granted as part of the acquisition of First Light Foods in 2001.

(b)

Employee/director option plans

Details of changes in employee/director stock options are as follows:

	2007	2006	2005
Outstanding options at beginning of year	2,005,885	2,726,190	2,342,615
Options granted	528,000	135,500	857,625
Options exercised	(570,455)	(844,105)	(276,640)
Options forfeited or expired	(117,300)	(11,700)	(197,410)
Outstanding options at end of year	1,846,130	2,005,885	2,726,190

Exercisable options at end of year	1,279,520	1,834,320	2,529,750

Weighted average fair value of options granted
during the year	$6.29	$4.84	$2.72

The Company grants options to employees and directors from time to time under employee/director stock option plans. The Board of Directors of the Company has authorized and approved 5,000,000 (2006 – 3,000,000) shares to be made available from the 2002 stock option plan. As at December 31, 2007, 1,716,660 options are remaining to be granted under this plan.

The following is a summary of options granted during the year.

				Number of vested
Grant date	Expiry date	Exercise price	Number of options	options
February 1, 2007	February 1, 2012	$10.86	100,000	20,000
May 14, 2007	May 14, 2012	$11.66	117,000	23,400
June 26, 2007	June 26, 2012	$11.06	33,000	6,600
August 8, 2007	August 8, 2013	$12.31	244,000	-
November 6, 2007	November 6, 2013	$13.75	22,000	-
December 6, 2007	December 6, 2013	$13.58	12,000	-
			528,000	50,000

Employee/director stock options granted by the Company contain an exercise price, which is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to capital stock.

During the year, the Company granted 528,000 options which vest as follows: 50,000 options vested immediately on granting in 2007, 105,600 vest per annum in 2008 to 2011 and 55,600 vest in 2012. During 2007, 570,455 (2006 – 844,105) options were exercised and the equivalent number of common shares was issued for net proceeds of $3,201 (2006 - $3,842).

- F30 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

11.

Capital stock continued

Earnings for the year ended December 31, 2007 includes $867 (2006 - $556) of compensation expense related to the Company’s stock-based compensation arrangements, including $170 (2006 - $170) in stock-based compensation for the options issued by Opta Minerals to its employees. Earnings for the year ended December 31, 2005 included $nil of stock-based compensation; however, in accordance with the pro forma note disclosure requirements of SFAS 123, the Company would have reported a pre-tax expense of $5,759, including the impact of accelerated vesting of certain options (outlined in note 1). The Company also realized a cash tax benefit of $912 in the current year (2006 - $397) relating to options granted in prior years and exercised in the current year. The benefit was recorded as an increase to additional paid-in capital. Total compensation costs related to non-vested awards not yet recognized as an expense is $2,162 as at December 31, 2007. The weighted average period over which this is expected to be recognized is 2.1 years.

The assumptions used in determining the fair value of the options granted in 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	54%	55%	54%
Risk-free interest rate	4%	4%	4%

The fair value of the options is based on estimates of the number of options that management expects to vest, which was estimated to be 85%.

Details of employee/director stock options outstanding as at December 31, 2007 are as follows:

		Vested	Weighted	Total	Weighted
	Exercise price	outstanding	average Price	outstanding	average price
Expiry date	range	options	(vested)	options	(total)
2008	$3.72 to $9.90	312,780	$7.38	312,780	$7.38
2009	$5.96 to $7.69	314,400	$6.99	314,400	$6.99
2010	$4.52 to $6.81	559,940	$5.79	576,850	$5.77
2011	$5.14 to $10.00	44,400	$8.42	116,100	$8.15
2012	$10.86 to $11.66	48,000	$11.24	248,000	$11.26
2013	$12.31 to $13.75	-	-	278,000	$12.48
		1,279,520		1,846,130

The weighted average remaining contractual life for vested outstanding options and total outstanding options is 2.0 and 2.9 years, respectively (2006 – 2.5 and 2.6 years, respectively; 2005 – 3.3 and 3.2 years, respectively).

(c)

Employee share purchase plan/compensation grants

The Company maintains an employee share purchase plan whereby employees can purchase common shares through payroll deductions. In 2007, the Company’s employees purchased 78,785 common shares (2006 – 85,277; 2005 – 123,819) for total proceeds of $826 (2006 - $599; 2005 - $576).

Based on the terms of their respective employment contracts, the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President, each received an award of 10,000 shares of the Company’s stock during 2007. The stock was granted 25% in 2007, with the remaining 75% to be granted in equal installments on the grant date anniversary for each of the next three years. Accordingly, 5,000 shares were issued from treasury and the Company recognized stock-based compensation costs of $57 in 2007.

- F31 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

11.

Capital stock continued

(d)

Equity offering

On February 13, 2007, the Company issued 5,175,000 common shares at a price of $10.40 per common share in respect of a public offering, for gross proceeds of $53,820. The Company incurred share issuance costs of $1,938, net of a $920 tax benefit, for net proceeds of $51,882.

12.

Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflects the dilutive effect of the potential exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	2007	2006	2005
Weighted average number of shares used in
basic earnings per share	62,602,772	57,196,517	56,366,852
Dilutive potential of the following
Employee/director stock options	619,341	571,304	355,957
Warrants	-	-	24,162
Weighted average number of shares used in
diluted earnings per share	63,222,113	57,767,821	56,746,971

Earnings for the year	$407	$10,959	$13,558

Earnings per share
Basic	$0.01	$0.19	$0.24
Diluted	$0.01	$0.19	$0.24

Options to purchase 278,000 (2006 – 348,800; 2005 – 1,751,355) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

13.

Income taxes

The (recovery of) provision for income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rate to (loss) earnings before income taxes due to the following:

	2007	2006	2005
	$	$	$
Income tax (recovery) provision at combined statutory rate	(1,633)	5,311	6,029

Increase (decrease) by the effects of
Impact of foreign exchange	(127)	-	-
Foreign tax rate differential	(596)	453	(219)
Impact of enacted tax rates	453	-	-
Benefit of cross-jurisdictional financing structures	(2,968)	(2,225)	(937)
Impact of non-taxable dilution gain	(243)	-	(2,307)
Other	(987)	(410)	-
(Recovery of) provision for income taxes	(6,101)	3,129	2,566

- F32 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

13.

Income taxes continued

The components of the (recovery) provision for Canada, the United States and other income taxes are shown below:

	2007	2006	2005
	$	$	$
Current (recovery) provision:
Canada	872	993	525
United States	1,742	2,073	617
Other	37	-	-
	2,651	3,066	1,142

Deferred income tax (recovery) provision
Canada	(1,679)	(258)	(1,489)
United States	(7,073)	321	2,913
	(8,752)	63	1,424

(Recovery of) provision for income taxes	(6,101)	3,129	2,566

Deferred income taxes of the Company are comprised of the following:

	2007	2006	2005
	$	$	$
Differences in property, plant and equipment
and intangible assets	(22,715)	(18,522)	(6,696)
Capital and non-capital losses	16,007	8,809	9,418
Tax benefit of scientific research expenditures	4,104	2,817	2,090
Tax benefit of costs incurred during share issuances	1,698	649	994
Inventory basis differences and reserves	5,663	977	806
Other accrued reserves	1,834	987	(244)
	6,591	(4,283)	6,368
Less: Valuation allowance	2,162	434	1,204
Net deferred income tax asset (liability)	4,429	(4,717)	5,164

The components of the deferred income tax asset (liability) for Canada and the United States are shown below:

	2007	2006	2005
	$	$	$
Canada	6,776	5,679	5,854
United States	(2,347)	(10,396)	(690)
	4,429	(4,717)	5,164

The components of the deferred income tax valuation allowance are as follows:

	2007	2006	2005
	$	$	$
Balance, beginning of year	434	1,204	1,204
Adjustments to valuation allowance as a result of
acquisitions and foreign exchange	29	(797)	-
Increase in valuation allowance	1,699	27	-
Balance, end of year	2,162	434	1,204

- F33 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

13.

Income taxes continued

The Company has approximately $10,672 and $826 (2006 - $6,902 and $1,000) in Canadian and U.S. scientific research expenditures, respectively, which can be carried forward indefinitely in Canada and 13 years in the United States to reduce future years’ taxable income. The Company also has approximately $924 and $332 (2006 – $364 and $402) in Canadian and U.S. scientific research investment tax credits, which will expire in varying amounts up to 2016.

The Company has Canadian and U.S. non-capital loss carry-forwards of approximately $24,534 and $18,737, respectively, as at December 31, 2007 (2006 - $11,574 and $12,524). The Company also has state loss carry- forwards of approximately $9,482 as at December 31, 2007 (2006 - $4,248). The amounts are available to reduce future federal and provincial/state income taxes. Non-capital loss carry-forwards attributable to Canada expire in varying amounts over the next 20 years while non-capital loss carry-forwards attributable to the United States expire in varying amounts over the next 15 years.

The Company has Canadian capital losses of approximately $7,313 as at December 31, 2007 (2006 - $686) for which a full valuation allowance exists. These amounts are available to reduce future capital gains. Capital losses in Canada do not expire.

A valuation allowance of $2,162 (2006 - $434) has been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adopting FIN 48 recorded in the first quarter of 2007 was an increase in opening retained earnings of $100. While the Company believes it has adequately examined its tax positions under FIN 48, amounts asserted by taxing authorities could differ from the Company’s position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at December 31, 2006	$283
Adjustments on adoption of FIN 48	(100)
Additions based on tax positions related to the current year	-
Reductions for tax positions of prior years	(183)
Reductions resulting from lapse of applicable statute of limitations	-
Balance at December 31, 2007	-

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of earnings. The Company recognized $nil in potential interest and penalties associated with unrecognized tax benefits for the year ended December 31, 2007.

- F34 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

13.

Income taxes continued

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the Province of Ontario and the United States (including multiple states). The Company’s 2004 through 2007 tax years remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and the 2002 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company’s consolidated financial statements.

14.

Supplemental cash flow information

	2007	2006	2005
	$	$	$
Changes in non-cash working capital, net
of businesses acquired:
Accounts receivable	(8,636)	(3,412)	(11,184)
Inventories	(47,204)	(26,640)	(16,641)
Prepaid expenses and other current assets	(1,720)	(26)	583
Income taxes recoverable	501	(2,060)	(18)
Accounts payable and accrued liabilities	9,302	16,910	1,141
Customer and other deposits	370	413	113
	(47,387)	(14,815)	(26,006)
Cash paid for
Interest	10,058	6,883	3,493
Income taxes	259	4,002	2,041

15.

Related party transactions and balances

In addition to transactions disclosed elsewhere in these consolidated financial statements, the Company entered into the following related party transactions:

(a)

Pursuant to the Pro Organics acquisition, the Company leased its Pro Organics Vancouver, British Columbia, Canada, warehouse and administration facility from a company controlled by a former owner who remains as senior management within the SunOpta Distribution Group. The lease was at market rates at inception and is for a five-year term with two five-year renewal periods, expiring in 2018. The total amount paid during 2007 was $363 (2006 - $342; 2005 - $311).

(b)

The President of the SunOpta Distribution Group sold $1,491 (2006 - $1,107; 2005 - $969) of organic product from his family farming operation, at market rates, to the SunOpta Distribution Group during 2007 and was owed $2 (2006 – $93) by the Company as at December 31, 2007. The amount payable has been recorded in accounts payable and accrued liabilities.

(c)

The President of the SunOpta Grains and Foods Group purchased $99 (2006 - $126; 2005 - $69) of agronomy products from the group during 2007 and had a balance payable to the Company as at December 31, 2007 of $85 (2006 - $nil). In addition, the President of the SunOpta Grains and Foods Group sold through a family farming business $341 (2006 - $282; 2005 - $178) of soybeans and corn to the SunOpta Grains and Foods Group at market rates.

(d)

Pursuant to the acquisition of Les Importations Cacheres Hahamovitch Inc., the Company leased Les Importations Cacheres Hahamovitch Montreal, Quebec, warehouse and administration facility from the former owner who remains as senior management within SunOpta Distribution Group. The lease was at market rates at inception and is renewable annually for a 12 month term for each of the next five years. During 2007, the Company paid $136 (2006 - $127; 2005 - $nil) to the former owner.

- F35 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

15.

Related party transactions and balances continued

(e)

Pursuant to the acquisition of Cleugh’s Frozen Foods Inc. (Cleugh’s) the Company leased Cleugh’s Buena Park, California, production, packaging and warehouse facility from the former owners, one of whom remains as senior management within the SunOpta Fruit Group. The lease was at market rates at inception and is for a five-year term expiring in 2010. During 2007, the Company paid $240 (2006 - $240; 2005 - $128) to the former owners.

(f)

Pursuant to the acquisition of Purity Life, the Company leased Purity Life’s Acton, Ontario, warehouse and administration facilities from a company controlled by the former owners, one of whom remains in a senior management position within the SunOpta Distribution Group. The lease was at market rates at inception and is for a 63-month term with a five-year renewal period expiring in 2011. During 2007, the Company paid $452 (2006 - $106; 2005 - $nil) to the former owners.

(g)

Pursuant to the acquisition of Neo-Nutritionals, Inc. in December 2007 (note 2), the Company leased the Brantford, Ontario production facilities from a company controlled by the former owners, who remain in senior management roles within the SunOpta Distribution Group. The lease was at market rates expiring on November 30, 2010, with two three-year renewal periods. During 2007, the Company paid $14 to the former owners.

(h)

On February 1, 2007, the Chief Executive Officer ("former CEO") of the Company stepped down and remained Chairman of the Board at a reduced level of compensation subject to a contract expiring on February 26, 2020. The contract provides for consulting fees of $100 per year plus a bonus, (amended to $200 until March 31, 2009) declining to $50 per year, to be paid on a sliding scale over time until February 26, 2020. Subsequent to the year 2012, the former CEO is no longer required to provide services to the Company although payments will continue. In the event that the former CEO passes away before February 26, 2020, any remaining amount payable under the contract will be paid to his surviving spouse until February 26, 2020. Included in long-term liabilities is $250 related to this agreement.

(i)

Other amounts due to/from officers/directors of the Company included in other current assets as at December 31, 2007 were $7 (2006 - $7).

16.

Commitments and contingencies

(a)

Class action lawsuits

Subsequent to the Company’s press release on January 24, 2008, in which it downgraded previously issued earnings expectations and announced the restatement of prior quarterly financial statements due to a significant write-down and other adjustments, the Company and certain officers (one of whom is a director) and a former director were named as defendants in several proposed class action lawsuits in the United States. These lawsuits were filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008. The lawsuits allege, among other things, violations of United States federal securities laws, misrepresentations and insider trading. These lawsuits are in a preliminary phase and are expected to be consolidated into one class action with a lead plaintiff. Similarly, a proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008 against the Company and certain officers (one of whom is a director), alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under Ontario’s Securities Act. The Canadian Action claims damages of Cdn $100,000 plus punitive damages of Cdn $10,000 and other monetary relief. This action is also in its preliminary phase and, may be consolidated if additional class actions are commenced. Management intends to vigorously defend these actions. These claims and possible claims are at an early stage and it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

- F36 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

16.

Commitments and contingencies continued

(b)

SunOpta BioProcess lawsuit against Abengoa and Abener arbitration

The Company commenced suit on January 17, 2008 against Abengoa New Technologies Inc. (Abengoa) and a former employee of SunOpta Inc. for theft of trade secrets, breach of contract, tortuous interference with contract and civil conspiracy, along with motions for expedited discovery and a preliminary injunction. Abengoa has filed a counterclaim alleging breach of contract, misappropriation of trade secrets and other contractual violations. The United States District Court, Eastern District of Missouri, recently referred the core claims to arbitration and stayed the rest pending outcome of the arbitration. While management is confident in its position, the outcome of this matter cannot be predicted at this time.

In January 2008, a customer of the Company, Abener Energia S.A. (an affiliate of Abengoa) terminated a contract for the delivery of equipment and related services, forcing the matter into arbitration under the contract’s provisions. Both parties have alleged violations under the contract. The matter is currently slated for arbitration which is expected to commence in July 2008. The outcome of this arbitration cannot be predicted at this time.

(c)

SunRich LLC claim

One of the Company’s subsidiaries, SunRich LLC (Sunrich), previously filed a claim against a supplier for failure to adhere to the terms of a contract. On July 29, 2004, Sunrich was awarded the trial judgment and, in the fall of 2006, the decision of the appellate court confirmed the judgment in Sunrich’s favour. In December 2006, the Company collected approximately $2,014 in satisfaction of the trial judgment. During 2007, the Company received notification that it will be unable to recover additional legal fees but is continuing to appeal the decision (see note 19(b)).

(d)

Other claims

In addition, various claims and potential claims arising in the normal course of business are pending against the Company. It is the opinion of management that these claims or potential claims are without merit and the amount of potential liability, if any, to the Company is not determinable. Management believes the final determination of these claims or potential claims will not materially affect the consolidated financial position or results of the Company.

(e)

Environmental laws

The Company believes, with respect to both its operations and real property, that it is in material compliance with current environmental laws. Based on known existing conditions and the Company’s experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its consolidated financial position, but there can be no assurance that unforeseen changes in the laws or enforcement policies of relevant governmental bodies, the discovery of changed conditions on the Company’s real property or in its operations, or changes in the use of such properties and any related site restoration requirements, will not result in the incurrence of significant costs.

(f)

Grain and sunflower purchase commitments

In the normal course of business, the SunOpta Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain. The SunOpta Food Group also has commitments to purchase $57,981 (2006 - $36,735) of grains and sunflowers in the normal course of business.

(g)

Letters of credit

The Company has outstanding letters of credit at December 31, 2007 totalling $1,056 (2006 - $1,065).

- F37 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

16.

Commitments and contingencies continued

(h)

Real property lease commitments

The Company has entered into various leasing arrangements, which have fixed monthly rents that are adjusted annually each year for inflation.

Minimum commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

$
2008	6,300
2009	5,097
2010	4,108
2011	3,144
2012	1,767
Thereafter	3,968
24,384

In the years 2007, 2006 and 2005, net minimum rents, including contingent rents and sublease rental income, were $8,199, $7,303 and $5,890, respectively.

(i) Contingent consideration

As a result of acquisitions, the Company may be committed to pay contingent consideration for fiscal years 2008 to 2017 based on certain earning targets and thresholds. The contingent consideration for acquisitions that occurred in 2007 and 2006 is described in note 2. The total amount is not determinable as certain agreements have no maximum on the amount that can be earned.

17.

Segmented information

The Company operates in three industries divided into six operating segments:

(a) SunOpta Food Group (Food Group) processes, packages, markets and distributes a wide range of natural, organic, kosher and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food and natural health products. There are four segments in the Food Group:

i)

SunOpta Grains and Foods Group (Grains and Foods Group) is focused on vertically integrated sourcing, processing, packaging and marketing of grains and grain-based ingredients and packaged products;

ii)

SunOpta Ingredients Group (Ingredients Group) works closely with its customers to identify product formulation, cost and productivity opportunities, and focuses on transforming raw materials into value-added food ingredient solutions, with a focus on insoluble oat and soy fiber products;

iii)

SunOpta Fruit Group (Fruit Group) focuses on providing natural and organic frozen fruits, vegetables and related products to the private label retail, food service and industrial markets; and

iv)

SunOpta Distribution Group (Distribution Group) represents the final layer of the Company’s vertically integrated natural and organic foods business model. This group operates a national natural, organic and specialty foods and health and beauty aids, vitamins, supplements and neutraceutical distribution network in Canada.

- F38 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

17.

Segmented information continued

(b) Opta Minerals processes, sells and distributes silica-free loose abrasives, roofing granules, industrial minerals specialty sands, and recycles inorganic materials for the foundry, steel, roofing shingles and bridge- and ship-cleaning industries.

(c) SunOpta BioProcess provides a wide range of research and development and engineering services and own numerous patents on its proprietary steam explosion technology. It designs and subcontracts the manufacture of these systems, which are used for processing biomass for use in the paper, food and biofuel industries.

The Company’s assets, operations and employees are located in Canada, the United States, Mexico and Slovakia. Revenues from external countries are allocated to the United States, Canada and Other external market based on the location of the customer. Other expense, net, dilution gain, interest expense, net, recovery of income taxes and minority interest are not allocated to the segments.

				2007
			SunOpta
			BioProcess
	Food Group	Opta Minerals	and Corporate	Consolidated
	$	$	$	$
External revenues by market
United States	448,292	53,638	1,077	503,007
Canada	238,582	18,283	-	256,865
Other	40,416	3,444	762	44,622
Total revenues from external customers	727,290	75,365	1,839	804,494

Segment earnings before other expense, net	12,348	6,668	(13,354)	5,662
Other expense, net				1,187
Earnings before the following				4,475

Dilution gain				693
Goodwill impairment				996
Interest expense, net				(8,823)
Recovery of income taxes				(6,101)
Minority interest				1,043
Earnings for the year				407

Identifiable assets	415,945	97,782	50,813	564,540
Amortization	10,603	3,395	1,060	15,058
Goodwill	44,897	10,606	-	55,503
Expenditures on property, plant and
equipment	26,301	1,834	1,551	29,686

The goodwill impairment of $996 relates to the Fruit Group (see note 7).

- F39 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

17.

Segmented information continued

The Food Group has the following segmented reporting:

					2007
	Grains and	Ingredients		Distribution
	Foods Group	Group	Fruit Group	Group	Food Group
	$	$	$	$	$
External revenues by market
United States	203,591	65,972	177,715	1,014	448,292
Canada	8,141	5,744	6,201	218,496	238,582
Other	34,660	2,988	2,768	-	40,416
Total revenues from external
customers	246,392	74,704	186,684	219,510	727,290

Segment earnings before
other expense, net	14,993	6,008	(17,682)	9,029	12,348

Identifiable assets	106,422	59,501	146,956	103,066	415,945
Amortization	2,619	2,500	2,589	2,895	10,603
Goodwill	2,590	12,030	10,206	20,071	44,897
Expenditures on property, plant
and equipment	4,088	2,722	13,652	5,839	26,301

				2006
			SunOpta
			BioProcess
	Food Group	Opta Minerals	and Corporate	Consolidated
	$	$	$	$
External revenues by market
United States	339,950	43,919	886	384,755
Canada	153,120	19,537	15	172,672
Other	37,383	805	2,411	40,599
Total revenues from external customers	530,453	64,261	3,312	598,026

Segment earnings before other expense, net	23,007	6,876	(6,585)	23,298
Other expense, net				1,147
Earnings before the following				22,151

Interest expense, net				(7,021)
Provision for income taxes				3,129
Minority interest				1,042
Earnings for the year				10,959

Identifiable assets	312,345	73,422	18,963	404,730
Amortization	8,073	2,700	928	11,701
Goodwill	40,268	10,253	-	50,521
Expenditures on property, plant and
equipment	9,259	1,427	225	10,911

- F40 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

17.

Segmented information continued

					2006
	Grains and	Ingredients		Distribution
	Foods Group	Group	Fruit Group	Group	Food Group
	$	$	$	$	$
External revenues by
market
United States	154,053	52,160	133,549	188	339,950
Canada	5,235	6,174	6,374	135,337	153,120
Other	26,358	8,131	2,894	-	37,383
Total revenues from
external customers	185,646	66,465	142,817	135,525	530,453

Segment earnings before
other expense, net	5,852	5,293	6,401	5,461	23,007

Identifiable assets	82,486	55,570	94,184	80,105	312,345
Amortization	2,228	2,371	1,868	1,606	8,073
Goodwill	2,158	12,030	8,329	17,751	40,268
Expenditures on property,
plant and equipment	3,592	1,389	3,396	882	9,259

				2005
			SunOpta
			BioProcess
	Food Group	Opta Minerals	and Corporate	Consolidated
	$	$	$	$
External revenues by market
United States	240,052	11,131	-	251,183
Canada	115,970	23,528	-	139,498
Other	30,519	-	4,901	35,420
Total revenues from external customers	386,541	34,659	4,901	426,101

Segment earnings before other expense, net	16,245	3,808	(3,505)	16,548
Other expense, net				1,969
Earnings before the following				14,579

Dilution gain				5,540
Interest expense, net				3,417
Provision for income taxes				2,566
Minority interest				578
Earnings for the year				13,558

Identifiable assets	246,122	41,891	13,469	301,482
Amortization	6,651	1,225	450	8,326
Goodwill	35,878	6,551	-	42,429
Expenditures on property, plant and
equipment	9,666	2,404	2,095	14,165

- F41 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

17.

Segmented information continued

					2005
	Grains and	Ingredients		Distribution
	Foods Group	Group	Fruit Group	Group	Food Group
	$	$	$	$	$
External revenues by
market
United States	121,752	52,352	65,675	273	240,052
Canada	5,273	4,058	7,036	99,603	115,970
Other	21,059	7,543	1,917	-	30,519
Total revenues from
external customers	148,084	63,953	74,628	99,876	386,541

Segment earnings before
other expense, net	8,005	3,784	3,165	1,291	16,245

Identifiable assets	79,241	60,783	63,641	42,457	246,122
Amortization	1,978	2,159	1,079	1,435	6,651
Goodwill	2,158	12,031	7,618	14,071	35,878
Expenditures on property,
plant and equipment	4,154	3,081	874	1,557	9,666

Geographic segments

				2007
	United
	States	Canada	Other	Total
	$	$	$	$

Property, plant and equipment	89,679	23,499	3,211	116,389

Goodwill	29,659	23,343	2,501	55,503

Total assets	359,463	174,982	30,095	564,540

				2006
	United
	States	Canada	Other	Total
	$	$	$	$

Property, plant and equipment	71,597	15,530	-	87,487

Goodwill	28,942	21,579	-	50,521

Total assets	283,512	121,218	-	404,730

Other includes operations in Mexico as part of the Fruit Group and operations in Slovakia as part of Opta Minerals.

- F42 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

17.

Segmented information continued

The Company had no customers in 2007, 2006 or 2005 for which sales exceeded 10% of the Company’s total revenues.

18.

Pro forma data (unaudited)

The condensed pro forma consolidated statements of earnings, as if all acquisitions completed in 2007 and 2006 (see note 2) had occurred at the beginning of 2006, and as if all acquisitions completed in 2006 and 2005 (see note 2) had occurred at the beginning of 2005, is as follows:

	2007	2006	2005
	$	$	$
Pro forma revenue	815,595	693,476	574,820
Pro forma earnings	513	13,228	18,140
Pro forma earnings per share
Basic	0.01	0.23	0.32
Diluted	0.01	0.23	0.32

19.

Other expense, net

	2007	2006	2005
	$	$	$
Closure costs (a)	551	-	986
Lawsuit (b)	501	-	1,010
Product recall and other costs (c)	-	822	-
Other	135	325	(27)
	1,187	1,147	1,969

(a)

Closure costs

During 2007, the Company closed two distribution warehouses within the Distribution Group in Canada and, as a result, incurred $551 in costs related to severance, closure costs and the disposal of certain property, plant and equipment.

The $986 expense in 2005 represents the costs relating to the exit of a business, as well as its related facilities, and an impairment of certain goodwill and intangible assets in the SunOpta Grains and Foods Group.

(b)

Lawsuit

The Company previously had a receivable for legal fees relating to a judgment awarded in favour of the Company in 2004 (note 16(d)). As a result of a court ruling in 2007, the Company took a charge for the remaining unrecovered legal fees. The Company has appealed the court’s 2007 decision; however, collection is uncertain.

In relation to a lawsuit awarded in 2004, a charge was taken in 2005 for legal fees not awarded, net of established provisions, in the amount of $1,010 (see note 16(c)).

- F43 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

19.

Other expense, net continued

(c)

Product recall and other costs

On December 4, 2006, Cleugh’s, a wholly owned subsidiary of the Company, announced a voluntary recall of frozen strawberries sold exclusively to a customer for use in the strawberry smoothies sold in stores in the southwest United States between the period November 25, 2006 and December 1, 2006, due to the concern that this product may have been contaminated with Listeria monocytogenes.

In 2006, the Company incurred costs of $822 as a direct result of the recall, comprised of the reimbursement and settlement of the customer’s costs and professional fees incurred. These costs were included in the determination of income as an other expense item in 2006. In addition, Cleugh’s recorded a charge of $779 relating to the voluntary disposal and rework of product produced during the period of potential contamination. These costs were included in cost of goods sold within the SunOpta Fruit Group for 2006.

20.

Dilution gain

On July 30, 2007, Opta Minerals, the Company’s subsidiary, acquired 100% of the outstanding shares of Newco (note 2). As part of the consideration for the purchase, Opta Minerals issued one million common shares. As a result of the issuance of common shares, the Company recorded a non-taxable dilution gain of $693 and the percentage of common shares of Opta Minerals held by the Company was reduced from approximately 70.4% to 66.6%.

On February 17, 2005, Opta Minerals, the Company’s subsidiary, completed an initial public offering and raised $14,294 (Cdn $17,496) in net proceeds, (gross proceeds Cdn $19,800) including an over-allotment option granted to the underwriters and exercised on March 16, 2005. The Company recorded a non-taxable dilution gain of $5,540, net of related costs, as a result of the sale of approximately 29.6% of Opta Minerals.

21.

Cash and cash equivalents

Included in cash and cash equivalents is $26,556 (2006 - $nil) of cash relating to SunOpta BioProcess that was raised as a result of the preferred share issuance (note 3). These funds are specific to SunOpta BioProcess and can only be used by SunOpta BioProcess, who will use these funds for the continued development of biomass conversion technologies and to build and operate commercial-scale facilities for the conversion of cellulosic biomass to ethanol. Also included in cash and cash equivalents are funds of $2,336 (2006 - $854) that are specific to Opta Minerals.

These funds (2007 - $28,892; 2006 - $854) are consolidated for financial statement reporting purposes due to the Company’s ownership; however, these funds cannot be utilized by the Company for general corporate purposes and are maintained in separate bank accounts of the legal entities.

22.

Employee future benefits

Through its acquisition of Congeladora del Rio S.A. de C.V. and Global Trading Inc. (note 2), the Company assumed a defined benefit pension plan. Funding for the plan is based on a function of compensation levels, benefit formulas and years of service. The measurement date used for the accounting valuation for the defined benefit plan was December 31, 2007. Information about the defined benefit plan since acquisition is as follows:

2007
$
Pension expense (income)
Current service cost	38
Interest cost	93
Expected return on plan assets	(147)
Net pension income	(16)

- F44 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

22.

Employee future benefits continued

Information with respect to the assets and liabilities in the defined benefit plan is as follows:

2007
$
Pension assets
Fair value of plan assets	4,245
Actual return on plan assets	81
Benefits paid (a)	(1,876)
Fair value of plan assets, end of year	2,450

2007
$
Pension liability
Accrued benefit obligation acquired	3,640
Current service cost	38
Interest cost	93
Actuarial gain	(66)
Benefits paid (a)	(1,876)
Accrued benefit obligation, end of year	1,829

(a) As a result of the death of a member of the defined benefit pension plan, an insurance contract held by the plan was exercised, resulting in additional assets transferred to the plan. These insurance benefits, as well as the existing obligation, were paid to the estate of the member after the Company’s acquisition of the defined benefit plan.

A reconciliation of the net pension asset is as follows:

2007
$
Fair value of plan assets, end of year	2,450
Accrued benefit obligation, end of year	(1,829)
Net pension asset, end of year	621

The pension asset is included in other assets on the consolidated balance sheets.

Pension fund assets are invested primarily in equity and debt securities. Asset allocation between equity and debt securities and cash is adjusted based on the expected life of the plan and the expected retirement age of the 11 plan participants. Information with respect to the amounts and types of securities that are in the plan is as follows:

	Amount	Percentage of total plan
	$	%
Equity securities	1,911	78%
Debt securities	417	17%
Other	122	5%
	2,450	100%

- F45 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

22.

Employee future benefits continued

The weighted average actuarial assumptions in measuring the accrued benefit obligation for the period from the date of acquisition to December 31, 2007 is as follows:

Projected benefit obligation
Discount rate	5.5%
Expected long-term return on plan assets	7.0%
Rate of compensation increase	0%

The following table shows the estimated future benefit payments expected to be paid from the plan:

$
2008	1,066
2009	-
2010	-
2011	89
2012	-
2013-2018	332

23.

Subsequent events

(a)

Fire in the Grains and Foods Group

On January 19, 2008, a fire occurred at the Company’s Breckenridge, Minnesota, sunflower facility. The fire destroyed a seed-conditioning operation, a warehouse used to clean seeds prior to hulling in the facility’s main building and inventory stored in these two facilities with a total carrying value of $276. The Company has filed claims with its insurance carriers for damaged property, business interruption and inventory losses.

(b)

Acquisition of The Organic Corporation B.V.

On April 2, 2008, the Company completed the previously announced acquisition of The Organic Corporation B.V., operating as Tradin Organic Agriculture B.V. ("Tradin"). At closing, the Company paid €6,000 (US $9,417) and issued a promissory note for €1,000 (US $1,570), bearing interest at 7%, payable on March 31, 2010. Additional consideration payable on March 31, 2010 is equal to the greater of €8,000 (US $12,556) or 2.5 times 2009 EBITDA (as defined in the purchase and sale agreement).

Tradin is one of the world’s leading providers of globally sourced organic food ingredients and a key supplier of a wide variety of organic products including frozen fruits and vegetables, dried fruits, coffee, cocoa, cereals, rice, soy, beans and more. The acquisition is expected to lead to further integrated sourcing and processing opportunities around the globe and will position the Company as one of the dominant suppliers to the rapidly growing organic foods industry.

(c)

Flood in the Ingredients Group

Subsequent to year-end, as a result of flooding in the midwestern United States, a facility in the Ingredients Group located in Cedar Rapids, Iowa, has been unable to operate. In addition to not operating, supply to another facility located in Louisville, Kentucky, has also been disrupted, negatively impacting its ability to produce. The Company is in the process of determining the impact on the consolidated financial statements, including filing business interruption insurance for the period that these plants are unable to operate.

- F46 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

23.

Subsequent Events continued

(d)

Acquisition of MCP Mg-Serbien SAS

On July 10, 2008, Opta Minerals Inc. announced that it had acquired 67% of the outstanding common shares of MCP Mg-Serbien SAS ("MCP") of France, for $1,100 in cash. Included in the acquisition is the option for Opta Minerals to acquire the remaining 33% minority interest under similar terms. Opta Minerals has also secured an option to purchase a majority position in an associated company located in Europe. MCP sells ground magnesium products. The addition of MCP increases Opta Minerals’ position in the industrial minerals business and expands its position as a service provider to the steel industry.

(e)

Investigation at Berry Operations

Subsequent to year-end, the Company has incurred approximately $5,500 in professional fees, including legal, accounting and advisory fees, related to the investigation within the Berry Operations that will impact earnings in 2008. The Company will also incur a minimum of approximately $1,700 in severance costs in 2008 related to the Company’s Chief Executive Officer and Chief Financial Officer.

24.

Comparative balances

The comparative balances for intangible asset amortization have been reclassified from selling, general and administrative expenses and reported separately to conform to the current year’s financial statement presentation. In addition, $1,064 was reclassified from intangible assets to goodwill as at December 31, 2006 that related to a business acquisition that occurred in 2006.

- F47 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited)

On January 24, 2008, the Company announced that inventories within the SunOpta Fruit Group’s Berry Operations would require adjustments to correct errors and that financial results for the previously issued three quarters of 2007 would need to be restated. For further information on the nature of the adjustments, refer to the Company’s Amended First, Second and Third Quarter Form 10-Q/A’s, as filed with the Securities and Exchange Commission. Summarized below is the consolidated statement of earnings and comprehensive income for the quarter ended December 31, 2007 and the restated consolidated statement of earnings and comprehensive income for the quarters ended September 30, 2007, June 30, 2007 and March 31, 2007.

	Quarter ended December 31,
	2007	2006
	$	$

Revenues	210,338	163,506
Cost of goods sold	182,885	135,438
Gross profit	27,453	28,068

Warehousing and distribution expenses	5,794	4,998
Selling, general and administrative expenses	30,924	16,792
Intangible asset amortization	1,189	912
Other expense, net	408	853
Foreign exchange loss	277	418

(Loss) earnings before the following	(11,139)	4,095

Goodwill impairment	(996)	-
Interest expense, net	(2,745)	(2,128)

(Loss) earnings before income taxes	(14,880)	1,967

Recovery of income taxes	(7,863)	(295)

(Loss) earnings before minority interest	(7,017)	2,262

Minority interest	78	182

(Loss) earnings for the period	(7,095)	2,080

Change in foreign currency translation adjustment	1,203	(2,688)
Change in fair value of interest rate swap	(285)	-

Comprehensive loss	(6,177)	(608)

(Loss) earnings per share for the period
Basic	(0.11)	0.04
Diluted	(0.11)	0.04

- F48 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited) continued

	Quarter ended September 30,
	2007	2006
	$	$
	RESTATED

Revenues	204,278	145,463
Cost of goods sold	169,867	122,771
Gross profit	34,411	22,692

Warehousing and distribution expenses	5,198	3,853
Selling, general and administrative expenses	22,801	14,464
Intangible asset amortization	1,017	671
Other expense, net	373	15
Foreign exchange (gain) loss	(367)	157

Earnings before the following	5,389	3,532

Dilution gain	693	-
Interest expense, net	(2,350)	(1,746)

Earnings before income taxes	3,732	1,786

Provision for (recovery of) income taxes	250	(66)

Earnings before minority interest	3,482	1,862

Minority interest	440	328

Earnings for the period	3,042	1,524

Change in foreign currency translation adjustment	4,630	8

Comprehensive income	7,672	1,532

Earnings per share for the period
Basic	0.05	0.03
Diluted	0.05	0.03

- F49 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited) continued

	Quarter ended June 30,
	2007	2006
	$	$
	RESTATED

Revenues	206,378	155,745
Cost of goods sold	170,828	128,399
Gross profit	35,550	27,346

Warehousing and distribution expenses	4,969	3,834
Selling, general and administrative expenses	23,138	14,600
Intangible asset amortization	1,012	737
Other expense, net	217	194
Foreign exchange gain	(378)	(597)

Earnings before the following	6,592	8,578

Interest expense, net	(1,817)	(1,748)

Earnings before income taxes	4,775	6,830

Provision for income taxes	1,048	2,087

Earnings before minority interest	3,727	4,743

Minority interest	322	400

Earnings for the period	3,405	4,343

Change in foreign currency translation adjustment	5,546	1,860

Comprehensive income	8,951	6,203

Earnings per share for the period
Basic	0.05	0.08
Diluted	0.05	0.08

- F50 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited) continued

	Quarter ended March 31,
	2007	2006
	$	$
	RESTATED

Revenues	183,500	133,312
Cost of goods sold	152,780	109,684
Gross profit	30,720	23,628

Warehousing and distribution expenses	4,938	3,429
Selling, general and administrative expenses	21,048	13,416
Intangible asset amortization	983	544
Other expense, net	189	85
Foreign exchange (gain) loss	(71)	208

Earnings before the following	3,633	5,946

Interest expense, net	(1,911)	(1,399)

Earnings before income taxes	1,722	4,547

Provision for income taxes	464	1,403

Earnings before minority interest	1,258	3,144

Minority interest	203	132

Earnings for the period	1,055	3,012

Change in foreign currency translation adjustment	665	(113)

Comprehensive income	1,720	2,899

Earnings per share for the period
Basic	0.02	0.05
Diluted	0.02	0.05

- F51 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars, except per share amounts)

PART I - FINANCIAL INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

/s/ John Dietrich
Date: July 18, 2008
SunOpta Inc.
By John Dietrich
Vice President and Chief Financial Officer

- F52 -