Form 10-Q
period 2008-03-31
SunOpta Inc.
filed 2008-07-30
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act)

Large accelerated filer ☐    Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

At July 17, 2008 registrant had 64,206,533 common shares outstanding, the only class of registrant’s common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $332,850,810. The Company’s common shares are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

There are 32 pages in the March 31, 2008 10-Q and the index follows the cover page.

SUNOPTA INC.	1	March 31, 2008 10-Q

SUNOPTA INC.

FORM 10-Q

For the quarter ended March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2008 and 2007.

Condensed Consolidated Balance Sheets as at March 31, 2008 and December 31, 2007.

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2008 and 2007.

Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2008 and 2007.

Notes to Condensed Consolidated Financial Statements.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Item 4.

Disclosure Controls and Procedures

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Item 6.

Exhibits

All financial information is expressed in United States Dollars.  The closing rate of exchange on July 25, 2008 was CDN $1 = U.S. $0.9839.

Forward-Looking Financial Information

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties.  Generally, forward looking statements do not relate strictly to historical or current facts and include words or phrases such as “management anticipates,” “we believe,” “we anticipate,” “we expect,” “we plan,” “we will,” and words and phrases of similar impact and include, but are not limited to references to business strategies, competitive strengths, goals, capital expenditure plans, business and operational growth plans and references to the future growth of the business.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its interpretation of current conditions, historical trends and expected future developments as well as other factors that the Company believes are appropriate in the circumstance.

Whether actual results and developments will agree with expectations and predictions of the Company is subject to many risks and uncertainties including, but not limited to, general economic, business, weather or market risk conditions; the Company’s ability to address inventory issues in its berry operations; the achievement of business forecasts; the outcome of any pending litigation; competitive actions by other companies; changes in laws or regulations or policies of local governments, provinces and states as well as the governments of the United States and Canada, many of which are beyond the control of the Company.  Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized.  Please refer to the Company’s most recent Annual Report on Form 10-K for a fuller discussion of the risks facing the Company and its operations.

SUNOPTA INC.	2	March 31, 2008 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Condensed Consolidated Financial Statements

SunOpta Inc.

For the Three Months Ended March 31, 2008

(Unaudited)

SUNOPTA INC.	3	March 31, 2008 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Earnings and Comprehensive Income
For the three months ended March 31, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31,	March 31,
	2008	2007
	$	$

Revenues	230,444	183,500

Cost of goods sold	190,243	152,780

Gross profit	40,201	30,720

Warehousing and distribution expenses	5,446	4,938
Selling, general and administrative expenses (note 11(d))	27,811	21,048
Intangible asset amortization	1,258	983
Other expense, net	-	189
Foreign exchange loss (gain)	288	(71)

Earnings before the following	5,398	3,633

Interest expense, net	(2,900)	(1,911)

Earnings before income taxes	2,498	1,722

Provision for income taxes	649	464

Earnings before minority interest	1,849	1,258

Minority interest	363	203

Earnings for the period	1,486	1,055

Other comprehensive (loss) income for the period	(1,409)	665

Comprehensive income for the period	77	1,720

Earnings per share for the period (note 4)

– Basic	0.02	0.02

– Diluted	0.02	0.02

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	4	March 31, 2008 10-Q

SunOpta Inc.
Condensed Consolidated Balance Sheets
As at March 31, 2008 and December 31, 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31,	December 31,
	2008	2007
	$	$

Assets

Current assets
Cash and cash equivalents (note 10)	33,001	30,302
Accounts receivable	101,518	87,729
Inventories (note 2)	183,126	182,729
Prepaid expenses and other current assets	10,960	10,201
Current income taxes recoverable	901	1,491
Deferred income taxes	1,749	1,749
	331,245	314,201

Property, plant and equipment	114,864	116,389
Goodwill	54,671	55,503
Intangible assets	61,882	62,076
Deferred income taxes	13,622	14,110
Other assets	2,001	2,261

	578,295	564,540
Liabilities

Current liabilities
Bank indebtedness (note 5)	62,958	58,806
Accounts payable and accrued liabilities	95,980	93,462
Customer and other deposits	3,382	1,300
Current portion of long-term debt (note 6)	11,423	13,119
Current portion of long-term liabilities	1,073	1,304
	174,816	167,991

Long-term debt (note 6)	91,805	85,595
Long-term liabilities	2,921	3,275
Deferred income taxes	11,430	11,430
	280,972	268,291

Minority interest	14,307	13,863

Preferred shares of a subsidiary company	27,505	27,409

Shareholders’ Equity

Capital stock (note 3)
64,206,533 common shares (December 31, 2007 – 64,149,593)	176,766	176,547
Additional paid in capital (note 3)	6,205	5,967
Retained earnings	53,331	51,845
Accumulated other comprehensive income	19,209	20,618
	255,511	254,977

	578,295	564,540

Commitments and contingencies (note 8)
Subsequent events (note 11)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	5	March 31, 2008 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Shareholders’ Equity
As at March 31, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

				Accumulated
		Additional		other
	Capital	paid in	Retained	comprehensive
	stock	capital	earnings	income	Total
	$	$	$	$	$

Balance at December 31, 2007	176,547	5,967	51,845	20,618	254,977

Options exercised	219	-	-	-	219
Stock based compensation	-	238	-	-	238
Earnings for the period	-	-	1,486	-	1,486
Currency translation adjustment	-	-	-	(1,022)	(1,022)
Change in fair value of interest rate swap	-	-	-	(387)	(387)

Balance at March 31, 2008	176,766	6,205	53,331	19,209	255,511

				Accumulated
		Additional		other
	Capital	paid in	Retained	comprehensive
	stock	capital	earnings	income	Total
	$	$	$	$	$

Balance at December 31, 2006	112,318	4,188	51,338	8,859	176,703

Options exercised	776	-	-	-	776
Employee stock purchase plan	214	-	-	-	214
Equity offering	51,731	-	-	-	51,731
Stock based compensation	-	558	-	-	558
Adoption of new accounting policy	-	-	100	-	100
Earnings for the period	-	-	1,055	-	1,055
Currency translation adjustment	-	-	-	665	665

Balance at March 31, 2007	165,039	4,746	52,943	9,524	231,802

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	6	March 31, 2008 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the three months ended March 31, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31,	March 31,
	2008	2007
	$	$

Operating activities
Earnings for the period	1,486	1,055
Items not affecting cash
Amortization	4,378	3,431
Deferred income taxes	488	(1,031)
Minority interest	363	203
Other	62	236
Changes in non-cash working capital (note 7)	(11,427)	(32,172)

	(4,650)	(28,278)
Investing activities
Purchases of property, plant and equipment, net	(2,366)	(5,377)
Purchase of patents, trademarks and other intangible assets	(90)	(799)
Decrease (increase) in other assets	52	(1,331)

	(2,404)	(7,507)
Financing activities
Borrowings under long-term debt	13,075	1,500
Repayment of long-term debt	(7,957)	(5,986)
Increase (decrease) in line of credit facilities	4,852	(10,572)
Proceeds from the issuance of common shares, net of issuance costs	219	51,729
Payment of deferred purchase consideration	(500)	(1,143)
Other	84	-

	9,773	35,528

Foreign exchange loss on cash held in a foreign currency	(20)	(248)

Increase (decrease) in cash and cash equivalents during the period	2,699	(505)

Cash and cash equivalents – beginning of the period	30,302	954

Cash and cash equivalents – end of the period	33,001	449

Supplemental cash flow information (notes 7 and 10)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	7	March 31, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1.

Basis of presentation and new accounting pronouncements

The interim condensed consolidated financial statements of SunOpta Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.  For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2007.

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ending December 31, 2007.  All significant intercompany accounts and transactions have been eliminated on consolidation.

On July 22, 2008, the Company filed amended quarterly condensed consolidated financial statements on Form 10-Q/A restating the previously issued Form 10-Q for the period ended March 31, 2007.  The comparative balances in this Form 10-Q represent the restated balances for the three months ended March 31, 2007 as filed on Form 10-Q/A on July 22, 2008.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measures” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value, and does not change existing guidance as to whether or not an instrument is carried at fair value.  The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”).  SFAS No. 159 allows companies to voluntarily choose, at specific election dates, to measure certain financial assets and liabilities, as well as certain non-financial instruments that are similar to financial instruments, at the fair value (the “fair value option”).  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair vale option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument be reported in income.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statements No. 133” (“SFAS 161”).  SFAS No. 161 enhances disclosures about the Company’s derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial statements.

SUNOPTA INC.	8	March 31, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Inventories

	March 31, 2008 $	December 31, 2007 $

Raw materials and work in process	40,301	37,268
Finished goods	130,318	135,136
Grain	22,410	21,184
Inventory reserve	(9,903)	(10,859)
	183,126	182,729

Grain inventories consist of the following:
Company owned grain	17,674	19,915
Unrealized gain (loss) on Sale and purchase contracts	3,123	3,864
Future contracts	1,613	(2,595)
	22,410	21,184

3.

Capital stock and additional paid in capital

	March 31, 2008 $	December 31, 2007 $

Capital stock	176,766	176,547

Additional paid in capital	6,205	5,967

(a)

In the three months ended March 31, 2008, employees and a director exercised 56,940 (March 31, 2007 – 127,645) common share options and an equal number of common shares were issued for net proceeds of $219 (March 31, 2007 - $776).

(b)

In the three months ended March 31, 2008, nil (March 31, 2007 – 20,436) common shares were issued for net proceeds of $nil (March 31, 2007 - $214) as part of the Company’s employee stock purchase plan. As a result of the investigation into the inventory write-off and other adjustments in the Company’s Berry Operations and the delay in filing the December 31, 2007 year-end and the March 31, 2008 first quarter financial results, the Company’s employee share purchase program was temporarily suspended pending these filings.

(c)

In the three months ended March 31, 2008, 25,000 (March 31, 2007 – 100,000) options were granted to employees at a price of $13.35 (March 31, 2007 - $10.86). The fair value of the options granted was $188 (March 31, 2007 – $549) estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2007 - 0%), an expected volatility of 56% (2007 – 54%), a risk-free interest rate of 4% (2007 – 4%), forfeiture rate of 15% (2007 – 15%) and an expected life six years.

(d)

In the three months ended March 31, 2008, the Company recognized stock based compensation of $238 (March 31, 2007 - $195) related to the Company’s stock option plans.

(e)

On February 13, 2007, the Company issued 5,175,000 common shares in a public offering at a price of $10.40 per common share and received gross proceeds of $53,820.  The Company incurred share issuance costs of $2,089, net of a $992 tax benefit, for net proceeds of $51,731.

SUNOPTA INC.	9	March 31, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

3.

Capital stock and additional paid in capital continued

(f)

In conjunction with a promotion, the Company’s Chief Executive Officer received an award of 10,000 common shares of the Company’s stock in the first quarter of 2007.  One-quarter of the total award was granted on February 8, 2007, with the remaining three-quarters of the total award to be issued in equal instalments on the anniversary through February 8, 2010.  As a result, 2,500 common shares were issued from treasury in the first quarter of 2007.  Due to the delay in filing these first quarter financial statements, there were no shares granted in the first quarter of 2008, and there was no stock based compensation recognized (2007 - $29).  The 2,500 common shares that were to be granted on February 8, 2008 will be granted to the Chief Executive Officer after this delinquent first quarter report on Form 10-Q is filed.

4.

Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options.  The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended
	March 31, 2008 $	March 31, 2007 $

Earnings for the period	1,486	1,055

Weighted average number of shares used in basic earnings per share	64,164,200	60,419,948
Dilutive potential of the following:
Employee/director stock options	143,711	774,602

Diluted weighted average number of shares outstanding	64,307,911	61,194,550
Earnings per share:
Basic	0.02	0.02
Diluted	0.02	0.02

Options to purchase 965,299 (March 31, 2007 – 100,000) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

SUNOPTA INC.	10	March 31, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

5.

Bank indebtedness

	March 31, 2008 $	December 31, 2007 $

Canadian Line of Credit Facility (a)	11,477	15,132
U.S. Line of Credit Facility (b)	46,000	37,685
Opta Minerals Canadian Line of Credit Facility (c)	5,481	5,989
	62,958	58,806

The Company has certain financial covenants that are calculated quarterly and annually.  See note 6 for discussion of the Company’s compliance with respect to these financial covenants.

(a)

Canadian Line of Credit Facility:

The Company has a Canadian line of credit of Cdn $25,000 (US $24,355).  As of March 31, 2008, $11,477 (2007 - $15,182) of this facility was utilized, including $nil (2007 - $50) committed through letters of credit.  Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios.  At March 31, 2008, the interest rate on this facility was 5.75%, calculated as Canadian prime plus a premium of 0.50%.  The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of the Company’s Canadian business as defined in the Credit Agreement.  At March 31, 2008, the borrowing base supported draws to the maximum line of credit.

(b)

U.S. Line of Credit Facility:

The Company has a U.S. line of credit of $60,000.  As at March 31, 2008, $46,033 (2007 - $37,685) of this facility was utilized, including $33 (2007 - $nil) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios.  At March 31, 2008, the weighted average interest rate on this facility was 6.84%, based on U.S. LIBOR loans plus a premium of 2.00%. The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories of the Company’s U.S. business as defined in the Credit Agreement.  At March 31, 2008, the borrowing base supported draws to the maximum line of credit.

The Canadian and U.S. line of credit facilities are subject to annual extensions, and were extended on July 14, 2008 for another year to June 30, 2009.

The above facilities and long-term loans (note 6) are collateralized by a first priority security against substantially all of the Company’s assets in both Canada and the United States, with the exception of Opta Minerals and SunOpta BioProcess.

(c)

Opta Minerals Canadian Line of Credit Facility:

Opta Minerals has a line of credit facility of $12,177 (Cdn $12,500).  At March 31, 2008, $6,514 (2007 - $6,995) of this facility has been utilized, including letters of credit in the amount of $1,033 (2007 - $1,006).  Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including prime, U.S. dollar base rate, bankers’ acceptances or LIBOR plus a margin based on certain financial ratios of the Company.  At March 31, 2008, the weighted average interest rate on this facility was 5.56%.

Opta Minerals’ line of credit facility, along with its unused portion of the revolving acquisition facility (note 6(d)), is subject to annual extensions, and were extended on July 17, 2008 through June 30, 2009.

SUNOPTA INC.	11	March 31, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.

Long-term debt

	March 31, 2008 $	December 31, 2007 $

Syndicated Lending Agreement:
Term Loan Facility (a)	45,000	45,000
Non-revolving Acquisition Facility (b)	7,200	7,500
Revolving Acquisition Facility (c)	18,525	9,500

Other Long-Term Debt:
Opta Minerals Term Loan Facility (d)	11,568	12,610
Opta Minerals Revolving Acquisition Facility (e)	12,666	10,481
Promissory Notes (f)	7,573	12,626
Term Loan Payables (g)	408	654
Capital Lease Obligations (h)	288	343
	103,228	98,714
Less: Current Portion	11,423	13,119
	91,805	85,595

Details of the Company’s long-term debt are as follows:

(a)

Term Loan Facility:

The term loan facility balance at March 31, 2008 was $45,000 (2007 - $45,000).  The entire loan principal is due December 20, 2010, and at that time is renewable at the option of the lender and the Company.  Interest on the term loan facility is payable at a fixed rate of 6.44% plus a margin of up to 50 basis points based on certain financial ratios of the Company.  As at March 31, 2008, the interest rate was 6.69%.

(b)

Non-revolving Acquisition Facility:

The non-revolving acquisition facility balance at March 31, 2008 was $7,200 (2007 - $7,500).  Minimum quarterly repayment amounts in 2008 and 2009 are $300, with any remaining outstanding principal balance due October 31, 2009.  At March 31, 2008, the interest rate on this facility was 6.84%, calculated as LIBOR plus a premium of 2.00%.

(c)

Revolving Acquisition Facility:

The revolving acquisition facility balance at March 31, 2008 was $18,525 (2007 - $9,500).  Principal payments on this facility are payable quarterly equal to the greater of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw.  At March 31, 2008, the interest rate on this facility was 6.65%, calculated as LIBOR plus a premium of 2.00%.  The Company borrowed $10,000 on the revolving acquisition facility in the first quarter in advance of closing the acquisition of The Organic Corporation B.V. (see note 11(a)).

The above term loan facility, non-revolving acquisition facility, revolving acquisition facility and the U.S. line of credit facility (note 6(b)), are collateralized by a first priority security against substantially all of the Company’s assets in Canada, the United States and Mexico with the exception of the assets of Opta Minerals and SunOpta BioProcess Inc.

SUNOPTA INC.	12	March 31, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.

Long-term debt continued

(d)

Opta Minerals Term Loan Facility:

The term loan facility has a maximum available borrowing amount of $12,177 (Cdn $12,500).  This facility matures on July 30, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of $304 (Cdn $312).  The outstanding balance on the term loan facility at March 31, 2008 was $11,568 (Cdn - $11,875), and was fully drawn at December 31, 2007.  At March 31, 2008, the weighted average interest rate on this facility was 5.78%.

(e)

Opta Minerals Revolving Acquisition Facility:

The revolving acquisition facility has a maximum available borrowing amount of $19,484 (Cdn $20,000) to finance future acquisitions and capital expenditures.  Principal is payable quarterly equal to 1/40 of the drawdown amount.  Any remaining outstanding principal under this facility is due upon maturity.  The outstanding balance on the revolving acquisition facility at March 31, 2008 was $12,666 (Cdn $13,002) (2007 - $10,481 (Cdn $10,390)). At March 31, 2008, the weighted average interest rate on this facility was 5.34%.

The unused portion of the term loan facility and the revolving acquisition facility is subject to annual extensions.  The credit facilities described above are collateralized by a first priority security against substantially all of the Opta Minerals assets in both Canada and the United States.

Opta Minerals entered into a cash flow hedge in 2007.  The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (US - $16,756) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012.  The estimated fair value of the interest rate swap at March 31, 2008 was a loss of $926 (December 31 2007 – loss of $539).  The incremental loss in fair value has been recorded in other comprehensive loss for the period.

(f)

Promissory Notes:

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions bearing a weighted average interest rate of 5.6% (2007 – 5.5%), unsecured, due in varying installments through 2010 with principal repayments of $3,415 due in the next 12 months.

(g)

Term Loans Payable:

Term loans payable bear a weighted average interest rate of 4.6% (2007 – 4.5%) due in varying installments through 2010 with principal payments of $253 due in the next 12 months.

(h)

Capital Lease Obligations:

Capital lease obligations due in monthly payments, with a weighted average interest rate of 6.6% (2007 – 6.5%)

The long-term debt and capital leases described above have required repayment terms in the next five years ending March 31, as follows:

2009	$11,423
2010	11,194
2011	63,944
2012	2,566
2013	14,101
Thereafter	-
$103,228

SUNOPTA INC.	13	March 31, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.      Long-term debt continued

As part of its lending agreements, the Company is required to maintain compliance with certain financial covenants.  As a result of the adjustments and provisions recorded in the SunOpta Fruit Group in 2007, the Company was not in compliance with these covenants at March 31, 2008 and at December 31, 2007.  The Company received a permanent waiver to these covenants which allowed the Company to be in compliance at March 31, 2008 and at December 31, 2007. The Company was not required to recalculate these financial covenants for previous periods based on restated quarterly financial statements.  In addition, the Company has negotiated amended financial covenants for June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009.  As a result of the Company’s expectation of compliance with these amended covenants the term loan of $45,000 and the non-current portion non-revolving and revolving acquisition facilities totaling $20,625 continue to be classified as non-current.  Should the Company fail to comply with any one of these or other covenants the lenders would have the option to accelerate repayment of outstanding balances, or enforce their security rights against the Company, which would result in these amounts would being reclassified to current liabilities.

7.

Supplemental cash flow information

	Three months ended
	March 31, 2008 $	March 31, 2007 $

Changes in non-cash working capital:
Accounts receivable	(14,779)	(14,269)
Inventories	(2,265)	(1,930)
Income tax recoverable	590	1,826
Prepaid expenses and other current assets	(623)	30
Accounts payable and accrued liabilities	3,561	(18,255)
Customer and other deposits	2,089	426
	(11,427)	(32,172)
Cash paid for:
Interest	2,799	1,981
Income taxes	10	398

8.

Commitments and contingencies

(a)

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

SUNOPTA INC.	14	March 31, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.

Commitments and contingencies continued

(b)

The Company announced suit on January 17, 2008 against Abengoa New Technologies Inc. (“Abengoa”) and a former employee of SunOpta Inc for theft of trade secrets, breach of contract, tortuous interference with contract and civil conspiracy, along with motions for expedited discovery and a preliminary injunction.  Abengoa has filed a counterclaim alleging breach of contract, misappropriation of trade secrets and other contractual violations.  The United States District Court, Eastern District of Missouri, recently referred the core claims to arbitration and stayed the rest pending outcome of the arbitration.  While management is confident in its position, the outcome of this matter cannot be predicted at this time.

In January 2008, a customer of the Company, Abener Energia S.A. (an affiliate of Abengoa) terminated a contract for the delivery of equipment and related services, forcing the matter into arbitration under the contract’s provisions.  Both parties have alleged violations under the contract.  Arbitration proceedings on this matter have commenced, as both parties filed claims in the courts on June 30, 2008.  The outcome of this arbitration cannot be predicted at this time.

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

(d)

The Company enters into Canadian dollar, U.S. dollar and Euro forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates.  The open forward foreign exchange contracts at March 31, 2008 were marked-to-market (since they do not qualify as hedges for accounting purposes) resulting in a loss of $697 (2007 - $nil) which is included in foreign exchange (loss) gain on the Condensed Consolidated Statements of Earnings and Comprehensive Income.

SUNOPTA INC.	15	March 31, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.

Segmented information

The Company operates in three industries divided into six operating segments as follows:

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

(c)

SunOpta BioProcess provides a wide range of research and development and engineering services and own numerous patents on its proprietary steam explosion technology.  It designs and subcontracts the manufacture of these systems, which are used for processing biomass for use in the biofuel, paper, and food industries.

The Company’s assets, operations and employees are located in Canada, the United States, Mexico and Slovakia.  Revenues from external countries are allocated to the United States, Canada and Other external markets based on the location of the customer.  Other expense, net, interest expense, net, recovery of income taxes and minority interest are not allocated to the segments.

Effective January 1, 2008, two divisions previously included within the SunOpta Ingredients Group have been transferred, one to the SunOpta Grains and Foods Group and the other to the SunOpta Distribution Group.  The segmented information for the comparative three month period ended March 31, 2007 has been updated to reflect the current periods segment presentation.

SUNOPTA INC.	16	March 31, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.

Segmented information continued

	Three months ended March 31, 2008
	Food Group $	Opta Minerals $	SunOpta BioProcess and Corporate $	Consolidated $
External revenues by market:
United States	119,878	4,397	132	124,407
Canada	76,504	14,828	-	91,332
Other	12,560	2,145	-	14,705
Total revenues from external customers	208,942	21,370	132	230,444

Segment earnings before other expense, net	6,228	2,004	(2,834)	5,398
Other expense, net				-
Earnings before the following				5,398

Interest expense, net				(2,900)
Provision for income taxes				649
Minority interest				363
Earnings for the period				1,486

The SunOpta Food Group has the following segmented reporting:

		Three months ended March 31, 2008
	Grains and Foods Group $	Ingredients Group $	Fruit Group $	Distribution Group $	Food Group $
External revenues by market:
United States	58,666	14,726	46,355	131	119,878
Canada	3,740	1,329	2,077	69,358	76,504
Other	10,149	893	1,465	53	12,560
Total revenues from external customers	72,555	16,948	49,897	69,542	208,942

Segment earnings before other expense, net	5,493	1,018	(3,808)	3,525	6,228

SUNOPTA INC.	17	March 31, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.

Segmented information continued

	Three months ended March 31, 2007
	Food Group $	Opta Minerals $	SunOpta BioProcess and Corporate $	Consolidated $
External revenues by market:
United States	97,674	12,609	698	110,981
Canada	60,510	3,685	-	64,195
Other	8,138	169	17	8,324
Total revenues from external customers	166,322	16,463	715	183,500

Segment earnings before other expense, net	3,781	1,447	(1,406)	3,822
Other expense, net				189
Earnings before the following				3,633

Interest expense, net				(1,911)
Provision for income taxes				464
Minority interest				203
Earnings for the period				1,055

The SunOpta Food Group has the following segmented reporting:

		Three months ended March 31, 2007
	Grains and Foods Group $	Ingredients Group $	Fruit Group $	Distribution Group $	Food Group $
External revenues by market:
United States	43,284	14,828	39,306	256	97,674
Canada	2,442	1,360	2,064	54,644	60,510
Other	7,302	712	124	-	8,138
Total revenues from external customers	53,028	16,900	41,494	54,900	166,322

Segment earnings before other expense, net	2,939	700	(2,699)	2,841	3,781

SUNOPTA INC.	18	March 31, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.

Cash and cash equivalents

Included in cash and cash equivalents is $26,250 (December 31, 2007 - $26,556) of cash relating to SunOpta BioProcess that was raised as a result of a preferred share issuance in 2007.  These funds are specific to SunOpta BioProcess and can only be used by SunOpta BioProcess, who will use these funds for the continued development of biomass conversion technologies and to build and operate commercial-scale facilities for the conversion of cellulosic biomass to ethanol.  Also included in cash and cash equivalents are funds of $3,904 (December 31, 2007 - $2,336) that are specific to Opta Minerals.

These funds of $30,194 (December 31, 2007 - $28,892) are consolidated for financial statement reporting purposes due to the Company’s ownership; however, these funds cannot be utilized by the Company for general corporate purposes and are maintained in separate bank accounts of the legal entities.

11.

Subsequent events

(a)

Acquisition of The Organic Corporation B.V.

On April 2, 2008, the Company completed the previously announced acquisition of The Organic Corporation B.V., operating as Tradin Organic Agriculture B.V. (“Tradin”).  At closing, the Company paid € 6,000 (US - $9,417) and issued a promissory note for € 1,000 (US - $1,570), bearing interest at 7%, payable March 31, 2010.  Additional consideration payable on March 31, 2010 is equal to the greater of € 8,000 (US - $12,556) or 2.5 times 2009 EBITDA (as defined in the Purchase and Sale Agreement).

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

(b)

Flood in the Ingredients Group

In June 2008, as a result of flooding in the midwestern United States, a facility in the Ingredients Group located in Cedar Rapids, Iowa was unable to operate until July 16, 2008.  In addition to not operating, supply to another facility located in Louisville, Kentucky has also been disrupted, negatively impacting their ability to operate.  The Company is in the process of filing business interruption insurance for the period these plants are unable to operate.

(c)

Acquisition of MCP Mg-Serbian SAS

On July 10, 2008, Opta Minerals Inc announced that it had acquired 67% of the outstanding common shares of MCP Mg-Serbian SAS (“MCP”) of France for $1,100 in cash.  Included in the acquisition is the option for Opta Minerals to acquire the remaining 33% minority interest under similar terms.  Opta Minerals has also secured an option to purchase a majority position in an associated company located in Europe.  MCP sells ground magnesium products to a variety of industries in Europe including integrated steel mills.  The addition of MCP increases Opta Minerals’ position as a service provider to the steel industry.

(d)

Investigation at Berry Operations

During 2008, the Company incurred professional fees, including legal, accounting and advisory fees, related to the investigation within the Berry Operations.  In the first quarter of 2008 approximately $1,368 were incurred and are included in selling, general and administrative expense.  Approximately $4,332 of these fees have been incurred in the second quarter, which will impact earnings for that period.  In addition to the professional fees, the Company will incur a minimum of approximately $1,700 in the second quarter in severance costs relating to the Company’s Chief Executive Officer and Chief Financial Officer.

SUNOPTA INC.	19	March 31, 2008 10-Q

PART I - FINANCIAL INFORMATION

Item 2 –

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Corporate Developments

The Company received Staff Determination notices on April 2, 2008 and May 20, 2008 from The Nasdaq Stock Market (“Nasdaq”) stating that the Company was not in compliance with the Nasdaq Marketplace Rules as a result of the delay in the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, and that as a result the Company’s securities could be delisted. The Company appealed the determination to delist the Company’s securities, and a Listing Qualifications Panel of Nasdaq notified the Company that it would continue to list the Company’s securities if (1) the Company reported to the Panel the findings of the Audit Committee investigation by July 20, 2008, and (2) the Company filed delinquent reports by July 31, 2008.  The Company has reported the Audit Committee’s findings to the Panel, has filed its delinquent annual report on Form 10-K, on July 22, 2008 and as a result of this filing, has filed its delinquent quarterly report on Form 10-Q.

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

On July 11, 2008, the Company received a waiver from its lenders for its inability to achieve certain ratios required under its syndicated lending agreement for the three month period ended March 31, 2008 and the year ended December 31, 2007.  The Company also amended its lending agreement with its lending syndicate, primarily to adjust certain covenant ratio calculations and ratio targets.

Strategic Agreements

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

SUNOPTA INC.	20	March 31, 2008 10-Q

Acquisition of Tradin Organics

On April 2, 2008, the Company announced that it had acquired all of the outstanding shares of Tradin Organics Agriculture (“Tradin”), a global supplier of a wide variety of globally sourced organic food ingredients including frozen and fresh fruits and vegetables, dried fruits, coffee, cocoa, cereals, rice, soy, beans, pulses, seeds, nuts, oils, dairy products, seasonings, sweeteners and more.  Tradin’s organic foods sourcing and processing expertise complements the Company’s broad natural and organic foods platform, sourcing and processing from diverse geographies and serving a global customer base. The combination of these capabilities is expected to lead to further integrated sourcing and processing opportunities around the globe.  The Company paid €6,000,000 (U.S. $9,417,000) in cash and issued a promissory note for €1,000,000 (U.S. $1,570,000) bearing interest at 7% and payable March 31, 2010.  Additional consideration is payable on March 31, 2010 in the amount of the greater of €8,000,000 (U.S. $12,556,000) or 2.5 multiplied by 2009 earnings before interest, taxes, depreciation and amortization.

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

Working Capital

The Company’s working capital increased to $156,049,000 during the quarter versus $146,210,000 at December 31, 2007.  A number of business factors drove this increase including an increase in accounts receivable, offset by increases in bank indebtedness, accounts payable and accrued liabilities and customer and other deposits.  The accounts receivable increase of $13,789,000 (15.7%) in the first quarter of 2008 was the result of an increase in sales of 9.6% compared to the fourth quarter of 2007, as well as a 0.4 day increase in days’ sales outstanding (“DSO”) from December 31, 2007 (DSO - 36.6 days) to March 31, 2008 (DSO - 37.0 days).  Inventories remained stable at March 31, 2008 compared to December 31, 2007, even though sales in the first quarter of 2008 exceeded sales in the fourth quarter of 2007 by approximately $21,000,000 or 10%.  This stability of inventory levels is consistent with the Company’s efforts to reduce working capital across all divisions, and reflects efforts within the SunOpta Fruit Group’s Berry Operations to sell through excess inventory that was written down to net realizable value at December 31, 2007.

SUNOPTA INC.	21	March 31, 2008 10-Q

Operations for the Three Months ended March 31, 2008 Compared With the Three Months Ended March 31, 2007

Consolidated

	March 31, 2008 $	March 31, 2007 $	Change $	Change %
Revenue
SunOpta Food Group	208,942,000	166,322,000	42,620,000	25.6%
Opta Minerals	21,370,000	16,463,000	4,907,000	29.8%
SunOpta BioProcess	132,000	715,000	(583,000)	(81.5%)
Total Revenue	230,444,000	183,500,000	46,944,000	25.6%

Operating Income[1]
SunOpta Food Group	6,228,000	3,781,000	2,447,000	64.7%
Opta Minerals	2,004,000	1,447,000	557,000	38.5%
SunOpta BioProcess & Corporate	(2,834,000)	(1,406,000)	(1,428,000)	(101.6%)
Total Operating Income	5,398,000	3,822,000	1,576,000	41.2%

Other expense, net	-	(189,000)	(189,000)	(100.0%)
Interest expense	2,900,000	1,911,000	989,000	51.8%
Income tax provision	649,000	464,000	185,000	39.9%
Minority interest	363,000	203,000	160,000	78.8%
Earnings for the period	1,486,000	1,055,000	431,000	40.9%

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

Revenues for the first quarter in 2008 as compared to the first quarter of 2007 increased by 25.6% to $230,444,000 based on consolidated internal growth of 20.9% and acquisition revenues of $7,149,000.  Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year. Revenue growth continues to be driven by the SunOpta Food Group which realized internal revenue growth of 21.9% in 2008.

Operating income in the first quarter of 2008 increased to $5,398,000, representing an increase of 41.2% versus the first three months of 2007.  The SunOpta Food Group’s operating income increased by $2,447,000 as increases within the SunOpta Grains and Foods Group, the SunOpta Ingredients Group and the SunOpta Distribution Group were offset by declines within the SunOpta Fruit Group.   Operating improvements of $557,000 were realized in Opta Minerals.  SunOpta BioProcess and corporate realized increased losses and costs of $1,428,000. Approximately $1,368,000 of this loss was due to professional fees incurred as a result of the restatement of prior quarters and investigation into the Berry Operations. Further details on revenue and operating income, including the impact of the corporate cost allocations, are provided by operating group below.

Interest expense increased by 51.8% to $2,900,000 for the three months ended March 31, 2008 as compared to the first quarter of 2007 due to increased average long-term debt and operating lines of approximately $24,000,000. The increase in debt is primarily related to acquisitions completed during the previous year and additional working capital utilized to fund internal growth.  The average interest rate for the quarter was approximately 6.4%, which was higher than the prior year’s first quarter of 5.5%.  Bank indebtedness is approximately 22.2% of accounts receivable and inventory, which is used to finance operating lines.

Other expense for the three months ending March 31, 2007 of $189,000 was mainly related to certain restructuring costs incurred during the quarter mainly relating to the consolidation in the SunOpta Distribution Group.

The income tax rate for the first three months of 2008 is approximately 26.0% which is lower than the first three months of 2007 at 26.9%.  Rates are lower than statutory rates due primarily to the benefit of certain beneficial tax structures.

Based on the results of the first quarter, continued expected internal growth in core operations, and the acquisition of Tradin Organics in April 2008, the Company expects to achieve previous 2008 revenue guidance of annualized revenues in excess of $1 billion, and earnings per share of $0.25 to $0.30, before the impact of professional fees and severance costs related to the independent investigation and related recommendations and costs attributable to the defence of the class action lawsuits.

SUNOPTA INC.	22	March 31, 2008 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group

	March 31, 2008 $	March 31, 2007 $	Change $	Change %
Revenue
SunOpta Grains & Foods	72,555,000	53,028,000	19,527,000	36.8%
SunOpta Ingredients	16,948,000	16,900,000	48,000	0.3%
SunOpta Fruit	49,897,000	41,494,000	8,403,000	20.3%
SunOpta Distribution	69,542,000	54,900,000	14,642,000	26.7%
Food Group Revenue	208,942,000	166,322,000	42,620,000	25.6%

Operating Income[1]
SunOpta Grains & Foods	5,493,000	2,939,000	2,554,000	86.9%
SunOpta Ingredients	1,018,000	700,000	318,000	45.4%
SunOpta Fruit	(3,808,000)	(2,699,000)	(1,109,000)	(41.1%)
SunOpta Distribution	3,525,000	2,841,000	684,000	24.1%
Food Group Operating Income	6,228,000	3,781,000	2,447,000	64.7%
SunOpta Food Group Segment Margin %	3.0%	2.3%		0.7%

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

The SunOpta Food Group contributed $208,942,000 or 90.7% of total Company consolidated revenues in the first three months of 2008 versus 90.6% in the same period in 2007. This was based on internal growth of 21.9% and acquisition revenues of $5,124,000. The increase in consolidated revenues of 25.6% in the SunOpta Food Group reflects strong sales volume from the SunOpta Grains & Food Group due to strong sales and increased commodity prices of grains and grains based ingredients and refrigerated and aseptic soymilk, strong increases in the SunOpta Distribution group due to improving demand for natural and organic grocery and natural health products, and strong internal growth from the SunOpta Fruit Group driven by increased demand for natural and organic frozen fruits and related ingredients.

Operating income in the SunOpta Food Group in the first quarter of 2008, as compared to the first quarter of 2007, increased by $2,447,000 or 64.7% to $6,228,000, including the impact of $879,000 in higher corporate cost allocations. The increase in operating income is mainly related to favourable results from the SunOpta Grains and Foods Group who realized an increase of 86.9%, due to strong volumes of refrigerated and aseptic soymilk, in addition to strong volumes and prices of soybeans, corn and sunflower. The SunOpta Ingredients Group generated $318,000 in improved operating income based on stable revenues and margins and reduced selling, general and administrative expenses (SG&A) costs.  The SunOpta Distribution Group generated $684,000 in improved operating income due to strong volumes of natural and organic grocery and natural health products in addition to the cost rationalization of an eastern Canada distribution centre. Offsetting the improvements was decreased operating income of $1,109,000 in the Fruit Group, mainly due to higher SG&A including management fees from Corporate.

Effective January 1, 2008, two divisions previously reported within the SunOpta Ingredients Group were transferred, one to the SunOpta Grains and Foods Group and the other to the SunOpta Distribution Group.  The impact of these transfers on the three month period ended March 31, 2007 from the previously disclosed comparatives are as follows:

	SunOpta Grains and Foods Group $	SunOpta Ingredients Group $	SunOpta Distribution Group $	SunOpta Food Group $

Revenue	437,000	(1,078,000)	641,000	-
Gross Margin	231,000	(360,000)	129,000	-
Segment Operating Income[1]	231,000	(319,000)	88,000	-

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.)

The segmented information that follows for the comparative three month period ended March 31, 2007 has been updated to reflect the revised segmented disclosure noted previously.

SUNOPTA INC.	23	March 31, 2008 10-Q

SunOpta Grains & Foods Group:

	March 31, 2008 $	March 31, 2007 $	Change $	Change %
Revenue	72,555,000	53,028,000	19,527,000	36.8%
Gross Margin	9,976,000	6,325,000	3,651,000	57.7%
Gross Margin %	13.7%	11.9%		1.8%
Segment Operating Income[1]	5,493,000	2,939,000	2,554,000	86.9%
Segment Margin %	7.6%	5.6%		2.0%

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”. )

The SunOpta Grains and Foods Group contributed $72,555,000 in revenues for the first quarter of 2008, a $19,527,000 or 36.8% increase over the same quarter in 2007.  This increase was attributed to internal growth and a continued rise in commodity prices on soy, corn and sunflower products.   The Group realized increases in revenues related to higher demand and prices for non-genetically modified and organic grains and grains based food ingredients, including organic oils, sweeteners and dairy products totaling $13,923,000. The Group also realized increases of $3,408,000 in aseptic soy and extended shelf life beverage products due to growth in volumes from existing contracts with major resellers and retailers and increased pricing. Revenues in the sunflower based businesses were $1,927,000 higher than 2007 due to increased demand for its in-shell and bakery kernel sunflower products. The roasted products snack food business also had increases of $269,000 versus the prior year.

Gross margin in the SunOpta Grains and Foods Group increased by $3,651,000 to $9,976,000 in the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007.  Gross margin as a percentage of revenue of 13.7% was favourable to the prior year’s first quarter by 1.8%.  Continued strong market demand for the various products, favorable inventory positions in commodity markets as well as operating efficiencies across the operations have led to increased margins of $4,318,000. This was offset by unfavourable margins of $667,000 related to the roasted products operations due to higher supply costs and product mix as compared to the prior year.

Segment operating income increased by $2,554,000 or 86.9% in the first quarter of 2008 as compared to the first quarter of 2007.  The operating income increase was the result of higher gross margins offset by foreign exchange losses of $367,000, increased corporate cost allocations of $348,000 and higher SG&A of $382,000.  The increase in SG&A was attributed to higher variable selling costs directly related to increased sales volumes, increased headcount in support of business growth, and higher bonus accruals.

The SunOpta Grains and Foods Group is targeted to realize operating margins between 6 - 8% for 2008. An expansion at its aseptic packaging facility in Minnesota will see increased aseptic packaged revenues and margins in the latter half of the year as the Group brings on additional customers and works through its current backlog of orders.  Grain prices and margins are expected to remain strong through 2008.

SunOpta Ingredients Group

	March 31, 2008 $	March 31, 2007 $	Change $	Change %
Revenue	16,948,000	16,900,000	48,000	0.3%
Gross Margin	2,937,000	2,987,000	(50,000)	(1.7%)
Gross Margin %	17.3%	17.7%		(0.4%)
Segment Operating Income[1]	1,018,000	700,000	318,000	45.4%
Segment Margin %	6.0%	4.1%		1.9%

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.)

The SunOpta Ingredients Group contributed revenues of $16,948,000 in the first quarter of 2008 as compared to $16,900,000 in 2007, a 0.3% increase.  Higher sales of oat and soy fiber of $975,000 were offset by lower dairy blending volumes and prices of $685,000, and a decrease in contract manufacturing and blending operations of $242,000.

SUNOPTA INC.	24	March 31, 2008 10-Q

In the quarter, gross margin in the SunOpta Ingredients Group decreased by $50,000 and the margin rate decreased by 0.4% to 17.3% of revenue.  The decrease in gross margin was due to increased input costs beyond what was passed through in pricing to customers within the quarter.

Segment operating income increased by $318,000 to $1,018,000 in the first quarter of 2008 compared to the first quarter of 2007.  Offsetting the decrease in gross margins of $50,000 as noted above, operating income was positively impacted by reduced SG&A costs of $294,000. This was due to reduced compensation costs and other cost saving initiatives. In addition, corporate allocated costs were reduced by $74,000.

The SunOpta Ingredients Group continues to focus on expanding its fiber and ingredient portfolio via a combination of internal development and acquisition/co-manufacturing.  The group continues to target operating margins of 12-15% and expects to increase these levels over time through a combination of pricing, cost reduction and value added initiatives.

SunOpta Fruit Group

	March 31, 2008 $	March 31, 2007 $	Change $	Change %
Revenue	49,897,000	41,494,000	8,403,000	20.3%
Gross Margin	2,515,000	1,847,000	668,000	36.2%
Gross Margin %	5.0%	4.5%		0.5%
Segment Operating Income[1]	(3,808,000)	(2,699,000)	(1,109,000)	(41.1%)
Segment Margin %	(7.6%)	(6.5%)		(1.1%)

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.)

The SunOpta Fruit Group contributed revenues of $49,897,000 in the first three months of 2008 as compared to $41,494,000 in the first quarter of 2007, a 20.3% increase or $8,403,000.  Internal growth within the group was 8.9%. The acquisition of the Mexican operations provided $3,678,000 in additional revenues. Additional customers and the commissioning of the new bar forming equipment increased revenues by $3,481,000 in our healthy fruit snacks operations.  Global sourcing and brokerage operations contributed $485,000 of the increase primarily due to gains in private label sales offset by lower industrial sales of organic fruit and fruit purees. Revenues increased by $759,000 in Berry operations over and above the acquired revenues with the Mexican acquisitions.

Gross margins in the SunOpta Fruit Group increased by $668,000 in the three months ended March 31, 2008 to $2,515,000 or 5.0% of revenue, as compared to 4.5% of revenues in the first quarter of 2007.   An increase of $325,000 was related to the healthy fruit snack operations from higher volumes resulting from the new bar forming equipment that had been commissioned. The acquisition of SunOpta Mexico provided additional margins of $306,000. Price increases in the Berry Operations resulted in better margins than 2007 but were offset by higher production, storage and operating costs which resulted in net improved margins of $7,000. The remaining improvement of $30,000 in net margins was attributable to our global sourcing and brokerage operations.

Segment operating income in the SunOpta Fruit Group declined by $1,109,000 to a loss of $3,808,000 in the three months ended March 31, 2008 as compared to operating losses of $2,699,000 in the first quarter of 2007.  Offsetting the increase in gross margin of $668,000 noted above, operating income was negatively impacted by an increase in SG&A costs of $1,539,000 and an increase in corporate allocated costs of $501,000. The remaining period over period change in segment operating income is a foreign exchange gain of $263,000.  The increase in selling, general and administrative costs is due primarily to higher compensation of $865,000 related to additional headcount to support expanded business development, new industrial product programs, initiatives to improve internal processes as well as severance costs. The acquisition of SunOpta Mexico contributed $741,000 of the increased SG&A costs. The remaining net savings in SG&A of $67,000 is due to the various cost saving initiatives.

SUNOPTA INC.	25	March 31, 2008 10-Q

Both Berry Operations and the healthy fruit snack operations are in transition years. We expect operating losses within Berry Operations to reduce as the Company reduces the amount of excess inventory, price increases are realized throughout the year, operations are repositioned and restructured, and a reduction in SG&A as the operation becomes more efficient.  Healthy fruit snack operations will improve as efficiencies on the new bar forming equipment are realized.  The acquisition of Tradin Organics at the beginning of the second quarter will help global sourcing operations expand their supply network and product offering as well as drive synergies.

SunOpta Distribution Group

	March 31, 2008 $	March 31, 2007 $	Change $	Change %
Revenue	69,542,000	54,900,000	14,642,000	26.7%
Gross Margin	19,250,000	15,326,000	3,924,000	25.6%
Gross Margin	27.7%	27.9%		(0.2%)
Segment Operating Income[1]	3,525,000	2,841,000	684,000	24.1%
Segment Margin %	5.1%	5.2%		(0.1%)

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.)

The SunOpta Distribution Group contributed revenues of $69,542,000 in the first quarter of 2008, an increase of $14,642,000 or 26.7% over the same quarter of the prior year.  Internal growth within the Group was 24.9%.  The Neo-Nutritionals Inc. acquisition resulted in increases of $866,000 over the same quarter of the prior year.  In addition, revenues were favourably impacted by an increase in natural and organic grocery sales of $7,684,000 due to an increase in natural and organic product lines and new listings at a major retailer.  The natural health sector of the group increased $4,991,0000 due to increased revenue from new listings, new product lines and increased capabilities in western Canada. The produce business increased $1,101,000 due to the growth in the western region.

Gross margin in the Distribution Group increased by $3,924,000 in the first quarter of 2008 to $19,250,000, or 27.7% of revenue compared to the first quarter of 2007.  As a percentage of revenues, gross margin decreased by 0.2% due to the timing of the Passover holiday sales, which have higher inherent margins and will be realized in the second quarter of 2008 versus the first quarter of 2007.  The acquisition of Neo-Nutritionals Inc contributed $312,000 of higher gross margins. Higher gross margins were also realized from stronger revenues in the natural and organic groceries segment of $1,843,000 and in the natural health operations of $1,551,000. The remaining margin growth of $218,000 is related to rationalization of the eastern Canadian produce operations.

Combined SG&A and warehousing and distribution costs (W&D) increased by $3,001,000 to $15,479,000 as compared to the same quarter in the previous year.  As a percentage of revenues these expenses decreased to 22.3% of revenues versus 22.7% in the same quarter of the prior year. The December 2007 acquisition of Neo-Nutritionals added SG&A and W&D of $220,000, or 25.4% of their revenue.  Higher variable SG&A and W&D of $3,079,000 was incurred as a result of the stronger revenues. The increase included costs related to a new grocery distribution centre in western Canada, higher freight and storage costs associated with larger volumes. These costs were partly offset by $402,000 of savings relating to the rationalization of the eastern Canadian produce business. The remaining SG&A variance of $104,000 is related to higher corporate cost allocations.

The increase in segment operating income of 24.1% or $684,000 to $3,525,000 reflects the noted increase in adjusted gross margins of $3,924,000 offset by increased costs related to W&D and SG&A of $3,001,000 and an unfavourable F/X loss of $239,000.

The strengthening of the Canadian dollar versus the U.S. dollar to near par in the first quarter of 2008 as compared to the first quarter of 2007 contributed to the growth in revenues and operating income once converted to U.S. dollars.

The SunOpta Distribution Group continues to focus on growing its customer base and maximizing warehouse utilization in its facilities, the expansion of exclusive brands and introduction of new brands through all distribution channels, the reduction of spoilage and achieving other operating efficiencies through continuous improvement.

SUNOPTA INC.	26	March 31, 2008 10-Q

Opta Minerals Inc.

	March 31, 2008 $	March 31, 2007 $	Change $	Change %
Revenue	21,370,000	16,463,000	4,907,000	29.8%
Gross Margin	5,555,000	4,066,000	1,489,000	36.6%
Gross Margin	26.0%	24.7%		1.3%
Segment Operating Income[1]	2,004,000	1,447,000	557,000	38.5%
Segment Margin %	9.4%	8.8%		0.6%

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.)

Opta Minerals contributed $21,370,000 or 9.3% of the total Company consolidated revenues in the first three months of 2008, versus $16,463,000 or 9.0% in the first quarter of 2007.  Revenues increased by $2,402,000 due to the acquisition of Newco in July of 2007 and a new production facility in Laval Quebec.  In addition to these expansion initiatives, net revenues increased by $1,460,000 due to higher magnesium prices and new customers in the related to the Magtech and Bimac operations. The remaining net increase of $1,045,000 in revenues is a result of favourable mill and foundry sales and favourable volumes in Canadian abrasive products, offset by lowered demand from the US abrasive operations.

Gross margins were $5,555,000 in the three months ending March 31, 2008 or 26% of revenue versus $4,066,000 or 24.7% in the three months ended March 31, 2007.  The increase in the margin rate was mainly due to the acquisition of Newco, which increased gross margins by $1,348,000.  A net increase of $141,000 was attributable to higher margins in the other operations.

The increase in operating income of $557,000 to $2,004,000 reflects the noted increase in gross margins of $1,489,000 offset by an increase in SG&A of $806,000 and foreign exchange losses of $126,000.  Included in the increased SG&A are costs attributed to the acquisitions of Newco and the production facility in Laval totalling $316,000, and an increase of $490,000 attributable to incremental audit, tax, consulting, regulatory fees and employee costs. The remaining difference is due to a foreign exchange loss of $126,000 driven by a Slovak Koruna denominated  promissory note owed by SunOpta  Minerals to the former owners of Newco.

The Company continues to develop and introduce new products into the marketplace.  In 2008, Opta Minerals introduced a staurolite based abrasive into the North American market as well as other new products and has continued to expand its platform in Europe with the July 2008 acquisition of MCP Mg-Serbien SAS (“MCP”).  Note that SunOpta owns 66.6% of Opta Minerals, segment operating income is presented prior to minority interest expense.

SunOpta BioProcess and Corporate Groups

	March 31, 2008 $	March 31, 2007 $	Change $	Change %
Revenue	132,000	715,000	(583,000)	(81.5%)
Gross Margin	(32,000)	169,000	(201,000)	(118.9%)
Gross Margin	(24.2%)	23.6%		(47.8%)
Segment Operating Loss[1]	(2,834,000)	(1,406,000)	(1,428,000)	(101.6%)

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.)

Revenues were $132,000 for the three months ended March 31, 2008 versus $715,000 in same period in 2007.  Revenues in the quarter were derived from equipment sales. Revenues in the first quarter of 2007 were derived from the percentage of completion on a steam explosion equipment supply contract with a key customer.

Gross margins in SunOpta BioProcess were ($32,000) in the three months ended March 31, 2008 versus $169,000 in the same period in the prior year.  The margins realized reflect the loss on a project within the BioProcess Group attributable to the percentage of completion on an equipment supply contract.

SUNOPTA INC.	27	March 31, 2008 10-Q

Operating income in the SunOpta BioProcess and Corporate Groups decreased by $1,428,000 in the first quarter of 2008 compared to the first quarter of 2007.  This decrease is comprised of reduced gross margins of $201,000 noted above and increased selling, general and administrative expenses of $1,337,000, offset by a foreign exchange gain of $110,000.  The increase in SG&A costs is the result of increased professional fees of $1,710,000 that were incurred that related to the 2007 financial restatement and investigation processes ($1,368,000), business development activities and the ongoing legal costs regarding the collectibility of a receivable related to a cellulosic ethanol demonstration facility located in Spain.  Also contributing to the increase in SG&A was approximately $684,000 due to additional personnel hired to support additional activity within SunOpta BioProcess and additional corporate personnel as the Company expands its corporate support functions in the areas of shared administrative services, logistics, and human resources. Offsetting these increases were additional management fees of $879,000 allocated to the Operating Groups and a decrease in other SG&A of approximately $178,000 compared to 2007.

SunOpta BioProcess continues to focus on business development and the commercialization of cellulosic ethanol.  Interest in cellulosic ethanol continues to increase as many countries become more responsive to environmental concerns and desire to reduce their dependence on crude oil.  As oil prices continue to increase, the demand for alternatives is expected to continue to grow.

Liquidity and Capital Resources (at March 31, 2008)

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit.  At March 31, 2008, the Company has aggregate availability under its lines of credit of approximately $32,548,000 (2007 – $37,967,000). Revolving acquisition lines are also available to the Company and Opta Minerals with maximum draws of up to $1,475,000 (2007 - $10,500,000) and $6,728,000 (2007 – $9,695,000), respectively.

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

  Cash flows generated from exercise of options currently in-the-money.

  Additional long term financing based on securitization of existing assets.

  Sale of non-core divisions.

In order to finance significant acquisitions that may arise in the future, the Company may need additional sources of cash which it could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture.  The Company intends to maintain a target long term debt to equity ratio of approximately 0.60 to 1.00 versus the current position of 0.40 to 1.00.

Cash Flows from Operating Activities

Net cash and cash equivalents increased by $2,699,000 during first three months of 2008 to $33,001,000 as compared to a decrease of $505,000 in the first three months of 2007.

Cash flows provided by operations for the first three months of 2008 before working capital changes was $6,777,000 as compared to $3,894,000 in the first three months of 2007, which is an increase of $2,883,000 or 74.0%.  The increase was due primarily to stronger operating results for the quarter, non-cash amortization of intangible assets and property, plant and equipment and non-cash deferred income taxes.

SUNOPTA INC.	28	March 31, 2008 10-Q

Cash used by operations after working capital changes was $4,650,000 for the three months ended March 31, 2008 as compared to a use of $28,278,000 in the three months ended March 31, 2007.  This represents a use of funds for non-cash working capital of $11,427,000 in the first three months of 2008 as compared to $32,172,000 in the same period in 2007.  This decrease in cash utilized is the result of an increase in accounts payable and accrued liabilities in the three months ended March 31, 2008 of $3,561,000 compared to a decrease of $18,255,000 in the same period in 2007.  Also impacting the decrease in non-cash working capital, to a lesser extent, was an increase in customer and other deposits of $2,089,000 compared to $426,000 in the first quarter of 2007, and an increase in prepaid expenses and other current assets of $623,000 in 2008 compared to a decrease of $30,000 in 2007.  The remaining difference in non-cash working capital in the first three months of 2008 compared to the first three months of 2007 are comprised of increases in accounts receivable and inventories and a decrease in income taxes recoverable resulting in a net usage of cash of $16,454,000 for the three months ended March 31, 2008, compared to a net use of $14,373,000 for the three months ended March 31, 2007.

Cash Flows from Investing Activities

Cash used in investing activities of $2,404,000 in the first three months of 2008 (2007 – $7,507,000), reflects cash used to purchase property, plant and equipment of $2,366,000 (2007 –$5,377,000) and the acquisition of patents, trademarks and licenses of $90,000 (2007 - $799,000).  In the first quarter of 2007, the Company used a total of $1,331,000 to secure the supply of organic fruits and sunflower oil through strategic agreements with suppliers.

Cash Flows from Financing Activities

Cash provided by financing activities was $9,773,000 in the first three months of 2008 compared to $35,528,000 in 2007.  The cash provided in 2008 is the result of an increase in the line of credit facilities of $4,852,000 (2007 – repayment of $10,572,000), net long-term debt borrowings of $5,118,000 (2007 – net repayment of $4,486,000), and payment of deferred purchase consideration of $500,000 (2007 - $1,143,000).  In the first quarter of 2007, the Company received total proceeds of $51,729,000 as a result of an equity offering.

Item 3 –

Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk.  To achieve this objective, the Company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds.  These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at March 31, 2008 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk.  Fixed rate debt may have their fair market value adversely affected by a decline in interest rates.  In general, longer date debts are subject to greater interest rate risk than shorter dated securities.  Floating rate term debt gives less predictability to cash flows as interest rates change.  As at March 31, 2008, the weighted average interest rate of the fixed rate term debt was 6.3% (December 31, 2007 – 6.0%) and $71,272,000 (December 31, 2007 - $77,324,000) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $31,956,000 (December 31, 2007 - $21,390,000) at an interest rate of 6.5% (December 31, 2007 – 6.5%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty.  For every 1% increase (decrease) in interest rates the Company’s after tax earnings would (decrease) increase by approximately $195,000 (2007 – ($142,000).

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the United States dollar is also the Company’s reporting currency.  The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian subsidiaries are translated into U.S. dollars on consolidation.  The Canadian dollar has depreciated against the U.S. dollar in the first quarter of 2008, compared to an appreciation in the first quarter of 2007.  Closing rates moving from Cdn $0.9913 at December 31, 2007 to Cdn $1.0265 at March 31, 2008, compared to $1.1654 at December 31, 2006 to $1.1546 at March 31, 2007 for each U.S. dollar.  The net effect of this depreciation has been an exchange loss of $1,022,000 included in Accumulated Other Comprehensive Income (2007 – gain of $665,000) related to the Canadian net assets.  During the first quarter of 2008, the Company had an increase of $7,867,000 (2007 - $3,867,000) in net Canadian assets.  A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar with all other variables held constant would result in an increase (decrease) in the fair value of the Company’s net assets by $9,556,000 (2007 –$9,014,000).

SUNOPTA INC.	29	March 31, 2008 10-Q

The Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates.  The open forward foreign exchange contracts were marked-to-market at March 31, 2008 resulting in a loss of $697,000 (2007 - $nil) which is included in foreign exchange on the consolidated statement of earnings.  In 2008, the Company began taking a more active role in an attempt to reduce its exposure to foreign currency exchange rates by entering into forward foreign exchange contracts.  The contracts entered into are in Canadian dollars, U.S. dollars and Euros.

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

The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled.  Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated.  All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold.  At March 31, 2008 the Company owned 792,734 (2007 – 518,785) bushels of corn with a weighted average price of $5.30 (2007 - $3.38) and 751,818 (2007 – 588,295) bushels of soy beans with a weighted average price of $12.04 (2007 - $8.10).  The Company has at March 31, 2008 net short positions on soy beans of (10,561) (2007 – (2,940)) and a net long position on corn of 560,730 (2007 – 85,165) bushels.  An increase/decrease in commodity prices of either soy or corn of 10% would not be material to the Company.  There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, the Bio Process Group or related to Corporate office activities.

Item 4 –

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, due to the existence of material weaknesses, our disclosure controls and procedures were not effective as of March 31, 2008.  Refer to “Management’s Report on Internal Control over Financial Reporting” as contained in Item 9A. Controls and Procedures in the Company’s Form 10-K the fiscal year ended December 31, 2007 for a description of the material weaknesses that have been identified.

Changes in Internal Control Over Financial Reporting

SunOpta’s management, with the participation of SunOpta’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in SunOpta’s internal control over financial reporting occurred during the first quarter of fiscal 2008.  Based on that evaluation, management concluded that, aside from the remediation efforts described in Item 9A. Controls and Procedures in the Company’s Form 10-K for the fiscal year ended December 31, 2007, there were no changes in SunOpta’s internal control over financial reporting during the first quarter of 2008.

SUNOPTA INC.	30	March 31, 2008 10-Q

PART II - OTHER INFORMATION.

Item 1 –

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

The Company received Staff Determination notices on April 2, 2008 and May 20, 2008 from The Nasdaq Stock Market (“Nasdaq”) stating that the Company was not in compliance with the Nasdaq Marketplace Rules as a result of the delay in the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, and that as a result the Company’s securities could be delisted. The Company appealed the determination to delist the Company’s securities, and a Listing Qualifications Panel of Nasdaq notified the Company that it would continue to list the Company’s securities if (1) the Company reported to the Panel the findings of the Audit Committee investigation by July 20, 2008, and (2) the Company filed delinquent reports by July 31, 2008.  The Company has reported the Audit Committee’s findings to the Panel, has filed its delinquent annual report on Form 10-K, and as a result of this filing, has filed its delinquent quarterly report on Form 10-Q.

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

In January 2008, a customer of the Company, Abener Energia S.A. (an affiliate of the above mentioned Abengoa) terminated a contract valued at approximately $7,000,000 for the delivery of equipment and related services, forcing the matter into arbitration under its provisions.  Both parties have alleged violations under the contract.  Arbitration proceedings have commenced, as both parties filed claims on June 30, 2008.  The outcome of this arbitration cannot be predicated at this time.

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

SUNOPTA INC.	31	March 31, 2008 10-Q

Item 1A – Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, under the heading “Risk Factors” in Item 1A of that report.  There have been no material changes in these previously reported risk factors as of the date of this quarterly report.

Item 2 –

 Unregistered Sales of Equity, Securities and Use of Proceeds – None

Item 3 –

Defaults upon Senior Securities  - None

Item 4 –

Submission of Matters to a Vote of  Security Holders – None

Item 5 –

Other Information

(a)

 None

Item 6 –

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

SUNOPTA INC.

/s/ John Dietrich
Date July 28, 2008	by John Dietrich
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	32	March 31, 2008 10-Q