Form 10-Q
period 2008-06-30
SunOpta Inc.
filed 2008-08-11
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐                  No ☒

At July 31, 2008 registrant had 64,206,533 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $333,478,530. The Company’s common shares are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

There are 48 pages in the June 30, 2008 10-Q and the index follows the cover page.

SUNOPTA INC.	1	June 30, 2008 10-Q

SUNOPTA INC.

FORM 10-Q

For the quarter ended June 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2008 and 2007.

Condensed Consolidated Balance Sheets as at June 30, 2008 and December 31, 2007.

Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2008 and 2007.

Condensed Consolidated Statements of Cash Flow for the three and six months ended June 30, 2008 and 2007.

Notes to Condensed Consolidated Financial Statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Item 4.

Disclosure Controls and Procedures

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits

All financial information is expressed in United States Dollars.  The closing rate of exchange on July 31, 2008 was CDN $1 = U.S. $0.9766

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

Whether actual results and developments will agree with expectations and predictions of the Company is subject to many risks and uncertainties including, but not limited to, general economic, business, weather or market risk conditions; the Company’s ability to address inventory issues in its berry operations; the achievement of business forecasts; the outcome of any pending litigation; competitive actions by other companies; changes in laws or regulations or policies of local governments, provinces and states as well as the governments of the United States and Canada, many of which are beyond the control of the Company.  Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized.  Please refer to the Company’s most recent Annual Report on Form 10-K for a discussion of the risks facing the Company and its operations.

SUNOPTA INC.	2	June 30, 2008 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Condensed Consolidated Financial Statements

SunOpta Inc.

For the Three and Six Months Ended June 30, 2008

(Unaudited)

SUNOPTA INC.	3	June 30, 2008 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Earnings and Comprehensive Income

For the three months ended June 30, 2008 and 2007

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2008	2007
	$	$

Revenues	291,945	206,378

Cost of goods sold	246,077	170,828

Gross profit	45,868	35,550

Warehousing and distribution expenses	5,448	4,969
Selling, general and administrative expenses (note 15)	34,700	23,138
Intangible asset amortization	1,508	1,012
Other expense, net	-	217
Foreign exchange (note 10)	(1,279)	(378)

Earnings before the following	5,491	6,592

Interest expense, net	(3,601)	(1,817)

Earnings before income taxes	1,890	4,775

Provision for income taxes	473	1,048

Earnings before minority interest	1,417	3,727

Minority interest	698	322

Earnings for the period	719	3,405

Other comprehensive income for the period	1,880	5,546

Comprehensive income for the period	2,599	8,951

Earnings per share for the period (note 5)

– Basic	0.01	0.05

– Diluted	0.01	0.05

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	4	June 30, 2008 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Earnings and Comprehensive Income

For the six months ended June 30, 2008 and 2007

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2008	2007
	$	$

Revenues	522,389	389,878

Cost of goods sold	436,320	323,607

Gross profit	86,069	66,271

Warehousing and distribution expenses	10,894	9,907
Selling, general and administrative expenses (note 15)	62,511	44,187
Intangible asset amortization	2,766	1,995
Other expense, net	-	406
Foreign exchange (note 10)	(991)	(449)

Earnings before the following	10,889	10,225

Interest expense, net	(6,501)	(3,729)

Earnings before income taxes	4,388	6,496

Provision for income taxes	1,122	1,513

Earnings before minority interest	3,266	4,983

Minority interest	1,061	524

Earnings for the period	2,205	4,459

Other comprehensive income for the period	471	6,211

Comprehensive income for the period	2,676	10,670

Earnings per share for the period (note 5)

– Basic	0.03	0.07

– Diluted	0.03	0.07

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	5	June 30, 2008 10-Q

SunOpta Inc.

Condensed Consolidated Balance Sheets

As at June 30, 2008 and December 31, 2007

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	December 31,
	2008 $	2007 $

Assets

Current assets
Cash and cash equivalents (note 13)	9,123	30,302
Short-term investments (note 14)	20,000	-
Accounts receivable	131,719	87,729
Inventories (note 3)	239,033	182,729
Prepaid expenses and other current assets	8,525	10,201
Current income taxes recoverable	-	1,491
Deferred income taxes	1,756	1,749
	410,156	314,201

Property, plant and equipment	115,466	116,389
Goodwill	66,450	55,503
Intangible assets	68,433	62,076
Deferred income taxes	14,281	14,110
Other assets	2,103	2,261

	676,889	564,540
Liabilities

Current liabilities
Bank indebtedness (note 6)	112,551	58,806
Accounts payable and accrued liabilities	124,422	93,462
Income taxes payable	292	-
Customer and other deposits	617	1,300
Current portion of long-term debt (note 7)	12,261	13,119
Current portion of long-term liabilities	863	1,304
	251,006	167,991

Long-term debt (note 7)	104,985	85,595
Long-term liabilities	5,995	3,275
Deferred income taxes	13,625	11,430
	375,611	268,291

Minority interest	15,035	13,863

Preferred shares of a subsidiary company	27,601	27,409

Shareholders’ Equity

Capital stock (note 4)
64,214,373 common shares (December 31, 2007 – 64,149,593)	176,807	176,547
Contributed surplus (note 4)	6,696	5,967
Retained earnings	54,050	51,845
Accumulated other comprehensive income	21,089	20,618
	258,642	254,977

	676,889	564,540

Commitments and contingencies (note 9)
Subsequent events (note 16)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	6	June 30, 2008 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Shareholders’ Equity

As at June 30, 2008 and 2007

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	Capital stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Total
	$	$	$	$	$

Balance at December 31, 2007	176,547	5,967	51,845	20,618	254,977
Options exercised	260	-	-	-	260
Stock-based compensation	-	729	-	-	729
Earnings for the period	-	-	2,205	-	2,205
Currency translation adjustment	-	-	-	695	695
Change in fair value of interest rate swap, net of tax	-	-	-	(224)	(224)
Balance at June 30, 2008	176,807	6,696	54,050	21,089	258,642

	Capital stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Total
	$	$	$	$	$

Balance at December 31, 2006	112,318	4,188	51,338	8,859	176,703
Options exercised	1,237	-	-	-	1,237
Employee stock purchase plan	417	-	-	-	417
Equity offering	51,882	-	-	-	51,882
Warrants issued	762	-	-	-	762
Stock-based compensation	-	780	-	-	780
Adoption of new accounting policy	-	-	100	-	100
Earnings for the period	-	-	4,459	-	4,459
Currency translation adjustment	-	-	-	6,211	6,211
Balance at June 30, 2007	166,616	4,968	55,897	15,070	242,551

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	7	June 30, 2008 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Cash Flow

For the three months ended June 30, 2008 and 2007

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30, 2008 $	June 30, 2007 $

Cash provided by (used in)

Operating activities
Earnings for the period	719	3,405
Items not affecting cash
Amortization	5,135	3,496
Unrealized loss on foreign exchange	389	-
Minority interest	698	322
Stock-based compensation	491	222
Deferred income taxes	(413)	(265)
Other	443	85
Changes in non-cash working capital, net of businesses acquired (note 8)	(13,780)	(17,359)

	(6,318)	(10,094)
Investing activities
Acquisition of companies, net of cash acquired (note 2)	(4,111)	(13,380)
Increase in short-term investments	(20,000)	-
Purchases of property, plant and equipment, net	(3,164)	(7,104)
Purchase of patents, trademarks and other intangible assets	(32)	(88)
Other	117	-
	(27,190)	(20,572)
Financing activities
Increase in line of credit facilities	12,129	32,306
Borrowings under long-term debt	-	-
Repayment of long-term debt	(2,296)	(1,518)
Proceeds from the issuance of common shares, net of issuance costs	41	887
Proceeds from the issuance of preference shares by subsidiary	-	27,954
Payment of deferred purchase consideration	(255)	-
Other	16	54
	9,635	59,683

Foreign exchange (loss) gain on cash held in a foreign currency	(5)	214

(Decrease) increase in cash and cash equivalents during the period	(23,878)	29,231

Cash and cash equivalents – beginning of the period	33,001	449

Cash and cash equivalents – end of the period	9,123	29,680

Supplemental cash flow information (notes 8 and 13)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	8	June 30, 2008 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Cash Flow

For the six months ended June 30, 2008 and 2007

Unaudited

(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30, 2008 $	June 30, 2007 $

Cash provided by (used in)

Operating activities
Earnings for the period	2,205	4,459
Items not affecting cash
Amortization	9,513	6,927
Unrealized loss on foreign exchange	389	-
Minority interest	1,061	524
Stock-based compensation	729	780
Deferred income taxes	75	(1,295)
Other	267	(236)
Changes in non-cash working capital, net of businesses acquired (note 8)	(25,207)	(49,531)

	(10,968)	(38,372)
Investing activities
Acquisition of companies, net of cash acquired (note 2)	(4,111)	(13,380)
Increase in short-term investments	(20,000)	-
Purchases of property, plant and equipment, net	(5,530)	(12,481)
Purchase of patents, trademarks and other intangible assets	(122)	(887)
Decrease (increase) in other assets	169	(1,331)

	(29,594)	(28,079)
Financing activities
Increase in line of credit facilities	16,981	21,734
Borrowings under long-term debt	13,075	1,500
Repayment of long-term debt	(10,253)	(7,504)
Proceeds from the issuance of common shares, net of issuance costs	260	52,616
Proceeds from the issuance of preference shares by subsidiary	-	27,954
Payment of deferred purchase consideration	(755)	(1,089)
Other	100	-
	19,408	95,211

Foreign exchange loss on cash held in a foreign currency	(25)	(34)

(Decrease) increase in cash and cash equivalents during the period	(21,179)	28,726

Cash and cash equivalents – beginning of the period	30,302	954

Cash and cash equivalents – end of the period	9,123	29,680

Supplemental cash flow information (notes 8 and 13)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	9	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

1.

Basis of presentation and new accounting pronouncements

The interim condensed consolidated financial statements of SunOpta Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.  For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2007.

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ended December 31, 2007. As a result of the acquisition of The Organic Corporation (“TOC”), the Company acquired a 65% interest in Trabocca B.V. which has been consolidated and the non-controlling interest recorded for the ownership interest not acquired. All significant intercompany accounts and transactions have been eliminated on consolidation.

On July 22, 2008, the Company filed amended quarterly condensed consolidated financial statements on Form 10-Q/A restating the previously issued Form 10-Q for the period ended June 30, 2007.  The comparative balances in this Form 10-Q represent the restated balances for the six months ended June 30, 2007 as filed on Form 10-Q/A on July 22, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008. The Company expects this to have an impact on its accounting for future business combinations once adopted but the effect is dependent upon acquisitions made in the future.

SUNOPTA INC.	10	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

1.

Basis of presentation and new accounting pronouncements continued

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of this standard will have on its consolidated financial statements.

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

2.

Business acquisitions

During the six months ended June 30, 2008, the Company completed one acquisition.  This acquisition has been accounted for using the purchase method and the condensed consolidated financial statements include the results of operations for this business from the date of acquisition.  The following is the preliminary purchase price allocation:

TOC
Net assets acquired	$

Cash	1,205
Current assets	50,443
Property, plant and equipment	1,187
Goodwill	11,495
Intangible assets	6,815
Other long-term assets	358
Current liabilities	(45,582)
Subordinated debt payable to former shareholders	(4,685)
Deferred income tax liability	(1,990)
Other long-term debt	(1,502)
17,744

Consideration

Cash consideration including transaction costs	5,316
Note payable to former shareholders	1,562
Deferred consideration	10,866
17,744

SUNOPTA INC.	11	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

2.

Business acquisitions continued

On April 2, 2008, the Company acquired 100% of the outstanding common shares of The Organic Corporation B.V., operating as Tradin Organic Agriculture B.V. ("TOC") for total consideration of $17,744 (€11,361), including acquisition costs of $631 (€404). At closing, the Company paid $9,371 (€6,000) in cash and concurrently received $4,685 (€3,000) by way of subordinated debt payable to the former shareholders.  A promissory note for $1,562 (€1,000) was also issued bearing interest at 7.0%.  Both the subordinated debt and promissory note are payable March 31, 2010 (note 7(f)). Additional consideration payable on March 31, 2010 will be the greater of $12,494 (€8,000) or 2.5 times 2009 EBITDA (as defined in the purchase and sale agreement). At a minimum, the Company is obligated to pay €8,000 if pre-determined earnings targets are met in March 2009.  If the pre-determined earnings target is not met the payment of €8,000 will be made in 2011 and as a result is not contingent.  Due to its non-contingent nature, the present value of this deferred consideration has been calculated for the purpose of determining the total consideration. The €8,000 is payable in cash of €6,000 and €2,000 worth of common shares to be issued from treasury in either 2010 or 2011.  The shares to be issued as part of the deferred consideration are not contingently issuable; accordingly they are included in the calculation of diluted earnings per share (note 5).  The intangible assets, consisting of customer relationships, customer order backlog and non-compete agreements, acquired in this acquisition are not deductible for income tax purposes and are being amortized over their estimated useful lives between one and twelve years.  The Company has not finalized the allocation of fair values to tangible assets, intangible assets and goodwill as of the release date of these financial statements.  The purchase price allocation is expected to be completed by December 31, 2008.  Goodwill acquired in this acquisition is not deductible for tax purposes.

Headquartered in Amsterdam, the Netherlands, TOC is a provider of globally sourced organic food ingredients and a key supplier of a wide variety of organic products including frozen fruits and vegetables, dried fruits, coffee, cocoa, cereals, rice, soy, beans and more.

TOC’s results have been consolidated since April 2, 2008, and are included in the SunOpta Fruit Group.

3.

Inventories

	June 30, 2008 $	December 31, 2007 $

Raw materials and work in process	82,947	37,268
Finished goods	137,627	135,136
Grain	27,284	21,184
Inventory reserve	(8,825)	(10,859)
	239,033	182,729
Grain inventories consist of the following:
Company owned grain	24,391	19,915
Unrealized gain (loss) on
Sale and purchase contracts	7,261	3,864
Future contracts	(4,368)	(2,595)
	27,284	21,184

SUNOPTA INC.	12	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

4.

Capital stock and additional paid in capital

	June 30, 2008 $	December 31, 2007 $

Capital stock	176,807	176,547

Additional paid in capital	6,696	5,967

(a)

In the six months ended June 30, 2008, employees exercised 64,780 (June 30, 2007 – 213,175) common share options and an equal number of common shares were issued for net proceeds of $260 (June 30, 2007 - $1,237).

(b)

In the six months ended June 30, 2008, nil (June 30, 2007 – 40,655) common shares were issued for net proceeds of $nil (June 30, 2007 - $417) as part of the Company’s employee stock purchase plan.  As a result of the restatement of the 2007 quarterly financial statements and the resulting delay in filing the December 31, 2007 year-end and the March 31, 2008 first quarter financial results, the Company’s employee share purchase program was temporarily suspended pending these filings.  The suspension of the program was lifted on August 4, 2008 with the filing of the first quarter financial results on Form 10-Q on July 30, 2008.

(c)

In the six months ended June 30, 2008, nil (June 30, 2007 – 250,000) options were granted to employees at a price of $nil (June 30, 2007 - $10.86 - $11.60). The fair value of the options granted was $nil (June 30, 2007 – $1,209).  The estimates used in the Black-Scholes option-pricing model for the options granted in 2007 were a dividend yield of 0%, an expected volatility of 53.5%, a risk-free interest rate of 4%, a forfeiture rate of 15% and an expected life of five to six years.

(d)

In the six months ended June 30, 2008, the Company recognized stock-based compensation of $729 (June 30, 2007 - $446) related to the Company’s stock option plans, including the plan within Opta Minerals Inc.  Included in stock-based compensation for the six months ended June 30, 2008 is $254 related to the accelerated vesting of stock options for the Company’s Chief Executive Officer and Chief Financial Officer as part of their severance agreements.

(e)

As per an employment contract, the Company’s Chief Executive Officer received an award of 10,000 common shares of the Company’s stock in the first quarter of 2007.  One-quarter of the total award was granted on February 8, 2007, with the remaining three-quarters of the award to be issued in equal instalments on the anniversary through February 8, 2010.  As a result, 2,500 common shares were issued from treasury in the first quarter of 2007.  Due to the delay in filing the first quarter 2008 financial statements on Form 10-Q, there were no shares granted in the six months ended June 30, 2008, and there was no stock-based compensation recognized (2007 – $29).  The 2,500 common shares relating to 2008 will be granted to the Chief Executive Officer, as the Company is now current with its regulatory filings.

SUNOPTA INC.	13	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

5.

Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options.  The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended		Six months ended
	June 30, 2008 $	June 30, 2007 $	June 30, 2008 $	June 30, 2007 $

Earnings for the period	719	3,405	2,205	4,459

Weighted average number of shares used in basic earnings per share	64,211,284	63,040,567	64,187,785	61,738,081
Dilutive potential of the following:
Employee/director stock options	38,239	830,011	81,786	782,080
Dilutive warrants	-	9,931	-	-
Dilutive impact of share consideration	606,204	-	606,204	-

Diluted weighted average number of shares outstanding	64,885,727	63,880,509	64,875,775	62,520,161
Earnings per share:
Basic	0.01	0.05	0.03	0.07
Diluted	0.01	0.05	0.03	0.07

Options to purchase 1,252,200 and 1,137,200 common shares in the three and six months ended June 30, 2008 (June 30, 2007 – nil and 117,000) have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.  Warrants to purchase 648,300 common shares in the six months ended June 30, 2007 have been excluded from the calculation of diluted earnings per share due to their anti-dilutive nature.

6.

Bank indebtedness

	June 30, 2008 $	December 31, 2007 $

Canadian Line of Credit Facility (a)	10,787	15,132
U.S. Line of Credit Facility (b)	51,931	37,685
Opta Minerals Canadian Line of Credit Facility (c)	7,843	5,989
TOC Line of Credit Facilities (d)	41,990	-
	112,551	58,806

The Company has certain financial covenants that are calculated quarterly and annually.  See note 7 for discussion of the Company’s compliance with respect to these financial covenants.

SUNOPTA INC.	14	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

6.

Bank indebtedness continued

(a)

Canadian Line of Credit Facility:

The Company has a Canadian line of credit of Cdn $25,000 (US $24,517).  As of June 30, 2008, $10,787 (2007 - $15,182) of this facility was utilized, including $nil (2007 - $50) committed through letters of credit.  Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios.  At June 30, 2008, the interest rate on this facility was 6.5%, calculated as Canadian prime plus a premium of 1.75%.  The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of the Company’s Canadian business as defined in the Credit Agreement.  At June 30, 2008, the borrowing base supported draws to the maximum line of credit.

(b)

U.S. Line of Credit Facility:

The Company has a U.S. line of credit of $60,000.  As at June 30, 2008, $51,964 (2007 - $37,685) of this facility was utilized, including $33 (2007 - $nil) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios.  At June 30, 2008, the weighted average interest rate on this facility was 6.50%, based on U.S. prime plus 1.75% or U.S. LIBOR loans plus a premium of 3.25%. The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories of the Company’s U.S. business as defined in the Credit Agreement.  At June 30, 2008, the borrowing base supported draws to the maximum line of credit.

The Canadian and U.S. line of credit facilities are subject to annual extensions, and were extended on July 14, 2008 until June 29, 2009.

The above facilities and long-term loans (note 7) are collateralized by a first priority security against substantially all of the Company’s assets in both Canada and the United States, excluding the assets of Opta Minerals, SunOpta BioProcess and TOC.

(c)

Opta Minerals Canadian Line of Credit Facility:

Opta Minerals has a line of credit facility of $12,259 (Cdn - $12,500).  At June 30, 2008, $8,841 (2007 - $6,995) of this facility has been utilized, including letters of credit in the amount of $998 (2007 - $1,606). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including prime, U.S. dollar base rate, bankers’ acceptances or LIBOR plus a margin based on certain financial ratios of the Company.  At June 30, 2008, the interest rate on this facility was 5.80%.

Opta Minerals’ line of credit facility, along with its unused portion of the revolving acquisition facility (note 7(e)), is subject to annual extensions, and were extended on July 17, 2008 to June 30, 2009.

(d)

TOC Line of Credit Facilities:

TOC has a line of credit facility of €30,000 (US - $47,193).  At June 30, 2008, €24,008 (US - $37,768) of this facility had been utilized.  Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. LIBOR, Euro LIBOR plus a premium 1.25%.  At June 30, 2008, the weighted average interest rate on this facility was 5.65%.  The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of TOC and its subsidiaries. At June 30, 2008, the borrowing base supported draws to the maximum line of credit.

SUNOPTA INC.	15	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

6.

Bank indebtedness continued

A Chinese subsidiary of TOC has a line of credit facility denominated in Chinese Renminbi (“RMB”) of RMB 55,000,000 (US - $8,004).  At June 30, 2008, RMB 29,000,000 (US - $4,222) of this facility had been utilized.  Interest on borrowings under this facility accrues at the borrower’s option calculated as 110% of the interest rate issued by the People’s Bank of China.  At June 30, 2008, the interest rate on this facility was 8.20%.

7.

Long-term debt

	June 30, 2008 $	December 31, 2007 $

Syndicated Lending Agreement:
Term Loan Facility (a)	45,000	45,000
Non-revolving Acquisition Facility (b)	6,900	7,500
Revolving Acquisition Facility (c)	17,550	9,500

Other Long-Term Debt:
Opta Minerals Term Loan Facility (d)	11,339	12,610
Opta Minerals Revolving Acquisition Facility (e)	12,475	10,481
Subordinated debt to former shareholders of TOC (f)	6,218	-
Promissory Notes (g)	17,106	12,626
Term Loan Payables (h)	369	654
Capital Lease Obligations (i)	289	343
	117,246	98,714
Less: Current Portion	12,261	13,119
	104,985	85,595

Details of the Company’s long-term debt are as follows:

(a)

Term Loan Facility:

The term loan facility balance at June 30, 2008 was $45,000 (2007 - $45,000).  The entire loan principal is due December 20, 2010, and at that time is renewable at the option of the lender and the Company.  Interest on the term loan facility is payable at a fixed rate of  6.44% plus a margin of up to 250 basis points based on certain financial ratios of the Company. At June 30, 2008, the interest rate was 7.94%.

(b)

Non-revolving Acquisition Facility:

The non-revolving acquisition facility balance at June 30, 2008 was $6,900 (2007 - $7,500).  Minimum quarterly repayment amounts in 2008 and 2009 are $300, with any remaining outstanding principal balance due June 30, 2010. At June 30, 2008, the interest rate on this facility was 5.92%, calculated as LIBOR plus a premium of 3.25%.

(c)

Revolving Acquisition Facility:

The revolving acquisition facility balance at June 30, 2008 was $17,550 (2007 - $8,500).  Principal payments on this facility are payable quarterly equal to the greater of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw.  At June 30, 2008, the interest rate on this facility was 5.63%, calculated as LIBOR plus a premium of 3.25%.  The Company borrowed $10,000 on the revolving acquisition facility at the end of the first quarter in advance of closing the acquisition of TOC (see note 2).

SUNOPTA INC.	16	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

7.

Long-term debt continued

The above term loan facility, non-revolving acquisition facility, revolving acquisition facility and the U.S. line of credit facility (note 6(b)), are collateralized by a first priority security against substantially all of the Company’s assets in Canada, the United States and Mexico excluding the assets of Opta Minerals, SunOpta BioProcess and TOC.

(d)

Opta Minerals Term Loan Facility

The term loan facility has a maximum available borrowing amount of $12,259 (Cdn - $12,500).  This facility matures on July 30, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of Cdn $312 (US - $306).  The outstanding balance on the term loan facility at June 30, 2008 was $11,339 (Cdn - $11,562) and was fully drawn at December 31, 2007.  At June 30, 2008, the weighted average interest rate on this facility was 5.77%.

(e)

Opta Minerals Revolving Acquisition Facility

The revolving acquisition facility has a maximum available borrowing amount of $19,614 (Cdn - $20,000) to finance future acquisitions and capital expenditures.  Principal is payable quarterly equal to 1/40 of the drawdown amount.  Any remaining outstanding principal under this facility is due upon maturity.  The outstanding balance on the revolving acquisition facility at June 30, 2008 was $12,475 (Cdn - $12,721) (2007 - $10,481 (Cdn - $10,390)). At June 30, 2008, the weighted average interest rate on this facility was 5.28%.

The unused portion of the term loan facility is subject to an annual extension and was extended on July 17, 2008 to June 30, 2009.  The credit facilities described above are collateralized by a first priority security against substantially all of the Opta Minerals assets in both Canada and the United States.

Opta Minerals entered into a cash flow hedge in 2007.  The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (US - $16,868) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012.  The estimated fair value of the interest rate swap at June 30, 2008 was a loss of $852 (2007 – loss of $539).  The incremental loss in fair value net of income taxes has been recorded in other comprehensive loss (income) for the period.

(f)

Subordinated debt to former shareholders of TOC:

In conjunction with the acquisition of The Organic Corporation on April 2, 2008, its former shareholders provided a subordinated loan to TOC in the amount of €3,000 (U.S. - $4,718).  The loan bears interest at 7% payable to the former shareholders on a semi-annual basis.  The subordinated loan, as well as €453 (U.S. - $713) previously loaned to TOC, is repayable in full on March 31, 2010.  Additionally, a related party to the former shareholders holds a demand loan with TOC in the amount of €500 (U.S. - $787) which bears interest at 7.0% payable on a quarterly basis.

(g)

Promissory Notes:

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions bearing a weighted average interest rate of 6.4% (2007 – 5.5%), unsecured, due in varying installments through 2010 with principal repayments of $3,464 due in the next 12 months.  As a result of the acquisition of TOC, the Company issued $9,954 of promissory notes due March 31, 2010 with an interest rate of 7%.

(h)

Term Loans Payable:

Term loans payable bear a weighted average interest rate of 4.6% (2007 – 4.5%) due in varying installments through 2010 with principal payments of $237 due in the next 12 months.

SUNOPTA INC.	17	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

7.

Long-term debt continued

(i)

Capital Lease Obligations:

Capital lease obligations due in monthly payments, with a weighted average interest rate of 6.6% (2007 – 6.5%).

As part of its lending agreements, the Company is required to maintain compliance with certain financial covenants.  As a result of the adjustments and provisions recorded in the SunOpta Fruit Group in 2007, the Company was not in compliance with these covenants at March 31, 2008 and December 31, 2007.  The Company received a permanent waiver to these covenants which allowed the Company to be in compliance at March 31, 2008 and December 31, 2007.  The Company was not required to recalculate the covenants for previous periods based on restated quarterly financial statements.  In addition, the Company has negotiated amended financial covenants for June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009.  As a result of the Company’s expectation of compliance with these amended covenants the term loan of $45,000 and the non-current portion and revolving acquisition facilities totaling $19,350 continue to be classified as non-current.  Should the Company fail to comply with any one of these or other covenants the lenders would have the option to accelerate repayment of these outstanding balances or enforce their security rights against the Company, which would result in these amounts being reclassified to current liabilities.

At June 30, 2008, the Company was in compliance with its amended financial covenants.

8.

Supplemental cash flow information

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	$	$	$	$

Changes in non-cash working capital:
Accounts receivable	(10,014)	(7,411)	(24,793)	(21,680)
Inventories	(23,629)	(31,113)	(25,894)	(33,043)
Income tax recoverable	1,193	3	1,783	1,829
Prepaid expenses and other current assets	2,161	652	1,538	682
Accounts payable and accrued liabilities	19,282	21,323	22,843	3,068
Customer and other deposits	(2,773)	(813)	(684)	(387)
	(13,780)	(17,359)	(25,207)	(49,531)
Cash paid for:
Interest	3,123	1,945	5,922	3,926
Income taxes	1,368	701	1,378	1,099

SUNOPTA INC.	18	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

9.

Commitments and contingencies

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

(b)

The Company announced suit on January 17, 2008 against Abengoa New Technologies Inc. (“Abengoa”) and a former employee of SunOpta Inc. for theft of trade secrets, breach of contract, tortious interference with contract and civil conspiracy, along with motions for expedited discovery and a preliminary injunction.  Abengoa has filed a counterclaim alleging breach of contract, misappropriation of trade secrets and other contractual violations.  The United States District Court, Eastern District of Missouri, recently referred the core claims to arbitration and stayed the rest pending outcome of the arbitration.  While management is confident in its position, the outcome of this matter cannot be predicted at this time.

In January 2008, a customer of the Company, Abener Energia S.A. (an affiliate of Abengoa), terminated a contract for the delivery of equipment and related services, forcing the matter into arbitration under the contract’s provisions.  Both parties have alleged violations under the contract.  Arbitration proceedings on this matter have commenced, as both parties filed claims in the courts on June 30, 2008.  The outcome of this arbitration cannot be predicted at this time.

(c)

In addition, various claims and potential claims arising in the normal course of business are pending against the Company.  The amount of potential liability arising from these claims, if any, to the Company is not determinable. Management believes the final determination of these claims or potential claims will not materially affect the financial position or results of the Company.

10.

Foreign exchange transactions

The Company will enter into Canadian dollar, U.S. dollar and Euro forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates.  At quarter end the open forward foreign exchange contracts with a notional value of €6,250 at June 30, 2008 were marked-to-market (since they do not qualify as hedges for accounting purposes), resulting in an unrealized loss of $241 (2007 - $nil) which is included in foreign exchange in the Condensed Consolidated Statements of Earnings and Comprehensive Income.  During the quarter, the Company entered into a number of Canadian dollar and Euro forward contracts which were closed prior to reaching their maturity.  Due to the volatility of exchange rates in these currencies the Company realized a gain of approximately $1,600 which has been included in the foreign exchange gain in the consolidated statement of earnings.

SUNOPTA INC.	19	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

11.

Pro-forma data

Condensed pro-forma income statement, as if all acquisitions completed in 2008 and 2007 had occurred at the beginning on 2007 is included in the table below.

	Three months ended			Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	$	$	$	$

Pro-forma revenue	291,945	240,265	555,093	459,902
Pro-forma earnings	719	3,517	2,288	4,568
Pro-forma earnings per share:
- Basic	0.01	0.06	0.04	0.08
- Diluted	0.01	0.06	0.04	0.07

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

The Company’s assets, operations and employees are principally located in Canada, the United States, Mexico, Europe and China.  Revenues from external countries are allocated to the United States, Canada and Other external markets based on the location of the customer.  Other expense, net, interest expense, net, provision of income taxes and minority interest are not allocated to the segments.

SUNOPTA INC.	20	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

12.

Segmented information continued

Effective January 1, 2008, two divisions previously included within the SunOpta Ingredients Group have been transferred, one to the SunOpta Grains and Foods Group and the other to the SunOpta Distribution Group.  The segmented information for the comparative three and six month periods ended June 30, 2007 has been updated to reflect the current period’s segment presentation.

	Three months ended June 30, 2008
	Food Group $	Opta Minerals $	SunOpta BioProcess and Corporate $	Consolidated $
External revenues by market:
United States	138,036	16,776	471	155,283
Canada	77,222	5,907	-	83,129
Other	50,968	2,565	-	53,533
Total revenues from external customers	266,226	25,248	471	291,945

Segment earnings before other expense, net	9,051	3,351	(6,911)	5,491
Other expense, net				-
Earnings before the following				5,491

Interest expense, net				(3,601)
Provision for income taxes				473
Minority interest				698
Earnings for the period				719

The SunOpta Food Group has the following segmented reporting:

		Three months ended June 30, 2008
	Grains and Foods Group $	Ingredients Group $	Fruit Group $	Distribution Group $	Food Group $
External revenues by market:
United States	69,517	14,163	54,060	296	138,036
Canada	5,097	1,644	1,950	68,531	77,222
Other	11,873	1,019	38,022	54	50,968
Total revenues from external customers	86,487	16,826	94,032	68,881	266,226

Segment earnings before other expense, net	5,601	586	(281)	3,145	9,051

SUNOPTA INC.	21	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

12.

Segmented information continued

	Three months ended June 30, 2007
	Food Group $	Opta Minerals $	SunOpta BioProcess and Corporate $	Consolidated $
External revenues by market:
United States	121,193	13,729	293	136,404
Canada	57,112	4,491	-	61,603
Other	9,360	174	26	8,371
Total revenues from external customers	187,665	18,394	319	206,378

Segment earnings before other expense, net	7,319	2,061	(2,571)	6,809
Other expense, net				217
Earnings before the following				6,592

Interest expense, net				1,817
Provision for income taxes				1,048
Minority interest				322
Earnings for the period				3,405

The SunOpta Food Group has the following segmented reporting:

		Three months ended June 30, 2007
	Grains and Foods Group $	Ingredients Group $	Fruit Group $	Distribution Group $	Food Group $
External revenues by market:
United States	55,263	15,093	50,513	324	121,193
Canada	1,855	1,552	2,114	50,591	57,112
Other	8,036	642	682	-	9,360
Total revenues from external customers	65,154	17,287	53,309	51,915	187,665

Segment earnings before other expense, net	5,051	1,488	(1,137)	1,917	7,319

SUNOPTA INC.	22	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

12.

Segmented information continued

	Six months ended June 30, 2008
	Food Group $	Opta Minerals $	SunOpta BioProcess and Corporate $	Consolidated $
External revenues by market:
United States	257,914	31,604	603	290,121
Canada	153,726	10,304	-	164,030
Other	63,528	4,710	-	68,238
Total revenues from external customers	475,168	46,618	603	522,389

Segment earnings before other expense, net	15,279	5,355	(9,745)	10,889
Other expense, net				-
Earnings before the following				10,889

Interest expense, net				(6,501)
Provision for income taxes				1,122
Minority interest				1,061
Earnings for the period				2,205

The SunOpta Food Group has the following segmented reporting:

		Six months ended June 30, 2008
	Grains and Foods Group $	Ingredients Group $	Fruit Group $	Distribution Group $	Food Group $
External revenues by market:
United States	128,183	28,889	100,415	427	257,914
Canada	8,837	2,973	4,027	137,889	153,726
Other	22,022	1,912	39,487	107	63,528
Total revenues from external customers	159,042	33,774	143,929	138,423	475,168

Segment earnings before other expense, net	11,094	1,604	(4,089)	6,670	15,279

SUNOPTA INC.	23	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

12.

Segmented information continued

	Six months ended June 30, 2007
	Food Group $	Opta Minerals $	SunOpta BioProcess and Corporate $	Consolidated $
External revenues by market:
United States	218,867	26,338	991	246,196
Canada	117,622	8,176	-	125,798
Other	17,498	343	43	17,884
Total revenues from external customers	353,987	34,857	1,034	389,878

Segment earnings before other expense, net	11,100	3,508	(3,977)	10,631
Other expense, net				406
Earnings before the following				10,225

Interest expense, net				(3,729)
Provision for income taxes				1,513
Minority interest				524
Earnings for the period				4,459

The SunOpta Food Group has the following segmented reporting:

		Six months ended June 30, 2007
	Grains and Foods Group $	Ingredients Group $	Fruit Group $	Distribution Group $	Food Group $
External revenues by market:
United States	98,547	29,921	89,819	580	218,867
Canada	4,297	2,912	4,178	106,235	117,622
Other	15,338	1,354	806	-	17,498
Total revenues from external customers	118,182	34,187	94,803	106,815	353,987

Segment earnings before other expense, net	7,990	2,188	(3,836)	4,758	11,100

13.

Cash and cash equivalents

Included in cash and cash equivalents is $4,955 (December 31, 2007 - $26,556) of cash relating to SunOpta BioProcess that was raised as a result of a preferred share issuance in 2007.  These funds are specific to SunOpta BioProcess and can only be used by SunOpta BioProcess, which will use these funds for the continued development of biomass conversion technologies and to build and operate commercial-scale facilities for the conversion of cellulosic biomass to ethanol.  In June 2008, $20,000 of the SunOpta BioProcess cash was deposited into a short-term investment (note 13).  Also included in cash and cash equivalents are funds of $2,832 (December 31, 2007 - $2,336) that are specific to Opta Minerals.

SUNOPTA INC.	24	June 30, 2008 10-Q

SunOpta Inc. Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2008 and 2007 Unaudited (Expressed in thousands of U.S. dollars, except per share amounts)

13.

Cash and cash equivalents continued

These funds of $7,787 (December 31, 2007 - $28,892) are consolidated for financial statement reporting purposes due to the Company’s ownership; however, these funds cannot be utilized by the Company for general corporate purposes and are maintained in separate bank accounts of the legal entities.

14.

Short-term investments

SunOpta BioProcess entered into a $20,000 short-term investment on June 27, 2008.  The investments mature on December 24, 2008, and earn interest at a rate of 3.05% annually.  This investment is specific to SunOpta BioProcess and can only be used by SunOpta BioProcess; and cannot be utilized by the Company for general corporate purposes.

15.

Selling, general and administrative expenses

Included in selling, general and administrative expenses (“SG&A”) for the three and six months ended June 30, 2008 is approximately $1,916 (2007 - $nil) of severance costs (including the acceleration of unvested stock options) related to the termination of the Company’s Chief Executive Officer and Chief Financial Officer.  Also included in SG&A expenses is approximately $4,304 (2007 - $nil) in the three months ended June 30, 2008 and approximately $5,672 (2007 - $nil) in the six months ended June 30, 2008 related to professional fees and related costs incurred with respect to the investigation within the SunOpta Fruit Group’s Berry Operations.

16.

Subsequent events

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

SUNOPTA INC.	25	June 30, 2008 10-Q

PART I - FINANCIAL INFORMATION

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Corporate Developments

The Company received Staff Determination notices on April 2, 2008 and May 20, 2008 from The Nasdaq Stock Market ("Nasdaq") stating that the Company was not in compliance with the Nasdaq Marketplace Rules as a result of the delay in the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, and that as a result the Company's securities could be delisted. The Company appealed the determination to delist the Company's securities, and a Listing Qualifications Panel of Nasdaq notified the Company that it would continue to list the Company's securities if (1) the Company reported to the Panel the findings of the Audit Committee investigation by July 20, 2008, and (2) the Company filed delinquent reports by July 31, 2008. The Company has reported the Audit Committee's findings to the Panel, filed its delinquent annual report on Form 10-K on July 22, 2008 and filed its delinquent first quarter Financial results on Form 10-Q on July 30, 2008.

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

Strategic Agreements

On March 11, 2008 the Company announced that it had entered into an agreement to establish a joint venture with Colorado Mills LLC ("Colorado Mills") of Lamar, Colorado, to build and operate an organic and natural vegetable oil refining facility. The venture will operate as Colorado Sun Oil Processing LLC and will be owned 50% by SunOpta and 50% by Colorado Mills. The processing facility will be located in Lamar, Colorado, adjacent to Colorado Mills' existing crude oil processing facility, and will be capable of refining approximately 35 million pounds annually of natural and organic sunflower, soybean and canola oils. The refining facility is expected to be operational in early 2009.

SUNOPTA INC.	26	June 30, 2008 10-Q

Acquisition of The Organic Corporation B.V.

On April 2, 2008, the Company announced that it had acquired all of the outstanding shares of The Organic Corporation B.V. ("TOC"), a global supplier of a wide variety of globally sourced organic food ingredients including frozen and fresh fruits and vegetables, dried fruits, coffee, cocoa, cereals, rice, soy, beans, pulses, seeds, nuts, oils, dairy products, seasonings, sweeteners and more. Tradin's organic foods sourcing and processing expertise complements the Company's broad natural and organic foods platform, sourcing and processing from diverse geographies and serving a global customer base. The combination of these capabilities is expected to lead to further integrated sourcing and processing opportunities around the globe. The Company paid €6,000,000 (U.S. $9,370,000) in cash and concurrently received €3,000,000 (U.S. $4,685,000) by way of subordinated debt payable to the former shareholders. A promissory note for €1,000,000 (U.S. $1,562,000) was also issued bearing interest at 7% and payable March 31, 2010. Additional consideration is payable on March 31, 2010 in the amount of the greater of €8,000,000 (U.S. $12,494,000) or 2.5 multiplied by 2009 earnings before interest, taxes, depreciation and amortization. Under the terms of the agreement, a minimum of €8,000,000 will be paid in 2010 or 2011 in satisfaction of the deferred consideration.

Acquisition of MCP Mg-Serbien SAS

On July 10, 2008, Opta Minerals acquired 67% of MCP of France. The transaction included an option to acquire the remaining 33% minority interest on similar terms. For fiscal 2007 MCP recorded revenues of approximately $6,300,000 selling ground magnesium products to a variety of industries in Europe including integrated steel mills. This acquisition expands business capabilities in Europe and complements existing operations in the U.S., Canada and Eastern Europe. Opta Minerals also secured an option to purchase a majority position in an associated company located in Europe which is focused on the production of magnesium ingots.

Operations for the Three Months ended June 30, 2008 Compared With the Three Months Ended June 30, 2007

Consolidated
	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	266,226,000	187,665,000	78,561,000	41.9%
Opta Minerals	25,248,000	18,394,000	6,854,000	37.3%
SunOpta Bio Process	471,000	319,000	152,000	47.6%
Total Revenue	291,945,000	206,378,000	85,567,000	41.5%

Operating Income[1]
SunOpta Food Group	9,051,000	7,319,000	1,732,000	23.7%
Opta Minerals	3,351,000	2,061,000	1,290,000	62.6%
SunOpta Bio Process & Corporate	(6,911,000)	(2,571,000)	(4,340,000)	168.8%
Total Operating Income	5,491,000	6,809,000	(1,318,000)	(19.4%)

Other Expense, net	-	(217,000)	217,000	(100.0%)
Interest Expense	3,601,000	1,818,000	1,783,000	98.1%
Income Tax Provision	473,000	1,048,000	(575,000)	(54.9%)
Minority Interest	698,000	321,000	377,000	117.4%
Net earnings	719,000	3,405,000	(2,686,000)	(78.9%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Revenues for the second quarter in 2008 as compared to the second quarter of 2007 increased by 41.5% to $291,945,000 based on consolidated internal growth of 20.8% and acquisition revenues of $35,298,000. Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year in addition to the impact of foreign exchange translations. Revenue growth continues to be driven by the SunOpta Food Group which realized internal revenue growth of 20.5% in 2008.

SUNOPTA INC.	27	June 30, 2008 10-Q

Operating income in the second quarter of 2008 decreased 19% to $5,491,000, compared to the same period in 2007. The SunOpta Food Group's operating income increased by $1,732,000 as increases within the SunOpta Grains and Foods Group, SunOpta Fruit Group and the SunOpta Distribution Group were offset by declines within the SunOpta Ingredients Group. Operating improvements of $1,290,000 were realized in Opta Minerals. The combined SunOpta BioProcess and Corporate Group realized losses and cost increases of $4,340,000. Approximately $6,352,000 of this loss was due to professional fees and related costs incurred as a result of the restatement of prior quarters and investigation into the Berry Operations in addition to severance accruals related to the transitioning of certain members of the senior management. Further details on revenue and operating income, including the impact of the corporate cost allocations, are provided by operating group below.

Interest expense increased by 98.1% to $3,601,000 for the three months ended June 30, 2008 as compared to the second quarter of 2007 due to increased average long-term debt and operating lines of approximately $55,000,000. The increase in debt is primarily related to acquisitions completed during the quarter and additional working capital utilized to fund internal growth. The average interest rate for the quarter was approximately 7.5%, which was higher than the prior year's second quarter of 5.3% due to higher premiums over LIBOR on borrowed funds during the second quarter of 2008 compared to 2007. Bank indebtedness is approximately 30.4% of accounts receivable and inventory, which is used to finance operating lines.

Other expense for the three months ended June 30, 2007 of $217,000 was mainly related to the consolidation of warehouses within the SunOpta Distribution Group and the settlement of a legal claim.

The income tax rate for second quarter of 2008 is approximately 25.0% which is slightly higher than in the second quarter of 2007 at 21.9% and reflects the benefit of certain tax structures.

Based on the results of the second quarter, continued expected internal growth in core operations, the expectation of improved results from the SunOpta Fruit Group Berry Operations over the balance of the year, improved pricing to affect cost increases, and the acquisition of TOC in April 2008, we confirm previous 2008 revenue guidance of annualized revenues in excess of $1 billion, and earnings per share of $0.25 to $0.30, before the impact of professional fees and severance costs related to the independent investigation and related recommendations and costs attributable to the defence of the class action lawsuits.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:

For the three month period ended

	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue
SunOpta Grains & Foods	86,487,000	65,154,000	21,333,000	32.7%
SunOpta Ingredients	16,826,000	17,287,000	(461,000)	(2.7%)
SunOpta Fruit	94,032,000	53,309,000	40,723,000	76.4%
SunOpta Distribution	68,881,000	51,915,000	16,966,000	32.7%
Food Group Revenue	266,226,000	187,665,000	78,561,000	41.9%

Operating Income[1]
SunOpta Grains & Foods	5,601,000	5,051,000	550,000	10.9%
SunOpta Ingredients	586,000	1,488,000	(902,000)	(60.6%)
SunOpta Fruit	(281,000)	(1,137,000)	856,000	(75.3%)
SunOpta Distribution	3,145,000	1,917,000	1,228,000	64.1%
Food Group Operating Income	9,051,000	7,319,000	1,732,000	23.7%
SunOpta Food Group Segment Margin %	3.4%	3.9%		(0.5%)

1 Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

SUNOPTA INC.	28	June 30, 2008 10-Q

The SunOpta Food Group contributed $266,226,000, or 91.2% of total Company consolidated revenues, in the second quarter of 2008 versus 90.9% in the same period in 2007. This was based on internal growth of 20.5% and acquisition revenues of $33,273,000 including movements related to foreign exchange. The increase in consolidated revenues of 41.9% in the SunOpta Food Group reflects higher SunOpta Fruit Group revenues driven by the acquisition of TOC and higher volumes from healthy fruit snack operations. The SunOpta Grains & Food Group also recorded strong revenues based on increased commodity prices and demand for non-genetically modified ("non-GMO") and organic grains and grains-based ingredients and refrigerated and aseptic soymilk. Strong increases in the SunOpta Distribution Group were due to continued strong demand for natural and organic grocery and natural health products.

Operating income in the SunOpta Food Group in the second quarter of 2008, as compared to the second quarter of 2007, increased by $1,732,000, or 23.7%, to $9,051,000, including the impact of $910,000 in higher corporate cost allocations. The SunOpta Distribution Group generated $1,228,000 in improved operating income due to strong volumes of natural and organic grocery and natural health products combined with cost rationalization initiatives. The increase in operating income is also related to favourable results from the SunOpta Fruit Group which generated improved operating income of $856,000 due to acquisitions and the continuing turnaround efforts in the Berry Operations. SunOpta Grains and Foods Group realized an increase of $550,000, due to strong volumes and prices of soybeans, corn and sunflower offset by higher supply costs and operational inefficiencies due to an ongoing facility expansion which impacted our aseptic soymilk operations. These were offset by reduced operating income of $902,000 in the SunOpta Ingredients Group due to higher supply costs beyond what was passed through in pricing to customers within the quarter in addition to inefficiencies related to the flooding in the midwestern United States which necessitated the temporary closure of two fiber facilities.

A more comprehensive discussion is included below with the various Groups that make up the SunOpta Food Group. Effective January 1, 2008, two divisions previously reported within the SunOpta Ingredients Group were transferred, one to the SunOpta Grains and Foods Group and the other to the SunOpta Distribution Group. The impact of these transfers on the three month period ended June, 2007 from the previously disclosed comparatives is reflected above and is as follows:

	SunOpta	SunOpta	SunOpta
	Grains and	Ingredients	Distribution	SunOpta Food
	Foods Group	Group	Group	Group
	$	$	$	$

Revenue	536,000	(1,208,000)	672,000	-
Gross Margin	356,000	(526,000)	170,000	-
Segment Operating Income [1]	356,000	(484,000)	128,000	-

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

SunOpta Grains & Foods Group

For the three month period ended

	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue	86,487,000	65,154,000	21,333,000	32.7%
Gross Margin	8,993,000	8,529,000	464,000	5.4%
Gross Margin %	10.4%	13.1%		(2.7%)
Segment Operating Income[1]	5,601,000	5,051,000	550,000	10.9%
Segment Margin %	6.5%	7.8%		(1.3%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

SUNOPTA INC.	29	June 30, 2008 10-Q

The SunOpta Grains and Foods Group contributed $86,487,000 in revenues for the second quarter of 2008, a $21,333,000, or 32.7% increase over the same quarter in 2007. This increase was attributed entirely to internal growth and a continued rise in commodity prices on soy, corn and sunflower products. The group realized increases in revenues related to higher demand and prices for non-GMO and organic grains and grains-based food ingredients, including organic oils, sweeteners and dairy products totaling $16,160,000. The group also realized increases of $2,734,000 in aseptic soy and extended shelf life beverage products due to the continued growth in volumes from existing contracts with major resellers and retailers. This growth was partially offset by operational inefficiencies during the quarter due in part to the expansion of the aseptic filling facility located in Alexandria, Minnesota. Revenues in the sunflower based businesses were $2,445,000 higher than 2007 due to increased demand for its in-shell and bakery kernel sunflower products. The roasted products snack food business had decreased revenues of $6,000 versus the prior year.

Gross margin in the SunOpta Grains and Foods Group increased by $464,000 to $8,993,000 in the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007. Gross margin as a percentage of revenue of 10.4% was unfavourable to the prior year's second quarter by 2.7%, mainly due to higher supply costs and plant inefficiencies related to our aseptic and ESL operations including commissioning costs at our Heuvelton facility, certain period costs related to our new Modesto facility that is in the process of being built and inefficiencies at our Minnesota facility where a plant expansion is in the final stages of being completed. Higher volumes and commodity prices of grain and grains-based ingredients resulted in increased gross margins of $1,360,000. The sunflower operations contributed increased margins of $252,000 in the quarter but were affected by a temporary shutdown of its Kansas operations until new 2008 crop could be secured. Higher volumes and margins of kernel and bird food grade sunflower products were offset by plant inefficiencies at the Kansas City facility due to the temporary shutdown and lower production volumes in the quarter. The roasted products food business contributed additional margins of $93,000. These favourable variances were offset by lower margins of $1,241,000 related to the aseptic and ESL soymilk operations due to the factors noted above.

Segment operating income increased by $550,000, or 10.9%, in the second quarter of 2008 as compared to the second quarter of 2007. The operating income increase was the result of higher gross margin as well as foreign exchange gains of $366,000 on contracts used to hedge European sales. This was offset by higher SG&A costs of $280,000 due primarily to increased corporate cost allocations.

The SunOpta Grains and Foods Group is targeted to realize operating margins between 6 - 8% for 2008. The completion of its expansion at its aseptic packaging facility in Minnesota, in addition to planned price increases to current customers, will result in increased aseptic packaged revenues and margins in the latter half of the year as the group works through its current backlog of orders. The Heuvelton facility is also expected to be fully operational in the third quarter. Grain prices and margins are generally expected to remain strong through 2008. The Grains and Foods Group will continue to experience period costs related to rent, labour, property taxes and travel related to its new Modesto facility through the balance of the year.

SunOpta Ingredients Group

For the three month period ended
	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue	16,826,000	17,287,000	(461,000)	(2.7%)
Gross Margin	2,469,000	3,435,000	(966,000)	(28.1%)
Gross Margin	14.7%	19.9%		(5.2%)
Segment Operating Income[1]	586,000	1,488,000	(902,000)	(60.7%)
Segment Margin %	3.5%	8.6%		(5.1%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Ingredients Group contributed revenues of $16,826,000 in the second quarter of 2008 as compared to $17,287,000 in 2007, a 2.7% decrease. Lower dairy blending volumes and prices of $1,815,000 in addition to decreased volumes in contract manufacturing operations of $516,000 were the main contributors to the reduced revenues. These were offset by higher oat and soy fiber volumes of $1,812,000 and other products of $58,000.

SUNOPTA INC.	30	June 30, 2008 10-Q

In the quarter, gross margins in the Ingredients Group decreased by $966,000 and the margin rate decreased by 5.2% to 14.7% of revenue. The decrease in the margin rate can be attributed to increased input costs (energy, transportation, processing chemicals) beyond what was passed on in pricing to customers within the quarter. In addition, plant efficiencies were impacted by the effects of the flooding in the mid-western United States as costs of approximately $350,000 were expensed in the quarter due to temporary shutdown of two facilities. These costs are expected to be covered by business interruption insurance and the Group is currently completing details of its claim in this regard. Lower volumes and product mix reduced dairy blending margins by $336,000. Despite higher revenues in our oat and soy fiber operations, higher supply costs, and the effects of the mid west flooding as noted above reduced margins by $277,000. The remaining decrease of $353,000 in margins is attributed to other ingredient blending operations due to higher supply costs and reduced volumes.

The decrease in operating income of $902,000 to $586,000 reflects the decrease in gross margins noted, partially offset by a decrease in SG&A mainly related to lower corporate allocated costs.

The SunOpta Ingredients Group continues to focus on expanding its fiber and ingredient portfolio via a combination of internal development and acquisition/co-manufacturing. The Ingredients Group is expected to take additional pricing in the third quarter to offset the higher input costs and expects to realize on its business interruption insurance policy for the flood related costs. The Group continues to target operating margins of 12-15% and expects to realize these levels over time through a combination of pricing, cost reduction and value added initiatives.

SunOpta Fruit Group

For the three month period ended

	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue	94,032,000	53,309,000	40,723,000	76.4%
Gross Margin	9,253,000	5,014,000	4,239,000	84.5%
Gross Margin	9.8%	9.4%		0.4%
Segment Operating Income[1]	(281,000)	(1,137,000)	856,000	75.3%
Segment Margin %	(0.3%)	(2.1%)		1.8%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Fruit Group contributed revenues of $94,032,000 in the second quarter of 2008 as compared to $53,309,000 in 2007, a 76.4% increase or $40,723,000. Internal growth within the group was 9.6%. The acquisition of the TOC on April 2, 2008 provided $37,203,000 in additional revenues. The acquisition of the Mexican operations in May 2007 provided $2,634,000 in incremental revenues. Additional customers and the commissioning of the new bar forming equipment increased revenues by $3,184,000 in our healthy fruit snacks operations. These were offset by reduced net revenues in our California Berry Operations of $1,907,000 mainly due to lower industrial and private label sales of organic fruit and fruit purees. Global sourcing and brokerage revenues declined $391,000..

Gross margins in the SunOpta Fruit Group increased by $4,239,000 in the three months ended June 30, 2008 to $9,253,000, or 9.8% of revenue, as compared to 9.4% of revenues in the second quarter of 2007. An increase of $4,367,000 is related to the acquisitions of TOC and the Mexican Operations. The California Berry Operations contributed $262,000 in higher margins due to price increases that were offset by higher production, storage and operating costs. Price increases helped improve margins at global sourcing and brokerage operations by $83,000. These were offset by lower margins of $473,000 related to our healthy fruit snack operations due to plant inefficiencies and development costs related to the new bar forming equipment.

Segment operating income in the SunOpta Fruit Group increased by $856,000 to a loss of $281,000 in the three months ended June 30, 2008 as compared to operating losses of $1,137,000 in the second quarter of 2007. Offsetting the increase in gross margin of $4,239,000 noted above, operating income was negatively impacted by an increase in SG&A costs of $2,694,000 and an increase in corporate allocated costs of $532,000. The remaining period over period change in segment operating income is due to a foreign exchange loss of $157,000. The acquisition of TOC and SunOpta Mexico contributed $2,803,000 of the increased SG&A costs. Other increases in SG&A are due to higher compensation of $628,000 related to additional headcount to support expanded business operations, initiatives to improve internal processes as well as severance costs. Offsetting the SG&A increases above are lower bad debt expense $386,000. The remaining net savings in SG&A of $351,000 is due to various cost saving initiatives as business operations are streamlined.

Both the Berry Operations and the Healthy Fruit Snack operations are in transition years. We expect operating losses within Berry Operations to improve as the Company reduces the amount of excess inventory that has been written down to net realizable value, price increases are realized throughout the year, operations are repositioned and restructured, and SG&A is reduced as the operation becomes more efficient. We expect that Healthy Fruit Snack operations will improve as efficiencies on the new bar forming equipment are realized and that the acquisition of TOC at the beginning of the second quarter will help global sourcing operations expand their supply network and product offering as well as drive synergies within the Global Trading operations.

SUNOPTA INC.	31	June 30, 2008 10-Q

SunOpta Distribution Group

For the three month period ended

	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue	68,881,000	51,915,000	16,966,000	32.7%
Gross Margin	18,582,000	14,546,000	4,036,000	27.7%
Gross Margin	27.0%	28.0%		(1.0%)
Segment Operating Income[1]	3,145,000	1,917,000	1,228,000	64.1%
Segment Margin %	4.6%	3.7%		0.9%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Distribution Group contributed revenues of $68,881,000 in the second quarter of 2008, an increase of $16,966,000, or 32.7%, over the same quarter of the prior year. Internal growth within the Group was 30.7% including foreign exchange movements. The Neo-Nutritionals Inc. acquisition resulted in revenue increases of $861,000 over the same quarter of the prior year. In addition, revenues were favourably impacted by an increase in natural and organic grocery sales of $9,964,000 due in part to the delay in Passover sales into this quarter (when they occurred in the first quarter in 2007), an increase in natural and organic product lines and new product listings at a major retailer. The natural health sector of the group recorded $4,253,000 in improved revenues due to the continued strength from new listings, new product lines and increased capabilities in western Canada. The produce business increased $1,888,000 due to the growth in the western region.

Gross margin in the Distribution Group increased by $4,036,000 in the second quarter of 2008 to $18,582,000, or 27.0% of revenue compared to the second quarter of 2007. As a percentage of revenues, gross margin decreased by 1.0% due to the product mix in our natural health operations and competition in the western produce business. The acquisition of Neo-Nutritionals Inc. contributed $361,000 of higher gross margins. Higher gross margins were also realized from stronger revenues in the natural and organic groceries segment of $2,627,000, in the natural health operations of $932,000 and in the produce operations of $116,000. Note that margins include approximately $500,000 in customer discounts and programs that, in 2008, were reclassified to cost of goods sold. In 2007 these same expenses were included in selling, general and administration costs. Had the customer discount costs been excluded from gross margins, the margin rate would have been 27.7%, versus the current rate of 27.0%.

Combined SG&A and warehousing and distribution costs (W&D) increased by $2,569,000 to $15,584,000 as compared to the same quarter in 2007. These expenses decreased to 22.6% of revenues versus 25.1% in the same quarter of the prior year. The December 2007 acquisition of Neo-Nutritionals added SG&A and W&D of $260,000, or 30.2%, of their aggregate revenues. Higher variable SG&A and W&D of $2,205,000 was incurred as a result of the stronger revenues. The increase included costs related to a new grocery distribution centre in western Canada and higher freight and storage costs associated with larger volumes. The remaining SG&A variance of $104,000 is related to higher corporate cost allocations.

The increase in segment operating income of 64.1%, or $1,228,000, to $3,145,000 reflects the noted increase in adjusted gross margins of $4,036,000 offset by increased costs related to W&D and SG&A of $2,569,000 and reduced foreign exchange gains of $239,000.

The strength of the Canadian dollar in the second quarter of 2008 compared to the second quarter of 2007 contributed to the growth in revenues and operating income once converted to U.S. dollars.

The SunOpta Distribution Group continues to focus on growing its customer base and maximizing warehouse utilization in its facilities, the expansion of exclusive brands and introduction of new brands through all distribution channels, the reduction of spoilage and achieving other operating efficiencies through continuous improvement.

SUNOPTA INC.	32	June 30, 2008 10-Q

Opta Minerals Inc.

For the three month period ended

	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue	25,248,000	18,394,000	6,854,000	37.3%
Gross Margin	6,598,000	4,435,000	2,163,000	48.8%
Gross Margin	26.1%	24.1%		2.0%
Segment Operating Income[1]	3,351,000	2,061,000	1,290,000	62.6%
Segment Margin %	13.3%	11.2%		2.1%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Opta Minerals contributed $25,248,000, or 8.6%, of the total Company consolidated revenues in the second quarter of 2008, versus $18,394,000, or 8.9%, in the same period of 2007. Revenues increased by $2,464,000 due to the acquisition of Newco in July 2007 and a new production facility in Laval Quebec. Revenues increased by $2,960,000 due to higher magnesium prices and sales to new customers in the Magtech and Bimac operations. The remaining net increase of $1,430,000 in revenues is a result of favourable mill and foundry sales and favourable volumes in Canadian abrasive products, offset by lowered demand from the U.S. abrasive operations.

Gross margins were $6,598,000 in the three months ended June 30, 2008, or 26.1% of revenue, versus $4,435,000 in the three months ended March 31, 2007, or 24.1% of revenue. The increase in the margin rate was mainly due to the acquisition of Newco. Overall gross margins increased $1,388,000. A net increase of $775,000 was attributable to higher revenues in the Canadian abrasive, mill and foundry operations, offset by the weakness in the U.S. abrasive operations.

The increase in operating income of $1,290,000 to $3,351,000 reflects the noted increase in gross margins of $2,163,000 and a net increase related to SG&A and foreign exchange losses of $1,290,000. Included in the increased SG&A and intangible amortization are costs attributed to the acquisitions of Newco and the production facility in Laval totalling $248,000. The remaining increase of $491,000 in SG&A costs is primarily attributable to incremental audit, tax, consulting, regulatory fees and employee costs and an appreciation in the Canadian dollar. The remaining difference is due to a foreign exchange loss of $134,000 driven by a Slovak Koruna denominated promissory note owed by Opta Minerals to the former owners of Newco.

Opta Minerals continues to develop and introduce new products into the marketplace. In addition, it has continued with strategic acquisitions as evidenced by its acquisition of MCP Mg-Serbien SAS ("MCP"). MCP operates out of Romans sur Isere, France and offers diverse ground magnesium products similar to those offered from existing operation in North America. In 2008, Opta Minerals has introduced a staurolite-based abrasive into the North American market as well as other new products. SunOpta owns 66.6% of Opta Minerals and segment operating income is presented prior to minority interest expense.

SunOpta BioProcess and Corporate Groups

For the three month period ended

	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue	471,000	319,000	152,000	47.6%
Gross Margin	(27,000)	(408,000)	381,000	(93.4%)
Gross Margin	15.5%	(127.9%)		143.4%
Segment Operating Loss[1]	(6,911,000)	(2,571,000)	(4,340,000)	168.8%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Revenues were $471,000 for the three months ended June 30, 2008 versus $319,000 in same period in 2007. Revenues in the quarter were derived from research and development services as well as equipment sales. Revenues in the first quarter of 2007 were derived from the percentage of completion on a steam explosion equipment supply contract with a key customer.

Gross margin losses in SunOpta BioProcess were $27,000 in the three months ended June 30, 2008 versus margin losses of $408,000 in the same period in the prior year. Gross margin losses in the quarter were driven by costs related to the completion of a project currently in the start-up phase of $130,000. The margin losses realized last year reflect the loss on a project within the BioProcess Group attributable to the percentage of completion on an equipment supply contract.

SUNOPTA INC.	33	June 30, 2008 10-Q

Operating income in the SunOpta BioProcess and Corporate Groups decreased by $4,340,000 in the second quarter of 2008 compared to the second quarter of 2007. Increases in SG&A expenses of $6,697,000 were partially offset by increased gross margins of $381,000 noted above and by a foreign exchange gain of $1,066,000. The increase in SG&A costs is the result of increased professional fees of $4,304,000 as a result of the 2007 financial restatement and investigation processes. Also contributing to the increase in SG&A is approximately $2,048,000 in accruals related to the transitioning of certain members of senior management. The remaining $345,000 increase in SG&A is due to additional personnel hired within SunOpta BioProcess and Corporate, higher legal costs related to the disputed contract in Spain and all other general increases. Offsetting these increases were additional management fees of $910,000 allocated to the Food Group.

Segment operating losses of $6,911,000 increased by $4,340,000 from the same quarter in the previous year. The incremental loss was due primarily to the factors noted above in SG&A expenses offset by reduced gross margin losses and an increase in foreign exchange gains of $1,066,000. The foreign exchange gain is primarily due to favourable movements of currency from Canadian to U.S. dollars with the use of forward contracts. During the quarter, the Company entered into a number of Canadian dollar and Euro forward contracts that, due to the volatility of exchange rates in these currencies, were closed prior to reaching their maturity. Gains of this magnitude are not expected to be recurring.

SunOpta BioProcess continues to focus on business development and the commercialization of cellulosic ethanol. Interest in cellulosic ethanol continues to increase as many countries become more responsive to environmental concerns and desire to reduce their dependence on crude oil. As oil prices continue to increase, as well as costs of starch based feed stocks, the demand for alternatives is expected to continue to grow.

Operations for the Six Months ended June 30, 2008 Compared With the Six Months Ended June 30, 2007

Consolidated

	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	475,168,000	353,987,000	121,181,000	34.7%
Opta Minerals	46,618,000	34,857,000	11,761,000	33.7%
SunOpta BioProcess	603,000	1,034,000	(431,000)	(41.7%)
Total Revenue	522,389,000	389,878,000	132,511,000	34.4%

Operating Income[1]
SunOpta Food Group	15,279,000	11,100,000	4,179,000	37.6%
Opta Minerals	5,355,000	3,508,000	1,847,000	52.7%
SunOpta BioProcess & Corporate	(9,745,000)	(3,977,000)	(5,768,000)	145.0%
Total Operating Income	10,889,000	10,631,000	258,000	2.4%

Other Expense, net	-	406,000	406,000	(120.0%)
Interest Expense	6,501,000	3,729,000	2,772,000	42.9%
Income Tax Provision	1,122,000	1,513,000	(391,000)	(18.7%)
Minority Interest	1,061,000	524,000	537,000	92.6%
Net earnings	2,205,000	4,459,000	(2,254,000)	(50.5%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Revenues in the six months ended June 30, 2008 increased by 34.4% to $522,389,000 based on internal growth of 20.8% and acquisition revenues of $42,447,000. Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year in addition to the impact of foreign exchange movements and the effects on translations to U.S. dollars. Revenue growth continues to be led by internal growth of 21.1% in the SunOpta Food Group, driven primarily by strong internal growth in SunOpta Grains and Foods and SunOpta Distribution Group.

SUNOPTA INC.	34	June 30, 2008 10-Q

Operating income increased by $258,000, representing an increase of 2.4% over the six months ended June 30, 2007. Included in the results of the SunOpta BioProcess and Corporate Group is higher corporate professional fees and severance costs related to the transitioning of members of the senior management of approximately $7,720,000. The professional fees were primarily related to the restatement of prior quarters and investigation into the Berry Operations. Note that segmented operating income reflects an increase in allocated costs from Corporate to the SunOpta Food Group of $1,789,000 for increased information technology services as well as back office functions provided to divisions using the Oracle platform. Further details on revenue and operating income are provided below by operating group.

Compared to the 2007 period interest expense increased by 42.9% to $6,501,000 for the six months ended June 30, 2008 due to increased long-term debt and operating lines net of cash on hand. The increase in debt is primarily related to acquisitions completed over the past twelve months and an increase in working capital to fund internal growth.

Other expense for the six months ended June 30, 2007 of $406,000 includes certain corporate restructuring costs related to the SunOpta Distribution Group.

The income tax rate for the first six months of 2007 is approximately 25.6% as compared to 23.3% in the first six months of 2007.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform to current year presentation and segmented reporting.)

SunOpta Food Group:

	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue
SunOpta Grains & Foods	159,042,000	118,182,000	40,860,000	34.6%
SunOpta Ingredients	33,774,000	34,187,000	(413,000)	(1.2%)
SunOpta Fruit	143,929,000	94,803,000	49,126,000	51.8%
SunOpta Distribution	138,423,000	106,815,000	31,608,000	29.6%
Food Group Revenue	475,168,000	353,987,000	121,181.000	34.2%

Operating Income[1]
SunOpta Grains & Foods	11,094,000	7,990,000	3,104,000	38.8%
SunOpta Ingredients	1,604,000	2,188,000	(584,000)	(26.7%)
SunOpta Fruit	(4,089,000)	(3,836,000)	(253,000)	6.6%
SunOpta Distribution	6,670,000	4,758,000	1,912,000	40.2%
Food Group Segment Operating Income	15,279,000	11,100,000	4,179,000	37.6%
SunOpta Food Group Segment Margin %	3.2%	3.1%		0.1%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Food Group contributed $475,168,000, or 91.0% of total Company consolidated revenues, in the six months ended June 30, 2008 versus $353,987,000 in the same period in 2007. The revenue increase of 34.2% in the SunOpta Food Group reflects very strong sales growth from the SunOpta Fruit Group mainly due to the acquisition of TOC, in addition to higher volumes of healthy fruit snacks from the new bar forming equipment. Revenue growth within the SunOpta Distribution Group was due to improved sales in grocery and natural health products. Continued strength in soybean, corn, sunflower and soymilk revenues in the SunOpta Grains and Foods Group also contributed to higher Food Group sales. This was offset by lower revenues in the SunOpta Ingredients group due to the weakness in the dairy blending operations.

SUNOPTA INC.	35	June 30, 2008 10-Q

Segment operating income in the SunOpta Food Group increased by 37.6% to $15,279,000 compared to the same six month period in 2008. The increase in segment operating income is mainly due to strong grains and grains-based ingredients in the SunOpta Grains and Foods Group, as well as continued strength in the SunOpta Distribution Group due to improved grocery and natural health products. The Fruit Group realized decreased operating income of $253,000 based on the impact of the acquisition of TOC, offset by increased operating losses in the Berry Operations. Reduced operating income of $584,000 in the Ingredients Group due to higher supply costs beyond what was passed through in pricing, in addition to plant inefficiencies related to the flooding in the mid-western United States, also reduced operating income. The Food Group's results include the impact of higher corporate cost allocations of $1,789,000.

Effective January 1, 2008, two divisions previously reported within the SunOpta Ingredients Group were transferred, one to the SunOpta Grains and Foods Group and the other to the SunOpta Distribution Group. The impact of these transfers on the six month period ending June 30, 2008 from the previously disclosed comparatives is reflected above and is as follows:

	SunOpta	SunOpta	SunOpta
	Grains and	Ingredients	Distribution	SunOpta Food
	Foods Group	Group	Group	Group
	$	$	$	$

Revenue	973,000	(2,286,000)	1,313,000	-
Gross Margin	587,000	(886,000)	299,000	-
Segment Operating Income [1]	587,000	(803,000)	216,000	-

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

SunOpta Grains & Foods Group

For the six month period ended

	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue	159,042,000	118,182,000	40,860,000	34.6%
Gross Margin	18,969,000	14,854,000	4,115,000	27.7%
Gross Margin	11.9%	12.6%		(0.7%)
Segment Operating Income[1]	11,094,000	7,990,000	3,104,000	38.8%
Segment Margin	7.0%	6.8%		0.2%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Grains and Foods Group contributed $159,042,000 in revenues in the first six months of 2008, an increase of $40,860,000, or 34.6%, increase over the same quarter in the previous year. This increase was attributed entirely to internal growth which is partially driven by commodity price increases. The group realized significant revenue increases of $30,520,000 due to higher demand and commodity prices for organic corn, organic soy, IP soy and food ingredients. Revenues were also favorably impacted by a $5,705,000 increase in soymilk based product sales due to the continued growth in volumes from existing contracts. Sunflower products sales contributed $4,372,000 of the increased revenue due to higher pricing and demand. The remaining revenue increase of $263,000 is related to higher volumes of roasted grain products.

Gross margin in the Grains and Foods Group increased by $4,115,000 in the six months ended June 30, 2008 to $18,969,000 or 11.9% of revenue, compared to 12.6% of revenue in the first half of 2007. Higher sales volumes and commodity prices have improved margins in corn, soybean and food ingredient products by $3,546,000. Sunflower product margins have increased $1,619,000 due to improved volumes and pricing. These were offset by lower net margin realized on soymilk and roasted grain products of $1,050,000 due to the increased costs of raw material inputs and plant inefficiencies related to its plant expansions and commissioning costs.

SG&A in the first half of the year increased to $7,866,000 from $6,856,000 in the prior year period. The increase is attributed to higher corporate cost allocations of $696,000, and an increase of $314,000 mainly due to additional headcount and related costs. Segment operating income increased by $3,104,000 or 38.8% reflecting higher gross margins, offset by the increases in SG&A noted above. The remaining unfavourable variance of $1,000 is due to foreign exchange.

SUNOPTA INC.	36	June 30, 2008 10-Q

SunOpta Ingredients Group

For the six month period ended

	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue	33,774,000	34,187,000	(413,000)	(1.2%)
Gross Margin	5,406,000	6,422,000	(1,016,000)	(15.8%)
Gross Margin	16.0%	18.8%		(2.8%)
Segment Operating Income[1]	1,604,000	2,188,000	(584,000)	(26.7%)
Segment Margin	4.7%	6.4%		(1.7%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Ingredients Group contributed revenues of $33,774,000 in the first half of 2008 as compared to $34,187,000 in 2007, a 1.2% decrease. The decrease is attributable to lower dairy blending revenues of $2,500,000 mainly due to lower commodity prices, and lower volumes of contract ingredient blending of $751,000. These were offset by higher sales of oat and soy fiber products of $2,838,000

In the first six months of 2008, gross margin in the Ingredients Group decreased by $1,016,000 and the margin rate decreased by 2.8% to 16.0% of revenue compared to the 2007 period. The decrease in margin is attributable to the decreased volumes and market conditions in dairy blending products of $584,000. Reduced volumes and prices in contract ingredient blending operations affected margins by $234,000. Despite higher sales in oat and soy fiber operations, higher supply costs in addition to the negative impact of the mid-west flood on plant efficiencies, reduced margins by $198,000.

SG&A expense in the first six months of 2008 was $3,802,000 which was $433,000 less than the $4,235,000 expense in the prior year. The decrease is primarily due to the reduced compensation costs and general cost saving initiatives of $285,000. In addition, corporate cost allocations decreased by $148,000.

The decrease in segment operating income of $584,000 to $1,604,000 reflects the variances noted above in addition to reduced foreign exchange gain of $1,000.

SunOpta Fruit Group

For the six month period ended

	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue	143,929,000	94,803,000	49,126,000	51.8%
Gross Margin	11,768,000	6,861,000	4,907,000	71.5%
Gross Margin	8.2%	7.2%		0.9%
Segment Operating Income[1]	(4,089,000)	(3,836,000)	(253,000)	6.6%
Segment Margin	(2.8%)	(4.0%)		(1.2%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Fruit Group contributed revenues of $143,929,000 in the first half of 2008 as compared to $94,803,000 in 2007, a 51.8% or $49,126,000 increase. Internal growth within the group was 9.4% in the first half of 2008. The acquisition of TOC on April 2, 2008 provided $37,203,000 in additional revenues. The acquisition of the Mexican operations in May 2007 provided $6,312,000 in incremental revenues. Additional customers and the commissioning of the new bar forming equipment increased revenues by $6,665,000 in healthy fruit snacks operations. Global sourcing and brokerage revenues realized increased revenues of $94,000. These were offset by reduced net revenues in the California Berry Operations of $1,148,000 mainly due to lower industrial and private label sales of organic fruit and fruit purees.

SUNOPTA INC.	37	June 30, 2008 10-Q

Gross margins in the Fruit Group increased by $4,907,000 in the six months ended June 30, 2008 to $11,768,000, or 8.2% of revenue, as compared to 7.2% of revenue in 2007. An increase of $4,673,000 is related to the acquisitions of TOC and the Mexican Operations. The California Berry Operations contributed $269,000 in higher margins due to price increases which were offset by higher production, storage and operating costs as lower margin inventory was sold. Price increases helped improve margins at global sourcing and brokerage operations by $113,000. These were offset by lower margins of $148,000 related to the healthy fruit snack operations due to plant inefficiencies related to the new bar forming equipment in the second quarter of 2008.

SG&A costs increased $5,266,000 to $15,732,000 as compared to the same period in the prior year. The increases were attributed to additional SG&A due to the acquisitions of TOC and the Mexican operations of $3,532,000. Higher compensation costs related to increased headcount for quality assurance and finance resources, in addition to severance, increased SG&A by $1,654,000.These increases were reduced by $953,000 due to decreased bad debt expense and various cost saving initiatives. The remaining SG&A variance relates to increased corporate management fees of $1,033,000.

Segment operating losses in the SunOpta Fruit Group decreased by $253,000 to a loss of $4,089,000 in the six months ended June 30, 2008 as compared to operating losses of $3,836,000 in the first half of 2007. In addition to the margin and SG&A variances noted above, the group realized an increased foreign exchange gain of $106,000 in the quarter. In summary, operating income of the Berry Operations increased by $175,000 from last year due to higher margins offset by higher SG&A in the first half related to the ongoing turnaround efforts.

SunOpta Distribution Group

For the six month period ended

	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue	138,423,000	106,815,000	31,608,000	29.6%
Gross Margin	37,832,000	29,872,000	7,960,000	26.6%
Gross Margin	27.3%	28.0%		(0.6%)
Segment Operating Income[1]	6,670,000	4,758,000	1,912,000	40.2%
Segment Margin	4.8%	4.5%		0.4%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Distribution Group contributed revenues of $138,423,000 in the first half of 2008, an increase of $31,608,000, or 29.6%, over the prior year. Internal growth within the group including internal growth on acquired companies was 27.7%. The Neo-Nutritionals Inc. acquisition resulted in increases of $1,727,000 over the same period of the prior year. In addition, revenues were favourably impacted by an increase in natural and organic grocery sales of $17,648,000 due to additional product lines, general growth and new listings at a major retailer. The natural health products sector of the group recorded $9,244,000 in improved revenues due to the continued strength from new listings, new product lines and increased capabilities in western Canada. The produce business increased $2,989,000 due to the continued growth in the western region.

Gross margin in the Distribution Group increased by $7,960,000 in the six months ended June 30, 2008 to $37,832,000, or 27.3% of revenues. As a percentage of revenues, gross margin decreased by 0.6% due to the second quarter product mix in our natural health operations and competition in the western produce business. The acquisition of Neo-Nutritionals Inc contributed $673,000 of higher gross margins. Higher gross margins were also realized from stronger revenues in the natural and organic groceries segment of $4,470,000. Strong sales in our natural health operations contributed to higher margins of $2,483,000. The remaining margin growth of $334,000 is related to growth in our produce operations. Margins include approximately $1,000,000 in customer discounts that, in 2008, were reclassified to cost of goods sold. In 2007 these same expenses were included in selling, general and administration costs. Had the customer discounts been excluded from gross margins, the margin rate would have been 28.1%.

SUNOPTA INC.	38	June 30, 2008 10-Q

Combined SG&A and W&D costs increased by $5,570,000 to $31,063,000 compared to the same period in the previous year. As a percentage of revenues, SG&A and W&D have decreased to 22.4% of revenues versus 23.9% in the comparative period due to efficiencies in the new western and expanded Toronto warehouses. The December 2007 acquisition of Neo-Nutritionals added SG&A and W&D of $480,000 in the first half of 2008, or 27.8% of their revenue. Higher variable SG&A and W&D of $4,882,000 was incurred as a result of the stronger revenues. The increase included costs related to a new grocery distribution centre in western Canada and the expanded warehouse in Toronto, in addition to higher freight and storage costs associated with larger volumes. The remaining SG&A variance of $208,000 is related to higher corporate cost allocations.

The increase in segment operating income of 40.2%, or $1,912,000, to $6,670,000 reflects the noted increase in adjusted gross margins of $7,960,000 offset by increased costs related to W&D and SG&A of $5,570,000 and a negative foreign exchange variance of $478,000.

Opta Minerals Inc.

For the six month period ended

	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue	46,618,000	34,857,000	11,761,000	33.7%
Gross Margin	12,153,000	8,501,000	3,652,000	43.0%
Gross Margin	26.1%	24.4%		1.7%
Segment Operating Income[1]	5,355,000	3,508,000	1,847,000	52.7%
Segment Margin	11.5%	10.1%		1.4%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Opta Minerals contributed $46,618,000, or 8.9% of the total Company consolidated revenues, in the first half of 2008, versus $34,857,000, or 8.9%, in 2007. Opta Minerals revenues increased by $4,963,000 due to the acquisition of Newco in July of 2007 and a new production facility in Laval, Quebec. In addition to these expansion initiatives, net revenues increased by $4,419,000 due to higher magnesium prices and new customers. The remaining net increase of $2,379,000 in revenues was a result of favourable mill and foundry sales and favourable volumes in Canadian abrasive products, offset by lowered demand from the U.S. abrasive operations due to weakness in the U.S. markets.

Gross margins were $12,153,000 in the six months ended June 30, 2008, or 26.1% of revenue, versus $8,501,000 in the same period of 2007, or 24.4% of revenues. The increase in the margin rate was mainly due to the acquisition of Newco. Overall gross margins increased $2,730,000 as a result of the Newco acquisition. Higher prices and new customers related to magnesium operations contributed $825,000 in improved margins. A net increase of $97,000 was attributable to higher revenues in the Canadian abrasive, mill and foundry operations, offset by the weakness in the U.S. abrasive operations.

The increase in operating income of $1,847,000, to $5,355,000, reflects the noted increase in gross margins of $3,652,000 and a net increase related to SG&A and foreign exchange losses totaling $1,805,000. Included in the increased SG&A and intangible amortization are costs attributed to the acquisitions of Newco and the production facility in Laval totaling $43,500. The remaining increase of $1,110,000 in SG&A costs was primarily attributable incremental audit, tax, consulting, regulatory fees and employee costs. The remaining difference is due to an increased foreign exchange loss of $260,000 driven by a Slovak Koruna denominated promissory note owed by Opta Minerals to the former owners of Newco.

SUNOPTA INC.	39	June 30, 2008 10-Q

SunOpta BioProcess and Corporate

For the six month period ended

	June 30, 2008	June 30, 2007	Change	Change
	$	$	$	%
Revenue	603,000	1,034,000	(431,000)	(41.1%)
Gross Margin	(59,000)	(239,000)	180,000	(75.3%)
Gross Margin	6.8%	(23.1%)		29.9%
Segment Operating Loss[1]	(9,745,000)	(3,977,000)	(5,768,000)	145.0%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Revenues were $603,000 for the first half of 2008 versus $1,034,000 in same period in 2007. Revenues in the first half were derived from equipment sales and research and development projects. Revenues in the first half of 2007 were derived from equipment supply contracts for the production of cellulosic ethanol.

Gross margin losses in SunOpta BioProcess were $59,000 in the six months ended June 30, 2007 versus a loss of $239,000 in the comparable period of the previous year. In the second quarter of 2007 the gross profit estimate for a specific in-process project was deemed to be nil, causing a $466,000 reserve to be taken against costs to complete the project, offset by margins on existing projects. The negative gross margin in 2008 reflects costs to support ongoing projects.

SG&A expenses were $11,070,000 for the first six months of 2008 as compared to $3,946,000 for the same period in 2007. An increase of $6,060,000 in professional fees and related costs was related to the 2007 financial restatement and investigation processes and the ongoing legal costs regarding the collectability of a receivable related to a cellulosic ethanol demonstration facility located in Spain. Also contributing to the increase in SG&A was approximately $2,048,000 in accruals related to the transitioning of certain members of senior management. These costs were offset by increases related to additional management fee allocations of $1,789,000. The remaining unfavourable operating income variance of $805,000 includes increases to compensation, professional fees and other SG&A costs.

Segment operating losses of $9,745,000 increased by $5,768,000 from the same quarter in the previous year. The incremental loss was due primarily to the factors noted above in gross margin and selling, general and administrative expenses offset by foreign exchange gains of $1,176,000.

Liquidity and Capital Resources (at June 30, 2008)

The Company obtains its short-term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At June 30, 2008, the Company has aggregate availability under its lines of credit of approximately $38,392,000 (2007 – $10,300,000). Revolving acquisition lines are also available to the Company and Opta Minerals with maximum draws of up to $2,450,000 (2007 - $1,500,000) and $7,139,000 (2007 - $2.262,000), respectively.

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

  Cash flows generated from exercise of stock options currently in-the-money and the employee stock purchase plan.

  Additional long term financing based on securitization of existing assets.

  Sale of non-core divisions

In order to finance significant acquisitions, the Company may need additional sources of cash which could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture. The Company intends to maintain a target long term debt to equity ratio of approximately 0.60 to 1.00 versus the current position of 0.45 to 1.00.

SUNOPTA INC.	40	June 30, 2008 10-Q

The Company anticipates being able to obtain long term financing in view of its current financial position and past experience in the capital markets.

Cash Flows from Operating Activities

Net cash and cash equivalents decreased ($21,179,000) during first six months of 2008 to $9,123,000 as compared to an increase of $28,276,000 in the first six months of 2007 due mainly to $20,000,000 being transferred to short-term investments.

Cash flows provided by operations for the first six months of 2008 before working capital changes was $14,239,000 as compared to $11,159,000 in the first six months of 2007, which is an increase of $3,080,000 or 27.6%. The increase was due primarily to higher levels of non-cash amortization of intangible assets and property, plant and equipment, larger non-cash changes in deferred taxes and increased minority interest on less than wholly-owned subsidiaries, partially offset by lower operating results in the six months ended June 30, 2008.

Cash used by operations after working capital charges was a use of $10,968,000 for the six months ended June 30, 2008 as compared to a use of $38,372,000 for the six months ended June 30, 2007. This represents a use of funds for non-cash working capital of $25,207,000 in the first six months of 2008 as compared to $49,531,000 in the same period in 2007. This decrease in cash utilized for working capital purposes is the result of an increase in accounts payable and accrued liabilities in the six months ended June 30, 2008 of $22,843,000 compared to an increase of $3,068,000 in the same period in 2007. Also impacting the decrease in non-cash working capital, to a lesser extent, was a decrease in prepaid expenses and other current assets of $1,538,000 (2007 - $682,000) and a decrease in income taxes recoverable of $1,783,000 (2007 - $1,829,000). Offsetting these inflows were usages of cash due to an increase in inventories of $25,894,000 (2007 - $33,043,000), an increase in accounts receivable of $24,793,000 (2007 - $21,680,000) and decreases in customer and other deposits of $684,000 (2007 - $387,000).

Cash Flows from Investing Activities

Cash used in investing activities of $29,594,000 in the first six months of 2008 (2007 – $28,079,000), reflects $20,000,000 of cash invested in a short-term investment at BioProcess, $4,111,000 used in the business acquisition of TOC net of cash acquired, cash used to purchase property, plant and equipment of $5,530,000 (2007 –$12,481,000) and the acquisition of patents, trademarks, licenses and other assets of $122,000 (2007 - $887,000). In the first six months of 2007, the Company used $13,380,000 to complete business acquisitions as well as $1,331,000 to secure the supply of organic fruits and sunflower oil through strategic agreements with suppliers.

Cash Flows from Financing Activities

Cash provided by financing activities was $19,408,000 in the first six months of 2008 compared to $95,211,000 in 2007. The cash provided in 2008 is the result of an increased borrowings on line of credit facilities of $16,981,000 (2007 – $21,734,000), net long-term debt borrowings of $2,822,000 (2007 – net repayment of $6,004,000), and payment of deferred purchase consideration of $755,000 (2007 - $1,089,000). In the first six months of 2007, the Company raised net proceeds of $52,616,000 as a result of an equity offering as well as $27,954,000 from the issuance of preference shares by a subsidiary.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the Company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at June 30, 2008 all of SunOpta's excess funds were held in cash and cash equivalents with a maturity less than 90 days.

SUNOPTA INC.	41	June 30, 2008 10-Q

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at June 30, 2008, the weighted average interest rate of the fixed rate term debt was 7.1% (December 31, 2007 – 6.0%) and $86,470,000 (December 31, 2007 - $77,324,000) of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $29,989,000 (December 31, 2007 - $21,390,000) at an interest rate of 5.5% (December 31, 2007 – 6.5%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company's after tax earnings would increase (decrease) by approximately $183,000 (2007 – $142,000).

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the United States dollar is also the Company's reporting currency. The functional currency of all operations, located in Canada, is the Canadian dollar. The functional currency of all operations, located in Europe is the Euro. For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as Foreign Exchange gain (loss) in the Consolidated Statement of Earnings while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in the Currency Translation Adjustment account within Shareholders' Equity. The functional currency of the Corporate head office is the U.S. dollar. Transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within Foreign Exchange gains (losses) on the Consolidated Statement of Earnings.

The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian and European subsidiaries are translated into U.S. dollars on consolidation. The Canadian dollar depreciated against the U.S. dollar in the first six months of 2008 moving from Cdn $0.9913 at December 31, 2007 to Cdn $1.0197 at June 30, 2008 for each U.S. dollar. The Euro appreciated against the U.S. dollar in the first six months of 2008 moving from 1.4602 at December 31, 2007 to 1.5731 at June 30, 2008. During the first six months of 2008, the Company had an increase of $11,500,000 in net Canadian assets and an increase of $9,969,000 in net Euro based assets since the acquisition of TOC on April 2, 2008. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar or Euro with all other variables held constant would result in an increase (decrease) in the fair value of the Company's net assets by $9,960,000 for a Canadian dollar exchange movement and $997,000 for a Euro exchange movement (2007 - $8,330,000 and $nil respectively).

U.S. based Food Group operations have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. The Canadian based subsidiaries have significant transaction exposure as their sales are predominantly in Canadian dollars while a substantial portion of their purchases are in U.S dollars. The European operations are also exposed to various currencies as they purchase product from a wide variety on countries in several currencies and primarily sell into the European market.

The Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at June 30, 2008 resulting in a loss of $241,000 (2007 - $nil); which is included in foreign exchange on the consolidated statement of earnings. In 2008, the Company began taking a more active role in an attempt to reduce its exposure to foreign currency exchange rates by entering into forward foreign exchange contracts. The contracts entered into are primarily Canadian dollars and U.S. dollars and U.S. dollars and Euros. The net effect of all exchange based transactions including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions including the translation gains and losses related to the Company's Corporate net monetary assets are recorded in foreign exchange on the Company's Consolidated Statement of Earnings. For the six months ended June 30, 2008 the Company recorded a net gain of $991,000 (2007 – $449,000)

Commodity risk

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

SUNOPTA INC.	42	June 30, 2008 10-Q

The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At June 30, 2008 the Company owned 515,058 (2007 – 518,785) bushels of corn with a weighted average price of $6.87 (2007 - $3.38) and 669,074 (2007 – 588,295) bushels of soy beans with a weighted average price of $14.07 (2007 - $8.10). The Company has at June 30, 2008 net long/(short) positions on soy beans of 2,082 (2007 – (2,940)) and a net long/(short) position on corn of 60,888 (2007 – 85,165) bushels. An increase/decrease in commodity prices of either soy or corn of 10% would not be material to the Company. There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, the Bio Process Group or related to Corporate office activities.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that, due to the existence of material weaknesses, our disclosure controls and procedures were not effective as of June 30, 2008. Refer to "Management's Report on Internal Control over Financial Reporting" as contained in Item 9A. Controls and Procedures in the Company's Form 10-K the fiscal year ended December 31, 2007 for a description of the material weaknesses that have been identified.

Changes in Internal Control Over Financial Reporting

SunOpta's management, with the participation of SunOpta's Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in SunOpta's internal control over financial reporting occurred during the second quarter of fiscal 2008. Based on that evaluation, management concluded that, aside from the remediation efforts described in Item 9A. Controls and Procedures in the Company's Form 10-K for the fiscal year ended December 31, 2007, there were no changes in SunOpta's internal control over financial reporting during the second quarter of fiscal 2008.

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

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

The Company received Staff Determination notices on April 2, 2008 and May 20, 2008 from The Nasdaq Stock Market ("Nasdaq") stating that the Company was not in compliance with the Nasdaq Marketplace Rules as a result of the delay in the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, and that as a result the Company's securities could be delisted. The Company appealed the determination to delist the Company's securities, and a Listing Qualifications Panel of Nasdaq notified the Company that it would continue to list the Company's securities if (1) the Company reported to the Panel the findings of the Audit Committee investigation by July 20, 2008, and (2) the Company filed delinquent reports by July 31, 2008. The Company has reported the Audit Committee's findings to the Panel, has filed its delinquent annual report on Form 10-K, and as a result of this filing, has filed its delinquent quarterly report on Form 10-Q.

SUNOPTA INC.	43	June 30, 2008 10-Q

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

One of the Company's subsidiaries, SunRich LLC previously filed a claim in the U.S. District Court for the District of Oregon against a supplier for failure to adhere to the terms of a contract. On July 29, 2004, Sunrich was awarded the trial judgment, and in the fall of 2006, the decision of the appellate court confirmed the judgment in Sunrich's favour. In December 2006, the Company collected approximately $2,014,000 in satisfaction of the trial judgment. The Company has also filed an application for the recovery of certain legal fees which is still outstanding with the Court.

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

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, under the heading "Risk Factors" in Item 1A of that report. There were no material changes in these risks during the quarter ended June 30, 2007.

Item 2. Unregistered Sales of Equity, Securities and Use of Proceeds – None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information

(a) None

SUNOPTA INC.	44	June 30, 2008 10-Q

Item 6. Exhibits

(a)	Exhibits -

	31.1	Certification by Steven Bromley, President and Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

	31.2	Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

	32	Certifications by Steven Bromley, President and Chief Executive Officer and John Dietrich, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350. **
________________________
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

Date: August 9, 2008	/s/ John Dietrich
by John Dietrich
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	45	June 30, 2008 10-Q