Form 10-Q
period 2008-09-30
SunOpta Inc.
filed 2008-11-07
CIK 351834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐                    No  ☒

At October 31, 2008 registrant had 64,332,437 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $259,725,601. The Company's common shares are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

SUNOPTA INC.	1	September 30, 2008 10-Q

SUNOPTA INC.

FORM 10-Q

For the quarter ended September 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2008 and 2007.

Condensed Consolidated Balance Sheets as at September 30, 2008 and December 31, 2007.

Condensed Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2008 and 2007.

Condensed Consolidated Statements of Cash Flow for the three and nine months ended September 30, 2008 and 2007.

Notes to Condensed Consolidated Financial Statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Item 4.    Disclosure Controls and Procedures

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits

All financial information is expressed in United States Dollars.  The closing rate of exchange on October 31, 2008 was CDN $1 = U.S. $0.8220

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

Whether actual results and developments will agree with expectations and predictions of the Company is subject to many risks and uncertainties including, but not limited to, general economic, business, weather or market risk conditions; the Company's ability to address inventory issues in its berry operations; the achievement of business forecasts; the outcome of any pending litigation; competitive actions by other companies; changes in laws or regulations or policies of local governments, provinces and states as well as the governments of the United States and Canada, many of which are beyond the control of the Company.  Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized.  Please refer to the Company's most recent Annual Report on Form 10-K for a discussion of the risks facing the Company and its operations.

SUNOPTA INC.	2	September 30, 2008 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Condensed Consolidated Financial Statements

SunOpta Inc.

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

SUNOPTA INC.	3	September 30, 2008 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Earnings and Comprehensive Income

For the three months ended September 30, 2008 and 2007

Unaudited

(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

September 30,	September 30,
2008 $	2007 $

Revenues	287,747	203,778

Cost of goods sold	246,439	169,867

Gross profit	41,308	33,911

Warehousing and distribution expenses	5,288	5,198
Selling, general and administrative expenses (note 15)	29,445	22,301
Intangible asset amortization	1,486	1,017
Other expense, net	-	373
Foreign exchange (note 10)	(4,345)	(367)

Earnings before the following	9,434	5,389

Dilution gain (note 17)	-	693
Interest expense, net	(3,983)	(2,350)

Earnings before income taxes	5,451	3,732

Provision for income taxes	1,043	250

Earnings before minority interest	4,408	3,482

Minority interest	504	440

Earnings for the period	3,904	3,042

Other comprehensive (loss) income for the period	(7,992)	4,630

Comprehensive (loss) income for the period	(4,088)	7,672

Earnings per share for the period (note 5)

– Basic	0.06	0.05

– Diluted	0.06	0.05

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	4	September 30, 2008 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Earnings and Comprehensive Income

For the nine months ended September 30, 2008 and 2007

Unaudited

(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

September 30,	September 30,
2008 $	2007 $

Revenues	810,136	592,656

Cost of goods sold	682,759	493,474

Gross profit	127,377	99,182

Warehousing and distribution expenses	16,182	15,105
Selling, general and administrative expenses (note 15)	91,956	65,488
Intangible asset amortization	4,252	3,012
Other expense, net	-	779
Foreign exchange (note 10)	(5,336)	(816)

Earnings before the following	20,323	15,614

Dilution gain (note 17)	-	693
Interest expense, net	(10,484)	(6,079)

Earnings before income taxes	9,839	10,228

Provision for income taxes	2,165	1,763

Earnings before minority interest	7,674	8,465

Minority interest	1,565	964

Earnings for the period	6,109	7,501

Other comprehensive (loss) income for the period	(7,521)	10,841

Comprehensive (loss) income for the period	(1,412)	18,342

Earnings per share for the period (note 5)

– Basic	0.10	0.12

– Diluted	0.09	0.12

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	5	September 30, 2008 10-Q

SunOpta Inc. Condensed Consolidated Balance Sheets As at September 30, 2008 and December 31, 2007 Unaudited (Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

	September 30,	December 31,
	2008 $	2007 $

Assets

Current assets
Cash and cash equivalents (note 13)	9,116	30,302
Short-term investments (note 14)	20,000	-
Accounts receivable	122,249	87,729
Inventories (note 3)	206,321	182,729
Prepaid expenses and other current assets	14,637	10,201
Current income taxes recoverable	258	1,491
Deferred income taxes	1,756	1,749
	374,337	314,201

Property, plant and equipment	113,721	116,389
Goodwill	65,759	55,503
Intangible assets	64,983	62,076
Deferred income taxes	14,340	14,110
Other assets	1,622	2,261

	634,762	564,540
Liabilities

Current liabilities
Bank indebtedness (note 6)	90,042	58,806
Accounts payable and accrued liabilities	111,647	93,462
Customer and other deposits	1,166	1,300
Current portion of long-term debt (note 7)	11,983	13,119
Current portion of long-term liabilities	552	1,304
	215,390	167,991

Long-term debt (note 7)	102,177	85,595
Long-term liabilities	5,269	3,275
Deferred income taxes	13,447	11,430
	336,283	268,291

Minority interest	15,634	13,863

Preferred shares of a subsidiary company	27,699	27,409

Shareholders' Equity

Capital stock (note 4)
64,332,437 common shares (December 31, 2007 – 64,149,593)	177,364	176,547
Additional paid in capital (note 4)	6,731	5,967
Retained earnings	57,954	51,845
Accumulated other comprehensive income	13,097	20,618
	255,146	254,977

	634,762	564,540

Commitments and contingencies (note 9)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	6	September 30, 2008 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Shareholders' Equity

For the nine months ended September 30, 2008 and 2007

Unaudited

(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

	Capital stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Total
	$	$	$	$	$

Balance at December 31, 2007	176,547	5,967	51,845	20,618	254,977
Options exercised	264	-	-	-	264
Employee stock purchase plan	540	-	-	-	540
Stock-based compensation	13	764	-	-	777
Earnings for the period	-	-	6,109	-	6,109
Currency translation adjustment	-	-	-	(6,904)	(6,904)
Change in fair value of interest rate swap, net of tax	-	-	-	(617)	(617)
Balance at September 30, 2008	177,364	6,731	57,954	13,097	255,146

	Capital stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Total
	$	$	$	$	$

Balance at December 31, 2006	112,318	4,188	51,338	8,859	176,703
Options exercised	2,404	-	-	-	2,404
Employee stock purchase plan	593	-	-	-	593
Equity offering	51,882	-	-	-	51,882
Warrants issued	762	-	-	-	762
Stock-based compensation	57	977	-	-	1,034
Adoption of new accounting policy	-	-	100	-	100
Earnings for the period	-	-	7,501	-	7,501
Currency translation adjustment	-	-	-	11,081	11,081
Balance at September 30, 2007	168,016	5,165	58,939	19,940	252,060

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	7	September 30, 2008 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Cash Flow

For the three months ended September 30, 2008 and 2007

Unaudited

(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

	September 30, 2008 $	September 30, 2007 $

Cash provided by (used in)

Operating activities
Earnings for the period	3,904	3,042
Items not affecting cash
Amortization	4,838	3,783
Unrealized gain on foreign exchange	(1,655)	-
Dilution gain (note 17)	-	(693)
Minority interest	504	440
Forward foreign currency contracts (note 10)	(1,085)	-
Non-cash interest accretion	192	96
Stock-based compensation	273	305
Deferred income taxes	(100)	(4,980)
Other	489	651
Changes in non-cash working capital, net of businesses acquired (note 8)	16,344	(14,133)
	23,704	(11,489)

Investing activities
Acquisition of companies, net of cash acquired (note 2)	(1,302)	(6,204)
Purchases of property, plant and equipment, net	(1,388)	(9,443)
Payment of deferred purchase consideration	(1,204)	(379)
Purchase of patents, trademarks and other intangible assets	(375)	(35)
Other	-	(282)
	(4,269)	(16,343)
Financing activities
(Decrease) increase in line of credit facilities	(19,716)	18,855
Borrowings under long-term debt	1,999	21,581
Repayment of long-term debt	(2,694)	(10,784)
Proceeds from the issuance of common shares, net of issuance costs	557	1,400
Other	340	(45)
	(19,514)	31,007

Foreign exchange gain on cash held in a foreign currency	72	509

(Decrease) increase in cash and cash equivalents during the period	(7)	3,684
Cash and cash equivalents – beginning of the period	9,123	29,680

Cash and cash equivalents – end of the period	9,116	33,364

Supplemental cash flow information (notes 8 and 13)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	8	September 30, 2008 10-Q

SunOpta Inc.

Condensed Consolidated Statements of Cash Flow

For the nine months ended September 30, 2008 and 2007

Unaudited

(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

	September 30, 2008 $	September 30, 2007 $

Cash provided by (used in)

Operating activities
Earnings for the period	6,109	7,501
Items not affecting cash
Amortization	14,351	10,710
Unrealized gain on foreign exchange	(1,266)	-
Minority interest	1,565	964
Dilution gain (note 17)	-	(693)
Forward foreign currency contracts (note 10)	(1,085)	-
Non-cash interest accretion	628	128
Stock-based compensation	764	1,034
Deferred income taxes	(25)	(6,275)
Other	558	434
Changes in non-cash working capital, net of businesses acquired (note 8)	(8,863)	(63,664)
	12,736	(49,861)
Investing activities
Acquisition of companies, net of cash acquired (note 2)	(5,413)	(19,584)
Increase in short-term investments	(20,000)	-
Purchases of property, plant and equipment, net	(6,918)	(21,924)
Payment of deferred purchase consideration	(1,959)	(1,468)
Purchase of patents, trademarks and other intangible assets	(497)	(922)
Decrease (increase) in other assets	169	(1,613)
	(34,618)	(45,511)
Financing activities
(Decrease) increase in line of credit facilities	(2,735)	40,589
Borrowings under long-term debt	15,074	23,081
Repayment of long-term debt	(12,947)	(18,288)
Proceeds from the issuance of common shares, net of issuance costs	817	54,016
Proceeds from the issuance of preference shares by subsidiary	-	27,954
Other	440	(45)
	649	127,307

Foreign exchange gain on cash held in a foreign currency	47	475

(Decrease) increase in cash and cash equivalents during the period	(21,186)	32,410

Cash and cash equivalents – beginning of the period	30,302	954

Cash and cash equivalents – end of the period	9,116	33,364

Supplemental cash flow information (notes 8 and 13) (See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	9	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

1.

Basis of presentation and new accounting pronouncements

The interim condensed consolidated financial statements of SunOpta Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. For further information, see the Company's consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2007.

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ended December 31, 2007. As a result of the acquisition of The Organic Corporation ("TOC"), the Company acquired a 65% interest in Trabocca B.V. which has been consolidated and the non-controlling interest recorded for the ownership interest not acquired. All significant intercompany accounts and transactions have been eliminated on consolidation.

On July 22, 2008, the Company filed amended quarterly condensed consolidated financial statements on Form 10-Q/A restating the previously issued Form 10-Q for the period ended September 30, 2007. The comparative balances in this Form 10-Q represent the restated balances for the nine months ended September 30, 2007 as filed on Form 10-Q/A on July 22, 2008.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value, and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for years beginning after November 15, 2007. As permitted by FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", the Company elected to defer the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Refer to note 16 for disclosures impacting the Company's consolidated financial statements as a result of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 allows companies to voluntarily choose, at specific election dates, to measure certain financial assets and liabilities, as well as certain non-financial instruments that are similar to financial instruments, at the fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair vale option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument be reported in income. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008. The Company expects this to have an impact on its accounting for future business combinations once adopted but the effect is dependent upon acquisitions made in the future.

SUNOPTA INC.	10	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

1.

Basis of presentation and new accounting pronouncements continued

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160"). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders' equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statements No. 133" ("SFAS No. 161"). SFAS No. 161 enhances disclosures about the Company's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

SUNOPTA INC.	11	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

2.

Business acquisitions

During the nine months ended September 30, 2008, the Company completed two acquisitions. These acquisitions have been accounted for using the purchase method and the condensed consolidated financial statements include the results of operations for this business from the date of acquisition. The following represents the preliminary purchase price allocations:

	TOC	MCP Mg-Serbian SAS
	(a)	(b)	Total
Net assets acquired	$	$	$

Cash	1,205	-	1,205
Current assets	50,443	2,329	52,772
Property, plant and equipment	1,187	307	1,494
Goodwill	11,495	1,784	13,279
Intangible assets	6,815	628	7,443
Other long-term assets	358	108	466
Current liabilities	(45,582)	(3,597)	(49,179)
Subordinated debt payable to former shareholders	(4,685)	-	(4,685)
Deferred income tax liability	(1,990)	(258)	(2,248)
Other long-term liabilities	-	(830)	(830)
Long-term debt	(1,502)	-	(1,502)
	17,744	471	18,215

Consideration

Cash consideration including transaction costs	5,316	1,302	6,618
Due to (from) former shareholders	1,562	(831)	731
Deferred consideration	10,866	-	10,866
	17,744	471	18,215

(a)

The Organic Corporation B.V.

On April 2, 2008, the Company acquired 100% of the outstanding common shares of The Organic Corporation B.V., operating as Tradin Organic Agriculture B.V. ("TOC") for total consideration of €11,361 (U.S - $17,744), including acquisition costs of €404 (U.S - $631). At closing, the Company paid €6,000 (U.S - $9,371) in cash and concurrently received €3,000 (U.S – $4,685) by way of subordinated debt payable to the former shareholders. A promissory note for €1,000 (U.S - $1,562) was also issued bearing interest at 7.0%. Both the subordinated debt and promissory note are payable March 31, 2010 (note 7(f)). Additional consideration payable on March 31, 2010 will be the greater of €8,000 (U.S - $12,494) or 2.5 times 2009 EBITDA (as defined in the purchase and sale agreement). At a minimum, the Company is obliged to pay €8,000 in March 2010 if pre-determined earnings targets for fiscal 2009 are met. If the predetermined earnings target is not met the payment of €8,000 will be made in 2011. Due to its non-contingent nature, the present value of the deferred consideration has been included in the total consideration. The €8,000 is payable in cash of €6,000 and €2,000 worth of common shares to be issued from treasury in either 2010 or 2011. The shares to be issued as part of the deferred consideration are not contingently issuable; accordingly they are included in the calculation of diluted earnings per share (note 5). Amounts payable in excess of €8,000 are contingent on the achievement of earnings targets and have not been included in the total consideration. Any payment in excess of €8,000 will be recorded when the amount can be reasonably determined and would result in an increase in the goodwill related to this acquisition.

SUNOPTA INC.	12	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

2.

Business acquisitions continued

The intangible assets, consisting of customer relationships, customer order backlog and non-compete agreements, acquired in this acquisition are not deductible for income tax purposes and are being amortized over their estimated useful lives between one and twelve years. The Company is in the process of performing detailed assessments of the assets and liabilities acquired including obtaining third party valuation reports to support the fair values assigned to certain of the net assets acquired. As a result, the actual amounts allocated to each of the identified assets and assumed liabilities could vary from the preliminary amounts and the differences could be significant. The purchase price allocation is expected to be completed by December 31, 2008. Goodwill acquired in this acquisition is not deductible for tax purposes.

Headquartered in Amsterdam, the Netherlands, TOC is a provider of globally sourced organic food ingredients and a key supplier of a wide variety of organic products including frozen fruits and vegetables, dried fruits, coffee, cocoa, cereals, rice, soy, beans and more. This acquisition has been consolidated since its April 2, 2008 acquisition date and is included in the SunOpta International Sourcing and Trading segment.

(b)

MCP Mg-Serbian SAS

On July 9, 2008, Opta Minerals Inc. (a subsidiary of the Company) acquired 67% of the outstanding common shares of MCP Mg-Serbien SAS ("MCP") of France for total consideration of $471, including acquisition costs of $152. The intangible assets consist of a lease option acquired which is not deductible for tax purposes. The Company is in the process of performing detailed assessments of the assets and liabilities acquired including obtaining third party valuation reports to support the fair values assigned to certain of the net assets acquired. As a result, the actual amounts allocated to each of the identified assets and assumed liabilities could vary from the preliminary amounts and the differences could be significant. The purchase price allocation is expected to be completed by December 31, 2008. Goodwill acquired in this acquisition is not deductible for tax purposes.

MCP operates a production facility in Romans-sur-Isere, France, producing and selling ground magnesium products. This acquisition has been consolidated since its July 9, 2008 acquisition date, and is included in the Opta Minerals segment.

3.

Inventories

	September 30,	December 31,
	2008	2007
	$	$

Raw materials and work in process	47,138	37,268
Finished goods	158,465	135,136
Grain	9,519	21,184
Inventory reserve	(8,801)	(10,859)
	206,321	182,729
Grain inventories consist of the following:
Company owned grain	5,632	19,915
Unrealized gain (loss) on
Sale and purchase contracts	309	3,864
Future contracts	3,578	(2,595)
	9,519	21,184

SUNOPTA INC.	13	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

4.

Capital stock and additional paid in capital

	September 30,	December 31,
	2008	2007
	$	$

Capital stock	177,364	176,547

Additional paid in capital	6,731	5,967

(a)

In the nine months ended September 30, 2008, employees and directors exercised 65,580 (September 30, 2007 – 393,625) common share options and an equal number of common shares were issued for net proceeds of $264 (September 30, 2007 - $2,404).

(b)

In the nine months ended September 30, 2008, 114,764 (September 30, 2007 –59,799) common shares were issued for net proceeds of $540 (September 30, 2007 - $593) as part of the Company's employee stock purchase plan.

(c)

In the nine months ended September 30, 2008, 133,000 (September 30, 2007 – 494,000) options were granted to employees at prices ranging from $5.12 - $13.35 (September 30, 2007 prices ranging from $10.86 - $12.36). The fair value of the options granted was $511 (September 30, 2007 – $2,601). The estimates used in the Black-Scholes option-pricing model for the options granted in 2008 were a dividend yield of 0% (2007 – 0%), an expected volatility of 59.3% (2007 - 53.5%), a risk-free interest rate of 4% (2007 - 4%), a forfeiture rate of 15% (2007 - 15%) and an expected life of six years (2007 – five to six years). The options granted in 2008 expire in 2014, and vest equally over a five year period ending 2013.

(d)

In the nine months ended September 30, 2008, the Company recognized stock-based compensation of $764 (September 30, 2007 - $1,034) related to the Company's stock option plans, including the plan within Opta Minerals Inc.

(e)

As per an employment contract, the Company's Chief Executive Officer received an award of 10,000 common shares of the Company's stock in the first quarter of 2007. One-quarter of the total award was granted on February 8, 2007, with the remaining three-quarters of the award to be issued in equal instalments on the anniversary through February 8, 2010. As a result, 2,500 common shares were issued from treasury in the first quarter of 2007. Due to the delay in filing the first quarter 2008 financial statements on Form 10-Q, the 2,500 common shares scheduled to be issued February 8, 2008 were awarded on August 9, 2008.

SUNOPTA INC.	14	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

5.

Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	$	$	$	$

Earnings for the period	3,904	3,042	6,109	7,501

Weighted average number of shares used in
basic earnings per share	64,265,751	63,161,688	64,214,394	62,218,571
Dilutive potential of the following:
Employee/director stock options	41,691	782,255	83,412	700,432
Dilutive warrants	-	53,939	-	8,843
Dilutive impact of share consideration	455,292	-	455,292	-
Diluted weighted average number of shares
outstanding	64,762,734	63,997,882	64,753,098	62,927,846
Earnings per share:
Basic	0.06	0.05	0.10	0.12
Diluted	0.06	0.05	0.09	0.12

Options to purchase 1,216,500 and 1,161,500 common shares in the three and nine months ended September 30, 2008 (September 30, 2007 – nil and 244,000) have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

6.

Bank indebtedness

	September 30,	December 31,
	2008	2007
	$	$

Canadian Line of Credit Facility (a)	3,801	15,132
U.S. Line of Credit Facility (b)	40,000	37,685
Opta Minerals Canadian Line of Credit Facility (c)	11,203	5,989
TOC Line of Credit Facilities (d)	35,038	-
	90,042	58,806

The Company has certain financial covenants that are calculated quarterly and annually. See note 7 for discussion of the Company's compliance with respect to these financial covenants.

SUNOPTA INC.	15	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

6.

Bank indebtedness continued

(a)

Canadian Line of Credit Facility:

The Company has a Canadian line of credit of Cdn $25,000 (U.S. - $23,492). As of September 30, 2008, $3,801 (2007 - $15,182) of this facility was utilized, including $nil (2007 - $50) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers' acceptances, plus a margin based on certain financial ratios. At September 30, 2008, the interest rate on this facility was 6.75%, calculated as Canadian prime plus a premium of 2.75%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of the Company's Canadian business as defined in the Credit Agreement. At September 30, 2008, the borrowing base supported draws to the maximum line of credit.

(b)

U.S. Line of Credit Facility:

The Company has a U.S. line of credit of $60,000. As at September 30, 2008, $40,033 (2007 - $37,685) of this facility was utilized, including $33 (2007 - $33) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios. At September 30, 2008, the weighted average interest rate on this facility was 8.01%, based on U.S. prime plus 2.75% or U.S. LIBOR loans plus a premium of 4.25%. The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories of the Company's U.S. business as defined in the Credit Agreement. At September 30, 2008, the borrowing base supported draws to the maximum line of credit.

The Canadian and U.S. line of credit facilities are subject to annual extensions, and were extended on July 14, 2008 until June 29, 2009.

The above facilities and long-term loans (note 7) are collateralized by a first priority security against substantially all of the Company's assets in both Canada and the United States, excluding the assets of Opta Minerals, SunOpta BioProcess and TOC.

(c)

Opta Minerals Canadian Line of Credit Facility:

Opta Minerals has a line of credit facility of Cdn $15,000 (U.S. - $14,095) which was increased from Cdn $12,500 (U.S. - $11,746) in the third quarter of 2008. At September 30, 2008, $12,169 (2007 - $6,995) of this facility has been utilized, including letters of credit in the amount of $966 (2007 - $998). Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including prime, U.S. dollar base rate, bankers' acceptances or LIBOR plus a margin based on certain financial ratios of the Company. At September 30, 2008, the interest rate on this facility was 5.49%.

Opta Minerals' line of credit facility, along with its unused portion of the revolving acquisition facility (note 7(e)), is subject to annual extensions, and were extended on July 17, 2008 to June 30, 2009.

(d)

TOC Line of Credit Facilities:

TOC has a line of credit facility of €30,000 (US - $44,769). At September 30, 2008, €23,762 (US - $33,457) of this facility had been utilized. Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including U.S. LIBOR, Euro LIBOR plus a premium 1.25%. At September 30, 2008, the weighted average interest rate on this facility was 6.87%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of TOC and its subsidiaries. At September 30, 2008, the borrowing base supported draws to €27,061 (U.S. - $38,102).

SUNOPTA INC.	16	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

6.

Bank indebtedness continued

A Chinese subsidiary of TOC has a line of credit facility denominated in Chinese Renminbi ("RMB"). During the third quarter of 2008, the availability of drawings was reduced from RMB 29,000 (U.S. - $4,236) to RMB 11,000 (U.S. - $1,607). At September 30, 2008, RMB 11,000 (US - $1,581) of this facility had been utilized. Interest on borrowings under this facility accrues at the borrower's option calculated as 110% of the interest rate issued by the People's Bank of China. At September 30, 2008, the interest rate on this facility was 8.22%.

7.

Long-term debt

	September 30,	December 31,
	2008	2007
	$	$

Syndicated Lending Agreement:
Term Loan Facility (a)	45,000	45,000
Non-revolving Acquisition Facility (b)	6,600	7,500
Revolving Acquisition Facility (c)	16,575	9,500

Other Long-Term Debt:
Opta Minerals Term Loan Facility (d)	10,571	12,610
Opta Minerals Revolving Acquisition Facility (e)	12,758	10,481
Subordinated debt to former shareholders of TOC (f)	5,588	-
Promissory Notes (g)	16,506	12,626
Term Loan Payables (h)	333	654
Capital Lease Obligations (i)	229	343
	114,160	98,714
Less: Current Portion	11,983	13,119
	102,177	85,595

Details of the Company's long-term debt are as follows:

(a)

Term Loan Facility:

The term loan facility balance at September 30, 2008 was $45,000 (2007 - $45,000). The entire loan principal is due December 20, 2010, and at that time is renewable at the option of the lender and the Company. Interest on the term loan facility is payable at a fixed rate of 6.44% plus a margin of up to 250 basis points based on certain financial ratios of the Company. At September 30, 2008, the interest rate was 8.94%.

(b)

Non-revolving Acquisition Facility:

The non-revolving acquisition facility balance at September 30, 2008 was $6,600 (2007 - $7,500). Minimum quarterly repayment amounts in 2008 and 2009 are $300, with any remaining outstanding principal balance due in May, 2010. At September 30, 2008, the interest rate on this facility was 8.01%, calculated as LIBOR plus a premium of 4.25%.

SUNOPTA INC.	17	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

7.

Long term debt continued

(c)

Revolving Acquisition Facility:

The revolving acquisition facility balance at September 30, 2008 was $16,575 (2007 - $9,500). Principal payments on this facility are payable quarterly equal to the greater of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw. At September 30, 2008, the interest rate on this facility was 8.01%, calculated as LIBOR plus a premium of 4.25%. The Company borrowed $10,000 on the revolving acquisition facility at the end of the first quarter in advance of closing the acquisition of TOC (see note 2).

The above term loan facility, non-revolving acquisition facility, revolving acquisition facility and the U.S. line of credit facility (note 6(b)), are collateralized by a first priority security against substantially all of the Company's assets in Canada, the United States and Mexico excluding the assets of Opta Minerals, SunOpta BioProcess and TOC.

(d)

Opta Minerals Term Loan Facility

The term loan facility has a maximum available borrowing amount of Cdn $12,500 (U.S. - $11,746). This facility matures on July 30, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of Cdn $312 (U.S. - $293). The outstanding balance on the term loan facility at September 30, 2008 was Cdn $11,250 (U.S. - $10,571) and was fully drawn at December 31, 2007. At September 30, 2008, the weighted average interest rate on this facility was 5.71%.

(e)

Opta Minerals Revolving Acquisition Facility

The revolving acquisition facility has a maximum available borrowing amount of Cdn $20,000 (U.S. - $18,793) to finance future acquisitions and capital expenditures. Principal is payable quarterly equal to 1/40 of the drawdown amount. Any remaining outstanding principal under this facility is due upon maturity. The outstanding balance on the revolving acquisition facility at September 30, 2008 was Cdn $13,577 (U.S. - $12,758) (2007 - Cdn $10,390 (U.S. - $10,481)). At September 30, 2008, the weighted average interest rate on this facility was 5.18%.

The unused portion of the term loan facility is subject to an annual extension and was extended on July 17, 2008 to June 30, 2009. The credit facilities described above are collateralized by a first priority security against substantially all of the Opta Minerals assets in both Canada and the United States.

Opta Minerals entered into a cash flow hedge in 2007. The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (U.S. - $16,868) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The estimated fair value of the interest rate swap at September 30, 2008 was a loss of $1,156 (December 31, 2007 – loss of $539). The incremental loss in fair value, net of income taxes of $181, has been recorded in other comprehensive loss (income) for the period.

(f)

Subordinated debt to former shareholders of TOC:

In conjunction with the acquisition of The Organic Corporation on April 2, 2008, its former shareholders provided a subordinated loan to TOC in the amount of €3,000 (U.S. - $4,223). The loan bears interest at 7% payable to the former shareholders on a semi-annual basis. The subordinated loan, as well as €453 (U.S. - $661) previously loaned to TOC, is repayable in full on March 31, 2010. Additionally, a related party to the former shareholders holds a demand loan with TOC in the amount of €500 (U.S. - $704) which bears interest at 7.0% payable on a quarterly basis.

SUNOPTA INC.	18	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

7.

Long-term debt continued

(g)

Promissory Notes:

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions bearing a weighted average interest rate of 6.4% (2007 – 5.5%), unsecured, due in varying installments through 2012 with principal repayments of $3,317 due in the next 12 months. As a result of the acquisition of TOC, the Company issued €6,218 (U.S. - $9,060) of promissory notes due March 31, 2010 with an interest rate of 7%.

(h)

Term Loans Payable:

Term loans payable bear a weighted average interest rate of 4.7% (2007 – 4.5%) due in varying installments through 2010 with principal payments of $223 due in the next 12 months.

(i)

Capital Lease Obligations:

Capital lease obligations due in monthly payments, with a weighted average interest rate of 6.9% (2007 – 6.5%).

As part of its lending agreements, the Company is required to maintain compliance with certain financial covenants. As a result of the adjustments and provisions recorded in the SunOpta Fruit Group in 2007, the Company was not in compliance with these covenants at March 31, 2008 and December 31, 2007. The Company received a permanent waiver to these covenants which allowed the Company to be in compliance at March 31, 2008 and December 31, 2007. The Company was not required to recalculate the covenants for previous periods based on restated quarterly financial statements. In addition, the Company has negotiated amended financial covenants for June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009. As a result of the Company's expectation of compliance with these amended covenants, the term loan of $45,000 and the non-current portion and revolving acquisition facilities totaling $18,075 continue to be classified as non-current. Should the Company fail to comply with any one of these or other covenants the lenders would have the option to accelerate repayment of these outstanding balances or enforce their security rights against the Company, which would result in these amounts being reclassified to current liabilities.

At September 30, 2008, the Company was in compliance with its amended financial covenants.

8.

Supplemental cash flow information

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	$	$	$	$

Changes in non-cash working capital:
Accounts receivable	7,099	3,595	(17,694)	(18,085)
Inventories	27,715	(10,216)	1,821	(43,259)
Income tax recoverable	(550)	-	1,233	1,829
Prepaid expenses and other current assets	(4,092)	(2,746)	(2,554)	(2,064)
Accounts payable and accrued liabilities	(14,378)	(4,624)	8,465	(1,556)
Customer and other deposits	550	(142)	(134)	(529)

	16,344	(14,133)	(8,863)	(63,664)
Cash paid for:
Interest	3,427	2,280	9,349	6,206
Income taxes	(111)	269	1,267	1,368

SUNOPTA INC.	19	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

9.

Commitments and contingencies

(a)

Subsequent to the Company's press release on January 24, 2008, in which it downgraded previously issued earnings expectations and announced the restatement of prior quarterly financial statements due to a significant write-down and other adjustments, the Company and certain officers (one of whom is a director) and a former director were named as defendants in several proposed class action lawsuits in the United States. These lawsuits were filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008. The lawsuits allege, among other things, violations of United States federal securities laws, misrepresentations and insider trading. These lawsuits are in a preliminary phase and are expected to be consolidated in one class action with a lead plaintiff. Similarly, a proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008 against the Company and certain officers (one of whom is a director), alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under Ontario's Securities Act. On August 29, 2008, the Company's Canadian counsel was served with an amendment to the Statement of Claim with new allegations against the existing defendants as well as a Notice of Motion seeking to add all of the Company's directors, a former director and a former officer as defendants, among other things. The Canadian Action claims damages of Cdn $100,000 plus punitive damages of Cdn $10,000 and other monetary relief. This action is also in its preliminary phase and, pursuant to the Notice of Motion referenced above is seeking certification. Management intends to vigorously defend these actions. These claims and possible claims are at an early stage and it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

(b)

SunOpta Bioprocess announced suit on January 17, 2008 against Abengoa New Technologies Inc. ("Abengoa") and a former employee of SunOpta Inc. for theft of trade secrets, breach of contract, tortious interference with contract and civil conspiracy, along with motions for expedited discovery and a preliminary injunction. Abengoa has filed a counterclaim alleging breach of contract, misappropriation of trade secrets and other contractual violations. The United States District Court, Eastern District of Missouri, recently referred the core claims to arbitration and stayed the rest pending outcome of the arbitration. While management is confident in its position, the outcome of this matter cannot be predicted at this time.

In January 2008, a customer of the Company, Abener Energia S.A. (an affiliate of Abengoa), terminated a contract for the delivery of equipment and related services, forcing the matter into arbitration under the contract's provisions. Both parties have alleged violations under the contract. Arbitration proceedings on this matter have been completed and a decision is not expected before December 1, 2008. The outcome of this arbitration cannot be predicted at this time.

(c)

In addition, various claims and potential claims arising in the normal course of business are pending against the Company. The amount of potential liability arising from these claims, if any, to the Company is not determinable. Management believes the final determination of these claims or potential claims will not materially affect the financial position or results of the Company.

SUNOPTA INC.	20	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

10.

Foreign exchange

The Company enters into Canadian dollar, U.S. dollar and Euro forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts with notional values of €5,000 and $5,000 at September 30, 2008 were marked-to-market (since they do not qualify as hedges for accounting purposes), resulting in a loss of $44 (2007 - $nil) in the three and nine month periods ended September 30, 2008 which is included in foreign exchange on the Condensed Consolidated Statements of Earnings and Comprehensive Income.

During the third quarter of 2008 the Company entered into a number of Canadian dollar and Euro forward contracts which, with the exception of the open forward contracts noted above, were subsequently closed as a result of entering offsetting positions in the forward currency market. Due to the volatility of exchange rates in these currencies the Company realized a gain of $1,746 (2007 - $nil) in the three months ended September 30, 2008 and $3,346 (2007 - $nil) in the nine months ended September 30, 2008 which has been included in foreign exchange on the Condensed Consolidated Statement of Earnings and Comprehensive Income. Of this gain, $1,085 was settled subsequent to September 30, 2008 relating to forward positions that were closed as at September 30, 2008. The notional value of closed forward contracts to sell Canadian dollars at September 30, 2008 was $120,360 which was offset by a notional value of forward contracts to buy Canadian dollars of $120,360, with an average contract value of approximately $4,000. The notional value of closed forward contracts to buy Euro at September 30, 2008 was €45,500 which was offset by a notional value of forward contracts to sell Euro of €45,500, with an average contract value of approximately €2,000.

11.

Pro-forma data

Condensed pro-forma income statement, as if all acquisitions completed in 2008 and 2007 had occurred at the beginning of 2007 is included in the table below.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	$	$	$	$

Pro-forma revenue	287,747	237,574	845,812	698,737
Pro-forma earnings	3,904	3,260	6,163	7,759
Pro-forma earnings per share:
- Basic	0.06	0.05	0.10	0.12
- Diluted	0.06	0.05	0.10	0.12

SUNOPTA INC.	21	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

12.

Segmented information

The Company operates in three industries divided into eight operating segments as follows:

(a) SunOpta Food Group (Food Group) processes, packages, markets and distributes a wide range of natural, organic, kosher and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food and natural health products. There are five segments in the Food Group:

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

iii)

SunOpta Berry Operations and Other (Berry Operations) – consists of (i) berry processing and fruit base operations processing and packaging natural and organic frozen strawberries, peaches, mangos and other fruits and vegetables for the food service, private label retail and industrial ingredient markets, and (ii) healthy fruit snack operations, which produce natural and organic apple-based fruit snacks.

iv)

SunOpta International Sourcing and Trading Group (IST Group) – sources raw material ingredients, as well as trades organic commodities. In addition, it provides organic food solutions to major global food manufacturers, distributors and supermarket chains with a variety of industrial and private label retail products.

v)

SunOpta Distribution Group (Distribution Group) represents the final layer of the Company's vertically integrated natural and organic foods business model. This group operates a national natural, organic and specialty foods and health and beauty aids, vitamins, supplements and neutraceutical distribution network in Canada.

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

(d) Corporate Services provide a variety of management, financial, information technology, treasury and administration roles to the operating segments from the head offices in Ontario, Canada.

The Company's assets, operations and employees are principally located in Canada, the United States, Mexico, Europe and China. Revenues from external countries are allocated to the United States, Canada and Other External Markets based on the location of the customer. Other expense, net, interest expense, net, provision of income taxes and minority interest are not allocated to the segments.

Effective January 1, 2008, two divisions previously included within the SunOpta Ingredients Group have been transferred, one to the SunOpta Grains and Foods Group and the other to the SunOpta Distribution Group. The segmented information for the comparative three and nine month periods ended September 30, 2007 has been updated to reflect the current period's segment presentation.

SUNOPTA INC.	22	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

12.

Segmented information continued

Effective July 1, 2008, the Company allocated the former SunOpta Fruit Group into two segments: SunOpta Berry Operations and SunOpta International Sourcing and Trading. These segments reflect how the Company manages the business, and distinguishes between the processing of fresh fruit and vegetables primarily in Southern United States and Mexico, and the sourcing and processing of organic products from outside North America. The segmented information for the comparative three and nine month periods ended September 30, 2007 has been updated to reflect the current period's segmented presentation.

Also effective July 1, 2008, the Company allocated the former SunOpta BioProcess and Corporate Group into two segments: SunOpta BioProcess and Corporate Services. In previous periods, the Company had combined these two segments, as the revenues of SunOpta BioProcess were less than 1% of consolidated revenues.

					Three months ended
					September 30, 2008
		Opta	SunOpta
	Food Group	Minerals	BioProcess	Corporate	Consolidated
	$	$	$	$	$
External revenues by market:
United States	148,446	19,545	45	-	168,036
Canada	67,443	4,472	429	-	72,344
Europe and other	41,944	5,423	-	-	47,367
Total revenues from external customers	257,833	29,440	474	-	287,747

Segment earnings before the following	5,598	2,536	(1,541)	2,841	9,434

Interest expense, net					3,983
Provision for income taxes					1,043
Minority interest					504
Earnings for the period					3,904

The SunOpta Food Group has the following segmented reporting:

					Three months ended
					September 30, 2008
	Grains and	Ingredients	Berry		Distribution
	Foods Group	Group	Operations	IST	Group	Food Group
	$	$	$	$	$	$
External revenues by market:
United States	80,164	13,856	37,481	16,565	380	148,446
Canada	1,217	1,632	1,353	957	62,284	67,443
Europe and other	6,812	1,065	449	33,589	29	41,944
Total revenues from external
customers	88,193	16,553	39,283	51,111	62,693	257,833

Segment earnings before
other expense, net	3,171	700	(1,068)	1,174	1,621	5,598

SUNOPTA INC.	23	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

12.

Segmented information continued

					Three months ended
					September 30, 2007
		Opta	SunOpta
	Food Group	Minerals	BioProcess	Corporate	Consolidated
	$	$	$	$	$
External revenues by market:
United States	114,897	14,044	88	-	129,029
Canada	57,571	5,127	-	-	62,698
Europe and other	10,046	1,314	691	-	12,051
Total revenues from external customers	182,514	20,485	779	-	203,778

Segment earnings before other expense, net	5,105	2,236	(812)	(767)	5,762

Other expense, net					373
Earnings before the following					5,389

Dilution gain					693
Interest expense, net					2,350
Provision for income taxes					250
Minority interest					440
Earnings for the period					3,042

The SunOpta Food Group has the following segmented reporting:

					Three months ended
					September 30, 2007
	Grains and	Ingredients	Berry		Distribution
	Foods Group	Group	Operations	IST	Group	Food Group
	$	$	$	$	$	$
External revenues by market:
United States	55,192	15,533	32,412	11,397	363	114,897
Canada	1,587	1,389	1,514	551	52,530	57,571
Europe and other	8,226	502	742	576	-	10,046
Total revenues from external
customers	65,005	17,424	34,668	12,524	52,893	182,514

Segment earnings before
other expense, net	4,369	1,478	(2,843)	379	1,722	5,105

SUNOPTA INC.	24	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

12.

Segmented information continued

					Nine months ended
					September 30, 2008
		Opta	SunOpta
	Food Group	Minerals	BioProcess	Corporate	Consolidated
	$	$	$	$	$
External revenues by market:
United States	410,517	51,149	648	-	462,314
Canada	221,169	14,776	429	-	236,374
Europe and other	101,315	10,133	-	-	111,448
Total revenues from external customers	733,001	76,058	1,077	-	810,136

Segment earnings before the following	20,877	7,891	(3,181)	(5,264)	20,323

Interest expense, net					10,484
Provision for income taxes					2,165
Minority interest					1,565
Earnings for the period					6,109

The SunOpta Food Group has the following segmented reporting:

					Nine months ended
					September 30, 2008
	Grains and	Ingredients	Berry		Distribution
	Foods Group	Group	Operations	IST	Group	Food Group
	$	$	$	$	$	$
External revenues by market:
United States	208,347	42,745	112,319	46,299	807	410,517
Canada	10,054	4,605	4,137	2,200	200,173	221,169
Europe and other	28,834	2,977	1,456	67,912	136	101,315
Total revenues from external
customers	247,235	50,327	117,912	116,411	201,116	733,001

Segment earnings before
other expense, net	14,265	2,304	(7,021)	3,038	8,291	20,877

SUNOPTA INC.	25	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

12.

Segmented information continued

					Nine months ended
					September 30, 2007
		Opta	SunOpta
	Food Group	Minerals	BioProcess	Corporate	Consolidated
	$	$	$	$	$
External revenues by market:
United States	333,202	40,382	1,079	-	374,663
Canada	174,756	13,303	-	-	188,059
Europe and other	27,543	1,657	734	-	29,934
Total revenues from external customers	535,501	55,342	1,813	-	592,656

Segment earnings before other expense, net	16,205	5,744	(1,720)	(3,836)	16,393

Other expense, net					779
Earnings before the following					15,614

Dilution gain					693
Interest expense, net					6,079
Provision for income taxes					1,763
Minority interest					964
Earnings for the period					7,501

The SunOpta Food Group has the following segmented reporting:

					Nine months ended
					September 30, 2007
	Grains and	Ingredients	Berry		Distribution
	Foods Group	Group	Operations	IST	Group	Food Group
	$	$	$	$	$	$
External revenues by market:
United States	153,739	45,455	96,349	36,716	943	333,202
Canada	5,884	4,301	5,031	1,775	157,765	174,756
Europe and other	23,564	1,855	268	1,856	-	27,543
Total revenues from external
customers	183,187	51,611	101,648	40,347	158,708	535,501

Segment earnings before
other expense, net	12,359	3,666	(8,275)	1,975	6,480	16,205

SUNOPTA INC.	26	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

13.

Cash and cash equivalents

Included in cash and cash equivalents is $4,279 (December 31, 2007 - $26,556) of cash relating to SunOpta BioProcess that was raised as a result of a preferred share issuance in 2007. These funds are specific to SunOpta BioProcess and can only be used by SunOpta BioProcess, which will use these funds for the continued development of biomass conversion technologies and to build and operate commercial-scale facilities for the conversion of cellulosic biomass to ethanol. In June 2008, $20,000 in cash was deposited into a short-term investment (see note 14). Also included in cash and cash equivalents are funds of $3,661 (December 31, 2007 - $2,336) that are available to be used only by Opta Minerals.

These funds of $7,940 (December 31, 2007 - $28,892) are consolidated for financial statement reporting purposes due to the Company's ownership; however, these funds can only be utilized by SunOpta BioProcess and Opta Minerals and are not available to the parent company for other general corporate purposes. The funds are maintained in separate bank accounts of the subsidiaries.

14.

Short-term investments

SunOpta BioProcess entered into a $20,000 short-term investment on June 27, 2008. The investments mature on December 24, 2008, and earn interest at a rate of 3.05% annually. This investment is specific to SunOpta BioProcess and can only be used by SunOpta BioProcess; and cannot be utilized by the Company for general corporate purposes. Accrued interest is included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

15.

Selling, general and administrative expenses

On November 5, 2008 the Company's Governance Committee and Board of Directors reconsidered and then approved the reversal of the previously announced decision to terminate the employment of the Company's Chief Executive Officer and Chief Financial Officer. Included in selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2008 is a recovery of $1,812 representing the reversal of this severance accrual (including the acceleration of unvested stock options) that was originally established at June 30, 2008. Also included in SG&A for the three and nine month periods ended September 30, 2008 is $1,827 and $7,367 respectively relating to professional fees as well as divisional related severance costs incurred due to the Company's investigation into the write-down in the Berry Operations.

16.

Fair values

The Company adopted the provisions of SFAS 157 applicable to financial assets and liabilities and to certain nonfinancial assets and liabilities that are measured at fair value on a recurring basis, effective January 1, 2008. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

SFAS 157 provides a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's assumptions with respect to how market participants would price an asset or liability. These two inputs used to measure fair value fall into the following three different levels of the fair value hierarchy:

  Level 1: Quoted prices for identical instruments in active markets that are observable

  Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments that are non-active; inputs other than quoted prices that are observable and derived from or are corroborated by observable market data

  Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable

This hierarchy requires the use of observable market data when available.

SUNOPTA INC.	27	September 30, 2008 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2008 and 2007
Unaudited
(Expressed in thousands of U.S. dollars, except number of and earnings per share amounts)

16.

Fair values continued

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008:

		Fair Value
		Asset (Liability)	Level 1	Level 2
		$	$	$
(a)	Commodity grains inventory	7,333	7,333	-
(b)	Interest rate swap	(1,156)	-	(1,156)
(c)	Forward foreign currency contracts	1,085	1,085	-

(a) Commodity grains inventory
Grains inventory is determined using quoted market prices from the Chicago Board of Trade ("CBoT"). Inventory quantities at period end are multiplied by the quoted price on the CBoT plus or minus a basis from the seller/buyer for freight, interest and other carrying costs to arrive at net realizable value. These assets are placed in level 1 of the fair value hierarchy, as quoted prices in an active market are readily available. A loss of $950 for the three month period ended September 30, 2008 and a gain of $135 for the nine month period ended September 30, 2008 have been included in cost of sales on the Condensed Consolidated Statements of Earnings and Comprehensive Income.

(b) Interest rate swap
Opta Minerals entered into an interest rate swap to minimize its exposure to interest rate risk. At each calendar quarter end, Opta Minerals receives a confirmation from the counterparty to the interest rate swap, which calculates the mark-to-market fair value using valuation techniques. Based on this valuation, the previously recorded fair value is adjusted to the current mark-to-market position. The mark-to-market gain or loss is placed in level 2 of the fair value hierarchy, as the counterparty uses their own valuation techniques, but they are based on observable inputs. Losses of $393 and $617 for the three and nine month periods ended September 30, 2008 have been included in other comprehensive income on the Condensed Consolidated Statements of Earnings and Comprehensive Income.

(c) Foreign forward currency contracts
The Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at quarter ends, the spot rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 1 of the fair value hierarchy, as there are quoted prices in active markets to observe the fair value determination. A gain of $1,085 for the three and nine month periods ended September 30, 2008 has been included in foreign exchange on the Condensed Consolidated Statements of Earnings and Comprehensive Income as they do not qualify for hedge accounting.

17.

Dilution gain

On July 30, 2007, the Company's subsidiary, Opta Minerals Inc., acquired 100% of the outstanding shares of Newco a.s. As part of the consideration for the purchase, Opta Minerals Inc. issued one million common shares. As a result of the issuance of common shares, the Company recorded a non-taxable dilution gain of $693 and the percentage of common shares held by the Company of Opta Minerals was reduced from approximately 70.4% to 66.6%.

18.

Comparative balances

The comparative balances for revenues and selling, general and administrative expenses have been decreased by $500 in the three month period and $1,500 in the nine month period ended September 30, 2007 to conform to the current years' financial statement presentation.

SUNOPTA INC.	28	September 30, 2008 10-Q

PART I - FINANCIAL INFORMATION

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments During the Third Quarter of 2008

Corporate Developments

The Company received Staff Determination notices on April 2, 2008 and May 20, 2008 from The Nasdaq Stock Market ("Nasdaq") stating that the Company was not in compliance with the Nasdaq Marketplace Rules as a result of the delay in the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, and that as a result the Company's securities could be delisted. The Company appealed the determination to delist the Company's securities, and a Listing Qualifications Panel of Nasdaq notified the Company that it would continue to list the Company's securities if (1) the Company reported to the Panel the findings of the Audit Committee investigation by July 20, 2008, and (2) the Company filed delinquent reports by July 31, 2008. The Company has reported the Audit Committee's findings to the Panel, filed its delinquent annual report on Form 10-K on July 22, 2008 and filed its delinquent first quarter Financial results on Form 10-Q on July 30, 2008. On July 31, 2008 the Company received a letter from Nasdaq stating that it is back in good standing.

The Company has also received letters from the Securities and Exchange Commission ("SEC") and from the Ontario Securities Commission ("OSC") requesting additional information related to the write-down and restatements described in its January 24, 2008 press release, and it received an additional request from the OSC for information regarding its stock option granting process. The Company is cooperating with the requests from these agencies. Since the initial information request, the Company has received follow up communications from the SEC requesting additional information and, on October 21, 2008, was informed that the SEC had initiated a formal investigation of the write-down and restatement of the financial statements.

Subsequent to the Company's press release on January 24, 2008, in which it downgraded previously issued earnings expectations and announced the restatement of previously filed 2007 quarterly financial statements due to a significant write-down and other adjustments, the Company and certain officers (one of whom is a director) and a former director were named as defendants in several proposed class action lawsuits in the United States. These lawsuits were filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008. The lawsuits allege, among other things, violations of United States federal securities laws, misrepresentations and insider trading. These lawsuits are in a preliminary phase and are expected to be consolidated in one class action with a lead plaintiff. Similarly, a proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008 against the Company and certain officers (one of whom is a director), alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under Ontario's Securities Act. On August 29, 2008, the Company's Canadian counsel was served with an amendment to the Statement of Claim with new allegations against the existing defendants as well as a Notice of Motion seeking to add all of the Company's directors, a former director and a former officer as defendants, among other things. The Canadian Action claims damages of Cdn $100,000,000 plus punitive damages of Cdn $10,000,000 and other monetary relief. This action is also in its preliminary phase and, pursuant to the Notice of Motion referenced above is seeking certification. Management intends to vigorously defend these actions and has directors' and officers' insurance to offset a majority of the defence costs. These claims and possible claims are at an early stage and it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

On November 5, 2008 the Company's Governance Committee reconsidered and then reversed the previously announced decision to terminate the employment of the Company's Chief Executive Officer and Chief Financial Officer. Included in selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2008 is income of $1,812,000 related to the reversal of this severance accrual (including the acceleration of unvested stock options) that was originally established at June 30, 2008. Also included in SG&A for the three and nine month periods ended September 30, 2008 is $1,827,000 and $7,362,000 respectively relating to professional fees as well as divisional related severance costs incurred due to the Company's investigation into the write-down in the Berry Operations.

SUNOPTA INC.	29	September 30, 2008 10-Q

Change in Segmented Reporting

Effective July 1, 2008, due to a change in the structure of the internal organization of the Company, the former SunOpta Fruit Group has been allocated into two segments: SunOpta Berry Operations and Other and the SunOpta International Sourcing and Trading Group. The Company has also divided the former SunOpta BioProcess and Corporate Group into two segments: SunOpta BioProcess and Corporate Services. The corresponding comparative periods for these new reporting segments for the three and nine months ended September 30, 2007 have been updated to provide a relevant basis for comparison.

Operations for the Three Months ended September 30, 2008 Compared With the Three Months Ended September 30, 2007

Consolidated

	September 30,	September 30,	Change	Change
	2008	2007	$	%
	$	$
Revenue
SunOpta Food Group	257,833,000	182,514,000	75,319,000	41.3%
Opta Minerals	29,440,000	20,485,000	8,955,000	43.7%
SunOpta Bio Process	474,000	779,000	(305,000)	(39.2%)

Total Revenue	287,747,000	203,778,000	83,969,000	41.2%

Operating Income[1]
SunOpta Food Group	5,598,000	5,105,000	493,000	9.7%
Opta Minerals	2,536,000	2,236,000	300,000	13.4%
SunOpta Bio Process	(1,541,000)	(812,000)	(729,000)	(89.8%)
Corporate Services	2,841,000	(767,000)	3,608,000	470.4%

Total Operating Income	9,434,000	5,762,000	3,672,000	63.7%

Other Income, net	-	320,000	(320,000)	(100.0%)
Interest Expense	3,983,000	2,350,000	1,633,000	69.5%
Income Tax Provision	1,043,000	250,000	793,000	317.2%
Minority Interest	504,000	440,000	64,000	14.5%

Net earnings	3,904,000	3,042,000	862,000	28.3%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform to current year presentation and segmented reporting.)

Revenues for the third quarter of 2008 increased by 41.2% to $287,747,000 as compared to the third quarter of 2007 based on consolidated internal growth of 21.4% and acquisition revenues of $33,187,000. Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year and the impact of foreign exchange translations. Revenue growth continues to be driven by the SunOpta Food Group which realized internal revenue growth of 20.7% in the quarter.

Gross margins for the third quarter in 2008 increased $7,397,000 or 21.8% to $41,308,000 as compared to $33,911,000 in the third quarter of 2007. An increase in margin of $6,243,000 is attributable to the SunOpta Food Group due to acquisitions and higher sales volumes. Opta Minerals contributed $1,233,000 in higher margins mainly due to higher volumes of mill and foundry products. Offsetting these favourable variances were lower margins from SunOpta BioProcess of $79,000 due to additional commissioning costs realized during the final phase of start-up under an equipment supply contract.

SUNOPTA INC.	30	September 30, 2008 10-Q

Selling, general and administrative costs, warehousing and distribution costs and intangible asset amortization increased $7,703,000 to $30,931,000 in the third quarter of 2008. An increase of $1,690,000 is related to increased professional fees as a result of the investigation within the Berry Operations and related legal expenses. The acquisitions of TOC, Newco a.s., MCP and Neo-Nutritionals increased SG&A by $3,080,000 which includes intangible asset amortization. The Board of Directors has decided to reverse its termination plan related to its Chief Executive Officer and Chief Financial Officer and as such, $1,812,000 of severance accruals have been reversed in the current quarter which were previously accrued for in the second quarter. Higher compensation costs associated with increased headcount to support expanded business operations accounts for the remainder of the increase in SG&A costs.

Foreign exchange gains increased $3,978,000 to a gain of $4,345,000 in the quarter ended September 30, 2008 as compared to a gain of $367,000 during the same period in 2007. During the third quarter of 2008 the Company entered into a number of Canadian dollar and Euro forward contracts where gains were locked in prior to reaching their maturity by taking offsetting positions. Due to the volatility of exchange rates in these currencies the Company recorded gains on these transactions of $1,746,000 in the three months ended September 30, 2008. Foreign exchange was also positively impacted by $2,232,000 as a result of unrealized gains on Euro denominated debt owing to the former shareholders of TOC and other realized gains on the translation of other foreign denominated balances. Gains of this magnitude are not expected to be recurring.

Operating income in the third quarter of 2008 increased 63.7%, or $3,672,000, as compared to the same period in 2007. The SunOpta Food Group's operating income increased by $493,000 as increases within the SunOpta International Sourcing and Trading Group and SunOpta Berry Operations and Other were offset by declines within the SunOpta Grains and Foods Group, SunOpta Ingredients Group and SunOpta Distribution Group. Operating improvements of $300,000 were realized in Opta Minerals, whereas SunOpta BioProcess realized a decline in operating income of $729,000 compared to the same period in 2007. A $3,608,000 improvement in operating income was generated at Corporate Services as a result of the foreign exchange gains offset by increased SG&A costs, both noted above.

Interest expense increased by 69.5% to $3,983,000 for the three months ended September 30, 2008 as compared to the third quarter of 2007 due to increased average long-term debt and operating lines of approximately $41,000,000. The increase in debt is primarily related to acquisitions completed during the quarter and additional investment in receivables due to internal growth. The average interest rate for the quarter was approximately 6.6%, which was higher than the prior year's third quarter rate due to higher premiums over LIBOR on borrowed funds during the third quarter of 2008 compared to 2007, as well as higher LIBOR base rates in the same period. Bank indebtedness is approximately 27.4% of accounts receivable and inventory, which is the borrowing base for the operating lines.

The income tax rate for third quarter of 2008 is approximately 19.1% and reflects an expected income tax rate for the year of approximately 22%. The 2007 rate for the quarter was reduced 6.7% in order to reflect an expected year end rate of 17.2%.

SUNOPTA INC.	31	September 30, 2008 10-Q

SunOpta Food Group:

For the three month period ended

	September 30,	September 30,	Change	Change
	2008	2007	$	%
	$	$
Revenue
SunOpta Grains & Foods	88,193,000	65,005,000	23,188,000	35.7%
SunOpta Ingredients	16,553,000	17,424,000	(871,000)	(5.0%)
SunOpta Berry Operations & Other	39,283,000	34,668,000	4,615,000	13.3%
SunOpta International Sourcing & Trading	51,111,000	12,524,000	38,587,000	308.1%
SunOpta Distribution	62,693,000	52,893,000	9,800,000	18.5%

Food Group Revenue	257,833,000	182,514,000	75,319,000	41.3%

Operating Income[1]
SunOpta Grains & Foods	3,171,000	4,369,000	(1,198,000)	(27.4%)
SunOpta Ingredients	700,000	1,478,000	(778,000)	(52.6%)
SunOpta Berry Operations & Other	(1,068,000)	(2,843,000)	1,775,000	(62. 4%)
SunOpta International Sourcing & Trading	1,174,000	379,000	795,000	209.8%
SunOpta Distribution	1,621,000	1,722,000	(101,000)	(5.9%)

Food Group Operating Income	5,598,000	5,105,000	493,000	9.7%
SunOpta Food Group Segment Margin %	2.2%	2.8%

1 Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Food Group contributed $257,833,000, or 89.6% of total Company consolidated revenues, in the third quarter of 2008 versus $182,514,000, 89.6% of total company consolidated revenues in the same period in 2007. This was based on internal growth of 20.7% and acquisition revenues of $31,108,000 including movements related to foreign exchange. The increase in consolidated revenues of 41.3% in the SunOpta Food Group reflects higher SunOpta International Sourcing and Trading revenues driven by the acquisition of TOC. The SunOpta Grains and Food Group also recorded strong revenues based on increased commodity prices and demand for non-genetically modified ("non-GMO") and organic grains and grains-based ingredients and refrigerated and aseptic soymilk. Higher sales within the SunOpta Berry Operations and Other Group were driven by higher sales of healthy fruit snacks and higher brokerage sales. Strong increases in the SunOpta Distribution Group were due to continued strong demand for natural and organic grocery and natural health products.

Operating income in the SunOpta Food Group in the third quarter of 2008, as compared to the third quarter of 2007, increased by $493,000, or 9.7%, to $5,598,000, including the impact of $391,000 in higher corporate cost allocations. The continuing turnaround efforts in the SunOpta Berry Operations contributed $1,775,000 in higher operating income. The SunOpta International Sourcing and Trading Group generated $795,000 in higher operating income mainly due to the acquisition of TOC. These increases were offset by reduced operating income of $1,198,000 from the SunOpta Grains and Foods Group, due to operational inefficiencies, one time costs related to plant expansions and delayed pricing. The SunOpta Ingredients Group reported lower operating income of $778,000 due to higher supply costs that preceded price increases that the Company passed on to customers midway through the quarter, as well as inefficiencies of $523,000 related to the flooding in the Midwestern United States. The SunOpta Distribution Group recorded lower operating income of $101,000 due to higher freight and logistics costs coupled with the impact of the strengthened Canadian dollar versus the U.S. dollar.

A more comprehensive discussion is included below for the various Groups that make up the SunOpta Food Group. Effective January 1, 2008, two divisions previously reported within the SunOpta Ingredients Group were transferred, one to the SunOpta Grains and Foods Group and the other to the SunOpta Distribution Group. In addition, customer rebates in the Distribution Group for the comparative period were reclassed from selling, general and administration expenses and netted against revenue to correspond to the current year's accounting treatment. The impact of these transfers on the three month period ended September 30, 2007 from the previously disclosed comparatives discussed above is as follows:

SUNOPTA INC.	32	September 30, 2008 10-Q

	SunOpta	SunOpta	SunOpta
	Grains and	Ingredients	Distribution	SunOpta Food
	Foods Group	Group	Group	Group
	$	$	$	$
Revenue	181,000	(818,000)	137,000	(500,000)
Gross Margin	164,000	(301,000)	(363,000)	(500,000)
Segment Operating Income [1]	164,000	(257,000)	93,000	-

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

SunOpta Grains and Foods Group

For the three month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenue	88,193,000	65,005,000	23,188,000	35.7%

Gross Margin	7,299,000	8,209,000	(910,000)	(11.1%)

Gross Margin %	8.3%	12.6%		(4.3%)

Segment Operating Income[1]	3,171,000	4,369,000	(1,198,000)	(27.4%)

Segment Margin %	3.6%	6.7%		(3.1%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Grains and Foods Group contributed $88,193,000 in revenues for the third quarter of 2008, a $23,188,000, or 35.7% increase over the same quarter in 2007. This increase was attributed entirely to internal growth and a continued rise in commodity prices on soy, corn and sunflower products when compared to last year. The group realized increases in revenues related to higher demand and prices for non-GMO and organic grains and grains-based food ingredients, including organic oils, sweeteners and dairy products totaling $14,884,000. The group also realized increases of $6,767,000 in aseptic soy and extended shelf life beverage products due to the continued growth in volumes from existing contracts with major resellers and retailers and new business. The impact of this growth was partially offset by operational inefficiencies during the quarter due in part to the expansion of the aseptic filling facility located in Alexandria, Minnesota. Revenues in the sunflower based businesses were $1,911,000 higher than 2007 due to increased demand for in-shell and bakery kernel sunflower products. The roasted products snack food business had decreased revenues of $374,000 versus the prior year due to the loss of certain customers.

Gross margin in the SunOpta Grains and Foods Group decreased by $910,000 to $7,299,000 in the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007. Gross margin as a percentage of revenue of 8.3% was unfavourable to the prior year's third quarter by 4.3%. Higher volumes of grain and grains-based ingredients, offset by higher supply costs resulted in increased gross margins of only $94,000. The sunflower operations recorded decreased margins of $308,000 as higher margins of kernel and bird food grade sunflower products were offset by plant inefficiencies at the Kansas City facility. This facility was temporarily shutdown while the new 2008 sunflower crop was being secured.

The roasted products food business recorded decreased gross margins of $320,000 due to lower volumes and related plant inefficiencies. Margins for the aseptic soy and extended shelf life beverage products segment decreased $376,000 due to delayed pricing that occurred during the quarter to offset increased input costs and certain period costs recorded that are related to our new Modesto and Colorado Mills facilities of $313,000 that are in the process of being built. In addition, inefficiencies at our Minnesota facility impacted margins as the plant expansion was finalized and processing lines were commissioned during the period.

SUNOPTA INC.	33	September 30, 2008 10-Q

Segment operating income decreased by $1,198,000, or 27.4%, in the third quarter of 2008 as compared to the third quarter of 2007. In addition to the lower gross margins of $910,000 noted above, impacting operating income are higher corporate cost allocations of $138,000 and higher SG&A costs of $366,000 mainly attributable to increased staffing levels to support business growth and the higher sales volumes. The remaining variance is due to a lower foreign exchange loss of $216,000 on contracts used to hedge European sales.

The SunOpta Grains and Foods Group expects to realize operating margins between 5 - 7% for 2008. Completion of the expansion at our aseptic packaging facility in Minnesota, in addition to price increases passed on to current customers during the third quarter, are expected to result in increased aseptic packaged products revenues and margins in the fourth quarter of 2008. The Heuvelton facility and Alexandria expansion projects both became fully operational during the third quarter of 2008. Grain margins are expected to remain relatively strong through the balance of 2008. The Grains and Foods Group will continue to incur period costs related to rent, labor, property taxes and travel related to its new Modesto facility through the balance of 2008.

SunOpta Ingredients Group

For the three month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenue	16,553,000	17,424,000	(871,000)	(5.0%)

Gross Margin	2,572,000	3,485,000	(913,000)	(26.2%)

Gross Margin %	15.5%	20.0%		(4.5%)

Segment Operating Income[1]	700,000	1,478,000	(778,000)	(52.6%)

Segment Margin %	4.2%	8.5%		(4.3%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Ingredients Group contributed revenues of $16,553,000 in the third quarter of 2008 as compared to $17,424,000 in the same quarter of 2007, a 5.0% decrease. Reduced revenue primarily resulted from lower dairy blending volumes and selling prices which had an impact of 915,000, and decreased volumes in contract manufacturing, brans operations and other ingredient blending operations which had an impact of $491,000. The reduced revenue was offset by the higher oat and soy fiber volumes which increased revenues by $535,000.

Compared to the same quarter in the prior year, gross margins in the Ingredients Group decreased by $913,000 and the margin rate decreased by 4.5% to 15.5% of revenue. The decrease in the margin rate is due to plant inefficiencies resulting from plant shutdowns and subsequent start-ups following the series of floods that impacted the mid-Western United States. Costs of approximately $525,000 were incurred in the quarter related to these shutdowns and start-ups and the Group is currently completing its business interruption insurance claim to recover some of these costs. Despite higher revenues in the oat and soy fiber operations, higher raw materials and freight costs reduced margins by an additional $200,000. Lower volumes and product mix reduced dairy blending margins by $279,000. The remaining increase of $91,000 in margins is primarily due to price increases and plant efficiencies related to the contract manufacturing operations.

The decrease in segment operating income of $778,000 to $700,000 reflects the unfavourable gross margin variance of $913,000 noted above, offset by favourable SG&A variance of $135,000 as a result of lower compensation and other cost savings.

The SunOpta Ingredients Group continues to focus on diversifying its fiber and ingredient portfolio via a combination of internal development, value-added blends, distribution agreements, and joint ventures. The Ingredients Group executed a price increase during the third quarter of 2008 to offset the higher input costs and anticipates to recover costs through insurance proceeds due to business interruption insurance. The Group continues to target operating margins of 12-15% and expects to realize these levels over time through a combination of pricing, cost reduction and value added initiatives.

SUNOPTA INC.	34	September 30, 2008 10-Q

SunOpta Berry Operations and Other

For the three month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenue	39,283,000	34,668,000	4,615,000	13.3%

Gross Margin	3,565,000	978,000	2,587,000	264.5%

Gross Margin %	9.1%	2.8%		6.3%

Segment Operating Income[1]	(1,068,000)	(2,843,000)	1,775,000	62.4%

Segment Margin %	(2.7%)	(8.2%)		5.5%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Effective July 1, 2008, the Company re-aligned its segment reporting within the SunOpta Food Group to divide the former SunOpta Fruit Group into two new reporting segments: SunOpta Berry Operations and Other and the SunOpta International Sourcing and Trading Group. SunOpta Berry Operations and Other is comprised of the 2003 acquisition of Kettle Valley Dried Fruit, the 2005 acquisitions of Cleugh's Frozen Foods and Pacific Fruit Processors, the 2006 acquisition of Hess Food Group and the 2007 acquisitions of Congeladora del Rio S.A. de C.V. and Global Trading Inc. and certain assets of Baja California Congelados, S.A. de C.V.

SunOpta Berry Operations and Other contributed revenues of $39,283,000 in the third quarter of 2008 as compared to $34,668,000 in the same period in 2007, a 13.3% increase or $4,615,000. This increase is attributed mainly to increased volume in our brokerage operations of $767,000 and to a change in business in our brokerage operations that led to reporting certain revenue on a gross basis, rather than on a net brokerage basis resulting in increased reported revenues of $2,037,000. Our healthy fruit snacks division increased revenues by $2,620,000 as a result of additional customers and the increased capacity brought on by the new bar forming equipment. These increases were offset by decreased revenues of fruit and fruit purees from our Mexican Berry Operation of $470,000 and lower revenues of $339,000 in our California Berry Operations due to lower volumes in the industrial and private label organic lines offset by increased volumes of fruit topping sales as a result of new product offerings.

Gross margins in the SunOpta Berry Operations and Other increased by $2,587,000 in the third quarter of 2008 to $3,565,000, or 9.1% of revenue, as compared to 2.8% of revenues in the third quarter of 2007. During the third quarter of 2008, the California Berry Operations sold through inventory that had an associated provision of $818,000 to reduce its carrying value to a net realizable amount. Comparatively, in the third quarter of 2007, a provision to reduce the carrying value of inventory that was being carried at a cost higher than net realizable value was taken in the amount of $482,000. As a result of the delay in filing our Form 10-K for the year ended December 31, 2007, the provisions established to reduce certain inventory to its net realizable value were prepared using the most current pricing knowledge available. Gross margins were further impacted by period costs that the Company expenses as incurred. The reserves were not established to cover 2008 period expenses such as third party storage costs and utility costs which increased in the third quarter of 2008 by $768,000 compared to the same period in prior year. Offsetting these costs increases in the California Berry Operations is $324,000 as a result of improved plant efficiencies as well as the impact of improved customer pricing for $335,000. Gross margins for the Berry Operations and Other were 9.1% which was impacted by selling excess inventory from 2007 at net realizable value and therefore at no margin. As this inventory turns over, margins in the Berry Operations should improve to our long-term targets of 15-18%.

Gross margin improved by $1,063,000 in brokerage, healthy fruit snacks, and fruit toppings operations primarily due to increased volumes partially due to expanded product offerings. The Mexican Berry Operation realized $333,000 higher margins due mainly to sales of lower cost, current year manufactured inventory, as the inventory sold in the third quarter of 2007 was subject to a fair value mark-up as part of the initial purchase accounting.

Segment operating income in the SunOpta Berry Operations and Other increased by $1,775,000 to a loss of $1,068,000 in the third quarter of 2008 as compared to a loss of $2,843,000 in the third quarter of 2007. In addition to the increase in gross margin of $2,587,000 noted above, bad debt expense decreased compared to the third quarter of 2007 by $287,000. Offsetting these favourable variances was an increase in compensation costs of $955,000 due to severance, increased headcount to support expanded business development, new industrial product programs, and initiatives to improve internal processes. Corporate allocated costs increased by $238,000. The remaining improvement in operating income is due to lower foreign exchange losses of $94,000.

SUNOPTA INC.	35	September 30, 2008 10-Q

Both Berry Operations and the Healthy Fruit Snack Operations are in transition years. We expect that the latest round of price increases, within the Berry Operations, will lead to improved gross margins. The full impact of these price increases will be realized in 2009 as the fourth quarter is seasonally low for both production and sales. In addition, Berry Operations continues to focus on product innovation, reduction of non-core inventory levels as well as improved operating efficiencies. Healthy fruit snack operations are expected to improve as efficiencies on the new bar forming equipment are realized and new innovative products are launched.

SunOpta International Sourcing and Trading Group

For the three month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenue	51,111,000	12,524,000	38,587,000	308.1%

Gross Margin	5,457,000	2,098,000	3,359,000	160.1%

Gross Margin %	10.7%	16.8%		(6.1%)

Segment Operating Income[1]	1,174,000	379,000	795,000	209.8%

Segment Margin %	2.3%	3.0%		(0.7%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Effective July 1, 2008, the Company re-aligned its segment reporting within the SunOpta Food Group to divide the former SunOpta Fruit Group into two new reporting segments: SunOpta Berry Operations and Other and the SunOpta International Sourcing and Trading Group. The SunOpta International Sourcing and Trading Group is comprised of the Organic Ingredients acquisition in 2004, and the TOC acquisition in 2008.

The SunOpta International Sourcing and Trading Group recognized revenues of $51,111,000 in the third quarter of 2008 as compared to $12,524,000 in the same period in 2007, a 308.1% or $38,587,000 increase. Internal growth within the group was 19.3% and includes growth on base business plus growth on acquisitions from the date of acquisition over the previous years, including the impact of foreign exchange translation. The acquisition of the TOC on April 2, 2008 provided $37,648,000 in additional revenues. Additionally, Organic Ingredients had increased revenues of $939,000 due to higher volumes of private label sales.

Gross margins in the SunOpta International Sourcing and Trading Group increased $3,359,000 in the three months ended September 30, 2008 to $5,457,000 or 10.7% of revenue, as compared to 16.8% of revenue in the third quarter of 2007. An increase of $3,600,000 is related to the acquisition of TOC. This was offset by lower margins from the Organic Ingredients of $241,000 as margins were affected by higher raw material, distribution and storage costs beyond what was passed on in pricing to customers within the quarter.

Segment operating income increased by $795,000 to $1,174,000 over the same period in 2007, an increase of 209.8%. The increase in operating income reflects the favourable gross margin variance of $3,359,000 noted above and foreign exchange gains of $195,000, offset by an increase in SG&A costs of $2,759,000. The acquisition of TOC contributed an incremental increase in SG&A costs of $2,588,000 while Organic Ingredients had increased SG&A of $171,000 due to additional headcount to support expanded business operations and improved quality assurance programs.

TOC is expected to significantly expand the supply channel and product offerings available to the SunOpta International Sourcing and Trading Group as well as drive synergies within the group. Strategic expansions of the Group's network are evidenced by the recent joint venture to set up an organic sesame seed hulling operation in Ethiopia, as well as the assumption of control of the organic coffee sourcing and processing assets of Alanheri Produkten BV.

SUNOPTA INC.	36	September 30, 2008 10-Q

SunOpta Distribution Group

For the three month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenue	62,693,000	52,893,000	9,800,000	18.5%

Gross Margin	16,618,000	14,498,000	2,120,000	14.6%

Gross Margin %	26.5%	27.4%		(0.9%)

Segment Operating Income[1]	1,621,000	1,722,000	(101,000)	(5.9%)

Segment Margin %	2.6%	3.3%		(0.7%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Distribution Group contributed revenues of $62,693,000 in the third quarter of 2008, an increase of $9,800,000 or 18.5% over the same quarter of the prior year. Internal growth within the Group was 16.8% which includes the impact of the Neo-Nutritionals Inc. acquisition which resulted in increased revenues of $934,000. In addition, revenues were favourably impacted by an increase in natural and organic grocery sales of $6,587,000 and an increase in natural and organic product lines and new listings. The natural health sector of the Distribution Group recorded $1,454,000 in improved revenues due to the continued strength from new listings, new product lines and increased capabilities in Western Canada. Revenues within the produce business increased $825,000 due to growth in the western region partly offset by decreases in the eastern region due to increased competitive pressures.

Gross margin in the Distribution Group increased by $2,120,000 in the third quarter of 2008 to $16,618,000, or 26.5% of revenue compared to the third quarter of 2007. As a percentage of revenues, gross margin decreased by 0.9%. The acquisition of Neo-Nutritionals Inc. contributed $290,000 of higher gross margins compared to the third quarter of 2007. Higher gross margins were also realized from stronger revenues in the natural and organic groceries segment of $1,924,000. Gross margins in the natural health operations increased by only $42,000, at a slower rate than revenues, due to product mix. The remaining decline of $136,000 in gross margins is primarily related to increased pricing pressures in the produce business particularly in the eastern region.

Combined SG&A and warehousing and distribution costs ("W&D") increased by $2,125,000 to $15,007,000 as compared to the same quarter in the previous year. As a percentage of revenues these expenses decreased to 23.9% of revenues versus 24.4% in the same quarter of the prior year. The December 2007 acquisition of Neo-Nutritionals Inc. added incremental SG&A and W&D of $251,000, or 26.9% of their revenue. Higher variable SG&A and W&D of $1,779,000 was incurred as a direct result of stronger volumes. The increase includes costs related to a new grocery distribution centre in western Canada, and higher freight and storage costs associated with larger volumes. The remaining SG&A variance of $95,000 is related to higher corporate cost allocations.

The decrease in segment operating income of $101,000 to $1,621,000 for the third quarter of 2008 reflects the noted increase in adjusted gross margins of $2,120,000 offset by increased costs related to W&D and SG&A of $2,125,000 and a decline in foreign exchange gains of $96,000.

The SunOpta Distribution Group continues to focus on growing its customer base and maximizing warehouse utilization in its facilities, the expansion of exclusive brands and introduction of new brands through all distribution channels, the reduction of spoilage and achieving other operating efficiencies through continuous improvement.

SUNOPTA INC.	37	September 30, 2008 10-Q

Opta Minerals Inc.

For the three month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenue	29,440,000	20,485,000	8,955,000	43.7%

Gross Margin	6,371,000	5,138,000	1,233,000	24.0%

Gross Margin %	21.6%	25.1%		(3.5%)

Segment Operating Income[1]	2,536,000	2,236,000	300,000	13.4%

Segment Margin %	8.6%	10.9%		(2.3%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Opta Minerals contributed $29,440,000, or 10.2%, of the total Company consolidated revenues in the third quarter of 2008, versus $20,485,000, or 10.1%, in the same period of 2007. This increase in revenues is mainly due to the acquisitions of MCP of France in July of 2008, and Newco in July 2007, impacting revenues by $3,866,000 and due to higher magnesium prices and sales to new customers in the Magtech and Bimac operations impacting revenue by $4,706,000. The remaining net increase of $383,000 in revenues is a result of favourable mill and foundry sales offset by unfavourable volumes in abrasive products.

Gross margins were $6,371,000 in the three months ended September 30, 2008, or 21.6% of revenue, versus $5,138,000 in the three months ended September 30, 2007, or 25.1% of revenue. A net increase of $790,000 resulted from the higher volume of steel products in the mill and foundry operations. The remaining variance of $443,000 is mainly due to higher volumes in the Canadian abrasive operations.

The increase in operating income of $300,000 to $2,536,000 reflects the noted increase in gross margins of $1,233,000 offset by increased SG&A and foreign exchange losses totaling $933,000. Included in the increased SG&A are costs attributable to the acquisitions of Newco and MCP France totaling $241,000 and an increase of $188,000 primarily attributable to incremental audit, tax, consulting, regulatory fees, employee costs and an appreciation in the Canadian dollar. The remaining difference is due to a foreign exchange loss of $504,000 resulting from a Slovak Koruna denominated promissory note due to the former owners of Newco.

Opta Minerals continues to develop and introduce new products into the marketplace. In addition, it has continued with strategic acquisitions as evidenced by its acquisition of MCP Mg-Serbien SAS ("MCP"). MCP is located in Romans sur Isere, France and offers diverse ground magnesium products similar to those offered from Opta Mineral's existing operations in North America. In 2008, Opta Minerals has introduced a staurolite-based abrasive into the North American market as well as other new products. SunOpta owns 66.6% of Opta Minerals and segment operating income is presented prior to minority interest expense.

SunOpta BioProcess

For the three month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenue	474,000	779,000	(305,000)	(39.2%)

Gross Margin	(574,000)	(495,000)	(79,000)	(16.0%)

Gross Margin %	(121.1%)	(63.5%)		(57.6%)

Segment Operating Loss[1]	(1,541,000)	(812,000)	(729,000)	(89.8%)

Segment Margin %	(325.1%)	(104.2%)		(220.9%)

1 (Operating Loss is defined as "Earnings before the following" excluding the impact of "Other expense, net")

SUNOPTA INC.	38	September 30, 2008 10-Q

Revenues were $474,000 for the three months ended September 30, 2008 versus $779,000 in same period of 2007. Revenues in the quarter were generated from research and development services as well as change orders and ancillary services performed on an equipment supply contract. Revenues in the third quarter of 2007 were derived from the percentage of completion on equipment supply contracts for the production of cellulosic ethanol with key customers in Europe and the United States.

Gross margin losses in the group were $574,000 for the three months ended September 30, 2008 versus gross margin losses of $495,000 during the same period of the prior year. Gross margin losses in the quarter were caused by additional commissioning costs of $420,000 incurred during the final phase of start-up under an equipment supply contract. SunOpta BioProcess is attempting to recover some of these additional start-up costs. The margin losses in the prior year reflected incremental material costs on projects, additional project costs due to scope changes, and certification costs that were not reimbursable by the client.

Segment operating losses increased $729,000 in the third quarter of 2008 compared to the third quarter of 2007. The increase in SG&A costs is the result of additional professional fees of $400,000 relating to legal disputes that are being resolved though arbitration. Offsetting the increased SG&A expenses are net savings of $113,000 related to the Group's cost saving initiatives.

The $363,000 decrease in foreign exchange gains from the prior year is reflective of the group's decision to move its Canadian denominated cash balance to U.S. funds at the beginning of the fiscal year thereby minimizing potential foreign exchange risk presented by a weakening Canadian dollar.

SunOpta BioProcess continues to focus on business development and the commercialization of cellulosic ethanol. Interest in cellulosic ethanol continues to increase as many countries become more responsive to environmental concerns and desire to reduce their dependence on crude oil.

SunOpta Corporate Services

For the three month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%
Segment Operating
Income/(Loss)[1]	2,841,000	(767,000)	3,608,000	(470.4%)

1 (Operating Income/Loss is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Operating loss in Corporate Services decreased by $3,608,000 in the third quarter of 2008 compared to the same period in 2007. Increases in SG&A expenses of $737,000 were offset by foreign exchange gains of $4,345,000. The increase in SG&A costs is the result of increased professional fees of $1,695,000 primarily due to the investigation in the Berry Operations. Also contributing to the increased SG&A costs is $1,245,000 mainly attributable to increased compensation costs due to additional headcount within Corporate Services to provide back office support to the various SunOpta operating Groups. Offsetting these higher SG&A costs were additional corporate cost allocations of $391,000. These costs were offset by the reversal of the severance accrual in the amount of $1,812,000 related to the Board of Director's decision to reverse its senior management transition plan and foreign exchange gains on forward contracts and the translation of foreign denominated assets and liabilities totalling $4,345,000.

The foreign exchange gain is primarily due to favourable movements of currency from Canadian to U.S. dollars with the use of forward contracts in the volatile foreign currency markets and to unrealized gains on the Euro debt owing to the former shareholders of TOC. Gains of this magnitude are not expected to be recurring.

SUNOPTA INC.	39	September 30, 2008 10-Q

Operations for the Nine months ended September 30, 2008 Compared With the Nine months ended September 30, 2007

Consolidated

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenue
SunOpta Food Group	733,001,000	535,501,000	197,500,000	36.9%
Opta Minerals	76,058,000	55,342,000	20,716,000	37.4%
SunOpta BioProcess	1,077,000	1,813,000	(736,000)	(40.6%)

Total Revenue	810,136,000	592,656,000	217,480,000	36.7%

Operating Income[1]
SunOpta Food Group	20,877,000	16,205,000	4,672,000	28.8%
Opta Minerals	7,891,000	5,744,000	2,147,000	37.4%
SunOpta Bio Process	(3,181,000)	(1,720,000)	(1,461,000)	(84.9%)
Corporate Services	(5,264,000)	(3,836,000)	(1,428,000)	37.2%

Total Operating Income	20,323,000	16,393,000	3,930,000	24.0%

Other Expense, net	-	86,000	(86,000)	100.0%
Interest Expense	10,484,000	6,079,000	4,405,000	72.5%
Income Tax Provision	2,165,000	1,763,000	402,000	22.8%
Minority Interest	1,565,000	964,000	601,000	62.3%

Net earnings	6,109,000	7,501,000	(1,392,000)	(18.6%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Revenues in the nine months ended September 30, 2008 increased by 36.7% to $810,136,000 based on internal growth of 20.7% and acquisition revenues of $78,606,000. Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year in addition to the impact of foreign exchange movements and the effects on translations to U.S. dollars. Revenue growth continues to be led by internal growth of 21.2% in the SunOpta Food Group, driven primarily by strong internal growth in SunOpta Grains and Foods Group and SunOpta Distribution Group.

Gross margins increased $28,195,000 or 28.4% to $127,377,000 in the nine months ended September 30, 2008 as compared to $99,182,000 for the nine months ended September 30, 2007. Margin growth continues to be led by the SunOpta Food Group which realized $23,209,000 in higher margins. This is mainly due to the acquisition within the SunOpta International Sourcing and Trading Group and increases in the SunOpta Grains and Foods the SunOpta Distribution Groups. The remaining margin increase of $4,986,000 is primarily due to acquisitions and higher sales volumes in Opta Minerals.

Warehouse and Distribution costs for the nine months ended September 30, 2008 were $16,182,000, an increase of $1,077,000 as compared to the same period in 2007. The increase is attributable to the higher freight costs associated with higher sales volumes within the SunOpta Distribution Group

Selling, General and Administrative ("SG&A") costs and intangible asset amortization increased $27,708,000 to $96,208,000 in the nine months ended September 30, 2008 as compared to the same period in 2007. An increase of $7,362,000 is related to increased professional fees incurred primarily as a result of the investigation in the Berry Operations. The acquisitions of TOC, Newco a.s., MCP, the Mexican Berry Operations and Neo-Nutritionals increased SG&A by $7,386,000. The remaining SG&A variance of $12,960,000 is mainly comprised of higher compensation costs and other variable costs to support expanded business operations.

Foreign Exchange gains increased $4,520,000 to $5,336,000 in the nine months ended September 30, 2008 as compared to a gain of $816,000 during the same period in 2007. During the nine months ended September 30, 2008 the Company entered into a number of Canadian dollar and Euro forward contracts where gains were locked in prior to reaching their maturity by taking offsetting positions. Due to the volatility of exchange rates in these currencies the Company recorded gains on these transactions of $3,189,000 during this period. Foreign exchange was also positively impacted by $1,331,000 as a result of unrealized gains on Euro denominated debt owing to the former shareholders of TOC and as a result of the translation of other foreign currency denominated balances. Gains of this magnitude are not expected to be recurring.

SUNOPTA INC.	40	September 30, 2008 10-Q

Operating income increased by $3,930,000, representing an increase of 24.0% over the nine months ended September 30, 2007. Included in the results of Corporate Services are costs of approximately $7,362,000 due to higher corporate professional fees primarily due to the investigation in the Berry Operations. Further details on revenue, gross margin and operating income are provided below by operating group.

Compared to the nine month period ended September 30, 2007, interest expense increased by 72.5% to $10,484,000 due to increased long-term debt and operating lines net of cash on hand. The increase in debt is primarily related to acquisitions completed over the past twelve months and an increase in accounts receivable due to internal growth, in addition to higher base LIBOR rates and increased premiums due to certain financial ratios of the Company as outlined in the credit agreement.

The income tax rate for the first nine months of 2008 is approximately 22.0% to reflect the expected taxable income which is higher than the 17.2% reported in the first nine months of 2007 due to higher expected increased earnings before income tax.

Segmented Operations Information

(Note: Certain prior period figures have been adjusted to conform to current period presentation and segmented reporting.)

SunOpta Food Group:

For the nine month period ended

	September 30,	September 30,	Change	Change
	2008	2007	$	%
	$	$
Revenue
SunOpta Grains & Foods	247,235,000	183,187,000	64,048,000	35.0%
SunOpta Ingredients	50,327,000	51,611,000	(1,284,000)	(2.5%)
SunOpta Berry Operations & Other	117,912,000	101,648,000	16,264,000	16.0%
SunOpta International Sourcing & Trading	116,411,000	40,347,000	76,064,000	188.5%
SunOpta Distribution	201,116,000	158,708,000	42,408,000	26.7%

Food Group Revenue	733,001,000	535,501,000	197,500,000	36.9%

Operating Income[1]
SunOpta Grains & Foods	14,265,000	12,359,000	1,906,000	15.4%
SunOpta Ingredients	2,304,000	3,666,000	(1,362,000)	(37.2%)
SunOpta Berry Operations & Other	(7,021,000)	(8,275,000)	1,254,000	15.2%
SunOpta International Sourcing & Trading	3,038,000	1,975,000	1,063,000	53.8%
SunOpta Distribution	8,291,000	6,480,000	1,811,000	27.9%

Food Group Operating Income	20,877,000	16,205,000	4,672,000	28.8%
SunOpta Food Group Segment Margin %	2.8%	3.0%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Food Group contributed $733,001,000, or 90.5% of total Company consolidated revenues, in the nine months ended September 30, 2008 versus $535,501,000 in the same period in 2007. The revenue increase of 36.9% in the SunOpta Food Group reflects very strong sales growth from the SunOpta International Sourcing and Trading Group mainly due to the acquisition of TOC. Revenue growth within the SunOpta Distribution Group was due to improved sales in grocery and natural health products. Continued strength in soybean, corn, sunflower and soymilk revenues in the SunOpta Grains and Foods Group also contributed to higher Food Group sales. Favourable sales from the SunOpta Berry Operations were due to the acquisition of the Mexican operations in addition to higher volumes of healthy fruit snacks from the new bar forming equipment. This was offset by lower revenues in the SunOpta Ingredients group due to the weakness in the dairy blending operations.

SUNOPTA INC.	41	September 30, 2008 10-Q

Segment operating income in the SunOpta Food Group increased by 28.8% to $20,877,000 compared to the same nine month period in 2007. The increase in segment operating income is mainly due to strong margins from sales of grains and grains-based ingredients in the SunOpta Grains and Foods Group of $1,906,000 and the acquisition of TOC within the SunOpta International Sourcing and Trading Group which added an incremental $1,063,000 of operating income. Continued strength in the SunOpta Distribution Group due to increased margin from grocery and natural health products improved operating income by $1,811,000. The continued turnaround at the SunOpta Berry Operations improved operating income by $1,254,000. Offsetting the improvements are reduced operating income of $1,362,000 in the Ingredients Group due to higher supply costs beyond what was passed through in pricing, in addition to temporary plant shutdowns and additional costs related to the flooding in the mid-western United States of approximately $870,000. The Food Group's results also include the impact of higher corporate cost allocations of $1,992,000.

Effective January 1, 2008, two divisions previously reported within the SunOpta Ingredients Group were transferred, one to the SunOpta Grains and Foods Group and the other to the SunOpta Distribution Group. In addition, customer rebates in the Distribution Group were reclassed from selling, general and administration expenses and netted against revenue to conform to current year's accounting treatment. The impact of these transfers on the nine month period ending September 30, 2008 from the previously disclosed comparatives discussed above is as follows:

	SunOpta	SunOpta	SunOpta
	Grains and	Ingredients	Distribution	SunOpta Food
	Foods Group	Group	Group	Group
	$	$	$	$
Revenue	1,154,000	(3,104,000)	450,000	(1,500,000)
Gross Margin	751,000	(1,187,000)	(1,064,000)	(1,500,000)
Segment Operating Income [1]	751,000	(1,060,000)	309,000	-

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

SunOpta Grains & Foods Group

For the nine month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenue	247,235,000	183,187,000	64,048,000	35.0%

Gross Margin	26,268,000	23,063,000	3,205,000	13.9%

Gross Margin %	10.6%	12.6%		(2.0%)

Segment Operating Income[1]	14,265,000	12,359,000	1,906,000	15.4%

Segment Margin %	5.8%	6.7%		(0.9%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Grains and Foods Group contributed $247,235,000 in revenues in the first nine months of 2008, an increase of $64,048,000 or 35.0% over the same period in the previous year. This increase was attributed entirely to internal growth which was partially driven by commodity price increases. The group realized significant revenue increases of $45,151,000 due to higher demand and commodity prices for organic corn, organic soy, IP soy and food ingredients. Revenues were also favorably impacted by a net increase of $12,364,000 due to higher net volumes in soymilk based product sales and roasted grain products. Sunflower product sales contributed $6,533,000 of the increased revenue due to higher pricing and demand.

Gross margin in the Grains and Foods Group increased by $3,205,000 in the nine months ended September 30, 2008 to $26,268,000 or 10.6% of revenue, compared to 12.6% of revenue in the same period in 2007. Higher sales volumes and commodity prices have improved margins in corn, soybean and food ingredient products by $3,389,000. Sunflower product margins have increased $1,560,000 due to improved volumes and pricing. These were offset by lower net margin realized on soymilk and roasted grain products of $1,744,000 due to the increased costs of raw material inputs and plant inefficiencies related to plant expansions and commissioning costs.

SUNOPTA INC.	42	September 30, 2008 10-Q

SG&A for the nine month period ended in September 30, 2008 increased to $12,080,000 from $10,566,000 in the prior year period. The increase is attributed to higher corporate cost allocations of $834,000, and an increase of $680,000 mainly due to additional headcount and related costs.

Segment operating income increased by $1,906,000 or 15.4% reflecting higher gross margins of $3,205,000 noted above, offset by the increases in SG&A of $1,514,000. The remaining favourable variance of $215,000 was due to foreign exchange.

SunOpta Ingredients Group

For the nine month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenue	50,327,000	51,611,000	(1,284,000)	(2.5%)

Gross Margin	7,978,000	9,907,000	(1,929,000)	(19.5%)

Gross Margin %	15.9%	19.2%		(3.3%)

Segment Operating Income[1]	2,304,000	3,666,000	(1,362,000)	(37.2%)

Segment Margin %	4.6%	7.1%		(2.5%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta Ingredients Group contributed revenues of $50,327,000 in the first nine months of 2008 compared to $51,611,000 in the same period in 2007, a 2.5% decrease. The decrease is attributable to lower dairy blending revenues of $3,416,000 resulting from lower commodity prices, and lower volumes of contract manufacturing, brans and other ingredient blending operations impacting revenue by $1,190,000. The reduced revenues were partially offset by higher sales of oat and soy fiber products of $3,322,000.

In the first nine months of 2008, gross margin in the Ingredients Group decreased by $1,929,000 and the margin rate decreased by 3.3% to 15.9% of revenue compared to the first nine months of 2007. Decreased margin of $863,000 is attributable to reduced volumes resulting from weaker market conditions in dairy blending products. Lower volumes and selling prices in contract manufacturing and ingredient blending, and increased raw material costs in the bran operations further lowered margins by $320,000. Also included in the reduced margins of fiber products is approximately $867,000 associated with the series of floods that affected the mid-western United States. The Company is currently finalizing business interruption claims to obtain reimbursements for these costs. Offsetting the reduced fiber margin due to the flood is approximately $121,000 in increased margins of fiber products. While absolute margin of fiber products increased, margin rates on fiber products declined in the first nine months as input costs increased faster than the Group's ability to pass these costs onto customers via increased pricing.

SG&A expense in the first nine months of 2008 was $5,674,000, $567,000 less than the $6,241,000 expense in the same period in the prior year. The decrease is primarily due to reduced compensation costs and general cost saving initiatives of $371,000 and decreased corporate cost allocations of $196,000.

The decrease in segment operating income of $1,362,000 to $2,304,000 reflects the variances noted above.

SUNOPTA INC.	43	September 30, 2008 10-Q

SunOpta Berry Operations and Other

For the nine month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenue	117,912,000	101,648,000	16,264,000	16.0%

Gross Margin	6,432,000	3,173,000	3,259,000	102.7%

Gross Margin %	5.5%	3.1%		2.4%

Segment Operating Income[1]	(7,021,000)	(8,275,000)	1,254,000	15.2%

Segment Margin %	(6.0%)	(8.1%)		2.1%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

SunOpta Berry Operations and Other contributed revenues of $117,912,000 in the first nine months of 2008 as compared to $101,648,000 in 2007, a 16.0% or $16,264,000 increase. Internal growth within the group was 9.0% in the first nine months of 2008.

The Group's Healthy Fruit Snacks division realized increased revenues of $9,285,000 as a result of additional customers and the increased capacity brought on by the new bar forming equipment. The acquisition of the Mexican Berry Operations in May 2007 contributed $5,842,000 in incremental revenues versus the same period in 2007. Revenue in the Group's brokerage operations increased by $2,624,000 due to improved volumes as well as a change in business during the third quarter of 2008 that led to reporting certain revenue on a gross basis, rather than on a net basis. These increases were offset by reduced sales in the California and Mexican Berry Operations of $1,487,000 mainly due to lower industrial and private label volumes of organic fruit and fruit purees despite increased sales in our fruit topping division due to expanded product offerings.

Gross margins in the SunOpta Berry Operations and Other increased by $3,259,000 in the nine months ended September 30, 2008 to $6,432,000, or 5.5% of revenue, as compared to 3.1% of revenue in the same period in 2007. In the first nine months of 2008 the California Berry Operations sold through inventory that had an associated reserve of $2,191,000 to reduce its value to a net realizable amount. Comparatively, in the first nine months of 2007, a provision to reduce the carrying value of inventory that was being carried at a cost higher than net realizable value resulted in a charge of $1,416,000. As a result of the delay in filing our Form 10-K for the year ended December 31, 2007, the provisions established to reduce certain inventory to its net realizable value were prepared using the most current pricing knowledge available. Gross margins were further impacted by period costs that the Company expenses as incurred. The reserves were not established to cover 2008 period costs such as third party storage costs and utility costs which increased in the first nine months of 2008 by $3,697,000 compared to the same period in the prior year. In order to reduce these storage and other handling costs on inventories, the Company has undertaken efforts to sell through the stock of inventory that existed at December 31, 2007. As a result of these efforts, lower production volumes in the first half of 2008 led to plant inefficiencies, negatively impacting margins by $1,690,000. Offsetting these costs increases in the California Berry Operations is the impact of improved customer pricing on gross margins for $3,703,000.

Gross margin improved $553,000 in our brokerage, and healthy fruit snacks, fruit toppings and Mexican berry operations primarily due to increased volumes partially due to expanded product offerings. The acquisition of the Mexican Berry Operation incrementally added $783,000 to gross margin in the nine months ended September 2008.

Segment operating income in the SunOpta Berry Operations and Other increased by $1,254,000 to a loss of $7,021,000 in the nine months ended September 30, 2008 as compared to a loss of $8,275,000 in the same period of 2007. In addition to the increase in gross margin of $3,259,000 noted above, bad debt expense decreased by $683,000. Offsetting these favourable variances was an increase in compensation and other costs of $1,685,000 due to severance, increased headcount to support expanded business development, new industrial product programs, and initiatives to improve internal processes. The corporate cost allocation increased by $869,000, and the acquisition of the Mexican Berry Operation incrementally added $588,000 in SG&A related expenses. The remaining increase in operating income versus the same period in 2007 is due to increased foreign exchange gains of $454,000.

SUNOPTA INC.	44	September 30, 2008 10-Q

The California Berry Operations has continued to work through the inventory that was previously written down to net realizable value. Margins realized on these types of products, which were mainly related to bulk industrial and bi-products inventory, were minimal and resulted in operating losses in the first three quarters of 2008. However, as the California Berry Operations transitions to more a favourable sales mix, improves plant efficiencies and realizes price increases which occurred in the third quarter, we expect operating results to improve.

SunOpta International Sourcing and Trading Group

For the nine month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenue	116,411,000	40,347,000	76,064,000	188.5%

Gross Margin	14,358,000	6,764,000	7,594,00	112.3%

Gross Margin %	12.3%	16.8%		(4.5%)

Segment Operating Income[1]	3,038,000	1,975,000	1,063,000	53.8%

Segment Margin %	2.6%	4.9%		(2.3%)

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

The SunOpta International Sourcing and Trading Group contributed revenues of $116,411,000 in the first nine months of 2008 as compared to $40,347,000 in the same period in 2007, a $76,064,000 increase or 188.5%. Internal growth within the group was 15.3%, which included growth on TOC's base business and foreign exchange revaluations. The acquisition of TOC contributed incremental revenues of $74,851,000 over the same period in the prior year. Higher volumes of private label sales at Organic Ingredients added $1,213,000 in increased revenues.

Gross margins in the SunOpta International Sourcing and Trading Group increased $7,594,000 during the nine months ended September 30, 2008 to $14,358,000 or 12.3% of revenue, as compared to 16.8% of revenue in the same period in 2007. Of this increase, $7,543,000 is due to the acquisition of TOC. The remaining increase of $51,000 in gross margins is related to higher private label sales at Organic Ingredients, offset by higher raw material, distribution and storage costs.

SG&A costs increased $6,473,000 to $11,262,000 when compared to the same period in the prior year. Of this increase, $5,425,000 is due to the acquisition of TOC and $847,000 is due to higher variable costs related to the expanded business operations of Organic Ingredients. The remaining unfavourable variance in SG&A is due to increased corporate cost allocations of $201,000.

Segment operating income in the SunOpta International Sourcing and Trading Group increased by $1,063,000 to $3,038,000 in the nine months ended September 30, 2008, compared to operating income of $1,975,000 during the first nine months of 2007. In addition to the gross margin and SG&A variances noted above, the group incurred additional foreign exchange losses of $58,000 compared to the same period in 2007.

SunOpta Distribution Group

For the nine month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenue	201,116,000	158,708,000	42,408,000	26.7%

Gross Margin	54,450,000	43,370,000	11,080,000	25.6%

Gross Margin %	27.1%	27.3%		(0.2%)

Segment Operating Income[1]	8,291,000	6,480,000	1,811,000	28.0%

Segment Margin %	4.1%	4.1%		0%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

SUNOPTA INC.	45	September 30, 2008 10-Q

The SunOpta Distribution Group contributed revenues of $201,116,000 in the first nine months of 2008, an increase of $42,408,000 or 26.7% over the same period in the prior year. Internal growth within the Distribution Group, including internal growth on acquired companies, was 24.8% and includes the effects of a strengthened Canadian dollar versus the U.S. dollar. The Neo-Nutritionals Inc. acquisition contributed incremental revenue of $2,661,000 over the same period in the prior year. Revenues were favourably impacted by an increase in natural and organic grocery sales of $25,238,000 due to an expansion of natural and organic product lines and new listings at a major retailer. The natural health sector of the Distribution Group recorded $10,695,000 in improved revenues due to the continued strength from new listings, new product lines and increased presence in western Canada. The Group's produce business had increased revenues $3,814,000 due to the continued growth in the western region.

Gross margin in the Distribution Group increased by $11,080,000 in the nine months ended September 30, 2008 to $54,450,000 or 27.1% of revenues. As a percentage of revenues, gross margin decreased by 0.2% due to product mix in the natural health operations and price pressures in the produce business. The acquisition of Neo-Nutritionals Inc contributed $964,000 of higher gross margins compared to the nine months ended September 30, 2007. Increased gross margins of $7,383,000 were realized due to higher volumes in the natural and organic groceries segment, while strong sales in our natural health operations contributed $2,536,000 in additional margins versus prior year. The remaining margin increase of $197,000 is related to growth in our Western produce operations.

Combined SG&A and W&D costs increased by $8,831,000 to $46,070,000 compared to the same period in the previous year. As a percentage of revenues, SG&A and W&D have decreased to 22.9% of revenues versus 23.5% in the comparative period. The December 2007 acquisition of Neo-Nutritionals added incremental SG&A and W&D costs of $697,000 in the first nine months of 2008, or 26.2% of their revenue. Higher variable SG&A and W&D costs of $7,848,000 were incurred as a result of the stronger revenues. The increase included costs related to a new grocery distribution centre in western Canada and the expanded warehouse in Toronto, in addition to higher freight and storage costs associated with increased volumes. The remaining SG&A variance of $286,000 is related to higher corporate cost allocations.

The increase in segment operating income of 28.0% or $1,811,000 to $8,291,000 reflects the noted increase in adjusted gross margins of $11,080,000 offset by increased costs related to W&D and SG&A of $8,831,000 and a decline in foreign exchange gains of $438,000.

Opta Minerals Inc.

For the nine month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenue	76,058,000	55,342,000	20,716,000	37.4%

Gross Margin	18,524,000	13,639,000	4,885,000	35.8%

Gross Margin %	24.4%	24.7%		(0.3%)

Segment Operating Income[1]	7,891,000	5,744,000	2,147,000	37.4%

Segment Margin %	10.4%	10.4%		0.0%

1 (Operating Income is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Opta Minerals contributed $76,058,000, or 9.4% of the total Company consolidated revenues in the first nine months of 2008, versus $55,342,000, or 9.3%, in the same period in 2007. Revenues increased by $8,105,000 due to the acquisitions of MCP in July of 2008, Newco in July of 2007 and a new production facility in Laval, Quebec. In addition to these expansion initiatives, revenues increased by $9,125,000 due to higher magnesium prices and related new customers. The remaining net increase of $3,486,000 in revenues was a result of favourable mill and foundry sales and favourable volumes in Canadian abrasive products, offset by lowered demand from the U.S. abrasive operations due to weakness in the U.S. markets.

Gross margins were $18,524,000 in the nine months ended September 30, 2008, or 24.4% of revenue versus $13,639,000 in the same period of 2007, or 24.7% of revenues. Gross margins increased by $2,676,000 as a result of the MCP and Newco acquisitions, while higher prices and new customers related to magnesium operations contributed $1,130,000 in improved gross margins. The remaining net increase of $1,079,000 was attributable to higher revenues in the Canadian abrasive, mill and foundry operations, offset by lower gross margin in the U.S. abrasive operations.

SUNOPTA INC.	46	September 30, 2008 10-Q

The increase in operating income of $2,147,000, to $7,891,000, reflects the noted increase in gross margins of $4,885,000 offset by an increase related to SG&A and foreign exchange losses totaling $2,738,000. Included in the increased SG&A are costs attributed to the acquisitions of Newco and the production facility in Laval totaling $676,000. Also included is $1,299,000 in additional SG&A costs primarily attributable to incremental audit, tax, consulting, regulatory fees and employee costs. The remaining difference is due to additional foreign exchange losses of $763,000 resulting from a Slovak Koruna denominated promissory note due to the former owners of Newco.

SunOpta BioProcess

For the nine month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%

Revenue	1,077,000	1,813,000	(736,000)	(40.6%)

Gross Margin	(633,000)	(734,000)	101,000	13.8%

Gross Margin %	(58.8%)	(40.5%)		(18.3%)

Segment Operating Loss[1]	(3,181,000)	(1,720,000)	(1,461,000)	(84.9%)

1 (Operating Loss is defined as "Earnings before the following" excluding the impact of "Other expense, net")

Revenues for the nine month period ending September 30, 2008 were $1,077,000 versus $1,813,000 in same period in 2007. Revenues in the current year are generated from research and development projects and equipment supply contracts. Revenues in the prior year comparative period were derived from equipment supply contracts for the production of cellulosic ethanol with customers in Europe and the United States.

Gross margin losses in SunOpta BioProcess were $633,000 for the nine month period ending September 30, 2008 versus a loss of $734,000 in the comparable period of the previous year. The negative gross margin in 2008 reflects additional commissioning costs of $589,000 realized during the final phase of start-up on an equipment supply contract. The Company expects to recover these costs from the supplier. The negative margin in the prior year reflects increased material costs on open projects, additional project costs due to scope changes and certification costs that were non-reimbursable.

Segment operating losses increased by $1,461,000 to $3,181,000 for the nine months ending September 30, 2008. In addition to the gross margin losses noted above, total SG&A expenses increased $1,237,000 and a decrease in foreign exchange gains of $325,000 was experienced in the current year. Professional fees increased by $660,000 as the group continues to pursue recourse through arbitration in order to recover amounts owing from an equipment supply contract and the misuse of trade secrets and intellectual property. Other SG&A increased a total of $577,000 mainly related to research and development costs relating to the groups plan to build a commercial scale cellulosic plant in Minnesota.

Foreign exchange gains in 2007 decreased by $325,000 to a loss of $32,000 in the current year as the group moved its Canadian denominated cash balance to U.S. funds at the beginning of the fiscal year thereby minimizing potential foreign exchange risk presented by a weakening Canadian dollar.

SunOpta Corporate Services

For the nine month period ended

	September 30, 2008	September 30, 2007	Change	Change
	$	$	$	%
Segment Operating Loss[1]	(5,264,000)	(3,836,000)	(1,428,000)	(37.2%)

1 (Operating Loss is defined as "Earnings before the following" excluding the impact of "Other expense, net")

SUNOPTA INC.	47	September 30, 2008 10-Q

Selling, general and administration costs at SunOpta Corporate Services increased by $6,764,000 in the nine months ended September 30, 2008 compared to the same period in 2007. An increase of $7,367,000 in professional fees was primarily related to the investigation in the SunOpta Berry Operations. Also contributing to the increase in SG&A was approximately $1,390,000 in increased compensation costs due to higher headcount levels and related costs. These SG&A increases were offset by higher corporate management fee allocations of $1,993,000 to the various SunOpta operating groups.

Operating losses at Corporate services for the year ended September 30, 2008 increased by $1,428,000 to a loss of $5,264,000. Offsetting the SG&A variance noted above were increased foreign exchange gains of $5,336,000. The foreign exchange gain is primarily due to favourable movements of currency from Canadian to U.S. dollars with the use of forward contracts in the volatile foreign currency markets and gains on corporate denominated debt in Euros related to the TOC acquisition. Gains of this magnitude are not expected to be recurring.

Liquidity and Capital Resources (at September 30, 2008)

The Company obtains its short-term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At September 30, 2008, the Company has aggregate availability under its lines of credit of approximately $46,254,000 (2007 – $10,300,000). Revolving acquisition lines are also available to the Company and Opta Minerals with maximum draws of up to $3,425,000 (2007 - $1,500,000) and $6,035,000 (2007 - $2,262,000), respectively.

The Company obtains its long term financing through its credit agreement with a syndicate of lenders. The Company may expand this credit agreement, and/or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes as required.

The Company has the following sources from which it anticipates it can fund its operating cash requirements for the balance of 2008:

  Cash and cash equivalents.
  Available operating lines of credit.
  Cash flows generated from operating activities.
  Cash flows generated from exercise of stock options currently in-the-money and the employee stock purchase plan.
  Additional long term financing based on securitization of existing assets.
  Sale of non-core divisions or assets

In order to finance significant acquisitions, the Company may need additional sources of cash which it believes could be obtained through a combination of additional bank or subordinated financing, a private or public offering of securities, or the issuance of shares in relation to an acquisition or a divestiture.

Cash flows – 2008 compared to 2007

Net cash and cash equivalents decreased $21,186,000 during the first nine months of 2008 (2007 – increased by $32,410,000) to $9,116,000 as at September 30, 2008 (2007 - $33,364,000). Overall, the decrease in cash and cash equivalents is primarily the result of an improvement in cash provided by operating activities in the first nine months of 2008 compared to the first nine months of 2007, offset by $20,000,000 transfer of excess cash within SunOpta BioProcess into short-term investments.

Operating activities generated cash of $12,736,000 in the first nine months of 2008, an improvement of $62,597,000 as compared to a use of cash of $49,861,000 in the first nine months of 2007. The majority of the improvement in cash provided by operating activities is due to a $54,801,000 reduction in cash used to fund working capital. Of the total decrease in cash used to fund working capital, $45,080,000 was the result of a reduction in inventories, consistent with the Company's 2008 objective of reducing inventory levels across all operating segments. Specifically, in the first nine months of 2008, the Company lowered production volumes and undertook efforts to sell through a large portion of inventory that existed at December 31, 2007 within the Berry Operations. Additionally, cash used to fund accounts payable and accrued liabilities decreased by $10,021,000 in the first nine months of 2008 versus the same period in 2007. In addition to the increase in cash flow due to working capital improvements was a $9,188,000 increase to items not affecting cash, due mainly to an increase in the non-cash impact that amortization and changes to deferred tax balances had on earnings for the period.

SUNOPTA INC.	48	September 30, 2008 10-Q

Investing activities used $34,618,000 of cash in the first nine months of 2008, compared to a use of $45,511,000 in the first nine months of 2007. This $10,893,000 improvement in cash flows is due in part to a decrease in cash used to acquire companies of $14,171,000. The Company completed two acquisitions in the first nine months of 2008, versus three in the first nine months of 2007. Purchases of property, plant and equipment decreased by $15,006,000 in the first nine months of 2008 compared to the first nine months of 2007 as a result of a focused effort on reducing capital spending, as well as the completion of the bar forming capital project in our healthy fruit snacks operation in early 2008. In addition, excess cash of $20,000,000 was invested in a short-term investment in the second quarter of 2008. The cash deposited earns interest at 3.05% per annum on excess cash that was previously in a Canadian dollar bank account. The investment resulted in an increase to interest income, as well as providing a hedge against fluctuations in foreign exchange rates.

Financing activities generated $649,000 in cash in the first nine months of 2008, compared to $127,307,000 in the first nine months of 2007. In February 2007, the Company generated $51,882,000 net of costs as a result of an equity offering, and $27,954,000 due to the preference shares issued by SunOpta BioProcess in June 2007. No such private or public offerings took place during the first nine months of 2008. Additionally, in the first nine months of 2007, the Company borrowed $40,589,000 on its line of credit facilities to fund working capital increases mainly in the Berry Operations and Grains and Foods Groups. In the first nine months of 2008, the Company paid down its line of credit facilities by $2,735,000 (net of the line of credit facilities acquired as part of the TOC acquisition in the amount of $35,038,000), and reduced its long-term debt by $2,127,000 (net of subordinated and other long-term debt issued as part of the TOC and MCP acquisitions in the amount of $7,090,000), compared to a reduction of $4,793,000 in the first nine months of 2007.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, the Company maintains its portfolio in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported through profit and loss. As at September 30, 2008 all of SunOpta's excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer term debts are subject to greater interest rate risk than shorter term securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at September 30, 2008, the weighted average interest rate of the fixed rate term debt was 6.9% (December 31, 2007 – 6.0%) and $87,999,000 (December 31, 2007 - $77,324,000) of the Company's outstanding term debt is at fixed interest rates. Variable rate term debt of $26,161,000 (December 31, 2007 - $21,390,000) at an interest rate of 5.3% (December 31, 2007 – 6.5%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company's view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company's after tax earnings would increase (decrease) by approximately $160,000 (2007 – $130,000).

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

SUNOPTA INC.	49	September 30, 2008 10-Q

The Company is exposed to foreign exchange rate fluctuations as the financial results of the Company and its Canadian and European subsidiaries are translated into U.S. dollars on consolidation. The Canadian dollar depreciated against the U.S. dollar in the first nine months of 2008 moving from Cdn $0.9913 at December 31, 2007 to Cdn $1.0642 at September 30, 2008 for each U.S. dollar. The Euro depreciated against the U.S. dollar in the first nine months of 2008 moving from $1.4602 at December 31, 2007 to $1.4080 at September 30, 2008. During the first nine months of 2008, the Company had an increase of $14,327,000 in net Canadian assets and an increase of $3,409,000 in net Euro based assets since the acquisition of TOC on April 2, 2008. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar or Euro with all other variables held constant would result in an increase (decrease) in the fair value of the Company's net assets by $9,892,000 for a Canadian dollar exchange movement and $2,080,000 for a Euro exchange movement (2007 - $8,330,000 and $nil respectively).

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

The Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. Forward foreign exchange contracts were marked-to-market at September 30, 2008 resulting in a loss of $44,000 (2007 - $nil); which is included in foreign exchange on the consolidated statement of earnings. In 2008, the Company began taking a more active role in an attempt to reduce its exposure to foreign currency exchange rates by entering into forward foreign exchange contracts. The contracts entered into are primarily Canadian dollars and U.S. dollars and U.S. dollars and Euros. The net effect of all exchange based transactions including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions including the translation gains and losses related to the Company's corporate net monetary assets are recorded in foreign exchange on the Company's Consolidated Statement of Earnings. For the nine months ended September 30, 2008 the Company recorded a net gain of $5,336,000 (2007 – $816,000)

Commodity risk

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

The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At September 30, 2008 the Company owned 132,090 (2007 – 136,108) bushels of corn with a weighted average price of $4.34 (2007 - $3.03) and 155,667 (2007 – 871,426) bushels of soy beans with a weighted average price of $10.53 (2007 - $9.16). The Company has at September 30, 2008 net short position on soy beans of 42,752 (2007 – 235,113) bushels and a net long position on corn of 14,555 (2007 – 68,843) bushels. An increase/decrease in commodity prices of either soy or corn of 10% would not be material to the Company. There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, the Bio Process Group or related to Corporate office activities.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that, due to the existence of material weaknesses, in the internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2008. Refer to "Management's Report on Internal Control over Financial Reporting" as contained in Item 9A. Controls and Procedures in the Company's Form 10-K the fiscal year ended December 31, 2007 for a description of the material weaknesses that have been identified.

SUNOPTA INC.	50	September 30, 2008 10-Q

Changes in Internal Control Over Financial Reporting

SunOpta's management, with the participation of SunOpta's Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in SunOpta's internal control over financial reporting occurred during the third quarter of fiscal 2008 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting, and determined that there were no such changes other than:

  On July 22, 2008 the Company hired a new Vice President (VP) of Risk Management and Internal Audit who reports directly to the Audit Committee and indirectly to the Chief Executive Office. The VP of Risk Management and Internal Audit has substantially increased the size, experience, and skill set of the internal audit function for the purpose of ensuring timely identification and remediation of control deficiencies and to identify areas of risk to the organization.

  Effective October 2, 2008 all finance departments within each of the Company's divisions report directly to the Chief Financial Officer, with the exception of the Chief Financial Officer of Opta Minerals Inc. who reports directly to that company's audit committee.

  The Company has strengthened resources within the Berry Operations through the replacement of former personnel and the creation of new positions. New hires to the Berry Operations in 2008 include Gerald Watts as President, as well as a new Senior Vice President of Sales and Business Development, Vice President of Operations, Vice President of Finance, Controller and Assistant Controller.

  Under the leadership of the Director of Information Technology, the Company has conducted numerous training sessions at various divisions to re-educate users on the functionality of the inventory management software and enterprise financial system. The Company has also deferred new system conversions for those divisions still operating on legacy systems for the purpose of concentrating efforts on enhanced report development to further enhance the timeliness and accuracy of information used by decision makers.

SUNOPTA INC.	51	September 30, 2008 10-Q

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

Subsequent to the Company's press release on January 24, 2008, in which it downgraded previously issued earnings expectations and announced the restatement of previously filed 2007 quarterly financial statements due to a significant write-down and other adjustments, the Company and certain officers (one of whom is a director) and a former director were named as defendants in several proposed class action lawsuits in the United States. These lawsuits were filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008. The lawsuits allege, among other things, violations of United States federal securities laws, misrepresentations and insider trading. These lawsuits are in a preliminary phase and are expected to be consolidated in one class action with a lead plaintiff. Similarly, a proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008 against the Company and certain officers (one of whom is a director), alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under Ontario's Securities Act. On August 29, 2008, the Company's Canadian counsel was served with an amendment to the Statement of Claim with new allegations against the existing defendants as well as a Notice of Motion seeking to add all of the Company's directors, a former director and a former officer as defendants, among other things. The Canadian Action claims damages of Cdn $100,000,000 plus punitive damages of Cdn $10,000,000 and other monetary relief. This action is also in its preliminary phase and, pursuant to the Notice of Motion referenced above is seeking certification. Management intends to vigorously defend these actions and has directors' and officers' insurance to offset a majority of the defense costs. These claims and possible claims are at an early stage, and it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

The Company received Staff Determination notices on April 2, 2008 and May 20, 2008 from The Nasdaq Stock Market ("Nasdaq") stating that the Company was not in compliance with the Nasdaq Marketplace Rules as a result of the delay in the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, and that as a result the Company's securities could be delisted. The Company appealed the determination to delist the Company's securities, and a Listing Qualifications Panel of Nasdaq notified the Company that it would continue to list the Company's securities if (1) the Company reported to the Panel the findings of the Audit Committee investigation by July 20, 2008, and (2) the Company filed delinquent reports by July 31, 2008. The Company has reported the Audit Committee's findings to the Panel, filed its delinquent annual report on Form 10-K on July 22, 2008 and filed its delinquent first quarter Financial results on Form 10-Q on July 30, 2008. On July 31, 2008 the Company received a letter from Nasdaq stating that it is back in good standing.

The Company has also received letters from the Securities and Exchange Commission ("SEC") and from the Ontario Securities Commission ("OSC") requesting additional information related to the write-down and restatements described in its January 24, 2008 press release, and it received an additional communications from the OSC for information regarding its stock option granting process. The Company is cooperating with the requests from these agencies. Since the initial information request, the Company has received follow up communications from the SEC requesting additional information and, on October 21, 2008, was informed that the SEC had initiated a formal investigation of the write-down and restatement of the financial statements.

SunOpta Bioprocess announced suit on January 17, 2008 against Abengoa New Technologies Inc. ("Abengoa") and a former employee of SunOpta Inc. for theft of trade secrets, breach of contract, tortious interference with contract and civil conspiracy, along with motions for expedited discovery and a preliminary injunction. Abengoa has filed a counterclaim alleging breach of contract, misappropriation of trade secrets and other contractual violations. The United States District Court, Eastern District of Missouri, recently referred the core claims to arbitration and stayed the rest pending outcome of the arbitration. While management is confident in its position, the outcome of this matter cannot be predicted at this time.

In January 2008, a customer of the Company, Abener Energia S.A. (an affiliate of Abengoa), terminated a contract for the delivery of equipment and related services, forcing the matter into arbitration under the contract's provisions. Both parties have alleged violations under the contract. Arbitration proceedings on this matter have been completed and a decision is not expected before December 1, 2008. The outcome of this arbitration cannot be predicted at this time.

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

SUNOPTA INC.	52	September 30, 2008 10-Q

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, under the heading "Risk Factors" in Item 1A of that report. There were no material changes in these risks during the quarter ended September 30, 2008 other than (a) the increased formality of the SEC investigation as noted above and, (b) the risks to the Company's results of operations presented by the economic volatility and unpredictability in foreign exchange markets, discussed above.

Item 2. Unregistered Sales of Equity, Securities and Use of Proceeds – None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Shareholders of the Company was held pursuant to notice at 4:00 p.m. local time on Thursday, September 25, 2008 at the Company's offices in Brampton, Ontario, Canada to consider and vote upon:

    Proposal 1     To elect eight directors to a term of three years.

    Proposal 2     To ratify the selection of PricewaterhouseCoopers LLP as the independent auditor of the Company.

The results of the voting on these proposals were as follows:

Proposal 1

Election of Directors	For	Withheld
Steve Bromley	28,207,691	3,262,468
Robert Fetherstonhaugh	30,803,131	667,028
Douglas Greene	30,874,136	596,023
Victor Hepburn	30,857,390	612,769
Katrina Houde	26,806,957	4,663,202
Cyril Ing	30,721,037	749,122
Jeremy Kendall	29,397,170	2,072,989
Allan Routh	27,371,214	4,098,945

Proposal 2

Ratification of Auditor	For	Against	Abstained
	30,767,717	641,952	133,470

Item 5. Other Information

(a) None

SUNOPTA INC.	53	September 30, 2008 10-Q

Item 6. Exhibits

(a) Exhibits -

31.1	Certification by Steven Bromley, President and Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

31.2	Certification by John Dietrich, Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

32	Certifications by Steven Bromley, President and Chief Executive Officer and John Dietrich, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350. **

        _________
        ** Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

Date: November 5, 2008	/s/ John Dietrich
by John Dietrich
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	54	September 30, 2008 10-Q