Form 10-K
period 2008-12-31
SunOpta Inc.
filed 2009-03-11
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company”) in Rule 12b-2 of the Act). Check one:

Large accelerated filer [   ]         Accelerated filer [X]        Filer Non-accelerated filer [   ]         Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

Aggregate market value of the common shares held by non-affiliates of the registrant, computed using the closing price of the NASDAQ Global Select Market for the registrant’s common stock on March 5, 2009 was $50,441,881. The registrant’s common shares trade on the NASDAQ Global Select Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

The number of shares of the registrant’s common stock outstanding as of March 5, 2009 was 64,493,320.

SunOpta Inc.	1	December 31, 2008 – 10-K

SUNOPTA INC.

TABLE OF CONTENTS

FORM 10-K

SunOpta Inc.	2	December 31, 2008 – 10-K

Currency Presentation

All dollar amounts herein are expressed in United States dollars. Amounts expressed in Canadian dollars are preceded by the symbol “Cdn$”. On March 5, 2009, the noon buying rate in New York City for cable transfers in Canadian dollars for customs purposes by the Federal Reserve Bank of New York was $0.7765 for Cdn $1.00. In 2008 (1) The rate of exchange for the Canadian dollar, expressed in U.S. dollars, in effect at the end of the year was $0.8210 , (2) the average of exchange rates in effect on the last day of each month during the year was $0.9381, and (3) the high and low exchange rates during the year was $1.0298 and $0.7688.

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and include words or phrases such as “management anticipates,” “we believe,” “we anticipate,” “we expect,” “we plan,” “we will,” and words and phrases of similar impact and include, but are not limited to references to business strategies, competitive strengths, goals, capital expenditure plans, business, operational and rationalization plans and references to the future growth of the business. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions and analyses made by management in light of its experience and its interpretation of current conditions, historical trends and expected future developments and other factors management believes are appropriate in the circumstance.

Whether actual results and developments will agree with expectations and predictions is subject to many risks and uncertainties, including those we describe in Item 1A, Risk Factors. Many of these risks are beyond our control and, if some or all of the risks materialize it will likely cause the actual results to differ, potentially in a material fashion, from the forward-looking statements contained in this report. All forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the anticipated results or developments will be realized.

SunOpta Inc.	3	December 31, 2008 – 10-K

PART I

Item 1. Business

Overview

SunOpta Inc., incorporated in 1973, has three business groups:

  SunOpta Food Group (the “Food Group”), which accounted for approximately 91% of 2008 consolidated revenues.

  Opta Minerals Inc. (“Opta Minerals”), which is owned 66.2% by SunOpta and which represented 9% of consolidated 2008 revenues.

  SunOpta BioProcess Group (“SBI” or “SunOpta BioProcess”), which represented less than 0.5% of 2008 consolidated revenues.

The Food Group operates in the natural, organic and specialty foods and natural health product sectors, which we believe offer above average growth opportunities compared to other segments of the food industry. The Food Group is comprised of five operating groups:

  the SunOpta Grains and Foods Group (the “Grains and Food Group”),

  the SunOpta Ingredients Group (the “Ingredients Group”),

  the SunOpta Fruit Group (the “Fruit Group”),

  the SunOpta International Sourcing and Trading Group (the “International Sourcing and Trading Group”), and

  the SunOpta Distribution Group (the “Distribution Group”).

These groups use a combination of specific and vertically integrated seed to table capabilities and preferred sourcing contracts to serve the fast growing natural, organic and specialty foods and natural health product sectors.

Opta Minerals processes, sells and distributes silica-free loose abrasives and other specialty industrial minerals to the foundry, steel, roofing shingle and marine/bridge cleaning industries; sources specialty sands and garnets for the water filtration industry; and recycles inorganic materials under special permits from government authorities at both its Waterdown, Ontario and Norfolk, Virginia sites. In February 2005, approximately 29% of Opta Minerals was sold as part of an initial public offering on the Toronto Stock Exchange (“TSX”), trading under the symbol “OPM.” As part of the acquisition of Newco a.s. in 2007, Opta Minerals issued 1,000,000 Common Shares which when combined with the issue of employee option grants has diluted SunOpta’s equity ownership in Opta Minerals to approximately 66.2% .

SunOpta BioProcess operates from facilities in Brampton, Ontario and pilot plant facilities in Waterdown, Ontario. SunOpta BioProcess provides equipment and process solutions for the biomass conversion industry, from process development and design through the sale of proprietary biomass processing technology with a current focus on applications in the production of cellulosic ethanol. SunOpta BioProcess offers extensive scientific and engineering capabilities in the design and development of biomass conversion solutions, and holds a number of patents on its proprietary steam explosion technology and related processes. This technology has wide potential in cellulosic ethanol, pulp, and food ingredients processing and offers licensing and applications potential. The proprietary steam explosion technology uses high temperature and pressure rather than chemicals to process biomass which can then be used to produce various products for further processing.

SunOpta Inc.	4	December 31, 2008 – 10-K

Segment Information

Each of our groups - the Food Group, Opta Minerals and SBI - reports as a separate segment. Our assets, operations and employees are principally located in North America, and, more recently, in Europe as a result of our 2007 acquisition of Newco a.s. (“Newco”) and our acquisitions in 2008 of The Organics Corporation (“TOC”) and MCP Mg-Serbien SAS (“MCP”). Financial information for each segment describing revenues from external customers, a measure of profit or loss, and total assets for the last three fiscal years as well as financial information about geographic areas for the last three fiscal years is set forth in note 17 to the Consolidated Financial Statements.

Major Developments in 2008 and 2009

In 2008, we wrote down inventories in the SunOpta Fruit Group’s Fruit Specialties (formerly, “Berry Operations”) to net realizable value and made other adjustments. These adjustments delayed the filing of our annual report on Form 10-K for 2007, in which we reported material weaknesses in our internal control over financial reporting, and required that we restate quarterly financial results for 2007. We conducted an in-depth review of internal controls and accounting practices at the SunOpta Fruit Group’s Fruit Specialties, and our Audit Committee engaged independent counsel and independent accountants to help it investigate and assess the Fruit Specialties accounting practices and internal controls. The Audit Committee completed its investigation and the Board of Directors accepted recommendations to remediate internal controls and related processes. The remediation of internal control weaknesses, including variations from the Audit Committee’s original recommendations, is discussed in Item 9A, Controls and Procedures.

In connection with our restatement, we received letters from the Securities and Exchange Commission (“SEC”) and from the Ontario Securities Commission (“OSC”) requesting additional information, and we received an additional request from the Ontario Securities Commission for information regarding our stock option granting process. While the OSC has completed its formal investigation of the write-down and restatements without any enforcement action; the SEC has requested additional information and interviews with certain current and past employees, and we continue to cooperate with the requests from the SEC. We have also provided the information requested by the OSC regarding our stock option granting process and continue to cooperate with further requests as received.

After we announced our inventory write-down, we and certain of our officers (one of whom is a director) and a former director were named as defendants in several proposed class action lawsuits filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired securities of SunOpta between May 8, 2007 and January 25, 2008. The lawsuits allege, among other things, violations of United States federal securities laws. These lawsuits have been consolidated into one class action with a lead plaintiff. Similarly, one proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of SunOpta between May 8, 2007 and January 25, 2008 against SunOpta and certain officers, one of whom is also a director, alleging misrepresentation, and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under Ontario’s Securities Act. Motions for class certification of the Ontario action, and leave to pursue statutory claims under Ontario’s Securities Act, are scheduled to be heard in May 2009. We intend to vigorously defend these actions.

On April 2, 2008, we acquired the outstanding shares of The Organics Corporation, a global supplier of a wide variety of globally sourced organic food ingredients including frozen and fresh fruits and vegetables, dried fruits, coffee, cocoa, cereals, rice, soy, beans, pulses, seeds, nuts, oils, dairy products, seasonings, and sweeteners. TOC’s organic foods sourcing and processing expertise complements ours, and we expect the integration of TOC into our operations will result in efficiencies and cost savings, and will expand our sourcing and processing opportunities around the globe.

We appointed Mr. Tony Tavares as Vice President and Chief Operating Officer effective June 2, 2008. Mr. Tavares has operational and strategic responsibility for the SunOpta Food Group operations and global supply chain initiatives. He brings over 20 years of food industry experience to this role.

SunOpta Inc.	5	December 31, 2008 – 10-K

On July 9, 2008, Opta Minerals Inc. expanded its business capabilities in Europe by acquiring 67% of the outstanding common shares of MCP Mg-Serbien SAS ("MCP"), a French company. The transaction included an option to acquire the remaining 33% minority interest on similar terms. For fiscal 2007, MCP recorded revenues of approximately $6.3 million from the sale of ground magnesium products. The acquisition complements existing operations which supply a wide range of magnesium based desulphurization products in the United States, Canada and Europe from operations in Indiana, Ontario and Slovakia.

We amended our credit facility on July 11, 2008, primarily to adjust certain covenant ratio calculations and ratio targets. In connection with the amendment, we received a waiver from our lending syndicate for failure to achieve certain ratios for the three month period ended March 31, 2008 and the year ended December 31, 2007. We received a prior waiver from our lenders with respect to covenant ratios on April 30, 2008.

On September 25, 2008, at the Annual Meeting of Shareholders, Mr. Douglas Greene and Mr. Victor Hepburn were appointed to the Board of Directors. Mr. Steven Townsend, Mr. James Rifenbergh and Mr. Joe Riz did not stand for re-election as directors of SunOpta and thus were relieved of their duties the day of the Annual Meeting. Mr. Greene brings over 25 years experience in the natural and organics food industry to the board and Mr. Hepburn brings over 30 years of diverse financial and general business experience to the Board.

On October 7, 2008, we adopted a shareholder rights plan (the “Rights Plan”), the purpose of which is to provide sufficient time to develop and implement alternatives to maximize value for all shareholders if we receive an unsolicited bid for control of SunOpta and to enhance our ability to prevent unfair acquisition tactics. The Rights Plan is not intended to prevent take-over bids, but is designed to ensure offers are fair. It allows persons seeking control of SunOpta to make bids which provide, among other things, that (1) all shareholders are entitled to participate, (2) the bid remains open for an initial period of 60 days, and (3) more than 50% of the shares held by independent shareholders must be tendered and not withdrawn during this period. Unless the Board of Directors determines otherwise, if a bid does not meet the permitted bid provisions and an unsolicited bidder acquires more than 20% of our outstanding shares, each independent shareholders would have a right to receive, upon exercise his or her right, that number of shares having a value equal to two times the Exercise Price (as defined in the Rights Plan). The Rights Plan is subject to the approval of our shareholders on or before April 2, 2009. If the Rights Plan is not approved by shareholders, it will terminate.

On November 17, 2008, our Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm immediately following the resignation of PricewaterhouseCoopers LLP. This decision was taken after a careful and thorough assessment of engagement proposals received from independent registered international public accounting firms.

On November 25, 2008, Mr. Jay Amato was appointed to the Board of Directors. Mr. Amato has a strong business and information technology background and has served as an executive at a number of media and information technology businesses. Also on November 25, 2008 Mr. Robert Fetherstonaugh resigned from the Board due to personal commitments.

On December 23, 2008, we announced that the arbitrator rendered his decision in the arbitration proceedings between the SunOpta BioProcess Group and Abener Energia S.A. ("Abener") regarding the Equipment Supply and Engineering Services Agreement related to a bioethanol plant being constructed in Salamanca, Spain. The ruling of the arbitrator partially allowed Abener's claim and ordered payment be made to Abener in the amount of EUR €1,329,898. The arbitrator's decision resolved certain disputes related to the interpretation of contractual business terms and did not reflect on the effectiveness of SBI’s products and technologies or the value of its intellectual property. SBI’s claim for damages against Abengoa BioEnergy New Technologies, Inc., a related party to Abener, continues in arbitration and a decision is expected in mid-2009.

SunOpta Inc.	6	December 31, 2008 – 10-K

We have implemented a number of cost-saving measures as a result of general economic conditions. Beginning in the fourth quarter of 2008 and continuing to the end of February 2009, we have reduced employment by 36 salaried positions and 66 hourly workers. We temporarily closed our Salinas, California and Rosarito, Mexico fruit processing facilities and permanently closed a sales office within the Fruit Group operations in South Carolina and an International Sourcing and Trading Group sales office in Austria. We intend to maintain 2009 salaries at 2008 levels and continue to explore additional measures to improve our ability to adapt during the economic downturn.

We appointed Mr. Eric Davis Vice President and Chief Financial Officer effective March 16, 2009. Mr. Davis is a Chartered Accountant and brings over 25 years of diverse global finance and accounting experience to this position. In this role, Mr. Davis will assume responsibility for financial reporting, tax, banking and treasury, investor relations and special projects.

SunOpta Inc.	7	December 31, 2008 – 10-K

SUNOPTA FOOD GROUP

The SunOpta Food Group has been built through the acquisition of thirty-one business operations and through significant internal growth. The Food Group is a vertically integrated natural, organic and specialty foods and natural health products company, with global operations, serving domestic and international markets and representing approximately 91% of SunOpta’s consolidated revenues. Below is a summary listing of acquisitions and significant facilities acquired since inception of the SunOpta Food Group. See note 2 of the Consolidated Financial Statements for further details of acquisitions during 2008 and 2007.

Date of Acquisition	Business Operations and Significant Facilities Acquired

August 3, 1999	Sunrich Inc (Grains and Foods Group)
August 15, 2000	Certain assets of Hoffman Aseptic (Grains and Foods Group)
September 18, 2000	Northern Food and Dairy, Inc. (Grains and Foods Group and Ingredients Group)
March 14, 2001	First Light Foods Inc. (Grains and Foods Group)
July 18, 2002	Certain assets of Organic Kitchen Inc. (Distribution Group)
November 1, 2002	Wild West Organic Harvest Co-operative (Distribution Group)
December 1, 2002	Simply Organic Co. Ltd. (Distribution Group)
December 4, 2002	Opta Food Ingredients, Inc. (Ingredients Group)
May 8, 2003	Kettle Valley Dried Fruit Ltd. (Fruit Group)
October 17, 2003	Pro Organics Marketing, Inc. (Distribution Group)
November 1, 2003	SIGCO Sun Products, Inc (Grains and Foods Group)
December 1, 2003	Sonne Labs, Inc. (Grains and Foods Group)
March 1, 2004	Distribue-Vie Fruits & Legumes Biologiques Inc. (Distribution Group)
April 19, 2004	Purchase of the assets of General Mills Bakeries & Foodservice oat fiber processing facility (Ingredients Group)
May 1, 2004	Supreme Foods Limited (Distribution Group)
May 31, 2004	Assets of Snapdragon Natural Foods Inc. (Distribution Group)
September 1, 2004	Kofman-Barenholtz Foods Limited (Distribution Group)
September 13, 2004	51% of the outstanding shares of Organic Ingredients, Inc (The remaining 49% of the outstanding shares were acquired on April 5, 2005) (International Sourcing and Trading Group)
June 2, 2005	Earthwise Processors, LLC (Grains and Foods Group)
June 20, 2005	Cleugh’s Frozen Foods, Inc. (Fruit Group)
July 13, 2005	Pacific Fruit Processors, Inc (Fruit Group)
December 22, 2005	Les Importations Cacheres Hahamovitch Inc. (Distribution Group)
September 21, 2006	Purity Life Health Products Limited (Distribution Group)
November 7, 2006	Hess Food Group LLC (Fruit Group)
November 9, 2006	Quest Vitamins Brand of vitamins (Distribution Group)
December 18, 2006	Aux Milles et une Saisons Inc. (Distribution Group)
May 4, 2007	Certain assets of Baja California Congelados, S.A. de C.V. (Fruit Group)
May 14, 2007	Net operating assets of Congeladora del Rio, S.A. de C.V. and all of the outstanding shares of Global Trading Inc. (Fruit Group)
August 7, 2007	Operating assets of a soymilk manufacturing facility in Heuvelton, New York (Grains and Foods Group)
December 6, 2007	Neo-Nutritionals, Inc. (Distribution Group)
April 2, 2008	The Organic Corporation (International Sourcing and Trading Group)

The Food Group’s long-term strategy is to leverage the platform it has developed and to continue to pursue selective acquisitions that align with its vertically integrated model. Although the pace of rapid growth in these sectors of the food industry have slowed due to the economic environment, we believe these sectors are growing approximately 5 to 15% per year and that they remain fragmented with numerous players in North America and internationally.

SunOpta Inc.	8	December 31, 2008 – 10-K

Specific strategies of the Food Group in the last several years have included the following.

  Diversify the range of organic and non-genetically modified (“non-GMO”) grains-based and fruit-based products that SunOpta markets, including via the acquisition of businesses that are vertically integrated through ingredients and packaged products.

  Develop value-added natural and organic food ingredient solutions to meet demands of food manufacturers wanting to improve the healthfulness of their products or expand into the natural and organic markets.

  Expand the Canadian natural and organic produce, grocery and natural health products distribution businesses to maintain its position as the leading coast to coast distributor in Canada. With respect to this strategy, we believe the Distribution Group is important beyond its contribution to earnings because it provides insights into the trends for natural and organic products; provides a service to our ingredient and finished packaged goods customers, providing a one-stop outlet for their products into Canada; and allows identification of potentially new ingredients supply customers and acquisition opportunities that would allow expansion of our vertically integrated model.

  Expand our ability to source and supply natural and organic products worldwide.

  Invest in healthy convenience food businesses, which we believe will continue to be a strong area of growth for natural and organic food products.

  Expand the number of customer private label programs including the soy and rice beverage categories, frozen fruit and fruit beverages, and healthy convenience foods.

  Develop and expand our operations outside of North America.

Major Developments in 2008 and 2009 in the SunOpta Food Group

We continue to increase our strength in the natural, organic and specialty foods and natural health products sectors through internal growth and selective acquisitions. Achievements through March 5, 2009 include the following.

  On March 11, 2008, we entered into an agreement with Colorado Mills LLC (“Colorado Mills”) of Lamar, Colorado, to build and operate an organic and natural vegetable oil refining facility. The venture operates as Colorado Sun Oil Processing LLC and is owned 50% by SunOpta and 50% by Colorado Mills. The processing facility will be located in Lamar, Colorado, adjacent to Colorado Mills’ existing crude oil processing facility, and will be capable of refining approximately 35 million pounds annually of natural and organic sunflower, soybean and canola oils. The refining facility is under development and is expected to be operational in late 2009.

  On April 2, 2008, we acquired the outstanding shares of The Organics Corporation, a global supplier of a wide variety of globally sourced organic food ingredients including frozen and fresh fruits and vegetables, dried fruits, coffee, cocoa, cereals, rice, soy, beans, pulses, seeds, nuts, oils, dairy products, seasonings, and sweeteners. TOC’s organic foods sourcing and processing expertise complements ours, and we expect the integration of TOC into our operations will result in efficiencies and cost savings, and will expand our sourcing and processing opportunities around the globe. For TOC, we paid €6,000,000 (U.S. $9,371,000) in cash and currently received €3,000,000 (U.S. - $4,685,000) by way of subordinated debt payable to the former shareholders on March 31, 2010 and issued a promissory note for €1,000,000 (U.S. $1,562,000) bearing interest at 7% and payable March 31, 2010. Additional consideration is payable on March 31, 2010 in the amount of the greater of €8,000,000 (U.S. $12,494,000) or 2.5 multiplied by earnings before interest, taxes, depreciation and amortization. At our option, €2,000,000 (U.S. $3,124,000) of this additional payment can be paid in the equivalent value of SunOpta common stock. The common shares of TOC were pledged to the former shareholders as security pending payment of the promissory note and additional consideration.

SunOpta Inc.	9	December 31, 2008 – 10-K

  On August 26, 2008, our International Sourcing and Trading Group entered into a series of agreements to expand its global organic supply capabilities, primarily in Central America, and to expand its supply of private label and branded frozen food products. Under the agreements, the International Sourcing and Trading Group acquired a number of existing supplier and customer relationships, and the rights to the Pure Nature Organics(tm) frozen fruit and vegetable registered trademark, and entered into an ongoing brokerage and consulting services agreement.

  On October 14, 2008, our International Sourcing and Trading Group finalized a joint venture agreement with an Ethiopian-based partner to create Selet Hulling to source and produce organic sesame seeds for international distribution. The International Sourcing and Trading Group has a 35% ownership position in this venture and also has the exclusive rights for international distribution of the finished product.

  On October 14, 2008, our International Sourcing and Trading Group entered into an agreement to assume control of the organic coffee sourcing and processing assets from Alanheri Produkten BV, expanding its existing organic coffee platform. It is estimated that these assets will further position the Group as a supplier of choice for certified organic fair trade Ethiopian origin coffee.

  On February 25, 2009, our Grains and Foods Group announced that it expects to commence commissioning of a new soy processing and aseptic packaging operation located in Modesto, California in March 2009 with the facility on schedule for commercial production late in the second quarter of 2009. The Modesto, California facility will produce and package organic aseptic soymilk and other beverages, plus expand the Company’s product offering into other alternative beverage and aseptically packaged product categories. The new Modesto facility, when combined with the Company’s aseptic packaging facility located in Alexandria, Minnesota, is expected to bring total annual production capacity to approximately 250 to 300 million quarts of soymilk and other beverages per year once fully operational. Additionally, the Grains and Foods Group announced that it has commenced production of an innovative and proprietary organic aseptic soymilk for an international food service restaurant company utilizing the capabilities of the Group’s vertically integrated soymilk model. Based on a recently finalized supply agreement, SunOpta will supply organic soymilk for this customer’s stores in the United States and Canada with full product implementation expected over the first half of 2009.

GRAINS AND FOODS GROUP

The Grains and Foods Group is headquartered in Hope, Minnesota. The Grains and Foods Group specializes in marketing organic, identity preserved (“IP”), non-GMO grains, ingredients, packaged goods and processing services with a core focus on soybean, sunflower and corn products. The Grains and Foods Group ensures that it provides its customers with high quality organic, non-GMO and IP specialty grains and seeds, by serving as a grower’s supplier of seed, purchaser of the grower’s specialty crops and distributor of IP and organic specialty products. The Grains and Foods Group’s “seed to table” approach allows it to satisfy the specific needs of domestic and foreign food manufacturers and processors by providing products in the varieties and quantities needed in a timely fashion; transporting products to meet customers’ needs by being able to package in containers, truck, rail or barge; providing product information and technical support during the growing, processing, and marketing phases; and offering complete product service including grading, formulation, processing, quality control and packaging.

The Grains and Foods Group’s products include:

1)

A wide variety of IP, non-GMO and organic whole grains including soy, corn and sunflower for food applications offering premium varieties with superior food quality. The vertically integrated model results in control at every stage of production, from seed selection and growing to storage, processing and transportation.

2)	Organic, non-GMO and IP grains based ingredients including:

•	Raw material sourcing and processing of soy ingredients, dehulling and processing in liquid- base and spray-dried form, and roasted products.

SunOpta Inc.	10	December 31, 2008 – 10-K

•

Grain-based ingredients which utilize non-GMO and organic soy, corn, sunflower and rice; specialty organic functional ingredients, including maltodextrins, tack blends, fiber products, flavor enhancing products include snack coatings and flavor systems; and an innovative line of organic dairy ingredients, including milk, whey, non-GMO and organic soy and sunflower oils and cheese powders.

3)	A variety of packaged food products for retail and foodservice use including:

•

A wide variety of private label packaged products for a large number of retailers and consumer food companies, including aseptic and refrigerated soymilk; rice, almond and other alternate beverages; aseptic soups; frozen edamame and vegetable blends; and roasted grain based snacks.

•	Branded food products including:

	•	SoyUm Soymilk - This product is currently sold to foodservice operators, health food stores and supermarkets in the U.S. and Caribbean.

•

Dakota Gourmet - Dakota Gourmet Snacks specialize in providing healthy, natural and organic snacks to schools, daycare centers, retailers and healthcare facilities throughout North America, including military facilities. Products include sunflower kernels, roasted corn and soy nut snacks.

	•	Sunrich Naturals - This brand offers a variety of frozen edamame and vegetable blends to health food stores and supermarkets in the U.S. and Canada.

4)	A full range of bulk grain-based animal feed and pet food products. The premium feed products originate from select organic and non-GMO soy, corn, sunflower and other grains.

The Grains and Foods Group also engages in processing and contract manufacturing services and offers a comprehensive range services including basic grain cleaning, ingredient processing, custom roasting, and retail-ready packaging. With over ten processing facilities throughout the United States, the Grains and Foods Group can handle a range of order sizes, including barge lots, rail cars, bags, pallets, and retail packages. The Grains and Food Group services include:

  Grain conditioning services for soy, corn and sunflower. The Grains and Foods Group’s advanced equipment and state-of-the-art technology for scalping and foreign matter removal is engineered to meet USDA Grain Standards for premium food grade seed and grain conditioning.

  Grain milling for corn, oat and grain processing, with various granulations and batch sizing.

  Ingredient processing expertise and equipment needed for extraction, separation and concentration of a wide variety of grain and dairy ingredients as well as custom seasoning, dry and oil roasting.

  Packaging through its aseptic packaging facility specializing in Tetra Pak equipment in one liter and ½ gallon sizing, with a variety of opening types and extended shelf life options. The Grains and Foods group also partners with third party fillers to provide Extended Shelf Life (ESL) refrigerated packaging formats to its customers.

  Roasting through a facility offering nitrogen-flushed pillow packs, pouches and bulk packaging.

SunOpta Inc.	11	December 31, 2008 – 10-K

Competition—Grains and Foods Group

The Grains and Foods Group competes with large grain suppliers for customers and competes with other companies active on the international commercial grain procurement market for supply. The Grains and Foods Group’s organic specialty grains compete in the smaller niche U.S. commercial organic grains market. Key to competing in these markets is access to transportation, supply and relationships with organic producers. The Grains and Foods Group’s aseptic packaged products facility competes with a number of other regional manufacturers and ingredient offerings and competes with a range of suppliers from small local companies through large multi-nationals.

Distribution, Marketing, and Sales—Grains and Foods Group

The Grains and Foods Group has well established sales and marketing capabilities that have provided a base for its rapid and stable growth. As a leading provider of soy, corn, sunflower and grain-based food ingredients, the group offers a comprehensive range of ingredients and services to the food industry. Distribution channels can vary greatly by product category, but the Grains and Foods Group enjoys a diverse ‘to market’ strategy in each product category. The Grains and Foods Group’s Organic, non-GMO and IP ingredients are sold to manufacturers worldwide. For specialty whole food grain raw materials, approximately 50% of the customer base is international. Food ingredients are sold principally to customers in North America that range from major multinationals to smaller specialty innovative organic food makers. The consumer goods distribution channels include private label and store brands, food service and also SunOpta-controlled brands. This wide array of sales and distribution avenues allows the Grains and Foods Group to maximize sales and margin while mitigating the risk of concentrating business in a single segment of the market.

Suppliers—Grains and Foods Group

We have an extensive established IP, organic soy and corn grower network with approximately 2,500 producers, with many relationships existing for over 25 years, and relationships with approximately 500 sunflower farmers in the Midwest and southern U.S. Because weather conditions and other factors can limit the availability of certain grains in North America, our Grains and Foods group is focused on expanding production and sourcing capabilities to other parts of the world to ensure supply in years when local production is below normal levels. By diversifying supply, we also have the ability to divert available product based on market demand and customer requirements in order to maximize return.

INGREDIENTS GROUP

The Ingredients Group is headquartered in Chelmsford, Massachusetts and operates from five processing facilities throughout the United States. The Ingredients Group transforms both internally and externally sourced raw materials into value-added food ingredient solutions. The Ingredients Group comprises the previously acquired Northern Food & Dairy’s Fosston, Minnesota facility, Opta Food Ingredients, Inc., and the Cedar Rapids oat fiber facility purchased in 2005 from General Mills. The Ingredients Group specializes in the technical processing of specialty food ingredients with a focus on non-GMO, natural, functional and organic offerings. The Ingredients Group works closely with customers to identify product formulation, and cost and productivity issues, and develops solutions to these problems based on proprietary, value-added, highly functional food ingredients and ingredient systems that use the Ingredients Group’s technical knowledge and manufacturing base.

The Ingredients Group is an innovator in the value-added food ingredients market with a technical selling and product applications focus. Based on our internal estimates, the Ingredients Group is the world’s largest supplier of oat fiber to the food industry, one of the largest producers of soy fibers in the United States and the largest producer of organic soy fiber in the United States. The Ingredients Group markets the Canadian Harvest ® Oat Fiber and SunOpta ® Soy Fibers brands of insoluble organic and conventional fiber products, a number of value-added starch-based texturizers, resistant starch and proprietary stabilizer blends under the SunOpta Ingredient Systems tm umbrella, and a number of custom processed ingredients including natural preservatives and sweeteners.

SunOpta Inc.	12	December 31, 2008 – 10-K

The Ingredients Group continues to diversify its unique portfolio of products. Products are organized under three main technology platforms:

1) Fibers and Brans, which include Canadian Harvest ® , Oat Fibers and Stabilized Bran products as well as SunOpta Soy Fibers. Canadian Harvest Oat Fibers and SunOpta Soy Fibers are a family of insoluble fiber products derived from oat and soy hulls. They are used commercially to increase yield and enhance texture in ground meat products, to add strength and reduce breakage in products such as taco shells and ice cream cones, and to enhance texture and increase the fiber content of cereals, breads, cookies and crackers. We also offer Canadian Harvest Stabilized Brans derived from oat, wheat and corn, as well as wheat germ. The Stabilized Brans are heat-treated to extend shelf life and ground to meet customer needs for appropriate particle size. The Ingredients Group has increased its fiber offerings over the past few years to include organic and conventional soy fibers. One of the Ingredients Group’s unique soy fibers is a protein and fiber rich by-product of soy concentrate manufacturing. This fiber is used to enrich protein and fiber for a variety of foods for human consumption plus animal feed and pet foods.

2) SunOptatm Ingredient Systems, which include OptaGrade®, OptaMist®, Blanver’s microcrystalline cellulose and a growing portfolio of value added ingredient systems for the bakery, dairy, and meat industries, proprietary stabilizer and dairy powder blends. SunOpta Ingredient Systems are proprietary blends of texturizing agents and other ingredients that are primarily developed and sold for use in bakery, meat, dairy and soy-based product categories. Several of the ingredient systems contain one of the Ingredients Group’s unique and proprietary starch-based texturizers.

3) Custom ingredients and contract manufacturing services. We produce a number of unique functional food ingredients, and offers services to customers, on a contract basis utilizing customers’ proprietary technologies

We believe the Ingredients Group is well positioned to capitalize on the rapid growth of the health conscious natural and organic food markets, with its wide range of fiber, soy and starch based products. Publications from both the American Dietetic Association and a Mayo Clinic Health letter note that fiber consumption is still below recommended levels in the U.S. The Ingredients Group’s Canadian Harvest ® line of oat fibers and stabilized brans and SunOpta soy fibers are used in numerous products such as fiber-enriched breads and other baked goods, breakfast cereals and snack bars. These products can be used to increase total dietary fiber content of foods while minimizing negative effects on taste, texture and appearance. The Ingredients Group’s oat and insoluble soy fibers enhance overall gastrointestinal health. Oat and soy fibers have become primary ingredients in breads, pastries, muffins, tacos and tortillas as food companies reformulate their products to include fiber-enriched ingredients. Recent innovations have expanded applications of fiber into dairy and meat products. Stabilized oat brans can be used as a source of soluble fiber (ß-glucan) which is beneficial to cardiovascular health.

The Ingredients Group food ingredients are used by approximately 300 customers worldwide, including some of the largest U.S. consumer packaged food companies and quick service restaurant chains. In 2008, the Ingredients Group continued to enhance its international sales capabilities by adding distributors and currently has approximately 25 distributors around the world.

Many of the Ingredients Group starch-based texturizers and ingredient blends were originally developed for and are used in reduced fat versions of a variety of dairy products such as low fat or fat-free cottage cheese, sour cream, cream cheese, or processed cheeses. As discussed in “Taking the Fat Out of Food,” a publication of the United States Food and Drug Administration (“FDA”), reducing fat intake by consuming reduced fat versions of these products is an element of a healthier diet. With the increased demand for foods containing soy, the Ingredients Group has developed several ingredient blends for use in organic and conventional soy-based dairy alternatives such as soy yogurt, cream cheese, beverages, and frozen desserts.

In addition to helping food manufacturers improve the healthfulness of their food products, the ingredients can be used to improve the overall quality of food products, reduce formulation costs, and meet specific processing requirements. We believe that all of its products are Generally Regarded As Safe (“GRAS”) under current FDA regulations (see “Regulation – SunOpta Food Group”, below).

SunOpta Inc.	13	December 31, 2008 – 10-K

Recently, the Ingredients Group expanded its portfolio of functional fibers by entering into a distribution agreement with Polycell Technologies to market and sell Barley Balance™ beta-glucan concentrate. Barley Balance™ is the most concentrated source of barley beta-glucan soluble fiber produced by a natural and sustainable process. Barley Balance™ contains a minimum of 25% beta-glucan and over 35% dietary fiber adding excellent nutritional benefits and functional performance to food and beverage products.

SunOpta Ingredients Group launched a line of new products under the Multifiber™ brand name. This family of products consists of different combinations of soluble and insoluble fiber. Each blend provides the nutritional and functional benefits of both insoluble and soluble dietary fiber while being natural and non-GMO. The primary applications for Multifiber™ will be baked goods, breads, cereals, nutritional bars, pasta and nutritional supplements.

In addition the Ingredients Group launched four new oat fiber products. Canadian Harvest® oat fiber 211 is used for fiber enrichment of whole grain products, primarily breads. Canadian Harvest® oat fiber 320 is used specifically for the fiber enrichment of crunchy cookies and crackers, Canadian Harvest® oat fiber 680 helps reduce breakage in crunchy snacks, and Canadian Harvest® oat fiber 240 is for use in a variety of low moisture baked goods which require high levels of fiber fortification.

Competition—Ingredients Group

Food ingredients are considered unique niche items usually developed or processed for specific customers or industry segments. The Ingredients Group competes with other product developers and specialty processors for the specialty ingredient business.

The food ingredients industry is intensely competitive. Competitors include major companies with food ingredient divisions, other food ingredient and sourcing companies, stabilizer companies and consumer food companies that also engage in the development and sale of food ingredients. Many of these competitors have financial and technical resources as well as production and marketing capabilities that are greater than ours.

Distribution, Marketing, and Sales—Ingredients Group

Sales and marketing is done through a technically oriented customer account team. The Ingredients Group believes that the most effective way to solve each customer’s problem is to gain a thorough understanding of the customer at all levels, build solid working relationships throughout the customer’s organization, be knowledgeable of the market segment in which the customer competes, and have a detailed technical understanding of the customer’s need as well as its preferred solution. We take a multidisciplinary approach to achieve this level of customer understanding and service. Members of the Ingredient Group’s direct sales force are teamed up with the appropriate technical personnel to work as “consultants” in defining and developing a range of potential solutions to our customer’s formulation and product development needs.

Suppliers—Ingredients Group

The Ingredients Group’s raw materials and packaging are sourced from approximately 1,000 suppliers with availability subject to world market conditions. There are a number of alternative sources of supply for all raw materials with critical supply relationships highlighted below. Dairy ingredients are purchased primarily from dairy producer cooperatives. Products are purchased in the spot market with certain ingredients purchased under short-term supply contracts. Oat and soy hulls are primarily sourced from major food companies or their brokers and there is ample supply to meet production requirements. The supply for these ingredients is sufficient to meet current demand. Supply shortfalls would have an effect on availability and price and would be reflected in finished product pricing for the Ingredients Group. Certain other raw materials are supplied by processing customers and are not sourced directly from Food Group suppliers.

FRUIT GROUP

The Fruit Group is headquartered in Buena Park, California. The Fruit Group focuses on providing natural and organic fruit and vegetable based products to the private label retail, quick-service restaurant, food service and industrial markets. The Fruit Group comprises two separate operating divisions:

SunOpta Inc.	14	December 31, 2008 – 10-K

1.	Fruit Specialties (comprised of Cleugh’s Frozen Foods Inc., Pacific Fruit Processors Inc., Hess Food Group LLC, Baja California Congelados S.A. de C.V., and Congeladora del Rio S.A. de C.V.), and

2.	Healthy Fruit Snacks (comprised of Kettle Valley Dried Fruit, Ltd.).

Prior to 2008, the Fruit Group included SunOpta Global Organic Ingredients; however, this operation is now reported in the SunOpta International Sourcing and Trading Group along with recently acquired TOC.

We believe the Fruit Group is well positioned to capitalize on the rapid growth of the natural and organic fruit and vegetable market, and to adjust to market pressures resulting from a continued economic downturn due to flexible operations. The Fruit Group’s global sourcing and production capabilities, coupled with extensive product development expertise, provide a solid platform for continued future growth.

Based on management estimates, the Fruit Group is one of the largest suppliers of organic individually quick-frozen fruit to the private label retail market in the United States. The Fruit Group provides customers with a wide range of products including bulk raw materials and value-added ingredients and quick-service products to casual dining restaurant and retail solutions.

The Fruit Group services over 500 customers, including food manufactures, food service distributors, quick-service and casual dining restaurants and retail companies located principally in North America and Asia. The Fruit Group is headquartered in Buena Park, California.

The Fruit Group’s two divisions operate as follows:

1.

Fruit Specialties: This division consists of both berry processing and fruit base operations. The berry processing operations consist of fruit and berry processing facilities with value added processing capabilities, as well as sourcing and trading capabilities within the Hess Food Group, a member of the Fruit Specialties division of the Fruit Group. This division processes strawberries, peaches, mangos and other fruits and vegetables, and packs natural and organic frozen fruits and vegetables for the private label retail, food service, and industrial ingredient markets. The division sources fresh fruits, berries, and vegetables from various growing regions throughout California and Mexico, and processes the fruit into individually quick- frozen, block frozen, strawberry sugar packs and purees to meet the customer’s technical specifications. The division supplies frozen fruit products to the private label retail, food service and industrial markets, including food manufacturers and quick service and casual dining restaurants. The division’s poly-bag packaging operations in Buena Park, California and Irapuato, Mexico, provide retail customers with a wide range of private label natural and organic frozen fruits and vegetables, including strawberries, blueberries, raspberries, blackberries, peaches, mangos, tropical fruit and many other items. The division operates four berry processing facilities located in Buena Park and Salinas, California, and Rosarito and Irapuato, Mexico. As a result of the general economic environment, the division has temporarily closed its Salinas, California and Rosarito, Mexico facilities.

The division’s Pacific Fruit Processors is a member of the Fruit Specialties division of the Fruit Group, and produces a range of value-added fruit bases in aseptic and other packaging for sale to manufacturers and food service operations and restaurants. Fruit Specialties also has sourcing and trading capabilities within the Hess Food Group.

Raw materials consist primarily of fresh strawberries sourced from growers in California and Mexico, and fresh peaches, pineapple, mangos, honeydew melons, cantaloupes, and other fruits from growers in Mexico. The operations face competition in securing the grower base required to meet its needs; however, due to the location of its processing facilities, the operations are able to source raw materials from a number of growing regions by securing exclusive supply arrangements and in some cases providing short term crop advances to growers to finance harvesting of upcoming crops. The operations also source other frozen fruits and vegetables from a number of domestic and worldwide growers, processors and traders, including the internal SunOpta International Sourcing and Trading Group.

SunOpta Inc.	15	December 31, 2008 – 10-K

2.

Healthy Fruit Snacks: This division produces natural and organic fruit snacks. The division operates processing facilities in Summerland, British Columbia and in Omak, Washington. During 2007 and 2008, the division significantly expanded its operations at Omak by adding capacity for an additional 140 million units per year, doubling through-put. The division’s primary raw material, apple, is sourced from both local growers and internationally through the SunOpta International Sourcing and Trading Group. The division’s production capabilities include a variety of bar, twist, rope and bite sizes and shapes, as well as the ability to add a variety of ingredients including fiber. The division has internal research and development capabilities to introduce innovative products to the marketplace.

Competition—Fruit Group

The fruit and berry processing operations compete with strawberry processors in California and Mexico and frozen fruit imports from Mexico, South America, Europe and Asia. The competitive landscape includes divisions of companies with financial resources larger than ours. In many cases, Mexican, South American, European and Asian competitors are able to achieve greater cost efficiencies due to lower relative cost of living in these regions. The processing operations in Mexico and California provide a counter seasonal supply for SunOpta customers and opportunity address this competitive factor.

The fruit base operations compete with regional and national food manufacturers. In addition, the operations face research and development competition from flavor companies. A number of these competitors have production capabilities and financial resources that are greater than ours.

The healthy fruit snack operations faces competition from a small number of competitors, some of whom have production and technical capabilities and financial resources greater than ours. These competitors include independent fruit snack manufacturers and fruit snack divisions of larger food manufacturers.

Distribution, Marketing and Sales—Fruit Group

The fruit and berry processing operation supplies frozen fruit products to the private label retail, food service and industrial markets, including food manufacturers and quick service and casual dining restaurants.

The fruit base operation supplies natural and organic value-added fruit ingredients to the dairy, food service and beverage industries. The operations offer fruit bases and preps for customers seeking high-quality, custom formulations to meet their flavor and texture profiles. Applications include fruit for yogurts, ice creams, cheeses, smoothies, shakes, frozen desserts, bakery fillings, health bars, various beverages, dressings, marinades, dips and sauces. The fruit base operations’ research and development team is integral to the operations’ reputable product quality and customer service. Manufacturing capabilities include aseptic and conventional processing and packaging at its processing facility in South Gate, California.

The healthy fruit snack operation focuses on supplying natural and organic fruit snacks to the private label Canadian and U.S. retail markets.

Suppliers—Fruit Group

The fruit and berry processing operations source fresh fruits, berries, and vegetables from a large number of growers throughout California and Mexico.

The fruit base operations’ primary raw materials are sourced from processors and traders of frozen fruits and vegetables, including SunOpta’s International Sourcing and Trading Group and fruit and berry processing operations, major sweetener producers, and a number of regional and national flavor companies. Availability of supplies is subject to world market conditions, including quantity and quality of supply.

The healthy fruit snack operation’s raw material suppliers include growers and traders of apples and flavor companies as well as processors and traders of frozen fruits including SunOpta’s International Sourcing and Trading Group. This division is subject to the availability of apples based on conditions beyond its control.

SunOpta Inc.	16	December 31, 2008 – 10-K

INTERNATIONAL SOURCING AND TRADING GROUP

The International Sourcing and Trading Group is headquartered in Aptos, California, and Amsterdam, the Netherlands. Our International Sourcing and Trading Group is comprised of SunOpta Global Organic Ingredients (SGOI), previously part of the SunOpta Fruit Group, and TOC, which was acquired in April 2008. The group sources raw material ingredients from approximately 60 countries around the world, and, in management’s estimation, is the largest supplier of a wide range of organic commodities to the food industry in the European Union, North American and Asian markets.

The group provides organic food solutions to major global food manufacturers and distributors, and major U.S. supermarket chains with a variety of industrial and private label retail products. The group sources or produces organic fruit and vegetable-based ingredients, sweeteners, cocoa, coffee, grains, nuts, seeds and pulses and other organic food products from virtually every continent and in both hemispheres to ensure quality of supply, minimize crop risk and provide contra-seasonal solutions to its customers. In many cases, the group enters into exclusive arrangements with growers and/or processors of key strategic commodities to control the reliability of its supply chain. Utilizing a number of strategic and/or exclusive co-pack relationships and an experienced research and development team, the group provides its retail customers and distributors with organic private label turn-key solutions in a variety of product categories, including juices, frozen fruits and vegetables, specialty beverages and tomato products.

Competition—International Sourcing and Trading Group

The organic food industry is intensively competitive due primarily to the limited worldwide supply of organic raw materials. Our competitors in the supply of industrial ingredients include domestic and worldwide brokers, traders and food processors. In the private label retail market, competitors include major food manufacturing companies, some of which have production and technical capabilities more extensive ours.

Distribution, Marketing and Sales—International Sourcing and Trading Group

The International Sourcing and Trading Group operates administrative, research and development offices in Aptos, California and Amsterdam, The Netherlands, and sales and sourcing offices in Germany, France, Thailand, Ethiopia and the United States. The group also operates a factory in Dalian, China that supplies food grade organic soybeans and feed, organic sunflower kernels and other grains. In addition, the group has a sourcing and processing operation for organic coffee and organic sesame seeds in Ethiopia. The group also provides procurement support for other SunOpta divisions particularly, the Fruit Group.

Sales and marketing is done through technically oriented sales teams strategically located close to specific geographic sourcing and sale regions. The group maintains one of the largest global sourcing and supply networks in the world, working closely to manage global organic supply and link these supplies with diverse customer needs.

Suppliers—International Sourcing and Trading Group

The International Sourcing and Trading Group’s raw material suppliers include growers, processors and traders of organic fruit and vegetable based ingredients, sweeteners and other food products. Raw materials are sourced from worldwide growing regions, including North America, South America, Central America, Europe, Africa and Asia. Organic food suppliers are required to meet stringent organic certification requirements equivalent to the United States Department of Agriculture (“USDA”) National Organic Program or European Union standards.

SunOpta Inc.	17	December 31, 2008 – 10-K

DISTRIBUTION GROUP

The Distribution Group is headquartered in Richmond, British Columbia. The Distribution Group represents the final layer of our vertically integrated organic, natural and specialty food and natural health products business model. We started to build a Canadian national organic, natural, kosher and specialty food distribution system in late 2002 and since then have built what we believe is the largest distribution platform in Canada, serving natural, organic and specialty foods and natural health products and handling approximately 22,000 natural, organic, kosher and specialty food products; and fresh organic produce, vitamins, supplements and other natural health products. The broad range of products includes our branded and private label packaged products.

The Distribution Group plans to continue expansion through internal growth and through additional strategic acquisitions. According to The Organic Trade Association’s 2007 Manufacturer Survey, the market for Canadian natural food distribution grew by approximately 10–15% in 2007 and this growth trend continued for most of 2008 but is expected to slow somewhat in 2009 as a result of weak economic conditions in Canada and around the world. In addition, according to the same survey, the market segment growth, in dollars, continues to be significantly higher than conventional foods and organic penetration continues to increase as consumers continue to recognize the benefits of a healthier lifestyle and environment through a diet that includes natural, organic and quality specialty foods as well as natural vitamins, supplements and health and beauty aids. The Distribution Group is also strategically important to other parts of our food business.

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

  Kosher and Specialty Foods Grocery – approximately 6,000 kosher and specialty groceries including dry and refrigerated product offerings.

  Natural Health Products – approximately 7,000 branded and/or distributed SKUs of natural vitamins, supplements and health and beauty aids, many of which are formulated, processed and packaged within the Group’s vertically integrated manufacturing operations and sold under company brands such as Herbon, Vivitas, Nature’s Harmony and Quest.

Competition—Distribution Group

The Distribution Group competes against much larger conventional distributors; however, management believes that SunOpta is the largest national natural and organic foods and natural health products distributor in Canada. Competition in organic and natural grocery products is represented by a number of regional natural and organic food distributors that vary greatly in size. Management believes that Purity Life, a member of the Distribution Group, is Canada’s largest distributor of natural health products. Purity Life competes with a handful of national distributors and a diverse group of much smaller regional distributors.

Distribution, Marketing and Sales—Distribution Group

The Distribution Group’s primary direct-to-store distribution coverage includes central, eastern and western Canada. We primarily service independent natural and organic food retailers and supermarket chains. The customer mix also includes a growing component of large mass merchandisers and major drugstore chains. The Distribution Group’s core competencies include direct-to-store service, the breadth of its product line, and organic market and natural health product knowledge.

SunOpta Inc.	18	December 31, 2008 – 10-K

Suppliers—Distribution Group

The Distribution Group sources products from over 900 suppliers around the world. Overall supply is sufficient; however, quality, price and availability of fresh produce can be affected by harsh weather conditions in growing regions. With respect to fresh produce items, supply is controlled through spot pricing, with changes in supply reflected in prices to end customers.

Regulation – SunOpta Food Group

The SunOpta Food Group is affected by a wide range of governmental regulations and policies in various countries and regions where it operates, including the United States, Canada, the Netherlands, and the European Union. These laws, regulations and policies are implemented, as applicable in each jurisdiction, on the national, federal, state, provincial and local levels. Examples of laws and regulations that affect the Food Group include laws and regulations applicable to the use of seed, fertilizer and pesticides; the purchasing, harvesting, transportation and warehousing of grain and other products; the processing and sale of food, including wholesale operations; and the labelling and marketing of food and food products. Additionally, government-sponsored price supports and acreage set aside programs are two examples of policies that may also have an impact on the Food Group. In addition, the Food Group’s business activities are subject to a number of environmental regulations.

The Food Group is involved in the sourcing, manufacturing, supplying, processing, marketing, selling and distribution of organic seed and food products and, as such, is subject to certain organic quality assurance standards. The Food Group is currently in compliance with all state and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food-handling regulations. Regulatory agencies include the USDA, which monitors both the organic process and agricultural grain business; the FDA, which oversees the safety, security and efficacy of the food supply in the United States; the Canadian Food Inspection Agency (“CFIA”) which monitors food processing and safety in Canada; and SKAL, an organization that certifies organic products in the Netherlands.

Certain food ingredients are regulated under the 1958 Food Additive Amendments to the Federal Food, Drug and Cosmetic Act of 1938 as administered by the FDA. Pre-marketing approval by the FDA is required for the sale of a food additive unless we believe the substance is generally regarded as safe (“GRAS”) under FDA standards. A food additive is a substance, “the intended use of which results or may reasonably be expected to result, directly or indirectly, either in their becoming a component of food or otherwise affecting the characteristics of food.” Such pre-marketing approval for ingredients that are not GRAS, which is issued in the form of formal regulation, requires a showing both that the food ingredient is safe under its intended conditions of use and that it achieves the function for which it is intended.

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

Many of the Food Group’s products are being marketed pursuant to GRAS self-affirmation. The Food Group believes that a majority of products for which it has retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. Thereafter, the Food Group decides whether self-affirmation procedures and a GRAS notification will be appropriate. For those components that do not qualify for GRAS, we may be required to file a Food Additive Petition. In the event that a petition is required, we may elect to sell or license its rights to manufacture, market, and distribute the component to another party.

SunOpta Inc.	19	December 31, 2008 – 10-K

Countries other than the U.S. also regulate the sale of food ingredients or characterize food ingredients differently. Vitamin and minerals supplements in the U.S. are regulated pursuant to the Dietary Supplement Health and Education Act, which regulates these products as foods. In Canada these products are presently regulated as drugs. Regulations vary substantially from country to country, and we take appropriate steps to comply with such regulations. In Canada, we have sales of Natural Health Products (“NHPs"), drugs, cosmetic, devices and pest control products. These may be regulated by various federal, provincial and municipal laws, but are principally regulated by the Canadian federal government pursuant to Canada’s Food and Drugs Act and supporting regulations, the Pest Control Products Act and supporting regulations and the Canada Environmental Protection Act, 1999, (“CEPA”) and supporting regulations. A substantial portion of these products, are classed in Canada as NHPs and are regulated pursuant to the provisions of the Food and Drugs Act and the Natural Health Product Regulations (“NHP Regulations”), enacted under Canada’s Food and Drugs Act.

As this regulatory framework is still considered to be relatively new, (it became effective January 1, 2004), Health Canada has published a compliance policy and guide which have the practical effect of relaxing enforcement of the NHP Regulations, assisting regulated parties in complying with the NHP Regulations. Prior to the adoption of the NHP Regulations, many of the NHPs now regulated under the NHP Regulations were regulated as drugs pursuant to the Food and Drug Regulations. These products will continue to be classed as drugs pending their transition to the NHP regulatory framework, which for those products which bear a DIN is not required until December 31, 2009.

Full compliance with the NHP Regulations including those presently marketed as drugs will likely be required by April 1, 2010 based on verbal representations made by the NHP Directorate to industry representatives. This extension of the compliance policy and guide is and likely will be dependent on the ability of the Natural Health Products Directorate’s ability to reduce the existing backlog to workload, i.e. reducing the time frame from submission to review of a pre-market application from the existing time frame to a time frame considered to be representative of performance criteria to be established for future operations of the NHPD. As such, our compliance with the NHP Regulations will at that point become mandatory, and any NHPs for which a market authorization has not been granted will have to be removed from the marketplace until the market authorization is issued. Failure to do so could see enforcement action taken by the Health Products and Food Branch Inspectorate, which could include the removal of non-compliant NHPs from the market place and possibly result in charges against us.

In addition to the NHPs and drugs which we sell, we also import and sell cosmetic products for which we file with Health Canada, cosmetic notification forms, a post-marketing requirement for those cosmetics manufactured in Canada and a pre-market requirement for those products imported into Canada. In light of the changes to the Cosmetic Regulations requiring ingredient disclosure on the cosmetic product labeling, we continue to work with its vendors to bring cosmetic labeling into compliance.

In addition, there is an ongoing review of ingredients used in regulated products, including those we sell, for compliance with CEPA. The Canadian Federal Government has undertaken a review of ingredients used in commerce for these regulated products with a view of determining whether the use of certain ingredients in these products represent a risk to the environment. This could eventually lead to the removal of the use of these ingredients in Canada. This would require a re-formulation of product affected by such a determination.

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

Greater oversight of manufacturers, importers and retailers, including requiring holders of market authorizations to provide information and/or conduct tests to establish the benefits and risks associated with the sale of the product, lead to:

  Increased public access to risk and benefits associated with products.

  Ability to disclose personal and confidential business information.

SunOpta Inc.	20	December 31, 2008 – 10-K

  A general prohibition against the manufacture, importation, advertisement or sale of consumer products that are a danger to human health or safety.

  A requirement of mandatory reporting by suppliers of serious product-related incidents including near- misses and defects, allowing for more targeted oversight.

  Substantially increased fines for violations, including imposing on directors and officers liability for the breaches committed by the corporate bodies.

  The power to order recalls of unsafe products, increased powers for inspectors, direct persons in control of consumer products to take actions or refrain from taking certain actions.

These two pieces of proposed legislation are not yet law in Canada; it is expected that there will be amendments proposed to be made to the bills once a committee of the Federal Parliament reviews the proposed bills and hears comments from stakeholders affected by these bills.

The Food Group endeavours to comply in all material respects with applicable environmental regulations. Some of the key regulations in the U.S. include:

  Air Quality – air quality is regulated by the United States Environmental Protection Agency (“EPA”) and certain city/state air pollution control groups. Emission reports are filed annually.

  Waste Treatment/Disposal – solid waste is either disposed of by a third-party or, in some cases, we have a permit to haul and land apply. Agreements exist with local city sewer districts to treat waste at specified levels of Biological Oxygen Demand (“BOD”), Total Suspended Solids (“TSS”) and other constituents. This can require weekly/monthly reporting as well as annual inspection.

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

In Canada, the key regulatory framework is found in the regulations to the CEPA. Prior to the importation and use in products, the importer must ensure that all ingredients are found on the Domestic Substances List (“DSL”) maintained by Environment Canada. In the event that an ingredient is not found on the DSL, then subject to the amount of the substance imported into Canada and used in products sold in Canada, a filing may become necessary under the New Substances Notification Regulations.

All of the Food Group’s Canadian manufacturing facilities and warehouses are registered with the CFIA and/or Health Canada. All imported materials are shipped in compliance with the notification systems that alert FDA, Health Canada, the CFIA and customs before the materials enter the country. We have the necessary processes and controls in place that provide for an additional level of traceability of all raw materials from the supplier to the immediate subsequent recipient of the finished products. We also recognize and have the necessary programs that allow the applicable regulatory body the right to seize, voluntarily retain and or recall any regulated product if required by law and if the regulatory body has credible evidence that the sale of the product and its use may be a threat to the health and well-being of the intended recipient.

As a result of the 2008 acquisition of TOC with its headquarters in the Netherlands, we are now subject to Dutch and European Commission (“EC”) regulations and policies. TOC is involved in the sourcing, supplying, marketing, selling and distribution of organic food products and, as such, is subject to standards for production, labeling and inspection of organic products contained in EC Regulation 2092/91 (and its subsequent amendments). TOC is certified by SKAL, the inspection body for the production of organic products in the Netherlands. Products certified as organic by a European Union (“EU”) recognized inspection body, such as SKAL, can be marketed within the entire EU.

SunOpta Inc.	21	December 31, 2008 – 10-K

TOC is also affected by general food legislation both at an EU and Dutch level relating to product safety and hygiene, among others. TOC is Hazard Analysis and Critical Control Point (“HACCP”) certified in the Netherlands and manages a fully computerized system that guarantees the traceability of each product. In addition, TOC also considers and abides by EC and local legislation with regard to packaging and packaging waste.

Research and Development – SunOpta Food Group

The Food Group maintains extensive applications and research and development expertise via resources which are organized around four key product categories:

  Grains and grain-based ingredients through finished packaged products;

  Value-added ingredients focused on fiber and starch-based applications;

  Fruits and fruit-based ingredients through finished packaged products; and

  Natural health products sold via certain owned brands within Purity Life and other units within the Distribution Group

These groups maintain staffs of highly trained and experienced food scientists and engineers dedicated to resolving customer formulation, processing and packaging challenges. Applications and technical support provided by each of the groups to its customers include all aspects of product development from concept to commercial launch as well as ongoing manufacturing and processing support.

Ongoing research and development is a key priority of the Food Group. Research and development initiatives are intended to continually improve existing product portfolios in addition to bringing new and innovative products to the market, a key requirement in the fast growing natural and organic foods and health categories.

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

Intellectual Property – SunOpta Food Group

The nature of a number of the Food Group’s products and processes requires that we create and maintain patents and trade secrets. The Food Group’s policy is to protect its technology by, among other things, filing patent applications for technology relating to the development of its business in the U.S. and in selected foreign jurisdictions.

The Food Group’s success will depend, in part, on its ability to protect its products and technology under U.S. and international patent laws and other intellectual property laws. We believe that we own or have the right to use all proprietary technology necessary to manufacture and market our products; however, there is always a risk that patent applications relating to our products or technologies will not result in patents being issued or that current or additional patents will not afford protection against competitors with similar technology.

We also rely on trade secrets and proprietary know-how and confidentiality agreements to protect certain technologies and processes. Even with the steps taken, our outside partners and contract manufacturers could gain access to our proprietary technology and confidential information. All employees are required to adhere to internal policies which are intended to further protect the Food Group’s technologies, processes and trade secrets.

SunOpta Inc.	22	December 31, 2008 – 10-K

Employees – SunOpta Food Group

The Food Group has approximately 2,126 full-time employees as of December 31, 2008. Aside from unions at the Fruit Group’s Mexican facilities and the International Sourcing and Trading Group’s China facility, there are no other unions within the Food Group.

Properties – SunOpta Food Group

The Food Group operates from 26 processing facilities (16 owned, 10 leased) in eleven U.S. states, two Canadian provinces, Mexico, China and Ethiopia. The Food Group also owns and leases a number of office and distribution locations and also leases and utilizes public warehouses to satisfy its storage needs. For more details see Item 2, Properties.

OPTA MINERALS

Opta Minerals (currently owned approximately 66.2% by SunOpta) is a vertically integrated provider of custom process solutions and industrial minerals products for use primarily in the steel, foundry, loose abrasive cleaning, roof shingle granules and municipal water filtration industries. Opta Minerals has experienced solid growth since 1996 and has become, in management’s estimation, one of the leading suppliers of industrial minerals and silica-free loose abrasives in a number of select markets in North America and Eastern Europe.

Opta Minerals has grown steadily through a combination of internal growth and strategic acquisitions in eastern and central Canada; eastern, central and southeastern United States; France and Slovakia. Opta Minerals has completed a number of acquisitions over the past eight years and opened operating facilities in Louisiana, South Carolina, Maryland, western New York, Texas and Quebec. Opta Minerals has been able to successfully integrate these new businesses into existing operations and financial management systems, creating synergies that have increased revenues and profit margins. We have invested in improving plant equipment and infrastructure and have been able to reduce costs while growing production capabilities. As a result, SunOpta believes that Opta Minerals is currently well-positioned to expand current operations with modest capital expenditures.

Opta Minerals started with the initial acquisition of Barnes Environmental and Industrial in 1995. In 2000, George F. Pettinos (Canada) Limited (PECAL) and Temisca, Inc. were acquired followed by the acquisitions of Virginia Materials Inc. and 51% of International Materials & Supplies Inc. in 2001. In late 2002, the remaining 49% minority interest in International Materials & Supplies was also acquired. In 2004, Opta Minerals purchased Distribution A&L, and in 2005 it completed the acquisition of certain assets of the abrasive division of Hillcrest Industries Inc. In February 2006, Opta Minerals acquired Magnesium Technologies Corporation followed by the acquisition of Bimac Inc. in October 2006. In 2007, the Group acquired Newco, a Slovakian company that produces desulphurization products for the steel industry and in July 2008 acquired 67% of MCP of France, a company selling ground magnesium products to the European steel industry. In early 2009, Opta Minerals finalized agreements to establish abrasive processing operations in Texas in order to cost-effectively supply southern regions of the United States.

Industry Overview

Opta Minerals competes primarily in the industrial minerals and silica free abrasives markets, focusing to date on select markets in the eastern, southern and central areas of North America, plus Europe. Opta Minerals’ principal product lines include the following: (i) blends of industrial minerals used primarily in heavy industrial applications; (ii) silica-free abrasives; and (iii) specialty sands, filtration media and other products and services.

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

SunOpta Inc.	23	December 31, 2008 – 10-K

Products

Opta Minerals produces, manufactures, distributes and recycles industrial minerals, silica-free abrasives and specialty sands and other products and services to the foundry, steel, roofing granule, marine/bridge cleaning and municipal, recreational and industrial water filtration industries.

  Industrial Minerals - Opta Minerals sells industrial mineral products primarily to the foundry and steel industries. Significant industrial minerals products produced by Opta Minerals include chromites, magnesium blends, lime, nozzle sands, clays, coated sands and a wide range of foundry pre-mixes.

  Silica-Free Abrasives - Opta Minerals abrasive products are primarily sold into shipbuilding, ship repair, bridge cleaning and roofing granule markets. The abrasives produced are free of silica, making them a clean, efficient and recyclable alternative to traditional abrasives. Recycling operations are conducted at Waterdown, Ontario and Norfolk, Virginia. This is an important service that Opta Minerals provides to its customers which results in the reuse of materials that would otherwise be sent directly to landfills. Significant silica-free abrasive products produced by Opta Minerals include BlackBlast, Ultra Blast, EconoBlast, EbonyGrit, Powerblast, Garnet and other specialty abrasives.

  Specialty Sands and Other Products and Services - Opta Minerals also generates revenues from the sale of specialty sands, filtration media and other products and technical services. Opta Minerals specialty sands include silica products which are sourced, processed and packaged from their quarries located in St. Bruno de Guigues, Québec. The silica sands produced are not sold for use as an abrasive material. Significant specialty sands and other products and services of Opta Minerals include filtration and industrial sands, garnets for filtration and waterjet cutting, construction sands, golf bunker sand, silica (not sold for loose abrasive applications), colored sand and technical services.

Properties

Opta Minerals’ operations encompass and service much of the east coast and central North America, with production facilities located in Louisiana, South Carolina, Texas, Virginia, Maryland, New York, Michigan, Indiana, Ontario and Québec, allowing us to maintain a strong customer base throughout North America by providing economic supply and timely delivery of products and services to its customers. In addition to its manufacturing facilities, Opta Minerals also owns and operates distribution and packaging centers in Ontario and Québec. Opta Minerals has built or acquired facilities at locations along the east and southern coasts of the United States where major shipbuilding, ship repair, bridge cleaning and roofing shingle production activities are concentrated. Multiple facilities allow for fast and economic service and have enabled Opta Minerals to broaden its product lines to supply wider markets and applications from these facilities.

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

For more details, see Item 2, Properties.

SunOpta Inc.	24	December 31, 2008 – 10-K

Competition

Industrial Minerals

The industry is characterized by a number of large public and private companies that service the bulk of requirements for both the foundry and steel industry. These companies include Foseco Steel, Stollberg Group, SKW Mettalurgie Gmbh, Magnesium Elektron, Prince Minerals and RHI AG and tend to have broad product offerings that service a range of customer requirements. The remaining market requirements are fulfilled by small regionally based niche companies with limited product lines that generally focus on local markets.

Silica-Free Abrasives

The industry is characterized by a number of small, regionally-based niche companies with limited product lines tending to focus on geographically adjacent markets. Our competition varies by product line, customer classification and geographic market. Opta Minerals conducts business throughout North America with a focus on key regions including the Québec-Detroit corridor, New York, Virginia, Georgia, Florida and the Gulf of Mexico region, all of which are areas of high volume ship repairs and bridge cleaning activities. Opta Minerals is competitive in abrasive and value-added products in other areas such as Michigan, New Jersey, Ohio and Indiana.

Specialty Sands and Other Products and Services

Competition within the niche markets serviced by Opta Minerals is characterized by a number of small, regionally-based competitors. Competition varies by product line, customer classification and geographic market.

In both abrasive and industrial minerals markets, Opta Minerals competes through a combination of exceptional product quality and customer service combined with competitive pricing.

Distribution, Marketing and Sales

Opta Minerals is continuing its active program of developing and acquiring new products and services that expand the group’s target markets while leveraging the group’s existing infrastructure and expertise. The group continues to offer one of the broadest ranges of industrial minerals and abrasives in the industry and can provide customer product configurations solutions for every type of application. Opta Minerals conducts business throughout North America and key areas of Europe, via a direct sales force supported by strong technical and operational resources, with a focus on high volume industrial mineral consumption regions. The Opta Minerals facilities are strategically located near customers or raw material supplies to economically and efficiently distribute products.

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

  In 2007, Opta Minerals introduced a high quality nickel slag from Greece into the North American market based on a three year supply agreement. This is an important product offering to Opta Minerals’ customers given the high demand and scarce supply for slag-based abrasives in North America. Initial uses of the product by customers have proven that this is an excellent loose abrasive and roofing granule media. The product is supplied to Opta Minerals on an exclusive basis for sale in North America. The agreement is not considered material to SunOpta.
  In April 2008, Opta Minerals announced that it had entered into a three year exclusive supply arrangement for staurolite with a large multinational mining company who recently expanded operations in the United States. Powerblast, a staurolite-based abrasive used in new steel applications, shipbuilding, ship repair and bridge maintenance to remove rust, mill scale, and weathered coatings, became broadly available to customers in Canada and the United States beginning in May 2008. The agreement is not considered material to SunOpta.
SunOpta Inc.	25	December 31, 2008 – 10-K

Other than noted previously, Opta Minerals obtains key abrasive raw materials such as magnesium, lime, coal slag, copper slag, nickel slag and garnet from a wide variety of global sources. Copper slag is supplied by both domestic and foreign mining and refining companies. Coal slag is supplied on an exclusive basis from U.S. power plants and other suppliers. Opta Minerals produces industrial garnet derived from a waste mining stream at its Keeseville, New York facility. In addition, Opta Minerals has agreements with multiple mines in China and suppliers in India to market their garnet in North and South America. Opta Minerals also purchases significant quantities of magnesium for its mill and foundry services operations. The magnesium is purchased from manufacturers located primarily in China, Eastern Europe and the Middle East.

Regulation

Opta Minerals’ business primarily involves the handling of inorganic and mineral based materials. These types of materials are generally benign and are not expected to give rise to environmental issues. Almost all of our environmental regulation is standard to the industry with the exception of certain permits required in Ontario and Virginia to recycle various types of solid waste. The Ontario Ministry of Environment has the right to inspect the Waterdown, Ontario site and review the results of third party monitoring and perform its own testing. Similar rights of inspection exist at the facility in Norfolk, Virginia. At both locations, Opta Minerals is subject to monthly reporting and periodic audits as well as having a financial bond in place with the respective governments should there be a contamination.

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

Employees

Opta Minerals has been successful in identifying, attracting and retaining talented employees with relevant technical and industry expertise. In particular, Opta Minerals has assembled an experienced management team with a diverse and complementary set of skills and experience, both within and from outside of the industry.

As of December 31, 2008, Opta Minerals had 207 active employees including 18 employees in sales and marketing, 25 in corporate administration and finance, 27 in customer service, 23 in engineering and plant management, 6 in research and development and quality control, 3 in purchasing and the remainder in production.

SUNOPTA BIOPROCESS

SunOpta BioProcess is focused on the commercialization of its internally developed steam explosion technology and related processes known as the “SunOpta BioProcess System” (formerly known as the “StakeTech System”), including process engineering and manufacturing equipment. In addition, SBI has taken several steps over the past couple of years towards active participation in the production of biomass-derived specialty products with a focus on cellulosic ethanol.

The patented SunOpta BioProcess System provides a method for the rapid and continuous auto hydrolysis pre-treatment of biomass under high temperatures and pressure. The SunOpta BioProcess System can also serve as a platform for other pre-treatment processes such as Dilute Acid Hydrolysis and Ammonia Fiber Explosion (AFEX). Raw materials can include wood chips, sugarcane bagasse, cereal straws and waste paper, and potentially all other agriculture residues and energy crops. In their natural state, these materials are not easily separated into their component parts. By continuous processing with the addition of high-temperature steam, the SunOpta BioProcess System breaks the chemical and physical bonds that exist between the components of these materials allowing their subsequent separation and processing into products and components that may have wide and diverse applications. SBI has demonstrated its equipment and technology on a commercial scale in several applications.

SunOpta Inc.	26	December 31, 2008 – 10-K

This technology has been proven via application around the world and is currently focused by management on the treatment of biomass for cellulosic ethanol, food and pulping applications, with the primary focus being on the application of SBI’s technology in the cellulosic ethanol market. The market opportunity in this sector has increased significantly due to the high cost of energy, the increased demand and cost for commodity foods such as corn for use as biofuel feedstocks, energy security issues, and environmental issues related to competing technologies. SBI is executing a two-pronged strategy to pursue this opportunity: (1) sales of manufacturing equipment with associated license fees, and (2) direct investment by SunOpta BioProcess in cellulosic ethanol production capacity.

SBI’s business is not affected by seasonality.

Major Developments in 2008 in SunOpta BioProcess Group

In late 2007, SunOpta BioProcess entered into a Letter of Intent with Central Minnesota Ethanol Co-op (“CMEC”) of Little Falls, MN to complete feasibility and engineering studies for a joint venture to build, own, and operate a 10 million gallon per year cellulosic ethanol plant. The proposed operation is to be located adjacent to CMEC’s existing 21.5 million gallon per year corn starch-to-ethanol plant and will utilize readily available wood chips. CMEC and SunOpta BioProcess, along with Bell Independent Power Corporation of Rochester, NY, formalized the joint venture in April 2008 to further study the feasibility for the cellulosic ethanol plant. The joint venture operates under the name Central Minnesota Cellulosic Ethanol Partners (CMCEP). The feasibility study was divided into two phases. The first phase was supported by a $100,000 grant from the Agricultural Utilization Research Institute (AURI) in Minnesota and was completed in late 2008 The second and final feasibility phase which involves detailed engineering, refinement of capital and operating cost estimates, determination of raw material availability, and evaluation of other parameters is underway. CMCEP was awarded a $910,000 NextGen grant from the Minnesota Department of Agriculture to support the completion of the feasibility study. Receipt of NextGen progress payments is contingent upon completion of a detailed work plan appended to the CMCEP contract with the NextGen Board. Under the work plan, deliverables are invoiced quarterly to the NextGen grant administrator. NextGen funding is also contingent upon matching in-kind and cash contributions from SBI and its partners. A failure to complete work as scheduled or as required could result in an inability to claim the full NextGen funding. The second phase is scheduled to be completed in the third quarter of 2009.

China continues to be a major focus for cellulosic ethanol commercialization efforts due to its high demand for energy and its lack of food-based alternatives for feedstock. In 2006, SunOpta BioProcess sold proprietary biomass conversion equipment to a customer in China which has been successfully installed, commissioned, and operated. Discussions continue between SBI and this customer on the potential supply of equipment and technology license for a significantly scaled-up system. Negotiations with a second major supplier of ethanol in China are ongoing and may result in additional equipment sales in China. The requirement for numerous government and company approvals as well as the economic crisis in China has resulted in delays to the signing of further Chinese contracts.

A proprietary steam explosion system has also been installed in the first US-based cellulosic ethanol demonstration facility and is in final start-up and commissioning tests. The plant in which the SBI equipment was installed is anticipated to come on-line in early 2009. The U.S. and Chinese operating facilities are important as they are the first commercial cellulosic ethanol demonstration plants in the world and are expected to form the basis for potential future orders and the scale up to larger commercial facilities.

In March, 2008, we entered into a joint venture agreement with a distributor of certain specialty sweetener products. The purpose of the joint venture was to perform research and development on novel methods to produce the specialty sweetener from biomass treated with the SunOpta BioProcess System. The joint venture took a phased approach starting with an initial feasibility study. SunOpta BioProcess performed the research and development which was funded by its partner. The initial feasibility study was successfully completed and the joint venture partners are currently in negotiation regarding pilot plant studies and ultimate commercialization of the process.

SunOpta Inc.	27	December 31, 2008 – 10-K

SBI is well along the way to expanding its pilot plant capabilities at a site in Ontario, Canada. The new pilot plant facility is scheduled to be up and running in the first quarter of 2009. The pilot plant will enhance SBI’s ability to keep its technological programs moving forward, to test new equipment designs and processes, to serve as a demonstration and training site for its commercialization efforts, and to drive revenue by providing pilot-scale services to external parties.

On December 23, 2008, we announced that the arbitrator rendered his decision in the arbitration proceedings between the SunOpta BioProcess Group and Abener Energia S.A. ("Abener") regarding the Equipment Supply and Engineering Services Agreement related to a bioethanol plant being constructed in Salamanca, Spain. The ruling of the arbitrator partially allowed Abener's claim and ordered payment be made to Abener in the amount of the €1,329,898. The arbitrator's decision resolved certain disputes related to the interpretation of contractual business terms and did not reflect on the effectiveness of SBI's products and technologies or the value of its intellectual property. SBI’s claim for damages against Abengoa BioEnergy New Technologies, Inc., a related party to Abener, continues in arbitration and a decision is expected in mid-2009.

Competition

We believe the ability of the SunOpta BioProcess System to operate continuously at high pressure presents advantages in terms of reducing chemical requirements, handling a wide variety of feedstocks, improving biomass conversion to fermentable sugars and value-added components and providing significant cost and environmental advantages within the industry that the technology is being marketed.

SBI’s success in marketing to the industry will depend on the extent to which the SunOpta BioProcess System can be shown to have advantages over the technology of competing suppliers. These competing suppliers include Ahlstrom, Kvaerner, Metso, Iogen and Andritz. We are aware of other groups that are attempting to develop and market new biomass conversion systems.

It is anticipated that competition from suppliers of alternative systems and equipment in targeted markets will be strong and that the potential advantages for the SunOpta BioProcess System will have to be continually demonstrated and improved upon through further research and development.

Distribution, Marketing and Sales

SunOpta BioProcess has several commercial personnel dedicated to the sales, marketing and licensing of its proprietary solutions and process equipment. The commercial personnel are supported by SunOpta BioProcess’ research and engineering teams. SBI participates in and sponsors select trade events to promote its products and services. SunOpta BioProcess also maintains a website through which numerous inquiries are generated from the major target markets of Europe, North America, and Asia. Commercial personnel work with clients during every step of the development process including the initial concept, proposal development, contract negotiation, and project execution. At the current state of technology development, each proposal and solution is typically custom in nature. Optimal execution requires a significant level of sales, engineering, and project management resources and interaction with customers. Given the highly specialized and custom nature of the equipment, SBI manages all aspects of fabrication, packing and delivery of SunOpta BioProcess products to its customers utilizing common carriers and other vendors.

Suppliers

Waste biomass such as straw and fast-growing tree species such as poplar and aspen is currently available in abundant supply in many parts of the world. If other economic uses for waste biomass increase, we may find that the supply of such raw materials is reduced and this could have a material adverse effect on the business of SunOpta BioProcess. The wide variety of raw materials that can be used as feedstocks in the SunOpta BioProcess System helps to mitigate this risk.

In respect to the manufacturing of the customized SunOpta BioProcess System, SBI provides equipment fabricators with detailed drawings and equipment specifications. All major equipment components have at least two alternate suppliers.

SunOpta Inc.	28	December 31, 2008 – 10-K

Regulation

SunOpta BioProcess technology may use chemicals in addition to steam to treat fibrous material. This technology does not generally produce appreciable pollutants and we believe our existing facilities are in compliance with applicable laws concerning the environment. To date, we have not found it necessary to spend significant amounts to comply with applicable environmental laws. It is anticipated that future sales or licenses of SBI’s technology will be made where the SunOpta BioProcess System is but one part of a larger process, as for example in the manufacture of cellulosic ethanol or pulp. In these instances, the overall project may be subject to federal, state or local provisions regulating the discharge of materials into the environment and these will be the responsibility of the company utilizing the system. Compliance with such provisions may result in significant increases in the costs associated with the overall project.

Proprietary Technology

We recognize that others may attempt to copy SBI’s proprietary SunOpta BioProcess System or misappropriate the technology. To mitigate this risk, we require, as a normal business practice, the signing of confidentiality agreements with all parties to whom confidential information is supplied, including all customers and licensees. We hold several patents on equipment and process technology and in 2007 and 2008 filed several additional patent applications pertaining to a number of advanced process technologies. Further patent applications are being prepared for filing.

Financial Exposure Related to Bonding and Guarantees

To enter industrial markets, we expect we will have to provide substantial performance guarantees in the form of process guarantees and equipment guarantees. These guarantees will need to be backed by bank guarantees or surety bonds. We endeavour to reduce the risks associated with these commitments; however, there will always be a possibility that guarantees or bonds could be called, rightfully or wrongfully and that the equipment supplied fails to meet the guarantees and warranties provided, resulting in potential financial losses.

Research and Development

During 2008, research and development activities were focused on the production of cellulosic ethanol and food applications, development of process improvements and novel processes, and enhancement of SBI’s intellectual property including technical know-how, trade secrets and patentable inventions.

Employees

SunOpta BioProcess has thirteen full time employees, engaged in engineering, technical support, systems design, and research and development, as well as sales and marketing. SBI utilizes external resources, such as certain contract employees and consulting engineers, to meet its manpower needs while effectively managing operating costs. SBI expects to hire additional employees in 2009 as the SunOpta BioProcess System becomes more widely accepted and as demand for commercial-scale facilities ramps up.

In conjunction with the private placement of SBI convertible preferred shares in 2007, 800,000 Restricted Stock Units (“RSUs”) and 800,000 stock options (with an exercise price of $20 per share) were granted to certain employees of SBI. The RSUs allow for a cash payment or the grant of shares to the certain employees equal to the issuance price in a future initial public offering (to a maximum of $20 per share). The RSUs and the stock options granted only vest if a change of control of SBI occurs or SBI completes a qualified initial public offering. Unless terminated earlier in accordance with SBI stock option plan, the stock options shall expire on the seventh anniversary of the closing date (i.e. June 7, 2014). If SBI complete a qualified initial public offering (defined in the preferred share agreement as greater than $50,000,000), the RSUs would automatically be converted into common shares of SBI upon closing of the transaction.

CORPORATE SERVICES GROUP

The corporate office of SunOpta is located on owned premises in Brampton, Ontario. Centralized information technology and financial shared services groups are located in Minnesota. 58 staff are employed in a variety of management, financial, information technology and administration roles.

SunOpta Inc.	29	December 31, 2008 – 10-K

Environmental Hazards

We believe, with respect to both our operations and real property, that we are in material compliance with environmental laws at all of its locations and specifically with the requirements of its Certificate of Approval issued by the Ontario Ministry of the Environment and Energy on the Opta Minerals property in Waterdown, Ontario.

Employees

As of December 31, 2008, we had 2,404 employees broken out by division below:

Divisions	Number of Employees
Food Group	2,126
Opta Minerals	207
SunOpta BioProcess	13
Corporate Services Group	58
Total	2,404

We believe that our relations with its union and non-union employees are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available free of charge on our website at www.sunopta.com as soon as reasonably practicable after we file such information electronically with the SEC. The information found on our website is not part of this or any other report we file or furnish to the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, Room 1580, NW, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

The following risk factors, as well as the other information contained in this report, should be considered carefully. These risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those described in forward-looking statements in this report.

The recent disruption in the overall economy and the financial markets will impact our business

The industries in which we operate are being affected by current economic factors, including the significant deterioration of global economic conditions, credit availability, declines in employment levels, and shifts in consumer spending patterns. Although the food industry will likely be more resilient to the impact compared to other industries, natural, organic and specialty foods and natural health products may be negatively impacted should consumers convert to lower priced alternatives. If these conditions continue or worsen, deteriorating financial performance could affect the financial ratios and covenants under our credit agreement, which, in turn, could affect our ability to borrow, increase our cost of borrowing or result in accelerated payment of outstanding loans.

SunOpta Inc.	30	December 31, 2008 – 10-K

We face risks related to the restatement of our 2007 quarterly financial statements

We restated our consolidated statements of earnings, balance sheets, statements of cash flows and statements of equity for each of the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007. Class action lawsuits have been filed against us in the United States and Canada, and we may face proceedings from regulatory authorities in the United States relating to the restatements. We could face monetary judgments, penalties or other sanctions which could adversely affect our financial condition and could cause our stock price to decline. In addition, we received letters from the SEC and the Ontario Securities Commission (OSC) requesting information related to the write-down of inventory and the restatement of our 2007 quarterly financial results, and we received a request from the OSC requesting information regarding our stock opting granting process. While the OSC completed its formal investigation without enforcement action against us or any of our officers, we continue to cooperate with the SEC in connection with its formal investigation. An enforcement action by the SEC could result in expense to us and may divert the efforts and attention of our management team from normal business operations.

SunOpta and certain officers (one of whom is a director) and a former director are subject to claims under U.S. and Canadian securities laws

SunOpta and some of its officers (one of whom is a director) and a former director are defendants in securities class action claims that have been filed in the United States and Canada that allege, among other things, violations of United States federal securities laws. These actions could result in the award of substantial monetary damages against SunOpta. There is risk that our insurance coverage may not be sufficient to cover damages awarded as a result of these actions. The outcome of these actions could negatively impact the market price of our securities. In addition, we expect to continue to incur expenses associated with the defense of these actions, regardless of the outcome, and these pending actions may divert the efforts and attention of our management team from normal business operations.

Our credit agreements restrict how we may operate our business, and our business may be materially and adversely affected if we are unable to comply with covenants in our credit agreements

We have various credit facilities including a primary facility with a syndicate of lenders. All of the credit facilities contain covenants that limit the discretion of our management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, to create other security interests, to complete a liquidation, dissolution, merger, amalgamation or reorganization, to make certain distributions or make certain payments, investments, loans and guarantees and to sell or otherwise dispose of certain assets. These restrictions may hinder our ability to execute on our growth strategy.

The credit facilities also include covenants that require that we satisfy certain financial ratios and tests. A failure to comply with these covenants could result in an event of default which, if not cured or waived, could permit the acceleration of the relevant indebtedness. Due to the large inventory write-down and related professional fees, the restatement of our quarterly financial statements in 2007 and the delay in filing our financial statements for fiscal year 2007 and the first fiscal quarter of 2008, we requested and received various amendments and waivers to its primary credit facility. New amended financial ratio covenants have been set to March 31, 2009. Compliance with these covenants depends on our achieving forecasts and non-compliance could result in the acceleration of amounts owing under the credit facilities. There can be no assurance that, if any indebtedness under the credit facilities were to be accelerated, our assets would be sufficient to repay in full the indebtedness. Furthermore, prior to the expiry of any of the credit facilities, we may need to refinance its short-term debt. If we are required to replace the credit facilities with new debt on less favourable terms, or if we are unable to refinance on favorable terms or at all, our business would be adversely impacted.

Our business may be materially and adversely affected by our ability to renew our operating lines when they come due in 2009

Our operating lines of credit are subject to annual extensions at the end of June. Due to the turmoil in the financial markets and the restatement and related matters that have affected SunOpta, we may not be able to renew our operating lines to the same level, or at as favourable of terms as in previous years. Reduced lines may impact our ability to finance its operations, requiring us to scale back our operations and our use of working capital. Alternatively, obtaining credit on less favourable terms would have a direct impact on our profitability and operating flexibility.

SunOpta Inc.	31	December 31, 2008 – 10-K

We may require additional capital to maintain current growth rates, which may not be available on favourable terms or at all

Over the last nine years, we had a compounded annual revenue growth rate of 40.8% . Our ability to raise capital, through equity or debt financing, is directly related to our ability to continue to grow and improve returns from operations. An equity financing would dilute our current shareholders and may result in a decrease in our share price if we are unable to realize returns equal to or above our current rate of return. Debt financing may not be available to us on favourable terms or at all. We will not be able to maintain our growth rate and our strategy as a consolidator within the natural and organic food industries without continued access to capital.

Consumer preferences for natural and organic food products are difficult to predict and may change

Approximately 91% of our 2008 revenues were derived from the SunOpta Food Group. Our success depends, in part, on our ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. A significant shift in consumer demand away from our products or products that utilize our integrated grains, ingredients, fruits and packaged products, or our failure to maintain our current market position, could reduce our sales and harm our business. Consumer trends change based on a number of possible factors, including nutritional values, a change in consumer preferences or general economic conditions. These changes could lead to, among other things, reduced demand and price decreases, which could have a material adverse effect on our business.

We operate in a highly competitive industry

We operate businesses in highly competitive product and geographic markets in the U.S., Canada and various international markets. The SunOpta Grains and Foods Group, the SunOpta Ingredients Group, the SunOpta International Sourcing and Trading Group and the SunOpta Fruit Group compete with various U.S. and international commercial grain procurement marketers, major companies with food ingredient divisions, other food ingredient companies, stabilizer companies, consumer food companies that also engage in the development and sale of food ingredients and other food companies involved in natural and organic fruits. The SunOpta Distribution Group competes against other organic and natural food distributors and other companies that market and sell vitamins, supplements, natural health products, health and beauty aids and conventional food distributors that provide specialty or high end packaged products. These competitors may have financial resources and staff larger than ours and may be able to benefit from economies of scale, pricing advantages and greater resources to launch new products that compete with our offerings. We have little control over and cannot otherwise affect these competitive factors. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, results of operations and financial condition may be materially impacted.

An interruption at one of our manufacturing facilities could negatively affect our business

We own, manage and operate a number of manufacturing, processing and packaging facilities located throughout the United States, Canada, Mexico, Europe, China and Ethiopia. As of December 31, 2008, the SunOpta Food Group operates from 26 processing facilities (16 owned and 10 leased). Opta Minerals operates from 17 locations (six owned and eleven leased) located in the United States, Canada and Eastern Europe. SunOpta BioProcess operates its facilities at our corporate location in Brampton, Ontario and its pilot plant in Waterdown, Ontario.

An interruption in or the loss of operations at one or more of these facilities, or the failure to maintain our labor force at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until we could secure an alternate source of supply.

SunOpta Inc.	32	December 31, 2008 – 10-K

If we lose the services of our key management, our business could suffer

Our prospects depend to a significant extent on the continued service of our key executives, and our continued growth depends on our ability to identify, recruit and retain key management personnel. The competition for such employees is intense. We are also dependent on our ability to continue to attract, retain and motivate our sourcing, production, distribution, sales, marketing and other personnel. We do not carry key person life insurance on any of our executive officers.

If we do not manage our supply chain effectively, our operating results may be adversely affected

Our supply chain is complex. We rely on suppliers for our raw materials and for the manufacturing, processing and distribution of many of our products. The inability of any of these suppliers to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. Many of our products are perishable and require timely processing and transportation to our customers. Many of our products can only be stored for a limited amount of time before they spoil and cannot be sold. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory that may reach its expiration date. If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could fall.

Volatility in the prices of raw materials and energy could increase our cost of sales and reduce our gross margin

Raw materials used in the SunOpta Food Group and Opta Minerals represent a significant portion of our cost of sales. Our cost to purchase services and materials, such as organic grains and fruit, industrial minerals and natural gas, from our suppliers can fluctuate depending on many factors, including weather patterns, economic and political conditions and pricing volatility. In addition, we must compete for limited supplies of these raw materials and services with competitors having greater resources than us. If the cost of these materials and services increases due to any of the above factors, we may not be able to pass along the increased costs to our customers.

The SunOpta Food Group enters into a number of exchange-traded commodity futures and options contracts to partially hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Future contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to our assessment of exposure from expected price fluctuations and an inability to hedge all raw materials.

Exchange purchase and sales contracts may expose us to risk in the event that a counter party to a transaction is unable to fulfill its contractual obligation. We are unable to hedge 100% of the price risk of each transaction due to timing, availability of hedge contracts and third party credit risk. In addition, we have a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. We also monitor the prices of natural gas and will from time to time lock in a percentage of its natural gas needs based on current prices and expected trends.

The exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities could dilute the value of our common shares

As of December 31, 2008, there were 1,833,375 stock options outstanding to purchase Common Shares, with exercise prices ranging from $4.06 to $13.75 per common share. The exercise of these stock options could result in dilution in the value of our Common Shares and the voting power represented thereby. Furthermore, to the extent the holders of our stock options exercise such securities and then sell the Common Shares they receive upon exercise or upon the sale of Common Shares received as part of the employee stock purchase plan or the issuance of additional securities, our share price may decrease due to the additional amount of Common Shares available in the market. The subsequent sales of these shares could encourage short sales by our shareholders and others which could place further downward pressure on our share price. Moreover, the holders of our stock options may hedge their positions in our Common Shares by short selling our Common Shares, which could further adversely affect our stock price.

SunOpta Inc.	33	December 31, 2008 – 10-K

Technological innovation by our competitors could make our products less competitive

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

We rely on protection of our intellectual property and proprietary rights

Our success, and in particular, the success of the SunOpta Food Group and SunOpta BioProcess, depends in part on our ability to protect intellectual property rights. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. The failure of any patents or other intellectual property rights to provide protection to our technologies would make it easier for our competitors to offer similar products, which could result in lower sales or gross margins.

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

The SunOpta Food Group also has certain key patents which are expiring in the near term. The expiry of these patents puts us risk from competitors that can duplicate our products without infringement.

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

  Waste Treatment/Disposal – solid waste is either disposed of by a third-party or in some cases we have a permit to haul and apply the sludge to land. Agreements exist with local city sewer districts to treat waste at specified levels of BOD and TSS;

  Sewer – agreements with the local city sewer districts to treat waste as specified limits of BOD and TSS, which requires weekly/monthly reporting as well as annual inspection; and

SunOpta Inc.	34	December 31, 2008 – 10-K

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

Our food group is subject to significant food and health regulations

The SunOpta Food Group is affected by a wide range of governmental regulations in Canada, the United States, as well as several countries in Europe, among others. These laws and regulations are implemented at the national level (including, among others, federal laws and regulation in Canada and United States) and by local subdivisions (including, among others, state laws in the United States and provincial laws in Canada). We are also subject to regulations of the European Union. Examples of laws and regulations that affect the Food Group include laws and regulations applicable to:

  the use of seed, fertilizer and pesticides;

  the purchasing, harvesting, transportation and warehousing of grain and other products;

  the processing and sale of food, including wholesale operations; and

  the labeling and marketing of food and food products.

We are also subject to the regulatory authority of regulatory agencies in several different countries. Examples of regulatory agencies influencing our operations include: the USDA, the FDA, the EPA, the CFIA and SKAL (an European agency based in The Netherlands responsible for the certification of organic products) among others.

Changes in government laws and regulations applicable to our operations could adversely affect our results of operations. While we believe that the SunOpta Food Group is in compliance with all laws and regulations applicable to our operations, we cannot assure you that we have been, or will at all times be, in compliance with all food production and health requirements, or that we will not incur material costs or liabilities in connection with these requirements. Our failure to comply with such regulations could adversely affect our business and our results of operations.

Certain food ingredient products manufactured by our Food Group are regulated under the 1958 Food Additive Amendments of FDCA, as administered by the FDA. Under the FDCA, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is GRAS under the conditions of its intended use by qualified experts in food safety. We believe that most products for which the Food Group has retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. As a result, the Food Group may be adversely impacted if the FDA determines that our food ingredient products do not meet the criteria for GRAS.

SunOpta Inc.	35	December 31, 2008 – 10-K

Because the Food Group is involved in the manufacture, supply, processing and marketing of organic seed and food products, it is voluntarily subject to certain organic quality assurance standards. In December 2000, the USDA adopted regulations with respect to a national organic labeling and certification program which became fully effective in October 2002. These regulations, among other things, set forth the minimum standards producers must meet in order to have their products labeled as “certified organic.” We currently manufacture and distribute a number of organic products that are covered by these new regulations. Additionally, our organic products may be subject to U.S. state regulation. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. We could lose our “organic” certification if a facility becomes contaminated with non-organic materials or if we do not use raw materials that are certified organic. The loss of our “organic” certifications could materially harm our business, results of operations and financial condition.

Amendments to Canada’s Organic Products regulations as administered by the Canada Organic Office of the Canadian Food Inspection Agency became effective in December 2008. Future developments in the regulation of labeling of organic foods could require us to further modify the labeling of our products, which could affect the sales of our products and thus harm our business.

Certain Purity Life Products are also subject to further regulations under certain federal Canadian legislation, including the Food and Drug Act (Canada), the Pest Control Products Act (Canada), Natural Health Products Regulation (Canada) and the regulations made thereunder and the Environmental Protection Act (Canada). While we believe we are in material compliance with all statutes and regulations governing these businesses, any breach of these statutes and regulations could result in fines, penalties or a loss in the ability to sell certain products which could have an adverse affect on our business.

Our operations are influenced by agricultural policies

The SunOpta Food Group is affected by Government agricultural policies such as price supports and acreage set aside programs and these types of policies may affect the SunOpta Food Group. The production levels, markets and prices of the grains and other raw products that we use in our business are materially affected by government programs, which include acreage control and price support programs of the USDA. Revisions in these programs, in the United States and elsewhere, could have an adverse affect on the results of our operations.

Product liability suits, if brought, could have a material adverse effect on our business

As a manufacturer and marketer of natural and organic food products, environmental mineral products and bioprocess conversion technology, we are subject to the risk of claims for product liability. If a product liability claim exceeding our insurance coverage were to be successfully asserted against us, it could materially harm our business.

The commercial scale viability of SunOpta BioProcess steam explosion technology may not be realized

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

Construction or operational delays within SunOpta BioProcess could materially and adversely affect our revenues

Projects in construction under announced and anticipated collaborative agreements may experience delays in regulatory, engineering and construction phases, which may consequently affect delays in expected project revenue. The projects could also be subject to unanticipated interruptions in operations which could have a material adverse effect on our financial condition. Such delays or interruptions could be caused by, among other factors: construction and other cost overruns; weather conditions affecting the construction process; delays in the regulatory approval process; contractor delays or errors; breakdown or failure of equipment or processes; disruption or difficulty in procuring the supply of raw materials; energy and other inputs; or catastrophic events such as fire or storms.

SunOpta Inc.	36	December 31, 2008 – 10-K

The repeal or modification of government programs could materially and adversely affect the sales and profitability of SunOpta BioProcess

SunOpta BioProcess’ ability to realize projected cash flows and deploy processes and projects is significantly impacted by governmental regulations and subsidies. The repeal or modification of various fiscal incentives favouring the use of cellulosic ethanol could reduce demand and cause SunOpta BioProcess’ sales and profitability to decline. Examples of such changes could include the elimination of the federal ethanol tax incentives, ethanol tariffs, or changes in the renewable fuel standards (minimum levels of renewable fuels in gasoline).

Failure of future growth in ethanol demand could have a material adverse effect on our SunOpta BioProcess business

The Energy Independence and Security Act of 2007 (“EISA”) was signed into law December 19, 2007 and amends the Renewable Fuels Standard (RFS) originally created by the Energy Policy Act of 2005. EISA mandates 36 Billion gallons of annual renewable biofuel production by 2022 – including 21 billion gallons per year in “Advanced Biofuels” which is inclusive of at least 16 billion gallons per year of “Cellulosic Biofuel”. Corn starch ethanol, currently produced at approximately 10 billion gallons per year according to the Renewable Fuels Association, is capped by the RFS at a maximum 15 billion gallons per year. Cellulosic ethanol, currently not being produced commercially, is mandated at 100 million gallons per year by 2010, with increasing mandated production levels each year to 2022. Because demand for cellulosic ethanol is mandated by law a reversal or waiver of government-mandated cellulosic ethanol requirements would have a materially adverse effect on SunOpta BioProcess’ business. Failure of continued growth of worldwide ethanol demand, changes in renewable fuel mandates worldwide or the failure to be able to produce commercially reasonable quantities of ethanol from cellulose-based materials would have a material adverse effect on SunOpta BioProcess business.

We are subject to financial exposure related to bonding and guarantees

For SunOpta BioProcess to enter certain markets, we have to provide substantial performance guarantees in the form of process guarantees and equipment guarantees. These guarantees need to be backed by bank guarantees or surety bonds. We endeavor to reduce the associated risks, however there will always remain a possibility that our guarantees or bonds could be called, rightfully or wrongfully and/or that the equipment supplied fails to meet the guarantees and warranties provided, resulting in potential financial losses.

Loss of a key customer could materially reduce revenues and earnings

We had no customers that represented over 10% of revenues for the year ended December 31, 2008. However, the loss or cancellation of business with any of our larger customers could materially and adversely affect our business, financial condition or results of operations.

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

SunOpta Inc.	37	December 31, 2008 – 10-K

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

  exchange rate risk with respect to our acquisitions outside the United States;

  potential for patent and trademark claims or other litigation against or involving the acquired company; and

  in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences.

Adverse weather conditions could impose costs on our business

Our various food products, from seeds and grains to ingredients, fruits, vegetables and other inputs, are vulnerable to adverse weather conditions, including windstorms, floods, drought, fires and temperature extremes, which are quite common but difficult to predict. Unfavourable growing conditions can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

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

  mergers and acquisitions;

  changes in key personnel;

SunOpta Inc.	38	December 31, 2008 – 10-K

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

Item 1B. Unresolved Staff Comments – None.

Item 2. Properties

As of December 31, 2008, SunOpta (excluding Opta Minerals) operates from the following locations which are owned unless otherwise noted.

Location	State/Province	Group/Sub Group	Facility Description
Brampton	Ontario	Corporate Head Office/BioProcess	Corporate head office and BioProcess facilities
Minnetonka (2 Leases) (1)	Minnesota	Corporate Services	IT Corporate and Grains Sales Office
Hope	Minnesota	SunOpta Grains and Foods	Grains head office and grain processing
Alexandria	Minnesota	SunOpta Grains and Foods	Aseptic packaging facility
Alexandria	Minnesota	SunOpta Grains and Foods	Ingredient processing
Afton	Wyoming	SunOpta Grains and Foods	Soymilk processing
Wahpeton	North Dakota	SunOpta Grains and Foods	Processing, warehouse and distribution
Wahpeton	North Dakota	SunOpta Grains and Foods	Grain storage
Huevelton	New York	SunOpta Grains and Foods	Soymilk processing plant
Blooming Prairie	Minnesota	SunOpta Grains and Foods	Grain storage
Ellendale	Minnesota	SunOpta Grains and Foods	Grain storage
Snover (Monthly Rent)	Michigan	SunOpta Grains and Foods	Sales office
Cresco	Iowa	SunOpta Grains and Foods	Milling facility
Breckenridge	Minnesota	SunOpta Grains and Foods	Grain processing and distribution
Breckenridge (Lease) (2)	Minnesota	SunOpta Grains and Foods	Sales Office
Goodland	Kansas	SunOpta Grains and Foods	Grain processing and distribution
Edson (Land Lease) (3)	Kansas	SunOpta Grains and Foods	Grain processing and distribution
Moorehead	Minnesota	SunOpta Grains and Foods	Grain processing and distribution
Chelmsford (Lease) (4)	Massachusetts	SunOpta Ingredients	Ingredients head office and development centre
Louisville (Lease) (5)	Kentucky	SunOpta Ingredients	Fiber processing facility
Cedar Rapids	Iowa	SunOpta Ingredients	Fiber processing facility
Cambridge	Minnesota	SunOpta Ingredients	Fiber processing facility
Bertha	Minnesota	SunOpta Ingredients	Warehousing
Fosston	Minnesota	SunOpta Ingredients	Processing and drying
Galesburg	Illinois	SunOpta Ingredients	Starch based production and ingredients blending

SunOpta Inc.	39	December 31, 2008 – 10-K

Buena Park (2 Leases) (6)	California	SunOpta Fruit Group – Fruit Specialties	Processing, warehouse and distribution and Fruit Group head office
South Gate (Lease) (7)	California	SunOpta Fruit Group – Fruit Specialties	Processing, warehouse and distribution
Salinas (Lease) (8)	California	SunOpta Fruit Group – Fruit Specialties	Processing, warehouse and distribution
Libertyville (Lease) (9)	Illinois	SunOpta Fruit Group – Fruit Specialties	Hess Food Group office
Rosarito	Mexico	SunOpta Fruit Group – Fruit Specialties	Frozen fruit processing facility
Guanajuato	Mexico	SunOpta Fruit Group – Fruit Specialties	Frozen fruit processing facility
Greenville (10)	South Carolina	SunOpta Fruit Group – Fruit Specialties	Sales, administration office (office closed in the first quarter of 2009)
Summerland (2 Leases) (11)	British Columbia	SunOpta Fruit Group – Healthy Fruit Snacks Operations	Processing facilities
Omak (Lease) (12)	Washington	SunOpta Fruit Group – Healthy Fruit Snacks Operations	Processing, warehouse and distribution
Brampton (Lease) (13)	Brampton	SunOpta Fruit Group – Healthy Fruit Snacks Operations	Sales office
Aptos (Lease) (14)	California	SunOpta International Sourcing & Trading	Organic Ingredients office
Dalian (Lease) (15)	China	SunOpta International Sourcing & Trading	Sales office, processing facilities
Amsterdam (Lease) (16)	The Netherlands	SunOpta International Sourcing & Trading	Sales office
Syke (Lease) (17)	Germany	SunOpta International Sourcing & Trading	Sales office
Shelton (Lease) (18)	Connecticut	SunOpta International Sourcing & Trading	Sales office
Addis Ababa (19)	Ethiopia	SunOpta International Sourcing & Trading	Processing facility and warehouse
Richmond (Lease) (20)	British Columbia	SunOpta Distribution Group	Distribution Group head office, distribution and warehousing
Toronto (Lease) (21)	Ontario	SunOpta Distribution Group	Office, distribution and warehousing
Toronto (Lease) (22)	Ontario	SunOpta Distribution Group	Office, distribution and warehousing
Burnaby (Lease) (23)	British Columbia	SunOpta Distribution Group	Office, distribution and warehousing
St. Laurent (Lease) (24)	Quebec	SunOpta Distribution Group	Office, distribution and warehousing
Acton (4 Leases) (25)	Ontario	SunOpta Distribution Group	Office, distribution and warehousing
Vancouver (Lease) (26)	British Columbia	SunOpta Distribution Group	Office, distribution and warehousing
Scotstown	Quebec	SunOpta Distribution Group	Office, distribution and warehousing
Brantford (Lease) (27)	Ontario	SunOpta Distribution Group	Processing, warehouse and distribution

(1)	Leases have an expiry date of May 2009 and April 2009 respectively.	(2)	Lease has an expiry date of October 2009.
(3)	Lease has an expiry date of November 2009.	(4)	Lease has an expiry date of September 2013.
(5)	Lease has an expiry date of July 2011.	(6)	Leases have an expiry date of December 2009 and May 2010 respectively.
(7)	Lease has an expiry date of December 2016.	(8)	Lease has an expiry date of December 2009.
(9)	Lease has an expiry date of March 2014.	(10)	Lease is month to month.
(11)	One lease has an expiry date of December 2016 and one lease is month to month.	(12)	Lease has an expiry date of May 2017.
(13)	Lease has an expiry date of November 2012.	(14)	Lease has an expiry date of December 2009.
(15)	Lease has an expiry date of September 2011.	(16)	Lease has an expiry date of April 2013.
(17)	Lease is month to month.	(18)	Lease has an expiry date of April 2012.
(19)	Lease is month to month.	(20)	Lease has an expiry date of August 2022.

SunOpta Inc.	40	December 31, 2008 – 10-K

(21)	Lease has an expiry date of January 2010.	(22)	Lease has an expiry date of December 2014
(23)	Lease has an expiry date of August 2009.	(24)	Lease has an expiry date of June 2009.
(25)	All leases have an expiry date of December 2011.	(26)	Lease has an expiry date of August 2011.
(27)	Lease has an expiry date of November 2010.

Opta Minerals operates from the following major locations which are owned unless otherwise noted.

Location	State/Province	Group	Description
Waterdown	Ontario	Opta Minerals	Group head office, processing and distribution
Brantford (1)	Ontario	Opta Minerals	Distribution and packing center
Lachine	Quebec	Opta Minerals	Distribution center
Bruno de Guigues	Quebec	Opta Minerals	Specialty sands
New Orleans (Lease) (2)	Louisiana	Opta Minerals	Abrasives processing
Norfolk (Lease) (3)	Virginia	Opta Minerals	Processing and distribution
Keeseville (Lease) (4)	New York	Opta Minerals	Garnet processing and distribution
Baltimore (Lease) (5)	Maryland	Opta Minerals	Abrasives processing
Hardeeville	South Carolina	Opta Minerals	Processing facility
Attica (6)	New York	Opta Minerals	Abrasives processing
Richfield (Lease) (7)	Ohio	Opta Minerals	Sales office
Laval (8)	Quebec	Opta Minerals	Processing facility
St-Germain de Grantham (9)	Quebec	Opta Minerals	Distribution and packaging center
Walkerton	Indiana	Opta Minerals	Abrasives processing
Kosice (10)	Slovakia	Opta Minerals	Processing facility
Milan	Michigan	Opta Minerals	Abrasives processing
Freeport (11)	Texas	Opta Minerals	Abrasives processing

(1)	Lease has an expiry date of April 2010.
(2)	Lease has an expiry date of December 2009.
(3)	Lease has an expiry date of October 2010 and an option to purchase up to expiry.
(4)	Lease has an expiry date of November 2011.
(5)	Lease has an expiry date of December 2013.
(6)	Lease has an expiry date of May 2015.
(7)	Lease is month to month.
(8)	Lease has an expiry date of February 2012.
(9)	Lease has an expiry date of March 2009 and an option to purchase up to expiry.
(10)	Lease has an expiry date of December 31, 2009.
(11)	Lease has an expiry date of March 2014.

SunOpta BioProcess and Executive Offices

Our executive head office and SunOpta BioProcess Group office are located at 2838 Bovaird Drive West, Brampton, Ontario, a property we own. The SunOpta BioProcess Group has also entered into a lease to expand pilot plant facilities in Waterdown, Ontario.

SunOpta Inc.	41	December 31, 2008 – 10-K

Item 3. Legal Proceedings

After we downgraded previously issued earnings expectations and announced the restatement of prior quarterly financial statements due to a significant write-down and other adjustments, SunOpta and certain officers (one of whom is a director) and a former director were named as defendants in several proposed class action lawsuits filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired securities of SunOpta between May 8, 2007 and January 25, 2008. We are alleged to have violated Section 10(b) of the 1934 Securities Exchange Act and Rule 10b-5 promulgated by the United States Securities and Exchange Commission. Additionally, the named officers and directors (one of whom is a former director) were alleged to have violated Section 20(a) of the 1934 Securities Exchange Act. The complaints alleged different proposed class periods and have now been consolidated into one class action with a lead plaintiff. On January 28, 2009, the Court appointed Western Washington Laborers-Employers Pension Trust and Operating Engineers Construction Industry and Miscellaneous Pension Fund (the “Pension Funds”) as the lead plaintiff in one consolidated class action aggregating the various class action lawsuits. Similarly, one proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of SunOpta between May 8, 2007 and January 25, 2008 against SunOpta and certain officers (one of whom is a director) alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under the Ontario Securities Act. On August 29, 2008, the plaintiff filed a motion to amend the claims against us to include additional allegations. The Canadian plaintiffs claim compensatory damages of Cdn $100,000,000 and punitive damages of Cdn $10,000,000 and other monetary relief. Motions for class certification of the Ontario action, and leave to pursue statutory claims under Ontario’s Securities Act, are currently scheduled to be heard in May 2009. Management intends to vigorously defend these actions.

We have received letters from the Securities and Exchange Commission (“SEC”) and from the Ontario Securities Commission (“OSC”) requesting information related to the write-down and restatements described in its January 24, 2008 press release. We also received an additional request from the OSC for information regarding our stock option granting process a comprehensive response to which was provided in September 2008. The OSC has indicated it has no further comments on our write-down and restatement. We continue to cooperate with the SEC’s investigation, which includes cooperation with requests for additional information and interviews with certain current and past employees, and we continue to cooperate with the OSC’s investigation regarding stock option processes and certain disclosure matters.

We commenced a suit on January 17, 2008, against Abengoa New Technologies Inc. (“Abengoa”) and a former employee of SunOpta Inc. alleging theft of trade secrets, breach of contract, tortious interference with contract and civil conspiracy, and filed motions for expedited discovery and a preliminary injunction. Abengoa has filed a counterclaim alleging breach of contract, misappropriation of trade secrets and other contractual violations. The United States District Court, Eastern District of Missouri, recently referred the core claims to arbitration and stayed the other claims pending the outcome of the arbitration scheduled for the end of July 2009. While management is confident in its position, the outcome of this matter cannot be predicted at this time.

In January 2008, a customer of ours, Abener Energia S.A. (an affiliate of Abengoa), terminated a contract valued at approximately $7,000,000 for the delivery of equipment and related services, forcing the matter into arbitration under its provisions. In December, the arbitrator rendered his final decision partially allowing Abener’s claim and awarded Abener approximately $1,850,000 (€ 1,329,828) in damages. We intend to resist the enforcement of the award pending the outcome of the Abengoa arbitration referenced above.

In addition, various claims and potential claims arising in the normal course of business are pending against us, and by us with third parties. Management believes the final determination of these claims or potential claims will not materially affect our financial position or results.

Item 4. Submission of Matters to a Vote of Security Holders

None

SunOpta Inc.	42	December 31, 2008 – 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Equity Securities

Our common shares trade in U.S. dollars on The NASDAQ Global Select Market under the symbol STKL, and in Canadian dollars on the Toronto Stock Exchange (“TSX”) under the symbol SOY. The following table indicates the high and low bid prices for SunOpta’s common shares for each quarterly period during the past two years as reported by NASDAQ. The prices shown are representative inter-dealer prices, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

Trade Prices on NASDAQ (U.S. Dollars)

2008	HIGH	LOW
First Quarter	$13.25	$4.56
Second Quarter	$7.72	$4.73
Third Quarter	$7.15	$4.87
Fourth Quarter	$6.61	$1.15
2007	HIGH	LOW
First Quarter	$12.70	$8.35
Second Quarter	$13.11	$10.75
Third Quarter	$14.81	$10.75
Fourth Quarter	$15.50	$11.11

The following table indicates the high and low bid prices for SunOpta’s common shares for each quarterly period during the past two years as reported by the Toronto Stock Exchange.

Trade Prices on TSX (Canadian Dollars)

2008	HIGH	LOW
First Quarter	Cdn$13.14	Cdn$4.57
Second Quarter	Cdn$7.92	Cdn$4.79
Third Quarter	Cdn$7.63	Cdn$4.96
Fourth Quarter	Cdn$7.00	Cdn$1.46
2007	HIGH	LOW
First Quarter	Cdn$14.68	Cdn$9.75
Second Quarter	Cdn$14.60	Cdn$11.42
Third Quarter	Cdn$15.01	Cdn$11.46
Fourth Quarter	Cdn$15.25	Cdn$11.13

At December 31, 2008, we had approximately 748 shareholders of record. SunOpta has never paid cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future. The receipt of cash dividends by United States shareholders from a Canadian corporation, such as SunOpta, may be subject to Canadian withholding tax.

SunOpta Inc.	43	December 31, 2008 – 10-K

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans are described in the table below.

			Number of securities
			remaining available
			for future
			issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon	exercise price	plans (excluding
	exercise of	of outstanding	securities reflected
	outstanding options,	options	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by
security holders
Stock option plan	1,833,375	7.12	1,653,835
Employee stock purchase plan	n/a	n/a	360,143
Equity compensation plans not approved by
security holders	-	-	-

Total	1,833,375	7.12	2,013,978

Shareholder return performance graph

The following graph compares the five year cumulative shareholder return on the common shares of the Company to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period which commenced December 31, 2004.

	2004	2005	2006	2007	2008
SunOpta Inc.	$100.00	$73.26	$122.56	$185.93	$21.87
Nasdaq Industrial Index	$100.00	$100.12	$112.52	$117.27	$64.06
S&P/TSX Composite	$100.00	$121.91	$139.60	$149.60	$97.20

Assumes that $100.00 was invested in common shares of the Company and in each Index on December 31, 2004.

SunOpta Inc.	44	December 31, 2008 – 10-K

Issuance of securities and use of proceeds

Equity Offering in 2007 / 2008

On February 13, 2007, SunOpta completed a public offering and raised gross proceeds of approximately $53,820,000, including an over-allotment option, and before deducting underwriters’ commissions and other expenses. The offering, including the over-allotment, was for 5,175,000 common shares at a price of $10.40 per share. We incurred share issuance costs of $1,938,000, net of a $920,000 tax benefit, for net proceeds of $51,882,000.

The offering was completed through a syndicate of underwriters led by Canaccord Adams Inc. in the United States and Canaccord Capital Corporation in Canada and including in Canada, BMO Nesbitt Burns Inc., National Bank Financial Inc., Desjardins Securities Inc. and Octagon Capital Corporation.

Options and warrants exercised during the year

During the year ended December 31, 2008, employees and directors exercised 65,580 (2007 – 570,455) common share options and an equal number of common shares were issued for net proceeds of $559,000 (2007 - $3,201,000).

In conjunction with the issuance of preferred shares in SunOpta BioProcess to a group of private investors that was announced on June 11, 2007, SunOpta issued warrants to purchase 648,300 common shares of SunOpta at an exercise price of $11.57 per share. As of December 31, 2007, all 648,300 warrants were exercised for proceeds of $7,501,000.

Use of Proceeds

The funds raised as a result of the equity offering and through the exercise of warrants and employee stock were used for general business purposes including the reduction of bank indebtedness, working capital requirements, internal expansion projects and for acquisitions.

Item 6. Selected Financial Data

We have completed a number of acquisitions over the five fiscal periods presented. For a listing of the acquisitions completed by the SunOpta Food Group and Opta Minerals, refer to Part I, Item 1 of this Form 10-K entitled “Business”. In addition, the pro-forma revenue, pro forma earnings, and pro-forma basic and diluted earnings per share are presented in note 2(d) of the Consolidated Financial Statements contained in Part IV of this Form 10-K.

The following information has been summarized from our 2008 Consolidated Financial Statements.

Summary (expressed in thousands of U.S. dollars, except per share amounts)

	2008	2007	2006	2005	2004
Revenues	1,055,173	802,494	598,026	426,101	306,251
Net (loss) earnings	(10,936)	407	10,959	13,558	11,016
Total assets	581,047	569,440	404,730	302,863	220,172
Long-term debt (including current portion)	111,527	98,714	77,827	59,056	35,822
Other long-term liabilities (including current
portion)	6,379	4,611	5,343	1,195	2,780
Basic (loss) earnings per share	($0.17)	$0.01	$0.19	$0.24	$0.20
Diluted (loss) earnings per share	($0.17)	$0.01	$0.19	$0.24	$0.20
Cash dividends	-	-	-	-	-

Exchange rates (Cdn $ / U.S. $)

Period end	1.2180	0.9913	1.1654	1.1630	1.2020
Average rate	1.0660	1.0740	1.1344	1.2114	1.3013

SunOpta Inc.	45	December 31, 2008 – 10-K

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-looking Financial Information

The Management Discussion and Analysis (MD&A) detailed below provides additional analysis of the operations and financial position for the fiscal period ended December 31, 2008 for the Company and includes information available to March 5, 2009. It is supplementary information and should be read in conjunction with the consolidated financial statements, including the accompanying notes, management’s report and the auditor’s report available on the Company’s website at www.sunopta.com.

Certain statements contained in this MD&A may constitute forward-looking statements as defined under securities laws. Forward-looking statements may relate to the Company’s future outlook and anticipated events or results and may include statements regarding the Company’s future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives. In some cases, forward-looking statements can be identified by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “estimate”, “predict”, “potential”, “continue”, or other similar expressions concerning matters that are not historical facts.

To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess the Company’s financial condition, material changes in the Company’s financial condition and its results of operations including liquidity and capital resources for the fiscal period ended December 31, 2008, compared with the fiscal period ended December 31, 2007. Readers are cautioned that this information may be not appropriate for any other purpose, including investment decisions.

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While the Company considers these assumptions to be reasonable, based on information currently available, they may prove to be incorrect.

Forward-looking statements are also subject to certain factors, including risks and uncertainties that could cause actual results to differ materially from what the Company currently expects. These factors are more fully described in the “Risk Factors” section of this Form 10-K.

Forward-looking statements contained in this commentary are based on our current estimates, expectations and projections, which we believe are reasonable as of the current date. You should not place undue importance on forward-looking statements and should not rely upon this information as of any other date. Other than as required under securities laws, we do not undertake to update any forward-looking information at any particular time.

Overview

Our 2008 Consolidated Financial Statements include the results of the organization’s three principal operating groups:

  the SunOpta Food Group, which accounts for approximately 91% of 2008 revenues, sources, produces, packages, markets and distributes a wide range of natural, organic and specialty foods and natural health products with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food and natural health products;

  Opta Minerals, which accounts for approximately 9% of 2008 revenues, is a vertically integrated provider of custom process solutions and industrial minerals products for use primarily in the steel, loose abrasive cleaning, roof shingle granules and municipal water filtration industries; and

  SunOpta BioProcess, which accounts for less than 0.5% of 2008 revenues, markets proprietary processing technology with significant licensing and applications potential in the bio fuel, food processing and pulping industries.

All operating groups are growth oriented, ethical businesses, focused on environmental responsibility and the health and well being of the communities they serve.

SunOpta Inc.	46	December 31, 2008 – 10-K

Within the SunOpta Food Group, the Grains and Foods Group specializes in bringing a number of identity preserved, non-genetically modified (non-GMO) and organic grains, grains based ingredients and related agronomic services to market with a core focus in soy, corn and sunflower. The Grains and Food Group also includes an aseptic and refrigerated packaging products business focused on the production of soymilk and other alternative beverage products and a healthy convenience foods business focused on the roasting and packaging of soy, corn and sunflower products. The SunOpta Ingredients Group specializes in the processing of specialty oat and soy fibers and a number of technical and functional food ingredients, with a focus on non-GMO, natural, functional and organic offerings. The SunOpta Fruit Group specializes in the supply of frozen organic and natural fruit-based ingredients and packaged products to the private label, food service and industrial markets and a healthy convenience foods business specializing in private label and branded dried apple based fruit products. The International Sourcing and Trading Group focuses on the sourcing and supply of a variety of organic foods and ingredients including organic fruits and vegetables, coffee, cocoa and others sourced from worldwide growers. Finally, the SunOpta Distribution Group specializes in the distribution of natural, organic, kosher, and specialty foods and natural health products, primarily in Canada.

The MD&A detailed below, is presented in five parts, Critical Accounting Estimates, Results of Operations for 2008 versus 2007 and 2007 versus 2006, Recent Accounting Developments, Liquidity and Capital Resources, Business and Financial Outlook and Risks and Uncertainties. This MD&A should be read in conjunction with the December 31, 2008 Consolidated Financial Statements and accompanying notes.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require judgment on the part of management and are based on historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as our business and the business environment generally changes. The use of estimates is pervasive throughout our financial statements. The following are the accounting estimates which management believes to be most important to our business.

Revenue recognition

We recognize revenue at the time of delivery of the product or service and when all of the following have occurred: a sales agreement is in place, price is fixed or determinable, and collection is reasonably assured. In the SunOpta BioProcess segment, the percentage of completion method is used to account for significant contracts. Consideration given to customers such as value incentives, rebates, early payment discounts and other discounts are recorded as reductions to revenues at the time of sale. The amounts of revenue and profit recognized each year are based on the ratio of hours incurred to the total expected hours. Costs incurred on long-term contracts include labor, material, other direct costs and overheads. Losses, if any, on long-term contracts are recognized during the period they are determined. Total expected hours on a project are based on management’s estimates during the progression of a project, including meeting specific criteria under the contract, testing during certain phases, and ensuring overall functionality. We update the total expected hours to be incurred as new information becomes known. Significant differences between actual and the estimated hours to complete a project could result in changes in the amount of revenues recorded and their related costs being realized, which could also impact gross margins in a particular period.

Accounts receivable

Our accounts receivable primarily includes amounts due from its customers. The carrying value of each account is carefully monitored with a view to assessing the likelihood of collection. An allowance for doubtful accounts is provided for as an estimate of losses that could result from customers defaulting on their obligation to us. In assessing the amount of reserve required, a number of factors are considered including the age of the account, the credit worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions. Because the amount of the reserve is an estimate, the actual amount collected could differ from the carrying value of the amount receivable. Note 3 of the 2008 Consolidated Financial Statements provides an analysis of the changes in the allowance for doubtful accounts.

SunOpta Inc.	47	December 31, 2008 – 10-K

Inventory

Inventory is our largest current asset. Our inventory consists primarily of raw materials and finished goods held for sale. Inventories are valued at the lower of cost, valued on a weighted average cost basis, or estimated net realizable value except certain grain inventories that are carried at market value. Depending on market conditions, the actual amount received on sale could differ from management’s estimated value of inventory when provisions to record inventory at market are necessary. In order to determine the value of inventory at the balance sheet date, management evaluates a number of factors to determine the adequacy of provisions for inventory. The factors include the age of inventory, the amount of inventory held by type, future demand for products and the expected future selling price management expects to realize by selling the inventory. These estimates made by management are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. We perform a review of its inventory by reporting unit and product line on a quarterly basis. In fiscal 2007, we recorded a significant inventory provision to adjust the carrying value of inventory in Fruit Specialties to market as a result of increased raw material, processing and input prices that resulted in anticipated selling prices being lower than the cost of our inventories. The total provision required in 2007 amounted to $10,328,000 based on management’s action plan to reduce its inventory levels in this group. Refer to ‘Results of Operations’ in the ‘Management Discussion and Analysis’ for further information on inventory valuation issues that occurred in 2007. Note 4 of the 2008 Consolidated Financial Statements provides an analysis of the movements in inventory reserve.

Prepaid and other current assets

Prepaid and other current assets include amounts paid in cash and recorded as a current asset prior to consumption. The balance also includes advances to growers required to secure future delivery of product (net of provisions). An allowance against realizing these advances is recorded when it is determined that we will not recover the advances, due to default on scheduled repayment terms, or general economic or market conditions. Advances to growers are typically made at the start of the growing season. We monitor our advances to growers by monitoring adherence to agreed upon terms as well as evaluating general economic and market conditions, and assessing the status of the crops being grown in order to determine if the collection of the advance is at risk.

Management judgment is required to assess whether allowances against growers advances are necessary including assessing the relationships with the growers and expected crop. At the end of the growing season, management re-evaluates any existing advances and provides fully for any advances relating to the previous season. Due to assumptions relating to the quality of the grower and expected crop additional provisions may be necessary compared to initial estimates.

Impairment testing of goodwill

With the implementation of Statement of Financial Accounting Standard (“SFAS”) No. 142 in 2002, goodwill and intangible assets with an indefinite life are no longer amortized, but instead are tested at least annually for impairment. Any impairment loss is recognized in income.

In accordance with SFAS No. 142, we evaluate goodwill for impairment on a reporting unit basis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. To evaluate goodwill, the fair value of each reporting unit is compared to its carrying value. Where the carrying value is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying value of that goodwill to determine whether an impairment loss exists.

SunOpta Inc.	48	December 31, 2008 – 10-K

We measure the fair value of reporting units using discounted cash flows. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. The first year or base year in the calculation of the discounted cash flow model is based on actual results in each component, adjusted for unusual and non-recurring items. Future years’ cash flows to perpetuity are forecasted based on projected revenue growth, and management’s planned business strategies in future periods that would impact actual cash flows reported in the base year. Examples of planned strategies would include a plant or line expansion at an existing facility, a reduction of working capital at a specific location, and price increases or cost reductions within business units. The revenue growth and planned business strategies for future periods incorporated into the discounted cash flow model reflect our long-term view of the market. The discount rate is based on the Group’s targeted weighted average cost of capital, which is not necessarily the same as our weighted average cost of capital. These assumptions are subject to change and are also impacted by our ability to achieve its forecasts and by economic conditions which may impact future results and result in projections not being attained. Each year we re-evaluate the assumptions used to reflect changes in the business environment. For the year ended December 31, 2008, we determined that the carrying value of goodwill in the Fruit Group and part of International Sourcing and Trading Group exceeded its fair value and, as a result, we recorded an impairment charge of $10,154,000 to the consolidated statements of operations and comprehensive (loss) income. For the year ended December 31, 2007, we determined that the carrying value of goodwill in the Fruit Group exceeded its fair value and, as a result, we recorded an impairment charge of $996,000. Note 6 of the 2008 Consolidated Financial Statements provides a summary of the critical assumptions used in the 2008 annual impairment test.

Purchase price allocation

Business acquisitions are accounted for by the purchase method of accounting. Under this method, the purchase price is allocated to the assets acquired and the liabilities assumed based on the fair value at the time of the acquisition. Any excess purchase price over the fair value of identifiable assets and liabilities acquired is recorded as goodwill. The assumptions and estimates with respect to determining the fair value of intangible assets acquired generally requires the most judgment, and include estimates of future profitability, and/or customer and supplier based attrition, income tax rates and discount rates. Changes in any of the assumptions or estimates used in determining the fair value of the acquired assets and liabilities could impact the amounts assigned to assets, liabilities and goodwill in the purchase price allocation. Future net earnings can be affected as a result of changes in these estimates resulting in an asset or goodwill impairment. Further, amortization periods are subjective based on expected useful lives and chosen rates. Note 2 of the consolidated financial statements provide information with respect to businesses acquired in fiscal 2008 and 2007, and note 6 outlines annual amortization expense relating to these intangibles.

Accrued expenses and other assets

We make estimates of future payments and receipts which relate to current and future accounting periods. These estimates cover items such as accrued but unpaid wages and bonuses, estimates of taxes and estimates of amounts payable or receivable under legal suits. In establishing appropriate accruals and receivable balances, management must make judgments regarding the amount of the disbursement or receipts that will ultimately be incurred or received. In making such assessments, management uses historical experience as well as any other special circumstances surrounding a particular item. The actual amount paid or received could differ for management’s estimates.

SunOpta Inc.	49	December 31, 2008 – 10-K

Income taxes

We are liable for income taxes in the United States, Canada, and other jurisdictions where we operate. In making an estimate of its income tax liability, we first assess which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on our balance sheet. We also estimate the amount of valuations allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. This judgment is based on forecasted results in the jurisdiction and certain tax planning strategies and as a result actual results may differ from forecasts. Management assesses the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied to, the number of years based on management’s estimate it will take to use the tax assets and any other special circumstances. If different judgments had been used, our income tax liability could have been different from the amount recorded. In addition, the taxing authorities of those jurisdictions upon audit may not agree with our assessment. Note 13 of the consolidated financial statements provides an analysis of the changes in the valuation allowance and the components of our deferred tax assets.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could differ from accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Stock compensation

We maintain several stock option plans under which incentive stock options may be granted to employees and non-employee directors. Prior to 2006, we had adopted the fair value measurement provisions of SFAS No. 123 which required the note disclosure of our earnings as if stock compensation was recorded. Effective January 1, 2006, we adopted SFAS No. 123(R), “Stock Based Compensation”, using the modified perspective transition method which requires that we record stock based compensation expenses within the consolidated statements of operations and comprehensive (loss) income.

At each grant date, management is required to estimate a number of inputs, such as the estimated life of the option and the forfeiture rate used in the Black-Scholes model to determine a fair value for the options granted to employees or non-employee directors. Once determined at the grant date, fair value of the stock award is recorded over the vesting period of the options granted. Refer to Note 11 of the 2008 consolidated financial statements for disclosure of the inputs used to determine the fair value of stock based compensation granted in 2008, 2007 and 2006.

SunOpta Inc.	50	December 31, 2008 – 10-K

Results of Operations

2008 Operations Compared With 2007 Operations

Consolidated

	Dec 31, 2008	Dec 31, 2007	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	960,316,000	725,290,000	235,026,000	32.4%
Opta Minerals	93,422,000	75,365,000	18,057,000	24.0%
SunOpta Bio Process	1,435,000	1,839,000	(404,000)	(22.0%	)

Total Revenue	1,055,173,000	802,494,000	252,679,000	31.5%

Operating Income[1]
SunOpta Food Group	22,833,000	12,348,000	10,485,000	84.9%
Opta Minerals	5,531,000	6,668,000	(1,137,000)	(17.1%	)
SunOpta Bio Process	(3,286,000)	(5,985,000)	2,699,000	(45.1%	)
Corporate Services	(8,875,000)	(7,369,000)	(1,506,000)	20.4%
Total Operating Income	16,203,000	5,662,000	10,541,000	186.2%
Other Expense, net	1,003,000	1,187,000	(184,000)	(15.5%	)
Dilution Gain	-	693,000	(693,000)	(100.0%	)
Goodwill Impairment	10,154,000	996,000	9,158,000	919.5%
Interest Expense	14,281,000	8,823,000	5,458,000	61.9%
Income Tax Provision	790,000	(6,101,000)	6,891,000	(112.9%	)
Minority Interest	911,000	1,043,000	(132,000)	(12.7%	)

Net earnings	(10,936,000)	407,000	(11,343,000)	(2,787.0%	)

¹(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”)

Revenues for the year increased by 31.5% to $1,055,173,000 based on consolidated internal growth of 15.5% and acquisition revenues of $111,035,000. Internal growth includes growth on the base business plus growth on acquisitions from the date of acquisition over the previous year in addition to the impact of foreign exchange movements and its effects on translations to U.S dollars. Without the movements in foreign exchange, internal growth was 14.5% . Revenue growth continues to be led by the SunOpta Food Group as revenues increased $235,026,000 mainly due to the acquisition of The Organic Corporation (“TOC”), which contributed incremental revenues of $106,698,000, and strong internal growth from the SunOpta Grains and Foods and Distribution Groups.

Gross margins increased $29,961,000, or 23.8%, in 2008 to $156,095,000 from $126,134,000. As a percentage of revenues, consolidated gross margins decreased 0.9% . Higher raw material and freight costs beyond what could be passed along to customers, plant inefficiencies from expansion projects and inventory management initiatives, pre-opening costs for our Modesto facility and the acquisition of TOC, which operates at lower margins, have all unfavourably impacted the Food Group's margin rate. This was slightly offset by the favourable turnaround in the Fruit Group’s Fruit Specialties division. Also contributing to the lower gross margin rate are the inventory reserves to mark-to-market the raw magnesium inventory, and a decline in steel and foundry market which impacted Opta Minerals in the fourth quarter.

SunOpta Inc.	51	December 31, 2008 – 10-K

Warehouse and Distribution (W&D) costs for the year ended December 31, 2008 were $21,040,000, an increase of $141,000 compared to the same period in 2007. These costs are solely related to the Distribution Group as warehousing and distribution costs for other groups are considered part of Cost of Goods Sold. W&D costs as a percentage of Distribution Group revenues decreased 1.4% to 8.1% in 2008 due to leveraging existing warehouse infrastructure while increasing volume. For further details see the Distribution Group analysis included within.

Selling, General and Administrative costs (SG&A) including intangible asset amortization increased $23,575,000 to $123,687,000 for the year ended December 31, 2008 compared to the same period in 2007. Of this increase, $7,772,000 is related to one-time professional fees incurred as a result of the 2007 financial restatement and investigation process. The acquisitions of TOC, Newco as, MCP, the Mexican Berry Operations and Neo-Nutritionals increased SG&A by $11,028,000. Higher compensation costs associated with increased headcount to support expanded business operations combined with increased variable costs due to the increase in revenue are the main drivers behind the remaining SG&A increase of $4,775,000. SG&A as a percentage of sales was 11.7% in 2008 compared to 12.5% in 2007. The rate difference is primarily due to the impact of a weaker Canadian dollar on Canadian denominated costs, in addition to the acquisition of TOC which operated with an SG&A rate of 7.9% of revenues.

Foreign Exchange gains increased to $4,835,000 in 2008 compared to a gain of $539,000. The increase is mainly due to favourable movements from the Canadian dollar and the Euro to the U.S dollar in the second and third quarter of 2008. We entered into a number of Canadian dollar and Euro forward contracts that, due to the volatility of exchange rates in these currencies, were closed prior to reaching their maturity. Gains of this magnitude cannot be expected to recur.

Operating income increased by $10,541,000, or 186.2%, over the twelve months ended December 31, 2007 due to the factors noted above. Further details on revenue, gross margins corporate cost allocations and operating income are provided below by operating group.

Other expenses decreased $184,000 to $1,003,000 in 2008. Other expenses in 2008 mainly relate to the legal judgment in favour of one of SBI’s customers offset by gains from certain insurance proceeds. In 2007, other expenses mainly related to legal fees and restructuring costs related to the consolidation of warehouses within the Distribution Group.

Based on our annual test for impairment, we determined that the carrying value of goodwill in the Fruit Group and International Sourcing and Trading Group, excluding TOC, exceeded its fair value, and, as a result, we recorded an impairment charge of $10,154,000 (2007 - $996,000).

Compared to the twelve months ended December 31, 2007, interest expense increased by $5,458,000 due to increased long-term debt and operating lines net of cash on hand. The increase in debt is primarily related to acquisitions completed over the past twelve months and higher working capital levels throughout the year due to internal growth. In addition, we experienced increased premiums over LIBOR due to certain financial ratios increasing.

The income tax expense in 2008 was $790,000 compared to a recovery of $6,101,000 in 2007. The expense in the current year, in comparison to a recovery in 2007 reflects of higher earnings before income tax and an allowance related to income tax valuation.

Minority interest in 2008 was $911,000 compared to $1,043,000 in 2007, mainly reflecting the minority interest component of Opta Minerals as the Company owned approximately 66.2% at the end of 2008.

Net losses for the year were $10,936,000 as compared to net income of $407,000, a difference of $11,343,000 due in most part to the reasons described in the preceding paragraphs. Basic and diluted loss per share were $0.17 in 2008 compared to earnings per share of $0.01 for 2007.

SunOpta Inc.	52	December 31, 2008 – 10-K

Update on previously issued guidance

Adjusted net earnings(1) for 2008 were $0.17 per diluted common share, which is below previously provided guidance of $0.19 to $0.23 per diluted common share. Other than the professional fees, severance and related costs incurred in relation to the internal investigation, our previous guidance did not anticipate the non-cash goodwill impairment charges, a non-cash income tax valuation allowance, and the previously announced arbitration decision in the SunOpta BioProcess Group. Accordingly we feel it is appropriate to add back these specific items to arrive at adjusted net earnings(1).

The shortfall from previously issued guidance of $0.19 to $0.23 per diluted common share is primarily due to significant declines in the fourth quarter in certain commodity prices that resulted in the need to record write-downs of inventory to its net realizable value, especially in Opta Minerals Inc.

Loss per diluted share	($0.17)
Adjusted for:
Professional fees, severance and related costs incurred in relation to the	0.10
internal investigation
Non-cash goodwill impairment charges	0.16
Non-cash income tax valuation allowance	0.05
Arbitration decision in SunOpta BioProcess Group	0.03
Adjusted net earnings per diluted common share (1)	0.17

(1) Adjusted net earnings per diluted common share is not a GAAP measure. We believe adjusted net earnings (adjusted for the impact of the professional fees, severance and related costs incurred in relation to the internal investigation, goodwill impairment charges, income tax valuation allowance and the arbitration decision in the SunOpta BioProcess Group) provides useful information to understand the underlying performance of the business and as a result these items have been adjusted.

Segmented Operations Information

SunOpta Food Group
	December 31,	December 31,
	2008	2007	Change	Change
	$	$	$	%
Revenue
SunOpta Grains & Foods	327,307,000	248,021,000	79,286,000	32.0%
SunOpta Ingredients	65,270,000	70,315,000	(5,045,000)	(7.2%	)
SunOpta Fruit Group	150,879,000	133,645,000	17,234,000	12.9%
SunOpta International Sourcing &
Trading	157,814,000	53,039,000	104,775,000	197.5%
SunOpta Distribution	259,046,000	220,270,000	38,776,000	17.6%

Food Group Revenue	960,316,000	725,290,000	235,026,000	32.4%

Operating Income
SunOpta Grains & Foods	18,541,000	16,155,000	2,386,000	14.8%
SunOpta Ingredients	3,392,000	4,432,000	(1,040,000)	(23.5%	)
SunOpta Fruit Group	(10,219,000)	(18,679,000)	8,460,000	45.3%
SunOpta International Sourcing &
Trading	1,333,000	997,000	336,000	33.7%
SunOpta Distribution	9,786,000	9,443,000	343,000	3.6%

Food Group Operating Income	22,833,000	12,348,000	10,485,000	84.9%
SunOpta Food Group Segment Margin %	2.4%	1.7%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

SunOpta Inc.	53	December 31, 2008 – 10-K

The SunOpta Food Group contributed $960,316,000, or 91.0% of consolidated revenue, in 2008 compared to $725,290,000, or 90.4%, of consolidated revenues in 2007. This was based on internal growth of 16.3% and acquisition revenues of $100,348,000. Internal growth includes movements related to foreign exchange and commodity grain prices. In base currencies, internal growth was 15.2% . Acquisition revenues resulted primarily from the acquisition of TOC within the SunOpta International Sourcing and Trading Group where the Group contributed incremental revenues of $104,775,000. Continued strength in soybean, corn, sunflower and soymilk revenues in the SunOpta Grains and Foods Group contributed $79,286,000 of higher Food Group sales. These increases were also impacted by generally higher commodity prices. Revenue growth of $38,776,000 within the SunOpta Distribution Group was due to improved sales in grocery and natural health products. Favourable sales of $17,234,000 from the SunOpta Fruit Group was mainly due to the acquisition of the Mexican Berry operations in 2007 in addition to higher volumes of healthy fruit snacks from the new bar forming equipment. This was offset by $5,045,000 in lower revenues in the SunOpta Ingredients Group due to the weakness in the dairy blending operations and lower contract manufacturing volumes.

Gross Profit in the Food Group increased $28,696,000 in 2008 to $138,172,000, or 14.4% of revenues, compared to $109,476,000, or 15.1% of revenues, in 2007. The continued turnaround in the SunOpta Fruit Group contributed $11,707,000 in incremental margins. Higher volumes within the Grains and Foods and Distribution Groups improved margins by $10,698,000. Improved margins of $8,371,000 was due to the acquisition of TOC within the SunOpta International Sourcing and Trading operations. This was offset by lower margins from the Ingredients Group of $2,080,000 due to unfavourable volumes and plant efficiencies related to the Midwest flooding in 2008. The Gross profit rate decreased 0.7% in 2008 to 14.4% of revenues. Excluding TOC, which has a lower inherent margin rate, the Food Group’s margin rate was 15.1%, which is comparable to 2007. Higher commodity prices, plant inefficiencies and pre-opening costs associated with plant expansions in our Grains and Foods group negatively impacted the overall Food Group margin percentage. Also unfavourably impacting the Food Group margin were higher sourcing, freight and storage costs as customer pricing often lagged cost increases and was further compounded by the depreciation in the Canadian dollar compared to the U.S. dollar. Plant throughput suffered as we strategically reduced production to reduce inventory levels. Higher inventory reserves and mark-to-market adjustments, especially in the fourth quarter, also contributed to the year over year reduction in gross margin rates. These declines were partially offset by the continued turnaround in the SunOpta Fruit Group, which recorded a gross margin rate of 4.9% in 2008 compared to a margin loss of 3.3% in 2007.

Segment operating income in the SunOpta Food Group increased by 84.9% to $22,833,000 in 2008 from $12,348,000 in 2007. The continued turnaround in the Fruit Specialties division of the SunOpta Fruit Group improved income by $8,460,000. Strong volumes of grains and grains-based ingredients in the SunOpta Grains and Foods Group increased Food Group income by $2,386,000. The SunOpta International Sourcing and Trading operations' acquisition of TOC and the continued strength in the SunOpta Distribution Group due to improved grocery and natural health products improved operating income by a combined $679,000. Offsetting these improvements are reduced operating income of $1,040,000 in the Ingredients Group due to higher supply costs beyond what was passed through in increased customer pricing, in addition to plant inefficiencies related to the flooding in the midwestern United States. The Food Group's results include the impact of higher corporate cost allocations of $2,132,000. A more comprehensive discussion on group results and corporate cost allocations is included below with the various groups that make up the SunOpta Food Group.

Effective January 1, 2008, two divisions previously reported within the SunOpta Ingredients Group were transferred, one to the SunOpta Grains and Foods Group and the other to the SunOpta Distribution Group. The impact of these transfers on 2007 financial results is as follows:

	SunOpta	SunOpta	SunOpta
	Grains and	Ingredients	Distribution	SunOpta
	Foods Group	Group	Group	Food Group
	$	$	$	$

Revenue	1,629,000	(4,389,000)	760,000	(2,000,000)
Gross Margin	1,162,000	(1,770,000)	(1,392,000)	(2,000,000)
Segment Operating Income [1]	1,162,000	(1,576,000)	414,000	-

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

SunOpta Inc.	54	December 31, 2008 – 10-K

TOC and Organic Ingredients were removed from the SunOpta Fruit Group and combined to create a new group called SunOpta International Sourcing and Trading Group because this reflects how our chief decision makers review and assess these reporting units.

Looking forward, we expect significant improvement in results within the Food Group led by a continued turnaround in the Fruit Specialties division of the Fruit Group. The Fruit Specialties division can expect lower storage costs as average inventory balances will be lower in 2009, operating cost reductions as two facilities have been temporarily closed and headcount has been reduced at many locations, including the closure of a regional sales office. The Food Group has also realized significant new business, in the Grains and Foods Group for private label aseptic soy milk and in International Sourcing and Trading business for private label organic orange juice. Both are expected to add to 2009 profitability. The Food Group is also expected to benefit from customer pricing taken from late in the third quarter up to February of 2009 across almost all segments within the Food Group coupled with reduced costs, especially freight and natural gas. Headcount reduction measures have also occurred in other groups in the Food Group. The Food Group expects product mix movements within its portfolio as consumers and other food manufacturers continue to adapt to the economic downturn. The Food Group expects to manage its production and inventory levels carefully to reduce the likelihood of inventory write-downs and is carefully monitoring its credit terms to avoid an increase in bad debts. Target operating margins for the Food Group are 8%. We expect to move closer to this target in 2009. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above.

SunOpta Grains and Foods Group

	Dec 31, 2008	Dec 31, 2007	Change	Change
	$	$	$	%
Revenue	327,307,000	248,021,000	79,286,000	32.0%
Gross Margin	34,309,000	31,539,000	2,770,000	8.8%
Gross Margin %	10.5%	12.7%		(2.2%	)

Segment Operating Income	18,541,000	16,155,000	2,386,000	14.8%
Segment Operating Income %	5.7%	6.5%		(0.8%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

The SunOpta Grains and Foods Group contributed $327,307,000 in revenues in 2008 compared to $248,021,000 in 2007, a 32.0% increase. This increase was attributed entirely to internal growth and a significant rise in commodity prices on soy, corn and sunflower products. The group realized significant increases in revenues related to higher demand and prices for non-GMO and organic grains and grains based food ingredients, including organic oils, sweeteners and dairy products totalling $54,790,000. The group also realized increases of $18,364,000 in aseptic and extended shelf life (“ESL”) soy and alternate beverage sales due to growth in volumes from existing contracts and the addition of a large contract late in the year with a major food service restaurant operator. Revenue within the sunflower based businesses were $6,695,000 higher than last year due to increased demand for in-shell and bakery kernel sunflower products. The roasted products snack food business had a decrease in revenue of $563,000 versus the prior year due to the loss of a significant customer contract.

Gross margin in the SunOpta Grains and Foods Group increased by $2,770,000 in 2008 compared to 2007; however, the gross margin percentage decreased 2.2 % to 10.5% over the same period. Higher sales volumes, commodity prices and plant efficiencies improved margins by $4,410,000. Sunflower margins increased by $1,353,000 due to improved volumes and pricing on bird food products, oil, conoil and chips. These improvements were offset by lower margins on soymilk and roasted grain products of $2,018,000 due to increased raw material costs and plant inefficiencies related to existing plant expansions. Additionally, the Grains and Foods Group incurred one-time pre-opening expenses of $975,000 relating to its west coast production facility, which is anticipated to become operational during the second fiscal quarter of 2009. The overall decline in gross margin rate of 2.2% in 2008 was mainly related to the impacts of higher commodity prices, in addition to the plant inefficiencies from our plant expansions, pre-opening expenses and higher inventory reserves.

SunOpta Inc.	55	December 31, 2008 – 10-K

Segment operating income increased by $2,386,000, or 14.8%, as a result of higher volumes in core businesses, the gross margin items noted above and an increase in foreign exchange gains of $250,000 related to forward contracts within the sunflower business for sales realized in Euros. In addition to favourable margins, SG&A decreased $56,000. This was offset by higher corporate cost allocations of $690,000.

Looking forward, we expect a solid year of performance in 2009 with increased revenues and segment income from the SunOpta Grains and Foods Group. We will be expanding our capacity to manufacture aseptic and ESL soy and alternate beverages including the addition of the West Coast facility and intend on focusing on growing our IP soy bean business, increasing revenues from organic feed and increasing our participation in the specialty oils markets. Our long term expectation for this group is to maintain a segment operating margin of 5% to 8% which assumes we are able to secure consistent quantity and quality grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above.

SunOpta Ingredients Group

	Dec 31, 2008	Dec 31, 2007	Change	Change
	$	$	$	%
Revenue	65,270,000	70,315,000	(5,045,000)	(7.2%	)
Gross Margin	10,545,000	12,625,000	(2,080,000)	(16.5%	)
Gross Margin %	16.2%	18.0%		(1.8%	)

Segment Operating Income	3,392,000	4,432,000	(1,040,000)	(23.5%	)
Segment Operating Income %	5.2%	6.3%		(1.1%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

The SunOpta Ingredients Group contributed revenues of $65,270,000 in 2008 compared to $70,315,000 in 2007, a 7.2% decrease. The decrease is attributable to decreased dairy blending volumes and prices due to inherent declines in the price of raw materials of $5,357,000, lower volumes in contract manufacturing of $924,000 and decreased technical processing of starch and other ingredients products of $1,128,000. These were partially offset by increased revenues of oat and soy fiber of $2,364,000.

Gross margins in the SunOpta Ingredients Group decreased by $2,080,000 and the margin rate decreased from 18.0% to 16.2% of revenue. Weaker demand and lower prices for dairy blend products have significantly impacted the group's margin rate. The Ingredients Group's margin rate was unfavourably impacted by increases in raw material, energy and transportation costs related to oat and soy fiber products which preceded pricing taken during the year. Inefficiencies resulting from plant shutdowns and subsequent start-up following the series of floods that affected the midwestern United States during 2008 also led to margin declines.

The decrease in segment operating income of $1,040,000 to $3,392,000 for 2008 reflects the decrease in gross margins noted above offset by a decrease in SG&A costs of $1,082,000. The favourable SG&A variance mainly consists of lower compensation, travel and consulting costs of $688,000 as a result of cost saving initiatives. Corporate cost allocations were also $394,000 lower in 2008. The remaining operating income variance of $42,000 is due to increased foreign exchange losses in 2008.

Looking forward, the SunOpta Ingredients Group will continue to focus on growing its fiber portfolio and customer base moving forward. Price increases that were implemented late in the third quarter are expected to improve margins with our various fiber, ingredient and contract manufacturing solutions. The Ingredients Group continues to focus on product innovation and diversification of both soluble and insoluble fiber applications as well as contract manufacturing where acceptable margins can be realized. The Ingredients Group will also focus on product diversification through a combination of new product introductions, joint ventures, and distribution partnerships. The Ingredients Group’s objective is to grow the segment operating income percentage to 12% to 15% of revenues through selective pricing strategies, growth of higher margin products, increased capacity utilization and cost reduction programs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above.

SunOpta Inc.	56	December 31, 2008 – 10-K

SunOpta Fruit Group

	Dec 31, 2008		Dec 31, 2007		Change	Change
	$		$		$	%
Revenue	150,879,000		133,645,000		17,234,000	12.9%
Gross Margin	7,349,000		(4,358,000)		11,707,000	268.6%
Gross Margin %	4.9%		(3.3%	)		8.2%

Segment Operating Income (Loss)	(10,219,000)		(18,679,000)		8,460,000	45.3%
Segment Operating Income (Loss) %	(6.8%	)	(14.0%	)		7.2%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

Effective July 1, 2008, we re-aligned our segment reporting within the SunOpta Food Group to combine TOC and Organic Ingredients into a new reporting group called SunOpta International Sourcing and Trading Group. Prior to this realignment, TOC and SunOpta Global Organic Ingredients were included as part of the SunOpta Fruit Group. The SunOpta Fruit Group is comprised of Kettle Valley Dried Fruit (also referred to as Healthy Fruit Snacks), Cleugh's Frozen Foods (also referred to as California Berry Operations), Pacific Fruit Processors (also referred to as the Fruit Toppings division), Hess Food Group (also referred to as the Brokerage operations), Congeladora del Rio S.A. de C.V., Global Trading Inc. and certain assets of Baja California Congelados, S.A. de C.V (also referred to as Mexican Berry Operations). The combination of the California and Mexican Berry Operations, Fruit Toppings and Brokerage operations are referred to as the Fruit Specialties business.

The SunOpta Fruit Group contributed revenues of $150,879,000 in 2008 compared to $133,645,000 in 2007, a 12.9%, or $17,234,000, increase. Year over year internal growth within the group was 7.7% .

Healthy Fruit Snacks realized increased revenues of $11,805,000 as a result of additional customers and significantly increased capacity made available by the new bar forming equipment that was brought online late in the fourth quarter of 2007 in the division’s Omak, Washington facility. The acquisition of the Mexican Berry Operations in May 2007 contributed $5,970,000 in incremental revenues in 2008. Revenue in the Brokerage operations increased by $3,788,000 due mainly to a change in business circumstances during the third quarter of 2008 that led to reporting certain revenue on a gross basis, rather than on a net margin basis. Offsetting these increases were reduced sales in the California Berry Operations and Fruit Toppings division of $4,329,000 mainly due to lower industrial and private label volumes of organic fruit and fruit purees as the business was repositioned for future profitability partially offset by increased sales due to expanded fruit topping product offerings.

Gross margins in the Fruit Group increased by $11,707,000 in 2008 to $7,349,000, or 4.9% of revenue, compared to a margin loss of 3.3% of revenue in 2007.

In 2008, the California Berry Operations sold through inventory that had an associated reserve of $3,009,000 to reduce its value to the expected net realizable amount. Comparatively, during 2007, a provision to reduce the carrying value of inventory that was being carried at a cost higher than net realizable value resulted in a charge of $6,552,000. As a result of the delay in filing our Form 10-K for the year ended December 31, 2007, provisions established to reduce certain inventory to its net realizable value were prepared using the most current pricing knowledge available. Gross margins in 2008 were further impacted by period costs that are expensed as incurred. The reserves established at December 31, 2007 were not intended to cover 2008 period costs such as third party storage costs and utility costs which were $5,038,000 higher in 2008 compared to 2007. To reduce these storage and other handling costs on inventories, during 2008 we undertook extensive efforts to sell through the stock of inventory that existed at December 31, 2007. These efforts, combined with improved production planning, resulted in favourable absorption efficiencies of $1,332,000 versus 2007. Additionally, improved customer pricing in the California Berry Operations, offset slightly by a decline in volume, improved margins by $3,604,000 compared to 2007.

SunOpta Inc.	57	December 31, 2008 – 10-K

Gross margin improved $1,444,000 in Healthy Fruit Snacks, Brokerage and Fruit Toppings primarily due to increased volumes partially due to expanded product offerings. The acquisition of the Mexican Berry Operations incrementally added $804,000 to gross margin in 2008 compared to 2007.

The overall 8.2% improvement in margin rate in 2008 reflects close to breakeven margins in the California Berry Operations as the division spent most of the year selling through a large portion of inventory that was already written down to net realizable value.

Segment operating income in the SunOpta Fruit Group increased by $8,460,000 to a loss of $10,219,000 in 2008 compared to a loss of $18,679,000 in the same period of 2007. In addition to the increase in gross margin of $11,707,000 noted above, bad debt expense decreased by $392,000. Offsetting these favourable variances was an increase in compensation and other costs of $2,850,000 due to increased headcount to support expanded business development and improved controls, new industrial product programs, severance and various other initiatives to improve internal processes. The corporate cost allocation increased by $469,000, and the acquisition of the Mexican Berry Operation incrementally added $624,000 in SG&A related expenses. The remaining increase in operating income versus the same period in 2007 is due to increased foreign exchange gains of $304,000, which are derived from Mexican and Canadian operations within the Fruit Group.

2008 was a year of transition for both Fruit Specialties and Healthy Fruit Snacks. Looking forward, we anticipate improved margins and a return to profitability in 2009 as a result of increased customer pricing, a more favourable sales mix and improved plant efficiencies. The California Berry Operations has made substantial headway into working through the inventory that was written down to net realizable value in 2007. Margins realized on this inventory which was mainly related to bulk industrial and bi-products, were minimal and contributed to the operating losses experienced during 2008 as they were not sufficient to cover period costs such as storage. As Fruit Specialties transitions to a more favourable sales and production mix and Healthy Fruit Snacks continues to expand volumes and efficiency in its bar forming lines, we expect operating results to improve. Long term we expect 6-8% operating margins from the SunOpta Fruit Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above.

SunOpta International Sourcing and Trading Group

	Dec 31, 2008	Dec 31, 2007	Change	Change
	$	$	$	%
Revenue	157,814,000	53,039,000	104,775,000	197.5%
Gross Margin	17,021,000	8,650,000	8,371,000	96.8%
Gross Margin %	10.8%	16.3%		(5.5%	)

Segment Operating Income (Loss)	1,333,000	997,000	336,000	33.7%
Segment Operating Income (Loss) %	0.8%	1.9%		(1.1%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

Effective July 1, 2008, we re-aligned our segment reporting within the SunOpta Food Group to combine trading and sourcing operations into a new segment. The SunOpta International Sourcing and Trading Group is comprised of SunOpta Global Organic Ingredients (SGOI) and TOC.

The SunOpta International Sourcing and Trading Group contributed revenues of $157,814,000 in 2008 compared to $53,039,000 in 2007, a $104,775,000, or 197.5%, increase. Internal growth within the group was 9.6% which included internal growth on TOC's base business and changes in foreign exchange rates. The acquisition of TOC contributed incremental revenues of $106,698,000 over the same period in 2007. This was offset by a decrease of $1,923,000 at SGOI mainly due to lower volumes of industrial sales.

SunOpta Inc.	58	December 31, 2008 – 10-K

Gross margins in the SunOpta International Sourcing and Trading Group increased $8,371,000 to $17,021,000 in 2008 compared to $8,650,000 in 2007. An increase of $9,671,000 is related to the acquisition of TOC. This was offset by a decrease of $1,300,000 in margins within SGOI. Margins rates within the base business prior to the acquisition of TOC were 14.4% compared to 16.3% in 2007. These lower margins are in part due to inventory reserves of approximately $900,000 on certain key raw materials. The International Sourcing and Trading Group was also affected by higher raw material, distribution and storage costs beyond what was passed on in pricing to customers within the year. Gross margin rates within TOC were 9.1%, which are consistent with historical margins for this business. Generally, TOC realizes lower margins than SGOI as it closely resembles a traditional trading operation, compared to the value added private label co-pack operations of SGOI.

Segment operating income increased by $336,000 to $1,333,000 in 2008 over 2007, an increase of 33.7% . The increase in operating income reflects the favourable gross margin variance of $8,371,000 noted above and increased foreign exchange gains of $463,000 related to the TOC acquisition. Offsetting these gains was a net increase in SG&A costs of $8,498,000. Of this increase, $8,400,000 was due to the acquisition of TOC, the remaining unfavourable SG&A variance was primarily due to increased corporate cost allocations. Overall, operating income from TOC offset weakness experienced within SGOI, specifically a softening in sales of organic industrial products, primarily in the fourth quarter, due to the economic downturn. This downturn also precipitated the need to take additional inventory reserves for certain products as noted above.

Looking forward, the International Sourcing and Trading Group is focused on continuing to leverage its sourcing and supply expertise while at the same time managing its inventory levels and SG&A especially given the uncertainties in the current economic climate. In early 2009, SGOI was awarded a significant organic orange juice contract with a major retailer which could add between $7 and $9 million in revenues in 2009. TOC is expected to significantly expand the supply channel and product offerings available to the SunOpta International Sourcing and Trading Group as well as drive synergies and new product offerings within the group. Strategic expansions of the Group's network are evidenced by the previously announced joint venture to set up an organic sesame seed hulling operation in Ethiopia, as well as the assumption of control of the organic coffee sourcing and processing assets of Alanheri Produkten BV. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above.

SunOpta Distribution Group

	Dec 31, 2008	Dec 31, 2007	Change	Change
	$	$	$	%
Revenue	259,046,000	220,270,000	38,776,000	17.6%
Gross Margin	68,948,000	61,020,000	7,928,000	13.0%
Gross Margin %	26.6%	27.7%		(1.1%	)

Segment Operating Income	9,786,000	9,443,000	343,000	3.6%
Segment Operating Income %	3.8%	4.3%		(0.5%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

The SunOpta Distribution Group contributed revenues of $259,046,000 in 2008, an increase of $38,776,000, or 17.6%, over 2007. Internal growth within the group was 16.1% . Revenues were favourably impacted by an increase in natural and organic grocery sales of $24,182,000 as a result of new listings at a major retailer in Eastern Canada and increased warehouse capacity in Western Canada. The natural health sector of the Distribution Group recorded $9,290,000 in improved revenues due to the continued strength from new listings, new product lines and further market penetration into Western Canada. The produce segment of the business showed growth of $1,550,000 versus 2007 mainly as a result of new locations at existing Western Canada retailers partly offset by decreases in the Eastern region due to increased competitive pressures. The impact of the Neo-Nutritionals Inc. acquisition in December 2007 resulted in increased revenues of $3,754,000.

SunOpta Inc.	59	December 31, 2008 – 10-K

Gross margin in the Distribution Group increased by $7,928,000 in 2008 to $68,948,000, or 26.6% of revenues. As a percentage of revenues, gross margin decreased by 1.1% due mainly to product mix in our natural & health operations as a higher proportion of distributed products with lower margins were sold versus higher margin branded products. Additionally, increased competition in the produce business and the weakening of the Canadian dollar coupled with the inability to pass along exchange based price increases to retailers negatively impacted margins, especially in the fourth quarter.

Combined SG&A and warehousing and distribution costs ("W&D") increased by $6,797,000 to $58,869,000 compared to 2007. As a percentage of revenues, these expenses decreased to 22.7% versus 23.6% in 2007 primarily due to volume efficiencies. Variable SG&A and W&D increased by $5,815,000 due to increased revenues; however, the group experienced improved efficiency as a result of the 2007 warehouse expansion in Western Canada, offset by higher freight and storage costs associated with larger volumes. The acquisition of Neo-Nutritionals added SG&A and W&D of $881,000, or 23.5% of their revenue. The remaining unfavourable SG&A variance of $101,000 relates to higher corporate cost allocations.

The increase in segment operating income of $343,000 to $9,786,000 in 2008 reflects the gross margin and SG&A variances noted above in addition to increased foreign exchange losses of $788,000 due to the decline in the Canadian dollar versus the U.S. dollar, mainly in the fourth quarter of 2008.

Looking forward, the SunOpta Distribution Group will continue to focus on growing its customer base while reducing its over-all fixed cost base, the expansion of exclusive distributed product lines both domestically and internationally, growth of branded product offerings, reduced spoilage and working capital, and the continued rollout of enterprise distribution and warehousing software to its locations. Long term segment operating margins are targeted at 5% of revenues which is expected to be achieved through a combination of a higher mix of branded product sales, selective pricing, SKU rationalization and efficiency strategies. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above.

Opta Minerals

	Dec 31, 2008	Dec 31, 2007	Change	Change
	$	$	$	%
Revenue	93,422,000	75,365,000	18,057,000	24.0%
Gross Margin	18,476,000	17,776,000	700,000	3.9%
Gross Margin %	19.8%	23.6%		(3.8%	)

Segment Operating Income	5,531,000	6,668,000	(1,137,000)	(17.1%	)
Segment Operating Income %	5.9%	8.8%		(2.9%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

Opta Minerals contributed $93,422,000, or 8.9% of consolidated revenue, for 2008 compared to $75,365,000, or 9.4%, for 2007. The increase in revenues was mainly due to the acquisitions of MCP Mg-Serbien SAS ("MCP") in July 2008 and Newco a.s. in July 2007, which when combined increased revenues by $9,637,000. Higher demand and prices for chromite and magnesium based products increased revenues by $9,362,000. This was offset by net unfavourable volumes of $942,000 due to lower abrasive sales, offset by favourable mill and foundry volumes.

Gross profit increased by $700,000 to $18,476,000, or 19.8% of revenues, compared to $17,776,000, or 23.6% of revenues, in 2007; however, the margin rate dropped 3.8% to 19.8% . Offsetting the volume increases noted above, in the fourth quarter, significant reserves were established to reduce the value of raw magnesium inventory to net realizable value, causing a decline in margins of $2,736,000 from 2007. The unprecedented downturn in the U.S. steel industry also unfavourably impacted demand for our products and thus the margins realized.

SunOpta Inc.	60	December 31, 2008 – 10-K

The decrease in operating income of $1,137,000 to $5,531,000 in 2008 from $6,668,000 in 2007 reflects the noted gross margin increase of $700,000, offset by increased SG&A expenses and foreign exchange losses totaling $1,837,000. Included in SG&A are costs attributable to the acquisition of Newco and MCP France of $399,000. Additional unfavourable SG&A variance of $1,225,000 relate to incremental professional services, travel, and advertising costs incurred primarily to organize and promote our new European subsidiaries. The remaining operating income variance of $213,000 is related to foreign exchange losses on a Slovak Koruna denominated promissory note due to the former owner of Newco.

Opta Minerals continues to develop and introduce new products into the marketplace, while continuing with strategic acquisitions as evidenced by the acquisition of MCP. MCP is located in Romans-sur-Isere, France and offers diverse ground magnesium products similar to those offered from Opta Mineral's existing operations in North America. In 2008, Opta Minerals has introduced a staurolite-based abrasive into the North American market as well as other new products. Opta Minerals also plans to expand its locations into Florida and Texas in 2009 to better serve these industrial and abrasive markets. SunOpta owns 66.2% of Opta Minerals and segment operating income is presented prior to minority interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above.

SunOpta BioProcess

	Dec 31, 2008		Dec 31, 2007		Change	Change
	$		$		$	%
Revenue	1,435,000		1,839,000		(404,000)	(22.0%	)
Gross Margin	(553,000)		(1,118,000)		565,000	50.5%
Gross Margin %	(38.5%	)	(60.8%	)		22.3%

Segment Operating Income (Loss)	(3,286,000)		(5,985,000)		2,699,000	45.1%
Segment Operating Income %	(229.0%	)	(325.4%	)		96.4%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

SunOpta BioProcess revenues for the year ending December 31, 2008 were $1,435,000 versus $1,839,000 in 2007. Revenues in 2008 were generated from research and development projects and the substantial completion of an equipment supply contract. Revenues in 2007 were derived from equipment supply contracts for the production of cellulosic ethanol with customers in Europe and the United States.

Gross margin losses in SunOpta BioProcess were $553,000 in 2008 versus a loss of $1,118,000 in 2007. The negative gross margin in 2008 mainly reflects additional commissioning costs realized during the final phase of start-up on the above mentioned equipment supply contracts. We are attempting to recover up to $600,000 of these costs from a supplier who performed work on behalf of SunOpta BioProcess. The negative margin in 2007 reflects the cumulative impact of revisions to the expected costs to complete a supply contract, European certification costs in order to meet European engineering standards, which were not reimbursable, and reserves taken against capitalized project costs due to difficulties in collecting for services and equipment provided to a customer under the terms of an equipment supply contract.

Segment operating losses decreased by $2,699,000 to $3,286,000 in 2008. In addition to the reduced gross margin losses noted above, SG&A decreased by $1,804,000 in the current year. Additionally, foreign gains increased by $330,000 in 2008 due to the revaluation of Euro and Canadian denominated liabilities.

SunOpta Inc.	61	December 31, 2008 – 10-K

The decrease in SG&A was a result of SunOpta BioProcess reserving for outstanding amounts owing on an equipment supply contract totalling $2,634,000 in 2007. No additional reserves were required in 2008. This reduction was offset by increased professional fees of $940,000 primarily relating to legal costs related to an existing equipment supply contract. The remaining favourable SG&A variance of $110,000 was mainly due to lower compensation costs as a greater amount of in-house labour was dedicated to open projects, offset by increased research and development costs. In December 2008, we partially lost an arbitration hearing on a European contract with Abener Energia S.A. and were ordered to pay a settlement of €1,329,898, or approximately $1,900,000. The settlement amount has been charged to Other Income and Expense. We currently have pending actions in the courts claiming amounts against a U.S. company related to Abener Energia S.A.

SunOpta BioProcess continues to focus on business development and the commercialization of cellulosic ethanol. Interest in cellulosic ethanol continues to increase as many countries become more responsive to environmental concerns and desire to reduce their dependence on crude oil. The statements in this paragraph are forward-looking statements. See “Forward-looking Financial Information” above.

SunOpta Corporate Services

	Dec 31, 2008	Dec 31, 2007	Change	Change
	$	$	$	%
Segment Operating Income (Loss)	(8,875,000)	(7,369,000)	(1,506,000)	(20.4%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

Selling, general and administration costs at SunOpta Corporate Services increased by $5,498,000 in 2008 compared to 2007. An increase of $7,772,000 was due to non-recurring professional fees related to the investigation into the 2007 restatement. In addition, SG&A increased $8,000 due to higher professional services not related to the investigation, offset by reduced bonus.

The remaining favourable SG&A variance is related to higher corporate management fees of $2,282,000 that were allocated to SunOpta operating groups. Management fees mainly consist of salaries of corporate personnel who perform back office functions for divisions, as well as costs related to the enterprise resource management system used within several of the divisions. These expenses are allocated to the groups based on (1) specific identification of allocable costs that represent a service provided to each divisions, and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each division.

Offsetting the SG&A variance noted above were increased foreign exchange gains of $3,992,000. These gains are primarily due to favourable movements in the exchange rate between Canada and the U.S. We were able to close certain forward foreign exchange contracts during the year earlier than their maturity date and consequently realize foreign exchange gains as a result of the volatility of the foreign exchange market. Gains of this magnitude are not expected to be recurring. Additionally, unrealized gains were recorded on Euro denominated debt related to the acquisition of TOC.

SunOpta Inc.	62	December 31, 2008 – 10-K

2007 Operations Compared With 2006 Operations Consolidated

	Dec 31, 2007	Dec 31, 2006	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	725,290,000	530,453,000	194,837,000	36.7%
Opta Minerals	75,365,000	64,261,000	11,104,000	17.3%
SunOpta Bio Process	1,839,000	3,312,000	(1,473,000)	(44.5%	)

Total Revenue	802,494,000	598,026,000	204,468,000	34.2%

Operating Income[1]
SunOpta Food Group	12,348,000	23,007,000	(10,659,000)	(46.3%	)
Opta Minerals	6,668,000	6,876,000	(208,000)	(3.0%	)
SunOpta Bio Process	(5,985,000)	(138,000)	(5,847,000)	4237.0%
Corporate Services	(7,369,000)	(6,447,000)	(922,000)	14.3%
Total Operating Income	5,662,000	23,298,000	(17,636,000)	(75.7%	)
Other Expense, net	1,187,000	1,147,000	40,000	3.5%
Dilution Gain	693,000	-	693,000	100.0%
Goodwill Impairment	996,000	-	996,000	100.0%
Interest Expense	8,823,000	7,021,000	1,802,000	25.7%
Income Tax Provision	(6,101,000)	3,129,000	(9,230,000)	(295.0%	)
Minority Interest	1,043,000	1,042,000	1,000	0.1%

Net earnings	407,000	10,959,000	(10,552,000)	(96.3%	)

¹(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”).

Revenues for 2007 increased by 34.2% to $802,494,000 based on consolidated internal growth of 17.9% and acquisition revenues of $82,346,000. Internal growth includes growth on base business plus growth on acquisitions from the date of acquisition over the previous year. Revenue growth continues to be driven by the SunOpta Food Group which realized internal revenue growth of 20.8% in 2007 compared to 2006.

Gross margins increased $24,400,000, or 24.0%, in 2007 to $126,134,000 from $101,734,000 in 2006. However, as a percentage of revenues, consolidated gross margins decreased 1.8% year over year. Included in the results of the Food Group is a decline in gross margins and the gross margin rate due to the issues within the Fruit Specialties division of the Fruit Group. A more detailed overview of these issues is provided in the Fruit Group discussion. Also contributing to the unfavourable margin rate are the impacts of a weaker foundry and abrasive market to Opta Minerals and revisions to the expected costs to complete a key contract within SunOpta BioProcess.

Warehouse and Distribution costs in 2007 increased $4,785,000 to $20,899,999. The increase was mainly attributable to higher sales volumes and the acquisitions of Purity Life, Quest Vitamins, Aux Mille et une Saisons and Neo-Nutritionals Inc.

SG&A costs increased $37,976,000 to $100,112,000. Acquisitions contributed to incremental SG&A costs of $23,802, 0000. The remaining variance of $14,174,000 was due to higher headcount, professional fees, business development and financing costs used to support our expanded business operations.

Foreign exchange gains were $539,000 for the year ended December 31, 2008, an increase of $725,000 over 2006 due to favourable movements in the Canadian and Euro dollars compared to the U.S. dollar.

SunOpta Inc.	63	December 31, 2008 – 10-K

Operating income decreased to $5,662,000, representing a decrease of 75.7% versus 2006. Included in the results of the Food Group was a decline in operating income within the Fruit Group of $22,761,000, primarily related to reduced margins due to increased commodity, processing and administrative costs within the Fruit Specialties division of the Fruit Group. The International Sourcing and Trading Group also experienced reduced operating income. The increased gross margin in the International Sourcing and Trading Group was offset by higher bad debt expense and increased headcount resulting in a reduction of operating income of $1,322,000. Operating income was also negatively impacted by a provision for a significant receivable relating to a contract dispute within SunOpta BioProcess of $3,342,000, as well as increased audit and other professional fees associated with the completion of the year end audit and also the restatement of previously issued 2007 quarterly financial statements.

See additional disclosure related to the inventory adjustments, including a discussion of the impact on previously issued quarterly results in the “SunOpta Fruit Group” discussion below.

The aforementioned shortfalls in the Fruit Specialties division of the Fruit Group, The International Sourcing and Trading Group and SunOpta BioProcess were offset by the continued strength in the balance of the Food Group operations. The Grains and Food Group realized a 140.7% increase in operating income, driven by strong demand for natural and organic grains and grain based ingredients and packaged products, combined with the turnaround in the group’s sunflower business. The Distribution Group realized strong growth in operating income as a result of continued internal growth and the impact of acquisitions and efficiency gains. The Ingredients Group also realized improved operating income as a result of increased volumes and improved operating efficiencies. Segmented operating income reflects an increase in allocated costs from Corporate to the SunOpta Food Group of $5,122,000 for increased information technology and corporate services as well as back office functions provided to divisions using the Oracle ERP system. Further details on revenue and operating income, including the impact of the corporate cost allocations are provided by operating group below.

Interest expense increased by 25.7% to $8,823,000 for 2007 due to increased average long-term debt outstanding and operating lines of approximately $35,000,000. The increase in debt is primarily related to acquisitions completed during the last quarter in 2006 and in 2007, as well as to finance increased working capital within certain operating groups.

Other expense of $1,187,000 related to certain legal fees and restructuring costs incurred during the first half of 2007 mainly relating to the consolidation of warehouses within the Distribution Group and the write-off of certain legal claims where collectability had become less certain. Other expense in 2006 related primarily to a frozen product recall issue within the Fruit Group for $822,000 and $325,000 relating to legal settlements and the write off of certain acquisition costs.

The dilution gain of $693,000 is a result of a dilution in our ownership in Opta Minerals due to common shares issued by Opta Minerals in conjunction with the acquisition of Newco.

Based on our annual test for impairment, we determined that the carrying value of goodwill in a reporting unit within the Fruit Specialties division exceeded its fair value, leading to a $996,000 goodwill impairment charge. The income tax recovery in 2007 was $6,101,000. The effective income tax rate for 2006 was 20.7% . The income tax recovery reflected a decrease in earnings before income tax and the impact of fixed tax benefits we realized as a result of certain financing structures used for tax planning as well as certain timing differences.

Minority interest in 2007 was $1,043,000 compared to $1,042,000 in 2006, reflecting the minority interest component of Opta Minerals as we owned approximately 66.6% at the end of 2007. For 2006, the minority interest of $1,042,000 was related to the 70.4% owned by us. The decrease in percentage ownership resulted from common shares issued as a result of the Newco acquisition in July 2007.

Net earnings for the year decreased by 96.3% for the reasons described in the preceding paragraphs. Basic and diluted earnings per share were $0.01 in 2007 compared to $0.19 in 2006.

SunOpta Inc.	64	December 31, 2008 – 10-K

Segmented Operations Information

SunOpta Food Group 2007

	Dec 31, 2007	Dec 31, 2006	Change	Change
	$	$	$	%
Revenue
SunOpta Grains & Foods	248,021,000	191,245,000	56,776,000	29.7%
SunOpta Ingredients	70,315,000	58,659,000	11,656,000	19.9%
SunOpta Fruit Group	133,645,000	101,721,000	31,924,000	31.4%
SunOpta International Sourcing &
Trading	53,039,000	41,096,000	11,943,000	29.1%
SunOpta Distribution	220,270,000	137,732,000	82,538,000	59.9%

Food Group Revenue	725,290,000	530,453,000	194,837,000	36.7%

Operating Income
SunOpta Grains & Foods	16,155,000	6,711,000	9,444,000	140.7%
SunOpta Ingredients	4,432,000	4,018,000	414,000	10.3%
SunOpta Fruit Group	(18,679,000)	4,082,000	(22,761,000)	(557.6%	)
SunOpta International Sourcing &
Trading	997,000	2,319,000	(1,322,000)	(57.0%	)
SunOpta Distribution	9,443,000	5,877,000	3,566,000	60.7%

Food Group Operating Income	12,348,000	23,007,000	(10,659,000)	(46.3%	)
SunOpta Food Group Segment Margin %	1.7%	4.3%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

The SunOpta Food Group contributed $725,290,000, or 90.4%, of consolidated revenues in 2007 versus 88.7% in 2006. Internal growth within the Food Group was 20.8% in 2007 (18.4% in 2006), calculated on a consistent basis, including internal growth of acquired businesses from the date of acquisition compared to the same period in the previous year. The revenue increase of 36.7% within the SunOpta Food Group reflected strong results associated with strong demand for soybean, corn and sunflower based products and packaged soymilk sales within the Grains and Foods Group, increased volume and efficiencies in the Ingredients Group, internal revenue growth and acquisition growth within the Fruit Group, internal revenue growth within the International Sourcing and Trading Group, as well as strong sales from the Distribution Group due to increased demand for natural and organic foods and natural health products and the impact of acquisitions.

Gross profit in the Food Group increased by $24,592,000 in 2007 to $109,476,000, or 15.1% of revenues, compared to $84,884,000, or 16.0% of revenues, in 2006. Included in this increase were reduced margins of $17,229,000 in the Fruit Specialties division of the Fruit Group primarily due to the acquisition of significant amounts of inventory during a period of rising commodity prices and increased processing costs. Selling prices were not updated in a timely manner to adequately pass these increased commodity costs on to our customers, which ultimately had a negative impact on gross profit. Excluding the negative impact of Fruit Specialties, margins and margin rates as a percentage of revenues have generally improved in the various other operating groups due to favourable market conditions, capacity utilization and cost reduction initiatives.

Segment operating income in the SunOpta Food Group decreased by 46.3% to $12,348,000 from $23,007,000 including the impact of $5,122,000 in higher corporate costs allocations. The decrease in segment operating income was mainly due to the reduced gross profit noted above within the Fruit Group. Offsetting the Fruit Group decline were improved operating results of $9,444,000 within the Grains and Foods Group due to strong demand for organic grains and grains based ingredients and packaged soymilk as well as the turn around in the sunflower business. The Ingredients Group contributed $414,000 in higher segment operating income as demand for oat and soy fiber products continued to grow and plant efficiencies were realized. The Distribution Group improved segment operating income by $3,566,000 due to strong demand for natural and organic foods and natural health product and acquisitions completed in 2006 and 2007.

SunOpta Inc.	65	December 31, 2008 – 10-K

Refer to the individual segments within the Food Group for further detailed commentary related to 2007 results, including details on corporate cost allocations.

Effective January 1, 2008, two divisions previously reported within the SunOpta Ingredients Group were transferred, one to the SunOpta Grains and Foods Group and the other to the SunOpta Distribution Group. The impact of these transfers on 2007 is as follows:

	SunOpta	SunOpta	SunOpta
	Grains and	Ingredients	Distribution	SunOpta
	Foods Group	Group	Group	Food Group
	$	$	$	$

Revenue	1,629,000	(4,389,000)	760,000	(2,000,000)
Gross Margin	1,162,000	(1,770,000)	(1,392,000)	(2,000,000)
Segment Operating Income [1]	1,162,000	(1,576,000)	414,000	-

The impact of these transfers on 2006 is as follows:

	SunOpta	SunOpta	SunOpta
	Grains and	Ingredients	Distribution	SunOpta
	Foods Group	Group	Group	Food Group
	$	$	$	$

Revenue	5,599,000	(7,806,000)	2,207,000	-
Gross Margin	859,000	(1,375,000)	516,000	-
Segment Operating Income [1]	859,000	(1,275,000)	416,000	-

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”. Segment Operating Income % is calculated as segment operating income divided by segment revenues.)

SunOpta Grains & Foods Group

	Dec 31, 2007	Dec 31, 2006	Change	Change
	$	$	$	%
Revenue	248,021,000	191,245,000	56,776,000	29.7%
Gross Margin	31,539,000	18,613,000	12,926,000	69.4%
Gross Margin %	12.7%	9.7%		3.0%

Segment Operating Income	16,155,000	6,711,000	9,444,000	140.7%
Segment Margin %	6.5%	3.5%		3.0%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

The SunOpta Grains and Foods Group contributed $248,021,000 in revenues in 2007 versus $191,245,000 in 2006, a 29.7% increase. This increase was attributed entirely to internal growth driven in part by a rise in commodity prices on soy, corn and sunflower products. The group realized significant increases in revenues related to higher demand and prices for non-GMO and organic grains and grains based food ingredients, including organic oils, sweeteners and dairy products totalling $26,487,000. The group also realized increases of $17,843,000 in aseptic and extended shelf life soy beverage sales due to growth in volumes from existing contracts with major resellers and retailers. The sunflower based businesses were $11,755,000 higher than in 2006 due to increased demand for in-shell and bakery kernel sunflower products. The roasted products snack food business also had increases of $691,000 versus the prior year.

SunOpta Inc.	66	December 31, 2008 – 10-K

Gross margin in the SunOpta Grains and Foods Group increased by $12,926,000 in 2007 compared to 2006 and the margin rate increased to 12.7% in 2007. In 2006, the group incurred gross margin losses in its sunflower business of approximately $1,646,000 as a result of an inventory write-down and processing issues related to a poor crop. Price increases and plant efficiencies, together with a strong rebound in crop quality have led to a $6,788,000 improvement in sunflower gross margins. Excluding sunflower operations, gross margins improved by $6,138,000 due mainly to increased volumes, favourable inventory positions in rising commodity markets and operating efficiencies within the group’s grain business and the soymilk packaging operations. The gross margin rate increased 3.0% to 12.7% mainly as a result of the recovery of the sunflower inventory write-down in 2006 and increased volumes in our soymilk packaging operations.

Segment operating income increased by $9,444,000, or 140.7%, as a result of higher gross margins in core businesses and a reduction in foreign exchange losses of $206,000 related to forward contracts within the sunflower business for sales realized in Euros. Offsetting these improvements were higher corporate cost allocations of $1,981,000 and increased SG&A of $1,032,000. The increase in SG&A was attributed to higher variable selling costs directly related to increase sales volumes, increased headcount in support of business growth, bonuses, and higher self-insurance health costs. The remaining unfavourable variance of $675,000 relates to a bad debt allowance related to a specific customer.

SunOpta Ingredients Group

	Dec 31, 2007	Dec 31, 2006	Change	Change
	$	$	$	%
Revenue	70,315,000	58,659,000	11,656,000	19.9%
Gross Margin	12,625,000	10,110,000	2,515,000	24.9%
Gross Margin %	18.0%	17.2%		0.8%

Segment Operating Income	4,432,000	4,018,000	414,000	10.3%
Segment Operating Income %	6.3%	6.8%		(0.5%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

The SunOpta Ingredients Group contributed revenues of $70,315,000 in 2007 compared to $58,659,000 in 2006, a 19.9% increase. The increase was attributable to higher sales of oat and soy fiber of $5,825,000, higher dairy blending and ingredient volumes and prices of $5,485,000 and higher volumes of contract manufacturing (excluding specialty soluble fiber of $2,046,000). These improvements were offset by lower contract ingredient blending volumes of $1,466,000. The remaining unfavourable variance of $234,000 is related to lower technical processing volumes of starch, molasses, and other ingredient products.

Gross margins in the SunOpta Ingredients Group increased by $2,515,000 and the margin rate increased from 17.2% to 18.0% of revenue. The increase in the margin rate is attributable to increased prices and volumes of oat and soy fiber product lines and increased volumes and improved plant efficiencies related to our dairy blending products.

The increase in segment operating income of $414,000 to $4,432,000 reflected the increase in gross margins noted above offset by an increase in SG&A costs of $1,301,000 due to the increased headcount that was necessary to drive operational efficiency improvements realized on the gross margin line, as well as higher corporate cost allocations of $800,000.

SunOpta Inc.	67	December 31, 2008 – 10-K

SunOpta Fruit Group

	Dec 31, 2007		Dec 31, 2006	Change	Change
	$		$	$	%
Revenue	133,645,000		101,721,000	31,924,000	31.4%
Gross Margin	(4,358,000)		12,871,000	(17,229,000)	(133.9%	)
Gross Margin %	(3.3%	)	12.7%		(16.0%	)

Segment Operating Income (Loss)	(18,679,000)		4,082,000	(22,761,000)	(557.6%	)
Segment Operating Income (Loss) %	(14.0%	)	4.0%		(18.0%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

Effective July 1, 2008, we re-aligned our segment reporting within the SunOpta Food Group to combine the 2008 acquisition of TOC and the acquisition of SunOpta Global Organic Ingredients into a new reporting Group called SunOpta International Sourcing and Trading Group. The SunOpta Fruit Group is comprised of Kettle Valley Dried Fruit (also referred to as Healthy Fruit Snacks), Cleugh's Frozen Foods (also referred to as California Berry Operations), Pacific Fruit Processors (also referred to as the Fruit Toppings division), Hess Food Group (also referred to as the Brokerage operations), Congeladora del Rio S.A. de C.V., Global Trading Inc. and certain assets of Baja California Congelados, S.A. de C.V (also referred to as Mexican Berry Operations).

The Fruit Group contributed revenue of $133,645,000 in 2007 compared to $101,721,000 in 2006, a 31.4%, or $31,924,000 increase. Revenue increased by $9,906,000 due to increased volumes of individually quick-frozen strawberries and other fruits. Healthy Fruit Snacks’ revenue improved by $8,165,000 due to the roll out of new private label programs and innovative products. The acquisitions of the Mexican Berry operations in May 2007 and Hess Food Group in November 2006 contributed $9,965,000 to increased revenue. The fruit topping operation improved revenue by $3,888,000 due to expanded fruit toppings and organic fruit bases sales.

Gross Margins in the Fruit Group decreased by $17,229,000 in 2007 to a loss of $4,358,000, or (3.3%) of revenue, compared to profit of $12,871,000, or 12.7% of revenue in 2006. The substantial decrease is due to higher inventory and processing costs resulting in lower margins within the California Berry Operations, and is described in further detail below. The acquisitions of the Mexican operations and Hess provided additional margins of $2,203,000 offset by a decline in gross margin within Healthy Fruit Snacks of $1,451,000. This decline was due to plant inefficiencies and other start-up related operational issues associated with the commissioning of new bar forming equipment. Specifically, included in cost of goods sold is $579,000 related to commissioning costs incurred during trial production on the new equipment line in 2007. Costs to commission the new equipment line were incurred prior to the equipment attaining commercial viability. These installations also impaired the ability to price certain customers until production capacity could consistently respond to customer demand. Gross margin contributions from Fruit Toppings decreased $157,000 compared to 2006.

Gross margins declined by $17,824,000 within the California Berry Operations. The decline was as a result of an aggressive purchasing strategy which occurred during a time of increasing raw material and input prices. Selling prices were not updated in a timely manner to adequately pass these increased commodity costs on to our customers, which ultimately had a negative impact on gross profit. Margins were further eroded by higher storage costs, increased temporary labor costs and higher overheads, much of which was a direct function of the rise in purchasing volume. Additional operational inefficiencies associated with capital expansion and turnover of key personnel also contributed to the decline in margin. The increase in carrying value and volume of inventory on hand in relation to a market with abundant supply ultimately resulted in provisions being required to reduce the investment in inventory to net realizable value. These provisions were concentrated mainly in bulk industrial and bi-product inventory.

SunOpta Inc.	68	December 31, 2008 – 10-K

Segment operating income in the Fruit Group declined by $22,761,000 to a loss of 18,679,000 in 2007. In addition to the decline in gross margin noted above, SG&A costs increased by $5,192,000 from 2006 levels. Approximately $1,939,000 of the increase was attributed to additional headcount, quality control resources to ensure the quality and safety of our products, travel to support integration activities and advertising and commissioning costs to support new products and programs. Incremental SG&A costs associated with acquisitions were $2,212,000 and corporate cost allocations increased by $469,000. Approximately $572,000 of the cost increase is due to provisions recorded against supplier advances where suppliers have defaulted on repayment terms. The losses above were further augmented by higher foreign exchange losses of $340,000.

SunOpta International Sourcing and Trading Group

	Dec 31, 2007	Dec 31, 2006	Change	Change
	$	$	$	%
Revenue	53,039,000	41,096,000	11,943,000	29.1%
Gross Margin	8,650,000	7,266,000	1,384,000	19.0%
Gross Margin %	16.3%	17.7%		(1.4%	)

Segment Operating Income (Loss)	997,000	2,319,000	(1,322,000)	(57.0%	)
Segment Operating Income (Loss) %	1.9%	5.6%		(3.7%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

Effective July 1, 2008, we re-aligned our segment reporting within the SunOpta Food Group to combine its trading and sourcing operations into a new segment. The SunOpta International Sourcing and Trading Group is comprised of SunOpta Global Organic Ingredients (SGOI) and TOC.

The SunOpta International Sourcing and Trading Group contributed revenues of $53,039,000 in 2007 compared to $41,096,000 in 2006, an $11,943,000, or 29.1%, increase. The entire increase was attributable to internal growth primarily due to gains in bulk organic industrial products and private label retail sales.

Gross margins in the SunOpta International Sourcing and Trading Group increased by $1,384,000 to $8,650,000 in 2007 compared to $7,266,000 in 2006. The increase was mainly due to higher sales volumes offset by a decline in the gross margin rate of 1.4% to 16.3% in 2007 mainly due to higher raw material, storage and freight costs not passed onto customers.

Segment operating income decreased by $1,322,000 to $997,000 over 2006, a decrease of 57.0% . The decrease in operating income reflected the favourable gross margin variance of $1,384,000 noted above offset by higher SG&A costs of $2,706,000. Increased bad debts relating to two specific customers in 2007 accounted for $1,183,000 of the SG&A increase. Increased headcount and variable SG&A related to expanded business operations contributed $989,000 in incremental SG&A. The remaining unfavourable SG&A variance of $534,000 was associated with higher corporate cost allocations.

SunOpta Distribution Group

	Dec 31, 2007	Dec 31, 2006	Change	Change
	$	$	$	%
Revenue	220,270,000	137,732,000	82,538,000	59.9%
Gross Margin	61,020,000	36,024,000	24,996,000	69.4%
Gross Margin %	27.7%	26.2%		1.5%

Segment Operating Income	9,443,000	5,877,000	3,566,000	60.7%
Segment Operating Income %	4.3%	4.3%		0.0%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

SunOpta Inc.	69	December 31, 2008 – 10-K

The SunOpta Distribution Group contributed revenues of $220,270,000 in 2007, an increase of $82,538,000, or 59.9%, over 2006. Internal growth within the group was 12.6% . The acquisitions of Purity Life, Quest Vitamins, Aux Mille et une Saisons and Neo-Nutritionals, Inc. resulted in increased revenues of $67,070,000 over 2006. In addition, revenues were favourably impacted by an increase in natural and organic grocery sales of $16,747,000 due to strong sales in western Canada and an increase in natural and organic product lines in eastern Canada. These increases were offset by the rationalization of certain produce customers and operations totaling $1,279,000, primarily in eastern Canada and Quebec.

Gross margin in the Distribution Group increased by $24,996,000 in 2007 to $61,020,000, or 27.7% of revenues. As a percentage of revenues, gross margin increased by 1.5% due mainly to higher margins associated with full year results and internal growth for the acquisitions noted above whose businesses generally return higher margins, efficiency improvements in natural and organic groceries, and very strong margin rates in the western produce business that more than offset the losses due to rationalization within the eastern business.

Combined SG&A and warehousing and distribution costs (W&D) increased by $21,918,000 to $52,072,000 compared to 2006. As a percentage of revenues, these expenses increased to 23.6% versus 21.9% in 2006, primarily due to higher SG&A (offset by higher gross margins) associated with Purity Life’s branded business. Acquisition related SG&A and W&D increases totaled $18,215,000, or 25.9% of revenue generated by the acquisitions, reflecting higher marketing and promotion expenses inherent to company-owned product lines. The remaining increase includes the allocation of incremental corporate costs totaling $1,338,000 and other SG&A increases of $2,913,000 primarily related to increases in volume of natural and organic grocery sales; partly offset by costs savings relating to the rationalization of produce customers of $548,000.

The increase in segment operating income of 60.7% to $9,443,000 reflected the acquisitions noted above plus improved earnings in existing grocery and produce businesses. The remaining positive variance of $488,000 is attributable to foreign exchange gains realized during the year.

Opta Minerals

	Dec 31, 2007	Dec 31, 2006	Change	Change
	$	$	$	%
Revenue	75,365,000	64,261,000	11,104,000	17.3%
Gross Margin	17,776,000	15,974,000	1,802,000	11.3%
Gross Margin %	23.6%	24.9%		(1.3%	)

Segment Operating Income	6,668,000	6,876,000	(208,000)	(3.0%	)
Segment Operating Income %	8.8%	10.7%		(1.9%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

Opta Minerals contributed $75,365,000, or 9.4% of our consolidated 2007 revenues, versus $64,261,000, or 10.7% of consolidated revenues, in 2006. Opta Minerals revenues increased by $3,459,000 due to the acquisition of Newco and the assets of a Quebec based processing facility in 2007. Revenues improved by a further $8,029,000 due to the full year impact of the acquisitions of Magtech and Bimac that occurred in 2006. These increases were offset by net revenue declines in the legacy operations of $384,000. Strong abrasive sales in the U.S. were offset by declines in demand for product in the Canadian foundry and abrasives business and a decline in demand from the US steel industry.

Gross margins were $17,776,000, or 23.6% of revenues, in 2007 versus $15,974,000, or 24.9% of revenues, in 2006. The increase in margin dollars was mainly attributable to the acquisition of Newco and the full year impact of the 2006 acquisitions. Margin rates were unfavourably impacted by the weakness in foundry and abrasive products in the Canadian operations and a decline in demand for toll processing services to large American steel manufacturers. Price increases and plant efficiencies helped to minimize this decline.

SunOpta Inc.	70	December 31, 2008 – 10-K

The decrease in segment operating income of $208,000 to $6,668,000 reflected the noted increase in gross margins of $1,802,000, offset by a net increase related to SG&A of $2,010,000. The increase in SG&A was due primarily to incremental SG&A costs of $876,000 added as a result of the acquisitions made in 2006 and 2007, as well as $499,000 in amortization of intangible assets relating to these acquisitions. The remaining net increase of $635,000 was primarily related to a bad debt write-off of $102,000, the impact of the appreciation of the Canadian dollar versus the U.S. dollar as a significant portion of SG&A costs are denominated in Canadian dollars, and general increases in other costs.

SunOpta BioProcess

	Dec 31, 2007		Dec 31, 2006		Change	Change
	$		$		$	%
Revenue	1,839,000		3,312,000		(1,473,000)	(44.5%	)
Gross Margin	(1,118,000)		876,000		(1,994,000)	(227.6%	)
Gross Margin %	(60.8%	)	26.4%			(87.2%	)

Segment Operating Income (Loss)	(5,985,000)		(138,000)		(5,847,000)	4237.0%
Segment Operating Income %	(325.4%	)	(4.2%	)		(321.2%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

SunOpta BioProcess revenues were $1,839,000 in 2007 versus $3,312,000 in 2006. Revenues were derived from equipment supply and engineering service contracts for the production of cellulosic ethanol.

Gross margin in SunOpta BioProcess was negative $1,118,000 in 2007 compared to positive $876,000 in 2006. The negative margin in the current year reflected the cumulative impact of revisions to the expected costs to complete a key contract, European certification costs in order to comply with European engineering standards which were not reimbursable, and reserves taken against capitalized project costs due to difficulties in collecting for services and equipment provided to a customer under the terms of an existing equipment supply contract.

Selling, general and administrative expenses for SunOpta BioProcess increased by $4,148,000 in 2007 compared to 2006. In the fourth quarter of 2007, we determined that, due to uncertainty of collection and contractual disputes, it was necessary to record a provision in the amount of $2,640,000 against amounts owing under a contract for a cellulosic ethanol demonstration facility. Approximately $1,090,000 of the SG&A increase was due to additional personnel brought on to support increased activity within the SunOpta BioProcess group. Other SG&A costs mainly relating to travel and professional fees increased by $277,000. The remaining unfavourable SG&A variance of $141,000 relates to additional corporate cost allocations.

The decrease in segment operating income of $5,847,000 reflects the margin and SG&A variances noted above, offset by a $295,000 increase in foreign exchange gains in 2007.

SunOpta Corporate Services

	Dec 31, 2007	Dec 31, 2006	Change	Change
	$	$	$	%
Segment Operating Income (Loss)	(7,369,000)	(6,447,000)	(922,000)	14.3%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”). Segment operating income % is calculated as segment operating income divided by segment revenues.)

Selling, general and administrative expenses for SunOpta Corporate Services increased $1,004,000 in 2007. Of this increase, approximately $3,862,000 was primarily related to financing, professional fees and business development activities plus additions to information technology services and additional Oracle consulting fees. An increase of $2,404,000 in SG&A costs was due to additional personnel brought on to support the expanded corporate support functions in the areas of shared administrative services, operations, logistics and human resources.

SunOpta Inc.	71	December 31, 2008 – 10-K

These cost increases were offset by higher corporate cost allocations of $5,262,000 to various operating groups. Management fees were allocated in the same manner as previously described for 2008 corporate costs. Offsetting the SG&A cost increases and higher management fee allocations were increased foreign exchange gains of $82,000.

Liquidity and Capital Resources

We obtain our short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At December 31, 2008, we have availability under certain lines of credit of approximately $55,942,000 (2007 – $37,967,000). Revolving acquisition lines are also available to SunOpta and to Opta Minerals with availability at December 31, 2008 of up to $4,400,000 (2007 - $10,500,000) and $4,585,000 (2007 - $9,695,000) respectively.

As part of our credit agreement with a syndicate of lenders, we are required to maintain compliance with certain financial ratios. As a result of the inventory adjustments in the SunOpta Fruit Group for the year ended December 31, 2007, we were not in compliance with these covenants at December 31, 2007 and March 31, 2008. We received a waiver to these covenants at December 31, 2007 and March 31, 2008 which allowed us to be in compliance, and notification that previously filed covenants for the first, second and third quarters of 2007 did not need to be recalculated.

In addition to the waivers above, we amended our credit facilities to adjust certain financial covenant ratio calculations and ratio targets providing revised financial covenants for June, September and December 2008 and March 2009. Compliance with these covenants is dependent on our achieving forecasts because the covenants are calculated based on trailing twelve month earnings before interest, taxes, depreciation and amortization of our companies that are financed with the lending syndicate, compared to the total debt of those companies. We were in compliance for the periods ended June 30, September 30, and December 31, 2008. We currently believe that further waivers will not be required and that these covenants will be met based on achieving forecasts. Failure to meet these or other covenants could result in the acceleration of the debt amounting to $61,800,000 and allow lenders to exercise their security rights and would require the debt to be classified as current, unless additional waivers are granted which are at the discretion of the lender.

We obtain long term financing through a credit agreement with a syndicate of lenders. We may expand this credit agreement or obtain additional long term financing for internal expansion uses, acquisitions or other strategic purposes as required. Under the credit agreement, we are required to maintain compliance with certain covenants that are calculated on a quarterly basis. We are currently in compliance with these covenants after receiving the above noted amendments and waivers. Our operating lines of credit also are up for renewal on June 29, 2009. There is no certainty that these lines of credit will be renewed at the same amounts or the same rates given the current banking environment.

We have the following sources from which we can fund our operating 2009 cash requirements:

o	Cash and cash equivalents (refer to note 21 of the consolidated financial statements).
o	Available operating lines of credit.
o	Cash flows generated from operating activities.
o	Cash flows generated from exercise of options which may be in-the-money during the year.
o	Additional long term financing.
o	Sale of non-core divisions, or assets.

To finance significant acquisitions, we may need additional sources of cash which may be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the divestiture of various non-core divisions or assets (based on market conditions).

SunOpta Inc.	72	December 31, 2008 – 10-K

Included in cash and cash equivalents is $22,077,000 (2007 - $26,556,000) of cash relating to SunOpta BioProcess that was raised as a result of the preferred share issuance. These funds are specific to SunOpta BioProcess and can only be used by SunOpta BioProcess, which will use these funds for working capital purposes, continued development of biomass conversion technologies and to build and operate commercial scale facilities for the conversion of cellulosic biomass to ethanol. The cash balance on hand is funding losses since the preferred share issuance as well as potential future losses of SunOpta BioProcess. Also included in cash and cash equivalents are funds of $1,377,000 (2007 - $2,336,000) that are specific to Opta Minerals. These funds cannot be used for general corporate purposes and can only be used within these entities.

We intend to maintain a target long term debt to equity ratio of approximately 0.60 to 1.00 versus the current position at December 31, 2008 of approximately 0.49 to 1.00.

Cash flows – 2008 compared to 2007

Net cash and cash equivalents decreased $5,547,000 during 2008 (2007 – increased by $29,348,000) to $24,755,000 as at December 31, 2008 (2007 - $30,302,000). Overall, the decrease in cash and cash equivalents was primarily the result of repayments of line of credit facilities, long-term debt and current year purchases of property, plant and equipment, offset by cash provided by a reduction in working capital levels from the prior year.

Operating activities generated cash of $33,685,000 in 2008, an improvement of $68,762,000 as compared to a use of cash of $35,077,000 in 2007. The majority of the improvement in cash provided by operating activities was due to a $60,756,000 reduction in cash used to fund working capital. Of the total decrease in cash used to fund working capital, $46,451,000 was the result of a reduction in inventories, consistent with our 2008 objective of reducing inventory levels across all operating segments. Specifically, we lowered production volumes and undertook efforts to sell through a large portion of inventory that existed at December 31, 2007 within the Fruit Specialties division. Additionally, a decrease in accounts receivable, year over year generated $11,897,000 of cash flows, as days sales outstanding (DSO) decreased from 36.6 days at December 31, 2007 to 31.6 days at December 31, 2008, due to increased collection efforts. In addition to the increase in cash flow due to working capital reductions was a $8,006,000 increase to items not affecting cash, due mainly to higher goodwill impairment charges of $9,158,000, an increase in the non-cash impact that amortization and changes to deferred tax balances, offset by a decrease in earnings of $11,343,000.

Investing activities used $15,732,000 of cash in 2008, compared to a use of $56,259,000 in 2007. This $40,527,000 improvement in cash flows was due in part to a decrease in cash used to acquire companies of $16,052,000. We completed two acquisitions in 2008, versus four in 2007. Purchases of property, plant and equipment decreased by $20,036,000 in 2008 compared to 2007 as a result of a curtailment of capital spending to baseline maintenance levels, as well as the completion of the bar forming capital project in our healthy fruit snacks operation in early 2008. In addition, purchase of patents, trademarks and other intangible assets decreased by $1,132,000; as $1,200,000 incurred to acquire a tradename in 2007 was not incurred in 2008. The Company generated cash of $2,005,000 the majority of which related to insurance proceeds of $1,947,000 in the Grains and Foods Group related to fires that occurred in late 2007 and early 2008.

Financing activities used cash of $22,898,000 in 2008, compared to $120,187,000 of cash provided in 2007. In 2007, we generated cash of $51,882,000 net of costs as a result of an equity offering in February 2007, and $27,954,000 in cash was raised in June 2007 as a result of the preference shares issued by SunOpta BioProcess. No such private or public offerings took place during 2008. Additionally, in 2007, we borrowed $18,011,000 on our line of credit facilities to fund working capital increases mainly in the Fruit Specialties division and the Grains and Foods Groups. In 2008, we paid down the line of credit facilities by $24,584,000 (net of the line of credit facilities acquired as part of the TOC acquisition. In 2008 long-term debt increased by $333,000 compared to borrowings of $12,089,000 in 2007.

Cash flows – 2007 compared to 2006

Net cash and cash equivalents increased $29,348,000 during 2007 (2006 – decreased $4,501,000) to $30,302,000 as at December 31, 2007 (2006 - $954,000). Overall, the increase in cash and cash equivalents represented the proceeds generated by an equity issuance by SunOpta and the proceeds from the SunOpta BioProcess preferred share private placement of $27,954,000, offset by the use of cash for working capital purposes of $47,387,000, capital expenditures of $29,686,000 and acquisitions.

SunOpta Inc.	73	December 31, 2008 – 10-K

Operating activities used cash of $35,077,000 in 2007, compared to being a source of cash of $9,504,000 in 2006. A decrease in earnings of $10,552,000 was a contributing factor to the use of cash in 2007 compared to 2006, as well as an increase in cash used in working capital. With respect to working capital, the largest use of cash in 2007 compared to 2006 was for inventory. The California Berry Operations pursued an aggressive purchasing strategy during 2007 to increase inventory levels as part of a growth strategy. However, there was an abundant supply of inventory in the market in the last half of 2007 which resulted in an increased amount of inventory on hand at December 31, 2007. In addition to the inventory at California Berry Operations, the SunOpta Grains and Foods Group held approximately $21,000,000 of inventory at December 31, 2007 compared to approximately $8,000,000 at December 31, 2006. The increase in commodity prices throughout 2007, as well as quantities on hand to service the 35% increase in sales in 2007 over 2006 also contributed to usage of cash for inventory. The other significant use of cash from 2006 to 2007 was in accounts receivable. Over the same period, consolidated sales increased by $206,468,000 or approximately 35%, while total accounts receivable increased by $14,130,000 or approximately 19%. The use of cash was disproportionate to the increase in accounts receivable due to the decrease in days’ sales outstanding from 40.0 days at December 31, 2006 to 36.6 days at December 31, 2007, which reflected improved collection efforts. Partially offsetting the usage of cash for inventory and accounts receivable was a source of cash of $9,302,000 due to an increase in accounts payable and accrued liabilities. The increase in payables was less than the increase in inventory, as the crops purchased in the fourth quarter have short payment terms, and increased inventory levels at year end.

Cash used in investing activities in 2007 was $56,259,000 compared to $41,752,000 in 2006. Similar to 2006, the primary uses of cash were to fund acquisitions ($21,319,000 in 2007 compared to $33,188,000 in 2006), and the purchase of property, plant and equipment ($29,686,000 in 2007 compared to $10,911,000 in 2006). We acquired four business in 2007 compared to six in 2006, the details of which are disclosed in note 2 of the notes to consolidated financial statements contained elsewhere herein. Purchases of property, plant and equipment were higher than in 2007, primarily in the Fruit Group and the Distribution Group. The increase in the Fruit Group was the result of bar-forming equipment within our healthy fruit snack business, in order to produce the healthy fruit snacks. Increases in the Distribution Group were the result of the construction of a warehousing facility in Western Canada, which merged three former distribution facilities under a single roof. The remaining use of cash in 2007 included $1,805,000 for patents, trademarks and other intangible assets, of which $1,200,000 was for the Herbon trade name, and $1,076,000 relating to advances to a supplier to assist with and secure product from the 2007 harvest season.

Cash provided from financing activities in 2007 was $120,187,000, compared to $27,616,000 in 2006. The $92,571,000 increase over 2006 was the result of an equity offering of 5,175,000 common shares that occurred in February 2007 which generated $51,882,000, and private placement of preferred shares by SunOpta BioProcess Inc. which contributed $27,954,000 of cash. Included with the preferred shares issued by SunOpta BioProcess Inc. were warrants to purchase common shares of SunOpta, which occurred in the fourth quarter of 2007, resulting in $7,501,000 of cash proceeds. Net borrowings of long-term debt increased from $10,839,000 to $12,089,000 in 2007, while short term borrowings under line of credit facilities contributed additional cash of $5,345,000 in 2007. These short-term borrowings, along with $9,500,000 on our revolving acquisition facility, were used to fund acquisitions that occurred during the year.

Business and Financial Outlook

The purpose of the following Business and Financial Outlook is to provide shareholders, prospective investors and other readers of this Form 10-K with management's current plans and expectations with respect to currently anticipated revenues, net earnings, future financial results from the operations of the Company for the period ending December 31, 2009. This Business and Financial Outlook has been prepared for this purpose only and readers are cautioned that it may not be appropriate for any other purpose. Readers are also cautioned that the Business and Financial Outlook is subject to the assumptions, risks and uncertainties discussed below and elsewhere in this Form 10-K, that actual results may vary from those presented and therefore they should not place undue reliance on it. This Business and Financial Outlook has been approved by management on, and reflect the Company’s expectations and judgments based on circumstances existing as of, February 27, 2009. The Company disclaims any intention or obligation to update or revise this Business and Financial Outlook, whether as a result of new information, future events or otherwise, except as required by law.

SunOpta Inc.	74	December 31, 2008 – 10-K

Management believes that consumer demand for high quality natural and organic food has grown rapidly over the past decade as global awareness of the benefits of healthy eating continues to proliferate. The global market for organic foods is currently estimated by management to be in excess of $37 billion with historical growth rates between 10% and 20% depending on product line and country. While growth rates are expected to slow during the current economic downturn the long term trends for growth remain in place. While a large number of companies compete within specific segments of the market, we believe there are relatively few companies as well positioned as SunOpta to take advantage of this rapidly growing market. We believe that our vertically integrated seed to table business model built over the past nine years has positioned SunOpta as a global leader in the natural and organic foods and natural health products markets.

For 2009 we expect to realize revenue and unit growth compared to 2008, resulting from new product offerings, new and expanding customer relationships and expanded processing capabilities including our new soy processing and packaging operation in Modesto, California which is expected to be operational late in the second quarter of 2009. The incremental revenues are expected to be offset somewhat by reduced Canadian and European revenues resulting from the decline in these currencies as compared to the U.S. dollar and a decline in certain commodity prices which are ultimately reflected in selling prices. We believe that customers will continue to focus on health conscious natural, organic and specialty foods and natural health products during these turbulent economic times and feels SunOpta is well positioned to meet the needs of these growing markets.

We expect that net earnings for 2009 will improve versus 2008 as a result of improved volumes, pricing and product mix, plus the impact of capacity expansion, cost reduction and rationalization initiatives, many of which have now been implemented, fixed cost leverage and the avoidance of certain professional fees and severance costs incurred in 2008 which are not expected to reoccur in 2009. Our primary focus for 2009 remains the improvement of operating margins and returns on assets employed.

As a direct result of the current uncertain and rapidly changing world-wide macroeconomic conditions, we have decided to take a cautious and responsible approach with regards to providing guidance, and in doing so, will not provide specific revenue and net earnings guidance at this time.

Recent events are expected to delay, but not cease, our acquisition-based growth strategy. Increased focus on margin improvement, improved internal controls and centralization of key services were key initiatives in 2008 and continue in 2009. Management will continue to be heavily focused on executing working capital reductions, which is expected to increase available cash resources and alleviate some of the interest burden we incur on its existing debt facilities. In 2008, management added key experienced operational personnel in both the SunOpta Fruit Group and at the corporate level to help drive these initiatives. Our overall strategy remains intact and the goal of profitable growth through an effective balance of internal growth and acquisitions in support of its vertically integrated seed to table strategy has not changed. We continue to look for ways to improve the strategic synergies across our Food Group operations, vertically integrating wherever possible. Initiatives to improve the productivity of the operations include product rationalization, plant and warehouse rationalization programs, continued training and development of employees, consolidated procurement, supply chain and internal services programs and consolidated information and accounting systems to provide better analysis and timely decision-making. A more fulsome discussion of key strategies is included in Item 1 of this report.

Maintaining liquidity and having available sources of cash will be imperative to continue our growth. At December 31, 2008 we had $24,755,000 in cash, of which $22,007,000 may only be used within SunOpta BioProcess and $1,365,000 within Opta Minerals Inc. We also had approximately $55,492,000 in unused bank lines for a total of $58,240,000 in cash and borrowings available. SunOpta, including Opta Minerals, also has unused revolving acquisition lines totaling approximately $8,985,000. Our remaining cash and unused lines plus cash generated from operations are sufficient to finance capital maintenance estimated at $10,000,000 to $12,000,000, annual debt service of $12,174,000 and payment of the remaining current portion of long-term liabilities of $1,362,000. Additional sources of cash could be obtained through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or through a divestiture.

Off – Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

SunOpta Inc.	75	December 31, 2008 – 10-K

Contractual Obligations

The table(a) below sets out our obligation under long-term debt, operating and capital leases including interest costs, commitments to purchase grains, commodity and foreign exchange derivative contracts and long term liabilities, at December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total

Long term debt & capital leases	12,174,000	82,758,000	2,613,000	2,555,000	2,347,000	9,080,000	111,527,000
Grain purchase commitments	49,560,000	1,945,000	-	-	-	-	51,505,000
Operating leases	5,519,000	4,728,000	3,724,000	2,484,000	2,345,000	3,004,000	21,804,000
Interest on long-term debt (b)	7,679,000	822,000	690,000	561,000	446,000	646,000	10,844,000
Commodity & foreign exchange contracts	6,971,000	374,000	-	-	-	-	7,345,000
Long-term liabilities	1,362,000	5,017,000	-	-	-	-	6,379,000
Interest rate Swap	-	-	-	1,984,000	-	-	1,984,000
Total	83,265,000	95,644,000	7,027,000	7,584,000	5,138,000	12,730,000	211,388,000

(a)

This table does not include certain contingent consideration related to acquisitions that may become payable if predetermined profit targets are achieved. Also, in the event that a qualified initial public offering does not occur by June 7, 2014, the preferred shares issued in conjunction with the SunOpta BioProcess private placement would represent a liability to BioProcess Inc. of $30,000,000 at that time.

(b)	Interest is calculated based on scheduled repayments over the periods as indicated, using existing interest rates at December 31, 2008 as disclosed in note 9 to the consolidated financial statements.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, we may invest excess cash in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported on the consolidated statements of operations and comprehensive (loss) income. As at December 31, 2008 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer term debts are subject to greater interest rate risk than shorter term securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at December 31, 2008, the weighted average interest rate of the fixed rate term debt was 7.4% (2007 – 6.0%) and $87,481,000 (2007 - $77,324,000) of our outstanding term debt is at fixed interest rates. At December 31, 2008, variable rate term debt of $24,046,000 (2007 - $21,390,000) carried a weighted average interest rate of 4.7% (2007 – 6.5%) . We look at various factors to determine the percentage of debt to hold at fixed rates, including the interest rate spread between variable and fixed (swap rates), our view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and our ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates our after tax earnings would increase (decrease) by approximately $147,000 (2007 – $130,000).

Opta Minerals entered into a cash flow hedge in 2007. At inception, the fair value of the cash flow hedge was determined to be a loss of $254,000 using mark-to-market valuations which required an immediate expense of the ineffective portion. The cash flow hedge entered into exchanged a notional amount of Cdn $17,200,000 (US - $14,122,000) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The fair value of the hedging derivative is estimated based on the standard swap valuation methodology. The estimated fair value of the interest rate swap at December 31, 2008 was a loss of $1,984,000, resulting in a $1,084,000 (2007 - $539,000) loss for the period, net of tax.

SunOpta Inc.	76	December 31, 2008 – 10-K

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the U.S. dollar is also our reporting currency. The functional currency of all operations located in Canada is the Canadian dollar except for SunOpta BioProcess and Opta Minerals, where the functional currency is the U.S. dollar. The functional currency of all operations located in Europe is the Euro except for Opta Minerals where the functional currency is the U.S. dollar. For these operations, all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the consolidated statements of operations and comprehensive (loss) income while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in Accumulated Other Comprehensive Income within Shareholders' Equity. The functional currency of the corporate head office is the U.S. dollar. For the Corporate office transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange on the consolidated statements of operations and comprehensive (loss) income.

We are exposed to foreign exchange rate fluctuations as the financial results of SunOpta and its Canadian and European subsidiaries are translated into U.S. dollars on consolidation. During 2008, the Canadian dollar depreciated significantly against the U.S. dollar with closing rates moving from Cdn $0.9913 at December 31, 2007 to Cdn $1.2180 at December 31, 2008 for each U.S. dollar. During 2008, the Euro depreciated against the U.S. dollar with closing rates moving from $1.4602 at December 31, 2007 to $1.3951 at December 31, 2008 for each Euro. During 2008, we had an increase of Cdn $14,718,000 (2007 - $3,867,000) in net Canadian assets and an increase of €3,305,000 in net Euro based assets due to the acquisition of TOC on April 2, 2008. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar or Euro with all other variables held constant would result in an increase (decrease) in the fair value of our net assets by $8,679,000 (2007 - $9,014,000) for a Canadian dollar exchange movement and $2,060,000 (2007 - $nil) for a Euro exchange movement.

U.S. based Food Group operations have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. The Canadian based subsidiaries have significant transaction exposure as their sales are predominantly in Canadian dollars while a substantial portion of their purchases are in U.S dollars. The European operations are also exposed to various currencies as they purchase product from a wide variety of countries in several currencies and primarily sell into the European market.

We enter into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at December 31, 2008 resulting in a loss of $2,534,000 (2007 - $nil); which is included in foreign exchange on the consolidated statements of operations and comprehensive (loss) income. In 2008, we began taking a more active role in an attempt to reduce exposure to foreign currency exchange rates by entering into forward foreign exchange contracts. The contracts entered into are primarily Canadian dollars and U.S. dollars as well as U.S. dollars and Euros. The net effect of all exchange based transactions including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions including the translation gains and losses related to our Corporate net monetary assets are recorded in foreign exchange on our consolidated statements of operations and comprehensive (loss) income. For the year ended December 31, 2008, we recorded a gain of $4,835,000 (2007 – $539,000)

Commodity risk

The Food Group enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to our assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose us to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. We manage risk by entering into purchase contracts with pre-approved producers.

SunOpta Inc.	77	December 31, 2008 – 10-K

We have a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market as they do not qualify as hedges for accounting purposes. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At December 31, 2008 we owned 195,219 (2007 – 696,327) bushels of corn with a weighted average price of $3.91 (2007 - $4.20) and 387,531 (2007 – 784,475) bushels of soy beans with a weighted average price of $11.28 (2007 - $11.78) . At December 31, 2008, we had a net long position on soy beans of 28,465 (2007 – 150,873) and a net long/ (short) position on corn of (38,602) (2007 – 416,293) bushels. An increase (decrease) in the commodity prices of either soy and corn of 10% would result in an increase/decrease in carrying value of these commodities by $17,000 (2007 - $350,000). There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, SunOpta BioProcess or related to corporate office activities.

Item 8. Financial Statements and Supplementary Data

Financial statements are set forth on pages F-1 through F-59 of this Report and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that as of December 31, 2008 our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the framework set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we determined that as of December 31, 2008, our internal control over financial reporting is effective.

We have excluded from our evaluation The Organics Corporation, which we acquired in April 2008, and MCP Mg-Serbien SAS, which we acquired in July 2008. These entities represented 10.2% of consolidated total assets, 10.6% of consolidated revenues and 13.3% of consolidated net loss of SunOpta Inc. as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

SunOpta Inc.	78	December 31, 2008 – 10-K

Remediation of Material Weaknesses Completed in 2008

In our annual report on Form 10-K for the period ended December 31, 2007, we reported material weaknesses in our internal control over financial reporting as follows.

  We did not maintain an effective control environment. Specifically, we did not: (1) maintain sufficient qualified accounting personnel to ensure GAAP was properly applied in the recording of transactions; (2) provide adequate review of each division’s operating results; (3) have an effective internal audit department; or (4) operate an effective whistle blower program.

  We had ineffective controls over information technology. We did not maintain effective controls over the conversion from legacy systems to new financial systems or the change in management processes of existing systems.

  We had ineffective controls over inventory costing and valuation. We did not maintain controls over the accuracy of the inventory costing and subsequent valuation of inventory in the SunOpta Fruit Group.

  We had ineffective controls over inventory held by third parties. We did not maintain effective controls over the existence, completeness and accuracy with respect to inventory of certain divisions held at third party locations.

  We had ineffective controls over period-end reporting. We did not maintain effective controls over the period-end process including review of business unit results, appropriate review of documentation supporting manual journal entries, estimates of percentage completion of certain contracts and tax provision process at the corporate office, including note disclosures.

  We had ineffective controls over the application of GAAP. We did not maintain effective controls to ensure that certain financial transactions were appropriately accounted for in accordance with GAAP.

With oversight from our Audit Committee, CEO and CFO, we implemented, during the third and fourth quarters of 2008, significant remedial measures, including the following:

•	We enhanced our overall control environment as follows:
	•	Improved the skill sets of the division unit finance teams, most notably in SunOpta Fruit Group.
	•	Improved corporate oversight with each of the following actions:
		•	Hired a Chief Operating Officer (effective May 2008) with extensive operations and risk management experience who is a member of the Senior Management Committee.
•

Changed reporting accountability of the division unit Vice Presidents of Finance. Each Vice President of Finance (with the exception of one division that is not wholly- owned) now reports directly to the CFO with secondary accountability to the Group Presidents.

		•	Implemented enhanced review procedures by corporate personnel of Operating Groups accounts and supporting documentation
		•	Enhanced accounting policies and procedures and communicated these throughout the organization.
	•	Restructured the internal audit function as follows:
•

Hired a VP Risk Management and Internal Audit effective July 2008 who reports directly to the Chair of Audit Committee (with secondary accountability to the CEO) and who is a member of the Senior Management Committee.

		•	Enhanced the skill set and capacity of the internal audit team with the hiring of seasoned audit professionals.
		•	Improved the internal audit team’s methodology, testing procedures and reporting.
	•	Re-communicated the key Human Resource policies including the code of conduct and our whistleblower program.

•	Enhanced controls over information technology as follows:
	•	There have been no new companies transitioned to Oracle in 2008 as we focused on additional training and improved reporting capabilities.

SunOpta Inc.	79	December 31, 2008 – 10-K

•

Developed practice whereby for all future acquisitions, the Board and Senior Management Committee will be engaged in the formal analyses of the cost/benefit of conversion to Oracle as part of a clearly defined integration strategy.

•	Enhanced controls over inventory costing and valuation as follows:
	•	Refreshed and communicated minimum policy requirements regarding inventory costing and valuation.
	•	Improved identification, review and accounting for purchase price, production costing and acquisition cost variances.
	•	Enhanced corporate finance personnel involvement and internal audit oversight around costing of inventory.

•	Enhanced controls over inventory held by third parties as follows:
	•	Reconciliations are now being completed and reviewed by Corporate Finance on a rotational basis.
	•	Refreshed and communicated minimum policy requirements regarding third party warehouse inventory count standards.

•	Enhanced controls over the period-end reporting as follows:
	•	As mentioned above, we improved overall corporate oversight over division results.
	•	Developed and continued to refine procedures for ensuring appropriate documentation and review of complex and non routine transactions.
	•	Improved our procedures in one of our subsidiaries for estimating the percentage of completion of certain contracts for purposes of revenue recognition.
	•	Consulted as appropriate, with outside accounting expertise and tax counsel on the application of accounting standards to ensure compliance with U.S. GAAP.

•	Enhanced controls over the application of GAAP as follows:
	•	As noted above there was enhanced oversight by corporate personnel over Group finance and improved procedures and review over complex and non routine transactions.
	•	Engaged outside accounting expertise for purchase accounting on acquisitions during the year.

Our Board of Directors reconsidered the recommendations of the Audit Committee to transition Steve Bromley, our chief executive officer, from his position. John Dietrich, our chief financial officer, will transition to a new role at the SunOpta during the first half of 2009, and Eric Davis will be our Vice President and Chief Financial Officer effective March 16, 2009.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes in our internal control over financial reporting in the fiscal quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation efforts discussed above were completed before the end of the last fiscal quarter.

SunOpta Inc.	80	December 31, 2008 – 10-K

Report of Independent Registered Chartered Accountants

The Board of Directors and Shareholders SunOpta Inc.:

We have audited the internal control over financial reporting of SunOpta Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Annual Report on Internal Control Over Financial Reporting”, management excluded from its assessment the internal control over financial reporting at The Organics Corporation (“TOC”), which was acquired on April 2, 2008, and MCP Mg-Serbien SAS (“MCP”), which was acquired on July 9, 2008 and whose financial statements collectively constitute 10.2% of consolidated total assets, 10.6% of consolidated revenues and 13.3% of consolidated net loss of the Company as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at both TOC and MCP. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 10, 2009 expressed an unqualified opinion on those financial statements.

"Deloitte & Touche LLP"
Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 10, 2009

SunOpta Inc.	81	December 31, 2008 – 10-K

Item 9B. Other Information - None

Item 10. Directors, Executive Officers and Corporate Governance

(a)            Directors

The information with respect to directors required by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2009 (the “2009 Proxy Statement”).

(b)           Executive Officers

The following table lists our executive officers [and other significant officers] as of December 31, 2008.

Name Directors:	Position with Company
Steven Bromley	Director, President and Chief Executive Officer, SunOpta Inc.
Allan Routh	Director, SunOpta Inc. and President of the SunOpta Grains & Foods Group
Tony Tavares	Vice President and Chief Operating Officer, SunOpta Inc.
John Dietrich	Vice President and Chief Financial Officer, SunOpta Inc.
Arthur McEvily	Vice President, Innovation and Technology, SunOpta Inc. and Executive
Vice President and Chief Operating Officer of SunOpta BioProcess

Steven Bromley serves as President, Chief Executive Officer and a Director of SunOpta. Mr. Bromley joined SunOpta in June 2001 and has served in a number of key operating and financial roles since that time. Mr. Bromley served as Executive Vice President and Chief Financial Officer through September 2003 until his appointment as Chief Operating Officer. In addition to his role of Chief Operating Officer, Mr. Bromley was appointed President by the Board of Directors in January 2005 and subsequently as Director and Chief Executive Officer in February 2007. Prior to joining SunOpta, Mr. Bromley spent over 13 years in the Canadian dairy industry in a wide range of financial and operational roles with both Natrel Inc. and Ault Foods Limited. From 1977 to 1999 he served on the Board of Directors of Natrel Inc. Mr. Bromley is a Director of all of our subsidiaries, and in July 2004, Mr. Bromley was elected to the Board of Directors of Opta Minerals (TSX: OPM). Mr. Bromley was appointed to the Board of Directors of SunOpta on January 26, 2007.

Allan Routh was elected to the Board of Directors in September 1999. Mr. Routh is President of our Grains and Foods Group and prior to March 2003 was President and Chief Executive Officer of the SunRich Food Group, Inc., a wholly-owned subsidiary of SunOpta. Mr. Routh has been involved in the soy industry and soy industry organizations since 1984. He is also a Director of other private companies. In the past 5 years, Mr. Routh has not served on any other reporting issuers’ Board of Directors.

Tony Tavares serves as Vice President and Chief Operating Officer of SunOpta. Mr. Tavares joined SunOpta in June 2008 and brings over 20 years of food industry experience to this role. Prior to joining SunOpta, Mr. Tavares was Chief Executive Officer of Maple Lodge Farms Inc., and has also held a number of senior positions in the Canadian food industry including President of Maple Leaf Poultry, a division of Maple Leaf Foods, and President of Tyson Canada. Mr. Tavares served on the Board of Directors of Opta Minerals Inc. (TSX: OPM) from June 2005 through June 2007. Mr. Tavares has not served on any other reporting issuers’ Board of Directors.

John Dietrich serves as Vice President and Chief Financial Officer. Mr. Dietrich joined SunOpta in 2002 as Vice President and Treasurer and served in this role until his appointment as Vice President and Chief Financial Officer in September 2003. From January 1995 until September 2001, Mr. Dietrich held finance roles at Natrel, Inc. as Director of Business Development, Paragaon Trade Brands (Canada) Inc. as Director of Finance and VP of Finance at Bridge2market Inc. Mr. Dietrich is a Chartered Accountant and Chartered Financial Analyst. Mr. Dietrich will transition from his role as Chief Financial Officer and is expected to remain with SunOpta in a new capacity by the end of the second quarter of 2009. Mr. Dietrich has not served on any other reporting issuer’s Board of Directors.

SunOpta Inc.	82	December 31, 2008 – 10-K

Arthur McEvily serves as Vice President, Innovation and Technology and Executive Vice President and Chief Operating Officer with SunOpta BioProcess. Dr. McEvily was President of the SunOpta Ingredients Group from April 2003 to December 2007 at which point he was appointed Vice President, Innovation and Technology of SunOpta Inc., and Executive Vice President and COO of SunOpta BioProcess Inc. Prior to this appointment as Vice President, Innovation and Technology, he held the position of President and Chief Executive Officer of Opta Food Ingredients, Inc. which he obtained in February 2000. During his tenure with Opta Food Ingredients, Inc., Dr. McEvily was named Executive Vice President in 1999, Senior Vice President, and Commercial Development in December 1997 and Vice President Applications, Technical Service and New Product Commercialization from August 1996 to December 1997. He served as Vice President Sales and Business Development from December 1993 to July 1996. Dr. McEvily serves as a Director on a number of private companies and has not served on any other reporting issuer’s Board of Directors.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information setting forth the security ownership of certain beneficial owners and managers is incorporated herein by reference from the 2009 Proxy Statement.

Information regarding our equity compensation plans is included in Item 5 of this report.

Item 13. Certain Relationships and Related Transactions, Director Independence

The information required under this item is incorporated herein by reference from the 2009 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference from the 2009 Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules.

SunOpta Inc.	83	December 31, 2008 – 10-K

Exhibits

3.1	Amalgamation of Stake Technology Ltd. and 3754481 Canada Ltd. (formerly George F. Pettinos (Canada) Limited) (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 2000).

3.2	Certificate of Amendment dated October 31, 2003 to change the Company’s name from Stake Technology Ltd. to SunOpta Inc. (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003).

3.3	Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd. dated January 1, 2004 (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003).

3.4	Articles of Amalgamation of SunOpta Inc. and 6319734 Canada Inc., 4157656 Canada Inc. Kofman-Barenholtz Foods Limited dated January 1, 2005 (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2004).

3.5	Articles of Amalgamation of SunOpta Inc. and 4307623 Canada Inc., dated January 1, 2006 (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2005).

3.6	Articles of Amalgamation of SunOpta Inc. and 4208862 SunOpta Food Ingredients Canada Ltd., 4406150 Canada Inc. and 4406168 Canada Inc. dated January 1, 2007 (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2007).

3.7	Articles of Amalgamation of SunOpta Inc. and 4460596 Canada Inc. dated January 1, 2008 (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2007).

3.8	Bylaw No. 14 approved by shareholders – June 17, 1997 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31 1997).

4.1	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 7, 2007).

4.2	Registration Rights Agreement, dated June 7, 2007 among SunOpta BioProcess Inc. and Purchasers listed thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 7, 2007).

4.3	Shareholder Rights Plan, dated October 7, 2008, between SunOpta Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 10, 2008).

10.1	1998 Stock Option Plan dated December 12, 1997 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 1998).

10.2	1999 Stock Option Plan dated February 18, 1999 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 1999).

10.3	2001 Stock Option Plan dated March 13, 2001 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 2001, SEC File No. 0-9989, Exhibit 10.14).

10.4	2002 Stock Option Plan dated March 26, 2002, as amended and restated April 2007 (incorporated by reference to Form S-8 filed on July 24, 2007).

SunOpta Inc.	84	December 31, 2008 – 10-K

10.5	Employee Stock Purchase Plan dated May 7, 2003 (incorporated by reference to the proxy statement filed on May 6, 2003).

10.6	Employment Agreement dated October 1, 2001 between the Company and Mr. Jeremy Kendall (incorporated by reference to the Company’s Form 10-K/ A-3 for the year ended December 31, 2003).

10.7	Separation and general release agreement dated May 30, 2008 between the Company and Mr. Joseph Riz (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007).

10.9	Employment Agreement dated February 1, 2007 between the Company and Mr. Steven Bromley (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007).

10.10	Asset Purchase Agreement, dated June 7, 2007 by and between SunOpta BioProcess Inc. and SunOpta, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2007).

10.11	Asset Purchase Agreement, dated June 7, 2007 by and between SunOpta BioProcess Inc., SunOpta, Inc., and purchaser listed thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2007).

10.12	Fourth Amended and Restated Credit Agreement dated July 7, 2007 among SunOpta Inc. (the "Company"), certain affiliates of the Company, Bank of Montreal, as Agent and Harris Trust and Savings Bank as U.S. Security Agent and other Lenders within the lending group (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 11, 2007).

10.13	Second waiver and amending agreement dated July 11, 2008 among SunOpta Inc. (the "Company"), certain affiliates of the Company, Bank of Montreal, as Agent and Harris N.A. as U.S. Security Agent and other Lenders within the lending group (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007).

21	List of subsidiaries. **

23.1	Consent of PricewaterhouseCoopers LLP, Chartered Accountants. **

23.2	Consent of Deloitte Touche LLP, Chartered Accountants. **

24.1	Power of Attorney (included on signature page). **

SunOpta Inc.	85	December 31, 2008 – 10-K

31.1	Certification by Chief Executive Officer pursuant Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification by Chief Financial Officer pursuant Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

** Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ JOHN DIETRICH

John Dietrich
Vice President and Chief Financial Officer

Date: March 10, 2009

SunOpta Inc.	86	December 31, 2008 – 10-K

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints, jointly and severally, Steven R. Bromley and John H. Dietrich, and each of them, as the true and lawful attorney or attorneys-in-fact, with full power of substitution and resubstitution, for each of the undersigned and in the name, place and stead of each of the undersigned, to sign on behalf of each of the undersigned any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting to said attorney or attorneys-in-fact, and each of them, full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney or attorneys-in-fact or any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeremy N. Kendall Jeremy N. Kendall	Chairman and Director	March 10, 2009
/s/ Steven R. Bromley Steven R. Bromley	President, Chief Executive Officer and Director, (Principal Executive Officer)	March 10, 2009
/s/ John Dietrich John Dietrich	Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	March 10, 2009
/s/ Cyril A. Ing Cyril A. Ing	Director	March 10, 2009
/s/ Allan Routh Allan Routh	Director	March 10, 2009
/s/ Katrina Houde Katrina Houde	Director	March 10, 2009
/s/ Douglas Greene Douglas Greene	Director	March 10, 2009
/s/ Victor Hepburn Victor Hepburn	Director	March 10, 2009
/s/ Jay Amato Jay Amato	Director	March 10, 2009

SunOpta Inc.	87	December 31, 2008 – 10-K

SunOpta Inc.

Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006
(expressed in thousands of U.S. dollars)

- F1 -

Report of Independent Registered Chartered Accountants

The Board of Directors and Shareholders
SunOpta Inc.:

We have audited the accompanying consolidated balance sheet of SunOpta Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 2007 and 2006, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 17 to the consolidated financial statements, were audited by other auditors whose report dated July 17, 2008 expressed an unqualified opinion on such statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2008 consolidated financial statements present fairly, in all material respects, the financial position of SunOpta Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2007 and 2006 consolidated financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments in 2008, as discussed in Note 17 to the consolidated financial statements. Our procedures included comparing the adjustment amounts of segment revenues, earnings (loss), identifiable assets, amortization, goodwill, and expenditures on property, plant and equipment to the Company's underlying analysis and also testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2007 and 2006 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2007 and 2006 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

"Deloitte & Touche LLP"
Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 10, 2009

- F2 -

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
SunOpta Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of two years in the period ended December 31, 2007, before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments as described in Note 17, present fairly, in all material respects, the financial position of SunOpta Inc. at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America (the 2007 financial statements before the effects of the adjustments discussed in Note 17 are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the change in the composition of reportable segments as described in Note 17 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have properly applied. Those adjustments were audited by other auditors.

/s/PricewaterhouseCoopers LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Canada
July 17, 2008

- F3 -

SunOpta Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

	2008	2007	2006
	$	$	$

Revenues	1,055,173	802,494	598,026
Cost of goods sold	899,078	676,360	496,292

Gross profit	156,095	126,134	101,734

Warehousing and distribution expenses	21,040	20,899	16,114
Selling, general and administrative expenses	117,808	95,911	59,272
Intangible asset amortization	5,879	4,201	2,864
Other expenses, net (note 18)	1,003	1,187	1,147
Goodwill impairment (note 6)	10,154	996	-
Foreign exchange (gain) loss	(4,835)	(539)	186

Earnings before the following	5,046	3,479	22,151
Dilution gain (note 20)	-	693	-
Interest expense, net (note 9)	(14,281)	(8,823)	(7,021)

(Loss) earnings before income taxes	(9,235)	(4,651)	15,130
Provision for (recovery of) income taxes (note 13)	790	(6,101)	3,129

(Loss) earnings before minority interest	(10,025)	1,450	12,001
Minority interest	911	1,043	1,042

(Loss) earnings for the year	(10,936)	407	10,959

Other comprehensive (loss) income for the year	(19,352)	11,759	(933)

Comprehensive (loss) income for the year	(30,288)	12,166	10,026

(Loss) earnings per share (note 12)
Basic	(0.17)	0.01	0.19
Diluted	(0.17)	0.01	0.19

(See accompanying notes to consolidated financial statements.)

- F4 -

SunOpta Inc.
Consolidated Balance Sheets
As at December 31, 2008 and 2007
(Expressed in thousands of U.S. dollars)

	2008	2007
	$	$

Assets (note 9)

Current assets
Cash and cash equivalents (note 21)	24,755	30,302
Accounts receivable (note 3)	95,129	87,729
Inventories (note 4)	200,689	181,460
Prepaid expenses and other current assets	14,448	15,879
Current income taxes recoverable	595	1,491
Deferred income taxes (note 13)	493	1,749
	336,109	318,610

Property, plant and equipment (note 5)	110,641	116,389
Goodwill (note 6)	54,022	55,503
Intangible assets (note 6)	63,161	62,076
Deferred income taxes (note 13)	16,160	14,110
Other assets	954	2,752
	581,047	569,440
Liabilities

Current liabilities
Bank indebtedness (note 8)	67,164	58,806
Accounts payable and accrued liabilities (note 7)	106,989	93,462
Customer and other deposits	1,228	1,300
Other current liabilities	4,437	4,868
Current portion of long-term debt (note 9)	12,174	13,119
Current portion of long-term liabilities	1,362	1,304
	193,354	172,859

Long-term debt (note 9)	99,353	85,595
Long-term liabilities	5,017	3,307
Deferred income taxes (note 13)	13,614	11,430
	311,338	273,191

Minority interest	15,102	13,863

Preferred shares of subsidiary company (note 10)	27,796	27,409

Shareholders’ Equity

Capital stock (note 11)	177,858	176,547
Authorized
Unlimited common shares without par value
Issued
64,493,320 (2007 – 64,149,593) common shares
Additional paid in capital	6,778	5,967
Retained earnings	40,909	51,845
Accumulated other comprehensive income	1,266	20,618
	226,811	254,977
	581,047	569,440
Commitments and contingencies (note 16)

(See accompanying notes to consolidated financial statements.)

- F5 -

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars)

				Accumulated
		Additional		other
	Capital	paid in	Retained	comprehensive
	stock	capital	earnings	income	Total
	$	$	$	$	$

Balance at December 31, 2005	106,678	3,235	40,379	9,792	160,084

Warrants exercised	60	-	-	-	60
Options exercised	3,842	-	-	-	3,842
Employee stock purchase plan	599	-	-	-	599
Shares issued in relation to an acquisition (note 2)	1,139	-	-	-	1,139
Stock-based compensation, including tax benefit of $397	-	953	-	-	953
Earnings for the year	-	-	10,959	-	10,959
Currency translation adjustment	-	-	-	(933)	(933)

Balance at December 31, 2006	112,318	4,188	51,338	8,859	176,703

Warrants issued and exercised	8,263	-	-	-	8,263
Options exercised	3,201	-	-	-	3,201
Employee stock purchase plan and compensation grants	883	-	-	-	883
Equity offering (note 11(d))	51,882	-	-	-	51,882
Stock-based compensation, including tax benefit of $912	-	1,779	-	-	1,779
Adoption of new accounting policy (note 13)	-	-	100	-	100
Earnings for the year	-	-	407	-	407
Currency translation adjustment	-	-	-	12,044	12,044
Change in fair value of interest rate swap, net of income tax of $184	-	-	-	(285)	(285)

Balance at December 31, 2007	176,547	5,967	51,845	20,618	254,977

Options exercised	572	(295)	-	-	277
Employee stock purchase plan and compensation grants	739	-	-	-	739
Stock-based compensation, including tax benefit of $23	-	1,106	-	-	1,106
(Loss) for the year	-	-	(10,936)	-	(10,936)
Currency translation adjustment	-	-	-	(17,767)	(17,767)
Change in fair value of interest rate swap, net of income tax of $370	-	-	-	(1,084)	(1,084)
Adjustments due to pension	-	-	-	(501)	(501)

Balance at December 31, 2008	177,858	6,778	40,909	1,266	226,811

(See accompanying notes to consolidated financial statements.)

- F6 -

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars)

	2008	2007	2006
Cash provided by (used in)	$	$	$
Operating activities
(Loss) earnings for the year	(10,936)	407	10,959
Items not affecting cash
Amortization	19,364	15,058	11,701
Goodwill impairment (note 6)	10,154	996	-
Stock-based compensation	1,106	867	556
Non-cash interest accretion	1,009	217	-
Minority interest	911	1,043	1,042
(Gain) loss on disposal of property, plant and equipment	(417)	663	-
Deferred income taxes	(1,116)	(8,752)	72
Write-off of other assets	-	1,005	-
Write-off of legal receivable	-	501	-
Unrealized gain on foreign exchange	(1,702)	-	-
Dilution gain (note 20)	-	(693)	-
Other	1,943	998	(11)
Changes in non-cash working capital, net of businesses acquired (note 14)	13,369	(47,387)	(14,815)
	33,685	(35,077)	9,504

Investing activities
Acquisition of businesses, net of cash acquired (note 2)	(5,267)	(21,319)	(33,188)
Purchases of property, plant and equipment	(9,650)	(29,686)	(10,911)
Proceeds from disposal of property, plant and equipment	2,005	65	193
Payment of deferred purchase consideration	(2,042)	(2,156)	(356)
Purchase of patents, trademarks and other intangible assets	(673)	(1,805)	(95)
Increase in other assets	-	(1,076)	-
Other	(105)	(282)	2,605
	(15,732)	(56,259)	(41,752)

Financing activities
(Decrease) increase in line of credit facilities	(24,584)	18,011	12,666
Proceeds from issuance of preferred shares by subsidiary (note 10)	-	27,954	-
Borrowings under long-term debt	15,655	33,216	15,373
Repayment of long-term debt	(15,322)	(21,127)	(4,534)
Proceeds from issuance of common shares, net of issuance costs	1,016	54,989	4,501
Proceeds from exercise of warrants	-	7,501	-
Other	337	(357)	(390)
	(22,898)	120,187	27,616

Foreign exchange (loss) gain on cash held in foreign currency	(602)	497	131

(Decrease) increase in cash and cash equivalents during the year	(5,547)	29,348	(4,501)

Cash and cash equivalents - beginning of year	30,302	954	5,455

Cash and cash equivalents - end of year	24,755	30,302	954

Supplemental cash flow information (notes 14, 21 and 23)

(See accompanying notes to consolidated financial statements.)

- F7 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of business and significant accounting policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes the health and well-being of its communities combined with environmental responsibility. The Company has three industry groups divided into eight operating segments, the largest being the SunOpta Food Group, accounting for approximately 91% of 2008 consolidated revenues. The SunOpta Food Group operates in the rapidly growing natural, organic, kosher and specialty foods and natural health product sectors via its operations throughout North America, which utilize a number of vertically integrated business models to bring cost-effective and quality products to market. In addition to the SunOpta Food Group, the Company owns approximately 66.2% of Opta Minerals Inc. (“Opta Minerals”). Opta Minerals, representing approximately 9% of consolidated revenues, is a vertically integrated provider of customer process solutions and industrial minerals products for use primarily in the steel, foundry, loose abrasive cleaning, roof shingle granule and water filtration industries. SunOpta BioProcess Group (“SunOpta BioProcess”), representing less than 0.5% of 2008 consolidated revenues, provides equipment and process solutions for the biomass conversion industry, from process development and design through the sale of proprietary biomass processing technology and the planned investment in cellulosic ethanol production. The Company’s assets, operations and employees as at December 31, 2008 are primarily located in the United States, Canada, Mexico and Europe.

Basis of presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for Opta Minerals, which is 66.2% owned (2007 – 66.6%) . All significant intercompany accounts and transactions have been eliminated on consolidation.

The investment in Opta Minerals is controlled and therefore is consolidated. The minority interest on the consolidated balance sheets and consolidated statements of operations and comprehensive (loss) income represents the non-controlling shareholders’ interest in Opta Minerals.

SunOpta BioProcess is a wholly owned subsidiary and is consolidated with the results of the Company. On June 7, 2007, SunOpta BioProcess completed a private placement preferred share issuance for gross proceeds of $30,000, and the Company transferred certain net assets to SunOpta BioProcess, which commenced operations on that date. See note 10 for additional information on SunOpta BioProcess’s preferred share issuance.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term deposits with an original maturity of 90 days or less. Certain cash and cash equivalents can only be used by subsidiaries and are consolidated for financial reporting purposes due to the Company’s ownership (see note 21).

Inventories

Raw materials inventory is valued at the lower of cost and replacement value. Finished goods (excluding commodity grains) are valued at the lower of cost and market (net realizable value). Cost is principally determined on a weighted average cost basis. Shipping and handling costs are included in cost of sales on the consolidated statement of operations and comprehensive (loss) income.

Inventories of commodity grains, which includes amounts acquired under deferred pricing contracts traded on the Chicago Board of Trade (“CBoT”) are valued at net realizable value. Grain inventory quantities at year-end are multiplied by the quoted price on the CBoT to reflect the market value of the inventory. This market value is then adjusted for a basis factor which represents costs from the seller / buyer for freight, interest and other disposal costs to arrive at net realizable value. Changes in CBoT prices or the disposal costs are included in cost of goods sold on the consolidated statements of operations and comprehensive (loss) income. The Company also has other grain inventories consisting of sunflowers and certain specialty and organic soybeans, which are valued at the lower of cost and estimated net realizable value.

- F8 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of business and significant accounting policies continued

The SunOpta Food Group economically hedges its commodity grain positions to protect gains and minimize losses due to market fluctuations. Futures contracts and purchase and sale contracts are adjusted to market price and resulting gains and losses from these transactions are included in cost of goods sold. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled. These transactions do not qualify as hedges under accounting principles generally accepted in the United States of America and therefore changes in market value are recorded in the consolidated statements of operations and comprehensive (loss) income.

Prepaid expenses and other current assets

Prepaid expenses and other current assets include amounts paid in cash and recorded by the Company as a current asset prior to consumption.

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated amortization. Amortization is provided using the straight-line basis at rates reflecting the estimated useful lives of the assets.

Buildings	20 – 40 years
Machinery and equipment	10 – 20 years
Enterprise software	5 years
Office furniture and equipment	3 – 7 years
Vehicles	5 years

Goodwill

Goodwill represents the excess of the purchase price over the assigned value of net assets acquired. Goodwill is not amortized but is instead tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test is performed annually as at September 30 unless events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill is impaired. If events or circumstances change, the goodwill impairment is performed between the annual impairment tests. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. If the carrying value exceeds the reporting unit’s fair value, there is a potential impairment in goodwill. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill.

Intangible assets

The Company’s finite-life intangible assets consist of customer and other relationships, patents and trademarks and other intangible assets. These intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer and other relationships	2 – 23 years
Patents and trademarks	8 – 20 years
Other	4 – 15 years

Long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If impairment exists based on expected future undiscounted cash flows, a loss is recognized in income. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset.

- F9 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of business and significant accounting policies continued

Other assets

Costs incurred in connection with obtaining financing are deferred and amortized over the term of the financing agreement, using the effective interest rate method.

Revenue recognition

The Company recognizes revenue at the time of delivery of the product or service and when all of the following have occurred: a sales agreement is in place, the price is fixed or determinable, and collection is reasonably assured. Details of specific recognition by industry group are as follows:

(a) SunOpta Food Group

Grain revenues are recorded when title and possession of the product is transferred to the customer. Possession is transferred to the customer at the time of shipment from the Company’s facility or at the time of delivery to a specified destination depending on the terms of the sale. Revenues from custom processing services are recorded upon provision of services and completion of quality testing. All other SunOpta Food Group revenues are recognized when title is transferred upon the shipment of product or at the time the service is provided to the customer. Consideration given to customers such as value incentives, rebates, early payment discounts and other discounts are recorded as reductions to revenues at the time of sale.

(b) Opta Minerals

Revenues from the sale of silica-free loose abrasives, industrial minerals, specialty sands and related products are recognized upon the shipment to the customer of materials and transfer of title.

(c) SunOpta BioProcess

The percentage of completion method is used to account for significant long-term contracts. The amounts of revenue and profit recognized each year are based on the ratio of hours incurred to the total expected hours. Costs incurred on long-term contracts include labour, material, other direct costs and overheads. Losses, if any, on long-term contracts are recognized during the period in which they are determined.

Foreign currency translation

The functional currency of all operations located in the United States, as well as SunOpta BioProcess, and the corporate head office is the United States dollar. The functional currency of all operations located in Canada as well as Opta Minerals is the Canadian dollar except for SunOpta BioProcess, where the functional currency is the U.S. dollar. The functional currency of all operations located in Europe and Mexico is the Euro and Mexican peso, respectively.

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
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of business and significant accounting policies continued

Pension plan

The Company has two defined benefit pension plans covering certain employees as a result of the business acquisition of Global Trading Inc. in 2007 and The Organic Corporation B.V. in 2008. Net periodic benefit cost, which is included in selling, general and administrative expenses on the consolidated statements of earnings, represents the cost of benefits earned by employees as services are rendered. The cost reflects management’s best estimates of the pension plan’s expected investment returns, wage and salary escalation, mortality of members, terminations and the ages at which members will retire. Changes in these assumptions could impact future pension expense. The excess of the net actuarial gain (loss) over 10% of the greater of the benefit obligation and the fair value of plan assets at the beginning of the year is amortized over the average remaining service lives of the members. At December 31, 2008, the future service lives of participants expected to receive benefits in the Global Trading Inc. and The Organic Corporation B.V. defined benefit plans were estimated to be 1 and 22 years, respectively.

Customer and other deposits

Customer and other deposits include prepayments by the SunOpta Grains and Foods Group and the International Sourcing and Trading Group’s customers for merchandise inventory to be purchased during the spring planting season.

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

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional income tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts income tax expense to reflect the Company’s ongoing assessments of such matters, which requires judgment and can materially increase or decrease its effective rate as well as impact operating results. The Company provides for such exposures in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (an Interpretation of FASB Statement No. 109) (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under FIN 48 is a two-step process, whereby (1) The Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority.

- F11 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of business and significant accounting policies continued

Stock option plan

The Company maintains a stock option plan under which incentive stock options may be granted to employees and non-employee directors. Prior to 2006, the Company had adopted the fair value measurement provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, which required the note disclosure of the Company’s earnings as if stock compensation was recorded. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method, which required the Company to record stock-based compensation expenses within the consolidated statements of earnings. The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the stock option vesting period of the entire award based on the estimated number of stock options that are expected to vest. When exercised, stock options are settled through the issuance of shares and are therefore treated as equity awards.

Derivative instruments

The Company is exposed to fluctuations in interest rates, commodities and foreign currency exchange. The Company utilizes certain derivative financial instruments to enhance its ability to manage these risks, including interest rate swaps, exchange-traded commodity futures, commodity forward purchase and sale contracts and forward foreign exchange contracts. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes.

All derivative instruments are recognized on the consolidated balance sheets at fair value. Changes in the fair value of derivative instruments are recorded in operations or other comprehensive (loss) income, based on whether the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period.

(a) Interest rate swaps

Opta Minerals entered into a cash flow hedge in 2007 to manage its exposure to interest rate risks. The fair value of this contract is included in accounts payable and accrued liabilities. The changes in the fair value of this contract is included in accumulated other comprehensive income to the extent that the hedge continues to be effective. The amounts included in accumulated other comprehensive income amounts are allocated to earnings in the same period in which the hedged item affects earnings. To the extent that the cash flow hedge is not considered to be effective by completely offsetting the change in fair value of the hedged item, the ineffective portion of the hedging relationship is recorded immediately in earnings and is classified as interest expense on the consolidated statements of operations and comprehensive (loss) income.

(b) Exchange-traded commodity futures

The SunOpta Food Group (Grains and Foods segment) enters into exchange-traded commodity futures contracts to economically hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for economical hedging purposes are purchased and sold through regulated commodity exchanges in the United States. Inventories, however, may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Forward purchase and sale contracts may expose the Company to risk in the event that a counterparty to a transaction is unable to fulfil its contractual obligation or if a grower does not deliver the grain as scheduled. The Company manages its risk by entering into purchase contracts with pre-approved growers and sale contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures and forward purchase and sale contracts are marked-to-market. Gains and losses on these transactions are included in cost of goods sold on the consolidated statements of earnings. For the years ended December 31, 2008, 2007 and 2006 the gain included in cost of sales was $135, $185 and $275, respectively.

- F12 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of business and significant accounting policies continued

(c) Forward foreign exchange contracts

The SunOpta Food Group enters into forward foreign exchange contracts to minimize exchange rate fluctuations relating to Euro-denominated sales contracts and accounts receivable. All forward exchange contracts are marked-to-market. In addition, the Corporate Services Group enters into foreign forward currency contracts to minimize exchange rate fluctuations related to balance sheet movements. Gains and losses on these transactions are included in foreign exchange (gain) loss in the consolidated statements of operations and comprehensive (loss) income.

Financial instruments

The Company’s financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and customer and other deposits. The fair values of these instruments approximate their carrying values due to their short-term maturities. The fair values of long- term debt and long-term liabilities as at December 31, 2008 is considered not to be materially different from the carrying amounts, except for the term loan facility disclosed in note 9(a).

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require judgment on the part of management and are based on the Company’s historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as the business of the Company and the business environment generally changes.

Recent accounting pronouncements

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
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of business and significant accounting policies continued

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. In addition, SFAS No. 141(R) establishes recognizing contingent consideration at the acquisition date measured at its fair value. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will consider this standard when evaluating future transactions to which it would apply.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership in subsidiaries held by parties other than the parent, the amount of consolidated earnings attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company will consider this standard when evaluating future transactions to which it would apply.

During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161)”. SFAS 161 expands and disaggregates the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (SFAS 133)”. The disclosure provisions of SFAS 161 apply to all entities with derivative instruments subject to SFAS 133 and also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 requires an entity with derivatives to disclose how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. Entities must provide tabular disclosures of the location, by line item, of amounts of gains and losses reported in the Consolidated Statements of Earnings and Comprehensive Income. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard will require expanded disclosure in the notes to the financial statements, but is not expected to impact financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company will consider this standard when evaluating future transactions to which it would apply.

In May 2008, the FASB issued FASB Staff Position (“FSP)” Financial Accounting Standard 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 provides guidance on the renewal or extension assumptions used in the determination of useful life of a recognized intangible asset. The intent of FSP 142-3 is to better match the useful life of the recognized intangible asset to the period of expected cash flow used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company will consider this standard when evaluating future transactions to which it would apply.

- F14 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of business and significant accounting policies continued

During December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets – an amendment of FASB Statement No. 132(R)” (“FAS 132(R)-1”). FAS 132(R)-1 expands the disclosure requirements of SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132(R)”). The disclosure provisions of SFAS 132(R)-1 apply to entities that are subject to the disclosure requirements of SFAS 132(R). SFAS 132(R)-1 requires entities to disclose investment policies and strategies, major categories of plan assets, fair value measurements for each major category of plan assets segregated by fair value hierarchy level as defined in FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), the effect of fair value measurements using Level 3 inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. The Company will be required to adopt SFAS 132(R)-1 on June 30, 2010. The adoption of this standard will require expanded disclosure in the notes to the financial statements, but will not impact financial results.

2. Business acquisitions

During the year ended December 31, 2008, the Company completed two acquisitions (2007 – four acquisitions). All of these acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition.

		MCP Mg-Serbien
	TOC	SAS
	(a)	(b)	Total
Net assets acquired

Cash	1,205	297	1,502
Current assets	49,494	1,463	50,957
Property, plant and equipment	1,167	325	1,492
Goodwill	9,387	4,512	13,899
Intangible assets	9,251	-	9,251
Other long-term assets	359	57	416
Current liabilities	(44,854)	(5,352)	(50,206)
Deferred income tax liability	(2,687)	-	(2,687)
Other long-term liabilities	(216)	-	(216)
Long-term debt	(1,502)	-	(1,502)
	21,604	1,302	22,906

Consideration

Cash consideration including transaction costs	5,467	1,302	6,769
Due to former shareholders	1,562	-	1,562
Subordinated debt payable to former shareholders	3,709	-	3,709
Deferred consideration	10,866	-	10,866
	21,604	1,302	22,906

- F15 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

2. Business acquisitions continued

(a) The Organic Corporation B.V.

On April 2, 2008, the Company acquired 100% of the outstanding common shares of The Organic Corporation B.V., operating as Tradin Organic Agriculture B.V. ("TOC") for total consideration of €13,833 (U.S - $21,604), including acquisition costs of €500 (U.S - $781). At closing, the Company paid €6,000 (U.S - $9,371) in cash and concurrently received €3,000 (U.S – $4,685) by way of subordinated debt payable to the former shareholders. A promissory note for €1,000 (U.S - $1,562) was also issued bearing interest at 7.0% . Both the subordinated debt and promissory note are payable March 31, 2010 (note 9(f)). Additional consideration payable on March 31, 2010 will be the greater of €8,000 (U.S - $12,494) or 2.5 times 2009 EBITDA (as defined in the purchase and sale agreement). As security pending payment of the promissory note and additional consideration, the Company pledged 100% of the outstanding common shares of TOC to the former shareholders. At a minimum, the Company is obliged to pay €8,000 in March 2010 if pre-determined earnings targets for fiscal 2009 are met. If the pre-determined earnings target is not met the payment of €8,000 will be made in March 2011. Due to its non-contingent nature, the present value of the deferred consideration has been included in the total consideration. The €8,000 is payable in cash. Any payment in excess of €8,000 will be recorded when the amount can be reasonably determined and would result in an increase in the goodwill related to this acquisition. As a result of TOC’s opening balance sheet not meeting pre-determined working capital targets, €625 (U.S. - $976) of the subordinated debt received from the former shareholders will not be repaid.

The intangible assets, consisting of a customer relationships, customer order backlog and non-compete agreements, acquired in this acquisition are not deductible for income tax purposes and are being amortized over their estimated useful lives between one and twelve years. The purchase price allocation is expected to be completed by March 31, 2009 upon finalization of certain purchase price adjustments. The acquisition serves as an entry point for the Company into the European and other global markets from both the supply and sales side of our sourcing and trading operations, and accordingly, $9,387 of goodwill has been included in the net assets acquired. Goodwill acquired in this acquisition is not deductible for tax purposes.

Headquartered in Amsterdam, the Netherlands, TOC is a provider of globally sourced organic food ingredients and a key supplier of a wide variety of organic products including frozen fruits and vegetables, dried fruits, coffee, cocoa, cereals, rice, soy, beans and more. This acquisition has been consolidated since its April 2, 2008 acquisition date and is included in the SunOpta International Sourcing and Trading Group.

(b) MCP Mg-Serbien SAS

On July 9, 2008, Opta Minerals acquired 67% of the outstanding common shares of MCP Mg-Serbien SAS (“MCP”) of France for total consideration of $1,302, including acquisition costs of $152. The acquisition continues to expand OPM’s business capabilities into Europe and complements existing operations which supply a wide range of magnesium based desulphurization products. As a result, $4,512 of goodwill has been included in the net assets acquired. Goodwill acquired in this acquisition is not deductible for tax purposes.

MCP operates a production facility in Romans-sur-Isere, France, producing and selling ground magnesium products. This acquisition has been consolidated since its July 9, 2008 acquisition date, and is included in the Opta Minerals segment.

- F16 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

2. Business acquisitions continued

(c) Contingent consideration on companies acquired prior to 2008

During the year ended December 31, 2008, the Company recorded contingent consideration of $758 as an increase in goodwill relating to companies acquired prior to 2008, based on these companies achieving predetermined earnings results.

Contingent
consideration
recorded in 2008
$
Business acquisition
Sigco Sun Products Inc.	254
Hess Food Group	214
Aux Mille et une Saisons Inc.	139
Purity Life Health Products Ltd.	128
Earthwise Processors LLC	23
758

(d) Pro forma data (unaudited)

The condensed pro forma consolidated statements of operations, reflects all acquisitions completed in 2008, as if they had occurred on January 1, 2008 and 2007, respectively, and all acquisitions completed in 2007 as if they had occurred on January 1, 2007 and 2006, respectively, and all acquisitions completed in 2006, as if they had occurred on January 1, 2006, is as follows:

	2008	2007	2006
	$	$	$
Pro forma revenue	1,090,849	940,925	693,476
Pro forma (loss) earnings	(10,786)	1,363	13,228
Pro forma (loss) earnings per share
Basic	(0.17)	0.02	0.23
Diluted	(0.17)	0.02	0.23

- F17 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

2. Business acquisitions continued

2007 Business acquisitions

During the year ended December 31, 2007, the Company acquired four businesses. All of these acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition.

			Congeladora
			del Rio S.A.	Baja
	Neo-		de C.V. and	California
	Nutritionals,		Global	Congelados,
	Inc.	Newco a.s.	Trading Inc.	S.A. de C.V.
	(a)	(b)	(c)	(d)	Total
Net assets acquired	$	$	$	$	$

Cash	-	3,062	-	-	3,062
Current assets	782	1,559	3,826	3,785	9,952
Property, plant and equipment	628	823	4,381	2,688	8,520
Goodwill	-	-	2,501	-	2,501
Intangible assets	894	13,381	74	-	14,349
Other long-term assets	-	-	605	-	605
Current liabilities	(197)	(356)	(798)	-	(1,351)
Deferred income tax liability	(321)	(2,690)	(236)	-	(3,247)
	1,786	15,779	10,353	6,473	34,391

Consideration

Cash consideration	1,679	9,376	6,853	6,473	24,381
Note payable	107	2,662	3,500	-	6,269
Issuance of Opta Minerals’ shares	-	3,181	-	-	3,181
Other consideration	-	560	-	-	560
	1,786	15,779	10,353	6,473	34,391

(a) Neo-Nutritionals, Inc.

On December 6, 2007, the Company acquired 100% of the outstanding common shares of Neo-Nutritionals, Inc. (“Neo-Nutritionals”) for total consideration of $1,786, including cash consideration of $1,679 and accrued contingent consideration of $107 bearing interest at 5.0% per annum. Additional consideration of $1,500 may be payable based on Neo-Nutritionals achieving predetermined earnings targets calculated annually commencing January 1, 2008 and ending December 31, 2010. Any additional consideration up to $107 will be recorded against the accrued contingent consideration and any additional amounts will be recorded as goodwill when the outcome of the contingency becomes determinable. Included in the assets acquired are intangible assets consisting primarily of customer relationships, which have an estimated useful life of 10 years. The intangible assets acquired with this acquisition are not deductible for income tax purposes.

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
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

2. Business acquisitions continued

(b) Newco a.s.

On July 30, 2007, Opta Minerals, a subsidiary of the Company, acquired 100% of the outstanding common shares of Newco a.s. (“Newco”) of Kosice, Slovakia, for total consideration of $15,779, including cash and acquisition costs of $9,376, one million common shares of Opta Minerals fair valued at $3,181, a non-interest bearing note payable fair valued at $2,662 paid in February 2008 and other consideration valued at $560. No additional consideration is payable under the agreement. The intangible asset, consisting of a customer relationship, acquired in this acquisition is not deductible for income tax purposes and is being amortized over its estimated useful life of 23 years.

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
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

2. Business acquisitions continued

e) Contingent consideration on companies acquired prior to 2007

During the year ended December 31, 2007, the Company recorded contingent consideration of $633 as an increase to goodwill relating to companies acquired prior to 2007, based on these companies achieving predetermined earnings results.

Contingent
consideration
recorded in 2007
$
Business acquisition
Sigco Sun Products Inc.	255
Organic Ingredients Inc.	240
Aux Mille et une Saisons Inc.	109
Distribution A&L	29
633

3. Accounts receivable

	2008	2007
	$	$
Trade receivables	96,296	92,488
Unbilled revenue – SunOpta BioProcess	592	1,659
Allowance for doubtful accounts	(1,759)	(6,418)
	95,129	87,729

The change in the allowance for doubtful accounts provision for the years ended December 31, 2008 and 2007 is comprised as follows:

	2008	2007
	$	$
Balance, beginning of year	6,418	1,624
Net additions to provision	630	5,253
Effect of foreign exchange rate differences	(1,516)	-
Accounts receivable written off, net of recoveries	(3,773)	(459)
Balance, end of year	1,759	6,418

Included in the additions to the allowance for doubtful accounts provision in the year-ended December 31, 2007 is an amount relating to SunOpta BioProcess of $2,640. This allowance reduced the carrying value of the accounts receivable from a specific customer to its estimated realizable value, as a result of a dispute resulting in the uncertainty of collection of amounts owing under an existing long-term contract. This provision as well as the carrying value of the receivable, were written-off in 2008.

- F20 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

4. Inventories

	2008	2007
	$	$
Raw materials and work-in-process	84,821	37,268
Finished goods	114,787	135,136
Company-owned grain	10,936	19,915
Inventory reserve	(9,855)	(10,859)
	200,689	181,460

The change in the inventory reserve for the years ended December 31, 2008 and 2007 is comprised as follows:

	2008	2007
	$	$
Balance, beginning of year	10,859	1,668
Additions to reserve	1,200	10,328
Effect of foreign exchange rate differences	(240)	-
Inventories written-off	(1,964)	(1,137)
Balance, end of year	9,855	10,859

5. Property, plant and equipment

			2008
		Accumulated	Net book
	Cost	amortization	value
	$	$	$
Land	4,465	-	4,465
Buildings	44,716	9,740	34,976
Machinery and equipment	107,648	43,273	64,375
Enterprise software	5,815	2,775	3,040
Office furniture and equipment	7,692	5,483	2,209
Vehicles	5,194	3,618	1,576
	175,530	64,889	110,641

			2007
		Accumulated	Net book
	Cost	amortization	value
	$	$	$
Land	5,150	-	5,150
Buildings	42,318	8,697	33,621
Machinery and equipment	107,061	35,974	71,087
Enterprise software	4,479	1,786	2,693
Office furniture and equipment	7,699	6,005	1,694
Vehicles	4,487	2,343	2,144
	171,194	54,805	116,389

Included in machinery and equipment at December 31, 2008 is $1,631 representing construction in process in the Opta Minerals and Grains and Foods Group segments.

- F21 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

5. Property, plant and equipment continued

Included in machinery and equipment at December 31, 2007 is $5,957 in construction-in-process relating to new bar-forming equipment in the SunOpta Fruit Group Healthy Fruit Snack business. In addition, there is construction-in-process totalling $539 related to machinery and equipment at a new processing facility in the SunOpta Grains and Foods Group. These construction-in-process assets noted above were not being depreciated as they had not yet reached the stage of commercial viability.

Also included in machinery and equipment is equipment under capital leases with a cost of $784 (2007 - $871) and net book value of $441 (2007 - $576).

Total depreciation expense included in cost of sales and selling, general and administrative expense on the consolidated statements of earnings related to property, plant and equipment for the year ended December 31, 2008 was $13,485 (2007 - $10,857; 2006 - $8,837).

6. Goodwill and intangible assets

	2008	2007
	$	$
Goodwill	54,022	55,503
Intangible assets with a finite life at cost, less accumulated amortization of $14,131 (2007 - $8,533)	63,161	62,076

The following is a summary of changes in goodwill:

$
Balance at December 31, 2006	50,521
Additions and acquisitions during the year	3,134
Goodwill impairment	(996)
Impact of foreign exchange	2,844

Balance at December 31, 2007	55,503
Additions and acquisitions during the year	14,657
Goodwill impairment	(10,154)
Impact of foreign exchange	(5,984)
Balance at December 31, 2008	54,022

The Company performed its annual impairment test of goodwill as at September 30, 2008. During the fourth quarter, management determined that there were external market conditions and other circumstances that suggested the carrying value of goodwill of certain segments may exceed their fair value. These external market conditions included a significant drop in the Company’s common share price on the NASDAQ market, a decrease in operating results, and a potential decrease in future operating income growth due to the general downturn in the economy. After updating the annual impairment test, the Company determined that the carrying value of goodwill in its Fruit Group and International Sourcing and Trading segments exceeded their fair value, and as a result, recorded a non-cash impairment charge of $8,198 in the Fruit Group segment, and $1,956 in the International Sourcing and Trading Group.

- F22 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

6. Goodwill and intangible assets continued

The fair values calculated in these impairment tests are determined using discounted cash flow models involving various assumptions. The following table summarizes the critical assumptions that were used in estimating fair value for our 2008 annual impairment tests in the segments where an impairment was determined:

	Fruit Group	International
		Sourcing and
		Trading Group
Estimated cumulative average operating income growth (2009-2013)	47%	29%
Projected long-term annual operating income growth (a)	3.5%	3.5%
Weighted average discount rate (b)	19%	19%

(a)	Represents the operating income growth rate used to determine terminal value.

(b)

Represents the targeted weighted average discount rate of 13.7% plus the impact of a specific reporting unit risk premium to account for the estimated additional uncertainty associated with future cash flows.

The result of the annual goodwill impairment test indicated that the fair value of the SunOpta Grains and Foods Group, the SunOpta Ingredients Group, and the SunOpta Distribution Group exceeded its carrying value, and as a result, no additional impairment charges were taken.

After completing the annual impairment test for its reporting units for the year ended December 31, 2007, the Company determined that there was an impairment in goodwill relating to a reporting unit within the SunOpta Fruit Group of $996.

The following is a summary of changes in intangible assets:

	Customer and other	Patents and
	relationships	trademarks	Other	Total
	$	$	$	$
Net book value, December 31, 2006	40,350	4,863	1,666	46,879
Business acquisitions	14,275	-	74	14,349
Net additions (a)	164	1,389	252	1,805
Amortization	(3,268)	(677)	(256)	(4,201)
Foreign exchange	1,899	1,234	111	3,244
Net book value, December 31, 2007	53,420	6,809	1,847	62,076

Business acquisitions	8,627	-	624	9,251
Net additions	334	339	-	673
Amortization	(5,310)	(161)	(408)	(5,879)
Foreign exchange	(780)	(1,448)	(732)	(2,960)
Net book value, December 31, 2008	56,291	5,539	1,331	63,161

(a) Included in patents and trademarks additions for the year ended December 31, 2007 is $1,200 relating to the purchase of the Herbon trade name during 2007.

- F23 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

6. Goodwill and intangible assets continued

The Company estimates that the aggregate future amortization expense associated with finite-life intangible assets will be as follows:

$
2009	5,602
2010	5,271
2011	5,217
2012	5,031
2013	4,898
Thereafter	37,142
63,161

7. Accounts payable and accrued liabilities

	2008	2007
	$	$
Accounts payable	74,913	69,364
Payroll and commissions	6,567	6,658
Accrued grain liabilities	13,664	8,820
Other accruals	11,845	8,620
	106,989	93,462

8. Bank indebtedness

	2008	2007
	$	$
Canadian line of credit facility (a)	134	15,132
U.S. line of credit facility (b)	28,344	37,685
Opta Minerals Canadian line of credit facility (c)	7,797	5,989
TOC line of credit facilities (d)	30,889	-
	67,164	58,806

(a) Canadian line of credit facility

The Company has a Canadian line of credit of Cdn $25,000 (US $20,525). As at December 31, 2008, $134 (2007 - $15,182) of this facility was utilized, including $nil (2007 - $50) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian banker’s acceptances, plus a margin based on certain financial ratios. At December 31, 2008, the interest rate on this facility was 7.75% calculated as Canadian prime plus a premium of 4.25% . The maximum availability of this line is based on a borrowing base that includes certain accounts receivable and inventories of the Company’s Canadian business as defined in the credit agreement. At December 31, 2008, the borrowing base supported draws to the maximum line of credit.

- F24 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

8. Bank indebtedness continued

(b) U.S. line of credit facility

The Company has a U.S. line of credit of $60,000. As at December 31, 2008, $28,377 (2007 - $37,685) of this facility was utilized, including $33 (2007 - $nil) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime or U.S. LIBOR, plus a margin based on certain financial ratios. At December 31, 2008, the weighted average interest rate on this facility was 4.97%, based on U.S. LIBOR loans plus a premium of 4.25% . The maximum availability of this line is based on the borrowing base that includes certain accounts receivable and inventories of the Company’s U.S. business as defined in the credit agreement. At December 31, 2008, the borrowing base supported the maximum line of credit of $60,000.

The Canadian and U.S. line of credit facilities are subject to annual extensions and, on July 14, 2008 were extended until June 29, 2009.

The above facilities and certain long-term loans (note 9) are collateralized by a first priority security against substantially all of the Company’s assets in both Canada and the United States, excluding the assets of Opta Minerals, SunOpta BioProcess and TOC.

(c) Opta Minerals Canadian line of credit facility

Opta Minerals has a line of credit facility of Cdn $15,000 (U.S. - $12,315) which was increased from Cdn $12,500 in the third quarter of 2008. At December 31, 2008, Cdn $10,569 (U.S. - $8,677) (2007 – Cdn $7,056 (U.S. $6,995)) of this facility has been utilized, including letters of credit in the amount of $880 (2007 - $1,006). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian prime, U.S. dollar base rate, banker’s acceptances or LIBOR, plus a margin based on certain financial ratios of the Company. At December 31, 2008, the interest rate on this facility was 5.25% .

Opta Minerals’ line of credit facility, along with its unused portion of the revolving acquisition facility (note 9(e)), is subject to annual extensions, and were extended on July 17, 2008 to June 30, 2009.

(d) TOC Line of Credit Facilities:

TOC has a line of credit facility of €30,000 (US - $41,853) that was acquired as part of the TOC acquisition (note 2). At December 31, 2008, €22,904 (US - $31,953) of this facility had been utilized, including letters of credit in the amount of €763 (U.S. $1,064). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. LIBOR, Euro LIBOR plus a premium 1.25% . At December 31, 2008, the weighted average interest rate on this facility was 5.31% . The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of TOC and its subsidiaries. At December 31, 2008, the borrowing base securing this facility, supported draws to €23,111 (U.S. – $32,242).

At the time of acquisition, a Chinese subsidiary of TOC had a line of credit facility denominated in Chinese Renminbi (“RMB”). During the third quarter of 2008, the availability of drawings was reduced, and during the fourth quarter of 2008, this facility was terminated.

The Company has certain financial covenants that are calculated quarterly and annually. See note 9 for discussion of the Company’s compliance with respect to these financial covenants.

- F25 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Long-term debt

	2008	2007
	$	$
Syndicated lending agreement
Term loan facility (a)	45,000	45,000
Non-revolving acquisition facility (b)	6,300	7,500
Revolving acquisition facility (c)	15,600	9,500

Other long-term debt
Opta Minerals term loan facility (d)	8,980	12,610
Opta Minerals revolving acquisition facility (e)	11,835	10,481
Subordinated debt to former shareholders of TOC (f)	4,643	-
Promissory notes (g)	18,722	12,626
Term loans payable (h)	273	654
Capital lease obligations (i)	174	343
	111,527	98,714
Less: Current portion	12,174	13,119
	99,353	85,595

Details of the Company’s long-term debt are as follows:

(a) Term loan facility

The term loan facility balance at December 31, 2008 was $45,000 (2007 - $45,000). The entire loan principal is due December 20, 2010 and, at that time, is renewable at the option of the lender and the Company. Interest on the term loan facility is payable at a fixed rate of 6.44% plus a margin of up to 250 basis points based on certain financial ratios of the Company. As at December 31, 2008, the interest rate was 8.94% (2007 – 6.69%) . The fair value of the term loan facility at December 31, 2008 was approximately $44,000.

(b) Non-revolving acquisition facility

The non-revolving acquisition facility balance at December 31, 2008 was $6,300 (2007 - $7,500). Minimum quarterly repayment amounts in 2008 and 2009 are $300, with any remaining principal balance due in May 2010. As at December 31, 2008, the interest rate on this facility was 8.96% (2007 – 6.84%), calculated as LIBOR plus a premium of 4.25% (2007 – 2.00%) .

(c) Revolving acquisition facility

The revolving acquisition facility balance at December 31, 2008 was $15,600 (2007 - $9,500). Principal payments on this facility are payable quarterly equal to the greater of (a) 1/20 of the initial drawdown amount of the facility or (b) 1/20 of the outstanding principal amount as of the date of the last draw. At December 31, 2008, the interest rate on this facility was 8.96% (2007 – 6.84%) calculated as LIBOR plus a premium of 4.25% (2007 – 2.00%) . The Company borrowed $10,000 on the revolving acquisition facility at the end of the first quarter in advance of the closing of the acquisition of TOC (note 2).

The above term loan facility, non-revolving acquisition facility, revolving acquisition facility and the U.S. line of credit facility (note 8(b)) are collateralized by a first priority security against substantially all of the Company’s assets in Canada, the United States and Mexico, excluding the assets of Opta Minerals, SunOpta BioProcess and TOC.

- F26 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Long-term debt continued

(d) Opta Minerals Term Loan Facility

The term loan facility has a maximum available borrowing amount of $10,263 (Cdn - $12,500). This facility matures on July 30, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of Cdn $312 (US - $256). The outstanding balance on the term loan facility at December 31, 2008 was $8,980 (Cdn - $10,938) and was fully drawn at December 31, 2007. At December 31, 2008, the weighted average interest rate on this facility was 5.11% (2007 – 5.85%) .

(e) Opta Minerals Revolving Acquisition Facility

The revolving acquisition facility has a maximum available borrowing amount of $16,420 (Cdn - $20,000) to finance future acquisitions and capital expenditures. Principal is payable quarterly equal to 1/40 of the drawdown amount. Any remaining outstanding principal under this facility is due upon maturity. The outstanding balance on the revolving acquisition facility at December 31, 2008 was $11,835 (Cdn - $14,415) (2007 - $10,481 (Cdn -$10,390)). At December 31, 2008, the weighted average interest rate on this facility was 4.75% (2007 – 5.90%) .

The unused portion of the term loan facility is subject to an annual extension and was extended on July 17, 2008 to June 30, 2009. The credit facilities described above are collateralized by a first priority security against substantially all of the Opta Minerals assets in both Canada and the United States.

Opta Minerals entered into a cash flow hedge in 2007. The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (US - $14,122) from a floating rate to a fixed rate of 5.25% plus a margin based upon certain financial realities of the Company, from August 2008 to August 2012. The estimated fair value of the interest rate swap at December 31, 2008 was a loss of $1,984 (December 31, 2007 – loss of $539). The incremental loss in fair value, net of income taxes of $554, has been recorded in other comprehensive loss for the period. The $1,984 (2007 - $539) fair value liability is included in long-term liabilities on the consolidated balance sheets.

(f) Subordinated debt to former shareholders of TOC:

In conjunction with the acquisition of The Organic Corporation on April 2, 2008, its former shareholders provided a subordinated loan to TOC in the amount of €3,000 (U.S. - $4,185). The loan bears interest at 7% payable to the former shareholders on a semi-annual basis. The subordinated loan, as well as €453 (U.S. - $632) previously loaned to TOC, is repayable in full on March 31, 2010. Additionally, a related party to the former shareholders holds a demand loan with TOC in the amount of €500 (U.S. - $698) which bears interest at 7.0% payable on a quarterly basis. As a result of TOC’s opening balance sheet not meeting pre-determined working capital targets, €625 (U.S. - $872) of the subordinated loans owing to the former shareholders will not be paid.

(g) Promissory Notes:

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions bearing a weighted average interest rate of 6.4% (2007 – 4.3%), due in varying installments through 2012 with principal repayments of $3,773 due in the next 12 months. As a result of the acquisition of TOC, the Company issued €8,000 (U.S. - $12,494) of promissory notes due March 31, 2010 with an interest rate of 7%, which are secured by a pledge of the common shares of TOC. Other notes issued to former shareholders are unsecured.

- F27 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Long-term debt continued

(h) Term Loans Payable:

Term loans payable bear a weighted average interest rate of 4.7% (2007 – 4.5%) due in varying installments through 2010 with principal payments of $191 due in the next 12 months.

(i) Capital Lease Obligations:

Capital lease obligations due in monthly payments, with a weighted average interest rate of 7.0% (2007 – 6.5%) .

The long-term debt and capital leases described above have required repayment terms in the next five years ending December 31 as follows:

$
2009	12,174
2010	82,758
2011	2,613
2012	2,555
2013	2,347
Thereafter	9,080
111,527

Interest expense on long-term debt for the year ended December 31, 2008 was $8,146 (2007 - $5,499; 2006 - $4,614). Interest on short-term borrowings and other debt was $6,476 (2007 - $4,090; 2006 - $2,630).

Interest expense and interest income include:

	2008	2007	2006
	$	$	$
Interest expense before the following	14,622	9,589	7,244
Accretion of preferred shares issued by SunOpta BioProcess	387	217	-
Accretion on long-term debt due to TOC acquisition	620	-	-
Loss on fair value of interest rate swap at inception (note (9(e))	-	254	-
Interest expense	15,629	10,060	7,244
Interest capitalized (a)	-	(268)	-
Interest income	(1,348)	(969)	(223)
Interest expense, net	14,281	8,823	7,021

(a) Interest capitalized in 2007 relates to the installation of new bar-forming equipment in the SunOpta Fruit Group Healthy Fruit Snack business.

At December 31, 2008, the Company was in compliance with its amended financial covenants, which relate to the Canadian line of credit facility, U.S. line of credit facility (note 8(a) and (b)), as well as the term loan facility, non-revolving acquisition facility and revolving acquisition facility.

- F28 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

10. Preferred shares of subsidiary company

On June 7, 2007, the Company’s subsidiary, SunOpta BioProcess, completed a private placement for the sale of 1,500,000 non-dividend bearing, convertible preferred shares of SunOpta BioProcess for gross proceeds of $30,000. SunOpta BioProcess incurred issuance costs of approximately $2,808 in relation to this preferred share offering, including the fair value (non-cash) of $762 assigned to warrants of SunOpta Inc. granted to investors as part of the financing. These issuance costs have been offset against the carrying value of the preferred shares. The preferred shares do not bear any dividend and contain a conversion feature that allows the holders to convert the preferred shares to common shares of SunOpta BioProcess at any time on a one-for-one basis. At any time following the seventh anniversary of the closing date (June 7, 2014) or upon the occurrence of a change in control, holders of the majority of preferred shares will have the right to require SunOpta BioProcess to redeem all of the preferred shares for a cash payment equal to the original issue price ($20 per share, in aggregate $30,000). Should SunOpta BioProcess complete a qualified initial public offering (defined in the preferred share agreement as greater than $50,000), the preferred shares would automatically be converted into common shares of SunOpta BioProcess upon closing of the transaction, resulting in a dilution of SunOpta Inc.’s interest from 100% to approximately 86%. Should the Restricted Stock Units ("RSUs") and stock options, described below, be converted along with the preferred shares upon completion of a qualified initial public offering, the Company's ownership in SunOpta BioProcess would be diluted to 75%. In the event that a qualified initial public offering does not occur by June 7, 2014, the preferred shareholders would have the option to redeem their shares for a cash payment equal to the original issue price of $20 per share. The preferred shares are classified on the consolidated balance sheet as mezzanine equity as they have a mandatory redemption feature after seven years if a qualified initial public offering does not take place.

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

The preferred shares are presented net of issuance costs (with no associated tax benefit) and the value of the preferred shares is being accreted to the $30,000 redemption value over a seven-year period using the effective interest method. Included in interest expense during the year ended December 31, 2008 is $387 (2007 - $217) of accretion expense.

In conjunction with the private placement, SunOpta BioProcess granted 800,000 restricted stock units and 800,000 stock options (with an exercise price of $20 per share) in SunOpta BioProcess common shares to certain employees of SunOpta BioProcess. The RSUs allow for a cash payment or the grant of shares to certain employees equal to the issuance price in a future initial public offering (to a maximum of $20 per share). The RSUs and the stock options granted only vest if a change of control of SunOpta BioProcess occurs, or SunOpta BioProcess completes a qualified initial public offering and, as such, these units are considered performance-based awards under SFAS No. 123(R). Accordingly, no expense is recorded in the consolidated financial statements until the contingent element of the award has been resolved. The RSUs expire 10 days after vesting whereas, unless terminated earlier in accordance with SunOpta BioProcess’ stock option plan, the stock options expire on the seventh anniversary of the closing date (i.e. June 7, 2014). Should SunOpta BioProcess complete an initial public offering, the RSUs and stock options could be converted into common shares of SunOpta BioProcess upon closing of the transaction, resulting in a dilution of SunOpta Inc.’s wholly owned interests in SunOpta BioProcess to 85%.

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
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

11. Capital stock

The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value (of which none are outstanding).

The following is a summary of changes in the Company’s capital stock:

	Warrants and rights		Common shares		Total
	Number	$	Number	$	$
Balance at December 31, 2005	35,000	9	56,587,671	106,669	106,678
Warrants exercised (a)	(35,000)	(9)	35,000	69	60
Options exercised (b)	-	-	844,105	3,842	3,842
Employee share purchase plan (c)	-	-	85,277	599	599
Shares issued in relation to an acquisition	-	-	120,000	1,139	1,139
Balance at December 31, 2006	-	-	57,672,053	112,318	112,318

Warrants issued (a)	648,300	762	-	-	762
Warrants exercised (a)	(648,300)	(762)	648,300	8,263	7,501
Options exercised (b)	-	-	570,455	3,201	3,201
Employee share purchase plan and compensation grants(c)	-	-	83,785	883	883
Equity offering (d)	-	-	5,175,000	51,882	51,882
Balance at December 31, 2007	-	-	64,149,593	176,547	176,547

Options exercised (b)	-	-	65,580	559	559
Employee share purchase plan (c)	-	-	275,647	739	739
Treasury (c)	-	-	2,500	13	13
Balance at December 31, 2008			64,493,320	177,858	177,858

(a) Warrants exercised

In conjunction with the preferred shares issued by a subsidiary (note 10), 648,300 warrants to purchase common shares of the Company were issued. A non-cash fair value of $762 was assigned to these warrants, using the Black-Scholes option pricing model (note 10). In the fourth quarter of 2007, all 648,300 warrants were exercised at a share price of $11.57, resulting in net proceeds of $7,501 to the Company.

In 2006, 35,000 warrants were exercised for net proceeds of $60. These warrants were granted as part of the acquisition of First Light Foods in 2001.

- F30 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

11. Capital stock continued

(b) Employee/director option plans

Details of changes in employee/director stock options are as follows:

	2008	2007	2006
Outstanding options at beginning of year	1,846,130	2,005,885	2,726,190
Options granted	574,000	528,000	135,500
Options exercised	(65,580)	(570,455)	(844,105)
Options forfeited or expired	(521,175)	(117,300)	(11,700)
Outstanding options at end of year	1,833,375	1,846,130	2,005,885

Exercisable options at end of year	927,720	1,279,520	1,834,320

Weighted average fair value of options granted during the year	$3.25	$6.29	$4.84

The Company grants options to employees and directors from time to time under employee/director stock option plans. The Board of Directors of the Company has authorized and approved 5,000,000 (2007 – 5,000,000) shares to be made available from the 2002 stock option plan. As at December 31, 2008, 1,653,835 (2007 – 1,716,660) options are remaining to be granted under this plan.

The following is a summary of options granted during the year.

				Number of vested
Grant date	Expiry date	Exercise price	Number of options	options
January 2, 2008	January 2, 2014	13.35	25,000	-
August 9, 2008	August 9, 2014	5.12	108,000	-
October 6, 2008	October 6, 2014	5.74	440,000	-
November 5, 2008	November 5, 2014	4.06	1,000	-
Total			574,000

Employee/director stock options granted by the Company contain an exercise price, which is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to capital stock.

During the year, the Company granted 574,000 options which vest: 114,800 vest per annum in 2009 to 2013. During 2008, 65,580 (2007 – 570,455) options were exercised and the equivalent number of common shares was issued for net proceeds of $264 (2007 - $3,201).

(Loss) earnings for the year ended December 31, 2008 includes $1,106 (2007 - $867) of compensation expense related to the Company’s stock-based compensation arrangements, including $301 (2007 - $170) in stock-based compensation for the options issued by Opta Minerals to its employees. The Company also realized a cash tax benefit of $23 (2007 - $912) relating to options granted in prior years and exercised in the current year. The benefit was recorded as an increase to additional paid-in capital. Total compensation costs related to non-vested awards not yet recognized as an expense is $3,396 as at December 31, 2008. The weighted average period over which this is expected to be recognized is 2.4 years.

- F31 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

11. Capital stock continued

The assumptions used in determining the fair value of the options granted in 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	57%	54%	55%
Risk-free interest rate	3%	4%	4%

The fair value of the options is based on estimates of the number of options that management expects to vest, which was estimated to be 85% of the granted amount.

Details of employee/director stock options outstanding as at December 31, 2008 are as follows:

		Vested outstanding	Weighted	Total outstanding	Weighted
	Exercise price		average price		average price
Expiry date	range	options	(vested)	options	(total)
2009	$5.96 to $7.69	283,400	$7.06	283,400	$7.06
2010	$4.52 to $6.81	479,920	$5.80	488,375	$5.79
2011	$5.14 to $10.00	50,800	$9.44	89,600	$9.39
2012	$10.86 to $11.66	64,000	$11.29	160,000	$11.29
2013	$12.31 to $13.75	49,600	$12.50	248,000	$12.50
2014	$4.06 - $13.35	-	-	564,000	$5.96
		927,720		1,833,375

The weighted average remaining contractual life for vested outstanding options and total outstanding options is 1.6 and 3.3 years, respectively (2007 – 2.0 and 2.9 years, respectively; 2006 – 2.5 and 2.6 years, respectively).

(c) Employee share purchase plan/compensation grants

The Company maintains an employee share purchase plan whereby employees can purchase common shares through payroll deductions. In 2008, the Company’s employees purchased 275,647 common shares (2007 – 78,785; 2006 – 85,277) for total proceeds of $739 (2007 - $826; 2006 - $599). As at December 31, 2008, 360,143 (2007 – 438,928) common shares are remaining to be granted under this plan.

Based on the terms of his employment contracts, the Company’s President and Chief Executive Officer received an award of 10,000 shares of the Company’s stock during 2007. The stock was granted 25% in 2007, with the remaining 75% to be granted in equal installments on the grant date anniversary for each of the next three years. Accordingly, 2,500 shares were issued from treasury and the Company recognized stock-based compensation costs of $13 in 2008.

(d) Equity offering

On February 13, 2007, the Company issued 5,175,000 common shares at a price of $10.40 per common share in respect of a public offering, for gross proceeds of $53,820. The Company incurred share issuance costs of $1,938, net of a $920 tax benefit, for net proceeds of $51,882.

- F32 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

11. Capital stock continued

(e) Rights offering

On October 6, 2008, the Company’s Board of Directors declared a distribution of one common share purchase right (a "Right") for each outstanding share of common stock, no par value (the "Common Shares" and, together with any other Shares entitled to vote generally for the election of directors, "Voting Shares"), of the Company. The distribution is payable on October 20, 2008 (the "Record Time") to the holders of Common Shares of record on that date. Each Right entitles the registered holder to purchase from the Company one Common Share of the Company at a price of CDN$100 per Common Share (the "Purchase Price"), subject to adjustment as specified in the Shareholder Rights Plan Agreement. The description of the Rights is set forth in the Shareholder Rights Plan Agreement, dated October 7, 2008 (the "Rights Agreement"), between the Company and American Stock Transfer & Trust Company LLC as Rights Agent (the "Rights Agent"). The Rights Agreement is effective in accordance with its terms from the date of the Rights Agreement, provided that if approval of the Rights Agreement by the Company’s shareholders, as required by the Rights Agreement, is not obtained on or before April 2, 2009 (the "Confirmation Date"), the Rights Agreement will be of no further force or effect and the Rights issued thereunder will be void.

The purpose of the Plan is to provide the Company sufficient time to develop and implement alternatives to maximize value for all Shareholders in the event of an unsolicited bid for control of the Company, and to enhance the Company's ability to prevent any unfair acquisition tactics. The Plan is not intended to prevent take-over bids. The Plan allows persons seeking control of the Company to make bids within the permitted bid provisions of the Plan whereby, among other things, a) all Shareholders are entitled to participate, b) the bid remains open for an initial period of 60 days, and c) more than 50% of the shares held by independent Shareholders must be tendered and not withdrawn during this period. Generally, in the event a bid does not meet the permitted bid provisions and an unsolicited bidder acquires more than 20% of the Company’s outstanding shares, all independent Shareholders would have a right to receive, upon exercise his or her right, that number of shares having a value equal to two times the purchase price.

12. Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflects the dilutive effect of the potential exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	2008	2007	2006
Weighted average number of shares used in basic earnings per share	64,255,250	62,602,772	57,196,517
Dilutive potential of the following:
Employee/director stock options	31,143	619,341	571,304
Weighted average number of shares used in diluted earnings per share	64,286,393	63,222,113	57,767,821

(Loss) earnings for the year	($10,936)	$407	$10,959

(Loss) earnings per share
Basic	($0.17)	$0.01	$0.19
Diluted	($0.17)	$0.01	$0.19

Options to purchase 940,000 (2007 – 278,000; 2006 – 348,800) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

- F33 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

13. Income taxes

The provision for (recovery of) income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rate to (loss) earnings before income taxes due to the following:

	2008	2007	2006
	$	$	$
Income tax (recovery) provision at combined statutory rate	(2,976)	(1,633)	5,311

Increase (decrease) by the effects of:
Impact of foreign exchange	(1,314)	(127)	-
Change in valuation allowance	3,985	-	-
Foreign tax rate differential	(1,347)	(596)	453
Impact of enacted tax rates	845	453	-
Benefit of cross-jurisdictional financing structures	(3,893)	(2,968)	(2,225)
Impact of non-deductible (non-taxable) gains and losses	266	(243)	-
Impact of goodwill impairment	3,833	-	-
Impact of FIN 48 on current year tax expense	3,639	-	-
Other	(2,248)	(987)	(410)
Provision for (recovery of) income taxes	790	(6,101)	3,129

The components of the provision (recovery) for Canada, the United States and other income taxes are shown below:

	2008	2007	2006
	$	$	$
Current income tax provision:
Canada	1,530	872	993
United States	1,272	1,742	2,073
Other	348	37	-
	3,150	2,651	3,066

Deferred income tax (recovery) provision:
Canada	(635)	(1,679)	(258)
United States	(1,489)	(7,073)	321
Other	(236)	-	-
	(2,360)	(8,752)	63

Provision for (recovery of) income taxes	790	(6,101)	3,129

Deferred income taxes of the Company are comprised of the following:

	2008	2007	2006
	$	$	$
Differences in property, plant and equipment and intangible assets	(24,174)	(22,715)	(18,522)
Capital and non-capital losses	24,325	16,007	8,809
Tax benefit of scientific research expenditures	3,088	4,104	2,817
Tax benefit of costs incurred during share issuances	1,036	1,698	649
Inventory basis differences and reserves	4,065	5,663	977
Other accrued reserves	491	1,834	987
	8,831	6,591	(4,283)
Less: Valuation allowance	5,792	2,162	434
Net deferred income tax asset (liability)	3,039	4,429	(4,717)

- F34 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

13. Income taxes continued

The components of the deferred income tax asset (liability) for Canada and the United States are shown below:

	2008	2007	2006
	$	$	$
Canada	5,907	6,776	5,679
United States	(827)	(2,347)	(10,396)
Other	(2,041)	-	-
	3,039	4,429	(4,717)

The components of the deferred income tax valuation allowance are as follows:

	2008	2007	2006
	$	$	$
Balance, beginning of year	2,162	434	1,204
Adjustments to valuation allowance as a result of
acquisitions and foreign exchange	(355)	29	(797)
Increase in valuation allowance	3,985	1,699	27
Balance, end of year	5,792	2,162	434

The Company has approximately $8,685 (2007 - $10,672) in Canadian scientific research expenditures, which can be carried forward indefinitely to reduce future years’ taxable income. The Company also has approximately $752 and $561 (2007 – $924 and $332) in Canadian and U.S. scientific research investment tax credits and $243 (2007 - $282) in Massachusetts research and development tax credits, which will expire in varying amounts up to 2020.

The Company has Canadian and U.S. federal non-capital loss carry-forwards of approximately $29,827 and $46,268, respectively, as at December 31, 2008 (2007 - $24,534 and $18,737). The Company also has state loss carry- forwards of approximately $22,028 as at December 31, 2008 (2007 - $9,482). The amounts are available to reduce future federal and provincial/state income taxes. Non-capital loss carry-forwards attributable to Canada expire in varying amounts over the next 20 years while non-capital loss carry-forwards attributable to the United States expire in varying amounts over the next 20 years.

The Company has Canadian capital losses of approximately $5,714 as at December 31, 2008 (2007 - $7,313) for which a full valuation allowance exists. These amounts are available to reduce future capital gains. Capital losses in Canada do not expire.

A valuation allowance of $5,792 (2007 - $2,162) has been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

The Company has not provided Canadian deferred taxes on cumulative earnings of non-Canadian affiliates and associated companies that have been reinvested indefinitely. Deferred taxes are provided for earnings of non-Canadian affiliates and associated companies when the Company determines that such earnings are no longer indefinitely reinvested.

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

- F35 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

13. Income taxes continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at December 31, 2007	-
Additions based on tax positions related to the current year	3,639
Reductions resulting from lapse of applicable statute of limitations	-
Balance at December 31, 2008	3,639

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of earnings. The Company recognized $nil in potential interest and penalties associated with unrecognized tax benefits for the year ended December 31, 2008 (2007 - $nil). The unrecognized tax benefits have been recorded as a reduction of long-term deferred tax assets.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the Province of Ontario and the United States (including multiple states). The Company’s 2005 through 2008 tax years (and any tax year for which available non-capital loss carry-forwards were generated up to the amount of non-capital loss carry-forward) remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and the 2002 through 2008 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company’s consolidated financial statements.

14. Supplemental cash flow information

	2008	2007	2006
	$	$	$
Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	3,261	(8,636)	(3,412)
Inventories	(753)	(47,204)	(26,640)
Prepaid expenses and other current assets	1,489	(1,720)	(26)
Income taxes recoverable	1,077	501	(2,060)
Accounts payable and accrued liabilities	8,361	9,302	16,910
Customer and other deposits	(66)	370	413
	13,369	(47,387)	(14,815)

Cash paid for
Interest	12,758	10,058	6,883
Income taxes	1,646	259	4,002

15. Related party transactions and balances

In addition to transactions disclosed elsewhere in these consolidated financial statements, the Company entered into the following related party transactions:

(a)

Pursuant to the Pro Organics acquisition, the Company leased its Pro Organics Vancouver, British Columbia, Canada, warehouse and administration facility from a company controlled by a former owner who remains a senior manager within the SunOpta Distribution Group. The lease was at market rates at inception and is for a five-year term with two five-year renewal periods, expiring in 2018. The total amount paid during 2008 was $395 (2007 - $363; 2006 - $342).

- F36 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

15. Related party transactions and balances continued

(b)

The President of the SunOpta Distribution Group sold $2,521 (2007 - $1,491; 2006 - $1,107) of organic product from his family farming operation, at market rates, to the SunOpta Distribution Group during 2008 and was owed $53 (2007 – $2) by the Company as at December 31, 2008. The amount payable has been recorded in accounts payable and accrued liabilities.

(c)

The President of the SunOpta Grains and Foods Group purchased $128 (2007 - $99; 2006 - $126) of agronomy products from the group during 2008 at market rates and had a balance payable to the Company as at December 31, 2008 of $146 (2007 - $85). In addition, the President of the SunOpta Grains and Foods Group sold through a family farming business $476 (2007 - $341; 2006 - $282) of soybeans and corn to the SunOpta Grains and Foods Group at market rates.

(d)

Pursuant to the acquisition of Les Importations Cacheres Hahamovitch Inc., the Company leased Les Importations Cacheres Hahamovitch Montreal, Quebec, warehouse and administration facility from the former owner who remains a senior manager within SunOpta Distribution Group. The lease was at market rates at inception and is renewable annually for a 12 month term for each of the next five years. During 2008, the Company paid $141 (2007 - $136; 2006 - $127) to the former owner.

(e)

Pursuant to the acquisition of Cleugh’s Frozen Foods Inc. (Cleugh’s) the Company leased Cleugh’s Buena Park, California, production, packaging and warehouse facility from the former owners, one of whom was an employee of the Company to July 2008. The lease was at market rates at inception and is for a five-year term expiring in 2010. During 2008, the Company paid $240 (2007 - $240; 2006 - $240) to the former owners.

(f)

Pursuant to the acquisition of Purity Life, the Company leased Purity Life’s Acton, Ontario, warehouses and administration facilities from a company controlled by the former owners, one of whom remains in a senior management position within the SunOpta Distribution Group. The lease was at market rates at inception and is for a 63-month term with a five-year renewal period expiring in 2011. During 2008, the Company paid $467 (2007 - $452; 2006 - $106) to the former owners.

(g)

Pursuant to the acquisition of Neo-Nutritionals, Inc. in December 2007 (note 2), the Company leased the Brantford, Ontario production facilities from a company controlled by a former owner, who remains in a senior manager role within the SunOpta Distribution Group. The lease was at market rates expiring on November 30, 2010, with two three-year renewal periods. During 2008, the Company paid $157 (2007 - $14) to the former owner.

(h)

On February 1, 2007, the Chief Executive Officer (“former CEO”) of the Company stepped down and remained Chairman of the Board at a reduced level of compensation subject to a contract expiring on February 26, 2020. The contract provides for consulting fees of $100 per year plus a bonus, (amended to $200 until March 31, 2010) declining to $50 per year, to be paid on a sliding scale over time until February 26, 2020. Subsequent to the year 2012, the former CEO is no longer required to provide services to the Company although payments will continue. In the event that the former CEO passes away before February 26, 2020, any remaining amount payable under the contract will be paid to his surviving spouse until February 26, 2020. Included in long-term liabilities is $231 related to this agreement.

(i)	Pursuant to the appointment of a new director to Opta Minerals on May 12, 2008, the following transactions and balances are classified as related party:

Included in long-term debt is a promissory note in the amount of $3,000 (2007 - $4,500) with annual instalments of $1,500 plus interest at 5.6%. The promissory note and accrued interest are payable to the former shareholders of Magtech (a 2006 Opta Minerals acquisition). As a result of the previous shareholdings, the director receives 26.5% of the total payment.

- F37 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

15. Related party transactions and balances continued

Included in other long-term liabilities is an amount of $1,110 representing the estimated contingent consideration pursuant to the acquisition of Bimac. The additional consideration, not to exceed $3,850, may be payable based on the achievement of certain pre-determined earnings targets to September 2016. As a result of the previous shareholdings, the director receives 61.7% of any additional consideration payments. During the year ended December 31, 2008, $514 (2007 - $526) of contingent consideration has been paid.

(j)	Other amounts due to/from officers/directors of the Company included in accounts receivable as at December 31, 2008 were $9 (2007 - $7).

16. Commitments and contingencies

(a) Class action lawsuits

The Company and certain officers (one of whom is a director) and a former director were named as defendants in proposed class action lawsuits in the United States. These lawsuits were filed between January 28, 2008 and March 19, 2008 in the United States District Court for the Southern District of New York. These actions were also filed against two Company Officers, one of whom is a director, as well as a former director who was named in certain actions. The Company was alleged to have violated Section 10(b) of the 1934 Securities Exchange Act and Rule 10b-5 promulgated by the United States Securities and Exchange Commission. Additionally, the named officers and directors (one of whom is a former director) were alleged to have violated Section 20(a) of the 1934 Securities Exchange Act. The complaints alleged different proposed class periods. They have now been consolidated into one class action with a lead plaintiff. On January 28, 2009, the Court appointed Western Washington Laborers-Employers Pension Trust and Operating Engineers Construction Industry and Miscellaneous Pension Fund (the “Pension Funds”) as the lead plaintiff in one consolidated class action aggregating the various class action lawsuits. Similarly, one proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008 against the Company and certain officers (one of whom is a director), alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under the Ontario Securities Act. On August 29, 2008 the plaintiff filed a motion to amend the claims against us to include additional allegations. The Canadian plaintiffs claim compensatory damages of Cdn $100,000 and punitive damages of Cdn $10,000 and other monetary relief. Motions for class certification of the Ontario action, and leave to pursue statutory claims under Ontario’s Securities Act, are currently scheduled to be heard in May 2009. Management intends to vigorously defend these actions. These claims and possible claims are at an early stage and it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

(b) Formal investigation by the Securities and Exchange Commission

In 2008 the Company received letters from the Securities and Exchange Commission (“SEC”) requesting additional information in connection with the restatement of the Company’s filings for each of the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007. Additionally the SEC has started the process of conducting interviews with certain current and past employees. The Company continues to cooperate with the requests from the SEC in connection with its formal investigation. An enforcement action by the SEC could result in expense in the form of fines or other levies. Management cannot conclude whether the prospect of an unfavorable outcome in this matter is probable, or estimate the loss, if any, that might arise from any enforcement action taken against the company or its officers. Accordingly, no accrual has been made at this time for this contingency.

- F38 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

16. Commitments and contingencies continued

(c) SunOpta BioProcess lawsuit against Abengoa and Abener arbitration

The Company commenced a suit on January 17, 2008, against Abengoa New Technologies Inc. (“Abengoa”) and a former employee of SunOpta Inc. alleging theft of trade secrets, breach of contract, tortious interference with contract and civil conspiracy, and filed motions for expedited discovery and a preliminary injunction. Abengoa has filed a counterclaim alleging breach of contract, misappropriation of trade secrets and other contractual violations. The United States District Court, Eastern District of Missouri, recently referred the core claims to arbitration and stayed the other claims pending the outcome of the arbitration scheduled for the end of July 2009. While management is confident in its position, the outcome of this matter cannot be predicted at this time.

In January 2008, a customer of ours, Abener Energia S.A. (an affiliate of Abengoa), terminated a contract valued at approximately $7,000 for the delivery of equipment and related services, forcing the matter into arbitration under its provisions. In December, the arbitrator rendered his final decision partially allowing Abener’s claim and awarded Abener approximately € 1,329 (U.S. - $1,729) in damages. We intend to resist the enforcement of the award pending the outcome of the Abengoa arbitration referenced above. The amount awarded to Abener is included in other expense on the consolidated statement of operations and comprehensive (loss) income, and has been accrued for on the consolidated balance sheet.

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

(f) Grain and sunflower purchase commitments

In the normal course of business, the SunOpta Food Group holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain. The SunOpta Food Group also has commitments to purchase $51,505 (2007 - $57,981) of grains and sunflowers in the normal course of business.

(g) Letters of credit

The Company has outstanding letters of credit at December 31, 2008 totalling $1,977 (2007 - $1,056).

- F39 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

16. Commitments and contingencies continued

(h) Real property lease commitments

The Company has entered into various leasing arrangements, which have fixed monthly rents that are adjusted annually each year for inflation.

Minimum commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

$
2009	5,519
2010	4,728
2011	3,724
2012	2,484
2013	2,345
Thereafter	3,004
21,804

In the years 2008, 2007 and 2006, net minimum rents, including contingent rents and sublease rental income, were $8,913, $8,199 and $7,303, respectively.

(i) Contingent consideration

As a result of acquisitions, the Company may be committed to pay contingent consideration for fiscal years 2008 to 2017 based on certain earning targets and thresholds. The contingent consideration for acquisitions that occurred in 2008 and 2007 is described in note 2. At December 31, 2008, $2,554 is accrued in current portion of long-term liabilities related to earnouts that were earned.

- F40 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

17. Segmented information

The Company operates in three industries divided into eight operating segments:

(a) SunOpta Food Group (Food Group) sources, processes, packages, markets and distributes a wide range of natural, organic, kosher and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food and natural health products. There are five segments in the Food Group:

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

iii)

SunOpta Fruit Group (Fruit Group) consists of berry processing facilities and fruit base operations, that processes frozen strawberries, peaches, mangos and other fruits and vegetables, and packs natural and organic frozen fruits and vegetables for the food service, private label retail and industrial ingredient markets. The Group also includes the Healthy Snack Operations, which produces natural and organic apple-based fruit snacks;

iv)

SunOpta International Sourcing and Trading Group (IST) – sources raw material ingredients, as well as trades organic commodities. In addition, it provides organic food solutions to major global food manufacturers and distributors, and supermarket chains with a variety of industrial and private label retail products; and

v)

SunOpta Distribution Group (Distribution Group) represents the final layer of the Company’s vertically integrated natural and organic foods business model. This group operates a national natural, organic and specialty foods and health and natural health products distribution network in Canada.

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

(d) Corporate Services provide a variety of management, financial, information technology, treasury and administration roles to the operating segments from the head offices in Ontario, Canada, and Minnetonka, Minnesota.

Effective January 1, 2008, two divisions previously included within the SunOpta Ingredients Group have been transferred, one to the SunOpta Grains and Foods Group and the other to the SunOpta Distribution Group. The segmented information for the comparative year ended December 31, 2007 has been updated to reflect the current year’s segment presentation.

Effective July 1, 2008, the Company removed TOC and SunOpta Global Organic Ingredients from the SunOpta Fruit Group and created a new segment called International Sourcing and Trading. These segments reflect how the Company manages the business, and distinguishes between the processing of fresh fruit and vegetables primarily in the southern United States and Mexico, and the sourcing and processing of organic products from outside North America. The segmented information for the comparative years ended December 31, 2007 and 2006 has been updated to reflect the current year’s segment presentation.

- F41 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

17. Segmented information continued

Also effective July 1, 2008, the Company allocated the former SunOpta BioProcess and Corporate Group into two segments: SunOpta BioProcess and Corporate Services. In previous periods, the Company had combined these two segments, as revenues of SunOpta BioProcess were less than 1% of consolidated revenues. The segmented information for the comparative years ended December 31, 2007 and 2006 has been updated to reflect the current year’s segment presentation.

The Company’s assets, operations and employees are principally located in Canada, the United States, Mexico, Europe and China. Revenues are allocated to the United States, Canada and Europe and Other external markets based on the location of the customer. Other expense, net, dilution gain, interest expense, net, provision for (recovery of) income taxes and minority interest are not allocated to the segments.

					2008
		Opta	SunOpta	Corporate
	Food Group	Minerals	BioProcess	Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	536,861	61,608	715	-	599,184
Canada	285,238	18,201	720	-	304,159
Europe and Other	138,217	13,613	-	-	151,830
Total revenues from external customers	960,316	93,422	1,435	-	1,055,173

Segment earnings (loss) before the following:	22,833	5,531	(3,286)	(8,875)	16,203

Other expense, net					1,003
Goodwill impairment					10,154
Interest expense, net					(14,281)
Provision for income taxes					790
Minority interest					911
Loss for the year					(10,936)

Identifiable assets	438,261	100,392	24,999	17,395	581,047
Amortization	13,773	4,351	126	1,114	19,364
Goodwill	39,862	14,160	-	-	54,022
Expenditures on property, plant and equipment	6,855	1,376	748	671	9,650

The total goodwill impairment of $10,154 relates to the SunOpta Fruit Group of $8,198, and the SunOpta International Sourcing and Trading Group of $1,956 (see note 6).

- F42 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

17. Segmented information continued

The Food Group has the following segmented reporting:

						2008
	Grains and
	Foods	Ingredients	Fruit		Distribution	Food
	Group	Group	Group	IST	Group	Group
	$	$	$	$	$	$
External revenues by market:
United States	272,298	55,493	142,661	65,545	864	536,861
Canada	12,441	6,084	5,509	3,190	258,014	285,238
Europe and Other	42,568	3,693	2,709	89,079	168	138,217
Total revenues from external customers	327,307	65,270	150,879	157,814	259,046	960,316

Segment earnings (loss) before other expense, net and goodwill impairment	18,541	3,392	(10,219)	1,333	9,786	22,833

Identifiable assets	127,971	38,259	97,647	85,153	89,231	438,261
Amortization	3,937	1,353	3,920	1,212	3,351	13,773
Goodwill	2,867	12,030	-	8,223	16,742	39,862
Expenditures on property, plant and equipment	3,308	913	1,198	404	1,032	6,855

					2007
		Opta	SunOpta	Corporate
	Food Group	Minerals	BioProcess	Services	Consolidated
	$	$	$	$	$
External revenues by market
United States	448,292	53,638	1,077	-	503,007
Canada	236,582	18,283	-	-	254,865
Europe and Other	40,416	3,444	762	-	44,622
Total revenues from external customers	725,290	75,365	1,839	-	802,494

Segment earnings (loss) before the other expense, net and goodwill impairment:	12,348	6,668	(5,985)	(7,369)	5,662

Other expense, net					1,187
Dilution gain					693
Goodwill impairment					996
Interest expense, net					(8,823)
Recovery of income taxes					(6,101)
Minority interest					1,043
Earnings for the year					407

Identifiable assets	420,845	97,782	28,824	21,989	569,440
Amortization	10,603	3,395	124	936	15,058
Goodwill	44,897	10,606	-	-	55,503
Expenditures on property, plant and equipment	26,301	1,834	249	1,302	29,686

The goodwill impairment of $996 relates to the SunOpta Fruit Group (see note 6).

- F43 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

17. Segmented information continued

The Food Group has the following segmented reporting:

						2007
	Grains and
	Foods	Ingredients	Fruit		Distribution	Food
	Group	Group	Group	IST	Group	Group
	$	$	$	$	$	$
External revenues by market:
United States	205,220	64,343	127,328	50,387	1,014	448,292
Canada	8,141	2,984	5,140	1,061	219,256	236,582
Europe and Other	34,660	2,988	1,177	1,591	-	40,416
Total revenues from external
customers	248,021	70,315	133,645	53,039	220,270	725,290
Segment earnings (loss) before other expense, net and goodwill impairment:	16,155	4,432	(18,679)	997	9,443	12,348

Identifiable assets	123,919	44,824	123,344	23,612	105,146	420,845
Amortization	3,821	1,297	2,360	229	2,896	10,603
Goodwill	2,590	12,030	8,288	1,918	20,071	44,897
Expenditures on property, plant and equipment	5,788	1,022	13,550	102	5,839	26,301

					2006
		Opta	SunOpta	Corporate
	Food Group	Minerals	BioProcess	Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	339,950	43,919	886	-	384,755
Canada	153,120	19,537	15	-	172,672
Europe and Other	37,383	805	2,411	-	40,599
Total revenues from external customers	530,453	64,261	3,312	-	598,026

Segment earnings (loss) before the following:	23,007	6,876	(138)	(6,447)	23,298

Other expense, net					1,147
Interest expense, net					(7,021)
Provision for income taxes					3,129
Minority interest					1,042
Earnings for the year					10,959

Identifiable assets	312,345	73,422	5,394	13,569	404,730
Amortization	8,073	2,700	84	844	11,701
Goodwill	40,268	10,253	-	-	50,521
Expenditures on property, plant and equipment	9,259	1,427	225	-	10,911

- F44 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

17. Segmented information continued

						2006
	Grains and
	Foods	Ingredients	Fruit		Distribution	Food
	Group	Group	Group	IST	Group	Group
	$	$	$	$	$	$
External revenues by market:
United States	159,652	46,561	95,330	38,219	188	339,950
Canada	5,235	3,967	4,730	1,644	137,544	153,120
Europe and Other	26,358	8,131	1,661	1,233	-	37,383
Total revenues from external customers	191,245	58,659	101,721	41,096	137,732	530,453

Segment earnings before other expense, net	6,711	4,018	4,082	2,319	5,877	23,007

Identifiable assets	94,584	42,846	74,632	19,552	80,731	312,345
Amortization	3,410	1,187	1,648	220	1,608	8,073
Goodwill	2,158	12,030	6,651	1,678	17,751	40,268
Expenditures on property, plant and equipment	4,247	734	3,338	58	882	9,259

Geographic segments

				2008
	United		Europe and
	States	Canada	Other	Total
	$	$	$	$
Property, plant and equipment	86,523	19,098	5,020	110,641
Goodwill	21,294	20,290	12,438	54,022
Total assets	348,346	132,498	100,203	581,047

				2007
	United		Europe
	States	Canada	and Other	Total
	$	$	$	$
Property, plant and equipment	89,679	23,499	3,211	116,389
Goodwill	29,659	23,343	2,501	55,503
Total assets	364,363	174,982	30,095	569,440

Other includes operations in Mexico as part of the SunOpta Fruit Group, operations in Slovakia as part of Opta Minerals and Europe as part of the SunOpta International Sourcing and Trading.

The Company had no customers in 2008, 2007 or 2006 for which sales exceeded 10% of the Company’s total revenues.

- F45 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

18. Other expenses, net

	2008	2007	2006
	$	$	$
Abener arbitration (a)	1,729	-	-
Insurance proceeds (b)	(784)	-	-
Closure costs (c)	-	551	-
Lawsuit (d)	-	501	-
Product recall and other costs (e)	-	-	822
Other	58	135	325
	1,003	1,187	1,147

(a) Abener arbitration

In the fourth quarter of 2008, an arbitrator rendered a decision in favour of Abener’s claim against the Company, and awarded Abener €1,329 (U.S. - $1,729) in damages. This arbitration amount has been included in other expense (note 16(b)).

(b) Insurance proceeds

In 2008, the Company received total cash proceeds of $1,947, which was $784 above the carrying cost of assets destroyed in fires at facilities in the Grains and Foods Group. As a result, the gain on disposal of assets has been recorded as other income on the consolidated statements of operations and comprehensive (loss) income.

(c) Closure costs

During 2007, the Company closed two distribution warehouses within the Distribution Group in Canada and, as a result, incurred $551 in costs related to severance, closure costs and the disposal of certain property, plant and equipment.

(d) Lawsuit

The Company previously had a receivable for legal fees relating to a judgment awarded in favour of the Company in 2004. As a result of a court ruling in 2007, the Company took a charge for the remaining unrecovered legal fees. The Company has appealed the court’s 2007 decision; however, collection is uncertain.

(e) Product recall and other costs

On December 4, 2006, a wholly owned subsidiary of the Company, announced a voluntary recall of frozen strawberries sold exclusively to a customer for use in the strawberry smoothies sold in stores in the southwest United States between the period November 25, 2006 and December 1, 2006, due to the concern that this product may have been contaminated with Listeria monocytogenes.

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

- F46 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

19. Fair values

Effective January 1, 2008, the Company adopted the provisions of SFAS 157 applicable to financial assets and liabilities and to certain non-financial assets and liabilities that are measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

SFAS 157 provides a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions with respect to how market participants would price an asset or liability. These two inputs used to measure fair value fall into the following three different levels of the fair value hierarchy:

  Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that are observable

  Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are non-active; inputs other than quoted prices that are observable and derived from or are corroborated by observable market data

  Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable due to little or no market activity

This hierarchy requires the use of observable market data when available.

Pursuant to FSP FAS 157-2 “Effective Date of FASB Statement No. 157”, the Company will delay the adoption of SFAS 157 for its nonfinancial assets and liabilities that are recognized on a nonrecurring basis, including goodwill, other intangible assets, and asset retirement obligations to January 1, 2009. The Company is in the process of assessing the impact, if any, that the adoption of FAS 157-2 will have on its consolidated financial statements.

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value
	Asset
	(Liability)	Level 1	Level 2
	$	$	$
(a) Commodity futures and forward contracts
Unrealized short-term derivative gain	2,987	262	2,725
Unrealized long-term derivative gain	73	-	73
Unrealized short-term derivative loss	(4,437)	-	(4,437)
Unrealized long-term derivative loss	(374)	-	(374)
(b) Inventories carried at market	5,710	-	5,710
(c) Interest rate swap	(1,984)	-	(1,984)
(d) Forward foreign currency contracts	(2,534)	-	(2,534)

- F47 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

19. Fair values continued

(a) Commodity futures and forward contracts

The Company’s derivative contracts that are measured at fair value include exchange-traded commodity futures and forward commodity purchase and sale contracts. Exchange-traded futures are valued based on unadjusted quotes for identical assets priced in active markets and are classified as level 1. Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk, and the Company’s knowledge of current market conditions, the Company does not view non-performance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts. Local market adjustments using observable inputs or market transactions for identical assets or liabilities, and, as a result, are classified as level 2.

(b) Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade. Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the consolidated statements of operations and comprehensive (loss) income.

(c) Interest rate swap

Opta Minerals entered into an interest rate swap to minimize its exposure to interest rate risk. At each period end, management calculates the mark-to-market fair value using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current mark-to-market position. The mark-to-market gain or loss is placed in level 2 of the fair value hierarchy. Gains and losses on changes in the fair value of the interest rate swap are included in other comprehensive income on the consolidated statements of operations and comprehensive (loss) income.

(d) Foreign forward currency contracts

The Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as there are quoted prices in active markets to observe the fair value determination. Gains and losses on foreign forward currency contracts are included in foreign exchange on the consolidated statements of operations and comprehensive (loss) income as they do not qualify for hedge accounting.

20. Dilution gain

On July 30, 2007, Opta Minerals, the Company’s subsidiary, acquired 100% of the outstanding shares of Newco a.s. (note 2). As part of the consideration for the purchase, Opta Minerals issued one million common shares. As a result of the issuance of common shares, the Company recorded a non-taxable dilution gain of $693 and the percentage of common shares of Opta Minerals held by the Company was reduced from approximately 70.4% to 66.6% .

21. Cash and cash equivalents

Included in cash and cash equivalents is $22,077 (2007 - $26,556) of cash relating to SunOpta BioProcess that was raised as a result of the preferred share issuance (note 10). These funds are specific to SunOpta BioProcess and can only be used by SunOpta BioProcess, who will use these funds for working capital purposes, continued development of biomass conversion technologies and to build and operate commercial-scale facilities for the conversion of cellulosic biomass to ethanol. The cash balance on hand is funding losses since the preferred share issuance, as well as potential future losses of BioProcess. Also included in cash and cash equivalents are funds of $1,377 (2007 - $2,336) that are only available for use by Opta Minerals.

- F48 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

21. Cash and cash equivalents continued

These funds (2008 - $23,454; 2007 - $28,892) are consolidated for financial statement reporting purposes due to the Company’s ownership; however, these funds cannot be utilized by the Company for general corporate purposes and are maintained in separate bank accounts of the legal entities.

At December 31, 2008 and 2007 there were no cash equivalents on the consolidated balance sheets.

22. Employee future benefits

(a) Global Trading Inc. Defined Benefit Plan

Through its acquisition of Congeladora del Rio S.A. de C.V. and Global Trading Inc. (note 2), the Company assumed a defined benefit pension plan. Funding for the plan is based on a function of compensation levels, benefit formulas and years of service. The measurement date used for the accounting valuation for the defined benefit plan was December 31, 2008. Information about the defined benefit plan since its May 14, 2007 acquisition is as follows:

	2008	2007
	$	$
Pension expense (income)
Current service cost	30	38
Interest cost	48	93
Expected return on plan assets	(44)	(147)
Net pension expense (income)	34	(16)

Information with respect to the assets and liabilities in the defined benefit plan is as follows:

	2008	2007
	$	$
Pension assets
Fair value of plan assets, beginning of year	2,450	4,245
Actual return on plan assets	(411)	81
Benefits paid during the year	(1,258)	(1,876)
Fair value of plan assets, end of year	781	2,450

	2008	2007
	$	$
Pension liability
Accrued benefit obligation, beginning of year	1,829	3,640
Current service cost	30	38
Interest cost	48	93
Actuarial gain (loss)	98	(66)
Benefits paid during the year	(1,258)	(1,876)
Accrued benefit obligation, end of year	747	1,829

A reconciliation of the net pension asset is as follows:

	2008	2007
	$	$
Fair value of plan assets, end of year	781	2,450
Accrued benefit obligation, end of year	(747)	(1,829)
Net pension asset, end of year	34	621

- F49 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

22. Employee future benefits continued

The pension asset is included in other assets on the consolidated balance sheets.

Pension fund assets are invested primarily in equity and debt securities; however, at December 31, 2008 all funds were invested in cash and money market securities. Asset allocation between equity and debt securities and cash is adjusted based on the expected life of the plan and the expected retirement age of the 5 plan participants. Information with respect to the amounts and types of securities that are in the plan is as follows:

	Amount	Percentage of total plan
	$	%
Equity securities	-	0%
Debt securities	-	0%
Cash and money market	781	100%
	781	100%

The weighted average actuarial assumptions in measuring the accrued benefit obligation for the year ended December 31, 2008 and from the date of acquisition to December 31, 2007 is as follows:

	2008	2007
Projected benefit obligation
Discount rate	4.6%	5.5%
Expected long-term return on plan assets	3.0%	7.0%
Rate of compensation increase	0%	0%

The following table shows the estimated future benefit payments expected to be paid from the plan:

$
2009	-
2010	-
2011	-
2012	-
2013	-
2014-2019	526

(b) The Organic Corporation B.V. Defined Benefit Plan

Through its acquisition of The Organic Corporation B.V. (note 2), the Company assumed a defined benefit pension plan. Funding for the plan is based on a function of compensation levels, benefit formulas and years of service. The measurement date used for the accounting valuation for the defined benefit plan was December 31, 2008. Information about the defined benefit plan since its April 2, 2008 acquisition is as follows:

2008
$
Pension expense (income)
Current service cost	193
Interest cost	19
Expected return on plan assets	(16)
Net pension expense	196

- F50 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

22. Employee future benefits continued

Information with respect to the assets and liabilities in the defined benefit plan is as follows:

2008
$
Pension assets
Fair value of plan assets acquired	290
Actual return on plan assets	(81)
Contributions received	148
Impact of foreign exchange	(33)
Fair value of plan assets, end of year	324

2008
$
Pension liability
Accrued benefit obligation acquired	506
Current service cost	193
Interest cost	19
Actuarial gain	(147)
Impact of foreign exchange	(58)
Accrued benefit obligation, end of year	513

A reconciliation of the net pension asset is as follows:

2008
$
Fair value of plan assets, end of year	324
Accrued benefit obligation, end of year	(513)
Net pension liability, end of year	(189)

The pension liability is included in long-term liabilities on the consolidated balance sheets.

Pension fund assets are invested primarily in equity and debt securities. Asset allocation between equity and debt securities and cash is adjusted based on the expected life of the plan and the expected retirement age of the plan participants. Information with respect to the amounts and types of securities that are in the plan is as follows:

	Amount	Percentage of total plan
	$	%
Equity securities	-	-
Debt securities	-	-
Other	324	100%
	324	100%

The weighted average actuarial assumptions in measuring the accrued benefit obligation for the period from the date of acquisition to December 31, 2008 is as follows:

2008
Projected benefit obligation
Discount rate	5.6%
Expected long-term return on plan assets	5.6%
Rate of compensation increase	2.0%

- F51 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

22. Employee future benefits continued

The following table shows the estimated future benefit payments expected to be paid from the plan:

$
2009	-
2010	-
2011	-
2012	-
2013	-
2014-2018	9

23. Comparative balances

The Company has reclassified comparative balances on the December 31, 2007 consolidated balance sheet, the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2007, as well as the consolidated statements of cash flows for the years ended December 31, 2007 and 2006 to conform to the current year’s presentation. The impact of the comparative reclassifications did not have an impact on earnings for the year, net assets, shareholder’s equity or cash and cash equivalents.

On the consolidated balance sheet, the Company reduced inventory by $1,269 related to commodity futures and forward contracts as well as commodity grains inventory. The $1,269 reduction in inventory resulted in an increase of $5,678 to prepaid expenses and other current assets, a $491 increase to other assets, a $4,868 increase to other current liabilities and a $32 increase to long-term liabilities. The reclassification has the result of reclassifying unrealized gains and losses and fair values of commodity futures and forward contracts to separate line items on the consolidated balance sheet that were previously recorded in inventories.

The comparative balances for revenue and selling, general and administrative expenses have been decreased by $2,000 on the consolidated statement of operations and comprehensive (loss) income to conform to the current year’s financial statement presentation.

On the consolidated statements of cash flows for the years ended December 31, 2007 and 2006, the Company reclassified $2,156 and $356, respectively, related to payment of deferred purchase consideration from financing activities to investing activities.

- F52 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited)

Summarized below is the Consolidated Statement of Earnings and Comprehensive Income for the quarters ended December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, as well as the 2007 restated quarterly comparatives.

	Quarter ended December 31,
	2008	2007
	$	$

Revenues	245,037	209,838
Cost of goods sold	216,319	182,885
Gross profit	28,718	26,953

Warehousing and distribution expenses	4,858	5,794
Selling, general and administrative expenses	25,852	30,424
Intangible asset amortization	1,627	1,189
Other expense, net	1,003	408
Goodwill impairment	10,154	996
Foreign exchange loss	501	277

Loss before the following	(15,277)	(12,135)

Interest expense, net	(3,797)	(2,745)

Loss before income taxes	(19,074)	(14,880)

Recovery of income taxes	(1,375)	(7,863)

Loss before minority interest	(17,699)	(7,017)

Minority interest	(654)	78

Loss for the period	(17,045)	(7,095)

Change in foreign currency translation adjustment	(10,863)	1,203
Actuarial loss on defined benefit plans	(501)	-
Change in fair value of interest rate swap	(467)	(285)

Comprehensive loss for the period	(28,876)	(6,177)

Loss per share for the period
Basic	(0.27)	(0.11)
Diluted	(0.27)	(0.11)

- F53 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited) continued

	Quarter ended September 30,
	2008	2007
	$	$

Revenues	287,747	203,778
Cost of goods sold	246,439	169,867
Gross profit	41,308	33,911

Warehousing and distribution expenses	5,288	5,198
Selling, general and administrative expenses	29,445	22,301
Intangible asset amortization	1,486	1,017
Other expense, net	-	373
Foreign exchange gain	(4,345)	(367)

Earnings before the following	9,434	5,389
Dilution gain	-	693
Interest expense, net	(3,983)	(2,350)

Earnings before income taxes	5,451	3,732

Provision for income taxes	1,043	250

Earnings before minority interest	4,408	3,482

Minority interest	504	440

Earnings for the period	3,904	3,042

Other comprehensive (loss) income for the period	(7,992)	4,630

Comprehensive (loss) income for the period	(4,088)	7,672

Earnings per share for the period
Basic	0.06	0.05
Diluted	0.06	0.05

- F54 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited) continued

	Quarter ended June 30,
	2008	2007
	$	$

Revenues	291,945	205,878
Cost of goods sold	246,077	170,828
Gross profit	45,868	35,050

Warehousing and distribution expenses	5,448	4,969
Selling, general and administrative expenses	34,700	22,638
Intangible asset amortization	1,508	1,012
Other expense, net	-	217
Foreign exchange gain	(1,279)	(378)

Earnings before the following	5,491	6,592

Interest expense, net	(3,601)	(1,817)

Earnings before income taxes	1,890	4,775

Provision for income taxes	473	1,048

Earnings before minority interest	1,417	3,727

Minority interest	698	322

Earnings for the period	719	3,405

Other comprehensive income for the period	1,880	5,546

Comprehensive income for the period	2,599	8,951

Earnings per share for the period
Basic	0.01	0.05
Diluted	0.01	0.05

- F55 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited) continued

	Quarter ended March 31,
	2008	2007
	$	$

Revenues	230,444	183,000
Cost of goods sold	190,243	152,780
Gross profit	40,201	30,220

Warehousing and distribution expenses	5,446	4,938
Selling, general and administrative expenses	27,811	20,548
Intangible asset amortization	1,258	983
Other expense, net	-	189
Foreign exchange loss (gain)	288	(71)

Earnings before the following	5,398	3,633

Interest expense, net	(2,900)	(1,911)

Earnings before income taxes	2,498	1,722

Provision for income taxes	649	464

Earnings before minority interest	1,849	1,258

Minority interest	363	203

Earnings for the period	1,486	1,055

Other comprehensive (loss) income for the period	(1,409)	665

Comprehensive income for the period	77	1,720

Earnings per share for the period
Basic	0.02	0.02
Diluted	0.02	0.02

- F56 -

PART I - FINANCIAL INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

/s/ John Dietrich
Date: March 10, 2009
SunOpta Inc.
By John Dietrich
Vice President and Chief Financial Officer

- F57 -