Form 10-Q
period 2009-03-31
SunOpta Inc.
filed 2009-05-11
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

______________________________________________________

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

Yes ☐         No ☒

At April 30, 2009 registrant had 64,692,661 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $113,617,498. The Company’s common shares are traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

SUNOPTA INC.	1	March 31, 2009 10-Q

SUNOPTA INC.
FORM 10-Q
For the quarter ended March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008.
Condensed Consolidated Statements of Comprehensive (Loss) Earnings for the three months ended March 31, 2009 and 2008.
Condensed Consolidated Balance Sheets as at March 31, 2009 and December 31, 2008.
Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2009 and 2008.
Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2009 and 2008.
Notes to Condensed Consolidated Financial Statements.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Item 4.	Disclosure Controls and Procedures
Item 4A.	Controls and Procedures

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits
All financial information is expressed in United States Dollars. The closing rate of exchange on April 30, 2009 was CDN $1 = U.S. $0.8382.

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and include words or phrases such as “management anticipates,” “we believe,” “we anticipate,” “we expect,” “we plan,” “we will,” and words and phrases of similar impact and include, but are not limited to references to business strategies, competitive strengths, goals, capital expenditure plans, business and operational growth plans and references to the future growth of the business. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its interpretation of current conditions, historical trends and expected future developments as well as other factors that the Company believes are appropriate in the circumstance.

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

SUNOPTA INC.	2	March 31, 2009 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Condensed Consolidated Financial Statements

SunOpta Inc.

For the Three Months Ended March 31, 2009

(Unaudited)

SUNOPTA INC.	3	March 31, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31,	March 31,
	2009	2008
	$	$

Revenues	232,074	230,444
Cost of goods sold	198,427	190,243
Gross profit	33,647	40,201
Warehousing and distribution expenses	4,461	5,446
Selling, general and administrative expenses	26,852	27,811
Intangible asset amortization	1,431	1,258
Other income, net	(186)	-
Foreign exchange loss	1,263	288
(Loss) earnings before the following	(174)	5,398
Interest expense, net	2,871	2,900
(Loss) earnings before income taxes	(3,045)	2,498
(Recovery of) provision for income taxes	(1,066)	649
(Loss) earnings for the period	(1,979)	1,849
(Loss) earnings for the period attributable to non-controlling interests	(322)	363
(Loss) earnings for the period attributable to SunOpta Inc.	(1,657)	1,486
(Loss) earnings per share for the period (note 5)
– Basic	(0.03)	0.02
– Diluted	(0.03)	0.02

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	4	March 31, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Earnings
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31,	March 31,
	2009	2008
	$	$

(Loss) earnings for the period	(1,979)	1,849
Currency translation adjustment	(4,536)	(1,022)
Change in fair value of interest rate swap, net of tax	49	(387)
Other comprehensive loss for the period, net of tax	(4,487)	(1,409)
Comprehensive (loss) earnings for the period	(6,466)	440
Comprehensive (loss) earnings for the period attributable to non- controlling interest	(621)	363
Comprehensive (loss) earnings for the period attributable to SunOpta Inc.	(5,845)	77

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	5	March 31, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Balance Sheets
As at March 31, 2009 and December 31, 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31,	December 31,
	2009	2008
	$	$

Assets

Current assets
Cash and cash equivalents (note 11)	7,405	24,755
Short-term investments (note 12)	16,500	-
Accounts receivable	101,442	95,129
Inventories (note 3)	190,435	200,689
Prepaid expenses and other current assets	14,267	14,448
Current income taxes recoverable	540	595
Deferred income taxes	4,558	493
	335,147	336,109

Property, plant and equipment	110,765	110,641
Goodwill	52,805	54,022
Intangible assets	60,676	63,161
Deferred income taxes	12,900	16,160
Other assets	1,384	954

	573,677	581,047
Liabilities

Current liabilities
Bank indebtedness (note 6)	76,228	67,164
Accounts payable and accrued liabilities	100,968	106,989
Customer and other deposits	2,606	1,228
Other current liabilities	3,760	4,437
Current portion of long-term debt (note 7)	13,266	12,174
Current portion of long-term liabilities	845	1,362
	197,673	193,354

Long-term debt (note 7)	94,066	99,353
Long-term liabilities	4,858	5,017
Deferred income taxes	13,288	13,614
	309,885	311,338

Preferred shares of a subsidiary company	27,894	27,796

Equity
SunOpta Inc. shareholders’ equity
Capital stock (note 4)	178,056	177,858
64,692,661 common shares (December 31, 2008 – 64,493,320)
Additional paid in capital (note 4)	7,031	6,778
Retained earnings	39,252	40,909
Accumulated other comprehensive (loss) income	(2,922)	1,266
	221,417	226,811
Non-controlling interest (note 1)	14,481	15,102
Total equity	235,898	241,913

	573,677	581,047

Commitments and contingencies (note 9)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	6	March 31, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Shareholders’ Equity
As at March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	(loss) income	interest	Total
	$	$	$	$	$	$

Balance at December 31, 2008	177,858	6,778	40,909	1,266	15,102	241,913

Employee share purchase plan and compensation grants	198	-	-	-	-	198
Stock based compensation	-	253	-	-	-	253
Loss for the period	-	-	(1,657)	-	(322)	(1,979)
Currency translation adjustment	-	-	-	(4,220)	(316)	(4,536)
Change in fair value of interest rate swap, net of tax	-	-	-	32	17	49

Balance at March 31, 2009	178,056	7,031	39,252	(2,922)	14,481	235,898

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	(loss) income	interest	Total
	$	$	$	$	$	$

Balance at December 31, 2007	176,547	5,967	51,845	20,618	13,863	268,840

Options exercised	219	-	-	-	-	219
Stock based compensation	-	238	-	-	-	238
Earnings for the period	-	-	1,486	-	363	1,849
Non-controlling interest contributions	-	-	-	-	81	81
Currency translation adjustment	-	-	-	(1,022)	-	(1,022)
Change in fair value of interest rate swap, net of tax	-	-	-	(387)	-	(387)

Balance at March 31, 2008	176,766	6,205	53,331	19,209	14,307	269,818

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	7	March 31, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	March 31,	March 31,
	2009	2008
	$	$

Operating activities
(Loss) earnings for the period	(1,979)	1,849
Items not affecting cash
Amortization	4,731	4,378
Unrealized gain on foreign exchange	(525)	-
Deferred income taxes	(1,798)	488
Other	(475)	62
Changes in non-cash working capital (note 8)	(4,474)	(11,427)

	(4,520)	(4,650)
Investing activities
Increase in short-term investments	(16,500)	-
Purchases of property, plant and equipment, net	(4,588)	(2,366)
Payment of deferred purchase consideration	(500)	(500)
Purchase of patents, trademarks and other intangible assets	(64)	(90)
Other	50	52

	(21,602)	(2,904)
Financing activities
Increase in line of credit facilities	12,002	4,852
Borrowings under long-term debt	716	13,075
Proceeds from the issuance of common shares	198	219
Repayment of long-term debt	(4,019)	(7,957)
Other	69	84

	8,966	10,273

Foreign exchange loss on cash held in a foreign currency	(194)	(20)

(Decrease) increase in cash and cash equivalents during the period	(17,350)	2,699

Cash and cash equivalents – beginning of the period	24,755	30,302

Cash and cash equivalents – end of the period	7,405	33,001

Supplemental cash flow information (notes 8, 11 and 12)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	8	March 31, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1.

Basis of presentation and new accounting pronouncements

The interim condensed consolidated financial statements of SunOpta Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2008.

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ending December 31, 2008. All significant intercompany accounts and transactions have been eliminated on consolidation.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. In addition, SFAS No. 141(R) establishes recognizing contingent consideration at the acquisition date measured at its fair value. SFAS No. 141(R) became effective for the Company January 1, 2009, but did not have a significant impact on the Company’s consolidated financial statements.

Pursuant to FASB Staff Position (“FSP”) FAS 157-2 “Effective Date of FASB Statement No. 157”, the Company adopted SFAS157 for non-financial assets and liabilities that are recognized on a non-recurring basis effective January 1, 2009. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership in subsidiaries held by parties other than the parent, the amount of consolidated earnings attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 became effective January 1, 2009. As required by SFAS No. 160, the Company has retrospectively applied the presentation to prior year balances and has added disclosures to its consolidated balance sheets, consolidated statements of shareholders’ equity and consolidated statements of cash flows, as well as creating a new consolidated statement of comprehensive (loss) earnings, as a result of adopting this standard.

During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161)”. SFAS 161 expands and disaggregates the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (SFAS 133)”. The disclosure provisions of SFAS 161 apply to all entities with derivative instruments subject to SFAS 133 and also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 requires an entity with derivatives to disclose how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. Entities must provide tabular disclosures of the location, by line item, of amounts of gains and losses reported in the consolidated statements of operations. SFAS No. 161 became effective for the Company January 1, 2009. The Company enhanced note disclosures as a result of adopting this standard. See note 13 for required disclosures.

SUNOPTA INC.	9	March 31, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
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

In May 2008, the FASB issued Financial Accounting Standard 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 provides guidance on the renewal or extension assumptions used in the determination of useful life of a recognized intangible asset. The intent of FSP 142-3 is to better match the useful life of the recognized intangible asset to the period of expected cash flow used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company will consider this standard when evaluating future transactions to which it would apply.

On April 9, 2009, the FASB issued FSP No. 107-1 and Accounting Practice Bulletin 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. SunOpta Inc. does not expect any material financial statement implications relating to the adoption of this FSP.

On April 9, 2009, the FASB issued FSP No. 115-2 and SFAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarify to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also required increased and more timely disclosure regarding expected cash flows and should be applied prospectively. SunOpta Inc. does not expect any material financial statement implications relating to the adoption of this FSP.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP No. 132(R)-1”). FSP No. 132(R)-1 amends SFAS No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional required disclosures focus on fair value by category of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect a material impact on its financial statements when these additional disclosure provisions are adopted.

SUNOPTA INC.	10	March 31, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Business acquisitions

During the year ended December 31, 2008, the Company completed two acquisitions. These acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition. The following represents the final purchase accounting for these acquisitions.

		MCP Mg-Serbien
	TOC	SAS
	(a)	(b)
Net assets acquired

Cash	1,205	297
Current assets	49,494	1,463
Property, plant and equipment	1,167	325
Goodwill	9,734	4,594
Intangible assets	9,251	-
Other long-term assets	359	57
Current liabilities	(44,854)	(5,434)
Deferred income tax liability	(2,687)	-
Other long-term liabilities	(216)	-
Long-term debt	(1,502)	-
	21,951	1,302

Consideration

Cash consideration including transaction costs	5,467	1,302
Due to former shareholders	1,562	-
Subordinated debt payable to former shareholders	4,685	-
Deferred consideration	10,237	-
	21,951	1,302

(a)  The Organic Corporation

On April 2, 2008, the Company acquired 100% of the outstanding common shares of The Organic Corporation B.V., operating as Tradin Organic Agriculture B.V. ("TOC") for total consideration of €14,055 (U.S - $21,951), including acquisition costs of €500 (U.S - $781). At closing, the Company paid €6,000 (U.S - $9,371) in cash and concurrently received €3,000 (U.S – $4,685) by way of subordinated debt payable to the former shareholders. A promissory note for €1,000 (U.S - $1,562) was also issued bearing interest at 7.0% which is payable March 31, 2010 (note 7(g)). Additional consideration payable in cash on March 31, 2010 will be the greater of €8,000 (U.S - $12,494) or 2.5 times 2009 EBITDA (as defined in the purchase and sale agreement). After the closing of the purchase, the Company and the former TOC shareholders signed an agreement to extend the payment of the additional €8,000 consideration and €3,000 subordinated debt to October 31, 2010. As security pending payment of the promissory note and additional consideration, the Company pledged 100% of the outstanding common shares of TOC to the former shareholders. Due to its non-contingent nature, the present value of the deferred consideration has been included in the total consideration. Any payment in excess of €8,000 will be recorded when the amount can be reasonably determined and would result in an increase in the goodwill related to this acquisition. As a result of TOC’s opening balance sheet not meeting pre-determined working capital targets the additional consideration owing on October 31, 2010 will be reduced by €403 (U.S. - $629).

The intangible assets, consisting of a customer relationships, customer order backlog and non-compete agreements, acquired in this acquisition are not deductible for income tax purposes and are being amortized over their estimated useful lives between one and twelve years. The acquisition serves as an entry point for the Company into the European and other global markets from both the supply and sales side of our sourcing and trading operations, and accordingly, $9,734 of goodwill has been included in the net assets acquired. Goodwill acquired in this acquisition is not deductible for tax purposes.

SUNOPTA INC.	11	March 31, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
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

(b) MCP Mg-Serbien SAS

On July 9, 2008, Opta Minerals acquired 67% of the outstanding common shares of MCP Mg-Serbien SAS (“MCP”) of France for total consideration of $1,302, including acquisition costs of $152. The acquisition continues to expand OPM’s business capabilities into Europe and complements existing operations which supply a wide range of magnesium based desulphurization products. As a result, $4,594 of goodwill has been included in the net assets acquired. Goodwill acquired in this acquisition is not deductible for tax purposes.

MCP operates a production facility in Romans-sur-Isere, France, producing and selling ground magnesium products. This acquisition has been consolidated since its July 9, 2008 acquisition date, and is included in the Opta Minerals segment.

(c) Pro forma data (unaudited)

The condensed pro forma consolidated statement of operations reflects all acquisitions completed in 2008 as if they were completed on January 1, 2008. There were no acquisitions completed in the first three months of 2009.

2008
$
Pro forma revenues	264,634
Pro forma earnings for the period attributable to SunOpta Inc.	1,648
Pro forma earnings per share
Basic	0.03
Diluted	0.03

3.

Inventories

	March 31,	December 31,
	2009	2008
	$	$

Raw materials and work-in-process	71,733	84,821
Finished goods	114,321	114,787
Company-owned grain	13,216	10,936
Inventory reserve	(8,835)	(9,855)
	190,435	200,689

SUNOPTA INC.	12	March 31, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

4.

Capital stock and additional paid in capital

	March 31,	December 31,
	2009	2008
	$	$

Capital stock	178,056	177,858

Additional paid in capital	7,031	6,778

(a)

During the three month period ended March 31, 2009, employees and directors exercised nil (March 31, 2008 – 56,940) common share options and an equal number of common shares were issued for net proceeds of $nil (March 31, 2008 - $219).

(b)

During the three month period ended March 31, 2009, 196,841 (March 31, 2008 – nil) common shares were issued for net proceeds of $196 (March 31, 2008 - $nil) as part of the Company’s employee stock purchase plan.

(c)

During the three month period ended March 31, 2009, 40,000 (March 31, 2008 – 25,000) options were granted to employees at prices ranging from $0.91 to $0.97 (March 31, 2008 - $13.35). The fair value of the options granted was $23 (March 31, 2008 – $188) estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0% (2008 - 0%), an expected volatility of 68% (2008 – 56%), a risk-free interest rate of 1.8% (2008 – 4%), and then reflecting an expected forfeiture rate of 15% and an expected life of six years.

(d)	During the three month period ended March 31, 2009, the Company recognized stock based compensation of $253 (March 31, 2008 - $238) related to the Company’s stock option plans.

(e)

The Company’s Chief Executive Officer received an award of 10,000 common shares of the Company’s stock in the first quarter of 2007. One-quarter of the total award was granted on February 8, 2007, with the remaining three-quarters of the total award to be issued in equal instalments on the anniversary through February 8, 2010. As a result, 2,500 common shares were issued from treasury in the first quarter of 2009.

5.

(Loss) earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of options. The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended
	March 31, 2009	March 31, 2008
	$	$

(Loss) earnings for the period attributable to SunOpta Inc.	(1,657)	1,486

Weighted average number of shares used in basic earnings per share	64,537,618	64,164,200
Dilutive potential of the following:
Employee/director stock options	18,715	143,711

Diluted weighted average number of shares outstanding	64,556,333	64,307,911
(Loss) earnings per share:
Basic	(0.03)	0.02
Diluted	(0.03)	0.02

Options to purchase 1,820,875 (March 31, 2008 – 965,299) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

SUNOPTA INC.	13	March 31, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.

Bank indebtedness

	March 31,	December 31,
	2009	2008
	$	$

Canadian line of credit facility (a)	2,311	134
U.S. line of credit facility (b)	41,764	28,344
Opta Minerals Canadian line of credit facility (c)	6,972	7,797
TOC line of credit facilities (d)	25,181	30,889
	76,228	67,164

Subsequent to quarter-end, the Company negotiated certain amendments to its banking facilities. The amendments include a reduction in the maximum availability under the Canadian Line of Credit Facility from Cdn $25,000 to Cdn $20,000, as well as an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company. In addition, the Canadian and U.S. Line of Credit facilities have been extended from June 30, 2009 to December 31, 2009. The disclosure contained in 6(a) and 6(b) below is presented at March 31, 2009 and does not reflect these amendments.

(a) Canadian Line of Credit Facility:

At March 31, 2009, the Company has a Canadian line of credit of Cdn $25,000 (U.S. $19,821). As of March 31, 2009, $2,311 (2008 - $134) of this facility was utilized, and there were no amounts committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios. At March 31, 2009, the interest rate on this facility was 4.25%, calculated as Canadian prime plus a premium of 0.50%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of the Company’s Canadian business as defined in the Credit Agreement. At March 31, 2009, the borrowing base supported draws to the maximum line of credit.

(b) U.S. Line of Credit Facility:

The Company has a U.S. line of credit of $60,000. As at March 31, 2009, $42,248 (2008 - $28,377) of this facility was utilized, including $484 (2008 - $33) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios. At March 31, 2009, the weighted average interest rate on this facility was 4.62%, based on U.S. LIBOR loans plus a premium of 0.50%. The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories of the Company’s U.S. business as defined in the Credit Agreement. At March 31, 2009, the borrowing base supported draws to the maximum line of credit.

The above facilities and long-term loans (note 7) are collateralized by a first priority security against substantially all of the Company’s assets in both Canada and the United States, excluding the assets of Opta Minerals, SunOpta BioProcess and TOC.

The Company has certain financial covenants that are calculated quarterly. See note 7 for a discussion of the Company’s compliance with respect to these covenants.

(c) Opta Minerals Canadian Line of Credit Facility:

Opta Minerals has a line of credit facility of Cdn $15,000 (U.S. - $11,892). At March 31, 2009, Cdn $9,876 (U.S. - $7,830) (2008 – Cdn $10,569 (U.S. - $8,677)) of this facility has been utilized, including letters of credit in the amount of $858 (2008 - $880). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including prime, U.S. dollar base rate, bankers’ acceptances or LIBOR plus a margin based on certain financial ratios of the Company. At March 31, 2009, the weighted average interest rate on this facility was 5.25% (2008 – 5.25%).

Opta Minerals’ line of credit facility, along with its unused portion of the revolving acquisition facility (note 7(e)), is subject to annual extensions, and were extended on July 17, 2008 through June 30, 2009.

SUNOPTA INC.	14	March 31, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.

Bank indebtedness continued

(d) TOC Line of Credit Facilities:

TOC has a line of credit facility of €30,000 (U.S. - $39,852). At March 31, 2009 €20,610 (U.S. - $27,378) (2008 - €22,904 (U.S. - $31,953)) of this facility had been utilized, including letters of credit in the amount of €1,654 (U.S. $2,197) (2008 - €763 (U.S. $1,064)). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. LIBOR, Euro LIBOR plus a premium 1.85%. At March 31, 2009, the weighted average interest rate on this facility was 3.38%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of TOC and its subsidiaries. At March 31, 2009, the borrowing base securing this facility supported draws to €22,708 (U.S. - $30,165) (2008 - €23,111 (U.S. – $32,242)).

7.

Long-term debt

	March 31,	December 31,
	2009	2008
	$	$

Syndicated Lending Agreement:
Term loan facility (a)	45,000	45,000
Non-revolving acquisition facility (b)	6,000	6,300
Revolving acquisition facility (c)	14,625	15,600

Other Long-Term Debt:
Opta Minerals term loan facility (d)	8,424	8,980
Opta Minerals revolving acquisition facility (e)	11,935	11,835
Subordinated debt to former shareholders of TOC (f)	4,716	4,643
Promissory notes (g)	16,278	18,722
Term loan payables (h)	180	273
Capital lease obligations (i)	174	174
	107,332	111,527
Less: Current portion	13,266	12,174
	94,066	99,353

Subsequent to quarter-end, the Company negotiated certain amendments to its banking facilities. The amendments include a permanent waiver to certain financial covenants at March 31, 2009, amended covenants for June 30, 2009, September 30, 2009 and December 31, 2009, the cancellation of the revolving portion of the Revolving Acquisition Facility upon its maturity date of June 30, 2009, as well as an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company. The disclosure contained in 7(a), 7(b) and 7(c) below is presented as at March 31, 2009 and does not reflect these amendments.

Details of the Company’s long-term debt are as follows:

(a) Term loan facility:

The term loan facility balance at March 31, 2009 was $45,000 (2008 - $45,000). The entire loan principal is due December 20, 2010 and, at that time, is renewable at the option of the lender and the Company. Interest on the term loan facility is payable at a fixed rate of 6.44% plus a margin of up to 250 basis points based on certain financial ratios of the Company. As at March 31, 2009, the interest rate was 6.94% (2008 – 8.94%). The fair value of the term loan facility at March 31, 2009 was approximately $44,000.

SUNOPTA INC.	15	March 31, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.

Long-term debt continued

(b) Non-revolving acquisition facility:

The non-revolving acquisition facility balance at March 31, 2009 was $6,000 (2008 - $6,300). Minimum quarterly repayment amounts in 2008 and 2009 are $300, with any remaining outstanding principal balance due in May 2010. At March 31, 2009, the interest rate on this facility was 3.16%, calculated as LIBOR plus a premium of 2.25% (2008 – 4.25%).

(c) Revolving acquisition facility:

The revolving acquisition facility balance at March 31, 2009 was $14,625 (2008 - $15,600). Principal payments on this facility are payable quarterly equal to the greater of (a) 1/20 of the initial drawdown amount of the facility, or (b) 1/20 of the outstanding principal amount as of the date of the last draw. At March 31, 2009, the interest rate on this facility was 3.16% (2008 – 8.96%), calculated as LIBOR plus a premium of 2.25% (2008 – 4.25%). This facility will cease to be revolving on June 30, 2009 as a result of the amendment negotiated subsequent to quarter end.

The above term loan facility, non-revolving acquisition facility, revolving acquisition facility and the U.S. line of credit facility (note 6), are collateralized by a first priority security against substantially all of the Company’s assets in Canada, the United States and Mexico, excluding the assets of Opta Minerals, SunOpta BioProcess and TOC.

(d) Opta Minerals Term Loan Facility:

The term loan facility has a maximum available borrowing amount of Cdn $12,500 (U.S. - $9,910). This facility matures on July 30, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of Cdn $312 (U.S. - $247). The outstanding balance on the term loan facility at March 31, 2009 was Cdn $10,625 (U.S. - $8,424) (2008 – Cdn $10,938 (U.S. - $8,980)). At March 31, 2009, the weighted average interest rate on this facility was 5.11% (2008 – 5.11%).

(e) Opta Minerals Revolving Acquisition Facility:

The revolving acquisition facility has a maximum available borrowing amount of Cdn $20,000 (U.S. - $15,857) to finance future acquisitions and capital expenditures. Principal is payable quarterly equal to 1/40 of the drawdown amount. Any remaining outstanding principal under this facility is due upon maturity. The outstanding balance on the revolving acquisition facility at March 31, 2009 was Cdn $15,054 (U.S. - $11,935) (2008 – Cdn $14,415 (U.S. - $11,835)). At March 31, 2009, the weighted average interest rate on this facility was 4.10% (2008 – 4.75%).

The credit facilities described above are collateralized by a first priority security against substantially all of the Opta Minerals assets in both Canada and the United States.

Opta Minerals entered into a cash flow hedge in 2007. The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (U.S. - $13,637) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The estimated fair value of the interest rate swap at March 31, 2009 was a loss of $1,855 (December 31 2008 – loss of $1,984). The incremental gain in fair value of $49 has been recorded in other comprehensive loss for the period. The fair value liability is included in long-term liabilities on the consolidated balance sheets.

(f) Subordinated debt to former shareholders of TOC:

In conjunction with the acquisition of TOC on April 2, 2008, its former shareholders provided a subordinated loan to TOC in the amount of €3,000 (U.S. - $3,985). The loan bears interest at 7% payable to the former shareholders on a semi-annual basis. The subordinated loan, as well as €453 (U.S. - $602) previously loaned to TOC, is repayable in full on October 31, 2010. Additionally, a related party to the former shareholders holds a demand loan with TOC in the amount of €500 (U.S. - $664) which bears interest at 7.0% payable on a quarterly basis.

SUNOPTA INC.	16	March 31, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.

Long-term debt continued

(g) Promissory Notes:

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions bearing a weighted average interest rate of 6.5% (2008 – 6.4%), due in varying installments through 2012 with principal repayments of $3,537 (2008 - $3,773) due in the next 12 months. As a result of the acquisition of TOC, the Company issued €8,000 (U.S. - $10,627) of promissory notes with an interest rate of 7%, which are secured by a pledge of the common shares of TOC. The Company and the former TOC shareholders signed an amendment to the purchase and sale agreement extending the repayment date for the €8,000 (U.S. - $10,627) of promissory notes to October 31, 2010. As a result of TOC’s opening balance sheet not meeting pre-determined working capital targets, €403 (U.S. - $535) of these promissory notes will not be paid. Other notes issued to former shareholders are unsecured.

(h) Term Loans Payable:

Term loans payable bear a weighted average interest rate of 4.8% (2008 – 4.7%) due in varying installments through 2010 with principal payments of $136 due in the next 12 months.

(i) Capital Lease Obligations:

Capital lease obligations due in monthly payments, with a weighted average interest rate of 7.0% (2008 – 7.0%)

The long-term debt and capital leases described above have required repayment terms in the next five years ending March 31 as follows:

2010	$13,266
2011	77,893
2012	2,622
2013	2,578
2014	2,347
Thereafter	8,626
$107,332

As part of its lending agreements, the Company is required to maintain compliance with certain financial covenants. At March 31, 2009, the Company was not in compliance with certain of these financial covenants, which relate to the Canadian line of credit facility, the U.S. line of credit facility (note 6(a) and (b)), as well as the term loan facility, non-revolving acquisition facility and the revolving acquisition facility. The Company received an irrevocable waiver with respect to its covenant violations as of March 31, 2009. In addition, the Company has negotiated amended financial covenants for June 30, 2009, September 30, 2009 and December 31, 2009.

8.

Supplemental cash flow information

	Three months ended
	March 31,	March 31,
	2009	2008
	$	$

Changes in non-cash working capital:
Accounts receivable	(7,410)	(14,779)
Inventories	7,549	(2,265)
Income tax recoverable	114	-
Prepaid expenses and other current assets	(457)	(623)
Accounts payable and accrued liabilities	(5,644)	4,151
Customer and other deposits	1,374	2,089
	(4,474)	(11,427)
Cash (received) paid for:
Interest	2,643	2,799
Income taxes	(337)	10

SUNOPTA INC.	17	March 31, 2009 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.

Commitments and contingencies

(a) Class action lawsuits

The Company and certain officers (one of whom is a director) and a former director were named as defendants in proposed class action lawsuits in the United States. These lawsuits were filed between January 28, 2008 and March 19, 2008 in the United States District Court for the Southern District of New York. These actions were also filed against two Company Officers, one of whom is a director, as well as a former director who was named in certain actions. The Company was alleged to have violated Section 10(b) of the 1934 Securities Exchange Act and Rule 10b-5 promulgated by the United States Securities and Exchange Commission. Additionally, the named officers and directors (one of whom is a former director) were alleged to have violated Section 20(a) of the 1934 Securities Exchange Act. The complaints alleged different proposed class periods. They have now been consolidated into one class action with lead plaintiffs. On January 28, 2009, the Court appointed Western Washington Laborers-Employers Pension Trust and Operating Engineers Construction Industry and Miscellaneous Pension Fund (the “Pension Funds”) as the lead plaintiffs in one consolidated class action aggregating the various class action lawsuits. On April 14, 2009, the lead plaintiffs filed their consolidated and amended complaint in the US District Court in the Southern District of New York. The new complaint includes new allegations under Sections 11, 12 and 15 of the Securities Act of 1933 as well as four new individual defendants, two of whom are former senior management employees (one also a former director and officer), one is a current director and chairman and one is currently a senior employee. The new complaint also added three corporate defendants namely, Cleugh’s Frozen Foods, Inc., Pacific Fruit Processors, Inc. and Organic Ingredients, Inc., former subsidiaries of the Company, and now part of the merged subsidiary, SunOpta Fruit Group, Inc. Similarly, one proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008 against the Company and certain officers (one of whom is a director), alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under the Ontario Securities Act. On August 29, 2008, the plaintiff filed a motion to amend the claims against the Company to include additional allegations. The Canadian plaintiffs claim compensatory damages of Cdn $100,000 and punitive damages of Cdn $10,000 and other monetary relief. Recently, all parties including the US and Canadian plaintiffs, the defendants as well as Chubb, the Company’s insurer, agreed to settle the class actions through mediation. The parties have agreed to a single mediator and tentatively scheduled a date in June, 2009 for the mediation. Accordingly, all proposed actions and motions including the Canadian motion for class certification and leave to pursue statutory claims as well as proposed discoveries have been either suspended or deferred pending the outcome of the proposed mediation. Management intends to vigorously defend these actions. Given the current status of the class actions and the proposed mediation, it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

(b) Formal investigation by the Securities and Exchange Commission

In 2008 the Company received letters from the Securities and Exchange Commission (“SEC”) requesting additional information in connection with the restatement of the Company’s filings for each of the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007. Additionally the SEC has started the process of conducting interviews with certain current and past employees as well as current and former members of the Company’s Audit Committee. The Company continues to cooperate with the requests from the SEC in connection with its formal investigation. An enforcement action by the SEC could result in expense in the form of fines or other levies. Management cannot conclude whether the prospect of an unfavourable outcome in this matter is probable, or estimate the loss, if any, that might arise from any enforcement action taken against the company or its officers. Accordingly, no accrual has been made at this time for this contingency.

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

SUNOPTA INC.	18	March 31, 2009 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.

Commitments and contingencies continued

In January 2008, a customer of ours, Abener Energia S.A. (an affiliate of Abengoa), terminated a contract valued at approximately $7,000 for the delivery of equipment and related services, forcing the matter into arbitration under its provisions. In December 2008, the arbitrator rendered his final decision partially allowing Abener’s claim and awarded Abener approximately € 1,329 (U.S. - $1,729) in damages. Abener’s Canadian counsel has brought an application in Ontario for the enforcement of the award, and a date for the hearing has been scheduled in June, 2009. We intend to resist the application for enforcement of the award pending the outcome of the Abengoa arbitration referenced above. The amount awarded to Abener has been accrued for on the consolidated balance sheets.

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

iv)

SunOpta International Sourcing and Trading Group (IST) – sources raw material ingredients, as well as trades organic commodities. In addition, it provides natural and organic food solutions to major global food manufacturers and distributors, and supermarket chains with a variety of industrial and private label retail products; and

v)

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

SUNOPTA INC.	19	March 31, 2009 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.

Segmented information continued

Effective July 1, 2008, the Company removed TOC and SunOpta Global Organic Ingredients from the SunOpta Fruit Group and created a new segment called the SunOpta International Sourcing and Trading Group. These segments reflect how the Company manages the business, and distinguishes between the processing of fresh fruit and vegetables primarily in the southern United States and Mexico, and the sourcing and processing of organic products from outside North America. The segmented information for the three month period ended March 31, 2008 has been updated to reflect the current year’s segment presentation.

Also effective July 1, 2008, the Company allocated the former SunOpta BioProcess and Corporate Group into two segments: SunOpta BioProcess and Corporate Services. In previous periods, the Company had combined these two segments, as revenues of SunOpta BioProcess were less than 1% of consolidated revenues. The segmented information for the three month period ended March 31, 2008 has been updated to reflect the current year’s segment presentation.

The Company’s assets, operations and employees are principally located in Canada, the United States, Mexico, Europe and China. Revenues are allocated to the United States, Canada and Europe and Other external markets based on the location of the customer. Other expense, net, interest expense, net, provision for (recovery of) income taxes and minority interest are not allocated to the segments.

				Three months ended
			March 31, 2009

		Opta	SunOpta	Corporate
	Food Group	Minerals	BioProcess	Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	112,017	9,682	13	-	121,712
Canada	63,197	2,993	-	-	66,190
Europe and other	42,122	2,050	-	-	44,172
Total revenues from external customers	217,336	14,725	13	-	232,074

Segment earnings (loss) before the following	2,746	(752)	(758)	(1,596)	(360)

Other income, net					186
Interest expense, net					2,871
Recovery of income taxes					(1,066)
Loss for the period					(1,979)

The SunOpta Food Group has the following segmented reporting:

					Three months ended
				March 31, 2009
	Grains and
	Foods	Ingredients	Fruit		Distribution	Food
	Group	Group	Group	IST	Group	Group
	$	$	$	$	$	$
External revenues by market:
United States	56,834	10,867	33,324	10,858	134	112,017
Canada	2,444	1,820	1,468	947	56,518	63,197
Europe and other	15,061	853	2,810	23,378	20	42,122
Total revenues from external customers	74,339	13,540	37,602	35,183	56,672	217,336
Segment earnings (loss)	3,935	822	(1,157)	(1,172)	318	2,746

SUNOPTA INC.	20	March 31, 2009 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.

Segmented information continued

				Three months ended
				March 31, 2008

	Food	Opta	SunOpta	Corporate
	Group	Minerals	BioProcess	Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	119,878	4,397	132	-	124,407
Canada	76,504	14,828	-	-	91,332
Europe and other	12,560	2,145	-	-	14,705
Total revenues from external customers	208,942	21,370	132	-	230,444

Segment earnings (loss) before the following	6,228	2,004	(882)	(1,952)	5,398

Interest expense, net					2,900
Provision for income taxes					649
Earnings for the period					1,849

The SunOpta Food Group has the following segmented reporting:

					Three months ended
						March 31, 2008
	Grains and
	Foods	Ingredients			Distribution	Food
	Group	Group	Fruit Group	IST	Group	Group
	$	$	$	$	$	$
External revenues by market:
United States	58,666	14,726	35,268	11,087	131	119,878
Canada	3,740	1,329	1,412	665	69,358	76,504
Other	10,149	893	488	977	53	12,560
Total revenues from external customers	72,555	16,948	37,168	12,729	69,542	208,942
Segment earnings (loss)	5,493	1,018	(4,068)	260	3,525	6,228

11.

Cash and cash equivalents

Included in cash and cash equivalents is $4,755 (December 31, 2008 - $22,077) of cash relating to SunOpta BioProcess that was raised as a result of a preferred share issuance in 2007. These funds are specific to SunOpta BioProcess and can only be used by SunOpta BioProcess, who will use these funds for the continued development of biomass conversion technologies and to build and operate commercial-scale facilities for the conversion of cellulosic biomass to ethanol. Also included in cash and cash equivalents are funds of $1,374 (December 31, 2008 - $1,377) that are specific to Opta Minerals.

These funds of $6,129 (December 31, 2008 - $23,454) are consolidated for financial statement reporting purposes due to the Company’s ownership; however, these funds cannot be utilized by the Company for general corporate purposes and are maintained in separate bank accounts of the legal entities.

SUNOPTA INC.	21	March 31, 2009 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

12.

Short-term investments

SunOpta BioProcess entered into a $16,500 money-market term deposit investment on February 27, 2009. The Company has classified this investment as held for trading. The investment matures on August 26, 2009, and earns interest at a rate of 1.7% annually. This investment is specific to SunOpta BioProcess and can only be used by SunOpta BioProcess; and cannot be utilized by the Company for general corporate purposes. Accrued interest is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. At December 31, 2008, there were no short-term investments.

13.

Derivative financial instruments and fair value measurement

Effective January 1, 2008, the Company adopted the provisions of SFAS 157 applicable to financial assets and liabilities and to certain non-financial assets and liabilities that are measured at fair value on a recurring basis. Additionally, beginning in the first quarter of 2009, in accordance with the provisions of FASB Staff Position No. 157-2, the Company applies SFAS 157 to financial and non-financial assets and liabilities. FSP 157-2 delayed the effective date of SFAS 157 for non-financial assets and liabilities, except for certain items which are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009:

		Fair Value
		Asset (Liability)	Level 1	Level 2
		$	$	$
(a)	Commodity futures and forward contracts
	Unrealized short-term derivative gain	4,594	2,350	2,244
	Unrealized long-term derivative gain	609	-	609
	Unrealized short-term derivative loss	(3,760)	-	(3,760)
	Unrealized long-term derivative loss	(366)	-	(366)
(b)	Inventories carried at market	7,512	-	7,512
(c)	Interest rate swap	(1,855)	-	(1,855)
(d)	Forward foreign currency contracts	23	-	23

(a)

On the condensed consolidated balance sheet, unrealized short-term derivative gain is included in prepaid expenses and other current assets, unrealized long-term derivative gain is included in other assets, unrealized short-term derivative loss is included in other current liabilities and unrealized long-term derivative loss is included in long-term liabilities.

(b)	Inventories carried at market are included in inventories on the condensed consolidated balance sheet.

(c)	The interest rate swap is included in long-term liabilities on the condensed consolidated balance sheet.

(d)	The forward foreign currency contracts are included accounts payable and accrued liabilities on the condensed consolidated balance sheet.

SUNOPTA INC.	22	March 31, 2009 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

13.

Derivative Financial Instruments and Fair Value Measurement continued

(a) Commodity futures and forward contracts

The Company’s derivative contracts that are measured at fair value include exchange-traded commodity futures and forward commodity purchase and sale contracts. Exchange-traded futures are valued based on unadjusted quotes for identical assets priced in active markets and are classified as level 1. Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk, and the Company’s knowledge of current market conditions, the Company does not view non-performance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts. Local market adjustments use observable inputs or market transactions for identical assets or liabilities, and, as a result, are classified as level 2.

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains. These derivative instruments are not designated as hedging instruments under SFAS 133. For the quarter ended March 31, 2009, a $718 gain is recorded in cost of goods sold on the condensed consolidated statements of operations related to changes in the fair value of these derivatives.

At March 31, 2009, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows:

		Number of bushels
(in 000’s of bushels)		Purchase (Sale)
	Corn	Soybeans
Forward commodity purchase contracts	2,249	920
Forward commodity sale contracts	(1,298)	(893)
Commodity futures contracts	(1,130)	(490)

(b) Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade. Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the condensed consolidated statements of operations. At March 31, 2009, the Company had 318 and 513 bushels of commodity corn and soybeans, respectively, in inventories carried at market.

(c) Interest rate swap

Opta Minerals entered into an interest rate swap to minimize its exposure to interest rate risk. A notional amount of Cdn $17,200 (U.S. - $13,637) of floating rate debt was effectively converted to fixed rate debt at a rate of 5.25% for the period August 2008 to August 2012. At each period end, management calculates the mark-to-market fair value using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current mark-to-market position. The mark-to-market gain or loss is placed in level 2 of the fair value hierarchy. The interest rate swap is designated as a fair value hedge for accounting purposes and accordingly, gains and losses on changes in the fair value of the interest rate swap are included in other comprehensive income on the condensed consolidated statements of operations. For the quarter ended March 31, 2009, a $49 gain has been recorded in other comprehensive loss due to the change in fair value for this derivative.

(d) Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as there are quoted prices in active markets to observe the fair value determination. These forward foreign exchange contracts represent economic hedges and are not designated as hedging instruments under SFAS 133. At March 31, 2009 the Company had open forward foreign exchange contracts with a notional value of €9,000 and $3,065 that resulted in an unrealized gain of $23 which is included in foreign exchange on the condensed consolidated statements of operations.

SUNOPTA INC.	23	March 31, 2009 10-Q

PART I - FINANCIAL INFORMATION

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments During the First Quarter of 2009

The Company and certain officers (one of whom is a director) and a former director were named as defendants in proposed class action lawsuits in the United States. These lawsuits were filed between January 28, 2008 and March 19, 2008 in the United States District Court for the Southern District of New York. These actions were also filed against two Company Officers, one of whom is a director, as well as a former director who was named in certain actions. The Company was alleged to have violated Section 10(b) of the 1934 Securities Exchange Act and Rule 10b-5 promulgated by the United States Securities and Exchange Commission. Additionally, the named officers and directors (one of whom is a former director) were alleged to have violated Section 20(a) of the 1934 Securities Exchange Act. The complaints alleged different proposed class periods. They have now been consolidated into one class action with lead plaintiffs. On January 28, 2009, the Court appointed Western Washington Laborers-Employers Pension Trust and Operating Engineers Construction Industry and Miscellaneous Pension Fund (the “Pension Funds”) as the lead plaintiffs in one consolidated class action aggregating the various class action lawsuits. On April 14, 2009, the lead plaintiffs filed their consolidated and amended complaint in the US District Court in the Southern District of New York. The new complaint includes, new allegations under Sections 11, 12 and 15 of the Securities Act of 1933 as well as four new individual defendants, two of whom are former senior management employees (one also a former director and officer), one is a current director and chairman and one is currently a senior employee. The new complaint also added three corporate defendants namely, Cleugh’s Frozen Foods, Inc., Pacific Fruit Processors, Inc. and Organic Ingredients, Inc., former subsidiaries of the Company, and now part of the merged entity, SunOpta Fruit Group, Inc. Similarly, one proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008 against the Company and certain officers (one of whom is a director), alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under the Ontario Securities Act. On August 29, 2008 the plaintiff filed a motion to amend the claims against us to include additional allegations. The Canadian plaintiffs claim compensatory damages of Cdn $100,000 and punitive damages of Cdn $10,000 and other monetary relief. Recently, all parties including the U.S. and Canadian plaintiffs, the defendants as well as Chubb, the Company’s insurer, agreed to settle the class actions through mediation. The parties have agreed to a single mediator and tentatively scheduled a date in June, 2009 for the mediation. Accordingly, all proposed actions and motions including the Canadian motion for class certification and leave to pursue statutory claims as well as proposed discoveries have been either suspended or deferred pending the outcome of the proposed mediation. Management intends to vigorously defend these actions. Given the current status of the class actions and the proposed mediation, it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

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

SUNOPTA INC.	24	March 31, 2009 10-Q

Operations for the Three Months ended March 31, 2009 Compared With the Three Months Ended March 31, 2008

Consolidated

	March 31,	March 31,
	2009	2008	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	217,336,000	208,942,000	8,394,000	4.0%
Opta Minerals	14,725,000	21,370,000	(6,645,000)	(31.1%	)
SunOpta Bio Process	13,000	132,000	(119,000)	(90.2%	)

Total Revenue	232,074,000	230,444,000	1,630,000	0.7%

Operating Income[1]
SunOpta Food Group	2,746,000	6,228,000	(3,482,000)	(55.9%	)
Opta Minerals	(752,000)	2,004,000	(2,756,000)	(137.5%	)
SunOpta Bio Process	(758,000)	(882,000)	124,000	(14.1%	)
Corporate Services	(1,596,000)	(1,952,000)	356,000	18.2%
Total Operating Income	(360,000)	5,398,000	(5,758,000)	(106.7%	)

Other income	(186,000)	-	(186,000)	100%
Interest Expense	2,871,000	2,900,000	(29,000)	(1.0%	)
(Recovery of) provision for income tax	(1,066,000)	649,000	(1,715,000)	(264.3%	)
(Loss) earnings for the period	(1,979,000)	1,849,000	(3,828,000)	(207.0%	)
Earnings (loss) for the period attributable to non- controlling interests	(322,000)	363,000	(685,000)	(188.7%	)
(Loss) earnings for the period attributable to SunOpta Inc.	(1,657,000)	1,486,000	(3,143,000)	(211.5%	)

[1] (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

Revenues for the quarter ended March 31, 2009 increased by 0.7% to $232,074,000 based on acquisition revenues offset by internal revenue declines of 12.3%. Internal growth includes growth on the base business plus growth on acquisitions from the date of acquisition over the previous year in addition to the impact of foreign exchange movements and its effects on translations to U.S dollars. Revenues in the SunOpta Food Group increased by $8,394,000 due to the acquisition of The Organic Corporation (“TOC”), which contributed incremental revenues of $25,452,000 and stronger revenues from the Grains and Foods group. Offsetting the higher revenues were declines due to the impact of a weaker Canadian dollar on revenue within the SunOpta Distribution Group and lower customer demand for magnesium, abrasive and foundry products on revenues within Opta Minerals. Excluding the positive impact of the acquisition of TOC, and the negative impact of currency translation and reduced commodity costs, revenues in the Food Group were essentially flat year over year.

Gross margins decreased $6,554,000, or 16.3%, in the first three months of 2009 to $33,647,000 from $40,201,000 in the same period in 2008. As a percentage of revenues, the consolidated gross margin rate decreased 2.9% . Gross margin was affected by lower plant efficiencies due to declines in sales volumes, inventory management, pre-opening costs for the Modesto facility and the acquisition of TOC, which operates at lower margins. This was slightly offset by the favourable turnaround in the Fruit Group’s Fruit Specialties division. Also contributing to the lower gross margin rate are lower volumes of magnesium volumes and a decline in steel and foundry markets which impacted Opta Minerals in the first quarter of 2009.

Warehouse and Distribution (W&D) costs for the first quarter in 2009 were $4,461,000, a decrease of $985,000 compared to the same period in 2008. The decrease is mainly attributed to the impact of a weaker Canadian dollar on the SunOpta Distribution Group's costs. These costs are solely related to the Distribution Group as warehousing and distribution costs for other groups are considered part of Cost of Goods Sold. W&D costs as a percentage of Distribution Group revenues remained comparable at 7.9% in 2009 versus 7.8% in 2008. For further details see the Distribution Group analysis included within.

SUNOPTA INC.	25	March 31, 2009 10-Q

Selling, General and Administrative costs (SG&A) including intangible asset amortization decreased $786,000 to $28,283,000 for the quarter ended March 31, 2009 compared to the same period in 2008. The weaker Canadian dollar in the first quarter of 2009 versus 2008 led to a $2,782,000 decrease in SG&A on Canadian borne costs. Additionally, expenses related to the internal investigation and class action lawsuits were $1,169,000 lower in the first quarter of 2009 versus 2008. These decreases were offset by the acquisitions of TOC and MCP as incremental SG&A from these companies were $2,423,000. Severance costs associated with headcount reductions and closing costs related to the rationalization of Fruit Group plants increased SG&A by $742,000. SG&A as a percentage of sales was 12.2% in 2009 compared to 12.6% in 2008. The rate difference is primarily due to the acquisition of TOC which operates with an SG&A rate of 8.8% of revenues plus general cost reduction initiatives.

Foreign Exchange losses increased to $1,263,000 in the first three months of 2009 as compared to a loss of $288,000 in the comparable period in 2008. The increase is mainly due to unfavourable movements from the Canadian dollar and the Euro compared to the U.S. dollar.

Operating income decreased by $5,758,000, or 106.7% to a loss of $360,000 compared to the three months ended March 31, 2008 due to the factors noted above. Further details on revenue, gross margins and operating income are provided below by operating group.

Other Income increased $186,000 in the first quarter of 2009. This is mainly attributed to the sale of assets within Opta Minerals.

Interest expense was $2,871,000 in the first quarter of 2009 compared to $2,900,000 in 2008. A decline in LIBOR rates offset by incremental interest expense of $311,000 from the acquisition of TOC yielded comparable interest expense.

Income tax recovery for the first three month of 2009 was $1,066,000 compared to income tax expense of $649,000 in 2008, due to the loss before tax in the current period. The expected annual effective income tax rate is between 34% and 36%.

Losses attributable to non-controlling interest for the first quarter of 2009 were $322,000 compared to income attribution of $363,000 in the first quarter of 2008, mainly due to losses generated by Opta Minerals in the first quarter. The Company owned approximately 66.5% of Opta Minerals as of March 31, 2009.

Net losses for the quarter were $1,657,000 as compared to net income of $1,486,000 in 2008, a difference of $3,143,000. Basic and diluted loss per share was $0.03 for the three months ended March 31, 2009 compared to earnings per share of $0.02 for the same period in 2008.

SUNOPTA INC.	26	March 31, 2009 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:
	March 31,	March 31,
	2009	2008	Change	Change
	$	$	$	%
Revenue
SunOpta Grains & Foods	74,339,000	72,555,000	1,784,000	2.5%
SunOpta Ingredients	13,540,000	16,948,000	(3,408,000)	(20.1%	)
SunOpta Fruit Group	37,602,000	37,168,000	434,000	1.2%
SunOpta International Sourcing & Trading	35,183,000	12,729,000	22,454,000	176.4%
SunOpta Distribution	56,672,000	69,542,000	(12,870,000)	(18.5%	)

Food Group Revenue	217,336,000	208,942,000	8,394,000	4.0%

Operating Income[1]
SunOpta Grains & Foods	3,935,000	5,493,000	(1,558,000)	(28.4%	)
SunOpta Ingredients	822,000	1,018,000	(196,000)	(19.3%	)
SunOpta Fruit Group	(1,157,000)	(4,068,000)	2,911,000	(71.6%	)
SunOpta International Sourcing & Trading	(1,172,000)	260,000	(1,432,000)	(550.8%	)
SunOpta Distribution	318,000	3,525,000	(3,207,000)	(91.0%	)

Food Group Operating Income	2,746,000	6,228,000	(3,482,000)	(55.9%	)
SunOpta Food Group Segment Margin %	1.3%	3.0%

[1] (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

The SunOpta Food Group contributed $217,336,000, or 93.6% of consolidated revenue in the first quarter of 2009, compared to $208,942,000, or 90.7%, of consolidated revenues in the first three months of 2008. This increase was based on acquisition revenues and internal revenue declines of 10.1% . Internal growth includes unfavourable movements related to foreign exchange. Excluding the impact of foreign exchange and commodity price declines, internal growth was essentially flat year over year. Acquisition revenues from TOC within the SunOpta International Sourcing and Trading Group contributed incremental revenues of $22,454,000. Improved soymilk volumes in the SunOpta Grains and Foods Group contributed $1,784,000 of higher Food Group sales. Improved Fruit Topping volumes and customer pricing within the SunOpta Fruit Group provided incremental revenues of $434,000. These were offset by revenue declines of $12,870,000 in the SunOpta Distribution Group mainly as a result of the unfavourable impact of a foreign exchange on translation of sales into U.S. dollars. The remaining unfavourable variance of $3,408,000 is due to lower fiber and dairy blending revenues in the SunOpta Ingredients Group.

Gross profit in the Food Group decreased $3,477,000 in the first quarter of 2009 to $31,201,000, or 14.4% of revenues, compared to $34,678,000, or 16.6% of revenues in the first quarter of 2008. The continued turnaround in the SunOpta Fruit Group contributed $3,025,000 in incremental gross profit. The acquisition of TOC increased gross profit by $673,000 in the International Sourcing and Trading Group. This was offset by a decrease in Food Group gross profit of $5,349,000 related to the unfavourable impact of the weaker Canadian dollar and lower operational efficiencies on the SunOpta Distribution Group. Gross profit within the Grains and Foods Group decreased $1,568,000 due to lower sunflower volumes, lower plant efficiencies, plant start-up costs and lower mark-to-market gains related to grain products. The remaining unfavourable variance of $258,000 is due to lower volumes and plant efficiencies in the SunOpta Ingredients Group.

The gross profit rate decreased 2.2% in the first quarter of 2009 to 14.4% of revenues. Excluding TOC, which has a lower inherent margin rate, the Food Group’s margin rate was 15.3% in the first quarter of 2009, which is unfavourable to 2008 margins by 1.3% . Lower mark- to-market gains and pre-opening costs associated with plant expansions in our Grains and Foods group negatively impacted the overall Food Group margin percentage. Also unfavourably impacting the Food Group margin were higher sourcing costs as customer pricing often lagged cost increases and the impact of the depreciation in the Canadian dollar compared to the U.S. dollar. Plant throughput and efficiencies suffered as volumes declined and we strategically curtailed production to reduce inventory levels in an effort to address softening demand in the weakened economic environment. These declines were partially offset by the continued turnaround in the SunOpta Fruit Group, which recorded a gross margin rate of 8.7% in the first quarter of 2009 compared to a margin rate of 0.7% in the same period in 2008.

Segment operating income in the SunOpta Food Group decreased by 55.9% to $2,746,000 in the first three months of 2009 from $6,228,000 in the comparable period in 2008. The continued turnaround in the Fruit Specialties division of the SunOpta Fruit Group improved operating income by $2,911,000. This was offset by the net unfavourable impact of a weakened Canadian dollar, operational inefficiencies and incremental marketing costs to support branded products on the SunOpta Distribution Group's operating income which declined $3,207,000. Lower mark-to-market gains, decreased grains and sunflower margins and plant startup costs in the SunOpta Grains and Foods Group decreased Food Group operating income by $1,558,000. The SunOpta International Sourcing and Trading Group realized $1,432,000 lower operating income mainly due to volume declines in industrial and consumer products in the base business. The remaining unfavourable operating income variance of $196,000 is associated with lower fiber and contract manufacturing sales in the SunOpta Ingredients group. The Food Group's results include the impact of higher corporate cost allocations of $144,000.

SUNOPTA INC.	27	March 31, 2009 10-Q

Looking forward, we expect significant improvement in results within the Food Group led by a continued turnaround in the Fruit Specialties division of the Fruit Group. The Fruit Specialties division can expect lower storage costs as average inventory balances will be lower in 2009, lower operating costs due to the temporary closure of facilities and headcount reductions, including the closure of a regional sales office. The Food Group has also realized significant new business, in the Grains and Foods Group for private label aseptic soy milk and in International Sourcing and Trading business for private label organic orange juice. Both are expected to add to 2009 profitability. The Food Group is also expected to benefit from increased customer pricing taken late in 2008 and in the quarter across almost all segments within the Food Group, coupled with reduced costs, especially freight and natural gas plus the impact of headcount reduction measures taken. We expect product mix movements within the Food Group portfolio as consumers and other food manufacturers continue to adapt to the economic downturn. We intend to manage production and inventory levels carefully to reduce the likelihood of inventory write-downs and are carefully monitoring credit terms to avoid an increase in bad debts. Long-term operating margins for the Food Group are expected to be approximately 8%. We expect to move closer to this target in 2009. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above.

SunOpta Grains & Foods Group:
	March 31, 2009	March 31, 2008	Change	Change
	$	$	$	%
Revenue	74,339,000	72,555,000	1,784,000	2.5%
Gross Margin	8,408,000	9,976,000	(1,568,000)	(15.7%	)
Gross Margin %	11.3%	13.7%		(2.4%	)
Segment Operating Income[1]	3,935,000	5,493,000	(1,558,000)	(28.4%	)
Segment Margin %	5.3%	7.6%		(2.3%	)
[1] (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.

The SunOpta Grains and Foods Group contributed $74,339,000 in revenues in the first quarter of 2009 as compared to $72,555,000 for the same period in the prior year, a 2.5% increase. The group realized increases of $6,989,000 in aseptic and extended shelf life (“ESL”) soy and alternate beverage sales due a large food service contract, which commenced shipping late in 2008 plus the impact of growth in volumes from existing contracts. Revenues within the sunflower based businesses were $2,400,000 higher than last year due to modest increases in relative values for in-shell and bakery kernel sunflower products. This was offset by reduced revenues of $7,605,000 due to volume declines and lower commodity costs related to our non-GMO organic grains, grains based food ingredients, organic oils, sweeteners, dairy products and roasted products.

Gross margin in the SunOpta Grains and Foods Group decreased by $1,568,000 during the first three months of 2009 as compared to the same period in 2008. Sunflower margins decreased by $1,285,000 due to lower pricing, plant efficiencies and pricing pressure brought on by market over-supply of bakery kernel, bird food products, oil, conoil and chips. The group also incurred approximately $1,000,000 in pre-opening expenses during the current period for the West Coast aseptic packaging facility which is anticipated to become operational during the second quarter of 2009. Margins were also unfavourably impacted by $518,000 related to our non-GMO and organic grains and grains based food due to lower volumes and lower mark-to-market gains offset by favourable pricing on specialty and IP soybean products. These margin challenges were offset by higher margins of $1,235,000 associated with increased volumes on soymilk and plant efficiencies in our roasted grain division.

The gross margin percentage decreased 2.4% to 11.3% over the same period in the prior year. The decline in the gross margin rate was due to unfavourable pricing and plant efficiencies related to our sunflower products, positive mark-to-market gains in the first quarter of 2008 that did not occur in the same magnitude in 2009, and pre-opening costs related to our new West Coast aseptic packaging facility.

Segment operating income decreased by $1,558,000, or 28.4%, as a result of gross margin items noted above in addition to higher SG&A costs of $318,000 mainly due to increased corporate allocations and a decrease in foreign exchange losses of $328,000 related to forward contracts within the sunflower business for sales realized in Euros.

Looking forward in 2009, we expect revenues to remain consistent with the previous year, and modestly lower segment income due to supply pressure in the sunflower market, in addition to one-time pre-opening expense for the West Coast aseptic packaging facility. This new facility will expand our capacity to manufacture aseptic soy and alternate beverages. We also intend on focusing efforts on growing our IP soy bean business, expanding revenues from organic ingredients and increasing our participation in the specialty oils markets. Our long term expectation for this group is to maintain a segment operating margin of 6% to 8% which assumes we are able to secure consistent quantity and quality grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above.

SUNOPTA INC.	28	March 31, 2009 10-Q

SunOpta Ingredients Group
	March 31, 2009	March 31, 2008	Change	Change
	$	$	$	%
Revenue	13,540,000	16,948,000	(3,408,000)	(20.1%	)
Gross Margin	2,679,000	2,937,000	(258,000)	(8.8%	)
Gross Margin %	19.8%	17.3%		2.5%
Segment Operating Income[1]	822,000	1,018,000	(196,000)	(19.3%	)
Segment Margin %	6.1%	6.0%		0.1%

[1] (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.

The SunOpta Ingredients Group contributed revenues of $13,540,000 in the first three months in 2009 as compared to $16,948,000 in the same period in 2008, a 20.1% decrease. The decrease is attributable to declines in volumes of oat and soy fiber sales of $1,119,000, and lower revenues in our dairy blending operations of $1,111,000 due to lower volumes and commodity prices. Revenues were also negatively impacted by reduced volumes in contract manufacturing of $833,000 and $345,000 due to lower bran and other ingredient product volumes.

The SunOpta Ingredients Group gross margin decreased by $258,000 while the gross margin rate increased from 17.3% to 19.8% of revenue. Offsetting lower plant efficiencies due to reduced volumes, the Ingredients Group's margin rate was favourably impacted by decreases in raw material, utility and transportation costs plus improved customer pricing on starch, oat and soy fiber products.

The decrease in segment operating income of $196,000 to $822,000 for the first quarter of 2009 reflects the gross margin decline noted above plus a $24,000 negative variance due to foreign exchange, offset by a decrease in SG&A costs of $86,000. The favourable SG&A variance mainly consists of lower benefits, travel and division head-office facilities costs as a result of cost saving initiatives.

Looking forward, we will continue to concentrate on growing the SunOpta Ingredients Group’s fiber portfolio and customer base. Price increases implemented late in 2008, are expected to continue to provide improved margins in our various fiber, ingredient and contract manufacturing solutions. Product innovation and diversification of both soluble and insoluble fiber applications, as well as contract manufacturing where acceptable margins can be realized continue to be areas of focus. We will also plan to turn attention to product diversification, through a combination of new product introductions, joint ventures, and distribution partnerships. Our long-term objective is to grow the Ingredient Group’s operating income percentage to 8% to 12% of revenues through selective pricing strategies, growth of higher margin products, increased capacity utilization and cost reduction programs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above.

SUNOPTA INC.	29	March 31, 2009 10-Q

SunOpta Fruit Group
		March 31, 2009			March 31, 2008			Change	Change
	$	$		$	$		$	$	%
Revenue		37,602,000			37,168,000			434,000	1.2%
Gross Margin		3,267,000			242,000			3,025,000	1250.0%
Gross Margin %		8.7%			0.7%				8.0%
Segment Operating Income[1]		(1,157,000)			(4,068,000)			2,911,000	(71.6%	)
Segment Margin %		(3.1%	)		(10.9%	)			7.8%

[1] (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.

The SunOpta Fruit Group contributed revenues of $37,602,000 in the first quarter of 2009 as compared to $37,168,000 in 2008, an increase of 1.2%, or $434,000. New products and growth from existing customers led to increased volumes and revenues of $2,120,000 in our Fruit Toppings operations. Our Healthy Fruit Snacks operations realized increased revenues of $589,000 as a result of favourable customer pricing and business growth. Offsetting these increases were reduced sales in the California and Mexican Berry Operations of $4,511,000 mainly due to lower industrial and private label volumes of organic fruit and fruit purees. In addition to the increases noted above, revenue in the Brokerage operations increased by $2,236,000 as certain revenues are reported on a gross basis rather than a net basis in the prior period.

Gross margins in the Fruit Group increased by $3,025,000 in the first quarter of 2009 to $3,267,000, or 8.7% of revenue, compared to margins of $242,000 or 0.7% of revenues in the same period in 2008. The group's gross margin rate improved mainly due to the continued turnaround of the California Berry operations, in addition to plant efficiencies and general customer price increases within the group.

Gross margins in the California and Mexican Berry Operations improved by $1,686,000 in the first three month of 2009. Improved production planning and lower inventory volumes in addition to decreased freight costs, resulted in lower storage and freight costs of $1,278,000 and production efficiencies of $999,000. The California Berry Operations sold through inventory and released reserves of $749,000 compared to a release of $1,056,000 in the first quarter of 2008, a negative variance of $307,000 in the current quarter. These reserves were previously established to reduce certain inventory to its net realizable value. These variances were also impacted by a $284,000 decrease in margin, where lower volumes in California and Mexico Berry Operations were offset by improved customer pricing. Gross margins improved in Fruit Toppings by $857,000 and Healthy Fruit Snacks by $514,000 due primarily to improved customer pricing and plant efficiencies. The remaining negative variance of $32,000 was attributed to higher costs within our Brokerage operations.

Segment Operating loss in the SunOpta Fruit Group decreased by $2,911,000 to a loss of $1,157,000 in the quarter ended March 31, 2009 as compared to a loss of $4,068,000 in 2008. In addition to the increase in gross margins of $3,025,000 noted above, SG&A costs decreased by $177,000. Reduced compensation costs of $392,000 were realized as a result of specific cost cutting initiatives. Those initiatives also reduced other SG&A costs by $445,000 mainly relating to travel, bad debt and miscellaneous costs. These SG&A improvements were offset by $545,000 in severance and related costs due to the rationalization of two facilities during the quarter and other increases of $115,000 which are mainly attributable to consulting fees. In addition to the variances noted above was an increase in operating loss due to foreign exchange losses of $291,000, these losses are derived from the Mexican and Canadian operations within the Fruit Group.

Looking forward, we expect continued improvement in margins and operating income in the SunOpta Fruit Group with a return to profitability later in 2009 as a result of increased customer pricing, a more favourable sales mix and improved plant efficiencies. The California Berry Operations has made substantial headway into working through the inventory that was written down to net realizable value in 2007. Margins realized on this inventory, which was mainly related to bulk industrial and bi-products, were minimal and contributed to the operating losses experienced during 2008 as they were not sufficient to cover period costs such as storage. As Fruit Specialties transitions to a more favourable sales and production mix and Healthy Fruit Snacks continues to expand volumes and efficiency in its bar forming lines, we expect operating results to continue to improve. Long term we expect 6% to 8% operating margins from the SunOpta Fruit Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above.

SUNOPTA INC.	30	March 31, 2009 10-Q

SunOpta International Sourcing and Trading
	March 31, 2009		March 31, 2008	Change	Change
	$		$	$	%
Revenue	35,183,000		12,729,000	22,454,000	176.4%
Gross Margin	2,946,000		2,273,000	673,000	29.6%
Gross Margin %	8.4%		17.9%		(9.5%	)
Segment Operating Income[1]	(1,172,000)		260,000	(1,432,000)	(550.8%	)
Segment Margin %	(3.3%	)	2.0%		(5.3%	)
[1] (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.

The SunOpta International Sourcing and Trading Group contributed revenues of $35,183,000 in the quarter ended March 31, 2009 compared to $12,729,000 in the same period in 2008, an increase of $22,454,000, or 176.4% .. The acquisition of TOC contributed incremental revenues of $25,452,000 over the same period in 2008. This was offset by a decrease of $2,998,000 in the base business at SGOI mainly due to lower volumes of industrial and consumer product sales.

Gross margins in the SunOpta International Sourcing and Trading Group increased $673,000 to $2,946,000 in the first quarter of 2009. An increase of $1,813,000 is related to the acquisition of TOC where gross margin was 7.1% of revenue, lower than SGOI, as it closely resembles a traditional trading operation. Margins rates within the base value-added private label co-pack business were 11.6% in 2009 compared to 17.9% in the first quarter of 2008. This rate decline plus the impact of reduced industrial and consumer product volumes and the impact of higher raw material, distribution and storage costs due to a lag in pricing to customers contributed a $1,140,000 decrease in gross margins in the first quarter of 2009 at SGOI.

Segment operating income decreased by $1,432,000 to a loss of $1,172,000 in the first quarter of 2009 as compared to the same period in 2008. The decrease in operating income reflects the gross margin variance noted above offset increased SG&A costs of $2,105,000. An increase in SG&A of $2,248,000 is attributable to the acquisition of TOC offset by cost savings initiatives taken in the base business at SGOI of $143,000.

Looking forward, the International Sourcing and Trading Group is focused on continuing to leverage its sourcing and supply expertise, while at the same time managing its inventory levels and SG&A, especially given the uncertainties in the current economic climate. Shipments of the recently awarded organic orange juice contract began late in the quarter, this contract is expected to add $7 million in additional revenues in remainder of 2009. TOC is expected to significantly expand the supply channel and product offerings available to the SunOpta International Sourcing and Trading Group as well as drive synergies and new product offerings within the group. Strategic expansions of the Group's network are evidenced by the previously announced joint venture to set up an organic sesame seed hulling operation in Ethiopia, as well as the assumption of control of the organic coffee sourcing and processing assets of Alanheri Produkten BV. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above.

SunOpta Distribution Group
	March 31, 2009	March 31, 2008	Change	Change
	$	$	$	%
Revenue	56,672,000	69,542,000	(12,870,000)	(18.5%	)
Gross Margin	13,901,000	19,250,000	(5,349,000)	(27.8%	)
Gross Margin	24.5%	27.7%		(3.2%	)
Segment Operating Income[1]	318,000	3,525,000	(3,207,000)	(91.0%	)
Segment Margin %	0.6%	5.1%		(4.5%	)
[1] (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.

SUNOPTA INC.	31	March 31, 2009 10-Q

The SunOpta Distribution Group contributed revenues of $56,672,000 in the first quarter of 2009, a decrease of $12,870,000, or 18.5% . Revenues were unfavourably impacted by the 24.0% decline in the value of the Canadian dollar against the U.S. dollar where the Group's sales were translated at a lower exchange rate in 2009. This negatively impacted revenues by $13,654,000. The natural health sector of the Distribution Group recorded a decrease in revenue of $1,840,000 due to the phase out of branded products to be re-launched in new formats in the second quarter. The produce segment of the business showed a decline in revenue of $613,000 versus the same quarter in 2008 mainly as a result of increased competitive pressures and the loss of a key customer during the quarter. These revenues variances were offset by an increase in natural and organic grocery sales of $3,237,000 as a result of continued new products listings and the commencement of a primary supplier agreement with a key customer in Central Canada.

Gross margins in the Distribution Group decreased by $5,349,000 in the first quarter of 2009 to $13,901,000, or 24.5% of revenues. The weakening of the Canadian dollar decreased margins by $3,337,000. The decrease in margin of $1,225,000 was mainly due to unfavourable product mix in our natural & health operations as a higher proportion of distributed products with lower margins were sold versus higher margin branded products as a result of the phasing out of brands in preparation for second quarter re-launches. The remaining decrease of $787,000 was due to increased inventory spoilage and the higher cost of U.S. sourced products coupled with a delay in the ability to pass along price increases to retailers in our natural and organic grocery segment. Exchange base pricing differences and increased spoilage are not expected to materially impact future quarters.

Combined SG&A and warehousing and distribution costs ("W&D") decreased by $2,012,000 to $13,461,000 compared to the three months ended in March 2008. As a percentage of revenues, these expenses increased to 23.8% versus 22.2% primarily due to inflationary pressures and higher compensation, severance and facility costs noted below. The decline in SG&A and W&D related to foreign exchange was $3,219,000. This was offset by higher W&D costs of $89,000 and higher SG&A of $1,118,000. The increase in SG&A was attributable to a $313,000 increase in higher compensation costs to fill previously vacant positions, $292,000 in higher facility costs, an increase of $166,000 due to severance costs within the natural health products division, $363,000 in incremental marketing costs to promote brands plus $135,000 in all other SG&A. This was offset by lower corporate cost allocations of $151,000.

The decrease in segment operating income of $3,207,000 to $318,000 in the first quarter of 2009 reflects the gross margin and SG&A variances noted above plus a decrease in foreign exchange of $130,000.

Looking forward, the SunOpta Distribution Group will continue to focus on growing its customer base and improving margins while reducing its over-all fixed cost base, the expansion of exclusive distributed product lines both domestically and internationally, growth of branded product offerings, reduced spoilage and working capital, and the continued rollout of enterprise distribution and warehousing software to its locations. Long term segment operating margins are targeted at 5% of revenues which is expected to be achieved through a combination of a higher mix of branded product sales, selective pricing, SKU rationalization and efficiency strategies. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above.

Opta Minerals Inc.
	March 31, 2009		March 31, 2008	Change	Change
	$		$	$	%
Revenue	14,725,000		21,370,000	(6,645,000)	(31.1%	)
Gross Margin	2,460,000		5,555,000	(3,095,000)	(55.7%	)
Gross Margin	16.7%		26.0%		(9.3%	)
Segment Operating Income[1]	(752,000)		2,004,000	(2,756,000)	(137.5%	)
Segment Margin %	(5.1%	)	9.4%		(14.5%	)
[1] (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.

Opta Minerals contributed $14,725,000, or 6.3% of consolidated revenue, for the first quarter in 2009 compared to $21,370,000, or 9.3%, for the same period in 2008. The acquisition of MCP on July 9, 2008 increased revenues by $715,000. Offsetting this was a decrease in revenue for mill and foundry products of $6,373,000 as steel mill customers have reduced production due to the economic downturn. The group was also impacted by lower volumes of abrasive products totaling $987,000.

Gross profit decreased by $3,095,000 to 2,460,000, or 16.7% of revenues in the first quarter of 2009 compared to $5,555,000, or 26.0% of revenues in the first quarter of 2008. The decreased gross margin rate of 9.3% is attributable to the unprecedented downturn in the U.S. steel industry which has unfavourably impacted demand for our products and thus the margins realized.

The decrease in operating income of $2,756,000 to operating losses of $752,000 in the first three months of 2009 from $2,004,000 in the same period in 2008 reflects the noted gross margin decrease of $3,095,000, in addition to higher foreign exchange losses of $259,000. These were offset by decreased SG&A expenses of $598,000. Included in SG&A are costs attributable to the acquisition of MCP of $175,000. Offsetting this were decreased SG&A of $773,000 related to lower professional fees, cost saving initiatives and the impact of a weaker Canadian dollar on Canadian expenses. The higher foreign exchange losses of $259,000 are primarily related to the MCP’s Euro denominated operations.

SUNOPTA INC.	32	March 31, 2009 10-Q

Opta Minerals continues to develop and introduce new products into the marketplace, and is focused on leveraging the global platform that has been put in place to both drive these new products and improve efficiencies. Opta Minerals continues to expand in core North American and European markets while at the same time restructuring operations to address the recent economic downturn. Opta Minerals is currently expanding abrasives processing operations in Texas and Florida to better serve these markets. SunOpta owns 66.5% of Opta Minerals and segment operating income is presented prior to minority interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above.

SunOpta BioProcess
	March 31, 2009	March 31, 2008	Change	Change
	$	$	$	%
Revenue	13,000	132,000	(119,000)	(90.2%	)
Gross Margin	(14,000)	(32,000)	18,000	(56.3%	)
Gross Margin	(107.7% )	(24.2% )		(83.5%	)
Segment Operating Loss[1]	(758,000)	(882,000)	124,000	(14.1%	)
[1] (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.

SunOpta BioProcess revenues for the quarter ending March 31, 2009 were $13,000 versus $132,000 in the same quarter in 2008. Revenues in 2008 were derived from equipment supply contracts for the production of cellulosic ethanol with a customer in the United States. SunOpta BioProcess continues to work with prospective customers in energy and petrochemical sectors to develop specific solutions to meet each customers need.

Gross margin losses in SunOpta BioProcess were $14,000 in the first quarter of 2009 versus a loss of $32,000 in 2008. The negative gross margin in both years reflect the allocation of in-house engineering labour costs that were incurred during the commissioning and operating periods of an equipment supply contract.

Segment operating losses decreased by $124,000 to $758,000 for the quarter ending March 31, 2009. In addition to the gross margin loss noted above, SG&A decreased by $93,000 and was mainly attributed to the impact of the weakening Canadian dollar on Canadian SG&A expenses of ($109,000) and savings related to compensation and travel of $86,000, offset by higher research and development spending of $102,000. In addition, foreign exchange losses decreased by $13,000 due to the revaluation of the divisions Canadian-denominated net assets.

SunOpta BioProcess continues to focus on building its business and establishing strategic partnerships with companies in the energy and petrochemical sectors while also seeking government support to further advance the commercialization of cellulosic ethanol. Interest in cellulosic ethanol continues to increase as many countries become more responsive to environmental concerns and desire to reduce their dependence on fossil fuels. The statements in this paragraph are forward-looking statements. See “Forward-looking Financial Information” above.

SUNOPTA INC.	33	March 31, 2009 10-Q

SunOpta Corporate Services
	March 31, 2009	March 31, 2008	Change	Change
	$	$	$	%

Segment Operating Loss[1]	(1,596,000)	(1,952,000)	356,000	18.2%

[1] (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net

Selling, general and administration costs at SunOpta Corporate Services decreased by $1,229,000 in the first three months of 2009 as compared to the same period in 2008. The weakened Canadian dollar decreased SG&A by $733,000 as a result of translating Canadian expenses. Also contributing to the decreased SG&A were decreased professional fees of $1,169,000 that related to the 2007 financial restatement and investigation process in addition to higher corporate management fees of $76,000 that were allocated to SunOpta operating groups. Management fees mainly consist of salaries of corporate personnel who perform back office functions for divisions, as well as costs related to the enterprise resource management system used within several of the divisions. These expenses are allocated to the groups based on (1) specific identification of allocable costs that represent a service provided to each divisions, and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each division. Offsetting these favourable variances was an increase of $544,000 in professional fees not related to the investigation, and an increase of $205,000 related to other corporate overhead costs.

Offsetting the SG&A variance noted above were increased foreign exchange losses of $873,000. These gains are primarily due to unfavourable movements in the exchange rate between Canada and the U.S. Additionally, unrealized gains were recorded on Euro denominated debt related to the acquisition of TOC.

Liquidity and Capital Resources (at March 31, 2009)

The Company obtains its short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At March 31, 2009, the Company has aggregate availability under its lines of credit of approximately $38,147,000 (2008 – $55,942,000). Revolving acquisition lines are also available to Opta Minerals with maximum draws of up to $3,922,000 (2008 – $4,585,000). The above availability amounts reflect the changes to the lending agreement which became effective April 30, 2009, which reduce the overall availability to the Company.

Subsequent to quarter-end, the Company negotiated certain amendments to its banking facilities. The agreement includes a waiver to certain financial covenants at March 31, 2009, amended covenants for June 30, 2009, September 30, 2009 and December 31, 2009. The amendments include a reduction in the maximum availability under the Canadian Line of Credit Facility from Cdn $25,000,000 to Cdn $20,000,000, the cancellation of the revolving portion of the revolving acquisition facility, an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company, as well as certain other changes related to capital expenditures and permitted investments. As part of this agreement the Canadian and U.S. Line of Credit facilities have been extended from June 29, 2009 to December 31, 2009. The full Third Waiver and Amending Agreement has been filed as an 8-K. For further details on these operating lines and long term debt please see Note 6 and Note 7 to the Condensed Consolidated Financial Statements.

Over the next several quarters the Company plans to convert its Cdn and U.S. operating lines as well as its two non-revolving term loans for $6,000,000 and $14,625,000 to facilities that will provide increased flexibility and utilize the Company’s strong asset base. The Company views an asset backed facility as a better fit currently to its needs given its sizable investment in accounts receivable and inventory. The Company will also begin the process of assessing its options with its $45 million term debt that comes due on December 20, 2010.

The Company has the following sources from which it can fund its operating 2009 cash requirements:

  Cash and cash equivalents.
  Available operating lines of credit and or conversion to an asset-backed facility.
  Cash flows generated from operating activities.
  Cash flows generated from exercise of options currently in-the-money.
  Issuance of common stock.
  Sale of non-core divisions.

In order to finance significant acquisitions that may arise in the future, the Company may need additional sources of cash which it could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture.

SUNOPTA INC.	34	March 31, 2009 10-Q

Cash Flows from Operating Activities

Net cash and cash equivalents decreased $17,350,000 during the first three months of 2009 (2008 – increased by $2,699,000) to $7,405,000 as at March 31, 2009 (2008 - $24,755,000). The decrease in cash and cash equivalents was primarily the result of transferring $16,500,000 of excess cash within SunOpta BioProcess into short-term investments. Excluding this short-term investment, cash and cash equivalents decreased by $850,000 in the three months ended March 31, 2009.

Operating activities used cash of $4,520,000 in the first three months of 2009, consistent with a use of cash of $4,650,000 in the first three months of 2008. The improvement in cash used by operating activities was due to a $6,953,000 reduction in cash used to fund working capital. The key area of improvement in cash used to fund working capital in the first three months of 2009 compared to 2008 was a reduction of $9,814,000 in cash used to fund inventories, consistent with Company-wide objectives of reducing inventory across all segments. In particular, the SunOpta Fruit Group reduced inventories by $6,762,000 compared to December 31, 2008 through controlled purchases of raw materials and a plant closure. Offsetting the reduction in cash used to fund working capital was a $3,828,000 decrease in earnings in the first quarter of 2009 compared to the first quarter of 2008 and decreases in items not affecting cash, due mainly to higher non-cash recovery of income taxes included in the loss for the period in the first quarter of 2009.

Investing activities used $21,602,000 of cash in the first three months of 2009, compared to a use of $2,904,000 in the first three months of 2008. Excess cash of $16,500,000 at SunOpta BioProcess was invested into a short-term money-market investment in the first quarter of 2009, as SunOpta BioProcess did not have an immediate need for the cash. In addition, compared to the first quarter of 2008, the Company spent an additional $2,222,000 on purchases of plant and equipment related primarily to the soymilk processing plant being constructed in Modesto, California, which is scheduled to begin production in the second quarter of 2009.

Financing activities generated cash of $8,966,000 in the first three months of 2009, compared to $10,273,000 in the first three months of 2008. In the first three months of 2009, we had net debt repayments of $3,303,000 compared to borrowings of $5,118,000 in the first three months of 2008. Borrowings in 2008 included $10,000,000 drawn on our revolving acquisition facility to fund the TOC acquisition which occurred April 2, 2008. In the first quarter of 2009 we borrowed $12,002,000 on our lines of credit (2008 -$4,852,000) to fund working capital requirements, capital expenditures and long-term debt payments.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, we may invest in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported on the consolidated statements of operations and comprehensive income. As at March 31, 2009 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at March 31, 2009, the weighted average interest rate of the fixed rate term debt was 7.3% (December 31, 2008 – 7.4%) and $85,120,000 (December 31, 2008 - $87,481,000) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $22,212,000 (December 31, 2008 - $24,046,000) at an interest rate of 3.2% (December 31, 2008 – 4.7%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company’s after tax earnings would (decrease) increase by approximately $144,000 (2008 –$147,000).

SUNOPTA INC.	35	March 31, 2009 10-Q

All U.S. subsidiaries use the U.S. dollar as their functional currency and the U.S. dollar is also our reporting currency. The functional currency of all operations located in Canada is the Canadian dollar, except for SunOpta BioProcess and Opta Minerals, where the functional currency is the U.S. dollar. The functional currency of all operations located in Europe is the Euro. For these operations, all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the condensed consolidated statements of operations while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in Accumulated Other Comprehensive Income within Shareholders’ Equity. The functional currency of the corporate head office is the U.S. dollar. For the Corporate office, transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange on the condensed consolidated statements of operations.

We are exposed to foreign exchange rate fluctuations as the financial results of SunOpta and its Canadian and European subsidiaries are translated into U.S. dollars on consolidation. The Canadian dollar depreciated against the U.S. dollar in both the first quarter of 2009 and 2008, with closing rates moving from Cdn $1.2180 at December 31, 2008 to Cdn $1.2613 at March 31, 2009, compared to Cdn $0.9913 at December 31, 2007 to $1.0265 at March 31, 2008. The Euro also depreciated against the U.S. dollar over the first three months of 2009, with closing rates moving from $1.3951 at December 31, 2008 to $1.3284 at March 31, 2009. As a result of the depreciation of the Canadian dollar and the Euro against the U.S. dollar in the first three months of 2009, we had a decrease of $8,922,000 (2008 – an increase of $14,718,000) in net Canadian assets and a decrease of €305,000 (2008 – increase of €3,305,000) in net Euro. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar or Euro with all other variables held constant would result in an increase (decrease) in the fair value of our net assets by $7,453,000 (2008 -$8,679,000) for a Canadian dollar exchange movement and $1,940,000 (2008 - $2,060,000) for a Euro exchange movement.

U.S. based Food Group operations have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. The Canadian based subsidiaries have significant transaction exposure as their sales are predominantly in Canadian dollars while a substantial portion of their purchases are in U.S. dollars. The European operations are also exposed to various currencies as they purchase product from a wide variety of countries in several currencies and primarily sell into the European market.

We enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at March 31, 2009, resulting in a loss of $36,000 (2008 - $697,000); which is included in foreign exchange on the condensed consolidated statements of operations and comprehensive (loss) income. In 2008, we began taking a more active role in an attempt to reduce exposure to foreign currency exchange rates by entering into forward foreign exchange contracts. The contracts entered into are primarily Canadian dollars and U.S. dollars as well as U.S. dollars and Euros. The net effect of all exchange based transactions including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions including the translation gains and losses related to our Corporate net monetary assets are recorded in foreign exchange on our condensed consolidated statements of operations. For the three month period ended March 31, 2009, we recorded a loss of $1,263,000 (2008 - $288,000).

The functional currency of all operations, located in Canada, is the Canadian dollar. For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the Consolidated Statement of Earnings while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in the Currency Translation Adjustment account within Shareholders’ Equity. The functional currency of the corporate head office is the Canadian dollar. Transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange gains (losses) on the consolidated statement of operations. U.S. based Food Group operations have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. It is the Company’s intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

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

SUNOPTA INC.	36	March 31, 2009 10-Q

The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At March 31, 2009 the Company owned 317,896 (2008 – 195,219) bushels of corn with a weighted average price of $3.87 (2008 - $3.91) and 513,083 (2008 –387,531) bushels of soy beans with a weighted average price of $10.96 (2008 - $11.28) . The Company has at March 31, 2009 net short positions on soy beans of 50,082 (2008 – 28,465) and a net (short) long position on corn of 139,383 (2008 – (38,602)) bushels. An increase/decrease in commodity prices of either soy or corn of 10% would result in an increase (decrease) in carrying value of these commodities by $109,000 (2008 - $17,000). There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, the Bio Process Group or related to Corporate office activities.

Item 4. Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009. Refer to “Management’s Report on Internal Control over Financial Reporting” as contained in Item 9A. Controls and Procedures in the Company’s Form 10-K the fiscal year ended December 31, 2008 for management’s evaluation of disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

SunOpta’s management, with the participation of SunOpta’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in SunOpta’s internal control over financial reporting occurred during the first quarter of fiscal 2009. Based on that evaluation, management concluded that there were no changes in SunOpta’s internal control over financial reporting during the first quarter of 2009.

Item 4A. Controls and Procedures

Not applicable.

SUNOPTA INC.	37	March 31, 2009 10-Q

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

After we downgraded previously issued earnings expectations and announced the restatement of prior quarterly financial statements due to a significant write-down and other adjustments, SunOpta and certain officers (one of whom is a director) and a former director were named as defendants in several proposed class action lawsuits filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired securities of SunOpta between May 8, 2007 and January 25, 2008. We are alleged to have violated Section 10(b) of the 1934 Securities Exchange Act and Rule 10b-5 promulgated by the United States Securities and Exchange Commission. Additionally, the named officers and directors (one of whom is a former director) were alleged to have violated Section 20(a) of the 1934 Securities Exchange Act. The complaints alleged different proposed class periods and have now been consolidated into one class action with two lead plaintiffs. On January 28, 2009, the Court appointed Western Washington Laborers-Employers Pension Trust and Operating Engineers Construction Industry and Miscellaneous Pension Fund (the “Pension Funds”) as the lead plaintiffs in one consolidated class action aggregating the various class action lawsuits. On April 14, 2009, the lead plaintiffs filed their consolidated and amended complaint in the US District Court in the Southern District of New York. The new complaint includes, new allegations under Sections 11, 12 and 15 of the Securities Act of 1933 as well as four new individual defendants, two of whom are former senior management employees (one also a former director and officer), one is a current director and chairman and one is currently a senior employee. The new complaint also added three corporate defendants namely, Cleugh’s Frozen Foods, Inc., Pacific Fruit Processors, Inc. and Organic Ingredients, Inc., former subsidiaries of the Company, and now part of the merged entity, SunOpta Fruit Group, Inc Similarly, one proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of SunOpta between May 8, 2007 and January 25, 2008 against SunOpta and certain officers (one of whom is a director) alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under the Ontario Securities Act. On August 29, 2008, the plaintiff filed a motion to amend the claims against us to include additional allegations. The Canadian plaintiffs claim compensatory damages of Cdn $100,000,000 and punitive damages of Cdn $10,000,000 and other monetary relief. Recently, all parties including the US and Canadian plaintiffs, the defendants as well as Chubb, the Company’s insurer, agreed to settle the class actions through mediation. The parties have agreed to a single mediator and tentatively scheduled a date in June, 2009 for the mediation. Accordingly, all proposed actions and motions including the Canadian motion for class certification and leave to pursue statutory claims as well as proposed discoveries have been either suspended or deferred pending the outcome of the proposed mediation. . While we will participate in the mediation with a goal of reaching a mutually agreeable settlement, there is no assurance we will do so and if we do not reach a settlement and the litigation resumes Management intends to vigorously defend these actions. Given the current status of the class actions and the proposed mediation, it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

We have received letters from the Securities and Exchange Commission (“SEC”) and from the Ontario Securities Commission (“OSC”) requesting information related to the write-down and restatements described in its January 24, 2008 press release. We also received an additional request from the OSC for information regarding our stock option granting process a comprehensive response to which was provided in September 2008. The OSC has indicated it has no further comments on our write-down and restatement. We continue to cooperate with the SEC’s investigation, which includes cooperation with requests for additional information and interviews with certain current and past employees as well as current and former directors, and we continue to cooperate with the OSC’s investigation regarding stock option processes and certain disclosure matters.

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

In January 2008, a customer of ours, Abener Energia S.A. (an affiliate of Abengoa), terminated a contract valued at approximately $7,000,000 for the delivery of equipment and related services, forcing the matter into arbitration under its provisions. In December, the arbitrator rendered his final decision partially allowing Abener’s claim and awarded Abener approximately $1,850,000 (€ 1,329,828) in damages. Abener’s Canadian counsel has brought an application in Ontario for the enforcement of the award, and a date for the hearing has been scheduled in June, 2009. We intend to resist the application for enforcement pending the outcome of the Abengoa arbitration referenced above.

In addition, various claims and potential claims arising in the normal course of business are pending against us, and by us with third parties. Management believes the final determination of these claims or potential claims will not materially affect our financial position or results.

SUNOPTA INC.	38	March 31, 2009 10-Q

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading “Risk Factors” in Item 1A of that report. There have been no material changes to the previously-reported Risk Factors as of the date of this quarterly report. All of such previously-reported Risk Factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of the Company. The following disclosures provide updates to the previously-reported Risk Factors.

Our inability to meet the covenants of our credit facilities could materially and adversely affect our business

In Item 1A “Risk Factors” of our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008, under the heading “Our credit agreements restrict how we may operate our business”, we described the risks arising from the fact that we have various credit facilities, including a primary facility, with a syndicate of lenders.

As we disclosed, due to the large inventory write-down and related professional fees, the restatement of our quarterly financial statements in 2007 and the delay in filing our financial statements for fiscal year 2007 and the first fiscal quarter of 2008, we requested and received various amendments and waivers to our primary credit facility. Our new amended financial ratio covenants were set through to March 31, 2009.

We were unable to meet the amended financial ratio covenants for the period ended March 31, 2009. Subsequent to quarter-end, we negotiated certain amendments to our banking facilities. The amendments include a reduction in the maximum availability under the Canadian Line of Credit Facility from Cdn $25,000 to Cdn $20,000, as well as an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company. (See notes to the Financial Statements in Item 1 herein for further discussion of such credit lines.) In addition, the Canadian and U.S. Line of Credit facilities have been extended from June 30, 2009 to December 31, 2009. We also received a waiver of our non-compliance with these covenants as of March 31, 2009 and we have negotiated amended financial covenants for the periods ended June 30, 2009, September 30, 2009 and December 31, 2009. There is no guarantee that we will receive similar compliance waivers in the future.

Compliance with these covenants depends on our achieving forecasts and non-compliance could result in the acceleration of amounts owing under the credit facilities. There can be no assurance that, if any indebtedness under the credit facilities were to be accelerated, our assets would be sufficient to repay in full the indebtedness. Furthermore, prior to the expiry of any of the credit facilities, we may need to refinance our short-term debt. If we are required to replace the credit facilities with new debt on less favourable terms, or if we are unable to refinance on favorable terms or at all, our business would be adversely impacted.

SunOpta and certain officers (one of whom is a director) and a former director are subject to claims under U.S. and Canadian securities laws

In Item 1A “Risk Factors” of our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008, we described risks arising from the fact that SunOpta and some of our officers (one of whom is a director) and a former director are defendants in securities class action claims that have been filed in the United States and Canada that allege, among other things, violations of United States federal securities laws. On April 14, 2009, the lead plaintiffs in these actions amended their complaint to include four new individual defendants, including a former director and officer of SunOpta, a current director and chairman and a current senior employee. The new complaint also added three corporate defendants namely, Cleugh’s Frozen Foods, Inc., Pacific Fruit Processors, Inc. and Organic Ingredients, Inc., former subsidiaries of SunOpta and now part of the merged entity, SunOpta Fruit Group, Inc. See, Part II, Item 3 “Legal Proceedings” for a discussion of material legal proceedings.

These actions could result in the award of substantial monetary damages against SunOpta. There is risk that our insurance coverage may not be sufficient to cover damages awarded as a result of these actions. The outcome of these actions could negatively impact the market price of our securities.

Recently, all parties to this litigation, including the US and Canadian plaintiffs and the defendants, agreed to attempt to settle the class actions through mediation. All proposed actions and motions have been either suspended or deferred pending the outcome of the mediation. There is no guarantee that the mediation will result in a mutually agreeable settlement. Even if a settlement is reached, we may be required to make payments or incur other obligations under such settlement. During the mediation, we expect to continue to incur expenses associated with the resolution of these actions. Regardless of the outcome of the mediation, these pending actions may divert the efforts and attention of our management team from normal business operations. If a mutually agreeable settlement is not reached, the litigation will resume and could result in the negative outcomes described above.

SUNOPTA INC.	39	March 31, 2009 10-Q

Item 6. Exhibits

(a)	Exhibits -

10.1

Third waiver and amending agreement dated April 30, 2009, among SunOpta Inc. (the "Company"), certain affiliates of the Company, Bank of Montreal, as Agent and Harris N.A. as U.S. Security Agent and other Lenders within the lending group (incorporated by reference to the Company’s Form 8-K filed on May 8, 2009).

	10.2	Employment Agreement effective March 16, 2009 between the Company and Mr. Eric Davis. **
	31.1	Certification by Steven Bromley, President and Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **
	31.2	Certification by Eric Davis, Vice President and Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **
	32	Certifications by Steven Bromley, President and Chief Executive Officer and Eric Davis, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350. **

____________ _
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date May 7, 2009	SUNOPTA INC. /s/ Eric Davis by Eric Davis Vice President and Chief Financial Officer SunOpta Inc.

SUNOPTA INC.	40	March 31, 2009 10-Q