Form 10-Q
period 2009-06-30
SunOpta Inc.
filed 2009-08-07
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
Commission File No. 0-9989

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [ X ]             No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]                No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]             No [ X ]

At July 28, 2009 registrant had 64,846,560 common shares outstanding, the only class of registrant's common stock outstanding. There were no other classes of stock outstanding and the aggregate market value of voting stock held by non-affiliates at such date was $141,651,559. The Company’s common shares are traded on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

SUNOPTA INC.	1	June 30, 2009 10-Q

SUNOPTA INC.
FORM 10-Q
For the quarter ended June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008.

Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2009 and 2008.

Consolidated Balance Sheets as at June 30, 2009 and December 31, 2008.

Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2009 and 2008.

Condensed Consolidated Statements of Cash Flow for the three and six months ended June 30, 2009 and 2008.

Notes to Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Disclosure Controls and Procedures

Item 4T. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

All financial information is expressed in United States Dollars. The closing rate of exchange on July 28, 2009 was CDN $1 = U.S. $0.9233.

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

Whether actual results and developments will agree with expectations and predictions of the Company is subject to many risks and uncertainties including, but not limited to, general economic, business, weather or market risk conditions; the achievement of business forecasts; the outcome of any pending litigation; competitive actions by other companies; changes in laws or regulations or policies of local governments, provinces and states as well as the governments of the United States and Canada, many of which are beyond the control of the Company. Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized. Please refer to the Company’s most recent Annual Report on Form 10-K as well as item 1A in this report for a fuller discussion of the risks facing the Company and its operations.

SUNOPTA INC.	2	June 30, 2009 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Condensed Consolidated Financial Statements

SunOpta Inc.

For the Three and Six Months Ended June 30, 2009

(Unaudited)

SUNOPTA INC.	3	June 30, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Operations
For the three months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2009	2008
	$	$

Revenues	257,725	291,945

Cost of goods sold	219,644	246,077

Gross profit	38,081	45,868
Warehousing and distribution expenses	4,494	5,448
Selling, general and administrative expenses (note 14)	27,279	34,700
Intangible asset amortization	1,332	1,508
Other expense, net	109	-
Foreign exchange gain	(982)	(1,279)

Earnings before the following	5,849	5,491

Interest expense, net	3,470	3,601

Earnings before income taxes	2,379	1,890

Provision for income taxes	833	473

Earnings for the period	1,546	1,417

(Loss) earnings for the period attributable to non-controlling interests	(234)	698

Earnings for the period attributable to SunOpta Inc.	1,780	719

Earnings per share for the period (note 5)

– Basic	0.03	0.01

– Diluted	0.03	0.01

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	4	June 30, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Operations
For the six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2009	2008
	$	$

Revenues	489,799	522,389

Cost of goods sold	418,071	436,320

Gross profit	71,728	86,069
Warehousing and distribution expenses	8,955	10,894
Selling, general and administrative expenses (note 14)	54,131	62,511
Intangible asset amortization	2,763	2,766
Other income, net	(77)	-
Foreign exchange loss (gain)	281	(991)

Earnings before the following	5,675	10,889

Interest expense, net	6,341	6,501

(Loss) earnings before income taxes	(666)	4,388

(Recovery of) provision for income taxes	(233)	1,122

(Loss) earnings for the period	(433)	3,266

(Loss) earnings for the period attributable to non-controlling interests	(556)	1,061

Earnings for the period attributable to SunOpta Inc.	123	2,205

Earnings per share for the period (note 5)

– Basic	0.00	0.03

– Diluted	0.00	0.03

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	5	June 30, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Comprehensive Earnings
For the three months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2009	2008
	$	$

Earnings for the period	1,546	1,417

Currency translation adjustment	6,946	1,717

Change in fair value of interest rate swap, net of tax	271	163

Other comprehensive income for the period, net of tax	7,217	1,880

Comprehensive earnings for the period	8,763	3,297

Comprehensive earnings for the period attributable to non-controlling interest	51	698

Comprehensive earnings for the period attributable to SunOpta Inc.	8,712	2,599

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	6	June 30, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Comprehensive Earnings
For the six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2009	2008
	$	$

(Loss) earnings for the period	(433)	3,266

Currency translation adjustment	2,410	695

Change in fair value of interest rate swap, net of tax	320	(224)

Other comprehensive income for the period, net of tax	2,730	471

Comprehensive earnings for the period	2,297	3,737

Comprehensive (loss) earnings for the period attributable to non- controlling interest	(570)	1,061

Comprehensive earnings for the period attributable to SunOpta Inc.	2,867	2,676

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	7	June 30, 2009 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at June 30, 2009 and December 31, 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	December 31,
	2009	2008
	$	$

Assets

Current assets
Cash and cash equivalents (note 11)	21,592	24,755
Short-term investments (note 12)	1,500	-
Accounts receivable	106,014	95,129
Inventories (note 3)	194,933	200,689
Prepaid expenses and other current assets	20,631	14,448
Current income taxes recoverable	1,293	595
Deferred income taxes	5,209	493
	351,172	336,109

Property, plant and equipment	112,999	110,641
Goodwill	55,121	54,022
Intangible assets	61,860	63,161
Deferred income taxes	11,931	16,160
Other assets	925	954

	594,008	581,047
Liabilities

Current liabilities
Bank indebtedness (note 6)	78,087	67,164
Accounts payable and accrued liabilities	112,075	106,989
Customer and other deposits	725	1,228
Other current liabilities	4,197	4,437
Current portion of long-term debt (note 7)	28,459	12,174
Current portion of long-term liabilities	-	1,362
	223,543	193,354

Long-term debt (note 7)	78,928	99,353
Long-term liabilities	4,784	5,017
Deferred income taxes	13,359	13,614
	320,614	311,338

Preferred shares of a subsidiary company	27,991	27,796

Equity
SunOpta Inc. shareholders’ equity
Capital stock (note 4)	178,270	177,858
64,846,560 common shares (December 31, 2008 – 64,493,320)
Additional paid in capital (note 4)	7,463	6,778
Retained earnings	41,032	40,909
Accumulated other comprehensive income	4,010	1,266
	230,775	226,811
Non-controlling interest (note 1)	14,628	15,102
Total equity	245,403	241,913

	594,008	581,047
Commitments and contingencies (note 9)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	8	June 30, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Shareholders’ Equity
As at and for the six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	income	interest	Total
	$	$	$	$	$	$

Balance at December 31, 2008	177,858	6,778	40,909	1,266	15,102	241,913

Employee share purchase plan and compensation grants	412	-	-	-	-	412
Stock-based compensation	-	685	-	-	-	685
(Loss) earnings for the period	-	-	123	-	(556)	(433)
Non-controlling interest contributions	-	-	-	-	96	96
Currency translation adjustment	-	-	-	2,531	(121)	2,410
Change in fair value of interest rate swap, net of tax	-	-	-	213	107	320

Balance at June 30, 2009	178,270	7,463	41,032	4,010	14,628	245,403

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	(loss) income	interest	Total
	$	$	$	$	$	$

Balance at December 31, 2007	176,547	5,967	51,845	20,618	13,863	268,840

Options exercised	260	-	-	-	-	260
Stock-based compensation	-	729	-	-	-	729
Earnings for the period	-	-	2,205	-	1,061	3,266
Non-controlling interest contributions	-	-	-	-	111	111
Currency translation adjustment	-	-	-	695	-	695
Change in fair value of interest rate swap, net of tax	-	-	-	(224)	-	(224)

Balance at June 30, 2008	176,807	6,696	54,050	21,089	15,035	273,677

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	9	June 30, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the three months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2009	2008
	$	$

Cash provided by (used in)

Operating activities
Earnings for the period	1,546	1,417
Items not affecting cash
Amortization	4,904	5,135
Unrealized loss on foreign exchange	291	389
Deferred income taxes	1,861	(413)
Other	1,243	934
Changes in non-cash working capital, net of businesses acquired (note 8)	1,630	(13,780)

	11,475	(6,318)
Investing activities
Acquisition of businesses, net of cash acquired	-	(4,111)
Decrease (increase) in short-term investments	15,000	(20,000)
Purchases of property, plant and equipment, net	(4,255)	(3,164)
Payment of deferred purchase consideration	(1,000)	(255)
Purchase of patents, trademarks and other intangible assets	(138)	(32)
Other	(2,282)	117

	7,325	(27,445)
Financing activities
(Decrease) increase in line of credit facilities	(2,756)	12,129
Proceeds from the issuance of common shares	214	41
Repayment of long-term debt	(2,510)	(2,296)
Other	(8)	16

	(5,060)	9,890

Foreign exchange gain (loss) on cash held in a foreign currency	447	(5)

Increase (decrease) in cash and cash equivalents during the period	14,187	(23,878)

Cash and cash equivalents – beginning of the period	7,405	33,001

Cash and cash equivalents – end of the period	21,592	9,123

Supplemental cash flow information (notes 8, 11 and 12)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	10	June 30, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	June 30,	June 30,
	2009	2008
	$	$

Cash provided by (used in)

Operating activities
(Loss) earnings for the period	(433)	3,266
Items not affecting cash
Amortization	9,635	9,513
Unrealized (gain) loss on foreign exchange	(234)	389
Deferred income taxes	63	75
Other	768	996
Changes in non-cash working capital, net of businesses acquired (note 8)	(2,844)	(25,207)

	6,955	(10,968)
Investing activities
Acquisition of businesses, net of cash acquired	-	(4,111)
Increase in short-term investments	(1,500)	(20,000)
Purchases of property, plant and equipment, net	(8,843)	(5,530)
Payment of deferred purchase consideration	(1,500)	(755)
Purchase of patents, trademarks and other intangible assets	(202)	(122)
Other	(2,232)	169

	(14,277)	(30,349)
Financing activities
Increase in line of credit facilities	9,246	16,981
Borrowings under long-term debt	716	13,075
Proceeds from the issuance of common shares	412	260
Repayment of long-term debt	(6,529)	(10,253)
Other	61	100

	3,906	20,163

Foreign exchange gain (loss) on cash held in a foreign currency	253	(25)

Decrease in cash and cash equivalents during the period	(3,163)	(21,179)

Cash and cash equivalents – beginning of the period	24,755	30,302

Cash and cash equivalents – end of the period	21,592	9,123

Supplemental cash flow information (notes 8, 11 and 12)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	11	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1.

Basis of presentation and new accounting pronouncements

The interim condensed consolidated financial statements of SunOpta Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

Pursuant to FASB Staff Position (“FSP”) SFAS 157-2 “Effective Date of FASB Statement No. 157”, the Company adopted SFAS157 for non-financial assets and liabilities that are recognized on a non-recurring basis effective January 1, 2009. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

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

During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161)”. SFAS 161 expands and disaggregates the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (SFAS 133)”. The disclosure provisions of SFAS 161 apply to all entities with derivative instruments subject to SFAS 133 and also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 requires an entity with derivatives to disclose how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. Entities must provide tabular disclosures of the location, by line item, of amounts of gains and losses reported in the consolidated statements of operations. SFAS No. 161 became effective for the Company January 1, 2009. See note 13 for enhanced note disclosures as a result of adopting this standard.

SUNOPTA INC.	12	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1.

Basis of presentation and new accounting pronouncements continued

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company will consider this standard when evaluating future transactions to which it would apply.

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

In April 2009, the FASB issued FSP No. 107-1 and Accounting Practice Bulletin 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. As a result of adopting this FSP, the Company added disclosures to note 7 regarding the fair value of its term debt.

In April 2009, the FASB issued FSP No. 115-2 and SFAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also required increased and more timely disclosure regarding expected cash flows and should be applied prospectively. The Company does not expect any material financial statement implications relating to the adoption of this FSP.

In April 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 which aligns SEC regulations to the newly issued accounting standards FSP No. 115-2 and 124-2 on accounting for other-than-temporary impairments for marketable debt securities. Specifically, it amends Topic 5.M to exclude debt securities from its scope. The Company will consider this standard when evaluating future transactions to which it would apply.

In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141(R)-1”). FSP SFAS 141(R)-1 amends and clarifies previously issued guidance to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is applicable to acquisitions completed after January 1, 2009. The Company will consider this standard when evaluating future transactions to which it would apply.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company has adopted this standard, evaluating for subsequent events to August 6, 2009.

In June 2009, the SEC issued SAB No. 112 which updates the SEC’s rules and regulations to be consistent with the accounting principles and standards established in SFAS 141(R) and SFAS 160. The adoption of SAB No. 112 did not have a significant impact on the consolidated financial statements.

SUNOPTA INC.	13	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1.

Basis of presentation and new accounting pronouncements continued

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amended SFAS 140 by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation Number 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51” (“FIN 46(R)” to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. The Company will consider this standard when evaluating future transactions to which it would apply. Historically, the Company has not had any material transfers of financial assets.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FIN 46(R) to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company will consider this standard when evaluating future transactions to which it would apply.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of SFAS 168 will have disclosure impacts on the Company’s financial statements, as all future references to authoritative accounting literature will be referenced in accordance with the new standard.

SUNOPTA INC.	14	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.

Business acquisitions

During the year ended December 31, 2008, the Company and its less than wholly owned subsidiary completed a total of two acquisitions. These acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition. The following represents the final purchase accounting for these acquisitions.

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

(a)

The Organic Corporation

On April 2, 2008, the Company acquired 100% of the outstanding common shares of The Organic Corporation B.V., operating as Tradin Organic Agriculture B.V. ("TOC") for total consideration of €14,055 (U.S - $21,951), including acquisition costs of €500 (U.S - $781). At closing, the Company paid €6,000 (U.S - $9,371) in cash and concurrently received €3,000 (U.S – $4,685) by way of subordinated debt payable to the former shareholders. A promissory note for €1,000 (U.S - $1,562) was also issued bearing interest at 7.0% which is payable March 31, 2010 (note 7(g)). Additional consideration payable in cash on March 31, 2010 will be the greater of €8,000 (U.S - $12,494) or 2.5 times 2009 EBITDA (as defined in the purchase and sale agreement). After the closing of the purchase, the Company and the former TOC shareholders signed an agreement to extend the payment of the additional €8,000 consideration and €3,000 subordinated debt to October 31, 2010. As security pending payment of the promissory note and additional consideration, the Company pledged 100% of the outstanding common shares of TOC to the former shareholders. Due to its non-contingent nature, the present value of the deferred consideration has been included in the total consideration. Any payment in excess of €8,000 will be recorded when the amount can be reasonably determined and would result in an increase in the goodwill related to this acquisition. As a result of TOC’s opening balance sheet not meeting pre-determined working capital targets the additional consideration owing on October 31, 2010 will be reduced by €403 (U.S. -$629).

The intangible assets, consisting of customer relationships, customer order backlog and non-compete agreements, acquired in this acquisition are not deductible for income tax purposes and are being amortized over their estimated useful lives between one and twelve years. The acquisition served as an entry point for the Company into the European and other global markets from both the supply and sales side of our sourcing and trading operations, and accordingly, $9,734 of goodwill has been included in the net assets acquired. Goodwill acquired in this acquisition is not deductible for tax purposes.

SUNOPTA INC.	15	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
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

(b)

MCP Mg-Serbien SAS

On July 9, 2008, Opta Minerals acquired 67% of the outstanding common shares of MCP Mg-Serbien SAS (“MCP”) of France for total consideration of $1,302, including acquisition costs of $152. The acquisition continued to expand Opta Mineral’s business capabilities into Europe and complemented existing operations which supply a wide range of magnesium-based desulphurization products. As a result, $4,594 of goodwill has been included in the net assets acquired. Goodwill acquired in this acquisition is not deductible for tax purposes.

MCP operates a production facility in Romans-sur-Isere, France, producing and selling ground magnesium products. This acquisition has been consolidated since its July 9, 2008 acquisition date, and is included in the Opta Minerals segment.

(c)

Pro forma data (unaudited)

The condensed pro forma consolidated statements of operations reflect all acquisitions completed in 2008 as if they were completed on January 1, 2008. There were no acquisitions completed in the first six months of 2009.

Three months ended
June 30, 2008
$
Pro forma revenues	293,431
Pro forma earnings for the period	711
Pro forma earnings per share
Basic	0.01
Diluted	0.01

Six months ended
June 30, 2008
$
Pro forma revenues	558,065
Pro forma earnings for the period	2,359
Pro forma earnings per share
Basic	0.04
Diluted	0.04

3.

Inventories

	June 30,	December 31,
	2009	2008
	$	$

Raw materials and work-in-process	65,455	84,821
Finished goods	126,669	114,787
Company-owned grain	12,229	10,936
Inventory reserve	(9,420)	(9,855)
	194,933	200,689

SUNOPTA INC.	16	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

4.

Capital stock and additional paid in capital

	June 30,	December 31,
	2009	2008
	$	$

Capital stock	178,270	177,858

Additional paid in capital	7,463	6,778

(a)

In the six month period ended June 30, 2009, employees and directors exercised nil (June 30, 2008 – 64,780) common share options and an equal number of common shares were issued for net proceeds of $nil (June 30, 2008 - $260).

(b)

In the six month period ended June 30, 2009, 350,740 (June 30, 2008 – nil) common shares were issued for net proceeds of $410 (June 30, 2008 - $nil) as part of the Company’s employee share purchase plan.

(c)

In the six month period ended June 30, 2009, 1,078,000 (June 30, 2008 – nil) options were granted to employees and directors at prices ranging from $0.91 to $1.92 (June 30, 2008 - $nil). The fair value of the options granted in the six month period ended June 30, 2009 was $1,135 (June 30, 2008 – $nil) estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0%, an expected volatility of 70.6%, a risk-free interest rate of 2.00%, and an expected life of six years, and then reflecting an expected forfeiture rate of 15%.

(d)	In the six month period ended June 30, 2009, the Company recognized stock-based compensation of $685 (June 30, 2008 - $729) related to the Company’s stock option plans.

(e)

The Company’s Chief Executive Officer received an award of 10,000 common shares of the Company’s stock in the first quarter of 2007. One-quarter of the total award was granted on February 8, 2007, with the remaining three-quarters of the total award to be issued in equal instalments on the anniversary through February 8, 2010. As a result, 2,500 common shares were issued from treasury in the first quarter of 2009, and the Company recorded $2 (2008 - $nil) of stock-based compensation in the six months ended June 30, 2009.

5.

Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of options. The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	$	$	$	$

Earnings for the period attributable to SunOpta Inc.	1,780	719	123	2,205

Weighted average number of shares used in basic earnings per share	64,736,632	64,211,284	64,637,674	64,187,785
Dilutive potential of the following:
Employee/director stock options	115,184	38,239	104,226	81,786

Dilutive impact of share consideration	-	606,204	-	606,204
Diluted weighted average number of shares outstanding
	64,851,816	64,855,727	64,741,900	64,875,775
Earnings per share:
Basic	0.03	0.01	0.00	0.03
Diluted	0.03	0.01	0.00	0.03

SUNOPTA INC.	17	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

5.

Earnings per share continued

In the fourth quarter of 2008, the Company and former shareholders of TOC (note 2), modified a clause of the purchase and sale agreement. Initially, €2,000 was to be settled in common shares of the Company on March 31, 2010 (subsequently renegotiated to October 31, 2010); however, this agreement was modified such that the consideration will be settled in cash. As a result, the dilutive impact of share consideration of 606,204 common shares no longer existed.

In the three and six month periods ended June 30, 2009, options to purchase 1,970,875 common shares (June 30, 2008 –1,252,200 and 1,137,200, respectively) were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

6.

Bank indebtedness

	June 30,	December 31,
	2009	2008
	$	$

Canadian line of credit facility (a)	292	134
U.S. line of credit facility (b)	49,255	28,344
Opta Minerals Canadian line of credit facility (c)	7,965	7,797
TOC line of credit facilities (d)	20,575	30,889
	78,087	67,164

On April 30, 2009, the Company negotiated certain amendments to its syndicated banking facilities. The amendments include a reduction in the maximum availability under the Canadian Line of Credit Facility from Cdn $25,000 to Cdn $20,000, as well as an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company. In addition, the Canadian and U.S. Line of Credit facilities were extended from June 30, 2009 to December 31, 2009.

(a)

Canadian Line of Credit Facility:

At June 30, 2009, the Company has a Canadian line of credit of Cdn $20,000 (U.S. $17,197). As of June 30, 2009, $292 (2008 -$134) of this facility was utilized, and there were no amounts committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios. At June 30, 2009, the interest rate on this facility was 7.50%, calculated as Canadian prime plus a premium of 5.25%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of the Company’s Canadian business as defined in the Credit Agreement. At June 30, 2009, the borrowing base supported draws to the maximum line of credit.

(b)

U.S. Line of Credit Facility:

The Company has a U.S. line of credit of $60,000. As at June 30, 2009, $49,739 (2008 - $28,377) of this facility was utilized, including $484 (2008 - $33) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios. At June 30, 2009, the weighted average interest rate on this facility was 5.57%, based on U.S. LIBOR loans plus a premium of 5.25%. The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories of the Company’s U.S. business as defined in the Credit Agreement. At June 30, 2009, the borrowing base supported draws to the maximum line of credit.

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

SUNOPTA INC.	18	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.

Bank indebtedness continued

(c)

Opta Minerals Canadian Line of Credit Facility:

Opta Minerals has a line of credit facility of Cdn $15,000 (U.S. - $12,898). At June 30, 2009, Cdn $10,323 (U.S. - $8,876) (2008 – Cdn $10,569 (U.S. - $8,677)) of this facility has been utilized, including letters of credit in the amount of $911 (2008 - $880). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including prime, U.S. dollar base rate, bankers’ acceptances or LIBOR plus a margin based on certain financial ratios of the Company. At June 30, 2009, the weighted average interest rate on this facility was 8.00% (2008 – 5.25%).

Opta Minerals’ line of credit facility, along with its unused portion of the revolving acquisition facility (note 7(e)), is subject to annual extensions. On July 30, 2009 the Company and its lenders negotiated certain amendments to its banking facilities (note 7). The amendments include an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company, as well as amendments to certain financial covenant thresholds.

(d)

TOC Line of Credit Facilities:

TOC has a line of credit facility of €30,000 (U.S. - $42,087). At June 30, 2009 €17,527 (U.S. - $24,588) (2008 - €22,904 (U.S. -$31,953) of this facility had been utilized, including letters of credit in the amount of €2,861 (U.S. $4,013) (2008 - €763 (U.S. $1,064)). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. LIBOR and Euro LIBOR plus a premium 1.85%. At June 30, 2009, the weighted average interest rate on this facility was 2.79%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of TOC and its subsidiaries. At June 30, 2009, the borrowing base securing this facility supported draws to €21,710 (U.S. - $30,457) (2008 - €23,111 (U.S. – $32,242)).

7.

Long-term debt

	June 30,	December 31,
	2009	2008
	$	$

Syndicated Lending Agreement:
Term loan facility (a)	45,000	45,000
Non-revolving acquisition facility (b)	5,700	6,300
Acquisition facility (c)	13,650	15,600

Other Long-Term Debt:
Opta Minerals term loan facility (d)	8,867	8,980
Opta Minerals revolving acquisition facility (e)	12,239	11,835
Subordinated debt to former shareholders of TOC (f)	4,981	4,643
Promissory notes (g)	16,613	18,722
Term loan payables (h)	170	273
Capital lease obligations (i)	167	174
	107,387	111,527
Less: Current portion	28,459	12,174
	78,928	99,353

On April 30, 2009, the Company negotiated certain amendments to its syndicated banking facilities. The amendments include a permanent waiver to certain financial covenants at March 31, 2009, amended covenants for June 30, 2009, September 30, 2009 and December 31, 2009, the cancellation of the revolving portion of the Revolving Acquisition Facility, as well as an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company.

SUNOPTA INC.	19	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.

Long-term debt continued

On July 30, 2009, Opta Minerals and its lenders negotiated certain amendments to its banking facilities. The amendments include adjustments to certain financial covenant thresholds, a reduction in the maximum availability under the revolving acquisition facility (note 7(e)) to Cdn $14,043 (U.S. - $12,075), and an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company.

Details of the Company’s long-term debt are as follows:

(a)

Term loan facility:

The term loan facility balance at June 30, 2009 was $45,000 (2008 - $45,000). The entire loan principal is due December 20, 2010 and, at that time, is renewable at the option of the lenders and the Company. Interest on the term loan facility is payable at a fixed rate of 6.44% plus a margin of up to 385 basis points based on certain financial ratios of the Company. As at June 30, 2009, the interest rate was 10.29% (2008 –8.94%). The fair value of the term loan facility at June 30, 2009 approximates the book value of $45,000.

(b)

 Non-revolving acquisition facility:

The non-revolving acquisition facility balance at June 30, 2009 was $5,700 (2008 - $6,300). Minimum quarterly repayment amounts are $300, with any remaining outstanding principal balance due in May 2010. At June 30, 2009, the interest rate on this facility was 5.85%, calculated as LIBOR plus a premium of 5.25% (2008 – 4.25%).

(c)

Acquisition facility:

The acquisition facility balance at June 30, 2009 was $13,650 (2008 - $15,600). Principal quarterly repayments are $975 with any remaining principal balance due in May 2010. At June 30, 2009, the interest rate on this facility was 5.85% (2008 – 8.96%), calculated as LIBOR plus a premium of 5.25% (2008 – 4.25%).

The above term loan facility, non-revolving acquisition facility, acquisition facility and the U.S. line of credit facility (note 6), are collateralized by a first priority security against substantially all of the Company’s assets in Canada, the United States and Mexico, excluding the assets of Opta Minerals, SunOpta BioProcess and TOC.

(d)

Opta Minerals Term Loan Facility:

The term loan facility has a maximum available borrowing amount of Cdn $12,500 (U.S. - $10,748). This facility matures on July 30, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of Cdn $312 (U.S. - $268). The outstanding balance on the term loan facility at June 30, 2009 was Cdn $10,312 (U.S. – $8,867) (2008 – Cdn $10,938 (U.S. - $8,980)). At June 30, 2009, the weighted average interest rate on this facility was 5.18% (2008 – 5.11%).

(e)

Opta Minerals Revolving Acquisition Facility:

At June 30, 2009 the revolving acquisition facility has a maximum available borrowing amount of Cdn $20,000 (U.S. - $17,197) to finance future acquisitions and capital expenditures. On July 30, 2009 the Company and its lenders negotiated certain amendments to its banking facilities that resulted in a reduction in the maximum available borrowing amount under the revolving acquisition facility to Cdn $14,043 (U.S. - $12,075). Principal is payable quarterly equal to 1/40 of the drawdown amount. Any remaining outstanding principal under this facility is due upon maturity. The outstanding balance on the revolving acquisition facility at June 30, 2009 was Cdn $14,234 (U.S. - $12,239) (2008 – Cdn $14,415 (U.S. - $11,835)). At June 30, 2009, the weighted average interest rate on this facility was 4.28% (2008 – 4.75%).

The credit facilities described above are collateralized by a first priority security against substantially all of the Opta Minerals assets in both Canada and the United States.

SUNOPTA INC.	20	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.

Long-term debt continued

Opta Minerals entered into a cash flow hedge in 2007. The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (U.S. - $14,789) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The estimated fair value of the interest rate swap at June 30, 2009 was a loss of $1,526 (December 31, 2008 – loss of $1,984). The incremental gain in fair value of $320 (net of taxes of $138) has been recorded in other comprehensive income for the six month period ended June 30, 2009. The fair value of this liability is included in long-term liabilities on the consolidated balance sheets.

(f)

Subordinated debt to former shareholders of TOC:

In conjunction with the acquisition of TOC on April 2, 2008, its former shareholders provided a subordinated loan to TOC in the amount of €3,000 (U.S. - $4,209). The loan bears interest at 7% and is payable to the former shareholders on a semi-annual basis. The subordinated loan, as well as €453 (U.S. - $636) previously loaned to TOC, is repayable in full on October 31, 2010. Additionally, a related party to the former shareholders holds a demand loan with TOC in the amount of €500 (U.S. - $701) which bears interest at 7.0% payable on a quarterly basis. As a result of TOC’s opening balance sheet not meeting predetermined working capital targets, €403 (U.S. - $565) of this subordinated loan will not be paid. Other notes issued to former shareholders are unsecured.

(g)

Promissory Notes:

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions bearing a weighted average interest rate of 6.6% (2008 – 6.4%), due in varying installments through 2012 with principal repayments of $3,555 (2008 -$3,773) due in the next 12 months. As a result of the acquisition of TOC, the Company issued a total of €9,000 (U.S. - $12,626) in promissory notes, which are secured by a pledge of the common shares of TOC. Of the €9,000 (U.S. - $12,626) issued, €1,000 (U.S. - $1,403) bears an interest rate of 7.0%. The Company and the former TOC shareholders signed an amendment to the purchase and sale agreement extending the repayment date for the €8,000 (U.S. - $11,223) of promissory notes to October 31, 2010.

(h)

Term Loans Payable:

Term loans payable bear a weighted average interest rate of 4.9% (2008 – 4.7%) due in varying installments through 2010 with principal payments of $125 due in the next 12 months.

(i)

Capital Lease Obligations:

Capital lease obligations due in monthly payments, with a weighted average interest rate of 6.9% (2008 – 7.0%).

The long-term debt and capital leases described above have required repayment terms in the next five years ending June 30 as follows:

2010	$28,459
2011	62,965
2012	2,775
2013	2,745
2014	2,509
Thereafter	7,934
$107,387

As part of its syndicated lending agreements, the Company is required to maintain compliance with certain financial covenants. At June 30, 2009, the Company was in compliance with these financial covenants, which relate to the Canadian line of credit facility, the U.S. line of credit facility (notes 6(a) and (b)), as well as the term loan facility, non-revolving acquisition facility and the acquisition facility.

SUNOPTA INC.	21	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.

Supplemental cash flow information

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	$	$	$	$

Changes in non-cash working capital:
Accounts receivable	(2,450)	(10,014)	(9,860)	(24,793)
Inventories	(2,628)	(23,629)	4,921	(25,894)
Income tax recoverable	(812)	1,193	(698)	1,783
Prepaid expenses and other current assets	(1,406)	2,161	(1,863)	1,538
Accounts payable and accrued liabilities	10,803	19,282	5,159	22,843
Customer and other deposits	(1,877)	(2,773)	(503)	(684)
	1,630	(13,780)	(2,844)	(25,207)
Cash paid for:
Interest	3,206	3,123	5,849	5,922
Income taxes	622	1,368	285	1,378

9.

Commitments and contingencies

(a)

Class action lawsuits

The Company and certain officers (one of whom is a director) and a former director were named as defendants in proposed class action lawsuits in the United States. These lawsuits were filed between January 28, 2008 and March 19, 2008 in the United States District Court for the Southern District of New York. These actions were also filed against two Company Officers, one of whom is a director, as well as a former director who was named in certain actions. The Company was alleged to have violated Section 10(b) of the 1934 Securities Exchange Act and Rule 10b-5 promulgated by the United States Securities and Exchange Commission (“SEC”). Additionally, the named officers and directors (one of whom is a former director) were alleged to have violated Section 20(a) of the 1934 Securities Exchange Act. The complaints alleged different proposed class periods. They have now been consolidated into one class action with lead plaintiffs. On January 28, 2009, the Court appointed Western Washington Laborers-Employers Pension Trust and Operating Engineers Construction Industry and Miscellaneous Pension Fund (the “Pension Funds”) as the lead plaintiffs in one consolidated class action aggregating the various class action lawsuits. On April 14, 2009, the lead plaintiffs filed their consolidated and amended complaint in the US District Court in the Southern District of New York. The new complaint includes new allegations under Sections 11, 12 and 15 of the Securities Act of 1933 as well as four new individual defendants, two of whom are former senior management employees (one also a former director and officer), one is a current director and chairman and one is currently a senior employee. The new complaint also added three corporate defendants namely, Cleugh’s Frozen Foods, Inc., Pacific Fruit Processors, Inc. and Organic Ingredients, Inc., former subsidiaries of the Company, and now part of the merged subsidiary, SunOpta Fruit Group, Inc.

Similarly, one proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008 against the Company and certain officers (one of whom is a director), alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under the Ontario Securities Act. On August 29, 2008, the plaintiff filed a motion to amend the claims against the Company to include additional allegations. The Canadian plaintiffs claim compensatory damages of Cdn $100,000 and punitive damages of Cdn $10,000 and other monetary relief. Recently, all parties including the US and Canadian plaintiffs, the defendants as well as Chubb, the Company’s insurer, agreed to attempt to settle the class actions through mediation. The mediation was held on July 8, 2009 at the JAMS New York Resolution Center in the City of New York before a single mediator. No settlement has yet been reached, although the parties are in the process of negotiation. All proposed actions and motions including the Canadian motion for class certification and leave to pursue statutory claims as well as proposed discoveries were either suspended or deferred pending the outcome of the mediation. In the event a settlement is not reached, management’s intention is to vigorously defend these actions. Given the current status of the class actions and the mediation, it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

SUNOPTA INC.	22	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.

Commitments and contingencies continued

(b)

Formal investigation by the SEC

In 2008 the Company received letters from the SEC requesting additional information in connection with the restatement of the Company’s filings for each of the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007. Additionally, the SEC has started the process of conducting interviews with certain current and past employees as well as current and former members of the Company’s Audit Committee. The Company continues to cooperate with the requests from the SEC in connection with its formal investigation. An enforcement action by the SEC could result in expense in the form of sanctions, fines or other levies. Management cannot conclude whether the prospect of an unfavourable outcome in this matter is probable, or estimate the loss, if any, that might arise from any enforcement action taken against the Company or its officers. Accordingly, no accrual has been made at this time for this contingency.

(c)

SunOpta BioProcess lawsuit against Abengoa and Abener arbitration

The Company commenced a suit on January 17, 2008, against Abengoa New Technologies Inc. (“Abengoa”) and a former employee of SunOpta Inc. alleging theft of trade secrets, breach of contract, tortious interference with contract and civil conspiracy, and filed motions for expedited discovery and a preliminary injunction. Abengoa has filed a counterclaim alleging breach of contract, misappropriation of trade secrets and other contractual violations. The United States District Court, Eastern District of Missouri, recently referred the core claims to arbitration and stayed the other claims pending the outcome of the arbitration. The arbitration was held during the period of July 20 to July 24 inclusive, in St. Louis before a single arbitrator and is scheduled to resume and be completed during the week of October 19, 2009. While management is confident in its position, the outcome of this matter cannot be predicted at this time.

In January 2008, a customer of ours, Abener Energia S.A. (an affiliate of Abengoa), terminated a contract valued at approximately $7,000 for the delivery of equipment and related services, forcing the matter into arbitration under its provisions. In December 2008, the arbitrator rendered his final decision partially allowing Abener’s claim and awarded Abener approximately € 1,329 (U.S. - $1,864) in damages. Abener’s Canadian counsel has brought an application in Ontario for the enforcement of the award, and a hearing was held on June 12, 2009 in the Ontario Superior Court of Justice in Toronto, Ontario. The decision was rendered shortly thereafter in support of the enforcement of the award. While the Company is investigating the possibility of an appeal, it is likely that payment of the award will have to be made. The amount awarded to Abener has been accrued for on the consolidated balance sheets.

(d)

Vargas Class Action

In September 2008, a single plaintiff and a former employee, Abelardo Vargas, filed a wage and hour dispute, against SunOpta Fruit Group, Inc., as a class action alleging various violations of California’s labour laws. On July 16, 2009, the parties attended a mediation in San Francisco, and no settlement was reached. Management intends to vigorously defend this action, unless a settlement can be reached to minimize the ongoing costs of litigation. Management cannot conclude whether the prospect of an unfavourable outcome in this matter is probable, or estimate the loss, if any, that might arise from any enforcement action taken against the Company or its officers. Accordingly, no accrual has been made at this time for this contingency.

(e)

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

SUNOPTA INC.	23	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.

Segmented information

The Company operates in three industries divided into eight operating segments:

(a) SunOpta Food Group (Food Group) sources, processes, packages, markets and distributes a wide range of natural, organic, kosher and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food and natural health products. There are five segments in the Food Group:

i)	SunOpta Grains and Foods Group (Grains and Foods Group) is focused on vertically integrated sourcing, processing, packaging and marketing of grains, grain-based ingredients and packaged products;

ii)

SunOpta Ingredients Group (Ingredients Group) is focused on insoluble oat and soy fiber products and works closely with its customers to identify product formulation, cost and productivity opportunities aimed at transforming raw materials into value-added food ingredient solutions;

iii)

SunOpta Fruit Group (Fruit Group) consists of berry processing and fruit base operations that process natural and organic frozen strawberries, peaches, mangos and other fruits and vegetables into bulk, ingredients and packaged formats for the food service, private label retail and industrial ingredient markets. The Group also includes the Healthy Fruit Snacks operations which produce natural and organic apple- based fruit snacks;

iv)

SunOpta International Sourcing and Trading Group (IST) – sources raw material ingredients, as well as trades organic commodities. In addition, the Group provides natural and organic food solutions to major global food manufacturers, distributors and supermarket chains with a variety of industrial and private label retail products; and

v)

SunOpta Distribution Group (Distribution Group) represents the final layer of the Company’s vertically integrated natural and organic foods business model. This group operates a national natural, organic and specialty foods and natural health products distribution network in Canada and also processes and packages retail natural health products.

(b) Opta Minerals processes, distributes and recycles silica-free loose abrasives, roofing granules, industrial minerals and specialty sands for the foundry, steel, roofing shingles and bridge and ship-cleaning industries.

(c) SunOpta BioProcess provides a wide range of research and development and engineering services and owns numerous patents on its proprietary steam explosion technology. It designs and subcontracts the manufacture of these systems, which are used for processing biomass for use in the paper, biofuel and food industries.

(d) Corporate Services provides a variety of management, financial, information technology, treasury and administrative services to the operating segments from the head office in Ontario, Canada, and information and shared services offices in Minnesota.

Effective July 1, 2008, the Company removed TOC and SunOpta Global Organic Ingredients (“SGOI”) from the SunOpta Fruit Group and created a new segment called the SunOpta International Sourcing and Trading Group. These segments reflect how the Company manages the business, and distinguishes between the processing of fresh fruit and vegetables primarily in the southern United States and Mexico, and the sourcing and processing of organic products from outside North America. The segmented information for the three and six month periods ended June 30, 2008 has been updated to reflect the current year’s segment presentation.

Also effective July 1, 2008, the Company allocated the former SunOpta BioProcess and Corporate Group into two segments: SunOpta BioProcess and Corporate Services. In previous periods, the Company had combined these two segments, as revenues of SunOpta BioProcess were less than 1% of consolidated revenues. The segmented information for the three and six month periods ended June 30, 2008 has been updated to reflect the current year’s segment presentation.

SUNOPTA INC.	24	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.

Segmented information continued

The Company’s assets, operations and employees are principally located in Canada, the United States, Mexico, Europe, China and Africa. Revenues are allocated to the United States, Canada and Europe and other external markets based on the location of the customer. Other expense (income), net, interest expense, net, and provision for (recovery of) income taxes are not allocated to the segments.

Three months ended
June 30, 2009

			SunOpta	Corporate
	Food Group	Opta Minerals	BioProcess	Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	111,273	9,140	89	-	120,502
Canada	65,559	3,175	-	-	68,734
Europe and other	66,434	2,025	30	-	68,489
Total revenues from external customers	243,266	14,340	119	-	257,725

Segment earnings (loss) before the following	7,794	(109)	(836)	(891)	5,958

Other expense, net					109
Interest expense, net					3,470
Provision for income taxes					833
Earnings for the period					1,546

The SunOpta Food Group has the following segmented reporting:

Three months ended
June 30, 2009
	Grains and
	Foods	Ingredients	Fruit		Distribution
	Group	Group	Group	IST	Group	Food Group
	$	$	$	$	$	$
External revenues by market:
United States	41,930	13,344	38,181	17,490	328	111,273
Canada	3,503	1,772	1,385	1,003	57,896	65,559
Europe and other	44,284	1,097	293	20,617	143	66,434
Total revenues from external customers	89,717	16,213	39,859	39,110	58,367	243,266

Segment earnings	5,213	1,890	623	9	59	7,794

SUNOPTA INC.	25	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.

Segmented information continued

Three months ended
June 30, 2008

		Opta	SunOpta	Corporate
	Food Group	Minerals	BioProcess	Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	138,036	16,776	471	-	155,283
Canada	77,222	5,907	-	-	83,129
Europe and other	50,968	2,565	-	-	53,533
Total revenues from external customers	266,226	25,248	471	-	291,945

Segment earnings (loss) before the following	9,051	3,351	(755)	(6,156)	5,491

Interest expense, net					3,601
Provision for income taxes					473
Earnings for the period					1,417

The SunOpta Food Group has the following segmented reporting:

Three months ended
June 30, 2008

	Grains and	Ingredients	Fruit		Distribution
	Foods Group	Group	Group	IST	Group	Food Group
	$	$	$	$	$	$
External revenues by market:
United States	69,517	14,163	35,413	18,647	296	138,036
Canada	5,097	1,644	1,372	578	68,531	77,222
Other	11,873	1,019	4,676	33,346	54	50,968
Total revenues from external customers	86,487	16,826	41,461	52,571	68,881	266,226

Segment earnings (loss)	5,601	586	(1,906)	1,625	3,145	9,051

SUNOPTA INC.	26	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.

Segmented information continued

Six months ended
June 30, 2009

		Opta	SunOpta	Corporate
	Food Group	Minerals	BioProcess	Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	223,290	18,822	102	-	242,214
Canada	128,756	6,168	-	-	134,924
Europe and other	108,556	4,075	30	-	112,661
Total revenues from external customers	460,602	29,065	132	-	489,799

Segment earnings (loss) before the following	10,540	(861)	(1,594)	(2,487)	5,598

Other income, net					(77)
Interest expense, net					6,341
Recovery of income taxes					(233)
(Loss) earnings for the period					(433)

The SunOpta Food Group has the following segmented reporting:

Six months ended
June 30, 2009

	Grains and	Ingredients	Fruit		Distribution
	Foods Group	Group	Group	IST	Group	Food Group
	$	$	$	$	$	$
External revenues by market:
United States	98,764	24,211	71,505	28,348	462	223,290
Canada	5,947	3,592	2,853	1,950	114,414	128,756
Other	59,345	1,950	3,103	43,995	163	108,556
Total revenues from external customers	164,056	29,753	77,461	74,293	115,039	460,602

Segment earnings (loss)	9,148	2,712	(534)	(1,163)	377	10,540

SUNOPTA INC.	27	June 30, 2009 10-Q

SunOpta Inc.
Condensed Notes to Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.

Segmented information continued

Six months ended
June 30, 2008

		Opta	SunOpta	Corporate
	Food Group	Minerals	BioProcess	Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	257,914	31,604	603	-	290,121
Canada	153,726	10,304	-	-	164,030
Europe and other	63,528	4,710	-	-	68,238
Total revenues from external customers	475,168	46,618	603	-	522,389

Segment earnings (loss) before the following	15,279	5,355	(1,637)	(8,108)	10,889

Interest expense, net					6,501
Provision for income taxes					1,122
(Loss) earnings for the period					3,266

The SunOpta Food Group has the following segmented reporting:

Six months ended
June 30, 2008
	Grains and	Ingredients	Fruit		Distribution
	Foods Group	Group	Group	IST	Group	Food Group
	$	$	$	$	$	$
External revenues by market:
United States	128,183	28,889	70,681	29,734	427	257,914
Canada	8,837	2,973	2,784	1,243	137,889	153,726
Other	22,022	1,912	5,164	34,323	107	63,528
Total revenues from external customers	159,042	33,774	78,629	65,300	138,423	475,168

Segment earnings (loss)	11,094	1,604	(5,974)	1,885	6,670	15,279

11.

Cash and cash equivalents

Included in cash and cash equivalents is $18,939 (2008 - $22,077) of cash relating to SunOpta BioProcess that was raised as a result of a preferred share issuance in 2007. These funds are specific to SunOpta BioProcess and can only be used by SunOpta BioProcess, who intend to use these funds for the continued development of biomass conversion technologies and to build and operate commercial-scale facilities for the conversion of cellulosic biomass to ethanol. Also included in cash and cash equivalents are funds of $1,872 (2008 - $1,377) that are specific to Opta Minerals.

These funds of $20,811 (2008 - $23,454) are consolidated for financial statement reporting purposes due to the Company’s ownership; however, these funds cannot be utilized by the Company for general corporate purposes and are maintained in separate bank accounts of the legal entities.

SUNOPTA INC.	28	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

12.

Short-term investments

SunOpta BioProcess purchased a $1,500 money-market term deposit investment on May 28, 2009. The Company has classified this investment as held for trading. The investment matures on November 24, 2009, and earns interest at a rate of 1.0% annually. This investment is specific to SunOpta BioProcess and can only be used by SunOpta BioProcess; and cannot be utilized by the Company for general corporate purposes. Accrued interest is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. At December 31, 2008, there were no short-term investments.

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

This hierarchy requires the use of observable market data when available.

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value as of June 30, 2009:

		Fair Value
		Asset (Liability)	Level 1	Level 2
		$	$	$
(a)	Commodity futures and forward contracts
	Unrealized short-term derivative gain	4,272	711	3,561
	Unrealized long-term derivative gain	354	-	354
	Unrealized short-term derivative loss	(4,197)	-	(4,197)
	Unrealized long-term derivative loss	(562)	-	(562)
(b)	Inventories carried at market	8,042	-	8,042
(c)	Unrealized loss on interest rate swap	(1,526)	-	(1,526)
(d)	Forward foreign currency contracts	(51)	-	(51)

(a)

On the condensed consolidated balance sheet, unrealized short-term derivative gain is included in prepaid expenses and other current assets, unrealized long-term derivative gain is included in other assets, unrealized short-term derivative loss is included in other current liabilities and unrealized long-term derivative loss is included in long-term liabilities.

(b)	Inventories carried at market are included in inventories on the condensed consolidated balance sheet.
(c)	The interest rate swap is included in long-term liabilities on the condensed consolidated balance sheet.
(d)	The forward foreign currency contracts are included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

SUNOPTA INC.	29	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains. These derivative instruments are not designated as hedging instruments under SFAS 133. A gain of $1,432 for the three month period ended June 30, 2009 and a gain of $2,150 for the six month period ended June 30, 2009 has been recorded in cost of goods sold on the condensed consolidated statements of operations related to changes in the fair value of these derivatives.

At June 30, 2009, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows:

		Number of bushels
(in 000’s of bushels)		Purchase (Sale)
	Corn	Soybeans
Forward commodity purchase contracts	2,282	1,666
Forward commodity sale contracts	(1,852)	(790)
Commodity futures contracts	(840)	(1,205)

(b)

Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the condensed consolidated statements of operations. At June 30, 2009, the Company had 450 and 504 bushels of commodity corn and soybeans, respectively, in inventories carried at market.

(c)

Interest rate swap

Opta Minerals entered into an interest rate swap to minimize its exposure to interest rate risk. A notional amount of Cdn $17,200 (U.S. - $14,789) of floating rate debt was effectively converted to fixed rate debt at a rate of 5.25% for the period August 2008 to August 2012. At each period end, management calculates the mark-to-market fair value using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current mark-to-market position. The mark-to-market gain or loss is placed in level 2 of the fair value hierarchy. The interest rate swap is designated as a cash flow hedge for accounting purposes and accordingly, gains and losses on changes in the fair value of the interest rate swap are included in other comprehensive income on the condensed consolidated statements of operations. A gain of $271 (net of income taxes of $132) for the three month period ended June 30, 2009 and a gain of $320 (net of income taxes of $138) for the six month period ended June 30, 2009 has been recorded in other comprehensive income due to the change in fair value for this derivative.

SUNOPTA INC.	30	June 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

13.

Derivative Financial Instruments and Fair Value Measurement continued

(d)

Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as there are quoted prices in active markets to observe the fair value determination. These forward foreign exchange contracts represent economic hedges and are not designated as hedging instruments under SFAS 133. At June 30, 2009 the Company had open forward foreign exchange contracts with a notional value of €9,000 that resulted in an unrealized loss of $51 which is included in foreign exchange loss (gain) on the condensed consolidated statements of operations for the six months ended June 30, 2009.

14.

Selling, general and administrative expenses

Included in selling, general and administrative expenses (“SG&A”) for the three and six month periods ended June 30, 2009, is approximately $635 and $1,377 (2008 - $2,048 and $2,048) of severance. Also included in SG&A expenses is approximately $662 (2008 - $4,304) in the three months ended June 30, 2009 and $803 (2008 - $5,672) in the six months ended June 30, 2009 of professional fees and related costs incurred with respect to the investigation within the SunOpta Fruit Group’s Berry Operations and legal costs within the SunOpta BioProcess Group.

SUNOPTA INC.	31	June 30, 2009 10-Q

PART I - FINANCIAL INFORMATION

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments During the Second Quarter of 2009

The Company and certain officers (one of whom is a director) and a former director were named as defendants in proposed class action lawsuits in the United States. These lawsuits were filed between January 28, 2008 and March 19, 2008 in the United States District Court for the Southern District of New York. These actions were also filed against two Company Officers, one of whom is a director, as well as a former director who was named in certain actions. The Company was alleged to have violated Section 10(b) of the 1934 Securities Exchange Act and Rule 10b-5 promulgated by the United States SEC. Additionally, the named officers and directors (one of whom is a former director) were alleged to have violated Section 20(a) of the 1934 Securities Exchange Act. The complaints alleged different proposed class periods. They have now been consolidated into one class action with lead plaintiffs. On January 28, 2009, the Court appointed Western Washington Laborers-Employers Pension Trust and Operating Engineers Construction Industry and Miscellaneous Pension Fund (the “Pension Funds”) as the lead plaintiffs in one consolidated class action aggregating the various class action lawsuits. On April 14, 2009, the lead plaintiffs filed their consolidated and amended complaint in the US District Court in the Southern District of New York. The new complaint includes, new allegations under Sections 11, 12 and 15 of the Securities Act of 1933 as well as four new individual defendants, two of whom are former senior management employees (one also a former director and officer), one is a current director and chairman and one is currently a senior employee. The new complaint also added three corporate defendants namely, Cleugh’s Frozen Foods, Inc., Pacific Fruit Processors, Inc. and Organic Ingredients, Inc., former subsidiaries of the Company, and now part of the merged entity, SunOpta Fruit Group, Inc.

Similarly, one proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008 against the Company and certain officers (one of whom is a director), alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under the Ontario Securities Act. On August 29, 2008 the plaintiff filed a motion to amend the claims against us to include additional allegations. The Canadian plaintiffs claim compensatory damages of Cdn $100,000 and punitive damages of Cdn $10,000 and other monetary relief. Recently, all parties including the U.S. and Canadian plaintiffs, the defendants as well as Chubb, the Company’s insurer, agreed to attempt to settle the class actions through mediation. The mediation was held on July 8, 2009 at the JAMS New York Resolution Center in the City of New York before a single mediator, No settlement has yet been reached, although the parties are in the process of negotiation. All proposed actions and motions including the Canadian motion for class certification and leave to pursue statutory claims as well as proposed discoveries were either suspended or deferred pending the outcome of the mediation. In the event a settlement is not reached, management’s intention is to vigorously defend these actions. Given the current status of the class actions and the mediation, it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

We have implemented a number of cost-saving measures as a result of general economic conditions. Beginning in the fourth quarter of 2008 and continuing to the end of June 2009, we have reduced employment by 66 salaried positions and 170 hourly workers. We temporarily closed our Rosarito, Mexico fruit processing facility, negotiated a sub-lease for our Salinas, California facility, permanently closed a sales office within the Fruit Group operations in South Carolina and an International Sourcing and Trading Group sales office in Austria. Opta Minerals executed a number of cost rationalization programs which included the sale of certain facilities and termination of certain lease obligations. We intend to maintain 2009 salaries at 2008 levels and continue to explore additional measures to improve our ability to adapt during the economic downturn.

Commercial production began June 8, 2009 at our new aseptic processing facility located in Modesto, California. This new facility significantly expands our capacity to produce aseptic soy and alternate beverages and other aseptically packaged products. The location of the new facility also improves our cost structure when servicing West coast customers.

SUNOPTA INC.	32	June 30, 2009 10-Q

Operations for the Three Months ended June 30, 2009 Compared With the Three Months Ended June 30, 2008

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

Consolidated

	June 30,	June 30,
	2009	2008	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	243,266,000	266,226,000	(22,960,000)	(8.6%	)
Opta Minerals	14,340,000	25,248,000	(10,908,000)	(43.2%	)
SunOpta Bio Process	119,000	471,000	(352,000)	(74.7%	)
Total Revenue	257,725,000	291,945,000	(34,220,000)	(11.7%	)

Operating Income[1]
SunOpta Food Group	7,794,000	9,051,000	(1,257,000)	(13.9%	)
Opta Minerals	(109,000)	3,351,000	(3,460,000)	(103.3%	)
SunOpta Bio Process	(836,000)	(755,000)	(81,000)	(10.7%	)
Corporate Services	(891,000)	(6,156,000)	5,265,000	85.5%
Total Operating Income	5,958,000	5,491,000	467,000	8.5%

Other expense	109,000	-	109,000	100%
Interest Expense	3,470,000	3,601,000	(131,000)	(3.6%	)
(Recovery of) provision for income tax	833,000	473,000	360,000	76.1%
(Loss) earnings for the period	1,546,000	1,417,000	129,000	9.1%
Earnings (loss) for the period attributable to non-controlling interests	(234,000)	698,000	(932,000)	(133.5%	)
(Loss) earnings for the period attributable to SunOpta Inc.	1,780,000	719,000	1,061,000	147.6%

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

Revenues for the quarter ended June 30, 2009 decreased by 11.7% to $257,725,000 based on internal revenue declines of 12.2% offset by acquisition revenue from MCP. Internal growth includes growth on the base business plus growth on acquisitions from the date of acquisition over the previous year in addition to the impact of foreign exchange movements and its effects on translations to U.S dollars and changes in commodity costs. Revenues in the SunOpta Food Group decreased by $22,960,000 mainly due to the impact of a weaker Euro and Canadian dollar when translating to U.S currency. Excluding the negative impact of currency translation and reduced commodity costs, revenues in the Food Group for the three months ended June 30, 2009 decreased approximately 3.0% when compared to the same period in 2008. Revenues at Opta Minerals decreased by $10,908,000 due to lower customer demand for steel and foundry products. Revenues in SunOpta BioProcess decreased $352,000 versus 2008 as during the previous year the business was completing an equipment supply contract for the production of cellulosic ethanol with a customer in the United States.

Gross margins decreased $7,787,000, or 17.0%, in the three months ended June 30, 2009 to $38,081,000 from $45,868,000 in the same period in 2008. As a percentage of revenues, the consolidated gross margin rate decreased 0.9% to 14.8%. Gross margin was affected by lower plant efficiencies due to declines in sales volumes, inventory management, pre-opening costs for the Modesto facility and higher product costs not passed to customers. This was slightly offset by the favourable turnaround in the Fruit Group’s Fruit Specialties division. Also contributing to the lower gross margin rate were lower volumes due to a decline in steel and foundry markets which impacted Opta Minerals in the second quarter of 2009.

Warehouse and Distribution (W&D) costs for the second quarter in 2009 were $4,494,000, a decrease of $954,000 compared to the same period in 2008. The decrease is mainly attributed to the impact of a weaker Canadian dollar on the SunOpta Distribution Group's costs in addition to lower variable costs. These costs are solely related to the Distribution Group as warehousing and distribution costs for other groups are considered part of Cost of Goods Sold. W&D costs as a percentage of Distribution Group revenues remained comparable at 7.7% in 2009 versus 7.9% in 2008. For further details see the Distribution Group analysis included within.

SUNOPTA INC.	33	June 30, 2009 10-Q

SG&A including intangible asset amortization decreased $7,597,000 to $28,611,000 for the quarter ended June 30, 2009 compared to the same period in 2008. The weaker Canadian dollar in the second quarter of 2009 versus 2008 led to a $2,121,000 decrease in SG&A on Canadian and Euro borne costs. In addition, 2008 included expenses related to the internal investigation and class action lawsuits of $4,105,000 plus $2,048,000 of accruals related to the transition of certain members of senior management. Severance costs associated with headcount reductions and closing costs related to the rationalization of various plants increased 2009 SG&A by $745,000. Marketing, listing fees and other costs associated with the re-launch of various health and beauty branded products increased 2009 SG&A by $687,000. The remaining SG&A decrease in 2009 of $755,000 is due to overall cost saving initiatives throughout the company. SG&A as a percentage of sales was 11.1% in 2009 compared to 12.4% in 2008. The rate difference is primarily due to the cost saving initiatives throughout the whole company.

Foreign Exchange gains decreased to $982,000 in the three months ended June 30, 2009 as compared to a gain of $1,279,000 in the comparable period in 2008. The decrease is mainly due to less favourable movements from the Canadian dollar and the Euro compared to the U.S. dollar.

Operating income increased by $467,000, or 8.5% to $5,958,000 compared to the three months ended June 30, 2008 due to the factors noted above. Further details on revenue, gross margins and operating income are provided herein by operating group.

Other expense of $109,000 in the second quarter of 2009 is primarily related to lease termination costs within Opta Minerals.

Interest expense was $3,470,000 in the second quarter of 2009 compared to $3,601,000 in 2008. A decline in LIBOR rates in addition to lower average borrowing levels resulted in the decrease.

Income tax expense for the second quarter of 2009 was $833,000 compared to income tax expense of $473,000 in 2008, due to higher income in the current period and a higher effective tax rate. The expected annual effective income tax rate for 2009 is between 34% and 36%.

Losses attributable to non-controlling interest for the second quarter of 2009 were $234,000 compared to income attribution of $698,000 in the second quarter of 2008, mainly due to losses generated by Opta Minerals in the quarter. The Company owned approximately 66.5% of Opta Minerals as of June 30, 2009.

Net income for the quarter was $1,780,000 as compared to net income of $719,000 in 2008, a difference of $1,061,000. Basic and diluted loss per share was $0.03 for the three months ended June 30, 2009 compared to earnings per share of $0.01 for the same period in 2008.

SUNOPTA INC.	34	June 30, 2009 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:

For the three month period ended

	June 30,	June 30,
	2009	2008	Change	Change
	$	$	$	%
Revenue
SunOpta Grains & Foods	89,717,000	86,487,000	3,230,000	3.7%
SunOpta Ingredients	16,213,000	16,826,000	(613,000)	(3.6%	)
SunOpta Fruit Group	39,859,000	41,461,000	(1,602,000)	(3.9%	)
SunOpta International Sourcing and Trading	39,110,000	52,571,000	(13,461,000)	(25.6%	)
SunOpta Distribution	58,367,000	68,881,000	(10,514,000)	(15.3%	)
Food Group Revenue	243,266,000	266,226,000	(22,960,000)	(8.6%	)

Operating Income[1]
SunOpta Grains & Foods	5,213,000	5,601,000	(388,000)	(6.9%	)
SunOpta Ingredients	1,890,000	586,000	1,304,000	222.5%
SunOpta Fruit Group	623,000	(1,906,000)	2,529,000	(132.7%	)
SunOpta International Sourcing and Trading	9,000	1,625,000	(1,616,000)	(99.4%	)
SunOpta Distribution	59,000	3,145,000	(3,086,000)	(98.1%	)
Food Group Operating Income	7,794,000	9,051,000	(1,257,000)	(13.9%	)
SunOpta Food Group Segment Margin %	3.2%	3.4%		(0.2%	)

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

The SunOpta Food Group contributed $243,266,000, or 94.4% of consolidated revenue in the second quarter of 2009, compared to $266,226,000, or 91.2%, of consolidated revenues in the comparable period in 2008. This increase was based on internal revenue declines of 8.6%. Internal growth includes unfavourable movements related to foreign exchange and changes in commodity prices. Excluding the impact of foreign exchange and commodity price declines, revenues in the three months ended June 30, 2009 declined approximately 3.0% when compared to the same period in 2008. Improved soymilk volumes in the SunOpta Grains and Foods Group drove $3,230,000 of increased revenues from the Group. This was offset by lower revenues in the SunOpta Distribution Group of $10,514,000 due primarily to the weakness of the Canadian dollar versus the U.S. dollar and reduced demand in the Canadian market during the quarter. Revenue in the International Sourcing and Trading Group declined $13,461,000 versus the prior year due to reduced demand for organic ingredients due to the economic downturn plus the weakening of the Euro versus the U.S. dollar. Lower volumes of fruit purees and organic private label sales within the Fruit Group decreased revenues by $1,602,000. The remaining unfavourable variance of $613,000 is due to lower fiber, bran and other ingredient revenues in the SunOpta Ingredients Group.

Gross profit in the Food Group decreased $4,337,000 in the second quarter of 2009 to $34,960,000, or 14.4% of revenues, compared to $39,297,000, or 14.8% of revenues in the second quarter of 2008. The continued turnaround in the SunOpta Fruit Group contributed $2,138,000 in incremental gross profit. Lower raw material, chemical, and utility costs in fiber manufacturing in the SunOpta Ingredients Group improved margins by $1,391,000. Higher volumes and plant efficiencies related to soymilk production within the SunOpta Grains and Foods Group increased margins by $584,000. These variances were offset by decreased margins of $5,379,000 in the SunOpta Distribution Group due to the impact of a weaker Canadian dollar, costs related to the re-launch of certain branded health products, increased spoilage of grocery products and a decline in demand. Margins in the SunOpta International Sourcing and Trading group decreased $3,071,000 due to the impact of a weaker Euro on TOC gross profit, in addition to higher product costs not passed onto customers and lower demand for certain commodities.

The gross margin rate decreased 0.4% in the second quarter of 2009 to 14.4% of revenues. Unfavourably impacting the margin rate were higher sourcing costs within the SunOpta International Sourcing and Trading Group and the re-launch of certain branded health products in the SunOpta Distribution Group. These decreases were partially offset by the continued turnaround within the Fruit Group which recorded a gross margin rate of 12.0% in the second quarter of 2009 compared to a margin rate of 6.3% in the same period in 2008. Also favourably impacting the margin rate were lower input costs and process improvements within the SunOpta Ingredients Group.

SUNOPTA INC.	35	June 30, 2009 10-Q

Segment operating income in the SunOpta Food Group decreased by 13.9% to $7,794,000 in the second quarter of 2009 from $9,051,000 in the comparable period in 2008. The net unfavourable impact of a weakened Canadian dollar, operational inefficiencies and increased marketing costs to support branded products in the SunOpta Distribution Group decreased operating income by $3,086,000. The SunOpta International Sourcing and Trading Group realized $1,616,000 in lower operating income mainly due to volume declines and higher input costs for organic products that were not passed to the customer. Lower mark-to-market gains, decreased grains and sunflower margins and plant start-up costs in the SunOpta Grains and Foods Group decreased Food Group operating income by $388,000. These were offset by the continued turnaround in the SunOpta Fruit Group which improved operating income by $2,529,000. The remaining variance of $1,304,000 is due to higher operating income within the SunOpta Ingredients group due to lower input costs combined with process improvements.

Looking forward, we expect improvement in results within the Food Group led by a continued turnaround in the Fruit Group and continued efforts to improve operating performance in all Groups. The Fruit Group can expect lower storage costs as average inventory balances will be lower in 2009, reduced operating costs due to headcount reductions, including the closure of a regional sales office. Grains and Foods will also benefit from the West coast aseptic facility which started production in June of this year. Reduced input costs, especially freight and natural gas plus improved operating efficiencies are expected to significantly benefit margins at the Ingredients Group through the balance of 2009. Headcount reduction measures will also help other groups in the Food Group. The Food Group expects to continue to manage its production and inventory levels carefully to reduce the likelihood of inventory write-downs and is carefully monitoring its credit terms to avoid an increase in bad debts. Target operating margins for the Food Group are 8%, and we expect to move closer to this target in 2009. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected increases in input costs, or other overhead costs, declines in anticipated sales volumes, or the inability to reduce inventory levels as planned could adversely affect our ability to meet these forward-looking expectations.

SunOpta Grains & Foods Group

For the three month period

	June 30, 2009	June 30, 2008	Change	Change
	$	$	$	%
Revenue	89,717,000	86,487,000	3,230,000	3.7%
Gross Margin	9,577,000	8,993,000	584,000	6.5%
Gross Margin %	10.7%	10.4%		0.3%
Segment Operating Income[1]	5,213,000	5,601,000	(388,000)	(6.9%	)
Segment Margin %	5.8%	6.5%		(0.7%	)

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

The SunOpta Grains and Foods Group contributed $89,717,000 in revenues in the second quarter of 2009 compared to $86,487,000 for the same period in the prior year, a 3.7% increase. The group realized increases of $4,695,000 in aseptic and extended shelf life (“ESL”) soy and alternate beverage sales due to a large food service contract, which commenced shipping late in 2008. Revenues within the sunflower-based businesses were $438,000 higher than last year due to modest increases in relative values for in-shell sunflower products. This was offset by reduced revenues of $1,903,000 due to lower commodity prices related to our non-GMO organic grains, grains-based food ingredients, organic oils, sweeteners, dairy products and roasted products.

Gross margin in the SunOpta Grains and Foods Group increased by $584,000 during the second quarter of 2009, compared to the same period in 2008. Increased volumes of soymilk and aseptically packed beverages improved margins by $2,554,000 compared to prior year. Favourable pricing and ownership positions in our IP soybean products increased margins by $496,000. Sunflower margins decreased by $683,000 compared to the second quarter of 2008 due to pricing pressure and lower production which led to plant inefficiencies, all brought on by a market over-supply of bakery kernel, bird food and specialty oil products, offset by higher volumes of in-shell product sales. The remaining unfavourable gross margin variance of $320,000 relates to unfavourable pricing on food service contracts within our roasted grain division. The group also incurred approximately $1,463,000 in pre-opening expenses in the second quarter of 2009 relating to our new West Coast aseptic packaging facility, which became operational in June 2009.

SUNOPTA INC.	36	June 30, 2009 10-Q

The gross margin percentage of 10.7% in the second quarter of 2009 exceeded the 10.4% gross margin percentage realized in the same period of 2008. In the second quarter of 2008 the Grains and Foods Group experienced plant inefficiencies associated with the expansion of our Alexandria Minnesota plant which was completed in 2008. This improvement in margin rate for the second quarter of 2009 was offset by lower mark to market gains related to grains products, in addition to the pre-opening costs associated with our new West Coast aseptic packaging facility. Had the Grains and Foods Group not incurred the pre-opening costs related, margins would have been 12.3%.

Segment operating income decreased by $388,000, or 6.9%, as a result higher SG&A costs of $604,000 mainly due to increased corporate allocations and professional fees and a decrease in foreign exchange gains of $368,000 related to the mark-to-market of forward foreign exchange contracts that are entered into to reduce the Company’s exposure to Euro denominated sales made within the sunflower business.

Looking forward, we expect revenues to continue to grow this business while at the same time focusing on improved operating margins. Our new West coast aseptic packaging facility has expanded our capacity to manufacture aseptic soy and alternate beverages. We also intend on focusing efforts on growing our IP soy bean business, expanding revenues from organic ingredients and increasing our participation in the specialty oils markets. Our long-term expectation for this group is to achieve a segment operating margin of 6% to 8% which assumes we are able to secure consistent quantity and quality grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, volume decreases or loss of customers, or our inability to secure quality inputs or achieve our product mix or cost reduction goals could adversely impact our ability to meet these forward-looking expectations.

SunOpta Ingredients Group

For the three month period ended

	June 30, 2009	June 30, 2008	Change	Change
	$	$	$	%
Revenue	16,213,000	16,826,000	(613,000)	(3.6%	)
Gross Margin	3,860,000	2,469,000	1,391,000	56.3%
Gross Margin %	23.8%	14.7%		9.1%
Segment Operating Income[1]	1,890,000	586,000	1,304,000	222.5%
Segment Margin %	11.7%	3.5%		8.2%

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.)

The SunOpta Ingredients Group contributed revenues of $16,213,000 in the second quarter of 2009 compared to $16,826,000 in the same period in 2008, a 3.6% decrease. The decrease is attributable to declines in volumes of bran and other ingredient revenues of $652,000, lower oat and soy fiber sales of $450,000, and lower volumes in our dairy blending operations of $325,000. These variances were offset by increased revenues from contract manufacturing of $814,000 due to increased demand.

The SunOpta Ingredients Group gross margin increased by $1,391,000 to $3,860,000 during the second quarter of 2009 resulting in a gross margin rate increase from 14.7% to 23.8%. The improved margin rate is mainly due to lower raw material, chemical, and utility costs and process improvements at our fiber manufacturing plants, resulting in a $1,055,000 increase in gross margin. The remaining $336,000 of increased gross margin is due to higher volumes in our contract manufacturing operations.

The increase in segment operating income of $1,304,000 to $1,890,000 for the second quarter of 2009 reflects the gross margin improvement noted above, offset by an increase in SG&A costs of $87,000. The higher SG&A costs consist primarily of higher bad debt and bonus provisions offset by lower travel and other administrative costs as a result of cost saving initiatives.

SUNOPTA INC.	37	June 30, 2009 10-Q

Looking forward, we will continue to concentrate on growing the SunOpta Ingredients Group’s fiber portfolio and customer base. Lower input costs combined with the benefit of process improvements and price increases implemented late in 2008 are expected to continue to provide improved margins in our various fiber, ingredient and contract manufacturing solutions. Product innovation and diversification of both soluble and insoluble fiber applications, as well as contract manufacturing where acceptable margins can be realized continue to be areas of focus. We will also plan to turn attention to product diversification, through a combination of new product introductions, joint ventures, and distribution partnerships. Our long-term objective is to grow the Ingredient Group’s operating income percentage to 12% to 15% of revenues through selective pricing strategies, growth of higher margin products, increased capacity utilization and cost reduction programs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs or our inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions could adversely impact our ability to meet these forward-looking expectations.

SunOpta Fruit Group

For the three month period ended

	June 30, 2009	June 30, 2008		Change	Change
	$	$		$	%
Revenue	39,859,000	41,461,000		(1,602,000)	(3.9%	)
Gross Margin	4,763,000	2,625,000		2,138,000	81.4%
Gross Margin %	12.0%	6.3%			5.7%
Segment Operating Income[1]	623,000	(1,906,000)		2,529,000	(132.7%	)
Segment Margin %	1.6%	(4.6%	)		6.1%

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.)

The SunOpta Fruit Group contributed revenues of $39,859,000 in the second quarter of 2009 compared to $41,461,000 in the same period of 2008, a decrease of 3.9%, or $1,602,000. New products and growth led to increased volumes and revenues of $1,879,000 in our Fruit Base operations. Healthy Fruit Snacks operations realized increased revenues of $460,000 as a result of favourable customer pricing and business growth. Revenue in the Brokerage operations increased by $2,418,000 as certain revenues were reported on a gross basis rather than a net basis in the prior period. Offsetting these increases were reduced revenues in the California and Mexican Berry Operations of $6,359,000, mainly due to lower volume and price of industrial purees and lower retail volumes.

Gross margins in the Fruit Group increased by $2,138,000 in the second quarter of 2009 to $4,763,000, or 12.0% of revenue, compared to margins of $2,625,000, or 6.3% of revenues in the same period in 2008. The group's gross margin rate improved mainly due to price increases throughout the Group, a reduction in fresh fruit costs, reduction in certain bi-product offerings carrying unfavourable margins, improved plant efficiencies and the continued turnaround of the California Berry Operations.

Gross margins in the Healthy Fruit Snacks operations increased by $1,498,000 due to improved efficiencies in our fruit bar line. Gross margins improved in Fruit Base by $281,000 due primarily to improved customer pricing, reduction in low margin product offerings, and plant efficiencies, and a favourable variance of $234,000 attributed to sales mix was realized within our Brokerage operations. California and Mexican Berry Operations realized net margin improvements of $125,000 due to improved production planning and decreased freight fees resulting in lower storage and freight costs of $852,000 and improved production efficiencies of $336,000. Margins were negatively impacted by $490,000 due to lower throughput of products which continue to carry inventory reserves; these reserves were previously established to reduce certain inventory to its net realizable value. In addition, margins were impacted by $573,000 due to lower sales volumes in both the California and Mexican Berry Operations.

Segment operating income in the Fruit Group increased $2,529,000 to $623,000 in the second quarter of 2009. In addition to the increase in gross margins noted above, SG&A costs decreased by $280,000 and foreign exchange improved by $111,000. Reduced compensation and related costs were realized as a result of specific cost cutting initiatives. Foreign exchange movements are related to the Mexican and Healthy Fruit Snacks operations, which are exposed to Canadian and Mexican currency fluctuations.

SUNOPTA INC.	38	June 30, 2009 10-Q

Looking forward, we expect continued improvement in margins and operating income in the SunOpta Fruit Group as a result of increased volumes of new value added product offerings based on a renewed customer focus, pricing increases tracking with commodity movements, a more favourable sales mix and improved plant efficiencies based on footprint rationalization with increased volumes. As we transition to this more favourable sales and production mix based on demand planning, we expect operating results to continue to improve. We also expect to continue to see improved margins in the Healthy Fruit Snacks division through continued efficiency improvements in the fruit bar line and new product offerings. Long term we expect 6% to 8% operating margins from the SunOpta Fruit Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences or inefficiencies in our manufacturing processes, or our inability to successfully implement the particular goals and strategies indicated above could have an adverse impact on these forward-looking statements.

SunOpta International Sourcing and Trading

For the three month period ended

	June 30, 2009	June 30, 2008	Change	Change
	$	$	$	%
Revenue	39,110,000	52,571,000	(13,461,000)	(25.6%	)
Gross Margin	3,557,000	6,628,000	(3,071,000)	(46.3%	)
Gross Margin %	9.1%	12.6%		(3.5%	)
Segment Operating Income[1]	9,000	1,625,000	(1,616,000)	(99.4%	)
Segment Margin %	0.0%	3.1%		(3.1%	)

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.)

The SunOpta International Sourcing and Trading Group contributed revenues of $39,110,000 in the quarter ended June 30, 2009 compared to $52,571,000 in the same period in 2008, a decrease of $13,461,000, or 25.6%. Revenues were unfavourably impacted by a 14.8% decline in the value of the Euro against the U.S. dollar. This led to the Group's TOC sales being translated at a lower rate in 2009 in the amount of $3,667,000. Lower volumes of organic ingredients demand due to the economic downturn, in addition to reduced volumes of organic cocoa, nuts and conventional grain seeds led to lower revenues at TOC by $9,820,000. The remaining net increase of $26,000 was due to higher volumes of private label sales offset by lower demand for industrial products in U.S. operations.

Gross margins in the SunOpta International Sourcing and Trading Group decreased $3,071,000 to $3,557,000 in the second quarter of 2009 from $6,628,000 in the same period in 2008. A decrease of $1,966,000 is related to lower margins at TOC due to decreased demand and lower volumes of organic cocoa, fruit and conventional seeds. TOC's gross margin rate declined from 10.6% in the second quarter of 2008 to 8.3% in 2009 mainly due to higher sourcing costs of organic fruits and grains which were not passed onto the customers. Margins rates within SGOI decreased 7.2% to 10.3% in the second quarter of 2008. Higher raw material, distribution and storage costs coupled with a lag in pricing contributed to the lower margin rate. In addition to the rate decline, lower volumes of industrial products contributed a $1,105,000 decrease in gross margins in the second quarter of 2009 at SGOI.

Segment operating income decreased by $1,616,000 to $9,000 in the second quarter of 2009 as compared to the same period in 2008. The decrease in operating income reflects the gross margin variance noted above offset by decreased SG&A costs of $1,170,000. A decrease of $809,000 is due to cost saving initiatives throughout the group including headcount reductions and decreased travel. The impact of a lower Euro dollar on TOC's costs further decreased SG&A by $443,000. This was offset by higher corporate cost allocations of $82,000. The remaining favourable operating income variance was due to foreign exchange gains of $285,000 related to TOC.

Looking forward, the International Sourcing and Trading Group is focused on continuing to leverage its sourcing and supply expertise, while at the same time managing its inventory levels and SG&A, especially given the uncertainties in the current economic climate. TOC is expected to significantly expand the supply channel and product offerings available to the SunOpta International Sourcing and Trading Group as well as drive synergies and new product offerings within the group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavourable fluctuations in foreign exchange, reduced demand for natural and organic ingredients and delayed synergies as well as our inability to realize our particular strategic expansion goals could have an adverse impact on these forward-looking statements.

SUNOPTA INC.	39	June 30, 2009 10-Q

SunOpta Distribution Group

For the three month period ended

	June 30, 2009	June 30, 2008	Change	Change
	$	$	$	%
Revenue	58,367,000	68,881,000	(10,514,000)	(15.3%	)
Gross Margin	13,203,000	18,582,000	(5,379,000)	(28.9%	)
Gross Margin %	22.6%	27.0%		(4.4%	)
Segment Operating Income[1]	59,000	3,145,000	(3,086,000)	(98.1%	)
Segment Margin %	0.1%	4.6%		(4.5%	)

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.)

The SunOpta Distribution Group contributed revenues of $58,367,000 in the second quarter of 2009, a decrease of $10,514,000, or 15.3% compared to the same quarter in the previous year. Revenues were unfavourably impacted by a 16.6% decline in the value of the Canadian dollar against the U.S. dollar. This led to the Group's Canadian sales being translated at a lower rate in 2009 in the amount of $9,047,000. The natural health sector of the Distribution Group recorded a decrease in revenue of $1,746,000 due to the phase out of branded products which were re-launched in new formats late in the second quarter. The produce segment of the business showed a decline in revenue of $1,418,000 versus the same quarter in 2008, mainly as a result of increased competitive pressures and the loss of a key customer in the first quarter. These revenues variances were offset by an increase in natural and organic grocery sales of $1,697,000 due the commencement of a primary supplier agreement with a key customer in Central Canada and increased sales in Western Canada related due to increased capacity resulting in new product listings.

Gross margins in the Distribution Group decreased by $5,379,000 in the second quarter of 2009 compared to the same quarter in the previous year to $18,582,000. The weakening of the Canadian dollar decreased margins by $2,040,000. Margins were unfavourably impacted by $2,379,000 in our natural health sector due to product mix and the re-launches. Lower volumes of branded products were sold as a result of the group's plan to phase out and re-launch the branded products which sell at a higher margin rate. The remaining unfavourable variance of $960,000 is due to increased inventory spoilage and the higher cost of U.S. sourced products coupled with a delay in the ability to pass along price increases to retailers in our natural and organic grocery segment.

The gross margin percentage decreased 4.4% from 27.0% in the three months ended June 30, 2009 to 22.6% in the same period in 2009. The decrease was mainly attributed to inventory spoilage in our natural and organic grocery business, in addition to the impact of phasing out and re-launching branded natural health and beauty products in our natural health sector.

Combined SG&A and warehousing and distribution costs ("W&D") decreased by $2,115,000 to $13,469,000 compared to the same three months ended in June 2008. This was mainly due to the impacts of a lower Canadian dollar. As a percentage of revenues, these expenses increased to 23.1% versus 22.6% primarily due to inflation, higher marketing spend related to the re-launches of our natural health and beauty products. The decrease in segment operating income of $3,086,000 to $59,000 in the second quarter of 2009 reflects the gross margin and SG&A variances noted above plus an increase in foreign exchange gains of $178,000.

Looking forward, the SunOpta Distribution Group will continue to focus on growing its customer base and improving margins while reducing its over-all fixed cost base. Expansion of exclusive distributed product lines both domestically and internationally, growth of branded product offerings, reduced working capital and spoilage rates, and the continued rollout of enterprise distribution and warehousing software to its locations are expected to further establish the platform for improved margin rates. Long-term segment operating margins are targeted at 5% of revenues which is expected to be achieved through a combination of a higher mix of branded product sales, selective pricing, SKU rationalization and efficiency strategies. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Delays in customer acceptance of re-launched branded products, unfavourable movements in foreign exchange and spoilage, as well as our inability to realize our particular strategies and goals indicated above could have an adverse impact on these forward-looking statements.

SUNOPTA INC.	40	June 30, 2009 10-Q

Opta Minerals Inc.

For the three month period ended

	June 30, 2009		June 30, 2008	Change	Change
	$		$	$	%
Revenue	14,340,000		25,248,000	(10,908,000)	(43.2%	)
Gross Margin	2,957,000		6,598,000	(3,641,000)	(55.2%	)
Gross Margin %	20.6%		26.1%		(5.5%	)
Segment Operating Income[1]	(109,000)		3,351,000	(3,460,000)	(103.3%	)
Segment Margin %	(0.8%	)	13.3%		(14.1%	)

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

Opta Minerals contributed $14,340,000, or 5.6% of consolidated revenue, in the second quarter of 2009 compared to $25,248,000, or 8.6%, in the same period of 2008. The acquisition of MCP on July 9, 2008 increased revenues by $405,000. Offsetting this was a decrease in revenue for mill and foundry products of $11,108,000 as steel mill customers have significantly reduced production in response to the economic downturn. Opta Minerals was also impacted by lower volumes of abrasive products totaling $205,000.

Gross profit decreased by $3,641,000 to $2,957,000 or 20.6% of revenues in the second quarter of 2009 compared to $6,598,000, or 26.1% of revenues in the second quarter of 2008. The decrease in gross margin rate of 5.5% is attributable to the unprecedented downturn in the U.S. steel industry which has unfavourably impacted demand for our products and thus the margins realized.

The decrease in operating income of $3,460,000 to an operating loss of $109,000 in the second quarter of 2009, from income of $3,351,000 in the same period in 2008, reflects the noted gross margin variances above, in addition to higher foreign exchange losses of $204,000. The higher foreign exchange losses were primarily related to the MCP’s Euro denominated operations. These were offset by increased SG&A expenses of $23,000. Included in SG&A are costs attributable to the acquisition of MCP of $192,000. The group incurred severance costs of $340,000 due to the company’s extensive cost reduction measures. Offsetting this was decreased SG&A of $509,000 related to lower professional fees, other cost saving initiatives, as well as the impact of a weaker Canadian dollar on Canadian borne expenses.

Opta Minerals continues to develop and introduce new products into the marketplace, and is focused on leveraging the global platform that has been put in place to both drive these new products and improve efficiencies. Opta Minerals continues to expand in core North American and European markets and has taken action to restructure operations to address the current economic downturn. Opta Minerals is currently expanding abrasives processing operations in Texas and Florida to better serve these markets. SunOpta owns 66.5% of Opta Minerals and segment operating income is presented prior to minority interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended softness in the steel and foundry industries could have an adverse impact on these forward-looking expectations.

SunOpta BioProcess

For the three month period ended

	June 30, 2009	June 30, 2008	Change	Change
	$	$	$	%
Revenue	119,000	471,000	(352,000)	(74.7%	)
Gross Margin	164,000	(27,000)	191,000	(707.4%	)
Gross Margin %	137.8%	(5.7% )		143.5%
Segment Operating Income[1]	(836,000)	(755,000)	(81,000)	10.7%

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”.)

SunOpta BioProcess revenues for the quarter ending June 30, 2009 were $119,000 versus $471,000 in the same quarter in 2008. Revenues in 2009 were derived from the completion of an equipment supply contract for the production of cellulosic ethanol with a customer in the United States and ancillary revenues generated from pilot and site services. SunOpta BioProcess continues to work with prospective customers in energy and petrochemical sectors to develop specific solutions to meet each customers need.

SUNOPTA INC.	41	June 30, 2009 10-Q

Gross margins in SunOpta BioProcess were $164,000 in the second quarter of 2009 versus a loss of $27,000 in 2008. The positive margin in the current quarter reflects the reduction of commissioning and warranty reserves on an equipment supply contract reflecting the completion of the mechanical warranty period. The negative margin in the same quarter of the prior year reflects the allocation of in-house engineering labour and site costs that were incurred during the commissioning and operating periods of an equipment supply contract.

Segment operating losses increased by $81,000 to $836,000 for the quarter ending June 30, 2009. The increased gross margin of $191,000 noted above was reduced by increased SG&A of $285,000. This was mainly due to higher professional fees relating primarily to a patent infringement case and by increased research and development expenses of $94,000. The remaining operating income variance of $13,000 was due to decreased foreign exchange losses.

SunOpta BioProcess continues to focus on building its business and establishing strategic partnerships with companies in the energy and petrochemical sectors while also seeking government support to further advance the commercialization of cellulosic ethanol. Interest in cellulosic ethanol continues to increase as many countries become more responsive to environmental concerns and desire to reduce their dependence on fossil fuels. The statements in this paragraph are forward-looking statements. See “Forward-looking Financial Information” above. The repeal or modification of government programs, or a decline in demand for cellulosic ethanol could have an adverse impact on these forward-looking statements.

SunOpta Corporate Services

For the three month period ended

	June 30, 2009	June 30, 2008	Change	Change
	$	$	$	%
Segment Operating Loss[1]	(891,000)	(6,156,000)	5,265,000	(85.5%	)

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

SG&A costs at SunOpta Corporate Services decreased by $5,984,000 in the three months ended June 30, 2009 as compared to the same period in 2008. The weakened Canadian dollar decreased SG&A by $415,000 as a result of translating Canadian expenses. Also contributing to the decreased SG&A were decreased professional fees of $4,105,000 that related to the 2007 financial restatement and investigation process. Compensation costs decreased $1,553,000 mainly due to prior year including accruals related to the transitioning of certain members of senior management. This was offset by other net higher SG&A costs of $234,000 mainly due to professional fees related to tax and banking facilities.

The remaining SG&A variance of $145,000 relates to higher corporate management fees that were allocated to SunOpta operating groups. Management fees mainly consist of salaries of corporate personnel who perform back office functions for divisions, as well as costs related to the enterprise resource management system used within several of the divisions. These expenses are allocated to the groups based on (1) specific identification of allocable costs that represent a service provided to each divisions, and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each division.

Offsetting the SG&A variance noted above were decreased foreign exchange gains of $719,000. In 2008, the Company closed several forward foreign exchange contracts that, due to the volatility in the Canadian dollar and Euro, generated positive exchange gains.

SUNOPTA INC.	42	June 30, 2009 10-Q

Operations for the Six Months Ended June 30, 2009 Compared With the Six Months Ended June 30, 2008

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

Consolidated

	June 30,	June 30,
	2009	2008	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	460,602,000	475,168,000	(14,566,000)	(3.1%	)
Opta Minerals	29,065,000	46,618,000	(17,553,000)	(37.7%	)
SunOpta Bio Process	132,000	603,000	(471,000)	(78.1%	)
Total Revenue	489,799,000	522,389,000	(32,590,000)	(6.2%	)
Operating Income[1]
SunOpta Food Group	10,540,000	15,279,000	(4,739,000)	(31.0%	)
Opta Minerals	(861,000)	5,355,000	(6,216,000)	(116.1%	)
SunOpta Bio Process	(1,594,000)	(1,637,000)	43,000	(2.6%	)
Corporate Services	(2,487,000)	(8,108,000)	5,621,000	(69.3%	)
Total Operating Income	5,598,000	10,889,000	(5,291,000)	(48.6%	)
Other income	77,000	-	77,000	100%
Interest Expense	6,341,000	6,501,000	(160,000)	(2.5%	)
(Recovery of) provision for income tax	(233,000)	1,122,000	(1,355,000)	(120.8%	)
(Loss) earnings for the period	(433,000)	3,266,000	(3,699,000)	(113.3%	)
Earnings (loss) for the period attributable to non-controlling interests	(556,000)	1,061,000	(1,617,000)	(152.4%	)
(Loss) earnings for the period attributable to SunOpta Inc.	123,000	2,205,000	(2,082,000)	(94.4%	)

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

Revenues for the first six months of 2009 decreased by 6.2% to $489,799,000 based on acquisition revenues offset by internal revenue declines of 12.2%. Internal growth includes growth on the base business plus growth on acquisitions from the date of acquisition over the previous year in addition to the impact of foreign exchange movements and its effects on translations to U.S dollars and the effect of reduced commodity costs. Revenues in the SunOpta Food Group decreased by $14,566,000 due in part to the impact of a weakened Euro and Canadian dollar on the revenues of the SunOpta International Sourcing and Trading Group and the SunOpta Distribution Group. Excluding the positive impact of the acquisition of TOC, and the negative impact of currency translation and reduced commodity costs, revenues in the Food Group were down approximately 1% year over year.

Revenues were further impacted by lower customer demand for magnesium, steel and foundry products which lowered revenues within Opta Minerals by $17,553,000. The remaining revenue decline of $471,000 is related to a decline in equipment supply contracts in SunOpta BioProcess.

Gross margins decreased $14,341,000, or 16.7%, in the first six months of 2009 to $71,728,000 from $86,069,000 in the same period in 2008. As a percentage of revenues, the consolidated gross margin rate decreased 1.8% versus 2008. Gross margin was affected by lower plant efficiencies as a result of inventory management, pre-opening costs for the new aseptic facility in Modesto, California, and the full year impact of the acquisition of TOC which operates at lower margins. This decrease in gross margin was slightly offset by the favourable turnaround in the Fruit Group in addition to favourable input costs and process improvements related to fiber manufacturing. Also contributing to the lower gross margin rate was lower revenues due to a dramatic decline in steel and foundry markets which impacted Opta Minerals in the second quarter of 2009.

Warehouse and Distribution (W&D) costs for the first half of 2009 were $8,955,000, a decrease of $1,939,000 compared to the same period in 2008. The decrease is mainly attributed to the impact of a weaker Canadian dollar on the SunOpta Distribution Group's costs in addition to reduced variable costs on lower sales volume. These costs are solely related to the Distribution Group as warehousing and distribution costs for other groups are considered part of Cost of Goods Sold. W&D costs as a percentage of Distribution Group revenues remained comparable at 7.8% in 2009 versus 7.9% in 2008. For further details see the Distribution Group analysis included within.

SUNOPTA INC.	43	June 30, 2009 10-Q

SG&A including intangible asset amortization decreased $8,383,000 to $56,894,000 in the six months ended June 30, 2009 compared to the same period in 2008. The weaker Euro and Canadian dollar in the first half of 2009 versus 2008 led to a $5,087,000 decrease in SG&A on Canadian and Euro borne expenses. Costs related to the internal investigation and class action lawsuits were $5,720,000 lower in the first half of 2009 versus 2008. Additionally, the Company recorded accruals of $2,048,000 associated with the transitioning of certain members of senior management in 2008, which did not occur in 2009. These decreases were offset by the acquisitions of TOC and MCP as incremental SG&A from these companies were $2,423,000. Severance costs associated with headcount reductions and closing costs related to the rationalization of various plants increased SG&A by $1,487,000. Marketing and other costs associated with the re-launch of certain branded health products increased SG&A by $1,159,000. The remaining SG&A decrease of $597,000 is due to overall cost saving initiatives throughout the Company. SG&A as a percentage of sales was 11.6% in 2009 compared to 12.5% in 2008. The rate difference is primarily due to the reduction in expenses related to the investigation and class action lawsuits.

A foreign exchange loss of $281,000 was recorded in the first six months of 2009, as compared to a gain of $991,000 in the comparable period in 2008. The decrease is mainly due to less favourable movements in the Canadian dollar and Euro compared to the U.S. dollar.

Operating income decreased by $5,291,000, or 48.6% to $5,598,000 compared to the six months ended June 30, 2008 due to the factors noted above. Further details on revenue, gross margins and operating income are provided below by operating group.

Other Income increased $77,000 in the first half of 2009. This is mainly attributed to a gain on the sale of assets, offset by lease termination costs within Opta Minerals.

Interest expense was $6,341,000 in the first half of 2009 compared to $6,501,000 in 2008, a decrease of $160,000 or 2.5%. The decrease reflects lower LIBOR rates and lower borrowing levels in the first half of 2009 versus the same period in prior year, offset by higher costs related to waiver and amendment fees negotiated in 2009.

Income tax recovery for the first six months of 2009 was $233,000 compared to income tax expense of $1,122,000 in 2008, due to the loss before tax in the current period. The expected annual effective income tax rate is between 34% and 36%.

Losses attributable to non-controlling interest for the first half of 2009 were $556,000 compared to income attribution of $1,061,000 in the first half of 2008, mainly due to losses generated by Opta Minerals in the first half of 2009. The Company owned approximately 66.5% of Opta Minerals as of June 30, 2009.

Net earnings for the six months ended June 30, 2009 were $123,000 as compared to net income of $2,205,000 in 2008, a decrease of $2,082,000. Basic and diluted loss per share was $0.00 for the six months ended June 30, 2009 compared to earnings per share of $0.03 for the same period in 2008.

SUNOPTA INC.	44	June 30, 2009 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform to current year presentation and segmented reporting.)

SunOpta Food Group:

For the six month period ended

	June 30, 2009	June 30, 2008	Change	Change
	$	$	$	%
Revenue
SunOpta Grains & Foods	164,056,000	159,042,000	5,014,000	3.2%
SunOpta Ingredients	29,753,000	33,774,000	(4,021,000)	(11.9%	)
SunOpta Fruit	77,461,000	78,629,000	(1,168,000)	(1.5%	)
SunOpta International Sourcing and Trading	74,293,000	65,300,000	8,993,000	13.8%
SunOpta Distribution	115,039,000	138,423,000	(23,384,000)	(16.9%	)
Food Group Revenue	460,602,000	475,168,000	(14,566,000)	(3.1%	)
Operating Income[1]
SunOpta Grains & Foods	9,148,000	11,094,000	(1,946,000)	(17.5%	)
SunOpta Ingredients	2,712,000	1,604,000	1,108,000	69.1%
SunOpta Fruit	(534,000)	(5,974,000)	5,440,000	(91.1%	)
SunOpta International Sourcing and Trading	(1,163,000)	1,885,000	(3,048,000)	(161.7%	)
SunOpta Distribution	377,000	6,670,000	(6,293,000)	(94.3%	)
Food Group Segment Operating Income	10,540,000	15,279,000	(4,739,000)	(31.0%	)
SunOpta Food Group Segment Margin %	2.3%	3.2%		(0.9%	)

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

The SunOpta Food Group contributed $460,602,000, or 94.0% of consolidated revenue in the first half of 2009, compared to $475,168,000, or 91.0%, of consolidated revenues in the comparable period in 2008. This decrease was based on acquisition revenues and internal revenue declines of 9.3%. Internal growth includes unfavourable movements related to foreign exchange and certain commodity prices. Excluding the impact of foreign exchange and commodity price declines, revenues in the six months ended June 30, 2009 declined 1% when compared to the same period in 2008. The acquisition of TOC, offset by the impact of a declining Euro and lower sales of industrial fruit products in the base business increased revenues of $8,993,000 within the SunOpta International Sourcing and Trading Group. Improved soymilk volumes in the SunOpta Grains and Foods Group contributed $5,014,000 of higher Food Group sales. This was offset by lower revenues in the SunOpta Distribution Group of $23,384,000 due primarily to the weakening of the Canadian dollar versus the U.S. dollar and reduced demand in the Canadian market in the first half of 2009. Lower volumes of fiber products in the SunOpta Ingredients group decreased revenues by $4,021,000. Lower volumes of fruit purees and organic Private label volume within the Fruit Group decreased Food Group revenues by $1,168,000.

Gross profit in the Food Group decreased $7,814,000 in the first six months of 2009 to $66,161,000, or 14.4% of revenues, compared to $73,975,000, or 15.6% of revenues in the comparable period in 2008. The continued turnaround in the SunOpta Fruit Group contributed $5,163,000 in incremental gross profit. Lower raw material, chemical, and utility costs combined with process improvements in fiber manufacturing in the SunOpta Ingredients group improved margins by $1,133,000. These variances were offset by decreased margins of $10,728,000 in the SunOpta Distribution group due to the impact of a weaker Canadian dollar, costs related to the re-launch of certain branded health products and increased spoilage of grocery products. Margins in the SunOpta International Sourcing and Trading group decreased $2,398,000 due to the impact of the weaker Euro, reduced demand for industrial ingredients in addition to higher product costs not passed onto customers. The remaining margin decline of $984,000 was due to lower sunflower volumes, plant efficiencies, plant start-up costs and lower mark-to-market gains on commodity-based grain products.

SUNOPTA INC.	45	June 30, 2009 10-Q

The gross profit rate decreased 1.2% in the first half of 2009 to 14.4% of revenues. Unfavourably impacting the margin rate was the full year impact of TOC which has a lower inherent margin rate in addition to higher sourcing costs within the SunOpta International Sourcing and Trading Group that were not passed to customers. In addition, costs related to the re-launch of certain branded health products and inventory spoilage within the SunOpta Distribution Group decreased the overall Food Group margin rate. These decreases were partially offset by the continued turnaround within the Fruit Group which recorded a gross margin rate of 10.4% in the first half of 2009 compared to a margin rate of 3.6% in the same period in 2008. Also favourably impacting the margin rate were lower input costs combined with process improvements for fiber manufacturing within the SunOpta Ingredients Group.

Segment operating income in the SunOpta Food Group decreased by 31.0% to $10,540,000 in the six months ended June 30, 2009 from $15,279,000 in the comparable period in 2008. The net unfavourable impact of a weakened Canadian dollar, operational inefficiencies and increased marketing costs to support branded products in the SunOpta Distribution Group decreased operating income by $6,293,000. The SunOpta International Sourcing and Trading Group realized $3,048,000 in lower operating income compared to the first half of 2008, mainly due to volume declines and higher input costs for organic products that were not passed to the customer. Lower mark-to-market gains, decreased sunflower margins and plant start-up costs in the SunOpta Grains and Foods Group decreased Food Group operating income by $1,946,000. These were offset by the continued turnaround in the SunOpta Fruit Group which improved operating income by $5,440,000. The remaining favourable variance of $1,108,000 is due to higher operating income within the SunOpta Ingredients group due to lower input costs and process improvements related to fiber manufacturing.

SunOpta Grains & Foods Group

For the six month period ended

	June 30, 2009	June 30, 2008	Change	Change
	$	$	$	%
Revenue	164,056,000	159,042,000	5,014,000	3.2%
Gross Margin	17,985,000	18,969,000	(984,000)	(5.2%	)
Gross Margin %	11.0%	11.9%		(0.9%	)
Segment Operating Income[1]	9,148,000	11,094,000	(1,946,000)	(17.5%	)
Segment Margin	5.6%	7.0%		(1.4%	)

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

The SunOpta Grains and Foods Group contributed $164,056,000 in revenues in the first six months of 2009, an increase of $5,014,000, or 3.2% over the same period in the previous year. This increase was attributed entirely to internal growth and was partially offset by a decline in the market price of organic and specialty grains. The group realized revenue increases of $11,684,000 in soymilk-based product sales due to the continued growth in volumes from existing contracts and a large food service contract which began shipping in late 2008. Sunflower product sales contributed $2,839,000 of the increased revenue due to higher volumes of in-shell sales offset by lower volumes of bakery kernel and bi-products due to an oversupply in these markets. A decline in the market price for organic corn, organic soy, IP soy and food ingredients accounted for a decrease of $9,582,000. The remaining revenue increase of $73,000 is related to higher volumes of roasted grain products.

Gross margin in the Grains and Foods Group decreased by $984,000 in the six months ended June 30, 2009 to $17,985,000 or 11.0% of revenue, compared to 11.9% of revenue in the first half of 2008. Soymilk and roasted grain products margins increased by $3,470,000 during the first half of 2009 due to the increased volumes from new and existing customer contracts, offset by one-time pre-opening expenses of approximately $2,464,000 related to the new West Coast aseptic packaging facility. Sunflower product margins decreased $1,968,000 due mainly to pricing pressure brought on by a market over-supply of bakery kernel, bird food products, oil, conoil and chips. Margins were unfavourably impacted by $22,000 related to our non-GMO and organic grains and grains-based food due to lower mark to market gains and lower volume, offset by favourable pricing on specialty and IP soybean products.

The gross margin percentage decrease of 0.9% to 11.0% in the first half of 2009 is mainly due to pricing pressures related to our sunflower products, in addition to positive mark to market gains in the first half of 2008 that did not occur in the same magnitude in 2009.

SUNOPTA INC.	46	June 30, 2009 10-Q

SG&A in the first half of 2009 increased $921,000 to $8,786,000 versus $7,866,000 in the same period in the prior year. The increase is attributed to higher corporate cost allocations of approximately $576,000, and an increase of $345,000 mainly due to increased bad debt expense and higher professional fees compared to the same period in 2008. Segment operating income decreased by $1,946,000 or 17.5% reflecting the costs of the new West coast soy facility combined with lower gross margins and increases in SG&A as noted above. The remaining unfavourable variance of $41,000 is due to higher foreign exchange losses related to the mark-to-market of forward foreign exchange contracts that are entered into to reduce the Company’s exposure to Euro denominated sales made within the sunflower business.

SunOpta Ingredients Group

For the six month period ended

	June 30, 2009	June 30, 2008	Change	Change
	$	$	$	%
Revenue	29,753,000	33,774,000	(4,021,000)	(11.9%	)
Gross Margin	6,539,000	5,406,000	1,133,000	21.0%
Gross Margin %	22.0%	16.0%		6.0%
Segment Operating Income[1]	2,712,000	1,604,000	1,108,000	69.1%
Segment Margin	9.1%	4.7%		4.4%

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

The SunOpta Ingredients Group contributed revenues of $29,753,000 in the first half of 2009 as compared to $33,774,000 in 2008, an 11.9% decrease. The decrease is mainly attributable to lower demand for oat and soy fiber products of $1,569,000 and lower dairy blending revenues of $1,437,000 due to lower commodity prices and volumes. Declines in brans and other ingredient blending volumes make up the remaining decrease of $1,015,000 in revenues versus the first half of 2008.

In the first six months of 2009, gross margins in the Ingredients Group increased by $1,133,000 or 21.0%, resulting in a gross margin rate increase from 16% to 22% compared to the same period in 2008. The increase in the margin rate is mainly attributable to reduced raw material, chemical, and utility costs combined with process improvements in fiber manufacturing which improved margins by $1,272,000. The remaining decrease in margins of $139,000 is due to lower volumes of contract manufacturing and dairy blending for the period.

The increase in segment operating income of $1,108,000 to $2,712,000 for the first half of 2009 primarily reflects the improvement in gross margin. SG&A expenses in the first half of 2009 were comparable to the same period in 2008 as increased reserves for bad debt were offset by cost savings initiatives implemented at the start of 2009. The remaining operating income variance is due to current year foreign exchange losses of $24,000 as a result of our product distribution in Mexico.

SunOpta Fruit Group

For the six month period ended

	June 30, 2009		June 30, 2008		Change	Change
	$		$		$	%
Revenue	77,461,000		78,629,000		(1,168,000)	(1.5%	)
Gross Margin	8,030,000		2,867,000		5,163,000	180.1%
Gross Margin %	10.4%		3.6%			6.7%
Segment Operating Income[1]	(534,000)		(5,974,000)		5,440,000	(91.1%	)
Segment Margin	(0.7%	)	(7.6%	)		6.9%

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

SUNOPTA INC.	47	June 30, 2009 10-Q

The SunOpta Fruit Group contributed revenues of $77,461,000 in the first six months of 2009 compared to $78,629,000 in the same period of 2008, a decrease of 1.5%. Revenue in the brokerage operations increased by $4,654,000 as certain revenues were reported on a gross basis rather than a net basis in the prior period. New products and growth led to increased volumes and revenues of $3,999,000 in our Fruit Base operations. Our Healthy Fruit Snacks operations realized increased revenues of $1,049,000 as a result of favourable customer pricing and internal growth. Offsetting these increases were reduced revenue in the California and Mexican Berry Operations of $10,870,000, mainly due to lower volumes and price of industrial purees and lower retail volumes.

Gross margins in the Fruit Group increased by $5,163,000 in the first six months of 2009 to $8,030,000, or 10.4% of revenue, compared to margins of $2,867,000, or 3.6% of revenues in the same period in 2008. The group's gross margin rate improved mainly due to pricing increases throughout the Group, a reduction in the cost of fresh fruit, improved plant efficiencies and the turnaround within the California Frozen Food operations.

Gross margins in the Healthy Fruit Snacks operations increased by $2,012,000 due to higher volumes and improved plant efficiencies in our new fruit bar line. Gross margins improved in Fruit Base operations by $1,138,000 due primarily to improved customer pricing, reduction in low margin product offerings, and plant efficiencies. Gross margin in the Berry Operations improved by $1,811,000 in the first six months of 2009. Improved production planning and more efficient use of freight resulted in lower storage and freight costs of $2,130,000 and improved production efficiencies of $1,335,000. Negatively impacting margin were fewer sales of aged inventory, resulting in a $797,000 reduction in the benefit from reversed reserves. Margins were also impacted by $857,000 due to lower volumes sold in both the California and Mexican operations. The remaining favourable variance of $202,000 was attributed to sales mix within our Brokerage operations.

Segment operating results in the Fruit Group increased $5,440,000 to a loss of $534,000 in the first six months of 2009. In addition to the increase in gross margins of $5,163,000 noted above, SG&A costs decreased $457,000 as compared to the same period in the prior year. The group implemented several cost saving initiatives that resulted in lower compensation, marketing and travel expenses as well as lower professional fees and office expenses of $842,000. Corporate Management fees decreased by $160,000 compared to the same period in 2008. These variances were offset by $545,000 in severance and related costs due to the rationalization of two operations during the first quarter. The remaining operating income variance is due to an increase in foreign exchange losses of $180,000 related to the Mexican Berry and Healthy Fruit Snacks operations.

SunOpta International Sourcing and Trading Group

For the six month period ended

	June 30, 2009		June 30, 2008		Change	Change
	$		$	$		%
Revenue	74,293,000		65,300,000		8,993,000	13.8%
Gross Margin	6,503,000		8,901,000		(2,398,000)	(26.9%	)
Gross Margin %	8.8%		13.6%			(4.9%	)
Segment Operating Income[1]	(1,163,000)		1,885,000		(3,048,000)	(161.7%	)
Segment Margin	(1.6%	)	2.9%			(4.5%	)

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

The SunOpta International Sourcing and Trading Group contributed revenues of $74,293,000 in the first six months of 2009 compared to $65,300,000 in the same period in 2008, an increase of $8,993,000, or 13.8%. TOC was acquired on April 2, 2008, accordingly the first half of 2009 contains a full six months of revenue, compared to only three months in the same period of 2008, resulting in an incremental increase in revenues of $19,450,000. This increase was offset by an unfavourable impact on translation due to the weakened Euro relative to the U.S. dollar for $7,485,000. Revenues at SGOI decreased $2,972,000 due to lower volumes of industrial and consumer product sales, offset by increased shipments of private label product due to a large retail organic orange juice contract that began in March 2009.

Gross margins in the SunOpta International Sourcing and Trading Group decreased $2,398,000 to $6,503,000 in the first half of 2009 from $8,901,000 in the same period in 2008. The acquisition of TOC added incremental margins of $1,813,000 versus the first half of 2008. This increase was offset by the impact of a weakened U.S. dollar relative to the Euro, in addition to lower volumes and pricing pressure in the organic cocoa, grains, sweeteners, nuts, dried fruit and feed ingredient markets in both Europe and the U.S. for $1,966,000. Gross margin at SGOI declined by $2,245,000 in the first half of 2009 due to lower volumes of industrial fruit and weakened pricing in consumer products.

SUNOPTA INC.	48	June 30, 2009 10-Q

In the first half of 2009 gross margin rates within the group decreased 4.9% to 8.8% versus the same period in 2008. Higher raw material, distribution and storage costs, coupled with lower pricing in consumer products led to the decline.

Segment operating results decreased by $3,048,000 to a loss of $1,163,000 in the second half of 2009, compared to the same period in 2008. The decrease in operating income reflects the decline in gross margin noted above, as well as increased SG&A costs of $937,000. SG&A increased $1,455,000 due to the net impact of the acquisitions of TOC offset by the effects of the weakened Euro on TOC costs when translated into U.S. dollars. These increases were offset by various cost saving initiatives implemented throughout the group including headcount reductions and decreased travel amounting to $683,000. The remaining increase in SG&A is due to higher corporate cost allocations of $165,000.

The remaining operating income variance was due to higher foreign exchange gains of $287,000.

SunOpta Distribution Group

For the six month period ended

	June 30, 2009	June 30, 2008	Change	Change
	$	$	$	%
Revenue	115,039,000	138,423,000	(23,384,000)	(16.9%	)
Gross Margin	27,104,000	37,832,000	(10,728,000)	(28.4%	)
Gross Margin %	23.6%	27.3%		(3.8%	)
Segment Operating Income[1]	377,000	6,670,000	(6,293,000)	(94.3%	)
Segment Margin	0.3%	4.8%		(4.5%	)

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

The SunOpta Distribution Group contributed revenues of $115,039,000 in the first half of 2009, a decrease of $23,384,000, or 16.9% compared to the same period in 2008. A 19.8% weakening of the Canadian dollar relative to the U.S. dollar unfavourably impacted the translation of revenues in the amount of $22,713,000. Revenues in our natural health products operations decreased $3,571,000 due to the phasing out of certain branded products that were re-launched in new formats late in the second quarter of 2009. The groups produce segment showed a decline in revenue of $2,021,000 versus the same time period in 2008 mainly as a result of increased competitive pressures and the loss of a key customer in the first quarter of 2009. These revenue declines were offset by an increase of $4,921,000 in the groups’ grocery segment due the commencement of a primary supplier agreement with a key customer in Central Canada and increased sales in Western Canada due mainly to new product listings.

Gross margin in the Distribution Group decreased by $10,728,000, or 28.4%, to $27,104,000 in the first half of 2009 compared to the same period in the previous year. The decline in the value of the Canadian dollar unfavourably impacted the translation of margins by $5,413,000. The re-launch of certain of our branded natural health products decreased margins by $3,587,000 due to lower volumes of old format product as well as approximately $550,000 of rework costs and credits associated with returns of old format product. The delay in our ability to pass along price increases on product sourced in the U.S. to retailers in our natural and organic grocery segment following the decline in the value of the Canadian dollar, as well as increased spoilage caused a decline in gross margin of $1,728,000 compared to the first half of 2008.

Combined SG&A and warehousing and distribution costs ("W&D") decreased by $4,127,000 to $26,936,000 in the first half of 2009 compared to the same period in 2008. The decrease was mainly attributable to the impacts of translating a weaker Canadian dollar of $5,474,000. This was offset by a net increase in SG&A of $1,049,000 due primarily to higher compensation costs including severance. The group also incurred approximately $600,000 in increased SG&A costs related to higher marketing expenses related to the re-launch of certain branded natural health products. The remaining decrease in SG&A is due to lower corporate cost allocations of $302,000.

As a percentage of revenues, these expenses increased to 23.4% versus 22.4% primarily due to higher costs associated with the re-launch of branded natural health products and higher compensation costs.

The decrease in segment operating income of $6,293,000 to $377,000 in the first half of 2009 versus the same period in the prior year reflects the gross margin and SG&A variances noted above plus an increase in foreign exchange gains of $308,000.

SUNOPTA INC.	49	June 30, 2009 10-Q

Opta Minerals Inc.

For the six month period ended

	June 30, 2009		June 30, 2008	Change	Change
	$		$	$	%
Revenue	29,065,000		46,618,000	(17,553,000)	(37.7%	)
Gross Margin	5,417,000		12,153,000	(6,736,000)	(55.4%	)
Gross Margin %	18.6%		26.1%		(7.5%	)
Segment Operating Income[1]	(861,000)		5,355,000	(6,216,000)	(116.1%	)
Segment Margin	(3.0%	)	11.5%		(14.4%	)

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

Opta Minerals contributed 29,065,000, or 5.9% of consolidated revenue, in the six months ended June 30, 2009 compared to $46,618,000, or 8.9%, in the same period of 2008. The acquisition of MCP on July 9, 2008 increased revenues by $1,120,000. Offsetting this was a decrease in revenue for mill and foundry products of $18,253,000. The economic downturn led to a dramatic decline in global production volumes at steel mills and foundries. The group was also impacted by lower volumes of abrasive products totaling $420,000.

Gross profit decreased by $6,736,000 to $5,417,000 or 18.6% of revenues in the six months ended June 30, 2009 compared to $12,153,000, or 26.1% of revenues in the same period of 2008. The decreased gross margin rate of 7.5% is attributable to the unprecedented downturn in the U.S. steel industry which has unfavourably impacted demand for our products and thus the margins realized.

The decrease in operating income of $6,216,000 to an operating loss of $861,000 in the first half of 2009 from operating income of $5,355,000 in the same period in 2008 reflects the gross profit decreases above, in addition to lower SG&A costs of $575,000. Opta Minerals initiated several cost cutting measures over the past nine months and realized reductions in SG&A, mainly related to professional fees and compensation of $1,281,000. This was offset by higher severance costs of $340,000 and SG&A related to the MCP acquisition of $366,000. The remaining unfavourable operating income variance relates to higher foreign exchange losses of $55,000 related to the Euro denominated operations.

SunOpta BioProcess

For the six month period ended

	June 30, 2009	June 30, 2008	Change	Change
	$	$	$	%
Revenue	132,000	603,000	(471,000)	(78.1%	)
Gross Margin	150,000	(59,000)	209,000	354.2%
Gross Margin %	113.6%	(9.8% )		123.4%
Segment Operating Loss[1]	(1,594,000)	(1,637,000)	43,000	(2.6%	)

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”)

SunOpta BioProcess revenues for the six months ending June 30, 2009 were $132,000 versus $603,000 in the prior year. Revenues in 2009 were derived from the completion of an equipment supply contract for the production of cellulosic ethanol with a customer in the United States and ancillary revenues generated from pilot and site services.

Gross margins in SunOpta BioProcess were $150,000 for the six months ending June 30, 2009 versus a loss of $59,000 for the same period in the prior year. The positive margin in the current year reflects the reduction of commissioning and warranty reserves on an equipment supply contract due to the completion of the mechanical warranty period. The negative margin in the same period of the prior year reflects the allocation of in-house engineering labour and site costs that were incurred during the commissioning and operating periods of an equipment supply contract.

SUNOPTA INC.	50	June 30, 2009 10-Q

Segment operating losses decreased by $43,000 to $1,594,000 for the six months ending June 30, 2009. The improved gross margin of $209,000 noted above was reduced by increased SG&A expenses of $192,000. This was mainly due to higher professional fees related to a patent infringement case as well as investment banking services. In addition, foreign exchange losses decreased by $26,000 compared to the first half of 2008.

SunOpta Corporate Services

For the six month period ended

	June 30, 2009	June 30, 2008	Change	Change
	$	$	$	%
Segment Operating Loss[1]	(2,487,000)	(8,108,000)	5,621,000	(69.3%	)

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net

SG&A expenses in Corporate Services were $2,323,000 for the first six months of 2009 as compared to $9,536,000 for the same period in 2008. The weakened Canadian dollar decreased SG&A by $1,169,000 as a result of translating Canadian borne expenses into U.S. dollars. Professional fees decreased by $4,236,000 as costs incurred in the prior year relating to the financial restatement and related investigation into the Fruit Group Berry Operations did not occur in 2009. Additionally, $2,048,000 in severance accruals recorded in the first half of 2008 relating to the transitioning of certain members of senior management did not occur in 2009. Other SG&A costs increased $529,000 mainly due to higher professional fees not related to the restatement process as well as increased compensation costs related to an expanded internal audit department. The remaining favourable SG&A variance of $289,000 is due related to increased management fee allocations.

Segment operating losses of $2,487,000 decreased by $5,621,000 in the first half of 2009 compared to the same period in the prior year. Offsetting the lower SG&A expenses noted above was a decrease in foreign exchange gains of $1,592,000.

SUNOPTA INC.	51	June 30, 2009 10-Q

Liquidity and Capital Resources (at June 30, 2009)

The Company obtains its short-term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At June 30, 2009, the Company has aggregate availability under its lines of credit of approximately $37,057,000 (2008 – $55,942,000). Revolving acquisition lines are also available to Opta Minerals with maximum draws of up to $4,958,000 (2008 – $4,585,000). The above availability reflects the changes to the syndicated lending agreement which became effective April 30, 2009, which reduced the overall availability to the Company by approximately $10,650,000, as well as changes to Opta Minerals lending agreement, negotiated on May 30, 2009, which eliminated availability under its revolving acquisition lines.

On April 30, 2009, the Company negotiated certain amendments to its syndicated banking facilities. The agreement included a waiver to certain financial covenants at March 31, 2009, and amended covenants for June 30, 2009, September 30, 2009 and December 31, 2009. The amendments included a reduction in the maximum availability under the Canadian Line of Credit Facility from Cdn $25,000,000 to Cdn $20,000,000, the cancellation of the revolving portion of the revolving acquisition facility, an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company, as well as certain other changes related to capital expenditures and permitted investments. As part of this agreement the Canadian and U.S. Line of Credit facilities were extended from June 29, 2009 to December 31, 2009. For further details on these operating lines and long-term debt please see Note 6 and Note 7 to the Condensed Consolidated Financial Statements.

Over the next several quarters the Company plans to convert its Canadian and U.S. operating lines as well as its two non-revolving term loans of $5,700,000 and $13,650,000 to facilities that will provide increased flexibility and utilize the Company’s strong asset base. The Company views an asset backed facility as a better fit relative to its current needs given its sizable investment in accounts receivable and inventory. The Company has also begun the process of assessing its options with its $45 million term debt that comes due on December 20, 2010.

The Company has the following sources from which it believes it can fund its 2009 operating cash requirements:

  Cash and cash equivalents.
  Available operating lines of credit and/or conversion to an asset-backed facility.
  Cash flows generated from operating activities.
  Cash flows generated from exercise of options currently in-the-money and the Employee Share Purchase Plan.
  Issuance of common stock.
  Sale of non-core divisions.

In order to finance significant acquisitions that may arise in the future, the Company may need additional sources of cash which it could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of shares in relation to an acquisition or a divestiture.

Cash Flows from Operating Activities

Net cash and cash equivalents decreased $3,163,000 during the first six months of 2009 (2008 – decreased by $21,179,000) to $21,592,000 at June 30, 2009. The decrease in cash and cash equivalents was primarily the result of expenditures on property, plant and equipment, offset by cash generated by operating activities and net borrowings on the Company’s line of credit and long-term debt facilities.

Operating activities generated $6,955,000 in the first six months of 2009, compared to a use of $10,968,000 in the first six months of 2008. This improvement in cash provided by operating activities was due to a $22,363,000 reduction in cash used to fund working capital. The primary area of improvement in cash used to fund working capital in the first six months of 2009 compared to the first six months of 2008 was a reduction of $30,815,000 in cash used to fund inventories. This is consistent with Company-wide objectives to reduce inventory levels, which has seen total inventories decrease from $239,033,000 at June 30, 2008, to $200,689,000 at December 31, 2008 and $194,933,000 at June 30, 2009. Another area of improvement in the first six months of 2009 compared to the first six months of 2008 was a $14,933,000 reduction in cash used to fund accounts receivable due to strong cash collection efforts, as well as tighter monitoring and granting of credit to customers. Offsetting these working capital cash flow improvements in the first six months of 2009 compared to the first six months of 2008 was a decrease of $17,684,000 in cash provided by accounts payable and accrued liabilities. Higher levels of accounts payable and accrued liabilities in the prior year were a function of a more significant seasonal inventory build in the Berry Operations, as well as higher professional fees and severance accruals. Also offsetting cash flow improvements from working capital was a decrease of $3,699,000 in earnings in the first six months of 2009 compared to the first six months of 2008, as well as decreases in other non-cash items such as unrealized foreign exchange gains.

SUNOPTA INC.	52	June 30, 2009 10-Q

Investing activities used cash of $14,277,000 in the first six months of 2009 compared to $30,349,000 in the first six months of 2008. The primary reason for the decrease in cash used to fund investing activities is due to SunOpta BioProcess investing $18,500,000 less excess cash into short-term money market investments. Additionally, in the second quarter of 2008 the Company used cash of $4,111,000 to fund the acquisition of TOC, no business acquisitions occurred in the first six months of 2009. Offsetting this decrease in cash used for investing activities was cash used to purchase property plant and equipment of $8,843,000 in the first six months of 2009, a $3,313,000 increase compared to the same period in 2008. In addition to normal maintenance capital spending, in 2009 the Company used cash to finance projects relating to an organic pressed oil refinery based in Colorado, as well as the new aseptic processing facility in Modesto, California, which became operational late in the second quarter of 2009. Cash used in other investing activities of $2,232,000 in the first six months of 2009 increased by $2,401,000 compared to the same period in 2008 and relates to deposits for the organic pressed oil refinery made in advance of lease funding arrangements that are being finalized.

Financing activities generated $3,906,000 in the first six months of 2009 compared to $20,163,000 in the first six months of 2008. In the first six months of 2009, the Company had net borrowings of $3,433,000 on its line of credit and long-term debt facilities, compared to net borrowings of $19,803,000 in the first six months of 2008. The borrowings in the first six months of 2009 were made by our less than wholly owned subsidiary, Opta Minerals, which called on its debt facilities for the purposes of funding capital and other expenditures.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, we may invest in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported on the consolidated statements of operations and comprehensive income. As at June 30, 2009 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at June 30, 2009, the weighted average interest rate of the fixed rate term debt was 7.9% (December 31, 2008 – 7.4%) and $86,908,000 (December 31, 2008 - $87,481,000) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $20,479,000 (December 31, 2008 - $24,046,000) at an interest rate of 5.8% (December 31, 2008 – 4.7%) is partially hedged by variable rate cash equivalent investments. Both fixed and variable weighted average interest rates increased in 2009 as a result of higher premiums on borrowings due to the amendment of our credit facilities on April 30, 2009. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company’s ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates the Company’s after tax earnings would (decrease) increase by approximately $133,000 (2008 – $147,000).

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

SUNOPTA INC.	53	June 30, 2009 10-Q

We are exposed to foreign exchange rate fluctuations as the financial results of SunOpta and its Canadian and European subsidiaries are translated into U.S. dollars on consolidation. The Canadian dollar appreciated against the U.S. dollar in the first six months of 2009, compared to a marginal depreciation in the first six months of 2008. Closing rates moved from Cdn $1.2180 at December 31, 2008 to Cdn $1.1630 at June 30, 2009, compared to Cdn $0.9913 at December 31, 2007 to $1.0197 at June 30, 2008. The Euro also appreciated against the U.S. dollar over the first six months of 2009, with closing rates moving from $1.3951 at December 31, 2008 to $1.4029 at June 30, 2009. As a result of the appreciation of the Canadian dollar and the Euro against the U.S. dollar in the first six months of 2009, we had a decrease of ($7,167,000) (2008 – an increase of $14,718,000) in net Canadian assets and an increase of €1,813,000 (2008 – increase of € 3,305,000) in net Euro. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar or Euro with all other variables held constant would result in an increase (decrease) in the fair value of our net assets by $8,250,000 (2008 - $8,679,000) for a Canadian dollar exchange movement and $2,346,000 (2008 - $2,060,000) for a Euro exchange movement.

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

We enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at June 30, 2009, resulting in a loss of $51,000 (2008 - $697,000); which is included in foreign exchange on the condensed consolidated statements of operations. In 2008, we began taking a more active role in an attempt to reduce exposure to foreign currency exchange rates by entering into forward foreign exchange contracts. In the second quarter of 2009, we reduced the number of forward foreign exchange contracts that we enter into. The contracts entered into are primarily Canadian dollars and U.S. dollars as well as U.S. dollars and Euros. The net effect of all exchange based transactions including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions including the translation gains and losses related to our Corporate net monetary assets are recorded in foreign exchange on our condensed consolidated statements of operations. For the six month period ended June 30, 2009, we recorded a loss of ($281,000) (2008 – net gain of $991,000).

The functional currency of all operations, located in Canada, is the Canadian dollar. For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the consolidated statement of operations while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in the currency translation adjustment account within shareholders’ equity. The functional currency of the corporate head office is the Canadian dollar.

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

The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At June 30, 2009 the Company owned 449,778 (2008 – 195,219) bushels of corn with a weighted average price of $3.88 (2008 - $3.91) and 504,198 (2008 – 387,531) bushels of soy beans with a weighted average price of $12.58 (2008 - $10.96). The Company has at June 30, 2009 net long positions on soy beans of 165,420 (2008 – 28,465) and a net long (short) position on corn of 40,183 (2008 – (38,602)) bushels. An increase/decrease in commodity prices of either soy or corn of 10% would result in an increase (decrease) in carrying value of these commodities by $224,000 (2008 - $17,000). There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, the Bio Process Group or related to Corporate office activities.

SUNOPTA INC.	54	June 30, 2009 10-Q

Item 4. Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

SunOpta’s management, with the participation of SunOpta’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in SunOpta’s internal control over financial reporting occurred during the second quarter of fiscal 2009. Based on that evaluation, management concluded that there were no changes in SunOpta’s internal control over financial reporting during the second quarter of 2009.

Item 4T. Controls and Procedures

Not applicable.

SUNOPTA INC.	55	June 30, 2009 10-Q

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

After we downgraded previously issued earnings expectations and announced the restatement of prior quarterly financial statements due to a significant write-down and other adjustments, SunOpta and certain officers (one of whom is a director) and a former director were named as defendants in several proposed class action lawsuits filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired securities of SunOpta between May 8, 2007 and January 25, 2008. We are alleged to have violated Section 10(b) of the 1934 Securities Exchange Act and Rule 10b-5 promulgated by the United States SEC. Additionally, the named officers and directors (one of whom is a former director) were alleged to have violated Section 20(a) of the 1934 Securities Exchange Act. The complaints alleged different proposed class periods and have now been consolidated into one class action with two lead plaintiffs. On January 28, 2009, the Court appointed Western Washington Laborers-Employers Pension Trust and Operating Engineers Construction Industry and Miscellaneous Pension Fund (the “Pension Funds”) as the lead plaintiffs in one consolidated class action aggregating the various class action lawsuits. On April 14, 2009, the lead plaintiffs filed their consolidated and amended complaint in the US District Court in the Southern District of New York. The new complaint includes, new allegations under Sections 11, 12 and 15 of the Securities Act of 1933 as well as four new individual defendants, two of whom are former senior management employees (one also a former director and officer), one is a current director and chairman and one is currently a senior employee. The new complaint also added three corporate defendants namely, Cleugh’s Frozen Foods, Inc., Pacific Fruit Processors, Inc. and Organic Ingredients, Inc., former subsidiaries of the Company, and now part of the merged entity, SunOpta Fruit Group, Inc.

Similarly, one proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of SunOpta between May 8, 2007 and January 25, 2008 against SunOpta and certain officers (one of whom is a director) alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under the Ontario Securities Act. On August 29, 2008, the plaintiff filed a motion to amend the claims against us to include additional allegations. The Canadian plaintiffs claim compensatory damages of Cdn $100,000,000 and punitive damages of Cdn $10,000,000 and other monetary relief. Recently, all parties including the US and Canadian plaintiffs, the defendants as well as Chubb, the Company’s insurer, agreed to attempt to settle the class actions through mediation. The mediation was held on July 8, 2009 at the JAMS New York Resolution Center in the City of New York before a single mediator. No settlement has yet been reached, although the parties are in the process of negotiation. All proposed actions and motions including the Canadian motion for class certification and leave to pursue statutory claims as well as proposed discoveries were either suspended or deferred pending the outcome of the mediation. In the event a settlement is not reached, management’s intention is to vigorously defend these actions. Given the current status of the class actions and the mediation, it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

We have received letters from the SEC and from the Ontario Securities Commission (“OSC”) requesting information related to the write-down and restatements described in its January 24, 2008 press release. We also received an additional request from the OSC for information regarding our stock option granting process, a comprehensive response to which was provided in September 2008. The OSC has indicated it has no further comments on our write-down and restatement. We continue to cooperate with the SEC’s investigation, which includes cooperation with requests for additional information and interviews with certain current and past employees as well as current and former directors, and we continue to cooperate when requested with the OSC’s investigation regarding stock option processes.

We commenced a suit on January 17, 2008, against Abengoa New Technologies Inc. (“Abengoa”) and a former employee of SunOpta Inc. alleging theft of trade secrets, breach of contract, tortious interference with contract and civil conspiracy, and filed motions for expedited discovery and a preliminary injunction. Abengoa has filed a counterclaim alleging breach of contract, misappropriation of trade secrets and other contractual violations. The United States District Court, Eastern District of Missouri, recently referred the core claims to arbitration and stayed the other claims pending the outcome of the arbitration. The arbitration was held during the period of July 20 to July 24 inclusive, in St. Louis before a single arbitrator and is scheduled to resume and be completed during the week of October 19, 2009. While management is confident in its position, the outcome of this matter cannot be predicted at this time.

In January 2008, a customer of ours, Abener Energia S.A. (an affiliate of Abengoa), terminated a contract valued at approximately $7,000,000 for the delivery of equipment and related services, forcing the matter into arbitration under its provisions. In December, the arbitrator rendered his final decision partially allowing Abener’s claim and awarded Abener approximately $1,864,000 (€ 1,329,000) in damages. Abener’s Canadian counsel has brought an application in Ontario for the enforcement of the award, and a hearing was held on June 12, 2009 in the Ontario Superior Court of Justice in Toronto, Ontario. The decision was rendered shortly thereafter in support of the enforcement of the award. While the Company is investigating the possibility of an appeal, it is likely that payment of the award will have to be made. The amount awarded to Abener has been accrued for on the consolidated balance sheets.

SUNOPTA INC.	56	June 30, 2009 10-Q

In September 2008, a single plaintiff and a former employee, Abelardo Vargas, filed a wage and hour dispute, against SunOpta Fruit Group, Inc., as a class action alleging various violations of California’s labour laws. On July 16, 2009, the parties attended a mediation in San Francisco, and no settlement was reached. Management intends to vigorously defend this action unless a settlement can be reached to minimize the ongoing costs of litigation.

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

Our inability to meet the covenants of our credit facilities could materially and adversely affect our business

In Item 1A “Risk Factors” of our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008, under the headings “Our credit agreements restrict how we may operate our business”, and, “Our business may be materially and adversely affected by our liability”, we described the risks arising from the fact that we have various credit facilities, including a primary facility, with a syndicate of lenders, as well as the risk relating to the renewal of our operating lines.

As we disclosed, due to the large inventory write-down and related professional fees, the restatement of our quarterly financial statements in 2007 and the delay in filing our financial statements for fiscal year 2007 and the first fiscal quarter of 2008, we requested and received various amendments and waivers to our primary credit facility. Our new amended financial ratio covenants were set through to June 30, 2009.

We were unable to meet the amended financial ratio covenants for the period ended March 31, 2009. On April 30, 2009, we negotiated certain amendments to our banking facilities. The amendments include a reduction in the maximum availability under the Canadian Line of Credit Facility from Cdn $25,000,000 to Cdn $20,000,000 as well as an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company. (See notes to the Financial Statements in Item 1 herein for further discussion of such credit lines.) In addition, the Canadian and U.S. Line of Credit facilities have been extended from June 30, 2009 to December 31, 2009. We also received a waiver of our non-compliance with these covenants as of March 31, 2009 and we have negotiated amended financial covenants for the periods ended June 30, 2009, September 30, 2009 and December 31, 2009. There is no guarantee that we will receive similar compliance waivers in the future.

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

SunOpta and certain officers (one of whom is a director) and two former directors are subject to claims under U.S. and Canadian securities laws

In Item 1A “Risk Factors” of our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008, we described risks arising from the fact that SunOpta and some of our officers (one of whom is a director) and a former director are defendants in securities class action claims that have been filed in the United States and Canada that allege, among other things, violations of United States federal securities laws. On April 14, 2009, the lead plaintiffs in these actions amended their complaint to include four new individual defendants, including a former director and officer of SunOpta, a former officer of SunOpta, a current director and chairman and a current senior employee. The new complaint also added three corporate defendants namely, Cleugh’s Frozen Foods, Inc., Pacific Fruit Processors, Inc. and Organic Ingredients, Inc., former subsidiaries of SunOpta and now part of the merged entity, SunOpta Fruit Group, Inc. See, Part II, Item 3 “Legal Proceedings” for a discussion of material legal proceedings.

SUNOPTA INC.	57	June 30, 2009 10-Q

These actions could result in the award of substantial monetary damages against SunOpta. There is risk that our insurance coverage may not be sufficient to cover damages awarded as a result of these actions. The outcome of these actions could negatively impact the market price of our securities.

Recently, all parties to this litigation, including the US and Canadian plaintiffs and the defendants, agreed to attempt to settle the class actions through mediation, which was held on July 8, 2009 in New York. No settlement has yet been reached, although the parties are in the process of negotiation. All proposed actions and motions were either suspended or deferred pending the outcome of the mediation. There is no guarantee that the mediation will result in a mutually agreeable settlement. Even if a settlement is reached, we may be required to make payments or incur other obligations under such settlement, and additional expenses will be incurred until the settlement is approved by the courts in the U.S. and Canada. Regardless of the outcome of the mediation, these pending actions may divert the efforts and attention of our management team from normal business operations. If a mutually agreeable settlement is not reached, the litigation will resume and could result in the negative outcomes described above.

SUNOPTA INC.	58	June 30, 2009 10-Q

Item 6. Exhibits

(a)	Exhibits -

10.1	Amendment to employment agreement between SunOpta Inc. (the “Company”) and Jeremy N. Kendall (the “Employee”) dated 1st day of October, 2001 (the “Agreement”) (incorporated by reference to the Company’s Form 8-K filed on June 12, 2009).

	31.1	Certification by Steven Bromley, President and Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **
	31.2	Certification by Eric Davis, Vice President and Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **
	32	Certifications by Steven Bromley, President and Chief Executive Officer and Eric Davis, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350. **

_________________
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

/s/ Eric Davis
Date August 6, 2009
by Eric Davis
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	59	June 30, 2009 10-Q