Form 10-Q
period 2009-09-30
SunOpta Inc.
filed 2009-11-06
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission File No. 0-9989

SUNOPTA INC.
(Exact name of registrant as specified in its charter)

CANADA
(Jurisdiction of Incorporation)

Not Applicable
(I.R.S. Employer Identification No.)

2838 Bovaird Drive West
Brampton, Ontario L7A 0H2, Canada
(Address of Principal Executive Offices)

(905) 455-1990
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

Yes [ ]             No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ]	Smaller reporting company[ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]         No [x]

At October 28, 2009 registrant had 64,915,443 common shares outstanding, the only class of registrant's common stock outstanding. The aggregate market value of voting stock held by non-affiliates at such date was $227,226,314. The Company’s common shares are traded on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

SUNOPTA INC.	1	September 30, 2009 10-Q

SUNOPTA INC.
FORM 10-Q
For the quarter ended September 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008.

Condensed Consolidated Statements of Comprehensive (Loss) earnings for the three and nine months ended September 30, 2009 and 2008.

Condensed Consolidated Balance Sheets as at September 30, 2009 and December 31, 2008.

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2009 and 2008.

Condensed Consolidated Statements of Cash Flow for the three and nine months ended September 30, 2009 and 2008.

Notes to Condensed Consolidated Financial Statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Item 4.

Disclosure Controls and Procedures

Item 4T.

Controls and Procedures

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 6.

Exhibits

All financial information is expressed in United States Dollars. The closing rate of exchange on October 28, 2009 was CDN $1 = U.S. $0.9297.

Forward-Looking Statements

This report contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate,” “believe,” “expect,” “could,” “might,” “plan,” “ will,” and words and phrases of similar impact and include, but are not limited to references to business strategies, competitive strengths, goals, capital expenditure plans, business and operational growth plans and references to the future growth of the business. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments as well as other factors that we believe are appropriate in the circumstance.

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties including, but not limited to, general economic, business, weather or market risk conditions; the achievement of business forecasts; the outcome of any pending litigation; competitive actions by other companies; changes in laws or regulations or policies of local governments, provinces and states as well as the governments of the United States and Canada, many of which are beyond our control. Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. You should also refer to the description of our risk factors in Item 1A of our most recent Annual Report on Form 10-K as well as Item 1A in this report for a fuller discussion of the risks facing the Company and its operations.

SUNOPTA INC.	2	September 30, 2009 10-Q

PART I - FINANCIAL INFORMATION

Item 1 -

Condensed Consolidated Financial Statements

SunOpta Inc.

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

SUNOPTA INC.	3	September 30, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Operations
For the three months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	September 30,
	2009	2008
	$	$

Revenues	253,812	287,747

Cost of goods sold	215,610	246,439

Gross profit	38,202	41,308

Warehousing and distribution expenses	4,736	5,288
Selling, general and administrative expenses (note 14)	27,434	29,445
Intangible asset amortization	1,567	1,486
Other income, net	(271)	-
Goodwill impairment (note 4)	8,341	-
Foreign exchange gain	(863)	(4,345)

(Loss) earnings before the following	(2,742)	9,434

Interest expense, net	3,925	3,983

(Loss) earnings before income taxes	(6,667)	5,451

Provision for income taxes	197	1,043

(Loss) earnings for the period	(6,864)	4,408

(Loss) earnings for the period attributable to non-controlling interests	(2,192)	504

(Loss) earnings for the period attributable to SunOpta Inc.	(4,672)	3,904

(Loss) earnings per share for the period (note 6)

– Basic	(0.07)	0.06

– Diluted	(0.07)	0.06

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	4	September 30, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Operations
For the nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	September 30,
	2009	2008
	$	$

Revenues	743,611	810,136

Cost of goods sold	633,681	682,759

Gross profit	109,930	127,377

Warehousing and distribution expenses	13,691	16,182
Selling, general and administrative expenses (note 14)	81,565	91,956
Intangible asset amortization	4,330	4,252
Other income, net	(348)	-
Goodwill impairment (note 4)	8,341	-
Foreign exchange gain	(582)	(5,336)

Earnings before the following	2,933	20,323

Interest expense, net	10,266	10,484

(Loss) earnings before income taxes	(7,333)	9,839

(Recovery of) provision for income taxes	(36)	2,165

(Loss) earnings for the period	(7,297)	7,674

(Loss) earnings for the period attributable to non-controlling interests	(2,748)	1,565

(Loss) earnings for the period attributable to SunOpta Inc.	(4,549)	6,109

(Loss) earnings per share for the period (note 6)

– Basic	(0.07)	0.10

– Diluted	(0.07)	0.09

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	5	September 30, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Earnings
For the three months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	September 30,
	2009	2008
	$	$

(Loss) earnings for the period	(6,864)	4,408

Currency translation adjustment	7,090	(7,599)
Change in fair value of interest rate swap, net of tax	14	(393)

Other comprehensive income (loss) for the period, net of tax	7,104	(7,992)

Comprehensive earnings (loss) for the period	240	(3,584)

Comprehensive (loss) earnings for the period attributable to non-controlling interest	(2,120)	504

Comprehensive (earnings) loss for the period attributable to SunOpta Inc.	(2,360)	(4,088)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	6	September 30, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Earnings
For the nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	September 30,
	2009	2008
	$	$

(Loss) earnings for the period	(7,297)	7,674

Currency translation adjustment	9,500	(6,904)
Change in fair value of interest rate swap, net of tax	334	(617)

Other comprehensive income (loss) for the period, net of tax	9,834	(7,521)

Comprehensive earnings for the period	2,537	153

Comprehensive (loss) earnings for the period attributable to non-controlling interest	(2,690)	1,565

Comprehensive earnings (loss) for the period attributable to SunOpta Inc.	5,227	(1,412)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	7	September 30, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Balance Sheets
As at September 30, 2009 and December 31, 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	December 31,
	2009	2008
	$	$

Assets

Current assets
Cash and cash equivalents (note 12)	20,721	24,755
Accounts receivable	105,100	95,129
Inventories (note 3)	178,217	200,689
Prepaid expenses and other current assets	16,855	14,448
Current income taxes recoverable	713	595
Deferred income taxes	5,920	493
	327,526	336,109

Property, plant and equipment	112,190	110,641
Goodwill (note 4)	49,026	54,022
Intangible assets	62,580	63,161
Deferred income taxes	12,559	16,160
Other assets	596	954

	564,477	581,047
Liabilities

Current liabilities
Bank indebtedness (note 7)	59,264	67,164
Accounts payable and accrued liabilities	103,658	106,989
Customer and other deposits	574	1,228
Other current liabilities	2,920	4,437
Current portion of long-term debt (note 8)	26,544	12,174
Current portion of long-term liabilities	12	1,362
	192,272	193,354

Long-term debt (note 8)	80,206	99,353
Long-term liabilities	3,471	5,017
Deferred income taxes	13,491	13,614
	290,140	311,338

Preferred shares of a subsidiary company	28,089	27,796

Equity
SunOpta Inc. shareholders’ equity
Capital stock (note 5)	178,485	177,858
64,915,443 common shares (December 31, 2008 – 64,493,320)
Additional paid in capital (note 5)	7,839	6,778
Retained earnings	36,360	40,909
Accumulated other comprehensive income	11,042	1,266
	233,726	226,811
Non-controlling interest (note 1)	12,522	15,102
Total equity	246,248	241,913

	564,477	581,047
Commitments and contingencies (note 10)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	8	September 30, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Shareholders’ Equity
As at and for the nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	income	interest	Total
	$	$	$	$	$	$

Balance at December 31, 2008	177,858	6,778	40,909	1,266	15,102	241,913

Employee share purchase plan and compensation grants	627	-	-	-	-	627
Stock-based compensation	-	1,061	-	-	-	1,061
Loss for the period	-	-	(4,549)	-	(2,748)	(7,297)
Non-controlling interest contributions	-	-	-	-	110	110
Currency translation adjustment	-	-	-	9,554	(54)	9,500
Change in fair value of interest rate swap, net of tax	-	-	-	222	112	334

Balance at September 30, 2009	178,485	7,839	36,360	11,042	12,522	246,248

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	(loss) income	interest	Total
	$	$	$	$	$	$

Balance at December 31, 2007	176,547	5,967	51,845	20,618	13,863	268,840

Employee share purchase plan and compensation grants	540	-	-	-	-	540
Options exercised	264	-	-	-	-	264
Stock-based compensation	13	764	-	-	-	777
Earnings for the period			6,109	-	1,565	7,674
Non-controlling interest contributions	-	-	-	-	206	206
Currency translation adjustment	-	-	-	(6,904)	-	(6,904)
Change in fair value of interest rate swap, net of tax	-	-	-	(617)	-	(617)

Balance at September 30, 2008	177,364	6,731	57,954	13,097	15,634	270,780

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	9	September 30, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the three months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	September 30,
	2009	2008
	$	$

Cash provided by (used in)

Operating activities
(Loss) earnings for the period	(6,864)	4,408
Items not affecting cash
Amortization	4,765	4,838
Goodwill impairment (note 4)	8,341	-
Stock-based compensation	376	273
Non-cash interest accretion	322	192
Unrealized gain on foreign exchange	(169)	(1,655)
Deferred income taxes	(1,328)	(100)
Other	193	(596)
Changes in non-cash working capital, net of businesses acquired (note 9)	13,630	16,344

	19,266	23,704
Investing activities
Purchases of property, plant and equipment, net	(2,163)	(1,388)
Payment of deferred purchase consideration	-	(1,204)
Purchase of patents, trademarks and other intangible assets	(165)	(375)
Acquisition of businesses, net of cash acquired	-	(1,302)
Decrease in short-term investments	1,500	-
Other	2,041	-

	1,213	(4,269)
Financing activities
Decrease in line of credit facilities	(18,996)	(19,716)
Repayment of long-term debt	(3,141)	(2,694)
Borrowings under long-term debt	-	1,999
Proceeds from the issuance of common shares	215	557
Other	(1)	340

	(21,923)	(19,514)

Foreign exchange gain on cash held in a foreign currency	573	72

Decrease in cash and cash equivalents during the period	(871)	(7)

Cash and cash equivalents – beginning of the period	21,592	9,123

Cash and cash equivalents – end of the period	20,721	9,116

Supplemental cash flow information (notes 9 and 12)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	10	September 30, 2009 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	September 30,	September 30,
	2009	2008
	$	$

Cash provided by (used in)

Operating activities
(Loss) earnings for the period	(7,297)	7,674
Items not affecting cash
Amortization	14,400	14,351
Goodwill impairment (note 4)	8,341	-
Stock-based compensation	1,061	764
Non-cash interest accretion	932	628
Unrealized gain on foreign exchange	(403)	(1,266)
Deferred income taxes	(1,265)	(25)
Other	(334)	(527)
Changes in non-cash working capital, net of businesses acquired (note 9)	10,786	(8,863)

	26,221	12,736
Investing activities
Purchases of property, plant and equipment, net	(11,006)	(6,918)
Payment of deferred purchase consideration	(1,500)	(1,959)
Purchase of patents, trademarks and other intangible assets	(367)	(497)
Acquisition of businesses, net of cash acquired	-	(5,413)
Increase in short-term investments	-	(20,000)
Other	(191)	169

	(13,064)	(34,618)
Financing activities
Decrease in line of credit facilities	(9,750)	(2,735)
Repayment of long-term debt	(9,670)	(12,947)
Borrowings under long-term debt	716	15,074
Proceeds from the issuance of common shares	627	817
Other	60	440

	(18,017)	649

Foreign exchange gain on cash held in a foreign currency	826	47

Decrease in cash and cash equivalents during the period	(4,034)	(21,186)

Cash and cash equivalents – beginning of the period	24,755	30,302

Cash and cash equivalents – end of the period	20,721	9,116

Supplemental cash flow information (notes 9 and 12)

(See accompanying notes to condensed consolidated financial statements)

SUNOPTA INC.	11	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1.	Basis of presentation and new accounting pronouncements

The interim condensed consolidated financial statements of SunOpta Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2008.

The interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ended December 31, 2008. Intercompany accounts and transactions have been eliminated on consolidation.

On July 1, 2009, the Company adopted ASC 105-10 (formerly SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with accounting principles generally accepted in the United States of America. As a result of adopting this standard, all references to authoritative accounting literature have been updated based on the new GAAP codification.

On January 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 805 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations”). ASC 805 applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any non-controlling interest in the acquiree be recorded at their fair values at the acquisition date. Contingent consideration arrangements are recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies are also typically recognized at their acquisition date fair values. In subsequent periods, contingent liabilities are measured at the higher of their acquisition date fair values or the estimated amounts to be realized. The adoption of ASC 805 did not have a significant impact on the Company’s consolidated financial statements.

In February 2008, FASB issued ASC 820-10-55 (formerly FASB FSP 157-2/Statement 157, “Effective Date of FASB Statement No. 157”). ASC 820-10-55 delayed the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of ASC 820-10-55 related to non-financial assets and non-financial liabilities disclosures effective January 1, 2009. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 810-10-65, “Consolidation”, regarding non-controlling interests (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”). ASC 810-10-65 establishes accounting and reporting standards for ownership in subsidiaries held by parties other than the parent, the amount of consolidated earnings attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted ASC 810-10-65 effective January 1, 2009. As required by ASC 810-10-65, the Company has retrospectively applied the presentation to prior year balances and has added disclosures to its consolidated balance sheets, consolidated statements of shareholders’ equity and consolidated statements of cash flows, as well as creating a new consolidated statement of comprehensive (loss) earnings, as a result of adopting this standard.

SUNOPTA INC.	12	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1.	Basis of presentation and new accounting pronouncements continued

In March 2008, the FASB issued the disclosure requirements within ASC 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133”). ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The disclosure requirements apply to all derivative instruments within the scope of ASC 815. The standard also applies to non-derivative hedging instruments and all hedged items designated and qualifying under ASC 815. This standard requires an entity with derivatives to disclose how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. Entities must provide tabular disclosures of the location, by line item, of amounts of gains and losses reported in the consolidated statements of operations. The Company adopted the disclosure requirements of ASC 815 on January 1, 2009. See note 13 for enhanced note disclosures as a result of adopting this standard.

In May 2008, the FASB issued ASC 350-30, “General Intangibles Other than Goodwill” (formerly FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets”). ASC 350-30 provides guidance on the renewal or extension assumptions used in the determination of useful life of a recognized intangible asset. The intent of ASC 350-30 is to better match the useful life of the recognized intangible asset to the period of expected cash flow used to measure its fair value. ASC 350-30 is effective for fiscal years beginning after December 15, 2008. The Company will consider this standard when evaluating future transactions to which it would apply.

In December 2008, the FASB issued ASC 715-20, “Defined Benefit Plans” (formerly FASB FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,”). ASC 715-20 amends SFAS No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional required disclosures focus on fair value by category of plan assets. This ASC is effective for fiscal years ending after December 15, 2009. The Company does not expect a material impact on its financial statements when these additional disclosure provisions are adopted.

In April 2009, the FASB issued ASC 825-10, “Financial Instruments” (formerly FASB Staff Position 107-1 and Accounting Practice Bulletin 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard is effective for interim and annual periods ending after June 15, 2009, and is to be applied prospectively. The Company added disclosures to note 8 regarding the fair value of its term debt.

In April 2009, the FASB issued FASB ASC 320-10-65 (formerly FASB FSP 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This standard is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarify to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This standard also required increased and timelier disclosure regarding expected cash flows and should be applied prospectively. The Company does not expect any material financial statement implications relating to the adoption of this ASC.

In May 2009, the FASB issued FASB ASC 855-10-25 (formerly FASB Statement 165, “Subsequent Events”). FASB ASC 855-10-25 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. FASB ASC 855-10-25 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has adopted this standard, evaluating for subsequent events to November 5, 2009.

SUNOPTA INC.	13	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1.	Basis of presentation and new accounting pronouncements continued

In June 2009, the FASB issued FASB ASC 860-10-05 (formerly FASB Statement 166, “Accounting for Transfers of Financial Assets”). This standard prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. FASB ASC 860-10-05 is effective for transfer of financial assets occurring on or after January 1, 2010. The Company will consider this standard when evaluating future transactions to which it would apply. Historically, the Company has not had any material transfers of financial assets.

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

	TOC	MCP Mg-Serbien SAS
	(a)	(b)
Net assets acquired

Cash	1,205	297
Current assets	49,494	1,463
Property, plant and equipment	1,167	325
Goodwill	9,734	4,594
Intangible assets	9,251	-
Other long-term assets	359	57
Current liabilities	(44,854)	(5,434)
Deferred income tax liability	(2,687)	-
Other long-term liabilities	(216)	-
Long-term debt	(1,502)	-
	21,951	1,302

Consideration

Cash consideration including transaction costs	5,467	1,302
Due to former shareholders	1,562	-
Subordinated debt payable to former shareholders	4,685	-
Deferred consideration	10,237	-
	21,951	1,302

SUNOPTA INC.	14	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.	Business acquisitions continued

(a) The Organic Corporation

On April 2, 2008, the Company acquired 100% of the outstanding common shares of The Organic Corporation B.V., operating as Tradin Organic Agriculture B.V. ("TOC") for total consideration of €14,055 (U.S. - $21,951), including acquisition costs of €500 (U.S. - $781). At closing, the Company paid €6,000 (U.S. - $9,371) in cash and concurrently received €3,000 (U.S. – $4,685) by way of subordinated debt payable to the former shareholders. A promissory note for €1,000 (U.S. - $1,562) was also issued bearing interest at 7.0% which is payable March 31, 2010 (note 8(g)). Additional consideration payable in cash on March 31, 2010 will be the greater of €8,000 (U.S. - $12,494) or 2.5 times 2009 EBITDA (as defined in the purchase and sale agreement). After the closing of the purchase, the Company and the former TOC shareholders signed an agreement to extend the payment of the additional €8,000 consideration and €3,000 subordinated debt to October 31, 2010. As security pending payment of the promissory note and additional consideration, the Company pledged 100% of the outstanding common shares of TOC to the former shareholders. Due to its non-contingent nature, the present value of the deferred consideration has been included in the total consideration. Any payment in excess of €8,000 will be recorded when the amount can be reasonably determined and would result in an increase in the goodwill related to this acquisition. As a result of TOC’s opening balance sheet not meeting pre-determined working capital targets, the additional consideration owing on October 31, 2010 will be reduced by €403 (U.S. - $590).

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

(b) MCP Mg-Serbien SAS

On July 9, 2008, Opta Minerals acquired 67% of the outstanding common shares of MCP Mg-Serbien SAS (“MCP”) of France for total consideration of $1,302, including acquisition costs of $152. The acquisition continued to expand Opta Mineral’s business capabilities into Europe and complemented existing operations which supply a wide range of magnesium-based desulphurization products. As a result, $4,594 of goodwill was included in the net assets acquired. In the third quarter of 2009, the full amount of this goodwill was written off as part of goodwill impairment tests performed by Opta Minerals (note 4). Goodwill acquired in this acquisition is not deductible for tax purposes.

MCP operates a production facility in Romans-sur-Isere, France, producing and selling ground magnesium products. This acquisition has been consolidated since its July 9, 2008 acquisition date, and is included in the Opta Minerals segment.

SUNOPTA INC.	15	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.	Business acquisitions continued

(c) Pro forma data (unaudited)

The condensed pro forma consolidated statements of operations reflect all acquisitions completed in 2008 as if they were completed on January 1, 2008. There were no acquisitions completed in the first nine months of 2009.

Three months ended September 30, 2008
$
Pro forma revenues	287,747
Pro forma earnings for the period	3,904
Pro forma earnings per share
Basic	0.06
Diluted	0.06

Nine months ended September 30, 2008
$
Pro forma revenues	845,812
Pro forma earnings for the period	6,263
Pro forma earnings per share
Basic	0.10
Diluted	0.10

3.	Inventories

	September 30,	December 31,
	2009	2008
	$	$

Raw materials and work-in-process	59,720	84,821
Finished goods	121,236	114,787
Company-owned grain	7,594	10,936
Inventory reserve	(10,333)	(9,855)
	178,217	200,689

4.	Goodwill impairment

During the third quarter of 2009, Opta Minerals determined that there were external market conditions and other circumstances that suggested the carrying value of certain reporting units in Opta Minerals may exceed their fair value. These external market conditions and other circumstances included continued operating losses and extended periods of facility under-utilization due to continued weakness in the steel, abrasives and foundry markets. As a result of completing a test for goodwill impairment, Opta Minerals determined that the carrying value of goodwill in certain of its mill and foundry and abrasive products reporting units exceeded their fair value, and recorded a non-cash impairment charge of $8,341. The Company has recorded this charge in its Opta Minerals operating segment. The Company’s other reporting units will be tested for impairment in the fourth quarter as part of the annual impairment test.

SUNOPTA INC.	16	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

5.	Capital stock and additional paid in capital

	September 30,	December 31,
	2009	2008
	$	$

Capital stock	178,485	177,858

Additional paid in capital	7,839	6,778

(a)

In the nine month period ended September 30, 2009, employees and directors exercised $nil (September 30, 2008 – 65,580) options to purchase common stock and an equal number of shares of common stock were issued for net proceeds of $nil (September 30, 2008 - $264).

(b)

In the nine month period ended September 30, 2009, 419,623 (September 30, 2008 – 114,764) shares of common stock were issued for net proceeds of $625 (September 30, 2008 - $540) as part of the Company’s Employee Stock Purchase Plan.

(c)

The Company’s Chief Executive Officer received an award of 10,000 shares of the Company’s common stock in the first quarter of 2007. One-quarter of the total award was granted on February 8, 2007, with the remaining three-quarters of the total award to be issued in equal instalments on the anniversary through February 8, 2010. As a result, 2,500 shares of common stock were issued from treasury in the first quarter of 2009, and the Company recorded $2 (2008 - $nil) of stock-based compensation in the nine months ended September 30, 2009.

(d)

In the nine month period ended September 30, 2009, 1,078,000 (September 30, 2008 – 133,000) options to purchase common stock were granted to employees and directors at prices ranging from $0.91 to $1.92 per share (September 30, 2008 - $5.12 - $13.35). The fair value of the options granted in the nine month period ended September 30, 2009 was $1,135 (September 30, 2008 – $511) estimated using the Black-Scholes option-pricing model with the assumptions of a dividend yield of 0%, an expected volatility of 70.6%, a risk-free interest rate of 2.00%, and an expected life of six years, and then reflecting an expected forfeiture rate of 15%.

(e)	In the nine month period ended September 30, 2009, the Company recognized stock-based compensation of $1,061 (September 30, 2008 - $764) related to the Company’s stock option plans.

SUNOPTA INC.	17	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.	Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of options. The number of shares for the diluted earnings per share was calculated as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	$	$	$	$

(Loss) earnings for the period attributable to SunOpta Inc.	(4,672)	3,904	(4,549)	6,109

Weighted average number of shares used in basic earnings per share	64,866,777	64,265,751	64,714,881	64,214,394
Dilutive potential of the following:
Employee/director stock options	503,332	41,691	286,750	83,412
Dilutive impact of share consideration (a)	-	455,292	-	455,292
Diluted weighted average number of shares outstanding	65,370,109	64,762,734	65,001,631	64,753,098
(Loss) earnings per share:
Basic	(0.07)	0.06	(0.07)	0.10
Diluted	(0.07)	0.06	(0.07)	0.09

(a) In the fourth quarter of 2008, the Company and former shareholders of TOC (note 2), amended a clause of the TOC purchase and sale agreement. In the original purchase and sale agreement, additional consideration of €2,000 was to be settled in shares of common stock of the Company on March 31, 2010 (subsequently renegotiated to October 31, 2010). The amendment made to the agreement stipulates that the €2,000 additional consideration will be settled in cash or shares at the Company’s option. As a result of this amendment, the additional consideration ceased to be dilutive.

In both the three and nine month periods ended September 30, 2009, options to purchase 1,815,375 shares of common stock (September 30, 2008 – 1,216,500 and 1,161,500 respectively) were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

7.	Bank indebtedness

	September 30,	December 31,
	2009	2008
	$	$

Canadian line of credit facility (a)	-	134
U.S. line of credit facility (b)	37,256	28,344
Opta Minerals Canadian line of credit facility (c)	5,517	7,797
TOC line of credit facilities (d)	16,491	30,889
	59,264	67,164

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

SUNOPTA INC.	18	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.	Bank indebtedness continued

On October 30, 2009, the Company completed the conversion of its syndicated credit facilities to an Asset-Based Lending (“ABL”) arrangement. The ABL arrangement changes the Company’s credit facilities such that credit limits in both the Canadian and U.S. line of credit facilities are based on a borrowing base supported by the accounts receivable and inventories of the Company, determined on a monthly basis. In addition, the non-revolving and acquisition facilities (note 8(b) and (c)) were eliminated, and the existing balances refinanced using the U.S. line of credit facility. The conversion decreases the interest rate premium charged on outstanding balances which are based on new financial ratios. Under the new ABL arrangement, the term of the syndicated credit facilities were extended to October 30, 2012.

(a) Canadian Line of Credit Facility:

At September 30, 2009, the Company has a Canadian line of credit of Cdn $20,000 (U.S. $18,679). As of September 30, 2009, $nil (2008 - $134) of this facility was utilized, and there were no amounts committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios. At September 30, 2009, the interest rate on this facility was 6.50%, calculated as Canadian prime plus a premium of 4.25%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of the Company’s Canadian business as defined in the Credit Agreement. At September 30, 2009, the borrowing base supported draws to the maximum line of credit.

(b) U.S. Line of Credit Facility:

The Company has a U.S. line of credit of $60,000. As at September 30, 2009, $38,240 (2008 - $28,377) of this facility was utilized, including $984 (2008 - $33) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios. At September 30, 2009, the weighted average interest rate on this facility was 6.00%, based on U.S. prime rate plus a premium of 5.75%. The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories of the Company’s U.S. business as defined in the Credit Agreement. At September 30, 2009, the borrowing base supported draws to the maximum line of credit.

The above line of credit facilities and long-term loans (note 8) are collateralized by a first priority security against substantially all of the Company’s assets in both Canada and the United States, excluding the assets of Opta Minerals, SunOpta BioProcess and TOC.

The Company has certain financial covenants that are calculated quarterly. See note 8 for a discussion of the Company’s compliance with respect to these covenants.

(c) Opta Minerals Canadian Line of Credit Facility:

Opta Minerals has a line of credit facility of Cdn $15,000 (U.S. - $14,010). At September 30, 2009, Cdn $6,947 (U.S. - $6,488) (2008 – Cdn $10,569 (U.S. - $8,677)) of this facility has been utilized, including letters of credit in the amount of $971 (2008 - $880). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including prime, U.S. dollar base rate, bankers’ acceptances or LIBOR plus a margin based on certain financial ratios of the Company. At September 30, 2009, the weighted average interest rate on this facility was 8.9% (2008 – 5.25%).

Opta Minerals’ line of credit facility, along with its unused portion of the revolving acquisition facility (note 8), is subject to annual extensions. On July 30, 2009 the Company and its lenders negotiated certain amendments to its banking facilities (note 8). The amendments include an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company, as well as amendments to certain financial covenant thresholds.

SUNOPTA INC.	19	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.	Bank indebtedness continued

(d) TOC Line of Credit Facilities:

TOC has a line of credit facility of €30,000 (U.S. - $43,899). At September 30, 2009 €13,818 (U.S. - $20,219) (2008 - €22,904 (US - $31,953) of this facility had been utilized, including letters of credit in the amount of €2,548 (U.S. $3,728) (2008 - €763 (U.S. $1,064)). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. LIBOR and Euro LIBOR plus a premium of 1.85%. At September 30, 2009, the weighted average interest rate on this facility was 2.29%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of TOC and its subsidiaries. At September 30, 2009, the borrowing base securing this facility supported draws to €19,218 (U.S. - $28,122) (2008 - €23,111 (U.S. - $32,242)).

8.	Long-term debt

	September 30, 2009	December 31, 2008
	$	$

Syndicated Lending Agreement:
Term loan facility (a)	45,000	45,000
Non-revolving acquisition facility (b)	5,400	6,300
Acquisition facility (c)	12,675	15,600

Other Long-Term Debt:
Opta Minerals term loan facility (d)	8,714	8,980
Opta Minerals revolving acquisition facility (e)	12,629	11,835
Subordinated debt to former shareholders of TOC (f)	5,195	4,643
Promissory notes (g)	16,819	18,722
Term loan payables (h)	159	273
Capital lease obligations (i)	159	174
	106,750	111,527
Less: Current portion	26,544	12,174
	80,206	99,353

On April 30, 2009, the Company negotiated certain amendments to its syndicated banking facilities. The amendments included a permanent waiver to certain financial covenants at March 31, 2009, amended covenants for June 30, 2009, September 30, 2009 and December 31, 2009, the cancellation of the revolving portion of the Revolving Acquisition Facility, as well as an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company.

On July 30, 2009, Opta Minerals and its lenders negotiated certain amendments to its banking facilities. The amendments included adjustments to certain financial covenant thresholds, a reduction in the maximum availability under the revolving acquisition facility (note 8(e)) to Cdn $14,043 (U.S. - $13,116), and an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company.

SUNOPTA INC.	20	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.	Long-term debt continued

On October 30, 2009, the Company completed the conversion of its syndicated credit facilities to an Asset-Based Lending (“ABL”) arrangement. The ABL arrangement changes the Company’s credit facilities such that credit limits in both the Canadian and U.S. line of credit facilities (note 7(a) and 7(b)) are based on a borrowing base supported by the accounts receivable and inventories of the Company, determined on a monthly basis. In addition, the non-revolving and acquisition facilities were eliminated, and the existing balances refinanced using the U.S. line of credit facility (note 7(b)). The conversion decreases the interest rate premium charged on outstanding balances which are based on new financial ratios.

Details of the Company’s long-term debt are as follows:

(a) Term loan facility:

The term loan facility balance at September 30, 2009 was $45,000 (2008 - $45,000). The entire loan principal is due December 20, 2010 and, at that time, is renewable at the option of the lenders and the Company. Interest on the term loan facility is payable at a fixed rate of 6.44% plus a margin of up to 460 basis points based on certain financial ratios of the Company. As at September 30, 2009, the interest rate was 10.74% (2008 – 8.94%). The fair value of the term loan facility at September 30, 2009 approximates the book value of $45,000.

(b) Non-revolving acquisition facility:

The non-revolving acquisition facility balance at September 30, 2009 was $5,400 (2008 - $6,300). Minimum quarterly repayment amounts are $300, with any remaining outstanding principal balance due in May 2010. At September 30, 2009, the interest rate on this facility was 6.00%, calculated as U.S. prime rate plus a premium of 5.75% (2008 – 4.25%). On October 30, 2009, the Company entered into a new ABL arrangement and the non-revolving acquisition facility was refinanced using the U.S. line of credit facility (note 7).

(c) Acquisition facility:

The acquisition facility balance at September 30, 2009 was $12,675 (2008 - $15,600). Principal quarterly repayments are $975 with any remaining principal balance due in May 2010. At September 30, 2009, the interest rate on this facility was 6.00% (2008 – 8.96%), calculated as U.S. prime rate plus a premium of 5.75% (2008 – 4.25%). On October 30, 2009, the Company entered into a new ABL arrangement and the acquisition facility was refinanced using the U.S. line of credit facility (note 7).

The above term loan facility, non-revolving acquisition facility, acquisition facility and the U.S. line of credit facility (note 7), are collateralized by a first priority security against substantially all of the Company’s assets in Canada, the United States and Mexico, excluding the assets of Opta Minerals, SunOpta BioProcess and TOC.

(d) Opta Minerals Term Loan Facility:

The term loan facility has a maximum available borrowing amount of Cdn $12,500 (U.S. - $11,675). This facility matures on July 30, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of Cdn $312 (U.S. - $291). The outstanding balance on the term loan facility at September 30, 2009 was Cdn $9,330 (U.S. – $8,714) (2008 – Cdn $10,938 (U.S. - $8,980)). At September 30, 2009, the weighted average interest rate on this facility was 8.7% (2008 – 5.11%).

SUNOPTA INC.	21	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.	Long-term debt continued

(e) Opta Minerals Revolving Acquisition Facility:

At September 30, 2009 the revolving acquisition facility has a maximum available borrowing amount of Cdn $14,043 (U.S. - $13,116) to finance future acquisitions and capital expenditures and has quarterly principal repayments of Cdn $295 (U.S. - $276). Principal is payable quarterly equal to 1/40 of the drawdown amount. Any remaining outstanding principal under this facility is due upon maturity. The outstanding balance on the revolving acquisition facility at September 30, 2009 was Cdn $13,522 (U.S. - $12,629) (2008 – Cdn $14,415 (U.S. - $11,835)). At September 30, 2009, the weighted average interest rate on this facility was 7.5% (2008 – 4.75%).

The credit facilities described above are collateralized by a first priority security against substantially all of the Opta Minerals assets in both Canada and the United States.

Opta Minerals entered into a cash flow hedge in 2007. The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (U.S. - $16,064) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The estimated fair value of the interest rate swap at September 30, 2009 was a loss of $1,503 (December 31, 2008 – loss of $1,984). The incremental gain in fair value of $334 (net of taxes of $147) has been recorded in other comprehensive income for the nine month period ended September 30, 2009. The fair value of this liability is included in long-term liabilities on the consolidated balance sheets.

(f) Subordinated debt to former shareholders of TOC:

In conjunction with the acquisition of TOC on April 2, 2008, its former shareholders provided a subordinated loan to TOC in the amount of €3,000 (U.S. - $4,390). The loan bears interest at 7% and is payable to the former shareholders on a semi-annual basis. The subordinated loan, as well as €453 (U.S. - $663) previously loaned to TOC, is repayable in full on October 31, 2010. Additionally, a related party to the former shareholders holds a demand loan with TOC in the amount of €500 (U.S. - $732) which bears interest at 7.0% payable on a quarterly basis. As a result of TOC’s opening balance sheet not meeting pre-determined working capital targets, €403 (U.S. - $590) of this subordinated loan will not be paid. Other notes issued to former shareholders are unsecured.

(g) Promissory Notes:

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions. As consideration in the acquisition of TOC, the Company issued a total of €9,000 (U.S. - $13,170) in promissory notes, which are secured by a pledge of the common shares of TOC. Of the €9,000 (U.S. - $13,170) issued, €1,000 (U.S. - $1,463) bears an interest rate of 7.0%. The Company and the former TOC shareholders signed an amendment to the purchase and sale agreement extending the repayment date for the €8,000 (U.S. - $11,706) of promissory notes to October 31, 2010. In addition, $3,649 remains owing to various former shareholders at a weighted average interest rate of 5.5%. Of the $16,819 in total promissory notes, $4,868 are due in the next 12 months, with the remaining balances due in varying installments through 2012.

(h) Term Loans Payable:

Term loans payable bear a weighted average interest rate of 5.1% (2008 – 4.7%) due in varying installments through 2013 with principal payments of $117 due in the next 12 months.

SUNOPTA INC.	22	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.	Long-term debt continued

(i) Capital Lease Obligations:

Capital lease obligations due in monthly payments, with a weighted average interest rate of 6.9% (2008 – 7.0%).

The long-term debt and capital leases described above have required repayment terms in the next five years ending September 30 as follows:

2010	26,544
2011	63,986
2012	2,921
2013	2,705
2014	2,692
Thereafter	7,902
106,750

As part of its syndicated lending agreements, the Company is required to maintain compliance with certain financial covenants. At September 30, 2009, the Company was in compliance with these financial covenants, which relate to the Canadian line of credit facility, the U.S. line of credit facility (notes 7(a) and (b)), as well as the term loan facility, non-revolving acquisition facility and the acquisition facility. Similarly, Opta Minerals is required to maintain compliance with certain financial covenants. At September 30, 2009, Opta Minerals was in compliance with these financial covenants, which relate to the Canadian line of credit facility (note 7(c)), as well as the term loan facility and revolving acquisition facility.

9.	Supplemental cash flow information

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	$	$	$	$

Changes in non-cash working capital:
Accounts receivable	3,801	7,099	(6,059)	(17,694)
Inventories	21,728	27,715	26,649	1,821
Income tax recoverable	580	(550)	(118)	1,233
Prepaid expenses and other current assets	(6)	(4,092)	(1,869)	(2,554)
Accounts payable and accrued liabilities	(12,322)	(14,378)	(7,163)	8,465
Customer and other deposits	(151)	550	(654)	(134)
	13,630	16,344	10,786	(8,863)
Cash paid for:
Interest	2,580	3,427	8,429	9,349
Income taxes	373	(111)	658	1,267

SUNOPTA INC.	23	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
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

On September 24, 2009 the Company announced that it entered into a tentative agreement to settle all claims raised in these proposed class action proceedings. In return for the dismissal of the class actions and releases from proposed class members of settled claims against the Company and other named defendants, the settlement agreement provides for a total cash contribution of $11,250 to a settlement fund, the adoption of certain governance enhancements to the Company’s Audit Committee charter and Internal Audit Charter and the adoption of an enhanced information technology conversion policy. The settlement fund will be entirely funded by the Company’s insurers. The settlement is conditional upon the Courts’ approval and subject to SunOpta’s option to terminate it in the event of valid opt-outs by proposed class members that exceed a pre-agreed threshold. In the event a settlement is not approved by the courts or SunOpta elects to terminate it, the settlement agreement will be void and management’s intention is to vigorously defend these actions. Given the current status of the class actions it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

SUNOPTA INC.	24	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.	Commitments and contingencies continued

(b) Formal investigation by the SEC

In 2008 the Company received letters from the SEC requesting additional information in connection with the restatement of the Company’s filings for each of the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007. Additionally, the SEC has conducted interviews with certain current and past employees, current and former members of the Company’s Audit Committee, as well as the Company’s previous external auditors. The Company continues to cooperate with the requests from the SEC in connection with its formal investigation. An enforcement action by the SEC could result in expense in the form of sanctions, fines or other levies. Management cannot conclude whether the prospect of an unfavourable outcome in this matter is probable, or estimate the loss, if any, that might arise from any enforcement action taken against the Company or its officers. Accordingly, no accrual has been made at this time for this contingency.

(c) SunOpta BioProcess lawsuit against Abengoa and Abener arbitration

The Company commenced a suit on January 17, 2008, against Abengoa New Technologies Inc. (“Abengoa”) and a former employee of the Company alleging theft of trade secrets, breach of contract, tortious interference with contract and civil conspiracy, and filed motions for expedited discovery and a preliminary injunction. Abengoa has filed a counterclaim alleging breach of contract, misappropriation of trade secrets and other contractual violations. The United States District Court, Eastern District of Missouri, referred the core claims to arbitration and stayed the other claims pending the outcome of the arbitration. The arbitration was held during the period of July 20 to July 24 and October 19 to October 23 inclusive, in St. Louis before a single arbitrator. The arbitrator will issue a ruling on all claims by no later than February 1, 2010. While management is confident in its position, the outcome of this matter cannot be predicted at this time.

In January 2008, a customer of ours, Abener Energia S.A. (an affiliate of Abengoa), terminated a contract valued at approximately $7,000 for the delivery of equipment and related services, forcing the matter into arbitration under its provisions. In December 2008, the arbitrator rendered his final decision partially allowing Abener’s claim and awarded Abener approximately € 1,329 (U.S. - $1,945) in damages. Abener’s Canadian counsel brought an application in Ontario for the enforcement of the award and a decision was rendered in support of the enforcement of the award. The Company has appealed the ruling. The amount awarded to Abener has been accrued for on the consolidated balance sheets.

(d) Vargas Class Action

In September 2008, a single plaintiff and a former employee, Abelardo Vargas, filed a wage and hour dispute, against SunOpta Fruit Group, Inc., as a class action alleging various violations of California’s labour laws. On July 16, 2009, the parties attended a mediation in San Francisco, and no settlement was reached. A second mediation date is scheduled for January 15, 2010. Management intends to vigorously defend this action, unless a settlement can be reached to minimize the ongoing costs of litigation. Management cannot conclude whether the prospect of an unfavourable outcome in this matter is probable, or estimate the loss, if any, that might arise from any enforcement action taken against the Company or its officers. Accordingly, no accrual has been made at this time for this contingency.

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

SUNOPTA INC.	25	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.	Segmented information

The Company operates in three industries divided into eight operating segments:

(a) SunOpta Food Group (Food Group) sources, processes, packages, markets and distributes a wide range of natural, organic, kosher and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic foods and natural health products. There are five segments in the Food Group:

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

iii)

SunOpta Fruit Group (Fruit Group) consists of berry processing and fruit base operations that process natural and organic frozen strawberries, peaches, mangos and other fruits and vegetables into bulk, ingredients and packaged formats for the food service, private label retail and industrial ingredient markets. The Fruit Group also includes the Healthy Fruit Snacks operations which produce natural and organic apple-based fruit snacks;

iv)

SunOpta International Sourcing and Trading Group (IST) – sources raw material ingredients, as well as trades organic commodities. In addition, IST provides natural and organic food solutions to major global food manufacturers, distributors and supermarket chains with a variety of industrial and private label retail products; and

v)

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

(c) SunOpta BioProcess provides a wide range of research and development and engineering services and owns a number of patents on its proprietary steam explosion technology. It designs and subcontracts the manufacture of these systems, which are used for processing biomass for use in the biofuel, paper and food industries.

(d) Corporate Services Group provides a variety of management, financial, information technology, treasury and administrative services to the operating segments from the head office in Ontario, Canada, and information and shared services offices in Minnesota, U.S.A.

The Company’s assets, operations and employees are principally located in Canada, the United States, Mexico, Europe, China and Africa. Revenues are allocated to the United States, Canada and Europe and other external markets based on the location of the customer. Other income, net, goodwill impairment, interest expense, net, and provision for (recovery of) income taxes are not allocated to the segments.

SUNOPTA INC.	26	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.	Segmented information continued

	Three months ended September 30, 2009
	Food Group	Opta Minerals	SunOpta BioProcess	Corporate Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	137,158	10,321	-	-	147,479
Canada	62,795	3,797	-	-	66,592
Europe and other	37,114	2,627	-	-	39,741
Total revenues from external customers	237,067	16,745	-	-	253,812

Segment earnings (loss) before the following	5,957	1,290	(874)	(1,045)	5,328

Other income, net					(271)
Goodwill impairment					8,341
Interest expense, net					3,925
Provision for income taxes					197
Loss for the period					(6,864)

The Food Group has the following segmented reporting:

	Three months ended September 30, 2009
	Grains and Foods Group	Ingredients Group	Fruit Group	IST	Distribution Group	Food Group
	$	$	$	$	$	$
External revenues by market:
United States	69,124	14,217	34,789	17,606	1,422	137,158
Canada	2,642	2,016	947	918	56,272	62,795
Europe and other	14,524	1,152	134	20,987	317	37,114
Total revenues from external customers	86,290	17,385	35,870	39,511	58,011	237,067

Segment earnings (loss)	5,257	2,859	(1,745)	374	(788)	5,957

The goodwill impairment charge of $8,341 relates to the Opta Minerals segment (note 4).

SUNOPTA INC.	27	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.	Segmented information continued

	Three months ended September 30, 2008
	Food Group	Opta Minerals	SunOpta BioProcess	Corporate Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	148,446	19,545	45	-	168,036
Canada	67,443	4,472	429	-	72,344
Europe and other	41,944	5,423	-	-	47,367
Total revenues from external customers	257,833	29,440	474	-	287,747

Segment earnings (loss) before the following	5,598	2,536	(1,541)	2,841	9,434

Interest expense, net					3,983
Provision for income taxes					1,043
Earnings for the period					4,408

The Food Group has the following segmented reporting:

	Three months ended September 30, 2008
	Grains and Foods Group	Ingredients Group	Fruit Group	IST	Distribution Group	Food Group
	$	$	$	$	$	$
External revenues by market:
United States	80,164	13,856	37,481	16,565	380	148,446
Canada	1,217	1,632	1,353	957	62,284	67,443
Europe and other	6,812	1,065	449	33,589	29	41,944
Total revenues from external customers	88,193	16,553	39,283	51,111	62,693	257,833

Segment earnings (loss)	3,171	700	(1,047)	1,153	1,621	5,598

SUNOPTA INC.	28	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.	Segmented information continued

	Nine months ended September 30, 2009
	Food Group	Opta Minerals	SunOpta BioProcess	Corporate Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	360,448	29,143	102	-	389,693
Canada	191,551	9,965	-	-	201,516
Europe and other	145,670	6,702	30	-	152,402
Total revenues from external customers	697,669	45,810	132	-	743,611

Segment earnings (loss) before the following	16,497	429	(2,468)	(3,532)	10,926

Other income, net					(348)
Goodwill impairment					8,341
Interest expense, net					10,266
Recovery of income taxes					(36)
Loss for the period					(7,297)

The Food Group has the following segmented reporting:

	Nine months ended September 30, 2009
	Grains and Foods Group	Ingredients Group	Fruit Group	IST	Distribution Group	Food Group
	$	$	$	$	$	$
External revenues by market:
United States	167,888	38,428	106,294	45,954	1,884	360,448
Canada	8,589	5,608	3,800	2,868	170,686	191,551
Europe and other	73,869	3,102	3,237	64,982	480	145,670
Total revenues from external customers	250,346	47,138	113,331	113,804	173,050	697,669

Segment earnings (loss)	14,405	5,571	(2,279)	(789)	(411)	16,497

The goodwill impairment charge of $8,341 relates to the Opta Minerals segment (note 4).

SUNOPTA INC.	29	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.	Segmented information continued

	Nine months ended September 30, 2008
	Food Group	Opta Minerals	SunOpta BioProcess	Corporate Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	410,517	51,149	648	-	462,314
Canada	221,169	14,776	429	-	236,374
Europe and other	101,315	10,133	-	-	111,448
Total revenues from external customers	733,001	76,058	1,077	-	810,136

Segment earnings (loss) before the following	20,877	7,891	(3,181)	(5,264)	20,323

Interest expense, net					10,484
Provision for income taxes					2,165
Earnings for the period					7,674

The Food Group has the following segmented reporting:

	Nine months ended September 30, 2008
	Grains and Foods Group	Ingredients Group	Fruit Group	IST	Distribution Group	Food Group
	$	$	$	$	$	$
External revenues by market:
United States	208,347	42,745	112,319	46,299	807	410,517
Canada	10,054	4,605	4,137	2,200	200,173	221,169
Europe and other	28,834	2,977	1,456	67,912	136	101,315
Total revenues from external customers	247,235	50,327	117,912	116,411	201,116	733,001

Segment earnings (loss)	14,265	2,304	(7,021)	3,038	8,291	20,877

12.	Cash and cash equivalents

Included in cash and cash equivalents is $19,362 (2008 - $22,077) of cash relating to SunOpta BioProcess that was raised as a result of a preferred share issuance in 2007. These funds are specific to SunOpta BioProcess and can only be used by SunOpta BioProcess, which intends to use these funds for the continued development of biomass conversion technologies and to build and operate commercial-scale facilities for the conversion of cellulosic biomass to ethanol. Also included in cash and cash equivalents are funds of $1,161 (2008 - $1,377) that are specific to Opta Minerals.

These funds of $20,523 (2008 - $23,454) are consolidated for financial statement reporting purposes due to the Company’s ownership; however, these funds cannot be utilized by the Company for general corporate purposes and are maintained in separate bank accounts of the legal entities.

SUNOPTA INC.	30	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

13.	Derivative financial instruments and fair value measurement

Effective January 1, 2008, the Company adopted the provisions of ASC 820-10-55 (formerly FASB FSP 157-2/SFAS 157, “Effective Date of FASB Statement No. 157”) applicable to financial assets and liabilities and to certain non-financial assets and liabilities that are measured at fair value on a recurring basis. Additionally, the Company applies the provisions of this standard to financial and non-financial assets and liabilities. This standard defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. In addition, this standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

This standard also provides a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions with respect to how market participants would price an asset or liability. These two inputs used to measure fair value fall into the following three different levels of the fair value hierarchy:

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

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value as of September 30, 2009:

		Fair Value
		Asset (Liability)	Level 1	Level 2
		$	$	$
(a)	Commodity futures and forward contracts
	Unrealized short-term derivative gain	2,855	977	1,878
	Unrealized long-term derivative gain	35	-	35
	Unrealized short-term derivative loss	(2,920)	-	(2,920)
	Unrealized long-term derivative loss	(241)	-	(241)
(b)	Inventories carried at market	4,394	-	4,394
(c)	Unrealized loss on interest rate swap	(1,503)	-	(1,503)
(d)	Forward foreign currency contracts	330	-	330

(a)

On the condensed consolidated balance sheet, unrealized short-term derivative gain is included in prepaid expenses and other current assets, unrealized long-term derivative gain is included in other assets, unrealized short-term derivative loss is included in other current liabilities and unrealized long-term derivative loss is included in long-term liabilities.

(b)	Inventories carried at market are included in inventories on the condensed consolidated balance sheet.
(c)	The interest rate swap is included in long-term liabilities on the condensed consolidated balance sheet.
(d)	The forward foreign currency contracts are included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

SUNOPTA INC.	31	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains. These derivative instruments are not designated as hedging instruments. A loss of $543 for the three month period ended September 30, 2009 and a gain of $1,607 for the nine month period ended September 30, 2009 has been recorded in cost of goods sold on the condensed consolidated statements of operations related to changes in the fair value of these derivatives.

At September 30, 2009, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows:

		Number of bushels
(in 000’s of bushels)		Purchase (Sale)
	Corn	Soybeans
Forward commodity purchase contracts	1,691	1,585
Forward commodity sale contracts	(600)	(482)
Commodity futures contracts	(1,180)	(1,515)

(b) Inventories carried at market
Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT, adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the condensed consolidated statements of operations. At September 30, 2009, the Company had 164 and 360 bushels of commodity corn and soybeans, respectively, in inventories carried at market.

(c) Interest rate swap
Opta Minerals entered into an interest rate swap to minimize its exposure to interest rate risk. A notional amount of Cdn $17,200 (U.S. - $16,064) of floating rate debt was effectively converted to fixed rate debt at a rate of 5.25% for the period August 2008 to August 2012. At each period end, management calculates the mark-to-market fair value using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current mark-to-market position. The mark-to-market gain or loss is placed in level 2 of the fair value hierarchy. The interest rate swap is designated as a cash flow hedge for accounting purposes, and accordingly, gains and losses on changes in the fair value of the interest rate swap are included in other comprehensive income on the condensed consolidated statements of operations. A gain of $14 (net of income taxes of $9) for the three month period ended September 30, 2009 and a gain of $334 (net of income taxes of $147) for the nine month period ended September 30, 2009 has been recorded in other comprehensive income due to the change in fair value for this derivative.

SUNOPTA INC.	32	September 30, 2009 10-Q

SunOpta Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

13.	Derivative Financial Instruments and Fair Value Measurement continued

(d) Foreign forward currency contracts
As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as there are quoted prices in active markets to observe the fair value determination. These forward foreign exchange contracts represent economic hedges and are not designated as hedging instruments. At September 30, 2009 the Company had open forward foreign exchange contracts with a notional value of €10,747 that resulted in an unrealized gain of $330 which is included in foreign exchange loss (gain) on the condensed consolidated statements of operations for the nine months ended September 30, 2009.

14.	Selling, general and administrative expenses

Included in selling, general and administrative expense (SG&A) for the three month period ended September 30, 2008 is a recovery of $1,812 representing the reversal of the previously recorded severance charge relating to the termination of the Company’s Chief Executive Officer and Chief Financial Officer. On November 5, 2008, the Company’s Corporate Governance Committee and Board of Directors reconsidered and then approved the reversal of the decision to terminate employment, which was originally established at June 30, 2008. Also included in SG&A expenses is $1,083 (2008 - $2,227) in the three months ended September 30, 2009 and $3,543 (2008 - $8,291) in the nine months ended September 30, 2009 of professional fees related to the 2007 financial restatement, severance and legal costs within the SunOpta BioProcess Group.

SUNOPTA INC.	33	September 30, 2009 10-Q

PART I - FINANCIAL INFORMATION

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments During the Third Quarter of 2009

During the quarter, the Company announced that it has entered into a tentative agreement to settle all claims raised in the proposed class action proceedings arising from the Company’s restatement of interim financial results for the first three quarters of 2007. In return for the dismissal of the class actions and releases from proposed class action members of settled claims against the Company and the other named defendants, the settlement agreement provides for a total cash contribution of US $11,250,000 to a settlement fund. The settlement fund will be entirely funded by the Company’s insurer. The settlement is conditional upon the courts approval and SunOpta’s option to terminate in the event of opt-outs by proposed class action members that exceed a pre-agreed threshold. See Part II, Item I “Legal Proceedings” for more information about the class action lawsuits and the proposed settlement agreement.

We have implemented a number of cost-saving measures as a result of general economic conditions. Beginning in the fourth quarter of 2008 and continuing to the end of September 2009, we have reduced employment by 66 salaried positions and 170 hourly workers. We temporarily closed our Rosarito, Mexico fruit processing facility, negotiated a sub-lease for our Salinas, California facility, permanently closed a sales office within the Fruit Group operations in South Carolina and an IST sales office in Austria, closed a soy concentrate processing facility and an ingredients drying operation. Opta Minerals also executed a number of cost rationalization programs which included the sale of certain facilities, and termination of certain lease obligations. We intend to maintain 2009 salaries at 2008 levels and continue to explore additional measures to improve our ability to adapt during the economic downturn.

On October 30, 2009, the Company completed the conversion of its syndicated credit facilities to an Asset-Based Lending (“ABL”) arrangement. The ABL arrangement changes the Company’s credit facilities such that credit limits in both the Canadian and U.S. line of credit facilities are based on a borrowing base supported by the accounts receivable and inventories of the Company, determined on a monthly basis. In addition, the non-revolving and acquisition facilities were eliminated, and the existing balances refinanced using the U.S. line of credit facility. The conversion also decreases the interest rate premium charged on outstanding balances which are based on new financial ratios. Under the new ABL arrangement, the term of the syndicated credit facilities were extended to October 30, 2012.

SUNOPTA INC.	34	September 30, 2009 10-Q

Operations for the Three Months ended September 30, 2009 Compared With the Three Months Ended September 30, 2008

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

Consolidated

	September 30,	September 30,
	2009	2008	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	237,067,000	257,833,000	(20,766,000)	(8.1%	)
Opta Minerals	16,745,000	29,440,000	(12,695,000)	(43.1%	)
SunOpta BioProcess	-	474,000	(474,000)	(100.0%	)
Total Revenue	253,812,000	287,747,000	(33,935,000)	(11.8%	)

Operating Income[1]
SunOpta Food Group	5,957,000	5,598,000	359,000	6.4%
Opta Minerals	1,290,000	2,536,000	(1,246,000)	(49.1%	)
SunOpta Bio Process	(874,000)	(1,541,000)	667,000	43.3%
Corporate Services	(1,045,000)	2,841,000	(3,886,000)	(136.8%	)
Total Operating Income	5,328,000	9,434,000	(4,106,000)	(43.5%	)

Goodwill impairment	8,341,000	-	8,341,000	-
Other income	(271,000)	-	(271,000)	-
Interest Expense	3,925,000	3,983,000	(58,000)	(1.5%	)
(Recovery of) provision for income tax	197,000	1,043,000	(846,000)	(81.1%	)
(Loss) earnings for the period	(6,864,000)	4,408,000	(11,272,000)	(255.7%	)
Earnings (loss) for the period attributable to non-controlling interests	(2,192,000)	504,000	(2,696,000)	(534.9%	)
(Loss) earnings for the period attributable to SunOpta Inc.	(4,672,000)	3,904,000	(8,576,000)	(219.7%	)

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

Revenues for the quarter ended September 30, 2009 decreased by 11.8% to $253,812,000. Revenues in the SunOpta Food Group decreased by $20,766,000 mainly due to the impact of a weaker Euro and Canadian dollar when translating to U.S. currency and lower commodity costs compared to the third quarter of 2008. Excluding the negative impact of currency translation and reduced commodity costs, revenues in the Food Group for the three months ended September 30, 2009 decreased approximately 4.0% when compared to the same period in 2008.

Revenues at Opta Minerals decreased by $12,695,000 due to lower customer demand for steel, foundry and abrasive products. Revenues in SunOpta BioProcess decreased $474,000 versus 2008 as during the previous year the business was completing an equipment supply contract for the production of cellulosic ethanol with a customer in the United States.

Gross margins decreased $3,106,000, or 7.5%, in the three months ended September 30, 2009 to $38,202,000 from $41,308,000 in the same period in 2008. As a percentage of revenues, the consolidated gross margin rate increased 0.7% to 15.1%. Gross margin was affected by lower volumes due to a decline in steel and foundry markets which impacted Opta Minerals in the third quarter of 2009 over prior year of $2,192,000 and the SunOpta Food Group of $1,506,000 driven by increases in margins in the SunOpta Grains and Foods and SunOpta Ingredients Groups offset by declines in margins in the SunOpta Fruit, SunOpta International Sourcing and Trading and SunOpta Distribution Groups.

SUNOPTA INC.	35	September 30, 2009 10-Q

Warehouse and Distribution (W&D) costs for the third quarter of 2009 were $4,736,000, a decrease of $552,000 compared to the same period in 2008. The decrease is mainly attributed to lower variable costs and the impact of a weaker Canadian dollar on the SunOpta Distribution Group's costs. These costs are solely related to the Distribution Group as W&D costs for other groups are considered part of Cost of Goods Sold. W&D costs as a percentage of Distribution Group revenues remained comparable at 8.2% in 2009 versus 8.4% in 2008. For further details see the Distribution Group analysis included within.

SG&A including intangible asset amortization decreased $1,930,000 to $29,001,000 for the quarter ended September 30, 2009 compared to the same period in 2008. The weaker Canadian dollar in the third quarter of 2009 versus 2008 led to a $701,000 decrease in SG&A on Canadian and Euro borne costs, while legal and other expenses related to SunOpta BioProcess as well as the internal investigation and class action lawsuits were lower by $1,059,000. Severance costs associated with headcount reductions and closing costs related to the rationalization of various plants, and the reversal of severance accruals related to the transition of certain members of senior management in the third quarter of 2008 increased SG&A by $1,727,000. Marketing, listing fees and other costs associated with the re-launch of certain branded health products increased 2009 SG&A by $904,000. The remaining SG&A decrease in 2009 of $2,882,000 is due to overall cost saving initiatives throughout the Company. SG&A as a percentage of sales was 10.8% in 2009 compared to 10.2% in 2008. The rate difference is primarily due to the reduction in revenue versus 2008.

Foreign exchange gains were $863,000 in the three months ended September 30, 2009 as compared to $4,345,000 in the comparable period in 2008. The decrease is mainly due to less favourable movements in the Canadian dollar and the Euro compared to the U.S. dollar.

Operating income decreased by $4,106,000, or 43.5% to $5,328,000 compared to the three months ended September 30, 2008 due to the factors noted above. Further details on revenue, gross margins and operating income are provided herein by operating group.

During the third quarter of 2009, Opta Minerals determined that the carrying value of certain goodwill in its mill and foundry and abrasive products reporting units exceeded its fair value. As a result, a non-cash impairment charge of $8,341,000 was recorded.

Other income of $271,000 in the third quarter of 2009 is primarily related to the elimination of certain long-term payables in Opta Minerals, offset by a loss due to an impairment charge recorded against certain long-lived assets in the SunOpta Grains and Foods and SunOpta Ingredients Groups.

Interest expense was $3,925,000 in the third quarter of 2009 compared to $3,983,000 in 2008. A decline in LIBOR rates in addition to lower average borrowing levels resulted in the marginal decrease.

Income tax expense for the third quarter of 2009 was $197,000 compared to income tax expense of $1,043,000 in 2008. The expected annual effective income tax rate for 2009 is between 34% and 36%.

Loss attributable to non-controlling interest for the third quarter of 2009 was $2,192,000 compared to income attributable to non-controlling interests of $504,000 in the third quarter of 2008. The increase in loss attributable to non-controlling interests is due to higher losses generated by Opta Minerals in the quarter, mainly due to the goodwill impairment. The Company owned approximately 66.5% of Opta Minerals as of September 30, 2009.

Net loss for the quarter was $4,672,000 as compared to net income of $3,904,000 in 2008, a difference of $8,576,000. Basic and diluted loss per share was $0.07 for the three months ended September 30, 2009 compared to earnings per share of $0.06 for the same period in 2008.

SUNOPTA INC.	36	September 30, 2009 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Food Group:
For the three month period ended

	September 30,	September 30,
	2009	2008	Change	Change
	$	$	$	%
Revenue
SunOpta Grains and Foods	86,290,000	88,193,000	(1,903,000)	(2.2%	)
SunOpta Ingredients	17,385,000	16,553,000	832,000	5.0%
SunOpta Fruit Group	35,870,000	39,283,000	(3,413,000)	(8.7%	)
SunOpta International Sourcing and Trading	39,511,000	51,111,000	(11,600,000)	(22.7%	)
SunOpta Distribution	58,011,000	62,693,000	(4,682,000)	(7.5%	)
Food Group Revenue	237,067,000	257,833,000	(20,766,000)	(8.1%	)

Operating Income[1]
SunOpta Grains and Foods	5,257,000	3,171,000	2,086,000	65.8%
SunOpta Ingredients	2,859,000	700,000	2,159,000	308.4%
SunOpta Fruit Group	(1,745,000)	(1,047,000)	(698,000)	(66.7%	)
SunOpta International Sourcing and Trading	374,000	1,153,000	(779,000)	(67.6%	)
SunOpta Distribution	(788,000)	1,621,000	(2,409,000)	(148.6%	)
Food Group Operating Income	5,957,000	5,598,000	359,000	6.4%
SunOpta Food Group Segment Margin %	2.5%	2.2%

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

The SunOpta Food Group contributed $237,067,000, or 93.4% of consolidated revenue in the third quarter of 2009, compared to $257,833,000, or 89.6%, of consolidated revenues in the comparable period in 2008, a decrease of $20,766,000 or 8.1%. The third quarter of 2009 contains no acquisition growth over the same quarter in 2008. The internal revenue decline includes unfavourable movements related to foreign exchange and commodity costs. Excluding the negative impact of currency translation and reduced commodity costs, revenues in the SunOpta Food Group for the three months ended September 30, 2009 decreased approximately 4.0% compared to the same period in 2008. The SunOpta Grains and Foods Group realized $1,903,000 in lower revenues in the third quarter of 2009 due to lower commodity prices related to non-GMO and organic foods. The SunOpta Fruit Group experienced a $3,413,000 decline in revenues due to decreased demand for industrial and retail product offerings. The SunOpta International Sourcing and Trading Group and the SunOpta Distribution Group had revenue declines of $11,600,000 and $4,682,000 respectively, primarily due to lower commodity prices and the impact of a weaker Euro and Canadian dollar when translating to U.S. currency. These Food Group revenue declines were slightly offset by increased revenue in the SunOpta Ingredients Group of $832,000 due to higher volumes of oat and soy fiber.

Gross profit in the Food Group decreased $1,506,000 in the third quarter of 2009 to $34,005,000, or 14.3% of revenues, compared to $35,511,000, or 13.8% of revenues in the third quarter of 2009. The SunOpta Grains and Foods Group contributed $2,591,000 higher gross margin due to increased volumes of soymilk and aseptic packaged beverages. Lower raw material, chemical and utility costs in fiber manufacturing in the SunOpta Ingredients Group led to $2,117,000 in improved margins. These positive margins were offset by volume declines and rationalization charges recorded in an effort to streamline product offerings and operations in the SunOpta Fruit Group which negatively impacted gross margin by $1,849,000 compared to the third quarter of 2008. Margins in the SunOpta Distribution declined $3,290,000 due to costs related to the re-launch of certain branded health products, increased spoilage of grocery products and the impact of a weakened Canadian dollar on translation to U.S. currency. Lower demand for organic ingredients, a shift in sales mix to lower margin product, and a weaker Euro relative to the U.S. dollar contributed to a $1,075,000 decrease in gross margin in the SunOpta International Sourcing and Trading Group.

SUNOPTA INC.	37	September 30, 2009 10-Q

The gross profit rate increased 0.5% in the third quarter of 2009 to 14.3% of revenues. Favourably impacting the margin rate were lower raw material and input costs in the SunOpta Ingredients Group, improved pricing and ownership positions of certain grain products and an insurance recovery in the SunOpta Grains and Foods Group. Offsetting these margin improvements were rationalization efforts in the SunOpta Fruit Group, discounts and rework costs related to the brand re-launch in the SunOpta Distribution Group and increased sourcing costs at the SunOpta International Sourcing and Trading Group.

Segment operating income in the SunOpta Food Group increased by 6.4% to $5,957,000 in the three months ended September, 2009 from $5,598,000 in the comparable period in 2008. This growth was driven by improved operating margins at the SunOpta Grains and Foods Group and the SunOpta Ingredients Group of $2,086,000 and $2,159,000, respectively due to increased volumes and input cost reductions while SG&A costs remained relatively stable in comparison to the same period in 2008. These operating income improvements were offset by a $2,409,000 decrease in the SunOpta Distribution Group primarily due to costs related to the branding initiative in our Natural Health Product operations, and $779,000 and $698,000 decreases at the SunOpta International Sourcing and Trading and SunOpta Fruit Groups respectively. Details of these movements will be provided in the following sections.

SunOpta Grains and Foods Group
For the three month period

	September 30, 2009	September 30, 2008	Change	Change
	$	$	$	%
Revenue	86,290,000	88,193,000	(1,903,000)	(2.2%	)
Gross Margin	9,890,000	7,299,000	2,591,000	35.5%
Gross Margin %	11.5%	8.3%		3.2%
Segment Operating Income[1]	5,257,000	3,171,000	2,086,000	65.8%
Segment Margin %	6.1%	3.6%		2.5%

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

The SunOpta Grains and Foods Group contributed $86,290,000 in revenues in the third quarter of 2009 compared to $88,193,000 for the same quarter in 2008, a 2.2% decrease. The group realized increases in revenue of $1,830,000 in aseptic and extended shelf life (“ESL”) soy and alternate beverage sales on higher volumes than the prior year, due in part to a full quarter of operations at its Modesto, CA processing facility which opened during the second quarter of 2009. Revenues within the sunflower-based businesses were $4,378,000 higher than last year due to increases in relative values for in-shell sunflower products, offset by lower volumes due to soft demand for bakery kernel products. These increases were more than offset by decreased revenues of $8,111,000 due to lower commodity prices and lower volumes related to our non-GMO organic grains, grains-based food ingredients, organic oils, sweeteners, and dairy products.

Gross margin in the SunOpta Grains and Foods Group increased by $2,591,000 during the third quarter of 2009 compared to the same quarter in 2008, a 35.5% increase. Increased volumes of soymilk and aseptically packed beverages improved margins by $1,267,000 compared to prior year. Favorable pricing and ownership positions in our IP soybean products and other grain products, offset by pricing pressure brought on by a market oversupply in the specialty oil and corn markets produced a net increase in margins of $264,000. Sunflower margins increased by $872,000 compared to the third quarter of 2008 mainly due to the recovery of an insurance settlement of $577,000 from a business interruption claim relating to a fire that occurred in 2008, combined with positive seed quality yields. The remaining gross margin variance of $188,000 relates to favorable pricing on bulk product sales contracts within our roasted grain operations.

Segment operating income increased by $2,086,000, or 65.8%, as a result of gross margin items noted above offset by higher SG&A costs of $379,000 mainly due to increased corporate allocations and increased foreign exchange losses of $126,000 related to forward contracts.

SUNOPTA INC.	38	September 30, 2009 10-Q

Looking forward, our new West coast aseptic packaging facility has expanded our capacity to manufacture aseptic soy and alternate beverages. We also intend to expand our soy base sales internationally via strategic relationships for procurement of product. We also intend to focus our efforts on growing our IP soybean business, expanding revenues from organic ingredients and increasing our participation in the specialty oils markets. Our long-term expectation for this group is to achieve a segment operating margin of 6% to 8% which assumes we are able to secure consistent quantity and quality grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, volume decreases or loss of customers, or our inability to secure quality inputs or achieve our product mix or cost reduction goals could adversely impact our ability to meet these forward-looking expectations.

SunOpta Ingredients Group
For the three month period ended

	September 30, 2009	September 30, 2008	Change	Change
	$	$	$	%
Revenue	17,385,000	16,553,000	832,000	5.0%
Gross Margin	4,689,000	2,572,000	2,117,000	82.3%
Gross Margin %	27.0%	15.5%		11.5%
Segment Operating Income[1]	2,859,000	700,000	2,159,000	308.4%
Segment Margin %	16.4%	4.2%		12.2%

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

The SunOpta Ingredients Group contributed revenues of $17,385,000 in the third quarter of 2009 compared to $16,553,000 in the same period in 2008, a 5.0% increase. The revenue increase is attributable to higher volumes of oat and soy fiber of $1,513,000 and increased sales in brans and starch of $282,000. These variances were offset by decreased volumes in our dairy blending operations of $570,000, and lower sales from contract manufacturing of $178,000 and ingredients systems of $215,000.

Compared to the same quarter in the prior year, gross margin in the Ingredients Group increased by $2,117,000 to $4,689,000 resulting in a gross margin rate increase from 15.5% to 27.0%. The improved margin rate is mainly due to lower raw material, chemical and utility costs and increased fiber volume, pricing and efficiencies at our fiber manufacturing plants, resulting in a $2,057,000 increase in gross margin. There was an additional $60,000 increase in gross margin that was driven by higher sales in brans and starch offset by lower margins in our contract manufacturing.

The increase in segment operating income of $2,159,000 to $2,859,000 for the third quarter of 2009 reflects the gross margin improvement noted above, as well as a decrease in SG&A costs of $42,000. The lower SG&A costs consist primarily of lower marketing, travel and other administrative costs as a result of cost saving initiatives offset by higher bad debt and compensation costs.

Looking forward, we will continue to concentrate on growing the SunOpta Ingredients Group’s fiber portfolio and customer base. Lower input costs combined with the benefit of process improvements and price increases implemented late in 2008 are expected to continue to provide solid margins in our various fiber, ingredient and contract manufacturing solutions. Product innovation and diversification of both soluble and insoluble fiber applications, as well as contract manufacturing where acceptable margins can be realized, continue to be areas of focus. We will also plan to turn attention to product diversification, through a combination of new product introductions, joint ventures, and distribution partnerships. Our long-term objective is to grow the Ingredients Group’s operating income percentage to 12% to 15% of revenues on an ongoing basis through selective pricing strategies, growth of higher margin products, increased capacity utilization and cost reduction programs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs or our inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	39	September 30, 2009 10-Q

SunOpta Fruit Group
For the three month period ended

	September 30, 2009		September 30, 2008		Change	Change
	$		$		$	%
Revenue	35,870,000		39,283,000		(3,413,000)	(8.7%	)
Gross Margin	1,716,000		3,565,000		(1,849,000)	(51.9%	)
Gross Margin %	4.8%		9.1%			(4.3%	)
Segment Operating Income[1]	(1,745,000)		(1,047,000)		(698,000)	(66.7%	)
Segment Margin %	(4.9%	)	(2.7%	)		(2.2%	)

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

The SunOpta Fruit Group contributed revenues of $35,870,000 in the third quarter of 2009 as compared to $39,283,000 in same period of 2008, a decrease of 8.7%, or $3,413,000. New products and growth led to increased volumes and revenues of $4,994,000 in our Fruit Base operations. Offsetting this increase were reduced revenues in our Frozen Foods operations of $7,138,000, mainly due to lower retail sales resulting from a recent market shift as consumers gravitate toward club store venues and away from conventional grocery stores as well as lower sales to certain industrial and food service customers as our product offering is rationalized. Revenues in our Brokerage operations decreased by $717,000 during the third quarter of 2009 as supplies of late season berries have tightened. The Healthy Fruit Snack division experienced $552,000 lower revenues as a result of a general decline in volume and customer mix versus the prior year.

Gross margins in the Fruit Group decreased by $1,849,000 in the third quarter of 2009 to $1,716,000 or 4.8% of revenue, compared to gross margins of $3,565,000 or 9.1% of revenues in the same period in 2008. The rate decrease is primarily due to the rationalization efforts in the Frozen Foods division described below.

Our Fruit Base operations realized $1,376,000 higher gross margin due to increased sales volumes and prices. Gross margins in the Healthy Fruit Snacks operations increased by $1,365,000 due to improved efficiencies in the fruit bar line at our Omak, Washington facility and improved customer and product mix. Gross margins in the Frozen Foods operations decreased by $3,888,000 in the quarter. In an effort to rationalize the operations and its product offerings, the Frozen Foods operation incurred costs of $2,021,000 to rework, dispose, and write-down certain aged products to liquidation values as the product offering is rationalized. Lower volumes in the third quarter of 2009 reduced margins by $2,370,000 compared to the same period in 2008. Offsetting these margin decreases was $503,000 in improved plant efficiencies attributed to improved production planning and lower inventory levels as well as lower freight costs associated with the decline in volumes. The remaining unfavourable variance of $702,000 is due to lower volumes within our brokerage operations.

Segment operating income in the Fruit Group decreased by $698,000 to a loss of $1,745,000 for the third quarter of 2009, compared to a loss of $1,047,000 in the third quarter of 2008. Offsetting the decline in gross margin of $1,849,000 noted above was a reduction in SG&A costs of $1,203,000. The group has implemented numerous cost saving initiatives in 2009, including the closure of an administrative office, resulting in lower compensation, marketing and travel expenses as well as lower professional fees and office expenses of $1,075,000. Corporate Management fees decreased by $128,000 compared to the same period in 2008. The remaining unfavourable variance is due to higher foreign exchange losses of $52,000 relating to the Frozen Foods as well as the Healthy Fruit Snacks operations, which are exposed to Mexican and Canadian currency fluctuations.

Looking forward, we are cautious about market conditions during the remainder of 2009. The Frozen Foods operations has made substantial headway into rationalizing its operations and positioning itself for future growth as a result of a streamlined product portfolio creating a more favourable sales mix and improved plant efficiencies. The Healthy Fruit Snacks and Fruit Base operations remain customer focussed and continue to explore ways to bring new value added product offerings to market, as well as to continue to improve plant efficiencies. Long term we expect 6% to 8% operating margins from the SunOpta Fruit Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences, inefficiencies in our manufacturing processes, or our inability to successfully implement the particular goals and strategies indicated above could have an adverse impact on these forward-looking statements.

SUNOPTA INC.	40	September 30, 2009 10-Q

SunOpta International Sourcing and Trading
For the three month period ended

	September 30, 2009	September 30, 2008	Change	Change
	$	$	$	%
Revenue	39,511,000	51,111,000	(11,600,000)	(22.7%	)
Gross Margin	4,382,000	5,457,000	(1,075,000)	(19.7%	)
Gross Margin %	11.1%	10.7%		0.4%
Segment Operating Income[1]	374,000	1,153,000	(779,000)	(67.6%	)
Segment Margin %	0.9%	2.3%		(1.4%	)

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

The SunOpta International Sourcing and Trading Group contributed revenues of $39,511,000 in the quarter ended September 30, 2009 compared to $51,111,000 in the same period in 2008, a decrease of $11,600,000, or 22.7%. Revenues were unfavourably impacted by a 4.9% decline in the value of the Euro against the U.S. dollar. This led to IST’s TOC sales being translated at a lower rate in 2009 in the amount of $1,294,000. Lower volumes of organic ingredients demand due to the economic downturn, in addition to reduced volumes of organic feed ingredients, cocoa, nuts and conventional seeds combined with substantially reduced commodity prices led to lower revenues at TOC by $9,027,000. Revenues at SunOpta Global Organic Ingredients Inc. (“SGOI”) decreased $1,279,000 due to lower volumes of industrial product sales, offset by increased shipments of private label product due mainly to a large retail organic orange juice contract that began in the first quarter of 2009.

Gross margins in IST decreased $1,075,000 to $4,382,000 in the third quarter of 2009 from $5,457,000 in the same period in 2008 although gross margin rates increased to 11.1% from 10.7% in the prior year. Margins rates within SGOI decreased 5.2% to 8.6% in the third quarter of 2009. A shift in sales mix within our industrial product portfolio, delayed pricing and higher raw material, distribution and storage costs contributed to the lower margin rate. In addition to the rate decline, lower volumes of industrial products contributed to a $813,000 decrease in gross margins in the third quarter of 2009 at SGOI. Margins rates within TOC increased 2.7% to 12.2% in the third quarter of 2009 as a result of improved pricing and supply contracts. Offsetting the improved margin rate at TOC were lower volumes of organic cocoa, fruit and conventional seeds in addition to a weakened U.S. dollar relative to the Euro which led to an overall margin decrease of $262,000 at TOC.

Segment operating income decreased by $779,000 to $374,000 in the third quarter of 2009 as compared to the same period in 2008. The decrease in operating income reflects the gross margin variance noted above offset by decreased SG&A costs of $615,000. A decrease of $589,000 is due to cost saving initiatives throughout IST including headcount reductions and decreased travel. The impact of a weakened Euro relative to the U.S. dollar further decreased SG&A by $108,000. These reductions in SG&A were offset by higher corporate cost allocations of $82,000 and higher foreign exchange losses of $319,000 related to TOC.

Looking forward, IST is focused on continuing to leverage its sourcing and supply expertise, while at the same time managing its inventory levels and SG&A, especially given the uncertainties in the current economic climate. TOC is expected to significantly expand the supply channel and product offerings available to IST as well as drive synergies and new product offerings within the group. SGOI is expected to expand its range of consumer product offerings leveraging the Group’s supply side capabilities. On an ongoing basis we will look to forward and backward integrate where opportunities exist to expand our processing expertise and increase our value-added capabilities. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavourable fluctuations in foreign exchange, reduced demand for natural and organic ingredients and delayed synergies as well as our inability to realize our particular strategic expansion goals could have an adverse impact on these forward-looking statements.

SUNOPTA INC.	41	September 30, 2009 10-Q

SunOpta Distribution Group
For the three month period ended

	September 30, 2009		September 30, 2008	Change	Change
	$		$	$	%
Revenue	58,011,000		62,693,000	(4,682,000)	(7.5%	)
Gross Margin	13,328,000		16,618,000	(3,290,000)	(19.8%	)
Gross Margin %	23.0%		26.5%		(3.5%	)
Segment Operating Income[1]	(788,000)		1,621,000	(2,409,000)	(148.6%	)
Segment Margin %	(1.4%	)	2.6%		(4.0%	)

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

The SunOpta Distribution Group contributed revenues of $58,011,000 in the third quarter of 2009, a decrease of $4,682,000, or 7.5% compared to the same quarter in 2008. Revenues were unfavourably impacted by a 5.3% decline in the value of the Canadian dollar against the U.S. dollar, resulting in lower translated revenues into U.S. dollars of $3,051,000. The natural health sector of the Distribution Group realized decreased revenues of $1,827,000 as a result of lower sales of three branded products which were phased-out beginning in the second quarter of 2009 and then re-launched towards the end of the third quarter of 2009. The produce segment of the business experienced a revenue decline of $1,173,000 compared to the same quarter in 2008 due to competitive pressures and decreased revenues as a result of the loss of a key customer. These revenues variances were offset by an increase in natural and organic grocery sales of $1,369,000, generated from sales of new product listings in Western Canada and finalizing a supplier agreement with a key customer in Central Canada.

Gross margins in the Distribution Group decreased by $3,290,000 to $13,328,000 in the third quarter of 2009 compared to the same quarter in 2008. The weakening of the Canadian dollar in the current quarter compared to the prior year quarter decreased margins by $700,000. Margins were unfavourably impacted by $2,059,000 in our natural health sector due to lower volumes, as well as additional costs incurred in the current quarter related to the phasing out and re-launch of three major brands. The remaining unfavourable variance of $531,000 is due to higher inventory spoilage costs and, higher costs of U.S. sourced products which have become more expensive in the current year due to the depreciation of the Canadian dollar and were not passed along to the retailers in a timely fashion.

Combined SG&A and W&D decreased by $666,000 to $14,341,000 compared to the same three month period ended September 30, 2008. This was mainly due to the impacts of a lower Canadian dollar, as combined spending in Canadian dollars was consistent in both quarters. As a percentage of revenues, these expenses increased to 24.7% versus 23.9% due primarily to higher marketing spend related to the re-launches of certain branded natural health products.

The decrease in segment operating income of $2,409,000 to a loss of $788,000 in the third quarter of 2009 reflects the gross margin and SG&A variances noted above, partially offset by an increase in realized foreign exchange gains of $215,000 realized on revaluation of foreign denominated accounts receivable and accounts payable.

Looking forward, the SunOpta Distribution Group will continue to focus on growing its customer base and improving margins while reducing its over-all fixed cost base growing its natural health products brands, both domestically and internationally, the expansion of exclusive distributed product lines, reduced spoilage and working capital, and the continued rollout of enterprise distribution and warehousing software to its locations. The brand re-launch efforts are now substantially complete, and gross margins and revenues on these branded products are expected to increase in future quarters. Long term segment operating margins are targeted at 5% of revenues which is expected to be achieved through a combination of a higher mix of branded product sales, selective pricing, SKU rationalization and efficiency strategies. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Poor customer acceptance of re-launched branded products, unfavourable movements in foreign exchange and spoilage, as well as inability to realize our strategies and goals indicated above could have an adverse impact on these forward-looking statements.

SUNOPTA INC.	42	September 30, 2009 10-Q

Opta Minerals Inc.
For the three month period ended

	September 30, 2009	September 30, 2008	Change	Change
	$	$	$	%
Revenue	16,745,000	29,440,000	(12,695,000)	(43.1%	)
Gross Margin	4,179,000	6,371,000	(2,192,000)	(34.4%	)
Gross Margin %	25.0%	21.6%		3.4%
Segment Operating Income[1]	1,290,000	2,536,000	(1,246,000)	(49.1%	)
Segment Margin %	7.7%	8.6%		(0.9%	)

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

Opta Minerals contributed $16,745,000, or 6.6% of consolidated revenue in the three month period ended September 30, 2009, compared to $29,440,000 or 10.2% of consolidated revenue in the three month period ended September 30, 2008. The decrease in revenue is primarily due to a decrease in revenue for mill and foundry products of $12,175,000 compared to the same period in the prior year, as steel mill customers have significantly reduced production in response to the continued economic downturn. Revenue at Opta Minerals was also negatively impacted by lower volumes of abrasive products totaling $520,000.

Gross margin decreased by $2,192,000 to $4,179,000 in the three month period ended September 30, 2009 compared to $6,371,000 in the three month period ended September 30, 2008. The gross margin rate increased from 21.6% to 25.0% of sales in the three month period ended September 30, 2009. This increase is attributable to a higher proportion of services revenue to steel mill customers, which generate higher gross margins than commodity mineral sales. In addition, Opta Minerals executed a number of cost reduction initiatives which have generated incremental cost savings on revenues in the third quarter of 2009.

The decrease in operating income of $1,246,000 to $1,290,000 in the third quarter of 2009 from operating income of $2,536,000 in the third quarter of 2008 is the result of lower gross margins of $2,192,000 noted above, offset by lower SG&A costs of $518,000 and higher foreign exchange gains of $428,000. The lower SG&A costs were primarily due to cost cutting and rationalization measures initiated by Opta Minerals in early 2009 in response to the economic downturn in the U.S. steel market.

Opta Minerals continues to develop and introduce new products into the marketplace, and is focused on leveraging the global platform that has been put in place to both drive these new products and improve efficiencies. Opta Minerals continues to expand in core North American and European markets and has taken action to restructure operations to address the current economic downturn. Opta Minerals is currently expanding abrasives processing operations in Texas and Florida to better serve the Southern U.S. markets. The Company owns 66.5% of Opta Minerals and segment operating income is presented prior to minority interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended softness in the steel and foundry industries could have an adverse impact on these forward-looking expectations.

SunOpta BioProcess
For the three month period ended

	September 30, 2009	September 30, 2008	Change	Change
	$	$	$	%
Revenue	-	474,000	(474,000)	(100.0%	)
Gross Margin	18,000	(574,000)	592,000	103.1%
Gross Margin %	-	(121.1% )		n/m
Segment Operating Income[1]	(874,000)	(1,541,000)	667,000	43.3%

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

SUNOPTA INC.	43	September 30, 2009 10-Q

SunOpta BioProcess revenues for the quarter ending September 30, 2009 were $nil versus $474,000 in the same quarter in 2008. Revenue in the third quarter of 2008 relates to the completion of an equipment supply contract for the production of cellulosic ethanol and the completion of feasibility studies for the commercialization of cellulosic ethanol and xylitol under separate collaborative agreements.

Gross margins in SunOpta BioProcess were $18,000 in the third quarter of 2009 versus a loss of $574,000 in 2008. The positive margin in the current quarter reflects the recovery of taxes that were originally incurred and included as project costs on previously completed equipment supply contracts. The negative margin in the same quarter of the prior year reflects additional on-site commissioning costs that were incurred during the final phase of start-up under an equipment supply contract.

Segment operating losses decreased by $667,000 to $874,000 for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. The increased gross margin of $592,000 noted above and decreased professional fees of $75,000 contributed to the lower operating loss in the current quarter compared to the same quarter in the prior year.

SunOpta BioProcess continues to focus on building its business and technology portfolio and establishing strategic partnerships with companies in the energy, petrochemical and biomass sectors, while also seeking government support to further advance the commercialization of cellulosic ethanol. Interest in cellulosic ethanol continues to increase as many countries become more responsive to environmental concerns and desire to reduce their dependence on fossil fuels. The statements in this paragraph are forward-looking statements. See “Forward-looking Financial Information” above. A decline in demand for cellulosic ethanol, inability to establish strategic partnerships, and the repeal or modification of government programs could have an adverse impact on these forward-looking statements.

SunOpta Corporate Services
For the three month period ended

	September 30, 2009	September 30, 2008	Change	Change
	$	$	$	%

Segment Operating Loss[1]	(1,045,000)	2,841,000	(3,886,000)	(136.8%	)

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

Segment operating loss for the Corporate Services Group was $1,045,000 in the third quarter of 2009, compared to an operating income of $2,841,000 in same period of 2008. Segment operating income in the third quarter of 2008 included a foreign exchange gain of $4,461,000 compared to a gain of $861,000 in the third quarter of 2009, causing a $3,600,000 increase in operating loss for the Corporate Services Group. The foreign exchange gain in the prior year was primarily due to favourable movements of currency from Canadian to U.S. dollars using forward contracts during a time of volatility in the foreign currency markets, as well as unrealized gains recorded on the mark-to-market of Euro denominated debt owing to the former shareholders of TOC. The foreign exchange gain in the third quarter of 2009 relates primarily to unrealized gains due to the mark-to-market of Canadian denominated monetary assets.

SG&A costs at SunOpta Corporate Services increased by $286,000 in the three months ended September 30, 2009 as compared to the same period in 2008. Compensation costs increased $1,569,000 due mainly to the third quarter of 2008 including a severance accrual reversal in response to a Board of Director’s decision to not transition certain members of senior management. Offsetting the increase in compensation costs were decreased professional fees of $948,000 related to the 2007 financial restatement and investigation process and a net decrease of $287,000 in other SG&A mainly due to lower public company costs including board meetings and annual report costs. The weakened Canadian dollar decreased SG&A by $196,000 compared to the same period of 2008 as a result of translating Canadian expenses.

The remaining unfavourable SG&A variance of $148,000 is due to a reduction in management fee allocations. Management fees mainly consist of salaries of corporate personnel who perform back office functions for divisions, as well as costs related to the enterprise resource management system used within several of the divisions. These expenses are allocated to the groups based on (1) specific identification of allocable costs that represent a service provided to each divisions, and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each division.

SUNOPTA INC.	44	September 30, 2009 10-Q

Operations for the Nine Months Ended September 30, 2009 Compared With the Nine Months Ended September 30, 2008

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

Consolidated

	September 30,	September 30,
	2009	2008	Change	Change
	$	$	$	%
Revenue
SunOpta Food Group	697,669,000	733,001,000	(35,332,000)	(4.8%	)
Opta Minerals	45,810,000	76,058,000	(30,248,000)	(39.8%	)
SunOpta Bio Process	132,000	1,077,000	(945,000)	(87.7%	)
Total Revenue	743,611,000	810,136,000	(66,525,000)	(8.2%	)

Operating Income[1]
SunOpta Food Group	16,497,000	20,877,000	(4,380,000)	(21.0%	)
Opta Minerals	429,000	7,891,000	(7,462,000)	(94.6%	)
SunOpta Bio Process	(2,468,000)	(3,181,000)	713,000	22.4%
Corporate Services	(3,532,000)	(5,264,000)	1,732,000	32.9%
Total Operating Income	10,926,000	20,323,000	(9,397,000)	(46.2%	)

Goodwill impairment	8,341,000	-	8,341,000	-
Other income	(348,000)	-	(348,000)	-
Interest Expense	10,266,000	10,484,000	(218,000)	(2.1%	)
(Recovery of) provision for income tax	(36,000)	2,165,000	(2,201,000)	(101.7%	)
(Loss) earnings for the period	(7,297,000)	7,674,000	(14,971,000)	(195.1%	)
Earnings (loss) for the period attributable to non-controlling interests	(2,748,000)	1,565,000	(4,313,000)	(275.6%	)
(Loss) earnings for the period attributable to SunOpta Inc.	(4,549,000)	6,109,000	(10,658,000)	(174.5%	)

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

Revenues for the first nine months of 2009 decreased by 8.2% to $743,611,000 based on acquisition revenues offset by internal revenue declines of 12.1%. Internal revenue declines included growth or declines on the base business revenues plus growth or declines on acquisitions from the date of acquisition over the previous year in addition to the impact of foreign exchange movements and its effects on translations to U.S dollars and the effect of reduced commodity costs. Revenues in the SunOpta Food Group decreased by $35,332,000 due in part to the impact of a weakened Euro and Canadian dollar on the revenues of IST and the SunOpta Distribution Group. Excluding the positive impact of the acquisition of TOC and the negative impact of currency translation and reduced commodity costs, revenues in the Food Group were down approximately 1.9% year over year.

Lower demand for magnesium, steel, foundry and abrasive products in the first nine months of 2009 decreased revenues within Opta Minerals by $30,248,000 compared to the same period in 2008. The remaining revenue decline of $945,000 is related to a decline in equipment supply contracts in SunOpta BioProcess.

Gross margins decreased $17,447,000, or 13.7%, in the first nine months of 2009 to $109,930,000 from $127,377,000 in the same period in 2008. As a percentage of revenues, the consolidated gross margin rate decreased 0.9% to 14.8% compared to 15.7% in the first nine months of 2008. Gross margin declined $9,320,000 in the SunOpta Food Group driven primarily by the SunOpta Distribution Group wherein a decline in the value of the Canadian dollar, the phasing out and re-launch of branded natural health products, and higher inventory spoilage costs negatively impacted margins in the current year as well as a reduction in gross margin in the SunOpta International Sourcing and Trading Group due to lower demand, offset by improved gross margins in all other Food Group operating segments. Also contributing to the lower gross margin was a dramatic volume decline in the steel and foundry markets which impacted Opta Minerals in the first nine months of 2009.

SUNOPTA INC.	45	September 30, 2009 10-Q

W&D costs for the first nine months of 2009 were $13,691,000, a decrease of $2,491,000 compared to the same period in 2008. The decrease is mainly attributed to the impact of a weaker Canadian dollar on the translation of the SunOpta Distribution Group's costs into U.S. currency in addition to reduced variable costs on lower sales volume. These costs are solely related to the Distribution Group as warehousing and distribution costs for other groups are considered part of Cost of Goods Sold. W&D costs as a percentage of Distribution Group revenues remained comparable at 7.9% in 2009 versus 8.0% in 2008. For further details see the Distribution Group analysis included within.

SG&A including intangible asset amortization decreased $10,313,000 to $85,895,000 in the nine months ended September 30, 2009 compared to the same period in 2008. The weaker Euro and Canadian dollar in the first nine months of 2009 versus 2008 led to a $3,872,000 decrease in SG&A on Canadian and Euro borne expenses. Costs related to the internal investigation, class action lawsuits and other legal matters were $5,971,000 lower in the first nine months of 2009 versus 2008. These decreases were offset by the acquisitions of TOC and MCP as incremental SG&A from these companies were $2,248,000. Severance costs associated with headcount reductions and closing costs related to the rationalization of various plants increased SG&A by $1,223,000. Marketing and other costs associated with the re-launch of certain branded health products increased SG&A by $1,363,000. The remaining SG&A decrease of $5,382,000 is due to overall cost saving initiatives throughout the Company. SG&A as a percentage of sales was 11.0% in 2009 compared to 11.4% in 2008. The rate difference is primarily due to the reduction in expenses related to the investigation and class action lawsuits.

A foreign exchange gain of $582,000 was recorded in the first nine months of 2009, as compared to $5,336,000 in the comparable period in 2008. The decrease is mainly due to less favourable movements in the Canadian dollar and Euro compared to the U.S. dollar.

Operating income decreased by $9,397,000, or 46.2% to $10,926,000 compared to the nine months ended September 30, 2008 due to the factors noted above. Further details on revenue, gross margins and operating income are provided below by operating group.

During the third quarter of 2009, Opta Minerals determined that the carrying value of certain goodwill in its mill and foundry and abrasive products reporting units exceeded its fair value. As a result, a non-cash impairment charge of $8,341,000 was recorded.

Other income of $348,000 in the first nine months of 2009 related to the elimination of certain long-term payables in Opta Minerals, offset by a loss due to an impairment charge recorded against certain long-lived assets in the SunOpta Grains and Foods Group and SunOpta Ingredients Group.

Interest expense was $10,266,000 in the first nine months of 2009 compared to $10,484,000 in 2008, a decrease of $218,000 or 2.1%. The decrease reflects lower LIBOR rates and lower borrowing levels in the first nine months of 2009 versus the same period in prior year, offset by higher costs related to waiver and amendment fees relating to our credit facilities that we negotiated with our lenders in 2009.

Income tax recovery for the first nine months of 2009 was $36,000 compared to income tax expense of $2,165,000 in 2008, due to the loss before tax in the current period. The expected annual effective income tax rate is between 34.0% and 36.0%.

Losses attributable to non-controlling interest for the first nine months of 2009 were $2,748,000 compared to income attribution of $1,565,000 in the first nine months of 2008, mainly due to losses generated by Opta Minerals in the first nine months of 2009 mainly due to the goodwill impairment. The Company owned approximately 66.5% of Opta Minerals as of September 30, 2009.

Net loss for the nine months ended September 30, 2009 was $4,549,000 as compared to net income of $6,109,000 in 2008, a decrease of $10,658,000. Basic and diluted loss per share was $0.07 for the nine months ended September 30, 2009 compared to earnings per share of $0.10 and $0.09, respectively, for the same period in 2008.

SUNOPTA INC.	46	September 30, 2009 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform to current year presentation and segmented reporting.)

SunOpta Food Group:
For the nine month period ended

	September 30,	September 30,
	2009	2008	Change	Change
	$	$	$	%
Revenue
SunOpta Grains and Foods	250,346,000	247,235,000	3,111,000	1.3%
SunOpta Ingredients	47,138,000	50,327,000	(3,189,000)	(6.3%	)
SunOpta Fruit	113,331,000	117,912,000	(4,581,000)	(3.9%	)
SunOpta International Sourcing and Trading	113,804,000	116,411,000	(2,607,000)	(2.2%	)
SunOpta Distribution	173,050,000	201,116,000	(28,066,000)	(14.0%	)
Food Group Revenue	697,669,000	733,001,000	(35,332,000)	(4.8%	)

Operating Income[1]
SunOpta Grains and Foods	14,405,000	14,265,000	140,000	1.0%
SunOpta Ingredients	5,571,000	2,304,000	3,267,000	141.8%
SunOpta Fruit	(2,279,000)	(7,021,000)	4,742,000	67.5%
SunOpta International Sourcing and Trading	(789,000)	3,038,000	(3,827,000)	(126.0%	)
SunOpta Distribution	(411,000)	8,291,000	(8,702,000)	(105.0%	)
Food Group Segment Operating Income	16,497,000	20,877,000	(4,380,000)	(21.0%	)
SunOpta Food Group Segment Margin %	2.4%	2.8%

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

The SunOpta Food Group contributed $697,669,000, or 93.8% of consolidated revenue in the first nine months of 2009, compared to $733,001,000, or 90.5%, of consolidated revenues in the comparable period in 2008. This increase was based on acquisition revenues net of internal revenue declines of 8.9%. Internal revenue declines includes unfavourable movements related to foreign exchange and certain commodity prices. Excluding the impact of foreign exchange and commodity price declines, revenues in the nine months ended September 30, 2009 declined 1.9% when compared to the same period in 2008.

The acquisition of TOC, offset by the impact of a declining Euro and lower sales of industrial products in the base business decreased revenues by $2,607,000 within the SunOpta International Sourcing and Trading Group. Improved soymilk and inshell sunflower volumes in the SunOpta Grains and Foods Group contributed higher sales of $3,111,000. This was offset by lower revenues in the SunOpta Distribution Group of $28,066,000 due primarily to the weakening of the Canadian dollar versus the U.S. dollar and reduced demand in the Canadian market in the first nine months of 2009. Lower volumes of dairy blends and co-manufactured products and pricing in the SunOpta Ingredients Group led to decreased revenues of $3,189,000. Lower volumes of fruit purees and organic Private label volume within the Fruit Group decreased Food Group revenues by $4,581,000 largely due to market conditions.

Gross profit in the Food Group decreased $9,320,000 in the first nine months of 2009 to $100,166,000, or 14.4% of revenues, compared to $109,486,000, or 14.9% of revenues in the comparable period in 2008. The ongoing turnaround in the SunOpta Fruit Group margins contributed $3,314,000 in incremental gross profit. Lower raw material, chemical, and utility costs combined with process improvements in fiber manufacturing in the SunOpta Ingredients Group improved margins by $3,250,000. These variances were offset by decreased margins of $14,018,000 in the SunOpta Distribution Group due to the impact of a weaker Canadian dollar, costs related to the re-launch of certain branded health products and increased spoilage of grocery products. Margins in the SunOpta International Sourcing and Trading Group decreased $3,473,000 due to the impact of the weaker Euro, reduced demand for industrial ingredients in addition to higher product costs not passed onto customers. The remaining margin increase of $1,607,000 was due to increased soymilk margins due to higher volumes offset by pre-opening costs of the Modesto, CA facility in the SunOpta Grains and Foods Group.

SUNOPTA INC.	47	September 30, 2009 10-Q

The gross profit rate decreased 0.6% in the first nine months of 2009 to 14.4% of revenues. Unfavourably impacting the margin rate was the full year impact of TOC which has a lower inherent margin rate in addition to higher sourcing costs within the SunOpta International Sourcing and Trading Group that were not passed to customers. In addition, costs related to the re-launch of certain branded health products and inventory spoilage within the SunOpta Distribution Group decreased the overall Food Group margin rate. These decreases were partially offset by the continued turnaround within the Fruit Group which recorded a gross margin rate of 8.6% in the first nine months of 2009 compared to a margin rate of 5.5% in the same period in 2008. The SunOpta Ingredients Group also had an increase in gross margin percent over the same period last year realizing 23.8% in 2009 from 15.9% in 2008. Year to date the Grains and Foods Group has realized an increase in gross margin to 11.1% versus 10.6% in the prior year.

Segment operating income in the SunOpta Food Group decreased by 21.0% to $16,497,000 in the nine months ended September 30, 2009 from $20,877,000 in the comparable period in 2008. The net unfavourable impact of a weakened Canadian dollar, operational inefficiencies and increased marketing costs to support branded products in the SunOpta Distribution Group decreased operating income by $8,702,000. The SunOpta International Sourcing and Trading Group realized $3,827,000 in lower operating income compared to the first nine months of 2008, mainly due to volume declines and higher input costs for organic products that were not passed to the customer. These were offset by the continued turnaround in the SunOpta Fruit Group which improved operating income by $4,742,000, $3,267,000 due to higher operating income within the SunOpta Ingredients Group as a result of lower input costs and process improvements related to fiber manufacturing and $140,000 driven by the SunOpta Grains and Foods Group.

SunOpta Grains & Foods Group
For the nine month period ended

	September 30, 2009	September 30, 2008	Change	Change
	$	$	$	%
Revenue	250,346,000	247,235,000	3,111,000	1.3%
Gross Margin	27,875,000	26,268,000	1,607,000	6.1%
Gross Margin %	11.1%	10.6%		0.5%
Segment Operating Income[1]	14,405,000	14,265,000	140,000	1.0%
Segment Margin %	5.8%	5.8%		- %

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

The SunOpta Grains and Foods Group contributed $250,346,000 in revenues in the first nine months of 2009, an increase of $3,111,000, or 1.3% over the same period in the previous year. This increase was attributed entirely to internal growth and was partially offset by a decline in the market price of organic and specialty grains. The Group realized revenue increases of $13,514,000 in soymilk and alternate beverage sales due continued growth in volumes from existing contracts and a large food service contract which began shipping in late 2008. Sunflower product sales contributed $7,218,000 of the increased revenue due to higher volumes and pricing of in-shell products offset by lower volumes of bakery kernel and bi-products due to an oversupply in these markets. A decline in the market price for organic corn, organic soy, IP soy and food ingredients accounted for a decrease of $17,880,000. The remaining revenue increase of $259,000 is related to lower volumes of roasted grain products.

Gross margin in the Grains and Foods Group increased by $1,607,000 in the nine months ended September 30, 2009 to $27,875,000 or 11.1% of revenue, compared to 10.6% of revenue in the same period in 2008. Soybean and corn product margins increased by $407,000 in the first nine months of 2009 compared to prior year due to favorable pricing and ownership positions in our IP soybean products and other grain products. Soy milk and alternate beverages gross margins increased $4,528,000 due to higher sales over same period last year and roasted grain margins increased $399,000 over prior year due to plant efficiencies. The Grains and Foods Group also incurred pre-opening costs of $2,464,000 associated with the Modesto plant start up during the year and $165,000 of pre-opening costs at the Colorado Mills vegetable oil refining factory. Sunflower product margins decreased by $1,675,000 for the same period versus prior year mainly due to pricing pressure brought on by market over-supply of bakery kernel, bird food products, oil, conoil and chips, offset by the recovery of an insurance settlement of $577,000 from a business interruption claim relating to a fire that occurred in 2008.

SUNOPTA INC.	48	September 30, 2009 10-Q

The gross margin percentage increase of 0.5% to 11.1% during the first nine months of 2009 is mainly due to favorable mix as soymilk and alternative beverage sales have higher inherent margins and ownership positions and higher margins on our grain based sales.

Segment operating income increased by $140,000, as a result of gross margin items noted above, offset by higher SG&A costs of $434,000 mainly due to increased professional fees and other office costs, increased Corporate allocations of $866,000, and higher foreign exchange losses of $167,000.

SunOpta Ingredients Group
For the nine month period ended

	September 30, 2009	September 30, 2008	Change	Change
	$	$	$	%
Revenue	47,138,000	50,327,000	(3,189,000)	(6.3%	)
Gross Margin	11,228,000	7,978,000	3,250,000	40.7%
Gross Margin %	23.8%	15.9%		7.9%
Segment Operating Income[1]	5,571,000	2,304,000	3,267,000	141.8%
Segment Margin %	11.8%	4.6%		7.2%

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

The SunOpta Ingredients Group contributed revenues of $47,138,000 in the first nine months of 2009 as compared to $50,327,000 in 2008, a 6.3% decrease. The decrease is mainly attributable to lower demand for dairy blend products of $2,007,000 due to lower commodity prices and volumes and decreased volumes in ingredients systems of $827,000 and brans of $655,000. These were offset by increases of $300,000 primarily due to oat and soy fiber.

In the first nine months of 2009, gross margins in the Ingredients Group increased by $3,250,000 or 40.7%, resulting in a gross margin rate of 23.8%. This was an increase in margin rate of 7.9% from the same period in 2008. The increase in gross margin is mainly attributable to improved pricing and reduced raw material, chemical, and utility costs combined with process improvements in our fiber manufacturing plants which improved the margins by $3,326,000. These were offset by decreased margins of $76,000 in contract manufacturing and ingredients systems, net of higher starch margins.

The increase in segment operating income of $3,267,000 to $5,571,000 for the first nine months of 2009 primarily reflects the improvement in gross margin as stated above. SG&A expenses decreased $55,000 in the first nine months of 2009 as increased reserves for bad debt and bonus were offset by cost savings initiatives. The remaining variance is due to current year foreign exchange losses of $38,000 as a result of our product distribution in Mexico.

Other expense included a loss of $80,000 due to the non-cash write off of the net assets of the Bertha facility of $155,000, offset by a net gain on the sale of the Everfresh product portfolio of $75,000.

SunOpta Fruit Group
For the nine month period ended

	September 30, 2009		September 30, 2008		Change	Change
	$		$		$	%
Revenue	113,331,000		117,912,000		(4,581,000)	(3.9%	)
Gross Margin	9,746,000		6,432,000		3,314,000	51.5%
Gross Margin %	8.6%		5.5%			3.1%
Segment Operating Income[1]	(2,279,000)		(7,021,000)		4,742,000	67.5%
Segment Margin %	(2.0%	)	(6.0%	)		4.0%

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

SUNOPTA INC.	49	September 30, 2009 10-Q

The SunOpta Fruit Group contributed revenues of $113,331,000 for the three quarters ending September 30, 2009 as compared to $117,912,000 in the same period of 2008, a 3.9% or $4,581,000 decrease. Additional customers and new product offerings, coupled with price increases, improved revenues by $8,993,000 in our Fruit Base operations. Revenue in the brokerage operations increased $3,937,000 as certain revenues were reported on a net basis rather than gross in the same period in prior year. The Healthy Fruit Snacks operations realized increased revenues of $497,000 compared to the first nine months of 2008 as a result of internal growth. Offsetting these increases were reduced revenues in the Frozen Foods operations of $18,008,000, mainly due to lower volumes of industrial purees and lower retail sales attributed to current economic conditions and changing consumer buying patterns.

Gross margins in the Fruit Group increased by $3,314,000 in the nine months ended September 30, 2009 to $9,746,000, or 8.6% of revenue, as compared to $6,432,000, or 5.5% of revenue in same period in 2008.

Gross margins in the Healthy Fruit Snacks operations increased by $3,377,000 due primarily to improved plant efficiencies with our fruit bar line located in our Omak, Washington facility. Gross margins improved in Fruit Base operations by $2,514,000 due primarily to improved customer pricing, higher volumes and greater plant efficiencies. Gross margins in the Frozen Foods operations decreased by $2,076,000 in the first nine months of 2009. In an effort to rationalize the operations and its product offerings, the Frozen Foods operation recorded costs of $2,021,000 to liquidate inventories and rationalize its product offering. Lower volumes in the nine months ended September 30, 2009, including the decrease in freight and brokerage costs, reduced margins by $1,622,000 compared to the same period in 2008. Offsetting these margin decreases was $907,000 in improved plant efficiencies and $660,000 in lower storage costs attributed to improved production planning and lower inventory levels. The remaining unfavourable variance of $501,000 is due to lower volumes within our brokerage operations.

Segment operating income increased $4,742,000 in the nine months ended September 30, 2009 to a loss of $2,279,000 compared to a loss of $7,021,000 in the same period of 2008. The increase in operating income is attributed to the $3,314,000 improvement in gross margins noted above, as well as a decrease in SG&A costs of $1,654,000 compared to the first nine months of 2008. The Fruit Group implemented several cost saving initiatives, including the closure of an administrative office, resulting in lower compensation, marketing and travel expenses as well as lower professional fees and office expenses of $1,910,000. Corporate Management fees decreased by $289,000 compared to the same period in 2008. These variances were offset by $545,000 in severance and related costs due to the rationalization of two operations during the first quarter of 2009. The remaining operating income variance is due to an increase in foreign exchange losses of $226,000 related to the Frozen Foods and Healthy Fruit Snacks operations.

SunOpta International Sourcing and Trading Group
For the nine month period ended

	September 30, 2009		September 30, 2008	Change	Change
	$		$	$	%
Revenue	113,804,000		116,411,000	(2,607,000)	(2.2%	)
Gross Margin	10,885,000		14,358,000	(3,473,000)	(24.2%	)
Gross Margin %	9.6%		12.3%		(2.7%	)
Segment Operating Income[1]	(789,000)		3,038,000	(3,827,000)	(126.0%	)
Segment Margin %	(0.7%	)	2.6%		(3.3%	)

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

IST contributed revenues of $113,804,000 in the first nine months of 2009 compared to $116,411,000 in the same period in 2008, a decrease of $2,607,000 or 2.2%. TOC was acquired on April 2, 2008, accordingly the first nine months of 2009 contains a full nine months of revenue, compared to only six months in the same period of 2008, resulting in an incremental increase in revenues of $25,452,000. This increase was offset by a reduction in post-acquisition revenues of $15,029,000 and an unfavourable impact on translation due to the weakened Euro relative to the U.S. dollar for $8,779,000. Lower volumes of organic cocoa, fruit, nuts and conventional seeds contributed to the revenue decline at TOC. Revenues at SGOI decreased $4,251,000 due to lower volumes of industrial and consumer product sales, offset by increased shipments of private label product due to a large retail organic orange juice contract that began in the first quarter of 2009.

SUNOPTA INC.	50	September 30, 2009 10-Q

Gross margins in IST decreased $3,473,000 to $10,885,000 in the first nine months of 2009 from $14,358,000 in the same period in 2008. The acquisition of TOC added incremental margins of $1,813,000 versus the first nine months of 2008. This increase was offset by the impact of a weakened Euro relative to the U.S. dollar, in addition to lower volumes and pricing pressure in the organic cocoa, grains, sweeteners, nuts, dried fruit and feed ingredient markets in both Europe and the U.S. of $2,226,000. Gross margin at SGOI declined $3,060,000 in the first nine months of 2009 due to lower volumes of industrial products and weakened margins in consumer products. In the first nine months of 2009 gross margin rates within the group decreased 2.8% to 9.6%. Higher raw material, distribution and storage costs, coupled with lower pricing in consumer products led to the decline.

Segment operating income decreased by $3,827,000 to a loss of $789,000 in the first nine months of 2009, compared to the same period in 2008. The decrease in operating income reflects the decline in gross margin noted above, as well as increased SG&A costs of $322,000. SG&A increased $1,527,000 due to the net impact of the acquisition of TOC offset by the effects of the weakened Euro on TOC costs when translated into U.S. dollars. These SG&A increases were offset by various cost saving initiatives implemented throughout the group including headcount reductions and decreased travel amounting to $1,073,000. Bad debt expense decreased by $379,000 in the first nine months of 2009 compared to the same period in 2008 due to the recovery of reserved balances and improved collection efforts. The remaining increase in SG&A is due to higher corporate cost allocations of $247,000. The remaining operating income variance was due to higher foreign exchange losses of $32,000.

SunOpta Distribution Group
For the nine month period ended

	September 30, 2009		September 30, 2008	Change	Change
	$		$	$	%
Revenue	173,050,000		201,116,000	(28,066,000)	(14.0%	)
Gross Margin	40,432,000		54,450,000	(14,018,000)	(25.7%	)
Gross Margin %	23.4%		27.1%		(3.7%	)
Segment Operating Income[1]	(411,000)		8,291,000	(8,702,000)	(105.0%	)
Segment Margin %	(0.2%	)	4.1%		(4.3%	)

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

The SunOpta Distribution Group contributed revenues of $173,050,000 in the first nine months of 2009, a decrease of $28,066,000, or 14.0% compared to the same period in the previous year. The depreciation of the Canadian dollar versus the U.S dollar of 14.9% unfavourably impacted the translation of revenues by $25,600,000. Revenues in the natural health products sector of the Distribution Group decreased $5,398,000 as a result of lower sales of three branded products which were phased-out beginning in the second quarter and then re-launched towards the end of the third quarter of 2009, and lower demand for two significant distributed products in the current year. The produce segment of the business showed a decline in revenue of $3,199,000 versus the same time period in 2008 due to competitive pressures, and decreased revenues as a result of the loss of a key customer. The reductions in revenues were offset by an increase of $6,131,000 as a result of finalizing a primary supplier agreement with a key customer in Central Canada, and sales of new product listings in Western Canada.

Gross margins in the Distribution Group decreased by $14,018,000 to $40,432,000 in the first three quarters of 2009 compared to the same period in the previous year. The weakening of the Canadian dollar in the period compared to the same period in the previous year decreased margins by $6,057,000. The phasing out and re-launch of three branded natural health and beauty products, as well as the lower revenues noted above, decreased gross margins in the natural health sector of the Distribution Group by $5,652,000 compared to the same period in the prior year. The remaining unfavourable margin decline of $2,309,000 was mainly due to higher inventory spoilage costs in the current year and higher costs of U.S. sourced products, which have become more expensive in the current year due to the depreciation of the Canadian dollar, and were not passed along to the retailers in a timely fashion as well as lower sales volumes within the produce segment which negatively impacted gross margin dollars.

SUNOPTA INC.	51	September 30, 2009 10-Q

Combined SG&A and W&D costs decreased by $4,793,000 to $41,277,000 compared to the same nine month period ended September 30, 2008. The translation of SG&A and W&D from Canadian to U.S. dollars accounted for $6,069,000 of the decline due to the depreciation of the Canadian dollar versus the U.S. dollar. Offsetting the reduced costs due to the translation, SG&A costs increased by $1,758,000 in the first nine months of 2009 due to marketing and listing costs incurred as a result of the three brand re-launches in the natural health sector, as well as higher compensation and an increase in allocated corporate costs, offset by variable cost reductions of $482,000.

The decrease in segment operating income of $8,702,000 to a loss of $411,000 in the first three quarters of 2009 reflects the gross margin and SG&A and W&D variances noted above, partially offset by higher foreign exchange gains of $523,000 realized on revaluation on foreign denominated accounts receivable and accounts payable.

Opta Minerals Inc.
For the nine month period ended

	September 30, 2009	September 30, 2008	Change	Change
	$	$	$	%
Revenue	45,810,000	76,058,000	(30,248,000)	(39.8%	)
Gross Margin	9,596,000	18,524,000	(8,928,000)	(48.2%	)
Gross Margin %	21.0%	24.4%		(3.4%	)
Segment Operating Income[1]	429,000	7,891,000	(7,462,000)	(94.6%	)
Segment Margin %	0.9%	10.4%		(9.5%	)

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

Opta Minerals contributed $45,810,000, or 6.2% of consolidated revenue in the nine month period ended September 30, 2009, compared to $76,058,000 or 9.4% of consolidated revenue in the nine month period ended September 30, 2008. The decrease in revenue is primarily due to a decrease in revenue for mill and foundry products of $28,500,000 compared to the same period in the prior year, as a result of the continued economic downturn which has lowered production volumes at steel mills and foundries around the world. To a lesser extent, Opta Minerals was also negatively impacted by lower volumes or abrasive products totaling $1,748,000.

Gross margin decreased by $8,928,000 to $9,596,000 or 21.0% of revenues in the nine month period ended September 30, 2009, compared to $18,524,000 or 24.4% of revenues in the same period in 2008. The decline in gross margin can be attributed to the downturn in the U.S. steel industry, which has unfavorably impacted demand for our products. Although overall gross margin percentages have marginally decreased in both the mill and foundry, as well as the abrasive segments, the 39.8% decrease in revenues in the nine months ended September 30, 2009 has been the biggest driver of lower gross margins.

The decrease in operating income from $7,891,000 to $429,000 in the first nine months of 2009 reflects the gross margin decrease of $8,928,000 noted above, offset by lower SG&A costs of $1,093,000 and foreign exchange gains of $373,000. As a result of the downturn in the economy and its impact on the business, Opta Minerals initiated several cost cutting measures beginning in fiscal 2009. These measures included reducing professional fees and compensation costs of $1,433,000, offset by severance costs of $340,000 to enact these measures.

SunOpta BioProcess
For the nine month period ended

	September 30, 2009	September 30, 2008	Change	Change
	$	$	$	%
Revenue	132,000	1,077,000	(945,000)	(87.7%	)
Gross Margin	168,000	(633,000)	801,000	126.5%
Gross Margin %	127.3%	(58.8% )		186.1%
Segment Operating Loss[1]	(2,468,000)	(3,181,000)	713,000	22.4%

1 (Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

SUNOPTA INC.	52	September 30, 2009 10-Q

SunOpta BioProcess revenues for the nine months ending September 30, 2009 were $132,000 versus $1,077,000 in the same period in the prior year. Revenues in 2009 were derived from the completion of an equipment supply contract for the production of cellulosic ethanol with a customer in the United States and ancillary revenues generated from pilot plant and site services.

Gross margins in SunOpta BioProcess were $168,000 for the nine months ending September 30, 2009 versus a loss of $633,000 for the same period in the prior year. The positive margin in the current quarter reflects the reduction of commissioning and warranty reserves on an equipment supply contract due to the completion of the mechanical warranty period. The negative margin in the same quarter of the prior year reflects the allocation of in-house engineering labour and site costs that were incurred during the commissioning and operating periods of an equipment supply contract.

Segment operating losses decreased by $713,000 to $2,468,000 for the nine months ending September 30, 2009. The improved gross margin of $801,000 noted above was reduced by increased professional fees of $220,000 relating to a patent infringement case, increased advisory services of $113,000 and by increased research and development expenses of $370,000. These increased SG&A expenses were offset by decreased travel costs of $67,000, increased allocation of in-house labour and overheads to open projects of $379,000 and the favorable impact of the weakening Canadian dollar on Canadian denominated expenses by $160,000. In addition, foreign exchange losses decreased by $9,000 due to the revaluation of the divisions Canadian-denominated net assets.

SunOpta Corporate Services
For the nine month period ended

	September 30, 2009	September 30, 2008	Change	Change
	$	$	$	%

Segment Operating Loss[1]	(3,532,000)	(5,264,000)	1,732,000	32.9%

1 (Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net” and “Goodwill impairment”)

Segment operating loss for the Corporate Services Group was $3,532,000 in the nine months ended September 30, 2009, compared to $5,264,000 in same period of 2008. Segment operating loss for the nine months ended September 30, 2008 included a foreign exchange gain of $5,889,000 compared to a gain of $697,000 in the same period of 2009, causing a $5,192,000 increase in operating loss for the Corporate Services Group. The foreign exchange gain in the prior year was primarily due to favourable movements of currency from Canadian to U.S. dollars using forward contracts during a time of volatility in the foreign currency markets, as well as unrealized gains recorded on the mark-to-market of Euro denominated debt owing to the former shareholders of TOC. The foreign exchange gain in the nine months ended September 30, 2009 relates primarily to unrealized gains due to the mark-to-market of Canadian denominated monetary assets.

SG&A expenses in the Corporate Services Group were $4,230,000 for the first nine months of 2009 as compared to $11,158,000 for the same period in 2008. The weakened Canadian dollar decreased SG&A by $1,393,000 as a result of translating Canadian borne expenses into U.S. dollars. Professional fees related to the financial restatement and investigation decreased by $6,280,000 in the first nine months of 2009 compared to the same period in prior year. Offsetting these SG&A decreases were higher professional fees not related to the restatement and investigation of $395,000 due mainly to the tax and banking activities, and an increase of $135,000 in net other SG&A due to increased compensation costs related to an expanded internal audit department. The remaining unfavourable SG&A variance of $219,000 is due to a reduction in management fee allocations.

Liquidity and Capital Resources (at September 30, 2009)

The Company obtains its short-term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At September 30, 2009, the Company has aggregate availability under its lines of credit of approximately $55,864,000 (2008 – $55,942,000). As a result of amendments to SunOpta Inc.’s and Opta Minerals’ banking facilities (note 8), previously available revolving acquisition lines were eliminated. These amendments reduced availability under these previous revolving acquisition lines by approximately $8,985,000 compared to December 31, 2008.

SUNOPTA INC.	53	September 30, 2009 10-Q

On April 30, 2009, the Company negotiated certain amendments to its syndicated banking facilities. The agreement included a waiver to certain financial covenants at March 31, 2009, and amended covenants for June 30, 2009, September 30, 2009 and December 31, 2009. The amendments included a reduction in the maximum availability under the Canadian Line of Credit Facility from Cdn $25,000,000 to Cdn $20,000,000, the cancellation of the revolving portion of the revolving acquisition facility, an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company, as well as certain other changes related to capital expenditures and permitted investments. As part of this agreement the Canadian and U.S. Line of Credit facilities were extended from June 29, 2009 to December 31, 2009. For further details on these operating lines and long-term debt please refer to note 7 and note 8 to the Condensed Consolidated Financial Statements.

On July 30, 2009, Opta Minerals and its lenders negotiated certain amendments to its banking facilities. The amendments included adjustments to certain financial covenant thresholds, a reduction in the maximum availability under the revolving acquisition facility to Cdn $14,043,000, and an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company. For further details on the banking facilities of Opta Minerals please refer to note 7 and note 8 to the Condensed Consolidated Financial Statements.

On October 30, 2009, the Company completed the conversion of its syndicated credit facilities to an Asset-Based Lending (“ABL”) arrangement. The ABL arrangement changes the Company’s credit facilities such that credit limits in both the Canadian and U.S. line of credit facilities are based on a borrowing base supported by the accounts receivable and inventories of the Company, determined on a monthly basis. In addition, the non-revolving and acquisition facilities (notes 8(b) and (c) to the Condensed Consolidated Financial Statements) were eliminated, and the existing balances refinanced using the U.S. line of credit facility. The conversion also decreases the interest rate premium charged on outstanding balances which are based on new financial ratios. Under the new ABL arrangement, the term of the syndicated credit facilities were extended to October 30, 2012.

The Company has the following sources from which it believes it can fund its 2009 operating cash requirements:

  Cash and cash equivalents.
  Available operating lines of credit.
  Cash flows generated from operating activities.
  Cash flows generated from exercise of options currently in-the-money and the Employee Stock Purchase Plan.
  Issuances of common stock.
  Sale of non-core divisions.

In order to finance significant acquisitions that may arise in the future, the Company may need additional sources of cash which it could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of common stock in relation to an acquisition or a divestiture.

Cash Flows from Operating Activities

Net cash and cash equivalents decreased $4,034,000 during the first nine months of 2009 (2008 – decreased by $21,186,000) to $20,721,000 at September 30, 2009. The decrease in cash and cash equivalents was primarily the result of $18,704,000 in net debt repayments and $11,006,000 of net capital expenditures, offset by cash provided by operating activities of $26,221,000, of which $10,786,000 was generated from working capital.

SUNOPTA INC.	54	September 30, 2009 10-Q

Operating activities generated $26,221,000 in the first nine months of 2009, an improvement of $13,485,000 compared to cash generated of $12,736,000 in the first nine months of 2008. This improvement in cash provided by operating activities was due to a $19,649,000 reduction in cash used to fund working capital in the first nine months of 2009 compared to the first nine months of 2008. The primary area of improvement in cash used to fund working capital was a reduction of $24,828,000 in cash used to fund inventories. This is consistent with Company-wide objectives to reduce inventory levels, which has seen total inventories decrease from $200,689,000 at December 31, 2008 to $178,217,000 at September 30, 2009. In particular, IST has seen a reduction of approximately $16,200,000 in inventory balances, as the group sells through the prior year’s harvests, and focuses on reducing inventories on-hand and controlling the purchases of raw materials. Opta Minerals has also reduced inventories by approximately $5,000,000, through tighter purchasing and other initiatives implemented as a result of the continued economic downturn in the steel industry. Another area of improvement in the first nine months of 2009 compared to the first nine months of 2008 was a $11,635,000 reduction in cash used to fund accounts receivable due to strong cash collection efforts, as well as tighter monitoring and granting of credit to customers. Offsetting these working capital cash flow improvements in the first nine months of 2009 compared to the same period in 2008 was a use of cash of $15,628,000 for accounts payable and accrued liabilities. Higher levels of accounts payable and accrued liabilities in the prior year were due to higher third quarter purchasing volumes and accruals for professional fees compared to the third quarter of 2009. (Loss) earnings for the period adding back items not affecting cash decreased cash generated from operating activities by $6,164,000 in the first nine months of 2009 compared to the first nine months of 2008. Included in this decrease is a $14,971,000 reduction in earnings to a $7,297,000 loss in the first nine months of 2009, offset by a non-cash impairment charge for goodwill of $8,341,000 and other non-cash increases of $466,000.

Investing activities used cash of $13,064,000 in the first nine months of 2009 compared to a use of $34,618,000 in the first nine months of 2008. SunOpta BioProcess invested $20,000,000 in excess cash into short-term money market investments which did not occur in the first nine months of 2009. Additionally, in the second and third quarters of 2008 the Company used cash of $5,413,000 to fund the acquisitions of TOC and MCP, whereas no acquisitions of businesses have occurred in the first nine months of 2009. Offsetting the decrease in cash used for investing activities was net cash used to purchase property plant and equipment of $11,006,000 in the first nine months of 2009, a $4,088,000 increase compared to the same period in 2008. In addition to normal maintenance capital spending, in 2009 the Company used cash to finance projects relating to an organic pressed oil refinery based in Colorado, as well as the new aseptic processing facility in Modesto, California.

Financing activities used $18,017,000 in the first nine months of 2009 compared to generating cash of $649,000 in the first nine months of 2008. In the first nine months of 2009, the Company had net repayments of $18,704,000 on its line of credit and long-term debt facilities, compared to net repayments of $608,000 in the first nine months of 2008. The borrowings in the first nine months of 2009 were made by our less than wholly owned subsidiary, Opta Minerals, which called on its debt facilities for the purposes of funding capital and other expenditures.

SUNOPTA INC.	55	September 30, 2009 10-Q

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, we may invest in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported on the consolidated statements of operations and comprehensive income. As at September 30, 2009 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debts may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. At September 30, 2009, the weighted average interest rate of the fixed rate term debt was 9.3% (December 31, 2008 – 7.4%) and $84,438,000 (December 31, 2008 - $87,481,000) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $22,312,000 (December 31, 2008 - $24,046,000) at an interest rate of 5.5% (December 31, 2008 – 4.7%) is partially hedged by short-term money market investments. Both fixed and variable weighted average interest rates increased in 2009 as a result of higher premiums on borrowings due to the amendment of SunOpta Inc.’s and Opta Minerals’ credit facilities. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company’s ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates, the Company’s after tax earnings would (decrease) increase by approximately $145,000 (2008 – $147,000).

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the U.S. dollar is also our reporting currency. The functional currency of all operations located in Canada is the Canadian dollar, except for SunOpta BioProcess, where the functional currency is the U.S. dollar. The functional currency of all operations located in Europe is the Euro. For these operations, all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the condensed consolidated statements of operations while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in accumulated other comprehensive income within Shareholders’ Equity. The functional currency of the corporate head office is the U.S. dollar. For the Corporate office, transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange on the condensed consolidated statements of operations.

We are exposed to foreign exchange rate fluctuations as the financial results of SunOpta and its Canadian and European subsidiaries are translated into U.S. dollars on consolidation. The Canadian dollar appreciated against the U.S. dollar in the first nine months of 2009, compared to a marginal depreciation in the first nine months of 2008. Closing rates moved from Cdn $1.2180 at December 31, 2008 to Cdn $1.0707 at September 30, 2009, compared to Cdn $0.9913 at December 31, 2007 to $1.0642 at September 30, 2008. The Euro also appreciated against the U.S. dollar over the first nine months of 2009, with closing rates moving from $1.3951 at December 31, 2008 to $1.4633 at September 30, 2009. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar or Euro with all other variables held constant would result in an increase (decrease) in the fair value of our net assets by $9,128,000 (2008 - $8,679,000) for a Canadian dollar exchange movement and $2,044,000 (2008 - $2,060,000) for a Euro exchange movement.

U.S.-based Food Group operations have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. The Canadian based subsidiaries have significant transaction exposure as their sales are predominantly in Canadian dollars while a substantial portion of their purchases are in U.S. dollars. The European operations are also exposed to various currencies as they purchase product from a wide variety of countries in several currencies and primarily sell into the European market. It is the Company’s intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

SUNOPTA INC.	56	September 30, 2009 10-Q

We enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at September 30, 2009, resulting in a gain of $330,000 (2008 – a loss of ($44,000)), which is included in foreign exchange on the condensed consolidated statements of operations. In 2008, we began taking a more active role in an attempt to reduce exposure to foreign currency exchange rates by entering into forward foreign exchange contracts. In the second quarter of 2009, we reduced the number of forward foreign exchange contracts that we enter into. The contracts entered into are primarily Canadian dollars and U.S. dollars as well as U.S. dollars and Euros. The net effect of all exchange based transactions including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions including the translation gains and losses related to our Corporate net monetary assets are recorded in foreign exchange on our condensed consolidated statements of operations. For the nine month period ended September 30, 2009, we recorded a net gain of $582,000 (2008 – $5,336,000).

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

The Company has a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At September 30, 2009 the Company owned 164,212 (2008 – 195,219) bushels of corn with a weighted average price of $3.31 (2008 - $3.91) and 360,349 (2008 – 387,531) bushels of soy beans with a weighted average price of $13.39 (2008 - $11.28). The Company has at September 30, 2009 net long (short) positions on soy beans of (52,789) (2008 – 28,465) and a net long (short) position on corn of 75,316 (2008 – (38,602)) bushels. An increase (decrease) in commodity prices of either soy or corn of 10% would result in an increase (decrease) in carrying value of these commodities by $46,000 (2008 - $17,000). There are no futures contracts in the other SunOpta Food Group segments, Opta Minerals, SunOpta Bio Process or related to Corporate Services Group activities.

SUNOPTA INC.	57	September 30, 2009 10-Q

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2009. Based on that evaluation, management concluded that there was no change in our internal control over financial reporting during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

SUNOPTA INC.	58	September 30, 2009 10-Q

PART II - OTHER INFORMATION.

Item 1. Legal proceedings

After we downgraded previously issued earnings expectations for 2007 and announced the restatement of prior 2007 quarterly financial statements due to a significant write-down and other adjustments, SunOpta and certain officers (one of whom is a director) and a former director were named as defendants in several proposed class action lawsuits filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired securities of SunOpta between May 8, 2007 and January 25, 2008. We are alleged to have violated Section 10(b) of the 1934 Securities Exchange Act and Rule 10b-5 promulgated by the United States SEC. Additionally, the named officers and directors (one of whom is a former director) were alleged to have violated Section 20(a) of the 1934 Securities Exchange Act. The complaints alleged different proposed class periods and have now been consolidated into one class action with two lead plaintiffs. On January 28, 2009, the Court appointed Western Washington Laborers-Employers Pension Trust and Operating Engineers Construction Industry and Miscellaneous Pension Fund (the “Pension Funds”) as the lead plaintiffs in one consolidated class action aggregating the various class action lawsuits. On April 14, 2009, the lead plaintiffs filed their consolidated and amended complaint in the US District Court in the Southern District of New York. The new complaint includes, new allegations under Sections 11, 12 and 15 of the Securities Act of 1933 as well as four new individual defendants, two of whom are former senior management employees (one also a former director and officer), one is a current director and chairman and one is currently a senior employee. The new complaint also added three corporate defendants namely, Cleugh’s Frozen Foods, Inc., Pacific Fruit Processors, Inc. and Organic Ingredients, Inc., former subsidiaries of the Company, and now part of the merged entity, SunOpta Fruit Group, Inc.

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

On September 24, 2009 the Company announced that it entered into a tentative agreement to settle all claims raised in these proposed class action proceedings. In return for the dismissal of the class actions and releases from proposed class members of settled claims against the Company and other named defendants, the settlement agreement provides for a total cash contribution of $11,250 to a settlement fund, the adoption of certain governance enhancements to the Company’s Audit Committee charter and Internal Audit Charter and the adoption of an enhanced information technology conversion policy. The settlement fund will be entirely funded by the Company’s insurers. The settlement is conditional upon the Courts’ approval and subject to SunOpta’s option to terminate it in the event of valid opt-outs by proposed class members that exceed a pre-agreed threshold. In the event a settlement is not approved by the courts or SunOpta elects to terminate it, the settlement agreement will be void and management’s intention is to vigorously defend these actions. Given the current status of the class actions it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

We have received letters from the SEC and from the Ontario Securities Commission (“OSC”) requesting information related to the write-down and restatements described in our January 24, 2008 press release. We also received an additional request from the OSC for information regarding our stock option granting process, a comprehensive response to which was provided in September 2008. The OSC has indicated it has no further comments on our write-down and restatement. We continue to cooperate with the SEC’s investigation, which includes cooperation with requests for additional information and interviews with certain current and past employees as well as current and former directors, and we continue to cooperate when requested with the OSC’s investigation regarding stock option processes.

We commenced a suit on January 17, 2008, against Abengoa New Technologies Inc. (“Abengoa”) and a former employee of SunOpta Inc. alleging theft of trade secrets, breach of contract, tortious interference with contract and civil conspiracy, and filed motions for expedited discovery and a preliminary injunction. Abengoa has filed a counterclaim alleging breach of contract, misappropriation of trade secrets and other contractual violations. The United States District Court, Eastern District of Missouri, referred the core claims to arbitration and stayed the other claims pending the outcome of the arbitration. The arbitration was held during the period of July 20 to July 24 inclusive and October 19 to October 23 inclusive, in St. Louis before a single arbitrator. The arbitrator will issue a ruling on all claims by February 1, 2010. While management is confident in its position, the outcome of this matter cannot be predicted at this time.

SUNOPTA INC.	59	September 30, 2009 10-Q

In January 2008, a customer of ours, Abener Energia S.A. (an affiliate of Abengoa), terminated a contract valued at approximately $7,000,000 for the delivery of equipment and related services, forcing the matter into arbitration under its provisions. In December, the arbitrator rendered his final decision partially allowing Abener’s claim and awarded Abener approximately $1,864,000 (€ 1,329,000) in damages. Abener’s Canadian counsel brought an application in Ontario for the enforcement of the award, and a decision was rendered in support of the enforcement of the award. While the Company is investigating the possibility of an appeal, it is likely that payment of the award will have to be made. The amount awarded to Abener has been accrued for on the consolidated balance sheets.

In September 2008, a single plaintiff and a former employee, Abelardo Vargas, filed a wage and hour dispute, against SunOpta Fruit Group, Inc., as a class action alleging various violations of California’s labor laws. On July 16, 2009, the parties attended a mediation in San Francisco, and no settlement was reached. Management intends to vigorously defend this action unless a settlement can be reached to minimize the ongoing costs of litigation.

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

Our inability to meet the covenants of our credit facilities could materially and adversely affect our business

In Item 1A “Risk Factors” of our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008, under the headings “Our credit agreements restrict how we may operate our business….” and, “Our business may be materially and adversely affected by our ability to renew our operating lines….”, we described certain risks related to our various credit facilities.

As previously disclosed, due to the large inventory write-down and related professional fees, the restatement of our quarterly financial statements in 2007, and the delay in filing our financial statements for fiscal year 2007 and the first fiscal quarter of 2008, we requested and received various amendments to and waivers of our financial covenants at our primary credit facility.

On October 30, 2009, we entered into a Fifth Amended and Restated Credit Agreement with a syndicate of lenders and Bank of Montreal as the agent (the “New Facility”). The New Facility, which provides for asset-based, revolving credit facilities of up to U.S. $80,000,000 and Cdn $20,000,000 respectively (subject to borrowing base availability), replaces the revolving and non-revolving acquisition lines that existed in our previous credit facilities. The New Facility matures on October 30, 2012 and provides borrowing capacity equal to amounts that existed under our previous credit facility.

Although we believe that we will be better positioned to achieve our financial covenants under the New Facility, compliance with these new financial covenants will depend on the success of our business, our operating results, and our ability to achieve the financial forecasts set forth in the New Facility. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants and terms of the New Facility. Failure to comply with our financial covenants and other terms could result in an event of default and the acceleration of all amounts owing under the New Facility, unless we were able to negotiate a waiver. The lenders could condition any such waiver on an amendment to the New Facility on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our New Facility on favorable terms or at all, our business would be adversely impacted.

SUNOPTA INC.	60	September 30, 2009 10-Q

SunOpta and certain officers (one of whom is a director) and two former directors are subject to claims under U.S. and Canadian securities laws

In Item 1A “Risk Factors” of our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008, we described certain risks relating to the fact that SunOpta and some of our officers (one of whom is a director) and a former director are defendants in securities class action claims that have been filed in the United States and Canada that allege, among other things, violations of United States federal securities laws. On April 14, 2009, the lead plaintiffs in these actions amended their complaint to include four new individual defendants, including a former director and officer of SunOpta, a former officer of SunOpta, a current director and chairman and a current senior employee. The new complaint also added three corporate defendants namely, Cleugh’s Frozen Foods, Inc., Pacific Fruit Processors, Inc. and Organic Ingredients, Inc., former subsidiaries of SunOpta and now part of the merged entity, SunOpta Fruit Group, Inc. See, Part II, Item 1 “Legal Proceedings” for further discussion of these legal proceedings.

If the settlement agreement is rejected for any reason and the litigation proceeds, these actions could result in the award of substantial monetary damages against the Company. There is risk that our insurance coverage may not be sufficient to cover damages awarded as a result of these actions. The outcome of these actions could negatively impact the market price of our securities.

Recently, all parties to this litigation, including the US and Canadian plaintiffs and the defendants, agreed to mediation, which was held on July 8, 2009 in New York. On September 24, 2009, the Company announced that it entered into a settlement agreement pursuant to which $11.25 million (funded entirely out of insurance proceeds) will be contributed to a settlement fund to be allocated to the members of the proposed class action. The Settlement agreement remains subject to approval by the courts and the Company’s right to terminate the agreement if a pre-agreed threshold of proposed class members opt-out of the settlement. If the settlement agreement is not finalized litigation will resume and could result in the negative outcomes described above.

SUNOPTA INC.	61	September 30, 2009 10-Q

Item 6. Exhibits

(a)	Exhibits -

	31.1	Certification by Steven Bromley, President and Chief Executive Officer pursuant to Rule 13(a)– 14(a) under the Exchange Act. **

	31.2	Certification by Eric Davis, Vice President and Chief Financial Officer pursuant to Rule 13(a)– 14(a) under the Exchange Act. **

	32	Certifications by Steven Bromley, President and Chief Executive Officer and Eric Davis, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350. **

__________________________
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

/s/ Eric Davis
Date November 5, 2009
by Eric Davis
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	62	September 30, 2009 10-Q