Form 10-K
period 2009-12-31
SunOpta Inc.
filed 2010-03-11
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34198

SUNOPTA INC.
(Exact name of registrant as specified in its charter)

CANADA
(Jurisdiction of Incorporation)

Not Applicable
 (I.R.S. Employer Identification No.)

2838 Bovaird Drive West
Brampton, Ontario L7A 0H2, Canada
(Address of Principle Executive Offices)

 (905) 455-1990
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Name of Each Exchange on Which Registered:
Common Shares, no par value	NASDAQ Global Select Market

Securities registered pursuant Section to 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [     ]                 No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [     ]             No [ x ]

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

Yes [   ]                 No  [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company”) in Rule 12b-2 of the Act. Check one:

Large accelerated filer [ ]	Accelerated filer [ x ]	Non-accelerated filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [     ]             No [ x ]

Aggregate market value of the common shares held by non-affiliates of the registrant, computed using the closing price of the NASDAQ Global Select Market for the registrant’s common stock on March 4, 2010 was $206,534,020. The registrant’s common shares trade on the NASDAQ Global Select Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

The number of shares of the registrant’s common stock outstanding as of March 4, 2010 was 64,982,968.

SunOpta Inc.	1	December 31, 2009 – 10-K

SUNOPTA INC.

TABLE OF CONTENTS

FORM 10-K

SunOpta Inc.	2	December 31, 2009 – 10-K

Currency Presentation

All dollar amounts in this report are expressed in United States dollars. Amounts expressed in Canadian dollars are preceded by the symbol “Cdn$”. On March 4, 2010, the noon buying rate in New York City for cable transfers in Canadian dollars for customs purposes by the Federal Reserve Bank of New York was $0.9700 for Cdn $1.00. In 2009 (1) The rate of exchange for the Canadian dollar, expressed in U.S. dollars, in effect at the end of the year was 0.9515, (2) the average of exchange rates in effect on the last day of each month during the year was $0.8760, and (3) the high and low exchange rates during the year was $0.9755 and $0.7653, respectively.

Forward-Looking Statements

This report contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate,” “believe,” “expect,” “could,” “might,” “plan,” “will,” and words and phrases of similar impact and include, but are not limited to references to proposed operational consolidation, business strategies, plant capacities, revenue generation potential and anticipated construction costs, competitive strengths, goals, capital expenditure plans, business and operational growth and expansion plans, anticipated operating margins and operating income increases, cost reductions, rationalization and improved efficiency initiatives, proposed new product offerings, and references to the future growth of the business and global markets for the Company’s products. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments as well as other factors that we believe are appropriate in the circumstance.

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties including, but not limited to, general economic, business, weather or market risk conditions; the achievement of business forecasts; the outcome of any pending litigation; competitive actions by other companies; changes in laws or regulations or policies of local governments in the regions where the Company operates; construction delays; and labour issues, many of which are beyond our control. Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. For a fuller discussion of the risks facing us and our operations you should also refer to Item 1A, Risk Factors.

SunOpta Inc.	3	December 31, 2009 – 10-K

PART I

Item 1. Business

Introduction

SunOpta Inc., a corporation organized under the laws of Canada in 1973, divides its operations into the following three industry segments:

  SunOpta Foods, which accounted for approximately 94% of 2009 consolidated revenues.

  Opta Minerals Inc. (“Opta Minerals”), which represented approximately 6% of 2009 consolidated revenues.

  SunOpta BioProcess Inc. (“SunOpta BioProcess”), which represented less than 0.1% of 2009 consolidated revenues.

SunOpta Foods operates in the natural, organic and specialty foods and natural health product sectors, markets, which we believe will continue to grow as consumers focus on health and wellness. SunOpta Foods is comprised of five separate operating groups:

  Grains and Foods Group

  Ingredients Group

  Fruit Group

  International Sourcing and Trading Group

  Distribution Group

These groups use a combination of specific and vertically integrated seed to table capabilities and preferred sourcing contracts to serve the fast growing natural, organic and specialty foods and natural health product sectors.

Opta Minerals processes, sells and distributes silica-free loose abrasives and other specialty industrial minerals to the foundry, steel, roofing shingle and marine/bridge cleaning industries; sources specialty sands and garnets for the water filtration industry; and recycles inorganic materials under special permits from government authorities at both its Waterdown, Ontario and Norfolk, Virginia sites. Opta Minerals is traded on the Toronto Stock Exchange (“TSX”), under the symbol “OPM.” We currently own approximately 66.4% of its issued and outstanding common shares.

SunOpta BioProcess operates facilities in Brampton, Ontario and pilot plant facilities in Waterdown, Ontario. SunOpta BioProcess, provides equipment and process solutions for the biomass conversion industry, from process development and design through the sale of proprietary biomass processing technology with a current focus on applications in the production of cellulosic ethanol. SunOpta BioProcess offers extensive scientific and engineering capabilities, and holds a number of patents on its proprietary steam explosion technology and related processes. This technology has wide potential in cellulosic ethanol, pulp, and food ingredients processing and offers licensing and applications potential. The proprietary steam explosion technology uses high temperature and pressure rather than chemicals to process biomass which can then be used to produce various products for further processing.

SunOpta Inc.	4	December 31, 2009 – 10-K

Segment Information

Each of our industry segments - SunOpta Foods, Opta Minerals and SunOpta BioProcess - reports as a separate segment. Our assets, operations and employees are principally located in North America, and, more recently, in Europe as a result of the 2007 acquisition of Newco a.s. (Slovak Republic) by Opta Minerals and our acquisitions in 2008 of The Organic Corporation BV (The Netherlands) and MCP Mg-Serbien SAS (France). Financial information for each segment describing revenues from external customers, a measure of profit or loss, and total assets for the last three fiscal years as well as financial information about geographic areas for the last three fiscal years is set forth in Note 17 to the Consolidated Financial Statements.

Major Developments in 2009 and 2010

On September 24, 2009, we announced that we had entered into a tentative agreement to settle all claims raised in the securities class action proceedings arising from the restatement of our interim financial results for the first three quarters of 2007. In return for the dismissal of the class actions and the releases from proposed class action members of settled claims against us and the other named defendants, the settlement agreement provides for a total cash contribution of US $11,250,000 to a settlement fund. The settlement fund will be entirely funded by our insurer. The settlement is conditional upon the court’s approval and our option to terminate in the event that opt-outs by class action members exceed a pre-agreed threshold. See Item 3 “Legal Proceedings” for more information about the class action lawsuits and the proposed settlement agreement.

On October 30, 2009, we completed the conversion of our syndicated credit facilities supporting all operations excluding Opta Minerals, SunOpta BioProcess and non-North American food operations, to an Asset-Based Lending (“ABL”) arrangement. The ABL arrangement changes our credit facilities such that credit limits in both our Canadian and U.S. lines of credit are based on a borrowing base supported by our accounts receivable and inventories, determined on a monthly basis. In addition, our non-revolving and acquisition facilities were eliminated, and the existing balances refinanced using our U.S. line of credit. The conversion also decreased the interest rate premium charged on outstanding balances which are based on new financial ratios. Under the new ABL arrangement, the term of our syndicated credit facilities was extended to October 30, 2012.

During 2009 we implemented a number of cost-saving measures, including headcount reductions, in connection with our continuous improvement initiatives across the organization in response to the general economic conditions. We temporarily closed our Rosarito, Mexico fruit processing facility, negotiated a sub-lease for our Salinas, California facility, permanently closed a sales office within the Fruit Group operations in South Carolina and an International Sourcing and Trading sales office in Austria, significantly reduced operations at a fruit processing facility in California, and closed a soy concentrate processing facility and an ingredients drying operation. We expect further operational consolidations through the first half of 2010. Opta Minerals also executed a number of cost rationalization programs which included the sale of certain facilities, termination of certain lease obligations and extensive cost rationalization across the entire organization.

During 2009 we also continued to focus significant effort on working capital and debt reduction. These efforts have resulted in a year over year reduction in consolidated inventory levels of $22,549,000 or 11.2%. A corresponding year over year reduction in consolidated long-term debt and bank indebtedness of $28,112,000 or 15.7% was realized due to this reduction in inventories combined with efforts to maximize cash generated from operations.

We appointed Mr. Eric Davis as Vice President and Chief Financial Officer effective March 16, 2009. Mr. Davis is a Chartered Accountant and brings over 25 years of diverse global finance and accounting experience to this position. In this role, Mr. Davis assumed responsibility for financial reporting, tax, banking and treasury, investor relations and special projects.

SunOpta Inc.	5	December 31, 2009 – 10-K

SUNOPTA FOODS

SunOpta Foods has been built through the acquisition of 31 business operations and through significant internal growth. It is a vertically integrated natural, organic and specialty foods and natural health products company, with global operations, serving domestic and international markets and representing approximately 94% of our consolidated revenues. Below is a summary listing of acquisitions and significant facilities that we have acquired since the inception of the SunOpta Foods. No business acquisitions were made in 2009. See Note 2 of the consolidated financial statements for further details of our acquisition made in 2008.

Date of Acquisition	Business Operations and Significant Facilities Acquired

August 3, 1999	Sunrich Inc (Grains and Foods Group)
August 15, 2000	Certain assets of Hoffman Aseptic (Grains and Foods Group)
September 18, 2000	Northern Food and Dairy, Inc. (Grains and Foods Group and Ingredients Group)
March 14, 2001	First Light Foods Inc. (Grains and Foods Group)
July 18, 2002	Certain assets of Organic Kitchen Inc. (Distribution Group)
November 1, 2002	Wild West Organic Harvest Co-operative (Distribution Group)
December 1, 2002	Simply Organic Co. Ltd. (Distribution Group)
December 4, 2002	Opta Food Ingredients, Inc. (Ingredients Group)
May 8, 2003	Kettle Valley Dried Fruit Ltd. (Fruit Group)
October 17, 2003	Pro Organics Marketing, Inc. (Distribution Group)
November 1, 2003	SIGCO Sun Products, Inc (Grains and Foods Group)
December 1, 2003	Sonne Labs, Inc. (Grains and Foods Group)
March 1, 2004	Distribue-Vie Fruits & Legumes Biologiques Inc. (Distribution Group)
April 19, 2004	Purchase of the assets of General Mills Bakeries & Foodservice oat fiber processing facility (Ingredients Group)
May 1, 2004	Supreme Foods Limited (Distribution Group)
May 31, 2004	Assets of Snapdragon Natural Foods Inc. (Distribution Group)
September 1, 2004	Kofman-Barenholtz Foods Limited (Distribution Group)
September 13, 2004	51% of the outstanding shares of Organic Ingredients, Inc. (The remaining 49% of the outstanding shares were acquired on April 5, 2005) (International Sourcing and Trading Group)
June 2, 2005	Earthwise Processors, LLC (Grains and Foods Group)
June 20, 2005	Cleugh’s Frozen Foods, Inc. (Fruit Group)
July 13, 2005	Pacific Fruit Processors, Inc. (Fruit Group)
December 22, 2005	Les Importations Cacheres Hahamovitch Inc. (Distribution Group)
September 21, 2006	Purity Life Health Products Limited (Distribution Group)
November 7, 2006	Hess Food Group LLC (Fruit Group)
November 9, 2006	Quest Vitamins Brand of vitamins (Distribution Group)
December 18, 2006	Aux Milles et une Saisons Inc. (Distribution Group)
May 4, 2007	Certain assets of Baja California Congelados, S.A. de C.V. (Fruit Group)
May 14, 2007	Net operating assets of Congeladora del Rio, S.A. de C.V. and all of the outstanding shares of Global Trading Inc. (Fruit Group)
August 7, 2007	Operating assets of a soymilk manufacturing facility in Heuvelton, New York (Grains and Foods Group)
December 6, 2007	Neo-Nutritionals, Inc. (Distribution Group)
April 2, 2008	The Organic Corporation (International Sourcing and Trading Group)

SunOpta Foods’ long-term strategy is to leverage the platform it has developed via implementation of continuous improvement principles, new product development and a focus on value-added components of the business, and to continue to pursue selective acquisitions that align with the value-added components of its vertically integrated model. We believe that the natural organic and specialty foods and natural health products markets offer solid long-term growth opportunities as consumers focus on health and wellness and see diet as a key part of a healthy lifestyle. We also believe these markets remain fragmented with numerous players in North America and internationally.

SunOpta Inc.	6	December 31, 2009 – 10-K

Specific strategies of SunOpta Foods in the last several years have included the following.

  Diversify the range of organic and non-genetically modified (“non-GMO”) grains-based and fruit-based products that we market, including via the acquisition of businesses that are vertically integrated through ingredients and packaged products.

  Develop value-added natural and organic fiber and food ingredient solutions to meet demands of food manufacturers wanting to improve the healthfulness of their products or expand into the natural and organic markets.

  Expand the Canadian natural and organic produce, grocery and natural health products distribution businesses to maintain our position as the leading coast-to-coast distributor in Canada.

  Expand our ability to source and supply natural and organic products worldwide.

  Invest in healthy convenience food businesses, which we believe will continue to be a strong area of growth for natural and organic food products.

  Expand the number of customer private label natural and organic programs including the soy and rice beverage categories, frozen fruit and fruit beverages, and healthy convenience foods.

  Develop and expand our operations outside of North America, including acquisitions and by entering into partnerships and strategic alliances with food producers from developing nations.

Major Developments in 2009 and 2010 in SunOpta Foods

We continue to increase our strength in the natural, organic and specialty foods and natural health products sectors through internal growth and selective acquisitions. Achievements through March 4, 2010 include the following:

Commercial production began June 8, 2009 at the Grains and Food Group’s new soy processing and aseptic packaging facility located in Modesto, California. This new facility significantly expands our capacity to produce aseptic soy and alternate beverages and other aseptically packaged products. The location of the new facility also improves our cost structure when servicing West coast customers. As a result of the successful commissioning of the Modesto facility, soy concentrate operations located in Afton, Wyoming were closed, production transferred to Modesto, and the Wyoming facility was sold.

On October 27, 2009, we announced that the Ingredients Group expanded its portfolio of fiber products to include MultiFiber™ blends, SunOpta™ Soy Fiber blends, and SunOpta™ Pea Fiber. These new and innovative ingredients are expected to provide value for food and beverage manufacturers who are looking for ratios of soluble and insoluble fibers similar to what occurs naturally in foods. At the same time, the Ingredients Group also announced that it had entered into a distribution agreement with Best Cooking Pulses of Portage la Prairie, Manitoba, Canada which will produce pea fiber under the SunOpta brand. Pea fiber is made from the hulls of field-dried peas and is a by-product of pea splitting. We believe this expansion of our healthy ingredient solutions will help the Ingredients Group meet growing demand for fiber fortified foods.

SunOpta Inc.	7	December 31, 2009 – 10-K

On November 19, 2009, we announced the completion of construction of the first natural and organic sesame hulling plant in Ethiopia, operated as Selet Hulling Plc. The operation is 35% owned by Tradin Organic Agriculture B.V., a division within our International Trading and Sourcing Group, and 65% owned by Kaleb Service Farmers House, an Ethiopian company. Located near Addis Ababa, Ethiopia, the plant was funded in part by a financial grant from the Government of The Netherlands and has the capacity to process 10,000 metric tons of sesame per year with the potential to generate revenues in excess of US $20,000,000 annually. Selet Hulling's natural and organic sesame products will be sold exclusively by Tradin Organic to export markets for use in the food ingredient and bakery industries. It will purchase sesame seeds from grower owned cooperatives representing over 1,500 farmers in Humera, a region situated to the north of Addis Ababa, Ethiopia. Selet Hulling has also developed a research and development operation in Humera and is working on methods to improve product quality and farm yields. When combined with an equitable payment structure, Selet Hulling is helping to create a platform for sustainable agriculture in Ethiopia that will provide better incomes for farmers, improve the well-being of their families and provide needed support for local schools and other community infrastructure.

On December 1, 2009, the Grains and Foods Group, through our wholly-owned subsidiary, SunOpta Africa, entered into a strategic alliance with Specialized Protein Products ("SPP") of South Africa, to manufacture and sell liquid and powdered soy ingredients and soymilk beverages in Africa and other international markets. The alliance provides the Grains and Foods Group with an increased supply of high quality soymilk products and improved logistics, which are expected to further expand our ability to compete effectively in world markets for natural and organic soy-based ingredients and packaged products. As part of the alliance, the Grains and Foods Group is consulting with SPP plant operations to improve both quality and production processes. In addition, we are working with local farmers in the Southern African region to implement programs to improve the quality of soybeans that the facility will ultimately use for manufacturing. In order to support operations, SunOpta Africa opened an office in Durban, South Africa for sales and technical support.

On January 27, 2010, we announced the commencement of an environmentally responsible energy recovery project at our Cambridge, Minnesota oat fiber facility within our Ingredients Group. The project involves the extraction of methane from the digestion of waste-water resulting from the oat fiber production process, and subsequent conversion of that methane into pipeline quality natural gas that will be used to help power the facility. When completed, this project will significantly reduce the amount of greenhouse gases and various waste materials emitted from the facility, as well as provide an acceptable return on invested capital as a result of significantly lower utility expense.

On February 23, 2010, we announced that the Grains and Foods Group has completed an upgrade and retrofit at its Alexandria, Minnesota aseptic processing and packaging facility and has commenced its first production of natural broth and soup products for a major international packaged goods company. This upgrade gives us the capacity to produce approximately 170 million liters annually of natural and organic alternative beverages such as soy, rice, almond and others as well as broth and soup products and also expands our packaging size capabilities for these products for a variety of different formats. In tandem with the facility upgrade, the Grains and Foods Group entered into a three-year packaging agreement with a global consumer products company to produce aseptically processed and packaged natural broth products.

SunOpta Inc.	8	December 31, 2009 – 10-K

GRAINS AND FOODS GROUP

Operations and product offerings – Grains and Foods Group

The Grains and Foods Group is headquartered in Minneapolis, Minnesota. It specializes in marketing organic, identity preserved (“IP”), and non-GMO grains, ingredients, packaged goods and processing services with a core focus on soybean, sunflower and corn products. The Grains and Foods Group ensures that it provides its customers with high quality organic, non-GMO and IP specialty grains and seeds, by serving as a grower’s supplier of seed, purchaser of the grower’s specialty crops and distributor of IP and organic specialty products. We believe the “seed to table” approach allows the Grains and Foods Group to satisfy the specific needs of domestic and foreign food manufacturers and processors by providing products in the varieties and quantities needed in a timely fashion; transporting products to meet customers’ needs by being able to package in containers, truck, rail or barge; providing product information and technical support during the growing, processing, and marketing phases; and offering complete product service including grading, formulation, processing, quality control and packaging.

The Grains and Foods Group’s products include:

1)

A wide variety of IP, non-GMO and organic whole grains including soy, corn and sunflower for food applications offering premium varieties with superior food quality. The vertically integrated model results in control at every stage of production, from seed selection and growing to storage, processing and transportation.

2)	Organic, non-GMO and IP grains based ingredients, including:

Raw material sourcing and processing of soy based ingredients in liquid, spray-dried and roasted formats.

Grain-based ingredients which utilize non-GMO and organic soy, corn, sunflower and rice; specialty organic functional ingredients including maltodextrins, tack blends, fiber products, flavor enhancing products including snack coatings, cheese powders and flavor systems, an innovative line of organic dairy ingredients and organic soy and sunflower oils.

3)	A variety of packaged food products for retail and foodservice use, including:

A wide variety of private label packaged products for a large number of retailers and consumer food companies, including aseptic and refrigerated soymilk, rice, almond and other alternate beverages; aseptic broths and soups; frozen edamame and vegetable blends; and roasted grain based snacks.

Branded food products under the Sunrich Naturals brand, including:

Alternative beverages – a variety of soy, rice and almond based beverages for retail and foodservice.

Frozen vegetables – a variety of frozen edamame and vegetable blends for health food stores, foodservice operators and retail outlets.

Roasted grains based snacks – specializing in providing healthy, natural and organic snacks to schools, daycare centers, retailers and healthcare facilities throughout North America, including military facilities. Products include sunflower kernels, roasted corn and soy snacks.

4)	A full range of bulk grain-based animal feed and pet food products. The premium feed products originate from select organic and non-GMO soy, corn, sunflower and other grains.

SunOpta Inc.	9	December 31, 2009 – 10-K

The Grains and Foods Group also engages in processing and contract manufacturing services and offers a comprehensive range of services including basic grain cleaning, ingredient processing, custom roasting, and retail-ready packaging. With over ten processing facilities throughout the United States, it can handle a range of order sizes, including barge lots, rail cars, bags, pallets, and retail packages. The Grains and Food Group services include:

  Grain conditioning services for soy, corn and sunflower. The Grains and Foods Group’s advanced equipment and state-of-the-art technology for scalping and foreign matter removal is engineered to meet USDA Grain Standards for premium food grade seed and grain conditioning.

  Grain milling for corn, oat and grain processing, with various granulations and batch sizing.

  Ingredient processing expertise and equipment needed for extraction, separation and concentration of a wide variety of grains based and dairy ingredients.

  Packaging through its aseptic packaging facilities, specializing in Tetra Pak equipment in a variety of pack sizes and offering a variety of opening types and extended shelf life options. The Grains and Foods group also partners with third party fillers to provide extended shelf life (ESL) refrigerated packaging formats to its customers.

  Roasting through a facility offering nitrogen-flushed pillow packs, pouches and bulk packaging.

Competition—Grains and Foods Group

The Grains and Foods Group competes with large grain suppliers for customers and competes with other companies active on the international commercial grain procurement market for supply. The Grains and Foods Group’s organic specialty grains compete in the smaller niche U.S. commercial organic grains market. Key to competing in these markets is access to transportation, supply and relationships with organic producers. The Grains and Foods Group’s aseptic packaged products facilities compete with a number of other regional manufacturers and ingredient offerings compete with a range of suppliers from small local companies through large multi-nationals.

Distribution, Marketing, and Sales—Grains and Foods Group

The Grains and Foods Group has well established sales and marketing capabilities that have provided a base for its operations. As a leading provider of soy, corn, sunflower and grain-based food ingredients, it offers a comprehensive range of ingredients and services to the food industry. Distribution channels can vary greatly by product category, but the Grains and Foods Group enjoys a diverse ‘to market’ strategy in each product category. The Grains and Foods Group’s Organic, non-GMO and IP ingredients are sold to manufacturers worldwide. For specialty whole grain raw materials, approximately 50% of the customer base is international. Food ingredients are sold principally to customers in North America that range from major multi-nationals to smaller specialty innovative organic food makers, but is expected to expand geographically with the new South African soy processing venture which is expected to open new international markets. The consumer goods distribution channels include private label and store brands, food service and also SunOpta-controlled brands. This wide array of sales and distribution avenues allows the Grains and Foods Group to maximize sales and margin while mitigating the risk of concentrating business in a single segment of the market.

SunOpta Inc.	10	December 31, 2009 – 10-K

Suppliers—Grains and Foods Group

The Grains and Foods Group has an extensive established IP, organic soy and corn grower network with approximately 2,500 producers, with many relationships existing for over 25 years, and relationships with approximately 500 sunflower farmers in the Midwest and southern U.S. Because weather conditions and other factors can limit the availability of certain grains in North America, our Grains and Foods group is focused on expanding production and sourcing capabilities to other parts of the world in hand with the International Sourcing and Trading Group to ensure supply in years when local production is below normal levels. By diversifying supply, it also has the ability to divert available product based on market demand and customer requirements in order to maximize return.

INGREDIENTS GROUP

Operations and Product Offerings – Ingredients Group

The Ingredients Group is headquartered in Chelmsford, Massachusetts and operates from five processing facilities throughout the United States. It transforms both internally and externally sourced raw materials into value-added food ingredient solutions with a core focus on oat and soy fiber. The Ingredients Group is comprised of the previously acquired Northern Food & Dairy’s Fosston, Minnesota facility, Opta Food Ingredients, Inc., and the Cedar Rapids, Iowa oat fiber facility purchased in 2005 from General Mills. The Ingredients Group specializes in the technical processing of specialty food ingredients with a focus on non-GMO, natural, functional and organic offerings. It works closely with customers to identify product formulation, and cost and productivity issues, and develops solutions to these problems based on proprietary, value-added, highly functional food ingredients and ingredient systems that use the Ingredients Group’s technical knowledge and manufacturing base.

The Ingredients Group is an innovator in the value-added food ingredients market with a technical selling and product applications focus. Based on our internal estimates, the Ingredients Group is the world’s largest supplier of oat fiber to the food industry, one of the largest producers of soy fiber in the United States and the largest producer of organic soy fiber in the United States. The Ingredients Group markets the Canadian Harvest ® Oat Fiber, SunOpta Soy Fibers, and SunOpta Pea Fiber brands of insoluble organic and conventional fiber products, Barley Balance™ soluble fiber, MultiFiber™ blends, SunOpta Soy Fiber blends, a number of value-added starch-based texturizers and proprietary stabilizer blends under the SunOpta Ingredient SystemsTM umbrella, and a number of custom processed ingredients including natural preservatives.

The Ingredients Group continues to diversify its unique portfolio of products. Products are organized under three main technology platforms:

1) Fibers and Brans, including Canadian Harvest Oat Fibers and Stabilized Bran products as well as SunOpta Soy and Pea Fibers. Canadian Harvest Oat Fibers and SunOpta Soy and Pea Fibers are a family of insoluble fiber products derived from oat, soy and pea hulls. They are used commercially to increase the fiber content of cereals, breads, cookies and crackers increase yield and enhance texture in ground meat products and to add strength and reduce breakage in products such as taco shells and ice cream cones. We also offer Canadian Harvest Stabilized Brans derived from oat, wheat and corn, as well as wheat germ. The Stabilized Brans are heat-treated to extend shelf life and ground to meet customer needs for appropriate particle size. One of our unique soy fibers is a protein and fiber rich by-product of soy concentrate manufacturing. This fiber is used to enrich protein and fiber for a variety of foods for human consumption plus animal feed and pet foods.

2) SunOptatm Ingredient Systems, including OptaGrade®, OptaMist®, and a portfolio of value added ingredient systems for the bakery, dairy, and meat industries. OptaGrade is a natural, starch based texturizing agent that is used commercially in a variety of dairy products including natural, imitation, and processed cheeses, sour cream, cream cheese, and cottage cheese. OptaMist is also a starch based texturizing agent that improves the taste, texture and appearance of dairy products, yogurt, cheese products, and salad dressings.

3) Custom ingredients and contract manufacturing services. We produce a number of unique functional food ingredients, and offers services to customers, on a contract basis utilizing proprietary technologies.

SunOpta Inc.	11	December 31, 2009 – 10-K

We believe the Ingredients Group is well positioned to capitalize on the rapid growth of the health conscious natural and organic food markets, with its wide range of fiber, brans and starch based products. Publications from both the American Dietetic Association and a Mayo Clinic Health letter note that fiber consumption is still below recommended levels in the U.S. The Canadian Harvest line of oat fibers and stabilized brans and SunOpta soy and pea fibers are used in numerous products such as fiber-enriched breads and other baked goods, breakfast cereals and snack bars. These products can be used to increase total dietary fiber content of foods while minimizing negative effects on taste, texture and appearance. The Ingredients Group’s insoluble oat, soy and pea fibers enhance overall gastrointestinal health. Oat and soy fibers have become primary ingredients in breads, pastries, muffins, tacos and tortillas as food companies reformulate their products to include fiber-enriched ingredients. Recent innovations have expanded applications of fiber into dairy and meat products. Stabilized oat brans can be used as a source of soluble fiber (ß-glucan) which is beneficial to cardiovascular health.

Our food ingredients are used by approximately 300 customers worldwide, including some of the largest U.S. consumer packaged food companies and quick service restaurant chains. The Ingredients Group’s product offering is sold internationally via approximately 25 distributors around the world.

Many of our starch-based texturizers and ingredient blends were originally developed for and are used in reduced fat versions of a variety of dairy products such as low fat or fat-free cottage cheese, sour cream, cream cheese, or processed cheeses. As discussed in “Taking the Fat Out of Food,” a publication of the United States Food and Drug Administration (“FDA”), reducing fat intake by consuming reduced fat versions of these products is an element of a healthier diet.

In addition to helping food manufacturers improve the healthfulness of their food products, the ingredients can be used to improve the overall quality of food products, reduce formulation costs, and meet specific processing requirements. We believe that all of our products are Generally Regarded As Safe (“GRAS”) under current FDA regulations (see “Regulation – SunOpta Foods”, below).

Recently, the Ingredients Group expanded its portfolio of functional fibers to include organic and conventional pea fiber by entering into a distribution agreement with Best Cooking Pulses of Portage la Prairie, Canada. The production of pea fiber is highly sustainable, non-allergenic, non-GMO, and gluten free. It is approved by Health Canada as a novel fiber for inclusion in bakery and meat products.

The Ingredients Group also represents Polycell Technologies to market and sell Barley Balance™ beta-glucan concentrate. Barley Balance™ is the most concentrated source of barley beta-glucan soluble fiber produced by a natural and sustainable process. Barley Balance™ contains a minimum of 25% beta-glucan and over 35% dietary fiber adding excellent nutritional benefits and functional performance to food and beverage products.

During 2009, the Ingredients Group launched a line of new products under the MultiFiber™ brand name. Internally developed, MultiFiber™ products are highly functional blends of fibers that meet the needs of customers who are looking for a cost efficient, easy-to-source fiber for fortification while meeting specific textural goals. All MultiFiber™ products deliver a concentrated source of dietary fiber with a smooth texture and bland flavor. These new and innovative ingredients are expected to provide value for food and beverage manufacturers who are looking for ratios of soluble and insoluble fibers similar to what occurs naturally in foods.

Also during 2009, the Ingredients Group launched a line of SunOpta Soy Fiber Blends, also internally developed, which provide a unique combination of functional fiber and protein that increases yield, moistness, and maintains desired firmness in meat products. In addition, the Ingredients Group launched four new oat fiber products; Canadian Harvest® oat fiber 211 is used for fiber enrichment of whole grain products, primarily breads; Canadian Harvest® oat fiber 320 is used specifically for the fiber enrichment of crunchy cookies and crackers; Canadian Harvest® oat fiber 680 helps reduce breakage in crunchy snacks; and Canadian Harvest® oat fiber 240 is for use in a variety of low moisture baked goods which require high levels of fiber fortification.

Competition—Ingredients Group

Food ingredients are considered unique niche items usually developed or processed for specific customers or industry segments. The Ingredients Group competes with other product developers and specialty processors for the specialty ingredient business.

SunOpta Inc.	12	December 31, 2009 – 10-K

The food ingredients industry is intensely competitive. Competitors include major companies with food ingredient divisions, other food ingredient and sourcing companies, other insoluble fiber processors and consumer food companies that also engage in the development and sale of food ingredients. Many of these competitors have financial and technical resources as well as production and marketing capabilities that are greater than ours.

Distribution, Marketing, and Sales—Ingredients Group

Sales and marketing is done through a technically oriented customer account team. We believe that the most effective way to solve each customer’s problem is to gain a thorough understanding of the customer at all levels, build solid working relationships throughout the customer’s organization, be knowledgeable of the market segment in which the customer competes, and have a detailed technical understanding of the customer’s need as well as its preferred solution. We take a multidisciplinary approach to achieve this level of customer understanding and service. Members of the Ingredient Group’s direct sales force are teamed up with the appropriate technical personnel to work as “consultants” in defining and developing a range of potential solutions to our customer’s formulation and product development needs.

Suppliers—Ingredients Group

The Ingredients Group’s raw materials and packaging are sourced from approximately 65 suppliers with availability subject to world market conditions. There are a number of alternative sources of supply for all raw materials with critical supply relationships highlighted below. Oat and soy hulls are primarily sourced from major food companies or their brokers and there is ample supply to meet production requirements. The supply for these ingredients is sufficient to meet current demand. Dairy ingredients are purchased primarily from dairy producer cooperatives. Products are purchased in the spot market with certain ingredients purchased under short-term supply contracts. Supply shortfalls would have an effect on availability and price and would be reflected in finished product pricing for the Ingredients Group. Certain other raw materials are supplied by processing customers and are not sourced directly from suppliers within SunOpta Foods.

FRUIT GROUP

Operations and product offerings – Fruit Group

The Fruit Group is headquartered in Buena Park, California and focuses on providing natural and organic fruit and vegetable based products to the private label retail, quick-service restaurant, food service and industrial markets. The Fruit Group comprises two separate operating divisions:

1) Fruit Specialties (comprised of the acquisitions of Cleugh’s Frozen Foods Inc., Pacific Fruit Processors Inc., Hess Food Group LLC, Baja California Congelados S.A. de C.V., and Congeladora del Rio S.A. de C.V.), and

2) Healthy Fruit Snacks (comprised of Kettle Valley Dried Fruit, Ltd.).

We believe the Fruit Group is well positioned in the natural and organic frozen fruit and vegetable and healthy fruit snack markets. It has adjusted to recent profitability pressures through rationalization of operations, which has provided increased processing flexibility and a reduced cost base along with the implementation of numerous internal cost improvement initiatives. Our global sourcing and production capabilities, coupled with extensive product development expertise will provide a solid platform for future growth.

We estimate that the Fruit Group is one of the largest suppliers of organic individually quick-frozen fruit to the private label retail market in the United States, providing its customers with a wide range of products including bulk raw materials and value-added ingredients and quick-service products to casual dining restaurant and retail solutions. It services over 500 customers, including food manufacturers, food service distributors, quick-service and casual dining restaurants and retail companies located principally in North America and Asia.

SunOpta Inc.	13	December 31, 2009 – 10-K

The Fruit Group’s two divisions are described below.

Fruit Specialties Division. The Fruit Specialties division consists of both berry processing and fruit base operations. The berry processing operations consist of fruit and berry processing facilities with value added processing capabilities, as well as sourcing and trading capabilities provided by the Hess Food brokerage operation. This division processes strawberries, peaches, mangos and other fruits and vegetables, and packs natural and organic frozen fruits and vegetables for the private label retail, food service, and industrial ingredient markets. It sources fruits, berries, and vegetables from various growing regions throughout California and Mexico and processes the fruit into individually quick-frozen, block frozen, strawberry sugar packs and purees to meet our customer’s technical specifications. Fruit Specialties supplies frozen fruit products to the private label retail, food service and industrial markets, including food manufacturers and quick service and casual dining restaurants. Our poly-bag packaging operations in Buena Park, California and Irapuato, Mexico provide retail customers with a wide range of private label natural and organic frozen fruits and vegetables, including strawberries, blueberries, raspberries, blackberries, peaches, mangos, tropical fruit and many other items. We operate three berry processing facilities located in Buena Park, California, and Rosarito and Irapuato, Mexico. As a result of the general economic environment, we have ceased fresh strawberry processing at our Buena Park facility and are focusing efforts on our poly-bag operations for the retail market. Additionally, we entered into a facility lease arrangement and supply agreement for individually quick frozen (“IQF”) strawberries from the Salinas, California facility.

Pacific Fruit Processors, located in South Gate, California produces a range of value-added fruit bases in aseptic and other packaging for sale to manufacturers and food service operations and restaurants.

Raw materials consist primarily of fresh strawberries sourced from growers in California and Mexico, and fresh peaches, pineapple, mangos, honeydew melons, cantaloupes, and other fruits from growers in Mexico. The Fruit Specialties division faces competition when securing the grower base required to meet its needs; however, due to the location of our processing facilities, we are able to source raw materials from a number of growing regions. We also source other frozen fruits and vegetables from a number of domestic and worldwide growers, processors and traders, including our own International Sourcing and Trading Group.

Healthy Fruit Snacks Division. The Healthy Fruit Snacks division produces natural and organic fruit snacks. It operates processing facilities in Summerland, British Columbia and in Omak, Washington. During 2007 and 2008, operations were significantly expanded at the Omak facility by adding capacity for an additional 140 million units per year, doubling through-put. The primary raw material, apple, is sourced from local growers and internationally from our own International Sourcing and Trading Group. Production capabilities include a variety of bar, twist, rope and bite sizes and shapes, as well as the ability to add a variety of ingredients including fiber. The Healthy Fruit Snacks division has internal research and development capabilities to introduce innovative products to the marketplace.

Competition—Fruit Group

The berry processing operations compete with strawberry processors primarily in California and Mexico and frozen fruit imports from Mexico, South America, Europe and Asia. The competitive landscape includes companies with financial resources larger than ours. In many cases, Mexican, South American, European and Asian competitors are able to achieve greater cost efficiencies due to lower relative costs of living and costs of supply in these regions. The location of our processing facilities in Mexico and California provides us with a diversified supply base for our customers due to extended supply seasonality.

The fruit base operations compete with regional and national food manufacturers, and face research and development competition from flavor companies. A number of these competitors have production capabilities and financial resources that are greater than ours.

The Healthy Fruit Snacks division has a small number of competitors, some of whom have production and technical capabilities and financial resources greater than ours. These competitors include independent fruit snack manufacturers and fruit snack divisions of larger food manufacturers.

SunOpta Inc.	14	December 31, 2009 – 10-K

Distribution, Marketing and Sales—Fruit Group

The berry processing operations supply frozen fruit products to the private label retail, food service and industrial markets, including food manufacturers and quick service and casual dining restaurants.

The fruit base operations supply natural and organic value-added fruit ingredients to the dairy, food service and beverage industries. It offers fruit bases and preps for customers seeking high-quality, custom formulations to meet their special flavor and texture profiles. Applications include fruit for yogurts, ice creams, cheeses, smoothies, shakes, frozen desserts, bakery fillings, health bars, various beverages, dressings, marinades, dips and sauces. The fruit base operations’ research and development team is integral to its reputable product quality and customer service. Manufacturing capabilities include aseptic and conventional processing and packaging.

The Healthy Fruit Snacks division focuses on supplying natural and organic fruit snacks to the private label Canadian and U.S. retail markets and intends to expand distribution globally due to the portable nature of these products.

Suppliers—Fruit Group

The berry processing operations source fresh and frozen fruits, berries, and vegetables from a large number of growers throughout California and Mexico.

The fruit base operations’ primary raw materials are sourced from processors and traders of frozen fruits and vegetables, including our own International Sourcing and Trading Group and berry processing operations, major sweetener producers, and a number of regional and national flavor companies. Availability of supplies is subject to world market conditions, including quantity and quality of supply.

The Healthy Fruit Snacks division’s raw material suppliers include growers and traders of apples and apple concentrates, flavor companies as well as processors and traders of fruit products including our own International Sourcing and Trading Group. This division is subject to the availability of apple-based supply which is subject to conditions beyond our control.

INTERNATIONAL SOURCING AND TRADING GROUP

Operations and product offerings – International Sourcing and Trading Group

The International Sourcing and Trading Group is headquartered in Aptos, California, and Amsterdam, the Netherlands. It is comprised of SunOpta Global Organic Ingredients Inc. and The Organic Corporation. It also operates a factory in Dalian, China that supplies food grade organic soybeans and feed, organic sunflower kernels and other grains. In addition, we have sourcing and processing operations for organic coffee and organic sesame seeds in Ethiopia. The International Sourcing and Trading Group sources raw material ingredients from approximately 60 countries around the world, and, in our estimation, is the largest supplier of a wide range of organic commodities to the food industry in the European, North American and Asian markets.

The International Sourcing and Trading Group provides organic food solutions to major global food manufacturers and distributors, and major U.S. supermarket chains with a variety of industrial and private label retail products. It sources or produces organic fruit and vegetable-based ingredients, sweeteners, cocoa, coffee, grains, nuts, seeds and pulses and other organic food products from virtually every continent and in both hemispheres to ensure quality of supply, minimize crop risk and provide contra-seasonal solutions to our customers. In many cases, we will enter into exclusive arrangements with growers and/or processors of key strategic commodities to control the reliability of our supply chain. Utilizing a number of strategic and/or exclusive co-pack relationships and an experienced research and development team, we are able to provide our retail customers and distributors with organic private label turn-key solutions in a variety of product categories, including juices, frozen fruits and vegetables, specialty beverages and tomato products.

SunOpta Inc.	15	December 31, 2009 – 10-K

Competition—International Sourcing and Trading Group

The organic food industry is intensively competitive due primarily to the limited worldwide supply of organic raw materials. Our competitors in the supply of industrial ingredients include domestic and worldwide brokers, traders and food processors. In the private label retail market, competitors include major food manufacturing companies, some of which have production and technical capabilities more extensive than ours.

Distribution, Marketing and Sales—International Sourcing and Trading Group

The International Sourcing and Trading Group operates administrative, research and development offices in Aptos, California and Amsterdam, The Netherlands, and sales and sourcing offices in Germany, France, Thailand, Ethiopia and the United States.

Sales and marketing is done through technically oriented sales teams strategically located close to specific geographic sourcing and sale regions. The International Sourcing and Trading Group maintains one of the largest global sourcing and supply networks in the world, working closely to manage global organic supply and link these supplies with diverse customer needs. The group also provides procurement support for other SunOpta operations.

Suppliers—International Sourcing and Trading Group

The International Sourcing and Trading Group’s raw material suppliers include growers, processors and traders of organic fruit and vegetable based ingredients, sweeteners and other food products. Raw materials are sourced from growing regions worldwide, including North America, South America, Central America, Europe, Africa and Asia. Organic food suppliers are required to meet stringent organic certification requirements equivalent to the United States Department of Agriculture (“USDA”) National Organic Program, European Union standards or others.

DISTRIBUTION GROUP

Operations and product offerings – Distribution Group

The Distribution Group, headquartered in Concord, Ontario, represents the final layer of our vertically integrated organic, natural and specialty foods and natural health products business model. We started to build a Canadian organic and natural food distribution system in late 2002 and since then have built what we believe is the largest distribution platform in Canada, serving natural, organic and specialty foods and natural health products and handling natural, organic, kosher and specialty food products; fresh organic produce, vitamins, supplements and other natural health products.

The Distribution Group operates from a series of warehousing and distribution centres located in British Columbia, Ontario and Quebec, and utilizes third party carriers to supplement core operations. In addition, the group’s natural health products operation maintains processing and packaging facilities in located in Brantford, Ontario and Rockwood, Ontario.

The Distribution Group’s major products include:

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

  Kosher and Specialty Foods Grocery – approximately 6,000 kosher and specialty grocery items including dry and refrigerated product offerings.

  Natural Health Products – approximately 7,000 branded and/or distributed SKUs of natural vitamins, supplements and health and beauty aids, many of which are formulated, processed and packaged within our vertically integrated manufacturing operations and sold under company brands such as Herbon, Vivitas, Nature’s Harmony and Quest.

SunOpta Inc.	16	December 31, 2009 – 10-K

Competition—Distribution Group

The Distribution Group competes against much larger conventional distributors; however, we believe that the Distribution Group is the largest national natural and organic foods and natural health products distributor in Canada. Competition in organic and natural grocery products is represented by a number of regional natural and organic food distributors that vary greatly in size. We believe that we are Canada’s largest distributor of natural health products. The Distribution Group also competes with a handful of national distributors and a diverse group of much smaller regional distributors.

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

Suppliers—Distribution Group

The Distribution Group sources products from over 900 suppliers around the world. Generally, we believe our supply is sufficient; however, quality, price and availability of fresh produce can be affected by harsh weather conditions in growing regions, which can result in fluctuations and inconsistencies in our supply. With respect to fresh produce items, supply is controlled through spot pricing, with changes in supply reflected in prices to end customers.

Regulation – SunOpta Foods

SunOpta Foods is affected by a wide range of governmental regulations and policies in various countries and regions where we operate, including the United States, Canada, the Netherlands, and the European Union. These laws, regulations and policies are implemented, as applicable in each jurisdiction, on the national, federal, state, provincial and local levels. Examples of laws and regulations that affect SunOpta Foods include laws and regulations applicable to the use of seed, fertilizer and pesticides; the purchasing, harvesting, transportation and warehousing of grain and other products; the processing and sale of food, including wholesale operations; and the labelling and marketing of food and food products. Additionally, government-sponsored price supports and acreage set aside programs are two examples of policies that may also have an impact on us. In addition, our business activities are subject to a number of environmental regulations.

SunOpta Foods is involved in the sourcing, manufacturing, supplying, processing, marketing, selling and distribution of organic seed and food products and, as such, is subject to certain organic quality assurance standards. We believe we are currently in compliance with all state and federal fertilizer, pesticide, food processing, grain buying and warehousing, and wholesale food-handling regulations. Regulatory agencies include the USDA, which monitors both the organic process and agricultural grain business; the FDA, which oversees the safety, security and efficacy of the food supply in the United States; the Canadian Food Inspection Agency (“CFIA”) which monitors food processing and safety in Canada; and SKAL, an organization that certifies organic products in the Netherlands.

SunOpta Inc.	17	December 31, 2009 – 10-K

Certain food ingredients are regulated under the 1958 Food Additive Amendments to the Federal Food, Drug and Cosmetic Act of 1938 as administered by the FDA. Pre-marketing approval by the FDA is required for the sale of a food additive unless we believe the substance is generally regarded as safe (“GRAS”) under FDA standards. A food additive is a substance, “the intended use of which results or may reasonably be expected to result, directly or indirectly, either in their becoming a component of food or otherwise affecting the characteristics of food.” Such pre-marketing approval for ingredients that are not GRAS, which is issued in the form of formal regulation, requires demonstrating that both the food ingredient is safe under its intended conditions of use, and that it achieves the function for which it is intended.

Companies may establish GRAS status through “self-affirmation” whereby the producer determines on its own that the ingredient is GRAS, normally with the assistance of a panel of qualified experts. The producer may also voluntarily submit a “GRAS Notification” to the FDA that includes the products description, conditions of use, and the basis for GRAS determination, among other information. The FDA response, typically within 180 days, to a GRAS notice is not an approval and the product may be marketed while the FDA is reviewing the information.

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

Many of SunOpta Food’s products are being marketed pursuant to GRAS self-affirmation. We believe that a majority of products for which we have retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. Thereafter, we decide whether self-affirmation procedures and a GRAS notification will be appropriate. For those components that do not qualify for GRAS, we may be required to file a Food Additive Petition. In the event that a petition is required, we may elect to sell or license its rights to manufacture, market, and distribute the component to another party.

Countries other than the U.S. also regulate the sale of food ingredients or characterize food ingredients differently. Vitamin and minerals supplements in the U.S. are regulated pursuant to the Dietary Supplement Health and Education Act, which regulates these products as foods. In Canada most of these products are presently regulated as Natural Health Products (NHPs), a sub-category of drugs. Regulations vary substantially from country to country, and we take appropriate steps to comply with such regulations. In Canada, we have sales of NHPs, drugs, cosmetic, devices and pest control products. These may be regulated by various federal, provincial and municipal laws, but are principally regulated by the Canadian federal government pursuant to Canada’s Food and Drugs Act and supporting regulations, the Pest Control Products Act and supporting regulations and the Canada Environmental Protection Act, 1999, (“CEPA”) and supporting regulations. A substantial portion of these products, are classed in Canada as NHPs and are regulated pursuant to the provisions of the Food and Drugs Act and the Natural Health Product Regulations (“NHP Regulations”), enacted under Canada’s Food and Drugs Act.

As this regulatory framework is still considered to be relatively new (it became effective January 1, 2004), Health Canada has published a compliance policy and guide which have the practical effect of temporarily relaxing enforcement of the NHP Regulations, assisting regulated parties in becoming compliant with the NHP Regulations. Prior to the adoption of the NHP Regulations, many of the NHPs now regulated under the NHP Regulations were previously regulated as drugs pursuant to the Food and Drug Regulations. These products which had a drug identification number (“DIN”) had to transition to the NHP regulatory framework by December 31, 2009.

SunOpta Inc.	18	December 31, 2009 – 10-K

Full compliance with the NHP Regulations will likely be required by the end of 2010 or 2011, based on verbal representations made by the NHP Directorate to industry representatives. This extension of the compliance policy and guide is and likely will be dependent on the ability of the Natural Health Products Directorate’s ability to reduce the existing backlog to workload, i.e. reducing the time frame from submission to review of a pre-market application from the existing time frame to a time frame considered to be representative of performance criteria to be established for future operations of the NHPD. As such, our compliance with the NHP Regulations will at that point become mandatory, and any NHPs for which a market authorization has not been granted will have to be removed from the marketplace until the market authorization is issued. Failure to do so could see enforcement action taken by the Health Products and Food Branch Inspectorate, which could include the removal of non-compliant NHPs from the market place and possibly result in charges against us.

Health Canada is also re-evaluating how food-like NHPs are currently regulated in Canada. Food-like NHPs are products that meet the technical definition of an NHP under the NHP Regulation, but are in food format. Health Canada has outlined that it will likely propose amendments to the NHP Regulation and Food and Drug Regulations so that most of these products would be regulated as a food.

Stewardship Ontario’s Consolidated Municipal Hazardous or Special Waste (CMHSW) program will expand to include drugs and natural health products (except products in food format). This is a waste diversion program whereby a company that is resident in Ontario and is a brand owner or a first importer of any of the materials designated under the CMHSW program is obligated to register, file reports on the materials it supplies for sale or use in the Ontario market and remit fees to Stewardship Ontario. Registration is required by March 1, 2010, reports must be filed starting April 30, 2010, and fees must be paid starting July 31, 2010. The overall cost is a concern amongst industry members as the term “units” in the fee schedule does not refer to a container, but rather the number of pills, milliliters, or grams contained within a package. Stewardship Ontario has indicated to the industry that once the reporting period is over, it will reassess the fee schedule in light of a more comprehensive understanding of the market and advised that fees will be adjusted accordingly.

In addition to the NHPs and drugs that we sell, we also import and sell cosmetic products for which we file with Health Canada, cosmetic notification forms, a post-marketing requirement for those cosmetics manufactured in Canada and a pre-market requirement for those products imported into Canada. In light of the changes to the Cosmetic Regulations requiring ingredient disclosure on the cosmetic product labeling, we continue to work with our vendors to bring cosmetic labeling into compliance.

In addition, there is an ongoing review of ingredients used in regulated products, including those we sell, for compliance with CEPA. The Canadian Federal Government has undertaken a review of ingredients used in commerce for these regulated products with a view of determining whether the use of certain ingredients in these products represent a risk to the environment. This could eventually lead to the removal of the use of these ingredients in Canada. This would require us to re-formulate any of our products (if any) affected by such a determination.

On April 8, 2008, the Canadian Federal Government introduced two proposed pieces of legislation intended to overhaul the Food and Product Safety Laws in Canada. Bill C-51, legislation to amend the Food and Drugs Act, and Bill C-52, the Canada Consumer Product Safety Act.

Although Bill C-51 and Bill C-6 (formerly Bill C-52) died on the order paper, it is expected that the Parliament of Canada will reintroduce these proposed laws, most likely during the next session. Bill C-51 and Bill C-6 proposed amendments to the Food and Drugs Act as well as a new Canada Consumer Product Safety Act. The proposed changes include greater oversight of manufacturers, importers and retailers, including requiring holders of market authorizations to provide information and/or conduct tests to establish the benefits and risks associated with the sale of the product, which is intended to lead to:

  Increased public access to risk and benefits associated with products;
  Ability to disclose personal and confidential business information;

SunOpta Inc.	19	December 31, 2009 – 10-K

  A general prohibition against the manufacture, importation, advertisement or sale of consumer products that are a danger to human health or safety;
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

SunOpta Foods endeavours to comply in all material respects with applicable environmental regulations. Some of the key regulations in the U.S. include:

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

All of SunOpta Food’s Canadian manufacturing facilities and warehouses are registered with the CFIA and/or Health Canada. All imported materials are shipped in compliance with the notification systems that alert FDA, Health Canada, the CFIA and customs before the materials enter the country. We have the necessary processes and controls in place that provide for an additional level of traceability of all raw materials from the supplier to the immediate subsequent recipient of the finished products. We also recognize and have the necessary programs that allow the applicable regulatory body the right to seize, voluntarily retain and or recall any regulated product if required by law and if the regulatory body has credible evidence that the sale of the product and its use may be a threat to the health and well-being of the intended recipient.

As a result of our acquisition of The Organic Corporation headquartered in the Netherlands, we are now subject to Dutch and European Commission (“EC”) regulations and policies. The Organic Corporation is involved in the sourcing, supplying, marketing, selling and distribution of organic food products and, as such, is subject to standards for production, labeling and inspection of organic products contained in EC Regulation 2092/91 (and its subsequent amendments). The Organic Corporation is certified by SKAL, the inspection body for the production of organic products in the Netherlands. Products certified as organic by a European Union recognized inspection body, such as SKAL, can be marketed within the entire European Union.

The Organic Corporation is also affected by general food legislation both at an European Union and Dutch level relating to product safety and hygiene, among others. The Organic Corporation is Hazard Analysis and Critical Control Point (“HACCP”) certified in the Netherlands and manages a fully computerized system that guarantees the traceability of each product. In addition, The Organic Corporation also considers and abides by European Union and local legislation with regard to packaging and packaging waste.

SunOpta Inc.	20	December 31, 2009 – 10-K

Research and Development – SunOpta Foods

Research and development and new product innovation are key priorities of SunOpta Foods and initiatives are focused on continuous improvement of our existing product portfolios and production processes as well as the development of innovative new products. Innovation is a key pillar for us and a necessity in the natural and organic foods and natural health categories.

SunOpta Food’s extensive applications and research and development expertise is organized around four key product categories:

  Grains and grain-based ingredients through finished packaged products;
  Value-added ingredients focused on fiber based applications;
  Fruit, juices and fruit-based ingredients through finished packaged products and healthy fruit snacks; and
  Natural health products sold via certain owned brands within Purity Life and other divisions within the Distribution Group.

Our product development teams include highly trained and experienced food scientists, technologists and engineers and are dedicated to both the development of unique new product offerings plus addressing product development opportunities for our customers including new and custom formulations, innovations in packaging formats, and new production processes and applications. Applications and technical support provided by each of our operating groups to our customers include all aspects of product development from concept to commercial launch as well as ongoing manufacturing and processing support. Representatives from our operating groups also meet regularly to coordinate efforts to develop products which leverage the talents and product capabilities from across our organization.

SunOpta Foods continues to develop new products to maximize the capabilities of our aseptic packaging facilities in Modesto and Alexandria. In addition to new soy based beverages, new products include beverages using alternative ingredients such as almonds, oat and hemp. These products address the growing consumer demand for non-dairy based beverages. In addition, we have developed products such as teas, broths, and soups. The expanding interest to incorporate soy and grain-based foods in consumers’ diets also creates numerous opportunities to develop ingredients that can be incorporated into food developers’ menu items.

In addition, SunOpta Foods continues to expand its product portfolio via the addition of new fiber offerings that can be used with its oat-derived ingredients to improve the nutritional content and functionality of a variety of foods. Demand for food fibers has continued to show significant growth and we believe that this is a long-term trend due to an increased focus on healthy foods. Many of our ingredient solutions can be used in products that aid in satiety to respond to the growing epidemic of obesity in North America and elsewhere. Many of our ingredients can also be used in products which qualify for a “whole grain” claim by augmenting the insoluble and soluble fiber content of foods.

SunOpta Foods also continues to develop new fruit-based beverages, healthy fruit snacks as well as innovative fruit ingredient systems for the dairy, food service and beverage industries. We are also looking at using fiber and other ingredients in these fruit products to improve their ability to address satiety and lower glycemic indices.

More recently, we have focused resources on developing new life stage, gender specific natural health products which address the different nutritional needs of men, women, boys and girls at different stages of life. Associated with these new product offerings, we have also introduced new award-winning packaging designs and formats.

Intellectual Property – SunOpta Foods

The nature of a number of SunOpta Food’s products and processes requires that we create and maintain patents, trade secrets and trademarks. Our policy is to protect our technology, brands and trade names by, among other things, filing patent applications for technology relating to the development of our business in the U.S. and in selected foreign jurisdictions, and registering trademarks in the U.S., Canada and selected foreign jurisdictions where we sell products.

SunOpta Inc.	21	December 31, 2009 – 10-K

SunOpta Food’s success will depend, in part, on our ability to protect our products, trade names and technology under U.S. and international patent laws and other intellectual property laws. We believe that we own or have sufficient rights to use all of the proprietary technology, information and trademarks necessary to manufacture and market our products; however, there is always a risk that patent applications relating to our products or technologies will not result in patents being issued, or, if issued, will not be later challenged by a third party, or that current or additional patents will not afford protection against competitors with similar technology.

We also rely on trade secrets and proprietary know-how and confidentiality agreements to protect certain technologies and processes. Even with these steps taken, our outside partners and contract manufacturers could gain access to our proprietary technology and confidential information. All employees are required to adhere to internal policies which are intended to further protect our technologies, processes and trade secrets.

Employees – SunOpta Foods

SunOpta Foods has approximately 2,060 full-time employees as of December 31, 2009. Aside from unions at our Mexican facilities in the Fruit Group and the International Sourcing and Trading Group, there are no other unions within SunOpta Foods.

Properties – SunOpta Foods

SunOpta Foods operates 25 processing facilities (13 owned, 12 leased) in eleven U.S. states, three Canadian provinces, Mexico, China and Ethiopia. SunOpta Foods also owns and leases a number of office and distribution locations and also leases and utilizes public warehouses to satisfy its storage needs. For more details see Item 2, Properties.

OPTA MINERALS

Opta Minerals, our majority-owned subsidiary, is a vertically integrated provider of custom process solutions and industrial minerals products for use primarily in the steel, foundry, loose abrasive cleaning, roof shingle granules and municipal water filtration industries. Experiencing solid growth since 1996, we believe Opta Minerals has become one of the leading suppliers of industrial minerals and silica-free loose abrasives in a number of select markets in North America and Eastern Europe.

We acquired Opta Minerals (formerly known as Barnes Environmental and Industrial) in 1995. Since then, Opta Minerals has grown steadily through a combination of internal growth and strategic acquisitions in eastern and central Canada, eastern, central and southeastern United States, France and Slovakia: George F. Pettinos (Canada) Limited (PECAL) and Temisca, Inc. were acquired in 2000; Virginia Materials Inc. and 51% of International Materials & Supplies Inc. were acquired in 2001, with the remaining 49% minority interest in International Materials & Supplies acquired in 2002; Distribution A&L was acquired in 2004; certain assets of the abrasive division of Hillcrest Industries Inc. were acquired in 2005; Magnesium Technologies Corporation and Bimac Inc. were acquired in October 2006; Newco was acquired in 2007; and 67% of MCP Mg-Serbien was acquired in 2008, with the remaining 33% interest acquired in 2009. See Note 2 to the Consolidated Financial Statements for further details of acquisitions during 2008 and 2009.

In February 2005, we sold approximately 29% of the outstanding common shares of Opta Minerals as part of an initial public offering, and it now trades on the TSX under the symbol “OPM.” As part of our acquisition of Newco a.s. in 2007, Opta Minerals issued an additional 1,000,000 common shares which, when combined with the issuance of employee option grants, has reduced our equity ownership in Opta Minerals to approximately 66.4%.

Major Developments in 2009 and 2010 in Opta Minerals

In early 2009, Opta Minerals entered into agreements to establish abrasive processing operations in Texas and Florida in order to cost-effectively supply southern regions of the United States. The Texas facility has been fully operational since the fourth quarter of 2009, and the Florida facility is expected to be operational in the second quarter of 2010.

SunOpta Inc.	22	December 31, 2009 – 10-K

On December 22, 2009, Opta Minerals fulfilled its obligation under statutory laws in France to increase the value of its shareholdings due to cumulative unconsolidated losses at MCP. At the same time the non-controlling interest declined to increase its pro-rata share of the shareholdings. As a result, the non-controlling interest’s shares were cancelled and for no consideration, Opta Minerals increased its ownership in MCP to 100%. The acquisition of the MCP Mg-Serbian operations in France has complemented Opta Mineral’s existing operations while expanding business its capabilities in Europe.

Commencing in the fourth quarter of 2008 Opta Minerals implemented a wide range of cost-saving measures to align operations with customer demand. In total, these restructuring efforts reduced operating costs approximately $6 million compared to the beginning of 2008. During the year, Opta Minerals discontinued operations in Attica, New York, and sold assets in the operation in exchange for a release of the Company’s obligations under an existing lease and service agreement, consolidated operations into one facility in Quebec, sold a Company-owned warehouse and renegotiated a lease termination agreement for another.

Operations and product offerings – Opta Minerals

Opta Minerals competes primarily in the industrial minerals and silica free abrasives markets, focusing to date on select markets in the eastern, southern and central areas of North America and in Europe, operating facilities in Louisiana, South Carolina, Maryland, western New York, Quebec, the Slovak Republic and France. Its successful integration of its business acquisitions into its existing operations and financial management systems has created synergies that have increased revenues and profit margins. It has invested in improving plant equipment and infrastructure and has been able to reduce costs while growing production capabilities. As a result, we believe that Opta Minerals is currently well-positioned to expand current operations with modest capital expenditures.

Its principal product lines include the following: (i) blends of industrial minerals used primarily in heavy industrial applications; (ii) silica-free abrasives; and (iii) specialty sands, filtration media and other products and services.

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

SunOpta Inc.	23	December 31, 2009 – 10-K

Properties

Opta Minerals’ operations encompass and service much of North America, with production facilities located in Louisiana, South Carolina, Texas, Virginia, Maryland, New York, Michigan, Indiana, Ontario and Quebec, allowing us to maintain a strong customer base throughout North America by providing economic supply and timely delivery of products and services to its customers. In addition to our manufacturing facilities, we also own and operate distribution and packaging centers in Ontario and Quebec. Opta Minerals has built or acquired facilities at locations along the east and southern coasts of the United States where major shipbuilding, ship repair, bridge cleaning and roofing shingle production activities are concentrated. Multiple facilities allow for fast and economic service and have enabled us to broaden our product lines to supply wider markets and applications from these facilities.

Opta Minerals’ operations in Kosice, Slovakia and Romans-sur-Isere, France service major integrated steel mill customers as well as a variety of other industries in Europe and represent a platform for continued growth in European markets.

The Temisca specialty sand operation located in St. Bruno de Guigues, Quebec provides Opta Minerals with an economic, high-quality source of specialty sands for non-abrasive applications including water filtration applications, golf course bunkers and other commercial applications. Due to an unusual natural deposit of silica sand (in St. Bruno de Guigues), strong quality control, extensive research and development and marketing efforts, we believe Opta Minerals is effectively positioned in the markets it serves as a high-quality producer of specialty silica sand products.

For more details, see Item 2, Properties.

Competition

Industrial Minerals
The industrial minerals industry is characterized by a number of large public and private companies that service the bulk of requirements for both the foundry and steel industry. These companies include Foseco Steel, Stollberg Group, SKW Mettalurgie Gmbh, Magnesium Elektron, Prince Minerals and RHI AG and tend to have broad product offerings that service a range of customer requirements. The remaining market requirements are fulfilled by small regionally based niche companies with limited product lines that generally focus on local markets.

Silica-Free Abrasives
The silica-free abrasives industry is characterized by a number of small, regionally-based niche companies with limited product lines tending to focus on geographically adjacent markets. Our competition varies by product line, customer classification and geographic market. Opta Minerals conducts business throughout North America with a focus on key regions including the Québec-Detroit corridor, New York, Virginia, Georgia, Florida and the Gulf of Mexico region, all of which are areas of high volume ship repairs and bridge cleaning activities.

Specialty Sands and Other Products and Services
Competition within the specialty sand and other niche markets serviced by Opta Minerals is characterized by a number of small, regionally-based competitors. Competition varies by product line, customer classification and geographic market.

In both abrasive and industrial minerals markets, Opta Minerals competes through a combination of exceptional product quality and customer service combined with competitive pricing.

SunOpta Inc.	24	December 31, 2009 – 10-K

Distribution, Marketing and Sales

Opta Minerals has an active program to develop and acquire new products and services that expand our target markets while leveraging our existing infrastructure and expertise. We offer one of the broadest ranges of industrial minerals and abrasives in the industry and can provide customer product configurations solutions for every type of application. Opta Minerals conducts business throughout North America and key areas of Europe, via a direct sales force supported by strong technical and operational resources, with a focus on high volume industrial mineral consumption regions. Our facilities are strategically located near customers or raw material supplies to economically and efficiently distribute products.

Suppliers

As is customary in the industry, Opta Minerals does not have long-term contracts with its major suppliers. Although we believe that we have access to similar products from competing suppliers, any disruption in the source of supply, particularly of the most commonly used or exclusively sourced items, or any material fluctuation in the quality, quantity or cost of such supply, could have a material adverse effect on the results of operations and financial condition.

Opta Minerals obtains key abrasive raw materials such as magnesium, lime, coal slag, copper slag, nickel slag and garnet from a wide variety of global sources. Copper slag is supplied by both domestic and foreign mining and refining companies. Coal slag is supplied on an exclusive basis from U.S. power plants and other suppliers. Opta Minerals produces industrial garnet derived from a waste mining stream at its Keeseville, New York facility. In addition, we have agreements with multiple mines in China and suppliers in India to market their garnet in North and South America. We also purchase significant quantities of magnesium for our mill and foundry services operations from manufacturers located primarily in China, Eastern Europe and the Middle East.

Regulation

Opta Minerals’ business primarily involves the handling of inorganic and mineral-based materials. These types of materials are generally benign and are not expected to give rise to environmental issues. Almost all of our environmental regulation is standard to the industry with the exception of certain permits required in Ontario and Virginia to recycle various types of solid waste. The Ontario Ministry of Environment has the right to inspect the Waterdown, Ontario site and review the results of third party monitoring and perform its own testing. Similar rights of inspection by the U.S. Environmental Protection Agency and state regulators exist at the facility in Norfolk, Virginia. At both locations, we are subject to monthly reporting and periodic audits as well as having a financial bond in place with the respective governments should there be a contamination.

Since we acquired the business in 1995 (and, with respect to the businesses we have acquired, since the respective acquisition dates thereof), we believe Opta Minerals has been in material compliance with all applicable environmental legislation and has not been subject to any actions by regulatory authorities. Based on known existing conditions, all facilities are currently in material compliance with all environmental permitting requirements of the local authorities and are reviewed on an annual basis. These permits generally cover air and ground water at those facilities where applicable. Absent any currently unforeseen changes to applicable legislation, we anticipate that future costs relating to environmental compliance will not have a material adverse effect on our financial position.

Employees

Opta Minerals has been successful in identifying, attracting and retaining talented employees with relevant technical and industry expertise. In particular, we have assembled an experienced management team with a diverse and complementary set of skills and experience, both within and from outside of the industry.

As of December 31, 2009, Opta Minerals had 181 active employees, including 18 employees in sales and marketing, 25 in corporate administration and finance, 27 in customer service, 23 in engineering and plant management, 6 in research and development and quality control, 3 in purchasing and the remaining 79 in production.

SunOpta Inc.	25	December 31, 2009 – 10-K

SUNOPTA BIOPROCESS

Operations and product offerings

SunOpta BioProcess is focused on the commercialization of its internally developed steam explosion technology and related processes known as the “SunOpta BioProcess System” (formerly known as the “StakeTech System”) including process engineering and equipment supply. In addition, SunOpta BioProcess has taken several steps over the past few years towards development of downstream technologies beyond fiber pre-treatment and production of biomass-derived specialty products with a focus on cellulosic ethanol.

The SunOpta BioProcess System provides a method for the rapid and continuous autohydrolysis pre-treatment of biomass under high temperature and pressure. The SunOpta BioProcess System can also serve as a platform for other pre-treatment processes such as Dilute Acid Hydrolysis and Ammonia Fiber Explosion (AFEX). Raw materials can include wood chips, sugarcane bagasse, cereal straws, waste paper, and potentially many other agriculture residues and energy crops. In their natural state, these materials are not easily separated into their component parts. By continuous processing with the addition of high-temperature steam, the SunOpta BioProcess System breaks the chemical and physical bonds that exist between the components of these materials allowing their subsequent separation and processing into products and components that may have wide and diverse applications. SunOpta BioProcess has demonstrated its equipment and technology on a commercial scale in several applications.

This technology has been proven via application around the world and is currently focused by management on the treatment of biomass for cellulosic ethanol, food and pulping applications, with the primary focus being on the application of our technology in the cellulosic ethanol market. The market opportunity in this sector has increased significantly due to the high cost of energy, the increased demand and cost for commodity foods such as corn for use as biofuel feedstocks, energy security issues, increased availability of government grants and loans, and environmental issues related to competing technologies. We are executing a two-pronged strategy to pursue this opportunity: (1) sales of manufacturing equipment with associated license fees, and (2) direct investment by SunOpta BioProcess in cellulosic ethanol production capacity.

SunOpta BioProcess’s business is not affected by seasonality.

Major Developments in 2009 and 2010 in SunOpta BioProcess

In late 2007, SunOpta BioProcess entered into a letter of intent with Central Minnesota Ethanol Co-op (“CMEC”) of Little Falls, Minnesota to complete feasibility and engineering studies for a joint venture to build, own, and operate a 10 million gallon per year cellulosic ethanol plant. The proposed operation is to be located adjacent to CMEC’s existing 21.5 million gallon per year corn starch-to-ethanol plant and will utilize readily available wood chips. CMEC and SunOpta BioProcess, along with Bell Independent Power Corporation of Rochester, New York, formalized the joint venture in April 2008 to further study the feasibility for the cellulosic ethanol plant. The joint venture operates under the name Central Minnesota Cellulosic Ethanol Partners (CMCEP). The feasibility study was divided into two phases. The first phase was supported by a $100,000 grant from the Agricultural Utilization Research Institute (AURI) in Minnesota and was completed in late 2008. The second and final feasibility phase which involves detailed engineering, refinement of capital and operating cost estimates, determination of raw material availability, and evaluation of other parameters is expected to be complete in the first half of 2010. CMCEP was awarded a $910,000 NextGen grant from the Minnesota Department of Agriculture to support the completion of the feasibility study. Receipt of NextGen progress payments is contingent upon completion of a detailed work plan appended to the CMCEP contract with the NextGen Board of Directors. Under the work plan, deliverables are invoiced quarterly to the NextGen grant administrator. NextGen funding is also contingent upon matching in-kind and cash contributions from SunOpta BioProcess and its partners. A failure to complete work as scheduled or as required could result in an inability to claim the full NextGen funding.

SunOpta Inc.	26	December 31, 2009 – 10-K

China continues to be a major focus for cellulosic ethanol commercialization efforts due to its high demand for energy and its lack of food-based alternatives for feedstock. In 2006, we sold proprietary biomass conversion equipment to a customer in China which has been successfully installed, commissioned, and operated. Discussions continue with this customer regarding the potential supply of equipment and a technology license for a significantly scaled-up system. In November, 2009 negotiations with a major supplier of ethanol in China were completed and resulted in a $6,725,000 contract being awarded to SunOpta BioProcess to supply our proprietary fiber preparation and fiber pre-treatment equipment and processes for use in the production of cellulosic ethanol. The Chinese client is one of the largest operators in the corn biochemical processing and new energy sectors in China and is owned by a consortium of leading Chinese companies including one of the largest petrochemical companies in China. Our equipment will be installed in a planned cellulosic ethanol demonstration plant scheduled for completion in late 2010. The plant will be located adjacent to an existing starch-to-ethanol facility and will utilize local corn stover as feedstock. The development of cellulosic ethanol alternatives has taken a high profile in China as the Central Government has discouraged further development of corn to ethanol plants due to environmental and food supply issues.

A proprietary steam explosion system has also been installed in the first U.S.-based cellulosic ethanol demonstration facility. This facility came on-line in early 2009 with the mechanical warranty period on our equipment supply contract expiring shortly thereafter in mid-2009.

The U.S. and Chinese operating facilities are important to us, as they are the first commercial cellulosic ethanol demonstration plants in the world, and are expected to form the basis for potential future orders and the scale-up to larger commercial facilities.

SunOpta BioProcess expanded its pilot plant capabilities at a site in Ontario, Canada. Commissioning on the new pilot plant facility was completed in the second quarter of 2009. The pilot plant provides us with the ability to keep our technological programs moving forward, to test new equipment designs and processes, to serve as a demonstration and training site for its commercialization efforts, and to drive revenue by providing pilot-scale services to external parties.

In July 2009, SunOpta BioProcess was awarded a Cdn $810,000 research grant from the National Research Council of Canada to cover labour costs incurred in conjunction with our R&D activities through to January 2011. The grant has allowed us to accelerate completion of a number of our R&D initiatives.

In January 2010, SunOpta BioProcess was awarded Cdn $5,500,000 in funding from Sustainable Development Technology Canada (“SDTC”) to assist SunOpta BioProcess and its partners to design, build and operate an integrated cellulosic ethanol plant and co-located xylitol production facility to be located in the Greater Toronto area. Early in 2008, we formed a joint venture with Xylitol Canada with the goal of researching and co-developing a proprietary technology to produce xylitol using co-product streams from the production of cellulosic ethanol. These efforts resulted in the development of a viable xylitol production technology for use in tandem with cellulosic ethanol production. The next step in the development of this technology will provide the necessary technical and economic performance data to validate scale-up to commercial-scale production of both cellulosic ethanol and xylitol. The fabrication of valuable co-products is expected to allow biofuel producers to increase their profitability and competitiveness. SunOpta BioProcess and its partners have developed an integrated process that will produce both food grade xylitol, which is considered to be a healthy sugar substitute, and fuel-grade cellulosic ethanol, therefore increasing the economic and environmental sustainability of cellulosic ethanol production. Using wood chips as feedstock, the technology is projected to decrease process water consumption by up to 75% compared to producing corn ethanol while retaining all of the life-cycle carbon benefits inherent to cellulosic ethanol. The project involves the construction of a demonstration facility at a total cost of approximately Cdn $17,000,000, to be funded approximately 67% by the partners and 33% by the SDTC grant. The construction of the demonstration facility is not expected to have an impact on 2010 operating results. The facility is anticipated to produce up to a rated capacity of 620 tons of xylitol and two million liters of cellulosic ethanol per year. Operation of the facility is expected to commence December 2010 with process validation complete by December 2011. Thereafter the facility may be operated for process optimization, continuous improvement, and to test new innovations. Upon completion of the SDTC project, construction of a 10,000 metric ton commercial xylitol facility in connection with a minimum 40 million liter cellulosic ethanol facility is contemplated to commence in September 2011, with first xylitol production from this facility expected by December 2012.

SunOpta Inc.	27	December 31, 2009 – 10-K

In January 2010 SunOpta BioProcess obtained a Cdn $2,700,000 credit facility to fund working capital requirements and issue letters of credit as may be required from time to time on equipment supply contracts. Drawings on the credit facility are collateralized by our cash balance.

We previously commenced a lawsuit against Abengoa New Technologies Inc. (“Abengoa”) and one of our former employees alleging, among other things, theft of trade secrets and breach of contract relating to the dilute acid hydrolysis technology that we developed with Abengoa. The matter was referred to arbitration and the arbitration was held in July and October of 2009. On February 1, 2010, the arbitrator issued a ruling denying all monetary damage claims, but also holding that we could independently commercialize the technology, without payment of royalty or other obligation to Abengoa. See Item 3, Legal Proceedings and Note 16 to the Consolidated Financial Statements for more information about the Abengoa lawsuit and arbitration award.

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

Our success in marketing to the industry will depend on the extent to which the SunOpta BioProcess System can be shown to have advantages over the technology of competing suppliers. These competing suppliers include Ahlstrom, Kvaerner, Metso, Iogen and Andritz. We are aware of other groups that are attempting to develop and market new biomass conversion systems.

It is anticipated that competition from suppliers of alternative systems and equipment in targeted markets will be strong and that the potential advantages for the SunOpta BioProcess System will have to be continually demonstrated and improved upon through further research and development.

Distribution, Marketing and Sales

SunOpta BioProcess has several commercial personnel dedicated to the sales, marketing and licensing of its proprietary solutions and process equipment. The commercial personnel are supported by SunOpta BioProcess’ research and engineering teams, and benefit from our participation in and sponsorship of select trade events to promote our products and services. SunOpta BioProcess also maintains a website through which numerous enquiries are generated from the major target markets of Europe, North America, and Asia. Commercial personnel work with clients during every step of the development process including the initial concept, proposal development, contract negotiation, and project execution. At the current state of technology development, each proposal and solution is typically custom in nature. Optimal execution requires a significant level of sales, engineering, and project management resources and interaction with customers. Given the highly specialized and custom nature of our equipment, we manage all aspects of fabrication, packing and delivery of SunOpta BioProcess products to its customers utilizing common carriers and other vendors.

Suppliers

Waste biomass such as straw and fast-growing tree species such as poplar and aspen is currently available in abundant supply in many parts of the world. If other economic uses for waste biomass increase, the supply of such raw materials could be reduced, which could have a material adverse effect on the business of SunOpta BioProcess. The wide variety of raw materials that can be used as feedstocks in the SunOpta BioProcess System helps to mitigate this risk.

In respect to the manufacturing of the customized SunOpta BioProcess System, we provide equipment fabricators with detailed drawings and equipment specifications. All major equipment components have at least two alternate suppliers.

SunOpta Inc.	28	December 31, 2009 – 10-K

Regulation

SunOpta BioProcess technology may use chemicals in addition to steam to treat fibrous material. This technology does not generally produce appreciable pollutants and we believe our existing facilities are in compliance with applicable laws concerning the environment. To date, we have not found it necessary to spend significant resources to comply with applicable environmental laws. It is anticipated that future sales or licenses of our technology will be made wherein the SunOpta BioProcess System is but one part of a larger process, as for example in the manufacture of cellulosic ethanol or pulp. In these instances, the overall project may be subject to federal, state or local provisions regulating the discharge of materials into the environment and these will be the responsibility of the company utilizing the system. Compliance with such provisions may result in significant increases in the costs associated with the overall project.

Proprietary Technology

We recognize that others may attempt to copy our proprietary SunOpta BioProcess System or misappropriate the technology. To mitigate this risk, we require, as a normal business practice, signed confidentiality agreements with all parties to whom confidential information is supplied, including all customers and licensees. We hold several patents on equipment and process technology and in recent years have filed several additional patent applications pertaining to a number of advanced process technologies.

Financial Exposure Related to Bonding and Guarantees

On large projects we often have to provide substantial performance guarantees in the form of process guarantees and equipment guarantees. These guarantees normally need to be backed by bank guarantees or surety bonds. We endeavour to reduce the risks associated with these commitments; however, there will always be a possibility that guarantees or bonds could be called, rightfully or wrongfully and that the equipment supplied fails to meet the guarantees and warranties provided, resulting in potential financial losses.

Research and Development

During 2009, research and development activities were focused on the production of cellulosic ethanol and food applications, development of process improvements and novel processes, and enhancement of our intellectual property including technical know-how, trade secrets and patentable inventions.

Employees

SunOpta BioProcess has 27 full time employees, engaged in engineering, technical support, systems design, and research and development, as well as sales and marketing. We also utilize external resources, such as certain contract employees and consulting engineers, to meet our manpower needs while effectively managing operating costs. We expect to hire additional employees in 2010 as the SunOpta BioProcess System becomes more widely accepted and as demand for commercial-scale facilities increases.

In conjunction with the private placement of SunOpta BioProcess convertible preferred shares in 2007, 800 Restricted Stock Units (“RSUs”) and 800 stock options (with an exercise price of $20 per share) were granted to certain employees of SunOpta BioProcess. The RSUs allow for a cash payment or the grant of shares to the certain employees equal to the issuance price in a future initial public offering (to a maximum of $20 per share). The RSUs and the stock options granted only vest if a change of control of SunOpta BioProcess occurs or SunOpta BioProcess completes a qualified initial public offering. Unless terminated earlier in accordance with SunOpta BioProcess stock option plan, the stock options shall expire on the seventh anniversary of the closing date (i.e. June 7, 2014). If SunOpta BioProcess completes a qualified initial public offering (defined in the preferred share agreement as greater than $50,000,000), the RSUs would automatically be converted into common shares of SunOpta BioProcess upon closing of the transaction.

SunOpta Inc.	29	December 31, 2009 – 10-K

CORPORATE SERVICES GROUP

The corporate office of SunOpta is located on owned premises in Brampton, Ontario. Centralized information technology and financial shared services groups are located in Minnesota. We employ 59 staff members in a variety of management, financial, information technology and administration roles.

Environmental Hazards

We believe, with respect to both our operations and real property, that we are in material compliance with environmental laws at all of our locations and specifically with the requirements of its Certificate of Approval issued by the Ontario Ministry of the Environment and Energy on the Opta Minerals property in Waterdown, Ontario.

Employees

As of December 31, 2009, we had 2,327 employees broken out by segment below:

Divisions	Number of Employees
SunOpta Foods	2,060
Opta Minerals	181
SunOpta BioProcess	27
Corporate Services Group	59
Total	2,327

We believe that our relations with both union and non-union employees are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available free of charge on our website at www.sunopta.com as soon as reasonably practicable after we file such information electronically with the SEC. The information found on our website is not part of this or any other report we file or furnish to the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

The recent disruption in the overall economy and the financial markets will impact our business

The industries in which we operate have been affected by recent economic factors, including the deterioration of global economic conditions, reduction in credit availability, declines in employment levels, and shifts in consumer spending patterns. Although the food industry will likely be more resilient to the impact compared to other industries, natural, organic and specialty foods and natural health products growth rates have slowed and may be negatively impacted should consumers convert to lower priced alternatives or exit the healthy foods category. If these conditions worsen, deteriorating financial performance could affect the financial ratios and covenants under our credit agreement, which, in turn, could affect our ability to borrow, increase our cost of borrowing or result in accelerated payment of outstanding loans.

SunOpta Inc.	30	December 31, 2009 – 10-K

We face risks related to the restatement of our 2007 quarterly financial statements

We restated our consolidated statements of earnings, balance sheets, statements of cash flows and statements of equity for each of the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007. On September 24, 2009, we announced that we entered into a proposed settlement agreement in connection with the securities class actions filed against us in the U.S. and Canada as a result of the restatements. Under the settlement agreement, $11,250,000 (funded entirely out of insurance proceeds) will be contributed to a settlement fund to be allocated to the class members. The settlement agreement remains subject to final approval by the courts and our right to terminate the agreement if a pre-agreed threshold of class members opt-out of the settlement.

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

As a result of these matters, we have incurred a significant amount in costs and legal fees and our management team has devoted considerable effort and attention away from our normal business operations. If the proposed class action settlement agreement is not finalized or there is an enforcement action by the SEC, it would result in additional expense to us, further divert the efforts and attention of our management team from our normal business operations, and we could face monetary judgments, penalties or other sanctions that could adversely affect our financial condition and could cause our stock price to decline.

Our credit agreements restrict how we may operate our business, and our business may be materially and adversely affected if these restrictions prevent us from implementing our business plan

We have various credit facilities including a primary facility with a syndicate of lenders. Our credit facilities contain covenants that limit the discretion of our management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, to create other security interests, to complete a liquidation, dissolution, merger, amalgamation or reorganization, to make certain distributions or make certain payments, investments, loans and guarantees and to sell or otherwise dispose of certain assets. These restrictions may hinder our ability to execute on our growth strategy or prevent us from implementing parts of our business plan.

Our inability to meet the covenants of our credit facilities could materially and adversely affect our business

Due to the large inventory write-down and related professional fees, the restatement of our quarterly financial statements in 2007, and the delay in filing our financial statements for fiscal year 2007 and the first fiscal quarter of 2008, we have previously requested and received various amendments to and waivers of the financial covenants for our primary credit facility.

On October 30, 2009, we entered into a Fifth Amended and Restated Credit Agreement with a syndicate of lenders and Bank of Montreal as the agent. The new credit facility, which provides for asset-based, revolving credit facilities of up to $80,000,000 and Cdn $20,000,000 respectively (subject to borrowing base availability), replaces the revolving and non-revolving acquisition lines that existed in our previous credit facilities. The new facility matures on October 30, 2012 and provides borrowing capacity equal to amounts that existed under our previous credit facility.

SunOpta Inc.	31	December 31, 2009 – 10-K

Although we believe that we will be better positioned to achieve our financial covenants under the new credit facility, compliance with these new financial covenants will depend on the success of our business, our operating results, and our ability to achieve the financial forecasts set forth in the new credit facility. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants and terms of the new facility. Failure to comply with our financial covenants and other terms could result in an event of default and the acceleration of all amounts owing under the new credit facility, unless we were able to negotiate a waiver. The lenders could condition any such waiver on an amendment to the new credit facility on terms that may be unfavourable to us. If we are unable to negotiate a covenant waiver or replace or refinance our new credit facility on favourable terms or at all, our business would be adversely impacted.

Our business may be materially and adversely affected if we are unable to refinance our term debt when it comes due in 2010

Under our new credit facility, $45,000,000 of term debt will come due on December 20, 2010. The debt is subject to renewal at the option of the lenders. We may be unable to renew the term debt with the current lenders or to find another lender willing to refinance the debt, and in either case the terms of such debt may be less favourable than our current terms or the amount available may be substantially less. If we have reduced borrowing capacity or are forced to repay all or any part of the term debt, or if the terms less favourable to us, it may result in our inability to finance certain of our operations, require us to scale back our operations, or force us to use our working capital to pay down the term debt. Any of these results would have a direct impact on our profitability and operating flexibility and could materially and adversely affect our financial condition and the price of our common shares.

We may require additional capital to maintain current growth rates, which may not be available on favourable terms or at all

Over the last ten years, we had a compounded annual revenue growth rate of 35.6%. Our ability to raise capital, through equity or debt financing, is directly related to our ability to both continue to grow and improve returns from our operations. An equity financing would dilute our current shareholders and may result in a decrease in our share price if we are unable to realize returns equal to or above our current rate of return. Debt financing may not be available to us on favourable terms or at all. We will not be able to maintain our growth rate and our strategy as a consolidator within the natural and organic food industries without continued access to capital.

Consumer preferences for natural and organic food products are difficult to predict and may change

Approximately 94% of our 2009 revenues were derived from SunOpta Foods. Our success depends, in part, on our ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. A significant shift in consumer demand away from our products or products that utilize our integrated grains, ingredients, fruits and natural health products, or our failure to maintain our current market position, could reduce our sales and harm our business. Consumer trends change based on a number of possible factors, including nutritional values, a change in consumer preferences or general economic conditions. Additionally, there is as a growing movement among some consumers to buy local food products in an attempt to reduce the carbon footprint associated with transporting food products from longer distances, and this could result in a decrease in the demand for food products and ingredients that we import from other countries or transport from warmer domestic growing regions. These changes could lead to, among other things, reduced demand and price decreases, which could have a material adverse effect on our business.

SunOpta Inc.	32	December 31, 2009 – 10-K

We operate in a highly competitive industry

We operate businesses in highly competitive product and geographic markets in the U.S., Canada and various international markets. The Grains and Foods Group, the Ingredients Group, the International Sourcing and Trading Group and the Fruit Group compete with various U.S. and international commercial grain procurement marketers, major companies with food ingredient divisions, other food ingredient companies, stabilizer companies, trading companies, consumer food companies that also engage in the development and sale of food ingredients and other food companies involved in natural and organic fruits. The Distribution Group competes against other organic and natural food distributors and other companies that market and sell vitamins, supplements, natural health products, health and beauty aids and conventional food distributors that provide specialty or high end packaged products. These competitors may have financial resources and staff larger than ours and may be able to benefit from economies of scale, pricing advantages and greater resources to launch new products that compete with our offerings. We have little control over and cannot otherwise affect these competitive factors. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, results of operations and financial condition may be materially impacted.

An interruption at one of our manufacturing facilities could negatively affect our business

We own or lease, manage and operate a number of manufacturing, processing and packaging facilities located throughout the U.S., Canada, Mexico, Europe, China and Ethiopia. As of December 31, 2009, SunOpta Foods operates from 25 processing facilities (13 owned and 12 leased). Opta Minerals operates from 14 locations (five owned and nine leased) located in the United States, Canada and Eastern Europe. SunOpta BioProcess operates its facilities at our corporate location in Brampton, Ontario and its pilot plant in Waterdown, Ontario.

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

SunOpta Inc.	33	December 31, 2009 – 10-K

Volatility in the prices of raw materials and energy could increase our cost of sales and reduce our gross margin

Raw materials used by SunOpta Foods and Opta Minerals represent a significant portion of our cost of sales. Our cost to purchase services and materials, such as grains, fruits and other commodities, industrial minerals and natural gas, from our suppliers can fluctuate depending on many factors, including weather patterns, economic and political conditions and pricing volatility. In addition, we must compete for limited supplies of these raw materials and services with competitors having greater resources than us. If the cost of these materials and services increases due to any of the above factors, we may not be able to pass along the increased costs to our customers.

SunOpta Foods enters into a number of exchange-traded commodity futures and options contracts to partially hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to our assessment of exposure from expected price fluctuations and an inability to hedge all raw materials.

Exchange purchase and sales contracts may expose us to risk in the event that a counter party to a transaction is unable to fulfill its contractual obligation. We are unable to hedge 100% of the price risk of each transaction due to timing, availability of hedge contracts and third party credit risk. In addition, we have a risk of loss from hedge activity if a grower does not deliver the commodity as scheduled. We also monitor the prices of natural gas and will from time to time lock in a percentage of our natural gas needs based on current prices and expected trends.

Climate change legislation could have an impact on our financial conditions and consolidated results of operations

Legislative and regulatory authorities in the U.S., Canada and internationally have considered, and will likely continue to consider, numerous measures related to climate change and greenhouse gas emissions. In order to produce, manufacture and distribute our products, we as well as our suppliers, use fuels, electricity and various other inputs, including agricultural and mining inputs, that release greenhouse gas emissions Concerns about the environmental impacts of greenhouse gas emissions and the global climate change may result in environmental taxes, charges, regulatory schemes, assessments or penalties, which could restrict or negatively impact our operations, as well as our suppliers, who would likely pass all or a portion of their costs along to us. We may not be able to pass any resulting cost increases along to our customers. Any enactment of laws or passage of regulations regarding greenhouse gas emissions or other climate change legislation by the U.S., Canada or any other international jurisdiction where we conduct business could adversely affect our financial condition and consolidated results of operations.

The exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities could dilute the value of our common shares

As of December 31, 2009, there were 2,480,425 stock options outstanding to purchase Common Shares, with exercise prices ranging from $0.91 to $13.75 per common share. The exercise of these stock options could result in dilution in the value of our Common Shares and the voting power represented thereby. Furthermore, to the extent the holders of our stock options exercise such securities and then sell the Common Shares they receive upon exercise or upon the sale of Common Shares received as part of the employee stock purchase plan or the issuance of additional securities, our share price may decrease due to the additional amount of Common Shares available in the market. The subsequent sales of these shares could encourage short sales by our shareholders and others which could place further downward pressure on our share price. Moreover, the holders of our stock options may hedge their positions in our Common Shares by short selling our Common Shares, which could further adversely affect our stock price.

SunOpta Inc.	34	December 31, 2009 – 10-K

Impairment charges in goodwill or other intangible assets could adversely impact our financial condition and consolidated results of operations

As a result of our acquisitions, a portion of our total assets is comprised of intangible assets and goodwill. We are required to perform impairment tests of on our goodwill and other intangible assets annually or at any time when events occur that could affect the value of our business segments. We have previously recorded impairment charges to our consolidated statements of operations. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. A determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or other intangible assets, resulting in a charge to our earnings. Such a write-off could adversely impact our financial condition and consolidated results of operations.

Technological innovation by our competitors could make our food products less competitive

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

We rely on protection of our intellectual property and proprietary rights

Our success, and in particular, the success of SunOpta Foods and SunOpta BioProcess, depends in part on our ability to protect intellectual property rights. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. The failure of any patents or other intellectual property rights to provide protection to our technologies would make it easier for our competitors to offer similar products, which could result in lower sales or gross margins.

SunOpta Foods has developed a number of new ingredients and alternatives to accommodate new product adaptations of these and other ingredients into various food items. A number of our products and processes require us to create and maintain a number of patents and trade secrets. Our policy is to protect our technology by, among other things, filing patent applications for technology relating to the development of our business in the United States and in selected foreign jurisdictions.

Our trademarks and brand names are registered in the U.S., Canada and other jurisdictions and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We rely on trade secrets and proprietary know-how and confidentiality agreements to protect certain of the technologies and processes used by SunOpta Foods.

In addition, SunOpta BioProcess holds a number of existing patents and recently filed patent applications on its proprietary steam explosion technology and related processes. We recognize that there exists a threat of others attempting to copy our proprietary steam explosion technology. To mitigate this risk, the normal business practice of SunOpta BioProcess includes the signing of confidentiality agreements with all parties to which confidential information is supplied including all customers and licensees. We also hold several patents on our equipment and process technologies and alleviate risk by developing new patents.

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

Some of the key regulations include:

  Air Quality – is regulated by the EPA and certain city/state air pollution control groups. Emission reports are filed annually;

SunOpta Inc.	35	December 31, 2009 – 10-K

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

SunOpta Foods is subject to significant food and health regulations

SunOpta Foods is affected by a wide range of governmental regulations in Canada, the United States, as well as several countries in Europe, among others. These laws and regulations are implemented at the national level (including, among others, federal laws and regulation in Canada and United States) and by local subdivisions (including, among others, state laws in the United States and provincial laws in Canada). We are also subject to regulations of the European Union. Examples of laws and regulations that affect SunOpta Foods include laws and regulations applicable to:

  the use of seed, fertilizer and pesticides;
  the purchasing, harvesting, transportation and warehousing of grain and other products;
  the processing and sale of food, including wholesale operations; and
  the labeling and marketing of food and food products.

We are also subject to the regulatory authority of regulatory agencies in several different countries. Examples of regulatory agencies influencing our operations include: the USDA, the FDA, the EPA, the CFIA and SKAL (a European agency based in The Netherlands responsible for the certification of organic products) among others.

Changes in government laws and regulations applicable to our operations could adversely affect our results of operations. While we believe that SunOpta Foods is in compliance with all laws and regulations applicable to our operations, we cannot assure you that we have been, or will at all times be, in compliance with all food production and health requirements, or that we will not incur material costs or liabilities in connection with these requirements. Our failure to comply with such regulations could adversely affect our business and our results of operations.

SunOpta Inc.	36	December 31, 2009 – 10-K

Certain food ingredient products manufactured by SunOpta Foods are regulated under the 1958 Food Additive Amendments of FDCA, as administered by the FDA. Under the FDCA, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is GRAS under the conditions of its intended use by qualified experts in food safety. We believe that most products for which we have retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. As a result, we may be adversely impacted if the FDA determines that our food ingredient products do not meet the criteria for GRAS.

Because SunOpta Foods is involved in the manufacture, supply, processing and marketing of organic seed and food products, it is voluntarily subject to certain organic quality assurance standards. In December 2000, the USDA adopted regulations with respect to a national organic labeling and certification program which became fully effective in October 2002. These regulations, among other things, set forth the minimum standards producers must meet in order to have their products labeled as “certified organic.” We currently manufacture and distribute a number of organic products that are covered by these new regulations. Additionally, our organic products may be subject to U.S. state regulation. Our organic products are also subject to organic regulations outside of the U.S such as SRAL, JAS and others. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. We could lose our “organic” certification if a facility becomes contaminated with non-organic materials or if we do not use raw materials that are certified organic. The loss of our “organic” certifications could materially harm our business, results of operations and financial condition.

Amendments to Canada’s Organic Products regulations as administered by the Canada Organic Office of the Canadian Food Inspection Agency became effective in December 2008. Future developments in the regulation of labeling of organic foods could require us to further modify the labeling of our products, which could affect the sales of our products and thus harm our business.

Certain of our natural health products are also subject to regulations under federal Canadian legislation, including the Food and Drug Act (Canada), the Pest Control Products Act (Canada), Natural Health Products Regulation (Canada) and the regulations made thereunder and the Environmental Protection Act (Canada). While we believe we are in material compliance with all statutes and regulations governing these businesses, any breach of these statutes and regulations could result in fines, penalties or a loss in the ability to sell certain products which could have an adverse affect on our business.

Our operations are influenced by agricultural policies

SunOpta Foods is affected by Government agricultural policies such as price supports and acreage set aside programs and these types of policies may affect our business. The production levels, markets and prices of the grains and other raw products that we use in our business are materially affected by government programs, which include acreage control and price support programs of the USDA. Revisions in these programs, in the United States and elsewhere, could have an adverse affect on the results of our operations.

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

SunOpta Inc.	37	December 31, 2009 – 10-K

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

The repeal or modification of government statutes and programs could materially and adversely affect the sales and profitability of SunOpta BioProcess

SunOpta BioProcess’ ability to realize projected cash flows and deploy processes and projects is significantly impacted by governmental regulations and subsidies. The repeal or modification of various statutes and fiscal incentives favouring the use of cellulosic ethanol could reduce demand and cause SunOpta BioProcess’ sales and profitability to decline. Examples of such changes could include the elimination of the federal ethanol tax incentives, ethanol tariffs, or changes in the renewable fuel standards (minimum levels of renewable fuels in gasoline).

Failure of future growth in ethanol demand could have a material adverse effect on the business of SunOpta BioProcess

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

Loss of a key customer could materially reduce revenues and earnings

We had no customers that represented over 10% of revenues for the year ended December 31, 2009. However, the loss or cancellation of business with any of our larger customers could materially and adversely affect our business, financial condition or results of operations.

SunOpta Inc.	38	December 31, 2009 – 10-K

Fluctuations in exchange rates, interest rates and certain commodities could adversely affect our results of operations, financial condition and liquidity

We are exposed to foreign exchange rate fluctuations as our Canadian subsidiaries and our European operations are translated into United States dollars for financial reporting purposes. We are exposed to changes in interest rates as a portion of our debt bears interest at variable rates. We are exposed to price fluctuations on a number of commodities as we hold inventory and enter into transactions to buy and sell products in a number of markets. Additional qualitative and quantitative disclosures about these risks can be found in Item 7A of this Form 10-K.

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

Adverse weather conditions could impose costs on our business

Our various food products, from seeds and grains to ingredients, fruits, vegetables and other inputs, are vulnerable to adverse weather conditions, including windstorms, floods, drought, fires and temperature extremes, which are quite common but difficult to predict. Additionally, severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change. Unfavourable growing conditions can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

SunOpta Inc.	39	December 31, 2009 – 10-K

Our operating results and share price are subject to significant volatility

Our net sales and operating results may vary significantly from period to period due to:

  changes in our operating expenses;

  management’s ability to execute our business strategies focused on improved operations earnings;

  personnel changes;

  supply shortages;

  general economic conditions.

In addition, our share price is more volatile than other larger public companies. Announcements regarding:

  fluctuations in financial performance from period to period;

  mergers, and acquisitions and/or divestitures;

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

Item 1B. Unresolved Staff Comments – None.

SunOpta Inc.	40	December 31, 2009 – 10-K

Item 2. Properties

SunOpta Foods

As of December 31, 2009, SunOpta Foods operates from the following locations which are owned unless otherwise noted.

Location	State/Province	Group/Sub Group	Facility Description
Brampton	Ontario	Corporate Head Office/BioProcess	Corporate head office and BioProcess facilities
Minnetonka (2 Leases) (1)	Minnesota	Corporate Services	IT Corporate and Grains and Foods office
Hope	Minnesota	Grains and Foods	Grains head office and grain processing
Alexandria	Minnesota	Grains and Foods	Aseptic packaging facility
Alexandria	Minnesota	Grains and Foods	Ingredient processing
Modesto (Lease) (2)	California	Grains and Foods	Soy processing and packaging plant
Wahpeton	North Dakota	Grains and Foods	Processing, warehouse and distribution
Wahpeton	North Dakota	Grains and Foods	Grain storage
Huevelton	New York	Grains and Foods	Soymilk processing plant
Blooming Prairie	Minnesota	Grains and Foods	Grain storage
Ellendale	Minnesota	Grains and Foods	Grain storage
Snover (Monthly Rent)	Michigan	Grains and Foods	Grains sales office
Cresco	Iowa	Grains and Foods	Milling facility
Breckenridge	Minnesota	Grains and Foods	Grain processing and distribution
Breckenridge (Lease) (3)	Minnesota	Grains and Foods	Grains sales Office
Goodland	Kansas	Grains and Foods	Grain processing and distribution
Edson (Land Lease) (4)	Kansas	Grains and Foods	Grain processing and distribution
Moorehead	Minnesota	Grains and Foods	Grain processing and distribution
Chelmsford (Lease) (5)	Massachusetts	Ingredients	Ingredients head office and development centre
Louisville (Lease) (6)	Kentucky	Ingredients	Fiber processing facility
Cedar Rapids	Iowa	Ingredients	Fiber processing facility
Cambridge	Minnesota	Ingredients	Fiber processing facility
Fosston	Minnesota	Ingredients	Processing and drying
Galesburg	Illinois	Ingredients	Starch based production and ingredients blending
Buena Park (2 Leases) (7)	California	Fruit Group – Fruit Specialties	Processing, warehouse and distribution and Fruit Group head office
South Gate (Lease) (8)	California	Fruit Group – Fruit Specialties	Processing, warehouse and distribution
Salinas (Lease) (9)	California	Fruit Group – Fruit Specialties	Processing, warehouse and distribution
Libertyville (Lease) (10)	Illinois	Fruit Group – Fruit Specialties	Hess Food Group office
Rosarito (Lease) (11)	Mexico	Fruit Group – Fruit Specialties	Frozen fruit processing facility
Guanajuato	Mexico	Fruit Group – Fruit Specialties	Frozen fruit processing facility
Summerland (2 Leases) (12)	British Columbia	Fruit Group – Healthy Fruit Snacks Operations	Processing facilities
Omak (Lease) (13)	Washington	Fruit Group – Healthy Fruit Snacks Operations	Processing, warehouse and distribution
Brampton (Lease) (14)	Brampton	Fruit Group – Healthy Fruit Snacks Operations	Sales office
Aptos (Lease) (15)	California	International Sourcing and Trading	Organic Ingredients office
Dalian (Lease) (16)	China	International Sourcing and Trading	Sales office, processing facilities
Amsterdam (Lease) (17)	The Netherlands	International Sourcing and Trading	Sales office
Syke (Lease) (18)	Germany	International Sourcing and Trading	Sales office

SunOpta Inc.	41	December 31, 2009 – 10-K

Shelton (Lease) (19)	Connecticut	International Sourcing and Trading	Sales office
Addis Ababa (Lease) (20)	Ethiopia	International Sourcing and Trading	Processing facility and warehouse
Richmond (Lease) (21)	British Columbia	Distribution Group	Distribution Group head office, distribution and warehousing
Toronto (Lease) (22)	Ontario	Distribution Group	Office, distribution and warehousing
Toronto (Lease) (23)	Ontario	Distribution Group	Office, distribution and warehousing
Burnaby (Lease) (24)	British Columbia	Distribution Group	Office, distribution and warehousing
St. Laurent (Lease) (25)	Quebec	Distribution Group	Office, distribution and warehousing
Acton (4 Leases) (26)	Ontario	Distribution Group	Office, distribution and warehousing and NHP packaging
Vancouver (Lease) (27)	British Columbia	Distribution Group	Office, distribution and warehousing
Scotstown	Quebec	Distribution Group	Office, distribution and warehousing
Brantford (Lease) (28)	Ontario	Distribution Group	NHP Processing, warehouse and distribution

(1) Leases have an expiry date of June 2012.	(2) Lease has an expiry date of May 2019.
(3) Lease has an expiry date of October 2011	(4) Lease has an expiry date of November 2023.
(5) Lease has an expiry date of September 2013.	(6) Lease has an expiry date of July 2011.
(7) Leases have an expiry date of May 2011 and May 2010 respectively.	(8) Lease has an expiry date of December 2016.
(9) Lease has an expiry date of December 2011, and is currently under a sub-lease arrangement to a third party.	(10) Lease has an expiry date of March 2014.
(11) Lease has an expiry date of May 2012.	(12) One lease has an expiry date of December 2016 and one lease is month to month.
(13) Lease has an expiry date of May 2017.	(14) Lease has an expiry date of November 2012.
(15) Lease has an expiry date of December 2010.	(16) Lease has an expiry date of September 2011.
(17) Lease has an expiry date of April 2013.	(18) Lease is month to month.
(19) Lease has an expiry date of April 2012.	(20) Lease is month to month.
(21) Lease has an expiry date of August 2022.	(22) Lease has an expiry date of January 2010.
(23) Lease has an expiry date of December 2014	(24) Lease has an expiry date of October 2013.
(25) Lease has an expiry date of June 2010.	(26) All leases have an expiry date of December 2011.
(27) Lease has an expiry date of August 2011.	(28) Lease has an expiry date of November 2010.

Opta Minerals

As of December 31, 2009, Opta Minerals operates from the following major locations which are owned unless otherwise noted.

Location	State/Province	Group	Description
Waterdown	Ontario	Opta Minerals	Group head office, processing and distribution
Brantford (Lease) (1)	Ontario	Opta Minerals	Distribution and packing center
Bruno de Guigues	Quebec	Opta Minerals	Specialty sands
New Orleans (Lease) (2)	Louisiana	Opta Minerals	Abrasives processing
Norfolk (Lease) (3)	Virginia	Opta Minerals	Processing and distribution
Keeseville (Lease) (4)	New York	Opta Minerals	Garnet processing and distribution
Baltimore (Lease) (5)	Maryland	Opta Minerals	Abrasives processing
Hardeeville	South Carolina	Opta Minerals	Processing facility
Laval (Lease) (6)	Quebec	Opta Minerals	Processing facility
Walkerton	Indiana	Opta Minerals	Abrasives processing
Kosice (Lease) (7)	Slovakia	Opta Minerals	Processing facility
Milan	Michigan	Opta Minerals	Abrasives processing
Freeport (Lease) (8)	Texas	Opta Minerals	Abrasives processing
Tampa (Lease) (9)	Florida	Opta Minerals	Abrasives processing

SunOpta Inc.	42	December 31, 2009 – 10-K

(1)	Lease has an expiry date of April 2010.
(2)	Lease has an expiry date of December 2011.
(3)	Lease has an expiry date of October 2010 and an option to purchase up to expiry.
(4)	Lease has an expiry date of November 2011.
(5)	Lease has an expiry date of December 2013.
(6)	Lease has an expiry date of February 2012.
(7)	Lease is month to month.
(8)	Lease has an expiry date of March 2014.
(9)	Lease has an expiry date of January 2014.

SunOpta BioProcess and Executive Offices

Our executive head office and SunOpta BioProcess office are each located at 2838 Bovaird Drive West, Brampton, Ontario, a property we own. SunOpta BioProcess has also entered into a lease for pilot plant facilities in Waterdown, Ontario. The Waterdown pilot operation is located on premised owned by Opta Minerals.

SunOpta Inc.	43	December 31, 2009 – 10-K

Item 3. Legal Proceedings

Class Action Lawsuits (US and Canada)

After we downgraded previously issued earnings expectations for 2007 and announced the restatement of prior 2007 quarterly financial statements due to a significant write-down and other adjustments, SunOpta and certain officers (one of whom is a director) and a former director were named as defendants in several proposed class action lawsuits filed in the United States District Court for the Southern District of New York on behalf of shareholders who acquired securities of SunOpta between May 8, 2007 and January 25, 2008. We are alleged to have violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the SEC. Additionally, the named officers and directors (one of whom is a former director) were alleged to have violated Section 20(a) of the Securities Exchange Act of 1934. The complaints alleged different proposed class periods and were consolidated into one class action with two lead plaintiffs. On January 28, 2009, the Court appointed Western Washington Laborers-Employers Pension Trust and Operating Engineers Construction Industry and Miscellaneous Pension Fund as the lead plaintiffs in one consolidated class action aggregating the various class action lawsuits. On April 14, 2009, the lead plaintiffs filed their consolidated and amended complaint in the U.S. District Court in the Southern District of New York. The new complaint includes, new allegations under Sections 11, 12 and 15 of the Securities Act of 1933 as well as four new individual defendants, two of whom are former senior management employees (one also a former director and officer), one is a current director and chairman and one is currently a senior employee. The new complaint also added three corporate defendants, namely, Cleugh’s Frozen Foods, Inc. and Pacific Fruit Processors, Inc. (each of which are now part of the merged entity, SunOpta Fruit Group, Inc.) and Organic Ingredients, Inc. (which is now SunOpta Global Organic Ingredients, Inc.).

Similarly, one proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of SunOpta between May 8, 2007 and January 25, 2008 against us and certain of our officers (one of whom is a director), alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under the Ontario Securities Act. On August 29, 2008, the plaintiff filed a motion to amend the claims against us to include additional allegations. The Canadian plaintiffs claim compensatory damages of Cdn $100,000,000 and punitive damages of Cdn $10,000,000 and other monetary relief.

On September 24, 2009, we announced that we entered into a tentative agreement to settle all claims raised in these proposed class action proceedings. In return for the dismissal of the class actions and releases from proposed class members of settled claims against us and other named defendants, the settlement agreement provides for a total cash contribution of $11,250,000 to a settlement fund, the adoption of certain governance enhancements to our Audit Committee charter and Internal Audit Charter and the adoption of an enhanced information technology conversion policy. The settlement fund will be entirely funded by our insurers. The settlement is conditional upon the courts’ approval and subject to our option to terminate it in the event of valid opt-outs by proposed class members that exceed a pre-agreed threshold.

The Ontario Superior Court and U.S. District Court have each granted preliminary approval of the settlement agreement and, for the purposes of the settlement only, have certified the lawsuits as class actions. The courts have scheduled hearings on May 3, 2010 (Canada) and May 17, 2010 (US) to determine whether they will grant final approval of the proposed settlement agreement. According to the notice of proposed settlement sent to class members on or about February 10, 2010, class members have until April 12, 2010 to opt out of the settlement.

In the event the proposed settlement agreement is not approved by the courts or we elect to terminate it if there is a high number of opt-outs by class members, the settlement agreement will be void and our intention is to vigorously defend these actions. Given the current status of the class actions, it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

SunOpta Inc.	44	December 31, 2009 – 10-K

SEC and OSC Investigations

In 2008 we received letters from the SEC requesting additional information in connection with the restatement of our filings for each of the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007. Additionally, the SEC has conducted interviews with certain current and past employees, current and former members of our Audit Committee, as well as our previous external auditors. We continue to cooperate with the requests from the SEC in connection with its investigation.

We have also received letters from the Ontario Securities Commission (“OSC”) requesting information related to restatement of our filings for each of the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007 and regarding our stock option granting process, a comprehensive response to which was provided in September 2008. The OSC has indicated it has no further comments on our write-down and restatement or on their investigation regarding our stock option granting process.

An enforcement action by the SEC could result in an expense in the form of sanctions, fines or other levies against both the Company and certain executive officers and employees. We cannot conclude whether the prospect of an unfavourable outcome in this matter is probable, or estimate the loss, if any, that might arise from any enforcement action taken against us or our officers. Accordingly, no accrual has been made at this time for this contingency.

SunOpta BioProcess lawsuit against Abengoa New Technologies

We commenced a suit on January 17, 2008, against Abengoa New Technologies Inc. (“Abengoa”) and one of our former employees alleging theft of trade secrets, breach of contract, tortious interference with contract and civil conspiracy, and filed motions for expedited discovery and a preliminary injunction. Abengoa filed a counterclaim alleging breach of contract, misappropriation of trade secrets and other contractual violations. The United States District Court, Eastern District of Missouri, referred the core claims to arbitration and stayed the other claims pending the outcome of the arbitration. The arbitration was held during the period of July 20 to July 24 inclusive and October 19 to October 23 inclusive, in St. Louis, Missouri before a single arbitrator. The arbitrator issued a ruling on February 1, 2010 denying all monetary damage claims, but also holding that we could independently commercialize, without payment of royalty or other obligation to Abengoa, the dilute acid hydrolysis technology we developed with Abengoa and implemented at Abengoa’s cellulosic ethanol facility in Salamanca, Spain. Prior to the arbitrator’s ruling, Abengoa had exclusive use, and rights to exploit, the jointly developed technology in the field of fermentable sugars and cellulosic ethanol production.

Arbitration with Abener Energia

In January 2008, a customer of ours, Abener Energia S.A. (an affiliate of Abengoa), terminated a contract valued at approximately $7,000,000 for the delivery of equipment and related services, forcing the matter into arbitration under its provisions. In December, the arbitrator rendered his final decision partially allowing Abener’s claim and awarded Abener approximately $1,903,000 (€1,329,000) in damages. Abener’s Canadian counsel brought an application in Ontario for the enforcement of the award, and a decision was rendered in support of the enforcement of the award. We satisfied the Canadian judgment, and the Spanish arbitration award, by payment early in 2010.

Vargas Class Action

In September 2008, a single plaintiff and a former employee, Mr. Vargas, filed a wage and hour dispute against SunOpta Fruit Group, Inc., as a class action alleging various violations of California’s labor laws. On July 16, 2009, the parties attended mediation in San Francisco, and no settlement was reached. A second mediation was held on January 15, 2010. A tentative settlement of all claims was reached at mediation, subject to agreement on final terms of the settlement, including a plan of distribution, including reversion features in our favour in the event claimants do not come forward with claims, and approval of the settlement by the court. As a result of the tentative settlement, we have accrued a liability of $1,200,000 in our financial statements for the period ending December 31, 2009.

In addition, various claims and potential claims arising in the normal course of business are pending against us, and by us with third parties. Management believes the final determination of these claims or potential claims will not materially affect our financial position or results.

SunOpta Inc.	45	December 31, 2009 – 10-K

Item 4. Reserved

SunOpta Inc.	46	December 31, 2009 – 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Equity Securities

Our common shares trade in U.S. dollars on The NASDAQ Global Select Market under the symbol STKL, and in Canadian dollars on the Toronto Stock Exchange (“TSX”) under the symbol SOY. The following table indicates the high and low bid prices for our common shares for each quarterly period during the past two years as reported by NASDAQ. The prices shown are representative inter-dealer prices, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

Trade Prices on NASDAQ (U.S. Dollars)

2009	HIGH	LOW
First Quarter	$3.88	$0.79
Second Quarter	$2.50	$1.40
Third Quarter	$4.20	$2.00
Fourth Quarter	$4.40	$3.05
2008	HIGH	LOW
First Quarter	$13.25	$4.56
Second Quarter	$7.72	$4.73
Third Quarter	$7.15	$4.87
Fourth Quarter	$6.61	$1.15

The following table indicates the high and low bid prices for our common shares for each quarterly period during the past two years as reported by the TSX.

Trade Prices on TSX (Canadian Dollars)

2009	HIGH	LOW
First Quarter	$4.49	$1.06
Second Quarter	$2.84	$1.66
Third Quarter	$4.57	$2.31
Fourth Quarter	$4.67	$3.25
2008	HIGH	LOW
First Quarter	$13.14	$4.57
Second Quarter	$7.92	$4.79
Third Quarter	$7.63	$4.96
Fourth Quarter	$7.00	$1.46

At December 31, 2009, we had approximately 747 shareholders of record. We have never paid cash dividends on our common stock and do not anticipate paying dividends for the foreseeable future. The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

SunOpta Inc.	47	December 31, 2009 – 10-K

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans are described in the table below.

Number of securities
remaining available
for future
		Weighted-	issuance under
	Number of securities	average	equity compensation
	to be issued upon	exercise price	plans (excluding
	exercise of	of outstanding	securities reflected
	outstanding options,	options	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders
Stock option plan	2,480,425	5.16	1,546,035
Employee stock purchase plan	n/a	n/a	1,872,995
Equity compensation plans not approved by security holders	-	-	-
Total	2,480,425	5.16	3,419,030

Shareholder return performance graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of SunOpta Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the five year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period which commenced December 31, 2004.

	2004	2005	2006	2007	2008	2009
SunOpta Inc.	100.00	73.26	122.56	185.93	21.87	46.80
Nasdaq Industrial Index	100.00	100.12	112.52	117.27	64.06	94.07
S&P/TSX Composite	100.00	121.91	139.60	149.60	97.20	127.03

Assumes that $100.00 was invested in our common shares and in each Index on December 31, 2004.

SunOpta Inc.	48	December 31, 2009 – 10-K

Issuance of unregistered securities

Equity Offering in 2007 / 2008

On February 13, 2007, we completed a public offering and raised gross proceeds of approximately $53,820, including an over-allotment option, and before deducting underwriters’ commissions and other expenses. The offering, including the over-allotment, was for 5,175 common shares at a price of $10.40 per share. We incurred share issuance costs of $1,938, net of a $920 tax benefit, for net proceeds of $51,882.

The offering was completed through a syndicate of underwriters led by Canaccord Adams Inc. in the United States and Canaccord Capital Corporation in Canada and including in Canada, BMO Nesbitt Burns Inc., National Bank Financial Inc., Desjardins Securities Inc. and Octagon Capital Corporation.

Options and warrants exercised during the year

During the year ended December 31, 2009, employees and directors exercised nil (2008 – 65,580) common share options and an equal number of common shares were issued for net proceeds of $nil (2008 - $264).

Use of Proceeds

The funds raised as a result of the equity offering and through the exercise of warrants and employee stock were used for general business purposes including the reduction of bank indebtedness, working capital requirements, internal expansion projects and for acquisitions.

Item 6. Selected Financial Data

We have completed a number of acquisitions over the five fiscal periods presented. For a listing of the acquisitions completed by SunOpta Foods and Opta Minerals, refer to Part I, Item 1 of this report entitled “Business”. In addition, the pro-forma revenues, pro forma (loss) earnings attributable to SunOpta Inc., and pro-forma basic and diluted (loss) earnings per share are presented in Note 2(c) of the Consolidated Financial Statements contained in Part IV of this report.

The following information has been summarized from our 2009 Consolidated Financial Statements.

Summary (expressed in thousands of U.S. dollars, except per share amounts)

	2009	2008	2007	2006	2005
Revenues	989,132	1,055,173	802,494	598,026	426,101
(Loss) earnings for the year, attributable to SunOpta Inc.	(6,763)	(10,936)	407	10,959	13,558
Total assets	551,290	581,047	569,440	404,730	302,863
Long-term debt (including current portion)	87,189	111,527	98,714	77,827	59,056
Other long-term liabilities (including current portion)	3,959	6,379	4,611	5,343	1,195
Basic (loss) earnings per share	($0.10)	($0.17)	$0.01	$0.19	$0.24
Diluted (loss) earnings per share	($0.10)	($0.17)	$0.01	$0.19	$0.24
Cash dividends	-	-	-	-	-

Exchange rates (Cdn $ / U.S. $)

Period end	1.0510	1.2180	0.9913	1.1654	1.1630
Average rate	1.1415	1.0660	1.0740	1.1344	1.2114

SunOpta Inc.	49	December 31, 2009 – 10-K

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-looking Financial Information

The Management Discussion and Analysis (MD&A) section provides analysis of our operations and financial position for the fiscal period ended December 31, 2009 and includes information available to March 4, 2010. It is supplementary information and should be read in conjunction with our 2009 Consolidated Financial Statements, including the accompanying notes, management’s report and the auditor’s report available on our website at www.sunopta.com.

Certain statements contained in this MD&A may constitute forward-looking statements as defined under securities laws. Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives. In some cases, forward-looking statements can be identified by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “estimate”, “predict”, “potential”, “continue”, or other similar expressions concerning matters that are not historical facts.

To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition and our results of operations, including liquidity and capital resources for the fiscal period ended December 31, 2009, compared with the fiscal period ended December 31, 2008. Readers are cautioned that this information may be not appropriate for any other purpose, including investment decisions.

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While we consider these assumptions to be reasonable, based on information currently available, they may prove to be incorrect.

Forward-looking statements are also subject to certain factors, including risks and uncertainties that could cause actual results to differ materially from what we currently expect. These factors are more fully described in the “Risk Factors” section at Item 1A of this Annual Report on Form 10-K.

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

Overview

Our 2009 Consolidated Financial Statements include the results of the organization’s three principal industry segments:

  SunOpta Foods, which accounts for approximately 94% of 2009 revenues, sources, processes, packages, markets and distributes a wide range of natural, organic, kosher and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic foods and natural health products;
  Opta Minerals, which accounts for approximately 6% of 2009 revenues, processes, distributes and recycles silica-free loose abrasives, roofing granules, industrial minerals and specialty sands for the foundry, steel, roofing shingles and bridge and ship-cleaning industries; and
  SunOpta BioProcess, which accounts for less than 0.1% of 2009 revenues, provides a wide range of research and development and engineering services and owns a number of patents on its proprietary steam explosion technology. It designs and subcontracts the manufacture of these systems, which are used for processing biomass for use in the biofuel, paper and food industries.

Each of our industry segments are growth oriented, ethical businesses, focused on environmental responsibility and the health and well being of the communities they serve. For a more detailed description of our operating groups and their businesses, please see the “Business” section at Item 1 of this Annual Report on Form 10-K.

SunOpta Inc.	50	December 31, 2009 – 10-K

The MD&A detailed below is presented in five parts: Critical Accounting Estimates, Results of Operations for 2009 versus 2008 and 2008 versus 2007, Recent Accounting Developments, Liquidity and Capital Resources, Business and Financial Outlook and Risks and Uncertainties. This MD&A should be read in conjunction with our December 31, 2009 Consolidated Financial Statements and accompanying notes. Dollar amounts in this MD&A are presented in thousands of U.S. Dollars, unless otherwise notes.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require us to exercise our judgment and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. We continually evaluate the information that forms the basis of our estimates and assumptions as our business and the business environment generally changes. The use of estimates is pervasive throughout our financial statements. The following are the accounting estimates which we believe to be most important to our business.

Revenue recognition

We recognize revenue at the time of delivery of the product or service and when all of the following have occurred: a sales agreement is in place, price is fixed or determinable, and collection is reasonably assured. Consideration given to customers such as value incentives, rebates, early payment discounts and other discounts are recorded as reductions to revenues at the time of sale. In the SunOpta BioProcess segment, the percentage of completion method is used to account for significant contracts. The amounts of revenue and profit recognized each year are based on either the ratio of hours incurred to the total expected hours or costs incurred to the total expected costs. Costs incurred on long-term contracts include labor, material, other direct costs and overheads. Losses, if any, on long-term contracts are recognized during the period they are determined. Total expected hours on a project are based on our estimates during the progression of a project, including meeting specific criteria under the contract, testing during certain phases, and ensuring overall functionality. We update the total expected hours to be incurred as new information becomes known. Significant differences between actual and the estimated hours to complete a project could result in changes in the amount of revenues recorded and their related costs being realized, which could also impact gross margins in a particular period.

Accounts receivable

Our accounts receivable primarily includes amounts due from our customers. The carrying value of each account is carefully monitored with a view to assessing the likelihood of collection. An allowance for doubtful accounts is provided for as an estimate of losses that could result from customers defaulting on their obligation to us. In assessing the amount of reserve required, a number of factors are considered including the age of the account, the credit worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions. Because the amount of the reserve is an estimate, the actual amount collected could differ from the carrying value of the amount receivable. Note 3 of the 2009 Consolidated Financial Statements provides an analysis of the changes in the allowance for doubtful accounts.

Inventory

Inventory is our largest current asset. Our inventory consists primarily of raw materials and finished goods held for sale. Inventories are valued at the lower of cost, valued on a weighted average cost basis, or estimated net realizable value except certain grain inventories that are carried at market value. Depending on market conditions, the actual amount received on sale could differ from our estimated value of inventory when provisions to record inventory at market are necessary. In order to determine the value of inventory at the balance sheet date, we evaluate a number of factors to determine the adequacy of provisions for inventory. The factors include the age of inventory, the amount of inventory held by type, future demand for products and the expected future selling price we expect to realize by selling the inventory. Our estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. We perform a review of our inventory by reporting unit and product line on a quarterly basis. Note 4 of the 2009 Consolidated Financial Statements provides an analysis of the movements in inventory reserve.

SunOpta Inc.	51	December 31, 2009 – 10-K

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

Our judgment is required to assess whether allowances against growers advances are necessary including assessing the relationships with the growers and expected crop. At the end of the growing season, we re-evaluate any existing advances and provide fully for any advances relating to the previous season. Due to assumptions relating to the quality of the grower and expected crop additional provisions may be necessary compared to initial estimates.

Impairment testing of goodwill

With the implementation of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 350-20 (formerly Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”), goodwill and intangible assets with an indefinite life are no longer amortized, but instead are tested at least annually for impairment. Any impairment loss is recognized in income.

In accordance with ASC 350-20, we evaluate goodwill for impairment on a reporting unit basis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. To evaluate goodwill, the fair value of each reporting unit is compared to its carrying value. Where the carrying value is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying value of that goodwill to determine whether an impairment loss exists.

We measure the fair value of reporting units using discounted cash flows. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. The first year or base year in the calculation of the discounted cash flow model is based on actual results in each component, adjusted for unusual and non-recurring items. Future years’ cash flows to perpetuity are forecasted based on projected revenue growth, and our planned business strategies in future periods that would impact actual cash flows reported in the base year. Examples of planned strategies would include a plant or line expansion at an existing facility, a reduction of working capital at a specific location, and price increases or cost reductions within business units. The revenue growth and planned business strategies for future periods incorporated into the discounted cash flow model reflect our long-term view of the market. The discount rate is based on a segment’s targeted weighted average cost of capital, which is not necessarily the same as our weighted average cost of capital. These assumptions are subject to change and are also impacted by our ability to achieve our forecasts and by economic conditions which may impact future results and result in projections not being attained. Each year we re-evaluate the assumptions used to reflect changes in the business environment. During the third quarter of 2009, for Opta Minerals, we determined that there were external market conditions and other circumstances that suggested the carrying value of certain reporting units at Opta Minerals may exceed their fair values. These external market conditions and other circumstances included continued operating losses and extended periods of facility under-utilization due to continued weakness in the steel, foundry and abrasives markets. Based on the goodwill impairment test, we determined that the carrying value of goodwill at certain reporting units in Opta Minerals exceeded its fair value and, as a result, we recorded an impairment charge of $8,341 to the consolidated statements of operations. As part of the annual impairment test in the fourth quarter, we determined that the $500 increase in goodwill as a result of contingent consideration in the Fruit Group resulted in the carrying value of the group exceeding its fair value. As a result, we recorded a $500 charge to the consolidated statement of operations. For the year ended December 31, 2008, we determined that the carrying value of goodwill in the Fruit Group and part of the International Sourcing and Trading Group exceeded its fair value and, as a result, we recorded an impairment charge of $10,154. Note 6 of the 2009 Consolidated Financial Statements provides a summary of the critical assumptions used in the 2009 annual impairment test.

SunOpta Inc.	52	December 31, 2009 – 10-K

Purchase price allocation

Business acquisitions are accounted for by the purchase method of accounting. Under this method, the purchase price is allocated to the assets acquired and the liabilities assumed based on the fair value at the time of the acquisition. Any excess purchase price over the fair value of identifiable assets and liabilities acquired is recorded as goodwill. The assumptions and estimates with respect to determining the fair value of intangible assets acquired generally requires the most judgment, and include estimates of future profitability, and/or customer and supplier based attrition, income tax rates and discount rates. Changes in any of the assumptions or estimates used in determining the fair value of the acquired assets and liabilities could impact the amounts assigned to assets, liabilities and goodwill in the purchase price allocation. Future net earnings can be affected as a result of changes in these estimates resulting in an asset or goodwill impairment. Further, amortization periods are subjective based on expected useful lives and chosen rates. Note 2 of the consolidated financial statements provide information with respect to businesses acquired and Note 6 outlines annual amortization expense relating to these intangibles.

Accrued expenses and other assets

We make estimates of future payments and receipts which relate to current and future accounting periods. These estimates cover items such as accrued but unpaid wages and bonuses, estimates of taxes and estimates of amounts payable or receivable under legal suits. In establishing appropriate accruals and receivable balances, we must make judgments regarding the amount of the disbursement or receipts that will ultimately be incurred or received. In making such assessments, we use historical experience as well as any other special circumstances surrounding a particular item. The actual amount paid or received could differ from our estimates.

Income taxes

We are liable for income taxes in the United States, Canada, and other jurisdictions where we operate. Our effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, the benefit of cross-jurisdictional financing structures, changes due to foreign exchange, changes in valuation allowance based on our recoverability assessments of deferred tax assets, and favourable or unfavourable resolution of various tax examinations.

In making an estimate of our income tax liability, we first assess which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on our balance sheet. We also estimate the amount of valuations allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. This judgment is based on forecasted results in the jurisdiction and certain tax planning strategies and as a result actual results may differ from forecasts. We assess the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied to, the number of years based on management’s estimate it will take to use the tax assets and any other special circumstances. If different judgments had been used, our income tax liability could have been different from the amount recorded. In addition, the taxing authorities of those jurisdictions upon audit may not agree with our assessment. Note 13 of the consolidated financial statements provides an analysis of the changes in the valuation allowance and the components of our deferred tax assets.

SunOpta Inc.	53	December 31, 2009 – 10-K

In June 2006, the FASB issued Accounting Standards Codification (“ASC”) Topic 740 (formerly Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could differ from accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Stock compensation

We maintain a stock option plan under which incentive stock options may be granted to employees and non-employee directors. Effective January 1, 2006, ASC 718 (formerly SFAS No. 123(R) “Share-Based Payments”) requires that we record stock based compensation expenses within the consolidated statements of operations and comprehensive earnings (loss).

At each grant date, we are required to estimate a number of inputs, such as the estimated life of the option and the forfeiture rate used in the Black-Scholes model to determine a fair value for the options granted to employees or non-employee directors. Once determined at the grant date, fair value of the stock award is recorded over the vesting period of the options granted. Refer to Note 11 of the 2009 consolidated financial statements for disclosure of the inputs used to determine the fair value of stock based compensation granted in 2009, 2008 and 2007.

SunOpta Inc.	54	December 31, 2009 – 10-K

Results of Operations

2009 Operations Compared With 2008 Operations Expressed in thousands of U.S dollars, except per share amount

	Dec 31, 2009	Dec 31, 2008	Change	Change
Consolidated	$	$	$	%

Revenue
SunOpta Foods	926,090	960,316	(34,226)	(3.6%	)
Opta Minerals	62,523	93,422	(30,899)	(33.1%	)
SunOpta BioProcess	519	1,435	(916)	(63.8%	)
Total Revenue	989,132	1,055,173	(66,041)	(6.3%	)

Gross Margin
SunOpta Foods	135,566	138,172	(2,606)	(1.9%	)
Opta Minerals	13,081	18,476	(5,395)	(29.2%	)
SunOpta BioProcess	223	(553)	776	140.3%
Total Gross Margin	148,870	156,095	(7,225)	(4.6%	)

Operating Income
SunOpta Foods	20,882	22,833	(1,951)	(8.5%	)
Opta Minerals	1,161	5,531	(4,370)	(79.0%	)
SunOpta BioProcess	(3,287)	(3,286)	(1)	0%
Corporate Services	(4,852)	(8,875)	4,023	45.3%
Total Operating Income	13,904	16,203	(2,299)	(14.2%	)

Other Expense, net	2,587	1,003	1,584	157.9%
Goodwill Impairment	8,841	10,154	(1,313)	(12.9%	)
Interest Expense	14,028	14,281	(253)	(1.8%	)
Income Tax Provision	(1,762)	790	(2,552)	(323.0%	)
Non-Controlling Interest	(3,027)	911	(3,938)	(432.3%	)

Net loss	(6,763)	(10,936)	4,173	38.2%

(Operating Income is defined as “Loss before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”)

Revenues for the year decreased by 6.3% to $989,132 based on consolidated internal revenue decline of 9.4%. Internal revenue decline includes growth or declines on the base business plus growth or declines on acquisitions from the date of acquisition over the previous year in addition to the impact of foreign exchange movements and its effects on translations to U.S dollars and the effect of changes in commodity costs. Excluding unfavourable movements in foreign exchange, internal revenue decline was 7.1% in 2009. Revenues in SunOpta Foods decreased by $34,226 due in part to the impact of a weakened Euro and Canadian dollar on the revenues of the International Sourcing and Trading and the Distribution Group.

Gross margins decreased $7,225, or 4.6%, in 2009 to $148,870 from $156,095 in 2008. As a percentage of revenues, the consolidated gross margin rate increased 0.3% to 15.1% compared to 14.8% in 2008. Gross margin declined $2,606 in SunOpta Foods driven primarily by the Distribution Group wherein a decline in the value of the Canadian dollar, the phasing out and re-launch of branded natural health products, and higher inventory spoilage costs negatively impacted margins in the current year. The International Sourcing and Trading Group had lower gross margins over prior year due to lower demand. These decreases were offset by improved gross margins in all other SunOpta Foods operating groups. Also contributing to the lower gross margin was a dramatic volume decline in the steel and foundry markets which impacted Opta Minerals in 2009.

SunOpta Inc.	55	December 31, 2009 – 10-K

Warehouse and distribution (“W&D”) costs for 2009 were 18,856, a decrease of $2,184 compared to the same period in 2008. The decrease is mainly attributed to the impact of a weaker Canadian dollar on the translation of the Distribution Group's costs into U.S. currency in addition to reduced variable costs on lower sales volume. These costs are solely related to the Distribution Group as warehousing and distribution costs for other groups are considered part of cost of goods sold. W&D costs as a percentage of Distribution Group revenues remained comparable at 7.9% in 2009 versus 8.1% in 2008. For further details see the Distribution Group analysis included within.

Selling, general and administrative (“SG&A”) expenses including intangible asset amortization decreased $6,535 to $117,152 for the year ended December 31, 2009 compared to 2008. The weaker Euro and Canadian dollar in 2009 led to a $3,951 decrease in SG&A on Canadian and Euro borne expenses compared to 2008. Costs related to the internal investigation, class action lawsuits and other legal matters were $5,920 lower in 2009 compared to 2008. These decreases were offset by the acquisitions of The Organic Corporation and MCP Mg-Serbien as incremental SG&A from these companies increased SG&A by $2,682 in 2009. Severance costs associated with headcount reductions and closing costs related to the rationalization of various plants increased SG&A by $2,140. Marketing, listing fees and other costs associated with the re-launch of certain branded natural health products increased SG&A by $2,551. The remaining SG&A decrease of $4,037 is due to overall cost saving initiatives. SG&A as a percentage of sales was 11.3% in 2009 which is comparable to 11.2% in 2008.

A foreign exchange gain of $1,042 was recorded in 2009, as compared to a gain of $4,835 in 2008. The decrease is mainly due to less favourable movements in the Canadian dollar and Euro compared to the U.S. dollar. In 2008, we entered into a number of Canadian and Euro forward contracts that were closed prior to reaching their maturity. Due to the volatility in these exchange rates in 2008, gains were realized.

Operating income decreased by $2,299, or 14.2% to $13,904 compared to the year ended 2008 due to the factors noted above. Further details on revenue, gross margins and operating income are provided by operating group in the sections that follow.

During 2009, Opta Minerals determined that the carrying value of certain goodwill in its mill and foundry and abrasive products reporting units exceeded its fair value. As a result, a non-cash impairment charge of $8,341 was recorded. During the fourth quarter of 2009, an additional impairment charge of $500 was recorded as a result of contingent consideration being earned by a division within the Fruit Group that also could not support its carrying value.

Other expenses were $2,587 in 2009 compared to $1,003 in 2008. The increase in 2009 is due primarily to facility rationalization charges and the settlement of a labour related class action lawsuit, slightly offset by the elimination of certain long-term payables at Opta Minerals.

Interest expense was $14,028 in 2009 compared to $14,281 in 2008, a decrease of $253 or 1.8%. The decrease reflects lower LIBOR rates and lower borrowing levels in 2009 versus 2008, offset by higher costs related to waiver and amendment fees relating to our credit facilities that we negotiated with our lenders in 2009.

Income tax recovery for 2009 was $1,762 compared to a provision for income tax of $790 in 2008. The increase in the recovery reflects a higher loss before tax and a decrease in the amount of allowance recorded against the value of deferred income taxes.

Losses attributable to non-controlling interest for 2009 were $3,027 compared to income attribution of $911 in 2008, mainly due to losses generated by Opta Minerals in 2009 primarily due to the goodwill impairment. We owned approximately 66.4% of Opta Minerals as of December 31, 2009.

Net loss for the year ended December 31, 2009 was $6,763 as compared to a net loss of $10,936 in 2008, a decrease in losses of $4,173. Basic and diluted loss per share was $0.10 for the year ended December 31, 2009 compared to a loss per share of $0.17 for the same period in 2008.

SunOpta Inc.	56	December 31, 2009 – 10-K

Adjusted Earnings

Adjusted net earnings(1) for 2009 were $0.20 per diluted common share, compared to adjusted earnings(1) for 2008 of $0.17 per diluted common share.

During 2009, we incurred costs related to legal matters (securities class action lawsuits, the arbitration process at SunOpta BioProcess and other legal matters), non-cash goodwill charges, severance, closure and inventory rationalization costs, and costs to re-launch three branded products in our natural health products division. Although legal related costs continued in 2009, once these matters are finalized they are not expected to re-occur. As these costs negatively impact earnings and are not related to our normal operations, we feel it is appropriate to add back these specific items to arrive at adjusted net earnings(1) for the year ended December 31, 2009. The table below reconciles the loss of $0.10 per diluted common share as reported in our 2009 financial statements to adjusted earnings(1) of $0.20:

Loss per diluted share for the year ended December 31, 2009	($0.10)
Adjusted for:
Non-cash goodwill and other impairment charges	0.11
Brand re-launch and other start-up costs	0.06
Professional fees related to the class action, internal investigation, and other legal matters	0.05
Severance, closure and inventory rationalization costs	0.05
Non-cash income tax valuation allowance	0.01
Interest costs to obtain waiver to credit facilities	0.02
Adjusted net earnings per diluted common share (1)	0.20

During the year-ended December 31, 2008, we incurred professional fees related to the securities class action lawsuits and OSC and SEC investigations, as well as non-cash goodwill impairment charges and a non-cash valuation allowance. In addition, the arbitration decision in SunOpta BioProcess was announced, which negatively impacted earnings. As these allowances and charges are not expected to be recurring, we feel it is appropriate to add back these specific items to arrive at adjusted net earnings(1) for the year ended December 31, 2008. The table below reconciles the loss of $0.17 per diluted common share as reported in our 2008 financial statements to adjusted earnings(1) of $0.17:

Loss per diluted share for the year ended December 31, 2008	($0.17)
Adjusted for:
Professional fees, severance and related costs incurred in relation to the internal investigation	0.10
Non-cash goodwill impairment charges	0.16
Non-cash income tax valuation allowance	0.05
Arbitration decision in SunOpta BioProcess	0.03
Adjusted net earnings per diluted common share (1)	0.17

(1) Adjusted net earnings per diluted common share is a non-GAAP measure. We believe adjusted net earnings (adjusted for the impact of non-cash goodwill and other impairment charges, brand re-launch and other start-up costs, professional fees incurred in relation to the securities class actions and internal investigation, severance, closure and other rationalization costs, income tax valuation allowance, interest costs to obtain waiver to credit facilities, business interruption proceeds received, the arbitration decision in SunOpta BioProcess and costs incurred to settle certain legal matters) provides useful information to understand the underlying performance of the business and as a result these items have been adjusted.

SunOpta Inc.	57	December 31, 2009 – 10-K

Segmented Operations Information

SunOpta Foods	Dec 31, 2009	Dec 31, 2008	Change	% Change

Revenue
Grains and Foods Group	325,038	327,307	(2,269)	(0.7%	)
Ingredients Group	64,657	65,270	(613)	(0.9%	)
Fruit Group	147,443	150,879	(3,436)	(2.3%	)
International Sourcing and Trading Group	151,698	157,814	(6,116)	(3.9%	)
Distribution Group	237,254	259,046	(21,792)	(8.4%	)
SunOpta Foods Revenue	926,090	960,316	(34,226)	(3.6%	)

Gross Margin
Grains and Foods Group	36,297	34,309	1,988	5.8%
Ingredients Group	16,196	10,545	5,651	53.6%
Fruit Group	12,046	7,349	4,697	63.9%
International Sourcing and Trading Group	15,045	17,021	(1,976)	(11.6%	)
Distribution Group	55,982	68,948	(12,966)	(18.8%	)
SunOpta Foods Gross Margin	135,566	138,172	(2,606)	(1.9%	)
SunOpta Foods Gross Margin %	14.6%	14.4%		0.2%

Operating Income
Grains and Foods Group	18,044	18,541	(497)	(2.7%	)
Ingredients Group	8,691	3,392	5,299	156.2%
Fruit Group	(4,073)	(10,219)	6,146	60.1%
International Sourcing and Trading Group	(1,153)	1,333	(2,486)	(186.5%	)
Distribution Group	(627)	9,786	(10,413)	(106.4%	)

SunOpta Foods Operating Income	20,882	22,833	(1,951)	(8.5%	)
SunOpta Foods Margin %	2.3%	2.4%		(0.1%	)

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

SunOpta Foods contributed $926,090 or 93.6% of consolidated revenue in 2009, compared to $960,316, or 91.0%, of consolidated revenues in 2008. This $34,226 decrease in revenue was based on incremental acquisition revenues net of an internal revenue decline of 6.7%. Internal revenue decline includes unfavourable movements related to foreign exchange and certain commodity prices. Excluding the impact of foreign exchange and commodity price declines, revenues for the year ended December 31, 2009 decreased 4.3% when compared to the same period in 2008.

The acquisition of The Organic Corporation, offset by the impact of a declining Euro and lower sales of industrial products in the base business decreased revenues by $6,116 within the International Sourcing and Trading Group. Lower volume due to soybean, corn and organic feed, offset by higher soymilk and inshell sunflower volumes, lowered overall sales in the Grains and Foods Group by $2,269 compared to the year ended 2008. The Distribution Group had lower revenues over prior year of $21,792 due primarily to the weakening of the Canadian dollar versus the U.S. dollar and reduced demand in the Canadian market during 2009. Lower volumes of dairy blends and co-manufactured products in the Ingredients Group led to a decrease in revenues of $613 as compared to 2008. Lower volumes of fruit purees and organic private label frozen fruit volume within the Fruit Group decreased Food Group revenues by $3,436, largely due to unfavourable market conditions.

SunOpta Inc.	58	December 31, 2009 – 10-K

Gross profit in SunOpta Foods decreased $2,606 for the year ended December 31, 2009 to $135,566, or 14.6% of revenues, compared to $138,172, or 14.4% of revenues in the comparable period in 2008. The ongoing turnaround in the Fruit Group margins contributed $4,697 in incremental gross profit. Lower raw material, chemical, and utility costs combined with process improvements in fiber manufacturing in the Ingredients Group improved margins by $5,651. The remaining margin increase of $1,988 is due to increased soymilk margins due to higher volumes offset by pre-opening costs of the Modesto, CA facility and lower margins in the vegetable oil and kernel market in the Grains and Foods Group. These variances were offset by decreased margins of $12,966 in the Distribution Group due to the impact of a weaker Canadian dollar, costs related to the re-launch of certain branded health products as well as lower branded health products volumes and increased spoilage of certain grocery products. Margins in the International Sourcing and Trading Group decreased $1,976 due to the impact of the weaker Euro, reduced demand for industrial ingredients in addition to higher product costs not passed onto customers.

The gross profit rate increased 0.2% for 2009 to 14.6% of revenues compared to 14.4% of revenues in 2008. Unfavourably impacting the margin rate was the full year impact of The Organic Corporation which has a lower inherent margin rate in addition to higher sourcing costs within the International Sourcing and Trading Group, that were not passed to customers. In addition, costs related to the re-launch of certain branded health products and inventory spoilage within the Distribution Group had a decrease in gross margin rate of 3.0%, to 23.6% in 2009 from 26.6% in 2008. These decreases were partially offset by the continued turnaround within the Fruit Group which recorded a gross margin rate of 8.2% in 2009 compared to a gross margin rate of 4.9% in the same period in 2008. The Ingredients Group also had a significant increase in gross margin rate over the same period last year realizing 25.0% in 2009 versus 16.2% in 2008. The Grains and Foods Group also realized an increase in gross margin rate to 11.2% in 2009 versus 10.5% in the prior year due in part to higher volumes of soymilk and alternative beverages and improved processing efficiencies.

Segment operating income in SunOpta Foods decreased by 8.5% to $20,882 for the year ended 2009, from $22,833 in the comparable period in 2008. The net unfavourable impact of a weakened Canadian dollar, operational inefficiencies and increased marketing costs to support branded products in the Distribution Group decreased operating income by $10,413. The International Sourcing and Trading Group realized $2,486 in lower operating income compared to the year ended December 31, 2008 mainly due to volume declines and higher input costs for organic products that were not passed to the customer. These operating losses were offset by the continued turnaround in the Fruit Group which improved operating income by $6,146 due primarily to margin improvement over prior year. The Ingredients Group reported an improvement of $5,299 in operating income primarily as a result of lower input costs and improved operating efficiencies. The remaining unfavourable operating income variance of $497 was driven by the Grains and Foods Group as a result of increased corporate allocations and higher compensation costs.

Grains and Foods Group	Dec 31, 2009	Dec 31, 2008	Change	% Change

Revenue	325,038	327,307	(2,269)	(0.7%	)
Gross Margin	36,297	34,309	1,988	5.8%
Gross Margin %	11.2%	10.5%		0.7%

Operating Income	18,044	18,541	(497)	(2.7%	)
Operating Income %	5.6%	5.7%		(0.1%	)

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

SunOpta Inc.	59	December 31, 2009 – 10-K

The Grains and Foods Group contributed $325,038 in revenues in 2009 compared to $327,307 in 2008, a $2,269 or 0.7% decrease. The table below explains the decrease in revenue:

Grains and Foods Group Revenue Changes	$
Revenue for the year ended December 31, 2008	327,307
Decline in volume and price of commodity soy and corn, as well as lower volumes of organic grains and grain based food ingredients	(28,676)
Higher soymilk and alternate beverage sales due to continued growth in volumes from existing customer contracts, a large food service contract which began shipping in late 2008 and a half year of operations at the Modesto, CA facility which opened late in the second quarter of 2009	14,455
Increased sunflower product sales as a result of higher in-shell demand, particularly in Europe, offset by lower volumes of bakery kernel and bi-products due to oversupply in these markets	11,084
Higher volumes of roasted grain and other products due primarily to new customers	868
Revenue for the year ended December 31, 2009	325,038

Gross margin in the Grains and Foods Group increased by $1,988 to $36,297 in 2009 compared to $34,309 in 2008, and the gross margin percentage increased 0.7% to 11.2% over the same period. The increase in gross margin as a percentage of revenue is primarily due to a favourable shift in sales mix as soymilk and alternate beverage sales have higher inherent margins than our grains based sales. The table below explains the increase in gross margin:

Grains and Foods Group Gross Margin Changes	$
Gross Margin for the year ended December 31, 2008	34,309
Increase due to higher volumes of soy milk and alternate beverages	6,490
Recovery of an insurance settlement from a business interruption claim relating to a fire that occurred in 2008	577
Higher sales volumes and improved plant efficiencies in our roasted grains operation	553
Decline in sunflower product margins due primarily to pricing pressure brought on by a market over supply of bakery kernel and bird food products, volume declines in high oleic kernel, offset by increased volumes and prices of in-shell products as well as improved plant efficiencies	(1,945)
Decline in organic feed and grain based food ingredients volumes and prices due to increased international competition, offset by improved margins on soybean and corn products as a result of favourable pricing and ownership positions	(1,926)
Preopening costs associated with the Modesto plant and Colorado Mills vegetable oil refinery start-up	(1,761)
Gross Margin for the year ended December 31, 2009	36,297

SunOpta Inc.	60	December 31, 2009 – 10-K

Operating income in the Grains and Foods Group decreased by $497 or 2.7% to $18,044 in 2009, compared to $18,541 in 2008. The table below explains the decrease in operating income:

Grains and Foods Group Operating Income Changes	$
Operating Income for the year ended December 31, 2008	18,541
Increase in gross margin, as explained above	1,988
Increase in corporate cost allocations	(1,434)
Increase in SG&A primarily due to higher compensation and professional fees	(727)
Increase in foreign exchange losses	(324)
Operating Income for the year ended December 31, 2009	18,044

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

Ingredients Group	Dec 31, 2009	Dec 31, 2008	Change	% Change

Revenue	64,657	65,270	(613)	(0.9%	)
Gross Margin	16,196	10,545	5,651	53.6%
Gross Margin %	25.0%	16.2%		8.8%

Operating Income	8,691	3,392	5,299	156.2%
Operating Income %	13.4%	5.2%		8.2%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

The Ingredients Group contributed revenues of $64,657 in 2009 compared to $65,270 in 2008, a $613 or 0.9% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes	$
Revenue for the year ended December 31, 2008	65,270
Lower demand for dairy blends due to depressed commodity prices in the dairy market	(1,550)
Decrease in ingredient systems due to partial sale of plant operation during the fourth quarter of 2009, combined with lower bran volumes due to quality issues that suppressed corn volume	(1,534)
Increased oat and soy fiber volumes from existing and new customers	2,471
Revenue for the year ended December 31, 2009	64,657

SunOpta Inc.	61	December 31, 2009 – 10-K

Gross margin in the Ingredients Group increased by $5,651 to $16,196 in 2009 compared to $10,545 in 2008. As a percentage of revenue, gross margins increased from 16.2% for the year ended 2008 to 25.0% in 2009. Lower raw material input costs, improved pricing, and process improvements implemented in our manufacturing plants led to the significant increase in gross margin and margin rate versus prior year. The table below explains the increase in gross margins:

Ingredients Group Gross Margin Changes	$
Gross Margin for the year ended December 31, 2008	10,545
Reduction in raw material, chemical and utility costs as well as process improvements in our fiber manufacturing plants and improved volumes	5,387
Improved dairy blend margins due to improved product mix	264
Gross Margin for the year ended December 31, 2009	16,196

Operating income in the Ingredients Group increased by $5,299 or 156.2% to $8,691 in 2009, compared to $3,392 in 2008. The table below explains the increase in operating income:

Ingredients Group Operating Income Changes	$
Operating Income for the year ended December 31, 2008	3,392
Increase in gross margin, as explained above	5,651
Increased reserves for bad debt and compensation, partially offset by lower utilities, travel and other SG&A expenses as a result of various cost saving initiatives	(235)
Increase in corporate cost allocations	(117)
Operating Income for the year ended December 31, 2009	8,691

Looking forward, we will continue to concentrate on growing the Ingredients Group’s fiber portfolio and customer base. Lower input costs combined with the benefit of process improvements and price increases implemented late in 2008 are expected to continue to provide solid margins in our various fiber, ingredient and contract manufacturing solutions. Product innovation and diversification of both soluble and insoluble fiber applications, as well as contract manufacturing where acceptable margins can be realized, continue to be areas of focus. We will also plan to turn attention to product diversification, through a combination of new product introductions, joint ventures, and distribution partnerships. Our long-term objective is to maintain the Ingredients Group’s operating income percentage to 12% to 15% of revenues on an ongoing basis through selective pricing strategies, growth of higher margin products, increased capacity utilization and cost reduction programs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs or our inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions could adversely impact our ability to meet these forward-looking expectations.

Fruit Group	Dec 31, 2009		Dec 31, 2008		Change	% Change

Revenue	147,443		150,879		(3,436)	(2.3%	)
Gross Margin	12,046		7,349		4,697	63.9%
Gross Margin %	8.2%		4.9%			3.3%

Operating Income (Loss)	(4,073)		(10,219)		6,146	60.1%
Operating Income (Loss) %	(2.8%	)	(6.8%	)		4.0%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

SunOpta Inc.	62	December 31, 2009 – 10-K

The Fruit Group contributed revenues of $147,443 in 2009 compared to $150,879 in 2008, a 2.3%, or $3,436 decrease. The table below explains the decrease in revenue:

Fruit Group Revenue Changes	$
Revenue for the year ended December 31, 2008	150,879
Decreased revenues in the Frozen Fruit operation, mainly due to lower volumes of industrial purees, as well as lower retail sales attributed to changing customer buying patterns	(20,983)
Revenue decline in the Healthy Fruit Snacks operation due to the loss of certain private label customers and co-manufacturing sales, offset by volume increases from the divisions of larger retail customers	(397)
New customers and product offerings, as well as price increases in the Fruit Base operations	13,617
Increased revenue in the brokerage operations as certain revenues were reported on a net basis rather than gross basis during the first two quarters of 2008	4,327
Segment Revenue for the year ended December 31, 2009	147,443

Gross margins in the Fruit Group increased by $4,697 in 2009 to $12,046, or 8.2% of revenue, compared to a gross margin of 4.9% of revenue in 2008. The overall 3.3% improvement in margin rate in 2009 is due to improved plant efficiencies in our healthy fruit snacks division as well as our fruit base and frozen fruit operations which offset costs incurred to liquidate inventory and rationalize frozen food product offerings. The table below explains the increase in gross margins:

Fruit Group Gross Margin Changes	$
Gross Margin for the year ended December 31, 2008	7,349
Improved margins in the fruit base operations as a result of improved pricing and higher volumes which contributed to manufacturing efficiencies, offset by higher freight and storage costs as a result of the volume increases	4,097
Higher margins in the healthy fruit snacks division due primarily to process improvements and efficiencies realized with the fruit bar line at the Omak, Washington facility	4,026
Margin improvement in our frozen fruit operation due to plant efficiencies as a result of better production planning and, lower storage costs from lower inventory levels offset by decreased volumes, net of lower variable brokerage expenses	171
Costs incurred in 2009 to liquidate inventories and rationalize product offerings in the frozen fruit operation	(3,238)
Lower volumes in the brokerage operations and increased reserves for inventory on disputed product	(359)
Gross Margin for the year ended December 31, 2009	12,046

SunOpta Inc.	63	December 31, 2009 – 10-K

Operating income in the Fruit Group increased by $6,146 to a loss of $4,073 in 2009 compared to a loss of $10,219 in the same period of 2008. The table below explains the improvement in operating income:

Fruit Group Operating Income Changes	$
Operating Income for the year ended December 31, 2008	(10,219)
Increase in gross margin, as explained above	4,697
Reduced SG&A as a result of the closure of an administrative office in the first quarter of 2009	1,080
Reduced compensation, marketing, travel expenses and office costs as a result of various cost saving initiatives	835
Decrease in corporate cost allocation	135
Severance and related costs associated with the rationalization of two facilities in the first quarter of 2009	(545)
Increase in foreign exchange losses	(56)
Operating Income for the year ended December 31, 2009	(4,073)

Looking forward, we remain cautious about market conditions for 2010. Our frozen foods operation has made substantial headway into rationalizing its operations and positioning itself for future growth as a result of a streamlined product portfolio creating a more favourable sales mix and improved plant efficiencies. Our healthy fruit snacks division and fruit base operations remain customer focused and continue to explore ways to bring new value added product offerings to market, as well as to continue to improve plant efficiencies. Long term we expect 6% to 8% operating margins from the Fruit Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences, inefficiencies in our manufacturing processes, or our inability to successfully implement the particular goals and strategies indicated above could have an adverse impact on these forward-looking statements.

International Sourcing and Trading Group	Dec 31, 2009		Dec 31, 2008	Change	% Change

Revenue	151,698		157,814	(6,116)	(3.9%	)
Gross Margin	15,045		17,021	(1,976)	(11.6%	)
Gross Margin %	9.9%		10.8%		(0.9%	)

Operating Income (Loss)	(1,153)		1,333	(2,486)	(186.5%	)
Operating Income (Loss) %	(0.8%	)	0.8%		(1.6%	)

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

SunOpta Inc.	64	December 31, 2009 – 10-K

The International Sourcing and Trading Group contributed revenues of $151,698 in 2009 compared to $157,814 in 2008, or a decrease of $6,116, or 3.9%. The table below explains the decrease in revenue:

International Sourcing and Trading Group Revenue Changes	$
Revenue for the year ended December 31, 2008	157,814
Lower volumes of organic cocoa, fruit, nuts and conventional seeds at The Organic Corporation due primarily to reduced demand stemming from the global economic downturn that started in the latter half of 2008, offset by some price increases occurring in the second half of 2009	(27,774)
Decreased volume of industrial and consumer products at SunOpta Global Organic Ingredients (“SGOI”) such as apple, cranberry, acai, pear, orange, strawberry and raspberry; largely driven by a weakened economy and fluctuating commodity prices	(6,018)
Unfavourable impact on translation due to the weakened Euro relative to the U.S. dollar	(2,139)
Revenue increase due to the acquisition of The Organic Corporation on April 2, 2008	25,452
Increased shipments of private label product due mainly to a large retail organic orange juice contract that began in the first quarter of 2009	4,363
Revenue for the year ended December 31, 2009	151,698

Gross margins in the International Sourcing and Trading Group decreased by $1,976 or 11.6% to $15,045 in 2009, compared to $17,021 in 2008. Margin rates decreased by 0.9% from 10.8% in 2008 to 9.9% in 2009. The decrease in margin rate is mainly due to pricing pressure brought on by the weakened economy as well as a greater proportion of International Sourcing and Trading volume coming from The Organic Corporation which generally realizes lower margins than SGOI as it more closely resembles a traditional trading operation, compared to the value added private label co-pack operations of SGOI. The table below explains the decrease in gross margin:

International Sourcing and Trading Group Gross Margin Changes	$
Gross Margin for the year ended December 31, 2008	17,021
Decline in volume and price of industrial products due to the weakened economy and an increased focus rationalizing older inventory at reduced margins to lower inventory levels at SGOI	(1,989)
Increased raw material, distribution and storage costs, coupled with lower pricing in consumer products, offset by volume increases as a result of new private label programs in 2009	(1,010)
Lower volumes and pricing pressure in the first half of 2009 in the organic cocoa, grains, sweeteners, nuts, dried fruit and feed ingredient markets at The Organic Corporation	(664)
Impact of a weakened Euro relative to the U.S. dollar	(126)
Gross margin increase due to the acquisition of The Organic Corporation on April 2, 2008	1,813
Gross Margin for the year ended December 31, 2009	15,045

SunOpta Inc.	65	December 31, 2009 – 10-K

Operating income in the International Sourcing and Trading Group decreased by $2,486 or 186.5% to a loss of $1,153 in 2009, compared to operating income of $1,333 in 2008. The table below explains the decrease in operating income:

International Sourcing and Trading Group Operating Income Changes	$
Operating Income for the year ended December 31, 2008	1,333
Decrease in gross margin, as explained above	(1,976)
SG&A increase due to the acquisition of The Organic Corporation on April 2, 2008	(2,316)
Decrease in foreign exchange gains at The Organic Corporation	(431)
Decrease in SG&A as a result of various cost saving initiatives implemented throughout the group including headcount reductions and decreased travel	753
Lower bad debt expense due to the recovery of reserved balances and improved collection efforts	653
Decrease in intangible asset amortization related to short term purchase and sale commitments that were established upon acquisition of The Organic Corporation and had a one-year useful life	496
Decrease in corporate cost allocation	220
Impact of a weakened Euro relative to the U.S. dollar on SG&A expenses	115
Operating Income for the year ended December 31, 2009	(1,153)

Looking forward, International Sourcing and Trading is focused on continuing to leverage its sourcing and supply expertise, while at the same time managing its inventory levels and SG&A, especially given the uncertainties in the current economic climate. The Organic Corporation is expected to significantly expand the supply channel and product offerings available to International Sourcing and Trading as well as drive synergies and new product offerings within the group. SGOI is expected to expand its range of consumer product offerings leveraging the Group’s supply side capabilities. Long-term group operating margins are targeted at 4 to 5% of revenues which is expected to be achieved through a combination of sourcing, pricing and product development strategies. On an ongoing basis we will also look to forward and backward integrate where opportunities exist to expand our processing expertise and increase our value-added capabilities. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavourable fluctuations in foreign exchange, reduced demand for natural and organic ingredients and delayed synergies as well as our inability to realize our particular strategic expansion goals could have an adverse impact on these forward-looking statements.

Distribution Group	Dec 31, 2009		Dec 31, 2008	Change	% Change

Revenue	237,254		259,046	(21,792)	(8.4%	)
Gross Margin	55,982		68,948	(12,966)	(18.8%	)
Gross Margin %	23.6%		26.6%		(3.0%	)

Operating Income	(627)		9,786	(10,413)	(106.4%	)
Operating Income %	(0.3%	)	3.8%		(4.1%	)

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

SunOpta Inc.	66	December 31, 2009 – 10-K

The Distribution Group contributed revenues of $237,254 in 2009, compared to $259,046 in 2008, a decrease of $21,792, or 8.4%. The table below explains the decrease in revenue:

Distribution Group Revenue Changes	$
Revenue for the year ended December 31, 2008	259,046
Unfavourable translation impact of a weakened Canadian dollar versus the U.S. dollar	(17,328)
Lower sales in our natural health products sector due to mainly to a decline in shipments of branded products as a result of the phase-out and subsequent re-launch of three of our brands which occurred in the second and third quarter of 2009, as well as decreased demand for two significant distributed products	(7,207)
Decreased produce sales due to the loss of a key customer and increased competitive pressures mainly in Central Canada	(4,232)
Increase in natural and organic grocery sales as a result of new product listings and improved pricing in Western and Eastern Canada as well as the finalization of a primary customer agreement in Central Canada	6,975
Revenue for the year ended December 31, 2009	237,254

Gross margin in the Distribution Group decreased by $12,966 or 18.8% in 2009 to $55,982, compared to $68,948 in 2008. As a percentage of revenues, gross margin was 23.6% in 2009 compared to 26.6% in 2008, a decline of 3.0%. Higher spoilage levels, more expensive U.S. sourced products in 2009 due to the depreciation of the Canadian dollar, and costs related to branded product relaunches are the primary reasons for the decline in margin rate. The table below explains the decrease in gross margin:

Distribution Group Gross Margin Changes	$
Gross Margin for the year ended December 31, 2008	68,948
Decrease volume in both branded and distributed natural health product lines and increased inventory reserves associated with the decision to rationalization and reduce the number of SKU’s offered	(6,373)
Unfavourable translation impact of a weakened Canadian dollar versus the U.S. dollar	(4,118)
Higher inventory spoilage costs in the current year in grocery operations and higher costs of U.S. sourced products which have become more expensive in the current year due to the depreciation of the Canadian dollar, and were not passed along to the retailers in a timely fashion as well as lower sales volumes	(1,828)
Customer credit related to returns and de-listing of old format branded natural health products as well as costs incurred to repackage returned product, all associated with the re-launch of three of our natural health brands	(647)
Gross Margin for the year ended December 31, 2009	55,982

SunOpta Inc.	67	December 31, 2009 – 10-K

Operating income in the Distribution Group decreased $10,413 to a loss of $627 in 2009, compared to operating income of $9,786 in 2008. The table below explains the decrease in operating income:

Distribution Group Operating Income Changes	$
Operating Income for the year ended December 31, 2008	9,786
Decrease in gross margin, as explained above	(12,966)
Increased marketing and listing costs incurred as a result of the three brand re-launches in the natural health product sector	(2,551)
Increase in SG&A expenses due to headcount and severance	(650)
Favourable translation impact of a weakened Canadian dollar versus the U.S. dollar on SG&A and W&D costs	3,836
Lower variable W&D costs as a result of overall lower sales volume as noted above	828
Increase in foreign exchange gains	766
Decrease in corporate cost allocation	324
Operating Income for the year ended December 31, 2009	(627)

Looking forward, the Distribution Group will continue to focus on growing its customer base and improving margins while reducing its overall fixed cost base, both domestically and internationally, the expansion of exclusive distributed product lines, reduced spoilage and working capital, and the continued rollout of enterprise distribution and warehousing software to its locations. Our brand re-launch efforts are now substantially complete, and gross margins and revenues on these branded products are expected to improve in future quarters. Long term segment operating margins are targeted at 5% of revenues which is expected to be achieved through a combination of a higher mix of branded product sales, selective pricing, SKU rationalization and efficiency strategies. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Poor customer acceptance of re-launched branded products, unfavourable movements in foreign exchange and spoilage, as well as inability to realize our strategies and goals indicated above could have an adverse impact on these forward-looking statements.

Opta Minerals	Dec 31, 2009	Dec 31, 2008	Change	% Change

Revenue	62,523	93,422	(30,899)	(33.1%	)
Gross Margin	13,081	18,476	(5,395)	(29.2%	)
Gross Margin %	20.9%	19.8%		1.1%

Operating Income	1,161	5,531	(4,370)	(79.0%	)
Operating Income %	1.9%	5.9%		(4.0%	)

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

SunOpta Inc.	68	December 31, 2009 – 10-K

Opta Minerals contributed $62,523, or 6.3% of consolidated revenue, for 2009 compared to $93,422, or 8.9%, for 2008. The decrease in revenues of $30,899 was mainly attributable to lower volumes at steel mills primarily due to the economic downturn. The table below explains the decrease in revenue:

Opta Minerals Revenue Changes	$
Revenue for the year ended December 31, 2008	93,422
Decrease in revenue in mill and foundry products due to the economic downturn which has lowered production volumes at steel mills and foundries around the world	(31,011)
Decrease in abrasive products manufacturing and distribution revenue as a result of the impact of the economic climate in the demand for the products and services	(1,008)
Increase in revenues due to the acquisition of MCP Mg-Serbien SAS on July 9, 2008	1,120
Revenue for the year ended December 31, 2009	62,523

Gross profit decreased by $5,395 to $13,081, or 20.9% of revenues, compared to $18,476, or 19.8% of revenues, in 2008; however, the margin rate improved by 1.1%. The table below explains the decrease in gross margin:

Opta Minerals Margin Changes	$
Gross Margin for the year ended December 31, 2008	18,476
Decrease in gross margin due to the downturn in the steel industry and loss of volume as explained above	(8,131)
Impact of the 2008 reserves recorded to reduce the value of magnesium inventory to net realizable value	2,736
Gross Margin for the year ended December 31, 2009	13,081

Operating income in Opta Minerals decreased $4,370 to $1,161 in 2009 from $5,531 in 2008. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes	$
Operating Income for the year ended December 31, 2008	5,531
Decrease in gross margin as explained above	(5,395)
Increase in SG&A due to the acquisition of MCP Mg-Serbien SAS on July 9, 2008	(366)
Decrease in foreign exchange gains from Euro denominated operations	(359)
Decrease in SG&A expenses related to a number of cost rationalization programs leading to lower compensation costs and professional fees, net of associated severance costs	1,750
Operating Income for the year ended December 31, 2009	1,161

Opta Minerals continues to develop and introduce new products into the marketplace, and is focused on leveraging the global platform that has been put in place to both drive these new products and improve efficiencies. Opta Minerals continues to expand in core North American and European markets and has taken action to restructure operations to address the current economic downturn. Opta Minerals is currently expanding abrasives processing operations in Texas and Florida to better serve the Southern U.S. markets. We own 66.4% of Opta Minerals and segment operating income is presented prior to minority interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended softness in the steel and foundry industries could have an adverse impact on these forward-looking expectations.

SunOpta Inc.	69	December 31, 2009 – 10-K

SunOpta BioProcess	Dec 31, 2009		Dec 31, 2008		Change	% Change

Revenue	519		1,435		(916)	(63.8%	)
Gross Margin	223		(553)		776	140.3%
Gross Margin %	43.0%		(38.5%	)		81.5%

Operating Income (Loss)	(3,287)		(3,286)		(1)	0.0%
Operating Income %	(633.3%	)	(229.0%	)		(404.3%	)

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

SunOpta BioProcess contributed $519 in revenues for 2009 compared to $1,435 in 2008. Revenues in 2009 were primarily generated from an equipment supply contract with a customer in China to perform cellulosic ethanol services. Revenues in 2008 were derived from research and development projects and the substantial completion of a separate equipment supply contract. The table below explains the decrease in revenue:

SunOpta BioProcess Revenue Changes	$
Revenue for the year ended December 31, 2008	1,435
Decreased due to Xylitol and other R&D programs completed in 2008 with no further revenues incurred in 2009	(952)
Effect of equipment supply contract and ancillary revenue with cellulosic ethanol producer substantially completed in 2008, offset by revenue recognized on Chinese equipment supply contract	(8)
Increase due to feedstock trials following completion of pilot plant and spare part sales	44
Revenue for the year ended December 31, 2009	519

Gross margin in SunOpta BioProcess was $223 in 2009 versus a loss of $553 in 2008. The improvement in margin over prior year mainly reflects the negative margins incurred in 2008 due to additional onsite commissioning costs that did not reoccur in 2009. We are still in the process of attempting to recover up to $600 of these costs from a supplier who performed work on behalf of SunOpta BioProcess. The table below explains the increase in gross margin:

SunOpta BioProcess Gross Margin Changes	$
Gross Margin for the year ended December 31, 2008	(553)
Negative margins incurred on equipment supply contract with cellulosic ethanol producer in 2008 due to additional on-site commissioning costs	920
Increase due to project costs savings from 2008 on Abener contract to build demonstration plant in Spain as well as positive margins on feedstock analysis and spare parts	49
Decrease in margin due to Xylitol and other R&D work not performed in 2009	(193)
Gross Margin for the year ended December 31, 2009	223

SunOpta Inc.	70	December 31, 2009 – 10-K

Operating losses in SunOpta BioProcess increased by $1 to $3,287 in 2009, from $3,286 in 2008. The table below explains the increase in operating loss:

SunOpta BioProcess Operating Income Changes	$
Operating Loss for the year ended December 31, 2008	(3,286)
Increase in gross margin in the period, as explained above	776
Decrease in foreign exchange gains due to the revaluation of Euro and Canadian denominated liabilities	(611)
Increased research and development (R&D) spending in relation to the CMCEP feasibility study as well as other internal R&D initiatives, offset by increased allocation of in house labour to open capital projects and government grant programs	(310)
Higher professional fees attributed to litigation matters and strategic alliance projects	(192)
Decrease in corporate cost allocations	336
Operating Loss for the year ended December 31, 2009	(3,287)

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

SunOpta Corporate Services	Dec 31, 2009	Dec 31, 2008	Change	% Change

Operating Income (Loss)	(4,852)	(8,875)	4,023	45.3%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

SunOpta Inc.	71	December 31, 2009 – 10-K

Operating costs in SunOpta Corporate Services decreased by $4,023 to $4,852 in 2009, from costs of $8,875 in 2008. The table below explains the decrease in operating loss:

SunOpta Corporate Services Operating Income Changes	$
Operating Loss for the year ended December 31, 2008	(8,875)
Decrease in professional fees related to the investigation into the 2007 restatement	6,153
Decrease in SG&A costs due to the weakened Canadian dollar in 2009 on translating Canadian borne expenses into U.S. dollars	1,276
Increase in corporate management fees that are allocated to SunOpta operating groups	557
Decrease in foreign exchange gains in 2009 Foreign exchange gains in the prior year were primarily a result of favourable movements of currency from Canadian to U.S. dollars using forward contracts during a time of volatility in the foreign currency markets, as well as unrealized gains recorded on the mark-to-market of Euro denominated debt owing to the former shareholders of The Organic Corporation. Current year foreign exchange gains relate primarily to unrealized gains resulting from the mark-to-market of Canadian denominated monetary assets.	(2,874)
Increase in other professional fees relating mainly to banking, tax and other consulting activities	(633)
Increase in all other SG&A, primarily insurance due to increases in umbrella insurance, property insurance and marine insurance	(456)
Operating Loss for the year ended December 31, 2009	(4,852)

Management fees mainly consist of salaries of corporate personnel who perform back office functions for our operating groups, as well as costs related to the enterprise resource management system used within several of our divisions. These expenses are allocated to the groups based on (1) specific identification of allocable costs that represent a service provided to each divisions, and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each division.

SunOpta Inc.	72	December 31, 2009 – 10-K

Results of Operations

2008 Operations Compared With 2007 Operations

	Dec 31, 2008	Dec 31, 2007	Change	Change
Consolidated	$	$	$	%
Revenue
SunOpta Foods	960,316	725,290	235,026	32.4%
Opta Minerals	93,422	75,365	18,057	24.0%
SunOpta BioProcess	1,435	1,839	(404)	(22.0%	)
Total Revenue	1,055,173	802,494	252,679	31.5%

Gross Margin
SunOpta Foods	138,172	109,476	28,696	26.2%
Opta Minerals	18,476	17,776	700	3.9%
SunOpta BioProcess	(553)	(1,118)	565	50.5%
Total Gross Margin	156,095	126,134	29,961	23.8%

Operating Income
SunOpta Foods	22,833	12,348	10,485	84.9%
Opta Minerals	5,531	6,668	(1,137)	(17.1%	)
SunOpta BioProcess	(3,286)	(5,985)	2,699	45.1%
Corporate Services	(8,875)	(7,369)	(1,506)	(20.4%	)
Total Operating Income	16,203	5,662	10,541	186.2%

Other Expense, net	1,003	1,187	(184)	(15.5%	)
Dilution Gain	-	693	(693)	(100.0%	)
Goodwill Impairment	10,154	996	9,158	919.5%
Interest Expense	14,281	8,823	5,458	61.9%
Income Tax Provision	790	(6,101)	6,891	112.9%
Non-Controlling Interest	911	1,043	(132)	(12.7%	)

Net earnings	(10,936)	407	(11,343)	(2,787.0%	)

1(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”)

Revenues for the year increased by 31.5% to $1,055,173 based on consolidated internal growth of 15.5% and acquisition revenues of $111,035. Internal growth includes growth on the base business plus growth on acquisitions from the date of acquisition over the previous year in addition to the impact of foreign exchange movements and its effects on translations to U.S dollars. Without the movements in foreign exchange, internal growth was 14.5%. Revenue growth continued to be led by SunOpta Foods as revenues increased $235,026 mainly due to the acquisition of The Organic Corporation, which contributed incremental revenues of $106,698, and strong internal growth from the Grains and Foods Group and Distribution Group.

Gross margins increased $29,961, or 23.8%, in 2008 to $156,095 from $126,134. As a percentage of revenues, consolidated gross margins decreased 0.9%. Higher raw material and freight costs beyond what could be passed along to customers, plant inefficiencies from expansion projects and inventory management initiatives, pre-opening costs for our Modesto facility and the acquisition of The Organic Corporation, which operates at lower margins, all unfavourably impacted SunOpta Food’s margin rate. This was slightly offset by the favourable turnaround in the Fruit Group’s Fruit Specialties division. Also contributing to the lower gross margin rate were inventory reserves to mark-to-market the raw magnesium inventory, and a decline in steel and foundry market which impacted Opta Minerals in the fourth quarter.

W&D costs for the year ended December 31, 2008 were $21,040, an increase of $141 compared to the same period in 2007. These costs are solely related to the Distribution Group as warehousing and distribution costs for other groups are considered part of Cost of Goods Sold. W&D costs as a percentage of Distribution Group revenues decreased 1.4% to 8.1% in 2008 due to leveraging existing warehouse infrastructure while increasing volume. For further details see the Distribution Group analysis included within.

SunOpta Inc.	73	December 31, 2009 – 10-K

SG&A costs including intangible asset amortization, increased $23,575 to $123,687 for the year ended December 31, 2008 compared to the same period in 2007. Of this increase, $7,772 was related to one-time professional fees incurred as a result of the 2007 financial restatement and investigation process. The acquisitions of The Organic Corporation, Newco, MCP Mg-Serbien SAS, the Mexican Berry Operations and Neo-Nutritionals increased SG&A by $11,028. Higher compensation costs associated with increased headcount to support expanded business operations combined with increased variable costs due to the increase in revenue were the main drivers behind the remaining SG&A increase of $4,775. SG&A as a percentage of sales was 11.7% in 2008 compared to 12.5% in 2007. The rate difference is primarily due to the impact of a weaker Canadian dollar on Canadian denominated costs, in addition to the acquisition of The Organic Corporation which operated with an SG&A rate of 7.9% of revenues.

Foreign Exchange gains increased to $4,835 in 2008 compared to a gain of $539. The increase is mainly due to favourable movements from the Canadian dollar and the Euro to the U.S dollar in the second and third quarter of 2008. We entered into a number of Canadian dollar and Euro forward contracts that, due to the volatility of exchange rates in these currencies, were closed prior to reaching their maturity.

Operating income increased by $10,541, or 186.2%, over the twelve months ended December 31, 2007 due to the factors noted above. Further details on revenue, gross margins corporate cost allocations and operating income are provided below by operating group.

Other expenses decreased $184 to $1,003 in 2008. Other expenses in 2008 mainly relate to the legal judgment in favour of one of SunOpta BioProcess’s customers offset by gains from certain insurance proceeds. In 2007, other expenses mainly related to legal fees and restructuring costs related to the consolidation of warehouses within the Distribution Group.

Based on our annual test for impairment, we determined that the carrying value of goodwill in the Fruit Group and International Sourcing and Trading Group, excluding The Organic Corporation, exceeded its fair value, and, as a result, we recorded an impairment charge of $10,154 (2007 - $996).

Compared to the twelve months ended December 31, 2007, interest expense increased by $5,458 due to increased long-term debt and operating lines net of cash on hand. The increase in debt was primarily related to acquisitions completed and higher working capital levels throughout the year due to internal growth. In addition, we experienced increased premiums over LIBOR due to certain financial ratios increasing.

The income tax expense in 2008 was $790 compared to a recovery of $6,101 in 2007. The expense in 2008, in comparison to a recovery in 2007 reflects of higher earnings before income tax and an allowance related to income tax valuation.

Non-controlling interest in 2008 was $911 compared to $1,043 in 2007, mainly reflecting the non-controlling interest component of Opta Minerals as we owned approximately 66.2% at the end of 2008.

Net losses for the year were $10,936 as compared to net income of $407 in 2007, a difference of $11,343 due in most part to the reasons described in the preceding paragraphs. Basic and diluted loss per share was $0.17 in 2008 compared to earnings per share of $0.01 for 2007.

SunOpta Inc.	74	December 31, 2009 – 10-K

Segmented Operations Information

SunOpta Foods	Dec 31,2008	Dec 31, 2007	Change	% Change

Revenue
Grains and Foods Group	327,307	248,021	79,286	32.0%
Ingredients Group	65,270	70,315	(5,045)	(7.2%	)
Fruit Group	150,879	133,645	17,234	12.9%
International Sourcing and Trading Group	157,814	53,039	104,775	197.5%
Distribution Group	259,046	220,270	38,776	17.6%
SunOpta Foods Revenue	960,316	725,290	235,026	32.4%

Gross Margin
Grains and Foods Group	34,309	31,539	2,770	8.8%
Ingredients Group	10,545	12,625	(2,080)	(16.5%	)
Fruit Group	7,349	(4,358)	11,707	268.6%
International Sourcing and Trading Group	17,021	8,650	8,371	96.8%
Distribution Group	68,948	61,020	7,928	13.0%
SunOpta Foods Gross Margin	138,172	109,476	28,696	26.2%
SunOpta Foods Gross Margin %	14.4%	15.1%		(0.7%	)

Operating Income
Grains and Foods Group	18,541	16,155	2,386	14.8%
Ingredients Group	3,392	4,432	(1,040)	(23.5%	)
Fruit Group	(10,219)	(18,679)	8,460	45.3%
International Sourcing and Trading Group	1,333	997	336	33.7%
Distribution Group	9,786	9,443	343	3.6%

SunOpta Foods Operating Income	22,833	12,348	10,485	84.9%
SunOpta Foods Operating Margin %	2.4%	1.7%		0.7%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

SunOpta Foods contributed $960,316, or 91.0% of consolidated revenue, in 2008 compared to $725,290, or 90.4%, of consolidated revenues in 2007. This was based on internal growth of 16.3% and acquisition revenues of $100,348. Internal growth included movements related to foreign exchange and commodity grain prices. In base currencies, internal growth was 15.2%. Acquisition revenues resulted primarily from the acquisition of The Organic Corporation within the International Sourcing and Trading Group where the Group contributed incremental revenues of $104,775. Continued strength in soybean, corn, sunflower and soymilk revenues in the Grains and Foods Group contributed $79,286 of higher SunOpta Foods sales. These increases were also impacted by generally higher commodity prices. Revenue growth of $38,776 within the Distribution Group was due to improved sales in grocery and natural health products. Favourable sales of $17,234 from the Fruit Group was mainly due to the acquisition of the Mexican Berry Operations in 2007 in addition to higher volumes of healthy fruit snacks from the new bar forming equipment. This was offset by $5,045 in lower revenues in the Ingredients Group due to the weakness in the dairy blending operations and lower contract manufacturing volumes.

SunOpta Inc.	75	December 31, 2009 – 10-K

Gross Profit in SunOpta Foods increased $28,696 in 2008 to $138,172, or 14.4% of revenues, compared to $109,476, or 15.1% of revenues, in 2007. The turnaround in the Fruit Group contributed $11,707 in incremental margins. Higher volumes within the Grains and Foods Group and Distribution Group improved margins by $10,698. Improved margins of $8,371 was due to the acquisition of The Organic Corporation within the International Sourcing and Trading operations. This was offset by lower margins from the Ingredients Group of $2,080 due to unfavourable volumes and plant efficiencies related to the Midwest flooding in 2008. The gross profit rate decreased 0.7% in 2008 to 14.4% of revenues. Excluding The Organic Corporation, which has a lower inherent margin rate, the SunOpta Food’s margin rate was 15.1%, which is comparable to 2007. Higher commodity prices, plant inefficiencies and pre-opening costs associated with plant expansions in our Grains and Foods Group negatively impacted the overall SunOpta Foods margin percentage. Also unfavourably impacting the SunOpta Foods margin were higher sourcing, freight and storage costs as customer pricing often lagged cost increases and was further compounded by the depreciation in the Canadian dollar compared to the U.S. dollar. Plant throughput suffered as we strategically reduced production to reduce inventory levels. Higher inventory reserves and mark-to-market adjustments, especially in the fourth quarter, also contributed to the year over year reduction in gross margin rates. These declines were partially offset by the continued turnaround in the Fruit Group, which recorded a gross margin rate of 4.9% in 2008 compared to a margin loss of 3.3% in 2007.

Operating income in SunOpta Foods increased by 84.9% to $22,833 in 2008 from $12,348 in 2007. The continued turnaround in the Fruit Specialties division of the Fruit Group improved income by $8,460. Strong volumes of grains and grains-based ingredients in the Grains and Foods Group increased SunOpta Foods income by $2,386. The International Sourcing and Trading operations' acquisition of The Organic Corporation and the continued strength in the Distribution Group due to improved grocery and natural health products improved operating income by a combined $679. Offsetting these improvements were reduced operating income of $1,040 in the Ingredients Group due to higher supply costs beyond what was passed through in increased customer pricing, in addition to plant inefficiencies related to the flooding in the Midwestern United States. The SunOpta Foods’ results include the impact of higher corporate cost allocations of $2,132. A more comprehensive discussion on group results and corporate cost allocations is included below with the various groups that make up SunOpta Foods.

Effective January 1, 2008, two divisions previously reported within the Ingredients Group were transferred, one to the Grains and Foods Group and the other to the Distribution Group. The impact of these transfers on 2007 financial results is as follows:

	Grains and	Ingredients	Distribution	SunOpta
	Foods Group	Group	Group	Foods
	$	$	$	$

Revenue	1,629	(4,389)	760	(2,000)
Gross Margin	1,162	(1,770)	(1,392)	(2,000)
Operating Income	1,162	(1,576)	414	-

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

The Organic Corporation and Organic Ingredients were removed from the Fruit Group and combined to create a new group called International Sourcing and Trading Group because this reflects how our chief decision makers review and assess these reporting units.

SunOpta Inc.	76	December 31, 2009 – 10-K

Grains and Foods Group	Dec 31, 2008	Dec 31, 2007	Change	% Change

Revenue	327,307	248,021	79,286	32.0%
Gross Margin	34,309	31,539	2,770	8.8%
Gross Margin %	10.5%	12.7%		(2.2%	)

Operating Income	18,541	16,155	2,386	14.8%
Operating Income %	5.7%	6.5%		(0.8%	)

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

The Grains and Foods Group contributed $327,307 in revenues in 2008 compared to $248,021 in 2007, a 32.0% increase. This increase was attributed entirely to internal growth and a significant rise in commodity prices on soy, corn and sunflower products. The table below explains the increase in revenue compared to prior year:

Grains and Foods Group Revenue Changes	$
Revenue for the year ended December 31, 2007	248,021
Increase due to higher demand and commodity prices for non-GMO and organic grains and grains based food ingredients, including organic oils, sweeteners and dairy products	54,790
Increase in aseptic and extended shelf life (ESL) soy and alternative beverage sales due to growth in volumes from existing contracts and the addition of a large contract late in the year with a major food service restaurant operator	18,364
Favourable sunflower based business sales due to increased demand for in-shell and bakery kernel sunflower products	6,695
Decrease in roasted products snack food revenues due to the loss of a significant customer contract	(563)
Revenue for the year ended December 31, 2008	327,307

Gross margin in the Grains and Foods Group increased by $2,770 in 2008 compared to 2007. The gross margin percentage decreased 2.2% to 10.5% over the same period mainly as a result of higher commodity prices, in addition to plant inefficiencies stemming from our plant expansions, pre-opening expenses and higher inventory reserves. The table below explains the increase in gross margin compared to prior year:

Grains and Foods Gross Margin Changes	$
Gross Margin for the year ended December 31, 2007	31,539
Higher sales volumes, commodity prices and plant efficiencies	4,410
Higher sunflower margins due to improved volumes and pricing on bird food products, oil, conoil and chips	1,353
Lower margins on soymilk and roasted grain products due to increased raw material costs and plant inefficiencies related to existing plant expansions	(2,018)
Pre-opening expense relating to the west coast production facility	(975)
Gross Margin for the year ended December 31, 2008	34,309

SunOpta Inc.	77	December 31, 2009 – 10-K

Operating income in the Grains and Foods Group increased by $2,386, or 14.8% to $18.541 from $16,155 in 2007. The table below explains the increase in operating income compared to prior year:

Grains and Foods Group Operating Income Changes	$
Operating Income for the year ended December 31, 2007	16,155
Increase in gross margin, as explained above	2,770
Increase in foreign exchange gains related to forward contracts within the sunflower business for sales realized in Euros	250
Decrease in SG&A costs	56
Higher corporate cost allocations	(690)
Operating Income for the year ended December 31, 2008	18,541

Ingredients Group	Dec 31, 2008	Dec 31, 2007	Change	% Change

Revenue	65,270	70,315	(5,045)	(7.2%	)
Gross Margin	10,545	12,625	(2,080)	(16.5%	)
Gross Margin %	16.2%	18.0%		(1.8%	)

Operating Income	3,392	4,432	(1,040)	(23.5%	)
Operating Income %	5.2%	6.3%		(1.1%	)

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

The Ingredients Group contributed revenues of $65,270 in 2008 compared to $70,315 in 2007, a 7.2% decrease. The table below explains the decrease in revenue compared to prior year:

Ingredients Revenue Changes	$
Revenue for the year ended December 31, 2007	70,315
Decreased dairy blending volumes and prices due to inherent declines in the price of raw materials	(5,357)
Decreased technical processing of starch and other ingredients products	(1,128)
Lower volumes in contract manufacturing	(924)
Increased oat and soy fiber sales	2,364
Revenue for the year ended December 31, 2008	65,270

SunOpta Inc.	78	December 31, 2009 – 10-K

Gross margins in the Ingredients Group decreased by $2,080 and the margin rate decreased from 18.0% to 16.2% of revenue. Weaker demand and lower prices for dairy blend products had a negative impact on the group's margin rate as well as higher raw material, energy and transportation costs related to oat and soy fiber products which preceded pricing taken during the year. The table below explains the decrease in gross margin compared to prior year:

Ingredients Group Gross Margin Changes	$
Gross Margin for the year ended December 31, 2007	12,625
Increases in raw material, energy and transportation costs related to oat and soy fiber products which preceded pricing taken during the year	(1,256)
Inefficiencies resulting from plant shutdowns and subsequent start-up following the series of floods that affected the midwestern United States during 2008	(489)
Weaker demand and lower prices on dairy blend products	(335)
Gross Margin for the year ended December 31, 2008	10,545

Operating income in the Ingredients Group decreased $1,040 to $3,392 in 2008 compared to 2007. The table below explains the decrease in operating income compared to prior year:

Ingredients Group Operating Income Changes	$
Operating Income for the year ended December 31, 2007	4,432
Decrease in gross margin, as explained above	(2,080)
Increased foreign exchange losses	(42)
Lower compensation, travel and consulting costs as a result of cost saving initiatives	688
Lower corporate cost allocations	394
Operating Income for the year ended December 31, 2008	3,392

Fruit Group	Dec 31, 2008		Dec 31, 2007		Change	% Change

Revenue	150,879		133,645		17,234	12.9%
Gross Margin	7,349		(4,358)		11,707	268.6%
Gross Margin %	4.9%		(3.3%	)		8.2%

Operating Income (Loss)	(10,219)		(18,679)		8,460	45.3%
Operating Income (Loss) %	(6.8%	)	(14.0%	)		7.2%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

SunOpta Inc.	79	December 31, 2009 – 10-K

The Fruit Group contributed revenues of $150,879 in 2008 compared to $133,645 in 2007, a 12.9%, or $17,234, increase. Year over year internal growth within the group was 7.7%. The table below explains the increase in revenue compared to prior year:

Fruit Group Revenue Changes	$
Revenue for the year ended December 31, 2007	133,645
Increased Healthy Fruit Snacks Sales as a result of additional customers and significantly increased capacity made available by the new bar forming equipment that was brought online late in the fourth quarter of 2007 in the division’s Omak, Washington facility	11,805
Increase due to the acquisition of the Mexican Berry Operations in May 2007	5,970
Increase in revenues relating to our brokerage operations due mainly to a change in business circumstances during the third quarter of 2008 that led to reporting certain revenue on a gross basis, rather than on a net margin basis	3,788
Lower volumes in our frozen fruit and fruit toppings operations mainly due to lower industrial and private label volumes of organic fruit and fruit purees as the business was repositioned for future profitability partially offset by increased sales due to expanded fruit topping product offering	(4,329)
Revenue for the year ended December 31, 2008	150,879

Gross margins in the Fruit Group increased by $11,707 in 2008 to $7,349, or 4.9% of revenue, compared to a margin loss of 3.3% of revenue in 2007. The overall 8.2% improvement in margin rate in 2008 reflects close to breakeven margins in our frozen fruit operation as we spent most of the year selling through a large portion of inventory that was already written down to net realizable value. As a result of the delay in filing our Form 10-K for the year ended December 31, 2007, provisions established to reduce certain inventory to its net realizable value were prepared using the most current pricing knowledge available. Note that the reserves established at December 31, 2007 were not intended to cover yet to be incurred period costs such as third party storage costs and utility costs. The table below explains the increase in gross margin compared to prior year:

Fruit Group Gross Margin Changes	$
Gross Margin for the year ended December 31, 2007	(4,358)
During 2007, the frozen fruit operation recorded a provision to reduce the carrying value of inventory to its net realizable value	6,552
Improved customer pricing in the frozen fruit operation, offset slightly by a decline in volume	3,604
During 2008, the frozen fruit operation sold through inventory that was written down to net realizable value in the prior year	3,009
Gross margin improved in our Healthy Fruit Snacks, Brokerage and Fruit Toppings operations primarily due to increased volumes partially due to expanded product offerings	1,444
In an effort to reduce storage and other period costs associated with holding inventory, during 2008 we undertook extensive efforts to sell through a large portion of inventory that existed at December 31, 2007. These efforts, combined with improved production planning, resulted in favourable absorption efficiencies compared to prior year	1,332
Increase due to the acquisition of the Mexican Berry Operations in May 2007	804
Storage and utilities cost as a result of higher inventory levels during much of 2008 compared to 2007	(5,038)
Gross Margin for the year ended December 31, 2008	7,349

SunOpta Inc.	80	December 31, 2009 – 10-K

Operating income in the Fruit Group increased by $8,460 to a loss of $10,219 in 2008 compared to a loss of $18,679 in the same period of 2007. The table below explains the increase in operating income compared to prior year:

Fruit Group Operating Income Changes	$
Operating Income for the year ended December 31, 2007	(18,679)
Increase in gross margin, as explained above	11,707
Decrease in bad debt expense	392
Increased foreign exchange gains, which are derived from Mexican and Canadian operations within the Fruit Group	304
Increased compensation and other costs due to increased headcount to support expanded business development and improved controls, new industrial product programs, severance and various other initiatives to improve internal processes	(2,850)
Increase due to the acquisition of the Mexican Berry Operations in May 2007	(624)
Increased corporate allocations	(469)
Operating Income for the year ended December 31, 2008	(10,219)

International Sourcing and Trading Group	Dec 31, 2008	Dec 31, 2007	Change	% Change

Revenue	157,814	53,039	104,775	197.5%
Gross Margin	17,021	8,650	8,371	96.8%
Gross Margin %	10.8%	16.3%		(5.5%	)

Operating Income (Loss)	1,333	997	336	33.7%
Operating Income (Loss) %	0.8%	1.9%		(1.1%	)

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

The International Sourcing and Trading Group contributed revenues of $157,814 in 2008 compared to $53,039 in 2007, a $104,775, or 197.5%, increase. Internal growth within the group was 9.6% which included internal growth on The Organic Corporation's base business and changes in foreign exchange rates. The table below explains the increase in revenue compared to prior year:

International Sourcing and Trading Group Revenue Changes	$
Revenue for the year ended December 31, 2007	53,039
Increase due to the acquisition of The Organic Corporation in April 2008	106,698
Lower industrial sales volume at SGOI	(1,923)
Revenue for the year ended December 31, 2008	157,814

SunOpta Inc.	81	December 31, 2009 – 10-K

Gross margins in the International Sourcing and Trading Group increased $8,371 to $17,021 in 2008 compared to $8,650 in 2007. The table below explains the increase in gross margin compared to prior year:

International Sourcing and Trading Gross Margin Changes	$
Gross Margin for the year ended December 31, 2007	8,650
Increase due to the acquisition of The Organic Corporation in April 2008	9,671
Decrease in gross margin at SGOI due to inventory reserves to reduce certain key raw materials to net realizable value in addition to higher raw material, distribution and storage costs beyond what was passed on in pricing to customers during the year	(1,300)
Gross Margin for the year ended December 31, 2008	17,021

Margins rates within the base business prior to the acquisition of The Organic Corporation were 14.4% compared to 16.3% in 2007. Gross margin rates within The Organic Corporation were 9.1%, which are consistent with historical margins for this business. Generally, The Organic Corporation realizes lower margins than SGOI as it closely resembles a traditional trading operation, compared to the value added private label co-pack operations of SGOI.

Operating income in the International Sourcing and Trading Group increased by $336 to $1,333 in 2008 over 2007, an increase of 33.7%. Overall, operating income from The Organic Corporation offset weakness experienced within SGOI, specifically a softening in sales of organic industrial products, primarily in the fourth quarter, due to the economic downturn. This downturn also precipitated the need to take additional inventory reserves for certain products as noted above. The table below explains the increase in operating income compared to prior year:

International Sourcing and Trading Group Operating Income Changes	$
Operating Income for the year ended December 31, 2007	997
Increase in gross margin, as explained above	8,371
Increased foreign exchange gains relating to The Organic Corporation acquisition	463
Increase in SG&A costs due to the acquisition of The Organic Corporation in April 2008	(8,400)
Higher SG&A costs primarily due to increased corporate cost allocations	(98)
Operating Income for the year ended December 31, 2008	1,333

Distribution Group	Dec 31, 2008	Dec 31, 2007	Change	% Change

Revenue	259,046	220,270	38,776	17.6%
Gross Margin	68,948	61,020	7,928	13.0%
Gross Margin %	26.6%	27.7%		(1.1%	)

Operating Income	9,786	9,443	343	3.6%
Operating Income %	3.8%	4.3%		(0.5%	)

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

SunOpta Inc.	82	December 31, 2009 – 10-K

The Distribution Group contributed revenues of $259,046 in 2008, an increase of $38,776, or 17.6%, over 2007. Internal growth within the group was 16.1%. The table below explains the increase in revenue compared to prior year:

Distribution Group Revenue Changes	$
Revenue for the year ended December 31, 2007	220,270
Increased natural and organic grocery sales as a result of new listings at a major retailer in Eastern Canada and increased warehouse capacity in Western Canada	24,182
Increased revenue in the natural health sector due to continued strength from new listings, new product lines and further market penetration into Western Canada	9,290
Increase due to the acquisition of Neo-Nutritionals Inc. in December 2007	3,754
Increased revenues in the produce segment mainly as a result of new locations at existing Western Canada retailers partly offset by decreases in the Eastern region due to increased competitive pressures	1,550
Revenue for the year ended December 31, 2008	259,046

Gross margin in the Distribution Group increased by $7,928 in 2008 to $68,948, or 26.6% of revenues. As a percentage of revenues, gross margin decreased by 1.1% due mainly to product mix in our natural and health operations as a higher proportion of distributed products with lower margins were sold versus higher margin branded products. Additionally, the weakening of the Canadian dollar coupled with the inability to pass along exchange based price increases to retailers negatively impacted margins, especially in the fourth quarter. The table below explains the increase in gross margin compared to prior year:

Distribution Group Gross Margin Changes	$
Gross Margin for the year ended December 31, 2007	61,020
Higher natural and organic grocery volumes, offset by a decrease in produce volume due to competition, and delays in passing along foreign exchange driven cost increases via pricing to retailers	3,956
Increased volume of distributed natural health products offset by lower volumes in our higher margin branded products	2,642
Increase due to the acquisition of Neo-Nutritionals Inc. in December 2007	1,330
Gross Margin for the year ended December 31, 2008	68,948

SunOpta Inc.	83	December 31, 2009 – 10-K

Operating income in the Distribution Group increased by $343 or 3.6% to $9,786 in 2008 compared to $9,443 in 2007. Combined SG&A and W&D increased by $6,797 to $58,869 compared to 2007. As a percentage of revenues, these expenses decreased to 22.7% versus 23.6% in 2007 primarily due to volume efficiencies. The table below explains the increase in operating income compared to prior year:

Distribution Group Operating Income Changes	$
Operating Income for the year ended December 31, 2007	9,443
Increase in gross margin, as explained above	7,928
Increased variable freight and warehousing costs due to increased revenues, offset by volume efficiencies as a result of the 2007 warehouse expansion in Western Canada	(5,815)
Higher SG&A costs due to the acquisition of Neo-Nutritionals Inc. in December 2007	(881)
Increased foreign exchange losses due to the decline in the Canadian dollar versus the U.S. dollar, mainly in the fourth quarter of 2008	(788)
Higher corporate cost allocations	(101)
Operating Income for the year ended December 31, 2008	9,786

Opta Minerals	Dec 31, 2008	Dec 31, 2007	Change	% Change

Revenue	93,422	75,365	18,057	24.0%
Gross Margin	18,476	17,776	700	3.9%
Gross Margin %	19.8%	23.6%		(3.8%	)

Operating Income	5,531	6,668	(1,137)	(17.1%	)
Operating Income %	5.9%	8.8%		(2.9%	)

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

Opta Minerals contributed $93,422, or 8.9% of consolidated revenue, for 2008 compared to $75,365, or 9.4%, for 2007. The table below explains the increase in revenue compared to prior year:

Opta Minerals Revenue Changes	$
Revenue for the year ended December 31, 2007	75,365
Increase due to the acquisitions of MCP Mg-Serbien SAS in July 2008 and Newco in July 2007	9,637
Higher demand and prices for chromite and magnesium based products	9,362
Lower abrasive sales, offset by favourable mill and foundry volumes	(942)
Revenue for the year ended December 31, 2008	93,422

SunOpta Inc.	84	December 31, 2009 – 10-K

Gross profit increased by $700 to $18,476, or 19.8% of revenues, compared to $17,776, or 23.6% of revenues, in 2007. The 3.8% decline in margin rate was primarily due to significant reserves that were established to reduce the value of raw magnesium inventory to its net realizable value, as well as the unprecedented downturn in the U.S. steel industry which unfavourably impacted demand for our products and thus the margins realized. The table below explains the increase in gross margin compared to prior year:

Opta Minerals Gross Margin Changes	$
Gross Margin for the year ended December 31, 2007	17,776
Increased volume for chromite and magnesium as well as mill and foundry products	1,376
Increase due to the acquisitions of MCP Mg-Serbien SAS in July 2008 and Newco in July 2007	2,060
Reserves taken to reduce the value of raw magnesium inventory to net realizable value	(2,736)
Gross Margin for the year ended December 31, 2008	18,476

Opta Minerals operating income decreased by $1,137 or 17.1% to $5,531 in 2008 compared to $6,668 in 2007. The table below explains the decrease in operating income compared to prior year:

Opta Minerals Operating Income Changes	$
Operating Income for the year ended December 31, 2007	6,668
Increase in gross margin, as explained above	700
Increased professional services, travel, and advertising costs incurred primarily to organize and promote our new European subsidiaries	(1,225)
Increased SG&A due to the acquisitions of MCP Mg-Serbien SAS in July 2008 and Newco in July 2007	(399)
Foreign exchange losses on a Slovak Koruna denominated promissory note due to the former owner of Newco	(213)
Operating Income for the year ended December 31, 2008	5,531

SunOpta BioProcess	Dec 31, 2008		Dec 31, 2007		Change	% Change

Revenue	1,435		1,839		(404)	(22.0%	)
Gross Margin	(553)		(1,118)		565	50.5%
Gross Margin %	(38.5%	)	(60.8%	)		22.3%

Operating Income (Loss)	(3,286)		(5,985)		2,699	45.1%
Operating Income %	(229.0%	)	(325.4%	)		96.4%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

SunOpta Inc.	85	December 31, 2009 – 10-K

SunOpta BioProcess revenues for the year ending December 31, 2008 were $1,435 versus $1,839 in 2007. The table below explains the decrease in revenue compared to prior year:

SunOpta BioProcess Revenue Changes	$
Revenue for the year ended December 31, 2007	1,839
Decrease in revenue from equipment supply contracts as projects were completed in the year for customers in Europe and the United States	(1,590)
Increase in revenue from research and development projects related to initial feasibility work on the planned commercial scale cellulosic ethanol plant in Minnesota and related work on the production of commercial grade xylitol from wood-based biomass	942
Increase in revenue from consulting services, spare part sales and pilot plant trials	244
Revenue for the year ended December 31, 2008	1,435

Gross margin losses in SunOpta BioProcess were $553 in 2008 versus a loss of $1,118 in 2007. The table below explains the decrease in gross margin losses compared to prior year:

SunOpta BioProcess Gross Margin Changes	$
Gross Margin for the year ended December 31, 2007	(1,118)
Contract losses incurred on equipment supply contract that was completed in 2007	805
Positive margins realized on research and development projects that were commenced and completed in 2008	184
Increased margins generated from consulting services, spare part sales and pilot plant trials	30
Additional commissioning costs incurred during the final phase of start-up on an equipment supply contract that was substantially completed in 2008 resulting in a project loss of $823 in 2008 reduced by the project loss of $369 incurred in 2007	(454)
Gross Margin for the year ended December 31, 2008	(553)

Operating losses in SunOpta BioProcess decreased by $2,699 to $3,286 in 2008, compared to operating losses of $5,985 in 2007. The table below explains the decrease in operating losses compared to prior year:

SunOpta BioProcess Operating Income Changes	$
Operating Income for the year ended December 31, 2007	(5,985)
Reserve for outstanding amounts owing on an equipment supply contract recorded in 2007 (no additional reserves were required in 2008)	2,634
Increase in gross margin, as explained above	565
Increase in foreign gains due to the revaluation of Euro and Canadian denominated liabilities	330
Lower compensation costs as a greater amount of in-house labour was dedicated to open projects, offset by increased research and development costs	110
Increased professional fees primarily relating to legal costs related to an existing equipment supply contract	(940)
Operating Income for the year ended December 31, 2008	(3,286)

SunOpta Inc.	86	December 31, 2009 – 10-K

In December 2008, SunOpta BioProcess was ordered to pay a settlement of €1,329, or approximately U.S. $1,900 on a European contract with Abener Energia S.A. The settlement amount was charged to Other Income and Expense.

SunOpta Corporate Services	Dec 31, 2008	Dec 31, 2007	Change	% Change

Operating Income (Loss)	(8,875)	(7,369)	(1,506)	(20.4%	)

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expenses, net” and “Goodwill impairment”. Operating income % is calculated as operating income divided by revenues.)

Operating costs in SunOpta Corporate Services increased by $1,506 to $8,875 in 2008, compared to operating costs of $7,369 in 2007. The table below explains the increase in operating losses compared to prior year:

SunOpta Corporate Services Operating Income Changes	$
Operating Income (Loss) for the year ended December 31, 2007	(7,369)
Increased professional fees relating to the restatement of 2007 quarterly financial statements	(7,772)
Increased foreign exchange gains primarily due to favourable movements in the exchange rate between Canada and the U.S. We were able to close certain forward foreign exchange contracts during the year earlier than their maturity date and consequently realize foreign exchange gains as a result of the volatility of the foreign exchange market. Additionally, unrealized gains were recorded on Euro denominated debt related to the acquisition of The Organic Corporation	3,992
Higher corporate management fees offset by net $8 other increase in SG&A costs	2,274
Operating Income (Loss) for the year ended December 31, 2008	(8,875)

SunOpta Inc.	87	December 31, 2009 – 10-K

Liquidity and Capital Resources

We obtain our short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At December 31, 2009, we have availability under certain lines of credit of approximately $69,817 (2008 – $55,942). As a result of amendments to our credit facilities (Note 8), previously available revolving acquisition lines were eliminated.

On April 30, 2009, we negotiated certain amendments to our syndicated banking facilities. The agreement included a waiver to certain financial covenants at March 31, 2009, and amended covenants for June 30, 2009, September 30, 2009 and December 31, 2009. The amendments included a reduction in the maximum availability under the Canadian line of credit facility from Cdn $25,000 to Cdn $20,000, the cancellation of the revolving portion of the revolving acquisition facility, an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios, as well as certain other changes related to capital expenditures and permitted investments. For further details on these operating lines and long-term debt please refer to Note 8 and Note 9 of the Consolidated Financial Statements.

On July 30, 2009, Opta Minerals and its lenders negotiated certain amendments to its banking facilities. The amendments included adjustments to certain financial covenant thresholds, a reduction in the maximum availability under the revolving acquisition facility to Cdn $14,043, and an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios. For further details on the banking facilities of Opta Minerals please refer to note 8 and note 9 of the Consolidated Financial Statements.

On October 30, 2009, we completed the conversion of our syndicated credit facilities to an Asset-Based Lending (“ABL”) arrangement, which superseded the amendments from April 30, 2009. The ABL arrangement changes our credit facilities such that credit limits in both the Canadian and U.S. line of credit facilities are based on a borrowing base supported by our accounts receivable and inventories, determined on a monthly basis. In addition, the non-revolving and acquisition facilities (notes 9(b) and (c) to the Consolidated Financial Statements) were eliminated, and the existing balances refinanced using the U.S. line of credit facility. The conversion also decreases the interest rate premium charged on outstanding balances which are based on new financial ratios. Under the new ABL arrangement, the term of the syndicated credit facilities were extended to October 30, 2012.

We have the following sources from which we can fund our operating cash requirements:

  Cash and cash equivalents (refer to note 21 of the consolidated financial statements).
  Available operating lines of credit.
  Cash flows generated from operating activities.
  Cash flows generated from exercise of options which may be in-the-money during the year.
  Additional long term financing.
  Sale of non-core divisions, or assets.

In order to finance significant acquisitions that may arise in the future, we may need additional sources of cash which it could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of common stock in relation to an acquisition or a divestiture.

Included in cash and cash equivalents is $18,954 (2008 - $22,077) of cash relating to SunOpta BioProcess that was raised as a result of the preferred share issuance. These funds are specific to SunOpta BioProcess and can only be used by SunOpta BioProcess, which will use these funds for working capital purposes, continued development of biomass conversion technologies and to build and operate commercial scale facilities for the conversion of cellulosic biomass to ethanol. The cash balance on hand is funding losses incurred since the preferred share issuance, as well as potential future losses of SunOpta BioProcess. Also included in cash and cash equivalents are funds of $781 (2008 - $1,377) that are specific to Opta Minerals. These funds cannot be used for general corporate purposes and can only be used within these entities.

We intend to maintain a target long term debt to equity ratio of approximately 0.30 - 0.50 to 1.00 versus the current position at December 31, 2009 of 0.37 to 1.00 (2008 – 0.49 to 1.00) and total debt ratio of 0.50 - 0.70 to 1.00 versus our current position of 0.65 to 1.00 (2008 – 0.79 to 1.00).

SunOpta Inc.	88	December 31, 2009 – 10-K

Cash Flows – 2009 compared to 2008

Net cash and cash equivalents decreased $4,032 during fiscal 2009 (2008 – decreased by $5,547) to $20,723 at December 31, 2009. The decrease in cash and cash equivalents was primarily the result of $34,363 in net debt repayments, $12,161 of net capital expenditures, and $2,198 in deferred financing fees, offset by cash provided by operating activities of $44,888, of which $27,296 was generated from working capital.

Operating activities generated $44,888 during fiscal 2009, an improvement of $11,203 compared to cash generated of $33,685 during fiscal 2008. This improvement in cash provided by operating activities was due a $13,927 reduction in cash used to fund working capital in 2009 compared to 2008. The primary area of improvement in cash used to fund working capital was a reduction of $27,478 in cash used to fund inventories. This is consistent with Company-wide objectives to reduce inventory levels, resulting in a decrease from $200,869 at December 31, 2008 to $178,140 at December 31, 2009, which has seen a reduction in raw materials and work in progress and finished goods of $18,763 and $6,164, respectively. In particular, the International Sourcing and Trading Group has seen a reduction of $18,306 or approximately 40% in inventory balances, as the group sells through the prior year’s harvests, and focuses on reducing inventories on-hand and controlling the purchase of raw materials. Opta Minerals has also reduced inventories by $5,042, through tighter purchasing and other initiatives implemented as a result of the continued economic downturn in the steel industry that the group faced throughout 2009. Offsetting the working capital cash flow improvements in 2009 compared to 2008 was a use of cash of $14,973 for accounts payable and accrued liabilities. Higher levels of accounts payable and accrued liabilities in 2009 compared to 2008 were due to higher purchasing volumes and accruals for professional fees. Loss for 2009, after adding back items not affecting cash decreased by $2,724 compared to 2008. The changes in fiscal 2009, compared to the same period in 2008, in items not affecting cash are a $680 unrealized loss on foreign exchange due to movements in the foreign exchange rates, offset by non-cash movements of $1,914 in deferred income taxes, and a $1,110 reduction in long-term liability at a subsidiary of Opta Minerals.

Investing activities used cash of $14,132 in fiscal 2009, compared to a use of $15,732 in fiscal 2008. The lower spending of $1,600 is the result of higher net capital expenditures in 2009 compared to 2008, offset by prior year spending on the acquisitions of TOC and MCP, as well as lower payments of deferred purchase consideration and lower purchases of patents, trademarks and other intangible assets. There were no acquisitions in fiscal 2009. In addition to normal maintenance capital spending, capital expenditures in 2009 include spending to bring our aseptic soymilk manufacturing facility in California to the stage of commercial production, as well as spending on our organic pressed oil refinery joint venture in Colorado, which is expected to be fully operational in the first quarter of 2010.

Financing activities used $35,739 in fiscal 2009 compared to $22,898 in fiscal 2008. In 2009, net debt repayments on our line of credit and long-term debt facilities were $34,363 compared to $24,251 in 2008. The increase in net debt repayment is due to borrowings of approximately $10,000 which occurred early in fiscal 2008 to fund the acquisition of TOC. The Company also incurred $2,198 in deferred financing fees in connection with the Fifth Amended and Restated Credit Facility Agreement which was signed on October 30, 2009. There were no financing fees incurred in 2008.

Cash flows – 2008 compared to 2007

Net cash and cash equivalents decreased $5,547 during 2008 (2007 – increased by $29,348) to $24,755 as at December 31, 2008 (2007 - $30,302). Overall, the decrease in cash and cash equivalents was primarily the result of repayments of line of credit facilities, long-term debt and current year purchases of property, plant and equipment, offset by cash provided by a reduction in working capital levels from the prior year.

SunOpta Inc.	89	December 31, 2009 – 10-K

Operating activities generated cash of $33,685 in 2008, an improvement of $68,762 as compared to a use of cash of $35,077 in 2007. The majority of the improvement in cash provided by operating activities was due to a $60,756 reduction in cash used to fund working capital. Of the total decrease in cash used to fund working capital, $46,451 was the result of a reduction in inventories, consistent with our 2008 objective of reducing inventory levels across all operating segments. Specifically, we lowered production volumes and undertook efforts to sell through a large portion of inventory that existed at December 31, 2007 within the Fruit Specialties division. Additionally, a decrease in accounts receivable, year over year generated $11,897 of cash flows, as days sales outstanding (DSO) decreased from 36.6 days at December 31, 2007 to 31.6 days at December 31, 2008, due to increased collection efforts. In addition to the increase in cash flow due to working capital reductions was a $8,006 increase to items not affecting cash, due mainly to higher goodwill impairment charges of $9,158, an increase in the non-cash impact that amortization and changes to deferred tax balances, offset by a decrease in earnings of $11,343.

Investing activities used $15,732 of cash in 2008, compared to a use of $56,259 in 2007. This $40,527 improvement in cash flows was due in part to a decrease in cash used to acquire companies of $16,052. We completed two acquisitions in 2008, versus four in 2007. Purchases of property, plant and equipment decreased by $20,036 in 2008 compared to 2007 as a result of a curtailment of capital spending to baseline maintenance levels, as well as the completion of the bar forming capital project in our healthy fruit snacks operation in early 2008. In addition, purchase of patents, trademarks and other intangible assets decreased by $1,132; as $1,200 incurred to acquire a trade name in 2007 was not incurred in 2008. We generated cash of $2,005 the majority of which related to insurance proceeds of $1,947 in the Grains and Foods Group related to fires that occurred in late 2007 and early 2008.

Financing activities used cash of $22,898 in 2008, compared to $120,187 of cash provided in 2007. In 2007, we generated cash of $51,882 net of costs as a result of an equity offering in February 2007, and $27,954 in cash was raised in June 2007 as a result of the preference shares issued by SunOpta BioProcess. No such private or public offerings took place during 2008. Additionally, in 2007, we borrowed $18,011 on our line of credit facilities to fund working capital increases mainly in the Fruit Specialties division and the Grains and Foods Groups. In 2008, we paid down the line of credit facilities by $24,584 (net of the line of credit facilities acquired as part of The Organic Corporation acquisition. In 2008 long-term debt increased by $333 compared to borrowings of $12,089 in 2007.

Business and Financial Outlook

The purpose of this Business and Financial Outlook section is to provide shareholders, prospective investors and other readers of this Annual Report Form 10-K with management's current plans and expectations with respect to currently anticipated revenues, net earnings, future financial results from our operations for the period ending December 31, 2010. This Outlook has been prepared for this purpose only and readers are cautioned that it may not be appropriate for any other purpose. Readers are also cautioned that this Outlook is subject to the assumptions, risks and uncertainties discussed below and elsewhere in this Annual Report Form 10-K, that actual results may vary from those presented and therefore they should not place undue reliance on it. This Outlook reflects our current expectations and judgments based on circumstances existing as of March 4, 2010. We disclaim any intention or obligation to update or revise this Business and Financial Outlook, whether as a result of new information, future events or otherwise, except as required by law. The statements in this Outlook are forward-looking statements. See “Forward-Looking Statements”.

Management believes that consumer demand for high quality natural and organic foods and natural health products has grown rapidly over the past decade as global awareness of the benefits of healthy eating continues to proliferate. The global market for organic foods is currently estimated by management to be in excess of $37 billion with historical growth rates between 10% and 20% depending on product line and country. While growth rates slowed during the current economic downturn the long term trends for growth remain in place. While a large number of companies compete within specific segments of the market, we believe there are relatively few companies as well positioned as SunOpta to take advantage of this growing market. We believe that our vertically integrated seed to table business model built over the past ten years has positioned SunOpta as a global leader in the natural and organic foods and natural health products markets.

SunOpta Inc.	90	December 31, 2009 – 10-K

For 2010 we expect to realize revenue and unit growth compared to 2009, resulting from new product offerings, new and expanding customer relationships and expanded processing capabilities including our new soy processing and packaging operation in Modesto, California which became operational in the second quarter of 2009. The incremental revenues are expected to be offset somewhat by reduced Canadian and European revenues resulting from the decline in these currencies as compared to the U.S. dollar and a decline in certain commodity prices which are ultimately reflected in selling prices. We believe that customers will continue to focus on health conscious natural, organic and specialty foods and natural health products as concerns over disease, obesity and well-being are center of mind and we feel SunOpta is well positioned to meet the needs of these growing markets.

We expect that our net earnings for 2010 will improve versus 2009 as a result of improved volumes, pricing and product mix; the impact of capacity our expansion, cost reduction and rationalization initiatives, many of which have now been implemented; fixed cost leverage; and the avoidance of certain professional fees and severance costs incurred in 2009 which are not expected to reoccur in 2010. Our primary focus for 2010 remains the improvement of operating margins and returns on assets employed.

As a direct result of continually changing world-wide macroeconomic conditions, we have decided to take a cautious and responsible approach with regards to providing guidance, and in doing so, will not provide specific revenue and net earnings guidance at this time.

Recent events are expected to delay, but not cease, our acquisition-based growth strategy. Increased focus on margin improvement, improved internal controls and centralization of key services were key initiatives in 2009 and continue in 2010. Management will continue to be heavily focused on executing working capital reductions, which is expected to increase available cash resources and alleviate some of the interest burden we incur on our existing debt facilities. In 2008, management added key experienced operational personnel in both the Fruit Group and at the corporate level to help drive these initiatives. Our overall strategy remains intact and the goal of profitable growth through an effective balance of internal growth and acquisitions in support of our vertically integrated seed to table strategy has not changed. We continue to look for ways to improve the strategic synergies across our SunOpta Foods operations, vertically integrating wherever possible. Initiatives to improve the productivity of the operations include our performance excellent through people programs, product rationalization, plant and warehouse rationalization programs, continued training and development of employees, consolidated procurement, supply chain and internal services programs and consolidated information and accounting systems to provide better analysis and timely decision-making. A more fulsome discussion of key strategies is included in Item 1 of this report.

Maintaining liquidity and having available sources of cash will be imperative to continue our growth. At December 31, 2009 we had $20,723 in cash, of which $18,954 may only be used within SunOpta BioProcess and $781 within Opta Minerals Inc. We also had approximately $69,817 in unused bank lines for a total of $70,805 in cash and borrowings available. Our remaining cash and unused lines plus cash generated from operations are sufficient to finance 2010 capital spending estimated at $20 to $25 million, annual debt service of $52,455 and payment of the remaining current portion of long-term liabilities of $712. Additional sources of cash could be obtained through a combination of additional bank or subordinated financing, a private or public offering, the issuance of shares or through a divestiture. The $45,000 term loan within our syndicated banking facilities matures on December 20, 2010 and we expect to either re-finance this debt with existing or new lenders, or settle the obligation using a combination of cash generated from operations and availability under other facilities.

Off – Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

SunOpta Inc.	91	December 31, 2009 – 10-K

Contractual Obligations

The table(a) below sets out our obligation under long-term debt, operating and capital leases including interest costs, commitments to purchase grains, commodity and foreign exchange derivative contracts and long term liabilities, at December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total
Long term debt and capital leases	52,455	18,761	2,972	2,748	2,732	7,521	87,189
Grain purchase commitments	46,710	400	-	-	-	-	47,110
Other commitments	14,850	9,291	-	-	-	-	24,141
Operating leases	9,918	8,128	6,615	5,969	4,555	9,836	45,021
Interest on long-term debt (b)	7,075	1,790	1,042	837	640	764	12,148
Commodity and foreign exchange contracts	1,566	6	-	-	-	-	1,572
Long-term liabilities	712	3,247	-	-	-	-	3,959
Interest rate swap	-	-	1,387	-	-	-	1,387
Total	133,286	41,623	10,629	10,941	7,927	18,121	222,527

(a)

This table does not include certain contingent consideration related to acquisitions that may become payable if predetermined profit targets are achieved. Also, in the event that a qualified initial public offering does not occur by June 7, 2014, the preferred shares issued in conjunction with the SunOpta BioProcess private placement would represent a liability to BioProcess Inc. of $30,000 at that time.

(b)	Interest is calculated based on scheduled repayments over the periods as indicated, using existing interest rates at December 31, 2009 as disclosed in note 9 to the consolidated financial statements.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, we may invest excess cash in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported on the consolidated statements of operations and comprehensive earnings (loss). As at December 31, 2009 all of our excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer term debts are subject to greater interest rate risk than shorter term securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at December 31, 2009, the weighted average interest rate of the fixed rate term debt was 8.5% (2008 – 7.4%) and $83,449 (2008 - $87,481) of our outstanding term debt is at fixed interest rates. At December 31, 2009, variable rate term debt of $3,740 (2008 - $24,046) carried a weighted average interest rate of 5.8% (2008 – 4.7%). We look at various factors to determine the percentage of debt to hold at fixed rates, including the interest rate spread between variable and fixed (swap rates), our view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and our ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates our after tax earnings would increase (decrease) by approximately $24 (2008 – $147).

SunOpta Inc.	92	December 31, 2009 – 10-K

Opta Minerals entered into a cash flow hedge in 2007. At inception, the fair value of the cash flow hedge was determined to be a loss of $254 using mark-to-market valuations which required an immediate expense of the ineffective portion. The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (US -$16,365) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The fair value of the hedging derivative is estimated based on the standard swap valuation methodology. The estimated fair value of the interest rate swap at December 31, 2009 was a loss of $1,387 (2008 - $1,984), resulting in a $415 gain for the year, net of income taxes of $182 (2008 – loss of $1,084, net of an income tax recovery of $370).

Foreign currency risk

All of our U.S. subsidiaries use the U.S. dollar as their functional currency and the U.S. dollar is also our reporting currency. The functional currency of all our operations located in Canada is the Canadian dollar, except for SunOpta BioProcess and Opta Minerals, where the functional currency is the U.S. dollar. The functional currency of all operations located in Europe is the Euro except for Opta Minerals where the functional currency is the U.S. dollar. For these operations, all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the consolidated statements of operations and comprehensive (loss) income while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in Accumulated Other Comprehensive Income within Shareholders' Equity. The functional currency of the corporate head office is the U.S. dollar. For the Corporate office transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange on the consolidated statements of operations and comprehensive earnings (loss).

We are exposed to foreign exchange rate fluctuations as the financial results of SunOpta and its Canadian and European subsidiaries are translated into U.S. dollars on consolidation. During 2009, the Canadian dollar appreciated significantly against the U.S. dollar with closing rates moving from Cdn $1.2180 at December 31, 2008 to Cdn $1.0510 at December 31, 2009 for each U.S. dollar. During 2009, the Euro also appreciated against the U.S. dollar with closing rates moving from $1.3951 at December 31, 2008 to $1.4316 at December 31, 2009 for each Euro. During 2009, we had a decrease of Cdn $12,623 (2008 – an increase of Cdn $14,718) in net Canadian assets and an increase of €332 (2008 - €3,305) in net Euro based assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar or Euro with all other variables held constant would result in an increase (decrease) in the fair value of our net assets by $8,553 (2008 - $8,679) for a Canadian dollar exchange movement and $2,134 (2008 - $2,060) for a Euro exchange movement.

U.S.-based SunOpta Foods operations have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. The Canadian based subsidiaries have significant transaction exposure as their sales are predominantly in Canadian dollars while a substantial portion of their purchases are in U.S dollars. The European operations are also exposed to various currencies as they purchase product from a wide variety of countries in several currencies and primarily sell into the European market.

We enter into forward foreign exchange contracts to reduce our exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at December 31, 2009 resulting in a gain of $392 (2008 – a loss of $2,534); which is included in foreign exchange on the consolidated statements of operations. The contracts entered into are primarily U.S. dollars and Euros. The net effect of all exchange based transactions including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions including the translation gains and losses related to our corporate net monetary assets are recorded in foreign exchange on our consolidated statements of operations. For the year ended December 31, 2009, we recorded a gain of $1,042 (2008 – $4,835).

Commodity risk

SunOpta Foods enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to our assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose us to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. We manage risk by entering into purchase contracts with pre-approved producers.

SunOpta Inc.	93	December 31, 2009 – 10-K

We have a risk of loss from hedge activity if a grower does not deliver the grain as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market as they do not qualify as hedges for accounting purposes. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At December 31, 2009 we owned 425,282 (2008 – 195,219) bushels of corn with a weighted average price of $4.02 (2008 - $3.91) and 577,041 (2008 – 387,531) bushels of soy beans with a weighted average price of $10.83 (2008 - $11.28). At December 31, 2009, we had a net long position on soy beans of 20,834 (2008 – 28,465) and a net long/ (short) position on corn of 58,140 (2008 – (38,602)) bushels. An increase (decrease) in the commodity prices of either soy and corn of 10% would result in an increase/decrease in carrying value of these commodities by $46 (2008 - $17). There are no futures contracts in the other SunOpta Foods segments, Opta Minerals, SunOpta BioProcess or related to corporate office activities.

Item 8. Financial Statements and Supplementary Data

Financial statements are set forth on pages F-1 through F-62 of this Report and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that as of December 31, 2009 our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the framework set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we determined that as of December 31, 2009, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that also audited the Company’s Consolidated Financial Statements for the year ended December 31, 2009, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SunOpta Inc.	94	December 31, 2009 – 10-K

Report of Independent Registered Chartered Accountants

The Board of Directors and Shareholders of SunOpta Inc.:

We have audited the internal control over financial reporting of SunOpta Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 10, 2010 expressed an unqualified opinion on those financial statements.

“Deloitte & Touche LLP”

Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 10, 2010

SunOpta Inc.	95	December 31, 2009 – 10-K

Item 9B. Other Information - None

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Directors

The information with respect to directors required by this item is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than April 30, 2010 (the “2010 Proxy Statement”).

(b)	Executive Officers

The following table lists our executive officers and other significant officers as of December 31, 2009.

Name Directors:	Position with Company
Steven Bromley	Director, President and Chief Executive Officer, SunOpta Inc.
Allan Routh	Director, SunOpta Inc. and President of the SunOpta Grains and Foods Group
Tony Tavares	Vice President and Chief Operating Officer, SunOpta Inc.
Eric Davis	Vice President and Chief Financial Officer, SunOpta Inc.
John Dietrich	Vice President, Corporate Development

Steven Bromley serves as President, Chief Executive Officer and a Director of SunOpta. Mr. Bromley joined SunOpta in June 2001 and has served in a number of key operating and financial roles since that time. Mr. Bromley served as Executive Vice President and Chief Financial Officer through September 2003 until his appointment as Chief Operating Officer. In addition to his role of Chief Operating Officer, Mr. Bromley was appointed President by the Board of Directors in January 2005 and subsequently as Director and Chief Executive Officer in February 2007. Prior to joining SunOpta, Mr. Bromley spent over 13 years in the Canadian dairy industry in a wide range of financial and operational roles with both Natrel Inc. and Ault Foods Limited. From 1977 to 1999 he served on the Board of Directors of Natrel, Inc. Mr. Bromley is a Director of all of our subsidiaries, and in July 2004, Mr. Bromley was elected to the Board of Directors of Opta Minerals (TSX: OPM). Mr. Bromley was appointed to the Board of Directors of SunOpta on January 26, 2007.

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

Tony Tavares serves as Vice President and Chief Operating Officer of SunOpta. Mr. Tavares joined SunOpta in June 2008 and brings over 20 years of food industry experience to this role. Prior to joining SunOpta, Mr. Tavares was Chief Executive Officer of Maple Lodge Farms Inc., and has also held a number of senior positions in the Canadian food industry including President of Maple Leaf Poultry, a division of Maple Leaf Foods, and President of Tyson Canada. Mr. Tavares served on the Board of Directors of Opta Minerals Inc. (TSX: OPM) from June 2005 through June 2007. Mr. Tavares served on the Board of Directors of Opta Minerals Inc. from 2005 through June 2008.

Eric Davis serves as Vice President and Chief Financial Officer. Mr. Davis joined SunOpta in 2009 and brings over 25 years of diverse finance and accounting experience to this role. Prior to joining Sunopta, Mr. Davis was Chief Executive Officer for Grant Forest Products and has also held the Chief Financial Officer position with Johnson Electric Holdings, Ltd., and within The Coco Cola Company, as well as in the Asian-Pacific market. Mr. Davis has not served on any other reporting issuers’ Board of Directors.

SunOpta Inc.	96	December 31, 2009 – 10-K

John Dietrich serves as Vice President of Corporate Development of SunOpta. Mr. Dietrich joined SunOpta in 2002 as Vice President and Treasurer and served in this role until his appointment as Vice President and Chief Financial Officer in September 2003. Mr. Dietrich transitioned to his current role in April 2009. From January 1995 until September 2001, Mr. Dietrich held finance roles at Natrel, Inc. as Director of Business Development, Paragaon Trade Brands (Canada) Inc. as Director of Finance and VP of Finance at Bridge2market Inc. Mr. Dietrich is a Chartered Accountant and Chartered Financial Analyst. Mr. Dietrich has not served on any other reporting issuer’s Board of Directors.

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

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference from the 2009 Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules.

SunOpta Inc.	97	December 31, 2009 – 10-K

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

3.3

Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd. dated January 1, 2004 (incorporated by reference to the Company’s Form 10- K for the year ended December 31, 2003).

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

3.7	Articles of Amalgamation of SunOpta Inc. and 4460596 Canada Inc. Dated January 1, 2008 (incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2007).

3.8	Bylaw No. 14 approved by shareholders – June 17, 1997 (incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31 1997).

10.1	2002 Stock Option Plan dated March 26, 2002, as amended and restated April 2007 (incorporated by reference to Form S-8 filed on July 24, 2007).

10.2	Employee Stock Purchase Plan dated March (incorporated by reference to the Company report on Form S-8 filed on September 1, 2009).

10.3

Employment Agreement dated October 1, 2001 between the Company and Mr. Jeremy Kendall, as amended pursuant to the Addendum to Employment Agreement dated June 9, 2009 (incorporated by reference to the Company’s Form 10-K / A No. 3 for the year ended December 31, 2002 and Exhibit 10.1 to Form 8- K filed on June 12, 2009, respectively).

10.4	Employment Agreement dated February 1, 2007 between the Company and Mr. Steven Bromley (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007).

10.5	Employment Agreement effective March 16, 2009 between the Company and Mr. Eric Davis (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009).

SunOpta Inc.	98	December 31, 2009 – 10-K

10.6	Asset Purchase Agreement, dated June 7, 2007 by and between SunOpta BioProcess and SunOpta, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2007).

10.7

Securities Purchase Agreement, dated June 7, 2007 by and between SunOpta BioProcess, SunOpta, Inc., and purchaser listed thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2007).

10.8

Fifth Amended and Restated Credit Agreement dated October 30, 2009 among SunOpta Inc. (the “Company”), Bank of Montreal as Agent and other Lenders within the lending group (incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 3, 2009).

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

SUNOPTA INC.

/s/ ERIC DAVIS

Eric Davis
Vice President and Chief Financial Officer

Date: March 10, 2010

SunOpta Inc.	99	December 31, 2009 – 10-K

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints, jointly and severally, Steven R. Bromley and Eric Davis, and each of them, as the true and lawful attorney or attorneys-in-fact, with full power of substitution and resubstitution, for each of the undersigned and in the name, place and stead of each of the undersigned, to sign on behalf of each of the undersigned any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting to said attorney or attorneys-in-fact, and each of them, full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney or attorneys-in-fact or any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeremy N. Kendall Jeremy N. Kendall	Chairman and Director	March 10, 2010
/s/ Steven R. Bromley Steven R. Bromley	President, Chief Executive Officer and Director, (Principal Executive Officer)	March 10, 2010
/s/ Eric Davis Eric Davis	Vice President and Chief Financial Officer	March 10, 2010
/s/ Cyril A. Ing Cyril A. Ing	Director	March 10, 2010
/s/ Allan Routh Allan Routh	Director	March 10, 2010
/s/ Katrina Houde Katrina Houde	Director	March 10, 2010
/s/ Douglas Greene Douglas Greene	Director	March 10, 2010
/s/ Victor Hepburn Victor Hepburn	Director	March 10, 2010
/s/ Jay Amato Jay Amato	Director	March 10, 2010

SunOpta Inc.	100	December 31, 2009 – 10-K

SunOpta Inc.

Consolidated Financial Statements

For the years ended December 31, 2009, 2008 and 2007
(expressed in thousands of U.S. dollars)

- F1 -

Report of Independent Registered Chartered Accountants

The Board of Directors and Shareholders of
SunOpta Inc.:

We have audited the accompanying consolidated balance sheets of SunOpta Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2007, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 17 to the consolidated financial statements, and before the effects of the retrospective changes to the consolidated financial statements on the adoption of ASC Topic 810-10-65, Consolidations, regarding the non-controlling interests (formerly Statement of Financial Accounting Standards No. 160, “Non-controlling interest in Consolidated Financial Statements”), as discussed in Note 1 to the consolidated financial statements, were audited by other auditors whose report, dated July 17, 2008, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2009 and 2008 consolidated financial statements present fairly, in all material respects, the financial position of SunOpta Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2007 consolidated financial statements to retrospectively adjust the disclosures for (1) a change in the composition of reportable segments in 2008, as discussed in Note 17 to the consolidated financial statements, and (2) a change on January 1, 2009 on the adoption of ASC Topic 810-10-65, Consolidations, regarding the non-controlling interests (formerly Statement of Financial Accounting Standards No. 160, “Non-controlling interest in Consolidated Financial Statements”), as discussed in Note 1 to the consolidated financial statements. With respect to the change in the composition of the reportable segments, our procedures included: comparing the adjustment amounts of segment revenues, earnings (loss), identifiable assets, amortization, goodwill, and expenditures on property, plant and equipment to the Company's underlying analysis and also testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. With respect to the adoption of ASC Topic 810-10-65, our procedures included: comparing the amount previously classified as minority interest to the amount classified as (loss) earnings for the year attributable to non-controlling interests in the statements of operations and comprehensive earnings (loss), comparing the changes in non-controlling interest disclosed in the consolidated statement of shareholders’ equity to the Company’s underlying analysis, and testing the mathematical accuracy of the underlying amounts. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2007 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2007 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

“Deloitte & Touche LLP”
Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 10, 2010

- F2 -

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
SunOpta Inc.:

In our opinion, the consolidated statements of operations, comprehensive earnings (loss), shareholders’ equity and cash flows for the year ended December 31, 2007, before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments as described in Note 17, and the adoption of ASC 820-10-65, “Consolidations” as described in Note 1, present fairly, in all material respects, the results of operations of SunOpta Inc and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America (the 2007 financial statements before the effects of the adjustments discussed in Notes 1 and 17 are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the change in the composition of reportable segments as described in Note 17 and the adoption of ASC 820-10-65 as described in Note 1 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/PricewaterhouseCoopers LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Canada
July 17, 2008

- F3 -

SunOpta Inc.
Consolidated Statements of Operations
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

	2009	2008	2007
	$	$	$

Revenues	989,132	1,055,173	802,494

Cost of goods sold	840,262	899,078	676,360

Gross profit	148,870	156,095	126,134

Warehousing and distribution expenses	18,856	21,040	20,899
Selling, general and administrative expenses	111,475	117,808	95,911
Intangible asset amortization	5,677	5,879	4,201
Other expenses, net (note 18)	2,587	1,003	1,187
Goodwill impairment (note 6)	8,841	10,154	996
Foreign exchange gain	(1,042)	(4,835)	(539)

Earnings before the following	2,476	5,046	3,479

Dilution gain (note 20)	-	-	693
Interest expense, net (note 9)	14,028	14,281	8,823

Loss before income taxes	(11,552)	(9,235)	(4,651)

(Recovery of) provision for income taxes (note 13)	(1,762)	790	(6,101)

(Loss) earnings for the year	(9,790)	(10,025)	1,450

(Loss) earnings for the year attributable to non-controlling interests	(3,027)	911	1,043

(Loss) earnings for the year attributable to SunOpta Inc.	(6,763)	(10,936)	407

(Loss) earnings per share (note 12)

Basic	(0.10)	(0.17)	0.01

Diluted	(0.10)	(0.17)	0.01

(See accompanying notes to consolidated financial statements.)

- F4 -

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

	December 31,	December 31,	December 31,
	2009	2008	2007
	$	$	$

(Loss) earnings for the year	(9,790)	(10,025)	1,450

Currency translation adjustment	10,615	(17,767)	12,044
Change in fair value of interest rate swap, net of tax	276	(1,084)	(285)
Adjustments due to pensions	(78)	(501)	-

Other comprehensive earnings (loss) for the year, net of tax	10,813	(19,352)	11,759

Comprehensive earnings (loss) for the year	1,023	(29,377)	13,209

Comprehensive (loss) earnings for the year attributable to non- controlling interest	(3,027)	911	1,043

Comprehensive earnings (loss) for the year attributable to SunOpta Inc.	4,050	(30,288)	12,166

(See accompanying notes to condensed consolidated financial statements)

- F5 -

SunOpta Inc.
Consolidated Balance Sheets
As at December 31, 2009 and 2008
(Expressed in thousands of U.S. dollars)

	2009	2008
	$	$

Assets (note 9)

Current assets
Cash and cash equivalents (note 21)	20,723	24,755
Accounts receivable (note 3)	94,241	95,129
Inventories (note 4)	178,140	200,689
Prepaid expenses and other current assets	10,813	14,448
Current income taxes recoverable	442	595
Deferred income taxes (note 13)	5,457	493
	309,816	336,109

Property, plant and equipment (note 5)	113,245	110,641
Goodwill (note 6)	49,717	54,022
Intangible assets (note 6)	60,902	63,161
Deferred income taxes (note 13)	14,734	16,160
Other assets	2,876	954
	551,290	581,047
Liabilities

Current liabilities
Bank indebtedness (note 8)	63,481	67,164
Accounts payable and accrued liabilities (note 7)	106,253	106,989
Customer and other deposits	1,436	1,228
Other current liabilities	1,566	4,437
Current portion of long-term debt (note 9)	52,455	12,174
Current portion of long-term liabilities	712	1,362
	225,903	193,354

Long-term debt (note 9)	34,734	99,353
Long-term liabilities	3,247	5,017
Deferred income taxes (note 13)	12,708	13,614
	276,592	311,338

Preferred shares of subsidiary company (note 10)	28,187	27,796

Equity
SunOpta’s shareholder’s equity
Capital stock (note 11)	178,694	177,858
64,982,968 common shares (December 31, 2008 – 64,493,320)
Additional paid in capital	7,934	6,778
Retained earnings	34,146	40,909
Accumulated other comprehensive income	12,079	1,266
	232,853	226,811
Non-controlling interest	13,658	15,102
	246,511	241,913

Total equity	551,290	581,047
Commitments and contingencies (note 16)

(See accompanying notes to consolidated financial statements.)

- F6 -

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars)

				Accumulated	Non-
		Additional		other	controlling
	Capital	paid in	Retained	comprehensive	interest
	stock	capital	earnings	income	(note 1)	Total
	$	$	$	$	$	$

Balance at December 31, 2006	112,318	4,188	51,338	8,859	10,230	186,933

Warrants issued and exercised	8,263	-	-	-	-	8,263
Options exercised	3,201	-	-	-	-	3,201
Employee stock purchase plan and compensation grants	883	-	-	-	-	883
Equity offering (note 11(d))	51,882	-	-	-	-	51,882
Stock-based compensation, including tax benefit of $912	-	1,779	-	-	-	1,779
Adoption of new accounting policy (note 13)	-	-	100	-	-	100
Earnings for the year	-	-	407	-	1,043	1,450
Subsidiary equity issued (note 20)	-	-	-	-	2,590	2,590
Currency translation adjustment	-	-	-	12,044	-	12,044
Change in fair value of interest rate swap, net of income tax of $184	-	-	-	(285)	-	(285)

Balance at December 31, 2007	176,547	5,967	51,845	20,618	13,863	268,840

Options exercised	559	(295)	-	-	-	264
Employee stock purchase plan and compensation grants	752	-	-	-	-	752
Stock-based compensation, including tax benefit of $23	-	1,106	-	-	-	1,106
(Loss) for the year	-	-	(10,936)	-	911	(10,025)
Currency translation adjustment	-	-	-	(17,767)	-	(17,767)
Non-controlling interest contributions	-	-	-	-	328	328
Change in fair value of interest rate swap, net of income tax of $370	-	-	-	(1,084)	-	(1,084)
Adjustments due to pensions	-	-	-	(501)	-	(501)

Balance at December 31, 2008	177,858	6,778	40,909	1,266	15,102	241,913

Employee stock purchase plan and compensation grants	836	-	-	-	-	836
Stock-based compensation, including tax benefit of $6	-	1,435	-	-	-	1,435
Equity transaction (note 2)	-	(279)	-	-	279	-
Loss for the year	-	-	(6,763)	-	(3,027)	(9,790)
Currency translation adjustment	-	-	-	10,615	(173)	10,442
Non-controlling interest contributions	-	-	-	-	1,338	1,338
Change in fair value of interest rate swap, net of income tax of $182	-	-	-	276	139	415
Adjustments due to pensions	-	-	-	(78)	-	(78)

Balance at December 31, 2009	178,694	7,934	34,146	12,079	13,658	246,511

(See accompanying notes to consolidated financial statements.)

- F7 -

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars)

	2009	2008	2007
	$	$	$
Cash provided by (used in) Operating activities
(Loss) earnings for the year	(9,790)	(10,025)	1,450
Items not affecting cash
Amortization	19,370	19,364	15,058
Goodwill impairment (note 6)	8,841	10,154	996
Impairment of property, plant and equipment (note 18)	2,149	-	1,005
Unrealized gain on foreign exchange	(1,022)	(1,702)	-
Stock-based compensation	1,435	1,106	867
Non-cash interest accretion	1,266	1,009	217
(Gain) loss on disposal of property, plant and equipment	(302)	(417)	663
Deferred income taxes	(3,030)	(1,116)	(8,752)
Write-off of legal receivable	-	-	501
Dilution gain (note 20)	-	-	(693)
Other	(1,325)	1,943	998
Changes in non-cash working capital, net of businesses acquired (note 14)	27,296	13,369	(47,387)
	44,888	33,685	(35,077)

Investing activities
Acquisition of businesses, net of cash acquired (note 2)	-	(5,267)	(21,319)
Purchases of property, plant and equipment	(13,237)	(9,650)	(29,686)
Proceeds from sale of long-lived assets	1,076	2,005	65
Payment of deferred purchase consideration	(1,856)	(2,042)	(2,156)
Purchase of patents, trademarks and other intangible assets	(374)	(673)	(1,805)
Increase in other assets	-	-	(1,076)
Other	259	(105)	(282)
	(14,132)	(15,732)	(56,259)

Financing activities
(Decrease) increase in line of credit facilities	(5,644)	(24,584)	18,011
Proceeds from issuance of preferred shares by subsidiary (note 10)	-	-	27,954
Borrowings under long-term debt	719	15,655	33,216
Repayment of long-term debt	(29,438)	(15,322)	(21,127)
Proceeds from issuance of common shares, net of issuance costs	836	1,016	54,989
Deferred financing costs	(2,198)	-	(459)
Proceeds from exercise of warrants	-	-	7,501
Other	(14)	337	102
	(35,739)	(22,898)	120,187

Foreign exchange gain (loss) on cash held in foreign currency	951	(602)	497

(Decrease) increase in cash and cash equivalents during the year	(4,032)	(5,547)	29,348

Cash and cash equivalents - beginning of year	24,755	30,302	954

Cash and cash equivalents - end of year	20,723	24,755	30,302

Supplemental cash flow information (notes 14 and 21)

(See accompanying notes to consolidated financial statements.)

- F8 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

1.        Description of business and significant accounting policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes the health and well-being of its communities combined with environmental responsibility. The Company has three industry groups divided into eight operating segments, the largest being SunOpta Foods, accounting for approximately 93.6% of 2009 consolidated revenues. SunOpta Foods operates in the natural, organic, kosher and specialty foods and natural health product sectors via its operations throughout North America, which utilize a number of vertically integrated business models to bring cost-effective and quality products to market. In addition to SunOpta Foods, the Company owns approximately 66.4% of Opta Minerals Inc. (“Opta Minerals”). Opta Minerals, representing approximately 6.3% of consolidated revenues, is a vertically integrated provider of customer process solutions and industrial minerals products for use primarily in the steel, foundry, loose abrasive cleaning, roof shingle granule and water filtration industries. SunOpta BioProcess Group (“SunOpta BioProcess”), representing less than 0.1% of 2009 consolidated revenues, provides equipment and process solutions for the biomass conversion industry, from process development and design through the sale of proprietary biomass processing technology and the planned investment in cellulosic ethanol production. The Company’s assets, operations and employees as at December 31, 2009 are primarily located in the United States, Canada and Europe.

Basis of presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for Opta Minerals, which is 66.4% owned (2008 – 66.5%).  All significant intercompany accounts and transactions have been eliminated on consolidation.

The investment in Opta Minerals is controlled and therefore is consolidated. The non-controlling interest on the consolidated balance sheets and consolidated statements of operations and comprehensive earnings (loss) includes the non-controlling shareholders’ interest in Opta Minerals.

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

Variable interest entities

The Company consolidates investments that are variable in nature for which the Company is determined to be the primary beneficiary, under ASC Topic 810 (formerly FIN 46(R)). The Company consolidates as the primary beneficiary when it has been determined to create or absorb variability due to ownership and operational considerations regarding the investment in the variable interest entity.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term deposits with an original maturity of 90 days or less. Certain cash and cash equivalents can only be used by subsidiaries and are consolidated for financial reporting purposes due to the Company’s ownership (see note 21).

Inventories

Raw materials inventory is valued at the lower of cost and replacement value. Finished goods (excluding commodity grains) are valued at the lower of cost and market (net realizable value). Cost is principally determined on a weighted average cost basis. Shipping and handling costs are included in cost of sales on the consolidated statements of operations and comprehensive earnings (loss).

- F9 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

1.        Description of business and significant accounting policies continued

Inventories of commodity grains, which includes amounts acquired under deferred pricing contracts traded on the Chicago Board of Trade (“CBoT”) are valued at net realizable value. Grain inventory quantities at year-end are multiplied by the quoted price on the CBoT to reflect the market value of the inventory. This market value is then adjusted for a basis factor which represents costs from the seller / buyer for freight, interest and other disposal costs to arrive at net realizable value. Changes in CBoT prices or the disposal costs are included in cost of goods sold on the consolidated statements of operations and comprehensive earnings (loss). The Company also has other grain inventories consisting of sunflowers and certain specialty and organic soybeans, which are valued at the lower of cost and estimated net realizable value.

SunOpta Foods economically hedges its commodity grain positions to protect gains and minimize losses due to market fluctuations. Futures contracts and purchase and sale contracts are adjusted to market price and resulting gains and losses from these transactions are included in cost of goods sold. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled. These transactions do not qualify as hedges under accounting principles generally accepted in the United States of America and therefore changes in market value are recorded in the consolidated statements of operations.

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

Goodwill

Goodwill represents the excess of the purchase price over the assigned value of net assets acquired. Goodwill is not amortized but is instead tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test is performed annually during the fourth quarter unless events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill is impaired. If events or circumstances change, the goodwill impairment is performed between the annual impairment tests. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. If the carrying value exceeds the reporting unit’s fair value, there is a potential impairment in goodwill. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill.

- F10 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
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

Revenue recognition

The Company recognizes revenue at the time of delivery of the product or service and when all of the following have occurred: a sales agreement is in place, the price is fixed or determinable, and collection is reasonably assured. Details of specific recognition by industry group are as follows:

(a)        SunOpta Foods

Grain revenues are recorded when title and possession of the product is transferred to the customer. Possession is transferred to the customer at the time of shipment from the Company’s facility or at the time of delivery to a specified destination depending on the terms of the sale. All other SunOpta Foods revenues are recognized when title is transferred upon the shipment of product or at the time the service is provided to the customer. Consideration given to customers such as value incentives, rebates, early payment discounts and other discounts are recorded as reductions to revenues at the time of sale.

(b)        Opta Minerals

Revenues from the sale of silica-free loose abrasives, industrial minerals, specialty sands and related products are recognized upon the shipment to the customer of materials and transfer of title.

(c)        SunOpta BioProcess

The percentage of completion method is used to account for significant long-term contracts. The amounts of revenue and profit recognized each year are based on either the ratio of hours incurred to the total expected hours or the ratio of costs incurred to the total expected costs. Costs incurred on long-term contracts include labour, material, other direct costs and overheads. Losses, if any, on long-term contracts are recognized during the period in which they are determined.

- F11 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
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

The assets and liabilities of the Company’s operations, as well as monetary assets of the corporate head office, are translated at exchange rates in effect at the dates of the consolidated balance sheets. Non-monetary assets of the corporate head office are translated at their historical rates. Revenues and expenses are translated at average exchange rates prevailing during the period. Unrealized gains or losses resulting from translating operations are accumulated and reported as a currency translation adjustment in shareholders’ equity and are disclosed as part of accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in earnings of each period.

Pension plan

The Company has two defined benefit pension plans covering certain employees as a result of the business acquisition of Global Trading Inc. in 2007 and The Organic Corporation B.V. in 2008. Net periodic benefit cost, which is included in selling, general and administrative expenses on the consolidated statements of earnings, represents the cost of benefits earned by employees as services are rendered. The cost reflects management’s best estimates of the pension plans’ expected investment returns, wage and salary escalation, mortality of members, terminations and the ages at which members will retire. Changes in these assumptions could impact future pension expense. The excess of the net actuarial gain (loss) over 10% of the greater of the benefit obligation and the fair value of plan assets at the beginning of the year is amortized over the average remaining service lives of the members. At December 31, 2009, the future service lives of participants expected to receive benefits in the Global Trading Inc. and The Organic Corporation B.V. defined benefit plans were estimated to be 1 and 22 years, respectively.

Customer and other deposits

Customer and other deposits include prepayments by the Grains and Foods Group and the International Sourcing and Trading Group’s customers for merchandise inventory to be purchased at a future date.

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
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

1.        Description of business and significant accounting policies continued

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional income tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts income tax expense to reflect the Company’s ongoing assessments of such matters, which requires judgment and can materially increase or decrease its effective rate as well as impact operating results. The Company provides for such exposures in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 (formerly Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an Interpretation of FASB Statement No. 109) (“FIN48”)). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under ASC 740 is a two-step process, whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority.

Stock option plan

The Company maintains a stock option plan under which incentive stock options may be granted to employees and non-employee directors. Effective January 1, 2006, the Company adopted ASC Topic 718 (formerly Statement of Financial Accounting Standard (“SFAS”). 123(R), “Share-Based Payments”), using the modified prospective transition method, which required the Company to record stock-based compensation expenses within the consolidated statements of earnings. The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the stock option vesting period of the entire award based on the estimated number of stock options that are expected to vest. When exercised, stock options are settled through the issuance of shares and are therefore treated as equity awards.

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

All derivative instruments are recognized on the consolidated balance sheets at fair value. Changes in the fair value of derivative instruments are recorded in operations or other comprehensive earnings (loss), based on whether the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period.

(a)        Interest rate swaps

Opta Minerals entered into a cash flow hedge in 2007 to manage its exposure to interest rate risks. The fair value of this contract is included in accounts payable and accrued liabilities. The changes in the fair value of this contract is included in accumulated other comprehensive income to the extent that the hedge continues to be effective. The amounts included in accumulated other comprehensive income amounts are allocated to earnings in the same period in which the hedged item affects earnings. To the extent that the cash flow hedge is not considered to be effective by completely offsetting the change in fair value of the hedged item, the ineffective portion of the hedging relationship is recorded immediately in earnings and is classified as interest expense on the consolidated statements of operations and comprehensive earnings (loss).

- F13 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

1.        Description of business and significant accounting policies continued

(b)        Exchange-traded commodity futures

SunOpta Foods enters into exchange-traded commodity futures contracts to economically hedge its exposure to price fluctuations on grain and cocoa transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for economical hedging purposes are purchased and sold through regulated commodity exchanges in the United States. Inventories, however, may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Forward purchase and sale contracts may expose the Company to risk in the event that a counterparty to a transaction is unable to fulfil its contractual obligation or if a grower does not deliver the grain as scheduled. The Company manages its risk by entering into purchase contracts with pre-approved growers and sale contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures and forward purchase and sale contracts are marked-to-market. Gains and losses on these transactions are included in cost of goods sold on the consolidated statements of earnings. For the years ended December 31, 2009, 2008 and 2007 the gain included in cost of sales was $621, $135 and $185, respectively.

(c)        Forward foreign exchange contracts

SunOpta Foods enters into forward foreign exchange contracts to minimize exchange rate fluctuations relating to Euro-denominated sales contracts and accounts receivable. All forward exchange contracts are marked-to-market. In addition, the Corporate Services Group enters into foreign forward currency contracts to minimize exchange rate fluctuations related to balance sheet movements. Gains and losses on these transactions are included in foreign exchange (gain) loss in the consolidated statements of operations and comprehensive (loss) income.

Financial instruments

The Company’s financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and customer and other deposits. The fair values of these instruments approximate their carrying values due to their short-term maturities. The fair values of long- term debt and long-term liabilities as at December 31, 2009 is considered not to be materially different from the carrying amounts, except for the term loan facility disclosed in note 9(a).

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
For the years ended December 31, 2009, 2008 and 2007
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

Recent accounting pronouncements

In February 2007, the FASB issued ASC Topic 825-10 (formerly SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). ASC 825-10 allows companies to voluntarily choose, at specific election dates, to measure certain financial assets and liabilities, as well as certain non-financial instruments that are similar to financial instruments, at the fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, ASC 825-10 specifies that all subsequent changes in fair value for that instrument be reported in income. The provisions of ASC 825-10 are effective for fiscal years beginning after November 15, 2007. The adoption of ASC 825-10 did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted ASC Topic 105-10 (formerly SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with accounting principles generally accepted in the United States of America. As a result of adopting this standard, all references to authoritative accounting literature have been updated based on the new GAAP codification.

On January 1, 2009, the Company adopted ASC Topic 805 (formerly SFAS No. 141R, “Business Combinations”). ASC 805 applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any non-controlling interest in the acquiree be recorded at their fair values at the acquisition date. Contingent consideration arrangements are recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies are also typically recognized at their acquisition date fair values. In subsequent periods, contingent liabilities are measured at the higher of their acquisition date fair values or the estimated amounts to be realized. The adoption of ASC 805 did not have a significant impact on the Company’s consolidated financial statements.

In February 2008, FASB issued ASC Topic 820-10-55 (formerly FASB Staff Position (“FSP) 157-2/Statement No. 157, “Effective Date of FASB Statement No. 157”). ASC Topic 820-10-55 delayed the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of ASC 820-10-55 related to non-financial assets and non-financial liabilities disclosures effective January 1, 2009. See Note 19 for enhanced note disclosures as a result of adopting this standard.

- F15 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

1.        Description of business and significant accounting policies continued

In December 2007, the FASB issued ASC Topic 810-10-65, “Consolidation”, regarding non-controlling interests (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”). ASC 810-10-65 establishes accounting and reporting standards for ownership in subsidiaries held by parties other than the parent, the amount of consolidated earnings attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted ASC 810-10-65 effective January 1, 2009. As required by ASC 810-10-65, the Company has retrospectively applied the presentation to prior year balances and has added disclosures to its consolidated balance sheets, consolidated statements of shareholders’ equity and consolidated statements of cash flows, as well as creating a new consolidated statement of comprehensive earnings (loss), as a result of adopting this standard.

In March 2008, the FASB issued the disclosure requirements within ASC Topic 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133”). ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The disclosure requirements apply to all derivative instruments within the scope of ASC 815. The standard also applies to non-derivative hedging instruments and all hedged items designated and qualifying under ASC 815. This standard requires an entity with derivatives to disclose how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. Entities must provide tabular disclosures of the location, by line item, of amounts of gains and losses reported in the consolidated statements of operations. The Company adopted the disclosure requirements of ASC 815 on January 1, 2009. See note 19 for enhanced note disclosures as a result of adopting this standard.

In May 2008, the FASB issued ASC Topic 350-30, “General Intangibles Other than Goodwill” (formerly FSP 142-3, “Determination of the Useful Life of Intangible Assets”). ASC 350-30 provides guidance on the renewal or extension assumptions used in the determination of useful life of a recognized intangible asset. The intent of ASC 350-30 is to better match the useful life of the recognized intangible asset to the period of expected cash flow used to measure its fair value. ASC 350-30 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued ASC Topic 715-20, “Defined Benefit Plans” (formerly FASB FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,”). ASC 715-20 amends SFAS No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional required disclosures focus on fair value by category of plan assets. This ASC is effective for fiscal years ending after December 15, 2009. The adoption of this standard did not result in significant changes to the Company’s financial statements.

In April 2009, the FASB issued ASC Topic 825-10, “Financial Instruments” (formerly FSP 107-1 and Accounting Practice Bulletin 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard is effective for interim and annual periods ending after June 15, 2009, and is to be applied prospectively. The Company added disclosures to note 9 regarding the fair value of its term debt.

In April 2009, the FASB issued ASC Topic 320-10-65 (formerly FSP 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This standard is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarify to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This standard also required increased and more timely disclosure regarding expected cash flows and is to be applied prospectively. The Company does not expect any material financial statement implications relating to the adoption of this ASC.

- F16 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

1.        Description of business and significant accounting policies continued

In May 2009, the FASB issued ASC Topic 855-10-25 (formerly FASB Statement 165, “Subsequent Events”). ASC 855-10-25 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. ASC 855-10-25 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has adopted this standard, evaluating for subsequent events to the date these financial statements were issued.

In June 2009, the FASB issued ASC Topic 860-10-05 (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets”). This standard prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. ASC 860-10-05 is effective for transfers of financial assets occurring on or after January 1, 2010. The Company will consider this standard when evaluating future transactions to which it would apply. Historically, the Company has not had any material transfers of financial assets.

In June 2009, the FASB issued ASC Topic 810 (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). This accounting standard is a revision to a previous FASB Interpretation and changes how a reporting entity evaluates whether an entity is a VIE and which entity is considered the primary beneficiary of a VIE and is therefore required to consolidate the VIE. This accounting standard will also require continuous reassessments of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to the VIE’s. ASC 810 becomes effective January 1, 2010. The Company does not expect any material financial statement implications, other than disclosure items, related to the adoption of this ASC.

- F17 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

2.        Business acquisitions

There were no acquisitions completed during the year ended December 31, 2009.

During the year ended December 31, 2008, the Company and its less than wholly owned subsidiary completed two acquisitions. These acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition.

		MCP Mg-Serbien
	TOC	SAS
	(a)	(b)	Total
Net assets acquired

Cash	1,205	297	1,502
Current assets	49,494	1,463	50,957
Property, plant and equipment	1,167	325	1,492
Goodwill	9,734	4,594	14,328
Intangible assets	9,251	-	9,251
Other long-term assets	359	57	416
Current liabilities	(44,854)	(5,434)	(50,288)
Deferred income tax liability	(2,687)	-	(2,687)
Other long-term liabilities	(216)	-	(216)
Long-term debt	(1,502)	-	(1,502)
	21,951	1,302	23,253

Consideration

Cash consideration including transaction costs	5,467	1,302	6,769
Due to former shareholders	1,562	-	1,562
Subordinated debt payable to former shareholders	4,685	-	4,685
Deferred consideration	10,237	-	10,237
	21,951	1,302	23,253

(a)        The Organic Corporation B.V.

On April 2, 2008, the Company acquired 100% of the outstanding common shares of The Organic Corporation B.V., operating as Tradin Organic Agriculture B.V. (“TOC”) for total consideration of €14,055 (U.S - $21,951), including acquisition costs of €500 (U.S - $781). At closing, the Company paid €6,000 (U.S - $9,371) in cash and concurrently received €3,000 (U.S – $4,685) by way of subordinated debt payable to the former shareholders. A promissory note for €1,000 (U.S - $1,562) was also issued bearing interest at 7.0% which is payable March 31, 2010 (note 9(g)). The remaining cash consideration of €8,000 (U.S. - $12,494) is payable on March 31, 2011. As security pending payment of the promissory note and additional consideration, the Company pledged 100% of the outstanding common shares of TOC to the former shareholders. Due to its non-contingent nature, the present value of the deferred consideration has been included in the total consideration. As a result of TOC’s opening balance sheet not meeting pre-determined working capital targets, the consideration owing on March 31, 2011 has been reduced by €403 (U.S. - $576).

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
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

2.        Business acquisitions continued

Headquartered in Amsterdam, the Netherlands, TOC is a provider of globally sourced organic food ingredients and a key supplier of a wide variety of organic products including frozen fruits and vegetables, dried fruits, coffee, cocoa, cereals, rice, soy, beans and more. This acquisition has been consolidated since its April 2, 2008 acquisition date and is included in the International Sourcing and Trading Group.

(b)        MCP Mg-Serbien SAS

On July 9, 2008, Opta Minerals acquired 67% of the outstanding common shares of MCP Mg-Serbien SAS (“MCP”) of France for total consideration of $1,302, including acquisition costs of $152. The acquisition continues to expand Opta Mineral’s business capabilities into Europe and complemented existing operations which supply a wide range of magnesium based desulphurization products. As a result, $4,594 of goodwill was included in the net assets acquired. In the third quarter of 2009, the full amount of this goodwill was written off as part of goodwill impairment tests performed by Opta Minerals (note 6).

Subsequent to the acquisition of MCP, the cumulative unconsolidated losses triggered a statutory requirement in France for the shareholders to increase the capital stock. On December 22, 2009, Opta Minerals fulfilled its obligation to increase the value of its shareholdings and, at the same time, the non-controlling interest declined to increase its pro-rata share of the shareholdings. As a result, the non-controlling interest’s shares were cancelled and for no additional consideration, Opta Minerals increased its ownership in MCP to 100%. The non-controlling interest of $279 has been credited with an offsetting reduction recorded in additional paid in capital.

MCP operates a production facility in Romans-sur-Isere, France, producing and selling ground magnesium products. This acquisition has been consolidated since its July 9, 2008 acquisition date, and is included in the Opta Minerals segment.

(c)        Pro forma data (unaudited)

There were no acquisitions completed during the year ended December 31, 2009.

The condensed pro forma consolidated statements of operations, reflects all acquisitions completed in 2008, as if they had occurred on January 1, 2008 and 2007, respectively, and all acquisitions completed in 2007 as if they had occurred on January 1, 2007 is as follows:

	2009	2008	2007
	$	$	$
Pro forma revenue	989,132	1,090,849	940,925
Pro forma (loss) earnings attributable to SunOpta Inc.	(6,763)	(10,786)	1,363
Pro forma (loss) earnings per share
Basic	(0.10)	(0.17)	0.02
Diluted	(0.10)	(0.17)	0.02

- F19 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

2.        Business acquisitions continued

(d)        Contingent consideration on companies acquired prior to 2009

During the year ended December 31, 2009, the Company recorded contingent consideration of $975 as an increase in goodwill ($500 of which was immediately impaired and charged to the consolidated statement of operations, see note 6) relating to business acquisitions that occurred prior to 2009, based on these companies achieving predetermined earnings or other operational results as defined in the respective purchase and sale agreements.

Contingent
consideration
recorded in 2009
$
Business acquisition
Hess Food Group	500
Neo-Nutritionals Inc.	263
Aux Mille et une Saisons Inc.	212
975

As a result of prior acquisitions, the Company is committed to pay contingent consideration as per the purchase and sales agreements entered into. Included in current portion of long-term liabilities at December 31, 2009 is $712 owed to former shareholders in deferred consideration. Additional contingent consideration of up to $4,000 may be payable to Purity Life Health Products Ltd., acquired in 2006, based on achieving pre-determined annual earnings targets through December 31, 2011. The amounts will be recorded once the contingencies are resolved and the amounts become payable.

3.        Accounts receivable

	2009	2008
	$	$
Trade receivables	96,749	96,888
Allowance for doubtful accounts	(2,508)	(1,759)
	94,241	95,129

The change in the allowance for doubtful accounts provision for the years ended December 31, 2009 and 2008 is comprised as follows:

	2009	2008
	$	$
Balance, beginning of year	1,759	6,418
Net additions to provision	845	630
Effect of foreign exchange rate differences	107	(1,516)
Accounts receivable written off, net of recoveries	(203)	(3,773)
Balance, end of year	2,508	1,759

Included in allowance for doubtful accounts at December 31, 2007 is an amount relating to SunOpta BioProcess of $2,640. This allowance reduced the carrying value of the accounts receivable from a specific customer to its estimated net realizable value, as a result of a dispute resulting in the uncertainty of collection of amounts owing under an existing long-term contract. This provision, as well as the carrying value of the receivable were written-off in 2008.

- F20 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

4.        Inventories

	2009	2008
	$	$
Raw materials and work-in-process	66,058	84,821
Finished goods	108,623	114,787
Company-owned grain	13,791	10,936
Inventory reserve	(10,332)	(9,855)
	178,140	200,689

The change in the inventory reserve for the years ended December 31, 2009 and 2008 is comprised as follows:

	2009	2008
	$	$
Balance, beginning of year	9,855	10,859
Additions to reserve	4,481	1,200
Effect of foreign exchange rate differences	226	(240)
Inventories written-off	(4,230)	(1,964)
Balance, end of year	10,332	9,855

5.        Property, plant and equipment

2009
		Accumulated
	Cost	amortization	Net book
	$	$	value
			$
Land	4,723	-	4,723
Buildings	47,704	11,247	36,457
Machinery and equipment	117,668	52,793	64,875
Enterprise software	7,501	4,484	3,017
Office furniture and equipment	8,307	6,240	2,067
Vehicles	5,919	3,813	2,106
	191,822	78,577	113,245

2008
		Accumulated
	Cost	amortization	Net book
	$	$	value
			$
Land	4,465	-	4,465
Buildings	44,716	9,740	34,976
Machinery and equipment	107,648	43,273	64,375
Enterprise software	5,815	2,775	3,040
Office furniture and equipment	7,692	5,483	2,209
Vehicles	5,194	3,618	1,576
	175,530	64,889	110,641

Included in machinery and equipment above at December 31, 2009 is $7,857 (2008 - $1,631) representing construction in process assets which were not being depreciated as they had not yet reached the stage of commercial viability. Also included in machinery and equipment is equipment under capital leases with a cost of $833 (2008 -$784) and net book value of $387 (2008 - $441).

- F21 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

5.        Property, plant and equipment continued

Total depreciation expense included in cost of sales and selling, general and administrative expense on the consolidated statements of operations related to property, plant and equipment for the year ended December 31, 2009 was $13,693 (2008 - $13,485; 2007 - $10,857).

6.        Goodwill and intangible assets

	2009	2008
	$	$
Goodwill	49,717	54,022
Intangible assets with a finite life at cost, less accumulated amortization of $22,008 (2008 - $14,131)	60,902	63,161

The following is a summary of changes in goodwill:

$
Balance at December 31, 2007	55,503
Additions and acquisitions during the year	14,657
Goodwill impairment	(10,154)
Impact of foreign exchange	(5,984)

Balance at December 31, 2008	54,022
Additions during the year	1,257
Goodwill impairment	(8,841)
Impact of foreign exchange	3,279
Balance at December 31, 2009	49,717

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

The result of the annual goodwill impairment test for the year ended December 31, 2009 indicated that the fair value of the Grains and Foods Group, the Ingredients Group, and the Distribution Group exceeded its carrying value, and as a result, no impairment charge was recorded. After recording a $500 increase to goodwill as a result of contingent consideration earned at December 31, 2009 (note 2), the Company tested the Fruit Group and determined that its carrying value exceeded its fair value. As a result, the $500 of goodwill added in 2009 was reduced to $nil through a charge to goodwill impairment.

- F22 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

6.        Goodwill and intangible assets continued

The fair values calculated in these impairment tests are determined using discounted cash flow models involving various assumptions. The following table summarizes the critical assumptions that were used in estimating fair value for our 2009 annual impairment test in the segments where an impairment was determined:

Estimated cumulative average operating income growth (2010-2014)	5%
Projected long-term annual operating income growth (a)	2% - 7%
Weighted average discount rate (b)	15%

(a)	Represents the operating income growth rate used to determine terminal value.
(b)

Represents the targeted weighted average discount rate of 9.9% plus the impact of a specific reporting unit risk premium to account for the estimated additional uncertainty associated with future cash flows.

After completing the annual impairment test for its reporting units for the year ended December 31, 2008, the Company determined that there was impairment in goodwill related to reporting units within the Fruit Group of $8,198 (2007 - $996) and within the International Sourcing and Trading Group of $1,956.

The following is a summary of changes in intangible assets:

	Customer and other	Patents and
	relationships	trademarks	Other	Total
	$	$	$	$
Net book value, December 31, 2007	53,420	6,809	1,847	62,076
Business acquisitions	8,627	-	624	9,251
Net additions	334	339	-	673
Amortization	(5,310)	(161)	(408)	(5,879)
Foreign exchange	(780)	(1,448)	(732)	(2,960)

Net book value, December 31, 2008	56,291	5,539	1,331	63,161
Business acquisitions	-	-	-	-
Net additions	-	374	812	1,186
Impairments	(130)	-	-	(130)
Amortization	(4,747)	(645)	(285)	(5,677)
Foreign exchange	1,419	664	279	2,362
Net book value, December 31, 2009	52,833	5,932	2,137	60,902

The Company estimates that the aggregate future amortization expense associated with finite-life intangible assets will be as follows:

$
2010	5,799
2011	5,708
2012	5,583
2013	5,335
2014	4,880
Thereafter	33,597
60,902

- F23 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

7.        Accounts payable and accrued liabilities

	2009	2008
	$	$
Accounts payable	71,469	74,913
Payroll and commissions	14,887	6,567
Accrued grain liabilities	9,386	13,664
Other accruals	10,511	11,845
	106,253	106,989

8.        Bank indebtedness

	2009	2008
	$	$
Canadian line of credit facility (a)	-	134
U.S. line of credit facility (b)	44,130	28,344
Opta Minerals Canadian line of credit facility (c)	3,355	7,797
TOC line of credit facilities (d)	15,996	30,889
	63,481	67,164

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

On October 30, 2009, the Company completed the conversion of its syndicated banking facilities to an Asset-Based Lending Agreement (“ABL Agreement”). The ABL arrangement changes the Company’s banking facilities such that credit limits in both the Canadian and U.S. line of credit facilities are based on a borrowing base supported by the accounts receivable and inventories of the Company, determined on a monthly basis. In addition, the non-revolving and acquisition facilities (notes 9(b) and (c)) were eliminated, and the existing balances were refinanced using the U.S. line of credit facility. The conversion decreases the interest rate premium charged on outstanding balances which are based on new financial ratios. Under the new ABL arrangement, the term of the syndicated banking facilities were extended to October 30, 2012.

The Company has certain financial covenants that are calculated monthly and quarterly. See note 9 for discussion of the Company’s compliance with respect to these financial covenants.

(a)        Canadian line of credit facility

The Company has a Canadian line of credit of Cdn $20,000 (US $19,029). As at December 31, 2009, $nil (2008 - $134) of this facility was utilized, with $nil (2008 - $nil) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian banker’s acceptances, plus a margin based on certain financial ratios. At December 31, 2009, the interest rate on this facility was 4.75% calculated as Canadian prime plus a premium of 2.50%.  The maximum availability of this line is based on a borrowing base that includes certain accounts receivable and inventories of the Company’s Canadian business as defined in the ABL Agreement. At December 31, 2009, the borrowing base supported draws to the maximum line of credit.

- F24 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

8.        Bank indebtedness continued

(b)        U.S. line of credit facility

The Company has a U.S. line of credit of $80,000. As at December 31, 2009, $45,754 (2008 - $28,377) of this facility was utilized, including $1,624 (2008 - $33) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime or U.S. LIBOR, plus a margin based on certain financial ratios. At December 31, 2009, the weighted average interest rate on this facility was 3.73%, based on U.S. LIBOR loans plus a premium of 3.50%.  The maximum availability of this line is based on the borrowing base that includes certain accounts receivable and inventories of the Company’s U.S. business as defined in the credit agreement. At December 31, 2009, the borrowing base supported the maximum line of credit of $65,903.

The Canadian and U.S. line of credit facilities were extended to October 30, 2012 as part of the Fifth Amended and Restated Credit Agreement on October 30, 2009.

The above facilities and certain long-term loans (note 9) are collateralized by a first priority security against substantially all of the Company’s assets in both Canada and the United States, excluding the assets of Opta Minerals, SunOpta BioProcess and TOC.

(c)        Opta Minerals Canadian line of credit facility

Opta Minerals has a line of credit facility of Cdn $15,000 (U.S. - $14,272). At December 31, 2009, Cdn $4,686 (U.S. - $4,459) (2008 – Cdn $10,569 (U.S. $8,677)) of this facility has been utilized, including letters of credit in the amount of Cdn $1,160 (U.S. - $1,104) (2008 – Cdn $1,072; U.S. - $880). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian prime, U.S. dollar base rate, banker’s acceptances or LIBOR, plus a margin based on certain financial ratios of the Company. At December 31, 2009, the interest rate on this facility was 7.50% (2008 – 7.00%).

Opta Minerals’ line of credit facility, along with its unused portion of the revolving acquisition facility (note 9(e)), is subject to annual extensions, and were extended on July 30, 2009 to August 17, 2010.

(d)        TOC line of credit facilities:

TOC has a line of credit facility of €30,000 (US - $42,948) that was acquired as part of the TOC acquisition (note 2). At December 31, 2009, €12,746 (U.S. - $18,247) (2008 - €22,904 (U.S. - $31,953)) of this facility had been utilized, including letters of credit in the amount of €2,119 (U.S. $3,034) (2008 - €763 (U.S. - $1,064)). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. LIBOR, Euro LIBOR plus a premium of 1.85%.  At December 31, 2009, the weighted average interest rate on this facility was 2.30%.  The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of TOC and its subsidiaries. At December 31, 2009, the borrowing base securing this facility, supported draws to €17,019 (U.S. – $24,364).

During 2008 a Chinese subsidiary of TOC had a line of credit facility denominated in Chinese Renminbi (“RMB”). During the fourth quarter of 2008, this facility was terminated.

A less-than-wholly owned subsidiary of TOC has line of credit facilities with availability of $1,394 which are fully guaranteed by TOC. As at December 31, 2009, $783 (2008 - $nil) of these facilities had been utilized to purchase inventories. Interest on borrowings under these facilities accrue at a base rate of 0.45% plus a premium of 6.00%, and a fixed rate of 9.75%.  At December 31, 2009, the weighted average interest rate on these facilities was 8.6%.

- F25 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

9.        Long-term debt

	2009	2008
	$	$
Syndicated lending agreement
Term loan facility (a)	45,000	45,000
Non-revolving acquisition facility (b)	-	6,300
Revolving acquisition facility (c)	-	15,600

Other long-term debt
Opta Minerals term loan facility (d)	8,830	8,980
Opta Minerals revolving acquisition facility (e)	12,362	11,835
Subordinated debt to former shareholders of TOC (f)	4,944	4,643
Promissory notes (g)	15,504	18,722
Other long-term debt (h)	380	-
Term loans payable (i)	52	273
Capital lease obligations (j)	117	174
	87,189	111,527
Less: Current portion	52,455	12,174
	34,734	99,353

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

On July 30, 2009, Opta Minerals and its lenders negotiated certain amendments to its banking facilities. The amendments included adjustments to certain financial covenant thresholds, a reduction in the maximum availability under the revolving acquisition facility (note 9(e)) to Cdn $14,043 (U.S. - $13,362), and an increase in the interest rate premium charged on outstanding balances, which is based on certain financial ratios of the Company.

On October 30, 2009, the Company completed the conversion of its syndicated banking facilities to an Asset-Based Lending Agreement (“ABL Agreement”). The ABL arrangement changes the Company’s banking facilities such that credit limits in both the Canadian and U.S. line of credit facilities (note 8(a) and 8(b)) are based on a borrowing base supported by the accounts receivable and inventories of the Company, determined on a monthly basis. In addition, the non-revolving and acquisition facilities were eliminated, and the existing balances were refinanced using the U.S. line of credit facility (note 8(b)). The conversion decreases the interest rate premium charged on outstanding balances which are based on new financial ratios.

Details of the Company’s long-term debt are as follows:

(a)        Term loan facility

The term loan facility balance at December 31, 2009 was $45,000 (2008 - $45,000). The entire loan principal is due December 20, 2010 and, at that time, is renewable at the option of the lender and the Company. Interest on the term loan facility is payable at a fixed rate of 6.44% plus a margin of up to 360 basis points based on certain financial ratios of the Company. As at December 31, 2009, the interest rate was 9.74% (2008 – 8.94%).  The fair value of the term loan facility at December 31, 2009 was approximately $43,000.

- F26 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

9.        Long-term debt continued

(b)        Non-revolving acquisition facility

The non-revolving acquisition facility balance at December 31, 2009 was $nil (2008 - $6,300). Minimum quarterly repayment amounts in 2009 and 2010 were $300, with the remaining principal balance due in May 2010. On October 30, 2009, the Company entered into the Fifth Amended and Restated Credit Facilities, and as a result, the non-revolving acquisition facility was refinanced using the U.S. line of credit facility (note 8).

(c)         Revolving acquisition facility

The revolving acquisition facility balance at December 31, 2009 was $nil (2008 - $15,600). Principal payments on this facility were payable quarterly equal to the greater of (a) 1/20 of the initial drawdown amount of the facility or (b) 1/20 of the outstanding principal amount as of the date of the last draw. On October 30, 2009, the Company entered into the Fifth Amended and Restated Credit Facilities, and as a result, the revolving acquisition facility was refinanced using the U.S. line of credit facility (note 8).

The above term loan facility and the Canadian and U.S. line of credit facilities (notes 8(a) and (b)) are collateralized by a first priority security against substantially all of the Company’s assets in Canada, the United States and Mexico, excluding the assets of Opta Minerals, SunOpta BioProcess and TOC.

(d)        Opta Minerals term loan facility

The term loan facility has a maximum available borrowing amount of Cdn $9,280 (U.S. - $8,830). This facility matures on August 20, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of Cdn $312 (US - $297). The outstanding balance on the term loan facility at December 31, 2009 was Cdn $9,280 (U.S. – $8,830) (2008 – Cdn $10,938 (U.S. - $8,980)). At December 31, 2009, the weighted average interest rate on this facility was 7.50% (2008 – 5.11%).

(e)        Opta Minerals revolving acquisition facility

The revolving acquisition facility, which was renegotiated on July 30 2009, has a maximum available borrowing amount of Cdn $14,043 (U.S. - $13,362) to finance future acquisitions and capital expenditures. The facility is subject to certain draw restrictions. Principal is payable quarterly equal to 1/40 of the drawdown amount. Any remaining outstanding principal under this facility is due upon maturity. The facility is revolving for one year, with a five year term-out option. The outstanding balance on the revolving acquisition facility at December 31, 2009 was Cdn $12,992 (U.S. - $12,362) (2008 – Cdn $14,415 (U.S. - $11,835)). Interest on borrowings under this facility accrues at the borrowers’ option based on various rates including prime, U.S. dollar base rate, banker’s acceptances or LIBOR plus a margin based on certain financial ratios of Opta Minerals. At December 31, 2009, the weighted average interest rate on this facility was 6.99% (2008 – 4.75%).

The unused portion of the term loan facility is subject to an annual extension and was extended on July 30, 2009 to August 17, 2010. The credit facilities described above are collateralized by a first priority security against substantially all of the Opta Minerals assets in both Canada and the United States.

Opta Minerals entered into a cash flow hedge in 2007. The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (US - $16,365) from a floating rate to a fixed rate of 5.25% plus a margin based upon certain financial realities of the Company, from August 2008 to August 2012. The estimated fair value of the interest rate swap at December 31, 2009 was a loss of $1,387 (December 31, 2008 – loss of $1,984). The unrealized gain of $415, net of income taxes of $182, has been recorded in other comprehensive loss for the period. The $1,387 (2008 - $1,984) liability is included in long-term liabilities on the consolidated balance sheets.

- F27 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

9.        Long-term debt continued

(f)        Subordinated debt to former shareholders of TOC:

In conjunction with the acquisition of TOC on April 2, 2008 (note 2), its former shareholders provided a subordinated debt to TOC in the amount of €3,000 (U.S. - $4,295). The loan bears interest at 7% payable to the former shareholders on a semi-annual basis. The subordinated loan, as well as €453 (U.S. - $649) previously loaned to TOC, is repayable in full on March 31, 2011. A promissory note owed to a related party of the former shareholders in the amount of €500 (U.S. - $716) was repaid in full in December 2009.

(g)        Promissory notes:

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions. As consideration in the acquisition of TOC, the Company issued a total of €9,000 (U.S. - $12,885) in promissory notes, which are secured by a pledge of the common shares of TOC. Of the €9,000 (U.S. - $12,885) issued, €1,000 (U.S. - $1,432) bears interest at a rate of 7.0% and is payable on March 31, 2010. As a result of TOC not meeting pre-determined EBITDA (as defined in the purchase and sale agreement) targets, the repayment of the remaining €8,000 (U.S. - $11,453) is extended to March 31, 2011. Due to TOC’s opening balance sheet not meeting pre-determined working capital targets, and an undisclosed liability that existed prior to the Company’s April 2, 2008 acquisition, €654 (U.S. - $936) of the promissory notes due on March 31, 2011 will not be paid.

In addition, $3,579 remains owing to various former shareholders at a weighted average interest of 5.4%.  Of the $15,504 in total promissory notes, $4,527 are due in the next 12 months, with the remaining balances due in varying installments through 2012.

(h)        Other long-term debt

A less-than-wholly-owned subsidiary of TOC has a maximum borrowing amount of 6,500 Ethiopian Birr (“ETB”) (U.S. - $512). In 2009, $380 was borrowed to fund the building of a facility. At December 31, 2009, the weighted average interest rate on borrowed funds was 10.1%.

(i)        Term loans payable

Term loans payable bear a weighted average interest rate of 5.3% (2008 – 4.7%) due in varying installments through 2013 with principal payments of $13 due in the next 12 months.

(j)        Capital lease obligations

Capital lease obligations due in monthly payments, with a weighted average interest rate of 7.1% (2008 – 7.0%).

The long-term debt and capital leases described above have required repayment terms in the next five years ending December 31 as follows:

$
2010	52,455
2011	18,761
2012	2,972
2013	2,748
2014	2,732
Thereafter	7,521
87,189

Interest expense on long-term debt for the year ended December 31, 2009 was $7,047 (2008 - $8,146; 2007 -$5,499). Interest on short-term borrowings and other debt was $6,087 (2008 - $6,476; 2007 - $4,090).

- F28 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

9.        Long-term debt continued

Interest expense and interest income include:

	2009	2008	2007
	$	$	$
Interest expense before the following	13,134	14,622	9,589
Accretion of preferred shares issued by SunOpta BioProcess	391	387	217
Accretion on long-term debt due to TOC acquisition	875	620	-
Loss on fair value of interest rate swap at inception (note (9(e))	-	-	254
Interest expense	14,400	15,629	10,060
Interest capitalized (a)	-	-	(268)
Interest income	(372)	(1,348)	(969)
Interest expense, net	14,028	14,281	8,823

(a)    Interest capitalized in 2007 relates to the installation of new bar-forming equipment in the Fruit Group’s Healthy Fruit Snack division.

At December 31, 2009, the Company was in compliance with its financial covenants, which relate to the Canadian line of credit facility, the U.S. line of credit facility (notes 8(a) and (b)), as well as the term loan facilities.

10.       Preferred shares of subsidiary company

On June 7, 2007, the Company’s subsidiary, SunOpta BioProcess, completed a private placement for the sale of 1,500,000 non-dividend bearing, convertible preferred shares of SunOpta BioProcess for gross proceeds of $30,000. SunOpta BioProcess incurred issuance costs of approximately $2,808 in relation to this preferred share offering, including the fair value (non-cash) of $762 assigned to warrants of SunOpta granted to investors as part of the financing. These issuance costs have been offset against the carrying value of the preferred shares. The preferred shares do not bear any dividend and contain a conversion feature that allows the holders to convert the preferred shares to common shares of SunOpta BioProcess at any time on a one-for-one basis. At any time following the seventh anniversary of the closing date (June 7, 2014) or upon the occurrence of a change in control, holders of the majority of preferred shares will have the right to require SunOpta BioProcess to redeem all of the preferred shares for a cash payment equal to the original issue price ($20 per share, in aggregate $30,000). Should SunOpta BioProcess complete a qualified initial public offering (defined in the preferred share agreement as greater than $50,000), the preferred shares would automatically be converted into common shares of SunOpta BioProcess upon closing of the transaction, resulting in a dilution of SunOpta’s interest from 100% to approximately 86%. Should the restricted stock units (“RSU”) and stock options, described below, be converted along with the preferred shares upon completion of a qualified initial public offering, the Company’s ownership in SunOpta BioProcess would be diluted to 75%. In the event that a qualified initial public offering does not occur by June 7, 2014, the preferred shareholders would have the option to redeem their shares for a cash payment equal to the original issue price of $20 per share. The preferred shares are classified on the consolidated balance sheet as mezzanine equity as they have a mandatory redemption feature after seven years if a qualified initial public offering does not take place.

Included in the issuance costs discussed above is the fair value of $762 attributed to warrants to purchase 648,300 common shares of SunOpta Inc. at a price of $11.57 (exercisable within six months of the date of closing) that were granted to the SunOpta BioProcess preferred share investors upon the closing of the transaction.

The fair value of these warrants was determined using the Black-Scholes option pricing model (using an expected volatility of 40.2%, a risk-free interest rate of 4.99% and an estimated useful life of six months). During the fourth quarter of 2007, the warrant holders exercised their warrants, resulting in cash proceeds to SunOpta of $7,501 (note 11(a)).

- F29 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

10.      Preferred shares of subsidiary company continued

The preferred shares are presented net of issuance costs (with no associated tax benefit) and the value of the preferred shares is being accreted to the $30,000 redemption value over a seven-year period using the effective interest method. Included in interest expense during the year ended December 31, 2009 is $391 (2008 - $387) of accretion expense.

In conjunction with the private placement, SunOpta BioProcess granted 800,000 restricted stock units and 800,000 stock options (with an exercise price of $20 per share) in SunOpta BioProcess common shares to certain employees of SunOpta BioProcess. The RSUs allow for a cash payment or the grant of shares to certain employees equal to the issuance price in a future initial public offering (to a maximum of $20 per share). The RSUs and the stock options granted only vest if a change of control of SunOpta BioProcess occurs, or SunOpta BioProcess completes a qualified initial public offering and, as such, these units are considered performance-based awards under ASC topic 718 (formerly SFAS No. 123R)). Accordingly, no expense is recorded in the consolidated financial statements until the contingent element of the award has been resolved. The RSUs expire 10 days after vesting whereas, unless terminated earlier in accordance with SunOpta BioProcess’ stock option plan, the stock options expire on the seventh anniversary of the closing date (i.e. June 7, 2014). Should SunOpta BioProcess complete an initial public offering, the RSUs and stock options could be converted into common shares of SunOpta BioProcess upon closing of the transaction, resulting in a dilution of SunOpta Inc.’s wholly owned interests in SunOpta BioProcess to 85%.

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
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

11.      Capital stock

The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value (of which none are outstanding).

The following is a summary of changes in the Company’s capital stock:

	Warrants and rights		Common shares		Total
	Number	$	Number	$	$
Balance at December 31, 2006	-	-	57,672,053	112,318	112,318

Warrants issued (a)	648,300	762	-	-	762
Warrants exercised (a)	(648,300)	(762)	648,300	8,263	7,501
Options exercised (b)	-	-	570,455	3,201	3,201
Employee share purchase plan and compensation grants(c)	-	-	83,785	883	883
Equity offering (d)	-	-	5,175,000	51,882	51,882
Balance at December 31, 2007	-	-	64,149,593	176,547	176,547

Options exercised (b)	-	-	65,580	559	559
Employee share purchase plan (c)	-	-	275,647	739	739
Treasury (c)	-	-	2,500	13	13
Balance at December 31, 2008	-	-	64,493,320	177,858	177,858

Employee share purchase plan (c)	-	-	487,148	823	823
Treasury (c)	-	-	2,500	13	13
Balance at December 31, 2009	-	-	64,982,968	178,694	178,694

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

(b)      Employee/director option plans

Details of changes in employee/director stock options are as follows:

	2009	2008	2007
Outstanding options at beginning of year	1,833,375	1,846,130	2,005,885
Options granted	1,078,000	574,000	528,000
Options exercised	-	(65,580)	(570,455)
Options forfeited or expired	(430,950)	(521,175)	(117,300)
Outstanding options at end of year	2,480,425	1,833,375	1,846,130

Exercisable options at end of year	768,725	927,720	1,279,520
Weighted average fair value of options granted during the year	$1.05	$3.25	$6.29

- F31 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

11.      Capital stock continued

The Company grants options to employees and directors from time to time under employee/director stock option plans. The Board of Directors of the Company has authorized and approved 5,000,000 (2008 – 5,000,000) shares to be made available from the 2002 stock option plan. As at December 31, 2009, 1,006,875 (2008 – 1,653,835) options are remaining to be granted under this plan.

The following is a summary of options granted during the year.

				Number of vested
Grant date	Expiry date	Exercise price	Number of options	options
March 5, 2009	March 5, 2015	$0.95	5,000	-
March 11, 2009	March 11, 2015	$0.91	10,000	-
March 16, 2009	March 16, 2015	$0.97	25,000	-
May 7, 2009	May 7, 2015	$1.92	150,000	-
May 14, 2009	May 14, 2015	$1.64	888,000	-
Total			1,078,000

Employee/director stock options granted by the Company contain an exercise price, which is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to capital stock.

During the year, the Company granted 1,078,000 options which vest 215,600 per annum from 2010 to 2014. During 2009, nil (2008 – 65,580) options were exercised and the equivalent number of common shares was issued for net proceeds of $nil (2008 - $264).

Loss for the year ended December 31, 2009 includes $1,435 (2008 - $1,106) of compensation expense related to the Company’s stock-based compensation arrangements, including $285 (2008 - $301) in stock-based compensation for the options issued by Opta Minerals to its employees. The Company also realized a cash tax benefit of $6 (2008 - $23) relating to options granted in prior years and exercised in the current year. The benefit was recorded as an increase to additional paid-in capital. Total compensation costs related to non-vested awards not yet recognized as an expense is $3,211 as at December 31, 2009. The weighted average period over which this is expected to be recognized is 2.1 years.

The assumptions used in determining the fair value of the options granted in 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	71%	57%	54%
Risk-free interest rate	2%	3%	4%
Expected life of options (in years)	6	6	6

The fair value of the options is based on estimates of the number of options that management expects to vest, which was estimated to be 85% of the granted amount.

- F32 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

11.      Capital stock continued

Details of employee/director stock options outstanding as at December 31, 2009 are as follows:

		Vested	Weighted	Total	Weighted
	Exercise price	outstanding	average price	outstanding	average price
Expiry date	range	options	(vested)	options	(total)
2010	$4.52 to $6.81	404,225	$5.75	404,225	$5.75
2011	$5.14 to $10.00	70,200	$9.40	89,600	$9.39
2012	$10.86 to $11.66	94,800	$11.28	158,000	$11.28
2013	$12.31 to $13.75	93,600	$12.50	234,000	$12.50
2014	$4.06 to $13.35	105,900	$5.97	529,500	$5.97
2015	$0.91 to $1.92	-	-	1,065,100	$1.65
		768,725		2,480,425

The weighted average remaining contractual life for vested outstanding options and total outstanding options is 1.8 and 4.0 years, respectively (2008 – 1.6 and 3.3 years, respectively; 2007 – 2.0 and 2.9 years, respectively).

(c)

Employee share purchase plan/compensation grants

The Company maintains an employee share purchase plan whereby employees can purchase common shares through payroll deductions. In 2009, the Company’s employees purchased 487,148 common shares (2008 –275,647; 2007 – 78,785) for total proceeds of $834 (2008 - $739; 2007 - $826). As at December 31, 2009, 1,872,995 (2008 – 360,143) common shares are remaining to be granted under this plan, after an additional 2,000,000 common shares were approved to be added to the plan during 2009.

Based on the terms of his employment contracts, the Company’s President and Chief Executive Officer received an award of 10,000 shares of the Company’s stock during 2007. The stock was granted 25% in 2007, with the remaining 75% to be granted in equal installments on the grant date anniversary for each of the next three years. Accordingly, 2,500 shares were issued from treasury and the Company recognized stock-based compensation costs of $13 in 2009 (2008 - $13).

(d)

Equity offering

On February 13, 2007, the Company issued 5,175,000 common shares at a price of $10.40 per common share in respect of a public offering, for gross proceeds of $53,820. The Company incurred share issuance costs of $1,938, net of a $920 tax benefit, for net proceeds of $51,882.

(e)

Rights offering

On October 6, 2008, the Company approved the Shareholder Rights Plan Agreement, which was issued to provide the Company sufficient time to develop and implement alternatives to maximize value for all shareholders in the event of an unsolicited bid for control of the Company, and to enhance the Company’s ability to prevent any unfair acquisition tactics. The Shareholder Rights Plan Agreement expired on April 2, 2009, and is no longer of further force or effect.

- F33 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

12.      (Loss) earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflects the dilutive effect of the potential exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	2009	2008	2007
Weighted average number of shares used in basic earnings per share	64,770,614	64,255,250	62,602,772
Dilutive potential of the following:
Employee/director stock options	-	-	619,341
Weighted average number of shares used in diluted earnings per share	64,770,614	64,255,250	63,222,113

(Loss) earnings for the year attributable to SunOpta Inc.	($6,763)	($10,936)	$407

(Loss) earnings per share
Basic	($0.10)	($0.17)	$0.01
Diluted	($0.10)	($0.17)	$0.01

Due to the net loss in 2009 and 2008, options to purchase 2,480,425 and 1,833,375, respectively, have been excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. During 2007, options to purchase 278,000 common shares were excluded due to their anti-dilutive effect.

13.      Income taxes

The (recovery of) provision for income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rate to (loss) earnings before income taxes due to the following:

	2009	2008	2007
	$	$	$
Income tax (recovery) provision at combined statutory rate	(3,652)	(2,976)	(1,633)

Increase (decrease) by the effects of:
Impact of foreign exchange	(2,171)	(1,314)	(127)
Change in valuation allowance	3,149	3,985	-
Foreign tax rate differential	(822)	(1,347)	(596)
Impact of enacted tax rates	1,743	845	453
Benefit of cross-jurisdictional financing structures	(3,126)	(3,893)	(2,968)
Impact of non-deductible (non-taxable) gains and losses	(1,051)	266	(243)
Impact of goodwill impairment	2,625	3,833	-
SRED and other ITC’s carried forward in the year	(456)	-	-
Impact of FIN 48 on current year tax expense	(455)	3,639	-
Other	2,454	(2,248)	(987)
(Recovery of) provision for income taxes	(1,762)	790	(6,101)

- F34 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

13.      Income taxes continued

The components of the provision (recovery) for Canada, the United States and other income taxes are shown below:

	2009	2008	2007
	$	$	$
Current income tax provision:
Canada	3,045	1,530	872
United States	(703)	1,272	1,742
Other	(885)	348	37
	1,457	3,150	2,651

Deferred income tax (recovery) provision:
Canada	(4,376)	(635)	(1,679)
United States	(37)	(1,489)	(7,073)
Other	1,194	(236)	-
	(3,219)	(2,360)	(8,752)
(Recovery of) provision for income taxes	(1,762)	790	(6,101)

Deferred income taxes of the Company are comprised of the following:

	2009	2008	2007
	$	$	$
Differences in property, plant and equipment and intangible assets	(25,413)	(24,174)	(22,715)
Capital and non-capital losses	31,040	24,325	16,007
Tax benefit of scientific research expenditures	5,088	3,088	4,104
Tax benefit of costs incurred during share issuances	613	1,036	1,698
Inventory basis differences and reserves	4,530	4,065	5,663
Other accrued reserves	1,468	491	1,834
	17,326	8,831	6,591
Less: Valuation allowance	9,843	5,792	2,162
Net deferred income tax asset	7,483	3,039	4,429

The components of the deferred income tax asset (liability) for Canada, the United States and other are shown below:

	2009	2008	2007
	$	$	$
Canada	11,584	5,907	6,776
United States	(806)	(827)	(2,347)
Other	(3,295)	(2,041)	-
	7,483	3,039	4,429

- F35 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

13.      Income taxes continued

The components of the deferred income tax valuation allowance are as follows:

	2009	2008	2007
	$	$	$
Balance, beginning of year	5,792	2,162	434
Adjustments to valuation allowance as a result of
acquisitions and foreign exchange	902	(355)	29
Increase in valuation allowance	3,149	3,985	1,699
Balance, end of year	9,843	5,792	2,162

The Company has approximately $13,692 (2008 - $8,685) in Canadian scientific research expenditures, which can be carried forward indefinitely to reduce future years’ taxable income. The Company also has approximately $1,818 and $646 (2008 – $752 and $561) in Canadian and U.S. scientific research investment tax credits and $243 (2008 - $243) in Massachusetts research and development tax credits, which will expire in varying amounts up to 2029.

The Company has Canadian and U.S. federal non-capital loss carry-forwards of approximately $50,370 and $36,266, respectively, as at December 31, 2009 (2008 - $29,827 and $46,268). The Company also has state loss carry- forwards of approximately $20,731 as at December 31, 2009 (2008 - $22,028). The amounts are available to reduce future federal and provincial/state income taxes. Non-capital loss carry-forwards attributable to Canada expire in varying amounts over the next 20 years while non-capital loss carry-forwards attributable to the United States expire in varying amounts over the next 20 years.

The Company has Canadian capital losses of approximately $14,719 as at December 31, 2009 (2008 - $5,714) for which a full valuation allowance exists. These amounts are available to reduce future capital gains. Capital losses in Canada do not expire.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on this evaluation, a valuation allowance of $9,843 (2008 - $5,792) has been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

The Company has not provided Canadian deferred taxes on cumulative earnings of non-Canadian affiliates and associated companies that have been reinvested indefinitely. Deferred taxes are provided for earnings of non-Canadian affiliates and associated companies when the Company determines that such earnings are no longer indefinitely reinvested.

In June 2006, the FASB issued ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of adopting ASC 740, the Company recognized a decrease in the liability for unrecognized tax benefits of approximately $100, which was accounted for as an increase in opening retained earnings on January 1, 2007. While the Company believes it has adequately examined its tax positions under ASC 740, amounts asserted by taxing authorities could differ from the Company’s position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

- F36 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

13.      Income taxes continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at December 31, 2008	3,639
Additions based on tax positions related to the current year	247
Reductions resulting from lapse of applicable statute of limitations	(769)
Balance at December 31, 2009	3,117

The Company’s unrecognized tax benefits largely include a possible reduction to prior year losses for U.S. exposures relating to the deductibility of certain interest amount accrued. The Company believes that it is reasonably possible that a decrease of up to $549 in unrecognized tax benefits related to tax exposures in the United States may be necessary within the coming year.

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations. The Company recognized $nil in potential interest and penalties associated with unrecognized tax benefits for the year ended December 31, 2009 (2008 - $nil). The unrecognized tax benefits have been recorded as a reduction of long-term deferred tax assets. All of the unrecognized tax benefits could impact the Company's effective tax rate if recognized.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, the Province of Ontario and the United States (including multiple states). The Company’s 2006 through 2009 tax years (and any tax year for which available non-capital loss carry-forwards were generated up to the amount of non-capital loss carry-forward) remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and the 2003 through 2009 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company’s consolidated financial statements.

14.      Supplemental cash flow information

	2009	2008	2007
	$	$	$
Changes in non-cash working capital, net of businesses
acquired:
Accounts receivable	4,912	3,261	(8,636)
Inventories	26,725	(753)	(47,204)
Prepaid expenses and other current assets	1,907	1,489	(1,720)
Income taxes recoverable	153	1,077	501
Accounts payable and accrued liabilities	(6,612)	8,361	9,302
Customer and other deposits	211	(66)	370
	27,296	13,369	(47,387)

Cash paid for
Interest	11,268	12,758	10,058

Income taxes	1,240	1,646	259

- F37 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

15.      Related party transactions and balances

In addition to transactions disclosed elsewhere in these consolidated financial statements, the Company entered into the following related party transactions:

(a)

Pursuant to the Pro Organics acquisition, the Company leased its Pro Organics Vancouver, British Columbia, Canada, warehouse and administration facility from a company controlled by a former owner who remains a senior manager within the Distribution Group. The lease was at market rates at inception and is for a five- year term with two five-year renewal periods, expiring in 2018. The total amount paid during 2009 was $355 (2008 - $395; 2007 - $363).

(b)

The former President of the Distribution Group (who was an employee until March 2009) sold $2,973 (2008- $2,521; 2007 - $1,491) of organic product from his family farming operation, at market rates, to theDistribution Group during 2009 and was owed $nil (2008 – $53) by the Company as at December 31, 2009.

(c)

The President of the Grains and Foods Group purchased $494 (2008 - $128; 2007 - $99) of agronomy products from the group during 2009 at market rates and had a balance payable to the Company as at December 31, 2009 of $nil (2008 - $146). In addition, the President of the Grains and Foods Group sold through a family farming business $134 (2008 - $476; 2007 - $341) of soybeans and corn to the Grains and Foods Group at market rates.

(d)

Other senior level managers of the Grains and Foods Group purchased $1,151 (2008 - $930; 2007 - $651) of agronomy products from the group during 2009 at market rates and had a balance payable to the Company as at December 31, 2009 of $30 (2008 - $168). In addition, the other senior level managers of the Grains and Foods Group sold $308 (2008 - $364; 2007 - $251) of soybeans and corn to the Grains and Foods Group at market rates.

(e)

Pursuant to the acquisition of Les Importations Cacheres Hahamovitch Inc., the Company leased Les Importations Cacheres Hahamovitch Montreal, Quebec, warehouse and administration facility from the former owner who remains a senior manager within Distribution Group. The lease was at market rates at inception and is renewable annually for a 12 month term for each of the next five years. During 2009, the Company paid $136 (2008 - $141; 2007 - $136) to the former owner.

(f)

Pursuant to the acquisition of Cleugh’s Frozen Foods Inc. (Cleugh’s) the Company leased Cleugh’s Buena Park, California, production, packaging and warehouse facility from the former owners, one of whom was an employee of the Company to July 2008. The lease was at market rates at inception and is for a five-year term expiring in 2010. During 2008, the Company paid $240 (2007 - $240) to the former employees.

(g)

Pursuant to the acquisition of Purity Life, the Company leased Purity Life’s Acton, Ontario, warehouses and administration facilities from a company controlled by the former owners, one of whom remains in a senior management position within the Distribution Group. The lease was at market rates at inception and is for a 63-month term with a five-year renewal period expiring in 2011. During 2009, the Company paid $426 (2008 - $467; 2007 - $452) to the former owners.

(h)

Pursuant to the acquisition of Neo-Nutritionals, Inc. in December 2007, the Company leased the Brantford, Ontario production facilities from a company controlled by a former owner, who was an employee of the Company to December 2009. The lease was at market rates expiring on November 30, 2010, with two three- year renewal periods. During 2009, the Company paid $155 (2008 - $157; 2007 - $14) to the former owner.

(i)

Pursuant to the acquisition of Pacific Fruit Processors, the Company leases a production, warehouse and office facility from a related party to the former President, who remains in a senior management position in the Fruit Group. The lease was at market rates at inception and is for a 60 month term with two five-year renewal periods expiring in June 2020. During 2009, the Company paid $439 (2008 - $375; 2007 - $360) to the former owner.

- F38 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

15.      Related party transactions and balances continued

(j)

On February 1, 2007, the Chief Executive Officer (“former CEO”) of the Company stepped down and remained Chairman of the Board at a reduced level of compensation subject to a contract expiring on February 26, 2020. The contract provides for consulting fees of $75 per year plus a bonus, (amended to $200 until March 31, 2010) declining to $25 per year, to be paid on a sliding scale over time until February 26, 2020. Subsequent to the year 2012, the former CEO is no longer required to provide services to the Company although payments will continue. In the event that the former CEO passes away before February 26, 2020, any remaining amount payable under the contract will be paid to his surviving spouse until February 26, 2020. Included in long-term liabilities is $343 related to this agreement.

(k)	Pursuant to the appointment of a new director to Opta Minerals on May 12, 2008, the following transactions and balances are classified as related party:

Included in long-term debt is a promissory note in the amount of $1,500 (2008 - $3,000) with annual instalments of $1,500 plus interest at 5.6%. The promissory note and accrued interest are payable to the former shareholders of Magtech (a 2006 Opta Minerals acquisition). As a result of the previous shareholdings, the director receives 26.5% of the total payment.

Pursuant to the Opta Minerals acquisition of Bimac, additional consideration, not to exceed $3,850, may be payable based on the achievement of certain pre-determined earnings targets to September 2016. As a result of the previous shareholdings, the director receives 61.7% of any additional consideration payments. Due to the downturn in the economy that led to the goodwill impairment charge at Opta Minerals (note 6), $1,110 of contingent consideration was written-off in 2009 to other expense, net, along with the goodwill related to the liability.

Opta Minerals rents a facility to SunOpta BioProcess Inc., an affiliated company, and received rent revenue in the amount of $22 during the year ended December 31, 2009 (2008 - $nil).

(l)	Other amounts due to/from officers/directors of the Company included in accounts receivable as at December 31, 2009 were $2 (2008 - $9).

16.      Commitments and contingencies

(a)      Securities class action lawsuits

The Company and certain officers (one of whom is a director) and a former director were named as defendants in proposed class action lawsuits in the United States. These lawsuits were filed between January 28, 2008 and March 19, 2008 in the United States District Court for the Southern District of New York. These actions were also filed against two Company Officers, one of whom is a director, as well as a former director who was named in certain actions. The Company was alleged to have violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the United States Securities and Exchange Commission (“SEC”). Additionally, the named officers and directors (one of whom is a former director) were alleged to have violated Section 20(a) of the Securities Exchange Act of 1934. The complaints alleged different proposed class periods. They have now been consolidated into one class action with lead plaintiffs. On January 28, 2009, the Court appointed Western Washington Laborers-Employers Pension Trust and Operating Engineers Construction Industry and Miscellaneous Pension Fund (the “Pension Funds”) as the lead plaintiffs in one consolidated class action aggregating the various class action lawsuits. On April 14, 2009, the lead plaintiffs filed their consolidated and amended complaint in the US District Court in the Southern District of New York. The new complaint includes new allegations under Sections 11, 12 and 15 of the Securities Act of 1933 as well as four new individual defendants, two of whom are former senior management employees (one also a former director and officer), one is a current director and chairman and one is currently a senior employee. The new complaint also added three corporate defendants namely, Cleugh’s Frozen Foods, Inc. and Pacific Fruit Processors, Inc. (each of which are now part of the merged subsidiary, SunOpta Fruit Group, Inc.) and Organic Ingredients, Inc. (which is now known as SunOpta Global Organic Ingredients, Inc.).

- F39 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

16.      Commitments and contingencies continued

Similarly, one proposed class action lawsuit has also been filed in Canada in the Ontario Superior Court of Justice on behalf of shareholders who acquired securities of the Company between May 8, 2007 and January 25, 2008 (and further amended to cover the period from February 23, 2007 and to January 27, 2008) against the Company and certain officers (one of whom is a director), alleging misrepresentation and proposing to seek leave from the Ontario court to bring statutory misrepresentation civil liability claims under the Ontario Securities Act. On August 29, 2008, the plaintiff filed a motion to amend the claims against the Company to include additional allegations. The Canadian plaintiffs claim compensatory damages of Cdn $100,000 and punitive damages of Cdn $10,000 and other monetary relief.

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

The Ontario Superior Court and U.S. District Court have each granted preliminary approval of the settlement agreement and, for the purposes of the settlement only, have certified the lawsuits as class actions. The courts have scheduled hearings on May 3, 2010 (Canada) and May 17, 2010 (US) to determine whether they will grant final approval of the proposed settlement agreement. According to the notice of proposed settlement sent to class members on or about February 10, 2010, class members have until April 12, 2010 to opt out of the settlement.

In the event the proposed settlement agreement is not approved by the courts or SunOpta elects to terminate it if there is a high number of opt-outs by class members, the settlement agreement will be void and management’s intention is to vigorously defend these actions. Given the current status of the class actions it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

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
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

16.      Commitments and contingencies continued

(c)      SunOpta BioProcess lawsuit against Abengoa and Abener arbitration

The Company commenced a suit on January 17, 2008, against Abengoa New Technologies Inc. (“Abengoa”) and a former employee of the Company alleging theft of trade secrets, breach of contract, tortious interference with contract and civil conspiracy, and filed motions for expedited discovery and a preliminary injunction. Abengoa filed a counterclaim alleging breach of contract, misappropriation of trade secrets and other contractual violations. The United States District Court, Eastern District of Missouri, referred the core claims to arbitration and stayed the other claims pending the outcome of the arbitration. The arbitration was held during the period of July 20 to July 24 and October 19 to October 23 inclusive, in St. Louis before a single arbitrator. The arbitrator issued a ruling on February 1, 2010 denying all monetary damage claims, but also holding that the Company could independently commercialize, without payment of royalty or other obligation to Abengoa, the dilute acid hydrolysis technology the Company developed with Abengoa and implemented at Abengoa’s cellulosic ethanol facility in Salamanca, Spain. Prior to the arbitrator’s ruling, Abengoa had exclusive use, and rights to exploit, the jointly developed technology in the field of fermentable sugars and cellulosic ethanol production.

In January 2008, a customer of the Company, Abener Energia S.A. (an affiliate of Abengoa), terminated a contract valued at approximately $7,000 for the delivery of equipment and related services, forcing the matter into arbitration under its provisions. In December 2008, the arbitrator rendered his final decision partially allowing Abener’s claim and awarded Abener approximately €1,329 (U.S. - $1,903) in damages. Abener’s Canadian counsel brought an application in Ontario for the enforcement of the award and a decision was rendered in support of the enforcement of the award. Subsequent to year-end, the Company satisfied the Canadian judgment, and the Spanish arbitration award, by payment.

(d)      Vargas Class Action

In September 2008, a single plaintiff and a former employee, Mr. Vargas, filed a wage and hour dispute, against SunOpta Fruit Group, Inc., as a class action alleging various violations of California’s labour laws (the “Vargas Class Action”). On July 16, 2009, the parties attended a mediation in San Francisco, and no settlement was reached. A second mediation was held on January 15, 2010. A tentative settlement of all claims was reached at mediation, subject to agreement on final terms of the settlement, including a plan of distribution, and approval of the settlement by the court. As a result of the tentative settlement, the Company has accrued a liability of $1,200 as at December 31, 2009.

(e)      Other claims

In addition, various claims and potential claims arising in the normal course of business are pending against the Company. It is the opinion of management that these claims, or potential claims, are without merit and that the amount of potential liability, if any, to the Company is not determinable. Management believes the final determination of these claims or potential claims will not materially affect the financial position or results of the Company.

(f)      Environmental laws

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
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

16.      Commitments and contingencies continued

(g)      Grain, sunflower and other commitments

In the normal course of business, the SunOpta Foods holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain. SunOpta Foods also has commitments to purchase $47,110 (2008 - $51,505) of grains and sunflowers in the normal course of business. In addition, the Fruit Group has entered into a number of commitments in the amount of $14,850 related to supplier and purchase commitments.

(h)      Letters of credit

The Company has outstanding letters of credit at December 31, 2009 totalling $5,762 (2008 - $1,977).

(i)      Real property lease commitments

The Company has entered into various leasing arrangements, which have fixed monthly rents that are adjusted annually each year for inflation.

Minimum commitments under operating leases, principally for distribution centres, warehouse and equipment, are as follows:

$
2010	9,918
2011	8,126
2012	6,615
2013	5,969
2014	4,555
Thereafter	9,836
45,019

In the years 2009, 2008 and 2007, net minimum rents, including contingent rents and sublease rental income, were $11,886, $8,913 and $8,199 and respectively.

- F42 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

17.      Segmented information

The Company operates in three industries divided into eight operating segments:

(a)

SunOpta Foods sources, processes, packages, markets and distributes a wide range of natural, organic, kosher and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food and natural health products. There are five operating segments within SunOpta Foods:

i)	Grains and Foods Group is focused on vertically integrated sourcing, processing, packaging and marketing of grains, grain-based ingredients and packaged products;
ii)

Ingredients Group is focused on insoluble oat and soy fiber products and works closely with its customers to identify product formulation, cost and productivity opportunities aimed at transforming raw materials into value-added food ingredient solutions;

iii)

Fruit Group consists of berry processing and fruit base operations that process natural and organic frozen strawberries, peaches, mangos and other fruits and vegetables into bulk, ingredients and packaged formats for the food service, private label retail and industrial ingredient markets. The Group also includes the Healthy Fruit Snacks operations which produce natural and organic apple-based fruit snacks;

iv)

International Sourcing and Trading Group (IST) sources raw material ingredients, as well as trades organic commodities. In addition, IST provides natural and organic food solutions to major global food manufacturers, distributors and supermarket chains with a variety of industrial and private label retail products; and

v)

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

(d)

Corporate Services provide a variety of management, financial, information technology, treasury and administration services to the operating segments from the head office in Ontario, Canada, and information and shared services offices in Minnesota, U.S.A.

Effective January 1, 2008, two divisions previously included within the Ingredients Group have been transferred, one to the Grains and Foods Group and the other to the Distribution Group. The segmented information for the comparative year ended December 31, 2007 has been updated to reflect this change in presentation.

Effective July 1, 2008, the Company removed TOC and SunOpta Global Organic Ingredients from the Fruit Group and created a new segment called International Sourcing and Trading. These segments reflect how the Company manages the business, and distinguishes between the processing of fresh fruit and vegetables primarily in the southern United Sates and Mexico, and the sourcing and processing of organic products from outside North America. The segmented information for the comparative year ended December 31, 2007 has been updated to reflect this change in presentation.

- F43 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

17.      Segmented information continued

Also effective July 1, 2008, the Company allocated the former SunOpta BioProcess and Corporate Group into two segments: SunOpta BioProcess and Corporate Services. In previous years the Company had combined these two segments, as revenues of SunOpta BioProcess were less than 1% of consolidated revenues. The segmented information for the comparative year ended December 31, 2007 has been updated to reflect this change in presentation.

The Company’s assets, operations and employees are principally located in Canada, the United States, Mexico, Europe, China and Africa. Revenues are allocated to the United States, Canada and Europe and other external markets based on the location of the customer. Other expense, net, goodwill impairment, interest expense, net, and provision for (recovery of) income taxes are not allocated to the segments.

2009
	SunOpta	Opta	SunOpta	Corporate
	Foods	Minerals	BioProcess	Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	484,388	40,019	102	-	524,509
Canada	261,048	13,155	-	-	274,203
Europe and Other	180,654	9,349	417	-	190,420
Total revenues from external customers	926,090	62,523	519	-	989,132

Segment earnings (loss) before the following:	20,882	1,161	(3,287)	(4,852)	13,904

Other expenses, net (note 18)					2,587
Goodwill impairment					8,841
Interest expense, net					14,028
Recovery of income taxes					(1,762)
Loss for the year					(9,790)

Identifiable assets	417,884	85,998	22,183	25,225	551,290
Amortization	14,063	3,851	251	1,205	19,370
Goodwill	43,698	6,019	-	-	49,717
Expenditures on property, plant and equipment	9,440	2,488	1,255	54	13,237

Of the total goodwill impairment of $8,841, $8,341 related to the Opta Minerals segment and $500 related to the Fruit Group segment (note 6).

- F44 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

17.      Segmented information continued

SunOpta Foods has the following segmented reporting:

2009
	Grains and
	Foods	Ingredients	Fruit		Distribution	Food
	Group	Group	Group	IST	Group	Group
	$	$	$	$	$	$
External revenues by market:
United States	226,486	53,091	141,658	60,831	2,322	484,388
Canada	10,805	7,508	4,859	4,106	233,770	261,048
Europe and Other	87,747	4,058	926	86,761	1,162	180,654
Total revenues from external customers	325,038	64,657	147,443	151,698	237,254	926,090

Segment earnings (loss) before
the following:	18,044	8,691	(4,073)	(1,153)	(627)	20,882

Identifiable assets	126,680	36,853	88,987	66,608	98,756	417,884
Amortization	4,072	1,461	3,928	1,402	3,200	14,063
Goodwill	2,936	12,030	-	8,824	19,908	43,698
Expenditures on property, plant and equipment	6,085	1,056	1,647	-	652	9,440

2008
	SunOpta	Opta	SunOpta	Corporate
	Foods	Minerals	BioProcess	Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	536,861	61,608	715	-	599,184
Canada	285,238	18,201	720	-	304,159
Europe and Other	138,217	13,613	-	-	151,830
Total revenues from external customers	960,316	93,422	1,435	-	1,055,173

Segment earnings (loss) before the following:	22,833	5,531	(3,286)	(8,875)	16,203

Other expense, net					1,003
Goodwill impairment					10,154
Interest expense, net					14,281
Provision for income taxes					790
Loss for the year					(10,025)

Identifiable assets	438,261	100,392	24,999	17,395	581,047
Amortization	13,773	4,351	126	1,114	19,364
Goodwill	39,862	14,160	-	-	54,022
Expenditures on property, plant and equipment	6,855	1,376	748	671	9,650

Of the total goodwill impairment of $10,154, $8,198 related to the Fruit Group segment and $1,956 related to the IST segment (note 6).

- F45 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

17.      Segmented information continued

SunOpta Foods has the following segmented reporting:

2008
	Grains and
	Foods	Ingredients	Fruit		Distribution	Food
	Group	Group	Group	IST	Group	Group
	$	$	$	$	$	$
External revenues by market:
United States	272,298	55,493	142,661	65,545	864	536,861
Canada	12,441	6,084	5,509	3,190	258,014	285,238
Europe and Other	42,568	3,693	2,709	89,079	168	138,217
Total revenues from external customers	327,307	65,270	150,879	157,814	259,046	960,316
Segment earnings (loss) before other expense, net and goodwill impairment	18,541	3,392	(10,219)	1,333	9,786	22,833

Identifiable assets	127,971	38,259	97,647	85,153	89,231	438,261
Amortization	3,937	1,353	3,920	1,212	3,351	13,773
Goodwill	2,867	12,030	-	8,223	16,742	39,862
Expenditures on property, plant and equipment	3,308	913	1,198	404	1,032	6,855

2007
	SunOpta	Opta	SunOpta	Corporate
	Foods	Minerals	BioProcess	Services	Consolidated
	$	$	$	$	$
External revenues by market
United States	448,292	53,638	1,077	-	503,007
Canada	236,582	18,283	-	-	254,865
Europe and Other	40,416	3,444	762	-	44,622
Total revenues from external customers	725,290	75,365	1,839	-	802,494

Segment earnings (loss) before the following:	12,348	6,668	(5,985)	(7,369)	5,662

Other expense, net					1,187
Dilution gain					693
Goodwill impairment					996
Interest expense, net					8,823
Recovery of income taxes					(6,101)
Earnings for the year					1,450

Identifiable assets	420,845	97,782	28,824	21,989	569,440
Amortization	10,603	3,395	124	936	15,058
Goodwill	44,897	10,606	-	-	55,503
Expenditures on property, plant and equipment	26,301	1,834	249	1,302	29,686

The goodwill impairment of $996 related to the Fruit Group segment.

- F46 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

17.      Segmented information continued

SunOpta Foods has the following segmented reporting:

2007
	Grains
	and Foods	Ingredients	Fruit		Distribution	Food
	Group	Group	Group	IST	Group	Group
	$	$	$	$	$	$
External revenues by market:
United States	205,220	64,343	127,328	50,387	1,014	448,292
Canada	8,141	2,984	5,140	1,061	219,256	236,582
Europe and Other	34,660	2,988	1,177	1,591	-	40,416
Total revenues from external customers	248,021	70,315	133,645	53,039	220,270	725,290

Segment earnings (loss) before other expense, net and goodwill impairment:	16,155	4,432	(18,679)	997	9,443	12,348

Identifiable assets	123,919	44,824	123,344	23,612	105,146	420,845
Amortization	3,821	1,297	2,360	229	2,896	10,603
Goodwill	2,590	12,030	8,288	1,918	20,071	44,897
Expenditures on property, plant and equipment	5,788	1,022	13,550	102	5,839	26,301

Geographic segments

2009
	United		Europe and
	States	Canada	Other	Total
	$	$	$	$

Property, plant and equipment	84,416	20,242	8,587	113,245

Goodwill	20,821	19,907	8,989	49,717

Total assets	173,690	204,132	173,468	551,290

2008
	United		Europe and
	States	Canada	Other	Total
	$	$	$	$

Property, plant and equipment	86,523	19,098	5,020	110,641

Goodwill	21,294	20,290	12,438	54,022

Total assets	348,346	132,498	100,203	581,047

Other includes operations in Mexico as part of the Fruit Group, operations in Slovakia as part of Opta Minerals and Europe as part of the International Sourcing and Trading Group.

- F47 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

17.      Segmented information continued

The Company had no customers in 2009, 2008 or 2007 for which sales exceeded 10% of the Company’s total revenues.

18.      Other expenses, net

	2009	2008	2007
	$	$	$
Facility rationalizations (a)	1,530	-	551
Lawsuits (b)	1,425	-	501
Abener arbitration (c)	-	1,729	-
Insurance proceeds (d)	-	(784)	-
Other	(368)	58	135
	2,587	1,003	1,187

(a) Facility rationalizations

During the fourth quarter of 2009, the Board of Directors of the Company approved the decision to permanently close a distribution center in Toronto, Canada, consolidate manufacturing facilities from British Columbia, Canada and Omak, Washington, and cease processing of fresh fruit at a leased facility in Buena Park, California.

The Company plans to close a distribution center in Toronto, Canada in the first quarter of 2010, and expects to incur additional severance, lease cancellation and other costs in 2010. In addition, the consolidation of the British Columbia manufacturing facility will occur by the end of June 2010, and additional severance, lease termination and property, plant and equipment dismantling, moving and installation costs are expected to be incurred. Future costs related to involuntary severance, lease termination costs and other associated costs will be recorded at the communication date with employees, the cease-use date for leased facilities and as incurred for other associated costs. The Company has ceased production plans for fresh fruit processing at one of its leased California facilities.

A summary of the expected total costs, and costs incurred to date with respect to each of the rationalizations, is included below:

	Costs	Costs to be	Total Rationalization
	Recognized in 2009	Recognized in 2010	Costs
	$	$	$
Toronto, Canada closure	348	300	648
British Columbia, Canada consolidation	287	1,200	1,487
California, cease fresh processing	1,016	-	1,016
	1,651	1,500	3,151

As a result of the rationalization efforts noted above, the Company tested the related property, plant and equipment for impairment. After determining that the undiscounted cash flows were lower than the carrying value of the property, plant and equipment, the Company used a discounted cash flow approach to determine that an impairment charge of $990 was required to reduce the carrying value of the property, plant and equipment to its net realizable value. There were no impairment charges in the years ending December 31, 2008 or December 31, 2007. Of the total non-cash impairment charge of $990, $771 relates to the Fruit Group and $219 relates to the Distribution Group. In addition to the property, plant and equipment impairment charge, a $129 impairment charge was recorded against intangible assets in the Distribution Group where the carrying value exceeded the fair value, as calculated on an undiscounted basis. Total closure costs recognized includes $121 in write-off of inventory packaging, which has been recognized in cost of sales on the consolidated statement of earnings (loss). Of the $1,651 in total costs recognized, $348 relates to the Distribution Group and $1,303 relates to the Fruit Group.

- F48 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

18.      Other expenses, net, continued

The decision to cease production of fresh fruit processing in California resulted in a permanent reduction in salaried and hourly employees. Total severance charges related to both facilities was $411, which was paid in full at December 31, 2009 to the employees who were involuntarily terminated. These cash severance charges related to the Fruit Group.

As at December 31, 2009, there are no accruals related to the facility rationalizations.

During 2007, the Company closed two distribution warehouses within the Distribution Group in Canada, and as a result, incurred $551 in costs related to severance, closure costs and the disposal of certain property, plant and equipment.

(b)           Lawsuit

Subsequent to year-end, the Company settled the Vargas class action against the Company which alleged violations of California’s labour laws (note 16(d)). The settlement was for $1,200 and is pending approval from the courts. As the amount of the settlement is likely and determinable, the Company recorded the settlement amount in other expense for the year ended December 31, 2009. In addition, subsequent to year-end, the Company settled a claim related to commissions with a former business partner for $225. The amount was paid subsequent to year-end.

The Company previously had a receivable for legal fees relating to a judgment awarded in favour of the Company in 2004. As a result of a court ruling in 2007, the Company recorded a charge of $501 for the remaining uncovered legal fees.

(c)           Abener arbitration

In December of 2008, an arbitrator rendered a decision in favour of Abener’s claim against the Company, and awarded Abener €1,329 (U.S. - $1,903) in damages. As at December 31, 2009, the $1,903 liability was recorded in accounts payable and accrued liabilities on the consolidated balance sheet. Subsequent to year-end, this liability was settled in cash.

(d)           Insurance proceeds

In 2008, the Company received total cash proceeds of $1,947, which was $784 above the carrying cost of assets destroyed in fires at facilities in the Grains and Foods Group. As a result, the gain on disposal of assets has been recorded as other income on the consolidated statements of operations.

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
For the years ended December 31, 2009, 2008 and 2007
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

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value
	Asset
	(Liability)	Level 1	Level 2
	$	$	$
(a) Commodity futures and forward contracts
Unrealized short-term derivative gain	1,668	(370)	2,038
Unrealized long-term derivative gain	155	-	155
Unrealized short-term derivative loss	(1,566)	-	(1,566)
Unrealized long-term derivative loss	(6)	-	(6)
(b) Inventories carried at market	8,577	-	8,577
(c) Interest rate swap	(1,387)	-	(1,387)
(d) Forward foreign currency contracts	392	-	392

(a)

On the consolidated balance sheet, unrealized short-term derivative gain is included in prepaid expenses and other current assets, unrealized long-term derivative gain is included in other assets, unrealized short-term derivative loss is included in other current liabilities and unrealized long-term derivative loss is included in long-term liabilities.

(b)	Inventories carried at market are included in inventories on the consolidated balance sheet.
(c)	The interest rate swap is included in long-term liabilities on the consolidated balance sheet.
(d)	The forward foreign currency contracts are included in accounts payable and accrued liabilities on the consolidated balance sheet.

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
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

19.      Fair values continued

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains. These derivative instruments are not designated as hedging instruments. A gain of $3,445 for the year ended December 31, 2009 has been recorded in cost of goods sold on the consolidated statements of operations related to changes in the fair value of these derivatives.

At December 31, 2009, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows:

		Number of bushels
(in 000’s of bushels)		Purchase (Sale)
	Corn	Soybeans
Forward commodity purchase contracts	1,166	1,410
Forward commodity sale contracts	(1,098)	(827)
Commodity futures contracts	(435)	(1,139)

(b)

Inventories carried at market
Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT, adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the consolidated statements of operations. At December 31, 2009, the Company had 425 and 577 bushels of commodity corn and soybeans, respectively, in inventories carried at market.

(c)

Interest rate swap
Opta Minerals entered into an interest rate swap to minimize its exposure to interest rate risk. A notional amount of Cdn $17,200 (U.S. - $16,365) of floating rate debt was effectively converted to fixed rate debt at a rate of 5.25% for the period August 2008 to August 2012. At each period end, management calculates the mark-to-market fair value using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current mark-to-market position. The mark-to-market gain or loss is placed in level 2 of the fair value hierarchy. The interest rate swap is designated as a cash flow hedge for accounting purposes, and accordingly, gains and losses on changes in the fair value of the interest rate swap are included in other comprehensive income on the consolidated statements of operations. A gain of $415 (net of income taxes of $182) for the year ended December 31, 2009 has been recorded in other comprehensive income due to the change in fair value for this derivative.

(d)

Foreign forward currency contracts
As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as there are quoted prices in active markets to observe the fair value determination. These forward foreign exchange contracts represent economic hedges and are not designated as hedging instruments. At December 31, 2009 the Company had open forward foreign exchange contracts with a notional value of €12,968 that resulted in an unrealized gain of $392 which is included in foreign exchange loss (gain) on the consolidated statements of operations for the year ended December 31, 2009.

- F51 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

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

21.      Cash and cash equivalents

Included in cash and cash equivalents is $18,954 (2008 - $22,077) of cash relating to SunOpta BioProcess that was raised as a result of the preferred share issuance (note 10). These funds are specific to SunOpta BioProcess and can only be used by SunOpta BioProcess, who will use these funds for working capital purposes, continued development of biomass conversion technologies and to build and operate commercial-scale facilities for the conversion of cellulosic biomass to ethanol. The cash balance on hand is funding losses since the preferred share issuance, as well as potential future losses of BioProcess. Also included in cash and cash equivalents are funds of $781 (2008 - $1,377) that are only available for use by Opta Minerals.

These funds of $19,735 (2008 - $23,454) are consolidated for financial statement reporting purposes due to the Company’s ownership; however, these funds cannot be utilized by the Company for general corporate purposes and are maintained in separate bank accounts of the legal entities.

At December 31, 2009 and 2008 there were no cash equivalents on the consolidated balance sheets.

22.      Variable interest entities

(a)

The Company, through its Grains and Foods Group, holds an investment in a joint venture in the United States related to processing marketing, supply and sale of vegetable and other specialty oils. The Company has the option of purchasing all of the output from the joint venture, and selling the product through existing sales and marketing channels. The Company holds 50% of the voting common shares and consolidates its variable interest in the joint venture, as it has been determined to be the primary beneficiary.

The liabilities of the variable interest entity (“VIE”) consolidated by the Company represent claims against the specific assets of the VIE, and not additional claims on the Company’s general assets. There is no recourse available to the creditors of the VIE against the Company. The impact of consolidating the investment in the joint venture on the consolidated balance sheet is as follows:

	December 31, 2009	December 31, 2008
	$	$
Current assets	13	7
Property, plant and equipment	740	498
Current liabilities	169	30
Non-controlling interest	112	243
Net investment by the Company	(472)	(232)

(b) TOC, a wholly-owned subsidiary of the Company, holds an investment in a joint venture in Ethiopia related to hulling of organic sesame seeds. TOC purchases all of the output from the joint venture, and sells the product through its existing sales and marketing channels. TOC holds 35% of the voting common shares and consolidates its variable interest in the joint venture, as it has been determined to be the primary beneficiary.

- F52 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

22.      Variable interest entities continued

The liabilities of the VIE consolidated by the Company represent claims against the specific assets of the VIE, and not additional claims on the Company’s general assets. There is no recourse available to the creditors of the VIE against the Company. The impact of consolidating the investment in the joint venture on the consolidated balance sheet is as follows:

December 31, 2009
$
Current assets	253
Property, plant and equipment	2,762
Current liabilities	1,097
Long-term debt	380
Long-term liabilities	303
Non-controlling interest	658
Net investment by the Company	(577)

23.      Employee future benefits

(a) Global Trading Inc. Defined Benefit Plan

Through its acquisition of Congeladora del Rio S.A. de C.V. and Global Trading Inc., the Company assumed a defined benefit pension plan. Funding for the plan is based on a function of compensation levels, benefit formulas and years of service. The measurement date used for the accounting valuation for the defined benefit plan was December 31, 2009. Information about the defined benefit plan for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
	$	$
Pension expense (income)
Current service cost	4	30
Interest cost	35	48
Expected return on plan assets	(23)	(44)
Net pension expense (income)	16	34

Information with respect to the assets and liabilities in the defined benefit plan is as follows:

	2009	2008
	$	$
Pension assets
Fair value of plan assets, beginning of year	781	2,450
Actual return on plan assets	23	(411)
Benefits paid during the year	-	(1,258)
Fair value of plan assets, end of year	804	781

- F53 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

23.      Employee future benefits continued

	2009	2008
	$	$
Pension liability
Accrued benefit obligation, beginning of year	747	1,829
Current service cost	4	30
Interest cost	35	48
Actuarial gain	37	98
Benefits paid during the year	-	(1,258)
Accrued benefit obligation, end of year	823	747

A reconciliation of the net pension (liability) asset is as follows:

	2009	2008
	$	$
Fair value of plan assets, end of year	804	781
Accrued benefit obligation, end of year	(823)	(747)
Net pension (liability) asset, end of year	(19)	34

The net pension (liability) in 2009 is included in accounts payable and accrued liabilities on the consolidated balance sheet. The net pension asset in 2008 is included in other assets on the consolidated balance sheet.

At December 31, 2009 all funds were invested in cash and money market securities. Asset allocation is adjusted based on the expected life of the plan and the expected retirement age of the 5 plan participants. Information with respect to the amounts and types of securities that are in the plan is as follows:

	Amount	Percentage of total plan
	$	%
Equity securities	-	0%
Debt securities	-	0%
Cash and money market	804	100%
	804	100%

The weighted average actuarial assumptions in measuring the accrued benefit obligation for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Projected benefit obligation
Discount rate	4.7%	4.6%
Expected long-term return on plan assets	3.0%	3.0%
Rate of compensation increase	0%	0%

The following table shows the estimated future benefit payments expected to be paid from the plan:

$
2010	823
2011	-
2012	-
2013	-
2014	-
2015-2020	-

- F54 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

23.      Employee future benefits continued

(b) TOC Defined Benefit Plan

Through its acquisition of TOC (note 2), the Company assumed a defined benefit pension plan. Funding for the plan is based on a function of compensation levels, benefit formulas and years of service. The measurement date used for the accounting valuation for the defined benefit plan was December 31, 2009. Information about the defined benefit plan for the year ended December 31, 2009 and the period from its April 2, 2008 acquisition through December 31, 2008 is as follows:

	2009	2008
	$	$
Pension expense (income)
Current service cost	205	193
Interest cost	32	19
Expected return on plan assets	(28)	(16)
Net pension expense	209	196

Information with respect to the assets and liabilities in the defined benefit plan is as follows:

	2009	2008
	$	$
Pension assets
Fair value of plan assets, beginning of period	324	290
Actual return on plan assets	212	(81)
Contributions received	274	148
Impact of foreign exchange	23	(33)
Fair value of plan assets, end of year	833	324

	2009	2008
	$	$
Pension liability
Accrued benefit obligation, beginning of period	513	506
Current service cost	205	193
Interest cost	32	19
Actuarial loss (gain)	223	(147)
Employee contributions	103	-
Impact of foreign exchange	29	(58)
Accrued benefit obligation, end of year	1,105	513

A reconciliation of the net pension liability is as follows:

	2009	2008
	$	$
Fair value of plan assets, end of year	833	324
Accrued benefit obligation, end of year	(1,105)	(513)
Net pension liability, end of year	(272)	(189)

- F55 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

23.      Employee future benefits continued

The pension liability is included in long-term liabilities on the consolidated balance sheets.

Pension fund assets are invested primarily in money market securities, equity or debt securities and is adjusted based on the expected life of the plan and the expected retirement age of the plan participants. Information with respect to the amounts and types of securities that are in the plan is as follows:

	Amount	Percentage of total plan
	$	%
Equity securities	-	-
Debt securities	-	-
Other	833	100%
	833	100%

The weighted average actuarial assumptions in measuring the accrued benefit obligation for the year ended December 31, 2009 and for the period from the date of acquisition to December 31, 2008 is as follows:

	2009	2008
Projected benefit obligation
Discount rate	5.0%	5.6%
Expected long-term return on plan assets	5.0%	5.6%
Rate of compensation increase	2.0%	2.0%

The following table shows the estimated future benefit payments expected to be paid from the plan:

$
2010	-
2011	-
2012	-
2013	-
2014	-
2015-2019	6

The expected contribution to be made by TOC to the defined benefit plan for the year ended December 31, 2010 is $203.

- F56 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited)

Summarized below is the Consolidated Statement of Operations for the quarters ended December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, as well as the 2008 quarterly comparatives.

Quarter ended December 31,
	2009	2008
	$	$

Revenues	245,521	245,037
Cost of goods sold	206,581	216,319
Gross profit	38,940	28,718

Warehousing and distribution expenses	5,165	4,858
Selling, general and administrative expenses	29,910	25,852
Intangible asset amortization	1,347	1,627
Other expense, net	2,935	1,003
Goodwill impairment	500	10,154
Foreign exchange (gain) loss	(460)	501

Loss before the following	(457)	(15,277)

Interest expense, net	3,762	3,797

Loss before income taxes	(4,219)	(19,074)

Recovery of income taxes	(1,726)	(1,375)

Loss for the period	(2,493)	(17,699)

Loss for the period attributable to non-controlling interests	(279)	(654)

Loss for the period attributable to SunOpta Inc.	(2,214)	(17,045)

Loss per share for the period
Basic	(0.03)	(0.27)
Diluted	(0.03)	(0.27)

- F57 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited) continued

Quarter ended September 30,
	2009	2008
	$	$

Revenues	253,812	287,747
Cost of goods sold	215,610	246,439
Gross profit	38,202	41,308

Warehousing and distribution expenses	4,736	5,288
Selling, general and administrative expenses	27,434	29,445
Intangible asset amortization	1,567	1,486
Other income, net	(271)	-
Goodwill impairment	8,341	-
Foreign exchange gain	(863)	(4,345)

(Loss) earnings before the following	(2,742)	9,434

Interest expense, net	3,925	3,983

(Loss) earnings before income taxes	(6,667)	5,451

Provision for income taxes	197	1,043

(Loss) earnings for the period	(6,864)	4,408

(Loss) earnings for the period attributable to non-controlling interests	(2,192)	504

(Loss) earnings for the period attributable to SunOpta Inc.	(4,672)	3,904

(Loss) earnings per share for the period
Basic	(0.07)	0.06
Diluted	(0.07)	0.06

- F58 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited) continued

Quarter ended June 30,
	2009	2008
	$	$

Revenues	257,725	291,945
Cost of goods sold	219,644	246,077
Gross profit	38,081	45,868

Warehousing and distribution expenses	4,494	5,448
Selling, general and administrative expenses	27,279	34,700
Intangible asset amortization	1,332	1,508
Other expense, net	109	-
Foreign exchange gain	(982)	(1,279)

Earnings before the following	5,849	5,491

Interest expense, net	3,470	3,601

Earnings before income taxes	2,379	1,890

Provision for income taxes	833	473

Earnings for the period	1,546	1,417

(Loss) earnings for the period attributable to non- controlling interests	(234)	698

Earnings for the period attributable to SunOpta Inc.	1,780	719

Earnings per share for the period
Basic	0.03	0.01
Diluted	0.03	0.01

- F59 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited) continued

Quarter ended March 31,
	2009	2008
	$	$

Revenues	232,074	230,444
Cost of goods sold	198,427	190,243
Gross profit	33,647	40,201

Warehousing and distribution expenses	4,461	5,446
Selling, general and administrative expenses	26,852	27,811
Intangible asset amortization	1,431	1,258
Other expense, net	(186)	-
Foreign exchange loss	1,263	288

(Loss) earnings before the following	(174)	5,398

Interest expense, net	2,871	2,900

(Loss) earnings before income taxes	(3,045)	2,498

(Recovery of) provision for income taxes	(1,066)	649

(Loss) earnings for the period	(1,979)	1,849

(Loss) earnings for the period attributable to non- controlling interests	(322)	363

(Loss) earnings for the period attributable to SunOpta Inc.	(1,657)	1,486

(Loss) earnings per share for the period
Basic	(0.03)	0.02
Diluted	(0.03)	0.02

- F60 -

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

PART I - FINANCIAL INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

/s/ Eric Davis
Date: March 10, 2010
SunOpta Inc.
By Eric Davis
Vice President and Chief Financial Officer

- F61 -