Form 10-Q
period 2010-04-03
SunOpta Inc.
filed 2010-05-13
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________ .

Commission file number: 001-34198

SUNOPTA INC.
(Exact name of registrant as specified in its charter)

CANADA	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2838 Bovaird Drive West
Brampton, Ontario L7A 0H2, Canada	(905) 455-1990
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]             No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [    ]             No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]             No [ X ]

Aggregate market value of the common shares held by non-affiliates of the registrant, computed using the closing price of the NASDAQ Global Select Market for the registrant’s common stock on May 3, 2010 was $299,992,020. The registrant’s common shares trade on the NASDAQ Global Select Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

The number of shares of the registrant’s common stock outstanding as of May 3, 2010 was 65,065,907.

SUNOPTA INC.	1	April 3, 2010 10-Q

SUNOPTA INC.

FORM 10-Q
For the quarterly period ended April 3, 2010

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Statements of Operations for the quarters ended April 3, 2010 and March 31, 2009.
Consolidated Statements of Comprehensive Earnings (Loss) for the quarters ended April 3, 2010 and March 31, 2009.
Consolidated Balance Sheets as at April 3, 2010 and December 31, 2009.
Consolidated Statements of Shareholders’ Equity as at and for the quarters ended April 3, 2010 and March 31, 2009.
Consolidated Statements of Cash Flow for the quarters ended April 3, 2010 and March 31, 2009.
Notes to Consolidated Financial Statements.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Disclosure Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Exhibits

All financial information is expressed in United States Dollars. The closing rate of exchange on May 3, 2010 was CDN $1 = U.S. $0.9895.

Forward-Looking Statements

This report contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate,” “believe,” “expect,” “could,” “might,” “plan,” “will,” and words and phrases of similar impact and include, but are not limited to references to proposed operational consolidation, reduction of non-core assets and operations, business strategies, plant and production capacities, revenue generation potential and anticipated construction costs, competitive strengths, goals, capital expenditure plans, business and operational growth and expansion plans, anticipated operating margins and operating income increases, gains or losses associated with business transactions, cost reductions, rationalization and improved efficiency initiatives, proposed new product offerings, and references to the future growth of the business and global markets for the Company’s products. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments as well as other factors that we believe are appropriate in the circumstance.

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties including, but not limited to, general economic, business, weather or market risk conditions; the achievement of business forecasts; the outcome of any pending litigation; competitive actions by other companies; changes in laws or regulations or policies of local governments in the regions where the Company operates; construction delays; and labour issues, many of which are beyond our control. Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. For a fuller discussion of the risks facing us and our operations refer to Item 1A, Risk Factors, in our December 31, 2009 Form 10-K.

SUNOPTA INC.	2	April 3, 2010 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Financial Statements

SunOpta Inc.

For the quarters ended April 3, 2010 and March 31, 2009

(Unaudited)

SUNOPTA INC.	3	April 3, 2010 10-Q

SunOpta Inc.
Consolidated Statements of Operations
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	April 3,	March 31,
	2010	2009
	$	$

Revenues	266,100	232,074
Cost of goods sold	217,205	198,427
Gross profit	48,895	33,647
Warehousing and distribution expenses	6,029	4,461
Selling, general and administrative expenses	32,171	26,852
Intangible asset amortization	1,443	1,431
Other expense (income), net (note 10)	461	(186)
Foreign exchange (gain) loss	(1,469)	1,263
Earnings (loss) before the following	10,260	(174)
Interest expense, net	3,121	2,871
Earnings (loss) before income taxes	7,139	(3,045)
Provision for (recovery of) income taxes	2,498	(1,066)
Earnings (loss) for the period	4,641	(1,979)
Earnings (loss) for the period attributable to non-controlling interests	28	(322)
Earnings (loss) for the period attributable to SunOpta Inc.	4,613	(1,657)
Earnings (loss) per share for the period (note 4)
– Basic	0.07	(0.03)
– Diluted	0.07	(0.03)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	4	April 3, 2010 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	April 3,	March 31,
	2010	2009
	$	$

Earnings (loss) for the period	4,641	(1,979)

Currency translation adjustment	690	(4,536)
Change in fair value of interest rate swap, net of tax	120	49

Other comprehensive earnings (loss) for the period, net of tax	810	(4,487)

Comprehensive earnings (loss) for the period	5,451	(6,466)

Comprehensive loss for the period attributable to non-controlling interests	(199)	(621)

Comprehensive earnings (loss) for the period attributable to SunOpta Inc.	5,650	(5,845)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	April 3, 2010 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at April 3, 2010 and December 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	April 3,	December 31,
	2010	2009
	$	$

Assets

Current assets
Cash and cash equivalents (note 11)	22,340	20,723
Accounts receivable	118,967	94,241
Inventories (note 2)	172,051	178,140
Prepaid expenses and other current assets	11,440	10,813
Current income taxes recoverable	37	442
Deferred income taxes	5,457	5,457
	330,292	309,816

Property, plant and equipment	114,699	113,245
Goodwill	50,270	49,717
Intangible assets	58,750	60,902
Deferred income taxes	14,661	14,734
Other assets	2,470	2,876

	571,142	551,290
Liabilities

Current liabilities
Bank indebtedness (note 5)	85,844	63,481
Accounts payable and accrued liabilities	94,457	106,253
Customer and other deposits	3,981	1,436
Other current liabilities	2,447	1,566
Current portion of long-term debt (note 6)	67,218	52,455
Current portion of long-term liabilities	181	712
	254,128	225,903

Long-term debt (note 6)	18,775	34,734
Long-term liabilities	3,326	3,247
Deferred income taxes	13,413	12,708
	289,642	276,592

Preferred shares of a subsidiary company	28,288	28,187

Equity
SunOpta Inc. shareholders’ equity
Capital stock (note 3)	178,901	178,694
65,065,907 common shares (December 31, 2009 - 64,982,968)
Additional paid in capital (note 3)	8,734	7,934
Retained earnings	38,759	34,146
Accumulated other comprehensive income	13,116	12,079
	239,510	232,853
Non-controlling interest	13,702	13,658
Total equity	253,212	246,511

	571,142	551,290

Commitments and contingencies (note 8)
Subsequent events (note 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	April 3, 2010 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	income (loss)	interest	Total
	$	$	$	$	$	$

Balance at December 31, 2009	178,694	7,934	34,146	12,079	13,658	246,511

Employee share purchase plan and compensation grants	207	-	-	-	-	207
Issuance of warrants (note 3)	-	441	-	-	-	441
Stock based compensation	-	359	-	-	-	359
Earnings for the period	-	-	4,613	-	28	4,641
Currency translation adjustment	-	-	-	957	(267)	690
Non-controlling interest contributions		-	-	-	243	243
Change in fair value of interest rate swap, net of tax	-	-	-	80	40	120

Balance at April 3, 2010	178,901	8,734	38,759	13,116	13,702	253,212

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	income (loss)	interest	Total
	$	$	$	$	$	$

Balance at December 31, 2008	177,858	6,778	40,909	1,266	15,102	241,913

Employee share purchase plan and compensation grants	198	-	-	-	-	198
Stock based compensation	-	253	-	-	-	253
Loss for the period	-	-	(1,657)	-	(322)	(1,979)
Currency translation adjustment	-	-	-	(4,220)	(316)	(4,536)
Change in fair value of interest rate swap, net of tax	-	-	-	32	17	49

Balance at March 31, 2009	178,056	7,031	39,252	(2,922)	14,481	235,898

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	April 3, 2010 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flow
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	April 3,	March 31,
	2010	2009
	$	$

Cash provided by (used in)

Operating activities
Earnings (loss) for the period	4,641	(1,979)
Items not affecting cash
Amortization	4,972	4,731
Unrealized gain on foreign exchange	(1,092)	(525)
Stock-based compensation	800	253
Deferred income taxes	1,290	(1,798)
Other	889	(728)
Changes in non-cash working capital (note 7)	(25,835)	(4,474)

	(14,335)	(4,520)
Investing activities
Increase in short-term investments	-	(16,500)
Purchases of property, plant and equipment, net	(6,312)	(4,588)
Payment of deferred purchase consideration	(500)	(500)
Purchase of patents, trademarks and other intangible assets	(42)	(64)
Other	296	50

	(6,558)	(21,602)
Financing activities
Increase in line of credit facilities	23,386	12,002
Borrowings under long-term debt	-	716
Proceeds from the issuance of common shares	207	198
Repayment of long-term debt	(1,102)	(4,019)
Other	(188)	69

	22,303	8,966

Foreign exchange gain (loss) on cash held in a foreign currency	207	(194)

Increase (decrease) in cash and cash equivalents during the period	1,617	(17,350)

Cash and cash equivalents - beginning of the period	20,723	24,755

Cash and cash equivalents - end of the period	22,340	7,405

Supplemental cash flow information (notes 7 and 11)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Basis of presentation, fiscal year-end and new accounting pronouncements

Basis of presentation

The interim consolidated financial statements of SunOpta Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in accordance with accounting principles generally accepted in the United States of America. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter ended April 3, 2010 are not necessarily indicative of the results that may be expected for the full year ending January 1, 2011. For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2009.

The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ended December 31, 2009. Intercompany accounts and transactions have been eliminated on consolidation.

Fiscal year-end

On March 9, 2010, the Board of Directors of the Company approved a change to the Company’s fiscal year period from a fiscal year ending on December 31 to a floating year-end on the Saturday closest to December 31, based on a 52 week calendar, wherein every fiscal quarter (except for the current quarter which included two additional days) is comprised of 13 weeks or 91 days. This change is effective for fiscal 2010, resulting in a year-end of January 1, 2011 and the quarterly periods for fiscal 2010 ending on April 3, July 3 and October 2. The fiscal year of Opta Minerals Inc., (“Opta Minerals”), which is 66.4% owned by the Company, ends on December 31, 2010, and its quarterly periods for fiscal 2010 end on March 31, June 30 and September 30. The consolidated statements of operations, cash flows and balance sheets for the Company in the current quarter include the results of Opta Minerals through March 31, 2010.

New accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 810 (formerly Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”). This accounting standard is a revision to a previous FASB Interpretation and changes how a reporting entity evaluates whether an entity is a variable interest entity (“VIE”) and which entity is considered the primary beneficiary of a VIE and is therefore required to consolidate the VIE. This accounting standard will also require continuous reassessments of which party within the VIE is considered the primary beneficiary. ASC 810 became effective January 1, 2010. As a result of adopting this standard, the Company reassessed its investments and did not change its position as the primary beneficiary of its VIE’s.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Topic 820, “Fair Value Measures and Disclosures.” ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The Company adopted the guidance in ASU No. 2010-06 on January 1, 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires expanded disclosures only, and did not have any impact on the Company’s consolidated financial statements.

SUNOPTA INC.	9	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2. Inventories

	April 3,	December 31,
	2010	2009
	$	$

Raw materials and work-in-process	71,248	66,058
Finished goods	95,901	108,623
Company-owned grain	13,488	13,791
Inventory reserve	(8,586)	(10,332)
	172,051	178,140

3. Capital stock

(a) Capital Stock

Transactions involving capital stock in the quarter ended April 3, 2010 and the quarter ended March 31, 2009 were as follows:

	Quarter ended		Quarter ended
	April 3, 2010		March 31, 2009
	Number	Amount	Number	Amount

Balance, beginning of period	64,982,968	$178,694	64,493,320	$177,858
Common shares exercised by employees and directors	-	-	-	-
Common shares issued as part of the Company’s employee stock purchase plan	80,439	207	196,841	198
Common shares issued to the Company’s Chief Executive Officer as part of an award granted February 8, 2007	2,500	-	2,500	-
Balance, end of period	65,065,907	$178,901	64,692,661	$178,056

(b) Warrants

On February 5, 2010, the Company issued warrants pursuant to an Advisory Services Agreement. A fair value of $441 was assigned to these warrants, using the Black-Scholes option pricing model, and was expensed in full during the quarter with the offset recorded as an increase to additional paid in capital. Inputs used in the Black-Scholes option pricing model for the warrants were as follows:

Quarter ended
April 3, 2010

Number of warrants issued	250,000
Exercise price	$3.25
Expected volatility	72%
Risk-free interest rate	2.5%
Dividend yield	0%
Expected forfeiture rate	0%
Expected life (in years)	5

SUNOPTA INC.	10	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

3. Capital stock, continued

(c) Options

There were no options granted in the quarter ended April 3, 2010. For the quarter ended March 31, 2009, 40,000 options were granted, using the following inputs to the Black-Scholes option pricing model:

Quarter ended
March 31, 2009

Number of options issued	40,000
Exercise price	$0.91 - $0.97
Expected volatility	68%
Risk-free interest rate	1.8%
Dividend yield	0%
Expected forfeiture rate	15%
Expected life (in years)	6

4. Earnings (loss) per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	Quarter ended	Quarter ended
	April 3, 2010	March 31, 2009
	$	$

Earnings (loss) for the period attributable to SunOpta Inc.	4,613	(1,657)

Weighted average number of shares used in basic earnings per share	65,004,317	64,537,618
Dilutive potential of the following:
Employee/director stock options	529,752	-
Warrants	13,173	-

Diluted weighted average number of shares outstanding	65,547,242	64,537,618
Earnings (loss) per share:
Basic	0.07	(0.03)
Diluted	0.07	(0.03)

For the quarter ended April 3, 2010, options to purchase 1,310,825 common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect. Due to the net loss for the quarter ended March 31, 2009, options to purchase 1,820,875 common shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

SUNOPTA INC.	11	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

5. Bank indebtedness

	April 3,	December 31,
	2010	2009
	$	$

Canadian line of credit facility (a)	-	-
U.S. line of credit facility (b)	59,760	44,130
Opta Minerals Canadian line of credit facility (c)	4,368	3,355
TOC line of credit facilities (d)	21,716	15,996

	85,844	63,481

(a) Canadian Line of Credit Facility:

The Company has a Canadian line of credit of Cdn $20,000 (U.S. - $19,833). As at April 3, 2010, $nil (2009 - $nil) of this facility was utilized, and there were no amounts committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios. At April 3, 2010, the interest rate on this facility was 4.75%, calculated as Canadian prime plus a premium of 2.50%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of the Company’s Canadian business as defined in the Credit Agreement. At April 3, 2010, the borrowing base supported draws to the maximum line of credit.

(b) U.S. Line of Credit Facility:

The Company has a U.S. line of credit of $80,000. As at April 3, 2010, $62,135 (2009 - $45,754) of this facility was utilized, including $2,375 (2009 - $1,624) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios. At April 3, 2010, the weighted average interest rate on this facility was 3.75%, based on LIBOR plus a premium of 3.50%. The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories of the Company’s U.S. business as defined in the Credit Agreement. At April 3, 2010, the borrowing base supported draws to the maximum line of credit.

The above line of credit facilities as well as certain long-term debt balances (note 6) are collateralized by a first priority security against substantially all of the Company’s assets in both Canada and the United States, excluding the assets of Opta Minerals, SunOpta BioProcess and The Organic Corporation.

The Company has certain financial covenants that it is measured against quarterly. See note 6 for a discussion of the Company’s compliance with respect to these covenants.

(c) Opta Minerals Canadian Line of Credit Facility:

Opta Minerals has a line of credit facility of Cdn $15,000 (U.S. - $14,717). At April 3, 2010, Cdn $5,555 (U.S. - $5,509) (2009 - Cdn $4,686 (U.S. - $4,459)) of this facility has been utilized, including letters of credit in the amount of Cdn $1,150 (U.S. - $1,141) (2009 - Cdn $1,160 (U.S. - $1,104)). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including prime, U.S. dollar base rate, bankers’ acceptances or LIBOR plus a margin based on certain financial ratios of the Company. At April 3, 2010, the weighted average interest rate on this facility was 6.84% (2009 - 7.50%).

Opta Minerals’ line of credit facility, along with its unused portion of the revolving acquisition facility (note 6(c)), is subject to annual extensions, and were extended on July 30, 2009 to August 17, 2010.

SUNOPTA INC.	12	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

5. Bank indebtedness, continued

(d) TOC Line of Credit Facilities:

The Organic Corporation (“TOC”) has a line of credit facility of €30,000 (U.S. - $40,671). At April 3, 2010, €17,770 (U.S. - $24,091) (2009 - €12,746 (U.S. - $18,247) of this facility had been utilized, including letters of credit in the amount of €2,347 (U.S. - $3,184) (2009 - €2,119 (U.S. - $3,034)). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. LIBOR and Euro LIBOR plus a premium of 1.85%. At April 3, 2010, the weighted average interest rate on this facility was 2.25%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of TOC and its subsidiaries. At April 3, 2010, the borrowing base securing this facility supported draws to €18,418 (U.S. - $24,969) (2009 - €17,019 (U.S. - $24,364)).

A less-than-wholly owned subsidiary of TOC has line of credit facilities with availability of $1,377 (2009 - $1,394) which are fully guaranteed by TOC. As at April 3, 2010, $809 (2009 - $783) of these facilities had been used. Interest on borrowings under these facilities accrues at a base rate of 0.4% plus a premium of 6.00%, and a fixed rate of 9.75%. At April 3, 2010, the weighted average interest rate on these facilities was 8.4% (2009 - 8.6%) and TOC is in compliance with all requirements under this facility.

6. Long-term debt

	April 3,	December 31,
	2010	2009
	$	$

Syndicated Lending Agreement:	45,000	45,000
Term loan facility (a)

Other Long-Term Debt:
Opta Minerals term loan facility (b)	9,105	8,830
Opta Minerals revolving acquisition facility (c)	12,279	12,362
Subordinated debt to former shareholders of TOC (d)	4,681	4,944
Promissory notes (e)	14,524	15,504
Other long-term debt (f)	247	380
Term loan payables (g)	51	52
Capital lease obligations (h)	106	117
	85,993	87,189
Less: Current portion	67,218	52,455
	18,775	34,734

Details of the Company’s long-term debt are as follows:

(a) Term loan facility:

The term loan facility balance at April 3, 2010 was $45,000 (2009 - $45,000). The entire loan principal is due December 20, 2010 and, at that time, is renewable at the option of the lender and the Company. Interest on the term loan facility is payable at a fixed rate of 6.44% plus a margin of up to 360 basis points based on certain financial ratios of the Company. As at April 3, 2010, the interest rate was 9.54% (2009 - 9.74%).

The term loan facility, and the U.S. line of credit facility (note 5), are collateralized by a first priority security against substantially all of the Company’s assets in Canada, the United States and Mexico, excluding the assets of Opta Minerals, SunOpta BioProcess and TOC.

SUNOPTA INC.	13	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6. Long-term debt, continued

(b) Opta Minerals Term Loan Facility:

The term loan facility has a maximum available borrowing amount of Cdn $9,280 (U.S. - $9,105). This facility matures on July 30, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of Cdn $312 (U.S. - $309). At March 31, 2010, the term loan facility was fully drawn (2009 - Cdn $9,280 (U.S. - $8,830)). At March 31, 2010, the weighted average interest rate on this facility was 8.24% (2009 - 7.50%).

(c) Opta Minerals Revolving Acquisition Facility:

The revolving acquisition facility has a maximum available borrowing amount of Cdn $14,043 (U.S. - $13,926) to finance future acquisitions and capital expenditures. Principal is payable quarterly equal to 1/40 of the drawdown amount. Any remaining outstanding principal under this facility is due upon maturity. The facility is revolving for one year, with a five year term out option. The outstanding balance on the revolving acquisition facility at March 31, 2010 was Cdn $12,515 (U.S. - $12,279) (2009 - Cdn $12,992 (U.S. - $12,362)). At March 31, 2010, the weighted average interest rate on this facility was 8.07% (2009 - 6.99%).

The Opta Minerals’ credit facilities described above are collateralized by a first priority security against substantially all of the Opta Minerals assets in both Canada and the United States.

Opta Minerals entered into a cash flow hedge in 2007. The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (U.S. - $17,057) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The estimated fair value of the interest rate swap at March 31, 2010 was a loss of $1,216 (2009 - loss of $1,387). The incremental gain in fair value of $120 (net of income taxes of $51) has been recorded in other comprehensive loss for the period. The fair value liability is included in long-term liabilities on the consolidated balance sheets.

(d) Subordinated debt to former shareholders of TOC:

In conjunction with the acquisition of TOC on April 2, 2008, its former shareholders provided a subordinated loan to TOC in the amount of €3,000 (U.S. - $4,067). The loan bears interest at 7% payable to the former shareholders on a semi-annual basis. The subordinated loan, as well as €453 (U.S. - $614) previously loaned to TOC, is repayable in full on March 31, 2011.

(e) Promissory Notes:

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions. As consideration in the acquisition of TOC, the Company issued a total of €9,000 (U.S. - $12,201) in promissory notes which are secured by a pledge of the common shares of TOC. Of the €9,000 (U.S. - $12,201) issued, €1,000 (U.S. - $1,356) was paid in cash on April 5, 2010, with the remaining €8,000 (U.S. - $10,845) due March 31, 2011. Due to TOC’s opening balance sheet not meeting pre-determined working capital targets, and an undisclosed liability that existed prior to the Company’s April 2, 2008 acquisition, €654 (U.S. - $887) of the promissory notes due March 31, 2011 will not be paid.

In addition, $3,000 remains owing to various former shareholders at a weighted average interest of 5.3%. Of the $14,524 in total promissory notes, $14,099 are due in the next 12 months, with the remaining balances due in varying installments through 2012.

(f) Other long-term debt

A less-than-wholly owned subsidiary of TOC has a maximum borrowing amount of 6,500 Ethiopia Birr (“ETB”) (U.S. - $490). The outstanding balance at April 3, 2010, was $247 (2009 - $380). At April 3, 2010, the weighted average interest rate on borrowed funds was 10.3% (2009 - 10.1%).

SUNOPTA INC.	14	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6. Long-term debt, continued

(g) Term Loans Payable:

Term loans payable bear a weighted average interest rate of 5.3% (2009 - 5.3%) due in varying installments through 2013 with principal payments of $13 due in the next 12 months.

(h) Capital Lease Obligations:

Capital lease obligations are due in monthly payments, with a weighted average interest rate of 7.1% (2009 - 7.1%).

The long-term debt and capital leases described above have required repayment terms in the next five years ending April 3, as follows:

2011	$67,218
2012	3,314
2013	3,046
2014	2,816
2015	2,804
Thereafter	6,795
$85,993

At April 3, 2010, the Company was in compliance with its covenants, which relate to the Canadian line of credit facility, the U.S. line of credit facility (notes 5(a) and (b)), as well as the term loan facilities. In addition, Opta Minerals was in compliance with its financial covenants which relate to the Canadian Line of Credit Facility (note 5(c)), as well as the term loan facility and revolving acquisition facility.

7. Supplemental cash flow information

	Quarter ended	Quarter ended
	April 3, 2010	March 31, 2009
	$	$

Changes in non-cash working capital:
Accounts receivable	(24,817)	(7,410)
Inventories	5,943	7,549
Income tax recoverable	405	114
Prepaid expenses and other current assets	363	(457)
Accounts payable and accrued liabilities	(10,274)	(5,644)
Customer and other deposits	2,545	1,374
	(25,835)	(4,474)
Cash paid (received) for:
Interest	2,563	2,643
Income taxes	817	(337)

SUNOPTA INC.	15	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8. Commitments and contingencies

(a) Securities class action lawsuits

The Company and certain officers (one of whom is a director) and a former director were named as defendants in proposed class action lawsuits in the United States. These lawsuits were filed between January 28, 2008 and March 19, 2008 in the United States District Court for the Southern District of New York. These actions were also filed against two Company Officers, one of whom is a director, as well as a former director who was named in certain actions. The Company was alleged to have violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the United States Securities and Exchange Commission (“SEC”). Additionally, the named officers and directors (one of whom is a former director) were alleged to have violated Section 20(a) of the Securities Exchange Act of 1934. The complaints alleged different proposed class periods. On January 28, 2009, the Court appointed Western Washington Laborers-Employers Pension Trust and Operating Engineers Construction Industry and Miscellaneous Pension Fund (the “Pension Funds”) as the lead plaintiffs in one consolidated class action aggregating the various class action lawsuits. On April 14, 2009, the lead plaintiffs filed their consolidated and amended complaint in the US District Court in the Southern District of New York. The new complaint included new allegations under Sections 11, 12 and 15 of the Securities Act of 1933 as well as four new individual defendants, two of whom are former senior management employees (one also a former director and officer), a current director and chairman and a current senior employee. The new complaint also added three corporate defendants namely, Cleugh’s Frozen Foods, Inc. and Pacific Fruit Processors, Inc. (each of which are now part of the merged subsidiary, SunOpta Fruit Group, Inc.) and Organic Ingredients, Inc. (which is now known as SunOpta Global Organic Ingredients, Inc.).

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

On September 24, 2009 the Company announced that it entered into a tentative agreement to settle all claims raised in these proposed class action proceedings. In return for the dismissal of the class actions and releases from proposed class members of settled claims against the Company and other named defendants, the settlement agreement provides for a total cash contribution of $11,250 to a settlement fund, the adoption of certain governance enhancements to the Company’s Audit Committee charter and Internal Audit Charter and the adoption of an enhanced information technology conversion policy. The settlement has been entirely funded by the Company’s insurers. The settlement is conditional upon the Courts’ approval and subject to SunOpta’s option to terminate it in the event of valid opt-outs by proposed class members that exceed a pre-agreed threshold.

Class members wishing to opt out of the settlement had until April 12, 2010 to do so. Based on information available to the Company, the Company has determined that the number of class members electing to opt-out of the settlement will not cause it to terminate the settlement agreement. Accordingly, the Company intends to request final court approval of the settlement.

The Ontario Superior Court and U.S. District Court each granted preliminary approval of the settlement agreement and, for the purposes of the settlement only, have certified the lawsuits as class actions. The courts have scheduled hearings on May 3, 2010 (Canada) and May 17, 2010 (US) to determine whether they will grant final approval of the proposed settlement agreement. The Canadian hearing was held as scheduled on May 3, 2010 and the presiding judge has requested time to review the final order, which he expects to be completed in advance of the U.S. hearing on May 17, 2010. Class members have until June 11, 2010 to file claims related to the proposed settlement.

In the event the proposed settlement agreement is not approved by the courts, the settlement agreement will be void and management’s intention is to vigorously defend these actions. Given the current status of the class actions it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

SUNOPTA INC.	16	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8. Commitments and contingencies, continued

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

In January 2008, a customer of the Company, Abener Energia S.A. (an affiliate of Abengoa), terminated a contract valued at approximately $7,000 for the delivery of equipment and related services, forcing the matter into arbitration under its provisions. In December 2008, the arbitrator rendered his final decision, partially allowing Abener’s claim and awarding Abener approximately €1,329 (U.S. - $1,903) in damages. During the quarter ended April 3, 2010, the Company paid all outstanding amounts related to this award.

(d) Vargas Class Action

In September 2008, a single plaintiff and a former employee filed a wage and hour dispute, against SunOpta Fruit Group, Inc., as a class action alleging various violations of California’s labour laws (the “Vargas Class Action”). On July 16, 2009, the parties attended a mediation in San Francisco, and no settlement was reached. A second mediation was held on January 15, 2010. A tentative settlement of all claims was reached at mediation, subject to agreement on final terms of the settlement, including a plan of distribution, and approval of the settlement by the court. The parties are in the process of finalizing details related to the settlement and will then present the final settlement agreement to the court for approval. As a result of the tentative settlement, the Company accrued a liability of $1,200 as at December 31, 2009.

(e) Colorado Sun Oil Processors, LLC dispute

Colorado Mills LLC (“Colorado Mills”) and Sunrich LLC, a wholly-owned subsidiary of the Company, organized a joint venture in 2008 to construct and operate a vegetable oil refinery next to Colorado Mills’ sunflower seed crush plant located in Lamar, Colorado. During the relationship, disputes arose between the parties concerning management of the joint venture, record-keeping practices, certain unauthorized expenses incurred on behalf of the joint venture by Colorado Mills, procurement of crude oil by Sunrich from Colorado Mills for processing at the joint venture refinery, and the contract price of crude oil offered for sale under the joint venture agreement.

SUNOPTA INC.	17	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8. Commitments and contingencies, continued

The parties initiated a dispute resolution process as set forth in the joint venture agreement, which Colorado Mills aborted prematurely through the initiation of suit in Colorado State Court. Subsequent to the filing of that suit, and after expiration of a contractual standstill period, Sunrich initiated suit against Colorado Mills in federal court in Colorado to compel arbitration. Sunrich has also moved to dismiss the premature state court action filed by Colorado Mills. That motion is pending. No discovery has yet been taken or exchanged in either lawsuit. Management cannot conclude whether the prospect of an unfavourable outcome in this matter is probable, or estimate the loss, if any, that might arise from an unfavourable outcome. Accordingly, no accrual has been made at this time for this contingency.

(f) Other claims

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

iii)

Fruit Group consists of berry processing and fruit ingredient operations that process natural and organic frozen strawberries, peaches, mangos and other fruits and vegetables into bulk, ingredients and packaged formats for the food service, private label retail and industrial ingredient markets. The group also includes the healthy fruit snacks operations which produce natural and organic fruit snacks;

iv)

International Sourcing and Trading Group (IST) sources raw material ingredients, as well as trades organic commodities and provides natural and organic food solutions to major global food manufacturers, distributors and supermarket chains with a variety of industrial and private label retail products; and

v)

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

(c) SunOpta BioProcess provides a wide range of research and development and engineering services and owns a number of patents on its proprietary steam explosion technology. It designs and subcontracts the manufacture of these systems, which are used for processing biomass for use in the biofuel, paper, food and other industries.

(d) Corporate Services provide a variety of management, financial, information technology, treasury and administration services to the operating segments from the head office in Ontario, Canada, and information and shared services offices in Minnesota, U.S.A.

SUNOPTA INC.	18	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Segmented information continued

The Company’s assets, operations and employees are principally located in Canada, the United States, Mexico, Europe, China and Africa. Revenues are allocated to the United States, Canada and Europe and other external markets based on the location of the customer. Other expense (income) net, interest expense, net, and provision for (recovery of) income taxes are not allocated to the segments.

	Quarter ended
	April 3, 2010

	SunOpta	Opta	SunOpta	Corporate
	Foods	Minerals	BioProcess	Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	137,035	12,010	-	-	149,045
Canada	70,120	3,150	-	-	73,270
Europe and other	40,392	2,771	622	-	43,785
Total revenues from external customers	247,547	17,931	622	-	266,100

Segment earnings (loss) before the following:	12,528	1,713	(497)	(3,023)	10,721

Other expense, net					461
Interest expense, net					3,121
Provision for income taxes					2,498
Earnings for the period					4,641

SunOpta Foods has the following segmented reporting:

	Quarter ended
	April 3, 2010

	Grains and	Ingredients	Fruit		Distribution	SunOpta
	Foods Group	Group	Group	IST	Group	Foods
	$	$	$	$	$	$
External revenues by market:
United States	62,560	15,327	41,876	16,626	646	137,035
Canada	1,139	1,879	1,285	803	65,014	70,120
Europe and other	15,146	944	139	23,896	267	40,392
Total revenues from external customers	78,845	18,150	43,300	41,325	65,927	247,547

Segment earnings (loss)	5,016	4,212	1,855	1,642	(197)	12,528

SUNOPTA INC.	19	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Segmented information continued

	Quarter ended
	March 31, 2009

	SunOpta	Opta	SunOpta	Corporate
	Foods	Minerals	BioProcess	Services	Consolidated
	$	$	$	$	$
External revenues by market:
United States	112,017	9,682	13	-	121,712
Canada	63,197	2,993	-	-	66,190
Europe and other	42,122	2,050	-	-	44,172
Total revenues from external customers	217,336	14,725	13	-	232,074

Segment earnings (loss) before the following:	2,746	(752)	(758)	(1,596)	(360)

Other income, net					186
Interest expense, net					2,871
Recovery of income taxes					(1,066)
Loss for the period					(1,979)

SunOpta Foods has the following segmented reporting:

	Quarter ended
	March 31, 2009

	Grains and	Ingredients	Fruit		Distribution	SunOpta
	Foods Group	Group	Group	IST	Group	Foods
	$	$	$	$	$	$
External revenues by market:
United States	56,834	10,867	33,324	10,858	134	112,017
Canada	2,444	1,820	1,468	947	56,518	63,197
Europe and other	15,061	853	2,810	23,378	20	42,122
Total revenues from external customers	74,339	13,540	37,602	35,183	56,672	217,336

Segment earnings (loss)	3,935	822	(1,157)	(1,172)	318	2,746

10. Other expense (income), net

During the fourth quarter of 2009, the Board of Directors of the Company approved the decision to permanently close a distribution center in Toronto, Canada, consolidate manufacturing facilities from British Columbia, Canada to Omak, Washington, and cease processing of fresh fruit at a leased facility in Buena Park, California.

The Company closed the distribution center in Toronto, Canada in the first quarter of 2010. In addition, the consolidation of the British Columbia manufacturing facility is expected to occur by the end of June 2010, and additional severance, lease termination and property, plant and equipment dismantling, moving and installation costs are expected to be incurred. Future costs related to involuntary severance will be recorded at the communication date with employees, and lease termination costs will be recorded at the cease-use date for leased facilities and other associated costs will be recorded as incurred. The Company also ceased production of fresh fruit processing at a leased facility in Buena Park, California, during the fourth quarter of 2009 and incurred costs to move assets to another facility during the first quarter of 2010.

SUNOPTA INC.	20	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10. Other expenses, net, continued

A summary of the expected total costs, and costs incurred to date included in other expense with respect to each of the rationalizations, is included below:

		Costs	Further costs
		recognized in	expected to	Total Expected
	Costs recognized	the quarter ended	be Recognized	Rationalization
	in 2009	April 3, 2010	in 2010	Costs
	$	$	$	$
Toronto, Canada closure	348	146	154	648
British Columbia, Canada consolidation	287	87	936	1,310
California, cease fresh processing	1,016	64	-	1,080
	1,651	297	1,090	3,038

Costs recognized in other expense in the quarter ended April 3, 2010 include $87 for severance, a $35 non-cash loss on disposal of property, plant and equipment, and $64 of period costs to transfer property, plant and equipment to another location, and $111 of other closure costs recorded as incurred.

Of the total costs incurred of $297, $146 relates to the Distribution Group and $151 relates to the Fruit Group.

As at April 3, 2010, there was an $87 accrual for severance to be paid at the termination date for the British Columbia facility consolidation.

In addition to the rationalization costs noted above, the Company incurred a non-cash impairment charge of $164 for the write-off of long-lived assets within the Ingredients Group. Other income of $186 for the quarter ended March 31, 2009 related to the sale of redundant assets at Opta Minerals.

11. Cash and cash equivalents

Included in cash and cash equivalents is $21,476 (2009 - $19,735) in funds that cannot be utilized by the Company for general corporate purposes, and are maintained in separate bank accounts of the legal entities.

SunOpta BioProcess has $19,620 (2009 - $18,954) of cash, which is specific to SunOpta BioProcess, who will use these funds for the continued development of biomass conversion technologies and to build and operate commercial-scale facilities for the conversion of cellulosic biomass to ethanol. Of the $19,620, $5,000 (2009 - $nil) is held in a money market term deposit maturing on June 22, 2010. This term deposit earns interest at a rate of 0.22% annually, and has been classified as held for trading.

Also included in cash and cash equivalents is $1,856 (2009 - $781) that is specific to Opta Minerals.

SUNOPTA INC.	21	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

12. Derivative financial instruments and fair value measurement

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

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of April 3, 2010:

	Fair Value
	Asset (Liability)	Level 1	Level 2
	$	$	$
(a) Commodity futures and forward contracts
Unrealized short-term derivative gain	2,674	1,019	1,655
Unrealized long-term derivative gain	4	-	4
Unrealized short-term derivative loss	(2,447)	-	(2,447)
Unrealized long-term derivative loss	(34)	-	(34)
(b) Inventories carried at market	7,653	-	7,653
(c) Interest rate swap	(1,216)	-	(1,216)
(d) Forward foreign currency contracts	244	-	244

(a)

On the consolidated balance sheet, unrealized short-term derivative gain is included in prepaid expenses and other current assets, unrealized long-term derivative gain is included in other assets, unrealized short-term derivative loss is included in other current liabilities and unrealized long-term derivative loss is included in long-term liabilities.

(b)	Inventories carried at market are included in inventories on the consolidated balance sheet.
(c)	The interest rate swap is included in long-term liabilities on the consolidated balance sheet.
(d)	The forward foreign currency contracts are included in accounts receivable on the consolidated balance sheet.

SUNOPTA INC.	22	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

12. Derivative financial instruments and fair value measurement, continued

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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains. These derivative instruments are not designated as hedging instruments. For the quarter ended April 3, 2010, a $55 loss is recorded in cost of goods sold on the consolidated statements of operations related to changes in the fair value of these derivatives.

At April 3, 2010, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows:

Number of bushels
(in 000’s of bushels)		Purchase (Sale)
	Corn	Soybeans
Forward commodity purchase contracts	1,219	1,296
Forward commodity sale contracts	(834)	(565)
Commodity futures contracts	(364)	(1,406)

(b) Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the consolidated statements of operations. At April 3, 2010, the Company had 689 bushels of commodity soybeans, in inventories carried at market.

(c) Interest rate swap

Opta Minerals entered into an interest rate swap to minimize its exposure to interest rate risk. A notional amount of Cdn $17,200 (U.S. - $17,057) of floating rate debt was effectively converted to fixed rate debt at a rate of 5.25% for the period August 2008 to August 2012. At each period end, management calculates the mark-to-market fair value using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current mark-to-market position. The mark-to-market gain or loss is placed in level 2 of the fair value hierarchy. The interest rate swap is designated as a cash flow hedge for accounting purposes and accordingly, gains and losses on changes in the fair value of the interest rate swap are included in other comprehensive income on the consolidated statements of operations. For the quarter ended March 31, 2010, a $120 gain (net of income taxes of $51) has been recorded in other comprehensive earnings due to the change in fair value for this derivative.

(d) Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as there are quoted prices in active markets to observe the fair value determination. These forward foreign exchange contracts represent economic hedges and are not designated as hedging instruments. At April 3, 2010 the Company had open forward foreign exchange contracts with a notional value of €6,183, Cdn $3,906 and $6,067 that resulted in an unrealized gain of $244 which is included in foreign exchange gain (loss) on the consolidated statements of operations.

SUNOPTA INC.	23	April 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2010 and March 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

13. Subsequent events

On May 11, 2010, the Board of Directors and the Company announced the sale of its Canadian food distribution assets to UNFI Canada Inc., a wholly-owned subsidiary of United Natural Foods Inc. for cash consideration of approximately Cdn $68,000, subject to certain adjustments. As a result, the assets are considered held for sale as at May 11, 2010. The transaction is subject to customary closing conditions and is expected to be completed by early June 2010.

The following is a summary of the carrying amounts of assets and liabilities at April 3, 2010, that are expected to be included as part of the disposal group:

$
Current assets	40,577
Property, plant and equipment	7,308
Goodwill	19,060
Intangible assets	5,318
Accumulated other comprehensive income	(9,022)
Current liabilities	(17,442)
Long-term liabilities	(500)
Net assets of disposal group	45,299

The Canadian food distribution assets included in this transaction form part of the Distribution Group. The Company will retain the natural health products distribution and manufacturing assets which represent the balance of the assets in the Distribution Group. For fiscal 2009, the Distribution Group realized revenues of $237,254. The Canadian food distribution operations generated revenues of $169,572 while the natural health products operations generated the balance of revenues.

Based on the expected sale price, the net assets of the disposal group and transaction and related closing costs of approximately $4,000, the Company expects to realize a pre-tax gain of $10,000 to $15,000 on disposition. Upon closing of the sale, the Company will be required to issue 600,000 warrants with similar terms and conditions to the Advisory Services Agreement (note 3(b)). The Company will use proceeds from the sale to repay approximately $8,000 against its outstanding term loan facility (note 6(a)) with the balance applied to its outstanding U.S. line of credit facility (note 5(b)).

The divestiture of the Canadian food distribution assets will significantly reduce the probability that certain Canadian tax assets (mainly non-capital loss carryforwards) will be realized by the Company. Because the operating assets contemplated in the sale transaction will cease to generate taxable income for the Company in the future, in accordance with ASC 740, the Company expects to record a valuation allowance of $7,000 to $8,000 against remaining tax assets in the Canadian jurisdiction in the second quarter of 2010.

SUNOPTA INC.	24	April 3, 2010 10-Q

PART I - FINANCIAL INFORMATION

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments During the First Quarter of 2010

On January 13, 2010, we announced that SunOpta BioProcess (“SBI”) had been awarded $5.5 million (CAD) in funding from Sustainable Development Technology Canada ("SDTC") to assist SBI and its partners to design, build and operate an integrated cellulosic ethanol plant and co-located xylitol production facility to be located in the Greater Toronto area. The fabrication of valuable co-products is expected to allow biofuel producers to increase their profitability and competitiveness. SBI and its partners have developed an integrated process that will produce both food grade xylitol, considered to be a healthy sugar substitute, and fuel grade cellulosic ethanol. By co-producing these products we expect to improve both the economic and environmental sustainability of cellulosic ethanol production. The project involves the construction of a demonstration facility at a total cost of approximately $17.0 million (CAD), to be funded approximately 67% by the partners and 33% by the SDTC grant. The facility is anticipated to produce up to a rated capacity of 620 tonnes of xylitol and two million litres of cellulosic ethanol per year. Operation of the facility is expected to commence December 2010 with process validation complete by December 2011. Thereafter the facility may be operated for process optimization, continuous improvement and to test new innovations. Upon completion of the SDTC project, construction of a 10,000 metric tonne commercial xylitol facility in connection with a minimum 40 million litre cellulosic ethanol facility is contemplated to commence in September 2011, with first xylitol production from this facility expected by December 2012.

In a related matter, on April 22, 2010, SBI’s interest in the integrated xylitol production technology that was developed with its joint venture partner, Sweet Diabetic Delight Foods, Inc., doing business as Xylitol Canada (“XC”), was consolidated with XC in exchange for 50% of the entity. Concurrent with this transaction, the shares of XC were sold to Chudleigh Ventures Inc (“CVI”), a capital pool company listed on TSX Venture Exchange, whereby SBI received common shares representing approximately 30% of the outstanding capital of CVI.

On January 21, 2010, we announced that SBI had been awarded a contract to supply a major ethanol producer in China with our proprietary fiber preparation and pretreatment equipment for use in the production of cellulosic ethanol. The Chinese client is one of the largest operators in the corn biochemical processing and new energy sectors in China and is owned by a consortium of leading Chinese companies including one of the largest petrochemical companies in China. Equipment provided by SunOpta BioProcess will be installed in a planned cellulosic ethanol demonstration plant scheduled for completion in late 2010. The plant will be located adjacent to an existing starch-to-ethanol facility and will utilize local corn stover as feedstock. The development of cellulosic ethanol alternatives has taken a high profile in China as the Central Government has discouraged further development of corn to ethanol plants due to environmental and food supply issues. Under the terms of the contract, SunOpta BioProcess expects to generate revenues of approximately $6.5 million from the supply of equipment and a technology license as well as certain design and engineering services.

On January 27, 2010, we announced the commencement of an environmentally responsible energy recovery project at our Cambridge, Minnesota oat fiber facility within our Ingredients Group. The project involves the extraction of methane from the digestion of waste-water resulting from the oat fiber production process, and subsequent conversion of that methane into pipeline quality natural gas that will be used to help power the facility. This project will significantly reduce the amount of greenhouse gases and various waste materials emitted from the facility, as well as provide an acceptable return on invested capital as a result of significantly lower utility expense. The installation is now being commissioned and this is expected to be completed by the end of the second quarter.

On February 18, 2010 we provided an update on the arbitrators ruling in the legal action SunOpta BioProcess initiated against Abengoa New Technologies Inc. (“Abengoa”) and one of its former employees. The lawsuit alleged, among other things, theft of trade secrets and breach of contract relating to the dilute acid hydrolysis technology that we developed jointly with Abengoa. The arbitrator ruled that, as a result of Abengoa's decision to not purchase the contracted number of systems under the Technology Development Agreement ("TDA"), it forfeited its exclusive rights to exploit the system, and that SunOpta BioProcess, in lieu of monetary damages, could sell the system to other cellulosic ethanol producers. Prior to the arbitrator's ruling, the TDA had precluded SunOpta BioProcess from entering the cellulosic ethanol market using the jointly developed technology. The arbitrator also ruled that the information SunOpta shared with Abengoa during the parties' joint development work was not a trade secret, as it could be found in the public domain. SunOpta BioProcess maintained its rights in its continuous auto hydrolysis system and Abengoa was awarded no rights in the system other than to information deemed to be available in the public domain and not patented by SunOpta BioProcess. Continuous auto hydrolysis remains the core fiber handling and pretreatment process utilized by SunOpta BioProcess in its various applications including the production of cellulosic ethanol.

SUNOPTA INC.	25	April 3, 2010 10-Q

On February 23, 2010, we announced that the Grains and Foods Group had completed an upgrade and retrofit at its Alexandria, Minnesota aseptic processing and packaging facility and had commenced its first production of natural broth and soup products for a major international packaged goods company. This upgrade gives us the capacity to produce approximately 175 million liters annually of natural and organic alternative beverages such as soy, rice, almond and others as well as broth and soup products and also expands our packaging size capabilities for these products for a variety of different formats. In tandem with the facility upgrade, the Grains and Foods Group entered into a three-year packaging agreement with a global consumer products company to produce aseptically processed and packaged natural broth products.

On May 11, 2010, we announced the sale of our Canadian food distribution assets to United Natural Foods Inc. (“UNFI”) for cash consideration of approximately Cdn $68,000. The transaction is subject to certain customary closing conditions, and is expected to be completed by early June 2010. The Canadian food distribution assets included in this transaction form part of the Distribution Group. We will retain the natural health products distribution and manufacturing assets which represent the balance of the assets in the Distribution Group. Based on the expected sale price, the net assets of the disposal group, and transaction and related closing costs of approximately $4,000, we expect to recognize a pre-tax gain of $10,000 to $15,000. We will use the proceeds from the sale to repay approximately $8,000 towards our term loan facility, and approximately $51,000 towards our U.S. line of credit facility, improving our overall liquidity. In addition, we expect to record a non-cash valuation allowance of $7,000 to $8,000 against certain Canadian tax assets, due to the reduced probability of realizing these tax assets.

SUNOPTA INC.	26	April 3, 2010 10-Q

Operations for the quarter ended April 3, 2010 compared to the quarter ended March 31, 2009

Consolidated
	April 3,	March 31,	Change	Change
	2010	2009	$	%
	$	$
Revenue
SunOpta Foods	247,547	217,336	30,211	13.9%
Opta Minerals	17,931	14,725	3,206	21.8%
SunOpta BioProcess	622	13	609	n/m

Total Revenue	266,100	232,074	34,026	14.7%

Gross Margin
SunOpta Foods	44,080	31,201	12,879	41.3%
Opta Minerals	4,594	2,460	2,134	86.7%
SunOpta BioProcess	221	(14)	235	n/m

Total Gross Margin	48,895	33,647	15,248	45.3%

Operating Income
SunOpta Foods	12,528	2,746	9,782	356.2%
Opta Minerals	1,713	(752)	2,465	327.8%
SunOpta BioProcess	(497)	(758)	261	34.4%
Corporate Services	(3,023)	(1,596)	(1,427)	(89.4%	)
Total Operating Income	10,721	(360)	11,081	n/m

Other expense (income), net	461	(186)	647	347.8%
Interest expense	3,121	2,871	250	8.7%
Provision for (recovery of) income tax	2,498	(1,066)	3,564	334.3%
Earnings (loss) for the period	4,641	(1,979)	6,620	334.5%

Earnings (loss) for the period attributable to non-controlling interests	28	(322)	350	108.9%
Earnings (loss) for the period attributable to SunOpta Inc.	4,613	(1,657)	6,270	378.4%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

Revenues for the first quarter of 2010 increased by 14.7% to $266,100 from $232,074 in the first quarter of 2009. Revenues in SunOpta Foods increased by 13.9% to $247,547, revenues in Opta Minerals increased by 21.8% to $17,931 and revenues in SunOpta BioProcess increased by $609 to $622. The increased revenue is due entirely to internal growth as there have been no acquisitions made in the last year. Internal growth includes the impact of foreign exchange movements and its effect on translation of foreign denominated revenue to U.S. dollars. The revenue growth experienced in the first quarter of 2010 includes the favourable impact of a stronger Canadian dollar and Euro on revenue generated in the Distribution Group and our European division of the International Sourcing and Trading Group. Excluding the positive impact of changes in foreign exchange, revenues increased 9.4% over the prior year.

Gross margins increased $15,248, or 45.3%, in the first quarter of 2010 to $48,895 from $33,647 during the same period in 2009. As a percentage of revenues, gross margin in the first quarter of 2010 was 18.4% compared to 14.5% in the first quarter of 2009, an increase of 3.9%. In the first quarter of 2010, we experienced increased gross margin in all of our operating segments. Within SunOpta Foods, higher volumes of fiber, fruit ingredient products, sunflower and consumer products, plant efficiencies, and favourable impact of foreign exchange on translation of foreign results all contributed to the increased gross margin. Also contributing to the increase in gross margin was a rebound in the steel and foundry markets for Opta Minerals and gross margin realized on an active supply contract in SunOpta BioProcess.

Warehouse and Distribution ("W&D") costs for the first quarter of 2010 were $6,029, an increase of $1,568, compared to $4,461 in the same period of 2009. These costs are solely related to the Distribution Group as warehousing and distribution costs for other groups are considered part of cost of goods sold. W&D costs as a percentage of Distribution Group revenues were 9.1% in 2010 compared to 7.9% in 2009. For further details see the Distribution Group analysis included within.

SUNOPTA INC.	27	April 3, 2010 10-Q

Selling, General and Administrative costs ("SG&A") including intangible asset amortization increased $5,331 to $33,614 in the first quarter of 2010 compared to $28,283 in the first quarter of 2009. The stronger Canadian dollar and Euro in the first quarter of 2010 led to a $3,522 increase in SG&A on Canadian and Euro borne costs. Additional SG&A costs of $2,551 relating to higher professional and related fees, compensation costs and non-cash stock compensation were offset by a $742 reduction in costs relating to severance and facility rationalizations that took place in the first quarter of 2009. As a percentage of revenues, SG&A costs were 12.8% in the first quarter of 2010 compared to 12.2% in 2009.

Foreign exchange gains were $1,469 in the first quarter of 2010 as compared to a loss of $1,263 in the comparable period in 2009. The increase is primarily due to favourable exchange rate movements for the Canadian dollar and the Euro relative to the U.S. dollar.

Operating income increased by $11,081 to $10,721 in the first quarter of 2010 compared to an operating loss of $360 in the first quarter of 2009 due to the factors noted above. Further details on revenue, gross margins and operating income variances are provided in the Segmented Operations Information provided below.

Other expense increased $647 in the quarter ended April 3, 2010 due to rationalization efforts that began in fiscal 2009 and continued into the first quarter of 2010. Included in the current period are $297 of severance, non-cash packaging inventory write-offs and other period costs expensed as incurred. In addition, a non-cash impairment charge of $164 was recorded to write-off certain long-lived assets in our Ingredients Group.

Interest expense was $3,121 during the first quarter of 2010 compared to $2,871 in first quarter of 2009, an increase of $250. Included in the first quarter of 2010 is approximately $350 of non-cash amortization related to capitalized deferred financing fees from the Fifth Amended and Restated Credit Agreement which was signed October 30, 2009. Excluding this amortization, interest expense was consistent with the first quarter of 2009.

Income tax provision for the quarter ended of 2010 was $2,498 compared to a recovery of income tax of $1,066 in the prior period, due to the higher consolidated earnings before tax in the current period. The expected annual effective income tax rate is between 34% and 36%.

Earnings attributable to non-controlling interest for the quarter ended April 3, 2010 were $28 compared to losses attributed of $322 in the first quarter of 2009. The $350 increase is due to higher net earnings in our less than wholly-owned subsidiaries.

Net earnings for the first quarter of 2010 were $4,613 as compared to a net loss of $1,657 in 2009, an increase of $6,270. Basic and diluted earnings per share was $0.07 for the first quarter of 2010 compared to a loss per share of $0.03 for the same period in 2009.

SUNOPTA INC.	28	April 3, 2010 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Foods:
	April 3,	March 31,
	2010	2009	Change	Change
	$	$	$	%
Revenue
Grains and Foods Group	78,845	74,339	4,506	6.1%
Ingredients Group	18,150	13,540	4,610	34.0%
Fruit Group	43,300	37,602	5,698	15.2%
International Sourcing and Trading Group	41,325	35,183	6,142	17.5%
Distribution Group	65,927	56,672	9,255	16.3%

SunOpta Foods Revenue	247,547	217,336	30,211	13.9%

Gross Margin
Grains and Foods Group	9,893	8,408	1,485	17.7%
Ingredients Group	6,066	2,679	3,387	126.4%
Fruit Group	6,032	3,267	2,765	84.6%
International Sourcing and Trading Group	5,548	2,946	2,602	88.3%
Distribution Group	16,541	13,901	2,640	19.0%

SunOpta Foods Gross Margin	44,080	31,201	12,879	41.3%
SunOpta Foods Gross Margin %	17.8%	14.4%	-	3.4%

Operating Income
Grains and Foods Group	5,016	3,935	1,081	27.5%
Ingredients Group	4,212	822	3,390	412.4%
Fruit Group	1,855	(1,157)	3,012	260.3%
International Sourcing and Trading Group	1,642	(1,172)	2,814	240.1%
Distribution Group	(197)	318	(515)	(161.9%	)

SunOpta Foods Operating Income	12,528	2,746	9,782	356.2%
SunOpta Foods Operating Income %	5.1%	1.3%	-	3.8%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

SunOpta Foods contributed $247,547 or 93.0% of consolidated revenue in the first quarter of 2010 compared to $217,336 or 93.6% of consolidated revenues in the first quarter of 2009, an increase of $30,211. The increased revenue is due entirely to internal growth as there have been no acquisitions made in the last year. The revenue growth experienced in the first quarter of 2010 includes the favourable impact of a stronger Canadian dollar and Euro on revenue generated in the Distribution Group and our European division of the International Sourcing and Trading Group. Excluding the positive impact of changes in foreign exchange, revenue in SunOpta Foods increased 8.3% over the prior year. In the first quarter of 2010, all operating groups within SunOpta Foods realized increased revenues, primarily as a result of increased volumes stemming from higher customer demand. Comparatively, in the first quarter of 2009 SunOpta Foods was impacted by a decline in demand as customers responded to the economic downturn with lower purchases.

Gross profit in SunOpta Foods increased $12,879 in the first quarter of 2010 to $44,080, or 17.8% of revenues, compared to $31,201, or 14.4% of revenues in the first quarter of 2009. Increased volumes of grains based products, fiber ingredients, fruit ingredients, and internationally sourced organic ingredients, coupled with efficiency improvements in many of our manufacturing facilities, and favourable foreign exchange movements all contributed to the higher gross margin and gross margin percentage.

Operating income in SunOpta Foods increased $9,782 in the first quarter of 2010 to $12,528, compared to $2,746 in the first quarter of 2009. Offsetting the increase in gross margin noted above was $4,162 higher combined SG&A and W&D expenses, of which $2,659 is due to the impact of the strengthened Canadian dollar and Euro in the first quarter of 2010 when translating foreign denominated expenses into U.S. dollars. The remaining increase in combined SG&A and W&D of $1,503 is due to higher professional fees, compensation and marketing costs across SunOpta Foods. In the first quarter of 2010 foreign exchange gains increased by $1,065 compared to the same period in 2009.

SUNOPTA INC.	29	April 3, 2010 10-Q

Further details on revenue, gross margins and operating income variances within SunOpta Foods are provided in the Segmented Operations Information that follows.

Grains and Foods Group	April 3, 2010	Mar 31, 2009	Change	% Change

Revenue	78,845	74,339	4,506	6.1%
Gross Margin	9,893	8,408	1,485	17.7%
Gross Margin %	12.5%	11.3%		1.2%

Operating Income	5,016	3,935	1,081	27.5%
Operating Income %	6.4%	5.3%		1.1%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

The SunOpta Grains and Foods Group contributed $78,845 in revenues in the quarter ended April 3, 2010 compared to $74,339 during the quarter ended March 31, 2009, a 6.1% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes	$
Revenue for the quarter ended March 31, 2009	74,339
Increased sunflower product sales as a result of higher demand in Europe and Mexico, for both bakery and in-shell kernel products, and the forward selling of 2009 crops into supply constrained markets	3,557
Higher volume of soybean and corn products, offset by lower organic grain and food ingredients volume, including specialty oils	3,277
Increase due to commencement of operations at our aseptic packaging facility in Modesto, California in the second quarter of 2009 partially offset by decline in customer demand for aseptic products from our Minnesota aseptic facility	854
Volume increase at our roasted grain operation as a result of the launch of our Sunrich Naturals brand roasted snack product	395
Loss of significant customer for extended shelf life soy milk products in the third quarter of 2009	(3,577)
Revenue for the quarter ended April 3, 2010	78,845

Gross margin in the Grains and Foods Group increased by $1,485 to $9,893 in the first quarter of 2010 compared to the first quarter of 2009, and the gross margin percentage increased by 1.2% to 12.5%. The increase in gross margin as a percentage of revenue is primarily due to a favourable shift in sales mix, as soymilk and alternative beverage sales as well as sunflower products have higher inherent margins than our grain based sales. The table below explains the increase in gross margin:

Grains and Foods Group Gross Margin Changes	$
Gross Margin for the quarter ended March 31, 2009	8,408
Increased volumes of in-shell and bakery kernel products combined with plant efficiencies as a result of the higher volumes	1,882
Pre-opening costs incurred in the first quarter of 2009 at our aseptic packaging facility in Modesto, California which became operational in the second quarter of 2009	1,000
Increased volumes in our roasted grain operation as a result of launch of Sunrich Naturals brand roasted product, and production efficiencies	111
Unfavourable impact related to our non-GMO and organic and organic grains based foods due to unfavourable pricing of specialty grains and crop quality, as well as inefficiencies at our vegetable oil refinery operation	(808)
Loss of significant customer for extended shelf life soy milk products in the third quarter of 2009	(700)
Gross Margin for the quarter ended April 3, 2010	9,893

SUNOPTA INC.	30	April 3, 2010 10-Q

Operating income increased by $1,081, or 27.5% to $5,016 in the quarter ended April 3, 2010 compared to $3,935 for the quarter ended March 31, 2009. The table below explains the increase in operating income:

Grains and Foods Group Operating Income Changes	$
Operating Income for the quarter ended March 31, 2009	3,935
Increase in gross margin, as explained above	1,485
Higher foreign exchange gains	124
Increase in SG&A costs due to higher professional fees related to various legal matters, and higher compensation costs as a result of increased headcount	(528)
Operating Income for the quarter ended April 3, 2010	5,016

Looking forward in 2010, we expect another year of strong revenue and improved operating margins in the Grains and Foods Group. Our west coast aseptic packaging facility has expanded our capacity to manufacture aseptic soy and alternate beverages including teas and broths. The international expansion of our soy base sales via strategic relationships for procurement of product is also expected to drive incremental sales volume. We also intend to focus our efforts on growing our IP grains business, expanding revenues from organic ingredients and continuing to focus on value-added product offerings. Our long-term expectation for this group is to achieve a segment operating margin of 6% to 8% which assumes we are able to secure consistent quantity and quality grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, volume decreases or loss of customers, or our inability to secure quality inputs or achieve our product mix or cost reduction goals could adversely impact our ability to meet these forward-looking expectations.

Ingredients Group	April 3, 2010	Mar 31, 2009	Change	% Change

Revenue	18,150	13,540	4,610	34.0%
Gross Margin	6,066	2,679	3,387	126.4%
Gross Margin %	33.4%	19.8%		13.6%

Operating Income	4,212	822	3,390	412.4%
Operating Income %	23.2%	6.1%		17.1%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

The Ingredients Group contributed revenues of $18,150 in the quarter ended April 3, 2010 as compared to $13,540 in the quarter ended March 31, 2009, a 34.0% increase. The table below explains the increase in revenue:

Ingredients Group Revenue Changes	$
Revenue for the quarter ended March 31, 2009	13,540
Increased oat and soy fiber volume due to higher customer demand	3,857
Increased volume and pricing in contract manufacturing	783
Increase in dairy blending volumes due to improved commodity prices in the dairy market	381
Decrease in starch and other blended products due to the partial sale of our product portfolio during the fourth quarter of 2009	(411)
Revenue for the quarter ended April 3, 2010	18,150

The Ingredients Group gross margin increased by $3,387 to $6,066 in the first quarter of 2010 compared to $2,679 in the first quarter of 2009. As a percentage of revenue, gross margin increased from 19.8% in the first quarter of 2009 to 33.4% in the first quarter of 2010. Higher fiber volumes, combined with lower raw material costs, improved pricing and continued process improvements implemented in our manufacturing facilities, led to increased gross margin and rates versus the first quarter of 2009. The table below explains the increase in gross margin:

SUNOPTA INC.	31	April 3, 2010 10-Q

Ingredients Group Gross Margin Changes	$
Gross Margin for the quarter ended March 31, 2009	2,679
Increase due to higher volumes of fiber, pricing on dairy and bran products, lower raw material costs and improved plant efficiencies via numerous internal process enhancements	2,709
Increased volume and pricing in contract manufacturing	427
Improved commodity pricing in the dairy market, offset by lower starch and other blended products due to the partial sale of our product portfolio during the fourth quarter of 2009	251
Gross Margin for the quarter ended April 3, 2010	6,066

Operating income in the Ingredients Group increased by $3,390 or 412.4% to $4,212 in the quarter ended April 3, 2010 compared to $822 in the quarter ended March 31, 2009. The table below explains the increase in operating income:

Ingredients Group Operating Income Changes	$
Operating Income for the quarter ended March 31, 2009	822
Increase in gross margin, as explained above	3,387
Increase in foreign exchange gains	52
Increase in compensation costs, offset by recovery of previously reserved uncollectible balances	(49)
Operating Income for the quarter ended April 3, 2010	4,212

Looking forward in 2010, the Ingredients Group to continue to operate at or above our long-term targeted operating income percentage of 12% to 15%. We will continue to concentrate on growing the Ingredients Group’s fiber portfolio and customer base through product innovation and diversification of both soluble and insoluble fiber applications. We will also continue to foster an environment of continuous improvement to help increase capacity utilization, reduce costs, and sustain margins. Contract manufacturing also continues to be an area of focus where acceptable margins can be realized. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs or our inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions could adversely impact our ability to meet these forward-looking expectations.

Fruit Group	April 3, 2010	Mar 31, 2009		Change	% Change

Revenue	43,300	37,602		5,698	15.2%
Gross Margin	6,032	3,267		2,765	84.6%
Gross Margin %	13.9%	8.7%			5.2%

Operating Income	1,855	(1,157)		3,012	260.3%
Operating Income %	4.3%	(3.1%	)		7.4%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

SUNOPTA INC.	32	April 3, 2010 10-Q

The Fruit Group contributed revenues of $43,300 in the quarter ended April 3, 2010 as compared to $37,602 in the quarter ended March 31, 2009, an increase of 15.2%, or $5,698. The table below explains the increase in revenue:

Fruit Group Revenue Changes	$
Revenue for the quarter ended March 31, 2009	37,602
Increased customer demand contributed to higher industrial volumes at our fruit ingredient operations in addition to increased selling prices	5,519
Higher volume in our brokerage division as a result of a promotion that ran in the first quarter of 2010	350
Decrease in frozen foods operations, mainly due to a decline in demand for industrial and food service offerings, offset by higher retail sales due to greater consumer demand and lower in-store pricing, and slightly higher volumes in the healthy fruit snacks operations	(171)
Revenue for the quarter ended April 3, 2010	43,300

Gross margins in the Fruit Group increased by $2,765 in the quarter ended April 3, 2010 to $6,032, or 13.9% of revenue, compared to margins of $3,267 or 8.7% of revenue in the quarter ended March 31, 2009. The gross margin rate increased by 5.2% from 8.7% in the first quarter of 2009 to 13.9% in the first quarter of 2010 due to improved pricing as well as production efficiencies at our fruit ingredient and frozen foods operations, and cost benefits realized from process improvement initiatives implemented in our healthy fruit snacks operations. The table below explains the increase in gross margin:

Fruit Group Gross Margin Changes	$
Gross Margin for the quarter ended March 31, 2009	3,267
Increase in industrial volume and a favourable shift in product mix at our fruit ingredient operations	1,380
Impact of process improvement initiatives and cost reductions implemented at our healthy fruit snacks operations in addition to modest volume increase	691
Plant efficiencies in our frozen foods operation from increased retail volumes and the elimination of fresh fruit processing at our manufacturing facility in Buena Park, California, offset by higher brokerage, storage and freight costs	601
Increase in brokerage operations due to higher volume	93
Gross Margin for the quarter ended April 3, 2010	6,032

Operating income in the Fruit Group increased by $3,012 to $1,855 in the quarter ended April 3, 2010 as compared to a loss of $1,157 in the quarter ended March 31, 2009. The table below explains the increase in operating income:

Fruit Group Operating Income Changes	$
Operating Income for the quarter ended March 31, 2009	(1,157)
Increase in gross margin, as explained above	2,765
Severance and related closure costs incurred in the first quarter of 2009 associated with the rationalization of a facility	545
Increase in foreign exchange gains	118
Increase in SG&A expenses due to marketing and consulting costs related to new product development and on-going professional fees related to the Vargas class action lawsuit	(416)
Operating Income for the quarter ended April 3, 2010	1,855

SUNOPTA INC.	33	April 3, 2010 10-Q

Looking forward in 2010, we expect continued improvement in margins and operating income in the Fruit Group through the continued growth of our Fruit ingredients and healthy fruit snacks operations, and from our rationalized frozen foods division. We remain customer focused and continue to explore new ways to bring value added product offerings to market, as well as to continue to improve plant efficiencies. A new aseptic packaging line in our fruit ingredient division is expected to increase capacity and drive incremental cost savings when completed in the third quarter of 2010. Long term we expect 6% to 8% operating margins from the Fruit Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences, inefficiencies in our manufacturing processes, or our inability to successfully implement the particular goals and strategies indicated above could have an adverse impact on these forward-looking expectations.

International Sourcing and Trading Group	April 3, 2010	Mar 31, 2009		Change	% Change

Revenue	41,325	35,183		6,142	17.5%
Gross Margin	5,548	2,946		2,602	88.3%
Gross Margin %	13.4%	8.4%			5.0%

Operating Income	1,642	(1,172)		2,814	240.1%
Operating Income %	4.0%	(3.3%	)		7.3%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

The International Sourcing and Trading Group contributed revenues of $41,325 in the quarter ended April 3, 2010 compared to $35,183 in the quarter ended March 31, 2009, an increase of $6,142, or 17.5%. The table below explains the increase in revenue:

International Sourcing and Trading Group Revenue Changes	$
Revenue for the quarter ended March 31, 2009	35,183
Increased volume of industrial products at SunOpta Global Organic Ingredients (“SGOI”) including tomato, orange and grape	2,683
Favourable foreign exchange impact on translation due to the strengthened Euro relative to the U.S. dollar	1,559
Increased shipments of private label product, primarily due to a large retail organic orange juice contract that began during the first quarter of 2009	1,434
Higher volume of organic cocoa, processed fruits and vegetables and nuts and conventional seeds at The Organic Corporation due to improved market conditions, offset by lower volumes of rice, oils and fats	466
Revenue for the quarter ended April 3, 2010	41,325

Gross margins in the International Sourcing and Trading Group increased $2,602 or 88.3% to $5,548 in the first quarter of 2010, compared to $2,946 in the first quarter of 2009. Gross margin rates increased by 5.0% from 8.4% in the first quarter of 2009 to 13.4% in the first quarter of 2010. The increase in margin rate was generated primarily by The Organic Corporation due to improved contract pricing on certain organic ingredients. The table below explains the increase in gross margin:

International Sourcing and Trading Gross Margin Changes	$
Gross Margin for the quarter ended March 31, 2009	2,946
Higher volume and improved contract pricing on nuts and dried fruit, organic cocoa, seeds and sweeteners at The Organic Corporation	1,888
Increased volumes of industrial and private label private label products at SGOI	358
Favourable impact of lower inventory levels on warehousing expenses, and sales of reserved for inventory items at improved margins versus previously anticipated realizable value	231
Impact on translation due to the strengthened Euro relative to the U.S. dollar	125
Gross Margin for the quarter ended April 3, 2010	5,548

SUNOPTA INC.	34	April 3, 2010 10-Q

Operating income increased by $2,814 for the International Sourcing and Trading Group or 240.1% to $1,642 in the first quarter of 2010 compared to an operating loss of $1,172 in the first quarter of 2009. The table below explains the increase in operating income:

International Sourcing and Trading Group Operating Income Changes	$
Operating Income for the quarter ended March 31, 2009	(1,172)
Increase in gross margin, as explained above	2,602
Increase in foreign exchange gains at The Organic Corporation due to favourable movements in foreign exchange relative to fixed rate forward contracts	470
Decrease in SG&A as a result of various cost saving initiatives initiated during 2009, offset by higher compensation expenses at The Organic Corporation and higher professional fees at SGOI related to various legal matters	178
Impact of translation due to the strengthened Euro relative to the U.S. dollar on SG&A expenses	(144)
Increase in corporate cost allocations	(292)
Operating Income for the quarter ended April 3, 2010	1,642

Looking forward in 2010, the International Sourcing and Trading Group remains focused on leveraging its sourcing and supply expertise to grow its portfolio of organic ingredients as well as expand its range of consumer product offerings. In the first quarter of 2010 we commenced realignment of our operations in both the U.S. and Europe in a synergistic effort to drive efficiencies and focus our expertise in specific offices. Long-term group operating margins are targeted at 4% - 5% of revenues which is expected to be achieved through a combination of sourcing, pricing and product development strategies. On an ongoing basis we will also look to forward and backward integrate where opportunities exist to expand our processing expertise and increase our value-added capabilities. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavourable fluctuations in foreign exchange, reduced demand for natural and organic ingredients and delayed synergies as well as our inability to realize our particular strategic expansion goals could have an adverse impact on these forward-looking expectations.

Distribution Group	April 3, 2010		Mar 31, 2009	Change	% Change

Revenue	65,927		56,672	9,255	16.3%
Gross Margin	16,541		13,901	2,640	19.0%
Gross Margin %	25.1%		24.5%		0.6%

Operating Income	(197)		318	(515)	(161.9%	)
Operating Income %	(0.3%	)	0.6%		(0.9%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

SUNOPTA INC.	35	April 3, 2010 10-Q

The Distribution Group contributed revenues of $65,927 in the quarter ended April 3, 2010, an increase of $9,255, or 16.3%. The table below explains the increase in revenue:

Distribution Group Revenue Changes	$
Revenue for the quarter ended March 31, 2009	56,672
Favourable translation impact of a strengthened Canadian dollar relative to the U.S. dollar	10,572
Increase in natural and organic grocery sales as a result of new product listings, higher demand due to improved economic conditions compared to the prior year, and new sales locations for our products	1,571
Lower shipments of distributed products in our natural health products operation due to decreased demand from large Canadian retailers, as well as lower volumes of branded sales on products that were re-launched in the third quarter of 2009 due to competitive pressures	(1,156)
Lower produce sales due as a result of the closure of a distribution centre in Toronto in the first quarter of 2010, as well as increased competition	(1,732)
Revenue for the quarter ended April 3, 2010	65,927

Gross margins in the Distribution Group increased by $2,640 or 19.0% to $16,541 in the first quarter of 2010 compared to $13,901 in the first quarter of 2009. As a percentage of revenues, gross margin was 25.1% in the first quarter of 2010 compared to 24.5% for the first quarter of 2009. Improved pricing of U.S. sourced products (due to the appreciation of the Canadian dollar) improved margin rates in the current quarter. The table below explains the increase in gross margin:

Distribution Group Gross Margin Changes	$
Gross Margin for the quarter ended March 31, 2009	13,901
Favourable translation impact of a strengthened Canadian dollar relative to the U.S. dollar	2,741
Increased grocery volumes, decreased spoilage and the increased purchasing power of the Canadian dollar on U.S. sourced products	1,168
Lower produce volumes due in part to the closure of the Toronto facility, offset slightly by increased purchasing power of the Canadian dollar on U.S. sourced produce	(543)
Lower volumes of distributed and branded natural health products as well as price declines in our branded products as a result of competitive pressures	(726)
Gross Margin for the quarter ended April 3, 2010	16,541

Operating income in the Distribution Group decreased by $515 to a loss of $197 for the quarter ended April 3, 2010 compared to operating income of $318 in the quarter ended March 31, 2009. The table below explains the decrease in operating income:

Distribution Group Operating Income Changes	$
Operating Income for the quarter ended March 31, 2009	318
Unfavourable translation impact of a strengthened Canadian dollar relative to the U.S. dollar on SG&A and W&D expenses	(2,515)
Increased compensation expense due to employee turnover (severance and recruitment costs) and increased headcount	(306)
Increased warehousing and freight costs associated with a one-time implementation of a new inventory management system implemented in our distribution centre in Toronto	(357)
Higher marketing and advertising spending to support branded initiatives in our natural health products operation	(279)
Increase in foreign exchange gains	302
Increase in gross margin, as explained above	2,640
Operating Income for the quarter ended April 3, 2010	(197)

SUNOPTA INC.	36	April 3, 2010 10-Q

On May 11, 2010, we announced the sale of the Canadian food distribution assets which form part of the Distribution Group. Following consummation of the sale, our natural health products division will remain as part of SunOpta. Looking forward we remain cautious that volumes and margins of our branded health products will return in 2010. Longer term we expect the re-launch of our brands to prove to be a worthy investment that will help sustain margins and market share in the competitive health product market. Long term segment operating margins are targeted at 5% - 7% of revenues which is expected to be achieved through a combination of a higher mix of branded product sales, increased marketing efforts and efficiency strategies. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Failure to execute a sale transaction for the Distribution Group, poor customer acceptance of re-launched branded products, or an inability to realize our strategies and goals indicated above could have an adverse impact on these forward-looking expectations.

Opta Minerals	April 3, 2010	Mar 31, 2009		Change	% Change

Revenue	17,931	14,725		3,206	21.8%
Gross Margin	4,594	2,460		2,134	86.7%
Gross Margin %	25.6%	16.7%			8.9%

Operating Income	1,713	(752)		2,465	327.8%
Operating Income %	9.6%	(5.1%	)		14.7%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

Opta Minerals contributed $17,931, or 6.7% of consolidated revenue for the quarter ended April 3, 2010 compared to $14,725 or 6.3% of the quarter ended March 31, 2009. The table below explains the increase in revenue:

Opta Minerals Revenue Changes	$
Revenue for the quarter ended March 31, 2009	14,725
Incremental sales from new production facilities located in Freeport, Texas and Tampa Bay, Florida which were not operational in the first quarter of 2009	684
Increased volume of mill and foundry products as a result of a global increase in demand for steel	1,325
Higher volume of abrasive products as a result of increased demand for abrasive slag in the Southern U.S.	1,197
Revenue for the quarter ended April 3, 2010	17,931

Gross margin increased by $2,134 to $4,594, or 25.6% of revenue in the quarter ended April 3, 2010 compared to $2,460, or 16.7% of revenue in the quarter ended March 31, 2009. The increase in gross margin as a percentage of revenue is due primarily to cost reduction measures undertaken by management of Opta Minerals during fiscal 2009. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes	$
Gross Margin for the quarter ended March 31, 2009	2,460
Incremental gross margin from new production facilities located in Freeport, Texas and Tampa Bay, Florida which were not operational in the first quarter of 2009	203
Increased volume of mill and foundry products and lower costs due to the cost reduction measures put into place during 2009	1,608
Higher volume of abrasive products and lower costs due to the cost reduction measures put into place during 2009	323
Gross Margin for the quarter ended April 3, 2010	4,594

SUNOPTA INC.	37	April 3, 2010 10-Q

Operating income for Opta Minerals increased by $2,465 to $1,713 in the quarter ended April 3, 2010 from a loss of $752 in the quarter ended March 31, 2009. The table below explains the increase in operating income:

Opta Minerals Operating Income Changes	$
Operating Income for the quarter ended March 31, 2009	(752)
Increase in gross margin, as explained above	2,134
Increase in foreign exchange gains	386
Lower SG&A costs as a result of the cost reduction measures put into place during fiscal 2009, offset by higher Canadian borne SG&A costs due to the strengthened Canadian dollar	(55)
Operating Income for the quarter ended April 3, 2010	1,713

Opta Minerals continues to develop and introduce new products into the marketplace, and is focused on leveraging the global platform that has been put in place to both drive these new products and improve efficiencies. Opta Minerals continues to expand in core North American and European markets and during 2009 restructured operations to address the economic downturn. As a result, we believe the Company is well positioned for future profitability as economic conditions improve. Opta Minerals is currently expanding abrasives processing operations in Texas and Florida to better serve the Southern U.S. markets. We own 66.4% of Opta Minerals and segment operating income is presented prior to minority interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdown in economic improvement, or delays in bringing new facilities completely online could have an adverse impact on these forward-looking expectations.

SunOpta BioProcess	April 3, 2010	Mar 31, 2009	Change	% Change

Revenue	622	13	609	n/m
Gross Margin	221	(14)	235	n/m
Gross Margin %	35.5%	(107.7% )

Operating Income	(497)	(758)	261	34.4%

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

SunOpta BioProcess contributed revenues of $622 in the first quarter of 2010 compared to $13 in the first quarter of 2009. The table below explains the increase in revenue:

SunOpta BioProcess Revenue Changes	$
Revenue for the quarter ended March 31, 2009	13
Increase in revenue recognized on open supply contract which was 15% complete at the end of the quarter	622
Decrease in on-site engineering consulting services	(13)
Revenue for the quarter ended April 3, 2010	622

Gross margin in SunOpta BioProcess was $221 in the first quarter of 2010 versus a loss of $14 in 2009. The table below explains the increase in gross margin:

SunOpta BioProcess Gross Margin Changes	$
Gross Margin for the quarter ended March 31, 2009	(14)
Gross margin recognized on open supply contract	221
Additional engineering hours incurred on commissioning of equipment in the prior year period	14
Gross Margin for the quarter ended April 3, 2010	221

SUNOPTA INC.	38	April 3, 2010 10-Q

Operating losses decreased by $261 to $497 for the first quarter of 2010 compared to the first quarter of 2009. The table below explains the increase in operating income:

SunOpta BioProcess Operating Income Changes	$
Operating Income for the quarter ended March 31, 2009	(758)
Increase in gross margin, as explained above	235
Foreign exchange gains	204
Increased allocation of SBI labour to open projects	23
Increase in corporate cost allocations	(17)
Increase in depreciation associated with pilot plant	(55)
Increase in research and development spending	(129)
Operating Income for the quarter ended April 3, 2010	(497)

SunOpta BioProcess continues to focus on building its business and technology portfolio and establishing strategic partnerships with companies in the energy, petrochemical and biomass sectors, while also seeking government support to further advance the commercialization of cellulosic ethanol. Interest in cellulosic ethanol continues to increase as many countries become more responsive to environmental concerns and desire to reduce their dependence on fossil fuels. The statements in this paragraph are forward-looking statements. See “Forward-looking Financial Information” above. A decline in demand for cellulosic ethanol, inability to establish strategic partnerships, and the repeal or modification of government programs could have an adverse impact on these forward-looking expectations.

Corporate Services	April 3, 2010	Mar 31, 2009	Change	% Change

Segment Operating Loss	(3,023)	(1,596)	(1,427)	(89.4%	)

(Segment Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

Operating costs at SunOpta Corporate Services increased by $1,427 to $3,023 in the first quarter of 2010, from costs of $1,596 in the first quarter of 2009. The table below explains the increase in operating loss:

Corporate Services Operating Income Changes	$
Operating Loss for the quarter ended March 31, 2009	(1,596)
Due to foreign exchange gains in 2010 versus loss in 2009	1,075
Increase in corporate management fees that are allocated to SunOpta operating groups	287
Increase in SG&A costs due to the strengthened Canadian dollar in the first quarter of 2010 on translating Canadian borne expenses into U.S. dollars	(863)
Increased professional fees primarily due to continuing legal costs related to the investigation into the 2007 restatement	(633)
Increase compensation costs due to higher bonus accruals and increased workers compensation expense	(622)
Higher stock compensation expense as a result of warrants that were issued pursuant to an advisory services agreement with a financial advisory firm, as well as consulting costs	(490)
Increase in other corporate overhead costs mainly due to higher IT related communication and hosting expenses	(181)
Operating Loss for the quarter ended April 3, 2010	(3,023)

SUNOPTA INC.	39	April 3, 2010 10-Q

Liquidity and Capital Resources (at April 3, 2010)

We obtain our short term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At April 3, 2010, we have availability under certain lines of credit of approximately $48,511 (December 31, 2009 - $69,817).

We have the following sources from which we can fund our operating cash requirements:

  Cash and cash equivalents (refer to note 11 of the consolidated financial statements).
  Available operating lines of credit.
  Cash flows generated from operating activities.
  Cash flows generated from exercise of options and warrants which may be in-the-money during the year.
  Additional long term financing.
  Sale of non-core divisions or certain assets.

In order to finance significant acquisitions that may arise in the future, we may need additional sources of cash which we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of securities in relation to an acquisition or a divestiture.

Included in cash and cash equivalents is $19,620 (2009 - $18,954) of cash relating to SunOpta BioProcess that was raised via a preferred share issuance in 2007. These funds are specific to SunOpta BioProcess and can only be used by SunOpta BioProcess, which will use these funds for working capital purposes, continued development of biomass conversion technologies and to build and operate commercial scale facilities for the conversion of cellulosic biomass to ethanol. The cash balance on hand is funding losses incurred since the preferred share issuance, as well as potential future losses of SunOpta BioProcess. Also included in cash and cash equivalents are funds of $1,856 (2009 - $781) that are specific to Opta Minerals. These funds cannot be used for general corporate purposes and can only be used within these entities.

We intend to maintain a target long term debt to equity ratio of approximately 0.30 - 0.50 to 1.00 versus the current position at April 3, 2010 of 0.36 to 1.00 (2009 - 0.37 to 1.00) and total debt ratio of 0.50 - 0.70 to 1.00 versus our current position of 0.72 to 1.00 (2009 - 0.65 to 1.00).

On May 11, 2010, we announced the sale of our Canadian food distribution assets for cash proceeds of approximately Cdn $68,000, less transaction and related closing costs of approximately $4,000. This transaction is expected to close in June, 2010. The Company will use proceeds from the sale to reduce its term loan facility and U.S. line of credit facility by approximately $8,000 and $51,000 respectively. This cash injection will improve our overall liquidity position by reducing total debt, as well as lowering interest costs related to our syndicated banking facilities.

Cash flows – Quarter Ended April 3, 2010 compared to Quarter Ended March 31, 2009

Net cash and cash equivalents increased by $1,617 during the first quarter of 2010 (first quarter of 2009 - decreased by $17,350) to $22,340 at April 3, 2010. The increase in cash and cash equivalents was primarily the result of net debt borrowings of $22,284, offset by $6,312 of cash used for capital expenditures and $14,335 of cash used in operating activities.

Operating activities used $14,335 of cash during the first quarter of 2010, compared to a use of $4,520 in the first quarter of 2009. The increase in cash used in operating activities in the first quarter of 2010 is due to an increase of $21,361 used to fund working capital, primarily due to higher accounts receivable and lower accounts payable and accrued liabilities. The Company normally uses cash to fund working capital during the first quarter of the fiscal year. Cash used by changes in accounts receivable was $17,407 higher in the first quarter of 2010 compared to the first quarter of 2009 due to a 15% increase in sales over the same period, and the extending of payment terms by some of our customers. We also used an additional $4,630 of cash for changes in accounts payable and accrued liabilities in the first quarter of 2010. Included in the additional cash spending was the payment of the Abener liability of approximately $1,900, as well as a decrease in days payables outstanding to our suppliers. Earnings for the first quarter of 2010, after adding back items not affecting cash, increased by $11,546 as compared to the first quarter of 2009. In addition to a $6,620 increase in earnings for the period, non-cash movements in deferred income taxes increased by $3,088 and we recognized higher stock-based compensation of $547, including the issuance of warrants of $441.

SUNOPTA INC.	40	April 3, 2010 10-Q

Investing activities used cash of $6,558 in the first quarter of 2010, compared to a use of $21,602 in the first quarter of 2009. Excluding SunOpta BioProcess’ investment of $16,500 of excess cash into short-term money market investments in the first quarter of 2009, investing activities used $1,456 additional cash in the first quarter of 2010, primarily due to higher capital expenditures of $1,724. Significant purchases of property, plant and equipment in the first quarter of 2010 include spending on our new aseptic packaging line at our fruit ingredient operation, a methane extraction project at our Cambridge oat fiber ingredient facility, and other plant-specific improvement projects and maintenance spending across the organization.

Financing activities generated cash of $22,303 in the first quarter of 2010 compared to $8,966 in the first quarter of 2009. Net borrowings on our line of credit facilities and long-term debt facilities increased by $13,585 in the first quarter of 2010, primarily to fund cash used in working capital as noted above.

SUNOPTA INC.	41	April 3, 2010 10-Q

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, we may invest in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported on the consolidated statements of operations and comprehensive income. As at April 3, 2010 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at April 3, 2010, the weighted average interest rate of the fixed rate term debt was 7.6% (2009 - 8.5%) and $82,408 (2009 - $83,449) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $3,585 (2009 - $3,740) at an interest rate of 5.8% (December 31, 2009 - 5.8%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates on variable rate term debt the Company’s after tax earnings would (decrease) increase by approximately $23 (2009 - $24).

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the U.S. dollar is also our reporting currency. The functional currency of all operations located in Canada is the Canadian dollar, except for SunOpta BioProcess and Opta Minerals, where the functional currency is the U.S. dollar. The functional currency of all operations located in Europe is the Euro. For these operations, all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the consolidated statements of operations while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in Accumulated Other Comprehensive Income within Shareholders’ Equity. The functional currency of the corporate head office is the U.S. dollar. For the Corporate office, transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange on the consolidated statements of operations.

We are exposed to foreign exchange rate fluctuations as the financial results of SunOpta and its Canadian and European subsidiaries are translated into U.S. dollars on consolidation. The Canadian dollar appreciated against the U.S. dollar in the first quarter of 2010, with closing rates moving from Cdn $1.0510 at December 31, 2009 to Cdn $1.0084 at April 3, 2010 for each U.S. dollar. The Euro depreciated against the U.S. dollar over the first quarter of 2010, with closing rates moving from $1.4316 at December 31, 2009 to $1.3557 at April 3, 2010. As a result of the appreciation of the Canadian dollar and the depreciation of the Euro against the U.S. dollar in the first quarter of 2010, we had a decrease of $1,388 (2009 - a decrease of $8,922) in net Canadian assets and an increase of €306 (2009 - decrease of €305) in net Euro. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar or Euro with all other variables held constant would result in an increase (decrease) in the fair value of our net assets by $8,761 (2009 - $7,453) for a Canadian dollar exchange movement and $2,176 (2009 - $1,940) for a Euro exchange movement.

SunOpta Foods’ operations based in the U.S. have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. The Canadian based subsidiaries have significant transaction exposure as their sales are predominantly in Canadian dollars while a substantial portion of their purchases are in U.S. dollars. The European operations are also exposed to various currencies as they purchase product from a wide variety of countries in several currencies and primarily sell into the European market.

We enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at April 3, 2010, resulting in a gain of $244 (2009 - loss of $36); which is included in foreign exchange on the consolidated statements of operations. In 2009, we began taking a more active role in an attempt to reduce exposure to foreign currency exchange rates by entering into forward foreign exchange contracts. The contracts entered into are primarily Canadian dollars and U.S. dollars as well as U.S. dollars and Euros. The net effect of all exchange based transactions including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions including the translation gains and losses related to our Corporate net monetary assets are recorded in foreign exchange on our consolidated statements of operations. For the quarter ended April 3, 2010, we recorded a gain of $1,469 (2009 - a loss of $1,263).

SUNOPTA INC.	42	April 3, 2010 10-Q

The functional currency of all operations, located in Canada, is the Canadian dollar. For these operations all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the Consolidated Statement of Earnings while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in the Currency Translation Adjustment account within Shareholders’ Equity. The functional currency of the corporate head office is the Canadian dollar. Transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange gains (losses) on the consolidated statement of operations. U.S. based SunOpta Foods’ operations have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. It is the Company’s intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

Commodity risk

SunOpta Foods enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain and certain other commodity transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers.

The Company has a risk of loss from hedge activity if a grower does not deliver as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At April 3, 2010 the Company owned 414 (2009 - 425,282) bushels of corn with a weighted average price of $3.34 (2009 - $4.02) and 689,350 (2009 - 577,041) bushels of soy beans with a weighted average price of $11.43 (2009 - $10.83). The Company has at April 3, 2010 net long positions on soy beans of 13,913 (2009 - 20,834) and a net long position on corn of 19,656 (2009 - 58,140) bushels. An increase/decrease in commodity prices of either soy or corn of 10% would result in an increase (decrease) in carrying value of these commodities by $23 (2009 - $46). In addition, the International Sourcing and Trading Group hedges the purchase of cocoa to minimize price fluctuations. Other than noted above, there are no futures contracts in the other SunOpta Foods segments, Opta Minerals, the BioProcess Group or related to Corporate office activities.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 3, 2010. Refer to “Management’s Report on Internal Control over Financial Reporting” as contained in Item 9A. Controls and Procedures in the Company’s Form 10-K for the fiscal year ended December 31, 2009 for management’s evaluation of disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

SunOpta’s management, with the participation of SunOpta’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in SunOpta’s internal control over financial reporting occurred during the first quarter of fiscal 2010. Based on that evaluation, management concluded that there were no changes in SunOpta’s internal control over financial reporting during the first quarter of 2010.

Item 4A. Controls and Procedures

Not applicable.

SUNOPTA INC.	43	April 3, 2010 10-Q

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings

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

On September 24, 2009, we announced that we entered into a tentative agreement to settle all claims raised in these proposed class action proceedings. In return for the dismissal of the class actions and releases from proposed class members of settled claims against us and other named defendants, the settlement agreement provides for a total cash contribution of $11,250,000 to a settlement fund, the adoption of certain governance enhancements to our Audit Committee charter and Internal Audit Charter and the adoption of an enhanced information technology conversion policy. The settlement fund has been entirely funded by our insurers. The settlement is conditional upon the courts’ approval and subject to our option to terminate it in the event valid opt-outs by proposed class members exceed a pre-agreed threshold. Based on information available to us, we have determined that the number of claim members electing to opt out of the settlement will not cause the Company to terminate the settlement agreement, and we intend to request final court approval of the settlement.

The Ontario Superior Court and U.S. District Court have each granted preliminary approval of the settlement agreement and, for the purposes of the settlement only, have certified the lawsuits as class actions. The courts have scheduled hearings on May 3, 2010 (Canada) and May 17, 2010 (U.S.) to determine whether they will grant final approval of the proposed settlement agreement. The Canadian hearing was held as scheduled on May 3, 2010 and the presiding judge has requested time to review the final order, which he expects to be completed in advance of the U.S. hearing on May 17, 2010. Class members have until June 11, 2010 to file claims related to the proposed settlement.

In the event the proposed settlement agreement is not approved by the courts, the settlement agreement will be void and our intention is to vigorously defend these actions. Given the current status of the class actions, it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

SEC Investigation

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

SUNOPTA INC.	44	April 3, 2010 10-Q

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

Vargas Class Action

In September 2008, a single plaintiff and a former employee filed a wage and hour dispute against Fruit Group, Inc., as a class action alleging various violations of California’s labor laws. On July 16, 2009, the parties attended mediation in San Francisco, and no settlement was reached. A second mediation was held on January 15, 2010. A tentative settlement of all claims was reached at mediation, subject to agreement on final terms of the settlement, including a plan of distribution, including reversion features in our favour in the event claimants do not come forward with claims, and approval of the settlement by the court. The parties are in the process of finalizing details related to the settlement and will then present the final settlement to the court for approval. As a result of the tentative settlement, we have accrued a liability of $1,200,000 in our financial statements for the period ending December 31, 2009.

Colorado Sun Oil Processors dispute

Colorado Mills LLC (“Colorado Mills”) and Sunrich LLC, a wholly-owned subsidiary of the Company, organized a joint venture in 2008 to construct and operate a vegetable oil refinery next to Colorado Mills’ sunflower seed crush plant located in Lamar, Colorado. During the relationship, disputes arose between the parties concerning management of the joint venture, record-keeping practices, certain unauthorized expenses incurred on behalf of the joint venture by Colorado Mills, procurement of crude oil by Sunrich from Colorado Mills for processing at the joint venture refinery, and the contract price of crude oil offered for sale under the joint venture agreement.

The parties initiated a dispute resolution process as set forth in the joint venture agreement, which Colorado Mills aborted prematurely through the initiation of suit in Colorado State Court. Subsequent to the filing of that suit, and after expiration of a contractual standstill period, Sunrich initiated suit against Colorado Mills in federal court in Colorado to compel arbitration. Sunrich has also moved to dismiss the premature state court action filed by Colorado Mills. That motion is pending. No discovery has yet been taken or exchanged in either lawsuit. Management cannot conclude whether the prospect of an unfavourable outcome in this matter is probable, or estimate the loss, if any, that might arise from an unfavourable outcome. Accordingly, no accrual has been made at this time for this contingency.

In addition, various claims and potential claims arising in the normal course of business are pending against us, and by us with third parties. Management believes the final determination of these claims or potential claims will not materially affect our financial position or results.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading “Risk Factors” in Item 1A of that report. There have been no material changes to the previously-reported Risk Factors as of the date of this quarterly report. All of such previously-reported Risk Factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of the Company. The following disclosures provide updates to the previously-reported Risk Factors.

Failure to complete the sale of the Company’s Canadian food distribution assets to UNFI could negatively impact the Company’s share price and the future business and financial results of the Company.

Completion of the sale of the Company’s Canadian food distribution assets to UNFI is conditioned upon, among other things, certain customary closing conditions. The asset purchase agreement also contains certain termination rights held by the Company and UNFI. If for any reason the Company is unable to complete the sale transaction, the Company would be subject to a number of risks, including the following:

  the Company would not realize the anticipated benefits of the proposed sale transaction, including the potential gain on the sale of the assets, the use of the sale proceeds to reduce the Company’s outstanding debt obligations, taking steps toward focusing on the Company’s core food manufacturing platform, and strengthening the Company’s balance sheet;

  the Company will incur and will remain liable for significant transaction costs, including legal, accounting, financial advisory, filing, printing and other costs relating to the sale transaction, and could be liable for breach of any of its representations, warranties and covenants and for certain indemnity obligations under the purchase agreement, whether or not it is completed;

SUNOPTA INC.	45	April 3, 2010 10-Q

  the diversion of the Company’s management team’s time and attention away from day-to-day operations could have an adverse effect on the financial condition and operating results of the Company;

  the Company could lose otherwise attractive business opportunities due to restrictions contained in the asset purchase agreement;

  the business of the Distribution Group may be harmed to the extent that customers, suppliers and others believe that the Canadian food distribution business cannot effectively compete in the marketplace without the sale transaction or otherwise remain uncertain about the Canadian food distribution business;

  the trading price of the Company’s common shares may decline to the extent that the current market prices reflect a market assumption that the sale transaction will be completed.

The occurrence of any of these events, individually or in combination, could have an adverse effect on the business, financial condition and results of operations of the Company or the trading price of Company common shares.

The asset purchase agreement with UNFI limits the ability of the Company to pursue alternatives to the transaction with UNFI, which could deter a third party from proposing an alternative transaction to the UNFI transaction.

The asset purchase agreement contains terms and conditions that make it a breach of the agreement for the Company to enter into an alternative transaction to the UNFI transaction. These non-solicitation provisions impose restrictions on the Company that limit the Company’s ability to discuss, facilitate or commit to competing third party proposals to acquire all or any part of the Canadian food distribution assets, the Drive Organic assets, or the securities of Drive Organic. As a consequence, the Company could be required to forego other proposals from third parties, any of which could be on more favorable terms than the UNFI transaction, or risk breaching the asset purchase agreement, which could result in liability for the Company, either of which could have an adverse effect Company’s business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On February 5, 2010, the Company issued a Warrant to Purchase Common Shares to a financial advisor in connection with an Advisory Services Agreement (the “Warrant”). The warrant was issued in connection with services to be performed under the Advisory Services Agreement and did not involve any public offering, general advertising or solicitation. Under the terms of the Warrant, upon exercise the warrant holder is entitled to purchase up to 250,000 common shares at an exercise price of $3.25. The Warrant may be exercised at any time on or before February 5, 2015. No consideration was received by the Company upon issuance of the Warrant. Based on certain facts and representations by the financial advisor, the Warrant was issued in reliance upon a claimed exemption from registration under the Securities Act of 1993, as amended, pursuant to the provisions of Regulation S promulgated under such Act.

(b) Not applicable.

(c) Not applicable.

SUNOPTA INC.	46	April 3, 2010 10-Q

Item 5. Exhibits

(a)	Exhibits -

	31.1	Certification by Steven Bromley, President and Chief Executive Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

	31.2	Certification by Eric Davis, Vice President and Chief Financial Officer pursuant to Rule 13(a)–14(a) under the Exchange Act. **

	32	Certifications by Steven Bromley, President and Chief Executive Officer and Eric Davis, Vice President and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350. **

______________
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

/s/ Eric Davis
Date May 13, 2010
by Eric Davis
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	47	April 3, 2010 10-Q