Form 10-Q
period 2010-07-03
SunOpta Inc.
filed 2010-08-12
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

The number of shares of the registrant’s common stock outstanding as of August 3, 2010 was 65,228,631.

SUNOPTA INC.	1	July 3, 2010 10-Q

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended July 3, 2010
TABLE OF CONTENTS

All financial information is expressed in United States Dollars. The closing rate of exchange on August 3, 2010 was CDN $1 = U.S. $0.9767.

SUNOPTA INC.	2	July 3, 2010 10-Q

Forward-Looking Statements

This quarterly report of SunOpta Inc. (the “Company”) for the quarterly period ended July 3, 2010 contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate,” “estimate,” “intend,” “project,” “potential,” “continue,” “believe,” “expect,” “could,” “would,” “should,” “might,” “plan,” “will,” “may,” the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to proposed operational consolidation, reduction of non-core assets and operations, business strategies, plant and production capacities, revenue generation potential and anticipated construction costs, competitive strengths, goals, capital expenditure plans, business and operational growth and expansion plans, anticipated operating margins and operating income increases, gains or losses associated with business transactions, cost reductions, rationalization and improved efficiency initiatives, proposed new product offerings, and references to the future growth of the business and global markets for the Company’s products. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments as well as other factors that we believe are appropriate in the circumstance.

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

  the recent disruption in the overall economy and financial markets;
  restrictions in our credit agreement about how we may operate our business;
  our ability or inability to refinance our term debt when it becomes due;
  we may require additional capital to maintain current growth rates, which may not be available on favourable terms or at all;
  consumer preferences for natural and organic food products are difficult to predict and may change;
  we operate in a highly competitive industry;
  an interruption at one of our manufacturing facilities;
  the loss of service of our key management;
  the management of our supply chain;
  volatility in the prices of raw materials and energy;
  climate change legislation;
  impairment charges in goodwill or other intangible assets;
  technological innovation by our competitors;
  our ability to protect our intellectual property and proprietary rights;
  substantial environmental regulation and policies to which we are subject;
  significant food and health regulations to which SunOpta Foods is subject;
  agricultural policies that influence our operations;
  product liability suits that may be brought against our Company;
  the commercial scale viability of SunOpta BioProcess team explosion technology;
  construction or operational delays within SunOpta BioProcess;
  the repeal or modification of government statutes and programs that could affect the sales and profitability of SunOpta BioProcess;
  failure of future growth in ethanol demand;
  financial exposure related to bonding and guarantees to which we are subject;
  loss of a key customer;
  fluctuations in exchange rates, interest rates and certain commodities;
  our ability to effectively manage our growth and integrate acquired companies;
  adverse weather conditions;
  the volatility of our operating results and share price;
  the achievement of business forecasts;
  construction or installation delays of new equipment; and
  labour issues.
SUNOPTA INC.	3	July 3, 2010 10-Q

Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

SUNOPTA INC.	4	July 3, 2010 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Financial Statements

SunOpta Inc.

For the quarter and two quarters ended July 3, 2010 and June 30, 2009

(Unaudited)

SUNOPTA INC.	5	July 3, 2010 10-Q

SunOpta Inc.
Consolidated Statements of Operations
For the quarter ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	July 3,	June 30,
	2010	2009
	$	$

Revenues	235,939	216,099

Cost of goods sold	197,351	187,748

Gross profit	38,588	28,351

Warehousing and distribution expenses	1,122	974
Selling, general and administrative expenses	24,764	22,364
Intangible asset amortization	1,144	1,085
Other (income) expense, net (note 11)	(65)	116
Foreign exchange gain	(193)	(672)

Earnings from continuing operations before the following	11,816	4,484

Interest expense, net	2,618	3,470

Earnings from continuing operations before income taxes	9,198	1,014

Provision for income taxes	1,895	388

Earnings from continuing operations for the period	7,303	626

Discontinued operations (note 2)
(Loss) earnings from discontinued operations, net of taxes	(460)	920
Gain on sale of discontinued operations, net of taxes	13,809	-

Earnings from discontinued operations	13,349	920

Earnings for period	20,652	1,546

Earnings (loss) for the period attributable to non-controlling interests	186	(234)

Earnings for the period attributable to SunOpta Inc.	20,466	1,780

Earnings per share for the period – basic (note 5)
-from continuing operations	0.11	0.01
-from discontinued operations	0.21	0.02
	0.32	0.03

Earnings per share for the period – diluted (note 5)
-from continuing operations	0.11	0.01
-from discontinued operations	0.20	0.02
	0.31	0.03

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	July 3, 2010 10-Q

SunOpta Inc.
Consolidated Statements of Operations
For the two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Two quarters	Two quarters
	ended July 3,	ended June 30,
	2010	2009
	$	$

Revenues	453,310	407,416

Cost of goods sold	377,953	354,892

Gross profit	75,357	52,524

Warehousing and distribution expenses	2,192	1,998
Selling, general and administrative expenses	51,556	44,744
Intangible asset amortization	2,319	2,283
Other expense (income), net (note 11)	250	(72)
Foreign exchange (gain) loss	(1,499)	501

Earnings from continuing operations before the following	20,539	3,070

Interest expense, net	5,739	6,341

Earnings (loss) from continuing operations before income taxes	14,800	(3,271)

Provision for (recovery of) income taxes	3,930	(1,061)

Earnings (loss) from continuing operations for the period	10,870	(2,210)

Discontinued operations (note 2)
Earnings from discontinued operations, net of taxes	614	1,777
Gain on sale of discontinued operations, net of taxes	13,809	-

Earnings from discontinued operations	14,423	1,777

Earnings (loss) for the period	25,293	(433)

Earnings (loss) for the period attributable to non-controlling interests	214	(556)

Earnings for the period attributable to SunOpta Inc.	25,079	123

Earnings (loss) per share for the period – basic (note 5)
-from continuing operations	0.16	(0.03)
-from discontinued operations	0.22	0.03
	0.38	0.00

Earnings (loss) per share for the period – diluted (note 5)
-from continuing operations	0.16	(0.03)
-from discontinued operations	0.22	0.03
	0.38	0.00

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	July 3, 2010 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the quarter ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	July 3,	June 30,
	2010	2009
	$	$

Earnings from continuing operations for the period	7,303	626
Earnings from discontinued operations, net of taxes	13,349	920
	20,652	1,546

Currency translation adjustment	(4,855)	6,946
Change in fair value of interest rate swap, net of tax	20	271

Other comprehensive (loss) earnings for the period, net of tax	(4,835)	7,217

Comprehensive earnings for the period	15,817	8,763

Comprehensive earnings (loss) for the period attributable to non-controlling interests	(258)	51

Comprehensive earnings for the period attributable to SunOpta Inc.	16,075	8,712

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	July 3, 2010 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Two quarters	Two quarters
	ended July 3,	ended June 30,
	2010	2009
	$	$

Earnings (loss) from continuing operations for the period	10,870	(2,210)
Earnings from the discontinued operations, net of taxes	14,423	1,777
	25,293	(433)

Currency translation adjustment	(4,165)	2,410
Change in fair value of interest rate swap, net of tax	140	320

Other comprehensive (loss) earnings for the period, net of taxes	(4,025)	2,730

Comprehensive earnings for the period	21,268	2,297

Comprehensive loss for the period attributable to non-controlling interests	(457)	(570)

Comprehensive earnings for the period attributable to SunOpta Inc.	21,725	2,867

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	July 3, 2010 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at July 3, 2010 and December 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	July 3,	December 31,
	2010 $	2009 $
		(see note 2)
Assets

Current assets
Cash and cash equivalents (note 12)	38,355	20,706
Accounts receivable	99,684	78,790
Inventories (note 3)	146,599	157,547
Prepaid expenses and other current assets	9,079	10,100
Current income taxes recoverable	-	442
Deferred income taxes	5,172	5,457
Current assets held for sale (note 2)	-	36,774
	298,889	309,816

Property, plant and equipment	106,379	106,066
Goodwill	30,491	31,431
Intangible assets	50,718	55,541
Deferred income taxes	10,758	14,734
Other assets	3,539	2,876
Non-current assets held for sale (note 2)	-	30,826

	500,774	551,290
Liabilities

Current liabilities
Bank indebtedness (note 6)	26,085	63,481
Accounts payable and accrued liabilities	80,938	88,401
Customer and other deposits	1,215	1,413
Incomes taxes payable	1,079	-
Other current liabilities	1,914	1,566
Current portion of long-term debt (note 7)	63,723	52,455
Current portion of long-term liabilities	-	683
Current liabilities held for sale (note 2)	-	17,904
	174,954	225,903

Long-term debt (note 7)	17,908	34,734
Long-term liabilities	2,611	2,760
Deferred income taxes	13,010	12,708
Non-current liabilities held for sale (note 2)	-	487
	208,483	276,592

Preferred shares of a subsidiary company	28,387	28,187

Equity
SunOpta Inc. shareholders’ equity
Capital stock (note 4)	179,218	178,694
65,170,331 common shares (December 31, 2009 – 64,982,968)
Additional paid in capital (note 4)	11,064	7,934
Retained earnings	59,225	34,146
Accumulated other comprehensive income	953	12,079
	250,460	232,853
Non-controlling interest	13,444	13,658
Total equity	263,904	246,511

	500,774	551,290

Commitments and contingencies (note 9)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	July 3, 2010 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	income (loss)	interest	Total
	$	$	$	$	$	$

Balance at December 31, 2009	178,694	7,934	34,146	12,079	13,658	246,511

Employee share purchase plan and compensation grants	427	-	-	-	-	427
Exercise of options	97	(12)	-	-	-	85
Issuance of warrants (note 4)	-	2,163	-	-	-	2,163
Stock based compensation	-	979	-	-	-	979
Earnings from continuing operations for the period	-	-	10,656	-	214	10,870
Earnings from discontinued operations, net of income taxes, for the period	-	-	14,423	(7,772)	-	6,651
Currency translation adjustment	-	-	-	(3,447)	(718)	(4,165)
Non-controlling interest contributions	-	-	-	-	243	243
Change in fair value of interest rate swap, net of tax	-	-	-	93	47	140

Balance at July 3, 2010	179,218	11,064	59,225	953	13,444	263,904

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	income (loss)	interest	Total
	$	$	$	$	$	$

Balance at December 31, 2008	177,858	6,778	40,909	1,266	15,102	241,913

Employee share purchase plan and compensation grants	412	-	-	-	-	412
Stock based compensation	-	685	-	-	-	685
Earnings (loss) from continuing operations for the period	-	-	(1,654)	-	(556)	(2,210)
Earnings from discontinued operations, net of income tax, for the period	-	-	1,777	-	-	1,777
Non-controlling interest contributions	-	-	-	-	96	96
Currency translation adjustment	-	-	-	2,531	(121)	2,410
Change in fair value of interest rate swap, net of tax	-	-	-	213	107	320

Balance at June 30, 2009	178,270	7,463	41,032	4,010	14,628	245,403

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	11	July 3, 2010 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flow
For the quarter ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	July 3,	June 30,
	2010	2009
	$	$

Cash provided by (used in)

Operating activities
Earnings for the period attributable to SunOpta Inc.	20,652	1,546
Earnings from discontinued operations	13,349	920
Earnings from continuing operations	7,303	626

Items not affecting cash
Amortization	4,003	4,390
Unrealized (gain) loss on foreign exchange	(326)	291
Deferred income taxes	-	2,378
Other	909	165
Changes in non-cash working capital (note 8)	4,728	3,107
Net cash flows from operating activities – continuing operations	16,617	10,957
Net cash flows from operating activities – discontinued operations	(607)	518

	16,010	11,475
Investing activities
Increase in short-term investments	-	15,000
Purchases of property, plant and equipment, net	(3,266)	(4,103)
Payment of deferred purchase consideration	(221)	(1,000)
Purchase of patents, trademarks and other intangible assets	(585)	(138)
Other	(131)	(2,282)
Net cash flows from investing activities – continuing operations	(4,203)	7,477
Net cash flows from investing activities – discontinued operations	65,794	(152)

	61,591	7,325
Financing activities
Decrease in line of credit facilities	(58,182)	(2,756)
Borrowings under long-term debt	247	-
Proceeds from the issuance of common shares	305	214
Repayment of long-term debt	(3,067)	(2,510)
Other	(55)	(8)

Net cash flows from financing activities – continuing operations	(60,752)	(5,060)
Net cash flows from financing activities – discontinued operations	-	-
	(60,752)	(5,060)

Foreign exchange (loss) gain on cash held in a foreign currency	(834)	447

Increase in cash and cash equivalents during the period	16,015	14,187

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	-	(169)
Less: Balance included at end of period	-	(197)

Cash and cash equivalents – beginning of the period	22,340	7,574

Cash and cash equivalents – end of the period	38,355	21,395

Supplemental cash flow information (notes 8 and 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	12	July 3, 2010 10-Q

SunOpta Inc.
Condensed Consolidated Statements of Cash Flow
For the two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Two quarters	Two quarters
	ended July 3,	ended June 30,
	2010	2009
	$	$

Cash provided by (used in)

Operating activities
Earnings (loss) for the period	25,293	(433)
Earnings from discontinued operations	14,423	1,777
Earnings (loss) from continuing operations	10,870	(2,210)

Items not affecting cash
Amortization	8,418	8,689
Unrealized gain on foreign exchange	(1,418)	(234)
Deferred income taxes	1,125	485
Other	660	(1,020)
Changes in non-cash working capital (note 8)	(18,033)	1,623
Net cash flows from operating activities – continuing operations	1,622	7,333
Net cash flows from operating activities – discontinued operations	53	(378)

	1,675	6,955
Investing activities
Increase in short-term investments	-	(1,500)
Purchases of property, plant and equipment, net	(9,417)	(8,618)
Payment of deferred purchase consideration	(721)	(1,500)
Purchase of patents, trademarks and other intangible assets	(627)	(202)
Other	165	(2,232)
Net cash flows from investing activities – continuing operations	(10,600)	(14,052)
Net cash flows from investing activities – discontinued operations	65,633	(225)

	55,033	(14,277)
Financing activities
(Decrease) increase in line of credit facilities	(34,796)	9,246
Borrowings under long-term debt	247	716
Proceeds from the issuance of common shares	512	412
Repayment of long-term debt	(4,169)	(6,529)
Other	(243)	61

Net cash flows from financing activities – continuing operations	(38,449)	3,906
Net cash flows from financing activities – discontinued operations	-	-
	(38,449)	3,906

Foreign exchange (loss) gain on cash held in a foreign currency	(627)	253

Increase (decrease) in cash and cash equivalents during the period	17,632	(3,163)

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	17	800
Less: Balance included at end of period	-	(197)

Cash and cash equivalents – beginning of the period	20,706	23,955

Cash and cash equivalents – end of the period	38,355	21,395

Supplemental cash flow information (notes 8 and 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	13	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1.         Basis of presentation, fiscal year-end and new accounting pronouncements

Basis of presentation

The interim consolidated financial statements of SunOpta Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and two quarters ended July 3, 2010 are not necessarily indicative of the results that may be expected for the full year ending January 1, 2011 or for any other period. For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2009.

The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ended December 31, 2009, except for the effects of the sale of the Canadian Food Distribution business, as outlined in note 2. Intercompany accounts and transactions have been eliminated on consolidation.

Fiscal year-end

On March 9, 2010, the Board of Directors of the Company approved a change to the Company’s fiscal year period from a fiscal year ending on December 31 to a floating year-end on the Saturday closest to December 31, based on a 52 week calendar, wherein every fiscal quarter is comprised of 13 weeks or 91 days. This change is effective for fiscal 2010, resulting in a year-end of January 1, 2011 and the quarterly periods for fiscal 2010 ending on April 3, July 3 and October 2. The fiscal year of Opta Minerals Inc. (“Opta Minerals”), which is 66.4% owned by the Company, ends on December 31, 2010, and its quarterly periods for fiscal 2010 end on March 31, June 30 and September 30. The consolidated statements of operations, cash flows and balance sheets for the Company in the quarter and the two quarters ended July 3 2010 include the results of Opta Minerals through June 30, 2010.

New accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 810 (formerly Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”). This accounting standard is a revision to a previous FASB Interpretation and changes how a reporting entity evaluates whether an entity is a variable interest entity (“VIE”) and which entity is considered the primary beneficiary of a VIE and is therefore required to consolidate the VIE. This accounting standard will also require continuous reassessments of which party within the VIE is considered the primary beneficiary. ASC 810 became effective January 1, 2010. As a result of adopting this standard, the Company reassessed its investments and did not change its position as the primary beneficiary of its VIE's.

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

SUNOPTA INC.	14	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.         Divestiture of Canadian food distribution business

On May 10, 2010, the Company entered into an agreement to sell its Canadian Food Distribution assets to UNFI Canada Inc., a wholly-owned subsidiary of United Natural Foods Inc. The transaction closed on June 11, 2010 for cash consideration of Cdn $68,000 (U.S. - $65,809). The net proceeds are subject to post closing adjustments, in accordance with the asset purchase agreement, which are expected to be finalized within the next 12 months. The assets and liabilities of the Canadian Food Distribution business have been reclassified as assets and liabilities held for sale on the Company’s consolidated balance sheet as at December 31, 2009.

The following is a summary of the transaction:

Cash consideration	$65,809
Transaction and related costs	(4,937)
Net proceeds	60,872
Net assets sold	(51,655)
Accumulated other comprehensive income related to assets sold	7,772
Pre-tax gain on sale	16,989
Provision for income taxes	(3,180)
Gain on sale of discontinued operations	$13,809

The gain on sale of discontinued operations has been recorded in discontinued operations on the consolidated statements of operations.

The operating results of the Canadian Food Distribution business are included within earnings (loss) from discontinued operations, net of income tax, on the consolidated statements of operations. The summary comparative financial results of discontinued operations were as follows:

	Quarter ended		Two quarters ended
	July 3, 2010	June 30, 2009	July 3, 2010	June 30, 2009
	$	$	$	$

Revenues	34,130	41,626	82,859	82,383

Earnings before taxes from discontinued operations up to the date of sale	631	1,349	2,168	2,605
Costs allocated to discontinued operations as a result of sale	(1,289)	-	(1,289)	-
(Loss) earnings from operations of discontinued operations before taxes	(658)	1,349	879	2,605
(Recovery of) provision for income taxes	(198)	429	265	828
	(460)	920	614	1,777

SUNOPTA INC.	15	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.         Divestiture of Canadian food distribution business, continued

The assets and liabilities classified as held for sale were as follows:

December 31, 2009
$
Cash and cash equivalents	17
Accounts receivable	15,451
Inventories	20,593
Prepaid expenses and other current assets	713
Current assets held for sale	36,774

Property, plant and equipment	7,196
Goodwill	18,286
Intangible assets	5,344
Non-current assets held for sale	30,826

Accounts payable and accrued liabilities	17,852
Customer and other deposits	23
Current portion of long-term liabilities	29
Current liabilities held for sale	17,904

Long-term liabilities	487
Non-current liabilities held for sale	487

The assets sold were part of the former Distribution Group segment (see note 10).

3.         Inventories

	July 3,	December 31,
	2010	2009
	$	$

Raw materials and work-in-process	62,639	66,058
Finished goods	78,043	87,497
Company-owned grain	11,202	13,791
Inventory reserve	(5,285)	(9,799)
	146,599	157,547

SUNOPTA INC.	16	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

4.         Capital stock

(a)        Capital Stock
Transactions involving capital stock in the quarter ended July 3, 2010 and June 30, 2009 and the two quarters ended July 3, 2010 and June 30, 2009, were as follows:

	Quarter ended		Quarter ended
	July 3, 2010		June 30, 2009
	Number	Amount	Number	Amount

Balance, beginning of period	65,065,907	178,901	64,692,661	178,056
Common shares exercised by employees and directors	49,480	97	-	-
Common shares issued as part of the Company’s employee stock purchase plan	54,944	220	153,899	214
Balance, end of period	65,170,331	179,218	64,846,560	178,270

	Two quarters ended		Two quarters ended
	July 3, 2010		June 30, 2009
	Number	Amount	Number	Amount

Balance, beginning of period	64,982,968	178,694	64,493,320	177,858
Common shares exercised by employees and directors	49,480	97	-	-
Common shares issued as part of the Company’s employee stock purchase plan	135,383	427	350,740	412
Common shares issued to the Company’s Chief Executive Officer as part of an award granted February 8, 2007	2,500	-	2,500	-
Balance, end of period	65,170,331	179,218	64,846,560	178,270

(b)        Warrants
On February 5, 2010 (the “First Tranche”), and June 11, 2010 (the “Second Tranche”), the Company issued warrants pursuant to an Advisory Services Agreement. A fair value of $441 and $1,722, respectively, was assigned to these warrants, using the Black-Scholes option pricing model, and these amounts were expensed in full during the quarter of issuance with the offset recorded as an increase to additional paid in capital. The Second Tranche of warrants was issued following the consummation of the sale of the Canadian food distribution business (see note 2) and the cost was included as part of the gain on sale of discontinued operations. Inputs used in the Black-Scholes option pricing model for the warrants were as follows:

	First Tranche	Second Tranche
	February 5, 2010	June 11, 2010

Number of warrants issued	250,000	600,000
Exercise price	$3.25	$5.11
Expected volatility	72.0%	72.1%
Risk-free interest rate	2.5%	2.06%
Dividend yield	0.%	0%
Expected life (in years)	5	5

SUNOPTA INC.	17	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

4.        Capital stock, continued

The fair value of the warrants is based on estimates of the number of warrants that management expects to vest, which was estimated to be 100% of the granted amounts.

(c)        Options
There were 664,000 options granted to employees and directors in the two quarters ended July 3, 2010 (June 30, 2009 – 1,078,000). The inputs used in the Black-Scholes model to determine the fair value of the options granted were as follows:

	Two quarters ended	Two quarters ended
	July 3, 2010	June 30, 2009

Number of options issued	664,000	1,078,000
Exercise price	$4.45	$0.91 - $1.92
Expected volatility	68.2%	70.6%
Risk-free interest rate	2.29%	2.00%
Dividend yield	0%	0%
Expected life (in years)	6	6

The weighted average fair value of the options granted during the two quarters ended July 3, 2010 amounted to $2.78 (June 30, 2009 - $1.05) .The fair value of the options is based on estimates of the number of options that management expects to vest, which was estimated to be 85% of the granted amounts.

SUNOPTA INC.	18	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

5.         Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	Quarter ended		Two quarters ended
	July 3, 2010	June 30, 2009	July 3, 2010	June 30, 2009
	$	$	$	$

Earnings (loss) from continuing operations for the period attributable to SunOpta Inc.	7,117	860	10,656	(1,654)
Earnings from discontinued operations, net of income taxes	13,349	920	14,423	1,777
Earnings for the period attributable to SunOpta Inc.	20,466	1,780	25,079	123

Weighted average number of shares used in basic earnings per share	65,033,526	64,736,632	65,049,223	64,637,674
Dilutive potential of the following:
Employee/director stock options	677,828	115,184	591,555	104,226
Warrants	74,904	-	55,730	-

Diluted weighted average number of shares outstanding	65,786,258	64,851,816	65,696,508	64,741,900

Earnings (loss) per share – basic
From continuing operations	0.11	0.01	0.16	(0.03)
From discontinued operations	0.21	0.02	0.22	0.03
	0.32	0.03	0.38	0.00
Earnings (loss) per share – diluted
From continuing operations	0.11	0.01	0.16	(0.03)
From discontinued operations	0.20	0.02	0.22	0.03
	0.31	0.03	0.38	0.00

For the quarter ended July 3, 2010, options to purchase 1,243,150 (June 30, 2009 – 1,970,875) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect. For the two quarters ended July 3, 2010, options to purchase 1,907,950 (June 30, 2009 – 1,970,875) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

6.        Bank indebtedness

	July 3,	December 31,
	2010	2009
	$	$

Canadian line of credit facility (a)	-	-
U.S. line of credit facility (b)	-	44,130
Opta Minerals Canadian line of credit facility (c)	4,565	3,355
TOC line of credit facilities (d)	21,520	15,996

	26,085	63,481

SUNOPTA INC.	19	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.         Bank indebtedness, continued

(a)        Canadian Line of Credit Facility:

The Company has a Canadian line of credit of Cdn $20,000 (U.S. - $18,825). As at July 3, 2010, $nil (2009 - $nil) of this facility was utilized, and there were no amounts committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios. At July 3, 2010, the interest rate on this facility was 5.00% (June 30, 2009 – 7.50%), calculated as Canadian prime plus a premium of 2.50%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of the Company’s Canadian business as defined in the Credit Agreement. At July 3, 2010, the borrowing base supported draws to $11,314. At July 3, 2010, 0.87% of undrawn balances on this facility are charged to the Company as standby fees, based on the Credit Agreement.

(b)        U.S. Line of Credit Facility:

The Company has a U.S. line of credit of $80,000. As at July 3, 2010, $2,375 (2009 - $45,754) of this facility was utilized, representing $2,375 (2009 - $1,624) committed through letters of credit. Cash proceeds from the sale of the Canadian Food Distribution Assets (see note 2), were used to repay the outstanding balance. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios. At July 3, 2010, the weighted average interest rate on this facility was 3.85% based on LIBOR plus a premium of 3.50%. The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories of the Company’s U.S. business as defined in the Credit Agreement. At July 3, 2010, the borrowing base supported draws to $61,669, however, as a result of the long-term debt repayment (note 7(a)) on July 16, 2010, this availability increased by $8,239. At July 3, 2010, 0.87% of undrawn balances on this facility are charged to the Company as standby fees based on the Credit Agreement.

The above line of credit facilities as well as certain long-term debt balances (see note 7) are collateralized by a first priority security interest against substantially all of the Company’s assets in Canada, the United States and Mexico, excluding the assets of Opta Minerals, SunOpta BioProcess and The Organic Corporation.

The Company has certain financial covenants that it is measured against quarterly. See note 7 for a discussion of the Company’s compliance with respect to these covenants.

(c)        Opta Minerals Canadian Line of Credit Facility:

Opta Minerals has a line of credit facility of Cdn $15,000 (U.S. - $14,119). At June 30, 2010, Cdn $5,951 (U.S. - $5,676) (2009 - Cdn $4,686 (U.S. - $4,459)) of this facility has been utilized, including letters of credit in the amount of Cdn $1,165 (U.S. - $1,111) (2009 - Cdn $1,160 (U.S. - $1,104)). Interest on borrowings under this facility accrues at the borrower's option based on various reference rates including prime, U.S. dollar base rate, bankers' acceptances or LIBOR plus a margin based on certain financial ratios of the Company. At June 30, 2010, the weighted average interest rate on this facility was 6.17% (2009 – 7.50%).

Opta Minerals’ line of credit facility, along with its unused portion of the revolving acquisition facility (note 7(c)), is subject to annual extensions, and were extended on July 15, 2010 to August 16, 2011.

SUNOPTA INC.	20	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.         Bank indebtedness, continued

(d)        TOC Line of Credit Facilities:

The Organic Corporation (“TOC”) has a line of credit facility of €30,000 (U.S. - $37,650). At July 3, 2010, €19,545 (U.S. - $24,529) (2009 - €12,746 (U.S. - $18,247) of this facility had been utilized, including letters of credit in the amount of €3,359 (U.S. - $4,215) (2009 - €2,119 (U.S. - $3,034)). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. LIBOR and Euro LIBOR plus a premium of 1.85%. At July 3, 2010, the weighted average interest rate on this facility was 2.36%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of TOC and its subsidiaries. At July 3, 2010, the borrowing base securing this facility supported draws to €21,586 (U.S. - $27,090) (2009 - €17,019 (U.S. - $24,364)).

A less-than-wholly owned subsidiary of TOC has two line of credit facilities with availability of $1,347 (2009 - $1,394) which are fully guaranteed by TOC. As at July 3, 2010, $1,206 (2009 - $783) of these facilities had been used. Interest on borrowings under these facilities accrues at either a base rate of 0.4% plus a premium of 6.00%, or a fixed rate of 9.75%. At July 3, 2010, the weighted average interest rate on these facilities was 8.4% (2009 – 8.6%) and TOC is in compliance with all requirements under this facility.

7.         Long-term debt

	July 3,	December 31,
	2010	2009
	$	$

Syndicated Lending Agreement:	45,000	45,000
Term loan facility (a)

Other Long-Term Debt:
Opta Minerals term loan facility (b)	8,006	8,830
Opta Minerals revolving acquisition facility (c)	11,623	12,362
Subordinated debt to former shareholders of TOC (d)	4,334	4,944
Promissory notes (e)	12,156	15,504
Other long-term debt (f)	369	380
Term loan payables (g)	46	52
Capital lease obligations (h)	97	117
	81,631	87,189
Less: Current portion	63,723	52,455
	17,908	34,734

Details of the Company’s long-term debt are as follows:

(a)        Term loan facility:

The term loan facility balance at both July 3, 2010 and June 30, 2009 was $45,000 (2009 - $45,000). The entire loan principal is due December 20, 2010 and, at that time, is renewable at the option of the lender and the Company. Interest on the term loan facility is payable at a fixed rate of 6.44% plus a margin of up to 360 basis points based on certain financial ratios of the Company. As at July 3, 2010, the interest rate was 9.24% (2009 - 9.74%) . As a result of the sale of the Canadian Food Distribution assets (see note 2), $11,284 was repaid on July 16, 2010 in accordance with the terms of the loan agreement.

SUNOPTA INC.	21	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.          Long-term debt, continued

The term loan facility, and the U.S. line of credit facility (see note 6), are collateralized by a first priority security interest against substantially all of the Company’s assets in Canada, the United States and Mexico, excluding the assets of Opta Minerals, SunOpta BioProcess and TOC.

(b)        Opta Minerals Term Loan Facility:

The term loan facility has a maximum available borrowing amount of Cdn $8,393 (U.S. - $8,006). This facility matures on August 30, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of Cdn $312 (U.S. - $298). At June 30, 2010, the term loan facility was fully drawn (2009 - Cdn $9,280 (U.S. - $8,830)). At June 30, 2010, the weighted average interest rate on this facility was 7.59% (2009 – 7.50%).

(c)        Opta Minerals Revolving Acquisition Facility:

The revolving acquisition facility has a maximum available borrowing amount of Cdn $14,043 (U.S. - $13,395) to finance future acquisitions and capital expenditures. Principal is payable quarterly equal to 1/40 of the drawdown amount. Any remaining outstanding principal under this facility is due upon maturity. The facility is revolving for one year, with a five year term out option. The outstanding balance on the revolving acquisition facility at June 30, 2010 was Cdn $12,348 (U.S. - $11,623) (2009 - Cdn $12,992 (U.S. - $12,362)). At June 30, 2010, the weighted average interest rate on this facility was 7.21% (2009 - 6.99%).

The Opta Minerals’ credit facilities described above are collateralized by a first priority security interest against substantially all of the Opta Minerals assets in both Canada and the United States.

Opta Minerals entered into a cash flow hedge in 2007. The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (U.S. - $16,190) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The estimated fair value of the interest rate swap at June 30, 2010 was a loss of $1,187 (2009 - loss of $1,387). The incremental gain in fair value of $140 (net of income taxes of $60) has been recorded in other comprehensive loss for the period. The fair value liability is included in long-term liabilities on the consolidated balance sheets.

(d)        Subordinated debt to former shareholders of TOC:

In conjunction with the acquisition of TOC on April 2, 2008, its former shareholders provided a subordinated loan to TOC in the amount of €3,000 (U.S. - $3,765). The loan bears interest at 7% payable to the former shareholders on a semi-annual basis. The subordinated loan, as well as €453 (U.S. - $569) previously loaned to TOC, is repayable in full on March 31, 2011.

(e)        Promissory Notes:

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions. As consideration in the acquisition of TOC, the Company issued a total of €9,000 (U.S. - $11,295) in promissory notes which are secured by a pledge of the common shares of TOC. Of the €9,000 (U.S. - $11,295) issued, €1,000 (U.S. - $1,436) was paid in cash on April 5, 2010, with the remaining €8,000 (U.S. - $10,040) due March 31, 2011. Due to TOC’s opening balance sheet not meeting pre-determined working capital targets, and an undisclosed liability that existed prior to the Company’s April 2, 2008 acquisition, €528 (U.S. - $663) of the promissory notes due March 31, 2011 will not be paid.

In addition, $2,780 remains owing to various former shareholders at a weighted average interest of 4.9%. Of the $12,156 in total promissory notes, $11,602 are due in the next 12 months, with the remaining balances due in varying installments through 2012.

SUNOPTA INC.	22	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.         Long-term debt, continued

(f)        Other long-term debt:

A less-than-wholly owned subsidiary of TOC has a maximum borrowing amount of 6,500 Ethiopia Birr (“ETB”) (U.S. - $453). The outstanding balance at July 3, 2010, was $369 (2009 - $380). At July 3, 2010, the weighted average interest rate on borrowed funds was 10.3% (2009 - 10.1%).

(g)        Term Loans Payable:

Term loans payable bear a weighted average interest rate of 5.3% (2009 – 4.9%) due in varying installments through 2013 with principal payments of $13 due in the next 12 months.

(h)        Capital Lease Obligations:

Capital lease obligations are due in monthly payments, with a weighted average interest rate of 7.0% (2009 – 6.9%).

The long-term debt and capital leases described above have required repayment terms in the next five years ending July 3, as follows:

2011	63,723
2012	3,504
2013	2,973
2014	2,744
2015	2,737
Thereafter	5,950
81,631

At July 3, 2010, the Company was in compliance with its financial covenants, which relate to the Canadian line of credit facility, the U.S. line of credit facility (see notes 6(a) and (b)), as well as the term loan facilities. In addition, Opta Minerals was in compliance with its financial covenants which relate to the Canadian Line of Credit Facility (see note 6(c)), as well as the term loan facility and revolving acquisition facility.

8.         Supplemental cash flow information

	Quarter ended		Two quarters ended
	July 3, 2010	June 30, 2009	July 3, 2010	June 30, 2009
	$	$	$	$

Changes in non-cash working capital:
Accounts receivable	(1,886)	(2,655)	(22,341)	(7,550)
Inventories	6,271	(3,331)	9,404	6,102
Income tax recoverable	1,117	(812)	1,521	(698)
Prepaid expenses and other current assets	(87)	(1,512)	428	(1,935)
Accounts payable and accrued liabilities	2,050	13,284	(6,846)	6,198
Customer and other deposits	(2,737)	(1,867)	(199)	(494)
	4,728	3,107	(18,033)	1,623
Cash paid (received) for:
Interest	2,074	3,206	4,638	5,849
Income taxes	212	622	1,029	285

SUNOPTA INC.	23	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.         Commitments and contingencies

(a)        Securities class action lawsuits

The Company and certain officers (one of whom is a director) and a former director were named as defendants in proposed class action lawsuits in the United States District Court for the Southern District of New York and Ontario Superior Court of Justice (collectively, the “courts”) on behalf of shareholders who acquired securities of the Company from February 23, 2007 to January 27, 2008, inclusive. Cleugh’s Frozen Foods, Inc. and Pacific Fruit Processors, Inc. (each of which are now part of the merged subsidiary, SunOpta Fruit Group, Inc.) and Organic Ingredients, Inc. (which is now known as SunOpta Global Organic Ingredients, Inc.), were also named as defendant in the U.S. action.

On September 24, 2009 the Company announced that it entered into a tentative agreement to settle all claims raised in these class action proceedings. In return for the dismissal of the class actions and releases from proposed class members of settled claims against the Company and other named defendants, the settlement agreement provided for a total cash contribution of $11,250 to a settlement fund, the adoption of certain governance enhancements to the Company’s Audit Committee charter and Internal Audit Charter and the adoption of an enhanced information technology conversion policy. The settlement has been entirely funded by the Company’s insurers.

The settlement has been approved by the United States District Court for the Southern District of New York and Ontario Superior Court of Justice and the terms of the settlement have become effective, including the dismissal of the U.S. and Ontario class actions and releases of settled claims against the Company and other named defendants.

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

(c)        Vargas Class Action

In September 2008, a single plaintiff and a former employee filed a wage and hour dispute, against SunOpta Fruit Group, Inc., as a class action alleging various violations of California’s labour laws (the “Vargas Class Action”). A tentative settlement of all claims was reached at mediation on January 15, 2010 and the parties executed a settlement agreement resolving all claims of the class. The terms of the proposed settlement are scheduled to be reviewed by the court for preliminary approval on August 19, 2010. As a result of the tentative settlement, the Company accrued a liability of $1,200 as at December 31, 2009.

(d)        Colorado Sun Oil Processors, LLC dispute

Colorado Mills LLC (“Colorado Mills”) and Sunrich LLC, a wholly-owned subsidiary of the Company, organized a joint venture in 2008 to construct and operate a vegetable oil refinery next to Colorado Mills’ sunflower seed crush plant located in Lamar, Colorado. During the relationship, disputes have arisen between the parties concerning management of the joint venture, record-keeping practices, certain unauthorized expenses incurred on behalf of the joint venture by Colorado Mills, procurement of crude oil by Sunrich from Colorado Mills for processing at the joint venture refinery, and the contract price of crude oil offered for sale under the joint venture agreement.

SUNOPTA INC.	24	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.        Commitments and contingencies, continued

The parties initiated a dispute resolution process as set forth in the joint venture agreement, which Colorado Mills aborted prematurely through the initiation of suit in Colorado State Court. Subsequent to the filing of that suit, Colorado Mills acted with an outside creditor of the joint venture to put the joint venture into involuntary bankruptcy. The involuntary bankruptcy has been opposed by Sunrich. After a preliminary hearing on Sunrich’s motion to dismiss the involuntary bankruptcy, the bankruptcy court has scheduled the matter for a final evidentiary hearing on October 21 and 22, 2010. The joint venture remains deadlocked and has been ordered dissolved, pursuant to the parties’ Joint Venture Agreement, by the Colorado State Court. No discovery has yet been taken or exchanged in either lawsuit. Management cannot conclude whether the prospect of an unfavourable outcome in this matter is probable, or estimate the loss, if any, that might arise from an unfavourable outcome. Accordingly, no accrual has been made at this time for this contingency.

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

10.        Segmented information

The Company operates in three industries divided into seven operating segments:

(a) SunOpta Foods sources, processes, packages, markets and distributes a wide range of natural, organic and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food and natural health products. There are four operating segments within SunOpta Foods:

i)	Grains and Foods Group is focused on vertically integrated sourcing, processing, packaging and marketing of grains, grain-based ingredients and packaged products;
ii)

Ingredients Group is focused primarily on insoluble oat and soy fiber products and works closely with its customers to identify product formulation, cost and productivity opportunities aimed at transforming raw materials into value-added food ingredient solutions;

iii)

Fruit Group consists of berry processing and fruit ingredient operations that process natural and organic frozen fruits and vegetables into bulk, ingredients and packaged formats for the food service, private label retail and industrial ingredient markets. The group also includes the healthy fruit snacks operations which produce natural and organic fruit snacks; and

iv)

International Foods Group comprises non-U.S. based operations which source raw material ingredients, as well as trade organic commodities and provides natural and organic food solutions to major global food manufacturers, distributors and supermarket chains with a variety of industrial and private label retail products. In addition, this group manufactures, packages and distributes retail natural health products primarily in the Canadian marketplace.

(b) Opta Minerals processes, distributes and recycles silica-free loose abrasives, roofing granules, industrial minerals and specialty sands for the foundry, steel, roofing shingles and bridge and ship-cleaning industries.

(c) SunOpta BioProcess provides a wide range of research and development and engineering services and owns a number of patents on its proprietary steam explosion pretreatment technology and downstream processes. It designs and subcontracts the manufacture of these systems, which are used for processing biomass for use in the biofuel, paper, food and other industries.

(d) Corporate Services provide a variety of management, financial, information technology, treasury and administration services to the operating segments from the head office in Ontario, Canada, and information and shared services offices in Minnesota, U.S.A.

SUNOPTA INC.	25	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.        Segmented information, continued

Effective July 3, 2010, the former SunOpta Distribution Group was eliminated as an operating segment due to the sale of the Canadian food distribution assets (see note 2). In addition, the Company merged its natural health products division with the former International Sourcing and Trading Group to create a new operating segment called the International Foods Group. This realignment of operating segments effectively merges our international operations into one reporting group. The segmented information for the quarter and two quarters ended June 30, 2009 have been updated to reflect the current year’s segment presentation.

The Company’s assets, operations and employees are principally located in the United States, Canada, Europe, Mexico, China and Africa. Revenues are allocated to the United States, Canada and Europe and other external markets based on the location of the customer. Other expense (income) net, interest expense, net, and provision for (recovery of) income taxes are not allocated to the segments.

The following segmented information relates to each of the Company’s segments for the quarter ended July 3, 2010.

	Quarter ended July 3, 2010
	SunOpta Foods $	Opta Minerals $	SunOpta BioProcess $	Corporate Services $	Consolidated $
External revenues by market: United States Canada Europe and other	151,261 23,727 37,756	13,789 4,372 2,980	9 - 2,045	- - -	165,059 28,099 42,781
Total revenues from external customers	212,744	21,141	2,054	-	235,939
Segment earnings (loss) from continuing operations before the following:	12,817	1,719	(326)	(2,459)	11,751
Other income, net Interest expense, net Provision for income taxes					(65) 2,618 1,895
Earnings from continuing operations for the period
					7,303

SunOpta Foods has the following segmented reporting for the quarter ended July 3, 2010:

	Quarter ended July 3, 2010
	Grains and Foods Group $	Ingredients Group $	Fruit Group $	International Foods Group $	SunOpta Foods $
External revenues by market: United States Canada Europe and other	73,182 2,963 15,943	14,695 2,075 878	40,445 785 122	22,939 17,904 20,813	151,261 23,727 37,756
Total revenues from external customers	92,088	17,648	41,352	61,656	212,744
Segment earnings (loss) from continuing operations	7,188	3,006	1,305	1,318	12,817

SUNOPTA INC.	26	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.         Segmented information, continued

The following information relates to each of the Company’s segments for the quarter ended June 30, 2009.

	Quarter ended June 30, 2009
	SunOpta Foods $	Opta Minerals $	SunOpta BioProcess $	Corporate Services $	Consolidated $
External revenues by market: United States Canada Europe and other	110,945 24,404 66,291	9,140 3,175 2,025	89 - 30	- - -	120,174 27,579 68,346
Total revenues from external customers	201,640	14,340	119	-	216,099
Segment earnings (loss) from continuing operations before the following:	6,847	(109)	(837)	(1,301)	4,600
Other expense, net Interest expense, net Provision for income taxes					116 3,470 388
Earnings from continuing operations for the period					626

SunOpta Foods has the following segmented reporting for the quarter ended June 30, 2009:

	Quarter ended June 30, 2009
	Grains and Foods Group $	Ingredients Group $	Fruit Group $	International Foods Group $	SunOpta Foods $
External revenues by market: United States Canada Europe and other	41,930 3,503 44,284	13,344 1,772 1,097	38,181 1,385 293	17,490 17,744 20,617	110,945 24,404 66,291
Total revenues from external customers	89,717	16,213	39,859	55,851	201,640
Segment earnings (loss) from continuing operations	5,213	1,890	623	(879)	6,847

SUNOPTA INC.	27	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.         Segmented information, continued

The following information relates to each of the Company’s segments for the two quarters ended July 3, 2010.

	Two quarters ended July 3, 2010
	SunOpta Foods $	Opta Minerals $	SunOpta BioProcess $	Corporate Services $	Consolidated $
External revenues by market: United States Canada Europe and other	288,296 45,117 78,149	25,799 7,522 5,751	9 - 2,667	- - -	314,104 52,639 86,567
Total revenues from external customers	411,562	39,072	2,676	-	453,310
Segment earnings (loss) from continuing operations before the following:	24,215	3,432	(823)	(6,035)	20,789
Other expense, net Interest expense, net Provision for income taxes					250 5,739 3,930
Earnings from continuing operations for the period					10,870

SunOpta Foods has the following segmented reporting for the two quarters ended July 3, 2010:

	Two quarters ended July 3, 2010
	Grains and Foods Group $	Ingredients Group $	Fruit Group $	International Foods Group $	SunOpta Foods $
External revenues by market: United States Canada Europe and other	135,742 4,102 31,089	30,022 3,954 1,822	82,321 2,070 261	40,211 34,991 44,977	288,296 45,117 78,149
Total revenues from external customers	170,933	35,798	84,652	120,179	411,562
Segment earnings from continuing operations	12,204	7,218	3,160	1,633	24,215

SUNOPTA INC.	28	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.         Segmented information, continued

The following information relates to each of the Company’s segments for the two quarters ended June 30, 2009.

	Two quarters ended June 30, 2009
	SunOpta Foods $	Opta Minerals $	SunOpta BioProcess $	Corporate Services $	Consolidated $
External revenues by market: United States Canada Europe and other	222,828 46,998 108,393	18,822 6,168 4,075	102 - 30	- - -	241,752 53,166 112,498
Total revenues from external customers	378,219	29,065	132	-	407,416
Segment earnings (loss) from continuing operations before the following:	8,764	(861)	(1,594)	(3,311)	2,998
Other income, net Interest expense, net Recovery of income taxes					(72) 6,341 (1,061)
Loss from continuing operations for the period					(2,210)

SunOpta Foods has the following segmented reporting for the two quarters ended June 30, 2009:

	Two quarters ended June 30, 2009
	Grains and Foods Group $	Ingredients Group $	Fruit Group $	International Foods Group $	SunOpta Foods $
External revenues by market: United States Canada Europe and other	98,764 5,947 59,345	24,211 3,592 1,950	71,505 2,853 3,103	28,348 34,606 43,995	222,828 46,998 108,393
Total revenues from external customers	164,056	29,753	77,461	106,949	378,219
Segment earnings (loss) from continuing operations	9,148	2,712	(534)	(2,562)	8,764

SUNOPTA INC.	29	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.         Other expense (income), net

		Quarter ended		Two quarters ended
		July 3, 2010	June 30, 2009	July 3, 2010	June 30, 2009
		$	$	$	$

(a)	Rationalizations	1,044	-	1,196	-
(b)	Gain on investment and equity losses	(1,109)	-	(1,109)	-
(c)	Impairment charges	-	-	139	-
(d)	Other	-	116	24	(72)
		(65)	116	250	(72)

(a)        Rationalizations

During the fourth quarter of 2009, the Company approved the decision to permanently close a distribution center in Toronto, Canada, consolidate manufacturing facilities from British Columbia, Canada to Omak, Washington, and cease processing of fresh fruit at a leased facility in Buena Park, California. In the second quarter of 2010, the Company approved a rationalization plan at a distribution facility in Acton, Ontario, Canada to reduce selling and administrative costs in response to market conditions, and the sale of the Canadian food distribution assets.

The Company closed the distribution center in Toronto, Canada in the first quarter of 2010. In addition, the consolidation of the British Columbia manufacturing facility is expected to be completed in the third quarter, and additional severance, property, plant and equipment dismantling, moving and installation costs are expected to be incurred. Future costs will be recorded as incurred. The Company also ceased production of fresh fruit processing at a leased facility in Buena Park, California, during the fourth quarter of 2009 and incurred costs to move assets to another facility during the first quarter of 2010. The Company also plans to exit packaging at this facility and relocate to an improved site during the first quarter of 2011.

A summary of the expected total costs, and costs incurred to date included in other expense with respect to each of the rationalizations, is included below:

	Costs recognized in 2009 $	Costs recognized in the two quarters ended July 3, 2010 $	Further costs expected to be Recognized in 2010 $	Total Expected Rationalization Costs $
Toronto, Canada closure British Columbia, Canada consolidation California, cease fresh processing Acton, Canada rationalization	348 287 1,016 -	- 496 64 636	- 116 - -	348 899 1,080 636
	1,651	1,196	116	2,963

Costs recognized in other expense in the two quarters ended July 3, 2010 include $865 for severance and $64 of period costs to transfer property, plant and equipment to another location, and $267 of other closure costs recorded as incurred.

Of the costs incurred in the two quarters ended July 3, 2010, $560 related to the Fruit Group and $636 related to the International Foods Group.

As at July 3, 2010, there were $636 in accrued severance related to rationalization activities.

SUNOPTA INC.	30	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.         Other expense (income), net, continued

(b)        Gain on investment and equity losses

During the second quarter of 2010, SunOpta BioProcess’ interest in the integrated xylitol production technology that was developed with its partner, Sweet Diabetic Delight Foods, Inc., doing business as Xylitol Canada (“XC”), was exchanged with XC in return for 50% of the entity. Concurrent with this transaction, the shares of XC were sold to Chudleigh Ventures Inc (“CVI”), a capital pool company listed on TSX Venture Exchange, and additional capital was raised in CVI through a private placement. Following these transactions, SunOpta BioProcess retained common shares in CVI representing approximately 31.4% of the outstanding capital. As a result of the dilution in ownership in CVI, SunOpta BioProcess recorded a non-taxable dilution gain of $1,242. SunOpta BioProcess accounts for its investment in CVI under the equity method.

Offsetting this gain is SunOpta BioProcess’ share of losses on its investment in CVI of $133 during the quarter and two quarters ended July 3, 2010.

(c)        Impairment charges

In the first quarter of 2010, the Company incurred a non-cash impairment charge of $139 for the write-off of long-lived assets within the SunOpta Ingredients Group.

12.         Cash and cash equivalents

Included in cash and cash equivalents is $19,175 (2009 - $19,735) in funds that cannot be utilized by the Company for general corporate purposes, and are maintained in separate bank accounts of the legal entities.

SunOpta BioProcess has $17,974 (2009 - $18,954) of cash, which is specific to SunOpta BioProcess.

Also included in cash and cash equivalents is $1,201 (2009 - $781) that is specific to Opta Minerals.

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

SUNOPTA INC.	31	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

13.         Derivative financial instruments and fair value measurement, continued

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

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of July 3, 2010:

		Fair Value
		Asset (Liability)	Level 1	Level 2
		$	$	$
(a)	Commodity futures and forward contracts
	Unrealized short-term derivative gain	1,186	414	772
	Unrealized long-term derivative gain	9	-	9
	Unrealized short-term derivative loss	(1,914)	-	(1,914)
	Unrealized long-term derivative loss	(39)	-	(39)
(b)	Inventories carried at market	6,278	-	6,278
(c)	Interest rate swap	(1,187)	-	(1,187)
(d)	Forward foreign currency contracts	751	-	751

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

(a) Commodity futures and forward contracts
The Company’s derivative contracts that are measured at fair value include exchange-traded commodity futures and forward commodity purchase and sale contracts. Exchange-traded futures are valued based on unadjusted quotes for identical assets priced in active markets and are classified as level 1. Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk, and the Company’s knowledge of current market conditions, the Company does not view non-performance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts. Local market adjustments use observable inputs or market transactions for similar assets or liabilities, and, as a result, are classified as level 2.

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains. These derivative instruments are not designated as hedging instruments. For the quarter and two quarters ended July 3, 2010, a $954 loss and $1,009 loss, respectively, is recorded in cost of goods sold on the consolidated statements of operations related to changes in the fair value of these derivatives.

SUNOPTA INC.	32	July 3, 2010 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and two quarters ended July 3, 2010 and June 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

13.         Derivative financial instruments and fair value measurement, continued

At July 3, 2010, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows:

		Number of bushels
(in 000’s of bushels)		Purchase (Sale)
	Corn	Soybeans
Forward commodity purchase contracts	1,339	1,653
Forward commodity sale contracts	(947)	(742)
Commodity futures contracts	(660)	(1,475)

(b) Inventories carried at market
Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the consolidated statements of operations. At July 3, 2010, the Company had 259 bushels of commodity corn and 495 bushels of commodity soybeans, in inventories carried at market.

(c) Interest rate swap
Opta Minerals entered into an interest rate swap to minimize its exposure to interest rate risk. A notional amount of Cdn $17,200 (U.S. - $16,190) of floating rate debt was effectively converted to fixed rate debt at a rate of 5.25% for the period August 2008 to August 2012. At each period end, management calculates the mark-to-market fair value using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current mark-to-market position. The mark-to-market gain or loss is placed in level 2 of the fair value hierarchy. The interest rate swap is designated as a cash flow hedge for accounting purposes and accordingly, gains and losses on changes in the fair value of the interest rate swap are included in other comprehensive income on the consolidated statements of operations. For the quarter and two quarters ended July 3, 2010, a $20 gain and $140 gain (net of income taxes of $9 and $60, respectively) has been recorded in other comprehensive earnings due to the change in fair value for this derivative.

(d) Foreign forward currency contracts
As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. These forward foreign exchange contracts represent economic hedges and are not designated as hedging instruments. At July 3, 2010 the Company had open forward foreign exchange contracts with a notional value of €10,791, Cdn $1,728 and U.S. $7,478 that resulted in an unrealized gain of $751 which is included in foreign exchange gain (loss) on the consolidated statements of operations.

SUNOPTA INC.	33	July 3, 2010 10-Q

PART I - FINANCIAL INFORMATION

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

All financial numbers presented in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are expressed in thousands of U.S. dollars

Significant Developments During the Second Quarter of 2010

On May 19, 2010 we announced that both the Ontario Superior Court of Justice and the United States District Court for the Southern District of New York approved an agreement to settle all claims raised in class action proceedings previously announced arising from the our restatement of interim financial results for the first three quarters of 2007. The settlement became effective on May 17, 2010, upon expiry of the period for filing an appeal. In return for the dismissal of the Class Actions and releases from Class Members of settled claims against the Company and the named defendants, the settlement agreement provided for a total cash contribution of US $11,250 (funded entirely by our insurer) to a settlement fund and the adoption of certain corporate governance enhancements. The settlement agreement contains no admission of wrongdoing by SunOpta or any of the other named defendants.

On June 14, 2010 we announced the completion of the divestiture of our Canadian Food Distribution Assets to UNFI Canada, Inc., a wholly owned subsidiary of United Natural Foods, Inc. for cash consideration of $65,809 (CDN $68,000). We realized a net gain on the sale of these assets, after tax, of $13,809. The divestiture of the Canadian Food Distribution Assets was an important step in our strategy to focus on our core food manufacturing platform, further strengthening our balance sheet and positioning the SunOpta for the future. The Food Distribution Assets included in the sale formed part of the former SunOpta Distribution Group. Our Canadian based natural health products distribution and manufacturing assets were not included in the sale.

On June 29, 2010 we announced that we had entered into an exclusive agreement with Clearwater Country Foods of Genesee, Idaho, to market and distribute Clearwater's Garden Green Garbanzo™. Clearwater is a pioneer of sustainable green garbanzo bean production in the United States. Under the terms of the agreement, we will be responsible for global sales and distribution of the Garden Green Garbanzo™ and Clearwater will provide exclusive sourcing and supply services. Prior to signing the agreement we had been working with Clearwater for approximately eighteen months, performing extensive market analysis to assess the potential of the sustainable and healthy green garbanzo and hummus markets including applications for retail, food service and industrial customers. This new product will be launched in the third quarter of 2010. Although revenues from this product will depend on market demand and other factors, we currently anticipate profitable revenues of approximately $10,000 over the first full year of commercialization.

On July 8, 2010 we announced the appointment of Mr. Alan Murray to our Board of Directors. Mr. Murray brings strong business experience to the SunOpta Board of Directors with a background in manufacturing, business turn-around situations, business integration and profitable organic growth. Mr. Murray has lived and worked abroad including Western and Eastern Europe and Africa. Most recently Mr. Murray served as President and CEO of Tetra Pak, North America.

SUNOPTA INC.	34	July 3, 2010 10-Q

Operations for the quarter ended July 3, 2010 compared to the quarter ended June 30, 2009

Consolidated
	July 3,	June 30,	Change	Change
	2010	2009	$	%
	$	$
Revenue
SunOpta Foods	212,744	201,640	11,104	5.5%
Opta Minerals	21,141	14,340	6,801	47.4%
SunOpta BioProcess	2,054	119	1,935	n/m

Total Revenue	235,939	216,099	19,840	9.2%

Gross Margin
SunOpta Foods	32,675	25,230	7,445	29.5%
Opta Minerals	5,389	2,957	2,432	82.2%
SunOpta BioProcess	524	164	360	219.5%

Total Gross Margin	38,588	28,351	10,237	36.1%

Operating Income
SunOpta Foods	12,817	6,847	5,970	87.2%
Opta Minerals	1,719	(109)	1,828	n/m
SunOpta BioProcess	(326)	(837)	511	61.1%
Corporate Services	(2,459)	(1,301)	(1,158)	(89.0%	)

Total Operating Income	11,751	4,600	7,151	155.5%

Other (income) expense, net	(65)	116	181	156.0%
Interest expense	2,618	3,470	(852)	(24.6%	)
Provision for income tax	1,895	388	1,507	388.4%
Earnings from continuing operations for the period	7,303	626	6,677	1,066.6%

Earnings (loss) for the period attributable to non-controlling interests	186	(234)	420	179.5%
(Loss) earnings from discontinued operations, net of taxes	(460)	920	(1,380)	(150.0%	)
Gain on sale of discontinued operations, net of taxes	13,809	-	13,809	n/m

Earnings for the period attributable to SunOpta Inc.	20,466	1,780	18,686	1,049.8%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

Revenues for the second quarter of 2010 increased by 9.2% to $235,939 from $216,099 during the second quarter of 2009. Revenues in SunOpta Foods increased by 5.5% to $212,744, revenues in Opta Minerals increased by 47.4% to $21,141 and revenues in SunOpta BioProcess increased to $2,054. The increased revenue is due entirely to internal growth as there have been no acquisitions to contribute to the increased revenue. Internal growth includes the impact of foreign exchange movements and its effect on translation of foreign denominated revenue to U.S. dollars and the impact of changes in commodity prices. Excluding the impact of changes in foreign exchange and commodity prices, revenues increased approximately 10.5% over the prior year.

SUNOPTA INC.	35	July 3, 2010 10-Q

Gross margins increased $10,237, or 36.1%, in the second quarter of 2010 to $38,588 from $28,351 during the second quarter of 2009. As a percentage of revenues, gross margin in the second quarter of 2010 was 16.4% compared to 13.1% in the second quarter of 2009, an increase of 3.3%. In the second quarter of 2010, we experienced increased gross margin in all of our operating segments Within SunOpta Foods, higher volumes of fiber, fruit ingredient products, sunflower and consumer products and plant efficiencies all contributed to the increased gross margin. Also contributing to the increase in gross margin was a rebound in the steel and foundry markets for Opta Minerals and gross margin realized on an active supply contract in SunOpta BioProcess.

Warehouse and Distribution (“W&D”) costs for the second quarter of 2010 were $1,122, an increase of $148, compared to $974 in the second quarter of 2009. These costs are solely related to the International Foods Group and specifically the Group’s Canadian based natural health product distribution operation as warehousing and distribution costs for all other operations are considered part of cost of goods sold.

Selling, General and Administrative costs (“SG&A”) including intangible asset amortization increased $2,459 to $25,908 in the second quarter of 2010 compared to $23,449 in the second quarter of 2009. The stronger Canadian dollar in the second quarter of 2010 led to a $1,072 increase in SG&A on Canadian borne costs. The remaining increase in SG&A costs of $1,387 relates to higher compensation costs, professional fees, and general overhead expenses. As a percentage of revenues, SG&A and intangible asset amortization costs were 11.0% in the second quarter of 2010 compared to 10.9% in the second quarter of 2009.

Foreign exchange gains were $193 in the second quarter of 2010 as compared to a gain of $672 in the second quarter of 2009. The decrease is primarily due to less favourable exchange rate movements for the Canadian dollar and the Euro relative to the U.S. dollar.

Operating income increased by $7,151 to $11,751 in the second quarter of 2010 compared to operating income of $4,600 in the second quarter of 2009 due to the factors noted above. As a percentage of revenue, operating income was 5.0% in the second quarter of 2010, compared to 2.1% in the second quarter of 2009. Further details on revenue, gross margins and operating income variances are provided in the Segmented Operations Information provided below under “Segmented Operations Information”.

Other income of $65 in the quarter ended July 3, 2010 reflects costs related to rationalization efforts that began in fiscal 2009 and continued into the second quarter of 2010 as well as the rationalization efforts at our natural health products division that began in the second quarter of 2010, offset by a dilution gain at SunOpta BioProcess. Included in the current period are $1,044 of severance, non-cash packaging inventory write-offs and other period costs expensed as incurred. Non-cash income of $1,109 related to SunOpta BioProcess’ equity investment and gain on dilution of Xylitol Canada is also included in other income in the current quarter.

Interest expense was $2,618 during the second quarter of 2010 compared to $3,470 in the second quarter of 2009, a decrease of $852. Borrowing costs were lower in the second quarter of 2010 due to lower debt levels and LIBOR based interest charges, improved interest costs on our pricing grid due to improved results, and $450 of non-cash interest charges incurred in the second quarter of 2009 related to the waiver and amendment of our credit facilities, which occurred on April 30, 2009.

Income tax provision for the quarter ended July 3, 2010 was $1,895 compared to $388 in the prior period, due to the higher consolidated earnings before tax in the current period. The expected annual effective income tax rate for 2010 is between 28% and 30%.

Earnings from continuing operations for the second quarter of 2010 were $7,303 as compared to $626 in the second quarter of 2009, an increase of $6,677. Basic and diluted earnings per share from continuing operations was $0.11 for the second quarter of 2010 compared to $0.01 for the second quarter of 2009.

Earnings attributable to non-controlling interest for the quarter ended July 3, 2010 were $186 compared to losses of $234 in the second quarter of 2009. The $420 increase is due to higher net earnings in our less than wholly-owned subsidiaries.

Losses from discontinued operations, net of income taxes, were $460 for the quarter ended July 3, 2010 compared to earnings of $920 for the quarter ended June 30, 2009. The $1,380 decrease is due to costs of $1,289 incurred as a result of the sale including retention bonuses, severances and mandatory interest payments, as well as lower operating margins from the Canadian food distribution business.

Gain on the sale of discontinued operations of $13,809 represents the after tax gain realized on the disposition of the Canadian food distribution assets.

SUNOPTA INC.	36	July 3, 2010 10-Q

On a consolidated basis, earnings, basic and diluted earnings per share were $20,466, $0.32 and $0.31 respectively, for the quarter ended July 3, 2010, compared to $1,780, $0.03 and $0.03, respectively, for the quarter ended June 30, 2009.

Adjusted Earnings from Operations

		Diluted
		Earnings per
		Share for the
		Period (2)

Earnings for the period attributable to SunOpta Inc.	$20,466	0.31
Adjusted for:
Gain on sale of discontinued operations, net of taxes	(13,809)	(0.21)
Gain on dilution of SBI’s ownership position in Xylitol Canada	(1,242)	(0.02)
Costs included in discontinued operations incurred as a result of the sale of the Canadian food distribution assets, net of taxes of $388	902	0.01
Severance costs related to restructuring plan at our natural health products operation, net of taxes of $223	413	0.01
Adjusted earnings from operations for the period (1)	6,730	0.10

Adjusted net earnings per share (1) for the second quarter of 2010 were $0.10 per diluted common share. During the second quarter of 2010, we recognized two gains and recorded specific expenses against income that we do not believe are reflective of normal business operations. As a result, we feel it is appropriate to add back these specific items to arrive at adjusted net earnings per share (1) for the quarter ended July 3, 2010.

In addition, during the second quarter of 2010, we recorded a gain on the sale of the Canadian food distribution assets. Losses from discontinued operations, net of income taxes, include costs incurred as a result of the sale including retention bonuses, severances and mandatory interest payments. We also executed a restructuring plan during the quarter at our natural health products operation as a result of market conditions and the sale of the Canadian food distribution assets which triggered severance costs. As a result of its dilution in ownership in an investment, SunOpta BioProcess recorded a non-taxable dilution gain. We believe that earnings for the period attributable to SunOpta Inc. is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted earnings from operations for the period (1), and that earnings per share for the period is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted net earnings per share (1). The table above reconciles earnings for the period attributable to SunOpta Inc. to Adjusted earnings from operations for the period (1) and reconciles earnings per share for the period to Adjusted net earnings per share (1), in each case for the quarter ended July 3, 2010.

(1) Adjusted net earnings per share and Adjusted earnings from operations for the period are non-GAAP measures. We believe these non-GAAP measures, which have been adjusted for the impact of the items listed in the table above, assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Adjusted net earnings per share and Adjusted earnings from operations for the period should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

(2) The Diluted weighted average number of shares outstanding for the quarter ended July 3, 2010 is 65,786,258 (see Note 5).

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Foods
For the quarter ended	July 3, 2010	June 30, 2009	Change	% Change

Revenue	212,744	201,640	11,104	5.5%
Gross Margin	32,675	25,230	7,445	29.5%
Gross Margin %	15.4%	12.5%		2.9%

Operating Income	12,817	6,847	5,970	87.2%
Operating Income %	6.0%	3.4%		2.6%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

SUNOPTA INC.	37	July 3, 2010 10-Q

SunOpta Foods contributed $212,744 or 90.2% of consolidated revenue in the second quarter of 2010 compared to $201,640 or 93.3% of consolidated revenues in the second quarter of 2009, an increase of $11,104. The increased revenue is due entirely to internal growth as there have been no acquisitions to contribute to the increased revenue. Reflecting the impact of changes in foreign exchange and base commodity prices, revenue in SunOpta Foods increased 6.9% over the same period in the prior year. In the second quarter of 2010, all operating groups within SunOpta Foods realized increased revenues, primarily as a result of increased volumes stemming from higher customer demand. The table below explains the increase in revenue by group:

SunOpta Foods Revenue Changes	$
Revenue for the quarter ended June 30, 2009	201,640
Increase in the Grains and Foods Group	2,371
Increase in the Ingredients Group	1,435
Increase in the Fruit Group	1,493
Increase in the International Foods Group	5,805
Revenue for the quarter ended July 3, 2010	212,744

Gross profit in SunOpta Foods increased $7,445 in the second quarter of 2010 to $32,675, or 15.4% of revenues, compared to $25,230, or 12.5% of revenues in the second quarter of 2009. The table below explains the increase in gross margin by group:

SunOpta Foods Gross Margin Changes	$
Gross Margin for the quarter ended June 30, 2009	25,230
Increase in the Grains and Foods Group	2,682
Increase in the Ingredients Group	1,142
Increase in the Fruit Group	901
Increase in the International Foods Group	2,720
Gross Margin for the quarter ended July 3, 2010	32,675

Operating income in SunOpta Foods increased $5,970 in the second quarter of 2010 to $12,817 or 6.0% of revenues, compared to $6,847 or 3.4% of revenues, in the second quarter of 2009. The table below explains the increase in operating income:

SunOpta Foods Operating Income Changes	$
Operating Income for the quarter ended June 30, 2009	6,847
Increase in gross margin, as noted above	7,445
Increase in foreign exchange gains	524
Increase in SG&A costs	(1,851)
Increase in W&D costs	(148)
Operating Income for the quarter ended July 3, 2010	12,817

SUNOPTA INC.	38	July 3, 2010 10-Q

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains and Foods Group
For the quarter ended	July 3, 2010	June 30, 2009	Change	% Change

Revenue	92,088	89,717	2,371	2.6%
Gross Margin	12,259	9,577	2,682	28.0%
Gross Margin %	13.3%	10.7%		2.6%

Operating Income	7,188	5,213	1,975	37.9%
Operating Income %	7.8%	5.8%		2.0%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

The SunOpta Grains and Foods Group contributed $92,088 in revenues in the quarter ended July 3, 2010 compared to $89,717 during the quarter ended June 30, 2009, a 2.6% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes	$
Revenue for the quarter ended June 30, 2009	89,717
Higher soymilk and alternate beverage sales due to continued growth in volumes from existing customer contracts, the commencement of aseptically packaged natural broth and soup products at our Alexandria, MN facility and commencement of operations at our aseptic packaging facility in Modesto, CA which opened in the middle of the second quarter of 2009	6,514
Increased sunflower product sales as a result of higher in-shell demand and penetration into new markets and increased bakery kernel and bi-product volume, offset slightly by lower sales prices resulting from lower commodity procurement prices	2,093
Increased sales of roasted grains due to new customers and product offerings, as well as increased specialty oil volumes	893
Loss of significant customer for extended shelf life soy milk products in the third quarter of 2009	(3,630)
Decline in price of commodity soy and corn as well as organic grains and grain based food ingredients, offset by higher volume of grain based food ingredients and incremental revenue generated from our South African soy base operation	(3,499)
Revenue for the quarter ended July 3, 2010	92,088

Gross margin in the Grains and Foods Group increased by $2,682 to $12,259 in the second quarter of 2010 compared to $9,577 in the second quarter of 2009, and the gross margin percentage increased by 2.6% to 13.3%. The increase in gross margin as a percentage of revenue is primarily due to a favourable shift in sales mix, as soymilk and alternative beverage sales as well as sunflower products have higher inherent margins than our grain based sales. The table below explains the increase in gross margin:

SUNOPTA INC.	39	July 3, 2010 10-Q

Grains and Foods Group Gross Margin Changes	$
Gross Margin for the quarter ended June 30, 2009	9,577
Increased volumes of in-shell and bakery kernel products combined with plant efficiencies as a result of the higher volumes	1,782
Pre-opening costs incurred in the second quarter of 2009 at our aseptic packaging facility in Modesto, California which became operational in the second quarter of 2009	1,463
Incremental margin generated on increased volumes of soymilk, alternate beverages and broth products as well as improved plant efficiencies	1,293
Increased volumes in our roasted grain operation as a result of launch of Sunrich Naturals brand roasted product, and production efficiencies	204
Unfavourable pricing of our non-GMO and organic grains and grains based foodsdue to the market pricing of specialty grains and crop quality. Additionally, in the second quarter of 2009 we benefitted from mark-to-market gains on favourable ownership positions as well as opportunistic spot purchases which did not reoccur	(925)
Loss of significant customer for extended shelf life soy milk products in the third quarter of 2009	(858)
Inefficiencies at our vegetable oil refinery operation due to equipment issues and low plant throughput	(277)
Gross Margin for the quarter ended July 3, 2010	12,259

Operating income increased by $1,975, or 37.9% to $7,188 in the quarter ended July 3, 2010 compared to $5,213 for the quarter ended June 30, 2009. The table below explains the increase in operating income:

Grains and Foods Group Operating Income Changes	$
Operating Income for the quarter ended June 30, 2009	5,213
Increase in gross margin, as explained above	2,682
Increased office, travel, marketing and research and development (“R&D”) costs due to the facility expansions and international strategic initiatives	(308)
Increased professional fees and reserves as a result of the dispute with Colorado Sun Oil Processors, LLC	(207)
Increased compensation due to higher headcount, and other SG&A costs	(192)
Operating Income for the quarter ended July 3, 2010	7,188

Looking forward in 2010, we expect another year of strong revenue and improved operating margins in the Grains and Foods Group. Our West Coast aseptic packaging facility has expanded our capacity to manufacture aseptic soy and alternate beverages including teas and broths. The international expansion of our soy base sales via strategic relationships for procurement of product is also expected to drive incremental sales volume. We also intend to focus our efforts on growing our IP grains business, expanding revenues from organic ingredients and continuing to focus on value-added product offerings. Our long-term expectation for this group is to achieve a segment operating margin of 6% to 8% which assumes we are able to secure consistent quantity and quality grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, volume decreases or loss of customers, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward Looking Statements,” could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	40	July 3, 2010 10-Q

Ingredients Group
For the quarter ended	July 3, 2010	June 30, 2009	Change	% Change

Revenue	17,648	16,213	1,435	8.9%
Gross Margin	5,002	3,860	1,142	29.6%
Gross Margin %	28.3%	23.8%		4.5%

Operating Income	3,006	1,890	1,116	59.1%
Operating Income %	17.0%	11.7%		5.3%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

The Ingredients Group contributed revenues of $17,648 in the quarter ended July 3, 2010 as compared to $16,213 in the quarter ended June 30, 2009, an increase of $1,435 or 8.9%. The table below explains the increase in revenue:

Ingredients Group Revenue Changes	$
Revenue for the quarter ended June 30, 2009	16,213
Increased oat and soy fiber sales due to higher customer demand	1,236
Increased pricing in contract manufacturing	300
Increase in dairy blends due to improved pricing offset by lower volumes in other blended products due to the partial sale of our product portfolio during the fourth quarter of 2009	64
Decrease in bran sales due to lower volumes in corn bran	(165)
Revenue for the quarter ended July 3, 2010	17,648

The Ingredients Group gross margin increased by $1,142 to $5,002 in the second quarter of 2010 compared to $3,860 in the second quarter of 2009. As a percentage of revenue, gross margin increased from 23.8% in the second quarter of 2009 to 28.3% in the second quarter of 2010. Higher fiber volumes, combined with lower raw material costs, improved pricing and continued process improvements implemented in our manufacturing facilities, led to increased gross margin and rates versus the second quarter of 2009. The table below explains the increase in gross margin:

Ingredients Group Gross Margin Changes	$
Gross Margin for the quarter ended June 30, 2009	3,860
Increase due to oat and soy fiber volume	1,055
Increase in dairy and other blended products offset by lower volumes on bran	87
Gross Margin for the quarter ended July 3, 2010	5,002

Operating income in the Ingredients Group increased by $1,116 or 59.1% to $3,006 in the quarter ended July 3, 2010 compared to $1,890 in the quarter ended June 30, 2009. The table below explains the increase in operating income:

Ingredients Group Operating Income Changes	$
Operating Income for the quarter ended June 30, 2009	1,890
Increase in gross margin, as explained above	1,142
Decrease in bad debt expense, offset by higher professional fees and other administrative costs	162
Increased compensation costs	(188)
Operating Income for the quarter ended July 3, 2010	3,006

SUNOPTA INC.	41	July 3, 2010 10-Q

Looking forward in 2010, we expect the Ingredients Group to continue to operate at or above our long-term targeted operating income percentage of 12% to 15%. We intend to continue to concentrate on growing the Ingredients Group’s fiber portfolio and customer base through product innovation and diversification of both soluble and insoluble fiber applications. We will also strive to foster an environment of continuous improvement to help increase capacity utilization, reduce costs, and sustain margins. Contract manufacturing also continues to be an area of focus where acceptable margins can be realized. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs or our inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions, along with the other factors described above under “Forward Looking Statements,” could adversely impact our ability to meet these forward-looking expectations.

Fruit Group
For the quarter ended	July 3, 2010	June 30, 2009	Change	% Change

Revenue	41,352	39,859	1,493	3.7%
Gross Margin	5,664	4,763	901	18.9%
Gross Margin %	13.7%	12.0%		1.7%

Operating Income	1,305	623	682	109.5%
Operating Income %	3.2%	1.6%		1.6%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

The Fruit Group contributed revenues of $41,352 in the quarter ended July 3, 2010 as compared to $39,859 in the quarter ended June 30, 2009, an increase of 3.7%, or $1,493. The table below explains the increase in revenue:

Fruit Group Revenue Changes	$
Revenue for the quarter ended June 30, 2009	39,859
Higher volume due to increased demand at our fruit ingredient operations for industrial and food service products, new product offerings and improved pricing	4,453
Lower volumes in our frozen foods operation of industrial and food service products due to decreased customer demand and exit of lower margin product lines, offset by increased retail product volumes primarily due to lower in-store pricing	(1,588)
Decrease in brokerage operations due to loss of a customer in the second quarter, as well as lower volumes to other customers	(977)
Decrease in our Healthy Fruit Snacks operation due to reduced contract pricing to certain customers, offset by higher sales volume as a result of new customers and higher demand	(395)
Revenue for the quarter ended July 3, 2010	41,352

Gross margins in the Fruit Group increased by $901 in the quarter ended July 3, 2010 to $5,664, or 13.7% of revenue, compared to margins of $4,763 or 12.0% of revenue in the quarter ended June 30, 2009. The gross margin rate increase was due to improved pricing as well as production efficiencies at our fruit ingredient and frozen foods operations, and cost benefits realized from process improvement initiatives implemented in our healthy fruit snacks operations. The table below explains the increase in gross margin:

SUNOPTA INC.	42	July 3, 2010 10-Q

Fruit Group Gross Margin Changes	$
Gross Margin for the quarter ended June 30, 2009	4,763
Impact of improved pricing and higher volumes in our fruit ingredient operations which, in addition to process improvements, contributed to manufacturing efficiencies	1,438
Decline in volume at our brokerage operations and lower pricing at our healthy fruit snack operations	(353)
Decline in industrial and food service volumes at our frozen foods operation which also contributed to decreased production efficiencies, offset by lower freight and brokerage, and lower storage costs as a result of our decision tocease fresh strawberry processing at the Fruit Group’s Buena Park facility	(184)
Gross Margin for the quarter ended July 3, 2010	5,664

Operating income in the Fruit Group increased by $682 to $1,305 in the quarter ended July 3, 2010 as compared to $623 in the quarter ended June 30, 2009. The table below explains the increase in operating income:

Fruit Group Operating Income Changes	$
Operating Income for the quarter ended June 30, 2009	623
Increase in gross margin, as explained above	901
Decreased spending on travel, and marketing and advertising, and general office expenses, offset by higher professional fees	102
Increase in foreign exchange losses	(211)
Increase in compensation costs	(110)
Operating Income for the quarter ended July 3, 2010	1,305

Looking forward in 2010, we expect improvement in margins and operating income in the Fruit Group through the growth of our fruit ingredients and healthy fruit snacks operations, and from our rationalized frozen foods division. We remain customer focused and continue to explore new ways to bring value added product offerings to market, such as the Garden Green Garbanzo™, as well as to continue to improve plant efficiencies. A new aseptic packaging line in our fruit ingredient division is expected to increase capacity and drive incremental cost savings when completed in early 2011. Long term we expect 6% to 8% operating margins from the Fruit Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward Looking Statements,” could have an adverse impact on these forward-looking expectations.

International Foods Group
For the quarters ended	July 3, 2010	June 30, 2009		Change	% Change

Revenue	61,656	55,851		5,805	10.4%
Gross Margin	9,750	7,030		2,720	38.7%
Gross Margin %	15.8%	12.6%			3.2%

Operating Income	1,318	(879)		2,197	249.9%
Operating Income %	2.1%	(1.6%	)		3.7%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

SUNOPTA INC.	43	July 3, 2010 10-Q

The International Foods Group contributed revenues of $61,656 in the quarter ended July 3, 2010 compared to $55,851 in the quarter ended June 30, 2009, an increase of $5,805, or 10.4%. The table below explains the increase in revenue:

International Foods Group Revenue Changes	$
Revenue for the quarter ended June 30, 2009	55,851
Higher customer demand for natural and organic commodities such as coffee beans, and frozen and processed fruits and vegetables, offset by lower demand for grains, rice and pulses. Also favourably impacting revenues were improved pricing for cocoa, sweeteners and agave, partially offset by lower pricing on oils and fats, as well as nuts and dried fruit.	6,731
Increased volume in our Consumer Product Solutions operations, primarily driven by new product offerings such as low calorie lemonade and electrolyte water products	761
Lower volume of branded natural health products due to increased competition, and decreased shipments of distributed natural health products due to a decline in the demand for health and beauty aids	(1,150)
Unfavourable net impact of foreign exchange on translation of revenue due to the weakened Euro, partially offset by the stronger Canadian dollar	(537)
Revenue for the quarter ended July 3, 2010	61,656

Gross margins in the International Foods Group increased $2,720 or 38.7% to $9,750 in the second quarter of 2010, compared to $7,030 in the second quarter of 2009. Gross margin rates increased by 3.2% from 12.6% in the second quarter of 2009 to 15.8% in the second quarter of 2010. The increase in margin rate was generated primarily by The Organic Corporation due to improved contract pricing on certain organic ingredients. The table below explains the increase in gross margin:

International Foods Group Gross Margin Changes	$
Gross Margin for the quarter ended June 30, 2009	7,030
Increased volumes of natural and organic commodities (as noted above), as well as improved contract pricing on coffee beans, nuts, grains and rice	1,886
Reduced spending on a branding initiative that was undertaken in the prior year to support natural health product re-launches in the third quarter of 2009	478
Higher gross margins at Consumer Product Solutions operation driven by increase in revenues from new products at higher gross margins, and the negative impact in the prior year period of high inventory costs that reducedgross margins on certain commodities	423
Favourable net impact on revenues due to stronger Canadian dollar versus the same period in the prior year, offset by weakened Euro relative to the US dollar versus the same period in the prior period	177
Lower volumes of branded and distributed products in our natural health products division, coupled with lower pricing as a result of continued competitive market pressure	(244)
Gross Margin for the quarter ended July 3, 2010	9,750

Operating income increased by $2,197 for the International Foods Group or 249.9% to $1,318 in the second quarter of 2010 compared to a loss of $879 in the second quarter of 2009. The table below explains the increase in operating income:

SUNOPTA INC.	44	July 3, 2010 10-Q

International Foods Group Operating Income Changes	$
Operating Income for the quarter ended June 30, 2009	(879)
Improved gross margins, as noted above	2,720
Increase in foreign exchange gains at on forward foreign exchange contracts entered into on U.S. dollar contracts	868
Negative impact on Canadian borne SG&A spending due to higher Canadian dollar relative to the US dollar as compared to the same period in the prior year, offset by Euro borne SG&A spending due to the lower Euro relative to the US dollar as compared to the same period in the prior year	(472)
Increase in corporate cost allocations, as well as increased spending within the Group to support higher sales levels compared to the same period in the prior year	(382)
Increase in compensation costs in part due to higher bonus accruals as a result of improved operating results at The Organic Corporation and Consumer Product Solutions operations	(353)
Increase in bad debt expense, travel and other costs at The Organic Corporation	(184)
Operating Income for the quarter ended July 3, 2010	1,318

Looking forward in 2010, the International Foods Group remains focused on leveraging its sourcing, supply and distribution expertise to grow its portfolio of organic ingredients as well as expand its range of consumer and natural health product offerings. In the first quarter of 2010 we commenced realignment of our operations in both the U.S. and Europe in a synergistic effort to drive efficiencies and focus our expertise in specific offices. Long-term group operating margins are targeted at 5% - 6% of revenues which is expected to be achieved through a combination of sourcing, pricing and product development strategies. On an ongoing basis we will also strive to forward and backward integrate where opportunities exist to expand our processing expertise and increase our value-added capabilities. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavourable fluctuations in foreign exchange, reduced demand for natural and organic ingredients and delayed synergies as well as our inability to realize our particular strategic expansion goals, along with the other factors described above under “Forward Looking Statements,” could have an adverse impact on these forward-looking expectations.

Opta Minerals
For the quarter ended	June 30, 2010	June 30, 2009		Change	% Change

Revenue	21,141	14,340		6,801	47.4%
Gross Margin	5,389	2,957		2,432	82.2%
Gross Margin %	25.5%	20.6%			4.9%

Operating Income	1,719	(109)		1,828	n/m
Operating Income %	8.1%	(0.8%	)		8.9%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

Opta Minerals contributed revenues of $21,141 in the second quarter of 2010 compared to $14,340 in the second quarter of, 2009, a $6,801 or 47.4% increase. The table below explains the increase in revenue:

SUNOPTA INC.	45	July 3, 2010 10-Q

Opta Minerals Revenue Changes	$
Revenue for the quarter ended June 30, 2009	14,340
Increased volume of mill and foundry products as a result of a global increase in demand for steel	5,695
Incremental sales from new production facilities located in Freeport, Texas and Tampa Bay, Florida which were not operational in the second quarter of 2009	943
Higher volume of abrasive products as a result of increased demand for abrasive slag in the Southern U.S.	163
Revenue for the quarter ended June 30, 2010	21,141

Gross margin increased by $2,432, or 82.2%, to $5,389 in the quarter ended June 30, 2010 compared to $2,957 in the quarter ended June 30, 2009. Gross margin rate increased by 4.9% to 25.5% of revenue in the second quarter of 2010, compared to 20.6% of revenue in the same period of 2009. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes	$
Gross Margin for the quarter ended June 30, 2009	2,957
Increased volume of mill and foundry products and lower costs due to the cost reduction measures implemented during 2009	2,288
Incremental gross margin from new production facilities located in Freeport, Texas and Tampa Bay, Florida which were not operational in the second quarter of 2009	212
Lower pricing on abrasive products offset by lower costs due to the cost reduction measures implemented during 2009	(68)
Gross Margin for the quarter ended June 30, 2010	5,389

Operating income for Opta Minerals increased by $1,828 to $1,719 in the quarter ended June 30, 2010  from a loss of $109 in the quarter ended June 30, 2009. The table below explains the increase in operating income:

Opta Minerals Operating Income Changes	$
Operating Income for the quarter ended June 30, 2009	(109)
Increase in gross margin, as explained above	2,432
Decrease in general office costs	61
Increase in foreign exchange losses	(589)
Increase in bad debt expense, public reporting costs and other administrative expenses, offset by lower professional fees	(76)
Operating Income for the quarter ended June 30, 2010	1,719

Opta Minerals continues to develop and introduce new products into the marketplace, and is focused on leveraging the global platform that has been put in place to both to drive these new products and to improve efficiencies. Opta Minerals continues to expand in core North American and European markets and during 2009 restructured operations to address the economic downturn. As a result, we believe the Company is well positioned for continued future profitability as economic conditions improve. Opta Minerals recently expanded abrasives processing operations in Texas and Florida to better serve the Southern U.S. markets. We own 66.4% of Opta Minerals and segment operating income is presented prior to minority interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdown in economic improvement, or delays in bringing new facilities completely online, along with the other factors described above under “Forward Looking Statements,” could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	46	July 3, 2010 10-Q

SunOpta BioProcess
For the quarter ended	July 3, 2010	June 30, 2009	Change	% Change

Revenue	2,054	119	1,935	1,626.1%
Gross Margin	524	164	360	219.5%
Gross Margin %	25.5%	137.8%		n/m

Operating Loss	(326)	(837)	511	61.1%

(Operating Loss is defined as "Earnings before the following" excluding the impact of "Other expense (income), net")

SunOpta BioProcess contributed revenues of $2,054 in the second quarter of 2010 compared to $119 in the second quarter of 2009. The table below explains the increase in revenue:

SunOpta BioProcess Revenue Changes	$
Revenue for the quarter ended June 30, 2009	119
Revenue recognized on equipment supply contract with customer in China. Contract was awarded late in 2009	2,045
Revenue recognized in the second quarter of 2009 on equipment supply contract with customer in U.S. that was closed-out following commissioning and completion of mechanical warranty period	(56)
On-site consulting services and pilot plant trials performed in the prior year	(54)
Revenue for the quarter ended July 3, 2010	2,054

Gross margin in SunOpta BioProcess was $524 in the second quarter of 2010 compared to $164 in the second quarter of 2009. The table below explains the increase in gross margin:

SunOpta BioProcess Gross Margin Changes	$
Gross Margin for the quarter ended June 30, 2009	164
Contribution in the current year from an equipment supply contract with customer in China	511
Reduction of commissioning and warranty reserves on U.S. equipment supply contract following completion of the mechanical warranty period in prior year	(146)
Margins not obtained from on-site services and pilot plant trials	(5)
Gross Margin for the quarter ended July 3, 2010	524

Operating losses decreased by $511 to $326 for the second quarter of 2010 compared to $837 in the second quarter of 2009. The table below explains the decrease in operating losses:

SunOpta BioProcess Operating Income Changes	$
Operating Loss for the quarter ended June 30, 2009	(837)
Increase in gross margin, as explained above	360
Significant professional fees incurred in the prior year relating to an ongoing legal matter	489
Increased headcount, consumables and maintenance associated with additional R&D efforts	(146)
Increase in foreign exchange losses	(123)
Increased depreciation due largely to pilot plant being completed in June 2009, and higher general overhead costs	(69)
Operating Loss for the quarter ended July 3, 2010	(326)

SUNOPTA INC.	47	July 3, 2010 10-Q

SunOpta BioProcess continues to focus on building its business and technology portfolio and establishing strategic partnerships with companies in the energy, petrochemical and biomass sectors, while also seeking government support to further advance the commercialization of cellulosic ethanol. Interest in cellulosic ethanol continues to increase as many countries become more responsive to environmental concerns and desire to reduce their dependence on fossil fuels. The statements in this paragraph are forward-looking statements. See “Forward-looking Financial Information” above. A decline in demand for cellulosic ethanol, inability to establish strategic partnerships, and the repeal or modification of government programs, along with the other factors described above under “Forward Looking Statements,” could have an adverse impact on these forward-looking expectations.

Corporate Services
For the quarter ended	July 3, 2010	June 30, 2009	Change	% Change

Operating Loss	(2,459)	(1,301)	(1,158)	(89.0%	)

(Operating Loss is defined as "Earnings before the following" excluding the impact of "Other expense (income), net")

Operating costs at SunOpta Corporate Services increased by $1,158 to $2,459 in the second quarter of 2010, from costs of $1,301 in the second quarter of 2009. The table below explains the increase in operating loss:

Corporate Services Operating Income Changes	$
Operating Loss for the quarter ended June 30, 2009	(1,301)
Increase in corporate management fees that are allocated to SunOpta operating groups	239
Increase in SG&A costs due to the strengthened Canadian dollar in the second quarter of 2010 on translating Canadian borne expenses into U.S. dollars	(456)
Increased compensation costs due primarily to higher bonus accruals	(395)
Decrease in foreign exchange gains	(326)
Increase in other corporate overhead costs mainly due to higher information technology related communication and hosting expenses, and higher bank charges under our asset based lending facility	(122)
Increased professional fees primarily due to continuing legal costs related to the restatement of financial statements for the first three quarters of 2007	(98)
Operating Loss for the quarter ended July 3, 2010	(2,459)

Management fees mainly consist of salaries of corporate personnel who perform back office functions for divisions, as well as costs related to the enterprise resource management system used within several of the divisions. These expenses are allocated to the groups based on (1) specific identification of allocable costs that represent a service provided to each divisions, and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each division. As a result of the sale of the Canadian food distribution business, a portion of the corporate management fees previously charged to the former Distribution Group were brought back as an expense of the Corporate Services operating segment. The operating loss for Corporate Services for the quarter ended June 30, 2009 has been adjusted to reflect this change.

SUNOPTA INC.	48	July 3, 2010 10-Q

Operations for the two quarters ended July 3, 2010 compared to the two quarters ended June 30, 2009

Consolidated

	July 3,	June 30,	Change	Change
	2010	2009	$	%
	$	$
Revenue
SunOpta Foods	411,562	378,219	33,343	8.8%
Opta Minerals	39,072	29,065	10,007	34.4%
SunOpta BioProcess	2,676	132	2,544	n/m

Total Revenue	453,310	407,416	45,894	11.3%

Gross Margin
SunOpta Foods	64,627	46,957	17,670	37.6%
Opta Minerals	9,983	5,417	4,566	84.3%
SunOpta BioProcess	747	150	597	398.0%

Total Gross Margin	75,357	52,524	22,833	43.5%

Operating Income
SunOpta Foods	24,215	8,764	15,451	176.3%
Opta Minerals	3,432	(861)	4,293	498.6%
SunOpta BioProcess	(823)	(1,594)	771	48.4%
Corporate Services	(6,035)	(3,311)	(2,724)	(82.3%	)

Total Operating Income	20,789	2,998	17,791	593.4%

Other expense (income), net	250	(72)	322	447.2%
Interest expense	5,739	6,341	(602)	(9.5%	)
Provision for (recovery of) income tax	3,930	(1,061)	4,991	470.4%
Earnings (loss) from continuing operations for the period	10,870	(2,210)	13,080	591.9%

Earnings (loss) for the period attributable to non-controlling interests	214	(556)	770	138.5%

Earnings from discontinued operations, net of taxes	614	1,777	(1,163)	(65.4%	)

Gain on sale of discontinued operations, net of taxes	13,809	-	13,809	n/m

Earnings for the period attributable to SunOpta Inc.	25,079	123	24,956	n/m

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

Revenues for the two quarters ended July 3, 2010 increased by 11.3% to $453,310 from $407,416 during the two quarters ended June 30, 2009. Revenues in SunOpta Foods increased by 8.8% to $411,562, revenues in Opta Minerals increased by 34.4% to $39,072 and revenues in SunOpta BioProcess increased by $2,544 to $2,676. The increased revenue is due entirely to internal growth as there have been no acquisitions to contribute to the increased revenue. Internal growth includes the impact of foreign exchange movements and its effect on translation of foreign denominated revenue to U.S. dollars and the impact of changes in commodity prices. Excluding the impact of changes in foreign exchange and commodity prices, revenues increased approximately 11.2% over the prior year.

Gross margins increased $22,833, or 43.5%, in the two quarters ended July 3, 2010 to $75,357 from $52,524 during the two quarters ended June 30, 2009. As a percentage of revenues, gross margin in the two quarters ended July 3, 2010 was 16.6% compared to 12.9% in the two quarters ended June 30, 2009, an increase of 3.7%. In the two quarters ended July 3, 2010, we experienced increased gross margin in all of our operating segments. Within SunOpta Foods, higher volumes of fiber, fruit ingredient products, sunflower, consumer products and plant efficiencies all contributed to the increased gross margin. Also contributing to the increase in gross margin was a rebound in the steel and foundry markets for Opta Minerals and gross margin realized on an active supply contract in SunOpta BioProcess.

SUNOPTA INC.	49	July 3, 2010 10-Q

W&D costs for the two quarters ended July 3, 2010 were $2,192, an increase of $194, compared to $1,998 for the two quarters ended June 30, 2009. These costs are solely related to the International Foods Group and specifically the Group’s Canadian based natural health products distribution operation as warehousing and distribution costs for all other operations are considered part of cost of goods sold.

SG&A costs, including intangible asset amortization, increased $6,848 to $53,875 in the two quarters ended July 3, 2010 compared to $47,027 in the two quarters ended June 30, 2009. The stronger Canadian dollar in the two quarters ended July 3, 2010 led to a $2,857 increase in SG&A costs on Canadian borne costs. Additional SG&A costs of $5,154 relating to higher professional and related fees, compensation costs and non-cash stock compensation were offset by a $1,163 reduction in costs relating to severance and facility rationalizations implemented during the second quarter of 2009 and costs incurred in support of a brand re-launch at our natural health products operation. As a percentage of revenues, SG&A costs and intangible asset amortization costs were 11.9% in the two quarters ended July 3, 2010 compared to 11.5% in the two quarters ended June 30, 2009.

Foreign exchange gains were $1,499 in the two quarters ended July 3, 2010 as compared to a loss of $501 in second quarter of 2009. The increase is primarily due to favourable exchange rate movements for the Euro and Canadian dollar relative to the U.S. dollar.

Operating income increased by $17,791 to $20,789 in the two quarters ended July 3, 2010 compared to $2,998 in the two quarters ended June 30, 2009 due to the factors noted above. Further details on revenue, gross margins and operating income variances are provided in the Segmented Operations Information provided below under “Segmented Operations Information”.

Other expense of $250 increased $322 in the two quarters ended July 3, 2010 due to rationalization efforts that began in fiscal 2009 and continued into the two quarters ended July 3, 2010, as well as the rationalization efforts at our natural heal products division that began in the second quarter of 2010, offset by a dilution gain at SunOpta BioProcess. Included in the current period are $1,196 of severance, non-cash packaging inventory write-offs and other period costs expensed as incurred. In addition, a non-cash impairment charge of $139 was recorded to write-off certain long-lived assets in our Ingredients Group, as well as non-cash income of $1,109 related to SunOpta BioProcess’ equity investment in Xylitol Canada and the dilution gain on its investment in the second quarter of 2009.

Interest expense was $5,739 during the two quarters ended July 3, 2010, compared to $6,341 in the two quarters ended June 30, 2009, a decrease of $602. Borrowing costs were lower in the two quarters of 2010 due to lower debt levels and LIBOR based interest charges, improved interest costs on our pricing grid due to improved operating results, and $450 of non-cash interest charges incurred in the two quarters ended June 30, 2009 related to the waiver and amendment of our credit facilities, which occurred on April 30, 2009.

Income tax provision for the two quarters ended July 3, 2010 was $3,930, compared to a recovery of income tax of $1,061 in the prior period, due to the higher consolidated earnings before tax in the current period. The expected annual effective income tax rate for 2010 is between 28% and 30%.

Earnings from continuing operations for the two quarters ended July 3, 2010 were $10,870, as compared to a loss of $2,210 for the two quarters ended June 30, 2009, an increase of $13,080. Basic and diluted earnings per share from continuing operations was $0.16 for the two quarters ended July 3, 2010 compared to a loss of $0.03 for the same period in 2009.

Earnings attributable to non-controlling interest for the two quarters ended July 3, 2010 were $214, compared to losses attributed of $556 in the two quarters ended June 30, 2009. The $770 increase is due to higher net earnings in our less than wholly-owned subsidiaries.

Earnings from discontinued operations, net of income taxes, were $614 for the two quarters ended July 3, 2010, compared to $1,777 for the two quarters ended June 30, 2009. The $1,163 decrease is due to costs of $1,289 incurred as a result of the sale including retention bonuses, severances and mandatory interest payments, as well as lower operating margins from the Canadian food distribution business.

Gain on the sale of discontinued operations of $13,809 represents the after tax gain realized on the disposition of the Canadian food distribution assets.

On a consolidated basis, earnings, basic and diluted earnings per share were $25,079, $0.38 and $0.38, respectively, for the two quarters ended July 3, 2010, compared to $123, $0.00 and $0.00, respectively, for the two quarters ended June 30, 2009.

SUNOPTA INC.	50	July 3, 2010 10-Q

Adjusted Earnings from Operations

		Diluted
		Earnings per
		Share for the
		Period (2)

Earnings for the period attributable to SunOpta Inc.	$25,079	0.38
Adjusted for:
Gain on sale of discontinued operations, net of taxes	(13,809)	(0.21)
Gain on dilution of SBI’s ownership position in Xylitol Canada	(1,242)	(0.02)
Costs included in discontinued operations incurred as a result of the sale of the Canadian food distribution assets, net of taxes of $388	902	0.01
Severance costs related to restructuring plan at our natural health products operation, net of taxes of $223	413	0.01
Adjusted earnings from operations for the period (1)	11,343	0.17

Adjusted net earnings per share (1) for the first half of 2010 were $0.17 per diluted common share. During the first half of 2010, we recognized two gains and recorded specific expenses against income that we do not believe are reflective of normal business operations. As a result, we feel it is appropriate to add back these specific items to arrive at adjusted net earnings per share (1) for the two quarters ended July 3, 2010.

During the second quarter of 2010, we recorded a gain on the sale of the Canadian food distribution assets. Losses from discontinued operations, net of income taxes, include costs incurred as a result of the sale including retention bonuses, severances and mandatory interest payments. We also executed a restructuring plan during the quarter at our natural health products operation as a result of market conditions and the sale of the Canadian food distribution assets which triggered severance costs. As a result of its dilution in ownership in an investment, SunOpta BioProcess recorded a non-taxable dilution gain. We believe that earnings for the period attributable to SunOpta Inc. is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted earnings from operations for the period (1), and that earnings per share for the period is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted net earnings per share (1). The table above reconciles earnings for the period attributable to SunOpta Inc. to Adjusted earnings from operations for the period (1) and reconciles earnings per share for the period to Adjusted net earnings per share (1), in each case for the two quarters ended July 3, 2010.

(1) Adjusted net earnings per share and Adjusted earnings from operations for the period are non-GAAP measures. We believe these non-GAAP measures, which have been adjusted for the impact of the items listed in the table above, assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Adjusted net earnings per share and Adjusted earnings from operations for the period should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

(2) The Diluted weighted average number of shares outstanding for the two quarters ended July 3, 2010 is 65,696,508 (see Note 5).

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Foods
For the two quarters ended	July 3, 2010	June 30, 2009	Change	% Change

Revenue	411,562	378,219	33,343	8.8%
Gross Margin	64,627	46,957	17,670	37.6%
Gross Margin %	15.7%	12.4%		3.3%

Operating Income	24,215	8,764	15,451	176.3%
Operating Income %	5.9%	2.3%		3.6%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

SUNOPTA INC.	51	July 3, 2010 10-Q

SunOpta Foods contributed $411,652 or 90.8% of consolidated revenue in the two quarters ended July 3, 2010, compared to $378,219 or 92.8% of consolidated revenues in the two quarters ended June 30, 2009, an increase of $33,343. The increased revenue is due entirely to internal growth as there have been no acquisitions to contribute to the increased revenue. Reflecting the impact of changes in foreign exchange and commodity prices, revenue in SunOpta Foods increased 8.8% over the prior year. In the two quarters ended July 3, 2010, all operating groups within SunOpta Foods realized increased revenues, primarily as a result of increased volumes stemming from higher customer demand and new customer and product initiatives. The table below explains the increase in revenue by group:

SunOpta Foods Revenue Changes	$
Revenue for the two quarters ended June 30, 2009	378,219
Increase in the Grains and Foods Group	6,877
Increase in the Ingredients Group	6,045
Increase in the Fruit Group	7,191
Increase in the International Foods Group	13,230
Revenue for the two quarters ended July 3, 2010	411,562

Gross margin in SunOpta Foods increased $17,670 in the two quarters ended July 3, 2010 to $64,627, or 15.7% of revenues, compared to $46,957, or 12.4% of revenues in the two quarters ended June 30, 2009. The table below explains the increase in gross margin by group:

SunOpta Foods Gross Margin Changes	$
Gross Margin for the two quarters ended June 30, 2009	46,957
Increase in the Grains and Foods Group	4,167
Increase in the Ingredients Group	4,529
Increase in the Fruit Group	3,665
Increase in the International Foods Group	5,309
Gross Margin for the two quarters ended July 3, 2010	64,627

Operating income in SunOpta Foods increased $15,451 in the two quarters ended July 3, 2010 to $24,215 or 5.9% of revenue, compared to $8,764 or 2.3% of revenue in the two quarters ended June 30, 2009. The table below explains the increase in operating income:

SunOpta Foods Operating Income Changes	$
Operating Income for the two quarters ended June 30, 2009	8,764
Increase in gross margin, as explained above	17,670
Increase in foreign exchange gains	1,372
Increase in SG&A costs	(3,397)
Increase in W&D costs	(194)
Operating Income for the two quarters ended July 3, 2010	24,215

Further details on revenue, gross margins and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

SUNOPTA INC.	52	July 3, 2010 10-Q

Grains and Foods Group
For the two quarters ended	July 3, 2010	June 30, 2009	Change	% Change

Revenue	170,933	164,056	6,877	4.2%
Gross Margin	22,152	17,985	4,167	23.2%
Gross Margin %	13.0%	11.0%		2.0%

Operating Income	12,204	9,148	3,056	33.4%
Operating Income %	7.1%	5.6%		1.5%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

The SunOpta Grains and Foods Group contributed $170,933 in revenues in the two quarters ended July 3, 2010, compared to $164,056 during the two quarters ended June 30, 2009, a 4.2% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes	$
Revenue for the two quarters ended June 30, 2009	164,056
Higher soymilk and alternate beverage sales due to continued growth in volumes from existing customer contracts, the commencement of aseptically packaged natural broth and soup products at our Alexandria, Minnesota facility and commencement of operations at our aseptic packaging facility in Modesto, California which opened in late in the second quarter of 2009	7,368
Increased sunflower product sales as a result of higher in-shell, bakery kernel and bi-product volume, and the forward selling of the 2009 crop into supply constrained markets, offset by price declines due to lower commodity prices	5,650
Volume increase at our roasted grain operation as a result of the launch of our Sunrich Naturals brand roasted snack product	1,015
Increased specialty oil volumes from the Colorado Mills vegetable oil operationwhich commenced commercial operations near the end of 2009	394
Loss of significant customer for extended shelf life soy milk products in the third quarter of 2009	(7,207)
Decline in price for commodity soy and corn as well as organic grains and grain-based food ingredients, offset by higher volume of commodity grains and grain-based food ingredients and incremental revenue generated from our South African soy base operation	(343)
Revenue for the two quarters ended July 3, 2010	170,933

Gross margin in the Grains and Foods Group increased by $4,167 to $22,152 in the two quarters ended July 3, 2010 compared to $17,985 in the two quarters ended June 30, 2009, and the gross margin percentage increased by 2.0% to 13.0%. The increase in gross margin as a percentage of revenue is primarily due to a favourable shift in sales mix, as soymilk and alternative beverage sales as well as sunflower products have higher inherent margins than our grain-based sales. The table below explains the increase in gross margin:

SUNOPTA INC.	53	July 3, 2010 10-Q

Grains and Foods Group Gross Margin Changes	$
Gross Margin for the two quarters ended June 30, 2009	17,985
Increased volumes of in-shell and bakery kernel products combined with plant efficiencies as a result of the higher volumes	3,665
Pre-opening costs incurred in the second quarter of 2009 at our aseptic packaging facility in Modesto, California which became operational late in the second quarter of 2009	2,464
Incremental margin generated on increased volumes of soymilk, alternate beverages and broth products	1,292
Increased volumes in our roasted grain operation as a result of the launch of the Sunrich Naturals brand roasted product, and production efficiencies	315
Loss of significant customer for extended shelf life soy milk products in the third quarter of 2009	(1,558)
Unfavourable pricing of our non-GMO and organic grains and grain-based foods due to market pricing of specialty grains and crop quality.	(1,413)
Inefficiencies at our vegetable oil refinery operation due to equipment issues and low plant throughput	(598)
Gross Margin for the two quarters ended July 3, 2010	22,152

Operating income increased by $3,056, or 33.4% to $12,204 in the two quarters ended July 3, 2010, compared to $9,148 for the two quarters ended June 30, 2009. The table below explains the increase in operating income:

Grains and Foods Group Operating Income Changes	$
Operating Income for the two quarters ended June 30, 2009	9,148
Increase in gross margin, as explained above	4,167
Increased foreign exchange gains	119
Increased professional fees and reserves as a result of the dispute with Colorado Sun Oil Processors, LLC	(492)
Increased office, travel, marketing and R&D costs due to facility expansions and international strategic initiatives	(412)
Increased compensation and other SG&A costs due to higher bonus accruals and increased headcount	(326)
Operating Income for the two quarters ended July 3, 2010	12,204

Ingredients Group
For the two quarters ended	July 3, 2010	June 30, 2009	Change	% Change

Revenue	35,798	29,753	6,045	20.3%
Gross Margin	11,068	6,539	4,529	69.3%
Gross Margin %	30.9%	22.0%		8.9%

Operating Income	7,218	2,712	4,506	166.2%
Operating Income %	20.2%	9.1%		11.1%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

SUNOPTA INC.	54	July 3, 2010 10-Q

The Ingredients Group contributed revenues of $35,798 in the two quarters ended July 3, 2010, as compared to $29,753 in the two quarters ended June 30, 2009, a 20.3% increase. The table below explains the increase in revenue:

Ingredients Group Revenue Changes	$
Revenue for the two quarters ended June 30, 2009	29,753
Increased oat and soy fiber volumes due to higher customer demand	5,046
Increase in volume and pricing in contract manufacturing	1,053
Increase in dairy blends due to improved pricing offset by lower volumes in other blended products due to the partial sale of our product portfolio during the fourth quarter of 2009	35
Decrease in bran sales due to lower volumes in corn as well as the overall bran market	(89)
Revenue for the two quarters ended July 3, 2010	35,798

The Ingredients Group gross margin increased by $4,529 to $11,068 in the two quarters ended July 3, 2010 compared to $6,539 in the two quarters ended June 30, 2009. As a percentage of revenue, gross margin increased from 22.0% to 30.9%. Higher fiber volumes, combined with lower raw material costs, improved pricing and continued process improvements implemented in our manufacturing facilities led to increased gross margin and rates versus the two quarters ended June 30, 2009. The table below explains the increase in gross margin:

Ingredients Group Gross Margin Changes	$
Gross Margin for the two quarters ended June 30, 2009	6,539
Increase due to oat and soy fiber volume	3,799
Increase in volume and pricing in contract manufacturing	424
Net increase in pricing in dairy blends, other products	306
Gross Margin for the two quarters ended July 3, 2010	11,068

Operating income in the Ingredients Group increased by $4,506 or 166.2% to $7,218 in the two quarters ended July 3, 2010, compared to $2,712 in the two quarters ended June 30, 2009. The table below explains the increase in operating income:

Ingredients Group Operating Income Changes	$
Operating Income for the two quarters ended June 30, 2009	2,712
Increase in gross margin, as explained above	4,529
Lower bad debt expense, offset by professional fees and other administrative costs	332
Increased compensation costs	(355)
Operating Income for the two quarters ended July 3, 2010	7,218

Fruit Group
For the two quarters ended	July 3, 2010	June 30, 2009		Change	% Change

Revenue	84,652	77,461		7,191	9.3%
Gross Margin	11,695	8,030		3,665	45.6%
Gross Margin %	13.8%	10.4%			3.4%

Operating Income	3,160	(534)		3,694	691.8%
Operating Income %	3.7%	(0.7%	)		4.4%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

SUNOPTA INC.	55	July 3, 2010 10-Q

The Fruit Group contributed revenues of $84,652 in the two quarters ended July 3, 2010 as compared to $77,461 in the two quarters ended June 30, 2009, an increase of 9.3%, or $7,191. The table below explains the increase in revenue:

Fruit Group Revenue Changes	$
Revenue for the two quarters ended June 30, 2009	77,461
Higher volume due to increased demand at our fruit ingredient operations for industrial and food service products and new product offerings as well as improved pricing	9,972
Declines in our frozen fruit operations driven by lower in-store pricing for retail offerings, and lower pricing in the industrial and food service markets due to market pressures offset by higher volumes in the retail and foodservice markets due to increased customer demand and the launch of new products	(1,850)
Decrease in brokerage operations due to loss of a customer in the second quarter, as well as lower volumes to other customers	(626)
Decrease in our Healthy Fruit Snacks operation due to reduced contract pricing to certain customers, partially offset by higher sales volume as a result of new customers and higher demand	(305)
Revenue for the two quarters ended July 3, 2010	84,652

Gross margins in the Fruit Group increased by $3,665 in the two quarters ended July 3, 2010 to $11,695, or 13.8% of revenue, compared to margins of $8,030 or 10.4% of revenue in the two quarters ended June 30, 2009. The gross margin rate increase was due to improved pricing as well as production efficiencies at our fruit ingredient and frozen foods operations, and cost benefits realized from process improvement initiatives implemented in our healthy fruit snacks operations. The table below explains the increase in gross margin:

Fruit Group Gross Margin Changes	$
Gross Margin for the two quarters ended June 30, 2009	8,030
Impact of improved pricing and higher volumes in our fruit ingredient operations which, in addition to process improvements, contributed to manufacturing efficiencies	2,819
Impact of process improvement initiatives and cost reductions implemented at our healthy fruit snacks operations, offset by costs related to the consolidation of two manufacturing facilities	673
Positive impact of higher retail and foodservice volumes at our frozen foods operation due in part to the elimination of fresh fruit processing at our Buena Park facility, offset by higher transportation costs to vacate a warehouse and increased storage	415
Decline in volume at our brokerage operations, partially offset by an increase in sales volumes in the first quarter due to a sales promotion	(242)
Gross Margin for the two quarters ended July 3, 2010	11,695

Operating income in the Fruit Group increased by $3,694 to $3,160 in the two quarters ended July 3, 2010, as compared to a loss of $534 in the two quarters ended June 30, 2009. The table below explains the increase in operating income:

SUNOPTA INC.	56	July 3, 2010 10-Q

Fruit Group Operating Income Changes	$
Operating Income for the two quarters ended June 30, 2009	(534)
Increase in gross margin, as explained above	3,665
Severance and related costs incurred in the first quarter of 2009 associated with the rationalization of a facility	545
Increase in professional fees related to ongoing legal matters, partially offset by general reductions on controllable SG&A spending	(246)
Increase in compensation costs due primarily to higher bonus accruals, partially offset by headcount reductions that took place in 2009	(177)
Increase in foreign exchange losses	(93)
Operating Income for the two quarters ended July 3, 2010	3,160

International Foods Group
For the two quarters ended	July 3, 2010	June 30, 2009		Change	% Change

Revenue	120,179	106,949		13,230	12.4%
Gross Margin	19,712	14,403		5,309	36.9%
Gross Margin %	16.4%	13.5%			2.9%

Operating Income	1,633	(2,562)		4,195	163.7%
Operating Income %	1.4%	(2.4%	)		3.8%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

The International Foods Group contributed revenues of $120,179 in the two quarters ended July 3, 2010 compared to $106,949 in the two quarters ended June 30, 2009, an increase of $13,230, or 12.4%. The table below explains the increase in revenue:

International Foods Group Revenue Changes	$
Revenue for the two quarters ended June 30, 2009	106,949
Increase in sales due to higher customer demand for commodities such as coffee beans, cocoa, seeds, agave and frozen and processed fruits and vegetables, offset by lower demand for sweeteners and food ingredients. Also favourably impacting revenues were improved pricing for processed fruits and vegetables, sweeteners and agave, partially offset by lower pricing on oils and fats, as well as grains, rice and pulses.	8,308
Favourable net impact on revenues due to stronger Canadian dollar versus the U.S. dollar versus the 2009 period, partially offset weakened Euro relative to the US dollar versus the 2009 period	4,240
Higher sales at Consumer Product Solutions business, primarily driven by new products, including low calorie lemonade and electrolyte water products	3,444
Lower volume of branded products due to increased competition, lower shipments of distributed products due to a decline in the demand for health and beauty aids and health food products, and higher listing fees from a major Canadian retailer, slightly offset by increased demand from international markets in our natural health products operation	(2,762)
Revenue for the two quarters ended July 3, 2010	120,179

Gross margins in the International Foods Group increased $5,309 or 36.9% to $19,712 in the two quarters ended July 3, 2010, compared to $14,403 in the two quarters ended June 30, 2009. Gross margin rate increased by 2.9% from 13.5% in the two quarters ended June 30, 2009 to 16.4% in the two quarters ended July 3, 2010. The increase in margin rate was generated primarily by The Organic Corporation due to improved contract pricing on certain organic ingredients. The table below explains the increase in gross margin:

SUNOPTA INC.	57	July 3, 2010 10-Q

International Foods Gross Margin Changes	$
Gross Margin for the two quarters ended June 30, 2009	14,403
Higher gross margins of natural and organic commodities (as noted above), as well as improved contract pricing for coffee beans, nuts, grains and rice	4,173
Favourable net impact on revenues due to stronger Canadian dollar versus the 2009 period,offset by weakened Euro relative to the US dollar versus the same period in the prior period	1,133
Reduced spending on a branding initiative that was undertaken in the prior year to support natural health product re-launches in the third quarter of 2009	557
Higher gross margins at Consumer Product Solutions driven by increase in revenues from new products at higher margins, lower inventory levels leading to lower warehousing charges and lower inventory reserves	515
Lower volumes of branded and distributed products in our natural health products division, coupled with lower pricing as a result of continued competitive market pressure	(1,069)
Gross Margin for the two quarters ended July 3, 2010	19,712

Operating income increased by $4,195 for the International Foods Group or 163.7% to $1,633 in the two quarters ended July 3, 2010 compared to an operating loss of $2,562 in the two quarters ended June 30, 2009. The table below explains the increase in operating income:

International Foods Group Operating Income Changes	$
Operating Income for the two quarters ended June 30, 2009	(2,562)
Improved gross margins, as noted above	5,309
Foreign exchange gains on forward foreign exchange contracts entered into on U.S. dollar contracts	1,338
Negative impact on Canadian borne SG&A spending due to higher Canadian dollar relative to the US dollar as compared to the 2009 period, offset by Euro borne SG&A spending due to the lower Euro relative to the US dollar ascompared to the 2009 period	(1,625)
Increase in bad debt expense, travel and other costs at The Organic Corporation	(466)
Increase in compensation costs due in part to higher bonus accrual as a result of improved operating results at The Organic Corporation and our Consumer Product Solutions operations	(258)
Increase in corporate cost allocations, as well as increased spending within the International Foods Group to support higher sales levels	(103)
Operating Income for the two quarters ended July 3, 2010	1,633

Opta Minerals
For the two quarters ended	June 30, 2010	June 30, 2009		Change	% Change

Revenue	39,072	29,065		10,007	34.4%
Gross Margin	9,983	5,417		4,566	84.3%
Gross Margin %	25.6%	18.6%			7.0%

Operating Income	3,432	(861)		4,293	498.6%
Operating Income %	8.8%	(3.0%	)		11.8%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”)

Opta Minerals contributed $39,072 or 8.6% of consolidated revenue for the two quarters ended June 30, 2010 compared to $29,065 or 7.1% for the two quarters ended June 30, 2009. The table below explains the increase in revenue:

SUNOPTA INC.	58	July 3, 2010 10-Q

Opta Minerals Revenue Changes	$
Revenue for the two quarters ended June 30, 2009	29,065
Increased volume of mill and foundry products as a result of a global increase in demand for steel	7,020
Incremental sales from new production facilities located in Freeport, Texas and Tampa Bay, Florida which were not operational for the two quarters ended 2009	1,627
Higher volume of abrasive products as a result of increased demand for abrasive slag in the Southern U.S.	1,360
Revenue for the two quarters ended June 30, 2010	39,072

Gross margin increased by $4,566 to $9,983, or 25.6% of revenue in the two quarters ended June 30, 2010, compared to $5,417, or 18.6% of revenue, in the two quarters ended June 30, 2009. The increase in gross margin as a percentage of revenue is due primarily to cost reduction measures undertaken by management of Opta Minerals during fiscal 2009. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes	$
Gross Margin for the two quarters ended June 30, 2009	5,417
Increased volume of mill and foundry products and lower costs due to the cost reduction measures implemented during 2009	3,910
Incremental gross margin from new production facilities located in Freeport, Texas and Tampa Bay, Florida which were not operational for the first two quarters of 2009	415
Higher volume of abrasive products and lower costs due to the cost reduction measures implemented during 2009	241
Gross Margin for the two quarters ended June 30, 2010	9,983

Operating income for Opta Minerals increased by $4,293 to $3,432 in the two quarters ended June 30, 2010 compared to a loss of $861 in the two quarters ended June 30, 2009. The table below explains the increase in operating income:

Opta Minerals Operating Income Changes	$
Operating Income for the two quarters ended June 30, 2009	(861)
Increase in gross margin, as explained above	4,566
Decrease in office supplies costs	156
Increase in bad debt expense, public reporting costs and other administrative expenses	(226)
Increase in foreign exchange losses	(203)
Operating Income for the two quarters ended June 30, 2010	3,432

SunOpta BioProcess
For the two quarters ended	July 3, 2010	June 30, 2009	Change	% Change

Revenue	2,676	132	2,544	n/m
Gross Margin	747	150	597	398.0%
Gross Margin %	27.9%	113.6%		n/m

Operating Loss	(823)	(1,594)	771	48.4%

(Operating Loss is defined as "Earnings before the following" excluding the impact of "Other expense (income), net")

SunOpta BioProcess contributed revenues of $2,676 in the two quarters ended July 3, 2010, compared to $132 in the same period of 2009. The table below explains the increase in revenue:

SUNOPTA INC.	59	July 3, 2010 10-Q

SunOpta BioProcess Revenue Changes	$
Revenue for the two quarters ended June 30, 2009	132
Revenue recognized on equipment supply contract with customer in China. Contract was awarded in late 2009	2,667
On-site consulting services and pilot plant trials performed in the prior year	(67)
Revenue recognized in the second quarter of 2009 on equipment supply contract with customer in U.S. that was closed out following commissioning and completion of mechanical warranty period	(56)
Revenue for the two quarters ended July 3, 2010	2,676

Gross margin in SunOpta BioProcess was $747 in the two quarters ended July 3, 2010 versus $150 in the two quarters ended June 30, 2009. The table below explains the increase in gross margin:

SunOpta BioProcess Gross Margin Changes	$
Gross Margin for the two quarters ended June 30, 2009	150
Contribution in the current year from an equipment supply contract with customer in China	734
Reduction of commissioning and warranty reserves on U.S. equipment supply contract following completion of the mechanical warranty period in prior year	(137)
Gross Margin for the two quarters ended July 3, 2010	747

Operating losses decreased by $771 to $823 for the two quarters ended July 3, 2010, compared to $1,594 in the two quarters ended June 30, 2009. The table below explains the decrease in operating losses:

SunOpta BioProcess Operating Income Changes	$
Operating Loss for the two quarters ended June 30, 2009	(1,594)
Increase in gross margin, as explained above	597
Professional fees incurred in the prior year relating to an on-going legal matter	559
Foreign exchange gains	81
Increased headcount, consumables and maintenance associated with additional R&D efforts	(324)
Increased depreciation due to completion of pilot plant, and higher general overhead costs	(142)
Operating Loss for the two quarters ended July 3, 2010	(823)

SUNOPTA INC.	60	July 3, 2010 10-Q

Corporate Services
For the two quarters ended	July 3, 2010	June 30, 2009	Change	% Change

Operating Loss	(6,035)	(3,311)	(2,724)	(82.3%	)

(Operating Loss is defined as "Earnings before the following" excluding the impact of "Other expense (income), net")

Operating costs at SunOpta Corporate Services increased by $2,724 to $6,035 in the two quarters ended July 3, 2010, from costs of $3,311 in the same two quarters of 2009. The table below explains the increase in operating loss:

Corporate Services Operating Income Changes	$
Operating Loss for the two quarters ended June 30, 2009	(3,311)
Foreign exchange gains in 2010 versus loss in 2009	749
Increase in corporate management fees that are allocated to SunOpta operating groups	379
Increase in SG&A costs due to the strengthened Canadian dollar in the first half of 2010 on translating Canadian borne expenses into U.S. dollars	(1,280)
Increased compensation costs due to higher bonus accruals and increased workers compensation expense	(1,035)
Increased professional fees primarily due to continuing legal costs related to the restatement of financial statements for the first three quarters of 2007	(692)
Higher stock compensation expense as a result of warrants that were issued pursuant to an advisory services agreement with a financial advisory firm, as well as consulting costs	(540)
Increase in other corporate overhead costs mainly due to higher information technology- related communication and hosting expenses, and higher bank charges under our asset-based lending facility	(305)
Operating Loss for the two quarters ended July 3, 2010	(6,035)

Management fees mainly consist of salaries of corporate personnel who perform back office functions for divisions, as well as costs related to the enterprise resource management system used within several of the divisions. These expenses are allocated to the groups based on (1) specific identification of allocable costs that represent a service provided to each divisions, and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each division. As a result of the sale of the Canadian food distribution business, a portion of the corporate management fees previously charged to the former Distribution Group were brought back as an expense of the Corporate Services operating segment. The operating loss for Corporate Services for the two quarters ended June 30, 2009 has been adjusted to reflect this change.

SUNOPTA INC.	61	July 3, 2010 10-Q

Liquidity and Capital Resources (at July 3, 2010)

We obtain our short-term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At July 3, 2010, we had availability under certain lines of credit of approximately $81,942 (December 31, 2009 - $69,817).

We have the following sources from which we can fund our operating cash requirements:

o	Cash and cash equivalents (refer to note 12 of the consolidated financial statements included elsewhere in this report).
o	Available operating lines of credit.
o	Cash flows generated from operating activities.
o	Cash flows generated from exercise of options and warrants which may be in-the-money during the year.
o	Additional long-term financing.
o	Sales of non-core divisions or certain assets.

Included in cash and cash equivalents at July 3, 2010 is $17,974 of cash relating to SunOpta BioProcess that was raised through a preferred share issuance in 2007. These funds are specific to SunOpta BioProcess and can only be used by SunOpta BioProcess, which will use these funds for working capital purposes, continued development of biomass conversion technologies and to build and operate commercial scale facilities for the conversion of cellulosic biomass to ethanol. The cash balance on hand is funding losses incurred since the preferred share issuance, as well as potential future losses of SunOpta BioProcess. Also included in cash and cash equivalents at July 3, 2010 are funds of $1,201 (2009 - $781) that are specific to Opta Minerals. These funds cannot be used for general corporate purposes and can only be used within these entities.

We intend to maintain a target long term debt to equity ratio of approximately 0.30 - 0.50 to 1.00 versus the current position at July 3, 2010 of 0.33 to 1.00 (2009 - 0.37 to 1.00) and total debt ratio of 0.50 - 0.70 to 1.00 versus our current position of 0.43 to 1.00 (2009 - 0.65 to 1.00).

On June 11, 2010, we completed the sale of our Canadian food distribution assets for cash proceeds of approximately Cdn $68,000, less transaction and related closing costs of approximately $4,937. This cash improved our overall liquidity position by reducing total debt, as well as lowering interest costs related to our syndicated banking facilities.

In order to finance significant acquisitions that may arise in the future, we may need additional sources of cash which we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of securities in relation to an acquisition or a divestiture. There can be no assurance that such financing would be available or, if so, on terms that are acceptable to us.

In the event that we require additional liquidity due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be limited.

Cash flows – Two Quarters Ended July 3, 2010 compared to the Two Quarters Ended June 30, 2009

Net cash and cash equivalents increased by $17,632 during the first two quarters of 2010 (first two quarters of 2009 - decreased by $3,163) to $38,355 at July 3, 2010. The increase in cash and cash equivalents was primarily the result of gross cash proceeds of $65,809 received from the sale of the Canadian Food Distribution business that occurred on June 11, 2010, offset by $34,796 of cash applied to line of credit facilities, $9,417 of cash used for capital expenditures and $4,169 of cash used to repay long-term debt.

SUNOPTA INC.	62	July 3, 2010 10-Q

Operating activities generated $1,675 of cash during the two quarters ended July 3, 2010, compared to $6,955 in the two quarters ended June 30, 2009. Excluding cash flows from operating activities of discontinued operations, cash flows from operating activities of continuing operations decreased by $5,711. The decrease in cash generated from operating activities in the first half of 2010 is due $19,656 more cash used to fund working capital, primarily due to higher accounts receivable and lower accounts payable and accrued liabilities balances, offset by a $13,080 increase in earnings from continuing operations. Cash used by changes in accounts receivable was $14,791 higher in the first two quarters of 2010 compared to the first two quarters of 2009 due, in part, to higher sales levels and the extending of payment terms by some of our customers. The increase in cash used to fund higher accounts receivable balances coincides with an increase in days’ sales outstanding, from 36.1 days at December 31, 2009 to 38.2 days at July 3, 2010. We also used an additional $13,044 of cash for changes in accounts payable and accrued liabilities in the first two quarters of 2010. Contributing to the increase in cash used in changes in accounts payable and accrued liabilities was the cash settlement of $1,900 owing to Abener Energia S.A. due to a prior court ruling, as well as a decrease in day’s payables outstanding to our suppliers. Earnings from continuing operations for the first two quarters of 2010, after adding back items not affecting cash, increased by $13,945 as compared to the first two quarters of 2009, primarily due to an increase of $13,080 in earnings from continuing operations for the period.

Cash used in investing activities of continuing operations was $10,600 in the first two quarters of 2010, compared to $14,052 in the first two quarters of 2009. The decrease of $3,452 is primarily due to lower capital spending as the prior year capital spending included our vegetable oil refinery project. Significant purchases of property, plant and equipment in the first two quarters of 2010 include the expansion of our fiber facility in Cedar Rapids to increase processing capacity, spending on our new aseptic packaging line at our fruit ingredient operation, a methane extraction project at our Cambridge oat fiber ingredient facility, and other plant-specific improvement projects and general maintenance across the organization. Cash provided by investing activities of discontinued operations in the two quarters ended July 3, 2010 includes the cash proceeds received on the sale of the Canadian food distribution assets, offset by purchases of property, plant and equipment made within the discontinued operation.

Financing activities used cash of $38,449 in the first two quarters of 2010 compared generating $3,906 in the first two quarters of 2009, an increase in cash used of $42,355. The increase in cash used reflects the application of proceeds generated from the sale of the Canadian food distribution assets against our U.S. line of credit facility, reducing the balance owing on this facility at July 3, 2010 to $nil. Excluding changes in line of credit facilities, cash flows used in financing activities was $3,653, compared to a use of $5,340 in the first two quarters of 2009, due to lower long-term debt repayments. Subsequent to July 3, 2010, a mandatory repayment of $11,284 was made from cash on hand against our Term Loan facility, in accordance with our syndicated borrowing facilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

All financial numbers presented in this “Item 3. Quantitative and Qualitative Disclosures about Market Risk” are expressed in thousands of U.S. dollar, unless otherwise noted.

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, we may invest in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported on the consolidated statements of operations and comprehensive income. As at July 3, 2010 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at July 3, 2010, the weighted average interest rate of the fixed rate term debt was 7.6% (2009 - 8.5%) and $77,019 (2009 - $83,449) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $4,612 (2009 - $3,740) at an interest rate of 6.0% (December 31, 2009 - 5.8%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates on variable rate term debt the Company’s after tax earnings would (decrease) increase by approximately $33 (2009 - $24).

SUNOPTA INC.	63	July 3, 2010 10-Q

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the U.S. dollar is also our reporting currency. The functional currency of all operations located in Canada is the Canadian dollar, except for SunOpta BioProcess and Opta Minerals, each of which uses the U.S. dollar as its functional currency. The functional currency of all operations located in Europe is the Euro. For these operations, all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the consolidated statements of operations while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in Accumulated Other Comprehensive Income within Shareholders’ Equity. The functional currency of the corporate head office is the U.S. dollar. For the Corporate office, transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange on the consolidated statements of operations.

We are exposed to foreign exchange rate fluctuations as the financial results of SunOpta and its Canadian and European subsidiaries are translated into U.S. dollars on consolidation. The Canadian dollar depreciated relative to the U.S. dollar in the first two quarters of 2010, with closing rates moving from Cdn $1.0510 at December 31, 2009 to Cdn 1.0624 at July 3, 2010 for each U.S. dollar. The Euro depreciated against the U.S. dollar over the first two quarters of 2010, with closing rates moving from $1.4316 at December 31, 2009 to $1.2550 at July 3, 2010. As a result of the depreciation of the Canadian dollar and the sale of Canadian denominated assets to UNFI, and the depreciation of the Euro against the U.S. dollar in the second quarter of 2010, we had a decrease of $23,613 (2009 - a decrease of $7,167) in net Canadian assets and an increase of €1,851 (2009 – an increase of €1,813) in net Euro. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar or Euro with all other variables held constant would result in an increase (decrease) in the fair value of our net assets by $409 (2009 - $7,453) for a Canadian dollar exchange movement and $2,169 (2009 - $1,940) for a Euro exchange movement.

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

We enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at July 3, 2010, resulting in a gain of $751 (2009 - loss of $51); which is included in foreign exchange on the consolidated statements of operations. In 2009, we began taking a more active role in an attempt to reduce exposure to foreign currency exchange rates by entering into forward foreign exchange contracts. The contracts entered into are primarily Canadian dollars and U.S. dollars as well as U.S. dollars and Euros. The net effect of all exchange based transactions including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions including the translation gains and losses related to our Corporate net monetary assets are recorded in foreign exchange on our consolidated statements of operations. For the two quarters ended July 3, 2010, we recorded a gain of $1,499 (2009 – a loss of $501).

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

SUNOPTA INC.	64	July 3, 2010 10-Q

The Company has a risk of loss from hedge activity if a grower does not deliver as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At July 3, 2010 the Company owned 259,166 (2009 - 425,282) bushels of corn with a weighted average price of $3.68 (2009 - $4.02) and 494,960 (2009 - 577,041) bushels of soy beans with a weighted average price of $9.86 (2009 - $10.83) . At July 3, 2010, the Company has a net (short) long positions on soy beans of (68,969) (2009 - 20,834) and a net (short) long position on corn of (8,768) (2009 - 58,140) bushels. An increase/decrease in commodity prices of either soy or corn of 10% would result in an increase (decrease) in carrying value of these commodities by $71 (2009 - $46). In addition, the International Foods Group hedges the purchase of cocoa to minimize price fluctuations. Other than noted above, there are no futures contracts in the other SunOpta Foods segments, Opta Minerals, the BioProcess Group or related to Corporate office activities.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2010.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the second quarter of fiscal 2010. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4A. Controls and Procedures

Not applicable.

SUNOPTA INC.	65	July 3, 2010 10-Q

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 9. Commitments and Contingencies” to our consolidated financial statements included elsewhere in this report.

Item 1A. Risk Factors
Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading “Risk Factors” in Item 1A of that report. There have been no material changes to the previously-reported Risk Factors as of the date of this quarterly report. All of such previously-reported Risk Factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 11, 2010, the Company issued a Warrant to Purchase Common Shares to a financial advisor in connection with an advisory services agreement (the “June warrants”). The June warrant was issued in connection with services to be performed under the advisory services agreement and did not involve any public offering, general advertising or solicitation. Under the terms of the June warrant, upon exercise the warrant holder is entitled to purchase up to 600,000 common shares at an exercise price of $5.11. The June warrant may be exercised at any time on or before June 11, 2015. No consideration was received by the Company upon issuance of the June warrant. Based on certain facts and representations by the financial advisor, the June warrant was issued in reliance upon a claimed exemption from registration under the Securities Act of 1993, as amended, pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933, as amended.

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	66	July 3, 2010 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNOPTA INC.

/s/ Eric Davis
Date: August 11, 2010
by Eric Davis
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	67	July 3, 2010 10-Q

EXHIBIT INDEX

Exhibit No.	Description

2.1

Asset Purchase Agreement, dated as of May 10, 2010, by and among United Natural Foods, Inc., UNFI Canada, Inc., SunOpta Inc. and Drive Organics Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 12, 2010).

2.2

Amendment No. 1 to Asset Purchase Agreement, dated as of June 4, 2010, by and among United Natural Foods, Inc., UNFI Canada, Inc., SunOpta Inc. and Drive Organics Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 10, 2010).

31.1	Certification by Steven Bromley, President and Chief Executive Officer, pursuant to Rule 13a– 14(a) under the Securities Exchange Act of 1934, as amended. **

31.2	Certification by Eric Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a– 14(a) under the Securities Exchange Act of 1934, as amended. **

32	Certifications by Steven Bromley, President and Chief Executive Officer, and Eric Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C Section 1350. **

______________________________
**                      Filed herewith

SUNOPTA INC.	68	July 3, 2010 10-Q