Form 10-Q
period 2010-10-02
SunOpta Inc.
filed 2010-11-12
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number: 001–34198

SUNOPTA INC.
(Exact name of registrant as specified in its charter)

CANADA	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2838 Bovaird Drive West
Brampton, Ontario L7A 0H2, Canada	(905) 455–1990
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]          No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]         No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]

Non–accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [   ]         No [X]

The number of shares of the registrant’s common stock outstanding as of November 1, 2010 was 65,299,048.

SUNOPTA INC.
FORM 10–Q
For the quarterly period ended October 2, 2010
TABLE OF CONTENTS

All financial information is expressed in United States Dollars. The closing rate of exchange on November 1, 2010 was CDN $1 = U.S. $0.9842.

Forward–Looking Statements

This quarterly report of SunOpta Inc. (the “Company”) for the quarterly period ended October 2, 2010 contains forward–looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward–looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate,” “estimate,” “intend,” “project,” “potential,” “continue,” “believe,” “expect,” “could,” “would,” “should,” “might,” “plan,” “will,” “may,” the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to possible operational consolidation, reduction of non–core assets and operations, business strategies, plant and production capacities, revenue generation potential and anticipated construction costs, competitive strengths, goals, capital expenditure plans, business and operational growth and expansion plans, anticipated operating margins and operating income increases, gains or losses associated with business transactions, cost reductions, rationalization and improved efficiency initiatives, proposed new product offerings, and references to the future growth of the business and global markets for the Company’s products. These forward–looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward–looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments as well as other factors that we believe are appropriate in the circumstance.

SUNOPTA INC.	1	October 2, 2010 10–Q

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
  we may require additional capital to maintain current operations, which may not be available on favourable terms or at all;
  consumer preferences for natural and organic food products are difficult to predict and may change;
  we operate in a highly competitive industry;
  an interruption at one of our manufacturing facilities;
  the loss of service of our key management;
  the management of our supply chain;
  volatility in the prices of raw materials and energy;
  climate change legislation;
  impairment charges in goodwill or other long–lived assets;
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
  labour issues; and
  we have continuing indemnification obligations relating to our recent depositions.

Consequently all forward–looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our Annual Report on Form 10–K for the fiscal year ended December 31, 2009. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A, Risk Factors, in our Annual Report on Form 10–K for the fiscal year ended December 31, 2009.

SUNOPTA INC.	2	October 2, 2010 10–Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Financial Statements

SunOpta Inc.

For the quarter and three quarters ended October 2, 2010 and September 30, 2009

(Unaudited)

SUNOPTA INC.	3	October 2, 2010 10–Q

SunOpta Inc.
Consolidated Statements of Operations
For the quarter ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	October 2, 2010	September 30, 2009

Revenues	$217,905	$212,488

Cost of goods sold	184,698	183,949

Gross profit	33,207	28,539

Warehousing and distribution expenses	702	1,036
Selling, general and administrative expenses	21,412	21,747
Intangible asset amortization	1,155	1,300
Other expense (income), net (note 12)	7,453	(270)
Goodwill impairment (note 4)	1,654	8,341
Foreign exchange gain	(58)	(639)

Earnings (loss) from continuing operations before the following	889	(2,976)

Interest expense, net	2,036	3,883

Loss from continuing operations before income taxes	(1,147)	(6,859)

Recovery of income taxes	(1,258)	(145)

Earnings (loss) from continuing operations	111	(6,714)

Discontinued operations (note 2)
Loss from discontinued operations, net of taxes	(15,415)	(150)
Gain on sale of discontinued operations, net of taxes	49,867	–

Earnings (loss) from discontinued operations, net of taxes	34,452	(150)

Earnings (loss)	34,563	(6,864)

Earnings (loss) attributable to non–controlling interests	496	(2,192)

Earnings (loss) attributable to SunOpta Inc.	$34,067	$(4,672)

(Loss) earnings per share – basic (note 6)
–from continuing operations	$(0.01)	$(0.07)
–from discontinued operations	0.53	–
	$0.52	$(0.07)

(Loss) earnings per share – diluted (note 6)
–from continuing operations	$–	$(0.07)
–from discontinued operations	0.52	–
	$0.52	$(0.07)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	4	October 2, 2010 10–Q

SunOpta Inc.
Consolidated Statements of Operations
For the three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Three quarters ended	Three quarters ended
	October 2, 2010	September 30, 2009

Revenues	$668,539	$619,772

Cost of goods sold	560,721	538,859

Gross profit	107,818	80,913

Warehousing and distribution expenses	2,894	3,034
Selling, general and administrative expenses	71,432	64,833
Intangible asset amortization	3,474	3,577
Other expense (income), net (note 12)	8,812	(342)
Goodwill impairment (note 4)	1,654	8,341
Foreign exchange gain	(1,494)	(156)

Earnings from continuing operations before the following	21,046	1,626

Interest expense, net	7,625	10,159

Earnings (loss) from continuing operations before income taxes	13,421	(8,533)

Provision for (recovery of) income taxes	2,672	(1,207)

Earnings (loss) from continuing operations	10,749	(7,326)

Discontinued operations (note 2)
(Loss) earnings from discontinued operations, net of taxes	(14,569)	29
Gain on sale of discontinued operations, net of taxes	63,676	–

Earnings from discontinued operations, net of taxes	49,107	29

Earnings (loss)	59,856	(7,297)

Earnings (loss) attributable to non–controlling interests	710	(2,748)

Earnings (loss) attributable to SunOpta Inc.	$59,146	$(4,549)

Earnings (loss) per share – basic (note 6)
–from continuing operations	$0.16	$(0.07)
–from discontinued operations	0.75	–
	$0.91	$(0.07)

Earnings (loss) per share – diluted (note 6)
–from continuing operations	$0.15	$(0.07)
–from discontinued operations	0.75	–
	$0.90	$(0.07)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	October 2, 2010 10–Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	October 2, 2010	September 30, 2009

Earnings (loss) from continuing operations	$111	$(6,714)
Earnings (loss) from discontinued operations, net of taxes	34,452	(150)
	34,563	(6,864)

Currency translation adjustment	3,313	7,090
Change in fair value of interest rate swap, net of taxes	63	14
Other comprehensive earnings, net of taxes	3,376	7,104

Comprehensive earnings	37,939	240

Comprehensive earnings (loss) attributable to non–controlling interests	724	(2,120)

Comprehensive earnings attributable to SunOpta Inc.	$37,215	$2,360

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	October 2, 2010 10–Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Three quarters ended	Three quarters ended
	October 2, 2010	September 30, 2009

Earnings (loss) from continuing operations	$10,749	$(7,326)
Earnings from discontinued operations, net of taxes	49,107	29
	59,856	(7,297)

Currency translation adjustment	(852)	9,500
Change in fair value of interest rate swap, net of taxes	203	334
Other comprehensive (loss) earnings, net of taxes	(649)	9,834

Comprehensive earnings	59,207	2,537

Comprehensive earnings (loss) attributable to non–controlling interests	267	(2,690)

Comprehensive earnings attributable to SunOpta Inc.	$58,940	$5,227

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	October 2, 2010 10–Q

SunOpta Inc.
Consolidated Balance Sheets
As at October 2, 2010 and December 31, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	October 2, 2010	December 31, 2009

Assets		(see note 2)

Current assets
Cash and cash equivalents (note 13)	$21,067	$1,752
Accounts receivable	94,618	78,483
Inventories (note 3)	158,049	157,541
Prepaid expenses and other current assets	13,573	10,001
Current income taxes recoverable	–	442
Deferred income taxes	5,173	5,457
Current assets held for sale (note 2)	–	56,140
	292,480	309,816

Investments (note 2)	33,345	–
Property, plant and equipment	100,266	103,561
Goodwill (note 4)	30,134	31,431
Intangible assets	48,424	55,229
Deferred income taxes	10,680	15,257
Other assets	2,037	2,876
Non–current assets held for sale (note 2)	–	33,120

	$517,366	$551,290

Liabilities

Current liabilities
Bank indebtedness (note 7)	$23,690	$63,481
Accounts payable and accrued liabilities	100,167	87,519
Customer and other deposits	963	1,064
Income taxes payable	1,612	–
Other current liabilities	1,187	1,566
Current portion of long–term debt (note 8)	53,842	52,455
Current portion of long–term liabilities	373	683
Current liabilities held for sale (note 2)	–	19,135
	181,834	225,903

Long–term debt (note 8)	17,183	34,734
Long–term liabilities	2,595	2,760
Deferred income taxes	13,126	12,708
Non–current liabilities held for sale (note 2)	–	487
	214,738	276,592

Preferred shares of a subsidiary company held for sale (note 2)	–	28,187

Equity
SunOpta Inc. shareholders’ equity
Capital Stock (note 5)	179,587	178,694
65,299,048 common shares (December 31, 2009 – 64,982,968)
Additional paid in capital (note 5)	11,480	7,934
Retained earnings	93,292	34,146
Accumulated other comprehensive income	4,101	12,079
	288,460	232,853
Non–controlling interest	14,168	13,658
Total equity	302,628	246,511

	$517,366	$551,290
Commitments and contingencies (note 10)
Subsequent events (note 15)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	October 2, 2010 10–Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

				Accumulated
		Additional		other	Non–
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	income (loss)	interest	Total

Balance at December 31, 2009	178,694	7,934	34,146	12,079	13,658	246,511

Employee share purchase plan and compensation grants	596	–	–	–	–	596
Exercise of options (note 5)	297	(43)	–	–	–	254
Issuance of warrants (note 5)	–	2,163	–	–	–	2,163
Stock based compensation	–	1,426	–	–	–	1,426
Earnings from continuing operations	–	–	10,039	–	710	10,749
Earnings from discontinued operations, net of income taxes	–	–	49,107	(7,772)	–	41,335
Currency translation adjustment	–	–	–	(341)	(511)	(852)
Non–controlling interest contributions	–	–	–	–	243	243
Change in fair value of interest rate swap, net of income taxes	–	–	–	135	68	203

Balance at October 2, 2010	179,587	11,480	93,292	4,101	14,168	302,628

				Accumulated
		Additional		other	Non–
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	income (loss)	interest	Total

Balance at December 31, 2008	177,858	6,778	40,909	1,266	15,102	241,913

Employee share purchase plan and compensation grants	627	–	–	–	–	627
Stock based compensation	–	1,061	–	–	–	1,061
Loss from continuing operations	–	–	(4,578)	–	(2,748)	(7,326)
Earnings from discontinued operations, net of income taxes	–	–	29	–	–	29
Currency translation adjustment	–	–	–	9,554	(54)	9,500
Non–controlling interest contributions	–	–	–	–	110	110
Change in fair value of interest rate swap, net of income taxes	–	–	–	222	112	334

Balance at September 30, 2009	178,485	7,839	36,360	11,042	12,522	246,248

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	October 2, 2010 10–Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarter ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	October 2, 2010	September 30, 2009

Cash provided by (used in)

Operating activities
Earnings (loss)	$34,563	$(6,864)
Earnings (loss) from discontinued operations	34,452	(150)
Earnings (loss) from continuing operations	111	(6,714)
Items not affecting cash
Amortization	4,110	4,187
Unrealized loss (gain) on foreign exchange	829	(169)
Deferred income taxes	(1,909)	(1,459)
Goodwill impairment (note 4)	1,654	8,341
Impairment of long–lived assets (note 12)	7,505	–
Other	21	2,254
Changes in non–cash working capital (note 9)	8,371	13,683
Net cash flows from operations – continuing operations	20,692	20,123
Net cash flows from operations – discontinued operations	(5,362)	(857)
	15,330	19,266
Investing activities
Purchases of property, plant and equipment, net	(4,714)	(1,871)
Purchases of patents, trademarks and other intangible assets	(37)	(77)
Other	116	2,041
Cash from investing activities – continuing operations	(4,635)	93
Cash from investing activities – discontinued operations	(12,485)	1,120
	(17,120)	1,213
Financing activities
Decrease in line of credit facilities	(4,359)	(18,996)
Proceeds from the issuance of common shares	338	215
Repayment of long–term debt	(12,158)	(3,141)
Other	(44)	(1)
Cash flows from financing activities – continuing operations	(16,223)	(21,923)
Cash flows from financing activities – discontinued operations	–	–
	(16,223)	(21,923)
Foreign exchange gain on cash held in a foreign currency	725	573
Decrease in cash and cash equivalents during the period	(17,288)	(871)

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	17,974	19,136
Less: Balance included at end of period	–	(19,400)

Cash and cash equivalents – beginning of the period	20,381	2,456

Cash and cash equivalents – end of the period	21,067	1,321

Supplemental cash flow information (notes 9 and 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	October 2, 2010 10–Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Three quarters ended	Three quarters ended
	October 2, 2010	September 30, 2009

Cash provided by (used in)

Operating activities
Earnings (loss)	$59,856	$(7,297)
Earnings from discontinued operations	49,107	29
Earnings (loss) from continuing operations	10,749	(7,326)
Items not affecting cash
Amortization	12,350	12,806
Unrealized gain on foreign exchange	(589)	(403)
Deferred income taxes	(784)	(354)
Goodwill impairment (note 4)	1,654	8,341
Impairment of long–lived assets (note 12)	7,895	–
Other	1,603	337
Changes in non–cash working capital (note 9)	(10,434)	14,628
Net cash flows from operations – continuing operations	22,444	28,029
Net cash flows from operations – discontinued operations	(5,439)	(1,808)
	17,005	26,221
Investing activities
Purchases of property, plant and equipment, net	(13,545)	(9,490)
Payment of deferred purchase consideration	(721)	(1,500)
Purchases of patents, trademarks and other intangible assets	(400)	(214)
Other	281	(191)
Cash from investing activities – continuing operations	(14,385)	(11,395)
Cash from investing activities – discontinued operations	52,298	(1,669)
	37,913	(13,064)
Financing activities
Decrease in line of credit facilities	(39,155)	(9,750)
Borrowings under long–term debt	247	716
Proceeds from the issuance of common shares	850	627
Repayment of long–term debt	(16,327)	(9,670)
Other	(287)	60
Cash flows from financing activities – continuing operations	(54,672)	(18,017)
Cash flows from financing activities – discontinued operations	–	–
	(54,672)	(18,017)
Foreign exchange gain on cash held in a foreign currency	98	826

Increase (decrease) in cash and cash equivalents during the period	344	(4,034)

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	18,971	22,877
Less: Balance included at end of period	–	(19,400)

Cash and cash equivalents – beginning of the period	1,752	1,878

Cash and cash equivalents – end of the period	$21,067	$1,321

Supplemental cash flow information (notes 9 and 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	11	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1.     Basis of presentation, fiscal year–end and new accounting pronouncements

Basis of presentation

The interim consolidated financial statements of SunOpta Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and three quarters ended October 2, 2010 are not necessarily indicative of the results that may be expected for the full year ending January 1, 2011 or for any other period. For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10–K for the year ended December 31, 2009.

The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ended December 31, 2009, except for the effects of the sales of the Canadian Food Distribution business and SunOpta BioProcess Inc., as outlined in note 2. Intercompany accounts and transactions have been eliminated on consolidation.

Fiscal year–end

On March 9, 2010, the Board of Directors of the Company approved a change to the Company’s fiscal year period from a fiscal year ending on December 31 to a floating year–end on the Saturday closest to December 31, based on a 52 week calendar, wherein every fiscal quarter (except for the first quarter which included two additional days) is comprised of 13 weeks or 91 days. This change is effective for fiscal 2010, resulting in a year–end of January 1, 2011 and the quarterly periods for fiscal 2010 ending on April 3, July 3 and October 2. The fiscal year of Opta Minerals Inc. (“Opta Minerals”), which is 66.4% owned by the Company, ends on December 31, 2010, and its quarterly periods for fiscal 2010 end on March 31, June 30 and September 30. The consolidated statements of operations, cash flows and balance sheets for the Company in the current quarter include the results of Opta Minerals through September 30, 2010.

New accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 810 (formerly Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”). This accounting standard is a revision to a previous FASB Interpretation and changes how a reporting entity evaluates whether an entity is a variable interest entity (“VIE”) and which entity is considered the primary beneficiary of a VIE and is therefore required to consolidate the VIE. This accounting standard will also require continuous reassessments of which party within the VIE is considered the primary beneficiary. ASC 810 became effective January 1, 2010. As a result of adopting this standard, the Company reassessed its investments and did not change its position as the primary beneficiary of its VIEs.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010–06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Topic 820, “Fair Value Measures and Disclosures.” ASU No. 2010–06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The Company adopted the guidance in ASU No. 2010–06 on January 1, 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires expanded disclosures only, and did not have any impact on the Company’s consolidated financial statements.

SUNOPTA INC.	12	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.     Discontinued operations

(a)     Divestiture of Canadian Food Distribution Business

On May 10, 2010, the Company entered into an agreement to sell its Canadian Food Distribution assets (“CFD” or the “CFD Transaction”) to UNFI Canada Inc., a wholly–owned subsidiary of United Natural Foods Inc. The CFD Transaction closed on June 11, 2010 for cash consideration of Cdn $68,000 (U.S. – $65,809). The net proceeds are subject to post closing adjustments, in accordance with the asset purchase agreement, which are expected to be finalized by June 2011.

The following is a summary of the CFD Transaction:

Cash consideration	$65,809
Transaction and related costs	(4,937)
Net proceeds	60,872
Net assets sold	(51,655)
Accumulated other comprehensive income related to assets sold	7,772
Pre–tax gain on sale	16,989
Provision for income taxes	(3,180)
Gain on sale of discontinued operations	$13,809

The gain on sale of discontinued operations has been recorded in discontinued operations on the consolidated statements of operations.

The operating results of the CFD business are included within (loss) earnings from discontinued operations, net of income tax, on the consolidated statement of operations. The operating results for the three quarters ended October 2, 2010 reflect the operating results from January 1, 2010 through to the date of the sale, June 11, 2010. The summary comparative financial results of discontinued operations related to the CFD business were as follows:

	Quarter ended		Three quarters ended
	October 2,	September 30,	October 2,	September 30,
	2010	2009	2010	2009

Revenues	$–	$41,324	$82,859	$123,707

Earnings before taxes from discontinued operations up to the date of sale	–	1,076	2,168	3,681
Costs allocated to discontinued operations as a result of sale	–	–	(1,289)	–
Earnings from discontinued operations before taxes	–	1,076	879	3,681
Provision for income taxes	–	342	265	1,171
	$–	$734	$614	$2,510

The assets sold in the CFD Transaction were part of the former Distribution Group segment.

SUNOPTA INC.	13	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.     Discontinued operations, continued

(b)     Divestiture of SunOpta BioProcess Inc.

On August 31, 2010, the Company completed a transaction to sell its 100% ownership in SunOpta BioProcess Inc. (“SBI” or the “SBI Transaction”) to Mascoma Canada Inc., a wholly–owned subsidiary of Mascoma Corporation (“Mascoma”). As consideration for selling all the outstanding common shares of SBI, the Company received non–cash consideration equal to a 19.55% ownership interest in Mascoma, through a combination of preferred and common shares, valued at $50,925. The non–cash consideration includes 11,268,868 series D preferred shares, 3,756,290 common shares and 1,000,000 warrants to purchase common shares of Mascoma. In conjunction with the sale, the Company settled the preferred share liability with the former SBI preferred shareholders, through the transfer of 4,688,000 of the series D preferred shares received. In addition, as a result of the change in control of SBI, the vesting of previously issued SBI stock options were accelerated, and the 800,000 restricted stock units (“RSU”) were settled in cash at a value of $4.49 per RSU. The fair value of consideration received, net of the settlement to the former SBI preferred shareholders, resulted in a $33,345 investment in Mascoma, which is presented as a non–current asset on the Company’s balance sheet. The investment in Mascoma will be accounted for under the cost method of accounting, based on the 19.65% ownership interest taken back, and the inability of the Company to exert significant influence over the operations of Mascoma. This transaction is subject to post closing adjustments, in accordance with the share purchase agreement, which are expected to be finalized within the next 12 months.

The following is a summary of the SBI Transaction:

Net fair value assigned to non–cash consideration applicable to SunOpta Inc.	$33,345
Transaction and related costs	(3,478)
Net liabilities sold	11,128
Release of additional paid in capital recorded from accelerated vesting of stock options related to SBI	11,025
Pre–tax gain on sale	52,020
Provision for income taxes	(2,153)
Gain on sale of discontinued operations	$49,867

The gain on sale of discontinued operations has been recorded in discontinued operations on the consolidated statements of operations.

SUNOPTA INC.	14	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.     Discontinued operations, continued

The operating results of SunOpta BioProcess Inc. are included within (loss) earnings from discontinued operations, net of income tax, on the consolidated statement of operations. The operating results for the quarter ended October 2, 2010 and the three quarters ended October 2, 2010, reflect the operating results through to the date of sale, August 31, 2010. The summary comparative financial results of discontinued operations related to SunOpta BioProcess Inc. were as follows:

	Quarter ended		Three quarters ended
	October 2,	September 30,	October 2,	September 30,
	2010	2009	2010	2009

Revenues	$1,329	$–	$4,005	$132

Loss before taxes from discontinued operations up to the date of sale	(15,348)	(884)	(14,916)	(2,481)
Costs allocated to discontinued operations as a result of sale	(67)	–	(267)	–
Loss from discontinued operations before taxes	(15,415)	(884)	(15,183)	(2,481)
Provision for income taxes	–	–	–	–
	$(15,415)	$(884)	$(15,183)	$(2,481)

Included in loss before income taxes from discontinued operations up to the date of sale is $15,280 of stock–based and other compensation rewards that were triggered upon the change in control of SBI.

The business sold was part of the former SunOpta BioProcess segment.

Included in current assets held for sale (as at December 31, 2009) are cash and cash equivalents related to SBI of $18,954 that could not be used by the Company for general corporate purposes, and was maintained in separate bank accounts of SBI.

SUNOPTA INC.	15	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.     Discontinued operations, continued

The assets and liabilities related to the CFD Transaction and SBI Transaction have been reclassified as assets and liabilities held for sale on the Company's balance sheet at December 31, 2009, as follows:

	CFD Transaction	SBI Transaction	Held for Sale

Cash and cash equivalents	$17	$18,954	$18,971
Accounts receivable	15,451	307	15,758
Inventories	20,593	6	20,599
Prepaid expenses and other current assets	713	99	812
Current assets held for sale	36,774	19,366	56,140

Property, plant and equipment	$7,196	$1,872	$9,068
Goodwill	18,286	–	18,286
Intangible assets	5,344	422	5,766
Non–current assets held for sale	30,826	2,294	33,120

Accounts payable and accrued liabilities	$17,852	$882	$18,734
Customer and other deposits	23	349	372
Current portion of long–term liabilities	29	–	29
Current liabilities held for sale	17,904	1,231	19,135

Long–term liabilities	$487	$–	$487
Non–current liabilities held for sale	487	–	487

Preferred shares of a subsidiary company held for sale	$–	$28,187	$28,187
Preferred shares of a subsidiary company held for sale	–	28,187	28,187

3.     Inventories

	October 2, 2010	December 31, 2009

Raw materials and work–in–process	$69,328	$66,052
Finished goods	83,130	87,497
Company–owned grain	10,407	13,791
Inventory reserve	(4,816)	(9,799)
	$158,049	$157,541

4.     Goodwill impairment

During the quarter ended October 2, 2010, the Company determined that there were external market conditions and other circumstances that suggested the carrying value of the natural health products reporting unit, which is part of the International Foods segment, may exceed its fair value. These external market conditions and other circumstances included reduced sales levels, increased competition leading to price concessions and decreased market share, shift in product mix causing lower gross margins, and product de–listing at certain retailers. As a result of completing the test for goodwill impairment, the Company determined that the carrying value of goodwill in its natural health reporting unit exceeded its fair value, and recorded a non–cash goodwill impairment charge of $1,654. The fair value of the natural health products reporting unit was estimated using the expected present value of future cash flows. The Company’s other reporting units will be tested for impairment in the fourth quarter as part of the annual impairment test.

SUNOPTA INC.	16	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

4.     Goodwill impairment, continued

During the quarter ended September 30, 2009, Opta Minerals determined that there were external market conditions and other circumstances that suggested the carrying value of certain reporting units in Opta Minerals may exceed their fair value. These external market conditions and other circumstances included continued operating losses and extended periods of facility under–utilization due to continued weakness in the steel, abrasives and foundry markets. As a result of completing a test for goodwill impairment, Opta Minerals determined that the carrying value of goodwill in certain of its mill and foundry and abrasive products reporting units exceeded their fair value, and recorded a non–cash impairment charge of $8,341. The Company has recorded this charge in its Opta Minerals operating segment.

5.     Capital stock

(a)     Capital stock

Transactions involving capital stock for the quarter ended October 2, 2010 and September 30, 2009 and for the three quarters ended October 2, 2010 and September 30, 2009, were as follows:

	Quarter ended		Quarter ended
	October 2, 2010		September 30, 2009
	Number	Amount	Number	Amount
		$		$
Balance, beginning of period	65,170,331	179,218	64,846,560	178,270
Common shares issued on exercise of options by employees and directors	90,940	201	–	–
Common shares issued as part of the Company's employee stock purchase plan	37,777	168	68,883	215
Balance, end of period	65,299,048	179,587	64,915,443	178,485

	Three quarters ended		Three quarters ended
	October 2, 2010		September 30, 2009
	Number	Amount	Number	Amount

Balance, beginning of period	64,982,968	178,694	64,493,320	177,858
Common shares issued on exercise of options by employees and directors	140,420	297	–	–
Common shares issued as part of the Company's employee stock purchase plan	173,160	596	419,623	627
Common shares issued to the Company's Chief Executive Officer as part of an award granted February 8, 2007	2,500	–	2,500	–
Balance, end of period	65,299,048	179,587	64,915,443	178,485

SUNOPTA INC.	17	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

5.     Capital stock, continued

(b)     Warrants

On February 5, 2010 (the “First Tranche”), and June 11, 2010 (the “Second Tranche”), the Company issued warrants pursuant to an Advisory Services Agreement. A fair value of $441 and $1,722, respectively, was assigned to these warrants, using the Black–Scholes option pricing model, and were expensed in full during the quarter of issuance with the offset recorded as an increase to additional paid in capital. The Second Tranche of warrants were issued following the consummation of the sale of the Canadian Food Distribution business (see note 2(a)) and the cost was included as part of the gain on sale of discontinued operations. Inputs used in the Black–Scholes option pricing model for the warrants were as follows:

	First Tranche	Second Tranche
	February 5, 2010	June 11, 2010

Number of warrants issued	250,000	600,000
Exercise price	3.25	5.11
Expected volatility	72.0%	72.1%
Risk–free interest rate	2.5%	2.1%
Dividend yield	0%	0%
Expected life (in years)	5	5

The fair value of the warrants is based on estimates of the number of warrants that management expects to vest, which was estimated to be 100% of the granted amounts.

(c)     Options

There were 681,000 options granted to employees and directors in the three quarters ended October 2, 2010 (September 30, 2009 – 1,078,000). The inputs used in the Black–Scholes model to determine the fair value of the options granted were as follows:

	Three quarters ended	Three quarters ended
	October 2, 2010	September 30, 2009

Number of options issued	681,000	1,078,000
Exercise price	$4.45 – $5.62	$0.91 – $1.92
Weighted average expected volatility	68.2%	70.6%
Weighted average risk–free interest rate	2.3%	2.0%
Dividend yield	0%	0%
Expected life (in years)	6	6

The weighted average fair value of the options granted for the three quarters ended October 2, 2010 amounted to $2.79 (September 30, 2009 – $1.05). The fair value of the options is based on estimates of the number of options that management expects to vest, which is estimated to be 85% of the granted amounts.

SUNOPTA INC.	18	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.     Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	Quarter ended		Three quarters ended
	October 2,	September 30,	October 2,	September 30,
	2010	2009	2010	2009

(Loss) earnings from continuing operations attributable to SunOpta Inc.	$(385)	$(4,522)	$10,039	$(4,578)
Earnings (loss) from discontinued operations, net of taxes	34,452	(150)	49,107	29
Earnings (loss) attributable to SunOpta Inc.	$34,067	$(4,672)	$59,146	$(4,549)

Weighted average number of shares used in basic earnings per share	65,120,570	64,866,777	65,112,908	64,714,881
Dilutive potential of the following:
Employee/director stock options	736,460	503,332	561,136	286,753
Warrants	129,004	–	90,821	–
Diluted weighted average number of shares outstanding	65,986,034	65,370,109	65,764,865	65,001,634

(Loss) earnings per share – basic:
From continuing operations	$(0.01)	$(0.07)	$0.16	(0.07)
From discontinued operations	0.53	–	0.75	–
	$0.52	$(0.07)	$0.91	(0.07)

(Loss) earnings per share – diluted:
From continuing operations	$–	$(0.07)	$0.15	(0.07)
From discontinued operations	0.52	–	0.75	–
	$0.52	$(0.07)	$0.90	(0.07)

For the quarter ended October 2, 2010, options to purchase 875,300 (September 30, 2009 – 1,815,375) common shares have been excluded from the calculations of diluted earnings per share due to their anti–dilutive effect. For the three quarters ended October 2, 2010, options to purchase 1,010,000 (September 30, 2009 – 1,815,375) common shares have been excluded from the calculations of diluted earnings per share due to their anti–dilutive effect.

SUNOPTA INC.	19	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.     Bank indebtedness

	October 2, 2010	December 31, 2009

Canadian line of credit facility (a)	$–	$–
U.S. line of credit facility (b)	–	44,130
Opta Minerals Canadian line of credit facility (c)	2,980	3,355
TOC line of credit facilities (d)	20,710	15,996
	$23,690	$63,481

(a)     Canadian line of credit facility:

The Company has a Canadian line of credit of Cdn $20,000 (U.S. – $19,598). As at October 2, 2010, nil (December 31, 2009 – nil) of this facility was utilized, and there were no amounts committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios. At October 2, 2010, the interest rate on this facility was 5.00% (December 31, 2009 – 7.50%), calculated as Canadian prime plus a premium of 2.00%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of the Company’s Canadian business as defined in the Credit Agreement. At October 2, 2010, the borrowing base supported draws to $8,861. At October 2, 2010, 0.75% of undrawn balances on this facility are charged to the Company as standby fees, based on the Credit Agreement.

(b)     U.S. line of credit facility:

The Company has a U.S. line of credit of $80,000. As at October 2, 2010, $2,524 (December 31, 2009 – $45,754) of this facility was utilized, representing $2,524 (December 31, 2009 – $1,624) committed through letters of credit. During the second quarter, cash proceeds from the sale of the Canadian Food Distribution Assets (see note 2), were used to repay the outstanding balance. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios. At October 2, 2010, the weighted average interest rate on this facility was 3.26% (December 31, 2009 – 3.73%), based on LIBOR plus a premium of 3.00%. The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories of the Company’s U.S. business as defined in the Credit Agreement. At October 2, 2010, the borrowing base supported draws to $62,318. At October 2, 2010, 0.75% of undrawn balances on this facility are charged to the Company as standby fees, based on the Credit Agreement.

The above line of credit facilities as well as certain long–term debt balances (see note 8) are collateralized by a first priority security against substantially all of the Company’s assets in Canada, the United States and Mexico, excluding the assets of Opta Minerals and The Organic Corporation.

The Company has certain financial covenants that it is measured against on a quarterly basis. See note 8 for a discussion of the Company’s compliance with respect to these covenants.

(c)     Opta Minerals Canadian line of credit facility:

Opta Minerals has a line of credit facility of Cdn $15,000 (U.S. – $14,699). At September 30, 2010, Cdn $4,203 (U.S. – $4,119) ((December 31, 2009 – Cdn $4,686 (U.S. – $4,459)) of this facility has been utilized, including letters of credit in the amount of Cdn $1,162 (U.S. – $1,139) (December 31, 2009 – Cdn $1,160 (U.S. – $1,104)). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including prime, U.S. dollar base rate, bankers’ acceptances or LIBOR plus a margin based on certain financial ratios of the Company. At September 30, 2010, the weighted average interest rate on this facility was 7.69% (December 31, 2009 – 7.50%).

SUNOPTA INC.	20	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.     Bank indebtedness, continued

Opta Minerals’ line of credit facility, along with its unused portion of the revolving acquisition facility (note 8(c)), is subject to annual extensions, and were extended on July 15, 2010 to August 16, 2011.

(d)     TOC line of credit facilities:

The Organic Corporation (“TOC”) has a line of credit facility of € 30,000 (U.S. – $41,340). At October 2, 2010, € 16,547 (U.S. – $22,801) (December 31, 2009 – € 12,746 (U.S. – $18,247) of this facility had been utilized, including letters of credit in the amount of € 2,322 (U.S. – $3,200) (December 31, 2009 – € 2,119 (U.S. – $3,034)). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. LIBOR and Euro LIBOR plus a premium of 1.85%. At October 2, 2010, the weighted average interest rate on this facility was 2.55%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of TOC and its subsidiaries. At October 2, 2010, the borrowing base securing this facility supported draws to € 21,043 (U.S. – $28,997) (December 31, 2009 – € 17,019 (U.S. – $24,364)).

A less–than–wholly owned subsidiary of TOC has line of credit facilities with availability of $1,302 (December 31, 2009 – $1,394) which are fully guaranteed by TOC. As at October 2, 2010, $1,109 (December 31, 2009 – $783) of these facilities had been used. Interest on borrowings under these facilities accrues at either a base rate of 0.4% plus a premium of 6.00%, or a fixed rate of 9.75%. At October 2, 2010, the weighted average interest rate on these facilities was 8.9% (December 31, 2009 –8.6%) and TOC is in compliance with all material requirements under this facility.

8.     Long–term debt

	October 2, 2010	December 31, 2009

Syndicated Lending Agreement:
Term loan facility (a)	$33,716	$45,000

Other Long–Term Debt:
Opta Minerals term loan facility (b)	7,850	8,830
Opta Minerals revolving acquisition facility (c)	11,448	12,362
Subordinated debt to former shareholders of TOC (d)	4,758	4,944
Promissory notes (e)	12,847	15,504
Other long–term debt (f)	268	380
Term loans payable (g)	43	52
Capital lease obligations (h)	95	117
	71,025	87,189
Less: current portion	53,842	52,455
	$17,183	$34,734

SUNOPTA INC.	21	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.     Long–term debt, continued

Details of the Company’s long–term debt are as follows:

(a)     Term loan facility:

The term loan facility balance at October 2, 2010 was $33,716 (December 31, 2009 – $45,000). The entire loan principal is due December 20, 2012 and, at that time, is renewable at the option of the lender and the Company. Interest on the term loan facility is payable at a fixed rate of 6.44% plus a margin of up to 360 basis points based on certain financial ratios of the Company. As at October 2, 2010, the interest rate was 8.04% (December 31, 2009 – 9.74%). As a result of the sale of the Canadian Food Distribution assets (see note 2), $11,284 was repaid on July 16, 2010 in accordance with the terms of the loan agreement.

The term loan facility, and the U.S. line of credit facility (see note 6), are collateralized by a first priority security against substantially all of the Company’s assets in Canada, the United States and Mexico, excluding the assets of Opta Minerals and TOC.

(b)     Opta Minerals term loan facility:

The term loan facility has a maximum available borrowing amount of Cdn $8,011 (U.S. – $7,850). This facility matures on August 30, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of Cdn $312 (U.S. – $306). At September 30, 2010, the term loan facility was fully drawn (2009 – $9,280 (U.S. – $8,830)). At September 30, 2010, the weighted average interest rate on this facility was 7.66% (December 31, 2009 – 7.50%).

(c)     Opta Minerals revolving acquisition facility:

The revolving acquisition facility has a maximum available borrowing amount of Cdn $14,043 (U.S. – $13,761) to finance future acquisitions and capital expenditures. Principal is payable quarterly equal to 1/40 of the drawdown amount. Any remaining outstanding principal under this facility is due upon maturity. The facility is revolving for one year, with a five year term out option. The outstanding balance on the revolving acquisition facility at September 30, 2010 was Cdn $11,683 (U.S. – $11,448) (2009 – Cdn $12,992 (U.S. – $12,362)). At September 30, 2010, the weighted average interest rate on this facility was 7.24% (2009 – 6.99%).

The Opta Minerals’ credit facilities described above are collateralized by a first priority security against substantially all of the Opta Minerals assets in both Canada and the United States.

Opta Minerals entered into a cash flow hedge in 2007. The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (U.S. – $16,854) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The estimated fair value of the interest rate swap at September 30, 2010 was a loss of $1,095 (December 31, 2009 – loss of $1,387). The incremental gain in fair value of $292 (net of income taxes of $89) has been recorded in other comprehensive loss for the period. The fair value liability is included in long–term liabilities on the consolidated balance sheets.

(d)     Subordinated debt to former shareholders of TOC:

In conjunction with the acquisition of TOC on April 2, 2008, its former shareholders provided a subordinated loan to TOC in the amount of €3,000 (U.S. – $4,134). The loan bears interest at 7% payable to the former shareholders on a semi–annual basis. The subordinated loan, as well as €453 (U.S. – $624) previously loaned to TOC, is repayable in full on March 31, 2011.

SUNOPTA INC.	22	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.     Long–term debt, continued

(e)     Promissory Notes:

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions. As consideration in the acquisition of TOC, the Company issued a total of €9,000 (U.S. – $12,402) in promissory notes which are secured by a pledge of the common shares of TOC. Of the €9,000 (U.S. – $12,402) issued, €1,000 (U.S. – $1,436) was paid in cash on April 5, 2010, with the remaining €8,000 (U.S. – $11,024) due March 31, 2011. Due to TOC’s opening balance sheet not meeting pre–determined working capital targets, and an undisclosed liability that existed prior to the Company’s April 2, 2008 acquisition, € 528 (U.S. – $728) of the promissory notes due March 31, 2011 will not be paid. Accordingly, the balance of the promissory notes at October 2, 2010 is €7,472 (U.S. – $10,296).

In addition, $2,551 remains owing to various former shareholders at a weighted average interest of 5.38%. Of the $12,847 in total promissory notes, $12,535 are due in the next 12 months, with the remaining balances due in varying installments through 2012.

(f)     Other long–term debt:

A less–than–wholly owned subsidiary of TOC has a maximum borrowing amount of 6,500 Ethiopia Birr (“ETB”) (U.S. – $453). The outstanding balance at October 2, 2010, was $268 (December 31, 2009 – $380). At October 2, 2010, the weighted average interest rate on borrowed funds was 10.3% (December 31, 2009 – 10.1%).

(g)     Term loans payable:

Term loans payable bear a weighted average interest rate of 5.3% (December 31, 2009 – 4.9%) due in varying installments through 2013 with principal payments of $13 due in the next 12 months.

(h)     Capital lease obligations:

Capital lease obligations are due in monthly payments, with a weighted average interest rate of 6.8% (December 31, 2009 – 6.9%).

The long–term debt and capital leases described above have required repayment terms in the next five years ending October 2, as follows:

2011	$53,842
2012	3,419
2013	2,801
2014	2,784
2015	2,780
Thereafter	5,399
$71,025

At October 2, 2010, the Company was in compliance with its covenants, which relate to the Canadian line of credit facility, the U.S. line of credit facility (see notes 7(a) and (b)), as well as the term loan facilities. In addition, Opta Minerals was in compliance with its financial covenants which relate to the Canadian Line of Credit Facility (see note 7(c)), as well as the term loan facility and revolving acquisition facility.

SUNOPTA INC.	23	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.     Supplemental cash flow information

	Quarter ended		Three quarters ended
	October 2,	September 30,	October 2,	September 30,
	2010	2009	2010	2009

Changes in non–cash working capital:
Accounts receivable	$5,955	$3,003	$(16,161)	$(4,955)
Inventories	(9,840)	20,988	(441)	27,074
Income tax recoverable	534	580	2,054	(118)
Prepaid expenses and other current assets	(4,710)	(96)	(4,271)	(1,970)
Accounts payable and accrued liabilities	16,685	(10,549)	8,836	(4,667)
Customer and other deposits	(253)	(243)	(451)	(736)
	$8,371	$13,683	$(10,434)	$14,628

Cash paid for:
Interest	$2,136	$2,580	$6,774	$8,429
Income taxes	41	373	1,070	658

10.     Commitments and contingencies

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

On September 24, 2009 the Company announced that it entered into a tentative agreement to settle all claims raised in these class action proceedings. In return for the dismissal of the class actions and releases from proposed class members of settled claims against the Company and other named defendants, the settlement agreement provided for a total cash contribution of $11,250 to a settlement fund, the adoption of certain governance enhancements to the Company’s Audit Committee charter and Internal Audit Charter and the adoption of an enhanced information technology conversion policy. The settlement was entirely funded by the Company’s insurers.

The settlements were approved by the United States District Court for the Southern District of New York and Ontario Superior Court of Justice in May 2010 and as a result the terms of the settlement have become effective, including the dismissal of the U.S. and Ontario class actions and releases of settled claims against the Company and other named defendants.

SUNOPTA INC.	24	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.     Commitments and contingencies, continued

(b)     Formal investigation by the SEC

In 2008 the Company received letters from the SEC requesting additional information in connection with the restatement of the Company’s filings for each of the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007. The SEC concluded their investigation in the quarter ended October 2, 2010 and came to a settlement with the Company, Mr. Bromley, President and CEO and Mr. Dietrich the former CFO of the Company. Under the settlement, the Company has agreed to an administrative order (“Order”) directing that the Company cease and desist from committing or causing any violations and any future violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 12b–20, 13a–11 and 13a–13 thereunder. The Order does not require the Company to make any payment. Mr. Bromley and Mr. Dietrich also have agreed to the Order, which directs that they cease and desist from committing and causing any violations and any future violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b–20, 13a–11, 13a–13 and 13a–14 thereunder and pay disgorgement of $46 and $7, respectively. Those amounts represent a portion of the proceeds that each of them received in connection with properly approved option exercises and sales of the Company’s common stock that occurred before the Company’s quarterly financial statements for 2007 were restated. The Company, Mr. Bromley and Mr. Dietrich each consented to the issuance of the Order without admitting or denying the Commission’s findings. The settlement concludes the Commission’s inquiry.

(c)     Vargas Class Action

In September 2008, a single plaintiff and a former employee filed a wage and hour dispute, against SunOpta Fruit Group, Inc., as a class action alleging various violations of California’s labour laws (the “Vargas Class Action”). A tentative settlement of all claims was reached at mediation on January 15, 2010 and the parties executed a settlement agreement resolving all claims of the class. The terms of the proposed settlement are still to be finalized by the court. As a result of the tentative settlement, the Company accrued a liability of $1,200 as at December 31, 2009.

(d)     Colorado Sun Oil Processors, LLC dispute

Colorado Mills LLC (“Colorado Mills”) and Sunrich LLC, a wholly–owned subsidiary of the Company, organized a joint venture in 2008 to construct and operate a vegetable oil refinery next to Colorado Mills’ sunflower seed crush plant located in Lamar, Colorado. During the relationship, disputes have arisen between the parties concerning management of the joint venture, record–keeping practices, certain unauthorized expenses incurred on behalf of the joint venture by Colorado Mills, procurement of crude oil by Sunrich from Colorado Mills for processing at the joint venture refinery, and the contract price of crude oil offered for sale under the joint venture agreement.

The parties initiated a dispute resolution process as set forth in the joint venture agreement, which Colorado Mills aborted prematurely through the initiation of suit in Colorado State Court. Subsequent to the filing of that suit, Colorado Mills acted with an outside creditor of the joint venture to put the joint venture into involuntary bankruptcy. The involuntary bankruptcy has been opposed by Sunrich. After a preliminary hearing on Sunrich’s motion to dismiss the involuntary bankruptcy, the bankruptcy court appointed a trustee to act on behalf of the joint venture and, pursuant to a stipulation of the parties, postponed an evidentiary hearing on the motion to dismiss pending organization of the debtor’s affairs by the trustee. A separate arbitration proceeding was recently initiated between Sunrich and Colorado Mills to resolve direct claims each party has asserted against the other. Management cannot conclude whether the prospect of an unfavourable outcome in this matter is probable, or estimate the loss, if any, that might arise from an unfavourable outcome. Accordingly, no accrual has been made at this time for this contingency.

SUNOPTA INC.	25	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.     Commitments and contingencies, continued

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

11.     Segmented information

The Company operates in two industries divided into six operating segments:

(a)     SunOpta Foods sources, processes, packages, markets and distributes a wide range of natural, organic and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food and natural health products. There are four operating segments within SunOpta Foods:

i)	Grains and Foods Group is focused on vertically integrated sourcing, processing, packaging and marketing of grains, grain–based ingredients and packaged products;

ii)	Ingredients Group is focused primarily on insoluble oat and soy fiber products and works closely with its customers to identify product formulation, cost and productivity opportunities aimed at transforming raw materials into value–added food ingredient solutions;

iii)	Fruit Group consists of berry processing and fruit ingredient operations that process natural and organic frozen fruits and vegetables into bulk, ingredients and packaged formats for the food service, private label retail and industrial ingredient markets. The group also includes the healthy fruit snacks operations which produce natural and organic fruit snacks; and

iv)	International Foods Group comprises non–U.S. based operations which source raw material ingredients, trade organic commodities and provide natural and organic food solutions to major global food manufacturers, distributors and supermarket chains with a variety of industrial and private label retail products. In addition, this group manufactures, packages and distributes retail natural health products, primarily in the Canadian marketplace.

(b)     Opta Minerals processes, distributes and recycles silica–free loose abrasives, roofing granules, industrial minerals and specialty sands for the foundry, steel, roofing shingles and bridge and ship–cleaning industries.

(c)     Corporate Services provide a variety of management, financial, information technology, treasury and administration services to the operating segments from the head office in Ontario, Canada, and information and shared services offices in Minnesota, U.S.A.

Effective July 3, 2010, the former Distribution Group was eliminated as an operating segment due to the sale of the Canadian Food Distribution assets (see note 2(a)). In addition, the Company merged its natural health products division with the former International Sourcing and Trading Group to create a new operating segment called the International Foods Group. This realignment of operating segments effectively merges our international operations into one reporting group. The segmented information for the quarter and three quarters ended September 30, 2009 have been updated to reflect the current year’s segment presentation.

Effective August 31, 2010, the former SunOpta BioProcess operating segment was eliminated due to the sale of SunOpta BioProcess Inc. (see note 2(b)). Because this was a stand–alone operating segment, no re–alignment was required for segmented information purposes.

SUNOPTA INC.	26	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
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

The following segmented information relates to each of the Company’s segments for the quarter ended October 2, 2010:

	Quarter ended
	October 2, 2010
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
External revenues by market:
United States	135,069	13,410	–	148,479
Canada	25,844	4,358	–	30,202
Europe and other	36,571	2,653	–	39,224
Total revenues from external customers	197,484	20,421	–	217,905

Segment earnings (loss) from continuing operations before the following:	9,710	2,792	(2,506)	9,996

Other expense, net				7,453
Goodwill impairment				1,654
Interest expense, net				2,036
Recovery of income taxes				(1,258)
Earnings from continuing operations				111

Other expense for the quarter ended October 2, 2010 includes $7,033 related to the impairment of long–lived assets in the Fruit Group (see note 12). The goodwill impairment charge of $1,654 for the quarter ended October 2, 2010 is related to the International Foods Group (see note 4).

SunOpta Foods has the following segmented reporting for the quarter ended October 2, 2010:

	Quarter ended
	October 2, 2010
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
External revenues by market:
United States	71,466	13,992	33,742	15,869	135,069
Canada	1,537	2,286	1,049	20,972	25,844
Europe and other	13,949	856	33	21,733	36,571
Total revenues from external customers	86,952	17,134	34,824	58,574	197,484

Segment earnings from continuing operations	5,353	3,104	707	546	9,710

SUNOPTA INC.	27	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.     Segmented information, continued

The following segmented information relates to each of the Company’s segments for the quarter ended September 30, 2009:

	Quarter ended
	September 30, 2009
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
External revenues by market:
United States	137,158	10,321	–	147,479
Canada	21,471	3,797	–	25,268
Europe and other	37,114	2,627	–	39,741
Total revenues from external customers	195,743	16,745	–	212,488

Segment earnings (loss) from continuing operations before the following:	5,292	1,290	(1,487)	5,095

Other income, net				(270)
Goodwill impairment				8,341
Interest expense, net				3,883
Recovery of income taxes				(145)
Loss from continuing operations				(6,714)

The goodwill impairment charge of $8,341 for the quarter ended September 30, 2009 is related to the Opta Minerals segment.

SunOpta Foods has the following segmented reporting for the quarter ended September 30, 2009:

	Quarter ended
	September 30, 2009
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
External revenues by market:
United States	69,124	14,217	34,789	19,028	137,158
Canada	2,642	2,016	947	15,866	21,471
Europe and other	14,524	1,152	134	21,304	37,114
Total revenues from external customers	86,290	17,385	35,870	56,198	195,743

Segment earnings (loss) from continuing operations	5,257	2,859	(1,745)	(1,079)	5,292

SUNOPTA INC.	28	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.     Segmented information, continued

The following segmented information relates to each of the Company’s segments for the three quarters ended October 2, 2010:

	Three quarters ended
	October 2, 2010
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
External revenues by market:
United States	418,145	39,210	–	457,355
Canada	76,182	11,880	–	88,062
Europe and other	114,719	8,403	–	123,122
Total revenues from external customers	609,046	59,493	–	668,539

Segment earnings (loss) from continuing operations before the following:	33,919	6,224	(8,631)	31,512

Other expense, net				8,812
Goodwill impairment				1,654
Interest expense, net				7,625
Provision for income taxes				2,672
Earnings from continuing operations				10,749

Other expense for the three quarters ended October 2, 2010 includes $7,033 related to the impairment of long–lived assets in the Fruit Group (see note 12). The goodwill impairment charge of $1,654 for the three quarters ended October 2, 2010 is related to the International Foods Group (see note 4).

SunOpta Foods has the following segmented reporting for the three quarters ended October 2, 2010:

	Three quarters ended
	October 2, 2010
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
External revenues by market:
United States	207,208	44,014	116,064	50,859	418,145
Canada	5,639	6,240	3,119	61,184	76,182
Europe and other	45,038	2,678	293	66,710	114,719
Total revenues from external customers	257,885	52,932	119,476	178,753	609,046

Segment earnings from continuing operations	17,557	10,322	3,867	2,173	33,919

SUNOPTA INC.	29	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.     Segmented information, continued

The following segmented information relates to each of the Company’s segments for the three quarters ended September 30, 2009:

	Three quarters ended
	September 30, 2009
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
External revenues by market:
United States	360,448	29,143	–	389,591
Canada	67,844	9,965	–	77,809
Europe and other	145,670	6,702	–	152,372
Total revenues from external customers	573,962	45,810	–	619,772

Segment earnings (loss) from continuing operations before the following:	14,051	429	(4,855)	9,625

Other income, net				(342)
Goodwill impairment				8,341
Interest expense, net				10,159
Recovery of income taxes				(1,207)
Loss from continuing operations				(7,326)

The goodwill impairment charge of $8,341 for the three quarters ended September 30, 2009 is related to the Opta Minerals segment.

SunOpta Foods has the following segmented reporting for the three quarters ended September 30, 2009:

	Three quarters ended
	September 30, 2009
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
External revenues by market:
United States	167,888	38,428	106,294	47,838	360,448
Canada	8,589	5,608	3,800	49,847	67,844
Europe and other	73,869	3,102	3,237	65,462	145,670
Total revenues from external customers	250,346	47,138	113,331	163,147	573,962

Segment earnings (loss) from continuing operations	14,405	5,571	(2,279)	(3,646)	14,051

SUNOPTA INC.	30	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

12.     Other expense (income), net

	Quarter ended		Three quarters ended
	October 2,	September 30,	October 2,	September 30,
	2010	2009	2010	2009

(a) Asset impairment in the Mexican Fruit operation	$3,524	$–	$3,524	$–
(b) Asset impairment in the California Fruit operation	1,154	–	1,154	–
(c) Intangible asset impairment in the Brokerage operation	2,355	–	2,355	–
(d) Rationalizations	18	–	1,214	–
Other	402	(270)	565	(342)
	$7,453	$(270)	$8,812	$(342)

The Company's long−lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such events or changes in circumstances are present, the Company assesses the recoverability of the long−lived assets by determining whether the carrying value of such assets can be recovered through projected undiscounted cash flows. If the sum of expected future cash flows, undiscounted, is less than net book value, the excess of the net book value over the estimated fair value, based on discounted future cash flows and appraisals, is charged to operations in the period in which such impairment is determined by management. The long−lived assets consist of property, plant and equipment and intangible assets.

(a)     Asset impairment in the Mexican Fruit Operations

The Company operates two fruit processing facilities in Mexico that process fresh fruit for the food service and industrial fruit markets. In response to the needs of the Fruit Group operations, lack of profitability in the food service and industrial channels of the Fruit Group, and upon completion of the preliminary 2011 business plan for the Fruit Group, management has decided to rationalize operations at both of these facilities. Accordingly, a non−cash impairment charge of $3,524 was required to write the carrying value of property, plant and equipment used at these facilities down to its fair value. Management has estimated the fair value of these properties based on their future cash flows and estimated salvage value.

(b)     Asset impairment in the California Fruit Operation

The Company tested equipment used to process fresh fruit located at our facility located in Buena Park, California upon completion of the preliminary 2011 business plan. Previously, the Company expected that use of the equipment would be suspended for one year, and then re–deployed to a Mexican fruit processing facility. Based on the preliminary 2011 business plan, management no longer expects that this equipment will be put back to productive use and accordingly, a non−cash impairment charge of $700 was required to write the carrying value of the equipment down to its estimated fair value. The fair value of the equipment represents its expected salvage value. Following the same circumstances, a non−cash impairment charge of $454 was also required to write the carrying value of a supplier relationship intangible asset down to its fair value, as these relationships no longer have value without fresh processing capabilities. As there is no future operating stream of cash flows associated with these long–lived assets, and management believes there is no market for these assets to be sold, their estimated fair value is zero.

SUNOPTA INC.	31	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

12.     Other expense (income), net, continued

(c)     Intangible asset impairment in the Brokerage Operation

The Company tested the long–lived assets, which consisted principally of the customer relationship intangible asset, in the brokerage operation upon completion of its preliminary 2011 business plan. Expectations of customer retention and revenue growth have not materialized, and the expected sales volumes for the operation cannot cover its back–office sales costs. Based on the preliminary 2011 business plan of the brokerage operation, its estimated undiscounted cash flows were not sufficient to recover the carrying value of the long−lived assets. Accordingly, a non−cash impairment charge of $2,355 was required to write the carrying value of the customer relationship asset down to zero. The Brokerage Operation is included in the Fruit Group segment.

(d)     Rationalizations

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

The Company closed the distribution center in Toronto, Canada in the first quarter of 2010. In addition, the consolidation of the British Columbia manufacturing facility was substantially completed in the third quarter, with minimal dismantling and other period costs expected to be incurred in the fourth quarter of 2010. Future costs will be recorded as incurred. The Company also ceased production of fresh fruit processing at a leased facility in Buena Park, California, during the fourth quarter of 2009 and incurred costs to move assets to another facility during the first quarter of 2010.

A summary of the expected total costs, and costs incurred to date included in other expense with respect to each of the rationalizations, is included in the table below.

		Costs
		recognized in
		the three	Further costs
	Costs	quarters ended	expected to be	Total expected
	recognized in	October 2,	recognized in	rationalization
	2009	2010	2010	costs

Toronto, Canada closure	$348	$–	$–	$348
British Columbia, Canada consolidation	287	514	114	915
California, cease fresh processing	1,016	64	–	1,080
Acton, Canada rationalization	–	636	–	636
	$1,651	$1,214	$114	$2,979

Rationalization costs recognized in other expense for the three quarters ended October 2, 2010 include $865 for severance and $64 of period costs to transfer property, plant and equipment to another location, and $285 of other closure costs recorded as incurred. Of the costs incurred, $578 related to the Fruit Group and $636 related to the International Foods Group.

As at October 2, 2010, there were $450 in accrued severances related to rationalization activities.

SUNOPTA INC.	32	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

13.     Cash and cash equivalents

Included in cash and cash equivalents is $909 (December 31, 2009 – $781) that is specific to Opta Minerals that cannot be utilized by the Company for general corporate purposes, and is maintained in separate bank accounts of Opta Minerals.

14.     Derivative financial instruments and fair value measurement

Effective January 1, 2008, the Company adopted the provisions of ASC 820–10–55 (formerly FASB FSP 157–2/SFAS 157, “Effective Date of FASB Statement No. 157”) applicable to financial assets and liabilities and to certain non–financial assets and liabilities that are measured at fair value on a recurring basis. Additionally, the Company applies the provisions of this standard to financial and non–financial assets and liabilities. This standard defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. In addition, this standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

  Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that are observable
  Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are non–active; inputs other than quoted prices that are observable and derived from or are corroborated by observable market data
  Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable due to little or no market activity

This hierarchy requires the use of observable market data when available.

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of October 2, 2010:

	Fair Value
	Asset
	(Liability)	Level 1	Level 2
(a) Commodity futures and forward contracts (1)
Unrealized short–term derivative gain	$931	$(2,080)	$3,011
Unrealized long–term derivative gain	194	–	194
Unrealized short–term derivative loss	(1,187)	–	(1,187)
Unrealized long–term derivative loss	(15)	–	(15)
(b) Inventories carried at market (2)	7,488	–	7,488
(c) Interest rate swap (3)	(1,095)	–	(1,095)
(d) Forward foreign currency contracts (4)	447	–	447

(1)	On the consolidated balance sheet, unrealized short–term derivative gain is included in prepaid expenses and other current assets, unrealized long–term derivative gain is included in other assets, unrealized short–term derivative loss is included in other current liabilities and unrealized long–term derivative loss is included in long–term liabilities.
(2)	Inventories carried at market are included in inventories on the consolidated balance sheet.
(3)	The interest rate swap is included in long–term liabilities on the consolidated balance sheet.
(4)	The forward foreign currency contracts are included in accounts receivable on the consolidated balance sheet.

SUNOPTA INC.	33	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

14.     Derivative financial instruments and fair value measurement, continued

(a)     Commodity futures and forward contracts

The Company’s derivative contracts that are measured at fair value include exchange–traded commodity futures and forward commodity purchase and sale contracts. Exchange–traded futures are valued based on unadjusted quotes for identical assets priced in active markets and are classified as level 1. Fair value for forward commodity purchase and sale contracts is estimated based on exchange–quoted prices adjusted for differences in local markets. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk, and the Company’s knowledge of current market conditions, the Company does not view non–performance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts. Local market adjustments use observable inputs or market transactions for similar assets or liabilities, and, as a result, are classified as level 2.

These exchange–traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains. These derivative instruments are not designated as hedging instruments. For the quarter and three quarters ended October 2, 2010, a $680 gain and $329 loss, respectively, is recorded in cost of goods sold on the consolidated statements of operations related to changes in the fair value of these derivatives.

At October 2, 2010, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows:

	Number of bushels
	Purchase (sale)
	Corn	Soybeans
Forward commodity purchase contracts	2,092	1,654
Forward commodity sale contracts	(1,168)	(476)
Commodity futures contracts	(510)	(1,603)

(b)     Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the consolidated statements of operations. At October 2, 2010, the Company had 239 bushels of commodity corn and 520 bushels of commodity soybeans, in inventories carried at market.

(c)     Interest rate swap

Opta Minerals entered into an interest rate swap to minimize its exposure to interest rate risk. A notional amount of Cdn $17,200 (U.S. – $16,854) of floating rate debt was effectively converted to fixed rate debt at a rate of 5.25% for the period August 2008 to August 2012. At each period end, management calculates the mark–to–market fair value using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current mark–to–market position. The mark–to–market gain or loss is placed in level 2 of the fair value hierarchy. The interest rate swap is designated as a cash flow hedge for accounting purposes and accordingly, gains and losses on changes in the fair value of the interest rate swap are included in other comprehensive income on the consolidated statements of operations. For the quarter and three quarters ended October 2, 2010, a $92 gain and $292 gain (net of income taxes of $29 and $89, respectively) has been recorded in other comprehensive earnings due to the change in fair value for this derivative.

SUNOPTA INC.	34	October 2, 2010 10–Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 2, 2010 and September 30, 2009
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

14.     Derivative financial instruments and fair value measurement, continued

(d)     Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. These forward foreign exchange contracts represent economic hedges and are not designated as hedging instruments. At October 2, 2010 the Company had open forward foreign exchange contracts with a notional value of €3,113, Cdn $527 and U.S. $7,431 that resulted in an unrealized gain of $447 which is included in foreign exchange gain (loss) on the consolidated statements of operations.

15.     Subsequent events

On November 8, 2010 the Company completed the acquisition of 100% of the outstanding shares of Dahlgren & Company, Inc. (“Dahlgren”). At closing, the Company paid cash consideration of $44,000. Additional consideration may become payable based on Dahlgren’s achieving pre–determined earnings targets over a two–year period, as defined in the Stock Purchase Agreement. The acquisition was financed with cash and the U.S. line of credit facility (see note 8(b)). This acquisition is subject to normal post closing adjustments, which are expected to be completed within 12 months.

Dahlgren is an integrated processor and global supplier of confection sunflower seed products including in–shell and kernel products, roasted sunflower and soy nuts, bird food, hybrid seed and other products. Dahlgren serves customers in the United States and Canada, as well as Europe, Asia, Australia and South America.

SUNOPTA INC.	35	October 2, 2010 10–Q

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

All financial numbers presented in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are expressed in thousands of U.S. dollars

Significant Developments During the Quarter Ended October 2, 2010

On November 8, 2010 we announced the acquisition of 100% of the outstanding shares of Dahlgren & Company Inc. (“Dahlgren”) for cash consideration of $44,000, plus an earnout based on pre–determined earnings targets over a two–year period, as defined in the Stock Purchase Agreement. Dahlgren is an integrated processor and global supplier of confection sunflower seed products including in–shell and kernel products, roasted sunflower and soy nuts, bird food, hybrid seed and other products. Dahlgren serves customers in the United States and Canada, as well as Europe, Asia, Australia and South America. The combination of the Dahlgren business with the Company’s existing confection sunflower business is expected to be synergistic and create one of the largest confection sunflower businesses in the world.

On September 1, 2010 we announced the sale of SunOpta BioProcess Inc. ("SBI") to Mascoma Corporation ("Mascoma"). The combination of the two companies brings together SBI's fiber preparation and pretreatment technology with Mascoma's consolidated bioprocessing ("CBP") technology, to create a company with comprehensive capabilities for converting non–food cellulose (wood chips, energy crops and organic solid waste) into ethanol and high value co–products. As consideration for selling all of the outstanding common shares of SBI, we received a 19.55% ownership interest in Mascoma, which included a combination of preferred and common shares valued at $33,455, after settling the preferred share liability with the former SBI preferred shareholders. Before settling with the preferred shareholders, the transaction valued SBI at $50,925. Following the transaction, we will account for our ownership position in Mascoma on a cost basis and as a result will not include the ongoing financial results of Mascoma in operational results.

SUNOPTA INC.	36	October 2, 2010 10–Q

Operations for the quarter ended October 2, 2010 compared to the quarter ended September 30, 2009

Consolidated

	October 2,	September 30,
	2010	2009	Change	% Change

Revenue
SunOpta Foods	197,484	195,743	1,741	0.9%
Opta Minerals	20,421	16,745	3,676	22.0%

Total Revenue	217,905	212,488	5,417	2.5%

Gross Profit
SunOpta Foods	28,016	24,360	3,656	15.0%
Opta Minerals	5,191	4,179	1,012	24.2%

Total Gross Profit	33,207	28,539	4,668	16.4%

Operating Income
SunOpta Foods	9,710	5,292	4,418	83.5%
Opta Minerals	2,792	1,290	1,502	116.4%
Corporate Services	(2,506)	(1,487)	(1,019)	–68.5%

Total Operating Income	9,996	5,095	4,901	96.2%

Other expense (income), net	7,453	(270)	7,723	2860.4%
Goodwill impairment	1,654	8,341	(6,687)	–80.2%
Interest expense, net	2,036	3,883	(1,847)	–47.6%
Recovery of income taxes	(1,258)	(145)	(1,113)	–767.6%
Earnings from continuing operations	111	(6,714)	6,825	101.7%

Earnings (loss) attributable to non–controlling interests	496	(2,192)	2,688	122.6%
(Loss) earnings from discontinued operations, net of taxes	(15,415)	(150)	(15,265)	n/m
Gain on sale of discontinued operations, net of taxes	49,867	–	49,867	n/m

Earnings attributable to SunOpta Inc.	34,067	(4,672)	38,739	829.2%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

Revenues for the quarter ended October 2, 2010 increased by 2.5% to $217,905 from $212,488 for the quarter ended September 30, 2009. Revenues in SunOpta Foods increased by 0.9% to $197,484 and revenues in Opta Minerals increased by 22.0% to $20,421. The increased revenue is due entirely to internal growth as there have been no acquisitions to contribute to the increased revenue. Internal growth includes the impact of foreign exchange movements and its effect on translation of foreign denominated revenue to U.S. dollars and the impact of changes in commodity related pricing. Excluding the impact of changes in foreign exchange and commodity related pricing, revenues increased approximately 7.6% over the prior year. The increase in revenue was due primarily to the changes in sales volume and pricing described below in “Segmented Operations Information”.

SUNOPTA INC.	37	October 2, 2010 10–Q

Gross profit increased $4,668, or 16.4% for the quarter ended October 2, 2010 to $33,207 from $28,539 for the quarter ended September 30, 2009. As a percentage of revenues, gross profit for the quarter ended October 2, 2010 was 15.2% compared to 13.4% for the quarter ended September 30, 2009, an increase of 1.8%. Gross profit was affected by increases in gross profit from SunOpta Foods driven by the Fruit Group, International Foods Group and Ingredients Group, offset slightly by decreases in gross profit from the Grains and Foods Group. Also contributing to the increase in gross profit was a rebound in the steel and abrasive markets for Opta Minerals. The improvement in gross profit from SunOpta Foods was due primarily to a lower overall cost of goods sold, as a percentage of revenues, as a result of the variances described below under “Segmented Operations Information”.

Warehouse and Distribution (“W&D”) costs for the quarter ended October 2, 2010 were $702, a $334 decrease compared to $1,036 for the quarter ended September 30, 2009. These costs are solely related to the International Foods Group and specifically the Group’s Canadian–based natural health product distribution operation as warehousing and distribution costs for all other operations are considered part of cost of goods sold.

Selling, General and Administrative costs (“SG&A”), including intangible asset amortization, decreased $480 to $22,567 for the quarter ended October 2, 2010 compared to $23,047 for the quarter ended September 30, 2009. The combination of a stronger Canadian dollar and a weaker Euro in the third quarter of 2010 led to a $340 increase in SG&A on foreign denominated costs. The remaining decrease in SG&A of $820 relates to lower professional fees and a decrease of marketing spend in support of the 2009 re–launch of certain branded health products, offset by increased compensation and general overhead expenses. As a percentage of revenues, SG&A and intangible asset amortization costs were 10.4% for the quarter ended October 2, 2010 compared to 10.8% for the quarter ended September 30, 2009.

Foreign exchange gains were $58 for the quarter ended October 2, 2010 as compared to gains of $639 for the quarter ended September 30, 2009. The decrease is primarily due to less favourable exchange rate movements for the Canadian dollar and the Euro relative to the U.S. dollar.

Operating income for the quarter ended October 2, 2010 increased by $4,901 or 96.2% to $9,996 compared to operating income of $5,095 for the quarter ended September 30, 2009 due to the factors noted above. As a percentage of revenue, operating income was 4.6% for the quarter ended October 2, 2010, compared to 2.4% for the quarter ended September 30, 2009. Further details on revenue, gross margins and operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended October 2, 2010 of $7,453 reflects non–cash long–lived asset impairment charges recorded in the Fruit Group of $7,034 and $419 in other costs associated with rationalization efforts that began in fiscal 2009 and continued into 2010, primarily at our healthy fruit snacks operation.

Goodwill impairment of $1,654 reflects a non–cash impairment charge recorded as the Company determined that the carrying value of goodwill in its natural health reporting unit exceeded its fair value.

Interest expense for the quarter ended October 2, 2010 was $2,036 compared to $3,883 for the quarter ended September 30, 2009, a $1,847 decrease. Borrowing costs were lower for the quarter ended October 2, 2010 due to lower debt levels and LIBOR based interest charges, improved interest costs on our pricing grid due to improved results, and $675 of non–cash interest charges incurred for the quarter ended September 30, 2009 related to the waiver and amendment of our credit facilities, which occurred on April 30, 2009.

Income tax recovery for the quarter ended October 2, 2010 was $1,258 compared to $145 for the quarter ended September 30, 2009, due to the lower consolidated earnings before tax in the current period, excluding the impact of the goodwill impairment. The expected annual effective income tax rate for 2010 is between 23% and 25%.

Earnings from continuing operations for the quarter ended October 2, 2010 were $111 as compared to a loss of $6,714 for the quarter ended September 30, 2009, a $6,825 decrease in losses. Basic and diluted loss per share from continuing operations was $0.01 and $0.00 respectively for the quarter ended October 2, 2010 compared to $0.07 and $0.07 respectively for the quarter ended September 30, 2009.

Earnings attributable to non–controlling interest for the quarter ended October 2, 2010 were $496 compared to losses of $2,192 for the quarter ended September 30, 2009. The $2,688 increase is due to higher net earnings in our less than wholly–owned subsidiaries, due primarily to a goodwill write–off in the third quarter of 2009.

SUNOPTA INC.	38	October 2, 2010 10–Q

Losses from discontinued operations, net of income taxes, were $15,415 for the quarter ended October 2, 2010 compared to losses of $150 for the quarter ended September 30, 2009. The $15,265 increase is primarily due to costs of $15,280 relating to stock–based and other compensation costs that were realized upon the sale of SunOpta BioProcess Inc.

Gain on the sale of discontinued operations of $49,867 represents the after tax gain realized on the disposition of SunOpta BioProcess Inc.

On a consolidated basis, earnings and basic and diluted earnings per share were $34,067, $0.52 and $0.52 respectively, for the quarter ended October 2, 2010, compared to losses of $4,672, $0.07 and $0.07, respectively, for the quarter ended September 30, 2009.

SUNOPTA INC.	39	October 2, 2010 10–Q

Adjusted Earnings from Operations

Following is a calculation of our adjusted earnings from operations and adjusted net earnings per share for the third quarter of 2010.

		Diluted
		Earnings per
		Share(2)

Earnings attributable to SunOpta Inc.	34,067	0.52
Adjusted for:
Gain on sale of discontinued operations, net of taxes	(49,867)	(0.76)
Costs included in discontinued operations incurred as a result of the sale of SunOpta BioProcess Inc.	15,281	0.23
Impairment of long–lived assets and goodwill, net of taxes of $2,321	6,367	0.10
Reversal of tax valuation allowance	(549)	(0.01)
Adjusted earnings from operations(1)	5,299	0.08

Adjusted net earnings per share (1) for the third quarter of 2010 were $0.08 per diluted common share. During the third quarter of 2010, we recognized certain gains and recorded specific expenses against income that we do not believe are reflective of normal business operations. As a result, we believe it is useful to eliminate these gains and expenses to compute an adjusted net earnings per share (1) amount for the quarter ended October 2, 2010 which we believe is more reflective of normal business operations.

During the third quarter of 2010, we recorded a gain on the sale of SunOpta BioProcess Inc. Losses from discontinued operations, net of income taxes, include costs incurred as a result of the sale including stock–based and other compensation rewards that were triggered upon the change in control of SBI. We also recorded asset write–downs relating to property, plant and equipment and intangible assets within the Fruit Group, recognized a goodwill impairment charge relating to our natural health products division, and reversed a tax valuation allowance relating to a tax position that is no longer uncertain. We believe that earnings for the period attributable to SunOpta Inc. is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted earnings from operations (1), and that earnings per share is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted net earnings per share (1).

The table above reconciles earnings attributable to SunOpta Inc. to Adjusted earnings from operations (1) and reconciles earnings per share to Adjusted net earnings per share (1), in each case for the quarter ended October 2, 2010.

(1) Adjusted net earnings per share and Adjusted earnings from operations are non–GAAP financial measures. We believe these non–GAAP measures, which have been adjusted for the impact of the items listed in the table above, assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Adjusted net earnings per share and Adjusted earnings from operations should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

(2) The Diluted weighted average number of shares outstanding for the quarter ended October 2, 2010 is 65,986,034 (see Note 6).

SUNOPTA INC.	40	October 2, 2010 10–Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Foods
For the quarter ended	October 2, 2010	September 30, 2009	Change	% Change

Revenue	197,484	195,743	1,741	0.9%
Gross Margin	28,016	24,360	3,656	15.0%
Gross Margin %	14.2%	12.4%		1.8%

Operating Income	9,710	5,292	4,418	83.5%
Operating Income %	4.9%	2.7%		2.2%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

SunOpta Foods contributed $197,484 or 90.6% of consolidated revenue for the quarter ended October 2, 2010 compared to $195,743 or 92.1% of consolidated revenues for the quarter ended September 30, 2009, an increase of $1,741. The increased revenue is due entirely to internal growth as there have been no acquisitions to contribute to the increased revenue. Excluding the impact of changes in foreign exchange and commodity relating pricing, revenue in SunOpta Foods increased 6.4%. The table below explains the increase in revenue by group for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenue for the quarter ended September 30, 2009	$195,743
Increase in the Grains and Foods Group	662
Decrease in the Ingredients Group	(251)
Decrease in the Fruit Group	(1,046)
Increase in the International Foods Group	2,376
Revenue for the quarter ended October 2, 2010	$197,484

Gross margin in SunOpta Foods increased by $3,656 for the quarter ended October 2, 2010 to $28,016, or 14.2% of revenues, compared to $24,360, or 12.4% of revenues for the quarter ended September 30, 2009. The table below explains the increase in gross margin by group:

SunOpta Foods Gross Margin Changes
Gross Margin for the quarter ended September 30, 2009	$24,360
Decrease in the Grains and Foods Group	(25)
Increase in the Ingredients Group	459
Increase in the Fruit Group	2,687
Increase in the International Foods Group	535
Gross Margin for the quarter ended October 2, 2010	$28,016

SUNOPTA INC.	41	October 2, 2010 10–Q

Operating income in SunOpta Foods increased by $4,418 for the quarter ended October 2, 2010 to $9,710 or 4.9% of revenues, compared to $5,292 or 2.7% of revenues for the quarter ended September 30, 2009. The table below explains the increase in operating income:

SunOpta Foods Operating Income Changes
Operating Income for the quarter ended September 30, 2009	$5,292
Increase in gross margin, as noted above	3,656
Decrease in foreign exchange gains	(375)
Decrease in SG&A costs	803
Decrease in W&D costs	334
Operating Income for the quarter ended October 2, 2010	$9,710

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains and Foods Group
For the quarter ended	October 2, 2010	September 30, 2009	Change	% Change

Revenue	86,952	86,290	662	0.8%
Gross Margin	9,865	9,890	(25)	–0.3%
Gross Margin %	11.3%	11.5%		–0.2%

Operating Income	5,353	5,257	96	1.8%
Operating Income %	6.2%	6.1%		0.1%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

The Grains and Foods Group contributed $86,952 in revenues for the quarter ended October 2, 2010, compared to $86,290 for the quarter ended September 30, 2009, a $662 or 0.8% increase. The table below explains the increase in revenue:

SUNOPTA INC.	42	October 2, 2010 10–Q

Grains and Foods Group Revenue Changes
Revenue for the quarter ended September 30, 2009	$86,290
Higher soymilk and alternate beverage sales due to continued growth in volumes from existing customer contracts, the commencement of aseptically packaged natural broth and soup products at our Alexandria, MN facility	4,950
Increased sales of roasted grains due to new customers and product offerings, as well as increased specialty oil volume from the Colorado Mills vegetable oil operation	454
Higher volume of soy bean and grain based food ingredients and incremental revenue generated from our South African soy base operation	3,177
Decline in price for commodity soy and corn as well as the price of organic grains and grain based food ingredients	(3,063)
Decrease in sunflower product sales of inshell due to softening prices and lower volume, combined with decreased sales of bakery kernels due primarily to lower pricing	(3,118)
Loss of significant customer for extended shelf life soy milk products in the third quarter of 2009	(1,738)
Revenue for the quarter ended October 2, 2010	$86,952

SUNOPTA INC.	43	October 2, 2010 10–Q

Gross margin in the Grains and Foods Group decreased by $25 to $9,865 for the quarter ended October 2, 2010 compared to $9,890 for the quarter ended September 30, 2009, and the gross margin percentage decreased by 0.2% to 11.3%. The table below explains the decrease in gross margin:

Grains and Foods Group Gross Margin Changes
Gross Margin for the quarter ended September 30, 2009	$9,890
Unfavourable pricing of our non–GMO and organic grains and grains based foods due to market pricing of specialty grains and crop quality combined with lower agronomy sales, offset by increased grain and grain based food volume	(820)
Business interruption insurance proceeds not received in 2010	(577)
Loss of significant customer for extended shelf life soy milk products in the third quarter of 2009	(436)
Inefficiencies at our vegetable oil refinery operation due to equipment issues and low plant throughput	(155)
Decreased pricing due to sales discounts for retailers, offset by increased volumes in our roasted grain operation as a result of launch of Sunrich Naturals brand roasted product, and production efficiencies	(141)
Incremental margin generated on increased volumes of soymilk, alternate beverages and broth products as well as improved plant efficiencies	1,979
Improved pricing and volume driven efficiencies of bakery kernel, offset by lower volumes of in–shell Sunflower products	125
Gross Margin for the quarter ended October 2, 2010	$9,865

Operating income in the Grains and Foods Group increased by $96 or 1.8% to $5,353 for the quarter ended October 2, 2010, compared to $5,257 for the quarter ended September 30, 2009. The table below explains the increase in operating income:

Grains and Foods Group Operating Income Changes
Operating Income for the quarter ended September 30, 2009	$5,257
Decrease in gross margin, as explained above	(25)
Lower compensation costs due primarily to lower bonus accruals and benefits	436
Increased professional fees and reserves as a result of the dispute with Colorado Sun Oil Processors, LLC	(232)
Increased general office costs due to facility expansions, higher bad debt expense and increased foreign exchange losses, offset by lower travel and advertising costs	(83)
Operating Income for the quarter ended October 2, 2010	$5,353

SUNOPTA INC.	44	October 2, 2010 10–Q

Looking forward, we expect our aseptic packaging expansion on the West Coast to continue to enhance our capacity to manufacture aseptic soy and alternate beverages. We also intend to focus our efforts on growing our sunflower and IP grains business, expanding revenues from organic ingredients and continuing to focus on value–added ingredient and packaged product offerings. Additionally, the international expansion of our soy base sales via strategic relationships for procurement of product is expected to drive incremental sales volume. Our long–term expectation for this group is to achieve a segment operating margin of 6% to 8% which assumes we are able to secure consistent quantity and quality grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward–looking statements. See “Forward–Looking Statements” above. Increased supply pressure in the commodity–based markets in which we operate, volume decreases or loss of customers, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward–Looking Statements,” could adversely impact our ability to meet these forward–looking expectations.

Ingredients Group
For the quarter ended	October 2, 2010	September 30, 2009	Change	% Change

Revenue	17,134	17,385	(251)	–1.4%
Gross Margin	5,148	4,689	459	9.8%
Gross Margin %	30.0%	27.0%		3.0%

Operating Income	3,104	2,859	245	8.6%
Operating Income %	18.1%	16.4%		1.7%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

The Ingredients Group contributed $17,134 in revenues for the quarter ended October 2, 2010, compared to $17,385 for the quarter ended September 30, 2009, a $251 or 1.4% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes
Revenue for the quarter ended September 30, 2009	$17,385
Decrease in blended food ingredients and bran products due to the partial sale of our product portfolio in the fourth quarter of 2009, offset by improved pricing in the dairy blends market	(904)
Lower oat and soy fiber revenue due primarily to price decreases	(137)
Increased pricing and volume in contract manufacturing	790
Revenue for the quarter ended October 2, 2010	$17,134

Gross margin in the Ingredients Group increased by $459 to $5,148 for the quarter ended October 2, 2010 compared to $4,689 for the quarter ended September 30, 2009, and the gross margin percentage increased by 3.0% to 30.0%. The increase in gross margin as a percentage of revenue is due to continued process improvements implemented in our manufacturing facilities and lower raw material costs. The table below explains the increase in gross margin:

Ingredients Group Gross Margin Changes
Gross Margin for the quarter ended September 30, 2009	$4,689
Increased pricing and volume in contract manufacturing	422
Higher oat and soy fiber volume and plant efficiencies, offset by price decreases	296
Net decrease in starch, brans and other blended food ingredients primarily due to lower volume	(259)
Gross Margin for the quarter ended October 2, 2010	$5,148

SUNOPTA INC.	45	October 2, 2010 10–Q

Operating income in the Ingredients Group increased by $245, or 8.6%, to $3,104 for the quarter ended October 2, 2010, compared to $2,859 for the quarter ended September 30, 2009. The table below explains the increase in operating income:

Ingredients Group Operating Income Changes
Operating Income for the quarter ended September 30, 2009	$2,859
Increase in gross margin, as explained above	459
Increased travel and general office expenses, offset by lower foreign exchange losses	(134)
Increase in compensation costs	(80)
Operating Income for the quarter ended October 2, 2010	$3,104

Looking forward, we will continue to concentrate on growing the Ingredients Group’s fiber portfolio and customer base through product innovation and diversification of both soluble and insoluble fiber applications. We will also focus on maintaining the continuous improvement culture of this group to further increase capacity utilization, reduce costs, and sustain margins. Our long–term expectation for the Ingredients Group is to maintain segment operating margins of 12% to 15%. The statements in this paragraph are forward–looking statements. See “Forward–Looking Statements” above. An unexpected increase in input costs or our inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions, along with the other factors described above under “Forward–Looking Statements,” could adversely impact our ability to meet these forward - looking expectations.

Fruit Group
For the quarter ended	October 2, 2010	September 30, 2009	Change	% Change

Revenue	34,824	35,870	(1,046)	–2.9%
Gross Margin	4,403	1,716	2,687	156.6%
Gross Margin %	12.6%	4.8%		7.8%

Operating Income	707	(1,745)	2,452	140.5%
Operating Income %	2.0%	–4.9%		6.9%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

The Fruit Group contributed $34,824 in revenues for the quarter ended October 2, 2010, compared to $35,870 for the quarter ended September 30, 2009, a $1,046 or 2.9% decrease. The table below explains the decrease in revenue:

Fruit Group Revenue Changes
Revenue for the quarter ended September 30, 2009	$35,870
Decrease in brokerage operations due to lower volumes and lost customers	(1,069)
Lower industrial volume at our Fruit Ingredient operations due primarily to decreased demand for yogurt fruit base, offset by higher volumes of food service products and improved pricing	(882)
Higher volume as a result of increased demand and improved sales efforts in our Healthy Fruit Snacks operation, partially offset by reduced contract pricing to certain customers	717
Higher volumes of retail offerings and improved pricing on food service and industrial products, partially offset by lower retail pricing and lower industrial and food service volumes	188
Revenue for the quarter ended October 2, 2010	$34,824

SUNOPTA INC.	46	October 2, 2010 10–Q

Gross margins in the Fruit Group increased by $2,687 to $4,403 for the quarter ended October 2, 2010 compared to $1,716 for the quarter ended September 30, 2009, and the gross margin percentage increased by 7.8% to 12.6%. The increase in gross margin as a percentage of revenue is due to liquidation and rationalization costs incurred in the third quarter of 2009 that did not reoccur in the third quarter of 2010, as well as production efficiencies at our fruit ingredient and frozen foods operations, and cost benefits realized from process improvement initiatives implemented in our healthy fruit snacks and fruit ingredients operations. The table below explains the increase in gross margin:

Fruit Group Gross Margin Changes
Gross Margin for the quarter ended September 30, 2009	$1,716
Costs incurred in the third quarter of 2009 to liquidate inventories and rationalize product offerings in the frozen foods operation	2,021
Positive impact of the elimination of fresh fruit processing at our Buena Park facility via reduced storage and less costly Mexican fruit, coupled with increased retail volumes and lower brokerage costs, offset by decreased volumes of industrial and food service products	1,112
Decline in volume at our brokerage operations and fruit ingredient operations, offset by improved efficiencies realized at our healthy fruit snacks and fruit ingredients operations as a result of process improvement initiatives	(446)
Gross Margin for the quarter ended October 2, 2010	$4,403

Operating income in the Fruit Group increased by $2,452, or 140.5%, to $707 for the quarter ended October 2, 2010, compared to ($1,745) for the quarter ended September 30, 2009. The table below explains the increase in operating income:

Fruit Group Operating Income Changes
Operating Loss for the quarter ended September 30, 2009	($1,745)
Increase in gross margin, as explained above	2,687
Decrease in compensation costs due to headcount reductions that took place in 2009, partially offset by higher bonus accruals in 2010	238
Decrease in foreign exchange losses	45
Increase in marketing expenses in support of new product offerings and expanded sales efforts	(213)
Increased reserves for bad debts	(168)
Increase in professional fees related to ongoing legal matters and higher general overhead and office costs	(137)
Operating Income for the quarter ended October 2, 2010	$707

SUNOPTA INC.	47	October 2, 2010 10–Q

Looking forward, we expect improvement in margins and operating income in the Fruit Group through the growth of our fruit ingredients and healthy fruit snacks operations, and from our rationalized frozen foods division. The decision to rationalize operations at our Mexican frozen fruit processing facilities and increase our mix of value added retail offerings is expected to help enhance the margins of the group. We remain customer focused and continue to explore new ways to bring value added product offerings to market, such as the Garden Green Garbanzo™, as well as to continue to improve plant efficiencies. A new aseptic packaging line in our fruit ingredient division is expected to increase capacity and drive incremental volumes and cost savings when completed in 2011. Long term we expect 6% to 8% operating margins from the Fruit Group. The statements in this paragraph are forward–looking statements. See “Forward–Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward–Looking Statements,” could have an adverse impact on these forward–looking expectations.

SUNOPTA INC.	48	October 2, 2010 10–Q

International Foods Group
For the quarter ended	October 2, 2010	September 30, 2009	Change	% Change

Revenue	58,574	56,198	2,376	4.2%
Gross Margin	8,600	8,065	535	6.6%
Gross Margin %	14.7%	14.4%		0.3%

Operating Income	546	(1,079)	1,625	150.6%
Operating Income %	0.9%	–1.9%		2.8%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

The International Foods Group contributed $58,574 in revenues for the quarter ended October 2, 2010, compared to $56,198 for the quarter ended September 30, 2009, a $2,376 or a 4.2% increase. The table below explains the increase in revenue:

International Foods Group Revenue Changes
Revenue for the quarter ended September 30, 2009	$56,198
Higher customer demand for natural and organic commodities such as processed fruits and vegetables, agave, grains and coffee beans, partially offset by lower demand for rice and feed ingredients. Also favourably impacting revenues were improved pricing for sweeteners and nuts, as well as the higher external market pricing for cocoa, partially offset by lower pricing grains and frozen fruits and vegetables.	5,597
Increased volume in our Consumer Product Solutions operations, primarily driven by new product offerings such as low–calorie lemonades and electrolyte water products	1,713
Unfavourable net impact of foreign exchange on translation of revenue due to the weakened Euro, partially offset by the stronger Canadian dollar versus the same period in the prior year	(2,790)
Lower volume of natural health products due to increased competition and lower shipments due to a decline in the retail demand for health and beauty aids and natural health products	(2,144)
Revenue for the quarter ended October 2, 2010	$58,574

Gross margins in the International Foods Group increased by $535 to $8,600 for the quarter ended October 2, 2010 compared to $8,065 for the quarter ended September 30, 2009, and the gross margin percentage increased by 0.3% to 14.7%. The increase in margin rate was generated via improved contract pricing on certain organic ingredients at The Organic Corporation, as well as the new higher margin product offerings at our Consumer Product Solutions operation. The table below explains the increase in gross margin:

SUNOPTA INC.	49	October 2, 2010 10–Q

International Foods Group Gross Margin Changes
Gross Margin for the quarter ended September 30, 2009	$8,065
Increased volumes of natural and organic commodities (as noted above), as well as improved contract pricing on coffee beans, sweeteners and nuts, and the increase in market price for cocoa compared to the same period in the prior year	693
Reduced spending on a branded initiative that was undertaken in the prior year to support natural health product re–launches in the third quarter of 2009	642
Higher gross margins at Consumer Product Solutions operation driven by increase in revenues from new products at higher gross margins, combined with prior period inventory reserves that reduced gross margins on certain commodities, and lower warehousing costs due to lower levels of inventories	615
Lower volumes of branded and distributed products in our natural health products division, unfavourable sales mix of lower margin distributed natural products, slightly offset by improving margins over the same period in the prior year	(1,186)
Unfavourable net impact on gross margin due to weakened Euro relative to the US dollar, partially offset by stronger Canadian dollar versus the same period in the prior year	(229)
Gross Margin for the quarter ended October 2, 2010	$8,600

SUNOPTA INC.	50	October 2, 2010 10–Q

Operating income in the International Foods Group increased by $1,625, or 150.6% to $546 for the quarter ended October 2, 2010, compared to ($1,079) for the quarter ended September 30, 2009. The table below explains the increase in operating income:

International Foods Group Operating Income Changes
Operating Loss for the quarter ended September 30, 2009	($1,079)
Improved gross margins, as noted above	535
Reduced spending on a branded initiative (marketing costs, listing fees) that was undertaken in the prior year to support natural health product re–launches in the third quarter of 2009	904
Decrease in marketing and advertising spending in the current year, as well as lower warehousing and distribution related expenses, driven by lower sales volumes in our natural health products operation	676
Decrease in compensation costs, primarily due to headcount reductions from rationalization activities undertaken in the second quarter of 2010 at our natural health product operations, offset by increased travel and related costs at The Organic Corporation to support higher sales and the sourcing of raw materials	133
Increase in foreign exchange losses on foreign exchange contracts entered into on U.S. denominated contracts	(463)
Negative impact on Canadian borne SG&A spending due to higher Canadian dollar relative to the U.S. dollar as compared to the same period in the prior year, offset by Euro borne SG&A spending due to the lower Euro relative to the U.S. dollar as compared to the same period in the prior year	(160)
Operating Income for the quarter ended October 2, 2010	$546

Looking forward, our realigned International Foods Group is focused on leveraging its sourcing, supply and distribution expertise to grow its portfolio of organic ingredients as well as to expand its range of consumer and natural health product offerings. Long–term group operating margins are targeted at 5% to 6% of revenues which is expected to be achieved through a combination of sourcing, pricing and product development strategies. We will also strive to foster an environment of continuous improvement to help forward and backward integrate where opportunities exist, expand our processing expertise and increase our value–added capabilities. The statements in this paragraph are forward–looking statements. See “Forward–Looking Statements” above. Unfavourable fluctuations in foreign exchange, reduced demand for natural and organic ingredients and delayed synergies as well as our inability to realize our particular strategic expansion goals, along with the other factors described above under “Forward–Looking Statements,” could have an adverse impact on these forward–looking expectations.

Opta Minerals
For the quarter ended	October 2, 2010	September 30, 2009	Change	% Change

Revenue	20,421	16,745	3,676	22.0%
Gross Margin	5,191	4,179	1,012	24.2%
Gross Margin %	25.4%	25.0%		0.4%

Operating Income	2,792	1,290	1,502	116.4%
Operating Income %	13.7%	7.7%		6.0%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

SUNOPTA INC.	51	October 2, 2010 10–Q

Opta Minerals contributed $20,421 in revenues for the quarter ended October 2, 2010, compared to $16,745 for the quarter ended September 30, 2009, a $3,676 or a 22.0% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenue for the quarter ended September 30, 2009	$16,745
Increased volumes as a result of a global increase in demand for steel and related products	2,075
Higher volume of abrasive products as a result of increase in demand for abrasive slag in the Southern U.S.	1,049
Incremental sales from new production facilities located in Freeport, Texas and Tampa Bay, Florida which were not fully operational in the first three quarters of 2009	552
Revenue for the quarter ended October 2, 2010	$20,421

Gross margin for Opta Minerals increased by $1,012 to $5,191 for the quarter ended October 2, 2010 compared to $4,179 for the quarter ended September 30, 2009, and the gross margin percentage increased by 0.4% to 25.4%. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the quarter ended September 30, 2009	$4,179
Increased volume of steel and related products due to demand, combined with cost reduction measures put in place in 2009	673
Higher volume of abrasive products as a result of increase in demand for abrasive slag in the Southern U.S.	188
Incremental gross margin from new production facilities located in Freeport, Texas and Tampa Bay, Florida which were not fully operational in the first three quarters of 2009	151
Gross Margin for the quarter ended October 2, 2010	$5,191

Operating income for Opta Minerals increased by $1,502, or 116.4%, to $2,792 for the quarter ended October 2, 2010, compared to $1,290 for the quarter ended September 30, 2009. The table below explains the increase in operating income:

Opta Minerals Operating Income Changes
Operating Income for the quarter ended September 30, 2009	$1,290
Increase in gross margin, as explained above	1,012
Increase in foreign exchange gains	964
Decrease in professional fees due to fewer legal matters	212
Increase in compensation costs	(387)
Higher marketing and advertising expense and increased bad debts, offset by a decrease in general office costs	(299)
Operating Income for the quarter ended October 2, 2010	$2,792

SUNOPTA INC.	52	October 2, 2010 10–Q

Opta Minerals continues to develop and introduce new products into the marketplace, and is focused on leveraging the global platform that has been put in place both to drive these new products and to improve efficiencies. Opta Minerals continues to expand in core North American and European markets and during 2009 restructured operations to address the economic downturn. As a result, we believe the Company is well positioned for continued future profitability as economic conditions improve. Opta Minerals recently expanded abrasives processing operations in Texas and Florida to better serve the Southern U.S. markets. We own 66.4% of Opta Minerals and segment operating income is presented prior to minority interest expense. The statements in this paragraph are forward–looking statements. See “Forward–Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdown in economic improvement, or delays in bringing new facilities completely online, along with the other factors described above under “Forward–Looking Statements,” could have an adverse impact on these forward–looking expectations.

Corporate Services
For the quarter ended	October 2, 2010	September 30, 2009	Change	% Change

Operating Loss	(2,506)	(1,487)	(1,019)	–68.5%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

Operating loss at SunOpta Corporate Services increased by $1,019 to $2,506 for the quarter ended October 2, 2010, from costs of $1,487 for the quarter ended September 30, 2009. The table below explains the increase in operating loss:

Corporate Services Operating Income Changes
Operating Loss for the quarter ended September 30, 2009	($1,487)
Decrease in foreign exchange gains	(1,164)
Increased compensation costs due primarily to higher bonus accruals and increased workers compensation expense	(522)
Increase in SG&A costs due to the strengthened Canadian dollar in the third quarter of 2010 on translating Canadian borne expenses into U.S. Dollars	(183)
Decreased professional fees primarily due to a reduction in legal costs related to the restatement of financial statements for the three quarters of 2007	696
Increase in corporate management fees that are allocated to SunOpta operating groups	154
Operating Loss for the quarter ended October 2, 2010	($2,506)

Management fees mainly consist of salaries of corporate personnel who perform back office functions for divisions, as well as costs related to the enterprise resource management system used within several of the divisions. These expenses are allocated to the groups based on (1) specific identification of allocable costs that represent a service provided to each division and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each division. As a result of the sale of the Canadian Food Distribution business and SunOpta BioProcess, a portion of the corporate management fees previously charged to these groups was reallocated as an expense of the Corporate Services operating segment. The operating loss for Corporate Services for the quarter ended September 30, 2009 has been adjusted to reflect this change.

SUNOPTA INC.	53	October 2, 2010 10–Q

Operations for the three quarters ended October 2, 2010 compared to the three quarters ended September 30, 2009

Consolidated

	October 2,	September 30,
	2010	2009	Change	% Change

Revenue
SunOpta Foods	609,046	573,962	35,084	6.1%
Opta Minerals	59,493	45,810	13,683	29.9%

Total Revenue	668,539	619,772	48,767	7.9%

Gross Profit
SunOpta Foods	92,644	71,317	21,327	29.9%
Opta Minerals	15,174	9,596	5,578	58.1%

Total Gross Profit	107,818	80,913	26,905	33.3%

Operating Income
SunOpta Foods	33,919	14,051	19,868	141.4%
Opta Minerals	6,224	429	5,795	1350.8%
Corporate Services	(8,631)	(4,855)	(3,776)	–77.8%

Total Operating Income	31,512	9,625	21,887	227.4%

Other expense (income), net	8,812	(342)	9,154	2676.6%
Goodwill impairment	1,654	8,341	(6,687)	–80.2%
Interest expense, net	7,625	10,159	(2,534)	–24.9%
Provision for (recovery of) income taxes	2,672	(1,207)	3,879	321.4%
Earnings from continuing operations	10,749	(7,326)	18,075	246.7%

Earnings (loss) attributable to non–controlling interests	710	(2,748)	3,458	125.8%
(Loss) earnings from discontinued operations, net of taxes	(14,569)	29	(14,598)	n/m
Gain on sale of discontinued operations, net of taxes	63,676	–	63,676	n/m

Earnings attributable to SunOpta Inc.	59,146	(4,549)	63,695	n/m

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

Revenues for the three quarters ended October 2, 2010 increased by 7.9% to $668,539 from $619,772 for the three quarters ended September 30, 2009. Revenues in SunOpta Foods increased by 6.1% to $609,046 and revenues in Opta Minerals increased by 29.9% to $59,493. The increased revenue is due entirely to internal growth as there have been no acquisitions to contribute to the increased revenue. Internal growth includes the impact of foreign exchange movements and its effect on translation of foreign denominated revenue to U.S. dollars and the impact of changes in commodity related pricing. Excluding the impact of changes in foreign exchange and commodity related pricing, revenues increased approximately 11.2% over the prior year. The increase in revenue was due primarily to the changes in sales volume and pricing described below in “Segmented Operations Information”.

SUNOPTA INC.	54	October 2, 2010 10–Q

Gross profit increased $26,905, or 33.3%, for the three quarters ended October 2, 2010 to $107,818 from $80,913 for the three quarters ended September 30, 2009. As a percentage of revenues, gross profit for the three quarters ended October 2, 2010 was 16.1% compared to 13.1% for the three quarters ended September 30, 2009, an increase of 3.0%. For the three quarters ended October 2, 2010, we experienced increased gross profit in all of our operating segments. Within SunOpta Foods, higher volumes of fiber, fruit ingredient products, grains, consumer products and plant efficiencies all contributed to the increased gross profit. Also contributing to the increase in gross profit was rebound in the steel and abrasive markets for Opta Minerals. The improvement in gross profit from SunOpta Foods was due primarily to a lower overall cost of goods sold, as a percentage of revenues, as a result of the variances described below under “Segmented Operations Information”.

Warehouse and Distribution (“W&D”) costs for the three quarters ended October 2, 2010 were $2,894, a $140 decrease compared to $3,034 for the three quarters ended September 30, 2009. These costs are solely related to the International Foods Group and specifically the Group’s Canadian based natural health products distribution operation as warehousing and distribution costs for all other operations are considered part of cost of goods sold.

Selling, General and Administrative costs (“SG&A”) including intangible asset amortization increased $6,496 to $74,906 for the three quarters ended October 2, 2010 compared to $68,410 for the three quarters ended September 30, 2009. The combination of a stronger Canadian dollar and a weaker Euro in the three quarters ended October 2, 2010 led to a $2,847 increase in SG&A on foreign denominated costs. Additional SG&A costs of $5,557 relating to higher compensation costs, non–cash stock compensation, professional fees and general overhead expenses were offset by a $1,908 reduction in costs relating to severance and facility rationalizations implemented during the second quarter of 2009 and costs incurred in support of a brand re–launch at our natural health products operation. As a percentage of revenues, SG&A costs and intangible asset amortization costs were 11.2% for the three quarters ended October 2, 2010 compared to 11.0% for the three quarters ended September 30, 2009.

Foreign exchange gains were $1,494 for the three quarters ended October 2, 2010 as compared to gains of $156 for the three quarters ended September 30, 2009. The increase is primarily due to favourable exchange rate movements for the Euro and Canadian dollar relative to the U.S. dollar.

Operating income for the three quarters ended October 2, 2010 increased by $21,887 to $31,512 compared to operating income of $9,625 for the three quarters ended September 30, 2009 due to the factors noted above. As a percentage of revenue, operating income was 4.7% for the three quarters ended October 2, 2010, compared to 1.6% for the three quarters ended September 30, 2009. Further details on revenue, gross margins and operating income variances are provided below under “Segmented Operations Information”.

Other expense for the three quarters ended October 2, 2010 of $8,812 reflects non–cash long–lived asset impairment charges recorded in the Fruit Group of $7,034 and $1,778 of severance, packaging inventory write–offs and other period costs expensed as incurred due to rationalization efforts that began in fiscal 2009 and continued into 2010, as well as the rationalization efforts at our natural health products operation which began in the second quarter of 2010. In addition, a non–cash impairment charge of $139 was recorded to write–off certain long–lived assets in our Ingredients Group.

Goodwill impairment of $1,654 reflects a non–cash impairment charge recorded as the Company determined that the carrying value of certain goodwill in the its natural health reporting unit exceeded its fair value.

Interest expense for the three quarters ended October 2, 2010 was $7,625 compared to $10,159 for the three quarters ended September 30, 2009, a $2,534 decrease. Borrowing costs were lower for the three quarters ended October 2, 2010 due to lower debt levels and LIBOR based interest charges, improved interest costs on our pricing grid due to improved operating results, and $1,125 of non–cash interest charges incurred for the three quarters ended September 30, 2009 related to the waiver and amendment of our credit facilities, which occurred on April 30, 2009.

Income tax provision for the three quarters ended October 2, 2010 was $2,672 compared to a recovery of $1,207 for the three quarters ended September 30, 2009, due to the higher consolidated earnings before tax in the current period. The expected annual effective income tax rate for 2010 is between 23% and 25%.

Earnings from continuing operations for the three quarters ended October 2, 2010 were $10,749 as compared to a loss of $7,326 for the three quarters ended September 30, 2009, a $18,075 increase. Basic and diluted earnings per share from continuing operations was $0.16 and $0.15 respectively for the three quarters ended October 2, 2010 compared to a loss of $0.07 and $0.07 respectively for the three quarters ended September 30, 2009.

SUNOPTA INC.	55	October 2, 2010 10–Q

Earnings attributable to non–controlling interest for the three quarters ended October 2, 2010 were $710 compared to losses of $2,748 for the three quarters ended September 30, 2009. The $3,458 increase is due to higher net earnings in our less than wholly–owned subsidiaries.

Losses from discontinued operations, net of income taxes, were $14,569 for the three quarters ended October 2, 2010 compared to earnings of $29 for the three quarters ended September 30, 2009. The $14,598 decrease is due to $15,280 relating to stock–based and other compensation costs that were realized upon the sale of SunOpta BioProcess, costs of $1,289 incurred as a result of the sale of the Canadian Distribution Business including retention bonuses, severances and mandatory interest payments, offset by higher operating margins from discontinued operations.

Gain on the sale of discontinued operations of $63,676 represents after tax gains realized on the dispositions of the Canadian food distribution assets and the shares of SunOpta Bioprocess Inc.

On a consolidated basis, earnings and basic and diluted earnings per share were $59,146, $0.91 and $0.90 respectively, for the three quarters ended October 2, 2010, compared to losses of $4,549, $0.07 and $0.07, respectively, for the three quarters ended September 30, 2009.

SUNOPTA INC.	56	October 2, 2010 10–Q

Adjusted Earnings from Operations

Following is a calculation of our adjusted earnings from operations and adjusted net earnings per share for the three quarters ended October 2, 2010.

		Diluted
		Earnings per
		Share(2)
Earnings attributable to SunOpta Inc.	$59,146	0.90
Adjusted for:
Gain on sale of discontinued operations, net of taxes	(63,676)	(0.97)
Costs included in discontinued operations incurred as a result of the sale of the Canadian food distribution assets and SunOpta BioProcess Inc., net of taxes of $388	16,183	0.25
Severance costs related to restructuring plan at our natural health products operation, net of taxes of $223	413	0.01
Gain on dilution of SBI’s ownership position in Xylitol Canada	(1,242)	(0.02)
Impairment of long–lived assets and goodwill, net of taxes of $2,321	6,367	0.10
Reversal of tax valuation allowance	(549)	(0.01)
Adjusted earnings from operations(1)	16,642	0.25

Adjusted net earnings per share (1) for the first three quarters of 2010 were $0.25 per diluted common share. During the first three quarters of 2010, we recognized gains and recorded specific expenses against income that we do not believe are reflective of normal business operations. As a result, we believe it is useful to eliminate these gains and expenses to compute an adjusted net earnings per share (1) amount for the three quarters ended October 2, 2010 which we believe is more reflective of normal business operations.

During the first three quarters of 2010, we recorded gains on the sales of the Canadian food distribution assets and the sale of SunOpta BioProcess Inc. Losses from discontinued operations, net of income taxes, include costs incurred as a result of the sales including stock–based and other compensation rewards that were triggered upon closing of the sales, severances and mandatory interest payments. We also executed a restructuring plan at our natural health products operation as a result of market conditions and the sale of the Canadian Food Distribution assets which triggered severance costs. As a result of its dilution in ownership in an investment, SunOpta BioProcess recorded a non–taxable dilution gain in the second quarter of 2010. We also recorded asset write–downs relating to property, plant and equipment and intangible assets within the Fruit Group, recognized a goodwill impairment charge relating to our natural health products division, and reversed a tax valuation allowance relating to a tax position that is no longer uncertain. We believe that earnings attributable to SunOpta Inc. is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted earnings from operations(1), and that earnings per share is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted net earnings per share (1).

The table above reconciles earnings attributable to SunOpta Inc. to Adjusted earnings from operations(1) and reconciles earnings per share to Adjusted net earnings per share (1), in each case for the three quarters ended October 2, 2010.

(1) Adjusted net earnings per share and Adjusted earnings from operations are non–GAAP financial measures. We believe these non–GAAP measures, which have been adjusted for the impact of the items listed in the table above, assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Adjusted net earnings per share and Adjusted earnings from operations should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

(2) The Diluted weighted average number of shares outstanding for the three quarters ended October 2, 2010 is 65,764,865 (see Note 6).

SUNOPTA INC.	57	October 2, 2010 10–Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Foods
For the three quarters ended	October 2, 2010	September 30, 2009	Change	% Change

Revenue	609,046	573,962	35,084	6.1%
Gross Margin	92,644	71,317	21,327	29.9%
Gross Margin %	15.2%	12.4%		2.8%

Operating Income	33,919	14,051	19,868	141.4%
Operating Income %	5.6%	2.4%		3.2%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

SunOpta Foods contributed $609,046 or 91.1% of consolidated revenue for the three quarters ended October 2, 2010 compared to $573,962 or 92.6% of consolidated revenues for the three quarters ended September 30, 2009, a $35,084 increase. The increased revenue is due entirely to internal growth as there have been no acquisitions to contribute to the increased revenue. Reflecting the impact of changes in foreign exchange and commodity related pricing, revenue in SunOpta Foods increased 9.7% over the prior year. For the three quarters ended October 2, 2010, all operating groups within SunOpta Foods realized increased revenues, primarily as a result of increased volumes stemming from higher customer demand and new customer and product initiatives. The table below explains the increase in revenue by group:

SunOpta Foods Revenue Changes
Revenue for the three quarters ended September 30, 2009	$573,962
Increase in the Grains and Foods Group	7,539
Increase in the Ingredients Group	5,794
Increase in the Fruit Group	6,145
Increase in the International Foods Group	15,606
Revenue for the three quarters ended October 2, 2010	$609,046

Gross margin in SunOpta Foods increased by $21,327 for the three quarters ended October 2, 2010 to $92,644, or 15.2% of revenues, compared to $71,317, or 12.4% of revenues for the three quarters ended September 30, 2009. The table below explains the increase in gross margin by group:

SunOpta Foods Gross Margin Changes
Gross Margin for the three quarters ended September 30, 2009	$71,317
Increase in the Grains and Foods Group	4,142
Increase in the Ingredients Group	4,988
Increase in the Fruit Group	6,352
Increase in the International Foods Group	5,845
Gross Margin for the three quarters ended October 2, 2010	$92,644

SUNOPTA INC.	58	October 2, 2010 10–Q

Operating income in SunOpta Foods increased by $19,868 for the three quarters ended October 2, 2010 to $33,919 or 5.6% of revenues, compared to $14,051 or 2.4% of revenues for the three quarters ended September 30, 2009. The table below explains the increase in operating income:

SunOpta Foods Operating Income Changes
Operating Income for the three quarters ended September 30, 2009	$14,051
Increase in gross margin, as explained above	21,327
Increase in foreign exchange gains	1,000
Increase in SG&A costs	(2,598)
Decrease in W&D costs	139
Operating Income for the three quarters ended October 2, 2010	$33,919

Further details on revenue, gross margins and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains & Foods Group
For the three quarters ended	October 2, 2010	September 30, 2009	Change	% Change

Revenue	257,885	250,346	7,539	3.0%
Gross Margin	32,017	27,875	4,142	14.9%
Gross Margin %	12.4%	11.1%		1.3%

Operating Income	17,557	14,405	3,152	21.9%
Operating Income %	6.8%	5.8%		1.0%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

SUNOPTA INC.	59	October 2, 2010 10–Q

The Grains and Foods Group contributed $257,885 in revenues for the three quarters ended October 2, 2010, compared to $250,346 for the three quarters ended September 30, 2009, a $7,539 or 3.0% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenue for the three quarters ended September 30, 2009	$250,346
Higher soymilk and alternate beverage sales due to continued growth in volumes from existing customer contracts, the commencement of aseptically packaged natural broth and soup products at our Alexandria, MN facility and commencement of operations at our aseptic packaging facility in Modesto, CA which opened late in the second quarter of 2009	12,319
Increased sunflower product sales as a result of higher in–shell, bakery kernel and bi– product volume, and the forward selling of 2009 crop into supply constrained markets, offset by price declines due in part to the weakening Euro	2,532
Volume increase at our roasted grain operation as a result of the launch of our Sunrich Naturals brand roasted snack product	1,050
Increased specialty oil volume from the Colorado Mills vegetable oil operation which commenced commercial operations near the end of 2009	812
Loss of significant customer for extended shelf life soy milk products in the third quarter of 2009	(8,945)
Decline in price for commodity soy and corn as well as organic grains and grain based food ingredients	(7,201)
Higher volume of commodity grains and grain based food ingredients and incremental revenue generated from our South African soy base operation	6,972
Revenue for the three quarters ended October 2, 2010	$257,885

Gross margin in the Grains and Foods Group increased by $4,142 to $32,017 for the three quarters ended October 2, 2010 compared to $27,875 for the three quarters ended September 30, 2009, and the gross margin percentage increased by 1.3% to 12.4%. The increase in gross margin as a percentage of revenue is primarily due to a favourable shift in sales mix, as soymilk and alternative beverage sales as well as sunflower products have higher inherent margins than our grain–based sales as well as improved efficiencies at our West Coast aseptic packaging facility which was being commissioned in the same period of 2009. The table below explains the increase in gross margin:

SUNOPTA INC.	60	October 2, 2010 10–Q

Grains and Foods Group Gross Margin Changes
Gross Margin for the three quarters ended September 30, 2009	$27,875
Increased volumes of in–shell and bakery kernel products combined with plant efficiencies as a result of the higher volumes	3,790
Incremental margin generated on increased volumes of soymilk, alternate beverages and broth products	3,270
Pre–opening costs incurred in the second quarter of 2009 at our aseptic packaging facility in Modesto, California which became operational late in the second quarter of 2009	2,464
Unfavourable pricing of our non–GMO and organic grains and grains based foods due to market pricing of specialty grains and crop quality	(2,233)
Loss of significant customer for extended shelf life soy milk products in the third quarter of 2009	(1,994)
Inefficiencies at our vegetable oil refinery operation due to equipment issues and low plant throughput, offset by increased volumes in our roasted grain operation as a result of launch of Sunrich Naturals brand roasted product, and production efficiencies	(578)
Business interruption insurance proceeds not received in 2010	(577)
Gross Margin for the three quarters ended October 2, 2010	$32,017

Operating income in the Grains and Foods Group increased by $3,152, or 21.9%, to $17,557 for the three quarters ended October 2, 2010, compared to $14,405 for the three quarters ended September 30, 2009. The table below explains the increase in operating income:

Grains and Foods Group Operating Income Changes
Operating Income for the three quarters ended September 30, 2009	$14,405
Increase in gross margin, as explained above	4,142
Lower compensation costs due primarily to lower bonus accruals	240
Increase in foreign exchange gains	72
Increased professional fees and reserves as a result of the dispute with Colorado Sun Oil Processors, LLC	(580)
Increased office, travel, marketing and R&D costs due to facility expansions and international strategy initiatives	(464)
Higher bad debt expense	(258)
Operating Income for the three quarters ended October 2, 2010	$17,557

SUNOPTA INC.	61	October 2, 2010 10–Q

Ingredients Group
For the three quarters ended	October 2, 2010	September 30, 2009	Change	% Change

Revenue	52,932	47,138	5,794	12.3%
Gross Margin	16,216	11,228	4,988	44.4%
Gross Margin %	30.6%	23.8%		6.8%

Operating Income	10,322	5,571	4,751	85.3%
Operating Income %	19.5%	11.8%		7.7%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

The Ingredients Group contributed $52,932 in revenues for the three quarters ended October 2, 2010, compared to $47,138 for the three quarters ended September 30, 2009, a $5,794 or 12.3% increase. The table below explains the increase in revenue:

Ingredients Group Revenue Changes
Revenue for the three quarters ended September 30, 2009	$47,138
Increased oat and soy fiber sales due to higher volumes customer demands, slightly offset by price decreases	4,910
Increase in volume and pricing in contract manufacturing	1,843
Decrease in blended food ingredients due to lower volume and the partial sale of our product portfolio during the fourth quarter of 2009, offset by improved pricing in the dairy blends market	(620)
Decrease in bran sales due to lower volumes in corn as well as the overall bran market	(339)
Revenue for the three quarters ended October 2, 2010	$52,932

The Ingredients Group gross margin increased by $4,988 to $16,216 for the three quarters ended October 2, 2010 compared to $11,228 for the three quarters ended September 30, 2009, and the gross margin percentage increased by 6.8% to 30.6%. Higher fiber volumes, combined with lower raw material costs, improved pricing and continued process improvements implemented in our manufacturing facilities led to increased gross margin and rates versus the three quarters ended September 30, 2009. The table below explains the increase in gross margin:

Ingredients Group Gross Margin Changes
Gross Margin for the three quarters ended September 30, 2009	$11,228
Increase due to oat and soy fiber volume and plant efficiencies	4,095
Increase in volume and pricing in contract manufacturing	846
Increase in pricing in dairy blends and other blended products	415
Decrease in starch and brans due primarily to lower volume	(368)
Gross Margin for the three quarters ended October 2, 2010	$16,216

Operating income in the Ingredients Group increased by $4,751, or 85.3% to $10,322 for the three quarters ended October 2, 2010, compared to $5,571 for the three quarters ended September 30, 2009. The table below explains the increase in operating income:

SUNOPTA INC.	62	October 2, 2010 10–Q

Ingredients Group Operating Income Changes
Operating Income for the three quarters ended September 30, 2009	$5,571
Increase in gross margin, as explained above	4,988
Decrease in bad debt expense	407
Increase in compensation costs	(408)
Higher professional fees, increased travel expense and higher general office costs, offset by a decrease in foreign exchange losses	(236)
Operating Income for the three quarters ended October 2, 2010	$10,322

Fruit Group
For the three quarters ended	October 2, 2010	September 30, 2009	Change	% Change

Revenue	119,476	113,331	6,145	5.4%
Gross Margin	16,098	9,746	6,352	65.2%
Gross Margin %	13.5%	8.6%		4.9%

Operating Income	3,867	(2,279)	6,146	269.7%
Operating Income %	3.2%	–2.0%		5.2%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

The Fruit Group contributed $119,476 in revenues for the three quarters ended October 2, 2010, compared to $113,331 for the three quarters ended September 30, 2009, a $6,145 or 5.4% increase. The table below explains the increase in revenue:

Fruit Group Revenue Changes
Revenue for the three quarters ended September 30, 2009	$113,331
Higher volume due to increased demand at our fruit ingredient operations for industrial and food service products and new product offerings as well as improved pricing	9,090
Higher volume as a result of new customers and increased demand in our Healthy Fruit Snacks operation, partially offset by reduced contract pricing to certain customers	413
Decrease in brokerage operations due to lower volumes and lost customers	(1,695)
Volume declines on industrial and food service offerings along with retail price decreases in the Frozen Foods operation, partially offset by higher retail volumes and price increases for industrial products	(1,663)
Revenue for the three quarters ended October 2, 2010	$119,476

Gross margins in the Fruit Group increased by $6,352 to $16,098 for the three quarters ended October 2, 2010 compared to $9,746 for the three quarters ended September 30, 2009, and the gross margin percentage increased by 4.9% to 13.5%. The increase in gross margin as a percentage of revenue is due to liquidation and rationalization costs incurred in the third quarter of 2009 that did not reoccur in the third quarter of 2010, improved pricing as well as production efficiencies at our fruit ingredient and frozen foods operations, and cost benefits realized from process improvement initiatives implemented in our healthy fruit snacks operations. The table below explains the increase in gross margin:

SUNOPTA INC.	63	October 2, 2010 10–Q

Fruit Group Gross Margin Changes
Gross Margin for the three quarters ended September 30, 2009	$9,746
Impact of improved pricing and higher volumes in our fruit ingredient operations which, in addition to process improvements, contributed to manufacturing efficiencies	2,842
Costs incurred in the third quarter of 2009 to liquidate inventories and rationalize product offerings in the frozen foods operation	2,021
Positive impact of the elimination of fresh fruit processing at our Buena Park facility via reduced storage and less costly Mexican fruit, coupled with increased retail volumes and lower brokerage costs, offset by higher transportation costs	1,527
Impact of higher volumes, process improvement initiatives and cost reduction supplemented at our healthy fruit snacks operations, offset by costs related to the consolidation of two manufacturing facilities	615
Decline in volume at our brokerage operations	(653)
Gross Margin for the three quarters ended October 2, 2010	$16,098

Operating income in the Fruit Group increased by $6,146, or 269.7% to $3,867 for the three quarters ended October 2, 2010, compared to a loss of $2,279 for the three quarters ended September 30, 2009. The table below explains the increase in operating income:

Fruit Group Operating Income Changes
Operating Loss for the three quarters ended September 30, 2009	($2,279)
Increase in gross margin, as explained above	6,352
Severance and related costs incurred in the first quarter of 2009 associated with the rationalization of a facility	545
Increase in professional fees related to ongoing legal matters	(288)
Increase in marketing expense in support of new product offerings and expanded sales efforts	(205)
Increased reserves for bad debts	(115)
Increase in compensation costs due primarily to higher bonus accruals, partially offset by headcount reductions that took place in 2009	(93)
Increase in foreign exchange losses	(50)
Operating Income for the three quarters ended October 2, 2010	$3,867

SUNOPTA INC.	64	October 2, 2010 10–Q

International Foods Group
For the three quarters ended	October 2, 2010	September 30, 2009	Change	% Change

Revenue	178,753	163,147	15,606	9.6%
Gross Margin	28,313	22,468	5,845	26.0%
Gross Margin %	15.8%	13.8%		2.0%

Operating Income	2,173	(3,646)	5,819	159.6%
Operating Income %	1.2%	–2.2%		3.4%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

The International Foods Group contributed $178,753 in revenues for the three quarters ended October 2, 2010, compared to $163,147 for the three quarters ended September 30, 2009, a $15,606 or 9.6% increase. The table below explains the increase in revenue:

International Foods Group Revenue Changes
Revenue for the three quarters ended September 30, 2009	$163,147
Higher customer demand for natural and organic commodities such as processed fruits and vegetables, sweeteners, agave and coffee beans, partially offset by lower demand for rice and feed ingredients. Also favourably impacting revenues were improved pricing for sweeteners, agave and processed fruits and vegetables, and higher worldwide market pricing for cocoa, offset by lower pricing on oils and fats and grains.	13,801
Favourable net impact on revenues due to stronger Canadian dollar versus the U.S. dollar versus the 2009 period, partially offset by the weakened Euro relative to the US dollar versus the 2009 period	1,505
Higher sales at Consumer Product Solutions business, primarily driven by new products, including low calorie lemonade and electrolyte water products	5,121
Lower volume of branded products due to lower customer demand and increased competition, lower shipments of distributed products due to a decline in the demand for health and beauty aids and health food products, slightly offset by increased demand from international markets in our natural health products operation	(4,821)
Revenue for the three quarters ended October 2, 2010	$178,753

Gross margins in the International Foods Group increased by $5,845 to $28,313 for the three quarters ended October 2, 2010 compared to $22,468 for the three quarters ended September 30, 2009, and the gross margin percentage increased by 2.0% to 15.8%. The increase in margin rate was generated by improved contract pricing on certain organic ingredients at The Organic Corporation, a reduction in spending incurred in 2009 to support brand re–launches of natural health products, and sales from new products at higher margins within our Consumer Product Solutions operation. The table below explains the increase in gross margin:

SUNOPTA INC.	65	October 2, 2010 10–Q

International Foods Gross Margin Changes
Gross Margin for the three quarters ended September 30, 2009	$22,468
Higher gross margins of natural and organic commodities (as noted above), as well as improved contract pricing on coffee beans, sweeteners and agave, and the increase in market price for cocoa compared to the same period in the prior year	4,883
Reduced spending on a branded initiative that was undertaken in the prior year to support natural health product re–launches in the third quarter of 2009	1,342
Higher gross margins at Consumer Product Solutions driven by increase in revenues from new products at higher margins, lower inventory levels leading to lower warehousing charges and lower inventory rationalization costs as compared to the same period in the prior year	1,130
Favourable net impact on gross margins due to stronger Canadian dollar relative to the U.S. dollar versus the 2009 period, partially offset by the weakened Euro relative to the U.S. dollar versus the 2009 period	838
Lower volumes in our natural health products operations, unfavourable sales product mix of increased lower margin distributed products, slightly offset by improved product margins and reduced trade spending compared to the prior year	(2,348)
Gross Margin for the three quarters ended October 2, 2010	$28,313

Operating income in the International Foods Group increased by $5,819, or 159.6%, to $2,173 for the three quarters ended October 2, 2010, compared to ($3,646) for the three quarters ended September 30, 2009. The table below explains the increase in operating income:

SUNOPTA INC.	66	October 2, 2010 10–Q

International Foods Group Operating Income Changes
Operating Loss for the three quarters ended September 30, 2009	($3,646)
Improved gross margins, as noted above	5,845
Reduced spending on a branded initiative (marketing costs, listing fees) that was undertaken in the prior year to support brand re–launches that occurred in the third quarter of 2009	1,363
Foreign exchange gains on forward foreign exchange contracts entered into on U.S. dollar contracts	954
Increase in marketing and advertising spending in the first half of 2010 to support sales initiatives in our natural and health products operation, offset by a reduction in warehousing and distribution costs that are variable with revenues	(156)
Negative impact on Canadian borne SG&A spending due to higher Canadian dollar relative to the U.S. dollar as compared to the 2009 period, offset by Euro borne SG&A spending due to the lower Euro relative to the U.S. dollar as compared to the 2009 period	(1,479)
Increase in travel and related costs at The Organic Corporation to support higher sales levels and the sourcing of raw material products, as well as higher reserve for bad debt	(708)
Operating Income for the three quarters ended October 2, 2010	$2,173

Opta Minerals
For the three quarters ended	October 2, 2010	September 30, 2009	Change	% Change

Revenue	59,493	45,810	13,683	29.9%
Gross Margin	15,174	9,596	5,578	58.1%
Gross Margin %	25.5%	20.9%		4.6%

Operating Income	6,224	429	5,795	1350.8%
Operating Income %	10.5%	0.9%		9.6%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

Opta Minerals contributed $59,493 in revenues for the three quarters ended October 2, 2010, compared to $45,810 for the three quarters ended September 30, 2009, a $13,683 or 29.9% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenue for the three quarters ended September 30, 2009	$45,810
Increased volume as a result of a global increase in demand for steel and related products	9,090
Incremental sales from new production facilities located in Freeport, Texas and Tampa Bay, Florida which were not fully operational for the three quarters ended 2009	2,390
Higher volume of abrasive products as a result of increased demand for abrasive slag in the Southern U.S.	2,203
Revenue for the three quarters ended October 2, 2010	$59,493

SUNOPTA INC.	67	October 2, 2010 10–Q

Gross margin for Opta Minerals increased by $5,578 to $15,174 for the three quarters ended October 2, 2010 compared to $9,596 for the three quarters ended September 30, 2009, and the gross margin percentage increased by 4.6% to 25.5%. The increase in gross margin as a percentage of revenue is due primarily to volume increases plus cost reduction measures undertaken by management of Opta Minerals during fiscal 2009. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the three quarters ended September 30, 2009	$9,596
Increased volume of steel and related products due to demand, combined with cost reduction measures implemented during 2009	4,573
Incremental gross margin from new production facilities located in Freeport, Texas and Tampa Bay, Florida which were not fully operational for the first three quarters of 2009	565
Higher volume of abrasive products and lower costs due to the cost reduction measures implemented during 2009	440
Gross Margin for the three quarters ended October 2, 2010	$15,174

Operating income for Opta Minerals increased by $5,795, or 1350.8%, to $6,224 for the three quarters ended October 2, 2010, compared to $429 for the three quarters ended September 30, 2009. The table below explains the increase in operating income:

Opta Minerals Operating Income Changes
Operating Income for the three quarters ended September 30, 2009	$429
Increase in gross margin, as explained above	5,578
Increase in foreign exchange gains	762
Decrease in professional fees due to fewer legal matters	246
Increase in compensation costs	(421)
Higher marketing and advertising expense and increased bad debt reserves, offset by decrease in general office costs	(370)
Operating Income for the three quarters ended October 2, 2010	$6,224

Corporate Services
For the three quarters ended	October 2, 2010	September 30, 2009	Change	% Change

Operating Loss	(8,631)	(4,855)	(3,776)	–77.8%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

Operating loss at SunOpta Corporate Services increased by $3,776 to $8,631 for the three quarters ended October 2, 2010, from costs of $4,855 for the three quarters ended September 30, 2009. The table below explains the increase in operating loss:

SUNOPTA INC.	68	October 2, 2010 10–Q

Corporate Services Operating Income Changes
Operating Loss for the three quarters ended September 30, 2009	($4,855)
Increase in SG&A costs due to the strengthened Canadian dollar in the first half of 2010 on translating Canadian borne expenses into U.S. Dollars	(1,368)
Increased compensation costs due to higher bonus accruals and increased workers compensation expense	(1,348)
Increase in other corporate overhead costs mainly due to higher IT related communication and hosting expenses, increased bank charges under our asset based lending facility, higher professional fees and increased insurance costs	(569)
Higher stock compensation expense as a result of warrants that were issued pursuant to an advisory services agreement with a financial advisory firm, as well as consulting costs	(590)
Decrease in foreign exchange gains	(415)
Increase in corporate management fees that are allocated to SunOpta operating groups	514
Operating Loss for the three quarters ended October 2, 2010	($8,631)

Management fees mainly consist of salaries of corporate personnel who perform back office functions for divisions, as well as costs related to the enterprise resource management system used within several of the divisions. These expenses are allocated to the groups based on (1) specific identification of allocable costs that represent a service provided to each divisions, and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each division. As a result of the sale of the Canadian Food Distribution business and SunOpta BioProcess, a portion of the corporate management fees previously charged to these groups was reallocated as an expense of the Corporate Services operating segment. The operating loss for Corporate Services for the three quarters ended September 30, 2009 has been adjusted to reflect this change.

SUNOPTA INC.	69	October 2, 2010 10–Q

Liquidity and Capital Resources (at October 2, 2010)

We obtain our short–term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At October 2, 2010, we had availability under certain lines of credit of approximately $85,624 (December 31, 2009 – $69,817).

We have the following sources from which we can fund our operating cash requirements:

  Cash and cash equivalents (refer to note 13 of the consolidated financial statements included elsewhere in this report).
  Available operating lines of credit.
  Cash flows generated from operating activities.
  Cash flows generated from exercise of options and warrants, if any, during the year.
  Additional long–term financing.
  Sales of non–core divisions or certain assets.

Included in cash and cash equivalents at October 2, 2010 is $909 (December 31, 2009 – $781) that is specific to Opta Minerals and cannot be used for general corporate purposes.

We intend to target a long term debt to equity ratio of approximately 0.30 – 0.50 to 1.00 versus the current position at October 2, 2010 of 0.25 to 1.00 (December 31, 2009 – 0.37 to 1.00) and total debt ratio of 0.50 – 0.70 to 1.00 versus our current position of 0.33 to 1.00 (December 31, 2009 – 0.65 to 1.00).

On June 11, 2010, we completed the sale of our Canadian Food Distribution assets for cash proceeds of approximately Cdn $68,000, less transaction and related closing costs of approximately $4,937. This cash improved our overall liquidity position by reducing total debt, as well as lowering interest costs related to our syndicated banking facilities.

On August 31, 2010, we completed the sale of all the outstanding common shares of SunOpta BioProcess Inc. for non–cash consideration in the form of a combination of preferred and common shares of Mascoma Corporation. Apart from cash costs of approximately $3,478, this transaction did not have a significant impact on our overall liquidity position.

On November 8, 2010, we completed the acquisition of 100% of the outstanding shares of Dahlgren & Company Inc. for cash consideration of $44,000. The acquisition was financed with cash and our U.S. line of credit facility. The transaction decreased our overall liquidity position by increasing total debt, and increasing interest costs related to our syndicated banking facilities.

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

Cash flows – Three Quarters Ended October 2, 2010 compared to the Three Quarters Ended September 30, 2009

Net cash and cash equivalents increased by $344 during the first three quarters of 2010 (first three quarters of 2009 – decreased by $4,034) to $21,067 at October 2, 2010. The increase in cash and cash equivalents was primarily the result of gross cash proceeds of $65,809 received from the sale of the Canadian Food Distribution business that occurred on June 11, 2010 and cash provided by operations of $17,005, offset by $39,155 of cash applied to line of credit facilities, $16,327 of cash used to repay long–term debt, $13,545 of cash used for capital expenditures and $12,142 of cash sold in the divesture of SunOpta BioProcess Inc.

SUNOPTA INC.	70	October 2, 2010 10–Q

Operating activities generated $17,005 of cash during the three quarters ended October 2, 2010, compared to $26,221 in the three quarters ended September 30, 2009. Excluding cash flows from operating activities of discontinued operations, cash flows from operating activities of continuing operations decreased by $5,585. The decrease in cash generated from operating activities in the first three quarters of 2010 is due to $25,062 more cash used to fund working capital, primarily due to increased cash used to fund higher inventory and accounts receivable balances, offset by cash provided by higher accounts payable and accrued liabilities balances and a $18,075 increase in earnings from continuing operations. Cash used by changes in inventory was $27,515 higher in the first three quarters of 2010 compared to the same period in 2009 which reflects the intense focus in 2009 to reduce inventory to lower levels, these efforts have stabilized in 2010 and consolidated inventory balances are largely consistent year–over–year. Cash used by changes in accounts receivable was $11,206 higher in the first three quarters of 2010 compared to the same period in 2009 due, in part, to higher sales levels and the extending of payment terms by some of our customers. Offsetting these uses of cash during the third quarter of 2010 was an increase in cash provided by changes in accounts payable and accrued liabilities of $13,503 compared to the same period in 2009. This increase is consistent with a higher day’s payables outstanding to our suppliers of 48.7 days at October 2, 2010 compared to 44.1 days at December 31, 2009. Cash flow from continuing operations for the first three quarters of 2010, after adding back items not affecting cash, increased by $19,477 as compared to the first three quarters of 2009, primarily due to an increase of $18,075 in earnings from continuing operations for the period.

Cash used in investing activities of continuing operations was $14,385 in the first three quarters of 2010, compared to $11,395 in the same period of 2009. The increase in cash used of $2,990 is primarily due to higher capital spending in the current year. Significant purchases of property, plant and equipment in the first three quarters of 2010 include the expansion of our fiber facility in Cedar Rapids to increase processing capacity, spending on our new aseptic packaging line at our fruit ingredient operation, a methane extraction project at our Cambridge oat fiber ingredient facility, and other plant–specific improvement projects and general maintenance across the organization. Cash provided by investing activities of discontinued operations in the three quarters ended October 2, 2010 includes $65,809 of cash proceeds received on the sale of the Canadian food distribution assets, offset by $12,142 of cash sold in the divesture of SunOpta BioProcess Inc. and purchases of property, plant and equipment made within the discontinued operations.

Financing activities used cash of $54,672 in the first three quarters of 2010 compared to $18,017 in the same period of 2009, an increase in cash used of $36,655. The increase in cash used reflects the application of proceeds generated from the sale of the Canadian food distribution to pay down our U.S. line of credit facility and to repay $11,284 of our term loan facility in accordance with the terms of the loan agreement. Excluding changes in line of credit facilities and the mandatory debt repayment in 2010, cash used in financing activities during the first three quarters of 2010 was $4,233, compared to $8,267 in the same period of 2009, due to lower long–term debt repayments.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

All financial numbers presented in this “Item 3. Quantitative and Qualitative Disclosures about Market Risk” are expressed in thousands of U.S. dollar, unless otherwise noted.

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, we may invest in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short–term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported on the consolidated statements of operations and comprehensive income. As at October 2, 2010 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

SUNOPTA INC.	71	October 2, 2010 10–Q

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have their fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at October 2, 2010, the weighted average interest rate of the fixed rate term debt was 6.6% (December 31, 2009 – 8.5%) and $67,114 (December 31, 2009 – $83,449) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $3,911 (December 31, 2009 – $3,911) at an interest rate of 6.1% (December 31, 2009 – 5.8%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including, the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the companies ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates on variable rate term debt the Company’s after tax earnings would (decrease) increase by approximately $30 (December 31, 2009 – 5.8%).

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

We are exposed to foreign exchange rate fluctuations as the financial results of SunOpta and its Canadian and European subsidiaries are translated into U.S. dollars on consolidation. The Canadian dollar appreciated relative to the U.S. dollar in the first three quarters of 2010, with closing rates moving from Cdn $1.0205 at December 31, 2009 to Cdn $1.0510 at October 2, 2010 for each U.S. dollar. The Euro depreciated against the U.S. dollar over the first three quarters of 2010, with closing rates moving from $1.4316 at December 31, 2009 to $1.3780 at October 2, 2010. As a result of the appreciation of the Canadian dollar and the sale of Canadian denominated assets to UNFI, and the depreciation of the Euro against the U.S. dollar in the first three quarters of 2010, we had decrease of $4,400 (December 31, 2009 – a decrease of $12,623) in net Canadian assets and increase of € 1,162 (December 31, 2009 – increase of € 332) in net Euro. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar or Euro with all other variables held constant would result in an increase (decrease) in the fair value of our net assets by $2,518 (December 31, 2009 – $8,553) for a Canadian dollar exchange movement and $2,287 (December 31, 2009 – $2,134) for a Euro exchange movement.

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

We enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked–to–market at October 2, 2010, resulting in a gain of $447 (December 31, 2009 – gain of $392); which is included in foreign exchange on the consolidated statements of operations. In 2009, we began taking a more active role in an attempt to reduce exposure to foreign currency exchange rates by entering into forward foreign exchange contracts. The contracts entered into are primarily Canadian dollars and U.S. dollars as well as U.S. dollars and Euros. The net effect of all exchange based transactions including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions including the translation gains and losses related to our Corporate net monetary assets are recorded in foreign exchange on our consolidated statements of operations. For the three quarters ended October 2, 2010, we recorded a gain of $1,494 (December 31, 2009 – a gain of $156).

SUNOPTA INC.	72	October 2, 2010 10–Q

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

Commodity risk

SunOpta Foods enters into exchange–traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain and certain other commodity transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter–party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre–approved producers.

The Company has a risk of loss from hedge activity if a grower does not deliver as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At October 2, 2010 the Company owned 238,875 (December 31, 2009 – 425,282) bushels of corn with a weighted average price of $4.27 (December 31, 2009 – $4.02) and 519,998 (December 31, 2009 – 577,041) bushels of soy beans with a weighted average price of $11.82 (December 31, 2009 – $10.83). At October 2, 2010, the Company has a net long position on soy beans of 94,414 (December 31, 2009 – 20,834) and a net long position on corn of 653,851 (December 31, 2009 – 58,140) bushels. An increase/decrease in commodity prices of either soy or corn of 10% would result in an increase (decrease) in carrying value of these commodities by $391 (December 31, 2009 – $46). In addition, the International Foods Group hedges the purchase of cocoa to minimize price fluctuations. Other than noted above, there are no futures contracts in the other SunOpta Foods segments, Opta Minerals or related to Corporate office activities.

Item 4 – Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2010.

SUNOPTA INC.	73	October 2, 2010 10–Q

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a–15(f) promulgated under the Exchange Act) occurred during the third quarter of fiscal 2010. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	74	October 2, 2010 10–Q

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 10. Commitments and Contingencies” to our consolidated financial statements included elsewhere in this report.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10–K for the year ended December 31, 2009, under the heading “Risk Factors” in Item 1A of that report. There have been no material changes to the previously–reported Risk Factors as of the date of this quarterly report. All of such previously–reported Risk Factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of our Company. The following disclosures provide updates to the previously–reported Risk Factors.

Our lack of management and operational control over Mascoma may prevent us from taking or causing to be taken actions to protect or increase the value of our interest in Mascoma

Following the SBI Transaction, we have a 19.65% ownership interest in Mascoma, through a combination of preferred and common shares. We do not have the ability to exercise day–to–day control over Mascoma. The management team of Mascoma could make business decisions without our consent that could impair the economic value of our interest in Mascoma. In addition, we have no ability to cause Mascoma to take actions that might be to our benefit, including but not limited to actions relating to a change of control of Mascoma and declarations of dividends to Mascoma’s stockholders. For the foregoing reasons, our lack of control over Mascoma could have an adverse impact on our investment in Mascoma.

We have continuing indemnification obligations relating to our recent dispositions.

On June 11, 2010, we sold our Canadian Food Distribution business (the “CFD Transaction”) to UNFI Canada, Inc. (“UNFI”), and on September 1, 2010, we sold 100% of our ownership in SunOpta BioProcess Inc. (the “SBI Transaction”) to Mascoma Canada Inc. (“Mascoma”). Pursuant to the terms of the agreements governing the CFD Transaction and the SBI Transaction, we agreed to indemnify the purchasers for losses incurred due to breaches of specified representations, warranties and covenants and for certain other matters, subject to the limitations set forth in those agreements. With respect to the SBI Transaction, in support of our indemnification obligations, certain of the shares of common stock and preferred stock of Mascoma issued to us in connection with the SBI Transaction are being be held in escrow to satisfy any indemnification claims made by Mascoma following the closing. In the event that UNFI, Mascoma or their respective affiliates make indemnification claims against us and are successful in those indemnification claims, we may become liable for money damages to the indemnified parties, or we may lose our rights to our Mascoma shares (with respect to the SBI Transaction). Also, any indemnification claims could require us to incur substantial expense and our management may have to devote a substantial amount of time resolving or defending against such claims. Any such payment or expense relating to an indemnification claim could significantly reduce the benefits that we anticipated receiving from the applicable transaction and could adversely affect our business, financial condition and results of operations.

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	75	October 2, 2010 10–Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 10, 2010

SUNOPTA INC.

/s/ Eric Davis

by Eric Davis
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	76	October 2, 2010 10–Q

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Purchase Agreement, dated as of August 31, 2010, among SunOpta Inc., SunOpta BioProcess Inc., the Vendors (as defined therein), Mascoma Corporation, and Mascoma Canada Inc.*

31.1	Certification by Steven Bromley, President and Chief Executive Officer, pursuant to Rule 13a– 14(a) under the Securities Exchange Act of 1934, as amended. **

31.2	Certification by Eric Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a– 14(a) under the Securities Exchange Act of 1934, as amended. **

32	Certifications by Steven Bromley, President and Chief Executive Officer, and Eric Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C Section 1350. **

*	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S–K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith

SUNOPTA INC.	77	October 2, 2010 10–Q