Form 10-Q
period 2011-04-02
SunOpta Inc.
filed 2011-05-12
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________.

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

Yes [  ]    No [X]

The number of shares of the registrant’s common stock outstanding as of May 2, 2011 was 65,539,104.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended April 2, 2011
TABLE OF CONTENTS

All financial information is expressed in United States Dollars. The closing rate of exchange on May 2, 2011 was CDN $1 = U.S. $0.9508.

Forward-Looking Statements

This quarterly report of SunOpta Inc. (the “Company”) for the quarterly period ended April 2, 2011 contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate,” “estimate,” “intend,” “project,” “potential,” “continue,” “believe,” “expect,” “could,” “would,” “should,” “might,” “plan,” “will,” “may,” the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to possible operational consolidation, reduction of non-core assets and operations, business strategies, plant and production capacities, revenue generation potential and anticipated construction costs, competitive strengths, goals, capital expenditure plans, business and operational growth and expansion plans, anticipated operating margins and operating income increases, gains or losses associated with business transactions, cost reductions, rationalization and improved efficiency initiatives, potential new product offerings, and references to the future growth of the business and global markets for the Company’s products. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments as well as other factors that we believe are appropriate in the circumstance.

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

  we have continuing indemnification obligations relating to our recent dispositions;

  our credit agreement restricts how we may operate our business, and our business may be materially and adversely affected if these restrictions prevent us from implementing our business plan;

SUNOPTA INC.	1	April 2, 2011 10-Q

  our inability to meet the covenants of our credit facilities could materially and adversely affect our business;

  we may require additional capital to maintain current growth rates, which may not be available on favourable terms or at all;

  our customers generally are not obligated to continue purchasing products from us;

  consumer preferences for natural and organic food products are difficult to predict and may change;

  we operate in a highly competitive industry;

  an interruption at one of our manufacturing facilities could negatively affect our business;

  if we lose the services of our key management, our business could suffer;

  if we do not manage our supply chain effectively, our operating results may be adversely affected;

  volatility in the prices of raw materials, packaging and energy could increase our cost of sales and reduce our gross margins;

  climate change legislation could have an impact on our financial condition and consolidated results of operations;

  adverse weather conditions could impose costs on our business;

  the exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities could dilute the value of our common shares;

  impairment charges in goodwill or other intangible assets could adversely impact our financial condition and consolidated results of operations;

  technological innovation by our competitors could make our food products less competitive;

  we rely on protection of our intellectual property and proprietary rights;

  we are subject to substantial environmental regulation and policies;

  SunOpta Foods is subject to significant food and health regulations;

  our operations are influenced by agricultural policies;

  product liability suits, recalls and threatened market withdrawals, could have a material adverse effect on our business;

  litigation and regulatory enforcement concerning marketing and labeling of our food products could negatively affect our business;

  our lack of management and operational control over Mascoma may limit our ability to protect or increase the value of our interest in Mascoma;

  loss of a key customer could materially reduce revenues and earnings;

  fluctuations in exchange rates, interest rates and certain commodities could adversely affect our results of operations, financial condition and liquidity;

  we may not be able to effectively manage our growth and integrate acquired companies; and

  our operating results and share price are subject to significant volatility

Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

SUNOPTA INC.	2	April 2, 2011 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Financial Statements

SunOpta Inc.

For the quarters ended April 2, 2011 and April 3, 2010

(Unaudited)

SUNOPTA INC.	3	April 2, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Operations
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	April 2, 2011	April 3, 2010

Revenues	$260,923	$216,749

Cost of goods sold	225,368	181,273

Gross profit	35,555	35,476

Selling, general and administrative expenses	23,007	25,796
Intangible asset amortization	1,385	1,175
Other expense, net (note 12)	362	315
Foreign exchange loss (gain)	135	(1,117)

Earnings from continuing operations before the following	10,666	9,307

Interest expense, net	1,984	3,022

Earnings from continuing operations before income taxes	8,682	6,285

Provision for income taxes	3,009	2,076

Earnings from continuing operations	5,673	4,209

Earnings from discontinued operations, net of income taxes (note 3)	-	432

Earnings	5,673	4,641

Earnings attributable to non-controlling interests	592	28

Earnings attributable to SunOpta Inc.	$5,081	$4,613

Earnings per share – basic (note 6)
-from continuing operations	$0.08	$0.06
-from discontinued operations	-	0.01
	$0.08	$0.07
Earnings per share – diluted (note 6)
-from continuing operations	$0.08	$0.06
-from discontinued operations	-	0.01
	$0.08	$0.07

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	4	April 2, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	April 2, 2011	April 3, 2010

Earnings from continuing operations	$5,673	$4,209
Earnings from discontinued operations, net of taxes	-	432
	5,673	4,641

Currency translation adjustment	2,058	690
Change in fair value of interest rate swap, net of taxes	110	120
Other comprehensive earnings, net of taxes	2,168	810

Comprehensive earnings	7,841	5,451

Comprehensive earnings (loss) attributable to non-controlling interests	721	(199)

Comprehensive earnings attributable to SunOpta Inc.	$7,120	$5,650

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	April 2, 2011 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at April 2, 2011 and January 1, 2011
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	April 2, 2011	January 1, 2011

Assets		(see note 3)

Current assets
Cash and cash equivalents (note 13)	$5,720	$2,643
Accounts receivable	112,038	98,875
Inventories (note 4)	227,462	200,278
Prepaid expenses and other current assets	32,837	30,041
Deferred income taxes	740	870
	378,797	332,707

Investments (note 3)	33,345	33,345
Property, plant and equipment	120,063	118,924
Goodwill	49,078	48,558
Intangible assets	60,321	60,200
Deferred income taxes	11,796	11,889
Other assets	2,841	2,930
Non-current assets held for sale (note 3)	1,131	1,131

	$657,372	$609,684

Liabilities

Current liabilities
Bank indebtedness (note 7)	$120,643	$75,910
Accounts payable and accrued liabilities	118,528	124,031
Customer and other deposits	3,627	2,858
Income taxes payable	746	973
Other current liabilities	6,068	7,674
Current portion of long-term debt (note 8)	22,892	22,247
Current portion of long-term liabilities	292	571
	272,796	234,264

Long-term debt (note 8)	42,088	42,735
Long-term liabilities	6,419	6,642
Deferred income taxes	22,351	20,808
	343,654	304,449

Equity
SunOpta Inc. shareholders’ equity
Capital Stock (note 5) 65,539,104 common shares (January 1, 2011 - 65,500,091)	180,881	180,661
Additional paid in capital (note 5)	12,758	12,336
Retained earnings	100,293	95,212
Accumulated other comprehensive income	4,872	2,833
	298,804	291,042
Non-controlling interest	14,914	14,193
Total equity	313,718	305,235

	$657,372	$609,684
Commitments and contingencies (note 10)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	April 2, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	income	interests	Total
	$	$	$	$	$	$

Balance at January 1, 2011	180,661	12,336	95,212	2,833	14,193	305,235

Employee share purchase plan	169	-	-	-	-	169
Exercise of options	51	(7)	-	-	-	44
Stock based compensation	-	429	-	-	-	429
Earnings from continuing operations	-	-	5,081	-	592	5,673
Currency translation adjustment	-	-	-	1,966	92	2,058
Change in fair value of interest rate swap, net of income taxes	-	-	-	73	37	110

Balance at April 2, 2011	180,881	12,758	100,293	4,872	14,914	313,718

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	income	interests	Total
	$	$	$	$	$	$

Balance at December 31, 2009	178,694	7,934	34,146	12,079	13,658	246,511

Employee share purchase plan and compensation grants	207	-	-	-	-	207
Issuance of warrants (note 5)	-	441	-	-	-	441
Stock based compensation	-	359	-	-	-	359
Earnings from continuing operations	-	-	4,181	-	28	4,209
Earnings from discontinued operations, net of income taxes	-	-	432	-	-	432
Currency translation adjustment	-	-	-	957	(267)	690
Non-controlling interest contributions	-	-	-	-	243	243
Change in fair value of interest rate swap, net of income taxes	-	-	-	80	40	120

Balance at April 3, 2010	178,901	8,734	38,759	13,116	13,702	253,212

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	April 2, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	April 2, 2011	April 3, 2010

Cash provided by (used in)

Operating activities
Earnings	$5,673	$4,641
Earnings from discontinued operations	-	432
Earnings from continuing operations	5,673	4,209

Items not affecting cash
Amortization	4,833	4,328
Unrealized loss (gain) on foreign exchange	723	(1,092)
Deferred income taxes	1,766	1,166
Unrealized (gain) loss on derivative instruments	(3,685)	1,443
Other	115	(284)
Changes in non-cash working capital (note 9)	(43,328)	(23,354)
Net cash flows from operations - continuing operations	(33,903)	(13,584)
Net cash flows from operations - discontinued operations	-	(751)
	(33,903)	(14,335)
Investing activities
Purchases of property, plant and equipment, net	(3,909)	(5,951)
Payment of deferred purchase consideration	-	(500)
Purchases of patents, trademarks and other intangible assets	(81)	(30)
Other	-	296
Cash from investing activities - continuing operations	(3,990)	(6,185)
Cash from investing activities - discontinued operations	-	(373)
	(3,990)	(6,558)
Financing activities
Increase in line of credit facilities	42,551	23,386
Borrowings under long-term debt	37	-
Proceeds from the issuance of common shares	213	207
Repayment of long-term debt	(2,004)	(1,102)
Financing costs	(25)	-
Other	28	(188)
Cash from financing activities - continuing operations	40,800	22,303

Foreign exchange gain on cash held in a foreign currency	170	207

Increase in cash and cash equivalents during the period	3,077	1,617

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	-	18,971
Less: Balance included at end of period	-	(20,135)

Cash and cash equivalents - beginning of the period	2,643	1,752

Cash and cash equivalents - end of the period	$5,720	$2,205

Supplemental cash flow information (notes 9 and 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1.	Basis of presentation, fiscal year-end and new accounting pronouncements

Basis of presentation

The interim consolidated financial statements of SunOpta Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter ended April 2, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011 or for any other period. For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended January 1, 2011.

The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ended January 1, 2011. Intercompany accounts and transactions have been eliminated on consolidation.

Fiscal year-end

The Company’s fiscal year ends on the Saturday closest to December 31, based on a 52 week calendar, wherein every fiscal quarter is comprised of 13 weeks or 91 days. Under our floating year-end methodology, the fiscal 2011 year-end occurs on December 31, 2011 and the quarterly periods for fiscal 2011 end on April 2, July 2 and October 1. The fiscal year of Opta Minerals Inc. (“Opta Minerals”), which is 66.4% owned by the Company, ends on December 31, 2011, and its quarterly periods for fiscal 2011 end on March 31, June 30 and September 30. The consolidated statements of operations, cash flows and balance sheets for the Company in the current quarter include the results of Opta Minerals through March 31, 2011.

SUNOPTA INC.	9	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2.	Business acquisitions

During the year ended January 1, 2011, the Company completed two acquisitions, which have been accounted for using the purchase method. The consolidated financial statements include the results of operations from these businesses from the date of acquisition. These business combinations are subject to post-closing adjustments, in accordance with the respective acquisition agreements. These adjustments are expected to be finalized by December 2011.

	Dahlgren &	Edner of
	Company, Inc.	Nevada, Inc.	Total
	$	$	$
Net assets acquired

Cash	4,239	-	4,239
Current assets	23,231	2,376	25,607
Property, plant and equipment	12,402	1,418	13,820
Goodwill	15,940	2,730	18,670
Intangible assets	11,013	1,823	12,836
Other assets	624	-	624
Current liabilities	(12,288)	(449)	(12,737)
Deferred income taxes	(7,670)	-	(7,670)
	47,491	7,898	55,389

Consideration

Cash consideration	44,000	4,000	48,000
Due to former shareholders	2,303	458	2,761
Contingent consideration	1,188	3,440	4,628
	47,491	7,898	55,389

(a)	Dahlgren & Company, Inc.

On November 8, 2010, a wholly-owned subsidiary of the Company acquired 100% of the outstanding shares of Dahlgren & Company, Inc. (“Dahlgren”) for total consideration of $47,491. Included as part of the total consideration was cash of $44,000, contingent consideration of $1,188 based on future earnings targets as defined in the purchase and sale agreement, and a working capital adjustment of $2,303 as a result of working capital exceeding pre-determined targets at the acquisition date. The $2,303 working capital adjustment was paid in cash on January 3, 2011 to the former Dahlgren shareholders. During the quarter ended April 2, 2011, management re-measured the fair value of the contingent consideration, and reduced the fair value of this liability by $290 (note 12).

Intangible assets, consisting of a sales order backlog and customer relationships, acquired in this acquisition are not deductible for tax purposes and are being amortized over the estimated useful lives of these assets. The estimated useful life of the sales order backlog is one year, and the estimated useful life of customer relationships is 12 years. Dahlgren is an integrated processor and global supplier of confection sunflower seed products including in-shell and kernel products, roasted sunflower and soy nuts, bird food, hybrid seed and other products. Dahlgren serves the snack food, bakery, food ingredients and bird feed industries. Dahlgren’s products are marketed internationally to customers in Europe, Asia, Australia, Canada and South America, as well as in the United States. The results of operations for Dahlgren have been consolidated since the November 8, 2010 acquisition date, and are included in the Grains and Foods Group.

SUNOPTA INC.	10	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
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

Intangible assets consisting of customer relationships acquired in this acquisition are deductible for tax purposes and are being amortized over their estimated useful lives of approximately 9 years. Goodwill acquired in this acquisition is deductible for tax purposes. Edner produces a variety of nutritious portable foods such as nutrition bars and grains and fruit based snack bars from its 104,000 square foot facility located in Carson City, Nevada. The results of operations of Edner have been consolidated since the December 14, 2010 acquisition date, and are included in the Fruit Group.

(c)	Pro forma data

The following condensed pro-forma consolidated statements of operations reflects the Dahlgren and Edner acquisitions as if they had occurred on January 1, 2010:

	Quarter ended
	April 2, 2011	April 3, 2010
	$	$
Pro-forma revenue	260,923	241,330
Pro-forma earnings attributable to SunOpta Inc.	5,344	4,743
Pro-forma earnings per share
Basic	0.08	0.07
Diluted	0.08	0.07

3.	Divestitures

(a)	Divestiture of Assets in Mexico

On April 2, 2011, the Company entered into an agreement to sell certain assets related to fruit processing plants located in Mexico (“Mexican Assets” or the “Mexico Transaction”) to Fruvemex Mexicali, S.A. de C.V. (“Fruvemex”). The Mexico Transaction closed on April 29, 2011 for cash consideration of $3,150, to be received by the Company through a deposit of $750 made on April 5, 2011, and instalment payments of $650 on September 30, 2011, $1,000 on December 29, 2011 and $750 on March 29, 2012. The assets sold, consisting primarily of machinery and equipment, are presented as non-current assets held for sale on the consolidated balance sheet as at April 2, 2011, and have been reclassified as non-current assets held for sale as at January 1, 2011. The Company also entered into a strategic raw material supply agreement and a facility lease at market value rates for the use of land and building still owned in Irapuato, Mexico.

(b)	Divestiture of Canadian Food Distribution Business

On June 11, 2010, the Company sold its Canadian Food Distribution assets (“CFD” or the “CFD Transaction”) to UNFI Canada Inc., a wholly-owned subsidiary of United Natural Foods Inc., for cash consideration of Cdn $68,000 (U.S. - $65,809). The net proceeds are subject to post closing adjustments, in accordance with the asset purchase agreement, which are expected to be finalized by June 2011.

SUNOPTA INC.	11	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

3.	Divestitures, continued

The operating results of the CFD business for the quarter ended April 3, 2010, which are included within earnings from discontinued operations, net of income taxes, on the consolidated statement of operations, were as follows:

Quarter ended
April 3, 2010
$

Revenues	48,729

Earnings from discontinued operations before taxes	1,402
Provision for income taxes	422
Earnings from discontinued operations	980

The assets sold in the CFD Transaction were part of the former Distribution Group segment.

(c)	Divestiture of SunOpta BioProcess Inc.

On August 31, 2010, the Company completed a transaction to sell its ownership interest in SunOpta BioProcess Inc. (“SBI” or the “SBI Transaction”) to Mascoma Canada Inc., a wholly-owned subsidiary of Mascoma Corporation (“Mascoma”). As consideration for selling all the outstanding common shares of SBI, the Company received non-cash consideration through a combination of preferred and common shares, as well as warrants, valued at $50,925. The non-cash consideration includes 11,268,868 series D preferred shares, 3,756,290 common shares and 1,000,000 warrants to purchase common shares of Mascoma. In conjunction with the sale, the Company settled the preferred share liability of SBI with the former SBI preferred shareholders, through the transfer of 4,688,000 of the series D preferred shares received. In addition, as a result of the change in control of SBI, the vesting of previously issued SBI stock options were accelerated, and the 800,000 restricted stock units (“RSU”) were settled in cash at a value of $4.49 per RSU. The fair value of consideration received, net of the settlement to the former SBI preferred shareholders, resulted in a $33,345 investment in Mascoma, which is presented as a non-current asset on the Company’s balance sheet. The investment in Mascoma is accounted for under the cost method of accounting, based on the 19.61% ownership interest the Company received in Mascoma, and the inability of the Company to exert significant influence over the operations of Mascoma. This transaction is subject to post closing adjustments, in accordance with the share purchase agreement, which are expected to be finalized by August 2011. At April 2, 2011, the Company’s ownership position was 19.13%.

The operating results of SBI for the quarter ended April 3, 2010, which are included within earnings from discontinued operations, net of income taxes, on the consolidated statement of operations, were as follows:

Quarter ended
April 3, 2010

Revenues	624

Loss from discontinued operations before income taxes	(548)
Provision for income taxes	-
Loss from discontinued operations	(548)

The business sold was part of the former SunOpta BioProcess segment.

SUNOPTA INC.	12	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

4.	Inventories

	April 2, 2011	January 1, 2011

Raw materials and work-in-process	$119,270	$98,140
Finished goods	87,155	84,529
Company-owned grain	25,874	21,897
Inventory reserve	(4,837)	(4,288)
	$227,462	$200,278

5.	Capital stock

(a)	Capital stock

Transactions involving capital stock for the quarters ended April 2, 2011 and April 3, 2010 were as follows:

	Quarter ended		Quarter ended
	April 2, 2011		April 3, 2010
	Number	Amount	Number	Amount
		$		$
Balance, beginning of period	65,500,091	180,661	64,982,968	178,694
Common shares issued on exercise of options by employees and directors	10,000	51	-	-
Common shares issued as part of the Company's employee stock purchase plan	29,013	169	80,439	207
Common shares issued to the Company's Chief Executive Officer as part of an award granted on February 8, 2007	-	-	2,500	-
Balance, end of period	65,539,104	180,881	65,065,907	178,901

(b)	Warrants

On February 5, 2010 (the "First Tranche") and June 11, 2010 (the "Second Tranche"), the Company issued warrants pursuant to an Advisory Services Agreement.  A fair value of $441 and $1,722, respectively, was assigned to these warrants, using the Black-Scholes option pricing model, and were expensed in full during the quarter of issuance with the offset recorded as an increase to additional paid in capital.  The Second Tranche of warrants were issued following the consummation of the sale of the Canadian Food Distribution business (note 3 (b)) and the cost was included as part of the gain on sale of discontinued operations.  As at April 2, 2011, the First Tranche and Second Tranche of warrants had not been exercised.  Inputs used in the Black-Scholes option pricing model for the warrants were as follows:

	February 5, 2010	June 11, 2010

Number of warrants issued	250,000	600,000
Exercise price	$3.25	$5.11
Expected volatility	72.0%	72.1%
Risk-free interest rate	2.5%	2.1%
Dividend yield	0%	0%
Expected life (in years)	5	5

The fair value of the warrants is based on estimates of the number of warrants that management expects to vest, which was estimated to be 100% of the granted amounts.

SUNOPTA INC.	13	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

5.	Capital stock, continued

(c)	Options

There were 200,000 options granted to the Company’s Chief Executive Officer during the quarter ended April 2, 2011 (April 3, 2010 – nil). The inputs used in the Black-Scholes model to determine the fair value of the options granted were as follows:

Quarter ended
April 2, 2011

Number of options issued	200,000
Exercise price	$7.72
Expected volatility	68.2%
Risk-free interest rate	2.0%
Dividend yield	0%
Expected life (in years)	6

The fair value of the options granted for the quarter ended April 2, 2011 amounted to $4.79 per option (April 3, 2010 - $nil).

6.	Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	Quarter ended
	April 2, 2011	April 3, 2010

Earnings from continuing operations attributable to SunOpta Inc.	$5,081	$4,181
Earnings from discontinued operations, net of income taxes	-	432
Earnings attributable to SunOpta Inc.	$5,081	$4,613

Weighted average number of shares used in basic earnings per share	65,516,643	65,004,317
Dilutive potential of the following:
Employee/director stock options	997,397	529,752
Warrants	314,472	13,173
Diluted weighted average number of shares outstanding	66,828,512	65,547,242

Earnings per share - basic:
From continuing operations	$0.08	$0.06
From discontinued operations	-	0.01
	$0.08	$0.07

Earnings per share - diluted:
From continuing operations	$0.08	$0.06
From discontinued operations	-	0.01
	$0.08	$0.07

For the quarter ended April 2, 2011, options to purchase 606,600 (April 3, 2010 – 1,310,825) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

SUNOPTA INC.	14	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.	Bank indebtedness

	April 2, 2011	January 1, 2011

Canadian line of credit facility (a)	$918	$-
U.S. line of credit facility (b)	72,397	41,790
Opta Minerals Canadian line of credit facility (c)	7,513	3,546
TOC line of credit facilities (d)	39,815	30,574
	$120,643	$75,910

(a)	Canadian line of credit facility:

The Company has a Canadian line of credit of Cdn $5,000 (U.S. – $5,185). As at April 2, 2011, Cdn $3,296 (U.S. – $3,418) (January 1, 2011 – $nil) of this facility was utilized, including Cdn $2,411 (U.S. – $2,500) (January 1, 2011 –$nil) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios. At April 2, 2011, the interest rate on this facility was 5.50% (January 1, 2011 – 5.00%), calculated as Canadian prime plus a premium of 2.50%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of the Company’s Canadian business as defined in the Credit Agreement. At April 2, 2011, the borrowing base supported draws to $5,185. At April 2, 2011, the Company incurs standby fees equal to 0.75% of the undrawn balances on this facility in accordance with the terms of the Credit Agreement.

(b)	U.S. line of credit facility:

The Company has a U.S. line of credit of $100,000. As at April 2, 2011, $74,772 (January 1, 2011 – $44,254) of this facility was utilized, including $2,375 (January 1, 2011 – $2,464) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios. At April 2, 2011, the weighted average interest rate on this facility was 3.74% (January 1, 2011 – 3.26%), based on LIBOR plus a premium of 3.50%. The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories of the Company’s U.S. business as defined in the Credit Agreement. At April 2, 2011, the borrowing base supported draws to $100,000. At April 2, 2011, the Company incurs standby fees equal to 0.75% of the undrawn balances on this facility in accordance with the terms of the Credit Agreement.

The Canadian and U.S. line of credit facilities as well as certain long-term debt balances (note 8) are collateralized by a first priority security interest on substantially all of the Company’s assets in Canada, the United States and Mexico, excluding the assets of Opta Minerals and The Organic Corporation.

The Company is required to comply with certain financial covenants, which are measured against on a quarterly basis. See note 8 for a discussion of the Company’s compliance with respect to these covenants.

(c)	Opta Minerals Canadian line of credit facility:

Opta Minerals has a line of credit facility of Cdn $15,000 (U.S. – $15,429). At March 31, 2011, Cdn $8,463 (U.S. - $8,705) (January 1, 2011 - Cdn $4,713 (U.S. – $4,712) of this facility has been utilized, including letters of credit in the amount of Cdn $1,159 (U.S. - $1,192) (January 1, 2011 - Cdn $1,166 (U.S. – $1,166)). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including prime, U.S. dollar base rate, bankers’ acceptances or LIBOR plus a margin based on certain financial ratios of the Company. At March 31, 2011, the weighted average interest rate on this facility was 6.93% (January 1, 2011 – 6.93%).

Opta Minerals’ line of credit facility, along with its unused portion of the revolving acquisition facility (note 8(d)), is subject to annual extensions, and were extended on July 15, 2010 to August 16, 2011.

SUNOPTA INC.	15	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.	Bank indebtedness, continued

(d)	TOC line of credit facilities:

The Organic Corporation (“TOC”) has a line of credit facility of € 30,500 (U.S. – $43,377). At April 2, 2011, € 29,446 (U.S. -$41,879) (January 1, 2011 – € 22,589 (U.S. – $30,249)) of this facility had been utilized, including letters of credit in the amount of € 3,371 (U.S. – $4,794) (January 1, 2011 – € 181 (U.S. – $243)). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. LIBOR and Euro LIBOR plus a premium of 1.85%. At April 2, 2011, the weighted average interest rate on this facility was 2.83%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of TOC and its subsidiaries. At April 2, 2011, the borrowing base securing this facility supported draws to € 30,500 (U.S. – $43,377) (January 1, 2011 - € 22,938 (U.S. – $30,716)).

In the first quarter of 2011, a wholly owned subsidiary of TOC entered into a line of credit facility with capacity of € 5,000 (U.S. – $7,111). As at April 2, 2011, this line is guaranteed through a $2,500 letter of credit issued by the Company on its U.S. line of credit facility. As at April 2, 2011, € 751 (U.S. – $1,068) of this facility had been used. Interest on borrowings under this facility accrues at the Chinese central bank’s interest rate, as published by the People’s Bank of China, multiplied by 125%, or 7.58% at April 2, 2011.

A less-than-wholly owned subsidiary of TOC has line of credit facilities with availability of $1,802 (January 1, 2011 –$1,297) which are fully guaranteed by TOC. As at April 2, 2011, $1,662 (January 1, 2011 – $568) of these facilities had been used. Interest on borrowings under these facilities accrues at either a base rate of 0.4% plus a premium of 6.00%, or a fixed rate of 9.75%. At April 2, 2011, the weighted average interest rate on these facilities was 6.4% (January 1, 2011 – 9.8%) and TOC is in compliance with all material requirements under this facility.

8.	Long-term debt

	April 2, 2011	January 1, 2011
	$	$

Syndicated Lending Agreement:
Non-revolving real estate term facility (a)	12,783	13,000
Non-revolving machinery and equipment term facility (b)	16,150	17,000

Other Long-Term Debt
Opta Minerals term loan facility (c)	7,669	7,766
Opta Minerals revolving acquisition facility (d)	11,310	11,419
Subordinated debt to former shareholders of TOC (e)	4,911	4,569
Promissory notes (f)	11,205	10,840
Other long-term debt (g)	271	264
Term loans payable and capital lease obligations (h)	681	124
	64,980	64,982
Less: current portion	22,892	22,247
	42,088	42,735

SUNOPTA INC.	16	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.	Long-term debt, continued

Details of the Company’s long-term debt are as follows:

(a)	Non-revolving real estate term facility:

The non-revolving real estate term facility has a maximum available borrowing amount of $13,000. This facility matures on October 31, 2012, and has quarterly minimum repayments of approximately $217. At April 2, 2011, $12,783 (January 1, 2011 - $13,000) was drawn on this facility, and the weighted average interest rate was 4.24% (January 1, 2011 - 3.76%), based on the level of borrowings, and a credit spread based on either U.S. prime or LIBOR rates.

(b)	Non-revolving machinery and equipment term facility:

The non-revolving machinery and equipment term facility has a maximum available borrowing amount of $17,000. This facility matures on October 31, 2012, and has quarterly minimum repayments of approximately $850. At April 2, 2011, $16,150 (January 1, 2011 - $17,000) was drawn on this facility, and the weighted average interest rate was 4.24% (January 1, 2011 - 3.76%), based on the level of borrowings, and a credit spread based on either U.S. prime or LIBOR rates.

The above term facilities, and the Canadian and U.S. line of credit facility (see note 7 (a) and (b)), are collateralized by a first priority security against substantially all of the Company’s assets in Canada, the United States and Mexico, excluding the assets of Opta Minerals and TOC.

(c)	Opta Minerals term loan facility:

The term loan facility has a maximum available borrowing amount of Cdn $7,456 (U.S. - $7,669). This facility matures on August 30, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of Cdn $312 (U.S. - $321). At March 31, 2011 and December 31, 2010, the term loan facility was fully drawn. At March 31, 2011, the weighted average interest rate on this facility was 7.38% (December 31, 2010 – 7.61%).

(d)	Opta Minerals revolving acquisition facility:

The revolving acquisition facility has a maximum available borrowing amount of Cdn $14,043 (U.S. - $14,445) to finance future acquisitions and capital expenditures. Principal is payable quarterly equal to 1/40 of the drawdown amount. Any remaining outstanding principal under this facility is due upon maturity. The facility is revolving for one year, with a five year term out option. The outstanding balance on the revolving acquisition facility at March 31, 2011 was Cdn $10,996 (U.S. - $11,310) (December 31, 2010 – Cdn $11,421 (U.S. - $11,419)). At March 31, 2011, the weighted average interest rate on this facility was 6.87% (December 31, 2010 - 7.05%).

The Opta Minerals’ credit facilities described above are collateralized by a first priority security interest on substantially all of the Opta Minerals assets in both Canada and the United States.

Opta Minerals entered into a cash flow hedge in 2007. The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (U.S. - $17,692) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The estimated fair value of the interest rate swap at March 31, 2011 was a loss of $734 (December 31, 2010 - loss of $891). The incremental gain in fair value of $110, net of income taxes of $47, has been recorded in other comprehensive earnings for the period. The fair value liability is included in long-term liabilities on the consolidated balance sheets.

(e)	Subordinated debt to former shareholders of TOC:

In conjunction with the acquisition of TOC on April 2, 2008, its former shareholders provided a subordinated loan to TOC in the amount of €3,000 (U.S. - $4,267). The loan bears interest at 7% payable to the former shareholders on a semi-annual basis. The subordinated loan, as well as €453 (U.S. - $644), previously loaned to TOC, which was repayable in full on March 31, 2011, has been extended to July 8, 2011.

SUNOPTA INC.	17	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.	Long-term debt, continued

(f)	Promissory notes:

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions. As consideration in the acquisition of TOC, the Company issued a total of €9,000 (U.S. - $12,800) in promissory notes which are secured by a pledge of the common shares of TOC. Of the €9,000 (U.S. - $12,800) issued, €1,000 (U.S. - $1,436) was paid in cash on April 5, 2010. The remaining €8,000 (U.S. - $11,378), previously due on March 31, 2011 has been extended and will be repaid in four €2,000 tranches on October 7, 2011, January 6, 2012, April 6, 2012 and July 6, 2012. The outstanding balance will accrue interest at 5% per annum. As part of the extension, the former shareholders can demand full repayment of the remaining amount owing. Due to TOC’s opening balance sheet not meeting pre-determined working capital targets, and an undisclosed liability that existed prior to the Company’s April 2, 2008 acquisition, € 528 (U.S. - $751) of the promissory notes extended above will not be paid. Accordingly, the balance of the promissory notes at April 2, 2011 is €7,472 (U.S. -$10,627).

In addition, $578 remains owing to various former shareholders at a weighted average interest of 5.65%. Of the $11,205 in total promissory notes, $10,877 are due in the next 12 months, or on demand, with the remaining balances due in varying installments through 2012.

(g)	Other long-term debt:

A less-than-wholly owned subsidiary of TOC has a maximum borrowing amount of 6,500 Ethiopia Birr (“ETB”) (U.S. -$391). The outstanding balance at April 2, 2011, was $271 (January 1, 2011 - $264). At April 2, 2011, the weighted average interest rate on borrowed funds was 10.3% (January 1, 2011 - 10.3%).

(h)	Term loans payable and capital lease obligations:

Term loans payable bear a weighted average interest rate of 5.1% (January 1, 2011 – 5.3%) due in varying installments through 2013 with principal payments of $165 due in the next 12 months.

Capital lease obligations are due in monthly payments, with a weighted average interest rate of 6.7% (January 1, 2011 –6.9%).

The long-term debt and capital leases described above require the following repayments during the next five years:

$
March 31, 2012	22,892
March 30, 2013	28,436
April 5, 2014	2,695
April 4, 2015	2,674
April 2, 2016	2,674
Thereafter	5,609
64,980

At April 2, 2011, the Company was in compliance in all material respects with its covenants, as required by the Canadian line of credit facility, the U.S. line of credit facility (notes 7(a) and (b)), as well as the term facilities. In addition, Opta Minerals was in compliance in all material respects with its financial covenants as required by the Canadian Line of Credit Facility (see note 7(c)), as well as the term loan facility and revolving acquisition facility.

SUNOPTA INC.	18	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

9.	Supplemental cash flow information

	Quarter ended
	April 2, 2011	April 3, 2010
	$	$

Changes in non-cash working capital:
Accounts receivable	(12,891)	(19,814)
Inventories	(25,179)	2,889
Income tax recoverable	(227)	404
Prepaid expenses and other current assets	(538)	614
Accounts payable and accrued liabilities	(5,276)	(8,669)
Customer and other deposits	783	1,222
	(43,328)	(23,354)

Cash paid for:
Interest	1,807	2,563
Income taxes	1,035	817

10.	Commitments and contingencies

(a)	Vargas Class Action

In September 2008, a single plaintiff and a former employee filed a wage and hour dispute against SunOpta Fruit Group, Inc., a wholly-owned subsidiary of the Company, as a class action alleging various violations of California’s labour laws (the “Vargas Class Action”). A tentative settlement of all claims was reached at mediation on January 15, 2010 and the parties executed a settlement agreement resolving all claims of the class. The terms of the proposed settlement are still to be finalized by the court. As a result of the tentative settlement, the Company accrued a liability of $1,200 as at December 31, 2009 which remains in accounts payable and accrued liabilities at April 2, 2011.

(b)	Colorado Sun Oil Processors, LLC dispute

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

SUNOPTA INC.	19	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.	Commitments and contingencies, continued

The parties initiated a dispute resolution process as set forth in the joint venture agreement, which Colorado Mills aborted prematurely through the initiation of suit in Colorado State Court. Subsequent to the filing of that suit, Colorado Mills acted with an outside creditor of the joint venture to involuntarily place the joint venture into bankruptcy. The involuntary bankruptcy has been opposed by Grains and Foods. After a preliminary hearing on Grains and Foods’ motion to dismiss the involuntary bankruptcy, the bankruptcy court appointed a trustee to act on behalf of the joint venture. The court appointed trustee is actively soliciting bids to sell the assets of the joint venture. On February 3, 2011, Grains and Foods executed an Asset Purchase Agreement with the trustee to purchase certain of the assets of the joint venture and assume rights to an equipment lease. Upon completion of the bidding process the bankruptcy court is expected to approve the highest and best offer. A separate arbitration proceeding is also pending between Grains and Foods and Colorado Mills to resolve direct claims each party has asserted against the other. Although management believes the claims asserted by Colorado Mills are baseless, management cannot conclude whether the prospect of an unfavourable outcome in this matter is probable, or estimate the loss, if any, that might arise from an unfavourable outcome. Accordingly, no accrual has been made at this time for this contingency.

(c)	Other claims

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

SUNOPTA INC.	20	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.	Segmented information, continued

(c) Corporate Services provide a variety of management, financial, information technology, treasury and administration services to the operating segments from the head office in Ontario, Canada, and information and shared services offices in Minnesota, U.S.A.

Effective July 3, 2010, the former Distribution Group was eliminated as an operating segment due to the sale of the Canadian Food Distribution assets (note 3(b)). In addition, the Company merged its Canadian-based natural health products division with the former International Sourcing and Trading Group to create a new operating segment called the International Foods Group. This realignment of operating segments effectively merges our international operations into one reporting group. The segmented information for the quarter ended April 3, 2010 have been updated to reflect the current year’s segment presentation.

Effective August 31, 2010, the former SunOpta BioProcess operating segment was eliminated due to the sale of SunOpta BioProcess Inc. (see 3(c)). Because this was a stand-alone operating segment, no re-alignment was required for segmented information purposes.

Effective January 2, 2011, the brokerage operation that was previously included in the Fruit Group was transferred to the International Foods Group, as the sourcing of raw materials performed by the operation more closely aligns with other sourcing operations included within the International Foods Group. The segmented information for the quarter ended April 3, 2010 have been updated to reflect the current year’s segment presentation.

The Company’s assets, operations and employees are principally located in the United States, Canada, Europe, Mexico (see note 3(a)), China and Africa. Revenues are allocated to the United States, Canada and Europe and other external markets based on the location of the customer. Other expense net, interest expense, net, and provision for income taxes are not allocated to the segments.

The following segmented information relates to each of the Company’s segments for the quarter ended April 2, 2011:

Quarter ended
April 2, 2011
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
External revenues by market:
United States	173,945	14,732	-	188,677
Canada	22,792	3,272	-	26,064
Europe and other	42,580	3,602	-	46,182
Total revenues from external customers	239,317	21,606	-	260,923

Segment earnings (loss) from continuing
operations before the following:	10,463	2,451	(1,886)	11,028

Other expense, net				362
Interest expense, net				1,984
Provision for income taxes				3,009
Earnings from continuing operations				5,673

SUNOPTA INC.	21	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.	Segmented information, continued

SunOpta Foods had the following segmented reporting for the quarter ended April 2, 2011:

				Quarter ended
				April 2, 2011
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
External revenues by market:
United States	97,293	12,672	36,228	27,752	173,945
Canada	2,768	2,454	693	16,877	22,792
Europe and other	15,540	625	89	26,326	42,580
Total revenues from external customers	115,601	15,751	37,010	70,955	239,317

Segment earnings from continuing operations	5,707	1,895	388	2,473	10,463

The following segmented information relates to each of the Company’s segments for the quarter ended April 3, 2010:

			Quarter ended
			April 3, 2010
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
External revenues by market:
United States	137,035	12,010	-	149,045
Canada	21,390	3,150	-	24,540
Europe and other	40,393	2,771	-	43,164
Total revenues from external customers	198,818	17,931	-	216,749

Segment earnings (loss) from continuing operations before the following:	11,391	1,713	(3,482)	9,622

Other expense, net				315
Interest expense, net				3,022
Provision for income taxes				2,076
Earnings from continuing operations				4,209

SUNOPTA INC.	22	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.	Segmented information, continued

SunOpta Foods had the following segmented reporting for the quarter ended April 3, 2010:

				Quarter ended
				April 3, 2010
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
External revenues by market:
United States	62,560	15,327	38,916	20,232	137,035
Canada	1,139	1,879	1,285	17,087	21,390
Europe and other	15,146	944	139	24,164	40,393
Total revenues from external customers	78,845	18,150	40,340	61,483	198,818

Segment earnings from continuing operations	5,016	4,212	1,864	299	11,391

12.	Other expense, net

	Quarter ended
	April 2, 2011	April 3, 2010
	$	$

Rationalizations	427	151
Write-off of intangible assets	-	164
Other	(65)	-
	362	315

Other expense, net for the quarter ended April 2, 2011 included rationalization costs of $427, related to employee terminations in the Fruit Group and Corporate Services. In addition, the Company recorded other income of $65 related to the reversal of contingent consideration related to the acquisition of Dahlgren in 2010 due to changes in earnings expectations for 2011, offset by additional acquisition related expenses.

Other expense, net for the quarter ended April 3, 2010 included $151 in rationalization related costs, as well as a $164 non-cash impairment charge for the write-off of long-lived assets within the Ingredients Group. Of the total of $151 in rationalization costs, $87 related to severance costs incurred in connection with consolidation of manufacturing facilities from British Columbia, Canada to Omak, Washington, and $64 related to moving assets from a closed facility to another operating facility in the first quarter of 2010. Both of these rationalization projects were completed in 2010 and occurred with the Fruit Group segment.

13.	Cash and cash equivalents

Included in cash and cash equivalents is $3,519 (January 1, 2011 - $495) that is specific to Opta Minerals that cannot be utilized by the Company for general corporate purposes, and is maintained in separate bank accounts of Opta Minerals.

SUNOPTA INC.	23	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
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

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of April 2, 2011:

	Fair Value
	Asset (Liability)	Level 1	Level 2
	$	$	$
(a) Commodity futures and forward contracts(1)
Unrealized short-term derivative gain	9,795	-	9,795
Unrealized long-term derivative gain	498	-	498
Unrealized short-term derivative loss	(5,474)	(4,199)	(1,275)
Unrealized long-term derivative loss	(79)	-	(79)
(b) Inventories carried at market(2)	19,967	-	19,967
(c) Interest rate swap(3)	(734)	-	(734)
(d) Forward foreign currency contracts(4)	(576)	-	(576)
(e) Embedded foreign currency derivatives(1)
Unrealized short-term derivative gain	1,294	-	1,294
Unrealized short-term derivative loss	(594)	-	(594)

(1)

On the consolidated balance sheet, unrealized short-term derivative gain is included in prepaid expenses and other current assets, unrealized long-term derivative gain is included in other assets, unrealized short-term derivative loss is included in other current liabilities and unrealized long-term derivative loss is included in long-term liabilities.

(2)	Inventories carried at market are included in inventories on the consolidated balance sheet.
(3)	The interest rate swap is included in long-term liabilities on the consolidated balance sheet.
(4)	The forward foreign currency contracts are included in accounts receivable on the consolidated balance sheet.

SUNOPTA INC.	24	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains. These derivative instruments are not designated as hedging instruments. For the quarter ended April 2, 2011, a $2,985 gain has been recorded in cost of goods sold on the consolidated statement of operations related to changes in the fair value of these derivatives.

At April 2, 2011, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows:

	Number of bushels
	Purchase (sale)
	Corn	Soybeans
Forward commodity purchase contracts	2,003	1,748
Forward commodity sale contracts	(831)	(650)
Commodity futures contracts	(1,605)	(2,160)

In addition to the notional corn and soybean open futures and forward purchase and sale contracts noted above, the Company also had open forward contracts to sell 101 lots of cocoa at April 2, 2011.

(b) Inventories carried at market
Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the consolidated statements of operations. At April 2, 2011, the Company had 548 bushels of commodity corn and 1,056 bushels of commodity soybeans, in inventories carried at market.

(c) Interest rate swap
Opta Minerals entered into an interest rate swap to minimize its exposure to interest rate risk. A notional amount of Cdn $17,200 (U.S. - $17,692) of floating rate debt was effectively converted to fixed rate debt at a rate of 5.25% for the period August 2008 to August 2012. At each period end, management calculates the mark-to-market fair value using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current mark-to-market position. The mark-to-market gain or loss is placed in level 2 of the fair value hierarchy. The interest rate swap is designated as a cash flow hedge for accounting purposes and accordingly, gains and losses on changes in the fair value of the interest rate swap are included in other comprehensive earnings on the consolidated statements of operations. For the quarters ended April 2, 2011, a $110 gain (net of income taxes of $47) has been recorded in other comprehensive earnings due to the change in fair value for this derivative.

SUNOPTA INC.	25	April 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2011 and April 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

14.	Derivative financial instruments and fair value measurement, continued

(d) Foreign forward currency contracts
As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. These forward foreign exchange contracts represent economic hedges and are not designated as hedging instruments. At April 2, 2011 the Company had open forward foreign exchange contracts with a notional value of € 11,027 and $6,862 that resulted in an unrealized loss of $576 which is included in foreign exchange (loss) gain on the consolidated statements of operations.

(e) Embedded foreign currency derivatives
A foreign subsidiary of the Company enters into a number of purchase and sales contracts that are subject to currency risk, which can modify the cash flows of the contract due to movements in foreign currencies. Certain of these purchase and sale contracts contain embedded foreign currency derivatives, such that the currency risk component can be separated from the purchase or sale component. The fair value of these derivatives is measured based on the forward foreign exchange rate at April 2, 2011. These embedded derivatives are placed in level 2 of the fair value hierarchy, as the inputs used in determining the fair value are derived from and corroborated by observable market data. For the quarter ended April 2, 2011, an unrealized gain of $700 has been recorded in cost of goods sold on the consolidated statement of operations for these embedded foreign currency derivatives.

At April 2, 2011, the notional amounts of open purchase and sales contracts containing embedded derivatives were as follows:

$
Open purchase contracts	27,636
Open sales contracts	7,635

15.	Comparative balances

The Company has reclassified comparative balances on the consolidated statement of operations for the quarter ended April 3, 2010 to conform to the current quarter’s presentation. The comparative balance for cost of goods sold has been increased by $1,070, reflecting the amount of warehousing and distribution (“W&D”) expenses that were previously disclosed on a separate line item in the consolidated statement of operations. Total W&D costs for the quarter ended April 2, 2011 were $1,171. The comparative reclassification did not have an impact on earnings, net assets, shareholder’s equity or cash and cash equivalents.

SUNOPTA INC.	26	April 2, 2011 10-Q

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

All financial numbers presented in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are expressed in thousands of U.S. dollars, unless otherwise noted.

Significant Developments During the Quarter Ended April 2, 2011

On May 2, 2011, we announced the sale of our frozen fruit processing assets in Rosarito and Irapuato, Mexico to Fruvemex Mexicali, S.A. de C.V. (“Fruvemex”) for proceeds of $3,150 to be received in a series of instalments over a twelve month period. An initial instalment of $750 was received in advance of closing the transaction. As part of this transaction we also entered into a strategic raw material supply agreement with Fruvemex and a long term market value lease for the use of the facilities in Irapuato. This divestiture is expected to simplify our frozen foods business model and improve profitability by increasing focus on our value-added operations and core areas of expertise, while also expanding our strategic supply relationships.

SUNOPTA INC.	27	April 2, 2011 10-Q

Operations for the quarter ended April 2, 2011 compared to the quarter ended April 3, 2010

Consolidated

	April 2, 2011	April 3, 2010	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	239,317	198,818	40,499	20.4%
Opta Minerals	21,606	17,931	3,675	20.5%

Total Revenue	260,923	216,749	44,174	20.4%

Gross Profit
SunOpta Foods	30,404	30,882	(478)	-1.5%
Opta Minerals	5,151	4,594	557	12.1%

Total Gross Profit	35,555	35,476	79	0.2%

Operating Income
SunOpta Foods	10,463	11,391	(928)	-8.1%
Opta Minerals	2,451	1,713	738	43.1%
Corporate Services	(1,886)	(3,482)	1,596	45.8%

Total Operating Income	11,028	9,622	1,406	14.6%

Other expense, net	362	315	47	14.9%
Interest expense, net	1,984	3,022	(1,038)	-34.3%
Provision for income taxes	3,009	2,076	933	44.9%
Earnings from continuing operations	5,673	4,209	1,464	34.8%

Earnings attributable to non-controlling interests	592	28	564	n/m
Earnings from discontinued operations, net of taxes	-	432	(432)	n/m

Earnings attributable to SunOpta Inc.	5,081	4,613	468	10.1%

(Operating Income is defined as “Earnings from continuing operations before the following” excluding the impact of “Other expense, net”)

Revenues for the quarter ended April 2, 2011 increased by 20.4% to $260,923 from $216,749 for the quarter ended April 3, 2010. Revenues in SunOpta Foods increased by 20.4% to $239,317 and revenues in Opta Minerals increased by 20.5% to $21,606. Excluding the impact of acquisitions made late in 2010, revenues increased 9.7% in the first quarter of 2011. The acquisition of Dahlgren & Company, Inc. and Edner of Nevada, Inc. added incremental acquisition revenues of $20,428 and $2,640, respectively. The underlying base growth rate for the business was approximately 7.0% after accounting for changes including movements in foreign exchange and commodity prices. The increase in revenue was due primarily to the changes in sales volume and pricing described below in “Segmented Operations Information”.

Gross profit increased $79, or 0.2%, for the quarter ended April 2, 2011 to $35,555 from $35,476 for the quarter ended April 3, 2010. As a percentage of revenues, gross profit for the quarter ended April 2, 2011 was 13.6% compared to 16.4% for the quarter ended April 3, 2010, a decrease of 2.8%. Within SunOpta Foods, higher volumes of consumer products and grains were offset by lower volumes of fiber and fruit-based ingredients contributing to a $478 decrease in gross profit. Offsetting the decrease in SunOpta Foods was increased gross profit at Opta Minerals of $557 due to the continued rebound in the steel industry. The improvement in gross profit for Opta Minerals was due primarily to a lower overall cost of goods sold, as a result of the variances described below under “Segmented Operations Information”.

SUNOPTA INC.	28	April 2, 2011 10-Q

Selling, General and Administrative costs (“SG&A”) including intangible asset amortization decreased $2,579 to $24,392 for the quarter ended April 2, 2011 compared to $26,971 for the quarter ended April 3, 2010. The decrease in SG&A was due primarily to a $1,596 decrease in corporate costs as a result of lower professional fees, stock-based compensation, depreciation and other corporate overhead costs, a $945 decrease in SG&A within our Natural Health Products group as a result of lower marketing costs, and a $1,137 decrease in other SG&A, largely due to headcount reductions in the Fruit Group. These decreases were offset by $1,099 in incremental SG&A associated with the acquisitions of Dahlgren and Edner in the fourth quarter of 2010. As a percentage of revenues, SG&A costs and intangible asset amortization costs were 9.3% for the quarter ended April 2, 2011 compared to 12.4% for the quarter ended April 3, 2010.

Foreign exchange losses were $135 for the quarter ended April 2, 2011 as compared to gains of $1,117 for the quarter ended April 3, 2010. The decrease was primarily due to unfavourable exchange rate movements for the Euro and Canadian dollar relative to the U.S. dollar.

Operating income for the quarter ended April 2, 2011 increased by $1,406 to $11,028 compared to operating income of $9,622 for the quarter ended April 3, 2010 due to the factors noted above. As a percentage of revenue, operating income was 4.2% for the quarter ended April 2, 2011, compared to 4.4% for the quarter ended April 3, 2010. Further details on revenue, gross margins and operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended April 2, 2011 of $362 reflects rationalization costs associated within the Fruit Group and Corporate Services segments, offset by a reduction in accrued contingent consideration relating to the acquisition of Dahlgren. Other expense of $315 in the first quarter of 2010 reflects rationalization efforts in the Fruit Group and a write-down of long-lived assets in the Ingredients Group.

Interest expense for the quarter ended April 2, 2011 was $1,984 compared to $3,022 for the quarter ended April 3, 2010, a $1,038 decrease. Borrowing costs were lower for the quarter ended April 2, 2011 due to lower debt levels outstanding on our real estate and machinery and equipment term loan facilities, a lower base interest rate on borrowed funds as compared to the first quarter of 2010, and a reduction of non-cash amortization of deferred financing fees, partially offset by higher borrowed amounts on our credit lines.

Income tax provision for the quarter ended April 2, 2011 was $3,009, or 34.7% of earnings before taxes as compared to $2,076, or 33.0% for the quarter ended April 3, 2010, due to the higher earnings from continuing operations before income taxes in the current period. The expected annual effective income tax rate for 2011 is between 34% and 36%.

Earnings from continuing operations for the quarter ended April 2, 2011 were $5,673 as compared to $4,209 for the quarter ended April 3, 2010, a $1,464 or 34.8% increase. Basic and diluted earnings per share from continuing operations was $0.08 and $0.08 respectively for the quarter ended April 2, 2011 compared to $0.07 and $0.07 respectively for the quarter ended April 3, 2010.

Earnings attributable to non-controlling interests for the quarter ended April 2, 2011 were $592 compared to earnings of $28 for the quarter ended April 3, 2010. The $564 increase is due to higher net earnings in our less than wholly-owned subsidiaries.

Earnings from discontinued operations, net of income taxes in the first quarter of 2010, reflect the results of the former Canadian food distribution business and SunOpta BioProcess Inc., which were divested on June 11, 2010 and August 31, 2010, respectively.

On a consolidated basis, earnings and basic and diluted earnings per share were $5,081, $0.08 and $0.08 respectively, for the quarter ended April 2, 2011, compared to $4,613, $0.07 and $0.07, respectively, for the quarter ended April 3, 2010.

SUNOPTA INC.	29	April 2, 2011 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Foods
For the quarters ended	April 2, 2011	April 3, 2010	Change	% Change

Revenue	239,317	198,818	40,499	20.4%
Gross Margin	30,404	30,882	(478)	-1.5%
Gross Margin %	12.7%	15.5%		-2.8%

Operating Income	10,463	11,391	(928)	-8.1%
Operating Income %	4.4%	5.7%		-1.3%

(Operating Income is defined as “Earnings from continuing operations before the following” excluding the impact of “Other expense, net”)

SunOpta Foods contributed $239,317 or 91.7% of consolidated revenue for the quarter ended April 2, 2011 compared to $198,818 or 91.7% of consolidated revenues for the quarter ended April 3, 2010, a $40,499 increase. Excluding the impact of acquisitions made late in 2010, revenues in SunOpta Foods increased 8.8% in the first quarter of 2011. The acquisition of Dahlgren and Edner added incremental revenues of $20,428 and $2,640, respectively. The underlying base growth rate for the business was approximately 6.0% after accounting for changes including movements in foreign exchange and commodity prices. The table below explains the increase in revenue by group:

SunOpta Foods Revenue Changes
Revenue for the quarter ended April 3, 2010	$198,818
Increase in the Grains and Foods Group	36,756
Decrease in the Ingredients Group	(2,399)
Decrease in the Fruit Group	(3,330)
Increase in the International Foods Group	9,472
Revenue for the quarter ended April 2, 2011	$239,317

Gross margin in SunOpta Foods decreased by $478 for the quarter ended April 2, 2011 to $30,404, or 12.7% of revenues, compared to $30,882, or 15.5% of revenues for the quarter ended April 3, 2010. The table below explains the decrease in gross margin by group:

SunOpta Foods Gross Margin Changes
Gross Margin for the quarter ended April 3, 2010	$30,882
Increase in the Grains and Foods Group	2,130
Decrease in the Ingredients Group	(2,467)
Decrease in the Fruit Group	(1,705)
Increase in the International Foods Group	1,564
Gross Margin for the quarter ended April 2, 2011	$30,404

Operating income in SunOpta Foods decreased by $928 for the quarter ended April 2, 2011 to $10,463 or 4.4% of revenues, compared to $11,391 or 5.7% of revenues for the quarter ended April 3, 2010. The table below explains the decrease in operating income:

SUNOPTA INC.	30	April 2, 2011 10-Q

SunOpta Foods Operating Income Changes
Operating Income for the quarter ended April 3, 2010	$11,391
Decrease in gross margin, as explained above	(478)
Decrease in foreign exchange gains	(711)
Decrease in SG&A costs	261
Operating Income for the quarter ended April 2, 2011	$10,463

Further details on revenue, gross margins and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains & Foods Group
For the quarters ended	April 2, 2011	April 3, 2010	Change	% Change

Revenue	115,601	78,845	36,756	46.6%
Gross Margin	12,023	9,893	2,130	21.5%
Gross Margin %	10.4%	12.5%		-2.1%

Operating Income	5,707	5,016	691	13.8%
Operating Income %	4.9%	6.4%		-1.5%

(Operating Income is defined as “Earnings from continuing operations before the following” excluding the impact of “Other expense, net”)

The Grains and Foods Group contributed $115,601 in revenues for the quarter ended April 2, 2011, compared to $78,845 for the quarter ended April 3, 2010, a $36,756 or 46.6% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenue for the quarter ended April 3, 2010	$78,845
Incremental revenue from the acquisition of Dahlgren & Company, Inc. on November 8, 2010	20,428
Increase in price for commodity soy and corn as well as organic grains and grain-based food ingredients	9,307
Higher soymilk and alternative beverage and broth volume due to new customer contracts and continued growth from existing customers	7,330
Higher volume of corn, organic grain and grain-based food ingredients, increased volumes in our specialty oils operation, partially offset by lower volumes of soy and roasted grains	2,335
Incremental revenue generated from our South African soy base operation	322
Lower volume and price for in-shell products, bakery kernel and other sunflower based products	(2,966)
Revenue for the quarter ended April 2, 2011	$115,601

Gross margin in the Grains and Foods Group increased by $2,130 to $12,023 for the quarter ended April 2, 2011 compared to $9,893 for the quarter ended April 3, 2010, and the gross margin percentage decreased by 2.1% to 10.4%. The decrease in gross margin as a percentage of revenue is primarily due to unfavourable pricing in the sunflower market caused by increasing commodity costs and a large, low-cost supply from South America, offset by improved efficiencies at our aseptic processing and packaging facilities due in part to increased volumes. The table below explains the increase in gross margin:

SUNOPTA INC.	31	April 2, 2011 10-Q

Grains and Foods Group Gross Margin Changes
Gross Margin for the quarter ended April 3, 2010	$9,893
Increased volumes of aseptically packaged soymilk, alternative beverages and broth products as well as improved plant efficiencies	2,487
Incremental gross margin added by the acquisition of Dahlgren & Company, Inc. on November 8, 2010	1,368
Higher volumes of commodity grains and food ingredients	532
Improvements at our joint venture vegetable oil refinery operation due to increased volumes and improved throughput	315
Lower volumes of in-shell sunflower product and lower plant efficiencies combined with lower margin rates	(2,572)
Gross Margin for the quarter ended April 2, 2011	$12,023

Operating income in the Grains and Foods Group increased by $691, or 13.8%, to $5,707 for the quarter ended April 2, 2011, compared to $5,016 for the quarter ended April 3, 2010. The table below explains the increase in operating income:

Grains and Foods Group Operating Income Changes
Operating Income for the quarter ended April 3, 2010	$5,016
Increase in gross margin, as explained above	2,130
Decrease in marketing, bad debt expenses and other SG&A	281
Incremental SG&A added by the acquisition of Dahlgren & Company, Inc. on November 8, 2010	(965)
Increased corporate cost allocations	(482)
Increased professional and consulting fees due mainly to the dispute with Colorado Mills LLC	(183)
Increase in utilities and insurance	(90)
Operating Income for the quarter ended April 2, 2011	$5,707

Looking forward, we expect our aseptic packaging expansion on the West Coast to continue to enhance our capacity to manufacture aseptic soy and alternate beverages. We also intend to focus our efforts on growing our sunflower and IP grains business, expanding revenues from organic ingredients and continuing to focus on value-added ingredient and packaged product offerings. We believe the acquisition of Dahlgren & Company, Inc. positions us as a global leader in the confection sunflower business with solid growth potential. Additionally, the international expansion of our soy base sales via strategic relationships for procurement of product is expected to drive incremental sales volume. Our long-term target for this group is to achieve a segment operating margin of 6% to 8% which assumes we are able to secure consistent quantity and quality grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, volume decreases or loss of customers, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements,” could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	32	April 2, 2011 10-Q

Ingredients Group
For the quarters ended	April 2, 2011	April 3, 2010	Change	% Change

Revenue	15,751	18,150	(2,399)	-13.2%
Gross Margin	3,599	6,066	(2,467)	-40.7%
Gross Margin %	22.8%	33.4%		-10.6%

Operating Income	1,895	4,212	(2,317)	-55.0%
Operating Income %	12.0%	23.2%		-11.2%

(Operating Income is defined as “Earnings from continuing operations before the following” excluding the impact of “Other expense, net”)

The Ingredients Group contributed $15,751 in revenues for the quarter ended April 2, 2011, compared to $18,150 for the quarter ended April 3, 2010, a $2,399 or 13.2% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes
Revenue for the quarter ended April 3, 2010	$18,150
Decreased oat and soy fiber volumes due to lower customer demand, loss of a significant customer in the first quarter of 2011, combined with a slight decrease in pricing	(2,259)
Decrease in blended food ingredient volumes, particularly for dairy blends, partially offset by improved pricing on starches	(378)
Decrease in brans sales due to lower volumes in corn as well as the overall brans market	(86)
Increase in volume related to contract manufacturing, partially offset by price decrease	324
Revenue for the quarter ended April 2, 2011	$15,751

The Ingredients Group gross margin decreased by $2,467 to $3,599 for the quarter ended April 2, 2011 compared to $6,066 for the quarter ended April 3, 2010, and the gross margin percentage decreased by 10.6% to 22.8%. Lower customer demand for fiber, due in part to pipeline fills in the prior year, the loss of a significant customer in the first quarter of 2011, and higher inefficiencies due to lower production volumes led to the decrease in gross margin and rates versus the first quarter of 2010. The table below explains the decrease in gross margin:

Ingredients Group Gross Margin Changes
Gross Margin for the quarter ended April 3, 2010	$6,066
Lower customer demand for oat and soy fiber products, combined with plant inefficiencies due to lower production volumes, and the idling of a facility for most of March 2011	(2,077)
Decrease in starch and brans due primarily to lower volumes and reduced overhead absorption	(217)
Decrease in production volumes due to lower customer demand for dairy blends, as well as higher manufacturing costs due to lower volumes	(135)
Scheduled down time and reduced pricing on contract manufacturing due to product mix, partially offset by higher production volumes	(38)
Gross Margin for the quarter ended April 2, 2011	$3,599

SUNOPTA INC.	33	April 2, 2011 10-Q

Operating income in the Ingredients Group decreased by $2,317, or 55.0%, to $1,895 for the quarter ended April 2, 2011, compared to $4,212 for the quarter ended April 3, 2010. The table below explains the decrease in operating income:

Ingredients Group Operating Income Changes
Operating Income for the quarter ended April 3, 2010	$4,212
Decrease in gross margin, as explained above	(2,467)
Increased spending on travel and meals, research and product development, and higher bad debt expense	(92)
Decrease in compensation costs, primarily bonus expense	242
Operating Income for the quarter ended April 2, 2011	$1,895

Looking forward, we intend to continue to concentrate on growing the Ingredients Group’s fiber portfolio and customer base through product innovation and diversification of both soluble and insoluble fiber applications. We will also focus on maintaining the continuous improvement culture of this group to further increase capacity utilization, reduce costs, and sustain margins. Our long-term target for the Ingredients Group is to maintain segment operating margins of 12% to 15%. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs, loss of key customers, an inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions, along with the other factors described above under “Forward- Looking Statements,” could adversely impact our ability to meet these forward-looking expectations.

Fruit Group
For the quarters ended	April 2, 2011	April 3, 2010	Change	% Change

Revenue	37,010	40,340	(3,330)	-8.3%
Gross Margin	3,893	5,598	(1,705)	-30.5%
Gross Margin %	10.5%	13.9%		-3.4%

Operating Income	388	1,864	(1,476)	-79.2%
Operating Income %	1.0%	4.6%		-3.6%

(Operating Income is defined as “Earnings from continuing operations before the following” excluding the impact of “Other expense, net”)

The Fruit Group contributed $37,010 in revenues for the quarter ended April 2, 2011, compared to $40,340 for the quarter ended April 3, 2010, a $3,330 or 8.3% decrease. The table below explains the decrease in revenue:

Fruit Group Revenue Changes
Revenue for the quarter ended April 3, 2010	$40,340
Lower volume at our fruit ingredient operations for industrial and food service products due to lower customer demand and a loss of a significant customer	(3,754)
Volume declines on retail sales and food service offerings in our frozen foods operations, partially offset by higher selling prices	(2,663)
Incremental revenue from the acquisition of Edner on December 14, 2010	2,641
Higher volume as a result of new customers and increased demand in our Healthy Snacks operation	446
Revenue for the quarter ended April 2, 2011	$37,010

SUNOPTA INC.	34	April 2, 2011 10-Q

Gross margins in the Fruit Group decreased by $1,705 to $3,893 for the quarter ended April 2, 2011 compared to $5,598 for the quarter ended April 3, 2010, and the gross margin percentage decreased by 3.4% to 10.5%. The decrease in gross margin as a percentage of revenue was due to lower sales volume of frozen foods into the retail market and ingredients to the industrial market plus increased material costs not passed onto customers, offset by cost benefits realized from process improvement initiatives implemented in our healthy fruit snacks operations. The table below explains the decrease in gross margin:

Fruit Group Gross Margin Changes
Gross Margin for the quarter ended April 3, 2010	$5,598
Higher commodity costs and lower volumes in our fruit ingredient operations	(1,007)
Lower volumes, reduced plant efficiencies and increased storage costs for frozen foods partially offset by lower brokerage and freight costs	(993)
Impact of higher volumes, process improvement initiatives and cost reductions implemented at our healthy snacks operations.	295
Gross Margin for the quarter ended April 2, 2011	$3,893

Operating income in the Fruit Group decreased by $1,476, or 79.2%, to $388 for the quarter ended April 2, 2011, compared to $1,864 for the quarter ended April 3, 2010. The table below explains the decrease in operating income:

Fruit Group Operating Income Changes
Operating Loss for the quarter ended April 3, 2010	$1,864
Decrease in gross margin, as explained above	(1,705)
Incremental SG&A expenses from the acquisition of Edner on December 14, 2010	(134)
Reduced consulting and product development costs in the fruit ingredients operations	223
Lower compensation costs due to further staff reductions in the frozen foods operations, reduced office supplies and other SG&A expenses	140
Operating Income for the quarter ended April 2, 2011	$388

Looking forward, we expect improvement in margins and operating income in the Fruit Group through the growth of our fruit ingredients and healthy snacks operations, and from our streamlined frozen foods division. We believe the decision to sell our Mexican frozen fruit processing assets and to enter into a strategic raw material supply agreement to service our growing mix of value added retail offerings will help enhance the margins of the group. We remain customer focused and continue to explore new ways to bring value added product offerings to market, such as the Garden Green Garbanzo™. We also intend to continue to explore opportunities to improve operating efficiencies. A new aseptic packaging line in our fruit ingredient division is expected to increase capacity and drive incremental volumes and cost savings when completed in mid-2011. Long term we are targeting 6% to 8% operating margins from the Fruit Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements,” could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	35	April 2, 2011 10-Q

International Foods Group
For the quarters ended	April 2, 2011	April 3, 2010	Change	% Change

Revenue	70,955	61,483	9,472	15.4%
Gross Margin	10,889	9,325	1,564	16.8%
Gross Margin %	15.3%	15.2%		0.1%

Operating Income	2,473	299	2,174	727.1%
Operating Income %	3.5%	0.5%		3.0%

(Operating Income is defined as “Earnings from continuing operations before the following” excluding the impact of “Other expense, net”)

The International Foods Group contributed $70,955 in revenues for the quarter ended April 2, 2011, compared to $61,483 for the quarter ended April 3, 2010, a $9,472 or 15.4% increase. The table below explains the increase in revenue:

International Foods Group Revenue Changes
Revenue for the quarter ended April 3, 2010	$61,483
Higher customer demand for natural and organic commodities such as processed fruits and vegetables, cocoa products, sweeteners, and coffee beans, partially offset by lower demand for feed ingredients	9,905
Improved pricing for sweeteners, coffee beans, seeds and oranges, which continue to trade at near record pricing levels	2,875
Increased volume at Consumer Product Solutions driven primarily by new products including low-calorie lemonade and electrolyte water	1,124
Favourable impact on revenues due to the stronger Canadian dollar relative to the U.S. dollar, partially offset by the weaker Euro relative to the U.S. dollar	382
Decline in volume of shipments of both branded and distributed natural health products due to increased competition in the Canadian market and lower demand for natural health products	(2,759)
Decrease in brokerage operations due to lower volumes and lost customers	(2,055)
Revenue for the quarter ended April 2, 2011	$70,955

Gross margins in the International Foods Group increased by $1,564 to $10,889 for the quarter ended April 2, 2011 compared to $9,325 for the quarter ended April 3, 2010, and the gross margin percentage increased by 0.1% to 15.3%. The increase in margin rate was generated by improved contract pricing on certain organic ingredients at The Organic Corporation and sales from new products at higher margins within our Consumer Product Solutions operation, offset by lower margins in our Natural Health Products division. The table below explains the increase in gross margin:

SUNOPTA INC.	36	April 2, 2011 10-Q

International Foods Gross Margin Changes
Gross Margin for the quarter ended April 3, 2010	$9,325
Higher volumes for natural and organic commodities such as processed fruits and vegetables, cocoa products, sweeteners and coffee beans combined with higher pricing	2,055
Introduction of new, high margin product offerings at Consumer Product Solutions in addition to improved pricing on existing products, as well as lower warehousing costs	390
Favourable impact on margin due to the stronger Canadian dollar relative to the U.S. dollar, partially offset by the weaker Euro relative to the U.S. dollar	92
Lower shipment volumes on both branded and distributed natural health products in addition to higher warehousing and distribution costs	(597)
Lower volumes and lost customers in our brokerage operations	(376)
Gross Margin for the quarter ended April 2, 2011	$10,889

Operating income in the International Foods Group increased by $2,174, or 727.1%, to $2,473 for the quarter ended April 2, 2011, compared to $299 for the quarter ended April 3, 2010. The table below explains the increase in operating income:

International Foods Group Operating Income Changes
Operating Income for the quarter ended April 3, 2010	$299
Increase in gross margin, as explained above	1,564
Lower marketing costs related primarily to initiatives undertaken in the first quarter of 2010 in support of our owned brands in our Natural Health Products division	945
Lower rent and maintenance, travel and meals, depreciation and professional fees, offset by increased corporate cost allocations and other SG&A expenses	241
Lower compensation expense due primarily to restructuring in our Food Solutions and Natural Health Products divisions, offset by increased compensation at our European trading operations	175
Foreign exchange losses on forward foreign exchange contracts entered into on U.S. dollar contracts	(707)
Negative impact on Canadian borne SG&A due to a more costly Canadian dollar relative to the U.S. dollar, partially offset by Euro borne SG&A spending due to a less costly Euro relative to the U.S. dollar	(44)
Operating Income for the quarter ended April 2, 2011	$2,473

Looking forward, the International Foods Group is focused on leveraging its sourcing, supply and distribution expertise to grow its portfolio of organic ingredients as well as to expand its range of consumer and natural health product offerings. Long-term group operating margins are targeted at 5% to 6% of revenues which is expected to be achieved through a combination of sourcing, pricing and product development strategies. We also intend to strive to foster an environment of continuous improvement to help forward and backward integrate where opportunities exist, expand our processing expertise and increase our value-added capabilities. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavourable fluctuations in foreign exchange, reduced demand for natural and organic ingredients and delayed synergies as well as our inability to realize our particular strategic expansion goals, along with the other factors described above under “Forward-Looking Statements,” could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	37	April 2, 2011 10-Q

Opta Minerals
For the quarters ended	April 2, 2011	April 3, 2010	Change	% Change

Revenue	21,606	17,931	3,675	20.5%
Gross Margin	5,151	4,594	557	12.1%
Gross Margin %	23.8%	25.6%		-1.8%

Operating Income	2,451	1,713	738	43.1%
Operating Income %	11.3%	9.6%		1.7%

(Operating Income is defined as “Earnings from continuing operations before the following” excluding the impact of “Other expense, net”)

Opta Minerals contributed $21,606 in revenues for the quarter ended April 2, 2011, compared to $17,931 for the quarter ended April 3, 2010, a $3,675 or 20.5% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenue for the quarter ended April 3, 2010	$17,931
Increased volume as a result of global increase in demand for steel and related products	4,165
Decreased volumes of abrasive products and other industrial mineral products and services	(490)
Revenue for the quarter ended April 2, 2011	$21,606

Gross margin for Opta Minerals increased by $557 to $5,151 for the quarter ended April 2, 2011 compared to $4,594 for the quarter ended April 3, 2010, and the gross margin percentage decreased by 1.8% to 23.8%. The decrease in gross margin as a percentage of revenue is due primarily to volume decreases in abrasives combined with increased manufacturing and transportation costs. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the quarter ended April 3, 2010	$4,594
Increased volume of steel and related products due to higher demand, partially offset by increased manufacturing and transportation costs	1,080
Decreased volumes of abrasive products and other industrial mineral products and services combined with increased manufacturing and transportation costs	(523)
Gross Margin for the quarter ended April 2, 2011	$5,151

Operating income for Opta Minerals increased by $738, or 43.1%, to $2,451 for the quarter ended April 2, 2011, compared to $1,713 for the quarter ended April 3, 2010. The table below explains the increase in operating income:

Opta Minerals Operating Income Changes
Operating Income for the quarter ended April 3, 2010	$1,713
Increase in gross margin, as explained above	557
Increase in foreign exchange gains	466
Decrease in bad debt expense	124
Increase in office supplies, depreciation, professional fees and other SG&A	(276)
Increase in compensation and bonus	(133)
Operating Income for the quarter ended April 2, 2011	$2,451

SUNOPTA INC.	38	April 2, 2011 10-Q

Opta Minerals continues to develop and introduce new products into the marketplace, and is focused on leveraging the global platform that has been put in place both to drive these new products and to improve efficiencies. Opta Minerals continues to expand in core North American and European markets and, during 2009, Opta Minerals restructured operations to address the economic downturn. As a result, we believe Opta Minerals is well positioned for continued future profitability as economic conditions improve. Opta Minerals recently expanded its abrasives processing operations in Texas and Florida to better serve the Southern U.S. markets. We own 66.4% of Opta Minerals and segment operating income is presented prior to minority interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdowns in the economy, or delays in bringing new products and operations completely online, along with the other factors described above under “Forward-Looking Statements,” could have an adverse impact on these forward-looking expectations.

Corporate Services
For the quarters ended	April 2, 2011	April 3, 2010	Change	% Change

Operating Loss	(1,886)	(3,482)	1,596	45.8%

(Operating loss is defined as “Earnings from continuing operations before the following” excluding the impact of “Other expense, net”)

Operating loss at SunOpta Corporate Services decreased by $1,596 to $1,886 for the quarter ended April 2, 2011, from costs of $3,482 for the quarter ended April 3, 2010. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating Loss for the quarter ended April 3, 2010	($3,482)
Decreased professional fees primarily due to a reduction in legal costs related to the restatement of financial statements for the three quarters of 2007	1,136
Decreased compensation costs due mainly to lower stock-based compensation, a decrease in retirement allowances and lower workers compensation expense	814
Increase in corporate management fees that are allocated to SunOpta operating groups	590
Lower depreciation expense due to certain corporate assets reaching the end of their estimated useful lives	139
Decrease in other corporate overhead costs mainly due to lower consulting, utilities, taxes and bank charges	117
Decrease in foreign exchange gains	(1,008)
Increase in SG&A costs due to the strengthened Canadian Dollar causing Canadian borne expenses to be more costly when translated into U.S. Dollars	(192)
Operating Loss for the quarter ended April 2, 2011	($1,886)

Management fees mainly consist of salaries of corporate personnel who perform back office functions for divisions, as well as costs related to the enterprise resource management system used within several of the divisions. These expenses are allocated to the groups based on (1) specific identification of allocable costs that represent a service provided to each operating group, and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each division. As a result of the sale of the Canadian Food Distribution business and SunOpta BioProcess, a portion of the corporate management fees previously charged to these groups was reallocated as an expense of the Corporate Services operating segment. The operating loss for Corporate Services for the quarter ended April 3, 2010 has been adjusted to reflect this change.

SUNOPTA INC.	39	April 2, 2011 10-Q

Liquidity and Capital Resources (at April 2, 2011)

We obtain our short-term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At April 2, 2011, we had availability under certain lines of credit of approximately $41,400 (January 1, 2011 - $63,181).

We have the following sources from which we can fund our operating cash requirements:

  Cash and cash equivalents (refer to note 13 of the consolidated financial statements included elsewhere in this report)
  Available operating lines of credit
  Cash flows generated from operating activities
  Cash flows generated from exercise of options and warrants, if any, during the year
  Additional long-term financing
  Sales of non-core divisions or certain assets

Included in cash and cash equivalents at April 2, 2011 is $3,519 (January 1, 2011 - $495) that is specific to Opta Minerals and cannot be used for general corporate purposes.

We intend to target a long term debt to equity ratio in the range of 0.30 - 0.50 to 1.00 versus the current position at April 2, 2011 of 0.22 to 1.00 (January 1, 2011 - 0.22 to 1.00) and a total debt ratio in the range of 0.50 - 0.70 to 1.00 versus our current position of 0.62 to 1.00 (January 1, 2011 - 0.48 to 1.00).

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

In the event that we require additional liquidity due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favourable terms, if at all, could be limited.

Cash flows – Quarter Ended April 2, 2011 compared to the Quarter Ended April 3, 2010

Net cash and cash equivalents increased by $3,077 during the first quarter of 2011 (first quarter of 2010 - increased by $1,617) to $5,720 at April 2, 2011. The increase in cash and cash equivalents was primarily the result of increased net debt borrowings of $40,584, offset by cash used in operating activities of $33,903 and spending on property, plant and equipment of $3,909.

Cash used by operating activities from continuing operations was $33,903 in the first quarter of 2011, an increase of $20,319 compared to the first quarter of 2010. The primary reason for the increased use of cash in operating activities was an $19,974 increase in cash used to fund working capital in the first quarter of 2011, due mainly to a $28,068 increase in cash used to fund inventories, offset by a reduction in cash used to fund accounts receivable of $6,923 and a $3,393 reduction in cash used to fund accounts payable and accrued liabilities. The increase in cash used to fund inventories is largely due to significant increases in commodity pricing which caused certain inventory to be costed at higher levels and also contributed to increased holdings of certain products including corn, soy and sunflower which we were able to procure in advance of expected price increases. The reduction in cash used to fund accounts receivable is largely due to an improvement in collection time, as during the first quarter of 2010 several of our customers extended their payments terms. The cash used to fund accounts payable and accrued liabilities reflects the increased purchasing volume due to higher inventory purchases.

Cash used in investing activities of continuing operations was $3,990 in the first quarter of 2011, compared to $6,185 in the first quarter of 2010. The decrease in cash used of $2,195 is primarily due to lower capital spending in the current year. Significant purchases of property, plant and equipment in the first quarter of 2011 include spending on our new aseptic packaging line at our fruit ingredient operation, the renovation of our frozen foods processing and packaging operation and equipment upgrades on our aseptic processing equipment at our Alexandria, Minnesota facility as well as other plant-specific improvement projects and general maintenance of viability projects across the organization. Cash used in investing activities from continuing operations for the quarter ended April 2, 2010 also included a $500 payment of deferred purchase consideration related to a previous acquisition. Cash used by investing activities of discontinued operations in the quarter ended April 2, 2010 represents purchases of property, plant and equipment made by the discontinued operations.

SUNOPTA INC.	40	April 2, 2011 10-Q

Financing activities provided cash of $40,800 in the first quarter of 2011 compared to $22,303 in the same period of 2010, an increase of $18,497. The increase in cash provided reflects increased borrowings of $19,165 on our line of credit facilities mainly to fund the working capital increases noted above, offset by $865 higher net repayments against our long-term debt during the first quarter of 2011 based on the amendments to our syndicate banking facilities completed on December 20, 2010.

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

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, we may invest in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported on the consolidated statements of operations and comprehensive income. As at April 2, 2011 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. The fair market value of fixed rate debt may be adversely affected by a decline in interest rates. In general, longer term debts are subject to greater interest rate risk than shorter term securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at April 2, 2011, the weighted average interest rate of our fixed rate term debt was 4.7% (January 1, 2011 - 4.5%) and $61,887 (January 1, 2011 - $61,669) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $3,093 (January 1, 2011 - $3,313) at an interest rate of 5.5% (January 1, 2011 - 5.6%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company’s ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates on variable rate term debt the Company’s after tax earnings would (decrease) increase by approximately $20 (January 1, 2011 - $25).

Foreign currency risk

All U.S. subsidiaries use the U.S. dollar as their functional currency and the U.S. dollar is also our reporting currency. The functional currency of all operations located in Canada is the Canadian dollar, except for Opta Minerals, which uses the U.S. dollar as its functional currency. The functional currency of all operations located in Europe is the Euro. For these operations, all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the consolidated statements of operations while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in Accumulated Other Comprehensive Income within Shareholders’ Equity. The functional currency of the Corporate office is the U.S. dollar. For the Corporate office, transaction gains or losses as well as translation gains and losses on monetary assets and liabilities are recorded within foreign exchange gain or loss on the consolidated statements of operations.

SUNOPTA INC.	41	April 2, 2011 10-Q

We are exposed to foreign exchange rate fluctuations as the financial results of SunOpta and its Canadian and European subsidiaries are translated into U.S. dollars on consolidation. The Canadian dollar appreciated relative to the U.S. dollar in the first quarter of 2011, with closing rates moving from Cdn $0.9946 at January 1, 2011 to Cdn $0.9644 at April 2, 2011 for each U.S. dollar. The Euro appreciated against the U.S. dollar over the first quarter of 2011, with closing rates moving from $1.3391 at January 1, 2011 to $1.4222 at April 2, 2011. As a result of the appreciation of the Canadian dollar, and the appreciation of the Euro against the U.S. dollar in the first quarter of 2011, we experienced a decrease of $37 (January 1, 2011 - a decrease of $4,111) in Canadian denominated net assets and an increase of € 446 (January 1, 2011 - increase of € 175) in Euro denominated net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar or Euro with all other variables held constant would result in an increase (decrease) in the fair value of our net assets by $2,693 (January 1, 2011 - $2,616) for a Canadian dollar exchange movement and $2,398 (January 1, 2011 - $2,090) for a Euro exchange movement.

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

One of our foreign subsidiaries routinely enters into purchase and sale contracts which are not denominated in its functional currency. These purchase and sale contracts are subject to currency risk, due to movements in the underlying foreign currencies. For the quarter ended April 2, 2011, changes in the underlying foreign currencies of these purchase and sale contracts led to an unrealized gain of $700, which was recorded as a reduction in cost of goods sold on our consolidated statement of operations.

In addition, we enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at April 2, 2011, resulting in a loss of $576 (January 1, 2011 - gain of $244) which is included in foreign exchange on the consolidated statements of operations. The contracts entered into are primarily Canadian dollars and U.S. dollars as well as U.S. dollars and Euros. The net effect of all exchange based transactions, including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions, and including the translation gains and losses related to our Corporate net monetary assets, are recorded in foreign exchange on our consolidated statements of operations. For the quarter ended April 2, 2011, we recorded a loss of $135 (January 1, 2011 - a gain of $1,117).

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

The Company has a risk of loss from hedge activity if a grower does not deliver as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At April 2, 2011 the Company owned 547,724 (January 1, 2011 - 615,087) bushels of corn with a weighted average price of $7.09 (January 1, 2011 - $6.09) and 1,056,269 (January 1, 2011 - 878,413) bushels of soy beans with a weighted average price of $14.04 (January 1, 2011 - $13.87). At April 2, 2011, the Company has a net short position on soy beans of 5,903 (January 1, 2011 - 79,286) and a net long position on corn of 114,924 (January 1, 2011 - 101,979) bushels. An increase/decrease in commodity prices of either soy or corn of 10% would result in an increase (decrease) in carrying value of these commodities by $73 (January 1, 2011 - $172). Although our corn and soybean positions can be hedged using futures transactions to reduce exposure to price fluctuations, there are other commodities, such as sunflowers and other grain ingredients, that cannot be hedged as effectively, because similar instruments are not available.

SUNOPTA INC.	42	April 2, 2011 10-Q

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2011.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the first quarter of fiscal 2011. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	43	April 2, 2011 10-Q

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of certain legal proceedings, see note 10 “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this report. Although disposition of our pending litigation is currently not expected by management to have a material adverse effect on our business, results of operation or financial condition, there matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended January 1, 2011, under the heading “Risk Factors” in Item 1A of that report. There have been no material changes to the previously reported Risk Factors as of the date of this quarterly report. All of such previously-reported Risk Factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of our Company.

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	44	April 2, 2011 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

/s/ Eric Davis
Date: May 12, 2011
by Eric Davis
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	45	April 2, 2011 10-Q

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Steven Bromley, President and Chief Executive Officer, pursuant to Rule 13a– 14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Eric Davis, Vice President and Chief Financial Officer, pursuant to Rule 13a– 14(a) under the Securities Exchange Act of 1934, as amended.

32	Certifications by Steven Bromley, President and Chief Executive Officer, and Eric Davis, Vice President and Chief Financial Officer, pursuant to 18 U.S.C Section 1350.

SUNOPTA INC.	46	April 2, 2011 10-Q