Form 10-Q
period 2011-07-02
SunOpta Inc.
filed 2011-08-10
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

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

Yes [   ]      No [X]

The number of the registrant’s common shares outstanding as of August 2, 2011 was 65,691,007.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended July 2, 2011
TABLE OF CONTENTS

All financial information is expressed in United States Dollars. The closing rate of exchange on August 2, 2011 was CDN $1 = U.S. $1.0414.

Forward-Looking Statements

This quarterly report of SunOpta Inc. (the “Company”) for the quarterly period ended July 2, 2011 contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate,” “estimate,” “intend,” “project,” “potential,” “continue,” “believe,” “expect,” “could,” “would,” “should,” “might,” “plan,” “will,” “may,” the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to possible operational consolidation, reduction of non-core assets and operations, business strategies, plant and production capacities, revenue generation potential, competitive strengths, goals, capital expenditure plans, business and operational growth and expansion plans, anticipated operating margins and operating income increases, gains or losses associated with business transactions, cost reductions, rationalization and improved efficiency initiatives, potential new product offerings, and references to the future growth of the business and global markets for the Company’s products. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments as well as other factors that we believe are appropriate in the circumstances.

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
SUNOPTA INC.	1	July 2, 2011 10-Q

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
  we may not be able to effectively manage our growth and integrate acquired companies; and
  our operating results and share price are subject to significant volatility.

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

SUNOPTA INC.	2	July 2, 2011 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Financial Statements

SunOpta Inc.

For the quarter and two quarters ended July 2, 2011 and July 3, 2010

(Unaudited)

SUNOPTA INC.	3	July 2, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Operations
For the quarter ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	July 2, 2011	July 3, 2010

Revenues	$290,757	$233,885

Cost of goods sold	257,055	196,942

Gross profit	33,702	36,943

Selling, general and administrative expenses	24,330	24,224
Intangible asset amortization	1,393	1,144
Other (income) expense, net (note 12)	(3,189)	1,044
Foreign exchange gain	(57)	(319)

Earnings from continuing operations before the following	11,225	10,850

Interest expense, net	2,520	2,567

Earnings from continuing operations before income taxes	8,705	8,283

Provision for income taxes	3,672	1,854

Earnings from continuing operations	5,033	6,429

Discontinued operations (note 3)
Earnings from discontinued operations, net of income taxes	-	414
Gain on sale of discontinued operations, net of income taxes	-	13,809

Earnings from discontinued operations, net of taxes	-	14,223

Earnings	5,033	20,652

Earnings attributable to non-controlling interests	632	186

Earnings attributable to SunOpta Inc.	$4,401	$20,466

Earnings per share - basic (note 6)
-from continuing operations	$0.07	$0.09
-from discontinued operations	-	0.22
	$0.07	$0.31
Earnings per share - diluted (note 6)
-from continuing operations	$0.07	$0.09
-from discontinued operations	-	0.22
	$0.07	$0.31

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	4	July 2, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Operations
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Two quarters ended	Two quarters ended
	July 2, 2011	July 3, 2010

Revenues	$551,680	$450,634

Cost of goods sold	482,423	378,215

Gross profit	69,257	72,419

Selling, general and administrative expenses	47,337	50,020
Intangible asset amortization	2,778	2,319
Other (income) expense, net (note 12)	(2,827)	1,359
Foreign exchange loss (gain)	78	(1,436)

Earnings from continuing operations before the following	21,891	20,157

Interest expense, net	4,504	5,589

Earnings from continuing operations before income taxes	17,387	14,568

Provision for income taxes	6,681	3,930

Earnings from continuing operations	10,706	10,638

Discontinued operations (note 3)
Earnings from discontinued operations, net of income taxes	-	846
Gain on sale of discontinued operations, net of income taxes	-	13,809

Earnings from discontinued operations, net of income taxes	-	14,655

Earnings	10,706	25,293

Earnings attributable to non-controlling interests	1,224	214

Earnings attributable to SunOpta Inc.	$9,482	$25,079

Earnings per share – basic (note 6)
-from continuing operations	$0.14	$0.16
-from discontinued operations	-	0.23
	$0.14	$0.39
Earnings per share – diluted (note 6)
-from continuing operations	$0.14	$0.16
-from discontinued operations	-	0.22
	$0.14	$0.38

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	July 2, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the quarter ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	July 2, 2011	July 3, 2010

Earnings from continuing operations	$5,033	$6,429
Earnings from discontinued operations, net of income taxes	-	14,223
	5,033	20,652

Currency translation adjustment	1,439	(4,855)
Change in fair value of interest rate swap, net of income taxes	103	20
Other comprehensive earnings (loss), net of income taxes	1,542	(4,835)

Comprehensive earnings	6,575	15,817

Comprehensive earnings (loss) attributable to non-controlling interests	740	(258)

	$5,835	$16,075

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	July 2, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Two quarters ended	Two quarters ended
	July 2, 2011	July 3, 2010

Earnings from continuing operations	$10,706	$10,638
Earnings from discontinued operations, net of income taxes	-	14,655
	10,706	25,293

Currency translation adjustment	3,497	(4,165)
Change in fair value of interest rate swap, net of taxes	213	140
Other comprehensive earnings (loss), net of income taxes	3,710	(4,025)

Comprehensive earnings	14,416	21,268

Comprehensive earnings (loss) attributable to non-controlling interests	1,461	(457)

Comprehensive earnings attributable to SunOpta Inc.	$12,955	$21,725

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	July 2, 2011 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at July 2, 2011 and January 1, 2011
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	July 2, 2011	January 1, 2011

Assets		(see note 3)

Current assets
Cash and cash equivalents (note 13)	$5,573	$2,643
Accounts receivable	116,116	98,875
Inventories (note 4)	208,946	200,278
Prepaid expenses and other current assets	24,899	30,041
Deferred income taxes	624	870
	356,158	332,707

Investments (note 3)	33,345	33,345
Property, plant and equipment	119,186	116,249
Goodwill	49,251	48,558
Intangible assets	59,300	60,200
Deferred income taxes	11,940	11,889
Other assets	2,219	2,930
Non-current assets held for sale (note 3)	-	3,806

	$631,399	$609,684

Liabilities

Current liabilities
Bank indebtedness (note 7)	$107,258	$75,910
Accounts payable and accrued liabilities	105,814	124,031
Customer and other deposits	2,076	2,858
Income taxes payable	1,682	973
Other current liabilities	1,582	7,674
Current portion of long-term debt (note 8)	22,826	22,247
Current portion of long-term liabilities	582	571
	241,820	234,264

Long-term debt (note 8)	37,689	42,735
Long-term liabilities	5,920	6,642
Deferred income taxes	24,591	20,808
	310,020	304,449

Equity
SunOpta Inc. shareholders’ equity
Capital Stock (note 5)	181,489	180,661
65,683,807 common shares (January 1, 2011 - 65,500,091)
Additional paid in capital (note 5)	13,236	12,336
Retained earnings	104,694	95,212
Accumulated other comprehensive income	6,306	2,833
	305,725	291,042
Non-controlling interests	15,654	14,193
Total equity	321,379	305,235

	$631,399	$609,684
Commitments and contingencies (note 10)
Subsequent events (note 16)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	July 2, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	income	interests	Total
	$	$	$	$	$	$

Balance at January 1, 2011	180,661	12,336	95,212	2,833	14,193	305,235

Employee share purchase plan	339	-	-	-	-	339
Exercise of options	489	(81)	-	-	-	408
Stock based compensation	-	981	-	-	-	981
Earnings from continuing operations	-	-	9,482	-	1,224	10,706
Currency translation adjustment	-	-	-	3,332	165	3,497
Change in fair value of interest rate swap, net of income taxes	-	-	-	141	72	213

Balance at July 2, 2011	181,489	13,236	104,694	6,306	15,654	321,379

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	income	interests	Total
	$	$	$	$	$	$

Balance at December 31, 2009	178,694	7,934	34,146	12,079	13,658	246,511

Employee share purchase plan and compensation grants	427	-	-	-	-	427
Exercise of options	97	(12)	-	-	-	85
Issuance of warrants (note 5)	-	2,163	-	-	-	2,163
Stock based compensation	-	979	-	-	-	979
Earnings from continuing operations	-	-	10,424	-	214	10,638
Earnings from discontinued operations, net of income taxes	-	-	14,655	(7,772)	-	6,883
Currency translation adjustment	-	-	-	(3,447)	(718)	(4,165)
Non-controlling interest contributions	-	-	-	-	243	243
Change in fair value of interest rate swap, net of income taxes	-	-	-	93	47	140

Balance at July 3, 2010	179,218	11,064	59,225	953	13,444	263,904

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	July 2, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarter ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	July 2, 2011	July 3, 2010

Cash provided by (used in)

Operating activities
Earnings	$5,033	$20,652
Earnings from discontinued operations	-	14,223
Earnings from continuing operations	5,033	6,429

Items not affecting cash
Depreciation and amortization	4,863	3,912
Unrealized loss (gain) on foreign exchange	246	(326)
Deferred income taxes	2,212	482
Stock-based compensation	552	800
Gain on sale of property, plant and equipment	(3,824)	-
Unrealized (gain) loss on derivative instruments	(233)	955
Other	248	763
Changes in non-cash working capital (note 9)	11,384	5,547
Net cash flows from operations - continuing operations	20,481	18,562
Net cash flows from operations - discontinued operations	-	(2,552)
	20,481	16,010
Investing activities
Purchases of property, plant and equipment	(5,312)	(2,880)
Proceeds from sale of property, plant and equipment	2,773	-
Payment of deferred purchase consideration	-	(221)
Purchases of patents, trademarks and other intangible assets	(9)	(333)
Other	(441)	(131)
Cash flows from investing activities - continuing operations	(2,989)	(3,565)
Cash flows from investing activities - discontinued operations	-	65,156
	(2,989)	61,591
Financing activities
Decrease in line of credit facilities	(14,124)	(58,182)
Borrowings under long-term debt	-	247
Proceeds from the issuance of common shares	534	305
Repayment of long-term debt	(4,722)	(3,067)
Other	632	(55)
Cash flows from financing activities - continuing operations	(17,680)	(60,752)

Foreign exchange gain (loss) on cash held in a foreign currency	41	(834)

(Decrease) increase in cash and cash equivalents during the period	(147)	16,015

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	-	20,135
Less: Balance included at end of period	-	(17,974)

Cash and cash equivalents - beginning of the period	5,720	2,205

Cash and cash equivalents - end of the period	5,573	20,381

Supplemental cash flow information (notes 9 and 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	July 2, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Two quarters ended	Two quarters ended
	July 2, 2011	July 3, 2010

Cash provided by (used in)

Operating activities
Earnings	$10,706	$25,293
Earnings from discontinued operations	-	14,655
Earnings from continuing operations	10,706	10,638

Items not affecting cash
Depreciation and amortization	9,696	8,240
Unrealized loss (gain) on foreign exchange	969	(1,418)
Deferred income taxes	3,978	1,648
Stock-based compensation	981	1,420
Gain on sale of property, plant and equipment	(3,824)	-
Unrealized (gain) loss on derivative instruments	(3,918)	1,009
Other	(66)	1,248
Changes in non-cash working capital (note 9)	(31,944)	(17,807)
Net cash flows from operations - continuing operations	(13,422)	4,978
Net cash flows from operations - discontinued operations	-	(3,303)
	(13,422)	1,675
Investing activities
Purchases of property, plant and equipment	(9,221)	(8,831)
Proceeds from sale of property, plant and equipment	2,773	-
Payment of deferred purchase consideration	-	(721)
Purchases of patents, trademarks and other intangible assets	(90)	(363)
Other	(441)	165
Cash from investing activities - continuing operations	(6,979)	(9,750)
Cash from investing activities - discontinued operations	-	64,783
	(6,979)	55,033
Financing activities
Increase (decrease) in line of credit facilities	28,427	(34,796)
Borrowings under long-term debt	37	247
Proceeds from the issuance of common shares	747	512
Repayment of long-term debt	(6,726)	(4,169)
Financing costs	(120)	-
Other	755	(243)
Cash from financing activities - continuing operations	23,120	(38,449)

Foreign exchange gain (loss) on cash held in a foreign currency	211	(627)

Increase in cash and cash equivalents during the period	2,930	17,632

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	-	18,971
Less: Balance included at end of period	-	(17,974)

Cash and cash equivalents - beginning of the period	2,643	1,752

Cash and cash equivalents - end of the period	$5,573	$20,381

Supplemental cash flow information (notes 9 and 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	11	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1.	Basis of presentation, fiscal year-end and new accounting pronouncements

Basis of presentation

The interim consolidated financial statements of SunOpta Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and two quarters ended July 2, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011 or for any other period. For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended January 1, 2011.

The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ended January 1, 2011. Intercompany accounts and transactions have been eliminated on consolidation.

Fiscal year-end

The Company’s fiscal year ends on the Saturday closest to December 31, based on a 52 week calendar, wherein every fiscal quarter is comprised of 13 weeks or 91 days. Under our floating year-end methodology, the fiscal 2011 year-end occurs on December 31, 2011 and the quarterly periods for fiscal 2011 end on April 2, July 2 and October 1. The fiscal year of Opta Minerals Inc. (“Opta Minerals”), which is 66.4% owned by the Company, ends on December 31, 2011, and its quarterly periods for fiscal 2011 end on March 31, June 30 and September 30. The consolidated statements of operations, cash flows and balance sheets for the Company in the current quarter include the results of Opta Minerals through June 30, 2011.

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS’s” (“ASU 2011-04”). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company will reflect the nature of these amendments, if any, beginning with the Company’s quarterly report on form 10-Q for the quarterly period ended March 31, 2012. The Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of ASU 2011-04.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, registrants will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. As ASU 2011-05 does not change the items that are currently reported on the Consolidated Statements of Comprehensive Earnings (Loss), the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of ASU 2011-05.

SUNOPTA INC.	12	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
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

SUNOPTA INC.	13	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
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

The following condensed pro-forma consolidated statements of operations reflects the Dahlgren and Edner acquisitions as if they had occurred on January 1, 2010:

	Quarter ended
	July 2, 2011	July 3, 2010
	$	$
Pro-forma revenue	290,757	261,182
Pro-forma earnings attributable to SunOpta Inc.	4,493	22,603
Pro-forma earnings per share
Basic	0.07	0.35
Diluted	0.07	0.34

	Two quarters ended
	July 2, 2011	July 3, 2010
	$	$
Pro-forma revenue	551,680	502,512
Pro-forma earnings attributable to SunOpta Inc.	9,836	27,345
Pro-forma earnings per share
Basic	0.15	0.42
Diluted	0.15	0.42

SUNOPTA INC.	14	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

3.	Divestitures

(a)	Divestiture of Assets in the Fruit Group

On June 30, 2011, the Company completed a transaction to sell land and buildings located in Irapuato, Mexico (the “Mexico Land & Building Transaction”) to parties related to Fruvemex Mexicali, S.A. de C.V. (“Fruvemex”). In addition, on April 29, 2011 the Company completed a transaction to sell certain assets related to fruit processing plants located in Mexico to Fruvemex (the “Mexico Processing Assets Transaction”, and together with the Mexico Land & Building Transaction, the “Transactions”). Total cash consideration for the Transactions was $5,650, with $1,000 received in cash upon closing of the applicable Transaction. The remaining consideration of $4,650 is to be received by the Company through instalment payments over the following twelve months. The land, buildings and processing assets sold have been reclassified and are presented as non-current assets held for sale on the consolidated balance sheet as at January 1, 2011. For the quarter and two quarters ended July 2, 2011, the Company recorded a gain of $3,824, before transaction and related costs.

On May 24, 2011, the Company completed the sale of frozen fruit processing equipment located in Salinas, California to Cal Pacific Specialty Foods, LLC (“Cal Pacific”). The assets, which were previously leased to Cal Pacific, were sold for their book value of $1,773, paid in cash on closing the transaction. The frozen fruit processing equipment sold have been reclassified and are presented as non-current assets held for sale on the consolidated balance sheet at January 1, 2011.

(b)	Divestiture of Canadian Food Distribution Business

On June 11, 2010, the Company sold its Canadian Food Distribution assets (“CFD” or the “CFD Transaction”) to UNFI Canada Inc., a wholly-owned subsidiary of United Natural Foods Inc., for cash consideration of Cdn $68,000 (U.S. - $65,809).

The following is a summary of the CFD Transaction, recorded in the quarter and two quarters ended July 3, 2010:

$
Cash consideration	65,809
Transaction and related costs	(4,937)
Net proceeds	60,872
Net assets sold	(51,655)
Accumulated other comprehensive income related to assets sold	7,772
Pre-tax gain on sale	16,989
Provision for income taxes	(3,180)
Gain on sale of discontinued operations	13,809

The gain on sale of discontinued operations has been recorded in discontinued operations on the consolidated statements of operations.

The operating results of the CFD business for the quarter and two quarters ended July 3, 2010, which are included within earnings from discontinued operations, net of income taxes, on the consolidated statement of operations, were as follows:

SUNOPTA INC.	15	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

3.	Divestitures, continued

	Quarter ended	Two quarters ended
	July 3, 2010	July 3, 2010
	$	$

Revenues	34,130	82,859

(Loss) earnings from discontinued operations before taxes	(523)	879
(Recovery of) provision for income taxes	(157)	265
(Loss) earnings from discontinued operations	(366)	614

The assets sold in the CFD Transaction were part of the former Distribution Group segment.

(c)	Divestiture of SunOpta BioProcess Inc.

On August 31, 2010, the Company completed a transaction to sell its ownership interest in SunOpta BioProcess Inc. (“SBI” or the “SBI Transaction”) to Mascoma Canada Inc., a wholly-owned subsidiary of Mascoma Corporation (“Mascoma”). As consideration for selling all the outstanding common shares of SBI, the Company received non-cash consideration through a combination of preferred and common shares, as well as warrants, valued at $50,925. The non-cash consideration includes 11,268,868 series D preferred shares, 3,756,290 common shares and 1,000,000 warrants to purchase common shares of Mascoma. In conjunction with the sale, the Company settled the preferred share liability of SBI with the former SBI preferred shareholders, through the transfer of 4,688,000 of the series D preferred shares received. In addition, as a result of the change in control of SBI, the vesting of previously issued SBI stock options were accelerated, and the 800,000 restricted stock units (“RSU”) were settled in cash at a value of $4.49 per RSU. The fair value of consideration received, net of the settlement to the former SBI preferred shareholders, resulted in a $33,345 investment in Mascoma, which is presented as a non-current asset on the Company’s balance sheet. The investment in Mascoma is accounted for under the cost method of accounting, based on the 19.61% voting interest the Company originally received in Mascoma, and the inability of the Company to exert significant influence over the operations of Mascoma. This transaction is subject to post closing adjustments, in accordance with the share purchase agreement, which are expected to be finalized by August 2011. At July 2, 2011, the Company’s voting position in Mascoma was 19.13%.

The operating results of SBI for the quarter and two quarters ended July 3, 2010, which are included within earnings from discontinued operations, net of income taxes, on the consolidated statement of operations, were as follows:

	Quarter ended	Two quarters ended
	July 3, 2010	July 3, 2010
	$	$

Revenues	2,052	2,676

Earnings from discontinued operations before income taxes	780	232
Provision for income taxes	-	-
Earnings from discontinued operations	780	232

The business sold was part of the former SunOpta BioProcess segment.

SUNOPTA INC.	16	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

4.	Inventories

	July 2, 2011	January 1, 2011
	$	$

Raw materials and work-in-process	113,164	98,140
Finished goods	80,093	84,529
Company-owned grain	20,983	21,897
Inventory reserves	(5,294)	(4,288)
	208,946	200,278

5.	Capital stock

(a)	Capital stock

Transactions involving capital stock for the quarter and two quarters ended July 2, 2011 and July 3, 2010 were as follows:

	Quarter ended		Quarter ended
	July 2, 2011		July 3, 2010
	Number	Amount	Number	Amount
		$		$
Balance, beginning of period	65,539,104	180,881	65,065,907	178,901
Common shares issued on exercise of options by employees and directors	118,739	438	49,480	97
Common shares issued as part of the Company's employee stock purchase plan	25,964	170	54,944	220
Balance, end of period	65,683,807	181,489	65,170,331	179,218

	Two quarters ended		Two quarters ended
	July 2, 2011		July 3, 2010
	Number	Amount	Number	Amount
		$		$
Balance, beginning of period	65,500,091	180,661	64,982,968	178,694
Common shares issued on exercise of options by employees and directors	128,739	489	49,480	97
Common shares issued as part of the Company's employee stock purchase plan	54,977	339	135,383	427
Common shares issued to the Company's Chief Executive Officer as part of an award granted February 8, 2007	-	-	2,500	-
Balance, end of period	65,683,807	181,489	65,170,331	179,218

(b)	Warrants

On February 5, 2010 (the “First Tranche”), and June 11, 2010 (the “Second Tranche”), the Company issued warrants pursuant to an Advisory Services Agreement. A fair value of $441 and $1,722, respectively, was assigned to these warrants using the Black-Scholes option pricing model, and were expensed in full during the quarter of issuance with the offset recorded as an increase to additional paid in capital. The Second Tranche of warrants were issued following the consummation of the sale of the Canadian Food Distribution business (note 3 (b)) and the cost was included as part of the gain on sale of discontinued operations. As at July 2, 2011, the First Tranche and Second Tranche of warrants had not been exercised. Inputs used in the Black-Scholes option pricing model for the warrants were as follows:

SUNOPTA INC.	17	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
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

There were 792,000 options granted to employees and directors during the two quarters ended July 2, 2011 (July 3, 2010 – 664,000). The inputs used in the Black-Scholes model to determine the fair value of the options granted were as follows:

	Two quarters ended	Two quarters ended
	July 2, 2011	July 3, 2010

Number of options issued	792,000	664,000
Weighted average exercise price	$7.44	$4.45
Weighted average expected volatility	68.0%	68.2%
Weighted average risk-free interest rate	1.9%	2.3%
Dividend yield	0%	0%
Expected life (in years)	6	6

The weighted average fair value of the options granted during the two quarters ended July 2, 2011 amounted to $4.60 per option (July 3, 2010 - $2.78) . The fair value of the options is based on estimates of the number of options that management expects to vest, which was estimated to be 85% of the granted amounts.

On May 19, 2011, the Company’s shareholders approved an amendment to the Company’s 2002 Amended and Restated Stock Option Plan to increase the number of common shares reserved for issuance upon the exercise of options granted thereunder by 2,500,000 common shares. The amendment was approved by the Company’s Board of Directors on March 8, 2011 based on the recommendation of the Compensation Committee, subject to shareholder approval. At July 2, 2011, 2,559,280 (January 1, 2011 - 823,480) options are remaining to be granted under this plan.

SUNOPTA INC.	18	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

6.	Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

	Quarter ended		Two quarters ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Earnings from continuing operations attributable to SunOpta Inc.	$4,401	$6,243	$9,482	$10,424
Earnings from discontinued operations, net of income taxes	-	14,223	-	14,655
Earnings attributable to SunOpta Inc.	$4,401	$20,466	$9,482	$25,079

Weighted average number of shares used in basic earnings per share	65,574,269	65,033,526	65,556,686	65,049,223
Dilutive potential of the following:
Employee/director stock options	935,016	677,828	931,972	591,555
Warrants	316,775	74,904	316,378	55,730
Diluted weighted average number of shares outstanding	66,826,060	65,786,258	66,805,036	65,696,508

Earnings per share - basic:
From continuing operations	$0.07	$0.09	$0.14	$0.16
From discontinued operations	-	0.22	-	0.23
	$0.07	$0.31	$0.14	$0.39

Earnings per share - diluted:
From continuing operations	$0.07	$0.09	$0.14	$0.16
From discontinued operations	-	0.22	-	0.22
	$0.07	$0.31	$0.14	$0.38

For the quarter ended July 2, 2011, options to purchase 1,193,600 (July 3, 2010 – 1,243,150) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect. For the two quarters ended July 2, 2011, options to purchase 1,193,600 (July 3, 2010 – 1,907,950) common shares have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

7.	Bank indebtedness

	July 2, 2011	January 1, 2011
	$	$

Canadian line of credit facility (a)	1,456	-
U.S. line of credit facility (b)	57,387	41,790
Opta Minerals Canadian line of credit facility (c)	7,623	3,546
TOC line of credit facilities (d)	40,792	30,574
	107,258	75,910

SUNOPTA INC.	19	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.	Bank indebtedness, continued

(a)	Canadian line of credit facility:

The Company has a Canadian line of credit of Cdn $5,000 (U.S. – $5,184). As at July 2, 2011, Cdn $2,562 (U.S. – $2,656) (January 1, 2011 – $nil) of this facility was utilized, including Cdn $1,157 (U.S. – $1,200) (January 1, 2011 –$nil) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios. At July 2, 2011, the interest rate on this facility was 6.00% (January 1, 2011 – 5.00%), calculated as Canadian prime plus a premium of 3.00% . The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of the Company’s Canadian business as defined in the Credit Agreement. At July 2, 2011, the borrowing base supported draws to $5,184. At July 2, 2011, the Company incurs standby fees equal to 0.87% of the undrawn balances on this facility in accordance with the terms of the Credit Agreement.

(b)	U.S. line of credit facility:

The Company has a U.S. line of credit of $100,000. As at July 2, 2011, $60,182 (January 1, 2011 – $44,254) of this facility was utilized, including $2,795 (January 1, 2011 – $2,464) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios. At July 2, 2011, the weighted average interest rate on this facility was 4.24% (January 1, 2011 – 3.26%), based on LIBOR plus a premium of 4.00% . The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories of the Company’s U.S. business as defined in the Credit Agreement. At July 2, 2011, the borrowing base supported draws to $100,000. At July 2, 2011, the Company incurs standby fees equal to 0.87% of the undrawn balances on this facility in accordance with the terms of the Credit Agreement.

The Canadian and U.S. line of credit facilities as well as certain long-term debt balances (note 8) are collateralized by a first priority security interest on substantially all of the Company’s assets in Canada and the United States, excluding the assets of Opta Minerals and The Organic Corporation.

The Company is required to comply with certain financial covenants, which are measured against on a quarterly basis. See note 8 for a discussion of the Company’s compliance with respect to these covenants.

(c)	Opta Minerals Canadian line of credit facility:

Opta Minerals has a line of credit facility of Cdn $15,000 (U.S. – $15,361). At June 30, 2011, Cdn $8,604 (U.S. - $8,811) (January 1, 2011 - Cdn $4,713 (U.S. – $4,712)) of this facility has been utilized, including letters of credit in the amount of Cdn $1,160 (U.S. - $1,188) (January 1, 2011 - Cdn $1,166 (U.S. – $1,166)). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including prime, U.S. dollar base rate, bankers’ acceptances or LIBOR plus a margin based on certain financial ratios of the Company. At June 30, 2011, the weighted average interest rate on this facility was 6.93% (January 1, 2011 – 6.93%).

Opta Minerals’ line of credit facility, along with its unused portion of the revolving acquisition facility (note 8(d)), is subject to annual extensions, and were extended on June 2, 2011 to August 15, 2012.

SUNOPTA INC.	20	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

7.	Bank indebtedness, continued

(d)	TOC line of credit facilities:

The Organic Corporation (“TOC”) has a line of credit facility of €35,000 (U.S. – $50,754). At July 2, 2011, €32,523 (U.S. - $47,162) (January 1, 2011 – €22,589 (U.S. – $30,249)) of this facility had been utilized, including letters of credit in the amount of €5,878 (U.S. – $8,524) (January 1, 2011 – €181 (U.S. – $243)). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. LIBOR and Euro LIBOR plus a premium of 1.85% . At July 2, 2011, the weighted average interest rate on this facility was 3.18% . The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of TOC and its subsidiaries. At July 2, 2011, the borrowing base securing this facility supported draws to €35,000 (U.S. – $50,754) (January 1, 2011 - €22,938 (U.S. – $30,716)).

In the first quarter of 2011, a wholly owned subsidiary of TOC entered into a line of credit facility with capacity of €5,000 (U.S. – $7,251). As at July 2, 2011, this line is guaranteed through a $1,200 letter of credit issued by the Company on its U.S. line of credit facility. As at July 2, 2011, €747 (U.S. – $1,083) of this facility had been used. Interest on borrowings under this facility accrues at the Chinese central bank’s interest rate, as published by the People’s Bank of China, multiplied by 125%, or 7.89% at July 2, 2011.

A less-than-wholly owned subsidiary of TOC has line of credit facilities with availability of $1,805 (January 1, 2011 – $1,297) which are fully guaranteed by TOC. As at July 2, 2011, $1,071 (January 1, 2011 – $568) of these facilities had been used. Interest on borrowings under these facilities accrues at either a base rate of 0.4% plus a premium of 6.00%, or a fixed rate of 9.75% . At July 2, 2011, the weighted average interest rate on these facilities was 6.3% (January 1, 2011 – 9.8%) and TOC is in compliance with all material requirements under this facility.

8.	Long-term debt

	July 2, 2011	January 1, 2011
	$	$

Syndicated Lending Agreement:
Non-revolving real estate term facility (a)	12,566	13,000
Non-revolving machinery and equipment term facility (b)	12,777	17,000

Other Long-Term Debt
Opta Minerals term loan facility (c)	7,315	7,766
Opta Minerals revolving acquisition facility (d)	10,928	11,419
Subordinated debt to former shareholders of TOC (e)	4,645	4,569
Promissory notes (f)	11,420	10,840
Other long-term debt (g)	231	264
Term loans payable and capital lease obligations (h)	633	124
	60,515	64,982
Less: current portion	22,826	22,247
	37,689	42,735

SUNOPTA INC.	21	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.	Long-term debt, continued

Details of the Company’s long-term debt are as follows:

(a)	Non-revolving real estate term facility:

The non-revolving real estate term facility has a maximum available borrowing amount of $13,000. This facility matures on October 30, 2012, and has quarterly minimum repayments of approximately $217. At July 2, 2011, $12,566 (January 1, 2011 - $13,000) was drawn on this facility, and the weighted average interest rate was 4.75% (January 1, 2011 - 3.76%), based on the level of borrowings, and a credit spread based on either U.S. prime or LIBOR rates.

(b)	Non-revolving machinery and equipment term facility:

The non-revolving machinery and equipment term facility has a maximum available borrowing amount of $17,000. This facility matures on October 30, 2012, and has quarterly minimum repayments of approximately $850. At July 2, 2011, $12,777 (January 1, 2011 - $17,000) was drawn on this facility, and the weighted average interest rate was 4.75% (January 1, 2011 - 3.76%), based on the level of borrowings, and a credit spread based on either U.S. prime or LIBOR rates. As a result of the sale of property, plant and equipment in the quarter ended July 2, 2011, an additional $2,523 was repaid on this facility, in accordance with the credit agreement.

The above term facilities, and the Canadian and U.S. line of credit facility (see note 7 (a) and (b)), are collateralized by a first priority security against substantially all of the Company’s assets in Canada and the United States, excluding the assets of Opta Minerals and TOC.

(c)	Opta Minerals term loan facility:

The term loan facility has a maximum available borrowing amount of Cdn $7,143 (U.S. - $7,315). This facility matures on August 30, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of Cdn $312 (U.S. - $320). At June 30, 2011 and December 31, 2010, the term loan facility was fully drawn. At June 30, 2011, the weighted average interest rate on this facility was 7.04% (December 31, 2010 – 7.61%).

(d)	Opta Minerals revolving acquisition facility:

The revolving acquisition facility has a maximum available borrowing amount of Cdn $14,043 (U.S. - $14,381) to finance future acquisitions and capital expenditures. Principal is payable quarterly equal to 1/40 of the drawdown amount. Any remaining outstanding principal under this facility is due upon maturity. The facility is revolving for one year, with a five year term out option. The outstanding balance on the revolving acquisition facility at June 30, 2011 was Cdn $10,671 (U.S. - $10,928) (December 31, 2010 – Cdn $11,421 (U.S. - $11,419)). At June 30, 2011, the weighted average interest rate on this facility was 6.74% (December 31, 2010 - 7.05%).

The Opta Minerals’ credit facilities described above are collateralized by a first priority security interest on substantially all of the Opta Minerals assets in both Canada and the United States.

Opta Minerals entered into a cash flow hedge in 2007. The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (U.S. - $17,835) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The estimated fair value of the interest rate swap at June 30, 2011 was a loss of $604 (December 31, 2010 - loss of $891). The incremental gain in fair value of $213, net of income taxes of $74, has been recorded in other comprehensive earnings for the period. The fair value liability is included in long-term liabilities on the consolidated balance sheets.

SUNOPTA INC.	22	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.	Long-term debt, continued

(e)	Subordinated debt to former shareholders of TOC:

In conjunction with the acquisition of TOC on April 2, 2008, its former shareholders provided a subordinated loan to TOC in the amount of €3,000 (U.S. - $4,350). The loan bears interest at 7% payable to the former shareholders on a semi-annual basis. The subordinated loan, including all accrued interest, which was originally repayable in full on March 31, 2011 was extended to July 8, 2011, and paid in full subsequent to the quarter ended July 2, 2011.

(f)	Promissory notes:

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions. As consideration in the acquisition of TOC, the Company issued a total of €9,000 (U.S. - $13,051) in promissory notes which are secured by a pledge of the common shares of TOC. Of the €9,000 (U.S. - $13,051) issued, €1,000 (U.S. - $1,436) was paid in cash on April 5, 2010. The remaining €8,000 (U.S. - $11,601), previously due on March 31, 2011 has been extended and will be repaid in four €2,000 tranches on October 7, 2011, January 6, 2012, April 6, 2012 and July 6, 2012. The outstanding balance will accrue interest at 5% per annum. As part of the extension, the former shareholders can demand full repayment of the remaining amount owing. Due to TOC’s opening balance sheet not meeting pre-determined working capital targets, and an undisclosed liability that existed prior to the Company’s April 2, 2008 acquisition, € 528 (U.S. - $766) of the promissory notes extended above will not be paid. Accordingly, the balance of the promissory notes at July 2, 2011 is €7,472 (U.S. -$10,835).

In addition, $585 remains owing to various former shareholders at a weighted average interest of 5.64% . Of the $11,420 in total promissory notes, $11,085 are due in the next 12 months, or on demand, with the remaining balances due in varying installments through 2013.

(g)	Other long-term debt:

A less-than-wholly owned subsidiary of TOC has a maximum borrowing amount of 6,500 Ethiopia Birr (“ETB”) (U.S. -$396). The outstanding balance at July 2, 2011, was $231 (January 1, 2011 - $264). At July 2, 2011, the weighted average interest rate on borrowed funds was 10.3% (January 1, 2011 - 10.3%).

(h)	Term loans payable and capital lease obligations:

Term loans payable bear a weighted average interest rate of 5.2% (January 1, 2011 – 5.3%) due in varying installments through 2013 with principal payments of $171 due in the next 12 months.

Capital lease obligations are due in monthly payments, with a weighted average interest rate of 6.5% (January 1, 2011 –6.9%).

The long-term debt and capital leases described above require the following repayments during the next five years:

$
June 30, 2012	22,826
June 29, 2013	24,754
July 5, 2014	2,678
July 4, 2015	2,664
July 2, 2016	2,664
Thereafter	4,929
60,515

SUNOPTA INC.	23	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

8.	Long-term debt, continued

At July 2, 2011, the Company was in compliance in all material respects with its covenants, as required by the Canadian line of credit facility, the U.S. line of credit facility (notes 7(a) and (b)), as well as the term facilities. In addition, Opta Minerals was in compliance in all material respects with its financial covenants as required by the Canadian Line of Credit Facility (see note 7(c)), as well as the term loan facility and revolving acquisition facility.

9.	Supplemental cash flow information

	Quarter ended		Two quarters ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	$	$	$	$

Changes in non-cash working capital:
Accounts receivable	(2,773)	(2,186)	(15,664)	(22,001)
Inventories	19,902	6,085	(5,277)	8,974
Income tax recoverable	936	1,119	709	1,523
Prepaid expenses and other current assets	8,734	(146)	8,197	469
Accounts payable and accrued liabilities	(13,852)	1,747	(19,129)	(6,922)
Customer and other deposits	(1,563)	(1,072)	(780)	150
	11,384	5,547	(31,944)	(17,807)

Cash paid for:
Interest	3,805	2,074	1,998	4,638
Income taxes	29	212	1,064	1,029

10.	Commitments and contingencies

(a)	Vargas Class Action

In September 2008, a single plaintiff and a former employee filed a wage and hour dispute against SunOpta Fruit Group, Inc., a wholly-owned subsidiary of the Company, as a class action alleging various violations of California’s labour laws (the “Vargas Class Action”). A tentative settlement of all claims was reached at mediation on January 15, 2010, subject to final court approval, and the parties executed a settlement agreement resolving all claims of the class. As a result of the tentative settlement, the Company accrued a liability of $1,200 as at December 31, 2009. Final approval of the settlement was received from the court on May 20, 2011, and the final settlement amount was reduced to approximately $700. Included in other income (note 12) for the quarter and two quarters ended July 2, 2011 is $500 which represents the difference between the tentative and final settlement amounts. The Company paid the settlement in cash in July 2011.

(b)	Colorado Sun Oil Processors, LLC dispute

Colorado Mills LLC (“Colorado Mills”) and SunOpta Grains and Foods Inc. (formally Sunrich LLC, herein “Grains and Foods”), a wholly–owned subsidiary of the Company, organized a joint venture in 2008 to construct and operate a vegetable oil refinery adjacent to Colorado Mills’ sunflower seed crush plant located in Lamar, Colorado. During the relationship, disputes arose between the parties concerning management of the joint venture, record–keeping practices, certain unauthorized expenses incurred on behalf of the joint venture by Colorado Mills, procurement of crude oil by Sunrich from Colorado Mills for processing at the joint venture refinery, and the contract price of crude oil offered for sale under the joint venture agreement.

SUNOPTA INC.	24	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

10.	Commitments and contingencies, continued

The parties initiated a dispute resolution process as set forth in the joint venture agreement, which Colorado Mills aborted prematurely through the initiation of suit in Colorado State Court. Subsequent to the filing of that suit, Colorado Mills acted with an outside creditor of the joint venture to involuntarily place the joint venture into bankruptcy. The involuntary bankruptcy has been opposed by Grains and Foods. After a preliminary hearing on Grains and Foods’ motion to dismiss the involuntary bankruptcy, the bankruptcy court appointed a trustee to act on behalf of the joint venture. The court appointed trustee actively solicited bids to sell the assets of the joint venture. On February 3, 2011, Grains and Foods executed an Asset Purchase Agreement with the trustee to purchase certain of the assets of the joint venture and assume rights to an equipment lease. Colorado Mills also made an offer to purchase certain of the assets of the joint venture and assume rights to an equipment lease. The bankruptcy court held an evidentiary hearing on June 30 through July 1, 2011 to determine which of the pending offers should proceed to a closing. The bankruptcy court has not yet made a ruling. A separate arbitration proceeding is also pending between Grains and Foods and Colorado Mills to resolve direct claims each party has asserted against the other. Although management believes the claims asserted by Colorado Mills are baseless, management cannot conclude whether the prospect of an unfavourable outcome in this matter is probable, or estimate the loss, if any, that might arise from an unfavourable outcome. Accordingly, no accrual has been made at this time for this contingency.

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

ii)

Ingredients Group is focused primarily on insoluble oat and soy fiber products and works closely with its customers to identify product formulation, cost and productivity opportunities aimed at transforming raw materials into value- added food ingredient solutions;

iii)

Fruit Group consists of berry processing and fruit ingredient operations that process natural and organic frozen fruits and vegetables into bulk, ingredients and packaged formats for the food service, private label retail and industrial ingredient markets. The group also includes the healthy snacks operations which produce natural and organic fruit snacks and nutritional bars; and

iv)

International Foods Group consists of operations which internationally source raw material ingredients, trade organic commodities and provide natural and organic food solutions to major global food manufacturers, distributors and supermarket chains with a variety of industrial and private label retail products. In addition, this group manufactures, packages and distributes retail natural health products, primarily in the Canadian marketplace.

(b) Opta Minerals processes, distributes and recycles silica-free loose abrasives, roofing granules, industrial minerals and specialty sands for the foundry, steel, roofing shingles and bridge and ship-cleaning industries.

SUNOPTA INC.	25	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.	Segmented information, continued

(c) Corporate Services provide a variety of management, financial, information technology, treasury and administration services to the operating segments from the head office in Ontario, Canada, and information and shared services offices in Minnesota, U.S.A.

Effective August 31, 2010, the former SunOpta BioProcess operating segment was eliminated due to the sale of SunOpta BioProcess Inc. (note 3(c)). Because this was a stand-alone operating segment, no re-alignment was required for segmented information purposes.

Effective January 2, 2011, the brokerage operation that was previously included in the Fruit Group was transferred to the International Foods Group, as the sourcing of raw materials performed by the operation more closely aligns with other sourcing operations included within the International Foods Group. The segmented information for the quarter and two quarters ended July 3, 2010 have been updated to reflect the current year’s segment presentation.

The Company’s assets, operations and employees are principally located in the United States, Canada, Europe, China and Africa. Revenues are allocated to the United States, Canada and Europe and other external markets based on the location of the customer. Other expense net, interest expense, net, and provision for income taxes are not allocated to the segments.

The following segmented information relates to each of the Company’s segments for the quarter ended July 2, 2011:

				Quarter ended
				July 2, 2011
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
External revenues by market:
United States	180,941	16,523	-	197,464
Canada	22,253	4,134	-	26,387
Europe and other	62,776	4,130	-	66,906
Total revenues from external customers	265,970	24,787	-	290,757

Segment earnings (loss) from continuing operations before the following:	7,857	2,159	(1,980)	8,036

Other income, net				(3,189)
Interest expense, net				2,520
Provision for income taxes				3,672
Earnings from continuing operations				5,033

SUNOPTA INC.	26	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.	Segmented information, continued

SunOpta Foods had the following segmented reporting for the quarter ended July 2, 2011:

					Quarter ended
					July 2, 2011
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
External revenues by market:
United States	103,452	11,050	40,975	25,464	180,941
Canada	3,814	1,591	600	16,248	22,253
Europe and other	18,046	1,283	102	43,345	62,776
Total revenues from external customers	125,312	13,924	41,677	85,057	265,970

Segment earnings (loss) from continuing operations	4,654	899	(217)	2,521	7,857

The following segmented information relates to each of the Company’s segments for the quarter ended July 3, 2010:

				Quarter ended
				July 3, 2010
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
External revenues by market:
United States	151,261	13,789	-	165,050
Canada	23,727	4,372	-	28,099
Europe and other	37,756	2,980	-	40,736
Total revenues from external customers	212,744	21,141	-	233,885

Segment earnings (loss) from continuing operations before the following:	12,824	1,719	(2,649)	11,894

Other expense, net				1,044
Interest expense, net				2,567
Provision for income taxes				1,854
Earnings from continuing operations				6,429

SUNOPTA INC.	27	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.	Segmented information, continued

SunOpta Foods had the following segmented reporting for the quarter ended July 3, 2010:

				Quarter ended
				July 3, 2010
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
External revenues by market:
United States	73,182	14,695	38,624	24,760	151,261
Canada	2,963	2,075	785	17,904	23,727
Europe and other	15,943	878	122	20,813	37,756
Total revenues from external customers	92,088	17,648	39,531	63,477	212,744

Segment earnings from continuing operations	7,188	3,006	1,404	1,226	12,824

The following segmented information relates to each of the Company’s segments for the two quarters ended July 2, 2011:

			Two quarters ended
			July 2, 2011
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
External revenues by market:
United States	363,739	31,256	-	394,995
Canada	45,044	7,405	-	52,449
Europe and other	96,504	7,732	-	104,236
Total revenues from external customers	505,287	46,393	-	551,680

Segment earnings (loss) from continuing operations before the following:	18,320	4,610	(3,866)	19,064

Other expense, net				(2,827)
Interest expense, net				4,504
Provision for income taxes				6,681
Earnings from continuing operations				10,706

SUNOPTA INC.	28	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.	Segmented information, continued

SunOpta Foods had the following segmented reporting for the two quarters ended July 2, 2011:

					Two quarters ended July 2, 2011
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
External revenues by market:
United States	200,746	23,722	77,203	62,068	363,739
Canada	6,581	4,045	1,293	33,125	45,044
Europe and other	33,586	1,908	191	60,819	96,504
Total revenues from external customers	240,913	29,675	78,687	156,012	505,287

Segment earnings from continuing operations	10,361	2,794	171	4,994	18,320

The following segmented information relates to each of the Company’s segments for the two quarters ended July 3, 2010:

			Two quarters ended
			July 3, 2010
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
External revenues by market:
United States	288,296	25,799	-	314,095
Canada	45,117	7,522	-	52,639
Europe and other	78,149	5,751	-	83,900
Total revenues from external customers	411,562	39,072	-	450,634

Segment earnings (loss) from continuing operations before the following:	24,215	3,432	(6,131)	21,516

Other expense, net				1,359
Interest expense, net				5,589
Provision for income taxes				3,930
Earnings from continuing operations				10,638

SUNOPTA INC.	29	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

11.	Segmented information, continued

SunOpta Foods had the following segmented reporting for the two quarters ended July 3, 2010:

					Two quarters ended
					July 3, 2010
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
External revenues by market:
United States	135,742	30,022	77,540	44,992	288,296
Canada	4,102	3,954	2,070	34,991	45,117
Europe and other	31,089	1,822	261	44,977	78,149
Total revenues from external customers	170,933	35,798	79,871	124,960	411,562

Segment earnings from continuing operations	12,204	7,218	3,268	1,525	24,215

12.	Other (income) expense, net

	Quarter ended		Two quarters ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	$	$	$	$

(a) Sale of assets in Mexico	(3,048)	-	(3,048)	-
(b) Settlement of class action lawsuit	(500)	-	(500)	-
(c) Rationalizations	67	1,044	494	1,195
(d) Write-off intangible assets	-	-	-	164
(e) Other	292	-	227	-
	(3,189)	1,044	(2,827)	1,359

(a)	Sale of assets in Mexico

During the quarter ended July 2, 2011, the Company completed the sales of processing equipment and land and buildings located in Mexico to Fruvemex for proceeds of $5,650 (note 3(a)). The gain on the sales, after deducting the carrying value of the assets and related transaction costs, was $3,048.

(b)	Settlement of class action lawsuit

During the fourth quarter of 2009, the Company recorded a charge of $1,200 for a tentative settlement of a class action lawsuit with a former employee (note 10(a)). During the quarter ended July 2, 2011, the class action lawsuit was settled for approximately $700. As a result of the settlement amount being lower than the previously accrued amount, the Company recorded a gain of $500.

(c)	Rationalizations

Rationalization expense for the quarter and two quarters ended July 2, 2011 related to employee terminations in the Fruit Group, International Foods Group and Corporate Services. For the quarter and two quarters ended July 3, 2010, rationalization expense included severance costs of $636 at a distribution facility in Acton, Ontario, as well as $408 and $559 of costs related to the consolidation of manufacturing facilities within our Healthy Snacks operation.

SUNOPTA INC.	30	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

12.	Other (income) expense, net, continued

(d)	Write-off of intangible assets

Represents a non-cash impairment charge for the write-off of long-lived assets within the Ingredients Group.

(e)	Other

Other for the quarter ended July 2, 2011 includes costs related to an acquisition. For the two quarters ended July 2, 2011, other includes additional acquisition expenses, offset by the reversal of contingent consideration related to the Dahlgren acquisition in 2010 (note 2(a)).

13.	Cash and cash equivalents

Included in cash and cash equivalents is $2,033 (January 1, 2011 - $495) that is specific to Opta Minerals that cannot be utilized by the Company for general corporate purposes, and is maintained in separate bank accounts of Opta Minerals.

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

This hierarchy requires the use of observable market data when available.

SUNOPTA INC.	31	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

14.	Derivative financial instruments and fair value measurement, continued

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of July 2, 2011:

	Fair Value
	Asset (Liability)	Level 1	Level 2
	$	$	$
(a) Commodity futures and forward contracts(1)
Unrealized short-term derivative gain	6,041	882	5,159
Unrealized long-term derivative gain	231	-	231
Unrealized short-term derivative loss	(1,190)	-	(1,190)
Unrealized long-term derivative loss	(19)	-	(19)
(b) Inventories carried at market(2)	21,523	-	21,523
(c) Interest rate swap(3)	(604)	-	(604)
(d) Forward foreign currency contracts(4)	(195)	-	(195)
(e) Embedded foreign currency derivatives(1)
Unrealized short-term derivative gain	920	-	920
Unrealized short-term derivative loss	(393)	-	(393)

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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains. These derivative instruments are not designated as hedging instruments. For the quarter and two quarters ended July 2, 2011, a $323 gain and $3,309 gain has been recorded in cost of goods sold on the consolidated statement of operations related to changes in the fair value of these derivatives.

At July 2, 2011, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows:

		Number of bushels
		Purchase (sale)
	Corn	Soybeans
Forward commodity purchase contracts	1,911	1,334
Forward commodity sale contracts	(988)	(565)
Commodity futures contracts	(1,503)	(1,715)

SUNOPTA INC.	32	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

14.	Derivative financial instruments and fair value measurement, continued

In addition to the notional corn and soybean open futures and forward purchase and sale contracts noted above, the Company also had open forward contracts to sell 92 lots of cocoa at July 2, 2011.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the consolidated statements of operations. At July 2, 2011, the Company had 583 bushels of commodity corn and 918 bushels of commodity soybeans, in inventories carried at market.

(c)	Interest rate swap

Opta Minerals entered into an interest rate swap to minimize its exposure to interest rate risk. A notional amount of Cdn $17,200 (U.S. - $17,833) of floating rate debt was effectively converted to fixed rate debt at a rate of 5.25% for the period August 2008 to August 2012. At each period end, management calculates the mark-to-market fair value using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current mark-to-market position. The mark-to-market gain or loss is placed in level 2 of the fair value hierarchy. The interest rate swap is designated as a cash flow hedge for accounting purposes and accordingly, gains and losses on changes in the fair value of the interest rate swap are included in other comprehensive earnings on the consolidated statements of operations. For the quarter and two quarters ended July 2, 2011, a $103 gain (net of income taxes of $27) and $213 gain (net of income taxes of $74) have been recorded in other comprehensive earnings due to the change in fair value for this derivative.

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into foreign forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. These forward foreign exchange contracts represent economic hedges and are not designated as hedging instruments. At July 2, 2011 the Company had open forward foreign exchange contracts with a notional value of Cdn $3,140, € 9,944 and $8,681 that resulted in an unrealized loss of $195 which is included in foreign exchange (loss) gain on the consolidated statements of operations.

(e)	Embedded foreign currency derivatives

A foreign subsidiary of the Company enters into a number of purchase and sale contracts that are subject to currency risk, which can modify the cash flows of the contract due to movements in foreign currencies. Certain of these purchase and sale contracts contain embedded foreign currency derivatives, such that the currency risk component can be separate from the purchase or sale component. The fair value of these derivatives is measured based on the forward foreign exchange rate at July 2, 2011. These embedded derivatives are placed in level 2 of the fair value hierarchy, as the inputs used in determining the fair value are derived from and corroborated by observable market data. For the quarter and two quarters ended July 2, 2011, an unrealized loss of $173 and an unrealized gain of $527 have been recorded in cost of goods sold on the consolidated statement of operations for these embedded foreign currency derivatives.

SUNOPTA INC.	33	July 2, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the two quarters ended July 2, 2011 and July 3, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

14.	Derivative financial instruments and fair value measurement, continued

At July 2, 2011, the notional amounts of open purchase and sale contracts containing embedded derivatives were as follows:

$
Open purchase contracts	25,875
Open sale contracts	5,737

15.	Comparative balances

The Company has reclassified comparative balances on the consolidated statement of operations for the quarter and two quarters ended July 3, 2010 to conform to the current quarter’s presentation. The comparative balance for cost of goods sold has been increased by $1,122 and $2,192 for the quarter and two quarters ended July 3, 2010, reflecting the amount of warehousing and distribution (“W&D”) expenses that were previously disclosed on a separate line item in the consolidated statement of operations. Total W&D costs for the quarter and two quarters ended July 2, 2011 was $1,171 and $2,286, respectively. The comparative reclassification did not have an impact on earnings, net assets, shareholder’s equity or cash and cash equivalents.

16.	Subsequent events

(a)	Amended banking facility

On July 4, 2011, a wholly-owned subsidiary of the Company amended its existing banking agreement to increase the availability by €11,000 (U.S. - $15,951) to fund operations. Interest on amounts borrowed under the amended agreement continues to accrue on similar terms. Amounts borrowed are secured through a letter of credit drawn on the Company’s U.S. line of credit facility (note 7(b)). Subsequent to quarter-end, €3,000 (U.S. - $4,350) was drawn on the amended facility to repay amounts owed to former shareholders (note 8(e)).

In addition, the wholly-owned subsidiary arranged for a €30,000 (U.S. - $43,503) temporary line of credit facility with its existing bank (note 7(d)) to provide security for commodity quota bids. Interest on amounts borrowed under the temporary facility accrues on terms similar to existing borrowings. The temporary facility expires in August 2011 and is not renewable.

(b)	Mascoma subordinated note

On August 3, 2011, the Company purchased a $500 convertible subordinated note issued by Mascoma. The notes earn 8% interest over a five year period, and are convertible into common shares of Mascoma upon an initial public offering, or qualified external financing received by Mascoma.

(c)	Acquisition of Lorton’s

On August 5, 2011, the Company completed the acquisition of the assets and business of Lorton’s Fresh Squeezed Juices, Inc. (“Lorton’s”). At closing, the Company paid $2,500 in cash. Additional consideration may become payable based on the company’s achievement of pre-determined earnings targets over a three-year period, as described in the asset purchase agreement. The acquisition is subject to customary post-closing adjustments, which are expected to be completed within 12 months. Lorton’s is a vertically integrated producer of a variety of citrus-based products in both industrial and packaged formats.

SUNOPTA INC.	34	July 2, 2011 10-Q

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

All financial numbers presented in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are expressed in thousands of U.S. dollars, unless otherwise noted.

Significant Developments During the Quarter Ended July 2, 2011

On August 5, 2011, we completed the acquisition of the assets and business of Lorton’s Fresh Squeezed Juices, Inc. (“Lorton’s”) for cash consideration of $2,500, plus an earnout based on pre-determined earnings targets over a four-year period. Lorton’s is a vertically integrated producer of a variety of citrus based products in both industrial and packaged formats. This acquisition expands our vertically integrated operations into the extracting, processing and packaging of citrus-based ingredients through consumer packaged products, and provides increased capacity for future growth and expansion.

On June 10, 2011 we announced the notification by Eric Davis that he would resign as the Company's Vice President and Chief Financial Officer, effective June 30, 2011, to pursue other opportunities. The Company is conducting a search for a new Chief Financial Officer, which will include a review of both internal and external candidates. Steve Bromley, the Company's President and Chief Executive Officer, will serve as the Company's principal financial officer until the search is completed. Mr. Bromley will not receive any additional compensation for performing these functions. Mr. Bromley joined the Company in June 2001 and has served in a number of key operating and financial roles since that time, including Chief Financial Officer.

On May 31, 2011 we completed the sale of frozen fruit processing equipment located in Salinas, California to Cal Pacific Specialty Foods, LLC ("Cal Pacific") for proceeds of $1,773 which was paid in cash on closing. These assets were previously leased to Cal Pacific. Cal Pacific will continue to supply IQF strawberries and other products to SunOpta under an existing long-term supply agreement.

On April 29, 2011, we completed the sale of frozen fruit processing assets in Rosarito and Irapuato, Mexico to Fruvemex Mexicali, S.A. de C.V. (“Fruvemex”) for proceeds of $3,150. Prior to closing we received a deposit for $750 of the proceeds in cash. The remaining proceeds are scheduled to be received in a series of instalments over a twelve month period. As part of this transaction we also entered into a strategic raw material supply agreement with Fruvemex and a long term market value lease for the use of the facilities in Irapuato. Subsequently, on June 30, 2011, we completed the sale of land and buildings in Irapuato, Mexico to parties related to Fruvemex for $2,500. Upon closing, we received $250 of the proceeds in cash. The remaining proceeds are scheduled to be received in a series of instalments over a twelve month period. The sale of the land and buildings was the final step in the sale of our Mexican frozen fruit assets. The divestiture of our Mexican frozen fruit assets is expected to simplify our frozen foods business model and improve profitability by increasing focus on our value-added operations and core areas of expertise, while also expanding our strategic supply relationships.

SUNOPTA INC.	35	July 2, 2011 10-Q

Operations for the quarter ended July 2, 2011 compared to the quarter ended July 3, 2010

Consolidated

	July 2, 2011	July 3, 2010	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	265,970	212,744	53,226	25.0%
Opta Minerals	24,787	21,141	3,646	17.2%

Total Revenue	290,757	233,885	56,872	24.3%

Gross Profit
SunOpta Foods	28,244	31,554	(3,310)	-10.5%
Opta Minerals	5,458	5,389	69	1.3%

Total Gross Profit	33,702	36,943	(3,241)	-8.8%

Operating Income
SunOpta Foods	7,857	12,824	(4,967)	-38.7%
Opta Minerals	2,159	1,719	440	25.6%
Corporate Services	(1,980)	(2,649)	669	25.3%

Total Operating Income	8,036	11,894	(3,858)	-32.4%

Other (income) expense , net	(3,189)	1,044	(4,233)	-405.5%
Interest expense, net	2,520	2,567	(47)	-1.8%
Provision for income taxes	3,672	1,854	1,818	98.1%
Earnings from continuing operations	5,033	6,429	(1,396)	-21.7%

Earnings attributable to non-controlling interests	632	186	446	239.8%
Earnings from discontinued operations, net of taxes	-	414	(414)	n/m
Gain on sale of discontinued operations, net of taxes	-	13,809	(13,809)	n/m

Earnings attributable to SunOpta Inc.	4,401	20,466	(16,065)	-78.5%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”)

Revenues for the quarter ended July 2, 2011 increased by 24.3% to $290,757 from $233,885 for the quarter ended July 3, 2010. Revenues in SunOpta Foods increased by 25.0% to $265,970 and revenues in Opta Minerals increased by 17.2% to $24,787. Excluding the impact of acquisitions made late in 2010, revenues increased 13.2% in the second quarter of 2011 compared to the second quarter of 2010. The acquisition of Dahlgren & Company, Inc. and Edner of Nevada, Inc. added incremental acquisition revenues of $22,945 and $2,943, respectively. The underlying base growth rate for the business was approximately 9.4% after accounting for changes including movements in foreign exchange and commodity prices. The increase in revenue was due primarily to the changes in sales volume and pricing described below in “Segmented Operations Information”.

SUNOPTA INC.	36	July 2, 2011 10-Q

Gross profit decreased $3,241, or 8.8% for the quarter ended July 2, 2011 to $33,702 from $36,943 for the quarter ended July 3, 2010. As a percentage of revenues, gross profit for the quarter ended July 2, 2011 was 11.6% compared to 15.8% for the quarter ended July 3, 2010, a decrease of 4.2% . Gross profit was negatively impacted by decreased demand and unfavourable commodity prices in our sunflower operations, due mainly to competition in the international marketplace. Additionally, volume declines at our frozen foods operation, our fiber and fruit ingredients operations, and at our natural health products operation all contributed to the decline in gross margin versus the same period in 2010. Partially offsetting these, we realized increased gross margin from a combination of higher volumes and improved efficiencies at our aseptic, healthy snacks, consumer products and international trading operations. The acquisition of Dahlgren on November 8, 2010 added an incremental $1,658 to gross margin. The decrease in gross margin was also due to a higher overall cost of goods sold, as a percentage of revenues, as a result of the variances described below under “Segmented Operations Information”.

Selling, General and Administrative costs (“SG&A”), including intangible asset amortization, increased $355 to $25,723 for the quarter ended July 2, 2011 compared to $25,368 for the quarter ended July 3, 2010. The stronger Canadian dollar and Euro relative to the U.S. dollar led to a $942 increase in SG&A on foreign denominated costs compared to the second quarter of 2010. The remaining $587 decrease in SG&A is attributable to lower professional fees, lower marketing costs in support of our branded natural health products, and lower overall compensation costs, offset by incremental SG&A added from the acquisitions of Dahlgren and Edner in the fourth quarter of 2010. As a percentage of revenues, SG&A and intangible asset amortization costs were 8.8% for the quarter ended July 2, 2011 compared to 10.8% for the quarter ended July 3, 2010.

Foreign exchange gains were $57 for the quarter ended July 2, 2011 as compared to gains of $319 for the quarter ended July 3, 2010. The decrease is primarily due to less favourable exchange rate movements for the Canadian dollar and the Euro relative to the U.S. dollar.

Operating income for the quarter ended July 2, 2011 decreased by $3,858 or 32.4% to $8,036 compared to operating income of $11,894 for the quarter ended July 3, 2010 due to the factors noted above. As a percentage of revenue, operating income was 2.8% for the quarter ended July 2, 2011, compared to 5.1% for the quarter ended July 3, 2010. Further details on revenue, gross margins and operating income variances are provided below under “Segmented Operations Information”.

Other income for the quarter ended July 2, 2011 of $3,189 includes the gains recognized on the sales of our frozen foods assets located in Mexico, as well as a gain recognized on the settlement of a lawsuit. Other expense for the quarter ended July 3, 2010 of $1,044 reflects costs associated with the closing and consolidation of manufacturing facilities in our healthy snacks operation, and severance costs at our natural health products operation.

Interest expense for the quarter ended July 2, 2011 was $2,520 compared to $2,567 for the quarter ended July 3, 2010, a $47 decrease. Borrowing costs were lower for the quarter ended July 2, 2011 due to a lower base interest rate on funds borrowed against our syndicated bank facilities and a reduction in amortization of non-cash deferred financing fees, partially offset by higher borrowing levels on our credit lines.

Income tax provision for the quarter ended July 2, 2011 was $3,672 compared to $1,854 for the quarter ended July 3, 2010, due to the quarterly effect of a number of timing differences and realization of tax benefits, plus increased consolidated earnings before tax. The annual effective income tax rate for 2011 is expected to be between 35% and 37%.

Earnings from continuing operations for the quarter ended July 2, 2011 were $5,033 as compared to $6,429 for the quarter ended July 3, 2010, a $1,396 decrease. Basic and diluted earnings per share from continuing operations was $0.07 and $0.07, respectively, for the quarter ended July 2, 2011 compared to $0.09 and $0.09, respectively, for the quarter ended July 3, 2010.

Earnings attributable to non-controlling interest for the quarter ended July 2, 2011 were $632 compared to earnings of $186 for the quarter ended July 3, 2010. The $446 increase is due to higher net earnings in our less than wholly-owned subsidiaries compared to the second quarter of 2010.

Earnings from discontinued operations, net of taxes of $414 for the quarter ended July 3, 2010 reflect the results of operations of the Canadian Food Distribution business and SunOpta BioProcess Inc., which were both divested in 2010.

Gain on the sale of discontinued operations, net of taxes of $13,809 for the quarter ended July 3, 2010, represents the gain realized on the sale of the Canadian Food Distribution business, which was sold on June 11, 2010.

On a consolidated basis, earnings and basic and diluted earnings per share were $4,401, $0.07 and $0.07, respectively, for the quarter ended July 2, 2011, compared to $20,466, $0.31 and $0.31, respectively, for the quarter ended July 3, 2010.

SUNOPTA INC.	37	July 2, 2011 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Foods
For the quarter ended	July 2, 2011	July 3, 2010	Change	% Change

Revenue	265,970	212,744	53,226	25.0%
Gross Margin	28,244	31,554	(3,310)	-10.5%
Gross Margin %	10.6%	14.8%		-4.2%

Operating Income	7,857	12,824	(4,967)	-38.7%
Operating Income %	3.0%	6.0%		-3.0%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”)

SunOpta Foods contributed $265,970 or 91.5% of consolidated revenue for the quarter ended July 2, 2011 compared to $212,744 or 91.0% of consolidated revenues for the quarter ended July 3, 2010, an increase of $53,226. Excluding the impact of acquisitions made late in 2010, revenues in SunOpta Foods increased 12.9% in the second quarter of 2011 compared to the second quarter of 2010. The acquisition of Dahlgren and Edner added incremental revenues of $22,945 and $2,943, respectively. The underlying base growth rate for the business was approximately 8.6% after accounting for changes including movements in foreign exchange and commodity prices. The table below explains the increase in revenue by group for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenue for the quarter ended July 3, 2010	$212,744
Increase in the Grains and Foods Group	33,224
Decrease in the Ingredients Group	(3,724)
Increase in the Fruit Group	2,146
Increase in the International Foods Group	21,580
Revenue for the quarter ended July 2, 2011	$265,970

Gross margin in SunOpta Foods decreased by $3,310 for the quarter ended July 2, 2011 to $28,244, or 10.6% of revenues, compared to $31,554, or 14.8% of revenues for the quarter ended July 3, 2010. The table below explains the decrease in gross margin by group:

SunOpta Foods Gross Margin Changes
Gross Margin for the quarter ended July 3, 2010	$31,554
Decrease in the Grains and Foods Group	(1,391)
Decrease in the Ingredients Group	(2,278)
Decrease in the Fruit Group	(1,998)
Increase in the International Foods Group	2,357
Gross Margin for the quarter ended July 2, 2011	$28,244

SUNOPTA INC.	38	July 2, 2011 10-Q

Operating income in SunOpta Foods decreased by $4,967 for the quarter ended July 2, 2011 to $7,857 or 3.0% of revenues, compared to $12,824 or 6.0% of revenues for the quarter ended July 3, 2010. The table below explains the decrease in operating income:

SunOpta Foods Operating Income Changes
Operating Income for the quarter ended July 3, 2010	$12,824
Decrease in gross margin, as noted above	($3,310)
Decrease in foreign exchange gains	(670)
Increase in SG&A costs	(987)
Operating Income for the quarter ended July 2, 2011	$7,857

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains and Foods Group
For the quarter ended	July 2, 2011	July 3, 2010	Change	% Change

Revenue	125,312	92,088	33,224	36.1%
Gross Margin	10,868	12,259	(1,391)	-11.3%
Gross Margin %	8.7%	13.3%		-4.6%

Operating Income	4,654	7,188	(2,534)	-35.3%
Operating Income %	3.7%	7.8%		-4.1%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”)

The Grains and Foods Group contributed $125,312 in revenues for the quarter ended July 2, 2011, compared to $92,088 for the quarter ended July 3, 2010, a $33,224 or 36.1% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenue for the quarter ended July 3, 2010	$92,088
Incremental revenue from the acquisition of Dahlgren on November 8, 2010	22,945
Increase in price for commodity soy and corn as well as organic grains and grain-based food ingredients	7,880
Higher volumes of organic grain and grain-based food ingredients, as well as higher volumes of corn	5,950
New customer contracts for aseptically packaged soymilk and alternative beverages	2,092
Lower volume and price for in-shell sunflower products, and lower price for sunflower kernel, offset by increased volume in the bakery kernel market	(4,997)
Lower volumes at our roasted grains operation	(646)
Revenue for the quarter ended July 2, 2011	$125,312

Gross margin in the Grains and Foods Group decreased by $1,391 to $10,868 for the quarter ended July 2, 2011 compared to $12,259 for the quarter ended July 3, 2010, and the gross margin percentage decreased by 4.6% to 8.7% . The decrease in gross margin as a percentage of revenue is primarily due to unfavourable pricing in the sunflower market caused by increasing commodity costs and a large, low-cost supply from South America, as well as increased raw material costs and inefficiencies in specialty oils production, offset by improved efficiencies at our aseptic processing and packaging facilities due in part to increased volumes. The table below explains the decrease in gross margin:

SUNOPTA INC.	39	July 2, 2011 10-Q

Grains and Foods Group Gross Margin Changes
Gross Margin for the quarter ended July 3, 2010	$12,259
Incremental gross margin added by the acquisition of Dahlgren on November 8, 2010	1,658
Improvements at our joint venture vegetable oil refinery operation due to increased volumes and improved throughput	229
Increased volumes of soymilk, alternative beverages and broth products as well as improved plant efficiencies	216
Decreased demand for in-shell sunflower products, and pricing pressure for in-shell and bakery kernel products in international markets, combined with decreased plant efficiencies	(2,854)
Increased raw material and crushing costs for specialty oils and lower volume of milled corn, partially offset by higher margins on soy and corn and increased volumes of grain- based food ingredients	(640)
Gross Margin for the quarter ended July 2, 2011	$10,868

Operating income in the Grains and Foods Group decreased by $2,534 or 35.3% to $4,654 for the quarter ended July 2, 2011, compared to $7,188 for the quarter ended July 3, 2010. The table below explains the decrease in operating income:

Grains and Foods Group Operating Income Changes
Operating Income for the quarter ended July 3, 2010	$7,188
Decrease in gross margin, as explained above	(1,391)
Incremental SG&A from the acquisition of Dahlgren on November 8, 2010	(741)
Increased professional and consulting fees due mainly to the dispute with Colorado Mills LLC	(534)
Increase in corporate cost allocations	(482)
Lower compensation costs, bad debt expense and other SG&A expenses, partially offset by higher utilities and insurance	436
Lower foreign exchange losses	178
Operating Income for the quarter ended July 2, 2011	$4,654

Looking forward, we believe the Grains and Foods business is well positioned in growing natural and organic food categories. We expect our aseptic packaging expansion on the West Coast to continue to enhance our capacity to manufacture aseptic soy and alternate beverages. We also intend to focus our efforts on growing our sunflower and IP grains business, expanding revenues from organic ingredients and continuing to focus on value-added ingredient and packaged product offerings. We believe the acquisition of Dahlgren & Company, Inc. positions us as a global leader in the confection sunflower business with solid growth potential. We intend to pursue internal growth and acquisition opportunities that are aligned with the Group’s core business model. Additionally, the international expansion of our soy base sales via strategic relationships for procurement of product is expected to drive incremental sales volume. Our long-term target for this group is to achieve a segment operating margin of 6% to 8% which assumes we are able to secure consistent quantity and quality grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, volume decreases or loss of customers, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements,” could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	40	July 2, 2011 10-Q

Ingredients Group
For the quarter ended	July 2, 2011	July 3, 2010	Change	% Change

Revenue	13,924	17,648	(3,724)	-21.1%
Gross Margin	2,724	5,002	(2,278)	-45.5%
Gross Margin %	19.6%	28.3%		-8.7%

Operating Income	899	3,006	(2,107)	-70.1%
Operating Income %	6.5%	17.0%		-10.5%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”)

The Ingredients Group contributed $13,924 in revenues for the quarter ended July 2, 2011, compared to $17,648 for the quarter ended July 3, 2010, a $3,724 or 21.1% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes
Revenue for the quarter ended July 3, 2010	$17,648
Lower customer demand for oat and soy fiber, primarily due to loss of a significant customer in the first quarter of 2011	(2,698)
Lower demand for blended food ingredients, particularly for dairy blends, partially offset by improved pricing	(632)
Lower volumes in contract manufacturing, partially offset by higher pricing	(515)
Higher oat and wheat bran volumes and prices	121
Revenue for the quarter ended July 2, 2011	$13,924

Gross margin in the Ingredients Group decreased by $2,278 to $2,724 for the quarter ended July 2, 2011 compared to $5,002 for the quarter ended July 3, 2010, and the gross margin percentage decreased by 8.7% to 19.6% . Lower customer demand for fiber, due mainly to the loss of a significant customer in the first quarter of 2011, and lower production efficiencies due to the decline in volume led to the decrease in gross margin and rates compared to the second quarter of 2010. The table below explains the decrease in gross margin:

Ingredients Group Gross Margin Changes
Gross Margin for the quarter ended July 3, 2010	$5,002
Lower customer demand for oat and soy fiber products, combined with plant inefficiencies due to lower production volumes, and increased raw material and input costs	(2,088)
Costs associated with the idling of a manufacturing facility in the first quarter of 2011	(267)
Lower contribution from dairy blends, and lower plant efficiencies	(184)
Improved pricing and product mix in contract manufacturing, higher demand for oat and wheat brans, and improved pricing on starches	261
Gross Margin for the quarter ended July 2, 2011	$2,724

SUNOPTA INC.	41	July 2, 2011 10-Q

Operating income in the Ingredients Group decreased by $2,107, or 70.1%, to $899 for the quarter ended July 2, 2011, compared to $3,006 for the quarter ended July 3, 2010. The table below explains the decrease in operating income:

Ingredients Group Operating Income Changes
Operating Income for the quarter ended July 3, 2010	$3,006
Decrease in gross margin, as explained above	(2,278)
Increased spending on travel and meals, research and product development, and general office costs, partially offset by decreased professional fees	(44)
Decrease in compensation costs	215
Operating Income for the quarter ended July 2, 2011	$899

Looking forward, we intend to continue to concentrate on growing the Ingredients Group’s fiber portfolio and customer base through product and process innovation and diversification of both soluble and insoluble fiber applications. Replacing volume cost early in 2011 as a result of a significant customer changing to an alternative fiber product is a significant focus of the Group. We will also focus on maintaining the continuous improvement culture of this group to further increase capacity utilization, reduce costs, and sustain margins. Our long-term target for the Ingredients Group is to maintain segment operating margins of 12% to 15%. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs, loss of key customers, an inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions, along with the other factors described above under “Forward- Looking Statements,” could adversely impact our ability to meet these forward-looking expectations.

Fruit Group
For the quarter ended	July 2, 2011	July 3, 2010	Change	% Change

Revenue	41,677	39,531	2,146	5.4%
Gross Margin	3,386	5,384	(1,998)	-37.1%
Gross Margin %	8.1%	13.6%		-5.5%

Operating Income	(217)	1,404	(1,621)	-115.5%
Operating Income %	-0.5%	3.6%		-4.1%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”)

The Fruit Group contributed $41,677 in revenues for the quarter ended July 2, 2011, compared to $39,531 for the quarter ended July 3, 2010, a $2,146 or 5.4% increase. The table below explains the increase in revenue:

Fruit Group Revenue Changes
Revenue for the quarter ended July 3, 2010	$39,531
Higher volume as a result of new customers, increased demand and improved sales efforts in our Healthy Snacks operations, partially offset by reduced pricing to drive volume gains	3,890
Incremental revenue from the acquisition of Edner on December 14, 2010	2,943
Lower volume of industrial fruit ingredients due primarily to decreased demand and the loss of a significant customer	(3,756)
Lower volumes of retail, industrial and food service products in our Frozen Foods operations	(931)
Revenue for the quarter ended July 2, 2011	$41,677

SUNOPTA INC.	42	July 2, 2011 10-Q

Gross margins in the Fruit Group decreased by $1,998 to $3,386 for the quarter ended July 2, 2011 compared to $5,384 for the quarter ended July 3, 2010, and the gross margin percentage decreased by 5.5% to 8.1% . The decrease in gross margin as a percentage of revenue is due to rationalization of older inventory and increased reserves in our Frozen Foods operations, offset by lower storage costs and improved efficiencies in our Healthy Snacks operations. The table below explains the decrease in gross margin:

Fruit Group Gross Margin Changes
Gross Margin for the quarter ended July 3, 2010	$5,384
Lower volumes, reduced plant efficiencies, and increased inventory rationalization costs, partially offset by lower storage, freight, and brokerage costs in our Frozen Foods operation	(2,316)
Reduced volumes at our Fruit Ingredient operations, offset by process improvements and manufacturing efficiencies	(954)
Higher contribution due to increased volumes and manufacturing efficiencies realized in our Healthy Snacks operations	1,272
Gross Margin for the quarter ended July 2, 2011	$3,386

Operating income in the Fruit Group decreased by $1,621, or 115.5%, to a loss of $217 for the quarter ended July 2, 2011, compared to $1,404 for the quarter ended July 3, 2010. The table below explains the decrease in operating income:

Fruit Group Operating Income Changes
Operating Income for the quarter ended July 3, 2010	$1,404
Decrease in gross margin, as explained above	(1,998)
Incremental SG&A expenses from acquisition of Edner on December 14, 2010	(238)
Lower compensation costs due to staff reductions in our Frozen Foods operations	304
Decrease in professional fees, marketing and other general office expenses	162
Reduced consulting and product development costs in our Fruit Ingredients operations	149
Operating Loss for the quarter ended July 2, 2011	($217)

Looking forward, we expect improvement in margins and operating income in the Fruit Group through the growth of our fruit ingredients and healthy snacks operations, and from continued efforts to streamline the frozen foods division. We believe the decision to sell our Mexican frozen fruit assets and to enter into a strategic raw material supply agreement to service our growing mix of value added retail offerings will help enhance the margins of the group. We remain customer focused and continue to explore new ways to bring value added product offerings and processes to market, such as the Garden Green Garbanzo™. We also intend to continue to explore opportunities to improve operating efficiencies. A new aseptic packaging line in our fruit ingredient division is expected to increase capacity and drive incremental volumes and cost savings when completed during the third quarter of 2011. The acquisition of Edner of Nevada, Inc. significantly enhances the Group’s snack operations and is expected to provide a platform for future growth. Long term we are targeting 6% to 8% operating margins from the Fruit Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements,” could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	43	July 2, 2011 10-Q

International Foods Group
For the quarter ended	July 2, 2011	July 3, 2010	Change	% Change

Revenue	85,057	63,477	21,580	34.0%
Gross Margin	11,266	8,909	2,357	26.5%
Gross Margin %	13.2%	14.0%		-0.8%

Operating Income	2,521	1,226	1,295	105.6%
Operating Income %	3.0%	1.9%		1.1%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”)

The International Foods Group contributed $85,057 in revenues for the quarter ended July 2, 2011, compared to $63,477 for the quarter ended July 3, 2010, a $21,580 or a 34.0% increase. The table below explains the increase in revenue:

International Foods Group Revenue Changes
Revenue for the quarter ended July 3, 2010	$63,477
Higher customer demand for natural and organic commodities including fruits and vegetables, sweeteners, sesame, nuts and dried fruit and coffee beans, partially offset by a lower volume of cocoa products	10,412
Favourable impact on revenues due to the stronger Canadian dollar and stronger Euro relative to the U.S. dollar	7,360
Increased volume of consumer packaged products including low-calorie lemonade, electrolyte water and orange juice	3,563
Increased pricing for organic commodities including sweeteners, coffee beans, cocoa, nuts and dried fruit and orange juice	2,202
Increased revenue reported by our brokerage operation due mainly to a change in business that led to reporting certain revenue on a gross basis, rather than on a net basis	1,254
Decline in volume of both branded and distributed natural health products due to increased competition in the Canadian market and lower demand for health and beauty aids and health food products	(3,211)
Revenue for the quarter ended July 2, 2011	$85,057

Gross margins in the International Foods Group increased by $2,357 to $11,266 for the quarter ended July 2, 2011 compared to $8,909 for the quarter ended July 3, 2010, and the gross margin percentage decreased by 0.8% to 13.2% . The decrease in margin rate was due primarily to a shift in sales mix in our natural health products operation away from higher margin branded products to lower margin distributed products, in addition to increased warehousing and distribution costs. The table below explains the increase in gross margin:

SUNOPTA INC.	44	July 2, 2011 10-Q

International Foods Group Gross Margin Changes
Gross Margin for the quarter ended July 3, 2010	$8,909
Higher volumes of natural and organic commodities such as processed fruits and vegetables, sweeteners, nuts and dried fruit and coffee beans combined with higher pricing	2,353
Favourable impact on margin due to the stronger Canadian dollar and stronger Euro relative to the U.S. dollar	965
Impact of increased volume of consumer packaged products	519
Lower volumes of both branded and distributed natural health products, and higher warehousing and distribution costs	(1,399)
Impact of lower brokerage volumes and commissions	(81)
Gross Margin for the quarter ended July 2, 2011	$11,266

Operating income in the International Foods Group increased by $1,295, or 105.6%, to $2,521 for the quarter ended July 2, 2011, compared to $1,226 for the quarter ended July 3, 2010. The table below explains the increase in operating income:

International Foods Group Operating Income Changes
Operating Income for the quarter ended July 3, 2010	$1,226
Increase in gross margin, as noted above	2,357
Lower marketing and advertising costs related primarily to the branding initiative in our Natural Health Products operation	412
Decrease in SG&A due to the closure of the brokerage office located in Chicago, Illinois	325
Decrease in bad debt expense, office supplies, travel and meal costs and other SG&A	277
Decrease in professional fees	195
Increase in foreign exchange losses	(1,012)
Unfavourable impact of a stronger Canadian dollar and Euro, relative to the U.S. dollar, on foreign denominated SG&A	(714)
Higher compensation expense due primarily to our European operations, partially offset by our Food Solutions operation	(545)
Operating Income for the quarter ended July 2, 2011	$2,521

Looking forward, the International Foods Group is focused on leveraging its sourcing, supply and distribution expertise to grow its portfolio of organic ingredients as well as to expand its range of consumer and natural health product offerings. The Company intends to expand its operating platform into the processing and manufacturing of products in order to enhance value to our customer base. Long-term group operating margins are targeted at 5% to 6% of revenues, which is expected to be achieved through a combination of sourcing, pricing and product development strategies. We also intend to strive to foster an environment of continuous improvement to help forward and backward integrate where opportunities exist, expand our processing expertise and increase our value-added capabilities. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavourable fluctuations in foreign exchange, reduced demand for natural and organic ingredients and delayed synergies as well as our inability to realize our particular strategic expansion goals, along with the other factors described above under “Forward-Looking Statements,” could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	45	July 2, 2011 10-Q

Opta Minerals
For the quarter ended	July 2, 2011	July 3, 2010	Change	% Change

Revenue	24,787	21,141	3,646	17.2%
Gross Margin	5,458	5,389	69	1.3%
Gross Margin %	22.0%	25.5%		-3.5%

Operating Income	2,159	1,719	440	25.6%
Operating Income %	8.7%	8.1%		0.6%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”)

Opta Minerals contributed $24,787 in revenues for the quarter ended July 2, 2011, compared to $21,141 for the quarter ended July 3, 2010, a $3,646 or a 17.2% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenue for the quarter ended July 3, 2010	$21,141
Increased volume of mill and foundry products as a result of global increase in demand for steel	3,571
Increased volumes of abrasive products and other industrial mineral product and services	75
Revenue for the quarter ended July 2, 2011	$24,787

Gross margin for Opta Minerals increased by $69 to $5,458 for the quarter ended July 2, 2011 compared to $5,389 for the quarter ended July 3, 2010, and the gross margin percentage decreased by 3.5% to 22.0% . The decrease in gross margin as a percentage of revenue was due primarily to product mix and increased raw material and plant costs due to safety-related repairs and maintenance and higher labour costs. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the quarter ended July 3, 2010	$5,389
Increased contribution from mill and foundry products servicing the steel industry due to higher demand, partially offset by higher labour costs due to the increased volume	349
Impact of increased raw material and plant costs, including safety-related repairs and maintenance on abrasive products	(280)
Gross Margin for the quarter ended July 2, 2011	$5,458

Operating income for Opta Minerals increased by $440, or 25.6%, to $2,159 for the quarter ended July 2, 2011, compared to $1,719 for the quarter ended July 3, 2010. The table below explains the increase in operating income:

Opta Minerals Operating Income Changes
Operating Income for the quarter ended July 3, 2010	$1,719
Increase in gross margin, as explained above	69
Increase in foreign exchange gains	521
Increase in compensation and bonus	(86)
Increase in professional fees, depreciation and other general office costs, offset by a decrease in bad debt expense	(64)
Operating Income for the quarter ended July 2, 2011	$2,159

SUNOPTA INC.	46	July 2, 2011 10-Q

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

Corporate Services
For the quarter ended	July 2, 2011	July 3, 2010	Change	% Change

Operating Loss	(1,980)	(2,649)	669	25.3%

Operating loss is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”

Operating loss at SunOpta Corporate Services decreased by $669 to $1,980 for the quarter ended July 2, 2011, from losses of ($2,649) for the quarter ended July 3, 2010. The table below explains the decrease in operating loss:

Corporate Services Operating Income Changes
Operating Loss for the quarter ended July 3, 2010	($2,649)
Increase in corporate management fees that are allocated to SunOpta operating groups	788
Decreased compensation costs due mainly to lower stock-based compensation, a decrease in retirement allowances and lower workers compensation expense	179
Lower depreciation expense due to certain corporate assets reaching the end of their estimated useful lives	138
Increase in SG&A costs due to the strengthened Canadian Dollar causing Canadian borne expenses to be more costly when translated into U.S. Dollars	(228)
Decrease in foreign exchange gains	(118)
Increased professional fees primarily due to increased tax and IT consulting, offset by lower utilities, bank charges and other general office costs	(90)
Operating Loss for the quarter ended July 2, 2011	($1,980)

Management fees mainly consist of salaries of corporate personnel who perform back office functions for divisions, as well as costs related to the enterprise resource management system used within several of the divisions. These expenses are allocated to the groups based on (1) specific identification of allocable costs that represent a service provided to each division and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each division. As a result of the sale of the Canadian Food Distribution business and SunOpta BioProcess, a portion of the corporate management fees previously charged to these groups was reallocated as an expense of the Corporate Services operating segment. The operating loss for Corporate Services for the quarter ended July 3, 2010 has been adjusted to reflect this change.

SUNOPTA INC.	47	July 2, 2011 10-Q

Operations for the two quarters ended July 2, 2011 compared to the quarter ended July 3, 2010

Consolidated

	July 2, 2011	July 3, 2010	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	505,287	411,562	93,725	22.8%
Opta Minerals	46,393	39,072	7,321	18.7%

Total Revenue	551,680	450,634	101,046	22.4%

Gross Profit
SunOpta Foods	58,648	62,436	(3,788)	-6.1%
Opta Minerals	10,609	9,983	626	6.3%

Total Gross Profit	69,257	72,419	(3,162)	-4.4%

Operating Income
SunOpta Foods	18,320	24,215	(5,895)	-24.3%
Opta Minerals	4,610	3,432	1,178	34.3%
Corporate Services	(3,866)	(6,131)	2,265	36.9%

Total Operating Income	19,064	21,516	(2,452)	-11.4%

Other (income) expense, net	(2,827)	1,359	(4,186)	-308.0%
Interest expense, net	4,504	5,589	(1,085)	-19.4%
Provision for income taxes	6,681	3,930	2,751	70.0%
Earnings from continuing operations	10,706	10,638	68	0.6%

Earnings attributable to non-controlling interests	1,224	214	1,010	n/m
Earnings from discontinued operations, net of taxes	-	846	(846)	n/m
Gain on sale of discontinued operations, net of taxes	-	13,809	(13,809)	n/m

Earnings attributable to SunOpta Inc.	9,482	25,079	(15,597)	-62.2%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”)

Revenues for the two quarters ended July 2, 2011 increased by 22.4% to $551,680 from $450,634 for the two quarters ended July 3, 2010. Revenues in SunOpta Foods increased by 22.8% to $505,287 and revenues in Opta Minerals increased by 18.7% to $46,393. Excluding the impact of acquisitions made late in 2010, revenues increased 11.6% in the first half of 2011. The acquisition of Dahlgren & Company, Inc. and Edner of Nevada, Inc. added incremental acquisition revenues of $43,373 and $5,584, respectively. The underlying base growth rate for the business was approximately 7.5% after accounting for changes including movements in foreign exchange and commodity prices. The increase in revenue was due primarily to the changes in sales volume and pricing described below in “Segmented Operations Information”.

SUNOPTA INC.	48	July 2, 2011 10-Q

Gross profit decreased $3,162, or 4.4%, for the two quarters ended July 2, 2011 to $69,257 from $72,419 for the two quarters ended July 3, 2010. As a percentage of revenues, gross profit for the two quarters ended July 2, 2011 was 12.6% compared to 16.1% for the two quarters ended July 3, 2010, a decrease of 3.5% . Within SunOpta Foods, gross profit was negatively impacted by decreased demand and unfavourable commodity prices in our sunflower operations, due mainly to competition in the international marketplace. Additionally, volume declines at our frozen foods operation, our fiber and fruit ingredients operations, and at our natural health products operation all contributed to the decline in gross profit compared to the same period in 2010. Partially offsetting these negative impacts on gross profit, we realized increased gross profit from a combination of higher volumes and improved efficiencies at our aseptic, healthy snacks, and international trading operations. The acquisition of Dahlgren on November 8, 2010 added an incremental $3,026 to gross profit. Also offsetting the decrease in SunOpta Foods gross profit was increased gross profit at Opta Minerals of $626 due to the continued rebound in the steel industry. The overall decrease in gross profit was due primarily to a higher overall cost of goods sold, as a percentage of revenue, as a result of the variances described below under “Segmented Operations Information”.

Selling, General and Administrative costs (“SG&A”) including intangible asset amortization decreased $2,224 to $50,115 for the two quarters ended July 2, 2011 compared to $52,339 for the two quarters ended July 3, 2010. The acquisitions of Dahlgren and Edner in the fourth quarter of 2010 added an incremental $2,077 of SG&A, and the stronger Canadian dollar and Euro relative to the U.S. dollar led to a $1,192 increase in SG&A on foreign denominated costs compared the first half of 2010. Offsetting these increases was a $2,457 decrease in corporate costs as a result of lower professional fees, stock-based compensation, depreciation and other corporate overhead costs. Additionally, SG&A costs across the operating units decreased by $3,036 due mainly to lower marketing costs in support of our branded natural health products and lower overall compensation costs due in part to headcount reductions made in 2010 at our frozen foods and natural health products operations. As a percentage of revenues, SG&A costs and intangible asset amortization costs were 9.1% for the two quarters ended July 2, 2011 compared to 11.6% for the two quarters ended July 3, 2010.

Foreign exchange losses were $78 for the two quarters ended July 2, 2011 as compared to gains of $1,436 for the two quarters ended July 3, 2010. The decrease was primarily due to unfavourable exchange rate movements for the Euro and Canadian dollar relative to the U.S. dollar.

Operating income for the two quarters ended July 2, 2011 decreased by $2,452 to $19,064 compared to operating income of $21,516 for the two quarters ended July 3, 2010 due to the factors noted above. As a percentage of revenue, operating income was 3.5% for the two quarters ended July 2, 2011, compared to 4.8% for the two quarters ended July 3, 2010. Further details on revenue, gross margins and operating income variances are provided below under “Segmented Operations Information”.

Other income for the two quarters ended July 2, 2011 of $2,827 includes the gains recognized on the sales of our frozen foods assets located in Mexico, a gain recognized on the settlement of a lawsuit and a reduction in accrued contingent consideration relating to the acquisition of Dahlgren, offset by rationalization costs associated within the Fruit Group and Corporate Services segments. Other expense for the two quarters ended July 3, 2010 of $1,359 reflects costs associated with the closing and consolidation of manufacturing facilities in our healthy snacks operation, severance costs at our natural health products operation and a non-cash write off of intangible assets in the Ingredients Group.

Interest expense for the two quarters ended July 2, 2011 was $4,504 compared to $5,589 for the two quarters ended July 3, 2010, a $1,085 decrease. Borrowing costs were lower for the two quarters ended July 2, 2011 due to lower debt levels outstanding on our real estate and machinery and equipment term loan facilities, a lower base interest rate on borrowed funds as compared to the first half of 2010, and a reduction of non-cash amortization of deferred financing fees, partially offset by higher borrowed amounts on our credit lines.

Income tax provision for the two quarters ended July 2, 2011 was $6,681, or 38.4% of earnings before taxes as compared to $3,930, or 27.0% for the two quarters ended July 3, 2010, due to higher earnings from continuing operations before income taxes in the current period and timing of the realization of tax benefits. The expected annual effective income tax rate for 2011 is between 35% and 37%.

Earnings from continuing operations for the two quarters ended July 2, 2011 were $10,706 as compared to $10,638 for the two quarters ended July 3, 2010, a $68 or 0.6% increase. Basic and diluted earnings per share from continuing operations was $0.14 and $0.14, respectively, for the two quarters ended July 2, 2011 compared to $0.16 and $0.16, respectively, for the two quarters ended July 3, 2010.

Earnings attributable to non-controlling interests for the two quarters ended July 2, 2011 were $1,224 compared to earnings of $214 for the two quarters ended July 3, 2010. The $1,010 increase is due to increased net earnings in our less than wholly-owned subsidiaries.

SUNOPTA INC.	49	July 2, 2011 10-Q

Earnings from discontinued operations, net of income taxes in the first half of 2010, reflect the results of operations from the Canadian Food Distribution business and SunOpta BioProcess Inc., which were divested on June 11, 2010 and August 31, 2010, respectively.

On a consolidated basis, earnings and basic and diluted earnings per share were $9,482, $0.14 and $0.14 respectively, for the two quarters ended July 2, 2011, compared to $25,079, $0.39 and $0.38, respectively, for the two quarters ended July 3, 2010.

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Foods
For the two quarters ended	July 2, 2011	July 3, 2010	Change	% Change

Revenue	505,287	411,562	93,725	22.8%
Gross Margin	58,648	62,436	(3,788)	-6.1%
Gross Margin %	11.6%	15.2%		-3.6%

Operating Income	18,320	24,215	(5,895)	-24.3%
Operating Income %	3.6%	5.9%		-2.3%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”)

SunOpta Foods contributed $505,287 or 91.6% of consolidated revenue for the two quarters ended July 2, 2011 compared to $411,562 or 91.3% of consolidated revenues for the two quarters ended July 3, 2010, a $93,725 increase. Excluding the impact of acquisitions made late in 2010, revenues in SunOpta Foods increased 10.9% in the first half of 2011. The acquisition of Dahlgren and Edner added incremental revenues of $43,373 and $5,584, respectively. The underlying base growth rate for the business was approximately 6.5% after accounting for changes including movements in foreign exchange and commodity prices. The table below explains the increase in revenue by group:

SunOpta Foods Revenue Changes
Revenue for the two quarters ended July 3, 2010	$411,562
Increase in the Grains and Foods Group	69,980
Decrease in the Ingredients Group	(6,123)
Decrease in the Fruit Group	(1,184)
Increase in the International Foods Group	31,052
Revenue for the two quarters ended July 2, 2011	$505,287

SUNOPTA INC.	50	July 2, 2011 10-Q

Gross margin in SunOpta Foods decreased by $3,788 for the two quarters ended July 2, 2011 to $58,648, or 11.6% of revenues, compared to $62,436, or 15.2% of revenues for the two quarters ended July 3, 2010. The table below explains the decrease in gross margin by group:

SunOpta Foods Gross Margin Changes
Gross Margin for the two quarters ended July 3, 2010	$62,436
Increase in the Grains and Foods Group	739
Decrease in the Ingredients Group	(4,745)
Decrease in the Fruit Group	(3,703)
Increase in the International Foods Group	3,921
Gross Margin for the two quarters ended July 2, 2011	$58,648

Operating income in SunOpta Foods decreased by $5,895 for the two quarters ended July 2, 2011 to $18,320 or 3.6% of revenues, compared to $24,215 or 5.9% of revenues for the two quarters ended July 3, 2010. The table below explains the decrease in operating income:

SunOpta Foods Operating Income Changes
Operating Income for the two quarters ended July 3, 2010	$24,215
Decrease in gross margin, as explained above	($3,788)
Decrease in foreign exchange gains	(1,384)
Increase in SG&A costs	(723)
Operating Income for the two quarters ended July 2, 2011	$18,320

Further details on revenue, gross margins and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains & Foods Group
For the two quarters ended	July 2, 2011	July 3, 2010	Change	% Change

Revenue	240,913	170,933	69,980	40.9%
Gross Margin	22,891	22,152	739	3.3%
Gross Margin %	9.5%	13.0%		-3.5%

Operating Income	10,361	12,204	(1,843)	-15.1%
Operating Income %	4.3%	7.1%		-2.8%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”)

The Grains and Foods Group contributed $240,913 in revenues for the two quarters ended July 2, 2011, compared to $170,933 for the two quarters ended July 3, 2010, a $69,980 or 40.9% increase. The table below explains the increase in revenue:

SUNOPTA INC.	51	July 2, 2011 10-Q

Grains and Foods Group Revenue Changes
Revenue for the two quarters ended July 3, 2010	$170,933
Incremental revenue from the acquisition of Dahlgren on November 8, 2010	43,373
Increase in price for commodity soy and corn as well as organic grains and grain-based food ingredients	17,920
Higher soymilk and alternative beverage and broth volume due to new customer contracts and continued growth from existing customers	9,422
Higher volumes of organic grain, grain-based food ingredients, and corn, partially offset by lower volumes of soy	7,624
Incremental revenue generated from our South African soy base operation	315
Lower volume and price for in-shell sunflower products, and lower price for sunflower kernel, offset by increased volume in the bakery kernel market	(7,963)
Lower volumes at our roasted grains operation	(711)
Revenue for the two quarters ended July 2, 2011	$240,913

Gross margin in the Grains and Foods Group increased by $739 to $22,891 for the two quarters ended July 2, 2011 compared to $22,152 for the two quarters ended July 3, 2010, and the gross margin percentage decreased by 3.5% to 9.5% . The decrease in gross margin as a percentage of revenue is primarily due to unfavourable pricing in the sunflower market caused by increasing commodity costs and a large, low-cost supply from South America, as well as increased raw material costs and inefficiencies in specialty oils production, offset by improved efficiencies at our aseptic processing and packaging facilities due in part to increased volumes. The table below explains the increase in gross margin:

Grains and Foods Group Gross Margin Changes
Gross Margin for the two quarters ended July 3, 2010	$22,152
Incremental gross margin from the acquisition of Dahlgren on November 8, 2010	3,026
Increased volumes of soymilk, alternative beverages and broth products as well as improved plant efficiencies	2,703
Improvements at our joint venture vegetable oil refinery due to increased volumes and improved throughput	572
Decreased demand for in-shell sunflower products, and pricing pressure for in-shell and kernel products in international markets, combined with decreased plant efficiencies	(5,426)
Increased raw material and crushing costs for specialty oils and lower volume of milled corn, partially offset by higher margins on soy and corn and increased volumes of grain- based food ingredients	(136)
Gross Margin for the two quarters ended July 2, 2011	$22,891

SUNOPTA INC.	52	July 2, 2011 10-Q

Operating income in the Grains and Foods Group decreased by $1,843, or 15.1%, to $10,361 for the two quarters ended July 2, 2011, compared to $12,204 for the two quarters ended July 3, 2010. The table below explains the decrease in operating income:

Grains and Foods Group Operating Income Changes
Operating Income for the two quarters ended July 3, 2010	$12,204
Increase in gross margin, as explained above	739
Incremental SG&A from the acquisition of Dahlgren on November 8, 2010	(1,705)
Increase in corporate cost allocations	(964)
Increased professional and consulting fees due mainly to the dispute with Colorado Mills LLC	(718)
Lower compensation costs, bad debt expense and other SG&A expenses, partially offset by higher utilities and insurance	607
Lower foreign exchange losses	198
Operating Income for the two quarters ended July 2, 2011	$10,361

Ingredients Group
For the two quarters ended	July 2, 2011	July 3, 2010	Change	% Change

Revenue	29,675	35,798	(6,123)	-17.1%
Gross Margin	6,323	11,068	(4,745)	-42.9%
Gross Margin %	21.3%	30.9%		-9.6%

Operating Income	2,794	7,218	(4,424)	-61.3%
Operating Income %	9.4%	20.2%		-10.8%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”)

The Ingredients Group contributed $29,675 in revenues for the two quarters ended July 2, 2011, compared to $35,798 for the two quarters ended July 3, 2010, a $6,123 or 17.1% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes
Revenue for the two quarters ended July 3, 2010	$35,798
Decrease in customer demand for oat and soy fiber volumes, primarily due to a loss of a significant customer in the first quarter of 2011	(4,955)
Lower customer demand for blended food ingredients, particularly for dairy blends, partially offset by higher demand for wheat brans	(977)
Lower volumes in contract manufacturing, partially offset by higher pricing	(191)
Revenue for the two quarters ended July 2, 2011	$29,675

The Ingredients Group gross margin decreased by $4,745 to $6,323 for the two quarters ended July 2, 2011 compared to $11,068 for the two quarters ended July 3, 2010, and the gross margin percentage decreased by 9.6% to 21.3% . Lower customer demand for fiber, due in part to pipeline fills in the prior year, the loss of a significant customer in the first quarter of 2011, and higher inefficiencies due to lower production volumes led to the decrease in gross margin and rates versus the first half of 2010. The table below explains the decrease in gross margin:

SUNOPTA INC.	53	July 2, 2011 10-Q

Ingredients Group Gross Margin Changes
Gross Margin for the two quarters ended July 3, 2010	$11,068
Lower customer demand for oat and soy fiber products, combined with plant inefficiencies due to the decline in production volumes, and increased raw material and input costs	(3,924)
Costs associated with idling of a manufacturing plant for the majority of 2011	(507)
Lower production volumes and plant inefficiencies for dairy blends and starch	(448)
Improved pricing and product mix in contract manufacturing, partially offset by lower production volumes and inefficiencies from scheduled down time during the first quarter of 2011	134
Gross Margin for the two quarters ended July 2, 2011	$6,323

Operating income in the Ingredients Group decreased by $4,424, or 61.3%, to $2,794 for the two quarters ended July 2, 2011, compared to $7,218 for the two quarters ended July 3, 2010. The table below explains the decrease in operating income:

Ingredients Group Operating Income Changes
Operating Income for the two quarters ended July 3, 2010	$7,218
Decrease in gross margin, as explained above	(4,745)
Increased spending on research and product development, travel and meals, and bad debt expense	(134)
Decrease in compensation costs, primarily bonus expense	455
Operating Income for the two quarters ended July 2, 2011	$2,794

Fruit Group
For the two quarters ended	July 2, 2011	July 3, 2010	Change	% Change

Revenue	78,687	79,871	(1,184)	-1.5%
Gross Margin	7,279	10,982	(3,703)	-33.7%
Gross Margin %	9.3%	13.7%		-4.4%

Operating Income	171	3,268	(3,097)	-94.8%
Operating Income %	0.2%	4.1%		-3.9%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”)

The Fruit Group contributed $78,687 in revenues for the two quarters ended July 2, 2011, compared to $79,871 for the two quarters ended July 3, 2010, a $1,184 or 1.5% decrease. The table below explains the decrease in revenue:

SUNOPTA INC.	54	July 2, 2011 10-Q

Fruit Group Revenue Changes
Revenue for the two quarters ended July 3, 2010	$79,871
Lower volume of industrial fruit ingredients due primarily to decreased demand and the loss of a significant customer	(7,509)
Lower volumes of retail, industrial and food service offerings in our Frozen Foods operations	(3,595)
Incremental revenue from the acquisition of Edner on December 14, 2010	5,584
Higher volume as a result of new customers, increased demand and improved sales efforts in our Healthy Snacks operations, partially offset by reduced pricing to drive volume gains	4,336
Revenue for the two quarters ended July 2, 2011	$78,687

Gross margin in the Fruit Group decreased by $3,703 to $7,279 for the two quarters ended July 2, 2011 compared to $10,982 for the two quarters ended July 3, 2010, and the gross margin percentage decreased by 4.4% to 9.3% . The decrease in gross margin as a percentage of revenue was due to the rationalization of older inventory and increased reserves in our Frozen Foods operations, offset by lower storage costs, and improved efficiencies in our Healthy Snacks operations. The table below explains the decrease in gross margin:

Fruit Group Gross Margin Changes
Gross Margin for the two quarters ended July 3, 2010	$10,982
Lower volumes, reduced plant efficiencies, and increased inventory rationalization costs, partially offset by lower storage, freight, and brokerage costs in our Frozen Foods operation	(3,308)
Reduced volumes at our Fruit Ingredient operations, offset by process improvements and manufacturing efficiencies	(1,961)
Higher contribution due to increased volumes and manufacturing efficiencies realized in our Healthy Snacks operations	1,566
Gross Margin for the two quarters ended July 2, 2011	$7,279

Operating income in the Fruit Group decreased by $3,097, or 94.8%, to $171 for the two quarters ended July 2, 2011, compared to $3,268 for the two quarters ended July 3, 2010. The table below explains the decrease in operating income:

Fruit Group Operating Income Changes
Operating Income for the two quarters ended July 3, 2010	$3,268
Decrease in gross margin, as explained above	(3,703)
Incremental SG&A expense from the acquisition of Edner on December 14, 2010	(372)
Lower compensation costs due to staff reductions in our Frozen Foods operations	400
Reduced consulting and product development costs in our Fruit Ingredients operations	372
Decrease in professional fees, marketing and other general office expenses	206
Operating Income for the two quarters ended July 2, 2011	$171

SUNOPTA INC.	55	July 2, 2011 10-Q

International Foods Group
For the two quarters ended	July 2, 2011	July 3, 2010	Change	% Change

Revenue	156,012	124,960	31,052	24.8%
Gross Margin	22,155	18,234	3,921	21.5%
Gross Margin %	14.2%	14.6%		-0.4%

Operating Income	4,994	1,525	3,469	227.5%
Operating Income %	3.2%	1.2%		2.0%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”)

The International Foods Group contributed $156,012 in revenues for the two quarters ended July 2, 2011, compared to $124,960 for the two quarters ended July 3, 2010, a $31,052 or 24.8% increase. The table below explains the increase in revenue:

International Foods Group Revenue Changes
Revenue for the two quarters ended July 3, 2010	$124,960
Higher customer demand for natural and organic commodities such as processed fruits and vegetables, sweeteners, sesame, nuts and dried fruit and coffee beans, partially offset by lower volumes of cocoa products	20,138
Favourable impact on revenues due to the stronger Canadian dollar and stronger Euro relative to the U.S. dollar	8,202
Increased pricing for sweeteners, coffee beans, cocoa, nuts and dried fruit and orange juice	4,793
Increased volume of consumer packaged products including low-calorie lemonade, electrolyte water and orange juice	4,687
Decline in volume of both branded and distributed natural health products due to increased competition in the Canadian market and lower demand for health and beauty aids and health food products	(5,967)
Decreased revenue reported by our brokerage operation due mainly to a change in business practices that led to reporting certain revenue on a net basis, rather than on a gross basis	(801)
Revenue for the two quarters ended July 2, 2011	$156,012

Gross margins in the International Foods Group increased by $3,921 to $22,155 for the two quarters ended July 2, 2011 compared to $18,234 for the two quarters ended July 3, 2010, and the gross margin percentage decreased by 0.4% to 14.2% . The decrease in margin rate was due primarily to a shift in sales mix in our natural health products operation away from higher margin branded products to lower margin distributed products, in addition to increased warehousing and distribution costs. The table below explains the increase in gross margin:

SUNOPTA INC.	56	July 2, 2011 10-Q

International Foods Gross Margin Changes
Gross Margin for the two quarters ended July 3, 2010	$18,234
Higher volumes of natural and organic commodities such as processed and frozen fruits and vegetables, sweeteners, nuts and dried fruit and coffee beans combined with higher pricing	5,108
Favourable impact on margin due to the stronger Canadian dollar and stronger Euro relative to the U.S. dollar	1,153
Impact of increased volume of consumer packaged products including low-calorie lemonade, electrolyte water and orange juice	118
Lower volumes of both branded products and distributed natural health products and higher warehousing and distribution costs	(2,001)
Impact of lower brokerage volumes and commissions	(457)
Gross Margin for the two quarters ended July 2, 2011	$22,155

Operating income in the International Foods Group increased by $3,469, or 227.5%, to $4,994 for the two quarters ended July 2, 2011, compared to $1,525 for the two quarters ended July 3, 2010. The table below explains the increase in operating income:

International Foods Group Operating Income Changes
Operating Income for the two quarters ended July 3, 2010	$1,525
Increase in gross margin, as noted above	3,921
Lower marketing and advertising costs related primarily to the branding initiative in our Natural Health Products operation	1,351
Decrease in SG&A due to the closure of the brokerage office located in Chicago, Illinois	700
Decrease professional fees	255
Decrease travel and meal costs, insurance, consulting and other general office expenses	243
Increased foreign exchange losses	(1,718)
Unfavourable impact of a stronger Canadian dollar and Euro, relative to the U.S. dollar, on foreign denominated SG&A	(900)
Higher compensation expense due primarily to our European operations, partially offset by our Natural Health Products operation	(383)
Operating Income for the two quarters ended July 2, 2011	$4,994

SUNOPTA INC.	57	July 2, 2011 10-Q

Opta Minerals
For the two quarters ended	July 2, 2011	July 3, 2010	Change	% Change

Revenue	46,393	39,072	7,321	18.7%
Gross Margin	10,609	9,983	626	6.3%
Gross Margin %	22.9%	25.6%		-2.7%

Operating Income	4,610	3,432	1,178	34.3%
Operating Income %	9.9%	8.8%		1.1%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”)

Opta Minerals contributed $46,393 in revenues for the two quarters ended July 2, 2011, compared to $39,072 for the two quarters ended July 3, 2010, a $7,321 or 18.7% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenue for the two quarters ended July 3, 2010	$39,072
Increased volume of mill and foundry products as a result of global increase in demand for steel	7,736
Decreased volumes of abrasive products and other industrial mineral products and services	(415)
Revenue for the two quarters ended July 2, 2011	$46,393

Gross margin for Opta Minerals increased by $626 to $10,609 for the two quarters ended July 2, 2011 compared to $9,983 for the two quarters ended July 3, 2010, and the gross margin percentage decreased by 2.7% to 22.9% . The decrease in gross margin as a percentage of revenue is due primarily to volume decreases in abrasive products combined with increased plant costs due to safety related repairs and maintenance and higher labour costs. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the two quarters ended July 3, 2010	$9,983
Increased contribution from steel and related products due to higher demand, partially offset by higher labour costs due to the increased volume	1,429
Impact of decreased volumes of abrasive products and other industrial mineral products and services combined with increased plant costs including repairs and maintenance	(803)
Gross Margin for the two quarters ended July 2, 2011	$10,609

Operating income for Opta Minerals increased by $1,178, or 34.3%, to $4,610 for the two quarters ended July 2, 2011, compared to $3,432 for the two quarters ended July 3, 2010. The table below explains the increase in operating income:

Opta Minerals Operating Income Changes
Operating Income for the two quarters ended July 3, 2010	$3,432
Increase in gross margin, as explained above	626
Increase in foreign exchange gains	988
Increase in compensation and bonus	(219)
Increase in professional fees, depreciation and other general office costs, offset by a decrease in bad debt expense	(217)
Operating Income for the two quarters ended July 2, 2011	$4,610

SUNOPTA INC.	58	July 2, 2011 10-Q

Corporate Services
For the two quarters ended	July 2, 2011	July 3, 2010	Change	% Change

Operating Loss	(3,866)	(6,131)	2,265	36.9%

(Operating loss is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”

Operating loss at SunOpta Corporate Services decreased by $2,265 to $3,866 for the two quarters ended July 2, 2011, from losses of $6,131 for the two quarters ended July 3, 2010. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating Loss for the two quarters ended July 3, 2010	($6,131)
Increase in corporate management fees that are allocated to SunOpta operating groups	1,374
Decreased professional fees primarily due to a reduction in legal costs related to the restatement of financial statements for the three quarters of 2007	1,140
Decreased compensation costs due mainly to lower stock-based compensation and bonus expense, a decrease in retirement allowances and lower workers compensation costs	1,006
Lower depreciation expense due to certain corporate assets reaching the end of their estimated useful lives	277
Decrease in foreign exchange gains	(1,125)
Increase in SG&A costs due to the strengthened Canadian Dollar causing Canadian borne expenses to be more costly when translated into U.S. Dollars	(407)
Operating Loss for the two quarters ended July 2, 2011	($3,866)

Management fees mainly consist of salaries of corporate personnel who perform back office functions for divisions, as well as costs related to the enterprise resource management system used within several of the divisions. These expenses are allocated to the groups based on (1) specific identification of allocable costs that represent a service provided to each operating group, and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each division. As a result of the sale of the Canadian Food Distribution business and SunOpta BioProcess, a portion of the corporate management fees previously charged to these groups was reallocated as an expense of the Corporate Services operating segment. The operating loss for Corporate Services for the two quarters ended July 3, 2010 has been adjusted to reflect this change.

SUNOPTA INC.	59	July 2, 2011 10-Q

Liquidity and Capital Resources (at July 2, 2011)

We obtain our short-term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At July 2, 2011, we had availability under certain lines of credit of $59,389 (January 1, 2011 - $63,181).

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

  Cash flows generated from operating activities

  Cash flows generated from exercise of options and warrants, if any, during the year

  Additional long-term financing

  Sales of non-core divisions or certain assets

Included in cash and cash equivalents at July 2, 2011 is $2,033 (January 1, 2011 - $495) that is specific to Opta Minerals and cannot be used for general corporate purposes.

We intend to target a long term debt to equity ratio in the range of 0.30 - 0.50 to 1.00 versus the current position at July 2, 2011 of 0.20 to 1.00 (January 1, 2011 - 0.22 to 1.00) and a total debt ratio in the range of 0.50 - 0.70 to 1.00 versus our current position of 0.55 to 1.00 (January 1, 2011 - 0.48 to 1.00).

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

Cash flows – Two Quarters Ended July 2, 2011 compared to the Two Quarters Ended July 3, 2010

Net cash and cash equivalents increased by $2,930 during the first two quarters of 2011 (first two quarters of 2010 - increased by $17,632) to $5,573 at July 2, 2011. The increase in cash and cash equivalents was primarily the result of increased net debt borrowings of $21,738, offset by cash used in operating activities of $13,422 and net spending on property, plant and equipment of $6,448.

Cash used by operating activities from continuing operations was $13,422 in the first two quarters of 2011, an increase of $18,400 compared to the first two quarters of 2010. The primary reason for the increased use of cash in operating activities was an increase in cash used to fund working capital in the first two quarters of 2011, comprised of increased cash used to fund inventories of $14,251 and $12,207 used to fund accounts payable and accrued liabilities offset by reductions in cash used to fund accounts receivable of $6,337 and $7,728 provided by prepaid expenses and other current assets. The increase in cash used to fund inventories is largely due to significant increases in commodity pricing which caused certain inventory to be costed at higher levels and also contributed to increased holdings of certain grain products which we were able to procure in advance of expected price increases. The increase in cash to fund accounts payable and accrued liabilities was due to the payment of previously accrued bonus amounts in the second quarter of 2011, as well as payments made in 2011 for crop inventories received in the Grains and Foods Group in the fourth quarter of 2010. The reduction in cash used to fund accounts receivable is largely due to an improvement in collection time, specifically in our International Foods Group, as during the first quarter of 2010 several of our customers extended their payments terms. The reduction in cash to fund prepaid assets and other expenses is due to the change in realized positions on derivative instruments in place to reduce risk on corn and soybean purchases.

SUNOPTA INC.	60	July 2, 2011 10-Q

Cash used in investing activities of continuing operations was $6,979 in the first two quarters of 2011, compared to $9,750 in the first two quarters of 2010. The decrease in cash used of $2,771 is primarily due to cash proceeds on the sale of assets in the Fruit Group during the second quarter of 2011. The first two quarters of 2010 also included $721 in payments of deferred purchase consideration. Significant purchases of property, plant and equipment in the first two quarters of 2011 included spending on our new aseptic packaging line at our fruit ingredient operation, the renovation of our frozen foods processing and packaging operation and equipment upgrades on our aseptic processing equipment at our Alexandria, Minnesota facility as well as other plant-specific improvement projects and general maintenance of viability projects across the organization. Cash generated from investing activities of discontinued operations in the two quarters ended July 3, 2010 represents cash proceeds received on the sale of the Canadian Food Distribution assets, offset by purchases of property, plant and equipment made by discontinued operations.

Financing activities provided cash of $23,120 in the first two quarters of 2011 compared to a use of cash of $38,449 in the same period of 2010, an increase of $61,569. Increases in our line of credit facilities explains the majority of the change, as we borrowed $28,427 in the two quarters ended July 2, 2011 to fund working capital increases, compared to reducing our operating lines to $nil in June of 2010, with the proceeds from the sale of the Canadian Food Distribution assets. We repaid $2,557 more on our long-term debt during the first two quarters of 2011, due to asset sales in the Fruit Group, as well as amendments to our syndicate banking facilities completed on December 20, 2010.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

All financial numbers presented in this “Item 3. Quantitative and Qualitative Disclosures about Market Risk” are expressed in thousands of U.S. dollars, unless otherwise noted.

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, we may invest in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported on the consolidated statements of operations and comprehensive earnings (loss). As at July 2, 2011 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. The fair market value of fixed rate debt may be adversely affected by a decline in interest rates. In general, longer term debts are subject to greater interest rate risk than shorter term securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at July 2, 2011, the weighted average interest rate of our fixed rate term debt was 4.7% (January 1, 2011 - 4.5%) and $55,793 (January 1, 2011 - $61,669) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $4,722 (January 1, 2011 - $3,313) at an interest rate of 4.8% (January 1, 2011 - 5.6%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company’s ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates on variable rate term debt the Company’s after tax earnings would (decrease) increase by approximately $29 (January 1, 2011 - $25).

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

SUNOPTA INC.	61	July 2, 2011 10-Q

We are exposed to foreign exchange rate fluctuations as the financial results of SunOpta and its Canadian and European subsidiaries are translated into U.S. dollars on consolidation. The Canadian dollar appreciated relative to the U.S. dollar in the first two quarters of 2011, with closing rates moving from Cdn $0.9946 at January 1, 2011 to Cdn $0.9644 at July 2, 2011 for each U.S. dollar. The Euro also appreciated against the U.S. dollar over the first two quarters of 2011, with closing rates moving from $1.3391 at January 1, 2011 to $1.4501 at July 2, 2011. As a result of the appreciation of the Canadian dollar, and the appreciation of the Euro against the U.S. dollar in the first two quarters of 2011, we experienced a decrease of $1,083 (January 1, 2011 - a decrease of $4,111) in Canadian denominated net assets and an increase of € 2,452 (January 1, 2011 – increase of € 175) in Euro denominated net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar or Euro with all other variables held constant would result in an increase (decrease) in the fair value of our net assets by $2,573 (January 1, 2011 - $2,616) for a Canadian dollar exchange movement and $2,736 (January 1, 2011 - $2,090) for a Euro exchange movement.

SunOpta Foods’ operations based in the U.S. have limited exposure to other currencies because almost all sales and purchases are made in U.S. dollars. The Canadian based subsidiaries have significant transaction exposure as their sales are predominantly in Canadian dollars while a substantial portion of their purchases are in U.S. dollars. The European operations are also exposed to various currencies as they purchase product from a wide variety of countries in several currencies and primarily sell into the European market. It is the Company’s intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time potentially expose the Company to exchange rate fluctuations when converted into U.S. dollars.

One of our foreign subsidiaries routinely enters into purchase and sale contracts which are not denominated in its functional currency. These purchase and sale contracts are subject to currency risk, due to movements in the underlying foreign currencies. For the two quarters ended July 2, 2011, changes in the underlying foreign currencies of these purchase and sale contracts led to an unrealized gain of $527 (July 3, 2010 - $nil), which was recorded as a reduction in cost of goods sold on our consolidated statement of operations.

In addition, we enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at July 2, 2011, resulting in a loss of $195 (July 3, 2010 - gain of $751) which is included in foreign exchange on the consolidated statements of operations. The contracts entered into are primarily Canadian dollars and U.S. dollars as well as U.S. dollars and Euros. The net effect of all exchange based transactions, including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions, and including the translation gains and losses related to our Corporate net monetary assets, are recorded in foreign exchange on our consolidated statements of operations. For the two quarters ended July 2, 2011, we recorded a loss of $78 (July 3, 2010 – a gain of $1,436).

Commodity risk

SunOpta Foods enters into exchange-traded commodity futures and forward contracts to hedge its exposure to price fluctuations on grain and certain other commodity transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Exchange purchase and sales contracts may expose the Company to risk in the event that a counter-party to a transaction is unable to fulfill its contractual obligation. The Company manages its risk by entering into purchase contracts with pre-approved producers.

The Company has a risk of loss from hedge activity if a grower does not deliver as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At July 2, 2011 the Company owned 582,887 (January 1, 2011 - 615,087) bushels of corn with a weighted average price of $6.12 (January 1, 2011 - $6.09) and 918,179 (January 1, 2011 - 878,413) bushels of soy beans with a weighted average price of $13.77 (January 1, 2011 - $13.87) . At July 2, 2011, the Company has a net short position on soy beans of (27,104) (January 1, 2011 - long position of 79,286) and a net long position on corn of 2,752 (January 1, 2011 - 101,979) bushels. An increase/decrease in commodity prices of either soy or corn of 10% would result in an increase (decrease) in carrying value of these commodities by $39 (January 1, 2011 - $172). Although our corn and soybean positions can be hedged using futures transactions to reduce exposure to price fluctuations, there are other commodities, such as sunflowers and other grain ingredients, that cannot be hedged as effectively, because similar instruments are not available.

SUNOPTA INC.	62	July 2, 2011 10-Q

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (who is also currently acting as our principal financial officer), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer (who is also currently acting as our principal financial officer) concluded that our disclosure controls and procedures were effective as of July 2, 2011.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer (who is also currently acting as our principal financial officer), has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the second quarter of fiscal 2011. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	63	July 2, 2011 10-Q

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

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	64	July 2, 2011 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

/s/ Steven Bromley
Date: August 10, 2011
by Steven Bromley
President and Chief Executive Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	65	July 2, 2011 10-Q

EXHIBIT INDEX

Exhibit No.	Description

10.1	SunOpta Inc. 2002 Stock Option Plan, Amended and Restated May 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2011)

31 *	Certification by Steven Bromley, President, Chief Executive Officer and Acting Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32 *	Certification by Steven Bromley, President, Chief Executive Officer and Acting Principal Financial Officer, pursuant to 18 U.S.C Section 1350.

*	Filed herewith

SUNOPTA INC.	66	July 2, 2011 10-Q