Form 10-Q/A
period 2011-07-02
SunOpta Inc.
filed 2011-08-26
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [X]
Non-accelerated filer [_]	Smaller reporting company [_]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

The number of the registrant’s common shares outstanding as of August 2, 2011 was 65,691,007.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to SunOpta Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2011, filed with the Securities and Exchange Commission on August 10, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

By: /s/ Steven Bromley
Steven Bromley
President and Chief Executive Officer
(Authorized Signatory and Principal
Financial Officer)

Date: August 26, 2011

EXHIBIT INDEX

Exhibit No.	Description

10.1	SunOpta Inc. 2002 Stock Option Plan, Amended and Restated May 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2011)

31 *	Certification by Steven Bromley, President, Chief Executive Officer and Acting Principal Financial Officer, pursuant to Rule 13a– 14(a) under the Securities Exchange Act of 1934, as amended.

32 **	Certification by Steven Bromley, President, Chief Executive Officer and Acting Principal Financial Officer, pursuant to 18 U.S.C Section 1350.

101 ***

The following financial information from SunOpta Inc’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the quarter and two quarters ended July 2, 2011 and July 3, 2010, (ii) Consolidated Statements of Comprehensive Earnings for the quarter and two quarters ended July 2, 2011 and July 3, 2010, (iii) Consolidated Balance Sheets as at July 2, 2011 and January 1, 2011, (iv) Consolidated Statements of Shareholders’ Equity as at and for the two quarters ended July 2, 2011 and July 3, 2010, (v) Consolidated Statements of Cash Flows for the quarter and two quarters ended July 2, 2011 and July 3, 2010 and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed as an exhibit to the original Form 10-Q for the quarterly period ended July 2, 2011, filed with the Securities and Exchange Commission on August 10, 2011.

**	Furnished as an exhibit to the original Form 10-Q for the quarterly period ended July 2, 2011, filed with the Securities and Exchange Commission on August 10, 2011.

***

Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.