Form 10-Q
period 2011-10-01
SunOpta Inc.
filed 2011-11-09
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Yes [X]                       No [  ]

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

Yes [   ]                        No [X]

The number of the registrant’s common shares outstanding as of November 1, 2011 was 65,744,268.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended October 1, 2011
TABLE OF CONTENTS

All financial information is expressed in United States Dollars. The closing rate of exchange on November 1, 2011 was CDN $1 = U.S. $0.9815.

Forward-Looking Statements

This quarterly report of SunOpta Inc. (the “Company”) for the quarterly period ended October 1, 2011 contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate,” “estimate,” “intend,” “project,” “potential,” “continue,” “believe,” “expect,” “could,” “would,” “should,” “might,” “plan,” “will,” “may,” the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to possible operational consolidation, reduction of non-core assets and operations, business strategies, plant and production capacities, revenue generation potential, competitive strengths, goals, capital expenditure plans, business and operational growth and expansion plans, anticipated operating margins and operating income increases, gains or losses associated with business transactions, cost reductions, rationalization and improved efficiency initiatives, potential new product offerings, and references to the future growth of the business and global markets for the Company’s products. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments as well as other factors that we believe are appropriate in the circumstances.

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
SUNOPTA INC.	1	October 1, 2011 10-Q

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

SUNOPTA INC.	2	October 1, 2011 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Financial Statements

SunOpta Inc.

For the quarter and three quarters ended October 1, 2011 and October 2, 2010
(Unaudited)

SUNOPTA INC.	3	October 1, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Operations
For the quarter ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	October 1, 2011	October 2, 2010

Revenues	$272,420	$217,487

Cost of goods sold	239,478	184,723

Gross profit	32,942	32,764

Selling, general and administrative expenses	22,981	21,118
Intangible asset amortization	1,413	1,155
Other expense, net (note 13)	321	7,453
Goodwill impairment (note 4)	-	1,654
Foreign exchange loss (gain)	934	(58)

Earnings from continuing operations before the following	7,293	1,442

Interest expense, net	2,033	2,036

Earnings (loss) from continuing operations before income taxes	5,260	(594)

Provision for (recovery of) income taxes	1,438	(1,053)

Earnings from continuing operations	3,822	459

Discontinued operations (note 3)
Loss from discontinued operations, net of income taxes	(383)	(15,616)
Gain on sale of discontinued operations, net of income taxes	71	49,867

(Loss) earnings from discontinued operations, net of taxes	(312)	34,251

Earnings	3,510	34,710

Earnings attributable to non-controlling interests	144	643

Earnings attributable to SunOpta Inc.	$3,366	$34,067

Earnings (loss) per share - basic (note 7)
-from continuing operations	$0.06	$-
-from discontinued operations	(0.01)	0.53
	$0.05	$0.53
Earnings (loss) per share - diluted (note 7)
-from continuing operations	$0.06	$-
-from discontinued operations	(0.01)	0.52
	$0.05	$0.52

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	4	October 1, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Operations
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Three quarters ended	Three quarters ended
	October 1, 2011	October 2, 2010

Revenues	$823,562	$667,727

Cost of goods sold	721,324	561,932

Gross profit	102,238	105,795

Selling, general and administrative expenses	69,150	70,670
Intangible asset amortization	4,191	3,474
Other (income) expense, net (note 13)	(2,506)	8,812
Goodwill impairment (note 4)	-	1,654
Foreign exchange loss (gain)	1,012	(1,494)

Earnings from continuing operations before the following	30,391	22,679

Interest expense, net	6,537	7,625

Earnings from continuing operations before income taxes	23,854	15,054

Provision for income taxes	8,566	3,277

Earnings from continuing operations	15,288	11,777

Discontinued operations (note 3)
Loss from discontinued operations, net of income taxes	(988)	(15,096)
Gain on sale of discontinued operations, net of income taxes	71	63,676

(Loss) earnings from discontinued operations, net of income taxes	(917)	48,580

Earnings	14,371	60,357

Earnings attributable to non-controlling interests	1,523	1,211

Earnings attributable to SunOpta Inc.	$12,848	$59,146

Earnings (loss) per share – basic (note 7)
-from continuing operations	$0.21	$0.16
-from discontinued operations	(0.01)	0.75
	$0.20	$0.91
Earnings (loss) per share – diluted (note 7)
-from continuing operations	$0.21	$0.16
-from discontinued operations	(0.01)	0.74
	$0.20	$0.90

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	October 1, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the quarter ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	October 1, 2011	October 2, 2010

Earnings from continuing operations	$3,822	$459
(Loss) earnings from discontinued operations, net of income taxes	(312)	34,251
	3,510	34,710

Currency translation adjustment	(4,069)	3,313
Change in fair value of interest rate swap, net of income taxes	79	63
Other comprehensive (loss) earnings, net of income taxes	(3,990)	3,376

Comprehensive (loss) earnings	(480)	38,086

Comprehensive earnings attributable to non-controlling interests	83	871

Comprehensive (loss) earnings attributable to SunOpta Inc.	$(563)	$37,215

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	October 1, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Three quarters ended	Three quarters ended
	October 1, 2011	October 2, 2010

Earnings from continuing operations	$15,288	$11,777
(Loss) earnings from discontinued operations, net of income taxes	(917)	48,580
	14,371	60,357

Currency translation adjustment	(572)	(852)
Change in fair value of interest rate swap, net of taxes	292	203
Other comprehensive loss, net of income taxes	(280)	(649)

Comprehensive earnings	14,091	59,708

Comprehensive earnings attributable to non-controlling interests	1,699	768

Comprehensive earnings attributable to SunOpta Inc.	$12,392	$58,940

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	October 1, 2011 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at October 1, 2011 and January 1, 2011
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	October 1, 2011	January 1, 2011

Assets	(see notes 2 and 3)

Current assets
Cash and cash equivalents (note 14)	$7,526	$2,335
Accounts receivable	112,863	98,777
Inventories (note 5)	204,760	200,278
Prepaid expenses and other current assets	24,720	30,023
Current income taxes recoverable	655	-
Deferred income taxes	489	870
Current assets held for sale (note 3)	-	424
	351,013	332,707

Investments (note 3)	33,845	33,345
Property, plant and equipment	119,964	115,200
Goodwill	48,751	48,174
Intangible assets	56,544	60,200
Deferred income taxes	12,233	11,889
Other assets	1,977	2,930
Non-current assets held for sale (note 3)	-	4,855

	$624,327	$609,300

Liabilities

Current liabilities
Bank indebtedness (note 8)	$107,713	$75,910
Accounts payable and accrued liabilities	103,427	122,743
Customer and other deposits	2,065	2,858
Income taxes payable	329	973
Other current liabilities	2,610	7,674
Current portion of long-term debt (note 9)	18,790	22,247
Current portion of long-term liabilities	672	493
Current liabilities held for sale (note 3)	-	1,028
	235,606	233,926

Long-term debt (note 9)	35,183	42,485
Long-term liabilities	6,187	6,596
Deferred income taxes	25,608	20,808
Non-current liabilities held for sale (note 3)	-	358
	302,584	304,173

Equity
SunOpta Inc. shareholders’ equity
Capital Stock (note 6)	181,751	180,661
65,742,868 common shares (January 1, 2011 - 65,500,091)
Additional paid in capital (note 6)	13,771	12,336
Retained earnings	108,060	95,212
Accumulated other comprehensive income	2,377	2,833
	305,959	291,042
Non-controlling interests	15,784	14,085
Total equity	321,743	305,127

Commitments and contingencies (note 11)	$624,327	$609,300

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	October 1, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	income	interests	Total
	$	$	$	$	$	$

Balance at January 1, 2011	180,661	12,336	95,212	2,833	14,085	305,127

Employee share purchase plan	504	-	-	-	-	504
Exercise of options	586	(101)	-	-	-	485
Stock based compensation	-	1,536	-	-	-	1,536
Earnings from continuing operations	-	-	13,765	-	1,523	15,288
Loss from discontinued operations, net of income taxes	-	-	(917)	-	-	(917)
Currency translation adjustment	-	-	-	(650)	78	(572)
Change in fair value of interest rate swap, net of income taxes	-	-	-	194	98	292

Balance at October 1, 2011	181,751	13,771	108,060	2,377	15,784	321,743

				Accumulated
		Additional		other	Non-
	Capital	paid in	Retained	comprehensive	controlling
	stock	capital	earnings	income	interests	Total
	$	$	$	$	$	$

Balance at December 31, 2009	178,694	7,934	34,146	12,079	13,658	246,511

Employee share purchase plan and compensation grants	596	-	-	-	-	596
Exercise of options	297	(43)	-	-	-	254
Issuance of warrants (note 6)	-	2,163	-	-	-	2,163
Stock based compensation	-	1,426	-	-	-	1,426
Earnings from continuing operations	-	-	10,566	-	1,211	11,777
Earnings from discontinued operations, net of income taxes	-	-	48,580	(7,772)	-	40,808
Currency translation adjustment	-	-	-	(341)	(511)	(852)
Non-controlling interest contributions	-	-	-	-	243	243
Change in fair value of interest rate swap, net of income taxes	-	-	-	135	68	203

Balance at October 2, 2010	179,587	11,480	93,292	4,101	14,669	303,129

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	October 1, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarter ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Quarter ended
	October 1, 2011	October 2, 2010

Cash provided by (used in)

Operating activities
Earnings	$3,510	$34,710
(Loss) earnings from discontinued operations	(312)	34,251
Earnings from continuing operations	3,822	459

Items not affecting cash
Depreciation and amortization	4,912	4,110
Unrealized (gain) loss on foreign exchange	(991)	829
Deferred income taxes	1,102	(2,227)
Stock-based compensation	555	447
Goodwill impairment (note 4)	-	1,654
Impairment of long-lived assets (note 13)	-	7,505
Loss on sale of property, plant and equipment	584	-
Unrealized loss (gain) on derivative instruments	646	(681)
Other	375	(1,450)
Changes in non-cash working capital (note 10)	648	9,670
Net cash flows from operations - continuing operations	11,653	20,316
Net cash flows from operations - discontinued operations	(914)	(5,100)
	10,739	15,216
Investing activities
Acquisition of companies, net of cash acquired (note 2)	(2,500)	-
Purchases of property, plant and equipment	(6,092)	(4,707)
Purchases of patents, trademarks and other intangible assets	-	(37)
Other	411	116
Cash flows from investing activities - continuing operations	(8,181)	(4,628)
Cash flows from investing activities - discontinued operations	(308)	(12,485)
	(8,489)	(17,113)
Financing activities
Increase (decrease) in line of credit facilities	4,759	(4,329)
Borrowings under long-term debt	1,875	-
Proceeds from the issuance of common shares	242	338
Repayment of long-term debt	(6,697)	(12,188)
Other	(19)	(44)
Cash flows from financing activities - continuing operations	160	(16,223)

Foreign exchange loss on cash held in a foreign currency	(457)	725

Increase (decrease) in cash and cash equivalents in the period	1,953	(17,395)

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	212	17,974

Cash and cash equivalents - beginning of the period	5,361	20,365

Cash and cash equivalents - end of the period	7,526	20,944

Supplemental cash flow information (notes 10 and 14)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	October 1, 2011 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Three quarters ended	Three quarters ended
	October 1, 2011	October 2, 2010

Cash provided by (used in)
Operating activities
Earnings	$14,371	$60,357
(Loss) earnings from discontinued operations	(917)	48,580
Earnings from continuing operations	15,288	11,777

Items not affecting cash
Depreciation and amortization	14,608	12,350
Unrealized gain on foreign exchange	(22)	(589)
Deferred income taxes	5,527	(179)
Stock-based compensation	1,536	1,867
Goodwill impairment (note 4)	-	1,654
Impairment of long-lived assets (note 13)	-	7,895
Gain on sale of property, plant and equipment	(3,240)	-
Unrealized (gain) loss on derivative instruments	(3,272)	328
Other	309	(592)
Changes in non-cash working capital (note 10)	(31,699)	(8,648)
Net cash flows from operations - continuing operations	(965)	25,863
Net cash flows from operations - discontinued operations	(1,718)	(8,403)
	(2,683)	17,460
Investing activities
Acquisition of company, net of cash acquired (note 2)	(2,500)	-
Purchases of property, plant and equipment	(15,313)	(13,283)
Proceeds from sale of property, plant and equipment	2,773	-
Payment of deferred purchase consideration	-	(721)
Purchases of patents, trademarks and other intangible assets	(90)	(400)
Other	(30)	38
Cash from investing activities - continuing operations	(15,160)	(14,366)
Cash from investing activities - discontinued operations	(308)	52,298
	(15,468)	37,932
Financing activities
Increase (decrease) in line of credit facilities	33,186	(39,125)
Borrowings under long-term debt	1,912	92
Proceeds from the issuance of common shares	989	850
Repayment of long-term debt	(13,423)	(16,327)
Financing costs	(186)	-
Other	802	(755)
Cash from financing activities - continuing operations	23,280	(55,265)

Foreign exchange (loss) gain on cash held in a foreign currency	(246)	98

Increase in cash and cash equivalents in the period	4,883	225

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	308	18,967

Cash and cash equivalents - beginning of the period	2,335	1,752

Cash and cash equivalents - end of the period	$7,526	$20,944

Supplemental cash flow information (notes 10 and 14)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	11	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Basis of presentation, fiscal year-end and new accounting pronouncements

Basis of presentation

The interim consolidated financial statements of SunOpta Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and three quarters ended October 1, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011 or for any other period. For further information, see the Company’s consolidated financial statements, and notes thereto, included in the Annual Report on Form 10-K for the year ended January 1, 2011.

The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the financial statements for the year ended January 1, 2011. Intercompany accounts and transactions have been eliminated on consolidation.

Fiscal year-end

The Company’s fiscal year ends on the Saturday closest to December 31, based on a 52 week calendar, wherein every fiscal quarter is comprised of 13 weeks or 91 days. Under our floating year-end methodology, the fiscal 2011 year-end occurs on December 31, 2011 and the quarterly periods for fiscal 2011 end on April 2, July 2 and October 1. The fiscal year of Opta Minerals Inc. (“Opta Minerals”), which is 66.4% owned by the Company, ends on December 31, 2011, and its quarterly periods for fiscal 2011 end on March 31, June 30 and September 30. The consolidated statements of operations, cash flows and balance sheets for the Company in the current quarter include the results of Opta Minerals through September 30, 2011.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). This topic permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis to determine whether an additional impairment test is necessary. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011 (early adoption is permitted). The Company will adopt this guidance beginning with the Annual Report on Form 10-K for the year ending December 29, 2012. The Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of ASU 2011-08.

SUNOPTA INC.	12	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

2. Business acquisitions

During the quarter and three quarters ended October 1, 2011, the Company completed one acquisition, and during the year ended January 1, 2011, the Company completed two acquisitions, each of which have been accounted for using the purchase method. The consolidated financial statements include the results of operations from these businesses from the date of acquisition. These business combinations are subject to post-closing adjustments, in accordance with the respective acquisition agreements. The adjustments related to the current year acquisition are expected to be finalized by August 2012.

	Current Year Acquisition	Prior Year Acquisitions
	Lorton's Fresh	Dahlgren &	Edner of
	Squeezed Juices Inc.	Company, Inc.	Nevada, Inc.	Total
	$	$	$	$
Net assets acquired
Cash	-	4,239	-	4,239
Current assets	1,659	23,231	2,376	25,607
Property, plant and equipment	1,234	12,402	1,418	13,820
Goodwill	563	15,940	2,346	18,286
Intangible assets	464	11,013	1,823	12,836
Other assets	-	624	-	624
Current liabilities	(800)	(12,288)	(449)	(12,737)
Deferred income taxes	-	(7,670)	-	(7,670)
	3,120	47,491	7,514	55,005

Consideration
Cash consideration	2,500	44,000	4,000	48,000
Due to former shareholders	109	2,303	198	2,501
Contingent consideration	511	1,188	3,316	4,504
	3,120	47,491	7,514	55,005

(a)       Lorton’s Fresh Squeezed Juices, Inc.

On August 5, 2011, a wholly-owned subsidiary of the Company completed the acquisition of the assets and business of Lorton’s Fresh Squeezed Juices, Inc. (“Lorton’s”) for total consideration of $3,120. Included as part of the total consideration was cash of $2,500, contingent consideration of $511 based on future earnings targets as defined in the asset purchase agreement, and a working capital adjustment of $109 as a result of working capital exceeding pre-determined targets at the acquisition date.

Intangible assets, which consist of acquired customer relationships, are deductible for tax purposes and are being amortized over their estimated useful lives of approximately seven years.

Lorton’s is a vertically integrated producer of a variety of citrus-based products in both industrial and packaged formats. The acquisition expands the Company’s operations into the extracting, processing and packaging of citrus-based ingredients through consumer packaged products, and provides increased capacity for future growth and expansion. The results of operations for Lorton’s have been consolidated since the August 5, 2011 acquisition date, and are included in the International Foods Group.

SUNOPTA INC.	13	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

(b)       Dahlgren & Company, Inc.

On November 8, 2010, a wholly-owned subsidiary of the Company acquired 100% of the outstanding shares of Dahlgren & Company, Inc. (“Dahlgren”) for total consideration of $47,491. Included as part of the total consideration was cash of $44,000, contingent consideration of $1,188 based on future earnings targets as defined in the purchase and sale agreement, and a working capital adjustment of $2,303 as a result of working capital exceeding pre-determined targets at the acquisition date. The $2,303 working capital adjustment was paid in cash on January 3, 2011 to the former Dahlgren shareholders. During the quarter ended April 2, 2011, management re-measured the fair value of the contingent consideration, and reduced the fair value of this liability by $290 (note 13).

Intangible assets, consisting of a sales order backlog and customer relationships, acquired in this acquisition are not deductible for tax purposes and are being amortized over the estimated useful lives of these assets. The estimated useful life of the sales order backlog is one year, and the estimated useful life of customer relationships is 12 years.

Dahlgren is an integrated processor and global supplier of confection sunflower seed products including in-shell and kernel products, roasted sunflower and soy seeds, bird food, hybrid seed and other products. Dahlgren serves the snack food, bakery, food ingredients and bird feed industries. Dahlgren’s products are marketed internationally to customers in Europe, Asia, Australia, Canada and South America, as well as in the United States. The results of operations for Dahlgren have been consolidated since the November 8, 2010 acquisition date, and are included in the Grains and Foods Group.

(c)       Edner of Nevada, Inc.

On December 14, 2010, a wholly-owned subsidiary of the Company acquired the operating assets of Edner of Nevada, Inc. (“Edner”) for total consideration of $7,514. Consideration included $4,000 of cash, contingent consideration of $3,316 based on future revenue targets as defined in the asset purchase agreement and a working capital adjustment of $198 as a result of working capital exceeding pre-determined targets at the acquisition date. In the third quarter of 2011, the Company and the former owners of Edner agreed to an adjustment in the total purchase consideration, due to factors that existed at the acquisition date. As a result, the previously recorded working capital adjustment and contingent consideration were reduced by $260 and $124, respectively, with a corresponding decrease of $384 in acquired goodwill. The consolidated balance sheet as at January 1, 2011 has been adjusted to reflect this change.

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

(d)       Pro forma data

The following condensed pro-forma consolidated statements of operations reflects the Dahlgren, Edner and Lorton’s acquisitions as if they had occurred on January 1, 2010:

SUNOPTA INC.	14	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

		Quarter ended
	October 1, 2011	October 2, 2010
	$	$
Pro-forma revenues	276,803	240,142
Pro-forma earnings attributable to SunOpta Inc.	3,817	33,988
Pro-forma earnings per share
Basic	0.06	0.52
Diluted	0.06	0.52

	Three quarters ended
	October 1, 2011	October 2, 2010
	$	$
Pro-forma revenues	828,483	742,654
Pro-forma earnings attributable to SunOpta Inc.	13,653	61,333
Pro-forma earnings per share
Basic	0.21	0.94
Diluted	0.21	0.93

3. Divestitures

(a)       Divestiture of Assets in the Fruit Group

On June 30, 2011, the Company completed a transaction to sell land and buildings located in Irapuato, Mexico (the “Mexico Land & Building Transaction”) to parties related to Fruvemex Mexicali, S.A. de C.V. (“Fruvemex”). In addition, on April 29, 2011, the Company completed a transaction to sell certain assets related to fruit processing plants located in Mexico to Fruvemex (the “Mexico Processing Assets Transaction”, and together with the Mexico Land & Building Transaction, the “Transactions”). Total cash consideration for the Transactions was $5,650, with $1,000 received in cash upon closing of the applicable Transaction. The remaining consideration of $4,650 is to be received by the Company through instalment payments over the following twelve months. The land, buildings and processing assets sold have been reclassified and are presented as non-current assets held for sale on the consolidated balance sheet as at January 1, 2011. For the three quarters ended October 1, 2011, the Company recorded a gain of $3,824, before transaction and related costs.

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

(b)       Colorado Sun Oil Processing LLC

On August 12, 2011, the United States Bankruptcy Court, District of Colorado, accepted an asset purchase agreement submitted by Colorado Mills, LLC (“Colorado Mills”) for Colorado Sun Oil Processing LLC (“CSOP”) and rejected an asset purchase agreement submitted by the Company. Concurrent with its decision, the court ordered Colorado Mills to settle previously owed balances to the Company under a lease agreement, along with interest and penalties. See note 11(b) for additional information about the dispute with Colorado Mills.

Based on the bankruptcy court ruling, the Company disposed of the joint venture, which was previously consolidated as a variable interest entity. As a result of the disposal, and realizing the interest and penalties on aged balances owed to the Company, a gain on disposal was recorded in discontinued operations on the consolidated statement of operations for the quarter and three quarters ended October 1, 2011.

The following is a summary of the CSOP transaction, recorded in the quarter and three quarters ended October 1, 2011:

SUNOPTA INC.	15	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

$
Cash received, including interest and penalties, to settle balances owing	1,122
Application of cash against balances owing	(1,045)
Disposal of net liabilities	36
Pre-tax gain on sale	113
Provision for income taxes	(42)
Gain on sale of discontinued operations	71

The operating results of the CSOP business for the quarter and three quarters ended October 1, 2011 and October 2, 2010, which are included in earnings (loss) from discontinued operations on the consolidated statement of operations, were as follows:

	Quarter ended		Three quarters ended
	October 1,	October 2, 2010	October 1,	October 2, 2010
	2011		2011
	$	$	$	$

Revenues	110	418	648	812

Loss before income taxes from discontinued operations up to the date of sale	(200)	(295)	(510)	(1,001)
Costs allocated to discontinued operations as a result of sale	(564)	(258)	(1,464)	(632)
Loss from discontinued operations before income taxes	(764)	(553)	(1,974)	(1,633)
Recovery of income taxes	283	205	732	605
Loss allocated to non-controlling interests	98	147	254	501
	(383)	(201)	(988)	(527)

The assets disposed of in the CSOP transaction were part of the Grains and Foods Group segment.

(c)       Divestiture of Canadian Food Distribution Business

On June 11, 2010, the Company sold its Canadian Food Distribution assets (“CFD” or the “CFD Transaction”) to UNFI Canada Inc., a wholly-owned subsidiary of United Natural Foods Inc., for cash consideration of Cdn $68,000 (U.S. - $65,809).

The following is a summary of the CFD Transaction, recorded in the three quarters ended October 2, 2010:

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

The operating results of the CFD business for the quarter and three quarters ended October 2, 2010, which are included within loss from discontinued operations, net of income taxes, on the consolidated statement of operations, were as follows:

SUNOPTA INC.	16	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Three quarters ended
	October 2, 2010	October 2, 2010
	$	$

Revenues	-	82,859

Earnings from discontinued operations before taxes	-	879
Provision for income taxes	-	265
Earnings from discontinued operations	-	614

The assets sold in the CFD Transaction were part of the former Distribution Group segment.

(d)       Divestiture of SunOpta BioProcess Inc.

On August 31, 2010, the Company completed a transaction to sell its ownership interest in SunOpta BioProcess Inc. (“SBI” or the “SBI Transaction”) to Mascoma Canada Inc., a wholly-owned subsidiary of Mascoma Corporation (“Mascoma”). As consideration for selling all the outstanding common shares of SBI, the Company received non-cash consideration through a combination of preferred and common shares, as well as warrants, valued at $50,925. The non-cash consideration includes 11,268,868 series D preferred shares, 3,756,290 common shares and 1,000,000 warrants to purchase common shares of Mascoma. In conjunction with the sale, the Company settled the preferred share liability of SBI with the former SBI preferred shareholders, through the transfer of 4,688,000 of the series D preferred shares received. In addition, as a result of the change in control of SBI, the vesting of previously issued SBI stock options were accelerated, and the 800,000 restricted stock units (“RSU”) were settled in cash at a value of $4.49 per RSU. The fair value of consideration received, net of the settlement to the former SBI preferred shareholders, resulted in a $33,345 investment in Mascoma, which is presented as a non-current asset on the Company’s balance sheet. The investment in Mascoma is accounted for under the cost method of accounting, based on the 19.61% voting interest the Company originally received in Mascoma, and the inability of the Company to exert significant influence over the operations of Mascoma. At October 1, 2011, the Company’s voting position in Mascoma was 19.13%.

On August 3, 2011, the Company purchased a $500 convertible subordinated note issued by Mascoma. The note earns 8% interest over a five year period, and is convertible into common shares of Mascoma upon an initial public offering, or qualified external financing received by Mascoma.

The following is a summary of the SBI Transaction:

Net fair value assigned to non-cash consideration applicable to SunOpta Inc.	$33,345
Transaction and related costs	(3,478)
Net liabilities sold	11,128
Release of additional paid in capital recorded from accelerated vesting of stock options related to SBI	11,025
Pre-tax gain on sale	$52,020
Provision for income taxes	(2,153)
Gain on sale of discontinued operations	$49,867

The operating results of SBI for the quarter and three quarters ended October 2, 2010, which are included within loss from discontinued operations, net of income taxes, on the consolidated statement of operations, were as follows:

SUNOPTA INC.	17	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended	Three quarters ended
	October 2, 2010	October 2, 2010
	$	$

Revenues	1,329	4,005

Loss from discontinued operations before income taxes	(15,415)	(15,183)
Provision for income taxes	-	-
Loss from discontinued operations	(15,415)	(15,183)

The business sold was part of the former SunOpta BioProcess segment.

4. Goodwill impairment

During the quarter ended October 2, 2010, the Company determined that external market conditions and other circumstances suggested the carrying value of the natural health products reporting unit, which is part of the International Foods segment, may exceed its fair value. These external market conditions and other circumstances included reduced sales levels, increased competition leading to price concessions and decreased market share, shift in product mix causing lower gross margins, and product de-listing at certain retailers. As a result of completing the test for goodwill impairment, the Company determined that the carrying value of goodwill in its natural health products reporting unit exceeded its fair value, and recorded a non-cash goodwill impairment charge of $1,654. The fair value of the natural health products reporting unit was estimated using the expected present value of future cash flows.

5. Inventories

	October 1, 2011	January 1, 2011
	$	$

Raw materials and work-in-process	115,635	98,140
Finished goods	79,126	84,529
Company-owned grain	14,724	21,897
Inventory reserves	(4,725)	(4,288)
	204,760	200,278

6. Capital stock

(a)       Capital stock

Transactions involving capital stock for the quarter and three quarters ended October 1, 2011 and October 2, 2010 were as follows:

	Quarter ended		Quarter ended
	October 1, 2011		October 2, 2010
	Number	Amount	Number	Amount
		$		$
Balance, beginning of period	65,683,807	181,489	65,170,331	179,218
Common shares issued on exercise of options by employees and directors	21,540	97	90,940	201
Common shares issued as part of the Company's employee stock purchase plan	37,521	165	37,777	168
Balance, end of period	65,742,868	181,751	65,299,048	179,587

SUNOPTA INC.	18	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Three quarters ended		Three quarters ended
		October 1, 2011		October 2, 2010
	Number	Amount	Number	Amount
		$		$
Balance, beginning of period	65,500,091	180,661	64,982,968	178,694
Common shares issued on exercise of options by employees and directors	150,279	586	140,420	297
Common shares issued as part of the Company's employee stock purchase plan	92,498	504	173,160	596
Common shares issued to the Company's Chief Executive Officer as part of an award granted February 8, 2007	-	-	2,500	-
Balance, end of period	65,742,868	181,751	65,299,048	179,587

(b)       Warrants

On February 5, 2010 (the “First Tranche”), and June 11, 2010 (the “Second Tranche”), the Company issued warrants pursuant to an Advisory Services Agreement. A fair value of $441 and $1,722, respectively, was assigned to these warrants using the Black-Scholes option pricing model, and were expensed in full during the quarter of issuance with the offset recorded as an increase to additional paid in capital. The Second Tranche of warrants were issued following the consummation of the sale of the Canadian Food Distribution business (note 3(c)) and the cost was included as part of the gain on sale of discontinued operations. As at October 1, 2011, the First Tranche and Second Tranche of warrants had not been exercised. Inputs used in the Black-Scholes option pricing model for the warrants were as follows:

	February 5, 2010	June 11, 2010

Number of warrants issued	250,000	600,000
Exercise price	$3.25	$5.11
Expected volatility	72.0%	72.1%
Risk-free interest rate	2.5%	2.1%
Dividend yield	0%	0%
Expected life (in years)	5	5

The fair value of the warrants is based on estimates of the number of warrants that management expects to vest, which was estimated to be 100% of the granted amounts.

(c)       Options

There were 821,500 options granted to employees and directors during the three quarters ended October 1, 2011 (October 2, 2010 – 681,000). The inputs used in the Black-Scholes model to determine the fair value of the options granted were as follows:

	Three quarters ended	Three quarters ended
	October 1, 2011	October 2, 2010

Number of options issued	821,500	681,000
Weighted average exercise price	$7.36	$4.48
Weighted average expected volatility	68.0%	68.2%
Weighted average risk-free interest rate	1.9%	2.3%
Dividend yield	0%	0%
Expected life (in years)	6	6

SUNOPTA INC.	19	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

The weighted average fair value of the options granted during the three quarters ended October 1, 2011 amounted to $4.55 per option (October 2, 2010 - $2.79) . The fair value of the options is based on estimates of the number of options that management expects to vest, which was estimated to be 85% of the granted amounts.

On May 19, 2011, the Company’s shareholders approved an amendment to the Company’s 2002 Amended and Restated Stock Option Plan to increase the number of common shares reserved for issuance upon the exercise of options granted thereunder by 2,500,000 common shares. The amendment was approved by the Company’s Board of Directors on March 8, 2011 based on the recommendation of the Compensation Committee. At October 1, 2011, 2,838,601 (January 1, 2011 - 823,480) options are remaining to be granted under this plan.

7. Earnings per share

The calculation of basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share reflect the dilutive effect of the exercise of warrants and options. The number of shares for the diluted earnings per share was calculated as follows:

		Quarter ended	Three quarters ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Earnings (loss) from continuing operations attributable to SunOpta Inc.	$3,678	($184)	$13,765	$10,566
(Loss) earnings from discontinued operations, net of income taxes	(312)	34,251	(917)	48,580
Earnings attributable to SunOpta Inc.	$3,366	$34,067	$12,848	$59,146

Weighted average number of shares used in basic earnings per share	65,599,998	65,120,570	65,606,481	65,112,908
Dilutive potential of the following:
Employee/director stock options	603,756	736,460	771,796	561,136
Warrants	148,543	129,004	270,130	90,821
Diluted weighted average number of shares outstanding	66,352,297	65,986,034	66,648,407	65,764,865

Earnings (loss) per share - basic:
From continuing operations	$0.06	-	$0.21	$0.16
From discontinued operations	(0.01)	0.53	(0.01)	0.75
	$0.05	$0.53	$0.20	$0.91
Earnings (loss) per share - diluted:
From continuing operations	$0.06	-	$0.21	$0.16
From discontinued operations	(0.01)	0.52	(0.01)	0.74
	$0.05	$0.52	$0.20	$0.90

For the quarter ended October 1, 2011, options to purchase 1,334,700 (October 2, 2010 – 875,300) common shares have been excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. For the three quarters ended October 1, 2011, options to purchase 1,061,600 (October 2, 2010 – 1,010,000) common shares have been excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

8. Bank indebtedness

SUNOPTA INC.	20	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	October 1, 2011	January 1, 2011
	$	$

Canadian line of credit facility (a)	-	-
U.S. line of credit facility (b)	50,334	41,790
Opta Minerals Canadian line of credit facility (c)	9,372	3,546
TOC line of credit facilities (d)	48,007	30,574
	107,713	75,910

(a)       Canadian line of credit facility:

The Company has a Canadian line of credit of Cdn $5,000 (U.S. – $4,770). As at October 1, 2011, Cdn $1,817 (U.S. – $1,733) (January 1, 2011 – $nil) of this facility was utilized, representing Cdn $1,817 (U.S. – $1,733) (January 1, 2011 –$nil) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios. At October 1, 2011, the interest rate on this facility was 5.50% (January 1, 2011 – 5.00%), calculated as Canadian prime plus a premium of 2.50% . The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of the Company’s Canadian business as defined in the Credit Agreement. At October 1, 2011, the borrowing base supported draws to $4,770. At October 1, 2011, the Company incurs standby fees equal to 0.75% of the undrawn balances on this facility in accordance with the terms of the Credit Agreement.

(b)       U.S. line of credit facility:

The Company has a U.S. line of credit of $100,000. As at October 1, 2011, $59,308 (January 1, 2011 – $44,254) of this facility was utilized, including $8,974 (January 1, 2011 – $2,464) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios. At October 1, 2011, the weighted average interest rate on this facility was 3.74% (January 1, 2011 – 3.26%), based on LIBOR plus a premium of 3.50% . The maximum availability of this line is based on the borrowing base which includes certain accounts receivables and inventories of the Company’s U.S. business as defined in the Credit Agreement. At October 1, 2011, the borrowing base supported draws to $100,000. At October 1, 2011, the Company incurs standby fees equal to 0.75% of the undrawn balances on this facility in accordance with the terms of the Credit Agreement.

The Canadian and U.S. line of credit facilities as well as certain long-term debt balances (note 9) are collateralized by a first priority security interest on substantially all of the Company’s assets in Canada and the United States, excluding the assets of Opta Minerals and The Organic Corporation.

The Company is required to comply with certain financial covenants, which are measured against on a quarterly basis. See note 9 for a discussion of the Company’s compliance with respect to these covenants.

(c)       Opta Minerals Canadian line of credit facility:

Opta Minerals has a line of credit facility of Cdn $15,000 (U.S. – $14,526). At September 30, 2011, Cdn $10,852 (U.S. – $10,509) (January 1, 2011 – Cdn $4,713 (U.S. – $4,712)) of this facility has been utilized, including letters of credit in the amount of Cdn $1,174 (U.S. – $1,137) (January 1, 2011 – Cdn $1,166 (U.S. – $1,166)). Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including prime, U.S. dollar base rate, bankers’ acceptances or LIBOR plus a margin based on certain financial ratios of the Company. At September 30, 2011, the weighted average interest rate on this facility was 5.45% (January 1, 2011 – 6.93%) .

Opta Minerals’ line of credit facility, along with its unused portion of the revolving acquisition facility (note 9(d)), is subject to annual extensions, and were extended on June 2, 2011 to August 15, 2012.

(d)       TOC line of credit facilities:

SUNOPTA INC.	21	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

The Organic Corporation (“TOC”) has a line of credit facility of €35,000 (U.S. – $46,886). On July 4, 2011, the banking agreement that includes this credit facility was modified to increase the availability by up to €11,000 (U.S. - $14,736) to fund operations. Borrowings under the modified facility are secured through a letter of credit drawn on the Company’s U.S. line of credit facility. On July 8, 2011, the Company provided a letter of credit in the amount of €5,000 (U.S. - $6,698). At October 1, 2011, €36,530 (U.S. – $48,936) (January 1, 2011 – €22,589 (U.S. – $30,249)) of this facility had been utilized, including letters of credit in the amount of €1,846 (U.S. – $2,473) (January 1, 2011 – €181 (U.S. – $243)). Interest on borrowings under these facilities accrues at the borrower’s option based on various reference rates including U.S. LIBOR and Euro LIBOR plus a premium of 1.85% . At October 1, 2011, the weighted average interest rate on these facilities was 3.21%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of TOC and its subsidiaries. At October 1, 2011, the borrowing base securing this facility supported draws to €35,000 (U.S. – $46,886) (January 1, 2011 – €22,938 (U.S. – $30,716)).

In the first quarter of 2011, a wholly owned subsidiary of TOC entered into a line of credit facility with capacity of €5,000 (U.S. – $6,698). As at October 1, 2011, this line is guaranteed through a $1,200 letter of credit issued by the Company on its U.S. line of credit facility. As at October 1, 2011, €743 (U.S. – $995) of this facility had been used. Interest on borrowings under this facility accrues at the Chinese central bank’s interest rate, as published by the People’s Bank of China, multiplied by 125%, or 8.20% at October 1, 2011.

A less-than-wholly owned subsidiary of TOC has line of credit facilities with availability of $1,792 (January 1, 2011 – $1,297) which are fully guaranteed by TOC. As at October 1, 2011, $549 (January 1, 2011 – $568) of these facilities had been used. Interest on borrowings under these facilities accrues at either a base rate of 0.4% plus a premium of 6.00%, or a fixed rate of 9.75% . At October 1, 2011, the weighted average interest rate on these facilities was 6.3% (January 1, 2011 – 9.8%) and TOC is in compliance with all material requirements under this facility.

9. Long-term debt

	October 1, 2011	January 1, 2011
	$	$

Syndicated Lending Agreement:
Non-revolving real estate term facility (a)	12,349	13,000
Non-revolving machinery and equipment term facility (b)	11,927	17,000

Other Long-Term Debt
Opta Minerals term loan facility (c)	6,615	7,766
Opta Minerals revolving acquisition facility (d)	10,163	11,419
Subordinated debt to former shareholders of TOC (e)	-	4,569
Promissory notes (f)	11,761	10,590
Other long-term debt (g)	366	264
Term loans payable and capital lease obligations (h)	792	124
	53,973	64,732
Less: current portion	18,790	22,247
	35,183	42,485

Details of the Company’s long-term debt are as follows:

(a)       Non-revolving real estate term facility:

The non-revolving real estate term facility has a maximum available borrowing amount of $13,000. This facility matures on October 30, 2012, and has quarterly minimum repayments of approximately $217. At October 1, 2011, $12,349 (January 1, 2011 – $13,000) was drawn on this facility, and the weighted average interest rate was 4.24% (January 1, 2011 – 3.76%), based on the level of borrowings, and a credit spread based on either U.S. prime or LIBOR rates.

SUNOPTA INC.	22	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

(b)       Non-revolving machinery and equipment term facility:

The non-revolving machinery and equipment term facility has a maximum available borrowing amount of $17,000. This facility matures on October 30, 2012, and has quarterly minimum repayments of approximately $850. At October 1, 2011, $11,927 (January 1, 2011 – $17,000) was drawn on this facility, and the weighted average interest rate was 4.24% (January 1, 2011 – 3.76%), based on the level of borrowings, and a credit spread based on either U.S. prime or LIBOR rates. As a result of the sale of property, plant and equipment in the second quarter of 2011, an additional $2,523 was repaid on this facility, in accordance with the credit agreement.

The above term facilities, and the Canadian and U.S. line of credit facility (see note 8 (a) and (b)), are collateralized by a first priority security against substantially all of the Company’s assets in Canada and the United States, excluding the assets of Opta Minerals and TOC.

(c)       Opta Minerals term loan facility:

The term loan facility has a maximum available borrowing amount of Cdn $6,831 (U.S. – $6,615). This facility matures on August 30, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of Cdn $312 (U.S. – $302). At September 30, 2011 and December 31, 2010, the term loan facility was fully drawn. At September 30, 2011, the weighted average interest rate on this facility was 7.20% (December 31, 2010 – 7.61%).

(d)       Opta Minerals revolving acquisition facility:

The revolving acquisition facility has a maximum available borrowing amount of Cdn $14,043 (U.S. – $13,600) to finance future acquisitions and capital expenditures. Principal is payable quarterly equal to 1/40 of the drawdown amount. Any remaining outstanding principal under this facility is due upon maturity. The facility is revolving for one year, with a five year term out option. The outstanding balance on the revolving acquisition facility at September 30, 2011 was Cdn $10,494 (U.S. – $10,163) (December 31, 2010 – Cdn $11,421 (U.S. – $11,419)). At September 30, 2011, the weighted average interest rate on this facility was 5.87% (December 31, 2010 – 7.05%).

The Opta Minerals’ credit facilities described above are collateralized by a first priority security interest on substantially all of the Opta Minerals assets in both Canada and the United States.

Opta Minerals entered into a cash flow hedge in 2007. The cash flow hedge entered into exchanged a notional amount of Cdn $17,200 (U.S. – $16,657) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The estimated fair value of the interest rate swap at September 30, 2011 was a loss of $467 (December 31, 2010 – loss of $885). The incremental gain in fair value of $292, net of income taxes of $126, has been recorded in other comprehensive earnings for the period. The fair value liability is included in long-term liabilities on the consolidated balance sheets.

(e)       Subordinated debt to former shareholders of TOC:

In conjunction with the acquisition of TOC on April 2, 2008, its former shareholders provided a subordinated loan to TOC in the amount of €3,000 (U.S. – $4,019). The loan bears interest at 7% payable to the former shareholders on a semi-annual basis. The subordinated loan, including all accrued interest, which was originally repayable in full on March 31, 2011 was extended to July 8, 2011, and paid in full during the quarter ended October 1, 2011.

(f)       Promissory notes:

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions. As consideration in the acquisition of TOC, the Company issued a total of €9,000 (U.S. – $12,056) in promissory notes which are secured by a pledge of the common shares of TOC. Of the €9,000 (U.S. – $12,056) issued, €1,000 (U.S. – $1,436) was paid in cash on April 5, 2010. The remaining €8,000 (U.S. – $10,717), previously due on March 31, 2011 has been extended and will be repaid in four €2,000 tranches on October 7, 2011, January 6, 2012, April 6, 2012 and July 6, 2012. The outstanding balance will accrue interest at 5% per annum. As part of the extension, the former shareholders can demand full repayment of the remaining amount owing. Due to TOC’s opening balance sheet not meeting pre-determined working capital targets, and an undisclosed liability that existed prior to the Company’s April 2, 2008 acquisition, €528 (U.S. – $707) of the promissory notes extended above will not be paid. Accordingly, the balance of the promissory notes at October 1, 2011 is €7,472 (U.S. – $10,010). Subsequent to quarter-end, the balance owing as of October 7, 2011, including accrued interest, was paid to the former shareholders.

SUNOPTA INC.	23	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

During the third quarter of 2011, the former shareholders of TOC advanced $1,380 to TOC to fund working capital. The loan accrues interest at 7% per annum, and is repayable no later than July 21, 2012. At October 1, 2011, the full amount remains outstanding.

In addition, $371 remains owing to various former shareholders at a weighted average interest of 5.97% . Of the $10,381 in total promissory notes, the full amount is due in the next 12 months, or on demand.

(g)       Other long-term debt:

A less-than-wholly owned subsidiary of TOC has a maximum borrowing amount of 6,500 Ethiopia Birr (“ETB”) (U.S. – $380). The outstanding balance at October 1, 2011, was $366 (January 1, 2011 – $264). At October 1, 2011, the weighted average interest rate on borrowed funds was 10.3% (January 1, 2011 – 10.3%).

(h)       Term loans payable and capital lease obligations:

Term loans payable bear a weighted average interest rate of 5.2% (January 1, 2011 – 5.3%) due in varying installments through 2013 with principal payments of $188 due in the next 12 months.

Capital lease obligations are due in monthly payments, with a weighted average interest rate of 7.2% (January 1, 2011 – 6.9%).

The long-term debt and capital leases described above require the following repayments during the next five years:

$
September 29, 2012	18,790
September 28, 2013	23,314
October 4, 2014	2,599
October 3, 2015	2,592
October 1, 2016	2,592
Thereafter	4,086
53,973

At October 1, 2011, the Company was in compliance in all material respects with its covenants, as required by the Canadian line of credit facility, the U.S. line of credit facility (notes 8(a) and (b)), as well as the term facilities. In addition, Opta Minerals was in compliance in all material respects with its financial covenants as required by the Canadian Line of Credit Facility (see note 8(c)), as well as the term loan facility and revolving acquisition facility.

10. Supplemental cash flow information

SUNOPTA INC.	24	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	$	$	$	$

Changes in non-cash working capital:
Accounts receivable	1,818	6,951	(13,743)	(14,981)
Inventories	490	(12,224)	(4,787)	(3,250)
Income tax recoverable	(2,008)	531	(1,299)	2,054
Prepaid expenses and other current assets	126	(4,509)	8,323	(4,031)
Accounts payable and accrued liabilities	364	19,522	(19,271)	12,011
Customer and other deposits	(142)	(601)	(922)	(451)
	648	9,670	(31,699)	(8,648)

Cash paid for:
Interest	1,894	2,136	5,699	6,774
Income taxes	3,878	41	4,942	1,070

11. Commitments and contingencies

(a)       Vargas Class Action

In September 2008, a single plaintiff and a former employee filed a wage and hour dispute against SunOpta Fruit Group, Inc., a wholly-owned subsidiary of the Company, as a class action alleging various violations of California’s labour laws (the “Vargas Class Action”). A tentative settlement of all claims was reached at mediation on January 15, 2010, subject to final court approval, and the parties executed a settlement agreement resolving all claims of the class. As a result of the tentative settlement, the Company accrued a liability of $1,200 as at December 31, 2009. Final approval of the settlement was received from the court on May 20, 2011, and the final settlement amount was reduced to approximately $700. Included in other income (note 13) for the three quarters ended October 1, 2011 is $500 which represents the difference between the tentative and final settlement amounts. The Company paid the settlement in cash in July 2011.

(b)        Colorado Sun Oil Processors, LLC dispute

Colorado Mills and SunOpta Grains and Foods Inc. (formally Sunrich LLC, herein “Grains and Foods”), a wholly–owned subsidiary of the Company, organized a joint venture in 2008 to construct and operate a vegetable oil refinery adjacent to Colorado Mills’ sunflower seed crush plant located in Lamar, Colorado. During the relationship, disputes arose between the parties concerning management of the joint venture, record–keeping practices, certain unauthorized expenses incurred on behalf of the joint venture by Colorado Mills, procurement of crude oil by Sunrich from Colorado Mills for processing at the joint venture refinery, and the contract price of crude oil offered for sale under the joint venture agreement.

The parties initiated a dispute resolution process as set forth in the joint venture agreement, which Colorado Mills aborted prematurely through the initiation of suit in Colorado State Court. Subsequent to the filing of that suit, Colorado Mills acted with an outside creditor of the joint venture to involuntarily place the joint venture into bankruptcy. The involuntary bankruptcy was opposed by Grains and Foods. After a preliminary hearing on Grains and Foods’ motion to dismiss the involuntary bankruptcy, the bankruptcy court appointed a trustee to act on behalf of the joint venture. The court appointed trustee actively solicited bids to sell the assets of the joint venture. On February 3, 2011, Grains and Foods executed an Asset Purchase Agreement with the trustee to purchase certain of the assets of the joint venture and assume rights to an equipment lease. Colorado Mills also made an offer to purchase certain of the assets of the joint venture and assume rights to an equipment lease. The cash value of Colorado Mills’ offer exceeded that of Grains and Foods. The bankruptcy court held an evidentiary hearing on June 30 through July 1, 2011 to determine which of the pending offers should proceed to a closing. During the hearing, Colorado Mills’ lead investors improved the Colorado Mills offer by agreeing to guarantee the obligations owed under the equipment lease. After a two day hearing, the bankruptcy court approved the Colorado Mills offer. A closing occurred on the Colorado Mills offer on August 25, 2011. A separate arbitration proceeding is also pending between Grains and Foods and Colorado Mills to resolve direct claims each party has asserted against the other. The case was arbitrated during the week of August 8, 2011 and proposed findings were filed on September 13, 2011. No ruling on the case has yet been issued. Although management believes the claims asserted by Colorado Mills are baseless, management cannot conclude whether the prospect of an unfavourable outcome in this matter is probable, or estimate the loss, if any, that might arise from an unfavourable outcome. Accordingly, no accrual has been made at this time for this contingency.

(c)       Other claims

SUNOPTA INC.	25	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

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

12. Segmented information

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

(c)       Corporate Services provide a variety of management, financial, information technology, treasury and administration services to the operating segments from the head office in Ontario, Canada, and information technology and shared services offices in Minnesota, U.S.A.

Effective January 2, 2011, the brokerage operation that was previously included in the Fruit Group was transferred to the International Foods Group, as the sourcing of raw materials performed by the operation more closely aligns with other sourcing operations included within the International Foods Group. The segmented information for the quarter and three quarters ended October 2, 2010 have been updated to reflect the current year’s segment presentation.

The Company’s assets, operations and employees are principally located in the United States, Canada, Europe, China and Africa. Revenues are allocated to the United States, Canada and Europe and other external markets based on the location of the customer. Other expense net, interest expense, net, and provision for income taxes are not allocated to the segments.

The following segmented information relates to each of the Company’s segments for the quarter ended October 1, 2011:

SUNOPTA INC.	26	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended
	October 1, 2011
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
External revenues by market:
United States	172,086	16,360	-	188,446
Canada	24,339	3,940	-	28,279
Europe and other	51,893	3,802	-	55,695
Total revenues from external customers	248,318	24,102	-	272,420

Segment earnings (loss) from continuing operations before the following:	8,564	1,606	(2,556)	7,614

Other expense, net				321
Interest expense, net				2,033
Provision for income taxes				1,438
Earnings from continuing operations				3,822

SunOpta Foods had the following segmented reporting for the quarter ended October 1, 2011:

	Quarter ended
	October 1, 2011
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
External revenues by market:
United States	95,960	11,248	34,520	30,358	172,086
Canada	3,559	1,723	967	18,090	24,339
Europe and other	22,077	719	11	29,086	51,893
Total revenues from external customers	121,596	13,690	35,498	77,534	248,318

Segment earnings from continuing operations	4,394	1,374	346	2,450	8,564

The following segmented information relates to each of the Company’s segments for the quarter ended October 2, 2010:

	Quarter ended
	October 2, 2010
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
External revenues by market:
United States	134,651	13,410	-	148,061
Canada	25,844	4,358	-	30,202
Europe and other	36,571	2,653	-	39,224
Total revenues from external customers	197,066	20,421	-	217,487

Segment earnings (loss) from continuing operations before the following:	10,257	2,792	(2,500)	10,549

Other expense, net				7,453
Goodwill impairment				1,654
Interest expense, net				2,036
Recovery of income taxes				(1,053)
Earnings from continuing operations				459

SUNOPTA INC.	27	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

Other expense for the quarter ended October 2, 2010 included $7,033 related to the impairment of long-lived assets in the Fruit Group (note 13). The goodwill impairment charge of $1,654 related to the International Foods Group (note 4).

SunOpta Foods had the following segmented reporting for the quarter ended October 2, 2010:

	Quarter ended
	October 2, 2010
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
External revenues by market:
United States	71,048	13,992	32,162	17,449	134,651
Canada	1,537	2,286	1,049	20,972	25,844
Europe and other	13,949	856	33	21,733	36,571
Total revenues from external customers	86,534	17,134	33,244	60,154	197,066

Segment earnings from continuing operations	5,906	3,104	853	394	10,257

The following segmented information relates to each of the Company’s segments for the three quarters ended October 1, 2011:

	Three quarters ended
	October 1, 2011
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
External revenues by market:
United States	535,286	47,613	-	582,899
Canada	69,383	11,348	-	80,731
Europe and other	148,398	11,534	-	159,932
Total revenues from external customers	753,067	70,495	-	823,562

Segment earnings (loss) from continuing operations before the following:	28,091	6,216	(6,422)	27,885

Other income, net				(2,506)
Interest expense, net				6,537
Provision for income taxes				8,566
Earnings from continuing operations				15,288

Other income for the three quarters ended October 1, 2011 included $2,938 related to the gain on sales of land, buildings and processing equipment in the Fruit Group (note 13).

SunOpta Foods had the following segmented reporting for the three quarters ended October 1, 2011:

SUNOPTA INC.	28	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Three quarters ended
	October 1, 2011
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
External revenues by market:
United States	296,168	34,970	111,723	92,425	535,286
Canada	10,140	5,768	2,260	51,215	69,383
Europe and other	55,663	2,627	202	89,906	148,398
Total revenues from external customers	361,971	43,365	114,185	233,546	753,067

Segment earnings from continuing operations	15,962	4,168	517	7,444	28,091

The following segmented information relates to each of the Company’s segments for the three quarters ended October 2, 2010:

	Three quarters ended
	October 2, 2010
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
External revenues by market:
United States	417,333	39,210	-	456,543
Canada	76,182	11,880	-	88,062
Europe and other	114,719	8,403	-	123,122
Total revenues from external customers	608,234	59,493	-	667,727

Segment earnings (loss) from continuing operations before the following:	35,552	6,224	(8,631)	33,145

Other expense, net				8,812
Goodwill impairment				1,654
Interest expense, net				7,625
Provision for income taxes				3,277
Earnings from continuing operations				11,777

Other expense for the three quarters ended October 2, 2010 included $7,033 related to the impairment of long-lived assets in the Fruit Group (note 13). The goodwill impairment charge of $1,654 related to the International Foods Group (note 4).

SunOpta Foods had the following segmented reporting for the three quarters ended October 2, 2010:

	Three quarters ended
	October 2, 2010
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
External revenues by market:
United States	206,396	44,014	109,703	57,220	417,333
Canada	5,639	6,240	3,119	61,184	76,182
Europe and other	45,038	2,678	293	66,710	114,719
Total revenues from external customers	257,073	52,932	113,115	185,114	608,234

Segment earnings from continuing operations	19,190	10,322	4,121	1,919	35,552

13. Other expense (income), net

SUNOPTA INC.	29	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	$	$	$	$

(a) Sale of assets in Mexico	110	-	(2,938)	-
(b) Settlement of class action lawsuit	-	-	(500)	-
(c) Rationalizations	314	18	808	1,214
(d) Write-off intangible assets	-	-	-	164
(e) Asset impairments in the Fruit and broke rage operations	-	7,033	-	7,033
(f) Other	(103)	402	124	401
	321	7,453	(2,506)	8,812

(a)       Sale of assets in Mexico

During the second quarter of 2011, the Company completed the sales of processing equipment and land and buildings located in Mexico to Fruvemex for proceeds of $5,650 (note 3(a)). The gain on the sales, after deducting the carrying value of the assets and related transaction costs, was $2,938.

(b)       Settlement of class action lawsuit

During the fourth quarter of 2009, the Company recorded a charge of $1,200 for a tentative settlement of a class action lawsuit with a former employee (note 11(a)). During the second quarter of 2011, the class action lawsuit was settled for approximately $700. As a result of the settlement amount being lower than the previously accrued amount, the Company recorded a gain of $500.

(c)       Rationalizations

Rationalization expense for the quarter and three quarters ended October 1, 2011 related to employee terminations in the Fruit Group, International Foods Group and Corporate Services. For the quarter and three quarters ended October 2, 2010, rationalization expense included employee terminations in the International Foods Group, and costs related to the consolidation of manufacturing facilities in the Fruit Group.

(d)       Write-off of intangible assets

Represents a non-cash impairment charge for the write-off of long-lived assets within the Ingredients Group.

(e)       Asset impairments in the Fruit and brokerage operations

In the third quarter of 2010, the Company recorded asset impairment charges against the carrying value of property, plant and equipment within the Mexican and California Fruit operations. Following management’s decision to rationalize these operations, the carrying value of the property, plant and equipment was written down to its fair value. A supplier relationship intangible asset was also written down to $nil, as the rationalization plan impaired all future value of the relationship. In addition, an impairment charge was recorded against intangible assets within the former brokerage operation, as the estimated undiscounted cash flows for this operation were not sufficient to recover the carrying value of the long-lived assets. The total non-cash impairment charges were $7,033 related to the Fruit Group.

SUNOPTA INC.	30	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

(f)       Other

For the quarter ended October 1, 2011, other includes proceeds related to the recovery of an insurance claim. For the three quarters ended October 1, 2011, the Company incurred acquisition expenses related to the Dahlgren and Lorton’s acquisitions, offset by the reversal of contingent consideration related to the Dahlgren acquisition in 2010 (note 2 (b)), as well as proceeds related to the recovery of an insurance claim. For the quarter and three quarters ended October 2, 2010, other included the non-cash write-off of equipment in the Fruit Group.

14. Cash and cash equivalents

Included in cash and cash equivalents is $4,590 (January 1, 2011 – $495) that is specific to Opta Minerals that cannot be utilized by the Company for general corporate purposes, and is maintained in separate bank accounts of Opta Minerals.

15. Derivative financial instruments and fair value measurement

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

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of October 1, 2011:

	Fair Value
	Asset (Liability)	Level 1	Level 2
	$	$	$
(a) Commodity futures and forward contracts(1)
Unrealized short-term derivative gain	7,726	3,715	4,011
Unrealized long-term derivative gain	218	-	218
Unrealized short-term derivative loss	(2,610)	-	(2,610)
Unrealized long-term derivative loss	(307)	-	(307)
(b) Inventories carried at market(2)	11,208	-	11,208
(c) Interest rate swap(3)	(467)	-	(467)
(d) Forward foreign currency contracts(4)	(554)	-	(554)
(e) Embedded foreign currency derivatives(1)
Unrealized short-term derivative gain	317	-	317
Unrealized short-term derivative loss	(837)	-	(837)

SUNOPTA INC.	31	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains. These derivative instruments are not designated as hedging instruments. For the quarter and three quarters ended October 1, 2011, a $36 loss and $3,272 gain has been recorded in cost of goods sold on the consolidated statement of operations related to changes in the fair value of these derivatives.

At October 1, 2011, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows:

		Number of bushels
		Purchase (sale)
	Corn	Soybeans
Forward commodity purchase contracts	1,650	968
Forward commodity sale contracts	(585)	(780)
Commodity futures contracts	(1,318)	(1,052)

In addition to the notional corn and soybean open futures and forward purchase and sale contracts noted above, the Company also had open forward contracts to sell 40 lots of cocoa at October 1, 2011.

(b)       Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the consolidated statements of operations. At October 1, 2011, the Company had 51 bushels of commodity corn and 870 bushels of commodity soybeans, in inventories carried at market.

(c)       Interest rate swap

SUNOPTA INC.	32	October 1, 2011 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the three quarters ended October 1, 2011 and October 2, 2010
Unaudited
(Expressed in thousands of U.S. dollars, except per share amounts)

Opta Minerals entered into an interest rate swap to minimize its exposure to interest rate risk. A notional amount of Cdn $17,200 (U.S. – $16,657) of floating rate debt was effectively converted to fixed rate debt at a rate of 5.25% for the period August 2008 to August 2012. At each period end, management calculates the mark-to-market fair value using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current mark-to-market position. The mark-to-market gain or loss is placed in level 2 of the fair value hierarchy. The interest rate swap is designated as a cash flow hedge for accounting purposes and accordingly, gains and losses on changes in the fair value of the interest rate swap are included in other comprehensive earnings on the consolidated statements of operations. For the quarter and three quarters ended October 1, 2011, a $97 gain (net of income taxes of $40) and $292 gain (net of income taxes of $126) have been recorded in other comprehensive earnings due to the change in fair value for this derivative.

(d)       Foreign forward currency contracts

As part of its risk management strategy, the Company enters into foreign forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. These forward foreign exchange contracts represent economic hedges and are not designated as hedging instruments. At October 1, 2011 the Company had open forward foreign exchange contracts with a notional value of Cdn $6,740, € 9,239 and $9,516 that resulted in an unrealized loss of $554 which is included in foreign exchange (loss) gain on the consolidated statements of operations.

(e)       Embedded foreign currency derivatives

A foreign subsidiary of the Company enters into a number of purchase and sale contracts that are subject to currency risk, which can modify the cash flows of the contract due to movements in foreign currencies. Certain of these purchase and sale contracts contain embedded foreign currency derivatives, such that the currency risk component can be separate from the purchase or sale component. The fair value of these derivatives is measured based on the forward foreign exchange rate at October 1, 2011. These embedded derivatives are placed in level 2 of the fair value hierarchy, as the inputs used in determining the fair value are derived from and corroborated by observable market data.

At October 1, 2011, the notional amounts of open purchase and sale contracts containing embedded derivatives were as follows:

$
Open purchase contracts	16,596
Open sale contracts	6,602

16. Comparative balances

The Company has reclassified comparative balances on the consolidated statement of operations for the quarter and three quarters ended October 2, 2010 to conform to the current year’s presentation. The comparative balance for cost of goods sold has been increased by $702 and $2,894 for the quarter and three quarters ended October 2, 2010, respectively, reflecting the amount of warehousing and distribution (“W&D”) expenses that were previously disclosed on a separate line item in the consolidated statement of operations. Total W&D costs for the quarter and three quarters ended October 1, 2011 was $1,036 and $3,322, respectively. The comparative reclassification did not have an impact on earnings, net assets, shareholder’s equity or cash and cash equivalents.

SUNOPTA INC.	33	October 1, 2011 10-Q

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

All financial numbers presented in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are expressed in thousands of U.S. dollars, unless otherwise noted.

Significant Developments During the Quarter Ended October 1, 2011

On October 12, 2011, we appointed Robert McKeracher Vice President and Chief Financial Officer. Mr. McKeracher joined SunOpta in 2007 and has served as Vice President of Financial Reporting since 2008. Mr. McKeracher is a Chartered Accountant and has a Bachelor of Commerce Degree from the University of Toronto. Mr. McKeracher will report to Steve Bromley, President and Chief Executive Officer. He will also be responsible for the Company's financial affairs and reporting activities, including operational and external financial reporting and control, banking, treasury and tax. He will also have a key role in investor relations and strategic corporate development.

Also on October 12, 2011, we appointed John Ruelle Vice President and Chief Administrative Officer. Mr. Ruelle joined SunOpta in 2007 and since that time has served as Chief Financial Officer and Vice President of Finance & Administration for the SunOpta Grains and Foods Group. Mr. Ruelle has a BS in Accounting and Finance from St. John University and was a Certified Public Accountant (CPA) with Larson Allen LLP, a Minneapolis-based public accounting firm. Mr. Ruelle will report to Steve Bromley, President and Chief Executive Officer. He will also be responsible for Human Resources and Organizational Development, Information Technology, Shared Administrative Services, Insurance and Operational Legal Management.

On September 29, 2011, we announced plans to further expand our vertically integrated non-dairy beverage processing and packaging capabilities at our Modesto, California facility. The expansion will include the addition of further processing technologies which are expected to leverage existing packaging capabilities at the operation. The expansion is expected to increase the capacity at the Modesto plant by approximately 40%, and increase the Company's overall aseptic non-dairy beverage and broth capacity by approximately 10%. Once this capacity expansion is completed, the Company expects to have production capacity of between 250 and 300 million quarts of non-dairy beverages and broths, dependent upon product mix. The expansion will commence in the fourth quarter of 2011 with full capacity expected to be on-line early in the third quarter of 2012.

On September 7, 2011, we announced that the Board of Directors of Opta Minerals Inc. ("Opta Minerals") had commenced a process to identify and review strategic alternatives to enhance shareholder value. SunOpta owns 66.4% of Opta Minerals, or approximately 64% on a fully-diluted basis. The Board of Directors of Opta Minerals has retained Canaccord Genuity Corp. to act as exclusive financial advisor in the strategic review process. Among other possibilities, the strategic review process could result in a sale of Opta Minerals, although there can be no assurance that the review of strategic alternatives will result in any specific action.

SUNOPTA INC.	34	October 1, 2011 10-Q

Operations for the quarter ended October 1, 2011 compared to the quarter ended October 2, 2010

Consolidated

	October 1, 2011	October 2, 2010	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	248,318	197,066	51,252	26.0%
Opta Minerals	24,102	20,421	3,681	18.0%

Total Revenue	272,420	217,487	54,933	25.3%

Gross Profit
SunOpta Foods	27,718	27,573	145	0.5%
Opta Minerals	5,224	5,191	33	0.6%

Total Gross Profit	32,942	32,764	178	0.5%

Operating Income
SunOpta Foods	8,564	10,257	(1,693)	-16.5%
Opta Minerals	1,606	2,792	(1,186)	-42.5%
Corporate Services	(2,556)	(2,500)	(56)	-2.2%

Total Operating Income	7,614	10,549	(2,935)	-27.8%

Other (income) expense , net	321	7,453	(7,132)	-95.7%
Goodwill impairment	-	1,654	(1,654)	-100.0%
Interest expense, net	2,033	2,036	(3)	-0.1%
Provision for income taxes	1,438	(1,053)	2,491	236.6%
Earnings from continuing operations	3,822	459	3,363	732.7%

Earnings attributable to non-controlling interests	144	643	(499)	-77.6%
Loss from discontinued operations, net of taxes	(383)	(15,616)	15,233	n/m
Gain on sale of discontinued operations, net of taxes	71	49,867	(49,796)	n/m

Earnings attributable to SunOpta Inc.	3,366	34,067	(30,701)	-90.1%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net” and "Goodwill impairment")

Revenues for the quarter ended October 1, 2011 increased by 25.3% to $272,420 from $217,487 for the quarter ended October 2, 2010. Revenues in SunOpta Foods increased by 26.0% to $248,318 and revenues in Opta Minerals increased by 18.0% to $24,102. Excluding the impact of acquisitions made late in 2010 and in the third quarter of 2011, revenues increased 14.6% during the third quarter of 2011 compared to the third quarter of 2010. The acquisitions of Dahlgren & Company, Inc., Edner of Nevada, Inc., and Lorton’s Fresh Squeezed Juices, Inc. added incremental acquisition revenues of $23,188. The underlying base growth rate for the business was approximately 8.2% after accounting for changes including movements in foreign exchange and commodity prices. The increase in revenue was due primarily to the changes in sales volume and pricing described below in “Segmented Operations Information”.

Gross profit increased $178, or 0.5% for the quarter ended October 1, 2011 to $32,942 from $32,764 for the quarter ended October 2, 2010. As a percentage of revenues, gross profit for the quarter ended October 1, 2011 was 12.1% compared to 15.1% for the quarter ended October 2, 2010, a decrease of 3.0% .. Gross profit was negatively impacted by volume declines in our fiber and fruit ingredients operations, as well as our frozen foods operation. In addition, decreased demand and unfavourable commodity prices in our sunflower operations, due mainly to competition in the international marketplace and a dramatic increase in certain raw material costs, lowered gross margin compared to the same period in 2010. These negative impacts on gross profit were partially offset by increased gross margin from a combination of higher volumes and improved efficiencies at our aseptic, healthy snacks, consumer products and international trading operations. The acquisitions of Dahlgren, Edner and Lorton’s added an incremental $818 to gross margin.

SUNOPTA INC.	35	October 1, 2011 10-Q

Selling, General and Administrative costs (“SG&A”), including intangible asset amortization, increased $2,121 to $24,394 for the quarter ended October 1, 2011 compared to $22,273 for the quarter ended October 2, 2010. The stronger Canadian dollar and Euro relative to the U.S. dollar led to a $643 increase in SG&A on foreign denominated costs compared to the same period in 2010. The remaining $1,478 is attributable to incremental SG&A added from the acquisitions of Dahlgren, Edner and Lorton’s, in addition to increased headcount in our international trading operation to support business growth, offset by lower overall compensations costs. As a percentage of revenues, SG&A and intangible asset amortization costs were 9.0% for the quarter ended October 1, 2011 compared to 10.2% for the quarter ended October 2, 2010.

Foreign exchange losses were $934 for the quarter ended October 1, 2011 as compared to gains of $58 for the quarter ended October 2, 2010. The decrease is primarily due to less favourable exchange rate movements for the Canadian dollar and the Euro relative to the U.S. dollar.

Operating income for the quarter ended October 1, 2011 decreased by $2,935, or 27.8%, to $7,614 compared to operating income of $10,549 for the quarter ended October 2, 2010 due to the factors noted above. As a percentage of revenue, operating income was 2.8% for the quarter ended October 1, 2011, compared to 4.9% for the quarter ended October 2, 2010. Further details on revenue, gross margin and operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended October 1, 2011 of $321 includes severance costs associated with business rationalization activities in our frozen foods and natural health products operations, net of a gain recognized on the recovery of an insurance claim. Other expense for the quarter ended October 2, 2010 of $7,453 reflects non-cash long-lived asset impairment charges recorded in the Fruit Group of $7,034 and $419 in other costs associated with rationalization efforts that began in fiscal 2009 and continued into 2010, primarily at our healthy snacks operation.

Interest expense for the quarter ended October 1, 2011 was $2,033 compared to $2,036 for the quarter ended October 2, 2010, a $3 decrease. Borrowing costs were lower for the quarter ended October 1, 2011 due to a lower base interest rate on funds borrowed against our syndicated bank facilities and a reduction in amortization of non-cash deferred financing fees, partially offset by higher borrowing levels on our credit lines.

Income tax provision for the quarter ended October 1, 2011 was $1,438 compared to a recovery of $1,053 for the quarter ended October 2, 2010, an increase of $2,491 as a result of increased consolidated earnings before tax. The annual effective income tax rate for 2011 is expected to be between 36% and 37%.

Earnings from continuing operations for the quarter ended October 1, 2011 were $3,822 as compared to $459 for the quarter ended October 2, 2010, a $3,363 increase. Basic and diluted earnings per share from continuing operations was $0.06 and $0.06, respectively, for the quarter ended October 1, 2011 compared to $0.00 and $0.00, respectively, for the quarter ended October 2, 2010.

Earnings attributable to non-controlling interest for the quarter ended October 1, 2011 were $144 compared to earnings of $643 for the quarter ended October 2, 2010. The $499 decrease is due to lower net earnings in our less than wholly-owned subsidiaries compared to the same period of 2010.

Loss from discontinued operations, net of taxes of $383 for the quarter ended October 1, 2011, reflect the results of operations of Colorado Sun Oil Processing LLC (“CSOP”) which was divested during the third quarter of 2011. Loss from discontinued operations, net of taxes of $15,616 for the quarter ended October 2, 2010 reflects the results of operations of the Canadian Food Distribution business and SunOpta BioProcess Inc., which were both divested in 2010, as well as the operations of CSOP.

Gain on the sale of discontinued operations, net of taxes of $71 for the quarter ended October 1, 2011, represents the after tax gain realized on the disposition of CSOP. Gain on the sale of discontinued operations, net of taxes of $49,867 for the quarter ended October 2, 2010, represents the after tax gain realized on the disposition of SunOpta BioProcess Inc. on August 31, 2010.

SUNOPTA INC.	36	October 1, 2011 10-Q

On a consolidated basis, earnings and basic and diluted earnings per share from continuing operations were $3,366, $0.05 and $0.05, respectively, for the quarter ended October 1, 2011, compared to $34,067, $0.53 and $0.52, respectively, for the quarter ended October 2, 2010.

SUNOPTA INC.	37	October 1, 2011 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Foods
For the quarter ended	October 1, 2011	October 2, 2010	Change	% Change

Revenue	248,318	197,066	51,252	26.0%
Gross Margin	27,718	27,573	145	0.5%
Gross Margin %	11.2%	14.0%		-2.8%

Operating Income	8,564	10,257	(1,693)	-16.5%
Operating Income %	3.4%	5.2%		-1.8%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net” and "Goodwill impairment")

SunOpta Foods contributed $248,318 or 91.2% of consolidated revenue for the quarter ended October 1, 2011 compared to $197,066 or 90.6% of consolidated revenues for the quarter ended October 2, 2010, an increase of $51,252. Excluding the impact of acquisitions made late in 2010 and the third quarter of 2011, revenues in SunOpta Foods increased 14.2% in the third quarter of 2011 compared to the third quarter of 2010. The acquisition of Dahlgren, Edner and Lorton’s added incremental revenues of $17,904, $4,176 and $1,108, respectively. The underlying base growth rate for the business was approximately 7.2% after accounting for changes including movements in foreign exchange and commodity prices. The table below explains the increase in revenue by group for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenue for the quarter ended October 2, 2010	$197,066
Increase in the Grains and Foods Group	35,062
Decrease in the Ingredients Group	(3,444)
Increase in the Fruit Group	2,254
Increase in the International Foods Group	17,380
Revenue for the quarter ended October 1, 2011	$248,318

Gross margin in SunOpta Foods increased by $145 for the quarter ended October 1, 2011 to $27,718, or 11.2% of revenues, compared to $27,573, or 14.0% of revenues for the quarter ended October 2, 2010. The table below explains the increase in gross margin by group for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross Margin for the quarter ended October 2, 2010	$27,573
Increase in the Grains and Foods Group	1
Decrease in the Ingredients Group	(2,148)
Decrease in the Fruit Group	(656)
Increase in the International Foods Group	2,948
Gross Margin for the quarter ended October 1, 2011	$27,718

Operating income in SunOpta Foods decreased by $1,693 for the quarter ended October 1, 2011 to $8,564 or 3.4% of revenues, compared to $10,257 or 5.2% of revenues for the quarter ended October 2, 2010. The table below explains the decrease in operating income for SunOpta Foods:

SUNOPTA INC.	38	October 1, 2011 10-Q

SunOpta Foods Operating Income Changes
Operating Income for the quarter ended October 2, 2010	$10,257
Increase in gross margin, as noted above	145
Decrease in foreign exchange losses	587
Increase in SG&A costs	(2,425)
Operating Income for the quarter ended October 1, 2011	$8,564

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains and Foods Group
For the quarter ended	October 1, 2011	October 2, 2010	Change	% Change

Revenue	121,596	86,534	35,062	40.5%
Gross Margin	10,125	10,124	1	0.0%
Gross Margin %	8.3%	11.7%		-3.4%

Operating Income	4,394	5,906	(1,512)	-25.6%
Operating Income %	3.6%	6.8%		-3.2%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net” and "Goodwill impairment")

The Grains and Foods Group contributed $121,596 in revenues for the quarter ended October 1, 2011, compared to $86,534 for the quarter ended October 2, 2010, a $35,062 or 40.5% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenue for the quarter ended October 2, 2010	$86,534
Incremental revenue from the acquisition of Dahlgren on November 8, 2010	17,904
Increase in price for commodity soy and corn as well as organic grains and grain-based food ingredients	12,097
Increased volume of aseptically packaged soymilk and alternative beverages due to new customer contracts and continued growth from existing customers	3,760
Higher volumes of organic grain, grain-based food ingredients and corn, partially offset by lower volumes of soy	1,236
Incremental revenue generated from our South African soy base operation	183
Lower volume and price for in-shell sunflower products, lower volumes of bakery kernel and other sunflower-based products, partially offset by higher pricing in the bakery kernel market	(118)
Revenue for the quarter ended October 1, 2011	$121,596

Gross margin in the Grains and Foods Group increased by $1 to $10,125 for the quarter ended October 1, 2011 compared to $10,124 for the quarter ended October 2, 2010, and the gross margin percentage decreased by 3.4% to 8.3% . The decrease in gross margin as a percentage of revenue is primarily due to unfavourable pricing in the sunflower market caused by increasing commodity costs and a large, low-cost supply of sunflower coming out of South America, as well as increased raw material costs and inefficiencies in specialty oils production, offset by improved efficiencies at our aseptic processing and packaging facilities due in part to increased volumes. The table below explains the increase in gross margin:

SUNOPTA INC.	39	October 1, 2011 10-Q

Grains and Foods Group Gross Margin Changes
Gross Margin for the quarter ended October 2, 2010	$10,124
Increased volumes of aseptically packaged soymilk and alternative beverage products as well as improved plant efficiencies	595
Incremental gross margin from the acquisition of Dahlgren on November 8, 2010	392
Increased volume of grain-based food ingredients and higher margins in our South African operations	241
Increased margins due to plant efficiencies in our roasted grains operation	108
Decreased demand for in-shell sunflower products combined with pricing pressure for in-shell and kernel products in international markets, combined with decreased plant efficiencies	(1,127)
Increased raw material and crushing costs for specialty sunflower oils	(208)
Gross Margin for the quarter ended October 1, 2011	$10,125

Operating income in the Grains and Foods Group decreased by $1,512 or 25.6% to $4,394 for the quarter ended October 1, 2011, compared to $5,906 for the quarter ended October 2, 2010. The table below explains the decrease in operating income:

Grains and Foods Group Operating Income Changes
Operating Income for the quarter ended October 2, 2010	$5,906
Increase in gross margin, as explained above	1
Incremental SG&A from the acquisition of Dahlgren on November 8, 2010	(969)
Increased corporate allocations due primarily to the Dahlgren acquisition	(479)
Increased compensation costs, utilities and insurance, offset by lower bad debt expense	(269)
Lower foreign exchange losses	204
Operating Income for the quarter ended October 1, 2011	$4,394

Looking forward, we believe the Grains and Foods business is well positioned in growing natural and organic food categories. We expect our recently announced aseptic processing and packaging expansion at our West Coast facility to continue to enhance our capacity to manufacture aseptic soy and alternative beverages. We also intend to focus our efforts on growing our sunflower and IP grains business, expanding revenues from organic ingredients and continuing to focus on value-added ingredient and packaged product offerings. We believe the acquisition of Dahlgren & Company, Inc. positions us as a global leader in the confection sunflower business with solid growth potential. We intend to pursue internal growth and acquisition opportunities that are aligned with the Group’s core business model. Additionally, the international expansion of our soy base sales via strategic relationships for procurement of product is expected to drive incremental sales volume. Our long-term target for the Grains and Foods Group is to achieve a segment operating margin of 6% to 8% which assumes we are able to secure a consistent quantity and quality of grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

Ingredients Group
For the quarter ended	October 1, 2011	October 2, 2010	Change	% Change

Revenue	13,690	17,134	(3,444)	-20.1%
Gross Margin	3,000	5,148	(2,148)	-41.7%
Gross Margin %	21.9%	30.0%		-8.1%

Operating Income	1,374	3,104	(1,730)	-55.7%
Operating Income %	10.0%	18.1%		-8.1%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net” and "Goodwill impairment")

SUNOPTA INC.	40	October 1, 2011 10-Q

The Ingredients Group contributed $13,690 in revenues for the quarter ended October 1, 2011, compared to $17,134 for the quarter ended October 2, 2010, a $3,444 or 20.1% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes
Revenue for the quarter ended October 2, 2010	$17,134
Lower customer demand for oat and soy fiber, primarily due to the loss of a significant customer in the first quarter of 2011, as well as pricing reductions due to competitive pressures	(3,206)
Lower volumes in contract manufacturing, partially offset by higher pricing	(406)
Higher customer demand for wheat brans and improved pricing on dairy blends, partially offset by lower demand for blended food ingredients	168
Revenue for the quarter ended October 1, 2011	$13,690

Gross margin in the Ingredients Group decreased by $2,148 to $3,000 for the quarter ended October 1, 2011 compared to $5,148 for the quarter ended October 2, 2010, and the gross margin percentage decreased by 8.1% to 21.9% . Lower customer demand for fiber, due mainly to the loss of a significant customer in the first quarter of 2011, and lower production efficiencies due to the decline in volume led to the decrease in gross margin and rates compared to the third quarter of 2010. The table below explains the decrease in gross margin:

Ingredients Group Gross Margin Changes
Gross Margin for the quarter ended October 2, 2010	$5,148
Lower customer demand for oat and soy fiber products, combined with plant inefficiencies due to lower production volumes, increased raw material and input costs, and price reductions in response to market pressures	(1,821)
Costs associated with the idling of a manufacturing facility in the third quarter of 2011	(187)
Lower customer demand for dairy blends and higher raw material costs for brans	(140)
Gross Margin for the quarter ended October 1, 2011	$3,000

Operating income in the Ingredients Group decreased by $1,730, or 55.7%, to $1,374 for the quarter ended October 1, 2011, compared to $3,104 for the quarter ended October 2, 2010. The table below explains the decrease in operating income:

Ingredients Group Operating Income Changes
Operating Income for the quarter ended October 2, 2010	$3,104
Decrease in gross margin, as explained above	(2,148)
Decrease in compensation costs, primarily bonus expense	308
Decrease in spending on professional fees, combined with lower spending on general office costs	110
Operating Income for the quarter ended October 1, 2011	$1,374

Looking forward, we intend to continue to concentrate on growing the Ingredients Group’s fiber portfolio and customer base through product and process innovation and diversification of both soluble and insoluble fiber applications. Replacing volume lost early in 2011 as a result of a significant customer changing to an alternative fiber product is a significant focus of the Group. We intend to also focus on maintaining the continuous improvement culture of the Ingredients Group to further increase capacity utilization, reduce costs, and sustain margins. Our long-term target for the Ingredients Group is to realize segment operating margins of 12% to 15%. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs, increased competition, loss of key customers, an inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	41	October 1, 2011 10-Q

Fruit Group
For the quarter ended	October 1, 2011	October 2, 2010	Change	% Change

Revenue	35,498	33,244	2,254	6.8%
Gross Margin	3,604	4,260	(656)	-15.4%
Gross Margin %	10.2%	12.8%		-2.6%

Operating Income	346	853	(507)	-59.4%
Operating Income %	1.0%	2.6%		-1.6%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net” and "Goodwill impairment")

The Fruit Group contributed $35,498 in revenues for the quarter ended October 1, 2011, compared to $33,244 for the quarter ended October 2, 2010, a $2,254 or 6.8% increase. The table below explains the increase in revenue:

Fruit Group Revenue Changes
Revenue for the quarter ended October 2, 2010	$33,244
Incremental revenue from the acquisition of Edner on December 14, 2010	4,176
Higher volume as a result of new customers, increased demand and improved sales efforts in our Healthy Snacks operations, partially offset by reduced pricing to drive volume gains	1,724
Lower volume of industrial fruit ingredients due primarily to decreased demand and the loss of a significant customer	(3,488)
Lower volumes of industrial and food service products in our Frozen Foods operations, primarily offset by improved pricing on retail offerings	(158)
Revenue for the quarter ended October 1, 2011	$35,498

Gross margins in the Fruit Group decreased by $656 to $3,604 for the quarter ended October 1, 2011 compared to $4,260 for the quarter ended October 2, 2010, and the gross margin percentage decreased by 2.6% to 10.2% . The decrease in gross margin as a percentage of revenue is due to higher material costs in our Frozen Foods operations, higher labour and raw material costs in our Healthy Snacks operations and reduced production efficiencies due to lower volume at our Fruit Ingredient operations. The table below explains the decrease in gross margin:

Fruit Group Gross Margin Changes
Gross Margin for the quarter ended October 2, 2010	$4,260
Reduced volume at our Fruit Ingredient operations	(957)
Lower production volumes and higher material costs, partially offset by lower storage, freight, and brokerage costs in our Frozen Foods operations	(268)
Incremental gross margin from acquisition of Edner on December 14, 2010	291
Higher contribution due to increased volume at our Healthy Snacks operations	278
Gross Margin for the quarter ended October 1, 2011	$3,604

Operating income in the Fruit Group decreased by $507, or 59.4%, to $346 for the quarter ended October 1, 2011, compared to $853 for the quarter ended October 2, 2010. The table below explains the decrease in operating income:

SUNOPTA INC.	42	October 1, 2011 10-Q

Fruit Group Operating Income Changes
Operating Income for the quarter ended October 2, 2010	$853
Decrease in gross margin, as explained above	(656)
Incremental SG&A expenses from acquisition of Edner on December 14, 2010	(246)
Lower compensation costs due to staff reductions in our Frozen Foods operations partially offset by increased headcount in our healthy snacks operations	172
Reduced consulting and product development costs in our Fruit Ingredients operations	124
Decrease in professional fees, marketing and other general office expenses	99
Operating Income for the quarter ended October 1, 2011	$346

Looking forward, we expect improvement in margins and operating income in the Fruit Group through the growth of our fruit ingredients and healthy snacks operations, and from continued efforts to streamline the Frozen Foods operations. We believe the sale of our Mexican frozen fruit assets and the decision to enter into a strategic raw material supply agreement to service our growing mix of value added retail offerings will help enhance the margins of the group. We remain customer focused and continue to explore new ways to bring value added product offerings and processes to market, such as the Garden Green Garbanzo™. We also intend to continue to explore opportunities to improve operating efficiencies. A new aseptic packaging line in our fruit ingredient division is expected to increase capacity and drive incremental volumes and cost savings when completed during the fourth quarter of 2011. The acquisition of Edner of Nevada, Inc. significantly enhances the Group’s snack operations and is expected to provide a platform for future growth. Long term we are targeting 6% to 8% operating margins from the Fruit Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

International Foods Group
For the quarter ended	October 1, 2011	October 2, 2010	Change	% Change

Revenue	77,534	60,154	17,380	28.9%
Gross Margin	10,989	8,041	2,948	36.7%
Gross Margin %	14.2%	13.4%		0.8%

Operating Income	2,450	394	2,056	521.8%
Operating Income %	3.2%	0.7%		2.5%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net” and "Goodwill impairment")

The International Foods Group contributed $77,534 in revenues for the quarter ended October 1, 2011, compared to $60,154 for the quarter ended October 2, 2010, a $17,380 or a 28.9% increase. The table below explains the increase in revenue:

International Foods Group Revenue Changes
Revenue for the quarter ended October 2, 2010	$60,154
Higher customer demand for natural and organic commodities such as processed and frozen fruits and vegetables, sweeteners, sesame, nuts and dried fruit, cocoa, oranges, feed ingredients, partially offset by lower volume of coffee	7,042
Favourable impact on revenues due to the stronger Canadian dollar and stronger Euro relative to the U.S. dollar	4,703
Increased volume of consumer packaged products driven primarily by our beverage category including low-calorie lemonade, electrolyte water and orange juice	2,965
Increased commodity prices for coffee beans, cocoa, nuts and dried fruit, frozen fruits and vegetables	2,072
Incremental revenue due to the acquisition of Lorton's on August 8, 2011	1,108
Increase in brokerage operations as certain revenues were reported on a net basis rather than gross in the same period in prior year	304
Decline in volume of shipments of both branded and distributed natural health products to the food, drug and mass channel due to the delisting of certain products and lost distribution	(814)
Revenue for the quarter ended October 1, 2011	$77,534

SUNOPTA INC.	43	October 1, 2011 10-Q

Gross margins in the International Foods Group increased by $2,948 to $10,989 for the quarter ended October 1, 2011 compared to $8,041 for the quarter ended October 2, 2010, and the gross margin percentage increased by 0.8% to 14.2% . The increase in margin rate was due primarily to improved commodity pricing for organic ingredients and a favourable shift in sales mix towards higher margin branded and distributed natural health products, in addition to decreased warehousing and distribution costs. The table below explains the increase in gross margin:

International Foods Group Gross Margin Changes
Gross Margin for the quarter ended October 2, 2010	$8,041
Higher volumes of natural and organic commodities such as processed and frozen fruits and vegetables, sweeteners, nuts and dried fruit and oranges, combined with improved commodity pricing	1,854
Favourable impact on margin due to the stronger Canadian dollar and stronger Euro relative to the U.S. dollar	665
Increased volume of consumer packaged products, primarily in the beverage category	281
Favourable sales mix of both branded and distributed natural health products and lower warehousing and distribution costs	148
Gross Margin for the quarter ended October 1, 2011	$10,989

Operating income in the International Foods Group increased by $2,056, or 521.8%, to $2,450 for the quarter ended October 1, 2011, compared to $394 for the quarter ended October 2, 2010. The table below explains the increase in operating income:

International Foods Group Operating Income Changes
Operating Income for the quarter ended October 2, 2010	$394
Increase in gross margin, as explained above	2,948
Decreased foreign exchange losses	430
Decrease in SG&A due to the closure of the brokerage office located in Chicago, Illinois	222
Higher compensation expense due primarily to our European operations, partially offset by savings in our Food Service operations	(592)
Unfavourable impact of a stronger Canadian dollar and Euro relative to the U.S. dollar, on foreign denominated SG&A	(447)
Increase in marketing and advertising costs primarily in our natural health products operations	(341)
Increase in office supplies, depreciation and corporate management fees, partially offset by reductions in other general office costs	(164)
Operating Income for the quarter ended October 1, 2011	$2,450

SUNOPTA INC.	44	October 1, 2011 10-Q

Looking forward, the International Foods Group is focused on leveraging its sourcing, supply, processing and distribution expertise to grow its portfolio of organic ingredients as well as to expand its range of consumer and natural health product offerings. We intend to continue to expand our operating platform into the processing and manufacturing of products in order to enhance value to our customer base. Long-term group operating margins are targeted at 5% to 6% of revenues, which is expected to be achieved through a combination of sourcing, pricing and product development strategies. We also intend to strive to foster an environment of continuous improvement to help forward and backward integrate where opportunities exist, expand our processing expertise and increase our value-added capabilities. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavourable fluctuations in foreign exchange, reduced demand for natural and organic ingredients, increased competition, delayed synergies, as well as our inability to realize our particular strategic expansion goals, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

Opta Minerals
For the quarter ended	October 1, 2011	October 2, 2010	Change	% Change

Revenue	24,102	20,421	3,681	18.0%
Gross Margin	5,224	5,191	33	0.6%
Gross Margin %	21.7%	25.4%		-3.7%

Operating Income	1,606	2,792	(1,186)	-42.5%
Operating Income %	6.7%	13.7%		-7.0%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net” and "Goodwill impairment")

Opta Minerals contributed $24,102 in revenues for the quarter ended October 1, 2011, compared to $20,421 for the quarter ended October 2, 2010, a $3,681 or an 18.0% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenue for the quarter ended October 2, 2010	$20,421
Increased volume of mill and foundry products as a result of global increase in demand for steel	4,130
Decreased volumes and selling prices of abrasives and other industrial mineral products and services	(449)
Revenue for the quarter ended October 1, 2011	$24,102

Gross margin for Opta Minerals increased by $33 to $5,224 for the quarter ended October 1, 2011 compared to $5,191 for the quarter ended October 2, 2010, and the gross margin percentage decreased by 3.7% to 21.7% . The decrease in gross margin as a percentage of revenue was due primarily to product mix and increased raw material and plant costs due to safety-related repairs and maintenance and higher labour costs. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the quarter ended October 2, 2010	$5,191
Increased contribution from mill and foundry products servicing the steel industry due to higher demand, partially offset by higher labour costs due to increased volume	695
Impact of reduced volume and selling prices and increased raw material and plant costs, including safety-related repairs and maintenance in abrasive products	(662)
Gross Margin for the quarter ended October 1, 2011	$5,224

Operating income for Opta Minerals decreased by $1,186, or 42.5%, to $1,606 for the quarter ended October 1, 2011, compared to $2,792 for the quarter ended October 2, 2010. The table below explains the decrease in operating income:

SUNOPTA INC.	45	October 1, 2011 10-Q

Opta Minerals Operating Income Changes
Operating Income for the quarter ended October 2, 2010	$2,792
Increase in gross margin, as explained above	33
Decrease in foreign exchange gains	(1,255)
Decrease in compensation costs and bad debt expense, offset by higher general office costs	36
Operating Income for the quarter ended October 1, 2011	$1,606

Opta Minerals continues to develop and introduce new products into the marketplace, and is focused on leveraging the global platform that has been put in place both to drive these new products and to improve efficiencies. Opta Minerals continues to expand in core North American and European markets and, during 2009, Opta Minerals restructured operations to address the economic downturn at that time. We believe Opta Minerals is well positioned for continued future profitability based on its global platform and new product development strategies. Opta Minerals recently expanded its abrasives processing operations in Texas and Florida to better serve the Southern U.S. markets. We own 66.4% of Opta Minerals and segment operating income is presented prior to minority interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdowns in the economy, or delays in bringing new products and operations completely online, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

Corporate Services
For the quarter ended	October 1, 2011	October 2, 2010	Change	% Change

Operating Loss	(2,556)	(2,500)	(56)	-2.2%

Operating loss is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”

Operating loss at Corporate Services increased by $56 to $2,556 for the quarter ended October 1, 2011, from losses of $2,500 for the quarter ended October 2, 2010. The table below explains the increase in operating loss:

Corporate Services Operating Income Changes
Operating Loss for the quarter ended October 2, 2010	($2,500)
Increase in foreign exchange losses	(324)
Increased professional fees primarily due to increased tax and IT consulting, recruitment fees, and other general office costs	(208)
Increase in SG&A costs due to the strengthened Canadian Dollar causing Canadian borne expenses to be more costly when translated into U.S. Dollars	(196)
Increase in compensation costs, primarily related to increased benefits costs and higher stock-based compensation offset by lower bonus expense	(91)
Increase in corporate management fees that are allocated to SunOpta operating groups	690
Lower depreciation expense due to certain corporate assets reaching the end of their estimated useful lives	73
Operating Loss for the quarter ended October 1, 2011	($2,556)

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

SUNOPTA INC.	46	October 1, 2011 10-Q

Operations for the three quarters ended October 1, 2011 compared to the three quarters ended October 2, 2010

Consolidated

	October 1,	October 2,
	2011	2010	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	753,067	608,234	144,833	23.8%
Opta Minerals	70,495	59,493	11,002	18.5%

Total Revenue	823,562	667,727	155,835	23.3%

Gross Profit
SunOpta Foods	86,405	90,621	(4,216)	-4.7%
Opta Minerals	15,833	15,174	659	4.3%

Total Gross Profit	102,238	105,795	(3,557)	-3.4%

Operating Income
SunOpta Foods	28,091	35,552	(7,461)	-21.0%
Opta Minerals	6,216	6,224	(8)	-0.1%
Corporate Services	(6,422)	(8,631)	2,209	25.6%

Total Operating Income	27,885	33,145	(5,260)	-15.9%

Other (income) expense, net	(2,506)	8,812	(11,318)	-128.4%
Goodwill impairment	-	1,654	(1,654)	-100.0%
Interest expense, net	6,537	7,625	(1,088)	-14.3%
Provision for income taxes	8,566	3,277	5,289	161.4%
Earnings from continuing operations	15,288	11,777	3,511	29.8%

Earnings attributable to non-controlling interests	1,523	1,211	312	n/m
Loss from discontinued operations, net of taxes	(988)	(15,096)	14,108	n/m
Gain on sale of discontinued operations, net of taxes	71	63,676	(63,605)	n/m

Earnings attributable to SunOpta Inc.	12,848	59,146	(46,298)	-78.3%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net” and "Goodwill impairment")

Revenues for the three quarters ended October 1, 2011 increased by 23.3% to $823,562 from $667,727 for the three quarters ended October 2, 2010. Revenues in SunOpta Foods increased by 23.8% to $753,067 and revenues in Opta Minerals increased by 18.5% to $70,495. Excluding the impact of acquisitions made late in 2010 and in the third quarter of 2011, revenues increased 12.5% during the first three quarters of 2011. The acquisitions of Dahlgren, Edner and Lorton’s added incremental acquisition revenues of $72,145. The underlying base growth rate for the business was approximately 7.5% after accounting for changes including movements in foreign exchange and commodity prices. The increase in revenue was due primarily to the changes in sales volume and pricing described below in “Segmented Operations Information”.

Gross profit decreased $3,557, or 3.4%, for the three quarters ended October 1, 2011 to $102,238 from $105,795 for the three quarters ended October 2, 2010. As a percentage of revenues, gross profit for the three quarters ended October 1, 2011 was 12.4% compared to 15.8% for the three quarters ended October 2, 2010, a decrease of 3.4% . Within SunOpta Foods, gross profit was negatively impacted by decreased demand and unfavourable commodity prices in our sunflower operations, due mainly to competition in the international marketplace. Additionally, volume declines at our frozen foods operation, our fiber and fruit ingredients operations, and at our natural health products operation all contributed to the decline in gross profit compared to the same period in 2010. Partially offsetting these negative impacts on gross profit, we realized increased gross profit from a combination of higher volumes and improved efficiencies at our aseptic, healthy snacks, and international foods operations. The acquisitions of Dahlgren, Edner and Lorton’s added an incremental $3,844 to gross profit. Also offsetting the decrease in SunOpta Foods gross profit was increased gross profit at Opta Minerals of $659 due to the continued rebound in the steel industry.

SUNOPTA INC.	47	October 1, 2011 10-Q

Selling, General and Administrative costs including intangible asset amortization decreased $803 to $73,341 for the three quarters ended October 1, 2011 compared to $74,144 for the three quarters ended October 2, 2010. The acquisitions of Dahlgren, Edner and Lorton’s added an incremental $3,466 of SG&A, and the stronger Canadian dollar and Euro relative to the U.S. dollar led to a $1,837 increase in SG&A on foreign denominated costs compared to the same period of 2010. Excluding the impacts of acquisitions and foreign exchange, SG&A spending within the base business decreased $6,106 mainly as a result of lower marketing costs in support of our branded natural health products, and lower overall compensation costs due in part to headcount reductions made in 2010 at our frozen foods and natural health products operations, lower professional fees, lower stock-based compensation and bonuses, and less spending on other corporate overhead costs. Offsetting these decreases are headcount increases in our international foods and healthy snacks operations in support of business growth. As a percentage of revenues, SG&A costs and intangible asset amortization costs were 8.9% for the three quarters ended October 1, 2011 compared to 11.1% for the three quarters ended October 2, 2010.

Foreign exchange losses were $1,012 for the three quarters ended October 1, 2011 as compared to gains of $1,494 for the three quarters ended October 2, 2010. The decrease was primarily due to unfavourable exchange rate movements for the Euro and Canadian dollar relative to the U.S. dollar.

Operating income for the three quarters ended October 1, 2011 decreased by $5,260 to $27,885 compared to operating income of $33,145 for the three quarters ended October 2, 2010 due to the factors noted above. As a percentage of revenue, operating income was 3.4% for the three quarters ended October 1, 2011, compared to 5.0% for the three quarters ended October 2, 2010. Further details on revenue, gross margins and operating income variances are provided below under “Segmented Operations Information”.

Other income for the three quarters ended October 1, 2011 of $2,506 includes the gains recognized on the sales of our frozen foods assets located in Mexico, a gain recognized on the settlement of a lawsuit and a reduction in accrued contingent consideration relating to the acquisition of Dahlgren, offset by rationalization costs associated within the Fruit Group, International Foods Group and Corporate Services segments. Other expense for the three quarters ended October 2, 2010 of $7,453 reflects costs associated with long-lived asset impairment charges recorded in the Fruit Group of $7,034 and $1,778 of severance and other period costs expensed as incurred due to rationalization efforts that began in fiscal 2009 and continued into 2010, as well as the rationalization efforts at our natural health products operation which began in the second quarter of 2010. In addition, a non–cash impairment charge of $139 was recorded to write-off certain long-lived assets in our Ingredients Group.

Interest expense for the three quarters ended October 1, 2011 was $6,537 compared to $7,625 for the three quarters ended October 2, 2010, a $1,088 decrease. Borrowing costs were lower for the three quarters ended October 1, 2011 due to lower debt levels outstanding on our real estate and machinery and equipment term loan facilities, a lower base interest rate on borrowed funds as compared to the same period of 2010, and a reduction of non-cash amortization of deferred financing fees, partially offset by higher borrowed amounts on our credit lines.

Income tax provision for the three quarters ended October 1, 2011 was $8,566, or 35.9% of earnings before taxes, as compared to $3,277, or 27.0% for the three quarters ended October 2, 2010. The increase of $5,289 is due to higher earnings from continuing operations before income taxes in the current period and timing of the realization of tax benefits. The expected annual effective income tax rate for 2011 is between 36% and 37%.

Earnings from continuing operations for the three quarters ended October 1, 2011 were $15,288 as compared to $11,777 for the three quarters ended October 2, 2010, a $3,511 or 29.8% increase. Basic and diluted earnings per share from continuing operations was $0.21 and $0.21, respectively, for the three quarters ended October 1, 2011 compared to $0.16 and $0.16, respectively, for the three quarters ended October 2, 2010.

Earnings attributable to non-controlling interests for the three quarters ended October 1, 2011 were $1,523 compared to earnings of $1,211 for the three quarters ended October 2, 2010. The $312 increase is due to increased net earnings in our less than wholly-owned subsidiaries.

SUNOPTA INC.	48	October 1, 2011 10-Q

Loss from discontinued operations, net of taxes of $988 for the three quarters ended October 1, 2011 reflects the results of operations of CSOP, which was divested during the third quarter of 2011. Loss from discontinued operations, net of income taxes in the first three quarters of 2010, reflect the results of operations from the Canadian Food Distribution business and SunOpta BioProcess Inc., which were divested on June 11, 2010 and August 31, 2010, respectively.

Gain on sale of discontinued operations, net of taxes of $71 for the three quarters ended October 1, 2011, represents the after-tax gain realized on the disposal of CSOP. Gain on sale of discontinued operations, net of taxes of $63,676 represents the gains realized on the sale of the Canadian Food Distribution business and the disposition of SunOpta BioProcess Inc., which occurred on June 11, 2010 and August 31, 2010, respectively.

On a consolidated basis, earnings and basic and diluted earnings per share were $12,848, $0.20 and $0.20 respectively, for the three quarters ended October 1, 2011, compared to $59,146, $0.91 and $0.90, respectively, for the three quarters ended October 2, 2010.

SUNOPTA INC.	49	October 1, 2011 10-Q

Segmented Operations Information

(Note: Certain prior year figures have been adjusted to conform with current year presentation and segmented reporting.)

SunOpta Foods
For the three quarters ended	October 1, 2011	October 2, 2010	Change	% Change

Revenue	753,067	608,234	144,833	23.8%
Gross Margin	86,405	90,621	(4,216)	-4.7%
Gross Margin %	11.5%	14.9%		-3.4%

Operating Income	28,091	35,552	(7,461)	-21.0%
Operating Income %	3.7%	5.8%		-2.1%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net” and "Goodwill impairment")

SunOpta Foods contributed $753,067 or 91.4% of consolidated revenue for the three quarters ended October 1, 2011 compared to $608,234 or 91.1% of consolidated revenues for the three quarters ended October 2, 2010, a $144,833 increase. Excluding the impact of acquisitions made late in 2010 and in the third quarter of 2011, revenues in SunOpta Foods increased 12.0% during the first three quarters of 2011. The acquisition of Dahlgren, Edner and Lorton’s added incremental revenues of $61,277, $9,760 and $1,108, respectively. The underlying base growth rate for the business was approximately 6.6% after accounting for changes including movements in foreign exchange and commodity prices. The table below explains the increase in revenue by group for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenue for the three quarters ended October 2, 2010	$608,234
Increase in the Grains and Foods Group	104,898
Decrease in the Ingredients Group	(9,567)
Increase in the Fruit Group	1,070
Increase in the International Foods Group	48,432
Revenue for the three quarters ended October 1, 2011	$753,067

Gross margin in SunOpta Foods decreased by $4,216 for the three quarters ended October 1, 2011 to $86,405, or 11.5% of revenues, compared to $90,621, or 14.9% of revenues for the three quarters ended October 2, 2010. The table below explains the decrease in gross margin by group for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross Margin for the three quarters ended October 2, 2010	$90,621
Increase in the Grains and Foods Group	167
Decrease in the Ingredients Group	(6,893)
Decrease in the Fruit Group	(4,359)
Increase in the International Foods Group	6,869
Gross Margin for the three quarters ended October 1, 2011	$86,405

Operating income in SunOpta Foods decreased by $7,461 for the three quarters ended October 1, 2011 to $28,091 or 3.7% of revenues, compared to $35,552 or 5.8% of revenues for the three quarters ended October 2, 2010. The table below explains the decrease in operating income for SunOpta Foods:

SUNOPTA INC.	50	October 1, 2011 10-Q

SunOpta Foods Operating Income Changes
Operating Income for the three quarters ended October 2, 2010	$35,552
Decrease in gross margin, as explained above	($4,216)
Decrease in foreign exchange gains	(791)
Increase in SG&A costs	(2,454)
Operating Income for the three quarters ended October 1, 2011	$28,091

Further details on revenue, gross margins and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains & Foods Group
For the three quarters ended	October 1, 2011	October 2, 2010	Change	% Change

Revenue	361,971	257,073	104,898	40.8%
Gross Margin	33,055	32,888	167	0.5%
Gross Margin %	9.1%	12.8%		-3.7%

Operating Income	15,962	19,190	(3,228)	-16.8%
Operating Income %	4.4%	7.5%		-3.1%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net” and "Goodwill impairment")

The Grains and Foods Group contributed $361,971 in revenues for the three quarters ended October 1, 2011, compared to $257,073 for the three quarters ended October 2, 2010, a $104,898 or 40.8% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenue for the three quarters ended October 2, 2010	$257,073
Incremental revenue from the acquisition of Dahlgren on November 8, 2010	61,277
Increase in price for commodity soy and corn as well as organic grains and grain-based food ingredients	29,987
Increased volume of aseptically packaged soymilk and alternative beverages due to new customer contracts and continued growth from existing customers	13,182
Higher volumes of organic grain, grain-based food ingredients and corn, partially offset by lower volumes of soy	8,890
Incremental revenue generated from our South African soy base operation	490
Lower volume and price for in-shell sunflower products, lower volumes of bakery kernel and other sunflower-based products, partially offset by higher pricing in the bakery kernel market	(8,081)
Lower volumes at our roasted grains operation	(847)
Revenue for the three quarters ended October 1, 2011	$361,971

Gross margin in the Grains and Foods Group increased by $167 to $33,055 for the three quarters ended October 1, 2011 compared to $32,888 for the three quarters ended October 2, 2010, and the gross margin percentage decreased by 3.7% to 9.1% . The decrease in gross margin as a percentage of revenue is primarily due to unfavourable pricing in the sunflower market caused by increasing commodity costs and a large, low-cost supply of sunflower coming out of South America, as well as increased raw material costs and inefficiencies in specialty oils production, offset by improved efficiencies at our aseptic processing and packaging facilities due in part to increased volumes. The table below explains the increase in gross margin:

SUNOPTA INC.	51	October 1, 2011 10-Q

Grains and Foods Group Gross Margin Changes
Gross Margin for the three quarters ended October 2, 2010	$32,888
Incremental gross margin from the acquisition of Dahlgren on November 8, 2010	3,418
Increased volumes of aseptically packaged soymilk and alternative beverage and broth products as well as improved plant efficiencies	3,300
Increased volumes of grain-based food ingredients, higher margins in our South African operation and improved efficiencies in our roasted grains operation	1,040
Decreased demand for in-shell sunflower products, and pricing pressure for in-shell and kernel products in international markets, combined with decreased plant efficiencies	(6,553)
Increased raw material and crushing costs for specialty sunflower oils	(1,038)
Gross Margin for the three quarters ended October 1, 2011	$33,055

Operating income in the Grains and Foods Group decreased by $3,228, or 16.8%, to $15,962 for the three quarters ended October 1, 2011, compared to $19,190 for the three quarters ended October 2, 2010. The table below explains the decrease in operating income:

Grains and Foods Group Operating Income Changes
Operating Income for the three quarters ended October 2, 2010	$19,190
Increase in gross margin, as explained above	167
Incremental SG&A from the acquisition of Dahlgren on November 8, 2010	(2,675)
Increase in corporate cost allocations due primarily to Dahlgren acquisition	(1,443)
Lower foreign exchange losses	401
Lower bad debt expense, compensation costs and other general office expenses, offset by higher utilities and insurance	322
Operating Income for the three quarters ended October 1, 2011	$15,962

Ingredients Group
For the three quarters ended	October 1, 2011	October 2, 2010	Change	% Change

Revenue	43,365	52,932	(9,567)	-18.1%
Gross Margin	9,323	16,216	(6,893)	-42.5%
Gross Margin %	21.5%	30.6%		-9.1%

Operating Income	4,168	10,322	(6,154)	-59.6%
Operating Income %	9.6%	19.5%		-9.9%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net” and "Goodwill impairment")

The Ingredients Group contributed $43,365 in revenues for the three quarters ended October 1, 2011, compared to $52,932 for the three quarters ended October 2, 2010, a $9,567 or 18.1% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes
Revenue for the three quarters ended October 2, 2010	$52,932
Lower customer demand for oat and soy fiber, primarily due to the loss of a significant customer in the first quarter of 2011	(8,160)
Lower customer demand for blended food ingredients, particularly for dairy blends, partially offset by higher demand for wheat brans	(811)
Lower volumes in contract manufacturing, partially offset by higher pricing	(596)
Revenue for the three quarters ended October 1, 2011	$43,365

SUNOPTA INC.	52	October 1, 2011 10-Q

The Ingredients Group gross margin decreased by $6,893 to $9,323 for the three quarters ended October 1, 2011 compared to $16,216 for the three quarters ended October 2, 2010, and the gross margin percentage decreased by 9.1% to 21.5% . Lower customer demand for fiber, due in part to the loss of a significant customer in the first quarter of 2011, reduced selling prices and higher inefficiencies due to the lower production volumes led to the decrease in gross margin and gross margin rates. The table below explains the decrease in gross margin:

Ingredients Group Gross Margin Changes
Gross Margin for the three quarters ended October 2, 2010	$16,216
Lower customer demand for oat and soy fiber products and reduced selling prices, combined with plant inefficiencies due to lower production volumes, increased raw material and input costs, and price reductions in response to market pressures	(5,722)
Costs associated with the idling of a fiber facility for a large portion of 2011	(694)
Lower production volumes resulting in decreased efficiencies in dairy blends due to lower customer demand, as well as higher raw material costs for brans	(582)
Improved pricing and product mix related to contract manufacturing, partially offset by lower production volumes and costs absorbed due to scheduled down time in the first quarter of 2011	105
Gross Margin for the three quarters ended October 1, 2011	$9,323

Operating income in the Ingredients Group decreased by $6,154, or 59.6%, to $4,168 for the three quarters ended October 1, 2011, compared to $10,322 for the three quarters ended October 2, 2010. The table below explains the decrease in operating income:

Ingredients Group Operating Income Changes
Operating Income for the three quarters ended October 2, 2010	$10,322
Decrease in gross margin, as explained above	(6,893)
Increased spending on research and product development, bad debt expense and other general office costs	(178)
Decrease in compensation costs, primarily bonus expense, due to lower operating results in the current year	764
Decreased professional fees	153
Operating Income for the three quarters ended October 1, 2011	$4,168

Fruit Group
For the three quarters ended	October 1, 2011	October 2, 2010	Change	% Change

Revenue	114,185	113,115	1,070	0.9%
Gross Margin	10,883	15,242	(4,359)	-28.6%
Gross Margin %	9.5%	13.5%		-4.0%

Operating Income	517	4,121	(3,604)	-87.5%
Operating Income %	0.5%	3.6%		-3.1%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net” and "Goodwill impairment")

SUNOPTA INC.	53	October 1, 2011 10-Q

The Fruit Group contributed $114,185 in revenues for the three quarters ended October 1, 2011, compared to $113,115 for the three quarters ended October 2, 2010, a $1,070 or 0.9% increase. The table below explains the increase in revenue:

Fruit Group Revenue Changes
Revenue for the three quarters ended October 2, 2010	$113,115
Lower volume of industrial fruit ingredients due primarily to decreased demand and the loss of a significant customer	(10,997)
Lower volumes of retail, industrial and food service offerings in our Frozen Foods operations, partially offset by improved pricing on retail offerings	(3,753)
Incremental revenue from the acquisition of Edner on December 14, 2010	9,759
Higher volume as a result of new customers, increased demand and improved sales efforts in our Healthy Snacks operations, partially offset by reduced pricing to drive volume gains	6,061
Revenue for the three quarters ended October 1, 2011	$114,185

Gross margin in the Fruit Group decreased by $4,359 to $10,883 for the three quarters ended October 1, 2011 compared to $15,242 for the three quarters ended October 2, 2010, and the gross margin percentage decreased by 4.0% to 9.5% . The decrease in gross margin as a percentage of revenue was due to the rationalization of older inventory and increased reserves in our Frozen Foods operations, higher raw material and labour costs in our Healthy Snacks operations, reduced production efficiencies due to lower volume at our Fruit Ingredient operations, offset by lower storage costs from lower inventory levels of frozen product. The table below explains the decrease in gross margin:

Fruit Group Gross Margin Changes
Gross Margin for the three quarters ended October 2, 2010	$15,242
Lower volumes, reduced plant efficiencies, and increased inventory rationalization costs, partially offset by lower storage, freight, and brokerage costs in our Frozen Foods operations	(3,596)
Reduced volume at our Fruit Ingredient operations	(2,897)
Higher contribution due to increased volumes in our Healthy Snacks operations	1,737
Incremental gross margin from acquisition of Edner on December 14, 2010	397
Gross Margin for the three quarters ended October 1, 2011	$10,883

Operating income in the Fruit Group decreased by $3,604, or 87.5%, to $517 for the three quarters ended October 1, 2011, compared to $4,121 for the three quarters ended October 2, 2010. The table below explains the decrease in operating income:

Fruit Group Operating Income Changes
Operating Income for the three quarters ended October 2, 2010	$4,121
Decrease in gross margin, as explained above	(4,359)
Incremental SG&A expense from the acquisition of Edner on December 14, 2010	(618)
Lower compensation costs due to staff reductions in our Frozen Foods operations partially offset by increased headcount and bonuses in our healthy snacks operations	687
Reduced consulting and product development costs in our Fruit Ingredients operations	497
Decrease in foreign exchange losses, professional fees, marketing and other general office and other general office expenses	189
Operating Income for the three quarters ended October 1, 2011	$517

SUNOPTA INC.	54	October 1, 2011 10-Q

International Foods Group
For the three quarters ended	October 1, 2011	October 2, 2010	Change	% Change

Revenue	233,546	185,114	48,432	26.2%
Gross Margin	33,144	26,275	6,869	26.1%
Gross Margin %	14.2%	14.2%		0.0%

Operating Income	7,444	1,919	5,525	287.9%
Operating Income %	3.2%	1.0%		2.2%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net” and "Goodwill impairment")

The International Foods Group contributed $233,546 in revenues for the three quarters ended October 1, 2011, compared to $185,114 for the three quarters ended October 2, 2010, a $48,432 or 26.2% increase. The table below explains the increase in revenue:

International Foods Group Revenue Changes
Revenue for the three quarters ended October 2, 2010	$185,114
Higher customer demand for natural and organic commodities such as processed and fruits and vegetables, oranges, sweeteners, sesame, nuts and dried fruit and coffee	26,664
Favourable impact on revenues due to the stronger Canadian dollar and stronger Euro relative to the U.S. dollar	12,985
Increased volume of consumer packaged products driven primarily by our beverage category including low-calorie lemonade, electrolyte water and orange juice	7,644
Increased commodity prices for sweeteners, coffee beans, cocoa, seeds, nuts, dried fruit and orange	7,304
Incremental revenue due to the acquisition of Lorton's on August 8, 2011	1,108
Decline in volume of shipments of both branded and distributed natural health products to the food, drug and mass channel due to the delisting of certain product and lost distribution	(6,775)
Decrease in brokerage operation due to lower volume combined with the net effect of certain revenues reported on a net basis rather than gross in the same period in prior year	(498)
Revenue for the three quarters ended October 1, 2011	$233,546

Gross margins in the International Foods Group increased by $6,869 to $33,144 for the three quarters ended October 1, 2011 compared to $26,275 for the three quarters ended October 2, 2010, and the gross margin percentage was unchanged at 14.2%. The table below explains the increase in gross margin:

International Foods Gross Margin Changes
Gross Margin for the three quarters ended October 2, 2010	$26,275
Higher volumes for natural and organic commodities such as processed and frozen fruits and vegetables, oranges, sweeteners, nuts and dried fruit and coffee beans combined with higher pricing	5,997
Favourable impact on margin due to the stronger Canadian dollar and stronger Euro relative to the U.S. dollar	1,833
Increased volume of consumer packaged products primarily in our beverage category	1,186
Lower volumes of both branded products and distributed natural health products offset by lower warehousing and distribution costs	(1,696)
Lower brokerage volumes and commissions	(451)
Gross Margin for the three quarters ended October 1, 2011	$33,144

SUNOPTA INC.	55	October 1, 2011 10-Q

Operating income in the International Foods Group increased by $5,525, or 287.9%, to $7,444 for the three quarters ended October 1, 2011, compared to $1,919 for the three quarters ended October 2, 2010. The table below explains the increase in operating income:

International Foods Group Operating Income Changes
Operating Income for the three quarters ended October 2, 2010	$1,919
Increase in gross margin, as explained above	6,869
Lower marketing and advertising costs related primarily in our natural health products operation	1,003
Decrease in SG&A due to the closure of the brokerage office located in Chicago, Illinois	907
Decrease in travel and meals, professional fees and bad debt expense, partially offset by increased costs of office supplies and other SG&A	120
Increased foreign exchange losses	(1,287)
Unfavourable impact of a stronger Canadian dollar and Euro relative to the U.S. dollar, on foreign denominated SG&A	(1,245)
Higher compensation expense due primarily to our European operations, partially offset by savings in our natural health products operation from restructuring initiatives taken in Q2 of 2010	(842)
Operating Income for the three quarters ended October 1, 2011	$7,444

Opta Minerals
For the three quarters ended	October 1, 2011	October 2, 2010	Change	% Change

Revenue	70,495	59,493	11,002	18.5%
Gross Margin	15,833	15,174	659	4.3%
Gross Margin %	22.5%	25.5%		-3.0%

Operating Income	6,216	6,224	(8)	-0.1%
Operating Income %	8.8%	10.5%		-1.7%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net” and "Goodwill impairment")

Opta Minerals contributed $70,495 in revenues for the three quarters ended October 1, 2011, compared to $59,493 for the three quarters ended October 2, 2010, an $11,002 or 18.5% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenue for the three quarters ended October 2, 2010	$59,493
Increased volume of mill and foundry products as a result of global increase in demand for steel	11,865
Decreased volumes of abrasive products and other industrial mineral products and services	(863)
Revenue for the three quarters ended October 1, 2011	$70,495

SUNOPTA INC.	56	October 1, 2011 10-Q

Gross margin for Opta Minerals increased by $659 to $15,833 for the three quarters ended October 1, 2011 compared to $15,174 for the three quarters ended October 2, 2010, and the gross margin percentage decreased by 3.0% to 22.5% . The decrease in gross margin as a percentage of revenue is due primarily to volume and selling price decreases in abrasive products combined with increased plant costs due to safety related repairs and maintenance and higher labour costs. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the three quarters ended October 2, 2010	$15,174
Increased contribution from steel and related products due to higher demand, partially offset by higher labour costs due to the increased volume	2,200
Impact of decreased volumes and reduced selling prices of abrasives and other industrial mineral products and services combined with increased plant costs including repairs and maintenance	(1,541)
Gross Margin for the three quarters ended October 1, 2011	$15,833

Operating income for Opta Minerals decreased by $8, or 0.1%, to $6,216 for the three quarters ended October 1, 2011, compared to $6,224 for the three quarters ended October 2, 2010. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating Income for the three quarters ended October 2, 2010	$6,224
Increase in gross margin, as explained above	659
Decrease in foreign exchange gains	(267)
Increase in professional fees, depreciation and other general office costs, offset by a decrease in bad debt expense	(223)
Increase in compensation and bonus	(177)
Operating Income for the three quarters ended October 1, 2011	$6,216

Corporate Services
For the three quarters ended	October 1, 2011	October 2, 2010	Change	% Change

Operating Loss	(6,422)	(8,631)	2,209	25.6%

(Operating loss is defined as “Earnings before the following” excluding the impact of “Other (income) expense, net”

Operating loss at SunOpta Corporate Services decreased by $2,209 to $6,422 for the three quarters ended October 1, 2011, from a loss of $8,631 for the three quarters ended October 2, 2010. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating Loss for the three quarters ended October 2, 2010	($8,631)
Increase in corporate management fees that are allocated to SunOpta operating groups	2,064
Decreased legal fees primarily due to a reduction in legal costs related to the restatement of financial statements included in the quarterly reports for the first three quarters of 2007	1,206
Decrease in compensation expense, primarily due to lower bonus expense and stock- based compensation, offset by increased benefits costs	918
Lower depreciation expense due to certain corporate assets reaching the end of their estimated useful lives	349
Decrease in foreign exchange gains	(1,449)
Increase in SG&A costs due to the strengthened Canadian Dollar causing Canadian borne expenses to be more costly when translated into U.S. Dollars	(592)
Increased professional fees primarily due to increased tax and IT consulting, increased recruiting costs and other general office costs	(287)
Operating Loss for the three quarters ended October 1, 2011	($6,422)

SUNOPTA INC.	57	October 1, 2011 10-Q

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

SUNOPTA INC.	58	October 1, 2011 10-Q

Liquidity and Capital Resources (at October 1, 2011)

We obtain our short-term financing through a combination of cash generated from operating activities, cash and cash equivalents, and available operating lines of credit. At October 1, 2011, we had availability under certain lines of credit of $53,843 (January 1, 2011 – $63,181).

We have the following sources from which we can fund our operating cash requirements:

  Cash and cash equivalents (refer to note 14 of the consolidated financial statements included elsewhere in this report)
  Available operating lines of credit
  Cash flows generated from operating activities
  Cash flows generated from exercise of options and warrants, if any, during the year
  Additional long-term financing
  Sales of non-core divisions or certain assets

Included in cash and cash equivalents at October 1, 2011 is $4,590 (January 1, 2011 – $495) that is specific to Opta Minerals and cannot be used for general corporate purposes.

We intend to target a long term debt to equity ratio in the range of 0.30 – 0.50 to 1.00 versus the current position at October 1, 2011 of 0.18 to 1.00 (January 1, 2011 – 0.22 to 1.00) and a total debt ratio in the range of 0.50 – 0.70 to 1.00 versus our current position of 0.53 to 1.00 (January 1, 2011 – 0.48 to 1.00).

In order to finance significant acquisitions that may arise in the future, we may need additional sources of cash which we could attempt to obtain through a combination of additional bank or subordinated financing, high yield debt, a private or public offering, convertible debenture, or the issuance of securities in relation to an acquisition or a divestiture. There can be no assurance that such financing would be available or, if so, on terms that are acceptable to us.

In the event that we require additional liquidity due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favourable terms, if at all, could be limited.

Cash flows – Three Quarters Ended October 1, 2011 compared to the Three Quarters Ended October 2, 2010

Net cash and cash equivalents increased by $4,883 during the first three quarters of 2011 (first three quarters of 2010 – increased by $225) to $7,526 at October 1, 2011. The increase in cash and cash equivalents was primarily the result of increased net debt borrowings of $21,675, offset by net spending on property, plant and equipment of $12,540, the acquisition of Lorton’s for $2,500 and cash used in operating activities of $2,683.

Cash used by operating activities from continuing operations was $965 in the first three quarters of 2011, an increase of $26,828 compared to the first three quarters of 2010. The primary reason for the increased use of cash in continuing operating activities was an increase of $23,051 in cash used to fund working capital in the first three quarters of 2011, comprised of $31,282 used to fund accounts payable and accrued liabilities, cash used for income tax instalments of $3,353, and cash used to fund inventories of $1,537, offset by $12,354 cash provided from prepaid expenses and other current assets. The increase in cash used to fund accounts payable and accrued liabilities was due to the payment of previously accrued bonus amounts in the second quarter of 2011, payments made in 2011 for crop inventories received in the Grains and Foods Group in the fourth quarter of 2010, and the impact of cash generated from accounts payable and accrued liabilities in the first three quarters of 2010. The cash used for income tax instalments occurred in tax jurisdictions that do not have loss carryforwards to be applied against earnings generated. The reduction in cash to fund prepaid assets and other expenses is due to the change in realized positions on derivative instruments in place to reduce risk on corn and soybean purchases.

Cash used in investing activities of continuing operations was $15,160 in the first three quarters of 2011, compared to $14,366 in the first three quarters of 2010. Spending on capital projects increased by $2,030 in the first three quarters of 2011 compared to the same period in 2010, but this increased spending was offset by cash proceeds of $2,773 related to the sales of assets in Mexico and California that occurred during the second quarter of 2011. The first three quarters of 2010 included $721 in payments of deferred purchase consideration. Significant purchases of property, plant and equipment in the first three quarters of 2011 included spending on our new aseptic packaging line at our fruit ingredient operation, the renovation of our frozen foods processing and packaging operation and equipment upgrades on our aseptic processing equipment at our Alexandria, Minnesota facility as well as other plantspecific improvement projects and general maintenance of viability projects across the organization. Cash generated from investing activities of discontinued operations in the three quarters ended October 2, 2010 represents cash proceeds received on the sale of the Canadian Food Distribution assets, offset by cash sold in the divestiture of SunOpta BioProcess Inc. and purchases of property, plant and equipment made by discontinued operations.

Financing activities provided cash of $23,280 in the first three quarters of 2011 compared to a use of cash of $55,265 in the same period of 2010, an increase of $78,545. Our line of credit facilities explain the majority of the period over period change, as we borrowed $72,311 more in the three quarters ended October 1, 2011 to fund working capital increases, whereas the proceeds from the sale of the Canadian Food Distribution assets were applied against our line of credit facilities in 2010. Cash used to repay long-term debt was lower in the first three quarters of 2011, as a result of a mandatory lump-sum payment of $11,284 made in 2010 related to the sale of the Canadian Food Distribution assets. Repayments of long-term debt in the three quarters ended October 1, 2011 reflect mandatory quarterly repayments related to our syndicate banking facilities, as well as mandatory repayments due to sales of assets in the Fruit Group.
SUNOPTA INC.	59	October 1, 2011 10-Q

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

All financial numbers presented in this “Item 3. Quantitative and Qualitative Disclosures about Market Risk” are expressed in thousands of U.S. dollars, unless otherwise noted.

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, we may invest in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported on the consolidated statements of operations and comprehensive earnings (loss). As at October 1, 2011 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. The fair market value of fixed rate debt may be adversely affected by a decline in interest rates. In general, longer term debts are subject to greater interest rate risk than shorter term securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at October 1, 2011, the weighted average interest rate of our fixed rate term debt was 4.1% (January 1, 2011 – 4.5%) and $49,995 (January 1, 2011 – $61,669) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $3,978 (January 1, 2011 – $3,313) at an interest rate of 5.0% (January 1, 2011 – 5.6%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company’s ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates on variable rate term debt the Company’s after tax earnings would (decrease) increase by approximately $25 (January 1, 2011 – $25).

SUNOPTA INC.	60	October 1, 2011 10-Q

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

We are exposed to foreign exchange rate fluctuations as the financial results of SunOpta and its Canadian and European subsidiaries are translated into U.S. dollars on consolidation. The Canadian dollar depreciated relative to the U.S. dollar in the first three quarters of 2011, with closing rates moving from Cdn $0.9946 at January 1, 2011 to Cdn $1.0482 at October 1, 2011 for each U.S. dollar. The Euro was relatively flat against the U.S. dollar over the first three quarters of 2011, with closing rates moving from $1.3391 at January 1, 2011 to $1.3396 at October 1, 2011. As a result of the depreciation of the Canadian dollar, and the appreciation of the Euro against the U.S. dollar in the first three quarters of 2011, we experienced an increase of $4,130 (January 1, 2011 – a decrease of $4,111) in Canadian denominated net assets and an increase of €3,306 (January 1, 2011 – increase of €175) in Euro denominated net assets. A 10% movement in the levels of foreign currency exchange rates in favour of (against) the Canadian dollar or Euro with all other variables held constant would result in an increase (decrease) in the fair value of our net assets by $4,493 (January 1, 2011 – $2,616) for a Canadian dollar exchange movement and $2,642 (January 1, 2011 – $2,090) for a Euro exchange movement.

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

One of our foreign subsidiaries routinely enters into purchase and sale contracts which are not denominated in its functional currency. These purchase and sale contracts are subject to currency risk, due to movements in the underlying foreign currencies. For the three quarters ended October 1, 2011, changes in the underlying foreign currencies of these purchase and sale contracts led to an unrealized loss of $520 (October 2, 2010 – $nil), which was recorded as a charge to cost of goods sold on our consolidated statement of operations.

In addition, we enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at October 1, 2011, resulting in a loss of $554 (October 2, 2010 – gain of $751) which is included in foreign exchange on the consolidated statements of operations. The contracts entered into are primarily Canadian dollars and U.S. dollars as well as U.S. dollars and Euros. The net effect of all exchange based transactions, including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions, and including the translation gains and losses related to our Corporate net monetary assets, are recorded in foreign exchange on our consolidated statements of operations. For the three quarters ended October 1, 2011, we recorded a loss of $1,012 (October 2, 2010 – a gain of $1,494).

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

SUNOPTA INC.	61	October 1, 2011 10-Q

Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At October 1, 2011 the Company owned 51,201 (January 1, 2011 – 615,087) bushels of corn with a weighted average price of $6.13 (January 1, 2011 – $6.09) and 869,767 (January 1, 2011 – 878,413) bushels of soy beans with a weighted average price of $13.72 (January 1, 2011 – $13.87) . At October 1, 2011, the Company has a net long position on soy beans of 6,251 (January 1, 2011 – long position of 79,286) and a net short position on corn of 201,426 (January 1, 2011 – long position of 101,979) bushels. An increase/decrease in commodity prices of either soy or corn of 10% would result in an increase (decrease) in carrying value of these commodities by $132 (January 1, 2011 – $172). Although our corn and soybean positions can be hedged using futures transactions to reduce exposure to price fluctuations, there are other commodities, such as sunflowers and other grains and ingredients, that cannot be hedged as effectively, because similar instruments are not available.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2011.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the third quarter of fiscal 2011. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	62	October 1, 2011 10-Q

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of certain legal proceedings, see note 11 “Commitments and contingencies” to our consolidated financial statements included elsewhere in this report. Although disposition of our pending litigation is currently not expected by management to have a material adverse effect on our business, results of operation or financial condition, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

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

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	63	October 1, 2011 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: November 9, 2011	/s/ Robert McKeracher

by Robert McKeracher
Vice President and Chief Financial Officer
SunOpta Inc.

SUNOPTA INC.	64	October 1, 2011 10-Q

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Letter Agreement dated October 10th, 2011 by and between SunOpta Inc. and Rob McKeracher

31.1 *	Certification by Steven Bromley, President and Chief Executive Officer, pursuant to Rule 13a- 14(a) under the Securities Exchange Act of 1934, as amended.

31.2 *	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Steven Bromley, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C Section 1350.

101 **

The following financial information from SunOpta Inc’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the quarter and three quarters ended October 1, 2011 and October 2, 2010, (ii) Consolidated Statements of Comprehensive Earnings for the quarter and three quarters ended October 1, 2011 and October 2, 2010, (iii) Consolidated Balance Sheets as at October 1, 2011 and January 1, 2011, (iv) Consolidated Statements of Shareholders’ Equity as at and for the three quarters ended October 1, 2011 and October 2, 2010, (v) Consolidated Statements of Cash Flows for the quarter and three quarters ended October 1, 2011 and October 2, 2010 and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

**

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

SUNOPTA INC.	65	October 1, 2011 10-Q