Form 10-K
period 2011-12-31
SunOpta Inc.
filed 2012-03-07
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 001-34198

SUNOPTA INC.
(Exact Name of Registrant as Specified in Its Charter)

CANADA	Not Applicable
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2838 Bovaird Drive West
Brampton, Ontario L7A 0H2, Canada
(Address of Principle Executive Offices)

(905) 455-1990
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value	The NASDAQ Stock Market, Toronto Stock Exchange

Securities registered pursuant Section to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_]   No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]   No [X]

Aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price as reported on the NASDAQ Global Select Market for the registrant’s common shares on July 2, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $474,237,087. The registrant’s common shares trade on the NASDAQ Global Select Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

The number of shares of the registrant’s common stock outstanding as of February 29, 2012 was 65,801,558.

Documents Incorporated by Reference: Portions of the SunOpta Inc. Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUNOPTA INC.	December 31, 2011 10-K

SUNOPTA INC.
FORM 10-K
For the year ended December 31, 2011
TABLE OF CONTENTS

SUNOPTA INC.	1	December 31, 2011 10-K

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share data, unless otherwise stated. Amounts expressed in Canadian dollars are preceded by the symbol “Cdn $” and amounts expressed in euros are preceded by the symbol “€”. The following table sets forth, for the periods indicated, the rate of exchange for the U.S. dollar, expressed in Canadian dollars, based on Bank of Canada exchange rates. These rates are provided solely for convenience, and do not necessarily reflect the rates used by us in the preparation of our financial statements.

Year	Closing	Average
2011	1.0170	0.9900
2010	0.9946	1.0300
2009	1.0510	1.1415

Forward-Looking Statements

This Form 10-K contains forward–looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward–looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to possible operational consolidation, reduction of non–core assets and operations, business strategies, plant and production capacities, revenue generation potential, anticipated construction costs, competitive strengths, goals, capital expenditure plans, business and operational growth and expansion plans, anticipated operating margins and operating income targets, gains or losses associated with business transactions, cost reductions, rationalization and improved efficiency initiatives, proposed new product offerings, and references to the future growth of the business and global markets for the Company’s products. These forward–looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward–looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments as well as other factors that we believe are appropriate in the circumstance.

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

  our ability to renew our credit facilities when they become due on October 30, 2012;

  restrictions in our syndicated credit agreement on how we may operate our business;

  our inability to meet the covenants of our credit facilities;

  our potential additional capital needs in order to maintain current growth rates, which may not be available on favorable terms or at all;

  our customers’ ability to choose not to buy products from us;

  loss of a key customer;

  changes in and difficulty in predicting consumer preferences for natural and organic food products;

  the highly competitive industry in which we operate;

  an interruption at one or more of our manufacturing facilities;

  the loss of service of our key management;

SUNOPTA INC.	2	December 31, 2011 10-K

  the effective management of our supply chain;

  volatility in the prices of raw materials and energy;

  enactment of climate change legislation;

  unfavorable growing conditions due to adverse weather conditions;

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

  product liability suits, recalls and threatened market withdrawals that may be brought against us;

  litigation and regulatory enforcement concerning marketing and labeling of food products;

  our lack of management and operational control over Mascoma Corporation;

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

SUNOPTA INC.	3	December 31, 2011 10-K

PART I

Item 1. Business

INTRODUCTION

SunOpta, a corporation organized under the laws of Canada in 1973, is a leading global company focused on natural, organic and specialty foods products. We specialize in sourcing, processing and packaging of natural and organic food products, integrated from seed through packaged products, with a focus on strategically vertically integrated business models. Our core natural and organic food operations focus on value-added grains, fiber and fruit based product offerings, supported by a global sourcing and supply infrastructure. Our assets, operations and employees are principally located in North America and Europe. We have two non-core holdings, a 66.2% ownership position in Opta Minerals Inc. and its subsidiaries (“Opta Minerals”), a producer, distributor and recycler of industrial materials, and a non-controlling (18.65%) ownership position in Mascoma Corporation (“Mascoma”), an innovative biofuels company.

Segment Information

We divide our operations into the following two industry segments:

  SunOpta Foods, which accounted for approximately 91% of our fiscal 2011 consolidated revenues, and

  Opta Minerals, which represented approximately 9% of our fiscal 2011 consolidated revenues.

SunOpta Foods operates in the natural, organic and specialty foods and natural health product sectors. We believe these markets will continue to grow as consumers focus on health and wellness. SunOpta Foods was comprised of the following four separate operating segments at the end of fiscal 2011:

  Grains and Foods Group;

  Ingredients Group;

  Fruit Group; and

  International Foods Group.

Opta Minerals processes, sells and distributes silica-free loose abrasives and other specialty industrial minerals to the foundry, steel, loose abrasive cleaning, roofing shingle, construction and marine/bridge cleaning industries; sources specialty sands and garnets for the water filtration industry; and recycles inorganic materials under special permits from government authorities at both its Waterdown, Ontario and Norfolk, Virginia sites. The common shares of Opta Minerals are traded on the Toronto Stock Exchange (“TSX”), under the symbol “OPM”.

Financial information for each segment describing revenues from external customers, a measure of profit or loss, and total assets for the last three fiscal years, as well as financial information about geographic areas for the last three fiscal years, is set forth in note 21 of the Consolidated Financial Statements.

As more fully described below, we are realigning our operating segments for subsequent periods. Beginning with the quarter ending March 31, 2012, we will report segmented information for SunOpta Foods based on four operating segments: Grains and Foods, Ingredients, Consumer Products and International Foods.

Recent Business Developments

Our strategy over the past two years has been to focus on our core natural and organic value-added foods business. In this regard, we have completed a number of selective acquisitions, as follows:

  In August 2011, we completed the acquisition of the assets and business of Lorton’s Fresh Squeezed Juices, Inc. (“Lorton’s”) for cash consideration and amounts payable for additional working capital of $2,602, plus an earn-out based on pre-determined earnings targets over a three-year period. Lorton’s is a vertically integrated producer of a variety of citrus based products in both industrial and packaged formats. This acquisition expands our vertically integrated operations into the extracting, processing and packaging of citrus-based ingredients through consumer packaged products, and provides increased capacity for future growth and expansion. Lorton’s operations are included in the International Foods Group.
SUNOPTA INC.	4	December 31, 2011 10-K

  In December 2010, we completed the acquisition of the assets and business of Edner of Nevada, Inc. (“Edner”) for cash consideration and amounts payable for additional working capital of $4,198, plus an earn-out based on pre- determined revenue targets over a five-year period. Edner produces a wide variety of nutritious portable foods such as nutrition bars and grains and fruit-based snack bars serving the fast growing wholesome and convenient healthy snacks category from its 104,000 square foot facility, located in Carson City, Nevada. Edner’s operations are included in the Fruit Group.

  In November 2010, we completed the acquisition of Dahlgren & Company Inc. (“Dahlgren”) for cash consideration and amounts payable for additional working capital of $46,303, plus an earn-out based on pre-determined revenue targets over a two-year period. Dahlgren is an integrated processor and global supplier of confection sunflower seed products including in-shell and kernel products, roasted sunflower and soy nuts, bird food, hybrid seed and other products. Dahlgren serves customers in the U.S. and Canada, as well as Europe, Asia, Australia and South America. Dahlgren’s operations are included in the Grains and Foods Group.

In addition, we have invested in a number of internal growth projects to diversify our sources of supply, as well as to add capacity, improve profitability, and expand our value-added processing capabilities at a number of our facilities, as follows:

  In December 2011, we announced that the International Foods Group will expand its fair trade and organic coffee business with the development of operations in the Republic of Cape Verde. Trabocca B.V. (“Trabocca”), 65% owned by us, together with a local Cape Verde partner have formed Fogo Coffee Spirit Ltd. (“Fogo Coffee”). Fogo Coffee will establish a coffee processing facility to produce the first certified organic, Fogo-origin, high quality coffee in the Republic of Cape Verde. Trabocca will own 51% while Casa Rodrigo Ltd., a Cape Verde company, will own the remaining share, with Trabocca exclusively marketing the coffee worldwide.

  In December 2011, we completed the installation of an aseptic processing line with a processing capacity of approximately 30 million pounds at Pacific Fruit Processors, our value-added fruit ingredients operation within the Fruit Group. Target applications for the new equipment include fruit bases for yogurts, smoothies, fruit toppings and food service products, in both organic and conventional formats.

  During 2011, SunOpta Food Solutions, a division of the International Foods Group, installed two flexible re-sealable pouch filling lines at a third-party production facility in California. The flexible re-sealable pouch is applicable to a wide range of product categories including natural and organic fruit and vegetable snacks, apple sauces, tomato products, baby food, yogurts and toppings. The new filling lines have an estimated annual capacity of 36 million pouches. We have also finalized arrangements for a facility to be located on the U.S. east coast to accommodate the addition of at least two more flexible pouch filling lines, scheduled to be operational in August 2012.

  In October 2011, the Grains and Food Group commenced the expansion of our aseptic non-dairy beverage processing and packaging capabilities at our Modesto, California plant, which will increase our overall aseptic non- dairy beverage and broth capacity by approximately 10% to between 250 and 300 million quarts of non-dairy beverages and broths, depending on product mix. Full capacity is expected to be on-line in the third quarter of 2012. The expansion is required to meet growing demand for natural and organic beverages such as soy, rice, almond and sunflower. In 2010, our Grains and Foods Group completed an upgrade and retrofit at our Alexandria, Minnesota aseptic processing and packaging facility.

  In March 2010, we commissioned an environmentally responsible energy recovery project at our Cambridge, Minnesota oat fiber facility within our Ingredients Group. The project involves the extraction of methane from the digestion of waste-water resulting from the oat fiber production process, and subsequent conversion of that methane into pipeline quality natural gas used to help power the facility. This project has significantly reduced the amount of greenhouse gases and various waste materials emitted from the facility, as well as provided an acceptable return on invested capital as a result of lower utility expenses.

SUNOPTA INC.	5	December 31, 2011 10-K

We have also completed the following strategic divestitures of non-core assets in order to simplify our business model:

  In June 2011, we completed the sale of land and buildings in Irapuato, Mexico to parties related to Fruvemex Mexicali, S.A. de C.V. (“Fruvemex”). In addition, in April 2011, we sold our frozen fruit processing assets in Rosarito and Irapuato, Mexico to Fruvemex. As part of this transaction we also entered into a strategic raw material supply agreement with Fruvemex. These assets were included in the Fruit Group. Aggregate consideration related to these transactions amounted to $5,650, of which $1,000 was received on closing and the balance due in installments over the following 12 months. In May 2011, the Fruit Group completed the sale of frozen fruit processing equipment located in Salinas, California to Cal Pacific Specialty Foods, LLC (“Cal Pacific”) for cash consideration of $1,773.

  In August 2010, we completed the sale of SunOpta BioProcess Inc. (“SunOpta BioProcess”) to Mascoma Canada Inc., a wholly owned subsidiary of Mascoma, in exchange for a combination of preferred shares, common shares and warrants of Mascoma valued at $50,925 and net value of $33,345 after settling the preferred share liability with former SunOpta BioProcess shareholders. The combination of the two companies brings together SunOpta BioProcess' fiber preparation and pretreatment technology with Mascoma's consolidated bioprocessing technology, to create a company with comprehensive capabilities for converting non–food cellulose (wood chips, energy crops and organic solid waste) into ethanol and high value co–products. SunOpta BioProcess represented the former SunOpta BioProcess segment.

  In June 2010, we completed the sale of our Canadian Food Distribution assets to UNFI Canada, Inc., a wholly- owned subsidiary of United Natural Foods, Inc., (“UNFI”) for cash consideration of $65,809 (Cdn $68,000). The divestiture of the Canadian Food Distribution assets was an important step in our strategy to focus on our core food manufacturing platform, further strengthening our balance sheet and positioning SunOpta for the future. The Canadian Food Distribution assets formed part of the former SunOpta Distribution Group.

For more information regarding acquisitions and divestitures, see Notes 2 and 3 of the Consolidated Financial Statements.

Other Recent Developments

Segment realignment and rationalization efforts

In February 2012, we announced that a process to streamline operations and organizational structure had been undertaken to streamline operations, drive efficiencies and better align product innovation and commercial activities. During the first quarter of 2012, we realigned the operating segments within SunOpta Foods will be re-aligned to better align with the markets and customers serviced, rather than by product groupings. As a result, the former Fruit Group has been eliminated and a new Consumer Products Group has been created to focus on non-grains based consumer packaged goods. The Consumer Products Group is comprised of the Frozen Foods and Healthy Snacks operations which were part of the former Fruit Group, and the Food Solutions operations which were formerly part of the International Foods Group. The Fruit Ingredient operation of the former Fruit Group has been merged with the existing Ingredients Group. The International Foods Group is comprised of our international sourcing and supply operations (Tradin Organic) and the operations of Purity Life Health Products. The Grains and Foods Group will remain unchanged. With this realignment, SunOpta Foods consists of four operating segments: Grains and Foods, Ingredients, Consumer Products and International Foods. We intend to begin reporting segmented information based on these new operating segments for the quarter ending March 31, 2012.

In hand with these efforts, we also announced the rationalization of a number of operations and functions which led to a 6% reduction of our salaried workforce. Once fully implemented, and after approximately $500 in severance charges, this rationalization is expected to reduce annual costs by approximately $3,000 before tax.

Colorado Sun Oil Processing LLC

In January 2012, we received the decision of an arbitrator in an action initiated by Colorado Mills, LLC (“Colorado Mills”) in March 2010 relating to claims arising out of a Joint Venture Agreement (“JVA”) between Colorado Mills and SunOpta. Each party had asserted claims against the other with regards to pricing and delivery of sunflower crude oil as per the terms of the JVA. The arbitrator ruled in favor of Colorado Mills and concluded that we should pay Colorado Mills $5,246 in monetary damages, including interest. The full after-tax amount of the award was recorded in discontinued operations during the fourth quarter of fiscal 2011. Adjustments to the accrual may be made in future periods depending on the outcome of a motion to vacate for which we have filed a notice of intent with the supervising court. For more information on this matter, see Note 20 of the Consolidated Financial Statements.

SUNOPTA INC.	6	December 31, 2011 10-K

Under the terms of the JVA, Colorado Sun Oil Processing LLC (“CSOP”) was organized in 2008 to construct and operate a vegetable oil refinery adjacent to Colorado Mills’ sunflower seed crush plant. In August 2011, we disposed of our interest in CSOP to Colorado Mills in accordance with a bankruptcy court ruling that approved Colorado Mills’ offer for the assets of CSOP over our offer. A gain on disposal of $71 was recorded in discontinued operations (for more information, see Note 3 of the Consolidated Financial Statements). CSOP operated as part of the Grains and Foods Group.

Credit Facility Amendment

In January 2012, we completed amendments to our syndicated banking facilities, which included increases in the Canadian revolving credit facility from Cdn $5,000 to Cdn $10,000 and the U.S. revolving credit facility from $100,000 to $115,000, with a corresponding $20,000 decrease in the amount of availability under the facilities' accordion feature. The facilities’ maturity date of October 30, 2012 did not change.

Opta Minerals Strategic Review

In December 2011, the Board of Directors of Opta Minerals decided to suspend a strategic review process that was initiated in September 2011. The intent of this process was to identify and review strategic alternatives to enhance shareholder value, including a possible sale of Opta Minerals. The decision to suspend the process was based, in part, on an assessment of current global market conditions and a number of near-term growth opportunities within Opta Minerals. As part of these growth opportunities, Opta Minerals recently completed the following acquisitions:

  In February 2012, Opta Minerals acquired all of the outstanding common shares of Babco Industrial Corp. (“Babco”) located in Regina, Saskatchewan for cash at closing of approximately $17,600, subject to customary post- closing purchase price adjustments, plus contingent consideration of up to $1,300 based on the achievement of certain EBITDA targets over the next five years. Babco is an industrial processor and supplier of petroleum coke, synthetic slag, ladle sand and crushed graphite. This acquisition complements Opta Minerals existing product portfolio and provides for additional product line offerings to new and existing customers in the region.

  In November 2011, Opta Minerals acquired the members' interest in Inland RC, LLC, (“Inland”) a manufacturer of pre-cast refractory shapes, injection lances and electric furnace deltas for cash consideration of $658 plus contingent consideration based on the achievement of certain future targets. Inland’s business is complementary with current Opta Minerals product offerings and has capacity for growth and significant synergy opportunities.

Corporate Social Responsibility Report

In December 2011, we released our inaugural Corporate Social Responsibility Report, intended to provide key economic, social, and environmental information to our stakeholders including customers, employees, consumers, shareholders, business partners, community members, and governmental and non-governmental organizations. The report covers all of our operations, excluding Opta Minerals, and is available on our website.

Senior Management Appointments

On October 12, 2011, we appointed Robert McKeracher as Vice President and Chief Financial Officer (“CFO”) to replace former CFO Eric Davis, who resigned effective June 30, 2011. Mr. McKeracher joined us in 2007 and has served as Vice President of Financial Reporting since 2008. Also on October 12, 2011, we appointed John Ruelle as Vice President and Chief Administrative Officer. Mr. Ruelle joined us in 2007 and since that time has served as CFO and Vice President of Finance & Administration for the Grains and Foods Group.

SUNOPTA FOODS

Introduction

SunOpta Foods has been built through business acquisitions and significant internal growth. It is a vertically integrated natural, organic and specialty foods and natural health products business, with global operations, serving domestic and international markets. Below is a summary listing of acquisitions and significant facilities that we have acquired since the inception of SunOpta Foods. The summary below does not include any acquisitions related to divestitures that occurred in 2011 and 2010.

SUNOPTA INC.	7	December 31, 2011 10-K

Date of Acquisition	Business Operations Acquired

August 3, 1999	Sunrich Inc. (Grains and Foods Group)
August 15, 2000	Certain assets of Hoffman Aseptic (Grains and Foods Group)
September 18, 2000	Northern Food and Dairy, Inc. (Grains and Foods Group and Ingredients Group)
March 14, 2001	First Light Foods Inc. (Grains and Foods Group)
December 4, 2002	Opta Food Ingredients, Inc. (Ingredients Group)
May 8, 2003	Kettle Valley Dried Fruit Ltd. (Fruit Group)
November 1, 2003	SIGCO Sun Products, Inc. (Grains and Foods Group)
December 1, 2003	Sonne Labs, Inc. (Grains and Foods Group)
April 19, 2004	Purchase of the assets of General Mills Bakeries & Foodservice oat fiber processing facility (Ingredients Group)
September 13, 2004	51% of the outstanding shares of Organic Ingredients, Inc. (The remaining 49% of the outstanding shares were acquired on April 5, 2005) (International Foods Group)
June 2, 2005	Earthwise Processors, LLC (Grains and Foods Group)
June 20, 2005	Cleugh’s Frozen Foods, Inc. (Fruit Group)
July 13, 2005	Pacific Fruit Processors, Inc. (Fruit Group)
September 21, 2006	Purity Life Health Products Limited (International Foods Group)
November 7, 2006	Hess Food Group LLC (Fruit Group)
November 9, 2006	Quest Brand of Vitamins (International Foods Group)
August 7, 2007	Operating assets of a soymilk manufacturing facility in Heuvelton, New York (Grains and Foods Group)
December 6, 2007	Neo-Nutritionals, Inc. (International Foods Group)
April 2, 2008	The Organic Corporation (International Foods Group)
November 8, 2010	Dahlgren & Company, Inc. (Grains and Foods Group)
December 14, 2010	Assets of Edner of Nevada, Inc. (Fruit Group)
August 5, 2011	Assets of Lorton's Fresh Squeezed Juices, Inc. (International Foods Group)

SunOpta Foods’ long-term strategy is to leverage the platform that has been developed via implementation of continuous improvement principles, new product development and a focus on value-added components of the business, and to continue to pursue selective acquisitions that align with the value-added components of our vertically integrated business model. We believe that the natural, organic and specialty foods markets offer solid long-term growth opportunities as consumers focus on health and wellness and see diet as a key part of a healthy lifestyle. We also believe these markets remain fragmented with numerous players in North America and internationally.

Specific strategies of SunOpta Foods in the last several years have included the following:

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

  Invest in value added processing capabilities which add further value to sourced raw materials.

  Expand our ability to source and supply natural and organic food products worldwide.

  Invest in healthy convenience and nutritious portable foods via both internal growth opportunities and acquisitions, driven by our belief that this segment will continue to be a strong area of growth for natural and organic food products.

  Expand the number of customer private label natural and organic programs including soy and alternative beverages, frozen fruit, fruit beverages and healthy convenience food categories.

SUNOPTA INC.	8	December 31, 2011 10-K

  Develop and expand our operations outside of North America via acquisitions or by entering into partnerships and strategic alliances with food producers internationally.

Grains and Foods Group

Operations and Product offerings—Grains and Foods Group

The Grains and Foods Group is headquartered in Minneapolis, Minnesota. It specializes in marketing organic, identity preserved (“IP”), and non-GMO grains, ingredients, packaged goods and processing services with a core focus on soybean, sunflower and corn products. The Grains and Foods Group works to ensure that it provides its customers with high quality organic, non-GMO and IP specialty grains and seeds by serving as a grower’s supplier of seed, purchaser of the grower’s specialty crops and distributor of IP and organic specialty products. We believe this “seed to table” approach allows the Grains and Foods Group to meet the specific needs of domestic and foreign food manufacturers and processors by providing products in the varieties and quantities needed in a timely fashion; transporting products to meet customers’ needs by being able to package in containers, truck, rail or barge; providing product information and technical support during the growing, processing, and marketing phases; and offering complete product service including grading, formulation, processing, quality control and packaging.

The Grains and Foods Group’s products include:

1)

A wide variety of IP, non-GMO and organic seeds and whole grains including soy, corn and sunflower for food applications offering premium varieties with superior food quality. The Group's vertically integrated model results in control at every stage of production, from seed selection and growing through storage, processing and transportation.

2)	Organic, non-GMO and IP grain-based ingredients, including:

  Raw material sourcing and processing of soy based ingredients in liquid, spray-dried and roasted formats.

  Grain-based ingredients which utilize non-GMO and organic soy, corn, sunflower and rice; specialty organic functional ingredients, including maltodextrins, tack blends, fiber products; flavor enhancing products, including snack coatings, cheese powders and flavor systems; an innovative line of organic dairy ingredients; and organic soy and sunflower oils.

3)	A variety of packaged food products for retail and foodservice use, including:

  A wide variety of private label packaged products for retailers and consumer foods companies, including aseptic and refrigerated soy, rice, almond, sunflower and other alternate beverages; aseptic broths; frozen edamame and vegetable blends; and roasted grains based snacks.

  Branded food products under the Sunrich Naturals brand, including:

  Alternative beverages – a variety of soy, rice, almond and sunflower based beverages for retail and foodservice.

  Frozen vegetables – a variety of frozen edamame and vegetable blends for health food stores, foodservice operators and retail outlets.

  Roasted grains-based snacks – specializing in providing healthy, natural and organic snacks to schools, retailers and healthcare facilities throughout North America. Products include in- shell sunflower and sunflower kernels, roasted corn and soy snacks.

4)	A full range of bulk grain-based animal feed and pet food products. The premium feed products originate from select organic and non-GMO soy, corn, sunflower and other grains.

The Grains and Foods Group also engages in processing and contract manufacturing services and offers a comprehensive range of services including basic grain cleaning, ingredient processing, custom roasting, and retail-ready packaging. With processing facilities throughout the U.S. plus a number of storage and office facilities, it can handle a range of order sizes, including barge lots, rail cars, bags, pallets, and retail packages. The Grains and Food Group services include:

SUNOPTA INC.	9	December 31, 2011 10-K

  Grain conditioning services for soy, corn and sunflower. The Grains and Foods Group’s advanced equipment and technology for scalping and foreign matter removal is engineered to meet U.S. Department of Agriculture ("USDA") Grain Standards for premium food grade seed and grain conditioning.

  Grain milling for corn, oat and grain processing, with various granulations and batch sizing.

  Ingredient processing expertise and equipment needed for extraction, separation and concentration of a wide variety of grains-based and dairy ingredients.

  Liquid packaging through its aseptic packaging facilities, specializing in Tetra Pak equipment in a variety of pack sizes and offering a variety of opening types and extended shelf life ("ESL") options. The Grains and Foods group also partners with third party fillers to provide extended shelf life ESL refrigerated packaging formats to its customers.

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

Distribution, Marketing, and Sales—Grains and Foods Group

The Grains and Foods Group has well established sales and marketing capabilities. As a leading provider of non-GMO and organic soy, corn, sunflower and grain-based food ingredients, it offers a comprehensive range of ingredients and services to the food industry. Distribution channels can vary greatly by product category, but the Grains and Foods Group enjoys a diverse ‘to market’ strategy in each product category. The Grains and Foods Group’s organic, non-GMO and IP ingredients are sold to manufacturers worldwide. For specialty whole grain raw materials, approximately 50% of the customer base is international. Food ingredients are sold principally to customers in North America that range from major multi-nationals to smaller specialty innovative organic food makers, but are expanding geographically as the Group opens new international markets. The consumer goods distribution channels include private label and store brands, food service and also SunOpta-controlled brands. This wide array of sales and distribution avenues is intended to allow the Grains and Foods Group to maximize sales and margin while mitigating the risk of concentrating business in a single segment of the market.

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

SUNOPTA INC.	10	December 31, 2011 10-K

Ingredients Group

Operations and Product Offerings—Ingredients Group

The Ingredients Group is headquartered in Chelmsford, Massachusetts and operates from five processing facilities throughout the U.S. It transforms both internally and externally sourced raw materials into value-added food ingredient solutions with a core focus on oat and soy fiber. The Ingredients Group specializes in the technical processing of specialty food ingredients with a focus on non-GMO, natural, functional and organic offerings. It works closely with customers to identify product formulation, cost and productivity issues, and develops solutions to these problems based on proprietary, value-added, highly functional food ingredients that use the Ingredients Group’s technical knowledge and manufacturing base.

The Ingredients Group is an innovator in the value-added food ingredients market with a technical selling and product applications focus. Based on our internal estimates, the Ingredients Group is the world’s largest supplier of oat fiber to the food industry, one of the largest producers of soy fiber in the U.S. and the largest producer of organic soy fiber in the U.S. The Ingredients Group markets the Canadian Harvest ® Oat Fiber, SunOpta® Soy Fibers, and SunOpta® Pea Fiber brands of insoluble organic and conventional fiber products, Barley Balance™ soluble fiber, MultiFiber™ blends, value-added starch-based texturizers, and a number of custom processed ingredients.

The Ingredients Group continues to diversify its unique portfolio of products. Products are organized under three main technology platforms:

1)

Fibers and Brans, including Canadian Harvest Oat Fibers and Stabilized Bran products as well as SunOpta Soy and Pea Fibers. Canadian Harvest Oat Fibers and SunOpta Soy and Pea Fibers are a family of insoluble fiber products derived from oat, soy and pea hulls. They are used commercially to increase the fiber content of cereals, breads, cookies and crackers, to increase yield and enhance texture in ground and processed meat products, and to add strength and reduce breakage in products such as taco shells and ice cream cones. The Ingredients Group also provides highly functional fiber blends for specific applications under the MultiFiber™ brand name. It also offers Canadian Harvest Stabilized Brans derived from oat, wheat and corn, as well as wheat germ. The Stabilized Brans are heat-treated to extend shelf life and ground to meet customer needs for appropriate particle size. One of our unique soy fibers is a protein and fiber rich by-product of soy concentrate manufacturing. This fiber is used to enrich protein and fiber in a variety of foods.

2)

SunOpta Specialty Starch products include OptaGrade® and OptaMist®. OptaGrade is a natural, starch-based texturizing agent that is used commercially in a variety of dairy products including natural, imitation, and processed cheeses, sour cream, cream cheese, cottage cheese and yogurt. OptaMist is also a starch-based texturizing agent that improves the taste, texture and appearance of dairy products, yogurt, cheese products, and salad dressings.

3)

Custom ingredients and contract manufacturing services. The Ingredients Group produces a number of unique functional food ingredients, and offer services to customers on a contract basis utilizing proprietary technologies.

We believe the Ingredients Group is well positioned to capitalize on the rapid growth of the health conscious natural and organic food markets, with its wide range of fiber, brans and starch-based products. The 2010 Dietary Guidelines for Americans recommends choosing foods that provide dietary fiber as fiber consumption is still below recommended levels in the U.S. The Canadian Harvest line of oat fibers and stabilized brans and SunOpta Soy and Pea Fibers and fiber blends are used in numerous products such as fiber-enriched breads and other baked goods, breakfast cereals and snack bars. These products can be used to increase total dietary fiber content of foods while minimizing negative effects on taste, texture and appearance. The Ingredients Group’s insoluble oat, soy and pea fibers enhance overall gastrointestinal health. Oat and soy fibers have become primary ingredients in breads, pastries, muffins, tacos and tortillas as food companies reformulate their products to include more fiber. Recent innovations have expanded applications of fiber into dairy and meat products. Stabilized oat brans can be used as a source of soluble fiber (beta-glucan) which is beneficial to cardiovascular health.

Our food ingredients are used by approximately 300 customers worldwide, including some of the largest U.S. consumer packaged food companies and quick service restaurant chains. The Ingredients Group’s product offering is sold internationally via approximately 25 distributors around the world.

Many of our starch-based texturizers were originally developed for and are used in reduced-fat versions of a variety of dairy products such as low-fat or fat-free cottage cheese, sour cream, cream cheese, and processed cheeses. A recent product line extension has been successful in yogurt where a natural and clean label is desired.

SUNOPTA INC.	11	December 31, 2011 10-K

In addition to helping food manufacturers improve the healthfulness of their food products, the ingredients can be used to improve the overall quality of food products, reduce formulation costs, and meet specific processing requirements. We believe that all of our products are Generally Regarded As Safe (“GRAS”) under current U.S. Food and Drug Administration ("FDA") regulations (see “Regulation – SunOpta Foods”, below).

The Ingredients Group markets a portfolio of functional fibers, including organic and conventional pea fiber via a distribution agreement with Best Cooking Pulses of Portage la Prairie, Manitoba. The production of pea fiber is highly sustainable and this ingredient is non-allergenic, non-GMO, and gluten-free. It is approved by Health Canada as a novel fiber for inclusion in bakery and meat products.

The Ingredients Group also represents Polycell Technologies to market and sell Barley Balance™ beta-glucan concentrate. Barley Balance™ is the most concentrated source of barley beta-glucan soluble fiber produced by a natural and sustainable process. Barley Balance™ contains a minimum of 25% beta-glucan, a cholesterol lowering ingredient, and over 35% dietary fiber adding excellent nutritional benefits and functional performance to food and beverage products.

Internally developed, MultiFiber™ products are highly functional blends of fibers that meet the needs of customers who are looking for a cost effective, easy-to-source fiber for enrichment while meeting specific textural goals. All MultiFiber™ products deliver a concentrated source of dietary fiber with a smooth texture and bland flavor. These innovative ingredients provide value for food and beverage manufacturers who are looking for ratios of soluble and insoluble fibers similar to what occurs naturally in foods.

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

Suppliers—Ingredients Group

The Ingredients Group’s raw materials and packaging are sourced from approximately 65 suppliers with availability subject to world market conditions. There are a number of alternative sources of supply for most raw materials. Oat and soy hulls are primarily sourced from major food companies or their brokers and we believe there is adequate supply to meet current production requirements. Supply shortfalls would have an effect on availability and price and would be reflected in finished product pricing for the Ingredients Group. Certain other raw materials are supplied by processing customers and are not sourced directly from suppliers within SunOpta Foods.

Fruit Group

Operations and Product Offerings—Fruit Group

The Fruit Group is headquartered in Cerritos, California and focuses on providing natural and organic fruit and vegetable-based products to the private label retail, food service, and industrial markets.

SUNOPTA INC.	12	December 31, 2011 10-K

We estimate that the Fruit Group is the largest supplier of organic individually quick-frozen fruit to the private label retail market in the U.S., and the largest supplier of natural and organic private label fruit snacks in the U.S., providing its customers with a wide range of products including bulk raw materials, value-added ingredients and retail solutions. It services over 500 customers, including food manufacturers, food service distributors, quick-service and casual dining restaurants and retail companies located principally in North America and Asia.

The Fruit Group has undergone a series of rationalization and divestiture measures in an effort to address profitability processes, especially in the Group's Frozen Foods division. The business has adjusted to profitability pressures through the rationalization of operations, product mix and go-to-market strategies which have provided increased processing flexibility and a reduced cost base along with the implementation of internal cost improvement initiatives.

The Fruit Group comprises the following three divisions:

1)

The Frozen Foods division operates a facility with processing and packaging capabilities in Buena Park, California, which processes strawberries, peaches, mangos and other fruits and vegetables, and packs natural and organic frozen fruits and vegetables for the private label retail, food service, and industrial ingredient markets. It sources fruits, berries, and vegetables from various growing regions throughout the U.S., Mexico and other fruit growing regions around the world. Its poly-bag packaging operation provides retail customers with a wide range of private label natural and organic frozen fruits and vegetables, including strawberries, blueberries, raspberries, blackberries, peaches, mangos, tropical fruit, peppers and many other items.

2)

The Fruit Ingredient Division (Pacific Fruit Processors), located in South Gate, California produces a range of value- added fruit ingredients in aseptic and conventional formats for sale to food manufacturers, quick service and casual dining restaurants and food service operations. Raw materials consist primarily of strawberries, peaches, pineapples, mangos, honeydew melons, cantaloupes, and other fruits.

3)

The Healthy Snacks division operates processing facilities in Omak, Washington and Carson City, Nevada, producing natural and organic fruit snacks and nutritional bars. In December 2010, the Group acquired the assets of Edner, a producer of a wide range of nutritious portable foods such as nutrition bars. The primary raw material, apple, is sourced from local growers and internationally from the International Foods Group. Production capabilities include a variety of fruit-based bar, twist, rope and bite size shapes, as well as the ability to add a variety of ingredients including fiber, plus a range of baked and extruded nutrition bars using a wide variety of ingredients including grains, sweeteners and other ingredients. The Healthy Snacks division has internal research and development capabilities to introduce innovative products to the marketplace.

Competition—Fruit Group

The Fruit Group faces competition when securing the raw materials required to meet its needs; however, due to the location of its processing facilities, it is able to source raw materials from a number of growing regions and suppliers. It also sources frozen fruits and vegetables from a number of domestic and worldwide growers, processors and traders, including the International Foods Group.

The Frozen Food division competes with processors primarily in California and Mexico and frozen fruit imports from Mexico, South America, Europe and Asia. The competitive landscape includes companies with financial resources larger than ours. In many cases, Mexican, South American, European and Asian competitors are able to achieve greater cost efficiencies due to lower relative costs of living and costs of supply in these regions.

The Fruit Ingredient division competes with regional and national food manufacturers, and faces research and development competition from those same companies. A number of these competitors have production capabilities and financial resources that are greater than ours.

The Healthy Snacks division has a smaller number of competitors, some of whom have production and technical capabilities and financial resources greater than ours. These competitors include independent fruit snack manufacturers, fruit snack divisions of larger food manufacturers and nutrition bar manufacturers.

Distribution, Marketing and Sales—Fruit Group

The Frozen Fruit division supplies frozen fruit and vegetable products to the private label retail, food service and industrial markets, including food manufacturers and quick service and casual dining restaurants.

SUNOPTA INC.	13	December 31, 2011 10-K

The Fruit Ingredient division supplies natural and organic value-added fruit ingredients to the dairy, food service and beverage industries. It offers fruit bases and preps for customers seeking high-quality, custom formulations to meet their special flavor and texture profiles. Applications include fruit for yogurts, ice creams, cheeses, smoothies, shakes, frozen desserts, bakery fillings, health bars, various beverages, dressings, marinades, dips and sauces. The fruit ingredient operations’ research and development team is integral to its reputable product quality and customer service. Manufacturing capabilities include aseptic and conventional processing and packaging.

The Healthy Snacks division focuses on supplying natural and organic fruit snacks and nutrition bars to branded food companies and the private label retail markets and intends to expand distribution globally due to the portable nature of these products.

Suppliers—Fruit Group

The Frozen Foods division sources frozen fruits, berries, and vegetables directly from a large number of suppliers throughout the U.S., Mexico and globally, or indirectly through the International Foods Group.

The Fruit Ingredient division’s primary raw materials are sourced from processors and traders of frozen fruits and vegetables, including the International Foods Group and our own fruit processing operations, major sweetener producers, and a number of regional and national flavor companies. Availability of supplies is subject to world market conditions, including quantity and quality of supply.

The Healthy Snacks division’s raw material suppliers include growers and traders of apples and apple concentrates, flavor companies, processors and traders of fruit and grain products including the International Foods Group and a number of regional and national suppliers of a diverse range of raw materials. This division is subject to the availability of fruit and grains supply which is subject to conditions which may be beyond our control.

International Foods Group

Operations and Product Offerings—International Foods Group

The International Foods Group operations are centered in Santa Cruz, California, Amsterdam, the Netherlands and Acton, Ontario. It comprises SunOpta Food Solutions, The Organic Corporation and Purity Life Health Products. SunOpta Food Solutions utilizes its extensive sourcing and product development expertise to produce a range of product solutions for the private label retail and food service markets. The Organic Corporation operates a diverse global sourcing and supply operation and operates a business in Dalian, China that supplies food grade organic soybeans, feed, organic sunflower kernels and other grains and distributes certain organic foods products, plus has sourcing and processing operations in Ethiopia for organic coffee and organic sesame seeds. The group’s natural health products operation, Purity Life Health Products, maintains processing and packaging facilities in Brantford, Ontario and Rockwood, Ontario and warehousing operations in Acton, Ontario, and Vancouver, British Columbia.

The International Foods Group sources raw material ingredients from approximately 60 countries around the world, and, in our estimation, is the largest supplier of a wide range of organic commodities to the food industry in the European, North American and Asian markets.

The International Foods Group provides organic food solutions to major global food manufacturers and distributors, and major U.S. supermarket chains with a variety of industrial and private label retail products. It sources or processes organic fruit and vegetable-based ingredients, sweeteners, cocoa, coffee, grains, nuts, seeds and pulses and other organic food products from virtually every continent and in both hemispheres to ensure quality of supply, minimize crop risk and provide contra-seasonal solutions to our customers. In many cases, the International Foods Group will enter into exclusive arrangements with growers and/or processors of key strategic commodities to control the reliability of its supply chain.

Utilizing a number of strategic and/or exclusive co-pack relationships, company-operated re-sealable pouch and beverage processing and filling operations, and an experienced research and development team, the International Foods Group is able to provide its retail customers, distributors and food service operators with organic private label turn-key solutions in a variety of product categories, including juices, frozen fruits and vegetables, specialty beverages, vitamin waters, electrolyte waters, energy drinks, soups and tomato products.

SUNOPTA INC.	14	December 31, 2011 10-K

The Canadian-based natural health products division distributes approximately 5,000 SKUs of natural vitamins, supplements and health and beauty aids, many of which are formulated, processed and packaged within its vertically integrated manufacturing operations and sold under company-owned brands including Herbon™, Vivitas™, Nature’s Harmony™, Rx Balance™ and Quest™.

Competition—International Foods Group

The organic food industry is very competitive due primarily to the limited worldwide supply of organic raw materials. Our competitors in the supply of industrial organic ingredients include domestic and worldwide brokers, traders and food processors. In the private label retail market, competitors include major food manufacturing companies, some of which have production and technical capabilities more extensive than ours. Our natural health products division competes against much larger conventional distributors; however, we believe that we are Canada’s largest distributor of natural health products. We also compete with national and regional distributors.

Distribution, Marketing and Sales—International Foods Group

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

Suppliers—International Foods Group

The International Foods Group’s raw material suppliers include growers, processors and traders of organic fruit and vegetable-based ingredients, sweeteners and other food products. Raw materials are sourced from growing regions worldwide. Organic food suppliers are required to meet stringent organic certification requirements equivalent to the USDA National Organic Program, European Union ("EU") standards or others. Our natural health products division sources product from approximately 175 suppliers, primarily in North America.

Regulation—SunOpta Foods

SunOpta Foods is affected by a wide range of governmental regulations and policies in various countries and regions where we operate, including the U.S., Canada, the Netherlands, throughout the rest of the EU, China and Ethiopia. These laws, regulations and policies are implemented, as applicable in each jurisdiction, on the national, federal, state, provincial and local levels. For example, SunOpta Foods is affected by laws and regulations related to: seed, fertilizer and pesticides; the purchasing, harvesting, transportation and warehousing of grain and other products; the processing, packaging and sale of food, including wholesale operations; and product labelling and marketing, food safety and food defense. SunOpta Foods is also affected by government-sponsored price supports, acreage set aside programs and a number of environmental regulations.

U.S. Regulations

USDA National Organic Program and Similar Regulations

SunOpta Foods is involved in the sourcing, manufacturing, supplying, processing, marketing, selling and distribution of organic seed and food products and, as such, is subject to certain organic quality assurance standards. In 1990, Congress passed the Organic Foods Production Act mandating that the USDA develop national standards for organically produced agricultural products to assure consumers that those products marketed as organic meet consistent, uniform standards. The Act established the National Organic Program, a marketing program housed within the Agricultural Marketing Service of the USDA.

In December 2000, after considering recommendations from the National Organic Standards Board as well as private, state, and foreign organic certification programs, USDA adopted regulations with respect to a national organic production, handling, labeling and certification program contained within 7 CFR 205. The regulations became fully effective in October 2002. These regulations, among other things, set forth the minimum standards producers must meet, and have reviewed by an accredited USDA-certifying agent, in order to label their products “100% organic”, “organic”, or “made with organic ingredients” and display the USDA organic seal. After becoming certified, organic operations must retain records concerning the production, harvesting, and handling of agricultural products that are to be sold as organic for a period of five years. Any organic operation found to be in violation of the USDA organic regulations is subject to enforcement actions, which can include financial penalties or suspension or revocation of their organic certificate.

SUNOPTA INC.	15	December 31, 2011 10-K

We currently manufacture and distribute a number of organic products that are covered by these regulations. Additionally, our organic products may be subject to various state regulations. Many states have adopted their own Organic Programs making the state agency responsible for enforcing USDA regulations for organic operations. However, State Organic Programs may also add more restrictive requirements due to specific environmental conditions or the necessity of production and handling practices in that State. Applicable regulatory agencies in the U.S. include the USDA, which monitors and ensures the integrity of both the organic process and agricultural grain business, and the FDA and Department of Homeland Security ("DHS"), which oversee the safety, security and efficacy of the food supply in the U.S.

FDA GRAS

Food ingredients can be classified into four groups including: food additives; color additives; prior sanctioned substances, and GRAS substances. In particular, a food additive is a substance, “the intended use of which results or may reasonably be expected to result, directly or indirectly, either in their becoming a component of food or otherwise affecting the characteristics of food”. Food additives require premarket approval under the 1958 Food Additive Amendments to the Federal Food, Drug and Cosmetic Act of 1938 (“FDCA”) as administered by FDA. However, in enacting those amendments, Congress recognized that many substances intentionally used in a manner whereby they are added to food would not require a formal premarket review by FDA to assure their safety, either because their safety had been established by a long history of use in food or by virtue of the nature of the substances, their customary or projected conditions of use, and the information generally available to scientists about the substances. Congress thus excluded from the definition of “food additive” substances that are generally recognized, among qualified experts, as having been adequately shown through scientific procedures to be safe under the conditions of their intended use, or GRAS.

Companies may establish GRAS status through “self-affirmation” whereby the producer determines on its own that the ingredient is GRAS, normally with the assistance of a panel of qualified experts. The producer may also voluntarily submit a “GRAS Notification” to the FDA that includes the products description, conditions of use, and the basis for GRAS determination, among other information. The FDA response to a GRAS notice, typically issued within 180 days, is not an approval and the product may be marketed while the FDA is reviewing the information.

A food ingredient is eligible for GRAS classification based on the “views of experts qualified by scientific training and experience to evaluate the safety” of the product. The expert’s views are either based on scientific procedures or through experience based on common use of the material prior to 1958. If based on scientific procedures they must use the same quantity and quality of scientific evidence as would be required for the FDA to issue a premarket approval of the sale of a food additive. If a food ingredient is not entitled to GRAS status, premarket approval must be sought through the filing of a Food Additive Petition.

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

Other U.S. Environmental, Food Safety and Food Labelling Regulations

SunOpta Foods is also subject to various U.S., state and local environmental regulations. Some of the key environmental regulations in the U.S. include, but are not limited to, the following.

  Air Quality Regulations: Air quality is regulated by the U.S. Environmental Protection Agency (“EPA”) and certain city/state air pollution control groups. Emission reports are filed annually.

  Waste Treatment/Disposal Regulations: Solid waste is either disposed of by a third-party or, in some cases, we have a permit to haul and apply the sludge to land. Agreements exist with local city sewer districts to treat waste at specified levels of Biological Oxygen Demand (“BOD”), Total Suspended Solids (“TSS”) and other constituents. This can require weekly/monthly reporting as well as annual inspection.

  Sewer Regulations: We have agreements with the local city sewer districts to treat waste at specified limits of BOD and TSS. This requires weekly/monthly reporting as well as annual inspection.

SUNOPTA INC.	16	December 31, 2011 10-K

  Hazardous Chemicals Regulations: Various reports are filed with local city/state emergency response agencies to identify potential hazardous chemicals being used in our facilities, including reports filed with the Department of Public Safety Emergency Response Commission in Minnesota and the Kentucky Emergency Response Commission.

  Storm Water: All facilities are inspected annually and must comply with an approved storm water plan to protect water supplies.

  Bioterrorism Compliance: We are currently subject to the four recognized and approved sections of the Bioterrorism Preparedness and Response Act of 2002.

SunOpta Foods is also subject to various other U.S., state and local food safety and food labeling regulations. Some of the key food safety and food labeling regulations in the U.S. include, but are not limited to, the following.

  Food Safety and Food Defense: In 2011, the Food Safety Modernization Act (“FSMA”) became effective, significantly expanding the authority of the FDA and imposing new regulation of food production, sales and imports. The goal of FSMA is to shift the focus of the current food safety scheme away from one that is reactive to one that is preventative. Although there remains much uncertainty concerning how FSMA will be implemented in light of budgetary concerns, the FDA has taken initial steps to assert its new authority. For instance, the FDA has begun using its authority to administratively detain food products that it has reason to believe are adulterated or misbranded for up to 30 days. In addition, the agency has issued interim final rules on criteria for administrative detention and on prior notice of imported food. Rulemaking concerning other FSMA provisions has not yet occurred. However, once the agency has established regulations, there will be significant changes including the implementation of prevention-based controls across the food supply; utilization of risk-based inspection approaches to improve accountability; the creation of new tools to ensure the safety of imported foods; and the use of mandatory recall authority for all food products.

  Food Labeling: We are subject to certain requirements for food labeling under the FDCA. Other state and local statutes and regulations may impose additional food labeling requirements. For instance, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly referred to as “Proposition 65”) requires, with a few exceptions, that a specific warning appear on any consumer product sold in California that contains a substance, above certain levels, listed by that state as having been found to cause cancer or birth defects. This law exposes all food and beverage producers to the possibility of having to provide warnings on their products.

  Federal Trade Commission ("FTC") Enforcement: Pursuant to the Fair Packaging and Labeling Act, enacted in 1967, and FTC regulations, FTC retains jurisdiction over the marketing and labeling of food products. Specifically, the FTC requires that all “consumer commodities” be labeled to disclose net contents, identity of commodity, and name and place of business of the product's manufacturer, packer, or distributor in order to prevent consumer deception. For example, the FTC has recently released its revised "Green Guides" for the marketing of eco-friendly products.

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

In Canada, the sale of food, natural health products ("NHPs"), drugs, and cosmetics are regulated under various federal and provincial laws, but are principally regulated federally under Canada’s Food and Drugs Act, Canada Agricultural Products Act, and the Canadian Environmental Protection Act, 1999 (“CEPA”) and supporting regulations. Some of the key regulations in Canada include but are not limited to the following:

  Natural Health Products Regulations: NHPs are regulated by Health Canada. In 2004, Health Canada published a compliance policy and guide which had the practical effect of temporarily relaxing enforcement of the NHP Regulations to assist regulated parties to become compliant. This relaxation of enforcement was expected to end during 2011. However, the Unprocessed Product Licence Applications Regulations ("UPLAR") came into force in August 2011 and provides a legal framework for NHPs to obtain an exemption from the Natural Health Products Regulations while a product licence application is in process. UPLAR is set to be repealed in February 2013, by which time full compliance with the NHP Regulations will likely be required for all NHPs without any possibility of an exemption. It remains unclear as to when the current compliance approach will change, such that enforcement efforts by Health Canada are taken against vendors of NHPs, where there is neither an Exemption Number or Natural Product Number issued for the product.
SUNOPTA INC.	17	December 31, 2011 10-K

  Food and Drug Regulations: Food and drugs are subject to specific regulatory requirements, which include without limitation, composition (including without limitation food additives, fortification, and food standards), packaging, labelling, advertising and marketing, and licensing requirements.

  Cosmetic Regulations: Cosmetics are subject to composition and labelling requirements. We must also file cosmetic notification forms, a post-marketing requirement for those cosmetics manufactured in Canada and a pre-market requirement for those products imported into Canada. Health Canada also publishes a "Hot List" of cosmetic ingredients it deems unsafe in cosmetics.

  Organic Products Regulations: As of June 30, 2009, the Organic Products Regulations require mandatory certification to the revised National Organic Standard for agricultural products to be represented as organic in international and inter- provincial trade, or that bear the federal organic agricultural product legend (or federal logo). But for certain exceptions and conditions, there is currently a U.S.-Canadian equivalence arrangement, whereby agricultural product produced and processed in conformity with the U.S. Organic Foods Production Act and the National Organic Program Regulations is deemed to have been produced and processed in accordance with the Organic Products Regulations.

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

  Canada Consumer Product Safety Act: The Canada Consumer Product Safety Act ("CCPSA") came into force on June 20, 2011. The CCPSA and its regulations will provide greater oversight and regulation of consumer products with respect to manufacturers, importers, and retailers. It will include, without limitation, the ability to require product recalls, mandatory incident reporting, document retention requirements, increased fines and penalties, and packaging and labeling requirements. While the CCPSA will not apply to food, drugs, or NHPs, it does apply to their packaging with respect to safety. It is possible that there will be similar amendments introduced to the Food and Drugs Act, to capture the essence of the regulatory oversight found in the CCPSA. We have no way of anticipating if and when that may occur.

All of SunOpta Food’s Canadian manufacturing facilities and warehouses are registered with the Canadian Food Inspection Agency (“CFIA”), which monitors food processing and safety in Canada, and/or Health Canada. All of SunOpta Food’s Canadian import sites for drug and natural health products are licensed with Health Canada to import such products (Site Licence for natural health products and Establishment Licence for drugs). While not yet in effect, it appears that Health Canada is moving forward on the licensing of locations where foods are imported into Canada.

All imported materials are shipped in compliance with the notification systems that alert the FDA, Health Canada, the CFIA and customs before the materials enter the country. We are confident that we have the necessary processes and controls in place that provide for an additional level of traceability of all raw materials from the supplier to the immediate subsequent recipient of the finished products. We also recognize and believe that we have the necessary programs to administer a product recall as may be required, and to monitor, assess and report adverse reactions to drug products and NHPs, and consumer products, the former under the Food and Drugs Act and the latter under the CCPSA.

As a result of our acquisition of The Organic Corporation headquartered in the Netherlands, we are now subject to Dutch and European Commission (“EC”) regulations and policies. The Organic Corporation is involved in the sourcing, supplying, marketing, selling and distribution of organic food products and, as such, is subject to standards for production, labeling and inspection of organic products contained in EC Regulation 2092/91 (and its subsequent amendments). The Organic Corporation is certified by Skal, the inspection body for the production of organic products in the Netherlands. Products certified as organic by an EU recognized inspection body, such as Skal, can be marketed within the entire EU.

SUNOPTA INC.	18	December 31, 2011 10-K

The Organic Corporation is also affected by general food legislation both at EU and Dutch level relating to product safety and hygiene, among others. The Organic Corporation is Hazard Analysis and Critical Control Point certified in the Netherlands and manages a fully computerized system that guarantees the traceability of each product. In addition, The Organic Corporation also considers and abides by EU and local legislation with regard to packaging and packaging waste.

Research and Development—SunOpta Foods

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

SunOpta Foods continues to develop new products to maximize the capabilities of our aseptic packaging facilities in Modesto, California and Alexandria, Minnesota, including the development of sunflower milk and other non-dairy based beverages that address the growing consumer demand for beverages that address allergy concerns and provide a unique nutritional portfolio. The expanding interest to incorporate soy and grain-based foods in consumers’ diets also creates numerous opportunities to develop ingredients that can be incorporated into food developers’ menu items.

In addition, SunOpta Foods continues to expand its product portfolio via the addition of new fiber and ingredient offerings that can be used to improve the nutritional content and functionality of a variety of foods. Demand for food fibers has continued to grow and we believe that this is a long-term trend due to an increased focus on healthy foods. Many of our ingredient solutions can be used in products that aid in satiety to respond to the growing epidemic of obesity in North America and elsewhere. Many of our ingredients can also be used in products which qualify for a “whole grain” claim by augmenting the insoluble and soluble fiber content of foods.

SunOpta Foods also continues to develop new fruit-based beverages, healthy fruit snacks, nutrition bars and fruit based resealable pouch products as well as innovative fruit ingredient systems for the dairy, food service and beverage industries. We are also looking at using fiber and other ingredients in these fruit products to improve their ability to address satiety and lower glycemic indices.

Intellectual Property—SunOpta Foods

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

SUNOPTA INC.	19	December 31, 2011 10-K

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

Properties—SunOpta Foods

SunOpta Foods operates 28 processing facilities in 10 U.S. states, as well as Canada, China and Ethiopia. SunOpta Foods also owns and leases a number of office and distribution locations, and leases and utilizes public warehouses to satisfy its storage needs. For more details see Item 2. Properties, elsewhere in this report.

OPTA MINERALS

Introduction

Opta Minerals, a majority-owned subsidiary, is a vertically integrated provider of custom process solutions and industrial minerals products for use primarily in the steel, foundry, loose abrasive cleaning, roof shingle granules, and municipal water filtration industries. Opta Minerals is one of the leading suppliers of industrial minerals and silica-free loose abrasives in a number of select markets in North America and Europe.

We acquired Opta Minerals (formerly known as Barnes Environmental and Industrial) in 1995. Since then, Opta Minerals has grown steadily through a combination of internal growth and strategic acquisitions in Canada, the U.S., France and Slovakia.

In February 2005, we sold approximately 29% of the outstanding common shares of Opta Minerals as part of an initial public offering. In 2007, Opta Minerals issued an additional 1,000,000 common shares which, when combined with the issuance of employee option grants, has reduced our equity ownership in Opta Minerals to 66.2% .

Recent Acquisitions

Babco Industrial Corp.

In February 2012, Opta Minerals acquired all of the outstanding common shares of Babco located in Regina, Saskatchewan. Babco is an industrial processor and supplier of petroleum coke, synthetic slag, ladle sand and crushed graphite. This acquisition complements Opta Minerals existing product portfolio and provides for additional product line offerings to new and existing customers in the region.

As consideration for the acquisition of the Babco shares, Opta Minerals paid approximately $17,600 in cash on closing, subject to customary post-closing purchase price adjustments, and may be required to pay up to an additional $1,300 in cash pursuant to a contingent five-year earn-out.

Inland RC, LLC

In November 2011, Opta Minerals acquired the members' interest in Inland for cash consideration of $658 cash plus contingent consideration based on the achievement of certain future targets. Operating in Elyria, Ohio, Inland is a manufacturer of pre-cast refractory shapes, injection lances, stirring lances and electric furnace deltas. This acquisition complements Opta Minerals' existing product portfolio and provides for additional product line offerings to new and existing customers in the region.

SUNOPTA INC.	20	December 31, 2011 10-K

Operations and Product Offerings—Opta Minerals

Opta Minerals competes primarily in the industrial minerals and silica free abrasives markets, focusing to date on select markets in North America and in Europe. Its operating and distribution facilities are located in Indiana, Michigan, Virginia, Louisiana, South Carolina, Maryland, Texas, Florida, New York, Ohio, Ontario, Saskatchewan, Quebec, Slovakia and France. Opta Minerals successful integration of its business acquisitions into its existing operations and financial management systems has created synergies that have increased revenues and profit margins. It has invested in improving plant equipment and infrastructure and has been able to reduce costs while growing production capabilities. As a result, we believe that Opta Minerals is currently well-positioned to expand current operations with modest capital expenditures.

Opta Minerals produces, manufactures, distributes and recycles industrial minerals, silica-free abrasives and specialty sands and other products and services to the foundry, steel, loose abrasive cleaning, roofing granule, marine/bridge cleaning and municipal, recreational and industrial water filtration industries. Its principal product lines include: (i) blends of industrial minerals used primarily in heavy industrial applications; (ii) silica-free abrasives; and (iii) specialty sands, filtration media and other products and services.

Industrial Minerals

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

Properties—Opta Minerals

Opta Minerals’ operations encompass and service much of North America, with production facilities located in Louisiana, South Carolina, Texas, Florida, Virginia, Maryland, New York, Michigan, Indiana, Ohio, Ontario, Saskatchewan and Quebec, allowing it to maintain a strong customer base throughout North America by providing economic supply and timely delivery of products and services to its customers. In addition to its manufacturing facilities, Opta Minerals also owns and operate distribution and packaging centers in Ontario and Quebec. Opta Minerals has built or acquired facilities at locations along the east and southern coasts of the U.S. where major shipbuilding, ship repair, bridge cleaning and roofing shingle production activities are concentrated. Multiple facilities allow for fast and economic service and have enabled Opta Minerals to broaden its product lines to supply wider markets and applications from these facilities.

Opta Minerals’ operations in Kosice, Slovakia and Romans-sur-Isere, France service major integrated steel mill customers as well as a variety of other industries in Europe and represent a platform for continued growth in European markets.

For more details, see Item 2. Properties, elsewhere in this report.

SUNOPTA INC.	21	December 31, 2011 10-K

Competition—Opta Minerals

Industrial Minerals

The industrial minerals industry is characterized by a number of large public and private companies that service the bulk of requirements for both the foundry and steel industry. These companies include Vesuvius Group S.A./N.V., Stollberg Group, SKW Mettalurgie Gmbh, Magnesium Elektron and Prince Minerals which tend to have broad product offerings that service a range of customer requirements. The remaining market requirements are fulfilled by small regionally based niche companies with limited product lines that generally focus on local markets.

Silica-Free Abrasives

The silica-free abrasives industry is characterized by a number of regionally-based companies with limited product lines tending to focus on geographically adjacent markets. Their competition varies by product line, customer classification and geographic market. Opta Minerals conducts business throughout North America with a focus on key regions including the Quebec-Detroit corridor, New York, Virginia, Georgia, Florida and Texas, all of which are areas of high volume ship repairs and bridge cleaning activities.

Specialty Sands and Other Products and Services

Competition within the specialty sand and other niche markets serviced by Opta Minerals is characterized by a number of small, regionally-based competitors. Competition varies by product line, customer classification and geographic market.

In both abrasive and industrial minerals markets, Opta Minerals competes through a combination of product quality and customer service combined with competitive pricing.

Distribution, Marketing and Sales—Opta Minerals

Opta Minerals has an active program to develop and acquire new products and services that expand their target markets while leveraging their existing infrastructure and expertise. Opta Minerals offers one of the broadest ranges of industrial minerals and abrasives in the industry and can provide customer product configuration solutions for almost every type of application. Opta Minerals conducts business throughout North America and key areas of Europe, via a direct sales force supported by strong technical and operational resources, with a focus on high volume industrial mineral consumption regions. Opta Minerals' facilities are strategically located near customers or raw material supplies to economically and efficiently distribute products.

Suppliers—Opta Minerals

As is customary in the industry, Opta Minerals generally does not have long-term contracts with its major suppliers. Although we believe that Opta Minerals have access to similar products from competing suppliers, any disruption in the source of supply, particularly of the most commonly used or exclusively sourced items, or any material fluctuation in the quality, quantity or cost of such supply, could have a material adverse effect on our results of operations and financial condition.

Opta Minerals obtains key abrasive raw materials such as magnesium, lime, coal slag, copper slag, nickel slag, petroleum coke and garnet from a wide variety of global sources. Copper slag is supplied by both domestic and foreign mining and refining companies. Coal slag is supplied on an exclusive basis from U.S. power plants and other suppliers. Petroleum coke is supplied primarily by a Canadian petroleum refiner. Opta Minerals produces industrial garnet derived from a waste mining stream at its Keeseville, New York facility. In addition, we have agreements with multiple mines in China and suppliers in India to market their garnet in North and South America. We also purchase significant quantities of magnesium for our mill and foundry services operations from manufacturers located primarily in China, Eastern Europe and the Middle East.

SUNOPTA INC.	22	December 31, 2011 10-K

Regulation—Opta Minerals

Opta Minerals’ business primarily involves the handling of inorganic and mineral-based materials. These types of materials are generally benign and are not expected to give rise to environmental issues. Almost all of their environmental regulation is standard to the industry with the exception of certain permits required in Ontario and Virginia to recycle various types of solid waste. The Ontario Ministry of Environment has the right to inspect the Waterdown, Ontario site and review the results of third party monitoring and perform its own testing. Similar rights of inspection by the EPA and state regulators exist at the facility in Norfolk, Virginia. At both locations, they are subject to monthly reporting and periodic audits as well as having a financial bond in place with the respective governments should there be a contamination.

Since we acquired Opta Minerals in 1995, we believe it has been in material compliance with all applicable environmental legislation and has not been subject to any actions by regulatory authorities. Based on known existing conditions, all facilities are currently in material compliance with all environmental permitting requirements of the local authorities and are reviewed on an annual basis. These permits generally cover air and ground water at those facilities where applicable. Absent any currently unforeseen changes to applicable legislation, we anticipate that future costs relating to environmental compliance will not have a material adverse effect on our financial position.

CORPORATE SERVICES GROUP

The corporate office of SunOpta is located in Brampton, Ontario. In addition, centralized information technology and financial shared services groups are located in Minnesota. Employees of the corporate services group perform a variety of management, financial, information technology and administration roles.

ENVIRONMENTAL HAZARDS

We believe that, with respect to both our operations and real property, we are in material compliance with environmental laws at all of our locations.

EMPLOYEES

As of December 31, 2011, we had a total of 1,889 employees as follows:

Segment	Employees
SunOpta Foods	1,609
Opta Minerals	219
Corporate Services	61
Total	1,889

We believe that our relations with both union and non-union employees are good.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available free of charge on our website at www.sunopta.com as soon as reasonably practicable after we file such information electronically with, or furnish it to, the U.S. Securities and Exchange Commission (the "SEC") and applicable Canadian Securities Administrators (the "CSA").

SUNOPTA INC.	23	December 31, 2011 10-K

Item 1A. Risk Factors

Our business, operations and financial condition are subject to various risks and uncertainties, including those described below and elsewhere in this report. We believe the most significant of these risks and uncertainties are described below, any of which could adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. There may be additional risks and uncertainties not presently known to us or that we currently consider immaterial. Consequently, you should not consider the following to be a complete discussion of all possible risks or uncertainties applicable to our business. These risk factors should be read in conjunction with the other information in this report and in the other documents that we file from time to time with the SEC and the CSA.

Our business may be materially and adversely affected by our ability to renew our syndicated credit facilities when they become due on October 30, 2012

Our syndicated credit facilities mature on October 30, 2012. We may not be able to renew these facilities to the same level, or at as favorable of terms as in previous years. A reduced facility may impact our ability to finance our business, requiring us to scale back our operations and our use of working capital. Alternatively, obtaining credit on less favorable terms would have a direct impact on our profitability and operating flexibility.

Our credit agreements restrict how we may operate our business, and our business may be materially and adversely affected if these restrictions prevent us from implementing our business plan

We have a number of credit agreements providing for various credit facilities including a primary facility with a syndicate of lenders. Our credit agreements contain covenants that limit the discretion of our management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, to create other liens, to complete a merger, amalgamation or consolidation, to make certain distributions or make certain payments, investments and guarantees and to sell or otherwise dispose of certain assets. These restrictions may hinder our ability to execute on our growth strategy or prevent us from implementing parts of our business plan.

Our inability to meet the covenants of our credit facilities could materially and adversely affect our business

Although we believe that we are well positioned to comply with the financial covenants under the credit agreements, compliance with these financial covenants will depend on the success of our business, our operating results, and our ability to achieve our financial forecasts. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants and terms of the credit agreement. Failure to comply with our financial covenants and other terms could result in an event of default and the acceleration of amounts owing under the credit agreements, unless we were able to negotiate a waiver. The lenders could condition any such waiver on an amendment to the credit agreements on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our credit agreements on favorable terms or at all, our business will be adversely impacted.

We may require additional capital to maintain current growth rates, which may not be available on favorable terms or at all

We have grown via a combination of internal growth and acquisitions requiring available resources. Our ability to raise capital, through equity or debt financing, is directly related to our ability to both continue to grow and improve returns from our operations. Debt or equity financing may not be available to us on favorable terms or at all. In addition, an equity financing would dilute our current shareholders and may result in a decrease in our share price if we are unable to realize returns equal to or above our current rate of return. We will not be able to maintain our growth rate and our strategy as a consolidator within the natural and organic food industries without continued access to capital resources.

Our customers generally are not obligated to continue purchasing products from us

Many of our customers buy from us under purchase orders, and we generally do not have agreements with or commitments from these customers for the purchase of products. We cannot provide assurance that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our customers’ sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition or results of operations.

SUNOPTA INC.	24	December 31, 2011 10-K

Loss of a key customer could materially reduce revenues and earnings

Although we had no customers that represented over 10% of revenues for the year ended December 31, 2011, the loss or cancellation of business with any of our larger customers could materially and adversely affect our business, financial condition or results of operations.

Consumer preferences for natural and organic food products are difficult to predict and may change

Approximately 91% of our 2011 revenues were derived from SunOpta Foods. Our success depends, in part, on our ability and our customers' ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. A significant shift in consumer demand away from our products or products that utilize our integrated grains, ingredients, fruits and natural health products, or our failure to maintain our current market position, could reduce our sales and harm our business. Consumer trends change based on a number of possible factors, including nutritional values, a change in consumer preferences or general economic conditions. Additionally, there is as a growing movement among some consumers to buy local food products in an attempt to reduce the carbon footprint associated with transporting food products from longer distances, which could result in a decrease in the demand for food products and ingredients that we import from other countries or transport from remote processing locations or growing regions. These changes could lead to, among other things, reduced demand and price decreases, which could have a material adverse effect on our business.

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

An interruption at one or more of our manufacturing facilities could negatively affect our business

We own or lease, manage and operate a number of manufacturing, processing and packaging facilities. As of December 31, 2011, SunOpta Foods operated 28 processing facilities located in 10 U.S. states, Canada, China and Ethiopia. Opta Minerals operates 16 facilities located in the U.S., Canada and Eastern Europe.

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

If we lose the services of our key management, our business could suffer

Our prospects depend to a significant extent on the continued service of our key executives, and our continued growth depends on our ability to identify, recruit and retain key management personnel. We are also dependent on our ability to continue to attract, retain and motivate our sourcing, production, distribution, sales, marketing and other personnel. We do not carry key person life insurance on any of our executive officers, with the exception of the President and Chief Executive Officer of Opta Minerals. If we lose the services of our key management or fail to identify, recruit and retain key personnel, our business, results of operations and financial condition may be materially and adversely impacted.

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

SUNOPTA INC.	25	December 31, 2011 10-K

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

Exchange purchase and sales contracts may expose us to risks that a counterparty to a transaction is unable to fulfill its contractual obligation. We may be unable to hedge 100% of the price risk of each transaction due to timing and availability of hedge contracts and third party credit risk. In addition, we have a risk of loss from hedge activity if a grower does not deliver the commodity as scheduled. We also monitor the prices of natural gas and will from time to time lock in a percentage of our natural gas needs based on current prices and expected trends.

An increase in our cost of sales resulting from an increase in the price of raw materials and energy would have an adverse impact on our financial condition and results of operations.

Climate change legislation could have an impact on our financial condition and consolidated results of operations

Legislative and regulatory authorities in the U.S., Canada and internationally will likely continue to consider numerous measures related to climate change and greenhouse gas emissions. In order to produce, manufacture and distribute our products, we and our suppliers, use fuels, electricity and various other inputs that result in the release of greenhouse gas emissions Concerns about the environmental impacts of greenhouse gas emissions and global climate change may result in environmental taxes, charges, regulatory schemes, assessments or penalties, which could restrict or negatively impact our operations, as well as our suppliers, who would likely pass all or a portion of their costs along to us. We may not be able to pass any resulting cost increases along to our customers. Any enactment of laws or passage of regulations regarding greenhouse gas emissions or other climate change legislation by the U.S., Canada or any other international jurisdiction where we conduct business could adversely affect our financial condition and results of operations.

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

The exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities could dilute the value of our common shares

As of December 31, 2011, there were outstanding stock options to purchase 2,656,060 of our common shares, with exercise prices ranging from $0.91 to $13.75 per common share. The exercise of these stock options could result in dilution in the value of our common shares and the voting power represented thereby. Furthermore, to the extent common shares are issued pursuant to the exercise of stock options, the employee stock purchase plan or other issuances of common shares, our share price may decrease due to the additional amount of common shares available in the market. The subsequent sales of these shares could encourage short sales by our shareholders and others which could place further downward pressure on our share price. Moreover, the holders of our stock options may hedge their positions in our common shares by short selling our common shares, which could further adversely affect our stock price.

SUNOPTA INC.	26	December 31, 2011 10-K

Impairment charges in goodwill or other intangible assets could adversely impact our financial condition and consolidated results of operations

As a result of our acquisitions, a portion of our total assets is comprised of intangible assets and goodwill. We are required to perform impairment tests of our goodwill and other intangible assets annually, or at any time when events occur that could affect the value of our intangible assets and/or goodwill. We have previously recorded impairment charges to our consolidated statements of operations, including an impairment charge during the fourth quarter of 2011. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. A determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or other intangible assets, resulting in a charge to our earnings. Such a write-off could adversely impact our financial condition and results of operations.

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

We are subject to substantial environmental regulation and policies

We are, and expect to continue to be, subject to substantial federal, state, provincial and local environmental regulation. Some of the key environmental regulations to which we are subject include air quality regulations of the EPA and certain city/state air pollution control groups, waste treatment/disposal regulations, including but not limited to specific regulations of the Ontario Ministry of Environment and Energy and the Commonwealth of Virginia, Department of Environmental Quality, sewer regulations under agreements with local city sewer districts, regulations governing hazardous substances, storm water regulations and bioterrorism regulations. For a more detailed summary of the environmental regulations and policies to which we are subject, see “Business – Regulation – SunOpta Foods” and "Business – Regulation – Opta Minerals" in Item 1 of this report. Our business also requires that we have certain permits from various state, provincial and local authorities related to air quality, storm water discharge, solid waste, land spreading and hazardous waste.

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

SUNOPTA INC.	27	December 31, 2011 10-K

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

SunOpta Foods is subject to significant food and health regulations

SunOpta Foods is affected by a wide range of governmental regulations in Canada, the U.S., and several countries in Europe, among others. These laws and regulations are implemented at the national level (including, among others, federal laws and regulation in Canada and the U.S.) and by local subdivisions (including, among others, state laws in the U.S. and provincial laws in Canada). We are also subject to regulations of the EU. We are also subject to the regulatory authority of regulatory agencies in several different countries. Examples of regulatory agencies influencing our operations include: the USDA, the FDA, the DHS, the EPA, the CFIA, and Skal, among others.

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

These laws and regulations affect various aspects of our business. For example, as described in more detail under “Business – Regulation – SunOpta Foods” in Item 1 of this report, certain food ingredient products manufactured by SunOpta Foods are regulated under the 1958 Food Additive Amendments of FDCA, as administered by the FDA. Under the FDCA, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is generally regarded as safe, or GRAS, under the conditions of its intended use by qualified experts in food safety. We believe that most products for which we have retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. As a result, we may be adversely impacted if the FDA determines that our food ingredient products do not meet the criteria for GRAS. In addition, certain USDA regulations set forth the minimum standards producers must meet in order to have their products labeled as “certified organic” and we currently manufacture and distribute a number of organic products that are covered by these regulations. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. We could lose our “organic” certification if a facility becomes contaminated with non-organic materials or if we do not use raw materials that are certified organic. The loss of our “organic” certifications could materially harm our business, results of operations and financial condition.

As described in more detail under “Business – Regulation – SunOpta Foods” in Item 1of this report, certain of our natural health products are also subject to regulations under federal Canadian legislation, including the Food and Drugs Act (Canada), the Pest Control Products Act (Canada), Natural Health Products Regulation (Canada) and the regulations made thereunder and the Environmental Protection Act (Canada).

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

Our operations are influenced by agricultural policies

SunOpta Foods is affected by governmental agricultural policies such as price supports and acreage set aside programs and these types of policies may affect our business. The production levels, markets and prices of the grains and other raw products that we use in our business are materially affected by government programs, which include acreage control and price support programs of the USDA. Revisions in these programs, in the U.S. and elsewhere, could have an adverse effect on the results of our operations.

SUNOPTA INC.	28	December 31, 2011 10-K

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

Litigation and regulatory enforcement concerning marketing and labeling of food products

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring putative class action lawsuits and that the FTC and/or state attorney generals will bring legal action concerning the truth and accuracy of the marketing and labeling of the product. Examples of causes of action that may be asserted in a putative consumer class action lawsuit include fraud, unfair trade practices, recession, and breach of state consumer protection statutes (such as Proposition 65 in California). FTC and/or state attorney generals may bring legal action that seeks removal of a product from the marketplace, fines and penalties. Even when not merited, putative class claims, action by the FTC or state attorneys general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image.

Our lack of management and operational control over Mascoma may limit our ability to protect or increase the value of our interest in Mascoma

We have an 18.65% ownership interest in Mascoma, through a combination of preferred and common shares. We do not have the ability to exercise day–to–day control over Mascoma. The management team of Mascoma could make business decisions that could impair the economic value of our interest in Mascoma. In addition, we have no ability to cause Mascoma to take actions that might be to our benefit, including but not limited to actions relating to a change of control of Mascoma and declarations of dividends to Mascoma’s stockholders. For the foregoing reasons, we may be unable to prevent actions that could have an adverse impact on our investment in Mascoma.

Fluctuations in exchange rates, interest rates and certain commodities could adversely affect our results of operations, financial condition and liquidity

We are exposed to foreign exchange rate fluctuations as our Canadian and European operations are translated into U.S. dollars for financial reporting purposes. We are exposed to changes in interest rates as a significant portion of our debt bears interest at variable rates. We are exposed to price fluctuations on a number of commodities as we hold inventory and enter into transactions to buy and sell products in a number of markets. Additional qualitative and quantitative disclosures about these risks can be found in Item 7A of this report. As a result of these exposures, fluctuations in exchange rates, interest rates and certain commodities could adversely affect our liquidity, financial condition and results of operations.

SUNOPTA INC.	29	December 31, 2011 10-K

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

  adverse effects on business relationships with suppliers and customers;

  diversion of management attention;

  difficulty with personnel and loss of key employees;

  implementation of an integrated enterprise wide accounting and information system and consolidation of back office accounting;

  compatibility of financial control and information systems;

  exchange rate risk with respect to acquisitions outside the U.S.;

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

  foreign currency fluctuations;

  supply shortages or commodity price fluctuations; and

  general economic conditions.

In addition, our share price may be highly volatile compared to larger public companies. Certain announcements could have a significant effect on our share price, including announcements regarding:

  fluctuations in financial performance from period to period;

  mergers, acquisitions and/or divestitures;

  changes in key personnel;

SUNOPTA INC.	30	December 31, 2011 10-K

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our primary facilities in each of our segments are as follows:

SunOpta Foods

As of December 31, 2011, SunOpta Foods operates from the following locations which are owned unless otherwise noted.

Location	State/Province/ Country	Group/Sub Group	Facility Description
Brampton	Ontario	Corporate Head Office	Corporate head office
Minnetonka (2 Leases)(1)	Minnesota	Corporate Services	IT Corporate and Grains and Foods office
Hope	Minnesota	Grains and Foods	Grains head office and grain processing
Alexandria	Minnesota	Grains and Foods	Aseptic packaging facility
Alexandria	Minnesota	Grains and Foods	Ingredient processing
Alexandria	Minnesota	Grains and Foods	Storage facility
Modesto (Lease)(2)	California	Grains and Foods	Soy processing and packaging plant
Wahpeton	North Dakota	Grains and Foods	Processing, warehouse and distribution
Wahpeton	North Dakota	Grains and Foods	Grain storage
Huevelton	New York	Grains and Foods	Soymilk processing plant
Blooming Prairie	Minnesota	Grains and Foods	Grain storage
Ellendale	Minnesota	Grains and Foods	Grain storage
Snover (Monthly Rent)	Michigan	Grains and Foods	Grains sales office
Cresco	Iowa	Grains and Foods	Milling facility
Breckenridge	Minnesota	Grains and Foods	Grain processing and distribution
Breckenridge (Lease)(3)	Minnesota	Grains and Foods	Grains sales Office
Goodland	Kansas	Grains and Foods	Grain processing and distribution
Edson (Land Lease)(4)	Kansas	Grains and Foods	Grain processing and distribution
Moorehead	Minnesota	Grains and Foods	Grain processing and distribution
Crookston	Minnesota	Grains and Foods	Processing, warehouse and distribution
Fargo	North Dakota	Grains and Foods	Processing, warehouse and distribution
Grace City	North Dakota	Grains and Foods	Grain storage
Ipswich (Lease)(5)	South Dakota	Grains and Foods	Grain storage

SUNOPTA INC.	31	December 31, 2011 10-K

Location	State/Province/ Country	Group/Sub Group	Facility Description
Chelmsford (Lease)(6)	Massachusetts	Ingredients	Ingredients head office and development centre
Louisville (Lease)(7)	Kentucky	Ingredients	Fiber processing facility
Cedar Rapids	Iowa	Ingredients	Fiber processing facility
Cambridge	Minnesota	Ingredients	Fiber processing facility
Cambridge (Lease)(8)	Minnesota	Ingredients	Storage facility
Fosston	Minnesota	Ingredients	Processing and drying
Galesburg	Illinois	Ingredients	Starch based production and ingredients blending
Buena Park (Lease)(9)	California	Fruit Group – Fruit Specialties	Processing, warehouse and distribution and Fruit Group head office
Cerritos (lease)(22)	California	Fruit Group	Sales and administration office
South Gate (Lease)(10)	California	Fruit Group – Fruit Specialties	Processing, warehouse and distribution
Summerland (Lease)(11)	British Columbia	Fruit Group – Healthy Snacks Operations	Administrative office
Omak (Lease)(12)	Washington	Fruit Group – Healthy Snacks Operations	Processing, warehouse and distribution
Brampton (Lease)(13)	Ontario	Fruit Group – Healthy Snacks Operations	Sales and administrative office
Carson City (Lease)(14)	Nevada	Fruit Group – Healthy Snacks Operations	Processing, warehouse and distribution
Santa Cruz (Lease)(15)	California	International Foods	Sales and administrative office
Dalian (Lease)(16)	China	International Foods	Sales office, processing facilities
Amsterdam (Lease)(17)	The Netherlands	International Foods	Sales and administrative office
Syke (Lease) (18)	Germany	International Foods	Sales office
Addis Ababa (Lease)(19)	Ethiopia	International Foods	Processing facility and warehouse
Shanghai (Lease)(20)	China	International Foods	Sales office
San Bernardino (lease)(21)	California	International Foods	Processing Plant and office
Humera (lease)(23)	Ethiopia	International Foods	Processing warehouse and storage
Acton (3 Leases)(24)	Ontario	International Foods	Office, distribution and warehousing and NHP packaging
Vancouver (Lease)(25)	British Columbia	International Foods	NHP office, distribution and warehousing
Brantford (Lease)(26)	Ontario	International Foods	NHP processing, warehouse and distribution
Rockwood (Lease)(27)	Ontario	International Foods	NHP manufacturing facility

1	Leases have an expiry date of June 2012.	2	Lease has an expiry date of May 2019.
3	Lease has an expiry date of October 2012.	4	Lease has an expiry date of November 2023.
5	Lease has an expiry date of October 2015.	6	Lease has an expiry date of September 2013.
7	Lease has an expiry date of January 2013.	8	Lease has expiry date of January 2015.
9	Lease has an expiry date of May 2015.	10	Lease has an expiry date of December 2016.
11	Lease has an expiry date of December 2016.	12	Lease has an expiry date of May 2017.
13	Lease has an expiry date of November 2012.	14	Lease has an expiry date of December 2015.
15	Lease has an expiry date of December 2016.	16	Lease has an expiry date of August 2012.
17	Lease has an expiry date of April 2014.	18	Lease is month to month.
19	Lease is month to month.	20	Lease has an expiry date of September 2012.
21	Lease has an expiry date of February 2015.	22	Lease has an expiry date of August 2015.
23	Lease has an expiry date of November 2012.	24	All leases have an expiry date of December 2016.
25	Lease has an expiry date of June 2012.	26	Lease has an expiry date of November 2013.
27	Lease has an expiry date of December 2012.

SUNOPTA INC.	32	December 31, 2011 10-K

Opta Minerals

As of December 31, 2011, Opta Minerals operates from the following major locations which are owned unless otherwise noted.

Location	State/Province/Country	Group	Description
Waterdown	Ontario	Opta Minerals	Group head office, processing and distribution
Brantford (Lease)(1)	Ontario	Opta Minerals	Distribution and packing center
Bruno de Guigues	Quebec	Opta Minerals	Specialty sands processing
New Orleans (Lease)(2)	Louisiana	Opta Minerals	Abrasives processing and distribution
Norfolk	Virginia	Opta Minerals	Abrasives processing and distribution
Keeseville	New York	Opta Minerals	Garnet processing and distribution
Baltimore (Lease)(3)	Maryland	Opta Minerals	Abrasives processing
Hardeeville	South Carolina	Opta Minerals	Abrasives processing
Laval (Lease)(4)	Quebec	Opta Minerals	Minerals Processing facility
Walkerton	Indiana	Opta Minerals	Minerals Processing facility
Kosice (Lease)(5)	Slovakia	Opta Minerals	Minerals Processing facility
Milan	Michigan	Opta Minerals	Minerals Processing facility
Freeport (Lease)(6)	Texas	Opta Minerals	Abrasives processing
Tampa (Lease)(7)	Florida	Opta Minerals	Abrasives processing
Independence (Lease)(8)	Ohio	Opta Minerals	Office
Romans-sur-Isere (Lease)(9)	France	Opta Minerals	Minerals Processing facility
Elyria (Lease)(10)	Ohio	Opta Minerals	Processing facility

1	Lease has an expiry date of April 2015	2	Lease has an expiry date of December 2013
3	Lease has an expiry date of December 2013	4	Lease has an expiry date of February 2012
5	Lease is month to month	6	Lease has an expiry date of March 2014
7	Lease has an expiry date of January 2014	8	Lease has an expiry date of January 2012
9	Lease has an expiry date of December 2012	10	Lease has an expiry date of November 2012

Executive Offices

Our executive head office is located at 2838 Bovaird Drive West, Brampton, Ontario, a property we own.

Item 3. Legal Proceedings

Colorado Sun Oil Processors, LLC dispute

Colorado Mills and SunOpta Grains and Foods Inc. (formally Sunrich LLC, herein “Grains and Foods”), a wholly–owned subsidiary of the Company, organized a joint venture in 2008 to construct and operate a vegetable oil refinery adjacent to Colorado Mills’ sunflower seed crush plant located in Lamar, Colorado. During the relationship, disputes arose between the parties concerning management of the joint venture, record–keeping practices, certain unauthorized expenses incurred on behalf of the joint venture by Colorado Mills, procurement of crude oil by Sunrich from Colorado Mills for processing at the joint venture refinery, and the contract price of crude oil offered for sale under an output term of the joint venture agreement.

The parties initiated a dispute resolution process as set forth in the joint venture agreement, which Colorado Mills aborted prematurely through the initiation of suit in Prowers County District Court on March 16, 2010. Subsequent to the filing of that suit, Colorado Mills acted with an outside creditor of the joint venture to involuntarily place the joint venture into bankruptcy. As part of the bankruptcy proceeding initiated on June 10, 2010 in the U.S. Bankruptcy Court, District of Colorado, Colorado Mills purchased substantially all of the assets of the joint venture (see note 3(b) to our Consolidated Financial Statements).

SUNOPTA INC.	33	December 31, 2011 10-K

A separate arbitration proceeding occurred between Grains and Foods and Colorado Mills to resolve direct claims each party asserted against the other. The case was arbitrated during the week of August 8, 2011 and proposed findings were filed on September 13, 2011. On January 4, 2012 the arbitrator entered an award denying Grains and Foods’ claims and awarding Colorado Mills $4,816 for its breach of contract claim and $430 for accrued interest. The Company subsequently filed a Notice of intent to move the supervising Court to vacate the arbitration award. The hearing on that motion will likely occur during the second quarter of 2012. Although management believes the claims asserted by Colorado Mills are baseless, that the arbitrator committed prejudicial error warranting vacatur of the award, and that vacatur is warranted, management cannot conclude whether the prospect of an unfavorable outcome in this matter is probable. An accrual for the full value of the award has been made pending the outcome of post-arbitration judicial proceedings.

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of certain other legal proceedings, see Note 20 of our Consolidated Financial Statements included elsewhere in this report. except for accruals recorded during the fourth quarter of 2011 for the Colorado Sun Oil Processors, LLC dispute, disposition of our pending litigation is currently not expected by management to have a material adverse effect on our business, results of operation or financial condition, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

Item 4. Mine Safety Disclosures

None

SUNOPTA INC.	34	December 31, 2011 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Equity Securities

Our common shares trade in U.S. dollars on The NASDAQ Global Select Market under the symbol “STKL”, and in Canadian dollars on the TSX under the symbol “SOY”.

The following table indicates the high and low sales prices for our common shares for each quarterly period during the past two fiscal years on the NASDAQ and TSX. The prices shown are representative inter-dealer prices, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	NASDAQ		TSX
	High	Low	High	Low
	($)	($)	(Cdn $)	(Cdn $)
2011
First Quarter	8.53	6.20	8.44	6.10
Second Quarter	8.58	6.50	8.39	6.37
Third Quarter	7.12	4.63	6.85	4.51
Fourth Quarter	5.80	4.40	5.95	4.70
2010
First Quarter	4.23	2.65	4.30	2.81
Second Quarter	5.27	3.80	5.35	3.88
Third Quarter	6.30	3.98	6.43	4.09
Fourth Quarter	8.83	5.81	9.00	5.86

At December 31, 2011, we had approximately 702 shareholders of record. We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements and financial condition, requirements of the financial agreements to which we are then a party and other factors considered relevant by our Board of Directors. Additionally, the terms of our existing credit facilities restrict our ability to pay dividends to shareholders. The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

SUNOPTA INC.	35	December 31, 2011 10-K

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to our common shares that may be issued under existing equity compensation plans.

Number of
Securities
Remaining
Available for
Future Issuance
	Number of		Under Equity
	Securities to be	Weighted-	Compensation
	Issued Upon	Average Exercise	Plan (Excluding
	Exercise of	Price of	Securities
	Outstanding	Outstanding	Reflected in
	Options	Options	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock option plan	2,656,060	$5.51	2,838,241	(1)
Employee stock purchase plan	N/A	N/A	1,555,064
Total	2,656,060	$5.51	4,393,305

(1)

On May 19, 2011, our shareholders approved an amendment to the Company’s 2002 Amended and Restated Stock Option Plan to increase the number of common shares reserved for issuance upon the exercise of options granted thereunder by 2,500,000 common shares. The amendment had been approved by our Board of Directors on March 8, 2011, based on the recommendation of the Compensation Committee.

SUNOPTA INC.	36	December 31, 2011 10-K

Shareholder Return Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of SunOpta under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the five year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period which commenced December 31, 2006.

	2006	2007	2008	2009	2010	2011
SunOpta Inc.	100.00	151.70	17.84	38.18	88.86	54.77
Nasdaq Industrial Index	100.00	104.22	56.93	83.60	104.48	103.73
S&P/TSX Composite	100.00	107.16	69.63	91.00	104.14	92.61

Assumes that $100.00 was invested in our common shares and in each Index on December 31, 2006.

SUNOPTA INC.	37	December 31, 2011 10-K

Item 6. Selected Financial Data

We have completed a number of acquisitions and divestitures over the five fiscal periods presented below. For a listing of the acquisitions completed by SunOpta Foods and Opta Minerals, refer to Part I, Item 1 of this report entitled “Business”. In addition, the pro-forma revenues, pro-forma earnings (loss) attributable to SunOpta, and pro-forma basic and diluted earnings (loss) per share are presented in Note 2 of the Consolidated Financial Statements contained in Item 8 of this report.

The following information for the years 2011, 2010 and 2009 has been summarized from our Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes to fully understand the factors that may affect the comparability of the information presented below.

	2011	2010	2009	2008	2007
	$	$	$	$	$

Revenues	1,082,076	898,309	819,031	874,445	647,100
Earnings (loss) from continuing operations	9,575	13,208	(6,433)	(11,899)	42
Total assets	631,503	609,300	551,290	581,047	569,440
Long-term debt (including current portion)	52,264	64,732	87,189	111,527	98,714
Long-term liabilities (including current portion)	6,581	7,089	3,443	6,379	4,611
Basic earnings (loss) per share from continuing operations	0.15	0.20	(0.10)	(0.18)	-
Diluted earnings (loss) per share from continuing operations	0.14	0.20	(0.10)	(0.18)	-

Exchange rates(a)
Closing	1.0170	0.9946	1.0510	1.2180	0.9913
Average	0.9900	1.0300	1.1415	1.0660	1.0740

(a)	Represents the rate of exchange for the U.S. dollar, expressed in Canadian dollars, based on the Bank of Canada exchange rates.

SUNOPTA INC.	38	December 31, 2011 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section provides analysis of our operations and financial position for the fiscal period ended December 31, 2011 and includes information available to March 7, 2012, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with our 2011 Consolidated Financial Statements, including the accompanying notes, management’s report and the auditor’s report included elsewhere in this report.

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

To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition and our results of operations, including liquidity and capital resources for the fiscal period ended December 31, 2011, compared with the fiscal period ended January 1, 2011. Readers are cautioned that this information may be not appropriate for any other purpose, including investment decisions.

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While we consider these assumptions to be reasonable, based on information currently available, they may prove to be incorrect.

Forward-looking statements are also subject to certain factors, including risks and uncertainties that could cause actual results to differ materially from what we currently expect. These factors are more fully described in the “Risk Factors” section at Item 1A of this Form 10-K.

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

Overview

The 2011 Consolidated Financial Statements include the results of our two principal industry segments:

  SunOpta Foods, which accounted for approximately 91% of fiscal 2011 revenues, sources, processes, packages, markets and distributes a wide range of natural, organic, and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic foods and natural health products; and

  Opta Minerals, which accounted for approximately 9% of fiscal 2011 revenues, processes, distributes and recycles silica-free loose abrasives, roofing granules, industrial minerals and specialty sands for the foundry, loose abrasives cleaning, steel, roofing shingles and bridge and ship-cleaning industries.

Both of our industry segments are growth oriented, ethical businesses, focused on environmental responsibility and the health and wellbeing of the communities they serve. For a more detailed description of our operating groups and their businesses, please see the “Business” section at Item 1 of this Form 10-K.

The MD&A detailed below is presented in seven parts: Critical Accounting Estimates, Results of Operations for fiscal 2011 versus 2010 and fiscal 2010 versus 2009; Liquidity and Capital Resources; Cash Flows; Business and Financial Outlook; Off-balance Sheet Arrangements; and Contractual Obligations. Dollar amounts in this MD&A are presented in thousands of U.S. dollars, except for per share amounts, unless otherwise noted.

SUNOPTA INC.	39	December 31, 2011 10-K

Recent acquisitions

Babco Industrial Corp.

In February 2012, Opta Minerals acquired all of the outstanding common shares of Babco Industrial Corp. (“Babco”) located in Regina, Saskatchewan for cash at closing of approximately $17,600, subject to customary post-closing purchase price adjustments, plus contingent consideration of up to $1,300 based on the achievement of certain EBITDA targets over the next five years. Babco is an industrial processor and supplier of petroleum coke, synthetic slag, ladle sand and crushed graphite. This acquisition complements Opta Minerals existing product portfolio and provides for additional product line offerings to new and existing customers in the region.

Inland RC, LLC

In November 2011, Opta Minerals acquired the members' interest in Inland RC, LLC, (“Inland”) a manufacturer of pre-cast refractory shapes, injection lances and electric furnace deltas for cash consideration of $658 plus contingent consideration based on the achievement of certain future targets. Inland’s business is complementary with current Opta Minerals product offerings and has capacity for growth and significant synergy opportunities.

Lorton's Fresh Squeezed Juices, Inc.

In August 2011, we completed the acquisition of the assets and business of Lorton’s Fresh Squeezed Juices, Inc. (“Lorton’s”) for cash consideration and amounts payable for additional working capital of $2,602, plus an earn-out based on predetermined earnings targets over a four-year period. Lorton’s is a vertically integrated producer of a variety of citrus based products in both industrial and packaged formats. This acquisition expands our vertically integrated operations into the extracting, processing and packaging of citrus-based ingredients through consumer packaged products, and provides increased capacity for future growth and expansion. Lorton’s operations are included in the International Foods Group.

Edner of Nevada, Inc.

In December 2010, we completed the acquisition of the assets and business of Edner of Nevada, Inc. (“Edner”) for cash consideration and amounts payable for additional working capital of $4,198, plus an earn-out based on pre-determined revenue targets over a five-year period. Edner produces a wide variety of nutritious portable foods such as nutrition bars and grains and fruit-based snack bars serving the fast growing wholesome and convenient healthy snacks category from its 104,000 square foot facility, located in Carson City, Nevada. Edner’s operations are included in the Fruit Group.

Dahlgren & Company Inc.

In November 2010, we completed the acquisition of Dahlgren & Company Inc. (“Dahlgren”) for cash consideration and amounts payable for additional working capital of $46,303, plus an earn-out based on pre-determined revenue targets over a two-year period. Dahlgren is an integrated processor and global supplier of confection sunflower seed products including in–shell and kernel products, roasted sunflower and soy nuts, bird food, hybrid seed and other products. Dahlgren serves customers in the U.S. and Canada, as well as Europe, Asia, Australia and South America. Dahlgren’s operations are included in the Grains and Foods Group.

Strategic divestitures

Sale of frozen fruit processing assets

In June 2011, we completed the sale of land and buildings in Irapuato, Mexico to parties related to Fruvemex Mexicali, S.A. de C.V. (“Fruvemex”). In addition, in April 2011, we sold our frozen fruit processing assets in Rosarito and Irapuato, Mexico to Fruvemex. As part of this transaction we also entered into a strategic raw material supply agreement with Fruvemex. These assets were included in the Fruit Group. Aggregate consideration related to these transactions amounted to $5,650, of which $1,000 was received on closing and the balance due in installments over the following 12 months. In May 2011, the Fruit Group completed the sale of frozen fruit processing equipment located in Salinas, California to Cal Pacific Specialty Foods, LLC for cash consideration of $1,773.

SUNOPTA INC.	40	December 31, 2011 10-K

SunOpta BioProcess Inc.

In August 2010, we completed the sale of SunOpta BioProcess Inc. (“SunOpta BioProcess”) to Mascoma Canada Inc., a wholly owned subsidiary of Mascoma Corporation ("Mascoma"), in exchange for a combination of preferred shares, common shares and warrants of Mascoma valued at $50,925 and net value of $33,345 after settling the preferred share liability with former SunOpta BioProcess shareholders. The combination of the two companies brings together SunOpta BioProcess' fiber preparation and pretreatment technology with Mascoma's consolidated bioprocessing technology, to create a company with comprehensive capabilities for converting non–food cellulose (wood chips, energy crops and organic solid waste) into ethanol and high value co–products. SunOpta BioProcess represented the former SunOpta BioProcess segment.

Canadian Food Distribution

In June 2010, we completed the sale of our Canadian Food Distribution assets to UNFI Canada, Inc., a wholly-owned subsidiary of United Natural Foods, Inc., for cash consideration of $65,809 (Cdn $68,000). The divestiture of the Canadian Food Distribution assets was an important step in our strategy to focus on our core food manufacturing platform, further strengthening our balance sheet and positioning SunOpta for the future. The Canadian Food Distribution assets formed part of the former SunOpta Distribution Group.

Segment realignment and rationalization efforts

In February 2012, we announced that a process to streamline operations and organizational structure had been undertaken to streamline operations, drive efficiencies and better align product innovation and commercial activities. During the first quarter of 2012 the operating segments within SunOpta Foods will be re-aligned to better align with the markets and customers serviced, rather than by product groupings. As a result, the former Fruit Group has been eliminated and a new Consumer Products Group has been created to focus on non-grains based consumer packaged goods. The Consumer Products Group will be comprised of the Frozen Foods and Healthy Snacks operations which were part of the former Fruit Group, and the Food Solutions operations which were formerly part of the International Foods Group. The Fruit Ingredient operation of the former Fruit Group has been merged with the existing Ingredients Group. Following the re-alignment, the International Foods Group will comprise our international sourcing and supply operations (Tradin Organic) and the operations of Purity Life Health Products. The Grains and Foods Group will remain unchanged. With this realignment, SunOpta Foods will now consist of four operating segments; Grains and Foods, Ingredients, Consumer Products and International Foods. We intend to begin reporting segmented information based on these new operating segments for the quarter ending March 31, 2012.

In hand with these efforts, we also announced the rationalization of a number of operations and functions which led to a 6% reduction of our salaried workforce. Once fully implemented, and after approximately $500 in severance charges, this rationalization is expected to reduce annual costs by approximately $3,000 before tax.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require us to exercise our judgment and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. We continually evaluate the information that forms the basis of our estimates and assumptions as our business and the business environment generally changes. The use of estimates is pervasive throughout our financial statements. The following are the accounting estimates which we believe to be most important to our business.

Revenue recognition

We recognize revenue at the time of delivery of the product or service and when all of the following have occurred: a sales agreement is in place; price is fixed or determinable; and collection is reasonably assured. Consideration given to customers such as value incentives, rebates, early payment discounts and other discounts are recorded as reductions to revenues at the time of sale.

SUNOPTA INC.	41	December 31, 2011 10-K

Accounts receivable

Our accounts receivable primarily includes amounts due from our customers. The carrying value of each account is carefully monitored with a view to assessing the likelihood of collection. An allowance for doubtful accounts is provided for as an estimate of losses that could result from customers defaulting on their obligation to us. In assessing the amount of reserve required, a number of factors are considered including the age of the account, the credit-worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions. Because the amount of the reserve is an estimate, the actual amount collected could differ from the carrying value of the amount receivable. Note 5 of the Consolidated Financial Statements provides an analysis of the changes in the allowance for doubtful accounts.

Inventory

Inventory is our largest current asset. Our inventory consists primarily of raw materials and finished goods held for sale. Inventories are valued at the lower of cost, valued on a weighted-average cost basis, or estimated net realizable value except for certain grain inventories that are carried at market value. Depending on market conditions, the actual amount received on sale could differ from our estimated value of inventory when provisions to record inventory at market are necessary. In order to determine the value of inventory at the balance sheet date, we evaluate a number of factors to determine the adequacy of provisions for inventory. These factors include the age of inventory, the amount of inventory held by type, future demand for products and the expected future selling price we expect to realize by selling the inventory. Our estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. We perform a review of our inventory by reporting unit and product line on a quarterly basis. Note 6 of the Consolidated Financial Statements provides an analysis of the movements in inventory reserve.

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

Intangible assets

We evaluate amortizable intangible assets acquired through business combinations for impairment annually, and more frequently if events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as: an adverse change in the business climate that could affect the value of an asset, e.g., the loss of a significant customer; current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, e.g., the introduction of a competing product that results in a significant loss of market share; and a current expectation that, more likely than not, an intangible asset will be disposed of before the end of it previously estimated useful life, e.g., a plan to exit a product line or business in the near term.

Impairment exists when the carrying amount of an amortizable intangible asset is not recoverable and its carrying value exceeds its estimated fair value. A discounted cash flow analysis is typically used to determine fair value using estimates and assumptions that market participants would apply. Some of the estimates and assumptions inherent in a discounted cash flow model include the amount and timing of the projected future cash flows, and the discount rate used to reflect the risks inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. In addition, an intangible asset's expected useful life can increase estimation risk, as longer-lived assets necessarily require longer-term cash flow forecasts, which for some of our intangible assets can be in excess of 20 years. In connection with an impairment evaluation, we also reassess the remaining useful life of the intangible asset and modify it, as appropriate.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level.

SUNOPTA INC.	42	December 31, 2011 10-K

Reporting units are operating segments or components of operating segments for which discrete financial information is available. To evaluate goodwill, the fair value of each reporting unit is compared to its carrying value. Where the carrying value is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying value of that goodwill to determine whether an impairment loss exists. Any impairment loss is recognized in income.

We measure the fair value of reporting units using discounted cash flows. Because the business is assumed to continue in perpetuity, the discounted future cash flow includes a terminal value. The first year or base year in the calculation of the discounted cash flow model is based on actual results in each component, adjusted for unusual and non-recurring items. Future years’ cash flows to perpetuity are forecasted based on projected revenue growth, and our planned business strategies in future periods that would impact actual cash flows reported in the base year. Examples of planned strategies would include a plant or line expansion at an existing facility, a reduction of working capital at a specific location, and price increases or cost reductions within business units. The revenue growth and planned business strategies for future periods incorporated into the discounted cash flow model reflect our long-term view of the market. The discount rate is based on a segment’s targeted weighted-average cost of capital, which is not necessarily the same as our weighted-average cost of capital. These assumptions are subject to change and are also impacted by our ability to achieve our forecasts and by economic conditions which may impact future results and result in projections not being attained. Each year we re-evaluate the assumptions used to reflect changes in the business environment.

There was no indication of goodwill impairment based on the testing done for the year ended December 31, 2011. In the year ended January 1, 2011, we recorded an impairment charge of $1,654 related to goodwill in our natural health reporting unit, which is part of the International Foods Group segment. In the year ended December 31, 2009, Opta Minerals recorded an impairment charge of $8,341 to write down goodwill in certain of its mill and foundry and abrasive products reporting units, and we recorded a $500 impairment charge related to goodwill in the Fruit Group. Note 8 of the Consolidated Financial Statements provides a summary of the critical assumptions used in the fiscal 2010 and 2009 annual impairment tests.

Purchase price allocation

Business acquisitions are accounted for by the acquisition method of accounting. Under this method, the purchase price is allocated to the assets acquired and the liabilities assumed based on the fair value at the time of the acquisition. Any excess purchase price over the fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill. The assumptions and estimates with respect to determining the fair value of intangible assets acquired generally requires the most judgment, and include estimates of future profitability, and/or customer and supplier based attrition, income tax rates and discount rates. Changes in any of the assumptions or estimates used in determining the fair value of the acquired assets and liabilities assumed could impact the amounts assigned to assets, liabilities and goodwill in the purchase price allocation. Future net earnings can be affected as a result of changes in these estimates resulting in an asset or goodwill impairment. In addition, amortization periods are subjective based on expected useful lives and chosen rates. We determine the useful lives of intangible assets based on a number of factors, such as legal, regulatory, or contractual provisions that may limit useful life, and the effects of obsolescence, anticipated demand, existence or absence of competition, and other economic factors on useful life. Note 2 of the Consolidated Financial Statements provide information with respect to businesses acquired and note 8 outlines annual amortization expense relating to these intangibles.

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

Income taxes

We are liable for income taxes in the U.S., Canada, and other jurisdictions where we operate. Our effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, the benefit of cross-jurisdictional financing structures, changes due to foreign exchange, changes in valuation allowance based on our recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations.

SUNOPTA INC.	43	December 31, 2011 10-K

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

Stock-based compensation

We maintain a stock option plan under which incentive stock options may be granted to employees and non-employee directors. At each grant date, we are required to estimate a number of inputs, such as the estimated life of the option, future stock price volatility, and the forfeiture rate used in the Black-Scholes option-pricing model to determine a fair value for the options granted to employees or non-employee directors. The expected life and forfeiture rate of a stock option is based on historical exercise and forfeiture patterns. Future stock price volatility is based on historical volatility of our common shares over the expected life of the stock option. Once determined at the grant date, the fair value of the stock option award is recorded over the vesting period of the options granted. Refer to note 13 of the Consolidated Financial Statements for disclosure of the inputs used to determine the fair value of stock-based compensation granted in fiscal 2011, 2010 and 2009.

SUNOPTA INC.	44	December 31, 2011 10-K

Results of 2011 Operations Compared With Results of 2010 Operations (Expressed in thousands of U.S dollars, except per share amount)

	December 31, 2011	January 1, 2011	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	988,956	817,441	171,515	21.0%
Opta Minerals	93,120	80,868	12,252	15.2%

Total Revenue	1,082,076	898,309	183,767	20.5%

Gross Profit
SunOpta Foods	110,985	121,454	(10,469)	-8.6%
Opta Minerals	20,746	20,037	709	3.5%

Total Gross Profit	131,731	141,491	(9,760)	-6.9%

Operating Income
SunOpta Foods	33,386	46,442	(13,056)	-28.1%
Opta Minerals	7,577	7,753	(176)	-2.3%
Corporate Services	(7,769)	(11,213)	3,444	-30.7%

Total Operating Income	33,194	42,982	(9,788)	-22.8%

Other expense, net	5,097	10,945	(5,848)	-53.4%
Goodwill impairment	-	1,654	(1,654)	-100.0%
Interest expense, net	8,839	9,749	(910)	-9.3%
Provision for income taxes	8,047	6,058	1,989	32.8%
Earnings from continuing operations	11,211	14,576	(3,365)	23.1%

Earnings attributable to non-controlling interests	1,636	1,368	268	19.6%
Loss from discontinued operations, net of taxes	(4,350)	(15,092)	10,742	-71.2%
Gain on sale of discontinued operations, net of taxes	71	62,950	(62,879)	-99.9%

Earnings attributable to SunOpta Inc.	5,296	61,066	(55,770)	-91%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”, and "Goodwill impairment")

Revenues for the year ended December 31, 2011 increased by 20.5% to $1,082,076 from $898,309 for the year ended January 1, 2011. Revenues in SunOpta Foods increased by 21.0% to $988,956 and revenues in Opta Minerals increased by 15.2% to $93,120. Excluding the impact of acquisitions made late in 2010 and in the third quarter of 2011, revenues increased 11.6% compared to the prior year. The acquisitions of Dahlgren, Edner, and Lorton’s added incremental revenues of $80,921. The underlying base growth rate for the business was approximately 7.1% after accounting for changes including movements in foreign exchange and commodity prices. The increase in revenue was due primarily to the changes in sales volume and pricing described below in “Segmented Operations Information”.

SUNOPTA INC.	45	December 31, 2011 10-K

Gross profit decreased $9,760, or 6.9%, for the year ended December 31, 2011 to $131,731 from $141,491 for the year ended January 1, 2011. As a percentage of revenues, gross profit for the year ended December 31, 2011 was 12.2% compared to 15.8% for the year ended January 1, 2011, a decrease of 3.6% . Within SunOpta Foods, gross profit was negatively impacted by decreased demand and unfavorable commodity prices in our sunflower operations, due mainly to competition in the international marketplace. In addition, volume declines at our frozen foods operation, fiber and fruit ingredients operations, and natural health products operation all contributed to the decline in gross profit compared to the prior year. Partially offsetting these negative impacts were a combination of higher volumes and improved efficiencies at our aseptic, healthy snacks, and international foods operations. In addition, the acquisitions of Dahlgren, Edner and Lorten's contributed incremental gross profit of $3,280.

Selling, general and administrative costs (“SG&A”) including intangible asset amortization decreased $2,571 to $97,590 for the year ended December 31, 2011 compared to $100,161 for the year ended January 1, 2011. The acquisitions of Dahlgren, Edner and Lorton's added an incremental $4,176 of SG&A, and the stronger Canadian dollar and euro relatively to the U.S. dollar led to a $1,771 increase in SG&A on foreign denominated costs compared to the prior year. Excluding these impacts, SG&A spending within our base business decreased $5,802, reflecting lower marketing costs in support of our branded natural health products, lower overall compensation costs due in part to headcount reductions made in 2010 at our frozen foods and natural health products operations, and reductions in stock-based compensation, bonuses and professional fees. Offsetting these decreases were headcount increases in our international foods and healthy snacks operations in support of business growth. As a percentage of revenues, SG&A and intangible asset amortization costs were 9.0% for the year ended December 31, 2011 compared to 11.1% for the year ended January 1, 2011.

Foreign exchange losses were $947 for the year ended December 31, 2011 as compared to gains of $1,652 for the year ended January 1, 2011. The decrease was primarily due to unfavorable exchange rate movements for the Canadian dollar and euro relative to the U.S. dollar.

Operating income for the year ended December 31, 2011 decreased by $9,788 to $33,194 compared to operating income of $42,982 for the year ended January 1, 2011 due to the factors noted above. As a percentage of revenue, operating income was 3.1% for the year ended December 31, 2011, compared to 4.8% for the year ended January 1, 2011. Further details on revenue, gross margins and operating income variances are provided below under “Segmented Operations Information”.

Other expense for the year ended December 31, 2011 of $5,097 reflected primarily a non-cash long-lived asset impairment charge recorded in our natural health products operation of $7,510, partially offset by gains recognized on the sales of our frozen foods assets located in Mexico and a reduction in accrued contingent consideration relating to the acquisition of Dahlgren. Other expense for the year ended January 1, 2011 of $10,945 included long-lived asset impairment and severance charges of $7,549 and $1,805, respectively, primarily related to rationalization efforts at our frozen food and natural health products operations.

Interest expense for the year ended December 31, 2011 was $8,839 compared to $9,749 for the year ended January 1, 2011, a $910 decrease. Borrowing costs were lower for the year ended December 31, 2011 due to lower debt levels outstanding on our real estate and machinery and equipment term loan facilities, a lower base interest rate on borrowed funds as compared to the prior year, and a reduction of non-cash amortization of deferred financing fees, partially offset by higher borrowings on our other credit lines.

Income tax provision for the year ended December 31, 2011 was $8,047 compared to a provision of $6,058 for the year ended January 1, 2011. The increase in income taxes was due to an increase in the valuation allowance against current year losses that may not be realized in the future, as compared to a decrease in the valuation allowance in the prior year due to the Canadian Food Distribution asset sale and the disposition of SunOpta BioProcess. We also recognized the benefit of certain state and federal tax credits in the U.S., which reduced the income tax provision.

Earnings from continuing operations decreased $3,365 to $11,211 for the year ended December 31, 2011, compared to $14,576 for the year ended January 1, 2011. Basic and diluted earnings per share from continuing operations were $0.15 and $0.14, respectively, for the year ended December 31, 2011, compared to $0.20 and $0.20, respectively, for the year ended January 1, 2011.

Earnings attributable to non-controlling interest for the year ended December 31, 2011 were $1,636 compared to earnings of $1,368 for the year ended January 1, 2011. The $268 increase is due to higher net earnings in our less than wholly-owned subsidiaries.

Losses from discontinued operations, net of income taxes of $4,350 for the year ended December 31, 2011 reflects the results of operations of Colorado Sun Oil Processing LLC ("CSOP"), including a pre-tax settlement loss of $5,246 reflecting an adverse arbitration ruling relating to our joint venture with Colorado Mills LLC. Loss from discontinued operations, net of income taxes for the year ended January 1, 2011, reflect the results of operations from the Canadian Food Distribution business and SunOpta BioProcess, which were divested on June 11, 2010 and August 31, 2010, respectively.

SUNOPTA INC.	46	December 31, 2011 10-K

Gain on the sale of discontinued operations of $71 represents the after tax gains realized on the disposal of our interest in CSOP. Gain on sale of discontinued operations, net of taxes of $62,950 for the year ended January 1, 2011 represents the gains realized on the sale of the Canadian Food Distribution business and the disposition of SunOpta BioProcess.

On a consolidated basis, earnings and basic and diluted earnings per share were $5,296, $0.08 and $0.08, respectively, for the year ended December 31, 2011, compared to $61,066, $0.94 and $0.92, respectively, for the year ended January 1, 2011.

SUNOPTA INC.	47	December 31, 2011 10-K

Adjusted Earnings from Continuing Operations

During the year ended December 31, 2011, we recognized certain charges and gains against earnings that we do not believe are reflective of normal business operations. As a result, we believe it is useful to eliminate these charges and gains to compute an Adjusted earnings from continuing operations(1) amount for the year ended December 31, 2011 which we believe is more reflective of normal business operations. Adjusted earnings from continuing operations per diluted share(1) for the year ended December 31, 2011 were $0.30.

Following is a calculation of our Adjusted earnings from continuing operations (1) and Adjusted earnings from continuing operations per diluted share (1) for the year ended December 31, 2011:

		Per Diluted
		Share(2)
Earnings attributable to SunOpta Inc.	$5,296	$0.08
Loss from discontinued operations, net of taxes	4,279	0.06
Earnings from continuing operations attributable to SunOpta Inc.	$9,575	$0.14

Adjusted for:
Write-down of intangible and other long-lived assets at Purity Life Health Products, net of taxes of $1,615	5,895	0.09
Other severance, rationalization, de-listing and acquisition-related costs, net of taxes of $741	1,939	0.03
Costs to curtail and retrofit facilities at the Ingredients Group, as well as integration costs at Lorton`s, net of taxes of $1,103	1,952	0.03
Write-down of certain inventory and long-lived assets at Frozen Foods operations, offset by gains on sale of Mexican processing assets, net of taxes of $859	1,235	0.02
Costs to fill expeller pressed oil contracts at a loss due to dispute with Colorado Mills, net of taxes of $486	861	0.01
Reduction of fair value of contingent consideration liability for Dahlgren and Edner	(1,235)	(0.02)
Adjusted earnings from continuing operations(1)	$20,222	$0.30

During the year ended December 31, 2011, we recorded a non-cash write-down of intangible and other long-lived assets at our Purity Life Health Products operation, as the cash flows expected to be generated from these assets did not support their carrying values (see Note 14 of the Consolidated Financial Statements). Also during 2011, we incurred severance and rationalization costs as we reduced headcount at certain operations; costs related to de-listing of products at a Canadian retailer; and professional, legal and other costs related to our acquisition of Lorton’s and Inland. Due to the loss of a significant customer and new product development efforts in our Ingredients Group, we incurred costs to curtail and retofit certain of our manufacturing facilities throughout 2011. In addition, we incurred business integration costs related to our acquisition of Lorton’s. As part of our rationalization of the Frozen Foods operation, we recorded a non-cash write-down on certain inventories where the carrying value was less than net realizable value, and wrote off long-lived assets that could not be recovered through future cash flows. Partially offsetting these rationalization charges at Frozen Foods was a gain realized on the sale of land, building and processing assets located in Mexico. We also incurred excessive raw material and crushing costs in order to fulfil expeller pressed oil contracts at negative gross margins. Non-cash gains were recorded due to a decrease in the estimated fair value of contingent consideration liabilities owing to the former owners of Dahlgren and Edner, as pre-determined targets to achieve the contingent consideration were not attained. We believe that Earnings from continuing operations attributable to SunOpta Inc. is the performance measure calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP") that is most directly comparable to Adjusted earnings from continuing operations(1), and that Earnings per share from continuing operations attributable to SunOpta Inc. is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted earnings per share from continuing operations(1).

The table above reconciles Earnings from continuing operations attributable to SunOpta Inc. to Adjusted earnings from continuing operations(1) and reconciles Earnings per share from continuing operations attributable to SunOpta Inc. to Adjusted earnings per share from continuing operations(1), in each case for the year ended December 31, 2011.

SUNOPTA INC.	48	December 31, 2011 10-K

(1)

Adjusted earnings from continuing operations and Adjusted earnings per share from continuing operations are non-GAAP financial measures. We believe these non-GAAP measures, which have been adjusted for the impact of the items listed in the table above, assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Adjusted earnings from continuing operations and Adjusted earnings per share from continuing operations should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

(2)	The diluted weighted-average number of shares outstanding for the year ended December 31, 2011 is 66,583,149 (see Note 16 of the Consolidated Financial Statements).

SUNOPTA INC.	49	December 31, 2011 10-K

Segmented Operations Information

SunOpta Foods
For the year ended	December 31, 2011	January 1, 2011	Change	% Change

Revenue	988,956	817,441	171,515	21.0%
Gross Margin	110,985	121,454	(10,469)	-8.6%
Gross Margin %	11.2%	14.9%		-3.7%

Operating Income	33,386	46,442	(13,056)	-28.1%
Operating Income %	3.4%	5.7%		-2.3%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”, and "Goodwill impairment")

SunOpta Foods contributed $988,956 or 91.4% of consolidated revenue for the year ended December 31, 2011 compared to $817,441 or 91.0% of consolidated revenues for the year ended January 1, 2011, an increase of $171,515. The increase in revenue reflects internal growth of 13.1% and acquisition related revenues of $80,921. Internal growth includes growth on the base business plus growth on acquisitions from the date of acquisition over the previous year in addition to the impact of foreign exchange movements on the translation of foreign denominated revenues to U.S. dollars and commodity related price movements. Excluding the impact of foreign exchange and commodity related price movements, revenue in SunOpta Foods increased approximately 6.4% over the prior year. The table below explains the increase in revenue by group:

SunOpta Foods Revenue Changes
Revenue for the year ended January 1, 2011	$817,441
Increase in the Grains and Foods Group	114,290
Decrease in the Ingredients Group	(12,007)
Increase in the Fruit Group	3,711
Increase in the International Foods Group	65,521
Revenue for the year ended December 31, 2011	$988,956

Gross margin in SunOpta Foods decreased by $10,469 for the year ended December 31, 2011 to $110,985, or 11.2% of revenues, compared to $121,454, or 14.9% of revenues for the year ended January 1, 2011. The table below explains the decrease in gross margin by group:

SunOpta Foods Gross Margin Changes
Gross Margin for the year ended January 1, 2011	$121,454
Decrease in the Grains and Foods Group	(1,102)
Decrease in the Ingredients Group	(9,405)
Decrease in the Fruit Group	(7,897)
Increase in the International Foods Group	7,935
Gross Margin for the year ended December 31, 2011	$110,985

SUNOPTA INC.	50	December 31, 2011 10-K

Operating income in SunOpta Foods decreased by $13,056 for the year ended December 31, 2011 to $33,386 or 3.4% of revenues, compared to $46,442 or 5.7% of revenues for the year ended January 1, 2011. The table below explains the decrease in operating income:

SunOpta Foods Operating Income Changes
Operating Income for the year ended January 1, 2011	$46,442
Decrease in gross margin, as noted above	($10,469)
Decrease in foreign exchange gains	(1,742)
Increase in SG&A costs	(845)
Operating Income for the year ended December 31, 2011	$33,386

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains and Foods Group	December 31, 2011	January 1, 2011	Change	% Change

Revenue	479,195	364,905	114,290	31.3%
Gross Margin	45,999	47,101	(1,102)	-2.3%
Gross Margin %	9.6%	12.9%		-3.3%

Operating Income	22,813	28,003	(5,190)	-18.5%
Operating Income %	4.8%	7.7%		-2.9%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”, and "Goodwill impairment")

The Grains and Foods Group contributed $479,195 in revenues for the year ended December 31, 2011, compared to $364,905 for the year ended January 1, 2011, a $114,290 or 31.3% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenue for the year ended January 1, 2011	$364,905
Incremental revenue from the acquisition of Dahlgren on November 8, 2010	65,052
Increase in price for commodity corn and soy, as well as organic grains, partially offset by lower price for grain-based food ingredients	35,397
Increased volume and pricing from aseptically packaged soymilk and alternative beverages due to new product launches, new customer contracts and continued growth from existing customers	11,796
Higher volume due primarily to commodity corn, grain-based food ingredients and organic grains, partially offset by lower volumes of commodity soy	10,690
Incremental revenue generated from our South African soy base operation	395
Decrease in volume and price for in-shell sunflower products, combined with lower demand for bakery kernel and other sunflower based products, partially offset by higher pricing for bakery kernel and bird seed	(9,040)
Revenue for the year ended December 31, 2011	$479,195

SUNOPTA INC.	51	December 31, 2011 10-K

Gross margin in the Grains and Foods Group decreased by $1,102 to $45,999 for the year ended December 31, 2011 compared to $47,101 for the year ended January 1, 2011, and the gross margin percentage decreased by 3.3% to 9.6% .. The decrease in gross margin as a percentage of revenue is primarily due to unfavorable pricing in the sunflower market caused by increasing commodity costs and a large, low-cost supply of sunflower coming out of South America and decreased plant efficiencies due to lower bakery kernel and in-shell volumes, partially offset by efficiencies at our aseptic processing and packaging facilities and roasted grains operation due in part to increased volumes. The table below explains the decrease in gross margin:

Grains and Foods Group Gross Margin Changes
Gross Margin for the year ended January 1, 2011	$47,101
Decreased demand for in-shell, bakery kernel and other sunflower products, combined with decreased plant efficiencies and pricing pressure for in-shell and kernel products in international markets, partially offset by improved pricing on bird seed	(6,612)
Increased raw material and crushing costs for specialty sunflower oils	(958)
Incremental gross margin from the acquisition of Dahlgren on November 8, 2010, partially offset by higher cost of raw materials	3,043
Increased customer demand for aseptically packaged soymilk and alternative beverage products, as well as improved plant efficiencies	2,861
Increased volumes of grain-based food ingredients and organic grains, higher margins in our south African operation and improved efficiencies in our roasted grain operation	564
Gross Margin for the year ended December 31, 2011	$45,999

Operating income in the Grains and Foods Group decreased by $5,190 or 18.5% to $22,813 for the year ended December 31, 2011, compared to $28,003 for the year ended January 1, 2011. The table below explains the decrease in operating income:

Grains and Foods Group Operating Income Changes
Operating Income for the year ended January 1, 2011	$28,003
Decrease in gross margin, as explained above	(1,102)
Incremental SG&A from the acquisition of Dahlgren on November 8, 2010	(2,980)
Increased corporate allocations due primarily to Dahlgren acquisition	(1,924)
Decrease in compensation costs, primarily due to lower bonus and benefit costs, combined with lower professional fees, partially offset by higher spending on utilities, insurance and general office costs	377
Higher foreign exchange gains	439
Operating Income for the year ended December 31, 2011	$22,813

Looking forward, we believe the Grains and Foods business is well positioned in growing natural and organic food categories. We expect our recently announced aseptic processing and packaging expansion at our U.S. west coast facility to continue to enhance our capacity to manufacture aseptic soy and alternative beverages. We also intend to focus our efforts on growing our identity preserved, non-genetically modified ("non-GMO") and organic grains business, expanding revenues from natural and organic grains based ingredients and continuing to focus on value-added ingredient and packaged product offerings. We intend to pursue internal growth and acquisition opportunities that are aligned with the Group’s core vertically integrated grain business model. Additionally, the international expansion of our sales base via strategic relationships for procurement of product is expected to drive incremental sales volume. Our long-term target for the Grains and Foods Group is to achieve a segment operating margin of 6% to 8% which assumes we are able to secure a consistent quantity and quality of grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	52	December 31, 2011 10-K

Ingredients Group	December 31, 2011	January 1, 2011	Change	% Change

Revenue	56,356	68,363	(12,007)	-17.6%
Gross Margin	11,701	21,106	(9,405)	-44.6%
Gross Margin %	20.8%	30.9%		-10.1%

Operating Income	4,611	13,172	(8,561)	-65.0%
Operating Income %	8.2%	19.3%		-11.1%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”, and "Goodwill impairment")

The Ingredients Group contributed $56,356 in revenues for the year ended December 31, 2011, compared to $68,363 for the year ended January 1, 2011, a $12,007 or 17.6% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes
Revenue for the year ended January 1, 2011	$68,363
Lower customer demand for oat and soy fiber, primarily due to the loss of a significant customer in the first quarter of 2011, as well as pricing reductions due to competitive pressures	(11,541)
Lower customer demand for blended food ingredients, partially offset by improved pricing on dairy blends and bran products, as well as increased customer demand for starches and brans	(346)
Lower volume in contract manufacturing, partially offset by higher pricing	(120)
Revenue for the year ended December 31, 2011	$56,356

Gross margin in the Ingredients Group decreased by $9,405 to $11,701 for the year ended December 31, 2011 compared to $21,106 for the year ended January 1, 2011, and the gross margin percentage decreased by 10.1% to 20.8% . The decrease in gross margin as a percentage of revenue was due to lower customer demand for fiber, primarily as a result of the loss of a significant customer in the first quarter of 2011, and the resultant decrease in efficiencies from lower production levels. The table below explains the decrease in gross margin:

Ingredients Group Gross Margin Changes
Gross Margin for the year ended January 1, 2011	$21,106
Lower customer demand for oat and soy fiber products and reduced selling prices, combined with plant inefficiencies due to lower production volumes, increased raw materials and input costs, and price reductions in response to market pressures	(7,557)
Costs associated with the idling of fiber manufacturing facilities during 2011	(1,199)
Decrease in customer demand for blended food ingredients, as well as an increase in raw material costs and lower manufacturing costs absorbed	(522)
Lower contribution due to lower sales volumes on contract manufacturing, partially offset by higher production volumes and costs absorbed	(127)
Gross Margin for the year ended December 31, 2011	$11,701

SUNOPTA INC.	53	December 31, 2011 10-K

Operating income in the Ingredients Group decreased by $8,561, or 65.0%, to $4,611 for the year ended December 31, 2011, compared to $13,172 for the year ended January 1, 2011. The table below explains the decrease in operating income:

Ingredients Group Operating Income Changes
Operating Income for the year ended January 1, 2011	$13,172
Decrease in gross margin, as explained above	(9,405)
Increased spending on research and development projects and higher bad debt expense on a customer bankruptcy, partially offset by lower spending on professional fees	(318)
Decrease in compensation costs, primarily bonus expense	1,162
Operating Income for the year ended December 31, 2011	$4,611

Looking forward, we intend to continue to concentrate on growing the Ingredients Group’s fiber and specialty ingredients portfolio and customer base through product and process innovation and diversification. The Group is focused on replacing the volume lost early in 2011 as a result of a significant customer changing to an alternative fiber product. We intend to also focus on maintaining the continuous improvement culture of the Ingredients Group to further increase capacity utilization, reduce costs, and sustain margins. Our long-term target for the Ingredients Group is to realize segment operating margins of 12% to 15%. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs, increased competition, loss of key customers, an inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

Fruit Group	December 31, 2011	January 1, 2011	Change	% Change

Revenue	148,162	144,451	3,711	2.6%
Gross Margin	10,651	18,548	(7,897)	-42.6%
Gross Margin %	7.2%	12.8%		-5.6%

Operating Income	(2,853)	4,095	(6,948)	-169.7%
Operating Income %	-1.9%	2.8%		-4.7%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”, and "Goodwill impairment")

The Fruit Group contributed $148,162 in revenues for the year ended December 31, 2011, compared to $144,451 for the year ended January 1, 2011, a $3,711 or 2.6% increase. The table below explains the increase in revenue:

Fruit Group Revenue Changes
Revenue for the year ended January 1, 2011	$144,451
Incremental revenue from the acquisition of Edner on December 14, 2010	13,419
Higher volume as a result of new customers, increased demand and improved sales efforts in our Healthy Snacks operations, partially offset by reduced pricing to drive volume gains	8,128
Lower volume of industrial fruit ingredients due primarily to decreased demand and the loss of a significant customer	(13,447)
Lower volumes of retail, industrial and food service offerings in our Frozen Foods operation, partially offset by improved pricing on retail offerings	(4,389)
Revenue for the year ended December 31, 2011	$148,162

SUNOPTA INC.	54	December 31, 2011 10-K

Gross margins in the Fruit Group decreased by $7,897 to $10,651 for the year ended December 31, 2011 compared to $18,548 for the year ended January 1, 2011, and the gross margin percentage decreased by 5.6% to 7.2% . The decrease in gross margin as a percentage of revenue was due to the rationalization of legacy industrial format inventory in our Frozen Foods operation, higher raw material and labor costs in our Healthy Snacks operations, reduced production efficiencies due to lower volume at our Fruit Ingredient operation, offset by lower storage costs from lower inventory levels of frozen product. The table below explains the decrease in gross margin:

Fruit Group Gross Margin Changes
Gross Margin for the year ended January 1, 2011	$18,548
Lower volumes, reduced plant efficiencies, and increased inventory rationalization costs, partially offset by lower storage, freight, and brokerage costs in our Frozen Foods operation	(6,737)
Reduced volume at our Fruit Ingredients operation due in part to the loss of a significant customer	(3,765)
Higher contribution due to increased volumes in our Healthy Snacks operations	2,051
Incremental gross margin from acquisition of Edner on December 14, 2010	554
Gross Margin for the year ended December 31, 2011	$10,651

Operating income in the Fruit Group decreased by $6,948, or 169.7%, to ($2,853) for the year ended December 31, 2011, compared to $4,095 for the year ended January 1, 2011. The table below explains the decrease in operating income:

Fruit Group Operating Income Changes
Operating Income for the year ended January 1, 2011	$4,095
Decrease in gross margin, as explained above	(7,897)
Incremental SG&A expense from the acquisition of Edner on December 14, 2010	(747)
Lower compensation costs due to staff reductions in our Frozen Foods operation, partially offset by increased headcount and bonuses in our Healthy Snacks operations	1,003
Reduced consulting and product development costs in our Fruit Ingredients operation	536
Decrease in professional fees, marketing and other general office expenses	157
Operating Loss for the year ended December 31, 2011	($2,853)

Looking forward, we expect improvements in margins and operating income from the components of the Fruit Group through the growth of our Fruit Ingredients and Healthy Snacks operations, and from continued efforts to streamline and focus the Frozen Foods operation. We believe the sale of our Mexican frozen fruit assets and the decision to enter into a strategic raw material supply agreement to service our value added retail offerings will help enhance margins. We remain customer focused and continue to explore new ways to bring value added product offerings and processes to market. We will also continue to explore opportunities to improve operating efficiencies. Our new aseptic packaging line in our Fruit Ingredient operation is expected to increase capacity and drive incremental volumes and cost savings in 2012. Continued new product development and innovation in our Healthy Snacks operation combined with increasing demand for portable nutritious fruit offerings are expected to drive growth in that business. Long term we are targeting 6% to 8% operating margins from the components of the Fruit Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	55	December 31, 2011 10-K

International Foods Group

For the year ended	December 31, 2011	January 1, 2011	Change	% Change

Revenue	305,243	239,722	65,521	27.3%
Gross Margin	42,634	34,699	7,935	22.9%
Gross Margin %	14.0%	14.5%		-0.5%

Operating Income	8,815	1,172	7,643	652.1%
Operating Income %	2.9%	0.5%		2.4%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”, and "Goodwill impairment")

The International Foods Group contributed $305,243 in revenues for the year ended December 31, 2011, compared to $239,722 for the year ended January 1, 2011, a $65,521 or a 27.3% increase. The table below explains the increase in revenue:

International Foods Group Revenue Changes
Revenue for the year ended January 1, 2011	$239,722
Higher customer demand for natural and organic commodities such as fruits, vegetables, sweeteners, nuts and coffee beans	39,965
Favorable impact on revenues due to the stronger Canadian dollar and euro relative to the U.S. dollar	12,216
Increased volume of consumer packaged products driven primarily by our beverage category including low-calorie lemonade, electrolyte water and orange juice	11,197
Increased commodity prices for sweeteners, coffee beans, cocoa, seeds, nuts, fruits and vegetables	6,931
Incremental revenue due to the acquisition of Lorton's on August 8, 2011	2,450
Decline in volume of shipments of both branded and distributed natural health products to the food, drug and mass channel due to the delisting of certain products and lost distribution	(6,869)
Decrease in brokerage commissions due to lower volume	(369)
Revenue for the year ended December 31, 2011	$305,243

SUNOPTA INC.	56	December 31, 2011 10-K

Gross margins in the International Foods Group increased by $7,935 to $42,634 for the year ended December 31, 2011 compared to $34,699 for the year ended January 1, 2011, and the gross margin percentage decreased by 0.5% to 14.0% . The decrease in margin rate was due to reduced sales of higher margin branded natural health products, higher material costs for consumer packaged products and negative contribution from Lorton’s. The table below explains the increase in gross margin:

International Foods Group Gross Margin Changes
Gross Margin for the year ended January 1, 2011	$34,699
Higher volumes and pricing for natural and organic commodities such as fruits, vegetables, sweeteners, nuts and coffee beans	7,446
Favorable impact on margin due to the stronger Canadian dollar and euro relative to the U.S. dollar	2,064
Increased volume of consumer packaged products primarily in our beverage category	909
Lower volumes of both branded products and distributed natural health products, partially offset by reduced listing fees	(1,754)
Lower brokerage volumes and commissions	(413)
Incremental gross margin losses due to the acquisition of Lorton’s on August 8, 2011	(317)
Gross Margin for the year ended December 31, 2011	$42,634

Operating income in the International Foods Group increased by $7,643, or 652.1%, to $8,815 for the year ended December 31, 2011, compared to earnings of $1,172 for the year ended January 1, 2011. The table below explains the increase in operating income:

International Foods Group Operating Income Changes
Operating Income for the year ended January 1, 2011	$1,172
Increase in gross margin, as explained above	7,935
Lower marketing and advertising costs primarily in our Natural Health Products operation	1,454
Decrease in SG&A due to the closure of the brokerage office located in Chicago, Illinois	1,087
Decrease in other SG&A spending	384
Unfavorable impact of a stronger Canadian dollar and euro relative to the U.S. dollar, on foreign denominated SG&A	(1,202)
Increased foreign exchange losses	(763)
Higher compensation expense primarily in our European operations, partially offset by savings in our natural health products operation from restructuring initiatives in 2011 and 2010	(803)
Incremental SG&A expense from the acquisition of Lorton's on August 8, 2011	(449)
Operating Income for the year ended December 31, 2011	$8,815

Looking forward, the International Foods Group is focused on leveraging its sourcing, supply, processing and distribution expertise to grow its portfolio of organic ingredients as well as to expand its range of consumer and natural health product offerings. We intend to continue to expand our operating platform into the processing and manufacturing of products in order to enhance value to our customer base, including the installation of two flexible re-sealable pouch filling lines on the U.S. west coast and plans for two more flexible pouch filling lines on the U.S. east coast to be operational in the third quarter of 2012. Long-term group operating margins are targeted at 5% to 6% of revenues, which are expected to be achieved through a combination of sourcing, pricing and product development strategies. We also intend to strive to foster an environment of continuous improvement to help forward and backward integrate where opportunities exist, expand our processing expertise and increase our value-added capabilities. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable fluctuations in foreign exchange, reduced demand for natural and organic ingredients, increased competition, delayed synergies, as well as our inability to realize our particular strategic expansion goals, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	57	December 31, 2011 10-K

Opta Minerals	December 31, 2011	January 1, 2011	Change	% Change

Revenue	93,120	80,868	12,252	15.2%
Gross Margin	20,746	20,037	709	3.5%
Gross Margin %	22.3%	24.8%		-2.5%

Operating Income	7,577	7,753	(176)	-2.3%
Operating Income %	8.1%	9.6%		-1.5%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense, net”, and "Goodwill impairment")

Opta Minerals contributed $93,120 in revenues for the year ended December 31, 2011, compared to $80,868 for the year ended January 1, 2011, a $12,252 or 15.2% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenue for the year ended January 1, 2011	$80,868
Increased volume of mill and foundry products as a result of global increase in demand for steel and new customers and applications	14,994
Decreased volumes of abrasive products and other industrial mineral products and services	(2,742)
Revenue for the year ended December 31, 2011	$93,120

Gross margin for Opta Minerals increased by $709 to $20,746 for the year ended December 31, 2011 compared to $20,037 for the year ended January 1, 2011, and the gross margin percentage decreased by 2.5% to 22.3% . The decrease in gross margin as a percentage of revenue was driven by changes to product mix, an increase in plant costs and higher labor costs related to higher sales volume. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the year ended January 1, 2011	$20,037
Increased contribution from steel and related products due to higher demand, partially offset by higher labor costs due to the increased volume	2,788
Impact of reduced volume and increased raw material and plant costs in abrasive products	(2,079)
Gross Margin for the year ended December 31, 2011	$20,746

SUNOPTA INC.	58	December 31, 2011 10-K

Operating income for Opta Minerals decreased by $176, or 2.3%, to $7,577 for the year ended December 31, 2011, compared to $7,753 for the year ended January 1, 2011. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating Income for the year ended January 1, 2011	$7,753
Increase in gross margin, as explained above	709
Decrease in foreign exchange gains	(698)
Increase in general office costs	(187)
Operating Income for the year ended December 31, 2011	$7,577

Opta Minerals is focused on near-term growth opportunities, including the recent acquisitions of Inland in November 2011 and Babco in February 2012. We believe Opta Minerals is well positioned for continued expansion based on additional acquisition opportunities and a number of internal growth opportunities which are currently in development. We own 66.2% of Opta Minerals and segment operating income is presented prior to non-controlling interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdowns in the economy, or delays in bringing new products and operations completely online, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

Corporate Services	December 31, 2011	January 1, 2011	Change	% Change

Operating Loss	(7,769)	(11,213)	3,444	30.7%

(Operating loss is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and “Goodwill impairment”)

Operating loss at Corporate Services decreased by $3,444 to $7,769 for the year ended December 31, 2011, from costs of $11,213 for the year ended January 1, 2011. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating Loss for the year ended January 1, 2011	($11,213)
Increase in corporate management fees that are allocated to SunOpta operating groups	2,754
Decrease in compensation expense, primarily due to lower bonus expense and stock- based compensation	1,226
Decreased legal fees primarily due to a reduction in legal costs related to the restatement of financial statements included in the quarterly reports for the first three quarters of 2007	1,167
Lower workers compensation costs due to expectation of claims to be settled	598
Lower depreciation expense due to certain corporate assets reaching the end of their estimated useful lives	319
Decrease in foreign exchange gains	(1,616)
Increase in SG&A costs due to the impact of a stronger Canadian dollar relative to the U.S. dollar	(569)
Increase in professional fees, primarily due to increased tax and IT consulting, and higher recruitment fees, partially offset by reduction in general office costs	(435)
Operating Loss for the year ended December 31, 2011	($7,769)

SUNOPTA INC.	59	December 31, 2011 10-K

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

SUNOPTA INC.	60	December 31, 2011 10-K

Results of 2010 Operations Compared With Results of 2009 Operations
(Expressed in thousands of U.S dollars, except per share amount)

	January 1, 2011	December 31, 2009	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	817,441	756,508	60,933	8.1%
Opta Minerals	80,868	62,523	18,345	29.3%

Total Revenue	898,309	819,031	79,278	9.7%

Gross Profit
SunOpta Foods	121,454	92,028	29,426	32.0%
Opta Minerals	20,037	13,081	6,956	53.2%

Total Gross Profit	141,491	105,109	36,382	34.6%

Operating Income
SunOpta Foods	46,442	18,100	28,342	156.6%
Opta Minerals	7,753	1,161	6,592	567.8%
Corporate Services	(11,213)	(6,614)	(4,599)	69.5%

Total Operating Income	42,982	12,647	30,335	239.9%

Other expense, net	10,945	2,245	8,700	387.5%
Goodwill impairment	1,654	8,841	(7,187)	-81.3%
Interest expense, net	9,749	13,839	(4,090)	-29.6%
Provision for (recovery of) income taxes	6,058	(3,038)	9,096	-299.4%
Earnings from continuing operations	14,576	(9,240)	23,816	-257.7%

Earnings (loss) attributable to non-controlling interests	1,368	(2,807)	4,175	-148.7%
Loss from discontinued operations, net of taxes	(15,092)	(330)	(14,762)	n/m
Gain on sale of discontinued operations, net of taxes	62,950	-	62,950	n/m

Earnings (loss) attributable to SunOpta Inc.	61,066	(6,763)	67,829	n/m

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

Revenues for the year ended January 1, 2011 increased by 9.7% to $898,309 from $819,031 for the year ended December 31, 2009. Revenues in SunOpta Foods increased by 8.1% to $817,441 and revenues in Opta Minerals increased by 29.3% to $80,868. The increased revenue is based on consolidated internal growth of 8.6% and acquisition related revenues of $13,076. Internal growth includes growth on the base business plus growth on acquisitions from the date of acquisition over the previous year in addition to the impact of foreign exchange movements on the translation of foreign denominated revenue to U.S. dollars and commodity related price movements. Excluding the impact of foreign exchange and commodity related price movements, revenues increased approximately 10.6% over the prior year. The acquisitions of Dahlgren and Edner. added incremental acquisition revenues of $13,031 and $45, respectively. The increase in revenue was due primarily to the changes in sales volume and pricing described below in “Segmented Operations Information”.

SUNOPTA INC.	61	December 31, 2011 10-K

Gross profit increased $36,382, or 34.6%, for the year ended January 1, 2011 to $141,491 from $105,109 for the year ended December 31, 2009. As a percentage of revenues, gross profit for the year ended January 1, 2011 was 15.8% compared to 12.8% for the year ended December 31, 2009, an increase of 3.0% . For the year ended January 1, 2011, we experienced increased gross profit in all of our operating segments. Within SunOpta Foods, higher volumes of fiber, fruit ingredient products, grains, consumer products and plant efficiencies all contributed to the increased gross profit. Also contributing to the increase in gross profit was a rebound in the steel and abrasive markets for Opta Minerals. The improvement in gross profit was due primarily to a lower overall cost of goods sold, as a percentage of revenues, as a result of the variances described below under “Segmented Operations Information”.

SG&A costs including intangible asset amortization increased $7,176 to $100,161 for the year ended January 1, 2011 compared to $92,985 for the year ended December 31, 2009. The combination of a stronger Canadian dollar and a weaker euro for the year ended January 1, 2011 led to a $3,049 increase in SG&A on foreign denominated costs. Additional SG&A costs of $6,844 relating to higher compensation costs, the acquisition of Dahlgren, non-cash stock-based compensation, professional fees and general overhead expenses were offset by a $2,029 reduction in costs relating to brand re-launch initiatives at our natural health products operation and severance and facility rationalizations in our Frozen Foods operation. As a percentage of revenues, SG&A costs and intangible asset amortization costs were 11.1% for the year ended January 1, 2011 compared to 11.3% for the year ended December 31, 2009.

Foreign exchange gains were $1,652 for the year ended January 1, 2011 as compared to gains of $523 for the year ended December 31, 2009. The increase is primarily due to favorable exchange rate movements for the euro and Canadian dollar relative to the U.S. dollar.

Operating income for the year ended January 1, 2011 increased by $30,335 to $42,982 compared to operating income of $12,647 for the year ended December 31, 2009 due to the factors noted above. As a percentage of revenue, operating income was 4.8% for the year ended January 1, 2011, compared to 1.5% for the year ended December 31, 2009. Further details on revenue, gross margins and operating income variances are provided below under “Segmented Operations Information”.

Other expense for the year ended January 1, 2011 of $10,945 reflects non-cash long-lived asset impairment and severance charges of $7,549 and $1,805, respectively, primarily related to rationalization efforts in our frozen foods operation that began in fiscal 2009 and continued into 2010, as well as the rationalization efforts at our natural health products operation which began in the second quarter of 2010. In addition, there were other expenses relating to acquisition costs of $547, non-cash stock compensation expense of $435 at Opta Minerals, non-cash pension curtailment expense of $588 and other charges totaling $537 relating primarily to the Fruit Group. In 2009, other expense of $2,245 related to facility rationalization costs, the settlement of a labor related class action lawsuit, and the elimination of certain long-term liabilities at Opta Minerals.

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

Income tax provision for the year ended January 1, 2011 was $6,058 compared to a recovery of $3,038 for the year ended December 31, 2009, due to the higher consolidated earnings before tax in the current period.

Earnings from continuing operations for the year ended January 1, 2011 were $14,576 as compared to a loss of $9,240 for the year ended December 31, 2009, a $23,816 increase. Basic and diluted earnings per share from continuing operations were $0.20 and $0.20, respectively, for the year ended January 1, 2011 compared to losses of $0.09 and $0.09, respectively, for the year ended December 31, 2009.

Earnings attributable to non-controlling interest for the year ended January 1, 2011 were $1,368 compared to losses of $2,807 for the year ended December 31, 2009. The $4,175 increase is due to higher net earnings in our less-than-wholly-owned subsidiaries.

Losses from discontinued operations, net of income taxes, were $15,092 for the year ended January 1, 2011 compared to losses of $330 for the year ended December 31, 2009. The $14,762 increase in losses from discontinued operations is due to $15,280 relating to stock-based and other compensation costs that were realized upon the sale of SunOpta BioProcess, and costs of $1,289 incurred as a result of the sale of the Canadian Food Distribution assets including retention bonuses, severances and mandatory interest payments, offset by $1,807 of higher operating margins from discontinued operations.

SUNOPTA INC.	62	December 31, 2011 10-K

Gain on the sale of discontinued operations of $62,950 represents the after tax gains realized on the dispositions of the Canadian Food Distribution assets and the shares of SunOpta BioProcess.

On a consolidated basis, earnings and basic and diluted earnings per share were $61,066, $0.94 and $0.92 respectively, for the year ended January 1, 2011, compared to losses of $6,763, $0.10 and $0.10, respectively, for the year ended December 31, 2009.

SUNOPTA INC.	63	December 31, 2011 10-K

Adjusted Earnings from Operations

During the year ended January 1, 2011, we recognized gains and recorded specific expenses against net earnings that we do not believe are reflective of normal business operations. As a result, we believe it is useful to eliminate these gains and expenses to compute an adjusted earnings from operations(1) amount for the year ended January 1, 2011 which we believe is more reflective of normal business operations. Adjusted earnings from operations per diluted share(1) for the year ended January 1, 2011 were $0.33.

Following is a calculation of our Adjusted earnings from operations(1) and Adjusted earnings from operations per diluted share(1) for the year ended January 1, 2011:

		Per Diluted
		Share (2)

Earnings attributable to SunOpta Inc.	$61,066	$0.92
Adjusted for:
Gain on sale of discontinued operations, net of taxes	(62,950)	(0.95)
Gain on dilution of SunOpta BioProcess ownership position in Xylitol Canada	(1,242)	(0.02)
Reversal of tax valuation allowance at SunOpta Inc., net of valuation allowance recorded at Opta Minerals	(350)	(0.01)
Costs included in discontinued operations as a result of the sale of the Canadian Food Distribution assets and shares of SunOpta BioProcess, net of tax recovery of $388	16,183	0.25
Impairment of long-lived assets and goodwill, net of taxes of $2,321	6,367	0.10
Severance and closure costs at our natural health products operation and our brokerage operation, net of taxes of $345	662	0.01
Non-cash pension curtailment expense	588	0.01
Costs incurred to complete acquisitions of Dahlgren and Edner	547	0.01
Non-cash compensation costs related to cancelled stock options recorded at Opta Minerals, net of $146 allocated to non-controlling interests	289	-
Adjusted earnings from operations(1)	$21,160	$0.32

During the year ended January 1, 2011, we recorded gains on the sales of the Canadian Food Distribution assets and the sale of SunOpta BioProcess (see Note 3 of the Consolidated Financial Statements). Losses from discontinued operations, net of income taxes, include costs incurred as a result of the sales including stock-based and other compensation rewards that were triggered upon closing of the sales, severances and mandatory interest payments. We also executed a restructuring plan at our natural health products operation as a result of market conditions and the sale of the Canadian Food Distribution assets, which triggered severance costs. As a result of its dilution in ownership in an investment prior to being sold, SunOpta BioProcess recorded a non-taxable dilution gain in the second quarter of 2010. We also recorded asset write-downs relating to property, plant and equipment and intangible assets within the Fruit Group, recognized a goodwill impairment charge relating to our natural health products division, and reversed a tax valuation allowance relating to a tax position that is no longer uncertain. In addition, we incurred professional, legal and other costs related to our fourth quarter of 2010 acquisitions of Dahlgren and the assets of Edner, as well as non-cash compensation related to cancelled stock options at our less-than-wholly-owned subsidiary. We believe that earnings attributable to SunOpta Inc. is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted earnings from operations(1), and that earnings per share is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to Adjusted earnings from operations per diluted share (1).

The table above reconciles earnings attributable to SunOpta Inc. to Adjusted earnings from operations(1) and reconciles earnings per share to Adjusted earnings from operations per diluted share(1), in each case for the year ended January 1, 2011.

(1)

Adjusted earnings from operations per diluted share and Adjusted earnings from operations are non-GAAP financial measures. We believe these non-GAAP measures, which have been adjusted for the impact of the items listed in the table above, assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Adjusted earnings from operations per diluted share and Adjusted earnings from operations should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

(2)	The diluted weighted average number of shares outstanding for the year ended January 1, 2011 was 66,028,278 (see Note 16 of the Consolidated Financial Statements).

SUNOPTA INC.	64	December 31, 2011 10-K

Segmented Operations Information

SunOpta Foods
For the year ended	January 1, 2011	December 31, 2009	Change	% Change

Revenue	817,441	756,508	60,933	8.1%
Gross Margin	121,454	92,028	29,426	32.0%
Gross Margin %	14.9%	12.2%		2.7%

Operating Income	46,442	18,100	28,342	156.6%
Operating Income %	5.7%	2.4%		3.3%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

SunOpta Foods contributed $817,441 or 91.0% of consolidated revenue for the year ended January 1, 2011 compared to $756,508 or 92.4% of consolidated revenues for the year ended December 31, 2009, an increase of $60,933. The increased revenue is based on SunOpta Foods internal growth of 6.9% and acquisition revenues of $13,076. Internal growth includes growth on the base business plus growth on acquisitions from the date of acquisition over the previous year in addition to the impact of foreign exchange movements on the translation of foreign denominated revenue to U.S. dollars and commodity related price movements. Excluding the impact of foreign exchange and commodity related price movements, revenues in SunOpta Foods increased approximately 9.1% over the prior year. The acquisition of Dahlgren and Edner added incremental acquisition related revenues of $13,031 and $45, respectively. The table below explains the increase in revenue by group:

SunOpta Foods Revenue Changes
Revenue for the year ended December 31, 2009	$756,508
Increase in the Grains and Foods Group	39,876
Increase in the Ingredients Group	3,706
Increase in the Fruit Group	7,314
Increase in the International Foods Group	10,037
Revenue for the year ended January 1, 2011	$817,441

Gross margin in SunOpta Foods increased by $29,426 for the year ended January 1, 2011 to $121,454, or 14.9% of revenues, compared to $92,028, or 12.2% of revenues for the year ended December 31, 2009. The table below explains the increase in gross margin by group:

SunOpta Foods Gross Margin Changes
Gross Margin for the year ended December 31, 2009	$92,028
Increase in the Grains and Foods Group	10,531
Increase in the Ingredients Group	4,910
Increase in the Fruit Group	8,413
Increase in the International Foods Group	5,572
Gross Margin for the year ended January 1, 2011	$121,454

SUNOPTA INC.	65	December 31, 2011 10-K

Operating income in SunOpta Foods increased by $28,342 for the year ended January 1, 2011 to $46,442 or 5.7% of revenues, compared to $18,100 or 2.4% of revenues for the year ended December 31, 2009. The table below explains the increase in operating income:

SunOpta Foods Operating Income Changes
Operating Income for the year ended December 31, 2009	$18,100
Increase in gross margin, as noted above	29,426
Increase in foreign exchange gains	805
Increase in SG&A costs	(1,889)
Operating Income for the year ended January 1, 2011	$46,442

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains and Foods Group	January 1, 2011	December 31, 2009	Change	% Change

Revenue	364,905	325,029	39,876	12.3%
Gross Margin	47,101	36,570	10,531	28.8%
Gross Margin %	12.9%	11.3%		1.6%

Operating Income	28,003	18,484	9,519	51.5%
Operating Income %	7.7%	5.7%		2.0%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

The Grains and Foods Group contributed $364,905 in revenues for the year ended January 1, 2011, compared to $325,029 for the year ended December 31, 2009, a $39,876 or 12.3% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenue for the year ended December 31, 2009	$325,029
Higher volume of commodity grains and grain-based food ingredients and incremental revenue generated from our South African soy base operation	25,946
Higher soymilk and alternate beverage sales due to growth in volumes from existing and new customer contracts and the commencement of aseptically packaged natural broth and soup products at our Alexandria, Minnesota facility	22,715
Incremental revenue from the acquisition of Dahlgren on November 8, 2010	13,031
Increased sunflower product sales as a result of higher bakery kernel and by-product volume, offset by lower volume of in-shell products and by price declines due in part to the weakening euro	608
Volume increase at our roasted grain operation as a result of the launch of our Sunrich Naturals brand roasted snack product	597
Decline in price for commodity soy and corn as well as organic grains and grain-based ingredients	(14,076)
Loss of significant customer for extended shelf life soy milk products in the third quarter of 2009	(8,945)
Revenue for the year ended January 1, 2011	$364,905

SUNOPTA INC.	66	December 31, 2011 10-K

Gross margin in the Grains and Foods Group increased by $10,531 to $47,101 for the year ended January 1, 2011 compared to $36,570 for the year ended December 31, 2009, and the gross margin percentage increased by 1.6% to 12.9% . The increase in gross margin as a percentage of revenue is primarily due to a favorable shift in sales mix, as soymilk and alternative beverages as well as packaged sunflower products have higher inherent margins than our grain-based sales. Improved efficiencies at our West Coast aseptic packaging facility which was being commissioned during the first half of 2009 also helped to increase the gross margin rate. The table below explains the increase in gross margin:

Grains and Foods Group Gross Margin Changes
Gross Margin for the year ended December 31, 2009	$36,570
Higher volumes of soymilk, alternate beverages and broth products	5,239
Increased volume for bakery kernel products combined with plant efficiencies and improved in-shell pricing	3,621
Pre-opening costs incurred in 2009 at our aseptic packaging facility in Modesto, California which became operational late in the second quarter of 2009	2,464
Incremental margin from the acquisition of Dahlgren on November 8, 2010	2,048
Increased volumes in our roasted grain operation as a result of launch of Sunrich Naturals brand roasted product, and production efficiencies	49
Loss of significant customer for extended shelf life soy milk products in the third quarter of 2009	(1,994)
Business interruption insurance proceeds not received in 2010	(577)
Unfavorable pricing of our non-GMO and organic grains and grain-based foods due to market pricing of specialty grains and crop quality, offset by increased volumes	(319)
Gross Margin for the year ended January 1, 2011	$47,101

Operating income in the Grains and Foods Group increased by $9,519 or 51.5% to $28,003 for the year ended January 1, 2011, compared to $18,484 for the year ended December 31, 2009. The table below explains the increase in operating income:

Grains and Foods Group Operating Income Changes
Operating Income for the year ended December 31, 2009	$18,484
Increase in gross margin, as explained above	10,531
Lower foreign exchange losses	207
Incremental SG&A from the acquisition of Dahlgren on November 8, 2010	(563)
Increased office, travel, marketing and R&D costs due to facility expansions and international strategy initiatives, partially offset by lower compensation costs	(521)
Increased professional fees and reserves	(135)
Operating Income for the year ended January 1, 2011	$28,003

SUNOPTA INC.	67	December 31, 2011 10-K

Ingredients Group	January 1, 2011	December 31, 2009	Change	% Change

Revenue	68,363	64,657	3,706	5.7%
Gross Margin	21,106	16,196	4,910	30.3%
Gross Margin %	30.9%	25.0%		5.9%

Operating Income	13,172	8,691	4,481	51.6%
Operating Income %	19.3%	13.4%		5.9%

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

Ingredients Group Gross Margin Changes
Gross Margin for the year ended December 31, 2009	$16,196
Increase due to oat and soy fiber volume and plant efficiencies	3,802
Increase in volume and pricing in contract manufacturing	1,158
Lower manufacturing costs in dairy blends and other blended products, partially offset by lower volumes	288
Decrease in starch and brans due primarily to lower volume	(338)
Gross Margin for the year ended January 1, 2011	$21,106

SUNOPTA INC.	68	December 31, 2011 10-K

Operating income in the Ingredients Group increased by $4,481, or 51.6%, to $13,172 for the year ended January 1, 2011, compared to $8,691 for the year ended December 31, 2009. The table below explains the increase in operating income:

Ingredients Group Operating Income Changes
Operating Income for the year ended December 31, 2009	$8,691
Increase in gross margin, as explained above	4,910
Decrease in bad debt expense	321
Increase in compensation costs	(477)
Higher professional fees, increased travel expense and higher general office costs and corporate allocations, offset by a decrease in foreign exchange losses	(273)
Operating Income for the year ended January 1, 2011	$13,172

Fruit Group	January 1, 2011	December 31, 2009		Change	% Change

Revenue	144,451	137,137		7,314	5.3%
Gross Margin	18,548	10,135		8,413	83.0%
Gross Margin %	12.8%	7.4%			5.4%

Operating Income	4,095	(4,398)		8,493	193.1%
Operating Income %	2.8%	(3.2%	)		6.0%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

The Fruit Group contributed $144,451 in revenues for the year ended January 1, 2011, compared to $137,137 for the year ended December 31, 2009, a $7,314 or 5.3% increase. The table below explains the increase in revenue:

Fruit Group Revenue Changes
Revenue for the year ended December 31, 2009	$137,137
Higher volume due to the increased demand at our fruit ingredient operations for industrial and food service products and new product offerings as well as improved pricing	6,910
Higher volume as a result of new customers and increased demand in our healthy snacks operation, partially offset by reduced contract pricing to certain customers	2,477
Volume declines on industrial and food service offerings along with retail price decreases in the Frozen Fruit operation, partially offset by higher retail volumes and price increases for industrial products	(2,073)
Revenue for the year ended January 1, 2011	$144,451

SUNOPTA INC.	69	December 31, 2011 10-K

Gross margins in the Fruit Group increased by $8,413 to $18,548 for the year ended January 1, 2011 compared to $10,135 for the year ended December 31, 2009, and the gross margin percentage increased by 5.4% to 12.8% . The increase in gross margin as a percentage of revenue is due to liquidation and rationalization costs incurred in 2009 that did not reoccur in 2010, as well as improved production efficiencies at our fruit ingredient and frozen foods operations, and cost benefits realized from process improvement initiatives implemented in our healthy snacks and fruit ingredients operations. The table below explains the increase in gross margin:

Fruit Group Gross Margin Changes
Gross Margin for the year ended December 31, 2009	$10,135
Costs incurred in 2009 to liquidate inventories and rationalize product offerings in the frozen foods operation	3,238
Impact of improved pricing and higher volumes in our fruit ingredient operations which, in addition to process improvements, contributed to manufacturing efficiencies	2,426
Positive impact of the elimination of fresh fruit processing at our Buena Park facility via reduced storage and less costly Mexican fruit, coupled with increased retail volumes and lower brokerage costs, slightly offset by higher transportation costs	1,484
Impact of higher volumes, process improvement initiatives and cost reductions implemented at our healthy snacks operations, offset by costs related to the consolidation of two manufacturing facilities	1,265
Gross Margin for the year ended January 1, 2011	$18,548

Operating income in the Fruit Group increased by $8,493, or 193.1%, to $4,095 for the year ended January 1, 2011, compared to a loss of $4,398 for the year ended December 31, 2009. The table below explains the increase in operating income:

Fruit Group Operating Income Changes
Operating Loss for the year ended December 31, 2009	($4,398)
Increase in gross margin, as explained above	8,413
Severance and related costs incurred in the first quarter of 2009 associated with the rationalization of a facility	545
Decrease in office costs including utilities, insurance, supplies, storage and freight as a result of various cost saving initiatives, as well as lower depreciation expense	192
Increase in professional fees related to ongoing legal matters	(329)
Increase in marketing expense in support of new product offerings and expanded sales efforts	(158)
Increase in bad debt reserves	(122)
Increase in foreign exchange losses	(48)
Operating Income for the year ended January 1, 2011	4,095

SUNOPTA INC.	70	December 31, 2011 10-K

International Foods Group
For the year ended	January 1, 2011	December 31, 2009		Change	% Change

Revenue	239,722	229,685		10,037	4.4%
Gross Margin	34,699	29,127		5,572	19.1%
Gross Margin %	14.5%	12.7%			1.8%

Operating Income	1,172	(4,677)		5,849	125.1%
Operating Income %	0.5%	(2.0%	)		2.5%

(Operating Income is defined as “Earnings before the following” excluding the impact of “Other expense (income), net”, and "Goodwill impairment")

The International Foods Group contributed $239,722 in revenues for the year ended January 1, 2011, compared to $229,685 for the year ended December 31, 2009, a $10,037 or a 4.4% increase. The table below explains the increase in revenue:

International Foods Group Revenue Changes
Revenue for the year ended December 31, 2009	$229,685
Higher customer demand for natural and organic commodities such as processed fruits and vegetables, cocoa products, sweeteners, and coffee beans, partially offset by lower demand for feed ingredients	12,606
Increased volume at Consumer Product Solutions, primarily driven by new products, including low-calorie lemonades and electrolyte water products	4,379
Improved pricing for sweeteners, coffee beans and agave, and market pricing for cocoa, which continues to trade at or near record pricing, partially offset by lower contract pricing on grains, seeds and frozen fruits and vegetables	4,109
Decline in volume of shipments of both branded and distributed natural health products due to increased competition in the Canadian market and lower demand for health and beauty aids and health food products, slightly offset by increased demand in international markets for our natural health products	(7,350)
Decrease in brokerage operations due to lower volumes and lost customers	(3,179)
Unfavorable net impact on revenues due to the weakened euro relative to the U.S. dollar, partially offset by the stronger Canadian dollar relative to the U.S. dollar compared to the 2009 period	(528)
Revenue for the year ended January 1, 2011	$239,722

SUNOPTA INC.	71	December 31, 2011 10-K

Gross margins in the International Foods Group increased by $5,572 to $34,699 for the year ended January 1, 2011 compared to $29,127 for the year ended December 31, 2009, and the gross margin percentage increased by 1.8% to 14.5% . The increase in margin rate was due to improved contract pricing on certain organic ingredients at The Organic Corporation, as well as the new higher margin product offerings at our Consumer Product Solutions operation. The table below explains the increase in gross margin:

International Foods Group Gross Margin Changes
Gross Margin for the year ended December 31, 2009	$29,127
Higher volumes of natural and organic commodities, as well as improved contract pricing on coffee beans, sweeteners, agave and cocoa	6,159
Reduced spending on a brand re-launch initiative that was undertaken in 2009 in support of certain of our branded natural health products	1,714
Introduction of new, high margin, products offerings at Consumer Product Solutions in addition to improved pricing on existing products, as well as lower warehousing costs and a decrease in inventory reserves as a result of lower inventory levels	1,491
Favorable net impact on gross margins due to the stronger Canadian dollar relative to the U.S. dollar, partially offset by weakened euro relative to the U.S. dollar versus the 2009 period	619
Lower shipment volumes of both branded products and distributed products, partially offset by improved pricing on distributed products and reduced trade spending in our natural health products operations	(3,379)
Decline in volume at our brokerage operations	(1,032)
Gross Margin for the year ended January 1, 2011	$34,699

Operating income in the International Foods Group increased by $5,849, or 125.1%, to $1,172 for the year ended January 1, 2011, compared to a loss of $4,677 for the year ended December 31, 2009. The table below explains the increase in operating income:

International Foods Group Operating Income Changes
Operating Loss for the year ended December 31, 2009	($4,677)
Improved gross margins, as noted above	5,572
Lower marketing costs related to a brand re-launch initiative that was undertaken in 2009 in support of certain of our branded natural health products	1,484
Foreign exchange gains on forward foreign exchange contracts entered into by The Organic Corporation, mostly related to U.S. denominated contracts	627
Lower compensation costs primarily as a result of a restructuring plan in our natural health products operation initiated in the second quarter of 2010	425
Negative impact on Canadian borne SG&A spending due to higher Canadian dollar relative to the U.S., partially offset by euro borne SG&A spending due to the lower euro relative to the U.S. dollar as compared to the 2009 period	(1,560)
Increase in travel and related costs at The Organic Corporation to support higher sales and the sourcing of raw material products, as well as higher reserve for bad debts and an increase in management fees, partially offset by lower compensation related costs in our natural and health products operations due to headcount reductions in 2010	(699)
Operating Income for the year ended January 1, 2011	$1,172

SUNOPTA INC.	72	December 31, 2011 10-K

Opta Minerals	January 1, 2011	December 31, 2009	Change	% Change

Revenue	80,868	62,523	18,345	29.3%
Gross Margin	20,037	13,081	6,956	53.2%
Gross Margin %	24.8%	20.9%		3.9%

Operating Income	7,753	1,161	6,592	567.8%
Operating Income %	9.6%	1.9%		7.7%

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

Gross margin for Opta Minerals increased by $6,956 to $20,037 for the year ended January 1, 2011 compared to $13,081 for the year ended December 31, 2009, and the gross margin percentage increased by 3.9% to 24.8% . The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the year ended December 31, 2009	$13,081
Increased volume of steel and related products due to higher demand, combined with cost reduction measures that were implemented during 2009	5,369
Incremental gross margin from new production facilities located in Freeport, Texas and Tampa Bay, Florida which did not start to come online until the fourth quarter of 2009	821
Higher volume of abrasive products and lower costs due to cost reduction measures that were implemented during 2009	766
Gross Margin for the year ended January 1, 2011	$20,037

SUNOPTA INC.	73	December 31, 2011 10-K

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

SUNOPTA INC.	74	December 31, 2011 10-K

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

  Existing cash and cash equivalents.
  Available operating lines of credit, including the remaining $10,000 on the accordion feature noted below.
  Cash flows generated from operating activities.
  Cash flows generated from the exercise, if any, of stock options during the year.
  Additional long-term financing.
  Sale of non-core divisions, or assets.

As at December 31, 2011, we have availability under certain lines of credit of approximately $50,415 (January 1, 2011 – $63,181).

In January 2012, we completed amendments to our syndicated banking facilities, which increased availability on our Canadian revolving credit facility from Cdn $5,000 to Cdn $10,000, and the U.S. revolving credit facility from $100,000 to $115,000, with a corresponding decrease in the amount of availability under the facilities’ accordion feature from $30,000 to $10,000. The remaining terms of the facilities did not change. These syndicated credit facilities mature on October 30, 2012. As the renewal date approaches, we intend to review all sources of credit available to us. We will need to renew or replace these facilities in order to support our future capital and working capital needs to grow our business.

In February 2012, in connection with its acquisition of Babco, Opta Minerals' credit agreement was amended to increase the borrowing amount available under the revolving acquisition facility by Cdn $19,000 (U.S. - $18,682).

In order to finance significant acquisitions that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering, or the issuance of common stock as consideration in an acquisition. There can be no assurance that these types of financing would be available or, if so, on terms that are acceptable to us.

Included in cash and cash equivalents at December 31, 2011 is $698 (January 1, 2011 - $495) that is specific to Opta Minerals that cannot be utilized by the Company for general corporate purposes, and is maintained in separate bank accounts of Opta Minerals.

We intend to maintain a total debt to equity ratio of 0.50 - 0.70 to 1.00 versus our current position of 0.54 to 1.00 (January 1, 2011 – 0.48 to 1.00) .

In the event that we require additional liquidity due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be limited.

Cash flows – Year Ended December 31, 2011 Compared to the Year Ended January 1, 2011

Net cash and cash equivalents increased by $43 during the year ended December 31, 2011 (year ended January 1, 2011 –increased by $583) to $2,378 at December 31, 2011. The increase in cash and cash equivalents was primarily the result of net borrowings on our credit facilities of $23,360, offset by net capital expenditures of $12,784, $3,158 of cash used for the acquisitions of Lorton’s and Inland, $2,303 of cash used for the working capital adjustment on the Dahlgren acquisition, and cash used in continuing operations of $3,874.

Cash used in operating activities from continuing operations was $3,874 during fiscal 2011, a decrease of $14,151 compared to cash provided by operating activities from continuing operations of $10,277 during 2010. The primary reason for the decrease in cash provided by operating activities from continuing operations was a $10,103 increase in cash used to fund working capital in 2011, due mainly to cash of $26,953 used to fund accounts payable and accrued liabilities, $5,681 used to fund inventories, cash used for income tax instalments of $2,452 and a decrease in cash from customer deposits of $3,959, partially offset by $15,105 more cash provided by prepaid expenses and other current assets and $13,837 in cash from the collection of accounts receivable. Cash used for accounts payable and accrued liabilities include the payment of previously accrued bonuses in the second quarter of 2011 and payment for 2011 crop inventories received in the Grains and Foods Group in the fourth quarter of 2010. Cash used to fund inventories was due to carrying higher levels of commodity corn and soybeans in the Grains and Foods Group, as well as certain commodities at The Organic Corporation, into the current crop season in order to improve gross margins by contracting less acres of more costly 2012 crops. Cash used for income tax instalments represents payments in tax jurisdictions that do not have loss carryforwards that can be applied against earnings generated. The reduction in cash provided from customer deposits is due to contracting less acres for planting, resulting in lower deposits received from our growers to purchase commodities. Cash provided from prepaid expenses and other current assets represents primarily the change in realized positions on derivatives instruments in place to reduce risk on corn and soybean positions. Cash provided by accounts receivable reflects improved collection times compared to the fourth quarter of 2010. Earnings from continuing operations for 2011 and items not affecting cash provided cash of $40,823 in 2011 compared to $44,871 in 2010, a decrease of $4,048, due to lower earnings from continuing operations of $3,365, a gain on the sale of property, plant and equipment in Mexico of $3,201, and a reduction of non-cash impairments in 2011 of $1,770, partially offset by increased depreciation and amortization of $1,605 primarily related to acquisitions in 2010, an increase in unrealized losses on derivative instruments of $2,342 and lower unrealized foreign exchange gains of $709.

SUNOPTA INC.	75	December 31, 2011 10-K

Cash used in investing activities from continuing operations was $19,508 in 2011, compared to $64,819 in 2010. The decrease in cash used of $45,311 is primarily due to $43,761 of cash used in the acquisitions of Dahlgren and Edner in 2010, compared to $3,158 used in 2011 to fund the acquisitions of Lorton’s and Inland, as well as a $2,303 payment for working capital related to the Dahlgren acquisition. In addition, we used net cash of $12,784 for purchases of property, plant and equipment in 2011, compared to $19,336 in 2010. In 2011, we received cash proceeds of $4,528 from the sale of land, building and processing assets in Mexico and processing assets in California, as we rationalized our business model in the Frozen Foods operations. During 2011, spending on property, plant and equipment included the purchase of land and a building in the U.S. by Opta Minerals, maintenance and capacity enhancement at our aseptic bevereage and ingredient facilities in Alexandria, Minnesota, as well as a retail polybag renovation at our Frozen Foods operation in California, combined with other plant-specific improvement projects and general maintenance spending across the organization. Cash used in investing activities from discontinued operations of $308 in 2011 related primarily to purchases of property, plant and equipment, whereas cash provided by investing activities from discontinued operations of $51,972 in 2010 included $65,809 of cash proceeds received on the sale of the Canadian Food Distribution assets, offset by $12,142 of cash sold in the divesture of SunOpta BioProcess, as well as purchases of property, plant and equipment made within the discontinued operations.

Financing activities generated cash of $25,245 in 2011 compared to a use of cash of $6,806 in 2010. In 2011, we had net borrowings on our credit facilities of $23,360, to fund working capital, expenditures on property, plant and equipment and two acquisitions noted above, compared to net repayments on our credit facilities of $7,878 in 2010, primarily from the funds received on the sale of the Canadian Food Distribution assets, less spending on working capital, property, plant and equipment and acquisitions in 2010.

Cash flows – Year Ended January 1, 2011 Compared to the Year Ended December 31, 2009

Net cash and cash equivalents increased $583 during the year-ended January 1, 2011 (year ended December 31, 2009 – decreased by $126) to $2,335 at January 1, 2011. The increase in cash and cash equivalents was primarily the result of net proceeds of $65,809 on the sale of the Canadian Food Distribution assets and cash provided by operating activities from continuing operations of $10,277, offset by cash used in the acquisitions of Dahlgren and Edner for $43,761, $19,372 of net capital expenditures, and $7,878 in net borrowings on our credit facilities.

Cash provided by operating activities from continuing operations was $10,277 during fiscal 2010, a decrease of $47,191 compared to cash provided by operating activities from continuing operations of $57,468 during 2009. The primary reason for the decrease in cash provided by operating activities was due to a $78,088 increase in cash used to fund working capital in 2010, due mainly to a $70,420 increase in cash to fund inventories, a $19,963 increase in cash to fund accounts receivable, a $12,322 increase in cash used to fund prepaid expense and other current assets, offset by a $21,599 increase in cash provided from an increase in accounts payable and accrued liabilities.

Inventory levels increased year over year in the Grains and Foods Group due to higher quantities on hand to support new customer contracts, as well as an increase in the commodity price for corn and soybeans. Also, inventory in the International Foods Group increased year over year in response to increased demand expected for 2011, as well as higher commodity prices. In contrast to the $35,861 of cash used to build inventory levels in 2010, inventory reductions in 2009, as a result of lower volumes and economic uncertainty, provided cash of $34,559. The $19,963 in cash used to fund accounts receivable is due to higher sales volumes in the fourth quarter of 2010 compared to 2009, and increased collection times. The $12,322 increase in cash used to fund prepaid expenses and other current assets is primarily due to increased short-term derivative gains on forward grain contracts as well as higher levels of supplier advances to secure product in our International Foods Group. Offsetting these uses of cash is a $21,599 increase in cash provided from accounts payable and accrued liabilities due primarily to increased inventory purchases. Earnings from continuing operations for 2010 and items not affecting cash provided cash of $44,871 compared to $13,974 in 2009, an increase of $30,897, due to improved earnings from continuing operations of $23,816, non-cash movements of $4,535 in deferred income taxes, and an increase of $1,339 in stock based compensation, partially offset by $1,003 lower asset and goodwill impairments in 2010.

SUNOPTA INC.	76	December 31, 2011 10-K

Cash used in investing activities of continuing operations was $64,819 in 2010, compared to $11,535 in 2009. The increase in cash used of $53,284 is primarily due to $43,761 of cash used in the acquisitions of Dahlgren and Edner, and $19,372 used for purchases of property, plant and equipment compared to $10,798 in 2009. During 2010, spending on property, plant and equipment included the expansion of our fiber facility in Cedar Rapids to increase processing capacity, spending on our new aseptic packaging line at our Fruit Ingredient operation, a methane extraction project at our Cambridge oat fiber ingredient facility, and other plant-specific improvement projects and general maintenance spending across the organization. Cash provided by investing activities of discontinued operations of $51,972 in 2010 includes $65,809 of cash proceeds received on the sale of the Canadian Food Distribution assets, offset by $12,142 of cash sold in the divestiture of SunOpta BioProcess, as well as purchases of property, plant and equipment made within the discontinued operations. Cash used in investing activities of discontinued operations in 2009 related primarily to purchases of property, plant and equipment.

Financing activities used $6,806 in 2010 compared to $35,739 in 2009. In 2010, net debt repayments on our line of credit and long-term debt facilities were $7,878 compared to $34,363 in 2009, due to borrowings on our line of credit facilities to support the working capital increases noted above.

Business and Financial Outlook

The purpose of this Business and Financial Outlook section is to provide shareholders, prospective investors and other readers of this Annual Report on Form 10-K with information regarding management's current plans and expectations including expectations regarding future revenues and earnings. This Outlook has been prepared for this purpose only and readers are cautioned that it may not be appropriate for any other purpose. Readers are also cautioned that this Outlook is subject to the assumptions, risks and uncertainties discussed below and elsewhere in this Annual Report on Form 10-K, that actual results may vary from those presented and therefore they should not place undue reliance on it. This Outlook reflects our current expectations and judgments based on circumstances existing as of February 29, 2012. We disclaim any intention or obligation to update or revise this Business and Financial Outlook, whether as a result of new information, future events or otherwise, except as required by law. The statements in this Outlook are forward-looking statements. See “Forward-Looking Statements”.

Management believes that consumer demand for high quality natural and organic foods and natural health products has grown rapidly over the past decade as global awareness of the benefits of healthy eating continues to proliferate. The global market for organic products was valued at $59 billion in 2010 according to the Organic Monitor, a specialist research firm focusing on the organic industry, with historical growth rates between 10% and 20% depending on product line and country. We believe long-term trends for growth remain in place. While a large number of companies compete within specific segments of the market, we believe there are relatively few companies as well positioned as SunOpta to take advantage of this growing market. We believe that our vertically integrated “seed to table” business model built over the past 12 years has positioned SunOpta as a global leader in the natural and organic foods and natural health products markets.

For 2012, we believe we will realize revenue and unit growth compared to 2011, resulting from new product offerings, new and expanding customer relationships and incremental sales of nutritious portable. We believe that consumers will continue to focus on health conscious natural, organic and specialty foods and natural health products as concerns over disease, obesity and well-being are center of mind and we feel SunOpta is well positioned to meet the needs of these growing markets.

We believe that our net earnings for 2012 will improve versus 2011 as a result of improved volumes, pricing and product mix; increased capacity, cost reduction and rationalization initiatives, many of which have now been implemented; fixed cost leverage; and the avoidance of certain asset impairment charges recorded in 2011 which are not expected to reoccur in 2012. Our primary focus for 2012 remains the improvement of operating margins and returns on assets employed. Consistent with 2011, as a direct result of continually changing world-wide macroeconomic conditions, we have decided to take a cautious and responsible approach with regard to providing guidance, and in doing so, will not provide specific revenue and net earnings guidance for 2012 at this time.

SUNOPTA INC.	77	December 31, 2011 10-K

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

Maintaining liquidity and having available sources of cash will be imperative to continue our growth. As at December 31, 2011, we had $2,378 in cash, of which $698 may only be used within Opta Minerals. We also had approximately $50,415 in unused bank lines for a total of $52,793 in cash and borrowings available. Our remaining cash and unused lines plus cash generated from operations are expected to be sufficient to finance 2012 capital spending estimated to be $30,000 to $35,000, 2012 debt service of $35,198 and payment of the current portion of long-term liabilities of $995. In addition, depending on the outcome of pending legal proceedings related to the Colorado Sun Oil Processors dispute, we may be required to fund a settlement payment to Colorado Mills during 2012. At December 31, 2012 we had accrued $5,246 for this contingency. Adjustments to the accrued amount may be made in future periods depending on the outcome of our appeal. We believe additional sources of cash could be obtained through a combination of additional bank or subordinated financing, a private or public offering, the issuance of shares or through a divestiture. However, there can be no assurance that such financing or transactions would be available or, if so, on terms that are acceptable to us.

Off – Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

The table(a) below sets out our contractual obligations with respect to long-term debt, operating and capital leases including interest costs, commitments to purchase grains, commodity and foreign exchange derivative contracts and long term liabilities, at December 31, 2011:

		Payments due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter

Long-term debt obligations	52,227	35,161	6,648	5,690	4,728
Capital lease obligations	37	37	-	-	-
Grain purchase commitments	46,190	46,190	-	-	-
Other commitments	2,720	2,720	-	-	-
Operating leases	44,074	10,515	18,196	10,533	4,830
Interest on long-term debt	5,395	2,505	1,687	938	265
Commodity and foreign exchange contracts	1,738	1,668	70	-	-
Long-term liabilities	6,581	995	5,586	-	-
Interest rate swap	256	256	-	-	-
	159,218	100,047	32,187	17,161	9,823

(a)

This table does not include certain contingent consideration related to acquisitions completed prior to December 31, 2008 that may become payable if predetermined profit targets are achieved. The estimated fair values of contingent consideration liabilities related to acquisitions completed after January 1, 2009 are reflected in the table above.

Also not included in this table is approximately $8,300 in equipment financing expected to be converted to operating leases subsequent to December 31, 2011.

(b)

Interest is calculated based on scheduled repayments over the periods as indicated, using existing interest rates at December 31, 2011, as disclosed in note 11 to the Consolidated Financial Statements.

SUNOPTA INC.	78	December 31, 2011 10-K

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

All financial numbers presented in this “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” are expressed in thousands of U.S. dollars, unless otherwise noted.

Interest rate risk

The primary objective of our investment activities is to preserve principal and limit risk. To achieve this objective, we may invest in a variety of securities, including both government and corporate obligations and money market funds. These securities are generally classified as cash and cash equivalents or short-term investments and are recorded on the balance sheet at fair value with unrealized gains or losses reported on the consolidated statements of operations and comprehensive income. As at December 31, 2011 all of SunOpta’s excess funds were held in cash and cash equivalents with a maturity less than 90 days.

Debt in both fixed rate and floating rate interest carry different types of interest rate risk. Fixed rate debt may have its fair market value adversely affected by a decline in interest rates. In general, longer date debts are subject to greater interest rate risk than shorter dated securities. Floating rate term debt gives less predictability to cash flows as interest rates change. As at December 31, 2011, the weighted-average interest rate of our fixed rate term debt was 5.2% (January 1, 2011 - 4.5%) and $46,414 (January 1, 2011 - $61,669) of the Company’s outstanding term debt is at fixed interest rates. Variable rate term debt of $5,850 (January 1, 2011 - $3,313) at an interest rate of 3.4% (January 1, 2011 - 5.6%) is partially hedged by variable rate cash equivalent investments. The Company looks at varying factors to determine the percentage of debt to hold at fixed rates including the interest rate spread between variable and fixed (swap rates), the Company’s view on interest rate trends, the percent of offset to variable rate debt through holding variable rate investments and the Company’s ability to manage with interest rate volatility and uncertainty. For every 1% increase (decrease) in interest rates on variable rate term debt the Company’s after tax earnings would (decrease) increase by approximately $37 (January 1, 2011 - $25).

In 2007, Opta Minerals entered into an interest rate swap contract to exchange a notional amount of Cdn $17,200 (U.S. - $16,912) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The fair value of the hedging derivative is estimated based on the standard swap valuation methodology. The estimated fair value of the interest rate swap at December 31, 2011 was a loss of $256 (January 1, 2011 - loss of $891). The incremental gain in fair value of $635, net of income taxes of $195, has been recorded in other comprehensive loss for the period. In February 2012, Opta Minerals entered into a Cdn $15,000 (U.S. - $14,749) interest rate swap commencing in August 2012, the date of expiry of the existing contract. On the same day, Opta Minerals also entered into a Cdn $19,000 (U.S. - $18,682) interest rate swap. The combined interest rate swap will expire in February 2017.

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

We are exposed to foreign exchange rate fluctuations as the financial results of SunOpta and its Canadian and European subsidiaries are translated into U.S. dollars on consolidation. The Canadian dollar depreciated relative to the U.S. dollar in 2011, with closing rates moving from Cdn $0.9946 at January 1, 2011 to Cdn $1.0170 at December 31, 2011 for each U.S. dollar. The euro depreciated against the U.S. dollar during 2011, with closing rates moving from $1.3391 at January 1, 2011 to $1.2972 at December 31, 2011. As a result of the depreciation of the Canadian dollar, as well as non-cash write-offs of intangible assets and property, plant and equipment at a Canadian subsidiary, we had a decrease of $4,488 (January 1, 2011 - a decrease of $4,111) in net Canadian assets in 2011. The depreciation of the euro against the U.S. dollar during 2011 was more than offset by growth in our European subsidiary, resulting in a net increase of € 3,905 (January 1, 2011 – increase of € 175) in net euro. A 10% movement in the levels of foreign currency exchange rates in favor of (against) the Canadian dollar or Euro with all other variables held constant would result in an increase (decrease) in the fair value of our net assets by $2,068 (January 1, 2011 - $2,616) for a Canadian dollar exchange movement and $2,636 (January 1, 2011 - $2,090) for a Euro exchange movement.

SUNOPTA INC.	79	December 31, 2011 10-K

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

We enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at December 31, 2011, resulting in a loss of $149 (January 1, 2011 - gain of $569), which is included in foreign exchange on the consolidated statements of operations. In 2009, we began taking a more active role in an attempt to reduce exposure to foreign currency exchange rates by entering into forward foreign exchange contracts. The contracts entered into are primarily Canadian dollars and U.S. dollars as well as U.S. dollars and euros. The net effect of all exchange based transactions including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions including the translation gains and losses related to our Corporate net monetary assets are recorded in foreign exchange on our consolidated statements of operations. For the year ended December 31, 2011, we recorded a loss of $947 (January 1, 2011 – a gain of $1,652).

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

The Company has a risk of loss from hedge activity if a grower does not deliver as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. At December 31, 2011 the Company owned 230,737 (January 1, 2011 - 615,087) bushels of corn with a weighted average price of $6.11 (January 1, 2011 - $6.09) and 678,100 (January 1, 2011 - 878,413) bushels of soy beans with a weighted average price of $12.85 (January 1, 2011 - $13.87) . At December 31, 2011, the Company has a net long position on soybeans of 794 (January 1, 2011 - 79,286) and a net long position on corn of 57,701 (January 1, 2011 - long position of 101,979) bushels. An increase/decrease in commodity prices of either soy or corn of 10% would result in an increase (decrease) in carrying value of these commodities by $36 (January 1, 2011 - $172). In addition, the International Foods Group hedges the purchase of cocoa to minimize price fluctuations. Other than noted above, there are no futures contracts in the other SunOpta Foods segments, Opta Minerals or related to Corporate office activities.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this item are set forth immediately following the signature page to this Form 10-K beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

SUNOPTA INC.	80	December 31, 2011 10-K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that also audited the Company’s Consolidated Financial Statements for the year ended December 31, 2011, as stated in their report attestation which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	81	December 31, 2011 10-K

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of SunOpta Inc.:

We have audited the internal control over financial reporting of SunOpta Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended December 31, 2011 of the Company and our report dated March 7, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 7, 2012

SUNOPTA INC.	82	December 31, 2011 10-K

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors, Corporate Governance and Other Matters

The information with respect to directors, corporate governance and other matters (other than information with respect to executive officers) required by this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after January 1, 2012 (the “2012 Proxy Statement”).

(b) Executive Officers

The following is information concerning our executive officers and other significant officers as of the date of this report.

Name	Position with Company
Steven Bromley	Director, President and Chief Executive Officer
Robert McKeracher	Vice President and Chief Financial Officer
Tony Tavares	Vice President and Chief Operating Officer
John Dietrich	Vice President, Corporate Development
Allan Routh	Director, SunOpta Inc. and President of the SunOpta Grains and Foods Group
John Ruelle	Vice President and Chief Administrative Officer

Steven Bromley (Age 52) serves as President and Chief Executive Officer and a Director of the Company. Mr. Bromley joined the Company in June 2001 and has served in a number of key operating and financial roles since that time. Mr. Bromley served as Vice President and Chief Financial Officer through September 2003 until his appointment as Executive Vice President and Chief Operating Officer. In addition to his role of Chief Operating Officer, Mr. Bromley was appointed by the Board of Directors as President in January 2005 and subsequently Chief Executive Officer in February 2007. Prior to joining the Company, Mr. Bromley spent approximately 13 years in the Canadian dairy industry in a wide range of financial and operational roles with both Natrel Inc. and Ault Foods Limited. From 1997 to 1999 he served on the Board of Directors of Natrel Inc. Mr. Bromley is a Director of most of the Company’s subsidiaries and in July 2004, Mr. Bromley was elected as Director of the Board of Opta Minerals.

Robert McKeracher (Age 35) serves as Vice President and Chief Financial Officer of SunOpta overseeing all financial reporting, compliance and corporate treasury activities. He previously served as Vice President of Financial Reporting for SunOpta Inc. from June 2008 until October 2011, and as Director of Financial Reporting from August 2007 to June 2008. Prior to joining SunOpta, Mr. McKeracher was the Manager of Business Planning and Treasury at Magna Entertainment Corp. from May 2003 to August 2007, after spending four years in public accounting in the assurance and business advisory practice at PricewaterhouseCoopers LLP. Mr. McKeracher is a Chartered Accountant and holds a Bachelor of Commerce degree from The University of Toronto.

Tony Tavares (Age 58) joined the Company in June 2008 as Vice President and Chief Operating Officer. Mr. Tavares brings over 20 years of food industry experience to this role with a focus on increasing organizational profitability in changing environments through a combination of innovative marketing, lean manufacturing and strong organizational development. Prior to joining the Company, Mr. Tavares was Chief Executive Officer of Maple Lodge Farms Inc., and has also held a number of senior positions in the Canadian food industry including President of Maple Leaf Poultry, a division of Maple Leaf Foods and President of Tyson Canada. Mr. Tavares served on the Board of Directors of Opta Minerals from June 2005 to June 2008.

John Dietrich (Age 47) serves as Vice President, Corporate Development and Secretary. Mr. Dietrich joined the Company in 2002 as Vice President and Treasurer. In September 2003 Mr. Dietrich was promoted to Vice President and CFO and served in that role until March 15, 2009 when he was appointed to his current position. From January 1995 until September 2001, Mr. Dietrich held various finance roles at Natrel, Inc. including Director of Business Development, Paragaon Trade Brands (Canada) Inc. as Director of Finance and VP of Finance at Bridge2market Inc. Mr. Dietrich is a Chartered Accountant and Chartered Financial Analyst. Mr. Dietrich has not served on any other reporting issuer's Board of Directors over the last five years.

SUNOPTA INC.	83	December 31, 2011 10-K

Allan Routh (Age 61) was elected to the Board of Directors in September 1999. Mr. Routh is President of the Company's Grains and Foods Group and prior to March 2003 was President and Chief Executive Officer of the SunRich Food Group, Inc., a wholly-owned subsidiary of the Company. Mr. Routh has been involved in the natural and organic food industry and soy industry organizations since 1984. In the past five years, Mr. Routh has not served on any other reporting issuer’s Board of Directors.

John Ruelle (Age 42) serves as Vice President and Chief Administrative Officer. Mr. Ruelle was appointed to this position in October 2011. Mr. Ruelle brings over 15 years of progressive food industry senior leadership experience to this role with a focus on building foundational structures to achieve aggressive revenue and profitably growth through driving talent management, business processes and strategy linkage. Mr. Ruelle joined SunOpta in November 2007 as Vice President of Finance and Administration and Chief Financial Officer of the SunOpta Grains and Foods Group, the largest operating division of SunOpta. Prior to joining SunOpta, Mr. Ruelle was Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Corporate Secretary for Restaurant Technologies, Inc. where he was co-founder and managed over 30 Greenfield start-ups. Earlier in his career he held various financial and operational roles with LaserMaster Technologies and was a Certified Public Accountant with Larson Allen, LLP. Mr. Ruelle has a Bachelor of Science degree from St. John's University.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference from the 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference from the 2012 Proxy Statement.

SUNOPTA INC.	84	December 31, 2011 10-K

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are being filed as part of this annual report.

1.	Financial Statements. See “Index to Consolidated Financial Statements” set forth on page F1.

2.

Financial Statement Schedules. All schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required or the required information has been included within the financial statements or the notes thereto.

3.	Exhibits. The list of exhibits in the Exhibit Index included in this annual report are incorporated herein by reference.

EXHIBIT INDEX

Exhibits	Description

2.1*

Asset Purchase Agreement, dated as of May 10, 2010, by and among United Natural Foods, Inc., UNFI Canada, Inc., SunOpta Inc. and Drive Organics Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 12, 2010).

2.2*

Amendment No. 1 to Asset Purchase Agreement, dated as of June 4, 2010, by and among United Natural Foods, Inc., UNFI Canada, Inc., SunOpta Inc. and Drive Organics Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 10, 2010).

2.3*

Share Purchase Agreement, dated as of August 31, 2010, among SunOpta Inc., SunOpta BioProcess Inc., the Vendors (as defined therein), Mascoma Corporation, and Mascoma Canada, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 7, 2010).

2.4*

Purchase Agreement, dated as of November 8, 2010, by and among Sunrich LLC, Thomas Miller, Charles Considine and Timothy Egeland (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 10, 2010).

3.1

Amalgamation of Stake Technology Ltd. and 3754481 Canada Ltd. (formerly George F. Pettinos (Canada) Limited) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2

Certificate of Amendment, dated October 31, 2003, to change the Company’s name from Stake Technology Ltd. to SunOpta Inc. (incorporated by reference to Exhibit 3i(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.3

Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd., dated January 1, 2004 (incorporated by reference to Exhibit 3i(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.4

Articles of Amalgamation of SunOpta Inc. and 6319734 Canada Inc., 4157656 Canada Inc. Kofman-Barenholtz Foods Limited, dated January 1, 2005 (incorporated by reference to Exhibit 3i(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

SUNOPTA INC.	85	December 31, 2011 10-K

3.5	Articles of Amalgamation of SunOpta Inc. and 4307623 Canada Inc., dated January 1, 2006 (incorporated by reference to Exhibit 3i(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

3.6	Articles of Amalgamation of SunOpta Inc., 4208862 SunOpta Food Ingredients Canada Ltd., 4406150 Canada Inc. and 4406168 Canada Inc., dated January 1, 2007 (incorporated by reference to Exhibit 3i(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.7	Articles of Amalgamation of SunOpta Inc. and 4460596 Canada Inc., dated January 1, 2008 (incorporated by reference to Exhibit 3i(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.8	Amended and Restated By-law no. 14, dated May 27, 2010 (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2010).

4.1	Form of Certificate representing Common Shares, no par value (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form 5-8 filed on September 2, 2011).

10.1	Employee Stock Purchase Plan amended May 7, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2009).

10.2	Retiring Allowance Agreement, dated March 8, 2011, between the Company and Jeremy Kendall which terminates and supercedes the Employment Agreement dated October 1, 2001 between the Company and Mr. Jeremy Kendall, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Employment Agreement, dated February 1, 2007, between the Company and Mr. Steven Bromley (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.4	Sixth Amended and Restated Credit Agreement, dated as of December 20, 2010, among SunOpta Inc. and SunOpta Food Group LLC, as Borrowers, and Each of the Financial Institutions and Other Entities from Time to Time Party Thereto, as Lenders, and Certain Affiliates of the Borrowers, as Obligors, and Bank of Montreal, as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 23, 2010).

10.5	SunOpta Inc. 2002 Stock Option Plan, Amended and Restated May 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2011).

10.6	Letter Agreement, dated October 10, 2011, by and between SunOpta, Inc. and Robert McKeracher (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011).

21**	List of subsidiaries.

23.1**	Consent of Deloitte & Touche LLP, Chartered Accountants.

24.1**	Power of Attorney (included on signature page).

31.1**	Certification by Steven Bromley, President and Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

SUNOPTA INC.	86	December 31, 2011 10-K

31.2**	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32**	Certifications by Steven Bromley, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*

Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith

†

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SUNOPTA INC.	87	December 31, 2011 10-K

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ Robert McKeracher

Robert McKeracher
Vice President and Chief Financial Officer

Date: March 7, 2012

SUNOPTA INC.	88	December 31, 2011 10-K

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints, jointly and severally, Steven R. Bromley and Robert McKeracher, and each of them, as the true and lawful attorney or attorneys-in-fact, with full power of substitution and resubstitution, for each of the undersigned and in the name, place and stead of each of the undersigned, to sign on behalf of each of the undersigned any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting to said attorney or attorneys-in-fact, and each of them, full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney or attorneys-in-fact or any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Bromley	President, Chief Executive Officer and Director	March 6, 2012
Steven R. Bromley	(Principal Executive Officer)

/s/ Robert McKeracher	Vice President and Chief Financial Officer	March 6, 2012
Robert McKeracher	(Principal Financial and Accounting Officer)

/s/ Jeremy Kendall	Chairman and Director	March 6, 2012
Jeremy N. Kendall

/s/ Cyril Ing	Director	March 6, 2012
Cyril A. Ing

/s/ Allan Routh	Director	March 6, 2012
Allan G. Routh

/s/ Katrina Houde	Director	March 6, 2012
Katrina Houde

/s/ Douglas Greene	Director	March 6, 2012
Douglas Greene

/s/ Victor Hepburn	Director	March 6, 2012
Victor Hepburn

/s/ Jay Amato	Director	March 6, 2012
Jay Amato

/s/ Alan Murray	Director	March 6, 2012
Alan Murray

SUNOPTA INC.	89	December 31, 2011 10-K

SunOpta Inc.

Index to Consolidated Financial Statements

(expressed in thousands of U.S. dollars, unless otherwise noted)

Page

Report of Independent Registered Chartered Accountants	F2
Consolidated Statements of Operations
For the Years ended December 31, 2011, January 1, 2011 and December 31, 2009	F3
Consolidated Statements of Comprehensive Earnings
For the Years ended December 31, 2011, January 1, 2011 and December 31, 2009	F4
Consolidated Balance Sheets
As at December 31, 2011 and January 1, 2011	F5
Consolidated Statements of Shareholders’ Equity
For the Years ended December 31, 2011, January 1, 2011 and December 31, 2009	F6
Consolidated Statements of Cash Flows
For the Years ended December 31, 2011, January 1, 2011 and December 31, 2009	F7
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, January 1, 2011 and December 31, 2009	F8

SUNOPTA INC.	–F1-	December 31, 2011 10-K

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of SunOpta Inc.:

We have audited the accompanying consolidated balance sheets of SunOpta Inc. and subsidiaries (the "Company") as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SunOpta Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 7, 2012

SUNOPTA INC.	–F2-	December 31, 2011 10-K

SunOpta Inc.
Consolidated Statements of Operations
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

	December 31, 2011 $	January 1, 2011 $	December 31, 2009 $
		(see note 3)	(see note 3)

Revenues	1,082,076	898,309	819,031

Cost of goods sold	950,345	756,818	713,922

Gross profit	131,731	141,491	105,109

Selling, general and administrative expenses	92,078	95,486	88,337
Intangible asset amortization	5,512	4,675	4,648
Other expense, net (note 14)	5,097	10,945	2,245
Goodwill impairment (note 8)	-	1,654	8,841
Foreign exchange loss (gain)	947	(1,652)	(523)

Earnings from continuing operations before the following	28,097	30,383	1,561

Interest expense, net (note 11)	8,839	9,749	13,839

Earnings (loss) from continuing operations before income taxes	19,258	20,634	(12,278)

Provision for (recovery of) income taxes (note 15)	8,047	6,058	(3,038)

Earnings (loss) from continuing operations	11,211	14,576	(9,240)

Discontinued operations (note 3)
Loss from discontinued operations, net of income taxes	(4,350)	(15,092)	(330)
Gain on sale of discontinued operations, net of income taxes	71	62,950	-

(Loss) earnings from discontinued operations, net of income taxes	(4,279)	47,858	(330)

Earnings (loss)	6,932	62,434	(9,570)

Earnings (loss) attributable to non-controlling interests	1,636	1,368	(2,807)

Earnings (loss) attributable to SunOpta Inc.	5,296	61,066	(6,763)

Earnings (loss) per share – basic (note 16)
-from continuing operations	0.15	0.20	(0.10)
-from discontinued operations	(0.07)	0.73	-
	0.08	0.94	(0.10)

Earnings (loss) per share – diluted (note 16)
-from continuing operations	0.14	0.20	(0.10)
-from discontinued operations	(0.06)	0.72	-
	0.08	0.92	(0.10)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	–F3-	December 31, 2011 10-K

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

	December 31, 2011 $	January 1, 2011 $	December 31, 2009 $

		(see note 3)	(see note 3)

Earnings (loss) from continuing operations	11,211	14,576	(9,240)
(Loss) earnings from discontinued operations, net of income taxes	(4,279)	47,858	(330)
Earnings (loss)	6,932	62,434	(9,570)

Currency translation adjustment	(796)	(3,002)	10,442
Change in fair value of interest rate swap, net of income taxes of $195	440	351	415
Adjustments due to pensions	-	588	(78)
Other comprehensive (loss) earnings, net of income taxes	(356)	(2,063)	10,779

Comprehensive earnings	6,576	60,371	1,209

Comprehensive earnings (loss) attributable to non-controlling interests	1,731	779	(2,841)

Comprehensive earnings attributable to SunOpta Inc.	4,845	59,592	4,050

SUNOPTA INC.	–F4-	December 31, 2011 10-K

SunOpta Inc.
Consolidated Balance Sheets
As at December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

	December 31, 2011 $	January 1, 2011 $

Assets		(see note 3)

Current assets
Cash and cash equivalents (note 17)	2,378	2,335
Accounts receivable (note 5)	94,177	98,777
Inventories (note 6)	240,852	200,278
Prepaid expenses and other current assets (note 4)	21,625	30,023
Current income taxes recoverable	1,503	-
Deferred income taxes (note 15)	4,773	870
Current assets held for sale (note 3)	-	424
	365,308	332,707

Investments (note 3)	33,845	33,345
Property, plant and equipment (note 7)	120,734	115,200
Goodwill (note 8)	49,387	48,174
Intangible assets (note 8)	48,624	60,200
Deferred income taxes (note 15)	11,751	11,889
Other assets	1,854	2,930
Non-current assets held for sale (note 3)	-	4,855

	631,503	609,300

Liabilities

Current liabilities
Bank indebtedness (note 10)	109,718	75,910
Accounts payable and accrued liabilities (note 9)	120,228	122,743
Customer and other deposits	843	2,858
Income taxes payable	1,229	973
Other current liabilities (note 4)	1,419	7,674
Current portion of long-term debt (note 11)	35,198	22,247
Current portion of long-term liabilities	995	493
Current liabilities held for sale (note 3)	-	1,028
	269,630	233,926

Long-term debt (note 11)	17,066	42,485
Long-term liabilities	5,586	6,596
Deferred income taxes (note 15)	24,273	20,808
Non-current liabilities held for sale (note 3)	-	358
	316,555	304,173

Equity
SunOpta Inc. shareholders’ equity
Capital Stock (note 13)	182,108	180,661
65,796,398 common shares (January 1, 2011 - 65,500,091)
Additional paid-in capital (note 13)	14,134	12,336
Retained earnings	100,508	95,212
Accumulated other comprehensive income	2,382	2,833
	299,132	291,042
Non-controlling interest	15,816	14,085
Total equity	314,948	305,127

	631,503	609,300
Commitments and contingencies (note 20)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	–F5-	December 31, 2011 10-K

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

				Accumulated
		Additional		other	Non-
	Capital	paid-in	Retained	comprehensive	controlling	Total
	stock $	capital $	earnings $	income $	interest $	equity $

Balance at December 31, 2008	177,858	6,778	40,909	1,266	15,102	241,913

Employee stock purchase plan and compensation grants	836	-	-	-	-	836
Stock-based compensation, including tax benefit of $6	-	1,435	-	-	-	1,435
Equity transaction	-	(279)	-	-	279	-
Loss from continuing operations	-	-	(6,433)	-	(2,807)	(9,240)
Loss from discontinued operations	-	-	(330)	-	(220)	(550)
Currency translation adjustment	-	-	-	10,615	(173)	10,442
Non-controlling interest contributions	-	-	-	-	1,338	1,338
Change in fair value of interest rate swap, net of income taxes of $182	-	-	-	276	139	415
Adjustment due to pensions	-	-	-	(78)	-	(78)

Balance at December 31, 2009	178,694	7,934	34,146	12,079	13,658	246,511

Employee stock purchase plan and compensation grants	760	-	-	-	-	760
Options exercised	1,207	(84)	-	-	-	1,123
Issuance of warrants (note 13)	-	2,163	-	-	-	2,163
Stock-based compensation, including tax benefit of $42	-	2,323	-	-	-	2,323
Earnings from continuing operations	-	-	13,208	-	1,368	14,576
Earnings from discontinued operations, net of income taxes	-	-	47,858	(7,772)	(487)	39,599
Currency translation adjustment	-	-	-	(2,295)	(707)	(3,002)
Non-controlling interest contributions	-	-	-	-	243	243
Change in fair value of interest rate swap, net of income taxes of $145	-	-	-	233	118	351
Non-current liabilities held for sale (note 3)	-	-	-	-	(108)	(108)
Adjustment due to pensions	-	-	-	588	-	588

Balance at January 1, 2011	180,661	12,336	95,212	2,833	14,085	305,127

Employee stock purchase plan and compensation grants	626	-	-	-	-	626
Options exercised	821	(292)	-	-	-	529
Stock-based compensation, including tax benefit of $86	-	2,090	-	-	-	2,090
Earnings from continuing operations	-	-	9,575	-	1,636	11,211
Loss from discontinued operations, net of income taxes	-	-	(4,279)	-	-	(4,279)
Currency translation adjustment	-	-	-	(743)	(53)	(796)
Change in fair value of interest rate swap, net of income taxes of $195	-	-	-	292	148	440

Balance at December 31, 2011	182,108	14,134	100,508	2,382	15,816	314,948

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	–F6-	December 31, 2011 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

	December 31, 2011	January 1, 2011	December 31, 2009
	$	$	$
		(see note 3)	(see note 3)
Cash provided by (used in)

Operating activities
Earnings (loss)	6,932	62,434	(9,570)
(Loss) earnings from discontinued operations	(4,279)	47,858	(330)
Earnings (loss) from continuing operations	11,211	14,576	(9,240)
Items not affecting cash:
Depreciation and amortization	19,447	17,842	17,030
Unrealized gain on foreign exchange	(268)	(977)	(1,022)
Deferred income taxes	2,144	2,448	(2,087)
Stock-based compensation	2,090	2,764	1,425
Goodwill impairment (note 8)	-	1,654	8,841
Impairment of long-lived assets (note 14)	7,868	7,984	1,800
Unrealized loss (gain) on derivative instruments	839	(1,503)	(2,265)
(Gain) loss on disposal of property, plant and equipment	(3,201)	59	(122)
Other	693	24	(386)
Changes in non-cash working capital, net of businesses acquired (note 17)	(44,697)	(34,594)	43,494
Net cash flows from operations - continuing operations	(3,874)	10,277	57,468
Net cash flows from operations - discontinued operations	(1,718)	(8,969)	(12,580)
	(5,592)	1,308	44,888
Investing activities
Acquisition of businesses, net of cash acquired (note 2)	(5,461)	(43,761)	-
Purchases of property, plant and equipment	(17,312)	(19,372)	(10,798)
Proceeds from the sale of long-lived assets	4,528	36	1,076
Purchases of patents, trademarks and other intangible assets	(81)	(662)	(216)
Payment of deferred purchase consideration	(233)	(1,388)	(1,856)
Other	(949)	328	259
Cash flow from investing activities - continuing operations	(19,508)	(64,819)	(11,535)
Cash flow from investing activities - discontinued operations	(308)	51,972	(2,597)
	(19,816)	(12,847)	(14,132)
Financing activities
Increase (decrease) in line of credit facilities	36,503	14,328	(5,644)
Borrowings under long-term debt	4,825	30,217	719
Proceeds from the issuance of common shares	1,155	1,883	836
Repayment of long-term debt	(17,968)	(52,423)	(29,438)
Deferred financing costs	(186)	(642)	(2,198)
Other	916	(169)	(14)
Cash flow from financing activities - continuing operations	25,245	(6,806)	(35,739)
Foreign exchange (loss) gain on cash held in a foreign currency	(102)	265	951
Decrease in cash and cash equivalents during the year	(265)	(18,080)	(4,032)
Discontinued operations cash activity included above:
Add: Balance included at beginning of year	308	18,971	22,877
Less: Balance included at end of year	-	(308)	(18,971)

Cash and cash equivalents - beginning of the year	2,335	1,752	1,878

Cash and cash equivalents - end of the year	2,378	2,335	1,752

Supplemental cash flow information (notes 17)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	–F7-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of business and significant accounting policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes the health and well-being of its communities combined with environmental responsibility. The Company has two industry groups divided into six operating segments, the largest being SunOpta Foods, accounting for approximately 91% of fiscal 2011 consolidated revenues. SunOpta Foods operates in the natural, organic and specialty foods and natural health product sectors and utilizes a number of vertically integrated business models to bring cost-effective and quality products to market. In addition to SunOpta Foods, the Company owns approximately 66.2% of Opta Minerals Inc. (“Opta Minerals”) as at December 31, 2011 (January 1, 2011 - 66.4%) . Opta Minerals, representing approximately 9% of fiscal 2011 consolidated revenues, is a vertically integrated provider of customer process solutions and industrial minerals products for use primarily in the steel, foundry, loose abrasive cleaning, roof shingle, construction and marine/bridge cleaning industries. The Company’s assets, operations and employees as at December 31, 2011 are primarily located in the United States ("U.S."), Canada, Europe, China and Ethiopia.

Basis of presentation

These consolidated financial statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries, including Opta Minerals. In addition, the accounts of all variable interest entities ("VIEs") for which the Company has been determined to be the primary beneficiary are included in these consolidated financial statements from the date such determination was made (see note 19). All significant intercompany accounts and transactions have been eliminated on consolidation.

The Company's investment in Opta Minerals is controlled and therefore is consolidated. The non-controlling interest on the consolidated balance sheets and consolidated statements of operations and comprehensive earnings (loss) includes the non-controlling shareholders’ interest in Opta Minerals.

The Company's investment in Mascoma Corporation ("Mascoma") is being accounted for under the cost method of accounting, based on a 18.65% ownership position as at December 31, 2011 (January 1, 2011 - 19.61%), and the inability of the Company to exert significant influence over the operations of Mascoma.

As a result of the discontinued operations described in note 3, comparative amounts shown in the notes to the consolidated financial statements have been adjusted to exclude the carrying amounts of assets and liabilities classified as held for sale, and the revenues and expenses of the discontinued operations.

Fiscal year-end

Commencing for fiscal 2010, the fiscal year of the Company ends on the Saturday closest to December 31, based on a 52 week calendar, wherein every fiscal quarter is comprised of 13 weeks or 91 days. The fiscal year of Opta Minerals ends on December 31, and its quarterly periods end on March 31, June 30 and September 30.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Areas involving significant estimates and assumptions include: inventory valuation reserves; income tax liabilities and assets, and related valuation allowances; allocation of the purchase price of acquired businesses; fair value of contingent consideration; expected future cash flows used in evaluating intangible assets for impairment; and reporting unit fair values in testing goodwill for impairment. The estimates and assumptions made require judgment on the part of management and are based on the Company’s historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as the business of the Company and the business environment generally changes.

SUNOPTA INC.	–F8-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

Business acquisitions

Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquisition-related transaction costs are accounted for as expenses in the periods in which the costs are incurred. Contingent consideration is measured at fair value and recognized as part of the consideration transferred in exchange for the acquired businesses. Contingent consideration liabilities are remeasured to fair value at each reporting date with the changes in fair value recognized in earnings.

Variable interest entities

The Company consolidates the financial results of VIEs in which it holds a controlling financial interest. The Company performs a qualitative analysis to determine whether it holds a controlling financial interest (i.e., is the primary beneficiary) in the VIE. The analysis identifies the primary beneficiary of a VIE as the entity that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.

Financial instruments

The Company’s financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and customer and other deposits. The fair values of these instruments approximate their carrying values due to their short-term maturities. The fair values of long-term debt and long-term liabilities as at December 31, 2011 are considered not to be materially different from the carrying amounts.

The Company’s financial instruments exposed to credit risk include cash equivalents and accounts receivable. The Company places its cash and cash equivalents with institutions of high creditworthiness. The Company’s trade accounts receivable are not subject to a high concentration of credit risk. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for losses based on the expected collectibility of the accounts.

Fair value measurements

The Company has various financial assets and liabilities that are measured at fair value on a recurring basis, including certain inventories and derivatives, as well as contingent consideration. The Company also applies the provisions of fair value measurement to various non-recurring measurements for financial and non-financial assets and liabilities measured at fair value on a non-recurring basis.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Fair value measurements are estimated based on inputs categorized as follows:

  Level 1 inputs include quoted prices (unadjusted) for identical assets or liabilities in active markets that are observable.

  Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

  Level 3 includes unobservable inputs that reflect the Company's own assumptions about what factors market participants would use in pricing the asset or liability.

SUNOPTA INC.	–F9-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

When measuring fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.

Foreign currency translation

The functional currency of all operations located in the U.S., as well the corporate head office which is located in Canada, is the U.S. dollar. The functional currencies of other operations located in Canada and Europe are the Canadian dollar and euro, respectively.

The assets and liabilities of the Company’s operations, as well as monetary assets of the corporate head office, are translated at exchange rates in effect at the dates of the consolidated balance sheets. Non-monetary assets of the corporate head office are translated at their historical rates. Revenues and expenses are translated at average exchange rates prevailing during the period. Unrealized gains or losses related to the remeasurement of the corporate head office from Canadian to U.S. dollars are recognized in earnings. Unrealized gains or losses resulting from translating other operations into U.S. dollars are accumulated and reported as a currency translation adjustment in shareholders’ equity and are disclosed as part of accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in earnings.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term deposits with an original maturity of 90 days or less. Certain cash and cash equivalents can only be used by subsidiaries and are consolidated for financial reporting purposes due to the Company’s ownership (see note 17).

Accounts receivable

Trade receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is an estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. As at December 31, 2011 and January 1, 2011, no customer’s balance represented 10% or more of the Company’s consolidated trade receivables balance.

Inventories

Inventories (excluding commodity grains) are valued at the lower of cost and market (net realizable value). Cost is principally determined on a weighted-average cost basis. Shipping and handling costs are included in cost of goods sold on the consolidated statements of operations.

Inventories of commodity grains, which includes amounts acquired under deferred pricing contracts traded on the Chicago Board of Trade (“CBoT”), are valued at net realizable value. Grain inventory quantities at year-end are multiplied by the quoted price on the CBoT to reflect the market value of the inventory. This market value is then adjusted for a basis factor that represents differences in local markets, and broker and dealer quotes to arrive at net realizable value. Changes in CBoT prices or the basis factor are included in cost of goods sold on the consolidated statements of operations and comprehensive earnings (loss). The Company also has other grain inventories consisting of sunflowers and certain specialty and organic soybeans, which are valued at the lower of cost and estimated net realizable value.

SunOpta Foods economically hedges its commodity grain positions to protect gains and minimize losses due to market fluctuations. Futures contracts and purchase and sale contracts are adjusted to market price and resulting gains and losses from these transactions are included in cost of goods sold. The Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled. These transactions do not qualify as hedges under U.S. GAAP and, therefore, changes in market value are recorded in the consolidated statements of operations.

Prepaid expenses and other current assets

Prepaid expenses and other current assets include amounts paid in cash and recorded by the Company as a current asset prior to consumption.

SUNOPTA INC.	–F10-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line basis at rates reflecting the estimated useful lives of the assets.

Buildings	20 - 40 years
Machinery and equipment	10 - 20 years
Enterprise software	5 years
Office furniture and equipment	3 - 7 years
Vehicles	5 years

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at least annually during the fourth quarter, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. If the carrying amount exceeds the reporting unit’s fair value, there is a potential impairment in goodwill. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill.

Intangible assets

The Company’s finite-lived intangible assets consist of customer and other relationships, patents and trademarks and other intangible assets. These intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer and other relationships	2 - 23 years
Patents and trademarks	8 - 20 years
Other	4 - 15 years

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If impairment exists based on expected future undiscounted cash flows, a loss is recognized in income. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset, typically based on discounted future cash flows.

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

All derivative instruments are recognized on the consolidated balance sheets at fair value. Changes in the fair value of derivative instruments are recorded in earnings or other comprehensive earnings, based on whether the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. As at December 31, 2011, the Company utilized the following derivative instruments:

SUNOPTA INC.	–F11-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

(a)	Interest rate swaps

Opta Minerals utilizes an interest rate swap to manage its exposure to interest rate risks. The fair value of this contract is included in accounts payable and accrued liabilities. Changes in the fair value of the contract are included in accumulated other comprehensive income to the extent that the cash flow hedge continues to be effective. The amounts included in accumulated other comprehensive income amounts are allocated to earnings in the same period in which the hedged item affects earnings. To the extent that the cash flow hedge is not considered to be effective by completely offsetting the change in fair value of the hedged item, the ineffective portion of the hedging relationship is recorded immediately in earnings and is classified as interest expense on the consolidated statements of operations.

(b)	Exchange-traded commodity futures and forward contracts

SunOpta Foods enters into exchange-traded commodity futures contracts to economically hedge its exposure to price fluctuations on grain and cocoa transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for economical hedging purposes are purchased and sold through regulated commodity exchanges in the U.S. Inventories, however, may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Forward purchase and sale contracts may expose the Company to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation or if a grower does not deliver grain as scheduled. The Company manages its risk by entering into purchase contracts with pre-approved growers and sale contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures and forward purchase and sale contracts are marked-to-market. Gains and losses on these transactions are included in cost of goods sold on the consolidated statements of operations. For the years ended December 31, 2011, January 1, 2011 and December 31, 2009, the gains included in cost of goods sold were $661, $7,838 and $621, respectively.

(c)	Forward foreign exchange contracts

The Company enters into forward foreign exchange contracts to minimize exchange rate fluctuations relating to foreign currency denominated sales contracts and accounts receivable. Forward foreign exchange contracts designated as hedges are marked-to-market with the effective portion of the gain or loss recognized in other comprehensive earnings and subsequently recognized in earnings in the same period the hedged item affects earnings. Gains and losses on forward exchange contracts not specifically designated as hedging instruments are included in foreign exchange (gain) loss on the consolidated statements of operations.

Customer and other deposits

Customer and other deposits include prepayments by customers of the Grains and Foods Group and the International Foods Group for merchandise inventory to be purchased at a future date.

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

SUNOPTA INC.	–F12-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional income tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts income tax expense to reflect the Company’s ongoing assessments of such matters, which requires judgment and can materially increase or decrease its effective rate as well as impact operating results. The evaluation of tax positions taken or expected to be taken in a tax return is a two-step process, whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority.

Defined benefit pension plan

The Company has a defined benefit pension plan covering certain employees. The net periodic benefit cost, which is included in selling, general and administrative expenses on the consolidated statements of operations, represents the cost of benefits earned by employees as services are rendered. The cost reflects management’s best estimates of the pension plan's expected investment returns, wage and salary escalation, mortality of members, terminations and the ages at which members will retire. Changes in these assumptions could impact future pension expense. The excess of the net actuarial gain (loss) over 10% of the greater of the benefit obligation and the fair value of plan assets at the beginning of the year is amortized over the average remaining service lives of the members.

Stock option plan

The Company maintains a stock option plan under which incentive stock options may be granted to employees and non-employee directors. The Company recognizes stock-based compensation at fair value. The grant-date fair value of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the stock option vesting period of the entire award based on the estimated number of stock options that are expected to vest. When exercised, stock options are settled through the issuance of shares and are therefore treated as equity awards.

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

Earnings per share

Basic earnings per share is computed by dividing the earnings available for common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed using the treasury stock method whereby the weighted-average number of common shares used in the basic earnings per share calculation is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued at the beginning of the year.

SUNOPTA INC.	–F13-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

Comparative balances

The Company has reclassified comparative balances on the consolidated statement of operations for the years ended January 1, 2011 and December 31, 2009 to conform to the current year’s presentation. The comparative balances for cost of goods sold have been increased by $3,703 and $4,223 for the years ended January 1, 2011 and December 31, 2009, respectively, reflecting the amount of warehousing and distribution (“W&D”) expenses that were previously disclosed on a separate line item on the consolidated statement of operations. Total W&D costs for the year ended December 31, 2011 was $4,515. The comparative reclassification did not have an impact on earnings, net assets, shareholders' equity or cash and cash equivalents.

Recent accounting pronouncements

The Company will adopt the provisions of the following new accounting standards effective January 1, 2012:

  Guidance that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. The amendments change some fair value measurement principles and disclosure requirements under U.S. GAAP. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements.

  Guidance requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The amendments do not change the components of other comprehensive income or the calculation of earnings per share. As the guidance relates only to the presentation of other comprehensive income, the adoption of this accounting standard will not have a significant impact on the Company's consolidated financial statements.

  Guidance intended to simplify goodwill impairment testing, by allowing an entity the option to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements.

SUNOPTA INC.	–F14-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

2. Business acquisitions

Fiscal 2011

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as well as the consideration transferred to effect the acquisitions, as of the respective acquisition dates for acquisitions completed during fiscal 2011. These acquisitions are subject to post-closing adjustments in accordance with the respective purchase and sale and asset purchase agreements.

	Acquisitions during fiscal 2011
		Lorton's Fresh
	Inland RC, LLC	Squeezed Juices Inc.	Total
	$	$	$
Net assets acquired

Current Assets	470	1,672	2,142
Property, plant and equipment	508	1,221	1,729
Goodwill	661	572	1,233
Intangible assets	249	469	718
Current liabilities	(560)	(821)	(1,381)
Deferred income tax liability	(130)	-	(130)
	1,198	3,113	4,311

Consideration

Cash consideration	658	2,500	3,158
Due to former shareholders	-	102	102
Contingent consideration	540	511	1,051
	1,198	3,113	4,311

(a)	Inland RC, LLC

On November 10, 2011, Opta Minerals acquired the outstanding members' interest of Inland RC, LLC (“Inland”) for total consideration of $1,198. Included as part of the total consideration was contingent consideration of $540 based on future earnings targets as defined in the asset purchase agreement.

Intangible assets, which consist of acquired customer relationships, are deductible for tax purposes and are being amortized over their estimated useful lives of approximately 15 years.

Operating in Elyria, Ohio, Inland is a manufacturer of pre-cast refractory shapes, injection lances, stirring lances and electric furnace deltas. Inland's results of operations have been included in the Opta Minerals operating segment since the date of acquisition.

(b)	Lorton’s Fresh Squeezed Juices, Inc.

On August 5, 2011, a wholly-owned subsidiary of the Company completed the acquisition of the assets and business of Lorton’s Fresh Squeezed Juices, Inc. (“Lorton’s”) for total consideration of $3,113. Included as part of the total consideration was cash of $2,500, contingent consideration of $511 based on future earnings targets as defined in the asset purchase agreement, and a working capital adjustment of $102 as a result of working capital exceeding pre- determined targets at the acquisition date.

SUNOPTA INC.	–F15-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

Intangible assets, which consist of acquired customer relationships, are deductible for tax purposes and are being amortized over their estimated useful lives of approximately seven years.

Lorton’s is a vertically integrated producer of a variety of citrus-based products in both industrial and packaged formats. The acquisition expands the Company’s operations into the extracting, processing and packaging of citrus-based ingredients through consumer packaged products, and provides increased capacity for future growth and expansion. Lorton's results of operations have been included in the International Foods Group since the date of acquisition.

Fiscal 2010

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as well as the consideration transferred to effect the acquisitions, as of the respective acquisition dates for acquisitions completed during fiscal 2010.

	Acquisitions during fiscal 2010
	Dahlgren &	Edner of Nevada,
	Company, Inc.	Inc.	Total
	$	$	$
Net assets acquired

Cash	4,239	-	4,239
Current Assets	23,231	2,376	25,607
Property, plant and equipment	12,402	1,418	13,820
Goodwill	15,940	2,346	18,286
Intangible assets	11,013	1,823	12,836
Other long-term assets	624	-	624
Current liabilities	(12,288)	(449)	(12,737)
Deferred income tax liability	(7,670)	-	(7,670)
	47,491	7,514	55,005

Consideration

Cash consideration	44,000	4,000	48,000
Due to former shareholders	2,303	198	2,501
Contingent consideration	1,188	3,316	4,504
	47,491	7,514	55,005

(c)	Dahlgren & Company, Inc.

On November 8, 2010, a wholly-owned subsidiary of the Company acquired 100% of the outstanding shares of Dahlgren & Company, Inc. (“Dahlgren”) for total consideration of $47,491. Included as part of the total consideration was cash of $44,000, contingent consideration of $1,188 based on future earnings targets as defined in the purchase and sale agreement, and a working capital adjustment of $2,303 as a result of working capital exceeding pre-determined targets at the acquisition date. The $2,303 working capital adjustment was paid in cash on January 3, 2011 to the former Dahlgren shareholders. During fiscal 2011, management re-measured the fair value of the contingent consideration, and reduced the fair value of this liability by $1,098 (see notes 4 and 14).

Intangible assets, consisting of a sales order backlog and customer relationships, acquired in this acquisition are not deductible for tax purposes and are being amortized over their estimated useful lives of one year and 12 years, respectively.

SUNOPTA INC.	–F16-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

Dahlgren is an integrated processor and global supplier of confection sunflower seed products including in-shell and kernel products, roasted sunflower and soy seeds, bird food, hybrid seed and other products. Dahlgren serves the snack food, bakery, food ingredients and bird feed industries. Dahlgren’s products are marketed internationally to customers in Europe, Asia, Australia, Canada and South America, as well as in the U.S. The results of operations for Dahlgren have been consolidated since the November 8, 2010 acquisition date, and are included in the Grains and Foods Group.

(d)	Edner of Nevada, Inc.

On December 14, 2010, a wholly-owned subsidiary of the Company acquired the operating assets of Edner of Nevada, Inc. (“Edner”) for total consideration of $7,514. Consideration included $4,000 of cash, contingent consideration of $3,316 based on future revenue targets in the asset purchase agreement and a working capital adjustment of $198 as a result of working capital exceeding pre-determined targets at the acquisition date. In the third quarter of 2011, the Company and the former owners of Edner agreed to an adjustment in the total purchase consideration, due to factors that existed at the acquisition date. As a result, the previously recorded working capital adjustment and contingent consideration were reduced by $260 and $124, respectively, with a corresponding decrease of $384 in acquired goodwill. The consolidated balance sheet as at January 1, 2011 has been adjusted to reflect this change.

Intangible assets, consisting of customer relationships acquired in this acquisition are deductible for tax purposes and are being amortized over their estimated useful lives of approximately nine years. Goodwill acquired in this acquisition is deductible for tax purposes. Edner produces a variety of nutritious portable foods such as nutrition bars and grains and fruit based snack bars from its 104,000 square foot facility located in Carson City, Nevada. This acquisition has been consolidated since its December 14, 2010 acquisition date, and is included in the Fruit Group. During fiscal 2011, management re-measured the fair value of the contingent consideration, and reduced the fair value of this liability by $137 (see notes 4 and 14).

Pro-forma consolidated results of operations (unaudited)

The following table presents unaudited pro-forma consolidated results of operations for the years ended December 31, 2011 and January 1, 2011, as if the Inland and Lorton's acquisitions had occurred as of January 1, 2010, and the Dahlgren and Edner acquisitions had occurred as of January 1, 2009.

	December 31, 2011	January 1, 2011
	$	$
Pro-forma revenue	1,089,626	990,054
Pro-forma earnings attributable to SunOpta Inc.	5,477	65,405
Pro-forma earnings per share
Basic	0.08	1.00
Diluted	0.08	0.99

The pro-forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses. The pro-forma information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the acquisitions been completed on January 1, 2010 and January 1, 2009. In addition, the pro-forma information does not purport to project the future results of operations of the Company.

SUNOPTA INC.	–F17-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

3. Discontinued operations

(a)	Divestiture of assets in the Fruit Group

On June 30, 2011, the Company completed a transaction to sell land and buildings located in Irapuato, Mexico to parties related to Fruvemex Mexicali, S.A. de C.V. (“Fruvemex”). In addition, on April 29, 2011, the Company completed a transaction to sell certain assets related to fruit processing plants located in Mexico to Fruvemex. Total consideration for these transactions was $5,650, with $1,000 received in cash upon closing of the applicable transaction. The remaining consideration of $4,650 is to be received by the Company through instalment payments over the following 12 months. The land, buildings and processing assets sold have been reclassified and are presented as non-current assets held for sale on the consolidated balance sheet as at January 1, 2011. For the year ended December 31, 2011, the Company recorded a gain of $3,824, before transaction and related costs.

On May 24, 2011, the Company completed the sale of frozen fruit processing equipment located in Salinas, California to Cal Pacific Specialty Foods, LLC (“Cal Pacific”). The assets, which were previously leased to Cal Pacific, were sold for their book value of $1,773, paid in cash on closing of the transaction. The frozen fruit processing equipment sold has been reclassified and is presented as non-current assets held for sale on the consolidated balance sheet as at January 1, 2011.

(b)	Colorado Sun Oil Processing LLC

Colorado Sun Oil Processing LLC (“CSOP”) was organized in 2008 under the terms of a joint venture agreement with Colorado Mills, LLC (“Colorado Mills”) to construct and operate a vegetable oil refinery adjacent to Colorado Mills' sunflower seed crush plant. On August 12, 2011, the U.S. Bankruptcy Court, District of Colorado, accepted an asset purchase agreement submitted by Colorado Mills for CSOP and rejected an asset purchase agreement submitted by the Company. Concurrent with its decision, the Court ordered Colorado Mills to settle previously owed balances to the Company under a lease agreement, along with interest and penalties. Based on the bankruptcy court ruling, the Company disposed of its interest in the CSOP joint venture, which was previously consolidated as a VIE. As a result of the disposal, and realizing the interest and penalties on aged balances owed to the Company, a gain on disposal was recorded in discontinued operations on the consolidated statement of operations for the year ended December 31, 2011. The following is a summary of the CSOP transaction:

$
Cash received, including interest and penalties, to settle balances owing	1,122
Application of cash against balances owing	(1,045)
Disposal of net liabilities	36
Pre-tax gain on sale	113
Provision for income taxes	(42)
Gain on sale of discontinued operations, net of income taxes	71

SUNOPTA INC.	–F18-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

The operating results of the CSOP business are included within (loss) earnings from discontinued operations, net of income tax, on the consolidated statement of operations. The operating results for the year ended December 31, 2011 include a pre-tax charge of $5,246 related to an arbitration ruling against the Company and in favor of Colorado Mills (see note 20(b)). The summary comparative financial results of discontinued operations related to the CSOP business were as follows:

	December 31, 2011 $	January 1, 2011 $	December 31, 2009 $
Revenues	648	622	9

Loss before income taxes from discontinued operations up to the date of sale	(510)	(973)	(440)
Costs allocated to discontinued operations as a result of sale	(1,464)	(632)	-
Arbitration ruling against the Company	(5,246)	-	-
Loss from discontinued operations before income taxes	(7,220)	(1,605)	(440)
Recovery of income taxes	2,616	595	163
Loss allocated to non-controlling interests	254	487	220
	(4,350)	(523)	(57)

The assets disposed of in the CSOP transaction were part of the Grains and Foods Group segment.

(c)	Divestiture of Canadian Food Distribution business

On June 11, 2010, the Company sold its Canadian Food Distribution ("CFD") assets to UNFI Canada Inc., a wholly-owned subsidiary of United Natural Foods Inc., for cash consideration of $65,809 (Cdn $68,000).

The following is a summary of the CFD transaction:

Cash consideration	$65,809
Transaction and related costs	(4,937)
Net proceeds	60,872
Net assets sold	(51,655)
Accumulated other comprehensive income related to assets sold	7,772
Pre-tax gain on sale	16,989
Provision for income taxes	(4,193)
Gain on sale of discontinued operations, net of income taxes	$12,796

The gain on sale of discontinued operations has been recorded in discontinued operations on the consolidated statements of operations.

SUNOPTA INC.	–F19-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
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

	January 1, 2011 $	December 31, 2009 $

Revenues	82,859	169,573

Earnings before taxes from discontinued operations up to the date of sale	2,168	4,524
Costs allocated to discontinued operations as a result of sale	(1,289)	-
Earnings from discontinued operations before taxes	879	4,524
Provision for income taxes	265	1,439
	614	3,085

The assets sold in the CFD transaction were part of the former Distribution Group segment.

(d)	Divestiture of SunOpta BioProcess Inc.

On August 31, 2010, the Company completed a transaction to sell its ownership interest in SunOpta BioProcess Inc. (“SBI”) to Mascoma Canada Inc., a wholly-owned subsidiary of Mascoma Corporation (“Mascoma”). As consideration for selling all the outstanding common shares of SBI, the Company received non-cash consideration through a combination of preferred and common shares, as well as warrants, valued at $50,925. The non-cash consideration included 11,268,868 series D preferred shares, 3,756,290 common shares and 1,000,000 warrants to purchase common shares of Mascoma. In conjunction with the sale, the Company settled the preferred share liability of SBI with the former SBI preferred shareholders, through the transfer of 4,688,000 of the series D preferred shares received. In addition, as a result of the change in control of SBI, the vesting of previously issued SBI stock options were accelerated, and the 800,000 restricted stock units (“RSU”) were settled in cash at a value of $4.49 per RSU. The fair value of consideration received, net of the settlement to the former SBI preferred shareholders, resulted in a $33,345 investment in Mascoma, which is presented as a non-current asset on the Company’s balance sheet. As at December 31, 2011, the Company’s ownership interest was 18.65% (January 1, 2011 - 19.61%).

On August 3, 2011, the Company purchased a $500 convertible subordinated note issued by Mascoma. The note earns 8% interest over a five-year period, and is convertible into common shares of Mascoma upon an initial public offering, or qualified external financing received by Mascoma.

The following is a summary of the SBI transaction:

Net fair value assigned to non-cash consideration applicable to SunOpta Inc.	$33,345
Transaction and related costs	(3,205)
Net liabilities sold	11,376
Release of additional paid in capital recorded from accelerated vesting of stock options related to SBI	11,025
Pre-tax gain on sale	52,541
Provision for income taxes	(2,387)
Gain on sale of discontinued operations, net of income taxes	$50,154

SUNOPTA INC.	–F20-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
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

The operating results of SBI are included within (loss) earnings from discontinued operations, net of income tax, on the consolidated statement of operations. The operating results for the year ended January 1, 2011, reflect the operating results through to the date of sale, August 31, 2010. The summary comparative financial results of discontinued operations related to SBI were as follows:

	January 1, 2011 $	December 31, 2009 $

Revenues	4,005	519

Loss before taxes from discontinued operations up to the date of sale	(14,916)	(3,358)
Costs allocated to discontinued operations as a result of sale	(267)	-
Loss from discontinued operations before taxes	(15,183)	(3,358)
Provision for income taxes	-	-
	(15,183)	(3,358)

Included in loss before income taxes from discontinued operations in the year ended January 1, 2011 is $15,280 of stock- based and other compensation awards that were triggered upon the change in control of SBI.

The business sold represented the former SunOpta BioProcess segment.

(e)	Summary of assets held for sale

The assets and liabilities related to the Fruit Group asset sales and CSOP disposal have been reclassified as assets and liabilities held for sale on the Company's balance sheet as at January 1, 2011 as follows:

	Mexico	California	CSOP	Held for Sale
	$	$	$	$

Cash and cash equivalents	-	-	308	308
Accounts receivable	-	-	98	98
Prepaid expenses and other current assets	-	-	18	18
Current assets held for sale	-	-	424	424

Property, plant and equipment	1,927	1,879	1,049	4,855
Non-current assets held for sale	1,927	1,879	1,049	4,855

Accounts payable and accrued liabilities	-	-	1,028	1,028
Current liabilities held for sale	-	-	1,028	1,028

Long-term debt	-	-	250	250
Non-controlling interest	-	-	108	108
Non-current liabilities held for sale	-	-	358	358

SUNOPTA INC.	–F21-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

4. Derivative financial instruments and fair value measurement

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and January 1, 2011:

	December 31, 2011
	Fair value
	asset
	(liability) $	Level 1 $	Level 2 $	Level 3 $
(a) Commodity futures and forward contracts (1)
Unrealized short-term derivative gain	2,125	34	2,091	-
Unrealized long-term derivative gain	271	-	271	-
Unrealized short-term derivative loss	(1,410)	-	(1,410)	-
Unrealized long-term derivative loss	(70)	-	(70)	-
(b) Inventories carried at market (2)	12,685	-	12,685	-
(c) Interest rate swap (3)	(256)	-	(256)	-
(d) Forward foreign currency contracts (4)	(149)	-	(149)	-
(e) Contingent consideration(5)	(4,456)	-	-	(4,456)

	January 1, 2011
	Fair value
	asset
	(liability) $	Level 1 $	Level 2 $	Level 3 $
(a) Commodity futures and forward contracts (1)
Unrealized short-term derivative gain	9,093	-	9,093	-
Unrealized long-term derivative gain	342	-	342	-
Unrealized short-term derivative loss	(7,674)	(6,083)	(1,591)	-
Unrealized long-term derivative loss	(6)	-	(6)	-
(b) Inventories carried at market (2)	17,353	-	17,353	-
(c) Interest rate swap (3)	(891)	-	(891)	-
(d) Forward foreign currency contracts (4)	569	-	569	-
(e) Contingent consideration (5)	(4,504)	-	-	(4,504)

(1)

Unrealized short-term derivative gain is included in prepaid expenses and other current assets, unrealized long-term derivative gain is included in other assets, unrealized short-term derivative loss is included in other current liabilities and unrealized long-term derivative loss is included in long-term liabilities on the consolidated balance sheets.

(2)	Inventories carried at market are included in inventories on the consolidated balance sheets.
(3)	The interest rate swap is included in long-term liabilities on the consolidated balance sheets.
(4)	The forward foreign currency contracts are included in accounts receivable on the consolidated balance sheets.
(5)	Contingent consideration obligations are included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.

(a)	Commodity futures and forward contracts

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

SUNOPTA INC.	–F22-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

the Company’s knowledge of current market conditions, the Company does not view non-performance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the price of cocoa. These derivative instruments are not designated as hedges for accounting purposes. An $838 loss for the year ended December 31, 2011 and a gain of $1,503 for the year ended January 1, 2011 were recorded in cost of goods sold on the consolidated statements of operations related to changes in the fair value of these derivatives.

At December 31, 2011, the notional amounts of open corn and soybean commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

		Number of bushels
		purchase (sale)
	Corn	Soybeans
Forward commodity purchase contracts	866	523
Forward commodity sale contracts	(659)	(854)
Commodity futures contracts	(379)	(348)

In addition, as at December 31, 2011, the Company had open forward contracts to sell 56 lots of cocoa.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the CBoT. Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the consolidated statements of operations. At December 31, 2011, the Company had 230,737 bushels of commodity corn and 678,100 bushels of commodity soybeans, in inventories carried at market.

(c)	Interest rate swap

Opta Minerals utilizes an interest rate swap contract to minimize its exposure to interest rate risk. A notional amount of Cdn $17,200 (U.S. - $16,912) of floating rate debt was effectively converted to fixed rate debt at a rate of 5.25% for the period August 2008 to August 2012. At each period end, management calculates the mark-to-market fair value using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current mark-to-market position. The mark-to-market gain or loss is placed in level 2 of the fair value hierarchy. The interest rate swap is designated as a cash flow hedge for accounting purposes and accordingly, gains and losses on changes in the fair value of the interest rate swap are included in other comprehensive income on the consolidated statements of operations. For the year ended December 31, 2011, a $635 gain, net of income taxes of $195, has been recorded in other comprehensive earnings due to the change in fair value for this derivative.

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. At December 31, 2011 the Company had open forward foreign exchange contracts with a notional value of €6,492, Cdn

SUNOPTA INC.	–F23-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

$3,695 and U.S. $11,156 that resulted in an unrealized loss of $149 which is included in foreign exchange gain on the consolidated statements of operations.

(e)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions (see note 2) is determined using unobservable (level 3) inputs. These inputs include (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows.

The following table presents a reconciliation of contingent consideration liabilities measured on a recurring basis for the year ended December 31, 2011.

	Balance,						Balance,
	January 1,		Fair value				December 31,
	2011 $	Additions(1) $	adjustments(2 $	)	Accretion(3 $	)	2011 $
Contingent consideration	(4,504)	(1,051)	1,235		(136)		(4,456)

(1)	Represents acquisition-date fair value (see note 2).
(2)

Amount reflects changes in the probability of achievement of the factors on which the contingencies are based, which amount is included in other expense, net on the consolidated statements of operations (see notes 2 and 14).

(3)	Represents accretion of interest expense, which is included in interest expense, net on the consolidated statements of operations.

5. Accounts receivable

	December 31, 2011	January 1, 2011
	$	$
Trade receivables	95,824	100,336
Allowance for doubtful accounts	(1,647)	(1,559)
	94,177	98,777

The change in the allowance for doubtful accounts provision for the years ended December 31, 2011 and January 1, 2011 is comprised as follows:

	December 31, 2011	January 1, 2011
	$	$
Balance, beginning of year	1,559	1,953
Net additions to provision	870	985
Accounts receivable written off, net of recoveries	(675)	(1,181)
Effects of foreign exchange rate differences	(107)	(198)
Balance, end of year	1,647	1,559

SUNOPTA INC.	–F24-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

6. Inventories

	December 31, 2011	January 1, 2011
	$	$
Raw materials and work-in-process	147,051	98,140
Finished goods	83,222	84,529
Company-owned grain	17,351	21,897
Inventory reserve	(6,772)	(4,288)
	240,852	200,278

The change in the inventory reserve for the years ended December 31, 2011 and January 1, 2011 is comprised as follows:

	December 31, 2011	January 1, 2011
	$	$
Balance, beginning of year	4,288	9,799
Additions to reserve during the year	7,365	2,570
Reserves applied and inventories written off during the year	(4,844)	(8,062)
Effect of foreign exchange rate differences	(37)	(19)
Balance, end of year	6,772	4,288

7. Property, plant and equipment

	December 31, 2011
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	6,256	-	6,256
Buildings	47,498	13,044	34,454
Machinery and equipment	135,692	61,325	74,367
Enterprise software	6,818	5,220	1,598
Office furniture and equipment	6,238	4,163	2,075
Vehicles	5,352	3,368	1,984
	207,854	87,120	120,734

	January 1, 2011
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	4,995	-	4,995
Buildings	42,769	8,865	33,904
Machinery and equipment	124,751	53,623	71,128
Enterprise software	6,862	5,083	1,779
Office furniture and equipment	7,012	5,006	2,006
Vehicles	4,857	3,469	1,388
	191,246	76,046	115,200

SUNOPTA INC.	–F25-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

Included in machinery and equipment as at December 31, 2011 is $8,016 (January 1, 2011 - $4,281) representing construction in process assets which were not being depreciated as they had not yet reached the stage of commercial viability. Also included in machinery and equipment is equipment under capital leases with a cost of $1,266 (January 1, 2011 - $431) and a net book value of $956 (January 1, 2011 - $172). In addition, machinery and equipment includes $2,618 (January 1, 2011 - $2,477) of spare parts inventory.

Total depreciation expense included in cost of goods sold and selling, general and administrative expense on the consolidated statements of operations related to property, plant and equipment for the year ended December 31, 2011 was $13,935 (January 1, 2011 - $13,167, December 31, 2009 - $12,382).

8. Goodwill and intangible assets

	December 31, 2011	January 1, 2011
	$	$

Goodwill	49,387	48,174

Intangible assets with a finite life at cost, less accumulated amortization of $24,048 (January 1, 2011 - $18,988)	48,624	60,200

The following is a summary of changes in goodwill:

$
Balance at December 31, 2009	31,431

Acquisitions during the year	18,286
Additions during the year(1)	667
Goodwill impairment	(1,654)
Impact of foreign exchange	(556)
Balance at January 1, 2011	48,174

Acquisitions during the year	1,233
Additions during the year(1)	249
Impact of foreign exchange	(269)
Balance at December 31, 2011	49,387

(1)

During the years ended December 31, 2011 and January 1, 2011, the Company recorded contingent consideration payments of $667 and $249, respectively, as an increase to goodwill relating to business combinations that occurred prior to January 1, 2009, based on the related acquired companies achieving predetermined earnings or other operational results as defined in the respective purchase and sale agreements.

There was no indication of goodwill impairment based on the testing done for the year ended December 31, 2011.

For the year ended January 1, 2011, the Company determined that there were external market conditions and other circumstances that suggested the carrying value of the natural health products reporting unit, which is part of the International Foods segment, may exceed its fair value. These external market conditions and other circumstances included reduced sales levels, increased competition leading to price concessions and decreased market share, shift in product mix causing lower gross margins, and product de-listing at certain retailers. As a result of completing the test for goodwill impairment, the Company determined that the carrying value of goodwill in its natural health reporting unit exceeded its fair value, and recorded a non-cash goodwill impairment charge of $1,654.

SUNOPTA INC.	–F26-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

The fair values calculated in these impairment tests are determined using discounted cash flow models involving various assumptions. The following table summarizes the critical assumptions that were used in estimating fair value for the natural health product reporting unit:

Estimated cumulative average operating income growth (2011 - 2015)	47.4%
Projected long-term annual operating income growth (a)	2.5%
Weighted-average discount rate (b)	15.0%

(a)	Represents the operating income growth rate used to determine terminal value.
(b)

Represents the targeted weighted-average discount rate of 11% plus the impact of a specific reporting unit risk premium to account for the estimated additional uncertainty associated with future cash flows.

For the year ended December 31, 2009, the result of the annual goodwill impairment test indicated that the fair value of the Grains and Foods Group, the Ingredients Group and the International Foods Group exceeded their carrying values, and as a result, no impairment charge was recorded. After recording a $500 increase to goodwill as a result of contingent consideration earned at December 31, 2009, the Company tested the Fruit Group and determined that its carrying value exceeded its fair value. As a result, the $500 of goodwill added in 2009 was written off through a charge to goodwill impairment.

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

The following table summarizes the critical assumptions that were used in estimating fair value in the 2009 impairment tests for segments where an impairment was determined:

Estimated cumulative average operating income growth (2010 - 2014)	5.0%
Projected long-term annual operating income growth (a)	2.0% - 7.0%
Weighted-average discount rate (b)	15.0%

(a)	Represents the operating income growth rate used to determine terminal value.
(b)

Represents the targeted weighted-average discount rate of 9.9% plus the impact of a specific reporting unit risk premium to account for the estimated additional uncertainty associated with future cash flows.

SUNOPTA INC.	–F27-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

The following is a summary of changes in intangible assets:

	Customer and other	Patents and
	relationships	trademarks	Other	Total
	$	$	$	$

Balance at December 31, 2009	47,533	5,620	2,076	55,229

Business acquisitions	12,592	-	244	12,836
Additions	-	101	561	662
Impairments(1)	(2,808)	(135)	(24)	(2,967)
Amortization	(3,642)	(662)	(371)	(4,675)
Impact of foreign exchange	(1,316)	230	201	(885)
Balance at January 1, 2011	52,359	5,154	2,687	60,200

Business acquisitions	718	-	-	718
Additions	-	-	81	81
Impairments(1)	(2,024)	(4,000)	(271)	(6,295)
Amortization	(4,257)	(529)	(726)	(5,512)
Impact of foreign exchange	(478)	(79)	(11)	(568)
Balance at December 31, 2011	46,318	546	1,760	48,624

(1) See note 14.

The Company estimates that the aggregate future amortization expense associated with finite-life intangible assets in each of the next five fiscal years and thereafter will be as follows:

$
2012	4,658
2013	4,619
2014	4,127
2015	3,959
2016	3,715
Thereafter	27,546
48,624

SUNOPTA INC.	–F28-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Accounts payable and accrued liabilities

	December 31, 2011	January 1, 2011
	$	$

Accounts payable	81,919	74,931
Payroll and commissions	9,405	14,782
Accrued grain liabilities	14,616	20,467
Other accruals	14,288	12,563
	120,228	122,743

10. Bank indebtedness

	December 31, 2011	January 1, 2011
	$	$
Canadian line of credit facility (a)	26	-
U.S. line of credit facility (b)	51,617	41,790
Opta Minerals Canadian line of credit facility (c)	7,765	3,546
TOC line of credit facilities (d)	50,310	30,574
	109,718	75,910

(a)	Canadian line of credit facility

The Company has a Canadian line of credit of Cdn $5,000 (U.S. – $4,916), which matures on October 30, 2012. As at December 31, 2011, $4,058 (January 1, 2011 - nil) of this facility was utilized, representing $4,032 (January 1, 2011 - nil) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including Canadian or U.S. bank prime, or Canadian bankers’ acceptances, plus a margin based on certain financial ratios. As at December 31, 2011, the interest rate on this facility was 5.50% (January 1, 2011 – 5.00%), calculated as Canadian prime plus a premium of 2.50%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of the Company’s Canadian business as defined in the credit agreement. As at December 31, 2011, the borrowing base supported draws up to $4,916. As at December 31, 2011, the Company incurs standby fees equal to 0.75% of the undrawn balances on this facility.

(b)	U.S. line of credit facility

The Company has a U.S. line of credit of $100,000, which matures on October 30, 2012. As at December 31, 2011, $60,359 (January 1, 2011 - $44,254) of this facility was utilized, including $8,742 (January 1, 2011 - $2,464) committed through letters of credit. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. bank prime, or U.S. LIBOR, plus a margin based on certain financial ratios. At December 31, 2011, the weighted-average interest rate on this facility was 3.80% (January 1, 2011 – 3.26%), based on LIBOR plus a premium of 3.50%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of the Company’s U.S. business as defined in the credit agreement. As at December 31, 2011, the borrowing base supported draws to $100,000. As at December 31, 2011, the Company incurs standby fees equal to 0.75% of the undrawn balances on this facility.

The Canadian and U.S. line of credit facilities above, as well as certain long-term debt balances (see note 11) are collateralized by a first priority security against substantially all of the Company’s assets in Canada and the U.S., excluding the assets of Opta Minerals and The Organic Corporation ("TOC").

In January 2012, the Company completed amendments to its syndicated banking facilities, which included increases in the Canadian line of credit facility from Cdn $5,000 to Cdn $10,000 and the U.S. revolving line of credit facility from $100,000 to $115,000, with a corresponding decrease from $30,000 to $10,000 in the amount of availability under the facilities' accordion feature. The facilities’ maturity date of October 30, 2012 did not change.

SUNOPTA INC.	–F29-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

(c)	Opta Minerals Canadian line of credit facility

Opta Minerals has a line of credit facility of Cdn $15,000 (U.S. – $14,710). As at December 31, 2011 and December 31, 2010, Cdn $9,089 (U.S. - $8,913) and Cdn $4,713 (U.S. – $4,712), respectively, of this facility has been utilized, including letters of credit in the amount of Cdn $1,171 (U.S. - $1,148) and Cdn $1,166 (U.S. – $1,166), respectively. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including prime, U.S. dollar base rate, bankers’ acceptances or LIBOR plus a margin based on certain financial ratios of the Company. At December 31, 2011, the weighted-average interest rate on this facility was 5.77% (December 31, 2010 – 6.93%).

Opta Minerals’ line of credit facility, along with its unused portion of the revolving acquisition facility (see note 11(c)), are subject to annual extensions, which were extended on November 3, 2011 to August 15, 2012.

(d)	TOC line of credit facilities

TOC has a line of credit facility of € 35,000 (U.S. - $45,402). As at December 31, 2011 and January 1, 2011, €33,666 (U.S. - $43,671) and € 22,589 (U.S. – $30,249), respectively, of this facility had been utilized, including letters of credit in the amount of € 977 (U.S. – $1,267) and € 181 (U.S. – $243), respectively. Interest on borrowings under this facility accrues at the borrower’s option based on various reference rates including U.S. LIBOR and euro LIBOR plus a premium of 1.85%. At December 31, 2011, the weighted-average interest rate on this facility was 2.86%. The maximum availability of this line is based on a borrowing base which includes certain accounts receivables and inventories of TOC and its subsidiaries. At December 31, 2011 and January 1, 2011, the borrowing base securing this facility supported draws to € 35,000 (U.S. – $45,402) and € 22,938 (U.S. – $30,716), respectively.

On July 4, 2011, the banking agreement that includes the TOC line of credit facility was modified to increase the availability under the facility by up to an additional €11,000 (U.S. - $14,736) to fund operations. Borrowings under this modified facility are secured through a letter of credit drawn on the Company’s U.S. line of credit facility. On July 8, 2011, the Company provided a letter of credit in the amount of €5,000 (U.S. - $6,486). As at December 31, 2011, that amount of additional availability had been fully utilized by TOC.

In the first quarter of 2011, a wholly-owned subsidiary of TOC entered into a line of credit facility with capacity of € 5,000 (U.S. – $6,486). As at December 31, 2011, this line is guaranteed through a $1,200 letter of credit issued by the Company on its U.S. line of credit facility. As at December 31, 2011, € 857 (U.S. – $1,112) of this facility had been used. Interest on borrowings under this facility accrues at the Chinese central bank’s interest rate, as published by the People’s Bank of China, multiplied by 125%, or 8.20% at December 31, 2011.

A less-than-wholly-owned subsidiary of TOC has line of credit facilities with availability of $308 (January 1, 2011 - $1,297) which are fully guaranteed by TOC. As at December 31, 2011, $308 (January 1, 2011 - $568) of these facilities had been used. Interest on borrowings under the facility accrues at a fixed rate of 9.75%.

All of the line of credit facilities described above are due on demand with no fixed maturity date.

SUNOPTA INC.	–F30-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

11. Long-term debt

	December 31, 2011 $	January 1, 2011 $

Syndicated Lending Agreement:
Non-revolving real estate term facility (a)	12,133	13,000
Non-revolving machinery and equipment term facility (b)	11,078	17,000

Other Long-Term Debt:
Opta Minerals term loan facility (c)	6,392	7,766
Opta Minerals revolving acquisition facility (d)	12,420	11,419
Subordinated debt to former shareholders of TOC (e)	-	4,569
Promissory notes (f)	8,744	10,590
Other long-term debt (g)	711	264
Term loans payable and capital lease obligations (h)	786	124
	52,264	64,732
Less: current portion	35,198	22,247
	17,066	42,485

(a)	Non-revolving real estate term facility

The non-revolving real estate term facility has a maximum available borrowing amount of $13,000. This facility matures on October 30, 2012, and has quarterly minimum repayments of approximately $217. As at December 31, 2011, $12,133 (January 1, 2011 - $13,000) was drawn on this facility, and the weighted-average interest rate was 4.30% (January 1, 2011 - 3.76%), based on the level of borrowings, and a credit spread based on either U.S. prime or LIBOR rates.

(b)	Non-revolving machinery and equipment term facility

The non-revolving machinery and equipment term facility has a maximum available borrowing amount of $17,000. This facility matures on October 30, 2012, and has quarterly minimum repayments of approximately $850. As at December 31, 2011, $11,078 (January 1, 2011 - $17,000) was drawn on this facility, and the weighted-average interest rate was 4.30% (January 1, 2011 - 3.76%), based on the level of borrowings, and a credit spread based on either U.S. prime or LIBOR rates. As a result of the sale of property, plant and equipment in the second quarter of 2011 (see note 3(a)), an additional $2,523 was repaid on this facility, in accordance with the credit agreement.

The above term facilities, and the Canadian and U.S. line of credit facility (see note 10(a), (b)), are collateralized by a first priority security against substantially all of the Company’s assets in Canada and the U.S., excluding the assets of Opta Minerals and TOC.

(c)	Opta Minerals term loan facility

The term loan facility has a maximum available borrowing amount of Cdn $6,518 (U.S. - $6,392). This facility matures on August 30, 2012, is renewable at the option of the lender and Opta Minerals, and has quarterly principal repayments of Cdn $312 (U.S. - $306). At December 31, 2011 and December 31, 2010, the term loan facility was fully drawn. As at December 31, 2011, the weighted-average interest rate on this facility was 7.33% (December 31, 2010 – 7.61%).

(d)	Opta Minerals revolving acquisition facility

The revolving acquisition facility has a maximum available borrowing amount of Cdn $14,043 (U.S. - $13,772) to finance future acquisitions and capital expenditures. Principal is payable quarterly equal to 1/40 of the drawdown amount. Any remaining outstanding principal under this facility is due upon maturity. The facility is revolving for one year, with a five year term-out option. The outstanding balances on the revolving acquisition facility at December 31, 2011 and 2010 were Cdn $12,665 (U.S. - $12,420) and Cdn $11,421 (U.S. - $11,419), respectively. At December 31, 2011, the weighted-average interest rate on this facility was 5.62% (December 31, 2010 - 7.05%).

SUNOPTA INC.	–F31-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

In February 2012, in connection with its acquisition of Babco Industrial Corp. ("Babco") (see note 22), Opta Minerals' credit agreement was amended to increase the borrowing amount available under the revolving acquisition facility by Cdn $19,000 (U.S. - $18,682).

The Opta Minerals’ credit facilities described above are collateralized by a first priority security interest on substantially all of the Opta Minerals assets in both Canada and the U.S.

In 2007, Opta Minerals entered into an interest rate swap contract to exchange a notional amount of Cdn $17,200 (U.S. - $16,912) from a floating rate to a fixed rate of 5.25% from August 2008 to August 2012. The estimated fair value of the interest rate swap at December 31, 2011 was a loss of $256 (December 31, 2010 - loss of $891). As this contract has been designated a cash flow hedge, the incremental gain in fair value of $635, net of income taxes of $195, has been recorded in other comprehensive earnings for the period. The fair value liability is included in long-term liabilities on the consolidated balance sheets. In February 2012, Opta Minerals entered into a Cdn $15,000 (U.S. - $14,749) interest rate swap commencing in August 2012, the date of expiry of the existing contract. On the same day, Opta Minerals also entered into a Cdn $19,000 (U.S. - $18,682) interest rate swap. The combined interest rate swap will expire in February 2017.

(e)	Subordinated debt to former shareholders of TOC

In conjunction with the acquisition of TOC on April 2, 2008, its former shareholders provided a subordinated loan to TOC in the amount of €3,000 (U.S. - $4,019). The loan bore interest at 7% payable to the former shareholders on a semi-annual basis. The subordinated loan, including all accrued interest, which was originally repayable in full on March 31, 2011 was extended to July 8, 2011, and paid in full during 2011.

(f)	Promissory Notes

Promissory notes consist of notes issued to former shareholders as a result of business acquisitions. As consideration in the acquisition of TOC, the Company issued a total of €9,000 (U.S. - $11,675) in promissory notes which are secured by a pledge of the common shares of TOC. Of the amount issued, €1,000 (U.S. - $1,436) was paid in cash on April 5, 2010 and €2,000 (U.S. - $2,672) was paid in cash on October 7, 2011. The remaining €6,000 (U.S. - $7,783) will be repaid in three €2,000 tranches on January 6, 2012, April 6, 2012 and July 6, 2012. The outstanding balance accrues interest at 5% per annum. The former shareholders can demand full repayment of the remaining amount owing. Due to TOC’s opening balance sheet not meeting pre-determined working capital targets, and an undisclosed liability that existed prior to the Company’s April 2, 2008 acquisition, € 528 (U.S. - $685) of the promissory notes extended above will not be paid. Accordingly, the balance of the promissory notes at December 31, 2011 is €5,472 (U.S. - $7,098). Subsequent to year end, the balance owing as of January 6, 2012, including accrued interest, was paid to the former shareholders.

During fiscal 2011, the former shareholders of TOC advanced $1,380 to TOC to fund working capital. The loan accrues interest at 7% per annum, and is repayable no later than July 21, 2012. As at December 31, 2011, the full amount remains outstanding. In addition, $266 remains owing to various former shareholders at a weighted-average interest of 6.73%.

All of the outstanding promissory notes described above, totaling $8,744 as at December 31, 2011, are due in the next 12 months, or on demand.

(g)	Other long-term debt

As at December 31, 2011, a less-than-wholly-owned subsidiary of TOC borrowed Ethiopian birr in an amount equivalent to $711 (January 1, 2011 - $264). At December 31, 2011, the weighted-average interest rate on borrowed funds was 10.3% (January 1, 2011 - 10.3%).

SUNOPTA INC.	–F32-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

(h)	Term loans payable and capital lease obligations

Term loans payable bear a weighted-average interest rate of 5.1% (January 1, 2011 – 5.3%) due in varying instalments through 2013 with principal payments of $215 due in the next 12 months.

Capital lease obligations are due in monthly payments, with a weighted-average interest rate of 7.2% (January 1, 2011 - 6.9%).

The long-term debt and capital leases described above require the following repayments during the next five fiscal years and thereafter:

$
2012	35,198
2013	3,744
2014	2,904
2015	2,873
2016	2,817
Thereafter	4,728
52,264

Interest expense on long-term debt for the year ended December 31, 2011 was $2,525 (January 1, 2011 - $5,438; December 31, 2009 - $7,047). Interest on bank indebtedness and other debt was $6,561 (January 1, 2011 - $4,294; December 31, 2009 - $6,087).

Interest expense and interest income include:

	December 31, 2011	January 1, 2011	December 31, 2009
	$	$	$
Interest expense before accretion on TOC debt	9,086	9,732	13,134
Accretion on long-term debt due to TOC acquisition	-	218	875
Interest expense	9,086	9,950	14,009
Interest income	(247)	(201)	(170)
Interest expense, net	8,839	9,749	13,839

12. Employee future benefits

TOC maintains a defined benefit pension plan for its employees. Contributions made to the plan by TOC and its employees totaled $302 and $170 for the years ended December 31, 2011 and January 1, 2011, respectively. As at December 31, 2011, the fair value of the plan assets amounted to $761 (January 1, 2011 - $550) and the projected benefit obligation of the plan totaled $1,267 (January 1, 2011 - $944). As at December 31, 2011, the future service lives of plan participants was estimated to be 31 years. The net pension liabilities of $506 and $394 as of December 31, 2011 and January 1, 2011, respectively, are included in long-term liabilities on the consolidated balance sheets. The net periodic benefit cost of the plan amounted to $217, $173 and $209 in the years ended December 31, 2011, January 1, 2011 and December 31, 2009, respectively.

SUNOPTA INC.	–F33-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

13. Capital stock

The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value (of which none are outstanding).

The following is a summary of changes in the Company’s capital stock:

	Warrants and rights		Common shares		Total
	Number	$	Number	$	$
Balance at December 31, 2008	-	-	64,493,320	177,858	177,858
Employee share purchase plan	-	-	487,148	823	823
Treasury	-	-	2,500	13	13
Balance at December 31, 2009	-	-	64,982,968	178,694	178,694
Options exercised	-	-	315,720	1,207	1,207
Employee share purchase plan	-	-	198,903	747	747
Treasury	-	-	2,500	13	13
Warrants issued	850,000	2,163	-	-	2,163
Balance at January 1, 2011	850,000	2,163	65,500,091	180,661	182,824
Options exercised	-	-	177,279	821	821
Employee share purchase plan	-	-	119,028	626	626
Balance at December 31, 2011	850,000	2,163	65,796,398	182,108	184,271

Employee/director option plans

The Company grants options to employees and directors from time to time under employee/director stock option plans. On May 19, 2011, the Company’s shareholders approved an amendment to the Company’s 2002 Amended and Restated Stock Option Plan to increase the number of common shares reserved for issuance upon the exercise of options granted thereunder from 5,000,000 to 7,500,000 common shares. The amendment had been approved by the Company’s Board of Directors on March 8, 2011, based on a recommendation of the Compensation Committee. As at December 31, 2011, 2,838,241 (January 1, 2011 - 823,480) options are remaining to be granted under this plan.

Employee/director stock options granted by the Company contain an exercise price, which is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees/directors on exercise of stock options or purchase of stock is credited to capital stock. Option grants generally vest 20% on each of the first through fifth anniversaries from the date of grant and expire on the sixth anniversary of the grant date. The Company uses reserved and unissued common shares to satisfy option exercises under the plan.

Details of changes in employee/director stock options are as follows:

			Weighted
		Weighted-	average
		average	remaining	Aggregate
		exercise price	contractual term	intrinsic value
	Options	$	(Years)	$
Outstanding at beginning of year	2,348,100	4.89
Granted	941,500	7.06
Exercised	(177,279)	2.98
Forfeited or expired	(456,261)	6.49
Outstanding at end of year	2,656,060	5.51	4.5	2,277
Exercisable at end of year	732,060	6.32	3.1	707

SUNOPTA INC.	–F34-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

The weighted-average grant-date fair values of all stock options granted in fiscal 2011, 2010 and 2009 were $4.36, $2.79 and $1.05, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the options granted in the years ended December 31, 2011, January 1, 2011 and December 31, 2009 were as follows:

	December 31, 2011	January 1, 2011	December 31, 2009
Dividend yield(1)	0%	0%	0%
Expected volatility(2)	68.0%	68.2%	71.0%
Risk-free interest rate(3)	1.8%	2.3%	2.0%
Expected life of options (in years)(4)	6	6	6

(1)	Determined based on expected annual dividend yield at the time of grant.
(2)	Determined based on historical volatility of the Company's common shares over the expected life of the option.
(3)	Determined based on the yield on U.S. Treasury zero-coupon issues with maturity dates equal to the expected life of the option.
(4)	Determined based on historical exercise and forfeiture patterns.

The fair value of the options is based on estimates of the number of options that management expects to vest, which is estimated to be 85% of the granted amounts.

Details of employee/director stock options outstanding as at December 31, 2011 are as follows:

		Vested	Weighted	Total	Weighted
	Exercise	outstanding	average price	outstanding	average price
Expiry date	price range	options	(vested)	options	(total)
			$		$
2012	$10.86 to $11.66	93,000	11.23	93,000	11.23
2013	$12.31 to $13.75	136,800	12.55	171,000	12.55
2014	$4.06 to $13.35	184,700	5.59	329,700	5.58
2015	$0.91 to $1.92	212,760	1.66	661,260	1.66
2016	$4.45 to $5.62	94,800	4.49	531,600	4.49
2017	$4.88 to $7.72	10,000	5.17	869,500	7.04
		732,060	6.32	2,656,060	5.51

Earnings from continuing operations for the year ended December 31, 2011 includes $2,090 (January 1, 2011 - $2,136; December 31, 2009 - $1,435) of stock compensation expense related to the Company’s stock-based compensation arrangements, including $354 (January 1, 2011 - $777; December 31, 2009 - $285) in stock-based compensation for the options issued by Opta Minerals to its employees. The Company also realized a cash tax benefit of $86 (January 1, 2011 - $42; December 31, 2009 - $6) relating to options granted in prior years and exercised in the current year, which was recorded as an increase in additional paid-in capital. Total compensation costs related to non-vested awards not yet recognized as an expense is $5,098 as at December 31, 2011, which will be amortized over a weighted-average remaining vesting period of 2.1 years.

Employee share purchase plan / compensation grants

The Company maintains an employee share purchase plan whereby employees can purchase common shares through payroll deductions. In the year ended December 31, 2011, the Company’s employees purchased 119,028 common shares (January 1, 2011 - 198,903; December 31, 2009 - 487,148) for total proceeds of $626 (January 1, 2011 - $760; December 31, 2009 - $836). As at December 31, 2011, 1,555,064 (January 1, 2011 - 1,674,092) common shares are remaining to be granted under this plan.

SUNOPTA INC.	–F35-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

Warrants

On February 5, 2010 (the “First Tranche”) and June 11, 2010 (the “Second Tranche”), the Company issued warrants pursuant to an Advisory Services Agreement. A fair value of $441 and $1,722, respectively, was assigned to these warrants, using the Black-Scholes option pricing model, and were expensed in full during the quarter of issuance with the offset recorded as an increase to additional paid-in capital. The Second Tranche of warrants were issued following the consummation of the sale of the CFD business (see note 3(c)) and the cost was included as part of the gain on sale of discontinued operations. As at December 31, 2011, the First Tranche and Second Tranche of warrants have not been exercised.

14. Other expense (income), net

	December 31,		December 31,
	2011	January 1, 2011	2009
	$	$	$

(a) Long-lived asset impairment charges	7,868	7,549	-
(b) Severance and other rationalization costs	924	1,805	1,182
(c) Acquisition-related transaction costs	467	547	-
(d) Gain on sale of assets	(2,872)	-	-
(e) Adjustment to fair value of contingent consideration	(1,235)	-	-
(f) Legal settlements	(512)	-	1,425
(g) Wind-up of defined benefit pension plan	-	588	-
Other	457	456	(362)
	5,097	10,945	2,245

(a)	Long-lived asset impairment charges

In the fourth quarter of 2011, the Company evaluated whether the carrying amounts of tangible and intangible long-lived assets of its Purity Life Natural Health Products operation were recoverable based on the estimated undiscounted future cash flows from their remaining use. This evaluation indicated that these cash flows were not sufficient to recover the carrying amount of those assets and that impairment charges of $6,025 and $1,485 were required to write down intangible assets and property, plant and equipment of Purity Life, respectively. In addition, the Company reduced the weighted-average useful life of the remaining Purity Life tangible and intangible long-lived assets to two years. Purity Life is part of the International Foods. Also in the fourth quarter of 2011, the Company wrote off certain long-lived tangible and intangible assets of its Frozen Foods operation in the amounts of $88 and $270, respectively. The Frozen Foods operation is part of the Fruit Group.

In fiscal 2010, the Company recorded an asset impairment charge of $4,224 against the carrying value of property, plant and equipment within the Mexican and California fruit processing operations. Following management’s decision to rationalize these operations, the carrying value of the property, plant and equipment was written down to its fair value. A supplier relationship intangible asset in the amount of $454 was also written off, as the rationalization plan impaired all future value of the relationship. In addition, the Company identified and wrote off $516 of obsolete equipment at its Healthy Snacks operation. All of these impairments charges were related to the Fruit Group and totaled $5,194. The Company also recorded an intangible assets impairment charge of $2,355 in connection with the closure of its brokerage operation in Chicago, Illinois, which was a component of the International Foods Group.

(b)	Severance and other rationalization costs

In fiscal 2011, the Company recorded employee severance and other rationalization costs mainly in connection with the divestiture of fruit processing operations in Mexico and California (see note 3(a)) and headcount reductions at a Purity Life distribution facility in Acton, Ontario. In fiscal 2010, these costs were related to the rationalization of operations at the Purity Life distribution facility in response to market conditions, and the closure of the Chicago-based brokerage operation. In fiscal 2009, the Company consolidated certain manufacturing operations to Omak, Washington and ceased fruit processing at a leased facility in Buena Park, California.

SUNOPTA INC.	–F36-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

(c)	Acquisition-related transaction costs

Represents acquisition-related transaction costs incurred in connection with the fiscal 2011 acquisitions of Inland and Lorton’s and the fiscal 2010 acquisitions of Dahlgren and Edner (see note 2).

(d)	Gain on sale of assets

During the second quarter of 2011, the Company completed the sales of processing equipment and land and buildings located in Mexico to Fruvemex for proceeds of $5,650 (see note 3(a)). The Company recorded a gain on sale of $2,872, after deducting the carrying value of the assets and related transaction costs.

(e)	Adjustments to fair value of contingent consideration

In fiscal 2011, the Company remeasured the fair value of the contingent consideration related to the acquisitions of Dahlgren (see note 2(b)) and Edner (see note 2(c)), which resulted in a $1,235 reduction in the related contingent consideration liabilities.

(f)	Legal settlements

In fiscal 2011, the Company recorded a recovery of $512 in connection with the settlement of the Vargas Class Action (see note 20(a)). In fiscal 2009, the Company had accrued $1,200 related to the tentative settlement of this matter. In addition, in fiscal 2009, the Company settled a claim related to commissions with a former business partner for $225.

(g)	Wind-up of defined benefit pension plan

As a result of the wind-up of a defined benefit plan in 2010, the Company recognized a non-cash charge of $588 that was previously recorded in accumulated other comprehensive income on the consolidated balance sheet.

SUNOPTA INC.	–F37-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

15. Income taxes

The provision for (recovery of) income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rate to earnings (loss) before income taxes due to the following:

	December 31, 2011	January 1, 2011	December 31, 2009
	$	$	$
Income tax provision (recovery) at combined statutory rate	5,392	6,992	(3,925)

Income (decrease) by the effects of:
Impact of foreign exchange	194	(138)	(2,171)
Change in valuation allowance	(1,054)	(3,708)	2,123
Foreign tax rate differential	824	849	(800)
Impact of enacted tax rates	1,036	(298)	1,743
Benefit of cross-jurisdictional financing structures	(1,231)	(1,483)	(3,126)
Impact of capital gains and losses	-	2,227	(1,052)
Impact of goodwill and intangible asset impairments	606	264	2,625
Change in unrecognized tax benefits	-	(549)	(455)
SRED and other ITCs carried forward in the year	(988)	-	(456)
Expiring non-capital losses and R&D credits plus a change in Cdn capital losses	2,002	-	-
Other	1,266	1,902	2,456
Provision for (recovery of) income taxes	8,047	6,058	(3,038)

The components of earnings (loss) from continuing operations before income taxes are shown below:

	December 31, 2011	January 1, 2011	December 31, 2009
	$	$	$
Canada	(10,063)	(9,505)	(8,980)
U.S.	17,136	24,645	(2,077)
Other	12,185	5,494	(1,221)
	19,258	20,634	(12,278)

SUNOPTA INC.	–F38-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

The components of the provision (recovery) of income taxes are shown below:

	December 31, 2011	January 1, 2011	December 31, 2009
	$	$	$
Current income tax provision (recovery):
Canada	(468)	2,546	3,568
U.S.	3,534	1	(705)
Other	2,724	1,103	(884)
	5,790	3,650	1,979

Deferred income tax provision (recovery):
Canada	(1,236)	(4,730)	(6,339)
U.S.	3,121	8,397	128
Other	372	(1,259)	1,194
	2,257	2,408	(5,017)
Provision for (recovery of) income taxes	8,047	6,058	(3,038)

Deferred income taxes of the Company are comprised of the following:

	December 31, 2011	January 1, 2011	December 31, 2009
	$	$	$
Differences in property, plant and equipment and intangible assets	(29,088)	(30,998)	(25,082)
Capital and non-capital losses	16,240	26,651	30,303
Tax benefit of scientific research expenditures	4,908	3,513	3,575
Tax benefit of costs incurred during share issuances	191	(2,072)	390
Inventory basis differences and reserves	2,423	3,020	4,530
Other accrued reserves	2,124	(2,283)	1,468
	(3,202)	(2,169)	15,184
Less: valuation allowance	4,547	5,880	7,178
Net deferred income tax (liability) asset	(7,749)	(8,049)	8,006

The components of the deferred income tax asset (liability) are shown below:

	December 31, 2011	January 1, 2011	December 31, 2009
	$	$	$
Canada	11,278	10,451	12,107
U.S.	(16,009)	(16,136)	(806)
Other	(3,018)	(2,364)	(3,295)
	(7,749)	(8,049)	8,006

SUNOPTA INC.	–F39-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

The components of the deferred income tax valuation allowance are as follows:

	December 31, 2011	January 1, 2011	December 31, 2009
	$	$	$
Balance, beginning of year	5,880	7,178	4,153
Increase (decrease) in valuation allowance	(1,054)	(3,708)	2,123
Adjustments to valuation allowance as a result of acquisitions and foreign exchange	(279)	2,410	902
Balance, end of year	4,547	5,880	7,178

The Company has approximately $10,628 (January 1, 2011 - $10,867) in Canadian scientific expenditures, which can be carried forward indefinitely to reduce future years’ taxable income. The Company also has approximately $1,003 and $390 (January 1, 2011 – $1,026 and $657) in Canadian and U.S. scientific research investment tax credits and $166 (January 1, 2011 - $202) in Massachusetts research and development tax credits, which will expire in varying amounts up to 2029.

The Company has Canadian and U.S. federal non-capital loss carry-forwards of approximately $25,790 and $7,743, respectively, as at December 31, 2011 (January 1, 2011 - $29,598 and $31,598, respectively). The Company also has state loss carry-forwards of approximately $8,842 as at December 31, 2011 (January 1, 2011 - $15,872). The amounts are available to reduce future federal and provincial/state income taxes. Non-capital loss carry-forwards attributable to Canada and the U.S. expire in varying amounts over the next 20 years.

The Company has Canadian capital losses of approximately $655 as at December 31, 2011 (January 1, 2011 - $370) for which a full valuation allowance exists. These amounts are available to reduce future capital gains and do not expire.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on this evaluation, a valuation allowance of $4,547 (January 1, 2011 - $5,880) has been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

The Company has not provided Canadian deferred taxes on cumulative earnings of non-Canadian affiliates and associated companies that have been reinvested indefinitely. Deferred taxes are provided for earnings of non-Canadian affiliates and associated companies when the Company determines that such earnings are no longer indefinitely reinvested.

The Company believes it has adequately examined its tax positions taken or expected to be taken in a tax return; however, amounts asserted by taxing authorities could differ from the Company’s positions. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is presented below.

	December 31, 2011	January 1, 2011
	$	$
Balance, beginning of year	2,568	3,117
Reductions resulting from lapse of applicable statute of limitations	-	(549)
Balance, end of year	2,568	2,568

The Company’s unrecognized tax benefits largely include a possible reduction to prior year losses for U.S. exposures relating to the deductibility of certain interest amount accrued. The Company believes that it is reasonably possible that a decrease in unrecognized tax benefits related to tax exposures in the U.S. may be necessary as statute limitations lapse beginning in 2015.

SUNOPTA INC.	–F40-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations. The Company recognized $nil in potential interest and penalties associated with unrecognized tax benefits for the year ended December 31, 2011 (January 1, 2011 - $nil). The unrecognized tax benefits have been recorded as a reduction of long-term deferred tax assets. All of the unrecognized tax benefits could impact the Company's effective tax rate if recognized.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada, Ontario, the U.S. (including multiple states), and the Netherlands. The Company’s 2007 through 2011 tax years (and any tax year for which available non-capital loss carry-forwards were generated up to the amount of non-capital loss carry-forward) remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and the 2005 through 2011 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company’s consolidated financial statements.

16. Earnings (loss) per share

Earnings (loss) per share were calculated as follows:

	December 31, 2011	January 1, 2011	December 31, 2009

Earnings (loss) from continuing operations attributable to SunOpta Inc.	$9,575	$13,208	$(6,433)
(Loss) earnings from discontinued operations, net of taxes	(4,279)	47,858	(330)
Earnings (loss) attributable to SunOpta Inc.	$5,296	$61,066	$(6,763)

Weighted average number of shares used in basic earnings per share	65,644,372	65,179,067	64,770,614
Dilutive potential of the following:
Employee/director stock options	705,332	663,506	-
Warrants	233,445	185,705	-
Diluted weighted average number of shares outstanding	66,583,149	66,028,278	64,770,614

Earnings (loss) per share - basic:
-from continuing operations	$0.15	$0.20	$(0.10)
-from discontinued operations	(0.07)	0.73	-
	$0.08	$0.94	$(0.10)

Earnings (loss) per share - diluted:
-from continuing operations	$0.14	$0.20	$(0.10)
-from discontinued operations	(0.06)	0.72	-
	$0.08	$0.92	$(0.10)

For the years ended December 31, 2011 and January 1, 2011, options to purchase 1,355,700 and 837,900 common shares, respectively, have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect. Due to the loss attributable to SunOpta Inc. for the year ended December 31, 2009, options to purchase 2,480,425 common shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

SUNOPTA INC.	–F41-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

17. Supplemental cash flow information

	December 31, 2011	January 1, 2011	December 31, 2009
	$	$	$
Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	5,386	(8,451)	11,512
Inventories	(41,542)	(35,861)	34,559
Income tax recoverable	(1,247)	1,205	153
Prepaid expenses and other current assets	4,492	(10,613)	1,709
Accounts payable and accrued liabilities	(9,643)	17,310	(4,289)
Customer and other deposits	(2,143)	1,816	(150)
	(44,697)	(34,594)	43,494

Cash paid for:
Interest	7,632	8,993	11,268
Income taxes	7,256	2,105	1,240

Included in cash and cash equivalents is $698 as at December 31, 2011 (January 1, 2011 - $495) that is specific to Opta Minerals that cannot be utilized by the Company for general corporate purposes, and is maintained in separate bank accounts of Opta Minerals.

SUNOPTA INC.	–F42-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

18. Related party transactions and balances

	December 31,		December 31,
	2011	January 1, 2011	2009
	$	$	$

Purchases and sales at market rates
(a) President of Grains and Foods Group - purchases	469	502	494
(a) President of Grains and Foods Group - sales	174	104	134
(b) Employees of Grains and Foods Group - purchases	1,352	823	1,151
(b) Employees of Grains and Foods Group - sales	335	217	308
(c) Minority partner at Trabocca B.V.	700	381	237

Rent paid to former owners or shareholders
(d) Warehouses and administration facility	553	472	426
(e) Production facility	-	-	155
(f) Production, warehouse and office facility	512	430	439

Other transactions
(g) Employment contract of former CEO	248	380	343
(h) Payment of promissory note at Opta Minerals	-	-	1,500
(i) Contingent consideration at Opta Minerals	233	447	-
(j) Amounts due to/from officers and directors	97	2	2
(k) Interest on subordinated debt	180	320	429
(l) Interest on working capital advance	46	-	-

Discontinued operations
(m) Warehouse and administration facility	-	163	355
(m) Warehouse and administration facility	-	64	136
(m) Sale of organic product	-	-	2,973
(m) Rent at Opta Minerals from an affiliated company	-	24	22

In addition to transactions disclosed elsewhere in these consolidated financial statements, the Company entered into the following related party transactions:

(a)

Represents purchases of agronomy products from the Company at market rates, as well as the sale of organic corn and soybeans at market rates to the Company, which are included in revenues and cost of sales, respectively, on the consolidated statement of operations.

(b)

Represents purchases of agronomy products from the Company at market rates, as well as the sale of organic corn and soybeans at market rates to the Company, which are included in revenues and cost of sales, respectively, on the consolidated statement of operations.

(c)

Represents the sale of coffee beans, at market prices, from TOC to a company that is owned by the non-controlling shareholder of Trabocca B.V., a less than wholly owned subsidiary of TOC. The sales are included in revenues on the consolidated statement of operations.

(d)

Pursuant to the acquisition of Purity Life, the Company leased Purity Life’s Acton, Ontario, warehouses and administration facilities from a company controlled by the former owners, one of whom was in a senior management position within the International Foods Group until September 2011. The lease was at market rates at inception and expired in 2011. The lease payments are included in selling, general and administrative expenses on the consolidated statement of operations.

SUNOPTA INC.	–F43-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

(e)

Pursuant to the acquisition of Neo-Nutritionals, Inc., the Company leased the Brantford, Ontario production facilities from a company controlled by a former owner, who was an employee of the Company to December 2009. The lease was at market rates and expired in 2010. The lease payments are included in selling, general and administrative expenses on the consolidated statement of operations.

(f)

Pursuant to the acquisition of Pacific Fruit Processors, the Company leases a production, warehouse and office facility from a related party to the former President, who remains in a senior management position in the Fruit Group. The lease was at market rates at inception and is for a 60-month term with two five-year renewal periods expiring in June 2020. The lease payments are included in selling, general and administrative expenses on the consolidated statement of operations.

(g)

Represents the amount owed to the Company’s former Chief Executive Officer (“former CEO”) under an employment contract, which is included in long-term liabilities on the consolidated balance sheets. On February 1, 2007, the former CEO of the Company stepped down and remained Chairman of the Board at a reduced level of compensation subject to a contract expiring on February 26, 2020. The contract, amended on March 8, 2011, provides for consulting fees of $50 per year declining to $25 per year, to be paid on a sliding scale over time until February 26, 2020. Subsequent to the year 2012, the former CEO is no longer required to provide services to the Company although payments will continue. In the event that the former CEO passes away before February 26, 2020, any remaining amount payable under the contract will be paid to his surviving spouse until February 26, 2020.

(h)

Represents long-term debt on the consolidated balance sheet to the former shareholders of Magnesium Technologies Corporation, which was a 2006 acquisition by Opta Minerals. The final $1,500 instalment related to this debt was paid in 2010. As a result of the appointment of a new director to Opta Minerals on May 12, 2008, the director received 26.5% of the total payments, based on his previous shareholdings.

(i)

Pursuant to Opta Minerals purchase of the outstanding shares of Bimac Inc. (“Bimac”), contingent consideration not to exceed $3,850 may be payable to the former shareholders based on the achievement of certain pre-determined earnings targets to September 2016. Based on the earnings of Bimac for the year ended September 30, 2011, Opta Minerals recorded, and subsequently paid, $233 (2010 - $447, 2009 - $nil) of contingent consideration to the former shareholders, with an offsetting increase to goodwill. As a result of the appointment of a director to Opta Minerals in May 12, 2008, the director received 61.7% of the contingent consideration payment, based on his previous shareholdings.

(j)	Represents amounts due to/from officers/directors of the Company included in accounts receivable on the consolidated balance sheets.

(k)	Represents semi-annual interest payments on the subordinated debt paid to former shareholders of TOC (who remain in a senior management position) (see note 11(f)).

(l)	Represents interest payments on the working capital advance paid to a former shareholder of TOC (who remains in a senior management position) (see note 11(f)).

(m)

Due to the sale of the CFD assets and SBI (see note 3), the following related party transactions have been reclassified on the consolidated statement of operations to earnings (loss) from discontinued operations:

  Pursuant to the Pro Organics acquisition, the Company leased its Vancouver, British Columbia, warehouse and administration facility from a company controlled by a former owner. The lease was at market rates at inception and was for a five-year term with two five-year renewal periods, expiring in 2018.

  Pursuant to the acquisition of Les Importations Cacheres Hahamovitch Inc., the Company leased its Montreal, Quebec, warehouse and administration facility from the former owner. The lease was at market rates at inception and was renewable annually for a 12-month term through 2014.

SUNOPTA INC.	–F44-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

  The former President of the Distribution Group (who was an employee until March 2009) sold organic product from his family farming operation, at market rates, to the former Distribution Group.

  Opta Minerals rents a facility to SBI, a former affiliated company, and received rental revenue.

19. Variable interest entities

(a)	The joint venture in CSOP, previously held by the Grains and Foods Group and consolidated as a VIE, was disposed of in the third quarter of 2011 (see note 3(b)).

(b)

TOC holds an investment in a joint venture in Ethiopia related to hulling of organic sesame seeds. TOC purchases all of the output from the joint venture, and sells the product through its existing sales and marketing channels. TOC holds 35% of the voting common shares and consolidates its variable interest in the joint venture, as it has been determined to be the primary beneficiary.

The liabilities of the VIE consolidated by the Company represent claims against the specific assets of the VIE, and not additional claims on the Company’s general assets. There is no recourse available to the creditors of the VIE against the Company. The impact of consolidating the investment in the joint venture on the consolidated balance sheet is as follows:

	December 31, 2011	January 1, 2011
	$	$
Current assets	718	859
Property, plant and equipment	1,361	1,767
Current liabilities	414	1,221
Long-term debt	711	264
Long-term liabilities	330	178
Non-controlling interest	(36)	424
Net investment by the Company	(660)	(539)

20. Commitments and contingencies

(a)	Vargas Class Action

In September 2008, a single plaintiff and a former employee filed a wage and hour dispute, against the Company and SunOpta Fruit Group, Inc., as a class action alleging various violations of California’s labor laws (the “Vargas Class Action”). A tentative settlement of all claims was reached at mediation on January 15, 2010 and the parties executed a settlement agreement resolving all claims of the class. On February 15, 2011, the terms of the proposed settlement were preliminarily approved by the court. As a result of the tentative settlement, $1,200 was accrued for a common fund to pay claims. Claim Forms totaling $315 were submitted against the common fund. Disbursements of $688 were made from the common fund to claimants to pay timely claims and to plaintiff’s counsel and others to pay statutory attorneys fees, costs and administrative expenses. Thereafter, $512 of the original common fund was returned to the Company, resulting in a recapture gain (see note 14(f)).

(b)	Colorado Sun Oil Processors, LLC dispute

Colorado Mills and SunOpta Grains and Foods Inc. (formally Sunrich LLC, herein “Grains and Foods”), a wholly– owned subsidiary of the Company, organized a joint venture in 2008 to construct and operate a vegetable oil refinery adjacent to Colorado Mills’ sunflower seed crush plant located in Lamar, Colorado. During the relationship, disputes arose between the parties concerning management of the joint venture, record–keeping practices, certain unauthorized expenses incurred on behalf of the joint venture by Colorado Mills, procurement of crude oil by Sunrich from Colorado Mills for processing at the joint venture refinery, and the contract price of crude oil offered for sale under an output term of the joint venture agreement.

SUNOPTA INC.	–F45-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

The parties initiated a dispute resolution process as set forth in the joint venture agreement, which Colorado Mills aborted prematurely through the initiation of suit in Colorado State Court. Subsequent to the filing of that suit, Colorado Mills acted with an outside creditor of the joint venture to involuntarily place the joint venture into bankruptcy. As part of the bankruptcy proceeding, Colorado Mills purchased substantially all of the assets of the joint venture (see note 3(d)).

A separate arbitration proceeding occurred between Grains and Foods and Colorado Mills to resolve direct claims each party asserted against the other. The case was arbitrated during the week of August 8, 2011 and proposed findings were filed on September 13, 2011. On January 4, 2012 the arbitrator entered an award denying Grains and Foods’ claims and awarding Colorado Mills $4,816 for its breach of contract claim and $430 for accrued interest. The Company subsequently filed a Notice of intent to move the supervising Court to vacate the arbitration award. The hearing on that motion will likely occur during the second quarter of 2012. Although management believes the claims asserted by Colorado Mills are baseless, that the arbitrator committed prejudicial error warranting vacatur of the award, and that vacatur is warranted, management cannot conclude whether the prospect of an unfavorable outcome in this matter is probable. An accrual for the full value of the award has been made pending the outcome of post-arbitration judicial proceedings.

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

(d)	Environmental laws

The Company believes that, with respect to both its operations and real property, it is in material compliance with current environmental laws. Based on known existing conditions and the Company’s experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its consolidated financial position, but there can be no assurance that unforeseen changes in the laws or enforcement policies of relevant governmental bodies, the discovery of changed conditions on the Company’s real property or in its operations, or changes in the use of such properties and any related site restoration requirements, will not result in the incurrence of significant costs.

(e)	Grain, sunflower and other commitments

In the normal course of business, SunOpta Foods holds grain for the benefit of others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain. SunOpta Foods also has commitments to purchase $46,190 (January 1, 2011 - $49,337) of grains and sunflowers in the normal course of business. In addition, the Fruit Group has entered into a number of commitments in the amount of $2,720 (December 31, 2011 - $10,188) related to supplier and purchase commitments.

(f)	Letters of credit

The Company has outstanding letters of credit at December 31, 2011 totaling $15,189 (January 1, 2011 - $3,873).

(g)	Real property lease commitments

The Company has entered into various leasing arrangements, which have fixed monthly rents that are adjusted annually each year for inflation.

SUNOPTA INC.	–F46-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

Minimum commitments under operating leases(a), principally for processing facilities, warehouse and distribution facilities, and equipment for the next five fiscal years and thereafter are as follows:

$
2012	10,515
2013	9,860
2014	8,336
2015	6,339
2016	4,194
Thereafter	4,830
44,074

(a)	This table does not include approximately $8,300 in equipment financing expected to be converted to operating leases subsequent to December 31, 2011.

In the years ended December 31, 2011, January 1, 2011 and December 31, 2009, net minimum rents, including contingent rents and sublease rental income, were $10,211, $11,049 and $9,006, respectively.

21. Segmented information

In fiscal 2011, the Company operated in two industries divided into six operating segments:

(a)

SunOpta Foods sources, processes, packages, markets and distributes a wide range of natural, organic and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food and natural health products. There are four operating segments within SunOpta Foods:

i.	Grains and Foods Group is focused on vertically integrated sourcing, processing, packaging and marketing of grains, grain-based ingredients and packaged products;

ii.

Ingredients Group is focused primarily on insoluble oat and soy fiber products, and specialty ingredients, and works closely with its customers to identify product formulation, cost and productivity opportunities aimed at transforming raw materials into value-added food ingredient solutions;

iii.

Fruit Group consists of berry processing and fruit ingredient operations that process natural and organic frozen fruits and vegetables into bulk, ingredients and packaged formats for the food service, private label retail and industrial ingredient markets. The group also includes the healthy snacks operations which produce natural and organic fruit snacks and nutritional bars; and

iv.

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

(c)

Corporate Services provide a variety of management, financial, information technology, treasury and administration services to the operating segments from the head office in Brampton, Ontario, and information and shared services in Minnesota.

The Company’s assets, operations and employees are principally located in the U.S., Canada, Europe, China and Ethiopia. Revenues are allocated to the U.S., Canada and Europe and other external markets based on the location of the customer.

SUNOPTA INC.	–F47-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

Other expense (income) net, interest expense, net, and provision for (recovery of) income taxes are not allocated to the segments.

As more fully described in note 22, beginning with the quarter ending March 31, 2012, we will report segmented information for SunOpta Foods based on four operating segments: Grains and Foods, Ingredients, Consumer Products and International Foods.

The following segmented information relates to each of the Company’s segments for the year ended December 31, 2011:

	December 31, 2011
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	705,043	63,708	-	768,751
Canada	93,662	15,277	-	108,939
Europe and other	190,251	14,135	-	204,386
Total revenues from external customers	988,956	93,120	-	1,082,076

Segment earnings (loss) from continuing operations before the following:	33,386	7,577	(7,769)	33,194

Other expense, net				5,097
Interest expense, net				8,839
Provision for income taxes				8,047
Earnings from continuing operations				11,211

Identifiable assets	484,185	92,812	54,506	631,503
Depreciation and amortization	14,465	4,207	775	19,447
Goodwill	42,161	7,226	-	49,387
Expenditures on property, plant and equipment	14,469	4,901	636	20,006

Other expense for the year ended December 31, 2011 includes impairments of long-lived assets in the International Foods Group of $7,510 and Fruit Group of $358 (see note 14(a)).

SUNOPTA INC.	–F48-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

SunOpta Foods has the following segmented reporting for the year ended December 31, 2011:

	December 31, 2011
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	396,279	46,143	145,183	117,438	705,043
Canada	14,167	6,957	2,787	69,751	93,662
Europe and other	68,749	3,256	192	118,054	190,251
Total revenues from external customers	479,195	56,356	148,162	305,243	988,956

Segment earnings from continuing operations	22,813	4,611	(2,853)	8,815	33,386

Identifiable assets	235,563	41,868	72,500	134,254	484,185
Depreciation and amortization	6,894	1,749	2,895	2,927	14,465
Goodwill	19,066	12,030	2,362	8,703	42,161
Expenditures on property, plant and equipment	9,182	1,393	2,695	1,199	14,469

SUNOPTA INC.	–F49-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

The following segmented information relates to each of the Company’s segments for the year ended January 1, 2011:

	January 1, 2011
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	582,948	54,713	-	637,661
Canada	86,395	14,867	-	101,262
Europe and other	148,098	11,288	-	159,386
Total revenues from external customers	817,441	80,868	-	898,309

Segment earnings (loss) from continuing operations before the following:	46,442	7,753	(11,213)	42,982

Other expense, net				10,945
Goodwill impairment				1,654
Interest expense, net				9,749
Provision for income taxes				6,058
Earnings from continuing operations				14,576

Identifiable assets	472,473	87,853	48,974	609,300
Depreciation and amortization	12,642	4,099	1,101	17,842
Goodwill	41,842	6,332	-	48,174
Expenditures on property, plant and equipment	15,214	1,580	856	17,650

Other expense for the year ended January 1, 2011 includes impairments of long-lived assets in the Fruit Group of $5,194 and International Foods Group of $2,355 (see note 14(a)). The goodwill impairment charge of $1,654 for the year ended January 1, 2011 is related to the International Foods Group (see note 8).

SUNOPTA INC.	–F50-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

SunOpta Foods has the following segmented reporting for the year ended January 1, 2011:

	January 1, 2011
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	302,073	56,579	140,221	84,075	582,948
Canada	6,474	8,492	3,868	67,561	86,395
Europe and other	56,358	3,292	362	88,086	148,098
Total revenues from external customers	364,905	68,363	144,451	239,722	817,441

Segment earnings from continuing operations	28,003	13,172	4,095	1,172	46,442

Identifiable assets	234,522	41,886	89,722	106,343	472,473
Depreciation and amortization	4,894	1,513	3,515	2,720	12,642
Goodwill	19,066	12,030	2,346	8,400	41,842
Expenditures on property, plant and equipment	6,038	5,571	3,045	560	15,214

SUNOPTA INC.	–F51-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

The following segmented information relates to each of the Company’s segments for the year ended December 31, 2009:

	December 31, 2009
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	484,379	40,019	-	524,398
Canada	91,475	13,155	-	104,630
Europe and other	180,654	9,349	-	190,003
Total revenues from external customers	756,508	62,523	-	819,031

Segment earnings (loss) from continuing operations before the following:	18,100	1,161	(6,614)	12,647

Other expense, net				2,245
Goodwill impairment				8,841
Interest expense, net				13,839
Recovery of income taxes				(3,038)
Loss from continuing operations				(9,240)

Identifiable assets	350,284	85,998	25,748	462,030
Depreciation and amortization	11,974	3,851	1,205	17,030
Goodwill	25,412	6,019	-	31,431
Expenditures on property, plant and equipment	8,754	2,488	54	11,296

Of the total goodwill impairment charge of $8,841, $8,341 related to the Opta Minerals segment and $500 related to the Fruit Group segment (see note 8).

SUNOPTA INC.	–F52-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

SunOpta Foods has the following segmented reporting for the year ended December 31, 2009:

	December 31, 2009
	Grains and	Ingredients	Fruit	International	SunOpta
	Foods Group	Group	Group	Foods Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	226,477	53,091	131,352	73,459	484,379
Canada	10,805	7,508	4,859	68,303	91,475
Europe and other	87,747	4,058	926	87,923	180,654
Total revenues from external customers	325,029	64,657	137,137	229,685	756,508

Segment earnings (loss) from continuing operations	18,484	8,691	(4,398)	(4,677)	18,100

Identifiable assets	126,680	36,853	88,987	97,764	350,284
Depreciation and amortization	4,072	1,461	3,928	2,513	11,974
Goodwill	2,936	12,030	-	10,446	25,412
Expenditures on property, plant and equipment	5,843	1,056	1,647	208	8,754

Geographic segments

	December 31, 2011
	U.S.	Canada	Europe and Other	Total
	$	$	$	$
Property, plant and equipment	108,326	8,917	3,491	120,734
Goodwill	41,256	-	8,131	49,387
Total assets	288,767	227,380	115,356	631,503

	January 1, 2011
	U.S.	Canada	Europe and Other	Total
	$	$	$	$
Property, plant and equipment	101,065	10,838	3,297	115,200
Goodwill	39,774	-	8,400	48,174
Total assets	247,390	270,666	91,244	609,300

Other includes operations in Europe, China and Ethiopia as part of the International Foods Group and operations in France and Slovakia as part of Opta Minerals.

For the years ended December 31, 2011, January 1, 2011 and December 31, 2009, the Company did not have any customers that exceeded 10% of total revenues.

SUNOPTA INC.	–F53-	December 31, 2011 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011, January 1, 2011 and December 31, 2009
(Expressed in thousands of U.S. dollars, except per share amounts)

22. Subsequent events

Segment realignment and rationalization efforts

On February 27, 2012, the Company announced that a process had been undertaken in an effort to streamline operations, drive efficiencies and better align product innovation and commercial activities. In connection with this process, the operating segments within SunOpta Foods will be re-aligned to better reflect the markets and customers serviced, rather than by product groupings. As a result, the former Fruit Group will be eliminated and a new Consumer Products Group will be created to focus on non-grains based consumer packaged goods and will be comprised of the Frozen Foods and Healthy Snacks operations which were part of the former Fruit Group, and the Food Solutions operations which were formerly part of the International Foods Group. The Fruit Ingredient operation of the former Fruit Group will be merged with the existing Ingredients Group. Following the re-alignment, the International Foods Group will comprise the Company's international sourcing and supply operations (Tradin Organic) and the operations of Purity Life Health Products. The Grains and Foods Group will remain unchanged. With this realignment, SunOpta Foods will consist of four operating segments: Grains and Foods, Ingredients, Consumer Products and International Foods. The Company will begin reporting segmented information based on its new operating segments for the quarter ending March 31, 2012.

The Company also announced the rationalization of a number of operations and functions, including a reduction of its salaried workforce by approximately 6%. One-time severance costs of approximately $500 before tax are expected to be incurred as a result of these reductions during the first half of fiscal 2012.

Acquisition of Babco Industrial Corp.

On February 10, 2012, Opta Minerals acquired all of the outstanding common shares of Babco, located in Regina, Saskatchewan. Babco is an industrial processor and supplier of petroleum coke, synthetic slag, ladle sand and crushed graphite. This acquisition complements Opta Minerals’ existing product portfolio and provides for additional product line offerings to new and existing customers in the region. As consideration for the acquisition of the Babco shares, Opta Minerals paid approximately $17,600 in cash on closing, subject to customary post-closing purchase price adjustments, and may be required to pay up to an additional $1,300 in cash pursuant to a contingent five-year earn-out.

This transaction will be accounted for as a business combination under the acquisition method of accounting. The purchase price will be allocated to the Babco’s tangible and intangible assets based on their estimated fair values as of the acquisition date. Due to the limited time since the closing of the transaction, the valuation efforts and related acquisition accounting are incomplete at the time of filing of these consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including goodwill. In addition, the Company is unable to provide the supplemental pro forma revenue and earnings of the combined entity, as the pro forma adjustments are expected to include estimates for the amortization of identifiable intangible assets and related income tax effects, which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.

SUNOPTA INC.	–F54-	December 31, 2011 10-K

Supplemental financial information (unaudited)

Summarized below is the Consolidated Statement of Operations for the quarters ended December 31, 2011, October 1, 2011, July 2, 2011 and April 2, 2011, as well as the fiscal 2010 quarterly comparatives.

		Quarter ended
	December 31, 2011	January 1, 2011
	$	$

Revenues	258,514	230,582
Cost of goods sold	229,021	194,886
Gross profit	29,493	35,696

Selling, general and administrative expenses	22,928	24,816
Intangible asset amortization	1,321	1,201
Other expense, net	7,603	2,133
Foreign exchange gain	(65)	(158)

Earnings (loss) from continuing operations before the following	(2,294)	7,704

Interest expense, net	2,302	2,124

Earnings (loss) from continuing operations before income taxes	(4,596)	5,580

Provision for (recovery of) income taxes	(519)	2,781

Earnings (loss) from continuing operations	(4,077)	2,799

Discontinued operations
Loss from discontinued operations, net of taxes	(3,362)	4
Loss on sale of discontinued operations, net of taxes	-	(726)

Loss from discontinued operations, net of taxes	(3,362)	(722)

Earnings (loss)	(7,439)	2,077

Earnings (loss) attributable to non-controlling interests	113	157

Earnings (loss) attributable to SunOpta Inc.	(7,552)	1,920

Earnings (loss) per share - basic
-from continuing operations	(0.06)	0.04
-from discontinued operations	(0.05)	(0.01)
	(0.11)	0.03

Earnings (loss) per share - diluted
-from continuing operations	(0.06)	0.04
-from discontinued operations	(0.05)	(0.01)
	(0.11)	0.03

SUNOPTA INC.	–F55-	December 31, 2011 10-K

Supplemental financial information (unaudited) continued

		Quarter ended
	October 1, 2011	October 2, 2010
	$	$

Revenues	272,420	217,487
Cost of goods sold	239,478	184,723
Gross profit	32,942	32,764

Selling, general and administrative expenses	22,981	21,118
Intangible asset amortization	1,413	1,155
Other expense (income), net	321	7,453
Goodwill impairment	-	1,654
Foreign exchange gain	934	(58)

Earnings (loss) from continuing operations before the following	7,293	1,442

Interest expense, net	2,033	2,036

Earnings (loss) from continuing operations before income taxes	5,260	(594)

Recovery of income taxes	1,438	(1,053)

Earnings (loss) from continuing operations	3,822	459

Discontinued operations
Earnings (loss) from discontinued operations, net of taxes	(383)	(15,616)
Gain on sale of discontinued operations, net of taxes	71	49,867

Earnings (loss) from discontinued operations, net of taxes	(312)	34,251

Earnings (loss)	3,510	34,710

Earnings (loss) attributable to non-controlling interests	144	643

Earnings (loss) attributable to SunOpta Inc.	3,366	34,067

Earnings (loss) per share - basic
-from continuing operations	0.05	-
-from discontinued operations	-	0.53
	0.05	0.53

Earnings (loss) per share - diluted
-from continuing operations	0.05	-
-from discontinued operations	-	0.52
	0.05	0.52

SUNOPTA INC.	–F56-	December 31, 2011 10-K

Supplemental financial information (unaudited) continued

		Quarter ended
	July 2, 2011	July 3, 2010
	$	$

Revenues	290,553	233,612
Cost of goods sold	256,791	196,379
Gross profit	33,762	37,233

Selling, general and administrative expenses	23,764	23,983
Intangible asset amortization	1,393	1,144
Other (income) expense, net	(3,189)	1,044
Foreign exchange gain	(57)	(319)

Earnings from continuing operations before the following	11,851	11,381

Interest expense, net	2,520	2,567

Earnings from continuing operations before income taxes	9,331	8,814

Provision for income taxes	3,904	2,062

Earnings from continuing operations	5,427	6,752

Discontinued operations
(Loss) earnings from discontinued operations, net of taxes	(314)	264
Gain on sale of discontinued operations, net of taxes	-	13,809

Earnings from discontinued operations, net of taxes	(314)	14,073

Earnings	5,113	20,825

Earnings (loss) attributable to non-controlling interests	712	359

Earnings attributable to SunOpta Inc.	4,401	20,466

Earnings per share - basic
-from continuing operations	0.07	0.10
-from discontinued operations	-	0.22
	0.07	0.32

Earnings per share - diluted
-from continuing operations	0.07	0.10
-from discontinued operations	-	0.21
	0.07	0.31

SUNOPTA INC.	–F57-	December 31, 2011 10-K

Supplemental financial information (unaudited) continued

		Quarter ended
	April 2, 2011	April 3, 2010
	$	$

Revenues	260,589	216,628
Cost of goods sold	225,055	180,830
Gross profit	35,534	35,798

Selling, general and administrative expenses	22,405	25,569
Intangible asset amortization	1,385	1,175
Other expense (income), net	362	315
Foreign exchange (gain) loss	135	(1,117)

Earnings (loss) from continuing operations before the following	11,247	9,856

Interest expense, net	1,984	3,022

Earnings (loss) from continuing operations before income taxes	9,263	6,834

Provision for (recovery of) income taxes	3,224	2,268

Earnings (loss) from continuing operations	6,039	4,566

(Loss) earnings from discontinued operations, net of taxes	(291)	256

Earnings	5,748	4,822

Earnings (loss) attributable to non-controlling interests	667	209

Earnings attributable to SunOpta Inc.	5,081	4,613

Earnings per share - basic
-from continuing operations	0.08	0.07
-from discontinued operations	-	-
	0.08	0.07

Earnings per share - diluted
-from continuing operations	0.08	0.07
-from discontinued operations	-	-
	0.08	0.07

SUNOPTA INC.	–F58-	December 31, 2011 10-K