Form 10-Q
period 2012-03-31
SunOpta Inc.
filed 2012-05-09
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________ .

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

Yes [X]                          No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]                          No[  ]

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

Yes [ ] No [X]

The number of the registrant’s common shares outstanding as of May 2, 2012 was 65,838,047.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended March 31, 2012
TABLE OF CONTENTS

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together. In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Amounts expressed in Canadian dollars are preceded by the symbol “Cdn $” and amounts expressed in euros are preceded by the symbol “€”. The closing rate of exchange for the U.S. dollar on March 31, 2012 was $1.00 = Cdn $0.9975.

Forward-Looking Statements

This Form 10-Q contains forward–looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward–looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to possible operational consolidation, reduction of non–core assets and operations, business strategies, plant and production capacities, revenue generation potential, anticipated construction costs, competitive strengths, goals, capital expenditure plans, business and operational growth and expansion plans, anticipated operating margins and operating income targets, gains or losses associated with business transactions, cost reductions, rationalization and improved efficiency initiatives, proposed new product offerings, and references to the future growth of the business and global markets for the Company’s products. These forward–looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward–looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments as well as other factors that we believe are appropriate in the circumstance.

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

SUNOPTA INC.	1	March 31, 2012 10-Q

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
SUNOPTA INC.	2	March 31, 2012 10-Q

Consequently all forward–looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Form 10-K”). For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A, Risk Factors, included in the Form 10-K.

SUNOPTA INC.	3	March 31, 2012 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended March 31, 2012	Quarter ended April 2, 2011

Revenues	$274,542	$260,589

Cost of goods sold	237,204	225,055

Gross profit	37,338	35,534

Selling, general and administrative expenses	22,549	22,405
Intangible asset amortization	1,273	1,385
Other expense, net (note 8)	368	362
Foreign exchange loss	71	135

Earnings from continuing operations before the following	13,077	11,247

Interest expense, net	2,583	1,984

Earnings from continuing operations before income taxes	10,494	9,263

Provision for income taxes	3,831	3,224

Earnings from continuing operations	6,663	6,039

Loss from discontinued operations, net of income taxes (note 1)	(224)	(291)

Earnings	6,439	5,748

Earnings attributable to non-controlling interests	547	667

Earnings attributable to SunOpta Inc.	$5,892	$5,081

Earnings (loss) per share – basic (note 9)
- from continuing operations	$0.09	$0.08
- from discontinued operations	-	-
	$0.09	$0.08
Earnings (loss) per share – diluted (note 9)
- from continuing operations	$0.09	$0.08
- from discontinued operations	-	-
	$0.09	$0.08

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	4	March 31, 2012 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended March 31, 2012	Quarter ended April 2, 2011

Earnings from continuing operations	$6,663	$6,039
Loss from discontinued operations, net of income taxes	(224)	(291)
Earnings	6,439	5,748

Currency translation adjustment	1,099	2,058
Change in fair value of interest rate swap, net of taxes	(40)	110
Other comprehensive earnings, net of income taxes	1,059	2,168

Comprehensive earnings	7,498	7,916

Comprehensive earnings attributable to non-controlling interests	612	796

Comprehensive earnings attributable to SunOpta Inc.	$6,886	$7,120

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	March 31, 2012 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at March 31, 2012 and December 31, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars)

	March 31, 2012	December 31, 2011

ASSETS
Current assets
Cash and cash equivalents (note 10)	$3,729	$2,378
Accounts receivable	113,221	94,177
Inventories (note 4)	237,965	240,852
Prepaid expenses and other current assets	21,437	21,625
Current income taxes recoverable	1,501	1,503
Deferred income taxes	4,834	4,773
	382,687	365,308

Investments	33,845	33,845
Property, plant and equipment	126,066	120,734
Goodwill	57,276	49,387
Intangible assets	57,214	48,624
Deferred income taxes	10,875	11,751
Other assets	1,360	1,854

	$669,323	$631,503

LIABILITIES
Current liabilities
Bank indebtedness (note 5)	$130,368	$109,718
Accounts payable and accrued liabilities	104,459	120,228
Customer and other deposits	6,225	843
Income taxes payable	2,067	1,229
Other current liabilities	1,181	1,419
Current portion of long-term debt (note 6)	32,444	35,198
Current portion of long-term liabilities	890	995
	277,634	269,630

Long-term debt (note 6)	33,383	17,066
Long-term liabilities	6,518	5,586
Deferred income taxes	28,597	24,273
	346,132	316,555

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 65,835,327 shares issued (December 31, 2011 - 65,796,398)	182,269	182,108
Additional paid-in capital (note 7)	14,718	14,134
Retained earnings	106,400	100,508
Accumulated other comprehensive income	3,376	2,382
	306,763	299,132
Non-controlling interests	16,428	15,816
Total equity	323,191	314,948

	$669,323	$631,503
Commitments and contingencies (note 11)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	March 31, 2012 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at December 31, 2011	65,796	182,108	14,134	100,508	2,382	15,816	314,948
Employee share purchase plan compensation grants	32	144	-	-	-	-	144
Exercise of options	7	17	(4)	-	-	-	13
Stock-based compensation	-	-	588	-	-	-	588
Earnings from continuing operations	-	-	-	6,116	-	547	6,663
Loss from discontinued operations, net of income taxes	-	-	-	(224)	-	-	(224)
Currency translation adjustment	-	-	-	-	1,020	79	1,099
Change in fair value of interest rate swap, net of income taxes	-	-	-	-	(26)	(14)	(40)
Balance at March 31, 2012	65,835	182,269	14,718	106,400	3,376	16,428	323,191

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at January 1, 2011	65,500	180,661	12,336	95,212	2,833	14,085	305,127
Employee share purchase plan and compensation grants	29	169	-	-	-	-	169
Exercise of options	10	51	(7)	-	-	-	44
Stock-based compensation	-	-	429	-	-	-	429
Earnings from continuing operations	-	-	-	5,372	-	667	6,039
Loss from discontinued operations, net of income taxes	-	-	-	(291)	-	(75)	(366)
Currency translation adjustment	-	-	-	-	1,966	92	2,058
Change in fair value of interest rate swap, net of income taxes	-	-	-	-	73	37	110
Balance at April 2, 2011	65,539	180,881	12,758	100,293	4,872	14,806	313,610

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	March 31, 2012 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended March 31, 2012	Quarter ended April 2, 2011

Cash provided by (used in)
Operating activities
Earnings	$6,439	$5,748
Loss from discontinued operations	(224)	(291)
Earnings from continuing operations	6,663	6,039
Items not affecting cash:
Depreciation and amortization	4,853	4,833
Unrealized loss on foreign exchange	102	723
Deferred income taxes	2,331	1,476
Stock-based compensation	588	429
Unrealized loss (gain) on derivative instruments	682	(3,685)
Other	341	(389)
Changes in non-cash working capital, net of business acquired (note 10)	(22,657)	(42,844)
Net cash flows from operations - continuing operations	(7,097)	(33,418)
Net cash flows from operations - discontinued operations	(161)	(485)
	(7,258)	(33,903)
Investing activities
Acquisition of business (note 2)	(17,530)	-
Purchases of property, plant and equipment	(4,932)	(3,909)
Purchases of patents, trademarks and other intangible assets	(25)	(81)
Other	(77)	-
Cash from investing activities - continuing operations	(22,564)	(3,990)
Financing activities
Increase under line of credit facilities (note 5)	19,008	42,551
Borrowings under long-term debt (note 6)	19,088	37
Proceeds from the issuance of common shares	157	213
Repayment of long-term debt	(7,030)	(2,004)
Financing costs	(91)	(25)
Other	(3)	28
Cash from financing activities - continuing operations	31,129	40,800

Foreign exchange gain on cash held in a foreign currency	44	170
Increase in cash and cash equivalents in the period	1,351	3,077
Discontinued operations cash activity included above:
Add: Balance included at beginning of period	-	308
Less: Balance included at end of period	-	(212)
Cash and cash equivalents - beginning of the period	2,378	2,335
Cash and cash equivalents - end of the period	$3,729	$5,508
Supplemental cash flow information (note 10)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	March 31, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of business and significant accounting policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company has two industry groups divided into six operating segments, the largest being SunOpta Foods, which operates in the natural, organic and specialty foods and natural health product sectors and utilizes a number of integrated business models to bring cost-effective and quality products to market. In addition to SunOpta Foods, the Company owned approximately 66.2% of Opta Minerals Inc. (“Opta Minerals”) as at March 31, 2012. Opta Minerals is a vertically integrated provider of customer process solutions and industrial minerals products for use primarily in the steel, foundry, loose abrasive cleaning, construction and marine/bridge cleaning industries. The Company also has an 18.65% ownership position in Mascoma Corporation, an innovative biofuels company.

Basis of presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 29, 2012 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 31, 2011 (except as described below under “Comparative balances” and “Adoption of new accounting standards”). For further information, see the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Comparative balances

As a result of the disposal of the Company’s interest in the Colorado Sun Oil Processing LLC (“CSOP”) joint venture in August 2011 (see note 11), the revenues and expenses related to CSOP for the quarter ended April 2, 2011 have been reclassified to discontinued operations. Previously, CSOP had been consolidated as a variable interest entity.

As more fully described in note 12, segmented information for the quarter ended April 2, 2011 has been restated to reflect the realignment of the Company’s operating segments within SunOpta Foods implemented during the first quarter of 2012, and the disposal of CSOP noted above. The realignment of the Company’s operating segments did not change the Company’s previously reported consolidated results of operations, financial position or cash flows.

Adoption of new accounting standards

Effective January 1, 2012, the Company adopted on a prospective basis the provisions of the following new accounting standards:

  Amendments to fair value measurement and disclosure requirements.

  Guidance related to the presentation of net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive statements. The amendments did not change the components of other comprehensive income as reported in the Company’s separate statement of comprehensive earnings.

  Guidance on the accounting for goodwill that permits a qualitative approach to determining the likelihood of a goodwill impairment charge.

The adoption of these new standards did not have a significant impact on the interim consolidated financial statements.

SUNOPTA INC.	9	March 31, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

2. Business acquisition

Babco Industrial Corp.

On February 10, 2012, Opta Minerals acquired all of the outstanding common shares of Babco Industrial Corp. (“Babco”), located in Regina, Saskatchewan. Babco is an industrial processor of petroleum coke. This acquisition complements Opta Minerals’ existing product portfolio and provides for additional product line offerings to new and existing customers in the region.

This transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as well as the consideration transferred to effect the acquisition as of the acquisition date. The recognized amounts for identifiable intangible assets and goodwill are provisional, pending the final valuation. The Company will finalize these amounts no later than one year from the acquisition date.

Amounts
Recognized as
of Acquisition
Date
$
Net assets acquired
Accounts receivable(1)	467
Inventories	372
Other current assets	20
Property, plant and equipment	4,909
Goodwill(2)	7,675
Intangible assets(3)	9,347
Accounts payable and accrued liabilities	(692)
Deferred income taxes	(2,808)
Long-term debt(4)	(1,145)
18,145

Consideration
Cash consideration	17,530
Contingent consideration(5)	615
18,145

(1)	The fair value of accounts receivable acquired is equal to the gross contractual amount receivable.

(2)

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents (i) synergies and economies of scale expected to result from combining the operations of Opta Minerals and Babco, (ii) the value of the going-concern element of Babco’s existing business (that is, the higher rate of return on the assembled net assets versus if Opta Minerals had acquired all of the net assets separately) and the value of Babco’s assembled workforce that does not qualify for separate recognition as an intangible asset.

(3)	Intangible assets consist of acquired customer relationships, which are being amortized over their estimated useful lives of approximately 15 years.

(4)	In conjunction with the acquisition, Opta Minerals fully repaid Babco’s existing banking facilities.

SUNOPTA INC.	10	March 31, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(5)

Represents the fair value of contingent consideration payments of up to approximately $1,300 if Babco achieves certain EBITDA targets over the next five years. The fair value of the contingent consideration was measured using a discounted cash flow analysis based on level 3 inputs, which included a forecasted EBITDA growth rate of 2.5% and a risk-adjusted discount rate of 18.0%.

The acquired assets (including goodwill), assumed liabilities and results of operations of Babco have been included in the Opta Minerals operating segment since the date of acquisition. The revenues and earnings of Babco attributable to SunOpta Inc. that are included in the consolidated statement of operations for the period from the acquisition date to March 31, 2012 were $1,981 and $334, respectively.

Pro forma consolidated results of operations (unaudited)

The following table presents unaudited pro forma consolidated results of operations for the quarters ended March 31, 2012 and April 2, 2011, as if the Babco acquisition had occurred as of January 2, 2011.

	Quarters ended
	March 31, 2012	April 2, 2011
	$	$
Pro-forma revenues	276,033	263,848
Pro-forma earnings attributable to SunOpta Inc.	6,175	5,597
Pro-forma earnings per share
Basic	0.09	0.09
Diluted	0.09	0.08

The pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on unaudited historical financial information of the Company and Babco. The pro forma information reflects primarily the following pro forma adjustments:

  incremental amortization expense related to the fair value of the identifiable intangible assets acquired;

  additional depreciation expense related to the fair value adjustment to property, plant and equipment acquired;

  additional interest costs associated with an increase in borrowings under Opta Minerals’ revolving acquisition facility, which were used to finance the acquisition (see note 6); and

  the exclusion of acquisition-related transaction costs incurred by Opta Minerals (see note 8) from pro forma earnings for the quarter ended March 31, 2012, and the inclusion of those costs in pro forma earnings for the quarter ended April 2, 2011.

The pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition of Babco been completed on January 2, 2011. In addition, the pro forma information does not purport to project the future results of operations of the Company.

SUNOPTA INC.	11	March 31, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

3. Derivative financial instruments and fair value measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

		March 31, 2012
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative gain	1,880	106	1,774	-
	Unrealized long-term derivative gain	119	-	119	-
	Unrealized short-term derivative loss	(1,582)	-	(1,582)	-
	Unrealized long-term derivative loss	(183)	-	(183)	-
(b)	Inventories carried at market(2)	14,931	-	14,931	-
(c)	Interest rate swaps(3)	(299)	-	(299)	-
(d)	Forward foreign currency contracts(4)	331	-	331	-
(e)	Contingent consideration(5)	(5,071)	-	-	(5,071)

		December 31, 2011
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative gain	2,125	34	2,091	-
	Unrealized long-term derivative gain	271	-	271	-
	Unrealized short-term derivative loss	(1,410)	-	(1,410)	-
	Unrealized long-term derivative loss	(70)	-	(70)	-
(b)	Inventories carried at market(2)	12,685	-	12,685	-
(c)	Interest rate swaps(3)	(256)	-	(256)	-
(d)	Forward foreign currency contracts(4)	(149)	-	(149)	-
(e)	Contingent consideration(5)	(4,456)	-	-	(4,456)

(1)

Unrealized short-term derivative gain is included in prepaid expenses and other current assets, unrealized long-term derivative gain is included in other assets, unrealized short-term derivative loss is included in other current liabilities and unrealized long-term derivative loss is included in long-term liabilities on the consolidated balance sheets.

	(2)	Inventories carried at market are included in inventories on the consolidated balance sheets.

	(3)	The interest rate swaps are included in long-term liabilities on the consolidated balance sheets.

	(4)	The forward foreign currency contracts are included in accounts receivable on the consolidated balance sheets.

	(5)	Contingent consideration obligations are included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.

(a)	Commodity futures and forward contracts

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

SUNOPTA INC.	12	March 31, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains. These derivative instruments are not designated as hedging instruments. For the quarter ended March 31, 2012, a loss of $682 (April 2, 2011 - gain of $2,985) was recorded in cost of goods sold on the consolidated statement of operations related to changes in the fair value of these derivatives.

At March 31, 2012, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels
	purchase (sale)
	Corn	Soybeans
Forward commodity purchase contracts	1,021	701
Forward commodity sale contracts	(624)	(703)
Commodity futures contracts	(628)	(683)

In addition, as at March 31, 2012, the Company also had open forward contracts to sell 140 lots of cocoa.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the consolidated statements of operations. As at March 31, 2012, the Company had 332,531 bushels of commodity corn and 758,851 bushels of commodity soybeans in inventories carried at market.

(c)	Interest rate swaps

Opta Minerals utilizes interest rate swaps to minimize its exposure to interest rate risk. In 2007, Opta Minerals entered into a five-year Cdn $17,200 ($17,243) interest rate swap contract to pay a fixed rate of 5.25%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin. In February 2012, Opta Minerals entered into a five-year Cdn $15,000 ($15,038) interest rate swap contract to pay a fixed rate of 1.85%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin. This contract commences in August 2012, the date of expiry of the 2007 contract. Also in February 2012, in connection with an increase in borrowings under its revolving acquisition facility (see note 6), which were used to finance the acquisition of Babco (see note 2), Opta Minerals entered into a five-year Cdn $19,000 ($19,088) interest rate swap to pay a fixed rate of 1.85%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin. The net notional value of this contract decreases in accordance with the quarterly principal repayments on the revolving acquisition facility.

At each period end, the Company calculates the mark-to-market fair value of the interest rate swaps using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current mark-to-market position. The mark-to-market gain or loss is placed in level 2 of the fair value hierarchy. As the interest rate swaps are designated as a cash flow hedge for accounting purposes, gains and losses on changes in the fair value of these derivative instruments are included in other comprehensive earnings. For the quarter ended March 31, 2012, a loss of $43, net of income taxes of $3 (April 2, 2011 - gain of $157, net of income taxes of $47) was recorded in other comprehensive earnings due to the change in fair value of these instruments.

SUNOPTA INC.	13	March 31, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at March 31, 2012 the Company had open forward foreign exchange contracts with a notional value of Cdn $1,815, € 4,075 and $9,318. For the quarter ended March 31, 2012, the Company recognized an unrealized gain of $331 (April 2, 2011 - loss of $576) related to changes in the fair value of these derivatives, which was included in foreign exchange loss on the consolidated statements of operations.

(e)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. For the quarter ended March 31, 2012, the increase in the fair value of the contingent consideration liability reflected the addition of the acquisition-date fair value of the contingent consideration arising from the acquisition of Babco (see note 2). Adjustments to the fair value of the contingent consideration liability related to (i) changes in the probability of achievement of the factors on which the contingencies are based, (ii) the accretion of interest expense, and (iii) changes in foreign currency exchange rates were not material for the quarter ended March 31, 2012.

4. Inventories

	March 31, 2012	December 31, 2011
	$	$
Raw materials and work-in-process	145,892	147,051
Finished goods	75,053	83,222
Company-owned grain	23,064	17,351
Inventory reserves	(6,044)	(6,772)
	237,965	240,852

5. Bank indebtedness

	March 31, 2012	December 31, 2011
	$	$
Canadian line of credit facility(1)	-	26
U.S. line of credit facility(1)	66,081	51,617
Opta Minerals Canadian line of credit facility	10,027	7,765
TOC line of credit facilities(2)	54,260	50,310
	130,368	109,718

(1)	Canadian and U.S. line of credit facilities

In January 2012, the Company completed amendments to its syndicated banking facilities, which included a Cdn $5,000 increase in the Canadian line of credit facility to Cdn $10,000 ($10,025) and a $15,000 increase in the U.S. revolving line of credit facility to $115,000, with a corresponding decrease from $30,000 to $10,000 in the amount of availability under the facilities’ accordion feature. There were no other material changes made to the facilities’ terms and conditions. The maturity date of the facilities remains October 30, 2012. As at March 31, 2012, the borrowing base supported draws (including $15,631 committed through letters of credit) of up to the maximum availability under the lines of credit.

SUNOPTA INC.	14	March 31, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

The Canadian and U.S. line of credit facilities are collateralized by a first priority security against substantially all of the Company’s assets in Canada and the U.S., excluding the assets of Opta Minerals and The Organic Corporation (“TOC”), a wholly-owned subsidiary of the Company.

(2)	TOC line of credit facilities

In March 2012, the TOC banking agreement was amended to provide for a €3,000 ($3,991) increase to the line of credit facilities. There were no other material changes made to the facilities’ terms and conditions.

6. Long-term debt

	March 31, 2012	December 31, 2011
	$	$
Non-revolving real estate term facility	11,916	12,133
Non-revolving machinery and equipment term facility	10,228	11,078
Opta Minerals term loan facility	6,224	6,392
Opta Minerals revolving acquisition facility(1)	31,237	12,420
Promissory notes	4,864	8,744
Other	1,358	1,497
	65,827	52,264
Less: current portion	32,444	35,198
	33,383	17,066

(1)	Opta Minerals revolving acquisition facility

In February 2012, in connection with the acquisition of Babco (see note 2), Opta Minerals’ credit agreement was amended to increase the borrowing amount available under the revolving acquisition facility by Cdn $19,000 ($19,088). The facility is repayable in quarterly installments of 1/40 of the principal amount, with the remaining outstanding principal due on the maturity date. Interest on the borrowings under the revolving acquisition facility accrue at the borrower’s option based on various reference rates including prime, bankers’ acceptances or LIBOR, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals. As described in note 3, Opta Minerals entered into an interest rate swap to hedge the interest payments on 100% of the increase in borrowings under this facility for a five-year term. At March 31, 2012, the weighted-average interest rate on this facility was 5.34% after taking into account all of the related interest rate hedging activities.

The revolving acquisition facility was due to mature in August 2012; however, in December 2011, Opta Minerals obtained a commitment from the lender to amend and restate its existing credit agreement. The amended and restated credit agreement will replace Opta Minerals’ existing credit facilities, including the revolving acquisition facility. The borrowings under the revolving acquisition facility will be converted into borrowings under a five-year non-revolving term facility upon execution of an amended and restated credit agreement.

The banking facilities of Opta Minerals are collateralized by a first priority security interest on substantially all of Opta Minerals’ assets in both Canada and the U.S.

SUNOPTA INC.	15	March 31, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

7. Stock-based compensation

For the quarter ended March 31, 2012, the Company granted 122,500 options to employees that vest ratably on each of the first through fifth anniversary of the grant date and expire on the tenth anniversary of the grant date. These options had a weighted-average grant-date fair value of $3.02 per option. The following table summarizes the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the options granted:

Quarter ended
March 31, 2012
Exercise price	$5.15
Dividend yield	0%
Expected volatility	65.3%
Risk-free interest rate	0.9%
Expected life of options (in years)	6.5

8. Other expense, net

		Quarters ended
		March 31, 2012	April 2, 2011
		$	$
(a)	Severance and other rationalization charges	320	427
(b)	Acquisition-related transaction costs	201	-
	Other	(153)	(65)
		368	362

(a)	Severance and other rationalization costs

For the quarter ended March 31, 2012, the company recorded employee severance and other costs in connection with the rationalization of a number of operations and functions in an effort to streamline operations. The Company expects to incur severance costs of approximately $500 in total as a result of a planned reduction in its salaried workforce of approximately 6%. The majority of the remaining severance costs of approximately $180 are expected to be incurred during the second and third quarters of 2012.

For the quarter ended April 2, 2011, severance costs were related to employee terminations in the former Fruit Group and Corporate Services.

(b)	Acquisition-related transaction costs

Represents transaction costs incurred by Opta Minerals in connection with the acquisition of Babco (see note 2).

SUNOPTA INC.	16	March 31, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Earnings per share

Earnings (loss) per share were calculated as follows:

	Quarters ended
	March 31, 2012	April 2, 2011
Earnings from continuing operations attributable to SunOpta Inc.	$ 6,116	$ 5,372
Loss from discontinued operations, net of income taxes	(224)	(291)
Earnings attributable to SunOpta Inc.	$5,892	$5,081
Basic weighted-average number of shares outstanding	65,809,505	65,516,643
Dilutive potential of the following:
Employee/director stock options	484,398	997,397
Warrants	87,657	314,472
Diluted weighted-average number of shares outstanding	66,381,560	66,828,512
Earnings (loss) per share - basic:
- from continuing operations	$0.09	$0.08
- from discontinued operations	-	-
	$0.09	$0.08
Earnings (loss) per share - diluted:
- from continuing operations	$0.09	$0.08
- from discontinued operations	-	-
	$0.09	$0.08

For the quarter ended March 31, 2012, options to purchase 1,485,100 (April 2, 2011 - 606,600) common shares and warrants to purchase 600,000 (April 2, 2011 - nil) common shares have been excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

SUNOPTA INC.	17	March 31, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

10. Supplemental cash flow information

	Quarters ended
	March 31, 2012	April 2, 2011
	$	$
Changes in non-cash working capital:
Accounts receivable	(17,978)	(12,992)
Inventories	4,833	(25,179)
Income tax recoverable	840	(227)
Prepaid expenses and other current assets	310	(538)
Accounts payable and accrued liabilities	(16,055)	(4,691)
Customer and other deposits	5,393	783
	(22,657)	(42,844)

As at March 31, 2012, cash and cash equivalents included $1,429 (December 31, 2011 - $698) that is specific to Opta Minerals and cannot be utilized by the Company for general corporate purposes.

11. Commitments and contingencies

Colorado Sun Oil Processors, LLC dispute

Colorado Mills, LLC (“Colorado Mills”) and SunOpta Grains and Foods Inc. (formally Sunrich LLC, herein “Grains and Foods”), a wholly–owned subsidiary of the Company, organized a joint venture through CSOP. The purpose of the joint venture was to construct and operate a vegetable oil refinery adjacent to Colorado Mills’ sunflower seed crush plant located in Lamar, Colorado. During the relationship, disputes arose between the parties concerning management of the joint venture, record–keeping practices, certain unauthorized expenses incurred on behalf of the joint venture by Colorado Mills, procurement of crude oil by Sunrich from Colorado Mills for processing at the joint venture refinery, and the contract price of crude oil offered for sale under an output term of the joint venture agreement.

The parties initiated a dispute resolution process as set forth in the joint venture agreement, which Colorado Mills aborted prematurely through the initiation of suit in Prowers County District Court, Colorado on March 16, 2010. Subsequent to the filing of that suit, Colorado Mills acted with an outside creditor of the joint venture to involuntarily place the joint venture into bankruptcy. In August 2011, as part of the bankruptcy proceeding initiated in June 2011 in the U.S. Bankruptcy Court, District of Colorado, Colorado Mills purchased substantially all of the assets of the joint venture.

A separate arbitration proceeding occurred between Grains and Foods and Colorado Mills to resolve direct claims each party asserted against the other. The case was arbitrated during the week of August 8, 2011 and proposed findings were filed on September 13, 2011. On January 4, 2012 the arbitrator entered an award denying Grains and Foods’ claims and awarding Colorado Mills $4,816 for its breach of contract claim and $430 for accrued interest. The Company subsequently filed a motion to vacate the arbitration award on March 30, 2012. Colorado Mills filed a response on April 20, 2012. The Company filed a reply on April 27, 2012. The Court has indicated that it will allow a hearing on the vacatur motion. A hearing on that motion will likely occur toward the end of the second quarter of 2012. Although management believes the claims asserted by Colorado Mills are baseless, that the arbitrator committed prejudicial error warranting vacatur of the award, and that vacatur is warranted, management cannot predict whether the prospect of an unfavorable outcome in this matter is probable. As of December 31, 2011, the Company accrued the full value of the award, pending the outcome of post-arbitration judicial proceedings. Legal expenses, net of tax, related to the motion to vacate the arbitration award are included in loss from discontinued operations, net of income taxes, on the consolidated statement of operations.

SUNOPTA INC.	18	March 31, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

Other claims

Various additional claims and potential claims arising in the normal course of business are pending against the Company. It is the opinion of management that the amount of potential liability, if any, to the Company is not determinable. Management believes the final determination of these claims or potential claims will not materially affect the financial position or results of the Company.

12. Segmented information

In the first quarter of 2012, the Company implemented changes to its organizational structure to align the operations of SunOpta Foods according to the type of customers and markets served, rather than by product groupings. Consequently, the Company has realigned its reportable operating segments to reflect the resulting changes in management reporting and accountability to the Company’s Chief Executive Officer. With this realignment, SunOpta Foods now consists of the following four operating segments: Grains and Foods Group, Ingredients Group, Consumer Products Group and International Foods Group. This new structure is more closely aligned with the Company’s integrated business models that specialize in the sourcing, processing and packaging of natural, organic and specialty food products.

As a result of this realignment, the former Fruit Group was eliminated and the new Consumer Products Group was created to focus on non-grains based consumer packaged goods and is comprised of the Frozen Foods and Healthy Snacks operations which were part of the former Fruit Group, and the Food Solutions operations which were formerly part of the International Foods Group. The Fruit Ingredient operation of the former Fruit Group has been merged with the existing Ingredients Group. The Grains and Foods Group remains unchanged.

Effective with the realignment, the Company operates in two industries divided into six operating segments as follows:

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

ii.

Ingredients Group is focused primarily on insoluble oat and soy fiber products, and specialty fruit ingredients, and works closely with its customers to identify product formulation, cost and productivity opportunities aimed at transforming raw materials into value-added food ingredient solutions;

iii.

Consumer Products Group provides natural and organic consumer packaged food products to major global food manufacturers, distributors and supermarket chains with a variety of branded and private label non-grains based products; and

iv.

International Foods Group comprises non-U.S. based operations which source raw material ingredients and trade organic commodities. In addition, this group manufactures, packages and distributes retail natural health products, primarily in the Canadian marketplace.

(b)

Opta Minerals processes, distributes and recycles silica-free loose abrasives, roofing granules, industrial minerals and specialty sands for the foundry, steel, and bridge and ship-cleaning industries.

(c)

Corporate Services provide a variety of management, financial, information technology, treasury and administration services to the operating segments from the head office in Brampton, Ontario, and information and shared services in Minnesota.

SUNOPTA INC.	19	March 31, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

The following segmented information for the quarter ended March 31, 2012 is provided on the basis of the Company’s new operating segments alignment and the disposal of CSOP (see note 1):

	Quarter ended
	March 31, 2012
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	182,656	18,042	-	200,698
Canada	23,947	6,272	-	30,219
Europe and other	39,607	4,018	-	43,625
Total revenues from external customers	246,210	28,332	-	274,542

Segment earnings (loss) from continuing
operations before the following:	12,011	3,081	(1,647)	13,445

Other expense, net				368
Interest expense, net				2,583
Provision for income taxes				3,831
Earnings from continuing operations				6,663

SunOpta Foods had the following segmented reporting for the quarter ended March 31, 2012:

	Quarter ended
	March 31, 2012
	Grains and		Consumer	International	SunOpta
	Foods	Ingredients	Products	Foods	Foods
	$	$	$	$	$
External revenues by market:
U.S.	104,448	19,304	43,919	14,985	182,656
Canada	4,465	1,671	678	17,133	23,947
Europe and other	12,262	674	555	26,116	39,607
Total revenues from external customers	121,175	21,649	45,152	58,234	246,210

Segment earnings (loss) from continuing
operations	8,386	1,229	(175)	2,571	12,011

SUNOPTA INC.	20	March 31, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2012 and April 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

The following segmented information for the quarter ended April 2, 2011 has been restated to reflect the Company’s new operating segment alignment:

	Quarter ended
	April 2, 2011
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	169,667	14,732	-	184,399
Canada	22,559	3,272	-	25,831
Europe and other	46,757	3,602	-	50,359
Total revenues from external customers	238,983	21,606	-	260,589

Segment earnings (loss) from continuing
operations before the following:	11,044	2,451	(1,886)	11,609

Other expense, net				362
Interest expense, net				1,984
Provision for income taxes				3,224
Earnings from continuing operations				6,039

SunOpta Foods had the following segmented reporting for the quarter ended April 2, 2011:

	Quarter ended
	April 2, 2011
	Grains and		Consumer	International	SunOpta
	Foods	Ingredients	Products	Foods	Foods
	$	$	$	$	$
External revenues by market:
U.S.	96,959	22,857	35,006	14,845	169,667
Canada	2,768	2,454	735	16,602	22,559
Europe and other	15,540	625	203	30,389	46,757
Total revenues from external customers	115,267	25,936	35,944	61,836	238,983

Segment earnings (loss) from continuing
operations	6,288	2,966	(478)	2,268	11,044

SUNOPTA INC.	21	March 31, 2012 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended March 31, 2012 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”).

Certain statements contained in this MD&A may constitute forward-looking statements as defined under securities laws. Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives. In some cases, forward-looking statements can be identified by terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “estimate”, “predict”, “potential”, “continue”, or other similar expressions concerning matters that are not historical facts. To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition, our results of operations, and our liquidity and capital resources. Readers are cautioned that this information may not be appropriate for any other purpose, including investment decisions.

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While we consider these assumptions to be reasonable, based on information currently available, they may prove to be incorrect. Forward-looking statements are also subject to certain factors, including risks and uncertainties that could cause actual results to differ materially from what we currently expect. These factors are more fully described under Part I, Item 1A of the 2011 Form 10-K.

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

Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to May 9, 2012. All dollar amounts in this MD&A are expressed in thousands of U.S. dollars, except per share amounts, unless otherwise noted.

SUNOPTA INC.	22	March 31, 2012 10-Q

Segment Realignment and Rationalization Efforts

In February 2012, we announced that a process to streamline the operations and organizational structure of SunOpta Foods had been undertaken in order to drive efficiencies and better align product innovation and commercial activities. During the first quarter of 2012, operating segments within SunOpta Foods were re-aligned according to the type of customers and markets served, rather than by product groupings. As a result, the former Fruit Group was eliminated and a new Consumer Products Group was created to focus on non-grains based consumer packaged goods. The Consumer Products Group is comprised of the Frozen Foods and Healthy Snacks operations which were part of the former Fruit Group, and the Food Solutions operations which were formerly part of the International Foods Group. The Fruit Ingredient operation of the former Fruit Group has been merged with the existing Ingredients Group. Following the realignment, the International Foods Group comprises our international sourcing and supply operations (Tradin Organic) and the operations of Purity Life Health Products. The Grains and Foods Group remains unchanged. With this realignment, SunOpta Foods now consists of four operating segments: Grains and Foods, Ingredients, Consumer Products and International Foods. The segmented operations information provided in this MD&A for the current and comparative periods reflects these new operating segments.

In hand with these efforts, we also announced the rationalization of a number of operations and functions which we expect to result in a reduction of approximately 6% of our salaried workforce. Once fully implemented, and after approximately $500 in severance charges, this rationalization is expected to reduce annual costs by approximately $3,000 before tax.

Business Developments

Acquisition of Babco Industrial Corp.

In February 2012, Opta Minerals acquired all of the outstanding common shares of Babco Industrial Corp. (“Babco”) located in Regina, Saskatchewan for cash at closing of $17,530 plus contingent consideration of up to $1,300 based on the achievement of certain EBITDA targets over the next five years. Babco is an industrial processor of petroleum coke. This acquisition complements Opta Minerals existing product portfolio and provides for additional product line offerings to new and existing customers in the region.

Inland RC, LLC

In November 2011, Opta Minerals acquired the members’ interest in Inland RC, LLC, (“Inland”) a manufacturer of pre-cast refractory shapes, injection lances and electric furnace deltas for cash consideration of $658 plus contingent consideration based on the achievement of certain future targets. Inland’s business is complementary with current Opta Minerals product offerings and has capacity for growth and significant synergy opportunities.

Lorton’s Fresh Squeezed Juices, Inc.

In August 2011, we completed the acquisition of the assets and business of Lorton’s Fresh Squeezed Juices, Inc. (“Lorton’s”) for cash consideration and amounts payable for additional working capital of $2,602, plus an earn-out based on predetermined earnings targets over a four-year period. Lorton’s is a vertically integrated producer of a variety of citrus based products in both industrial and packaged formats. This acquisition expanded our vertically integrated operations into the extracting, processing and packaging of citrus-based ingredients through consumer packaged products, and provides increased capacity for future growth and expansion. Lorton’s operations are included in the Consumer Products Group.

Colorado Sun Oil Processing LLC

In August 2011, we disposed of our interest in the Colorado Sun Oil Processing, LLC (“CSOP”) joint venture, pursuant to bankruptcy proceedings. As a result, the revenues and expenses related to CSOP (including legal fees incurred in connection with arbitration proceedings underway in respect of the related joint venture agreement) for the quarters ended March 31, 2012 and April 2, 2011 have been reclassified to discontinued operations.

SUNOPTA INC.	23	March 31, 2012 10-Q

Consolidated Results of Operations

For the quarter ended	March 31, 2012	April 2, 2011	Change	Change
	$	$	$	%
Revenues
SunOpta Foods	246,210	238,983	7,227	3.0%
Opta Minerals	28,332	21,606	6,726	31.1%
Total revenues	274,542	260,589	13,953	5.4%
Gross profit
SunOpta Foods	31,091	30,383	708	2.3%
Opta Minerals	6,247	5,151	1,096	21.3%
Total gross profit	37,338	35,534	1,804	5.1%
Operating income (loss)
SunOpta Foods	12,011	11,044	967	8.8%
Opta Minerals	3,081	2,451	630	25.7%
Corporate Services	(1,647)	(1,886)	239	12.7%
Total operating income	13,445	11,609	1,836	15.8%
Other expense, net	368	362	6	1.7%
Interest expense, net	2,583	1,984	599	30.2%
Provision for income taxes	3,831	3,224	607	18.8%
Earnings from continuing operations	6,663	6,039	624	10.3%
Earnings attributable to non-controlling interests	547	667	(120)	-18.0%
Loss from discontinued operations, net of taxes	(224)	(291)	67	23.0%
Earnings attributable to SunOpta Inc.	5,892	5,081	811	16.0%

(Operating Income is defined as “Earnings from continuing operations before the following” excluding the impact of “Other expense, net”)

Revenues for the quarter ended March 31, 2012 increased by 5.4% to $274,542 from $260,589 for the quarter ended April 2, 2011. Incremental revenues related to the acquisitions of Babco, Inland and Lorton’s of $3,674 accounted for 1.4% of the revenue growth. Revenues in SunOpta Foods increased by 3.0% to $246,210 and revenues in Opta Minerals increased by 31.1% to $28,332. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 7.0% on a consolidated basis, due primarily to higher sales volumes of value-added aseptic and other consumer packaged goods at SunOpta Foods and mill and foundry products at Opta Minerals, partially offset by lower sales volumes and pricing at SunOpta Foods for fiber and fruit ingredient products and certain commodities (including fruits, vegetables, orange juice, cocoa and coffee) of The Organic Corporation (“TOC”).

As a result of the overall increase in sales volume, gross profit increased $1,804, or 5.1%, to $37,338 for the quarter ended March 31, 2012, compared with $35,534 for the quarter ended April 2, 2011. As a percentage of revenues, gross profit for each of the quarters ended March 31, 2012 and April 2, 2011 was 13.6% .

Operating income for the quarter ended March 31, 2012 increased by $1,836 to $13,445, compared with $11,609 for the quarter ended April 2, 2011. As a percentage of revenue, operating income was 4.9% for the quarter ended March 31, 2012, compared with 4.5% for the quarter ended April 2, 2011. Overall, the increase in operating income at SunOpta Foods reflected the strong performance of the aseptic processing and packaging operations, as well as improved results in the frozen fruit, sunflower and natural health products categories. Those factors were partially offset by lower efficiencies in the fiber and fruit ingredients operations due to reduced sales and production volumes, and losses in our juice extraction and packaging operations due to lost co-processing business and high raw material costs in the current off-season. The increase in operating income at Opta Minerals reflected higher mill and foundry product sales, including the contribution from Babco since the acquisition date.

Further details on revenue, gross margin and operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended March 31, 2012 of $368 included employee severance and other costs incurred in connection with rationalization efforts undertaken during the first quarter of 2012 to streamline operations and improve efficiencies within SunOpta Foods, as well as transaction costs incurred by Opta Minerals in connection with the acquisition of Babco.

SUNOPTA INC.	24	March 31, 2012 10-Q

The increase in interest expense of $599 to $2,583 for the quarter ended March 31, 2012, compared with $1,984 for the quarter ended April 2, 2011, reflected an increase in term debt at Opta Minerals in connection with the Babco acquisition, as well as higher borrowings under our credit line facilities to finance higher working capital levels.

The provision for income tax for the quarter ended March 31, 2012 was $3,831, or 36.5% of earnings before taxes, compared with $3,224, or 34.8%, for the quarter ended April 2, 2011. The expected annual effective income tax rate for 2012 is between 36% and 38%.

Earnings from continuing operations for the quarter ended March 31, 2012 were $6,663, as compared to $6,039 for the quarter ended April 2, 2011, an increase of $624 or 10.3% . Basic and diluted earnings per share from continuing operations were $0.09 for the quarter ended March 31, 2012, compared with $0.08 for the quarter ended April 2, 2011.

Earnings attributable to non-controlling interests for the quarter ended March 31, 2012 were $547, compared with earnings of $667 for the quarter ended April 2, 2011. The $120 decrease was due to lower net earnings in the speciality coffee operation of a less-than-wholly-owned subsidiary of TOC.

Loss from discontinued operations, net of taxes of $224 and $291 for the quarters ended March 31, 2012 and April 2, 2011, respectively, reflects the results of operations of CSOP, including legal expenses incurred in connection with arbitration proceedings related to the joint venture agreement.

On a consolidated basis, we realized earnings of $5,892 (basic and diluted earnings per share of $0.09) for the quarter ended March 31, 2012, compared with earnings of $5,081 (basic and diluted earnings per share of $0.08) for the quarter ended April 2, 2011.

SUNOPTA INC.	25	March 31, 2012 10-Q

Segmented Operations Information

SunOpta Foods
For the quarter ended	March 31, 2012	April 2, 2011	Change	% Change

Revenues	$246,210	$238,983	$7,227	3.0%
Gross margin	31,091	30,383	708	2.3%
Gross margin %	12.6%	12.7%		-0.1%

Operating income	$12,011	$11,044	$967	8.8%
Operating income %	4.9%	4.6%		0.3%

(Operating Income is defined as “Earnings from continuing operations before the following” excluding the impact of “Other expense, net”)

SunOpta Foods contributed $246,210 or 89.7% of consolidated revenue for the quarter ended March 31, 2012, compared with $238,983 or 91.7% of consolidated revenues for the quarter ended April 2, 2011, an increase of $7,227. Revenues in SunOpta Foods increased 3.0% compared to the quarter ended April 2, 2011, with incremental revenues related to the acquisition of Lorton’s accounting for $1,194 or 0.5% of this growth. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 6.0% in SunOpta Foods, driven by strong growth in integrated packaged food product categories, offset by decreased fiber, fruit, and other ingredient volumes. The table below explains the increase in revenue by group for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the quarter ended April 2, 2011	$238,983
Increase in the Grains and Foods Group	5,908
Decrease in the Ingredients Group	(4,287)
Increase in the Consumer Products Group	9,208
Decrease in the International Foods Group	(3,602)
Revenues for the quarter ended March 31, 2012	$246,210

Gross margin in SunOpta Foods increased by $708 for the quarter ended March 31, 2012 to $31,091, or 12.6% of revenues, compared with $30,383, or 12.7% of revenues for the quarter ended April 2, 2011. The table below explains the increase in gross margin by group for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the quarter ended April 2, 2011	$30,383
Increase in the Grains and Foods Group	2,336
Decrease in the Ingredients Group	(1,690)
Increase in the Consumer Products Group	400
Decrease in the International Foods Group	(338)
Gross margin for the quarter ended March 31, 2012	$31,091

SUNOPTA INC.	26	March 31, 2012 10-Q

Operating income in SunOpta Foods increased by $967 for the quarter ended March 31, 2012 to $12,011 or 4.9% of revenues, compared with $11,044 or 4.6% of revenues for the quarter ended April 2, 2011. The table below explains the increase in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating income for the quarter ended April 2, 2011	$11,044
Increase in gross margin, as explained above	708
Decrease in SG&A costs	359
Increase in foreign exchange losses	(100)
Operating income for the quarter ended March 31, 2012	$12,011

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains and Foods Group
For the quarter ended	March 31, 2012	April 2, 2011	Change	% Change

Revenues	$121,175	$115,267	$5,908	5.1%
Gross margin	14,338	12,002	2,336	19.5%
Gross margin %	11.8%	10.4%		1.4%

Operating income	$8,386	$6,288	$2,098	33.4%
Operating income %	6.9%	5.5%		1.4%

(Operating Income is defined as “Earnings from continuing operations before the following” excluding the impact of “Other expense, net”)

The Grains and Foods Group contributed $121,175 in revenues for the quarter ended March 31, 2012, compared to $115,267 for the quarter ended April 2, 2011, a $5,908 or 5.1% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenues for the quarter ended April 2, 2011	$115,267
Increased volume of aseptically packaged beverages, in part due to the launch of a new
rice beverage, partially offset by lower volume of food ingredients	4,259
Increased volume of sunflower planting seeds into international markets	2,293
Higher volume of commodity soy and higher pricing for organic grains, partially offset
by lower volume of commodity corn and lower pricing for organic grains	1,930
Transfer of dairy blended food ingredient business from Ingredients Group	1,009
Lower volume of export bakery kernel, as well as lower volume of bird feed and other
sunflower products	(2,519)
Lower volume of in-shell sunflower products due to soft customer demand in North
America, offset by increased volume of roasted products	(1,064)
Revenues for the quarter ended March 31, 2012	$121,175

Gross margin in the Grains and Foods Group increased by $2,336 to $14,338 for the quarter ended March 31, 2012 compared to $12,002 for the quarter ended April 2, 2011, and the gross margin percentage increased by 1.4% to 11.8% . The increase in gross margin as a percentage of revenue was primarily due to lower export bakery kernel sales into the European market, increased sales of higher margin hybrid seeds into international markets, and production efficiencies at our aseptic processing and packaging facilities. The gross margin percentage for the Grains and Foods Group was adversely affected in the first quarter of 2011 due to export bakery kernel sales sold at a loss and negative margins on expeller pressed oil contracts. The table below explains the increase in gross margin:

SUNOPTA INC.	27	March 31, 2012 10-Q

Grains and Foods Group Gross Margin Changes
Gross margin for the quarter ended April 2, 2011	$12,002
Lower volume of export bakery kernel that were sold at a loss in the prior year, partially offset by lower plant efficiencies and reduced by-product contribution due to lower volumes	893
Increased volume of aseptically packaged beverages, combined with improved plant efficiencies and improved margins from specialty sunflower oils, partially offset by increased raw materials costs	633
Improved pricing on corn and organic grains, partially offset by lower margins from commodity soy	419
Increased volume of sunflower planting seeds and improved roasting margins from higher volumes	391
Gross margin for the quarter ended March 31, 2012	$14,338

Operating income in the Grains and Foods Group increased by $2,098, or 33.4%, to $8,386 for the quarter ended March 31, 2012, compared to $6,288 for the quarter ended April 2, 2011. The table below explains the increase in operating income:

Grains and Foods Group Operating Income Changes
Operating income for the quarter ended April 2, 2011	$6,288
Increase in gross margin, as explained above	2,336
Decrease in compensation costs, primarily due to headcount reductions that occurred in the first quarter of 2012	222
Decrease in foreign exchange gains	(242)
Increase in corporate cost allocations	(118)
Increase in professional fees, utilities and insurance costs	(100)
Operating income for the quarter ended March 31, 2012	$8,386

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

SUNOPTA INC.	28	March 31, 2012 10-Q

Ingredients Group
For the quarter ended	March 31, 2012	April 2, 2011	Change	% Change

Revenues	$21,649	$25,936	$(4,287)	-16.5%
Gross margin	3,800	5,490	(1,690)	-30.8%
Gross margin %	17.6%	21.2%		-3.6%

Operating income	$1,229	$2,966	$(1,737)	-58.6%
Operating income %	5.7%	11.4%		-5.7%

(Operating Income is defined as “Earnings from continuing operations before the following” excluding the impact of “Other expense, net”)

The Ingredients Group contributed $21,649 in revenues for the quarter ended March 31, 2012, compared to $25,936 for the quarter ended April 2, 2011, a $4,287 or 16.5% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes
Revenues for the quarter ended April 2, 2011	$25,936
Decrease in customer demand for oat and soy fiber ingredients, as well as fruit ingredient products to the food service channel	(2,486)
Decrease in fiber volumes due to a loss of a significant customer in the first quarter of 2011	(1,089)
Transfer of non-dairy blended food ingredient business to the Grains and Foods Group	(1,009)
Increase in customer demand for starches and other blended food ingredients	183
Improved pricing for industrial and food service fruit ingredients products as well as contract manufacturing, partially offset by price concessions granted on fiber ingredients in the Canadian market during 2011 due to competitive pressures	114
Revenues for the quarter ended March 31, 2012	$21,649

The Ingredients Group gross margin decreased by $1,690 to $3,800 for the quarter ended March 31, 2012 compared to $5,490 for the quarter ended April 2, 2011, and the gross margin percentage decreased by 3.6% to 17.6% .. Lower customer demand for fiber, due in part to the loss of a significant customer in the first quarter of 2011, decreased production efficiencies due to the lower volumes and competitive pricing pressure in the fiber market contributed to the decrease in gross margin rate. The table below explains the decrease in gross margin:

Ingredients Group Gross Margin Changes
Gross margin for the quarter ended April 2, 2011	$5,490
Lower customer demand for oat and soy fiber as well as food service fruit ingredient offerings, combined with an increase in raw material and other input costs including organic sugar	(1,551)
Loss of a significant customer in the first quarter of 2011	(351)
Price concessions granted on fiber ingredients in the Canadian market due to competitive pressures	(192)
Increased contribution from higher volumes of starches and other blended food ingredients	404
Gross margin for the quarter ended March 31, 2012	$3,800

SUNOPTA INC.	29	March 31, 2012 10-Q

Operating income in the Ingredients Group decreased by $1,737, or 58.6%, to $1,229 for the quarter ended March 31, 2012, compared to $2,966 for the quarter ended April 2, 2011. The table below explains the decrease in operating income:

Ingredients Group Operating Income Changes
Operating income for the quarter ended April 2, 2011	$2,966
Decrease in gross margin, as explained above	(1,690)
Decrease in corporate cost allocations	70
Decrease in compensation costs, primarily due to headcount rationalization that occurred in the first quarter of 2012	104
Increased spending on research and development projects, primarily related to rice fiber, cellulose and roll dried starch	(76)
Increased spending on general office and related costs, including higher utility and insurance costs, and a prior year recovery of previously written-off bad debt	(145)
Operating income for the quarter ended March 31, 2012	$1,229

Looking forward, we intend to continue to concentrate on growing the Ingredients Group’s fruit, fiber and specialty ingredients portfolio and customer base through product and process innovation and diversification. We are focused on replacing the volume lost early in 2011 as a result of a significant customer changing to an alternative fiber product. We intend to introduce alternative fiber offerings of our own. We also expect our recently commissioned aseptic fruit ingredient line at our Southgate, California facility to increase capacity and drive incremental volumes and cost savings over the balance of 2012. The focus of the Ingredients Group continues to revolve around a culture of continuous improvement, to further increase capacity utilization, reduce costs, and sustain margins. Our long-term target for the Ingredients Group is to realize segment operating margins of 12% to 15%. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs, increased competition, loss of key customers, an inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	30	March 31, 2012 10-Q

Consumer Products Group
For the quarter ended	March 31, 2012	April 2, 2011	Change	% Change

Revenues	$45,152	$35,944	$9,208	25.6%
Gross margin	3,779	3,379	400	11.8%
Gross margin %	8.4%	9.4%		-1.0%

Operating loss	$(175)	$(478)	$303	63.4%
Operating loss %	-0.4%	-1.3%		0.9%

(Operating Income is defined as “Earnings from continuing operations before the following” excluding the impact of “Other expense, net”)

The Consumer Products Group contributed $45,152 in revenues for the quarter ended March 31, 2012, compared to $35,944 for the quarter ended April 2, 2011, a $9,208 or 25.6% increase. The table below explains the increase in revenue:

Consumer Products Group Revenue Changes
Revenues for the quarter ended April 2, 2011	$35,944
Higher volume as a result of increases in the healthy fruit snack category and increased volume to existing and new customers for nutrition bar offerings	4,519
Increased volumes at Food Solutions due to the roll out of two flexible pouch filling lines in the fourth quarter of 2011 on the U.S. west coast and continued growth in our beverage categories	4,340
Incremental revenue due to the acquisition of Lorton's on August 8, 2011	1,193
Decreased volume as we wind down all industrial and food service product lines in our Frozen Foods operations, partially offset by higher volumes on retail offerings	(844)
Revenues for the quarter ended March 31, 2012	$45,152

Gross margin in the Consumer Products Group increased by $400 to $3,779 for the quarter ended March 31, 2012 compared to $3,379 for the quarter ended April 2, 2011, and the gross margin percentage decreased by 1.0% to 8.4% . The decrease in gross margin as a percentage of revenue was due to negative contributions from Lorton’s due to seasonality, pre-production costs related to our U.S. east coast expansion project and higher production costs at our Healthy Snacks operation. The table below explains the increase in gross margin:

Consumer Products Group Gross Margin Changes
Gross margin for the quarter ended April 2, 2011	$3,379
Higher volume and margin realized on retail format frozen food sales and decreased storage costs as a result of lower inventory levels	698
Increased volume and margin due to sales of our new flexible pouch offerings and continued growth in the beverage category including juices and electrolyte water	341
Impact of higher sales volumes in our Healthy Snacks operation, partially offset by increased production costs as facilities are expanded	180
Incremental gross margin loss at Lorton's due to seasonality of juice extraction business	(669)
Facility start-up costs related to the expansion of consumer packaged processing capabilities on the U.S. east coast	(150)
Gross margin for the quarter ended March 31, 2012	$3,779

Operating loss in the Consumer Products Group decreased by $303, or 63.4%, to $175 for the quarter ended March 31, 2012, compared to $478 for the quarter ended April 2, 2011. The table below explains the decrease in operating loss:

SUNOPTA INC.	31	March 31, 2012 10-Q

Consumer Products Group Operating Loss Changes
Operating loss for the quarter ended April 2, 2011	$(478)
Increase in gross margin, as explained above	400
SG&A savings primarily due to reduced headcount at our Frozen Foods operation	291
Incremental SG&A expenses from the acquisition of Lorton's	(242)
Increase in corporate cost allocations	(146)
Operating loss for the quarter ended March 31, 2012	$(175)

Looking forward, we expect improvements in margins and operating income from the Consumer Products Group through the growth of our Food Solutions and Healthy Snacks operations, and from a streamlined and focused Frozen Foods operation. We remain customer focused and continue to explore new ways to bring value-added product offerings and processes to market. We intend to continue to expand our operating platform into the processing and manufacturing of products in order to enhance value to our customer base. These efforts include the operation of two flexible re-sealable pouch filling lines on the U.S. west coast, which commenced operations during 2011, and the installation of two more flexible pouch filling lines on the U.S. east coast, both of which are expected to commence operations during the third quarter of 2012. Continued new product development and innovation in our Healthy Snacks operation combined with increasing demand for portable nutritious fruit offerings are expected to drive growth in this business. Long term we are targeting 8% to 10% operating margins from the Consumer Products Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	32	March 31, 2012 10-Q

International Foods Group
For the quarter ended	March 31, 2012	April 2, 2011	Change	% Change

Revenues	$58,234	$61,836	$(3,602)	-5.8%
Gross margin	9,174	9,512	(338)	-3.6%
Gross margin %	15.8%	15.4%		0.4%

Operating income	$2,571	$2,268	$303	13.4%
Operating income %	4.4%	3.7%		0.7%

(Operating Income is defined as “Earnings from continuing operations before the following” excluding the impact of “Other expense, net”)

The International Foods Group contributed $58,234 in revenues for the quarter ended March 31, 2012, compared to $61,836 for the quarter ended April 2, 2011, a $3,602 or 5.8% decrease. The table below explains the decrease in revenue:

International Foods Group Revenue Changes
Revenues for the quarter ended April 2, 2011	$61,836
Lower volumes of natural and organic commodities such as frozen fruits and vegetables, orange juice, cocoa and coffee beans	(4,166)
Unfavorable impact on revenues due to the weaker Canadian dollar and euro relative to the U.S. dollar	(2,177)
Increased commodity prices for natural and organic commodities such as sweeteners and coffee beans	2,521
Higher sales of natural health products into the health food store channel	220
Revenues for the quarter ended March 31, 2012	$58,234

Gross margin in the International Foods Group decreased by $338 to $9,174 for the quarter ended March 31, 2012 compared to $9,512 for the quarter ended April 2, 2011. Gross margin as a percentage of revenues was higher by 0.4% due to improved commodity pricing for organic ingredients partially offset by lower overall margins for natural health products. The table below explains the decrease in gross margin:

International Foods Gross Margin Changes
Gross margin for the quarter ended April 2, 2011	$9,512
Lower margin on reduced volumes of natural and organic commodities such as frozen fruits and vegetables, orange juice, cocoa and coffee beans	(458)
Unfavorable impact on gross margin due to the weaker Canadian dollar and euro relative to the U.S. dollar	(333)
Improved margin on sweeteners in part due to favorable market pricing as a result of a larger carryover of inventory from 2011	453
Gross margin for the quarter ended March 31, 2012	$9,174

SUNOPTA INC.	33	March 31, 2012 10-Q

Operating income in the International Foods Group increased by $303, or 13.4%, to $2,571 for the quarter ended March 31, 2012, compared to $2,268 for the quarter ended April 2, 2011. The table below explains the increase in operating income:

International Foods Group Operating Income Changes
Operating income for the quarter ended April 2, 2011	$2,268
Decrease in gross margin, as explained above	(338)
Lower depreciation and amortization expense related to our natural health products operation	288
Lower marketing and advertising costs for natural health products	223
Favorable impact on Canadian and euro borne SG&A spending due to the weaker Canadian dollar and euro relative to the U.S. dollar	199
Foreign exchange gains on forward foreign exchange contracts entered into on U.S. dollar contracts	123
Higher compensation and corporate allocations at our European operations	(192)
Operating income for the quarter ended March 31, 2012	$2,571

Looking forward, the International Foods Group is focused on leveraging its sourcing, supply, processing and distribution expertise to grow its portfolio of organic ingredients. Long-term group operating margins are targeted at 5% to 6% of revenues, which are expected to be achieved through a combination of sourcing, pricing and product development strategies. We also intend to forward and backward integrate where opportunities exist, expand our processing expertise and increase our value-added capabilities. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable fluctuations in foreign exchange, reduced demand for natural and organic ingredients, increased competition, delayed synergies, as well as our inability to realize our particular strategic expansion goals, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	34	March 31, 2012 10-Q

Opta Minerals
For the quarter ended	March 31, 2012	April 2, 2011	Change	% Change

Revenues	$28,332	$21,606	$6,726	31.1%
Gross margin	6,247	5,151	1,096	21.3%
Gross margin %	22.0%	23.8%		-1.8%

Operating income	$3,081	$2,451	$630	25.7%
Operating income %	10.9%	11.3%		-0.4%

(Operating Income is defined as “Earnings from continuing operations before the following” excluding the impact of “Other expense, net”)

Opta Minerals contributed $28,332 in revenues for the quarter ended March 31, 2012, compared to $21,606 for the quarter ended April 2, 2011, a $6,726 or 31.1% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenues for the quarter ended April 2, 2011	$21,606
Increased volumes of mill and foundry products as a result of increased demand for metallic, magnesium, chromite and lime blends	3,742
Incremental revenue due to the acquisition of Inland on November 10, 2011 and Babco on February 10, 2012	2,480
Increased volumes of abrasive products and other industrial mineral products and services	504
Revenues for the quarter ended March 31, 2012	$28,332

Gross margin for Opta Minerals increased by $1,096 to $6,247 for the quarter ended March 31, 2012 compared to $5,151 for the quarter ended April 2, 2011, and the gross margin percentage decreased by 1.8% to 22.0% . The decrease in gross margin as a percentage of revenue is largely driven by changes in product mix from mill and foundry products. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross margin for the quarter ended April 2, 2011	$5,151
Incremental gross margin due to the acquisitions of Inland and Babco	703
Impact of increased volume of abrasive products and other industrial mineral products and services	214
Impact of increased volume of mill and foundry products due to higher demand	179
Gross margin for the quarter ended March 31, 2012	$6,247

SUNOPTA INC.	35	March 31, 2012 10-Q

Operating income for Opta Minerals increased by $630, or 25.7%, to $3,081 for the quarter ended March 31, 2012, compared to $2,451 for the quarter ended April 2, 2011. The table below explains the increase in operating income:

Opta Minerals Operating Income Changes
Operating income for the quarter ended April 2, 2011	$2,451
Increase in gross margin, as explained above	1,096
Decrease in foreign exchange gains	(222)
Incremental SG&A due to the acquisitions of Inland and Babco	(109)
Increased stock compensation expense and other general overhead costs	(135)
Operating income for the quarter ended March 31, 2012	$3,081

Opta Minerals continues to develop and introduce new products into the marketplace, and is focused on leveraging the global platform that has been put in place both to drive these new products and to improve efficiencies. Opta Minerals continues to expand in core North American and European markets through a combination of internal growth and successfully integrating strategic acquisitions. We own 66.2% of Opta Minerals and segment operating income is presented prior to non-controlling interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdowns in the economy, or delays in bringing new products and operations completely online, along with the other factors described above under “Forward-Looking Statements,” could have an adverse impact on these forward-looking expectations.

Corporate Services
For the quarter ended	March 31, 2012	April 2, 2011	Change	% Change

Operating loss	$(1,647)	$(1,886)	$239	12.7%

(Operating loss is defined as “Earnings from continuing operations before the following” excluding the impact of “Other (income) expense, net”

Operating loss at SunOpta Corporate Services decreased by $239 to $1,647 for the quarter ended March 31, 2012, from a loss of $1,886 for the quarter ended April 2, 2011. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended April 2, 2011	$(1,886)
Decrease in foreign exchange losses	387
Increase in corporate management fees that are allocated to SunOpta operating groups	261
Decrease in corporate overhead costs, including a reduction in legal fees and insurance costs	101
Higher group health and benefits costs due to increased claims	(253)
Higher compensation related costs, due primarily to increased short-term incentive and stock-based compensation expenses, plus the impact of a retiring allowance reduction in the prior year, partially offset by reduced headcount	(207)
Increase in SG&A costs due to the strengthened Canadian Dollar causing Canadian borne expenses to be more costly when translated into U.S. Dollars	(50)
Operating loss for the quarter ended March 31, 2012	$(1,647)

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

SUNOPTA INC.	36	March 31, 2012 10-Q

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

  Existing cash and cash equivalents.
  Available operating lines of credit, including the remaining $10,000 on the accordion feature noted below.
  Cash flows generated from operating activities.
  Cash flows generated from the exercise, if any, of stock options or warrants during the year.
  Additional long-term financing.
  Sale of non-core divisions, or assets.

In January 2012, we completed amendments to our syndicated banking facilities, which increased the availability on our Canadian revolving credit facility from Cdn $5,000 to Cdn $10,000, and the U.S. revolving credit facility from $100,000 to $115,000, with a corresponding decrease in the amount of availability under the facilities’ accordion feature from $30,000 to $10,000. There were no other material changes made to the facilities’ terms and conditions. At March 31, 2012, under these banking facilities, $66,081 was outstanding on our U.S. revolving credit facility and $22,144 was owed on our non-revolving real estate and machinery and equipment term facilities. The maturity date of all these facilities is October 30, 2012. As the renewal date approaches, we have initiated efforts to renew or replace these banking facilities. To date, we have entered into discussions with our current syndicate of lenders to extend the term of these facilities and to increase the amount of available credit under the facilities. We have also held discussions with other potential lenders who may have interest in joining the syndicate. Based on these discussions, we have not identified significant challenges or uncertainties that would prevent us from renewing or replacing these facilities, and we believe that we will be able to renew or replace these facilities in their entirety in advance of the maturity date. However, we cannot be certain that we will be able to successfully renew or replace these facilities prior to the maturity date, or that we will be able to do so on terms that are acceptable to both us and the lenders. If we fail to renew or replace our banking facilities prior to the maturity date, it will have a material adverse effect on our results of operations and financial position. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above.

In February 2012, in connection with its acquisition of Babco, Opta Minerals’ credit agreement was amended to increase the borrowing amount available under the revolving acquisition facility by Cdn $19,000 ($19,088). At March 31, 2012, this credit agreement included $37,461 of outstanding term debt (including the revolving acquisition facility) and $10,027 owing on a line of credit facility. These credit facilities were due to mature in August 2012; however, in December 2011, Opta Minerals obtained a commitment from the lender to amend and restate its existing credit agreement. The amended and restated credit agreement will replace Opta Minerals’ existing term debt and line of credit facilities. The existing term debt borrowings will be converted into borrowings under a five-year non-revolving term facility upon execution of an amended and restated credit agreement. We have no reason to believe that Opta Minerals will not be able to complete the amended and restated credit agreement prior to the maturity date. However, we cannot be certain that Opta Minerals will be able to successfully renew or replace its existing credit facilities prior to the maturity date or that Opta Minerals will be able to do so on terms that are acceptable to it or its lenders. The failure of Opta Minerals to renew or replace its existing credit facilities prior to the maturity date could have a material adverse effect on its results of operations and financial position which, in turn, could have a material adverse effect on our results of operation and financial position. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above.

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

Cash Flows

Net cash and cash equivalents increased $1,351 in the first quarter of 2012 to $3,729 at March 31, 2012, compared with $2,378 as at December 31, 2011, which reflected the following sources of cash:

  increased borrowings under line of credit facilities of $19,008 used to finance higher working capital levels; and

  increased term debt of $19,088 in connection with the acquisition of Babco.

Mostly offset by the following uses of cash:

  cash consideration paid to acquire Babco of $17,530;

  cash used in operating activities of $7,258;

  repayments of long-term debt of $7,030; and

  capital expenditures of $4,932, primarily to expand our aseptic production capacity.

Cash used in operating activities from continuing operations was $7,258 in the first quarter of 2012, compared with $33,903 in the first quarter of 2011, reflecting a decline of $26,645, primarily due to significantly lower purchases of grain commodities including sunflower and soy, due to a decision to carry over inventory from the 2011 crop year, and contract less acres in 2012, in order to realize the benefit from increasing commodity prices. In addition, this decline reflected reduced purchases of fruit-based commodities due to streamlining our Frozen Foods operation.

SUNOPTA INC.	37	March 31, 2012 10-Q

Cash used in investing activities of continuing operations was $22,564 in the first quarter of 2012, compared with $3,990 in the first quarter of 2011, reflecting an increase of $18,574, primarily due to cash paid of $17,530 to acquire Babco.

Cash provided by financing activities of continuing operations was $31,129 in the first quarter of 2012, compared with $40,800 in the first quarter of 2011, reflecting a decrease of $9,671, primarily due to a decrease of $23,543 in borrowings under lines of credit, reflecting reduced inventory purchases in the first quarter of 2012, which was partially offset by a $19,051 increase in term debt mainly related to the Babco acquisition facility.

Off-Balance Sheet Arrangements

There are currently no off- balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

With the exception of an increase in long-term debt obligations related to the acquisition of Babco, there have been no material changes outside the normal course of business in our contractual obligations since December 31, 2011. Amounts borrowed under Opta Minerals’ revolving acquisition facility in connection with the Babco acquisition are repayable in quarterly installments equal to 1/40 of the principal amount, with the remaining outstanding principal due on maturity.

Adoption of New Accounting Standards

Information regarding the adoption of new accounting standards is contained in note 1 to the interim consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

For quantitative and qualitative disclosures about market risks, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risks”, of the 2011 Form 10-K. There have been no material changes to our exposures to market risks since December 31, 2011.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the first quarter of fiscal 2012. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	38	March 31, 2012 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Colorado Sun Oil Processors, LLC dispute

Colorado Mills, LLC (“Colorado Mills”) and SunOpta Grains and Foods Inc. (formally Sunrich LLC, herein “Grains and Foods”), a wholly–owned subsidiary of the Company, organized a joint venture through Colorado Sun Oil Processors, LLC. The purpose of the joint venture was to construct and operate a vegetable oil refinery adjacent to Colorado Mills’ sunflower seed crush plant located in Lamar, Colorado. During the relationship, disputes arose between the parties concerning management of the joint venture, record–keeping practices, certain unauthorized expenses incurred on behalf of the joint venture by Colorado Mills, procurement of crude oil by Sunrich from Colorado Mills for processing at the joint venture refinery, and the contract price of crude oil offered for sale under an output term of the joint venture agreement.

The parties initiated a dispute resolution process as set forth in the joint venture agreement, which Colorado Mills aborted prematurely through the initiation of suit in Prowers County District Court, Colorado on March 16, 2010. Subsequent to the filing of that suit, Colorado Mills acted with an outside creditor of the joint venture to involuntarily place the joint venture into bankruptcy. In August 2011, as part of the bankruptcy proceeding initiated in June 2011 in the U.S. Bankruptcy Court, District of Colorado, Colorado Mills purchased substantially all of the assets of the joint venture.

A separate arbitration proceeding occurred between Grains and Foods and Colorado Mills to resolve direct claims each party asserted against the other. The case was arbitrated during the week of August 8, 2011 and proposed findings were filed on September 13, 2011. On January 4, 2012 the arbitrator entered an award denying Grains and Foods’ claims and awarding Colorado Mills $4,816 for its breach of contract claim and $430 for accrued interest. The Company subsequently filed a motion to vacate the arbitration award on March 30, 2012. Colorado Mills filed a response on April 20, 2012. The Company filed a reply on April 27, 2012. The Court has indicated that it will allow a hearing on the vacatur motion. A hearing on that motion will likely occur toward the end of the second quarter of 2012. Although management believes the claims asserted by Colorado Mills are baseless, that the arbitrator committed prejudicial error warranting vacatur of the award, and that vacatur is warranted, management cannot predict whether the prospect of an unfavorable outcome in this matter is probable.

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of other legal proceedings, see note 11 to the interim consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. All of such previously identified risk factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of our Company.

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	39	March 31, 2012 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: May 9, 2012	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer

SUNOPTA INC.	40	March 31, 2012 10-Q

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification by Steven Bromley, President and Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certifications by Steven Bromley, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

SUNOPTA INC.	41	March 31, 2012 10-Q