Form 10-Q
period 2012-06-30
SunOpta Inc.
filed 2012-08-09
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

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

Yes [    ]                     No [X]

The number of the registrant’s common shares outstanding as of August 3, 2012 was 65,940,351.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended June 30, 2012
TABLE OF CONTENTS

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together. In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Amounts expressed in Canadian dollars are preceded by the symbol “Cdn $” and amounts expressed in euros are preceded by the symbol “€”. As at June 30, 2012, the closing rates of exchange for the U.S. dollar, expressed in Canadian dollars and euro, were $1.00 = Cdn $1.0181 and $1.00 = €0.7901. These rates are provided solely for convenience and do not necessarily reflect the rates used by us in the preparation of our financial statements.

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

SUNOPTA INC.	1	June 30, 2012 10-Q

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

  our ability to renew our syndicated credit facilities when they become due of July 27, 2016;

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

SUNOPTA INC.	2	June 30, 2012 10-Q

  the volatility of our operating results and share price.

Consequently all forward–looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Form 10-K”). For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors under Item 1A of Part II of this Form 10-Q and under Item 1A, Risk Factors, of the Form 10-K.

SUNOPTA INC.	3	June 30, 2012 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarter and two quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

		Quarter ended	Two quarters ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	$	$	$	$
Revenues	282,308	275,188	541,636	520,538
Cost of goods sold	245,220	243,209	470,062	455,926
Gross profit	37,088	31,979	71,574	64,612
Selling, general and administrative expenses	22,086	21,163	42,516	40,906
Intangible asset amortization	1,235	1,017	2,428	2,033
Other expense (income), net (note 9)	1,378	(3,256)	1,742	(2,894)
Foreign exchange (gain) loss	(581)	19	(499)	154
Earnings from continuing operations before the following	12,970	13,036	25,387	24,413
Interest expense, net	2,558	2,520	5,141	4,504
Earnings from continuing operations before income taxes	10,412	10,516	20,246	19,909
Provision for income taxes	2,769	4,170	6,355	7,423
Earnings from continuing operations	7,643	6,346	13,891	12,486
Discontinued operations (note 3)
Earnings (loss) from discontinued operations, net of income taxes	214	(1,233)	405	(1,625)
Gain on sale of discontinued operations, net of income taxes	676	-	676	-
Earnings (loss) from discontinued operations, net of income taxes	890	(1,233)	1,081	(1,625)
Earnings	8,533	5,113	14,972	10,861
Earnings attributable to non-controlling interests	388	712	935	1,379
Earnings attributable to SunOpta Inc.	8,145	4,401	14,037	9,482
Earnings (loss) per share – basic (note 10)
- from continuing operations	0.11	0.09	0.20	0.17
- from discontinued operations	0.01	(0.02)	0.02	(0.02)
	0.12	0.07	0.21	0.14
Earnings (loss) per share – diluted (note 10)
- from continuing operations	0.11	0.08	0.19	0.17
- from discontinued operations	0.01	(0.02)	0.02	(0.02)
	0.12	0.07	0.21	0.14

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	4	June 30, 2012 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarter and two quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars)

		Quarter ended	Two quarters ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	$	$	$	$

Earnings from continuing operations	7,643	6,346	13,891	12,486
Earnings (loss) from discontinued operations, net of income taxes	890	(1,233)	1,081	(1,625)
Earnings	8,533	5,113	14,972	10,861

Currency translation adjustment	(1,927)	1,439	(828)	3,497
Change in fair value of interest rate swap, net of taxes	(115)	103	(155)	213
Other comprehensive earnings, net of income taxes	(2,042)	1,542	(983)	3,710

Comprehensive earnings	6,491	6,655	13,989	14,571

Comprehensive earnings attributable to non-controlling interests	167	665	779	1,461

Comprehensive earnings attributable to SunOpta Inc.	6,324	5,990	13,210	13,110

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	June 30, 2012 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at June 30, 2012 and December 31, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars)

	June 30, 2012	December 31, 2011
	$	$
ASSETS
Current assets
Cash and cash equivalents (note 11)	3,247	2,378
Accounts receivable	107,080	88,898
Inventories (note 5)	222,712	228,455
Prepaid expenses and other current assets	18,654	21,378
Current income taxes recoverable	1,083	1,503
Deferred income taxes	4,779	4,773
Current assets held for sale (note 3)	-	17,923
	357,555	365,308

Investments (note 6)	33,845	33,845
Property, plant and equipment	128,256	120,584
Goodwill	56,642	49,387
Intangible assets	54,255	48,035
Deferred income taxes	11,631	11,751
Other assets	1,328	1,854
Non-current assets held for sale (note 3)	-	739

	643,512	631,503

LIABILITIES
Current liabilities
Bank indebtedness (note 7)	97,826	109,718
Accounts payable and accrued liabilities	107,555	114,308
Customer and other deposits	4,581	843
Income taxes payable	1,412	1,229
Other current liabilities	3,504	1,419
Current portion of long-term debt (note 7)	27,406	35,198
Current portion of long-term liabilities	621	995
Current liabilities held for sale (note 3)	-	5,920
	242,905	269,630

Long-term debt (note 7)	33,905	17,066
Long-term liabilities	6,712	5,586
Deferred income taxes	30,676	24,273
	314,198	316,555

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 65,914,891 shares issued (December 31, 2011 - 65,796,398)	182,604	182,108
Additional paid-in capital (note 8)	15,489	14,134
Retained earnings	114,545	100,508
Accumulated other comprehensive income	196	2,382
	312,834	299,132
Non-controlling interests	16,480	15,816
Total equity	329,314	314,948

	643,512	631,503
Commitments and contingencies (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	June 30, 2012 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the two quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at December 31, 2011	65,796	182,108	14,134	100,508	2,382	15,816	314,948
Employee share purchase plan and compensation grants	61	286	-	-	-	-	286
Exercise of options	58	210	(73)	-	-	-	137
Stock-based compensation	-	-	1,428	-	-	-	1,428
Earnings from continuing operations	-	-	-	12,956	-	935	13,891
Earnings from discontinued operations, net of income taxes	-	-	-	1,081	(1,359)	-	(278)
Currency translation adjustment	-	-	-	-	(724)	(104)	(828)
Change in fair value of interest rate swap, net of income taxes	-	-	-	-	(103)	(52)	(155)
Payment to non-controlling interests	-	-	-	-	-	(115)	(115)
Balance at June 30, 2012	65,915	182,604	15,489	114,545	196	16,480	329,314

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at January 1, 2011	65,500	180,661	12,336	95,212	2,833	14,085	305,127
Employee share purchase plan and compensation grants	129	339	-	-	-	-	339
Exercise of options	55	489	(81)	-	-	-	408
Stock-based compensation	-	-	981	-	-	-	981
Earnings from continuing operations	-	-	-	11,107	-	1,379	12,486
Loss from discontinued operations, net of income taxes	-	-	-	(1,625)	-	(155)	(1,780)
Currency translation adjustment	-	-	-	-	3,332	165	3,497
Change in fair value of interest rate swap, net of income taxes	-	-	-	-	141	72	213
Balance at July 2, 2011	65,684	181,489	13,236	104,694	6,306	15,546	321,271

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	June 30, 2012 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarter and two quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	$	$	$	$

Cash provided by (used in)

Operating activities
Earnings	8,533	5,113	14,972	10,861
Earnings (loss) from discontinued operations	890	(1,233)	1,081	(1,625)
Earnings from continuing operations	7,643	6,346	13,891	12,486

Items not affecting cash:
Depreciation and amortization	5,018	4,439	9,791	8,857
Unrealized (gain) loss on foreign exchange	(195)	246	(93)	969
Deferred income taxes	1,630	3,216	3,716	4,721
Stock-based compensation	740	552	1,328	981
Gain on sale of property, plant and equipment	-	(3,824)	-	(3,824)
Unrealized loss (gain) on derivative instruments	1,215	(233)	1,897	(3,918)
Other	368	322	709	(66)
Changes in non-cash working capital, net of business acquired (note 11)	12,547	9,720	(9,383)	(32,893)
Net cash flows from operations - continuing operations	28,966	20,784	21,856	(12,687)
Net cash flows from operations - discontinued operations	(168)	(303)	(316)	(735)
	28,798	20,481	21,540	(13,422)
Investing activities
Acquisition of business (note 2)	-	-	(17,530)	-
Purchases of property, plant and equipment	(6,995)	(5,297)	(11,914)	(9,174)
Proceeds from sale of property, plant and equipment	-	2,773	-	2,773
Payment of contingent consideration	(327)	-	(327)	-
Purchases of intangible assets	-	(8)	(25)	(67)
Other	(129)	(441)	(206)	(441)
Net cash flows from investing activities - continuing operations	(7,451)	(2,973)	(30,002)	(6,909)
Net cash flows from investing activities - discontinued operations	12,147	(16)	12,134	(70)
	4,696	(2,989)	(17,868)	(6,979)
Financing activities
Increase (decrease) under line of credit facilities (note 7)	(29,534)	(14,124)	(10,526)	28,427
Borrowings under long-term debt (note 7)	285	-	19,373	37
Proceeds from the issuance of common shares	266	534	423	747
Repayment of long-term debt (note 7)	(3,793)	(4,722)	(10,823)	(6,726)
Financing costs	(1,084)	(161)	(1,175)	(186)
Other	(26)	793	(29)	821
Net cash flows from financing activities - continuing operations	(33,886)	(17,680)	(2,757)	23,120

Foreign exchange (loss) gain on cash held in a foreign currency	(90)	41	(46)	211

(Decrease) increase in cash and cash equivalents in the period	(482)	(147)	869	2,930

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	-	212	-	308
Less: Balance included at end of period	-	(212)	-	(212)

Cash and cash equivalents - beginning of the period	3,729	5,508	2,378	2,335

Cash and cash equivalents - end of the period	3,247	5,361	3,247	5,361

Supplemental cash flow information (note 11)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of business and significant accounting policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company has two industry groups, the largest being SunOpta Foods, which consists of four operating segments that operate in the natural, organic and specialty foods sectors and utilizes a number of integrated business models to bring cost-effective and quality products to market. In addition to SunOpta Foods, the Company owned approximately 66.2% of Opta Minerals Inc. (“Opta Minerals”) as at June 30, 2012. Opta Minerals is a vertically integrated provider of custom process solutions and industrial minerals products for use primarily in the steel, foundry, loose abrasive cleaning, construction and marine/bridge cleaning industries. The Company also has an ownership position in Mascoma Corporation (“Mascoma”), an innovative biofuels company (see note 6).

Basis of presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and two quarters ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 29, 2012 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 31, 2011 (except as described below under “Comparative balances” and “Adoption of new accounting standards”). For further information, see the consolidated financial statements, and notes thereto, included in the Company’s Current Report on Form 8-K filed on June 25, 2012.

Comparative balances

As a result of the divestiture of the Company’s interest in Purity Life Natural Health Products (“Purity”) on June 5, 2012 (see note 3), the operating results and cash flows of Purity for the quarter and two quarters ended July 2, 2011 have been reclassified to discontinued operations. In addition, the net assets of Purity have been reclassified and reported as held for sale on the consolidated balance sheet as at December 31, 2011. Similarly, as a result of the disposal of the Company’s interest in the Colorado Sun Oil Processing LLC (“CSOP”) joint venture in August 2011 (see note 3), the operating results and cash flows of CSOP for the quarter and two quarters ended July 2, 2011 have been reclassified to discontinued operations.

As more fully described in note 13, segmented information for the quarter and two quarters ended July 2, 2011 has been restated to reflect the realignment of the Company’s operating segments within SunOpta Foods implemented during the first quarter of 2012, and the divestitures of Purity and CSOP (as noted above). The realignment of the Company’s operating segments did not change the Company’s previously reported consolidated results of operations, financial position or cash flows.

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
SUNOPTA INC.	9	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
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

SUNOPTA INC.	10	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
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

In addition to the recognition of the fair values of the assets acquired and liabilities assumed at the acquisition date, Opta Minerals determined that in connection with its subsequent amalgamation with Babco during the quarter ended June 30, 2012, it was more likely than not that the combined company would be able to realize a portion of Opta Minerals’ pre-existing non-capital loss carryforwards. As a result, Opta Minerals released $990 of a valuation allowance against its deferred tax assets, resulting in a corresponding deferred tax benefit (before non-controlling interest) recognized in the provision for income taxes for the quarter ended June 30, 2012.

The acquired assets (including goodwill), assumed liabilities and results of operations of Babco have been included in the Opta Minerals operating segment since the date of acquisition. The revenues and earnings of Babco attributable to SunOpta Inc. that are included in the consolidated statement of operations for the period from the acquisition date to June 30, 2012 were $5,420 and $943, respectively.

Pro forma consolidated results of operations (unaudited)

The following table presents unaudited pro forma consolidated results of operations for the quarter and two quarters ended June 30, 2012 and July 2, 2011, as if the Babco acquisition had occurred as of January 2, 2011.

	Quarter ended		Two quarters ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	$	$	$	$
Pro forma revenues	282,308	278,701	543,127	527,310
Pro forma earnings attributable to SunOpta Inc.	8,154	4,562	14,329	10,159
Pro forma earnings per share
Basic	0.12	0.07	0.22	0.15
Diluted	0.12	0.07	0.22	0.15

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
  additional interest costs associated with an increase in borrowings under Opta Minerals’ non-revolving term credit facility, which were used to finance the acquisition; and
  the exclusion of acquisition-related transaction costs incurred by Opta Minerals from pro forma earnings for the quarter and two quarters ended June 30, 2012, and the inclusion of those costs in pro forma earnings for the quarter and two quarters ended July 2, 2011.
SUNOPTA INC.	11	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

The pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition of Babco been completed on January 2, 2011. In addition, the pro forma information does not purport to project the future results of operations of the Company.

3. Divestitures

Purity Life Natural Health Products

On June 5, 2012, the Company completed the sale of Purity, its Canadian natural health products distribution business, for consideration of $13,443 (Cdn $14,000) in cash at closing, plus up to approximately $672 (Cdn $700) if Purity achieves certain earnings targets during the one-year period following the closing date. The contingent consideration will not be recognized by the Company until realized. The divestiture of Purity is consistent with the Company’s strategy to focus on its core natural and organic foods sourcing and processing business. Purity was formerly part of the Company’s International Foods Group operating segment.

The Company recognized the following gain on sale in discontinued operations:

Cash consideration	$13,443
Transaction and related costs	(1,254)
Net proceeds	12,189
Net assets sold	12,939
Accumulated currency translation adjustment related to net assets sold	(1,359)
Pre-tax gain on sale	609
Recovery of income taxes(1)	67
Gain on sale of discontinued operations, net of income taxes	$676

(1)

The divestiture resulted in a pre-tax accounting loss on sale of $750 (before giving effect to the accumulated currency translation adjustment). The Company recognized a recovery of income taxes for the associated loss for Canadian tax purposes.

The operating results of Purity for the current and comparative periods are included within earnings (loss) from discontinued operations, net of income taxes, as follows:

	Quarter ended		Two quarters ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	$	$	$	$
Revenues	11,700	15,365	26,914	30,604

Earnings (loss) before income taxes	393	(1,185)	1,054	(1,318)
Provision for (recovery of) income taxes	64	(273)	305	(298)
Earnings (loss) from discontinued operations, net of income taxes	329	(912)	749	(1,020)

SUNOPTA INC.	12	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

Colorado Sun Oil Processing LLC

CSOP was organized in 2008 under the terms of a joint venture agreement with Colorado Mills, LLC (“Colorado Mills”) to construct and operate a vegetable oil refinery adjacent to Colorado Mills’ sunflower crush plant. On August 12, 2011, the U.S. Bankruptcy Court, District of Colorado, accepted an asset purchase agreement submitted by Colorado Mills for CSOP and rejected an asset purchase agreement submitted by the Company. Based on the bankruptcy court ruling, the Company disposed of its interest in the CSOP joint venture, which was previously consolidated as a variable interest entity as part of the Grains and Foods Group. The operating results of CSOP for the current and comparative periods, which include legal fees and interest costs incurred in connection with arbitration proceedings related to the joint venture agreement (see note 12), are included within earnings (loss) from discontinued operations, net of income taxes, as follows:

	Quarter ended		Two quarters ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	$	$	$	$
Revenues	-	204	-	538

Loss before income taxes	(205)	(626)	(564)	(1,207)
Recovery of income taxes	90	230	220	447
Loss allocated to non-controlling interests	-	75	-	155
Loss from discontinued operations, net of income taxes	(115)	(321)	(344)	(605)

SUNOPTA INC.	13	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

4. Derivative financial instruments and fair value measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

					June 30, 2012
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative gain	2,430	-	2,430	-
	Unrealized long-term derivative gain	272	-	272	-
	Unrealized short-term derivative loss	(3,449)	(983)	(2,466)	-
	Unrealized long-term derivative loss	(234)	-	(234)	-
(b)	Inventories carried at market(2)	19,490	-	19,490	-
(c)	Interest rate swaps(3)	(446)	-	(446)	-
(d)	Forward foreign currency contracts(4)	320	-	320	-
(e)	Contingent consideration(5)	(4,744)	-	-	(4,744)

				December 31, 2011
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative gain	2,125	34	2,091	-
	Unrealized long-term derivative gain	271	-	271	-
	Unrealized short-term derivative loss	(1,410)	-	(1,410)	-
	Unrealized long-term derivative loss	(70)	-	(70)	-
(b)	Inventories carried at market(2)	12,685	-	12,685	-
(c)	Interest rate swaps(3)	(256)	-	(256)	-
(d)	Forward foreign currency contracts(4)	(149)	-	(149)	-
(e)	Contingent consideration(5)	(4,456)	-	-	(4,456)

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

SUNOPTA INC.	14	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains. These derivative instruments are not designated as hedging instruments. For the quarter and two quarters ended June 30, 2012, a loss of $1,215 and a loss of $1,897, respectively, were recorded in cost of goods sold on the consolidated statement of operations related to changes in the fair value of these derivatives, compared with gains of $323 and $3,309 recorded in the corresponding periods of 2011.

At June 30, 2012, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

		Number of bushels
		purchase (sale)
	Corn	Soybeans
Forward commodity purchase contracts	1,259	1,000
Forward commodity sale contracts	(2,273)	(894)
Commodity futures contracts	161	(749)

In addition, as at June 30, 2012, the Company also had open forward contracts to sell 139 lots of cocoa.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the consolidated statements of operations. As at June 30, 2012, the Company had 1,099,424 bushels of commodity corn and 685,661 bushels of commodity soybeans in inventories carried at market.

(c)	Interest rate swaps

Opta Minerals utilizes interest rate swaps to minimize its exposure to interest rate risk. In 2007, Opta Minerals entered into a five-year Cdn $17,200 ($16,894) interest rate swap contract to pay a fixed rate of 5.25%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin. In February 2012, Opta Minerals entered into a five-year Cdn $15,000 ($14,733) interest rate swap contract to pay a fixed rate of 1.85%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin. This contract commences in August 2012, the date of expiry of the 2007 contract. Also in February 2012, in connection with an increase in borrowings under its non-revolving term credit facility (see note 7), which were used to finance the acquisition of Babco (see note 2), Opta Minerals entered into a five-year Cdn $19,000 ($18,662) interest rate swap to pay a fixed rate of 1.85%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin. The net notional value of this contract decreases in accordance with the quarterly principal repayments on the non-revolving term credit facility.

At each period end, the Company calculates the mark-to-market fair value of the interest rate swaps using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current mark-to-market position. The mark-to-market gain or loss is placed in level 2 of the fair value hierarchy. As the interest rate swaps are designated as a cash flow hedge for accounting purposes, gains and losses on changes in the fair value of these derivative instruments are included on the consolidated statements of comprehensive earnings.

SUNOPTA INC.	15	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at June 30, 2012, the Company had open forward foreign exchange contracts with a notional value of Cdn $1,250, €1,630 and $8,165. For the quarter and two quarters ended June 30, 2012, the Company recognized an unrealized loss of $11 and an unrealized gain of $320, respectively, related to changes in the fair value of these derivatives, which was included in foreign exchange loss on the consolidated statements of operations, compared with an unrealized gain of $381 and an unrealized loss of $195 in corresponding periods of 2011.

(e)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. For the two quarters ended June 30, 2012, the change in the fair value of the contingent consideration liability reflected the addition of the acquisition-date fair value of the contingent consideration arising from the acquisition of Babco of $617 (see note 2) and the payment of $327 to the former owners of Edner of Nevada, Inc. Adjustments to the fair value of the contingent consideration liability related to (i) changes in the probability of achievement of the factors on which the contingencies are based, (ii) the accretion of interest expense, and (iii) changes in foreign currency exchange rates were not material for the quarter and two quarters ended June 30, 2012.

5. Inventories

	June 30, 2012	December 31, 2011
	$	$
Raw materials and work-in-process	136,741	147,051
Finished goods	66,575	70,358
Company-owned grain	25,516	17,351
Inventory reserves	(6,120)	(6,305)
	222,712	228,455

SUNOPTA INC.	16	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

6. Investments

Mascoma Corporation

As at June 30, 2012, the Company held an 18.65% equity ownership position in Mascoma. Mascoma is a privately-held renewable fuels company headquartered in the U.S. that has developed innovative technology for the low-cost conversion of abundant biomass. On August 31, 2010, the Company sold 100% of its ownership interest in SunOpta Bioprocess Inc. to Mascoma in exchange for its equity ownership position in Mascoma. The Company is accounting for its investment in Mascoma using the cost method, as the Company does not have the ability to exercise significant influence over the operating and financial policies of Mascoma.

Although Mascoma has a history of recurring operating losses and negative cash flows, the Company considers the value of its investment to be predicated on the future prospects for Mascoma’s products and technologies. Mascoma’s ability to continue as a going concern is dependent on a number of factors, including its ability to raise additional capital to fund its operational, capital expenditure and debt service requirements, as well as to support its product-development activities. Each reporting period, the Company evaluates whether events or changes in circumstances have occurred that may have a significant adverse effect on its ability to recover the carrying value of its investment. The Company considers the pricing of recent arms-length private offerings of Mascoma’s equity securities, as well as other available information relating to Mascoma to assess the commercial viability and future earnings potential of its products and technologies, as well as its ability to secure additional funding as required. On the basis of its overall assessment, the Company determined that the carrying value of its investment in Mascoma was recoverable as at June 30, 2012.

7. Bank indebtedness and long-term debt

	June 30, 2012	December 31, 2011
	$	$
Bank indebtedness
Canadian line of credit facility(1)	-	26
U.S. line of credit facility(1)	30,598	51,617
Opta Minerals revolving term credit facility(2)	10,565	-
Opta Minerals Canadian line of credit facility(2)	-	7,765
TOC line of credit facilities(3)	56,663	50,310
	97,826	109,718

Long-term debt
Non-revolving real estate term facility(1)	11,699	12,133
Non-revolving machinery and equipment term facility(1)	9,378	11,078
Opta Minerals non-revolving term credit facility(2)	36,583	-
Opta Minerals term loan facility(2)	-	6,392
Opta Minerals revolving acquisition facility(2)	-	12,420
Promissory notes	2,105	8,744
Other	1,546	1,497
	61,311	52,264
Less: current portion	27,406	35,198
	33,905	17,066

(1)	Syndicated credit facilities

In January 2012, the Company completed amendments to its syndicated credit facilities, which included a Cdn $5,000 increase in the Canadian line of credit facility to Cdn $10,000 and a $15,000 increase in the U.S. revolving line of credit facility to $115,000, with a corresponding decrease from $30,000 to $10,000 in the amount of availability under the facilities’ accordion feature. There were no other material changes made to the facilities’ terms and conditions. The maturity date of the facilities remained October 30, 2012. The facilities were collateralized by a first priority security interest against substantially all of the Company’s assets in Canada and the U.S., excluding the assets of Opta Minerals and The Organic Corporation (“TOC”), a wholly-owned subsidiary of the Company.

SUNOPTA INC.	17	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

On July 27, 2012, the Company amended and restated its syndicated credit facilities to, among other things, provide for a maturity date of July 27, 2016 (see note 14).

(2)	Opta Minerals credit facilities

On May 18, 2012, Opta Minerals amended its credit facility to include a Cdn $15,000 revolving term credit facility and a Cdn $57,000 non-revolving term credit facility. The revolving term credit facility matures on August 14, 2013, with the outstanding principal amount repayable in full on the maturity date. The first tranche of the non-revolving term credit facility is for an amount of Cdn $37,500, which was used by Opta Minerals to refinance borrowings under its existing term loan and revolving acquisition facilities. The principal is repayable in equal quarterly installments of Cdn $938. The second tranche is for an amount of Cdn $19,500 and can only be used to fund the proposed acquisition of WGI Heavy Minerals, Incorporated (“WGI”) (see note 14), with the principal being repayable in equal quarterly installments of Cdn $488 after the completion of the acquisition. The second tranche will be cancelled if not drawn by Opta Minerals before October 31, 2012. Opta Minerals may be required to make additional repayments on the non-revolving term credit facility if certain financial ratios are met. The non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date.

Interest on the borrowings under these facilities accrue at the borrower’s option based on various reference rates including LIBOR, plus an applicable margin of 2.00% to 3.50% based on certain financial ratios of Opta Minerals. As described in note 4, Opta Minerals utilizes interest rate swaps to hedge the interest payments on a portion of the borrowings under the non-revolving term credit facility. As at June 30, 2012, the weighted-average interest rate on the amended credit facilities was 5.89%, after taking into account the related interest rate hedging activities.

The credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals.

On July 24, 2012, Opta Minerals further amended its credit facilities (see note 14).

(3)	TOC line of credit facilities

In March 2012, the TOC banking agreement was amended to provide for a €3,000 increase to the line of credit facilities. There were no other material changes made to the facilities’ terms and conditions.

8. Stock-based compensation

For the two quarters ended June 30, 2012, the Company granted 1,105,000 options to employees that vest ratably on each of the first through fifth anniversary of the grant date and expire on the tenth anniversary of the grant date. These options had a weighted-average grant-date fair value of $3.49 per option. The following table summarizes the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the options granted:

Exercise price	$5.67
Dividend yield	0%
Expected volatility	66.4%
Risk-free interest rate	1.2%
Expected life of options (in years)	6.5

SUNOPTA INC.	18	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Other expense (income), net

		Quarter ended		Two quarters ended
		June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
		$	$	$	$
(a)	Severance and other rationalization costs	978	-	1,295	427
(b)	Acquisition-related transaction costs	200	-	401	-
(c)	Gain on sale of assets	-	(3,048)	-	(3,048)
(d)	Legal settlements		(500)		(500)
	Other	200	292	46	227
		1,378	(3,256)	1,742	(2,894)

(a)	Severance and other rationalization costs

For the quarter and two quarters ended June 30, 2012, the Company recorded employee severance and other costs in connection with the rationalization of a number of operations and functions in an effort to streamline operations. The Company incurred severance costs of $500 in total as a result of the reduction in its salaried workforce of approximately 6%. In addition, for the quarter ended June 30, 2012, the Company accrued $795 of severance payable to a former executive officer over a period of 15 months.

For the quarter and two quarters ended July 2, 2011, severance costs were related to employee terminations in the former Fruit Group, as well as the International Foods Group and Corporate Services.

(b)	Acquisition-related transaction costs

Represents transaction costs incurred by Opta Minerals in connection with the acquisition of Babco (see note 2) and the proposed acquisition of WGI (see note 14).

(c)	Gain on sale of assets

In the second quarter of 2011, the Company completed the sale of land, buildings and processing equipment located in Mexico for proceeds of $5,650. The gain on sale, after deducting the carrying value of the assets sold and related transaction costs, was $3,048.

(d)	Legal settlement

In the second quarter of 2011, the Company recorded a recovery of $500 in connection with the settlement of a class action lawsuit with a former employee. In fiscal 2009, the Company had accrued $1,200 related to the tentative settlement of this matter.

SUNOPTA INC.	19	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

10. Earnings per share

Earnings (loss) per share were calculated as follows:

	Quarter ended		Two quarters ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Earnings from continuing operations attributable to SunOpta Inc.	$7,255	$5,634	$12,956	$11,107
Loss from discontinued operations, net of income taxes	890	(1,233)	1,081	(1,625)
Earnings attributable to SunOpta Inc.	$8,145	$4,401	$14,037	$9,482
Basic weighted-average number of shares outstanding	65,854,718	65,574,269	65,832,112	65,556,686
Dilutive potential of the following:
Employee/director stock options	566,949	935,016	511,094	931,972
Warrants	172,598	316,775	127,488	316,378
Diluted weighted-average number of shares outstanding	66,594,265	66,826,060	66,470,694	66,805,036
Earnings (loss) per share - basic:
- from continuing operations	$0.11	$0.09	$0.20	$0.17
- from discontinued operations	0.01	(0.02)	0.02	(0.02)
	$0.12	$0.07	$0.21	$0.14
Earnings (loss) per share - diluted:
- from continuing operations	$0.11	$0.08	$0.19	$0.17
- from discontinued operations	0.01	(0.02)	0.02	(0.02)
	$0.12	$0.07	$0.21	$0.14

For the quarter ended June 30, 2012, options to purchase 2,103,700 (July 2, 2011 - 1,193,600) common shares have been excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. For the two quarters ended June 30, 2012, options to purchase 2,086,700 (July 2, 2011 - 1,193,600) common shares have been excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

SUNOPTA INC.	20	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

11. Supplemental cash flow information

	Quarter ended		Two quarters ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	$	$	$	$
Changes in non-cash working capital:
Accounts receivable	694	(3,088)	(17,904)	(15,572)
Inventories	1,946	19,556	5,208	(4,182)
Income tax recoverable	655	939	1,497	715
Prepaid expenses and other current assets	2,663	9,089	2,894	8,542
Accounts payable and accrued liabilities	8,250	(15,213)	(4,810)	(21,616)
Customer and other deposits	(1,661)	(1,563)	3,732	(780)
	12,547	9,720	(9,383)	(32,893)

As at June 30, 2012, cash and cash equivalents included $233 (December 31, 2011 - $698) that was specific to Opta Minerals and cannot be utilized by the Company for general corporate purposes.

12. Commitments and contingencies

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

A separate arbitration proceeding occurred between Grains and Foods and Colorado Mills to resolve direct claims each party asserted against the other. The case was arbitrated during the week of August 8, 2011 and proposed findings were filed on September 13, 2011. On January 4, 2012 the arbitrator entered an award denying Grains and Foods’ claims and awarding Colorado Mills $4,816 for its breach of contract claim and $430 for accrued interest. The Company subsequently filed a motion to vacate the arbitration award on March 30, 2012 in Prowers County District Court. Colorado Mills filed a response on April 20, 2012. The Company filed a reply on April 27, 2012. The Prowers County District Court denied the Company’s motion and entered judgment on the arbitration award on July 6, 2012 in the amount of $4,816. On July 13, 2012, the Company bonded the judgment in the amount of $6,875, or approximately 125% of the judgment amount, to stay execution of the judgment pending the Company’s filing of an appeal to the Colorado Court of Appeals. Although management believes the claims asserted by Colorado Mills are baseless, that the arbitrator committed prejudicial error, that vacatur of the award is warranted, and that the Company’s appeal will be successful, management cannot predict whether the prospect of an

SUNOPTA INC.	21	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
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

As a result of this realignment, the former Fruit Group was eliminated and the new Consumer Products Group was created to focus on non-grains based consumer packaged goods and is comprised of the Frozen Foods and Healthy Snacks operations which were part of the former Fruit Group, and the Food Solutions operations which were formerly part of the International Foods Group. The Fruit Ingredient operation of the former Fruit Group was merged with the existing Ingredients Group. The Grains and Foods Group remained unchanged.

Effective with the realignment, the Company operates in two industries divided into six operating segments as follows:

(a)

SunOpta Foods sources, processes, packages and markets a wide range of natural, organic and specialty food products and ingredients with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food products. There are four operating segments within SunOpta Foods:

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

iv.	International Foods Group includes European and North American based operations that source raw material ingredients and trade organic commodities.

(b)

Opta Minerals processes, distributes and recycles silica-free loose abrasives, roofing granules, industrial minerals and specialty sands for the foundry, steel, and bridge and ship-cleaning industries.

(c)

Corporate Services provide a variety of management, financial, information technology, treasury and administration services to the operating segments from the head office in Brampton, Ontario, and information technology and shared services in Minnesota.

SUNOPTA INC.	22	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

The following segmented information for the quarter and two quarters ended June 30, 2012 and July 2, 2011 is provided on the basis of the Company’s new operating segments alignment and the divestitures of Purity and CSOP (see note 3):

				Quarter ended
				June 30, 2012
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	201,279	18,593	-	219,872
Canada	8,479	8,492	-	16,971
Europe and other	41,336	4,129	-	45,465
Total revenues from external customers	251,094	31,214	-	282,308

Segment operating income (loss)	14,035	1,817	(1,504)	14,348

Other expense, net				1,378
Interest expense, net				2,558
Provision for income taxes				2,769
Earnings from continuing operations				7,643

					Quarter ended
					June 30, 2012
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	118,398	18,233	48,017	16,631	201,279
Canada	4,776	732	438	2,533	8,479
Europe and other	12,830	1,521	636	26,349	41,336
Total revenues from external customers	136,004	20,486	49,091	45,513	251,094

Segment operating income	10,496	839	170	2,530	14,035

SUNOPTA INC.	23	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

				Quarter ended
				July 2, 2011
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	193,310	16,523	-	209,833
Canada	7,522	4,134	-	11,656
Europe and other	49,569	4,130	-	53,699
Total revenues from external customers	250,401	24,787	-	275,188

Segment operating income (loss)	9,848	2,159	(2,227)	9,780

Other income, net				(3,256)
Interest expense, net				2,520
Provision for income taxes				4,170
Earnings from continuing operations				6,346

					Quarter ended
					July 2, 2011
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	103,248	20,826	46,724	22,512	193,310
Canada	3,814	1,591	684	1,433	7,522
Europe and other	18,046	1,283	339	29,901	49,569
Total revenues from external customers	125,108	23,700	47,747	53,846	250,401

Segment operating income	5,280	1,661	122	2,785	9,848

SUNOPTA INC.	24	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

			Two quarters ended
				June 30, 2012
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	383,764	36,635	-	420,399
Canada	18,393	14,764	-	33,157
Europe and other	79,933	8,147	-	88,080
Total revenues from external customers	482,090	59,546	-	541,636

Segment operating income (loss)	25,588	4,898	(3,357)	27,129

Other expense, net				1,742
Interest expense, net				5,141
Provision for income taxes				6,355
Earnings from continuing operations				13,891

				Two quarters ended
					June 30, 2012
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	222,846	37,536	91,936	31,446	383,764
Canada	9,241	3,193	1,116	4,843	18,393
Europe and other	25,092	1,406	1,191	52,244	79,933
Total revenues from external customers	257,179	42,135	94,243	88,533	482,090

Segment operating income (loss)	18,882	2,068	(5)	4,643	25,588

SUNOPTA INC.	25	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

			Two quarters ended
				July 2, 2011
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	362,736	31,256	-	393,992
Canada	15,282	7,405	-	22,687
Europe and other	96,127	7,732	-	103,859
Total revenues from external customers	474,145	46,393	-	520,538

Segment operating income (loss)	21,272	4,610	(4,363)	21,519

Other income, net				(2,894)
Interest expense, net				4,504
Provision for income taxes				7,423
Earnings from continuing operations				12,486

				Two quarters ended
					July 2, 2011
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	200,208	43,683	81,732	37,113	362,736
Canada	6,581	4,045	1,418	3,238	15,282
Europe and other	33,586	1,908	541	60,092	96,127
Total revenues from external customers	240,375	49,636	83,691	100,443	474,145

Segment operating income (loss)	11,568	4,627	(356)	5,433	21,272

SUNOPTA INC.	26	June 30, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 30, 2012 and July 2, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

14. Subsequent events

Syndicated credit facilities

On July 27, 2012, the Company entered into an amended and restated credit agreement with a syndicate of lenders. The amended agreement provides secured revolving credit facilities of Cdn $10,000 (or the equivalent U.S. dollar amount) and $165,000, as well as an additional $50,000 in availability upon the exercise of an uncommitted accordion feature. These facilities mature on July 27, 2016, with the outstanding principal amount repayable in full on the maturity date. The facilities replace the Company’s previous line of credit facilities of Cdn $10,000 and $115,000, and refinance non-revolving term facilities totalling $21,077 as at June 30, 2012, which were due to mature on October 30, 2012 (see note 7).

Interest on borrowings under the facilities accrues based on various reference rates including LIBOR, plus an applicable margin of 1.75% to 2.50%, which is set quarterly based on average borrowing availability.

The facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, excluding Opta Minerals and TOC.

Opta Minerals credit facility

On July 24, 2012, Opta Minerals amended its credit agreement dated May 18, 2012 (see note 7) to increase the revolving term credit facility to Cdn $20,000 until December 31, 2012 (reducing to Cdn $15,000 on January 1, 2013) and reduce the second tranche of the non-revolving term credit facility to an amount of Cdn $15,000, which can only be used to fund the proposed acquisition of WGI (as described below), with the principal repayable in equal quarterly installments of Cdn $375 after the completion of the acquisition. The second tranche will be cancelled if not drawn by Opta Minerals before October 31, 2012.

WGI Heavy Minerals, Incorporated

On July 13, 2012, Opta Minerals entered into an agreement with WGI to commence an offer to acquire all of the outstanding common shares of WGI for Cdn $0.60 in cash per share, which values WGI at approximately Cdn $15,450 on a fully-diluted basis. The offer is open for acceptance until August 29, 2012, unless extended or withdrawn. WGI is a publicly-traded company, whose principal business is the processing and sale of industrial abrasive minerals, and the sourcing, assembly and sale of ultra-high pressure water jet cutting machine replacement parts and components.

SUNOPTA INC.	27	June 30, 2012 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended June 30, 2012 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Current Report on Form 8-K that we filed on June 25, 2012.

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

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While we consider these assumptions to be reasonable, based on information currently available, they may prove to be incorrect. Forward-looking statements are also subject to certain factors, including risks and uncertainties that could cause actual results to differ materially from what we currently expect. These factors are more fully described under Item 1A of Part II of this Form 10-Q and under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”).

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

Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to August 9, 2012. All dollar amounts in this MD&A are expressed in thousands of U.S. dollars, except per share amounts, unless otherwise noted.

Segment Realignment and Rationalization Efforts

In February 2012, we announced that a process to streamline the operations and organizational structure of SunOpta Foods had been undertaken in order to drive efficiencies and better align product innovation and commercial activities. During the first quarter of 2012, operating segments within SunOpta Foods were re-aligned according to the type of customers and markets served, rather than by product groupings. As a result, the former Fruit Group was eliminated and a new Consumer Products Group was created to focus on non-grains based consumer packaged goods. The Consumer Products Group is comprised of the Frozen Foods and Healthy Snacks operations which were part of the former Fruit Group, and the Food Solutions operations which were formerly part of the International Foods Group. The Fruit Ingredient operation of the former Fruit Group was merged with the existing Ingredients Group. Following this realignment and the divestiture of Purity Life Natural Health Products (“Purity”) (as described below under “Business Developments”), the International Foods Group comprises solely our international sourcing and supply operations (Tradin Organic). The Grains and Foods Group remained unchanged. With this realignment, SunOpta Foods now consists of four operating segments: Grains and Foods Group, Ingredients Group, Consumer Products Group and International Foods Group. The segmented operations information provided in this MD&A for the current and comparative periods reflects these new operating segments. In addition, on June 25, 2012, we filed a Current Report on Form 8-K in order to update the historical financial statements and MD&A for all periods presented in the 2011 Form 10-K to reflect the realignment of the operating segments within SunOpta Foods implemented during the first quarter of 2012.

SUNOPTA INC.	28	June 30, 2012 10-Q

In hand with these efforts, we also announced the rationalization of a number of operations and functions which resulted in a reduction of approximately 6% of our salaried workforce. Once fully implemented, and after approximately $500 in severance charges, this rationalization is expected to reduce annual costs by approximately $3,000 before tax.

Business Developments

WGI Heavy Minerals, Incorporated

On July 13, 2012, Opta Minerals entered into an agreement with WGI Heavy Minerals, Incorporated (“WGI”) to commence an offer to acquire all of the outstanding common shares of WGI for Cdn $0.60 in cash per share, which values WGI at approximately Cdn $15,450 on a fully-diluted basis. The offer is open for acceptance until August 29, 2012, unless extended or withdrawn. WGI is a publicly-traded company, whose principal business is the processing and sale of industrial abrasive minerals, and the sourcing, assembly and sale of ultra-high pressure water jet cutting machine replacement parts and components.

Purity Life Natural Health Products

On June 5, 2012, we completed the sale of Purity, our Canadian natural health products distribution business, for consideration of $13,443 (Cdn $14,000) in cash at closing, plus up to approximately $672 (Cdn $700) if Purity achieves certain earnings targets during the one-year period following the closing date. We will not recognize the contingent consideration until realized. The divestiture of Purity is consistent with our strategy to focus on our core natural and organic foods sourcing and processing business. The operating results of Purity for the quarter and two quarters ended June 30, 2012 and July 2, 2011 have been reclassified to discontinued operations. Purity was formerly part of the International Foods Group.

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

Colorado Sun Oil Processing LLC

In August 2011, we disposed of our interest in the Colorado Sun Oil Processing LLC (“CSOP”) joint venture, pursuant to bankruptcy proceedings. As a result, the operating results of CSOP (including legal fees and interest costs incurred in connection with arbitration proceedings underway in respect of the related joint venture agreement – see note 12 to the interim consolidated financial statements) for the quarter and two quarters ended June 30, 2012 and July 2, 2011 have been reclassified to discontinued operations. CSOP was part of the Grains and Foods Group.

SUNOPTA INC.	29	June 30, 2012 10-Q

Consolidated Results of Operations

For the quarter ended	June 30, 2012	July 2, 2011	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	251,094	250,401	693	0.3%
Opta Minerals	31,214	24,787	6,427	25.9%
Total Revenue	282,308	275,188	7,120	2.6%
Gross Profit
SunOpta Foods	30,237	26,521	3,716	14.0%
Opta Minerals	6,851	5,458	1,393	25.5%
Total Gross Profit	37,088	31,979	5,109	16.0%
Segment Operating Income (Loss)(1)
SunOpta Foods	14,035	9,848	4,187	42.5%
Opta Minerals	1,817	2,159	(342)	-15.8%
Corporate Services	(1,504)	(2,227)	723	32.5%
Total Segment Operating Income	14,348	9,780	4,568	46.7%
Other (income) expense , net	1,378	(3,256)	4,634	142.3%
Earnings from continuing operations before the following	12,970	13,036	(66)	-0.5%
Interest expense, net	2,558	2,520	38	1.5%
Provision for income taxes	2,769	4,170	(1,401)	-33.6%
Earnings from continuing operations	7,643	6,346	1,297	20.4%
Earnings attributable to non-controlling interests	388	712	(324)	-45.5%
Loss from discontinued operations, net of taxes	214	(1,233)	1,447	n/m
Gain on sale of discontinued operations, net of taxes	676	-	676	n/m
Earnings attributable to SunOpta Inc.	8,145	4,401	3,744	85.1%

(1)

When assessing the financial performance of our operating segments, we use an internal measure of operating income that excludes other income/expense items determined in accordance with U.S. generally accepted accounting principles (“GAAP”). This measure is the basis on which management, including the Chief Executive Officer, assesses the underlying performance of our operating segments. We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our core operating performance. However, the non-GAAP measure of operating income should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. The following table presents a reconciliation of segment operating income (loss) to “earnings (loss) from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	30	June 30, 2012 10-Q

	Grains		Consumer	International
	and Foods	Ingredients	Products	Foods	SunOpta	Opta	Corporate	Consol-
	Group	Group	Group	Group	Foods	Minerals	Services	idated
For the quarter ended	$	$	$	$	$	$	$	$
June 30, 2012
Segment operating income (loss)	10,496	839	170	2,530	14,035	1,817	(1,504)	14,348
Other income (expense), net	2	(184)	(74)	-	(256)	(281)	(841)	(1,378)
Earnings (loss) from continuing operations before the following	10,498	655	96	2,530	13,779	1,536	(2,345)	12,970

July 2, 2011
Segment operating income (loss)	5,280	1,661	122	2,785	9,848	2,159	(2,227)	9,780
Other income (expense), net	17	(60)	3,821	-	3,778	-	(522)	3,256
Earnings (loss) from continuing operations before the following	5,297	1,601	3,943	2,785	13,626	2,159	(2,749)	13,036

We believe that investors’ understanding of our financial performance is enhanced by disclosing the specific items that we exclude from segment operating income. However, any measure of operating income excluding any or all of these items is not, and should not be viewed as, a substitute for operating income prepared under U.S. GAAP. These items are presented solely to allow investors to more fully understand how we assess financial performance.

Revenues for the quarter ended June 30, 2012 increased by 2.6% to $282,308 from $275,188 for the quarter ended July 2, 2011. Revenues in SunOpta Foods increased by 0.3% to $251,094 and revenues in Opta Minerals increased by 25.9% to $31,214. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 5% on a consolidated basis, due primarily to higher sales volumes of value-added aseptic and other consumer packaged goods, and strong sales of organic feed products and sunflower seeds into the bird feed market, as well as higher volumes in the mill and foundry products segment at Opta Minerals. Those factors were partially offset by lower demand for organic commodities in Europe due to the economic uncertainty, as well as lower volumes and pricing for fiber and fruit ingredient products.

Gross profit increased $5,109, or 16.0%, to $37,088 for the quarter ended June 30, 2012, compared with $31,979 for the quarter ended July 2, 2011. As a percentage of revenues, gross profit for the quarter ended June 30, 2012 was 13.1% compared to 11.6% for the quarter ended July 2, 2011, an increase of 1.5% . The increase in gross profit percentage reflected the strong growth in higher-margin aseptic and consumer packaged goods categories and reduced losses on export sales of sunflower kernel, as well as the positive impact of product rationalization efforts at our frozen foods operation. Negatively impacting gross profit percentage for the quarter ended June 30, 2012 were operating losses at our juice extraction and packaging operation, as well as reduced efficiencies in our fiber and fruit ingredients operations due to lower production volumes. In addition, we incurred pre-production costs of $298 in the second quarter of 2012, related to the build-out of a facility on the U.S. east coast to house re-sealable pouch filling lines.

Segment operating income for the quarter ended June 30, 2012 increased by $4,568, or 46.7%, to $14,348, compared with $9,780 for the quarter ended July 2, 2011. As a percentage of revenue, segment operating income was 5.1% for the quarter ended June 30, 2012, compared with 3.6% for the quarter ended July 2, 2011. Overall, the increase in segment operating income at SunOpta Foods reflected the strong performance of the aseptic and grains-based businesses, including sunflower, and gross margin and cost structure improvements at the frozen food operations, partially offset by a $945 bad debt provision at Opta Minerals in the second quarter of 2012, due to the bankruptcy filing of a large steel products customer.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended June 30, 2012 of $1,378 included accrued severance of $795 payable to a former executive officer and other employee severances of $138 related to rationalization efforts undertaken to streamline operations and improve efficiencies within SunOpta Foods, as well as $200 of transaction costs incurred by Opta Minerals in connection with the acquisition of Babco and proposed acquisition of WGI. Other income for the quarter ended July 2, 2011 included a $3,048 gain on sale of frozen food assets located in Mexico.

SUNOPTA INC.	31	June 30, 2012 10-Q

The increase in interest expense of $38 to $2,558 for the quarter ended June 30, 2012, compared with $2,520 for the quarter ended July 2, 2011, reflected an increase in long-term debt at Opta Minerals in connection with the Babco acquisition, mostly offset by the repayment of borrowings under our line of credit facilities, primarily with cash generated from operations and the proceeds from the sale of Purity.

The provision for income tax for the quarter ended June 30, 2012 was $2,769 compared to $4,170 for the quarter ended July 2, 2011. The provision for income tax for the quarter ended June 30, 2012 includes a deferred tax benefit of $990 (before non-controlling interest) related to the recognition of existing non-capital loss carryforwards at Opta Minerals in the second quarter of 2012, following the acquisition and amalgamation of Babco. Excluding this one-time benefit, the annual effective income tax rate for 2012 is expected to be between 36% and 39%.

Earnings from continuing operations for the quarter ended June 30, 2012 were $7,643, as compared to $6,346 for the quarter ended July 2, 2011, an increase of $1,297 or 20.4% . Diluted earnings per share from continuing operations were $0.11 for the quarter ended June 30, 2012, compared with $0.08 for the quarter ended July 2, 2011.

Earnings attributable to non-controlling interests for the quarter ended June 30, 2012 were $388, compared with earnings of $712 for the quarter ended July 2, 2011. The $324 decrease was due to lower net earnings in the speciality coffee operation of a less-than-wholly-owned subsidiary of The Organic Corporation (“TOC”).

Earnings from discontinued operations, net of taxes, of $214 for the quarter ended June 30, 2012 and losses of $1,233 for the quarter ended July 2, 2011, reflected the results of operations of Purity, as well as costs incurred relating to CSOP, including legal fees and interest costs in connection with arbitration proceedings related to the joint venture agreement.

In the second quarter of 2012, we recognized a gain on sale of discontinued operations, net of taxes, of $676 related to the disposition of Purity.

On a consolidated basis, we realized earnings of $8,145 (diluted earnings per share of $0.12) for the quarter ended June 30, 2012, compared with earnings of $4,401 (diluted earnings per share of $0.07) for the quarter ended July 2, 2011.

SUNOPTA INC.	32	June 30, 2012 10-Q

Segmented Operations Information

SunOpta Foods
For the quarter ended	June 30, 2012	July 2, 2011	Change	% Change

Revenues	$251,094	$250,401	$693	0.3%
Gross Margin	30,237	26,521	3,716	14.0%
Gross Margin %	12.0%	10.6%		1.4%

Operating Income	$14,035	$9,848	$4,187	42.5%
Operating Income %	5.6%	3.9%		1.7%

SunOpta Foods contributed $251,094 or 88.9% of consolidated revenue for the quarter ended June 30, 2012 compared to $250,401 or 91.0% of consolidated revenues for the quarter ended July 2, 2011, an increase of $693. Revenues in SunOpta Foods increased 0.3% compared to the quarter ended July 2, 2011. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 4% in SunOpta Foods, driven by strong growth in integrated packaged food product categories, offset by decreased fiber and fruit ingredients, and commodities volumes. The table below explains the increase in revenue by group for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the quarter ended July 2, 2011	$250,401
Increase in the Grains and Foods Group	10,896
Decrease in the Ingredients Group	(3,214)
Increase in the Consumer Products Group	1,344
Decrease in the International Foods Group	(8,333)
Revenues for the quarter ended June 30, 2012	$251,094

Gross margin in SunOpta Foods increased by $3,716 for the quarter ended June 30, 2012 to $30,237, or 12.0% of revenues, compared to $26,521, or 10.6% of revenues for the quarter ended July 2, 2011. The table below explains the increase in gross margin by group for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross Margin for the quarter ended July 2, 2011	$26,521
Increase in the Grains and Foods Group	5,478
Decrease in the Ingredients Group	(1,002)
Increase in the Consumer Products Group	302
Decrease in the International Foods Group	(1,062)
Gross Margin for the quarter ended June 30, 2012	$30,237

SUNOPTA INC.	33	June 30, 2012 10-Q

Operating income in SunOpta Foods increased by $4,187 for the quarter ended June 30, 2012 to $14,035 or 5.6% of revenues, compared to $9,848 or 3.9% of revenues for the quarter ended July 2, 2011. The table below explains the increase in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating Income for the quarter ended July 2, 2011	$9,848
Increase in gross margin, as noted above	3,716
Increase in foreign exchange gains	412
Decrease in SG&A costs	59
Operating Income for the quarter ended June 30, 2012	$14,035

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains and Foods Group
For the quarter ended	June 30, 2012	July 2, 2011	Change	% Change

Revenues	$136,004	$125,108	$10,896	8.7%
Gross Margin	16,406	10,928	5,478	50.1%
Gross Margin %	12.1%	8.7%		3.4%

Operating Income	$10,496	$5,280	$5,216	98.8%
Operating Income %	7.7%	4.2%		3.5%

The Grains and Foods Group contributed $136,004 in revenues for the quarter ended June 30, 2012, compared to $125,108 for the quarter ended July 2, 2011, a $10,896 or 8.7% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenues for the quarter ended July 2, 2011	$125,108
Increased volume and higher pricing of aseptically packaged beverages	6,027
Improved pricing on sunflower kernel products, partially offset by lower kernel volume	2,936
Higher volume and price for organic grains, and increased price of commodity soy, partially offset by lower pricing from commodity corn and lower volume of commodity corn and soy	2,470
Transfer of dairy blended food ingredient business from Ingredients Group	1,155
Higher customer demand for bird feed and other sunflower products, partially offset by reduced pricing and lower volume of in-shell sunflower products and sunflower planting seeds into international markets	244
Lower volume and reduced pricing for food ingredients	(1,936)
Revenues for the quarter ended June 30, 2012	$136,004

SUNOPTA INC.	34	June 30, 2012 10-Q

Gross margin in the Grains and Foods Group increased by $5,478 to $16,406 for the quarter ended June 30, 2012 compared to $10,928 for the quarter ended July 2, 2011, and the gross margin percentage increased by 3.4% to 12.1% . The increase in gross margin as a percentage of revenue was primarily due to higher volume and production efficiencies at our aseptic processing and packaging facilities, lower volume of expeller pressed oil that was sold at negative margins in the second quarter of 2011, lower export sunflower kernel sales that occurred at a loss in the second quarter of 2011, and improved pricing on planting seed sales into international markets. The table below explains the increase in gross margin:

Grains and Foods Group Gross Margin Changes
Gross Margin for the quarter ended July 2, 2011	$10,928
Increase in volume of aseptically packaged beverages and improved production efficiencies, partially offset by increased material costs	2,105
Lower volume of export sunflower kernel products that were sold at a loss in the prior year, combined with increased plant efficiencies and by-product contribution	1,304
Improved pricing and higher volume of organic grains and higher margin from commodity corn, partially offset by higher cost and lower volume of commodity soy	1,138
Increased pricing of sunflower planting seeds and improved roasting margins, partially offset by reduced in-shell sunflower volumes	524
Improved margins on food ingredients, particularly specialty oils	407
Gross Margin for the quarter ended June 30, 2012	$16,406

Operating income in the Grains and Foods Group increased by $5,216 or 98.8% to $10,496 for the quarter ended June 30, 2012, compared to $5,280 for the quarter ended July 2, 2011. The table below explains the increase in operating income:

Grains and Foods Group Operating Income Changes
Operating Income for the quarter ended July 2, 2011	$5,280
Increase in gross margin, as explained above	5,478
Decrease in foreign exchange gains	(179)
Increased compensation costs, bad debt expense and corporate cost allocations, offset by lower professional fees	(83)
Operating Income for the quarter ended June 30, 2012	$10,496

SUNOPTA INC.	35	June 30, 2012 10-Q

Ingredients Group
For the quarter ended	June 30, 2012	July 2, 2011	Change	% Change

Revenues	$20,486	$23,700	$(3,214)	-13.6%
Gross Margin	3,341	4,343	(1,002)	-23.1%
Gross Margin %	16.3%	18.3%		-2.0%

Operating Income	$839	$1,661	$(822)	-49.5%
Operating Income %	4.1%	7.0%		-2.9%

The Ingredients Group contributed $20,486 in revenues for the quarter ended June 30, 2012, compared to $23,700 for the quarter ended July 2, 2011, a $3,214 or 13.6% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes
Revenues for the quarter ended July 2, 2011	$23,700
Net effect of decrease in fruit ingredient volume, offset by improved pricing to the food service and industrial channels	(1,905)
Transfer of non-dairy blended food ingredient business to the Grains and Foods Group	(1,155)
Decrease in volume of oat and soy fiber ingredients, as well as reduced pricing due to competitive pressures	(894)
Increase in customer demand for starches and other blended food ingredients	740
Revenues for the quarter ended June 30, 2012	$20,486

Gross margin in the Ingredients Group decreased by $1,002 to $3,341 for the quarter ended June 30, 2012 compared to $4,343 for the quarter ended July 2, 2011, and the gross margin percentage decreased by 2.0% to 16.3% . Increasing raw material costs, such as organic sugar as well as oat and soy hulls, combined with lower demand for oat and soy fiber as well as industrial and food service fruit ingredients were the main causes of the decrease in gross margin rate. Positively impacting the gross margin rate were improved manufacturing efficiencies on higher production of oat and soy fiber, as well as stronger customer demand for starches and other blended food ingredients. The table below explains the decrease in gross margin:

Ingredients Group Gross Margin Changes
Gross Margin for the quarter ended July 2, 2011	$4,343
Lower customer demand for fruit ingredient offerings combined with an increase in input costs including organic sugar	(847)
Lower customer demand for oat and soy fiber combined with an increase in raw material and other input costs including oat and soy hulls	(306)
Increased contribution from higher volumes of starches and other blended food ingredients	151
Gross Margin for the quarter ended June 30, 2012	$3,341

SUNOPTA INC.	36	June 30, 2012 10-Q

Operating income in the Ingredients Group decreased by $822, or 49.5%, to $839 for the quarter ended June 30, 2012, compared to $1,661 for the quarter ended July 2, 2011. The table below explains the decrease in operating income:

Ingredients Group Operating Income Changes
Operating Income for the quarter ended July 2, 2011	$1,661
Decrease in gross margin, as explained above	(1,002)
Decrease in corporate cost allocations	70
Decrease in compensation costs, primarily due to headcount rationalization that occurred in the first quarter of 2012, offset by increased spending on general office costs, including travel and consulting	110
Operating Income for the quarter ended June 30, 2012	$839

Consumer Products Group
For the quarter ended	June 30, 2012	July 2, 2011	Change	% Change

Revenues	$49,091	$47,747	$1,344	2.8%
Gross Margin	4,371	4,069	302	7.4%
Gross Margin %	8.9%	8.5%		0.4%

Operating Income	$170	$122	$48	39.3%
Operating Income %	0.3%	0.3%		0.0%

The Consumer Products Group contributed $49,091 in revenues for the quarter ended June 30, 2012, compared to $47,747 for the quarter ended July 2, 2011, a $1,344 or 2.8% increase. The table below explains the increase in revenue:

Consumer Products Group Revenue Changes
Revenues for the quarter ended July 2, 2011	$47,747
Increased sales due to the launch of two flexible pouch filling lines on the U.S. west coast in the fourth quarter of 2011, and continued growth in our beverage categories offset by decreased brokerage revenues	2,626
Higher sales volume as a result of increased demand for our nutrition bar offerings	2,296
Incremental revenue due to the acquisition of Lorton’s on August 8, 2011	1,425
Decreased volume as we wind down industrial and food service product lines in our Frozen Foods operations	(5,003)
Revenues for the quarter ended June 30, 2012	$49,091

SUNOPTA INC.	37	June 30, 2012 10-Q

Gross margin in the Consumer Products Group increased by $302 to $4,371 for the quarter ended June 30, 2012 compared to $4,069 for the quarter ended July 2, 2011, and the gross margin percentage increased by 0.4% to 8.9% . The increase in gross margin as a percentage of revenue is due to the wind down of industrial and food service frozen food sales which contributed to lower margins compared to the expanding retail frozen food offerings. This was partially offset by negative contributions from Lorton’s, pre-production costs related to our U.S. east coast expansion project and higher production costs at our Healthy Snacks operation. The table below explains the increase in gross margin:

Consumer Products Group Gross Margin Changes
Gross Margin for the quarter ended July 2, 2011	$4,069
Higher margins realized on retail format frozen food sales and decreased storage costs as a result of lower inventory levels	2,044
Incremental gross margin loss at Lorton’s due to plant inefficiencies, transition costs, and a product withdrawal	(946)
Higher production and raw material costs at our Healthy Snacks operations	(512)
Facility start-up costs related to the expansion of consumer packaged processing capabilities on the U.S. east coast	(206)
Lower volumes in our brokerage operations	(78)
Gross Margin for the quarter ended June 30, 2012	$4,371

Operating income in the Consumer Products Group increased by $48, or 39.3%, to $170 for the quarter ended June 30, 2012, compared to $122 for the quarter ended July 2, 2011. The table below explains the increase in operating income:

Consumer Products Group Operating Income Changes
Operating Income for the quarter ended July 2, 2011	$122
Increase in gross margin, as explained above	302
SG&A savings primarily due to reduced headcount at our Frozen Foods operation	151
Incremental SG&A expenses from the acquisition of Lorton’s	(260)
Increase in corporate cost allocations	(145)
Operating Income for the quarter ended June 30, 2012	$170

SUNOPTA INC.	38	June 30, 2012 10-Q

International Foods Group
For the quarter ended	June 30, 2012	July 2, 2011	Change	% Change

Revenues	$45,513	$53,846	$(8,333)	-15.5%
Gross Margin	6,119	7,181	(1,062)	-14.8%
Gross Margin %	13.4%	13.3%		0.1%

Operating Income	$2,530	$2,785	$(255)	-9.2%
Operating Income %	5.6%	5.2%		0.4%

The International Foods Group contributed $45,513 in revenues for the quarter ended June 30, 2012, compared to $53,846 for the quarter ended July 2, 2011, an $8,333 or a 15.5% decrease. The table below explains the decrease in revenue:

International Foods Group Revenue Changes
Revenues for the quarter ended July 2, 2011	$53,846
Unfavorable impact on translation of revenues due to the weaker euro relative to the U.S. dollar	(5,595)
Lower volumes of organic commodities driven by weak European economy including coffee beans, sweeteners and fruit concentrates, partially offset by higher volumes of nuts, cocoa, and sesame	(4,430)
Increased commodity prices for organic commodities such as sweeteners, coffee beans and fruit concentrates	1,692
Revenues for the quarter ended June 30, 2012	$45,513

Gross margins in the International Foods Group decreased by $1,062 to $6,119 for the quarter ended June 30, 2012 compared to $7,181 for the quarter ended July 2, 2011, and the gross margin percentage increased by 0.1% to 13.4%. The increase in margin rate was due primarily to improved commodity pricing for organic ingredients. The table below explains the decrease in gross margin:

International Foods Group Gross Margin Changes
Gross Margin for the quarter ended July 2, 2011	$7,181
Unfavorable impact on translation of gross margin due to weaker euro relative to the U.S. dollar	(777)
Lower margins on reduced volumes of organic commodities such as frozen fruits and vegetables, orange juice, cocoa and coffee beans and decrease in bean prices	(588)
Improved margins on sweeteners due to a carryover of 2011 inventory at favorable prices	303
Gross Margin for the quarter ended June 30, 2012	$6,119

SUNOPTA INC.	39	June 30, 2012 10-Q

Operating income in the International Foods Group decreased by $255, or 9.2%, to $2,530 for the quarter ended June 30, 2012, compared to $2,785 for the quarter ended July 2, 2011. The table below explains the decrease in operating income:

International Foods Group Operating Income Changes
Operating Income for the quarter ended July 2, 2011	$2,785
Decrease in gross margin, as explained above	(1,062)
Increase in corporate allocations	(113)
Higher compensation in our European operations due to increased headcount and salaries	(111)
Favorable impact on euro borne SG&A spending due to the weaker euro relative to the U.S. dollar	443
Foreign exchange gains on forward foreign exchange contracts	588
Operating Income for the quarter ended June 30, 2012	$2,530

Opta Minerals
For the quarter ended	June 30, 2012	July 2, 2011	Change	% Change

Revenues	$31,214	$24,787	$6,427	25.9%
Gross Margin	6,851	5,458	1,393	25.5%
Gross Margin %	21.9%	22.0%		-0.1%

Operating Income	$1,817	$2,159	$(342)	-15.8%
Operating Income %	5.8%	8.7%		-2.9%

Opta Minerals contributed $31,214 in revenues for the quarter ended June 30, 2012, compared to $24,787 for the quarter ended July 2, 2011, a $6,427 or a 25.9% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenues for the quarter ended July 2, 2011	$24,787
Incremental revenue due to the acquisitions of Babco on February 10, 2012 and Inland on November 10, 2011	3,923
Increased volumes of mill and foundry products as a result of increased demand for magnesium, chromite and lime blends	3,463
Decreased volumes of abrasive and other industrial mineral product and services	(959)
Revenues for the quarter ended June 30, 2012	$31,214

SUNOPTA INC.	40	June 30, 2012 10-Q

Gross margin for Opta Minerals increased by $1,393 to $6,851 for the quarter ended June 30, 2012 compared to $5,458 for the quarter ended July 2, 2011, and the gross margin percentage decreased by 0.1% to 21.9% . The decrease in gross margin as a percentage of revenue was due primarily to product mix and increased raw material and plant costs due to safety-related repairs and maintenance and higher labor costs. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the quarter ended July 2, 2011	$5,458
Incremental gross margin due to the acquisitions of Babco and Inland	1,245
Impact of increased volume of mill and foundry products due to higher demand	166
Margin impact of decreased abrasive and other industrial mineral products and services	(18)
Gross Margin for the quarter ended June 30, 2012	$6,851

Operating income for Opta Minerals decreased by $342, or 15.8%, to $1,817 for the quarter ended June 30, 2012, compared to $2,159 for the quarter ended July 2, 2011. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating Income for the quarter ended July 2, 2011	$2,159
Increase in gross margin, as explained above	1,393
Increased bad debt expense due to bankruptcy of customer	(945)
Decrease in foreign exchange gains	(609)
Incremental SG&A due to the acquisitions of Babco and Inland	(208)
Decrease in other SG&A, including stock compensation expense	27
Operating Income for the quarter ended June 30, 2012	$1,817

SUNOPTA INC.	41	June 30, 2012 10-Q

Corporate Services
For the quarter ended	June 30, 2012	July 2, 2011	Change	% Change

Operating Loss	$(1,504)	$(2,227)	$723	32.5%

Operating loss at Corporate Services decreased by $723 to $1,504 for the quarter ended June 30, 2012, from a loss of $2,227 for the quarter ended July 2, 2011. The table below explains the decrease in operating loss:

Corporate Services Operating Income Changes
Operating Loss for the quarter ended July 2, 2011	($2,227)
Increase in foreign exchange gains	797
Increase in corporate management fees that are allocated to SunOpta operating groups	302
Decrease in SG&A costs due to the weakened Canadian dollar causing Canadian borne expenses to be less costly when translated into U.S. dollars	166
Higher compensation related costs due to increased short-term incentive and stock-based compensation expenses, partially offset by headcount rationalizations that occurred in the first quarter of 2012	(482)
Net effect of higher group health and benefits costs due to increased claims, offset by reduced corporate overhead including professional fees and other administrative costs	(60)
Operating Loss for the quarter ended June 30, 2012	($1,504)

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

SUNOPTA INC.	42	June 30, 2012 10-Q

Consolidated Results of Operations

For the two quarters ended	June 30, 2012	July 2, 2011	Change	Change
	$	$	$	%
Revenues
SunOpta Foods	482,090	474,145	7,945	1.7%
Opta Minerals	59,546	46,393	13,153	28.4%
Total revenues	541,636	520,538	21,098	4.1%
Gross profit
SunOpta Foods	58,476	54,003	4,473	8.3%
Opta Minerals	13,098	10,609	2,489	23.5%
Total gross profit	71,574	64,612	6,962	10.8%
Segment operating income (loss)(1)
SunOpta Foods	25,588	21,272	4,316	20.3%
Opta Minerals	4,898	4,610	288	6.2%
Corporate Services	(3,357)	(4,363)	1,006	23.1%
Total segment operating income	27,129	21,519	5,610	26.1%
Other expense, net	1,742	(2,894)	4,636	160.2%
Earnings from continuing operations before the following	25,387	24,413	974	4.0%
Interest expense, net	5,141	4,504	637	14.1%
Provision for income taxes	6,355	7,423	(1,068)	-14.4%
Earnings from continuing operations	13,891	12,486	1,405	11.3%
Earnings attributable to non-controlling interests	935	1,379	(444)	-32.2%
Loss from discontinued operations, net of taxes	405	(1,625)	2,030	124.9%
Gain on sale of discontinued operations, net of taxes	676	-	676	n/m
Earnings attributable to SunOpta Inc.	14,037	9,482	4,555	48.0%

(1)

The following table presents a reconciliation of segment operating income (loss) to “earnings (loss) from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to page 30, note (1) regarding the use of non-GAAP measures).

	Grains		Consumer	International
	and Foods	Ingredients	Products	Foods	SunOpta	Opta	Corporate	Consol-
	Group	Group	Group	Group	Foods	Minerals	Services	idated
For the two quarters ended	$	$	$	$	$	$	$	$
June 30, 2012
Segment operating income (loss)	18,882	2,068	(5)	4,643	25,588	4,898	(3,357)	27,129
Other income (expense), net	22	(224)	(113)	-	(315)	(439)	(988)	(1,742)
Earnings (loss) from continuing operations before the following	18,904	1,844	(118)	4,643	25,273	4,459	(4,345)	25,387

July 2, 2011
Segment operating income (loss)	11,568	4,627	(356)	5,433	21,272	4,610	(4,363)	21,519
Other income (expense), net	32	(59)	3,649	-	3,622	-	(728)	2,894
Earnings (loss) from continuing operations before the following	11,600	4,568	3,293	5,433	24,894	4,610	(5,091)	24,413

SUNOPTA INC.	43	June 30, 2012 10-Q

Revenues for the two quarters ended June 30, 2012 increased by 4.1% to $541,636 from $520,538 for the two quarters ended July 2, 2011. Revenues in SunOpta Foods increased by 1.7% to $482,090 and revenues in Opta Minerals increased by 28.4% to $59,546. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 6% on a consolidated basis, due primarily to higher sales volumes of value-added aseptic and other consumer packaged goods, and strong sales of organic feed products and sunflower planting seeds into international markets, as well as higher volumes in the mill and foundry products segment at Opta Minerals. Those factors were partially offset by lower demand for organic commodities in Europe due to economic uncertainty, as well as lower volumes and pricing for fiber and fruit ingredient products.

Gross profit increased $6,962, or 10.8%, to $71,574 for the two quarters ended June 30, 2012, compared with $64,612 for the two quarters ended July 2, 2011. As a percentage of revenues, gross profit for the two quarters ended June 30, 2012 was 13.2% compared to 12.4% for the two quarters ended July 2, 2011, an increase of 0.8% . The increase in gross profit percentage reflected the strong growth in higher-margin aseptic and consumer packaged goods categories and reduced losses on export sales of sunflower kernels, as well as the positive impact of product rationalization efforts at our frozen foods operation. Negatively impacting gross profit percentage for the quarter ended June 30, 2012 were operating losses at our juice extraction and packaging operation, as well as reduced efficiencies in our fiber and fruit ingredients operations due to lower production volumes. In addition, we incurred pre-production costs of $467 in the first two quarters of 2012, related to the build-out of a facility on the U.S. east coast to house re-sealable pouch filling lines.

Segment operating income for the two quarters ended June 30, 2012 increased by $5,610, or 26.1%, to $27,129, compared with $21,519 for the two quarters ended July 2, 2011. As a percentage of revenue, segment operating income was 5.0% for the two quarters ended June 30, 2012, compared with 4.1% for the two quarters ended July 2, 2011. Overall, the increase in segment operating income at SunOpta Foods reflected the strong performance of the aseptic and grains-based businesses including sunflower, and gross margin and cost structure improvements at the frozen food operations, partially offset by a $945 bad debt provision at Opta Minerals in the second quarter of 2012, due to the bankruptcy filing of a large steel products customer.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the two quarters ended June 30, 2012 of $1,742 included accrued severance of $795 payable to a former executive officer and other employee severances of $500 related to rationalization efforts undertaken to streamline operations and improve efficiencies within SunOpta Foods, as well as $401 of transaction costs incurred by Opta Minerals in connection with the acquisition of Babco and proposed acquisition of WGI. Other income for the two quarters ended July 2, 2011 included a $3,048 gain on sale of frozen food assets located in Mexico.

The increase in interest expense of $637 to $5,141 for the two quarters ended June 30, 2012, compared with $4,504 for the two quarters ended July 2, 2011, reflected an increase in long-term debt at Opta Minerals in connection with the Babco acquisition.

The provision for income tax for the two quarters ended June 30, 2012 was $6,355 compared to $7,423 for the two quarters ended July 2, 2011. The provision for income tax for the two quarters ended June 30, 2012 includes a deferred tax benefit of $990 (before non-controlling interest) related to the recognition of existing non-capital loss carryforwards at Opta Minerals in the second quarter of 2012, following the acquisition and amalgamation of Babco. Excluding this one-time benefit, the annual effective income tax rate for 2012 is expected to be between 36% and 39%.

Earnings from continuing operations for the two quarters ended June 30, 2012 were $13,891, as compared to $12,486 for the two quarters ended July 2, 2011, an increase of $1,405 or 11.3% . Diluted earnings per share from continuing operations were $0.19 for the two quarters ended June 30, 2012, compared with $0.17 for the two quarters ended July 2, 2011.

Earnings attributable to non-controlling interests for the two quarters ended June 30, 2012 were $935, compared with earnings of $1,379 for the two quarters ended July 2, 2011. The $444 decrease was due to lower net earnings in the speciality coffee operation of a less-than-wholly-owned subsidiary of TOC.

Earnings from discontinued operations, net of taxes, of $405 for the two quarters ended June 30, 2012 and losses of $1,625 for the two quarters ended July 2, 2011, reflected the results of operations of Purity, as well as costs incurred relating to CSOP, including legal fees and interest costs in connection with arbitration proceedings related to the joint venture agreement.

SUNOPTA INC.	44	June 30, 2012 10-Q

In the second quarter of 2012, we recognized a gain on sale of discontinued operations, net of taxes, of $676 related to the disposition of Purity.

On a consolidated basis, we realized earnings of $14,037 (diluted earnings per share of $0.21) for the two quarters ended June 30, 2012, compared with earnings of $9,482 (diluted earnings per share of $0.14) for the two quarters ended July 2, 2011.

Segmented Operations Information

SunOpta Foods
For the two quarters ended	June 30, 2012	July 2, 2011	Change	% Change

Revenues	$482,090	$474,145	$7,945	1.7%
Gross margin	58,476	54,003	4,473	8.3%
Gross margin %	12.1%	11.4%		0.7%

Operating income	$25,588	$21,272	$4,316	20.3%
Operating income %	5.3%	4.5%		0.8%

SunOpta Foods contributed $482,090 or 89.0% of consolidated revenue for the two quarters ended June 30, 2012, compared with $474,145 or 91.1% of consolidated revenues for the two quarters ended July 2, 2011, an increase of $7,945. Revenues in SunOpta Foods increased 1.7% compared to the two quarters ended July 2, 2011. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 5% in SunOpta Foods, driven by strong growth in integrated packaged food product categories, offset by decreased fiber and fruit ingredients, and lower European demand. The table below explains the increase in revenue by group for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the two quarters ended July 2, 2011	$474,145
Increase in the Grains and Foods Group	16,804
Decrease in the Ingredients Group	(7,501)
Increase in the Consumer Products Group	10,552
Decrease in the International Foods Group	(11,910)
Revenues for the two quarters ended June 30, 2012	$482,090

Gross margin in SunOpta Foods increased by $4,473 for the two quarters ended June 30, 2012 to $58,476, or 12.1% of revenues, compared with $54,003, or 11.4% of revenues for the two quarters ended July 2, 2011. The table below explains the increase in gross margin by group for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the two quarters ended July 2, 2011	$54,003
Increase in the Grains and Foods Group	7,814
Decrease in the Ingredients Group	(2,692)
Increase in the Consumer Products Group	702
Decrease in the International Foods Group	(1,351)
Gross margin for the two quarters ended June 30, 2012	$58,476

SUNOPTA INC.	45	June 30, 2012 10-Q

Operating income in SunOpta Foods increased by $4,316 for the two quarters ended June 30, 2012 to $25,588 or 5.3% of revenues, compared with $21,272 or 4.5% of revenues for the two quarters ended July 2, 2011. The table below explains the increase in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating income for the two quarters ended July 2, 2011	$21,272
Increase in gross margin, as explained above	4,473
Increase in SG&A costs	(457)
Increase in foreign exchange gains	300
Operating income for the two quarters ended June 30, 2012	$25,588

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains and Foods Group
For the two quarters ended	June 30, 2012	July 2, 2011	Change	% Change

Revenues	$257,179	$240,375	$16,804	7.0%
Gross margin	30,744	22,930	7,814	34.1%
Gross margin %	12.0%	9.5%		2.5%

Operating income	$18,882	$11,568	$7,314	63.2%
Operating income %	7.3%	4.8%		2.5%

The Grains and Foods Group contributed $257,179 in revenues for the two quarters ended June 30, 2012, compared to $240,375 for the two quarters ended July 2, 2011, a $16,804 or 7.0% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenues for the two quarters ended July 2, 2011	$240,375
Increased volume and higher pricing of aseptically packaged beverages	11,815
Higher pricing and increased volume of organic grains, as well as higher volume of commodity soy, partially offset by lower pricing for commodity corn	4,399
Improved pricing on sunflower kernel products	2,357
Transfer of dairy blended food ingredient business from Ingredients Group	2,297
Increased volume of sunflower planting seeds sold into international markets	2,122
Lower volume and reduced pricing for food ingredients	(3,533)
Lower volume of in-shell sunflower products and volume from bird food streams, partially offset by improved in-shell pricing	(2,653)
Revenues for the two quarters ended June 30, 2012	$257,179

SUNOPTA INC.	46	June 30, 2012 10-Q

Gross margin in the Grains and Foods Group increased by $7,814 to $30,744 for the two quarters ended June 30, 2012 compared to $22,930 for the two quarters ended July 2, 2011, and the gross margin percentage increased by 2.5% to 12.0% . The increase in gross margin as a percentage of revenue was primarily due to increased sales and production efficiencies at our aseptic processing and packaging facilities, improved margins on expeller pressed oil contracts that negatively impacted margins in the first two quarters of 2011, reduced export sunflower kernel sales that occurred at negative margins in the first two quarters of 2011, improved pricing on organic grains, and higher margins from planting seed sales into international markets. The table below explains the increase in gross margin:

Grains and Foods Group Gross Margin Changes
Gross margin for the two quarters ended July 2, 2011	$22,930
Lower volume of export sunflower kernel products that were sold at a loss in the prior year, partially offset by lower plant efficiencies and reduced by-product contribution due to lower volumes	2,198
Increased volume of aseptically packaged beverages and food ingredients, combined with improved plant efficiencies, partially offset by increased raw material costs	2,178
Improved pricing on organic grains and higher volume of commodity corn, partially offset by higher cost of commodity soy	1,553
Increased pricing of sunflower planting seeds and improved roasting margins, partially offset by reduced in-shell volumes	954
Improved margins on food ingredients, particularly specialty oils	931
Gross margin for the two quarters ended June 30, 2012	$30,744

Operating income in the Grains and Foods Group increased by $7,314, or 63.2%, to $18,882 for the two quarters ended June 30, 2012, compared to $11,568 for the two quarters ended July 2, 2011. The table below explains the increase in operating income:

Grains and Foods Group Operating Income Changes
Operating income for the two quarters ended July 2, 2011	$11,568
Increase in gross margin, as explained above	7,814
Decrease in compensation costs, primarily due to headcount reduction that occurred in the first quarter of 2012	157
Decrease in foreign exchange gains	(421)
Increase in corporate cost allocations	(236)
Operating income for the two quarters ended June 30, 2012	$18,882

Looking forward, we believe the Grains and Foods business is well positioned in growing natural and organic foods categories. We expect the aseptic processing and packaging expansion at our U.S. west coast facility, which is underway, to continue to enhance our capacity to manufacture aseptic soy and alternative beverages. We also intend to focus our efforts on growing our identity preserved, non-genetically modified ("non-GMO") and organic grains business, expanding revenues from natural and organic grains based ingredients and continuing to focus on value-added ingredient and packaged product offerings. We intend to pursue internal growth and acquisition opportunities that are aligned with the Group’s core vertically integrated grain business model. Additionally, the international expansion of our sales base via strategic relationships for procurement of product is expected to drive incremental sales volume. Our long-term target for the Grains and Foods Group is to achieve a segment operating margin of 6% to 8% which assumes we are able to secure a consistent quantity and quality of grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	47	June 30, 2012 10-Q

Ingredients Group
For the two quarters ended	June 30, 2012	July 2, 2011	Change	% Change

Revenues	$42,135	$49,636	$(7,501)	-15.1%
Gross margin	7,141	9,833	(2,692)	-27.4%
Gross margin %	16.9%	19.8%		-2.9%

Operating income	$2,068	$4,627	$(2,559)	-55.3%
Operating income %	4.9%	9.3%		-4.4%

The Ingredients Group contributed $42,135 in revenues for the two quarters ended June 30, 2012, compared to $49,636 for the two quarters ended July 2, 2011, a $7,501 or 15.1% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes
Revenues for the two quarters ended July 2, 2011	$49,636
Net effect of decrease in fruit ingredient volume, offset by improved pricing to the food service and industrial channels	(2,639)
Decrease in volume of oat and soy fiber ingredients, as well as reduced pricing due to competitive pressures	(2,570))
Transfer of non-dairy blended food ingredient business to the Grains and Foods Group	(2,297)
Decrease in fiber volumes due to a loss of a significant customer in the first quarter of 2011	(1,089)
Increase in customer demand for starches and other blended food ingredients	1,094
Revenues for the two quarters ended June 30, 2012	$42,135

The Ingredients Group gross margin decreased by $2,692 to $7,141 for the two quarters ended June 30, 2012 compared to $9,833 for the two quarters ended July 2, 2011, and the gross margin percentage decreased by 2.9% to 16.9% . Lower customer demand for fiber and fruit ingredients, as well as higher raw material input costs and pricing pressure in the fiber market were the main drivers behind the decrease in the gross margin rate. Partially offsetting these margin rate decreases were improved efficiencies on higher production of fiber, starches and other blended food ingredients, as certain facilities were idled in the prior year. The table below explains the decrease in gross margin:

Ingredients Group Gross Margin Changes
Gross margin for the two quarters ended July 2, 2011	$9,833
Lower customer demand for fruit ingredient offerings combined with an increase in input costs including organic sugar	(1,504)
Lower customer demand for oat and soy fiber combined with an increase in raw material and other input costs including oat and soy hulls	(1,392)
Loss of a significant customer in the first quarter of 2011	(351)
Increased contribution from higher volumes of starches and other blended food ingredients	555
Gross margin for the two quarters ended June 30, 2012	$7,141

SUNOPTA INC.	48	June 30, 2012 10-Q

Operating income in the Ingredients Group decreased by $2,559, or 55.3%, to $2,068 for the two quarters ended June 30, 2012, compared to $4,627 for the two quarters ended July 2, 2011. The table below explains the decrease in operating income:

Ingredients Group Operating Income Changes
Operating income for the two quarters ended July 2, 2011	$4,627
Decrease in gross margin, as explained above	(2,692)
Increased spending on general office and related costs	(196)
Decrease in compensation costs, primarily due to headcount rationalization that occurred in the first quarter of 2012	189
Decrease in corporate cost allocations	140
Operating income for the two quarters ended June 30, 2012	$2,068

Looking forward, we intend to continue to concentrate on growing the Ingredients Group’s fiber, fruit and specialty ingredients portfolio and customer base through product and process innovation and diversification. We are focused on replacing fiber volume lost early in 2011 as a result of a significant customer changing to an alternative fiber product. We recently announced the introduction of two alternative fibers and an innovative new starch ingredient offering. We also expect our recently commissioned aseptic fruit ingredient line at our Southgate, California facility to increase capacity and drive incremental volumes and cost savings over the balance of 2012. The focus of the Ingredients Group continues to revolve around revenue expansion combined with a culture of continuous improvement to further increase capacity utilization, reduce costs, and sustain margins. Our long-term target for the Ingredients Group is to realize segment operating margins of 12% to 15%. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs, increased competition, loss of key customers, an inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	49	June 30, 2012 10-Q

Consumer Products Group
For the two quarters ended	June 30, 2012	July 2, 2011	Change	% Change

Revenues	$94,243	$83,691	$10,552	12.6%
Gross margin	8,150	7,448	702	9.4%
Gross margin %	8.6%	8.9%		-0.3%

Operating loss	$(5)	$(356)	$351	98.6%
Operating loss %	0.0%	-0.4%		0.4%

The Consumer Products Group contributed $94,243 in revenues for the two quarters ended June 30, 2012, compared to $83,691 for the two quarters ended July 2, 2011, a $10,552 or 12.6% increase. The table below explains the increase in revenue:

Consumer Products Group Revenue Changes
Revenues for the two quarters ended July 2, 2011	$83,691
Increased sales due to the launch of two flexible pouch filling lines on the U.S. west coast in the fourth quarter of 2011, continued growth in our beverage categories, offset by decreased brokerage revenues	6,966
Higher sales volume as a result of increases in the healthy fruit snack category and increased volume to existing and new customers for nutrition bar offerings	6,815
Incremental revenue due to the acquisition of Lorton’s on August 8, 2011	2,618
Decreased volume as we wind down industrial and food service product lines in our Frozen Foods operations, partially offset by higher volumes on retail offerings	(5,847)
Revenues for the two quarters ended June 30, 2012	$94,243

Gross margin in the Consumer Products Group increased by $702 to $8,150 for the two quarters ended June 30, 2012 compared to $7,448 for the two quarters ended July 2, 2011, and the gross margin percentage decreased by 0.3% to 8.6% . The decrease in gross margin as a percentage of revenue was due to negative contributions from Lorton’s, pre-production costs related to our U.S. east coast expansion project and higher production costs at our Healthy Snacks operation. The table below explains the increase in gross margin:

Consumer Products Group Gross Margin Changes
Gross margin for the two quarters ended July 2, 2011	$7,448
Higher volume and margin realized on retail format frozen food sales and decreased storage costs as a result of lower inventory levels	2,742
Increased volume and margin due to sales of our new flexible pouch offerings offset by margin declines due to pricing pressure in other consumer packaged categories	263
Incremental gross margin loss at Lorton’s due to plant inefficiencies, transition costs and a product withdrawal	(1,615)
Higher production and raw material costs at our Healthy Snacks operations	(332)
Facility start-up costs related to the expansion of consumer packaged processing capabilities on the U.S. east coast	(356)
Gross margin for the two quarters ended June 30, 2012	$8,150

SUNOPTA INC.	50	June 30, 2012 10-Q

Operating loss in the Consumer Products Group decreased by $351, or 98.6%, to a loss of $5 for the two quarters ended June 30, 2012, compared to a loss of $356 for the two quarters ended July 2, 2011. The table below explains the decrease in operating loss:

Consumer Products Group Operating Loss Changes
Operating loss for the two quarters ended July 2, 2011	($356)
Increase in gross margin, as explained above	702
SG&A savings primarily due to reduced headcount at our Frozen Foods operation	442
Incremental SG&A expenses from the acquisition of Lorton’s	(502)
Increase in corporate cost allocations	(291)
Operating loss for the two quarters ended June 30, 2012	($5)

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

SUNOPTA INC.	51	June 30, 2012 10-Q

International Foods Group
For the two quarters ended	June 30, 2012	July 2, 2011	Change	% Change

Revenues	$88,533	$100,443	$(11,910)	-11.9%
Gross margin	12,441	13,792	(1,351)	-9.8%
Gross margin %	14.1%	13.7%		0.4%

Operating income	$4,643	$5,433	$(790)	-14.5%
Operating income %	5.2%	5.4%		-0.2%

The International Foods Group contributed $88,533 in revenues for the two quarters ended June 30, 2012, compared to $100,443 for the two quarters ended July 2, 2011, an $11,910 or 11.9% decrease. The table below explains the decrease in revenue:

International Foods Group Revenue Changes
Revenues for the two quarters ended July 2, 2011	$100,443
Lower volumes of organic commodities, driven by a weak European economy, such as coffee beans, sweeteners and fruit concentrates, partially offset by higher volumes of nuts, cocoa, and sesame	(8,720)
Unfavorable impact on translation of revenues due to the weaker euro relative to the U.S. dollar	(7,545)
Increased commodity prices for organic commodities including sweeteners, coffee beans and fruit concentrates	4,355
Revenues for the two quarters ended June 30, 2012	$88,533

Gross margin in the International Foods Group decreased by $1,351 to $12,441 for the two quarters ended June 30, 2012 compared to $13,792 for the two quarters ended July 2, 2011. Gross margin as a percentage of revenues was higher by 0.4% due to improved commodity pricing for organic ingredients. The table below explains the decrease in gross margin:

International Foods Gross Margin Changes
Gross margin for the two quarters ended July 2, 2011	$13,792
Unfavorable impact on translation of gross margin due to the weaker euro relative to the U.S. dollar	(1,061)
Lower margins on reduced volumes of organic commodities such as coffee beans, sweeteners and fruit concentrates	(1,046)
Improved margin on sweeteners due to a carryover of 2011 inventory at favorable prices	756
Gross margin for the two quarters ended June 30, 2012	$12,441

SUNOPTA INC.	52	June 30, 2012 10-Q

Operating income in the International Foods Group decreased by $790, or 14.5%, to $4,643 for the two quarters ended June 30, 2012, compared to $5,433 for the two quarters ended July 2, 2011. The table below explains the decrease in operating income:

International Foods Group Operating Income Changes
Operating income for the two quarters ended July 2, 2011	$5,433
Decrease in gross margin, as explained above	(1,351)
Higher compensation and other SG&A expenses in our European operations due to increased headcount	(534)
Increase in corporate allocations	(218)
Favorable impact on euro borne SG&A spending due to the weaker euro relative to the U.S. dollar	602
Foreign exchange gains on forward foreign exchange contracts	711
Operating income for the two quarters ended June 30, 2012	$4,643

Looking forward, the International Foods Group is focused on leveraging its sourcing, supply, and processing and distribution expertise to grow its portfolio of organic ingredients. Long-term group operating margins are targeted at 5% to 6% of revenues, which are expected to be achieved through a combination of sourcing, pricing and product development strategies. We also intend to forward and backward integrate where opportunities exist, expand our processing expertise and increase our value-added capabilities. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable fluctuations in foreign exchange, reduced demand for natural and organic ingredients, increased competition, delayed synergies, as well as our inability to realize our particular strategic expansion goals, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

Opta Minerals
For the two quarters ended	June 30, 2012	July 2, 2011	Change	% Change

Revenues	$59,546	$46,393	$13,153	28.4%
Gross margin	13,098	10,609	2,489	23.5%
Gross margin %	22.0%	22.9%		-0.9%

Operating income	$4,898	$4,610	$288	6.2%
Operating income %	8.2%	9.9%		-1.7%

Opta Minerals contributed $59,546 in revenues for the two quarters ended June 30, 2012, compared to $46,393 for the two quarters ended July 2, 2011, a $13,153 or 28.4% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenues for the two quarters ended July 2, 2011	$46,393
Increased volumes of mill and foundry products as a result of increased demand for magnesium, chromite and lime blends	7,205
Incremental revenue due to the acquisition of Babco on February 10, 2012 and Inland on November 10, 2011	6,403
Decreased volumes of abrasive and other industrial mineral product and services	(455)
Revenues for the two quarters ended June 30, 2012	$59,546

SUNOPTA INC.	53	June 30, 2012 10-Q

Gross margin for Opta Minerals increased by $2,489 to $13,098 for the two quarters ended June 30, 2012 compared to $10,609 for the two quarters ended July 2, 2011, and the gross margin percentage decreased by 0.9% to 22.0% . The decrease in gross margin as a percentage of revenue is largely driven by changes in product mix within mill and foundry product categories. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross margin for the two quarters ended July 2, 2011	$10,609
Incremental gross margin due to the acquisitions of Babco and Inland	1,948
Impact of increased volume of mill and foundry products due to higher demand	345
Net margin impact on abrasive and other industrial mineral products and services	196
Gross margin for the two quarters ended June 30, 2012	$13,098

Operating income for Opta Minerals increased by $288, or 6.2%, to $4,898 for the two quarters ended June 30, 2012, compared to $4,610 for the two quarters ended July 2, 2011. The table below explains the increase in operating income:

Opta Minerals Operating Income Changes
Operating income for the two quarters ended July 2, 2011	$4,610
Increase in gross margin, as explained above	2,489
Increased bad debt expense due to bankruptcy of customer	(945)
Decrease in foreign exchange gains	(830)
Incremental SG&A due to the acquisitions of Babco and Inland	(317)
Increase in stock compensation expense, office supplies, depreciation and other SG&A	(109)
Operating income for the two quarters ended June 30, 2012	$4,898

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

SUNOPTA INC.	54	June 30, 2012 10-Q

Corporate Services
For the two quarters ended	June 30, 2012	July 2, 2011	Change	% Change

Operating loss	$(3,357)	$(4,363)	$1,006	23.1%

Operating loss at SunOpta Corporate Services decreased by $1,006 to $3,357 for the two quarters ended June 30, 2012, from a loss of $4,363 for the two quarters ended July 2, 2011. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the two quarters ended July 2, 2011	($4,363)
Increase in foreign exchange gains	1,184
Increase in corporate management fees that are allocated to SunOpta operating groups	605
Decrease in SG&A costs due to the weakened Canadian dollar causing Canadian borne expenses to be less costly when translated into U.S. dollars	212
Higher compensation related costs due to increased short-term incentive and stock- based compensation expenses, partially offset by headcount rationalizations that occurred in the first quarter of 2012	(783)
Net effect of higher group health and benefits costs due to increased claims offset by reduced corporate overhead including professional fees and other administrative costs	(212)
Operating loss for the two quarters ended June 30, 2012	($3,357)

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

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

  Existing cash and cash equivalents;

  Available operating lines of credit;

  Cash flows generated from operating activities;

  Cash flows generated from the exercise, if any, of stock options or warrants during the year;

  Additional long-term financing; and

  Sale of non-core divisions, or assets.

On July 27, 2012, we entered into an amended and restated credit agreement with a syndicate of lenders. The amended agreement provides secured revolving credit facilities of Cdn $10,000 and $165,000, as well as an additional $50,000 in availability upon the exercise of an uncommitted accordion feature. These facilities mature on July 27, 2016, with the outstanding principal amount repayable in full on the maturity date. The facilities replace our previous line of credit facilities of Cdn $10,000 and $115,000, and refinance non-revolving term facilities totalling $21,077 as at June 30, 2012, which were due to mature on October 30, 2012.

On July 24, 2012, Opta Minerals amended its credit agreement to include a Cdn $20,000 revolving term credit facility until December 31, 2012 (reducing to Cdn $15,000 on January 1, 2013) and a Cdn $52,500 non-revolving term credit facility. The first tranche of the non-revolving term credit facility is for an amount of Cdn $37,500, which was used by Opta Minerals to refinance its existing borrowings, with the principal repayable in equal quarterly installments of Cdn $938. The second tranche is for an amount of Cdn $15,000 and can only be used to fund the proposed acquisition of WGI, with the principal repayable in equal quarterly installments of Cdn $375 after the completion of the acquisition. The second tranche will be cancelled if not drawn by Opta Minerals before October 31, 2012. The revolving term credit facility matures on August 14, 2013, with the outstanding principal amount repayable in full on the maturity date, and the non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date.

SUNOPTA INC.	55	June 30, 2012 10-Q

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

Cash Flows

Cash flows for the quarter ended June 30, 2012

Net cash and cash equivalents decreased $482 in the second quarter of 2012 to $3,247 as at June 30, 2012, compared with $3,729 at March 31, 2012, which reflected the following uses of cash:

  repayment of $29,534 under line of credit facilities;

  capital expenditures of $6,995, related to the expansion of our aseptic capacity and other manufacturing capabilities; and

  repayments of long-term debt of $3,793.

Mostly offset by the following sources of cash:

  cash provided by continuing operating activities of $28,966; and

  net proceeds from the sale of Purity of $12,189.

Cash provided by operating activities from continuing operations was $28,966 in the second quarter of 2012, compared with $20,784 in the second quarter of 2011, an increase of $8,182, reflecting an increase in earnings from continuing operations before changes in non-cash working capital of $5,355, primarily due to the strong performance of the aseptic and grains-based operations including sunflower, and gross margin improvements at the frozen foods operations.

Cash used in investing activities of continuing operations was $7,451 in the second quarter of 2012, compared with $2,973 in the second quarter of 2011, an increase of $4,478, primarily due to an increase in capital expenditures of $1,698 in the second quarter of 2012, and proceeds of $2,773 from the sale of frozen food assets located in Mexico during the second quarter of 2011. Cash provided by investing activities of discontinued operations of $12,147 in the second quarter of 2012, primarily reflected the net proceeds from the sale of Purity of $12,189.

Cash used in financing activities of continuing operations was $33,886 in the second quarter of 2012, compared with $17,680 in the second quarter of 2011, an increase of $16,206, reflecting an increase of $15,410 in repayments under line of credit facilities, primarily from the proceeds on the disposition of Purity.

SUNOPTA INC.	56	June 30, 2012 10-Q

Cash flows for the two quarters ended June 30, 2012

Net cash and cash equivalents increased $869 in the first two quarters of 2012 to $3,247 as at June 30, 2012, compared with $2,378 at December 31, 2011, which reflected the following sources of cash:

  cash provided by continuing operating activities of $21,856;

  increased long-term debt of $19,373, mainly in connection with the acquisition of Babco; and

  net proceeds from the sale of Purity of $12,189.

Mostly offset by the following uses of cash:

  cash consideration paid to acquire Babco of $17,530;

  capital expenditures of $11,914, related to the expansion of our aseptic capacity and other manufacturing capabilities;

  repayments of long-term debt of $10,823; and

  net repayments of $10,526 under line of credit facilities.

Cash provided by operating activities from continuing operations was $21,856 in the first two quarters of 2012, compared with cash used of $12,687 in the first two quarters of 2011, an increase of $34,543, primarily reflecting an increase in earnings from continuing operations before changes in non-cash working capital of $11,033, primarily due to the strong performance of the aseptic and grains-based operations including sunflower, and gross margin improvements at the frozen foods operations, as well as significantly lower purchases of grain commodities including sunflower and soy, due to a decision to carry over inventory from the 2011 crop year, and contract less acres in 2012, in order to realize the benefit from increasing commodity prices. In addition, this decline reflected reduced purchases of fruit-based commodities due to product rationalization efforts at our frozen foods operation.

Cash used in investing activities of continuing operations was $30,002 in the first two quarters of 2012, compared with $6,909 in the first two quarters of 2011, an increase of $23,093, reflecting cash paid to acquire Babco of $17,530 and an increase in capital expenditures of $2,740 in the first two quarters of 2012, compared with proceeds of $2,773 from the sale of the Mexican frozen food assets in the second quarter of 2011. Cash provided by investing activities of discontinued operations of $12,134 in the first two quarters of 2012, primarily reflected the net proceeds from the sale of Purity of $12,189.

Cash used in financing activities of continuing operations was $2,757 in the first two quarters of 2012, compared with cash provided by financing activities of $23,120 in the first two quarters of 2011, a decrease of $25,877, primarily due to a decrease of $38,953 in borrowings under line of credit facilities, reflecting reduced inventory purchases in the first two quarters of 2012 and the proceeds from the disposition of Purity, which was partially offset by a $19,373 increase in long-term debt mainly related to the Babco acquisition.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

With the exception of amendments to our syndicated credit facilities and Opta Minerals credit facilities (as described above under “Liquidity and Capital Resources”), there have been no material changes outside the normal course of business in our contractual obligations since December 31, 2011.

SUNOPTA INC.	57	June 30, 2012 10-Q

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended June 30, 2012. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	58	June 30, 2012 10-Q

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

A separate arbitration proceeding occurred between Grains and Foods and Colorado Mills to resolve direct claims each party asserted against the other. The case was arbitrated during the week of August 8, 2011 and proposed findings were filed on September 13, 2011. On January 4, 2012 the arbitrator entered an award denying Grains and Foods’ claims and awarding Colorado Mills $4,816 for its breach of contract claim and $430 for accrued interest. The Company subsequently filed a motion to vacate the arbitration award on March 30, 2012 in Powers County District Court. Colorado Mills filed a response on April 20, 2012. The Company filed a reply on April 27, 2012. The Powers County District Court denied the Company’s motion and entered judgment on the arbitration award on July 6, 2012 in the amount of $4,816. On July 13, 2012, the Company bonded the judgment in the amount of $6,875, or approximately 125% of the judgment amount, to stay execution of the judgment pending the Company’s filing of an appeal to the Colorado Court of Appeals. Although management believes the claims asserted by Colorado Mills are baseless, that the arbitrator committed prejudicial error, that vacatur of the award is warranted, and that the Company’s appeal will be successful, management cannot predict whether the prospect of an unfavorable outcome in this matter is probable.

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of other legal proceedings, see note 12 to the interim consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10–K for the year ended December 31, 2011. Other than as described below, there have been no material changes to the previously-reported risk factors as of the date of this quarterly report. All of such previously-reported risk factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of our Company. The following disclosures are in addition to or provide updates to the previously-reported risk factors.

Our business may be materially and adversely affected by our ability to renew our syndicated credit facilities when they become due on July 27, 2016

Our syndicated credit facilities mature on July 27, 2016. We may not be able to renew these facilities to the same level, or on as favorable terms as in previous years. A reduced facility may impact our ability to finance our business, requiring us to scale back our operations and our use of working capital. Alternatively, obtaining credit on less favorable terms would have a direct impact on our profitability and operating flexibility.

Our inability to meet the covenants of our credit facilities could materially and adversely affect our business

Although we are currently in compliance with the financial covenants under the credit agreements and we believe that we are well positioned to comply with the financial covenants under the credit agreements in the future, compliance with these financial covenants will depend on the success of our business, our operating results, and our ability to achieve our financial forecasts. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants and terms of the credit agreement. Failure to comply with our financial covenants and other terms could result in an event of default and the acceleration of amounts owing under the credit agreements, unless we were able to negotiate a waiver. The lenders could condition any such waiver on an amendment to the credit agreements on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our credit agreements on favorable terms or at all, our business will be adversely impacted.

SUNOPTA INC.	59	June 30, 2012 10-Q

A substantial portion of our assets and certain of our executive officers and directors are located outside of the U.S.; it may be difficult to effect service of process and enforce legal judgments upon us and certain of our executive officers and directors

A substantial portion of our assets and certain of our executive officers and directors are located outside of the U.S. As a result, it may be difficult to effect service of process within the U.S. and enforce judgment of a U.S. court obtained against us or our executive officers and directors. Particularly, our stockholders may not be able to:

  effect service of process within the U.S. on us or certain of our executive officers and directors;

  enforce judgments obtained in U.S. courts against us or certain of our executive officers and directors based upon the civil liability provisions of the U.S. federal securities laws;

  enforce, in a court outside of the U.S., judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; or

  bring an original action in a court outside of the U.S. to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	60	June 30, 2012 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: August 9, 2012	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1*

Asset Purchase Agreement, dated as of May 24, 2012, between SunOpta, Inc. and Purity Life Health Products, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.1

Amendment to Employment Agreement, dated May 6, 2012, between SunOpta, Inc. and Steven R. Bromley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2012).

10.2

Letter Agreement, dated June 30, 2012, by and between SunOpta, Inc. and Hendrik (Rik) Jacobs (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K filed on July 6, 2012).

10.3

Seventh Amended and Restated Credit Agreement, dated as of July 27, 2012, among SunOpta, Inc. and SunOpta Foods Inc., as Borrowers, and Each of the Financial Institutions and Other Entities from Time to Time Parties Thereto, as Lenders, and Certain Affiliates of the Borrowers, as Obligors, and Bank of Montreal, as Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2012).

31.1**	Certification by Steven Bromley, Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32**	Certifications by Steven Bromley, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*

Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

**	Filed herewith