Form 10-Q/A
period 2012-06-30
SunOpta Inc.
filed 2012-09-07
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to                         .

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to SunOpta Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012 (the “Form 10-Q”), is to furnish interactive data files formatted in XBRL (eXtensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

SUNOPTA INC.

Date: September 7, 2012	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Asset Purchase Agreement, dated as of May 24, 2012, between SunOpta, Inc. and Purity Life Health Products, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012).
10.1	Amendment to Employment Agreement, dated May 6, 2012, between SunOpta, Inc. and Steven R. Bromley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2012).
10.2	Letter Agreement, dated June 30, 2012, by and between SunOpta, Inc. and Hendrik (Rik) Jacobs (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K filed on July 6, 2012).
10.3	Seventh Amended and Restated Credit Agreement, dated as of July 27, 2012, among SunOpta, Inc. and SunOpta Foods Inc., as Borrowers, and Each of the Financial Institutions and Other Entities from Time to Time Parties Thereto, as Lenders, and Certain Affiliates of the Borrowers, as Obligors, and Bank of Montreal, as Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2012).
31.1**	Certification by Steven Bromley, Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.
31.2**	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.
32**	Certifications by Steven Bromley, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

**	Filed previously.

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