Form 10-Q
period 2012-09-29
SunOpta Inc.
filed 2012-11-07
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

Yes [_]       No [X]

The number of the registrant’s common shares outstanding as of November 2, 2012 was 65,980,314.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended September 29, 2012

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together. In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Amounts expressed in Canadian dollars are preceded by the symbol “Cdn $” and amounts expressed in euros are preceded by the symbol “€”. As at September 29, 2012, the closing rates of exchange for the U.S. dollar, expressed in Canadian dollars and euro, were $1.00 = Cdn $0.9832 and $1.00 = €0.7782. These rates are provided solely for convenience and do not necessarily reflect the rates used by us in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward–looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward–looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to possible operational consolidation, reduction of non–core assets and operations, business strategies, plant and production capacities, revenue generation potential, anticipated construction costs, competitive strengths, goals, capital expenditure plans, business and operational growth and expansion plans, anticipated operating margins and operating income targets, gains or losses associated with business transactions, cost reductions, rationalization and improved efficiency initiatives, proposed new product offerings, and references to the future growth of the business and global markets for the Company’s products. These forward–looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward–looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments as well as other factors that we believe are appropriate in the circumstance.

SUNOPTA INC.	1	September 29, 2012 10-Q

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

  our ability to meet the covenants of our credit facilities;

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

SUNOPTA INC.	2	September 29, 2012 10-Q

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

SUNOPTA INC.	3	September 29, 2012 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarter and three quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	$	$	$	$

Revenues	279,339	257,011	820,975	777,549

Cost of goods sold	246,158	226,990	716,220	682,916

Gross profit	33,181	30,021	104,755	94,633

Selling, general and administrative expenses	19,395	20,591	61,911	61,497
Intangible asset amortization	1,225	1,045	3,653	3,078
Other expense (income), net (note 9)	264	7	2,006	(2,887)
Foreign exchange (gain) loss	(130)	1,022	(629)	1,176

Earnings from continuing operations before the following	12,427	7,356	37,814	31,769

Interest expense, net	2,339	2,033	7,480	6,537

Earnings from continuing operations before income taxes	10,088	5,323	30,334	25,232

Provision for income taxes	3,947	1,451	10,302	8,875

Earnings from continuing operations	6,141	3,872	20,032	16,357

Discontinued operations (note 3)
Earnings (loss) from discontinued operations, net of income taxes	112	(433)	517	(2,057)
Gain on sale of discontinued operations, net of income taxes	-	71	676	71

Earnings (loss) from discontinued operations, net of income taxes	112	(362)	1,193	(1,986)

Earnings	6,253	3,510	21,225	14,371

Earnings attributable to non-controlling interests	449	144	1,384	1,523

Earnings attributable to SunOpta Inc.	5,804	3,366	19,841	12,848

Earnings (loss) per share – basic (note 10)
- from continuing operations	0.09	0.06	0.28	0.23
- from discontinued operations	-	(0.01)	0.02	(0.03)
	0.09	0.05	0.30	0.20

Earnings (loss) per share – diluted (note 10)
- from continuing operations	0.09	0.06	0.28	0.22
- from discontinued operations	-	(0.01)	0.02	(0.03)
	0.09	0.05	0.30	0.19

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	4	September 29, 2012 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the quarter and three quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	$	$	$	$

Earnings from continuing operations	6,141	3,872	20,032	16,357
Earnings (loss) from discontinued operations, net of income taxes	112	(362)	1,193	(1,986)
Earnings	6,253	3,510	21,225	14,371

Currency translation adjustment	590	(4,069)	(238)	(572)
Change in fair value of interest rate swap, net of taxes	(7)	79	(162)	292
Other comprehensive earnings (loss), net of income taxes	583	(3,990)	(400)	(280)

Comprehensive earnings (loss)	6,836	(480)	20,825	14,091

Comprehensive earnings attributable to non-controlling interests	433	238	1,212	1,699

Comprehensive earnings (loss) attributable to SunOpta Inc.	6,403	(718)	19,613	12,392

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	September 29, 2012 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at September 29, 2012 and December 31, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars)

	September 29,	December 31,
	2012	2011
	$	$
ASSETS
Current assets
Cash and cash equivalents (note 11)	4,187	2,378
Accounts receivable	115,979	88,898
Inventories (note 5)	224,556	228,455
Prepaid expenses and other current assets	22,851	21,378
Current income taxes recoverable	1,106	1,503
Deferred income taxes	4,946	4,773
Current assets held for sale (note 1)	-	17,923
	373,625	365,308

Investments (note 6)	33,845	33,845
Property, plant and equipment	135,709	120,584
Goodwill	57,008	49,387
Intangible assets	54,416	48,035
Deferred income taxes	12,435	11,751
Other assets	2,270	1,854
Non-current assets held for sale (note 1)	-	739

	669,308	631,503

LIABILITIES
Current liabilities
Bank indebtedness (note 7)	111,237	109,718
Accounts payable and accrued liabilities	118,928	114,308
Customer and other deposits	3,493	843
Income taxes payable	3,117	1,229
Other current liabilities	3,809	1,419
Current portion of long-term debt (note 7)	5,924	35,198
Current portion of long-term liabilities	569	995
Current liabilities held for sale (note 1)	-	5,920
	247,077	269,630

Long-term debt (note 7)	47,836	17,066
Long-term liabilities	6,586	5,586
Deferred income taxes	30,689	24,273
	332,188	316,555

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 65,977,814 shares issued (December 31, 2011 - 65,796,398)	182,916	182,108
Additional paid-in capital (note 8)	16,147	14,134
Retained earnings	120,349	100,508
Accumulated other comprehensive income	795	2,382
	320,207	299,132
Non-controlling interests	16,913	15,816
Total equity	337,120	314,948

	669,308	631,503

Commitments and contingencies (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	September 29, 2012 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the three quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at December 31, 2011	65,796	182,108	14,134	100,508	2,382	15,816	314,948
Employee share purchase plan and compensation grants	85	446	-	-	-	-	446
Exercise of options	97	362	(128)	-	-	-	234
Stock-based compensation	-	-	2,141	-	-	-	2,141
Earnings from continuing operations	-	-	-	18,648	-	1,384	20,032
Earnings from discontinued operations, net of income taxes	-	-	-	1,193	(1,359)	-	(166)
Currency translation adjustment	-	-	-	-	(121)	(117)	(238)
Change in fair value of interest rate swap, net of income taxes	-	-	-	-	(107)	(55)	(162)
Payment to non-controlling interests	-	-	-	-	-	(115)	(115)
Balance at September 29, 2012	65,978	182,916	16,147	120,349	795	16,913	337,120

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$
Balance at January 1, 2011	65,500	180,661	12,336	95,212	2,833	14,085	305,127
Employee share purchase plan and compensation grants	150	504	-	-	-	-	504
Exercise of options	93	586	(101)	-	-	-	485
Stock-based compensation	-	-	1,536	-	-	-	1,536
Earnings from continuing operations	-	-	-	14,834	-	1,523	16,357
Loss from discontinued operations, net of income taxes	-	-	-	(1,986)	-	-	(1,986)
Currency translation adjustment	-	-	-	-	(650)	78	(572)
Change in fair value of interest rate swap, net of income taxes	-	-	-	-	194	98	292
Balance at October 1, 2011	65,743	181,751	13,771	108,060	2,377	15,784	321,743

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	September 29, 2012 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarter and three quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	$	$	$	$

Cash provided by (used in)

Operating activities
Earnings	6,253	3,510	21,225	14,371
Earnings (loss) from discontinued operations	112	(362)	1,193	(1,986)
Earnings from continuing operations	6,141	3,872	20,032	16,357

Items not affecting cash:
Depreciation and amortization	5,155	4,497	14,946	13,354
Unrealized gain on foreign exchange	(76)	(991)	(169)	(22)
Deferred income taxes	(639)	1,114	3,077	5,835
Stock-based compensation	713	555	2,041	1,536
Loss (gain) on sale of property, plant and equipment	-	584	-	(3,240)
Unrealized loss (gain) on derivative instruments	(3,075)	646	(1,178)	(3,272)
Other	508	375	1,217	310
Changes in non-cash working capital, net of business acquired (note 11)	7,462	990	(1,921)	(31,903)
Net cash flows from operations - continuing operations	16,189	11,642	38,045	(1,045)
Net cash flows from operations - discontinued operations	313	(903)	(3)	(1,638)
	16,502	10,739	38,042	(2,683)
Investing activities
Acquisitions of businesses, net of cash acquired (note 2)	(11,644)	(2,500)	(29,174)	(2,500)
Purchases of property, plant and equipment	(5,709)	(6,082)	(17,623)	(15,256)
Proceeds from sale of property, plant and equipment	-	-	-	2,773
Payment of contingent consideration	(61)	-	(388)	-
Purchases of intangible assets	(56)	-	(81)	(67)
Other	122	411	(84)	(30)
Net cash flows from investing activities - continuing operations	(17,348)	(8,171)	(47,350)	(15,080)
Net cash flows from investing activities - discontinued operations	-	(318)	12,134	(388)
	(17,348)	(8,489)	(35,216)	(15,468)
Financing activities
Increase under line of credit facilities (note 7)	56,959	4,759	46,434	33,186
Repayment of line of credit facilities (note 7)	(45,295)	-	(45,296)	-
Borrowings under long-term debt (note 7)	15,234	1,875	34,607	1,912
Repayment of long-term debt (note 7)	(24,136)	(6,697)	(34,959)	(13,423)
Financing costs	(1,315)	-	(2,490)	(186)
Proceeds from the issuance of common shares	257	242	680	989
Other	53	(19)	24	802
Net cash flows from financing activities - continuing operations	1,757	160	(1,000)	23,280

Foreign exchange gain (loss) on cash held in a foreign currency	29	(457)	(17)	(246)

Increase in cash and cash equivalents in the period	940	1,953	1,809	4,883

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	-	212	-	308

Cash and cash equivalents - beginning of the period	3,247	5,361	2,378	2,335

Cash and cash equivalents - end of the period	4,187	7,526	4,187	7,526

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of business and significant accounting policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company has two industry groups, the largest being SunOpta Foods, which consists of four operating segments that operate in the natural, organic and specialty foods sectors and utilizes a number of integrated business models to bring cost-effective and quality products to market. In addition to SunOpta Foods, the Company owned approximately 66.2% of Opta Minerals Inc. (“Opta Minerals”) as at September 29, 2012. Opta Minerals is a vertically integrated provider of custom process solutions and industrial minerals products for use primarily in the steel, foundry, loose abrasive cleaning, construction and marine/bridge cleaning industries. The Company also has an ownership position in Mascoma Corporation (“Mascoma”), an innovative biofuels company (see note 6).

Basis of presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and three quarters ended September 29, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 29, 2012 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 31, 2011 (except as described below under “Comparative balances” and “Adoption of new accounting standards”). For further information, see the consolidated financial statements, and notes thereto, included in the Company’s Current Report on Form 8-K filed on June 25, 2012.

Comparative balances

As a result of the divestiture of the Company’s interest in Purity Life Natural Health Products (“Purity”) on June 5, 2012 (see note 3), the operating results and cash flows of Purity for the quarter and three quarters ended October 1, 2011 have been reclassified to discontinued operations. In addition, the net assets of Purity have been reclassified and reported as held for sale on the consolidated balance sheet as at December 31, 2011.

As more fully described in note 13, segmented information for the quarter and three quarters ended October 1, 2011 has been restated to reflect the realignment of the Company’s operating segments within SunOpta Foods implemented during the first quarter of 2012, and the divestiture of Purity (as noted above). The realignment of the Company’s operating segments did not change the Company’s previously reported consolidated results of operations, financial position or cash flows.

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

  Guidance on the accounting for goodwill that permits a qualitative approach to determining the likelihood of a goodwill impairment charge.

SUNOPTA INC.	9	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

The adoption of these new standards did not have a significant impact on the interim consolidated financial statements.

2. Business acquisitions

WGI Heavy Metals, Incorporated

On August 29, 2012, Opta Minerals paid $14,098 in cash to acquire approximately 94% of the outstanding common shares of WGI Heavy Metals, Incorporated (“WGI”), pursuant to an offer by Opta Minerals to acquire all of the outstanding common shares of WGI for Cdn $0.60 cash per share. The fair value of the remaining outstanding common shares of WGI amounted to $870 based on the terms of the offer. The fair value of the remaining outstanding common shares has been included in accrued liabilities, as Opta Minerals had commenced a compulsory acquisition of the outstanding common shares of WGI not tendered to the offer. The compulsory acquisition is expected to be completed on or about November 8, 2012, following which Opta Minerals will own 100% of WGI. WGI’s principal business is the processing and sale of industrial abrasive minerals, and the sourcing, assembly and sale of ultra-high pressure water jet cutting machine replacement parts and components. This acquisition complements Opta Minerals’ existing product portfolio and expands product line offerings to new and existing customers.

The acquisition of WGI has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The amounts recognized for the assets acquired and liabilities assumed are provisional due to the short duration since the acquisition date to obtain the information necessary to complete the valuation process for intangible assets and property, plant and equipment. The Company expects to finalize these amounts no later than one year from the acquisition date.

Amounts
Recognized as
of Acquisition
Date
$
Cash and cash equivalents	2,454
Accounts receivable(1)	4,922
Inventories	7,404
Other current assets	111
Property, plant and equipment	4,991
Intangible assets(2)	630
Deferred income tax	290
Accounts payable and accrued liabilities	(5,056)
Bank indebtedness and long-term debt	(551)
Other long-term liabilities	(227)
Total consideration	14,968

(1)	Includes trade accounts receivable with a fair value of $4,365. The gross contractual amount of trade accounts receivable was $5,097, of which $732 is expected to be uncollectible.

(2)	Intangible assets principally consist of acquired customer and other relationships, which are being amortized over their estimated useful lives of approximately 15 years.

The acquired assets, assumed liabilities and results of operations of WGI have been included in the Opta Minerals operating segment since the date of acquisition. The revenues and losses of WGI attributable to SunOpta Inc. that are included in the consolidated statement of operations for the period from the acquisition date to September 29, 2012 were $2,286 and $105, respectively.

SUNOPTA INC.	10	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

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

(2)

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents (i) synergies and economies of scale expected to result from combining the operations of Opta Minerals and Babco, (ii) the value of the going-concern element of Babco’s existing business (that is, the higher rate of return on the assembled net assets versus if Opta Minerals had acquired all of the net assets separately), and (iii) the value of Babco’s assembled workforce that does not qualify for separate recognition as an intangible asset.

(3)	Intangible assets consist of acquired customer relationships, which are being amortized over their estimated useful lives of approximately 15 years.

(4)	In conjunction with the acquisition, Opta Minerals fully repaid Babco’s existing banking facilities.

(5)

Represents the fair value of contingent consideration payments of up to approximately $1,300 if Babco achieves certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets over the next five years. The fair value of the contingent consideration was measured using a discounted cash flow analysis based on level 3 inputs, which included a forecasted EBITDA growth rate of 2.5% and a risk-adjusted discount rate of 18.0%.

SUNOPTA INC.	11	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

In addition to the recognition of the fair values of the assets acquired and liabilities assumed at the acquisition date, Opta Minerals determined that in connection with its subsequent amalgamation with Babco during the quarter ended June 30, 2012, it was more likely than not that the combined company would be able to realize a portion of Opta Minerals’ pre-existing non-capital loss carryforwards. As a result, Opta Minerals released $990 of a valuation allowance against its deferred tax assets, resulting in a corresponding deferred tax benefit (before non-controlling interest) recognized in the provision for income taxes for the three quarters ended September 29, 2012.

The acquired assets (including goodwill), assumed liabilities and results of operations of Babco have been included in the Opta Minerals operating segment since the date of acquisition. The revenues and earnings of Babco attributable to SunOpta Inc. that are included in the consolidated statement of operations for the period from the acquisition date to September 29, 2012 were $8,667 and $1,545, respectively.

Pro forma consolidated results of operations (unaudited)

The following table presents unaudited pro forma consolidated results of operations for the quarter and three quarters ended September 29, 2012 and October 1, 2011, as if the acquisitions of WGI and Babco had occurred as of January 2, 2011.

	Quarter ended		Three quarters ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	$	$	$	$
Pro forma revenues	284,632	269,955	843,509	817,635
Pro forma earnings attributable to SunOpta Inc.	4,836	3,609	18,235	13,635
Pro forma earnings per share
Basic	0.07	0.06	0.28	0.21
Diluted	0.07	0.05	0.27	0.20

The pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on unaudited historical financial information of the Company, WGI and Babco. The pro forma information reflects primarily the following pro forma adjustments:

  incremental amortization expense related to the fair value of the identifiable intangible assets acquired;

  additional depreciation expense related to the fair value adjustment to property, plant and equipment acquired;

  additional interest costs associated with an increase in borrowings under Opta Minerals’ non-revolving term credit facility, which were used to finance the acquisitions;

  exclusion of acquisition-related transaction costs incurred by Opta Minerals from pro forma earnings for the quarter and three quarters ended September 29, 2012, and the inclusion of those costs in pro forma earnings for the quarter and three quarters ended October 1, 2011; and

  consequential tax effects of the preceding adjustments.

The pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisitions of WGI and Babco been completed on January 2, 2011. In addition, the pro forma information does not purport to project the future results of operations of the Company.

SUNOPTA INC.	12	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
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

The operating results of Purity for the current and comparative periods are included within earnings (loss) from discontinued operations, net of income taxes, as follows:

	Quarter ended		Three quarters ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	$	$	$	$

Revenues	-	15,409	26,914	46,013

Earnings (loss) before income taxes	(20)	(64)	1,034	(1,378)
Recovery of (provision for) income taxes	5	14	(300)	309
Earnings (loss) from discontinued operations, net of income taxes	(15)	(50)	734	(1,069)

SUNOPTA INC.	13	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

Colorado Sun Oil Processing LLC

Colorado Sun Oil Processing LLC (“CSOP”) was organized in 2008 under the terms of a joint venture agreement with Colorado Mills, LLC (“Colorado Mills”) to construct and operate a vegetable oil refinery adjacent to Colorado Mills’ sunflower crush plant. On August 12, 2011, the U.S. Bankruptcy Court, District of Colorado, accepted an asset purchase agreement submitted by Colorado Mills for CSOP and rejected an asset purchase agreement submitted by the Company. Based on the bankruptcy court ruling, the Company disposed of its interest in the CSOP joint venture, which was previously consolidated as a variable interest entity as part of the Grains and Foods Group, and recognized a gain on sale of discontinued operations of $71 in the quarter ended October 1, 2011. In addition, the operating results of CSOP for the current and comparative periods, which include legal fees and interest costs incurred in connection with arbitration proceedings related to the joint venture agreement (see note 12), are included within earnings (loss) from discontinued operations, net of income taxes, as follows:

	Quarter ended		Three quarters ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	$	$	$	$

Revenues	-	204	-	538

Earnings (loss) before income taxes	208	(764)	(356)	(1,974)
Recovery of (provision for) income taxes	(81)	283	139	732
Loss allocated to non-controlling interests	-	98	-	254
Earnings (loss) from discontinued operations, net of income taxes	127	(383)	(217)	(988)

SUNOPTA INC.	14	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

4. Derivative financial instruments and fair value measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of September 29, 2012 and December 31, 2011:

	September 29, 2012
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative gain	5,382	-	5,382	-
	Unrealized long-term derivative gain	262	-	262	-
	Unrealized short-term derivative loss	(3,540)	(891)	(2,649)	-
	Unrealized long-term derivative loss	(10)	-	(10)	-
(b)	Inventories carried at market(2)	18,625	-	18,625	-
(c)	Interest rate swaps(3)	(497)	-	(497)	-
(d)	Forward foreign currency contracts(4)	304	-	304	-
(e)	Contingent consideration(5)	(4,487)	-	-	(4,487)

		December 31, 2011
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative gain	2,125	34	2,091	-
	Unrealized long-term derivative gain	271	-	271	-
	Unrealized short-term derivative loss	(1,410)	-	(1,410)	-
	Unrealized long-term derivative loss	(70)	-	(70)	-
(b)	Inventories carried at market(2)	12,685	-	12,685	-
(c)	Interest rate swaps(3)	(256)	-	(256)	-
(d)	Forward foreign currency contracts(4)	(149)	-	(149)	-
(e)	Contingent consideration(5)	(4,456)	-	-	(4,456)

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

SUNOPTA INC.	15	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains. These derivative instruments are not designated as hedging instruments. For the quarter and three quarters ended September 29, 2012, gains of $3,074 and $1,178, respectively, were recorded in cost of goods sold on the consolidated statement of operations related to changes in the fair value of these derivatives, compared with a loss of $36 and a gain of $3,272 in the corresponding periods of 2011.

At September 29, 2012, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

		Number of bushels
		purchase (sale)
	Corn	Soybeans
Forward commodity purchase contracts	1,515	698
Forward commodity sale contracts	(807)	(662)
Commodity futures contracts	(1,292)	(673)

In addition, as at September 29, 2012, the Company also had open forward contracts to sell 132 lots of cocoa.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the consolidated statements of operations. As at September 29, 2012, the Company had 592,399 bushels of commodity corn and 644,928 bushels of commodity soybeans in inventories carried at market.

(c)	Interest rate swaps

Opta Minerals utilizes interest rate swaps to minimize its exposure to interest rate risk. In February 2012, Opta Minerals entered into a five-year interest rate swap with a notional value of Cdn $19,000 ($19,324) to pay a fixed rate of 1.85%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin. In August 2012, the notional value of the interest rate swap increased to Cdn $34,000 ($34,581). The net notional value decreases in accordance with the quarterly principal repayments on the non-revolving term credit facility.

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

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at September 29, 2012, the Company had open forward foreign exchange contracts with a notional value of €10,129 and $7,403. For the quarter and three quarters ended September 29, 2012, the Company recognized an unrealized loss of $16 and an unrealized gain of $304, respectively, related to changes in the fair value of these derivatives, which was included in foreign exchange loss on the consolidated statements of operations, compared with an unrealized loss of $359 and an unrealized loss of $554 in corresponding periods of 2011.

SUNOPTA INC.	16	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(e)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. For the three quarters ended September 29, 2012, the change in the fair value of the contingent consideration liability reflected the addition of the acquisition-date fair value of the contingent consideration arising from the acquisition of Babco of $617 (see note 2) and the payment of $388 to the former owners of Edner of Nevada, Inc. The balance of the change in the fair value of the contingent consideration liability related to (i) changes in the probability of achievement of the factors on which the contingencies are based, (ii) the accretion of interest expense, and (iii) changes in foreign currency exchange rates, which were not material for the quarter and three quarters ended September 29, 2012.

5. Inventories

	September 29, 2012	December 31, 2011
	$	$
Raw materials and work-in-process	138,183	147,051
Finished goods	66,416	70,358
Company-owned grain	24,935	17,351
Inventory reserves	(4,978)	(6,305)
	224,556	228,455

6. Investments

Mascoma Corporation

As at September 29, 2012, the Company held an 18.65% equity ownership position in Mascoma. Mascoma is a privately-held renewable fuels company headquartered in the U.S. that has developed innovative technology for the low-cost conversion of abundant biomass. On August 31, 2010, the Company sold 100% of its ownership interest in SunOpta Bioprocess Inc. to Mascoma in exchange for its equity ownership position in Mascoma. The Company is accounting for its investment in Mascoma using the cost method, as the Company does not have the ability to exercise significant influence over the operating and financial policies of Mascoma.

Although Mascoma has a history of recurring operating losses and negative cash flows, the Company considers the value of its investment to be predicated on the future prospects for Mascoma’s products and technologies. Mascoma’s ability to continue as a going concern is dependent on a number of factors, including its ability to raise additional capital to fund its operational, capital expenditure and debt service requirements, as well as to support its product-development activities. Each reporting period, the Company evaluates whether events or changes in circumstances have occurred that may have a significant adverse effect on its ability to recover the carrying value of its investment. The Company considers the pricing of recent arms-length private offerings of Mascoma’s equity securities, as well as other available information relating to Mascoma to assess the commercial viability and future earnings potential of its products and technologies, as well as its ability to secure additional funding as required. On the basis of its overall assessment, the Company determined that the carrying value of its investment in Mascoma was recoverable as at September 29, 2012.

SUNOPTA INC.	17	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

7. Bank indebtedness and long-term debt

	September 29, 2012	December 31, 2011
	$	$
Bank indebtedness
Canadian line of credit facility(1)	-	26
U.S. line of credit facility(1)	38,025	51,617
Opta Minerals revolving term credit facility(2)	7,057	-
Opta Minerals Canadian line of credit facility(2)	-	7,765
European credit facilities(3)	65,353	-
TOC line of credit facilities(3)	-	50,310
Other	802	-
	111,237	109,718

Long-term debt
Non-revolving real estate term facility(1)	-	12,133
Non-revolving machinery and equipment term facility(1)	-	11,078
Opta Minerals non-revolving term credit facility(2)	52,219	-
Opta Minerals term loan facility(2)	-	6,392
Opta Minerals revolving acquisition facility(2)	-	12,420
Promissory notes	-	8,744
Other	1,541	1,497
	53,760	52,264
Less: current portion	5,924	35,198
	47,836	17,066

(1)	Syndicated credit facilities

The syndicated credit facilities support the core North American food operations of the Company.

On July 27, 2012, the Company entered into an amended and restated credit agreement with a syndicate of lenders. The amended agreement provides secured revolving credit facilities of Cdn $10,000 (or the equivalent U.S. dollar amount) and $165,000, as well as an additional $50,000 in availability upon the exercise of an uncommitted accordion feature. These facilities mature on July 27, 2016, with the outstanding principal amount repayable in full on the maturity date. The facilities replaced the Company’s previous line of credit facilities of Cdn $10,000 and $115,000, and refinanced non-revolving term facilities totalling approximately $21,000, which were due to mature on October 30, 2012.

Interest on borrowings under the facilities accrues based on various reference rates including LIBOR, plus an applicable margin of 1.75% to 2.50%, which is set quarterly based on average borrowing availability. As at September 29, 2012, the weighted-average interest rate on the facilities was 2.46%.

The facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, excluding Opta Minerals and The Organic Corporation (“TOC”).

SUNOPTA INC.	18	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(2)	Opta Minerals credit facilities

These credit facilities are specific to the operations of Opta Minerals.

On July 24, 2012, Opta Minerals amended its credit agreement dated May 18, 2012, to provide for a Cdn $20,000 revolving term credit facility (reducing to Cdn $15,000 on January 1, 2013) and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility matures on August 14, 2013, with the outstanding principal amount repayable in full on the maturity date. The first tranche of the non-revolving term credit facility, in the amount of Cdn $37,500, was used by Opta Minerals to refinance borrowings under its existing term loan and revolving acquisition facilities. The principal is repayable in equal quarterly installments of approximately Cdn $938. The second tranche of Cdn $15,000 was primarily used to fund the acquisition of WGI (see note 2), with the principal being repayable in equal quarterly installments of Cdn $375. Opta Minerals may be required to make additional repayments on the non- revolving term credit facility if certain financial ratios are met. The non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date.

Interest on the borrowings under these facilities accrue at the borrower’s option based on various reference rates including LIBOR, plus an applicable margin of 2.00% to 3.50% based on certain financial ratios of Opta Minerals. As described in note 4, Opta Minerals utilizes interest rate swaps to hedge the interest payments on a portion of the borrowings under the non-revolving term credit facility. As at September 29, 2012, the weighted-average interest rate on the amended credit facilities was 5.80%, after taking into account the related interest rate hedging activities.

The credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals.

(3)	European credit facilities

The European credit facilities support the global sourcing, supply and processing capabilities of the Company’s International Foods Group.

On September 25, 2012, TOC and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provides for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. The revolving credit facility is secured by the working capital of TOC and certain of its subsidiaries. A portion of the revolving credit facility was used to repay an existing €35,000 line of credit facility of TOC. The revolving credit facility and pre-settlement facility are due on demand with no set maturity date, and the credit limit may be extended or adjusted upon approval of the lenders.

Interest costs under the facilities accrue based on either a loan margin of 1.75% or an overdraft margin of 1.85% plus the cost of funds as set by each of the lenders on a periodic basis. The initial applicable cost of funds was set by the lenders at 0.115%.

SUNOPTA INC.	19	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

8. Stock-based compensation

For the three quarters ended September 29, 2012, the Company granted 1,375,000 options to employees that vest ratably on each of the first through fifth anniversary of the grant date and expire on the tenth anniversary of the grant date. These options had a weighted-average grant-date fair value of $3.41 per option. The following table summarizes the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the options granted:

Exercise price	$5.56
Dividend yield	0%
Expected volatility	65.8%
Risk-free interest rate	1.2%
Expected life of options (in years)	6.5

9. Other expense (income), net

		Quarter ended		Three quarters ended
		September 29,	October 1,	September 29,	October 1,
		2012	2011	2012	2011
		$	$	$	$
(a)	Severance and other rationalization costs	-	-	1,295	427
(b)	Acquisition-related transaction costs	139	-	540	-
(c)	Loss (gain) on sale of assets	51	110	51	(2,938)
(d)	Legal settlements	-	-	-	(500)
	Other	74	(103)	120	124
		264	7	2,006	(2,887)

(a)	Severance and other rationalization costs

For the three quarters ended September 29, 2012, the Company recorded employee severance and other costs in connection with the rationalization of a number of operations and functions in an effort to streamline operations. The Company incurred severance costs of $500 in total as a result of a reduction in its salaried workforce of approximately 6%. In addition, for the quarter ended June 30, 2012, the Company accrued $795 of severance payable to a former executive officer over a period of 15 months.

For the three quarters ended October 1, 2011, severance costs were related to employee terminations in the former Fruit Group, as well as the International Foods Group and Corporate Services.

(b)	Acquisition-related transaction costs

Represents transaction costs incurred by Opta Minerals in connection with the acquisitions of WGI and Babco (see note 2).

(c)	Gain on sale of assets

In the second quarter of 2011, the Company completed the sale of land, buildings and processing equipment located in Mexico for proceeds of $5,650. The gain on sale, after deducting the carrying value of the assets sold and related transaction costs, was $2,938.

SUNOPTA INC.	20	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(d)	Legal settlement

In the second quarter of 2011, the Company recorded a recovery of $500 in connection with the settlement of a class action lawsuit with a former employee. In fiscal 2009, the Company had accrued $1,200 related to the tentative settlement of this matter.

10. Earnings per share

Earnings (loss) per share were calculated as follows:

	Quarter ended		Three quarters ended
	September 29,		September 29,
	2012	October 1, 2011	2012	October 1, 2011
Earnings from continuing operations attributable to SunOpta Inc.	$5,692	$3,728	$18,648	$14,834
Earnings (loss) from discontinued operations, net of income taxes	112	(362)	1,193	(1,986)
Earnings attributable to SunOpta Inc.	$5,804	$3,366	$19,841	$12,848
Basic weighted-average number of shares outstanding	65,949,415	65,599,998	65,871,213	65,606,481
Dilutive potential of the following:
Employee/director stock options	571,131	603,756	525,840	771,796
Warrants	171,829	148,543	143,054	270,130
Diluted weighted-average number of shares outstanding	66,692,375	66,352,297	66,540,107	66,648,407
Earnings (loss) per share - basic:
- from continuing operations	$0.09	$0.06	$0.28	$0.23
- from discontinued operations	-	(0.01)	0.02	(0.03)
	$0.09	$0.05	$0.30	$0.20
Earnings (loss) per share - diluted:
- from continuing operations	$0.09	$0.06	$0.28	$0.22
- from discontinued operations	-	(0.01)	0.02	(0.03)
	$0.09	$0.05	$0.30	$0.19

For the quarter ended September 29, 2012, options to purchase 2,048,700 (October 1, 2011 - 1,334,700) common shares have been excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. For the three quarters ended September 29, 2012, options to purchase 2,065,700 (October 1, 2011 – 1,061,600) common shares have been excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

SUNOPTA INC.	21	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

11. Supplemental cash flow information

	Quarter ended		Three quarters ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	$	$	$	$

Changes in non-cash working capital:
Accounts receivable	(3,319)	1,821	(21,223)	(13,751)
Inventories	6,623	859	11,831	(3,323)
Income tax recoverable	1,682	(2,014)	3,179	(1,299)
Prepaid expenses and other current assets	(57)	87	2,837	8,629
Accounts payable and accrued liabilities	3,619	379	(1,191)	(21,237)
Customer and other deposits	(1,086)	(142)	2,646	(922)
	7,462	990	(1,921)	(31,903)

As at September 29, 2012, cash and cash equivalents included $2,092 (December 31, 2011 - $698) that was specific to Opta Minerals and cannot be utilized by the Company for general corporate purposes.

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

The parties initiated a dispute resolution process as set forth in the joint venture agreement, which Colorado Mills aborted prematurely through the initiation of suit in Prowers County District Court, Colorado on March 16, 2010. Subsequent to the filing of that suit, Colorado Mills acted with an outside creditor of the joint venture to involuntarily place the joint venture into bankruptcy. In August 2011, as part of the bankruptcy proceeding initiated in June 2010 in the U.S. Bankruptcy Court, District of Colorado, Colorado Mills purchased substantially all of the assets of the joint venture.

A separate arbitration proceeding occurred between Grains and Foods and Colorado Mills to resolve direct claims each party asserted against the other. The case was arbitrated during the week of August 8, 2011 and proposed findings were filed on September 13, 2011. On January 4, 2012 the arbitrator entered an award denying Grains and Foods’ claims and awarding Colorado Mills $4,816 for its breach of contract claim and $430 for accrued interest. The Company subsequently filed a motion to vacate the arbitration award on March 30, 2012 in Prowers County District Court. Colorado Mills filed a response on April 20, 2012. The Company filed a reply on April 27, 2012. The Prowers County District Court denied the Company’s motion and entered judgment on the arbitration award on July 6, 2012 in the amount of $4,816. On July 13, 2012, the Company bonded the judgment in the amount of $6,875, or approximately 125% of the judgment amount, to stay execution of the judgment pending the Company’s filing of an appeal to the Colorado Court of Appeals. Although management believes the claims asserted by Colorado Mills are baseless, that the arbitrator committed prejudicial error, and that vacatur of the award is warranted, management cannot predict whether the prospect of an unfavorable outcome in this matter is probable. As of December 31, 2011, the Company accrued the full value of the award, pending the outcome of post-arbitration judicial proceedings.

SUNOPTA INC.	22	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
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

iv.	International Foods Group includes European and North American based operations that source and supply raw material ingredients and trade organic commodities.

(b)

Opta Minerals processes, distributes and recycles silica-free loose abrasives, roofing granules, industrial minerals and specialty sands for the foundry, steel, and bridge and ship-cleaning industries.

(c)

Corporate Services provide a variety of management, financial, information technology, treasury and administration services to the operating segments from the head office in Brampton, Ontario, and information technology and shared services from its office in Edina, Minnesota.

SUNOPTA INC.	23	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

The following segmented information for the quarter and three quarters ended September 29, 2012 and October 1, 2011 is provided on the basis of the Company’s new operating segments alignment and the divestiture of Purity (see note 3):

			Quarter ended
			September 29, 2012
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	201,878	20,003	-	221,881
Canada	6,294	7,999	-	14,293
Europe and other	38,187	4,978	-	43,165
Total revenues from external customers	246,359	32,980	-	279,339

Segment operating income (loss)	10,835	3,280	(1,424)	12,691

Other expense, net				264
Interest expense, net				2,339
Provision for income taxes				3,947
Earnings from continuing operations				6,141

				Quarter ended
				September 29, 2012
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	123,661	18,268	41,310	18,639	201,878
Canada	2,997	1,149	195	1,953	6,294
Europe and other	13,259	856	131	23,941	38,187
Total revenues from external customers	139,917	20,273	41,636	44,533	246,359

Segment operating income (loss)	8,780	878	(544)	1,721	10,835

SUNOPTA INC.	24	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

			Quarter ended
			October 1, 2011
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	171,864	16,360	-	188,224
Canada	9,331	3,940	-	13,271
Europe and other	51,714	3,802	-	55,516
Total revenues from external customers	232,909	24,102	-	257,011

Segment operating income (loss)	8,563	1,606	(2,806)	7,363

Other expense, net				7
Interest expense, net				2,033
Provision for income taxes				1,451
Earnings from continuing operations				3,872

				Quarter ended
				October 1, 2011
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	95,960	19,524	40,873	15,507	171,864
Canada	3,559	1,723	1,064	2,985	9,331
Europe and other	22,077	719	129	28,789	51,714
Total revenues from external customers	121,596	21,966	42,066	47,281	232,909

Segment operating income	4,394	2,065	205	1,899	8,563

SUNOPTA INC.	25	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

			Three quarters ended
			September 29, 2012
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	585,642	56,637	-	642,279
Canada	24,393	22,764	-	47,157
Europe and other	118,414	13,125	-	131,539
Total revenues from external customers	728,449	92,526	-	820,975

Segment operating income (loss)	36,423	8,178	(4,781)	39,820

Other expense, net				2,006
Interest expense, net				7,480
Provision for income taxes				10,302
Earnings from continuing operations				20,032

				Three quarters ended
				September 29, 2012
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	346,507	55,804	133,246	50,085	585,642
Canada	12,238	4,049	1,311	6,795	24,393
Europe and other	38,351	2,555	1,322	76,186	118,414
Total revenues from external customers	397,096	62,408	135,879	133,066	728,449

Segment operating income (loss)	27,662	2,946	(549)	6,364	36,423

SUNOPTA INC.	26	September 29, 2012 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 29, 2012 and October 1, 2011
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

			Three quarters ended
			October 1, 2011
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	534,600	47,613	-	582,213
Canada	24,613	11,348	-	35,961
Europe and other	147,841	11,534	-	159,375
Total revenues from external customers	707,054	70,495	-	777,549

Segment operating income (loss)	29,835	6,216	(7,169)	28,882

Other income, net				(2,887)
Interest expense, net				6,537
Provision for income taxes				8,875
Earnings from continuing operations				16,357

				Three quarters ended
				October 1, 2011
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	296,168	63,207	122,605	52,620	534,600
Canada	10,140	5,768	2,482	6,223	24,613
Europe and other	55,663	2,627	670	88,881	147,841
Total revenues from external customers	361,971	71,602	125,757	147,724	707,054

Segment operating income (loss)	15,962	6,692	(151)	7,332	29,835

SUNOPTA INC.	27	September 29, 2012 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended September 29, 2012 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Current Report on Form 8-K that we filed on June 25, 2012.

Certain statements contained in this MD&A may constitute forward-looking statements as defined under securities laws. Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives. In some cases, forward-looking statements can be identified by terms such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, or other similar expressions concerning matters that are not historical facts. To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition, our results of operations, and our liquidity and capital resources. Readers are cautioned that this information may not be appropriate for any other purpose, including investment decisions.

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

Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to November 7, 2012. All dollar amounts in this MD&A are expressed in thousands of U.S. dollars, except per share amounts, unless otherwise noted.

Commodity Prices

Commodity prices for corn and soybeans have risen significantly over the course of this year as a consequence of supply shortfalls due to crop failures following the worst drought conditions experienced in North America in many years. Although the overall 2012 crop is expected to be of fair to average yield and quality, we anticipate that we will be able to maintain adequate supply for our value-added consumer packaged and ingredients businesses, as we source primarily from northern growing regions that were not as severely impacted by the extreme heat and lack of rain experienced in the southern regions of the U.S. In addition, through our global sourcing platform we expect to minimize any shortfalls in supply for our lower-margin commodity grain and feed sales. With respect to pricing, our contractual relationships with customers for consumer packaged and ingredients products, as well as commodity grain and feed sales, typically allow us to increase our prices to recover increased costs of supply. As a result, we do not anticipate that weather-related supply shortfalls and commodity price inflation will have a material negative impact to our results of operations for the fourth quarter of 2012 through 2013.

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

SUNOPTA INC.	28	September 29, 2012 10-Q

In hand with these efforts, we also announced the rationalization of a number of operations and functions which resulted in a reduction of approximately 6% of our salaried workforce. Once fully implemented, and after approximately $500 in severance charges, this rationalization is expected to reduce annual costs by approximately $3,000 before tax. In addition, we have recently taken steps towards the closure of the Chelmsford, Massachusetts office of the Ingredients Group which would involve the relocation of certain back office functions to our U.S. corporate office located in Edina, Minnesota. We expect that this office closure will result in annualized savings of approximately $1,200 once fully implemented. The costs associated with the closure and relocation are expected to be incurred during the fourth quarter of 2012 and first quarter of 2013; however, these costs are not expected to be material.

Business Developments

WGI Heavy Minerals, Incorporated

On August 29, 2012, Opta Minerals Inc. (“Opta Minerals”) paid $14,098 in cash to acquire approximately 94% of the outstanding common shares of WGI Heavy Metals, Incorporated (“WGI”), pursuant to an offer by Opta Minerals to acquire all of the outstanding common shares of WGI for Cdn $0.60 cash per share. Opta Minerals commenced a compulsory acquisition of the outstanding common shares of WGI not tendered to the offer, which is expected to be completed on or about November 8, 2012, following which Opta Minerals will own 100% of WGI. WGI’s principal business is the processing and sale of industrial abrasive minerals, and the sourcing, assembly and sale of ultra-high pressure water jet cutting machine replacement parts and components. This acquisition complements Opta Minerals’ existing product portfolio and expands product line offerings to new and existing customers.

Purity Life Natural Health Products

On June 5, 2012, we completed the sale of Purity, our Canadian natural health products distribution business, for consideration of $13,443 (Cdn $14,000) in cash at closing, plus up to approximately $672 (Cdn $700) if Purity achieves certain earnings targets during the one-year period following the closing date. We will not recognize the contingent consideration until realized. The divestiture of Purity is consistent with our strategy to focus on our core natural and organic foods sourcing and processing business. The operating results of Purity for the quarter and three quarters ended September 29, 2012 and October 1, 2011 have been reclassified to discontinued operations. Purity was formerly part of the International Foods Group.

Babco Industrial Corp.

In February 2012, Opta Minerals acquired all of the outstanding common shares of Babco Industrial Corp. (“Babco”) located in Regina, Saskatchewan for cash at closing of $17,530 plus contingent consideration of up to $1,300 based on the achievement of certain earnings targets over the next five years. Babco is an industrial processor of petroleum coke. This acquisition complements Opta Minerals existing product portfolio and provides for additional product line offerings to new and existing customers in the region.

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

Lorton’s Fresh Squeezed Juices, Inc.

In August 2011, we completed the acquisition of the assets and business of Lorton’s Fresh Squeezed Juices, Inc. (“Lorton’s”) for cash consideration and amounts payable for additional working capital of $2,602, plus potential additional consideration pursuant to an earn-out based on pre-determined earnings targets over a four-year period. Lorton’s is a vertically integrated producer of a variety of citrus based products in both industrial and packaged formats. This acquisition expanded our vertically integrated operations into the extracting, processing and packaging of citrus-based ingredients through consumer packaged products, and provides increased capacity for future growth and expansion. Lorton’s operations are included in the Consumer Products Group.

SUNOPTA INC.	29	September 29, 2012 10-Q

Colorado Sun Oil Processing LLC

In August 2011, we disposed of our interest in the Colorado Sun Oil Processing LLC (“CSOP”) joint venture, pursuant to bankruptcy proceedings. As a result, the operating results of CSOP (including legal fees and interest costs incurred in connection with arbitration proceedings underway in respect of the related joint venture agreement – see note 12 to the interim consolidated financial statements) for the quarter and three quarters ended September 29, 2012 and October 1, 2011 have been included in discontinued operations. CSOP was part of the Grains and Foods Group.

Consolidated Results of Operations

For the quarter ended	September 29, 2012	October 1, 2011	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	246,359	232,909	13,450	5.8%
Opta Minerals	32,980	24,102	8,878	36.8%
Total Revenue	279,339	257,011	22,328	8.7%
Gross Profit
SunOpta Foods	26,205	24,797	1,408	5.7%
Opta Minerals	6,976	5,224	1,752	33.5%
Total Gross Profit	33,181	30,021	3,160	10.5%
Segment Operating Income (Loss)(1)
SunOpta Foods	10,835	8,563	2,272	26.5%
Opta Minerals	3,280	1,606	1,674	104.2%
Corporate Services	(1,424)	(2,806)	1,382	49.3%
Total Segment Operating Income	12,691	7,363	5,328	72.4%
Other expense , net	264	7	257	3671.4%
Earnings from continuing operations before the following	12,427	7,356	5,071	68.9%
Interest expense, net	2,339	2,033	306	15.1%
Provision for income taxes	3,947	1,451	2,496	172.0%
Earnings from continuing operations	6,141	3,872	2,269	58.6%
Earnings attributable to non-controlling interests	449	144	305	211.8%
Earnings (loss) from discontinued operations, net of taxes	112	(433)	545	n/m
Gain on sale of discontinued operations, net of taxes	-	71	(71)	n/m
Earnings attributable to SunOpta Inc.	5,804	3,366	2,438	72.4%

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

SUNOPTA INC.	30	September 29, 2012 10-Q

	Grains		Consumer	International
	and Foods	Ingredients	Products	Foods	SunOpta	Opta	Corporate	Consol-
	Group	Group	Group	Group	Foods	Minerals	Services	idated
For the quarter ended	$	$	$	$	$	$	$	$
September 29, 2012
Segment operating income (loss)	8,780	878	(544)	1,721	10,835	3,280	(1,424)	12,691
Other income (expense), net	6	-	(46)	-	(40)	(208)	(16)	(264)
Earnings (loss) from continuing operations before the following	8,786	878	(590)	1,721	10,795	3,072	(1,440)	12,427

October 1, 2011
Segment operating income (loss)	4,394	2,065	205	1,899	8,563	1,606	(2,806)	7,363
Other income (expense), net	202	-	(109)	-	93	-	(100)	(7)
Earnings (loss) from continuing operations before the following	4,596	2,065	96	1,899	8,656	1,606	(2,906)	7,356

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

Revenues for the quarter ended September 29, 2012 increased by 8.7% to $279,339 from $257,011 for the quarter ended October 1, 2011. Revenues in SunOpta Foods increased by 5.8% to $246,359 and revenues in Opta Minerals increased by 36.8% to $32,980. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 6% on a consolidated basis. Within SunOpta Foods, higher sales volumes of value-added aseptic and other consumer packaged goods contributed to the increase in revenues, as well as strong demand and higher pricing for corn and organic feed products due to the effects of the North American drought. Those factors were partially offset by lower revenues in our European organic ingredients operation due to economic uncertainty, as well as declines in volumes and pricing in the fruit snacks category at our Healthy Snacks operation due to increased competition from re-sealable pouch formats. At Opta Minerals, the increase in revenues reflected higher volumes of industrial minerals and abrasive products, as well as the incremental revenues of Babco and WGI, which were acquired in 2012.

Gross profit increased $3,160, or 10.5%, to $33,181 for the quarter ended September 29, 2012, compared with $30,021 for the quarter ended October 1, 2011. As a percentage of revenues, gross profit for the quarter ended September 29, 2012 was 11.9% compared to 11.7% for the quarter ended October 1, 2011, an increase of 0.2% . The increase in gross profit percentage reflected the strong growth in higher-margin aseptic and consumer packaged goods categories and reduced losses on export sales of sunflower kernel, as well as the positive impact of product rationalization efforts at our Frozen Foods operation. In addition, we generated stronger margins on sales of corn and organic feedstuffs as a result of higher pricing and favorable costing related to inventory carried over from 2011. Negatively impacting gross profit percentage for the quarter ended September 29, 2012 were reduced efficiencies in our Fiber and Fruit Ingredient operations due to lower production volumes, unfavorable product mix and higher production costs at our Healthy Snacks operation, and operating losses at our juice extraction and packaging operation. In addition, we incurred pre-production costs of $598 in the third quarter of 2012, related to our new pouch filling operation located in a facility on the U.S. east coast. The commissioning of this facility was completed in September 2012.

Total segment operating income for the quarter ended September 29, 2012 increased by $5,328, or 72.4%, to $12,691, compared with $7,363 for the quarter ended October 1, 2011. As a percentage of revenue, segment operating income was 4.5% for the quarter ended September 29, 2012, compared with 2.9% for the quarter ended October 1, 2011. The increase in segment operating income at SunOpta Foods reflected the strong performance of the aseptic and grains-based businesses, including sunflower, and gross margin and cost structure improvements at our Frozen Foods operation, partially offset by declines in our Ingredient and Healthy Snacks operations. The increase in segment operating income at Opta Minerals primarily reflected the incremental contribution from Babco and WGI. Also contributing to the increase in segment operating income were lower employee compensation-related costs, as a result of rationalization efforts undertaken in the first quarter of 2012 to streamline operations and improve efficiencies within SunOpta Foods, and the favorable impact of foreign exchange movements for the Canadian dollar relative to the U.S. dollar.

SUNOPTA INC.	31	September 29, 2012 10-Q

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended September 29, 2012 of $264 included transaction costs incurred by Opta Minerals in connection with the acquisition of WGI.

The increase in interest expense of $306 to $2,339 for the quarter ended September 29, 2012, compared with $2,033 for the quarter ended October 1, 2011, reflected an increase in long-term debt at Opta Minerals in connection with the WGI and Babco acquisitions, partially offset by the repayment of borrowings under our syndicated credit facilities with cash generated from operations.

The provision for income tax for the quarter ended September 29, 2012 was $3,947, or 39.1% of earnings before taxes, compared with $1,451, or 27.3% of earnings before taxes, for the quarter ended October 1, 2011. The increase in the effective tax rate is primarily a result of increased earnings in higher tax jurisdictions in the third quarter of 2012, and the net effect of certain tax credits that were realized in the third quarter of 2011. The annual effective income tax rate for 2012 is expected to be between 37% and 39%, excluding discrete adjustments.

Earnings from continuing operations for the quarter ended September 29, 2012 were $6,141, as compared to $3,872 for the quarter ended October 1, 2011, an increase of $2,269 or 58.6% . Diluted earnings per share from continuing operations were $0.09 for the quarter ended September 29, 2012, compared with $0.06 for the quarter ended October 1, 2011.

Earnings attributable to non-controlling interests for the quarter ended September 29, 2012 were $449, compared with earnings of $144 for the quarter ended October 1, 2011. The $305 increase in earnings attributable to non-controlling interests reflected an increase in net earnings at Opta Minerals, including the incremental contribution from Babco.

Earnings from discontinued operations, net of taxes, of $112 for the quarter ended September 29, 2012 reflected $333 received in final settlement of the CSOP estate at the completion of bankruptcy proceedings, partially offset by legal fees and interest costs in connection with the ongoing arbitration proceedings related to the joint venture agreement. Discontinued operations for the quarter ended October 1, 2011 reflected losses from the operations of Purity and CSOP of $433 in the aggregate, partially offset by a gain recognized on the sale of CSOP of $71.

On a consolidated basis, we realized earnings of $5,804 (diluted earnings per share of $0.09) for the quarter ended September 29, 2012, compared with earnings of $3,366 (diluted earnings per share of $0.05) for the quarter ended October 1, 2011.

SUNOPTA INC.	32	September 29, 2012 10-Q

Segmented Operations Information
SunOpta Foods

For the quarter ended	September 29, 2012	October 1, 2011	Change	% Change

Revenues	$246,359	$232,909	$13,450	5.8%
Gross Margin	26,205	24,797	1,408	5.7%
Gross Margin %	10.6%	10.6%		0.0%

Operating Income	$10,835	$8,563	$2,272	26.5%
Operating Income %	4.4%	3.7%		0.7%

SunOpta Foods contributed $246,359 or 88.2% of consolidated revenue for the quarter ended September 29, 2012 compared to $232,909 or 90.6% of consolidated revenues for the quarter ended October 1, 2011, an increase of $13,450. Revenues in SunOpta Foods increased 5.8% compared to the quarter ended October 1, 2011. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 5% in SunOpta Foods, driven by strong growth in integrated packaged food product categories and corn and organic feedstuff volumes, offset by decreased volumes of fiber and fruit ingredients, as well as fruit snacks. The table below explains the increase in revenue by group for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the quarter ended October 1, 2011	$232,909
Increase in the Grains and Foods Group	18,321
Decrease in the Ingredients Group	(1,693)
Decrease in the Consumer Products Group	(430)
Decrease in the International Foods Group	(2,748)
Revenues for the quarter ended September 29, 2012	$246,359

Gross margin in SunOpta Foods increased by $1,408 for the quarter ended September 29, 2012 to $26,205, or 10.6% of revenues, compared to $24,797, or 10.6% of revenues for the quarter ended October 1, 2011. The table below explains the increase in gross margin by group for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross Margin for the quarter ended October 1, 2011	$24,797
Increase in the Grains and Foods Group	4,555
Decrease in the Ingredients Group	(1,223)
Decrease in the Consumer Products Group	(1,199)
Decrease in the International Foods Group	(725)
Gross Margin for the quarter ended September 29, 2012	$26,205

SUNOPTA INC.	33	September 29, 2012 10-Q

Operating income in SunOpta Foods increased by $2,272 for the quarter ended September 29, 2012 to $10,835 or 4.4% of revenues, compared to $8,563 or 3.7% of revenues for the quarter ended October 1, 2011. The table below explains the increase in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating Income for the quarter ended October 1, 2011	$8,563
Increase in gross margin, as noted above	1,408
Decrease in SG&A costs	923
Increase in foreign exchange loss	(59)
Operating Income for the quarter ended September 29, 2012	$10,835

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains and Foods Group

For the quarter ended	September 29, 2012	October 1, 2011	Change	% Change

Revenues	$139,917	$121,596	$18,321	15.1%
Gross Margin	14,680	10,125	4,555	45.0%
Gross Margin %	10.5%	8.3%		2.2%

Operating Income	$8,780	$4,394	$4,386	99.8%
Operating Income %	6.3%	3.6%		2.7%

The Grains and Foods Group contributed $139,917 in revenues for the quarter ended September 29, 2012, compared to $121,596 for the quarter ended October 1, 2011, an $18,321 or 15.1% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenues for the quarter ended October 1, 2011	$121,596
Increased volume and improved pricing on organic grains and commodity corn, as well as improved pricing on commodity soy, partially offset by lower volume of commodity soy	13,386
Increased volume and higher pricing of aseptically packaged beverages	4,759
Improved pricing on sunflower kernel products	1,551
Transfer of dairy blended food ingredient business from Ingredients Group	1,389
Lower volume of grain based food ingredients, partially offset by improved pricing	(2,357)
Lower volume of in-shell sunflower products due to continued softness in international markets, partially offset by increased bird food and other by-product streams	(407)
Revenues for the quarter ended September 29, 2012	$139,917

SUNOPTA INC.	34	September 29, 2012 10-Q

Gross margin in the Grains and Foods Group increased by $4,555 to $14,680 for the quarter ended September 29, 2012 compared to $10,125 for the quarter ended October 1, 2011, and the gross margin percentage increased by 2.2% to 10.5% . The increase in gross margin as a percentage of revenue was primarily due to higher volume and improved pricing on organic grains and commodity soy and corn, production efficiencies at our aseptic processing and packaging facilities, improved pricing on sunflower planting seeds and in-shell sunflower products, and lower export sunflower kernel sales that occurred at a loss in the third quarter of 2011. The table below explains the increase in gross margin:

Grains and Foods Group Gross Margin Changes
Gross Margin for the quarter ended October 1, 2011	$10,125
Higher volume and improved pricing on organic grains and commodity corn, partially offset by the higher cost of commodity soy	2,514
Higher volumes and improved pricing of aseptically packaged beverages, as well as production efficiencies from increased volumes	1,404
Improved margins in the sunflower planting seed program and higher pricing for in- shell sunflower, partially offset by decreased plant efficiencies from lower sunflower volume	575
Lower volume of export sunflower kernel products that were sold at a loss in the prior year, partially offset by lower pricing and higher by-product costs	216
Lower volume and reduced pricing on grain based food ingredients, partially offset by improved margins on specialty oils that were sold at a loss in the prior year	(154)
Gross Margin for the quarter ended September 29, 2012	$14,680

Operating income in the Grains and Foods Group increased by $4,386 or 99.8% to $8,780 for the quarter ended September 29, 2012, compared to $4,394 for the quarter ended October 1, 2011. The table below explains the increase in operating income:

Grains and Foods Group Operating Income Changes
Operating Income for the quarter ended October 1, 2011	$4,394
Increase in gross margin, as explained above	4,556
Decreased professional fees, utilities and insurance, offset by increased compensation costs	78
Decrease in foreign exchange gains	(130)
Increase in corporate cost allocations	(118)
Operating Income for the quarter ended September 29, 2012	$8,780

SUNOPTA INC.	35	September 29, 2012 10-Q

Ingredients Group

For the quarter ended	September 29, 2012	October 1, 2011	Change	% Change

Revenues	$20,273	$21,966	$(1,693)	-7.7%
Gross Margin	3,223	4,446	(1,223)	-27.5%
Gross Margin %	15.9%	20.2%		-4.3%

Operating Income	$878	$2,065	$(1,187)	-57.5%
Operating Income %	4.3%	9.4%		-5.1%

The Ingredients Group contributed $20,273 in revenues for the quarter ended September 29, 2012, compared to $21,966 for the quarter ended October 1, 2011, a $1,693 or 7.7% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes
Revenues for the quarter ended October 1, 2011	$21,966
Transfer of non-dairy blended food ingredient business to the Grains and Foods Group	(1,389)
Decrease in customer demand for oat and soy fiber ingredients, as well as fruit ingredients to the industrial channel, partially offset by increased customer demand for fruit ingredients to the food service channel	(1,058)
Improved pricing for industrial and food service fruit ingredients products	654
Increase in customer demand for starches and brans, partially offset by lower pricing for other blended food ingredients	100
Revenues for the quarter ended September 29, 2012	$20,273

Gross margin in the Ingredients Group decreased by $1,223 to $3,223 for the quarter ended September 29, 2012 compared to $4,446 for the quarter ended October 1, 2011, and the gross margin percentage decreased by 4.3% to 15.9% . Higher raw material input costs, including organic sugar as well as oat and soy hulls, and decreased plant efficiencies from low production volumes were the main causes of the decrease in gross margin rate. The table below explains the decrease in gross margin:

Ingredients Group Gross Margin Changes
Gross Margin for the quarter ended October 1, 2011	$4,446
Lower demand for oat and soy fiber, combined with an increase in raw material and other input costs including oat and soy hulls	(783)
Decreased demand for industrial fruit ingredients and decreased efficiencies from lower production, combined with increased input costs including organic sugar	(440)
Gross Margin for the quarter ended September 29, 2012	$3,223

SUNOPTA INC.	36	September 29, 2012 10-Q

Operating income in the Ingredients Group decreased by $1,187, or 57.5%, to $878 for the quarter ended September 29, 2012, compared to $2,065 for the quarter ended October 1, 2011. The table below explains the decrease in operating income:

Ingredients Group Operating Income Changes
Operating Income for the quarter ended October 1, 2011	$2,065
Decrease in gross margin, as explained above	(1,223)
Increased spending on general office costs, as well as consulting costs related to product development and market research	(79)
Decrease in corporate cost allocations	70
Decrease in compensation costs, primarily due to headcount rationalization that occurred in the first quarter of 2012	45
Operating Income for the quarter ended September 29, 2012	$878

Consumer Products Group

For the quarter ended	September 29, 2012	October 1, 2011	Change	% Change

Revenues	$41,636	$42,066	$(430)	-1.0%
Gross Margin	2,798	3,997	(1,199)	-30.0%
Gross Margin %	6.7%	9.5%		-2.8%

Operating (loss) income	$(544)	$205	$(749)	-365.4%
Operating Income %	-1.3%	0.5%		-1.8%

The Consumer Products Group contributed $41,636 in revenues for the quarter ended September 29, 2012, compared to $42,066 for the quarter ended October 1, 2011, a $430 or 1.0% decrease. The table below explains the decrease in revenue:

Consumer Products Group Revenue Changes
Revenues for the quarter ended October 1, 2011	$42,066
Decreased volume in our Frozen Foods operation as we wind down all industrial and food service product lines, partially offset by higher volumes on retail offerings	(3,492)
Reduced sales volume of healthy fruit snacks, offset partially by increased sales of nutrition bars	(1,024)
Increased sales from the launch of our flexible pouch filling lines on the U.S. west coast in the fourth quarter of 2011 as well as on the U.S. east coast in the third quarter of 2012	4,086
Revenues for the quarter ended September 29, 2012	$41,636

SUNOPTA INC.	37	September 29, 2012 10-Q

Gross margin in the Consumer Products Group decreased by $1,199 to $2,798 for the quarter ended September 29, 2012 compared to $3,997 for the quarter ended October 1, 2011, and the gross margin percentage decreased by 2.8% to 6.7% . The decrease in gross margin as a percentage of revenue is due to pre-production costs related to our U.S. east coast expansion project and higher production costs at our Healthy Snacks operation. The table below explains the decrease in gross margin:

Consumer Products Group Gross Margin Changes
Gross Margin for the quarter ended October 1, 2011	$3,997
Higher production and raw material costs at our Healthy Snacks operations	(1,746)
Facility start-up costs related to the expansion of consumer packaged processing capabilities on the U.S. east coast, transition costs and plant inefficiencies at Lorton’s, partially offset by improved margins on other consumer product offerings including flexible pouch	(516)
Higher margins realized on retail format frozen food sales and decreased storage costs as a result of lower inventory levels	1,063
Gross Margin for the quarter ended September 29, 2012	$2,798

Operating income in the Consumer Products Group decreased by $749, or 365.4%, to a loss of $544 for the quarter ended September 29, 2012, compared to income of $205 for the quarter ended October 1, 2011. The table below explains the decrease in operating income:

Consumer Products Group Operating Income Changes
Operating Income for the quarter ended October 1, 2011	$205
Decrease in gross margin, as explained above	(1,199)
Increase in corporate cost allocations	(145)
SG&A savings due to reduced headcount and lower short-term incentive accruals	551
Lower professional fees, travel and office expenses	44
Operating Loss for the quarter ended September 29, 2012	($544)

SUNOPTA INC.	38	September 29, 2012 10-Q

International Foods Group

For the quarter ended	September 29, 2012	October 1, 2011	Change	% Change

Revenues	$44,533	$47,281	$(2,748)	-5.8%
Gross Margin	5,504	6,229	(725)	-11.6%
Gross Margin %	12.4%	13.2%		-0.8%

Operating Income	$1,721	$1,899	$(178)	-9.4%
Operating Income %	3.9%	4.0%		-0.1%

The International Foods Group contributed $44,533 in revenues for the quarter ended September 29, 2012, compared to $47,281 for the quarter ended October 1, 2011, a $2,748 or 5.8% decrease. The table below explains the decrease in revenue:

International Foods Group Revenue Changes
Revenues for the quarter ended October 1, 2011	$47,281
Unfavorable impact on revenues due to the weaker euro relative to the U.S. dollar	(5,638)
Higher volumes of organic commodities, driven by improved sales in North America, offset by weaker sales in Europe	1,712
Increased commodity prices for organic commodities such as sweeteners, nuts and fruits	1,178
Revenues for the quarter ended September 29, 2012	$44,533

Gross margins in the International Foods Group decreased by $725 to $5,504 for the quarter ended September 29, 2012 compared to $6,229 for the quarter ended October 1, 2011, and the gross margin percentage decreased by 0.8% to 12.4% . The decrease in margin rate was due primarily to sales mix as well as unfavorable margins realized on coffee. The table below explains the decrease in gross margin:

International Foods Group Gross Margin Changes
Gross Margin for the quarter ended October 1, 2011	$6,229
Unfavorable impact on gross margins due to weaker euro relative to the U.S. dollar	(717)
Lower margins realized on coffee due to declining market prices which drove down margins on existing inventory on hand, partially offset by higher sales volumes of other organic commodities	(8)
Gross Margin for the quarter ended September 29, 2012	$5,504

SUNOPTA INC.	39	September 29, 2012 10-Q

Operating income in the International Foods Group decreased by $178, or 9.4%, to $1,721 for the quarter ended September 29, 2012, compared to $1,899 for the quarter ended October 1, 2011. The table below explains the decrease in operating income:

International Foods Group Operating Income Changes
Operating Income for the quarter ended October 1, 2011	$1,899
Decrease in gross margin, as explained above	(725)
Increase in corporate allocations	(105)
Favorable impact on euro borne SG&A spending due to the weaker euro relative to the U.S. dollar	411
Decrease in short-term incentive costs, partially offset by increased compensation due to higher headcount	176
Foreign exchange gains on forward foreign exchange contracts	65
Operating Income for the quarter ended September 29, 2012	$1,721

Opta Minerals

For the quarter ended	September 29, 2012	October 1, 2011	Change	% Change

Revenues	$32,980	$24,102	$8,878	36.8%
Gross Margin	6,976	5,224	1,752	33.5%
Gross Margin %	21.2%	21.7%		-0.5%

Operating Income	$3,280	$1,606	$1,674	104.2%
Operating Income %	9.9%	6.7%		3.2%

Opta Minerals contributed $32,980 in revenues for the quarter ended September 29, 2012, compared to $24,102 for the quarter ended October 1, 2011, an $8,878 or a 36.8% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenues for the quarter ended October 1, 2011	$24,102
Incremental revenue due to the acquisitions of WGI on August 29, 2012, Babco on February 10, 2012 and Inland on November 10, 2011	5,964
Increased volumes of mill and foundry products as a result of increased demand for magnesium, chromite and lime blends	1,865
Increased volumes of abrasive and other industrial mineral products and services	1,049
Revenues for the quarter ended September 29, 2012	$32,980

SUNOPTA INC.	40	September 29, 2012 10-Q

Gross margin for Opta Minerals increased by $1,752 to $6,976 for the quarter ended September 29, 2012 compared to $5,224 for the quarter ended October 1, 2011, and the gross margin percentage decreased by 0.5% to 21.2% . The decrease in gross margin as a percentage of revenue was due primarily to product mix. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the quarter ended October 1, 2011	$5,224
Incremental gross margin due to the acquisitions of WGI, Babco and Inland	1,592
Margin impact on higher sales volume of abrasive and other industrial mineral products combined with lower plant costs	475
Impact of unfavorable product mix on mill and foundry products, as volume increases were offset by higher sales of lower margin chromite and magnesium products	(315)
Gross Margin for the quarter ended September 29, 2012	$6,976

Operating income for Opta Minerals increased by $1,674, or 104.2%, to $3,280 for the quarter ended September 29, 2012, compared to $1,606 for the quarter ended October 1, 2011. The table below explains the increase in operating income:

Opta Minerals Operating Income Changes
Operating Income for the quarter ended October 1, 2011	$1,606
Increase in gross margin, as explained above	1,752
Decrease in foreign exchange losses	464
Decrease in other SG&A, including stock compensation expense	104
Incremental SG&A due to the acquisitions of WGI, Babco and Inland	(646)
Operating Income for the quarter ended September 29, 2012	$3,280

Corporate Services

For the quarter ended	September 29, 2012	October 1, 2011	Change	% Change

Operating Loss	$(1,424)	$(2,806)	$1,382	49.3%

Operating loss at Corporate Services decreased by $1,382 to $1,424 for the quarter ended September 29, 2012, from a loss of $2,806 for the quarter ended October 1, 2011. The table below explains the decrease in operating loss:

Corporate Services Operating Income Changes
Operating Loss for the quarter ended October 1, 2011	($2,806)
Increase in foreign exchange gains	748
Lower compensation costs in part due to headcount rationalizations that occurred in the first quarter of 2012 and decreased benefits, partially offset by increased stock compensation and other general office costs	327
Increase in corporate management fees that are allocated to SunOpta operating groups	307
Operating Loss for the quarter ended September 29, 2012	($1,424)

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

SUNOPTA INC.	41	September 29, 2012 10-Q

Consolidated Results of Operations

For the three quarters ended	September 29, 2012	October 1, 2011	Change	Change
	$	$	$	%
Revenues
SunOpta Foods	728,449	707,054	21,395	3.0%
Opta Minerals	92,526	70,495	22,031	31.3%
Total revenues	820,975	777,549	43,426	5.6%
Gross profit
SunOpta Foods	84,681	78,800	5,881	7.5%
Opta Minerals	20,074	15,833	4,241	26.8%
Total gross profit	104,755	94,633	10,122	10.7%
Segment operating income (loss)(1)
SunOpta Foods	36,423	29,835	6,588	22.1%
Opta Minerals	8,178	6,216	1,962	31.6%
Corporate Services	(4,781)	(7,169)	2,388	33.3%
Total segment operating income	39,820	28,882	10,938	37.9%
Other expense (income), net	2,006	(2,887)	4,893	169.5%
Earnings from continuing operations
before the following	37,814	31,769	6,045	19.0%
Interest expense, net	7,480	6,537	943	14.4%
Provision for income taxes	10,302	8,875	1,427	16.1%
Earnings from continuing operations	20,032	16,357	3,675	22.5%
Earnings attributable to non-controlling interests	1,384	1,523	(139)	-9.1%
Loss from discontinued operations, net of taxes	517	(2,057)	2,574	125.1%
Gain on sale of discontinued operations, net of taxes	676	71	605	n/m
Earnings attributable to SunOpta Inc.	19,841	12,848	6,993	54.4%

(1)

The following table presents a reconciliation of segment operating income (loss) to “earnings (loss) from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to page 30, note (1) regarding the use of non-GAAP measures).

	Grains		Consumer	International
	and Foods	Ingredients	Products	Foods	SunOpta	Opta	Corporate	Consol-
	Group	Group	Group	Group	Foods	Minerals	Services	idated
For the three quarters ended	$	$	$	$	$	$	$	$
September 29, 2012
Segment operating income (loss)	27,662	2,946	(549)	6,364	36,423	8,178	(4,781)	39,820
Other income (expense), net	28	(224)	(159)	-	(355)	(647)	(1,004)	(2,006)
Earnings (loss) from continuing operations before the following	27,690	2,722	(708)	6,364	36,068	7,531	(5,785)	37,814

October 1, 2011
Segment operating income (loss)	15,962	6,692	(151)	7,332	29,835	6,216	(7,169)	28,882
Other income (expense), net	234	(59)	3,540	-	3,715	-	(828)	2,887
Earnings (loss) from continuing operations before the following	16,196	6,633	3,389	7,332	33,550	6,216	(7,997)	31,769

SUNOPTA INC.	42	September 29, 2012 10-Q

Revenues for the three quarters ended September 29, 2012 increased by 5.6% to $820,975 from $777,549 for the three quarters ended October 1, 2011. Revenues in SunOpta Foods increased by 3.0% to $728,449 and revenues in Opta Minerals increased by 31.3% to $92,526. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 5% on a consolidated basis. Contributing to the increase in revenues within SunOpta Foods were higher sales volumes of value-added aseptic and other consumer packaged goods, and strong demand and higher pricing for corn and organic feed products due to the effects of the North American drought, as well as increased sales of sunflower planting seeds into international markets. Those factors were partially offset by lower revenues in our European organic ingredients operation due to economic uncertainty, as well as lower volumes and pricing for fiber and fruit ingredient products. At Opta Minerals, the increase in revenues reflected higher volumes of industrial minerals and abrasive products, as well as the incremental revenues of Babco and WGI, which were acquired in 2012.

Gross profit increased $10,122, or 10.7%, to $104,755 for the three quarters ended September 29, 2012, compared with $94,633 for the three quarters ended October 1, 2011. As a percentage of revenues, gross profit for the three quarters ended September 29, 2012 was 12.8% compared to 12.2% for the three quarters ended October 1, 2011, an increase of 0.6% . The increase in gross profit percentage reflected the strong growth in higher-margin aseptic and consumer packaged goods categories and reduced losses on export sales of sunflower kernels, as well as the positive impact of product rationalization efforts at our Frozen Foods operation. In addition, we generated stronger margins on sales of corn and organic feedstuffs as a result of higher pricing and favorable costing relating to inventory carried over from 2011. Negatively impacting gross profit percentage for the three quarters ended September 29, 2012 were reduced efficiencies in our Fiber and Fruit Ingredient operations due to lower production volumes, unfavorable product mix and higher production costs at our Healthy Snacks operation, and operating losses at our juice extraction and packaging operation. In addition, we incurred pre-production costs of $1,065 in the first three quarters of 2012, related to the new pouch filling operation on the U.S. east coast that was fully commissioned in September 2012.

Total segment operating income for the three quarters ended September 29, 2012 increased by $10,938, or 37.9%, to $39,820, compared with $28,882 for the three quarters ended October 1, 2011. As a percentage of revenue, segment operating income was 4.9% for the three quarters ended September 29, 2012, compared with 3.7% for the three quarters ended October 1, 2011. The increase in segment operating income at SunOpta Foods reflected the strong performance of the aseptic and grains-based businesses including sunflower, and gross margin and cost structure improvements at our Frozen Foods operation, partially offset by declines in our Ingredient and Healthy Snacks operations. The increase in segment operating income at Opta Minerals primarily reflected the incremental contribution from Babco and WGI, partially offset by a $945 bad debt provision recorded in the second quarter of 2012, related to the bankruptcy filing of a large steel products customer. Also contributing to the increase in segment operating income were lower employee compensation-related costs, as a result of rationalization efforts undertaken in the first quarter of 2012 to streamline operations and improve efficiencies within SunOpta Foods, and the favorable impact of foreign exchange movements for the Canadian dollar and euro relative to the U.S. dollar.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the three quarters ended September 29, 2012 of $2,006 included accrued severance of $795 payable to a former executive officer and other employee severances of $500 related to our rationalization efforts, as well as transaction costs incurred by Opta Minerals in connection with the acquisitions of WGI and Babco. Other income for the three quarters ended October 1, 2011 included a gain on sale of frozen food assets located in Mexico.

The increase in interest expense of $943 to $7,480 for the three quarters ended September 29, 2012, compared with $6,537 for the three quarters ended October 1, 2011, reflected an increase in long-term debt at Opta Minerals in connection with the WGI and Babco acquisitions, partially offset by the repayment of borrowings under our syndicated credit facilities with cash generated from operations.

The provision for income tax for the three quarters ended September 29, 2012 was $10,302, or 34.0% of earnings before taxes, compared with $8,875, or 35.2% of earnings before taxes, for the three quarters ended October 1, 2011. The reduction in the effective tax rate reflected the impacts of changes in enacted tax rates and the realizability of deferred tax assets recognized in the three quarters ended September 29, 2012. The annual effective income tax rate for 2012 is expected to be between 37% and 39%, excluding discrete adjustments.

Earnings from continuing operations for the three quarters ended September 29, 2012 were $20,032, as compared to $16,357 for the three quarters ended October 1, 2011, an increase of $3,675 or 22.5% . Diluted earnings per share from continuing operations were $0.28 for the three quarters ended September 29, 2012, compared with $0.22 for the three quarters ended October 1, 2011.

SUNOPTA INC.	43	September 29, 2012 10-Q

Earnings attributable to non-controlling interests for the three quarters ended September 29, 2012 were $1,384, compared with earnings of $1,523 for the three quarters ended October 1, 2011. The $139 decrease reflected lower net earnings in the speciality coffee operation of a less-than-wholly-owned subsidiary, partially offset by an increase in net earnings at Opta Minerals, including the incremental contribution from Babco.

Earnings from discontinued operations, net of taxes, of $517 for the three quarters ended September 29, 2012 reflected the results of operations of Purity, as well as proceeds of $333 received on final settlement of the CSOP bankruptcy proceedings, partially offset by costs incurred relating to the CSOP arbitration proceedings. In addition, we recognized a gain on sale of Purity of $676 in the second quarter of 2012. Discontinued operations for the three quarters ended October 1, 2011 reflected losses from the operations of Purity and CSOP, partially offset by a gain on sale of CSOP of $71.

On a consolidated basis, we realized earnings of $19,841 (diluted earnings per share of $0.30) for the three quarters ended September 29, 2012, compared with earnings of $12,848 (diluted earnings per share of $0.19) for the three quarters ended October 1, 2011.

Segmented Operations Information

SunOpta Foods
For the three quarters ended	September 29, 2012	October 1, 2011	Change	% Change

Revenues	$728,449	$707,054	$21,395	3.0%
Gross margin	84,681	78,800	5,881	7.5%
Gross margin %	11.6%	11.1%		0.5%

Operating income	$36,423	$29,835	$6,588	22.1%
Operating income %	5.0%	4.2%		0.8%

SunOpta Foods contributed $728,449 or 88.7% of consolidated revenue for the three quarters ended September 29, 2012, compared with $707,054 or 90.9% of consolidated revenues for the three quarters ended October 1, 2011, an increase of $21,395. Revenues in SunOpta Foods increased 3.0% compared to the three quarters ended October 1, 2011. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 5% in SunOpta Foods, driven by strong growth in integrated packaged food product categories, offset by decreased volumes of fiber and fruit ingredients, and lower demand in Europe. The table below explains the increase in revenue by group for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the three quarters ended October 1, 2011	$707,054
Increase in the Grains and Foods Group	35,125
Decrease in the Ingredients Group	(9,194)
Increase in the Consumer Products Group	10,122
Decrease in the International Foods Group	(14,658)
Revenues for the three quarters ended September 29, 2012	$728,449

SUNOPTA INC.	44	September 29, 2012 10-Q

Gross margin in SunOpta Foods increased by $5,881 for the three quarters ended September 29, 2012 to $84,681, or 11.6% of revenues, compared with $78,800, or 11.1% of revenues for the three quarters ended October 1, 2011. The table below explains the increase in gross margin by group for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the three quarters ended October 1, 2011	$78,800
Increase in the Grains and Foods Group	12,369
Decrease in the Ingredients Group	(3,915)
Decrease in the Consumer Products Group	(497)
Decrease in the International Foods Group	(2,076)
Gross margin for the three quarters ended September 29, 2012	$84,681

Operating income in SunOpta Foods increased by $6,588 for the three quarters ended September 29, 2012 to $36,423 or 5.0% of revenues, compared with $29,835 or 4.2% of revenues for the three quarters ended October 1, 2011. The table below explains the increase in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating income for the three quarters ended October 1, 2011	$29,835
Increase in gross margin, as explained above	5,881
Decrease in SG&A costs	462
Decrease in foreign exchange loss	245
Operating income for the three quarters ended September 29, 2012	$36,423

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

SUNOPTA INC.	45	September 29, 2012 10-Q

Grains and Foods Group

For the three quarters ended	September 29, 2012	October 1, 2011	Change	% Change

Revenues	$397,096	$361,971	$35,125	9.7%
Gross margin	45,424	33,055	12,369	37.4%
Gross margin %	11.4%	9.1%		2.3%

Operating income	$27,662	$15,962	$11,700	73.3%
Operating income %	7.0%	4.4%		2.6%

The Grains and Foods Group contributed $397,096 in revenues for the three quarters ended September 29, 2012, compared to $361,971 for the three quarters ended October 1, 2011, a $35,125 or 9.7% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenues for the three quarters ended October 1, 2011	$361,971
Increased volume and improved pricing for organic grains, higher volume of commodity corn and improved pricing on commodity soy, partially offset by lower volume of commodity soy and lower pricing on commodity corn	17,786
Increased volume and higher pricing on aseptically packaged beverages	16,762
Improved pricing on sunflower kernel products	3,908
Transfer of dairy blended food ingredient business from Ingredients Group	3,686
Increased pricing of sunflower planting seeds sold into international market, partially offset by lower volume	2,499
Lower volume of grain based food ingredients, partially offset by improved pricing	(5,881)
Lower volume of in-shell sunflower products due to softness in international markets, partially offset by improved in-shell pricing and higher bird feed volume	(3,635)
Revenues for the three quarters ended September 29, 2012	$397,096

SUNOPTA INC.	46	September 29, 2012 10-Q

Gross margin in the Grains and Foods Group increased by $12,369 to $45,424 for the three quarters ended September 29, 2012 compared to $33,055 for the three quarters ended October 1, 2011, and the gross margin percentage increased by 2.3% to 11.4% . The increase in gross margin as a percentage of revenue was primarily due to increased production efficiencies at our aseptic processing and packaging facilities, improved margins on specialty oil contracts that negatively impacted margins in the first three quarters of 2011, increased pricing of organic grains, commodity corn and soy, as well as reduced export sunflower kernel sales that occurred at negative margins in the first three quarters of 2011, and improved pricing from the sunflower planting seed program. The table below explains the increase in gross margin:

Grains and Foods Group Gross Margin Changes
Gross margin for the three quarters ended October 1, 2011	$33,055
Higher volume of organic grains and commodity corn, combined with improved pricing on organic grains and commodity soy, partially offset by higher cost of commodity soy	4,070
Higher volume and improved pricing on aseptically packaged beverages combined with plant efficiencies due to increased volumes	3,695
Lower volume of export sunflower kernel products that were sold at a loss in the prior year, partially offset by lower by-product contribution due to lower pricing and higher costs	2,413
Improved margins in the sunflower planting seed program and higher pricing for in- shell sunflower, partially offset by decreased plant efficiencies from lower sunflower volumes	1,531
Improved pricing on food ingredients, combined with lower volumes of specialty oils that were sold at a loss in the prior year, partially offset by lower food ingredient volumes	660
Gross margin for the three quarters ended September 29, 2012	$45,424

Operating income in the Grains and Foods Group increased by $11,700, or 73.3%, to $27,662 for the three quarters ended September 29, 2012, compared to $15,962 for the three quarters ended October 1, 2011. The table below explains the increase in operating income:

Grains and Foods Group Operating Income Changes
Operating income for the three quarters ended October 1, 2011	$15,962
Increase in gross margin, as explained above	12,371
Decrease in spending on professional fees, utilities, insurance and general office spending	233
Decrease in foreign exchange gains	(550)
Increase in corporate cost allocations	(354)
Operating income for the three quarters ended September 29, 2012	$27,662

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

SUNOPTA INC.	47	September 29, 2012 10-Q

Ingredients Group

For the three quarters ended	September 29, 2012	October 1, 2011	Change	% Change

Revenues	$62,408	$71,602	$(9,194)	-12.8%
Gross margin	10,364	14,279	(3,915)	-27.4%
Gross margin %	16.6%	19.9%		-3.3%

Operating income	$2,946	$6,692	$(3,746)	-56.0%
Operating income %	4.7%	9.3%		-4.6%

The Ingredients Group contributed $62,408 in revenues for the three quarters ended September 29, 2012, compared to $71,602 for the three quarters ended October 1, 2011, a $9,194 or 12.8% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes
Revenues for the three quarters ended October 1, 2011	$71,602
Decrease in customer demand for oat and soy fiber ingredients, as well as fruit ingredient products to the food service and industrial channels	(6,850)
Transfer of non-dairy blended food ingredient business to the Grains and Foods Group	(3,686)
Decrease in fiber volumes due to a loss of a significant customer in the first quarter of 2011	(1,133)
Increase in customer demand for starches and other blended food ingredients	1,330
Improved pricing for industrial and food service fruit ingredients, partially offset by reduced fiber pricing due to competitive pressures	1,145
Revenues for the three quarters ended September 29, 2012	$62,408

The Ingredients Group gross margin decreased by $3,915 to $10,364 for the three quarters ended September 29, 2012 compared to $14,279 for the three quarters ended October 1, 2011, and the gross margin percentage decreased by 3.3% to 16.6% . Higher raw material input costs, pricing pressure and plant inefficiencies in the fiber market were the main drivers behind the decrease in the gross margin rate. Partially offsetting these margin rate decreases were improved efficiencies on higher production of fiber, starches and other blended food ingredients, as certain facilities were idled in the prior year. The table below explains the decrease in gross margin:

Ingredients Group Gross Margin Changes
Gross margin for the three quarters ended October 1, 2011	$14,279
Lower volume and pricing of fiber and fruit ingredient offerings and reduced efficiencies resulting from lower production volume, combined with an increase in input costs including organic sugar and oat and soy hulls	(3,782)
Loss of a significant customer in the first quarter of 2011 and reduced fiber pricing	(672)
Increased customer demand for starches and improved efficiencies on higher production of starches and other blended food ingredients, partially offset by lower pricing on other blended food ingredients	539
Gross margin for the three quarters ended September 29, 2012	$10,364

SUNOPTA INC.	48	September 29, 2012 10-Q

Operating income in the Ingredients Group decreased by $3,746, or 56.0%, to $2,946 for the three quarters ended September 29, 2012, compared to $6,692 for the three quarters ended October 1, 2011. The table below explains the decrease in operating income:

Ingredients Group Operating Income Changes
Operating income for the three quarters ended October 1, 2011	$6,692
Decrease in gross margin, as explained above	(3,915)
Increase in research and development costs related to new product offerings, consulting spending to explore sales opportunities in international markets, and the impact of recovering a previously written-off bad debt in the prior year	(321)
Decrease in compensation costs, primarily due to headcount rationalization that occurred in the first quarter of 2012	280
Decrease in corporate cost allocations	210
Operating income for the three quarters ended September 29, 2012	$2,946

Looking forward, we intend to concentrate on growing the Ingredients Group’s fruit, fiber and specialty ingredients portfolio and customer base through product and process innovation and diversification. We are focused on replacing the volume lost early in 2011 as a result of a significant customer changing to an alternative fiber product. We intend to continue to introduce alternative fiber offerings of our own and have recently introduced both rice and cellulose fiber. We also expect our new aseptic fruit ingredient line at our Southgate, California facility to increase capacity, expand our packaging capabilities, and drive incremental volumes and cost savings. The focus of the Ingredients Group continues to revolve around a culture of innovation and continuous improvement, to further increase capacity utilization, reduce costs, and sustain margins. Our long-term target for the Ingredients Group is to realize segment operating margins of 12% to 15%. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs, increased competition, loss of key customers, an inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	49	September 29, 2012 10-Q

Consumer Products Group

For the three quarters ended	September 29, 2012	October 1, 2011	Change	% Change

Revenues	$135,879	$125,757	$10,122	8.0%
Gross margin	10,948	11,445	(497)	-4.3%
Gross margin %	8.1%	9.1%		-1.0%

Operating loss	$(549)	$(151)	$(398)	-263.6%
Operating loss %	-0.4%	-0.1%		-0.3%

The Consumer Products Group contributed $135,879 in revenues for the three quarters ended September 29, 2012, compared to $125,757 for the three quarters ended October 1, 2011, a $10,122 or 8.0% increase. The table below explains the increase in revenue:

Consumer Products Group Revenue Changes
Revenues for the three quarters ended October 1, 2011	$125,757
Increased sales from the launch of our flexible pouch filling lines on the U.S. west coast in the fourth quarter of 2011, partially offset by decreased brokerage revenues	10,742
Higher sales of Healthy Snacks led by increased demand for nutrition bar offerings	5,790
Incremental revenue due to the acquisition of Lorton’s on August 8, 2011	2,928
Decreased volume as we wind down all industrial and food service product lines in our Frozen Foods operation, partially offset by higher volumes on retail offerings	(9,338)
Revenues for the three quarters ended September 29, 2012	$135,879

Gross margin in the Consumer Products Group decreased by $497 to $10,948 for the three quarters ended September 29, 2012 compared to $11,445 for the three quarters ended October 1, 2011, and the gross margin percentage decreased by 1.0% to 8.1% . The decrease in gross margin as a percentage of revenue was due to negative contributions from Lorton’s, preproduction costs related to our U.S. east coast expansion project and higher production costs at our Healthy Snacks operation. The table below explains the decrease in gross margin:

Consumer Products Group Gross Margin Changes
Gross margin for the three quarters ended October 1, 2011	$11,445
Higher production and raw material costs at our Healthy Snacks operation	(2,079)
Incremental gross margin loss at Lorton’s due to plant inefficiencies, transition costs and a product withdrawal	(1,920)
Facility start-up costs related to the expansion of consumer packaged processing capabilities on the U.S. east coast	(1,065)
Higher volume and margin realized on retail format frozen food sales and decreased storage costs as a result of lower inventory levels	3,805
Increased margin due to sales of flexible pouch offerings on the U.S. west coast, offset partially by margin declines in other consumer packaged categories	762
Gross margin for the three quarters ended September 29, 2012	$10,948

SUNOPTA INC.	50	September 29, 2012 10-Q

Operating loss in the Consumer Products Group increased by $398, or 263.6%, to a loss of $549 for the three quarters ended September 29, 2012, compared to a loss of $151 for the three quarters ended October 1, 2011. The table below explains the increase in operating loss:

Consumer Products Group Operating Loss Changes
Operating loss for the three quarters ended October 1, 2011	($151)
Incremental SG&A expenses from the acquisition of Lorton’s	(553)
Decrease in gross margin, as explained above	(497)
Increase in corporate cost allocations	(436)
SG&A savings primarily due to reduced headcount at our Frozen Foods operation and lower short-term incentive accruals	734
Lower professional fees, travel and other office expenses	354
Operating loss for the three quarters ended September 29, 2012	($549)

Looking forward, we expect improvements in margins and operating income from the Consumer Products Group through the growth of our Food Solutions and Healthy Snacks operations, and from a streamlined and focused Frozen Foods operation. We remain customer focused and continue to explore new ways to bring value-added product offerings and processes to market. We intend to continue to expand our operating platform into the processing and manufacturing of products in order to enhance value to our customer base. Recently, these efforts have included the installation of two flexible re-sealable pouch filling lines on the U.S. west coast, which commenced operations during 2011, and the installation of two more flexible pouch filling lines on the U.S. east coast, which commenced operations in September 2012. We intend to continue to expand these capabilities. Continued new product development and innovation in our Healthy Snacks operation combined with increasing demand for portable nutritious fruit offerings are expected to drive growth in this business. Long term we are targeting 8% to 10% operating margins from the Consumer Products Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	51	September 29, 2012 10-Q

International Foods Group

For the three quarters ended	September 29, 2012	October 1, 2011	Change	% Change

Revenues	$133,066	$147,724	$(14,658)	-9.9%
Gross margin	17,945	20,021	(2,076)	-10.4%
Gross margin %	13.5%	13.6%		-0.1%

Operating income	$6,364	$7,332	$(968)	-13.2%
Operating income %	4.8%	5.0%		-0.2%

The International Foods Group contributed $133,066 in revenues for the three quarters ended September 29, 2012, compared to $147,724 for the three quarters ended October 1, 2011, a $14,658 or 9.9% decrease. The table below explains the decrease in revenue:

International Foods Group Revenue Changes
Revenues for the three quarters ended October 1, 2011	$147,724
Unfavorable impact on revenues due to the weaker euro relative to the U.S. dollar	(13,183)
Lower volumes of organic commodities including coffee, cocoa, fruits, seeds, sesame and feed ingredients, primarily due to a weaker European economy	(7,007)
Increased commodity prices for organic commodities including sweeteners, seeds, nuts and fruits	5,532
Revenues for the three quarters ended September 29, 2012	$133,066

Gross margin in the International Foods Group decreased by $2,076 to $17,945 for the three quarters ended September 29, 2012 compared to $20,021 for the three quarters ended October 1, 2011. Gross margin as a percentage of revenues was lower by 0.1% due to unfavorable margins realized on coffee, partially offset by improved margins on sweeteners. The table below explains the decrease in gross margin:

International Foods Gross Margin Changes
Gross margin for the three quarters ended October 1, 2011	$20,021
Unfavorable impact on gross margin due to the weaker euro relative to the U.S. dollar	(1,778)
Lower margins realized on coffee due to declining market prices combined with reduced sales volumes of other organic ingredients, partially offset by favorable margins on sweeteners due to a carryover of inventory from 2011 at favorable prices	(298)
Gross margin for the three quarters ended September 29, 2012	$17,945

SUNOPTA INC.	52	September 29, 2012 10-Q

Operating income in the International Foods Group decreased by $968, or 13.2%, to $6,364 for the three quarters ended September 29, 2012, compared to $7,332 for the three quarters ended October 1, 2011. The table below explains the decrease in operating income:

International Foods Group Operating Income Changes
Operating income for the three quarters ended October 1, 2011	$7,332
Decrease in gross margin, as explained above	(2,076)
Higher compensation costs due primarily to increased headcount, partially offset by lower short-term incentive costs	(358)
Increase in corporate allocations	(323)
Favorable impact on euro borne SG&A spending due to the weaker euro relative to the U.S. dollar	1,013
Foreign exchange gains on forward foreign exchange contracts	776
Operating income for the three quarters ended September 29, 2012	$6,364

Looking forward, the International Foods Group is focused on leveraging its sourcing, supply, processing and distribution expertise to grow its portfolio of organic ingredients. Long-term group operating margins are targeted at 5% to 6% of revenues, which are expected to be achieved through a combination of sourcing, pricing and product development strategies. We also intend to leverage the Group’s sourcing and supply capabilities and forward and backward integrate where opportunities exist, expanding our processing expertise and increasing our value-added capabilities. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable fluctuations in foreign exchange, reduced demand for natural and organic ingredients, increased competition, delayed synergies, as well as our inability to realize our particular strategic expansion goals, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

Opta Minerals

For the three quarters ended	September 29, 2012	October 1, 2011	Change	% Change

Revenues	$92,526	$70,495	$22,031	31.3%
Gross margin	20,074	15,833	4,241	26.8%
Gross margin %	21.7%	22.5%		-0.8%

Operating income	$8,178	$6,216	$1,962	31.6%
Operating income %	8.8%	8.8%		0.0%

Opta Minerals contributed $92,526 in revenues for the three quarters ended September 29, 2012, compared to $70,495 for the three quarters ended October 1, 2011, a $22,031 or 31.3% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenues for the three quarters ended October 1, 2011	$70,495
Incremental revenue due to the acquisition of WGI on August 29, 2012, Babco on February 10, 2012 and Inland on November 10, 2011	12,367
Increased volumes of mill and foundry products as a result of increased demand for magnesium, chromite and lime blends	9,070
Increased volumes of abrasive and other industrial mineral products and services	594
Revenues for the three quarters ended September 29, 2012	$92,526

SUNOPTA INC.	53	September 29, 2012 10-Q

Gross margin for Opta Minerals increased by $4,241 to $20,074 for the three quarters ended September 29, 2012 compared to $15,833 for the three quarters ended October 1, 2011, and the gross margin percentage decreased by 0.8% to 21.7% . The decrease in gross margin as a percentage of revenue is largely driven by changes in product mix. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross margin for the three quarters ended October 1, 2011	$15,833
Incremental gross margin due to the acquisitions of WGI, Babco and Inland	3,540
Margin impact on higher sales volume of abrasive and other industrial mineral products combined with lower plant costs	671
Impact of increased volumes of mill and foundry products	30
Gross margin for the three quarters ended September 29, 2012	$20,074

Operating income for Opta Minerals increased by $1,962, or 31.6%, to $8,178 for the three quarters ended September 29, 2012, compared to $6,216 for the three quarters ended October 1, 2011. The table below explains the increase in operating income:

Opta Minerals Operating Income Changes
Operating income for the three quarters ended October 1, 2011	$6,216
Increase in gross margin, as explained above	4,241
Increased bad debt expense due mainly to the bankruptcy of a steel products customer	(979)
Incremental SG&A due to the acquisitions of WGI, Babco and Inland	(962)
Decrease in foreign exchange gains	(367)
Decrease in other SG&A	29
Operating income for the three quarters ended September 29, 2012	$8,178

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

SUNOPTA INC.	54	September 29, 2012 10-Q

Corporate Services

For the three quarters ended	September 29, 2012	October 1, 2011	Change	% Change

Operating loss	$(4,781)	$(7,169)	$2,388	33.3%

Operating loss at SunOpta Corporate Services decreased by $2,388 to $4,781 for the three quarters ended September 29, 2012, from a loss of $7,169 for the three quarters ended October 1, 2011. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the three quarters ended October 1, 2011	($7,169)
Increase in foreign exchange gains	1,932
Increase in corporate management fees that are allocated to SunOpta operating groups	912
Decrease in SG&A costs due to the strengthened Canadian dollar causing Canadian borne expenses to be less costly when translated into U.S. dollars	241
Lower net general office spending on insurance, utilities, consulting and recruitment fees, partially offset by increased spending on information technology and professional fees	56
Increased stock based compensation and short-term incentive accruals, partially offset by headcount rationalizations that occurred in the first quarter of 2012	(753)
Operating loss for the three quarters ended September 29, 2012	($4,781)

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

  Additional long-term financing; and

  Sale of non-core divisions, or assets.

On July 27, 2012, we entered into an amended and restated credit agreement with a syndicate of lenders. The amended agreement provides secured revolving credit facilities of Cdn $10,000 and $165,000, as well as an additional $50,000 in availability upon the exercise of an uncommitted accordion feature. These facilities mature on July 27, 2016, with the outstanding principal amount repayable in full on the maturity date. These facilities replaced our previous line of credit facilities of Cdn $10,000 and $115,000, and refinanced non-revolving term facilities totalling approximately $21,000, which were due to mature on October 30, 2012. These facilities support our core North American food operations.

SUNOPTA INC.	55	September 29, 2012 10-Q

On July 24, 2012, Opta Minerals amended and restated its credit agreement to include a Cdn $20,000 revolving term credit facility until December 31, 2012 (reducing to Cdn $15,000 on January 1, 2013) and a Cdn $52,500 non-revolving term credit facility. The first tranche of the non-revolving term credit facility is for an amount of Cdn $37,500, which was used by Opta Minerals to refinance its existing borrowings, with the principal repayable in equal quarterly installments of approximately Cdn $938. The second tranche is for an amount of Cdn $15,000 and was primarily used to fund the acquisition of WGI, with the principal repayable in equal quarterly installments of Cdn $375. The revolving term credit facility matures on August 14, 2013, with the outstanding principal amount repayable in full on the maturity date, and the non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date. These facilities are specific to the operations of Opta Minerals.

On September 25, 2012, The Organic Corporation (“TOC”) and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provides for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. A portion of the revolving credit facility was used to repay an existing €35,000 line of credit facility of TOC. The revolving credit facility and pre-settlement facility are due on demand with no set maturity date, and the credit limit can be extended or adjusted based on the needs of the business and upon approval of the lenders. These facilities support the global sourcing, supply and processing capabilities of our International Foods Group.

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

Cash Flows

Cash flows for the quarter ended September 29, 2012

Net cash and cash equivalents increased $940 in the third quarter of 2012 to $4,187 as at September 29, 2012, compared with $3,247 at June 30, 2012, which reflected the following sources of cash:

  cash provided by continuing operating activities of $16,189; and

  long-term debt borrowings of $15,234, mainly in connection with the acquisition of WGI.

Mostly offset by the following sources of cash:

  net repayments of borrowings of $12,472, mainly under our syndicated credit facilities;

  cash consideration paid to acquire WGI of $11,644, net of cash acquired; and

  capital expenditures of $5,709, related to the expansion of our aseptic capacity and other manufacturing capabilities.

Cash provided by operating activities from continuing operations was $16,189 in the third quarter of 2012, compared with $11,642 in the third quarter of 2011, an increase of $4,547, reflecting the strong performance of the aseptic and grains-based businesses, including sunflower, and gross margin improvements at our Frozen Foods operation.

Cash used in investing activities of continuing operations was $17,348 in the third quarter of 2012, compared with $8,171 in the third quarter of 2011, an increase of $9,177, reflecting net cash paid to acquire WGI of $11,644 in the third quarter of 2012, compared with cash paid to acquire Lorton’s of $2,500 in the third quarter of 2011.

Cash provided by financing activities of continuing operations was $1,757 in the third quarter of 2012, compared with $160 in the third quarter of 2011, an increase of $1,597, reflecting a $15,234 increase in long-term debt mainly related to the WGI acquisition, partially offset by net repayments of other borrowings of $12,472, mainly under our syndicated credit facilities, and financing fees paid of $1,315 related to the amendments to our various credit facilities.

SUNOPTA INC.	56	September 29, 2012 10-Q

Cash flows for the three quarters ended September 29, 2012

Net cash and cash equivalents increased $1,809 in the first three quarters of 2012 to $4,187 as at September 29, 2012, compared with $2,378 at December 31, 2011, which reflected the following sources of cash:

  cash provided by continuing operating activities of $38,045;

  long-term debt borrowings of $34,607, mainly in connection with the acquisitions of WGI and Babco; and

  net proceeds from the sale of Purity of $12,189.

Mostly offset by the following uses of cash:

  net repayments of borrowings of $33,821, mainly under our syndicated credit facilities;

  net cash consideration paid to acquire WGI and Babco of $29,174 in the aggregate; and

  capital expenditures of $17,623, related to the expansion of our aseptic capacity and other manufacturing capabilities.

Cash provided by operating activities from continuing operations was $38,045 in the first three quarters of 2012, compared with cash used of $1,045 in the first three quarters of 2011, an increase of $39,090, reflecting the strong performance of the aseptic and grains-based businesses, including sunflower, and gross margin improvements at our Frozen Foods operation, as well as increases related to the timing of purchases of crop inventories and lower purchases of grain commodities including sunflower and soybeans in the first three quarters of 2012, due to a decision to carry over inventory from the 2011 crop year, and contract less acres in 2012, in order to realize the benefit from rising commodity prices. In addition, this increase reflected reduced purchases of fruit-based commodities due to product rationalization efforts at the Frozen Foods operation.

Cash used in investing activities of continuing operations was $47,350 in the first three quarters of 2012, compared with $15,080 in the first three quarters of 2011, an increase of $32,270, reflecting net cash paid to acquire WGI and Babco of $29,174 in the aggregate and an increase in capital expenditures of $2,367 in the first three quarters of 2012, compared with cash paid to acquire Lorton’s of $2,500 and proceeds of $2,773 from the sale of the Mexican frozen food assets in the first three quarters of 2011. Cash provided by investing activities of discontinued operations of $12,134 in the first three quarters of 2012, primarily reflected the net proceeds from the sale of Purity of $12,189.

Cash used in financing activities of continuing operations was $1,000 in the first three quarters of 2012, compared with cash provided by financing activities of $23,280 in the first three quarters of 2011, a decrease of $24,280, primarily due to net repayments of borrowings of $33,821 in the first three quarters of 2012, mainly under our syndicated credit facilities, and financing fees paid of $2,490 related to the amendments to our various credit facilities, partially offset by a $34,607 increase in long-term debt mainly related to the WGI and Babco acquisitions, compared with net borrowings of $21,675 in the first three quarters of 2011, mainly to fund inventory purchases.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

With the exception of amendments to the credit facilities described above under “Liquidity and Capital Resources”, there have been no material changes outside the normal course of business in our contractual obligations since December 31, 2011.

Adoption of New Accounting Standards

Information regarding the adoption of new accounting standards is contained in note 1 to the interim consolidated financial statements.

SUNOPTA INC.	57	September 29, 2012 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of the 2011 Form 10-K. There have been no material changes to our exposures to market risks since December 31, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2012.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended September 29, 2012. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	58	September 29, 2012 10-Q

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

The parties initiated a dispute resolution process as set forth in the joint venture agreement, which Colorado Mills aborted prematurely through the initiation of suit in Prowers County District Court, Colorado on March 16, 2010. Subsequent to the filing of that suit, Colorado Mills acted with an outside creditor of the joint venture to involuntarily place the joint venture into bankruptcy. In August 2011, as part of the bankruptcy proceeding initiated in June 2010 in the U.S. Bankruptcy Court, District of Colorado, Colorado Mills purchased substantially all of the assets of the joint venture.

A separate arbitration proceeding occurred between Grains and Foods and Colorado Mills to resolve direct claims each party asserted against the other. The case was arbitrated during the week of August 8, 2011 and proposed findings were filed on September 13, 2011. On January 4, 2012 the arbitrator entered an award denying Grains and Foods’ claims and awarding Colorado Mills $4,816 for its breach of contract claim and $430 for accrued interest. The Company subsequently filed a motion to vacate the arbitration award on March 30, 2012 in Powers County District Court. Colorado Mills filed a response on April 20, 2012. The Company filed a reply on April 27, 2012. The Powers County District Court denied the Company’s motion and entered judgment on the arbitration award on July 6, 2012 in the amount of $4,816. On July 13, 2012, the Company bonded the judgment in the amount of $6,875, or approximately 125% of the judgment amount, to stay execution of the judgment pending the Company’s filing of an appeal to the Colorado Court of Appeals. Although management believes the claims asserted by Colorado Mills are baseless, that the arbitrator committed prejudicial error, and that vacatur of the award is warranted, management cannot predict whether the prospect of an unfavorable outcome in this matter is probable.

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of other legal proceedings, see note 12 to the interim consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. Other than as described below, there have been no material changes to the previously-reported risk factors as of the date of this quarterly report. All of such previously reported risk factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of our Company. The following disclosures are in addition to or provide updates to the previously-reported risk factors.

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

Our business could be materially and adversely affected if we are unable to meet the covenants of our credit facilities

Although we are currently in compliance with the financial covenants under our credit agreements and we believe that we are well positioned to comply with the financial covenants under our credit agreements in the future, compliance with these financial covenants will depend on the success of our business, our operating results, and our ability to achieve our financial forecasts. Various risks uncertainties and events beyond our control could affect our ability to comply with the financial covenants and terms of the credit agreements. Failure to comply with our financial covenants and other terms could result in an event of default and the acceleration of amounts owing under the credit agreements, unless we were able to negotiate a waiver. The lenders could condition any such waiver on an amendment to the credit agreements on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our credit agreements on favorable terms or at all, our business will be adversely impacted.

SUNOPTA INC.	59	September 29, 2012 10-Q

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
  enforce, in a court outside of the U.S., judgements of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; or
  bring an original action in a court outside of the U.S. to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	60	September 29, 2012 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: November 7, 2012	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer

SUNOPTA INC.	61	September 29, 2012 10-Q

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter Agreement, dated June 30, 2012, by and between SunOpta, Inc. and Hendrik (Rik) Jacobs (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K filed on July 6, 2012).

10.2	Seventh Amended and Restated Credit Agreement, dated as of July 27, 2012, among SunOpta, Inc. and SunOpta Foods Inc., as Borrowers, and Each of the Financial Institutions and Other Entities from Time to Time Parties Thereto, as Lenders, and Certain Affiliates of the Borrowers, as Obligors, and Bank of Montreal, as Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2012).

10.3	Multipurpose Facilities Agreement, dated as of September 25, 2012, among The Organic Corporation B.V., Tradin Organic Agriculture B.V., SunOpta Foods Europe B.V., Tradin Organics USA Inc. and Trabocca B.V., as Borrowers, and ING Bank N.V. and ABN AMRO Bank N.V., as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012).

31.1	Certification by Steven Bromley, Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32	Certifications by Steven Bromley, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SUNOPTA INC.	62	September 29, 2012 10-Q