Form 10-K
period 2012-12-29
SunOpta Inc.
filed 2013-03-06
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]      No [X]

Aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price as reported on the NASDAQ Global Select Market for the registrant’s common shares on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $369,782,539. The registrant’s common shares trade on the NASDAQ Global Select Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

The number of shares of the registrant’s common stock outstanding as of March 1, 2013 was 66,123,796.

Documents Incorporated by Reference: Portions of the SunOpta Inc. Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUNOPTA INC.	December 29, 2012 10-K

SUNOPTA INC.
FORM 10-K
For the year ended December 29, 2012
TABLE OF CONTENTS

SUNOPTA INC.	1	December 29, 2012 10-K

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share data, unless otherwise stated. Amounts expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol “Cdn $”. Amounts expressed in euros are expressed in thousands of euros and are preceded by the symbol “€”. The following table sets forth, for the periods indicated, the rate of exchange for the U.S. dollar, expressed in Canadian dollars, based on Bank of Canada exchange rates. These rates are provided solely for convenience, and do not necessarily reflect the rates used by us in the preparation of our financial statements.

Year	Closing	Average
2012	0.9965	1.0000
2011	1.0170	0.9900
2010	0.9946	1.0300

Forward-Looking Statements

This Form 10-K contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to possible operational consolidation, reduction of non-core assets and operations, business strategies, plant and production capacities, revenue generation potential, anticipated construction costs, competitive strengths, goals, capital expenditure plans, business and operational growth and expansion plans, anticipated operating margins and operating income targets, gains or losses associated with business transactions, cost reductions, rationalization and improved efficiency initiatives, proposed new product offerings, and references to the future growth of the business and global markets for the Company’s products. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstance.

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

  our ability to renew our North American syndicated credit facilities when they become due on July 27, 2016;

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

SUNOPTA INC.	2	December 29, 2012 10-K

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

  our ability to realize the value of our investment in Opta Minerals Inc.;

  our lack of management and operational control over Mascoma Corporation;

  fluctuations in exchange rates, interest rates and certain commodities;

  our ability to effectively manage our growth and integrate acquired companies; and

  the volatility of our operating results and share price.

Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A, Risk Factors, included elsewhere in this report.

SUNOPTA INC.	3	December 29, 2012 10-K

PART I

Item 1. Business

INTRODUCTION

SunOpta, a corporation organized under the laws of Canada in 1973, is a leading global company operating businesses focused on a healthy products portfolio that promotes sustainable well-being. With expertise in ‘field to table’ integration, we specialize in the sourcing, processing and packaging of natural, organic and specialty food products. As a general principle, we do not own or operate our own farms, retail stores, or extensively market our own consumer brands. Our core natural and organic food operations focus on value-added grains, fiber and fruit-based product offerings, supported by a global sourcing and supply infrastructure. Our assets, operations and employees are principally located in North America and Europe. We have two non-core holdings: a 66.1% ownership position in Opta Minerals Inc. and its subsidiaries (“Opta Minerals”), a producer, distributor and recycler of industrial materials; and an 18.7% ownership position in Mascoma Corporation (“Mascoma”), an innovative biofuels company.

Business Objectives, Goals and Strategies

Our vision is to be the recognized global leader in natural and organic food products that drive sustainable well-being. The objective of our business strategy is to maximize stakeholder value through:

  Strategically supplying healthy food to retailers, food service and food manufacturers.

  Leveraging our global, integrated ‘field to table’ supply chain capabilities.

  Fostering passionate talented employees.

To reach our objective, we have established the following financial goals:

  8% operating income as a percentage of revenues in three years.

  10% EBITDA as a percentage of revenues in three years.

  15% return on net assets in three years.

In order to deliver on these goals we have developed the following core strategies:

  Become a pure play natural and organic foods company. This includes evaluating our existing product portfolio, integrating strategically-aligned acquisitions, and divesting non-core assets to focus on key market categories and geographies.

  Aggressively grow our value-added packaged foods and ingredients portfolios. This includes enhancing innovation through shared research and development capabilities, and the addition of new sourcing and processing capabilities to achieve higher gross margins from the introduction of new products, packaging and processes to the market.

  Leverage the integrated platform we have built. This includes optimizing our supply chain capabilities, available production capacity, and consolidated back office functions to achieve synergies and cost improvements.

These strategies form the framework within which key initiatives and near-term action plans are developed, helping to create focus and a high degree of accountability for our businesses and employees.

SUNOPTA INC.	4	December 29, 2012 10-K

Segment Information

We divide our operations into the following industry segments:

  SunOpta Foods, which accounted for approximately 88% of our fiscal 2012 consolidated revenues; and

  Opta Minerals, which represented approximately 12% of our fiscal 2012 consolidated revenues.

SunOpta Foods operates in the natural, organic and specialty foods product sectors and utilizes a number of integrated business models to bring cost-effective and quality products to market. We believe these markets will continue to grow as consumers focus on health and wellness.

In February 2012, we undertook a process to streamline the operations and organizational structure of SunOpta Foods in order to drive efficiencies and better align product innovation and commercial activities. During the first quarter of 2012, the operating segments within SunOpta Foods were re-aligned according to the type of customers and markets served, rather than by product groupings. As a result, the former Fruit Group was eliminated and a new Consumer Products Group was created to focus on non-grains based consumer packaged goods. The Consumer Products Group is comprised of the Frozen Foods and Healthy Snacks operations which were part of the former Fruit Group, and the Food Solutions operations which were formerly part of the International Foods Group. The Fruit Ingredient operation of the former Fruit Group was merged with the existing Ingredients Group. Following this realignment and the divestiture of Purity Life Natural Health Products (“Purity”) (as described below under “Business Development”), the International Foods Group comprises solely our international sourcing and supply operations (Tradin Organic). The Grains and Foods Group remained unchanged.

SunOpta Foods is currently comprised of the following four operating segments:

  Grains and Foods Group;

  Ingredients Group;

  Consumer Products Group; and

  International Foods Group.

We intend, however, to continue to realign our operations with a focus on three key ‘go-to-market’ segments: raw materials; value-added ingredients; and consumer-packaged products. Over time we expect our operating segments will be realigned accordingly.

Opta Minerals is a vertically integrated provider of custom process optimization solutions and supplier of industrial minerals and silica-free abrasives for use primarily in the steel, foundry, loose abrasive cleaning and municipal water filtration industries.

Financial information for each segment describing revenues from external customers, a measure of profit or loss, and total assets for the last three fiscal years, as well as financial information about geographic areas for the last three fiscal years, is set forth in note 21 of the Consolidated Financial Statements.

Business Development

Our strategy is to focus on our core natural and organic value-added foods business. In this regard, we have completed a number of selective acquisitions in early fiscal 2013 and over the preceding three fiscal years, as follows:

  On December 31, 2012, we acquired a grains handling and processing facility operated as the Organic Land Corporation OOD (“OLC”) and located in Silistra, Bulgaria. The purchase price was €3,200, plus an earn-out based on pre-determined earnings targets over a three-year period. We have been sourcing non-genetically modified (“non-GMO”) sunflower kernel from OLC since late 2011. The facility is located near a protected and chemical free agricultural area, which produces organic products including sunflower, flax seed, corn, barley, and soybeans. This acquisition diversifies our non-GMO and organic sunflower processing operations and should allow us to expand our capabilities into other organic products grown in the region. The Bulgarian processing operation is included in the International Foods Group.
SUNOPTA INC.	5	December 29, 2012 10-K

  In August 2011, we completed the acquisition of the assets and business of Lorton’s Fresh Squeezed Juices, Inc. (“Lorton’s”) for cash consideration of $2,500, plus an earn-out based on pre-determined earnings targets over a three-year period. Lorton’s is an integrated producer of a variety of citrus based products in both industrial and packaged formats. This acquisition expanded our integrated operations into the extracting, processing and packaging of citrus-based ingredients through consumer packaged products, and provided increased capacity for future growth and expansion. Lorton’s operations are included in the Consumer Products Group.

  In December 2010, we completed the acquisition of the assets and business of Edner of Nevada, Inc. (“Edner”) for cash consideration of $4,000, plus an earn-out based on pre-determined revenue targets over a five-year period. Edner produces a wide variety of nutritious portable foods such as nutrition bars and grains-based snack bars serving the fast growing wholesome and convenient healthy snacks category from its 104,000 square foot facility, located in Carson City, Nevada. Edner’s operations are included in the Consumer Products Group.

  In November 2010, we completed the acquisition of Dahlgren & Company Inc. (“Dahlgren”) for cash consideration of $46,303, plus an earn-out based on pre-determined earnings targets over a two-year period. Dahlgren is an integrated processor and global supplier of confection sunflower seed products including in-shell and kernel products, roasted sunflower and soy nuts, bird food, hybrid seed and other products. Dahlgren serves customers in the U.S. and Canada, as well as Europe, Asia, Australia and South America. Dahlgren’s operations are included in the Grains and Foods Group.

In addition, we have invested in a number of internal growth projects to diversify our sources of supply, as well as to add capacity, improve profitability, and expand our value-added processing capabilities at a number of our facilities, as follows:

  The International Foods Group is constructing a cocoa processing facility in Middenmeer, the Netherlands, which will specialize in the processing of organic and fair trade certified cocoa beans into derivatives, such as organic cocoa powder, butter, and liquor. All cocoa beans processed at this facility are expected to be sourced internally through Tradin Organic. The facility will provide needed capacity to accommodate our organic and specialty cocoa business that is currently processed by third parties. We expect the facility will be operational in the third quarter of 2013. Once fully commissioned, it will employ approximately 30 personnel and have an annual processing capacity of approximately 9,000 metric tons of raw cocoa.

  In November 2012, the Grains and Food Group completed an expansion of our aseptic non-dairy beverage processing and packaging capabilities at its Modesto, California plant, which increased our overall aseptic non-dairy beverage and broth capacity by approximately 10% to between 250 and 300 million quarts, depending on product mix. The expansion was necessary to meet growing demand for natural and organic beverages such as soy, rice, almond and sunflower. In 2010, the Grains and Foods Group also completed an upgrade and retrofit of the Alexandria, Minnesota processing and packaging facility.

  In September 2012, the Consumer Products Group completed the commissioning of two flexible re-sealable pouch filling lines at a new facility located in Allentown, Pennsylvania. As the first two lines are expected to reach capacity through committed long-term contracts, we have initiated expansion plans to install an additional two pouch filling lines at the Allentown facility, which we expect to be operational in the third quarter of 2013. We entered the flexible, re-sealable pouch business in late 2011 with the installation of two pouch filling lines at a third-party production facility in California. The flexible re-sealable pouch is applicable to a wide range of product categories including natural and organic fruit and vegetable snacks, apple sauces, tomato products, baby food, yogurts, toppings and beverages. Once the new east coast lines are operational, we expect to have a total filling capacity of approximately 150 million pouches.

  In December 2011, the Ingredients Group completed the installation of a new aseptic processing line with a processing capacity of approximately 30 million pounds at Pacific Fruit Processors, our value-added fruit ingredients operation. Applications for the new equipment include fruit bases for yogurts, smoothies, fruit toppings and food service products, in both organic and conventional formats.

SUNOPTA INC.	6	December 29, 2012 10-K

We have also completed the following strategic divestitures of non-core assets in order to focus on our natural and organic foods business:

  In June 2012, we completed the sale of Purity, our Canadian natural health products distribution business, for cash consideration of Cdn $14,000 at closing, plus an earn-out if Purity achieves certain earnings targets during the one- year period following the closing date. The divestiture of Purity completed our exit from all non-core distribution businesses. Purity was formerly part of the International Foods Group.

  In June 2011, we completed the sale of land and buildings in Irapuato, Mexico to parties related to Fruvemex Mexicali, S.A. de C.V. (“Fruvemex”). In addition, in April 2011, we sold our frozen fruit processing assets in Rosarito and Irapuato, Mexico to Fruvemex. As part of this transaction we entered into a strategic raw material supply agreement with Fruvemex. These assets were included in the former Fruit Group. Aggregate consideration related to these transactions amounted to $5,650. In May 2011, the former Fruit Group also completed the sale of frozen fruit processing equipment located in Salinas, California for cash consideration of $1,773.

  In August 2010, we completed the sale of SunOpta BioProcess Inc. (“SunOpta BioProcess”) to Mascoma Canada Inc., a wholly owned subsidiary of Mascoma, in exchange for a combination of preferred shares, common shares and warrants of Mascoma valued at $50,925, with a net value of $33,345 after settling the preferred share liability with former SunOpta BioProcess shareholders. The combination of the two companies brought together SunOpta BioProcess’ fiber preparation and pretreatment technology with Mascoma’s consolidated bioprocessing technology, to create a company with comprehensive capabilities for converting non-food cellulose (wood chips, energy crops and organic solid waste) into ethanol and high value co-products. SunOpta BioProcess represented the former SunOpta BioProcess operating segment, which was eliminated with this sale.

  In June 2010, we completed the sale of our Canadian Food Distribution assets to UNFI Canada, Inc., a wholly- owned subsidiary of United Natural Foods, Inc., (“UNFI”) for cash consideration of Cdn $68,000. The divestiture of the Canadian Food Distribution assets was an important step in our strategy to focus on our core food manufacturing platform. The Canadian Food Distribution assets formed part of the former Distribution Group operating segment, which was eliminated with this sale.

For more information regarding acquisitions and divestitures, see Notes 2 and 3 of the Consolidated Financial Statements.

Other Developments

Amended Credit Agreements

On September 25, 2012, The Organic Corporation (“TOC”) and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provides for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. A portion of the revolving credit facility was used to repay an existing €35,000 line of credit facility of TOC. The revolving credit facility and pre-settlement facility are due on demand with no set maturity date, and the credit limit can be extended or adjusted based on the needs of the business and upon approval of the lenders. These facilities support the global sourcing, supply and processing capabilities of the International Foods Group.

On July 27, 2012, we entered into an amended and restated credit agreement with a syndicate of lenders to support our core North American food operations. The amended agreement provides secured revolving credit facilities of Cdn $10,000 and $165,000, as well as an additional $50,000 in availability upon the exercise of an uncommitted accordion feature. These facilities mature on July 27, 2016, with the outstanding principal amount repayable in full on the maturity date. These facilities replaced our previous line of credit facilities of Cdn $10,000 and $115,000, and refinanced non-revolving term facilities totaling approximately $21,000, which were due to mature on October 30, 2012.

On July 24, 2012, Opta Minerals amended and restated its credit agreement to include a Cdn $15,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility matures on August 14, 2013, with the outstanding principal amount repayable in full on the maturity date, and the non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date. These facilities are specific to the operations of Opta Minerals, are standalone and separate from facilities used to finance our core food operations, and carry no cross default or other provisions.

SUNOPTA INC.	7	December 29, 2012 10-K

Corporate Social Responsibility Report

In January 2013, we released our second annual Corporate Social Responsibility Report, which provides a progress update on previously established sustainability goals covering social, environmental and economic objectives, and details key priorities for the future. The report covers all of our operations, excluding Opta Minerals, and is available on our website. The Corporate Social Responsibility Report and the other information included on our website is not included in, or incorporated by reference into, this Form 10-K.

Senior Management Appointments

Effective August 1, 2012, Hendrik (Rik) Jacobs was appointed to the position of President and Chief Operating Officer, with operational responsibility for SunOpta Foods. Mr. Jacobs brings over 20 years of international sales, marketing, innovation, strategic development and general management experience to this role. Former Vice President and Chief Operating Officer Tony Tavares left the Company effective July 27, 2012.

SUNOPTA FOODS

Introduction

SunOpta Foods has been built through business acquisitions and significant internal growth. It operates in the natural, organic and specialty foods sectors and utilizes a number of integrated business models to bring cost effective and quality products to market. Below is a summary listing of acquisitions and significant facilities that we have acquired since the inception of SunOpta Foods. This summary does not include any acquisitions that were subsequently divested.

Date of Acquisition	Business Operations Acquired

August 3, 1999	Sunrich Inc. (Grains and Foods Group)
August 15, 2000	Certain assets of Hoffman Aseptic (Grains and Foods Group)
September 18, 2000	Northern Food and Dairy, Inc. (Grains and Foods Group and Ingredients Group)
March 14, 2001	First Light Foods Inc. (Grains and Foods Group)
December 4, 2002	Opta Food Ingredients, Inc. (Ingredients Group)
May 8, 2003	Kettle Valley Dried Fruit Ltd. (Consumer Products Group)
November 1, 2003	SIGCO Sun Products, Inc. (Grains and Foods Group)
December 1, 2003	Sonne Labs, Inc. (Grains and Foods Group)
April 19, 2004	Purchase of the assets of General Mills Bakeries & Foodservice oat fiber processing facility (Ingredients Group)
September 13, 2004	51% of the outstanding shares of Organic Ingredients, Inc. (The remaining 49% of the outstanding shares were acquired on April 5, 2005) (Consumer Products Group)
June 2, 2005	Earthwise Processors, LLC (Grains and Foods Group)
June 20, 2005	Cleugh’s Frozen Foods, Inc. (Consumer Products Group)
July 13, 2005	Pacific Fruit Processors, Inc. (Ingredients Group)
November 7, 2006	Hess Food Group LLC (Consumer Products Group)
August 7, 2007	Operating assets of a soymilk manufacturing facility in Heuvelton, New York (Grains and Foods Group)
April 2, 2008	The Organic Corporation (International Foods Group)
November 8, 2010	Dahlgren & Company, Inc. (Grains and Foods Group)
December 14, 2010	Assets of Edner of Nevada, Inc. (Consumer Products Group)
August 5, 2011	Assets of Lorton’s Fresh Squeezed Juices, Inc. (Consumer Products Group)
December 31, 2012	Organic Land Corporation OOD (International Foods Group)

SunOpta Foods’ long-term strategy is to leverage the platform that has been developed via implementation of continuous improvement principles, new product development and a focus on value-added components of the business, and to continue to pursue selective acquisitions that align with the value-added components of our integrated business models. We believe that the natural, organic and specialty foods markets offer solid long-term growth opportunities as consumers focus on health and wellness and see diet as a key part of a healthy lifestyle. We also believe these markets remain fragmented with numerous players in North America and internationally.

SUNOPTA INC.	8	December 29, 2012 10-K

Specific strategies of SunOpta Foods in the last several years have included the following:

  Diversify the range of organic and non-GMO grains, fiber and fruit-based products that we market, including via the acquisition of businesses that are integrated from sourcing through ingredients and packaged products.

  Develop value-added natural and organic fiber and food ingredient solutions to meet the demands of food manufacturers wanting to improve the healthfulness of their products or expand into the natural and organic markets.

  Invest in value-added processing capabilities which add further value to sourced raw materials.

  Expand our ability to source and supply natural and organic food products worldwide.

  Invest in healthy convenience and nutritious portable foods via both internal growth opportunities and acquisitions, driven by our belief that this segment will continue to be a strong area of growth for natural and organic food products.

  Expand the number of customer private label natural and organic programs including soy and alternative beverages, frozen fruit, fruit beverages, re-sealable pouch and healthy convenience food categories.

  Develop and expand our operations outside of North America via acquisitions or by entering into partnerships and strategic alliances with food producers internationally.

Grains and Foods Group

Operations and Product offerings—Grains and Foods Group

The Grains and Foods Group specializes in marketing organic, identity preserved (“IP”), and non-GMO grains, ingredients, packaged goods and processing services with a core focus on soybean, sunflower and corn products. The Grains and Foods Group works to ensure that it provides its customers with high quality organic, non-GMO and IP specialty grains and seeds by serving as a grower’s supplier of seed; purchaser of the grower’s specialty crops; and processor and packager of a wide range of grains-based ingredients and consumer-packaged products. We believe this ‘field to table’ approach allows the Grains and Foods Group to meet the specific needs of domestic and foreign food manufacturers and processors, by providing products in the varieties and quantities needed in a timely and cost effective manner.

The Grains and Foods Group’s products include:

1.

A wide variety of IP, non-GMO and organic seeds and whole grains including soy, corn and sunflower for food applications offering premium varieties with superior food quality. The Grains and Foods Group’s integrated model results in control at every stage of production, from seed selection and growing through storage, processing and transportation.

2.	Organic, non-GMO and IP grain-based ingredients, including:

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

SUNOPTA INC.	9	December 29, 2012 10-K

3.	A variety of packaged food products for retail and foodservice use, including:

  A wide variety of private label packaged products for retailers and consumer foods companies, including aseptic and refrigerated soy, rice, almond, sunflower and other alternate beverages; aseptic broths and teas; frozen edamame and vegetable blends; and roasted grains-based snacks.

  Branded food products under the Sunrich Naturals brand, including:

  Alternative beverages – a variety of soy, rice, almond and sunflower based beverages for retail and foodservice.

  Frozen vegetables – a variety of frozen edamame and vegetable blends for health food stores, foodservice operators and retail outlets.

  Roasted grains-based snacks – specializing in providing healthy, non-GMO and organic snacks to schools, retailers and healthcare facilities throughout North America. Products include in-shell sunflower and sunflower kernels, and roasted corn and soy snacks.

4.	A full range of bulk grain-based animal feed and pet food products. The premium feed products originate from select organic and non-GMO soy, corn, sunflower and other grains.

The Grains and Foods Group also engages in processing and contract manufacturing services and offers a comprehensive range of services including basic grain cleaning, ingredient processing, custom roasting, and retail-ready packaging. With processing facilities throughout the U.S., plus a number of storage and office facilities, it can handle a range of order sizes, including barge lots, rail cars, bags, pallets, and retail packages. The Grains and Foods Group services include:

  Grain conditioning services for soy, corn and sunflower. The Grains and Foods Group’s advanced equipment and technology for scalping and foreign matter removal is engineered to meet U.S. Department of Agriculture (“USDA”) Grain Standards for premium food grade seed and grain conditioning.

  Grain milling for corn, oat and grain processing, with various granulations and batch sizing.

  Ingredient processing expertise and equipment needed for extraction, separation and concentration of a wide variety of grains-based and dairy ingredients.

  Liquid packaging through its aseptic packaging facilities, specializing in Tetra Pak equipment in a variety of pack sizes and extended shelf life options. The Grains and Foods Group also partners with third-party fillers to provide extended shelf life refrigerated packaging formats to its customers.

  Grains roasting and packaging through extensive facilities offering a wide range of consumer and bulk packaging.

Competition—Grains and Foods Group

The Grains and Foods Group competes with large grain suppliers for customers and competes with other companies active on the international commercial grain procurement market for supply. The Grains and Foods Group’s non-GMO and organic specialty grains compete in the smaller niche U.S. commercial non-GMO and organic grains market. Key to competing in these markets is access to transportation, supply and relationships with producers. The Grains and Foods Group’s aseptic and roasted packaged products facilities compete with a number of other regional manufacturers, and its ingredient offerings compete with a range of suppliers from small local companies through large multi-nationals.

Distribution, Marketing, and Sales—Grains and Foods Group

The Grains and Foods Group has well established sales and marketing capabilities. As a leading provider of non-GMO and organic soy, corn, sunflower and grain-based food ingredients, it offers a comprehensive range of ingredients and services to the food industry. Distribution channels can vary greatly by product category, but the Grains and Foods Group enjoys a diverse ‘to market’ strategy in each product category. Its organic, non-GMO and IP ingredients are sold to food manufacturers worldwide. For specialty whole grain raw materials, approximately 50% of the customer base is international.

SUNOPTA INC.	10	December 29, 2012 10-K

Food ingredients are sold principally to customers in North America that range from major multi-nationals to smaller specialty food marketers, but are expanding geographically as the Grains and Foods Group opens new international markets. The consumer goods distribution channels include private label and store brands, food service and also SunOpta-controlled brands. This wide array of sales and distribution avenues is intended to allow the Grains and Foods Group to maximize sales and margin while mitigating the risk of concentrating business in a single segment of the market.

Suppliers—Grains and Foods Group

The Grains and Foods Group has an extensive established IP, organic soy and corn grower network with approximately 2,500 producers, with many relationships existing for over 25 years, and relationships with approximately 1,000 sunflower farmers in the Midwest and southern U.S. The Grains and Foods Group also has a network of growers in South America, Africa and Asia. Because weather conditions and other factors can limit the availability of certain grains in North America, the Grains and Foods Group continues to focus on expanding production and sourcing capabilities to other parts of the world in hand with the International Foods Group to ensure supply in years when local production is below normal levels. By diversifying supply, it also has the ability to divert available product based on market demand and customer requirements in order to maximize return.

Ingredients Group

Operations and Product Offerings—Ingredients Group

The Ingredients Group is focused primarily on fiber products and specialty fruit ingredients. It works closely with its customers to identify product formulation, cost and productivity opportunities aimed at transforming raw materials into value-added food ingredient solutions.

The Ingredients Group’s products include:

1.

Fibers and brans, including Canadian Harvest® Oat Fiber, SunOpta® Soy Fiber, SunOpta® Rice Fiber, SunOpta® Cellulose Fiber and SunOpta® Pea Fiber brands of insoluble organic and conventional fiber products, Barley Balance™ soluble fiber, MultiFiber™ blends, value-added starch-based texturizers, and a number of custom processed ingredients. The Ingredients Group’s family of insoluble fiber products are derived from oat, soy, pea and rice hulls. In addition, the Ingredients Group provides two gluten-free cellulose fibers, which are highly concentrated sources of insoluble dietary fiber. These products are used commercially to increase the fiber content of cereals, breads, cookies and crackers; to increase yield and enhance texture in ground and processed meat products; and to add strength and reduce breakage in baked products. The Ingredients Group also provides highly functional fiber blends for specific applications under the MultiFiber brand name and offers Canadian Harvest® Stabilized Brans derived from oat, wheat and corn, as well as wheat germ. The stabilized brans are heat-treated to extend shelf life and ground to meet customer needs for appropriate particle size.

2.

SunOpta® Specialty Starch products, including OptaGrade® and OptaMist®. OptaGrade is a natural, starch-based texturizing agent that is used commercially in a variety of dairy products including natural, imitation, and processed cheeses, sour cream, cream cheese, cottage cheese and yogurt. OptaMist is also a starch-based texturizing agent that improves the taste, texture and appearance of dairy products, yogurt, cheese products, and salad dressings.

3.

Value-added fruit-based ingredients in aseptic and conventional formats, which are custom formulated to provide unique flavor and texture profiles for a wide range of specialized applications. Applications include fruit for yogurts, ice creams, cheeses, smoothies, shakes, frozen desserts, bakery fillings, health bars, various beverages, dressings, marinades, dips and sauces.

4.

Custom ingredients and contract manufacturing services. The Ingredients Group produces a number of unique functional food ingredients, and offer services to customers on a contract basis utilizing proprietary technologies.

We believe the Ingredients Group is well positioned to capitalize on the rapid growth of the health conscious natural and organic food markets, with its wide range of fiber, brans, starch and fruit-based products. The 2010 Dietary Guidelines for Americans recommends choosing foods that provide dietary fiber and increasing the intake of whole fruit, as consumption of both fiber and fruit is below recommended levels in the U.S. The Ingredients Group’s portfolio of insoluble fibers, stabilized brans and fiber blends are used in numerous products such as fiber-enriched breads and other baked goods, breakfast cereals and snack bars. These products can be used to increase total dietary fiber content of foods, including dairy and meat products, while minimizing negative effects on taste, texture and appearance. Stabilized oat brans can be used as a source of soluble fiber, which is beneficial to cardiovascular health. Through the use of natural and organic ingredients, including strawberries, blueberries, peaches, and other fruits, the Ingredients Group’s fruit-based applications are formulated to improve the nutritional content of its customers’ products. In addition to helping food manufacturers improve the healthfulness of their food products, the Ingredients Group’s ingredient offerings can be used to improve the overall quality of food products, reduce formulation costs, and meet specific processing requirements. We believe that all of our ingredient products are Generally Regarded As Safe (“GRAS”) under current U.S. Food and Drug Administration (“FDA”) regulations (see “Regulation – SunOpta Foods”, below).

SUNOPTA INC.	11	December 29, 2012 10-K

Competition—Ingredients Group

Food ingredients are considered unique niche items usually developed or processed for specific customers or industry segments. The Ingredients Group competes with other product developers and specialty processors for the specialty ingredient business. Competitors include major companies with food ingredient divisions, other food ingredient and sourcing companies, other insoluble and soluble fiber processors, and consumer food companies that also engage in the development and sale of food ingredients. Many of these competitors have financial and technical resources, as well as production and marketing capabilities that are greater than our own.

Distribution, Marketing, and Sales—Ingredients Group

The Ingredients Group utilizes a technically-oriented customer account team. It works closely with customers to identify product formulation, cost and productivity opportunities, and develops solutions for customers based on proprietary, value-added, highly functional food ingredients that use the Ingredients Group’s technical knowledge and manufacturing base. The Ingredients Group takes a multidisciplinary approach to achieve this level of customer understanding and service. Members of the Ingredients Group’s direct sales force are teamed up with the appropriate technical personnel to work as “consultants” in defining and developing a range of potential solutions to its customers’ formulation and product development needs.

Our food ingredients are used by approximately 300 customers worldwide, including some of the largest U.S. consumer-packaged food companies. The Ingredients Group’s product offerings are sold through distributors around the world, including the International Foods Group. Based on our internal estimates, the Ingredients Group is the world’s largest supplier of oat fiber to the food industry, one of the largest producers of soy fiber in the U.S., and the largest producer of organic soy fiber in the U.S.

Suppliers—Ingredients Group

The availability of the Ingredients Group’s raw materials is subject to world market conditions; however, there are a number of alternative sources of supply for most raw materials. Oat and soy hulls are primarily sourced from major food companies or their brokers and we believe there is adequate supply to meet current production requirements. Supply shortfalls would have an effect on availability and price and would be reflected in finished product pricing. Certain other raw materials are supplied by processing customers and are not sourced directly from suppliers within SunOpta Foods. Fruit ingredient raw materials are sourced from processors and traders of frozen fruits, including the International Foods Group and our own fruit processing operations, major sweetener producers, and a number of regional and national flavor companies. Availability of supplies is subject to world market conditions, including quantity and quality of supply.

Consumer Products Group

Operations and Product Offerings—Consumer Products Group

The Consumer Products Group provides natural and organic consumer packaged food products to major global food manufacturers, distributors and supermarket chains with a variety of branded and private label products.

The Consumer Products Group’s products include:

1.

Conventional and organic beverage processing and re-sealable pouch filling solutions in a variety of product categories, including shelf stable and refrigerated juices, frozen fruits and vegetables, specialty beverages, vitamin waters, electrolyte waters, energy drinks, soups, baby food, and healthy fruit and vegetable based snacks in flexible pouches.

SUNOPTA INC.	12	December 29, 2012 10-K

2.

Nutritious healthy snacks including natural and organic fruit-based snacks in bar, twist, rope and bite size shapes, with the ability to add a variety of ingredients including fiber, plus a range of baked and extruded nutrition bars using a wide variety of ingredients including grains, proteins and other ingredients.

3.	Individually Quick Frozen natural and organic frozen fruits and vegetables, including strawberries, blueberries, raspberries, peppers and many other items.

Competition—Consumer Products Group

The Consumer Products Group faces competition when securing fruit, vegetable and grain raw materials; however, due to the location of its processing facilities, it is able to source these raw materials from a number of growing regions and suppliers. In particular, it sources frozen fruits and vegetables from a number of domestic and worldwide growers, processors and traders, including the International Foods Group.

The Consumer Products Group’s beverage and pouch products compete in the private label retail market with the offerings of major food manufacturing companies. Its healthy snack products have a large number of competitors, which include independent fruit snack manufacturers, fruit snack divisions of larger food manufacturers, and nutrition bar manufacturers. Its frozen fruit and vegetable products compete with processors primarily in California and Mexico, and frozen fruit imports from Mexico, South America, Europe and Asia. In many cases, Mexican, South American, European and Asian competitors are able to achieve greater cost efficiencies due to lower relative costs of living and costs of supply in these regions.

Distribution, Marketing and Sales—Consumer Products Group

The Consumer Products Group supplies frozen fruit and vegetable products to the private label retail market, including large retailers and club stores, food manufacturers, food service distributors, quick service and casual dining restaurants located principally in North America. In addition, it supplies healthy fruit snacks and nutrition bars to branded food companies and the private label retail market. We estimate that the Consumer Products Group is the largest supplier of natural and organic private label fruit snacks in the U.S.

Suppliers—Consumer Products Group

The Consumer Products Group’s raw materials are subject to the availability of fruit, vegetable and grain supply, which is based on conditions that are beyond our control. Frozen fruits, berries, and vegetables are sourced directly from a large number of suppliers throughout the U.S., Mexico and globally, or indirectly through the International Foods Group. Raw material suppliers for healthy snacks products include growers and traders of apples and apple concentrates, flavor companies, processors and traders of fruit and grain products, including the International Foods Group.

International Foods Group

Operations and Product Offerings—International Foods Group

The International Foods Group includes European and North American based operations that source and supply raw material ingredients and trade organic commodities. Its principal operations are located in Amsterdam, the Netherlands and Santa Cruz, California and comprise the global sourcing and supply operations of Tradin Organic, including a business in Dalian, China that supplies food grade organic soybeans, feed, organic sunflower kernels and other grains and distributes certain organic food products, as well as sourcing and processing operations in Ethiopia for organic and specialty coffees and organic and conventional sesame seeds. In addition, the International Foods Group is expanding its integrated processing capabilities with the construction of its value-added organic and specialty cocoa facility in the Netherlands.

The International Foods Group sources raw material ingredients from approximately 60 countries around the world, and, in our estimation, is one of the largest suppliers of a wide range of organic commodities to the food industry in the European, North American and Asian markets. It sources organic fruit and vegetable based ingredients, sweeteners, cocoa, coffee, grains, nuts, seeds and pulses and other organic food products from virtually every continent to ensure quality of supply, minimize crop risk and provide contra-seasonal solutions to our customers. In many cases, the International Foods Group will enter into exclusive arrangements with growers and/or processors of key strategic commodities to control the reliability of its supply chain.

SUNOPTA INC.	13	December 29, 2012 10-K

Competition—International Foods Group

The organic food industry is very competitive due primarily to the limited worldwide supply of organic raw materials. The International Foods Group’s competitors in the supply of industrial organic ingredients include domestic and worldwide brokers, traders and food processors.

Distribution, Marketing and Sales—International Foods Group

Sales and marketing is conducted through technically oriented sales teams strategically located close to specific geographic sourcing and/or sales regions. The International Foods Group maintains one of the largest global sourcing and supply networks in the world, working closely to develop and manage global organic supply and link these supplies with diverse customer needs, and it also provides procurement support for other SunOpta operations.

Suppliers—International Foods Group

The International Foods Group’s raw material suppliers include growers, processors and traders of non-GMO and organic fruit and vegetable based ingredients, sweeteners and other food products. Raw materials are sourced from growing regions worldwide. Organic food suppliers are required to meet stringent organic certification requirements equivalent to the USDA National Organic Program, European Union (“EU”) standards, or others.

Regulation—SunOpta Foods

SunOpta Foods is subject to a wide range of governmental regulations and policies in various countries and regions where we operate, including the U.S., Canada, the Netherlands, throughout the rest of the EU, China and Ethiopia. These laws, regulations and policies are implemented, as applicable in each jurisdiction, on the national, federal, state, provincial and local levels. For example, SunOpta Foods is affected by laws and regulations related to: seed, fertilizer and pesticides; the purchasing, harvesting, transportation and warehousing of grain and other products; the processing, packaging and sale of food, including wholesale operations; and product labelling and marketing, food safety and food defense. SunOpta Foods is also affected by government-sponsored price supports, acreage set aside programs and a number of environmental regulations.

U.S. Regulations

SunOpta Foods is required to comply with the regulations and policies promulgated by the Environmental Protection Agency (“EPA”) and corresponding state agencies, as well as the USDA, the Grain Inspection, Packers and Stockyard Administration, the FDA, the Federal Trade Commission (“FTC”), Occupational Safety and Health Administration (“OSHA”) and the Commodities and Futures Trading Commission.

USDA National Organic Program and Similar Regulations

SunOpta Foods is involved in the sourcing, manufacturing, supplying, processing, marketing, selling and distribution of organic seed and food products and, as such, is subject to certain organic quality assurance standards. In 1990, Congress passed the Organic Foods Production Act mandating that the USDA develop national standards for organically produced agricultural products to assure consumers that those products marketed as organic meet consistent, uniform standards. The Organic Foods Production Act established the National Organic Program, a marketing program housed within the Agricultural Marketing Service of the USDA.

In December 2000, after considering recommendations from the National Organic Standards Board, as well as private, state, and foreign organic certification programs, USDA adopted regulations with respect to a national organic production, handling, labeling and certification program contained within 7 CFR 205. The regulations became fully effective in October 2002. These regulations, among other things, set forth the minimum standards producers must meet, and have reviewed by an accredited USDA-certifying agent, in order to label their products “100% organic”, “organic”, or “made with organic ingredients” and display the USDA organic seal. The regulations impose strict standards on the production of organic food products and limit the use of non-organic or synthetic materials in the production of organic foods. Generally, organic food products are produced using:

  agricultural management practices intended to promote and enhance ecosystem health;

  no genetically engineered seeds or crops, sewage sludge, long-lasting pesticides, herbicides or fungicides; and

  food processing practices intended to protect the integrity of the organic product and disallow irradiation, genetically modified organisms or synthetic preservatives.

SUNOPTA INC.	14	December 29, 2012 10-K

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

Additionally, our organic products may be subject to various state regulations. Many states have adopted their own organic programs making the state agency responsible for enforcing USDA regulations for organic operations. However, state organic programs may also add more restrictive requirements due to specific environmental conditions or the necessity of production and handling practices in the state. Applicable regulatory agencies in the U.S. include the USDA, which monitors and ensures the integrity of both the organic process and agricultural grain business, and the FDA and Department of Homeland Security (“DHS”), which oversee the safety, security and efficacy of the food supply in the U.S.

We currently manufacture and distribute a number of organic products that are subject to the standards set forth in the Organic Foods Production Act and the regulations adopted thereunder by the National Organic Standards Board. We believe that we are in material compliance with the organic regulations applicable to our business.

Food-Related Regulations

As a manufacturer and distributor of food products, SunOpta Foods is also subject to a number of federal, state and local food-related regulations, including, but not limited to, the Federal Food, Drug and Cosmetic Act of 1938 (the “FDCA”) and regulations promulgated thereunder by the FDA. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the U.S. The FDA:

  regulates manufacturing practices for foods through its current good manufacturing practices regulations;

  specifies the standards of identity for certain foods, including many of the products we sell; and

  prescribes the format and content of certain information required to appear on food product labels.

Some of the key food safety and food labeling regulations in the U.S. include, but are not limited to, the following:

1.	Food Safety Regulations

In 2011, the Food Safety Modernization Act (the “FSMA”) became effective, significantly expanding the authority of the FDA and imposing new regulation of food production, sales and imports. The goal of FSMA is to shift the focus of the current food safety scheme away from one that is reactive to one that is preventative. Although there remains uncertainty concerning how FSMA will be implemented in light of budgetary concerns, the FDA has taken initial steps to assert its new authority. For instance, the FDA has begun using its authority to administratively detain food products that it has reason to believe are adulterated or misbranded for up to 30 days. In addition, the agency has issued interim final rules on criteria for administrative detention and on prior notice of imported food.

Most recently in January 2013, the FDA released for public comment proposed rules on Preventive Controls for Human Food and Standards for Produce Safety. The FDA expects to issue its proposed rule on importer foreign supplier verification in the near term. Future proposed rules will address preventive controls for animal food, and accreditation of third-party auditors. The proposed rules on preventive controls relating to human food for human consumption would apply to SunOpta Foods as we manufacture, process, pack and hold food for human consumption. The rule proposes a requirement that firms have written plans in place to identify potential hazards, put in place steps to address them, verify that the steps are working, and outline how to correct any problems that arise. The rule also proposes a requirement that each covered facility prepare and implement a written food safety plan, which would include the following: hazard analysis; risk based preventive controls; monitoring procedures; corrective actions; verification; and recordkeeping.

In addition, we are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”) and regulations issued thereunder. The Bioterrorism Act authorizes the FDA to take the regulatory action necessary to protect the nation’s food supply against the threat of intentional or accidental contamination. The major components of the Bioterrorism Act include registration of food facilities with the FDA; prior notice of virtually all imported food shipments under FDA authority; recordkeeping requirements for food facilities; FDA authority to administratively detain food; FDA authority to institute debarment of food importers for various violations related to food importation; and creation of a clear way to re-import previously refused foods if certain criteria are met.

SUNOPTA INC.	15	December 29, 2012 10-K

Lastly, we are subject to numerous other federal, state and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products.

2.	Food Labeling Regulations

SunOpta Foods is subject to certain requirements relating to food labeling under the FDCA and corresponding FDA regulations as well as the Fair Packaging and Labeling Act enacted in 1967 and corresponding FTC regulations. Although the FTC, FDA, and USDA share jurisdiction over claims made by manufacturers of food products, the FDA retains primary jurisdiction over the labeling of food products whereas the FTC regulates advertising.

The FDA and FTC require that all food products be labeled to disclose the net contents, the identity of commodity, nutrition information, and the name and place of business of the product’s manufacturer, packer, or distributor in order to prevent consumer deception. Both agencies also require that any claim on the product be truthful and not misleading.

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

FDA GRAS Regulations

Food ingredients can be classified into four groups including: food additives; color additives; prior sanctioned substances, and GRAS substances. In particular, a food additive is a substance, “the intended use of which results or may reasonably be expected to result, directly or indirectly, either in their becoming a component of food or otherwise affecting the characteristics of food”. Food additives require premarket approval under the 1958 Food Additive Amendments to the FDCA as administered by FDA. However, in enacting those amendments, Congress recognized that many substances intentionally used in a manner whereby they are added to food would not require a formal premarket review by FDA to assure their safety, either because their safety had been established by a long history of use in food or by virtue of the nature of the substances, their customary or projected conditions of use, and the information generally available to scientists about the substances. Congress thus excluded from the definition of “food additive” substances that are generally recognized, among qualified experts, as having been adequately shown through scientific procedures to be safe under the conditions of their intended use, or GRAS.

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

SUNOPTA INC.	16	December 29, 2012 10-K

Environmental Regulations

SunOpta Foods is also subject to various U.S. federal, state and local environmental regulations. Some of the key environmental regulations in the U.S. include, but are not limited to, the following.

  Air quality regulations – air quality is regulated by the EPA and certain city/state air pollution control groups. Emission reports are filed annually.

  Waste treatment/disposal regulations – solid waste is either disposed of by a third-party or, in some cases, we have a permit to haul and apply the sludge to land. Agreements exist with local city sewer districts to treat waste at specified levels of Biological Oxygen Demand (“BOD”), Total Suspended Solids (“TSS”) and other constituents. This can require weekly/monthly reporting as well as annual inspection.

  Sewer regulations – we have agreements with the local city sewer districts to treat waste at specified limits of BOD and TSS. This requires weekly/monthly reporting as well as annual inspection.

  Hazardous chemicals regulations – Various reports are filed with local city/state emergency response agencies to identify potential hazardous chemicals being used in our facilities, including reports filed with the Department of Public Safety Emergency Response Commission in Minnesota and the Kentucky Emergency Response Commission.

  Storm water – all facilities are inspected annually and must comply with an approved storm water plan to protect water supplies.

Employee Safety Regulations

We are subject to certain safety regulations, including OSHA regulations. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations applicable to our business.

Canadian and Other Non-U.S. Regulations

Outside of the U.S., regulations concerning the sale or characterization of food ingredients vary substantially from country to country, and we take appropriate steps to comply with such regulations.

In Canada, the sale of food is regulated under various federal and provincial laws, principally the federal Food and Drugs Act (“FADA”), Canada Agricultural Products Act (“CAPA”), and the Canadian Environmental Protection Act, 1999 (“CEPA”), along with their supporting regulations. Some of the key Canadian regulatory instruments include but are not limited to the following:

  Food and Drug Regulations (under the FADA) – food and drugs are subject to specific regulatory requirements, including composition (such as food additives, fortification, and food standards), packaging, labelling, advertising and marketing, and licensing requirements.

  Organic Products Regulations, 2009 (“OPR”) (under the CAPA) – as of June 30, 2009, the OPR require mandatory certification to the revised national organic standard for agricultural products that are to be represented as organic in international and inter-provincial trade, or that bear the federal organic agricultural product legend (or federal logo). Except for certain exceptions and conditions, a U.S.-Canada Organic Equivalence Arrangement is currently in place whereby agricultural products produced and processed in conformity with the U.S. Organic Foods Production Act and the Canadian OPR are deemed to have been produced and processed in accordance with the OPR and may be sold, labelled or represented in Canada as organic.

  Canada Consumer Product Safety Act (“CCPSA”) – the CCPSA provides oversight and regulation of consumer products with respect to manufacturers, importers, and retailers. It includes, without limitation, the ability to require product recalls, mandatory incident reporting, document retention requirements, increased fines and penalties, and packaging and labeling requirements. While the CCPSA does not apply to food, it does apply to its packaging with respect to safety. It is possible that there will be amendments introduced to the FADA, to capture the essence of the regulatory oversight found in the CCPSA. We have no way of anticipating if and when that may occur.

SUNOPTA INC.	17	December 29, 2012 10-K

We are subject to Dutch and European Commission (“EC”) regulations and policies. Our European subsidiary, TOC, is involved in the sourcing, supplying, marketing, selling and distribution of organic food products and, as such, is subject to standards for production, labeling and inspection of organic products contained in EC Regulation 2092/91 (and its subsequent amendments). TOC is certified by Skal, the inspection body for the production of organic products in the Netherlands. Products certified as organic by an EU-recognized inspection body, such as Skal, can be marketed within the entire EU. In addition, under the terms of an equivalency arrangement between the U.S. and the EU, organic operations certified to the USDA organic or EU organic standards may be labeled and sold as organic in both the U.S. and EU.

TOC is also affected by general food legislation both at EU and Dutch level relating to product safety and hygiene, among others. TOC is Hazard Analysis and Critical Control Point certified in the Netherlands and manages a fully computerized system that guarantees the traceability of each product. In addition, TOC also considers and abides by EU and local legislation with regard to packaging and packaging waste. TOC is also subject to the regulations and policies of the countries outside of the EU in which it operates, including China and Ethiopia.

Research and Development—SunOpta Foods

Research and development and new product and process innovation are key priorities of SunOpta Foods and initiatives are focused on continuous improvement of our existing product portfolios and production processes, as well as the development of innovative new products. Innovation is a key pillar for us and a necessity in the natural and organic foods categories.

SunOpta Food’s extensive applications and research and development expertise is organized around four key product categories:

  Grains and grain-based ingredients through finished packaged products;

  Value-added ingredients focused on fiber and fruit based applications;

  Fruit-based consumer packaged products; and

  Value-added nutritious healthy snacks and portable foods.

Our product development teams include highly trained and experienced food scientists and technologists that are dedicated to both the development of unique new product offerings plus addressing product development opportunities for our customers including new and custom formulations, innovations in packaging formats, and new production processes and applications. Applications and technical support provided by each of our operating groups to our customers include all aspects of product development from concept to commercial launch, as well as ongoing manufacturing and processing support. Representatives from our operating groups also meet regularly to coordinate efforts to develop products which leverage the talents and product capabilities from across our organization.

SunOpta Foods continues to develop new products to maximize the capabilities of our aseptic packaging facilities in Modesto, California and Alexandria, Minnesota, including the development of non-dairy based beverages that address the growing consumer demand for beverages that address allergy concerns and provide a unique nutritional portfolio. The expanding interest to incorporate grain-based foods in consumers’ diets also creates numerous opportunities to develop ingredients that can be incorporated into food developers’ menu items.

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

SunOpta Foods also continues to develop new fruit-based beverages, healthy fruit snacks, nutrition bars and fruit based resealable pouch products, as well as innovative fruit ingredient systems for the dairy, food service and beverage industries. We are also looking at using fiber and other ingredients in these fruit products to improve their ability to address satiety and lower glycemic indices.

SUNOPTA INC.	18	December 29, 2012 10-K

Intellectual Property—SunOpta Foods

The nature of a number of SunOpta Food’s products and processes requires that we create and maintain patents, trade secrets and trademarks. Our policy is to protect our technology, brands and trade names by, among other things, filing patent applications for technology relating to the development of our business in the U.S. and in selected foreign jurisdictions, registering trademarks in the U.S., Canada and selected foreign jurisdictions where we sell products, and maintenance of confidentiality agreements with outside parties and employees.

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

Properties—SunOpta Foods

As at December 29, 2012, SunOpta Foods operated 27 processing facilities in 11 U.S. states, as well as China and Ethiopia. SunOpta Foods also owns and leases a number of office and distribution locations in the U.S., Canada, the Netherlands, Ethiopia and China, and leases and utilizes public warehouses to satisfy its storage needs. For more details see Item 2. Properties, elsewhere in this report.

OPTA MINERALS

Introduction

Opta Minerals, a majority-owned subsidiary, is a vertically integrated provider of custom process solutions and industrial minerals products. We acquired Opta Minerals (formerly known as Barnes Environmental and Industrial) in 1995. Since then, Opta Minerals has grown steadily through a combination of internal growth and strategic acquisitions in Canada, the U.S., and Europe. In February 2005, we sold approximately 29% of the outstanding common shares of Opta Minerals as part of an initial public offering. As at December 29, 2012, our ownership position in Opta Minerals was 66.1% . The common shares of Opta Minerals are traded on the Toronto Stock Exchange (“TSX”), under the symbol “OPM”.

Business Development

Opta Minerals has completed the following acquisitions over the last three fiscal years:

  In August 2012, Opta Minerals acquired approximately 94% of the outstanding common shares of WGI Heavy Metals, Incorporated (“WGI”). In November 2012, Opta Minerals completed the acquisition of the remaining outstanding common shares of WGI. Opta Minerals paid total cash consideration of $14,968. WGI’s principal business is the processing and sale of industrial abrasive minerals, and the sourcing, assembly and sale of ultra-high pressure waterjet cutting machine replacement parts and components. This acquisition complemented Opta Minerals’ existing product portfolio and expands product line offerings to new and existing customers.

  In February 2012, Opta Minerals acquired all of the outstanding common shares of Babco Industrial Corp. (“Babco”) located in Regina, Saskatchewan for cash at closing of $17,530, subject to customary post-closing purchase price adjustments, plus contingent consideration based on the achievement of certain earnings targets over the next five years. Babco is an industrial processor and supplier of petroleum coke, synthetic slag, ladle sand and crushed graphite. This acquisition complemented Opta Minerals’ existing product portfolio and provides for additional product line offerings to new and existing customers in the region.

  In November 2011, Opta Minerals acquired the members’ interest in Inland RC, LLC, (“Inland”) a manufacturer of pre-cast refractory shapes, injection lances and electric furnace deltas for cash consideration of $658 plus contingent consideration based on the achievement of certain financial targets. Inland’s business is complementary with current Opta Minerals product offerings and has capacity for growth and significant synergy opportunities.

SUNOPTA INC.	19	December 29, 2012 10-K

Operations and Product Offerings—Opta Minerals

Opta Minerals competes primarily in the industrial minerals and silica-free abrasives markets, focusing to date on select markets in North America and in Europe. Opta Minerals currently has offices and production and distribution facilities in Ontario, Québec, Saskatchewan, Florida, Idaho, Indiana, Louisiana, Maryland, Michigan, New York, Ohio, South Carolina, Texas, Virginia and production locations in Europe in Kosice, Slovakia; Romans, France; and Ermsleben and Rodermark, Germany. Opta Minerals successful integration of its business acquisitions into its existing operations and financial management systems has created synergies that have increased revenues and profit margins. It has invested in improving plant equipment and infrastructure and has been able to reduce costs while growing production capabilities. We believe that Opta Minerals is currently well-positioned to expand current operations with modest capital expenditures.

Opta Minerals produces, manufactures, distributes and recycles industrial minerals, silica-free abrasives and specialty sands and other products and services to the foundry, steel, loose abrasive cleaning, roofing granule, marine/bridge cleaning, waterjet cutting, and municipal, recreational and industrial water filtration industries. Its principal product lines include: (i) blends of industrial minerals used primarily in heavy industrial applications; (ii) silica-free abrasives; and (iii) specialty sands, filtration media and other products and services.

Industrial Minerals

Opta Minerals sells industrial mineral products primarily to the foundry and steel industries. Significant industrial minerals products produced by Opta Minerals include chromites, magnesium blends, lime, nozzle sands, clays, coated sands, petroleum coke, crushed graphite, pre-cast refractory shapes, injection lances, and a wide range of foundry pre-mixes.

Silica-Free Abrasives

Opta Minerals abrasive products are primarily sold into shipbuilding, ship repair, bridge cleaning, waterjet cutting and roofing granule markets. The abrasives produced are free of silica, making them a clean, efficient and recyclable alternative to traditional abrasives. Recycling operations are conducted at Waterdown, Ontario, Norfolk, Virginia and Ermsleben, Germany. This is an important service that Opta Minerals provides to its customers which results in the reuse of materials that would otherwise be sent directly to landfills. Significant silica-free abrasive products produced by Opta Minerals include BlackBlast, Ultra Blast, EconoBlast, EbonyGrit, Powerblast, Galaxy Garnet, Emerald Creek Garnet, Bengal Bay Garnet and other specialty abrasives.

Specialty Sands and Other Products and Services

Opta Minerals also generates revenues from the sale of specialty sands, filtration media and other products and technical services. The silica sands are not sold for use as an abrasive material. Significant specialty sands and other products and services of Opta Minerals include filtration and industrial sands, garnets for filtration and waterjet cutting, construction sands, golf bunker sand, silica (not sold for loose abrasive applications), colored sand, waterjet cutting replacement parts and components, and technical services.

Properties—Opta Minerals

Opta Minerals’ operations encompass and service much of North America. Opta Minerals has built or acquired facilities at locations along the east and southern coasts of the U.S. where major shipbuilding, ship repair, bridge cleaning and roofing shingle production activities are concentrated. Multiple facilities allow for fast and economic service and have enabled Opta Minerals to broaden its product lines to supply wider markets and applications from these facilities.

Opta Minerals’ operations in Europe service major integrated steel mill customers, as well as a variety of other industries in Europe and represents a platform for continued growth in European markets.

For more details, see Item 2. Properties, elsewhere in this report.

SUNOPTA INC.	20	December 29, 2012 10-K

Competition—Opta Minerals

In both industrial minerals and abrasive markets, Opta Minerals competes through a combination of product quality and customer service combined with competitive pricing.

Industrial Minerals

The industrial minerals industry is characterized by a number of large public and private companies that service the bulk of requirements for both the foundry and steel industry. These companies include Vesuvius Group S.A./N.V., Stollberg Group, SKW Mettalurgie Gmbh, Magnesium Elektron and Prince Minerals which tend to have broad product offerings that service a range of customer requirements. The remaining market requirements are fulfilled by small regionally based companies with limited product lines that generally focus on local markets.

Silica-Free Abrasives

The silica-free abrasives industry is characterized by a number of regionally-based companies with limited product lines tending to focus on geographically adjacent markets. Their competition varies by product line, customer classification and geographic market. Opta Minerals conducts business throughout North America with a focus on key regions including the Quebec-Detroit corridor, New York, Maryland, Virginia, Georgia, Florida, Louisiana and Texas, all of which are areas of high volume ship repairs and bridge cleaning activities.

Specialty Sands and Other Products and Services

Competition within the specialty sand and other niche markets serviced by Opta Minerals is characterized by a number of small, regionally-based competitors. Competition varies by product line, customer classification and geographic market.

Distribution, Marketing and Sales—Opta Minerals

Opta Minerals has an active program to develop and acquire new products and services that expand their target markets while leveraging their existing infrastructure and expertise. Opta Minerals offers one of the broadest ranges of industrial minerals and abrasives in the industry and can provide customer product configuration solutions for almost every type of application. Opta Minerals conducts business throughout North America and key areas of Europe, via a direct sales force supported by strong technical and operational resources, with a focus on high volume industrial mineral consumption regions. Opta Minerals’ facilities are strategically located near customers or raw material supplies to economically and efficiently distribute products.

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

Opta Minerals obtains key raw materials such as magnesium, lime, coal slag, copper slag, nickel slag, petroleum coke and garnet from a wide variety of global sources. Copper slag is supplied by both domestic and foreign mining and refining companies. Coal slag is supplied on an exclusive basis from U.S. power plants and other suppliers. Petroleum coke is supplied primarily by a Canadian petroleum refiner. Opta Minerals produces industrial garnet derived from a waste mining stream at its Keeseville, New York facility. In addition, it has agreements with multiple mines in China and suppliers in India to market their garnet in North America, South America and Europe. Opta Minerals also purchases significant quantities of magnesium for its mill and foundry services operations from manufacturers located primarily in China, Eastern Europe and the Middle East.

SUNOPTA INC.	21	December 29, 2012 10-K

Regulation—Opta Minerals

Opta Minerals’ business primarily involves the handling of inorganic and mineral-based materials. These types of materials are generally benign and are not expected to give rise to environmental issues. Almost all of their environmental regulation is standard to the industry with the exception of certain permits required in Ontario and Virginia to recycle various types of solid waste, and in Idaho for the protection of wetlands and reclamation of land. The Ontario Ministry of Environment has the right to inspect the Waterdown, Ontario site and review the results of third party monitoring and perform its own testing. Similar rights of inspection by the EPA and state regulators exist at the facility in Norfolk, Virginia. At both locations, they are subject to monthly reporting and periodic audits as well as having a financial bond in place with the respective governments should there be a contamination.

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

CORPORATE SERVICES GROUP

The corporate office of SunOpta is located in Brampton, Ontario. In addition, centralized information technology and financial shared services groups are located in Edina, Minnesota. Employees of the Corporate Services Group perform a variety of management, financial, information technology and administration roles.

ENVIRONMENTAL HAZARDS

We believe that, with respect to both our operations and real property, we are in material compliance with environmental laws at all of our locations.

EMPLOYEES

As of December 29, 2012, we had a total of 1,830 (December 31, 2011 – 1,889) employees as follows:

Segment	Employees
SunOpta Foods	1,426
Opta Minerals	347
Corporate Services	57
Total	1,830

We believe that our relations with both union and non-union employees are good.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available free of charge on our website at www.sunopta.com as soon as reasonably practicable after we file such information electronically with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”) and applicable Canadian Securities Administrators (the “CSA”).

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

SUNOPTA INC.	22	December 29, 2012 10-K

Our business may be materially and adversely affected by our ability to renew our North American syndicated credit facilities when they become due on July 27, 2016

Our North American syndicated credit facilities mature on July 27, 2016. We may not be able to renew these facilities to the same level, or on terms as favorable as in previous years. A reduced facility may impact our ability to finance our business, requiring us to scale back our operations and our use of working capital. Alternatively, obtaining credit on less favorable terms would have a direct impact on our profitability and operating flexibility.

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

We may require additional capital to maintain current growth rates, which may not be available on favorable terms or at all

We have grown via a combination of internal growth and acquisitions requiring available financial resources. Our ability to raise capital, through equity or debt financing, is directly related to our ability to both continue to grow and improve returns from our operations. Debt or equity financing may not be available to us on favorable terms or at all. In addition, an equity financing would dilute our current shareholders and may result in a decrease in our share price if we are unable to realize returns equal to or above our current rate of return. We will not be able to maintain our growth rate and our strategy as a consolidator within the natural and organic food industries without continued access to capital resources.

Our customers generally are not obligated to continue purchasing products from us

Many of our customers buy from us under purchase orders, and we generally do not have long-term agreements with or commitments from these customers for the purchase of products. We cannot provide assurance that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our customers’ sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition or results of operations.

Loss of a key customer could materially reduce revenues and earnings

Although we had no customers that represented over 10% of revenues for the year ended December 29, 2012, the loss or cancellation of business with any of our larger customers could materially and adversely affect our business, financial condition or results of operations.

SUNOPTA INC.	23	December 29, 2012 10-K

Consumer preferences for natural and organic food products are difficult to predict and may change

Approximately 88% of our fiscal 2012 revenues were derived from SunOpta Foods. Our success depends, in part, on our ability and our customers' ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. A significant shift in consumer demand away from our products or products that utilize our integrated grains, ingredients and fruits, or our failure to maintain our current market position, could reduce our sales and harm our business. Consumer trends change based on a number of possible factors, including nutritional values, a change in consumer preferences or general economic conditions. Additionally, there is a growing focus among some consumers to buy local food products in an attempt to reduce the carbon footprint associated with transporting food products from longer distances, which could result in a decrease in the demand for food products and ingredients that we import from other countries or transport from remote processing locations or growing regions. These changes could lead to, among other things, reduced demand and price decreases, which could have a material adverse effect on our business.

We operate in a highly competitive industry

We operate businesses in highly competitive product and geographic markets in the U.S., Canada, Europe and various international markets. The Grains and Foods Group, Ingredients Group, Consumer Products Group and International Foods Group compete with various U.S. and international commercial grain procurement marketers, major companies with food ingredient divisions, other food ingredient companies, stabilizer companies, trading companies, and consumer-packaged food companies that also engage in the development and sale of food ingredients and other food companies involved in natural and organic fruits. These competitors may have financial resources and staff larger than ours and may be able to benefit from economies of scale, pricing advantages and greater resources to launch new products that compete with our offerings. We have little control over and cannot otherwise affect these competitive factors. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, results of operations and financial condition may be materially impacted.

An interruption at one or more of our manufacturing facilities could negatively affect our business

We own or lease, manage and operate a number of manufacturing, processing, packaging, storage and office facilities (see Item 2. Properties, elsewhere in this report). An interruption in or the loss of operations at one or more of these facilities, or the failure to maintain our labor force at one or more of these facilities, could delay or postpone production of our products or our ability to deliver such products, which could have a material adverse effect on our business, results of operations and financial condition until we could secure an alternate source of supply.

If we lose the services of our key management, our business could suffer

Our prospects depend to a significant extent on the continued service of our key executives, and our continued growth depends on our ability to identify, recruit and retain key management personnel. We are also dependent on our ability to continue to attract, retain and motivate our personnel. We do not carry key person life insurance on any of our executive officers, with the exception of the President and Chief Executive Officer of Opta Minerals. If we lose the services of our key management or fail to identify, recruit and retain key personnel, our business, results of operations and financial condition may be materially and adversely impacted.

If we do not manage our supply chain effectively, our operating results may be adversely affected

Our supply chain is complex. We rely on suppliers for our raw materials and for the manufacturing, processing, packaging and distribution of many of our products. The inability of any of these suppliers to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. Many of our products are perishable and require timely processing and transportation to our customers. Many of our products can only be stored for a limited amount of time before they spoil and cannot be sold. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory that may reach its expiration date. If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could fall.

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

SUNOPTA INC.	24	December 29, 2012 10-K

SunOpta Foods enters into a number of exchange-traded commodity futures and options contracts to partially hedge its exposure to price fluctuations on transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to our assessment of exposure from expected price fluctuations and an inability to hedge a number of raw materials.

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

The exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities could dilute the value of our common shares

As of December 29, 2012, there were outstanding stock options to purchase 3,687,500 of our common shares, with exercise prices ranging from $0.91 to $13.75 per common share. The exercise of these stock options could result in dilution in the value of our common shares and the voting power represented thereby. Furthermore, to the extent common shares are issued pursuant to the exercise of stock options, the employee stock purchase plan or other issuances of common shares, our share price may decrease due to the additional amount of common shares available in the market. The subsequent sales of these shares could encourage short sales by our shareholders and others, which could place further downward pressure on our share price. Moreover, the holders of our stock options may hedge their positions in our common shares by short selling our common shares, which could further adversely affect our stock price.

SUNOPTA INC.	25	December 29, 2012 10-K

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

Technological innovation by our competitors could make our food products less competitive

Our competitors include major food ingredient and consumer-packaged food companies that also engage in the development and sale of food and food ingredients. Many of these companies are engaged in the development of food ingredients and other packaged food products and frequently introduce new products into the market. Existing products or products under development by our competitors could prove to be more effective or less costly than our products.

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

We are subject to substantial environmental regulation and policies

We are, and expect to continue to be, subject to substantial federal, state, provincial and local environmental regulation. Some of the key environmental regulations to which we are subject include air quality regulations of the EPA and certain city/state air pollution control groups, waste treatment/disposal regulations, including but not limited to specific regulations of the Ontario Ministry of Environment and Energy and the Commonwealth of Virginia, Department of Environmental Quality, sewer regulations under agreements with local city sewer districts, regulations governing hazardous substances, storm water regulations and bioterrorism regulations. For a more detailed summary of the environmental regulations and policies to which we are subject, see “Business – Regulation – SunOpta Foods” and “Business – Regulation – Opta Minerals” in Item 1 of this report. Our business also requires that we have certain permits from various state, provincial and local authorities related to air quality, storm water discharge, solid waste, land spreading and hazardous waste.

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

SUNOPTA INC.	26	December 29, 2012 10-K

SunOpta Foods is subject to significant food and health regulations

SunOpta Foods is affected by a wide range of governmental regulations in Canada, the U.S., and several countries in Europe, among others. These laws and regulations are implemented at the national level (including, among others, federal laws and regulation in Canada and the U.S.) and by local subdivisions (including, among others, state laws in the U.S. and provincial laws in Canada). We are also subject to regulations of the EU and the regulatory authority of regulatory agencies in several different countries. Examples of regulatory agencies influencing our operations include: the USDA, the FDA, the DHS, the EPA, the CFIA, and Skal, among others.

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

These laws and regulations affect various aspects of our business. For example, as described in more detail under “Business – Regulation – SunOpta Foods” in Item 1 of this report, certain food ingredient products manufactured by SunOpta Foods are regulated under the 1958 Food Additive Amendments of FDCA, as administered by the FDA. Under the FDCA, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is generally regarded as safe, or GRAS, under the conditions of its intended use by qualified experts in food safety. We believe that most products for which we have retained commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. As a result, we may be adversely impacted if the FDA determines that our food ingredient products do not meet the criteria for GRAS. In addition, certain USDA regulations set forth the minimum standards producers must meet in order to have their products labeled as “certified organic” and we currently manufacture a number of organic products that are covered by these regulations. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. We could lose our “organic” certification if a facility becomes contaminated with non-organic materials or if we do not use raw materials that are certified organic. The loss of our “organic” certifications could materially harm our business, results of operations and financial condition.

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

SUNOPTA INC.	27	December 29, 2012 10-K

Litigation and regulatory enforcement concerning marketing and labeling of food products

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring putative class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product. Examples of causes of action that may be asserted in a putative consumer class action lawsuit include fraud, unfair trade practices, recession, and breach of state consumer protection statutes (such as Proposition 65 in California). FTC and/or state attorneys general may bring legal action that seeks removal of a product from the marketplace, fines and penalties. Even when not merited, putative class claims, action by the FTC or state attorneys general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image.

The value of our ownership position in Opta Minerals is dependent on the ability of Opta Minerals’ management to enhance shareholder value within Opta Minerals

We have identified our investment in Opta Minerals as a non-core holding. The value of our ownership position in Opta Minerals is dependent on the ability of Opta Minerals’ management to enhance shareholder value within Opta Minerals by executing on growth opportunities that may be identified and pursued, including the effective integration of acquisitions, if any, in order to capitalize on synergy opportunities. Our ability to realize the value of our investment in Opta Minerals is dependent on our ability to identify and act on strategic alternatives, including a possible sale of Opta Minerals or our majority ownership interest in Opta Minerals in the future. However, available strategic alternatives, if any, will depend on market conditions from time to time, and there can be no assurance that any viable strategic alternatives will be identified or pursued.

Our lack of management and operational control over Mascoma may limit our ability to protect or increase the value of our interest in Mascoma

We have an 18.7% ownership interest in Mascoma, through a combination of preferred and common shares. We do not have the ability to exercise day-to-day control over Mascoma. The management team of Mascoma could make business decisions that could impair the economic value of our interest in Mascoma. In addition, we have no ability to cause Mascoma to take actions that might be to our benefit, including but not limited to actions relating to a change of control of Mascoma and declarations of dividends to Mascoma’s stockholders. For the foregoing reasons, we may be unable to prevent actions that could have an adverse impact on our investment in Mascoma.

Fluctuations in exchange rates, interest rates and certain commodities could adversely affect our results of operations, financial condition and liquidity

We are exposed to foreign exchange rate fluctuations as our non-U.S.-based operations are translated into U.S. dollars for financial reporting purposes. We are exposed to changes in interest rates as a significant portion of our debt bears interest at variable rates. We are exposed to price fluctuations on a number of commodities as we hold inventory and enter into transactions to buy and sell products in a number of markets. Additional qualitative and quantitative disclosures about these risks can be found in Item 7A of this report. As a result of these exposures, fluctuations in exchange rates, interest rates and certain commodities could adversely affect our liquidity, financial condition and results of operations.

SUNOPTA INC.	28	December 29, 2012 10-K

We may not be able to effectively manage our growth and integrate acquired companies

From time to time we may pursue acquisition opportunities that are consistent with our overall growth strategy. Our ability to effectively integrate acquisitions, including our ability to realize potentially available marketing opportunities and cost savings in a timely and efficient manner will have a direct impact on our future results. We may encounter problems in connection with the integration of any new businesses, such as challenges relating to the following:

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

  changes in our customers and/or their demand;

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

  new financings; and

  general market conditions.

SUNOPTA INC.	29	December 29, 2012 10-K

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

Item 1B. Unresolved Staff Comments

None.

SUNOPTA INC.	30	December 29, 2012 10-K

Item 2. Properties

Our primary facilities in each of our segments are as follows:

SunOpta Foods

SunOpta Foods operates from the following locations, which are owned unless otherwise noted.

Location	State/Province/ Country	Group/Sub Group	Facility Description
Brampton	Ontario	Corporate Head Office	Corporate head office
Edina (Lease)(1)	Minnesota	Corporate Services	Corporate, IT, Shared Services, Grains and Foods Group and Ingredients Group head office
Hope	Minnesota	Grains and Foods Group	Grain processing
Alexandria	Minnesota	Grains and Foods Group	Aseptic packaging
Alexandria	Minnesota	Grains and Foods Group	Ingredient processing
Alexandria	Minnesota	Grains and Foods Group	Storage
Modesto (Lease)(2)	California	Grains and Foods Group	Aseptic processing and packaging
Wahpeton	North Dakota	Grains and Foods Group	Grain processing, warehouse and distribution
Wahpeton	North Dakota	Grains and Foods Group	Grain storage
Huevelton	New York	Grains and Foods Group	Ingredient processing
Blooming Prairie	Minnesota	Grains and Foods Group	Grain storage
Ellendale	Minnesota	Grains and Foods Group	Grain storage
Sandusky (Monthly Rent)	Michigan	Grains and Foods Group	Grain sales office
Cresco	Iowa	Grains and Foods Group	Grain milling
Breckenridge	Minnesota	Grains and Foods Group	Grain processing and distribution
Breckenridge (Lease)(3)	Minnesota	Grains and Foods Group	Grain sales office
Goodland	Kansas	Grains and Foods Group	Grain processing and distribution
Edson (Land Lease)(4)	Kansas	Grains and Foods Group	Grain processing and distribution
Moorhead	Minnesota	Grains and Foods Group	Grain processing and distribution
Crookston	Minnesota	Grains and Foods Group	Grain processing, warehouse and distribution
Fargo	North Dakota	Grains and Foods Group	Grain processing, warehouse and distribution
Grace City	North Dakota	Grains and Foods Group	Grain processing, warehouse and distribution
Ipswich (Lease)(5)	South Dakota	Grains and Foods Group	Grain storage
Chelmsford (Lease)(6)	Massachusetts	Ingredients Group	Ingredients Group former head office and development center
Louisville (Lease)(7)	Kentucky	Ingredients Group	Fiber processing
Cedar Rapids	Iowa	Ingredients Group	Fiber processing
Cambridge	Minnesota	Ingredients Group	Fiber processing
Cambridge (Lease)(8)	Minnesota	Ingredients Group	Storage
Fosston	Minnesota	Ingredients Group	Ingredient processing
Galesburg	Illinois	Ingredients Group	Ingredient processing
South Gate (Lease)(9)	California	Ingredients Group	Fruit ingredient processing, warehouse and distribution
Santa Cruz (Lease)(10)	California	Consumer Products Group/International Foods Group	Sales and administrative office
San Bernardino (Lease)(11)	California	Consumer Products Group	Beverage processing, warehouse and distribution
Allentown (Lease)(12)	Pennsylvania	Consumer Products Group	Flexible re-sealable pouch processing and distribution
Brampton (Lease)(13)	Ontario	Consumer Products Group	Fruit snack sales and administrative office
Omak (Lease)(14)	Washington	Consumer Products Group	Fruit snack processing, warehouse and distribution
Carson City (Lease)(15)	Nevada	Consumer Products Group	Nutrition bar processing, warehouse and distribution

SUNOPTA INC.	31	December 29, 2012 10-K

Location	State/Province/ Country	Group/Sub Group	Facility Description
Summerland (Lease)(16)	British Columbia	Consumer Products Group	Administrative office
Buena Park (Lease)(17)	California	Consumer Products Group	Frozen fruit processing, warehouse and distribution
Cerritos (lease)(18)	California	Consumer Products Group	Sales and administration office
Amsterdam (Lease)(19)	The Netherlands	International Foods Group	Sales and administrative office
Dalian (Lease)(20)	China	International Foods Group	Grain processing
Shanghai (Lease)(21)	China	International Foods Group	Sales office
Addis Ababa (Monthly)	Ethiopia	International Foods Group	Coffee processing and warehouse
Humera (Lease)(22)	Ethiopia	International Foods Group	Grain processing, warehouse and storage
Middenmeer (Lease)(23)	The Netherlands	International Foods Group	Cocoa processing (under construction)
Silistra	Bulgaria	International Foods Group	Grain processing (acquired December 31, 2012)

1	Leases have an expiry date of December 2020.	2	Lease has an expiry date of May 2019.
3	Lease has an expiry date of October 2017.	4	Lease has an expiry date of November 2023.
5	Lease has an expiry date of October 2015.	6	Lease has an expiry date of September 2013.
7	Lease has an expiry date of December 2019.	8	Lease has expiry date of January 2015.
9	Lease has an expiry date of June 2015.	10	Lease has an expiry date of December 2016.
11	Lease has an expiry date of February 2015.	12	Lease has an expiry date of April 2016.
13	Lease has an expiry date of November 2017.	14	Lease has an expiry date of May 2017.
15	Lease has an expiry date of December 2015.	16	Lease has an expiry date of December 2016.
17	Lease has an expiry date of May 2015.	18	Lease has an expiry date of August 2015.
19	Lease has an expiry date of October 2022.	20	Lease has an expiry date of August 2013.
21	Lease has an expiry date of August 2013.	22	Lease has an expiry date of November 2013.
23	Lease has an expiry date of December 2017.

Opta Minerals

Opta Minerals operates from the following major locations, which are owned unless otherwise noted.

Location	State/Province/ Country	Group	Description
Waterdown	Ontario	Opta Minerals	Group head office, processing and distribution
Brantford (Lease)(1)	Ontario	Opta Minerals	Distribution and packing center
Bruno de Guigues	Quebec	Opta Minerals	Specialty sands processing
New Orleans (Lease)(2)	Louisiana	Opta Minerals	Abrasives processing and distribution
Norfolk	Virginia	Opta Minerals	Abrasives processing and distribution
Keeseville	New York	Opta Minerals	Garnet processing and distribution
Baltimore (Lease)(3)	Maryland	Opta Minerals	Abrasives processing
Hardeeville	South Carolina	Opta Minerals	Abrasives processing
Laval (Lease)(4)	Quebec	Opta Minerals	Minerals processing
Walkerton	Indiana	Opta Minerals	Minerals processing
Kosice (Lease)(5)	Slovakia	Opta Minerals	Minerals processing
Milan	Michigan	Opta Minerals	Minerals processing
Freeport (Lease)(6)	Texas	Opta Minerals	Abrasives processing
Tampa (Lease)(7)	Florida	Opta Minerals	Abrasives processing
Romans-sur-Isere	France	Opta Minerals	Minerals processing
Elyria (Lease)(8)	Ohio	Opta Minerals	Minerals processing
Regina	Saskatchewan	Opta Minerals	Minerals processing
Fernwood	Idaho	Opta Minerals	Mining and abrasives processing
Coeur d’Alene (Lease)(9)	Idaho	Opta Minerals	Manufacturing, assembly, distribution and offices

SUNOPTA INC.	32	December 29, 2012 10-K

Location	State/Province/ Country	Group	Description
Ermsleben	Germany	Opta Minerals	Abrasives processing
Rodermark (Lease)(10)	Germany	Opta Minerals	Offices

1	Lease has an expiry date of April 2015.	2	Lease has an expiry date of December 2013.
3	Lease has an expiry date of December 2013.	4	Lease has an expiry date of February 2017.
5	Lease is month to month.	6	Lease has an expiry date of March 2014.
7	Lease has an expiry date of January 2014.	8	Lease has an expiry date of January 2014.
9	Lease has an expiry date of September 2018.	10	Lease has an expiry date of September 2013.

Executive Offices

Our executive head office is located at 2838 Bovaird Drive West, Brampton, Ontario, a property we own.

Item 3. Legal Proceedings

Colorado Sun Oil Processors, LLC Dispute

Colorado Mills, LLC (“Colorado Mills”) and SunOpta Grains and Foods Inc. (formally Sunrich LLC, herein “Grains and Foods”), a wholly-owned subsidiary of the Company, organized a joint venture through Colorado Sun Oil Processing LLC. The purpose of the joint venture was to construct and operate a vegetable oil refinery adjacent to Colorado Mills’ sunflower seed crush plant located in Lamar, Colorado. During the relationship, disputes arose between the parties concerning management of the joint venture, record-keeping practices, certain unauthorized expenses incurred on behalf of the joint venture by Colorado Mills, procurement of crude oil by Sunrich from Colorado Mills for processing at the joint venture refinery, and the contract price of crude oil offered for sale under an output term of the joint venture agreement.

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

A separate arbitration proceeding occurred between Grains and Foods and Colorado Mills to resolve direct claims each party asserted against the other. The case was arbitrated during the week of August 8, 2011 and proposed findings were filed on September 13, 2011. On January 4, 2012 the arbitrator entered an award denying Grains and Foods’ claims and awarding Colorado Mills $4,816 for its breach of contract claim and $430 for accrued interest. The Company subsequently filed a motion to vacate the arbitration award on March 30, 2012 in Prowers County District Court. Colorado Mills filed a response on April 20, 2012. The Company filed a reply on April 27, 2012. The Prowers County District Court denied the Company’s motion and entered judgment on the arbitration award on July 6, 2012 in the amount of $4,816. On July 13, 2012, the Company bonded the judgment in the amount of $6,875, or approximately 125% of the judgment amount, to stay execution of the judgment pending the Company’s filing of an appeal to the Colorado Court of Appeals. On August 20, 2012, the Company appealed the judgment to the Colorado Court of Appeals. Oral Argument for the appeal has not yet been scheduled. Although management believes the claims asserted by Colorado Mills are baseless, that the arbitrator committed prejudicial error, and that vacatur of the award is warranted, management cannot predict whether the prospect of an unfavorable outcome in this matter is probable. As of December 29, 2012 and December 31, 2011, the Company accrued the full value of the award, together with accrued interest, pending the outcome of post-arbitration judicial proceedings.

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of certain other legal proceedings, see Note 20 of our Consolidated Financial Statements included elsewhere in this report.

Item 4. Mine Safety Disclosures

None.

SUNOPTA INC.	33	December 29, 2012 10-K

Executive Officers of the Registrant

The following is information concerning our executive officers and other significant officers as of the date of this report:

Name	Position with Company
Steven Bromley	Director and Chief Executive Officer
Robert McKeracher	Vice President and Chief Financial Officer
Hendrik Jacobs	President and Chief Operating Officer
John Ruelle	Chief Administrative Officer and Senior Vice President of Corporate Development and Secretary
Allan Routh	Director, SunOpta Inc. and President, Grains and Foods Group

Steven Bromley (Age 53) serves as Chief Executive Officer and a Director of the Company. Mr. Bromley joined the Company in June 2001, was appointed President in January 2005, and subsequently Chief Executive Officer in February 2007. Mr. Bromley was appointed to the Board of Directors of SunOpta on January 26, 2007. From June 2001 through September 2003, Mr. Bromley served as the Company’s Executive Vice President and Chief Financial Officer. Mr. Bromley was subsequently appointed as Chief Operating Officer and held this role until his appointment as Chief Executive Officer. In August 2012, Mr. Bromley relinquished the Presidency to Hendrik Jacobs, who joined SunOpta as President and Chief Operating Officer. Prior to joining the Company, Mr. Bromley spent over 13 years in the Canadian dairy industry in a wide range of financial and operational roles with both Natrel Inc. and Ault Foods Limited. From 1997 to 1999 he served on the Board of Directors of Natrel Inc. Mr. Bromley is a Director of most of the Company’s subsidiaries, and since July 2004 has served on the Board of Directors of Opta Minerals which is approximately 66.1% owned by SunOpta.

Robert McKeracher (Age 36) serves as Vice President and Chief Financial Officer of the Company overseeing all financial reporting, compliance and corporate treasury activities. He previously served as Vice President of Financial Reporting for SunOpta from June 2008 until October 2011, and as Director of Financial Reporting from August 2007 to June 2008. Prior to joining the Company, Mr. McKeracher was the Manager of Business Planning and Treasury at Magna Entertainment Corp. from May 2003 to August 2007, after spending four years in public accounting in the assurance and business advisory practice at PriceWaterhouseCoopers LLP. Mr. McKeracher is a Chartered Accountant and holds a Bachelor of Commerce degree from The University of Toronto. In the past five years, Mr. McKeracher has not served on any reporting issuer’s Board of Directors.

Hendrik Jacobs (Age 52) joined the Company in August 2012 as President and Chief Operating Officer. Mr. Jacobs brings over 20 years of international sales, marketing, innovation, strategic development and general management experience to this role. Over the previous 11 years Mr. Jacobs held a number of progressively responsible positions with Tetra Pak, the world’s leading supplier of equipment and materials for the processing and packaging of liquid food products, with revenues of approximately $12 billion in 165 markets worldwide. In his last position with Tetra Pak, Mr. Jacobs served as Cluster Vice President for North Europe with responsibility for the United Kingdom, Ireland, Scandinavia and the Baltic States. Prior to this role, he served as Managing Director Benelux with responsibility for the Netherlands, Belgium and Luxemburg, as Vice President of Strategy and Planning with responsibility for setting long term technology and product development strategies, and as Vice President of Sales for TetraPak USA. Prior to joining Tetra Pak Mr. Jacobs held a number of international sales, marketing and general management positions with PepsiCo, Royal Dutch Ahold and the Coca-Cola Company. Mr. Jacobs holds a Masters of Business Administration degree from the American Graduate School of International Management and a Bachelor of Business Administration from Oregon State University. In the past five years, Mr. Jacobs has not served on any reporting issuer’s Board of Directors.

John Ruelle (Age 43) serves as Chief Administrative Officer and Senior Vice President of Corporate Development and Secretary. Mr. Ruelle was appointed to this position in January 2013. From October 2011 to January 2013, Mr. Ruelle served as Vice President and Chief Administrative Officer. Mr. Ruelle joined SunOpta in November 2007 as Vice President of Finance and Administration and Chief Financial Officer of the SunOpta Grains and Foods Group, the largest operating division of SunOpta. Mr. Ruelle brought over 15 years of progressive food industry senior leadership experience with a focus on building foundational structures to achieve aggressive revenue and profitably growth through driving talent management, business processes and strategy linkage. Prior to joining SunOpta, Mr. Ruelle was Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Corporate Secretary for Restaurant Technologies, Inc. where he was co-founder and managed over 30 Greenfield start-ups. Earlier in his career he held various financial and operational roles with LaserMaster Technologies and was a Certified Public Accountant with Larson Allen, LLP. Mr. Ruelle has a Bachelor of Science degree from St. John’s University. In the past five years, Mr. Ruelle has not served on any reporting issuer’s Board of Directors.

SUNOPTA INC.	34	December 29, 2012 10-K

Allan Routh (Age 62) was elected to the Board of Directors in September 1999. Mr. Routh is President of the Company’s Grains and Foods Group and prior to March 2003 was President and Chief Executive Officer of the SunRich Food Group, Inc., a wholly-owned subsidiary of the Company. Mr. Routh has been involved in the natural and organic food industry and soy industry organizations since 1984. In the past five years, Mr. Routh has not served on any other reporting issuer’s Board of Directors.

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

	NASDAQ		TSX
	High	Low	High	Low
	($)	($)	(Cdn $)	(Cdn $)
Fiscal 2012
First Quarter	5.56	4.13	5.52	4.21
Second Quarter	6.20	5.32	6.30	5.32
Third Quarter	6.71	4.86	6.55	4.92
Fourth Quarter	6.60	5.27	6.50	5.35
Fiscal 2011
First Quarter	8.53	6.20	8.44	6.10
Second Quarter	8.58	6.50	8.39	6.37
Third Quarter	7.12	4.63	6.85	4.51
Fourth Quarter	5.80	4.40	5.95	4.70

As of December 29, 2012, we had approximately 639 shareholders of record. We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements and financial condition, requirements of the financial agreements to which we are then a party and other factors considered relevant by our Board of Directors. Additionally, the terms of our existing credit facilities restrict our ability to pay dividends to shareholders. The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

SUNOPTA INC.	35	December 29, 2012 10-K

Equity Compensation Plan Information

The following table provides information as of December 29, 2012 with respect to our common shares that may be issued under existing equity compensation plans.

Number of
Securities
Remaining
	Number of		Available for
	Securities to be	Weighted-	Future Issuance
	Issued Upon	Average Exercise	Under Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plan (Excluding
	Options,	Options,	Securities
	Warrants, and	Warrants and	Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock option plan	3,687,500	$5.46	1,704,541
Employee stock purchase plan	N/A	N/A	1,443,986
Warrants(1)	850,000	4.56	-
Total	4,537,500	$5.29	3,148,527

(1)

Effective August 7, 2012, we registered 850,000 of our common shares for issuance upon the exercise of outstanding warrants that were previously issued in connection with services provided under the terms of an advisory services agreement dated January 22, 2010.

SUNOPTA INC.	36	December 29, 2012 10-K

Shareholder Return Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of SunOpta under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the five-year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period which commenced December 31, 2007.

	2007	2008	2009	2010	2011	2012
SunOpta Inc.	100.00	11.76	25.17	58.58	36.10	41.87
Nasdaq Industrial Index	100.00	54.62	80.21	100.25	99.52	116.71
S&P/TSX Composite	100.00	64.97	84.91	97.18	86.42	89.03

Assumes that $100.00 was invested in our common shares and in each Index on December 31, 2007.

SUNOPTA INC.	37	December 29, 2012 10-K

Item 6. Selected Financial Data

We have completed a number of acquisitions and divestitures over the five fiscal periods presented below. For a listing of the acquisitions completed by SunOpta Foods and Opta Minerals, refer to Part I, Item 1 of this report entitled “Business”. In addition, the pro forma revenues, pro forma earnings (loss) attributable to SunOpta Inc., and pro forma basic and diluted earnings (loss) per share are presented in Note 2 of the Consolidated Financial Statements contained in Item 8 of this report.

The following information for fiscal years 2012, 2011 and 2010 has been summarized from our Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes to fully understand the factors that may affect the comparability of the information presented below.

	2012(1), (2)	2011(1), (3)	2010(1),(4)	2009(1)	2008(1),(5)
	$	$	$	$	$

Revenues	1,091,064	1,019,871	831,677	753,224	796,774
Earnings (loss) from continuing operations	22,968	16,230(6)	16,635(7)	(4,308)(8)	(15,099)(9)
Basic earnings (loss) per share from continuing operations	0.35	0.25	0.26	(0.07)	(0.23)
Diluted earnings (loss) per share from continuing operations	0.34	0.24	0.25	(0.07)	(0.23)

Total assets	707,310	631,503	609,300	551,290	581,047
Bank indebtedness	131,061	109,718	75,910	63,481	67,164
Long-term debt (including current portion)	58,198	52,264	64,732	87,189	111,527
Long-term liabilities (including current portion)	7,015	6,581	7,089	3,443	6,379

Exchange rates(10)
Closing	0.9965	1.0170	0.9946	1.0510	1.2180
Average	1.0000	0.9900	1.0300	1.1415	1.0660

(1)	Reflects the reclassification of the revenues and expenses of Purity Life Natural Health Products (sold June 2012) to discontinued operations.

(2)	Includes the results of operations of WGI Heavy Metals, Incorporated (acquired August 2012) and Babco Industrial Corp. (acquired February 2012) from the respective dates of acquisition.

(3)	Includes the results of operations of Inland RC, LLC (acquired November 2011) and Lorton’s Fresh Squeezed Juices, Inc. (acquired August 2011) from the respective dates of acquisition.

(4)	Includes the results of operations of Edner of Nevada, Inc. (acquired December 2010) and Dahlgren & Company, Inc. (acquired November 2010) from the respective dates of acquisition.

(5)	Includes the results of operations of The Organic Corporation B.V. (acquired April 2008) from the date of acquisition.

(6)	Includes a charge for the impairment of long-lived assets of $358 and a gain on sale of assets of $2,872.

(7)	Includes a charge for the impairment of long-lived assets of $7,549.

(8)	Includes a charge for the impairment of goodwill of $8,841.

(9)	Includes a charge for the impairment of goodwill of $10,154.

(10)	Represents the rate of exchange for the U.S. dollar, expressed in Canadian dollars, based on the Bank of Canada exchange rates.

SUNOPTA INC.	38	December 29, 2012 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section provides analysis of our operations and financial position for the fiscal period ended December 29, 2012 and includes information available to March 6, 2013, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report.

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

Unless otherwise noted herein, all dollar amounts in this MD&A are expressed in thousands of U.S. dollars, except per share amounts.

Overview

We operate in the following two industry segments:

  SunOpta Foods, which accounted for approximately 88% of fiscal 2012 revenues, sources, processes, packages and markets a wide range of natural, organic and specialty raw materials, ingredients and packaged food products, with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food products; and

  Opta Minerals, which accounted for approximately 12% of fiscal 2012 revenues,processes, distributes and recycles industrial minerals, silica-free abrasives, and specialty sands for use in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries.

For a more detailed description of our operating groups and their businesses, please see the “Business” section at Item 1 of the Form 10-K.

Segment Realignment and Rationalization Efforts

In February 2012, we undertook a process to streamline the operations and organizational structure of SunOpta Foods in order to drive efficiencies and better align product innovation and commercial activities. During the first quarter of 2012, operating segments within SunOpta Foods were re-aligned according to the type of customers and markets served, rather than by product groupings. As a result, the former Fruit Group was eliminated and a new Consumer Products Group was created to focus on non-grains based consumer packaged goods. The Consumer Products Group is comprised of the Frozen Foods and Healthy Snacks operations which were part of the former Fruit Group, and the Food Solutions operations which were formerly part of the International Foods Group. The Fruit Ingredient operation of the former Fruit Group was merged with the existing Ingredients Group. Following this realignment and the divestiture of Purity Life Natural Health Products (“Purity”) (as described below under “Business Development”), the International Foods Group comprises solely our international sourcing and supply operations (Tradin Organic). The Grains and Foods Group remained unchanged.

SUNOPTA INC.	39	December 29, 2012 10-K

SunOpta Foods currently consists of four operating segments: the Grains and Foods Group, the Ingredients Group, the Consumer Products Group, and the International Foods Group. The segmented operations information provided in this MD&A for the current and comparative periods reflects these realigned operating segments.

In hand with these efforts, we also announced the rationalization of a number of operations and functions which resulted in a reduction of approximately 6% of our salaried workforce. Once fully implemented, and after approximately $500 in severance charges, this rationalization reduced annual costs by approximately $3,000 before tax. In addition, we have recently taken steps towards the closure of the Chelmsford, Massachusetts office of the Ingredients Group, which involves the relocation of certain back-office functions to our U.S. corporate office located in Edina, Minnesota. We expect that this office closure will result in annualized savings of approximately $1,200 once fully implemented. The costs associated with the closure and relocation are not expected to be material.

Business Development

Cocoa Processing Facility

The International Foods Group is constructing a cocoa processing facility in Middenmeer, the Netherlands, which will specialize in the processing of organic and fair trade certified cocoa beans into derivatives, such as organic cocoa powder, butter, and liquor. All cocoa beans processed at this facility are expected to be sourced internally through Tradin Organic. The facility will provide needed capacity to accommodate our organic and specialty cocoa business that is currently processed by third parties. We expect the facility will be operational in the third quarter of 2013. Once fully commissioned, it will employ approximately 30 personnel and have an annual processing capacity of approximately 9,000 metric tons of raw cocoa.

Bulgarian Processing Operation

On December 31, 2012, we acquired a grains handling and processing facility operated as the Organic Land Corporation OOD (“OLC”) and located in Silistra, Bulgaria. The purchase price was €3,200, plus an earn-out based on pre-determined earnings targets over a three-year period. We have been sourcing non-genetically modified (“non-GMO”) sunflower kernel from OLC since late 2011. The facility is located near a protected and chemical free agricultural area, which produces organic products including sunflower, flax seed, corn, barley, and soybeans. This acquisition diversifies our non-GMO and organic sunflower processing operations and should allow us to expand our capabilities into other organic products grown in the region. The Bulgarian processing operation is included in the International Foods Group.

Pouch Filling Operation

In September 2012, we completed the commissioning of two flexible re-sealable pouch filling lines at a new facility located in Allentown, Pennsylvania. As the first two lines are expected to reach capacity through committed long-term contracts, we have initiated expansion plans to install an additional two pouch filling lines at the Allentown facility, which we expect to be operational in the third quarter of 2013. We entered the flexible, re-sealable pouch business in late 2011 with the installation of two pouch filling lines at a third-party production facility in California. The flexible re-sealable pouch is applicable to a wide range of product categories including natural and organic fruit and vegetable snacks, apple sauces, tomato products, baby food, yogurts, toppings and beverages.

WGI Heavy Minerals, Incorporated

In August 2012, Opta Minerals paid $14,098 in cash to acquire approximately 94% of the outstanding common shares of WGI Heavy Metals, Incorporated (“WGI”). In November 2012, Opta Minerals completed the acquisition of the remaining outstanding common shares of WGI for cash consideration of $870. WGI’s principal business is the processing and sale of industrial abrasive minerals, and the sourcing, assembly and sale of ultra-high pressure water jet cutting machine replacement parts and components. This acquisition complemented Opta Minerals’ existing product portfolio and expands product line offerings to new and existing customers.

SUNOPTA INC.	40	December 29, 2012 10-K

Babco Industrial Corp.

In February 2012, Opta Minerals acquired all of the outstanding common shares of Babco Industrial Corp. (“Babco”) located in Regina, Saskatchewan for cash at closing of $17,530 plus contingent consideration based on the achievement of certain earnings targets over the next five years. Babco is an industrial processor of petroleum coke. This acquisition complemented Opta Minerals’ existing product portfolio and provides for additional product line offerings to new and existing customers in the region.

Inland RC, LLC

In November 2011, Opta Minerals acquired the members’ interest in Inland RC, LLC, (“Inland”) a manufacturer of pre-cast refractory shapes, injection lances and electric furnace deltas for cash consideration of $658 plus contingent consideration based on the achievement of certain financial targets. Inland’s business is complementary with current Opta Minerals product offerings and has capacity for growth and significant synergy opportunities.

Lorton’s Fresh Squeezed Juices, Inc.

In August 2011, we completed the acquisition of the assets and business of Lorton’s Fresh Squeezed Juices, Inc. (“Lorton’s”) for cash consideration of $2,500, plus potential additional consideration pursuant to an earn-out based on pre-determined earnings targets over a four-year period. Lorton’s is an integrated producer of a variety of citrus based products in both industrial and packaged formats. This acquisition expanded our integrated operations into the extracting, processing and packaging of citrus-based ingredients through consumer packaged products, and provided increased capacity for future growth and expansion. Lorton’s operations are included in the Consumer Products Group.

Edner of Nevada, Inc.

In December 2010, we completed the acquisition of the assets and business of Edner of Nevada, Inc. (“Edner”) for cash consideration of $4,000, plus an earn-out based on pre-determined revenue targets over a five-year period. Edner produces a wide variety of nutritious portable foods such as nutrition bars and grains-based snack bars serving the fast growing wholesome and convenient healthy snacks category from its 104,000 square foot facility, located in Carson City, Nevada. Edner’s operations are included in the Consumer Products Group.

Dahlgren & Company Inc.

In November 2010, we completed the acquisition of Dahlgren & Company Inc. (“Dahlgren”) for cash consideration of $46,303, plus an earn-out based on pre-determined earnings targets over a two-year period. Dahlgren is an integrated processor and global supplier of confection sunflower seed products including in-shell and kernel products, roasted sunflower and soy nuts, bird food, hybrid seed and other products. Dahlgren serves customers in the U.S. and Canada, as well as Europe, Asia, Australia and South America. Dahlgren’s operations are included in the Grains and Foods Group.

Strategic Divestitures

Purity Life Natural Health Products

On June 5, 2012, we completed the sale of Purity, our Canadian natural health products distribution business, for cash consideration of $13,443 (Cdn $14,000) at closing, plus up to approximately $672 (Cdn $700) if Purity achieves certain earnings targets during the one-year period following the closing date. We will not recognize the contingent consideration until realized. The divestiture of Purity completed our exit from all non-core distribution businesses. The operating results of Purity have been reclassified to discontinued operations. Purity was formerly part of the International Foods Group.

Colorado Sun Oil Processing LLC

In August 2011, we disposed of our interest in the Colorado Sun Oil Processing LLC (“CSOP”) joint venture to Colorado Mills, LLC (“Colorado Mills”) pursuant to the outcome of related bankruptcy proceedings. The operating results of CSOP have been reclassified to discontinued operations, which included a pre-tax charge of $5,246 in the fourth quarter of 2011 related to an arbitration ruling in favor of Colorado Mills in respect of the joint venture agreement, as well as legal fees and interest costs incurred in connection with the ongoing arbitration proceedings (see note 20 to the interim consolidated financial statements). CSOP was part of the Grains and Foods Group.

SUNOPTA INC.	41	December 29, 2012 10-K

Frozen Fruit Processing Assets

In June 2011, we completed the sale of land and buildings in Irapuato, Mexico to parties related to Fruvemex Mexicali, S.A. de C.V. (“Fruvemex”). In addition, in April 2011, we sold our frozen fruit processing assets in Rosarito and Irapuato, Mexico to Fruvemex. As part of this transaction we entered into a strategic raw material supply agreement with Fruvemex. These assets were included in the former Fruit Group. Aggregate consideration related to these transactions amounted to $5,650. In May 2011, the former Fruit Group also completed the sale of frozen fruit processing equipment located in Salinas, California for cash consideration of $1,773.

SunOpta BioProcess Inc.

In August 2010, we completed the sale of SunOpta BioProcess Inc. (“SunOpta BioProcess”) to Mascoma Canada Inc., a wholly owned subsidiary of Mascoma Corporation (“Mascoma”), in exchange for a combination of preferred shares, common shares and warrants of Mascoma valued at $50,925, with a net value of $33,345 after settling the preferred share liability with former SunOpta BioProcess shareholders. The combination of the two companies brought together SunOpta BioProcess’ fiber preparation and pretreatment technology with Mascoma’s consolidated bioprocessing technology, to create a company with comprehensive capabilities for converting non-food cellulose (wood chips, energy crops and organic solid waste) into ethanol and high value co-products. SunOpta BioProcess represented the former SunOpta BioProcess operating segment, which was eliminated with this sale.

Canadian Food Distribution

In June 2010, we completed the sale of our Canadian Food Distribution assets to UNFI Canada, Inc., a wholly-owned subsidiary of United Natural Foods, Inc., for cash consideration of $65,809 (Cdn $68,000). The divestiture of the Canadian Food Distribution assets was an important step in our strategy to focus on our core food manufacturing platform. The Canadian Food Distribution assets formed part of the former Distribution Group operating segment, which was eliminated with this sale.

Commodity Prices

Commodity prices for corn and soybeans rose significantly over the course of fiscal 2012, as a consequence of supply shortfalls due to crop failures following the worst drought conditions experienced in North America in many years. Although the overall 2012 crop is of fair to average yield and quality, we anticipate that we will be able to maintain adequate supply for our value-added consumer packaged and ingredients businesses, as we source primarily from northern growing regions that were not as severely impacted by the extreme heat and lack of rain experienced in the southern regions of the U.S. In addition, through our global sourcing platform we expect to minimize any shortfalls in supply for our lower-margin commodity grain and feed sales. With respect to pricing, our contractual relationships with customers for consumer packaged and ingredients products, as well as commodity grain and feed sales, typically allow us to increase our prices to recover increased costs of supply. As a result, we do not anticipate that fiscal 2012 weather-related supply shortfalls and commodity price inflation will have a material negative impact to our results of operations for fiscal 2013.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require us to exercise our judgment and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. We continually evaluate the information that forms the basis of our estimates and assumptions as our business and the business environment generally changes. The use of estimates is pervasive throughout our financial statements. The following are the accounting estimates which we believe to be most important to our business.

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

SUNOPTA INC.	42	December 29, 2012 10-K

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

Inventory

Inventory is our largest current asset and consists primarily of raw materials and finished goods held for sale. Inventories are valued at the lower of cost, valued on a weighted-average cost basis, or estimated net realizable value except for certain grain inventories that are carried at market value. In order to determine the value of inventory at the balance sheet date, we evaluate a number of factors to determine the adequacy of provisions for inventory. These factors include the age of inventory, the amount of inventory held by type, future demand for products, and the expected future selling price we expect to realize by selling the inventory. Our estimates are judgmental in nature and are made at a point in time, using available information, expected business plans, and expected market conditions. As a result, the actual amount received on sale could differ from our estimated value of inventory. We perform a review of our inventory by reporting unit and product line on a quarterly basis. Note 6 of the Consolidated Financial Statements provides an analysis of the movements in the inventory reserve.

Grower Advances

Prepaid and other current assets include advances to growers required to secure future delivery of product. An allowance against realizing these advances is recorded when it is determined that we will not recover the advances, due to default on scheduled repayment terms, or general economic and market conditions. Advances to growers are typically made at the start of the growing season. We monitor these advances for adherence to agreed upon terms, assess the status of the crops being grown, and evaluate general economic and market conditions in order to determine if the collection of the advance is at risk.

Intangible Assets

We evaluate amortizable intangible assets acquired through business combinations for impairment annually, and more frequently if events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, such as the loss of a significant customer; current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, such as the introduction of a competing product that results in a significant loss of market share; and a current expectation that, more likely than not, an intangible asset will be disposed of before the end of its previously estimated useful life, such as a plan to exit a product line or business in the near term.

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

There was no indication of impairment of intangible assets based on the evaluation done for fiscal 2012. In fiscal 2011, we recorded an impairment charge of $6,025 related to write-down of intangible assets of Purity, which amount has been reclassified to discontinued operations as a result of the divestiture of Purity, and $270 related to intangible assets of our frozen foods operation. In fiscal 2010, we recorded an intangible asset impairment charge of $454 related to sale of our fruit processing operations in Mexico and California, as well as a charge of $2,355 in connection with the closure of our brokerage operation in Chicago Illinois.

SUNOPTA INC.	43	December 29, 2012 10-K

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level.

Reporting units are operating segments or components of operating segments for which discrete financial information is available. To evaluate goodwill, the fair value of each reporting unit is compared to its carrying value. Where the carrying value is greater than the fair value, the implied fair value of the reporting unit goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of the reporting unit with any remainder being allocated to goodwill. The implied fair value of the reporting unit goodwill is then compared to the carrying value of that goodwill to determine whether an impairment loss exists. Any impairment loss is recognized in earnings.

We measure the fair value of reporting units using discounted cash flows. Because the business is assumed to continue in perpetuity, the discounted cash flows include a terminal value. The first year or base year in the calculation of the discounted cash flow model is based on actual results in each component, adjusted for unusual and non-recurring items. Future years’ cash flows to perpetuity are forecasted based on projected revenue growth, and our planned business strategies in future periods that would impact actual cash flows reported in the base year. Examples of planned strategies would include a plant or line expansion at an existing facility, a reduction of working capital at a specific location, and price increases or cost reductions within the reporting unit. The revenue growth and planned business strategies for future periods incorporated into the discounted cash flow model reflect our long-term view of the market. The discount rate is based on a reporting unit’s targeted weighted-average cost of capital, which is not necessarily the same as our weighted-average cost of capital. These assumptions are subject to change and are impacted by our ability to achieve our forecasts and by economic conditions that may impact future results and result in projections not being attained. Each year we re-evaluate the assumptions used to reflect changes in the business environment.

There was no indication of goodwill impairment based on the testing done for fiscal years 2012 and 2011. In fiscal 2010, we recorded an impairment charge of $1,654 related to goodwill of the former Natural Health Products reporting unit, which amount has been reclassified to discontinued operations as a result of the divestiture of Purity. Note 9 of the Consolidated Financial Statements provides a summary of the critical assumptions used in the fiscal 2010 annual impairment test.

Acquisitions

Business acquisitions are accounted for by the acquisition method of accounting. Under this method, the purchase price is allocated to the assets acquired and the liabilities assumed based on the fair value at the time of the acquisition. Any excess purchase price over the fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill. The assumptions and estimates with respect to determining the fair value of intangible assets acquired generally requires the most judgment, and include estimates of future profitability, and/or customer and supplier based attrition, income tax rates and discount rates. Changes in any of the assumptions or estimates used in determining the fair value of the acquired assets and liabilities assumed could impact the amounts assigned to assets, liabilities and goodwill in the purchase price allocation. Future net earnings can be affected as a result of changes in these estimates resulting in an asset or goodwill impairment. In addition, amortization periods are subjective based on expected useful lives and chosen rates. We determine the useful lives of intangible assets based on a number of factors, such as legal, regulatory, or contractual provisions that may limit useful life, and we consider the effects of obsolescence, anticipated demand, existence or absence of competition, and other economic factors on useful life. Note 2 of the Consolidated Financial Statements provide information with respect to businesses acquired and note 9 outlines annual amortization expense relating to these intangibles.

Some acquisitions involve contingent consideration to be potentially paid based on the achievement of specified future financial targets by the acquiree. Acquisition-related contingent consideration is initially recognized as a liability at estimated fair value and re-measured each reporting period with changes in the estimated fair value recognized in earnings. These estimates of fair value involve uncertainties as they include assumptions about the likelihood of achieving the specified financial targets, projections of future financial performance, and assumed discount rates. A change in any of these assumptions could produce a different fair value, which could impact the amounts assigned to assets and liabilities in the purchase price allocation, or the amounts recognized in earnings to reflect subsequent changes in the carrying value of the liability. Note 4 of the Consolidated Financial Statements includes disclosures regarding the estimated fair value of contingent consideration.

SUNOPTA INC.	44	December 29, 2012 10-K

Contingencies

We make estimates for payments that are contingent on the outcome of uncertain future events. These contingencies include accrued but unpaid bonuses, tax-related matters, and claims arising in connection with legal proceedings. In establishing our estimates, we consider historical experience with similar contingencies and the progress of each contingency, as well as the recommendations of internal and external advisors and legal counsel. We re-evaluate all contingencies as additional information becomes available; however, given the inherent uncertainties, the ultimate amount paid could differ from our estimates.

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

In making an estimate of our income tax liability, we first assess which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on our balance sheet. We also estimate the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. This judgment is based on forecasted results in the jurisdiction and certain tax planning strategies and as a result actual results may differ from forecasts. We assess the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied, the number of years based on management’s estimate it will take to use the tax assets and any other special circumstances. If different judgments had been used, our income tax liability could have been different from the amount recorded. In addition, the taxing authorities of those jurisdictions upon audit may not agree with our assessment. Note 15 of the Consolidated Financial Statements provides an analysis of the changes in the valuation allowance and the components of our deferred tax assets.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could differ from our accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Stock-Based Compensation

We maintain a stock option plan under which incentive stock options may be granted to employees and non-employee directors. At each grant date, we are required to estimate a number of inputs, such as the estimated life of the option, future stock price volatility, and the forfeiture rate used in the Black-Scholes option-pricing model to determine a fair value for the options granted to employees or non-employee directors. Prior to fiscal 2012, the expected life and forfeiture rate of a stock option was based on historical exercise and forfeiture patterns; however, the expected life of stock options granted in fiscal 2012 was determined using the simplified method, as we changed the term of our stock option grants from six years to 10 years and, as a result, our historical exercise data no longer provided a reasonable basis upon which to estimate expected life. Future stock price volatility is based on historical volatility of our common shares over the expected life of the stock option. Once determined at the grant date, the fair value of the stock option award is recorded over the vesting period of the options granted. Refer to note 13 of the Consolidated Financial Statements for disclosure of the inputs used to determine the fair value of stock-based compensation.

SUNOPTA INC.	45	December 29, 2012 10-K

Results of Fiscal 2012 Operations Compared With Results of Fiscal 2011 Operations

	December 29, 2012	December 31, 2011	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	964,413	926,751	37,662	4.1%
Opta Minerals	126,651	93,120	33,531	36.0%
Total Revenue	1,091,064	1,019,871	71,193	7.0%

Gross Profit
SunOpta Foods	107,032	100,498	6,534	6.5%
Opta Minerals	26,705	20,746	5,959	28.7%
Total Gross Profit	133,737	121,244	12,493	10.3%

Segment Operating Income (Loss)(1)
SunOpta Foods	42,911	34,958	7,953	22.8%
Opta Minerals	10,062	7,577	2,485	32.8%
Corporate Services	(6,001)	(8,766)	2,765	31.5%
Total Segment Operating Income	46,972	33,769	13,203	39.1%

Other expense (income), net	2,194	(2,832)	5,026	177.5%
Earnings from continuing operations before the following	44,778	36,601	8,177	22.3%
Interest expense, net	9,333	8,839	494	5.6%
Provision for income taxes	10,934	9,896	1,038	10.5%
Earnings from continuing operations	24,511	17,866	6,645	37.2%
Earnings attributable to non-controlling interests	1,543	1,636	(93)	-5.7%
Earnings (loss) from discontinued operations, net of taxes	448	(11,005)	11,453	104.1%
Gain on sale of discontinued operations, net of taxes	808	71	737	1038.0%

Earnings attributable to SunOpta Inc.	24,224	5,296	18,928	357.4%

(1)	When assessing the financial performance of our operating segments, we use an internal measure of operating income that excludes other income/expense items determined in accordance with U.S. GAAP. This measure is the basis on which management, including the Chief Executive Officer, assesses the underlying performance of our operating segments. We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our core operating performance. However, the non-GAAP measure of operating income should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. The following table presents a reconciliation of segment operating income (loss) to “earnings (loss) from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	46	December 29, 2012 10-K

	Grains		Consumer	International
	and Foods	Ingredients	Products	Foods	SunOpta	Opta	Corporate	Consol-
	Group	Group	Group	Group	Foods	Minerals	Services	idated
December 29, 2012	$	$	$	$	$	$	$	$
Segment operating income (loss)	32,796	3,464	(982)	7,633	42,911	10,062	(6,001)	46,972
Other income (expense), net	348	(248)	(131)	-	(31)	(1,175)	(988)	(2,194)
Earnings (loss) from continuing operations before the following	33,144	3,216	(1,113)	7,633	42,880	8,887	(6,989)	44,778

December 31, 2011
Segment operating income (loss)	22,813	7,083	(3,978)	9,040	34,958	7,577	(8,766)	33,769
Other income (expense), net	114	(54)	2,887	-	2,947	-	(115)	2,832
Earnings (loss) from continuing operations before the following	22,927	7,029	(1,091)	9,040	37,905	7,577	(8,881)	36,601

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

Revenues for the year ended December 29, 2012 increased by 7.0% to $1,091,064 from $1,019,871 for the year ended December 31, 2011. Revenues in SunOpta Foods increased by 4.1% to $964,413 and revenues in Opta Minerals increased by 36.0% to $126,651. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 6% on a consolidated basis. Contributing to the increase in revenues within SunOpta Foods were higher sales volumes of value-added aseptic beverages and other consumer packaged goods, and strong demand and higher pricing for corn and organic feed products due to the effects of the North American drought. Those factors were partially offset by lower revenues in our European ingredients operation due to economic uncertainty and a weaker euro relative to the U.S. dollar, as well as lower volumes and pricing for fiber and fruit ingredient products. At Opta Minerals, the increase in revenues primarily reflected the incremental revenues of Babco and WGI, which were acquired in fiscal 2012.

Gross profit increased $12,493, or 10.3%, to $133,737 for the year ended December 29, 2012, compared with $121,244 for the year ended December 31, 2011. As a percentage of revenues, gross profit for the year ended December 29, 2012 was 12.3% compared to 11.9% for the year ended December 31, 2011, an increase of 0.4% . The increase in gross profit percentage reflected the strong growth in higher-margin aseptic and consumer packaged goods categories and reduced losses on export sales of sunflower kernels, as well as the positive impact of product rationalization efforts at our frozen foods operation. In addition, we generated stronger margins on sales of corn and organic feedstuffs as a result of higher pricing and favorable costing relating to inventory carried over from 2011. Negatively impacting gross profit percentage for the year ended December 29, 2012 were reduced efficiencies in the Ingredients Group due to lower production volumes; unfavorable product mix and higher production costs at our healthy snacks operation; and operating losses at our juice extraction and packaging operation. In addition, we incurred pre-production costs of $1,270 in fiscal 2012, related to the new Allentown pouch filling operation that was fully commissioned in September 2012.

Total segment operating income for the year ended December 29, 2012 increased by $13,203, or 39.1%, to $46,972, compared with $33,769 for the year ended December 31, 2011. As a percentage of revenue, segment operating income was 4.3% for the year ended December 29, 2012, compared with 3.3% for the year ended December 31, 2011. The increase in segment operating income at SunOpta Foods reflected the improved performance of the aseptic beverages and grains-based businesses including sunflower, and gross margin and cost structure improvements at our frozen foods operation, partially offset by declines in the Ingredients Group and healthy snacks operation. The increase in segment operating income at Opta Minerals primarily reflected the incremental contribution from Babco and WGI, partially offset by a $945 bad debt provision recorded in the second quarter of 2012, related to the bankruptcy filing of a large steel products customer. Also contributing to the increase in segment operating income were lower employee compensation-related costs, as a result of rationalization efforts undertaken in the first quarter of 2012 to streamline operations and improve efficiencies within SunOpta Foods, and the favorable impact of foreign exchange movements for the Canadian dollar and euro relative to the U.S. dollar.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

SUNOPTA INC.	47	December 29, 2012 10-K

Other expense for the year ended December 29, 2012 of $2,194 included accrued severance of $795 payable to a former executive officer and other employee severances of $500 related to our rationalization efforts, as well as transaction and rationalization costs incurred by Opta Minerals in connection with the acquisitions of WGI and Babco. Other income of $2,832 for the year ended December 31, 2011 included a $2,872 gain on the sale of frozen food assets located in Mexico.

The increase in interest expense of $494 to $9,333 for the year ended December 29, 2012, compared with $8,839 for the year ended December 31, 2011, reflected an increase in long-term debt at Opta Minerals in connection with the WGI and Babco acquisitions.

The provision for income tax for the year ended December 29, 2012 was $10,934, or 30.8% of earnings before taxes, compared with $9,896, or 35.6% of earnings before taxes, for the year ended December 31, 2011. The reduction in the effective tax rate reflected the impacts of changes in enacted tax rates and the realizability of deferred tax assets recognized in fiscal 2012.

Earnings from continuing operations for the year ended December 29, 2012 were $24,511, as compared to $17,866 for the year ended December 31, 2011, an increase of $6,645 or 37.2% . Diluted earnings per share from continuing operations were $0.34 for the year ended December 29, 2012, compared with $0.24 for the year ended December 31, 2011.

Earnings attributable to non-controlling interests for the year ended December 29, 2012 were $1,543, compared with earnings of $1,636 for the year ended December 31, 2011. The $93 decrease reflected lower earnings in the speciality coffee operation of a less-than-wholly-owned subsidiary, partially offset by an increase in earnings at Opta Minerals, including the incremental contribution from Babco.

Earnings from discontinued operations, net of income taxes, of $448 for the year ended December 29, 2012 reflected the results of operations of Purity, as well as proceeds of $333 received on final settlement of the CSOP bankruptcy proceedings with Colorado Mills, partially offset by legal fees and interest costs incurred relating to the CSOP arbitration proceedings. In addition, we recognized a gain on sale of Purity of $808 in fiscal 2012. Loss from discontinued operations, net of income taxes, of $11,005 for the year ended December 31, 2011 reflected losses from the operations of Purity and CSOP, including the $5,246 pre-tax charge related to the arbitration ruling in favor of Colorado Mills, partially offset by a gain on sale of CSOP to Colorado Mills of $71.

On a consolidated basis, we realized earnings of $24,224 (diluted earnings per share of $0.36) for the year ended December 29, 2012, compared with earnings of $5,296 (diluted earnings per share of $0.08) for the year ended December 31, 2011.

SUNOPTA INC.	48	December 29, 2012 10-K

Segmented Operations Information

SunOpta Foods
For the year ended	December 29, 2012	December 31, 2011	Change	% Change

Revenue	964,413	926,751	37,662	4.1%
Gross Margin	107,032	100,498	6,534	6.5%
Gross Margin %	11.1%	10.8%		0.3%

Operating Income	42,911	34,958	7,953	22.8%
Operating Income %	4.4%	3.8%		0.6%

SunOpta Foods contributed $964,413 or 88.4% of consolidated revenue for the year ended December 29, 2012 compared to $926,751 or 90.9% of consolidated revenues for the year ended December 31, 2011, an increase of $37,662. Revenues in SunOpta Foods increased 4.1% compared to the year ended December 29, 2012. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 5% in SunOpta Foods, driven by strong growth in consumer packaged food product categories, offset by decreased volumes of fiber and fruit ingredients, and lower demand in Europe. The table below explains the increase in revenue by group for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenue for the year ended December 31, 2011	$926,751
Increase in the Grains and Foods Group	45,464
Decrease in the Ingredients Group	(8,530)
Increase in the Consumer Products Group	15,783
Decrease in the International Foods Group	(15,055)
Revenue for the year ended December 29, 2012	$964,413

Gross margin in SunOpta Foods increased by $6,534 for the year ended December 29, 2012 to $107,032, or 11.1% of revenues, compared to $100,498, or 10.8% of revenues for the year ended December 31, 2011. The table below explains the increase in gross margin by group:

SunOpta Foods Gross Margin Changes
Gross Margin for the year ended December 31, 2011	$100,498
Increase in the Grains and Foods Group	10,643
Decrease in the Ingredients Group	(4,353)
Increase in the Consumer Products Group	2,948
Decrease in the International Foods Group	(2,704)
Gross Margin for the year ended December 29, 2012	$107,032

SUNOPTA INC.	49	December 29, 2012 10-K

Operating income in SunOpta Foods increased by $7,953 for the year ended December 29, 2012 to $42,911 or 4.4% of revenues, compared to $34,958 or 3.8% of revenues for the year ended December 31, 2011. The table below explains the increase in operating income:

SunOpta Foods Operating Income Changes
Operating Income for the year ended December 31, 2011	$34,958
Increase in gross margin, as noted above	6,534
Increase in foreign exchange gains	8
Decrease in selling, general and administrative (“SG&A”) costs	1,411
Operating Income for the year ended December 29, 2012	$42,911

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains and Foods Group	December 29, 2012	December 31, 2011	Change	% Change

Revenue	524,659	479,195	45,464	9.5%
Gross Margin	56,642	45,999	10,643	23.1%
Gross Margin %	10.8%	9.6%		1.2%

Operating Income	32,796	22,813	9,983	43.8%
Operating Income %	6.3%	4.8%		1.5%

The Grains and Foods Group contributed $524,659 in revenues for the year ended December 29, 2012, compared to $479,195 for the year ended December 31, 2011, a $45,464 or 9.5% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenue for the year ended December 31, 2011	$479,195
Increased volume and improved pricing for organic grains and commodity corn, as well as improved pricing on commodity soy, partially offset by lower volume of commodity soy	25,610
Increased volume and higher pricing on aseptically packaged beverages	22,149
Transfer of dairy blended food ingredient business from the Ingredients Group	5,036
Increased volume for sunflower kernel products, partially offset by lower pricing	4,594
Increased pricing of sunflower planting seeds sold into international markets, partially offset by lower volume	1,120
Lower volume of grain-based food ingredients, partially offset by improved pricing	(6,989)
Lower volume of in-shell sunflower products due to softness in international markets, as well as reduced pricing on bird feed, partially offset by improved in-shell pricing and an increase in bird feed volume	(6,056)
Revenue for the year ended December 29, 2012	$524,659

Gross margin in the Grains and Foods Group increased by $10,643 to $56,642 for the year ended December 29, 2012 compared to $45,999 for the year ended December 31, 2011, and the gross margin percentage increased by 1.2% to 10.8% . The increase in gross margin as a percentage of revenue was primarily due to increased production efficiencies at our aseptic processing and packaging facilities, higher volume and improved pricing on organic grains and commodity corn, improved pricing on commodity soy and sunflower kernel, as well as improved margins on specialty oil contracts that negatively impacted margins in the prior year. The table below explains the increase in gross margin:

SUNOPTA INC.	50	December 29, 2012 10-K

Grains and Foods Group Gross Margin Changes
Gross Margin for the year ended December 31, 2011	$45,999
Higher volume and improved pricing on aseptically packaged beverages combined with plant efficiencies due to increased volumes	4,429
Higher volume and improved pricing on organic grains and commodity corn, partially offset by lower volume and compressed margins due to higher cost commodity soy	4,350
Improved pricing on sunflower kernel and lower volume of export bakery kernel products that were sold at a loss in the prior year, partially offset by lower by-product contribution due to lower pricing and higher costs	1,115
Lower volume of specialty oils that were sold at a loss in the prior year, combined with improved pricing on other food ingredients, partially offset by lower food ingredient volume	749
Gross Margin for the year ended December 29, 2012	$56,642

Operating income in the Grains and Foods Group increased by $9,983 or 43.8% to $32,796 for the year ended December 29, 2012, compared to $22,813 for the year ended December 31, 2011. The table below explains the increase in operating income:

Grains and Foods Group Operating Income Changes
Operating Income for the year ended December 31, 2011	$22,813
Increase in gross margin, as explained above	10,643
Lower spending on professional fees, and consulting, utility and insurance costs, partially offset by increased compensation costs	422
Decrease in foreign exchange gains	(610)
Increase in corporate cost allocations	(472)
Operating Income for the year ended December 29, 2012	$32,796

Looking forward, we believe the Grains and Foods Group is well positioned in growing natural and organic food categories. We expect the aseptic processing and packaging expansion at our U.S. west coast facility to continue to enhance our capacity to manufacture aseptic soy and alternative beverages. We also intend to focus our efforts on growing our identity preserved, non-genetically modified (“non-GMO”) and organic grains business, expanding revenues from natural and organic grains based ingredients and continuing to focus on value-added ingredient and packaged product offerings. We intend to pursue internal growth and acquisition opportunities that are aligned with the Group’s core vertically integrated grain business model. Additionally, the international expansion of our sales base via strategic relationships for procurement of product is expected to drive incremental sales volume. Our long-term target for the Grains and Foods Group is to achieve a segment operating margin of 6% to 8% which assumes we are able to secure a consistent quantity and quality of grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	51	December 29, 2012 10-K

Ingredients Group	December 29, 2012	December 31, 2011	Change	% Change

Revenue	82,544	91,074	(8,530)	-9.4%
Gross Margin	13,098	17,451	(4,353)	-24.9%
Gross Margin %	15.9%	19.2%		-3.3%

Operating Income	3,464	7,083	(3,619)	-51.1%
Operating Income %	4.2%	7.8%		-3.6%

The Ingredients Group contributed $82,544 in revenues for the year ended December 29, 2012, compared to $91,074 for the year ended December 31, 2011, an $8,530 or 9.4% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes
Revenue for the year ended December 31, 2011	$91,074
Decrease in customer demand for oat and soy fiber ingredients, as well as fruit ingredient products to the food service and industrial channels	(5,528)
Transfer of non-dairy blended food ingredient business to the Grains and Foods Group	(5,036)
Decrease in fiber volumes due to a loss of a significant customer in the first quarter of 2011	(1,160)
Improved pricing for industrial and food service fruit ingredients, partially offset by reduced fiber pricing due to competitive pressures	1,777
Increase in customer demand for starches and other blended food ingredients	1,417
Revenue for the year ended December 29, 2012	$82,544

Gross margin in the Ingredients Group decreased by $4,353 to $13,098 for the year ended December 29, 2012 compared to $17,451 for the year ended December 31, 2011, and the gross margin percentage decreased by 3.3% to 15.9% . The decrease in gross margin as a percentage of revenue was due to higher raw material input costs, pricing pressures, and fiber plant inefficiencies due to lower utilization. Partially offsetting these margin rate decreases were improved efficiencies on higher production levels of starches and other blended food ingredients, as certain facilities were idled in the prior year. The table below explains the decrease in gross margin:

Ingredients Group Gross Margin Changes
Gross Margin for the year ended December 31, 2011	$17,451
Lower volume of fiber and fruit ingredient offerings and reduced efficiencies resulting from lower production volumes, combined with an increase in input costs including organic sugar and oat and soy hulls	(4,357)
Loss of a significant customer in the first quarter of 2011 and reduced fiber pricing	(700)
Increased customer demand for starches and improved efficiencies on higher production of starches and other blended food ingredients, partially offset by lower pricing on other blended food ingredients	704
Gross Margin for the year ended December 29, 2012	$13,098

SUNOPTA INC.	52	December 29, 2012 10-K

Operating income in the Ingredients Group decreased by $3,619, or 51.1%, to $3,464 for the year ended December 29, 2012, compared to $7,083 for the year ended December 31, 2011. The table below explains the decrease in operating income:

Ingredients Group Operating Income Changes
Operating Income for the year ended December 31, 2011	$7,083
Decrease in gross margin, as explained above	(4,353)
Increase in selling costs related to the exploration of sales opportunities in international markets, partially offset by a decrease in research and development costs related to new product offerings combined with a decrease in general office spending	(110)
Decrease in compensation costs, primarily due to headcount rationalization that occurred in the first quarter of 2012	564
Decrease in corporate cost allocations	280
Operating Income for the year ended December 29, 2012	$3,464

Looking forward, we intend to concentrate on growing the Ingredients Group’s fiber, fruit and specialty ingredients portfolio and customer base through product and process innovation and diversification. We are focused on replacing the volume lost early in 2011 as a result of a significant customer changing to an alternative fiber product. We intend to continue to introduce alternative fiber offerings of our own and have recently introduced both rice and cellulose fibers. We also expect our new aseptic fruit ingredient line at our Southgate, California facility to expand our packaging capabilities and drive incremental volumes and cost savings. The focus of the Ingredients Group continues to revolve around a culture of innovation and continuous improvement, to further increase capacity utilization, reduce costs, and sustain margins. Our long-term target for the Ingredients Group is to realize segment operating margins of 12% to 15%. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs, increased competition, loss of key customers, an inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	53	December 29, 2012 10-K

Consumer Products Group	December 29, 2012	December 31, 2011	Change	% Change

Revenue	181,022	165,239	15,783	9.6%
Gross Margin	14,284	11,336	2,948	26.0%
Gross Margin %	7.9%	6.9%		1.0%

Operating Loss	(982)	(3,978)	2,996	75.3%
Operating Loss %	-0.5%	-2.4%		1.9%

The Consumer Products Group contributed $181,022 in revenues for the year ended December 29, 2012, compared to $165,239 for the year ended December 31, 2011, a $15,783 or 9.6% increase. The table below explains the increase in revenue:

Consumer Products Group Revenue Changes
Revenue for the year ended December 31, 2011	$165,239
Increased sales primarily from the launch of our flexible pouch filling lines on the U.S. west coast in the fourth quarter of 2011, as well as on the U.S. east coast in the third quarter of 2012	17,529
Higher sales of healthy snacks led by increased demand for nutrition bar offerings	7,162
Incremental revenue due to the acquisition of Lorton’s on August 8, 2011	2,675
Decreased volume due to rationalization of industrial and food service product lines in our frozen foods operation, partially offset by higher volumes on retail offerings	(11,583)
Revenue for the year ended December 29, 2012	$181,022

Gross margins in the Consumer Products Group increased by $2,948 to $14,284 for the year ended December 29, 2012 compared to $11,336 for the year ended December 31, 2011, and the gross margin percentage increased by 1.0% to 7.9% . The increase in gross margin as a percentage of revenue was due to decreased storage and inventory rationalization costs at Frozen Foods, offset by negative contributions from Lorton’s, pre-production costs related to our Allentown pouch filling operation, and higher production costs at our healthy snacks facilities. The table below explains the increase in gross margin:

Consumer Products Group Gross Margin Changes
Gross Margin for the year ended December 31, 2011	$11,336
Higher volume and margin realized on retail format frozen food sales and decreased inventory rationalization and storage costs as a result of lower inventory levels	8,509
Increased margin due primarily to sales of flexible pouch offerings, offset partially by margin declines in other consumer packaged categories	1,047
Higher production costs as a result of plant inefficiencies and increased raw material costs at our healthy snacks	(3,182)
Incremental gross margin loss at Lorton’s due to plant inefficiencies, transition costs and a product withdrawal	(2,156)
Facility start-up costs related to the expansion of consumer packaged processing capabilities on the U.S. east coast	(1,270)
Gross Margin for the year ended December 29, 2012	$14,284

SUNOPTA INC.	54	December 29, 2012 10-K

Operating loss in the Consumer Products Group decreased by $2,996, or 75.3%, to a loss of $982 for the year ended December 29, 2012, compared to a loss of $3,978 for the year ended December 31, 2011. The table below explains the decrease in operating loss:

Consumer Products Group Operating Loss Changes
Operating Loss for the year ended December 31, 2011	($3,978)
Increase in gross margin, as explained above	2,948
SG&A savings primarily due to reduced headcount at Frozen Foods and lower short-term incentives	825
Lower professional fees, travel and other office expenses	479
Incremental SG&A expenses from the acquisition of Lorton’s	(674)
Increase in corporate cost allocations	(582)
Operating Loss for the year ended December 29, 2012	($982)

Looking forward, we expect improvements in margins and operating income from the Consumer Products Group through the growth of our Food Solutions and Healthy Snacks operations, and from a streamlined and focused Frozen Foods operation. We remain customer focused and continue to explore new ways to bring value-added product offerings and processes to market. We intend to continue to expand our operating platform into the processing and manufacturing of products in order to enhance value to our customer base, while at the same time improving efficiencies and throughput at existing operations. Recently, these efforts have included the installation of two flexible re-sealable pouch filling lines on the U.S. west coast, which commenced operations during 2011, and the installation of two more flexible pouch filling lines at Allentown, which commenced operations in September 2012. We intend to continue to expand these capabilities with two more flexible pouch filling lines at Allentown, increasing our total filling capacity to approximately 150 million pouches by the third quarter of 2013. Continued new product development and innovation in Healthy Snacks combined with increasing demand for portable nutritious fruit offerings are expected to drive growth in this business. Long term we are targeting 8% to 10% operating margins from the Consumer Products Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	55	December 29, 2012 10-K

International Foods Group

For the year ended	December 29, 2012	December 31, 2011	Change	% Change

Revenue	176,188	191,243	(15,055)	-7.9%
Gross Margin	23,008	25,712	(2,704)	-10.5%
Gross Margin %	13.1%	13.4%		-0.3%

Operating Income	7,633	9,040	(1,407)	-15.6%
Operating Income %	4.3%	4.7%		-0.4%

The International Foods Group contributed $176,188 in revenues for the year ended December 29, 2012, compared to $191,243 for the year ended December 31, 2011, a $15,055 or a 7.9% decrease. The table below explains the decrease in revenue:

International Foods Group Revenue Changes
Revenue for the year ended December 31, 2011	$191,243
Unfavorable impact on revenues due to the weaker euro relative to the U.S. dollar	(15,015)
Lower volumes of organic commodities including coffee, cocoa, fruits, seeds, sesame and feed ingredients, primarily due to a weaker European economy	(5,643)
Increased commodity prices for organic commodities including sweeteners, nuts and fruits	5,603
Revenue for the year ended December 29, 2012	$176,188

Gross margins in the International Foods Group decreased by $2,704 to $23,008 for the year ended December 29, 2012 compared to $25,712 for the year ended December 31, 2011, and the gross margin percentage decreased by 0.3% to 13.1% . Gross margin as a percentage of revenues was lower due to unfavorable margins realized on coffee, partially offset by improved margins on sweeteners. The table below explains the decrease in gross margin:

International Foods Group Gross Margin Changes
Gross Margin for the year ended December 31, 2011	$25,712
Unfavorable impact on gross margin due to the weaker euro relative to the U.S. dollar	(1,951)
Lower margins realized on coffee due to declining market prices combined with reduced sales volumes of other organic ingredients, partially offset by favorable margins on sweeteners due to a carryover of inventory from 2011 at favorable prices	(753)
Gross Margin for the year ended December 29, 2012	$23,008

SUNOPTA INC.	56	December 29, 2012 10-K

Operating income in the International Foods Group decreased by $1,407, or 15.6%, to $7,633 for the year ended December 29, 2012, compared to earnings of $9,040 for the year ended December 31, 2011. The table below explains the decrease in operating income:

International Foods Group Operating Income Changes
Operating Income for the year ended December 31, 2011	$9,040
Decrease in gross margin, as explained above	(2,704)
Increase in corporate cost allocations	(430)
Favorable impact on euro borne SG&A spending due to the weaker euro relative to the U.S. dollar	1,152
Increased foreign exchange gains	503
Reduced SG&A expenses primarily due to lower short-term incentive, partially offset by higher headcount	72
Operating Income for the year ended December 29, 2012	$7,633

Looking forward, the International Foods Group is focused on leveraging its sourcing, supply and processing expertise to grow its portfolio of organic ingredients. Long-term group operating margins are targeted at 5% to 6% of revenues, which are expected to be achieved through a combination of strategic sourcing, pricing and product development strategies. We intend to leverage the Group’s sourcing and supply capabilities and forward and backward integrate where opportunities exist, expanding our processing expertise and increasing our value-added capabilities. In addition, we expect our new cocoa processing facility to be located in the Netherlands will increase our ability to grow our organic and specialty cocoa business, once commissioned in the third quarter of 2013. The Group also added an integrated grains handling and processing facility in Bulgaria in early fiscal 2013, which is expected to diversify and expand our sourcing and processing capabilities in this region. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable fluctuations in foreign exchange, reduced demand for natural and organic ingredients, increased competition, delayed synergies, as well as our inability to realize our particular strategic expansion goals, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	57	December 29, 2012 10-K

Opta Minerals	December 29, 2012	December 31, 2011	Change	% Change

Revenue	126,651	93,120	33,531	36.0%
Gross Margin	26,705	20,746	5,959	28.7%
Gross Margin %	21.1%	22.3%		-1.2%

Operating Income	10,062	7,577	2,485	32.8%
Operating Income %	7.9%	8.1%		-0.2%

Opta Minerals contributed $126,651 in revenues for the year ended December 29, 2012, compared to $93,120 for the year ended December 31, 2011, a $33,531 or 36.0% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenue for the year ended December 31, 2011	$93,120
Incremental revenue due to the acquisitions of WGI on August 29, 2012, Babco on February 10, 2012 and Inland on November 10, 2011	23,680
Increased volumes of mill and foundry products as a result of increased demand for magnesium, chromite and lime blends, partially offset by a slowdown in the steel industry	6,132
Increased volumes of abrasive and other industrial mineral products and services	3,719
Revenue for the year ended December 29, 2012	$126,651

Gross margin for Opta Minerals increased by $5,959 to $26,705 for the year ended December 29, 2012 compared to $20,746 for the year ended December 31, 2011, and the gross margin percentage decreased by 1.2% to 21.1% . The decrease in gross margin as a percentage of revenue was driven by changes to product mix, an increase in plant costs and higher labor costs related to higher sales volume. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the year ended December 31, 2011	$20,746
Incremental gross margin due to the acquisitions of WGI, Babco and Inland	6,400
Margin impact of higher sales volume of abrasive and other industrial mineral products combined with lower plant costs	632
Unfavourable gross margin impact due to the sales mix of mill and foundry products	(1,073)
Gross Margin for the year ended December 29, 2012	$26,705

SUNOPTA INC.	58	December 29, 2012 10-K

Operating income for Opta Minerals increased by $2,485, or 32.8%, to $10,062 for the year ended December 29, 2012, compared to $7,577 for the year ended December 31, 2011. The table below explains the increase in operating income:

Opta Minerals Operating Income Changes
Operating Income for the year ended December 31, 2011	$7,577
Increase in gross margin, as explained above	5,959
Increase in foreign exchange gains	490
Incremental SG&A due to the acquisitions of WGI, Babco and Inland	(2,703)
Increased bad debt expense due mainly to the bankruptcy of a steel products customer in the second quarter of 2012	(979)
Increase in professional fees and other SG&A expenses, to support continued growth of the business	(282)
Operating Income for the year ended December 29, 2012	$10,062

Opta Minerals continues to develop and introduce new products into the marketplace, and is focused on leveraging the global platform that has been put in place both to drive these new products and to improve efficiencies. Opta Minerals continues to expand in core North American and European markets through a combination of internal growth and successfully integrating strategic acquisitions. We own 66.1% of Opta Minerals and segment operating income is presented prior to non-controlling interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdowns in the economy, or delays in bringing new products and operations completely online, along with the other factors described above under “Forward-Looking Statements,” could have an adverse impact on these forward-looking expectations.

Corporate Services	December 29, 2012	December 31, 2011	Change	% Change
Operating Loss	(6,001)	(8,766)	2,765	31.5%

Operating loss at Corporate Services decreased by $2,765 to $6,001 for the year ended December 29, 2012, from a loss of $8,766 for the year ended December 31, 2011. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating Loss for the year ended December 31, 2011	($8,766)
Increase in foreign exchange gains	1,798
Increase in corporate management fees that are allocated to SunOpta operating groups	1,214
Decrease in SG&A costs due to the weakened Canadian dollar causing Canadian borne expenses to be less costly when translated to U.S. dollar, as well as lower general office spending	161
Increase in stock based compensation , partially offset by headcount rationalizations that occurred in the first quarter of 2012 and lower short-term incentive accruals	(408)
Operating Loss for the year ended December 29, 2012	($6,001)

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

SUNOPTA INC.	59	December 29, 2012 10-K

Results of Fiscal 2011 Operations Compared With Results of Fiscal 2010 Operations

	December 31, 2011	January 1, 2011	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	926,751	750,809	175,942	23.4%
Opta Minerals	93,120	80,868	12,252	15.2%
Total Revenue	1,019,871	831,677	188,194	22.6%

Gross Profit
SunOpta Foods	100,498	109,465	(8,967)	-8.2%
Opta Minerals	20,746	20,037	709	3.5%
Total Gross Profit	121,244	129,502	(8,258)	-6.4%

Segment Operating Income (Loss)(1)
SunOpta Foods	34,958	49,549	(14,591)	-29.4%
Opta Minerals	7,577	7,753	(176)	-2.3%
Corporate Services	(8,766)	(12,118)	3,352	27.7%
Total Segment Operating Income	33,769	45,184	(11,415)	-25.3%

Other (income) expense, net	(2,832)	10,309	(13,141)	-127.5%

Earnings from continuing operations before the following	36,601	34,875	1,726	4.9%
Interest expense, net	8,839	9,749	(910)	-9.3%
Provision for income taxes	9,896	7,123	2,773	38.9%
Earnings from continuing operations	17,866	18,003	(137)	-0.8%
Earnings attributable to non-controlling interests	1,636	1,368	268	19.6%
Loss from discontinued operations, net of taxes	(11,005)	(18,519)	7,514	40.6%
Gain on sale of discontinued operations, net of taxes	71	62,950	(62,879)	-99.9%
Earnings attributable to SunOpta Inc.	5,296	61,066	(55,770)	-91.3%

(1)

The following table presents a reconciliation of segment operating income (loss) to “earnings (loss) from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to note (1) to the “Results of Fiscal 2012 Operations Compared With Results of Fiscal 2011 Operations” table regarding the use of non-GAAP measures).

SUNOPTA INC.	60	December 29, 2012 10-K

	Grains		Consumer	International
	and Foods	Ingredients	Products	Foods	SunOpta	Opta	Corporate	Consol-
	Group	Group	Group	Group	Foods	Minerals	Services	idated
	$	$	$	$	$	$	$	$
December 31, 2011
Segment operating income (loss)	22,813	7,083	(3,978)	9,040	34,958	7,577	(8,766)	33,769
Other income (expense), net	114	(54)	2,887	-	2,947	-	(115)	2,832
Earnings (loss) from continuing operations before the following	22,927	7,029	(1,091)	9,040	37,905	7,577	(8,881)	36,601

January 1, 2011
Segment operating income (loss)	28,003	18,870	(1,302)	3,978	49,549	7,753	(12,118)	45,184
Other expense, net	(118)	(163)	(9,153)	-	(9,434)	(435)	(440)	(10,309)
Earnings (loss) from continuing operations before the following	27,885	18,707	(10,455)	3,978	40,115	7,318	(12,558)	34,875

Revenues for the year ended December 31, 2011 increased by 22.6% to $1,019,871 from $831,677 for the year ended January 1, 2011. Revenues in SunOpta Foods increased by 23.4% to $926,751 and revenues in Opta Minerals increased by 15.2% to $93,120. Excluding the impact of acquisitions made late in fiscal 2010 and in the third quarter of 2011, revenues increased 13.1% compared to the prior year. The acquisitions of Dahlgren, Edner and Lorton’s added incremental revenues of $80,921. The underlying base growth rate for the business was approximately 8% after accounting for changes including movements in foreign exchange and commodity prices. The increase in revenue was due primarily to the changes in sales volume and pricing described below in “Segmented Operations Information”.

Gross profit decreased $8,258, or 6.4%, for the year ended December 31, 2011 to $121,244 from $129,502 for the year ended January 1, 2011. As a percentage of revenues, gross profit for the year ended December 31, 2011 was 11.9% compared to 15.6% for the year ended January 1, 2011, a decrease of 3.7% . Within SunOpta Foods, gross profit was negatively impacted by decreased demand and unfavorable commodity prices in our sunflower operations, due mainly to competition in the international marketplace. In addition, volume declines at our frozen foods operation, and fiber and fruit ingredients operations all contributed to the decline in gross profit compared to the prior year. Partially offsetting these negative impacts were a combination of higher volumes and improved efficiencies at our aseptic, healthy snacks and international foods operations. In addition, the acquisitions of Dahlgren, Edner and Lorton’s contributed incremental gross profit of $3,280.

SG&A costs including intangible asset amortization decreased $354 to $86,237 for the year ended December 31, 2011 compared to $85,883 for the year ended January 1, 2011. The acquisitions of Dahlgren, Edner and Lorton’s added an incremental $4,176 of SG&A costs, and the stronger Canadian dollar and euro relatively to the U.S. dollar led to a $1,328 increase in foreign denominated SG&A costs compared to the prior year. Excluding these impacts, SG&A spending within our base business decreased $5,150, reflecting lower overall compensation costs due in part to headcount reductions at our frozen foods operation in 2010 and reductions in stock-based compensation, bonuses and professional fees. Offsetting these decreases were headcount increases in our international foods and healthy snacks operations in support of business growth. As a percentage of revenues, SG&A costs and intangible asset amortization costs were 8.5% for the year ended December 31, 2011 compared to 10.3% for the year ended January 1, 2011.

Foreign exchange losses were $1,238 for the year ended December 31, 2011 as compared to gains of $1,565 for the year ended January 1, 2011. The decrease was primarily due to unfavorable exchange rate movements for the Canadian dollar and euro relative to the U.S. dollar.

Total segment operating income for the year ended December 31, 2011 decreased by $11,415 to $33,769 compared to total segment operating income of $45,184 for the year ended January 1, 2011 due to the factors noted above. As a percentage of revenue, total segment operating income was 3.3% for the year ended December 31, 2011, compared to 5.4% for the year ended January 1, 2011. Further details on revenue, gross margins and segment operating income variances are provided below under “Segmented Operations Information”.

Other income for the year ended December 31, 2011 of $2,832 reflected a gain recognized on the sale of frozen foods assets located in Mexico, and a reduction in accrued contingent consideration relating to the acquisition of Dahlgren. Other expense for the year ended January 1, 2011 of $10,309 included long-lived asset impairment and severance charges of $7,549 and $1,169, respectively, primarily related to rationalization efforts at our frozen food operations.

SUNOPTA INC.	61	December 29, 2012 10-K

Interest expense for the year ended December 31, 2011 was $8,839 compared to $9,749 for the year ended January 1, 2011, a $910 decrease. Borrowing costs were lower for the year ended December 31, 2011 due to lower debt levels outstanding on our former real estate and machinery and equipment term loan facilities, a lower base interest rate on borrowed funds as compared to the prior year, and a reduction of non-cash amortization of deferred financing fees, partially offset by higher borrowings on our other credit lines.

Income tax provision for the year ended December 31, 2011 was $9,896 compared to a provision of $7,123 for the year ended January 1, 2011. The increase in income taxes was due to an increase in the valuation allowance in the year ended December 31, 2011 against current year losses that may not be realized in the future, as compared to a decrease in the valuation allowance in the year ended January 1, 2011 due to the Canadian Food Distribution asset sale and the disposition of SunOpta BioProcess. We also recognized the benefit of certain state and federal tax credits in the U.S. in the year ended December 31, 2011, which reduced the income tax provision.

Earnings from continuing operations decreased $137 to $17,866 for the year ended December 31, 2011, compared to $18,003 for the year ended January 1, 2011. Basic and diluted earnings per share from continuing operations were $0.25 and $0.24, respectively, for the year ended December 31, 2011, compared to $0.26 and $0.25, respectively, for the year ended January 1, 2011.

Earnings attributable to non-controlling interest for the year ended December 31, 2011 were $1,636 compared to earnings of $1,368 for the year ended January 1, 2011. The $268 increase is due to higher net earnings in our less than wholly-owned subsidiaries.

Losses from discontinued operations, net of income taxes of $11,005 for the year ended December 31, 2011 reflects the results of operations from Purity and CSOP, including the pre-tax arbitration charge of $5,246. Loss from discontinued operations, net of income taxes for the year ended January 1, 2011, reflect the results of operations from the Canadian Food Distribution business and SunOpta BioProcess.

A gain on the sale of discontinued operations of $71 was realized on the disposal of our interest in CSOP. Gain on sale of discontinued operations, net of taxes of $62,950 for the year ended January 1, 2011 represented the gains realized on the sale of the Canadian Food Distribution assets and the disposition of SunOpta BioProcess.

On a consolidated basis, earnings and basic and diluted earnings per share were $5,296, $0.08 and $0.08, respectively, for the year ended December 31, 2011, compared to $61,066, $0.94 and $0.92, respectively, for the year ended January 1, 2011.

SUNOPTA INC.	62	December 29, 2012 10-K

Adjusted Earnings from Continuing Operations

During the year ended December 31, 2011, we recognized certain charges and gains against earnings that we do not believe are reflective of normal business operations. As a result, we believe it is useful to eliminate these charges and gains to compute an Adjusted earnings from continuing operations(1) amount for the year ended December 31, 2011, which we believe is more reflective of normal business operations.

Following is a calculation of our Adjusted earnings from continuing operations (1) and Adjusted earnings from continuing operations per diluted share (1) for the year ended December 31, 2011:

		Per Diluted
		Share(2)
Earnings attributable to SunOpta Inc.	$5,296	$0.08
Loss from discontinued operations, net of taxes	10,934	0.16
Earnings from continuing operations attributable to SunOpta Inc.	$16,230	$0.24

Adjusted for:
Other severance, rationalization and acquisition-related costs, net of taxes of $424	1,179	0.02
Costs to curtail and retrofit facilities in the Ingredients Group, as well as integration costs at Lorton’s, net of taxes of $1,103	1,952	0.03
Write-down of certain inventory and long-lived assets at our frozen foods operation, offset by gains on sale of Mexican processing assets, net of taxes of $859	1,235	0.02
Costs to fill expeller pressed oil contracts at a loss due to dispute with Colorado Mills, net of taxes of $486	861	0.01
Reduction of fair value of contingent consideration liability for Dahlgren and Edner	(1,235)	(0.02)
Adjusted earnings from continuing operations(1)	$20,222	$0.30

During the year ended December 31, 2011, we incurred severance and rationalization costs as we reduced headcount at certain operations as well as professional, legal and other costs related to our acquisition of Lorton’s and Inland. Due to the loss of a significant customer and new product development efforts in the Ingredients Group, we incurred costs to curtail and retrofit certain of our manufacturing facilities throughout 2011. In addition, we incurred business integration costs related to our acquisition of Lorton’s. As part of our rationalization of our frozen foods operation, we recorded a non-cash write-down on certain inventories where the carrying value was less than net realizable value, and wrote off long-lived assets that could not be recovered through future cash flows. Partially offsetting these rationalization charges was a gain realized on the sale of land, building and processing assets located in Mexico. We also incurred excessive raw material and crushing costs in order to fulfil expeller pressed oil contracts at negative gross margins. Non-cash gains were recorded due to a decrease in the estimated fair value of contingent consideration liabilities owing to the former owners of Dahlgren and Edner, as predetermined targets to achieve the contingent consideration were not attained. We believe that Earnings from continuing operations attributable to SunOpta Inc. is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to Adjusted earnings from continuing operations(1), and that Earnings per share from continuing operations attributable to SunOpta Inc. is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to Adjusted earnings per share from continuing operations(1).

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

(2)	The diluted weighted-average number of shares outstanding for the year ended December 31, 2011 is 66,583,149 (see Note 16 of the Consolidated Financial Statements).

SUNOPTA INC.	63	December 29, 2012 10-K

Segmented Operations Information

SunOpta Foods
For the year ended	December 31, 2011	January 1, 2011	Change	% Change

Revenue	926,751	750,809	175,942	23.4%
Gross Margin	100,498	109,465	(8,967)	-8.2%
Gross Margin %	10.8%	14.6%		-3.8%

Operating Income	34,958	49,549	(14,591)	-29.4%
Operating Income %	3.8%	6.6%		-2.8%

SunOpta Foods contributed $926,751 or 90.9% of consolidated revenue for the year ended December 31, 2011 compared to $750,809 or 90.3% of consolidated revenues for the year ended January 1, 2011, an increase of $175,942. The increase in revenue reflects internal growth of 14.9% and acquisition related revenues of $80,921. Internal growth includes growth on the base business plus growth on acquisitions from the date of acquisition over the previous year in addition to the impact of foreign exchange movements on the translation of foreign denominated revenues to U.S. dollars and commodity related price movements. Excluding the impact of foreign exchange and commodity related price movements, revenue in SunOpta Foods increased approximately 8% over the prior year. The table below explains the increase in revenue by group:

SunOpta Foods Revenue Changes
Revenue for the year ended January 1, 2011	$750,809
Increase in the Grains and Foods Group	114,290
Decrease in the Ingredients Group	(25,455)
Increase in the Consumer Products Group	30,471
Increase in the International Foods Group	56,636
Revenue for the year ended December 31, 2011	$926,751

Gross margin in SunOpta Foods decreased by $8,967 for the year ended December 31, 2011 to $100,498, or 10.8% of revenues, compared to $109,465, or 14.6% of revenues for the year ended January 1, 2011. The table below explains the decrease in gross margin by group:

SunOpta Foods Gross Margin Changes
Gross Margin for the year ended January 1, 2011	$109,465
Decrease in the Grains and Foods Group	(1,102)
Decrease in the Ingredients Group	(13,170)
Decrease in the Consumer Products Group	(3,623)
Increase in the International Foods Group	8,928
Gross Margin for the year ended December 31, 2011	$100,498

SUNOPTA INC.	64	December 29, 2012 10-K

Operating income in SunOpta Foods decreased by $14,591 for the year ended December 31, 2011 to $34,958 or 3.8% of revenues, compared to $49,549 or 6.6% of revenues for the year ended January 1, 2011. The table below explains the decrease in operating income:

SunOpta Foods Operating Income Changes
Operating Income for the year ended January 1, 2011	$49,549
Decrease in gross margin, as noted above	($8,967)
Decrease in foreign exchange gains	(498)
Increase in SG&A costs	(5,126)
Operating Income for the year ended December 31, 2011	$34,958

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

The Grains and Foods Group contributed $479,195 in revenues for the year ended December 31, 2011, compared to $364,905 for the year ended January 1, 2011, an $114,290 or 31.3% increase. The table below explains the increase in revenue:

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

SUNOPTA INC.	65	December 29, 2012 10-K

Grains and Foods Group Gross Margin Changes
Gross Margin for the year ended January 1, 2011	$47,101
Decreased demand for in-shell, bakery kernel and other sunflower products, combined with decreased plant efficiencies and pricing pressure for in-shell and kernel products in international markets, partially offset by improved pricing on bird seed	(6,612)
Increased raw material and crushing costs for specialty sunflower oils	(958)
Incremental gross margin from the acquisition of Dahlgren on November 8, 2010, partially offset by higher cost of raw materials	3,043
Increased customer demand for aseptically packaged soymilk and alternative beverage products, as well as improved plant efficiencies	2,861
Increased volumes of grain-based food ingredients and organic grains, higher margins in our south African operation and improved efficiencies in our roasted grain operation	564
Gross Margin for the year ended December 31, 2011	$45,999

Operating income in the Grains and Foods Group decreased by $5,190 or 18.5% to $22,813 for the year ended December 31, 2011, compared to $28,003 for the year ended January 1, 2011. The table below explains the decrease in operating income:

Grains and Foods Group Operating Income Changes
Operating Income for the year ended January 1, 2011	$28,003
Decrease in gross margin, as explained above	(1,102)
Incremental SG&A from the acquisition of Dahlgren on November 8, 2010	(2,980)
Increased corporate allocations due primarily to Dahlgren acquisition	(1,924)
Decrease in compensation costs, primarily due to lower bonus and benefit costs, combined with lower professional fees, partially offset by higher spending on utilities, insurance and general office costs	377
Higher foreign exchange gains	439
Operating Income for the year ended December 31, 2011	$22,813

SUNOPTA INC.	66	December 29, 2012 10-K

Ingredients Group	December 31, 2011	January 1, 2011	Change	% Change

Revenue	91,074	116,529	(25,455)	-21.8%
Gross Margin	17,451	30,621	(13,170)	-43.0%
Gross Margin %	19.2%	26.3%		-7.1%

Operating Income	7,083	18,870	(11,787)	-62.5%
Operating Income %	7.8%	16.2%		-8.4%

The Ingredients Group contributed $91,074 in revenues for the year ended December 31, 2011, compared to $116,529 for the year ended January 1, 2011, a $25,455 or 21.8% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes
Revenue for the year ended January 1, 2011	$116,529
Lower volume of industrial fruit ingredients due primarily to decreased demand and the loss of a significant customer	(13,448)
Lower customer demand for oat and soy fiber, primarily due to the loss of a significant customer in the first quarter of 2011, as well as pricing reductions due to competitive pressures	(11,541)
Lower customer demand for blended food ingredients, partially offset by improved pricing on dairy blends and bran products, as well as increased customer demand for starches and brans	(346)
Lower volume in contract manufacturing, partially offset by higher pricing	(120)
Revenue for the year ended December 31, 2011	$91,074

Gross margin in the Ingredients Group decreased by $13,170 to $17,451 for the year ended December 31, 2011 compared to $30,621 for the year ended January 1, 2011, and the gross margin percentage decreased by 7.1% to 19.2% . The decrease in gross margin as a percentage of revenue was due to lower customer demand, primarily as a result of the loss of two significant customers, and the resultant decrease in efficiencies from lower production levels. The table below explains the decrease in gross margin:

Ingredients Group Gross Margin Changes
Gross Margin for the year ended January 1, 2011	$30,621
Lower customer demand for oat and soy fiber products and reduced selling prices in response to market pressures, combined with plant inefficiencies due to lower production volumes, increased raw materials and input costs	(7,557)
Reduced volume at our fruit ingredients operation due in part to the loss of a significant customer	(3,765)
Costs associated with the idling of fiber manufacturing facilities during 2011	(1,199)
Decrease in customer demand for blended food ingredients, as well as an increase in raw material costs and lower manufacturing costs absorbed	(522)
Lower contribution due to lower sales volumes on contract manufacturing, partially offset by higher production volumes and costs absorbed	(127)
Gross Margin for the year ended December 31, 2011	$17,451

SUNOPTA INC.	67	December 29, 2012 10-K

Operating income in the Ingredients Group decreased by $11,787, or 62.5%, to $7,083 for the year ended December 31, 2011, compared to $18,870 for the year ended January 1, 2011. The table below explains the decrease in operating income:

Ingredients Group Operating Income Changes
Operating Income for the year ended January 1, 2011	$18,870
Decrease in gross margin, as explained above	(13,170)
Increased spending on research and development projects and higher bad debt expense on a customer bankruptcy, partially offset by lower spending on professional fees	(318)
Decrease in compensation costs, primarily bonus expense	1,165
Reduced consulting and product development costs in our fruit ingredients operation	536
Operating Income for the year ended December 31, 2011	$7,083

Consumer Products Group	December 31, 2011	January 1, 2011	Change	% Change

Revenue	165,239	134,768	30,471	22.6%
Gross Margin	11,336	14,959	(3,623)	-24.2%
Gross Margin %	6.9%	11.1%		-4.2%

Operating Income	(3,978)	(1,302)	(2,676)	-205.5%
Operating Income %	-2.4%	-1.0%		-1.4%

The Consumer Products Group contributed $165,239 in revenues for the year ended December 31, 2011, compared to $134,768 for the year ended January 1, 2011, a $30,471 or 22.6% increase. The table below explains the increase in revenue:

Consumer Products Group Revenue Changes
Revenue for the year ended January 1, 2011	$134,768
Incremental revenue from the acquisition of Edner on December 14, 2010	13,419
Increased volume of consumer packaged products driven primarily by our beverage category including low-calorie lemonade, electrolyte water and orange juice	11,232
Higher volume as a result of new customers, increased demand and improved sales efforts in our healthy snacks operation, partially offset by reduced pricing to drive volume gains	8,128
Incremental revenue due to the acquisition of Lorton’s on August 8, 2011	2,450
Lower volumes of retail, industrial and food service offerings in our frozen foods operation, partially offset by improved pricing on retail offerings	(4,389)
Decrease in brokerage commissions due to lower volume	(369)
Revenue for the year ended December 31, 2011	$165,239

Gross margins in the Consumer Products Group decreased by $3,623 to $11,336 for the year ended December 31, 2011 compared to $14,959 for the year ended January 1, 2011, and the gross margin percentage decreased by 4.2% to 6.9% . The decrease in gross margin as a percentage of revenue was due to the rationalization of legacy industrial format inventory in our frozen foods operation, higher raw material and labor costs in our healthy snacks operation, higher material costs for consumer packaged products, and negative contribution from Lorton’s, slightly offset by lower storage costs from lower inventory levels of frozen product. The table below explains the decrease in gross margin:

SUNOPTA INC.	68	December 29, 2012 10-K

Consumer Products Group Gross Margin Changes
Gross Margin for the year ended January 1, 2011	$14,959
Lower volumes, reduced plant efficiencies, and increased inventory rationalization costs, partially offset by lower storage, freight, and brokerage costs in our frozen foods operation	(6,737)
Lower brokerage volumes and commissions	(413)
Incremental gross margin losses due to the acquisition of Lorton’s on August 8, 2011	(317)
Higher contribution due to increased volumes in our healthy snacks operations	2,051
Increased volume of consumer packaged products primarily in our beverage category	1,239
Incremental gross margin from acquisition of Edner on December 14, 2010	554
Gross Margin for the year ended December 31, 2011	$11,336

Operating loss in the Consumer Products Group increased by $2,676, or 205.5%, to $3,978 for the year ended December 31, 2011, compared to $1,302 for the year ended January 1, 2011. The table below explains the increase in operating loss:

Consumer Products Group Operating Loss Changes
Operating Loss for the year ended January 1, 2011	($1,302)
Decrease in gross margin, as explained above	(3,623)
Incremental SG&A expense from the acquisition of Edner on December 14, 2010	(747)
Incremental SG&A expense from the acquisition of Lorton’s on August 8, 2011	(449)
Decrease in SG&A due to the closure of the brokerage office located in Chicago, Illinois	1,087
Lower compensation costs due to staff reductions in our frozen foods operation, partially offset by increased headcount and bonuses in our healthy snacks operations	1,003
Decrease in other SG&A spending	53
Operating Loss for the year ended December 31, 2011	($3,978)

SUNOPTA INC.	69	December 29, 2012 10-K

International Foods Group

For the year ended	December 31, 2011	January 1, 2011	Change	% Change

Revenue	191,243	134,607	56,636	42.1%
Gross Margin	25,712	16,784	8,928	53.2%
Gross Margin %	13.4%	12.5%		0.9%

Operating Income	9,040	3,978	5,062	127.2%
Operating Income %	4.7%	3.0%		1.7%

The International Foods Group contributed $191,243 in revenues for the year ended December 31, 2011, compared to $134,607 for the year ended January 1, 2011, a $56,636 or a 42.1% increase. The table below explains the increase in revenue:

International Foods Group Revenue Changes
Revenue for the year ended January 1, 2011	$134,607
Higher customer demand for natural and organic commodities such as fruits, vegetables, sweeteners, nuts and coffee beans	39,965
Favorable impact on revenues due to the stronger euro relative to the U.S. dollar	9,774
Increased commodity prices for sweeteners, coffee beans, cocoa, seeds, nuts, fruits and vegetables	6,897
Revenue for the year ended December 31, 2011	$191,243

Gross margins in the International Foods Group increased by $8,928 to $25,712 for the year ended December 31, 2011 compared to $16,784 for the year ended January 1, 2011, and the percentage increased by 0.9% to 13.4% . The margin rate reflected improved commodity pricing for organic ingredients. The table below explains the increase in gross margin:

International Foods Group Gross Margin Changes
Gross Margin for the year ended January 1, 2011	$16,784
Higher volumes and pricing for natural and organic commodities such as fruits, vegetables, sweeteners, nuts and coffee beans	7,446
Favorable impact on margin due to the stronger euro relative to the U.S. dollar	1,482
Gross Margin for the year ended December 31, 2011	$25,712

SUNOPTA INC.	70	December 29, 2012 10-K

Operating income in the International Foods Group increased by $5,062, or 127.2%, to $9,040 for the year ended December 31, 2011, compared to $3,978 for the year ended January 1, 2011. The table below explains the increase in operating income:

International Foods Group Operating Income Changes
Operating Income for the year ended January 1, 2011	$3,978
Increase in gross margin, as explained above	8,928
Higher compensation expense primarily in our European operations	(1,604)
Increased foreign exchange losses	(763)
Unfavorable impact of a stronger euro relative to the U.S. dollar, on foreign denominated SG&A	(759)
Increase in corporate allocations	(740)
Operating Income for the year ended December 31, 2011	$9,040

Opta Minerals	December 31, 2011	January 1, 2011	Change	% Change

Revenue	93,120	80,868	12,252	15.2%
Gross Margin	20,746	20,037	709	3.5%
Gross Margin %	22.3%	24.8%		-2.5%

Operating Income	7,577	7,753	(176)	-2.3%
Operating Income %	8.1%	9.6%		-1.5%

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

Opta Minerals Gross Margin Changes
Gross Margin for the year ended January 1, 2011	$20,037
Increased contribution from steel and related products due to higher demand, partially offset by higher labor costs due to the increased volume	2,788
Impact of reduced volume and increased raw material and plant costs in abrasive products	(2,079)
Gross Margin for the year ended December 31, 2011	$20,746

SUNOPTA INC.	71	December 29, 2012 10-K

Operating income for Opta Minerals decreased by $176, or 2.3%, to $7,577 for the year ended December 31, 2011, compared to $7,753 for the year ended January 1, 2011. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating Income for the year ended January 1, 2011	$7,753
Increase in gross margin, as explained above	709
Decrease in foreign exchange gains	(698)
Increase in general office costs	(187)
Operating Income for the year ended December 31, 2011	$7,577

Corporate Services	December 31, 2011	January 1, 2011	Change	% Change
Operating Loss	(8,766)	(12,118)	3,352	27.7%

Operating loss at Corporate Services decreased by $3,352 to $8,766 for the year ended December 31, 2011, from a loss of $12,118 for the year ended January 1, 2011. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating Loss for the year ended January 1, 2011	($12,118)
Increase in corporate management fees that are allocated to SunOpta operating groups	2,662
Decrease in compensation expense, primarily due to lower bonus expense and stock- based compensation	1,226
Decreased legal fees primarily due to a reduction in legal costs related to the restatement of financial statements included in the quarterly reports for the first three quarters of 2007	1,167
Lower workers compensation costs due to expectation of claims to be settled	598
Lower depreciation expense due to certain corporate assets reaching the end of their estimated useful lives	319
Decrease in foreign exchange gains	(1,616)
Increase in SG&A costs due to the impact of a stronger Canadian dollar relative to the U.S. dollar	(569)
Increase in professional fees, primarily due to increased tax and information technology consulting, and higher recruitment fees, partially offset by reduction in general office costs	(435)
Operating Loss for the year ended December 31, 2011	($8,766)

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

SUNOPTA INC.	72	December 29, 2012 10-K

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

  Existing cash and cash equivalents;

  Available operating lines of credit;

  Cash flows generated from operating activities;

  Cash flows generated from the exercise, if any, of stock options or warrants during the year;

  Additional long-term financing; and

  Sale of non-core divisions, or assets.

On September 25, 2012, The Organic Corporation (“TOC”) and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provides for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. A portion of the new revolving credit facility was used to repay an existing €35,000 line of credit facility of TOC. The revolving credit facility and pre-settlement facility are due on demand with no set maturity date, and the credit limit can be extended or adjusted based on the needs of the business and upon approval of the lenders. These facilities support the global sourcing, supply and processing capabilities of the International Foods Group.

On July 27, 2012, we entered into an amended and restated credit agreement with a syndicate of lenders. The amended agreement provides secured revolving credit facilities of Cdn $10,000 and $165,000, as well as an additional $50,000 in availability upon the exercise of an uncommitted accordion feature. These facilities mature on July 27, 2016, with the outstanding principal amount repayable in full on the maturity date. These facilities replaced our previous line of credit facilities of Cdn $10,000 and $115,000, and refinanced non-revolving term facilities totaling approximately $21,000, which were due to mature on October 30, 2012. These facilities support our core North American food operations.

On July 24, 2012, Opta Minerals amended and restated its credit agreement to include a Cdn $15,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. The first tranche of the non-revolving term credit facility is for an amount of Cdn $37,500, which was used by Opta Minerals to refinance its existing borrowings, with the principal repayable in equal quarterly installments of approximately Cdn $938. The second tranche is for an amount of Cdn $15,000 and was primarily used to fund the acquisition of WGI, with the principal repayable in equal quarterly installments of approximately Cdn $375. The revolving term credit facility matures on August 14, 2013, with the outstanding principal amount repayable in full on the maturity date, and the non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date. These facilities are specific to the operations of Opta Minerals, are standalone and separate from facilities used to finance our core food operations, and carry no cross default or other provisions.

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

Our preference is to maintain a total debt to equity ratio of 0.50 - 0.70 to 1.00. As at December 29, 2012, our total debt to equity ratio was 0.58 to 1.00 (December 31, 2011 – 0.54 to 1.00).

SUNOPTA INC.	73	December 29, 2012 10-K

Cash Flows – Fiscal 2012 Compared to Fiscal 2011

Net cash and cash equivalents increased $4,462 to $6,840 as at December 29, 2012, compared with $2,378 at December 31, 2011, which reflected the following sources of cash:

  long-term debt borrowings of $41,180, mainly relating to the acquisitions of WGI and Babco by Opta Minerals, and financing on equipment for the cocoa processing facility under construction in the Netherlands;

  cash provided by continuing operating activities of $31,035; and

  net proceeds from the sale of Purity of $12,189.

Mostly offset by the following uses of cash:

  net cash consideration paid by Opta Minerals to acquire WGI and Babco of $30,044 in the aggregate;

  capital expenditures of $24,251, with significant spending related to the expansion of our aseptic beverage processing and packaging capacity and other manufacturing capabilities, including construction of the cocoa processing facility; and

  net repayments of borrowings under our credit facilities of $16,155.

Cash provided by operating activities from continuing operations was $31,035 in fiscal 2012, compared with cash used of $3,990 in fiscal 2011, an increase of $35,025, reflecting the improved operating performance in SunOpta Foods, and a decrease in cash used to fund working capital, in particular inventories. The reduction in cash used to fund inventory reflects a decision to carry over greater quantities of certain grains from 2011 into 2012, and contract less acres in 2012 in order to realize the benefit from rising commodity prices. In addition, this reduction reflected reduced purchases of fruit-based commodities due to product rationalization efforts at our frozen foods operation. Those increases were partially offset by a decrease related to changes in accounts receivable reflecting higher sales in the fourth quarter of 2012, compared with the corresponding period of 2011.

Cash used in investing activities of continuing operations was $61,881 in fiscal 2012, compared with $19,393 in fiscal 2011, an increase of $42,488, reflecting net cash paid by Opta Minerals to acquire WGI and Babco of $30,044 in the aggregate, and an increase in capital expenditures of $7,031 in fiscal 2012, compared with cash paid of $5,461 related to the purchase of businesses and proceeds of $4,528 from the sale of frozen food assets in Mexico in fiscal 2011. Cash provided by investing activities relating to discontinued operations of $12,134 in fiscal 2012, primarily reflected the net proceeds from the sale of Purity of $12,189.

Cash provided by financing activities of continuing operations was $23,167 in fiscal 2012, compared with cash provided by financing activities of $25,245 in fiscal 2011, a decrease of $2,078, primarily due to a $41,180 increase in long-term debt mainly related to the WGI and Babco acquisitions by Opta Minerals, and financing fees paid of $2,564 related to the amendments to our various credit facilities, partially offset by net repayments of borrowings under our credit facilities of $16,155 in fiscal 2012, reflecting higher operating cash flows and proceeds from the sale of Purity, compared with net borrowings of $23,360 in fiscal 2011, mainly to fund working capital, capital expenditures and business acquisitions.

Cash Flows – Fiscal 2011 Compared to Fiscal 2010

Net cash and cash equivalents increased $43 to $2,378 as at December 29, 2012, compared with $2,335 at December 31, 2011, which reflected the following sources of cash:

  net borrowings of $23,360, under our credit facilities; and

  net proceeds from the sale of frozen food assets in Mexico of $4,528.

Mostly offset by the following uses of cash:

  capital expenditures of $17,220, including expansion of our aseptic and ingredients facilities and frozen foods packaging capabilities;

  cash paid related to business acquisitions of $5,461, including the purchases of Lorton’s and Inland; and

  cash used in continuing operating activities of $3,990.

SUNOPTA INC.	74	December 29, 2012 10-K

Cash used in operating activities from continuing operations was $3,990 in fiscal 2011, a decrease of $13,978 compared with cash provided by operating activities from continuing operations of $9,988 in fiscal 2010,reflecting an increase related to the timing and higher volume of purchases of crop inventories in fiscal 2011, and lower earnings from continuing operations compared with fiscal 2010.

Cash used in investing activities of continuing operations was $19,393 in fiscal 2011, compared with $64,529 in fiscal 2010, a decrease of $45,136, reflecting net cash paid of $5,461 in the aggregate to acquire businesses, including Lorton’s and Inland, and proceeds of $4,528 from the sale of the Mexican frozen food assets in fiscal 2011, compared with cash paid of $43,671 to acquire Dahlgren and Edner in fiscal 2010. Cash provided by investing activities relating to discontinued operations of $51,682 in fiscal 2010, reflected $65,809 received on the sale of the Canadian Food Distribution assets, offset by $12,142 of cash sold in the divesture of SunOpta BioProcess.

Cash provided by financing activities of continuing operations was $25,245 in fiscal 2011, compared with cash used in financing activities of $6,806 in fiscal 2010, an increase of $32,051, primarily due to net borrowings of $23,360 to fund working capital, capital expenditures and business acquisitions in fiscal 2011, compared to net repayments of borrowings of $7,878 in fiscal 2010, primarily from the proceeds received on the sale of the Canadian Food Distribution assets.

Business and Financial Outlook

The purpose of this Business and Financial Outlook section is to provide shareholders, prospective investors and other readers of the Form 10-K with information regarding management's current plans and expectations including expectations regarding future revenues and earnings. This Outlook has been prepared for this purpose only and readers are cautioned that it may not be appropriate for any other purpose. Readers are also cautioned that this Outlook is subject to the assumptions, risks and uncertainties discussed below and elsewhere in the Form 10-K, that actual results may vary from those presented and therefore they should not place undue reliance on it. This Outlook reflects our current expectations and judgments based on circumstances existing as of March 6, 2013. We disclaim any intention or obligation to update or revise this Business and Financial Outlook, whether as a result of new information, future events or otherwise, except as required by law. The statements in this Outlook are forward-looking statements. See “Forward-Looking Statements”.

Management believes that consumer demand for high quality natural, organic and specialty foods has grown rapidly over the past decade as global awareness of the benefits of healthy eating continues to proliferate. The global market for organic products was valued at $59 billion in 2010 according to the Organic Monitor, a specialist research firm focusing on the organic industry, with historical growth rates between 10% and 20% depending on product line and country. We believe long-term trends for growth remain in place. While a large number of companies compete within specific segments of the market, we believe there are relatively few companies as well positioned as SunOpta to take advantage of this growing market. We believe that our integrated ‘field to table’ business model built over the past 13 years has positioned SunOpta as a global leader in the natural and organic foods and natural health products markets.

For 2013, we believe we will realize revenue and unit growth compared to 2012, resulting from new product offerings, new and expanding customer relationships and incremental sales of natural and organic raw materials, ingredients and nutritious portable consumer packaged products in a variety of formats including flexible resealable pouch and aseptically packaged beverages. We believe that consumers will continue to focus on health conscious natural, organic and specialty foods as concerns over disease, obesity and well-being are center of mind and we feel SunOpta is well positioned to meet the needs of these growing markets.

We believe that our net earnings for 2013 should improve versus 2012 as a result of improved volumes, pricing and product mix; increased capacity and capabilities, cost reduction and streamlining initiatives; and fixed cost leverage both in our plants and back office. Our primary focus for 2013 remains the improvement of operating margins and returns on assets employed towards our established goals of 8% operating income as a percentage of revenues and 15% return on net assets, within three years’ time. Consistent with 2012, we have decided to take a cautious and responsible approach with regard to providing guidance, and in doing so, will not provide specific revenue and earnings guidance for 2013 at this time.

SUNOPTA INC.	75	December 29, 2012 10-K

We have defined a three-pronged strategic framework from which key initiatives and near-term action plans are developed, helping to create focus and a high degree of accountability for our businesses and employees. The framework is as follows:

  Become a pure play natural and organic foods company. This includes evaluating our existing product portfolio, integrating strategically-aligned acquisitions, and divesting non-core assets to focus on key market categories and geographies.

  Aggressively grow our value-added packaged foods and ingredients portfolios. This includes enhancing innovation through shared research and development capabilities, and the addition of new sourcing and processing capabilities to achieve higher gross margins from the introduction of new products, packaging and processes to the market.

  Leverage the integrated platform we have built. This includes optimizing our supply chain capabilities, available production capacity, and consolidated back-office functions to achieve synergies and cost improvements.

Our overall objective of realizing profitable growth through an effective balance of internal growth and acquisitions in support of our integrated ‘field to table’ strategy remains unchanged. Growth via existing customers, and the addition of new customers, is a fundamental objective and we are enhancing our key account and customer loyalty activities to support this. In addition, we continue to look for ways to exploit strategic synergies across SunOpta Foods, integrating wherever possible. Initiatives to improve the productivity of operations include our continuous improvement programs, product rationalization, plant and warehouse rationalization programs, continued training and development of employees, consolidated procurement, supply chain and internal services programs and consolidated information and accounting systems to provide better analysis and timely decision-making. A more fulsome discussion of key strategies is included in Item 1 of the Form 10-K.

Maintaining liquidity and having available sources of cash will be imperative to continue our growth. As at December 29, 2012, we had $6,840 in cash, of which $3,966 may only be used by the operations of Opta Minerals. We also had approximately $67,191 in unused bank lines for a total of $74,031 in cash and borrowings available. Our remaining cash and unused lines plus cash generated from operations are expected to be sufficient to finance 2013 capital spending estimated to be $30,000 to $35,000, and payment of the current portion of long-term liabilities of $1,471. We believe additional sources of cash could be obtained through a combination of additional bank or subordinated financing, a private or public offering, the issuance of shares or through a divestiture. However, there can be no assurance that such financing or transactions would be available or, if so, on terms that are acceptable to us.

Off – Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

The table below sets out our contractual obligations as at December 29, 2012:

		Payments due by Period
	Total	2013	2014-2015	2016-2017	Thereafter
	$	$	$	$	$
Bank indebtedness	131,061	131,061	-	-	-
Long-term debt obligations	58,198	6,925	12,798	12,534	25,941
Interest on bank indebtedness and long-term debt(b)	14,496	3,182	5,497	3,977	1,840
Grain purchase commitments	70,295	70,295	-	-	-
Other purchase commitments	12,384	12,384	-	-	-
Operating leases	58,447	12,996	21,374	13,402	10,675
Long-term liabilities	7,015	1,471	5,544	-	-
Commodity and foreign exchange contracts	1,993	1,950	43	-	-
Interest rate swaps	396	396	-	-	-
	354,285	240,660	45,256	29,913	38,456

SUNOPTA INC.	76	December 29, 2012 10-K

(a)

This table does not include certain contingent consideration related to acquisitions completed prior to December 31, 2008 that may become payable if predetermined financial targets are achieved. The estimated fair value of contingent consideration liabilities related to acquisitions completed after January 1, 2009 is reflected in long-term liabilities in the table above.

(b)

Interest is calculated based on scheduled repayments over the periods as indicated, using existing interest rates at December 29, 2012, as disclosed in notes 11 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

All financial numbers presented in this “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” are expressed in thousands of U.S. dollars, unless otherwise noted.

Interest rate risk

Variable and fixed rate borrowings carry different types of interest rate risk. Variable rate debt gives less predictability to earnings and cash flows as interest rates change, while the fair value of fixed rate debt is affected by changes in interest rates. As at December 29, 2012, we had $181,336 and $7,923 principal amount of variable and fixed rate debt, respectively, with weighted-average interest rates of 3.4% and 6.1%, respectively. Opta Minerals utilizes interest rate swaps to manage its exposure to changes in interest rates on a portion of its variable rate debt. As at December 29, 2012, it held an interest rate swap with a notional amount of Cdn $32,200 to fix its effective interest rate on this amount at 1.85% plus a margin based on certain financial ratios, until February 2017. A 100 basis-point change in interest rates would have an after-tax effect of $925 on our earnings and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt, taking into account interest rate hedging activities. A 100 basis-point change in interest rates would not have material effect on the fair value of our fixed rate debt, based on the amount currently borrowed.

Foreign currency risk

All of our U.S. subsidiaries use the U.S. dollar as their functional currency, and the U.S. dollar is also our reporting currency. In addition, the functional currency of the Canadian corporate office is the U.S. dollar. The functional currency of our operations located in Europe is principally the euro. For these operations, gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in accumulated other comprehensive income within shareholders’ equity. We are exposed to foreign exchange rate fluctuations as the financial results of our European subsidiaries are translated into U.S. dollars on consolidation. A 10% change in the exchange rates for the euro would affect the fair value of our net assets by $2,597, with a corresponding impact to accumulated other comprehensive income.

The reporting currency of Opta Minerals is the U.S. dollar. Opta Minerals operates on an international basis. The functional currencies of its Canadian and European subsidiaries are the Canadian dollar and euro, respectively. For these operations, all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the consolidated statements of operations, while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in accumulated other comprehensive income within shareholders’ equity. A 10% movement in foreign currency exchange rates would affect the fair value of our net assets by $2,508 as at December 29, 2012, with a corresponding impact to accumulated other comprehensive income.

The euro appreciated against the U.S. dollar during 2012, with closing rates moving from $1.2972 at December 31, 2011 to $1.3216 at December 29, 2012. The Canadian dollar appreciated relative to the U.S. dollar in 2011, with closing rates moving from Cdn $1.0170 at December 31, 2011 to Cdn $0.9965 at December 29, 2012 for each U.S. dollar.

SunOpta Foods’ operations based in the U.S. have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. The European operations are exposed to various currencies as they purchase product from a wide variety of countries in several currencies and primarily sell into the European market. It is our intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time potentially expose us to exchange rate fluctuations when converted into U.S. dollars. In addition, we enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at December 29, 2012, resulting in a loss of $327 (December 31, 2011 - loss of $149), which is included in foreign exchange on the consolidated statements of operations. We attempt to reduce exposure to foreign currency exchange rates by entering into forward foreign exchange contracts. The net effect of all exchange-based transactions including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions are recorded in foreign exchange on our consolidated statements of operations. For the year ended December 29, 2012, we recorded a gain of $1,046 (December 31, 2011 – a loss of $1,238).

SUNOPTA INC.	77	December 29, 2012 10-K

Commodity risk

SunOpta Foods enters into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain and certain other commodity transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to our assessment of our exposure from expected price fluctuations. Exchange purchase and sales contracts may expose us to risk in the event that the counterparty to a transaction is unable to fulfill its contractual obligation. We manage our risk by entering into purchase contracts with pre-approved growers.

We have a risk of loss from hedging activities if a grower does not deliver as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. As at December 29, 2012, we owned 290,028 (December 31, 2011 - 230,737) bushels of corn with a weighted-average price of $6.85 (December 31, 2011 - $6.11) and 502,256 (December 31, 2011 - 678,100) bushels of soy beans with a weighted-average price of $17.36 (December 31, 2011 - $12.85) . As at December 29, 2012, we had a net short position on corn of 14,340 (December 31, 2011 - long position of 57,701) bushels and a net long position on soybeans of 18,677 (December 31, 2011 - 794). An increase or decrease in commodity prices of either soy or corn of 10% would result in an increase (decrease) in carrying value of these commodities by $23 (December 31, 2011 - $36). In addition, the International Foods Group hedges its purchases of cocoa to minimize price fluctuations.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this item are set forth immediately following the signature page to this Form 10-K beginning on page F1 and are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2012.

SUNOPTA INC.	78	December 29, 2012 10-K

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

Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2012. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on its assessment, our management concluded that, as of December 29, 2012, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 29, 2012 has been audited by Deloitte LLP, Independent Registered Chartered Accountants that also audited the Company’s Consolidated Financial Statements for the year ended December 29, 2012, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	79	December 29, 2012 10-K

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of SunOpta Inc.:

We have audited the internal control over financial reporting of SunOpta Inc. and subsidiaries (the “Company”) as of December 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended December 29, 2012 of the Company and our report dated March 6, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte LLP

Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 6, 2013

SUNOPTA INC.	80	December 29, 2012 10-K

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2012 (the “2013 Proxy Statement”).

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference from the 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference from the 2013 Proxy Statement.

SUNOPTA INC.	81	December 29, 2012 10-K

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are being filed as part of this annual report.

1.	Financial Statements. See “Index to Consolidated Financial Statements” set forth on page F1.

2.

Financial Statement Schedules. All schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required or the required information has been included within the financial statements or the notes thereto.

3.	Exhibits. The list of exhibits in the Exhibit Index included in this annual report is incorporated herein by reference.

EXHIBIT INDEX

Exhibits	Description

2.1+

Asset Purchase Agreement, dated as of May 10, 2010, by and among United Natural Foods, Inc., UNFI Canada, Inc., SunOpta Inc. and Drive Organics Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 12, 2010).

2.2+

Amendment No. 1 to Asset Purchase Agreement, dated as of June 4, 2010, by and among United Natural Foods, Inc., UNFI Canada, Inc., SunOpta Inc. and Drive Organics Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 10, 2010).

2.3+

Share Purchase Agreement, dated as of August 31, 2010, among SunOpta Inc., SunOpta BioProcess Inc., the Vendors (as defined therein), Mascoma Corporation, and Mascoma Canada, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 7, 2010).

2.4+

Purchase Agreement, dated as of November 8, 2010, by and among Sunrich LLC, Thomas Miller, Charles Considine and Timothy Egeland (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 10, 2010).

2.5+

Asset Purchase Agreement, dated as of May 24, 2012, between SunOpta Inc. and Purity Life Health Products LP. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012).

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

SUNOPTA INC.	82	December 29, 2012 10-K

Exhibits	Description

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

3.8	Amended and Restated By-law No. 14, dated May 27, 2010 (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2010).

4.1	Form of Certificate representing Common Shares, no par value (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form 5-8 filed on September 2, 2011).

10.1**	Employee Stock Purchase Plan amended March 4, 2013.

10.2*

Retiring Allowance Agreement, dated March 8, 2011, between the Company and Jeremy Kendall which terminates and supersedes the Employment Agreement dated October 1, 2001 between the Company and Mr. Jeremy Kendall, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3*

Employment Agreement, dated February 1, 2007, between the Company and Mr. Steven Bromley (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.4*	SunOpta Inc. 2002 Stock Option Plan, Amended and Restated May 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2011).

10.5*

Letter Agreement, dated October 10, 2011, by and between SunOpta Inc. and Robert McKeracher (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011).

10.6*

Amendment to Employment Agreement, dated May 6, 2012, between SunOpta Inc. and Steven R. Bromley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K filed on May 11, 2012).

10.7*

Letter Agreement, dated June 30, 2012, by and between SunOpta Inc. and Hendrik (Rik) Jacobs (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2012).

10.8

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

SUNOPTA INC.	83	December 29, 2012 10-K

Exhibits	Description

10.9

Multipurpose Facilities Agreement, dated as of September 25, 2012, among The Organic Corporation B.V., Tradin Organic Agriculture B.V., SunOpta Foods Europe B.V., Tradin Organics USA Inc. and Trabocca B.V., as Borrowers, and ING Bank N.V. and ABN AMRO Bank N.V., as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012).

10.10*

Letter Agreement, dated January 10, 2013, by and between SunOpta Inc. and John Dietrich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2013).

21**	List of subsidiaries.

23.1**	Consent of Deloitte LLP, Independent Registered Chartered Accountants.

31.1**	Certification by Steven Bromley, Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32**	Certifications by Steven Bromley, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

+

Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

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

SUNOPTA INC.	84	December 29, 2012 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer

Date: March 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven R. Bromley Steven R. Bromley	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2013
/s/ Robert McKeracher Robert McKeracher	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2013
/s/ Jeremy N. Kendall Jeremy N. Kendall	Chairman and Director	March 5, 2013
/s/ Cyril A. Ing Cyril A. Ing	Director	March 5, 2013
/s/ Allan Routh Allan Routh	Director; President, Grains and Foods Group	March 5, 2013
/s/ Katrina Houde Katrina Houde	Director	March 5, 2013
/s/ Douglas Greene Douglas Greene	Director	March 5, 2013
/s/ Victor Hepburn Victor Hepburn	Director	March 5, 2013
/s/ Jay Amato Jay Amato	Director	March 5, 2013
/s/ Alan Murray Alan Murray	Director	March 5, 2013
/s/ Peter Fraser Peter Fraser	Director	March 5, 2013

SUNOPTA INC.	85	December 29, 2012 10-K

SunOpta Inc.

Index to Consolidated Financial Statements

(expressed in thousands of U.S. dollars, unless otherwise noted)

Page

Report of Independent Registered Chartered Accountants	F2
Consolidated Statements of Operations For the Years ended December 29, 2012, December 31, 2011 and January 1, 2011	F3
Consolidated Statements of Comprehensive Earnings For the Years ended December 29, 2012, December 31, 2011 and January 1, 2011	F4
Consolidated Balance Sheets As at December 29, 2012 and December 31, 2011	F5
Consolidated Statements of Shareholders’ Equity For the Years ended December 29, 2012, December 31, 2011 and January 1, 2011	F6
Consolidated Statements of Cash Flows For the Years ended December 29, 2012, December 31, 2011 and January 1, 2011	F7
Notes to Consolidated Financial Statements For the Years ended December 29, 2012, December 31, 2011 and January 1, 2011	F8

SUNOPTA INC.	-F1-	December 29, 2012 10-K

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of SunOpta Inc.:

We have audited the accompanying consolidated balance sheets of SunOpta Inc. and subsidiaries (the "Company") as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SunOpta Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte LLP

Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 6, 2013

SUNOPTA INC.	-F2-	December 29, 2012 10-K

SunOpta Inc.
Consolidated Statements of Operations
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

	December 29, 2012	December 31, 2011	January 1, 2011
	$	$	$

		(see note 1)	(see note 1)

Revenues	1,091,064	1,019,871	831,677

Cost of goods sold	957,327	898,627	702,175

Gross profit	133,737	121,244	129,502

Selling, general and administrative expenses	82,878	82,176	82,407
Intangible asset amortization	4,933	4,061	3,476
Other expense (income), net (note 14)	2,194	(2,832)	10,309
Foreign exchange (gain) loss	(1,046)	1,238	(1,565)

Earnings from continuing operations before the following	44,778	36,601	34,875

Interest expense, net (note 11)	9,333	8,839	9,749

Earnings from continuing operations before income taxes	35,445	27,762	25,126

Provision for income taxes (note 15)	10,934	9,896	7,123

Earnings from continuing operations	24,511	17,866	18,003

Discontinued operations (note 3)
Earnings (loss) from discontinued operations, net of income taxes	448	(11,005)	(18,519)
Gain on sale of discontinued operations, net of income taxes	808	71	62,950

Earnings (loss) from discontinued operations, net of income taxes	1,256	(10,934)	44,431

Earnings	25,767	6,932	62,434

Earnings attributable to non-controlling interests	1,543	1,636	1,368

Earnings attributable to SunOpta Inc.	24,224	5,296	61,066

Earnings (loss) per share – basic (note 16)
-from continuing operations	0.35	0.25	0.26
-from discontinued operations	0.02	(0.17)	0.68
	0.37	0.08	0.94

Earnings (loss) per share – diluted (note 16)
-from continuing operations	0.34	0.24	0.25
-from discontinued operations	0.02	(0.16)	0.67
	0.36	0.08	0.92

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F3-	December 29, 2012 10-K

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

	December 29, 2012	December 31, 2011	January 1, 2011
	$	$	$

		(see note 1)	(see note 1)

Earnings from continuing operations	24,511	17,866	18,003
Earnings (loss) from discontinued operations, net of income taxes	1,256	(10,934)	44,431
Earnings	25,767	6,932	62,434

Currency translation adjustment	741	(796)	(3,002)
Change in fair value of interest rate swap, net of income taxes (note 4)	(87)	440	351
Adjustments due to pensions	-	-	588
Other comprehensive earnings (loss), net of income taxes	654	(356)	(2,063)

Comprehensive earnings	26,421	6,576	60,371

Comprehensive earnings attributable to non-controlling interests	1,683	1,731	779

Comprehensive earnings attributable to SunOpta Inc.	24,738	4,845	59,592

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F4-	December 29, 2012 10-K

SunOpta Inc.
Consolidated Balance Sheets
As at December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

	December 29, 2012	December 31, 2011
	$	$

		(see note 1)
ASSETS
Current assets
Cash and cash equivalents (note 17)	6,840	2,378
Restricted cash (note 11)	6,595	-
Accounts receivable (note 5)	113,314	88,898
Inventories (note 6)	255,738	228,455
Prepaid expenses and other current assets (note 4)	20,538	21,378
Current income taxes recoverable	1,814	1,503
Deferred income taxes (note 15)	2,653	4,773
Current assets held for sale (note 1)	-	17,923
	407,492	365,308

Investments (note 7)	33,845	33,845
Property, plant and equipment (note 8)	140,579	120,584
Goodwill (note 9)	57,414	49,387
Intangible assets (note 9)	52,885	48,035
Deferred income taxes (note 15)	12,879	11,751
Other assets (note 4)	2,216	1,854
Non-current assets held for sale (note 1)	-	739

	707,310	631,503

LIABILITIES
Current liabilities
Bank indebtedness (note 11)	131,061	109,718
Accounts payable and accrued liabilities (note 10)	128,544	114,308
Customer and other deposits	4,734	843
Income taxes payable	4,125	1,229
Other current liabilities (note 4)	2,660	1,419
Current portion of long-term debt (note 11)	6,925	35,198
Current portion of long-term liabilities	1,471	995
Current liabilities held for sale (note 1)	-	5,920
	279,520	269,630

Long-term debt (note 11)	51,273	17,066
Long-term liabilities (note 4)	5,544	5,586
Deferred income taxes (note 15)	27,438	24,273
	363,775	316,555

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized,
66,007,236 shares issued (December 31, 2011 - 65,796,398) (note 13)	183,027	182,108
Additional paid-in capital (note 13)	16,855	14,134
Retained earnings	124,732	100,508
Accumulated other comprehensive income	1,537	2,382
	326,151	299,132
Non-controlling interest	17,384	15,816
Total equity	343,535	314,948

	707,310	631,503

Commitments and contingencies (note 20)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F5-	December 29, 2012 10-K

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interest	Total
	000s	$	$	$	$	$	$

Balance at December 31, 2009	64,983	178,694	7,934	34,146	12,079	13,658	246,511

Employee share purchase plan and compensation grants	201	760	-	-	-	-	760
Exercise of options	316	1,207	(84)	-	-	-	1,123
Issuance of warrants (note 13)	-	-	2,163	-	-	-	2,163
Stock-based compensation	-	-	2,323	-	-	-	2,323
Earnings from continuing operations	-	-	-	16,635	-	1,368	18,003
Earnings from discontinued operations net of income taxes	-	-	-	44,431	(7,772)	(487)	36,172
Currency translation adjustment	-	-	-	-	(2,295)	(707)	(3,002)
Non-controlling interest contributions	-	-	-	-	-	243	243
Change in fair value of interest rate swap, net of income taxes	-	-	-	-	233	118	351
Non-current liabilities held for sale	-	-	-	-	-	(108)	(108)
Adjustment due to pensions	-	-	-	-	588	-	588

Balance at January 1, 2011	65,500	180,661	12,336	95,212	2,833	14,085	305,127

Employee stock purchase plan and compensation grants	119	626	-	-	-	-	626
Exercise of options	177	821	(292)	-	-	-	529
Stock-based compensation	-	-	2,090	-	-	-	2,090
Earnings from continuing operations	-	-	-	16,230	-	1,636	17,866
Loss from discontinued operations, net of income taxes	-	-	-	(10,934)	-	-	(10,934)
Currency translation adjustment	-	-	-	-	(743)	(53)	(796)
Change in fair value of interest rate swap, net of income taxes	-	-	-	-	292	148	440

Balance at December 31, 2011	65,796	182,108	14,134	100,508	2,382	15,816	314,948

Employee stock purchase plan and compensation grants	111	546	-	-	-	-	546
Exercise of options	100	373	(132)	-	-	-	241
Stock-based compensation	-	-	2,853	-	-	-	2,853
Earnings from continuing operations	-	-	-	22,968	-	1,543	24,511
Earnings from discontinued operations, net of income taxes	-	-	-	1,256	(1,359)	-	(103)
Currency translation adjustment	-	-	-	-	572	169	741
Change in fair value of interest rate swap, net of income taxes	-	-	-	-	(58)	(29)	(87)
Payment to non-controlling interests	-	-	-	-	-	(115)	(115)

Balance at December 29, 2012	66,007	183,027	16,855	124,732	1,537	17,384	343,535

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F6-	December 29, 2012 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

	December 29, 2012	December 31, 2011	January 1, 2011
	$	$	$

		(see note 1)	(see note 1)

CASH PROVIDED BY (USED IN)
Operating activities
Earnings	25,767	6,932	62,434
Earnings (loss) from discontinued operations	1,256	(10,934)	44,431
Earnings from continuing operations	24,511	17,866	18,003

Items not affecting cash:
Depreciation and amortization	20,226	17,809	16,471
Unrealized gain on foreign exchange	(169)	(268)	(977)
Deferred income taxes	1,981	3,993	3,513
Stock-based compensation	2,753	2,090	2,764
Impairment of long-lived assets (note 14)	-	358	7,984
Unrealized (gain) loss on derivative instruments (note 4)	(695)	839	(1,503)
Loss (gain) on sale of property, plant and equipment	51	(3,201)	59
Other	1,215	693	24
Changes in non-cash working capital, net of businesses acquired (note 17)	(18,838)	(44,169)	(36,350)
Net cash flows from operating activities - continuing operations	31,035	(3,990)	9,988
Net cash flows from operating activities - discontinued operations	(58)	(1,602)	(8,680)
	30,977	(5,592)	1,308
Investing activities
Acquisitions of businesses, net of cash acquired (note 2)	(30,044)	(5,461)	(43,761)
Purchases of property, plant and equipment	(24,251)	(17,220)	(19,183)
Increase in restricted cash (note 11)	(6,595)	-	-
Proceeds from the sale of property, plant and equipment	50	4,528	36
Purchases of intangible assets	(128)	(58)	(561)
Payment of contingent consideration (note 4)	(477)	(233)	(1,388)
Other	(436)	(949)	328
Net cash flows from investing activities - continuing operations	(61,881)	(19,393)	(64,529)
Net cash flows from investing activities - discontinued operations	12,134	(423)	51,682
	(49,747)	(19,816)	(12,847)
Financing activities
Increase under line of credit facilities (note 11)	65,813	36,503	14,328
Repayment of line of credit facilities (note 11)	(45,296)	-	-
Borrowings under long-term debt (note 11)	59,992	4,825	30,217
Repayment of long-term debt (note 11)	(55,484)	(17,968)	(52,423)
Financing costs	(2,564)	(186)	(642)
Proceeds from the issuance of common shares	787	1,155	1,883
Other	(81)	916	(169)
Net cash flows from financing activities - continuing operations	23,167	25,245	(6,806)

Foreign exchange gain (loss) on cash held in a foreign currency	65	(102)	265

Increase in cash and cash equivalents during the year	4,462	(265)	(18,080)

Discontinued operations cash activity included above:
Add: Balance included at beginning of year	-	308	18,971
Less: Balance included at end of year	-	-	(308)

Cash and cash equivalents - beginning of the year	2,378	2,335	1,752

Cash and cash equivalents - end of the year	6,840	2,378	2,335

Supplemental cash flow information (notes 17)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F7-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of Business and Significant Accounting Policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company has two industry groups, the largest being SunOpta Foods, which consists of four operating segments that operate in the natural, organic and specialty food sectors and utilizes a number of integrated business models to bring cost-effective and quality products to market. In addition to SunOpta Foods, the Company owned approximately 66.1% of Opta Minerals Inc. (“Opta Minerals”) as at December 29, 2012 (December 31, 2011 - 66.2%) . Opta Minerals is a vertically integrated provider of custom process solutions and industrial mineral products for use primarily in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries. As at December 29, 2012 and December 31, 2011, the Company also had an 18.7% equity ownership position in Mascoma Corporation (“Mascoma”), an innovative biofuels company.

Basis of Presentation

These consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and those of its wholly-owned and majority-owned subsidiaries, including Opta Minerals. In addition, the accounts of all variable interest entities (“VIEs”) for which the Company has been determined to be the primary beneficiary are included in these consolidated financial statements. All intercompany accounts and transactions have been eliminated on consolidation.

The Company’s investment in Mascoma is being accounted for under the cost method of accounting, as the Company does not have the ability to exercise significant influence over the operating and financial policies of Mascoma.

Comparative Balances

As a result of the divestiture of the Company’s interest in Purity Life Natural Health Products (“Purity”) on June 5, 2012 (see note 3), the operating results and cash flows of Purity for the years ended December 31, 2011 and January 1, 2011 have been reclassified to discontinued operations. In addition, the net assets of Purity have been reclassified and reported as held for sale on the consolidated balance sheet as at December 31, 2011.

Fiscal Year-End

The fiscal year of the Company ends on the Saturday closest to December 31, based on a 52 week calendar, wherein every fiscal quarter is comprised of 13 weeks or 91 days. The fiscal year of Opta Minerals ends on December 31, and its quarterly periods end on March 31, June 30 and September 30.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Areas involving significant estimates and assumptions include: inventory valuation reserves; income tax liabilities and assets, and related valuation allowances; allocation of the purchase price of acquired businesses; fair value of contingent consideration; useful lives of property, plant and equipment and intangible assets; expected future cash flows used in evaluating intangible assets for impairment; evaluating recoverability of investments; and reporting unit fair values in testing goodwill for impairment. The estimates and assumptions made require judgment on the part of management and are based on the Company’s historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as the business of the Company and the general business environment changes.

SUNOPTA INC.	-F8-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Business Acquisitions

Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquisition-related transaction costs are accounted for as an expense in the period in which the costs are incurred. Contingent consideration is measured at fair value and recognized as part of the consideration transferred in exchange for the acquired businesses. Contingent consideration liabilities are remeasured to fair value at each reporting date with the changes in fair value recognized in other expense (income) on the consolidated statements of operations.

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

Financial Instruments

The Company’s financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, inventories carried at market, derivative instruments, accounts payable and accrued liabilities, and customer and other deposits. The fair values of these instruments approximate their carrying values due to their short-term maturities. The fair values of long-term debt and long-term liabilities as at December 29, 2012 are considered not to be materially different from the carrying amounts.

The Company’s financial instruments exposed to credit risk include cash equivalents and accounts receivable. The Company places its cash and cash equivalents with institutions of high creditworthiness. The Company’s trade accounts receivable are not subject to a high concentration of credit risk. The Company routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for losses based on the expected collectibility of the accounts receivable.

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

  Level 3 includes unobservable inputs that reflect the Company’s own assumptions about what factors market participants would use in pricing the asset or liability.

SUNOPTA INC.	-F9-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

When measuring fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.

Foreign Currency Translation

The assets and liabilities of the Company’s operations having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average rate for the reporting period for revenue and expense items. The cumulative currency translation adjustment is recorded as a component of accumulated other comprehensive income in shareholders’ equity. Exchange gains and losses arising from foreign currency transactions are included in earnings.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term deposits with an original maturity of 90 days or less. Certain cash and cash equivalents can only be used by subsidiaries and are consolidated for financial reporting purposes due to the Company’s ownership (see note 17).

Accounts Receivable

Accounts receivable comprise trade receivables that are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is an estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. As at December 29, 2012 and December 31, 2011, no customer’s balance represented 10% or more of the Company’s consolidated trade receivables balance.

Inventories

Inventories (excluding commodity grains) are valued at the lower of cost and market. Cost is principally determined on a weighted-average cost basis. Shipping and handling costs are included in cost of goods sold on the consolidated statements of operations.

Inventories of commodity grains, which include amounts acquired under deferred pricing contracts traded on the Chicago Board of Trade (“CBoT”), are valued at market. Grain inventory quantities at year-end are multiplied by the quoted price on the CBoT to reflect the market value of the inventory. This market value is then adjusted for a basis factor that represents differences in local markets, and broker and dealer quotes to arrive at market. Changes in CBoT prices or the basis factor are included in cost of goods sold on the consolidated statements of operations and comprehensive earnings.

SunOpta Foods economically hedges its commodity grain positions to protect gains and minimize losses due to market fluctuations. Futures contracts and purchase and sale contracts are adjusted to market price and resulting gains and losses from these transactions are included in cost of goods sold. As the Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled, these transactions do not qualify as hedges under U.S. GAAP and, therefore, changes in market value are recorded in cost of goods sold on the consolidated statements of operations.

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

SUNOPTA INC.	-F10-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Buildings	20 - 40 years
Machinery and equipment	10 - 20 years
Enterprise software	5 years
Office furniture and equipment	3 - 7 years
Vehicles	5 years

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at least annually at the beginning of the fourth quarter, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. The Company performs a quantitative test for goodwill impairment by comparing the carrying amount of each reporting unit to its estimated fair value. If the carrying amount exceeds the reporting unit’s fair value, there is a potential impairment in goodwill. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill.

Intangible Assets

The Company’s finite-lived intangible assets consist of customer and other relationships, patents and trademarks and other intangible assets. These intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer and other relationships	2 - 25 years
Patents and trademarks	7 - 15 years
Other	3 - 15 years

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

Other Assets

Costs incurred in connection with obtaining financing are deferred and amortized over the term of the financing agreement, using the effective interest method.

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

All derivative instruments are recognized on the consolidated balance sheets at fair value. Changes in the fair value of derivative instruments are recorded in earnings or other comprehensive earnings, based on whether the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. As at December 29, 2012, the Company utilized the following derivative instruments:

SUNOPTA INC.	-F11-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

(a)	Interest rate swaps

Opta Minerals utilizes interest rate swaps to manage its exposure to interest rate risks. The fair value of the interest rate swaps is included in accounts payable and accrued liabilities, with changes in the fair value included in accumulated other comprehensive income to the extent that the cash flow hedge continues to be effective. The amounts included in accumulated other comprehensive income are allocated to earnings in the same period in which the hedged item affects earnings. To the extent that the cash flow hedge is not considered to be effective by completely offsetting the change in fair value of the hedged item, the ineffective portion of the hedging relationship is recorded immediately in earnings and is classified as interest expense on the consolidated statements of operations.

(b)	Exchange-traded commodity futures and forward contracts

SunOpta Foods enters into exchange-traded commodity futures contracts to economically hedge its exposure to price fluctuations on grain and cocoa transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for economical hedging purposes are purchased and sold through regulated commodity exchanges in the U.S. However, inventories may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Forward purchase and sale contracts may expose the Company to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation or if a grower does not deliver grain as scheduled. The Company manages its risk by entering into purchase contracts with pre- approved growers and sale contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures and forward purchase and sale contracts are marked-to-market. Gains and losses on these transactions are included in cost of goods sold on the consolidated statements of operations.

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

SUNOPTA INC.	-F12-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
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

Defined Benefit Pension Plan

The Company has a defined benefit pension plan covering certain European-based employees. The net periodic benefit cost, which is included in selling, general and administrative expenses on the consolidated statements of operations, represents the cost of benefits earned by employees as services are rendered. The cost reflects management’s best estimates of the pension plan’s expected investment returns, wage and salary escalation, mortality of members, terminations and the ages at which members will retire. Changes in these assumptions could impact future pension expense. The excess of the net actuarial gain (loss) over 10% of the greater of the benefit obligation and the fair value of plan assets at the beginning of the year is amortized over the average remaining service lives of the members.

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

Revenues from the sale of silica-free loose abrasives, industrial minerals, specialty sands and related products are recognized on transfer of title upon delivery of goods to the customer or when goods are picked up by the customer. Revenue is measured net of returns, discounts and allowances.

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

SUNOPTA INC.	-F13-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Recent Accounting Pronouncements

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

  Guidance on the accounting for goodwill that provides the option of performing a qualitative assessment to determine the likelihood of a goodwill impairment charge. For purposes of its fiscal 2012 goodwill impairment testing, the Company opted to bypass the qualitative assessment and perform a quantitative test.

The adoption of these new standards did not have a significant impact on the Company’s consolidated financial statements.

2. Business Acquisitions

Acquisitions in Fiscal 2012

WGI Heavy Metals, Incorporated

On August 29, 2012, Opta Minerals paid $14,098 in cash to acquire approximately 94% of the outstanding common shares of WGI Heavy Metals, Incorporated (“WGI”), pursuant to an offer by Opta Minerals to acquire all of the outstanding common shares of WGI for Cdn $0.60 cash per share. The fair value of the remaining outstanding common shares of WGI amounted to $870 based on the terms of the offer. The fair value of the remaining outstanding common shares was included in accrued liabilities at the acquisition date, as Opta Minerals had commenced a compulsory acquisition of the outstanding common shares of WGI not tendered to the offer. The compulsory acquisition was completed on November 8, 2012, following which Opta Minerals owned 100% of WGI. WGI’s principal business is the processing and sale of industrial abrasive minerals, and the sourcing, assembly and sale of ultra-high pressure water jet cutting machine replacement parts and components. This acquisition complements Opta Minerals’ existing product portfolio and expands product line offerings to new and existing customers.

The acquisition of WGI has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The amounts recognized for current assets acquired and current liabilities assumed are provisional and adjustments may occur as a result of obtaining more information regarding the valuation of these items. The Company expects to finalize these amounts no later than one year from the acquisition date.

SUNOPTA INC.	-F14-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

	Provisional(1)	Adjusted(2)
	$	$
Cash and cash equivalents	2,454	2,454
Accounts and other receivables(3)	4,922	4,922
Inventories	7,404	7,329
Other current assets	111	111
Property, plant and equipment	4,991	5,386
Intangible assets	630	-
Goodwill(4)	-	217
Deferred income tax	290	383
Accounts payable and accrued liabilities	(5,056)	(5,056)
Bank indebtedness and long-term debt	(551)	(551)
Other long-term liabilities	(227)	(227)
Total consideration	14,968	14,968

(1)	Reflects the provisional amounts previously reported by the Company in its consolidated financial statements for the quarter ended September 29, 2012.

(2)

Adjustments reflect additional information obtained in connection with the valuation of intangible assets and property, plant and equipment, as well as the consequential tax effects, as of the acquisition date. As these adjustments were not considered material to the Company’s previously reported consolidated financial statements for the quarter ended September 29, 2012, the Company has not retrospectively adjusted those financial statements.

(3)	Includes trade accounts receivable with a fair value of $4,365. The gross contractual amount of trade accounts receivable was $5,097, of which $732 is expected to be uncollectible.

(4)

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents (i) synergies and economies of scale expected to result from combining the operations of Opta Minerals and WGI, (ii) the value of the going-concern element of WGI’s existing business (that is, the higher rate of return on the assembled net assets versus if Opta Minerals had acquired all of the net assets separately), and (iii) the value of WGI’s assembled workforce that does not qualify for separate recognition as an intangible asset.

The acquired assets, assumed liabilities and results of operations of WGI have been included in the Opta Minerals operating segment since the date of acquisition. The revenues and earnings of WGI attributable to SunOpta Inc. that are included in the consolidated statement of operations for the period from the acquisition date to December 29, 2012 were $10,225 and $32, respectively.

Babco Industrial Corp.

On February 10, 2012, Opta Minerals acquired all of the outstanding common shares of Babco Industrial Corp. (“Babco”), located in Regina, Saskatchewan. Babco is an industrial processor of petroleum coke. This acquisition complements Opta Minerals’ existing product portfolio and provides for additional product line offerings to new and existing customers in the region.

This transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as well as the consideration transferred to effect the acquisition of Babco as of the acquisition date.

SUNOPTA INC.	-F15-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

$
Net assets acquired:
Accounts receivable(1)	467
Inventories	372
Other current assets	20
Property, plant and equipment	4,909
Goodwill(2)	7,675
Intangible assets(3)	9,347
Accounts payable and accrued liabilities	(692)
Deferred income taxes	(2,808)
Long-term debt(4)	(1,145)
18,145

Consideration:
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

In addition to the recognition of the fair values of the assets acquired and liabilities assumed at the acquisition date, Opta Minerals determined that in connection with its subsequent amalgamation with Babco, it was more likely than not that the combined company would be able to realize a portion of Opta Minerals’ pre-existing non-capital loss carryforwards. As a result, Opta Minerals released $990 of a valuation allowance against its deferred tax assets, resulting in a corresponding deferred tax benefit (before non-controlling interest) recognized in the provision for income taxes for the year ended December 29, 2012.

The acquired assets (including goodwill), assumed liabilities and results of operations of Babco have been included in the Opta Minerals operating segment since the date of acquisition. The revenues and earnings of Babco attributable to SunOpta Inc. that are included in the consolidated statement of operations for the period from the acquisition date to December 29, 2012 were $12,082 and $2,223, respectively.

SUNOPTA INC.	-F16-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Acquisitions in Fiscal 2011

On November 10, 2011, Opta Minerals acquired the outstanding members’ interest of Inland RC, LLC (“Inland”), a manufacturer of pre-cast refractory shapes, injection lances, stirring lances and electric furnace deltas. Inland’s results of operations have been included in the Opta Minerals operating segment since the date of acquisition. During fiscal 2012, Opta Minerals finalized the acquisition accounting for Inland. As the adjustments to the provisional amounts recorded as of the acquisition date were not considered material to the Company’s previously reported consolidated financial statements, the Company has not retrospectively adjusted those financial statements.

On August 5, 2011, the Company acquired the assets and business of Lorton’s Fresh Squeezed Juices, Inc. (“Lorton’s”), an integrated producer of a variety of citrus-based products in both industrial and packaged formats. Lorton’s results of operations have been included in the Consumer Products Group since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as well as the consideration transferred to effect the acquisitions of Inland and Lorton’s, as of the respective acquisition dates.

		Inland	Lorton’s
	Provisional	Final
	$	$	$
Net assets acquired:
Current assets	470	470	1,672
Property, plant and equipment	508	508	1,221
Goodwill(1)	661	410	572
Intangible assets(2)	249	249	469
Current liabilities	(560)	(635)	(923)
Deferred income tax liability	(130)	-	-
	1,198	1,002	3,011

Consideration:
Cash consideration	658	658	2,500
Contingent consideration	540	344	511
	1,198	1,002	3,011

(1)	The goodwill recognized is attributable primarily to expected synergies and assembled workforces of Inland and Lorton’s. None of the goodwill is expected to be deductible for tax purposes.

(2)

Intangible assets consist of acquired customer relationships of Inland and Lorton’s, which are being amortized over their estimated useful lives of approximately 15 years and seven years, respectively.

Acquisitions in Fiscal 2010

On December 14, 2010, the Company acquired the operating assets of Edner of Nevada, Inc. (“Edner”), a producer of nutritious portable foods such as nutrition bars and grains-based snack bars. Edner’s results of operations have been included in the Consumer Products Group since the acquisition date.

On November 8, 2010, the Company acquired 100% of the outstanding shares of Dahlgren & Company, Inc. (“Dahlgren”), an integrated processor and global supplier of confection sunflower seed products including in-shell and kernel products, roasted sunflower and soy seeds, bird food, hybrid seed and other products. Dahlgren’s results of operations have been included in the Grains and Foods Group since the acquisition date.

SUNOPTA INC.	-F17-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as well as the consideration transferred to effect the acquisitions of Edner and Dahlgren, as of the respective acquisition dates.

	Edner	Dahlgren
	$	$
Net assets acquired:
Cash and cash equivalents	-	4,239
Current assets	2,376	23,231
Property, plant and equipment	1,418	12,402
Goodwill(1)	2,346	15,940
Intangible assets(2)	1,823	11,013
Other long-term assets	-	624
Current liabilities	(647)	(12,288)
Deferred income tax liability	-	(7,670)
	7,316	47,491

Consideration:
Cash consideration	4,000	46,303
Contingent consideration	3,316	1,188
	7,316	47,491

(1)	The goodwill recognized is attributable primarily to expected synergies and assembled workforces of Edner and Dahlgren. None of the goodwill is expected to be deductible for tax purposes.

(2)

Intangible assets of consist principally of acquired customer relationships of Edner and Dahlgren, which are being amortized over their estimated useful lives of approximately seven years and 12 years, respectively.

Pro Forma Consolidated Results of Operations (Unaudited)

The following table presents unaudited pro forma consolidated results of operations for the years ended December 29, 2012 and December 31, 2011, as if the acquisitions of WGI and Babco had occurred as of January 2, 2011, and the Inland and Lorton’s acquisitions had occurred as of January 1, 2010.

	December 29, 2012	December 31, 2011
	$	$
Pro forma revenue	1,113,598	1,078,574
Pro forma earnings attributable to SunOpta Inc.	22,667	5,584
Pro forma earnings per share
Basic	0.34	0.09
Diluted	0.34	0.08

The pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on unaudited historical financial information of the Company and the respective acquired businesses. The pro forma information reflects primarily the following pro forma adjustments:

  incremental amortization expense related to the fair value of the identifiable intangible assets acquired;

  additional depreciation expense related to the fair value adjustment to property, plant and equipment acquired;

  additional interest costs associated with an increase in borrowings directly used to finance the acquisitions; and

  consequential tax effects of the preceding adjustments.
SUNOPTA INC.	-F18-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

The pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the WGI and Babco acquisitions and the Inland and Lorton’s acquisitions been completed on January 2, 2011 and January 1, 2010, respectively, nor does it purport to project the future results of operations of the Company.

3. Discontinued Operations

Divestiture in Fiscal 2012

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

The Company recognized the following gain on sale of Purity in discontinued operations:

Cash consideration	$13,443
Transaction and related costs	(1,254)
Net proceeds	12,189

Net assets sold	12,939
Accumulated currency translation adjustment related to net assets sold	(1,359)
Pre-tax gain on sale	609
Recovery of income taxes(1)	199
Gain on sale of discontinued operations, net of income taxes	$808

(1)

The divestiture resulted in a pre-tax accounting loss on sale of $750 (before giving effect to the accumulated currency translation adjustment). The Company recognized a recovery of income taxes for the associated loss for Canadian tax purposes.

Included in the loss before income taxes from discontinued operations for the year ended December 31, 2011, are impairment charges of $6,025 and $1,485 related to the write-down of intangible assets and property, plant and equipment, respectively, of Purity.

Divestiture in Fiscal 2011

Colorado Sun Oil Processing LLC

Colorado Sun Oil Processing LLC (“CSOP”) was organized in 2008 under the terms of a joint venture agreement with Colorado Mills, LLC (“Colorado Mills”) to construct and operate a vegetable oil refinery adjacent to Colorado Mills’ sunflower crush plant. On August 12, 2011, the U.S. Bankruptcy Court, District of Colorado, accepted an asset purchase agreement submitted by Colorado Mills for CSOP and rejected an asset purchase agreement submitted by the Company. Based on the bankruptcy court ruling, the Company disposed of its interest in the CSOP joint venture, which was previously consolidated as a VIE as part of the Grains and Foods Group, and recognized a gain on sale of discontinued operations of $71. The operating results of CSOP for the years ended December 29, 2012 and December 31, 2011, include legal fees and interest costs incurred in connection with arbitration proceedings related to the joint venture agreement, which are included within earnings (loss) from discontinued operations, net of income taxes. In addition, included in the loss before income taxes from discontinued operations for the year ended December 31, 2011, is a pre-tax charge of $5,246 related to an arbitration ruling against the Company in favor of Colorado Mills (see note 20).

SUNOPTA INC.	-F19-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Divestitures in Fiscal 2010

SunOpta BioProcess Inc.

On August 31, 2010, the Company sold 100% of its ownership interest in SunOpta BioProcess Inc. (“SunOpta BioProcess”) to Mascoma in exchange for an equity ownership position in Mascoma, consisting of preferred stock, common stock and warrants to purchase common stock of Mascoma. The fair value of the non-cash consideration received was estimated to be $33,345 as of the date of sale. The Company recognized a gain on sale, net of income taxes, of $50,154 in discontinued operations, after taking account of the net liabilities of SunOpta BioProcess transferred to Mascoma and the release of additional paid-in capital in connection with the accelerated vesting of stock options related to certain SunOpta BioProcess employees. In addition, included in loss before income taxes from discontinued operations for the year ended January 1, 2011 is $15,280, of stock-based and other compensation awards that were triggered upon the change in control of SunOpta BioProcess. SunOpta BioProcess represented the Company’s former SunOpta BioProcess operating segment.

Canadian Food Distribution

On June 11, 2010, the Company sold its Canadian Food Distribution assets for cash consideration of $65,809, and recognized a gain on sale, net of income taxes, of $12,796 in discontinued operations. Canadian Food Distribution was formerly part of the Company’s former Distribution Group operating segment.

Operating Results Reported in Discontinued Operations

The following table presents the aggregate operating results of Purity, CSOP, Canadian Food Distribution and SunOpta BioProcess reported in earnings (loss) from discontinued operations:

	December 29, 2012	December 31, 2011	January 1, 2011
	$	$	$
Revenues	26,914	62,205	154,118

Earnings (loss) before income taxes	528	(15,724)	(20,401)
Recovery of (provision for) income taxes	(80)	4,465	1,395
Loss allocated to non-controlling interests	-	254	487
Earnings (loss) from discontinued operations, net of income taxes	448	(11,005)	(18,519)

SUNOPTA INC.	-F20-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

4. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of December 29, 2012 and December 31, 2011:

		December 29, 2012
		Fair value
		asset
		(liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	3,184	690	2,494	-
	Unrealized long-term derivative asset	93	-	93	-
	Unrealized short-term derivative liability	(1,623)	-	(1,623)	-
	Unrealized long-term derivative liability	(43)	-	(43)	-
(b)	Inventories carried at market(2)	15,426	-	15,426	-
(c)	Interest rate swap(3)	(396)	-	(396)	-
(d)	Forward foreign currency contracts(4)	(327)	-	(327)	-
(e)	Contingent consideration(5)	(4,398)	-	-	(4,398)

		December 31, 2011
		Fair value
		asset
		(liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	2,125	34	2,091	-
	Unrealized long-term derivative asset	271	-	271	-
	Unrealized short-term derivative liability	(1,410)	-	(1,410)	-
	Unrealized long-term derivative liability	(70)	-	(70)	-
(b)	Inventories carried at market(2)	12,685	-	12,685	-
(c)	Interest rate swap(3)	(256)	-	(256)	-
(d)	Forward foreign currency contracts(4)	(149)	-	(149)	-
(e)	Contingent consideration(5)	(4,456)	-	-	(4,456)

(1)

Unrealized short-term derivative asset is included in prepaid expenses and other current assets, unrealized long-term derivative asset is included in other assets, unrealized short-term derivative liability is included in other current liabilities and unrealized long-term derivative liability is included in long-term liabilities on the consolidated balance sheets.

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

SUNOPTA INC.	-F21-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the price of cocoa. These derivative instruments are not designated as hedges for accounting purposes. A $695 gain for the year ended December 29, 2012 and a loss of $839 for the year ended December 31, 2011 were recorded in cost of goods sold on the consolidated statements of operations related to changes in the fair value of these derivatives.

At December 29, 2012, the notional amounts of open corn and soybean commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels
	purchase (sale)
	Corn	Soybeans
Forward commodity purchase contracts	886	448
Forward commodity sale contracts	(709)	(675)
Commodity futures contracts	(481)	(256)

In addition, as at December 29, 2012, the Company had open forward contracts to sell 64 lots of cocoa.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the CBoT. Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the consolidated statements of operations. At December 29, 2012, the Company had 290,028 bushels of commodity corn and 502,256 bushels of commodity soybeans in inventories carried at market.

(c)	Interest rate swap

As at December 29, 2012, Opta Minerals held an interest rate swap with a notional value of Cdn $32,200 to pay a fixed rate of 1.85%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin, until February 2017. The net notional value decreases in accordance with the quarterly principal repayments on the Opta Minerals’ non-revolving term credit facility (see note 11).

At each period end, the Company calculates the mark-to-market fair value of the interest rate swap using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current marked-to-market position. The marked-to-market gain or loss is placed in level 2 of the fair value hierarchy. As the interest rate swap is designated as a cash flow hedge for accounting purposes, gains and losses on changes in the fair value of this derivative instrument is included on the consolidated statements of comprehensive earnings. For the year ended December 29, 2012, a $140 loss (December 31, 2011 – gain of $635; January 1, 2011 – gain of $496), net of income tax benefits of $53 (December 31, 2011 – income tax expense of $195; January 1, 2011 – income tax expense of $145), was recorded in other comprehensive earnings.

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. At December 29, 2012 the Company had open forward foreign exchange contracts with a notional value of €5,197 and $7,116 that resulted in an unrealized loss of $327, which is included in foreign exchange gain on the consolidated statements of operations.

SUNOPTA INC.	-F22-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
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

For the year ended December 29, 2012, the change in the fair value of the contingent consideration liability reflected the net addition related to the acquisition-date fair values of the contingent consideration arising from the acquisitions of Babco and Inland of $421 in the aggregate (see note 2) and the payment of $477 in the aggregate to the former owners of Edner and Dahlgren.

5. Accounts Receivable

	December 29, 2012	December 31, 2011
	$	$
Trade receivables	115,737	90,494
Allowance for doubtful accounts	(2,423)	(1,596)
	113,314	88,898

The change in the allowance for doubtful accounts provision for the years ended December 29, 2012 and December 31, 2011 is comprised as follows:

	December 29, 2012	December 31, 2011
	$	$
Balance, beginning of year	1,596	1,449
Net additions to provision	1,639	870
Accounts receivable written off, net of recoveries	(844)	(629)
Effects of foreign exchange rate differences	32	(94)
Balance, end of year	2,423	1,596

SUNOPTA INC.	-F23-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

6. Inventories

	December 29, 2012	December 31, 2011
	$	$
Raw materials and work-in-process	169,269	147,051
Finished goods	63,621	70,358
Company-owned grain	27,335	17,351
Inventory reserve	(4,487)	(6,305)
	255,738	228,455

The change in the inventory reserve for the years ended December 29, 2012 and December 31, 2011 is comprised as follows:

	December 29, 2012	December 31, 2011
	$	$
Balance, beginning of year	6,305	3,764
Additions to reserve during the year	3,458	6,905
Reserves applied and inventories written off during the year	(5,268)	(4,338)
Effect of foreign exchange rate differences	(8)	(26)
Balance, end of year	4,487	6,305

7. Investments

Mascoma Corporation

As at December 29, 2012 and December 31, 2011, the Company held an 18.7% equity ownership position in Mascoma. Mascoma is a privately-held renewable fuels company headquartered in the U.S. that has developed innovative technology for the low-cost conversion of abundant biomass. On August 31, 2010, the Company sold 100% of its ownership interest in SunOpta BioProcess to Mascoma in exchange for its equity ownership position in Mascoma (see note 3), with a carrying value of $33,345. In addition, on August 3, 2011, the Company purchased a $500 convertible subordinated note issued by Mascoma. The Company is accounting for its total investment in Mascoma using the cost method, as the Company does not have the ability to exercise significant influence over the operating and financial policies of Mascoma.

Although Mascoma has a history of recurring operating losses and negative cash flows, the Company considers the value of its investment to be predicated on the future prospects for Mascoma’s products and technologies. Mascoma’s ability to continue as a going concern is dependent on a number of factors, including its ability to raise additional capital to fund its operational, capital expenditure and debt service requirements, as well as to support its product-development activities. Each reporting period, the Company evaluates whether events or changes in circumstances have occurred that may have a significant adverse effect on its ability to recover the carrying value of its investment. The Company considers the pricing of recent arms-length private offerings of Mascoma’s equity securities, as well as other available information relating to Mascoma to assess the commercial viability and future earnings potential of its products and technologies and its ability to secure additional sources of funding as required. On the basis of its overall assessment, the Company has not estimated the fair value of its investment in Mascoma as at December 29, 2012, as no events or changes in circumstances were identified that may have a significant adverse effect on fair value of the investment.

SUNOPTA INC.	-F24-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

8. Property, Plant and Equipment

	December 29, 2012
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	7,659	-	7,659
Buildings	59,388	15,793	43,595
Machinery and equipment	153,204	69,841	83,363
Enterprise software	7,164	5,878	1,286
Office furniture and equipment	7,581	4,897	2,684
Vehicles	6,028	4,036	1,992
	241,024	100,445	140,579

	December 31, 2011
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	6,256	-	6,256
Buildings	47,498	13,044	34,454
Machinery and equipment	135,542	61,325	74,217
Enterprise software	6,818	5,220	1,598
Office furniture and equipment	6,238	4,163	2,075
Vehicles	5,352	3,368	1,984
	207,704	87,120	120,584

Included in machinery and equipment as at December 29, 2012 is $13,475 (December 31, 2011 - $8,016) representing construction in process assets which were not being depreciated as they had not yet reached the stage of commercial viability. Also included in machinery and equipment as at December 29, 2012 is equipment under capital leases with a cost of $1,132 (December 31, 2011 - $1,266) and a net book value of $994 (December 31, 2011 - $956). In addition, machinery and equipment includes $2,913 (December 31, 2011 - $2,618) of spare parts inventory.

Total depreciation expense included in cost of goods sold and selling, general and administrative expense on the consolidated statements of operations related to property, plant and equipment for the year ended December 29, 2012 was $15,293 (December 31, 2011 - $13,935; January 1, 2011 - $13,167).

SUNOPTA INC.	-F25-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Goodwill and Intangible Assets

	December 29, 2012	December 31, 2011
	$	$
Goodwill	57,414	49,387
Intangible assets with a finite life at cost, less accumulated amortization of $24,300 (December 31, 2011 - $19,198)	52,885	48,035

The following is a summary of changes in goodwill:

$
Balance at January 1, 2011	48,174
Acquisitions during the year	1,233
Additions during the year(1)	249
Impact of foreign exchange	(269)
Balance at December 31, 2011	49,387
Acquisitions during the year	7,892
Additions during the year(1)	250
Reduction during the year(2)	(251)
Impact of foreign exchange	136
Balance at December 29, 2012	57,414

(1)

During the years ended December 29, 2012 and December 31, 2011, the Company recorded contingent consideration payments of $250 and $249, respectively, as an increase to goodwill relating to business combinations that occurred prior to January 1, 2009.

(2)	Reduction during the year ended December 29, 2012 related to an adjustment to the final purchase price allocation in connection with the acquisition of Inland (see note 2).

There was no indication of goodwill impairment based on the testing done for the years ended December 29, 2012 and December 31, 2011.

For the year ended January 1, 2011, the Company determined that the carrying value of goodwill in the former Natural Health Products reporting unit exceeded its fair value. As a result, the Company recorded a non-cash goodwill impairment charge of $1,654, which has been reclassified to discontinued operations as a result of the divestiture of Purity (see note 3). The following table summarizes the critical assumptions that were used in estimating fair value of the former Natural Health Products reporting unit:

Estimated cumulative average operating income growth (2011 - 2015)	47.4%
Projected long-term annual operating income growth(1)	2.5%
Weighted-average discount rate(2)	15.0%

(1)	Represents the operating income growth rate used to determine terminal value.
(2)

Represents the targeted weighted-average discount rate of 11% plus the impact of a specific reporting unit risk premium to account for the estimated additional uncertainty associated with future cash flows.

SUNOPTA INC.	-F26-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

The following is a summary of changes in intangible assets:

	Customer and other	Patents and
	relationships	trademarks	Other	Total
	$	$	$	$
Balance at January 1, 2011	48,763	649	2,999	52,411
Acquisitions (see note 2)	718	-	-	718
Additions	-	-	81	81
Impairments (see note 14)	-	-	(270)	(270)
Amortization	(3,674)	(103)	(679)	(4,456)
Impact of foreign exchange	(438)	-	(11)	(449)
Balance at December 31, 2011	45,369	546	2,120	48,035
Acquisitions (see note 2)	9,347	-	-	9,347
Additions	-	-	128	128
Amortization	(4,163)	(101)	(669)	(4,933)
Impact of foreign exchange	295	-	13	308
Balance at December 29, 2012	50,848	445	1,592	52,885

The Company estimates that the aggregate future amortization expense associated with finite-life intangible assets in each of the next five fiscal years and thereafter will be as follows:

$
2013	4,980
2014	4,851
2015	4,630
2016	4,354
2017	4,354
Thereafter	29,716
52,885

10. Accounts Payable and Accrued Liabilities

	December 29, 2012	December 31, 2011
	$	$
Accounts payable	86,297	78,151
Payroll and commissions	10,389	9,362
Accrued grain liabilities	20,931	14,616
Other accruals	10,927	12,179
	128,544	114,308

SUNOPTA INC.	-F27-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

11. Bank Indebtedness and Long-Term Debt

	December 29, 2012	December 31, 2011
	$	$
Bank indebtedness:
Canadian line of credit facility(1)	-	26
U.S. line of credit facility(1)	75,700	51,617
European credit facilities(2)	44,611	-
TOC line of credit facilities(2)	-	50,310
Opta Minerals revolving term credit facility(3)	10,750	-
Opta Minerals Canadian line of credit facility(3)	-	7,765
	131,061	109,718

Long-term debt:
Non-revolving real estate term facility(1)	-	12,133
Non-revolving machinery and equipment term facility(1)	-	11,078
Opta Minerals non-revolving term credit facility(3)	50,315	-
Opta Minerals term loan facility(3)	-	6,392
Opta Minerals revolving acquisition facility(3)	-	12,420
Lease obligations(4)	7,219	786
Promissory notes(5)	-	8,744
Other	664	711
	58,198	52,264
Less: current portion	6,925	35,198
	51,273	17,066

(1)	Syndicated credit facilities

The syndicated credit facilities support the core North American food operations of the Company.

On July 27, 2012, the Company entered into an amended and restated credit agreement with a syndicate of lenders. The amended agreement provides secured revolving credit facilities of Cdn $10,000 (or the equivalent U.S. dollar amount) and $165,000, as well as an additional $50,000 in availability upon the exercise of an uncommitted accordion feature. The maximum availability on these facilities is based on a borrowing base that includes certain accounts receivable and inventories of the Company’s North American businesses as defined in the credit agreement. These facilities mature on July 27, 2016, with the outstanding principal amount repayable in full on the maturity date. The facilities replaced the Company’s previous line of credit facilities of Cdn $10,000 and $115,000, and refinanced non-revolving term facilities totalling approximately $21,000, which were due to mature on October 30, 2012.

Interest on borrowings under these facilities accrues based on various reference rates including LIBOR, plus an applicable margin of 1.75% to 2.50%, which is set quarterly based on average borrowing availability. As at December 29, 2012, the weighted-average interest rate on the facilities was 2.46%.

These facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, excluding Opta Minerals and The Organic Corporation (“TOC”).

SUNOPTA INC.	-F28-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

(2)	European credit facilities

The European credit facilities support the global sourcing, supply and processing capabilities of the International Foods Group.

On September 25, 2012, TOC and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provides for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. The revolving credit facility is secured by the working capital of TOC and certain of its subsidiaries. A portion of the revolving credit facility was used to repay an existing €35,000 line of credit facility of TOC, as well as an additional €5,000 in borrowings that were secured by a letter of credit drawn on the Company’s syndicated credit facilities. The revolving credit facility and pre-settlement facility are due on demand with no set maturity date, and the credit limit may be extended or adjusted upon approval of the lenders. Interest costs under the facilities accrue based on either a loan margin of 1.75% or an overdraft margin of 1.85% plus the cost of funds as set by each of the lenders on a periodic basis. The cost of funds as set by the lenders was 0.11% at December 29, 2012.

On March 26, 2012, TOC entered into a €4,990 credit facility to pre-finance the construction of equipment for a cocoa processing facility to be located in Middenmeer, the Netherlands. As of December 29, 2012, €3,493 of this facility had been utilized to fund the construction in process. Interest on borrowings under this facility accrues at 3.8%. Upon completion of the assets under construction, borrowings under this facility will be repaid through a long-term lease facility (as described below under (4)).

(3)	Opta Minerals credit facilities

These credit facilities are specific to the operations of Opta Minerals.

On July 24, 2012, Opta Minerals amended its credit agreement dated May 18, 2012, to provide for a Cdn $20,000 revolving term credit facility (reducing to Cdn $15,000 on January 1, 2013) and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility matures on August 14, 2013, with the outstanding principal amount repayable in full on the maturity date. The first tranche of the non-revolving term credit facility, in the amount of Cdn $37,500, was used by Opta Minerals to refinance borrowings under its existing term loan and revolving acquisition facilities. The principal is repayable in equal quarterly installments of approximately Cdn $938. The second tranche of Cdn $15,000 was primarily used to fund the acquisition of WGI (see note 2), with the principal being repayable in equal quarterly installments of Cdn $375. Opta Minerals may be required to make additional repayments on the non- revolving term credit facility if certain financial ratios are not met. The non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date.

Interest on the borrowings under these facilities accrue at the borrower’s option based on various reference rates including LIBOR, plus an applicable margin of 2.00% to 3.50% based on certain financial ratios of Opta Minerals. Opta Minerals utilizes an interest rate swap to hedge the interest payments on a portion of the borrowings under the non- revolving term credit facility (see note 4). As at December 29, 2012, the weighted-average interest rate on the amended credit facilities was 5.5%, after taking into account the related interest rate hedging activities.

The credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals.

(4)	Lease obligations

On October 1, 2012, TOC entered into a €4,990 ($6,595) lease facility to provide for long-term financing on equipment for the cocoa processing facility in the Netherlands. Interest on this facility accrues at an effective rate of 5.9% and the facility matures on October 1, 2019. Principal and accrued interest is repayable in equal monthly installments of €73. Borrowings under this facility are recorded as restricted cash on the consolidated balance sheet at December 29, 2012, as this amount will be applied to the repayment of the credit facility used to pre-finance the construction of the equipment (as described above under (2)).

SUNOPTA INC.	-F29-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

The Company has other obligations under capital leases that are repayable over a weighted-average term of 3.5 years, with a weighted-average interest rate of 5.1%.

(5)	Promissory notes

The promissory notes were issued principally in connection with the Company’s acquisition of TOC in April 2008. As at December 31, 2011, the weighted-average interest rate on the promissory notes was 5.4%. During the year ended December 29, 2012, the remaining balance owing on these notes, including accrued interest, was paid to the former shareholders of TOC.

Principal repayments of long-term debt are as follows:

$
2013	6,925
2014	6,557
2015	6,241
2016	6,251
2017	6,283
Thereafter	25,941
58,198

Interest expense (including standby fees and the amortization of deferred financing costs) and interest income are as follows:

	December 29, 2012	December 31, 2011	January 1, 2011
	$	$	$
Interest expense	9,602	9,086	9,950
Interest income	(269)	(247)	(201)
Interest expense, net	9,333	8,839	9,749

12. Employee Future Benefits

TOC maintains a defined benefit pension plan for its employees. Contributions made to the plan by TOC and its employees totaled $327 and $302 for the years ended December 29, 2012 and December 31, 2011, respectively. As at December 29, 2012, the fair value of the plan assets amounted to $1,612 (December 31, 2011 - $761) and the projected benefit obligation of the plan totaled $2,136 (December 31, 2011 - $1,267). As at December 29, 2012, the future service lives of plan participants was estimated to be 31 years. The net pension liabilities of $524 and $506 as of December 29, 2012 and December 31, 2011, respectively, are included in long-term liabilities on the consolidated balance sheets. The net periodic benefit cost of the plan amounted to $289, $217 and $173 in the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

SUNOPTA INC.	-F30-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

13. Capital Stock

The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value (of which none are outstanding).

Stock Option Plans

Under the Company’s 2002 Amended and Restated Stock Option Plan, the Company may issue up to 7,500,000 common shares on the exercise of stock options granted to employees and directors. As at December 29, 2012, 1,704,541 (December 31, 2011 - 2,838,241) options are remaining to be granted under this plan. Options granted in the year ended December 29, 2012 vest ratably on each of the first through fifth anniversaries of the grant date and expire on the tenth anniversary of the grant date. Options granted prior to January 1, 2012 generally vest ratably on each of the first through fifth anniversaries from the date of grant and expire on the sixth anniversary of the grant date.

Employee/director stock options granted by the Company contain an exercise price, which is equal to the closing market price of the shares on the day prior to the grant date. The Company uses reserved and unissued common shares to satisfy option exercises under the plan. Any consideration paid by employees/directors on exercise of stock options or purchase of stock is credited to capital stock.

Details of changes in employee/director stock options are as follows:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at beginning of year	2,656,060	$5.51
Granted	1,375,500	5.56
Exercised	(99,760)	2.42
Forfeited or expired	(244,300)	7.89
Outstanding at end of year	3,687,500	$5.46	4.5	$3,036
Exercisable at end of year	1,028,740	$5.55	3.0	$1,414

The weighted-average grant-date fair values of all stock options granted in the years ended December 29, 2012, December 31, 2011 and January 1, 2011 were $3.41, $4.36 and $2.79, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the options granted in those years were as follows:

	December 29, 2012	December 31, 2011	January 1, 2011
Dividend yield(1)	0%	0%	0%
Expected volatility(2)	65.8%	68.0%	68.2%
Risk-free interest rate(3)	1.2%	1.8%	2.3%
Expected life of options (years)(4)	6.5	6.0	6.0

(1)	Determined based on expected annual dividend yield at the time of grant.
(2)	Determined based on historical volatility of the Company’s common shares over the expected life of the option.
(3)	Determined based on the yield on U.S. Treasury zero-coupon issues with maturity dates equal to the expected life of the option.
(4)

For the year ended December 29, 2012, determined using simplified method, as the Company changed the term of its stock option grants from six years to 10 years and, as a result, historical exercise data may no longer provide a reasonable basis upon which to estimate expected life. For the years ended December 31, 2011 and January 1, 2011, determined based on historical exercise and forfeiture patterns.

SUNOPTA INC.	-F31-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

The fair value of the options is based on estimates of the number of options that management expects to vest, which is estimated to be 85% of the granted amounts.

Details of employee/director stock options outstanding as at December 29, 2012 are as follows:

			Vested	Weighted-	Total	Weighted-
	Exercise price range		outstanding	average price	outstanding	average price
Expiry date	Low	High	options	(vested)	options	(total)
2013	$12.31	$13.75	155,500	$12.57	155,500	$12.57
2014	4.06	13.35	228,800	5.59	292,100	5.59
2015	0.91	1.92	297,940	1.65	564,900	1.66
2016	4.45	5.62	182,900	4.49	485,000	4.49
2017	4.88	7.72	163,600	7.07	818,000	7.07
2022	5.14	5.73	-	-	1,372,000	5.56
			1,028,740	$5.55	3,687,500	$5.46

Earnings from continuing operations for the year ended December 29, 2012 included $2,753 (December 31, 2011 - $2,090; January 1, 2011 - $2,136) of stock compensation expense related to the Company’s stock-based compensation arrangements, including $501 (December 31, 2011 - $354; January 1, 2011- $777) in stock-based compensation for the options issued by Opta Minerals to its employees. In addition, the Company realized a cash tax benefit of $12 (December 31, 2011 - $86; January 1, 2011 - $42) relating to options granted in prior years and exercised in the current year, which was recorded as an increase in additional paid-in capital. Total compensation costs related to non-vested awards not yet recognized as an expense is $6,827 as at December 29, 2012, which will be amortized over a weighted-average remaining vesting period of 2.3 years.

Employee Share Purchase Plan

The Company maintains an employee share purchase plan whereby employees can purchase common shares through payroll deductions. In the year ended December 29, 2012, the Company’s employees purchased 111,078 common shares (December 31, 2011 - 119,028; January 1, 2011 - 198,903) for total proceeds of $546 (December 31, 2011 - $626; January 1, 2011 - $760). As at December 29, 2012, 1,443,986 (December 31, 2011 - 1,555,064) common shares are remaining to be granted under this plan.

Warrants

On February 5, 2010, the Company issued warrants exercisable for up to 250,000 common shares at an exercise price of $3.25 per share as partial payment for general investment banking financial advisory services. On June 11, 2010, the Company issued warrants exercisable for up to 600,000 common shares at an exercise price of $5.11 per share as partial payment for advisory services in connection with the sale of the Canadian Food Distribution assets (see note 3). A fair value of $2,163 was assigned to these warrants, determined using the Black-Scholes option pricing model. The fair value of the warrants was expensed in full as of the dates of issuance, with the offset recorded as an increase to additional paid-in capital. As at December 29, 2012, none of the warrants have been exercised.

SUNOPTA INC.	-F32-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

14. Other Expense (Income), Net

		December 29, 2012	December 31, 2011	January 1, 2011
		$	$	$

(a)	Severance and other rationalization costs	1,705	505	1,169
(b)	Acquisition-related transaction costs	671	467	547
(c)	Long-lived asset impairment charges	-	358	7,549
(d)	Gain on sale of assets	(376)	(2,872)	-
(e)	Fair value of contingent consideration	-	(1,235)	-
(f)	Legal settlements	-	(512)	-
(g)	Wind-up of defined benefit pension plan	-	-	588
	Other	194	457	456
		2,194	(2,832)	10,309

(a)	Severance and other rationalization costs

For the year ended December 29, 2012, the Company recorded employee severance and other costs in connection with the rationalization of a number of operations and functions in an effort to streamline operations. The Company incurred severance costs of $500 in total as a result of a reduction in its salaried workforce of approximately 6%, and the Company accrued $795 of severance payable to a former executive officer over a period of 15 months. In addition, Opta Minerals recorded severance costs of $410 in connection with the acquisition of WGI.

For the year ended December 31, 2011, the Company recorded employee severance and other rationalization costs mainly in connection with the divestiture of fruit processing operations in Mexico and California. For the year ended January 1, 2011, these costs were related to the rationalization of operations at the Frozen Foods operations and the closure of the Company’s brokerage operation in Chicago, Illinois.

(b)	Acquisition-related transaction costs

Represents transaction costs incurred in connection with the fiscal 2012 acquisitions of WGI and Babco, the fiscal 2011 acquisitions of Inland and Lorton’s, and the fiscal 2010 acquisitions of Edner and Dahlgren (see note 2).

(c)	Long-lived asset impairment charges

For the year ended December 31, 2011, the Company wrote off certain long-lived tangible and intangible assets of the frozen food operation of the Consumer Products Group in the amounts of $88 and $270, respectively.

For the year ended January 1, 2011, the Company recorded an asset impairment charge of $4,224 against the carrying value of property, plant and equipment within the Mexican and California fruit processing operations. Following management’s decision to rationalize these operations, the carrying value of the property, plant and equipment was written down to its fair value. A supplier relationship intangible asset in the amount of $454 was also written off, as the rationalization plan impaired all future value of the relationship. In addition, the Company identified and wrote off $516 of obsolete equipment at its healthy snacks operation. The Company also recorded an intangible assets impairment charge of $2,355 in connection with the closure of its Chicago-based brokerage operation. All of these impairments charges were related to the Consumer Products Group and totaled $7,549.

(d)	Gain on sale of assets

For the year ended December 29, 2012, the gain on sale of assets comprises an insurance recovery that was in excess of the carrying amount of the insured assets.

SUNOPTA INC.	-F33-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

For the year ended December 31, 2011, the Company completed the sale of land, buildings and processing equipment located in Mexico for proceeds of $5,650. The Company recorded a gain on sale of $2,872, after deducting the carrying value of the assets and related transaction costs.

(e)	Fair value of contingent consideration

For the year ended December 31, 2011, the Company remeasured the fair value of the contingent consideration related to the acquisitions of Edner and Dahlgren, which resulted in a $1,235 reduction in the related contingent consideration liabilities.

(f)	Legal settlements

For the year ended December 31, 2011, the Company recorded a recovery of $512 in connection with the settlement of a class action lawsuit with a former employee. In fiscal 2009, the Company had accrued $1,200 related to the tentative settlement of this matter.

(g)	Wind-up of defined benefit pension plan

As a result of the wind-up of a defined benefit plan of its former Mexican operations in fiscal 2010, the Company recognized a non-cash charge of $588 that was previously recorded in accumulated other comprehensive income on the consolidated balance sheet.

SUNOPTA INC.	-F34-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

15. Income Taxes

The provision for income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rate to earnings before income taxes due to the following:

	December 29, 2012	December 31, 2011	January 1, 2011
	$	$	$
Income tax provision at combined statutory rate	9,392	7,773	7,925

Income (decrease) by the effects of:
Impact of foreign exchange	18	194	(138)
Change in valuation allowance	(1,354)	(1,054)	(3,708)
Foreign tax rate differential	2,820	824	849
Impact of substantively enacted tax rates	(406)	1,036	(298)
Benefits of intercompany financing structures	(210)	(1,231)	(1,483)
Impact of capital gains and losses	-	-	2,227
Impact of goodwill and intangible asset impairments	-	109	(8)
Change in unrecognized tax benefits	180	-	(549)
SRED and other ITCs carried forward in the year	-	606	264
Expiring non-capital losses and R&D credits plus a change in Canadian capital losses	-	2,002	-
Other	494	(363)	2,042
Provision for income taxes	10,934	9,896	7,123

The components of earnings (loss) from continuing operations before income taxes are shown below:

	December 29, 2012	December 31, 2011	January 1, 2011
	$	$	$
Canada	9,070	(1,559)	(5,013)
U.S.	15,416	17,136	24,645
Other	10,959	12,185	5,494
	35,445	27,762	25,126

SUNOPTA INC.	-F35-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

The components of the provision (recovery) of income taxes are shown below:

	December 29, 2012	December 31, 2011	January 1, 2011
	$	$	$
Current income tax provision (recovery):
Canada	250	(468)	2,546
U.S.	3,123	3,534	1
Other	3,041	2,724	1,103
	6,414	5,790	3,650

Deferred income tax provision (recovery):
Canada	889	613	(3,070)
U.S.	3,648	3,121	7,802
Other	(17)	372	(1,259)
	4,520	4,106	3,473
Provision for income taxes	10,934	9,896	7,123

Deferred income taxes of the Company are comprised of the following:

	December 29, 2012	December 31, 2011	January 1, 2011
	$	$	$
Differences in property, plant and equipment and intangible assets	(33,476)	(29,088)	(30,998)
Capital and non-capital losses	16,076	16,240	26,651
Tax benefit of scientific research expenditures	5,086	4,908	3,513
Tax benefit of costs incurred during share issuances	368	191	(2,072)
Inventory basis differences	1,944	2,423	3,020
Other accrued reserves	1,241	2,124	(2,283)
	(8,761)	(3,202)	(2,169)
Less: valuation allowance	3,145	4,547	5,880
Net deferred income tax liability	(11,906)	(7,749)	(8,049)

The components of the deferred income tax asset (liability) are shown below:

	December 29, 2012	December 31, 2011	January 1, 2011
	$	$	$
Canada	7,848	11,278	10,451
U.S.	(16,721)	(16,009)	(16,136)
Other	(3,033)	(3,018)	(2,364)
	(11,906)	(7,749)	(8,049)

SUNOPTA INC.	-F36-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

The components of the deferred income tax valuation allowance are as follows:

	December 29, 2012	December 31, 2011	January 1, 2011
	$	$	$
Balance, beginning of year	4,547	5,880	7,178
Decrease in valuation allowance	(1,354)	(1,054)	(3,708)
Adjustments to valuation allowance as a result of acquisitions and foreign exchange	(48)	(279)	2,410
Balance, end of year	3,145	4,547	5,880

The Company has approximately $10,847 (December 31, 2011 - $10,628) in Canadian scientific expenditures, which can be carried forward indefinitely to reduce future years’ taxable income. The Company also has approximately $958 and $71 (December 31, 2011 – $1,003 and $390) in Canadian and U.S. scientific research investment tax credits and $166 (December 31, 2011 - $166) in Massachusetts research and development tax credits, which will expire in varying amounts up to 2029.

The Company has Canadian and U.S. federal non-capital loss carry-forwards of approximately $28,821 and $11,517, respectively, as at December 29, 2012 (December 31, 2011 - $25,790 and $7,743, respectively). The Company also has state loss carry-forwards of approximately $11,311 as at December 29, 2012 (December 31, 2011 - $8,842). The amounts are available to reduce future federal and provincial/state income taxes. Non-capital loss carry-forwards attributable to Canada and the U.S. expire in varying amounts over the next 20 years.

The Company has Canadian capital losses of approximately $845 as at December 29, 2012 (December 31, 2011 - $655) for which a full valuation allowance exists. These amounts are available to reduce future capital gains and do not expire.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on this evaluation, a valuation allowance of $3,145 (December 31, 2011 - $4,547) has been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

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

	December 29, 2012	December 31, 2011
	$	$
Balance, beginning of year	2,568	2,568
Additions based on tax positions related to the current year	189	-
Balance, end of year	2,757	2,568

The Company’s unrecognized tax benefits largely include a possible reduction to prior year losses for U.S. exposures relating to the deductibility of certain interest amount accrued. The Company believes that it is reasonably possible that a decrease in unrecognized tax benefits related to tax exposures in the U.S. may be necessary as statute limitations lapse beginning in 2015.

SUNOPTA INC.	-F37-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations. The Company recognized $nil in potential interest and penalties associated with unrecognized tax benefits for the year ended December 29, 2012 (December 31, 2011 - $nil). The unrecognized tax benefits have been recorded as a reduction of long-term deferred tax assets. All of the unrecognized tax benefits could impact the Company's effective tax rate if recognized.

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

16. Earnings (Loss) Per Share

Earnings (loss) per share were calculated as follows:

	December 29, 2012	December 31, 2011	January 1, 2011
Earnings from continuing operations attributable to SunOpta Inc.	$22,968	$16,230	$16,635
Earnings (loss) from discontinued operations, net of taxes	1,256	(10,934)	44,431
Earnings attributable to SunOpta Inc.	$24,224	$5,296	$61,066

Basic weighted-average number of shares outstanding	65,897,969	65,644,372	65,179,067
Dilutive potential of the following:
Employee/director stock options	551,723	705,332	663,506
Warrants	161,705	233,445	185,705
Diluted weighted-average number of shares outstanding	66,611,397	66,583,149	66,028,278

Earnings (loss) per share - basic:
- from continuing operations	$0.35	$0.25	$0.26
- from discontinued operations	0.02	(0.17)	0.68
	$0.37	$0.08	$0.94

Earnings (loss) per share - diluted:
- from continuing operations	$0.34	$0.24	$0.25
- from discontinued operations	0.02	(0.16)	0.67
	$0.36	$0.08	$0.92

For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, options to purchase 2,045,200, 1,355,700 and 837,900 common shares, respectively, have been excluded from the calculations of diluted earnings per share due to their anti-dilutive effect.

SUNOPTA INC.	-F38-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

17. Supplemental Cash Flow Information

	December 29, 2012	December 31, 2011	January 1, 2011
	$	$	$
Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	(18,904)	4,632	(9,303)
Inventories	(19,180)	(39,687)	(38,334)
Income tax recoverable	2,395	(1,249)	1,201
Prepaid expenses and other current assets	3,409	4,532	(10,456)
Accounts payable and accrued liabilities	9,541	(10,254)	18,726
Customer and other deposits	3,901	(2,143)	1,816
	(18,838)	(44,169)	(36,350)

Cash paid for:
Interest	8,541	7,632	8,993
Income taxes	6,304	7,256	2,105

As at December 29, 2012, cash and cash equivalents included $3,966 (December 31, 2011 - $698) that is specific to Opta Minerals and cannot be utilized by the Company for general corporate purposes.

18. Related Party Transactions and Balances

The following table summarizes related party transactions and balances not disclosed elsewhere in these consolidated financial statements:

		December 29, 2012	December 31, 2011	January 1, 2011
		$	$	$
Transactions:
(a)	Purchases and sales at market prices:
	President of Grains and Foods Group - purchases	172	469	502
	President of Grains and Foods Group - sales	316	174	104
	Employees of Grains and Foods Group - purchases	365	1,352	823
	Employees of Grains and Foods Group - sales	1,170	335	217
(b)	Sales of coffee beans at market prices	871	700	381
(c)	Rent paid at market rates	498	512	430
(d)	Interest paid on promissory notes	112	225	320

Balances:
(e)	Amount due under employment contract	215	248	380
(f)	Contingent consideration obligations	62	233	447

(a)

Represents purchases of agronomy products from the Company at market prices, as well as the sale of organic corn and soybeans at market prices to the Company, which are included in revenues and cost of goods sold, respectively, on the consolidated statements of operations.

SUNOPTA INC.	-F39-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

(b)

Represents the sale of coffee beans at market prices from TOC to a company that is owned by the non-controlling shareholder of Trabocca B.V., a less-than-wholly-owned subsidiary of TOC. These sales are included in revenues on the consolidated statement of operations.

(c)

Represents rental payments at market rates for the lease of production, warehouse and/or office facilities from former owners or shareholders of acquired businesses who remain employed by the Company. These payments are included in selling, general and administrative expenses on the consolidated statements of operations.

(d)

Represents interest payments on promissory notes issued to former shareholders of TOC (see note 11), who remained in senior management positions with TOC. These payments are included in interest expense, net on the consolidated statements of operations.

(e)

Represents the amount owed under an employment contract with the Company’s former Chief Executive Officer (“CEO”), who remains Chairman of the Board. This contract provides for annual consulting fees to be paid until 2020, regardless of whether the former CEO continues to provide services to the Company. The remaining amount due is included in long- term liabilities on the consolidated balance sheets.

(f)

Represents contingent consideration obligations payable by Opta Minerals to former owners or shareholders of acquired businesses who remain employed by, or have been appointed directors of Opta Minerals. These obligations are included in long-term liabilities on the consolidated balance sheets.

19. Variable Interest Entity

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

The liabilities of the VIE consolidated by the Company represent claims against the specific assets of the VIE, and not additional claims on the Company’s general assets. There is no recourse available to the creditors of the VIE against the Company. The impact of consolidating the investment in the joint venture on the consolidated balance sheet is as follows:

	December 29, 2012	December 31, 2011
	$	$
Current assets	1,330	718
Property, plant and equipment	1,320	1,361
Current liabilities	(482)	(414)
Long-term debt	(664)	(711)
Long-term liabilities	(271)	(330)
Non-controlling interest	429	36
Net investment by the Company	1,662	660

SUNOPTA INC.	-F40-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

20. Commitments and contingencies

(a)	Colorado Sun Oil Processors, LLC dispute

Colorado Mills and SunOpta Grains and Foods Inc. (formally Sunrich LLC, herein “Grains and Foods”), a wholly– owned subsidiary of the Company, organized a joint venture through CSOP. The purpose of the joint venture was to construct and operate a vegetable oil refinery adjacent to Colorado Mills’ sunflower seed crush plant located in Lamar, Colorado. During the relationship, disputes arose between the parties concerning management of the joint venture, record-keeping practices, certain unauthorized expenses incurred on behalf of the joint venture by Colorado Mills, procurement of crude oil by Sunrich from Colorado Mills for processing at the joint venture refinery, and the contract price of crude oil offered for sale under an output term of the joint venture agreement.

The parties initiated a dispute resolution process as set forth in the joint venture agreement, which Colorado Mills aborted prematurely through the initiation of suit in Prowers County District Court, Colorado on March 16, 2010. Subsequent to the filing of that suit, Colorado Mills acted with an outside creditor of the joint venture to involuntarily place the joint venture into bankruptcy. In August 2011, as part of the bankruptcy proceeding initiated in June 2010 in the U.S. Bankruptcy Court, District of Colorado, Colorado Mills purchased substantially all of the assets of the joint venture (see note 3).

A separate arbitration proceeding occurred between Grains and Foods and Colorado Mills to resolve direct claims each party asserted against the other. The case was arbitrated during the week of August 8, 2011 and proposed findings were filed on September 13, 2011. On January 4, 2012 the arbitrator entered an award denying Grains and Foods’ claims and awarding Colorado Mills $4,816 for its breach of contract claim and $430 for accrued interest. The Company subsequently filed a motion to vacate the arbitration award on March 30, 2012 in Prowers County District Court. Colorado Mills filed a response on April 20, 2012. The Company filed a reply on April 27, 2012. The Prowers County District Court denied the Company’s motion and entered judgment on the arbitration award on July 6, 2012 in the amount of $4,816. On July 13, 2012, the Company bonded the judgment in the amount of $6,875, or approximately 125% of the judgment amount, to stay execution of the judgment pending the Company’s filing of an appeal to the Colorado Court of Appeals. On August 20, 2012, the Company appealed the judgment to the Colorado Court of Appeals. Oral Argument for the appeal has not yet been scheduled. Although management believes the claims asserted by Colorado Mills are baseless, that the arbitrator committed prejudicial error, and that vacatur of the award is warranted, management cannot predict whether the prospect of an unfavorable outcome in this matter is probable. As of December 29, 2012 and December 31, 2011, the Company accrued the full value of the award, together with accrued interest, pending the outcome of post-arbitration judicial proceedings.

(b)	Other claims

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

(c)	Environmental laws

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

SUNOPTA INC.	-F41-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

(d)	Grain, sunflower and other commitments

As at December 29, 2012, the Company held grain for the benefit of others in the amount of $6,879 (December 31, 2011 - $5,306). The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain. As at December 29, 2012, the Company also has commitments to purchase $70,295 (December 31, 2011 - $46,190) of grains and sunflowers in the normal course of business. In addition, the Company has other supplier and purchase commitments in the amount of $12,384 as at December 29, 2012 (December 31, 2011 - $2,720).

(e)	Letters of credit

The Company has outstanding letters of credit at December 29, 2012 totaling $4,998 (December 31, 2011 - $15,189).

(f)	Real property lease commitments

The Company has entered into various leasing arrangements, which have fixed monthly rents that are adjusted annually each year for inflation.

Minimum commitments under operating leases, principally for processing facilities, warehouse and distribution facilities, and equipment for the next five fiscal years and thereafter are as follows:

$
2013	12,996
2014	11,583
2015	9,791
2016	7,427
2017	5,975
Thereafter	10,675
58,447

In the years ended December 29, 2012, December 31, 2011 and January 1, 2011, net minimum rents, including contingent rents and sublease rental income, were $10,704, $10,211 and $9,102, respectively.

SUNOPTA INC.	-F42-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

21. Segmented Information

In the first quarter of 2012, the Company implemented changes to its organizational structure to align the operations of SunOpta Foods according to the type of customers and markets served, rather than by product groupings. Consequently, the Company has realigned its reportable operating segments to reflect the resulting changes in management reporting and accountability to the Company’s Chief Executive Officer. With this realignment, SunOpta Foods consists of the following four operating segments: Grains and Foods Group, Ingredients Group, Consumer Products Group and International Foods Group. This new structure is more closely aligned with the Company’s integrated business models that specialize in the sourcing, processing and packaging of natural, organic and specialty food products.

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

Effective with the realignment, the Company operates in the following business segments:

(a)

SunOpta Foods sources, processes, packages and markets a wide range of natural, organic and specialty raw materials, ingredients and packaged food products, with a focus on soy, corn, sunflower, fruit, fiber and other natural and organic food products. There are four operating segments within SunOpta Foods:

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

iii.

Consumer Products Group provides natural and organic consumer packaged food products to major global food manufacturers, distributors and supermarket chains with a variety of branded and private label products; and

iv.	International Foods Group includes European and North American based operations that source and supply raw material ingredients and trade organic commodities.

(b)

Opta Minerals processes, distributes and recycles industrial minerals, silica-free abrasives, and specialty sands for use in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries.

(c)

Corporate Services provide a variety of management, financial, information technology, treasury and administration services to the operating segments from the head office in Brampton, Ontario, and information technology and shared services from its office in Edina, Minnesota.

The Company’s assets, operations and employees are principally located in the U.S., Canada, Europe, China and Ethiopia. Revenues are allocated based on the location of the customer.

Other expense (income), interest expense (income), and provision for income taxes are not allocated to operating segments.

SUNOPTA INC.	-F43-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

The following segmented information for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 is provided on the basis of the Company’s new operating segments alignment and the divestiture of Purity (see note 3):

	December 29, 2012
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	775,373	75,799	-	851,172
Canada	30,370	29,243	-	59,613
Europe and other	158,670	21,609	-	180,279
Total revenues from external customers	964,413	126,651	-	1,091,064

Segment operating income (loss)	42,911	10,062	(6,001)	46,972

Other expense, net				2,194
Interest expense, net				9,333
Provision for income taxes				10,934
Earnings from continuing operations				24,511

Identifiable assets	515,175	141,418	50,717	707,310
Depreciation and amortization	13,677	5,731	818	20,226
Goodwill	42,497	14,917	-	57,414
Expenditures on property, plant and equipment	21,232	2,504	812	24,548

	December 29, 2012
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	456,804	74,176	178,121	66,272	775,373
Canada	14,695	5,325	1,579	8,771	30,370
Europe and other	53,160	3,043	1,322	101,145	158,670
Total revenues from external customers	524,659	82,544	181,022	176,188	964,413

Segment operating income (loss)	32,796	3,464	(982)	7,633	42,911

Identifiable assets	253,624	54,198	80,097	127,256	515,175
Depreciation and amortization	7,283	2,613	2,744	1,037	13,677
Goodwill	19,066	12,030	2,934	8,467	42,497
Expenditures on property, plant and equipment	7,755	2,114	4,033	7,330	21,232

SUNOPTA INC.	-F44-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

	December 31, 2011
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	704,179	63,708	-	767,887
Canada	33,494	15,277	-	48,771
Europe and other	189,078	14,135	-	203,213
Total revenues from external customers	926,751	93,120	-	1,019,871

Segment operating income (loss)	34,958	7,577	(8,766)	33,769

Other income, net				(2,832)
Interest expense, net				8,839
Provision for income taxes				9,896
Earnings from continuing operations				17,866

Identifiable assets	465,523	92,812	54,506	612,841
Depreciation and amortization	12,827	4,207	775	17,809
Goodwill	42,161	7,226	-	49,387
Expenditures on property, plant and equipment	14,377	4,901	636	19,914

Other expense for the year ended December 31, 2011 includes impairments of long-lived assets in the Consumer Products Group of $358 (see note 14).

	December 31, 2011
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	396,279	80,861	161,339	65,700	704,179
Canada	14,167	6,957	3,057	9,313	33,494
Europe and other	68,749	3,256	843	116,230	189,078
Total revenues from external customers	479,195	91,074	165,239	191,243	926,751

Segment operating income (loss)	22,813	7,083	(3,978)	9,040	34,958

Identifiable assets	235,563	61,426	64,818	103,716	465,523
Depreciation and amortization	6,894	2,454	2,478	1,001	12,827
Goodwill	19,066	12,030	2,934	8,131	42,161
Expenditures on property, plant and equipment	9,182	1,985	2,940	270	14,377

SUNOPTA INC.	-F45-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

	January 1, 2011
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	582,945	54,713	-	637,658
Canada	21,557	14,867	-	36,424
Europe and other	146,307	11,288	-	157,595
Total revenues from external customers	750,809	80,868	-	831,677

Segment operating income (loss)	49,549	7,753	(12,118)	45,184

Other expense, net				10,309
Interest expense, net				9,749
Provision for income taxes				7,123
Earnings from continuing operations				18,003

Identifiable assets	449,884	87,853	48,974	586,711
Depreciation and amortization	11,271	4,099	1,101	16,471
Goodwill	41,842	6,332	-	48,174
Expenditures on property, plant and equipment	15,025	1,580	856	17,461

Other expense for the year ended January 1, 2011 includes impairment of long-lived assets in the Consumer Products Group of $7,549 (see note 14).

	January 1, 2011
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	302,073	104,745	129,240	46,887	582,945
Canada	6,474	8,492	4,551	2,040	21,557
Europe and other	56,358	3,292	977	85,680	146,307
Total revenues from external customers	364,905	116,529	134,768	134,607	750,809

Segment operating income (loss)	28,003	18,870	(1,302)	3,978	49,549

Identifiable assets	234,522	59,846	71,307	84,209	449,884
Depreciation and amortization	4,894	2,159	3,291	927	11,271
Goodwill	19,066	12,030	2,346	8,400	41,842
Expenditures on property, plant and equipment	6,038	7,754	939	294	15,025

SUNOPTA INC.	-F46-	December 29, 2012 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Geographic Segments

	December 29, 2012
	U.S.	Canada	Europe and Other(1)	Total
	$	$	$	$
Property, plant and equipment	114,614	13,326	12,639	140,579
Goodwill	41,281	7,666	8,467	57,414
Total assets	285,017	250,501	171,792	707,310

	December 31, 2011
	U.S.	Canada	Europe and Other(1)	Total
	$	$	$	$
Property, plant and equipment	108,326	8,767	3,491	120,584
Goodwill	41,256	-	8,131	49,387
Total assets	288,767	227,380	115,356	631,503

(1)	Other includes operations in China and Ethiopia as part of the International Foods Group.

For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, the Company did not have any customers that exceeded 10% of total revenues.

22. Subsequent event

Bulgarian Processing Operation

On December 31, 2012, the Company acquired a grains handling and processing facility operated as the Organic Land Corporation OOD (“OLC”) and located in Silistra, Bulgaria. The purchase price was €3,200, plus an earn-out based on predetermined earnings targets over a three-year period. The facility is located near a protected and chemical free agricultural area, which produces organic products including sunflower, flax seed, corn, barley, and soybeans. This acquisition diversifies the Company’s organic sunflower processing operations and should allow it to expand its capabilities into other organic products grown in the region. The Bulgarian processing operation is included in the International Foods Group.

This transaction will be accounted for as a business combination under the acquisition method of accounting. The acquired assets of OLC consist primarily of property, plant and equipment. The purchase price will be allocated to the identifiable net assets based on their estimated fair values as of the acquisition date. Due to the limited time since the closing of the transaction, the valuation efforts and related acquisition accounting are incomplete at the time of filing of these consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including any resulting goodwill.

SUNOPTA INC.	-F47-	December 29, 2012 10-K

Supplemental financial information (unaudited)

Summarized below is the Consolidated Statement of Operations for the quarters ended December 29, 2012, September 29, 2012, June 30, 2012 and March 31, 2012, as well as the fiscal 2011 quarterly comparatives.

	Quarter ended
	December 29, 2012(1)	December 31, 2011(2),(3)
	$	$

Revenues	270,089	242,322
Cost of goods sold	241,107	215,711
Gross profit	28,982	26,611

Selling, general and administrative expenses	20,967	20,679
Intangible asset amortization	1,280	983
Other expense, net	188	55
Foreign exchange (gain) loss	(417)	62

Earnings from continuing operations before the following	6,964	4,832

Interest expense, net	1,853	2,302

Earnings from continuing operations before income taxes	5,111	2,530

Provision for income taxes	632	1,021

Earnings from continuing operations	4,479	1,509

Discontinued operations
Loss from discontinued operations, net of income taxes(4)	(69)	(8,948)
Gain on sale of discontinued operations, net of income taxes(5)	132	-

Earnings (loss) from discontinued operations, net of income taxes	63	(8,948)

Earnings (loss)	4,542	(7,439)

Earnings attributable to non-controlling interests	159	113

Earnings (loss) attributable to SunOpta Inc.	4,383	(7,552)

Earnings (loss) per share - basic
-from continuing operations	0.07	0.02
-from discontinued operations	-	(0.14)
	0.07	(0.11)

Earnings (loss) per share - diluted
-from continuing operations	0.06	0.02
-from discontinued operations	-	(0.13)
	0.07	(0.11)

(1)	Includes the results of operations of Babco Industrial Corp. (“Babco”), acquired February 2012, and WGI Heavy Metals, Inc. (“WGI”), acquired August 2012.
(2)	Includes the results of operations of Inland RC, LLC from November 2011 date of acquisition, and Lorton’s Fresh Squeezed Juices, Inc. (“Lorton’s”) acquired August 2011.
(3)	Reflects the reclassification of revenues and expenses of Purity Life Natural Health Products (“Purity”) (sold June 2012) to discontinued operations.
(4)

Fourth quarter of 2011 reflects results of operations of Purity, including a pre-tax charge of $7,510 for the impairment of long-lived assets, and results of operations of Colorado Sun Oil Processing LLC (“CSOP”), sold August 2011, including a pre-tax charge of $5,246 in connection with an arbitration ruling.

(5)	Fourth quarter of 2012 reflects results of operations and final recognition of gain on sale of Purity Life Natural Health Products (“Purity”), sold June 2012.

SUNOPTA INC.	-F48-	December 29, 2012 10-K

	Quarter ended
	September 29, 2012(1)	October 1, 2011(2),(3)
	$	$

Revenues	279,339	257,011
Cost of goods sold	246,158	226,990
Gross profit	33,181	30,021

Selling, general and administrative expenses	19,395	20,591
Intangible asset amortization	1,225	1,045
Other expense, net	264	7
Foreign exchange (gain) loss	(130)	1,022

Earnings from continuing operations before the following	12,427	7,356

Interest expense, net	2,339	2,033

Earnings from continuing operations before income taxes	10,088	5,323

Provision for income taxes	3,947	1,451

Earnings from continuing operations	6,141	3,872

Discontinued operations
Earnings (loss) from discontinued operations, net of taxes	112	(433)
Gain on sale of discontinued operations, net of taxes(4)	-	71

Earnings (loss) from discontinued operations, net of taxes	112	(362)

Earnings	6,253	3,510

Earnings attributable to non-controlling interests	449	144

Earnings attributable to SunOpta Inc.	5,804	3,366

Earnings (loss) per share - basic
-from continuing operations	0.09	0.06
-from discontinued operations	-	(0.01)
	0.09	0.05

Earnings (loss) per share - diluted
-from continuing operations	0.09	0.06
-from discontinued operations	-	(0.01)
	0.09	0.05

(1)	Includes the results of operations of Babco, acquired February 2012, and WGI from August 2012 date of acquisition.
(2)	Includes the results of operations of Lorton’s from August 2011 date of acquisition.
(3)	Reflects the reclassification of revenues and expenses of Purity (sold June 2012) to discontinued operations.
(4)	Third quarter of 2011 reflects gain on sale of CSOP in August 2011.

SUNOPTA INC.	-F49-	December 29, 2012 10-K

	Quarter ended
	June 30, 2012(1)	July 2, 2011(2)
	$	$

Revenues	282,308	275,188
Cost of goods sold	245,220	243,209
Gross profit	37,088	31,979

Selling, general and administrative expenses	22,086	21,163
Intangible asset amortization	1,235	1,017
Other expense (income), net	1,378	(3,256)
Foreign exchange (gain) loss	(581)	19

Earnings from continuing operations before the following	12,970	13,036

Interest expense, net	2,558	2,520

Earnings from continuing operations before income taxes	10,412	10,516

Provision for income taxes	2,769	4,170

Earnings from continuing operations	7,643	6,346

Discontinued operations
Earnings (loss) from discontinued operations, net of taxes	214	(1,233)
Gain on sale of discontinued operations, net of taxes(3)	676	-

Earnings (loss) from discontinued operations, net of taxes	890	(1,233)

Earnings	8,533	5,113

Earnings attributable to non-controlling interests	388	712

Earnings attributable to SunOpta Inc.	8,145	4,401

Earnings (loss) per share - basic
-from continuing operations	0.11	0.09
-from discontinued operations	0.01	(0.02)
	0.12	0.07

Earnings (loss) per share - diluted
-from continuing operations	0.11	0.08
-from discontinued operations	0.01	(0.02)
	0.12	0.07

(1)	Includes the results of operations of Babco, acquired February 2012.
(2)	Reflects the reclassification of revenues and expenses of Purity (sold June 2012) to discontinued operations.
(3)	Second quarter of 2012 reflects recognition of preliminary gain on the sale of Purity in June 2012.

SUNOPTA INC.	-F50-	December 29, 2012 10-K

	Quarter ended
	March 31, 2012(1),(2)	April 2, 2011(2)
	$	$

Revenues	259,328	245,350
Cost of goods sold	224,842	212,717
Gross profit	34,486	32,633

Selling, general and administrative expenses	20,430	19,743
Intangible asset amortization	1,193	1,016
Other expense, net	364	362
Foreign exchange loss	82	135

Earnings from continuing operations before the following	12,417	11,377

Interest expense, net	2,583	1,984

Earnings from continuing operations before income taxes	9,834	9,393

Provision for income taxes	3,586	3,253

Earnings from continuing operations	6,248	6,140

Earnings (loss) from discontinued operations, net of taxes	191	(392)

Earnings	6,439	5,748

Earnings attributable to non-controlling interests	547	667

Earnings attributable to SunOpta Inc.	5,892	5,081

Earnings (loss) per share - basic
-from continuing operations	0.09	0.08
-from discontinued operations	-	(0.01)
	0.09	0.08

Earnings (loss) per share - diluted
-from continuing operations	0.09	0.08
-from discontinued operations	-	(0.01)
	0.09	0.08

(1)	Includes the results of operations of Babco from February 2012 date of acquisition.
(2)	Reflects the reclassification of revenues and expenses of Purity (sold June 2012) to discontinued operations.

SUNOPTA INC.	-F51-	December 29, 2012 10-K